Form 10-Q
period 1995-09-30
REALTY INCOME CORP
filed 1995-11-15
CIK 726728

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
                            =========

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended SEPTEMBER 30, 1995, or
                                      ==================

   [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                 COMMISSION FILE NUMBER 1-13318
                 ==============================

                    REALTY INCOME CORPORATION
                    =========================
     (Exact name of registrant as specified in its charter)

                            DELAWARE
                            ========
 (State or other jurisdiction of incorporation or organization)

                           33-0580106
                           ==========
              (I.R.S. Employer Identification No.)

       220 WEST CREST STREET, ESCONDIDO, CALIFORNIA  92025
       ===================================================
            (Address of principal executive offices)

                         (619) 741-2111
                         ==============
                 (Registrant's telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES [X]     NO [ ]

Number of shares outstanding of common stock as of November 13, 1995: Common Stock, $1.00 par value; 22,836,237

                                                     Page 1 of 72
                                 Exhibit Index located on Page 28

             PART I.  ITEM 1.  FINANCIAL STATEMENTS

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
            September 30, 1995 And December 31, 1994
          (dollars in thousands, except per share data)
                           (Unaudited)

                                         1995          1994
                                         ====          ====
ASSETS
Real Estate, at Cost:
  Land                                   $ 144,794     $ 122,059
  Buildings and Improvements               361,228       328,644
                                         ---------     ---------
     Real Estate, at Cost                  506,022       450,703
  Less - Accumulated Depreciation
     and Amortization                      122,455       112,169
                                         ---------     ---------
     Net Real Estate, at Cost              383,567       338,534
Cash and Cash Equivalents                    2,831        11,673
Accounts Receivable                            809         1,266
Other Assets                                 2,125         1,295
Goodwill                                    22,601            --
                                         ---------     ---------
     TOTAL ASSETS                        $ 411,933     $ 352,768
                                         =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Accounts Payable and Accrued Expenses  $   1,026     $     658
  Due to Advisor                                --            34
  Distributions Payable                      3,168         2,925
  Other Liabilities                          4,300         1,119
  Notes Payable                             12,597        12,616
  Line of Credit Payable                    44,600            --
                                         ---------     ---------
     TOTAL LIABILITIES                      65,691        17,352
                                         ---------     ---------

                                           Continued on next page

           REALTY INCOME CORPORATION AND SUBSIDIARIES
             Consolidated Balance Sheets (continued)
             =======================================
            September 30, 1995 And December 31, 1994
          (dollars in thousands, except per share data)
                           (Unaudited)

                                         1995          1994
                                         ====          ====
Stockholders' Equity
  Common Stock, Par Value $1.00 Per
    Share, 40,000,000 Shares Authorized,
    20,436,237 and 19,502,091
    Shares Issued and Outstanding in 1995
    and 1994, respectively                  20,436        19,502
  Preferred Stock, Par Value $1.00 Per
    Share, 5,000,000 Shares Authorized,
    No Shares Issued or Outstanding             --            --
  Capital in Excess of Par Value           472,029       452,996
  Accumulated Distributions in Excess
    of Net Income                         (146,223)     (137,082)
                                         ---------     ---------
     TOTAL STOCKHOLDERS' EQUITY            346,242       335,416
  Commitments and Contingencies
                                         ---------     ---------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY              $ 411,933     $ 352,768
                                         =========     =========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Operations
              =====================================
 For The Three And Nine Months Ended September 30, 1995 And 1994
          (dollars in thousands, except per share data)
                           (Unaudited)

                            Three                     Nine
               Three        Months       Nine         Months
               Months       Ended        Months       Ended
               Ended        9/30/94      Ended        9/30/94
               9/30/95      (Note 2)     9/30/95      (Note 2)
               =======      ========     =======      ========
REVENUES
Rental         $   13,023   $   11,894   $   37,001   $   35,407
Interest               48          266          204          703
Other                  31           17           68           78
               ----------   ----------   ----------   ----------
                   13,102       12,177       37,273       36,188
               ----------   ----------   ----------   ----------
EXPENSES
Depreciation
  and
  Amortization      3,863        3,449       10,793       10,362
Advisor Fees          753        1,385        3,661        3,971
General and
  Administrative    1,329        1,318        3,050        2,811
Interest            1,016          119        1,910          134
REIT Trans-
  action Costs         --       11,201           --       11,201
               ----------   ----------   ----------   ----------
                    6,961       17,472       19,414       28,479
               ----------   ----------   ----------   ----------
Income (Loss)
  Before Gain
  (Loss) on
  Sales of
  Properties        6,141       (5,295)      17,859        7,709
Gain (Loss) on
  Sales of
  Properties          (21)          --           56          366
               ----------   ----------   ----------   ----------
NET INCOME
  (LOSS)       $    6,120   $   (5,295)  $   17,915   $    8,075
               ==========   ==========   ==========   ==========

                                           Continued on next page

           REALTY INCOME CORPORATION AND SUBSIDIARIES
        Consolidated Statements Of Operations (continued)
        =================================================
 For The Three And Nine Months Ended September 30, 1995 And 1994
          (dollars in thousands, except per share data)
                           (Unaudited)

                            Three                     Nine
               Three        Months       Nine         Months
               Months       Ended        Months       Ended
               Ended        9/30/94      Ended        9/30/94
               9/30/95      (Note 2)     9/30/95      (Note 2)
               =======      ========     =======      ========
Net Income
  Per Share
  (Note 4)     $     0.31           --   $     0.91           --
               ==========   ==========   ==========   ==========

Weighted
  Average
  Number of
  Shares
  Outstanding
  (Note 4)     19,949,843           --   19,653,479           --
               ==========   ==========   ==========   ==========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
      For The Nine Months Ended September 30, 1995 And 1994
                     (dollars in thousands)
                           (Unaudited)

                                                       1994
                                         1995          (Note 2)
                                         ====          ========
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                             $  17,915     $   8,075
  Adjustments to Net Income:
   Depreciation and Amortization            10,793        10,362
   Gain on Sales of Properties                 (56)         (366)
   Provision for Impairment Loss                --           135
   Changes in Assets and Liabilities
     (net of the Merger with R.I.C.
     Advisor, Inc.):
     Change in Accounts Receivable
       and Other Assets                       (772)        2,552
     Change in Due to Advisor                  (32)         (718)
     Change in Other Liabilities               520         2,020
                                         ---------     ---------
     Net Cash Provided by
       Operating Activities                 28,368        22,060
                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sales of Properties            463         1,563
  Investments in Properties                (56,107)         (141)
                                         ---------     ---------
     Net Cash Provided by (Used in)
       Investing Activities                (55,644)        1,422
                                         ---------     ---------

                                           Continued on next page

           REALTY INCOME CORPORATION AND SUBSIDIARIES
        Consolidated Statements Of Cash Flows (continued)
        =================================================
      For The Nine Months Ended September 30, 1995 And 1994
                     (dollars in thousands)
                           (Unaudited)

                                                       1994
                                         1995          (Note 2)
                                         ====          ========
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Acquired from Advisor Merger            647            --
  Proceeds from Lines of Credit             44,600           625
  Payments of Lines of Credit                   --          (880)
  Payment of Distributions                 (26,813)      (35,886)
  Payments in lieu of Promissory Notes
    and Fractional Shares                       --        (1,521)
                                         ---------     ---------
     Net Cash Provided by (Used in)
       Financing Activities                 18,434       (37,662)
                                         ---------     ---------

Net Decrease in Cash and
  Cash Equivalents                          (8,842)      (14,180)

  Cash and Cash Equivalents,
    Beginning of Period                     11,673        29,329
                                         ---------     ---------
  Cash and Cash Equivalents,
    End of Period                        $   2,831     $  15,149
                                         =========     =========

For supplemental disclosure of cash flow information, see Note 7.

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
           Notes To Consolidated Financial Statements
           ==========================================
                       September 30, 1995
                           (Unaudited)

1.  Management Statement
------------------------

The financial statements of Realty Income Corporation ("Realty Income" or the "Company") were prepared from the books and records of the Company without audit or verification and in the opinion of management include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to the audited financial statements of the Company for the year ended December 31, 1994, which are included in the Company's 1994 Annual Report on Form 10-K/A, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

Certain of the 1994 balances have been reclassified to conform to 1995 presentation. The reclassifications had no effect on stockholders' equity or net income (loss).

2.  Organization and Operation
------------------------------

The Company was organized in the state of Delaware on September 9, 1993 to facilitate the merger, which was effected on August 15, 1994 (the "Consolidation"), of 10 privately-held real estate limited partnerships and 15 publicly-held real estate limited partnerships (the "Partnerships") with and into Realty Income. Realty Income invests in commercial real estate and has elected to be taxed as a real estate investment trust ("REIT").

The Consolidation was accounted for as a reorganization of affiliated entities under common control in a manner similar to a pooling-of-interests. Under this method, the assets and liabilities of the Partnerships were carried over at their historical book values and their operations have been recorded on a combined historical basis. The pooling-of-interests method of accounting also requires the reporting of the results of operations as though the entities had been combined as of the beginning of the earliest period presented. Accordingly, the results of operations for the three and nine month period ended September 30, 1994 comprise those of the separate entities combined from the beginning of the period through August 15, 1994 and those of the Company from August 16, 1994 through

September 30, 1994. Prior to the Consolidation, the Company had no significant operations; therefore, the combined operations for the periods prior to the Consolidation represent the operations of the Partnerships. The Consolidation did not require any material adjustments to conform the accounting policies of the separate entities to that of the Company. All intercompany transactions and balances have been eliminated.

3.  Acquisition of R.I.C. Advisor, Inc.
---------------------------------------

On August 17, 1995, the Company acquired all of the outstanding capital stock of R.I.C. Advisor, Inc. (the "Advisor") for 990,704 shares of the Company's common stock valued at approximately $21.2 million. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in approximately $22.7 million in cost in excess of net assets acquired. Such excess is being amortized on a straight line basis over 25 years.

The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of each period presented. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined company. The Advisor had several non-recurring expenses during 1994 and 1995 which negatively impacted net income and net income per share amounts.

      For the Nine Months Ended September 30, 1995 and 1994
                           (Unaudited)
          (Dollars in thousands, except per share data)

                                         Proforma      Proforma
                                         1995          1994
                                         ====          ====
Revenues                                 $ 37,483      $ 36,015
Net Income                                 16,495         5,298
                                         --------      --------
Net Income Per Share                     $   0.81           N/A
                                         --------      --------

4.  Net Income Per Share
------------------------

The computation of net income per share for the three and nine months ended September 30, 1995 is based upon 19,503,080 outstanding shares for the period January 1, 1995 through August 17, 1995 and 20,436,237 shares for the period August 18, 1995 through September 30, 1995 of Realty Income's common stock. An adjustment of 471 shares, for options vested, was added to the weighted average number of shares outstanding for the third quarter of 1995. Prior to the Consolidation on August 15, 1994, the capital of the Partnerships consisted of limited partner units and general partners interest with no long term debt. In the Consolidation, limited partners exchanged their units for shares of common stock or Variable Rate Senior Notes of the Company due 2001 (the "Notes"). The general partners did not receive any shares or Notes for their general partner interests. Due to these changes in capital structure, which were caused by the Consolidation, and additional expenses associated with the operations of a publicly traded REIT, net income (loss) per share would not be comparable or meaningful for the three and nine months ended September 30, 1994.

5.  Credit Facility Available for Acquisitions
----------------------------------------------

In November 1994, the Company obtained a $100 million, three-year, revolving, unsecured acquisition credit facility from The Bank of New York, as agent, and several major U.S. and non-U.S. banks. This credit facility has been and is anticipated to continue to be used to acquire additional retail properties.

The credit facility currently bears interest at 1.375% over the London Interbank Offered Rate ("LIBOR") and offers the Company other interest rate options. A commitment fee of 0.35% or less, per annum, accrues on the average amount of the unused available credit commitment. The credit facility is subject to various leverage and interest coverage ratio limitations. As of September 30, 1995 and December 31, 1994, the outstanding balance on the credit facility was $44,600,000 and $0, respectively. The effective interest rate at September 30, 1995 was 7.28%.

Interest of $29,000 and $187,000 was capitalized on properties under construction during the three and nine months ended
September 30, 1995.  No interest was capitalized in 1994.

6.  Notes Payable
-----------------

In connection with the Consolidation, certain investors elected to receive Notes totaling $12,597,000. The Notes mature on June 30, 2001 and the interest rate is adjusted quarterly. The interest rate on the Notes was 7.50% and 6.94% at September 30, 1995 and December 31, 1994, respectively. On October 2, 1995 the interest rate adjusted to 7.44%.

7.  Properties
--------------

A. At September 30, 1995, the Company owned a diversified portfolio of 676 properties in 42 states consisting of over 4.6 million square feet of leasable space. Of the Company's properties, 666 are single tenant properties with the remaining properties being multi-tenant properties. Over 99% (663) of the single tenant properties were leased at September 30, 1995. The remaining three single tenant properties are vacant and available for lease. The average remaining lease term for all leases on the Company's 666 single tenant properties, is approximately 9.4 years as of September 30, 1995.

Completed retail properties acquired during the quarter ended
September 30, 1995 include:

INDUSTRY        TENANT         CITY/STATE             AMOUNT
========        ======         ==========             ======
Automotive      Econo Lube
                 N' Tune       San Antonio, TX        $   636,000
Convenience     Pantry         Henderson, KY              740,000
Convenience     Pantry         Owensboro, KY              950,000
Convenience     Pantry         Cary, NC                 1,275,000
Convenience     Pantry         Greenville, NC             845,000
Convenience     Pantry         Greenville, NC             630,000
Convenience     Pantry         Jacksonville, NC           680,000
Convenience     Pantry         Columbia, SC               600,000
Convenience     Pantry         Johns Island, SC           520,000
Convenience     Pantry         Lexington, SC              800,000
Convenience     Pantry         Myrtle Beach, SC           730,000
Convenience     Pantry         North Charleston, SC     1,050,000
Convenience     Pantry         Summerville, SC            630,000
Convenience     Pantry         La Vergne, TN              990,000
Convenience     Pantry         Shelbyville, TN            665,000
Restaurant      DF&R           Oklahoma City, OK          760,000
                                                      -----------
     Subtotal                                          12,501,000
                                                      -----------

Land acquired and/or buildings under construction funded during the quarter ended September 30, 1995:

INDUSTRY        TENANT         CITY/STATE             AMOUNT
========        ======         ==========             ======
Automotive      R&S Strauss    Cherry Hill, NJ            500,000
Automotive      R&S Strauss    Philadelphia, PA            79,000
Convenience     Dairy Mart     Perrysburg, OH             212,000
Restaurant      Golden Corral  St. Charles, MO             73,000
Restaurant      Golden Corral  Omaha, NE                  202,000
Restaurant      Golden Corral  Amherst, NY                193,000
Restaurant      Golden Corral  Memphis, TN                511,000
Interest capitalized                                       29,000
Capitalized expenditures relating to existing
  properties                                              200,000
                                                      -----------
     Subtotal                                           1,999,000
                                                      -----------
     TOTAL                                            $14,500,000
                                                      ===========

B. Realty Income industry diversification by number of properties:

                     SEPTEMBER 30, 1995      DECEMBER 31, 1994

                   NUMBER OF   PERCENTAGE  NUMBER OF   PERCENTAGE
INDUSTRY           PROPERTIES  OF TOTAL    PROPERTIES  OF TOTAL
========           ==========  ==========  ==========  ==========
Child Care            320          47%        321          51%
Restaurant            175          26%        164          26%
Automotive            130          19%        128          20%
Convenience            32           5%          1           0%
Home Furnishings        4           1%          0           0%
Other                  15           2%         16           3%
                      ---         ----        ---         ----
     Total            676         100%        630         100%
                      ===         ====        ===         ====

8.  Supplemental Disclosure of Cash Flow Information
----------------------------------------------------

A. The merger of the Advisor into the Company on August 17, 1995 resulted in the following:

Increases in:
  Other Assets                                      $ (1,143,000)
  Goodwill                                           (21,184,000)
  Common Stock retired after the merger               (1,230,000)

Increases/(Decrease) in:
  Other Liabilities                                    3,029,000
  Due to Advisor                                          (2,000)
  Common Stock                                           991,000
  Capital in Excess of Par Value                      20,186,000
                                                    ------------

  Cash Acquired from Merger                         $    647,000
                                                    ============

After the merger, shares acquired by the Company in the merger were retired resulting in the following decreases:

  Common Stock                                      $    (58,000)
  Capital in Excess of Par Value                      (1,172,000)
                                                    ------------

  Total                                             $ (1,230,000)
                                                    ============

In 1995, Other Assets of $1,526,000 were reclassified to
Goodwill.

B. In 1995, the following increases (decreases) occurred resulting from exchanges of Notes Payable for Common Stock:

  Notes Payable                                     $    (19,000)
  Common Stock                                             1,000
  Capital in Excess of Par Value                          19,000

C. In August 1994, the following increases occurred resulting from exchanges of limited partnership units for Notes Payable and Common Stock:

  Notes Payable                                     $ 13,086,000
  Common Stock                                        19,478,000
  Capital in Excess of Par Value                     452,534,000

9.  Related Party Transactions
------------------------------

A.  Advisory Agreement

On August 15, 1994, in connection with the Consolidation, the Company entered into an advisory agreement under which R.I.C.
Advisor, Inc. advised the Company with respect to its investments and assumed day-to-day management of the Company.

On April 28, 1995 the Company signed an agreement and plan of merger with the Advisor (the "Agreement"). The Agreement provided for the merger of the Advisor into Realty Income, pursuant to which all of the outstanding common stock of the Advisor would be converted into up to 990,704 shares of common stock of Realty Income.

On August 17, the Advisor was merged into the Company. The Company issued 990,704 shares of common stock as consideration for the outstanding common stock of the Advisor. The Advisor had held 57,547 shares of common stock of the Company which were retired. As part of the merger, the advisory agreement was terminated.

B.  Related Party Transactions Prior to the Consolidation

Cash Distributions - the Advisor and William E. and Evelyn J.
Clark, the former general partners of the Partnerships, collectively, received approximately 1.0% of the Partnerships' distributions. For the three and nine months ended September 30, 1994, general partners' distributions totaled $118,000 and $336,000, respectively.

Management Fees - the Advisor received management fees of approximately 1.5% of gross receipts of the Partnerships. For the three and nine months ended September 30, 1994, management fees totaled $92,000 and $432,000, respectively.

Administrative Expenses - the Advisor received reimbursements for personnel and overhead costs incurred to administer the operations of the Partnerships. For the three and nine months ended September 30, 1994, reimbursements totaled $558,000 and $2,804,000, respectively.

The administrative expenses and management fees described in the preceding paragraphs are included in Advisor Fees in the accompanying consolidated statements of operations for the three and nine months ended September 30, 1994.

10.  Distributions Paid And Payable
----------------------------------

For the nine months ended September 30, 1995, the Company paid monthly distributions of $0.15 per share from January through July and increased its monthly distributions to $0.155 per share in August and September. The distributions for the nine months totaled $1.36 per share.

As of September 30, 1995, distributions of $0.155 per share were declared and payable on October 16, 1995 to stockholders of record on October 2, 1995. On October 17, 1995, distributions of $0.155 per share were declared and payable on November 15, 1995 to stockholders of record on November 1, 1995.

11.  Commitments and Contingencies
----------------------------------

As of September 30, 1995, the Company had entered into agreements with unrelated parties to acquire three properties to be purchased under sale/leaseback agreements for an estimated aggregate amount of $4.6 million and to fund four buildings under construction on land owned by the Company for an estimated aggregate amount of $2.0 million.

The Company is a defendant in a civil action concerning a transaction in which certain of the Company's predecessor partnerships acquired an interest in three private limited partnerships previously owned by the plaintiff. In 1992, the court awarded a judgment against the plaintiff and in favor of the Company. The plaintiff has appealed the judgment. The Company believes the plaintiff's appeal is without merit and will continue to vigorously defend this action.

In the ordinary course of its business, the Company is a party to various legal actions which the Company believes are routine in nature and incidental to the operation of the business of the Company. The Company believes that the outcome of the proceedings will not have a material adverse effect upon its operations or financial condition.

    PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

Realty Income Corporation ("Realty Income" or the "Company") was organized to operate as an equity real estate investment trust
(REIT). The Company is a fully integrated, self-administered and self-managed REIT. The Company is the nation's largest publicly traded owner of freestanding, single-tenant, retail properties diversified geographically and by industry and operated under triple-net lease agreements and, through its predecessors, has been in the real estate investment business since 1969.

Realty Income concentrates its investments in triple-net leased retail properties used in various industries. As of October 31, 1995, the Company owned a diversified portfolio of 676 properties in 42 states consisting of over 4.6 million square feet of leasable space. As of October 31, 1995, the portfolio consisted of 320 child care centers, 175 restaurant facilities, 130 after-market automotive retail locations, 32 convenience stores, 4 home furnishings stores and 15 other properties. Of the 676 properties, 617 or 91% are leased to national or major regional retail chain operators; 35 or 5% are leased to franchisees of retail chain operators; 21 or 3% are leased to other tenant types; and three or less than 1% are available for lease. Six hundred sixty four properties (over 98%) were leased to tenants under triple-net leases at October 31, 1995. Triple-net leases typically require the tenant to be responsible for substantially all property operating costs including, but not limited to, property taxes, insurance, maintenance and structural repairs. The average remaining lease term (excluding extension options) for all leases on the Company's properties, excluding ten multi-tenant properties, is approximately 9.3 years as of October 31, 1995.

Realty Income was organized in the state of Delaware on September 9, 1993 to facilitate the consolidation of the Company with 25 public and private real estate limited partnerships (the "Partnerships") formed between 1970 and 1989 (the "Consolidation"). The Consolidation occurred on August 15, 1994. The Company's common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol "O."

Investors in the Partnerships who elected to invest in the equity of the Company received a total of 19,503,080 shares of common stock. Certain investors elected to receive Variable Rate Senior Notes (the "Notes") totaling $12,597,000. The Notes are due in 2001 and are listed on the NYSE under the symbol "O01." In 1994 the Company paid $987,000 in cash in lieu of issuing promissory notes and $517,000 in cash in lieu of issuing fractional shares.

In accordance with the Company's certificate of incorporation and bylaws, the responsibility for the management and control of the Company's operations is vested in its board of directors. Prior to August 18, 1995, the Company's day-to-day affairs were managed by R.I.C. Advisor, Inc. (the "Advisor") which provided advice and assistance regarding acquisitions of properties by the Company and performed the day-to-day management of the Company's properties and business. On August 17, 1995, the Advisor was merged with and into the Company (the "Merger") and the advisory agreement between the Company and the Advisor was terminated.
The Company issued 990,704 shares of common stock as consideration for the outstanding common stock of the Advisor. The Advisor had held 57,547 shares of common stock of the Company which were retired after the merger. As a result of the Merger, the Company is a fully integrated, self-administered and self-managed REIT.

Liquidity and Capital Resources
-------------------------------

The Company was organized for the purpose of operating as an equity real estate investment trust which acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from lease revenue. The Company intends to retain an appropriate amount of cash as working capital reserves. At September 30, 1995, the Company had cash and cash equivalents totaling $2.8 million.

In November 1994 the Company entered into a $100 million three-year, revolving, unsecured acquisition credit facility. This facility has been and is expected to be used to acquire additional retail properties leased to national and regional retail chains under long term lease agreements. The line currently bears interest at 1.375% over the London Interbank Offered Rate ("LIBOR") and offers the Company other interest rate options. As of November 10, 1995, $55.4 million was available to the Company under the credit facility.

The Company expects to meet its long-term capital needs for the acquisition of properties through the issuance of public or private debt or equity. On August 3, 1995, the Company filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $200 million in value of common stock, preferred stock or debt securities.

On November 6, 1995, the Company issued 2,400,000 shares of common stock at a price of $19.65 per share. The shares were issued pursuant to the registration statement and a related prospectus supplement. The net proceeds from this offering will be used to repay the outstanding borrowings under the acquisition credit facility and, to the extent that the net proceeds of the offering exceed the outstanding borrowings, for other general corporate purposes, which may include property acquisitions.

During the nine months ended September 30, 1995, the Company purchased 48 properties for $55.9 million. The 48 properties and $55.9 million invested consist of 44 retail properties ($53.1 million) and four properties currently under development ($2.8 million). All of the above mentioned properties, including the properties under development, are leased with terms of 10 to 20 years. The properties were purchased with $11.3 million of cash on hand and $44.6 million from the acquisition credit facility. The Company invested an additional $230,000 in existing properties.

Cash distributions paid for the nine months ended September 30, 1995 and 1994 were $26.8 million and $35.9 million, respectively.
Of these distributions, $8.9 million and $27.8 million, respectively, represented return of capital.

For the nine months ended September 30, 1995, the Company paid monthly distributions of $0.15 per share from January through July and increased its monthly distributions to $0.155 per share in August and September. The distributions for the nine months totaled $1.36 per share. Of the $1.36 in distributions per share, $0.45 represents return of capital for book purposes. In September and October 1995, the Company declared two additional monthly distributions of $0.155 per share payable on October 16 and November 15, 1995. It is currently unknown what percentage, if any, of the October and November 1995 distributions will consist of return of capital. Management of the Company believes that cash provided from operating activities will be sufficient to meet operating requirements and provide the level of stockholder distributions required to maintain its status as a REIT.

As a result of the Merger with the Advisor, the amount of the earnings and profits of the Advisor (the "Acquired Earnings") carried over from the Advisor to the Company. In addition to the distribution requirements to maintain its status as a REIT, the Company must distribute or be deemed to have distributed all of the Acquired Earnings on or before December 31, 1995 to retain its REIT status. Accordingly, the Company will be required to accurately determine the amount of the Acquired Earnings. At the Company's request, KPMG Peat Marwick LLP ("KPMG") performed certain procedures relating to the amount of the Acquired Earnings as of August 17, 1995 (the date of the Merger); KPMG concluded that the Acquired Earnings did not exceed $5,000,000. Such conclusion was based on the Advisor's tax returns as filed with the Internal Revenue Service (the "IRS"), certain other information provided by the Advisor and other assumptions and qualifications which were set forth in KPMG's report. However, KPMG's conclusion is not binding on the IRS, and calculation of the amount of the Acquired Earnings involves the application of certain complex and technical provisions of the Code and also requires that certain complex factual determinations be made. Furthermore, the amount of distributions required to eliminate the Acquired Earnings will in part depend on the Company's income through December 31, 1995. As a result, there can be no assurance that the IRS will not challenge the positions taken by the Advisor in the tax returns provided to KPMG or KPMG's conclusion regarding the amount of the Acquired Earnings or subsequently determine that the Company failed to distribute all the Acquired Earnings. In the event the IRS makes such a determination, the Company would lose its REIT qualification for the year of the Merger and, perhaps, for subsequent years, which would have a material adverse effect on the financial position and results of operations of the Company and its ability to make distributions to stockholders and debt service payments.

The Company is exploring its alternatives with respect to making distributions sufficient to eliminate the Acquired Earnings and, based on its monthly distribution history, the Company will be required to make, or be deemed to make, additional distributions to stockholders in order to eliminate the Acquired Earnings. The Company may accomplish these additional distributions (i) by increasing its monthly distribution, (ii) by making special distributions during 1995, (iii) by causing certain monthly or special distributions paid in January 1996 to relate back to 1995 for income tax purposes (in which case such distributions would be deemed to have been paid in 1995 for income tax purposes), or
(iv) by some combination of the foregoing. In this regard, the Company has applied for a ruling from the IRS relating to the distribution of the Acquired Earnings which, if granted as requested, would substantially reduce or eliminate the need to make, or be deemed to make, any special cash distributions or to increase the amount of its monthly distributions in order to eliminate the Acquired Earnings. Accordingly, there can be no assurance that the Company will be required to make or will make any special cash distributions, or will be required to increase or will increase the amount of its monthly distributions, in order to eliminate the Acquired Earnings. However, even if the ruing is granted, the Company expects that it will be required to cause certain monthly distributions which it expects to make in January 1996 to relate back to 1995 for income tax purposes (in which case such distributions would be treated for income tax purposes as having been received by stockholders on December 31,
1995). If this were to occur, stockholders would be required to include those distributions, to the extent they represent dividend income or capital gain, in their taxable income for 1995, even though actually received by stockholders in 1996. In any event, as a result of the Merger, the Company's stockholders will recognize additional dividend income in 1995 to the extent of the Acquired Earnings.

Management believes that the Company's cash provided from operating activities and borrowing capacity are sufficient to meet its liquidity needs for the foreseeable future.

Results of Operations
---------------------

Comparison of the three and nine months ended September 30, 1995 and 1994

Prior to the Consolidation on August 15, 1994, the capital of the Partnerships consisted of limited partner units and general partner interests with no long term debt. In the Consolidation, limited partners exchanged their units for shares of common stock or Notes of the Company. The general partners did not receive any shares or Notes for their general partner interests. Due to these changes in capital structure, which were caused by the Consolidation, and additional expenses associated with the operations of a publicly traded REIT, the results of operations for the three and nine months ended September 30, 1995 and 1994 are not necessarily comparable.

Rental revenue was $13.0 million for the quarter ended
September 30, 1995 versus $11.9 million for the comparable quarter in 1994. Rental revenue was $37.0 million for the nine months ended September 30, 1995 versus $35.4 million for the comparable nine months in 1994. The increase in the 1995 rental revenue was primarily due to the acquisition of additional properties.

Vacant properties are a factor in determining revenue generated and property expenses paid by the Company. At September 30, 1995, the Company had three properties that were not under lease as compared to four properties at September 30, 1994. All of the remaining properties are under lease agreements with third party tenants.

Depreciation and amortization was $3.9 million for the quarter ended September 30, 1995 versus $3.4 million for the comparable quarter in 1994. Depreciation and amortization was $10.8 million for the nine months ended September 30, 1995 versus $10.4 million for the comparable nine months in 1994. The increase in the 1995 depreciation and amortization was primarily due to the acquisition of additional properties and amortization of goodwill recognized in connection with the merger of the Advisor.

Advisor fees decreased by $632,000 in the third quarter of 1995 as compared to the third quarter of 1994. Advisor fees decreased by $310,000 in the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. On
August 17, 1995 the Advisor was merged into the Company. The advisor fees for the three and nine months ended September 30, 1995 were calculated in accordance with the terms of the Advisory Agreement which became effective August 15, 1994 and was terminated on August 17, 1995. After August 17, 1995, the Company became a fully integrated, self-administered and self-managed REIT. The advisor fees for the quarter and nine months ended September 30, 1994 do not include distributions of $118,000 and $336,000, respectively, paid to the general partners of the Partnerships. Distributions paid to the general partners of the Partnerships were a component of the formula used to determine the advisor fee after the Consolidation on August 15, 1994. Prior to August 15, 1994, advisor fees were calculated in accordance with the terms of the Partnership agreements of the Partnerships.

General and administrative expenses were $1.3 million in the third quarter of 1995 and 1994. An $11,000 increase in general and administrative expenses was due to a $199,000 increase in administrative expenses reduced by a $188,000 decrease in property operating expenses. The increase in administrative expenses was due to additional expenses associated with the operations of a publicly traded REIT including, but not limited to, transfer agent fees, NYSE fees, board of directors fees and property acquisition expenses. The decrease in property operating expenses was primarily due to the decline in expenses associated with vacant and underperforming properties.

General and administrative expenses were $3.1 million in the nine months ended September 30, 1995 versus $2.8 million in the comparable nine month of 1994. The $239,000 increase in general and administrative expenses was due to a $688,000 increase in administrative expenses reduced by a $449,000 decrease in property operating expenses. The increase in administrative expenses was due to additional expenses associated with the operations of a publicly traded REIT including, but not limited to, transfer agent fees, NYSE fees, board of directors fees and property acquisition expenses. The reduction in property operating expenses was primarily due to the decline in expenses associated with vacant and underperforming properties.

After August 17, 1995, when the Advisor merged into the Company, general and administrative expenses include costs for management, accounting systems, professional and support personnel and office facilities. Prior to August 17, 1995 these costs were the responsibility of the Advisor.

In accordance with FAS 121, provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) over a long-term holding period plus estimated disposition proceeds (undiscounted) are less than current book value. In August 1994, a $135,000 charge was made to general and administrative expenses to reduce the net carrying value of one property. No charge was recorded in 1995.

Interest expense was $1.0 million for the quarter ended September 30, 1995 as compared to $119,000 for the comparable quarter in 1994. The $897,000 increase was primarily due to interest on the acquisition credit facility from borrowings used to acquire properties in 1995. During the quarter ended September 30, 1995, $29,000 of interest was capitalized. No interest was capitalized in 1994.

Interest expense was $1.9 million for the nine months ended September 30, 1995 as compared to $134,000 for the comparable nine months in 1994. The $1.8 million increase was primarily due to interest on the acquisition credit facility from borrowings used to acquire properties in 1995. During the nine months ended September 30, 1995, $187,000 of interest was capitalized. No interest was capitalized in 1994.

Interest expense is expected to be lower in the fourth quarter of 1995 and the first quarter of 1996 because the net proceeds from the 2.4 million shares issued on November 6, 1995 will be used to repay approximately $44.1 million of the outstanding borrowings under the acquisition credit facility.

Total operating expenses were $7.0 million during the quarter ended September 30, 1995 versus $6.3 million for the comparable quarter in 1994. The majority of the increase in operating expenses relates to an increase in interest expense of $897,000.

Total operating expenses were $19.4 million during the nine months ended September 30, 1995 versus $17.3 million for the comparable nine months in 1994. The majority of the increase in operating expenses relates to an increase in interest expense of $1.8 million.

For the three and nine months ended September 30, 1994, REIT transaction costs aggregating $11.2 million represented nonrecurring costs incurred to effect the Consolidation. Under the pooling-of-interests method of accounting for the Consolidation, these costs were charged to expense upon consummation of the Consolidation. Such costs included, but were not limited to, fees paid to underwriters, attorneys, and accountants, as well as costs associated with obtaining a fairness opinion, soliciting the shareholders, and registering and listing the common stock and the notes on the NYSE.

For the three months ended September 30, 1995, the Company had net income of $6.1 million compared to a net loss of $5.3 million for the same period in 1994. The third quarter of 1994 was negatively impacted by the REIT transaction costs of $11.2 million. Income for the third quarter of 1994 excluding the REIT transaction costs was $5.9 million.

For the nine months ended September 30, 1995, the Company had net income of $17.9 million compared to $8.1 million for the same period in 1994. The net income for 1994 was negatively impacted by the REIT transaction costs of $11.2 million. Income for the first nine months of 1994 excluding the REIT transaction costs was $19.3 million.

Impact of Inflation
-------------------

Tenant leases generally provide for increases in rent as a result of increases in the tenant's sales volumes or increases in the consumer price index. Management expects that inflation will cause these lease provisions to result in increases in rent over time. However, inflation and increased costs may have an adverse impact on the tenants if increases in the tenant's operating expenses exceed increases in revenues. Over 98% of the properties are leased to tenants under triple-net leases in which the tenant is responsible for substantially all property costs and expenses. These features in the leases reduce the Company's exposure to rising expenses due to inflation.

Funds from Operations
---------------------

Funds from operations ("FFO") for the third quarter of 1995 was $10.0 million versus $9.4 million during the third quarter of 1994. FFO for the nine months ended September 30, 1995 was $28.7 million versus $29.3 million during the comparable nine months of 1994. FFO is calculated by adding depreciation and amortization to net income (loss) before gain (loss) on sales of properties and the one-time REIT transaction costs associated with the Consolidation in August 1994.

Management considers FFO to be an appropriate measure of the performance of an equity REIT. Funds from operations is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distribution payments.
Presentation of this information provides the reader with an additional measure to compare the performance of different REITs.

FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow from operating, investing, and financing activities as a measure of liquidity or ability to make cash distributions.

                   PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Realty Income Corporation was held on August 17, 1995 for the purpose of electing a board of directors and voting on the proposals described below.
Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Proposal one: Adoption and approval of the Agreement and Plan of Merger dated as of April 28, 1995 (the "Merger"), as amended, among the Company, R.I.C. Advisor, Inc. and the shareholders of R.I.C. Advisor, Inc. with and into the Company, with the Company continuing as the surviving corporation.

SHARES               SHARES            SHARES           BROKER
VOTED FOR            AGAINST           ABSTAIN          NON-VOTES
=========            =======           =======          =========
11,161,163           738,096           887,755          1,781,650

Proposal two: Approval of an amendment to the Amended and Restated Bylaws of the Company to exclude the Merger from the provisions of Section 7(b) of the Bylaws which require the Company to obtain an appraisal of any property being purchased by the Company from related or affiliated parties.

SHARES               SHARES            SHARES           BROKER
VOTED FOR            AGAINST           ABSTAIN          NON-VOTES
=========            =======           =======          =========
10,931,953           912,531           942,530          1,781,650

Proposal three: All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                    SHARES              WITHHOLD
                                    VOTED FOR           AUTHORITY
                                    =========           =========
Donald R. Cameron                   13,964,687          603,977
William E. Clark                    13,956,614          612,050
Roger P. Kuppinger                  13,964,545          604,119
Thomas A. Lewis                     13,961,503          607,161
Michael D. McKee                    13,963,037          605,627

ITEM 6.  Exhibits and Reports on Form 8-K

A.  Exhibits:

Exhibit No.     Description
===========     ===========
2.1             Agreement and Plan of Merger dated as of April
                28, 1995 (incorporated by reference to Appendix A
                to the Company's definitive Proxy Statement filed
                June 30, 1995)
3.1             Amended and Restated Certificate of Incorporation
                (incorporated by reference to Exhibit 3.1 to the
                Company's Form 10-Q for the quarter ended
                September 30, 1994)
3.2             Amended and Restated Bylaws of Realty Income
                Corporation, as amended
27              Financial Data Schedule*

* Electronically filed with the Securities and Exchange
Commission only

B. One report on Form 8-K was filed during the quarter for which this report is filed.

A report on Form 8-K dated August 17, 1995 was filed on September 5, 1995 reporting that on August 17, 1995 Realty Income
Corporation merged with R.I.C. Advisor, Inc.



                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    REALTY INCOME CORPORATION

(Signature and Title)                    /s/ GARY M. MALINO
Date: November 14, 1995                  ------------------------
                                         Gary M. Malino
                                         Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)