Form 10-K
period 1995-12-31
REALTY INCOME CORP
filed 1996-03-21
CIK 726728

(Note: WORD for DOS; Courier 12; 1" margins)
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-K
                            =========

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1995

                 Commission File Number 1-13318

                    REALTY INCOME CORPORATION
                    -------------------------
     (Exact name of registrant as specified in its charter)

           Delaware                             33-0580106
           --------                             ----------
(State or other jurisdiction of                (IRS Employer
 incorporation or organization)            Identification Number)

       220 West Crest Street, Escondido, California  92025
       ---------------------------------------------------
            (Address of principal executive offices)

Registrant's telephone number, including area code: (619)741-2111
                                                    -------------

  Securities registered pursuant to Section 12 (b) of the Act:

                                           Name of Each Exchange
        Title of Each Class                 On Which Registered
-----------------------------------       -----------------------
   Common Stock, $1.00 Par Value          New York Stock Exchange
Variable Rate Senior Notes Due 2001       New York Stock Exchange
-----------------------------------       -----------------------

Securities registered pursuant to Section 12 (g) of the Act: None
                                                             ----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [ X ]   No  [   ]

Continued

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     At March 19, 1996 the aggregate market value of the Registrant's shares of common stock, $1.00 par value, held by non-affiliates of the Registrant was $466,043,674, at the New
York Stock Exchange closing price of $21.125.

     There were 22,976,237 shares of common stock outstanding at March 19, 1996.

     Documents incorporated by reference: Part III, Item 10, 11, 12 and 13 are incorporated by reference to the definitive proxy statement for Realty Income Corporation's Annual Meeting to be held on May 14, 1996, to be filed pursuant to Regulation 14A.

                    REALTY INCOME CORPORATION
                       Index To Form 10-K
                       ==================

                                                             Page
PART I                                                       ====

   Item 1:   Business.........................................  3

   Item 2:   Properties....................................... 22

   Item 3:   Legal Proceedings................................ 23

   Item 4:   Submission of Matters to a
             Vote of Security Holders......................... 23

PART II

   Item 5:   Market for the Registrant's Common
             Equity and Related Stockholder Matters........... 23

   Item 6:   Selected Financial Data.......................... 25

   Item 7:   Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations....................................... 26

   Item 8:   Financial Statements and Supplementary Data...... 39

   Item 9:   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure...........184

PART III

   Item 10:  Directors and Executive Officers
             of the Registrant................................184

   Item 11:  Executive Compensation...........................184

   Item 12:  Security Ownership of Certain
             Beneficial Owners and Management.................184

   Item 13:  Certain Relationships and Related
             Transactions.....................................184

PART IV

   Item 14:  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K..........................185

SIGNATURES....................................................188
EXHIBIT INDEX.................................................190

PART I
======

ITEM 1:  BUSINESS
-----------------

                           THE COMPANY
                           ===========

     Realty Income Corporation ("Realty Income" or the "Company") is a fully integrated, self-administered and self-managed Real Estate Investment Trust ("REIT") and the nation's largest publicly-traded owner of freestanding, single-tenant, retail properties diversified geographically and by industry and operated under triple-net lease agreements. As of February 1, 1996, the Company owned a diversified portfolio of 686 properties located in 42 states with over 4.6 million square feet of leasable space. Over 99% of the Company's properties were leased as of February 1, 1996. Unless otherwise indicated, information regarding the Company's properties is as of February 1, 1996.

     Realty Income adheres to a focused strategy of acquiring freestanding, single-tenant, retail properties leased to national and regional retail chains under long-term, triple-net lease agreements. The Company typically acquires, and then leases back, retail store locations from retail chain store operators, providing capital to the operators for continued expansion and other purposes. The Company's triple-net lease agreements generally are for initial terms of 15 to 25 years, require the tenant to pay a minimum monthly rent and all property operating expenses (taxes, insurance and maintenance), and provide for future rent increases based on increases in the consumer price index or additional rent calculated as a percentage of the tenant's gross sales above a specified level.

     Since 1970, Realty Income has acquired and leased back to national and regional retail chains over 630 properties (including approximately 20 properties that have been sold) and has collected in excess of 98% of the contractual rent obligations on those properties. Realty Income believes that the long-term ownership of an actively managed, diversified portfolio of retail properties leased under long-term, triple-net lease agreements will produce consistent, predictable income and the potential for long-term capital appreciation. Management believes that long-term leases, coupled with tenants assuming responsibility for property expenses under the triple-net lease structure, generally produce a more predictable income stream than many other types of real estate portfolios. As of February 1, 1996, the Company's single-tenant properties were leased pursuant to leases with an average remaining term (excluding extension options) of approximately 9.2 years. See "Properties."

     The Company was formed on September 9, 1993 in the State of Delaware. Realty Income commenced operations as a REIT on August 15, 1994 through the merger of 25 public and private real estate limited partnerships with and into the Company (the "Consolidation"). Each of the partnerships was formed between 1970 and 1989 for the purpose of acquiring and managing long-term, triple-net leased properties. The partnerships historically made regular monthly cash distributions to investors. Realty Income pays a regular monthly distribution to its stockholders.

     The Company is a fully integrated real estate company with in-house acquisition, leasing, legal, financial underwriting, portfolio management and capital markets expertise. The seven senior officers of the Company, who have each managed the Company's properties and operations for between five and 26 years, owned approximately 3.9% of the Company's outstanding common stock, par value $1.00 per share (the "Common Stock") as of March 15, 1996.

     Realty Income has 34 employees as of March 1, 1996.

                       RECENT DEVELOPMENTS
                       ===================

     Since the Consolidation, the Company has implemented its growth plan, which is intended to increase the Company's revenue and funds from operations ("FFO") per share. FFO is defined in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. As part of its growth plan, from the date of the Consolidation through February 1, 1996, the Company acquired 63 additional triple-net leased retail properties with an aggregate initial annual contractual base rent of approximately $7.9 million.

     INCREASE IN MONTHLY DISTRIBUTION. In August 1995, the Company increased its monthly distribution to $0.155 per share from $0.15 per share, representing an increase of 3.3%. The Company has paid distributions of $0.155 per share in August 1995 through February 1996. The February 1996 distribution was paid on January 26, 1996 and a special distribution of $0.23 per share was also paid in January 1996. The monthly distribution of $0.155 per share represents a current annualized distribution of $1.86 per share, and an annualized distribution yield of approximately 8.6% based on the last reported sale price of the Company's Common Stock on the New York Stock Exchange ("NYSE") on February 27, 1996. Although the Company expects to continue its policy of paying monthly distributions, there can be no assurance that the current level of distributions will be maintained by the Company or as to the actual distribution yield for any future period. See "Distribution Policy."

     MERGER OF THE ADVISOR COMPANY. Prior to August 17, 1995, the day-to-day operations of the Company were managed by R.I.C. Advisor, Inc. (the "Advisor Company") pursuant to an advisory agreement. In order to create a fully integrated company and more closely align the interests of management with the interests of the Company's stockholders, the Advisor Company was merged with and into Realty Income on August 17, 1995 (the "Merger"). Pursuant to the Agreement and Plan of Merger dated April 28, 1995 (the "Merger Agreement"), the outstanding shares of the Advisor Company's common stock were converted into 990,704 newly issued shares of Realty Income Common Stock. As a result of the Merger, the employees of the Advisor Company became employees of the Company, and the Company became a fully integrated, self-administered and self-managed REIT.

     ACQUISITION OF 63 TRIPLE-NET LEASED, RETAIL PROPERTIES. Since the Consolidation, the Company has increased the size of its portfolio through a strategic program of acquisitions. The Company has acquired 63 additional properties (the "New Properties"), and selectively sold five properties, increasing the number of properties in its portfolio by 9.2% from 628 properties at August 15, 1994 to 686 properties as of February 1, 1996. Of the New Properties, 61 were occupied as of February 1, 1996 and the remaining two were pre-leased and under construction pursuant to contracts under which the tenants have agreed to develop the properties (with development costs funded by the Company) and to begin paying rent when the premises open for business. The New Properties were acquired for an aggregate cost of approximately $70.7 million (including the estimated development costs of the two properties under construction), are located in 20 states, will contain approximately 655,900 leasable square feet and are 100% leased under triple-net leases, with an average initial lease term of 16.4 years. The weighted average annual unleveraged return on the cost of the New Properties (including the estimated cost of properties under construction) is estimated to be 11.3%, computed as estimated contractual net operating income (which in the case of a triple-net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by total acquisition and estimated development costs. No assurance can be given that the actual return on the cost of the New Properties will not differ from the foregoing percentage. In addition to acquiring the New Properties, at February 1, 1996 the Company had entered into purchase agreements to acquire three additional properties for an aggregate cost of approximately $2.6 million.

     VARIABLE SENIOR NOTE REDEMPTION. On February 15, 1996, the Company announced its intent to redeem all of its outstanding variable rate senior notes due 2001 (the "Notes"). The Notes will be redeemed at par plus accrued interest to the date of redemption, which is scheduled for March 29, 1996.

     $130 MILLION UNSECURED ACQUISITION CREDIT FACILITY. In November 1994, the Company obtained a $100 million, three-year, revolving, unsecured acquisition credit facility (the "Acquisition Credit Facility") from The Bank of New York, as agent, and several major U.S. and non-U.S. commercial banks. In December 1995, the Company negotiated several modifications to the credit facility including (i) an increase in borrowing capacity to $130 million from $100 million; (ii) a reduction in the initial interest rate to London Interbank Offered Rate ("LIBOR") plus 1.25% from LIBOR plus 1.375%; and (iii) an extension of the credit facility from November 1997 to November 1998. The Acquisition Credit Facility has been used to fund a portion of the property acquisitions completed since the Consolidation and is anticipated to continue to be used to acquire triple-net leased, retail properties.

     LISTING OF THE COMMON STOCK ON THE NYSE. The Common Stock was authorized for listing on the NYSE under the symbol "O" and commenced trading on the NYSE on October 18, 1994.

                 BUSINESS OBJECTIVES AND STRATEGY
                 ================================

     GENERAL. The Company's primary business objective is to generate a consistent and predictable level of FFO per share and distributions to stockholders. Additionally, the Company generally will seek to increase FFO per share and distributions to stockholders through both internal and external growth, while also seeking to lower the ratio of distributions to stockholders as a percentage of FFO in order to allow internal cash flow to be used to fund additional acquisitions and for other corporate purposes. The Company pursues internal growth through
(i) contractual rent increases on existing leases; (ii) rental increases at the termination of existing leases when market conditions permit; and (iii) the active management of the Company's property portfolio, including selective sales of properties. The Company generally pursues external growth through the acquisition of additional properties under long-term, triple-net lease agreements with initial contractual base rent which, at the time of acquisition, is in excess of the Company's estimated cost of capital.

     INVESTMENT PHILOSOPHY. Realty Income believes that the long-term ownership of an actively managed, diversified portfolio of retail properties under long-term, triple-net lease agreements should produce consistent, predictable income and the potential for long-term capital appreciation. Under a triple-net lease agreement, the tenant agrees to pay a minimum monthly rent and all property expenses (taxes, maintenance, and insurance) plus, typically, future rent increases based on increases in the consumer price index or additional rent calculated as a percentage of the tenant's gross sales above a specified level.

The Company believes that long-term leases, coupled with the tenants assuming responsibility for property expenses, produce a more predictable income stream than many other types of real estate portfolios, while continuing to offer the opportunity for capital appreciation.

     INVESTMENT STRATEGY. In identifying new properties for acquisition, Realty Income focuses on providing expansion capital to middle market retail chains by acquiring, then leasing back, their retail store locations. The Company classifies retail tenants into three categories: venture, middle market, and upper market. Venture companies are those which typically offer a new retail concept in one geographic region of the country and operate between five and 100 retail outlets. In general, these retail chains are thinly capitalized and are in the process of solving distribution, marketing, concept, geographic adaptation, and other problems associated with a new, growing company.
Middle market retail chains are those which typically have 100 to 500 retail outlets, operations in more than one geographic region, success through one or more economic cycles, a proven, replicable concept, and an objective of further expansion. The upper market retail chains typically consist of companies with 500 or more stores which operate nationally in a mature retail concept. They generally have strong operating histories and access to several sources of capital.

     Realty Income focuses on acquiring properties leased to emerging, middle market retail chains which the Company believes are more attractive for investment because: (i) they generally have overcome many of the operational and managerial obstacles that tend to adversely affect venture retailers; (ii) they typically require capital to fund expansion but have more limited financing options compared to upper market retailers;
(iii) historically, they generally have provided attractive risk-adjusted returns to the Company over time, since their financial strength has in many cases tended to improve as their businesses have matured; (iv) their relatively large size compared to venture retailers allows them to spread corporate expenses among a greater number of stores; and (v) compared to venture retailers, middle market retailers typically have the critical mass to survive if a number of locations have to be closed due to underperformance.

     ACQUISITION STRATEGY. Realty Income seeks to invest in industries that are dominated by independent local operators and in which several well organized regional and national chains are capturing market share through service, quality control, economies of scale, mass media advertising, and selection of prime retail locations. The Company executes its acquisition strategy by acting as a source of capital to regional and national retail chain stores in a variety of industries by acquiring, then leasing back, their retail store locations.

Relying on executives from its acquisitions, portfolio management, finance, accounting, operations, capital markets, and legal departments, the Company undertakes stringent research and analysis in identifying appropriate industries, tenants, and property locations for investment. In selecting real estate for potential investment, the Company generally will seek to acquire properties that have the following characteristics:

     * Freestanding, commercially zoned property with a single tenant;

     * Properties that are important retail locations for national and regional retail chains;

     * Properties that are located within attractive demographic areas relative to the business of their tenants, with high visibility and easy access to major thoroughfares;

     * Properties that can be purchased with the simultaneous execution or assumption of long-term, triple-net lease agreements, providing the opportunity for both current income and future rent increases based on increases in the consumer price index or through the payment of additional rent calculated as a percentage of the tenant's gross sales above a specified level; and

     * Properties that can be acquired at or below their appraised value at prices generally ranging from $300,000 to $10 million.

     PORTFOLIO MANAGEMENT STRATEGY. The active management of the property portfolio is an essential component of the Company's long-term strategy. The Company continually monitors its portfolio for changes that could affect the performance of the industries, tenants, and locations in which it has invested. Realty Income's executive committee meets at least monthly to review industry and tenant research, due diligence, property operations and portfolio management. This monitoring typically includes ongoing review and analysis of: (i) the performance of various tenant industries; (ii) the operation, management, business planning, and financial condition of the tenants;
(iii) the health of the individual markets in which the Company owns properties, from both an economic and real estate standpoint; and (iv) the physical maintenance of the Company's individual properties. The portfolio is analyzed on an ongoing basis with a view towards optimizing performance and returns.

     While the Company generally intends to hold its triple-net leased properties for long-term investment, the Company believes that opportunities may exist to increase FFO through the active management of its portfolio of triple- net lease properties. The Company intends to pursue a strategy of identifying properties that may be sold at attractive prices where the reinvestment of the sales proceeds is expected to generate a higher cash flow to the Company. While the Company intends to pursue such a strategy, it will only do so within the constraints of the rules regarding REIT status.

     CAPITAL STRATEGY. The Company utilizes its $130 million, unsecured Acquisition Credit Facility as a vehicle for the short-term financing of the acquisition of new properties. When outstanding borrowings under the Acquisition Credit Facility reach a certain level (generally in the range of $50 to $100 million), the Company intends to refinance those borrowings with the net proceeds of long-term or permanent financing, which may include the issuance of Common Stock, Preferred Stock or convertible Preferred Stock, debt securities or convertible debt securities. However, there can be no assurance that the Company will be able to effect any such refinancing or regarding the terms on which any such refinancing may be accomplished. The Company believes that it is best served by a conservative capital structure, with a majority of its capital consisting of equity. As of December 31, 1995, the Company's total indebtedness was approximately 4.9% of its total assets.

     COMPETITIVE STRATEGY. The Company believes that to utilize its investment philosophy and strategy most successfully, it must seek to maintain the following competitive strategy:

     * SIZE OF INVESTMENT PROPERTIES: The Company believes that smaller ($300,000 to $10,000,000) retail triple-net leased properties represent an attractive investment opportunity in today's real estate environment. Due to the complexities of acquiring and managing a large portfolio of relatively small assets, the Company believes that these types of properties have not experienced significant institutional participation or the corresponding yield reduction experienced by larger income producing properties. The Company believes the less intensive day to day property management required by triple-net lease agreements, coupled with the active management of a large portfolio of smaller properties by the Company, is an effective investment strategy.

     * INVESTMENT IN NEW INDUSTRIES: While specializing in smaller properties, the Company will seek to further diversify its portfolio among a variety of industries. The Company believes that diversification will allow it to invest in industries that are currently growing and have characteristics the Company finds potentially profitable. These characteristics include, but are not limited to, industries dominated by local operators where national and regional chain operators can gain substantial market share and dominance through more efficient operations, as well as industries taking advantage of major demographic shifts in the population base. For example, in the early 1970s, Realty Income targeted the fast food industry to take advantage of the country's increasing desire to dine away from home, and in the early 1980s, it targeted the child day care industry, responding to the need for professional child care as more women entered the work force.

     * DIVERSIFICATION: Diversification of the portfolio by industry type, tenant and geographic location is key to the Company's objective of providing predictable investment results for its stockholders. As the Company expands it will seek to further diversify its portfolio.

     * MANAGEMENT SPECIALIZATION: The Company believes that its management's specialization in small properties operated under triple-net lease agreements is important to meeting its objectives. The Company plans to maintain this specialization and will seek to employ and train high quality professionals in this specialized area of real estate ownership, finance and management.

     * TECHNOLOGY: The Company intends to stay at the forefront of technology in its efforts to efficiently and economically carry out its operations. The Company maintains a sophisticated information system that allows it to analyze its portfolio's performance and actively manage its investments. In addition, the Company maintains record-keeping on an optical disc storage and retrieval system which gives it ready access to records on a cost efficient and timely basis. The Company believes that technology and information based systems will play an increasingly important role in its competitiveness as an investment manager and source of capital to a variety of industries and tenants.

                           PROPERTIES
                           ==========

     As of February 1, 1996, the Company owned 686 properties in 42 states consisting of 135 after-market automotive retail locations, 319 child care centers, 36 convenience stores, 4 home furnishings stores, 177 restaurant facilities and 15 other properties. Of the 686 properties, 627 or 91% are leased to national or regional retail chain operators; 35 or 5% are leased to franchisees of retail chain operators; 20 or 3% are leased to other tenant types; and four or less than 1% are available for lease. Over 97% of the properties were under triple-net lease agreements. Triple-net leases typically require the tenant to be responsible for substantially all property operating costs including property taxes, insurance, maintenance and structural repairs.

     The Company's net-leased retail properties are primary retail locations of national and regional retail chain store operators. The properties average approximately 6,800 square feet of leasable retail space on approximately 42,400 square feet of land. Generally, buildings are single-story properties with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to a sufficient population base to constitute a sufficient market or trade area for the retailer's business.

     As of February 1, 1996, Realty Income owned a diversified portfolio of 686 properties in 42 states consisting of over 4.6 million square feet of leasable space. The following table sets forth certain geographic diversification information regarding these properties:

                                  Total
              Number             Approx.                Percent
                of              Leasable   Annualized   of Total
              Proper-  Percent   Square       Base     Annualized
   State       ties    Leased     Feet       Rent (1)   Base Rent
============  =======  =======  =========  ===========  =========
Alabama           4      100%      20,300  $   160,000      0.3%
Arizona          27       98      181,100    2,192,000      4.1
California       51       98      914,000    9,189,000     16.9
Colorado         38      100      222,600    2,686,000      4.9
Connecticut       3      100        7,100      160,000      0.3
Florida          40      100      298,600    2,967,000      5.5
Georgia          36      100      177,500    2,333,000      4.3
Idaho            11      100       52,000      653,000      1.2
Illinois         22      100      153,400    1,816,000      3.3
Indiana          20      100       89,800    1,315,000      2.4
Iowa              7      100       37,700      411,000      0.8
Kansas           13      100       80,500      900,000      1.8
Kentucky         10      100       30,600      727,000      1.3
Louisiana         2      100       10,700      126,000      0.2
Maryland          6      100       34,900      501,000      0.9
Massachusetts     4      100       20,900      431,000      0.8
Michigan          5      100       26,900      343,000      0.6
Minnesota        17      100      118,400    1,670,000      3.1
Mississippi       3      100       17,300      176,000      0.3
Missouri         26      100      161,200    1,906,000      3.5
Montana           1      100        5,400       71,000      0.1
Nebraska          8      100       47,100      509,000      0.9
Nevada            5      100       29,100      350,000      0.6
New Hampshire     1      100        6,400      119,000      0.2
New Jersey        3       67       32,300      344,000      0.6

Continued
                                  Total
              Number             Approx.                Percent
                of              Leasable   Annualized   of Total
              Proper-  Percent   Square       Base     Annualized
   State       ties    Leased     Feet       Rent (1)   Base Rent
============  =======  =======  =========  ===========  =========
New Mexico        3      100       12,000      102,000      0.2
New York          4      100       24,100      453,000      0.8
North Carolina   18      100       77,100    1,154,000      2.1
Ohio             38      100      170,700    2,547,000      4.7
Oklahoma          9      100       60,200      538,000      1.0
Oregon           19      100      105,200    1,201,000      2.2
Pennsylvania      4      100       28,300      418,000      0.9
South Carolina   19       95       82,000    1,022,000      1.9
South Dakota      1      100        6,100       79,000      0.1
Tennessee         8      100       56,400      784,000      1.4
Texas           123       99      826,900    8,424,000     15.5
Utah              7      100       45,400      586,000      1.1
Virginia         12      100       67,000      886,000      1.6
Washington       41      100      246,900    2,920,000      5.5
West Virginia     1      100        4,600       58,000      0.1
Wisconsin        10      100       55,200      665,000      1.2
Wyoming           6      100       32,100      410,000      0.8
              -------  -------  ---------  -----------  ---------
Total/Average   686       99%   4,676,000  $54,302,000    100.0%
              =======  =======  =========  ===========  =========

(1) Does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties. Annualized base rent is calculated by multiplying the monthly contractual base rent as of February 1, 1996 for each of the properties by 12.

     The following table sets forth certain information regarding the Company's properties as of February 1, 1996, classified according to the business of the respective tenants:

                             Approx. Realty   Total
                              Total  Income   Approx.   Annual-
                              Loca-  Owned   Leasable    ized
                  Industry    tions  Loca-    Square     Base
    Tenant        Segment      (1)   tions     Feet    Rent (2)
==============  ============ ======= ====== ========= ===========
AUTOMOTIVE
----------
Discount Tire   Parts           294    18     103,200 $ 1,133,000
Northern
  Automotive    Parts           560    79     409,100   4,176,000
R&S Strauss     Parts           107     2      31,200     431,000
Econo Lube
  N' Tune       Service         214     2       5,600     155,000
Jiffy Lube      Service       1,212    24      57,000   1,401,000
Q Lube          Service         460     4       7,600     177,000
Speedy Muffler
  King          Service       1,032     4      20,200     311,000
Other           Automotive       --     2       6,500      89,000
                                     ------ --------- -----------
  TOTAL AUTOMOTIVE                    135     640,400   7,873,000

CHILD CARE
----------
Children's World
  Learning
  Centers       Child Care      500   134     964,000  13,272,000
KinderCare
  Learning
  Centers       Child Care    1,150    13      79,800   1,055,000
La Petite
  Academy       Child Care      770   171     977,300   8,728,000
Other           Child Care       --     1       4,200          --
                                     ------ --------- -----------
  TOTAL CHILD CARE                    319   2,025,300  23,055,000

CONVENIENCE STORES
------------------
7-ELEVEN        Convenience  15,000     3       9,700     235,000
Dairy Mart      Convenience     871    18      53,600   1,120,000
The Pantry      Convenience     391    14      34,400   1,333,000
Other           Convenience      --     1       2,100      31,000
                                     ------ --------- -----------
  TOTAL CONVENIENCE STORES             36      99,800   2,719,000

Continued
                             Approx. Realty   Total
                              Total  Income   Approx.   Annual-
                              Loca-  Owned   Leasable    ized
                  Industry    tions  Loca-    Square     Base
    Tenant        Segment      (1)   tions     Feet    Rent (2)
==============  ============ ======= ====== ========= ===========
HOME FURNISHINGS
----------------
Levitz             Home
                Furnishings     135     4     376,400   2,496,000
                                     ------ --------- -----------
  TOTAL HOME FURNISHINGS                4     376,400   2,496,000

RESTAURANTS
-----------
Don Pablo's     Dinner House     46     7      60,700     592,000
Carver's        Dinner House     94     2      18,500     330,000
Other           Dinner House     --    15     124,700   1,195,000
Golden Corral   Family          448    90     528,700   6,956,000
Sizzler         Family          597     7      37,600     834,000
Other           Family           --     4      23,900     291,000
Hardees         Fast Food     3,870     3      10,300     108,000
Taco Bell       Fast Food     4,623    24      54,100   1,488,000
Whataburger     Fast Food       517     9      23,000     616,000
Other           Fast Food        --    16      45,200     950,000
                                     ------ --------- -----------
  TOTAL RESTAURANTS                   177     926,700  13,360,000

  TOTAL OTHER   Miscellaneous          15     607,400   4,799,000
                                     ------ --------- -----------
  Total                               686   4,676,000 $54,302,000
                                     ====== ========= ===========

(1) Approximate total number of retail locations operated by each tenant (including both owned and franchised locations), based on information provided to the Company by the respective tenants.

(2) Does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties. Annualized base rent is calculated by multiplying the monthly contractual base rent as of February 1, 1996 for each of the properties by 12.

     Of the 686 properties, 676 are single-tenant properties with the remaining properties being multi-tenant properties. As of

February 1, 1996, 672 or over 99% of the single-tenant properties were triple-net leased pursuant to leases with an average remaining lease term (excluding extension options) of approximately 9.2 years. The following table sets forth certain information regarding the timing of lease expirations on the Company's 672 triple-net leased, single tenant retail properties:

                                                        Percent
                         Number of                      of Total
                          Leases       Annualized      Annualized
  Year                   Expiring     Base Rent (2)    Base Rent
========                 =========    =============    ==========
  1996                     15          $   572,000         1.1%
  1997                     15              587,000         1.2
  1998                      4              168,000         0.3
  1999                     20              895,000         1.8
  2000                     27            1,322,000         2.6
  2001                     46            3,599,000         7.2
  2002                     74            5,868,000        11.6
  2003                     70            5,203,000        10.3
  2004                     78            6,241,000        12.4
  2005                     88            6,121,000        12.2
  2006                     31            2,589,000         5.1
  2007                     78            4,382,000         8.7
  2008                     41            3,384,000         6.7
  2009                     11              714,000         1.4
  2010                     34            2,710,000         5.4
  2011                     11              926,000         1.8
  2012                      1              135,000         0.3
  2013                      0                   --          --
  2014                      2              265,000         0.5
  2015                     24            4,624,000         9.2
  2016                      1               64,000         0.1
  2017                      0                   --          --
  2018                      1               39,000         0.1
                         ---------    -------------    ----------
  Total                   672 (1)      $50,408,000       100.0%
                         =========    =============    ==========

(1) The table does not include ten multi-tenant properties and four vacant, unleased properties owned by the Company. The average remaining lease term for all leases on the Company's properties, excluding the multi-tenant properties, is approximately 9.2 years. The lease expirations for two properties under construction are based on the estimated date of completion of such properties.

(2) Does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties. Annualized base rent is calculated by multiplying the monthly contractual base rent as of February 1, 1996 for each of the properties by 12.

     DESCRIPTION OF LEASING STRUCTURE. As of February 1, 1996, over 97% of the Company's properties were leased pursuant to triple-net leases. In most cases, the leases are for initial terms of from 15 to 20 years and the tenant has an option to extend the initial term. The leases generally provide for a minimum base rent plus future increases based on increases in the consumer price index or additional rent based upon the tenant's gross sales above a specified level (i.e., percentage rent). Where leases provide for rent increases based on increases in the consumer price index, such increases permanently become part of the base rent. Where leases provide for percentage rent, this additional rent is typically payable only if the tenant's gross sales for a given period (usually one year) exceed a specified level, and then is typically calculated as a percentage of only the amount of gross sales in excess of such level. In general, the leases require the tenant to pay all real property taxes, insurance, and expenses of maintaining the property.

Description of Industries
-------------------------

     The Company's investments in properties at February 1, 1996 were concentrated in five major industries: after-market automotive parts and service stores, child care, convenience stores, home furnishings stores and restaurants. In addition, the Company owns three mixed-use light industrial business parks.

     THE AFTER-MARKET AUTOMOTIVE PARTS AND SERVICE INDUSTRY AND TENANTS. The motor vehicle and parts after- market industry is comprised of various parts producing firms and retail outlets providing parts, service and repair to automobiles throughout the country. The Company has selectively invested in the following sectors of the after-market automotive industry: auto parts and accessories stores, lubrication services and tire stores.

     Auto Parts and Accessories. The Company believes Northern Automotive is one of the largest operators of retail after-market auto parts stores in the nation based on number of stores. The Company began investing in Northern Automotive stores in 1987 and currently owns 79 Northern Automotive properties located in 14 states. Based on information provided by Northern Automotive, the Company believes it is the largest owner of Northern Automotive properties.

     Lubrication Services. Based upon industry reports, the Company believes that the quick lube market is a growing segment of the motor oil business. The Company began investing in Jiffy Lube International, Inc. ("Jiffy Lube") in 1985 and currently owns 24 Jiffy Lube locations in eight states.

     Tire Stores. With approximately 294 outlets as of February 1, 1996, the Company believes Discount Tire Stores is one of the largest independent retail tire sales operation in the nation. The Company began investing in Discount Tire Stores in 1990 and currently owns 18 Discount Tire Stores properties located in five states.

     THE CHILD CARE INDUSTRY AND TENANTS. According to the U.S. Bureau of Labor Statistics, the number of children under age six with mothers in the labor force grew from 6.5 million in 1980 to
9.6 million in 1993. Fueled by the increase in the number of women in the workplace, child care has grown into a national industry.

     The Company believes that child day care remains a highly fragmented industry, with only three chains operating in excess of 500 centers. The Company's child care properties are geographically diversified, with properties leased to the three largest operators (based on number of locations) of child day care centers in the United States: La Petite Academy in 27 states, Children's World Learning Centers in 18 states, and KinderCare Learning Centers in eight states.

     THE CONVENIENCE STORE INDUSTRY AND TENANTS. As the supermarket replaced the neighborhood grocery store, the convenience store industry emerged to provide a convenient neighborhood location for the purchase of a limited selection of high use items. The industry today is adapting to a new concept with the combination of a gas station and a traditional convenience store. The integration of the two businesses on one location gives newer convenience stores a competitive advantage over older, single-concept stores. As a result, traditional convenience store chains are beginning to sell gas at their locations while certain petroleum companies are adding convenience stores to their traditional gas stations.

     The Company currently owns 36 convenience store properties with 18 leased to Dairy Mart Convenience Stores, Inc., 14 leased to The Pantry, three operated as 7-ELEVEN'S, and one to another tenant. The Company is actively seeking to expand its participation in the convenience store industry through additional acquisitions.

     THE HOME FURNISHINGS INDUSTRY AND TENANT.  According to the
U.S. Bureau of the Census Current Business Reports, the U.S.
furniture stores total estimated retail sales were approximately

$17.7 billion for the first six months of 1995, a 6.9% increase over estimated retail sales for the last six months of 1994. The industry is segmented into a number of different niches that compete with one another. The Company believes the largest segments include conventional furniture stores, specialty stores, specialty furniture stores, manufacturers' gallery stores, vertically integrated furniture stores, department stores, general merchandise discounters, and catalog retailers. The Company believes that historically, the conventional furniture store segment was dominated by numerous local, independent retailers operating in a fragmented market. The Company believes that in recent years regional and national retail chains have been taking market share from independent operators through more efficient operations, distribution, marketing, advertising and lower prices.

     The Company owns four home furnishing retail store properties which are leased to Levitz Furniture Corporation, one of the nation's largest home furnishings retailers.

     THE RESTAURANT INDUSTRY AND TENANTS. According to industry estimates cited in Standard & Poor's Industry Surveys--Leisure Time Basic Analysis, spending for food prepared outside the home has grown steadily for most of the past two decades. The Company currently owns a total of 177 restaurant properties, 133 of them leased to five leading restaurant chains. All five of the Company's major restaurant tenants, Golden Corral, Taco Bell, Sizzler, Hardees and Whataburger, were ranked by NATION'S RESTAURANT NEWS among the top 100 restaurant companies for 1994 based on sales volume.

Matters Pertaining to Certain Properties and Tenants
----------------------------------------------------

     As of February 1, 1996, the Company's four largest tenants were Children's World Learning Centers, La Petite Academy, Golden Corral and Northern Automotive, which accounted for approximately 25.6%, 18.0%, 12.8% and 9.1%, respectively, of the Company's rental revenue for the year ended December 31, 1995.

     Four of the Company's properties were vacant as of February 1, 1996 and available for lease. Three of the vacant properties were previously leased to restaurant operators. One of the vacant properties was formerly leased to a child care operator.

     As of February 1, 1996, 16 of the Company's properties which were under lease, were vacant and available for sublease by the tenant. Fifteen of these properties (nine restaurants, three automotive stores, two day care and one medical building) were available for sublease and had tenants who were current with their rent and other lease obligations. The other property, a restaurant, has a tenant who is delinquent with respect to rent payments.

     As of February 1, 1996, 17 of the Company's properties had been sublet to tenants in different industries than the original tenant. At February 1, 1996, all of these tenants were current with their rent and other lease obligations.

     For a nine month period in 1992, the Company granted temporary rent concessions to Northern Automotive with respect to certain of its leases. Northern Automotive resumed paying full rent on all of its leases in December 1992 and is currently repaying the concessions previously granted.

Development of Certain Properties
---------------------------------

     Of the 63 New Properties acquired by the Company since the Consolidation, 53 were completed properties occupied by the tenant at the time of acquisition while the remaining 10 properties were parcels of undeveloped land acquired for development. In the case of undeveloped land, the Company typically enters into an agreement with a prospective tenant pursuant to which the tenant retains a contractor to construct the improvements on the property and the Company funds the costs of such development. The tenant is contractually obligated to complete the construction on a timely basis, generally within eight months after the Company purchases the land, to pay construction cost overruns to the extent they exceed the construction budget by more than 5% and, in some cases, to obtain a completion bond. The Company also enters into a lease with the prospective tenant at the time the Company purchases the land, which generally requires that the tenant begin paying base rent, calculated as a percentage of the Company's acquisition cost for the property, including construction costs and capitalized interest, when the premises open for business. As of February 1, 1996, eight of the Company's leased and operating New Properties had been developed through Company funding and the Company was funding the development of two additional New Properties. The total acquisition and estimated development costs for these two properties is $1.5 million, of which $1.0 million had not been funded as of February 1, 1996. The Company will continue to seek to acquire land for development under similar arrangements.

                       DISTRIBUTION POLICY
                       ===================

     Distributions are paid to the Company's stockholders on a monthly basis if, as and when declared by the Company's Board of Directors. In order to maintain its tax status as a REIT, the Company is generally required to distribute annually to its stockholders at least 95% of its taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain). The Company intends to make distributions to its stockholders which are sufficient to meet this requirement.

     Future distributions by the Company will be at the discretion of its Board of Directors and will depend on, among other things, its results of operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"), its debt service requirements and such other factors as the Board of Directors may deem relevant. In addition, the Acquisition Credit Facility contains financial covenants which could limit the amount of distributions payable by the Company in the event of a deterioration in the results of operations or financial condition of the Company, and which prohibit the payment of distributions on the Common Stock in the event that the Company fails to pay when due (subject to any applicable grace period) any principal of or interest on borrowings under the Acquisition Credit Facility.

     Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income. Distributions in excess of such earnings and profits generally will be treated as a non-taxable reduction in the stockholders basis in its stock to the extent of such basis, and thereafter as a gain from the sale of such stock. Approximately 4.7% of the distributions made or deemed to have been made in 1995 were classified as a return of capital for federal income tax purposes, the Company is unable to predict the portion of 1996 or future distributions which may be classified as a return of capital since such amount depends on the Company's taxable income for the entire year.

     In connection with the Merger, the Company was treated as having acquired the accumulated earnings and profits of the Advisor Company (the "Acquired Earnings"). In order to maintain its status as a REIT, the Company was required to make or be deemed to have made distributions sufficient to eliminate the Acquired Earnings prior to December 31, 1995. To meet this requirement, the Company declared in December 1995 a $0.155 per share regular distribution paid on January 15, 1996, a $0.155 per share regular distribution paid on January 26, 1996 (in lieu of the regular February distribution) and a $0.23 per share special distribution paid on January 11, 1996.

                           OTHER ITEMS
                           ===========

     COMPETITION FOR ACQUISITION OF REAL ESTATE. The Company will face competition in the acquisition, operation and sale of its properties. Such competition can be expected from other businesses, individuals, fiduciary accounts and plans and other entities engaged in real estate investment. Some of the Company's competitors are larger and have greater financial resources than the Company. This competition may result in a higher cost for properties the Company wishes to purchase. The tenants leasing the Company's properties generally face significant competition from other operators. This may result in an adverse impact on that portion, if any, of the rental stream to be paid to the Company based on a tenant's revenues and may also adversely impact the tenants' results of operations or financial condition.

     ENVIRONMENTAL MATTERS. Investments in real property create a potential for environmental liability on the part of the owner of such property for contamination resulting from the presence or discharge of hazardous substances on the property. Such liability may be imposed without regard to knowledge of, or the timing, cause or person responsible for the release of such substances onto the property. The Company believes that its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its present properties. Moreover, the tenants are required to operate in compliance with all applicable federal, state and local laws and regulations. Nevertheless, if environmental contamination should exist, the Company could be subject to strict liability by virtue of its ownership interest.

     TAXATION OF THE COMPANY. The Company has elected to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 1994. As long as the Company meets the requirements under the Code for qualification as a REIT each year, the Company will be entitled to a deduction when calculating its taxable income for dividends paid to its stockholders. For the Company to qualify as a REIT, however, certain detailed technical requirements must be met (including certain income, asset and stock ownership tests) under Code provisions for which, in many cases, there are only limited judicial or administrative interpretations. Although the Company intends to operate so that it will continue to qualify as a REIT, the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the Company's circumstances preclude any assurance that the Company will so qualify in any year. For any taxable year that the Company fails to qualify as a REIT, it would not be entitled to a deduction for dividends paid to its stockholders in calculating its taxable income. Consequently, distributions to stockholders would be substantially reduced and could be eliminated because of the Company's increased tax liability. Should the Company's qualification as a REIT terminate, the Company may not be able to elect to be treated as a REIT for the subsequent five-year period, which would substantially reduce and could eliminate distributions to stockholders for the years involved.

     EFFECT OF DISTRIBUTION REQUIREMENTS. To maintain its status as a REIT for federal income tax purposes, the Company generally is required each year to distribute to its stockholders at least 95% of its taxable income. In addition, the Company is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of 85% of its ordinary income for such calendar year, 95% of its capital gain net income for the calendar year and any amount of such income that was not distributed in prior years.

     ADDITIONAL CAPITAL REQUIREMENTS. The Company's future growth will depend in large part upon its ability to raise additional capital. If the Company were to raise additional capital through the issuance of equity securities, the interests of holders of Common Stock, including the shares of Common Stock offered hereby, could be diluted. Likewise, the Company's Board of Directors is authorized to cause the Company to issue preferred stock in one or more series and entitled to such dividends and voting and other rights as the Board of Directors may determine. Accordingly, the Board of Directors may authorize the issuance of preferred stock with voting, dividend and other similar rights which could be dilutive to or otherwise adversely affect the interests of holders of Common Stock.

     DEPENDENCE ON KEY PERSONNEL. The Company is dependent on the efforts of its directors and executive officers. The loss of the services of its key employees could have a material adverse effect on the Company's operations.

ITEM 2:  PROPERTIES
-------------------

     Information pertaining to the properties of Realty Income can be found under Item 1.

ITEM 3:  LEGAL PROCEEDINGS
--------------------------

     The Company is subject to certain claims and lawsuits, the outcome of which are not determinable at this time. In the opinion of management, any liability that might be incurred by the Company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to stockholders during the fourth quarter of the fiscal year.

PART II
=======

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
----------------------------------------------------------

     A. Common stock of the Company is listed on the New York Stock Exchange under the symbol "O." The stock initially began trading on The New York Stock Exchange on October 18, 1994. Prior to October 18, 1994, the stock was not publicly traded.

     The following table shows the high, low and closing sales prices per share for the Common Stock as reported by the New York
Stock Exchange for the periods indicated:

                             Price Per Share        Distributions
                             of Common Stock        Declared (1)
                        --------------------------  -------------
1994                     HIGH      LOW      CLOSE
====                    =======  =======   =======
Third Quarter               N/A     N/A       N/A       $0.30
Fourth Quarter (price
  per share from
  October 18, 1994)     $18.125  $15.25    $17.125       0.45
                                                        ------
                                                        $0.75
                                                        ======
1995
====
First Quarter           $19.25   $16.50    $18.375      $0.45
Second Quarter           21.50    17.875    21.125       0.45
Third Quarter            22.00    20.25     21.125       0.465
Fourth Quarter           22.50    19.25     22.50        0.85
                                                        ------
                                                        $2.215
                                                        ======
1996
====
First Quarter (through
  March 19, 1996)       $23.125  $20.625   $21.125      $0.31
                                                        ======

(1) Distributions are currently declared monthly by the Company based on financial results for the prior months. At
December 31, 1995, a special distribution of $0.23 per share and two distributions of $0.155 per share had been declared and were paid on January 11, 1996, January 15, 1996 and January 26, 1996, respectively.

     B. There were 18,557 holders of record of Realty Income's shares of common stock as of March 8, 1996, however, Realty
Income believes the total number of beneficial shareholders of Realty Income to be approximately 40,000.

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------
(not covered by Independent Auditors' Report)

                   As Of Or For The Years Ended December 31,
                 (dollars in thousands, except per share data)
                ------------------------------------------------
                   1995       1994      1993     1992     1991
                ========== ========== ======== ======== ========
Total Assets
  (Book Value)  $  417,639 $  352,768 $384,474 $395,671 $409,904
Cash and Cash
  Equivalents        1,650     11,673   29,329    7,414    5,438
Long Term
  Obligations       20,457     13,621    1,035    1,041      850
Total Liabilities   36,218     17,352    2,570    2,150    2,858
Stockholders'
  Equity           381,421    335,416  381,904  393,418  406,942
Net Cash Provided
  by Operating
  Activities        40,312     28,460   38,485   41,441   43,360
Net Change in
  Cash and Cash
  Equivalents      (10,023)   (17,656)  21,915    1,976   (5,713)
Total Revenue       51,555     48,863   49,018   49,034   49,420
Consolidation Costs     --    (11,201)      --       --       --
Income from
  Operations        25,582     14,059   25,735   26,940   27,524
Gain on Sales
  of Properties         18      1,165    3,583    1,113      279
Net Income          25,600     15,224   29,318   28,053   27,803
Distributions
  Paid to
  Stockholders/
  Partners          36,710     44,666   40,831   41,567   42,676
Ratio of
  Earnings to
  Fixed Charges
  (1)                 10:1       39:1  5,865:1      N/A      N/A
Book Value Per
  Share (2)          16.60      17.20
Net Income Per
  Share (2)           1.27       0.78
Distributions
  Paid Per Share
  (2)(3)             1.825       0.60
Total Distribu-
  tions Declared
  Per Share (2)(3)   2.215       0.75

Continued
                   As Of Or For The Years Ended December 31,
                 (dollars in thousands, except per share data)
                ------------------------------------------------
                   1995       1994      1993     1992     1991
                ========== ========== ======== ======== ========
Weighted Average
  Number of
  Shares
  Outstanding   20,230,963 19,502,091

(1) Ratio of Earnings to Fixed Charges is calculated by dividing net income after adding back interest expense, by fixed charges. Fixed charges are comprised of interest costs. Ratio of Earnings to Fixed Charges is not applicable for 1992 and 1991 because the Company did not have any fixed charges for these periods.

(2) Due to the change in the capital structure caused by the Consolidation (see Item 8, Note 1 to the Consolidated Financial
Statements), per share information would not be meaningful for 1993 through 1991 and therefore has not been included.

(3) The 1994 amount represents distributions paid or declared, as the case may be, after the Consolidation.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

GENERAL
-------

     Realty Income Corporation ("Realty Income" or the "Company") was organized to operate as an equity real estate investment trust ("REIT"). The Company's primary business objective is to generate a consistent and predictable level of funds from operations ("FFO") per share and distributions to stockholders. Additionally, the Company generally will seek to increase FFO per share and distributions to stockholders through both internal and external growth, while also seeking to lower the ratio of distributions to stockholders as a percentage of FFO in order to allow internal cash flow to be used to fund additional acquisitions and for other corporate purposes. Realty Income pursues internal growth through (i) contractual rent increases on existing leases; (ii) rental increases at the termination of existing leases when market conditions permit; and (iii) the active management of the Company's property portfolio, including selective sales of properties. The Company generally pursues external growth through the acquisition of additional properties under long-term, triple-net lease agreements with initial contractual base rent which, at the time of acquisition, is in excess of the Company's estimated cost of capital.

     Realty Income was organized in the state of Delaware on September 9, 1993 to facilitate the merger, which was effective on August 15, 1994 (the "Consolidation"), of 10 private and 15 public real estate limited partnerships (the "Partnerships") with and into Realty Income. The Company's common stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "O" and commenced trading on October 18, 1994.

     Investors in the Partnerships who elected to invest in the equity of the Company received a total of 19,503,080 shares of common stock. Certain investors elected to receive Variable Rate Senior Notes (the "Notes") totaling $12.6 million. The Notes are due in 2001 and are listed on the NYSE. The Company paid $0.9 million in cash in lieu of issuing promissory notes and $0.5 million in cash in lieu of issuing fractional shares. On February 15, 1996, the Company declared its intent to redeem all of its outstanding Notes at par value, plus accrued interest to the date of redemption. The redemption date is scheduled for March 29, 1996.

     The Consolidation was accounted for as a reorganization of affiliated entities in a manner similar to a pooling-of-interests. Under this method, the assets and liabilities of the Partnerships were carried over at their historical book values and operations have been recorded on a combined historical cost basis. The pooling-of-interests method of accounting also requires the reporting of the results of operations as though the entities had been combined as of the beginning of the earliest period presented. Accordingly, the results of operations for the year ended December 31, 1994 comprise those of the separate entities combined from the beginning of the period through August 15, 1994 (the date of the Consolidation) and those of the Company from August 16, 1994 through December 31, 1994.
Financial information for 1993 has also been restated on a combined basis to provide comparative information.

     In accordance with the Company's certificate of incorporation and bylaws, the responsibility for the management and control of the Company's operations is vested in its board of directors. Prior to August 18, 1995, the Company's day-to-day affairs were managed by R.I.C. Advisor, Inc. (the "Advisor") which provided advice and assistance regarding acquisitions of properties by the Company and performed the day-to-day management of the Company's properties and business. On August 17, 1995, the Advisor was merged with and into Realty Income (the "Merger") and the advisory agreement between Realty Income and the Advisor was terminated. Realty Income issued 990,704 shares of common stock as consideration for the outstanding common stock of the Advisor. The Advisor held 57,547 shares of common stock of the Company which were retired after the Merger.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Realty Income was organized for the purpose of operating as an equity REIT which acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from lease revenue. The Company intends to retain an appropriate amount of cash as working capital reserves. At December 31, 1995, the Company had cash and cash equivalents totaling $1.65 million.

     Capital Funding

     In November 1994, Realty Income entered into a $100 million three-year, revolving, unsecured acquisition credit facility. In December 1995, the Company negotiated several modifications to the credit facility including (i) an increase in borrowing capacity to $130 million from $100 million; (ii) a reduction in the interest rate to London Interbank Offered Rate ("LIBOR") plus 1.25% from LIBOR plus 1.375%; and (iii) an extension of the credit facility from November 1997 to November 1998. This credit facility has been and is expected to be used to acquire additional retail properties leased to national and regional retail chains under long term lease agreements. As of February 9, 1996, $118 million of borrowing capacity was available to the Company under the acquisition credit facility. As of February 9, 1996, the interest rate on this facility was 6.9%.

     Realty Income expects to meet its long-term capital needs for the acquisition of properties through the issuance of public or private debt or equity. In August 1995, the Company filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $200 million in value of common stock, preferred stock or debt securities. In November and December 1995, the Company issued a total of 2,540,000 shares of common stock at a price of $19.625 per share. The shares were issued pursuant to the registration statement and a related prospectus supplement. The net proceeds of $46.6 million from this offering were used to repay $44.6 million of outstanding borrowings under the acquisition credit facility with the remainder invested in properties.

     The Company is not currently involved in any negotiations and has not entered into any arrangements relating to any additional securities issuances.

     Property Acquisitions

     During 1995, Realty Income purchased 58 properties in 19 states for $65.4 million. Two of the properties are currently under development. All of the above mentioned properties, including the properties under development, are leased with initial terms of ten to 20 years. The properties were purchased with $12.8 million of cash on hand, $50.6 million from the acquisition credit facility and $2.0 million from the stock offering proceeds. Additional stock offering proceeds of $44.6 million were used to repay the credit facility. The Company invested an additional $288,000 in existing properties.

                   1995 ACQUISITION ACTIVITY
                                                            Total
                                                          Approx.
                                                  Initial  Lease-
                                                   Lease    able
                                                   Term    Square
    Tenant        Industry          Location      (Years)   Feet
============== =============== ================== ======= =======
1st Qtr
-------
Dairy Mart     Convenience      Manchester CT       15      2,000
Dairy Mart     Convenience      Vernon CT           15      2,400
Dairy Mart     Convenience      Westbrook CT        15      2,700
Dairy Mart     Convenience      New Albany IN       15      2,500
Dairy Mart     Convenience      New Albany IN       15      2,800
Dairy Mart     Convenience      Berea KY            15      2,700
Dairy Mart     Convenience      Elizabethtown KY    15      2,700
Dairy Mart     Convenience      Lebanon KY          15      2,700
Dairy Mart     Convenience      Louisville KY       15      2,700
Dairy Mart     Convenience      Seekonk MA          15      2,700
Dairy Mart     Convenience      Atwater OH          15      2,500
Dairy Mart     Convenience      Columbus OH         15      7,200
Dairy Mart     Convenience      Cuyahoga Falls OH   15      2,800
Dairy Mart     Convenience      Galion OH           15      2,700
Dairy Mart     Convenience      Tiffin OH           15      3,200
Golden Corral  Restaurant       St. Charles MO      15     11,300
Golden Corral  Restaurant       Omaha NE            15     11,300
Golden Corral  Restaurant       Memphis TN          15     11,300
Whataburger    Fast Food        Ft. Worth TX        20      3,000
Whataburger    Fast Food        Porter TX           20      2,700
Whataburger    Fast Food        Temple TX           20      2,200
R&S Strauss    Automotive       Cherry Hill NJ      20     16,100

Continued
                   1995 ACQUISITION ACTIVITY
                                                            Total
                                                          Approx.
                                                  Initial  Lease-
                                                   Lease    able
                                                   Term    Square
    Tenant        Industry          Location      (Years)   Feet
============== =============== ================== ======= =======
2nd Qtr
-------
Dairy Mart     Convenience      Kingston NY         15      2,800
Don Pablo's    Restaurant       Flint MI            10      7,800
Don Pablo's    Restaurant       Norman OK           10      9,800
Don Pablo's    Restaurant       Dallas TX           10      9,800
Golden Corral  Restaurant       Amherst NY          15     11,300
Levitz         Home Furnishing  Cathedral City CA   20     40,000
Levitz         Home Furnishing  Concord CA          20    102,900
Levitz         Home Furnishing  Winter Park FL      20    122,100
Levitz         Home Furnishing  Plano TX            20    111,300

3rd Qtr
-------
Dairy Mart(1)  Convenience      Perrysburg OH       15      2,700
Don Pablo's    Restaurant       Oklahoma City OK    10      9,900
Econo Lube
  N' Tune      Automotive       San Antonio TX      13      2,800
Pantry         Convenience      Henderson KY        20      2,400
Pantry         Convenience      Owensboro KY        20      2,400
Pantry         Convenience      Cary NC             20      2,400
Pantry         Convenience      Greenville NC       20      2,400
Pantry         Convenience      Greenville NC       20      2,400
Pantry         Convenience      Jacksonville NC     20      2,600
Pantry         Convenience      Columbia SC         20      2,600
Pantry         Convenience      John's Island SC    20      2,500
Pantry         Convenience      Lexington SC        20      2,600
Pantry         Convenience      Myrtle Beach SC     20      2,400
Pantry         Convenience      N. Charleston SC    20      2,400
Pantry         Convenience      Summerville SC      20      2,500
Pantry         Convenience      La Vergne TN        20      2,400
Pantry         Convenience      Shelbyville TN      20      2,400

Continued
                   1995 ACQUISITION ACTIVITY
                                                            Total
                                                          Approx.
                                                  Initial  Lease-
                                                   Lease    able
                                                   Term    Square
    Tenant        Industry          Location      (Years)   Feet
============== =============== ================== ======= =======
4th Qtr
-------
Dairy Mart(1)  Convenience      Louisville KY       15      3,800
Carver's       Restaurant       Orem UT             20      8,200
Carver's       Restaurant       Sandy UT            20     10,300
7-ELEVEN       Convenience      Columbus OH         15      3,200
7-ELEVEN       Convenience      Flint MI            15      3,200
7-ELEVEN       Convenience      Groveport OH        15      3,200
Speedy Brake   Automotive       Columbus OH         15      5,300
Speedy Brake   Automotive       Eastlake OH         15      5,300
Speedy Brake   Automotive       Milwaukee WI        15      5,300
Speedy Brake   Automotive       New Berlin WI       15      4,200
                                                  ------- -------
                                Average/Total       16.7  621,800
                                                  ======= =======

(1) The Company acquired these two properties as undeveloped land and is funding construction and other costs relating to the development of the properties by the prospective tenants. The prospective tenants have entered into leases with the Company covering these properties and are contractually obligated to complete construction on a timely basis and to pay construction cost overruns to the extent they exceed the construction budget by more than 5%. As of December 31, 1995, the total acquisition and estimated construction costs for the two development properties was $1.3 million, of which $1.0 million had not been funded.

     Distributions

     Cash distributions paid for the years ended
December 31, 1995, 1994 and 1993 were $36.7 million, $44.7
million and $40.8 million, respectively. The 1994 distributions were made up of twelve monthly distributions in the aggregate amount of $38.9 million and the final partnership distribution of $5.8 million. The 1994 final partnership distributions were substantially comprised of proceeds from the sales of properties sold during 1993.

     For the year ended December 31, 1995, the Company paid monthly distributions of $0.15 per share from January through July and increased its monthly distributions to $0.155 per share in August. Monthly distributions of $0.155 per share were paid in August through December 1995. The distributions paid for 1995 totaled $1.825 per share. In December 1995, the Company declared two distributions of $0.155 per share which were paid on January 15 and January 26, 1996 and a special distribution of $0.23 per share which was paid on January 11, 1996. For tax purposes, a portion of the special distribution, in the amount of approximately $0.144 per share, is taxable as ordinary income in 1995 and represents the remaining portion of taxable earnings and profits which were assumed by the Company in the Merger with the Advisor. The remaining amount of approximately $0.086 per share of the special distribution will be included in the 1996 distributions for tax purposes.

     From August 15, 1994, the date of the Consolidation, through December 1994, the Company paid monthly distributions of $0.15 per share, totaling $0.60 per share. Prior to the Consolidation on August 15, 1994, the Company did not have equivalent shares outstanding so no comparative per share information is presented.

     As a result of the Merger on August 17, 1995, the Company assumed a defined benefit pension plan (the "Plan") covering substantially all of its employees. The board of directors of the Advisor froze the Plan effective May 31, 1995. For each Plan participant, the accrued benefit earned under the Plan as of May 31, 1995 was frozen. In October 1995, the Company declared its intent to terminate the Plan, and the Plan was terminated on January 2, 1996. As part of the Plan's termination, the Company anticipates meeting its obligation to the Plan of approximately $1.7 million in the second half of 1996.

     Management believes that the Company's cash provided from operating activities and borrowing capacity are sufficient to meet its liquidity needs for the foreseeable future.

RESULTS OF OPERATIONS
---------------------

     Prior to the Consolidation on August 15, 1994, the capital structure of the Partnerships consisted of limited partner interests with no long term debt. In the Consolidation, limited partners exchanged their partnership units for shares of common stock or Notes of the Company. The general partners did not receive any shares or Notes for their general partner interest. Due to these changes in capital structure, which were caused by the Consolidation, and additional expenses associated with the operations of a publicly traded REIT, the results of operations for the years ended December 31, 1995, 1994 and 1993 are not necessarily comparable.

     Comparison of 1995 to 1994

     Rental revenue was $51.2 million for 1995 versus $47.9 million for 1994. The increase in rental revenue was primarily due to the acquisition of 62 properties from December 1994 through December 1995. These properties generated revenue of $3.8 million in 1995. During 1996, the contractual lease payments (not including any percentage rents) on these properties are approximately $7.8 million.

     Substantially all the Company's leases provide for increases in rents through base rent increases tied to a consumer price index with adjustment ceilings or overage rent based on a percentage of the tenants' gross sales. Some leases contain both types of clauses. Percentage rent, which is included in rental revenue, was $1.6 million for 1995 as compared to $2.6 million in 1994.

     Vacant properties are a factor in determining gross revenue generated and property costs incurred by the Company. At
December 31, 1995 and 1994, the Company had four properties that were not under lease. All of the remaining properties were under lease agreements with third party tenants.

     The significant portion of the remaining revenue earned during 1995 and 1994 was attributable to interest earned on cash invested in two funds which hold short-term investments in United States government agency securities or direct purchases of short-term United States government agency securities. Interest revenue was $0.3 million for 1995 as compared to $0.9 million during 1994. The interest revenue decreased in 1995 due to a reduction of cash held, which was invested in properties.

     The Company recorded a net gain on the sale of properties during 1995 of $18,000 as compared to $1.2 million for 1994. During 1995 and 1994 cash proceeds generated from these sales were $0.6 million and $3.8 million, respectively. The Company anticipates a small number of property sales will occur in the normal course of business.

     Depreciation and amortization was $14.8 million in 1995 versus $13.8 million in 1994. The increase was primarily due to the depreciation of 62 properties acquired from December 1994 through December 31, 1995 and amortization of goodwill recorded in connection with the Merger of the Advisor in 1995.

     Advisor fees decreased by $1.7 million to $3.7 million in 1995 as compared to $5.4 million in 1994. On August 17, 1995 the Advisor was merged into the Company. The advisor fees for 1995 were calculated in accordance with the terms of the advisory agreement which became effective August 15, 1994 and was terminated on August 17, 1995. Prior to August 16, 1994, advisor fees were calculated in accordance with the terms of the Partnership agreements of the Partnerships.

     General and administrative expenses were $4.8 million in 1995 versus $4.0 million in 1994. The $0.8 million increase in general and administrative expenses was due to a $1.3 million increase in administrative expenses reduced by a $0.5 million decrease in property expenses. The increase in administrative expenses was attributable to costs for management, accounting systems, professional and support personnel and office facilities. Prior to August 17, 1995 these costs were the responsibility of the Advisor. The decline in property expenses during 1995 as compared to 1994 was primarily due to reductions in property taxes, provision for impairment loss and other property costs. Administration expense in 1994 included approximately $0.5 million of one-time expenses primarily associated with the distribution of stock certificates, shareholder informational material and final partnership K-1's to shareholders after the Consolidation had occurred. Other administrative expenses increased in 1995 compared to 1994 due to additional expenses associated with the operation of a publicly traded REIT including, but not limited to, transfer agent fees, NYSE fees, board of directors fees and property acquisition expenses.

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No charge was recorded for impairment loss in 1995. In 1994, a $0.1 million charge was made to general and administrative expenses to reduce the net carrying value of one property.

     Interest expense was $2.6 million for 1995 as compared to $0.4 million for 1994. Of the $2.2 million increase, $1.6 million was interest paid on the acquisition credit facility in 1995 and $0.6 million was interest paid on the Notes. During 1995, interest of $0.2 million was capitalized. No interest was capitalized in 1994.

     In 1994, the Company expensed Consolidation costs aggregating $11.2 million which were nonrecurring costs incurred to effect the Consolidation. In a manner similar to the pooling-of-interests method of accounting, the Consolidation costs were charged to expense upon the consummation of the Consolidation. Such costs included, but were not limited to, fees paid to underwriters, attorneys, and accountants, as well as costs associated with obtaining a fairness opinion, soliciting the stockholders, and registering and listing the common stock and the Notes on the NYSE.

     For 1995, the Company had net income of $25.6 million versus $15.2 million in 1994. The net income in 1994 was negatively impacted by one time Consolidation costs of $11.2 million. Net income for 1994, excluding the Consolidation costs, was $26.4 million.

     Comparison of 1994 to 1993

     Rental revenue was $47.9 million for 1994 versus $48.6 million for 1993. The decline in the 1994 rental revenue was mainly due to the sale of four retirement center properties during December 1993. The 1993 rental revenue generated from those properties was $2.4 million. Percentage rent, which is included in rental revenue, was $2.6 million for 1994 as compared to $1.0 million in 1993.

     Vacant properties are a factor in determining gross revenue generated and property costs incurred by the Company. At December 31, 1994, the Company had four properties that were not under lease as compared to seven properties at December 31, 1993. All of the remaining properties were under lease agreements with third party tenants.

     The significant portion of the remaining revenue earned during 1994 and 1993 was attributable to interest earned on cash invested in a fund which holds short-term investments in United States government agency securities or direct purchases of short-term United States government agency securities. Interest revenue was $0.9 million for 1994 as compared to $0.3 million during 1993. The interest revenue increased in 1994 due to the increase in cash from the sale of the four retirement centers as well as an increase in short-term interest rates. In the fourth quarter of 1994, portions of the proceeds from the sale of the retirement properties were distributed to the limited partners, used to pay transaction costs associated with the Consolidation and invested in properties.

     The Company recorded a gain on the sale of properties during 1994 of $1.2 million as compared to $3.6 million for 1993.
During 1994 and 1993 cash proceeds generated from these sales were $3.8 million and $26.5 million, respectively. The Company anticipates a small number of property sales will occur in the normal course of business.

     Depreciation and amortization was $13.8 million in 1994 versus $14.7 million 1993. The decrease in 1994 as compared to 1993 was primarily due to the sale of four retirement center properties during December 1993.

     Advisor fees increased by $0.3 million to $5.4 million in 1994 as compared to $5.1 million in 1993. The increase in Advisor fees was due to the increase in expense reimbursements to the Advisor primarily associated with cost of living increases in salary and general and administrative expenses. Under the terms of the advisory agreement, which became effective
August 15, 1994, the fees with respect to the properties included in the Consolidation were based upon the aggregate of all fees, distributions and reimbursements paid to the general partners of the partnerships merged into the Company during the twelve months ended prior to the closing date of the Consolidation. Prior to August 15, 1994, advisor fees were calculated in accordance with the terms of the Partnership agreements of the Partnerships.

     General and administrative expenses were $4.0 million in 1994 versus $3.5 million in 1993. The $0.5 million increase in general and administrative expenses was due to a $1.1 million increase in administrative expenses reduced by a $0.6 million decrease in property expenses. Of the increase in administrative expenses, approximately $0.5 million was attributable to one-time expenses primarily associated with the distribution of stock certificates, shareholder informational material and final partnership K-1's to shareholders after the Consolidation had occurred. The remainder of the increase was due to additional expenses associated with the operation of a publicly traded REIT. The decline in property expenses during 1994 as compared to 1993 was due to the reduction in the provision for impairment loss. Other property expenses increased due to increases in the cost of living.

     Interest expense was $0.4 million for 1994 as compared to $5,000 for 1993. Of the $0.4 million increase, $0.3 million was interest paid on the Notes. The remainder of the increased interest expense was attributable to short-term borrowings by certain partnerships to finance their portion of the REIT transaction costs prior to the Consolidation and amortization of deferred acquisition credit facility fees.

     In 1994, the Company expensed Consolidation costs aggregating $11.2 million which were nonrecurring costs incurred to effect the Consolidation. In a manner similar to the pooling-of-interests method of accounting, the Consolidation costs were charged to expense upon the consummation of the Consolidation. Such costs included, but were not limited to, fees paid to underwriters, attorneys, and accountants, as well as costs associated with obtaining a fairness opinion, soliciting the stockholders, and registering and listing the common stock and the Notes on the NYSE.

     For 1994, the Company had net income of $15.2 million versus $29.3 million in 1993. The net income in 1994 was negatively impacted by one time Consolidation costs of $11.2 million. Net income for 1994, excluding the Consolidation costs, was $26.4 million.

FUNDS FROM OPERATIONS
---------------------

     Funds from operations ("FFO") for 1995 was $40.4 million versus $39.1 million during 1994 and $40.4 million during 1993. Excluding the one-time cost to disseminate information to investors relating to the Consolidation, the 1994 FFO was approximately $39.6 million. Realty Income defines FFO as net income excluding gains or losses from sales of properties and the one-time expenses of the 1994 Consolidation, plus depreciation and amortization. In accordance with the recommendations of the National Association of Real Estate Investment Trusts ("NAREIT"), amortization of deferred financing costs are not added back to net income to calculate FFO. Amortization of financing costs are included in interest expense on the consolidated statements of income.

      Management considers FFO to be an appropriate measure of the performance of an equity REIT. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distribution payments. Presentation of this information provides the reader with an additional measure to compare the performance of different REITs.

     FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow from operating, investing, and financing activities as a measure of liquidity or ability to make cash distributions.

     Below is reconciliation of net income to funds from operations (dollars in thousands):

                                         1995     1994     1993
                                       =======  =======  =======
     Net Income                        $25,600  $15,224  $29,318
     Plus Depreciation and
       Amortization                     14,849   13,790   14,689
     Less Depreciation of Furniture,
       Fixtures and Equipment              (17)      --       --
     Plus Consolidation Costs               --   11,201       --
     Less Net Gain on Sales
       of Properties                       (18)  (1,165)  (3,583)
                                       -------  -------  -------
     Total Funds From Operations       $40,414  $39,050  $40,424
                                       =======  =======  =======

IMPACT OF INFLATION
-------------------

     Tenant leases generally provide for increases in rent as a result of increases in the tenant's sales volumes or increases in the consumer price index. Management expects that inflation will cause these lease provisions to result in increases in rent over time. However, inflation and increased costs may have an adverse impact on the tenants if increases in the tenant's operating expenses exceed increases in revenues. Over 97% of the properties are leased to tenants under triple-net leases in which the tenant is responsible for substantially all property costs and expenses. These features in the leases reduce the Company's exposure to rising expenses due to inflation.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

     Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to Be Disposed Of" ("Statement 121") was issued in March 1995. Statement 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. Statement 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995.

     The Company's existing accounting policies comply with Statement 121 and therefore implementing Statement 121 is not expected to have a material effect on the Company's financial position or results of operations.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") was issued in October 1995. Statement 123 established the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of the stock options at the grant date and the number of options vested, and is recognized over the periods in which the related services are rendered. Statement 123 is effective for fiscal years beginning after December 15, 1995.

     If the Company were to retain its current intrinsic value based method, as allowed by Statement 123, it will be required to disclose the pro forma effect of adopting the fair value based method. To date, the Company has not made a decision to adopt the fair value based method.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Table of Contents                                           Page
=================                                          ======

A.  Independent Auditors' Report...........................    40

B.  Consolidated Balance Sheets,
      December 31, 1995 and 1994........................... 41-42

C.  Consolidated Statements of Income,
      Years ended December 31, 1995, 1994 and 1993.........    43

D.  Consolidated Statements of Stockholders' Equity,
      Years ended December 31, 1995, 1994 and 1993......... 44-46

E.  Consolidated Statements of Cash Flows,
      Years ended December 31, 1995, 1994 and 1993......... 47-48

F.  Notes to Consolidated Financial Statements............. 49-60

G.  Consolidated Quarterly Financial Data
      (unaudited) for 1995 and 1994........................    61

H.  Schedule III-Real Estate and Accumulated
      Depreciation.........................................62-183

Schedules not Filed: All schedules, other than that indicated in the Table of Contents, have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                   Independent Auditors' Report
                   ----------------------------


The Board of Directors and Stockholders
Realty Income Corporation:


We have audited the consolidated financial statements (Note 1) of Realty Income Corporation and subsidiaries as listed in the accompanying table of contents. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III listed in the accompanying table of contents. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                          KPMG Peat Marwick LLP



San Diego, California
January 26, 1996,
   except as to Note 5B to the
   consolidated financial statements,
   which is as of February 15, 1996


           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
                   December 31, 1995 and 1994
          (dollars in thousands, except per share data)
                                               1995       1994
                                            =========  =========
ASSETS
Real Estate, at Cost:
  Land                                      $ 147,789  $ 122,059
  Buildings and Improvements                  367,637    328,644
                                            ---------  ---------
                                              515,426    450,703
  Less - Accumulated Depreciation
    and Amortization                         (126,062)  (112,169)
                                            ---------  ---------
     Net Real Estate, at Cost                 389,364    338,534
Cash and Cash Equivalents                       1,650     11,673
Accounts Receivable                             1,638      1,266
Due from Affiliates                               493         --
Other Assets                                    1,927      1,295
Goodwill                                       22,567         --
                                            ---------  ---------
     TOTAL ASSETS                           $ 417,639  $ 352,768
                                            =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions Payable                       $  12,407  $   2,925
Accounts Payable and Accrued Expenses             673        658
Other Liabilities                               4,541      1,119
Due to Advisor                                     --         34
Notes Payable                                  12,597     12,616
Line of Credit Payable                          6,000         --
                                            ---------  ---------
     TOTAL LIABILITIES                         36,218     17,352
                                            ---------  ---------

Continued
           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
                   December 31, 1995 and 1994
          (dollars in thousands, except per share data)
                                               1995       1994
                                            =========  =========
Commitments and Contingencies

Stockholders' Equity
Preferred Stock, Par Value $1.00 Per
  Share, 5,000,000 Shares Authorized,
  No Shares Issued or Outstanding                  --         --
Common Stock, Par Value $1.00 Per Share,
  40,000,000 Shares Authorized,
  22,976,237 and 19,502,091 Shares
  Issued and Outstanding in 1995 and
  1994, respectively                           22,976     19,502
Capital in Excess of Par Value                516,119    452,996
Accumulated Distributions in Excess
  of Net Income                              (157,674)  (137,082)
                                            ---------  ---------
     TOTAL STOCKHOLDERS' EQUITY               381,421    335,416
                                            ---------  ---------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                 $ 417,639  $ 352,768
                                            =========  =========


















   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements Of Income
                =================================
          Years Ended December 31, 1995, 1994 and 1993
          (dollars in thousands, except per share data)
                                             1994        1993
                                 1995      (Note 1)    (Note 1)
                              ==========  ==========  ==========
REVENUE
  Rental                      $   51,185  $   47,905  $   48,584
  Interest                           276         862         279
  Other                               94          96         155
                              ----------  ----------  ----------
                                  51,555      48,863      49,018
                              ----------  ----------  ----------
EXPENSES
  Depreciation and Amortization   14,849      13,790      14,689
  Advisor Fees                     3,661       5,422       5,108
  General and Administrative       4,821       3,995       3,481
  Interest                         2,642         396           5
  Consolidation Costs                 --      11,201          --
                              ----------  ----------  ----------
                                  25,973      34,804      23,283
                              ----------  ----------  ----------
Income from Operations            25,582      14,059      25,735
Net Gain on Sales of
  Properties                          18       1,165       3,583
                              ----------  ----------  ----------
NET INCOME                    $   25,600  $   15,224  $   29,318
                              ==========  ==========  ==========
Net Income Per Share          $     1.27  $     0.78          --
                              ==========  ==========  ==========

Weighted Average Number of
  Shares Outstanding          20,230,963  19,502,091          --
                              ==========  ==========  ==========









   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


           REALTY INCOME CORPORATION AND SUBSIDIARIES
    Consolidated Statements Of Stockholders' Equity (Note 1)
    ========================================================
          Years Ended December 31, 1995, 1994 and 1993
                     (dollars in thousands)
                                              Accumu-
                                               lated
                                    Capital   Distri-
                                      in      butions
                 Common Stock       Excess   in Excess
              -------------------   of Par     of Net
                Shares    Amount    Value      Income    Total
              ==========  =======  ========  =========  ========
BALANCE,
  December
  31, 1992            --  $    --  $486,620  $ (93,202) $393,418
Net Income            --       --        --     29,318    29,318
Distributions
  to Partners         --       --        --    (40,831)  (40,831)
Capital
  Contribution        --       --       200         --       200
Acquisition
  of Treasury
  Units               --       --      (201)        --      (201)
              ----------  -------  --------  ---------  --------
BALANCE,
  December
  31, 1993            --       --   486,619   (104,715)  381,904

Continued
           REALTY INCOME CORPORATION AND SUBSIDIARIES
    Consolidated Statements Of Stockholders' Equity (Note 1)
    ========================================================
          Years Ended December 31, 1995, 1994 and 1993
                     (dollars in thousands)
                                              Accumu-
                                               lated
                                    Capital   Distri-
                                      in      butions
                 Common Stock       Excess   in Excess
              -------------------   of Par     of Net
                Shares    Amount    Value      Income    Total
              ==========  =======  ========  =========  ========
Net Income            --       --        --     15,224    15,224
Distributions
  to Partners         --       --        --    (32,964)  (32,964)
Distributions
  Paid and
  Payable to
  Stockholders        --       --        --    (14,627)  (14,627)
Shares Issued
  in Exchange
  for Limited
  Partnership
  Interests   19,502,091   19,502   (19,502)        --        --
Payment of
  Promissory
  Notes and
  Fractional
  Shares in
  Exchange for
  Limited
  Partnership
  Interests           --       --    (1,505)        --    (1,505)
Notes Payable
  Issued in
  Exchange for
  Limited
  Partnership
  Interests           --       --   (12,616)        --   (12,616)
              ----------  -------  --------  ---------  --------
BALANCE,
  December
  31, 1994    19,502,091   19,502   452,996   (137,082)  335,416

Continued
           REALTY INCOME CORPORATION AND SUBSIDIARIES
    Consolidated Statements Of Stockholders' Equity (Note 1)
    ========================================================
          Years Ended December 31, 1995, 1994 and 1993
                     (dollars in thousands)
                                              Accumu-
                                               lated
                                    Capital   Distri-
                                      in      butions
                 Common Stock       Excess   in Excess
              -------------------   of Par     of Net
                Shares    Amount    Value      Income    Total
              ==========  =======  ========  =========  ========
Net Income            --       --        --     25,600    25,600
Distributions
  Paid and
  Payable to
  Stockholders        --       --        --    (46,192)  (46,192)
Shares Issued
  in Exchange
  for Advisor    990,704      991    20,186         --    21,177
Shares Retired   (57,547)     (58)   (1,172)        --    (1,230)
Shares Issued
  in Stock
  Offering, net
  of offering
  costs of
  $3,217       2,540,000    2,540    44,090         --    46,630
Shares Issued
  in Exchange
  for Limited
  Partnership
  Interests          989        1        19         --        20
              ----------  -------  --------  ---------  --------
BALANCE,
  December
  31, 1995    22,976,237  $22,976  $516,119  $(157,674) $381,421
              ==========  =======  ========  =========  ========







   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
          Years Ended December 31, 1995, 1994 and 1993
                     (dollars in thousands)
                                                1994      1993
                                      1995    (Note 1)  (Note 1)
                                    ========  ========  ========
CASH FLOWS FROM
  OPERATING ACTIVITIES:

Net Income                          $ 25,600  $ 15,224  $ 29,318

Adjustments to Net Income:
  Depreciation and Amortization       14,849    13,790    14,689
  Net Gain on Sales of Properties        (18)   (1,165)   (3,583)
  Provision for Impairment Loss           --       135       935
  Noncash Portion of Lease
    Settlement                            --        --      (103)
  Proceeds from Sale of Equipment         --        --         9

Changes in Assets and Liabilities
  (net of the Merger with
  the Advisor):
  Change in Accounts Receivable
    and Other Assets                      (1)      980    (2,933)
  Change in Other Liabilities            (86)      460      (251)
  Change in Due to Advisor               (32)     (964)      404
                                    --------  --------  --------

     Net Cash Provided by
       Operating Activities           40,312    28,460    38,485
                                    --------  --------  --------

CASH FLOWS FROM
  INVESTING ACTIVITIES:

Proceeds from Sales of Properties        617     3,795    26,517
Acquisition of Properties            (65,890)   (3,485)   (2,510)
Payment of Advisor Merger Costs       (1,629)       --        --
Cash Acquired from Advisor Merger        647        --        --
                                    --------  --------  --------

     Net Cash Provided by
       (Used in) Investing
       Activities                    (66,255)      310    24,007
                                    --------  --------  --------

Continued
           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
          Years Ended December 31, 1995, 1994 and 1993
                     (dollars in thousands)
                                                1994      1993
                                      1995    (Note 1)  (Note 1)
                                    ========  ========  ========
CASH FLOWS FROM
  FINANCING ACTIVITIES:

Payments of Distributions            (36,710)  (44,666)  (40,831)
Proceeds from Lines of Credit         50,600       625       445
Payments of Lines of Credit          (44,600)     (880)     (190)
Proceeds from Stock Offering,
  Net of Offering Costs
  of $3,217                           46,630        --        --
Payments in Lieu of Promissory
  Notes and Fractional Shares             --    (1,505)       --
Capital Contribution                      --        --       200
Acquisition and Retirement
  of Treasury Units                       --        --      (201)
                                    --------  --------  --------

     Net Cash Provided by
       (Used in) Financing
       Activities                     15,920   (46,426)  (40,577)
                                    --------  --------  --------

Net Increase (Decrease) in
  Cash and Cash Equivalents          (10,023)  (17,656)   21,915

Cash and Cash Equivalents,
  Beginning of Year                   11,673    29,329     7,414
                                    --------  --------  --------

Cash and Cash Equivalents,
  End of Year                       $  1,650  $ 11,673  $ 29,329
                                    ========  ========  ========

For supplemental disclosure of noncash investing and financing activities, see Note 9.



   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
           Notes To Consolidated Financial Statements
           ==========================================
                December 31, 1995, 1994 and 1993

1.   Organization and Operation

     Realty Income Corporation (the "Company") was organized in the state of Delaware on September 9, 1993 to facilitate the merger, which was effected on August 15, 1994 (the "Consolidation"), of 10 private and 15 public real estate limited partnerships (the "Partnerships") with and into the Company. The Company invests in commercial real estate and has elected to be taxed as a real estate investment trust ("REIT").

     Investors in the Partnerships who elected to invest in the Company received common stock of the Company totaling 19,503,080 shares. Certain investors elected to receive Variable Rate
Senior Notes (the "Notes") totaling $12.6 million.

     The Consolidation was accounted for as a reorganization of affiliated entities under common control in a manner similar to a pooling-of-interests. Under this method, the assets and liabilities of the Partnerships were carried over at their historical book values and their operations have been recorded on a combined historical cost basis. The pooling-of-interests method of accounting also requires the reporting of the results of operations as though the entities had been combined as of the beginning of the earliest period presented. Accordingly, the results of operations for the year ended December 31, 1994 comprise those of the separate entities combined from January 1, 1994 through August 15, 1994 and those of the Company from August 16, 1994 through December 31, 1994. Financial information for 1993 has also been restated on a combined basis to provide comparative information. Costs incurred to effect the Consolidation and integrate the continuing operations of the separate entities were expenses of the Company in the period the Consolidation was consummated. These expenses include all costs and expenses incurred in structuring and consummating the Consolidation. Such costs included, but were not limited to, fees paid to underwriters, attorneys, and accountants, as well as costs associated with obtaining a fairness opinion, soliciting the shareholders, and registering and listing the common stock and the Notes on the New York Stock Exchange. Prior to the Consolidation, the Company had no significant operations; therefore, the combined operations for the periods prior to the Consolidation represent the operations of the Partnerships. The Consolidation did not require any material adjustments to conform the accounting policies of the separate entities to that of the Company. All intercompany transactions and balances have been eliminated.

     The results of operations of the previously separate entities for the periods before the Consolidation was consummated that are included in the results of operations for the years ended December 31, 1994 and 1993 follow:

                             January 1, 1994
                                 through            Year Ended
                             August 15, 1994    December 31, 1993
                            -----------------   -----------------
                                    (dollars in thousands)

                                                 Net
                             Net                Income
     Entity                 Income    Revenue   (Loss)    Revenue
     ======                 =======   =======   =======   =======
Northridge Bell, Ltd.       $    15   $    29   $    23   $    44
Tustin Bell, Ltd.                39        47        64        75
Marina Bell, Ltd.                 5         7         8        12
Fullerton Commercial
  Property, Ltd.                 70        73       107       125
Chino Commercial
  Property, Ltd.                 49        55        70        79
R.I.C. 76, Ltd.                  38        52        62        83
R.I.C. 781, Ltd.                 50        75       443       150
Garden Grove BYH, Ltd.           14        19        23        30
R.I.C. Associates #1, Ltd.        7        11        11        18
R.I.C. Associates #2, Ltd.       35        55       200        86
R.I.C. 79, Ltd.                 299       451       380       607
R.I.C. 81, Ltd.                 451       754       565     1,033
R.I.C. 14, Ltd.                 664     1,188       951     1,747
R.I.C. 15, Ltd.                 142       898      (150)    1,439
R.I.C. 16, Ltd.                 811     1,735     1,238     2,814
R.I.C. 17, Ltd.               1,612     3,490     2,345     5,488
R.I.C. 18, Ltd.                 531     1,707       972     2,645
R.I.C. 19, Ltd.               1,638     2,537     2,418     4,138
R.I.C. 20, Ltd.                 614     1,789     2,701     3,401
R.I.C. 21, Ltd.               1,841     2,978     3,581     4,978
R.I.C. 22, Ltd.               1,472     2,574     2,485     4,104
R.I.C. 23, Ltd.               2,225     3,463     3,802     5,483
R.I.C. 24, Ltd.               1,731     2,737     2,766     4,278
R.I.C. 25, Ltd.               1,934     2,900     3,337     4,873
R.I.C. 26, Ltd.                 571       818       916     1,288
                            -------   -------   -------   -------
Combined Results            $16,858   $30,442   $29,318   $49,018
                            =======   =======   =======   =======

2.   Summary of Significant Accounting Policies

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and partnerships more than 50 percent owned (subsidiaries) after elimination of all material intercompany balances and transactions.

     Cash and Cash Equivalents - The Company considers all short-term, highly liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

     Depreciation and Amortization - Depreciation of buildings and improvements and amortization of goodwill are computed using the straight-line method over an estimated useful life of approximately 25 years.

     Leases - All leases are accounted for as operating leases.
Under this method, lease payments are recognized as revenue over the term of the lease on a straight line basis.

     Income Taxes - Prior to the Consolidation, the Company's operations were conducted through private and public real estate limited partnerships. In accordance with partnership taxation, each partner was responsible for reporting its share of taxable income. Accordingly, no federal income tax provision has been made in the accompanying consolidated financial statements prior to August 16, 1994.

     After August 15, 1994, the Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Management believes the Company has qualified and continues to qualify as a REIT and therefore will be permitted to deduct distributions paid to its stockholders, eliminating the federal taxation of income represented by such distributions at the Company's level. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the period August 16, 1994 through December 31, 1994 and the year ended December 31, 1995.

     Distributions Paid and Payable - For the year ended
December 31, 1995, cash distributions of $1.825 per share were paid. As of December 31, 1995, three distributions totaling $0.54 per share were declared and payable. In 1995, distributions of $1.876 per share are taxable as ordinary income and $0.093 per share was a return of capital. A portion of the distributions payable at December 31, 1995, in the amount of $0.144 per share, is included in the $1.876 per share taxable as ordinary income and represents the remaining portion of taxable earnings and profits which were assumed by the Company in the merger with R.I.C. Advisor, Inc. (the "Advisor"). For the period

August 16, 1994 through December 31, 1994, cash distributions of
$0.60 per share were paid and are taxable as ordinary income.

     Provision for Impairment Loss - The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) over a long-term holding period plus estimated disposition proceeds (undiscounted) are less than the current book value. There was no provision for the year ended December 31, 1995. For the years ended
December 31, 1994 and 1993, a provision of $135,000 and $935,000, respectively, was charged to operations to reduce the net carrying value of three investment properties.

     Net Income Per Share - Net income per share for 1995 was calculated based upon the weighted average number of shares outstanding during the year. Net income per share for 1994 was calculated assuming 19,502,091 shares of the Company's common stock were outstanding. Prior to the Consolidation, no shares of common stock were outstanding. Due to the change in the capital structure resulting from the Consolidation, the net income per share information for the year ended December 31, 1993 would not be meaningful and has not been included.

     Reclassifications - Certain of the 1994 and 1993 balances have been reclassified to conform to 1995 presentation. The reclassifications had no effect on stockholders' equity or net income.

     Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

3.   The Merger of R.I.C. Advisor, Inc.

     On August 17, 1995, the Company merged with the Advisor and issued 990,704 shares of the Company's common stock valued at approximately $21.2 million (the "Merger"). The Merger was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in approximately $22.9 million of goodwill. Amortization of goodwill for the year ended December 31, 1995 was $340,000.

     The following unaudited pro forma summary presents information as if the Merger had occurred at the beginning of each period presented. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined company. The Advisor had several non-recurring expenses during 1995 and 1994 which negatively impacted net income and net income per share.

                                  For the Years Ended December 31
                                      (dollars in thousands,
                                      except per share data)
                                  -------------------------------
                                   Pro Forma           Pro Forma
                                     1995                1994
                                  (unaudited)         (unaudited)
                                  ===========         ===========
Revenue                           $    51,765         $    49,244
Net Income                        $    24,751         $    12,932
Net Income Per Share              $      1.22         $      0.66

4.   Credit Facility Available for Acquisitions

     In November 1994, the Company obtained a $100 million, three-year, revolving, unsecured acquisition credit facility from The Bank of New York, as agent, and several major U.S. and non-U.S. banks. In December 1995, the credit facility was modified to (i) increase the borrowing capacity to $130 million from $100 million; (ii) reduce the interest rate to London Interbank Offered Rate ("LIBOR") plus 1.25% from LIBOR plus 1.375%; and
(iii) extend the credit facility from November 1997 to November 1998.

     The credit facility is subject to various leverage and interest coverage ratio limitations, all of which the Company was in compliance with as of December 31, 1995 and 1994. As of December 31, 1995 and 1994, the outstanding balance on the credit facility was $6 million and $0, respectively. The effective interest rate at December 31, 1995 was 7.19%. A commitment fee of 0.35% or less, per annum, accrues on the average amount of the unused available credit commitment.

     Interest of $217,000 was capitalized on properties under construction in 1995. No interest was capitalized in 1994.

5.   Notes Payable

     A. In connection with the Consolidation, certain investors elected to receive Notes totaling $12.6 million. The Notes mature on June 30, 2001, and the interest rate is adjusted quarterly. Interest payments are due quarterly and principal is due at maturity. Interest incurred for the years ended
December 31, 1995 and 1994 was $997,000 and $332,000,
respectively. The interest rate on the Notes at December 31, 1995 and 1994, was 7.44% and 6.94%, respectively. On January 2, 1996 the interest rate adjusted to 7.13%.

     B. On February 15, 1996, the Company announced its plan to redeem all of its outstanding Notes. The Notes will be redeemed at par plus accrued interest to the date of redemption. The redemption date is scheduled for March 29, 1996.

6.   Operating Leases

     A.  General

         At December 31, 1995, the Company owned 685 properties in 42 states. Of the Company's properties, 675 are single-tenant locations and the remainder are multi-tenant. At
December 31, 1995, four single-tenant properties were vacant and available for lease.

         Substantially all leases are triple-net leases whereby the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building, and carries insurance coverage for public liability, property damage, fire, and extended coverage. The Company's leases are primarily for initial terms of 15 to 20 years and provide for cost of living increases and/or increased rent based upon a percentage of the tenant's sales. Percentage rent for 1995, 1994 and 1993 was $1.6 million, $2.6 million and $1.0 million respectively.

         Minimum annual rents to be received on the operating leases as of December 31, 1995 are as follows (dollars in thousands):

Years Ending December 31,
=========================
        1996                                            $ 50,828
        1997                                              49,351
        1998                                              48,752
        1999                                              48,363
        2000                                              47,209
        2001-2018                                        261,726
                                                        --------
        TOTAL                                           $506,229
                                                        ========

     B.  Major Tenants

         The following schedule presents rental income, including percentage rents, from tenants representing more than 10% of the Company's total revenue for at least one of the years ended
December 31, 1995, 1994 or 1993 (dollars in thousands):

             Tenant                   1995      1994      1993
===============================      =======   =======   =======
Children's World, Inc.               $13,121   $12,907   $12,442
La Petite Academy, Inc.                9,189     9,574     8,924
Golden Corral Corporation              6,550     6,362     6,278
Northern Automotive Corporation        4,677     4,931     4,340

7.   Net Gain on Sales of Properties

     In 1995, the Company sold three properties for a total of $617,000 and recognized a net gain of $18,000. In 1994, the Company sold five properties and had three land easement transactions for a total of $3.8 million and recognized a net gain of $1.2 million. In 1993, the Company sold six properties, exchanged one property and had seven land easement transactions for a total of $26.5 million and recognized a net gain of $3.6 million.

8.   Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments, as well as the methods and significant assumptions used to estimate fair values. Management of the Company believes that the carrying values reflected in the balance sheets at December 31, 1995 and 1994 reasonably approximate the fair values for cash and cash equivalents, accounts receivable, due from affiliates and all liabilities. In making such assessments, the Company utilized estimates and quoted market prices.

9.   Supplemental Disclosure of Cash Flow Information

     Interest paid during 1995, 1994 and 1993 was $2,186,000,
$354,000 and $5,000, respectively.

     The following non-cash investing and financing activities are included in the accompanying financial statements:

     A. Distributions payable totaled $12.4 million and $2.9 million at December 31, 1995 and 1994, respectively.

     B. The Merger of the Advisor into the Company on August 17, 1995 resulted in the following:

                                           (dollars in thousands)
Increases in:
  Other Assets                                    $ (1,143)
  Goodwill                                         (21,184)
  Common Stock retired after the Merger             (1,230)
Increases/(Decrease) in:
  Other Liabilities                                  3,029
  Due to Advisor                                        (2)
  Common Stock                                         991
  Capital in Excess of Par Value                    20,186
                                                  --------
  Cash Acquired from Merger                       $    647
                                                  ========

         In 1995, other assets of $95,000 were reclassified to goodwill. Common stock retired after the Merger includes par value of common stock and capital in excess of par value of $58,000 and $1,172,000, respectively.

     C. In 1995, the following increases (decreases) occurred resulting from exchanges of Notes Payable for Common Stock
(dollars in thousands):

         Notes Payable                            $    (19)
         Common Stock                                    1
         Capital in Excess of Par Value                 19

     D. In 1995, pursuant to the assumption of the defined benefit pension plan by the Company (Note 11), the Company recorded a due from affiliate and a liability (included in other liabilities) of $493,000. This represents the amount of the increase in the liability to the plan, of which the Company is indemnified by the former shareholders of the Advisor.

     E. In 1994, the following increases occurred resulting from exchanges of limited partnership units for Notes payable and Common Stock (dollars in thousands):

         Notes Payable                            $ 12,616
         Common Stock                               19,502
         Capital in Excess of Par Value            452,996

     F. In October 1993, the Company regained possession of a property through foreclosure. The Company held a note on the property with a net balance of $1.5 million.

10.  Related Party Transactions

     A.  Advisory Agreement

         In August 1994, in connection with the Consolidation, the Company entered into an advisory agreement under which R.I.C. Advisor, Inc. advised the Company with respect to its investments and assumed day-to-day management of the Company (the "Advisory Agreement"). The Advisory Agreement provided for a monthly advisor fee equal to 0.1189% of the appraised value of the real estate properties as of the Consolidation date plus the current book value of the non-real estate assets of the Company. Amounts incurred under the Advisory Agreement for the period from January 1, 1995 through August 17, 1995 and August 15, 1994 through December 31, 1994 were $3.7 million and $2.2 million, respectively. Prior to the Consolidation, the general partners of the Partnerships received management fees and reimbursements from the Partnerships (Note 10B). On August 17, 1995, the Advisor was merged into the Company (Note 3). As part of the Merger, the Advisory Agreement was terminated.

     B.  Related Party Transactions Prior to the Consolidation

         Cash Distributions - The Advisor and William E. and Evelyn J. Clark, the former general partners of the Partnerships, collectively, received approximately 1.0% of the Partnerships' distributions. For the period from January 1, 1994 through August 15, 1994 and the year ended December 31, 1993, the general partners' distributions totaled $342,000 and $436,000, respectively.

         Management Fees - The Advisor received management fees of approximately 1.5% of gross receipts of the Partnerships. For the period from January 1, 1994 through August 15, 1994 and the year ended December 31, 1993, management fees totaled $432,000 and $762,000, respectively.

         Administrative Expenses - The Advisor received reimbursements for personnel and overhead costs incurred to administer the operations of the Partnerships. For the period from January 1, 1994 through August 15, 1994 and the year ended December 31, 1993, reimbursements totaled $2.8 million and $4.3 million, respectively.

         The administrative expenses and management fees described in the preceding paragraphs are included in advisor fees in the accompanying consolidated statements of income.

11.  Employee Benefit Plan

     As a result of the Merger on August 17, 1995, the Company assumed a defined benefit pension plan (the "Plan") covering substantially all of its employees. The Plan's benefit formulas generally based payments to retired employees upon their length of service and a percentage of qualifying compensation during the final years of employment. The Company's funding policy was to contribute annually the amount necessary to satisfy the Internal Revenue Service's funding standards. The Plan did not provide for funding of prior service costs.

     The board of directors of the Advisor froze the Plan effective May 31, 1995. No additional employees were entitled to enter the Plan after May 31, 1995. For each Plan participant, the accrued benefit earned under the Plan was frozen as of May 31, 1995. In October 1995, the Company declared its intent to terminate the Plan, and the Plan was terminated on January 2, 1996.

     The following table sets forth the Plan's funded status and amounts recognized in the Company's financial statements as of December 31, 1995 (dollars in thousands):

Actuarial Present Value of Benefit Obligations:
  Accumulated Benefit Obligation, All Vested      $(7,526)
Plan Assets at Fair Value, Primarily Listed
  Stock and Cash and Cash Equivalents               5,319
                                                  -------
Benefit Obligation in Excess of Plan Assets
  (Included in Other Liabilities)                 $(2,207)
                                                  =======

Assumptions Used:
  Discount Rates                                      6.0%
  Rates of Increase in Compensation Levels            N/A
  Expected Long-Term Rates of Return on Assets        8.0%

     At December 31, 1995, the benefit obligation in excess of plan assets is included in other liabilities in the accompanying balance sheet. In connection with the Merger, the Company assumed a benefit obligation of $1,714,000. The Merger agreement provides for indemnification by the former shareholders of the Advisor with respect to increases in the benefit obligation. Pursuant to the Merger agreement, an escrow was established to satisfy certain contingencies, including any potential increases in the benefit obligation. Therefore, a receivable from the Advisor's former shareholders has been recorded for $493,000, and is included as due from affiliates in the accompanying consolidated balance sheets as of December 31, 1995.

12.  Stock Incentive Plan

     On September 9, 1993, the board of directors and the original stockholder of the Company approved a stock incentive plan (the "Stock Plan") designed to attract and retain directors, officers and employees of the Company by enabling such individuals to participate in the ownership of the Company. The Stock Plan provides for the award (subject to ownership limitations) of a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards.

     In August 1994, options were granted to each of the three independent directors to purchase 10,000 shares of the Company's stock at an exercise price of $20 per share (the estimated value of the shares at the date of grant). These options vest during the directors' continued service periods at a rate of 2,500 shares per year. At December 31, 1995, options to acquire 7,500 shares were vested.

13.  Commitments and Contingencies

     As of December 31, 1995, the Company had entered into agreements with unrelated parties to acquire two properties to be purchased under sale/leaseback agreements for an estimated aggregate amount of $2.3 million and to fund two buildings under construction on land owned by the Company for an estimated aggregate amount of $1.3 million.

     In the ordinary course of its business, the Company is a party to various legal actions which the Company believes are routine in nature and incidental to the operation of the business of the Company. The Company believes that the outcome of the proceedings will not have a material adverse effect upon its operations or financial condition.

                    REALTY INCOME CORPORATION
                        AND SUBSIDIARIES
              CONSOLIDATED QUARTERLY FINANCIAL DATA
          (dollars in thousands, except per share data)
          (not covered by Independent Auditors' Report)
                   First    Second     Third    Fourth
1995              Quarter   Quarter   Quarter   Quarter    Year
====              =======   =======   =======   =======   =======
Total Revenue     $11,928   $12,243   $13,102   $14,282   $51,555
Depreciation and
  Amortization
  Expense           3,345     3,586     3,863     4,055    14,849
Other Expenses      2,659     2,863     3,098     2,504    11,124
Income from
  Operations        5,924     5,794     6,141     7,723    25,582
Net Income          6,001     5,794     6,120     7,685    25,600
Net Income
  Per Share          0.31      0.30      0.31      0.35      1.27

1994
====
Total Revenue     $12,251   $11,760   $12,177   $12,675   $48,863
Depreciation and
  Amortization
  Expense           3,464     3,449     3,449     3,428    13,790
Other Expenses
  (except Con-
  solidation
  Costs)            1,959     2,135     2,822     2,897     9,813
Consolidation
  Costs (1)            --        --    11,201        --    11,201
Income (Loss)
  from Operations   6,828     6,176    (5,295)    6,350    14,059
Net Income (Loss)   6,643     6,727    (5,295)    7,149    15,224
Net Income
  (Loss) Per
  Share              0.34      0.34     (0.27)     0.37      0.78

(1) The Consolidation costs expensed in the third quarter of 1994 represent the costs of the Consolidation of the Company and 25 private and public partnerships on August 15, 1994. The
Consolidation was accounted for in a manner similar to a pooling-of-interests.


            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
La Petite Academy
  Birmingham AL    $     63,800  $    295,791      None      None
La Petite Academy
  Huntsville AL          28,600       197,165      None      None
La Petite Academy
  Mobile AL              78,400       237,671      None      None
La Petite Academy
  Mobile AL              63,000       292,084      None      None
Children's World
  Chandler AZ           144,083       668,080      None      None
Children's World
  Chandler AZ           291,720       647,923      None      None
Children's World
  Chandler AZ           271,695       603,446      None      None
Burger King
  Douglas AZ             75,000       347,719      None      None
Auto Mall
  Glendale AZ            92,709       429,821      None      None
La Petite Academy
  Glendale AZ           115,000       285,172      None      None
Auto Mall
  Mesa AZ               271,754     1,259,910      None      None
Children's World
  Mesa AZ               276,770       590,417      None      None
Children's World
  Mesa AZ               297,500       660,755      None      None
Children's World
  Peoria AZ             281,750       625,779      None      None
Auto Mall
  Phoenix AZ            162,658       754,122      None      None
Auto Mall
  Phoenix AZ            322,708     1,496,143   185,465    10,462
Checker Autoworks
  Phoenix AZ            231,000       513,057      None      None
Checker Autoworks
  Phoenix AZ             71,750       159,359      None      None
                                                          Page 62

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
La Petite Academy
  Birmingham AL    $     63,800  $    295,791  $    359,591
La Petite Academy
  Huntsville AL          28,600       197,165       225,765
La Petite Academy
  Mobile AL              78,400       237,671       316,071
La Petite Academy
  Mobile AL              63,000       292,084       355,084
Children's World
  Chandler AZ           144,083       668,080       812,163
Children's World
  Chandler AZ           291,720       647,923       939,643
Children's World
  Chandler AZ           271,695       603,446       875,141
Burger King
  Douglas AZ             75,000       347,719       422,719
Auto Mall
  Glendale AZ            92,709       429,821       522,530
La Petite Academy
  Glendale AZ           115,000       285,172       400,172
Auto Mall
  Mesa AZ               271,754     1,259,910     1,531,664
Children's World
  Mesa AZ               276,770       590,417       867,187
Children's World
  Mesa AZ               297,500       660,755       958,255
Children's World
  Peoria AZ             281,750       625,779       907,529
Auto Mall
  Phoenix AZ            162,658       754,122       916,780
Auto Mall
  Phoenix AZ            322,708     1,692,070     2,014,778
Checker Autoworks
  Phoenix AZ            231,000       513,057       744,057
Checker Autoworks
  Phoenix AZ             71,750       159,359       231,109
                                                          Page 63

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
La Petite Academy
  Birmingham AL    $    175,794       N/A   10/31/84      300
La Petite Academy
  Huntsville AL         178,542       N/A   06/15/82      180
La Petite Academy
  Mobile AL             209,942       N/A   10/15/82      180
La Petite Academy
  Mobile AL             163,334       N/A   04/25/85      300
Children's World
  Chandler AZ           304,160       N/A   12/17/86      300
Children's World
  Chandler AZ           172,863       N/A   12/11/87      300
Children's World
  Chandler AZ           161,104       N/A   12/14/87      300
Burger King
  Douglas AZ            177,696       N/A   11/27/85      300
Auto Mall
  Glendale AZ           215,970       N/A   01/30/86      300
La Petite Academy
  Glendale AZ           226,542       N/A   02/08/84      180
Auto Mall
  Mesa AZ               606,057       N/A   06/30/86      300
Children's World
  Mesa AZ               143,242       N/A   09/29/88      300
Children's World
  Mesa AZ               160,303       N/A   09/29/88      300
Children's World
  Peoria AZ             161,943       N/A   03/30/88      300
Auto Mall
  Phoenix AZ            378,923       N/A   01/30/86      300
Auto Mall
  Phoenix AZ            723,075       N/A   06/30/86      300
Checker Autoworks
  Phoenix AZ            138,312       N/A   11/09/87      300
Checker Autoworks
  Phoenix AZ             42,960       N/A   11/19/87      300
                                                          Page 64

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Checker Autoworks
  Phoenix AZ            222,950       495,178      None      None
Children's World
  Phoenix AZ            318,500       707,397      None      None
Kinder-Care
  Phoenix AZ            264,504       587,471      None      None
Kinder-Care
  Phoenix AZ            260,719       516,181      None      None
Children's World
  Scottsdale AZ         291,993       648,530      None      None
Children's World
  Tempe AZ              292,200       648,989      None      None
Children's World
  Tempe AZ              294,000       638,977      None      None
Checker Autoworks
  Tucson AZ             194,250       431,434      None      None
Children's World
  Tucson AZ             304,500       676,303      None      None
Children's World
  Tucson AZ             283,500       546,878      None      None
Discount Tire
  Store
  Tucson AZ             178,297       396,005      None      None
Taco Bell
  Tucson AZ             107,393       497,904      None      None
Discount Tire
  Store
  Yuma AZ               120,750       268,190      None      None
Children's World
  Calabasas CA          156,430       725,248      None      None
Children's World
  Carmichael CA         131,035       607,507      None      None
Levitz Furniture
  Cathedral
  City CA             1,006,923     2,293,077      None      None

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Checker Autoworks
  Phoenix AZ            222,950       495,178       718,128
Children's World
  Phoenix AZ            318,500       707,397     1,025,897
Kinder-Care
  Phoenix AZ            264,504       587,471       851,975
Kinder-Care
  Phoenix AZ            260,719       516,181       776,900
Children's World
  Scottsdale AZ         291,993       648,530       940,523
Children's World
  Tempe AZ              292,200       648,989       941,189
Children's World
  Tempe AZ              294,000       638,977       932,977
Checker Autoworks
  Tucson AZ             194,250       431,434       625,684
Children's World
  Tucson AZ             304,500       676,303       980,803
Children's World
  Tucson AZ             283,500       546,878       830,378
Discount Tire
  Store
  Tucson AZ             178,297       396,005       574,302
Taco Bell
  Tucson AZ             107,393       497,904       605,297
Discount Tire
  Store
  Yuma AZ               120,750       268,190       388,940
Children's World
  Calabasas CA          156,430       725,248       881,678
Children's World
  Carmichael CA         131,035       607,507       738,542
Levitz Furniture
  Cathedral
  City CA             1,006,923     2,293,077     3,300,000

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Checker Autoworks
  Phoenix AZ            103,390       N/A   11/02/89      300
Children's World
  Phoenix AZ            171,619       N/A   09/29/88      300
Kinder-Care
  Phoenix AZ            109,327       N/A   06/29/90      300
Kinder-Care
  Phoenix AZ             87,741       N/A   12/26/90      300
Children's World
  Scottsdale AZ         173,080       N/A   12/14/87      300
Children's World
  Tempe AZ              167,950       N/A   03/10/88      300
Children's World
  Tempe AZ              121,487       N/A   09/27/90      300
Checker Autoworks
  Tucson AZ             117,471       N/A   10/30/87      300
Children's World
  Tucson AZ             164,076       N/A   09/28/88      300
Children's World
  Tucson AZ             132,676       N/A   09/29/88      300
Discount Tire
  Store
  Tucson AZ              79,018       N/A   01/19/90      300
Taco Bell
  Tucson AZ             250,615       N/A   01/17/86      300
Discount Tire
  Store
  Yuma AZ                53,514       N/A   01/23/90      300
Children's World
  Calabasas CA          376,837       N/A   09/26/85      300
Children's World
  Carmichael CA         287,017       N/A   08/22/86      300
Levitz Furniture
  Cathedral
  City CA                57,327       N/A   05/26/95      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Children's World
  Chino CA              155,000       634,071      None      None
Chino Commercial
  Center
  Chino CA               80,000       154,303      None      None
Children's World
  Chula Vista CA        350,563       778,614      None      None
Levitz Furniture
  Concord CA          4,162,500     3,037,500      None      None
Children's World
  Corona CA             144,856       671,585      None      None
Pizza Hut
  Diamond Bar CA         76,117       183,052      None    15,000
Children's World
  El Cajon CA           157,804       731,621      None      None
Children's World
  Encinitas CA          320,000       710,729      None      None
La Petite Academy
  Escondido CA          276,286       613,638      None      None
The Fitness Club
  & More
  Escondido CA          332,500       904,690   135,826    61,140
La Petite Academy
  Folsom CA             281,563       625,363      None      None
Medical 21
  Fresno CA             428,900     3,434,562      None      None
Fullerton Commer-
  cial Center
  Fullerton CA          112,791       158,545      None    26,561
Kragen Autoworks
  Grass Valley CA       325,000       384,955      None      None
Der Wiener-
  schnitzel
  Hemet CA              106,164       199,179      None      None
Kragen Autoworks
  Jackson CA            300,000       390,849      None      None
                                                          Page 68

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Children's World
  Chino CA              155,000       634,071       789,071
Chino Commercial
  Center
  Chino CA               80,000       154,303       234,303
Children's World
  Chula Vista CA        350,563       778,614     1,129,177
Levitz Furniture
  Concord CA          4,162,500     3,037,500     7,200,000
Children's World
  Corona CA             144,856       671,585       816,441
Pizza Hut
  Diamond Bar CA         76,117       198,052       274,169
Children's World
  El Cajon CA           157,804       731,621       889,425
Children's World
  Encinitas CA          320,000       710,729     1,030,729
La Petite Academy
  Escondido CA          276,286       613,638       889,924
The Fitness Club
  & More
  Escondido CA          332,500     1,101,656     1,434,156
La Petite Academy
  Folsom CA             281,563       625,363       906,926
Medical 21
  Fresno CA             428,900     3,434,562     3,863,462
Fullerton Commer-
  cial Center
  Fullerton CA          112,791       185,106       297,897
Kragen Autoworks
  Grass Valley CA       325,000       384,955       709,955
Der Wiener-
  schnitzel
  Hemet CA              106,164       199,179       305,343
Kragen Autoworks
  Jackson CA            300,000       390,849       690,849
                                                          Page 69

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Children's World
  Chino CA              517,715       N/A   10/06/83      180
Chino Commercial
  Center
  Chino CA              151,689       N/A   06/23/75      300
Children's World
  Chula Vista CA        212,003       N/A   10/30/87      300
Levitz Furniture
  Concord CA             75,938       N/A   05/31/95      300
Children's World
  Corona CA             392,817       N/A   12/19/84      300
Pizza Hut
  Diamond Bar CA        159,733       N/A   09/25/78      300
Children's World
  El Cajon CA           370,748       N/A   12/19/85      300
Children's World
  Encinitas CA          189,681       N/A   12/29/87      300
La Petite Academy
  Escondido CA          163,767       N/A   12/31/87      300
The Fitness Club
  & More
  Escondido CA          281,106       N/A   01/11/84      180
La Petite Academy
  Folsom CA             171,821       N/A   10/23/87      300
Medical 21
  Fresno CA           3,017,477       N/A   10/29/82      180
Fullerton Commer-
  cial Center
  Fullerton CA          164,563       N/A   11/08/72      300
Kragen Autoworks
  Grass Valley CA        95,324       N/A   05/20/88      300
Der Wiener-
  schnitzel
  Hemet CA              176,724       N/A   04/15/77      300
Kragen Autoworks
  Jackson CA             92,150       N/A   05/17/88      300
                                                          Page 70

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
La Petite Academy
  Mission Viejo CA      353,891       744,367      None      None
Children's World
  Moreno Valley CA      304,489       676,214      None      None
Children's World
  Oceanside CA          145,568       674,889      None      None
La Petite Academy
  Palmdale CA           249,490       554,125      None      None
Pay N Play
  Paramount CA           86,400       278,827      None      None
La Petite Academy
  R. Cordova CA         276,328       613,733      None      None
Children's World
  R. Cucamonga CA       471,733     1,047,739      None      None
Sizzler
  R. Cucamonga CA       230,733       481,225      None      None
Taco Bell
  R. Cucamonga CA        95,192       441,334      None      None
Golden Corral
  Red Bluff CA          136,740       633,984      None      None
Der Wiener-
  schnitzel
  Riverside CA           90,000       170,394      None      None
Vacant
  Riverside CA          225,795       534,679      None    21,560
La Petite Academy
  Roseville CA          297,343       660,412      None      None
Children's World
  Sacramento CA         290,734       645,731      None      None
Kragen Autoworks
  Sacramento CA         210,000       466,419      None      None
Empire Business
  Center
  San Diego CA        5,797,411    15,311,772      None   122,143
R.I.C. Trade Ctr
  San Diego CA        3,745,000     8,777,176      None    62,826
                                                          Page 71

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
La Petite Academy
  Mission Viejo CA      353,891       744,367     1,098,258
Children's World
  Moreno Valley CA      304,489       676,214       980,703
Children's World
  Oceanside CA          145,568       674,889       820,457
La Petite Academy
  Palmdale CA           249,490       554,125       803,615
Pay N Play
  Paramount CA           86,400       278,827       365,227
La Petite Academy
  R. Cordova CA         276,328       613,733       890,061
Children's World
  R. Cucamonga CA       471,733     1,047,739     1,519,472
Sizzler
  R. Cucamonga CA       230,733       481,225       711,958
Taco Bell
  R. Cucamonga CA        95,192       441,334       536,526
Golden Corral
  Red Bluff CA          136,740       633,984       770,724
Der Wiener-
  schnitzel
  Riverside CA           90,000       170,394       260,394
Vacant
  Riverside CA          225,795       556,239       782,034
La Petite Academy
  Roseville CA          297,343       660,412       957,755
Children's World
  Sacramento CA         290,734       645,731       936,465
Kragen Autoworks
  Sacramento CA         210,000       466,419       676,419
Empire Business
  Center
  San Diego CA        5,797,411    15,433,915    21,231,326
R.I.C. Trade Ctr
  San Diego CA        3,745,000     8,840,002    12,585,002
                                                          Page 72

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
La Petite Academy
  Mission Viejo CA       94,597       N/A   06/24/93      300
Children's World
  Moreno Valley CA      198,741       N/A   02/11/87      300
Children's World
  Oceanside CA          341,999       N/A   12/23/85      300
La Petite Academy
  Palmdale CA           134,434       N/A   09/14/88      300
Pay N Play
  Paramount CA          224,993       N/A   11/22/83      180
La Petite Academy
  R. Cordova CA         138,977       N/A   03/23/89      300
Children's World
  R. Cucamonga CA       279,624       N/A   12/30/87      300
Sizzler
  R. Cucamonga CA       467,814       N/A   04/03/81      180
Taco Bell
  R. Cucamonga CA       223,646       N/A   12/20/85      300
Golden Corral
  Red Bluff CA          288,639       N/A   12/18/86      300
Der Wiener-
  schnitzel
  Riverside CA          153,582       N/A   12/09/76      300
Vacant
  Riverside CA          168,049       N/A   10/01/81      180
La Petite Academy
  Roseville CA          181,439       N/A   10/22/87      300
Children's World
  Sacramento CA         175,820       N/A   10/05/87      300
Kragen Autoworks
  Sacramento CA         125,738       N/A   11/25/87      300
Empire Business
  Center
  San Diego CA        3,899,649  01/20/89   08/05/87      300
R.I.C. Trade Ctr
  San Diego CA        4,208,641  03/08/86   03/25/86      300
                                                          Page 73

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Silverton
  Business Center
  San Diego CA        2,485,160     8,595,722      None    52,100
Sizzler
  San Dimas CA          240,562       445,521      None      None
Garcia's
  San Ramon CA          406,000     1,126,930      None      None
La Petite Academy
  Santee CA             248,418       551,748      None      None
Children's World
  Simi Valley CA        208,585       967,055      None      None
Kragen Autoworks
  Turlock CA            222,250       493,627      None      None
La Petite Academy
  Valencia CA           301,295       669,185      None      None
Children's World
  Walnut CA             217,365     1,007,753      None      None
Children's World
  Aurora CO             141,811       657,497      None      None
Children's World
  Aurora CO             287,000       637,440      None      None
Children's World
  Aurora CO             301,455       655,609      None      None
Discount Tire
  Store
  Aurora CO             221,691       492,382      None      None
Wrangler 2
  Boulder CO            426,675       822,676    18,000      None
Children's World
  Broomfield CO         107,000       403,080      None      None
La Petite Academy
  Broomfield CO         155,306       344,941      None      None
Checker Autoworks
  Canon City CO          66,500       147,699      None      None
Children's World
  Co. Springs CO        115,542       535,700      None      None
                                                          Page 74

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Silverton
  Business Center
  San Diego CA        2,485,160     8,647,822    11,132,982
Sizzler
  San Dimas CA          240,562       445,521       686,083
Garcia's
  San Ramon CA          406,000     1,126,930     1,532,930
La Petite Academy
  Santee CA             248,418       551,748       800,166
Children's World
  Simi Valley CA        208,585       967,055     1,175,640
Kragen Autoworks
  Turlock CA            222,250       493,627       715,877
La Petite Academy
  Valencia CA           301,295       669,185       970,480
Children's World
  Walnut CA             217,365     1,007,753     1,225,118
Children's World
  Aurora CO             141,811       657,497       799,308
Children's World
  Aurora CO             287,000       637,440       924,440
Children's World
  Aurora CO             301,455       655,609       957,064
Discount Tire
  Store
  Aurora CO             221,691       492,382       714,073
Wrangler 2
  Boulder CO            426,675       840,676     1,267,351
Children's World
  Broomfield CO         107,000       403,080       510,080
La Petite Academy
  Broomfield CO         155,306       344,941       500,247
Checker Autoworks
  Canon City CO          66,500       147,699       214,199
Children's World
  Co. Springs CO        115,542       535,700       651,242
                                                          Page 75

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Silverton
  Business Center
  San Diego CA        2,415,097  01/23/89   09/19/86      300
Sizzler
  San Dimas CA          436,610       N/A   03/12/81      180
Garcia's
  San Ramon CA          907,734       N/A   12/08/83      180
La Petite Academy
  Santee CA             154,703       N/A   07/23/87      300
Children's World
  Simi Valley CA        490,058       N/A   12/20/85      300
Kragen Autoworks
  Turlock CA            131,741       N/A   12/30/87      300
La Petite Academy
  Valencia CA           167,762       N/A   06/23/88      300
Children's World
  Walnut CA             476,114       N/A   08/22/86      300
Children's World
  Aurora CO             324,734       N/A   03/25/86      300
Children's World
  Aurora CO             170,120       N/A   12/31/87      300
Children's World
  Aurora CO             185,180       N/A   09/27/89      300
Discount Tire
  Store
  Aurora CO              98,249       N/A   01/29/90      300
Wrangler 2
  Boulder CO            667,125       N/A   01/05/84      180
Children's World
  Broomfield CO         349,205       N/A   01/12/83      180
La Petite Academy
  Broomfield CO          89,267       N/A   03/15/88      300
Checker Autoworks
  Canon City CO          39,817       N/A   11/12/87      300
Children's World
  Co. Springs CO        246,103       N/A   12/04/86      300
                                                          Page 76

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Discount Tire
  Store
  Co. Springs CO        280,193       622,317      None      None
Discount Tire
  Store
  Co. Springs CO        192,988       433,542      None      None
Hardee's
  Co. Springs CO        152,000       704,736      None      None
Hardee's
  Co. Springs CO        313,250       695,730      None      None
La Petite Academy
  Co. Springs CO         58,400       271,217      None      None
La Petite Academy
  Co. Springs CO         92,570       241,413      None      None
Checker Autoworks
  Denver CO             141,400       314,056      None      None
Checker Autoworks
  Denver CO             315,000       699,623      None      None
Checker Autoworks
  Denver CO             283,500       629,666      None      None
Jiffy Lube
  Denver CO              79,717       369,586      None      None
Children's World
  Englewood CO          131,216       608,372      None      None
Children's World
  Englewood CO          158,651       735,571      None      None
Children's World
  Fort Collins CO       117,105       542,950      None      None
Children's World
  Fort Collins CO       137,734       638,594      None      None
La Petite Academy
  Fort Collins CO        55,200       256,356      None      None
La Petite Academy
  Greeley CO             58,400       270,755      None      None
Checker Autoworks
  Littleton CO          252,925       561,759      None      None
                                                          Page 77

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Discount Tire
  Store
  Co. Springs CO        280,193       622,317       902,510
Discount Tire
  Store
  Co. Springs CO        192,988       433,542       626,530
Hardee's
  Co. Springs CO        152,000       704,736       856,736
Hardee's
  Co. Springs CO        313,250       695,730     1,008,980
La Petite Academy
  Co. Springs CO         58,400       271,217       329,617
La Petite Academy
  Co. Springs CO         92,570       241,413       333,983
Checker Autoworks
  Denver CO             141,400       314,056       455,456
Checker Autoworks
  Denver CO             315,000       699,623     1,014,623
Checker Autoworks
  Denver CO             283,500       629,666       913,166
Jiffy Lube
  Denver CO              79,717       369,586       449,303
Children's World
  Englewood CO          131,216       608,372       739,588
Children's World
  Englewood CO          158,651       735,571       894,222
Children's World
  Fort Collins CO       117,105       542,950       660,055
Children's World
  Fort Collins CO       137,734       638,594       776,328
La Petite Academy
  Fort Collins CO        55,200       256,356       311,556
La Petite Academy
  Greeley CO             58,400       270,755       329,155
Checker Autoworks
  Littleton CO          252,925       561,759       814,684
                                                          Page 78

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Discount Tire
  Store
  Co. Springs CO        124,175       N/A   01/23/90      300
Discount Tire
  Store
  Co. Springs CO         47,645       N/A   05/20/93      300
Hardee's
  Co. Springs CO        329,925       N/A   09/30/86      300
Hardee's
  Co. Springs CO        202,596       N/A   03/10/87      300
La Petite Academy
  Co. Springs CO        234,335       N/A   12/22/82      180
La Petite Academy
  Co. Springs CO        199,744       N/A   08/31/83      180
Checker Autoworks
  Denver CO              84,663       N/A   11/18/87      300
Checker Autoworks
  Denver CO             177,277       N/A   05/16/88      300
Checker Autoworks
  Denver CO             159,551       N/A   05/27/88      300
Jiffy Lube
  Denver CO             191,972       N/A   10/08/85      300
Children's World
  Englewood CO          279,489       N/A   12/05/86      300
Children's World
  Englewood CO          334,887       N/A   12/29/86      300
Children's World
  Fort Collins CO       268,158       N/A   03/25/86      300
Children's World
  Fort Collins CO       315,397       N/A   03/25/86      300
La Petite Academy
  Fort Collins CO       221,829       N/A   12/22/82      180
La Petite Academy
  Greeley CO            159,701       N/A   11/21/84      300
Checker Autoworks
  Littleton CO          146,891       N/A   02/12/88      300
                                                          Page 79

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Children's World
  Littleton CO          287,000       637,435      None      None
Children's World
  Littleton CO          299,250       664,642      None      None
La Petite Academy
  Littleton CO          161,617       358,956      None      None
Children's World
  Longmont CO           115,592       535,931      None      None
La Petite Academy
  Louisville CO          58,089       269,313      None      None
Golden Corral
  Montrose CO           217,595       483,284      None      None
La Petite Academy
  Parker CO             153,551       341,043      None      None
Discount Tire
  Store
  Pueblo CO             196,994       437,530      None      None
Hardee's
  Security CO           150,000       695,463      None      None
Golden Corral
  Sterling CO            95,320       441,928      None      None
Children's World
  Westminster CO        306,387       695,737      None      None
La Estrellita
  Enterprises
  Westminster CO        338,940     1,571,401    20,000    13,440
Dairy Mart
  Manchester CT         118,262       305,510      None      None
Dairy Mart
  Vernon CT             179,646       319,372      None      None
Dairy Mart
  Westbrook CT           98,247       373,340      None      None
La Petite Academy
  Bradenton FL          160,060       355,501      None      None
Sizzler
  Casselberry FL        403,900       897,075      None      None
                                                          Page 80

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Children's World
  Littleton CO          287,000       637,435       924,435
Children's World
  Littleton CO          299,250       664,642       963,892
La Petite Academy
  Littleton CO          161,617       358,956       520,573
Children's World
  Longmont CO           115,592       535,931       651,523
La Petite Academy
  Louisville CO          58,089       269,313       327,402
Golden Corral
  Montrose CO           217,595       483,284       700,879
La Petite Academy
  Parker CO             153,551       341,043       494,594
Discount Tire
  Store
  Pueblo CO             196,994       437,530       634,524
Hardee's
  Security CO           150,000       695,463       845,463
Golden Corral
  Sterling CO            95,320       441,928       537,248
Children's World
  Westminster CO        306,387       695,737     1,002,124
La Estrellita
  Enterprises
  Westminster CO        338,940     1,604,841     1,943,781
Dairy Mart
  Manchester CT         118,262       305,510       423,772
Dairy Mart
  Vernon CT             179,646       319,372       499,018
Dairy Mart
  Westbrook CT           98,247       373,340       471,587
La Petite Academy
  Bradenton FL          160,060       355,501       515,561
Sizzler
  Casselberry FL        403,900       897,075     1,300,975
                                                          Page 81

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Children's World
  Littleton CO          154,646       N/A   09/29/88      300
Children's World
  Littleton CO          161,247       N/A   09/29/88      300
La Petite Academy
  Littleton CO           95,795       N/A   12/10/87      300
Children's World
  Longmont CO           264,693       N/A   03/25/86      300
La Petite Academy
  Louisville CO         164,883       N/A   06/22/84      300
Golden Corral
  Montrose CO           128,979       N/A   12/16/87      300
La Petite Academy
  Parker CO              93,696       N/A   10/19/87      300
Discount Tire
  Store
  Pueblo CO              87,303       N/A   01/26/90      300
Hardee's
  Security CO           325,585       N/A   09/30/86      300
Golden Corral
  Sterling CO           258,685       N/A   12/27/84      300
Children's World
  Westminster CO        175,366       N/A   09/27/89      300
La Estrellita
  Enterprises
  Westminster CO        974,497       N/A   06/28/84      300
Dairy Mart
  Manchester CT           9,675       N/A   03/03/95      300
Dairy Mart
  Vernon CT              10,113       N/A   03/09/95      300
Dairy Mart
  Westbrook CT           11,822       N/A   03/09/95      300
La Petite Academy
  Bradenton FL           90,082       N/A   05/05/88      300
Sizzler
  Casselberry FL        172,779       N/A   12/20/89      300
                                                          Page 82

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
La Petite Academy
  Clearwater FL          42,223       269,380      None      None
La Petite Academy
  Fort Myers FL          66,100       210,462      None      None
Golden Corral
  Green Cove
  Springs FL             86,240       399,828      None      None
Arby's
  Jacksonville FL       150,210       693,446      None      None
Arby's
  Jacksonville FL       143,299       664,373      None      None
Jiffy Lube
  Jacksonville FL        76,585       355,066      None      None
La Petite Academy
  Jacksonville FL        38,500       228,481      None      None
La Petite Academy
  Jacksonville FL        48,000       243,060      None      None
La Petite Academy
  Jacksonville FL       184,800       410,447      None      None
La Petite Academy
  Jupiter FL             78,000       360,088      None      None
Jiffy Lube
  Lauderdale
  Lakes FL               65,987       305,931      None      None
La Petite Academy
  Margate FL             66,686       309,183      None      None
La Petite Academy
  Melbourne FL          256,439       549,345      None      None
La Petite Academy
  Niceville FL           73,696       341,688      None      None
La Petite Academy
  Orange Park FL         45,000       208,986      None      None
La Petite Academy
  Orlando FL             68,001       313,922      None      None
La Petite Academy
  Orlando FL            159,177       353,538      None      None
                                                          Page 83

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
La Petite Academy
  Clearwater FL          42,223       269,380       311,603
La Petite Academy
  Fort Myers FL          66,100       210,462       276,562
Golden Corral
  Green Cove
  Springs FL             86,240       399,828       486,068
Arby's
  Jacksonville FL       150,210       693,446       843,656
Arby's
  Jacksonville FL       143,299       664,373       807,672
Jiffy Lube
  Jacksonville FL        76,585       355,066       431,651
La Petite Academy
  Jacksonville FL        38,500       228,481       266,981
La Petite Academy
  Jacksonville FL        48,000       243,060       291,060
La Petite Academy
  Jacksonville FL       184,800       410,447       595,247
La Petite Academy
  Jupiter FL             78,000       360,088       438,088
Jiffy Lube
  Lauderdale
  Lakes FL               65,987       305,931       371,918
La Petite Academy
  Margate FL             66,686       309,183       375,869
La Petite Academy
  Melbourne FL          256,439       549,345       805,784
La Petite Academy
  Niceville FL           73,696       341,688       415,384
La Petite Academy
  Orange Park FL         45,000       208,986       253,986
La Petite Academy
  Orlando FL             68,001       313,922       381,923
La Petite Academy
  Orlando FL            159,177       353,538       512,715
                                                          Page 84

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
La Petite Academy
  Clearwater FL         251,422       N/A   12/22/81      180
La Petite Academy
  Fort Myers FL         190,585       N/A   06/15/82      180
Golden Corral
  Green Cove
  Springs FL            234,041       N/A   12/19/84      300
Arby's
  Jacksonville FL       363,087       N/A   09/13/85      300
Arby's
  Jacksonville FL       339,403       N/A   12/13/85      300
Jiffy Lube
  Jacksonville FL       179,932       N/A   12/23/85      300
La Petite Academy
  Jacksonville FL       213,249       N/A   12/22/81      180
La Petite Academy
  Jacksonville FL       226,856       N/A   12/22/81      180
La Petite Academy
  Jacksonville FL        92,944       N/A   03/30/89      300
La Petite Academy
  Jupiter FL            188,539       N/A   09/11/85      300
Jiffy Lube
  Lauderdale
  Lakes FL              152,411       N/A   02/19/86      300
La Petite Academy
  Margate FL            140,765       N/A   12/16/86      300
La Petite Academy
  Melbourne FL           71,143       N/A   04/16/93      300
La Petite Academy
  Niceville FL          156,965       N/A   12/03/86      300
La Petite Academy
  Orange Park FL        189,247       N/A   06/15/82      180
La Petite Academy
  Orlando FL            164,366       N/A   09/04/85      300
La Petite Academy
  Orlando FL             99,126       N/A   07/02/87      300
                                                          Page 85

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
La Petite Academy
  Orlando FL            245,249       544,704      None      None
La Petite Academy
  Orlando FL            190,050       422,107      None      None
Sizzler
  Orlando FL            230,000     1,066,339      None      None
Sizzler
  Orlando FL            209,800       972,679      None      None
Taco Bell
  Orlando FL            339,500       746,333      None      None
La Petite Academy
  Oviedo FL             166,409       369,598      None      None
La Petite Academy
  Panama City FL         69,500       244,314      None      None
La Petite Academy
  Pensacola FL          147,000       326,492      None      None
La Petite Academy
  Royal Palm
  Beach FL              194,193       431,309      None      None
Jiffy Lube
  Seminole FL            68,000       315,266      None      None
La Petite Academy
  Spring Hill FL        146,939       326,356      None      None
La Petite Academy
  St. Augustine FL       44,800       213,040      None      None
Jiffy Lube
  Sunrise FL             80,253       372,069      None      None
La Petite Academy
  Sunrise FL             69,400       246,671      None      None
La Petite Academy
  Sunrise FL            245,000       533,280      None      None
La Petite Academy
  Tallahassee FL         66,000       232,010      None      None
Jiffy Lube
  Tampa FL               67,000       310,629      None      None

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
La Petite Academy
  Orlando FL            245,249       544,704       789,953
La Petite Academy
  Orlando FL            190,050       422,107       612,157
Sizzler
  Orlando FL            230,000     1,066,339     1,296,339
Sizzler
  Orlando FL            209,800       972,679     1,182,479
Taco Bell
  Orlando FL            339,500       746,333     1,085,833
La Petite Academy
  Oviedo FL             166,409       369,598       536,007
La Petite Academy
  Panama City FL         69,500       244,314       313,814
La Petite Academy
  Pensacola FL          147,000       326,492       473,492
La Petite Academy
  Royal Palm
  Beach FL              194,193       431,309       625,502
Jiffy Lube
  Seminole FL            68,000       315,266       383,266
La Petite Academy
  Spring Hill FL        146,939       326,356       473,295
La Petite Academy
  St. Augustine FL       44,800       213,040       257,840
Jiffy Lube
  Sunrise FL             80,253       372,069       452,322
La Petite Academy
  Sunrise FL             69,400       246,671       316,071
La Petite Academy
  Sunrise FL            245,000       533,280       778,280
La Petite Academy
  Tallahassee FL         66,000       232,010       298,010
Jiffy Lube
  Tampa FL               67,000       310,629       377,629

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
La Petite Academy
  Orlando FL            145,369       N/A   12/10/87      300
La Petite Academy
  Orlando FL             95,584       N/A   03/30/89      300
Sizzler
  Orlando FL            544,935       N/A   11/18/85      300
Sizzler
  Orlando FL            463,553       N/A   08/15/86      300
Taco Bell
  Orlando FL            195,154       N/A   02/03/88      300
La Petite Academy
  Oviedo FL              99,629       N/A   11/20/87      300
La Petite Academy
  Panama City FL        221,239       N/A   06/15/82      180
La Petite Academy
  Pensacola FL           73,933       N/A   03/28/89      300
La Petite Academy
  Royal Palm
  Beach FL              102,315       N/A   11/15/88      300
Jiffy Lube
  Seminole FL           159,762       N/A   12/23/85      300
La Petite Academy
  Spring Hill FL         87,971       N/A   11/24/87      300
La Petite Academy
  St. Augustine FL      198,838       N/A   12/22/81      180
Jiffy Lube
  Sunrise FL            186,891       N/A   02/14/86      300
La Petite Academy
  Sunrise FL            223,373       N/A   06/15/82      180
La Petite Academy
  Sunrise FL            123,385       N/A   05/25/89      300
La Petite Academy
  Tallahassee FL        210,097       N/A   06/15/82      180
Jiffy Lube
  Tampa FL              157,412       N/A   12/27/85      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Jiffy Lube
  Tampa FL               70,000       324,538      None      None
Jiffy Lube
  Tampa FL               86,502       401,041      None      None
La Petite Academy
  Tampa FL               53,385       199,846      None      None
Levitz Furniture
  Winter Park FL      2,404,598     3,382,402      None      None
Jiffy Lube
  Atlanta GA             55,840       258,889      None      None
Jiffy Lube
  Atlanta GA             78,646       364,625      None      None
Minit Lube
  Bogart GA              66,807       309,732      None      None
La Petite Academy
  Douglasville GA        54,000       250,356      None      None
Children's World
  Dunwoody GA           318,500       707,399      None      None
La Petite Academy
  Ellenwood GA          119,678       275,414      None      None
La Petite Academy
  Fayetteville GA       148,400       329,601      None      None
Minit Lube
  Gainesville GA         53,589       248,452      None      None
Taco Bell
  Garden City GA        197,225       438,043      None      None
Golden Corral
  Hinesville GA          89,220       413,644      None      None
Taco Bell
  Hinesville GA         172,611       383,376      None      None
La Petite Academy
  Lawrenceville GA      141,449       314,161      None      None
Children's World
  Lilburn GA            116,350       539,488      None      None
La Petite Academy
  Lithia Springs GA     187,444       363,358      None      None
                                                          Page 89

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Jiffy Lube
  Tampa FL               70,000       324,538       394,538
Jiffy Lube
  Tampa FL               86,502       401,041       487,543
La Petite Academy
  Tampa FL               53,385       199,846       253,231
Levitz Furniture
  Winter Park FL      2,404,598     3,382,402     5,787,000
Jiffy Lube
  Atlanta GA             55,840       258,889       314,729
Jiffy Lube
  Atlanta GA             78,646       364,625       443,271
Minit Lube
  Bogart GA              66,807       309,732       376,539
La Petite Academy
  Douglasville GA        54,000       250,356       304,356
Children's World
  Dunwoody GA           318,500       707,399     1,025,899
La Petite Academy
  Ellenwood GA          119,678       275,414       395,092
La Petite Academy
  Fayetteville GA       148,400       329,601       478,001
Minit Lube
  Gainesville GA         53,589       248,452       302,041
Taco Bell
  Garden City GA        197,225       438,043       635,268
Golden Corral
  Hinesville GA          89,220       413,644       502,864
Taco Bell
  Hinesville GA         172,611       383,376       555,987
La Petite Academy
  Lawrenceville GA      141,449       314,161       455,610
Children's World
  Lilburn GA            116,350       539,488       655,838
La Petite Academy
  Lithia Springs GA     187,444       363,358       550,802
                                                          Page 90

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Jiffy Lube
  Tampa FL              164,460       N/A   12/27/85      300
Jiffy Lube
  Tampa FL              191,191       N/A   07/23/86      300
La Petite Academy
  Tampa FL              186,523       N/A   12/22/81      180
Levitz Furniture
  Winter Park FL         84,560       N/A   05/31/95      300
Jiffy Lube
  Atlanta GA            132,302       N/A   11/27/85      300
Jiffy Lube
  Atlanta GA            184,775       N/A   12/18/85      300
Minit Lube
  Bogart GA             156,959       N/A   12/20/85      300
La Petite Academy
  Douglasville GA       148,808       N/A   10/23/84      300
Children's World
  Dunwoody GA           167,808       N/A   11/16/88      300
La Petite Academy
  Ellenwood GA           65,333       N/A   11/16/88      300
La Petite Academy
  Fayetteville GA        74,637       N/A   03/29/89      300
Minit Lube
  Gainesville GA        125,902       N/A   12/19/85      300
Taco Bell
  Garden City GA         98,013       N/A   04/20/89      300
Golden Corral
  Hinesville GA         242,125       N/A   12/20/84      300
Taco Bell
  Hinesville GA         102,317       N/A   12/22/87      300
La Petite Academy
  Lawrenceville GA       77,911       N/A   07/07/88      300
Children's World
  Lilburn GA            245,616       N/A   12/23/86      300
La Petite Academy
  Lithia Springs GA      79,629       N/A   12/28/89      300
                                                          Page 91

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Golden Corral
  Lithonia GA            89,220       413,647      None      None
La Petite Academy
  Lithonia GA           239,715       524,459      None      None
Children's World
  Marietta GA           231,000       513,061      None      None
Children's World
  Marietta GA           273,000       619,076      None      None
Children's World
  Marietta GA           292,250       649,095      None      None
Children's World
  Marietta GA           295,750       596,299      None      None
Children's World
  Marietta GA           301,000       668,529      None      None
Jiffy Lube
  Marietta GA            60,900       293,461      None      None
Jiffy Lube
  Marietta GA            69,561       346,024      None      None
La Petite Academy
  Marietta GA           148,620       330,090      None      None
La Petite Academy
  Martinez GA           141,153       313,504      None      None
Minit Lube
  Riverdale GA           58,444       270,961      None      None
Minit Lube
  Rome GA                56,454       261,733      None      None
Taco Bell
  Savannah GA           143,993       345,548      None      None
Taco Bell
  Savannah GA           165,409       367,379      None      None
Children's World
  Smyrna GA             274,750       610,229      None      None
Taco Bell
  Statesboro GA         201,250       446,983      None      None
La Petite Academy
  Stockbridge GA        168,700       374,688      None      None
                                                          Page 92

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Golden Corral
  Lithonia GA            89,220       413,647       502,867
La Petite Academy
  Lithonia GA           239,715       524,459       764,174
Children's World
  Marietta GA           231,000       513,061       744,061
Children's World
  Marietta GA           273,000       619,076       892,076
Children's World
  Marietta GA           292,250       649,095       941,345
Children's World
  Marietta GA           295,750       596,299       892,049
Children's World
  Marietta GA           301,000       668,529       969,529
Jiffy Lube
  Marietta GA            60,900       293,461       354,361
Jiffy Lube
  Marietta GA            69,561       346,024       415,585
La Petite Academy
  Marietta GA           148,620       330,090       478,710
La Petite Academy
  Martinez GA           141,153       313,504       454,657
Minit Lube
  Riverdale GA           58,444       270,961       329,405
Minit Lube
  Rome GA                56,454       261,733       318,187
Taco Bell
  Savannah GA           143,993       345,548       489,541
Taco Bell
  Savannah GA           165,409       367,379       532,788
Children's World
  Smyrna GA             274,750       610,229       884,979
Taco Bell
  Statesboro GA         201,250       446,983       648,233
La Petite Academy
  Stockbridge GA        168,700       374,688       543,388
                                                          Page 93

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Golden Corral
  Lithonia GA           242,058       N/A   01/04/85      300
La Petite Academy
  Lithonia GA           111,296       N/A   08/20/91      300
Children's World
  Marietta GA           132,773       N/A   03/18/88      300
Children's World
  Marietta GA           158,538       N/A   04/26/88      300
Children's World
  Marietta GA           152,228       N/A   12/02/88      300
Children's World
  Marietta GA           139,847       N/A   12/30/88      300
Children's World
  Marietta GA           156,785       N/A   12/30/88      300
Jiffy Lube
  Marietta GA           148,710       N/A   12/26/85      300
Jiffy Lube
  Marietta GA           167,875       N/A   06/03/86      300
La Petite Academy
  Marietta GA            80,103       N/A   09/16/88      300
La Petite Academy
  Martinez GA            83,665       N/A   12/31/87      300
Minit Lube
  Riverdale GA          136,149       N/A   01/15/86      300
Minit Lube
  Rome GA               132,632       N/A   12/20/85      300
Taco Bell
  Savannah GA            92,221       N/A   12/22/87      300
Taco Bell
  Savannah GA            98,048       N/A   12/22/87      300
Children's World
  Smyrna GA             144,758       N/A   11/15/88      300
Taco Bell
  Statesboro GA          91,594       N/A   11/14/89      300
La Petite Academy
  Stockbridge GA         84,846       N/A   03/28/89      300
                                                          Page 94

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Children's World
  Stone Mtn. GA         316,750       703,512      None      None
Golden Corral
  Stone Mtn. GA         215,940     1,001,188      None      None
La Petite Academy
  Stone Mtn. GA          65,000       301,357      None      None
La Petite Academy
  Valdosta GA            73,561       341,059      None      None
Golden Corral
  Ankeny IA             100,000       349,218      None      None
Golden Corral
  Boone IA               76,000       386,170      None      None
La Petite Academy
  Cedar Rapids IA       194,950       427,085      None      None
Checker Autoworks
  Council Bluffs IA     194,355       431,668      None      None
Golden Corral
  Indianola IA          155,000       370,252      None      None
La Petite Academy
  Iowa City IA          186,900       408,910      None      None
La Petite Academy
  Johnston IA           186,996       347,278      None      None
Schuck's Autoworks
  Boise ID              158,400       351,813      None      None
Schuck's Autoworks
  Boise ID              190,080       422,172      None      None
Taco Bell
  Boise ID              190,894       423,981      None      None
Taco Bell
  Boise ID              161,352       334,041      None      None
Schuck's Autoworks
  Coeur D'Alene ID      165,900       368,468      None      None
Schuck's Autoworks
  Lewiston ID           138,950       308,612      None      None
Schuck's Autoworks
  Moscow ID             117,250       260,417      None      None
                                                          Page 95

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Children's World
  Stone Mtn. GA         316,750       703,512     1,020,262
Golden Corral
  Stone Mtn. GA         215,940     1,001,188     1,217,128
La Petite Academy
  Stone Mtn. GA          65,000       301,357       366,357
La Petite Academy
  Valdosta GA            73,561       341,059       414,620
Golden Corral
  Ankeny IA             100,000       349,218       449,218
Golden Corral
  Boone IA               76,000       386,170       462,170
La Petite Academy
  Cedar Rapids IA       194,950       427,085       622,035
Checker Autoworks
  Council Bluffs IA     194,355       431,668       626,023
Golden Corral
  Indianola IA          155,000       370,252       525,252
La Petite Academy
  Iowa City IA          186,900       408,910       595,810
La Petite Academy
  Johnston IA           186,996       347,278       534,274
Schuck's Autoworks
  Boise ID              158,400       351,813       510,213
Schuck's Autoworks
  Boise ID              190,080       422,172       612,252
Taco Bell
  Boise ID              190,894       423,981       614,875
Taco Bell
  Boise ID              161,352       334,041       495,393
Schuck's Autoworks
  Coeur D'Alene ID      165,900       368,468       534,368
Schuck's Autoworks
  Lewiston ID           138,950       308,612       447,562
Schuck's Autoworks
  Moscow ID             117,250       260,417       377,667
                                                          Page 96

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Children's World
  Stone Mtn. GA         166,886       N/A   11/16/88      300
Golden Corral
  Stone Mtn. GA         464,415       N/A   10/30/86      300
La Petite Academy
  Stone Mtn. GA         160,452       N/A   06/19/85      300
La Petite Academy
  Valdosta GA           156,672       N/A   12/03/86      300
Golden Corral
  Ankeny IA             289,512       N/A   07/28/83      180
Golden Corral
  Boone IA              309,471       N/A   12/27/83      180
La Petite Academy
  Cedar Rapids IA        71,901       N/A   09/24/92      300
Checker Autoworks
  Council Bluffs IA     109,381       N/A   05/19/88      300
Golden Corral
  Indianola IA          300,810       N/A   10/28/83      180
La Petite Academy
  Iowa City IA           71,038       N/A   09/24/92      300
La Petite Academy
  Johnston IA            51,574       N/A   08/19/91      300
Schuck's Autoworks
  Boise ID               89,146       N/A   05/06/88      300
Schuck's Autoworks
  Boise ID              106,974       N/A   05/06/88      300
Taco Bell
  Boise ID              107,433       N/A   05/17/88      300
Taco Bell
  Boise ID               80,139       N/A   10/07/88      300
Schuck's Autoworks
  Coeur D'Alene ID      101,321       N/A   09/21/87      300
Schuck's Autoworks
  Lewiston ID            84,863       N/A   09/09/87      300
Schuck's Autoworks
  Moscow ID              71,609       N/A   09/14/87      300
                                                          Page 97

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Schuck's Autoworks
  Nampa ID              183,743       408,101      None      None
Sizzler
  Nampa ID               74,156       343,821      None      None
Golden Corral
  Rexburg ID             90,760       420,787      None      None
Schuck's Autoworks
  Twin Falls ID         190,080       422,172      None      None
Children's World
  Addison IL            125,780       583,146      None      None
Kinder-Care
  Algonquin IL          241,500       509,629      None      None
Golden Corral
  Alton IL              225,785       419,315      None      None
La Petite Academy
  Aurora IL             165,679       398,739      None      None
Children's World
  Bartlett IL           120,824       560,166      None      None
Children's World
  Bolingbrook IL         60,000       409,024      None      None
Children's World
  Carol Stream IL       122,831       586,416      None      None
Golden Corral
  Dixon IL              230,090       511,036      None      None
Children's World
  Elk Grove
  Village IL            126,860       588,175      None      None
La Petite Academy
  Elk Grove
  Village IL            214,845       477,180      None      None
Children's World
  Glendale Hghts IL     318,500       707,399      None      None
Children's World
  Hoffman
  Estates IL            318,500       707,399      None      None

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Schuck's Autoworks
  Nampa ID              183,743       408,101       591,844
Sizzler
  Nampa ID               74,156       343,821       417,977
Golden Corral
  Rexburg ID             90,760       420,787       511,547
Schuck's Autoworks
  Twin Falls ID         190,080       422,172       612,252
Children's World
  Addison IL            125,780       583,146       708,926
Kinder-Care
  Algonquin IL          241,500       509,629       751,129
Golden Corral
  Alton IL              225,785       419,315       645,100
La Petite Academy
  Aurora IL             165,679       398,739       564,418
Children's World
  Bartlett IL           120,824       560,166       680,990
Children's World
  Bolingbrook IL         60,000       409,024       469,024
Children's World
  Carol Stream IL       122,831       586,416       709,247
Golden Corral
  Dixon IL              230,090       511,036       741,126
Children's World
  Elk Grove
  Village IL            126,860       588,175       715,035
La Petite Academy
  Elk Grove
  Village IL            214,845       477,180       692,025
Children's World
  Glendale Hghts IL     318,500       707,399     1,025,899
Children's World
  Hoffman
  Estates IL            318,500       707,399     1,025,899

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Schuck's Autoworks
  Nampa ID              103,410       N/A   05/06/88      300
Sizzler
  Nampa ID              156,534       N/A   12/31/86      300
Golden Corral
  Rexburg ID            215,038       N/A   11/25/85      300
Schuck's Autoworks
  Twin Falls ID         106,974       N/A   05/06/88      300
Children's World
  Addison IL            288,014       N/A   03/25/86      300
Kinder-Care
  Algonquin IL           97,326       N/A   07/10/90      300
Golden Corral
  Alton IL              100,599       N/A   10/18/88      300
La Petite Academy
  Aurora IL              93,511       N/A   12/21/88      300
Children's World
  Bartlett IL           276,662       N/A   03/25/86      300
Children's World
  Bolingbrook IL        359,857       N/A   10/18/82      180
Children's World
  Carol Stream IL       289,628       N/A   03/25/86      300
Golden Corral
  Dixon IL              136,365       N/A   12/28/87      300
Children's World
  Elk Grove
  Village IL            290,497       N/A   03/26/86      300
La Petite Academy
  Elk Grove
  Village IL            122,201       N/A   04/08/88      300
Children's World
  Glendale Hghts IL     167,808       N/A   11/16/88      300
Children's World
  Hoffman
  Estates IL            160,186       N/A   03/31/89      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
La Petite Academy
  Hoffman
  Estates IL            211,082       468,818      None      None
La Petite Academy
  Lockport IL           189,477       442,018      None      None
La Petite Academy
  O'Fallon IL           141,250       313,722      None      None
La Petite Academy
  Orland Park IL        218,499       485,295      None      None
Children's World
  Palatine IL           121,911       565,233      None      None
Children's World
  Roselle IL            297,541       561,036      None      None
Golden Corral
  Salem IL              213,815       474,892      None      None
La Petite Academy
  Schaumburg IL         218,798       485,956      None      None
Children's World
  Vernon Hills IL       132,523       614,430      None      None
Children's World
  Westmont IL           124,742       578,330      None      None
Taco Bell
  Anderson IN           197,523       438,707      None      None
Golden Corral
  Bedford IN            311,815       692,543      None      None
Kinder-Care
  Carmel IN             217,565       430,742      None      None
Golden Corral
  Decatur IN            181,020       385,618      None      None
Kinder-Care
  Fishers IN            212,118       419,959      None      None
Rax
  Goshen IN             115,000       533,165      None      None
Kinder-Care
  Highland IN           220,460       436,476      None      None

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
La Petite Academy
  Hoffman
  Estates IL            211,082       468,818       679,900
La Petite Academy
  Lockport IL           189,477       442,018       631,495
La Petite Academy
  O'Fallon IL           141,250       313,722       454,972
La Petite Academy
  Orland Park IL        218,499       485,295       703,794
Children's World
  Palatine IL           121,911       565,233       687,144
Children's World
  Roselle IL            297,541       561,036       858,577
Golden Corral
  Salem IL              213,815       474,892       688,707
La Petite Academy
  Schaumburg IL         218,798       485,956       704,754
Children's World
  Vernon Hills IL       132,523       614,430       746,953
Children's World
  Westmont IL           124,742       578,330       703,072
Taco Bell
  Anderson IN           197,523       438,707       636,230
Golden Corral
  Bedford IN            311,815       692,543     1,004,358
Kinder-Care
  Carmel IN             217,565       430,742       648,307
Golden Corral
  Decatur IN            181,020       385,618       566,638
Kinder-Care
  Fishers IN            212,118       419,959       632,077
Rax
  Goshen IN             115,000       533,165       648,165
Kinder-Care
  Highland IN           220,460       436,476       656,936

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
La Petite Academy
  Hoffman
  Estates IL             94,806       N/A   12/08/89      300
La Petite Academy
  Lockport IL           120,342       N/A   10/29/87      300
La Petite Academy
  O'Fallon IL            85,408       N/A   10/30/87      300
La Petite Academy
  Orland Park IL        132,126       N/A   10/29/87      300
Children's World
  Palatine IL           279,165       N/A   03/25/86      300
Children's World
  Roselle IL            131,578       N/A   12/30/88      300
Golden Corral
  Salem IL              129,305       N/A   10/30/87      300
La Petite Academy
  Schaumburg IL         129,690       N/A   12/17/87      300
Children's World
  Vernon Hills IL       303,462       N/A   03/25/86      300
Children's World
  Westmont IL           285,633       N/A   03/25/86      300
Taco Bell
  Anderson IN           109,981       N/A   06/02/88      300
Golden Corral
  Bedford IN            194,178       N/A   07/15/87      300
Kinder-Care
  Carmel IN              73,218       N/A   12/27/90      300
Golden Corral
  Decatur IN            112,289       N/A   03/31/87      300
Kinder-Care
  Fishers IN             71,386       N/A   12/27/90      300
Rax
  Goshen IN             256,378       N/A   07/07/86      300
Kinder-Care
  Highland IN            74,192       N/A   12/26/90      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Kinder-Care
  Indianapolis IN       245,000       544,153      None      None
Golden Corral
  Martinsville IN       100,000       463,642      None      None
Rax
  Muncie IN             136,400       632,380      None      None
Taco Bell
  Muncie IN              67,156       149,157      None      None
Dairy Mart
  New Albany IN         181,459       289,353      None      None
Dairy Mart
  New Albany IN         262,465       331,796      None      None
Golden Corral
  New Albany IN         271,215       602,377      None      None
Taco Bell
  New Castle IN         144,349       320,572      None      None
La Petite Academy
  Noblesville IN         60,000       278,175      None      None
Golden Corral
  Shelbyville IN        128,820       597,263      None      None
Fazolis Restaurant
  South Bend IN         133,200       617,545      None    19,211
Taco Bell
  Westfield IN          213,341       477,300      None      None
La Petite Academy
  Zionsville IN         127,568       319,770      None      None
Golden Corral
  Derby KS               96,060       445,359      None      None
Golden Corral
  El Dorado KS           87,400       405,206      None      None
Golden Corral
  Great Bend KS          95,800       444,154      None      None
Checker Autoworks
  Kansas City KS        185,955       413,014      None      None
Checker Autoworks
  Kansas City KS        222,000       455,881      None      None
                                                         Page 104

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Kinder-Care
  Indianapolis IN       245,000       544,153       789,153
Golden Corral
  Martinsville IN       100,000       463,642       563,642
Rax
  Muncie IN             136,400       632,380       768,780
Taco Bell
  Muncie IN              67,156       149,157       216,313
Dairy Mart
  New Albany IN         181,459       289,353       470,812
Dairy Mart
  New Albany IN         262,465       331,796       594,261
Golden Corral
  New Albany IN         271,215       602,377       873,592
Taco Bell
  New Castle IN         144,349       320,572       464,921
La Petite Academy
  Noblesville IN         60,000       278,175       338,175
Golden Corral
  Shelbyville IN        128,820       597,263       726,083
Fazolis Restaurant
  South Bend IN         133,200       636,756       769,956
Taco Bell
  Westfield IN          213,341       477,300       690,641
La Petite Academy
  Zionsville IN         127,568       319,770       447,338
Golden Corral
  Derby KS               96,060       445,359       541,419
Golden Corral
  El Dorado KS           87,400       405,206       492,606
Golden Corral
  Great Bend KS          95,800       444,154       539,954
Checker Autoworks
  Kansas City KS        185,955       413,014       598,969
Checker Autoworks
  Kansas City KS        222,000       455,881       677,881
                                                         Page 105

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Kinder-Care
  Indianapolis IN       101,265       N/A   06/29/90      300
Golden Corral
  Martinsville IN       211,084       N/A   12/23/86      300
Rax
  Muncie IN             312,329       N/A   03/18/86      300
Taco Bell
  Muncie IN              38,600       N/A   03/30/88      300
Dairy Mart
  New Albany IN           9,163       N/A   03/03/95      300
Dairy Mart
  New Albany IN          10,507       N/A   03/06/95      300
Golden Corral
  New Albany IN         121,816       N/A   12/26/89      300
Taco Bell
  New Castle IN          94,682       N/A   01/07/87      300
La Petite Academy
  Noblesville IN        155,555       N/A   04/30/85      300
Golden Corral
  Shelbyville IN        271,920       N/A   12/18/86      300
Fazolis Restaurant
  South Bend IN         307,317       N/A   04/28/86      300
Taco Bell
  Westfield IN           93,956       N/A   12/21/89      300
La Petite Academy
  Zionsville IN          87,055       N/A   10/28/87      300
Golden Corral
  Derby KS              229,501       N/A   10/29/85      300
Golden Corral
  El Dorado KS          200,062       N/A   04/10/86      300
Golden Corral
  Great Bend KS         259,984       N/A   12/26/84      300
Checker Autoworks
  Kansas City KS        104,655       N/A   05/13/88      300
Checker Autoworks
  Kansas City KS        115,411       N/A   05/16/88      300
                                                         Page 106

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Children's World
  Lenexa KS             318,500       707,399      None      None
Children's World
  Olathe KS             304,500       676,308      None      None
Children's World
  Overland Park KS      305,691       707,397      None      None
Children's World
  Shawnee KS            315,000       699,629      None      None
La Petite Academy
  Topeka KS              58,000       268,903      None      None
Burger King
  Wichita KS             98,000       454,350      None      None
Kinder-Care
  Wichita KS            209,890       415,549      None      None
La Petite Academy
  Wichita KS            108,569       401,828      None      None
Dairy Mart
  Berea KY              252,077       360,815      None      None
Dairy Mart
  Elizabethtown KY      286,106       286,106      None      None
The Pantry Inc.
  Henderson KY          225,000       515,000      None      None
Dairy Mart
  Lebanon KY            158,052       316,105      None      None
La Petite Academy
  Lexington KY          210,427       420,883      None      None
Taco Bell
  Lexington KY          122,200       490,200      None      None
Dairy Mart
  Louisville KY         198,926       368,014      None      None
Dairy Mart
  Louisville KY         216,849         1,928      None      None
Jiffy Lube
  Louisville KY          56,054       259,881      None      None
The Pantry Inc.
  Owensboro KY          360,000       590,000      None      None
                                                         Page 107

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Children's World
  Lenexa KS             318,500       707,399     1,025,899
Children's World
  Olathe KS             304,500       676,308       980,808
Children's World
  Overland Park KS      305,691       707,397     1,013,088
Children's World
  Shawnee KS            315,000       699,629     1,014,629
La Petite Academy
  Topeka KS              58,000       268,903       326,903
Burger King
  Wichita KS             98,000       454,350       552,350
Kinder-Care
  Wichita KS            209,890       415,549       625,439
La Petite Academy
  Wichita KS            108,569       401,828       510,397
Dairy Mart
  Berea KY              252,077       360,815       612,892
Dairy Mart
  Elizabethtown KY      286,106       286,106       572,212
The Pantry Inc.
  Henderson KY          225,000       515,000       740,000
Dairy Mart
  Lebanon KY            158,052       316,105       474,157
La Petite Academy
  Lexington KY          210,427       420,883       631,310
Taco Bell
  Lexington KY          122,200       490,200       612,400
Dairy Mart
  Louisville KY         198,926       368,014       566,940
Dairy Mart
  Louisville KY         216,849         1,928       218,777
Jiffy Lube
  Louisville KY          56,054       259,881       315,935
The Pantry Inc.
  Owensboro KY          360,000       590,000       950,000
                                                         Page 108

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Children's World
  Lenexa KS             160,186       N/A   03/31/89      300
Children's World
  Olathe KS             164,077       N/A   09/28/88      300
Children's World
  Overland Park KS      171,619       N/A   09/28/88      300
Children's World
  Shawnee KS            167,848       N/A   10/27/88      300
La Petite Academy
  Topeka KS             150,370       N/A   04/16/85      300
Burger King
  Wichita KS            216,530       N/A   08/08/86      300
Kinder-Care
  Wichita KS             70,636       N/A   12/26/90      300
La Petite Academy
  Wichita KS            163,339       N/A   12/16/86      300
Dairy Mart
  Berea KY               11,426       N/A   03/08/95      300
Dairy Mart
  Elizabethtown KY        9,060       N/A   03/03/95      300
The Pantry Inc.
  Henderson KY            7,725       N/A   08/25/95      300
Dairy Mart
  Lebanon KY             10,010       N/A   03/03/95      300
La Petite Academy
  Lexington KY           82,359       N/A   08/20/91      180
Taco Bell
  Lexington KY          225,200       N/A   12/03/86      300
Dairy Mart
  Louisville KY          11,654       N/A   03/03/95      300
Dairy Mart                             In
  Louisville KY               0   Process   11/17/95      300
Jiffy Lube
  Louisville KY         131,695       N/A   12/17/85      300
The Pantry Inc.
  Owensboro KY            8,850       N/A   08/25/95      300
                                                         Page 109

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
El Chico
  Alexandria LA         143,000       662,985      None    15,000
Golden Corral
  Jennings LA           107,120       496,636      None      None
Children's World
  Acton MA              315,533       700,813      None      None
Children's World
  Marlborough MA        352,765       776,487      None      None
Dairy Mart
  Seekonk MA            298,354       268,518      None      None
Children's World
  Westborough MA        359,412       773,877      None      None
Jiffy Lube
  Clinton MD             70,880       328,620      None      None
La Petite Academy
  Ellicott City MD      219,368       630,839      None      None
Golden Corral
  La Plata MD           120,140       557,000      None      None
Children's World
  Olney MD              342,500       760,701      None      None
Children's World
  Waldorf MD            130,430       604,702      None      None
La Petite Academy
  Waldorf MD            237,207       526,844      None      None
Ponderosa
  Albion MI             143,280       694,578      None    12,341
Children's World
  Canton MI              55,000       378,848      None      None
7-Eleven
  Flint MI              194,492       476,504      None      None
Don Pablo's
  Flint MI              827,853             0      None      None
Golden Corral
  Sturgis MI            210,560       467,659      None      None
Golden Corral
  Albert Lea MN         213,150       473,412      None      None
                                                         Page 110

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
El Chico
  Alexandria LA         143,000       677,985       820,985
Golden Corral
  Jennings LA           107,120       496,636       603,756
Children's World
  Acton MA              315,533       700,813     1,016,346
Children's World
  Marlborough MA        352,765       776,487     1,129,252
Dairy Mart
  Seekonk MA            298,354       268,518       566,872
Children's World
  Westborough MA        359,412       773,877     1,133,289
Jiffy Lube
  Clinton MD             70,880       328,620       399,500
La Petite Academy
  Ellicott City MD      219,368       630,839       850,207
Golden Corral
  La Plata MD           120,140       557,000       677,140
Children's World
  Olney MD              342,500       760,701     1,103,201
Children's World
  Waldorf MD            130,430       604,702       735,132
La Petite Academy
  Waldorf MD            237,207       526,844       764,051
Ponderosa
  Albion MI             143,280       706,919       850,199
Children's World
  Canton MI              55,000       378,848       433,848
7-Eleven
  Flint MI              194,492       476,504       670,996
Don Pablo's
  Flint MI              827,853             0       827,853
Golden Corral
  Sturgis MI            210,560       467,659       678,219
Golden Corral
  Albert Lea MN         213,150       473,412       686,562
                                                         Page 111

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
El Chico
  Alexandria LA         340,878       N/A   01/17/86      300
Golden Corral
  Jennings LA           255,925       N/A   10/17/85      300
Children's World
  Acton MA              170,022       N/A   09/30/88      300
Children's World
  Marlborough MA        184,195       N/A   11/04/88      300
Dairy Mart
  Seekonk MA              8,503       N/A   03/03/95      300
Children's World
  Westborough MA        183,573       N/A   11/01/88      300
Jiffy Lube
  Clinton MD            169,288       N/A   11/15/85      300
La Petite Academy
  Ellicott City MD      147,945       N/A   12/19/88      300
Golden Corral
  La Plata MD           284,551       N/A   12/03/85      300
Children's World
  Olney MD              203,016       N/A   12/18/87      300
Children's World
  Waldorf MD            362,098       N/A   09/26/84      300
La Petite Academy
  Waldorf MD            140,602       N/A   12/31/87      300
Ponderosa
  Albion MI             346,781       N/A   03/06/86      300
Children's World
  Canton MI             334,644       N/A   10/06/82      180
7-Eleven
  Flint MI                  794       N/A   12/21/95      300
Don Pablo's
  Flint MI                    0       N/A   04/13/95      300
Golden Corral
  Sturgis MI            126,072       N/A   11/12/87      300
Golden Corral
  Albert Lea MN         126,363       N/A   12/16/87      300
                                                         Page 112

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Children's World
  Apple Valley MN       113,523       526,319      None      None
Children's World
  Bloomington MN        124,113       575,416      None      None
Children's World
  Brooklyn Park MN      112,823       523,073      None      None
Children's World
  Brooklyn Park MN      118,111       547,586      None      None
Children's World
  Eagan MN              112,127       519,844      None      None
Children's World
  Eden Prairie MN       124,286       576,243      None      None
Children's World
  Maple Grove MN        111,691       517,822      None      None
Kinder-Care
  Maple Grove MN        313,250       660,149      None      None
Automax
  Minneapolis MN         58,000       268,903      None      None
Children's World
  Minnetonka MN         146,847       680,842      None      None
Children's World
  Plymouth MN           134,221       622,350      None      None
Golden Corral
  Red Wing MN           248,325       551,541      None      None
Joe Sensor's Bar
  & Grill
  Roseville MN          281,600     1,305,560      None      None
Children's World
  W. Bloomington MN      40,000       468,484      None      None
Children's World
  White Bear
  Lake MN               260,750       579,133      None      None
Kinder-Care
  White Bear
  Lake MN               242,165       537,855      None      None

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Children's World
  Apple Valley MN       113,523       526,319       639,842
Children's World
  Bloomington MN        124,113       575,416       699,529
Children's World
  Brooklyn Park MN      112,823       523,073       635,896
Children's World
  Brooklyn Park MN      118,111       547,586       665,697
Children's World
  Eagan MN              112,127       519,844       631,971
Children's World
  Eden Prairie MN       124,286       576,243       700,529
Children's World
  Maple Grove MN        111,691       517,822       629,513
Kinder-Care
  Maple Grove MN        313,250       660,149       973,399
Automax
  Minneapolis MN         58,000       268,903       326,903
Children's World
  Minnetonka MN         146,847       680,842       827,689
Children's World
  Plymouth MN           134,221       622,350       756,571
Golden Corral
  Red Wing MN           248,325       551,541       799,866
Joe Sensor's Bar
  & Grill
  Roseville MN          281,600     1,305,560     1,587,160
Children's World
  W. Bloomington MN      40,000       468,484       508,484
Children's World
  White Bear
  Lake MN               260,750       579,133       839,883
Kinder-Care
  White Bear
  Lake MN               242,165       537,855       780,020

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Children's World
  Apple Valley MN       259,947       N/A   03/27/86      300
Children's World
  Bloomington MN        284,196       N/A   03/27/86      300
Children's World
  Brooklyn Park MN      258,343       N/A   03/27/86      300
Children's World
  Brooklyn Park MN      270,449       N/A   03/27/86      300
Children's World
  Eagan MN              256,748       N/A   03/27/86      300
Children's World
  Eden Prairie MN       284,604       N/A   03/27/86      300
Children's World
  Maple Grove MN        255,751       N/A   03/27/86      300
Kinder-Care
  Maple Grove MN        127,107       N/A   07/11/90      300
Automax
  Minneapolis MN        136,268       N/A   12/18/85      300
Children's World
  Minnetonka MN         312,781       N/A   12/12/86      300
Children's World
  Plymouth MN           285,908       N/A   12/12/86      300
Golden Corral
  Red Wing MN           147,163       N/A   12/30/87      300
Joe Sensor's Bar
  & Grill
  Roseville MN          764,210       N/A   12/18/84      300
Children's World
  W. Bloomington MN     422,432       N/A   06/18/82      180
Children's World
  White Bear
  Lake MN               154,560       N/A   12/23/87      300
Kinder-Care
  White Bear
  Lake MN                97,204       N/A   08/30/90      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Golden Corral
  Belton MO              89,328       418,187      None      None
Checker Autoworks
  Blue Springs MO       222,569       494,334      None      None
Golden Corral
  Blue Springs MO       111,440       516,665      None      None
Golden Corral
  Carthage MO            85,020       394,175      None      None
Golden Corral
  Chillicothe MO         81,080       375,908      None      None
Children's World
  Florissant MO         318,500       707,399      None      None
La Petite Academy
  Florissant MO         181,300       402,672      None      None
Golden Corral
  Fulton MO             210,199       466,861      None      None
Children's World
  Gladstone MO          294,000       652,987      None      None
Golden Corral
  Hannibal MO           266,011       590,822      None      None
Po Folks
  Hazelwood MO          157,117       725,327      None      None
Checker Autoworks
  Independence MO       210,643       467,845      None      None
Golden Corral
  Jackson MO            210,199       466,860      None      None
Checker Autoworks
  Kansas City MO        210,070       466,571      None      None
Checker Autoworks
  Kansas City MO        168,350       373,910      None      None
Checker Autoworks
  Kansas City MO        248,500       551,927      None      None
Children's World
  Lee'S Summit MO       239,627       532,220      None      None
La Petite Academy
  Liberty MO             65,400       303,211      None      None
                                                         Page 116

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Golden Corral
  Belton MO              89,328       418,187       507,515
Checker Autoworks
  Blue Springs MO       222,569       494,334       716,903
Golden Corral
  Blue Springs MO       111,440       516,665       628,105
Golden Corral
  Carthage MO            85,020       394,175       479,195
Golden Corral
  Chillicothe MO         81,080       375,908       456,988
Children's World
  Florissant MO         318,500       707,399     1,025,899
La Petite Academy
  Florissant MO         181,300       402,672       583,972
Golden Corral
  Fulton MO             210,199       466,861       677,060
Children's World
  Gladstone MO          294,000       652,987       946,987
Golden Corral
  Hannibal MO           266,011       590,822       856,833
Po Folks
  Hazelwood MO          157,117       725,327       882,444
Checker Autoworks
  Independence MO       210,643       467,845       678,488
Golden Corral
  Jackson MO            210,199       466,860       677,059
Checker Autoworks
  Kansas City MO        210,070       466,571       676,641
Checker Autoworks
  Kansas City MO        168,350       373,910       542,260
Checker Autoworks
  Kansas City MO        248,500       551,927       800,427
Children's World
  Lee'S Summit MO       239,627       532,220       771,847
La Petite Academy
  Liberty MO             65,400       303,211       368,611
                                                         Page 117

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Golden Corral
  Belton MO             244,787       N/A   12/18/84      300
Checker Autoworks
  Blue Springs MO       106,616       N/A   07/31/89      300
Golden Corral
  Blue Springs MO       302,431       N/A   12/28/84      300
Golden Corral
  Carthage MO           201,369       N/A   12/03/85      300
Golden Corral
  Chillicothe MO        220,039       N/A   12/26/84      300
Children's World
  Florissant MO         160,186       N/A   03/30/89      300
La Petite Academy
  Florissant MO          91,182       N/A   03/29/89      300
Golden Corral
  Fulton MO             130,901       N/A   07/30/87      300
Children's World
  Gladstone MO          158,419       N/A   09/29/88      300
Golden Corral
  Hannibal MO           165,657       N/A   07/30/87      300
Po Folks
  Hazelwood MO          379,902       N/A   08/28/85      300
Checker Autoworks
  Independence MO       100,903       N/A   07/31/89      300
Golden Corral
  Jackson MO            130,901       N/A   07/30/87      300
Checker Autoworks
  Kansas City MO        118,225       N/A   05/13/88      300
Checker Autoworks
  Kansas City MO         94,745       N/A   05/26/88      300
Checker Autoworks
  Kansas City MO        131,973       N/A   10/25/88      300
Children's World
  Lee'S Summit MO       110,568       N/A   09/27/89      300
La Petite Academy
  Liberty MO            161,437       N/A   06/18/85      300
                                                         Page 118

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Children's World
  Manchester MO         287,000       637,435      None      None
Golden Corral
  Nevada MO             222,552       494,296      None      None
Golden Corral
  Sedalia MO            269,798       599,232      None      None
Children's World
  St. Charles MO        259,000       575,246      None      None
Golden Corral
  St. Charles MO        695,121       790,560      None      None
Po Folks
  St. Charles MO        175,413       809,790      None      None
Golden Corral
  St. Joseph MO         107,648       496,958      None      None
Golden Corral
  Sullivan MO            85,500       396,400      None      None
Golden Corral
  Clinton MS            100,000       337,371      None      None
La Petite Academy
  Pearl MS              121,801       270,525      None      None
Golden Corral
  Southaven MS          263,900       582,303      None      None
Checker Autoworks
  Missoula MT           163,100       362,249      None      None
La Petite Academy
  Cary NC                75,200       262,973      None      None
The Pantry Inc.
  Cary NC               450,000       825,000      None      None
La Petite Academy
  Chapel Hill NC         77,000       356,992      None      None
La Petite Academy
  Charlotte NC           27,551       247,000      None      None
La Petite Academy
  Charlotte NC          134,582       268,222      None      None
La Petite Academy
  Concord NC             32,441       190,859      None      None
                                                         Page 119

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Children's World
  Manchester MO         287,000       637,435       924,435
Golden Corral
  Nevada MO             222,552       494,296       716,848
Golden Corral
  Sedalia MO            269,798       599,232       869,030
Children's World
  St. Charles MO        259,000       575,246       834,246
Golden Corral
  St. Charles MO        695,121       790,560     1,485,681
Po Folks
  St. Charles MO        175,413       809,790       985,203
Golden Corral
  St. Joseph MO         107,648       496,958       604,606
Golden Corral
  Sullivan MO            85,500       396,400       481,900
Golden Corral
  Clinton MS            100,000       337,371       437,371
La Petite Academy
  Pearl MS              121,801       270,525       392,326
Golden Corral
  Southaven MS          263,900       582,303       846,203
Checker Autoworks
  Missoula MT           163,100       362,249       525,349
La Petite Academy
  Cary NC                75,200       262,973       338,173
The Pantry Inc.
  Cary NC               450,000       825,000     1,275,000
La Petite Academy
  Chapel Hill NC         77,000       356,992       433,992
La Petite Academy
  Charlotte NC           27,551       247,000       274,551
La Petite Academy
  Charlotte NC          134,582       268,222       402,804
La Petite Academy
  Concord NC             32,441       190,859       223,300
                                                         Page 120

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Children's World
  Manchester MO         170,120       N/A   12/22/87      300
Golden Corral
  Nevada MO             138,594       N/A   07/30/87      300
Golden Corral
  Sedalia MO            134,002       N/A   07/31/89      300
Children's World
  St. Charles MO        153,524       N/A   12/23/87      300
Golden Corral
  St. Charles MO          1,318  12/15/95   03/16/95      300
Po Folks
  St. Charles MO        424,139       N/A   08/28/85      300
Golden Corral
  St. Joseph MO         260,200       N/A   09/04/85      300
Golden Corral
  Sullivan MO           232,032       N/A   12/27/84      300
Golden Corral
  Clinton MS            279,683       N/A   07/28/83      180
La Petite Academy
  Pearl MS               64,363       N/A   11/15/88      300
Golden Corral
  Southaven MS          166,418       N/A   05/11/87      300
Checker Autoworks
  Missoula MT            98,634       N/A   10/30/87      300
La Petite Academy
  Cary NC               209,285       N/A   01/25/84      180
The Pantry Inc.
  Cary NC                12,375       N/A   08/25/95      300
La Petite Academy
  Chapel Hill NC        199,630       N/A   04/17/85      300
La Petite Academy
  Charlotte NC          230,534       N/A   12/23/81      180
La Petite Academy
  Charlotte NC           63,624       N/A   11/16/88      300
La Petite Academy
  Concord NC            178,135       N/A   12/23/81      180
                                                         Page 121

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Jiffy Lube
  Durham NC              55,074       255,336      None      None
La Petite Academy
  Durham NC             220,728       429,380      None      None
La Petite Academy
  Durham NC             238,000       471,201      None      None
Golden Corral
  Fayetteville NC       116,240       538,919      None      None
The Pantry Inc.
  Greenville NC         330,000       515,000      None      None
The Pantry Inc.
  Greenville NC         225,000       405,000      None      None
La Petite Academy
  Hendersonville NC      32,748       186,152      None      None
The Pantry Inc.
  Jacksonville NC       150,000       530,000      None      None
La Petite Academy
  Kernersville NC       162,216       316,299      None      None
La Petite Academy
  Morrisville NC        175,700       390,234      None      None
Jiffy Lube
  Raleigh NC             89,145       413,301      None      None
Taco Bell
  Wilkesboro NC         183,050       406,562      None      None
La Petite Academy
  Bellevue NE            60,568       280,819      None      None
Checker Autoworks
  Kearney NE            173,950       344,393      None      None
Checker Autoworks
  Omaha NE              196,000       435,321      None      None
Checker Autoworks
  Omaha NE              199,100       412,042      None      None
Golden Corral
  Omaha NE              629,592     1,051,244      None      None
La Petite Academy
  Omaha NE               60,500       280,491      None      None
                                                         Page 122

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Jiffy Lube
  Durham NC              55,074       255,336       310,410
La Petite Academy
  Durham NC             220,728       429,380       650,108
La Petite Academy
  Durham NC             238,000       471,201       709,201
Golden Corral
  Fayetteville NC       116,240       538,919       655,159
The Pantry Inc.
  Greenville NC         330,000       515,000       845,000
The Pantry Inc.
  Greenville NC         225,000       405,000       630,000
La Petite Academy
  Hendersonville NC      32,748       186,152       218,900
The Pantry Inc.
  Jacksonville NC       150,000       530,000       680,000
La Petite Academy
  Kernersville NC       162,216       316,299       478,515
La Petite Academy
  Morrisville NC        175,700       390,234       565,934
Jiffy Lube
  Raleigh NC             89,145       413,301       502,446
Taco Bell
  Wilkesboro NC         183,050       406,562       589,612
La Petite Academy
  Bellevue NE            60,568       280,819       341,387
Checker Autoworks
  Kearney NE            173,950       344,393       518,343
Checker Autoworks
  Omaha NE              196,000       435,321       631,321
Checker Autoworks
  Omaha NE              199,100       412,042       611,142
Golden Corral
  Omaha NE              629,592     1,051,244     1,680,836
La Petite Academy
  Omaha NE               60,500       280,491       340,991
                                                         Page 123

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Jiffy Lube
  Durham NC             131,538       N/A   11/13/85      300
La Petite Academy
  Durham NC              99,541       N/A   12/29/89      300
La Petite Academy
  Durham NC              69,979       N/A   08/20/91      300
Golden Corral
  Fayetteville NC       315,457       N/A   12/20/84      300
The Pantry Inc.
  Greenville NC           7,725       N/A   08/25/95      300
The Pantry Inc.
  Greenville NC           6,075       N/A   08/25/95      300
La Petite Academy
  Hendersonville NC     173,742       N/A   12/23/81      180
The Pantry Inc.
  Jacksonville NC         7,950       N/A   08/25/95      300
La Petite Academy
  Kernersville NC        75,964       N/A   12/14/89      300
La Petite Academy
  Morrisville NC         88,365       N/A   03/29/89      300
Jiffy Lube
  Raleigh NC            212,982       N/A   10/28/85      300
Taco Bell
  Wilkesboro NC         113,995       N/A   07/24/87      300
La Petite Academy
  Bellevue NE           127,850       N/A   12/16/86      300
Checker Autoworks
  Kearney NE             65,016       N/A   05/01/90      300
Checker Autoworks
  Omaha NE              110,307       N/A   05/26/88      300
Checker Autoworks
  Omaha NE              102,241       N/A   05/27/88      300
Golden Corral
  Omaha NE               22,777  06/02/95   02/24/95      300
La Petite Academy
  Omaha NE              170,471       N/A   08/01/84      300
                                                         Page 124

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
La Petite Academy
  Omaha NE               53,000       245,720      None      None
La Petite Academy
  Omaha NE              142,867       317,315      None      None
Children's World
  Londonderry NH        335,467       745,082      None      None
R & S Strauss
  Cherry Hill NJ      1,074,640     1,032,304      None      None
La Petite Academy
  Clementon NJ          279,851       554,060      None      None
Vacant
  Eatontown NJ          302,595     1,402,898      None   210,000
Checker Autoworks
  Albuquerque NM         80,500       178,794      None      None
Checker Autoworks
  Rio Rancho NM         211,577       469,923      None      None
Checker Autoworks
  Sante Fe NM            70,000       155,473      None      None
La Petite Academy
  Henderson NV           82,000       380,173      None      None
Checker Autoworks
  Las Vegas NV          161,000       357,585      None      None
Kinder-Care
  Las Vegas NV          201,250       446,983      None      None
Checker Autoworks
  Reno NV               456,000       562,344      None      None
La Petite Academy
  Sparks NV             244,752       543,604      None      None
Golden Corral
  Amherst NY            935,355       739,896      None      None
Golden Corral
  Fulton NY             294,009       653,006      None      None
Dairy Mart
  Kingston NY           257,763       456,042      None      None
Wendy's
  Watertown NY          139,199       645,355      None      None
                                                         Page 125

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
La Petite Academy
  Omaha NE               53,000       245,720       298,720
La Petite Academy
  Omaha NE              142,867       317,315       460,182
Children's World
  Londonderry NH        335,467       745,082     1,080,549
R & S Strauss
  Cherry Hill NJ      1,074,640     1,032,304     2,106,944
La Petite Academy
  Clementon NJ          279,851       554,060       833,911
Vacant
  Eatontown NJ          302,595     1,612,898     1,915,493
Checker Autoworks
  Albuquerque NM         80,500       178,794       259,294
Checker Autoworks
  Rio Rancho NM         211,577       469,923       681,500
Checker Autoworks
  Sante Fe NM            70,000       155,473       225,473
La Petite Academy
  Henderson NV           82,000       380,173       462,173
Checker Autoworks
  Las Vegas NV          161,000       357,585       518,585
Kinder-Care
  Las Vegas NV          201,250       446,983       648,233
Checker Autoworks
  Reno NV               456,000       562,344     1,018,344
La Petite Academy
  Sparks NV             244,752       543,604       788,356
Golden Corral
  Amherst NY            935,355       739,896     1,675,251
Golden Corral
  Fulton NY             294,009       653,006       947,015
Dairy Mart
  Kingston NY           257,763       456,042       713,805
Wendy's
  Watertown NY          139,199       645,355       784,554
                                                         Page 126

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
La Petite Academy
  Omaha NE              147,095       N/A   10/11/84      300
La Petite Academy
  Omaha NE               84,682       N/A   12/09/87      300
Children's World
  Londonderry NH        158,691       N/A   08/18/89      300
R & S Strauss
  Cherry Hill NJ         15,485  08/02/95   01/26/95      300
La Petite Academy
  Clementon NJ           80,798       N/A   09/09/91      300
Vacant
  Eatontown NJ        1,122,325       N/A   01/11/84      180
Checker Autoworks
  Albuquerque NM         48,683       N/A   10/29/87      300
Checker Autoworks
  Rio Rancho NM         122,877       N/A   02/26/88      300
Checker Autoworks
  Sante Fe NM            42,333       N/A   10/29/87      300
La Petite Academy
  Henderson NV          212,592       N/A   04/17/85      300
Checker Autoworks
  Las Vegas NV           97,364       N/A   10/29/87      300
Kinder-Care
  Las Vegas NV           83,182       N/A   06/29/90      300
Checker Autoworks
  Reno NV               142,351       N/A   05/26/88      300
La Petite Academy
  Sparks NV             143,610       N/A   01/28/88      300
Golden Corral
  Amherst NY              3,699  11/06/95   05/31/95      300
Golden Corral
  Fulton NY             173,140       N/A   12/24/87      300
Dairy Mart
  Kingston NY            12,921       N/A   04/06/95      300
Wendy's
  Watertown NY          304,898       N/A   08/18/86      300
                                                         Page 127

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Don Pablo's
  Akron OH              723,347             0      None      None
Golden Corral
  Ashland OH            120,740       559,801      None      None
Dairy Mart
  Atwater OH            118,555       266,748      None      None
Children's World
  Beavercreek OH        179,552       398,786      None      None
Golden Corral
  Celina OH             207,060       459,841      None      None
Children's World
  Centerville OH        174,519       387,613      None      None
La Petite Academy
  Cincinnati OH         165,910       368,486      None      None
7-Eleven
  Columbus OH           273,085       471,693      None      None
Dairy Mart
  Columbus OH           147,296       304,411      None      None
Jiffy Lube
  Columbus OH            71,098       329,626      None      None
Jiffy Lube
  Columbus OH            75,761       351,246      None      None
Speedy Brake
  & Muffler
  Columbus OH           245,036       470,468      None      None
Dairy Mart
  Cuyahoga Falls OH     297,982       357,579      None      None
Jiffy Lube
  Dayton OH              70,000       324,538      None      None
La Petite Academy
  Dublin OH              84,000       389,446      None      None
Speedy Brake
  & Muffler
  Eastlake OH           321,347       459,774      None      None
La Petite Academy
  Englewood OH           74,000       343,083      None      None
                                                         Page 128

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Don Pablo's
  Akron OH              723,347             0       723 347
Golden Corral
  Ashland OH            120,740       559,801       680,541
Dairy Mart
  Atwater OH            118,555       266,748       385,303
Children's World
  Beavercreek OH        179,552       398,786       578,338
Golden Corral
  Celina OH             207,060       459,841       666,901
Children's World
  Centerville OH        174,519       387,613       562,132
La Petite Academy
  Cincinnati OH         165,910       368,486       534,396
7-Eleven
  Columbus OH           273,085       471,693       744,778
Dairy Mart
  Columbus OH           147,296       304,411       451,707
Jiffy Lube
  Columbus OH            71,098       329,626       400,724
Jiffy Lube
  Columbus OH            75,761       351,246       427,007
Speedy Brake
  & Muffler
  Columbus OH           245,036       470,468       715,504
Dairy Mart
  Cuyahoga Falls OH     297,982       357,579       655,561
Jiffy Lube
  Dayton OH              70,000       324,538       394,538
La Petite Academy
  Dublin OH              84,000       389,446       473,446
Speedy Brake
  & Muffler
  Eastlake OH           321,347       459,774       781,121
La Petite Academy
  Englewood OH           74,000       343,083       417,083
                                                         Page 129

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Don Pablo's
  Akron OH                    0       N/A   12/22/94      300
Golden Corral
  Ashland OH            254,863       N/A   12/19/86      300
Dairy Mart
  Atwater OH              8,447       N/A   03/03/95      300
Children's World
  Beavercreek OH        112,891       N/A   06/30/87      300
Golden Corral
  Celina OH             136,392       N/A   01/02/87      300
Children's World
  Centerville OH        108,681       N/A   07/23/87      300
La Petite Academy
  Cincinnati OH         106,306       N/A   04/13/87      300
7-Eleven
  Columbus OH               786       N/A   12/21/95      300
Dairy Mart
  Columbus OH             9,640       N/A   03/03/95      300
Jiffy Lube
  Columbus OH           171,217       N/A   10/02/85      300
Jiffy Lube
  Columbus OH           181,005       N/A   10/24/85      300
Speedy Brake
  & Muffler
  Columbus OH               784       N/A   12/22/95      300
Dairy Mart
  Cuyahoga Falls OH      11,323       N/A   03/03/95      300
Jiffy Lube
  Dayton OH             167,240       N/A   10/30/85      300
La Petite Academy
  Dublin OH             202,286       N/A   10/08/85      300
Speedy Brake
  & Muffler
  Eastlake OH               766       N/A   12/22/95      300
La Petite Academy
  Englewood OH          176,796       N/A   10/23/85      300
                                                         Page 130

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Children's World
  Forest Park OH        170,778       379,305      None      None
La Petite Academy
  Gahanna OH             86,000       398,718      None      None
Dairy Mart
  Galion OH             138,981       327,597      None      None
7-Eleven
  Groveport OH          277,198       445,497      None      None
Children's World
  Huber Heights OH      245,000       544,153      None      None
Golden Corral
  Lebanon OH            210,134       466,717      None      None
Children's World
  Loveland OH           206,136       457,829      None      None
Children's World
  Maineville OH         173,105       384,469      None      None
Jiffy Lube
  Miamisburg OH          63,996       296,701      None      None
Jiffy Lube
  Northwood OH           65,978       263,912      None      None
Dairy Mart
  Perrysburg OH         211,678        81,601      None      None
La Petite Academy
  Pickerington OH        87,580       406,055      None      None
Golden Corral
  Stow OH               317,546       712,455      None      None
Jiffy Lube
  Toledo OH              73,408       293,632      None      None
Jiffy Lube
  Toledo OH              91,655       366,621      None      None
Dairy Mart
  Triffin OH            117,017       273,040      None      None
Golden Corral
  Troy OH               130,540       605,238      None      None

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Children's World
  Forest Park OH        170,778       379,305       550,083
La Petite Academy
  Gahanna OH             86,000       398,718       484,718
Dairy Mart
  Galion OH             138,981       327,597       466,578
7-Eleven
  Groveport OH          277,198       445,497       722,695
Children's World
  Huber Heights OH      245,000       544,153       789,153
Golden Corral
  Lebanon OH            210,134       466,717       676,851
Children's World
  Loveland OH           206,136       457,829       663,965
Children's World
  Maineville OH         173,105       384,469       557,574
Jiffy Lube
  Miamisburg OH          63,996       296,701       360,697
Jiffy Lube
  Northwood OH           65,978       263,912       329,890
Dairy Mart
  Perrysburg OH         211,678        81,601       293,279
La Petite Academy
  Pickerington OH        87,580       406,055       493,635
Golden Corral
  Stow OH               317,546       712,455     1,030,001
Jiffy Lube
  Toledo OH              73,408       293,632       367,040
Jiffy Lube
  Toledo OH              91,655       366,621       458,276
Dairy Mart
  Triffin OH            117,017       273,040       390,057
Golden Corral
  Troy OH               130,540       605,238       735,778


            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Children's World
  Forest Park OH        105,524       N/A   09/28/87      300
La Petite Academy
  Gahanna OH            203,758       N/A   11/26/85      300
Dairy Mart
  Galion OH              10,374       N/A   03/06/95      300
7-Eleven
  Groveport OH              743       N/A   12/21/95      300
Children's World
  Huber Heights OH       96,880       N/A   09/27/90      300
Golden Corral
  Lebanon OH            130,860       N/A   07/31/87      300
Children's World
  Loveland OH           133,318       N/A   03/20/87      300
Children's World
  Maineville OH         111,956       N/A   03/06/87      300
Jiffy Lube
  Miamisburg OH         154,114       N/A   10/08/85      300
Jiffy Lube
  Northwood OH          163,589       N/A   09/12/86      180
Dairy Mart                             In
  Perrysburg OH               0   Process   09/01/95      300
La Petite Academy
  Pickerington OH       186,532       N/A   12/11/86      300
Golden Corral
  Stow OH               189,195       N/A   12/31/87      300
Jiffy Lube
  Toledo OH             182,010       N/A   09/12/86      180
Jiffy Lube
  Toledo OH             227,253       N/A   09/12/86      180
Dairy Mart
  Triffin OH              8,646       N/A   03/07/95      300
Golden Corral
  Troy OH               278,049       N/A   12/05/86      300

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Golden Corral
  Washington
  Courthouse OH         123,120       570,836      None      None
Children's World
  Westerville OH        294,350       646,557      None      None
La Petite Academy
  Westerville OH         82,000       380,173      None      None
Golden Corral
  Wilmington OH         119,320       553,217      None      None
La Petite Academy
  Broken Arrow OK        78,705       220,434      None      None
La Petite Academy
  Midwest City OK        67,800       314,338      None      None
Don Pablo's
  Norman OK             734,335             0      None      None
Don Pablo's
  Oklahoma City OK      759,826             0      None      None
La Petite Academy
  Oklahoma City OK       50,800       214,474      None      None
La Petite Academy
  Oklahoma City OK       79,000       366,261      None      None
Golden Corral
  Owasso OK             247,450       549,597      None      None
Golden Corral
  Ponca City OK         234,990       521,923      None      None
La Petite Academy
  Yukon OK               61,000       282,812      None      None
Schuck's Autoworks
  Albany OR             152,250       338,153      None      None
Children's World
  Beaverton OR          135,148       626,647      None      None
Children's World
  Beaverton OR          115,232       534,301      None      None
Schuck's Autoworks
  Beaverton OR          210,000       466,419      None      None

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Golden Corral
  Washington
  Courthouse OH         123,120       570,836       693,956
Children's World
  Westerville OH        294,350       646,557       940,907
La Petite Academy
  Westerville OH         82,000       380,173       462,173
Golden Corral
  Wilmington OH         119,320       553,217       672,537
La Petite Academy
  Broken Arrow OK        78,705       220,434       299,139
La Petite Academy
  Midwest City OK        67,800       314,338       382,138
Don Pablo's
  Norman OK             734,335             0       734 335
Don Pablo's
  Oklahoma City OK      759,826             0       759 826
La Petite Academy
  Oklahoma City OK       50,800       214,474       265,274
La Petite Academy
  Oklahoma City OK       79,000       366,261       445,261
Golden Corral
  Owasso OK             247,450       549,597       797,047
Golden Corral
  Ponca City OK         234,990       521,923       756,913
La Petite Academy
  Yukon OK               61,000       282,812       343,812
Schuck's Autoworks
  Albany OR             152,250       338,153       490,403
Children's World
  Beaverton OR          135,148       626,647       761,795
Children's World
  Beaverton OR          115,232       534,301       649,533
Schuck's Autoworks
  Beaverton OR          210,000       466,419       676,419

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Golden Corral
  Washington
  Courthouse OH         259,888       N/A   12/19/86      300
Children's World
  Westerville OH        122,068       N/A   09/26/90      300
La Petite Academy
  Westerville OH        197,470       N/A   10/08/85      300
Golden Corral
  Wilmington OH         251,868       N/A   12/31/86      300
La Petite Academy
  Broken Arrow OK       190,227       N/A   01/27/83      180
La Petite Academy
  Midwest City OK       166,018       N/A   08/14/85      300
Don Pablo's
  Norman OK                   0  09/29/95   06/05/95      300
Don Pablo's
  Oklahoma City OK            0       N/A   07/06/95      300
La Petite Academy
  Oklahoma City OK      194,215       N/A   06/15/82      180
La Petite Academy
  Oklahoma City OK      217,616       N/A   11/14/84      300
Golden Corral
  Owasso OK             146,679       N/A   12/28/87      300
Golden Corral
  Ponca City OK         139,292       N/A   12/30/87      300
La Petite Academy
  Yukon OK              156,877       N/A   05/02/85      300
Schuck's Autoworks
  Albany OR              93,900       N/A   08/24/87      300
Children's World
  Beaverton OR          285,296       N/A   12/17/86      300
Children's World
  Beaverton OR          243,254       N/A   12/22/86      300
Schuck's Autoworks
  Beaverton OR          129,517       N/A   08/26/87      300

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Schuck's Autoworks
  Corvallis OR          152,250       338,153      None      None
Taco Bell
  Corvallis OR          172,788       383,766      None      None
Schuck's Autoworks
  Eugene OR             194,880       432,837      None      None
Golden Corral
  Hermiston OR           85,560       396,675      None      None
The Keg
  Lake Oswego OR        175,899       815,509      None      None
Golden Corral
  McMinnville OR        227,780       505,905      None      None
The Keg
  Milwaukie OR          179,174       830,689      None      None
Schuck's Autoworks
  Oak Grove OR          180,250       400,336      None      None
Schuck's Autoworks
  Portland OR           190,750       423,664      None      None
Schuck's Autoworks
  Portland OR           147,000       326,493      None      None
Schuck's Autoworks
  Portland OR           210,000       466,412      None      None
El Presidente
  Salem OR              161,656       749,474    20,000    29,125
Schuck's Autoworks
  Salem OR              136,500       303,170      None      None
Taco Bell
  Salem OR              198,540       440,964      None      None
Schuck's Autoworks
  Tigard OR             164,500       365,361      None      None
Golden Corral
  Connellsville PA      264,670       587,843      None      None
R & S Strauss
  Philadelphia PA       858,500       877,745      None      None

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Schuck's Autoworks
  Corvallis OR          152,250       338,153       490,403
Taco Bell
  Corvallis OR          172,788       383,766       556,554
Schuck's Autoworks
  Eugene OR             194,880       432,837       627,717
Golden Corral
  Hermiston OR           85,560       396,675       482,235
The Keg
  Lake Oswego OR        175,899       815,509       991,408
Golden Corral
  McMinnville OR        227,780       505,905       733,685
The Keg
  Milwaukie OR          179,174       830,689     1,009,863
Schuck's Autoworks
  Oak Grove OR          180,250       400,336       580,586
Schuck's Autoworks
  Portland OR           190,750       423,664       614,414
Schuck's Autoworks
  Portland OR           147,000       326,493       473,493
Schuck's Autoworks
  Portland OR           210,000       466,412       676,412
El Presidente
  Salem OR              161,656       798,599       960,255
Schuck's Autoworks
  Salem OR              136,500       303,170       439,670
Taco Bell
  Salem OR              198,540       440,964       639,504
Schuck's Autoworks
  Tigard OR             164,500       365,361       529,861
Golden Corral
  Connellsville PA      264,670       587,843       852,513
R & S Strauss
  Philadelphia PA       858,500       877,745     1,736,245


            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Schuck's Autoworks
  Corvallis OR           93,900       N/A   08/12/87      300
Taco Bell
  Corvallis OR          102,421       N/A   12/22/87      300
Schuck's Autoworks
  Eugene OR             113,180       N/A   02/10/88      300
Golden Corral
  Hermiston OR          232,192       N/A   12/18/84      300
The Keg
  Lake Oswego OR        502,935       N/A   05/16/84      300
Golden Corral
  McMinnville OR        136,382       N/A   11/12/87      300
The Keg
  Milwaukie OR          515,877       N/A   05/08/84      300
Schuck's Autoworks
  Oak Grove OR          111,167       N/A   08/06/87      300
Schuck's Autoworks
  Portland OR           117,646       N/A   08/12/87      300
Schuck's Autoworks
  Portland OR            90,662       N/A   08/26/87      300
Schuck's Autoworks
  Portland OR           128,256       N/A   09/01/87      300
El Presidente
  Salem OR              476,586       N/A   05/16/84      300
Schuck's Autoworks
  Salem OR               84,184       N/A   08/20/87      300
Taco Bell
  Salem OR               94,422       N/A   05/23/89      300
Schuck's Autoworks
  Tigard OR             101,456       N/A   08/26/87      300
Golden Corral
  Connellsville PA      163,235       N/A   08/17/87      300
R & S Strauss
  Philadelphia PA       124,330  05/19/95   12/05/94      300

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Jiffy Lube
  Springfield
  Township PA            82,740       383,601      None      None
Golden Corral
  Waynesburg PA         222,285       493,704      None      None
La Petite Academy
  Charleston SC         125,593       278,946      None      None
La Petite Academy
  Charleston SC         140,700       312,498      None      None
La Petite Academy
  Columbia SC            58,160       269,643      None      None
The Pantry Inc.
  Columbia SC           150,000       450,000      None      None
La Petite Academy
  Elgin SC              160,831       313,600      None      None
La Petite Academy
  Goose Creek SC         61,635       192,905      None      None
Vacant
  Greenville SC         500,000     1,273,648    20,000      None
The Pantry Inc.
  John's Isle SC        170,000       350,000      None      None
La Petite Academy
  Ladson SC              31,543       177,457      None      None
La Petite Academy
  Lexington SC           55,869       274,742      None      None
Long John Silver's
  Lexington SC          176,774       392,619      None      None
The Pantry Inc.
  Lexington SC          255,000       545,000      None      None
La Petite Academy
  Mt. Pleasant SC        40,700       180,400      None      None
The Pantry Inc.
  Myrtle Beach SC       140,000       590,000      None      None
The Pantry Inc.
  N. Charleston SC      400,000       650,000      None      None

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Jiffy Lube
  Springfield
  Township PA            82,740       383,601       466,341
Golden Corral
  Waynesburg PA         222,285       493,704       715,989
La Petite Academy
  Charleston SC         125,593       278,946       404,539
La Petite Academy
  Charleston SC         140,700       312,498       453,198
La Petite Academy
  Columbia SC            58,160       269,643       327,803
The Pantry Inc.
  Columbia SC           150,000       450,000       600,000
La Petite Academy
  Elgin SC              160,831       313,600       474,431
La Petite Academy
  Goose Creek SC         61,635       192,905       254,540
Vacant
  Greenville SC         500,000     1,293,648     1,793,648
The Pantry Inc.
  John's Isle SC        170,000       350,000       520,000
La Petite Academy
  Ladson SC              31,543       177,457       209,000
La Petite Academy
  Lexington SC           55,869       274,742       330,611
Long John Silver's
  Lexington SC          176,774       392,619       569,393
The Pantry Inc.
  Lexington SC          255,000       545,000       800,000
La Petite Academy
  Mt. Pleasant SC        40,700       180,400       221,100
The Pantry Inc.
  Myrtle Beach SC       140,000       590,000       730,000
The Pantry Inc.
  N. Charleston SC      400,000       650,000     1,050,000

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Jiffy Lube
  Springfield
  Township PA           191,105       N/A   02/28/86      300
Golden Corral
  Waynesburg PA         137,093       N/A   08/17/87      300
La Petite Academy
  Charleston SC          70,682       N/A   05/26/88      300
La Petite Academy
  Charleston SC          70,764       N/A   03/28/89      300
La Petite Academy
  Columbia SC           160,208       N/A   11/14/84      300
The Pantry Inc.
  Columbia SC             6,750       N/A   08/25/95      300
La Petite Academy
  Elgin SC               75,316       N/A   12/14/89      300
La Petite Academy
  Goose Creek SC        180,115       N/A   12/22/81      180
Vacant
  Greenville SC       1,074,976       N/A   06/15/83      180
The Pantry Inc.
  John's Isle SC          5,250       N/A   08/25/95      300
La Petite Academy
  Ladson SC             165,626       N/A   12/22/81      180
La Petite Academy
  Lexington SC          163,237       N/A   11/13/84      300
Long John Silver's
  Lexington SC           97,369       N/A   07/06/88      300
The Pantry Inc.
  Lexington SC            8,175       N/A   08/25/95      300
La Petite Academy
  Mt. Pleasant SC       168,374       N/A   12/22/81      180
The Pantry Inc.
  Myrtle Beach SC         8,850       N/A   08/25/95      300
The Pantry Inc.
  N. Charleston SC        9,750       N/A   08/25/95      300

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
La Petite Academy
  Summerville SC         44,400       174,500      None      None
The Pantry Inc.
  Summerville SC        115,000       515,000      None      None
La Petite Academy
  Sumter SC              56,010       268,903      None      None
Long John Silver's
  West Columbia SC      147,735       328,123      None      None
Golden Corral
  Pierre SD             251,790       559,232      None      None
The Pantry Inc.
  La Vergne TN          340,000       650,000      None      None
Children's World
  Memphis TN            238,263       504,897      None      None
Children's World
  Memphis TN            238,000       528,608      None      None
Golden Corral
  Memphis TN            405,274     1,060,680      None      None
Kinder-Care
  Memphis TN            221,501       491,962      None      None
Children's World
  Nashville TN          274,298       609,223      None      None
Sante Fe Cantina
  Nashville TN          484,975     1,192,627    20,000    31,098
The Pantry Inc.
  Shelbyville TN        200,000       465,000      None      None
La Petite Academy
  Allen TX              177,637       394,537      None      None
Checker Autoworks
  Amarillo TX           140,000       419,734      None      None
Children's World
  Arlington TX           82,109       380,678      None      None
Children's World
  Arlington TX          238,000       528,604      None      None
Children's World
  Arlington TX          241,500       550,559      None      None
                                                         Page 143

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
La Petite Academy
  Summerville SC         44,400       174,500       218,900
The Pantry Inc.
  Summerville SC        115,000       515,000       630,000
La Petite Academy
  Sumter SC              56,010       268,903       324,913
Long John Silver's
  West Columbia SC      147,735       328,123       475,858
Golden Corral
  Pierre SD             251,790       559,232       811,022
The Pantry Inc.
  La Vergne TN          340,000       650,000       990,000
Children's World
  Memphis TN            238,263       504,897       743,160
Children's World
  Memphis TN            238,000       528,608       766,608
Golden Corral
  Memphis TN            405,274     1,060,680     1,465,954
Kinder-Care
  Memphis TN            221,501       491,962       713,463
Children's World
  Nashville TN          274,298       609,223       883,521
Sante Fe Cantina
  Nashville TN          484,975     1,243,725     1,728,700
The Pantry Inc.
  Shelbyville TN        200,000       465,000       665,000
La Petite Academy
  Allen TX              177,637       394,537       572,174
Checker Autoworks
  Amarillo TX           140,000       419,734       559,734
Children's World
  Arlington TX           82,109       380,678       462,787
Children's World
  Arlington TX          238,000       528,604       766,604
Children's World
  Arlington TX          241,500       550,559       792,059
                                                         Page 144

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
La Petite Academy
  Summerville SC        162,866       N/A   12/22/81      180
The Pantry Inc.
  Summerville SC          7,725       N/A   08/25/95      300
La Petite Academy
  Sumter SC             143,173       N/A   06/18/85      300
Long John Silver's
  West Columbia SC       86,686       N/A   01/13/88      300
Golden Corral
  Pierre SD             149,248       N/A   12/01/87      300
The Pantry Inc.
  La Vergne TN            9,750       N/A   08/25/95      300
Children's World
  Memphis TN            122,489       N/A   09/29/88      300
Children's World
  Memphis TN            128,244       N/A   09/30/88      300
Golden Corral
  Memphis TN             19,446  06/30/95   03/17/95      300
Kinder-Care
  Memphis TN             88,910       N/A   08/30/90      300
Children's World
  Nashville TN          137,954       N/A   03/30/89      300
Sante Fe Cantina
  Nashville TN        1,012,195       N/A   05/20/83      180
The Pantry Inc.
  Shelbyville TN          6,975       N/A   08/25/95      300
La Petite Academy
  Allen TX               93,584       N/A   11/21/88      300
Checker Autoworks
  Amarillo TX           101,475       N/A   09/12/88      300
Children's World
  Arlington TX          224,475       N/A   12/13/84      300
Children's World
  Arlington TX          128,242       N/A   09/26/88      300
Children's World
  Arlington TX          175,963       N/A   09/22/89      300
                                                         Page 145

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
La Petite Academy
  Arlington TX           70,000       324,538      None      None
La Petite Academy
  Arlington TX          195,650       387,355      None      None
Golden Corral
  Athens TX             245,245       544,700      None      None
Children's World
  Austin TX             134,383       623,103      None      None
Children's World
  Austin TX             236,733       528,608      None      None
Children's World
  Austin TX             238,000       528,604      None      None
Discount Tire
  Store
  Austin TX             185,454       411,899      None      None
La Petite Academy
  Austin TX             103,600       230,532      None      None
La Petite Academy
  Austin TX              88,872       222,684      None      None
La Petite Academy
  Austin TX             188,144       417,872      None      None
La Petite Academy
  Austin TX             191,636       425,629      None      None
La Petite Academy
  Austin TX             224,878       499,461      None      None
La Petite Academy
  Austin TX             217,878       483,913      None      None
Children's World
  Bedford TX            241,500       550,559      None      None
Don Pablo's
  Bedford TX            919,303        98,231      None      None
Golden Corral
  Beeville TX           250,490       556,349      None      None
Golden Corral
  Brownwood TX          288,225       640,160      None      None

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
La Petite Academy
  Arlington TX           70,000       324,538       394,538
La Petite Academy
  Arlington TX          195,650       387,355       583,005
Golden Corral
  Athens TX             245,245       544,700       789,945
Children's World
  Austin TX             134,383       623,103       757,486
Children's World
  Austin TX             236,733       528,608       765,341
Children's World
  Austin TX             238,000       528,604       766,604
Discount Tire
  Store
  Austin TX             185,454       411,899       597,353
La Petite Academy
  Austin TX             103,600       230,532       334,132
La Petite Academy
  Austin TX              88,872       222,684       311,556
La Petite Academy
  Austin TX             188,144       417,872       606,016
La Petite Academy
  Austin TX             191,636       425,629       617,265
La Petite Academy
  Austin TX             224,878       499,461       724,339
La Petite Academy
  Austin TX             217,878       483,913       701,791
Children's World
  Bedford TX            241,500       550,559       792,059
Don Pablo's
  Bedford TX            919,303        98,231     1,017,534
Golden Corral
  Beeville TX           250,490       556,349       806,839
Golden Corral
  Brownwood TX          288,225       640,160       928,385

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
La Petite Academy
  Arlington TX          180,022       N/A   05/08/85      300
La Petite Academy
  Arlington TX           63,763       N/A   02/07/91      300
Golden Corral
  Athens TX             145,371       N/A   12/01/87      300
Children's World
  Austin TX             283,684       N/A   12/26/86      300
Children's World
  Austin TX             128,244       N/A   09/27/88      300
Children's World
  Austin TX             118,276       N/A   04/06/89      300
Discount Tire
  Store
  Austin TX              81,082       N/A   02/06/90      300
La Petite Academy
  Austin TX             202,823       N/A   10/29/82      180
La Petite Academy
  Austin TX             192,994       N/A   01/12/83      180
La Petite Academy
  Austin TX             105,885       N/A   05/11/88      300
La Petite Academy
  Austin TX              99,818       N/A   12/22/88      300
La Petite Academy
  Austin TX             115,791       N/A   01/03/89      300
La Petite Academy
  Austin TX             105,670       N/A   06/22/89      300
Children's World
  Bedford TX            175,965       N/A   09/22/89      300
Don Pablo's
  Bedford TX             83,950       N/A   12/27/94      300
Golden Corral
  Beeville TX           155,993       N/A   07/31/87      300
Golden Corral
  Brownwood TX          170,702       N/A   12/28/87      300

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Children's World
  Carrollton TX         277,850       617,113      None      None
La Petite Academy
  Cedar Park TX         168,857       375,036      None      None
La Petite Academy
  Colleyville TX         68,000       315,266      None      None
Children's World
  Converse TX           217,000       481,963      None      None
Children's World
  Coppell TX            139,224       645,551      None      None
Children's World
  Coppell TX            208,641       463,398      None      None
Golden Corral
  Crockett TX            90,780       420,880      None      None
Discount Tire
  Store
  Dallas TX             191,267       424,811      None      None
Don Pablo's
  Dallas TX             742,507             0      None      None
Whataburger
  Dallas TX             242,025       479,170      None      None
La Petite Academy
  Desoto TX              86,000       398,715      None      None
La Petite Academy
  Duncanville TX         93,000       431,172      None      None
Golden Corral
  El Campo TX            98,060       454,631      None      None
Checker Autoworks
  El Paso TX             66,150       146,922      None      None
Checker Autoworks
  El Paso TX             56,350       125,156      None      None
Kentucky Fried
  Chicken
  Ennis TX              173,250       384,793      None      None
Children's World
  Euless TX             234,111       519,962      None      None
                                                         Page 149

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Children's World
  Carrollton TX         277,850       617,113       894,963
La Petite Academy
  Cedar Park TX         168,857       375,036       543,893
La Petite Academy
  Colleyville TX         68,000       315,266       383,266
Children's World
  Converse TX           217,000       481,963       698,963
Children's World
  Coppell TX            139,224       645,551       784,775
Children's World
  Coppell TX            208,641       463,398       672,039
Golden Corral
  Crockett TX            90,780       420,880       511,660
Discount Tire
  Store
  Dallas TX             191,267       424,811       616,078
Don Pablo's
  Dallas TX             742,507             0       742 507
Whataburger
  Dallas TX             242,025       479,170       721,195
La Petite Academy
  Desoto TX              86,000       398,715       484,715
La Petite Academy
  Duncanville TX         93,000       431,172       524,172
Golden Corral
  El Campo TX            98,060       454,631       552,691
Checker Autoworks
  El Paso TX             66,150       146,922       213,072
Checker Autoworks
  El Paso TX             56,350       125,156       181,506
Kentucky Fried
  Chicken
  Ennis TX              173,250       384,793       558,043
Children's World
  Euless TX             234,111       519,962       754,073
                                                         Page 150

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Children's World
  Carrollton TX         164,696       N/A   12/11/87      300
La Petite Academy
  Cedar Park TX          88,958       N/A   11/21/88      300
La Petite Academy
  Colleyville TX        174,879       N/A   05/01/85      300
Children's World
  Converse TX           116,927       N/A   09/28/88      300
Children's World
  Coppell TX            293,902       N/A   12/18/86      300
Children's World
  Coppell TX            123,672       N/A   12/11/87      300
Golden Corral
  Crockett TX           213,283       N/A   12/17/85      300
Discount Tire
  Store
  Dallas TX              84,765       N/A   01/26/90      300
Don Pablo's
  Dallas TX                   0       N/A   04/13/95      300
Whataburger
  Dallas TX              73,733       N/A   06/25/91      300
La Petite Academy
  Desoto TX             236,959       N/A   10/23/84      300
La Petite Academy
  Duncanville TX        239,171       N/A   05/08/85      300
Golden Corral
  El Campo TX           232,332       N/A   11/25/85      300
Checker Autoworks
  El Paso TX             40,004       N/A   10/27/87      300
Checker Autoworks
  El Paso TX             34,077       N/A   10/27/87      300
Kentucky Fried
  Chicken
  Ennis TX              102,695       N/A   12/28/87      300
Children's World
  Euless TX             148,601       N/A   05/08/87      300
                                                         Page 151

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Children's World
  Flowermound TX        202,773       442,846      None      None
Children's World
  Fort Worth TX         238,000       528,608      None      None
La Petite Academy
  Fort Worth TX          85,518       396,495      None      None
La Petite Academy
  Fort Worth TX         210,007       444,460      None      None
La Petite Academy
  Fort Worth TX         216,160       427,962      None      None
Whataburger
  Fort Worth TX         223,195       492,067      None      None
Whataburger
  Ft. Worth TX          423,281       382,059      None      None
Golden Corral
  Gainesville TX         89,220       413,644      None      None
Discount Tire
  Store
  Garland TX            242,887       539,461      None      None
La Petite Academy
  Garland TX            211,050       468,749      None      None
La Petite Academy
  Grand Prairie TX      167,164       371,275      None      None
Discount Tire
  Store
  Harlingen TX          134,599       298,948      None      None
Golden Corral
  Hillsboro TX           75,992       352,316      None      None
Children's World
  Houston TX            219,100       486,631      None      None
Children's World
  Houston TX            219,100       486,628      None      None
Children's World
  Houston TX            149,109       323,314      None      None

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Children's World
  Flowermound TX        202,773       442,846       645,619
Children's World
  Fort Worth TX         238,000       528,608       766,608
La Petite Academy
  Fort Worth TX          85,518       396,495       482,013
La Petite Academy
  Fort Worth TX         210,007       444,460       654,467
La Petite Academy
  Fort Worth TX         216,160       427,962       644,122
Whataburger
  Fort Worth TX         223,195       492,067       715,262
Whataburger
  Ft. Worth TX          423,281       382,059       805,340
Golden Corral
  Gainesville TX         89,220       413,644       502,864
Discount Tire
  Store
  Garland TX            242,887       539,461       782,348
La Petite Academy
  Garland TX            211,050       468,749       679,799
La Petite Academy
  Grand Prairie TX      167,164       371,275       538,439
Discount Tire
  Store
  Harlingen TX          134,599       298,948       433,547
Golden Corral
  Hillsboro TX           75,992       352,316       428,308
Children's World
  Houston TX            219,100       486,631       705,731
Children's World
  Houston TX            219,100       486,628       705,728
Children's World
  Houston TX            149,109       323,314       472,423


            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Children's World
  Flowermound TX        127,757       N/A   04/20/87      300
Children's World
  Fort Worth TX         128,244       N/A   09/26/88      300
La Petite Academy
  Fort Worth TX         182,141       N/A   12/03/86      300
La Petite Academy
  Fort Worth TX          90,111       N/A   02/01/90      300
La Petite Academy
  Fort Worth TX          70,448       N/A   02/07/91      300
Whataburger
  Fort Worth TX          84,482       N/A   06/26/91      300
Whataburger
  Ft. Worth TX           13,372       N/A   02/10/95      300
Golden Corral
  Gainesville TX        242,125       N/A   12/18/84      300
Discount Tire
  Store
  Garland TX            107,642       N/A   01/19/90      300
La Petite Academy
  Garland TX             94,793       N/A   12/12/89      300
La Petite Academy
  Grand Prairie TX       87,071       N/A   12/13/88      300
Discount Tire
  Store
  Harlingen TX           59,651       N/A   01/17/90      300
Golden Corral
  Hillsboro TX          214,126       N/A   08/01/84      300
Children's World
  Houston TX            118,061       N/A   09/30/88      300
Children's World
  Houston TX            115,438       N/A   11/16/88      300
Children's World
  Houston TX             88,535       N/A   06/26/89      300

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Discount Tire
  Store
  Houston TX            151,018       335,417      None      None
La Petite Academy
  Houston TX             58,000       268,901      None      None
La Petite Academy
  Houston TX            102,000       472,898      None      None
La Petite Academy
  Houston TX             60,000       278,175      None      None
La Petite Academy
  Houston TX            139,125       308,997      None      None
La Petite Academy
  Houston TX            139,125       308,997      None      None
La Petite Academy
  Houston TX            141,296       313,824      None      None
Whataburger
  Houston TX            184,175       364,636      None      None
Whataburger
  Houston TX            194,994       386,056      None      None
Artesian Center
  Humble TX             106,000       545,518      None      None
Vacant
  Irving TX              63,853       296,034      None      None
Taco Bell
  Killeen TX            262,500       583,014      None    14,398
Golden Corral
  League City TX        126,822       588,000      None      None
Discount Tire
  Store
  Leon Valley TX        178,221       395,834      None      None
Children's World
  Lewisville TX         192,777       428,121      None      None
Children's World
  Lewisville TX         192,218       426,922      None      None
La Petite Academy
  Lewisville TX          79,000       366,264      None      None
                                                         Page 155

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Discount Tire
  Store
  Houston TX            151,018       335,417       486,435
La Petite Academy
  Houston TX             58,000       268,901       326,901
La Petite Academy
  Houston TX            102,000       472,898       574,898
La Petite Academy
  Houston TX             60,000       278,175       338,175
La Petite Academy
  Houston TX            139,125       308,997       448,122
La Petite Academy
  Houston TX            139,125       308,997       448,122
La Petite Academy
  Houston TX            141,296       313,824       455,120
Whataburger
  Houston TX            184,175       364,636       548,811
Whataburger
  Houston TX            194,994       386,056       581,050
Artesian Center
  Humble TX             106,000       545,518       651,518
Vacant
  Irving TX              63,853       296,034       359,887
Taco Bell
  Killeen TX            262,500       597,412       859,912
Golden Corral
  League City TX        126,822       588,000       714,822
Discount Tire
  Store
  Leon Valley TX        178,221       395,834       574,055
Children's World
  Lewisville TX         192,777       428,121       620,898
Children's World
  Lewisville TX         192,218       426,922       619,140
La Petite Academy
  Lewisville TX          79,000       366,264       445,264
                                                         Page 156

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Discount Tire
  Store
  Houston TX             66,928       N/A   01/25/90      300
La Petite Academy
  Houston TX            160,973       N/A   10/11/84      300
La Petite Academy
  Houston TX            262,316       N/A   05/01/85      300
La Petite Academy
  Houston TX            154,305       N/A   05/01/85      300
La Petite Academy
  Houston TX             88,307       N/A   05/22/87      300
La Petite Academy
  Houston TX             88,307       N/A   05/22/87      300
La Petite Academy
  Houston TX             87,992       N/A   07/24/87      300
Whataburger
  Houston TX             56,109       N/A   06/25/91      300
Whataburger
  Houston TX             59,405       N/A   06/25/91      300
Artesian Center
  Humble TX             388,039       N/A   03/19/86      300
Vacant
  Irving TX             144,942       N/A   04/23/86      300
Taco Bell
  Killeen TX            167,168       N/A   05/29/87      300
Golden Corral
  League City TX        267,701       N/A   12/30/86      300
Discount Tire
  Store
  Leon Valley TX         78,984       N/A   01/17/90      300
Children's World
  Lewisville TX         126,896       N/A   01/07/87      300
Children's World
  Lewisville TX         100,123       N/A   12/29/88      300
La Petite Academy
  Lewisville TX         195,010       N/A   06/26/85      300
                                                         Page 157

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Checker Autoworks
  Lubbock TX             42,000        93,284      None      None
Checker Autoworks
  Lubbock TX             49,000       108,831      None      None
Golden Corral
  Lufkin TX             105,904       490,998      None      None
La Petite Academy
  Mansfield TX          181,375       402,838      None      None
Don Pablo's
  Mesquite TX           729,596       120,820      None      None
Golden Corral
  Mesquite TX           134,940       625,612      None      None
La Petite Academy
  Mesquite TX            85,000       394,079      None      None
La Petite Academy
  Mesquite TX           139,466       326,525      None      None
Golden Corral
  Mexia TX               93,620       434,046      None      None
Checker Autoworks
  Midland TX             45,500       101,058      None      None
La Petite Academy
  Missouri City TX      221,025       437,593      None      None
Children's World
  North Richland
  Hills TX              238,000       528,608      None      None
Taco Bell
  New Braunfels TX      185,500       411,997      None      None
Checker Autoworks
  Odessa TX              50,750       112,718      None      None
Golden Corral
  Orange TX              93,560       433,768      None      None
Discount Tire
  Store
  Pasadena TX           107,391       238,518      None      None
La Petite Academy
  Pasadena TX            60,000       278,173      None      None
                                                         Page 158

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Checker Autoworks
  Lubbock TX             42,000        93,284       135,284
Checker Autoworks
  Lubbock TX             49,000       108,831       157,831
Golden Corral
  Lufkin TX             105,904       490,998       596,902
La Petite Academy
  Mansfield TX          181,375       402,838       584,213
Don Pablo's
  Mesquite TX           729,596       120,820       850,416
Golden Corral
  Mesquite TX           134,940       625,612       760,552
La Petite Academy
  Mesquite TX            85,000       394,079       479,079
La Petite Academy
  Mesquite TX           139,466       326,525       465,991
Golden Corral
  Mexia TX               93,620       434,046       527,666
Checker Autoworks
  Midland TX             45,500       101,058       146,558
La Petite Academy
  Missouri City TX      221,025       437,593       658,618
Children's World
  North Richland
  Hills TX              238,000       528,608       766,608
Taco Bell
  New Braunfels TX      185,500       411,997       597,497
Checker Autoworks
  Odessa TX              50,750       112,718       163,468
Golden Corral
  Orange TX              93,560       433,768       527,328
Discount Tire
  Store
  Pasadena TX           107,391       238,518       345,909
La Petite Academy
  Pasadena TX            60,000       278,173       338,173
                                                         Page 159

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Checker Autoworks
  Lubbock TX             25,398       N/A   10/26/87      300
Checker Autoworks
  Lubbock TX             29,633       N/A   10/29/87      300
Golden Corral
  Lufkin TX             255,036       N/A   10/08/85      300
La Petite Academy
  Mansfield TX           81,465       N/A   12/20/89      300
Don Pablo's
  Mesquite TX           104,039       N/A   12/23/94      300
Golden Corral
  Mesquite TX           308,987       N/A   03/20/86      300
La Petite Academy
  Mesquite TX           234,207       N/A   10/23/84      300
La Petite Academy
  Mesquite TX            76,803       N/A   10/08/92      300
Golden Corral
  Mexia TX              219,956       N/A   12/18/85      300
Checker Autoworks
  Midland TX             27,515       N/A   10/27/87      300
La Petite Academy
  Missouri City TX       74,383       N/A   12/13/90      300
Children's World
  North Richland
  Hills TX              128,244       N/A   09/26/88      300
Taco Bell
  New Braunfels TX      119,972       N/A   03/26/87      300
Checker Autoworks
  Odessa TX              30,690       N/A   10/26/87      300
Golden Corral
  Orange TX             221,595       N/A   12/10/85      300
Discount Tire
  Store
  Pasadena TX            47,594       N/A   01/24/90      300
La Petite Academy
  Pasadena TX           165,323       N/A   10/23/84      300
                                                         Page 160

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Golden Corral
  Plainview TX          125,000       350,767      None      None
Children's World
  Plano TX              261,912       581,658      None      None
Children's World
  Plano TX              250,514       556,399      None      None
Children's World
  Plano TX              259,000       575,246      None      None
Discount Tire
  Store
  Plano TX              187,564       416,586      None      None
Levitz Furniture
  Plano TX              565,000     5,835,000      None      None
Golden Corral
  Port Lavaca TX        244,759       543,619      None      None
Whataburger
  Porter TX             227,067       333,031      None      None
La Petite Academy
  Round Rock TX          80,525       373,347      None      None
La Petite Academy
  Round Rock TX         186,380       413,957      None      None
Golden Corral
  Rowlett TX            126,933       585,986      None      None
Children's World
  San Antonio TX        130,833       606,595      None      None
Children's World
  San Antonio TX        234,500       520,831      None      None
Children's World
  San Antonio TX        217,000       481,967      None      None
Children's World
  San Antonio TX        220,500       447,108      None      None
Discount Tire
  Store
  San Antonio TX        245,164       544,518      None      None
Econo Lube N' Tune
  San Antonio TX        198,828       437,422      None      None
                                                         Page 161

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Golden Corral
  Plainview TX          125,000       350,767       475,767
Children's World
  Plano TX              261,912       581,658       843,570
Children's World
  Plano TX              250,514       556,399       806,913
Children's World
  Plano TX              259,000       575,246       834,246
Discount Tire
  Store
  Plano TX              187,564       416,586       604,150
Levitz Furniture
  Plano TX              565,000     5,835,000     6,400,000
Golden Corral
  Port Lavaca TX        244,759       543,619       788,378
Whataburger
  Porter TX             227,067       333,031       560,098
La Petite Academy
  Round Rock TX          80,525       373,347       453,872
La Petite Academy
  Round Rock TX         186,380       413,957       600,337
Golden Corral
  Rowlett TX            126,933       585,986       712,919
Children's World
  San Antonio TX        130,833       606,595       737,428
Children's World
  San Antonio TX        234,500       520,831       755,331
Children's World
  San Antonio TX        217,000       481,967       698,967
Children's World
  San Antonio TX        220,500       447,108       667,608
Discount Tire
  Store
  San Antonio TX        245,164       544,518       789,682
Econo Lube N' Tune
  San Antonio TX        198,828       437,422       636,250
                                                         Page 162

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Golden Corral
  Plainview TX          279,162       N/A   01/24/84      180
Children's World
  Plano TX              172,523       N/A   01/06/87      300
Children's World
  Plano TX              148,492       N/A   12/10/87      300
Children's World
  Plano TX              139,559       N/A   09/27/88      300
Discount Tire
  Store
  Plano TX               83,124       N/A   01/18/90      300
Levitz Furniture
  Plano TX              145,875       N/A   05/26/95      300
Golden Corral
  Port Lavaca TX        152,424       N/A   07/30/87      300
Whataburger
  Porter TX              11,656       N/A   02/09/95      300
La Petite Academy
  Round Rock TX         169,977       N/A   12/16/86      300
La Petite Academy
  Round Rock TX          92,623       N/A   04/19/89      300
Golden Corral
  Rowlett TX            306,816       N/A   09/06/85      300
Children's World
  San Antonio TX        299,594       N/A   03/24/86      300
Children's World
  San Antonio TX        139,000       N/A   12/29/87      300
Children's World
  San Antonio TX        115,631       N/A   10/14/88      300
Children's World
  San Antonio TX        101,246       N/A   03/30/89      300
Discount Tire
  Store
  San Antonio TX        107,187       N/A   02/14/90      300
Econo Lube N' Tune
  San Antonio TX          5,103       N/A   09/15/95      300
                                                         Page 163

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
La Petite Academy
  San Antonio TX        102,512       475,289      None      None
La Petite Academy
  San Antonio TX         81,530       378,007      None      None
La Petite Academy
  San Antonio TX        139,125       308,997      None      None
La Petite Academy
  San Antonio TX        162,161       360,166      None      None
La Petite Academy
  San Antonio TX        181,412       402,923      None      None
La Petite Academy
  San Antonio TX        182,868       406,155      None      None
Whataburger
  Sealy TX              197,871       391,754      None      None
La Petite Academy
  Southlake TX          228,279       511,750      None      None
Stone Meadow Ctr
  Spring TX             143,980       722,247      None      None
Whataburger
  Stafford TX           214,024       423,732      None      None
La Petite Academy
  Sugarland TX          193,800       430,436      None      None
Whataburger
  Temple TX             302,505       291,414      None      None
La Petite Academy
  Texas City TX          48,000       222,918      None      None
La Petite Academy
  The Woodlands TX      193,801       430,441      None      None
Golden Corral
  Vidor TX               90,618       420,124      None      None
La Petite Academy
  Watauga TX            165,914       368,502      None      None
Golden Corral
  Waxahachie TX         326,935       726,137      None      None

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
La Petite Academy
  San Antonio TX        102,512       475,289       577,801
La Petite Academy
  San Antonio TX         81,530       378,007       459,537
La Petite Academy
  San Antonio TX        139,125       308,997       448,122
La Petite Academy
  San Antonio TX        162,161       360,166       522,327
La Petite Academy
  San Antonio TX        181,412       402,923       584,335
La Petite Academy
  San Antonio TX        182,868       406,155       589,023
Whataburger
  Sealy TX              197,871       391,754       589,625
La Petite Academy
  Southlake TX          228,279       511,750       740,029
Stone Meadow Ctr
  Spring TX             143,980       722,247       866,227
Whataburger
  Stafford TX           214,024       423,732       637,756
La Petite Academy
  Sugarland TX          193,800       430,436       624,236
Whataburger
  Temple TX             302,505       291,414       593,919
La Petite Academy
  Texas City TX          48,000       222,918       270,918
La Petite Academy
  The Woodlands TX      193,801       430,441       624,242
Golden Corral
  Vidor TX               90,618       420,124       510,742
La Petite Academy
  Watauga TX            165,914       368,502       534,416
Golden Corral
  Waxahachie TX         326,935       726,137     1,053,072


            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
La Petite Academy
  San Antonio TX        218,339       N/A   12/03/86      300
La Petite Academy
  San Antonio TX        173,648       N/A   12/11/86      300
La Petite Academy
  San Antonio TX         88,307       N/A   05/22/87      300
La Petite Academy
  San Antonio TX        100,986       N/A   07/07/87      300
La Petite Academy
  San Antonio TX        112,973       N/A   07/07/87      300
La Petite Academy
  San Antonio TX         95,252       N/A   12/06/88      300
Whataburger
  Sealy TX               60,282       N/A   06/25/91      300
La Petite Academy
  Southlake TX           87,945       N/A   03/11/93      300
Stone Meadow Ctr
  Spring TX             489,523       N/A   12/18/85      300
Whataburger
  Stafford TX            65,203       N/A   06/26/91      300
La Petite Academy
  Sugarland TX          120,689       N/A   07/31/87      300
Whataburger
  Temple TX              10,199       N/A   02/09/95      300
La Petite Academy
  Texas City TX         201,862       N/A   06/15/82      180
La Petite Academy
  The Woodlands TX      119,527       N/A   08/11/87      300
Golden Corral
  Vidor TX              255,333       N/A   08/01/84      300
La Petite Academy
  Watauga TX            103,321       N/A   07/07/87      300
Golden Corral
  Waxahachie TX         193,715       N/A   12/30/87      300

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Discount Tire
  Store
  Bountiful UT          183,750       408,115      None      None
Golden Corral
  Cedar City UT         130,000       296,544      None      None
La Petite Academy
  Layton UT             136,574       269,009      None      None
Carver's
  Orem UT               516,129     1,004,608      None      None
Discount Tire
  Store
  Provo UT              125,395       278,507      None      None
Carver's
  Sandy UT              635,945       884,792      None      None
La Petite Academy
  Sandy UT              168,089       373,330      None      None
Children's World
  Centreville VA        371,000       824,003      None      None
Color Tile
  Chesapeake VA         144,014       649,869      None    11,754
La Petite Academy
  Chesapeake VA         190,050       422,107      None      None
La Petite Academy
  Glen Allen VA          74,643       346,060      None      None
Hot N Now
  Norfolk VA            251,207       575,250      None    12,983
La Petite Academy
  Portsmouth VA         171,575       381,072      None      None
Children's World
  Richmond VA           269,500       598,567      None      None
La Petite Academy
  Richmond VA            71,001       327,771      None      None
Children's World
  Virginia Bch VA       124,988       579,496      None      None
Golden Corral
  Virginia Bch VA       314,790       699,161      None      None
                                                         Page 167

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Discount Tire
  Store
  Bountiful UT          183,750       408,115       591,865
Golden Corral
  Cedar City UT         130,000       296,544       426,544
La Petite Academy
  Layton UT             136,574       269,009       405,583
Carver's
  Orem UT               516,129     1,004,608     1,520,737
Discount Tire
  Store
  Provo UT              125,395       278,507       403,902
Carver's
  Sandy UT              635,945       884,792     1,520,737
La Petite Academy
  Sandy UT              168,089       373,330       541,419
Children's World
  Centreville VA        371,000       824,003     1,195,003
Color Tile
  Chesapeake VA         144,014       661,623       805,637
La Petite Academy
  Chesapeake VA         190,050       422,107       612,157
La Petite Academy
  Glen Allen VA          74,643       346,060       420,703
Hot N Now
  Norfolk VA            251,207       588,233       839,440
La Petite Academy
  Portsmouth VA         171,575       381,072       552,647
Children's World
  Richmond VA           269,500       598,567       868,067
La Petite Academy
  Richmond VA            71,001       327,771       398,772
Children's World
  Virginia Bch VA       124,988       579,496       704,484
Golden Corral
  Virginia Bch VA       314,790       699,161     1,013,951
                                                         Page 168

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Discount Tire
  Store
  Bountiful UT           81,434       N/A   01/30/90      300
Golden Corral
  Cedar City UT         245,382       N/A   08/04/83      180
La Petite Academy
  Layton UT              62,323       N/A   02/01/90      300
Carver's
  Orem UT                 1,674       N/A   12/13/95      300
Discount Tire
  Store
  Provo UT               55,572       N/A   01/25/90      300
Carver's
  Sandy UT                1,475       N/A   12/22/95      300
La Petite Academy
  Sandy UT               73,489       N/A   02/01/90      300
Children's World
  Centreville VA        173,284       N/A   09/29/89      300
Color Tile
  Chesapeake VA         309,936       N/A   12/22/86      300
La Petite Academy
  Chesapeake VA          95,584       N/A   03/27/89      300
La Petite Academy
  Glen Allen VA         211,868       N/A   06/20/84      300
Hot N Now
  Norfolk VA            159,516       N/A   10/15/87      300
La Petite Academy
  Portsmouth VA          89,369       N/A   12/21/88      300
Children's World
  Richmond VA           135,541       N/A   03/28/89      300
La Petite Academy
  Richmond VA           171,618       N/A   09/04/85      300
Children's World
  Virginia Bch VA       286,211       N/A   03/25/86      300
Golden Corral
  Virginia Bch VA       192,259       N/A   09/03/87      300
                                                         Page 169

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
La Petite Academy
  Virginia Bch VA        69,080       320,270      None      None
Children's World
  Woodbridge VA         358,050       795,239      None      None
Golden Corral
  Auburn WA             301,595       669,852      None      None
Schuck's Autoworks
  Bellevue WA           185,500       411,997      None      None
Schuck's Autoworks
  Bellingham WA         168,000       373,133      None      None
Schuck's Autoworks
  Bothell WA            199,500       443,098      None      None
Children's World
  Everett WA            120,000       540,363      None      None
Schuck's Autoworks
  Everett WA            367,500       816,227      None      None
Children's World
  Federal Way WA        150,785       699,100      None      None
La Petite Academy
  Federal Way WA        261,943       581,782      None      None
Schuck's Autoworks
  Hazel Dell WA         168,000       373,135      None      None
Schuck's Autoworks
  Kennewick WA          161,350       358,365      None      None
Children's World
  Kent WA               128,300       539,141      None      None
Children's World
  Kent WA               140,763       678,809      None      None
Schuck's Autoworks
  Kent WA               199,500       443,091      None      None
Children's World
  Kirkland WA           301,000       668,534      None      None
Schuck's Autoworks
  Lacey WA              171,150       380,125      None      None
Golden Corral
  Marysville WA         276,273       613,613      None      None
                                                         Page 170

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
La Petite Academy
  Virginia Bch VA        69,080       320,270       389,350
Children's World
  Woodbridge VA         358,050       795,239     1,153,289
Golden Corral
  Auburn WA             301,595       669,852       971,447
Schuck's Autoworks
  Bellevue WA           185,500       411,997       597,497
Schuck's Autoworks
  Bellingham WA         168,000       373,133       541,133
Schuck's Autoworks
  Bothell WA            199,500       443,098       642,598
Children's World
  Everett WA            120,000       540,363       660,363
Schuck's Autoworks
  Everett WA            367,500       816,227     1,183,727
Children's World
  Federal Way WA        150,785       699,100       849,885
La Petite Academy
  Federal Way WA        261,943       581,782       843,725
Schuck's Autoworks
  Hazel Dell WA         168,000       373,135       541,135
Schuck's Autoworks
  Kennewick WA          161,350       358,365       519,715
Children's World
  Kent WA               128,300       539,141       667,441
Children's World
  Kent WA               140,763       678,809       819,572
Schuck's Autoworks
  Kent WA               199,500       443,091       642,591
Children's World
  Kirkland WA           301,000       668,534       969,534
Schuck's Autoworks
  Lacey WA              171,150       380,125       551,275
Golden Corral
  Marysville WA         276,273       613,613       889,886
                                                         Page 171

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
La Petite Academy
  Virginia Bch VA       190,290       N/A   11/15/84      300
Children's World
  Woodbridge VA         192,931       N/A   09/29/88      300
Golden Corral
  Auburn WA             178,771       N/A   12/16/87      300
Schuck's Autoworks
  Bellevue WA           114,404       N/A   08/06/87      300
Schuck's Autoworks
  Bellingham WA         103,611       N/A   08/20/87      300
Schuck's Autoworks
  Bothell WA            123,042       N/A   08/20/87      300
Children's World
  Everett WA            472,374       N/A   11/23/82      180
Schuck's Autoworks
  Everett WA            220,040       N/A   11/17/87      300
Children's World
  Federal Way WA        318,285       N/A   12/17/86      300
La Petite Academy
  Federal Way WA        138,001       N/A   11/21/88      300
Schuck's Autoworks
  Hazel Dell WA          89,690       N/A   05/23/88      300
Schuck's Autoworks
  Kennewick WA           99,513       N/A   08/26/87      300
Children's World
  Kent WA               452,036       N/A   06/03/83      180
Children's World
  Kent WA               309,046       N/A   12/17/86      300
Schuck's Autoworks
  Kent WA               123,038       N/A   08/06/87      300
Children's World
  Kirkland WA           173,007       N/A   03/31/88      300
Schuck's Autoworks
  Lacey WA              105,553       N/A   08/13/87      300
Golden Corral
  Marysville WA         170,391       N/A   08/27/87      300
                                                         Page 172

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Schuck's Autoworks
  Marysville WA         168,000       373,135      None      None
Schuck's Autoworks
  Moses Lake WA         138,600       307,831      None      None
Golden Corral
  Oak Harbor WA         275,940       612,874      None      None
Schuck's Autoworks
  Pasco WA              161,700       359,142      None      None
La Petite Academy
  Puyallup WA           195,552       434,327      None      None
Schuck's Autoworks
  Puyallup WA           173,250       384,795      None      None
Azteca Restaurant
  Redmond WA            610,334     1,262,103      None      None
La Petite Academy
  Redmond WA            279,830       621,512      None      None
Schuck's Autoworks
  Redmond WA            196,000       435,317      None      None
Children's World
  Renton WA             111,183       515,490      None      None
Schuck's Autoworks
  Renton WA             185,500       412,003      None      None
Schuck's Autoworks
  Richland WA           161,700       359,142      None      None
Schuck's Autoworks
  Seattle WA            162,400       360,697      None      None
Schuck's Autoworks
  Silverdale WA         183,808       419,777      None      None
Schuck's Autoworks
  Spanaway WA           189,000       419,777      None      None
Schuck's Autoworks
  Spokane WA             66,150       146,921      None      None
27th Street Bar
  & Grill
  Tacoma WA             255,000       718,614      None      None

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Schuck's Autoworks
  Marysville WA         168,000       373,135       541,135
Schuck's Autoworks
  Moses Lake WA         138,600       307,831       446,431
Golden Corral
  Oak Harbor WA         275,940       612,874       888,814
Schuck's Autoworks
  Pasco WA              161,700       359,142       520,842
La Petite Academy
  Puyallup WA           195,552       434,327       629,879
Schuck's Autoworks
  Puyallup WA           173,250       384,795       558,045
Azteca Restaurant
  Redmond WA            610,334     1,262,103     1,872,437
La Petite Academy
  Redmond WA            279,830       621,512       901,342
Schuck's Autoworks
  Redmond WA            196,000       435,317       631,317
Children's World
  Renton WA             111,183       515,490       626,673
Schuck's Autoworks
  Renton WA             185,500       412,003       597,503
Schuck's Autoworks
  Richland WA           161,700       359,142       520,842
Schuck's Autoworks
  Seattle WA            162,400       360,697       523,097
Schuck's Autoworks
  Silverdale WA         183,808       419,777       603,585
Schuck's Autoworks
  Spanaway WA           189,000       419,777       608,777
Schuck's Autoworks
  Spokane WA             66,150       146,921       213,071
27th Street Bar
  & Grill
  Tacoma WA             255,000       718,614       973,614

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Schuck's Autoworks
  Marysville WA         103,615       N/A   08/20/87      300
Schuck's Autoworks
  Moses Lake WA          85,479       N/A   08/12/87      300
Golden Corral
  Oak Harbor WA         171,840       N/A   07/16/87      300
Schuck's Autoworks
  Pasco WA               99,728       N/A   08/18/87      300
La Petite Academy
  Puyallup WA           101,857       N/A   12/06/88      300
Schuck's Autoworks
  Puyallup WA           105,813       N/A   09/15/87      300
Azteca Restaurant
  Redmond WA          1,100,832       N/A   12/10/82      180
La Petite Academy
  Redmond WA            174,264       N/A   07/27/87      300
Schuck's Autoworks
  Redmond WA            119,706       N/A   09/17/87      300
Children's World
  Renton WA             254,597       N/A   03/24/86      300
Schuck's Autoworks
  Renton WA             113,293       N/A   09/15/87      300
Schuck's Autoworks
  Richland WA            99,728       N/A   08/13/87      300
Schuck's Autoworks
  Seattle WA            100,161       N/A   08/20/87      300
Schuck's Autoworks
  Silverdale WA         115,431       N/A   09/16/87      300
Schuck's Autoworks
  Spanaway WA           116,564       N/A   08/25/87      300
Schuck's Autoworks
  Spokane WA             39,607       N/A   11/18/87      300
27th Street Bar
  & Grill
  Tacoma WA             426,966       N/A   11/06/84      300

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Discount Tire
  Store
  Tacoma WA             187,111       415,579      None      None
Schuck's Autoworks
  Tacoma WA             191,800       425,996      None      None
Schuck's Autoworks
  Tacoma WA             196,000       435,324      None      None
Sea Galley
  Tacoma WA             198,857       921,947      None      None
Schuck's Autoworks
  Vancouver WA          180,250       400,343      None      None
Schuck's Autoworks
  Walla Walla WA        170,100       377,793      None      None
Schuck's Autoworks
  Wenatchee WA          148,400       329,602      None      None
Schuck's Autoworks
  Woodinville WA        171,500       380,908      None      None
Kinder-Care
  Appleton WI           196,000       424,038      None      None
La Petite Academy
  Brookfield WI         233,100       461,500      None      None
Taco Bell
  Grafton WI            149,778       332,664      None      None
Car-X Muffler
  & Brake
  Milwaukee WI          173,005       499,244      None      None
Golden Corral
  Monroe WI             193,130       428,947      None      None
Car-X Muffler
  & Brake
  New Berlin WI         188,491       466,268      None      None
Golden Corral
  Portage WI            199,605       443,328      None      None
Golden Corral
  Shawano WI            205,730       456,932      None      None

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Discount Tire
  Store
  Tacoma WA             187,111       415,579       602,690
Schuck's Autoworks
  Tacoma WA             191,800       425,996       617,796
Schuck's Autoworks
  Tacoma WA             196,000       435,324       631,324
Sea Galley
  Tacoma WA             198,857       921,947     1,120,804
Schuck's Autoworks
  Vancouver WA          180,250       400,343       580,593
Schuck's Autoworks
  Walla Walla WA        170,100       377,793       547,893
Schuck's Autoworks
  Wenatchee WA          148,400       329,602       478,002
Schuck's Autoworks
  Woodinville WA        171,500       380,908       552,408
Kinder-Care
  Appleton WI           196,000       424,038       620,038
La Petite Academy
  Brookfield WI         233,100       461,500       694,600
Taco Bell
  Grafton WI            149,778       332,664       482,442
Car-X Muffler
  & Brake
  Milwaukee WI          173,005       499,244       672,249
Golden Corral
  Monroe WI             193,130       428,947       622,077
Car-X Muffler
  & Brake
  New Berlin WI         188,491       466,268       654,759
Golden Corral
  Portage WI            199,605       443,328       642,933
Golden Corral
  Shawano WI            205,730       456,932       662,662

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Discount Tire
  Store
  Tacoma WA              82,923       N/A   01/25/90      300
Schuck's Autoworks
  Tacoma WA             118,293       N/A   08/18/87      300
Schuck's Autoworks
  Tacoma WA             118,531       N/A   10/15/87      300
Sea Galley
  Tacoma WA             568,576       N/A   05/29/84      300
Schuck's Autoworks
  Vancouver WA          111,168       N/A   08/20/87      300
Schuck's Autoworks
  Walla Walla WA        104,906       N/A   08/06/87      300
Schuck's Autoworks
  Wenatchee WA           91,527       N/A   08/25/87      300
Schuck's Autoworks
  Woodinville WA        105,772       N/A   08/20/87      300
Kinder-Care
  Appleton WI            82,485       N/A   07/10/90      300
La Petite Academy
  Brookfield WI          78,446       N/A   12/13/90      300
Taco Bell
  Grafton WI             90,579       N/A   10/29/87      300
Car-X Muffler
  & Brake
  Milwaukee WI              832       N/A   12/22/95      300
Golden Corral
  Monroe WI             114,477       N/A   12/17/87      300
Car-X Muffler
  & Brake
  New Berlin WI             777       N/A   12/22/95      300
Golden Corral
  Portage WI            118,295       N/A   12/23/87      300
Golden Corral
  Shawano WI            121,928       N/A   12/17/87      300

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)          Land          Fees       ments     Costs
=================  ============  ============  ========  ========
Golden Corral
  Sturgeon Bay WI       214,865       477,221      None      None
La Petite Academy
  Waukesha WI           215,950       427,546      None      None
Golden Corral
  Oak Hill WV            85,860       398,069      None      None
C. B. Potts
  Cheyenne WY           220,764       790,772      None    13,500
La Petite Academy
  Cheyenne WY            59,856       277,506      None      None
Golden Corral
  Gillette WY           126,660       587,228      None      None
Sizzler
  Laramie WY            210,000       466,417      None      None
Golden Corral
  Riverton WY           216,685       481,267      None      None
Golden Corral
  Sheridan WY           117,160       543,184      None      None
Other                      None       398,234      None    28,079
                   ------------  ------------  --------  --------
                   $147,788,835  $366,434,701  $419,291  $782,721
                   ============  ============  ========  ========

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)          Land          Fees         Total
=================  ============  ============  ============
Golden Corral
  Sturgeon Bay WI       214,865       477,221       692,086
La Petite Academy
  Waukesha WI           215,950       427,546       643,496
Golden Corral
  Oak Hill WV            85,860       398,069       483,929
C. B. Potts
  Cheyenne WY           220,764       804,272     1,025,036
La Petite Academy
  Cheyenne WY            59,856       277,506       337,362
Golden Corral
  Gillette WY           126,660       587,228       713,888
Sizzler
  Laramie WY            210,000       466,417       676,417
Golden Corral
  Riverton WY           216,685       481,267       697,952
Golden Corral
  Sheridan WY           117,160       543,184       660,344
Other                      None       426,313       426,313
                   ------------  ------------  ------------
                   $147,788,835  $367,636,713  $515,425,548
                   ============  ============  ============


            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)        (Note 4)     uction    Acquired     Months)
=================  ============  ========  ==========  ==========
Golden Corral
  Sturgeon Bay WI       127,362       N/A   12/01/87      300
La Petite Academy
  Waukesha WI            72,675       N/A   12/13/90      300
Golden Corral
  Oak Hill WV           233,010       N/A   12/28/84      300
C. B. Potts
  Cheyenne WY           634,269       N/A   01/12/84      180
La Petite Academy
  Cheyenne WY           163,682       N/A   11/20/84      300
Golden Corral
  Gillette WY           295,064       N/A   01/29/86      300
Sizzler
  Laramie WY             88,720       N/A   03/12/90      300
Golden Corral
  Riverton WY           128,441       N/A   12/01/87      300
Golden Corral
  Sheridan WY           275,261       N/A   12/31/85      300
Other                   236,588       N/A    Various    Various
                   ------------
                   $126,062,055
                   ============

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Note 1. Six hundred eighty two of the properties are single unit retail outlets. Trade Center, Silverton Business Center and Empire Business Center properties are multi-tenant commercial properties. All properties were acquired on an all cash basis, no encumbrances were outstanding for the periods presented.

Note 2. The aggregate cost for federal income tax purposes is $446,365,567.

Note 3. Reconciliation of total real estate carrying value for the three years ended December 31, 1995 are as follows:

                            1995          1994          1993
                        ============  ============  ============

Balance at Beginning
  of Period             $450,703,481  $451,738,008  $476,962,037
  Additions During
    Period:
    Acquisitions
      -Foreclosure                 0             0       950,000
    Other Acquisitions    65,392,559     3,285,413     2,948,312
    Equipment                      0             0        70,000
    Improvements, Etc.       447,720        83,571        11,800
    Other
      (Leasing Costs)         50,126       115,977       102,047
                        ------------  ------------  ------------
      Total Additions     65,890,405     3,484,961     4,082,159
                        ------------  ------------  ------------
Deductions During
  Period:
  Cost of Real Estate
    Sold                  (1,162,098)   (4,326,985)  (28,293,498)
  Cost of Equipment Sold           0        (1,500)       (8,500)
  Other (Fully Amortized
    Commissions)              (6,240)      (56,003)      (69,190)
  Other (Provision for
    Impairment Losses)             0      (135,000)     (935,000)
                        ------------  ------------  ------------
      Total Deductions    (1,168,338)   (4,519,488)  (29,306,188)
                        ------------  ------------  ------------
Balance at Close
  of Period             $515,425,548  $450,703,481  $451,738,008
                        ============  ============  ============

Continued
            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Note 4. Reconciliation of accumulated depreciation for the three years ended December 31, 1995 are as follows:

                            1995          1994          1993
                        ============  ============  ============

Balance at Beginning
  of Period             $112,168,982  $100,133,571  $ 90,878,109
  Additions During
    Period-Provision
    for Depreciation      14,462,491    13,788,354    14,686,439
  Deductions During
    Period-Accumulated
    Depreciation of Real
    Estate Sold             (563,178)   (1,696,940)   (5,361,787)
  Deductions During Period
    -Fully Amortized
    Commissions               (6,240)      (56,003)      (69,190)
                        ------------  ------------  ------------
Balance at Close
  of Period             $126,062,055  $112,168,982  $100,133,571
                        ============  ============  ============

Note 5. Provision is made for impairment loss if estimated undiscounted future cash flow over a long term holding period plus estimated undiscounted disposition value is less than current book value. A provision for impairment loss was made on the Stone Meadow Center in Spring, TX and the Artesian Center in Humble, TX in 1993 and on the Automall property in Mesa, AZ in 1994 and 1993.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------

     The corporation has had no disagreements with its independent auditors' on accountancy or financial disclosure.

PART III
========

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 14, 1996, to be filed pursuant to Regulation 14A.

ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

     This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 14, 1996, to be filed pursuant to Regulation 14A.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

     This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 14, 1996, to be filed pursuant to Regulation 14A.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     This item is incorporated by reference from the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 14, 1996, to be filed pursuant to Regulation 14A.

PART IV
=======

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
----------------------------------------------------------------

     A. The following documents are filed as part of this report.

         1.  Financial Statements (see Item 8)

             a.   Independent Auditors' Report

             b.   Consolidated Balance Sheets,
                    December 31, 1995 and 1994

             c.   Consolidated Statements of Income,
                    Years ended December 31, 1995, 1994 and 1993

             d.   Consolidated Statements of
                    Stockholders' Equity,
                    Years ended December 31, 1995, 1994 and 1993

             e.   Consolidated Statements of Cash Flows,
                    Years ended December 31, 1995, 1994 and 1993

             f.   Notes to Consolidated Financial Statements

             g.   Consolidated Quarterly Financial Data
                    (unaudited) for 1995 and 1994

         2.  Financial Statement Schedule (see Item 8)

             Schedule III - Real Estate and Accumulated
             Depreciation

             Schedules not Filed: All schedules, other than those indicated in the Table of Contents, have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         3.  Exhibits

             2.1  Agreement and Plan of Merger between Realty
                    Income Corporation and R.I.C. Advisor, Inc.
                    dated as of April 28, 1995 (incorporated by reference to Appendix A to the Company's definitive Proxy Statement filed
                    June 30, 1995)

             3.1  Amended and Restated Certificate of
                    Incorporation of Realty Income Corporation
                    (filed as Exhibit 3.1 to the Company's 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference)

             3.2  Amended and Restated Bylaws of Realty Income
                    Corporation (filed as Exhibit 3.2 to the
                    Company's 10-Q for the quarter ended
                    September 30, 1995 and incorporated herein by reference)

             4.1  Indenture between the Company and Chemical
                    Trust Company as Trustee, including the
                    Variable Rate Senior Note Due 2001 (filed as
                    Exhibit 4.05 to the Company's Registration
                    Statement on Form S-4 (Registration No.
                    33-69410) and incorporated herein by
                    reference)

             4.2  Form of Note (attached as Exhibit A to Exhibit
                    4.1 above)

             4.3  Form of Stock Certificate (filed as Exhibit
                    4.04 to the Company's Registration Statement on S-4 (Registration Statement No. 33-69410) and incorporated herein by reference)

             4.4  Form of Indenture (filed as Exhibit 4.3 to the
                    Company's Registration Statement on Form S-3
                    (Registration No. 33-95374) and incorporated herein by reference)

             4.5  Form of Debt Security (filed and included as
                    Exhibit 4.3 to the Company's Registration
                    Statement on Form S-3 (Registration No.
                    33-95374) and incorporated herein by
                    reference)

             10.1 Revolving Credit Agreement (filed as Exhibit
                    99.2 to the Company's 8-K dated
                    December 16, 1994 and incorporated herein by reference)

             10.2 Stock Incentive Plan (filed as Exhibit 4.1 to
                    the Company's Registration Statement on Form
                    S-8 (Registration No. 33-95708) and
                    incorporated by reference)

             21.1 Subsidiaries of the Company as of
                    January 1, 1996, filed herewith

             24.1 Consent of KPMG Peat Marwick LLP

             27   Financial Data Schedule (electronically filed
                    with the Securities and Exchange Commission
                    only)

     B. Four reports on Form 8-K were filed by registrant during the last quarter of the period covered by this report. The reports were dated September 29, 1995; October 30, 1995;
October 31, 1995 and December 19, 1995.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION



By:   /s/ William E. Clark
      -----------------------------------------------------------
      William E. Clark
      Chairman and Chief Executive Officer

Date: March 19, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/ William E. Clark
      -----------------------------------------------------------
      William E. Clark
      Chairman of the Board of Directors and
      Chief Executive Officer
      (Principal Executive Officer)

Date: March 19, 1996



By:   /s/ Thomas A. Lewis
      -----------------------------------------------------------
      Thomas A. Lewis
      Vice Chairman of the Board of Directors and
      Vice President, Capital Markets

Date: March 19, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/ Donald R. Cameron
      -----------------------------------------------------------
      Donald R. Cameron
      Director

Date: March 19, 1996



By:   /s/ Roger P. Kuppinger
      -----------------------------------------------------------
      Roger P. Kuppinger
      Director

Date: March 19, 1996



By:   /s/ Michael D. McKee
      -----------------------------------------------------------
      Michael D. McKee
      Director

Date: March 19, 1996



By:   /s/ Gary Malino
      -----------------------------------------------------------
      Gary Malino
      Vice President, Chief Financial Officer and Treasurer
      (Principal Financial Officer)

Date: March 19, 1996



By:   /s/ Gregory J. Fahey
      -----------------------------------------------------------
      Gregory J. Fahey
      Controller

Date: March 19, 1996

                          EXHIBIT INDEX
                          =============
Exhibit No.     Description                                  Page
-----------     -----------                                  ----
21.1            Subsidiaries of the Company as of
                January 1, 1996...............................191

24.1            Consent of KPMG Peat Marwick LLP..............192

27              Financial Data Schedule (electronically
                filed with the Securities and Exchange
                Commission only)..............................193