Form 10-Q
period 1996-03-31
REALTY INCOME CORP
filed 1996-05-10
CIK 726728

(Note: WORD for DOS; Courier 12; 1" margins)
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
                            =========

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended MARCH 31, 1996, or
                                      ==============

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

                       YES [X]     NO [ ]

     Number of shares outstanding of common stock as of May 10, 1996: Common Stock, $1.00 par value; 22,976,237

             PART I.  ITEM 1.  FINANCIAL STATEMENTS

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
              March 31, 1996 And December 31, 1995
          (dollars in thousands, except per share data)
                           (Unaudited)

                                              1996          1995
                                         =========     =========
ASSETS
Real Estate, at Cost:
  Land                                   $ 148,958     $ 147,789
  Buildings and Improvements               367,469       367,637
                                         ---------     ---------
                                           516,427       515,426
  Less - Accumulated Depreciation
    and Amortization                      (128,735)     (126,062)
                                         ---------     ---------
    Net Real Estate, at Cost               387,692       389,364
Cash and Cash Equivalents                    1,992         1,650
Accounts Receivable                          1,057         1,638
Due from Affiliates                            493           493
Other Assets                                 1,861         1,927
Goodwill                                    22,338        22,567
                                         ---------     ---------
    TOTAL ASSETS                         $ 415,433     $ 417,639
                                         =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions Payable                    $   3,561     $  12,407
Accounts Payable and Accrued Expenses          400           673
Other Liabilities                            4,755         4,541
Notes Payable                                   --        12,597
Line of Credit Payable                      24,600         6,000
                                         ---------     ---------
    TOTAL LIABILITIES                       33,316        36,218
                                         ---------     ---------

Continued on next page

(continued)
           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
             =======================================
              March 31, 1996 And December 31, 1995
          (dollars in thousands, except per share data)
                           (Unaudited)

                                              1996          1995
                                         =========     =========
STOCKHOLDERS' EQUITY
Preferred Stock, Par Value
  $1.00 Per Share, 5,000,000 Shares
  Authorized, No Shares Issued
  or Outstanding                                --            --
Common Stock, Par Value $1.00 Per
  Share, 40,000,000 Shares
  Authorized, 22,976,237 Shares
  Issued and Outstanding                    22,976        22,976
Capital in Excess of Par Value             516,088       516,119
Accumulated Distributions
  in Excess of Net Income                 (156,947)     (157,674)
                                         ---------     ---------
    TOTAL STOCKHOLDERS' EQUITY             382,117       381,421
                                         ---------     ---------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY               $ 415,433     $ 417,639
                                         =========     =========


















   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements Of Income
                =================================
        For The Three Months Ended March 31, 1996 And 1995
          (dollars in thousands, except per share data)
                           (Unaudited)

                                              Three        Three
                                             Months       Months
                                              Ended        Ended
                                            3/31/96      3/31/95
                                         ==========   ==========
REVENUE
Rental                                   $   13,728   $   11,807
Interest                                         23          106
Other                                            27           15
                                         ----------   ----------
                                             13,778       11,928
                                         ----------   ----------
EXPENSES
Depreciation and Amortization                 4,074        3,345
Property                                        446          370
Interest                                        520          335
General and Administrative                    1,310          502
Advisor Fees                                     --        1,452
Provision for Impairment Losses                 323           --
                                         ----------   ----------
                                              6,673        6,004
                                         ----------   ----------
Income from Operations                        7,105        5,924
Gain on Sales of Properties                     745           77
                                         ----------   ----------
NET INCOME                               $    7,850   $    6,001
                                         ==========   ==========
Net Income Per Share                     $     0.34   $     0.31
                                         ==========   ==========

Weighted Average Number of
  Shares Outstanding                     22,976,891   19,503,080
                                         ==========   ==========






   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
        For The Three Months Ended March 31, 1996 And 1995
                     (dollars in thousands)
                           (Unaudited)

                                              1996          1995
                                         =========     =========
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                             $     7,850     $   6,001
Adjustments to Net Income:
  Depreciation and Amortization              4,074         3,345
  Provision for Impairment Losses              323            --
  Gain on Sales of Properties                 (745)          (77)
  Change in:
    Accounts Receivable and
      Other Assets                             614           325
    Accounts Payable, Accrued
      Expenses and Other Liabilities           (59)          271
                                         ---------     ---------
    Net Cash Provided by
      Operating Activities                  12,057         9,865
                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sales of Properties            1,523           315
Acquisition of and Additions
  to Properties                             (3,241)      (12,566)
                                         ---------     ---------
    Net Cash Used in
      Investing Activities                  (1,718)      (12,251)
                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Distributions                  (15,969)       (8,776)
Proceeds from Line of Credit                21,300         3,300
Payment of Line of Credit                   (2,700)           --
Payment of Notes Payable                   (12,597)           --
Stock Offering Costs                           (31)           --
                                         ---------     ---------
    Net Cash Used in
      Financing Activities                  (9,997)       (5,476)
                                         ---------     ---------

Continued on next page

(continued)
           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
        =================================================
        For The Three Months Ended March 31, 1996 And 1995
                     (dollars in thousands)
                           (Unaudited)

                                              1996          1995
                                         =========     =========
Net Increase (Decrease) in
  Cash and Cash Equivalents                    342        (7,862)

Cash and Cash Equivalents,
  Beginning of Period                        1,650        11,673
                                         ---------     ---------
Cash and Cash Equivalents,
  End of Period                          $   1,992     $   3,811
                                         =========     =========



























   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
           Notes To Consolidated Financial Statements
           ==========================================
                          March 31, 1996
                           (Unaudited)

1.  Management Statement and General
- ------------------------------------

    The financial statements of Realty Income Corporation ("Realty Income" or the "Company") were prepared from the books and records of the Company without audit or verification and in the opinion of management include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to the audited financial statements of the Company for the year ended December 31, 1995, which are included in the Company's 1995 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

    During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 provides guidance for the recognition and measurement of impairment of long-lived assets, including goodwill, related both to assets to be held and used and assets to be disposed of. Under Statement 121, a provision for impairment loss is recognized for assets to be held and used if estimated future cash flows (undiscounted and without interest charges) over a long-term holding period, plus estimated disposition proceeds (undiscounted) are less than current book value. In addition, for assets to be disposed of, a provision for impairment loss is recognized for the amount by which the current book value of the asset to be disposed of exceeds its fair value less cost to sell.

    During the first quarter of 1996, the Company recorded provision for impairment losses of $323,000 related to two properties to be disposed of.

    Certain of the 1995 balances have been reclassified to conform to 1996 presentation. The reclassifications had no effect on stockholders' equity or net income.

2.  Credit Facility
- -------------------

    The Company has a $130 million, three-year, revolving, unsecured acquisition credit facility that expires in November 1998. As of March 31, 1996 and December 31, 1995, the outstanding balance on the credit facility was $24.6 million and $6.0 million, respectively, with an effective interest rate of approximately 6.70% and 7.19%, respectively. A commitment fee of 0.35% or less, per annum, accrues on the average amount of the unused available credit commitment.

    The credit facility is subject to various leverage and interest coverage ratio limitations, all of which the Company is and has been in compliance with.

    For the three months ended March 31, 1996 and 1995, interest of $13,000 and $46,000 was capitalized on properties under construction.

3.  Notes Payable
- -----------------

    The Company redeemed, at par, the $12.6 million principal amount of variable rate senior notes due 2001 on March 29, 1996.
Interest incurred on the notes for the three months ended
March 31, 1996 and 1995 was $217,000 and $252,000, respectively.

4.  Properties
- --------------

    At March 31, 1996, the Company owned a diversified portfolio of 689 properties in 42 states. Of the Company's properties, 679 are single tenant properties with the remaining properties being multi-tenant properties. At March 31, 1996, four single-tenant properties were vacant and available for lease.

- --------------------------

    Five properties were acquired during the first quarter of 1996 at an aggregate cost of $2.5 million.

      Tenant           Industry       City/State         Amount
==================   ===========   ===============    ===========
Carver's             Restaurant    Glendale, AZ       $ 1,521,000
Econo Lube N' Tune   Automotive    Chula Vista, CA        397,000
Econo Lube N' Tune   Automotive    Lewisville, TX         200,000
Econo Lube N' Tune   Automotive    Dallas, TX             235,000
Econo Lube N' Tune   Automotive    Broomfield, CO         155,000
                                                      -----------
    Subtotal                                            2,508,000

Funding of buildings under construction
  during the first quarter of 1996                        574,000

Capitalized Expenditures Relating
  to Existing Properties                                    9,000

Acquisition of the Outstanding Class A Units of
  R.I.C. Trade Center, Ltd., Silverton Business
  Center, Ltd. and Empire Business Center, Ltd.
  (after this purchase, the Company owned 100%
  of these partnerships)                                  150,000
                                                      -----------
    TOTAL                                             $ 3,241,000
                                                      ===========

5.  Gain on Sales of Properties
- -------------------------------

    For the three months ended March 31, 1996, the Company sold a property and received compensation for granting an easement totaling $1.5 million and recognized a gain of $745,000. For the three months ended March 31, 1995, the Company sold a property for $315,000 and recognized a gain of $77,000.

6.  Related Party Transactions
- ------------------------------

    A.  Advisory Agreement

    Prior to August 17, 1995, the Company was an advised Real Estate Investment Trust pursuant to an advisory agreement under which R.I.C. Advisor, Inc. (the "Advisor") advised the Company with respect to its investments and assumed day-to-day management of the Company. On August 17, 1995, the Advisor was merged into the Company (the "Merger") and the advisory agreement was terminated.

    B.  Acquisition of R.I.C. Advisor, Inc.

    As consideration in the Merger, the Company issued 990,704 shares of common stock valued at approximately $21.2 million.

    The following unaudited pro forma summary presents information as if the Merger had occurred at the beginning of 1995. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                        For the Three Months Ended March 31, 1995
                        -----------------------------------------
                                        Pro Forma
                                       -----------
Revenue                                $11,987,000
Net Income                             $ 6,028,000
Net Income Per Share                   $      0.29

7.  Distributions Paid And Payable
- ----------------------------------

    During the three months ended March 31, 1996, the Company paid a special distribution of $0.23 per share and three monthly distributions of $0.155 per share. The distributions for the three months totaled $0.695 per share.

    As of March 31, 1996, distributions of $0.155 per share were declared and payable on April 15, 1996 to stockholders of record on April 1, 1996.

    PART I.  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
============

    Realty Income Corporation ("Realty Income" or the "Company") is a fully integrated and self-managed real estate company with in-house acquisition, leasing, legal, financial underwriting, portfolio management and capital markets expertise. The seven senior officers of the Company have each participated in the management of the Company's properties and operations for between six and 27 years. Realty Income has elected to be taxed as a real estate investment trust ("REIT"). As of April 30, 1996, Realty Income owned a diversified portfolio of 690 properties in 42 states consisting of over 4.6 million square feet of leasable space.

    Realty Income typically acquires, then leases back, retail store locations from retail chain store operators, providing capital to the operators for continued expansion and other purposes. The Company concentrates its investments in single-tenant, retail properties leased to national and regional retail chains under long-term, triple-net lease agreements. Triple-net leases typically require the tenant to be responsible for substantially all property operating costs including property taxes, insurance, maintenance and structural repairs. Management believes that long-term leases, coupled with tenants assuming responsibility for property expenses under the triple-net lease structure, generally produce a more predictable income stream than many other types of real estate portfolios.

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

    Prior to August 17, 1995, the Company's day-to-day affairs were managed by R.I.C. Advisor, Inc. (the "Advisor") which provided advice and assistance regarding acquisitions of properties by the Company and performed the day-to-day management of the Company's properties and business. On August 17, 1995, the Advisor was merged with and into Realty Income (the "Merger"). As part of the Merger the advisory agreement between the Company and the Advisor was terminated.

    The Company's common stock is listed on the New York Stock
Exchange under the symbol "O."

Liquidity and Capital Resources
===============================

    Cash Reserves
    -------------

    Realty Income was organized for the purpose of operating as an equity REIT which distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from lease revenue. The Company intends to retain an appropriate amount of cash as working capital reserves. At March 31, 1996, the Company had cash and cash equivalents totaling approximately $2.0 million.

    Capital Funding
    ---------------

    Realty Income has a $130 million three-year, revolving, unsecured acquisition credit facility that expires in November 1998. The credit facility currently bears interest at 1.25% over the London Interbank Offered Rate and offers the Company other interest rate options. As of April 30, 1996, $105.4 million of borrowing capacity was available to the Company under the acquisition credit facility. At that time, the outstanding balance and effective interest rate on the credit facility was $24.6 million and 6.70%. This credit facility has been and is expected to be used to acquire additional retail properties leased to national and regional retail chains under long term lease agreements. Borrowings to fund additional properties will increase the Company's exposure to interest rate risk.

    On March 29, 1996, senior notes totaling $12.6 million were redeemed at par. Proceeds from borrowings under the acquisition credit facility were used to redeem the notes.

    Realty Income expects to meet its long-term capital needs for the acquisition of properties through the issuance of public or private debt or equity. In August 1995, the Company filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $200 million in value of common stock, preferred stock or debt securities. In the fourth quarter of 1995, the Company issued 2,540,000 shares of common stock at a price of $19.625 per share. The net proceeds of $46.6 million from the stock offering were used to repay borrowings under the acquisition credit facility. These borrowings were used to acquire properties in 1995.

    The Company is not currently involved in any negotiations and has not entered into any arrangements relating to any additional securities issuances.

    Property Acquisitions
    ---------------------

    From January 1996 through April 1996, Realty Income purchased six retail properties in four states for $3.0 million and funded $669,000 for properties previously acquired and under development. During this period, the Company invested an additional $9,000 in existing properties and purchased the outstanding Class A units in R.I.C. Trade Center, Ltd., Silverton Business Center, Ltd. and Empire Business Center, Ltd. for an aggregate of $150,000. After this purchase, Realty Income owned 100% of these partnerships.

    From December 1994 through April 1996, Realty Income acquired 68 retail properties (the "New Properties") for an aggregate cost of approximately $74.4 million (including the estimated unfunded development costs on six properties under construction totaling $2.2 million). The New Properties are located in 20 states, contain approximately 682,700 leasable square feet and are 100% leased under triple-net leases, with an average initial lease term of 16.4 years. The weighted average annual unleveraged return on the cost of the New Properties is estimated to be 11.3%, computed as estimated contractual net operating income (which in the case of a triple-net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year divided by the total acquisition and estimated development costs. No assurance can be given that the actual return on the cost of the New Properties will not differ from the foregoing percentage.

    Of the New Properties, 62 were occupied as of April 30, 1996 and the remaining six were pre-leased and under construction pursuant to contracts under which the tenants have agreed to develop the properties (with development costs funded by the Company) and to begin paying rent when the premises open for business. All of the New Properties, including the properties under development, are leased with initial terms of 10 to 20 years. The New Properties were purchased with $13.6 million of cash on hand and $58.6 million from the acquisition credit facility (of which, $46.6 million was repaid from the net proceeds of the stock offering).

                    1996 ACQUISITION ACTIVITY

                                                          Total
                                                         Approx-
                                               Initial    imate
                                                Lease    Leasable
                                                Term      Square
   Tenant        Industry        Location      (Years)     Feet
=============   ==========   ===============   =======   ========
1ST QTR
- -------
Carver's        Restaurant   Glendale, AZ        19.8      8,100
Econo Lube
  N' Tune (1)   Automotive   Chula Vista, CA     15.0      2,800
Econo Lube
  N' Tune (1)   Automotive   Broomfield, CO      15.0      2,800
Econo Lube
  N' Tune (1)   Automotive   Dallas, TX          15.0      2,700
Econo Lube
  N' Tune (1)   Automotive   Lewisville, TX      15.0      2,700

2ND QTR
- -------
Econo Lube
  N' Tune (1)   Automotive   Arvada, CO          15.0      2,800
                                               -------   --------
                             Average/Total       15.8     21,900
                                               =======   ========

(1) The Company acquired these properties as undeveloped land and is funding construction and other costs relating to the development of the properties by the prospective tenants. The prospective tenants have entered into leases with the Company covering these properties and are contractually obligated to complete construction on a timely basis and to pay construction cost overruns to the extent they exceed the construction budget by more than 5%. As of April 30, 1996, the total acquisition and estimated construction costs for the properties under development was $4.4 million, of which $2.2 million had not been funded.

    Distributions
    -------------

    Cash distributions paid for the three months ended
March 31, 1996 and 1995 totaled $16.0 million and $8.8 million, respectively. During the three months ended March 31, 1996, the Company paid a special distribution of $0.23 per share and three monthly distributions of $0.155 per share, totaling $0.695 per share. For the first quarter of 1995, the Company paid three monthly distributions of $0.15 per share, totaling $0.45 per share. In March and April 1996, the Company declared two distributions of $0.155 per share payable on April 15 and May 15, 1996, respectively.

    Management believes that the Company's cash provided from operating activities and borrowing capacity are sufficient to meet its liquidity needs for the foreseeable future.

Results of Operations
=====================

    Comparison of the three months ended March 31, 1996 to the three months ended March 31, 1995.

    Rental revenue was $13.7 million for 1996 versus $11.8 million for 1995. The increase in rental revenue was primarily due to the New Properties. In the first quarter of 1996 and 1995, these properties generated revenue of $1.95 million and $156,000, respectively.

    Substantially all the Company's leases provide for increases in rents through (i) base rent increases tied to a consumer price index with adjustment ceilings or (ii) overage rent based on a percentage of the tenants' gross sales. Some leases contain both types of clauses. Rental revenue generated on 625 properties owned during both the first quarter of 1995 and 1996 increased by $182,000 or 1.6%, from $11.66 million to $11.84 million, respectively. Percentage rent, which is included in rental revenue, in 1996 and 1995 was $220,000 and $213,000, respectively.

    Unleased properties are a factor in determining gross revenue generated and property costs incurred by the Company. At
March 31, 1996 and 1995, the Company had four properties that were not under lease. All of the remaining properties were under lease agreements with third party tenants.

    The following table represents Realty Income's rental revenue by industry for the quarters ended March 31, 1996 and 1995:

                       March 31, 1996          March 31, 1995
                   ----------------------  ----------------------
                      Rental   Percentage     Rental   Percentage
    Industry         Revenue    of Total     Revenue    of Total
=================  =========== ==========  =========== ==========
Automotive         $ 2,082,000     15%     $ 1,862,000     16%
Child Care           5,768,000     42%       5,662,000     48%
Convenience Stores     646,000      5%          61,000      1%
Home Furnishings       624,000      4%              --      0%
Restaurant           3,371,000     25%       2,975,000     25%
Other                1,237,000      9%       1,247,000     10%
                   -----------    ----     -----------    ----
    Total          $13,728,000    100%     $11,807,000    100%
                   ===========    ====     ===========    ====

    Interest revenue decreased by $83,000 in 1996 to $23,000 from $106,000 in 1995. The decrease in interest was due to lower cash balances, which reflects the Company's desire to maintain an appropriate amount of cash as working capital reserves and invest excess available cash in properties. During the first quarter of 1995, the Company invested $9.3 million of cash on hand in properties.

    Depreciation and amortization was $4.1 million in 1996 versus
$3.3 million in 1995. The increase was primarily due to the depreciation of the New Properties and amortization of goodwill recorded in connection with the Merger.

    Property expenses were $446,000 in 1996 and $370,000 in 1995. The increase in property expenses is primarily due to an increase of $63,000 in bad debt expense, which totaled $70,000 in 1996. Property expenses include but are not limited to costs for blanket insurance coverage, property taxes, legal fees, utilities and maintenance. Costs incurred on the ten multi-tenant properties in 1996 and 1995 totaled $268,000 and $226,000, respectively. The leases on these properties are not triple-net leases.

    Interest expense was $520,000 for 1996 as compared to $335,000 for 1995. The $185,000 increase corresponds to an increase in the average outstanding balance on the acquisition credit facility. During 1996 and 1995 interest capitalized on properties under development totaled $13,000 and $46,000, respectively.

    General and administrative expenses were $1.31 million in 1996 versus $502,000 in 1995. The 1996 expenses reflect the costs of being self-administered, such costs were the responsibility of the Advisor in 1995. The $808,000 increase in general and administrative expenses was due to expenses for management, accounting systems, office facilities, professional and support personnel. Prior to the Merger these costs were the responsibility of the Advisor who received advisor fees of $1.5 million in the first quarter of 1995. As part of the Merger, the advisory agreement was terminated.

    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In 1996, a $323,000 charge was taken to reduce the net carrying value on two properties held for sale. No charge was recorded for an impairment loss in 1995.

    During 1996, the Company recorded a gain of $745,000 on the sale of one restaurant property and the granting of an easement on another property. During 1995, the Company recorded a gain of $77,000 on the sale of one child care property. During 1996 and 1995 cash proceeds generated from these sales were $1.52 million and $315,000, respectively. The Company anticipates a small number of property sales will occur in the normal course of business.

    For 1996, the Company had net income of $7.9 million versus
$6.0 million in 1995. The increase in net income in 1996 is primarily due to an increase in rental revenue of $1.8 million on the New Properties.

Funds from Operations
=====================

    FFO for 1996 was $11.5 million versus $9.3 million during 1995. Realty Income defines FFO as net income excluding gain or loss from sales of properties, plus provision for impairment losses, plus depreciation and amortization. In accordance with the recommendations of the National Association of Real Estate Investment Trusts ("NAREIT"), amortization of deferred financing costs are not added back to net income to calculate FFO. Amortization of financing costs are included in interest expense on the consolidated statements of income.

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

    Below is reconciliation of net income to funds from operations:

                                               1996         1995
                                        ===========  ===========
Net Income                              $ 7,850,000  $ 6,001,000
Plus Depreciation and Amortization        4,074,000    3,345,000
Plus Provision for Impairment Losses        323,000           --
Less Depreciation of Furniture,
  Fixtures and Equipment                    (13,000)          --
Less Gain on Sales of Properties           (745,000)     (77,000)
                                        -----------  -----------
Total Funds From Operations             $11,489,000  $ 9,269,000
                                        ===========  ===========

Properties
==========

    As of April 30, 1996, Realty Income owned a diversified portfolio of 690 properties in 42 states consisting of over 4.6 million square feet of leasable space. The following table sets forth certain geographic diversification information regarding these properties:

                                  Total
              Number             Approx.                Percent
                of              Leasable   Annualized   of Total
              Proper-  Percent   Square       Base     Annualized
   State       ties    Leased     Feet      Rent (1)    Base Rent
============  =======  =======  =========  ===========  =========
Alabama           4      100%      20,300  $   160,000      0.3%
Arizona          28       97      189,200    2,349,000      4.3
California       51       98      914,000    9,179,000     16.8
Colorado         40      100      228,200    2,821,000      5.2
Connecticut       3      100        7,100      160,000      0.3
Florida          40      100      298,600    2,974,000      5.4
Georgia          36      100      177,500    2,339,000      4.3

(continued)
                                  Total
              Number             Approx.                Percent
                of              Leasable   Annualized   of Total
              Proper-  Percent   Square       Base     Annualized
   State       ties    Leased     Feet      Rent (1)    Base Rent
============  =======  =======  =========  ===========  =========
Idaho            11      100       52,000      653,000      1.2
Illinois         22      100      153,400    1,816,000      3.3
Indiana          20      100       89,800    1,315,000      2.4
Iowa              7      100       37,700      411,000      0.8
Kansas           13      100       80,500      900,000      1.7
Kentucky         10      100       30,600      746,000      1.4
Louisiana         2      100       10,700      126,000      0.2
Maryland          6      100       34,900      501,000      0.9
Massachusetts     4      100       20,900      431,000      0.8
Michigan          5      100       26,900      343,000      0.6
Minnesota        17      100      118,400    1,671,000      3.1
Mississippi       3      100       17,300      176,000      0.3
Missouri         26       96      161,300    1,775,000      3.3
Montana           1      100        5,400       71,000      0.1
Nebraska          8      100       47,100      509,000      0.9
Nevada            5      100       29,100      350,000      0.6
New Hampshire     1      100        6,400      119,000      0.2
New Jersey        2      100       22,700      344,000      0.6
New Mexico        3      100       12,000      102,000      0.2
New York          4      100       24,300      469,000      0.9
North Carolina   18      100       77,100    1,154,000      2.1
Ohio             38      100      170,700    2,529,000      4.6
Oklahoma          9      100       60,200      539,000      1.0
Oregon           19      100      105,200    1,204,000      2.2
Pennsylvania      4      100       28,300      420,000      0.8
South Carolina   19       95       82,000    1,022,000      1.9
South Dakota      1      100        6,100       79,000      0.1
Tennessee         8      100       56,400      784,000      1.4
Texas           125       99      833,000    8,546,000     15.6
Utah              7      100       45,400      588,000      1.1
Virginia         12      100       67,000      888,000      1.6
Washington       41      100      246,900    2,922,000      5.4
West Virginia     1      100        4,600       58,000      0.1
Wisconsin        10      100       55,200      665,000      1.2
Wyoming           6      100       32,100      410,000      0.8
              -------  -------  ---------  -----------  ---------
Total/Average   690       99%   4,686,500  $54,618,000    100.0%
              =======  =======  =========  ===========  =========

(1) Does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties. Annualized base rent is calculated by multiplying the monthly contractual base rent as of April 30, 1996 for each of the properties by 12.

    Realty Income's 690 properties consist of 139 after-market automotive retail locations, 319 child care centers, 36 convenience stores, 4 home furnishings stores, 177 restaurant facilities, and 15 other properties. Of the 690 properties, 621 or 90% are leased to national or major regional retail chain operators; 44 or 6% are leased to franchisees of retail chain operators; 21 or 3% are leased to other tenant types; and 4 or less than 1% are available for lease. The following table sets forth certain information regarding the Company's properties as of April 30, 1996, classified according to the business of the respective tenants:

                             Approx. Realty   Total
                              Total  Income   Approx.   Annual-
                              Loca-  Owned   Leasable    ized
                  Industry    tions  Loca-    Square     Base
    Tenant        Segment      (1)   tions     Feet    Rent (2)
==============  ============ ======= ====== ========= ===========
AUTOMOTIVE
- ----------
Discount Tire   Parts           294    18     103,200 $ 1,155,000
Northern
  Automotive    Parts           560    79     409,100   4,177,000
R&S Strauss     Parts           107     2      31,200     431,000
Econo Lube
  N' Tune       Service         214     6      16,700     402,000
Jiffy Lube      Service       1,212    24      57,000   1,413,000
Q Lube          Service         460     4       7,600     180,000
Speedy
  Muffler
  King          Service       1,032     4      20,200     311,000
Other           Automotive       --     2       6,500      90,000
                                     ------ --------- -----------
  Total after-market automotive       139     651,500   8,159,000

(continued)
                             Approx. Realty   Total
                              Total  Income   Approx.   Annual-
                              Loca-  Owned   Leasable    ized
                  Industry    tions  Loca-    Square     Base
    Tenant        Segment      (1)   tions     Feet    Rent (2)
==============  ============ ======= ====== ========= ===========
CHILD CARE
- ----------
Children's
  World
  Learning
  Centers       Child Care      500   134     964,000  13,272,000
KinderCare
  Learning
  Centers       Child Care    1,150    13      79,800   1,055,000
La Petite
  Academy       Child Care      770   171     977,300   8,732,000
Other           Child Care       --     1       4,200          --
                                     ------ --------- -----------
  Total child care                    319   2,025,300  23,059,000

CONVENIENCE STORES
- ------------------
7-ELEVEN        Convenience  15,000     3       9,700     235,000
Dairy Mart      Convenience     871    18      53,600   1,121,000
The Pantry      Convenience     391    14      34,400   1,333,000
Other           Convenience      --     1       2,100      31,000
                                     ------ --------- -----------
  Total convenience stores             36      99,800   2,720,000

HOME FURNISHINGS
- ----------------
Levitz             Home
                Furnishings     135     4     376,400   2,496,000
                                     ------ --------- -----------
  Total home furnishings                4     376,400   2,496,000

(continued)
                             Approx. Realty   Total
                              Total  Income   Approx.   Annual-
                              Loca-  Owned   Leasable    ized
                  Industry    tions  Loca-    Square     Base
    Tenant        Segment      (1)   tions     Feet    Rent (2)
==============  ============ ======= ====== ========= ===========
RESTAURANTS
- -----------
Don Pablo's     Dinner House     46     7      60,700     592,000
Carver's        Dinner House     94     3      26,600     495,000
Other           Dinner House     --    14     115,100   1,198,000
Golden Corral   Family          448    90     529,600   6,981,000
Sizzler         Family          597     7      37,600     837,000
Other           Family           --     4      23,900     157,000
Hardees         Fast Food     3,870     3      10,300     108,000
Taco Bell       Fast Food     4,623    24      54,100   1,488,000
Whataburger     Fast Food       517     9      23,000     616,000
Other           Fast Food        --    16      45,200     952,000
                                     ------ --------- -----------
  Total restaurants                   177     926,100  13,424,000

  Total other   Miscellaneous          15     607,400   4,760,000
                                     ------ --------- -----------
  Total                               690   4,686,500 $54,618,000
                                     ====== ========= ===========

(1) Approximate total number of retail locations in operation
(including both owned and franchised locations), based on information provided to the Company by the respective tenants in the first quarter of 1996.

(2) Does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties. Annualized base rent is calculated by multiplying the monthly contractual base rent as of April 30, 1996 for each of the properties by 12.

    Of the 690 properties owned at April 30, 1996, 680 are single-tenant with the remaining being multi-tenant properties. The average remaining lease term for all leases on the Company's properties, excluding the multi-tenant properties, is approximately 9.0 years. The lease expirations for six properties under construction are based on the estimated date of completion of such properties.

    The following table sets forth certain information regarding the timing of lease expirations on the Company's 676 triple-net leased, single tenant retail properties:

                                                Percent of Total
               Number of        Annualized         Annualized
  Year      Leases Expiring    Base Rent (2)       Base Rent
========    ===============    =============    =================
  1996           15             $   572,000             1.1%
  1997           15                 587,000             1.2
  1998            4                 168,000             0.3
  1999           20                 897,000             1.8
  2000           27               1,323,000             2.6
  2001           46               3,599,000             7.1
  2002           74               5,868,000            11.6
  2003           70               5,206,000            10.2
  2004           78               6,244,000            12.3
  2005           87               6,022,000            11.9
  2006           31               2,593,000             5.1
  2007           78               4,383,000             8.6
  2008           41               3,384,000             6.7
  2009           11                 714,000             1.4
  2010           34               2,729,000             5.4
  2011           15               1,179,000             2.3
  2012            1                 135,000             0.3
  2013            0                      --              --
  2014            2                 265,000             0.5
  2015           25               4,789,000             9.4
  2016            1                  66,000             0.1
  2017            0                      --              --
  2018            1                  39,000             0.1
            ---------------    -------------    -----------------
  Total         676 (1)         $50,762,000           100.0%
            ===============    =============    =================

(1) The table does not include ten multi-tenant properties and four vacant, unleased properties owned by the Company.

(2) Does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties. Annualized base rent is calculated by multiplying the monthly contractual base rent as of April 30, 1996 for each of the properties by 12.

Impact Of Inflation
===================

    Tenant leases generally provide for increases in rent as a result of increases in the tenant's sales volumes or increases in the consumer price index. Management expects that inflation will cause these lease provisions to result in increases in rent over time. However, inflation and increased costs may have an adverse impact on the tenants if increases in the tenant's operating expenses exceed increases in revenues. Approximately 98% of the properties are leased to tenants under triple-net leases in which the tenant is responsible for substantially all property costs and expenses. These features in the leases reduce the Company's exposure to rising expenses due to inflation.

                   PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

    A.  Exhibits:

    Exhibit No.     Description
    ===========     ===========
        2.1         Agreement and Plan of Merger between Realty
                    Income Corporation and R.I.C. Advisor, Inc.
                    dated as of April 28, 1995 (incorporated by
                    reference to Appendix A to the Company's
                    definitive Proxy Statement filed
                    June 30, 1995)

        3.1         Amended and Restated Certificate of
                    Incorporation of Realty Income Corporation
                    (filed as Exhibit 3.1 to the Company's Form
                    10-Q for the quarter ended September 30, 1994 and incorporated herein by reference)

        3.2         Amended and Restated Bylaws of Realty Income
                    Corporation (filed as Exhibit 3.2 to the
                    Company's 10-Q for the quarter ended
                    September 30, 1995 and incorporated herein by reference)

        27 Financial Data Schedule (electronically filed with the Securities and Exchange Commission only)

    B. No report on Form 8-K was filed during the quarter for which this report is filed.

                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    REALTY INCOME CORPORATION

(Signature and Title)          /s/ GARY M. MALINO
Date: May 10, 1996             ----------------------------------
                               Gary M. Malino, Vice President
                               Chief Financial Officer (Principal
                               Financial and Accounting Officer)

                          EXHIBIT INDEX



Exhibit No.     Description                                  Page
===========     ===========                                  ====
    27          Financial Data Schedule (Electronically
                filed with the Securities and Exchange
                Commission only)...............................27