Form 10-Q
period 1996-06-30
REALTY INCOME CORP
filed 1996-08-09
CIK 726728

(Note: WORD for DOS; Courier 12; 1" margins)

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
                            =========

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended JUNE 30, 1996, or
                                      =============

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

                       YES [X]     NO [ ]

     Number of shares outstanding of common stock as of August 9, 1996: Common Stock, $1.00 par value; 22,976,237

                    REALTY INCOME CORPORATION

                            Form 10-Q
                          June 30, 1996

                        Table of Contents
                        -----------------



PART I.  FINANCIAL INFORMATION                              Pages
==============================                              -----

Item 1:  Financial Statements

         Consolidated Balance Sheets........................  3-4
         Consolidated Statements of Income..................  5-6
         Consolidated Statements of Cash Flows..............  7-8
         Notes to Consolidated Financial Statements......... 9-13

Item 2:  Management's Discussion And Analysis Of
         Financial Condition And Results Of Operations......13-30


PART II. OTHER INFORMATION
==========================

Item 4:  Submission of Matters to a
         Vote of Security Holders...........................   30

Item 6:  Exhibits and Reports on Form 8-K...................   31


SIGNATURE...................................................   32


EXHIBIT INDEX...............................................   33


EXHIBIT 27:  Financial Data Schedule........................   34


COVER LETTER................................................   35

PART I.  FINANCIAL INFORMATION
==============================

ITEM 1.  FINANCIAL STATEMENTS

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
               June 30, 1996 And December 31, 1995
          (dollars in thousands, except per share data)
                           (Unaudited)

                                              1996          1995
                                         =========     =========
ASSETS
Real Estate, at Cost:
  Land                                   $ 150,087     $ 147,789
  Buildings and Improvements               367,620       367,637
                                         ---------     ---------
                                           517,707       515,426
  Less - Accumulated Depreciation
    and Amortization                      (132,029)     (126,062)
                                         ---------     ---------
    Net Real Estate, at Cost               385,678       389,364
Cash and Cash Equivalents                      865         1,650
Accounts Receivable                          1,012         1,638
Due from Affiliates                            493           493
Other Assets                                 1,684         1,927
Goodwill                                    22,110        22,567
                                         ---------     ---------
    TOTAL ASSETS                         $ 411,842     $ 417,639
                                         =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions Payable                    $   3,561     $  12,407
Accounts Payable and Accrued Expenses          364           673
Other Liabilities                            4,426         4,541
Notes Payable                                   --        12,597
Line of Credit Payable                      24,600         6,000
                                         ---------     ---------
    TOTAL LIABILITIES                       32,951        36,218
                                         ---------     ---------

Continued on next page

(continued)
           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
               June 30, 1996 And December 31, 1995
          (dollars in thousands, except per share data)
                           (Unaudited)

                                              1996          1995
                                         =========     =========
STOCKHOLDERS' EQUITY
Preferred Stock, Par Value
  $1.00 Per Share, 5,000,000 Shares
  Authorized, No Shares Issued
  or Outstanding                                --            --
Common Stock, Par Value $1.00 Per
  Share, 40,000,000 Shares
  Authorized, 22,976,237 Shares
  Issued and Outstanding                    22,976        22,976
Capital in Excess of Par Value             515,931       516,119
Accumulated Distributions
  in Excess of Net Income                 (160,016)     (157,674)
                                         ---------     ---------
    TOTAL STOCKHOLDERS' EQUITY             378,891       381,421
                                         ---------     ---------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY               $ 411,842     $ 417,639
                                         =========     =========


















   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements Of Income
                =================================
    For The Three And Six Months Ended June 30, 1996 And 1995
          (dollars in thousands, except per share data)
                           (Unaudited)

                    Three        Three          Six          Six
                   Months       Months       Months       Months
                    Ended        Ended        Ended        Ended
                  6/30/96      6/30/95      6/30/96      6/30/95
               ==========   ==========   ==========   ==========
REVENUE
Rental         $   13,602   $   12,171   $   27,330   $   23,978
Interest               27           50           50          156
Other                   8           22           35           37
               ----------   ----------   ----------   ----------
                   13,637       12,243       27,415       24,171
               ----------   ----------   ----------   ----------
EXPENSES
Depreciation
  and Amorti-
  zation            4,049        3,586        8,123        6,931
General and
  Adminis-
  trative           1,288          494        2,598          996
Advisor Fees           --        1,456           --        2,908
Property              413          354          859          724
Interest              485          559        1,005          894
Provision for
  Impairment
  Losses               --          --          323           --
               ----------   ----------   ----------   ----------
                    6,235        6,449       12,908       12,453
               ----------   ----------   ----------   ----------
Income from
  Operations        7,402        5,794       14,507       11,718
Gain on
  Sales of
  Properties          213           --          958           77
               ----------   ----------   ----------   ----------
NET INCOME     $    7,615   $    5,794   $   15,465   $   11,795
               ==========   ==========   ==========   ==========

Continued on next page

(continued)
           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements Of Income
                =================================
    For The Three And Six Months Ended June 30, 1996 And 1995
          (dollars in thousands, except per share data)
                           (Unaudited)

                    Three        Three          Six          Six
                   Months       Months       Months       Months
                    Ended        Ended        Ended        Ended
                  6/30/96      6/30/95      6/30/96      6/30/95
               ==========   ==========   ==========   ==========
Net Income
  Per Share    $     0.33   $     0.30   $     0.67   $     0.60
               ==========   ==========   ==========   ==========

Weighted
  Average
  Number of
  Shares
  Outstanding  22,976,469   19,503,080   22,976,756   19,503,080
               ==========   ==========   ==========   ==========























   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
         For The Six Months Ended June 30, 1996 And 1995
                     (dollars in thousands)
                           (Unaudited)

                                              1996          1995
                                         =========     =========
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                             $    15,465     $  11,795
Adjustments to Net Income:
  Depreciation and Amortization              8,123         6,931
  Provision for Impairment Losses              323            --
  Gain on Sales of Properties                 (958)          (77)
  Change in:
    Accounts Receivable and
      Other Assets                             797            (1)
    Accounts Payable, Accrued
      Expenses and Other Liabilities          (424)          557
                                         ---------     ---------
    Net Cash Provided by
      Operating Activities                  23,326        19,205
                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sales of Properties            2,208           315
Acquisition of and Additions
  to Properties                             (5,481)      (41,607)
                                         ---------     ---------
    Net Cash Used in
      Investing Activities                  (3,273)      (41,292)
                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Distributions                  (26,653)      (17,553)
Proceeds from Line of Credit                21,300        31,600
Payment of Line of Credit                   (2,700)           --
Payment of Notes Payable                   (12,597)           --
Stock Offering Costs                          (188)           --
                                         ---------     ---------
    Net Cash Provided By (Used in)
      Financing Activities                 (20,838)       14,047
                                         ---------     ---------

Continued on next page

(continued)
           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
         For The Six Months Ended June 30, 1996 And 1995
                     (dollars in thousands)
                           (Unaudited)

                                              1996          1995
                                         =========     =========
Net Decrease in
  Cash and Cash Equivalents                   (785)       (8,040)

Cash and Cash Equivalents,
  Beginning of Period                        1,650        11,673
                                         ---------     ---------
Cash and Cash Equivalents,
  End of Period                          $     865     $   3,633
                                         =========     =========

Interest paid, net of interest capitalized, during the first six months of 1996 and 1995 was $811,000 and $656,000, respectively.
























   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
           Notes To Consolidated Financial Statements
           ==========================================
                          June 30, 1996
                           (Unaudited)

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

    During the first quarter of 1996, the Company recorded provision for impairment losses of $323,000 related to two properties to be disposed of. No provision was recognized in 1995 or the second quarter of 1996.

    Certain of the 1995 balances have been reclassified to conform to 1996 presentation. The reclassifications had no effect on stockholders' equity or net income.

2.  Credit Facility
- -------------------

    The Company has a $130 million, three-year, revolving, unsecured acquisition credit facility that expires in November 1998. As of June 30, 1996 and December 31, 1995, the outstanding balance on the credit facility was $24.6 million and $6.0 million, respectively, with an effective interest rate of approximately 6.78% and 7.19%, respectively. A commitment fee of 0.15%, per annum, accrues on the average amount of the unused available credit commitment. The fee can increase up to 0.35% if the Company reaches certain debt levels.

    The credit facility is subject to various leverage and interest coverage ratio limitations, all of which the Company is and has been in compliance with.

    For the six months ended June 30, 1996 and 1995, interest of $40,000 and $158,000 was capitalized on properties under construction. For the three months ended June 30, 1996 and 1995, interest of $26,000 and $112,000 was so capitalized.

3.  Notes Payable
- -----------------

    The Company redeemed, at par, the $12.6 million principal amount of variable rate senior notes due 2001 on March 29, 1996.
Interest incurred on the notes for the six months ended
June 30, 1996 and 1995 was $217,000 and $519,000, respectively.
Interest incurred on the notes for the three months ended
June 30, 1996 and 1995 was $0 and $267,000.

4.  Properties
- --------------

    At June 30, 1996, the Company owned a diversified portfolio of 692 properties in 42 states. Of the Company's properties, 682 are single tenant properties with the remaining properties being multi-tenant properties. At June 30, 1996, eight unleased properties were vacant and available for lease.

- --------------------------

    Nine retail properties in six states were acquired during the first six months of 1996 at an aggregate cost of approximately $6.8 million (including the estimated unfunded development costs on seven properties under construction totaling $2.3 million).

                                                         Total
                                                        Invested
                                                        through
         Tenant          Industry       City/State      06/30/96
======================  ===========  ================  ==========
1ST QUARTER
Carver's                Restaurant   Glendale, AZ      $1,521,000
Econo Lube N' Tune      Automotive   Chula Vista, CA      706,000
Econo Lube N' Tune (1)  Automotive   Broomfield, CO       335,000
Econo Lube N' Tune (1)  Automotive   Dallas, TX           387,000
Econo Lube N' Tune (1)  Automotive   Lewisville, TX       312,000

2ND QUARTER
Dairy Mart (1)          Convenience  Mt Washington, KY    329,000
Dairy Mart (1)          Convenience  Tipp City, OH        355,000
Econo Lube N' Tune (1)  Automotive   Arvada, CO           274,000
Jiffy Lube (1)          Automotive   Centerville, OH      305,000
                                                       ----------
Properties acquired in 1996                             4,524,000

Funding in 1996 of buildings under
  construction on land acquired in 1995                   798,000

Capitalized Expenditures Relating
  to Existing Properties                                    9,000

Acquisition of the Outstanding Class A Units of
  R.I.C. Trade Center, Ltd., Silverton Business
  Center, Ltd. and Empire Business Center, Ltd.
  (after this purchase, the Company owned 100%
  of these partnerships)                                  150,000
                                                       ----------
    TOTAL                                              $5,481,000
                                                       ==========

(1) The Company acquired these properties as undeveloped land and is funding construction and other costs relating to the development of the properties by the prospective tenants. The prospective tenants have entered into leases with the Company covering these properties.

5.  Gain on Sales of Properties
- -------------------------------

    For the six months ended June 30, 1996, the Company sold two restaurant properties and received compensation for granting an easement totaling $2.2 million and recognized a gain of $958,000. For the six months ended June 30, 1995, the Company sold one child care property for $315,000 and recognized a gain of $77,000.

    For the three months ended June 30, 1996, the Company sold one restaurant property for $685,000 and recognized a gain of $213,000.

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

                        For the Six Months Ended June 30, 1995
                        -----------------------------------------
                                        Pro Forma
                                       -----------
Revenue                                $24,283,000
Net Income                             $11,817,000
Net Income Per Share                   $      0.58

7.  Distributions Paid And Payable
- ----------------------------------

    During the six months ended June 30, 1996, the Company paid a special distribution of $0.23 per share and six monthly distributions of $0.155 per share. The distributions for the six months totaled $1.16 per share.

    As of June 30, 1996, distributions of $0.155 per share were declared and payable on July 15, 1996 to stockholders of record on July 1, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General
=======

    Realty Income Corporation ("Realty Income" or the "Company") is a fully integrated and self-managed real estate company with in-house acquisition, leasing, legal, financial underwriting, portfolio management and capital markets expertise. The seven senior officers of the Company have each participated in the management of the Company's properties and operations for between six and 27 years. Realty Income has elected to be taxed as a real estate investment trust ("REIT"). As of June 30, 1996, Realty Income owned a diversified portfolio of 692 properties in 42 states consisting of over 4.68 million square feet of leasable space.

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

    The Company's primary business objective is to generate a consistent and predictable level of funds from operations ("FFO") per share and provide distributions to stockholders. Additionally, the Company generally will seek to increase FFO per share and distributions to stockholders through both internal and external growth, while also seeking to lower the ratio of distributions to stockholders as a percentage of FFO in order to allow internal cash flow to be used to fund additional acquisitions and for other corporate purposes. The Company pursues internal growth through (i) contractual rent increases on existing leases; (ii) rental increases at the termination of existing leases when market conditions permit; and (iii) the active management of the Company's property portfolio, including selective sales of properties. The Company generally pursues external growth through the acquisition of additional properties under long-term, triple-net lease agreements with initial contractual base rent which, at the time of acquisition, is in excess of the Company's estimated cost of capital.

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

    In July 1996, the Company expanded its board of directors to seven members. The new directors are Richard J. VanDerhoff, President and Chief Operating Officer of the Company, and Willard
H. Smith, formerly the Managing Director, Equity Capital Markets Division, of Merrill Lynch & Co from 1983 until his recent retirement.

    The Company's common stock is listed on the New York Stock
Exchange under the symbol "O."

Liquidity and Capital Resources
===============================

    Cash Reserves
    -------------

    Realty Income was organized for the purpose of operating as an equity REIT which distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from lease revenue. The Company intends to retain an appropriate amount of cash as working capital reserves. At June 30, 1996, the Company had cash and cash equivalents totaling approximately $865,000.

    Management believes that the Company's cash on hand, cash provided from operating activities and borrowing capacity are sufficient to meet its liquidity needs for the foreseeable future.

    Capital Funding
    ---------------

    Realty Income has a $130 million three-year, revolving, unsecured acquisition credit facility that expires in November 1998. The credit facility currently bears interest at 1.25% over the London Interbank Offered Rate and offers the Company other interest rate options. As of August 1, 1996, $104.4 million of borrowing capacity was available to the Company under the acquisition credit facility. At that time, the outstanding balance on the credit facility was $25.6 million. This credit facility was used to payoff senior notes, and has been and is expected to be used to acquire additional retail properties leased to national and regional retail chains under long term lease agreements. Borrowings to fund additional properties will increase the Company's exposure to interest rate risk.

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

    In the fourth quarter of 1995, the Company issued 2,540,000 shares of common stock at a price of $19.625 per share. The net proceeds of $46.4 million from the stock offering were used to repay borrowings under the acquisition credit facility. These borrowings were used to acquire properties in 1995.

    The Company is not currently involved in any negotiations and has not entered into any arrangements relating to any additional securities issuances.

    Property Acquisitions
    ---------------------

    During the first six months of 1996, Realty Income purchased nine retail properties in six states for $6.8 million (including the estimated unfunded development costs on seven properties under construction totaling $2.3 million). These nine properties will contain approximately 30,800 leasable square feet and are 100% leased under triple-net leases, with an average initial lease term of 16.6 years. The weighted average annual unleveraged return on the cost of the nine properties is estimated to be 11.3%, computed as estimated contractual net operating income (which in the case of a triple-net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year divided by the total acquisition and estimated development costs. No assurance can be given that the actual return on the cost of the nine properties acquired in 1996 will not differ from the foregoing percentage.

    In 1996, the Company also invested $696,000 in four development properties originally acquired in 1995. These four development properties have been completed and are paying rent. Final construction funding of $585,000 is pending on two of these properties and is anticipated to occur in the third quarter of 1996. Land adjacent to a current property in the portfolio was acquired for $102,000 and leased to the adjacent Taco Bell tenant.

    The Company also invested $9,000 in existing properties and purchased the outstanding Class A units in R.I.C. Trade Center, Ltd., Silverton Business Center, Ltd. and Empire Business Center, Ltd. for an aggregate of $150,000. After this purchase, Realty Income owned 100% of these partnerships, which were then dissolved. These partnerships owned three mixed-use light industrial business parks in San Diego, CA.

    From December 1994 through June 1996, Realty Income acquired 71 retail properties (the "New Properties") for an aggregate cost of approximately $76.9 million (including the estimated unfunded development costs on nine properties totaling $2.9 million). The New Properties are located in 20 states, contain approximately 691,600 leasable square feet and are 100% leased under triple-net leases, with an average initial lease term of 16.5 years. The weighted average annual unleveraged return on the cost of the New Properties is estimated to be 11.3%. No assurance can be given that the actual return on the cost of the New Properties will not differ from the foregoing percentage.

    Of the New Properties, 64 were occupied as of June 30, 1996 and the remaining seven were pre-leased and under construction pursuant to contracts under which the tenants have agreed to develop the properties (with development costs funded by the Company) and to begin paying rent when the premises open for business. All of the New Properties, including the properties under development, are leased with initial terms of 10 to 20 years. The New Properties were purchased with $15.6 million of cash on hand and $58.4 million from the acquisition credit facility (of which, $46.4 million was repaid from the net proceeds of the stock offering). The allocation of costs between land, and buildings and improvements on the 64 completed and occupied properties was 42% and 58%, respectively.

                    1996 ACQUISITION ACTIVITY
                         THROUGH JUNE 30
                                                         Total
                                                         Approx-
                                               Initial    imate
                                                Lease    Leasable
                                                Term      Square
   Tenant        Industry        Location      (Years)     Feet
=============   ==========   ===============   =======   ========
1ST QTR
- -------
Carver's        Restaurant   Glendale, AZ        19.8      8,100
Econo Lube
  N' Tune       Automotive   Chula Vista, CA     15.0      2,800
Econo Lube
  N' Tune  (1)  Automotive   Broomfield, CO      15.0      2,800
Econo Lube
  N' Tune  (1)  Automotive   Dallas, TX          15.0      2,700
Econo Lube
  N' Tune  (1)  Automotive   Lewisville, TX      15.0      2,700

2ND QTR
- -------
Dairy Mart (1)  Automotive   Mt. Washington, KY  20.0      2,800
Dairy Mart (1)  Automotive   Tipp City, OH   KY  15.0      3,800
Econo Lube
  N' Tune  (1)  Automotive   Arvada, CO          15.0      2,800
Jiffy Lube (1)  Automotive   Centerville, OH     20.0      2,300
                                               ------   --------
                             Average/Total       16.6     30,800
                                               ======   ========

(1) The Company acquired these properties as undeveloped land and is funding construction and other costs relating to the development of the properties by the prospective tenants. The prospective tenants have entered into leases with the Company covering these properties and are contractually obligated to complete construction on a timely basis and to pay construction cost overruns to the extent they exceed the construction budget by more than 5%. As of June 30, 1996, the total acquisition and estimated construction costs for the seven properties under development was $4.6 million, of which $2.3 million had not been funded.

    Distributions
    -------------

    Cash distributions paid during the first six months of 1996 totaled $26.7 million, including a special distribution of $5.3 million. Cash distributions paid during the comparable period in 1995 totaled $17.6 million. During the first six months of 1996, the Company paid a special distribution of $0.23 per share and six monthly distributions of $0.155 per share, totaling $1.16 per share. During the first six months of 1995, the Company paid six monthly distributions of $0.15 per share, totaling $0.90 per share. In June and July 1996, the Company declared two distributions of $0.155 per share payable on July 15 and August 15, 1996, respectively.

Funds from Operations ("FFO")
=============================

    FFO for the second quarter of 1996 was $11.44 million versus $9.38 million during the second quarter of 1995, an increase of $2.06 million. FFO for the six months ended June 30, 1996 was $22.93 million versus $18.65 million during the comparable period in 1995, an increase of $4.28 million. Realty Income defines FFO as net income less gain on sales of properties, plus provision for impairment losses on properties held for sale, plus depreciation and amortization. In accordance with the recommendations of the National Association of Real Estate Investment Trusts ("NAREIT"), amortization of deferred financing costs are not added back to net income to calculate FFO. Amortization of financing costs are included in interest expense in the consolidated statements of income.

    Management considers FFO to be an appropriate measure of the performance of an equity REIT. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distribution payments. Presentation of this information provides the reader with an additional measure to compare the performance of different REITs.

    FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows from operating, investing, and financing activities as a measure of liquidity or ability to make cash distributions.

    Below is a reconciliation of net income to FFO for the quarter ended June 30, 1996 and 1995:

                                               1996         1995
                                        ===========  ===========
Net Income                              $ 7,615,000  $ 5,794,000
Plus Depreciation and Amortization        4,049,000    3,586,000
Plus Provision for Impairment Losses             --           --
Less Depreciation of Furniture,
  Fixtures and Equipment                    (14,000)          --
Less Gain on Sales of Properties           (213,000)          --
                                        -----------  -----------
Total Funds From Operations             $11,437,000  $ 9,380,000
                                        ===========  ===========

    FFO for the quarter ended June 30, 1996 and 1995 exceeded cash distributions by $753,000 and $603,000, respectively.

    Below is a reconciliation of net income to FFO for the six months ended June 30, 1996 and 1995:

                                               1996         1995
                                        ===========  ===========
Net Income                              $15,465,000  $11,795,000
Plus Depreciation and Amortization        8,123,000    6,931,000
Plus Provision for Impairment Losses        323,000           --
Less Depreciation of Furniture,
  Fixtures and Equipment                    (26,000)          --
Less Gain on Sales of Properties           (958,000)     (77,000)
                                        -----------  -----------
Total Funds From Operations             $22,927,000  $18,649,000
                                        ===========  ===========

    FFO for the six months ended June 30, 1996 and 1995 exceeded cash distributions (excluding the non-recurring special distribution) by $1.6 million and $1.1 million, respectively.

Results of Operations
=====================

    The following is a comparison of the three and six months ended June 30, 1996 to the three and six months ended
June 30, 1995.

    Rental revenue was $13.6 million for the quarter ended
June 30, 1996 versus $12.2 million for the comparable quarter in 1995, an increase of $1.4 million. The increase in rental revenue was primarily due to the New Properties. In the quarter ended June 30, 1996 and 1995, the New Properties generated revenue of $2.0 million and $614,000, respectively, an increase of $1.4 million. Percentage rent, which is included in rental revenue, in the second quarter of 1996 and 1995 was $101,000 and $111,000, respectively.

    Rental revenue was $27.3 million for the six months ended June 30, 1996 versus $24.0 million for the comparable six months in 1995, an increase of $3.3 million. The increase in rental revenue was primarily due to the New Properties. In the six months ended June 30, 1996 and 1995, the New Properties generated revenue of $3.95 million and $769,000, respectively, an increase of $3.18 million. Percentage rent for the six months ended
June 30, 1996 and 1995 was $320,000 and $325,000, respectively.

    At June 30, 1996, 652 or 94.2% of the Company's leases provide for increases in rents through (i) base rent increases tied to a consumer price index with adjustment ceilings or (ii) overage rent based on a percentage of the tenants' gross sales. Some leases contain both types of clauses. Rental revenue generated on 624 properties owned during both the first six months of 1995 and 1996 increased by $284,000 or 1.2%, from $23.19 million to $23.47 million. Rental revenue generated on 624 properties owned during both the second quarter of 1995 and 1996 increased by $102,000 or 0.9%, from $11.55 million to $11.65 million. When comparing 1996 to 1995, same store revenue increased at a slower pace during the second quarter then during the first six months, due to an increase in unleased properties in 1996.

    Unleased properties are a factor in determining gross revenue generated and property costs incurred by the Company. At
June 30, 1996, the Company had eight properties that were not under lease as compared to four properties at June 30, 1995.
Four of the eight unleased properties at June 30, 1996 became available for lease during the second quarter of 1996. All of the remaining properties were under lease agreements with third party tenants.

    The following table represents Realty Income's rental revenue by industry for the six months ended June 30, 1996 and 1995:

                        June 30, 1996          June 30, 1995
                   ----------------------  ----------------------
                      Rental   Percentage     Rental   Percentage
    Industry         Revenue    of Total     Revenue    of Total
=================  =========== ==========  =========== ==========
Automotive         $ 4,079,000     15%     $ 3,622,000     15%
Child Care          11,536,000     42%      11,336,000     47%
Convenience Stores   1,293,000      5%         316,000      1%
Home Furnishings     1,248,000      4%         223,000      1%
Restaurant           6,779,000     25%       6,096,000     26%
Other                2,395,000      9%       2,385,000     10%
                   -----------    ----     -----------    ----
    Total          $27,330,000    100%     $23,978,000    100%
                   ===========    ====     ===========    ====

    Interest revenue decreased by $23,000 in the second quarter of 1996 to $27,000 from $50,000 in 1995 and by $106,000 in the six months ended June 30, 1996 to $50,000 from $156,000 in 1995.
The decrease in interest for both periods was due to lower cash balances, which reflects the Company's desire to maintain an appropriate amount of cash as working capital reserves and invest excess available cash in properties. During the first six months of 1995, the Company invested $10.0 million of cash on hand in properties.

    Depreciation and amortization was $4.0 million in the second quarter of 1996 verses $3.6 million for the comparable quarter in 1995 and $8.1 million for the six months ended June 30, 1996 verses $6.9 million for the comparable six months in 1995. The increase in both periods was primarily due to the depreciation of the New Properties and amortization of goodwill recorded in connection with the Merger.

    Total advisor fees and general and administrative expenses decreased by $662,000 to $1.3 million in the second quarter of 1996 versus $2.0 million in 1995. General and administrative expenses were $1.3 million in the second quarter of 1996 versus $494,000 in 1995 and advisor fees of $1.5 million in 1995. The $794,000 increase in general and administrative expenses was due to expenses for management, accounting systems, office facilities, professional and support personnel (i.e. costs of being self-administered). Such costs were the responsibility of the Advisor through August 17, 1995, which received advisor fees of $1.5 million in the second quarter of 1995. As part of the Merger, the advisory agreement was terminated.

    Total advisor fees and general and administrative expenses decreased by $1.3 million to $2.6 million in the six months ended June 30, 1996 versus $3.9 million in 1995. General and administrative expenses were $2.6 million in 1996 versus $1.0 million in 1995 and advisor fees of $2.9 million in 1995. The $1.6 million increase in general and administrative expenses was due to expenses for management, accounting systems, office facilities, professional and support personnel (i.e. costs of being self-administered). Such costs were the responsibility of the Advisor through August 17, 1995, which received advisor fees of $2.9 million in the first six months of 1995.

    Property expenses are broken down into costs associated with multi-tenant non-triple net lease properties, unleased single-tenant properties and general portfolio expenses. Costs on the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, site checks, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, site checks and title search fees.

    Costs incurred on the ten multi-tenant properties during the second quarter of 1996 and 11 multi-tenant properties in the comparable period of 1995 totaled $280,000 and $244,000, respectively. The increase was primarily due to an increase in insurance. Two of the ten multi-tenant locations became vacant during the second quarter of 1996. One multi-tenant property was sold in August 1995. Costs incurred on the six unleased single-tenant properties in the second quarter of 1996 and three unleased single-tenant properties in the second quarter of 1995 were $32,000 and $16,000, respectively. The increase is due to property taxes, maintenance and utilities on the additional vacant properties. General portfolio costs in 1996 and 1995 totaled $101,000 and $94,000, respectively. The increase in general portfolio costs is primarily due to an increase in title search fees.

    Costs incurred on the ten multi-tenant properties during the six months ended June 30, 1996 and 11 multi-tenant properties in the comparable period of 1995 totaled $559,000 and $492,000. The increase was primarily due to an increase in property taxes and insurance. Costs incurred on the six unleased single-tenant properties during the first six months of 1996 and three unleased single-tenant properties in the comparable period of 1995 were $91,000 and $43,000. The increase is due to property taxes, maintenance and utilities on the additional vacant properties. General portfolio costs in 1996 and 1995 totaled $209,000 and $189,000, respectively. The increase in general portfolio costs is primarily due to an increase in title search fees.

    Interest expense is made up of four components which include;
(i) interest on outstanding loans and notes which is offset by;

(ii) interest capitalized on properties under development. Interest capitalized on properties under development is included in the costs of the completed property and amortized over the estimated useful life of the property. The other two components are; (iii) commitment fees on the undrawn portion of the credit facility; and (iv) amortization of the credit facility origination costs.

    Interest expense for the second quarter of 1996 was $485,000 as compared to $559,000 for 1995. Interest accrued in 1996 and 1995 was $416,000 and $553,000, respectively. Interest accrued was lower in 1996 than in 1995 due to a decrease in the average outstanding balance and lower interest rates on the acquisition credit facility and senior notes. During the second quarter of 1996, the average outstanding balance and interest rate were $24.6 million and 6.81% as compared to $27.7 million and 7.99% during the comparable period in 1995. Included in the 1996 and 1995 accrued interest was capitalized interest totaling $26,000 and $112,000, respectively. Commitment fees in 1996 were $40,000 as compared to $32,000 in 1995. In 1996 and 1995, a commitment fee of 0.15% per annum was accrued on the undrawn portion of the credit facility. Commitment fees increased in 1996 because the borrowing capacity was increased to $130 million from $100 million in December 1995. Amortization of the credit facility origination fees were $55,000 in 1996 as compared to $86,000 in 1995. The amortized credit facility origination fees decreased in 1996 as compared to 1995, because in December 1995 the term of the credit facility was extended one year, which extended the period of time over which unamortized fees are amortized.

    Interest expense for the six months ended June 30, 1996 was $1.0 million as compared to $894,000 for 1995. Interest accrued in 1996 and 1995 was $851,000 and $814,000, respectively.
Interest accrued was higher in 1996 than in 1995 due to an increase in the average outstanding balance on the acquisition credit facility and senior notes, partially offset by lower interest rates. During the first six months of 1996, the average outstanding balance and interest rate were $24.5 million and 6.97% as compared to $20.5 million and 7.99% during the comparable period in 1995. Included in the 1996 and 1995 accrued interest was capitalized interest totaling $40,000 and $158,000, respectively. Commitment fees in 1996 were $85,000 as compared to $70,000 in 1995. In 1996 and 1995, a commitment fee of 0.15%
per annum was accrued on the undrawn portion of the credit facility. Commitment fees increased in 1996 because the borrowing capacity was increased to $130 million from $100 million in December 1995. Amortization of the credit facility origination fees were $109,000 in 1996 as compared to $168,000 in 1995. The amortized credit facility origination fees decreased in 1996 as compared to 1995, because in December 1995 the term of the credit facility was extended one year, which extended the period of time over which unamortized fees are amortized.

    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In the first quarter of 1996, a $323,000 charge was taken to reduce the net carrying value on two properties because they are held for sale. No charge was recorded for an impairment loss in 1995.

    The Company anticipates a small number of property sales will occur in the normal course of business. During the second quarter of 1996, the Company recorded a gain of $213,000 on the sale of one restaurant property which generated cash proceeds from the sale of $685,000. No sales occurred during the comparable period of 1995.

    During the first six months 1996, the Company recorded a gain of $958,000 on the sale of two restaurant properties and the granting of an easement on another property. During 1995, the Company recorded a gain of $77,000 on the sale of one child care property. During 1996 and 1995 cash proceeds generated from these sales were $2.2 million and $315,000, respectively.

    For the second quarter of 1996, the Company had net income of $7.6 million versus $5.8 million in 1995. The $1.8 million increase in net income is primarily due to an increase in rental revenue from New Properties of $1.4 million and a decrease in interest, advisor fees, general and administrative expenses of $736,000, offset by an increase in depreciation and amortization expense.

    For the six months ended June 30, 1996, the Company had net income of $15.5 million versus $11.8 million in 1995. The $3.7 million increase in net income is primarily due to an increase in rental revenue of $3.2 million on the New Properties and a net decrease in interest, advisor fees, general and administrative expenses of $1.2 million, offset by an increase in depreciation and amortization expense.

Properties
==========

    As of June 30, 1996, Realty Income owned a diversified portfolio of 692 properties in 42 states consisting of over 4.68 million square feet of leasable space. The following table sets forth certain geographic diversification information regarding these properties:

                                  Total
              Number             Approx.                Percent
                of              Leasable   Annualized   of Total
              Proper-  Percent   Square       Base     Annualized
   State       ties    Leased     Feet      Rent (1)    Base Rent
============  =======  =======  =========  ===========  =========
Alabama           4      100%      20,300  $   160,000      0.3%
Arizona          28       93      189,200    2,314,000      4.2
California       51       96      914,000    9,163,000     16.8
Colorado         40      100      228,200    2,821,000      5.2
Connecticut       3      100        7,100      160,000      0.3
Florida          40      100      298,600    2,974,000      5.4
Georgia          36      100      177,500    2,339,000      4.3
Idaho            11      100       52,000      653,000      1.2
Illinois         22      100      153,400    1,816,000      3.3
Indiana          20       95       89,800    1,237,000      2.3
Iowa              7      100       37,700      411,000      0.8
Kansas           13      100       80,500      900,000      1.7
Kentucky         11      100       33,400      827,000      1.5
Louisiana         2      100       10,700      126,000      0.2
Maryland          6      100       34,900      501,000      0.9
Massachusetts     4      100       20,900      431,000      0.8
Michigan          5      100       26,900      345,000      0.6
Minnesota        17      100      118,400    1,671,000      3.1
Mississippi       3      100       17,300      176,000      0.3
Missouri         26       96      161,300    1,775,000      3.2
Montana           1      100        5,400       71,000      0.1
Nebraska          8      100       47,100      509,000      0.9
Nevada            5      100       29,100      350,000      0.6
New Hampshire     1      100        6,400      119,000      0.2
New Jersey        2      100       22,700      344,000      0.6
New Mexico        3      100       12,000      102,000      0.2
New York          4      100       24,300      469,000      0.9
North Carolina   18      100       77,100    1,154,000      2.1
Ohio             40      100      176,800    2,724,000      5.0
Oklahoma          9      100       60,200      541,000      1.0
Oregon           18      100       98,500    1,129,000      2.1
Pennsylvania      4      100       28,300      420,000      0.8
South Carolina   19       95       82,000    1,022,000      1.9
South Dakota      1      100        6,100       79,000      0.1

(continued)

                                  Total
              Number             Approx.                Percent
                of              Leasable   Annualized   of Total
              Proper-  Percent   Square       Base     Annualized
   State       ties    Leased     Feet      Rent (1)    Base Rent
============  =======  =======  =========  ===========  =========
Tennessee         8      100       56,400      784,000      1.4
Texas           125       99      832,400    8,545,000     15.6
Utah              7      100       45,400      588,000      1.1
Virginia         12      100       67,000      888,000      1.6
Washington       41      100      246,900    2,922,000      5.3
West Virginia     1      100        4,600       58,000      0.1
Wisconsin        10      100       55,200      665,000      1.2
Wyoming           6      100       32,100      410,000      0.8
              -------  -------  ---------  -----------  ---------
Total/Average   692       99%   4,688,100  $54,693,000    100.0%
              =======  =======  =========  ===========  =========

(1) Does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties. Annualized base rent is calculated by multiplying the monthly contractual base rent as of June 30, 1996 for each of the properties by 12.

    Realty Income's 692 properties consist of 140 after-market automotive retail locations, 319 child care centers, 38 convenience stores, 4 home furnishings stores, 176 restaurant facilities, and 15 other properties. Of the 692 properties, 623 or 90% are leased to national or major regional retail chain operators; 44 or 6% are leased to franchisees of retail chain operators; 17 or 3% are leased to other tenant types; and 8 or 1% are available for lease. The following table sets forth certain information regarding the Company's properties as of June 30, 1996, classified according to the business of the respective tenants:

                             Approx. Realty   Total
                              Total  Income   Approx.   Annual-
                              Loca-  Owned   Leasable    ized
                  Industry    tions  Loca-    Square     Base
    Tenant        Segment      (1)   tions     Feet    Rent (2)
==============  ============ ======= ====== ========= ===========
AUTOMOTIVE
- ----------
Discount Tire   Parts           290    18     103,200 $ 1,155,000
Northern
  Automotive    Parts           560    79     409,100   4,177,000
R & S Strauss   Parts           110     2      31,200     431,000
Econo Lube
  N' Tune       Service         210     6      16,700     402,000
Jiffy Lube      Service       1,210    25      59,300   1,496,000
Q Lube          Service         460     4       7,600     180,000
Speedy
  Muffler
  King          Service       1,030     4      20,200     311,000
Other           Automotive       --     2       6,500      90,000
                                     ------ --------- -----------
  Total after-market automotive       140     653,800   8,242,000

CHILD CARE
- ----------
Children's
  World
  Learning
  Centers       Child Care      500   134     964,000  13,272,000
KinderCare
  Learning
  Centers       Child Care    1,150    13      79,800   1,055,000
La Petite
  Academy       Child Care      770   171     977,300   8,732,000
Other           Child Care       --     1       4,200          --
                                     ------ --------- -----------
  Total child care                    319   2,025,300  23,059,000

CONVENIENCE STORES
- ------------------
7-ELEVEN        Convenience  15,000     3       9,700     235,000
Dairy Mart      Convenience     870    20      60,100   1,314,000
The Pantry      Convenience     390    14      34,400   1,333,000
Other           Convenience      --     1       2,100      31,000
                                     ------ --------- -----------
  Total convenience stores             38     106,300   2,913,000

(continued)

                             Approx. Realty   Total
                              Total  Income   Approx.   Annual-
                              Loca-  Owned   Leasable    ized
                  Industry    tions  Loca-    Square     Base
    Tenant        Segment      (1)   tions     Feet    Rent (2)
==============  ============ ======= ====== ========= ===========
HOME FURNISHINGS
- ----------------
Levitz             Home
                Furnishings     130     4     376,400   2,496,000
                                     ------ --------- -----------
  Total home furnishings                4     376,400   2,496,000

RESTAURANTS
- -----------
Don Pablo's     Dinner House     50     7      60,700     597,000
Carver's        Dinner House     90     3      26,600     495,000
Other           Dinner House     --    13     107,900   1,125,000
Golden Corral   Family          450    90     529,600   6,981,000
Sizzler         Family          600     7      37,600     841,000
Other           Family           --     4      23,900     157,000
Hardees         Fast Food     3,870     3      10,300     108,000
Taco Bell       Fast Food     4,620    24      54,100   1,501,000
Whataburger     Fast Food       520     9      23,000     616,000
Other           Fast Food        --    16      45,200     864,000
                                     ------ --------- -----------
  Total restaurants                   176     918,900  13,285,000

  Total other   Miscellaneous          15     607,400   4,698,000
                                     ------ --------- -----------
  Total                               692   4,688,100 $54,693,000
                                     ====== ========= ===========

(1) Approximate total number of retail locations in operation under this format (including both corporate owned and franchised locations), based on information provided to the Company by the respective tenants in the first quarter of 1996.

(2) Does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties. Annualized base rent is calculated by multiplying the monthly contractual base rent as of June 30, 1996 for each of the properties by 12.

    Of the 692 properties owned at June 30, 1996, 682 are single-tenant with the remaining being multi-tenant properties. The average remaining lease term for all leases on the Company's properties, excluding the multi-tenant properties, is approximately 8.9 years. The lease expirations for seven properties under construction are based on the estimated date of completion of such properties.

    The following table sets forth certain information regarding the timing of lease expirations on the Company's 676 triple-net leased, single tenant retail properties:

                                                Percent of Total
               Number of        Annualized         Annualized
  Year      Leases Expiring    Base Rent (2)       Base Rent
========    ===============    =============    =================
  1996           15             $   572,000             1.1%
  1997           15                 587,000             1.2
  1998            4                 168,000             0.3
  1999           20                 897,000             1.8
  2000           27               1,323,000             2.6
  2001           46               3,599,000             7.1
  2002           73               5,829,000            11.5
  2003           69               5,134,000            10.1
  2004           78               6,244,000            12.3
  2005           87               6,027,000            11.7
  2006           30               2,501,000             4.9
  2007           78               4,395,000             8.6
  2008           41               3,384,000             6.7
  2009           11                 714,000             1.4
  2010           34               2,729,000             5.4
  2011           16               1,290,000             2.5
  2012            1                 135,000             0.3
  2013            0                      --              --
  2014            2                 265,000             0.5
  2015           25               4,789,000             9.4
  2016            3                 231,000             0.5
  2017            0                      --              --
  2018            1                  39,000             0.1
            ---------------    -------------    -----------------
  Total         676 (1)         $50,852,000           100.0%
            ===============    =============    =================

(1) The table does not include ten multi-tenant properties and six vacant, unleased single-tenant properties owned by the Company.

(2) Does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties. Annualized base rent is calculated by multiplying the monthly contractual base rent as of June 30, 1996 for each of the properties by 12.

Impact Of Inflation
===================

    Tenant leases generally provide for increases in rent as a result of increases in the tenant's sales volumes or increases in the consumer price index. Management expects that inflation will cause these lease provisions to result in increases in rent over time. However, inflation and increased costs may have an adverse impact on the tenants if increases in the tenant's operating expenses exceed increases in revenue. Approximately 98% of the properties are leased to tenants under triple-net leases in which the tenant is responsible for substantially all property costs and expenses. These features in the leases reduce the Company's exposure to rising expenses due to inflation.

PART II.  OTHER INFORMATION
===========================

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of stockholders of Realty Income Corporation was held on May 14, 1996 for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

    All of management's nominees for directors as listed in the proxy statement were re-elected with the following vote:

                               Shares                   Withhold
                              Voted For     Percent     Authority
                             ----------     -------     ---------

    Donald R. Cameron        15,497,098      67.45       214,984
    William E. Clark         15,484,424      67.39       227,658
    Roger P. Kuppinger       15,489,982      67.42       222,100
    Thomas A. Lewis          15,493,210      67.43       218,872
    Michael D. McKee         15,489,156      67.41       222,926

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

       10.1         Revolving Credit Agreement (filed as Exhibit
                    99.2 to the Company's Form 8-K dated
                    December 16, 1994 and incorporated herein by reference)

       10.2         Second Amendment to the Revolving Credit
                    Agreement (filed as Exhibit 99.2 to the
                    Company's Form 8-K dated December 19, 1995 and incorporated herein by reference)

       27 Financial Data Schedule (electronically filed with the Securities and Exchange Commission only)

    B. No report on Form 8-K was filed during the quarter for which this report is filed.

        A report on Form 8-K dated July 15, 1996 was filed on July 22, 1996 reporting that Realty Income Corporation's board of directors was expanded to seven members.

                            SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    REALTY INCOME CORPORATION

(Signature and Title)          /s/ GARY M. MALINO
Date: August 9, 1996           ----------------------------------
                               Gary M. Malino, Vice President
                               Chief Financial Officer (Principal
                               Financial and Accounting Officer)

                          EXHIBIT INDEX



Exhibit No.     Description                                  Page
===========     ===========                                  ----
    27          Financial Data Schedule (Electronically
                filed with the Securities and Exchange
                Commission only)............................   34