Form 10-Q
period 1996-09-30
REALTY INCOME CORP
filed 1996-11-13
CIK 726728

(Note: WORD for DOS; Courier 12; 1" margins)
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
                            =========

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended SEPTEMBER 30, 1996, or
                                     ==================

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

                       YES [X]     NO [ ]

     Number of shares outstanding of common stock as of November 13, 1996: Common Stock, $1.00 par value; 22,976,237

                    REALTY INCOME CORPORATION

                            Form 10-Q
                       September 30, 1996

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
         Notes to Consolidated Financial Statements......... 9-14

Item 2:  Management's Discussion And Analysis Of
         Financial Condition And Results Of Operations......15-32


PART II. OTHER INFORMATION
==========================

Item 6:  Exhibits and Reports on Form 8-K...................32-33


SIGNATURE...................................................   34


EXHIBIT INDEX...............................................   35


EXHIBITS....................................................36-64

PART I.  FINANCIAL INFORMATION
==============================

ITEM 1.  FINANCIAL STATEMENTS

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
            September 30, 1996 And December 31, 1995
          (dollars in thousands, except per share data)

                                              1996          1995
                                       (Unaudited)
                                       ===========     =========

ASSETS
Real Estate, at Cost:
  Land                                   $ 154,824     $ 147,789
  Buildings and Improvements               375,254       367,637
                                         ---------     ---------
                                           530,078       515,426
  Less - Accumulated Depreciation
    and Amortization                      (134,854)     (126,062)
                                         ---------     ---------
    Net Real Estate, at Cost               395,224       389,364
Cash and Cash Equivalents                    1,444         1,650
Accounts Receivable                            728         1,638
Due from Affiliates                            493           493
Other Assets                                 1,671         1,927
Goodwill                                    21,880        22,567
                                         ---------     ---------
    TOTAL ASSETS                         $ 421,440     $ 417,639
                                         =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions Payable                    $   3,561     $  12,407
Accounts Payable and Accrued Expenses          460           673
Other Liabilities                            4,723         4,541
Line of Credit Payable                      36,600         6,000
Notes Payable                                   --        12,597
                                         ---------     ---------
    TOTAL LIABILITIES                       45,344        36,218
                                         ---------     ---------

Continued on next page

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
            September 30, 1996 And December 31, 1995
          (dollars in thousands, except per share data)

                                              1996          1995
                                       (Unaudited)
                                       ===========     =========

Stockholders' Equity
Preferred Stock, Par Value
  $1.00 Per Share, 5,000,000 Shares
  Authorized, No Shares Issued
  or Outstanding                                --            --
Common Stock, Par Value $1.00 Per
  Share, 40,000,000 Shares
  Authorized, 22,976,237 Shares
  Issued and Outstanding                    22,976        22,976
Capital in Excess of Par Value             515,931       516,119
Accumulated Distributions
  in Excess of Net Income                 (162,811)     (157,674)
                                         ---------     ---------
    TOTAL STOCKHOLDERS' EQUITY             376,096       381,421
                                         ---------     ---------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY               $ 421,440     $ 417,639
                                         =========     =========



















   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements Of Income
                =================================
 For The Three And Nine Months Ended September 30, 1996 And 1995
          (dollars in thousands, except per share data)
                           (Unaudited)

                    Three        Three         Nine         Nine
                   Months       Months       Months       Months
                    Ended        Ended        Ended        Ended
                  9/30/96      9/30/95      9/30/96      9/30/95
               ==========   ==========   ==========   ==========

REVENUE
Rental         $   13,777   $   13,023   $   41,106   $   37,001
Interest               27           48           77          204
Other                  36           31           71           68
               ----------   ----------   ----------   ----------
                   13,840       13,102       41,254       37,273
               ----------   ----------   ----------   ----------
EXPENSES
Depreciation
  and Amorti-
  zation            4,052        3,863       12,175       10,793
General and
  Adminis-
  trative           1,272          916        3,870        1,913
Advisor Fees           --          753           --        3,661
Property              397          413        1,256        1,137
Interest              497        1,016        1,502        1,910
Provision for
  Impairment
  Losses               --           --          323           --
               ----------   ----------   ----------   ----------
                    6,218        6,961       19,126       19,414
               ----------   ----------   ----------   ----------
Income from
  Operations        7,622        6,141       22,128       17,859
Net Gain
  (Loss) on
  Sales of
  Properties          268          (21)       1,226           56
               ----------   ----------   ----------   ----------
NET INCOME     $    7,890   $    6,120   $   23,354   $   17,915
               ==========   ==========   ==========   ==========

Continued on next page

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements Of Income
                =================================
 For The Three And Nine Months Ended September 30, 1996 And 1995
          (dollars in thousands, except per share data)
                           (Unaudited)

                    Three        Three         Nine         Nine
                   Months       Months       Months       Months
                    Ended        Ended        Ended        Ended
                  9/30/96      9/30/95      9/30/96      9/30/95
               ==========   ==========   ==========   ==========

Net Income
  Per Share    $     0.34   $     0.31   $     1.02   $     0.91
               ==========   ==========   ==========   ==========

Weighted
  Average
  Number of
  Shares
  Outstanding  22,977,501   19,949,843   22,976,974   19,653,479
               ==========   ==========   ==========   ==========
























   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
      For The Nine Months Ended September 30, 1996 And 1995
                     (dollars in thousands)
                           (Unaudited)

                                              1996          1995
                                         =========     =========

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                             $    23,354     $  17,915
Adjustments to Net Income:
  Depreciation and Amortization             12,175        10,793
  Provision for Impairment Losses              323            --
  Net Gain on Sales of Properties           (1,226)          (56)
  Change in Assets and Liabilities
    (net of the Merger with
    R.I.C. Advisor, Inc.):
    Accounts Receivable and
      Other Assets                           1,060          (772)
    Due to Advisor                              --           (32)
    Accounts Payable, Accrued
      Expenses and Other Liabilities           (31)          520
                                         ---------     ---------
    Net Cash Provided by
      Operating Activities                  35,655        28,368
                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sales of Properties            3,645           463
Acquisition of and Additions
  to Properties                            (19,984)      (56,107)
                                         ---------     ---------
    Net Cash Used in
      Investing Activities                 (16,339)      (55,644)
                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Distributions                  (37,337)      (26,813)
Proceeds from Line of Credit                33,300        44,600
Payment of Line of Credit                   (2,700)           --
Payment of Notes Payable                   (12,597)           --
Stock Offering Costs                          (188)           --
Cash Acquired from Advisor Merger               --           647
                                         ---------     ---------
    Net Cash Provided By (Used in)
      Financing Activities                 (19,522)       18,434
                                         ---------     ---------

Continued on next page

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
      For The Nine Months Ended September 30, 1996 And 1995
                     (dollars in thousands)
                           (Unaudited)

                                              1996          1995
                                         =========     =========

Net Decrease in
  Cash and Cash Equivalents                   (206)       (8,842)

Cash and Cash Equivalents,
  Beginning of Period                        1,650        11,673
                                         ---------     ---------
Cash and Cash Equivalents,
  End of Period                          $   1,444     $   2,831
                                         =========     =========

For supplemental disclosure of cash flow information, see Note 8.


























   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
           Notes To Consolidated Financial Statements
           ==========================================
                       September 30, 1996
                           (Unaudited)

1.  Management Statement and General
------------------------------------

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

    During the first quarter of 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 provides guidance for the recognition and measurement of impairment of long-lived assets, including goodwill, related both to assets to be held and used and assets to be disposed of. Under SFAS 121, a provision for impairment loss is recognized for assets to be held and used if estimated future cash flows (undiscounted and without interest charges) over a long-term holding period, plus estimated disposition proceeds (undiscounted) are less than current book value. In addition, for assets to be disposed of, a provision for impairment loss is recognized for the amount by which the current book value of the asset to be disposed of exceeds its fair value less cost to sell.

    During the first quarter of 1996, the Company recorded provision for impairment losses of $323,000 related to two properties to be disposed of. No provision was recognized in 1995.

    Certain of the 1995 balances have been reclassified to conform to 1996 presentation. The reclassifications had no effect on stockholders' equity or net income.

2.  Credit Facility
-------------------

    The Company has a $130 million, three-year, revolving, unsecured acquisition credit facility that expires in November 1998. As of September 30, 1996 and December 31, 1995, the outstanding balance on the credit facility was $36.6 million and $6.0 million, respectively, with an effective interest rate of approximately 6.88% and 7.19%, respectively. A commitment fee of 0.15%, per annum, accrues on the average amount of the unused available credit commitment. The fee can increase up to 0.35% if the Company reaches certain debt levels.

    The credit facility is subject to various leverage and interest coverage ratio limitations, all of which the Company is and has been in compliance with.

    For the nine months ended September 30, 1996 and 1995, interest of $91,000 and $187,000, respectively, was capitalized on properties under construction. For the three months ended September 30, 1996 and 1995, interest of $51,000 and $29,000, respectively, was so capitalized.

3.  Notes Payable
-----------------

    The Company redeemed, at par, the $12.6 million principal amount of variable rate senior notes due 2001 on March 29, 1996. Interest incurred on the notes for the nine months ended September 30, 1996 and 1995 was $217,000 and $758,000, respectively. Interest incurred on the notes for the three months ended September 30, 1996 and 1995 was $0 and $239,000, respectively.

4.  Properties
--------------

    At September 30, 1996, the Company owned a diversified portfolio of 700 properties in 42 states. Of the Company's properties, 691 are single tenant properties with the remaining properties being multi-tenant properties. At September 30, 1996, eight properties were vacant and available for lease. One of the vacant properties was sold in October 1996 at a nominal gain.

--------------------------

    Twenty retail properties in 11 states were acquired during the first nine months of 1996 at an aggregate cost of approximately $22.8 million (including the estimated unfunded development costs on nine properties under construction totaling
$4.0 million).

                                                         Total
                                                        Invested
                                                        through
        Tenant           Industry      City/State       09/30/96
====================== ===========  ================= ===========

1ST QUARTER
-----------
Carver's               Restaurant   Glendale AZ       $ 1,521,000
Econo Lube N' Tune     Auto Service Chula Vista CA        723,000
Econo Lube N' Tune     Auto Service Broomfield CO         601,000
Econo Lube N' Tune     Auto Service Dallas TX             527,000
Econo Lube N' Tune     Auto Service Lewisville TX         525,000

2ND QUARTER
-----------
Dairy Mart (1)         Convenience  Mt. Washington KY     491,000
Dairy Mart (1)         Convenience  Tipp City OH          361,000
Econo Lube N' Tune     Auto Service Arvada CO             501,000
Jiffy Lube             Auto Service Centerville OH        656,000

3RD QUARTER
-----------
Best Buy               Consumer
                       Electronics  Thousand Oaks CA    8,830,000
Dairy Mart (1)         Convenience  Streetsboro OH        405,000
Dairy Mart (1)         Convenience  Wadsworth OH          271,000
Econo Lube N' Tune (1) Auto Service Arvada CO             245,000
Econo Lube N' Tune (1) Auto Service Virginia Beach VA     288,000
Econo Lube N' Tune (1) Auto Service Bremerton WA          344,000
Jiffy Lube (1)         Auto Service Beavercreek OH        206,000
Jiffy Lube (1)         Auto Service Huber Heights OH      286,000
Speedy Brake & Muffler Auto Service Hartford CT           731,000
Speedy Brake & Muffler Auto Service Indianapolis IN       660,000
Speedy Brake & Muffler Auto Service Milwaukee WI          628,000
                                                      -----------
Properties acquired in 1996                            18,800,000

Funding in 1996 of buildings under
  construction on land acquired in 1995                 1,025,000

--------------------------

(continued)

                                                         Total
                                                        Invested
                                                        through
        Tenant           Industry      City/State       09/30/96
====================== ===========  ================= ===========

Capitalized Expenditures Relating
  to Existing Properties                                    9,000

Acquisition of the outstanding Class A Units of
  R.I.C. Trade Center, Ltd., Silverton Business
  Center, Ltd. and Empire Business Center, Ltd.
  (after this purchase, the Company owned 100%
  of these partnerships)                                  150,000
                                                      -----------
    TOTAL                                             $19,984,000
                                                      ===========

(1) The Company acquired these properties, which are under construction, as undeveloped land and is funding construction and other costs relating to the development of the properties by the prospective tenants. The prospective tenants have entered into leases with the Company covering these properties.

5.  Net Gain on Sales of Properties
-----------------------------------

    For the nine months ended September 30, 1996, the Company sold one multi-tenant property, four restaurant properties and received compensation for granting an easement totaling $3.6 million and recognized a gain of $1.2 million. For the nine months ended September 30, 1995, the Company sold one child care property and one multi-tenant property for $463,000 and recognized a net gain of $56,000.

    For the three months ended September 30, 1996, the Company sold one multi-tenant property and two restaurant properties for $1.4 million and recognized a gain of $268,000. For the three months ended September 30, 1995, the Company sold one multi-tenant property for $148,000 and recognized a loss of $21,000.

6.  Related Party Transactions
------------------------------

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

                     For the Nine Months Ended September 30, 1995

                                       Pro Forma
                                      -----------

Revenue                               $37,483,000
Net Income                            $16,495,000
Net Income Per Share                  $      0.81

7.  Distributions Paid And Payable
----------------------------------

    During the nine months ended September 30, 1996, the Company paid a special distribution of $0.23 per share and nine monthly distributions of $0.155 per share. The distributions for the nine months totaled $1.625 per share.

    As of September 30, 1996, distributions of $0.155 per share were declared and payable on October 15, 1996 to stockholders of record on October 1, 1996.

8.  Supplemental Disclosure of Cash Flow Information
----------------------------------------------------

    Interest paid, net of interest capitalized, during the first nine months of 1996 and 1995 was $1,214,000 and $1,563,000, respectively.

    The following non-cash investing and financing activities are included in the accompanying financial statements:

    The merger of the Advisor into the Company on August 17, 1995 resulted in the following:

    Increase in:
      Other Assets                                  $ (1,143,000)
      Goodwill                                       (21,184,000)
      Common Stock retired after the merger           (1,230,000)

    Increases/(Decrease) in:
      Other Liabilities                                3,029,000
      Due to Advisor                                      (2,000)
      Common Stock                                       991,000
      Capital in Excess of Par Value                  20,186,000
                                                    ------------
      Cash Acquired from Advisor Merger             $    647,000
                                                    ============

    After the merger, shares acquired by the Company in the merger were retired resulting in the following decreases:

    Common Stock                                    $    (58,000)
    Capital in Excess of Par Value                    (1,172,000)
                                                    ------------
    Total                                           $ (1,230,000)
                                                    ============

    In 1995, Other Assets of $1,526,000 were reclassified to
Goodwill.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General
=======

    Realty Income Corporation ("Realty Income" or the "Company") is a fully integrated and self-managed real estate company with in-house acquisition, leasing, legal, financial underwriting, portfolio management and capital markets expertise. The seven senior officers of the Company have each participated in the management of the Company's properties and operations for between six and 27 years. Realty Income has elected to be taxed as a real estate investment trust ("REIT"). As of September 30, 1996, Realty Income owned a diversified portfolio of 700 properties in 42 states consisting of over 4.7 million square feet of leasable space.

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

    The Company's primary business objective is to generate a consistent and predictable level of funds from operations ("FFO") per share and provide distributions to stockholders. Additionally, the Company generally will seek to increase FFO per share and provide distributions to stockholders through both internal and external growth, while also seeking to lower the ratio of distributions to stockholders as a percentage of FFO in order to allow internal cash flow to be used to fund additional acquisitions and for other corporate purposes. The Company pursues internal growth through (i) contractual rent increases on existing leases; (ii) rental increases at the termination of existing leases when market conditions permit; and (iii) the active management of the Company's property portfolio, including selective sales of properties. The Company generally pursues external growth through the acquisition of additional properties under long-term, triple-net lease agreements with initial contractual base rent which, at the time of acquisition, is in excess of the Company's estimated cost of capital.

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

    In July 1996, the Company expanded its board of directors to seven members. The new directors are Richard J. VanDerhoff, President and Chief Operating Officer of the Company, and Willard
H. Smith, formerly a Managing Director, Equity Capital Markets Division, of Merrill Lynch & Co from 1983 until his recent retirement in August 1995.

    In October 1996, the Company changed transfer agents from Chase Mellon Shareholder Services to The Bank of New York.

    The Company's common stock is listed on the New York Stock
Exchange under the symbol "O."

Liquidity and Capital Resources
===============================

    Cash Reserves
    -------------

    Realty Income was organized for the purpose of operating as an equity REIT which distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from lease revenue. The Company intends to retain an appropriate amount of cash as working capital reserves. At September 30, 1996, the Company had cash and cash equivalents totaling $1.4 million.

    Management believes that the Company's cash on hand, cash provided from operating activities and borrowing capacity are sufficient to meet its liquidity needs for the foreseeable future.

    Capital Funding
    ---------------

    Realty Income has a $130 million three-year, revolving, unsecured acquisition credit facility that expires in November 1998. The credit facility currently bears interest at 1.25% over the London Interbank Offered Rate ("LIBOR") and offers the Company other interest rate options. As of October 31, 1996, $93.4 million of borrowing capacity was available to the Company under the acquisition credit facility. At that time, the outstanding balance was $36.6 million. This credit facility was used to payoff senior notes, and has been and is expected to be used to acquire additional retail properties leased to national and regional retail chains under long term lease agreements. Borrowings to fund additional properties will increase the Company's exposure to interest rate risk.

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

    Property Acquisitions
    ---------------------

    During the first nine months of 1996, Realty Income purchased 20 retail properties in 11 states for $22.8 million (including the estimated unfunded development costs on nine properties under construction totaling $4.0 million). These 20 properties will contain approximately 129,800 leasable square feet and are 100% leased under triple-net leases, with an average initial lease term of 16.5 years. The weighted average annual unleveraged return on the cost of the 20 properties is estimated to be 10.7%, computed as estimated contractual net operating income (which in the case of a triple-net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year divided by the total acquisition and estimated development costs. No assurance can be given that the actual return on the cost of the 20 properties acquired in 1996 will not differ from the foregoing percentage.

    In 1996, the Company also invested $923,000 in four development properties originally acquired in 1995. These four development properties have been completed and the tenants are paying rent. Final construction costs of $358,000 are expected to be funded on two of these properties in the fourth quarter of 1996. Land adjacent to an existing property in the portfolio was acquired for $102,000 and leased to the Company's adjacent tenant.

    During 1996, the Company also invested $9,000 in existing properties and purchased the outstanding Class A units in R.I.C. Trade Center, Ltd., Silverton Business Center, Ltd. and Empire Business Center, Ltd. for an aggregate of $150,000. After this purchase, Realty Income owned 100% of these partnerships, which were then dissolved. These partnerships owned three mixed-use light industrial business parks in San Diego, CA.

    From December 1994 through September 1996, Realty Income acquired 82 retail properties (the "New Properties") for an aggregate cost of approximately $92.9 million (including the estimated unfunded development costs on nine properties totaling $4.4 million). The New Properties are located in 20 states, contain approximately 790,600 leasable square feet and are 100% leased under triple-net leases, with an average initial lease term of 16.5 years. The weighted average annual unleveraged return on the cost of the New Properties is estimated to be 11.2%. No assurance can be given that the actual return on the cost of the New Properties will not differ from the foregoing percentage.

    Of the New Properties, 73 were occupied as of September 30, 1996 and the remaining nine were pre-leased and under construction pursuant to contracts under which the tenants have agreed to develop the properties (with development costs funded by the Company) and to begin paying rent when the premises open for business. All of the New Properties, including the properties under development, are leased with initial terms of 10 to 20 years. The New Properties were purchased with $18.1 million of cash on hand and $70.4 million from the acquisition credit facility (of which, $46.4 million was repaid from the net proceeds of the stock offering). The allocation of costs between land, and buildings and improvements on the 73 completed and occupied New Properties was 40.5% and 59.5%, respectively.

          1996 ACQUISITION ACTIVITY THROUGH SEPTEMBER 30

                                                          Total
                                                Initial  Approx.
                                                 Lease   Leasable
                                                 Term     Square
    Tenant       Industry        Location       (Years)    Feet
==============  ===========  =================  =======  ========

1ST QUARTER
Carver's        Restaurant   Glendale, AZ         19.8      8,100
Econo Lube
  N' Tune       Auto Service Chula Vista, CA      15.0      2,800
Econo Lube
  N' Tune       Auto Service Broomfield, CO       15.0      2,800
Econo Lube
  N' Tune       Auto Service Dallas, TX           15.0      2,600
Econo Lube
  N' Tune       Auto Service Lewisville, TX       15.0      2,700

2ND QUARTER
Dairy Mart (1)  Convenience  Mt. Washington, KY   20.0      2,800
Dairy Mart (1)  Convenience  Tipp City, OH        15.0      3,800
Econo Lube
  N' Tune       Auto Service Arvada, CO           15.0      2,800
Jiffy Lube      Auto Service Centerville, OH      20.0      2,300

3RD QUARTER
Best Buy        Consumer     Thousand Oaks, CA    20.0     59,200
                Electronics
Dairy Mart (1)  Convenience  Streetsboro, OH      15.0      3,800
Dairy Mart (1)  Convenience  Wadsworth, OH        15.0      2,700
Econo Lube
  N' Tune  (1)  Auto Service Arvada, CO           15.0      2,500
Econo Lube
  N' Tune  (1)  Auto Service Virginia Beach, VA   15.0      2,800
Econo Lube
  N' Tune  (1)  Auto Service Bremerton, WA        15.0      2,800
Jiffy Lube (1)  Auto Service Beavercreek, OH      20.0      2,300
Jiffy Lube (1)  Auto Service Huber Heights, OH    20.0      2,300
Speedy Brake &
  Muffler       Auto Service Hartford, CT         15.0     10,000
Speedy Brake &
  Muffler       Auto Service Indianapolis, IN     15.0      5,300
Speedy Brake &
  Muffler       Auto Service Milwaukee, WI        15.0      5,400
                                                -------  --------
Average/Total                                     16.5    129,800
                                                =======  ========

(1) The Company acquired these properties, which are under construction, as undeveloped land and is funding construction and other costs relating to the development of the properties by the prospective tenants. The prospective tenants have entered into leases with the Company covering these properties and are contractually obligated to complete construction on a timely basis and to pay construction cost overruns to the extent they exceed the construction budget by more than 5%. As of September 30, 1996, the total acquisition and estimated construction costs for the nine properties under development was $6.7 million, of which $4.0 million had not been funded.

    Distributions
    -------------

    Cash distributions paid during the first nine months of 1996 totaled $37.3 million, including a special distribution of $5.3 million. Cash distributions paid during the comparable period in 1995 totaled $26.8 million. During the first nine months of 1996, the Company paid a special distribution of $0.23 per share and nine monthly distributions of $0.155 per share, totaling $1.625 per share. During the first nine months of 1995, the Company paid seven monthly distributions of $0.15 per share and increased its monthly distribution to $0.155 per share in August and September. The distributions for the first nine months of 1995 totaled $1.36 per share.

    In September and October 1996, the Company declared two distributions of $0.155 per share payable on October 15, 1996 and November 15, 1996, respectively.

Funds from Operations ("FFO")
=============================

    FFO for the third quarter of 1996 was $11.7 million versus $10.0 million during the third quarter of 1995, an increase of $1.7 million or 16.6%. FFO for the nine months ended
September 30, 1996 was $34.6 million versus $28.7 million during the comparable period in 1995, an increase of $5.9 million or 20.7%. Realty Income defines FFO as net income before gain
(loss) on sales of properties, plus provision for impairment losses on properties held for sale, plus depreciation and amortization. In accordance with the recommendations of the National Association of Real Estate Investment Trusts ("NAREIT"), amortization of deferred financing costs are not added back to net income to calculate FFO. Amortization of financing costs are included in interest expense in the consolidated statements of income.

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

    Below is a reconciliation of net income to FFO for the quarter ended September 30, 1996 and 1995:

                                            1996         1995
                                        ===========  ===========

Net Income                              $ 7,890,000  $ 6,120,000
Plus Depreciation and Amortization        4,052,000    3,863,000
Plus Loss on Sales of Properties                 --       21,000
Less Depreciation of Furniture,
  Fixtures and Equipment                    (14,000)      (6,000)
Less Gain on Sales of Properties           (268,000)          --
                                        -----------  -----------
Total Funds From Operations             $11,660,000  $ 9,998,000
                                        ===========  ===========

    For the quarter ended September 30, 1996 and 1995, FFO exceeded cash distributions by $976,000 and $738,000, respectively.

    Below is a reconciliation of net income to FFO for the nine months ended September 30, 1996 and 1995:

                                            1996         1995
                                        ===========  ===========

Net Income                              $23,354,000  $17,915,000
Plus Depreciation and Amortization       12,175,000   10,793,000
Plus Provision for Impairment Losses        323,000           --
Less Depreciation of Furniture,
  Fixtures and Equipment                    (40,000)      (6,000)
Less Net Gain on Sales of Properties     (1,226,000)     (56,000)
                                        -----------  -----------
Total Funds From Operations             $34,586,000  $28,646,000
                                        ===========  ===========

    For the nine months ended September 30, 1996 and 1995, FFO exceeded cash distributions (excluding the non-recurring special distribution) by $2.5 million and $1.8 million, respectively.

Results of Operations
=====================

    The following is a comparison of the three and nine months ended September 30, 1996 to the three and nine months ended
September 30, 1995.

    Rental revenue was $13.8 million for the quarter ended September 30, 1996 versus $13.0 million for the comparable quarter in 1995, an increase of $754,000. The increase in rental revenue was primarily due to the New Properties. In the quarter ended September 30, 1996 and 1995, the New Properties generated revenue of $2.1 million and $1.4 million, respectively, an increase of $669,000. Percentage rent, which is included in rental revenue, in the third quarter of 1996 and 1995 was $247,000 and $274,000, respectively.

    Rental revenue was $41.1 million for the nine months ended September 30, 1996 versus $37.0 million for the comparable nine months in 1995, an increase of $4.1 million. The increase in rental revenue was primarily due to the New Properties. In the nine months ended September 30, 1996 and 1995, the New Properties generated revenue of $6.0 million and $2.2 million, respectively, an increase of $3.8 million. Percentage rent for the nine months ended September 30, 1996 and 1995 was $567,000 and $599,000, respectively.

    At September 30, 1996, 658 or 96.1% of the Company's leases, on the 685 occupied single-tenant properties, provide for increases in rents through (i) base rent increases tied to a consumer price index with adjustment ceilings or (ii) overage rent based on a percentage of the tenants' gross sales. Some leases contain both types of clauses. Rental revenue generated on 621 properties owned during both the first nine months of 1995 and 1996 increased by $384,000 or 1.1%, from $34.7 million to $35.1 million. Rental revenue generated on 621 properties owned during both the third quarter of 1995 and 1996 increased by $103,000 or 0.9%, from $11.6 million to $11.7 million. When comparing 1996 to 1995, same store revenue increased at a slower pace during the third quarter than during the first nine months, due to an increase in unleased properties during 1996.

    Unleased properties are a factor in determining gross revenue generated and property costs incurred by the Company. At September 30, 1996, the Company had eight properties that were not under lease as compared to three properties at September 30, 1995. Four of the eight unleased properties at September 30, 1996 became available for lease during the second and third quarters of 1996. One of these properties was sold in October 1996 at a nominal gain. The remaining 692 properties were under lease agreements with third party tenants.

    The following table represents Realty Income's rental revenue by industry for the nine months ended September 30, 1996 and 1995:

                      September 30, 1996     September 30, 1995
                    ---------------------- ----------------------
                      Rental    Percentage   Rental    Percentage
     Industry         Revenue    of Total    Revenue    of Total
=================== =========== ========== =========== ==========

Automotive Parts    $ 3,322,000      8%    $ 3,296,000      9%
Automotive Service    2,774,000      7%      2,181,000      6%
Child Care           17,413,000     42%     17,125,000     46%
Consumer Electronics     10,000      0%             --     --%
Convenience Stores    1,959,000      5%        698,000      2%
Home Furnishings      1,872,000      4%        847,000      2%
Restaurant           10,186,000     25%      9,320,000     25%
Other                 3,570,000      9%      3,534,000     10%
                    -----------    ----    -----------    ----
Total               $41,106,000    100%    $37,001,000    100%
                    ===========    ====    ===========    ====

    Interest revenue decreased by $21,000 in the third quarter of 1996 to $27,000 from $48,000 in 1995 and by $127,000 in the nine months ended September 30, 1996 to $77,000 from $204,000 in 1995. The decrease in interest for both periods was due to lower cash balances, which reflects the Company's desire to maintain an appropriate amount of cash as working capital reserves and invest excess available cash in properties.

    Depreciation and amortization was $4.1 million in the third quarter of 1996 verses $3.9 million for the comparable quarter in 1995 and $12.2 million for the nine months ended September 30, 1996 verses $10.8 million for the comparable nine months in 1995. The increase in 1996 was primarily due to the depreciation of the New Properties and amortization of goodwill recorded in connection with the Merger.

    Total advisor fees and general and administrative expenses decreased by $397,000 to $1.3 million in the third quarter of 1996 versus $1.7 million in 1995. General and administrative expenses were $1.3 million in the third quarter of 1996 versus $916,000 in 1995 and advisor fees of $753,000 in 1995. The
$356,000 increase in general and administrative expenses was due to the Merger of the Advisor. Subsequent to the Merger, the Company commenced paying management, accounting systems, office facilities, professional and support personnel expenses (i.e. costs of being self-administered). Such costs were the responsibility of the Advisor through August 17, 1995, which received advisor fees of $753,000 in the third quarter of 1995. As part of the Merger, the advisory agreement was terminated.

    Total advisor fees and general and administrative expenses decreased by $1.7 million to $3.9 million in the nine months ended September 30, 1996 versus $5.6 million in 1995. General and administrative expenses were $3.9 million in 1996 versus $1.9 million in 1995 and advisor fees of $3.7 million in 1995. The $2.0 million increase in general and administrative expenses was due to the Merger of the Advisor. Subsequent to the Merger, the Company commenced paying for management, accounting systems, office facilities, professional and support personnel expenses (i.e. costs of being self-administered). Such costs were the responsibility of the Advisor through August 17, 1995, which received advisor fees of $3.7 million in the first nine months of 1995.

    During the quarter ended September 30, 1996, the Company initiated a 401(k) plan. Costs of $32,000 associated with the plan are included in general and administrative expenses.

    Property expenses are broken down into costs associated with multi-tenant non-triple net lease properties, unleased single-tenant properties and general portfolio expenses. Costs related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, site checks, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, site checks and title search fees.

    Costs incurred on the nine multi-tenant properties during the third quarter of 1996 and ten multi-tenant properties in the comparable period of 1995 totaled $271,000 and $297,000, respectively. The decrease was primarily due to a decrease in
maintenance and utilities.   During the second quarter of 1996
two of the multi-tenant locations became vacant, one of which was sold in October 1996. Costs incurred on the six unleased single-tenant properties in the third quarter of 1996 and three unleased single-tenant properties in the third quarter of 1995 were $58,000 and $27,000, respectively. The increase is due to property taxes, maintenance and utilities on the additional vacant properties. General portfolio costs in 1996 and 1995 totaled $68,000 and $89,000, respectively. The decrease in general portfolio costs is primarily due to a decrease in insurance costs.

    Costs incurred on the nine multi-tenant properties during the nine months ended September 30, 1996 and ten multi-tenant properties in the comparable period of 1995 totaled $830,000 and $790,000. The increase was primarily due to an increase in property taxes. Costs incurred on the six unleased single-tenant properties during the first nine months of 1996 and three unleased single-tenant properties in the comparable period of 1995 were $149,000 and $70,000. The increase is due to property taxes, maintenance and utilities on the additional vacant properties. General portfolio costs in 1996 and 1995 totaled $277,000.

    Interest expense is made up of four components which include:
(i) interest on outstanding loans and notes; (ii) commitment fees on the undrawn portion of the credit facility; (iii) amortization of the credit facility origination costs; which are offset by:
(iv) interest capitalized on properties under development. Interest capitalized on properties under development is included in the cost of the completed property and amortized over the estimated useful life of the property.

    Interest expense for the third quarter of 1996 was $497,000 as compared to $1.0 million for 1995. Interest incurred in 1996 and 1995 was $454,000 and $936,000, respectively. Interest incurred was lower in 1996 than in 1995 due to a decrease in the average outstanding balance and lower interest rates on the acquisition credit facility and senior notes. During the third quarter of 1996, the average outstanding balance and interest rate were $26.1 million and 6.92% as compared to $49.8 million and 7.45% during the comparable period in 1995. Included in the interest incurred in 1996 and 1995 was capitalized interest totaling $51,000 and $30,000, respectively. Commitment fees in 1996 were $39,000 as compared to $24,000 in 1995. In 1996 and
1995, a commitment fee of 0.15% per annum was incurred on the undrawn portion of the credit facility. Commitment fees increased in 1996 because the borrowing capacity was increased to $130 million from $100 million in December 1995. Amortization of the credit facility origination fees were $55,000 in 1996 as compared to $86,000 in 1995. The amortized credit facility origination fees decreased in 1996 as compared to 1995, because in December 1995 the term of the credit facility was extended one year, which extended the period of time over which unamortized fees are amortized.

    Interest expense for the nine months ended September 30, 1996 was $1.5 million as compared to $1.9 million for 1995. Interest incurred in 1996 and 1995 was $1.3 million and $1.7 million, respectively. Interest incurred was lower in 1996 than in 1995 due to a decrease in the average outstanding balance and lower interest rates on the acquisition credit facility and senior notes. During the first nine months of 1996, the average outstanding balance and interest rate were $25.1 million and 6.96% as compared to $30.4 million and 7.69% during the comparable period in 1995. Included in the interest incurred in 1996 and 1995 was capitalized interest totaling $91,000 and $187,000, respectively. Commitment fees in 1996 were $124,000 as compared to $94,000 in 1995. In 1996 and 1995, a commitment fee of 0.15% per annum was incurred on the undrawn portion of the credit facility. Commitment fees increased in 1996 because the borrowing capacity was increased to $130 million from $100 million in December 1995. Amortization of the credit facility origination fees were $164,000 in 1996 as compared to $254,000 in 1995. The amortized credit facility origination fees decreased in 1996 as compared to 1995, because in December 1995 the term of the credit facility was extended one year, which extended the period of time over which unamortized fees are amortized.

    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In the first quarter of 1996, a $323,000 charge was taken to reduce the net carrying value on two properties because they were held for sale. No charge was recorded for an impairment loss in 1995.

    The Company anticipates a small number of property sales will occur in the normal course of business. During the third quarter of 1996, the Company recorded a gain of $268,000 on the sale of one multi-tenant property and two restaurant properties. These sales generated cash proceeds of $1.4 million. During the comparable period of 1995, the Company sold one child care property for $148,000 and recognized a loss of $21,000.

    During the first nine months 1996, the Company recorded a gain of $1.2 million on the sale of one multi-tenant property, four restaurant properties and the granting of an easement on another property. During 1995, the Company recorded a net gain of $56,000 on the sale of one child care property and one multi-tenant property. During 1996 and 1995 cash proceeds generated from these sales were $3.6 million and $463,000, respectively.

    For the third quarter of 1996, the Company had net income of $7.9 million versus $6.1 million in 1995. The $1.8 million increase in net income is primarily due to an increase in rental revenue from New Properties of $669,000 and a decrease in interest, advisor fees, general and administrative expenses of $916,000, offset by an increase in depreciation and amortization expense.

    For the nine months ended September 30, 1996, the Company had net income of $23.4 million versus $17.9 million in 1995. The $5.5 million increase in net income is primarily due to an increase in rental revenue of $3.8 million on the New Properties and a net decrease in interest, advisor fees, general and administrative expenses of $2.1 million, offset by an increase in depreciation and amortization expense.

Properties
==========

    As of September 30, 1996, Realty Income owned a diversified portfolio of 700 properties in 42 states consisting of over 4.7 million square feet of leasable space. The following table sets forth certain geographic diversification information regarding these properties:

                                                         Percent
                                  Total                  of Total
               Number             Approx.                 Annual-
                 of              Leasable   Annualized     ized
               Proper-  Percent   Square       Base        Base
     State      ties    Leased     Feet      Rent (1)      Rent
============== =======  =======  =========  ===========  ========

Alabama            4      100%      20,300  $   160,000     0.3%
Arizona           28       93      189,200    2,335,000     4.1
California        52       96      973,200   10,068,000    17.8
Colorado          41       98      230,700    2,898,000     5.1
Connecticut        4      100       17,200      240,000     0.4
Florida           40      100      298,600    2,976,000     5.3
Georgia           36      100      177,500    2,363,000     4.2
Idaho             11      100       52,000      656,000     1.2
Illinois          22      100      153,400    1,845,000     3.3
Indiana           20       95       88,300    1,224,000     2.2
Iowa               6      100       32,600      348,000     0.6
Kansas            13      100       80,500      913,000     1.6
Kentucky          11      100       33,400      827,000     1.5
Louisiana          2      100       10,700      126,000     0.2
Maryland           6      100       34,900      504,000     0.9
Massachusetts      4      100       20,900      440,000     0.8
Michigan           5      100       26,900      347,000     0.6
Minnesota         17      100      118,400    1,699,000     3.0
Mississippi        3      100       17,300      176,000     0.3
Missouri          26       96      161,300    1,793,000     3.2
Montana            1      100        5,400       71,000     0.1
Nebraska           8      100       47,100      509,000     0.9
Nevada             5      100       29,100      350,000     0.6
New Hampshire      1      100        6,400      122,000     0.2
New Jersey         2      100       22,700      344,000     0.6
New Mexico         3      100       12,000      103,000     0.2
New York           4      100       24,300      469,000     0.8
North Carolina    18      100       77,100    1,154,000     2.1
Ohio              44      100      187,900    3,104,000     5.5
Oklahoma           9      100       60,200      542,000     1.0
Oregon            18      100       98,500    1,133,000     2.0
Pennsylvania       4      100       28,300      420,000     0.8

(continued)

                                                         Percent
                                  Total                  of Total
               Number             Approx.                 Annual-
                 of              Leasable   Annualized     ized
               Proper-  Percent   Square       Base        Base
     State      ties    Leased     Feet      Rent (1)      Rent
============== =======  =======  =========  ===========  ========

South Carolina    19       95       82,000    1,027,000     1.8
South Dakota       1      100        6,100       79,000     0.1
Tennessee          8      100       56,400      791,000     1.4
Texas            124       99      819,400    8,561,000    15.2
Utah               7      100       45,400      588,000     1.0
Virginia          13      100       69,800      971,000     1.7
Washington        42      100      249,700    3,016,000     5.3
West Virginia      1      100        4,600       58,000     0.1
Wisconsin         11      100       60,500      733,000     1.3
Wyoming            6      100       32,100      410,000     0.7
               -------  -------  ---------  -----------  --------
Totals           700       99%   4,762,300  $56,493,000   100.0%
               =======  =======  =========  ===========  ========

(1) Does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties. Annualized base rent is calculated by multiplying the monthly contractual base rent as of September 30, 1996 for each of the properties by 12.

    Realty Income's 700 properties consist of 148 after-market automotive retail locations, 319 child care centers, 1 consumer electronics store, 40 convenience stores, 4 home furnishings stores, 174 restaurant facilities, and 14 other properties. Of the 700 properties, 631 or 90% are leased to national or major regional retail chain operators; 44 or 6% are leased to franchisees of retail chain operators; 17 or 3% are leased to other tenant types; and 8 or 1% are available for lease. The following table sets forth certain information regarding the Company's properties as of September 30, 1996, classified according to the business of the respective tenants:

                             Approx. Realty   Total
                              Total  Income   Approx.    Annual-
                              Loca-  Owned   Leasable     ized
                  Industry    tions  Loca-    Square      Base
    Tenant        Segment      (1)   tions     Feet     Rent (2)
==============  ============ ======= ====== ========= ===========

AUTOMOTIVE
----------
Northern
  Automotive    Parts           560    79     409,100 $ 4,190,000
Discount Tire   Service         290    18     103,200   1,155,000
Econo Lube
  N' Tune       Service         210     9      24,900     625,000
Jiffy Lube      Service       1,210    27      63,900   1,669,000
Q Lube          Service         460     4       7,600     180,000
R & S Strauss   Service         110     2      31,200     431,000
Speedy Muffler
  King          Service       1,030     7      40,900     531,000
Other           Miscellaneous    --     2       6,500      90,000
                                     ------ --------- -----------
    TOTAL AFTER-MARKET AUTOMOTIVE     148     687,300   8,871,000

CHILD CARE
----------
Children's
  World Learn-
  ing Centers   Child Care      500   134     964,000  13,612,000
KinderCare
  Learning
  Centers       Child Care    1,150    13      79,800   1,055,000
La Petite
  Academy       Child Care      770   171     977,300   8,732,000
Other           Child Care       --     1       4,200          --
                                     ------ --------- -----------
    TOTAL CHILD CARE                  319   2,025,300  23,399,000

CONSUMER ELECTRONICS
--------------------
Best Buy        Electronics     260     1      59,200     865,000
                                     ------ --------- -----------

CONVENIENCE STORES
------------------
7-ELEVEN        Convenience  15,000     3       9,700     235,000
Dairy Mart      Convenience     870    22      66,600   1,509,000
The Pantry      Convenience     390    14      34,400   1,333,000
Other           Convenience      --     1       2,100      31,000
                                     ------ --------- -----------
    TOTAL CONVENIENCE STORES           40     112,800   3,108,000

(continued)

                             Approx. Realty   Total
                              Total  Income   Approx.    Annual-
                              Loca-  Owned   Leasable     ized
                  Industry    tions  Loca-    Square      Base
  Tenant          Segment      (1)   tions     Feet     Rent (2)
==========      ============ ======= ====== ========= ===========

HOME FURNISHINGS
----------------
Levitz          Home Fur-
                  nishings      130     4     376,400   2,496,000
                                     ------ --------- -----------

RESTAURANTS
-----------
Don Pablo's     Dinner House     50     7      60,700     597,000
Carver's        Dinner House     90     3      26,600     495,000
Other           Dinner House     --    13     107,900   1,060,000
Golden Corral   Family          450    88     517,700   6,833,000
Sizzler         Family          600     7      37,600     841,000
Other           Family           --     4      23,900     157,000
Hardees         Fast Food     3,870     3      10,300     144,000
Taco Bell       Fast Food     4,620    24      54,100   1,501,000
Whataburger     Fast Food       520     9      23,000     616,000
Other           Fast Food        --    16      45,200     868,000
                                     ------ --------- -----------
    TOTAL RESTAURANTS                 174     907,000  13,112,000

    OTHER       Miscellaneous          14     594,300   4,642,000
                                     ------ --------- -----------
    Total                             700   4,762,300 $56,493,000
                                     ====== ========= ===========

(1) Approximate total number of retail locations in operation under this format (including both corporate owned and franchised locations), based on information provided to the Company by the respective tenants in the first quarter of 1996.

(2) Does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties. Annualized base rent is calculated by multiplying the monthly contractual base rent as of September 30, 1996 for each of the properties by 12.

    Of the 700 properties owned at September 30, 1996, 691 are single-tenant with the remaining being multi-tenant properties. The average remaining lease term for all leases on the Company's properties, excluding the multi-tenant properties, is approximately 8.8 years. The lease expirations for nine properties under construction are based on the estimated date of completion of such properties.

    The following table sets forth certain information regarding the timing of lease expirations on the Company's 685 triple-net leased, single tenant retail properties:

                                                Percent of Total
               Number of        Annualized         Annualized
  Year      Leases Expiring    Base Rent (2)       Base Rent
========    ===============    =============    =================

  1996           11             $   396,000             0.8%
  1997           15                 588,000             1.1
  1998            4                 168,000             0.3
  1999           20                 898,000             1.7
  2000           27               1,323,000             2.5
  2001           50               3,802,000             7.2
  2002           73               5,860,000            11.1
  2003           68               5,161,000             9.8
  2004           77               6,241,000            11.8
  2005           87               6,037,000            11.4
  2006           30               2,520,000             4.8
  2007           78               4,425,000             8.4
  2008           41               3,433,000             6.5
  2009           11                 717,000             1.4
  2010           34               2,729,000             5.2
  2011           24               1,929,000             3.7
  2012            1                 135,000             0.2
  2013            0                      --              --
  2014            2                 265,000             0.5
  2015           25               4,789,000             9.1
  2016            6               1,261,000             2.4
  2017            0                      --              --
  2018            1                  39,000             0.1
              ---------        -------------        --------
  Total         685 (1)         $52,716,000           100.0%
              =========        =============        ========

(1) The table does not include nine multi-tenant properties (two of which are vacant) and six vacant, unleased single-tenant properties owned by the Company.

(2) Does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties. Annualized base rent is calculated by multiplying the monthly contractual base rent as of September 30, 1996 for each of the properties by 12.

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

PART II.  OTHER INFORMATION
===========================

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.  Exhibits:

    Exhibit No.     Description
    ===========     ===========

        2.1 Agreement and Plan of Merger between Realty Income Corporation and R.I.C. Advisor, Inc. dated as of April 28, 1995 (incorporated by reference to Appendix A to the Company's definitive Proxy Statement filed
                    September 30, 1995)

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

       10.1         Revolving Credit Agreement (filed as Exhibit
                    99.2 to the Company's Form 8-K dated
                    December 16, 1994 and incorporated herein by reference)

       10.2         First Amendment to the Revolving Credit
                    Agreement, filed herewith

       10.3 Second Amendment to the Revolving Credit Agreement (filed as Exhibit 99.2 to the Company's Form 8-K dated December 19, 1995 and incorporated herein by reference)

       10.4         Form of Indemnification Agreement to be
                    entered into between the Company and the executive officers of the Company, filed herewith

       10.5 Form of Management Incentive Plan, filed herewith

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

                    REALTY INCOME CORPORATION



(Signature and Title)          /s/ GARY M. MALINO
Date: November 13, 1996        ----------------------------------
                               Gary M. Malino, Vice President
                               Chief Financial Officer (Principal
                               Financial and Accounting Officer)

                          EXHIBIT INDEX



Exhibit No.     Description                                  Page
===========     ===========                                  ----

    10.2        First Amendment to the Revolving
                Credit Agreement............................36-38

    10.4        Form of Indemnification Agreement to be
                entered into between the Company and the
                executive officers of the Company...........39-51

    10.5        Form of Management Incentive Plan...........52-63

    27          Financial Data Schedule (electronically
                filed with the Securities and Exchange
                Commission only)............................   64