Form 10-K
period 1996-12-31
REALTY INCOME CORP
filed 1997-03-26
CIK 726728

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-K
                            =========

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1996

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

Registrant's telephone number, including area code: (760)741-2111
                                                    -------------

  Securities registered pursuant to Section 12 (b) of the Act:

                                           Name of Each Exchange
        Title of Each Class                 On Which Registered
-----------------------------------       -----------------------
   Common Stock, $1.00 Par Value          New York Stock Exchange
-----------------------------------       -----------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

(continued)

     At March 19, 1997 the aggregate market value of the Registrant's shares of common stock, $1.00 par value, held by non-affiliates of the Registrant was $532,447,000, at the New
York Stock Exchange closing price of $24.125.

     There were 22,988,237 shares of common stock outstanding at March 19, 1997.

     Documents incorporated by reference: Part III, Item 10, 11 and 12 incorporate by reference certain specific portions of the definitive proxy statement for Realty Income Corporation's Annual Meeting to be held on May 13, 1997, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report.

     This report on Form 10-K , including documents incorporated herein by reference, contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are inherently subject to risk and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Result of Operations."

                     REALTY INCOME CORPORATION
                       Index To Form 10-K
                       ==================
                                                             Page
PART I                                                       ----

   Item 1:   Business.........................................  3

   Item 2:   Properties....................................... 22

   Item 3:   Legal Proceedings................................ 22

   Item 4:   Submission of Matters to a
             Vote of Security Holders......................... 22

PART II

   Item 5:   Market for the Registrant's Common
             Equity and Related Stockholder Matters........... 23

   Item 6:   Selected Financial Data.......................... 24

   Item 7:   Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations....................................... 25

   Item 8:   Financial Statements and Supplementary Data...... 41

   Item 9:   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure...........138

PART III

   Item 10:  Directors and Executive Officers
             of the Registrant................................138

   Item 11:  Executive Compensation...........................138

   Item 12:  Security Ownership of Certain
             Beneficial Owners and Management.................138

   Item 13:  Certain Relationships and Related
             Transactions.....................................138

PART IV

   Item 14:  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K..........................139

SIGNATURES....................................................142
EXHIBIT INDEX.................................................145

PART I
======

ITEM 1:  BUSINESS
-----------------

                           THE COMPANY
                           ===========

     Realty Income Corporation ("Realty Income" or the "Company") is a fully integrated, self-administered and self-managed Real Estate Investment Trust ("REIT") which management believes is the nation's largest publicly-traded owner of freestanding, single-tenant, retail properties diversified geographically and by industry and operated under net lease agreements. As of January 1, 1997, the Company owned a diversified portfolio of 740 properties located in 42 states with over 5.2 million square feet of leasable space. Approximately 99% of the Company's properties were leased as of January 1, 1997. Unless otherwise indicated, information regarding the Company's properties is as of January 1, 1997.

     Realty Income adheres to a focused strategy of acquiring freestanding, single-tenant, retail properties leased to national and regional retail chains under long-term, net lease agreements. The Company typically acquires, and then leases back, retail store locations from retail chain store operators, providing capital to the operators for continued expansion and other purposes. The Company's net lease agreements generally are for initial terms of 10 to 20 years, require the tenant to pay a minimum monthly rent and property operating expenses (taxes, insurance and maintenance), and provide for future rent increases (typically subject to ceilings) based on increases in the consumer price index or additional rent calculated as a percentage of the tenant's gross sales above a specified level.

     Since 1970, Realty Income has acquired and leased back to national and regional retail chains over 700 properties (including 25 properties that have been sold) and has collected in excess of 98% of the original contractual rent obligations on those properties. Realty Income believes that the long-term ownership of an actively managed, diversified portfolio of retail properties leased under long-term, net lease agreements can produce consistent, predictable income and the potential for long-term capital appreciation. Management believes that long-term leases, coupled with tenants assuming responsibility for property expenses under the net lease structure, generally produce a more predictable income stream than many other types of real estate portfolios. As of January 1, 1997, the Company's single-tenant properties were leased pursuant to leases with an average remaining term (excluding extension options) of approximately 8.6 years.

     The Company was formed on September 9, 1993 in the State of Delaware. Realty Income commenced operations as a REIT on August 15, 1994 through the merger of 25 public and private real estate limited partnerships with and into the Company (the "Consolidation"). Each of the partnerships was formed between 1970 and 1989 for the purpose of acquiring and managing long-term, net leased properties.

     The Company is a fully integrated real estate company with in-house acquisition, leasing, legal, financial underwriting, portfolio management and capital markets expertise. The seven senior officers of the Company, who have each managed the Company's properties and operations for between six and 27 years, owned approximately 3.9% of the Company's outstanding common stock as of March 19, 1997.

     Realty Income has 35 employees as of March 19, 1997.

                       RECENT DEVELOPMENTS
                       ===================

     During 1996, the Company has continued implementing its growth plan, which is intended to increase the Company's funds from operations ("FFO") per share. FFO per share increased 4.0% in 1996 to $2.08 compared to $2.00 in 1995. FFO is defined as net income before net gain on sales of properties, plus provision for impairment losses, plus depreciation and amortization. As part of its growth plan, in 1996 and from the date of the Consolidation through December 31, 1996, the Company acquired 62 and 124 additional net leased retail properties, respectively, with an aggregate initial annual contractual base rent of approximately $6.2 million and $14.0 million, respectively.

     INCREASE IN MONTHLY DISTRIBUTION. In December 1996, the Company increased its monthly distribution to $0.1575 per share from $0.155 per share, representing an increase of 1.6%. The Company has paid monthly distributions of $0.1575 per share in December 1996 through March 1997. The monthly distribution of $0.1575 per share represents a current annualized distribution of $1.89 per share, and an annualized distribution yield of approximately 7.3% based on the last reported sale price of the Company's Common Stock on the New York Stock Exchange ("NYSE") of $25.875 on February 24, 1997. Although the Company expects to continue its policy of paying monthly distributions, there can be no assurance that the current level of distributions will be maintained by the Company or, because of fluctuations in the price of its common stock, as to the actual distribution yield for any future period.

     INVESTMENT GRADE CREDIT RATING. The Company received an investment grade corporate senior debt credit rating by Duff & Phelps Rating Company, Moody's Investor Service, Inc., and Standard & Poors in December 1996. Duff & Phelps assigned a rating of BBB, Moody's Baa3, and Standard & Poors BBB-. These ratings are subject to change based upon, among other things, the Company's results of operations and financial condition.

     ACQUISITION OF 62 NET LEASED, RETAIL PROPERTIES. During 1996, the Company has increased the size of its portfolio through a strategic program of acquisitions. The Company acquired 62 additional properties (the "New Properties"), and selectively sold seven properties, increasing the number of properties in its portfolio by 8.0% from 685 properties to 740 properties during 1996. Of the New Properties, 57 were occupied as of February 1, 1997 and the remaining five were pre-leased and under construction pursuant to contracts under which the tenants have agreed to develop the properties (with development costs funded by the Company) and to begin paying rent when the premises open for business. The New Properties were acquired for an aggregate cost of approximately $55.5 million (excluding the estimated unfunded development costs totaling $3.8 million on properties under construction). The New Properties are located in 22 states, will contain approximately 603,900 leasable square feet and are 100% leased under net leases, with an average initial lease term of 11.7 years. The weighted average annual return on the cost of the New Properties (excluding the estimated cost of properties under construction) is estimated to be 10.6%, computed as estimated contractual net operating income (which in the case of a net leased property is equal to the base rent) for the first year of each lease, divided by total acquisition and estimated development costs. Since it is possible that a tenant could default on the payment of contractual rent, no assurance can be given that the actual return on the cost of the New Properties will not differ from the foregoing percentage.

     VARIABLE SENIOR NOTE REDEMPTION.  On March 29, 1996, the
Company redeemed, at par, the $12.6 million principal amount of variable rate senior notes due 2001. The notes were issued in 1994 as part of the Consolidation.

                 BUSINESS OBJECTIVES AND STRATEGY
                 ================================

     GENERAL. The Company's primary business objective is to generate a consistent and predictable level of FFO per share and distributions to stockholders. Additionally, the Company generally will seek to increase FFO per share and distributions to stockholders through both internal and external growth, while also seeking to lower the ratio of distributions to stockholders as a percentage of FFO in order to allow internal cash flow to be used to fund additional acquisitions and for other corporate purposes. The Company pursues internal growth through (i) contractual rent increases on existing leases; (ii) rental increases at the termination of existing leases when market conditions permit; and (iii) the active management of the Company's property portfolio, including selective sales of properties. The Company generally pursues external growth through the acquisition of additional properties under long-term, net lease agreements with initial contractual base rent which, at the time of acquisition, is in excess of the Company's estimated cost of capital.

     INVESTMENT PHILOSOPHY. Realty Income believes that the long-term ownership of an actively managed, diversified portfolio of retail properties under long-term, net lease agreements should produce consistent, predictable income and the potential for long-term capital appreciation. Under a net lease agreement, the tenant agrees to pay a minimum monthly rent and property expenses (taxes, maintenance, and insurance) plus, typically, future rent increases based on increases in the consumer price index or additional rent calculated as a percentage of the tenant's gross sales above a specified level. The Company believes that long-term leases, coupled with the tenants assuming responsibility for property expenses, produce a more predictable income stream than many other types of real estate portfolios, while continuing to offer the opportunity for capital appreciation.

     INVESTMENT STRATEGY. In identifying new properties for acquisition, Realty Income focuses on providing expansion capital to middle market retail chains by acquiring, then leasing back, their retail store locations. The Company classifies retail tenants into three categories: venture, middle market, and upper market. Venture companies are those which typically offer a new retail concept in one geographic region of the country and operate between five and 50 retail outlets. In general, these retail chains are thinly capitalized and are in the process of solving distribution, marketing, concept, geographic adaptation, and other problems associated with a new, growing company. Middle market retail chains are those which typically have 50 to 500 retail outlets, operations in more than one geographic region, success through one or more economic cycles, a proven, replicable concept, and an objective of further expansion. The upper market retail chains typically consist of companies with 500 or more stores which operate nationally in a mature retail concept. They generally have strong operating histories and access to several sources of capital.

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

     CREDIT STRATEGY. Realty Income provides sale leaseback financing primarily to less than investment grade retail chains. The Company believes that it is within this market that it can receive the best risk adjusted return on the financing that it provides to retailers.

     Realty Income has identified retailers' four primary financial obligations as their bank debt, bond debt, payment to suppliers and real estate lease obligations. Because the Company owns the land on which the tenant conducts its retail business, the Company believes that the risk of default on the retailers' lease obligations is significantly less than the retailers' unsecured general obligations. It has been the Company's experience that since retailers must retain their profitable retail locations in order to survive, they are less likely to reject a lease for a profitable location, which would terminate their right to use the property. Thus, as the property owner, the Company believes it will fare better than unsecured creditors of the same retailer in the event of a Chapter 11 reorganization. In addition, Realty Income believes that the risk of default of the real estate leases can be further mitigated by monitoring the performance of the retailers' individual unit locations and selling those units that are weaker performers.

     In order to qualify for inclusion in the Company's portfolio, new acquisitions must meet investment and credit requirements. The properties must generate attractive current yields, and the tenant must meet the Company's credit standards and have a proven market concept. The Company has established a three part analysis that examines each potential investment based on: 1) industry, company, market conditions and credit profile;
2) location profitability; and 3) overall real estate characteristics, value, and comparative rental rates. Companies that have been approved for acquisitions are generally those with fifty or more retail stores which are located in highly visible areas, with easy access to major thoroughfares, attractive demographics, and acquisition costs at or below appraised value.

     ACQUISITION STRATEGY. Realty Income seeks to invest in industries that are dominated by independent local operators and in which several well organized regional and national chains are capturing market share through service, quality control, economies of scale, mass media advertising, and selection of prime retail locations. The Company executes its acquisition strategy by acting as a source of capital to regional and national retail chain stores in a variety of industries by acquiring, then leasing back, their retail store locations. Relying on executives from its acquisitions, credit underwriting, portfolio management, finance, accounting, operations, capital markets, and legal departments, the Company undertakes thorough research and analysis in identifying appropriate industries, tenants, and property locations for investment. In selecting real estate for potential investment, the Company generally will seek to acquire properties that have the following characteristics:

* Freestanding, commercially zoned property with a single tenant;

* Properties that are important retail locations for national and regional retail chains;

* Properties that are located within attractive demographic areas relative to the business of their tenants, with high visibility and easy access to major thoroughfares;

* Properties that can be purchased with the simultaneous execution or assumption of long-term, net lease agreements, providing the opportunity for both current income and future rent increases (typically subject to ceilings) based on increases in the consumer price index or through the payment of additional rent calculated as a percentage of the tenant's gross sales above a specified level; and

* Properties that can be acquired at or below their appraised value at prices generally ranging from $300,000 to $10 million.

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

     While the Company generally intends to hold its net leased properties for long-term investment, the Company believes that opportunities may exist to increase FFO through the active management of its portfolio of net lease properties. The Company intends to pursue a strategy of identifying properties that may be sold at attractive prices, particularly where the Company believes reinvestment of the sales proceeds can generate a higher cash flow to the Company than the property being sold. While the Company intends to pursue such a strategy, it will only do so within the constraints of the rules regarding REIT tax status.

     CAPITAL STRATEGY. The Company utilizes its $130 million, unsecured Acquisition Credit Facility as a vehicle for the short-term financing of the acquisition of new properties. When outstanding borrowings under the Acquisition Credit Facility reach a certain level (generally in the range of $75 to $100 million), the Company intends to refinance those borrowings with the net proceeds of long-term or permanent financing, which may include the issuance of common stock, preferred stock or convertible preferred stock, debt securities or convertible debt securities. However, there can be no assurance that the Company will be able to effect any such refinancing or that market conditions prevailing at the time of refinancing will enable the Company to issue equity or debt securities upon acceptable terms. The Company believes that it is best served by a conservative capital structure, with a majority of its capital consisting of equity. As of December 31, 1996, the Company's total indebtedness was approximately 12.8% of its equity market capitalization, which equates to shares outstanding multiplied by the Company's stock price on December 31, 1996.

     The Company received an investment grade corporate credit rating by Duff & Phelps Rating Company, Moody's Investor Service, Inc., and Standard & Poors in December 1996. Duff & Phelps assigned a rating of BBB, Moody's Baa3, and Standard & Poors BBB-. These ratings are subject to change based upon, among other things, the Company's results of operations and financial condition.

     In December 1996, the Company entered into a treasury interest rate lock agreement to hedge against the possibility of rising interest rates. Under the interest rate lock agreement, the Company receives or makes a payment based on the differential between a specified interest rate, 6.537%, and the actual 10-year treasury interest rate on notional principal of $90 million, at the end of six months. Based on the 10-year treasury interest rate at December 31, 1996, the Company has an unrecognized loss on the agreement of $80,000. The Company anticipates issuing debt during the second quarter of 1997, subject to market conditions and acquisition levels.

     COMPETITIVE STRATEGY. The Company believes that to utilize its investment philosophy and strategy most successfully, it will seek to maintain the following competitive strategy:

     (i) SIZE AND TYPE OF INVESTMENT PROPERTIES: The Company believes that smaller ($300,000 to $10,000,000) retail net leased properties represent an attractive investment opportunity in today's real estate environment. Due to the complexities of acquiring and managing a large portfolio of relatively small assets, the Company believes that these types of properties have not experienced significant institutional participation or the corresponding yield reduction experienced by larger income producing properties. The Company believes the less intensive day to day property management required by net lease agreements, coupled with the active management of a large portfolio of smaller properties by the Company, is an effective investment strategy.

     In 1969, Realty Income identified a market niche and systematically built a portfolio around this niche. Twenty-seven years later, the Company is one of the largest owners of freestanding retail properties in America with just over five million square feet.

     The tenants of Realty Income's freestanding retail properties include convenience stores, consumer electronics stores, child care centers, restaurants, and other retailers providing goods and services which satisfy basic human needs and are used by consumers every day. In order to grow and expand, they need capital. Since the acquisition of real estate is typically the single largest capital expenditure of many such retailers, Realty Income's method of purchasing the property and then leasing it back under a net lease arrangement, allows the retail chain to free up capital.

     (ii) INVESTMENT IN NEW INDUSTRIES: While specializing in single tenant properties, the Company will seek to further diversify its portfolio among a variety of industries. The Company believes that diversification will allow it to invest in industries that are currently growing and have characteristics the Company finds attractive. These characteristics include, but are not limited to, industries dominated by local operators where national and regional chain operators can gain substantial market share and dominance through more efficient operations, as well as industries taking advantage of major demographic shifts in the population base. For example, in the early 1970s, Realty Income targeted the fast food industry to take advantage of the country's increasing desire to dine away from home, and in the early 1980s, it targeted the child day care industry, responding to the need for professional child care as more women entered the work force.

     (iii) DIVERSIFICATION: Diversification of the portfolio by industry type, tenant and geographic location is key to the Company's objective of providing predictable investment results for its stockholders. As the Company expands it will seek to further diversify its portfolio. During 1996 and 1995, the Company added the consumer electronics and convenience store industries, respectively, to the portfolio.

     (iv) MANAGEMENT SPECIALIZATION: The Company believes that its management's specialization in single tenant properties operated under net lease agreements is important to meeting its objectives. The Company plans to maintain this specialization and will seek to employ and train high quality professionals in this specialized area of real estate ownership, finance and management.

     (v) TECHNOLOGY: The Company intends to stay at the forefront of technology in its efforts to efficiently and economically carry out its operations. The Company maintains a sophisticated information system that allows it to analyze its portfolio's performance and actively manage its investments. The Company believes that technology and information based systems will play an increasingly important role in its competitiveness as an investment manager and source of capital to a variety of industries and tenants.

                           PROPERTIES
                           ==========

     As of January 1, 1997, the Company owned a diversified portfolio of 740 properties in 42 states containing over 5.2 million square feet of leasable space. The portfolio consists of 153 after-market automotive retail locations (80 automotive parts stores and 73 automotive service locations), 319 child care centers, 36 consumer electronics stores, 42 convenience stores, four home furnishings stores, 173 restaurant facilities and 13 other properties. Of the 740 properties, 672 or 91% were leased to national or regional retail chain operators; 43 or 6% were leased to franchisees of retail chain operators; 16 or 2% were leased to other tenant types; and nine or 1% were available for lease. Approximately 98% of the properties were under net lease agreements. Net leases typically require the tenant to be responsible for property operating costs including property taxes, insurance, maintenance and structural repairs.

     The Company's net leased retail properties are primary retail locations leased to national and regional retail chain store operators. The properties averaged approximately 7,100 square feet of leasable retail space on approximately 43,100 square feet of land. Generally, buildings are single-story properties with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to a sufficient population base to constitute a sufficient market or trade area for the retailer's business.

     The following table sets forth certain geographic diversification information regarding Realty Income's portfolio at January 1, 1997:

              Number             Approx.                Percent
                of              Leasable   Annualized   of Total
              Proper-  Percent   Square       Base     Annualized
   State       ties    Leased     Feet       Rent (1)   Base Rent
============  =======  =======  =========  ===========  =========
Alabama           6      100%      42,300  $   319,000      0.5%
Arizona          27       96      184,900    2,342,000      3.9
California       52       98      973,200   10,207,000     17.0
Colorado         42       98      233,500    2,978,000      4.9
Connecticut       4      100       17,200      240,000      0.4
Florida          49      100      436,500    3,805,000      6.3
Georgia          37      100      187,600    2,441,000      4.1
Idaho            11      100       52,000      656,000      1.1
Illinois         25      100      182,600    2,081,000      3.5
Indiana          23       96      122,800    1,438,000      2.4
Iowa              8      100       51,700      452,000      0.8
Kansas           15      100      129,000    1,440,000      2.4
Kentucky         11      100       33,300      831,000      1.4
Louisiana         2      100       10,700      126,000      0.2
Maryland          6      100       34,900      505,000      0.8
Massachusetts     4      100       20,900      440,000      0.7
Michigan          5      100       26,900      353,000      0.6
Minnesota        17      100      118,400    1,713,000      2.8
Mississippi      11      100      106,600      792,000      1.3
Missouri         27       93      163,900    1,787,000      3.0
Montana           1      100        5,400       71,000      0.1
Nebraska          8      100       47,100      509,000      0.8
Nevada            5      100       29,100      353,000      0.6
New Hampshire     1      100        6,400      122,000      0.2
New Jersey        2      100       22,700      344,000      0.6
New Mexico        3      100       12,000      103,000      0.2
New York          5      100       38,300      539,000      0.9

(continued)

              Number             Approx.                Percent
                of              Leasable   Annualized   of Total
              Proper-  Percent   Square       Base     Annualized
   State       ties    Leased     Feet       Rent (1)   Base Rent
============  =======  =======  =========  ===========  =========
North Carolina   18      100       77,100    1,154,000      1.9
Ohio             47      100      208,100    3,343,000      5.6
Oklahoma          9      100       60,200      542,000      0.9
Oregon           18      100       98,500    1,133,000      1.9
Pennsylvania      4      100       28,300      420,000      0.7
South Carolina   19       95       82,000    1,027,000      1.7
South Dakota      1      100        6,100       79,000      0.1
Tennessee        10      100       78,900      963,000      1.6
Texas           124       99      819,200    8,578,000     14.2
Utah              7      100       45,400      588,000      1.0
Virginia         16      100       79,100    1,252,000      2.1
Washington       42       98      249,700    2,956,000      4.9
West Virginia     2      100       16,800      147,000      0.2
Wisconsin        11      100       60,500      735,000      1.2
Wyoming           5      100       26,900      324,000      0.5
              -------  -------  ---------  -----------  ---------
Total/Average   740       99%   5,226,700  $60,228,000    100.0%
              =======  =======  =========  ===========  =========

(1) Annualized base rent is calculated by multiplying the monthly contractual base rent as of January 1, 1997 for each of the properties by 12. Annualized base rent does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties.

The following table sets forth certain information regarding the Company's properties, classified according to the business of the respective tenants:

                             Approx. Realty
                              Total  Income   Approx.   Annual-
                              Loca-  Owned   Leasable    ized
                  Industry    tions  Loca-    Square     Base
    Tenant        Segment      (1)   tions     Feet    Rent (2)
==============  ============ ======= ====== ========= ===========
AUTOMOTIVE
----------
CSK Auto, Inc.
  (formerly
  Northern
  Automotive)   Parts           580    79     409,100 $ 4,192,000
Discount Tire   Service         310    18     103,200   1,155,000
Econo Lube
  N' Tune       Service         210    13      35,700     895,000
Jiffy Lube      Service       1,400    28      66,300   1,762,000
Q Lube          Service         490     4       7,600     180,000
R&S Strauss     Service         110     2      31,200     431,000
Speedy Muffler
  King          Service       1,080     7      40,900     531,000
Other           Automotive       --     2       6,500      90,000
                                     ------ --------- -----------
  TOTAL AFTER-MARKET AUTOMOTIVE       153     700,500   9,236,000

CHILD CARE
----------
Children's
  World
  Learning
  Centers       Child Care      530   134     964,000  13,612,000
Kinder-Care
  Learning
  Centers       Child Care    1,150    13      79,800   1,087,000
La Petite
  Academy       Child Care      790   171     977,300   8,733,000
Other           Child Care       --     1       4,200          --
                                     ------ --------- -----------
  TOTAL CHILD CARE                    319   2,025,300  23,432,000

CONSUMER ELECTRONICS
--------------------
Best Buy        Consumer
                  Electronics   270     2     104,800   1,321,000
Rex Stores      Consumer
                  Electronics   230    34     408,300   2,694,000
                                     ------ --------- -----------
  TOTAL CONSUMER ELECTRONICS           36     513,100   4,015,000

(continued)

                             Approx. Realty
                              Total  Income   Approx.   Annual-
                              Loca-  Owned   Leasable    ized
                  Industry    tions  Loca-    Square     Base
    Tenant        Segment      (1)   tions     Feet    Rent (2)
==============  ============ ======= ====== ========= ===========
CONVENIENCE STORES
------------------
7-ELEVEN        Convenience  20,240     3       9,700     235,000
Dairy Mart      Convenience   1,020    22      66,500   1,512,000
East Coast Oil  Convenience      40     2       6,400     219,000
The Pantry      Convenience     400    14      34,400   1,333,000
Other           Convenience      --     1       2,100      31,000
                                     ------ --------- -----------
  TOTAL CONVENIENCE STORES             42     119,100   3,330,000

HOME FURNISHINGS
----------------
Levitz          Home
                  Furnishings   130     4     376,400   2,496,000
                                     ------ --------- -----------
  TOTAL HOME FURNISHINGS                4     376,400   2,496,000

RESTAURANTS
-----------
Don Pablo's     Dinner House     70     7      60,700     604,000
Carver's        Dinner House     90     3      26,600     495,000
Other           Dinner House     --    13     108,400   1,015,000
Golden Corral   Family          460    87     512,500   6,747,000
Sizzler         Family          630     7      37,600     841,000
Other           Family           --     4      23,900      96,000
Hardees         Fast Food     3,100     3      10,300     144,000
Taco Bell       Fast Food     4,890    24      54,100   1,501,000
Whataburger     Fast Food       520     9      23,000     616,000
Other           Fast Food        --    16      45,200     871,000
                                     ------ --------- -----------
  TOTAL RESTAURANTS                   173     902,300  12,930,000

  TOTAL OTHER   Miscellaneous          13     590,000   4,789,000
                                     ------ --------- -----------
  Total                               740   5,226,700 $60,228,000
                                     ====== ========= ===========

(1)  Approximate total number of retail locations in operation
(including both owned and franchised locations), based on information provided to the Company by the respective tenants.

(2) Annualized base rent is calculated by multiplying the monthly contractual base rent as of January 1, 1997 for each of the properties by 12. Annualized base rent does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties.

    Of the 740 properties in the portfolio, 732 are single-tenant properties with the remaining properties being multi-tenant properties. As of January 1, 1997, 724 or 99% of the single-tenant properties were subject to net leases with an average remaining lease term (excluding extension options) of approximately 8.6 years. The following table sets forth certain information regarding the timing of lease expirations on the Company's 724 net leased, single tenant retail properties:

                                                        Percent
                         Number of                      of Total
                          Leases       Annualized      Annualized
  Year                   Expiring     Base Rent (2)    Base Rent
========                 =========    =============    ==========
  1997                     26          $   984,000         1.7%
  1998                      4              168,000         0.3
  1999                     20              898,000         1.6
  2000                     27            1,328,000         2.4
  2001                     49            3,802,000         6.7
  2002                     73            5,877,000        10.4
  2003                     68            5,161,000         9.2
  2004                    110            8,894,000        15.8
  2005                     86            6,010,000        10.7
  2006                     29            2,434,000         4.3
  2007                     78            4,426,000         7.8
  2008                     42            3,471,000         6.2
  2009                     11              719,000         1.3
  2010                     34            2,729,000         4.8
  2011                     31            2,649,000         4.7
  2012                      1              362,000         0.6
  2014                      2              265,000         0.5
  2015                     25            4,789,000         8.5
  2016                      7            1,345,000         2.4
  2018                      1               39,000         0.1
                         ---------    -------------    ----------
  Total                   724 (1)      $56,350,000       100.0%
                         =========    =============    ==========

(1) The table does not include eight multi-tenant properties and eight vacant, unleased properties owned by the Company. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

(2) Annualized base rent is calculated by multiplying the monthly contractual base rent as of January 1, 1997 for each of the properties by 12. Annualized base rent does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties.

     DESCRIPTION OF LEASING STRUCTURE. At January 1, 1997, approximately 98% of the Company's properties were leased pursuant to net leases. In most cases, the leases were for initial terms of from 10 to 20 years and the tenant has an option to extend the initial term. The leases generally provide for a minimum base rent plus future increases (typically subject to ceilings) based on increases in the consumer price index or additional rent based upon the tenant's gross sales above a specified level (i.e., percentage rent). Where leases provide for rent increases based on increases in the consumer price index, such increases permanently become part of the base rent. Where leases provide for percentage rent, this additional rent is typically payable only if the tenant's gross sales for a given period (usually one year) exceed a specified level, and then is typically calculated as a percentage of only the amount of gross sales in excess of such level. In general, the leases require the tenant to pay property taxes, insurance, and expenses of maintaining the property.

Matters Pertaining to Certain Properties and Tenants
----------------------------------------------------

     As of January 1, 1997, the Company's four largest tenants were Children's World Learning Centers, La Petite Academy, Golden Corral and CSK Auto, Inc., which accounted for approximately 23.7%, 16.5%, 12.4% and 8.4%, respectively, of the Company's rental revenue for the year ended December 31, 1996. The financial position and results of operations of the Company and its ability to make distributions to stockholders and debt service payments may be materially adversely affected by financial difficulties experienced by any such major tenants of other tenants, including, but not limited to, a bankruptcy, insolvency or general downturn in the business of such tenants.

     For the year ended December 31, 1996, approximately 42.0%, 24.3% and 15.3% of the Company's rental revenues were attributable to tenants in the child care, restaurant and after-market automotive industries, respectively. A downturn in any of these industries generally, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in those industries, which in turn could materially adversely affect the financial position and results of operations of the Company and its ability to make distributions to stockholders and debt service payments.

     Nine of the Company's properties were vacant as of January 1, 1997 and available for lease. Seven of the vacant properties were previously leased to restaurant operators, one was formerly leased to a child care operator and one operated as a multi-tenant automotive center.

     As of January 1, 1997, 21 of the Company's properties which were under lease, were vacant and available for sublease by the tenant. These 21 properties (13 restaurants, three automotive stores, three child care, one other store and one medical building) were available for sublease and had tenants who were current with their rent and other lease obligations.

     As of January 1, 1997, 18 of the Company's properties had been sublet to tenants in different industries than the original tenant. All of these tenants were current with their rent and other lease obligations.

Development of Certain Properties
---------------------------------

     Of the 62 New Properties acquired by the Company in 1996, 57 were occupied as of February 1, 1997 and the remaining five were pre-leased and under construction pursuant to contracts under which the tenants have agreed to develop the properties (with development costs funded by the Company) and to begin paying rent when the premises opens for business. In the case of development properties, the Company typically enters into an agreement with a tenant pursuant to which the tenant retains a contractor to construct the improvements on the property and the Company funds the costs of such development. The tenant is contractually obligated to complete the construction on a timely basis, generally within eight months after the Company purchases the land, to pay construction cost overruns to the extent they exceed the construction budget by more than a predetermined amount. The Company also enters into a lease with the tenant at the time the Company purchases the land, which generally requires that the tenant begin paying base rent, calculated as a percentage of the Company's acquisition cost for the property, including construction costs and capitalized interest, when the premises opens for business. During 1996, the Company acquired 18 development properties, 13 of which have been completed, are operating and paying rent. Completion of the remaining five development properties is anticipated by April 1997. As of December 31, 1996, the total acquisition and estimated development costs for properties under development was $8.7 million, of which $3.8 million had not been funded. The Company will continue to seek to acquire land for development under similar arrangements.

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

     Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income. Distributions in excess of such earnings and profits generally will be treated as a non-taxable reduction in the stockholders' basis in its stock to the extent of such basis, and thereafter as a gain from the sale of such stock. Approximately 13.2% of the distributions made or deemed to have been made in 1996 were classified as a return of capital for federal income tax purposes, the Company is unable to predict the portion of 1997 or future distributions which may be classified as a return of capital since such amount depends on the Company's taxable income for the entire year.

                           OTHER ITEMS
                           ===========

     COMPETITION FOR ACQUISITION OF REAL ESTATE. The Company faces competition in the acquisition, operation and sale of its properties. Such competition can be expected from other businesses, individuals, fiduciary accounts and plans and other entities engaged in real estate investment. Some of the

Company's competitors are larger and have greater financial resources than the Company. This competition may result in a higher cost for properties the Company wishes to purchase. The tenants leasing the Company's properties generally face significant competition from other operators. This may result in an adverse impact on that portion, if any, of the rental stream to be paid to the Company based on a tenant's revenues and may also adversely impact the tenants' results of operations or financial condition.

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

     In December 1996, the Company obtained a five year environmental insurance policy on the property portfolio. Based upon the 740 properties in the portfolio at December 31, 1996, the cost of the insurance will be approximately $80,000 per year. The limit of the policy is $10.0 million for each loss and $20.0 million in the aggregate, with a $100,000 deductible. There is a sublimit on properties with underground storage tanks of $1.0 million per occurrence and $5.0 million in the aggregate, with a deductible of $25,000.

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

     DILUTION OF COMMON STOCK. The Company's future growth will depend in large part upon its ability to raise additional capital. If the Company were to raise additional capital through the issuance of equity securities, the interests of holders of common stock could be diluted. Likewise, the Company's Board of Directors is authorized to cause the Company to issue preferred stock in one or more series and entitled to such dividends and voting and other rights as the Board of Directors may determine. Accordingly, the Board of Directors may authorize the issuance of preferred stock with voting, dividend and other similar rights which could be dilutive to or otherwise adversely affect the interests of holders of Common Stock.

     REAL ESTATE OWNERSHIP RISKS. The Company is subject to all of the general risks associated with the ownership of real estate, in particular the risk that rental revenue from the properties will not be sufficient to cover all corporate operating expenses and debt service payments on indebtedness incurred by the Company. These risks include adverse changes in general or local economic conditions, changes in supply of or demand for similar or competing properties, changes in interest rates and operating expenses, competition for tenants, changes in market rental rates, inability to lease properties upon termination of existing leases, renewal of leases at lower rental rates and inability to collect rents from tenants due to financial hardship, including bankruptcy. Other risks include changes in tax, real estate, zoning and environmental laws which may have an adverse impact upon the value of real estate, uninsured property liability, property damage or casualty losses and unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws. Acts of God and other factors beyond the control of the Company's management might also adversely affect the Company.

     DEPENDENCE ON KEY PERSONNEL. The Company is dependent on the efforts of its executive officers and key employees. The loss of the services of its executive officers and key employees could have a material adverse effect on the Company's operations.

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

PART II
=======

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
----------------------------------------------------------

     A.  The stock of the Company is traded on the New York Stock
Exchange under the symbol "O." The following table shows the high and low sales prices per share for the Common Stock as reported by the New York Stock Exchange and distributions declared by Realty Income for the periods indicated.

                              Price Per Share
                              of Common Stock
                            -------------------    Distributions
1995                          High        Low       Declared (1)
-----------------------------------------------------------------
First Quarter               $19.250     $16.500        $0.450
Second Quarter               21.500      17.875         0.450
Third Quarter                22.000      20.250         0.465
Fourth Quarter               22.500      19.250         0.850 (2)
                                                       ------
                                                       $2.215
                                                       ======
1996
-----------------------------------------------------------------
First Quarter               $23.125     $20.375        $0.310 (3)
Second Quarter               21.375      19.500         0.465
Third Quarter                23.250      20.375         0.465
Fourth Quarter               24.500      22.250         0.470
                                                       ------
                                                       $1.710
                                                       ======

(1) Distributions currently are declared monthly by the Company based on financial results for the prior months. At December 31, 1996 a distribution of $0.1575 per share had been declared and was paid on January 15, 1997.

(2) In the fourth quarter of 1995, four monthly distributions of $0.155 per share and a special distribution of $0.23 per share were declared.

(3) In the first quarter of 1996, two monthly distributions of $0.155 per share were declared.

     B. There were 16,752 holders of record of Realty Income's shares of common stock as of March 19, 1997, however, Realty
Income believes the total number of beneficial shareholders of Realty Income to be approximately 46,000.

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------
(not covered by Independent Auditors' Report)

                   As Of Or For The Years Ended December 31,
                 (dollars in thousands, except per share data)
              --------------------------------------------------
                 1996       1995       1994      1993     1992
              ========== ========== ========== ======== ========
Total Assets
 (Book Value) $  454,097 $  417,639 $  352,768 $384,474 $395,671
Cash and Cash
 Equivalents       1,559      1,650     11,673   29,329    7,414
Long Term
 Obligations      71,782     20,457     13,621    1,035    1,041
Total
 Liabilities      79,856     36,218     17,352    2,570    2,150
Stockholders'
 Equity          374,241    381,421    335,416  381,904  393,418
Net Cash
 Provided by
 Operating
 Activities       48,073     40,312     28,460   38,485   41,441
Net Change in
 Cash and Cash
 Equivalents         (91)   (10,023)   (17,656)  21,915    1,976
Total Revenue     56,957     51,555     48,863   49,018   49,034
Consolidation
 Costs                --         --    (11,201)      --       --
Income from
 Operations       30,768     25,582     14,059   25,735   26,940
Net Gain on
 Sales of
 Properties        1,455         18      1,165    3,583    1,113
Net Income        32,223     25,600     15,224   29,318   28,053
Distributions
 Paid to
 Stockholders/
 Partners         48,079     36,710     44,666   40,831   41,567
Ratio of
 Earnings to
 Fixed Charges
 (1)                14:1       10:1       39:1  5,865:1      N/A
Net Income
 Per Share (2)      1.40       1.27       0.78
Distributions
 Paid Per
 Share (2)(3)(4)   2.093      1.825       0.60
Distributions
 Declared Per
 Share (2)(3)(4)    1.71      2.215       0.75

(continued)

                   As Of Or For The Years Ended December 31,
                 (dollars in thousands, except per share data)
              --------------------------------------------------
                 1996       1995       1994      1993     1992
              ========== ========== ========== ======== ========
Weighted
 Average
 Number
 of Shares
 Outstanding
 (2)          22,977,837 20,230,963 19,502,091

(1) Ratio of Earnings to Fixed Charges is calculated by dividing earnings, by fixed charges. For this purpose, earnings consist of net income before fixed charges. Fixed charges are comprised of interest costs (including capitalized interest) and the amortization of debt issuance costs. Ratio of Earnings to Fixed Charges is not applicable for 1992 because the Company did not have any fixed charges.

(2) Due to the change in the capital structure caused by the Consolidation (See Item 8, note 1 to the consolidated financial statements), per share information would not be meaningful for 1993 and 1992 and therefore has not been included.

(3) The 1994 amount represents distributions paid or declared, as the case may be, after the Consolidation.

(4) 1996 distributions paid per share and 1995 distributions declared per share include a special distribution of $0.23 per share.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

GENERAL
-------

     Realty Income Corporation ("Realty Income" or the "Company") was organized to operate as an equity real estate investment trust ("REIT"). The Company's primary business objective is to generate a consistent and predictable level of funds from operations ("FFO") per share and distributions to stockholders. Additionally, the Company generally will seek to increase FFO per share and distributions to stockholders through both internal and external growth, while also seeking to lower the ratio of distributions to stockholders as a percentage of FFO in order to allow internal cash flow to be used to fund additional acquisitions and for other corporate purposes. Realty Income pursues internal growth through (i) contractual rent increases on existing leases; (ii) rental increases at the termination of existing leases when market conditions permit; and (iii) the active management of the Company's property portfolio, including selective sales of properties. The Company generally pursues external growth through the acquisition of additional properties under long-term, net lease agreements with initial contractual base rent which, at the time of acquisition, is in excess of the Company's estimated cost of capital.

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

     Investors in the Partnerships who elected to invest in the equity of the Company received a total of 19,503,080 shares of common stock. Certain investors elected to receive Variable Rate Senior Notes due 2001 (the "Notes") totaling $12.6 million.

     The Consolidation was accounted for as a reorganization of affiliated entities in a manner similar to a pooling-of-interests. Under this method, the assets and liabilities of the Partnerships were carried over at their historical book values and operations were recorded on a combined historical cost basis. The pooling-of-interests method of accounting also requires the reporting of the results of operations as though the entities had been combined as of the beginning of the earliest period presented. Accordingly, the results of operations for the year ended December 31, 1994 comprise those of the separate entities combined from the beginning of the period through August 15, 1994 (the date of the Consolidation) and those of the Company from August 16, 1994 through December 31, 1994.

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

     In July 1996, the Company expanded its board of directors to seven members. The new directors are Richard J. VanDerhoff, President and Chief Operating Officer of the Company, and Willard
H. Smith Jr, formerly a Managing Director, Equity Capital Markets Division, of Merrill Lynch & Co from 1983 until his retirement in August 1995.

     In October 1996, the Company changed transfer agents from Chase Mellon Shareholder Services to The Bank of New York.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash Reserves

     Realty Income was organized for the purpose of operating as an equity REIT which acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from lease revenue. The Company intends to retain an appropriate amount of cash as working capital reserves. At December 31, 1996, the Company had cash and cash equivalents totaling $1.6 million.

     Management believes that the Company's cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet its liquidity needs for the foreseeable future.

     Capital Funding

     Realty Income has a $130 million three-year, revolving, unsecured acquisition credit facility that expires in November 1999. The credit facility currently bears interest at 1.25% over the London Interbank Offered Rate ("LIBOR") and offers the Company other interest rate options. As of March 10, 1997, $49.5 million of borrowing capacity was available to the Company under the acquisition credit facility. At that time, the outstanding balance was $80.5 million. On March 29, 1996, this credit facility was used to redeem the Notes at par, and has been and is expected to be used to acquire additional retail properties leased to national and regional retail chains under long term lease agreements. Any additional borrowings will increase the Company's exposure to interest rate risk.

     Realty Income will seek to meet its long-term capital needs for the acquisition of properties through the issuance of public or private debt or equity. In August 1995, the Company filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $200 million in value of common stock, preferred stock or debt securities.

     In the fourth quarter of 1995, the Company issued 2,540,000 shares of common stock at a price of $19.625 per share. The net proceeds were primarily used to repay borrowings under the acquisition credit facility. These borrowings were used to acquire properties in 1995.

     In December 1996, the Company entered into a treasury interest rate lock agreement to hedge against the possibility of rising interest rates. Under the interest rate lock agreement, the Company receives or makes a payment based on the differential between a specified interest rate, 6.537%, and the actual 10-year treasury interest rate on notional principal of $90 million, at the end of six months. Based on the 10-year treasury interest rate at December 31, 1996, the Company had an unrecognized loss on the agreement of $80,000. The Company anticipates issuing debt during the second quarter of 1997, subject to market conditions and acquisition levels.

     During the fourth quarter of 1996, the Company received investment grade corporate credit ratings for senior unsecured debt from Duff & Phelps Rating Co., Moody's Investor Services, Inc. and Standard and Poors, of BBB, Baa3, and BBB-, respectively. These ratings are subject to change based upon, among other things, the Company's results of operations and financial condition.

     Property Acquisitions

     During 1996, Realty Income purchased 62 retail properties (the "New Properties") in 22 states for $55.5 million (excluding the estimated unfunded development costs of $3.8 million on properties under development). These 62 properties will contain approximately 603,900 leasable square feet and are 100% leased under net leases, with an average initial lease term of 11.7 years. The weighted average annual unleveraged return on the cost of the 62 properties is estimated to be 10.6%, computed as estimated contractual net operating income (which in the case of a net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year divided by the total acquisition and estimated development costs. Since it is possible that a tenant could default on the payment of contractual rent, no assurance can be given that the actual return on the cost of the 62 properties acquired in 1996 will not differ from the foregoing percentage.

     Of the 62 properties acquired in 1996, 57 were occupied as of February 1, 1997 and the remaining five were pre-leased and under construction pursuant to contracts under which the tenants have agreed to develop the properties (with development costs funded by the Company) and to begin paying rent when the premises open for business. All of the New Properties, including the properties under development, are leased with initial terms of
7.75 to 20 years. The allocation of costs between land, and buildings and improvements on the 57 completed and occupied New Properties was approximately 34% and 66%, respectively.

     During 1996, the Company purchased a property which was adjacent to an existing tenant for $102,000 and leased the property to that tenant. The Company also invested $37,000 in existing properties, received equipment and other assets valued at $58,000 as settlements for amounts receivable, and purchased the outstanding Class A units in R.I.C. Trade Center, Ltd., Silverton Business Center, Ltd. and Empire Business Center, Ltd. for an aggregate of $150,000. After this purchase, Realty Income owned 100% of these partnerships, which were then dissolved. These partnerships owned three mixed-use light industrial business parks in San Diego, CA.

                   1996 ACQUISITION ACTIVITY
                                                 Initial  Approx.
                                                  Lease  Leasable
                                                  Term    Square
    Tenant        Industry         Location      (Years)   Feet
==============  =============  ================  ======= ========

1ST QUARTER

Carver's        Restaurant     Glendale, AZ        19.8     8,100
Econo Lube
  N' Tune       Auto Service   Chula Vista, CA     15.0     2,800
                               Broomfield, CO      15.0     2,800
                               Dallas, TX          15.0     2,700
                               Lewisville, TX      15.0     2,600

2ND QUARTER

Dairy Mart      Convenience
           (1)    Store        Mt Washington, KY   20.0     2,800
           (1)                 Tipp City, OH       15.0     3,800
Econo Lube
  N' Tune       Auto Service   Arvada, CO          15.0     2,800
Jiffy Lube      Auto Service   Centerville, OH     20.0     2,400

3RD QUARTER

Best Buy        Consumer
                  Electronics  Thousand Oaks, CA   20.0    59,200
Dairy Mart      Convenience
           (1)    Store        Streetsboro, OH     15.0     3,800
           (1)                 Wadsworth, OH       15.0     2,700

(continued)

                   1996 ACQUISITION ACTIVITY
                                                 Initial  Approx.
                                                  Lease  Leasable
                                                  Term    Square
    Tenant        Industry         Location      (Years)   Feet
==============  =============  ================  ======= ========

3RD QUARTER (continued)

Econo Lube
  N' Tune  (1)  Auto Service   Arvada, CO          15.0     2,500
           (1)                 Virginia Beach, VA  15.0     2,800
           (1)                 Bremerton, WA       15.0     2,800
Jiffy Lube (1)  Auto Service   Beavercreek, OH     20.0     2,300
           (1)                 Huber Heights, OH   20.0     2,300
Speedy Brake
  & Muffler     Auto Service   Hartford, CT        15.0    10,000
                               Indianapolis, IN    15.0     5,300
                               Milwaukee, WI       15.0     5,300

4TH QUARTER

Best Buy        Consumer
                  Electronics  Topeka, KS          20.0    45,600
East Coast Oil  Convenience
                  Store        Stafford, VA        15.0     2,800
                               Warrenton, VA       15.0     3,600
Econo Lube
  N' Tune  (1)  Auto Service   Thornton, CO        15.0     2,800
           (1)                 Olathe, KS          15.0     2,800
                               Independence, MO    15.0     2,800
                               Richmond, VA        15.0     2,900
Jiffy Lube (1)  Auto Service   Hamilton, OH        20.0     2,300
Rex Stores      Consumer
                  Electronics  Oxford, AL           7.8    10,000
                               Tuscaloosa, AL       7.8    12,000
                               Bradenton, FL        7.8     6,300
                               Mary Esther, FL      7.8     8,200
                               Melbourne, FL        7.8     8,000
                               Merritt Island, FL   7.8    10,000
                               Ocala, FL            7.8    10,000
                               Pensacola, FL        7.8    64,600
                               Tallahassee, FL      7.8    10,600
                               Titusville, FL       7.8    12,000
                               Venice, FL           7.8     8,200
                               Rome, GA             7.8    10,000
                               Council Bluffs, IA   7.8     9,000
                               Des Moines, IA       7.8    10,000
                               Peoria, IL           7.8     8,800

(continued)

                   1996 ACQUISITION ACTIVITY
                                                 Initial  Approx.
                                                  Lease  Leasable
                                                  Term    Square
    Tenant        Industry         Location      (Years)   Feet
==============  =============  ================  ======= ========

4TH QUARTER (continued)

Rex Stores      Consumer
                  Electronics  Rockford, IL         7.8    10,100
                               Springfield, IL      7.8    10,300
                               Anderson, IN         7.8    15,600
                               Muncie, IN           7.8    12,500
                               Richmond, IN         7.8     6,500
                               Columbus, MS         7.8    10,000
                               Greenville, MS       7.8     9,100
                               Gulfport, MS         7.8    12,000
                               Hattiesburg, MS      7.8    12,000
                               Jackson, MS          7.8    15,100
                               Meridian, MS         7.8     9,000
                               Tupelo, MS           7.8    12,000
                               Vicksburg, MS        7.8    10,000
                               Lakewood, NY         7.8    14,100
                               Defiance, OH         7.8     7,200
                               Kettering, OH        7.8    10,600
                               Bristol, TN          7.8    12,400
                               Clarksville, TN      7.8    10,100
                               Vienna, WV           7.8    12,200
                                                 ------- --------
Average / Total                                    11.7   603,900
                                                 ======= ========

(1) The Company acquired these properties as undeveloped land and is funding construction and other costs relating to the development of the properties by the tenants. The tenants have entered into leases with the Company covering these properties and are contractually obligated to complete construction on a timely basis and to pay construction cost overruns to the extent they exceed the construction budget by more than a predetermined percentage. As of December 31, 1996, the total acquisition and estimated construction costs for the properties under development was $8.7 million, of which $3.8 million had not been funded.

     Distributions

     Cash distributions paid for the years ended
December 31, 1996, 1995 and 1994 were $48.1 million, $36.7
million and $44.7 million, respectively. The 1996 and 1994 cash distributions include a special distribution of $5.3 million and $5.8 million, respectively.

     For the year ended December 31, 1996, the Company paid 11 monthly distributions of $0.155 per share and increased the monthly distributions to $0.1575 per share in December 1996. The regular distributions paid during 1996 totaled $1.8625 per share. In addition, the Company paid a special distribution of $0.23 per share in January 1996. Total distributions paid in 1996 were $2.0925 per share. For tax purposes, a portion of the special distribution, in the amount of approximately $0.144 per share, was taxable as ordinary income in 1995 and the remaining $0.086 per share was included in each stockholders 1996 Form 1099. In December 1996, and January and February 1997, the Company declared distributions of $0.1575 per share which were paid on January 15, 1997, February 17, 1997 and payable on March 17, 1997, respectively.

     For the year ended December 31, 1995, the Company paid monthly distributions of $0.15 per share from January through July and increased its monthly distributions to $0.155 per share in August. Monthly distributions of $0.155 per share were paid in August through December 1995. The distributions paid for 1995 totaled $1.825 per share.

     The 1994 distributions were made up of eight partnership and four corporate monthly distributions in the aggregate amount of $38.9 million and the final partnership distribution of $5.8 million. The 1994 final partnership distributions were substantially comprised of proceeds from the sales of properties sold during 1993.

     From August 15, 1994, the date of the Consolidation, through December 31, 1994, the Company paid four monthly distributions of $0.15 per share, totaling $0.60 per share. Prior to the Consolidation on August 15, 1994, the Company did not have equivalent shares outstanding so no comparative per share information is presented.

     Other Information

     As a result of the Merger on August 17, 1995, the Company assumed a defined benefit pension plan (the "Plan") covering substantially all of its employees. The board of directors of the Advisor froze the Plan effective May 31, 1995. For each Plan participant, the accrued benefit earned under the Plan as of May 31, 1995 was frozen. The Plan was terminated on January 2, 1996. As part of the Plan's termination, the Company met its obligation to the Plan of $2.3 million in February 1997.

     In December 1996, the Company obtained a five year environmental insurance policy on the property portfolio. Based upon the 740 properties in the portfolio at December 31, 1996, the cost of the insurance will be approximately $80,000 per year. The limit of the policy is $10.0 million for each loss and $20.0 million in the aggregate, with a $100,000 deductible. There is a sublimit on properties with underground storage tanks of $1.0 million per occurrence and $5.0 million in the aggregate, with a deductible of $25,000.

FUNDS FROM OPERATIONS ("FFO")
-----------------------------

     Funds from operations ("FFO") for 1996 was $47.7 million versus $40.4 million during 1995 and $39.2 million during 1994. Realty Income defines FFO as net income before net gain on sales of properties and the one-time expenses of the 1994 Consolidation, plus provision for impairment losses, plus depreciation and amortization. In accordance with the recommendations of the National Association of Real Estate Investment Trusts ("NAREIT"), amortization of deferred financing costs are not added back to net income to calculate FFO. Amortization of financing costs are included in interest expense in the consolidated statements of income.

     Management considers FFO to be an appropriate measure of the performance of an equity REIT. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distribution payments. Presentation of this information provides the reader with an additional measure to compare the performance of different REITs, although it should be noted that not all REITs calculate FFO the same way so comparisons with such REITs may not be meaningful.

     FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow from operating, investing, and financing activities as a measure of liquidity or ability to make cash distributions.

     Below is the reconciliation of net income to funds from operations (dollars in thousands):

                                         1996     1995     1994
                                       =======  =======  =======
     Net Income                        $32,223  $25,600  $15,224
     Plus Depreciation and
       Amortization                     16,422   14,849   13,790
     Plus Provision for Impairment
       Losses                              579       --      135
     Plus Consolidation Costs               --       --   11,201
     Less Depreciation of Furniture,
       Fixtures and Equipment              (51)     (17)      --
     Less Net Gain on Sales
       of Properties                    (1,455)     (18)  (1,165)
                                       -------  -------  -------
     Total Funds From Operations       $47,718  $40,414  $39,185
                                       =======  =======  =======

     For 1996, 1995 and 1994, FFO exceeded cash distributions, excluding the non-recurring special distributions of $5.3 million in 1996 (pertaining to the Advisor Merger) and $5.8 million in 1994 (final distribution for the predecessor partnerships), by $4.9 million, $3.7 million and $369,000, respectively.

RESULTS OF OPERATIONS
---------------------

     Prior to the Consolidation on August 15, 1994, the capital structure of the Partnerships consisted of limited partner interests with no long term debt. In the Consolidation, limited partners exchanged their partnership units for shares of common stock or Notes of the Company. The general partners did not receive any shares or Notes for their general partner interest. Due to these changes in capital structure, which were caused by the Consolidation, and additional expenses associated with the operations of a publicly traded REIT, the results of operations for the year ended December 31, 1994 are not necessarily comparable to 1996 and 1995.

     Comparison of 1996 to 1995

     Rental revenue was $56.8 million for 1996 versus $51.2 million for 1995, an increase of $5.6 million. The increase in rental revenue was primarily due to the acquisition of 124 properties from December 1994 through December 1996. These properties generated revenue in 1996 and 1995 of $8.8 million and $3.8 million, respectively, an increase of $5.0 million. During 1997, the contractual lease payments (not including any percentage rents) on these 124 properties are approximately $14.0 million.

     At December 31, 1996, 723 or 98.8% of the Company's leases, on the 732 single-tenant properties, provide for increases in rents through (i) base rent increases tied to a consumer price index with adjustment ceilings or (ii) overage rent based on a percentage of the tenants' gross sales. Some leases contain both types of clauses. Rental revenue generated on the 619 properties owned for all of both 1995 and 1996 increased by $871,000 or 1.9%, to $48.0 million from $47.1 million. Percentage rent, which is included in rental revenue, was $1.7 million for 1996 as compared to $1.6 million in 1995.

     The following table represents Realty Income's rental revenue by industry for the years ended December 31, 1996 and 1995:

                      December 31, 1996      December 31, 1995
                    ---------------------- ----------------------
                      Rental    Percentage   Rental    Percentage
     Industry         Revenue    of Total    Revenue    of Total
=================== =========== ========== =========== ==========
Automotive Parts    $ 4,814,000    8.5%    $ 4,724,000    9.2%
Automotive Service    3,859,000    6.8%      3,007,000    5.9%
Child Care           23,854,000   42.0%     23,358,000   45.6%
Consumer Electronics    507,000    0.9%             --     --%
Convenience Stores    2,647,000    4.7%      1,254,000    2.4%
Home Furnishings      2,496,000    4.4%      1,471,000    2.9%
Restaurant           13,836,000   24.3%     12,632,000   24.7%
Other                 4,764,000    8.4%      4,739,000    9.3%
                    -----------  ------    -----------  ------
Total               $56,777,000  100.0%    $51,185,000  100.0%
                    ===========  ======    ===========  ======

     Unleased properties are a factor in determining gross revenue generated and property costs incurred by the Company. At December 31, 1996, the Company had nine properties that were not under lease as compared to four properties at December 31, 1995. The remaining 731 properties were under lease agreements with third party tenants as of December 31, 1996.

     The significant portion of the remaining revenue earned during 1996 and 1995 was attributable to interest earned on cash invested in two funds which hold short-term investments in United States government agency securities and treasury securities. Interest revenue was $109,000 for 1996 as compared to $276,000 during 1995. The decrease in interest revenue was due to lower average cash balances held during 1996, which reflects the Company's desire to maintain an appropriate amount of cash as working capital reserves and invest excess available cash in properties.

     Depreciation and amortization was $16.4 million in 1996 versus $14.8 million in 1995. The $1.6 million increase was primarily due to the depreciation of properties acquired during 1995 and 1996 and amortization of goodwill recorded in connection with the Merger of the Advisor.

     Total advisor fees and general and administrative expenses decreased by $1.7 million to $5.2 million in 1996 versus $6.9 million in 1995. General and administrative expenses were $5.2 million in 1996 versus $3.2 million in 1995 and advisor fees of $3.7 million in 1995. The $2.0 million increase in general and administrative expenses was due primarily to the Merger of the Advisor. Subsequent to the Merger, the Company commenced paying for management, accounting systems, office facilities, professional and support personnel expenses (i.e. costs of being self-administered). Prior to August 17, 1995, such costs were the responsibility of the Advisor.

     During the third quarter of 1996, the Company initiated a 401(k) plan. Costs of $65,000 associated with the plan are included in general and administrative expenses.

     Property expenses were $1.6 million in 1996 and 1995. Property expenses are broken down into expenses associated with multi-tenant non-triple net lease properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, site checks, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, site checks and title search fees.

     Property expenses of $1.0 million were incurred on ten multi-tenant properties during 1996, eight of which were owned at the end of 1996. Property expenses of $1.0 million were incurred on eleven multi-tenant properties in 1995, ten of which were owned at the end of 1995. During 1996 two multi-tenant properties were sold and in 1995 one multi-tenant property was sold. Expenses incurred in 1996 on ten unleased single-tenant properties totaled $250,000 as compared to $161,000 in 1995 on seven unleased single-tenant properties. At December 31, 1996, nine properties were available for lease, one of which was a multi-tenant property. At December 31, 1995, four single-tenant properties were available for lease. The $89,000 increase is due to property taxes, maintenance and utilities on the additional vacant properties. General portfolio expenses in 1996 and 1995 totaled $337,000 and $441,000, respectively. The decrease in general portfolio expenses is primarily due to a decrease in insurance costs.

     Interest expense is made up of four components which include: (i) interest on outstanding loans and notes; (ii) commitment fees on the undrawn portion of the credit facility;
(iii) amortization of the credit facility origination costs; which are offset, in part, by; (iv) interest capitalized on properties under development. Interest capitalized on properties under development is included in the cost of the completed property and amortized over the estimated useful life of the property.

     Interest expense decreased by $275,000 to $2.4 million in 1996 as compared to $2.6 million for 1995. Interest incurred on loans and notes in 1996 and 1995 was $2.1 million and $2.4 million, respectively. Interest incurred was $266,000 lower in 1996 than in 1995 due to a decrease in the average outstanding balance and lower interest rates on the acquisition credit facility and the Notes. During 1996, the average outstanding balance and interest rate were $30.7 million and 6.96% as compared to $31.3 million and 7.68% during the comparable period in 1995. Included in the interest incurred in 1996 and 1995 was capitalized interest totaling $150,000 and $217,000, respectively. Commitment fees in 1996 were $156,000 as compared to $127,000 in 1995. In 1996 and 1995, a commitment fee of 0.15%
per annum was incurred on the undrawn portion of the credit facility. Commitment fees increased in 1996 because the borrowing capacity was increased to $130 million from $100 million in December 1995. Amortization of the credit facility origination fees were $224,000 in 1996 as compared to $329,000 in 1995. The amortized credit facility origination fees decreased in 1996 as compared to 1995, because in December 1995 the term of the credit facility was extended one year, which extended the period of time over which unamortized fees are amortized.

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In 1996, a $579,000 charge was taken to reduce the net carrying value on four properties because they became held for sale. No charge was recorded for an impairment loss in 1995.

     The Company anticipates property sales will occur in the normal course of business. During 1996, the Company recorded a gain of $1.5 million on the sale of two multi-tenant properties, five restaurant properties and the granting of an easement on another property. During 1995, the Company recorded a net gain of $18,000 on the sale of two child care properties and a multi-tenant property. During 1996 and 1995 cash proceeds generated from these sales were $4.4 million and $617,000, respectively.

     For 1996, the Company recorded net income of $32.2 million versus $25.6 million in 1995. The $6.6 million increase in net income is primarily due to an increase in rental revenue from 124 properties acquired from December 1994 through December 1996 of $5.0 million, an increase in the net gain on sales of properties of $1.4 million and a net decrease in advisor fees, general and administrative expenses of $1.7 million, offset by an increase in depreciation and amortization expense of $1.6 million.

     Comparison of 1995 to 1994

     Rental revenue was $51.2 million for 1995 versus $47.9 million for 1994, an increase of $3.3 million. The increase in rental revenue was primarily due to the acquisition of 62 properties from December 1994 through December 1995. These properties generated revenue of $3.8 million in 1995.

     The decline in revenues from properties owned during both
1995 and 1994 was mainly attributable to a decline in percentage rents. Percentage rent was $1.6 million for 1995 as compared to $2.6 million in 1994.

     The following table represents Realty Income's rental revenue by industry for the years ended December 31, 1995 and 1994:

                      December 31, 1995      December 31, 1994
                    ---------------------- ----------------------
                      Rental    Percentage   Rental    Percentage
     Industry         Revenue    of Total    Revenue    of Total
=================== =========== ========== =========== ==========
Automotive Parts    $ 4,724,000    9.2%    $ 4,977,000   10.4%
Automotive Service    3,007,000    5.9%      2,705,000    5.7%
Child Care           23,358,000   45.6%     23,522,000   49.1%
Convenience Stores    1,254,000    2.4%            --      --
Home Furnishings      1,471,000    2.9%            --      --
Restaurant           12,632,000   24.7%     12,047,000   25.1%
Other                 4,739,000    9.3%      4,654,000    9.7%
                    -----------  ------    -----------  ------
Total               $51,185,000  100.0%    $47,905,000  100.0%
                    ===========  ======    ===========  ======

     Unleased properties are a factor in determining gross revenue generated and property costs incurred by the Company. At
December 31, 1995 and 1994, the Company had four properties that were not under lease, the remaining 681 and 626 properties, respectively, were under lease agreements with third party tenants.

     The significant portion of the remaining revenue earned during 1995 and 1994 was attributable to interest earned on cash invested in two funds which hold short-term investments in United States government agency securities or direct purchases of short-term United States government agency securities. Interest revenue was $276,000 for 1995 as compared to $862,000 during 1994. The decrease in interest revenue was due to a reduction of cash held, which was invested in properties.

     Depreciation and amortization was $14.8 million in 1995 versus $13.8 million in 1994. The $1.0 million increase was primarily due to the depreciation of 62 properties acquired from December 1994 through December 31, 1995 and amortization of goodwill recorded in connection with the Merger of the Advisor.

     Total advisor fees and general and administrative expenses decreased by $312,000 to $6.9 million in 1995 versus $7.2 million in 1994. General and administrative expenses were $3.2 million in 1995 versus $1.8 million in 1994. Advisor fees were $3.7 million in 1995 versus $5.4 million in 1994. The $1.4 million increase in general and administrative expenses and $1.7 million decrease in advisor fees was due to the Merger of the Advisor. Subsequent to the Merger, the Company commenced paying for management, accounting systems, office facilities, professional and support personnel expenses (i.e. costs of being self-administered). Such costs were the responsibility of the Advisor through August 17, 1995.

     The advisor fees for 1995 were calculated in accordance with the terms of the advisory agreement which became effective
August 15, 1994 and was terminated on August 17, 1995. Prior to August 16, 1994, advisor fees were calculated in accordance with the terms of the Partnership agreements of the Partnerships.

     Administration expense in 1994 included approximately $500,000 of one-time expenses primarily associated with the distribution of stock certificates, shareholder informational material and final partnership K-1's to shareholders after the Consolidation had occurred. Other administrative expenses increased in 1995 compared to 1994 due to additional expenses associated with the operation of a publicly traded REIT including, but not limited to, transfer agent fees, NYSE fees, board of directors fees and property acquisition expenses.

     Property expenses decreased to $1.6 million in 1995 as compared to $2.1 million in 1994 The $488,000 decrease was is primarily due to a decrease in property taxes, maintenance and utilities.

     Interest expense for 1995 was $2.6 million as compared to $396,000 for 1994. Of the $2.2 million increase, $1.4 million was for interest paid on the acquisition credit facility in 1995 and an increase of $665,000 of interest paid on the Notes. Interest incurred on loans and notes in 1995 and 1994 was $2.4 million and $354,000, respectively. Interest incurred was higher in 1995 due to borrowings on the credit facility, and senior notes issued as part of the Consolidation. During 1995, the average outstanding balances and interest rates on the acquisition credit facility and the Notes were $31.3 million and 7.68%. Included in the interest incurred in 1995 was capitalized interest totaling $217,000. No interest was capitalized in 1994. Commitment fees in 1995 were $127,000 as compared to $13,000 in 1994. In 1995 and 1994, a commitment fee of 0.15% per annum was incurred on the undrawn portion of the credit facility. Amortization of the credit facility origination fees were $329,000 in 1995 as compared to $29,000 in 1994. Commitment fees and amortization of credit facility origination fees increased in 1995 because the credit facility was not entered into until November 1994.

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In 1994, a $135,000 charge was taken to reduce the net carrying value on one property because it became held for sale. No charge was recorded for an impairment loss in 1995.

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

     During 1995, the Company recorded a net gain of $18,000 on the sale of two child care properties and a multi-tenant property. During 1994, the Company recorded a gain of $1.2 million on the sale of five restaurant properties. During 1995 and 1994 cash proceeds generated from these sales were $617,000 and $3.8 million, respectively.

     For 1995, the Company recorded net income of $25.6 million versus $15.2 million in 1994. The net income in 1994 was negatively impacted by one time Consolidation costs of $11.2 million. Net income for 1994, excluding the Consolidation costs, was $26.4 million.

IMPACT OF INFLATION
-------------------

     Tenant leases generally provide for increases in rent as a result of increases in the tenant's sales volumes or increases in the consumer price index. Management expects that inflation will cause these lease provisions to result in increases in rent over time. However, inflation and increased costs may have an adverse impact on the tenants if increases in the tenant's operating expenses exceed increases in revenue. Approximately 98% of the properties are leased to tenants under net leases in which the tenant is responsible for property costs and expenses. These features in the leases reduce the Company's exposure to rising expenses due to inflation.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Table of Contents                                            Page
-----------------                                            ----

A.  Independent Auditors' Report...............................42

B.  Consolidated Balance Sheets,
      December 31, 1996 and 1995...............................43

C.  Consolidated Statements of Income,
      Years ended December 31, 1996, 1995 and 1994.............45

D.  Consolidated Statements of Stockholders' Equity,
      Years ended December 31, 1996, 1995 and 1994.............46

E.  Consolidated Statements of Cash Flows,
      Years ended December 31, 1996, 1995 and 1994.............49

F.  Notes to Consolidated Financial Statements.................51

G.  Consolidated Quarterly Financial Data
      (unaudited) for 1996 and 1995............................63

H.  Schedule III-Real Estate and Accumulated
      Depreciation.............................................64

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                 /s/KPMG PEAT MARWICK LLP



San Diego, California
January 24, 1997,
   except as to paragraph two of Note 11,
   which is as of February 24, 1997

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
                   December 31, 1996 and 1995
          (dollars in thousands, except per share data)

                                               1996       1995
                                            =========  =========

ASSETS

Real Estate, at Cost:
  Land                                      $ 165,598  $ 147,789
  Buildings and Improvements                  398,942    367,637
                                            ---------  ---------
                                              564,540    515,426
  Less - Accumulated Depreciation
    and Amortization                         (138,307)  (126,062)
                                            ---------  ---------
     Net Real Estate                          426,233    389,364
Cash and Cash Equivalents                       1,559      1,650
Accounts Receivable                             1,905      1,638
Due from Affiliates                               383        493
Other Assets                                    2,183      1,927
Goodwill, Net                                  21,834     22,567
                                            ---------  ---------
     TOTAL ASSETS                           $ 454,097  $ 417,639
                                            =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Distributions Payable                       $   3,619  $  12,407
Accounts Payable and Accrued Expenses           1,172        673
Other Liabilities                               5,065      4,541
Line of Credit Payable                         70,000      6,000
Notes Payable                                      --     12,597
                                            ---------  ---------
     TOTAL LIABILITIES                         79,856     36,218
                                            ---------  ---------

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
                   December 31, 1996 and 1995
          (dollars in thousands, except per share data)

                                               1996       1995
                                            =========  =========

Commitments and Contingencies

Stockholders' Equity

Preferred Stock, Par Value $1.00 Per
  Share, 5,000,000 Shares Authorized,
  No Shares Issued or Outstanding                  --         --
Common Stock, Par Value $1.00 Per Share,
  40,000,000 Shares Authorized,
  22,979,537 and 22,976,237 Shares
  Issued and Outstanding in 1996 and
  1995, respectively                           22,980     22,976
Capital in Excess of Par Value                516,004    516,119
Accumulated Distributions in Excess
  of Net Income                              (164,743)  (157,674)
                                            ---------  ---------
     TOTAL STOCKHOLDERS' EQUITY               374,241    381,421
                                            ---------  ---------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                 $ 454,097  $ 417,639
                                            =========  =========

















   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements Of Income
                =================================
          Years Ended December 31, 1996, 1995 and 1994
          (dollars in thousands, except per share data)

                                 1996        1995        1994
                                                       (Note 1)
                              ==========  ==========  ==========

REVENUE

  Rental                      $   56,777  $   51,185  $   47,905
  Interest                           109         276         862
  Other                               71          94          96
                              ----------  ----------  ----------
                                  56,957      51,555      48,863
                              ----------  ----------  ----------

EXPENSES

  Depreciation and
    Amortization                  16,422      14,849      13,790
  General and Administrative       5,181       3,214       1,765
  Advisor Fees                        --       3,661       5,422
  Property                         1,640       1,607       2,095
  Interest                         2,367       2,642         396
  Provision for Impairment
    Losses                           579          --         135
  Consolidation Costs                 --          --      11,201
                              ----------  ----------  ----------
                                  26,189      25,973      34,804
                              ----------  ----------  ----------
Income from Operations            30,768      25,582      14,059

Net Gain on Sales of
  Properties                       1,455          18       1,165
                              ----------  ----------  ----------
NET INCOME                    $   32,223  $   25,600  $   15,224
                              ==========  ==========  ==========

Net Income Per Share          $     1.40  $     1.27  $     0.78
                              ==========  ==========  ==========

Weighted Average Number of
  Shares Outstanding          22,977,837  20,230,963  19,502,091
                              ==========  ==========  ==========


   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
        Consolidated Statements Of Stockholders' Equity
    ========================================================
          Years Ended December 31, 1996, 1995 and 1994
                     (dollars in thousands)

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

BALANCE,
  December
  31, 1993
  (Note 1)            --  $    --  $486,619  $(104,715) $381,904
Net Income            --       --        --     15,224    15,224
Distributions
  to Partners         --       --        --    (32,964)  (32,964)
Distributions
  Paid and
  Payable to
  Stockholders        --       --        --    (14,627)  (14,627)
Shares Issued
  in Exchange
  for Limited
  Partnership
  Interests   19,502,091   19,502   (19,502)        --        --
Payment of
  Promissory
  Notes and
  Fractional
  Shares in
  Exchange for
  Limited
  Partnership
  Interests           --       --    (1,505)        --    (1,505)
Notes Payable
  Issued in
  Exchange for
  Limited
  Partnership
  Interests           --       --   (12,616)        --   (12,616)
              ----------  -------  --------  ---------  --------
BALANCE,
  December
  31, 1994
  (Note 1)    19,502,091   19,502   452,996   (137,082)  335,416

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
        Consolidated Statements Of Stockholders' Equity
    ========================================================
          Years Ended December 31, 1996, 1995 and 1994
                     (dollars in thousands)

                                              Accumu-
                                               lated
                                    Capital   Distri-
                                      in      butions
                 Common Stock       Excess   in Excess
              -------------------   of Par     of Net
                Shares    Amount    Value      Income    Total
              ==========  =======  ========  =========  ========

Net Income            --       --        --     25,600    25,600
Distributions
  Paid and
  Payable to
  Stockholders        --       --        --    (46,192)  (46,192)
Shares Issued
  in Exchange
  for Advisor
  Shares         990,704      991    20,186         --    21,177
Shares Retired   (57,547)     (58)   (1,172)        --    (1,230)
Shares Issued
  in Stock
  Offering, net
  of offering
  costs of
  $3,217       2,540,000    2,540    44,090         --    46,630
Shares Issued
  in Exchange
  for Limited
  Partnership
  Interests          989        1        19         --        20
              ----------  -------  --------  ---------  --------
BALANCE,
  December
  31, 1995    22,976,237   22,976   516,119   (157,674)  381,421

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
        Consolidated Statements Of Stockholders' Equity
    ========================================================
          Years Ended December 31, 1996, 1995 and 1994
                     (dollars in thousands)

                                              Accumu-
                                               lated
                                    Capital   Distri-
                                      in      butions
                 Common Stock       Excess   in Excess
              -------------------   of Par     of Net
                Shares    Amount    Value      Income    Total
              ==========  =======  ========  =========  ========

Net Income            --       --        --     32,223    32,223
Distributions
  Paid and
  Payable to
  Stockholders        --       --        --    (39,292)  (39,292)
Shares Issued      3,300        4        73         --        77
Stock Offering
  Costs               --       --      (188)        --      (188)
              ----------  -------  --------  ---------  --------
BALANCE,
  December
  31, 1996    22,979,537  $22,980  $516,004  $(164,743) $374,241
              ==========  =======  ========  =========  ========



















   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
          Years Ended December 31, 1996, 1995 and 1994
                     (dollars in thousands)

                                      1996      1995      1994
                                                        (Note 1)
                                    ========  ========  ========

CASH FLOWS FROM
  OPERATING ACTIVITIES:

Net Income                          $ 32,223  $ 25,600  $ 15,224

Adjustments to Net Income:
  Depreciation and Amortization       16,422    14,849    13,790
  Provision for Impairment Losses        579        --       135
  Net Gain on Sales of Properties     (1,455)      (18)   (1,165)
Changes in Assets and Liabilities
  (net of the Merger with
  the Advisor):
  Accounts Receivable and
    Other Assets                        (646)       (1)      980
  Accounts Payable, Accrued Expenses
    and Other Liabilities                950       (86)      460
  Due to Advisor                          --       (32)     (964)
                                    --------  --------  --------

     Net Cash Provided by
       Operating Activities           48,073    40,312    28,460
                                    --------  --------  --------

CASH FLOWS FROM
  INVESTING ACTIVITIES:

Proceeds from Sales of Properties      4,405       617     3,795
Acquisition of and Additions to
  Properties                         (55,705)  (65,890)   (3,485)
Payment of Advisor Merger Costs           --    (1,629)       --
Cash Acquired from Advisor Merger         --       647        --
                                    --------  --------  --------

     Net Cash Provided by
       (Used in) Investing
       Activities                    (51,300)  (66,255)      310
                                    --------  --------  --------

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
          Years Ended December 31, 1996, 1995 and 1994
                     (dollars in thousands)

                                      1996      1995      1994
                                                        (Note 1)
                                    ========  ========  ========

CASH FLOWS FROM
  FINANCING ACTIVITIES:

Payments of Distributions            (48,079)  (36,710)  (44,666)
Proceeds from Lines of Credit         66,700    50,600       625
Payments of Lines of Credit           (2,700)  (44,600)     (880)
Payment of Notes Payable             (12,597)       --        --
Proceeds from Stock Offering,
  Net of Offering Costs
  of $3,217                               --    46,630        --
Stock Offering Costs                    (188)       --        --
Payments in Lieu of Promissory
  Notes and Fractional Shares             --        --    (1,505)
                                    --------  --------  --------

     Net Cash Provided by
       (Used in) Financing
       Activities                      3,136    15,920   (46,426)
                                    --------  --------  --------

Net Decrease in Cash and
  Cash Equivalents                       (91)  (10,023)  (17,656)

Cash and Cash Equivalents,
  Beginning of Year                    1,650    11,673    29,329
                                    --------  --------  --------

Cash and Cash Equivalents,
  End of Year                       $  1,559  $  1,650  $ 11,673
                                    ========  ========  ========

For supplemental disclosures, see Note 9.





   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
           Notes To Consolidated Financial Statements
           ==========================================
                December 31, 1996, 1995 and 1994

1.  Organization and Operation

    Realty Income Corporation (the "Company") was organized in the state of Delaware in September 1993 to facilitate the merger, which was effected on August 15, 1994 (the "Consolidation"), of 10 private and 15 public real estate limited partnerships (the "Partnerships") with and into the Company. The Company invests in commercial real estate and has elected to be taxed as a real estate investment trust ("REIT").

    Investors in the Partnerships who elected to invest in the Company received common stock of the Company totaling 19,503,080 shares. Certain investors elected to receive Variable Rate
Senior Notes (the "Notes") totaling $12.6 million.

    The Consolidation was accounted for as a reorganization of affiliated entities under common control in a manner similar to a pooling-of-interests. Under this method, the assets and liabilities of the Partnerships were carried over at their historical book values and their operations have been recorded on a combined historical cost basis. The pooling-of-interests method of accounting also requires the reporting of the results of operations as though the entities had been combined as of the beginning of the earliest period presented. Accordingly, the results of operations for the year ended December 31, 1994 comprise those of the separate entities combined from January 1, 1994 through August 15, 1994 and those of the Company from August 16, 1994 through December 31, 1994. Costs incurred to effect the Consolidation and integrate the continuing operations of the separate entities were expenses of the Company in the period the Consolidation was consummated. Prior to the Consolidation, the Company had no significant operations; therefore, the combined operations for the period prior to the Consolidation represent the operations of the Partnerships. The Consolidation did not require any material adjustments to conform the accounting policies of the separate entities to that of the Company. All intercompany transactions and balances have been eliminated.

    The results of operations of the previously separate entities for the period before the Consolidation was consummated that are included in the results of operations for the year ended
December 31, 1994 follow:

                                              January 1, 1994
                                                  through
                                              August 15, 1994
                                             -----------------
                                           (dollars in thousands)

Entity                                     Net Income     Revenue
===================================        ==========     =======

Northridge Bell, Ltd.                       $    15       $    29
Tustin Bell, Ltd.                                39            47
Marina Bell, Ltd.                                 5             7
Fullerton Commercial Property, Ltd.              70            73
Chino Commercial Property, Ltd.                  49            55
R.I.C. 76, Ltd.                                  38            52
R.I.C. 781, Ltd.                                 50            75
Garden Grove BYH, Ltd.                           14            19
R.I.C. Associates #1, Ltd.                        7            11
R.I.C. Associates #2, Ltd.                       35            55
R.I.C. 79, Ltd.                                 299           451
R.I.C. 81, Ltd.                                 451           754
R.I.C. 14, Ltd.                                 664         1,188
R.I.C. 15, Ltd.                                 142           898
R.I.C. 16, Ltd.                                 811         1,735
R.I.C. 17, Ltd.                               1,612         3,490
R.I.C. 18, Ltd.                                 531         1,707
R.I.C. 19, Ltd.                               1,638         2,537
R.I.C. 20, Ltd.                                 614         1,789
R.I.C. 21, Ltd.                               1,841         2,978
R.I.C. 22, Ltd.                               1,472         2,574
R.I.C. 23, Ltd.                               2,225         3,463
R.I.C. 24, Ltd.                               1,731         2,737
R.I.C. 25, Ltd.                               1,934         2,900
R.I.C. 26, Ltd.                                 571           818
                                            -------       -------
Combined Results                            $16,858       $30,442
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

    Leases - All leases are accounted for as operating leases.
Under this method, lease payments are recognized as revenue over the term of the lease on a straight-line basis.

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

    After August 15, 1994, the Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Management believes the Company has qualified and continues to qualify as a REIT and therefore will be permitted to deduct distributions paid to its stockholders, eliminating the federal taxation of income represented by such distributions at the Company's level. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements for the period August 16, 1994 through December 31, 1994 and the years ended December 31, 1996 and 1995.

    Distributions Paid and Payable - For the year ended
December 31, 1996, cash distributions of $2.0925 per share were paid. The 1996 distributions were paid as a special distribution of $0.23 per share, eleven monthly distributions of $0.155 per share and one distribution of $0.1575 per share. As of December 31, 1996, a distribution of $0.1575 per share was declared and payable.

    For the year ended December 31, 1995, cash distributions of $1.825 per share were paid. The 1995 distributions were paid as seven monthly distributions of $0.15 per share and five monthly distributions of $0.155 per share. As of December 31, 1995, three distributions totaling $0.54 per share were declared and payable.

    For the period August 16, 1994 through December 31, 1994, cash distributions of $0.60 per share were paid. The 1994 distributions were paid as four monthly distributions of $0.15 per share.

    The following presents the characterization for tax purposes of distributions paid or deemed to be paid to stockholders for the years ended December 31:

                              1996            1995           1994
                            ------          ------          -----

Ordinary Income             $1.691          $1.876          $0.60
Return of Capital            0.257           0.093             --
                            ------          ------          -----
                            $1.948          $1.969          $0.60
                            ======          ======          =====

    For tax purposes, a portion of the distributions payable at December 31, 1995, in the amount of $0.144 per share is deemed to be paid in 1995. This amount is included in the $1.876 per share taxable as ordinary income in 1995 and represents the remaining portion of taxable earnings and profits which were assumed by the Company in the merger with R.I.C. Advisor, Inc. (the "Advisor").

    Provision for Impairment Losses - The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) over a long-term holding period plus estimated disposition proceeds (undiscounted) are less than the current book value. If properties are held for sale, they are carried at the lower of costs or estimated fair value, less costs to sell. For the years ended December 31, 1996 and 1994, provisions for impairment losses of $579,000 and $135,000, respectively, were charged to operations to reduce the net carrying value of four properties held for sale in 1996 and one property held for sale in 1994. There was no provision for impairment losses for the year ended December 31, 1995.

    Net Income Per Share - Net income per share for 1996 and 1995 was calculated based upon the weighted average number of common shares and common stock equivalents outstanding during the year. Net income per share for 1994 was calculated assuming 19,502,091 shares of the Company's common stock were outstanding. Prior to the Consolidation, no shares of common stock were outstanding.

    Stock Option Plan - The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123.

    Derivative Financial Instrument - The Company uses an interest rate treasury lock agreement to hedge the effect of interest rate fluctuations. This instrument meets the requirement for hedge accounting, including a high correlation to a specific transaction. Accordingly, amounts receivable or payable under the terms of the agreement and changes in market value are recognized in income when the effects of related changes of the hedge item are recognized.

    Reclassifications - Certain of the 1995 and 1994 balances have been reclassified to conform to the 1996 presentation. The reclassifications had no effect on stockholders' equity or net income.

    Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

3.  Credit Facility Available for Acquisitions

    The Company has a $130 million, three-year, revolving, unsecured acquisition credit facility that expires in November 1999. The credit facility is from The Bank of New York, as agent, and several major U.S. and non- U.S. banks. As of December 31, 1996 and 1995, the outstanding balance on the credit facility was $70.0 million and $6.0 million, respectively, with an effective interest rate of approximately 6.85% and 7.19%, respectively. A commitment fee of 0.15%, per annum accrues on the average amount of the unused available credit commitment.

    The credit facility is subject to various leverage and interest coverage ratio limitations, all of which the Company is and has been in compliance with.

    In 1996 and 1995, interest of $150,000 and $217,000,
respectively, was capitalized on properties under construction.
No interest was capitalized in 1994.

4.  Notes Payable

    On March 29, 1996, the Company redeemed, at par, the $12.6 million principal amount of Notes. Interest incurred on the Notes for the years ended December 31, 1996, 1995 and 1994 was $217,000, $997,000 and $332,000, respectively.

5.  Operating Leases

    A.  General

        At December 31, 1996, the Company owned 740 properties in
42 states. Of the Company's properties, 732 are single-tenant and the remainder are multi-tenant. At December 31, 1996, nine properties were vacant and available for lease or sale.

        Substantially all leases are net leases whereby the tenant pays property taxes and assessments, maintains the interior and exterior of the building, and carries insurance coverage for public liability, property damage, fire, and extended coverage. The Company's leases are primarily for initial terms of 10 to 20 years and provide for limited cost of living increases and/or increased rent based upon a percentage of the tenant's sales. Percentage rent for 1996, 1995 and 1994 was $1.7 million, $1.6 million and $2.6 million, respectively.

        As of December 31, 1996, minimum annual rents to be received on the operating leases are as follows (dollars in thousands):

Years Ending December 31,
=========================

       1997                          $ 56,814
       1998                            55,577
       1999                            55,095
       2000                            54,034
       2001                            52,730
       2002-2018                      269,305
                                     --------
       TOTAL                         $543,555
                                     ========

    B.  Major Tenants

        The following schedule presents rental income, including percentage rents, from tenants representing more than 10% of the Company's total revenue for at least one of the years ended
December 31, 1996, 1995 or 1994 (dollars in thousands):

             Tenant                     1996      1995      1994
===============================       =======   =======   =======

Children's World, Inc.                $13,460   $13,121   $12,907
La Petite Academy, Inc.                 9,339     9,189     9,574
Golden Corral Corporation               7,017     6,550     6,362
CSK Auto, Inc. (Formerly
   Northern Automotive Corporation)     4,779     4,677     4,931

6.  Net Gain on Sales of Properties

    In 1996, the Company sold seven properties for a total of $4.4 million and recognized a gain of $1.5 million. In 1995, the Company sold three properties for a total of $617,000 and recognized a net gain of $18,000. In 1994, the Company sold five properties and had three land easement transactions for a total of $3.8 million and recognized a net gain of $1.2 million.

7.  The Merger of R.I.C. Advisor, Inc.

    On August 17, 1995, the Company merged with the Advisor and issued 990,704 shares of the Company's common stock valued at approximately $21.2 million (the "Merger"). The Merger was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in approximately $22.9 million of goodwill. Amortization of goodwill for the years ended December 31, 1996 and 1995 was $916,000 and $340,000, respectively.

    The following unaudited pro forma summary presents information as if the Merger had occurred at the beginning of the period presented. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined company.

              For the Year Ended December 31, 1995
          (dollars in thousands, except per share data)
      -----------------------------------------------------

                                                  Pro Forma
                                                  Unaudited
                                                  =========

    Revenue                                       $  51,765
    Net Income                                    $  24,751
    Net Income Per Share                          $    1.22

8.  Fair Value of Financial Instruments

    Management of the Company believes that the carrying values reflected in the balance sheets at December 31, 1996 and 1995 reasonably approximate the fair values for cash and cash equivalents, accounts receivable, due from affiliates and all liabilities. In making such assessments, the Company utilized estimates and quoted market prices. See Note 13.

9.  Supplemental Disclosure of Cash Flow Information

    Interest paid during 1996, 1995 and 1994 was $1,987,000,
$2,186,000 and $354,000, respectively.

    The following non-cash investing and financing activities are included in the accompanying financial statements:

    A. Distributions payable totaled $3.6 million and $12.4 million at December 31, 1996 and 1995, respectively.

    B. In 1996, due from affiliates of $183,000 was reclassified to goodwill, related to the resolution of a pre-acquisition contingency.

    C. The Merger of the Advisor into the Company on August 17, 1995 resulted in the following:

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

    D. In 1996 and 1995, pursuant to the assumption of the defined benefit pension plan by the Company (Note 11), the Company recorded a due from affiliate and a liability (included in other liabilities) of $73,000 and $493,000, respectively. This represents the amount of the increase in the liability to the plan, of which the Company is indemnified by the former shareholders of the Advisor.

    E. In 1994, the following increases occurred resulting from exchanges of limited partnership units for Notes payable and Common Stock (dollars in thousands):

        Notes Payable                             $ 12,616
        Common Stock                                19,502
        Capital in Excess of Par Value             452,996

10. Related Party Transactions

    A.  Advisory Agreement

        In August 1994, in connection with the Consolidation, the Company entered into an advisory agreement under which R.I.C. Advisor, Inc. advised the Company with respect to its investments and assumed day-to-day management of the Company (the "Advisory Agreement"). The Advisory Agreement provided for a monthly advisor fee equal to 0.1189% of the appraised value of the real estate properties as of the Consolidation date plus the current book value of the non-real estate assets of the Company. Amounts incurred under the Advisory Agreement for the period from January 1, 1995 through August 17, 1995 and August 15, 1994 through December 31, 1994 were $3.7 million and $2.2 million, respectively. Prior to the Consolidation, the general partners of the Partnerships received management fees and reimbursements from the Partnerships (Note 10B). On August 17, 1995, the Advisor was merged into the Company (Note 7). As part of the Merger, the Advisory Agreement was terminated.

    B.  Related Party Transactions Prior to the Consolidation

        Cash Distributions - The Advisor and William E. and
Evelyn J. Clark, the former general partners of the Partnerships, collectively, received distributions of $342,000 for the period from January 1, 1994 through August 15, 1994.

        Management Fees and Administrative Expenses - For the period from January 1, 1994 through August 15, 1994, the Advisor received management fees of $432,000 and reimbursements for personnel and overhead costs incurred to administer the operations of the Partnerships of $2.8 million. These administrative expenses and management fees are included in advisor fees in the accompanying consolidated statements of income.

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

    The board of directors of the Advisor froze the Plan effective May 31, 1995. No additional employees were entitled to enter the Plan after May 31, 1995. For each Plan participant, the accrued benefit earned under the Plan was frozen as of May 31, 1995. The Plan was terminated on January 2, 1996. Final disbursement of the Plan's assets occurred on February 24, 1997.

    The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated financial statements as of December 31, 1996 and 1995 (dollars in thousands):

                                                  1996     1995
                                                  ====     ====

Actuarial Present Value of Benefit Obligations:
  Accumulated Benefit Obligation, All Vested    $(7,817) $(7,526)
Plan Assets at Fair Value, Primarily Listed
  Stock and Cash and Cash Equivalents             5,537    5,319
                                                -------- -------
Benefit Obligation in Excess of Plan Assets
  (Included in Other Liabilities)               $(2,280) $(2,207)
                                                ======== =======

Assumptions Used:
  Discount Rates                                     6.0%    6.0%
  Rates of Increase in Compensation Levels           N/A     N/A
  Expected Long-Term Rates of Return on Assets       8.0%    8.0%

    At December 31, 1996 and 1995, the benefit obligation in excess of plan assets is included in other liabilities in the accompanying balance sheet. In connection with the Merger, the Company assumed a benefit obligation of $1.9 million. The Merger agreement provides for indemnification by the former shareholders of the Advisor with respect to increases in the benefit
obligation.   A receivable from the Advisor's former shareholders
has been recorded as of December 31, 1996 and 1995 for $383,000 and $493,000, respectively, and is included as due from affiliates in the accompanying consolidated balance sheets, which offsets the Company's benefit obligation.

12. Stock Incentive Plan

    In September 1993, the board of directors of the Company approved a stock incentive plan (the "Stock Plan") designed to attract and retain directors, officers and employees of the Company by enabling such individuals to participate in the ownership of the Company. The Stock Plan provides for the award (subject to ownership limitations) of a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards.

    The Company adopted the disclosure-only option under SFAS 123, "Accounting for Stock-Based Compensation", as of
January 1, 1996. If the accounting provisions of SFAS 123 had been adopted as of the beginning of 1996, the effect on 1996 net income and net income per share would have been immaterial. Furthermore, based on current and anticipated use of stock options, it is not anticipated that the impact of the provisions of SFAS 123 would be material in any future period.

    Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options expire 10 years from the date they are granted and vest over service periods of three and four years. At December 31, 1996, 1995 and 1994, options outstanding totaled 73,000, 30,000 and 30,000, respectively. Management believes that the impact of these options on the financial position and results of operations are immaterial and it is not anticipated that the impact of the options would be material in any future period.

13. Derivative Financial Instrument

    The Company has only limited involvement with a derivative financial instrument and does not use it for trading purposes.
The derivative financial instrument is used to manage well-defined interest rate risks.

    In December 1996, the Company entered into a treasury interest rate lock agreement to hedge against rising interest rates. Under the interest rate lock agreement, which is in the notional amount of $90 million, the Company receives or makes a payment based on the differential between a specified interest rate (6.537%) and the actual 10-year treasury interest rate. Based on the December 31, 1996 10-year treasury interest rate, the Company has an unrecognized loss of $80,000.

    The Company is exposed to credit losses in the event of nonperformance by the counterparty to this agreement. The Company did not obtain collateral to support the financial instrument but monitors the credit standing of the counterparty and anticipates that the counterparty will be able to fully satisfy its obligation under the contract.

14. Commitments and Contingencies

    In the ordinary course of its business, the Company is a party to various legal actions which the Company believes are routine in nature and incidental to the operation of the business of the Company. The Company believes that the outcome of the proceedings will not have a material adverse effect upon its consolidated operations, financial position or liquidity.

                    REALTY INCOME CORPORATION
                        AND SUBSIDIARIES
              CONSOLIDATED QUARTERLY FINANCIAL DATA
        (dollars in thousands, except per share data)
        (not covered by Independent Auditors' Report)

                   First    Second     Third    Fourth
                  Quarter   Quarter   Quarter   Quarter    Year
                  =======   =======   =======   =======   =======

1996
====
Total Revenue     $13,778   $13,637   $13,840   $15,702   $56,957
Depreciation and
  Amortization
  Expense           4,074     4,049     4,052     4,247    16,422
Provision for
  Impairment
  Losses              323        --        --       256       579
Other Expenses      2,276     2,186     2,166     2,560     9,188
Income from
  Operations        7,105     7,402     7,622     8,639    30,768
Net Income          7,850     7,615     7,890     8,868    32,223
Net Income
  Per Share          0.34      0.33      0.34      0.39      1.40

1995
====
Total Revenue     $11,928   $12,243   $13,102   $14,282   $51,555
Depreciation and
  Amortization
  Expense           3,345     3,586     3,863     4,055    14,849
Other Expenses      2,659     2,863     3,098     2,504    11,124
Income from
  Operations        5,924     5,794     6,141     7,723    25,582
Net Income          6,001     5,794     6,120     7,685    25,600
Net Income
  Per Share          0.31      0.30      0.31      0.35      1.27

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

CSK AUTO, INC.
  (Formerly
  Northern
  Automotive
  Corporation)
  Phoenix AZ            231,000       513,057      None      None
  Phoenix AZ             71,750       159,359      None      None
  Phoenix AZ            222,950       495,178      None      None
  Tucson AZ             194,250       431,434      None      None
  Grass Valley CA       325,000       384,955      None      None
  Jackson CA            300,000       390,849      None      None
  Sacramento CA         210,000       466,419      None      None
  Turlock CA            222,250       493,627      None      None
  Canon City CO          66,500       147,699      None      None
  Denver CO             141,400       314,056      None      None
  Denver CO             315,000       699,623      None      None
  Denver CO             283,500       629,666      None      None
  Littleton CO          252,925       561,759      None      None
  Council Bluffs IA     194,355       431,668      None      None
  Boise ID              158,400       351,813      None      None
  Boise ID              190,080       422,172      None      None
  Coeur D'Alene ID      165,900       368,468      None      None
  Lewiston ID           138,950       308,612      None      None
  Moscow ID             117,250       260,417      None      None
  Nampa ID              183,743       408,101      None      None
  Twin Falls ID         190,080       422,172      None      None
  Kansas City KS        185,955       413,014      None      None
  Kansas City KS        222,000       455,881      None      None
  Blue Springs MO       222,569       494,334      None      None
  Independence MO       210,643       467,845      None      None
  Kansas City MO        210,070       466,571      None      None
  Kansas City MO        168,350       373,910      None      None
  Kansas City MO        248,500       551,927      None      None
  Missoula MT           163,100       362,249      None      None
  Kearney NE            173,950       344,393      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

CSK AUTO, INC.
  (Formerly
  Northern
  Automotive
  Corporation)
  Phoenix AZ            231,000       513,057       744,057
  Phoenix AZ             71,750       159,359       231,109
  Phoenix AZ            222,950       495,178       718,128
  Tucson AZ             194,250       431,434       625,684
  Grass Valley CA       325,000       384,955       709,955
  Jackson CA            300,000       390,849       690,849
  Sacramento CA         210,000       466,419       676,419
  Turlock CA            222,250       493,627       715,877
  Canon City CO          66,500       147,699       214,199
  Denver CO             141,400       314,056       455,456
  Denver CO             315,000       699,623     1,014,623
  Denver CO             283,500       629,666       913,166
  Littleton CO          252,925       561,759       814,684
  Council Bluffs IA     194,355       431,668       626,023
  Boise ID              158,400       351,813       510,213
  Boise ID              190,080       422,172       612,252
  Coeur D'Alene ID      165,900       368,468       534,368
  Lewiston ID           138,950       308,612       447,562
  Moscow ID             117,250       260,417       377,667
  Nampa ID              183,743       408,101       591,844
  Twin Falls ID         190,080       422,172       612,252
  Kansas City KS        185,955       413,014       598,969
  Kansas City KS        222,000       455,881       677,881
  Blue Springs MO       222,569       494,334       716,903
  Independence MO       210,643       467,845       678,488
  Kansas City MO        210,070       466,571       676,641
  Kansas City MO        168,350       373,910       542,260
  Kansas City MO        248,500       551,927       800,427
  Missoula MT           163,100       362,249       525,349
  Kearney NE            173,950       344,393       518,343

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

CSK AUTO, INC.
  (Formerly
  Northern
  Automotive
  Corporation)
  Phoenix AZ            160,574       N/A   11/09/87      300
  Phoenix AZ             49,875       N/A   11/19/87      300
  Phoenix AZ            124,329       N/A   11/02/89      300
  Tucson AZ             136,215       N/A   10/30/87      300
  Grass Valley CA       112,033       N/A   05/20/88      300
  Jackson CA            109,383       N/A   05/17/88      300
  Sacramento CA         145,977       N/A   11/25/87      300
  Turlock CA            153,133       N/A   12/30/87      300
  Canon City CO          46,226       N/A   11/12/87      300
  Denver CO              98,291       N/A   11/18/87      300
  Denver CO             207,413       N/A   05/16/88      300
  Denver CO             186,673       N/A   05/27/88      300
  Littleton CO          171,176       N/A   02/12/88      300
  Council Bluffs IA     127,975       N/A   05/19/88      300
  Boise ID              104,300       N/A   05/06/88      300
  Boise ID              125,158       N/A   05/06/88      300
  Coeur D'Alene ID      117,350       N/A   09/21/87      300
  Lewiston ID            98,288       N/A   09/16/87      300
  Moscow ID              82,938       N/A   09/14/87      300
  Nampa ID              120,988       N/A   05/06/88      300
  Twin Falls ID         125,158       N/A   05/06/88      300
  Kansas City KS        122,445       N/A   05/13/88      300
  Kansas City KS        135,054       N/A   05/16/88      300
  Blue Springs MO       127,574       N/A   07/31/89      300
  Independence MO       120,737       N/A   07/31/89      300
  Kansas City MO        138,322       N/A   05/13/88      300
  Kansas City MO        110,851       N/A   05/26/88      300
  Kansas City MO        155,633       N/A   10/25/88      300
  Missoula MT           114,372       N/A   10/30/87      300
  Kearney NE             79,466       N/A   05/01/90      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

CSK AUTO, INC. (continued)
  Omaha NE              196,000       435,321      None      None
  Omaha NE              199,100       412,042      None      None
  Albuquerque NM         80,500       178,794      None      None
  Rio Rancho NM         211,577       469,923      None      None
  Sante Fe NM            70,000       155,473      None      None
  Las Vegas NV          161,000       357,585      None      None
  Reno NV               456,000       562,344      None      None
  Albany OR             152,250       338,153      None      None
  Beaverton OR          210,000       466,419      None      None
  Corvallis OR          152,250       338,153      None      None
  Eugene OR             194,880       432,837      None      None
  Oak Grove OR          180,250       400,336      None      None
  Portland OR           190,750       423,664      None      None
  Portland OR           147,000       326,493      None      None
  Portland OR           210,000       466,412      None      None
  Salem OR              136,500       303,170      None      None
  Tigard OR             164,500       365,361      None      None
  Amarillo TX           140,000       419,734      None      None
  El Paso TX             66,150       146,922      None      None
  El Paso TX             56,350       125,156      None      None
  Lubbock TX             42,000        93,284      None      None
  Lubbock TX             49,000       108,831      None      None
  Midland TX             45,500       101,058      None      None
  Odessa TX              50,750       112,718      None      None
  Bellevue WA           185,500       411,997      None      None
  Bellingham WA         168,000       373,133      None      None
  Bothell WA            199,500       443,098      None      None
  Everett WA            367,500       816,227      None      None
  Hazel Dell WA         168,000       373,135      None      None
  Kennewick WA          161,350       358,365      None      None
  Kent WA               199,500       443,091      None      None
  Lacey WA              171,150       380,125      None      None
  Marysville WA         168,000       373,135      None      None
  Moses Lake WA         138,600       307,831      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

CSK AUTO, INC. (continued)
  Omaha NE              196,000       435,321       631,321
  Omaha NE              199,100       412,042       611,142
  Albuquerque NM         80,500       178,794       259,294
  Rio Rancho NM         211,577       469,923       681,500
  Sante Fe NM            70,000       155,473       225,473
  Las Vegas NV          161,000       357,585       518,585
  Reno NV               456,000       562,344     1,018,344
  Albany OR             152,250       338,153       490,403
  Beaverton OR          210,000       466,419       676,419
  Corvallis OR          152,250       338,153       490,403
  Eugene OR             194,880       432,837       627,717
  Oak Grove OR          180,250       400,336       580,586
  Portland OR           190,750       423,664       614,414
  Portland OR           147,000       326,493       473,493
  Portland OR           210,000       466,412       676,412
  Salem OR              136,500       303,170       439,670
  Tigard OR             164,500       365,361       529,861
  Amarillo TX           140,000       419,734       559,734
  El Paso TX             66,150       146,922       213,072
  El Paso TX             56,350       125,156       181,506
  Lubbock TX             42,000        93,284       135,284
  Lubbock TX             49,000       108,831       157,831
  Midland TX             45,500       101,058       146,558
  Odessa TX              50,750       112,718       163,468
  Bellevue WA           185,500       411,997       597,497
  Bellingham WA         168,000       373,133       541,133
  Bothell WA            199,500       443,098       642,598
  Everett WA            367,500       816,227     1,183,727
  Hazel Dell WA         168,000       373,135       541,135
  Kennewick WA          161,350       358,365       519,715
  Kent WA               199,500       443,091       642,591
  Lacey WA              171,150       380,125       551,275
  Marysville WA         168,000       373,135       541,135
  Moses Lake WA         138,600       307,831       446,431

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

CSK AUTO, INC. (continued)
  Omaha NE              129,058       N/A   05/26/88      300
  Omaha NE              120,114       N/A   05/27/88      300
  Albuquerque NM         56,451       N/A   10/29/87      300
  Rio Rancho NM         143,192       N/A   02/26/88      300
  Sante Fe NM            49,088       N/A   10/29/87      300
  Las Vegas NV          112,900       N/A   10/29/87      300
  Reno NV               166,582       N/A   05/26/88      300
  Albany OR             108,629       N/A   08/24/87      300
  Beaverton OR          149,833       N/A   08/26/87      300
  Corvallis OR          108,629       N/A   08/12/87      300
  Eugene OR             131,892       N/A   02/10/88      300
  Oak Grove OR          128,604       N/A   08/06/87      300
  Portland OR           136,099       N/A   08/12/87      300
  Portland OR           104,883       N/A   08/26/87      300
  Portland OR           148,546       N/A   09/01/87      300
  Salem OR               97,389       N/A   08/20/87      300
  Tigard OR             117,370       N/A   08/26/87      300
  Amarillo TX           119,490       N/A   09/12/88      300
  El Paso TX             46,387       N/A   10/27/87      300
  El Paso TX             39,515       N/A   10/27/87      300
  Lubbock TX             29,451       N/A   10/26/87      300
  Lubbock TX             34,361       N/A   10/29/87      300
  Midland TX             31,906       N/A   10/27/87      300
  Odessa TX              35,587       N/A   10/26/87      300
  Bellevue WA           132,350       N/A   08/06/87      300
  Bellingham WA         119,864       N/A   08/20/87      300
  Bothell WA            142,342       N/A   08/20/87      300
  Everett WA            255,457       N/A   11/17/87      300
  Hazel Dell WA         106,043       N/A   05/23/88      300
  Kennewick WA          115,122       N/A   08/26/87      300
  Kent WA               142,338       N/A   08/06/87      300
  Lacey WA              122,110       N/A   08/13/87      300
  Marysville WA         119,867       N/A   08/20/87      300
  Moses Lake WA          98,887       N/A   08/12/87      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

CSK AUTO, INC. (continued)
  Pasco WA              161,700       359,142      None      None
  Puyallup WA           173,250       384,795      None      None
  Redmond WA            196,000       435,317      None      None
  Renton WA             185,500       412,003      None      None
  Richland WA           161,700       359,142      None      None
  Seattle WA            162,400       360,697      None      None
  Silverdale WA         183,808       419,777      None      None
  Spanaway WA           189,000       419,777      None      None
  Spokane WA             66,150       146,921      None      None
  Tacoma WA             191,800       425,996      None      None
  Tacoma WA             196,000       435,324      None      None
  Vancouver WA          180,250       400,343      None      None
  Walla Walla WA        170,100       377,793      None      None
  Wenatchee WA          148,400       329,602      None      None
  Woodinville WA        171,500       380,908      None      None

DISCOUNT TIRE STORE
  Tucson AZ             178,297       396,005      None      None
  Yuma AZ               120,750       268,190      None      None
  Aurora CO             221,691       492,382      None      None
  Colorado Sprgs CO     280,193       622,317      None      None
  Colorado Sprgs CO     192,988       433,542      None      None
  Pueblo CO             196,994       437,530      None      None
  Austin TX             185,454       411,899      None      None
  Dallas TX             191,267       424,811      None      None
  Garland TX            242,887       539,461      None      None
  Harlingen TX          134,599       298,948      None      None
  Houston TX            151,018       335,417      None      None
  Leon Valley TX        178,221       395,834      None      None
  Pasadena TX           107,391       238,518      None      None
  Plano TX              187,564       416,586      None      None
  San Antonio TX        245,164       544,518      None      None
  Bountiful UT          183,750       408,115      None      None
  Provo UT              125,395       278,507      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

CSK AUTO, INC. (continued)
  Pasco WA              161,700       359,142       520,842
  Puyallup WA           173,250       384,795       558,045
  Redmond WA            196,000       435,317       631,317
  Renton WA             185,500       412,003       597,503
  Richland WA           161,700       359,142       520,842
  Seattle WA            162,400       360,697       523,097
  Silverdale WA         183,808       419,777       603,585
  Spanaway WA           189,000       419,777       608,777
  Spokane WA             66,150       146,921       213,071
  Tacoma WA             191,800       425,996       617,796
  Tacoma WA             196,000       435,324       631,324
  Vancouver WA          180,250       400,343       580,593
  Walla Walla WA        170,100       377,793       547,893
  Wenatchee WA          148,400       329,602       478,002
  Woodinville WA        171,500       380,908       552,408

DISCOUNT TIRE STORE
  Tucson AZ             178,297       396,005       574,302
  Yuma AZ               120,750       268,190       388,940
  Aurora CO             221,691       492,382       714,073
  Colorado Sprgs CO     280,193       622,317       902,510
  Colorado Sprgs CO     192,988       433,542       626,530
  Pueblo CO             196,994       437,530       634,524
  Austin TX             185,454       411,899       597,353
  Dallas TX             191,267       424,811       616,078
  Garland TX            242,887       539,461       782,348
  Harlingen TX          134,599       298,948       433,547
  Houston TX            151,018       335,417       486,435
  Leon Valley TX        178,221       395,834       574,055
  Pasadena TX           107,391       238,518       345,909
  Plano TX              187,564       416,586       604,150
  San Antonio TX        245,164       544,518       789,682
  Bountiful UT          183,750       408,115       591,865
  Provo UT              125,395       278,507       403,902

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

CSK AUTO, INC. (continued)
  Pasco WA              115,371       N/A   08/18/87      300
  Puyallup WA           122,552       N/A   09/15/87      300
  Redmond WA            138,643       N/A   09/17/87      300
  Renton WA             131,215       N/A   09/15/87      300
  Richland WA           115,371       N/A   08/13/87      300
  Seattle WA            115,871       N/A   08/20/87      300
  Silverdale WA         133,692       N/A   09/16/87      300
  Spanaway WA           134,848       N/A   08/25/87      300
  Spokane WA             45,982       N/A   11/18/87      300
  Tacoma WA             136,848       N/A   08/18/87      300
  Tacoma WA             137,444       N/A   10/15/87      300
  Vancouver WA          128,606       N/A   08/20/87      300
  Walla Walla WA        121,362       N/A   08/06/87      300
  Wenatchee WA          105,883       N/A   08/25/87      300
  Woodinville WA        122,363       N/A   08/20/87      300

DISCOUNT TIRE STORE
  Tucson AZ              95,701       N/A   01/19/90      300
  Yuma AZ                64,812       N/A   01/23/90      300
  Aurora CO             118,993       N/A   01/29/90      300
  Colorado Sprgs CO     150,393       N/A   01/23/90      300
  Colorado Sprgs CO      65,372       N/A   05/20/93      300
  Pueblo CO             105,736       N/A   01/26/90      300
  Austin TX              98,417       N/A   02/06/90      300
  Dallas TX             102,663       N/A   01/26/90      300
  Garland TX            130,370       N/A   01/19/90      300
  Harlingen TX           72,246       N/A   01/17/90      300
  Houston TX             81,059       N/A   01/25/90      300
  Leon Valley TX         95,660       N/A   01/17/90      300
  Pasadena TX            57,642       N/A   01/24/90      300
  Plano TX              100,675       N/A   01/18/90      300
  San Antonio TX        130,104       N/A   02/14/90      300
  Bountiful UT           98,628       N/A   01/30/90      300
  Provo UT               67,306       N/A   01/25/90      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

DISCOUNT TIRE STORE (continued)
  Tacoma WA             187,111       415,579      None      None

ECONO LUBE N' TUNE
  Chula Vista CA        313,293       409,654      None      None
  Arvada CO             201,565       339,038      None      None
  Arvada CO             241,044       165,267      None      None
  Broomfield CO         154,930       503,626      None      None
  Thornton CO           276,084       250,393      None      None
  Olathe KS             217,995         2,084      None      None
  Independence MO       297,641       233,152      None      None
  Dallas TX             234,604       325,951      None      None
  Lewisville TX         199,942       324,736      None      None
  San Antonio TX        198,828       437,422      None      None
  Richmond VA           149,780       399,415      None      None
  Virginia Beach VA     287,675       212,057      None      None
  Bremerton WA          261,172       322,377      None      None

JIFFY LUBE
  Beaver Creek OH       205,000         4,381      None      None
  Centerville OH        305,000       420,448      None      None
  Hamilton OH           252,608         4,219      None      None
  Huber Heights OH      282,000         8,855      None      None
  Denver CO              79,717       369,586      None      None
  Jacksonville FL        76,585       355,066      None      None
  Lauderdale Lks FL      65,987       305,931      None      None
  Seminole FL            68,000       315,266      None      None
  Sunrise FL             80,253       372,069      None      None
  Tampa FL               70,000       324,538      None      None
  Tampa FL               67,000       310,629      None      None
  Tampa FL               86,502       401,041      None      None
  Atlanta GA             55,840       258,889      None      None
  Atlanta GA             78,646       364,625      None      None
  Marietta GA            60,900       293,461      None      None
  Marietta GA            69,561       346,024      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

DISCOUNT TIRE STORE (continued)
  Tacoma WA             187,111       415,579       602,690

ECONO LUBE N' TUNE
  Chula Vista CA        313,293       409,654       722,947
  Arvada CO             201,565       339,038       540,603
  Arvada CO             241,044       165,267       406,311
  Broomfield CO         154,930       503,626       658,556
  Thornton CO           276,084       250,393       526,477
  Olathe KS             217,995         2,084       220,079
  Independence MO       297,641       233,152       530,793
  Dallas TX             234,604       325,951       560,555
  Lewisville TX         199,942       324,736       524,678
  San Antonio TX        198,828       437,422       636,250
  Richmond VA           149,780       399,415       549,195
  Virginia Beach VA     287,675       212,057       499,732
  Bremerton WA          261,172       322,377       583,549

JIFFY LUBE
  Beaver Creek OH       205,000         4,381       209,381
  Centerville OH        305,000       420,448       725,448
  Hamilton OH           252,608         4,219       256,827
  Huber Heights OH      282,000         8,855       290,855
  Denver CO              79,717       369,586       449,303
  Jacksonville FL        76,585       355,066       431,651
  Lauderdale Lks FL      65,987       305,931       371,918
  Seminole FL            68,000       315,266       383,266
  Sunrise FL             80,253       372,069       452,322
  Tampa FL               70,000       324,538       394,538
  Tampa FL               67,000       310,629       377,629
  Tampa FL               86,502       401,041       487,543
  Atlanta GA             55,840       258,889       314,729
  Atlanta GA             78,646       364,625       443,271
  Marietta GA            60,900       293,461       354,361
  Marietta GA            69,561       346,024       415,585

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

DISCOUNT TIRE STORE (continued)
  Tacoma WA             100,431       N/A   01/25/90      300

ECONO LUBE N' TUNE
  Chula Vista CA         10,241  05/01/96   01/19/96      300
  Arvada CO               5,086  08/28/96   04/09/96      300
  Arvada CO                   0  01/03/97   07/10/96      300
  Broomfield CO           7,554  08/22/96   03/15/96      300
  Thornton CO                 0  12/31/96   10/31/96      300
  Olathe KS                   0  In Prcss   11/11/96      300
  Independence MO           389       N/A   12/20/96      300
  Dallas TX               4,889  08/09/96   02/19/96      300
  Lewisville TX           4,871  08/02/96   02/14/96      300
  San Antonio TX         22,600       N/A   09/15/95      300
  Richmond VA               666       N/A   12/26/96      300
  Virginia Beach VA           0  01/07/97   09/27/96      300
  Bremerton WA            1,571  11/27/96   07/24/96      300

JIFFY LUBE
  Beaver Creek OH             0  In Prcss   09/09/96      300
  Centerville OH          7,708  07/24/96   06/28/96      300
  Hamilton OH                 0  In Prcss   10/04/96      300
  Huber Heights OH            0  12/03/96   07/18/96      300
  Denver CO             204,014       N/A   10/08/85      300
  Jacksonville FL       191,672       N/A   12/23/85      300
  Lauderdale Lks FL     162,589       N/A   02/19/86      300
  Seminole FL           170,186       N/A   12/23/85      300
  Sunrise FL            199,168       N/A   02/14/86      300
  Tampa FL              175,192       N/A   12/27/85      300
  Tampa FL              167,684       N/A   12/27/85      300
  Tampa FL              204,730       N/A   07/23/86      300
  Atlanta GA            140,836       N/A   11/27/85      300
  Atlanta GA            196,832       N/A   12/18/85      300
  Marietta GA           158,414       N/A   12/26/85      300
  Marietta GA           179,431       N/A   06/03/86      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

JIFFY LUBE (continued)
  Louisville KY          56,054       259,881      None      None
  Clinton MD             70,880       328,620      None      None
  Durham NC              55,074       255,336      None      None
  Raleigh NC             89,145       413,301      None      None
  Columbus OH            71,098       329,626      None      None
  Columbus OH            75,761       351,246      None      None
  Dayton OH              70,000       324,538      None      None
  Miamisburg OH          63,996       296,701      None      None
  Northwood OH           65,978       263,912      None      None
  Toledo OH              91,655       366,621      None      None
  Toledo OH              73,408       293,632      None      None
  Springfield Twp. PA    82,740       383,601      None      None

Q LUBE
  Bogart GA              66,807       309,732      None      None
  Gainesville GA         53,589       248,452      None      None
  Riverdale GA           58,444       270,961      None      None
  Rome GA                56,454       261,733      None      None

R & S STRAUSS
  Cherry Hill NJ      1,074,640     1,032,304      None      None
  Philadelphia PA       858,500       877,745      None      None

SPEEDY MUFFLER KING
  Hartford CT           248,540       482,460      None      None
  Columbus OH           245,036       470,468      None      None
  Eastlake OH           321,347       459,774      None      None
  Indianapolis IN       231,384       428,307      None      None
  Milwaukee WI          173,005       499,244      None      None
  Milwaukee WI          152,509       475,468      None      None
  New Berlin WI         188,491       466,268      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

JIFFY LUBE (continued)
  Louisville KY          56,054       259,881       315,935
  Clinton MD             70,880       328,620       399,500
  Durham NC              55,074       255,336       310,410
  Raleigh NC             89,145       413,301       502,446
  Columbus OH            71,098       329,626       400,724
  Columbus OH            75,761       351,246       427,007
  Dayton OH              70,000       324,538       394,538
  Miamisburg OH          63,996       296,701       360,697
  Northwood OH           65,978       263,912       329,890
  Toledo OH              91,655       366,621       458,276
  Toledo OH              73,408       293,632       367,040
  Springfield Twp. PA    82,740       383,601       466,341

Q LUBE
  Bogart GA              66,807       309,732       376,539
  Gainesville GA         53,589       248,452       302,041
  Riverdale GA           58,444       270,961       329,405
  Rome GA                56,454       261,733       318,187

R & S STRAUSS
  Cherry Hill NJ      1,074,640     1,032,304     2,106,944
  Philadelphia PA       858,500       877,745     1,736,245

SPEEDY MUFFLER KING
  Hartford CT           248,540       482,460       731,000
  Columbus OH           245,036       470,468       715,504
  Eastlake OH           321,347       459,774       781,121
  Indianapolis IN       231,384       428,307       659,691
  Milwaukee WI          173,005       499,244       672,249
  Milwaukee WI          152,509       475,468       627,977
  New Berlin WI         188,491       466,268       654,759

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

JIFFY LUBE (continued)
  Louisville KY         140,289       N/A   12/17/85      300
  Clinton MD            180,029       N/A   11/15/85      300
  Durham NC             139,884       N/A   11/13/85      300
  Raleigh NC            226,563       N/A   10/28/85      300
  Columbus OH           181,956       N/A   10/02/85      300
  Columbus OH           192,546       N/A   10/24/85      300
  Dayton OH             177,904       N/A   10/31/85      300
  Miamisburg OH         163,781       N/A   10/08/85      300
  Northwood OH          181,293       N/A   09/12/86      180
  Toledo OH             251,847       N/A   09/12/86      180
  Toledo OH             201,708       N/A   09/12/86      180
  Springfield Twp. PA   203,868       N/A   02/28/86      300

Q LUBE
  Bogart GA             167,201       N/A   12/20/85      300
  Gainesville GA        134,117       N/A   12/19/85      300
  Riverdale GA          145,137       N/A   01/15/86      300
  Rome GA               141,287       N/A   12/19/85      300

R & S STRAUSS
  Cherry Hill NJ         56,777  08/02/95   01/26/95      300
  Philadelphia PA       162,880  05/19/95   12/05/94      300

SPEEDY MUFFLER KING
  Hartford CT             5,629       N/A   09/30/96      300
  Columbus OH            19,603       N/A   12/22/95      300
  Eastlake OH            19,157       N/A   12/22/95      300
  Indianapolis IN         4,997       N/A   09/27/96      300
  Milwaukee WI           20,802       N/A   12/22/95      300
  Milwaukee WI            5,547       N/A   09/27/96      300
  New Berlin WI          19,428       N/A   12/22/95      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

OTHER AUTOMOTIVE
  Fullerton CA           47,325        66,522      None      None
  Minneapolis MN         58,000       268,903      None      None

CHILDREN'S WORLD
  Chandler AZ           144,083       668,080      None      None
  Chandler AZ           291,720       647,923      None      None
  Chandler AZ           271,695       603,446      None      None
  Mesa AZ               297,500       660,755      None      None
  Mesa AZ               276,770       590,417      None      None
  Peoria AZ             281,750       625,779      None      None
  Phoenix AZ            318,500       707,397      None      None
  Scottsdale AZ         291,993       648,530      None      None
  Tempe AZ              292,200       648,989      None      None
  Tempe AZ              294,000       638,977      None      None
  Tucson AZ             304,500       676,303      None      None
  Tucson AZ             283,500       546,878      None      None
  Calabasas CA          156,430       725,248      None      None
  Carmichael CA         131,035       607,507      None      None
  Chino CA              155,000       634,071      None      None
  Chula Vista CA        350,563       778,614      None      None
  Corona CA             144,856       671,585      None      None
  El Cajon CA           157,804       731,621      None      None
  Encinitas CA          320,000       710,729      None      None
  Moreno Valley CA      304,489       676,214      None      None
  Oceanside CA          145,568       674,889      None      None
  R. Cucamonga CA       471,733     1,047,739      None      None
  Sacramento CA         290,734       645,731      None      None
  Simi Valley CA        208,585       967,055      None      None
  Walnut CA             217,365     1,007,753      None      None
  Aurora CO             141,811       657,497      None      None
  Aurora CO             287,000       637,440      None      None
  Aurora CO             301,455       655,609      None      None
  Broomfield CO         107,000       403,080      None      None
  Colorado Sprgs CO     115,542       535,700      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

OTHER AUTOMOTIVE
  Fullerton CA           47,325        66,522       113,847
  Minneapolis MN         58,000       268,903       326,903

CHILDREN'S WORLD
  Chandler AZ           144,083       668,080       812,163
  Chandler AZ           291,720       647,923       939,643
  Chandler AZ           271,695       603,446       875,141
  Mesa AZ               297,500       660,755       958,255
  Mesa AZ               276,770       590,417       867,187
  Peoria AZ             281,750       625,779       907,529
  Phoenix AZ            318,500       707,397     1,025,897
  Scottsdale AZ         291,993       648,530       940,523
  Tempe AZ              292,200       648,989       941,189
  Tempe AZ              294,000       638,977       932,977
  Tucson AZ             304,500       676,303       980,803
  Tucson AZ             283,500       546,878       830,378
  Calabasas CA          156,430       725,248       881,678
  Carmichael CA         131,035       607,507       738,542
  Chino CA              155,000       634,071       789,071
  Chula Vista CA        350,563       778,614     1,129,177
  Corona CA             144,856       671,585       816,441
  El Cajon CA           157,804       731,621       889,425
  Encinitas CA          320,000       710,729     1,030,729
  Moreno Valley CA      304,489       676,214       980,703
  Oceanside CA          145,568       674,889       820,457
  R. Cucamonga CA       471,733     1,047,739     1,519,472
  Sacramento CA         290,734       645,731       936,465
  Simi Valley CA        208,585       967,055     1,175,640
  Walnut CA             217,365     1,007,753     1,225,118
  Aurora CO             141,811       657,497       799,308
  Aurora CO             287,000       637,440       924,440
  Aurora CO             301,455       655,609       957,064
  Broomfield CO         107,000       403,080       510,080
  Colorado Sprgs CO     115,542       535,700       651,242

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

OTHER AUTOMOTIVE
  Fullerton CA           66,522       N/A   08/21/72      234
  Minneapolis MN        145,160       N/A   12/18/85      300

CHILDREN'S WORLD
  Chandler AZ           327,024       N/A   12/17/86      300
  Chandler AZ           200,946       N/A   12/11/87      300
  Chandler AZ           187,253       N/A   12/14/87      300
  Mesa AZ               188,630       N/A   09/29/88      300
  Mesa AZ               168,554       N/A   09/29/88      300
  Peoria AZ             188,962       N/A   03/30/88      300
  Phoenix AZ            201,946       N/A   09/29/88      300
  Scottsdale AZ         201,186       N/A   12/14/87      300
  Tempe AZ              195,972       N/A   03/10/88      300
  Tempe AZ              147,800       N/A   09/27/90      300
  Tucson AZ             193,070       N/A   09/28/88      300
  Tucson AZ             156,122       N/A   09/29/88      300
  Calabasas CA          400,592       N/A   09/26/85      300
  Carmichael CA         307,583       N/A   08/22/86      300
  Chino CA              560,026       N/A   10/06/83      180
  Chula Vista CA        245,831       N/A   10/30/87      300
  Corona CA             412,848       N/A   12/19/84      300
  El Cajon CA           394,941       N/A   12/19/85      300
  Encinitas CA          220,482       N/A   12/29/87      300
  Moreno Valley CA      228,428       N/A   02/11/87      300
  Oceanside CA          364,315       N/A   12/23/85      300
  R. Cucamonga CA       325,030       N/A   12/30/87      300
  Sacramento CA         203,875       N/A   10/05/87      300
  Simi Valley CA        522,035       N/A   12/20/85      300
  Walnut CA             510,230       N/A   08/22/86      300
  Aurora CO             346,674       N/A   03/25/86      300
  Aurora CO             197,745       N/A   12/31/87      300
  Aurora CO             213,404       N/A   09/27/89      300
  Broomfield CO         376,143       N/A   01/12/83      180
  Colorado Sprgs CO     264,297       N/A   12/04/86      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

CHILDREN'S WORLD (continued)
  Englewood CO          131,216       608,372      None      None
  Englewood CO          158,651       735,571      None      None
  Fort Collins CO       117,105       542,950      None      None
  Fort Collins CO       137,734       638,594      None      None
  Littleton CO          287,000       637,435      None      None
  Littleton CO          299,250       664,642      None      None
  Longmont CO           115,592       535,931      None      None
  Westminster CO        306,387       695,737      None      None
  Dunwoody GA           318,500       707,399      None      None
  Lilburn GA            116,350       539,488      None      None
  Marietta GA           231,000       513,061      None      None
  Marietta GA           273,000       619,076      None      None
  Marietta GA           292,250       649,095      None      None
  Marietta GA           295,750       596,299      None      None
  Marietta GA           301,000       668,529      None      None
  Smyrna GA             274,750       610,229      None      None
  Stone Mountain GA     316,750       703,512      None      None
  Addison IL            125,780       583,146      None      None
  Bartlett IL           120,824       560,166      None      None
  Bolingbrook IL         60,000       409,024      None      None
  Carol Stream IL       122,831       586,416      None      None
  Elk Grove Village IL  126,860       588,175      None      None
  Glendale Heights IL   318,500       707,399      None      None
  Hoffman Estates IL    318,500       707,399      None      None
  Palatine IL           121,911       565,233      None      None
  Roselle IL            297,541       561,036      None      None
  Vernon Hills IL       132,523       614,430      None      None
  Westmont IL           124,742       578,330      None      None
  Lenexa KS             318,500       707,399      None      None
  Olathe KS             304,500       676,308      None      None
  Overland Park KS      305,691       707,397      None      None
  Shawnee KS            315,000       699,629      None      None
  Acton MA              315,533       700,813      None      None
  Marlborough MA        352,765       776,487      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

CHILDREN'S WORLD (continued)
  Englewood CO          131,216       608,372       739,588
  Englewood CO          158,651       735,571       894,222
  Fort Collins CO       117,105       542,950       660,055
  Fort Collins CO       137,734       638,594       776,328
  Littleton CO          287,000       637,435       924,435
  Littleton CO          299,250       664,642       963,892
  Longmont CO           115,592       535,931       651,523
  Westminster CO        306,387       695,737     1,002,124
  Dunwoody GA           318,500       707,399     1,025,899
  Lilburn GA            116,350       539,488       655,838
  Marietta GA           231,000       513,061       744,061
  Marietta GA           273,000       619,076       892,076
  Marietta GA           292,250       649,095       941,345
  Marietta GA           295,750       596,299       892,049
  Marietta GA           301,000       668,529       969,529
  Smyrna GA             274,750       610,229       884,979
  Stone Mountain GA     316,750       703,512     1,020,262
  Addison IL            125,780       583,146       708,926
  Bartlett IL           120,824       560,166       680,990
  Bolingbrook IL         60,000       409,024       469,024
  Carol Stream IL       122,831       586,416       709,247
  Elk Grove Village IL  126,860       588,175       715,035
  Glendale Heights IL   318,500       707,399     1,025,899
  Hoffman Estates IL    318,500       707,399     1,025,899
  Palatine IL           121,911       565,233       687,144
  Roselle IL            297,541       561,036       858,577
  Vernon Hills IL       132,523       614,430       746,953
  Westmont IL           124,742       578,330       703,072
  Lenexa KS             318,500       707,399     1,025,899
  Olathe KS             304,500       676,308       980,808
  Overland Park KS      305,691       707,397     1,013,088
  Shawnee KS            315,000       699,629     1,014,629
  Acton MA              315,533       700,813     1,016,346
  Marlborough MA        352,765       776,487     1,129,252

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

CHILDREN'S WORLD (continued)
  Englewood CO          300,152       N/A   12/05/86      300
  Englewood CO          360,061       N/A   12/29/86      300
  Fort Collins CO       286,277       N/A   03/25/86      300
  Fort Collins CO       336,707       N/A   03/25/86      300
  Littleton CO          181,973       N/A   09/29/88      300
  Littleton CO          189,741       N/A   09/29/88      300
  Longmont CO           282,577       N/A   03/25/86      300
  Westminster CO        203,860       N/A   09/27/89      300
  Dunwoody GA           198,065       N/A   11/16/88      300
  Lilburn GA            264,079       N/A   12/23/86      300
  Marietta GA           154,926       N/A   03/18/88      300
  Marietta GA           185,236       N/A   04/26/88      300
  Marietta GA           179,960       N/A   12/02/88      300
  Marietta GA           165,323       N/A   12/30/88      300
  Marietta GA           185,347       N/A   12/30/88      300
  Smyrna GA             170,859       N/A   11/15/88      300
  Stone Mountain GA     196,977       N/A   11/16/88      300
  Addison IL            307,473       N/A   03/25/86      300
  Bartlett IL           295,355       N/A   03/25/86      300
  Bolingbrook IL        387,953       N/A   10/18/82      180
  Carol Stream IL       309,197       N/A   03/25/86      300
  Elk Grove Village IL  310,125       N/A   03/26/86      300
  Glendale Heights IL   198,065       N/A   11/16/88      300
  Hoffman Estates IL    190,308       N/A   03/31/89      300
  Palatine IL           298,026       N/A   03/25/86      300
  Roselle IL            155,547       N/A   12/30/88      300
  Vernon Hills IL       323,966       N/A   03/25/86      300
  Westmont IL           304,932       N/A   03/25/86      300
  Lenexa KS             190,308       N/A   03/31/89      300
  Olathe KS             193,071       N/A   09/28/88      300
  Overland Park KS      201,946       N/A   09/28/88      300
  Shawnee KS            197,808       N/A   10/27/88      300
  Acton MA              200,067       N/A   09/30/88      300
  Marlborough MA        217,408       N/A   11/04/88      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

CHILDREN'S WORLD (continued)
  Westborough MA        359,412       773,877      None      None
  Olney MD              342,500       760,701      None      None
  Waldorf MD            130,430       604,702      None      None
  Canton MI              55,000       378,848      None      None
  Apple Valley MN       113,523       526,319      None      None
  Bloomington MN        124,113       575,416      None      None
  Brooklyn Park MN      118,111       547,586      None      None
  Brooklyn Park MN      112,823       523,073      None      None
  Eagan MN              112,127       519,844      None      None
  Eden Prairie MN       124,286       576,243      None      None
  Maple Grove MN        111,691       517,822      None      None
  Minnetonka MN         146,847       680,842      None      None
  Plymouth MN           134,221       622,350      None      None
  White Bear Lake MN    260,750       579,133      None      None
  W Bloomington MN       40,000       468,484      None      None
  Florissant MO         318,500       707,399      None      None
  Gladstone MO          294,000       652,987      None      None
  Lee's Summit MO       239,627       532,220      None      None
  Manchester MO         287,000       637,435      None      None
  St. Charles MO        259,000       575,246      None      None
  Londonderry NH        335,467       745,082      None      None
  Beavercreek OH        179,552       398,786      None      None
  Centerville OH        174,519       387,613      None      None
  Forest Park OH        170,778       379,305      None      None
  Huber Heights OH      245,000       544,153      None      None
  Loveland OH           206,136       457,829      None      None
  Maineville OH         173,105       384,469      None      None
  Westerville OH        294,350       646,557      None      None
  Beaverton OR          135,148       626,647      None      None
  Beaverton OR          115,232       534,301      None      None
  Memphis TN            238,263       504,897      None      None
  Memphis TN            238,000       528,608      None      None
  Nashville TN          274,298       609,223      None      None
  Arlington TX           82,109       380,678      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

CHILDREN'S WORLD (continued)
  Westborough MA        359,412       773,877     1,133,289
  Olney MD              342,500       760,701     1,103,201
  Waldorf MD            130,430       604,702       735,132
  Canton MI              55,000       378,848       433,848
  Apple Valley MN       113,523       526,319       639,842
  Bloomington MN        124,113       575,416       699,529
  Brooklyn Park MN      118,111       547,586       665,697
  Brooklyn Park MN      112,823       523,073       635,896
  Eagan MN              112,127       519,844       631,971
  Eden Prairie MN       124,286       576,243       700,529
  Maple Grove MN        111,691       517,822       629,513
  Minnetonka MN         146,847       680,842       827,689
  Plymouth MN           134,221       622,350       756,571
  White Bear Lake MN    260,750       579,133       839,883
  W Bloomington MN       40,000       468,484       508,484
  Florissant MO         318,500       707,399     1,025,899
  Gladstone MO          294,000       652,987       946,987
  Lee's Summit MO       239,627       532,220       771,847
  Manchester MO         287,000       637,435       924,435
  St. Charles MO        259,000       575,246       834,246
  Londonderry NH        335,467       745,082     1,080,549
  Beavercreek OH        179,552       398,786       578,338
  Centerville OH        174,519       387,613       562,132
  Forest Park OH        170,778       379,305       550,083
  Huber Heights OH      245,000       544,153       789,153
  Loveland OH           206,136       457,829       663,965
  Maineville OH         173,105       384,469       557,574
  Westerville OH        294,350       646,557       940,907
  Beaverton OR          135,148       626,647       761,795
  Beaverton OR          115,232       534,301       649,533
  Memphis TN            238,263       504,897       743,160
  Memphis TN            238,000       528,608       766,608
  Nashville TN          274,298       609,223       883,521
  Arlington TX           82,109       380,678       462,787

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

CHILDREN'S WORLD (continued)
  Westborough MA        216,675       N/A   11/01/88      300
  Olney MD              235,983       N/A   12/18/87      300
  Waldorf MD            379,849       N/A   09/26/84      300
  Canton MI             359,903       N/A   10/06/82      180
  Apple Valley MN       277,510       N/A   03/26/86      300
  Bloomington MN        303,397       N/A   03/27/86      300
  Brooklyn Park MN      288,722       N/A   03/26/86      300
  Brooklyn Park MN      275,798       N/A   03/27/86      300
  Eagan MN              274,095       N/A   03/31/86      300
  Eden Prairie MN       303,833       N/A   03/27/86      300
  Maple Grove MN        273,030       N/A   03/26/86      300
  Minnetonka MN         335,906       N/A   12/12/86      300
  Plymouth MN           307,045       N/A   12/12/86      300
  White Bear Lake MN    179,657       N/A   12/23/87      300
  W Bloomington MN      454,457       N/A   06/18/82      180
  Florissant MO         190,308       N/A   03/30/89      300
  Gladstone MO          186,414       N/A   09/29/88      300
  Lee's Summit MO       133,156       N/A   09/27/89      300
  Manchester MO         197,744       N/A   12/22/87      300
  St. Charles MO        178,453       N/A   12/23/87      300
  Londonderry NH        190,246       N/A   08/18/89      300
  Beavercreek OH        130,306       N/A   06/30/87      300
  Centerville OH        125,586       N/A   07/23/87      300
  Forest Park OH        121,950       N/A   09/28/87      300
  Huber Heights OH      119,622       N/A   09/27/90      300
  Loveland OH           153,391       N/A   03/20/87      300
  Maineville OH         128,812       N/A   03/06/87      300
  Westerville OH        148,737       N/A   09/26/90      300
  Beaverton OR          306,742       N/A   12/17/86      300
  Beaverton OR          261,540       N/A   12/22/86      300
  Memphis TN            144,135       N/A   09/29/88      300
  Memphis TN            150,906       N/A   09/30/88      300
  Nashville TN          163,896       N/A   03/30/89      300
  Arlington TX          235,699       N/A   12/13/84      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

CHILDREN'S WORLD (continued)
  Arlington TX          238,000       528,604      None      None
  Arlington TX          241,500       550,559      None      None
  Austin TX             134,383       623,103      None      None
  Austin TX             236,733       528,608      None      None
  Austin TX             238,000       528,604      None      None
  Bedford TX            241,500       550,559      None      None
  Carrollton TX         277,850       617,113      None      None
  Converse TX           217,000       481,963      None      None
  Coppell TX            139,224       645,551      None      None
  Coppell TX            208,641       463,398      None      None
  Euless TX             234,111       519,962      None      None
  Flowermound TX        202,773       442,846      None      None
  Fort Worth TX         238,000       528,608      None      None
  Houston TX            219,100       486,631      None      None
  Houston TX            219,100       486,628      None      None
  Houston TX            149,109       323,314      None      None
  Lewisville TX         192,777       428,121      None      None
  Lewisville TX         192,218       426,922      None      None
  N Richland Hills TX   238,000       528,608      None      None
  Plano TX              261,912       581,658      None      None
  Plano TX              250,514       556,399      None      None
  Plano TX              259,000       575,246      None      None
  San Antonio TX        130,833       606,595      None      None
  San Antonio TX        234,500       520,831      None      None
  San Antonio TX        217,000       481,967      None      None
  San Antonio TX        220,500       447,108      None      None
  Centreville VA        371,000       824,003      None      None
  Richmond VA           269,500       598,567      None      None
  Virginia Beach VA     124,988       579,496      None      None
  Woodbridge VA         358,050       795,239      None      None
  Everett WA            120,000       540,363      None      None
  Federal Way WA        150,785       699,100      None      None
  Kent WA               128,300       539,141      None      None
  Kent WA               140,763       678,809      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

CHILDREN'S WORLD (continued)
  Arlington TX          238,000       528,604       766,604
  Arlington TX          241,500       550,559       792,059
  Austin TX             134,383       623,103       757,486
  Austin TX             236,733       528,608       765,341
  Austin TX             238,000       528,604       766,604
  Bedford TX            241,500       550,559       792,059
  Carrollton TX         277,850       617,113       894,963
  Converse TX           217,000       481,963       698,963
  Coppell TX            139,224       645,551       784,775
  Coppell TX            208,641       463,398       672,039
  Euless TX             234,111       519,962       754,073
  Flowermound TX        202,773       442,846       645,619
  Fort Worth TX         238,000       528,608       766,608
  Houston TX            219,100       486,631       705,731
  Houston TX            219,100       486,628       705,728
  Houston TX            149,109       323,314       472,423
  Lewisville TX         192,777       428,121       620,898
  Lewisville TX         192,218       426,922       619,140
  N Richland Hills TX   238,000       528,608       766,608
  Plano TX              261,912       581,658       843,570
  Plano TX              250,514       556,399       806,913
  Plano TX              259,000       575,246       834,246
  San Antonio TX        130,833       606,595       737,428
  San Antonio TX        234,500       520,831       755,331
  San Antonio TX        217,000       481,967       698,967
  San Antonio TX        220,500       447,108       667,608
  Centreville VA        371,000       824,003     1,195,003
  Richmond VA           269,500       598,567       868,067
  Virginia Beach VA     124,988       579,496       704,484
  Woodbridge VA         358,050       795,239     1,153,289
  Everett WA            120,000       540,363       660,363
  Federal Way WA        150,785       699,100       849,885
  Kent WA               128,300       539,141       667,441
  Kent WA               140,763       678,809       819,572

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

CHILDREN'S WORLD (continued)
  Arlington TX          150,904       N/A   09/26/88      300
  Arlington TX          201,742       N/A   09/22/89      300
  Austin TX             305,009       N/A   12/23/86      300
  Austin TX             150,906       N/A   09/27/88      300
  Austin TX             140,760       N/A   04/06/89      300
  Bedford TX            201,743       N/A   09/22/89      300
  Carrollton TX         191,440       N/A   12/11/87      300
  Converse TX           137,590       N/A   09/28/88      300
  Coppell TX            315,995       N/A   12/17/86      300
  Coppell TX            143,755       N/A   12/11/87      300
  Euless TX             171,338       N/A   05/08/87      300
  Flowermound TX        147,147       N/A   04/20/87      300
  Fort Worth TX         150,906       N/A   09/26/88      300
  Houston TX            138,923       N/A   09/30/88      300
  Houston TX            136,252       N/A   11/16/88      300
  Houston TX            101,283       N/A   06/26/89      300
  Lewisville TX         145,629       N/A   01/07/87      300
  Lewisville TX         118,363       N/A   12/29/88      300
  N Richland Hills TX   150,906       N/A   09/26/88      300
  Plano TX              198,094       N/A   01/06/87      300
  Plano TX              172,604       N/A   12/10/87      300
  Plano TX              164,220       N/A   09/27/88      300
  San Antonio TX        319,836       N/A   03/24/86      300
  San Antonio TX        161,571       N/A   12/29/87      300
  San Antonio TX        136,269       N/A   10/14/88      300
  San Antonio TX        120,284       N/A   03/30/89      300
  Centreville VA        208,144       N/A   09/29/89      300
  Richmond VA           161,029       N/A   03/28/89      300
  Virginia Beach VA     305,548       N/A   03/25/86      300
  Woodbridge VA         227,024       N/A   09/29/88      300
  Everett WA            509,459       N/A   11/22/82      180
  Federal Way WA        342,210       N/A   12/17/86      300
  Kent WA               488,080       N/A   06/03/83      180
  Kent WA               332,277       N/A   12/17/86      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

CHILDREN'S WORLD (continued)
  Kirkland WA           301,000       668,534      None      None
  Renton WA             111,183       515,490      None      None

KINDER CARE
  Phoenix AZ            264,504       587,471      None      None
  Phoenix AZ            260,719       516,181      None      None
  Algonquin IL          241,500       509,629      None      None
  Carmel IN             217,565       430,742      None      None
  Fishers IN            212,118       419,959      None      None
  Highland IN           220,460       436,476      None      None
  Indianapolis IN       245,000       544,153      None      None
  Wichita KS            209,890       415,549      None      None
  Maple Grove MN        313,250       660,149      None      None
  White Bear Lake MN    242,165       537,855      None      None
  Las Vegas NV          201,250       446,983      None      None
  Memphis TN            221,501       491,962      None      None
  Appleton WI           196,000       424,038      None      None

LA PETITE ACADEMY
  Birmingham AL          63,800       295,791      None      None
  Huntsville AL          28,600       197,165      None      None
  Mobile AL              78,400       237,671      None      None
  Mobile AL              63,000       292,084      None      None
  Glendale AZ           115,000       285,172      None      None
  Escondido CA          276,286       613,638      None      None
  Folsom CA             281,563       625,363      None      None
  Mission Viejo CA      353,891       744,367      None      None
  Palmdale CA           249,490       554,125      None      None
  Rancho Cordova CA     276,328       613,733      None      None
  Roseville CA          297,343       660,412      None      None
  Santee CA             248,418       551,748      None      None
  Valencia CA           301,295       669,185      None      None
  Broomfield CO         155,306       344,941      None      None
  Colorado Sprgs CO      58,400       271,217      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

CHILDREN'S WORLD (continued)
  Kirkland WA           301,000       668,534       969,534
  Renton WA             111,183       515,490       626,673

KINDER CARE
  Phoenix AZ            264,504       587,471       851,975
  Phoenix AZ            260,719       516,181       776,900
  Algonquin IL          241,500       509,629       751,129
  Carmel IN             217,565       430,742       648,307
  Fishers IN            212,118       419,959       632,077
  Highland IN           220,460       436,476       656,936
  Indianapolis IN       245,000       544,153       789,153
  Wichita KS            209,890       415,549       625,439
  Maple Grove MN        313,250       660,149       973,399
  White Bear Lake MN    242,165       537,855       780,020
  Las Vegas NV          201,250       446,983       648,233
  Memphis TN            221,501       491,962       713,463
  Appleton WI           196,000       424,038       620,038

LA PETITE ACADEMY
  Birmingham AL          63,800       295,791       359,591
  Huntsville AL          28,600       197,165       225,765
  Mobile AL              78,400       237,671       316,071
  Mobile AL              63,000       292,084       355,084
  Glendale AZ           115,000       285,172       400,172
  Escondido CA          276,286       613,638       889,924
  Folsom CA             281,563       625,363       906,926
  Mission Viejo CA      353,891       744,367     1,098,258
  Palmdale CA           249,490       554,125       803,615
  Rancho Cordova CA     276,328       613,733       890,061
  Roseville CA          297,343       660,412       957,755
  Santee CA             248,418       551,748       800,166
  Valencia CA           301,295       669,185       970,480
  Broomfield CO         155,306       344,941       500,247
  Colorado Sprgs CO      58,400       271,217       329,617

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

CHILDREN'S WORLD (continued)
  Kirkland WA           201,873       N/A   03/31/88      300
  Renton WA             271,799       N/A   03/24/86      300

KINDER CARE
  Phoenix AZ            133,953       N/A   06/29/90      300
  Phoenix AZ            109,253       N/A   12/26/90      300
  Algonquin IL          118,469       N/A   07/10/90      300
  Carmel IN              91,170       N/A   12/27/90      300
  Fishers IN             88,887       N/A   12/27/90      300
  Highland IN            92,382       N/A   12/26/90      300
  Indianapolis IN       124,075       N/A   06/29/90      300
  Wichita KS             87,954       N/A   12/26/90      300
  Maple Grove MN        154,442       N/A   07/11/90      300
  White Bear Lake MN    119,705       N/A   08/30/90      300
  Las Vegas NV          101,919       N/A   06/29/90      300
  Memphis TN            109,491       N/A   08/31/90      300
  Appleton WI           100,000       N/A   07/10/90      300

LA PETITE ACADEMY
  Birmingham AL         184,521       N/A   10/31/84      300
  Huntsville AL         191,688       N/A   06/15/82      180
  Mobile AL             225,787       N/A   10/15/82      180
  Mobile AL             172,369       N/A   04/25/85      300
  Glendale AZ           245,557       N/A   02/08/84      180
  Escondido CA          190,360       N/A   12/31/87      300
  Folsom CA             198,898       N/A   10/23/87      300
  Mission Viejo CA      124,478       N/A   06/24/93      300
  Palmdale CA           158,190       N/A   09/14/88      300
  Rancho Cordova CA     165,110       N/A   03/22/89      300
  Roseville CA          210,035       N/A   10/21/87      300
  Santee CA             178,766       N/A   07/23/87      300
  Valencia CA           196,552       N/A   06/23/88      300
  Broomfield CO         104,160       N/A   03/15/88      300
  Colorado Sprgs CO     253,578       N/A   12/22/82      180

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

LA PETITE ACADEMY (continued)
  Colorado Sprgs CO      92,570       241,413      None      None
  Fort Collins CO        55,200       256,356      None      None
  Greeley CO             58,400       270,755      None      None
  Littleton CO          161,617       358,956      None      None
  Louisville CO          58,089       269,313      None      None
  Parker CO             153,551       341,043      None      None
  Bradenton FL          160,060       355,501      None      None
  Clearwater FL          42,223       269,380      None      None
  Fort Myers FL          66,100       210,462      None      None
  Jacksonville FL        38,500       228,481      None      None
  Jacksonville FL        48,000       243,060      None      None
  Jacksonville FL       184,800       410,447      None      None
  Jupiter FL             78,000       360,088      None      None
  Margate FL             66,686       309,183      None      None
  Melbourne FL          256,439       549,345      None      None
  Niceville FL           73,696       341,688      None      None
  Orange Park FL         45,000       208,986      None      None
  Orlando FL             68,001       313,922      None      None
  Orlando FL            159,177       353,538      None      None
  Orlando FL            245,249       544,704      None      None
  Orlando FL            190,050       422,107      None      None
  Oviedo FL             166,409       369,598      None      None
  Panama City FL         69,500       244,314      None      None
  Pensacola FL          147,000       326,492      None      None
  Royal Palm Beach FL   194,193       431,309      None      None
  Spring Hill FL        146,939       326,356      None      None
  St. Augustine FL       44,800       213,040      None      None
  Sunrise FL             69,400       246,671      None      None
  Sunrise FL            245,000       533,280      None      None
  Tallahassee FL         66,000       232,010      None      None
  Tampa FL               53,385       199,846      None      None
  Douglasville GA        54,000       250,356      None      None
  Ellenwood GA          119,678       275,414      None      None
  Fayetteville GA       148,400       329,601      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

LA PETITE ACADEMY (continued)
  Colorado Sprgs CO      92,570       241,413       333,983
  Fort Collins CO        55,200       256,356       311,556
  Greeley CO             58,400       270,755       329,155
  Littleton CO          161,617       358,956       520,573
  Louisville CO          58,089       269,313       327,402
  Parker CO             153,551       341,043       494,594
  Bradenton FL          160,060       355,501       515,561
  Clearwater FL          42,223       269,380       311,603
  Fort Myers FL          66,100       210,462       276,562
  Jacksonville FL        38,500       228,481       266,981
  Jacksonville FL        48,000       243,060       291,060
  Jacksonville FL       184,800       410,447       595,247
  Jupiter FL             78,000       360,088       438,088
  Margate FL             66,686       309,183       375,869
  Melbourne FL          256,439       549,345       805,784
  Niceville FL           73,696       341,688       415,384
  Orange Park FL         45,000       208,986       253,986
  Orlando FL             68,001       313,922       381,923
  Orlando FL            159,177       353,538       512,715
  Orlando FL            245,249       544,704       789,953
  Orlando FL            190,050       422,107       612,157
  Oviedo FL             166,409       369,598       536,007
  Panama City FL         69,500       244,314       313,814
  Pensacola FL          147,000       326,492       473,492
  Royal Palm Beach FL   194,193       431,309       625,502
  Spring Hill FL        146,939       326,356       473,295
  St. Augustine FL       44,800       213,040       257,840
  Sunrise FL             69,400       246,671       316,071
  Sunrise FL            245,000       533,280       778,280
  Tallahassee FL         66,000       232,010       298,010
  Tampa FL               53,385       199,846       253,231
  Douglasville GA        54,000       250,356       304,356
  Ellenwood GA          119,678       275,414       395,092
  Fayetteville GA       148,400       329,601       478,001

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

LA PETITE ACADEMY (continued)
  Colorado Sprgs CO     215,874       N/A   08/31/83      180
  Fort Collins CO       239,843       N/A   12/22/82      180
  Greeley CO            167,729       N/A   11/21/84      300
  Littleton CO          111,351       N/A   12/10/87      300
  Louisville CO         172,667       N/A   06/22/84      300
  Parker CO             108,463       N/A   10/19/87      300
  Bradenton FL          105,394       N/A   05/05/88      300
  Clearwater FL         269,380       N/A   12/22/81      180
  Fort Myers FL         204,616       N/A   06/15/82      180
  Jacksonville FL       228,481       N/A   12/22/81      180
  Jacksonville FL       243,060       N/A   12/22/81      180
  Jacksonville FL       110,421       N/A   03/30/89      300
  Jupiter FL            200,235       N/A   09/11/85      300
  Margate FL            151,346       N/A   12/16/86      300
  Melbourne FL           93,369       N/A   04/16/93      300
  Niceville FL          168,570       N/A   12/03/86      300
  Orange Park FL        203,180       N/A   06/15/82      180
  Orlando FL            174,563       N/A   09/04/85      300
  Orlando FL            114,545       N/A   07/02/87      300
  Orlando FL            168,975       N/A   12/10/87      300
  Orlando FL            113,558       N/A   03/30/89      300
  Oviedo FL             115,667       N/A   11/20/87      300
  Panama City FL        237,527       N/A   06/15/82      180
  Pensacola FL           87,835       N/A   03/28/89      300
  Royal Palm Beach FL   120,763       N/A   11/15/88      300
  Spring Hill FL        102,133       N/A   11/24/87      300
  St. Augustine FL      213,040       N/A   12/22/81      180
  Sunrise FL            239,819       N/A   06/15/82      180
  Sunrise FL            145,743       N/A   05/25/89      300
  Tallahassee FL        225,565       N/A   06/15/82      180
  Tampa FL              199,846       N/A   12/22/81      180
  Douglasville GA       156,193       N/A   10/23/84      300
  Ellenwood GA           77,113       N/A   11/16/88      300
  Fayetteville GA        88,672       N/A   03/29/89      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

LA PETITE ACADEMY (continued)
  Lawrenceville GA      141,449       314,161      None      None
  Lithia Springs GA     187,444       363,358      None      None
  Lithonia GA           239,715       524,459      None      None
  Marietta GA           148,620       330,090      None      None
  Martinez GA           141,153       313,504      None      None
  Stockbridge GA        168,700       374,688      None      None
  Stone Mountain GA      65,000       301,357      None      None
  Valdosta GA            73,561       341,059      None      None
  Cedar Rapids IA       194,950       427,085      None      None
  Iowa City IA          186,900       408,910      None      None
  Johnston IA           186,996       347,278      None      None
  Aurora IL             165,679       398,739      None      None
  Elk Grove Village IL  214,845       477,180      None      None
  Hoffman Estates IL    211,082       468,818      None      None
  Lockport IL           189,477       442,018      None      None
  O'Fallon IL           141,250       313,722      None      None
  Orland Park IL        218,499       485,295      None      None
  Schaumburg IL         218,798       485,956      None      None
  Noblesville IN         60,000       278,175      None      None
  Zionsville IN         127,568       319,770      None      None
  Topeka KS              58,000       268,903      None      None
  Wichita KS            108,569       401,828      None      None
  Lexington KY          210,427       420,883      None      None
  Ellicott City MD      219,368       630,839      None      None
  Waldorf MD            237,207       526,844      None      None
  Florissant MO         181,300       402,672      None      None
  Liberty MO             65,400       303,211      None      None
  Pearl MS              121,801       270,525      None      None
  Cary NC                75,200       262,973      None      None
  Chapel Hill NC         77,000       356,992      None      None
  Charlotte NC           27,551       247,000      None      None
  Charlotte NC          134,582       268,222      None      None
  Concord NC             32,441       190,859      None      None
  Durham NC             220,728       429,380      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

LA PETITE ACADEMY (continued)
  Lawrenceville GA      141,449       314,161       455,610
  Lithia Springs GA     187,444       363,358       550,802
  Lithonia GA           239,715       524,459       764,174
  Marietta GA           148,620       330,090       478,710
  Martinez GA           141,153       313,504       454,657
  Stockbridge GA        168,700       374,688       543,388
  Stone Mountain GA      65,000       301,357       366,357
  Valdosta GA            73,561       341,059       414,620
  Cedar Rapids IA       194,950       427,085       622,035
  Iowa City IA          186,900       408,910       595,810
  Johnston IA           186,996       347,278       534,274
  Aurora IL             165,679       398,739       564,418
  Elk Grove Village IL  214,845       477,180       692,025
  Hoffman Estates IL    211,082       468,818       679,900
  Lockport IL           189,477       442,018       631,495
  O'Fallon IL           141,250       313,722       454,972
  Orland Park IL        218,499       485,295       703,794
  Schaumburg IL         218,798       485,956       704,754
  Noblesville IN         60,000       278,175       338,175
  Zionsville IN         127,568       319,770       447,338
  Topeka KS              58,000       268,903       326,903
  Wichita KS            108,569       401,828       510,397
  Lexington KY          210,427       420,883       631,310
  Ellicott City MD      219,368       630,839       850,207
  Waldorf MD            237,207       526,844       764,051
  Florissant MO         181,300       402,672       583,972
  Liberty MO             65,400       303,211       368,611
  Pearl MS              121,801       270,525       392,326
  Cary NC                75,200       262,973       338,173
  Chapel Hill NC         77,000       356,992       433,992
  Charlotte NC           27,551       247,000       274,551
  Charlotte NC          134,582       268,222       402,804
  Concord NC             32,441       190,859       223,300
  Durham NC             220,728       429,380       650,108

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

LA PETITE ACADEMY (continued)
  Lawrenceville GA       91,411       N/A   07/07/88      300
  Lithia Springs GA      94,912       N/A   12/28/89      300
  Lithonia GA           132,077       N/A   08/20/91      300
  Marietta GA            94,276       N/A   09/16/88      300
  Martinez GA            97,251       N/A   12/31/87      300
  Stockbridge GA        100,801       N/A   03/28/89      300
  Stone Mountain GA     170,226       N/A   06/19/85      300
  Valdosta GA           168,257       N/A   12/03/86      300
  Cedar Rapids IA        88,912       N/A   09/24/92      300
  Iowa City IA           87,275       N/A   09/24/92      300
  Johnston IA            65,941       N/A   08/19/91      300
  Aurora IL             110,548       N/A   12/21/88      300
  Elk Grove Village IL  142,780       N/A   04/08/88      300
  Hoffman Estates IL    114,578       N/A   12/08/89      300
  Lockport IL           139,546       N/A   10/29/87      300
  O'Fallon IL            99,039       N/A   10/30/87      300
  Orland Park IL        153,210       N/A   10/28/87      300
  Schaumburg IL         150,750       N/A   12/17/87      300
  Noblesville IN        164,160       N/A   04/30/85      300
  Zionsville IN         100,949       N/A   10/28/87      300
  Topeka KS             158,689       N/A   04/16/85      300
  Wichita KS            177,846       N/A   12/16/86      300
  Lexington KY          100,138       N/A   08/20/91      300
  Ellicott City MD      174,897       N/A   12/19/88      300
  Waldorf MD            163,434       N/A   12/31/87      300
  Florissant MO         108,329       N/A   03/29/89      300
  Liberty MO            171,271       N/A   06/18/85      300
  Pearl MS               75,923       N/A   11/15/88      300
  Cary NC               227,181       N/A   01/25/84      180
  Chapel Hill NC        210,673       N/A   04/17/85      300
  Charlotte NC          247,000       N/A   12/23/81      180
  Charlotte NC           75,097       N/A   11/16/88      300
  Concord NC            190,859       N/A   12/23/81      180
  Durham NC             117,150       N/A   12/29/89      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

LA PETITE ACADEMY (continued)
  Durham NC             238,000       471,201      None      None
  Hendersonville NC      32,748       186,152      None      None
  Kernersville NC       162,216       316,299      None      None
  Morrisville NC        175,700       390,234      None      None
  Bellevue NE            60,568       280,819      None      None
  Omaha NE               60,500       280,491      None      None
  Omaha NE               53,000       245,720      None      None
  Omaha NE              142,867       317,315      None      None
  Clementon NJ          279,851       554,060      None      None
  Henderson NV           82,000       380,173      None      None
  Sparks NV             244,752       543,604      None      None
  Cincinnati OH         165,910       368,486      None      None
  Dublin OH              84,000       389,446      None      None
  Englewood OH           74,000       343,083      None      None
  Gahanna OH             86,000       398,718      None      None
  Pickerington OH        87,580       406,055      None      None
  Westerville OH         82,000       380,173      None      None
  Broken Arrow OK        78,705       220,434      None      None
  Midwest City OK        67,800       314,338      None      None
  Oklahoma City OK       50,800       214,474      None      None
  Oklahoma City OK       79,000       366,261      None      None
  Yukon OK               61,000       282,812      None      None
  Charleston SC         125,593       278,946      None      None
  Charleston SC         140,700       312,498      None      None
  Columbia SC            58,160       269,643      None      None
  Elgin SC              160,831       313,600      None      None
  Goose Creek SC         61,635       192,905      None      None
  Ladson SC              31,543       177,457      None      None
  Lexington SC           55,869       274,742      None      None
  Mt. Pleasant SC        40,700       180,400      None      None
  Summerville SC         44,400       174,500      None      None
  Sumter SC              56,010       268,903      None      None
  Allen TX              177,637       394,537      None      None
  Arlington TX           70,000       324,538      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

LA PETITE ACADEMY (continued)
  Durham NC             238,000       471,201       709,201
  Hendersonville NC      32,748       186,152       218,900
  Kernersville NC       162,216       316,299       478,515
  Morrisville NC        175,700       390,234       565,934
  Bellevue NE            60,568       280,819       341,387
  Omaha NE               60,500       280,491       340,991
  Omaha NE               53,000       245,720       298,720
  Omaha NE              142,867       317,315       460,182
  Clementon NJ          279,851       554,060       833,911
  Henderson NV           82,000       380,173       462,173
  Sparks NV             244,752       543,604       788,356
  Cincinnati OH         165,910       368,486       534,396
  Dublin OH              84,000       389,446       473,446
  Englewood OH           74,000       343,083       417,083
  Gahanna OH             86,000       398,718       484,718
  Pickerington OH        87,580       406,055       493,635
  Westerville OH         82,000       380,173       462,173
  Broken Arrow OK        78,705       220,434       299,139
  Midwest City OK        67,800       314,338       382,138
  Oklahoma City OK       50,800       214,474       265,274
  Oklahoma City OK       79,000       366,261       445,261
  Yukon OK               61,000       282,812       343,812
  Charleston SC         125,593       278,946       404,539
  Charleston SC         140,700       312,498       453,198
  Columbia SC            58,160       269,643       327,803
  Elgin SC              160,831       313,600       474,431
  Goose Creek SC         61,635       192,905       254,540
  Ladson SC              31,543       177,457       209,000
  Lexington SC           55,869       274,742       330,611
  Mt. Pleasant SC        40,700       180,400       221,100
  Summerville SC         44,400       174,500       218,900
  Sumter SC              56,010       268,903       324,913
  Allen TX              177,637       394,537       572,174
  Arlington TX           70,000       324,538       394,538

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

LA PETITE ACADEMY (continued)
  Durham NC              89,471       N/A   08/20/91      300
  Hendersonville NC     186,152       N/A   12/23/81      180
  Kernersville NC        88,669       N/A   12/14/89      300
  Morrisville NC        104,982       N/A   03/29/89      300
  Bellevue NE           137,461       N/A   12/16/86      300
  Omaha NE              178,621       N/A   08/01/84      300
  Omaha NE              154,268       N/A   10/11/84      300
  Omaha NE               98,433       N/A   12/09/87      300
  Clementon NJ          103,698       N/A   09/09/91      300
  Henderson NV          224,352       N/A   04/17/85      300
  Sparks NV             167,139       N/A   01/29/88      300
  Cincinnati OH         122,440       N/A   04/29/87      300
  Dublin OH             214,975       N/A   10/08/85      300
  Englewood OH          188,070       N/A   10/23/85      300
  Gahanna OH            216,901       N/A   11/26/85      300
  Pickerington OH       200,324       N/A   12/11/86      300
  Westerville OH        209,857       N/A   10/08/85      300
  Broken Arrow OK       205,330       N/A   01/27/83      180
  Midwest City OK       176,247       N/A   08/14/85      300
  Oklahoma City OK      208,516       N/A   06/15/82      180
  Oklahoma City OK      228,361       N/A   11/14/84      300
  Yukon OK              165,663       N/A   05/02/85      300
  Charleston SC          82,697       N/A   05/26/88      300
  Charleston SC          84,070       N/A   03/28/89      300
  Columbia SC           168,119       N/A   11/14/84      300
  Elgin SC               87,912       N/A   12/14/89      300
  Goose Creek SC        192,905       N/A   12/22/81      180
  Ladson SC             177,457       N/A   12/22/81      180
  Lexington SC          171,297       N/A   11/13/84      300
  Mt. Pleasant SC       180,400       N/A   12/22/81      180
  Summerville SC        174,500       N/A   12/22/81      180
  Sumter SC             151,895       N/A   06/18/85      300
  Allen TX              110,460       N/A   11/21/88      300
  Arlington TX          190,105       N/A   05/08/85      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

LA PETITE ACADEMY (continued)
  Arlington TX          195,650       387,355      None      None
  Austin TX             103,600       230,532      None      None
  Austin TX              88,872       222,684      None      None
  Austin TX             188,144       417,872      None      None
  Austin TX             191,636       425,629      None      None
  Austin TX             224,878       499,461      None      None
  Austin TX             217,878       483,913      None      None
  Cedar Park TX         168,857       375,036      None      None
  Colleyville TX         68,000       315,266      None      None
  Desoto TX              86,000       398,715      None      None
  Duncanville TX         93,000       431,172      None      None
  Fort Worth TX          85,518       396,495      None      None
  Fort Worth TX         210,007       444,460      None      None
  Fort Worth TX         216,160       427,962      None      None
  Garland TX            211,050       468,749      None      None
  Grand Prairie TX      167,164       371,275      None      None
  Houston TX             58,000       268,901      None      None
  Houston TX             60,000       278,175      None      None
  Houston TX            102,000       472,898      None      None
  Houston TX            139,125       308,997      None      None
  Houston TX            139,125       308,997      None      None
  Houston TX            141,296       313,824      None      None
  Lewisville TX          79,000       366,264      None      None
  Mansfield TX          181,375       402,838      None      None
  Mesquite TX            85,000       394,079      None      None
  Mesquite TX           139,466       326,525      None      None
  Missouri City TX      221,025       437,593      None      None
  Pasadena TX            60,000       278,173      None      None
  Round Rock TX          80,525       373,347      None      None
  Round Rock TX         186,380       413,957      None      None
  San Antonio TX        102,512       475,289      None      None
  San Antonio TX         81,530       378,007      None      None
  San Antonio TX        139,125       308,997      None      None
  San Antonio TX        181,412       402,923      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

LA PETITE ACADEMY (continued)
  Arlington TX          195,650       387,355       583,005
  Austin TX             103,600       230,532       334,132
  Austin TX              88,872       222,684       311,556
  Austin TX             188,144       417,872       606,016
  Austin TX             191,636       425,629       617,265
  Austin TX             224,878       499,461       724,339
  Austin TX             217,878       483,913       701,791
  Cedar Park TX         168,857       375,036       543,893
  Colleyville TX         68,000       315,266       383,266
  Desoto TX              86,000       398,715       484,715
  Duncanville TX         93,000       431,172       524,172
  Fort Worth TX          85,518       396,495       482,013
  Fort Worth TX         210,007       444,460       654,467
  Fort Worth TX         216,160       427,962       644,122
  Garland TX            211,050       468,749       679,799
  Grand Prairie TX      167,164       371,275       538,439
  Houston TX             58,000       268,901       326,901
  Houston TX             60,000       278,175       338,175
  Houston TX            102,000       472,898       574,898
  Houston TX            139,125       308,997       448,122
  Houston TX            139,125       308,997       448,122
  Houston TX            141,296       313,824       455,120
  Lewisville TX          79,000       366,264       445,264
  Mansfield TX          181,375       402,838       584,213
  Mesquite TX            85,000       394,079       479,079
  Mesquite TX           139,466       326,525       465,991
  Missouri City TX      221,025       437,593       658,618
  Pasadena TX            60,000       278,173       338,173
  Round Rock TX          80,525       373,347       453,872
  Round Rock TX         186,380       413,957       600,337
  San Antonio TX        102,512       475,289       577,801
  San Antonio TX         81,530       378,007       459,537
  San Antonio TX        139,125       308,997       448,122
  San Antonio TX        181,412       402,923       584,335

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

LA PETITE ACADEMY (continued)
  Arlington TX           79,876       N/A   02/07/91      300
  Austin TX             218,657       N/A   10/29/82      180
  Austin TX             207,839       N/A   01/12/83      180
  Austin TX             123,885       N/A   05/11/88      300
  Austin TX             118,003       N/A   12/22/88      300
  Austin TX             137,106       N/A   01/03/89      300
  Austin TX             126,209       N/A   06/22/89      300
  Cedar Park TX         105,000       N/A   11/21/88      300
  Colleyville TX        184,674       N/A   05/01/85      300
  Desoto TX             248,723       N/A   10/24/84      300
  Duncanville TX        252,567       N/A   05/08/85      300
  Fort Worth TX         195,608       N/A   12/03/86      300
  Fort Worth TX         108,832       N/A   02/01/90      300
  Fort Worth TX          88,249       N/A   02/07/91      300
  Garland TX            114,562       N/A   12/12/89      300
  Grand Prairie TX      102,933       N/A   12/13/88      300
  Houston TX            168,822       N/A   10/11/84      300
  Houston TX            162,947       N/A   05/01/85      300
  Houston TX            277,008       N/A   05/01/85      300
  Houston TX            101,819       N/A   05/22/87      300
  Houston TX            101,819       N/A   05/22/87      300
  Houston TX            101,679       N/A   07/24/87      300
  Lewisville TX         206,889       N/A   06/26/85      300
  Mansfield TX           98,454       N/A   12/20/89      300
  Mesquite TX           245,834       N/A   10/24/84      300
  Mesquite TX            90,971       N/A   10/08/92      300
  Missouri City TX       92,619       N/A   12/13/90      300
  Pasadena TX           173,530       N/A   10/23/84      300
  Round Rock TX         182,754       N/A   12/16/86      300
  Round Rock TX         110,231       N/A   04/19/89      300
  San Antonio TX        234,483       N/A   12/03/86      300
  San Antonio TX        186,487       N/A   12/11/86      300
  San Antonio TX        101,819       N/A   05/22/87      300
  San Antonio TX        130,545       N/A   07/07/87      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

LA PETITE ACADEMY (continued)
  San Antonio TX        162,161       360,166      None      None
  San Antonio TX        182,868       406,155      None      None
  Southlake TX          228,279       511,750      None      None
  Sugarland TX          193,800       430,436      None      None
  Texas City TX          48,000       222,918      None      None
  The Woodlands TX      193,801       430,441      None      None
  Watauga TX            165,914       368,502      None      None
  Layton UT             136,574       269,009      None      None
  Sandy UT              168,089       373,330      None      None
  Chesapeake VA         190,050       422,107      None      None
  Glen Allen VA          74,643       346,060      None      None
  Portsmouth VA         171,575       381,072      None      None
  Richmond VA            71,001       327,771      None      None
  Virginia Beach VA      69,080       320,270      None      None
  Federal Way WA        261,943       581,782      None      None
  Puyallup WA           195,552       434,327      None      None
  Redmond WA            279,830       621,512      None      None
  Brookfield WI         233,100       461,500      None      None
  Waukesha WI           215,950       427,546      None      None
  Cheyenne WY            59,856       277,506      None      None

OTHER CHILD CARE
  Irving TX              63,853       296,034      None      None

BEST BUY
  Thousand Oaks CA    2,703,726     6,125,784      None      None
  Topeka KS             974,960     3,472,226      None      None

REX STORES
  Oxford AL             323,085       406,655      None      None
  Tuscaloosa AL         204,790       585,115      None      None
  Bradenton FL          174,948       240,928      None      None
  MaryEsther FL         149,696       363,263      None      None
  Melbourne FL          269,697       522,414      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

LA PETITE ACADEMY (continued)
  San Antonio TX        162,161       360,166       522,327
  San Antonio TX        182,868       406,155       589,023
  Southlake TX          228,279       511,750       740,029
  Sugarland TX          193,800       430,436       624,236
  Texas City TX          48,000       222,918       270,918
  The Woodlands TX      193,801       430,441       624,242
  Watauga TX            165,914       368,502       534,416
  Layton UT             136,574       269,009       405,583
  Sandy UT              168,089       373,330       541,419
  Chesapeake VA         190,050       422,107       612,157
  Glen Allen VA          74,643       346,060       420,703
  Portsmouth VA         171,575       381,072       552,647
  Richmond VA            71,001       327,771       398,772
  Virginia Beach VA      69,080       320,270       389,350
  Federal Way WA        261,943       581,782       843,725
  Puyallup WA           195,552       434,327       629,879
  Redmond WA            279,830       621,512       901,342
  Brookfield WI         233,100       461,500       694,600
  Waukesha WI           215,950       427,546       643,496
  Cheyenne WY            59,856       277,506       337,362

OTHER CHILD CARE
  Irving TX              63,853       296,034       359,887

BEST BUY
  Thousand Oaks CA    2,703,726     6,125,784     8,829,510
  Topeka KS             974,960     3,472,226     4,447,186

REX STORES
  Oxford AL             323,085       406,655       729,740
  Tuscaloosa AL         204,790       585,115       789,905
  Bradenton FL          174,948       240,928       415,876
  MaryEsther FL         149,696       363,263       512,959
  Melbourne FL          269,697       522,414       792,111

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

LA PETITE ACADEMY (continued)
  San Antonio TX        116,694       N/A   07/07/87      300
  San Antonio TX        112,605       N/A   12/06/88      300
  Southlake TX          108,010       N/A   03/10/93      300
  Sugarland TX          139,462       N/A   07/31/87      300
  Texas City TX         216,725       N/A   06/15/82      180
  The Woodlands TX      138,275       N/A   08/11/87      300
  Watauga TX            119,393       N/A   07/07/87      300
  Layton UT              73,943       N/A   02/01/90      300
  Sandy UT               89,201       N/A   02/01/90      300
  Chesapeake VA         113,558       N/A   03/28/89      300
  Glen Allen VA         221,870       N/A   06/20/84      300
  Portsmouth VA         105,650       N/A   12/21/88      300
  Richmond VA           182,265       N/A   09/04/85      300
  Virginia Beach VA     199,686       N/A   11/15/84      300
  Federal Way WA        162,886       N/A   11/21/88      300
  Puyallup WA           120,414       N/A   12/06/88      300
  Redmond WA            201,370       N/A   07/27/87      300
  Brookfield WI          97,679       N/A   12/13/90      300
  Waukesha WI            90,493       N/A   12/13/90      300
  Cheyenne WY           171,910       N/A   11/20/84      300

OTHER CHILD CARE
  Irving TX             154,849       N/A   04/23/86      300

BEST BUY
  Thousand Oaks CA       71,467       N/A   09/27/96      300
  Topeka KS               5,787       N/A   12/27/96      300

REX STORES
  Oxford AL               2,033       N/A   11/26/96      300
  Tuscaloosa AL           2,926       N/A   11/26/96      300
  Bradenton FL            1,205       N/A   11/26/96      300
  MaryEsther FL           1,816       N/A   11/26/96      300
  Melbourne FL            2,612       N/A   11/26/96      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

REX STORES (continued)
  Merritt Island FL     309,652       482,459      None      None
  Ocala FL              339,690       543,504      None      None
  Pensacola FL          419,842     1,899,287      None      None
  Tallahassee FL        319,807       502,697      None      None
  Titusville FL         176,459       579,793      None      None
  Venice FL             259,686       362,562      None      None
  Rome GA               254,902       486,812      None      None
  Council Bluffs IA     255,217       117,792      None      None
  Des Moines IA         188,520       367,614      None      None
  Peoria IL             193,868       387,737      None      None
  Rockford IL           159,587       618,398      None      None
  Springfield IL        219,859       630,595      None      None
  Anderson IN           180,628       653,038      None      None
  Muncie IN             148,901       645,235      None      None
  Richmond IN            93,999       193,753      None      None
  Columbus MS           144,908       463,707      None      None
  Greenville MS         144,588       433,764      None      None
  Gulfport MS           299,464       502,326      None      None
  Hattiesburg MS        198,659       457,379      None      None
  Jackson MS            405,360       656,296      None      None
  Meridian MS           181,156       515,598      None      None
  Tupelo MS             121,697       637,691      None      None
  Vicksburg MS          494,532       174,541      None      None
  Lakewood NY           144,859       526,301      None      None
  Defiance OH            97,978       601,863      None      None
  Kettering OH          229,246       488,393      None      None
  Bristol TN            344,365       468,719      None      None
  Clarksville TN        290,775       395,870      None      None
  Vienna WV             324,797       526,670      None      None

DAIRYMART
  Manchester CT         118,262       305,510      None      None
  Vernon CT             179,646       319,372      None      None
  Westbrook CT           98,247       373,340      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

REX STORES (continued)
  Merritt Island FL     309,652       482,459       792,111
  Ocala FL              339,690       543,504       883,194
  Pensacola FL          419,842     1,899,287     2,319,129
  Tallahassee FL        319,807       502,697       822,504
  Titusville FL         176,459       579,793       756,252
  Venice FL             259,686       362,562       622,248
  Rome GA               254,902       486,812       741,714
  Council Bluffs IA     255,217       117,792       373,009
  Des Moines IA         188,520       367,614       556,134
  Peoria IL             193,868       387,737       581,605
  Rockford IL           159,587       618,398       777,985
  Springfield IL        219,859       630,595       850,454
  Anderson IN           180,628       653,038       833,666
  Muncie IN             148,901       645,235       794,136
  Richmond IN            93,999       193,753       287,752
  Columbus MS           144,908       463,707       608,615
  Greenville MS         144,588       433,764       578,352
  Gulfport MS           299,464       502,326       801,790
  Hattiesburg MS        198,659       457,379       656,038
  Jackson MS            405,360       656,296     1,061,656
  Meridian MS           181,156       515,598       696,754
  Tupelo MS             121,697       637,691       759,388
  Vicksburg MS          494,532       174,541       669,073
  Lakewood NY           144,859       526,301       671,160
  Defiance OH            97,978       601,863       699,841
  Kettering OH          229,246       488,393       717,639
  Bristol TN            344,365       468,719       813,084
  Clarksville TN        290,775       395,870       686,645
  Vienna WV             324,797       526,670       851,467

DAIRYMART
  Manchester CT         118,262       305,510       423,772
  Vernon CT             179,646       319,372       499,018
  Westbrook CT           98,247       373,340       471,587

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

REX STORES (continued)
  Merritt Island FL       2,412       N/A   11/26/96      300
  Ocala FL                2,718       N/A   11/26/96      300
  Pensacola FL            9,496       N/A   11/26/96      300
  Tallahassee FL          2,513       N/A   11/26/96      300
  Titusville FL           2,899       N/A   11/26/96      300
  Venice FL               1,813       N/A   11/26/96      300
  Rome GA                 2,434       N/A   11/26/96      300
  Council Bluffs IA         589       N/A   11/26/96      300
  Des Moines IA           1,838       N/A   11/26/96      300
  Peoria IL               1,939       N/A   11/26/96      300
  Rockford IL             3,092       N/A   11/26/96      300
  Springfield IL          3,153       N/A   11/26/96      300
  Anderson IN             3,265       N/A   11/26/96      300
  Muncie IN               3,226       N/A   11/26/96      300
  Richmond IN               969       N/A   11/26/96      300
  Columbus MS             2,319       N/A   11/26/96      300
  Greenville MS           2,169       N/A   11/26/96      300
  Gulfport MS             2,512       N/A   11/26/96      300
  Hattiesburg MS          2,287       N/A   11/26/96      300
  Jackson MS              3,281       N/A   11/26/96      300
  Meridian MS             2,578       N/A   11/26/96      300
  Tupelo MS               3,188       N/A   11/26/96      300
  Vicksburg MS              873       N/A   11/26/96      300
  Lakewood NY             2,632       N/A   11/26/96      300
  Defiance OH             3,009       N/A   11/26/96      300
  Kettering OH            2,442       N/A   11/26/96      300
  Bristol TN              2,344       N/A   11/26/96      300
  Clarksville TN          1,979       N/A   11/26/96      300
  Vienna WV               2,633       N/A   11/26/96      300

DAIRYMART
  Manchester CT          21,895       N/A   03/03/95      300
  Vernon CT              22,888       N/A   03/09/95      300
  Westbrook CT           26,756       N/A   03/09/95      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

DAIRYMART (continued)
  New Albany IN         181,459       289,353      None      None
  New Albany IN         262,465       331,796      None      None
  Berea KY              252,077       360,815      None      None
  Elizabethtown KY      286,106       286,106      None      None
  Lebanon KY            158,052       316,105      None      None
  Louisville KY         198,926       368,014      None      None
  Louisville KY         216,849       600,765      None      None
  Mt. Washington KY     327,245       333,709      None      None
  Seekonk MA            298,354       268,518      None      None
  Kingston NY           257,763       456,042      None      None
  Atwater OH            118,555       266,748      None      None
  Columbus OH           147,296       304,411      None      None
  Cuyahoga Falls OH     297,982       357,579      None      None
  Galion OH             138,981       327,597      None      None
  Perrysburg OH         211,678       168,080      None      None
  Streetsboro OH        402,988       137,998      None      None
  Tipp City OH          355,009       219,816      None      None
  Triffin OH            117,017       273,040      None      None
  Wadsworth OH          266,507       153,760      None      None

7-ELEVEN
  Flint MI              194,492       476,504      None      None
  Columbus OH           273,085       471,693      None      None
  Groveport OH          277,198       445,497      None      None

THE PANTRY INC.
  Henderson KY          225,000       515,000      None      None
  Owensboro KY          360,000       590,000      None      None
  Cary NC               450,000       825,000      None      None
  Greenville NC         330,000       515,000      None      None
  Greenville NC         225,000       405,000      None      None
  Jacksonville NC       150,000       530,000      None      None
  Columbia SC           150,000       450,000      None      None
  John's Isle SC        170,000       350,000      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

DAIRYMART (continued)
  New Albany IN         181,459       289,353       470,812
  New Albany IN         262,465       331,796       594,261
  Berea KY              252,077       360,815       612,892
  Elizabethtown KY      286,106       286,106       572,212
  Lebanon KY            158,052       316,105       474,157
  Louisville KY         198,926       368,014       566,940
  Louisville KY         216,849       600,765       817,614
  Mt. Washington KY     327,245       333,709       660,954
  Seekonk MA            298,354       268,518       566,872
  Kingston NY           257,763       456,042       713,805
  Atwater OH            118,555       266,748       385,303
  Columbus OH           147,296       304,411       451,707
  Cuyahoga Falls OH     297,982       357,579       655,561
  Galion OH             138,981       327,597       466,578
  Perrysburg OH         211,678       168,080       379,758
  Streetsboro OH        402,988       137,998       540,986
  Tipp City OH          355,009       219,816       574,825
  Triffin OH            117,017       273,040       390,057
  Wadsworth OH          266,507       153,760       420,267

7-ELEVEN
  Flint MI              194,492       476,504       670,996
  Columbus OH           273,085       471,693       744,778
  Groveport OH          277,198       445,497       722,695

THE PANTRY, INC.
  Henderson KY          225,000       515,000       740,000
  Owensboro KY          360,000       590,000       950,000
  Cary NC               450,000       825,000     1,275,000
  Greenville NC         330,000       515,000       845,000
  Greenville NC         225,000       405,000       630,000
  Jacksonville NC       150,000       530,000       680,000
  Columbia SC           150,000       450,000       600,000
  John's Isle SC        170,000       350,000       520,000

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

DAIRYMART (continued)
  New Albany IN          20,737       N/A   03/03/95      300
  New Albany IN          23,779       N/A   03/06/95      300
  Berea KY               25,858       N/A   03/08/95      300
  Elizabethtown KY       20,504       N/A   03/03/95      300
  Lebanon KY             22,654       N/A   03/03/95      300
  Louisville KY          26,374       N/A   03/03/95      300
  Louisville KY          13,017  06/18/96   11/17/95      300
  Mt. Washington KY       2,694  10/28/96   05/31/96      300
  Seekonk MA             19,244       N/A   03/03/95      300
  Kingston NY            31,163       N/A   04/06/95      300
  Atwater OH             19,117       N/A   03/03/95      300
  Columbus OH            21,816       N/A   03/03/95      300
  Cuyahoga Falls OH      25,627       N/A   03/03/95      300
  Galion OH              23,478       N/A   03/06/95      300
  Perrysburg OH           6,569  01/10/96   09/01/95      300
  Streetsboro OH              0  In Prcss   09/03/96      300
  Tipp City OH                0  In Prcss   06/27/96      300
  Triffin OH             19,568       N/A   03/07/95      300
  Wadsworth OH              729  11/26/96   07/01/96      300

7-ELEVEN
  Flint MI               19,854       N/A   12/21/95      300
  Columbus OH            19,654       N/A   12/21/95      300
  Groveport OH           18,562       N/A   12/21/95      300

THE PANTRY, INC.
  Henderson KY           28,325       N/A   08/25/95      300
  Owensboro KY           32,450       N/A   08/25/95      300
  Cary NC                45,375       N/A   08/25/95      300
  Greenville NC          28,325       N/A   08/25/95      300
  Greenville NC          22,275       N/A   08/25/95      300
  Jacksonville NC        29,150       N/A   08/25/95      300
  Columbia SC            24,750       N/A   08/25/95      300
  John's Isle SC         19,250       N/A   08/25/95      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

THE PANTRY INC. (continued)
  Lexington SC          255,000       545,000      None      None
  Myrtle Beach SC       140,000       590,000      None      None
  N Charleston SC       400,000       650,000      None      None
  Summerville SC        115,000       515,000      None      None
  La Vergne TN          340,000       650,000      None      None
  Shelbyville TN        200,000       465,000      None      None

EAST COAST OIL
  Stafford VA           271,865       601,986      None      None
  Warrenton VA          515,971       649,125      None      None

OTHER CONVENIENCE STORES
  Fullerton CA           29,170        41,003      None    11,934

LEVITZ FURNITURE
  Cathedral City CA   1,006,923     2,293,077      None      None
  Concord CA          4,162,500     3,037,500      None      None
  Winter Park FL      2,404,598     3,382,402      None      None
  Plano TX              565,000     5,835,000      None      None

DON PABLO'S
  Flint MI              827,853             0      None      None
  Akron OH              723,347             0      None      None
  Norman OK             734,335             0      None      None
  Oklahoma City OK      759,826             0      None      None
  Bedford TX            919,303        98,231      None      None
  Dallas TX             742,507             0      None      None
  Mesquite TX           729,596       120,820      None      None

CARVERS STEAKHOUSE
  Glendale AZ           624,761       895,976      None      None
  Orem UT               516,129     1,004,608      None      None
  Sandy UT              635,945       884,792      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

THE PANTRY, INC. (continued)
  Lexington SC          255,000       545,000       800,000
  Myrtle Beach SC       140,000       590,000       730,000
  N Charleston SC       400,000       650,000     1,050,000
  Summerville SC        115,000       515,000       630,000
  La Vergne TN          340,000       650,000       990,000
  Shelbyville TN        200,000       465,000       665,000

EAST COAST OIL
  Stafford VA           271,865       601,986       873,851
  Warrenton VA          515,971       649,125     1,165,096

OTHER CONVENIENCE STORES
  Fullerton CA           29,170        52,937        82,107

LEVITZ FURNITURE
  Cathedral City CA   1,006,923     2,293,077     3,300,000
  Concord CA          4,162,500     3,037,500     7,200,000
  Winter Park FL      2,404,598     3,382,402     5,787,000
  Plano TX              565,000     5,835,000     6,400,000

DON PABLO'S
  Flint MI              827,853             0       827,853
  Akron OH              723,347             0       723,347
  Norman OK             734,335             0       734,335
  Oklahoma City OK      759,826             0       759,826
  Bedford TX            919,303        98,231     1,017,534
  Dallas TX             742,507             0       742,507
  Mesquite TX           729,596       120,820       850,416

CARVERS STEAKHOUSE
  Glendale AZ           624,761       895,976     1,520,737
  Orem UT               516,129     1,004,608     1,520,737
  Sandy UT              635,945       884,792     1,520,737

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

THE PANTRY, INC. (continued)
  Lexington SC           29,975       N/A   08/25/95      300
  Myrtle Beach SC        32,450       N/A   08/25/95      300
  N Charleston SC        35,750       N/A   08/25/95      300
  Summerville SC         28,325       N/A   08/25/95      300
  La Vergne TN           35,750       N/A   08/25/95      300
  Shelbyville TN         25,575       N/A   08/25/95      300

EAST COAST OIL
  Stafford VA             1,003       N/A   12/20/96      300
  Warrenton VA            1,082       N/A   12/20/96      300

OTHER CONVENIENCE STORES
  Fullerton CA           45,776       N/A   11/08/72      234

LEVITZ FURNITURE
  Cathedral City CA     149,050       N/A   05/26/95      300
  Concord CA            197,438       N/A   05/31/95      300
  Winter Park FL        219,856       N/A   05/31/95      300
  Plano TX              379,275       N/A   05/26/95      300

DON PABLO'S
  Flint MI                    0       N/A   04/13/95     None
  Akron OH                    0       N/A   12/22/94     None
  Norman OK                   0  09/29/95   06/05/95     None
  Oklahoma City OK            0       N/A   07/06/95     None
  Bedford TX             90,500       N/A   12/27/94      300
  Dallas TX                   0       N/A   04/13/95     None
  Mesquite TX           112,094       N/A   12/23/94      300

CARVERS STEAKHOUSE
  Glendale AZ            28,373       N/A   03/06/96      300
  Orem UT                41,859       N/A   12/13/95      300
  Sandy UT               36,866       N/A   12/22/95      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

OTHER DINNER HOUSE RESTAURANTS
  Riverside CA          225,795       534,679    35,000    21,560
  San Ramon CA          406,000     1,126,930      None      None
  Westminster CO        338,940     1,571,401    20,000    13,440
  Alexandria LA         143,000       662,985      None    15,000
  Roseville MN          281,600     1,305,560      None      None
  Lake Oswego OR        175,899       815,509      None      None
  Milwaukie OR          179,174       830,689      None      None
  Greenville SC         500,000     1,273,648    20,000      None
  Nashville TN          484,975     1,192,627    20,000    31,098
  Redmond WA            610,334     1,262,103      None      None
  Tacoma WA             198,857       921,947      None      None
  Tacoma WA             255,000       718,614      None      None
  Cheyenne WY           220,764       790,772      None    13,500

GOLDEN CORRAL
  Red Bluff CA          136,740       633,984      None      None
  Montrose CO           217,595       483,284      None      None
  Sterling CO            95,320       441,928      None      None
  Green Cove Sprgs FL    86,240       399,828      None      None
  Hinesville GA          89,220       413,644      None      None
  Lithonia GA            89,220       413,647      None      None
  Stone Mountain GA     215,940     1,001,188      None      None
  Ankeny IA             100,000       349,218      None      None
  Boone IA               76,000       386,170      None      None
  Rexburg ID             90,760       420,787      None      None
  Alton IL              225,785       419,315      None      None
  Dixon IL              230,090       511,036      None      None
  Salem IL              213,815       474,892      None      None
  Bedford IN            311,815       692,543      None      None
  Decatur IN            181,020       385,618      None      None
  Martinsville IN       100,000       463,642      None      None
  Shelbyville IN        128,820       597,263      None      None
  Derby KS               96,060       445,359      None      None
  El Dorado KS           87,400       405,206      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

OTHER DINNER HOUSE RESTAURANTS
  Riverside CA          225,795       591,239       817,034
  San Ramon CA          406,000     1,126,930     1,532,930
  Westminster CO        338,940     1,604,841     1,943,781
  Alexandria LA         143,000       677,985       820,985
  Roseville MN          281,600     1,305,560     1,587,160
  Lake Oswego OR        175,899       815,509       991,408
  Milwaukie OR          179,174       830,689     1,009,863
  Greenville SC         500,000     1,293,648     1,793,648
  Nashville TN          484,975     1,243,725     1,728,700
  Redmond WA            610,334     1,262,103     1,872,437
  Tacoma WA             198,857       921,947     1,120,804
  Tacoma WA             255,000       718,614       973,614
  Cheyenne WY           220,764       804,272     1,025,036

GOLDEN CORRAL
  Red Bluff CA          136,740       633,984       770,724
  Montrose CO           217,595       483,284       700,879
  Sterling CO            95,320       441,928       537,248
  Green Cove Sprgs FL    86,240       399,828       486,068
  Hinesville GA          89,220       413,644       502,864
  Lithonia GA            89,220       413,647       502,867
  Stone Mountain GA     215,940     1,001,188     1,217,128
  Ankeny IA             100,000       349,218       449,218
  Boone IA               76,000       386,170       462,170
  Rexburg ID             90,760       420,787       511,547
  Alton IL              225,785       419,315       645,100
  Dixon IL              230,090       511,036       741,126
  Salem IL              213,815       474,892       688,707
  Bedford IN            311,815       692,543     1,004,358
  Decatur IN            181,020       385,618       566,638
  Martinsville IN       100,000       463,642       563,642
  Shelbyville IN        128,820       597,263       726,083
  Derby KS               96,060       445,359       541,419
  El Dorado KS           87,400       405,206       492,606

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

OTHER DINNER HOUSE RESTAURANTS
  Riverside CA          200,126       N/A   10/01/81      300
  San Ramon CA          982,887       N/A   12/08/83      180
  Westminster CO      1,025,650       N/A   06/28/84      300
  Alexandria LA         363,869       N/A   01/17/86      300
  Roseville MN          803,109       N/A   12/18/84      300
  Lake Oswego OR        526,378       N/A   05/16/84      300
  Milwaukie OR          539,488       N/A   05/08/84      300
  Greenville SC       1,162,998       N/A   06/15/83      180
  Nashville TN        1,099,959       N/A   05/20/83      180
  Redmond WA          1,184,974       N/A   12/10/82      180
  Tacoma WA             595,079       N/A   05/29/84      300
  Tacoma WA             448,049       N/A   11/06/84      300
  Cheyenne WY           688,410       N/A   01/12/84      180

GOLDEN CORRAL
  Red Bluff CA          310,336       N/A   12/18/86      300
  Montrose CO           149,923       N/A   12/17/87      300
  Sterling CO           271,852       N/A   12/27/84      300
  Green Cove Sprgs FL   245,954       N/A   12/19/84      300
  Hinesville GA         254,450       N/A   12/20/84      300
  Lithonia GA           254,314       N/A   01/04/85      300
  Stone Mountain GA     498,496       N/A   10/30/86      300
  Ankeny IA             313,394       N/A   07/28/83      180
  Boone IA              335,768       N/A   12/27/83      180
  Rexburg ID            228,909       N/A   11/25/85      300
  Alton IL              118,555       N/A   10/18/88      300
  Dixon IL              158,513       N/A   12/28/87      300
  Salem IL              149,937       N/A   10/30/87      300
  Bedford IN            224,382       N/A   07/15/87      300
  Decatur IN            129,196       N/A   03/31/87      300
  Martinsville IN       226,952       N/A   12/23/86      300
  Shelbyville IN        292,361       N/A   12/18/86      300
  Derby KS              244,136       N/A   10/29/85      300
  El Dorado KS          213,514       N/A   04/10/86      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

GOLDEN CORRAL (continued)
  Great Bend KS          95,800       444,154      None      None
  Jennings LA           107,120       496,636      None      None
  La Plata MD           120,140       557,000      None      None
  Sturgis MI            210,560       467,659      None      None
  Albert Lea MN         213,150       473,412      None      None
  Red Wing MN           248,325       551,541      None      None
  Belton MO              89,328       418,187      None      None
  Blue Springs MO       111,440       516,665      None      None
  Carthage MO            85,020       394,175      None      None
  Chillicothe MO         81,080       375,908      None      None
  Fulton MO             210,199       466,861      None      None
  Hannibal MO           266,011       590,822      None      None
  Jackson MO            210,199       466,860      None      None
  Nevada MO             222,552       494,296      None      None
  Sedalia MO            269,798       599,232      None      None
  St. Charles MO        695,121     1,001,878      None      None
  St. Joseph MO         107,648       496,958      None      None
  Sullivan MO            85,500       396,400      None      None
  Clinton MS            100,000       337,371      None      None
  Southaven MS          263,900       582,303      None      None
  Fayetteville NC       116,240       538,919      None      None
  Omaha NE              629,592     1,051,244      None      None
  Amherst NY            935,355       896,819      None      None
  Fulton NY             294,009       653,006      None      None
  Ashland OH            120,740       559,801      None      None
  Celina OH             207,060       459,841      None      None
  Lebanon OH            210,134       466,717      None      None
  Stow OH               317,546       712,455      None      None
  Troy OH               130,540       605,238      None      None
  Wash. Courthouse OH   123,120       570,836      None      None
  Wilmington OH         119,320       553,217      None      None
  Owasso OK             247,450       549,597      None      None
  Ponca City OK         234,990       521,923      None      None
  Hermiston OR           85,560       396,675      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

GOLDEN CORRAL (continued)
  Great Bend KS          95,800       444,154       539,954
  Jennings LA           107,120       496,636       603,756
  La Plata MD           120,140       557,000       677,140
  Sturgis MI            210,560       467,659       678,219
  Albert Lea MN         213,150       473,412       686,562
  Red Wing MN           248,325       551,541       799,866
  Belton MO              89,328       418,187       507,515
  Blue Springs MO       111,440       516,665       628,105
  Carthage MO            85,020       394,175       479,195
  Chillicothe MO         81,080       375,908       456,988
  Fulton MO             210,199       466,861       677,060
  Hannibal MO           266,011       590,822       856,833
  Jackson MO            210,199       466,860       677,059
  Nevada MO             222,552       494,296       716,848
  Sedalia MO            269,798       599,232       869,030
  St. Charles MO        695,121     1,001,878     1,696,999
  St. Joseph MO         107,648       496,958       604,606
  Sullivan MO            85,500       396,400       481,900
  Clinton MS            100,000       337,371       437,371
  Southaven MS          263,900       582,303       846,203
  Fayetteville NC       116,240       538,919       655,159
  Omaha NE              629,592     1,051,244     1,680,836
  Amherst NY            935,355       896,819     1,832,174
  Fulton NY             294,009       653,006       947,015
  Ashland OH            120,740       559,801       680,541
  Celina OH             207,060       459,841       666,901
  Lebanon OH            210,134       466,717       676,851
  Stow OH               317,546       712,455     1,030,001
  Troy OH               130,540       605,238       735,778
  Wash. Courthouse OH   123,120       570,836       693,956
  Wilmington OH         119,320       553,217       672,537
  Owasso OK             247,450       549,597       797,047
  Ponca City OK         234,990       521,923       756,913
  Hermiston OR           85,560       396,675       482,235

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

GOLDEN CORRAL (continued)
  Great Bend KS         273,218       N/A   12/26/84      300
  Jennings LA           272,245       N/A   10/17/85      300
  La Plata MD           302,816       N/A   12/03/85      300
  Sturgis MI            146,364       N/A   11/12/87      300
  Albert Lea MN         146,878       N/A   12/16/87      300
  Red Wing MN           171,067       N/A   12/30/87      300
  Belton MO             257,247       N/A   12/18/84      300
  Blue Springs MO       317,825       N/A   12/28/84      300
  Carthage MO           214,294       N/A   12/03/85      300
  Chillicothe MO        231,239       N/A   12/26/84      300
  Fulton MO             151,262       N/A   07/30/87      300
  Hannibal MO           191,425       N/A   07/30/87      300
  Jackson MO            151,262       N/A   07/30/87      300
  Nevada MO             160,151       N/A   07/30/87      300
  Sedalia MO            159,150       N/A   07/31/89      300
  St. Charles MO         41,041  12/22/95   03/16/95      300
  St. Joseph MO         276,342       N/A   09/04/85      300
  Sullivan MO           243,843       N/A   12/27/84      300
  Clinton MS            302,758       N/A   07/28/83      180
  Southaven MS          191,880       N/A   05/11/87      300
  Fayetteville NC       331,514       N/A   12/20/84      300
  Omaha NE               64,827  06/02/95   02/24/95      300
  Amherst NY             39,311  12/21/95   05/31/95      300
  Fulton NY             201,507       N/A   12/24/87      300
  Ashland OH            274,022       N/A   12/19/86      300
  Celina OH             156,608       N/A   01/02/87      300
  Lebanon OH            151,215       N/A   07/31/87      300
  Stow OH               220,127       N/A   12/31/87      300
  Troy OH               298,605       N/A   12/05/86      300
  Wash. Courthouse OH   279,424       N/A   12/19/86      300
  Wilmington OH         270,801       N/A   12/31/86      300
  Owasso OK             170,497       N/A   12/28/87      300
  Ponca City OK         161,910       N/A   12/30/87      300
  Hermiston OR          244,011       N/A   12/18/84      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

GOLDEN CORRAL (continued)
  McMinnville OR        227,780       505,905      None      None
  Connellsville PA      264,670       587,843      None      None
  Waynesburg PA         222,285       493,704      None      None
  Pierre SD             251,790       559,232      None      None
  Memphis TN            405,274     1,060,680      None      None
  Athens TX             245,245       544,700      None      None
  Beeville TX           250,490       556,349      None      None
  Brownwood TX          288,225       640,160      None      None
  Crockett TX            90,780       420,880      None      None
  El Campo TX            98,060       454,631      None      None
  Gainesville TX         89,220       413,644      None      None
  Hillsboro TX           75,992       352,316      None      None
  League City TX        126,822       588,000      None      None
  Lufkin TX             105,904       490,998      None      None
  Mesquite TX           134,940       625,612      None      None
  Mexia TX               93,620       434,046      None      None
  Orange TX              93,560       433,768      None      None
  Plainview TX          125,000       350,767      None      None
  Port Lavaca TX        244,759       543,619      None      None
  Rowlett TX            126,933       585,986      None      None
  Vidor TX               90,618       420,124      None      None
  Waxahachie TX         326,935       726,137      None      None
  Cedar City UT         130,000       296,544      None      None
  Virginia Beach VA     314,790       699,161      None      None
  Auburn WA             301,595       669,852      None      None
  Marysville WA         276,273       613,613      None      None
  Oak Harbor WA         275,940       612,874      None      None
  Monroe WI             193,130       428,947      None      None
  Portage WI            199,605       443,328      None      None
  Shawano WI            205,730       456,932      None      None
  Sturgeon Bay WI       214,865       477,221      None      None
  Oak Hill WV            85,860       398,069      None      None
  Riverton WY           216,685       481,267      None      None
  Sheridan WY           117,160       543,184      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

GOLDEN CORRAL (continued)
  McMinnville OR        227,780       505,905       733,685
  Connellsville PA      264,670       587,843       852,513
  Waynesburg PA         222,285       493,704       715,989
  Pierre SD             251,790       559,232       811,022
  Memphis TN            405,274     1,060,680     1,465,954
  Athens TX             245,245       544,700       789,945
  Beeville TX           250,490       556,349       806,839
  Brownwood TX          288,225       640,160       928,385
  Crockett TX            90,780       420,880       511,660
  El Campo TX            98,060       454,631       552,691
  Gainesville TX         89,220       413,644       502,864
  Hillsboro TX           75,992       352,316       428,308
  League City TX        126,822       588,000       714,822
  Lufkin TX             105,904       490,998       596,902
  Mesquite TX           134,940       625,612       760,552
  Mexia TX               93,620       434,046       527,666
  Orange TX              93,560       433,768       527,328
  Plainview TX          125,000       350,767       475,767
  Port Lavaca TX        244,759       543,619       788,378
  Rowlett TX            126,933       585,986       712,919
  Vidor TX               90,618       420,124       510,742
  Waxahachie TX         326,935       726,137     1,053,072
  Cedar City UT         130,000       296,544       426,544
  Virginia Beach VA     314,790       699,161     1,013,951
  Auburn WA             301,595       669,852       971,447
  Marysville WA         276,273       613,613       889,886
  Oak Harbor WA         275,940       612,874       888,814
  Monroe WI             193,130       428,947       622,077
  Portage WI            199,605       443,328       642,933
  Shawano WI            205,730       456,932       662,662
  Sturgeon Bay WI       214,865       477,221       692,086
  Oak Hill WV            85,860       398,069       483,929
  Riverton WY           216,685       481,267       697,952
  Sheridan WY           117,160       543,184       660,344

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

GOLDEN CORRAL (continued)
  McMinnville OR        158,334       N/A   11/12/87      300
  Connellsville PA      188,840       N/A   08/17/87      300
  Waynesburg PA         158,597       N/A   08/17/87      300
  Pierre SD             173,484       N/A   12/01/87      300
  Memphis TN             61,873  06/30/95   03/17/95      300
  Athens TX             168,977       N/A   12/01/87      300
  Beeville TX           180,257       N/A   07/31/87      300
  Brownwood TX          198,454       N/A   12/28/87      300
  Crockett TX           227,200       N/A   12/17/85      300
  El Campo TX           247,319       N/A   11/25/85      300
  Gainesville TX        254,450       N/A   12/18/84      300
  Hillsboro TX          224,362       N/A   08/01/84      300
  League City TX        287,825       N/A   12/30/86      300
  Lufkin TX             271,033       N/A   10/08/85      300
  Mesquite TX           329,864       N/A   03/20/86      300
  Mexia TX              234,308       N/A   12/18/85      300
  Orange TX             235,819       N/A   12/10/85      300
  Plainview TX          303,030       N/A   01/24/84      180
  Port Lavaca TX        176,133       N/A   07/30/87      300
  Rowlett TX            325,850       N/A   09/06/85      300
  Vidor TX              267,539       N/A   08/01/84      300
  Waxahachie TX         225,188       N/A   12/29/87      300
  Cedar City UT         265,186       N/A   08/04/83      180
  Virginia Beach VA     222,673       N/A   09/03/87      300
  Auburn WA             207,800       N/A   12/16/87      300
  Marysville WA         197,118       N/A   08/27/87      300
  Oak Harbor WA         198,569       N/A   07/16/87      300
  Monroe WI             133,066       N/A   12/17/87      300
  Portage WI            137,509       N/A   12/23/87      300
  Shawano WI            141,732       N/A   12/17/87      300
  Sturgeon Bay WI       148,043       N/A   12/01/87      300
  Oak Hill WV           244,871       N/A   12/28/84      300
  Riverton WY           149,298       N/A   12/01/87      300
  Sheridan WY           293,222       N/A   12/31/85      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

SIZZLER
  R. Cucamonga CA       230,733       481,225      None      None
  San Dimas CA          240,562       445,521      None      None
  Casselberry FL        403,900       897,075      None      None
  Orlando FL            230,000     1,066,339      None      None
  Orlando FL            209,800       972,679      None      None
  Nampa ID               74,156       343,821      None      None
  Albion MI             143,280       694,578      None    12,341

OTHER FAMILY RESTAURANTS
  Hazelwood MO          157,117       725,327      None      None
  St. Charles MO        175,413       809,790      None      None
  Laramie WY            210,000       466,417      None      None

HARDEE'S
  Colorado Sprgs CO     152,000       704,736      None      None
  Colorado Sprgs CO     313,250       695,730      None      None
  Security CO           150,000       695,463      None      None

TACO BELL
  Tucson AZ             107,393       497,904      None      None
  Chino CA               26,729        51,555      None      None
  R. Cucamonga CA        95,192       441,334      None      None
  Orlando FL            339,500       746,333      None      None
  Garden City GA        197,225       438,043      None      None
  Hinesville GA         172,611       383,376      None      None
  Savannah GA           165,409       367,379      None      None
  Savannah GA           143,993       345,548      None      None
  Statesboro GA         201,250       446,983      None      None
  Boise ID              190,894       423,981      None      None
  Boise ID              161,352       334,041      None      None
  Anderson IN           197,523       438,707      None      None
  Muncie IN              67,156       149,157      None      None
  New Castle IN         246,192       320,572      None      None
  Westfield IN          213,341       477,300      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

SIZZLER
  R. Cucamonga CA       230,733       481,225       711,958
  San Dimas CA          240,562       445,521       686,083
  Casselberry FL        403,900       897,075     1,300,975
  Orlando FL            230,000     1,066,339     1,296,339
  Orlando FL            209,800       972,679     1,182,479
  Nampa ID               74,156       343,821       417,977
  Albion MI             143,280       706,919       850,199

OTHER FAMILY RESTAURANTS
  Hazelwood MO          157,117       725,327       882,444
  St. Charles MO        175,413       809,790       985,203
  Laramie WY            210,000       466,417       676,417

HARDEE'S
  Colorado Sprgs CO     152,000       704,736       856,736
  Colorado Sprgs CO     313,250       695,730     1,008,980
  Security CO           150,000       695,463       845,463

TACO BELL
  Tucson AZ             107,393       497,904       605,297
  Chino CA               26,729        51,555        78,284
  R. Cucamonga CA        95,192       441,334       536,526
  Orlando FL            339,500       746,333     1,085,833
  Garden City GA        197,225       438,043       635,268
  Hinesville GA         172,611       383,376       555,987
  Savannah GA           165,409       367,379       532,788
  Savannah GA           143,993       345,548       489,541
  Statesboro GA         201,250       446,983       648,233
  Boise ID              190,894       423,981       614,875
  Boise ID              161,352       334,041       495,393
  Anderson IN           197,523       438,707       636,230
  Muncie IN              67,156       149,157       216,313
  New Castle IN         246,192       320,572       566,764
  Westfield IN          213,341       477,300       690,641

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

SIZZLER
  R. Cucamonga CA       481,225       N/A   04/03/81      180
  San Dimas CA          445,521       N/A   03/12/81      180
  Casselberry FL        211,068       N/A   12/29/89      300
  Orlando FL            580,086       N/A   11/18/85      300
  Orlando FL            496,224       N/A   08/15/86      300
  Nampa ID              168,301       N/A   12/31/86      300
  Albion MI             372,154       N/A   03/06/86      300

OTHER FAMILY RESTAURANTS
  Hazelwood MO          403,588       N/A   08/28/85      300
  St. Charles MO        450,583       N/A   08/28/85      300
  Laramie WY            108,426       N/A   03/12/90      300

HARDEE'S
  Colorado Sprgs CO     353,850       N/A   09/30/86      300
  Colorado Sprgs CO     233,099       N/A   03/10/87      300
  Security CO           349,194       N/A   09/30/86      300

TACO BELL
  Tucson AZ             267,566       N/A   01/17/86      300
  Chino CA               50,883       N/A   06/23/75      300
  R. Cucamonga CA       238,239       N/A   12/20/85      300
  Orlando FL            227,418       N/A   02/03/88      300
  Garden City GA        116,645       N/A   04/20/89      300
  Hinesville GA         118,931       N/A   12/22/87      300
  Savannah GA           113,969       N/A   12/22/87      300
  Savannah GA           107,196       N/A   12/22/87      300
  Statesboro GA         110,464       N/A   11/14/89      300
  Boise ID              125,696       N/A   05/17/88      300
  Boise ID               94,444       N/A   10/07/88      300
  Anderson IN           128,855       N/A   03/25/88      300
  Muncie IN              45,040       N/A   03/30/88      300
  New Castle IN         108,372       N/A   01/07/87      300
  Westfield IN          114,221       N/A   12/21/89      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

TACO BELL (continued)
  Lexington KY          122,200       490,200      None      None
  Wilkesboro NC         183,050       406,562      None      None
  Corvallis OR          172,788       383,766      None      None
  Salem OR              198,540       440,964      None      None
  Killeen TX            262,500       583,014      None    14,398
  New Braunfels TX      185,500       411,997      None      None
  Norfolk VA            251,207       575,250      None    12,983
  Grafton WI            149,778       332,664      None      None

WHATABURGER
  Dallas TX             242,025       479,170      None      None
  Fort Worth TX         223,195       492,067      None      None
  Ft. Worth TX          423,281       382,059      None      None
  Houston TX            194,994       386,056      None      None
  Houston TX            184,175       364,636      None      None
  Porter TX             227,067       333,031      None      None
  Sealy TX              197,871       391,754      None      None
  Stafford TX           214,024       423,732      None      None
  Temple TX             302,505       291,414      None      None

OTHER FAST FOOD RESTAURANTS
  Douglas AZ             75,000       347,719      None      None
  Diamond Bar CA         76,117       183,052      None    15,000
  Fullerton CA           36,296        51,020      None    14,628
  Hemet CA              106,164       199,179      None      None
  Riverside CA           90,000       170,394      None      None
  Boulder CO            426,675       822,676    18,000      None
  Jacksonville FL       150,210       693,446      None      None
  Jacksonville FL       143,299       664,373      None      None
  Goshen IN             115,000       533,165      None      None
  Muncie IN             136,400       632,380      None      None
  South Bend IN         133,200       617,545      None    19,211
  Wichita KS             98,000       454,350      None      None
  Watertown NY          139,199       645,355      None      None

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

TACO BELL (continued)
  Lexington KY          122,200       490,200       612,400
  Wilkesboro NC         183,050       406,562       589,612
  Corvallis OR          172,788       383,766       556,554
  Salem OR              198,540       440,964       639,504
  Killeen TX            262,500       597,412       859,912
  New Braunfels TX      185,500       411,997       597,497
  Norfolk VA            251,207       588,233       839,440
  Grafton WI            149,778       332,664       482,442

WHATABURGER
  Dallas TX             242,025       479,170       721,195
  Fort Worth TX         223,195       492,067       715,262
  Ft. Worth TX          423,281       382,059       805,340
  Houston TX            194,994       386,056       581,050
  Houston TX            184,175       364,636       548,811
  Porter TX             227,067       333,031       560,098
  Sealy TX              197,871       391,754       589,625
  Stafford TX           214,024       423,732       637,756
  Temple TX             302,505       291,414       593,919

OTHER FAST FOOD RESTAURANTS
  Douglas AZ             75,000       347,719       422,719
  Diamond Bar CA         76,117       198,052       274,169
  Fullerton CA           36,296        65,648       101,944
  Hemet CA              106,164       199,179       305,343
  Riverside CA           90,000       170,394       260,394
  Boulder CO            426,675       840,676     1,267,351
  Jacksonville FL       150,210       693,446       843,656
  Jacksonville FL       143,299       664,373       807,672
  Goshen IN             115,000       533,165       648,165
  Muncie IN             136,400       632,380       768,780
  South Bend IN         133,200       636,756       769,956
  Wichita KS             98,000       454,350       552,350
  Watertown NY          139,199       645,355       784,554

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

TACO BELL (continued)
  Lexington KY          241,849       N/A   12/03/86      300
  Wilkesboro NC         131,727       N/A   07/24/87      300
  Corvallis OR          119,052       N/A   12/22/87      300
  Salem OR              113,324       N/A   05/23/89      300
  Killeen TX            193,394       N/A   05/29/87      300
  New Braunfels TX      138,035       N/A   03/26/87      300
  Norfolk VA            185,374       N/A   10/15/87      300
  Grafton WI            105,032       N/A   10/29/87      300

WHATABURGER
  Dallas TX              93,591       N/A   06/25/91      300
  Fort Worth TX         105,022       N/A   06/26/91      300
  Ft. Worth TX           28,654       N/A   02/10/95      300
  Houston TX             75,404       N/A   06/25/91      300
  Houston TX             71,220       N/A   06/25/91      300
  Porter TX              24,977       N/A   02/09/95      300
  Sealy TX               76,517       N/A   06/25/91      300
  Stafford TX            82,763       N/A   06/26/91      300
  Temple TX              21,856       N/A   02/09/95      300

OTHER FAST FOOD RESTAURANTS
  Douglas AZ            189,159       N/A   11/27/85      300
  Diamond Bar CA        165,147       N/A   09/25/78      300
  Fullerton CA           54,921       N/A   11/08/72      234
  Hemet CA              180,317       N/A   04/15/77      300
  Riverside CA          156,410       N/A   12/09/76      300
  Boulder CO            724,547       N/A   01/05/84      180
  Jacksonville FL       385,611       N/A   09/13/85      300
  Jacksonville FL       361,189       N/A   12/13/85      300
  Goshen IN             274,235       N/A   07/07/86      300
  Muncie IN             333,431       N/A   03/18/86      300
  South Bend IN         329,906       N/A   04/28/86      300
  Wichita KS            231,791       N/A   08/08/86      300
  Watertown NY          326,745       N/A   08/18/86      300

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                Cost Capitalized
                                                   Subsequent
                    Initial Cost to Company      to Acquisition
                   --------------------------  ------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition   Improve-  Carrying
     (Note 1)        Land ($)      Fees ($)     ments     Costs
=================  ============  ============  ========  ========

OTHER FAST FOOD RESTAURANTS (continued)
  Lexington SC          165,774       392,619      None      None
  West Columbia SC      147,735       328,123      None      None
  Ennis TX              173,250       384,793      None      None

OTHER PROPERTIES
  Mesa AZ               271,754     1,259,910    27,961      None
  Phoenix AZ            113,658       558,122      None      None
  Phoenix AZ            322,708     1,496,143   189,456    10,462
  Chino CA               53,271       102,748      None      None
  Escondido CA          332,500       904,690   164,176    61,140
  Fresno CA             428,900     3,434,562      None      None
  Paramount CA           86,400       278,827      None      None
  San Diego CA        3,745,000     8,772,525      None   112,826
  San Diego CA        2,485,160     8,595,722      None   102,100
  San Diego CA        5,797,411    15,301,354      None   172,143
  Humble TX             106,000       545,518      None      None
  Chesapeake VA         144,014       649,869      None    11,754
                           None       398,230      None    28,079

                    165,597,878   397,753,925   494,593   693,597

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


                        Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)
                   ----------------------------------------
                                  Buildings,
                                 Improvements
                                     and
   Description                   Acquisition
     (Note 1)        Land ($)      Fees ($)       Total
=================  ============  ============  ============

OTHER FAST FOOD RESTAURANTS (continued)
  Lexington SC          165,774       392,619       558,393
  West Columbia SC      147,735       328,123       475,858
  Ennis TX              173,250       384,793       558,043

OTHER PROPERTIES
  Mesa AZ               271,754     1,287,871     1,559,625
  Phoenix AZ            113,658       558,122       671,780
  Phoenix AZ            322,708     1,696,061     2,018,769
  Chino CA               53,271       102,748       156,019
  Escondido CA          332,500     1,130,006     1,462,506
  Fresno CA             428,900     3,434,562     3,863,462
  Paramount CA           86,400       278,827       365,227
  San Diego CA        3,745,000     8,885,351    12,630,351
  San Diego CA        2,485,160     8,697,822    11,182,982
  San Diego CA        5,797,411    15,473,497    21,270,908
  Humble TX             106,000       545,518       651,518
  Chesapeake VA         144,014       661,623       805,637
                           None       426,309       426,309

                    165,597,878   398,942,115   564,539,993

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                         Life on
                                                        which De-
                                                       preciation
                                                        in latest
                                                          Income
                                                        Statement
                   Accumulated    Date of                is Com-
   Description     Depreciation   Constr-     Date      uted (in
     (Note 1)      (Note 4) ($)   uction    Acquired     Months)
=================  ============  ========  ==========  ==========

OTHER FAST FOOD RESTAURANTS (continued)
  Lexington SC          114,240       N/A   07/06/88      300
  West Columbia SC      100,888       N/A   01/13/88      300
  Ennis TX              119,371       N/A   12/28/87      300

OTHER PROPERTIES
  Mesa AZ               649,468       N/A   06/30/86      300
  Phoenix AZ            403,936       N/A   01/30/86      300
  Phoenix AZ            781,977       N/A   06/30/86      300
  Chino CA              101,409       N/A   01/07/75      300
  Escondido CA          342,687       N/A   01/11/84      300
  Fresno CA           3,255,811       N/A   10/29/82      180
  Paramount CA          243,993       N/A   11/22/83      180
  San Diego CA        4,505,936  03/08/86   03/25/86      300
  San Diego CA        2,809,567  01/23/89   09/19/86      300
  San Diego CA        4,580,428  01/20/89   08/05/87      300
  Humble TX             398,423       N/A   03/25/86      300
  Chesapeake VA         331,825       N/A   12/22/86      300
                        255,122       N/A    Various    Various

                    138,307,408

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION


Note 1. Seven hundred thirty seven of the properties are single unit retail outlets. The Trade Center, Silverton Business Center and Empire Business Center properties are multi-tenant commercial properties. All properties were acquired on an all cash basis except one; no encumbrances were outstanding for the periods presented.

Note 2. The aggregate cost for federal income tax purposes is $499,387,310.

Note 3. Reconciliation of total real estate carrying value for the three years ended December 31, 1996 are as follows:

                             1996          1995          1994
                         ============  ============  ============

Balance at Beginning
  of Period              $515,425,560  $450,703,481  $451,738,008
  Additions During
    Period:
    Acquisitions           55,667,447    65,392,559     3,285,413
    Equipment                  35,000             0             0
    Improvements, Etc.         60,303       447,720        83,571
    Other (Leasing
      Costs)                        0        50,138       115,977
                         ------------  ------------  ------------
      Total Additions      55,762,750    65,890,417     3,484,961
                         ------------  ------------  ------------

Deductions During
  Period:
  Cost of Real
    Estate Sold             6,054,250     1,162,098     4,326,985
  Cost of Equipment
    Sold                            0             0         1,500
  Other (Fully
    Amortized
    Commissions)               15,067         6,240        56,003
  Other (Provision
    for Impairment
    Losses)                   579,000             0       135,000
                         ------------  ------------  ------------
      Total Deductions      6,648,317     1,168,338     4,519,488
                         ------------  ------------  ------------
Balance at Close
  of Period              $564,539,993  $515,425,560  $450,703,481
                         ============  ============  ============

(continued)

            REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Note 4. Reconciliation of accumulated depreciation for the three years ended December 31, 1996 are as follows:

                             1996          1995          1994
                         ============  ============  ============

Balance at Beginning
  of Period              $126,062,055  $112,168,982  $100,133,571
  Additions During
    Period - Provision
    for Depreciation       15,364,936    14,462,491    13,788,354
  Deductions During
    Period:
    Accumulated
      Depreciation
      of Real
      Estate Sold           3,104,516       563,178     1,696,940
    Other (Fully
      Amortized
      Commissions)             15,067         6,240        56,003
                         ------------  ------------  ------------
Balance at Close
  of Period              $138,307,408  $126,062,055  $112,168,982
                         ============  ============  ============

Note 5. A provision for impairment loss was made on the Automall in Mesa, AZ in 1994 and on the Automall in Phoenix, AZ; the Automall in Glendale, AZ; the Stone Meadow Center in Spring, TX and the Lizard's Thicket in Lexington, SC in 1996.

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

PART III
========

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information set forth under the captions Director Nominees and Officers Of The Company in the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 13, 1997, to be filed pursuant to Regulation 14A.

ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

     The information set forth under the caption Executive
Compensation in the definitive proxy statement for the Annual
Meeting of Shareholders presently scheduled to be held on May 13, 1997, to be filed pursuant to Regulation 14A.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

     The information set forth under the caption Security
Ownership Of Certain Beneficial Owners And Management in the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 13, 1997, to be filed pursuant to Regulation 14A.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Not applicable.

PART IV
=======

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
----------------------------------------------------------------

     A. The following documents are filed as part of this report.

         1.  Financial Statements (see Item 8)

             a.   Independent Auditors' Report

             b.   Consolidated Balance Sheets,
                    December 31, 1996 and 1995

             c.   Consolidated Statements of Income,
                    Years ended December 31, 1996, 1995 and 1994

             d.   Consolidated Statements of
                    Stockholders' Equity,
                    Years ended December 31, 1996, 1995 and 1994

             e.   Consolidated Statements of Cash Flows,
                    Years ended December 31, 1996, 1995 and 1994

             f.   Notes to Consolidated Financial Statements

             g.   Consolidated Quarterly Financial Data
                    (unaudited) for 1996 and 1995

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

              4.1  Form of Stock Certificate (filed as Exhibit
                     4.04 to the Company's Registration Statement on S-4 (Registration Statement No. 33-69410) and incorporated herein by reference)

              4.2  Form of Indenture (filed as Exhibit 4.3 to the
                     Company's Registration Statement on Form S-3
                     (Registration No. 33-95374) and incorporated herein by reference)

              4.3  Form of Debt Security (filed and included as
                     Exhibit 4.3 to the Company's Registration
                     Statement on Form S-3 (Registration No.
                     33-95374) and incorporated herein by
                     reference)

             10.1  Revolving Credit Agreement (filed as Exhibit
                     99.2 to the Company's 8-K dated
                     December 16, 1994 and incorporated herein by reference)

             10.2  First Amendment to the Revolving Credit
                     Agreement (filed as Exhibit 10.2 to the
                     Company's Form 10-Q for the quarter ended
                     September 30, 1996 and incorporated herein by reference)

             10.3  Second Amendment to the Revolving Credit
                     Agreement (filed as Exhibit 99.2 to the
                     Company's Form 8-K dated December 19, 1995 and incorporated herein by reference)

             10.4  Third Amendment to the Revolving Credit
                     Agreement, filed herewith

             10.5  Stock Incentive Plan (filed as Exhibit 4.1 to
                     the Company's Registration Statement on Form
                     S-8 (Registration No. 33-95708) and
                     incorporated by reference)

             10.6  Form of Indemnification Agreement to be
                     entered into between the Company and the executive officers of the Company (filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference)

             10.7  Form of Management Incentive Plan (filed as
                     Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference)

             21.1  Subsidiaries of the Company as of
                     January 1, 1997, filed herewith

             24.1  Consent of KPMG Peat Marwick LLP

             27    Financial Data Schedule (electronically filed
                     with the Securities and Exchange Commission
                     only)

     B. No report on Form 8-K was filed by registrant during the last quarter of the period covered by this report.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION



By:   /s/WILLIAM E. CLARK
      -----------------------------------------------------------
      William E. Clark
      Chairman and Chief Executive Officer

Date: March 21, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/WILLIAM E. CLARK
      -----------------------------------------------------------
      William E. Clark
      Chairman of the Board of Directors and
      Chief Executive Officer
      (Principal Executive Officer)

Date: March 21, 1997



By:   /s/THOMAS A. LEWIS
      -----------------------------------------------------------
      Thomas A. Lewis
      Vice Chairman of the Board of Directors and
      Vice President, Capital Markets

Date: March 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/DONALD R. CAMERON
      -----------------------------------------------------------
      Donald R. Cameron
      Director

Date: March 19, 1997



By:   /s/ROGER P. KUPPINGER
      -----------------------------------------------------------
      Roger P. Kuppinger
      Director

Date: March 19, 1997



By:   /s/MICHAEL D. MCKEE
      -----------------------------------------------------------
      Michael D. McKee
      Director

Date: March 19, 1997



By:   /s/WILLARD H. SMITH JR
      -----------------------------------------------------------
      Willard H. Smith Jr
      Director

Date: March 19, 1997



By:   /s/RICHARD J. VANDERHOFF
      -----------------------------------------------------------
      Richard J. VanDerhoff
      Director, President and Chief Operating Officer

Date: March 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/GARY MALINO
      -----------------------------------------------------------
      Gary Malino
      Vice President, Chief Financial Officer and Treasurer
      (Principal Financial Officer)

Date: March 25, 1997



By:   /s/GREGORY J. FAHEY
      -----------------------------------------------------------
      Gregory J. Fahey
      Controller

Date: March 25, 1997

                          EXHIBIT INDEX
                          =============

Exhibit No.     Description                                  Page
-----------     -----------                                  ----

10.4            Third Amendment to the Revolving
                Credit Agreement..............................146

21.1            Subsidiaries of the Company as of
                January 1, 1997...............................152

24.1            Consent of KPMG Peat Marwick LLP..............153

27              Financial Data Schedule (electronically
                filed with the Securities and Exchange
                Commission only)..............................154