Form 10-Q
period 1997-03-31
REALTY INCOME CORP
filed 1997-05-14
CIK 726728

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
                            =========

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended MARCH 31, 1997, or
                                       ==================

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

                         (760) 741-2111
                         ==============
                 (Registrant's telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES [X]     NO [ ]

There were 22,988,237 shares of common stock outstanding as of May 13, 1997.

                    REALTY INCOME CORPORATION

                            Form 10-Q
                          March 31, 1997

                        Table of Contents
                        -----------------



PART I.  FINANCIAL INFORMATION                              Pages
==============================                              -----

Item 1:  Financial Statements

         Consolidated Balance Sheets........................  3-4
         Consolidated Statements of Income..................    5
         Consolidated Statements of Cash Flows..............  6-7
         Notes to Consolidated Financial Statements......... 8-11

Item 2:  Management's Discussion and Analysis Of
         Financial Condition and Results Of Operations......12-28


PART II. OTHER INFORMATION
==========================

Item 6:  Exhibits and Reports on Form 8-K...................29-30


SIGNATURE...................................................   31


EXHIBIT INDEX...............................................   32


EXHIBITS....................................................33-39

PART I.  FINANCIAL INFORMATION
==============================

ITEM 1.  FINANCIAL STATEMENTS

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
               March 31, 1997 and December 31, 1996
          (dollars in thousands, except per share data)

                                           1997          1996
                                       (Unaudited)
                                       ===========     =========

ASSETS
Real estate, at cost:
  Land                                   $ 170,736     $ 165,598
  Buildings and improvements               409,777       398,942
                                         ---------     ---------
                                           580,513       564,540
  Less - accumulated depreciation
    and amortization                      (141,649)     (138,307)
                                         ---------     ---------
    Net real estate                        438,864       426,233

Cash and cash equivalents                    3,332         1,559
Accounts receivable                          1,219         1,905
Due from affiliates                            326           383
Other assets                                 2,386         2,183
Goodwill, net                               21,593        21,834
                                         ---------     ---------
    TOTAL ASSETS                         $ 467,720     $ 454,097
                                         =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                    $   3,620     $   3,619
Accounts payable and accrued expenses          335         1,172
Other liabilities                            3,792         5,065
Line of credit payable                      88,200        70,000
                                         ---------     ---------
    TOTAL LIABILITIES                       95,947        79,856
                                         ---------     ---------






Continued on next page

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
              March 31, 1997 and December 31, 1996
          (dollars in thousands, except per share data)

                                           1997          1996
                                       (Unaudited)
                                       ===========     =========

Stockholders' equity
Preferred stock, par value
  $1.00 per share, 5,000,000 shares
  authorized, no shares issued
  or outstanding                                --            --
Common stock, par value $1.00 per
  share, 40,000,000 shares
  authorized, 22,988,237 and 22,979,537
  shares issued and outstanding in
  1997 and 1996, respectively               22,988        22,980
Capital in excess of par value             516,204       516,004
Accumulated distributions
  in excess of net income                 (167,419)     (164,743)
                                         ---------     ---------
    TOTAL STOCKHOLDERS' EQUITY             371,773       374,241
                                         ---------     ---------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY               $ 467,720     $ 454,097
                                         =========     =========


















   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements Of Income
                =================================
       For the three months ended March 31, 1997 and 1996
          (dollars in thousands, except per share data)
                           (Unaudited)


                                             1997         1996
                                         ==========   ==========

REVENUE
Rental                                   $   15,449   $   13,728
Interest                                         22           23
Other                                             9           27
                                         ----------   ----------
                                             15,480       13,778
                                         ----------   ----------
EXPENSES
Depreciation and amortization                 4,464        4,074
General and administrative                    1,253        1,310
Property                                        491          446
Interest                                      1,312          520
Provision for impairment losses                  --          323
                                         ----------   ----------
                                              7,520        6,673
                                         ----------   ----------
Income from operations                        7,960        7,105
Gain on sales of properties                     225          745
                                         ----------   ----------
NET INCOME                               $    8,185   $    7,850
                                         ==========   ==========

Net income per share                     $     0.36   $     0.34
                                         ==========   ==========

Weighted average number of shares
  outstanding                            22,989,728   22,976,891
                                         ==========   ==========










   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
       For the three months ended March 31, 1997 and 1996
                     (dollars in thousands)
                           (Unaudited)

                                            1997          1996
                                         =========     =========

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                               $   8,185     $   7,850
Adjustments to net income:
  Depreciation and amortization              4,464         4,074
  Provision for impairment losses               --           323
  Gain on sales of properties                 (225)         (745)
  Change in assets and liabilities:
    Accounts receivable and
      other assets                             657           614
    Accounts payable, accrued
      expenses and other liabilities        (2,053)          (59)
                                         ---------     ---------
    Net cash provided by
      operating activities                  11,028        12,057
                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of properties            1,339         1,523
Acquisition of and additions
  to properties                            (17,933)       (3,241)
                                         ---------     ---------
    Net cash used in
      investing activities                 (16,594)       (1,718)
                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of distributions                  (10,861)      (15,969)
Proceeds from line of credit                18,200        21,300
Payment of line of credit                       --        (2,700)
Payment of notes payable                        --       (12,597)
Stock offering costs                            --           (31)
                                         ---------     ---------
    Net cash provided by (used in)
      financing activities                   7,339        (9,997)
                                         ---------     ---------

Continued on next page

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
       For the three months ended March 31, 1997 and 1996
                     (dollars in thousands)
                           (Unaudited)

                                            1997          1996
                                         =========     =========
Net increase in
  cash and cash equivalents                  1,773           342
Cash and cash equivalents,
  beginning of period                        1,559         1,650
                                         ---------     ---------
Cash and cash equivalents,
  end of period                          $   3,332     $   1,992
                                         =========     =========

Interest paid during the first three months of 1997 and 1996 was $1.2 million and $421,000, respectively.



























   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
           Notes To Consolidated Financial Statements
           ==========================================
                          March 31, 1997
                           (Unaudited)

1.  Management Statement and General
------------------------------------

The financial statements of Realty Income Corporation ("Realty Income" or the "Company") were prepared from the books and records of the Company without audit or verification and in the opinion of management include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to the audited financial statements of the Company for the year ended December 31, 1996, which are included in the Company's 1996 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.  Credit Facility
-------------------

The Company has a $130 million, three year, revolving, unsecured acquisition credit facility that expires in November 1999. As of March 31, 1997 and December 31, 1996, the outstanding balance on the credit facility was $88.2 million and $70.0 million, respectively, with an effective interest rate of approximately 6.89% and 6.85%, respectively. A commitment fee of 0.15%, per annum, accrues on the average amount of the unused available credit commitment.

The credit facility is subject to various leverage and interest coverage ratio limitations, all of which the Company is and has been in compliance with.

For the three months ended March 31, 1997 and 1996, interest of $36,000 and $13,000, respectively, was capitalized on properties under construction.

3.  Properties
--------------

At March 31, 1997, the Company owned a diversified portfolio of 747 properties located in 42 states. Of the Company's properties, 740 are single tenant properties with the remaining properties being multi-tenant properties. At March 31, 1997, five properties were vacant and available for lease. One of the vacant properties was sold in May 1997 at a nominal gain.

Eleven retail properties located in six states were acquired during the first three months of 1997 at an aggregate cost of approximately $16.0 million (excluding the estimated unfunded development costs totaling $1.6 million on five properties under construction). The Company also invested $2.0 million in nine development properties acquired in 1996. No additional capital expenditures were incurred during the first quarter of 1997.

                                                         Total
                                                        Invested
                                                        through
Tenant                Industry         City/State       3/31/97
====================  ===========      ============   ===========
1st Quarter
Aaron Rents           Home Furnishings Arlington, TX  $ 1,845,000
Aaron Rents           Home Furnishings Cedar Park, TX   1,079,000
Aaron Rents           Home Furnishings Houston, TX      1,551,000
Barnes & Noble        Book Store       Tampa, FL        4,693,000
Econo Lube N' Tune(1) Auto Service     Charleston, SC     218,000
Econo Lube N' Tune(1) Auto Service     Columbia, SC       421,000
Econo Lube N' Tune(1) Auto Service     Durham, NC         355,000
Econo Lube N' Tune(1) Auto Service     Greensboro, NC     362,000
Econo Lube N' Tune(1) Auto Service     Greenville, SC     222,000
Jiffy Lube            Auto Service     Springboro, OH     711,000
OfficeMax             Office Supplies  Lakewood, CA     4,495,000
                                                      -----------
Properties acquired in 1997                            15,952,000

Funding in 1997 of buildings under
  development on land acquired in 1996                  1,981,000
                                                      -----------
    Total Invested                                    $17,933,000
                                                      ===========

(1) The Company acquired these properties as undeveloped land and is funding construction and other costs relating to the development of the properties by the tenant. The tenant has entered into leases covering these properties and is contractually obligated to complete construction on a timely basis and to pay construction cost overruns to the extent they exceed the construction budget by more than a predetermined percentage.

4.  Gain on Sales of Properties
-------------------------------

For the three months ended March 31, 1997, the Company sold four properties (one multi-tenant, two restaurant and one child care center) for a total of $1.3 million and recognized a gain of $225,000. For the three months ended March 31, 1996, the Company sold one restaurant property for $1.5 million and recognized a gain of $745,000.

5.  Distributions Paid and Payable
----------------------------------

During the three months ended March 31, 1997, the Company paid three monthly distributions of $0.1575 per share, totaling $0.4725 per share. As of March 31, 1997, a distribution of $0.1575 per share had been declared (and was paid on April 15, 1997).

6.  Employee Benefit Plan
-------------------------

As a result of the merger with R.I.C. Advisor, Inc. (the
"Advisor") on August 17, 1995, (the "Merger") the Company assumed a defined benefit pension plan (the "Plan") covering substantially all of its employees. The Plan was terminated on January 2, 1996 and final disbursement of the Plan's assets occurred February 24, 1997.

At March 31, 1997 and December 31, 1996, benefit obligations in excess of plan assets were $0 and $2.3 million, respectively, and are included in other liabilities in the accompanying balance sheet. In connection with the Merger, the Company assumed a benefit obligation of $1.9 million. The Merger agreement provides for indemnification by the former shareholders of the Advisor with respect to increases in the benefit obligation. A receivable from the Advisor's former shareholders has been recorded as of March 31, 1997 and December 31, 1996 for $326,000 and $383,000, respectively, and is included as due from affiliates in the accompanying consolidated balance sheets.

7.  Derivative Financial Instrument
-----------------------------------

The Company has only limited involvement with a derivative financial instrument and does not use it for trading purposes.
The derivative financial instrument is used to manage well-defined interest rate risks.

In December 1996, the Company entered into a treasury interest rate lock agreement to hedge against rising interest rates applicable to its anticipated debt offering, see note 8. Under the interest rate lock agreement, the Company receives or makes a payment based on the differential between a specified interest rate, 6.537%, and the actual 10-year treasury interest rate on notional principal of $90 million, at the end of six months. Based on the 10-year treasury interest rate at May 1, 1997, the Company realized a $1.1 million gain on the agreement.

8.  Subsequent Events
---------------------

    A.  Realty Income issued $110 million of 7.75% Notes due
        May 2007 (the "Notes"). The Notes were sold at 99.929 percent of par for a yield to the investors of 7.76%. After taking into effect the $1.1 million gain realized on the treasury interest rate lock agreement, see note 7, the effective interest rate to the Company on the Notes is 7.62%. The net proceeds from the sale of the Notes were used to repay $93.7 million of outstanding borrowings under the Company's credit facility and for other corporate purposes. Interest on the Notes is payable semiannually each May and November, commencing in November 1997. Currently, there is no formal trading market for the Notes and the Company has not and does not intend to list the Notes on any security exchange.

    B.  Effective May 13, 1997, Thomas A. Lewis succeeded William
        E. Clark as Chief Executive Officer of the company. Mr. Lewis has been an officer of the Company since 1987 and has served as the Vice Chairman of the Board of Directors since 1994. Mr. Clark will continue as Chairman of the Board of Directors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL
=======

Realty Income Corporation ("Realty Income" or the "Company") is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") which management believes is the nation's largest publicly-traded owner of freestanding, single-tenant, retail properties diversified geographically and by industry and operated under net lease agreements. As of April 1, 1997, the Company owned a diversified portfolio of 747 properties located in 42 states with over 5.4 million square feet of leasable space. Over 99% of the Company's properties were leased as of April 1, 1997.

Realty Income adheres to a focused strategy of acquiring freestanding, single-tenant, retail properties leased to national and regional retail chains under long-term, net lease agreements. The Company typically acquires and then leases back, retail store locations from retail chain store operators, providing capital to the operators for continued expansion and other purposes. The Company's net lease agreements generally are for initial terms of 10 to 20 years, require the tenant to pay a minimum monthly rent and property operating expenses (taxes, insurance and maintenance), and provide for future rent increases (typically subject to ceilings) based on increases in the consumer price index or additional rent calculated as a percentage of tenant's gross sales above a specific level.

Since 1970 and through December 31, 1996, Realty Income has acquired and leased back to national and regional retail chains over 700 properties (including 25 properties that have been sold) and has collected in excess of 98% of the original contractual rent obligation on these properties. Realty Income believes that the long-term ownership of an actively managed, diversified portfolio of retail properties leased under long-term, net lease agreements can produce consistent, predictable income and the potential for long-term capital appreciation. Management believes that long-term leases, coupled with tenants assuming responsibility for property expenses under the net lease structure, generally produce a more predictable income stream than many other types of real estate portfolios. As of April 1, 1997, the Company's single-tenant properties were leased pursuant to leases with an average remaining term (excluding extension options) of approximately 8.4 years.

The Company is a fully integrated real estate company with in-house acquisition, leasing, legal, financial underwriting, portfolio management and capital markets expertise. The six officers of the Company, who have each managed the Company's properties and operations for between six and 13 years, owned approximately 1.5% of the Company's outstanding common stock as of May 13, 1997. The directors and officers of the Company, as a group, owned approximately 4.0% of the Company's outstanding common stock as of May 13, 1997. Realty Income had 35 employees as of May 13, 1997.

The Company's primary business objective is to generate a consistent and predictable level of funds from operations ("FFO") per share and distributions to stockholders. Additionally, the Company generally will seek to increase FFO per share and distributions to stockholders through both active portfolio management and the acquisition of additional properties. The Company also seeks to lower the ratio of distributions to stockholders as a percentage of FFO in order to allow internal cash flow to be used to fund additional acquisitions and for other corporate purposes. The Company's portfolio management focus includes (i) contractual rent increases on existing leases;
(ii) rental increases at the termination of existing leases when market conditions permit; and (iii) the active management of the Company's property portfolio, including selective sales of properties. The Company generally pursues the acquisition of additional properties under long-term, net lease agreement with initial contractual base rent which, at the time of acquisition and as a percentage of acquisition costs, is in excess of the Company's estimated cost of capital.

    Other Information
    -----------------

Thomas A. Lewis succeeded William E. Clark as Chief Executive Officer of the Company effective May 13, 1997. Mr. Lewis has been an officer of the Company since 1987 and has served as the Vice Chairman of the Board of Directors since 1994. Mr. Clark will continue as Chairman of the Board of Directors.

As a result of the merger with R.I.C. Advisor, Inc., (the "Advisor") in August 1995, the Company assumed a defined benefit pension plan (the "Plan") covering substantially all of its employees. The Plan was terminated in January 1996 and final disbursement of the Plan's assets occurred in February 1997. At the time the Plan's assets were disbursed, the Company met its obligation to the Plan of $2.2 million.

The Company's common stock is listed on the New York Stock
Exchange under the symbol "O."

LIQUIDITY AND CAPITAL RESOURCES
===============================

    Cash Reserves
    -------------

Realty Income was organized for the purpose of operating as an equity REIT which acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from lease revenue. The Company intends to retain an appropriate amount of cash as working capital reserves. At March 31, 1997, the Company had cash and cash equivalents totaling $3.3 million.

Management believes that the Company's cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet its liquidity needs for the foreseeable future.

    Capital Funding
    ---------------

On May 6, 1997, Realty Income issued $110 million of 7.75% notes due May 2007 (the "Notes"). The Notes were sold at 99.929 percent of par for a yield to the investors of 7.76%. After taking into effect the gain of $1.1 million realized on the treasury interest rate lock agreement, which is described in the next paragraph, the effective interest rate on the Notes to the Company is 7.62%. The net proceeds from the sale of the Notes were used to repay $93.7 million of outstanding borrowings under the Company's credit facility and for other corporate purposes. Interest on the Notes is payable semiannually each May and November, commencing November 1997. Currently, there is no formal trading market for the Notes and the Company has not listed and does not intend to list the Notes on any securities exchange.

In December 1996, the Company entered into a treasury interest rate lock agreement to hedge against the possibility of rising interest rates. Under the interest rate lock agreement, the Company receives or makes a payment based on the differential between a specified interest rate, 6.537%, and the actual 10-year treasury interest rate on notional principal of $90 million, at the end of six months. Based on the 10-year treasury interest rate at May 1, 1997, the Company realized a $1.1 million gain on the agreement.

During the fourth quarter of 1996, the Company received an investment grade senior unsecured debt rating from Duff & Phelps
Rating Company, Moody's Investor Services, Inc. and Standard and
Poor's Credit Rating Group, of BBB, Baa3, and BBB-, respectively.

These ratings are subject to change based upon, among other things, the Company's results of operations and financial condition.

Realty Income has a $130 million three-year, revolving, unsecured acquisition credit facility that expires in November 1999. The credit facility currently bears interest at 1.25% over the London Interbank Offered Rate ("LIBOR") and offers the Company other interest rate options. As of May 13, 1997, the full $130 million of borrowing capacity was available to the Company under the acquisition credit facility. On May 6, 1997, the net proceeds from the Notes were used to repay outstanding borrowings under the credit facility. This credit facility has been and is expected to be used to acquire additional retail properties leased to national and regional retail chains under long term lease agreements. Any additional borrowings will increase the Company's exposure to interest rate risk.

Realty Income expects to meet its long-term capital needs for the acquisition of properties through the issuance of public or private debt or equity. In August 1995, the Company filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $200 million in value of common stock, preferred stock or debt securities. Approximately $159.8 million in value of common stock and debt securities has been issued under the universal shelf registration statement through May 13, 1997.

The Company is not currently involved in any negotiations and has not entered into any arrangements relating to any additional securities issuances.

    Property Acquisitions
    ---------------------

During the first quarter of 1997, Realty Income acquired 11 retail properties located in six states for $16.0 million (excluding the estimated unfunded development costs of $1.6 million on five properties under construction at March 31, 1997) and selectively sold four properties, increasing the number of properties in its portfolio to 747 properties. The 11 properties acquired will contain approximately 236,200 leasable square feet and are 100% leased under net leases, with an average initial lease term of 14.0 years. The weighted average annual unleveraged return on the cost of the 11 properties (including the estimated unfunded development cost of the five properties under development) is estimated to be 10.2%, computed as estimated contractual net operating income (which in the case of a net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by total acquisition and estimated development costs. Since it is possible that a tenant could default on the payment of contractual rent, no assurance can be given that the actual return on the cost of the 11 properties acquired in 1997 will not differ from the foregoing percentage.

Of the 11 properties acquired during the first quarter of 1997, six were occupied as of May 1, 1997 and the remaining five were pre-leased and under construction pursuant to contracts under which the tenant has agreed to develop the properties (with development costs funded by the Company) and to begin paying rent when the premises open for business. All of the properties acquired in 1997, including the properties under development, are leased with initial terms of 10 to 20 years.

During the first quarter of 1997, the Company also invested $2.0 million in nine development properties acquired in 1996 No additional property capital expenditures were incurred during the first quarter of 1997.

           1997 ACQUISITION ACTIVITY THROUGH MARCH 31

                                                  Initial Approx.
                                                   Lease Leasable
                                                   Term   Square
Tenant          Industry         City / State     (Years)  Feet
==========      ===============  =============     =====  =======
1st Quarter
Aaron Rents     Home Furnishings Arlington, TX      10.0   68,000
                                 Cedar Park, TX     10.0   23,300
                                 Houston, TX        10.0   70,300
Barnes & Noble  Book Store       Tampa, FL          14.2   30,000
Econo Lube
  N' Tune       Auto Service     Charleston, SC (1) 15.0    2,800
                                 Columbia, SC (1)   15.0    2,800
                                 Durham, NC (1)     15.0    2,800
                                 Greensboro, NC (1) 15.0    2,300
                                 Greenville, SC (1) 15.0    2,800
Jiffy Lube      Auto Service     Springboro, OH     20.0    2,400
OfficeMax       Office Supplies  Lakewood, CA       14.6   28,700
                                                    ----  -------
Average / Total                                     14.0  236,200
                                                    ====  =======

(1) The Company acquired these properties as undeveloped land and is funding construction and other costs related to the development of the properties by the tenants. The tenant has entered into leases with the Company covering these properties and is contractually obligated to complete construction on a timely basis and to pay construction cost overruns to the extent they exceed the construction budget by more than a predetermined percentage. As of March 31, 1997, the total acquisition and estimated construction costs for the properties under development was $3.1 million, of which $1.6 million had not been funded.

    Distributions
    -------------

Cash distributions paid during the first three months of 1997 and 1996 were $10.9 million and $16.0 million, respectively. The
1996 cash distributions include a special distribution of $5.3 million.

During the three months ended March 31, 1997, the Company paid three monthly distributions of $0.1575 per share, totaling $0.4725 per share. For the three months ended March 31, 1996, the Company paid three monthly distributions of $0.155 per share totaling $0.465 per share and a special distribution in January 1996 of $0.23 per share.

In March and April 1997, the Company declared two distributions of $0.1575 per share which was paid on April 15, 1997 and will be paid on May 15, 1997, respectively.

FUNDS FROM OPERATIONS ("FFO")
=============================

FFO for the first quarter of 1997 was $12.4 million versus $11.5 million during the first quarter of 1996, an increase of $924,000 or 8.0%. Realty Income defines FFO as net income before gain on sales of properties, plus provision for impairment losses, plus depreciation and amortization. In accordance with the recommendations of the National Association of Real Estate Investment Trusts ("NAREIT"), amortization of deferred financing costs are not added back to net income to calculate FFO. Amortization of financing costs are included in interest expense in the consolidated statements of income.

Below is a reconciliation of net income to FFO for the quarters ended March 31, 1997 and 1996 (dollars in thousands):

                                           1997          1996
                                        =========     =========
Net income                              $  8,185      $  7,850
Plus depreciation and amortization         4,464         4,074
Plus provision for impairment losses          --           323
Less depreciation of furniture,
  fixtures and equipment                     (11)          (13)
Less gain on sales of properties            (225)         (745)
                                        ---------     ---------
Total Funds From Operations             $ 12,413      $ 11,489
                                        =========     =========

For the quarters ended March 31, 1997 and 1996, FFO exceeded cash distributions, excluding the non-recurring special distribution of $5.3 million in 1996 (pertaining to the merger with R.I.C.
Advisor, Inc.) by $1,552,000 and $805,000, respectively.

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

FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows from operating, investing, and financing activities as a measure of liquidity or ability to make cash distributions or to pay debt service.

RESULTS OF OPERATIONS
=====================

The following is a comparison of the three months ended March 31, 1997 to the three months ended March 31, 1996.

Rental revenue was $15.4 million for the quarter ended March 31, 1997 versus $13.7 million for the comparable quarter in 1996, an increase of $1.7 million. The increase in rental revenue was primarily due to the acquisition of 73 properties during 1996 and the first quarter of 1997 (the "New Properties"). The New Properties generated revenue in 1997 and 1996 of $1.6 million and $12,000, respectively, an increase of $1.6 million. Annualized contractual lease payments on the New Properties are approximately $7.6 million (excluding estimated rent from five properties under development and any percentage rents).

Of the 747 properties in the portfolio as of March 31, 1997, 740 are single-tenant properties with the remaining properties being multi-tenant properties. As of March 31, 1997, 735 or 99% of the single-tenant properties were net leased with an with an average remaining lease term (excluding extension options) of approximately 8.4 years. At March 31, 1997, 734 of the Company's 740 single tenant properties had leases which provide for increases in rents through (i) base rent increases tied to a consumer price index with adjustment ceilings; (ii) overage rent based on a percentage of the tenants' gross sales or (iii) fixed increases. Some leases contain more than one of these clauses. Rental revenue generated on 673 properties owned during both the first quarter of 1997 and 1996 increased by $214,000 or 1.6%, from $13.58 million to $13.80 million. Percentage rent, which is included in rental revenue, was $293,000 for 1997 and $220,000 for 1996.

The following table represents Realty Income's rental revenue by industry for the three months ended March 31, 1997 and 1996
(dollars in thousands):

                         March 31, 1997         March 31, 1996
                    ---------------------- ----------------------
                      Rental    Percentage   Rental    Percentage
Industry              Revenue    of Total    Revenue    of Total
=================== =========== ========== =========== ==========

Automotive Parts     $ 1,268       8.2%     $ 1,181       8.6%
Automotive Service     1,180       7.6%         953       6.9%
Book Stores               32       0.2%          --        --
Child Care             5,889      38.1%       5,768      42.0%
Consumer Electronics   1,044       6.8%          --        --
Convenience Stores       786       5.1%         646       4.7%
Home Furnishings         642       4.2%         624       4.6%
Office Supplies           80       0.5%          --        --
Restaurant             3,303      21.4%       3,371      24.6%
Other                  1,225       7.9%       1,185       8.6%
                    --------     ------    --------     ------
Total               $ 15,449     100.0%    $ 13,728     100.0%
                    ========     ======    ========     ======

Unleased properties are a factor in determining gross revenue generated and property costs incurred by the Company. At March 31, 1997, the Company had five properties that were not under lease as compared to four properties at March 31, 1996. In May 1997, one of the unleased properties was sold at a nominal gain. The remaining 742 properties were under lease agreements with third party tenants at March 31, 1997.

Interest and other revenue totaled $31,000 in the first quarter of 1997 as compared to $50,000 in 1996, a decrease of $19,000.

Depreciation and amortization was $4.5 million in the first quarter of 1997 verses $4.1 million for the comparable quarter in. The $390,000 increase in 1997 was primarily due to the depreciation of the New Properties.

General and administrative expenses decreased by $57,000 to $1.25 million in the first quarter of 1997 versus $1.31 million in 1996. The decrease in general and administrative expenses was due to lower legal fees, professional fees and printing costs, which were partially offset by higher personnel costs. The higher personnel costs were primarily due to costs of a 401(k) plan initiated by the Company during the third quarter of 1996.

Property expenses were $491,000 in 1997 and $446,000 in 1996, an increase of $45,000. Property expenses are broken down into costs associated with multi-tenant non-net lease properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, site checks, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, site checks and title search fees.

Property expenses of $279,000 were incurred during 1997 on eight multi-tenant properties, seven of which were owned at March 31, 1997. During the first quarter of 1997, one multi-tenant property was sold. Property expenses of $283,000 were incurred on ten multi-tenant properties in 1996, all of which were owned at March 31, 1996. Expenses incurred in 1997 on eight unleased single-tenant properties totaled $97,000 as compared to $59,000 in 1996 on six unleased single-tenant properties. At March 31, 1997, five properties were available for lease, one of which was sold in May 1997. At March 31, 1996, four single-tenant properties were available for lease. The $38,000 increase in unleased single-tenant property expenses in 1997 as compared to 1996 is primarily due to an increase in property taxes on the additional vacant properties. General portfolio expenses in 1997 and 1996 totaled $115,000 and $104,000, respectively. The increase in general portfolio expenses is primarily due to the cost of environmental insurance initially purchased in December 1996.

Interest expense is made up of four components which include: (i) interest on outstanding loans and notes; (ii) commitment fees on the undrawn portion of the credit facility; (iii) amortization of the credit facility origination costs and bond costs; which are offset, in part, by: (iv) interest capitalized on properties under development. Interest capitalized on properties under development is included in the cost of the completed property and amortized over the estimated useful life of the property.

Interest expense increased by $792,000 to $1.3 million in the first quarter of 1997 as compared to $520,000 during the first quarter of 1996. The following is a summary of the four components of interest expense for the first quarter of 1997 and 1996 (dollars in thousands):

                                     1997     1996    Net Change
                                   ------    -----    ----------
Interest on outstanding loans      $1,279    $ 435      $ 844
Credit facility commitment fees        20       45        (25)
Amortization of credit facility
  origination costs and
  bond financing costs                 49       54         (5)
Interest capitalized                  (36)     (14)       (22)
                                   ------     ----      -----
Totals                             $1,312    $ 520      $ 792
                                   ======    =====      =====

Interest incurred on outstanding loans was $844,000 higher in 1997 than in 1996 due to an increase in the average outstanding balance which was partially offset by lower interest rates on the acquisition credit facility and certain variable rate notes (which were issued in August 1994 and redeemed in March 1996). During the first quarter of 1997, the average outstanding balance and interest rate were $76.2 million and 6.81% as compared to $24.5 million and 7.15% during the comparable period in 1996. During both periods, a commitment fee of 0.15% per annum was incurred on the undrawn portion of the credit facility. Commitment fees decreased in 1997 as compared to 1996 because the average available borrowing capacity was lower in 1997. The amortization of credit facility origination costs and bond financing costs decreased in 1997 as compared to 1996, because in the first quarter of 1997 the term of the credit facility was extended one year to November 1999, which extended the period of time over which credit facility fees are amortized.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In 1996, a $323,000 charge was taken to reduce the net carrying value on two properties because they became held for sale. No charge was recorded for impairment losses in 1997.

The Company anticipates a small number of property sales will occur in the normal course of business. During the first quarter of 1997, the Company recorded a gain of $225,000 on the sale of four properties (one multi-tenant, two restaurant and one child care center). These sales generated cash proceeds of $1.3 million. During the comparable period of 1996, the Company sold one restaurant property for $1.5 million and recognized a gain of $745,000.

For the first quarter of 1997, the Company had net income of $8.2 million versus $7.9 million in 1996. The $335,000 increase in net income is primarily due to the increase in rental revenue from New Properties of $1.6 million, offset by an increase in depreciation and amortization and interest expense, totaling $1.2 million.

PROPERTIES
==========

As of April 1, 1997, Realty Income owned a diversified portfolio of 747 properties in 42 states consisting of over 5.4 million square feet of leasable space. The portfolio consist of 159 after-market automotive retail locations (80 automotive parts stores and 79 automotive service locations), one book store, 318 child care centers, 36 consumer electronics stores, 42 convenience stores, seven home furnishings stores, one office supply store, 171 restaurant facilities and 12 other properties. Of the 747 properties, 684 or 91% were leased to national or regional retail chain operators; 42 or 6% were leased to franchisees of retail chain operators; 16 or 2% were leased to other tenant types; and five or less than 1% were available for lease. At April 1, 1997, over 98% of the properties were under net lease agreements. Net leases typically require the tenant to be responsible for property operating costs including property taxes, insurance and expenses of maintaining the property.

The Company's net leased retail properties are primarily leased to national and regional chain store operators. At April 1, 1997, the properties averaged approximately 7,300 square feet of leaseable retail space on approximately 43,500 square feet of land. Generally, buildings are single-store properties with adequate parking on site to accommodate peak retail periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to a sufficient population base to constitute a sufficient market or trade area for the retailer's business.

The following table sets forth certain geographic diversification information regarding Realty Income's portfolio at April 1, 1997:

               Number             Approx.              Percent of
                 of              Leasable   Annualized Annualized
               Proper-  Percent   Square       Base       Base
State           ties    Leased     Feet       Rent (1)    Rent
==========     =======  =======  ========  ===========  ========
Alabama            6      100%     42,300  $   319,000     0.5%
Arizona           26      100     178,400    2,362,000     3.8
California        53       98   1,001,900   10,593,000    17.1
Colorado          42       98     233,500    2,984,000     4.8
Connecticut        4      100      17,200      240,000     0.4
Florida           49      100     461,900    4,264,000     6.9
Georgia           37      100     187,600    2,448,000     3.9
Idaho             11      100      52,000      656,000     1.1
Illinois          25      100     182,600    2,081,000     3.4
Indiana           23      100     122,800    1,438,000     2.3
Iowa               8      100      51,700      456,000     0.7
Kansas            15      100     129,000    1,441,000     2.3
Kentucky          11      100      33,300      835,000     1.3
Louisiana          2      100      10,700      126,000     0.2
Maryland           6      100      34,900      505,000     0.8
Massachusetts      4      100      20,900      440,000     0.7
Michigan           5      100      26,900      353,000     0.6
Minnesota         17      100     118,400    1,713,000     2.7
Mississippi       11      100     106,600      792,000     1.3
Missouri          27      100     163,600    1,842,000     2.9
Montana            1      100       5,400       71,000     0.1
Nebraska           8      100      47,100      509,000     0.8
Nevada             5      100      29,100      353,000     0.6
New Hampshire      1      100       6,400      122,000     0.2
New Jersey         2      100      22,700      346,000     0.6
New Mexico         3      100      12,000      103,000     0.2
New York           5      100      38,300      539,000     0.9
North Carolina    20      100      82,200    1,337,000     2.1
Ohio              48      100     210,500    3,426,000     5.5
Oklahoma           9      100      60,200      543,000     0.9
Oregon            18      100      98,500    1,133,000     1.8
Pennsylvania       4      100      28,300      420,000     0.7
South Carolina    20       95      85,000    1,152,000     1.9
South Dakota       1      100       6,100       79,000     0.1
Tennessee         10      100      78,900      963,000     1.6
Texas            127       99     980,900    9,073,000    14.6
Utah               7      100      45,400      591,000     1.0
Virginia          16      100      79,000    1,256,000     2.0
Washington        42       98     249,700    2,959,000     4.8
West Virginia      2      100      16,800      147,000     0.2
Wisconsin         11      100      60,500      738,000     1.2
Wyoming            5      100      26,900      324,000     0.5
               -----     -----  ---------  -----------   ------
Totals           747       99%  5,446,100  $62,072,000   100.0%
               =====     =====  =========  ===========   ======

(1) Annualized base rent is calculated by multiplying the monthly contractual base rent as of April 1, 1997 for each of the properties by 12, except that, for the properties under construction, estimated contractual base rent for the first month of the respective leases is used instead of base rent as of April 1, 1997. The estimated contractual base rent for the properties under construction is based upon the estimated acquisition costs of the properties. Annualized base rent does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties.

The following table sets forth certain information regarding the Company's properties, classified according to the business of the respective tenants:

                             Approx. Realty
                              Total  Income   Approx.     Annual-
                              Loca-  Owned   Leasable      ized
                Industry      tions  Loca-    Square       Base
Tenant          Segment        (1)   tions     Feet      Rent (2)
==========      =========    ======= ======  ========   =========

AFTER-MARKET AUTOMOTIVE
-----------------------
CSK Auto        Parts           580    79    409,200  $ 4,192,000
Discount Tire   Service         310    18    103,200    1,177,000
Econo Lube
  N' Tune       Service         210    18     49,400    1,257,000
Jiffy Lube      Service       1,400    29     68,700    1,851,000
Q Lube          Service         490     4      7,600      183,000
R & S Strauss   Service         110     2     31,200      431,000
Speedy Muffler
  King          Service       1,080     7     40,900      531,000
Other           Parts/Service    --     2      6,500       90,000
                                      ---   --------   ----------
    Total After-market Automotive     159    716,700    9,712,000

BOOK STORES
-----------
Barnes & Noble  Book Stores   1,010     1     30,000      450,000
                                      ---   --------    ---------
    Total Book Stores                   1     30,000      450,000

                             Approx. Realty
                              Total  Income   Approx.     Annual-
                              Loca-  Owned   Leasable      ized
                Industry      tions  Loca-    Square       Base
Tenant          Segment        (1)   tions     Feet      Rent (2)
==========      =========    ======= ======  ========   =========

CHILD CARE
----------
Children's
  World Learn-
  ing Centers   Child Care      530   134    964,000   13,612,000
Kinder-Care
  Learning
  Centers       Child Care    1,150    13     79,800    1,087,000
La Petite
  Academy       Child Care      790   170    972,700    8,853,000
Other           Child Care       --     1      4,200           --
                                      ---  ---------   ----------
    Total Child Care                  318  2,020,700   23,552,000

CONSUMER ELECTRONICS
--------------------
Best Buy        Consumer
                  Electronics   270     2    104,800    1,321,000
Rex Stores      Consumer
                  Electronics   230    34    408,300    2,694,000
                                      ---   --------    ---------
    Total Consumer Electronics         36    513,100    4,015,000

CONVENIENCE STORES
------------------
7-ELEVEN        Convenience  20,240     3      9,700      235,000
Dairy Mart      Convenience   1,020    22     66,500    1,513,000
East Coast Oil  Convenience      40     2      6,400      219,000
The Pantry      Convenience     400    14     34,400    1,333,000
Other           Convenience      --     1      2,100       31,000
                                      ---   --------    ---------
    Total Convenience Stores           42    119,100    3,331,000

HOME FURNISHINGS
----------------
Levitz          Home Fur-
                  nishings      130     4    376,400   2,496,000
Aaron Rents     Home Fur-
                  nishings      290     3    161,600     464,000
                                      ---   --------   ---------
    Total Home Furnishings              7    538,000   2,960,000

                             Approx. Realty
                              Total  Income   Approx.     Annual-
                              Loca-  Owned   Leasable      ized
                Industry      tions  Loca-    Square       Base
Tenant          Segment        (1)   tions     Feet      Rent (2)
==========      =========    ======= ======  ========   =========

OFFICE SUPPLIES
---------------
OfficeMax       Office Supplies 560     1     28,700     431,000
                                      ---   --------   ---------
    Total Office Supplies               1     28,700     431,000

RESTAURANTS
-----------
Don Pablo's     Dinner House     70     7     60,700     604,000
Carvers         Dinner House     90     3     26,600     495,000
Other           Dinner House     --    13    108,300   1,015,000
Golden Corral   Family          460    87    512,500   6,747,000
Sizzler         Family          630     7     37,600     841,000
Other           Family           --     4     23,400     151,000
Hardees         Fast Food     3,100     3     10,300     144,000
Taco Bell       Fast Food     4,890    24     54,100   1,502,000
Whataburger     Fast Food       520     9     23,000     616,000
Other           Fast Food        --    14     39,800     747,000
                                      ---   --------   ---------
    Total Restaurants                 171    896,300  12,862,000

TOTAL OTHER     Miscellaneous          12    583,500   4,759,000
                                      ---   --------   ---------

    Total                             747  5,446,100 $62,072,000
                                      ===  =========  ==========

(1)  Approximate total number of retail locations in operation
(including both corporate owned and franchised locations), based on information provided to the Company by the respective tenants during the first quarter of 1997.

(2) Annualized base rent is calculated by multiplying the monthly contractual base rent as of April 1, 1997 for each of the properties by 12, except that, for the properties under construction, estimated contractual base rent for the first month of the respective leases is used instead of base rent as of April 1, 1997. The estimated contractual base rent for the properties under construction is based upon the estimated acquisition costs of the properties. Annualized base rent does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties.

Of the 747 properties in the portfolio at April 1, 1997, 740 are single-tenant properties with the remaining being multi-tenant properties. As of April 1, 1997, 735 or 99% of the single-tenant properties were net leased with an average remaining lease term (excluding extension options) of approximately 8.4 years. The following table sets forth certain information regarding the timing of initial lease term expirations (excluding extension options) on the Company's 735 net leased, single tenant retail properties:

                                                Percent of Total
              Number of         Annualized         Annualized
  Year     Leases Expiring     Base Rent (2)       Base Rent
========   ===============     =============    =================

  1997           25 (3)        $ 1,068,000             1.8%
  1998            4                168,000             0.3
  1999           20                900,000             1.5
  2000           27              1,335,000             2.3
  2001           49              3,796,000             6.5
  2002           74              5,878,000            10.1
  2003           68              5,163,000             8.9
  2004          110              8,896,000            15.3
  2005           86              6,044,000            10.4
  2006           29              2,446,000             4.2
  2007           82              4,949,000             8.5
  2008           39              3,174,000             5.5
  2009           12                896,000             1.5
  2010           34              2,729,000             4.7
  2011           31              3,541,000             6.1
  2012            8                714,000             1.2
  2013           --                     --              --
  2014            2                265,000             0.5
  2015           25              4,789,000             8.2
  2016            7              1,351,000             2.3
  2017            2                 83,000             0.1
  2018            1                 39,000             0.1
              ---------       ------------         -------
  Total         735 (1)        $58,224,000           100.0%
              =========       ============         =======

(1) The table does not include seven multi-tenant properties and five vacant, unleased properties owned by the Company. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

(2) Annualized base rent is calculated by multiplying the monthly contractual base rent as of April 1, 1997 for each of the properties by 12, except that, for the properties under construction, estimated contractual base rent for the first month of the respective leases is used instead of base rent as of April 1, 1997. The estimated contractual base rent for the properties under construction is based upon the estimated acquisition costs of the properties. Annualized base rent does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties.

(3) In May 1997, Realty Income entered into lease extensions on all 12 of its La Petite Academy properties that had leases which expired on December 31, 1996 and have been leased on a month to month basis in 1997. The new leases are for terms of one to five years and provide for fixed rental payments equal to the base rents and percentage rents earned in 1996, plus percentage rents based upon unit sales.

Of the Company's 170 La Petite Academy properties, these 12 properties are the first ones to complete their initial lease terms. The balance of the Company's leases with La Petite Academy expire between June 1997 and April 2008. The 12 properties were acquired by the Company from La Petite Academy in 1981 and leased back under net lease agreements with an initial lease term of 15 years.

IMPACT OF INFLATION
-------------------

Tenant leases generally provide for limited increases in rent as a result of increases in the tenant's sales volumes and/or increases in the consumer price index. Management expects that inflation will cause these lease provisions to result in increases in rent over time. However, during times when inflation is greater than increases in rent as provided for in the leases, rent increases may not keep up with the rate of inflation.

Over 98% of the properties are leased to tenants under net leases in which the tenant is responsible for property costs and expenses. These features in the leases reduce the Company's exposure to rising expenses due to inflation.

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

        4.1 Form of Indenture dated as of May 6, 1997 between the Company and The Bank of New York (filed as Exhibit 4.1 to the Company's Form 8-K dated May 5, 1997 and incorporated herein by reference)

        4.2         Pricing Committee Resolutions and Form of
                    7 3/4% Notes due 2007 (filed as Exhibit 4.2 to the Company's 8-K dated May 5, 1997 and incorporated herein by reference)

       10.1         Revolving Credit Agreement (filed as Exhibit
                    99.2 to the Company's Form 8-K dated
                    December 16, 1994 and incorporated herein by reference)

       10.2 First Amendment to the Revolving Credit Agreement (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference)

    Exhibit No.     Description
    ===========     ===========

       10.3 Second Amendment to the Revolving Credit Agreement (filed as Exhibit 99.2 to the Company's Form 8-K dated December 19, 1995 and incorporated herein by reference)

       10.4 Third Amendment to the Revolving Credit Agreement (filed as Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

       10.5         Fourth Amendment to the Revolving Credit
                    Agreement, filed herein

       10.6 Stock Incentive Plan (filed as Exhibit 4.1 to the Company's Registration Statement on Form
                    S-8 (Registration number 33-95708) and
                    incorporated herein by reference)

       10.7 Form of Indemnification Agreement to be entered into between the Company and the executive officers of the Company (filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference)

       10.8         Form of Management Incentive Plan (filed as
                    Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference)

       27 Financial Data Schedule (electronically filed with the Securities and Exchange Commission only)

       99.1 Press release announcing that Thomas A. Lewis has been selected to succeed William E. Clark as Chief Executive Officer of the Company, filed herewith.

    B. No report on Form 8-K was filed by registrant during the quarter for which this report is filed.

        A report on Form 8-K was dated and filed on May 5, 1997 in connection with the issuance of $110,000,000 principal amount of 7.75% Notes due 2007.

                            SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    REALTY INCOME CORPORATION



(Signature and Title)          /s/ GARY M. MALINO
Date: May 14, 1997             ----------------------------------
                               Gary M. Malino, Vice President
                               Chief Financial Officer (Principal
                               Financial and Accounting Officer)

                          EXHIBIT INDEX



Exhibit No.     Description                                  Page
===========     ===========                                  ----

    10.5        Fourth Amendment to the Revolving Credit
                Agreement, filed herein.....................   33

    27          Financial Data Schedule (electronically
                filed with the Securities and Exchange
                Commission only)............................   38


    99.1        Press release announcing that Thomas A. Lewis
                has been selected to succeed William E. Clark
                as Chief Executive Officer of the Company...   39