Form 10-Q
period 1997-06-30
REALTY INCOME CORP
filed 1997-08-13
CIK 726728

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
                            =========

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended JUNE 30, 1997, or
                                       ==============

   [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                 COMMISSION FILE NUMBER 1-13318
                 ==============================

                    REALTY INCOME CORPORATION
                    =========================
     (Exact name of registrant as specified in its charter)

                            MARYLAND
                            ========
 (State or other jurisdiction of incorporation or organization)

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

                       YES [X]     NO [ ]


There were 22,994,964 shares of common stock outstanding as of August 13, 1997.

                    REALTY INCOME CORPORATION

                            Form 10-Q
                          June 30, 1997

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
         Notes to Consolidated Financial Statements......... 8-12

Item 2:  Management's Discussion And Analysis Of
         Financial Condition And Results Of Operations......12-32


PART II. OTHER INFORMATION
==========================

Item 4:  Submission of matters to a vote
         of security holders................................   32

Item 6:  Exhibits and Reports on Form 8-K...................33-35


SIGNATURE...................................................   36


EXHIBIT INDEX...............................................   36


EXHIBITS....................................................   37

PART I.  FINANCIAL INFORMATION
==============================

ITEM 1.  FINANCIAL STATEMENTS

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
               June 30, 1997 And December 31, 1996
          (dollars in thousands, except per share data)

                                            1997
                                       (Unaudited)        1996
                                       ===========     =========

ASSETS
Real estate, at cost:
  Land                                   $ 182,130     $ 165,598
  Buildings and improvements               434,302       398,942
                                         ---------     ---------
                                           616,432       564,540
  Less - accumulated depreciation
    and amortization                      (144,190)     (138,307)
                                         ---------     ---------
    Net real estate                        472,242       426,233

Cash and cash equivalents                    2,852         1,559
Accounts receivable                          1,317         1,905
Due from affiliates                            326           383
Other assets                                 2,222         2,183
Goodwill, net                               21,362        21,834
                                         ---------     ---------
    TOTAL ASSETS                         $ 500,321     $ 454,097
                                         =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                    $   3,621     $   3,619
Accounts payable and accrued expenses        1,745         1,172
Other liabilities                            3,978         5,065
Line of credit payable                      12,000        70,000
Bonds payable                              110,000            --
                                         ---------     ---------
    TOTAL LIABILITIES                      131,344        79,856
                                         ---------     ---------




Continued on next page

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
              June 30, 1997 And December 31, 1996
          (dollars in thousands, except per share data)

                                            1997
                                       (Unaudited)        1996
                                       ===========     =========

Stockholders' equity
Preferred stock, par value
  $1.00 per share, 20,000,000 shares
  authorized, no shares issued
  or outstanding                                --            --
Common stock, par value $1.00 per
  share, 100,000,000 shares
  authorized, 22,988,186 and 22,979,537
  shares issued and outstanding in
  1997 and 1996, respectively               22,988        22,980
Capital in excess of par value             516,202       516,004
Accumulated distributions
  in excess of net income                 (170,213)     (164,743)
                                         ---------     ---------
    TOTAL STOCKHOLDERS' EQUITY             368,977       374,241
                                         ---------     ---------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY               $ 500,321     $ 454,097
                                         =========     =========



















   The accompanying notes to consolidated financial statements are an integral part of these statements.

          REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements Of Income
                =================================
       For the three and six months ended June 30, 1997 and 1996
          (dollars in thousands, except per share data)
                           (Unaudited)

                        Three       Three        Six         Six
                       Months      Months      Months      Months
                        Ended       Ended       Ended       Ended
                      6/30/97     6/30/96     6/30/97     6/30/96
                    =========   =========   =========   =========

REVENUES
  Rental             $ 16,006    $ 13,602    $ 31,455    $ 27,330
  Interest                105          27         127          50
  Other                    12           8          21          35
                    ---------   ---------   ---------   ---------
                       16,123      13,637      31,603      27,415
                    ---------   ---------   ---------   ---------

EXPENSES
  Depreciation and
    amortization        4,484       4,049       8,948       8,123
  General and
    administrative      1,332       1,288       2,585       2,598
  Property                362         413         853         859
  Interest              2,009         485       3,321       1,005
  Provision for
    impairment losses      70          --          70         323
                    ---------   ---------   ---------   ---------
                        8,257       6,235      15,777      12,908
                    ---------   ---------   ---------   ---------

Income from operations  7,866       7,402      15,826      14,507
Gain on sales of
  properties              202         213         427         958
                    ---------   ---------   ---------   ---------
NET INCOME            $ 8,068     $ 7,615    $ 16,253    $ 15,465
                   ==========  ==========  ==========  ==========

Net income per share  $  0.35     $  0.33    $   0.71    $   0.67
                   ==========  ==========  ==========  ==========

Weighted average
  number of shares
  outstanding      22,990,592  22,976,469  22,990,163  22,976,756
                   ==========  ==========  ==========  ==========


   The accompanying notes to consolidated financial statements are an integral part of these statements.

          REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
       For the six months ended June 30, 1997 and 1996
                     (dollars in thousands)
                           (Unaudited)

                                            1997          1996
                                         =========     =========

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                               $  16,253     $  15,465
Adjustments to net income:
  Depreciation and amortization              8,948         8,123
  Provision for impairment losses               70           323
  Gain on sales of properties                 (427)         (958)
  Change in assets and liabilities:
    Accounts receivable and
      other assets                             593           797
    Accounts payable, accrued
      expenses and other liabilities         1,853          (424)
                                         ---------     ---------
    Net cash provided by
      operating activities                  27,290        23,326
                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of properties            2,891         2,208
Acquisition of and additions
  to properties                            (56,943)       (5,481)
                                         ---------     ---------
    Net cash used in
      investing activities                 (54,052)       (3,273)
                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of distributions                  (21,722)      (26,653)
Bond offering proceeds                     110,000            --
Proceeds from line of credit                36,200        21,300
Payment of line of credit                  (94,200)       (2,700)
Payments to the defined benefit
  pension plan                              (2,223)           --
Payment of notes payable                        --       (12,597)
Stock offering costs                            --          (188)
                                         ---------     ---------
    Net cash provided by (used in)
      financing activities                  28,055       (20,838)
                                         ---------     ---------

Continued on next page

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
       For the six months ended June 30, 1997 And 1996
                     (dollars in thousands)
                           (Unaudited)

                                            1997          1996
                                         =========     =========
Net increase (decrease) in
  cash and cash equivalents                  1,293          (785)
Cash and cash equivalents,
  beginning of period                        1,559         1,650
                                         ---------     ---------
Cash and cash equivalents,
  end of period                          $   2,852     $     865
                                         =========     =========

Interest paid during the first six months of 1997 and 1996 was $3.1 million and $811,000, respectively.




























   The accompanying notes to consolidated financial statements are an integral part of these statements.

          REALTY INCOME CORPORATION AND SUBSIDIARIES
           Notes To Consolidated Financial Statements
           ==========================================
                          June 30, 1997
                           (Unaudited)

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

In May 1997, the Company was reincorporated as a Maryland corporation, which is also named Realty Income Corporation, pursuant to a merger of the Company into a wholly-owned Maryland subsidiary and the conversion of each outstanding share of Common
Stock of the Company into one share of common stock of the surviving corporation.

2.  Credit Facility
-------------------

The Company has a $ 130 million, revolving, unsecured acquisition credit facility that expires in November 1999. As of June 30, 1997 and December 31, 1996, the outstanding balance on the credit facility was $12.0 million and $ 70.0 million, respectively, with an effective interest rate of approximately 6.94% and 6.85%, respectively. A commitment fee of 0.15%, per annum, accrues on the average amount of the unused available credit commitment.

The Company is and has been in compliance with the various leverage and interest coverage ratio limitations required by the credit facility.

For the six months ended June 30, 1997 and 1996, interest of $82,000 and $40,000, respectively, was capitalized on properties under construction. For the three months ended June 30, 1997 and 1996, interest of $46,000 and $26,000 was so capitalized.

3.  Properties
--------------

At June 30, 1997, the Company owned a diversified portfolio of 770 properties in 42 states. Of the Company's properties, 763 are single tenant properties with the remaining properties being multi-tenant properties. At June 30, 1997, four properties were vacant and available for lease.

During the first six months of 1997, 37 retail properties located in 18 states were acquired at an aggregate cost of approximately $54.1 million (excluding the estimated unfunded development costs totaling $2.7 million on nine properties under construction).
The company also invested $2.8 million in 12 properties acquired in 1996, which were under development.

                                                         Total
                                                        Invested
                                                        through
Tenant          Industry           City/State           6/30/97
============    ===========        ============       ===========

1ST QUARTER
-----------
Aaron Rents     Home Furnishings   Arlington, TX      $ 1,849,000
Aaron Rents     Home Furnishings   Cedar Park, TX       1,080,000
Aaron Rents     Home Furnishings   Houston, TX          1,554,000
Barnes & Noble  Book Store         Tampa, FL            4,696,000
Econo Lube (1)  Auto Service       Durham, NC             364,000
Econo Lube      Auto Service       Greensboro, NC         603,000
Econo Lube (1)  Auto Service       Charleston, SC         383,000
Econo Lube (1)  Auto Service       Columbia, SC           604,000
Econo Lube (1)  Auto Service       Greenville, SC         288,000
Jiffy Lube      Auto Service       Springboro, OH         714,000
OfficeMax       Office Supplies    Lakewood, CA         4,497,000

2ND QUARTER
-----------
Aaron Rents     Home Furnishings   Ridgeland, MS        1,050,000
Aaron Rents     Home Furnishings   Memphis, TN          2,235,000
Aaron Rents     Home Furnishings   Webster, TX            821,000
Best Buy        Consumer
                 Electronics       Smyra, GA            4,184,000
Econo Lube (1)  Auto Service       Denver, CO             347,000
Econo Lube (1)  Auto Service       Duluth, GA             225,000

Continued on next page

(continued)
                                                         Total
                                                        Invested
                                                        through
Tenant          Industry           City/State           6/30/97
============    ===========        ============       ===========

Econo Lube (1)  Auto Service       Garner, NC             221,000
Econo Lube (1)  Auto Service       Pineville, NC          375,000
Jiffy Lube(1)   Auto Service       Brentwood, TN          309,000
Linens 'N
 Things         Home Accessories   Omaha, NE            5,907,000
OfficeMax       Office Supplies    Hutchinson, KS       1,973,000
OfficeMax       Office Supplies    Salina, KS           2,069,000
Petco           Pet Supplies       Dickson City, PA     2,538,000
Quik Trip       Convenience Store  Dunwoody, GA         1,269,000
Quik Trip       Convenience Store  Lithonia, GA         1,162,000
Quik Trip       Convenience Store  Mableton, GA           846,000
Quik Trip       Convenience Store  Norcross, GA         1,035,000
Quik Trip       Convenience Store  Stone Mountain, GA   1,061,000
Quik Trip       Convenience Store  Godfrey, IL          1,107,000
Quik Trip       Convenience Store  Granite City, IL     1,099,000
Quik Trip       Convenience Store  Madison, IL            798,000
Quik Trip       Convenience Store  Tulsa, OK              634,000
Speedy Brake    Auto Service       Billerica, MA          861,000
Speedy Brake    Auto Service       Southington, CT        897,000
Staples         Office Supply      Helena, MT           2,066,000
Staples         Office Supply      New Philadelphia, OH 2,376,000
                                                       ----------
Properties acquired in 1997                            54,097,000

Funding in 1997 of buildings under
  development on land acquired in 1996                  2,839,000

Capitalized expenditures relating
  to existing properties                                    7,000
                                                      -----------
    TOTAL INVESTED                                    $56,943,000
                                                      ===========

 (1) The Company acquired these properties as undeveloped land and is funding construction and other costs relating to the development of the properties by the tenant. The tenants have entered into leases covering these properties and are contractually obligated to complete construction on a timely basis and to pay construction cost overruns to the extent they exceed the construction budget by more than a predetermined percentage.

4.  Gain on Sales of Properties
-----------------------------------

For the six months ended June 30, 1997, the Company sold seven properties (five restaurant, one multi-tenant and one child care center) for a total of $ 2.9 million and recognized a gain of $427,000. For the six months ended June 30, 1996, the Company sold two restaurant properties for $2.2 million and recognized a gain of $958,000. For the three months ended June 30, 1997, the Company sold three restaurant properties for $1.6 million and recognized a gain of $202,000. For the three months ended June 30, 1996, the company sold one restaurant property for $685,000 and recognized a gain of $213,000.

5.  Distributions Paid And Payable
----------------------------------

During the six months ended June 30, 1997, the Company paid six monthly distributions of $0.1575 per share, totaling $0.945 per share. For the six months ended June 30, 1996, the Company paid six monthly distributions of $0.155 per share, totaling $0.93 per share and a special distribution in January 1996 of $0.23 per share. As of June 30, 1997, a distribution of $0.1575 per share was declared and paid on July 15, 1997.

6.  Bonds Payable
-----------------

On May 6, 1997 Realty Income issued $110 million of 7.75% Notes due May 2007 (the "Notes"). The Notes were sold at 99.929 percent of par for a yield to the investors of 7.76%. After taking into effect the $1.1 million gain realized on the treasury interest rate lock agreement (see note 7), the effective interest rate to the Company on the Notes is 7.62%. The net proceeds from the sale of the Notes were used to repay $93.7 million of outstanding borrowings under the Company's credit facility and for other corporate purposes. Interest on the Notes is payable semiannually each May and November, commencing November 1997. Currently, there is no formal trading market for the Notes and the Company has not and does not intend to list the Notes on any security exchange.

7.  Derivative Financial Instrument
-----------------------------------

In December 1996, the Company entered into a treasury interest rate lock agreement to hedge against rising interest rates applicable to its debt offering, see note 6. Under the interest rate lock agreement, the Company was to receive or make a payment based on the differential between a specified interest rate (6.537%) and the actual 10-year treasury interest rate on notional principal amount of $90 million, at the end of six months. Based on the 10-year treasury interest rate at May 1, 1997, the Company realized a $1.1 million gain on the agreement, which was received in June 1997. The gain on the agreement is being amortized over 10 years (the life of the Notes) as an offset to interest expense.

The Company had limited involvement with a derivative financial instrument and did not use it for trading purposes. The derivative financial instrument was used to manage a well-defined interest rate risk.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-Q Report, the words estimated, anticipated and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are continued qualification as a real estate investment trust, general business and economic conditions, competition, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. For further description and detail of other factors please see "Business -- Other Items" in Form 10K for the year ended December 31, 1996. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL
=======

Realty Income Corporation ("Realty Income" or the "Company") is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") which management believes is the nation's largest publicly-traded owner of freestanding, single-tenant, retail properties diversified geographically and by industry and operated under net lease agreements. As of July 1, 1997, the Company owned a diversified portfolio of 770 properties located in 42 states with over 5.7 million square feet of leasable space. Over 99% of the Company's 770 properties were leased as of July 1, 1997.

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

Since 1970 and through December 31, 1996, Realty Income has acquired and leased back to national and regional retail chains over 700 properties (including 25 properties that have been sold) and has collected in excess of 98% of the original contractual rent obligation on these properties. Realty Income believes that the long-term ownership of an actively managed, diversified portfolio of retail properties leased under long-term, net lease agreements can produce consistent, predictable income and the potential for long-term capital appreciation. Management believes that long-term leases, coupled with tenants assuming responsibility for property expenses under the net lease structure, generally produce a more predictable income stream than many other types of real estate portfolios. As of July 1, 1997, the Company's single-tenant properties were leased pursuant to leases with an average remaining term (excluding extension options) of approximately 8.4 years.

The Company is a fully integrated real estate company with in-house acquisition, leasing, legal, financial underwriting, portfolio management and capital markets expertise. The five officers of the Company, who have each managed the Company's properties and operations for between six and 12 years, owned approximately 1.0% of the Company's outstanding common stock, as of August 8, 1997. The directors and officers of the Company, as a group, owned approximately 3.5% of the Company's outstanding common stock, as of August 8, 1997. Realty Income had 44 employees as of August 8, 1997.

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

In May 1997, the Company was reincorporated as a Maryland corporation, which is also named Realty Income Corporation, pursuant to a merger of the Company into a wholly-owned Maryland subsidiary and the conversion of each outstanding share of Common
Stock of the Company into one share of common stock of the surviving corporation.

The Company's common stock is listed on the New York Stock
Exchange under the symbol "O" and its central index key ("CIK") number is 726728.


LIQUIDITY AND CAPITAL RESOURCES
===============================

    Cash Reserves
    -------------

Realty Income was organized for the purpose of operating as an equity REIT which acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from lease revenue. The Company intends to retain an appropriate amount of cash as working capital reserves. At June 30, 1997, the Company had cash and cash equivalents totaling $2.9 million.

Management believes that the Company's cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet its liquidity needs for the foreseeable future.

    Capital Funding
    ---------------

On May 6, 1997, Realty Income issued $110 million of 7.75% notes due May 2007 (the "Notes"). The Notes were sold at 99.929 percent of par for a yield to the investors of 7.76%. After taking into effect the gain of $1.1 million realized on the treasury interest rate lock agreement, which is described in the next paragraph, the effective interest rate on the Notes to the Company is 7.62%. The net proceeds from the sale of the Notes were used to repay $93.7 million of outstanding borrowings under the Company's credit facility and to acquire properties. Interest on the Notes is payable semiannually each May and November, commencing November 1997. Currently, there is no formal trading market for the Notes and the Company has not listed and does not intend to list the Notes on any securities exchange.

In December 1996, the Company entered into a treasury interest rate lock agreement to hedge against the possibility of rising interest rates. Under the interest rate lock agreement, the Company was to receive or make a payment based on the differential between a specified interest rate, 6.537%, and the actual 10-year treasury interest rate on notional principal of $90 million, at the end of six months. Based on the 10-year treasury interest rate at May 1, 1997, the Company realized a $1.1 million gain on the agreement, which was received in June 1997. The gain on the agreement is being amortized over 10 years (the life of the Notes) as an offset to interest expense.

During the fourth quarter of 1996, the Company received an investment grade senior unsecured debt rating from Duff & Phelps Rating Company, Moody's Investor Services, Inc. and Standard and Poor's Credit Rating Group, of BBB, Baa3, and BBB-, respectively. These ratings are subject to change based upon, among other things, the Company's results of operations and financial condition.

Realty Income has a $130 million, revolving, unsecured acquisition credit facility that expires in November 1999. The credit facility currently bears interest at 1.25% over the London Interbank Offered Rate ("LIBOR") and offers the Company other interest rate options. As of August 8, 1997, $118.6 million of borrowing capacity was available to the Company under the acquisition credit facility. At that time, the outstanding balance was $11.4 million. On May 6, 1997, proceeds from the Notes were used to repay outstanding borrowings under the credit facility. This credit facility has been and is expected to be used to acquire additional retail properties leased to national and regional retail chains under long term lease agreements. Any additional borrowings will increase the Company's exposure to interest rate risk.

Realty Income expects to meet its long-term capital needs for the acquisition of properties through the issuance of public or private debt or equity. In August 1995, the Company filed a universal shelf registration statement with the Securities and

Exchange Commission covering up to $200 million in value of common stock, preferred stock or debt securities. Approximately $159.8 million in value of common stock and debt securities has been issued under the universal shelf registration statement through August 8, 1997.

The Company is not currently involved in any negotiations and has not entered into any arrangements relating to any additional securities issuances.

    Property Acquisitions
    ---------------------

During the first six months of 1997, Realty Income acquired 37 retail properties located in 18 states for $54.1 million (excluding the estimated unfunded development costs of $2.7 million on nine properties under construction at June 30, 1997) and selectively sold seven properties, increasing the number of properties in its portfolio to 770. The 37 properties acquired will contain approximately 589,200 leasable square feet and are 100% leased under net leases, with an average initial lease term of 14.3 years. The weighted average annual unleveraged return on the cost of the 37 properties (including the estimated unfunded development cost of the nine properties under development) is estimated to be 10.22%, computed as estimated contractual net operating income (which in the case of a net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by total acquisition and estimated development costs. Since it is possible that a tenant could default on the payment of contractual rent, no assurance can be given that the actual return on the cost of the 37 properties acquired in 1997 will not differ from the foregoing percentage.

Of the properties acquired during the first six months of 1997, 30 were occupied as of August 1, 1997 and the remaining seven were pre-leased and under construction pursuant to contracts under which the tenant has agreed to develop the properties (with development costs funded by the Company) and to begin paying rent when the premises open for business. All of the properties acquired in 1997, including the properties under development, are leased with initial terms of 10 to 20 years.

During the first six months of 1997, the Company also invested
$2.8 million in eleven development properties acquired in 1996.
During the first six months of 1997, the Company also invested
$6,700 in one existing property in its portfolio.

          1997 ACQUISITION ACTIVITY THROUGH JUNE 30
                                                          Approx.
                                                Initial  Leasable
                                              Lease Term  Square
Tenant          Industry         City / State   (Years)    Feet
-----------     ------------     ------------  ---------  -------

1st Quarter
-----------
Aaron Rents     Home Furnishings Arlington, TX      10.0   68,100
Aaron Rents     Home Furnishings Cedar Park, TX     10.0   23,300
Aaron Rents     Home Furnishings Houston, TX        10.0   70,300
Barnes & Noble  Book Store       Tampa, FL          14.2   30,000
Econo Lube      Auto Service     Durham, NC (1)     15.0    2,800
Econo Lube      Auto Service     Greensboro, NC     15.0    2,300
Econo Lube      Auto Service     Charleston, SC     15.0    2,800
Econo Lube      Auto Service     Columbia, SC       15.0    2,800
Econo Lube      Auto Service     Greenville, SC (1) 15.0    2,800
Jiffy Lube      Auto Service     Springboro, OH     20.0    2,400
OfficeMax       Office Supplies  Lakewood, CA       14.6   28,700

2nd Quarter
-----------
Aaron Rents    Home Furnishings  Ridgeland, MS      10.0   22,300
Aaron Rents    Home Furnishings  Memphis, TN        10.0   51,500
Aaron Rents    Home Furnishings  Webster, TX        10.0   22,500
Best Buy       Consumer          Smyrna, GA         20.0   46,100
                 Electronics
Econo Lube     Auto Service      Denver, CO (1)     15.0    2,800
Econo Lube     Auto Service      Duluth, GA (1)     15.0    2,800
Econo Lube     Auto Service      Garner, NC (1)     15.0    2,800
Econo Lube     Auto Service      Pineville, NC (1)  15.0    2,800
Jiffy Lube     Auto Service      Brentwood, TN (1)  20.0    2,000
Linens 'N      Home Accessories  Omaha, NE          15.8   46,600
   Things
OfficeMax      Office Supplies   Hutchinson, KS     15.0   23,500
OfficeMax      Office Supplies   Salina, KS         15.0   23,500
Petco          Pet Supplies      Dickson City, PA   14.7   16,000
Quik Trip      Convenience Store Dunwoody, GA       11.3    3,200
Quik Trip      Convenience Store Lithonia, GA       18.3    3,200
Quik Trip      Convenience Store Mableton, GA       17.4    3,200
Quik Trip      Convenience Store Norcoss, GA        17.4    3,200
Quik Trip      Convenience Store Stone Mountain, GA 11.3    3,200
Quik Trip      Convenience Store Godfrey, IL        13.3    3,200
Quik Trip      Convenience Store Granite City, IL   13.3    3,200
Quik Trip      Convenience Store Madison, IL        13.3    3,200
Quik Trip      Convenience Store Tulsa, OK          11.3    3,200
Speedy Brake   Auto Service      Billerica, MA      15.0    5,000
Speedy Brake   Auto Service      Southington, CT    15.1    5,300


(continued on next page)

(continued)                                              Approx.
                                                Initial  Leasable
                                              Lease Term  Square
Tenant          Industry         City / State   (Years)    Feet
-----------     ------------     ------------  ---------  -------
Staples        Office Supplies   Helena, MT         14.7   24,600
Staples        Office Supplies   New Philadel-
                                    phia, OH        14.9   24,000
                                                    ----  -------
Average / Total                                     14.3  589,200
                                                    ====  =======

(1) The Company acquired these properties as undeveloped land and as of August 1, 1997 was funding construction and other costs related to the development of the properties by the tenants. The tenants have entered into leases with the Company covering these properties and is contractually obligated to complete construction on a timely basis and to pay construction cost overruns to the extent they exceed the construction budget by more than a predetermined percentage.


    Distributions
    -------------

Cash distributions paid during the first six months of 1997 and 1996 were $21.7 million and $26.7 million, respectively. The
1996 cash distributions include a special distribution of $5.3 million.

During the six months ended June 30, 1997, the Company paid six monthly distributions of $0.1575 per share, totaling $0.945 per share. For the six months ended June 30, 1996, the Company paid six monthly distributions of $0.155 per share totaling $0.93 per share and a special distribution in January 1996 of $0.23 per share.

In June and July 1997, the Company declared two distributions of $0.1575 per share which were paid on July 15, 1997 and will be paid on August 15, 1997, respectively.


FUNDS FROM OPERATIONS ("FFO")
=============================

FFO for the second quarter of 1997 was $12.4 million versus $11.4 million during the second quarter of 1996, an increase of $970,000 or 8.5%. FFO for the six months ended June 30, 1997 was $24.8 million versus $22.9 million during the comparable period of 1996, an increase of $1.9 million or 8.3%.

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

Below is a reconciliation of net income to FFO, distribution paid and weighted average number of shares outstanding for the second quarter of 1997 and 1996 (dollars in thousands):

                                           1997          1996
                                        =========     =========
Net income                              $  8,068      $  7,615
Plus depreciation and amortization         4,484         4,049
Plus provision for impairment losses          70            --
Less depreciation of furniture,
  fixtures and equipment                     (13)          (14)
Less gain on sales of properties            (202)         (213)
                                        ---------     ---------
Total Funds From Operations             $ 12,407      $ 11,437
                                        =========     =========
Cash Distributions Paid                 $ 10,861      $ 10,684
Weighted average number of shares
  outstanding                         22,990,592     22,976,469

During the second quarter of 1997 and 1996, FFO exceeded cash distributions by $1,546,000 and $753,000, respectively.

Below is a reconciliation of net income to FFO, distribution paid and weighted average number of shares outstanding for the six months ended June 30, 1997 and 1996 (dollars in thousands):

                                           1997          1996
                                        =========     =========
Net income                              $ 16,253      $ 15,465
Plus depreciation and amortization         8,948         8,123
Plus provision for impairment losses          70           323
Less depreciation of furniture,
  fixtures and equipment                     (24)          (26)
Less gain on sales of properties            (427)         (958)
                                        ---------     ---------
Total Funds From Operations             $ 24,820      $ 22,927
                                        =========     =========
Regular Cash Distributions Paid         $ 21,722      $ 21,368
Special Cash Distributions Paid         $     --      $  5,285
Weighted average number of shares
  outstanding                         22,990,163     22,976,756

During the six months ended June 30, 1997 and 1996, FFO exceeded cash distributions, excluding the non-recurring special distribution of $5.3 million in 1996 (pertaining to the merger with R.I.C. Advisor, Inc.) by $3.1 million and $1.6 million, respectively.

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


RESULTS OF OPERATIONS
=====================

The following is a comparison of the three and six months ended
June 30, 1997 to the three and six months ended June 30, 1996.

Rental revenue was $16.0 million for the quarter ended
June 30, 1997 versus $13.6 million for the comparable quarter in 1996, an increase of $2.4 million. The increase in rental revenue was primarily due to the acquisition of 62 properties during 1996 and 37 during the first six months of 1997 (the "New Properties".)

The New Properties generated revenue in the second quarter of 1997 and 1996 of $2.2 million and $55,000, respectively, an increase of $2.1 million. Annualized contractual lease payments on the New Properties are approximately $11.5 million (excluding estimated rent from seven properties under development at August 1, 1997 and any percentage rents).

Rental revenue was $31.4 million for the six months ended
June 30, 1997 versus $27.3 million for the comparable six months in 1996, an increase of $4.1 million. The increase in rental revenue was primarily due to the New Properties which generated revenue of $3.8 million and $66,000 during the first six months of 1997 and 1996, respectively, an increase of $3.7 million.

Of the 770 properties in the portfolio as of June 30, 1997, 763 are single-tenant properties with the remaining properties being multi-tenant properties. As of June 30, 1997, 759 or over 99% of the 763 single-tenant properties were net leased with an average remaining lease term (excluding extension options) of approximately 8.4 years. At June 30, 1997, 757 of the Company's 763 single tenant properties had leases which provide for increases in rents through (i) base rent increases tied to a consumer price index with adjustment ceilings; (ii) coverage rent based on a percentage of the tenants' gross sales or (iii) fixed increases. Some leases contain more than one of these clauses. Percentage rent, which is included in rental revenue, was $76,000 during the second quarter of 1997 and $101,000 for the comparable quarter in 1996. Percentage rent during the first six months of 1997 and 1996 was $369,000 and $320,000, respectively.

Same store rents generated on 670 properties owned during both the second quarter of 1997 and 1996 increased by $211,000 or 1.6%, to $13.60 million from $13.39 million. Same store rents generated on the same 670 properties owned during both the first six months of 1997 and 1996 increased by $425,000 or 1.6%, to $27.36 million from $26.94 million.

The following table represents Realty Income's rental revenue by industry for the six months ended June 30, 1997 and 1996 (dollars in thousands):

                         June 30, 1997         June 30, 1996
                     --------------------   --------------------
                      Rental    Percentage   Rental    Percentage
Industry              Revenue    of Total    Revenue    of Total
=================== =========== ========== =========== ==========

Automotive Parts     $ 2,319       7.4%     $ 2,263       8.3%
Automotive Service     2,484       7.9        1,816       6.6
Book Stores              152       0.5           --        --
Child Care            11,779      37.4       11,536      42.2
Consumer Electronics   2,114       6.7           --        --
Convenience Stores     1,602       5.1        1,293       4.7
Home Furnishings       1,543       4.9        1,248       4.6
Office Supplies          239       0.8           --        --
Pet Supplies               8        --           --        --
Restaurants            6,768      21.5        6,779      24.8
Other                  2,447       7.8        2,395       8.8
                    --------     ------    --------     ------
Total               $ 31,455     100.0%    $ 27,330     100.0%
                    ========     ======    ========     ======

Unleased properties are a factor in determining gross revenue generated and property costs incurred by the Company. At
June 30, 1997, the Company had four properties that were not under lease as compared to five properties at March 31, 1997, and eight at December 31, 1996 and June 30, 1996. At August 8, 1997, 766 of 770 properties in the portfolio were under lease agreements with third party tenants.

Interest and other revenue during the second quarter of 1997 and 1996 totaled $117,000 and $35,000, respectively, an increase of $82,000. Interest and other revenue for the first six months of 1997 and 1996 totaled $148,000 and $85,000, respectively, an increase of $63,000. The increase in 1997 was primarily due to interest earned on bond offering proceeds in excess of the $93.7 million used to payoff the credit facility in May 1997. These proceeds were invested in new properties during May and June 1997.

Depreciation and amortization was $4.5 million in the second quarter of 1997 verses $4.0 million for the comparable quarter in 1996 and $8.9 million for the six months ended June 30, 1997 verses $8.1 million for the comparable six months in 1996. The increase in 1997 was primarily due to depreciation of the New Properties.

General and administrative expenses increased by $44,000 to $1.33 million in the second quarter of 1997 versus $1.29 million in 1996. The increase in general and administrative expenses was due to higher personnel and printing costs. The higher personnel costs in 1997 was primarily due to costs of a 401(k) plan initiated by the Company during the third quarter of 1996.

General and administrative expenses decreased by $13,000 to $2.59 million in the first six months of 1997 versus $2.60 million in 1996. During the second and third quarter of 1997, the Company increased its number of employees to 44. The increase in employees is anticipated to increase general and administrative expenses on an annualized basis by $250,000.

Property expenses are broken down into costs associated with multi-tenant non-net leased properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, site checks, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, site checks and title search fees. At
June 30, 1997, four single-tenant properties were available for lease as compared to nine at December 31, 1996 and eight at June 30, 1997.

Property expenses were $362,000 in the second quarter of 1997 and $413,000 in the comparable quarter of 1996, a decrease of $51,000. The decrease in property expenses during the second quarter of 1997 as compared to 1996 was primarily due to the reduction of expenses associated with vacant properties.

Property expenses were $853,000 during the first six months of 1997 and $859,000 during the first six months of 1996, a decrease of $6,000.

Interest expense is made up of five components which include: (i) interest on outstanding loans and notes; (ii) commitment fees on the undrawn portion of the credit facility; (iii) amortization of the credit facility origination costs and deferred bond financing costs, which are offset, in part, by: (iv) amortization of the gain on the treasury lock agreement and (v) interest capitalized on properties under development. Interest capitalized on properties under development is included in the cost of the completed property and amortized over the estimated useful life of the property.

Interest expense in the second quarter of 1997 increased by $1.5 million to $2.0 million, as compared to $485,000 during the second quarter of 1996. The following is a summary of the five components of interest expense for the second quarter of 1997 and 1996 (dollars in thousands):

                                     1997     1996    Net Change
                                   ------    -----    ----------
Interest on outstanding loans
  and notes                        $1,970    $ 416      $1,554
Credit facility commitment fees        35       40          (5)
Amortization of credit facility
  origination costs and deferred
  bond financing costs                 68       55          13
Amortization of the gain on the
  treasury lock agreement             (18)      --         (18)
Interest capitalized                  (46)     (26)        (20)
                                   ------     ----      ------
Totals                             $2,009    $ 485      $1,524
                                   ======    =====      ======

Interest incurred during the second quarter in 1997 on all outstanding loans and notes was $1.6 million higher than in 1996, due to an increase in the average outstanding balances and higher average interest rate. The higher average interest rate was due to interest on the Notes issued in May 1997. During the second quarter of 1997, the average outstanding balances and interest rate (after taking into effect amortization of the gain on the treasury lock agreement) were $103.9 million and 7.54% as compared to $24.6 million and 6.81% during the comparable period in 1996. During the second quarter of 1997, the credit facility's average outstanding balance and interest rate were $37.4 million and 6.99%.

Interest expense in the first six months of 1997 increased by $2.3 million to $3.3 million, as compared to $1.0 million during the first six months of 1996. The following is a summary of the five components of interest expense for the first six months of 1997 and 1996 (dollars in thousands):

                                    1997     1996    Net Change
                                   ------    -----    ----------
Interest on outstanding loans
  and notes                        $3,248    $ 851      $2,397
Credit facility commitment fees        56       85         (29)
Amortization of credit facility
  origination costs and deferred
  bond financing costs                117      109           8
Amortization of the gain on the
  treasury lock agreement             (18)      --         (18)
Interest capitalized                  (82)     (40)        (42)
                                   ------     -----     ------
Totals                             $3,321    $1,005     $2,316
                                   ======    ======     ======

Interest incurred during the first six months of 1997 on all outstanding loans and notes was $2.4 million higher than in 1996 due to an increase in the average outstanding balances and higher average interest rate. The higher average interest rate was due to interest on the Notes issued in May 1997. During the first six months of 1997, the average outstanding balances and interest rate (after taking into effect amortization of the gain on the treasury lock agreement) were $90.1 million and 7.23% as compared to $24.5 million and 6.97% during the comparable period of 1996. During the first six months of 1997, the credit facility's average outstanding balance and interest rate were $56.7 million and 6.86%.

During both the second quarter and first six months of 1997 and 1996, a commitment fee of 0.15% per annum was incurred on the undrawn portion of the credit facility. Commitment fees decreased in the second quarter and first six months of 1997 as compared to 1996 because the average available borrowing capacity on the credit facility was lower in 1997. The amortization of credit facility origination costs and deferred bond financing costs increased in 1997 as compared to 1996 due to an increase in deferred bond financing costs. This increase was partially offset by reduced amortization of credit facility origination costs, because in the first quarter of 1997 the term of the credit facility was extended one year to November 1999, which extended the period of time over which credit facility fees are amortized. Amortization of credit facility origination costs and deferred bond financing costs are estimated to be approximately $300,000 over the next 12 months. In December 1996, the Company entered into a treasury interest rate lock agreement to hedge against the possibility of raising interest rates applicable to its debt offering in May 1997. In May 1997, the Company realized a $1.1 million gain on the agreement, which was received in June 1997. The gain on the agreement is being amortized over 10 years, the life of the Notes.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In the second quarter and first six months of 1997, a $70,000 charge was taken to reduce the net carrying value on one property because it became held for sale. In the first six months of 1996, a $323,000 charge was taken to reduce the net carrying value on two properties because they became held for sale. No charge was recorded for impairment losses in the second quarter of 1996.
All three of these properties have been sold.

The Company anticipates a small number of property sales will occur in the normal course of business. During the second quarter of 1997, the Company recorded a gain of $202,000 on the sale of three restaurant properties. These sales generated cash proceeds of $1.6 million. During the comparable period of 1996, the Company sold one restaurant property for $685,000 and recognized a gain of $213,000.

During the first six months of 1997, the Company recorded a gain of $427,000 on the sale of seven properties (five restaurant, one multi-tenant and one child care center). These sales generated cash proceeds of $2.9 million. During the comparable period of 1996, the Company sold two restaurant properties for $2.2 million and recognized a gain of $958,000.

For the second quarter of 1997, the Company had net income of $8.1 million versus $7.6 million in 1996. The $453,000 increase in net income is primarily due to the increase in rental revenue from New Properties of $2.1 million and an increase in same store rents on 670 properties owned during both periods of $211,000, offset by an increase in depreciation and amortization and interest expense, totaling $2.0 million.

For the first six months 1997, the Company had net income of $16.3 million versus $15.5 million in 1996. The $788,000 increase in net income is primarily due to the increase in rental revenue from New Properties of $3.7 million and an increase in same store rents on 670 properties owned during both periods of $425,000, offset by an increase in depreciation and amortization and interest expense, totaling $3.1 million.


PROPERTIES
==========

As of July 1, 1997, Realty Income owned a diversified portfolio of 770 properties in 42 states consisting of over 5.7 million square feet of leasable space. The portfolio consist of 166 after-market automotive retail locations (80 automotive parts stores and 86 automotive service locations), one book store, 318 child care centers, 37 consumer electronics stores, 51 convenience stores, 11 home furnishings stores, five office supplies stores, one pet supplies store, 168 restaurant facilities and 12 other properties. Of the 770 properties, 707 or 92% were leased to national or regional retail chain operators; 43 or 5% were leased to franchisees of retail chain operators; 16 or 2% were leased to other tenant types; and four or less than 1% were available for lease. At July 1, 1997, approximately 99% of the properties were under net lease agreements. Net leases typically require the tenant to be responsible for property operating costs including property taxes, insurance and expenses of maintaining the property.

The Company's net leased retail properties are primarily leased to national and regional chain store operators. At July 1, 1997, the properties averaged approximately 7,500 square feet of leaseable retail space on approximately 44,600 square feet of land. Generally, buildings are single-tenant retail properties with adequate parking on site to accommodate peak retail periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to a sufficient population base to constitute a sufficient market or trade area for the retailer's business.

The following table sets forth certain geographic diversification information regarding Realty Income's portfolio at July 1, 1997:

               Number             Approx.              Percent of
                 of              Leasable   Annualized Annualized
               Proper-  Percent   Square       Base       Base
State           ties    Leased     Feet       Rent (1)    Rent
==========     =======  =======  ========  ===========  ========
Alabama            6      100%     42,300  $   319,000     0.5%
Arizona           26      100     178,400    2,368,000     3.6
California        53       98   1,001,900   10,601,000    16.0
Colorado          43       98     236,400    3,067,000     4.6
Connecticut        5      100      22,500      337,000     0.5
Florida           49      100     461,900    4,272,000     6.5
Georgia           44      100     252,500    3,480,000     5.3
Idaho             11      100      52,000      656,000     1.0
Illinois          28      100     192,200    2,389,000     3.6
Indiana           22      100     117,600    1,408,000     2.1
Iowa               8      100      51,700      456,000     0.7
Kansas            17      100     176,000    1,862,000     2.8
Kentucky          11      100      33,300      847,000     1.3
Louisiana          2      100      10,700      126,000     0.2
Maryland           6      100      34,900      505,000     0.8
Massachusetts      5      100      25,900      534,000     0.8
Michigan           5      100      26,900      355,000     0.5
Minnesota         17      100     118,400    1,713,000     2.6
Mississippi       12      100     128,900      901,000     1.4
Missouri          27      100     163,600    1,908,000     2.9

(Continued on next page)

(continued)

               Number             Approx.              Percent of
                 of              Leasable   Annualized Annualized
               Proper-  Percent   Square       Base       Base
State           ties    Leased     Feet       Rent (1)    Rent
==========     =======  =======  ========  ===========  ========
Montana            2      100      30,000      276,000     0.4
Nebraska           9      100      93,700    1,071,000     1.6
Nevada             5      100      29,100      353,000     0.5
New Hampshire      1      100       6,400      122,000     0.2
New Jersey         2      100      22,700      346,000     0.5
New Mexico         3      100      12,000      103,000     0.2
New York           5      100      38,300      539,000     0.8
North Carolina    22      100      87,800    1,466,000     2.2
Ohio              49      100     234,000    3,668,000     5.6
Oklahoma          10      100      63,400      608,000     0.9
Oregon            17      100      92,400    1,062,000     1.6
Pennsylvania       5      100      44,300      676,000     1.0
South Carolina    19      100      75,000    1,152,000     1.8
South Dakota       1      100       6,100       79,000     0.1
Tennessee         12      100     132,400    1,281,000     1.9
Texas            128       99   1,003,500    9,151,000    13.9
Utah               7      100      45,400      591,000     0.9
Virginia          16      100      79,100    1,256,000     1.9
Washington        42       98     249,700    2,959,000     4.5
West Virginia      2      100      16,800      147,000     0.2
Wisconsin         11      100      60,500      738,000     1.1
Wyoming            5      100      26,900      324,000     0.5
               -----     -----  ---------  -----------   ------
Totals           770       99%  5,777,500  $66,072,000   100.0%
               =====     =====  =========  ===========   ======

 (1) Annualized base rent is calculated by multiplying the monthly contractual base rent as of July 1, 1997 for each of the properties by 12, except that, for the properties under construction, estimated contractual base rent for the first month of the respective leases is used instead of base rent as of July 1, 1997. The estimated contractual base rent for the properties under construction is based upon the estimated acquisition costs of the properties. Annualized base rent does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties.

The following table sets forth certain information regarding the Company's properties as of July 1, 1997, classified according to the business of the respective tenants:

                             Approx. Realty
                              Total  Income   Approx.     Annual-
                              Loca-  Owned   Leasable      ized
                Industry      tions  Loca-    Square       Base
Tenant          Segment        (1)   tions     Feet      Rent (2)
==========      =========    ======= ======  ========  =========

AFTER-MARKET AUTOMOTIVE
-----------------------
CSK Auto        Parts           580    79    409,200  $ 4,192,000
Discount Tire   Service         310    18    103,200    1,178,000
Econo Lube      Service         210    22     60,800    1,530,000
  N' Tune
Jiffy Lube      Service       1,400    30     70,200    1,935,000
Q Lube          Service         490     4      7,600      183,000
R & S Strauss   Service         110     2     31,200      431,000
Speedy Brake    Service       1,080     9     51,200      722,000
Other           Parts/Service    --     2      6,500       90,000
                                      ---   --------   ----------
    Total After-market Automotive     166    739,900   10,261,000

BOOK STORES
-----------
Barnes & Noble  Book Stores   1,010     1     30,000      450,000
                                      ---   --------   ----------
    Total Book Stores                   1     30,000      450,000

CHILD CARE
----------
Children's      Child Care      530   134    964,000   13,612,000
  World Learning Center
Kinder-Care     Child Care    1,150    13     79,800    1,087,000
  Learning Centers
La Petite       Child Care      790   170    972,700    8,853,000
  Academy
Other           Child Care       --     1      4,200           --
                                      ---  ---------   ----------
    Total Child Care                  318  2,020,700   23,552,000

CONSUMER ELECTRONICS
--------------------
Best Buy        Electronics     270     3    150,900    1,738,000
Rex Stores      Electronics     230    34    408,300    2,694,000
                                      ---   --------   ----------
    Total Consumer Electronics         37    559,200    4,432,000

(Continued on next page )

(continued)                  Approx. Realty
                              Total  Income   Approx.     Annual-
                              Loca-  Owned   Leasable      ized
                Industry      tions  Loca-    Square       Base
Tenant          Segment        (1)   tions     Feet      Rent (2)
==========      =========    ======= ======  ========  =========
CONVENIENCE STORES
------------------
7-ELEVEN        Convenience  20,240     3      9,700      235,000
Dairy Mart      Convenience   1,020    22     66,500    1,522,000
East Coast Oil  Convenience      40     2      6,400      219,000
Quik Trip       Convenience     330     9     28,800      924,000
The Pantry      Convenience     400    14     34,400    1,333,000
Other           Convenience      --     1      2,100       31,000
                                      ---   --------   ----------
    Total Convenience Stores           51    147,900    4,264,000

HOME FURNISHINGS AND ACCESSORIES
--------------------------------
Aaron Rents     Furnishings     290     6    258,000      888,000
Levitz          Furnishings     130     4    376,400    2,502,000
Linens 'N       Accessories     170     1     46,600      561,000
  Things
                                      ---   --------   ----------
    Total Home Furnishings
      and Accessories                  11    681,000    3,951,000

OFFICE SUPPLIES
---------------
OfficeMax       Supplies        560     3     75,700     854,000
Staples         Supplies        560     2     48,600     456,000
                                      ---   --------   ---------
    Total Office Supplies               5    124,300   1,310,000

PET SUPPLIES
------------
Petco           Pet Supplies    340     1     16,000     253,000
                                      ---   --------   ---------
    Total Pet Supplies                  1     16,000     253,000

RESTAURANTS
-----------
Carvers         Dinner House     90     3     26,600     495,000
Don Pablo's     Dinner House     70     7     60,700     607,000
Other           Dinner House     --    11     88,100     838,000
Golden Corral   Family          460    85    501,200   6,616,000
Sizzler         Family          630     7     37,600     848,000
Other           Family           --     5     33,600     394,000
Hardees         Fast Food     3,100     3     10,300     144,000


Continued on next page

(continued)                  Approx. Realty
                              Total  Income   Approx.     Annual-
                              Loca-  Owned   Leasable      ized
                Industry      tions  Loca-    Square       Base
Tenant          Segment        (1)   tions     Feet      Rent (2)
==========      =========    ======= ======  ========  =========

Taco Bell       Fast Food     4,890    24     54,100   1,502,000
Whataburger     Fast Food       520     9     23,000     616,000
Other           Fast Food        --    14     39,800     778,000
                                      ---   --------  ----------
    Total Restaurants                 168    875,000  12,838,000

TOTAL OTHER     Miscellaneous          12    583,500   4,761,000
                                      ---   --------  ----------

    Totals                            770  5,777,500 $66,072,000
                                      ===  =========  ==========

(1)  Approximate total number of retail locations in operation
(including both corporate owned and franchised locations), based on information provided to the Company by the respective tenants during the first quarter of 1997.

(2) Annualized base rent is calculated by multiplying the monthly contractual base rent as of July 1, 1997 for each of the properties by 12, except that, for the properties under construction, estimated contractual base rent for the first month of the respective leases is used instead of base rent as of July 1, 1997. The estimated contractual base rent for the properties under construction is based upon the estimated acquisition costs of the properties. Annualized base rent does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties.

Of the 770 properties in the portfolio, 763 are single-tenant properties with the remaining being multi-tenant properties. As of July 1, 1997, 759 or over 99% of the 763 single-tenant properties were net leased with an average remaining lease term (excluding extension options) of approximately 8.4 years. The following table sets forth certain information regarding the timing of initial lease term expirations (excluding extension options) on the Company's 759 net leased, single tenant retail properties:

                                                Percent of Total
              Number of         Annualized         Annualized
  Year     Leases Expiring     Base Rent (1)       Base Rent
========   ===============     =============   =================

  1997           11 (2)        $   453,000             0.7%
  1998            6                237,000             0.4
  1999           27              1,213,000             2.0
  2000           33              1,951,000             3.1
  2001           53              3,967,000             6.4
  2002           73              5,874,000             9.5
  2003           68              5,163,000             8.3
  2004          110              8,896,000            14.3
  2005           86              6,049,000             9.7
  2006           29              2,449,000             3.9
  2007           85              5,373,000             8.6
  2008           39              3,174,000             5.1
  2009           12                896,000             1.4
  2010           37              3,037,000             4.9
  2011           31              3,538,000             5.7
  2012           18              2,251,000             3.6
  2013            2                627,000             1.0
  2014            2                265,000             0.4
  2015           25              4,795,000             7.7
  2016            7              1,356,000             2.2
  2017            4                618,000             1.0
  2018            1                 39,000             0.1
              ---------       ------------         -------
  Totals        759 (3)        $62,221,000           100.0%
              =========       ============         =======

(1) Annualized base rent is calculated by multiplying the monthly contractual base rent as of July 1, 1997 for each of the properties by 12, except that, for the properties under construction, estimated contractual base rent for the first month of the respective leases is used instead of base rent as of July 1, 1997. The estimated contractual base rent for the properties under construction is based upon the estimated acquisition costs of the properties. Annualized base rent does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties.

(2) In July 1997, Realty Income entered into lease extensions on four of seven of its La Petite Academy properties that had leases which expired on June 30, 1997. Two of the remaining properties are scheduled to be sold in August 1997 and one was leased to a third party. All of the La Petite Academy lease extensions as well as the third party lease provide for fixed rental payments plus percentage rents based upon unit sales.

(3) The table does not include seven multi-tenant properties and four vacant, unleased single-tenant properties owned by the Company. The lease expirations for properties under construction are based on the estimated date of completion of such properties.


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

Approximately 99% of the properties are leased to tenants under net leases in which the tenant is responsible for property costs and expenses. These features in the leases reduce the Company's exposure to rising expenses due to inflation.

Inflation and increased costs may have an adverse impact on the tenants if increases in the tenant's operating expenses exceed increases in revenue.


PART II.  OTHER INFORMATION
===========================

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Realty Income Corporation was held on May 13, 1997 and continued on May 27, 1997 for the purpose of (i) electing a board of directors and (ii) reincor-poration of the Company in Maryland and related changes to the rights of stockholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

PROPOSAL 1.  The reincorporation of the Company in Maryland and related changes to the rights of stockholders.

             FOR       PERCENTAGE FOR       AGAINST       ABSTAIN
         ----------    --------------      ---------      -------
         11,592,285       50.43%           2,298,601      463,295

PROPOSAL 2.  All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                    Year Term    Shares                 Withhold
                      Expires    Voted For    Percent   Authority
                     ---------   ----------   -------   ---------
Donald R. Cameron       1999     17,673,945    76.88      194,092
William E. Clark        2000     17,672,331    76.88      195,706
Roger P. Kuppinger      1998     17,671,807    76.87      196,230
Thomas A. Lewis         2000     17,669,199    76.86      198,838
Michael D. McKee        1998     17,670,831    76.87      197,206
Willard H Smith Jr      1999     17,667,354    76.85      200,683
Richard J. VanDerhoff   2000     17,670,801    76.87      197,236


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits:

    Exhibit No.     Description
    ===========     ===========

        2.1 Agreement and Plan of Merger between Realty Income Corporation and R.I.C. Advisor, Inc. dated as of April 28, 1995 (incorporated by reference to Appendix A to the Company's definitive Proxy Statement filed
                    September 30, 1995)

        2.2 Agreement and Plan of Merger dated as of May 15, 1997 between Realty Income Corporation, a Delaware corporation, and Realty Income Maryland, Inc., a Maryland Corporation (incorporated by reference to the Company's Form 8-B12B dated July 29, 1997 and incorporated herein by reference)

        3.1         Amended and Restated Certificate of
                    Incorporation of Realty Income Corporation
                    (filed as Exhibit 3.1 to the Company's Form
                    10-Q for the quarter ended September 30, 1994 and incorporated herein by reference)

        3.2         Amended and Restated Bylaws of Realty Income
                    Corporation (filed as Exhibit 3.2 to the
                    Company's 10-Q for the quarter ended
                    September 30, 1995 and incorporated herein by reference)

        3.3         Articles of Incorporation of Realty Income
                    Corporation (filed as Appendix B to the
                    Company's Proxy Statement and incorporated herein by reference)

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

        4.3         First Supplemental Indenture dated as of
                    May 28, 1997 between the Company and The Bank of New York (incorporated by reference to the Company's Form 8-B12B dated July 29, 1997 and incorporated herein by reference)

        4.4         Specimen Stock Certificate for Registrant's
                    Common Stock (incorporated by reference to the Company's Form 8-B12B dated July 29, 1997 and incorporated herein by reference)

       10.1         Revolving Credit Agreement (filed as Exhibit
                    99.2 to the Company's Form 8-K dated
                    December 16, 1994 and incorporated herein by reference)

       10.2 First Amendment to the Revolving Credit Agreement (filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference)

       10.3 Second Amendment to the Revolving Credit Agreement (filed as Exhibit 99.2 to the Company's Form 8-K dated December 19, 1995 and incorporated herein by reference)

       10.4 Third Amendment to the Revolving Credit Agreement (filed as Exhibit 10.4 to the Company's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

       10.5         Fourth Amendment to the Revolving Credit
                    Agreement (filed as Exhibit 10.5 to the
                    Company's Form 10-Q dated March 31, 1997 and incorporated herein by reference)

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

       10.9 First Amendment to the Stock Incentive Plan, dated as of June 12, 1997 (incorporated by reference to the Company's Form 8-B12B dated July 29, 1997 and incorporated herein by reference)

       10.10        Form of Employment Agreement between the
                    Company and its Executive Officers
                    (incorporated by reference to the Company's
                    Form 8-B12B dated July 29, 1997 and
                    incorporated herein by reference)

       27 Financial Data Schedule (electronically filed with the Securities and Exchange Commission only)

    B. One report on Form 8-K was filed by registrant during the quarter for which this report is filed.

        A report on Form 8-K was dated and filed on May 5, 1997 in connection with the issuance of $110,000,000 principal amount of 7.75% notes due 2007.

                            SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    REALTY INCOME CORPORATION



(Signature and Title)          /s/ GARY M. MALINO
Date: August 13, 1997          ----------------------------------
                               Gary M. Malino, Vice President
                               Chief Financial Officer (Principal
                               Financial and Accounting Officer)




                          EXHIBIT INDEX



Exhibit No.     Description                                  Page
===========     ===========                                  ----

    27          Financial Data Schedule (electronically
                filed with the Securities and Exchange
                Commission only)............................   37