Form 10-Q
period 1997-09-30
REALTY INCOME CORP
filed 1997-11-12
CIK 726728

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
                            =========

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended SEPTEMBER 30, 1997, or
                                       ==================

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

                       YES [X]     NO [ ]


There were 25,698,664 shares of common stock outstanding as of November 10, 1997.

                   REALTY INCOME CORPORATION

                            Form 10-Q
                       September 30, 1997

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

Item 2:  Management's Discussion And Analysis Of
         Financial Condition And Results Of Operations......13-34


PART II. OTHER INFORMATION
==========================

Item 6:  Exhibits and Reports on Form 8-K...................34-35


SIGNATURE...................................................   35


EXHIBIT INDEX...............................................   36


EXHIBITS....................................................   37

PART I.  FINANCIAL INFORMATION
 ==============================

ITEM 1.  FINANCIAL STATEMENTS

            REALTY INCOME CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets
                    ===========================
             September 30, 1997 And December 31, 1996
          (dollars in thousands, except per share data)

                                            1997
                                       (Unaudited)        1996
                                       ===========     =========

ASSETS
Real estate, at cost:
  Land                                   $ 204,807     $ 165,598
  Buildings and improvements               469,301       398,942
                                         ---------     ---------
                                           674,108       564,540
  Less - accumulated depreciation
    and amortization                      (147,677)     (138,307)
                                         ---------     ---------
    Net real estate                        526,431       426,233

Cash and cash equivalents                    6,198         1,559
Accounts receivable                          1,599         1,905
Due from affiliates                            348           383
Other assets                                 2,782         2,183
Goodwill, net                               21,132        21,834
                                         ---------     ---------
    TOTAL ASSETS                         $ 558,490     $ 454,097
                                         =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                    $   3,622     $   3,619
Accounts payable and accrued expenses        4,250         1,172
Other liabilities                            6,184         5,065
Line of credit payable                      67,600        70,000
Notes payable                              110,000            --
                                         ---------     ---------
    TOTAL LIABILITIES                      191,656        79,856
                                         ---------     ---------




Continued on next page

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
             September 30, 1997 And December 31, 1996
          (dollars in thousands, except per share data)

                                            1997
                                       (Unaudited)        1996
                                       ===========     =========

Stockholders' equity
Preferred stock, par value
  $1.00 per share, 20,000,000 shares
  authorized, no shares issued
  or outstanding                                --            --
Common stock, par value $1.00 per
  share, 100,000,000 shares
  authorized, 22,998,664 and 22,979,537
  shares issued and outstanding in
  1997 and 1996, respectively               22,999        22,980
Capital in excess of par value             516,447       516,004
Accumulated distributions
  in excess of net income                 (172,612)     (164,743)
                                         ---------     ---------
    TOTAL STOCKHOLDERS' EQUITY             366,834       374,241
                                         ---------     ---------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY               $ 558,490     $ 454,097
                                         =========     =========


















   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements Of Income
                =================================
 For the three and nine months ended September 30, 1997 and 1996
          (dollars in thousands, except per share data)
                           (Unaudited)

                        Three       Three        Nine        Nine
                       Months      Months      Months      Months
                        Ended       Ended       Ended       Ended
                      9/30/97     9/30/96     9/30/97     9/30/96
                    =========   =========   =========   =========

REVENUE
  Rental             $ 16,801   $  13,777   $  48,256   $  41,106
  Interest                 34          27         161          77
  Other                     8          36          29          71
                    ---------   ---------   ---------   ---------
                       16,843      13,840      48,446      41,254
                    ---------   ---------   ---------   ---------

EXPENSES
  Depreciation and
    amortization        4,706       4,052      13,654      12,175
  General and
    administrative      1,338       1,272       3,923       3,870
  Property                409         397       1,262       1,256
  Interest              2,450         497       5,771       1,502
  Provision for
    impairment losses      70          --         140         323
                    ---------   ---------   ---------   ---------
                        8,973       6,218      24,750      19,126
                    ---------   ---------   ---------   ---------

Income from operations  7,870       7,622      23,696      22,128
Gain on sales of
  properties              596         268       1,023       1,226
                    ---------   ---------   ---------   ---------
NET INCOME           $  8,466    $  7,890   $  24,719   $  23,354
                   ==========  ==========  ==========  ==========

Net income per share $   0.37    $   0.34   $    1.08   $    1.02
                   ==========  ==========  ==========  ==========

Weighted average
  number of shares
  outstanding      22,999,536  22,977,501  22,993,205  22,976,974
                   ==========  ==========  ==========  ==========


   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
      For the nine months ended September 30, 1997 and 1996
                     (dollars in thousands)
                           (Unaudited)

                                            1997          1996
                                         =========     =========

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                               $  24,719     $  23,354
Adjustments to net income:
  Depreciation and amortization             13,654        12,175
  Provision for impairment losses              140           323
  Gain on sales of properties               (1,023)       (1,226)
  Change in assets and liabilities:
    Accounts receivable and
      other assets                             901         1,060
    Accounts payable, accrued
      expenses and other liabilities         4,677           (31)
                                         ---------     ---------
    Net cash provided by
      operating activities                  43,068        35,655
                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of properties            3,858         3,645
Acquisition of and additions
  to properties                           (114,190)      (19,984)
                                         ---------     ---------
    Net cash used in
      investing activities                (110,332)      (16,339)
                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of distributions                  (32,586)      (37,337)
Proceeds from notes issued                 109,152            --
Increase in other assets                      (286)           --
Proceeds from line of credit                92,400        33,300
Payment of line of credit                  (94,800)       (2,700)
Payments to the defined benefit
  pension plan                              (2,223)           --
Payment of notes payable                        --       (12,597)
Proceeds from stock issued                     246            --
Stock offering costs                            --          (188)
                                         ---------     ---------
    Net cash provided by (used in)
      financing activities                  71,903       (19,522)
                                         ---------     ---------

(Continued on next page)

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
      For the nine months ended September 30, 1997 And 1996
                     (dollars in thousands)
                           (Unaudited)

                                            1997          1996
                                         =========     =========
Net increase (decrease) in
  cash and cash equivalents                  4,639          (206)
Cash and cash equivalents,
  beginning of period                        1,559         1,650
                                         ---------     ---------
Cash and cash equivalents,
  end of period                          $   6,198     $   1,444
                                         =========     =========


For supplemental disclosures, see note 8.



























   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
            Notes To Consolidated Financial Statements
            ==========================================
                        September 30, 1997
                           (Unaudited)

1.  Management Statement and General
------------------------------------

The consolidated financial statements of Realty Income Corporation ("Realty Income" or the "Company") were prepared from the books and records of the Company without audit or verification and in the opinion of management include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to the audited financial statements of the Company for the year ended December 31, 1996, which are included in the Company's 1996 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.  Credit Facility
-------------------

The Company has a $130 million, revolving, unsecured acquisition credit facility that expires in November 1999. As of September 30, 1997 and December 31, 1996, the outstanding balance on the credit facility was $67.6 million and $70.0 million, respectively, with an effective interest rate of approximately 6.94% and 6.85%, respectively. A commitment fee of 0.15%, per annum, accrues on the average amount of the unused available credit commitment.

For the nine months ended September 30, 1997 and 1996, interest of $135,000 and $91,000, respectively, was capitalized on properties under construction. For the three months ended September 30, 1997 and 1996, interest of $53,000 and $51,000 was so capitalized.

3.  Properties
--------------

At September 30, 1997, the Company owned a diversified portfolio of 795 properties in 42 states. Of the Company's properties, 788 are single tenant properties with the remaining properties being multi-tenant properties. At September 30, 1997, seven properties were vacant and available for lease.

During the first nine months of 1997, the Company acquired 64 retail properties located in 24 states at an aggregate cost of approximately $112.9 million (excluding the estimated unfunded development costs totaling $2.1 million on properties under construction). The company also invested $3.1 million in properties acquired in 1996, which were under development.

           1997 ACQUISITION ACTIVITY THROUGH SEPTEMBER 30TH

                                                        Total
                                                        Invested
                                                        through
Tenant          Industry           City/State           9/30/97
============    ===========        ============      ============
1ST QUARTER
-----------
Aaron Rents     Home Furnishings   Arlington, TX      $ 1,849,000
Aaron Rents     Home Furnishings   Cedar Park, TX       1,080,000
Aaron Rents     Home Furnishings   Houston, TX          1,554,000
Barnes & Noble  Book Store         Tampa, FL            4,696,000
Econo Lube      Auto Service       Durham, NC             624,000
Econo Lube      Auto Service       Greensboro, NC         603,000
Econo Lube      Auto Service       Charleston, SC         511,000
Econo Lube      Auto Service       Columbia, SC           638,000
Econo Lube      Auto Service       Greenville, SC         500,000
Jiffy Lube      Auto Service       Springboro, OH         714,000
OfficeMax       Office Supplies    Lakewood, CA         4,497,000

2ND QUARTER
-----------
Aaron Rents     Home Furnishings   Ridgeland, MS        1,051,000
Aaron Rents     Home Furnishings   Memphis, TN          2,236,000
Aaron Rents     Home Furnishings   Webster, TX            821,000
Best Buy        Consumer
                 Electronics       Smyrna, GA           4,184,000
Econo Lube      Auto Service       Denver, CO             723,000
Econo Lube (1)  Auto Service       Duluth, GA             360,000
Econo Lube (1)  Auto Service       Garner, NC             354,000
Econo Lube      Auto Service       Pineville, NC          559,000
Jiffy Lube(1)   Auto Service       Brentwood, TN          317,000
Linens 'N
 Things         Home Accessories   Omaha, NE            5,907,000
OfficeMax       Office Supplies    Hutchinson, KS       1,974,000
OfficeMax       Office Supplies    Salina, KS           2,070,000
Petco           Pet Supplies       Dickson City, PA     2,539,000
QuikTrip        Convenience Store  Dunwoody, GA         1,270,000
QuikTrip        Convenience Store  Lithonia, GA         1,163,000
QuikTrip        Convenience Store  Mableton, GA           847,000
QuikTrip        Convenience Store  Norcross, GA         1,035,000
QuikTrip        Convenience Store  Stone Mountain, GA   1,062,000
QuikTrip        Convenience Store  Godfrey, IL          1,108,000
QuikTrip        Convenience Store  Granite City, IL     1,100,000
QuikTrip        Convenience Store  Madison, IL            799,000
QuikTrip        Convenience Store  Tulsa, OK              635,000
Speedy Brake    Auto Service       Southington, CT        898,000
Speedy Brake    Auto Service       Billerica, MA          861,000


Continued on next page

(continued)                                             Total
                                                        Invested
                                                        through
Tenant          Industry           City/State           9/30/97
============    ===========        ============      ============
Staples         Office Supplies    Helena, MT           2,067,000
Staples         Office Supplies    New Philadelphia, OH 2,377,000

3RD QUARTER
-----------
Bob's Stores    Apparel Store      Danbury, CT          7,297,000
Bob's Stores    Apparel Store      Westbury, NY        10,287,000
East Coast Oil  Convenience Store  Midlothian, VA         627,000
Econo Lube (1)  Auto Service       Flagstaff, AZ          182,000
Econo Lube (1)  Auto Service       Midwest City, OK       129,000
Econo Lube (1)  Auto Service       The Village, OK        147,000
Econo Lube      Auto Service       Houston, TX            636,000
Hollywood Video Video Rental       Birmingham, AL       1,256,000
Hollywood Video Video Rental       Tulsa, OK            1,323,000
Hollywood Video Video Rental       Columbia, TN         1,182,000
Hollywood Video Video Rental       Jackson, TN          1,238,000
Hollywood Video Video Rental       Murfreesboro, TN     1,292,000
Hollywood Video Video Rental       Smyrna, TN           1,138,000
Hollywood Video Video Rental       Beaumont, TX         1,126,000
Hollywood Video Video Rental       Lubbock, TX          1,124,000
Jiffy Lube      Auto Service       Newport, KY            612,000
Jiffy Lube      Auto Service       Cincinnati, OH         493,000
Jiffy Lube      Auto Service       Fairfield, OH          558,000
Jiffy Lube      Auto Service       Milford, OH            623,000
Jiffy Lube      Auto Service       Nashville, TN          569,000
Just For Feet   Shoe Store         Houston, TX          3,396,000
Linens 'N
 Things         Home Accessories   Danbury, CT          4,240,000
Linens 'N
 Things         Home Accessories   Henderson, NV        4,371,000
Linens 'N
 Things         Home Accessories   Spring, TX           3,596,000
OfficeMax       Office Supplies    Riverside, CA        3,070,000
OfficeMax       Office Supplies    Westbury,  NY        6,170,000
Speedy Brake    Auto Service       Akron, OH              599,000
                                                     ------------
Properties acquired in 1997                           112,864,000

Funding in 1997 of buildings under
  development on land acquired in 1996                  3,105,000

Capitalized expenditures relating
  to existing properties                                   22,000
                                                     ------------
    TOTAL INVESTED                                   $115,991,000
                                                     ============

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

4.  Gain on Sales of Properties
-----------------------------------

For the nine months ended September 30, 1997, the Company sold nine properties (six restaurant, one multi-tenant and two child care centers) for a total of $3.9 million and recognized a gain of $1.0 million. For the nine months ended September 30, 1996, the Company sold five properties (four restaurant and one multi-tenant) for $3.6 million and recognized a gain of $1.2 million.

For the three months ended September 30, 1997, the Company sold two properties (one child care and one restaurant) for $1.0 million and recognized a gain of $596,000. For the three months ended
September 30, 1996, the company sold three properties (two restaurant and one multi-tenant) for $1.4 million and recognized a gain of $268,000.

5.  Distributions Paid And Payable
----------------------------------

During the nine months ended September 30, 1997, the Company paid nine monthly distributions of $0.1575 per share, totaling $1.4175 per share. For the nine months ended September 30, 1996, the Company paid nine monthly distributions of $0.155 per share, totaling $1.395 per share and paid a special distribution of $0.23 per share in January 1996. As of September 30, 1997, a distribution of $0.1575 per share was declared and payable.

6.  Notes Payable
-----------------

On May 6, 1997 Realty Income issued $110 million of 7.75% unsecured notes due May 2007 (the "Notes"). The Notes were sold at 99.929% of par for a yield to the investors of 7.76%. After taking into effect the $1.1 million gain realized on the treasury interest rate lock agreement (see note 7), the effective interest rate to the Company on the Notes is 7.62%. The net proceeds from the sale of the Notes were used to repay $93.7 million of outstanding borrowings under the Company's credit facility and to acquire properties. Interest on the Notes is payable semiannually each May and November, commencing November 1997. Currently, there is no formal trading market for the Notes and the Company has not and does not intend to list the Notes on any security exchange.

7.  Derivative Financial Instrument
-----------------------------------

The Company had a derivative financial instrument and did not use it for trading purposes. The derivative financial instrument was used to manage a well-defined interest rate risk.

In December 1996, the Company entered into a treasury interest rate lock agreement to hedge against rising interest rates applicable to the debt offering described in note 6. Under the interest rate lock agreement, the Company was to receive or make a payment based on the differential between a specified interest rate (6.537%) and the actual 10-year treasury interest rate on notional principal amount of $90 million, at the end of six months. Based on the 10-year treasury interest rate at May 1, 1997, the Company realized a $1.1 million gain on the agreement, which was received in June 1997. The gain on the agreement is being amortized over 10 years (the life of the Notes) as an offset to interest expense.

8.  Supplemental Disclosure of Cash Flow Information
----------------------------------------------------

Interest paid during the first nine months of 1997 and 1996 was $2.3 million and $1.1 million respectively.

The following non-cash investing and financing activities are included in the accompanying financial statements:

A. In 1997, the acquisition of three properties resulted in the following (dollars in thousands):

Increases in:
  Land                                  $1,724
  Building                                  77
  Other liabilities                      1,801

B. In 1997, the Company granted shares of stock resulting in the following (dollars in thousands):

Increases in:
  Other assets                            $216
  Common Stock                               9
  Capital in excess of par                 207

9.  Subsequent Event
--------------------

On October 15, 1997, the Company issued 2,700,000 shares of common stock at a price of $27.00 per share.

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


GENERAL
=======

Realty Income Corporation, a Maryland corporation (the "Company" or "Realty Income"), is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") that acquires and manages net leased retail properties. As of September 30, 1997, the Company owned a diversified portfolio of 795 properties located in 42 states with over 6.1 million square feet of leasable space. Of the 795 properties in the portfolio, 788 are single-tenant properties with the remainder being multi-tenant properties. As of September 30, 1997, 782 or over 99% of the 788 single-tenant properties were net leased with an average remaining lease term (excluding extension options) of approximately 8.5 years.

Realty Income adheres to a focused strategy of acquiring freestanding, single-tenant, retail properties leased to regional and national retail chains under long-term, net lease agreements. The Company typically acquires and then leases back, retail store locations from retail chain store operators, providing capital to the operators for continued expansion and other purposes. Realty Income's acquisition and investment activities are concentrated in highly specific target markets and focus on middle-market retailers providing goods and services which satisfy basic consumer needs. The Company's net lease agreements generally are for initial terms of 10 to 20 years, require the tenant to pay a minimum monthly rent and property operating expenses (taxes, insurance and maintenance), and provide for future rent increases (typically subject to ceilings) based on increases in the consumer price index or additional rent calculated as a percentage of tenant's gross sales above a specific level.

Since 1970 and through August 31, 1997, Realty Income has acquired and leased back to regional and national retail chains 744 properties (including 31 properties that have been sold) and has collected approximately 98% of the original contractual rent obligation on these properties. Realty Income believes that the long-term ownership of an actively managed, diversified portfolio of retail properties leased under long-term, net lease agreements can produce consistent, predictable income and the potential for long-term capital appreciation. Management believes that long-term leases, coupled with tenants assuming responsibility for property expenses under the net lease structure, generally produce a more predictable income stream than many other types of real estate portfolios.

The Company is a fully integrated real estate company with in-house acquisition, leasing, legal, financial underwriting, portfolio management and capital markets expertise. The five senior officers of the Company, who have each managed the Company's properties and operations for between seven and 12 years, owned approximately 0.9% of the Company's outstanding common stock, as of November 10, 1997. The directors and five senior officers of the Company, as a group, owned approximately 3.2% of the Company's outstanding common stock, as of November 10, 1997. Realty Income had 44 employees as of
November 10, 1997.

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

The Company's portfolio management focus includes: (i) contractual rent increases on existing leases; (ii) rental increases at the termination of existing leases when market conditions permit; and
(iii) the active management of the Company's property portfolio, including selective sales of properties. The Company generally pursues the acquisition of additional properties under long-term, net lease agreements with initial contractual base rent which, at the time of acquisition and as a percentage of acquisition costs, is in excess of the Company's estimated cost of capital.

   Other Information
    -----------------

Thomas A. Lewis succeeded William E. Clark as Chief Executive Officer of the Company in May 1997. Mr. Lewis has been an officer of the Company since 1987 and has served as the Vice Chairman of the Board of Directors since 1994. Mr. Clark has continued as Chairman of the Board of Directors.

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

The Company anticipates that the year 2000 date issue will not adversely affect its current software or computers and will only minimally impact its consolidated financial position and results of operations.


LIQUIDITY AND CAPITAL RESOURCES
===============================

    Cash Reserves
    -------------

Realty Income was organized for the purpose of operating as an equity REIT which acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. The Company intends to retain an appropriate amount of cash as working capital reserves. At September 30, 1997, the Company had cash and cash equivalents totaling $6.2 million.

Management believes that the Company's cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet its liquidity needs for the foreseeable future.


    Capital Funding
    ---------------

On October 15, 1997, Realty Income issued 2,700,000 shares of common stock at a price of $27.00 per share ("the Stock Offering"). The net proceeds were used to repay borrowings of $62.6 million under the acquisition credit facility and to acquire properties. These borrowings under the acquisition credit facility were used to acquire properties during June 1997 through September 1997.

On May 6, 1997, Realty Income issued $110 million of 7.75% notes due May 2007 (the "Notes"). The Notes were sold at 99.929% of par for a yield to the investors of 7.76%. After taking into effect the gain of $1.1 million realized on the treasury interest rate lock agreement, which is described in the next paragraph, the effective interest rate on the Notes to the Company is 7.62%. The net proceeds from the sale of the Notes were used to repay $93.7 million of outstanding borrowings under the Company's credit facility and to acquire properties. Interest on the Notes is payable semiannually each May and November, commencing November 1997. Currently, there is no formal trading market for the Notes and the Company has not listed and does not intend to list the Notes on any securities exchange.

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

During the fourth quarter of 1996, the Company received investment grade senior unsecured debt ratings from Duff & Phelps Rating Company, Moody's Investor Services, Inc. and Standard and Poor's Credit Rating Group, of BBB, Baa3, and BBB-, respectively. These ratings are subject to change based upon, among other things, the Company's results of operations and financial condition.

Realty Income has a $130 million, revolving, unsecured acquisition credit facility that expires in November 1999. The credit facility currently bears interest at 1.25% over the London Interbank Offered Rate ("LIBOR") and offers the Company other interest rate options. As of November 10, 1997, the full $130 million of borrowing capacity was available to the Company under the acquisition credit facility. On October 15, 1997, the net proceeds from the Stock Offering were used to repay outstanding borrowings under the credit facility. This credit facility has been and is expected to be used to acquire additional retail properties leased to national and regional retail chains under long term lease agreements. Any additional borrowings will increase the Company's exposure to interest rate risk.

Realty Income expects to meet its long-term capital needs for the acquisition of properties through the issuance of public or private debt or equity. In August 1997, the Company filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $300 million in value of common stock, preferred stock or debt securities. Approximately $72.9 million in value of common stock and debt securities has been issued under the universal shelf registration statement through November 10, 1997.

    Property Acquisitions
    ---------------------

During the first nine months of 1997, Realty Income acquired 64 retail properties located in 24 states for $112.9 million (excluding the estimated unfunded development costs of $2.1 million on properties under construction at September 30, 1997) and selectively sold nine properties, increasing the number of properties in its portfolio to
795. The 64 properties acquired will contain approximately 969,700 leasable square feet and are 100% leased under net leases, with an average initial lease term of 14.7 years. The weighted average annual unleveraged return on the cost of the 64 properties (including the estimated unfunded development cost of the nine properties under development) is estimated to be 10.30%, computed as estimated contractual net operating income (which in the case of a net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by total acquisition and estimated development costs. Since it is possible that a tenant could default on the payment of contractual rent, no assurance can be given that the actual return on the cost of the 64 properties acquired in 1997 will not differ from the foregoing percentage.

Of the properties acquired during the first nine months of 1997, 58 were occupied as of November 1, 1997 and the remaining six were pre-leased and under construction pursuant to contracts under which the tenant has agreed to develop the properties (with development costs funded by the Company) and to begin paying rent when the premises open for business. All of the properties acquired in 1997, including the properties under development, are leased with initial terms of 10 to 20 years.

During the first nine months of 1997, the Company also invested $3.1 million in development properties acquired in 1996 and $22,000 in two existing property in its portfolio.

           1997 ACQUISITION ACTIVITY THROUGH SEPTEMBER 30TH

                                                  Initial Approx.
                                                   Lease Leasable
                                                    Term   Square
Tenant          Industry          City / State    (Years)    Feet
------          --------          ------------    ------- -------

1st Quarter
-----------
Aaron Rents     Home Furnishings Arlington, TX       10.0  68,100
Aaron Rents     Home Furnishings Cedar Park, TX      10.0  23,300
Aaron Rents     Home Furnishings Houston, TX         10.0  70,300
Barnes & Noble  Book Store       Tampa, FL           14.2  30,000
Econo Lube      Auto Service     Durham, NC          15.0   2,800
Econo Lube      Auto Service     Greensboro, NC      15.0   2,400
Econo Lube      Auto Service     Charleston, SC      15.0   2,800
Econo Lube      Auto Service     Columbia, SC        15.0   2,800
Econo Lube      Auto Service     Greenville, SC      15.0   2,800
Jiffy Lube      Auto Service     Springboro, OH      20.0   2,400
OfficeMax       Office Supplies  Lakewood, CA        14.6  28,700

2nd Quarter
-----------
Aaron Rents     Home Furnishings  Ridgeland, MS      10.0  22,300
Aaron Rents     Home Furnishings  Memphis, TN        10.0  51,500
Aaron Rents     Home Furnishings  Webster, TX        10.0  22,600
Best Buy        Consumer
                   Electronics    Smyrna, GA         20.0  46,100
Econo Lube      Auto Service      Denver, CO         15.0   2,800
Econo Lube (1)  Auto Service      Duluth, GA         15.0   2,800
Econo Lube (1)  Auto Service      Garner, NC         15.0   2,800
Econo Lube      Auto Service      Pineville, NC      15.0   2,800
Jiffy Lube (1)  Auto Service      Brentwood, TN      20.0   2,000
Linens 'N
   Things       Home Accessories  Omaha, NE          15.8  46,600
OfficeMax       Office Supplies   Hutchinson, KS     15.0  23,500
OfficeMax       Office Supplies   Salina, KS         15.0  23,500
Petco           Pet Supplies      Dickson City, PA   14.7  16,000
QuikTrip        Convenience Store Dunwoody, GA       11.3   3,200
QuikTrip        Convenience Store Lithonia, GA       18.3   3,200
QuikTrip        Convenience Store Mableton, GA       17.4   3,200
QuikTrip        Convenience Store Norcoss, GA        17.4   3,200
QuikTrip        Convenience Store Stone Mountain, GA 11.3   3,200
QuikTrip        Convenience Store Godfrey, IL        13.3   3,200
QuikTrip        Convenience Store Granite City, IL   13.3   3,200
QuikTrip        Convenience Store Madison, IL        13.3   3,200
QuikTrip        Convenience Store Tulsa, OK          11.3   3,200
Speedy Brake    Auto Service      Southington, CT    15.1   5,300
Speedy Brake    Auto Service      Billerica, MA      15.0   5,000

(continued on next page)

(continued)                                       Initial Approx.
                                                   Lease Leasable
                                                    Term   Square
Tenant          Industry          City / State    (Years)    Feet
------          --------          ------------    ------- -------

Staples         Office Supplies   Helena, MT         14.7  24,600
Staples         Office Supplies   New Philadel-
                                     phia, OH        14.9  24,000

3rd Quarter
-----------
Bob's Stores    Apparel Store     Danbury, CT        15.3  50,000
Bob's Stores    Apparel Store     Westbury, NY       19.3  48,100
East Coast Oil  Convenience Store Midlothian, VA     15.0   2,400
Econo Lube (1)  Auto Service      Flagstaff, AZ      15.0   2,800
Econo Lube (1)  Auto Service      Midwest City, OK   15.0   2,800
Econo Lube (1)  Auto Service      The Village, OK    15.0   2,800
Econo Lube      Auto Service      Houston, TX        15.0   2,600
Hollywood Video Video Rental      Birmingham, AL     14.7   7,500
Hollywood Video Video Rental      Tulsa, OK          13.2   8,500
Hollywood Video Video Rental      Columbia, TN       14.2   7,500
Hollywood Video Video Rental      Jackson, TN        15.0   7,500
Hollywood Video Video Rental      Murfreesboro, TN   14.6   7,500
Hollywood Video Video Rental      Smyrna, TN         14.6   7,500
Hollywood Video Video Rental      Beaumont, TX       13.9   7,500
Hollywood Video Video Rental      Lubbock, TX        15.0   7,500
Jiffy Lube      Auto Service      Newport, KY        14.5   2,700
Jiffy Lube      Auto Service      Cincinnati, OH     14.4   2,700
Jiffy Lube      Auto Service      Fairfield, OH      14.5   2,800
Jiffy Lube      Auto Service      Milford, OH        10.6   2,200
Jiffy Lube      Auto Service      Nashville, TN      17.9   2,100
Just For Feet   Shoe Store        Houston, TX        15.0  16,000
Linens 'N
 Things         Home Accessories  Danbury, CT        15.3  49,900
Linens 'N
 Things         Home Accessories  Henderson, NV      19.3  37,700
Linens 'N
 Things         Home Accessories  Spring, TX         19.3  36,000
OfficeMax       Office Supplies   Riverside, CA      14.2  30,000
OfficeMax       Office Supplies   Westbury,  NY      13.6  20,200
Speedy Brake    Auto Service      Akron, OH          15.4   5,500
                                                    ----- -------
Average / Total                                      14.7 969,700
                                                    ===== =======

(1) The Company acquired these properties as undeveloped land and as of November 1, 1997 was funding construction and other costs related to the development of the properties by the tenants. The tenants have entered into leases with the Company covering these properties and are contractually obligated to complete construction on a timely basis and to pay construction cost overruns to the extent they exceed the construction budget by more than a predetermined percentage.

   Distributions
    -------------

Cash distributions paid during the first nine months of 1997 and 1996 were $32.6 million and $37.3 million, respectively. The 1996 cash distributions include a special distribution of $5.3 million in January 1996.

During the nine months ended September 30, 1997, the Company paid nine monthly distributions of $0.1575 per share, totaling $1.4175 per share. For the nine months ended September 30, 1996, the Company paid nine monthly distributions of $0.155 per share totaling $1.395 per share and a special distribution of $0.23 per share in January 1996. In September and October 1997, the Company declared two distributions of $0.1575 per share which were paid on October 15, 1997 and will be paid on November 17, 1997, respectively.


FUNDS FROM OPERATIONS ("FFO")
=============================

FFO for the third quarter of 1997 was $12.6 million versus $11.7 million during the third quarter of 1996, an increase of $951,000 or 8.2%. FFO for the nine months ended September 30, 1997 was $37.4 million versus $34.6 million during the comparable period of 1996, an increase of $2.8 million or 8.2%.

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

The following is a reconciliation of net income to FFO, distributions paid and weighted average number of shares outstanding for the third quarter of 1997 and 1996 (dollars in thousands):

                                           1997          1996
                                        =========     =========
Net income                              $  8,466      $  7,890
Plus depreciation and amortization         4,706         4,052
Plus provision for impairment losses          70            --
Less depreciation of furniture,
  fixtures and equipment and
  amortization of organization costs         (36)          (15)
Less gain on sales of properties            (596)         (268)
                                        ---------     ---------
Total Funds From Operations             $ 12,610      $ 11,659
                                        =========     =========

(Continued on next page)

(continued)

Cash Distributions Paid                 $ 10,864      $ 10,684
FFO in excess of Cash Distributions     $  1,746      $    975
Weighted average number of shares
  outstanding                         22,999,536    22,977,501

The following is a reconciliation of net income to FFO, distributions paid and weighted average number of shares outstanding for the nine months ended September 30, 1997 and 1996 (dollars in thousands):

                                           1997          1996
                                        =========     =========
Net income                              $ 24,719      $ 23,354
Plus depreciation and amortization        13,654        12,175
Plus provision for impairment losses         140           323
Less depreciation of furniture,
  fixtures and equipment and
  amortization of organization costs         (60)          (40)
Less gain on sales of properties          (1,023)       (1,226)
                                        ---------     ---------
Total Funds From Operations             $ 37,430      $ 34,586
                                        =========     =========
Regular Cash Distributions Paid         $ 32,586      $ 32,052
FFO in excess of Regular Distributions  $  4,844      $  2,534
Special Cash Distributions Paid               --      $  5,285
Weighted average number of shares
  outstanding                          22,993,205    22,976,974

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


RESULTS OF OPERATIONS
=====================

The following is a comparison of the three and nine months ended
September 30, 1997 to the three and nine months ended
September 30, 1996.

Rental revenue was $16.8 million for the quarter ended
September 30, 1997 versus $13.8 million for the comparable quarter in 1996, an increase of $3.0 million. The increase in rental revenue was primarily due to the acquisition of 62 properties during 1996 and 64 properties during the first nine months of 1997 (the "New
Properties".)

The New Properties generated revenue of $3.0 million in the third quarter of 1997 compared to $99,000 in the third quarter of 1996, an increase of $2.9 million. At November 1, 1997 annualized contractual lease payments on the New Properties are approximately $17.9 million (excluding estimated rent from six properties under development and any percentage rents).

Rental revenue was $48.3 million for the nine months ended
September 30, 1997 versus $41.1 million for the comparable nine months in 1996, an increase of $7.2 million. The increase in rental revenue was primarily due to the New Properties which generated revenue of $6.8 million in the first nine months of 1997 compared to $165,000 during the first nine months of 1996, an increase of $6.7 million.

Of the 795 properties in the portfolio as of September 30, 1997, 788 are single-tenant properties with the remaining properties being multi-tenant properties. As of September 30, 1997, 782 or over 99% of the 788 single-tenant properties were net leased with an average remaining lease term (excluding extension options) of approximately
8.5 years. At September 30, 1997, 781 or over 99% of the Company's 788 single tenant properties had leases which provide for increases in rents through: (i) base rent increases tied to a consumer price index with adjustment ceilings; (ii) overage rent based on a percentage of the tenants' gross sales or (iii) fixed increases. Some leases contain more than one of these clauses. Percentage rent, which is included in rental revenue, was $216,000 during the third quarter of 1997 and $247,000 for the comparable quarter in 1996. Percentage rent during the first nine months of 1997 and 1996 was $586,000 and $567,000, respectively.

Same store rents generated on 668 properties owned during all of both the third quarter of 1997 and 1996 increased by $253,000 or 1.9%, to $13.74 million from $13.49 million. Same store rents generated on the same 668 properties owned during all of both the first nine months of 1997 and 1996 increased by $679,000 or 1.7%, to $41.05 million from $40.38 million.

The following table represents Realty Income's rental revenue by industry for the third quarter ended September 30, 1997 and 1996
(dollars in thousands):

                                  Three Months Ended
                     -------------------------------------------
                      September 30, 1997     September 30, 1996
                     --------------------   --------------------
                      Rental    Percentage   Rental    Percentage
Industry              Revenue    of Total    Revenue    of Total
=================== =========== ========== =========== ==========
Apparel Stores       $    14       0.1%     $    --        --%
Automotive Parts       1,390       8.3        1,348       9.8
Automotive Service     1,110       6.6          669       4.9
Book Stores              121       0.7           --        --
Child Care             5,997      35.7        5,877      42.7
Consumer Electronics   1,148       6.8           10       0.1
Convenience Stores     1,048       6.2          666       4.8
Home Furnishings         986       5.9          624       4.5
Office Supplies          357       2.1           --        --
Pet Supplies              63       0.4           --        --
Restaurants            3,298      19.6        3,407      24.7
Shoe Stores               24       0.1           --        --
Video Rental              36       0.2           --        --
Other                  1,209       7.3        1,176       8.5
                    --------     ------    --------     ------
Total               $ 16,801     100.0%    $ 13,777     100.0%
                    ========     ======    ========     ======

The following table represents Realty Income's rental revenue by industry for the nine months ended September 30, 1997 and 1996
(dollars in thousands):

                                  Nine Months Ended
                     -------------------------------------------
                      September 30, 1997     September 30, 1996
                     --------------------   --------------------
                      Rental    Percentage   Rental    Percentage
Industry              Revenue    of Total    Revenue    of Total
=================== =========== ========== =========== ==========

Apparel  Stores      $    14        --%     $    --        --%
Automotive Parts       4,295       8.9        4,186      10.2
Automotive Service     3,008       6.2        1,910       4.6
Book Stores              273       0.6           --        --
Child Care            17,776      36.8       17,413      42.4
Consumer Electronics   3,262       6.8           10        --
Convenience Stores     2,650       5.5        1,959       4.8
Home Furnishings       2,529       5.2        1,872       4.5
Office Supplies          596       1.2           --        --
Pet Supplies              71       0.1           --        --

(Continued on next page)

(continued)                      Nine Months Ended
                     -------------------------------------------
                      September 30, 1997     September 30, 1996
                     --------------------   --------------------
                      Rental    Percentage   Rental    Percentage
Industry              Revenue    of Total    Revenue    of Total
=================== =========== ========== =========== ==========
Restaurants           10,066      20.9       10,186      24.8
Shoe Stores               24       0.1           --        --
Video Rental              36       0.1           --        --
Other                  3,656       7.6        3,570       8.7
                    --------     ------    --------     ------
Total               $ 48,256     100.0%    $ 41,106     100.0%
                    ========     ======    ========     ======

Unleased properties are a factor in determining gross revenue generated and property costs incurred by the Company. At
September 30, 1997, the Company had seven properties (one of which is a multi-tenant property) that were not under lease as compared to eight at September 30, 1996. At September 30, 1997, 788 or over 99% of the 795 properties in the portfolio were under lease agreements with third party tenants.

Interest and other revenue during the third quarter of 1997 and 1996 totaled $42,000 and $63,000, respectively. The decrease of $21,000 was due to lower average cash and cash equivalent balances in the third quarter of 1997. Interest and other revenue for the first nine months of 1997 and 1996 totaled $190,000 and $148,000, respectively, an increase of $42,000. The increase in the first nine months of 1997 was primarily due to interest earned on bond offering proceeds in excess of the $93.7 million used to payoff the credit facility in May 1997. These proceeds were invested in new properties during May and June 1997.

Depreciation and amortization was $4.7 million in the third quarter of 1997 versus $4.1 million for the comparable quarter in 1996 and $13.7 million for the nine months ended September 30, 1997 versus $12.2 million for the comparable nine months in 1996. The increase in 1997 was primarily due to depreciation of the New Properties.

General and administrative expenses increased by $66,000 to $1.34 million in the third quarter of 1997 versus $1.27 million in 1996. The increase in general and administrative expenses was primarily due to an increase in property acquisition expenses. General and administrative expenses as a percentage of revenue decreased to 7.9% in the third quarter of 1997 as compared to 9.2% in 1996.

General and administrative expenses increased by $53,000 to $3.92 million in the first nine months of 1997 versus $3.87 million in 1996. The increase in general and administrative expenses was primarily due to an increase in property acquisition expenses and employee costs. General and administrative expenses as a percentage of revenue decreased to 8.1% in the first nine months of 1997 as compared to 9.4% in 1996. During the second and third quarter of 1997, the Company increased its number of employees to 44. The increase in employees is anticipated to increase general and administrative expenses on an annualized basis by $250,000 or less than one half of one percent of FFO on an annualized basis.

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At September 30, 1997, seven properties were available for lease as compared to eight at September 30, 1996.

Property expenses were $409,000 in the third quarter of 1997 and $397,000 in the comparable quarter of 1996, an increase of $12,000. Property expenses were roughly flat at approximately $1.3 million during the first nine months of 1997 and 1996.

Interest expense in the third quarter of 1997 increased by $2.0 million to $2.5 million, as compared to $497,000 during the third quarter of 1996. The following is a summary of the five components of interest expense for the third quarter of 1997 and 1996 (dollars in thousands):

                                      1997     1996    Net Change
                                    ------    -----    ----------
Interest on outstanding loans
   and notes                        $2,405    $ 453      $1,952
Credit facility commitment fees         44       40           4
Amortization of credit facility
   origination costs and deferred
   bond financing costs                 83       55          28
Amortization of the gain on the
   treasury lock agreement             (29)      --         (29)
Interest capitalized                   (53)     (51)         (2)
                                    ------     ----      ------
Totals                              $2,450    $ 497      $1,953
                                    ======    =====      ======

Interest incurred during the third quarter in 1997 was $2.0 million higher than in 1996, due to an increase in the average outstanding balances and a higher average interest rate. The higher average interest rate was due to interest on the Notes issued in May 1997. During the third quarter of 1997, the average outstanding balances and interest rate (after taking into effect amortization of the gain on the treasury lock agreement) were $125.7 million and 7.50% as compared to $26.1 million and 6.92% during the comparable period in 1996.

During the third quarter of 1997, the credit facility's average interest rate was 6.91% and average outstanding balance was $15.7 million.

Interest expense in the first nine months of 1997 increased by $4.3 million to $5.8 million, as compared to $1.5 million during the first nine months of 1996. The following is a summary of the five components of interest expense for the first nine months of 1997 and 1996 (dollars in thousands):

                                     1997     1996   Net Change
                                   ------   ------   ----------
Interest on outstanding loans
  and notes                        $5,654   $1,305     $4,349
Credit facility commitment fees        99      124        (25)
Amortization of credit facility
  origination costs and deferred
  bond financing costs                199      164         35
Amortization of the gain on the
  treasury lock agreement             (46)      --        (46)
Interest capitalized                 (135)     (91)       (44)
                                   ------    ------    ------
Totals                             $5,771   $1,502     $4,269
                                   ======   =======    ======

Interest incurred during the first nine months of 1997 on all outstanding loans and notes was $4.3 million higher than in 1996 due to an increase in the average outstanding balances and higher average interest rate. The higher average interest rate was due to interest on the Notes issued in May 1997. During the first nine months of 1997, the average outstanding balances and interest rate (after taking into effect amortization of the gain on the treasury lock agreement) were $102.9 million and 7.29% as compared to $25.1 million and 6.96% during the comparable period of 1996. During the first nine months of 1997, the credit facility's average outstanding balance and interest rate were $43.3 million and 6.81%.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In the third quarter of 1997, a $70,000 charge was taken to reduce the net carrying value on one property because it became held for sale. During the first nine months of 1997, a $140,000 charge was taken on two properties. In the first nine months of 1996, a $323,000 charge was taken to reduce the net carrying value on two properties because they became held for sale. No charge was recorded for impairment losses in the third quarter of 1996. Three of these four properties have been sold.

The Company anticipates a small number of property sales will occur in the normal course of business. During the third quarter of 1997, the Company sold two properties (one restaurant and one child care center) for $1.0 million and recognized a gain of $596,000. During the comparable period of 1996, the Company sold three properties (two restaurant and one multi-tenant) for $1.4 million and recognized a gain of $268,000.

During the first nine months of 1997, the Company sold nine properties (six restaurant, two child care centers and one multi-tenant location) for a total of $3.9 million and recorded a gain of $1.0 million. During the comparable period of 1996, the Company sold five properties (four restaurant and one multi-tenant) for $3.6 million and recognized a gain of $1.2 million.

For the third quarter of 1997, the Company had net income of $8.5 million versus $7.9 million in 1996. The $576,000 increase in net income is primarily due to the increase in rental revenue from New Properties of $2.9 million and an increase in same store rents on 668 properties owned during both periods of $253,000, which were partially offset by an increase in depreciation and amortization and interest expense, totaling $2.6 million.

For the first nine months 1997, the Company had net income of $24.7 million versus $23.4 million in 1996. The $1.4 million increase in net income is primarily due to the increase in rental revenue from New Properties of $6.7 million and an increase in same store rents on 668 properties owned during both periods of $679,000, which were partially offset by an increase in depreciation and amortization and interest expense, totaling $5.7 million.


PROPERTIES
==========

As of October 1, 1997, Realty Income owned a diversified portfolio of 795 properties in 42 states consisting of over 6.1 million square feet of leasable space. The portfolio consists of two apparel stores, 98 automotive parts and accessories stores, 78 automotive service locations, one book store, 317 child care centers, 37 consumer electronics stores, 52 convenience stores, 14 home furnishings and accessories stores, seven office supplies stores, one pet supplies store, 167 restaurant facilities, one shoe store, eight video rental locations and 12 other properties. Of the 795 properties, 731 or 92% were leased to national or regional retail chain operators; 41 or 5% were leased to franchisees of retail chain operators; 16 or 2% were leased to other tenant types; and seven or less than 1% were available for lease. At October 1, 1997, over 98% of the properties were under net lease agreements. Net leases typically require the tenant to be responsible for property operating costs including property taxes, insurance and expenses of maintaining the property.

The Company's net leased retail properties are primarily leased to national and regional chain store operators. At October 1, 1997, the properties averaged approximately 7,700 square feet of leaseable retail space on approximately 45,600 square feet of land. Generally, buildings are single-tenant retail properties with adequate parking on site to accommodate peak retail periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to a sufficient population base to constitute a sufficient market or trade area for the retailer's business.

The following table sets forth certain geographic diversification information regarding Realty Income's portfolio at October 1, 1997:

               Number             Approx.              Percent of
                 of              Leasable   Annualized Annualized
               Proper-  Percent   Square       Base       Base
State           ties    Leased     Feet       Rent (1)    Rent
==========     =======  =======  ========  ===========  ========
Alabama            7      100%     49,800  $   452,000     0.6%
Arizona           27       99     181,200    2,436,000     3.4
California        54       92   1,031,900   10,846,000    15.0
Colorado          43       98     236,400    3,107,000     4.3
Connecticut        7      100     122,300    1,572,000     2.2
Florida           48      100     457,300    4,231,000     5.9
Georgia           44      100     252,500    3,502,000     4.8
Idaho             11      100      52,000      659,000     0.9
Illinois          28      100     192,200    2,416,000     3.3
Indiana           22      100     117,600    1,385,000     1.9
Iowa               8      100      51,700      457,000     0.6
Kansas            17      100     176,000    1,873,000     2.6
Kentucky          12      100      36,000      914,000     1.3
Louisiana          2      100      10,700      126,000     0.2
Maryland           6      100      34,900      508,000     0.7
Massachusetts      5      100      25,900      542,000     0.8
Michigan           5      100      26,900      356,000     0.5
Minnesota         17      100     118,400    1,739,000     2.4
Mississippi       12      100     128,900      902,000     1.2
Missouri          27      100     163,600    1,924,000     2.7
Montana            2      100      30,000      276,000     0.4
Nebraska           9      100      93,700    1,091,000     1.5
Nevada             6      100      66,900      760,000     1.1
New Hampshire      1      100       6,400      125,000     0.2
New Jersey         2      100      22,700      346,000     0.5
New Mexico         3      100      12,000      103,000     0.1
New York           7      100     106,500    2,272,000     3.1
North Carolina    22      100      88,300    1,466,000     2.0
Ohio              53      100     247,100    3,937,000     5.4
Oklahoma          13      100      77,500      849,000     1.2
Oregon            17      100      92,400    1,066,000     1.5
Pennsylvania       5      100      44,300      676,000     0.9
South Carolina    19      100      75,000    1,143,000     1.6
South Dakota       1      100       6,100       79,000     0.1
Tennessee         17      100     164,400    1,852,000     2.6
Texas            133       99   1,074,700   10,173,000    14.1

(Continued on next page)

(continued)    Number             Approx.              Percent of
                 of              Leasable   Annualized Annualized
               Proper-  Percent   Square       Base       Base
State           ties    Leased     Feet       Rent (1)    Rent
==========     =======  =======  ========  ===========  ========
Utah               7      100      45,400      591,000     0.8
Virginia          17      100      81,500    1,339,000     1.9
Washington        42       98     249,700    2,977,000     4.1
West Virginia      2      100      16,800      147,000     0.2
Wisconsin         11      100      60,500      738,000     1.0
Wyoming            4      100      20,100      264,000     0.4
               -----     -----  ---------  -----------   ------
Totals           795       99%  6,148,200  $72,217,000   100.0%
               =====     =====  =========  ===========   ======

(1) Annualized base rent is calculated by multiplying the monthly contractual base rent as of October 1, 1997 for each of the properties by 12, except that, for the properties under construction, estimated contractual base rent for the first month of the respective leases is used instead of base rent as of October 1, 1997. The estimated contractual base rent for the properties under construction is based upon the estimated acquisition costs of the properties. Annualized base rent does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties. Percentage rent totaled $1.7 million in 1996.

The following table sets forth certain information regarding the Company's properties as of October 1, 1997, classified according to the business of the respective tenants:

                             Approx. Realty
                              Total  Income   Approx.     Annual-
                              Loca-  Owned   Leasable      ized
                Industry      tions  Loca-    Square       Base
Tenant          Segment        (1)   tions     Feet      Rent (2)
==========      =========    ======= ======  ========  =========
APPAREL STORES
--------------
Bob's Stores    Apparel Store   30      2     98,000  $ 1,928,000
                                      ---  ---------   ----------

AUTOMOTIVE PARTS & ACCESSORIES
------------------------------
CSK Auto        Parts           580    79    409,200    4,223,000
Discount Tire   Parts           310    18    104,900    1,178,000
Other           Parts            --     1      3,400       49,000
                                      ---  ---------   ----------
    Total Automotive Parts
       & Accessories                   98    517,500    5,450,000
                                      ---  ---------   ----------
 (Continued on next page)

(continued)                 Approx. Realty
                              Total  Income   Approx.     Annual-
                              Loca-  Owned   Leasable      ized
                Industry      tions  Loca-    Square       Base
Tenant          Segment        (1)   tions     Feet      Rent (2)
==========      =========    ======= ======  ========  =========

AUTOMOTIVE SERVICE
------------------
Econo Lube
  N' Tune       Service         210    26     72,400    1,763,000
Jiffy Lube      Service       1,400    35     82,700    2,257,000
Q-Lube          Service         490     4      7,600      183,000
R & S Strauss   Service         110     2     31,200      431,000
Speedy Brake    Service       1,080    10     56,700      787,000
Other           Service          --     1      3,100       42,000
                                      ---  ---------   ----------
  Total Automotive Service             78    253,700    5,463,000
                                      ---  ---------   ----------

BOOK STORES
-----------
Barnes & Noble  Book Stores   1,010     1     30,000      450,000
                                      ---  ---------   ----------

CHILD CARE
----------
Children's World Learning
  Centers       Child Care      530   134    964,000   13,916,000
Kinder-Care Learning
   Centers      Child Care    1,150    13     79,800    1,087,000
La Petite
  Academy       Child Care      790   167    959,000    8,751,000
Other           Child Care       --     3     13,300       70,000
                                      ---  ---------   ----------
Total Child Care                      317  2,016,100   23,824,000
                                      ---  ---------   ----------

CONSUMER ELECTRONICS
--------------------
Best Buy        Electronics     270     3    150,900    1,738,000
Rex Stores      Electronics     230    34    408,300    2,694,000
                                      ---  ---------   ----------
    Total Consumer Electronics         37    559,200    4,432,000
                                      ---  ---------   ----------




 (Continued on next page)

(continued)                 Approx. Realty
                              Total  Income   Approx.     Annual-
                              Loca-  Owned   Leasable      ized
                Industry      tions  Loca-    Square       Base
Tenant          Segment        (1)   tions     Feet      Rent (2)
==========      =========    ======= ======  ========  =========
CONVENIENCE STORES
------------------
7-ELEVEN        Convenience  20,240     3      9,700      235,000
Dairy Mart      Convenience   1,020    22     66,500    1,523,000
East Coast Oil  Convenience      40     3      8,800      286,000
QuikTrip        Convenience     330     9     28,800      924,000
The Pantry      Convenience     400    14     34,400    1,333,000
Other           Convenience      --     1      2,100            0
                                      ---  ---------   ----------
    Total Convenience Stores           52    150,300    4,301,000
                                      ---  ---------   ----------

HOME FURNISHINGS & ACCESSORIES
------------------------------
Aaron Rents     Furnishings     290     6    258,000      888,000
Levitz          Furnishings     130     4    376,400    2,502,000
Linens 'N
  Things        Accessories     170     4    170,100    1,753,000
                                      ---  ---------   ----------
    Total Home Furnishings
      & Accessories                    14    804,500    5,143,000
                                      ---  ---------   ----------

OFFICE SUPPLIES
---------------
OfficeMax      Office Supplies  560     5    125,900    1,759,000
Staples        Office Supplies  560     2     48,600      456,000
                                      ---  ---------   ----------
    Total Office Supplies               7    174,500    2,215,000
                                      ---  ---------   ----------

PET SUPPLIES
------------
Petco          Pet Supplies     340     1     16,000      253,000
                                      ---  ---------   ----------

RESTAURANTS
-----------
Carvers        Dinner House      90     3     26,600      495,000
Don Pablo's    Dinner House      70     7     60,700      611,000
Other          Dinner House      --    12     93,100      887,000
Golden Corral  Family           460    85    501,200    6,616,000
Sizzler        Family           630     7     37,600      848,000
Other          Family            --     2     11,600      108,000

 (Continued on next page)

(continued)                 Approx. Realty
                              Total  Income   Approx.     Annual-
                              Loca-  Owned   Leasable      ized
                Industry      tions  Loca-    Square       Base
Tenant          Segment        (1)   tions     Feet      Rent (2)
==========      =========    ======= ======  ========  =========
Hardees        Fast Food      3,100     3     10,300      144,000
Taco Bell      Fast Food      4,890    24     54,100    1,502,000
Whataburger    Fast Food        520     9     23,000      616,000
Other          Fast Food         --    15     50,000      878,000
                                      ---  ---------   ----------
    Total Restaurants                 167    868,200   12,705,000
                                      ---  ---------   ----------

SHOE STORES
-----------
Just For Feet  Shoe Stores      660     1     16,000      332,000
                                      ---  ---------   ----------

VIDEO RENTAL
------------
Hollywood
  Video        Video Rental      70     8     60,700    1,008,000
                                      ---  ---------   ----------

TOTAL OTHER    Miscellaneous           12    583,500    4,713,000
                                      ---  ---------   ----------

    Totals                            795  6,148,200  $72,217,000
                                      ===  =========  ===========

(1)  Approximate total number of retail locations in operation
(including both corporate owned and franchised locations), based on information provided to the Company by the respective tenants.

(2) Annualized base rent is calculated by multiplying the monthly contractual base rent as of October 1, 1997 for each of the properties by 12, except that, for the properties under construction, estimated contractual base rent for the first month of the respective lease is used instead of base rent as of October 1, 1997. The estimated contractual base rent for the properties under construction is based upon the estimated acquisition costs of the properties. Annualized base rent does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties. Percentage rent totaled $1.7 million in 1996.

Of the 795 properties in the portfolio, 788 are single-tenant properties with the remaining being multi-tenant properties. As of October 1, 1997, 782 or over 99% of the 788 single-tenant properties were net leased with an average remaining lease term (excluding extension options) of approximately 8.5 years. The following table sets forth certain information regarding the timing of initial lease term expirations (excluding extension options) on the Company's 782 net leased, single tenant retail properties:

                                                Percent of Total
              Number of         Annualized         Annualized
  Year     Leases Expiring     Base Rent (1)       Base Rent
========   ===============     =============   =================
  1997            7            $   282,000             0.4%
  1998            7                268,000             0.4
  1999           27              1,228,000             1.8
  2000           30              1,528,000             2.2
  2001           53              4,015,000             5.9
  2002           74              5,954,000             8.7
  2003           66              5,137,000             7.5
  2004          109              8,906,000            13.0
  2005           87              6,123,000             9.0
  2006           28              2,390,000             3.5
  2007           85              5,413,000             7.9
  2008           43              3,611,000             5.3
  2009           12                898,000             1.3
  2010           38              3,176,000             4.6
  2011           34              4,394,000             6.4
  2012           33              3,946,000             5.7
  2013            4              1,853,000             2.7
  2014            4                458,000             0.7
  2015           26              4,914,000             7.2
  2016            7              1,357,000             2.0
  2017            7              2,504,000             3.7
  2018            1                 39,000             0.1
              ---------       ------------         -------
  Totals        782 (2)        $68,394,000           100.0%
              =========       ============         =======

(1) Annualized base rent is calculated by multiplying the monthly contractual base rent as of October 1, 1997 for each of the properties by 12, except that, for the properties under construction, estimated contractual base rent for the first month of the respective leases is used instead of base rent as of October 1, 1997. The estimated contractual base rent for the properties under construction is based upon the estimated acquisition costs of the properties. Annualized base rent does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain of the properties. Percentage rent totaled $1.7 million in 1996.

(2) The table does not include seven multi-tenant properties (one of which is vacant) and six vacant, unleased single-tenant properties owned by the Company. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

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

Over 98% of the properties in the portfolio are leased to tenants under net leases in which the tenant is responsible for property costs and expenses. These features in the leases reduce the Company's exposure to rising property expenses due to inflation.

Inflation and increased costs may have an adverse impact on the tenants if increases in the tenant's operating expenses exceed increases in revenue.


PART II.  OTHER INFORMATION
===========================

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits:

    Exhibit No.     Description
    ===========     ===========

        3.1         Amended and Restated Bylaws of Realty Income
                    Corporation (filed as Exhibit 3.2 to the
                    Company's 10-Q for the quarter ended
                    September 30, 1995 and incorporated herein by reference)

        3.2         Articles of Incorporation of Realty Income
                    Corporation (filed as Appendix B to the
                    Company's Proxy Statement and incorporated herein by reference)

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

       10.1 First Amendment to the Stock Incentive Plan, dated as of June 12, 1997 (incorporated by reference to the Company's Form 8-B12B dated July 29, 1997 and incorporated herein by reference)

       10.2         Form of Employment Agreement between the
                    Company and its Executive Officers
                    (incorporated by reference to the Company's
                    Form 8-B12B dated July 29, 1997 and
                    incorporated herein by reference)

       27           Financial Data Schedule

    B. No report on Form 8-K was filed by registrant during the quarter for which this report is filed.

        A report on Form 8-K was dated and filed on October 15, 1997 reporting the issuance of 2,700,000 shares of common stock as a price of $27.00 per share on October 15, 1997.


                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    REALTY INCOME CORPORATION



(Signature and Title)          /s/ GARY M. MALINO
Date: November 12, 1997        ----------------------------------
                               Gary M. Malino, Senior Vice President
                               Chief Financial Officer (Principal
                               Financial and Accounting Officer)

                          EXHIBIT INDEX



Exhibit No.     Description                                  Page
===========     ===========                                  ----

    27          Financial Data Schedule.....................   37