Form 10-K
period 1997-12-31
REALTY INCOME CORP
filed 1998-03-20
CIK 726728

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-K
                               =========

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended December 31, 1997

                    Commission File Number 1-13318

                       REALTY INCOME CORPORATION
                       -------------------------
        (Exact name of registrant as specified in its charter)

              Maryland                             33-0580106
              --------                             ----------
   (State or other jurisdiction of                (IRS Employer
    incorporation or organization)            Identification Number)

          220 West Crest Street, Escondido, California  92025
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.  [   ]

(continued)

At March 16, 1998 the aggregate market value of the Registrant's shares of common stock, $1.00 par value, held by non-affiliates of the Registrant was $667,479,358, at the New York Stock Exchange closing price of $26.00.

There were 26,464,471 shares of common stock outstanding at March 16, 1998.

Documents incorporated by reference: Part III, Item 10, 11 and 12 incorporate by reference certain specific portions of the definitive proxy statement for Realty Income Corporation's Annual Meeting to be held on May 5, 1998, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report.

FORWARD-LOOKING STATEMENT
-------------------------

This report on Form 10-K, including documents incorporated herein by reference, contain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this annual report, the words estimated, anticipated and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are inherently subject to risk and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. In particular, among the factors that could cause actual results to differ materially are the continued qualification as a real estate investment trust, general business and economic conditions, competition, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. For further description and detail of other factors please see "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                     REALTY INCOME CORPORATION
                       Index To Form 10-K
                       ==================
                                                             Page
PART I                                                       ----

   Item 1:   Business.........................................  4

   Item 2:   Properties....................................... 23

   Item 3:   Legal Proceedings................................ 23

   Item 4:   Submission of Matters to a
             Vote of Security Holders......................... 23

PART II

   Item 5:   Market for the Registrant's Common
             Equity and Related Stockholder Matters........... 24

   Item 6:   Selected Financial Data.......................... 25

   Item 7:   Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations....................................... 26

   Item 8:   Financial Statements and Supplementary Data...... 40

   Item 9:   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure...........127

PART III

   Item 10:  Directors and Executive Officers
             of the Registrant................................127

   Item 11:  Executive Compensation...........................127

   Item 12:  Security Ownership of Certain
             Beneficial Owners and Management.................127

   Item 13:  Certain Relationships and Related
             Transactions.....................................128

PART IV

   Item 14:  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K..........................128

SIGNATURES....................................................132
EXHIBIT INDEX.................................................134

PART I
======

ITEM 1:  BUSINESS
-----------------

                              THE COMPANY
                              ===========

Realty Income Corporation, a Maryland corporation ("Realty Income" or the "Company") was organized to operate as an equity real estate investment trust ("REIT"). Realty Income is a fully integrated self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. As of December 31, 1997, the Company owned a diversified portfolio of 826 retail properties located in 43 states with over 6.3 million square feet of leasable space. Of the 826 properties in the portfolio, 819 are single-tenant properties with the remainder being multi-tenant properties. As of December 31, 1997, 812, or over 99%, of the 819 single-tenant properties were net leased with an average remaining lease term (excluding extension options) of approximately 8.4 years.

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

Realty Income adheres to a focused strategy of acquiring freestanding, single-tenant, retail properties leased to regional and national retail chains under long-term, net lease agreements. The Company typically acquires retail store locations which provides capital to the operators for continued expansion and other corporate purposes. Realty Income's acquisitions and investment activities are concentrated in highly specific target markets and focus primarily on middle-market retailers providing goods and services which satisfy basic consumer needs. The Company's net lease agreements generally are for initial terms of 10 to 20 years, require the tenant to pay a minimum monthly rent and property operating expenses (taxes, insurance and maintenance), and provide for future rent increases (typically subject to ceilings) based on increases in the consumer price index or additional rent calculated as a percentage of the tenant's gross sales above a specified level.

From 1970 and through December 31, 1997, Realty Income has acquired and leased back to regional and national retail chains 797 properties (including 32 properties that have been sold) and has collected over

98% of the contractual rent obligations on those properties. Realty Income believes that the long-term ownership of an actively managed, diversified portfolio of retail properties, leased under long-term net lease agreements, will produce consistent, predictable income and the potential for share price appreciation. Management believes that the income generated under long-term leases, coupled with the tenant's responsibility for property expenses under the net lease structure, generally produces a more predictable income stream than many other types of real estate portfolios.

The Company was formed on September 9, 1993 in the State of Delaware and reincorporated in Maryland in May 1997. Realty Income commenced operations as a REIT on August 15, 1994 through the merger of 25 public and private real estate limited partnerships with and into the Company (the "Consolidation"). Each of the partnerships was formed between 1970 and 1989 for the purpose of acquiring and managing long-term, net leased properties.

The five senior officers of the Company, who have each managed the Company's properties and operations for between seven and 12 years, owned approximately 1.0% of the Company's outstanding common stock with a market value of approximately $6.2 million as of March 16, 1998. The directors and five senior officers of the Company, as a group, owned approximately 3.2% of the Company's outstanding common stock with a market value of approximately $20.6 million as of March 16, 1998.

Thomas A. Lewis succeeded William E. Clark as Chief Executive Officer of the Company in May 1997. Mr. Lewis has been an officer of the Company since 1987 and has served as the Vice Chairman of the Board of Directors since 1994. Mr. Clark has continued as Chairman of the Board of Directors of the Company.

The Company's common stock is listed on the New York Stock Exchange under the symbol "O" and its central index key ("CIK") number is 726728.

Realty Income has 48 employees as of March 16, 1998.


                          RECENT DEVELOPMENTS
                          ===================

During 1997, the Company continued implementing its growth plan, which is intended to increase the Company's funds from operations per share. As part of its growth plan, in 1997 the Company acquired 96 additional net leased retail properties with an aggregate initial annual contractual base rental revenue of approximately $14.7 million.

ACQUISITION OF 96 PROPERTIES DURING 1997. During 1997, the Company continued to increase the size of its portfolio through a strategic program of real estate acquisitions. The Company acquired 96 additional properties (the "New Properties"), and selectively sold 10 properties, increasing the number of properties in its portfolio by 11.6% to 826 properties at December 31, 1997 from 740 properties at December 31, 1996. Of the New Properties, 88 were occupied as of February 28, 1998 and the remaining properties were pre-leased and under construction pursuant to contracts under which the tenants have agreed to develop the properties (with development costs funded by the Company) and to begin paying rent when the premises open for business. The New Properties were acquired for an aggregate cost of approximately $139.2 million (which excludes the estimated unfunded development costs totaling $2.9 million on properties under construction) at December 31, 1997. During 1997, the Company also invested $3.1 million in 12 development properties acquired during 1996. The New Properties are located in 27 states, will contain approximately 1.1 million leasable square feet and are 100% leased under net leases, with an average initial lease term of 14.4 years. The weighted average annual unleveraged return on the cost of the New Properties (including the estimated unfunded development cost of properties under construction) is estimated to be 10.4%, computed as estimated contractual net operating income (which in the case of a net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total development costs. Since it is possible that a tenant could default on the payment of contractual rent, no assurance can be given that the actual return on the cost of the New Properties will not differ from the foregoing percentage

INCREASE IN MONTHLY DISTRIBUTION. In December 1997, the Company increased its monthly distribution to $0.16 per share from $0.1575 per share, representing an increase of 1.6%. Effective April 1998, the Company increased its monthly distribution to $0.1625 per share, representing an increase of 1.6%. The monthly distribution of $0.1625 per share represents a current annualized distribution of $1.95 per share, and an annualized distribution yield of approximately 7.5% based on the last reported sale price of the Company's Common Stock on the New York Stock Exchange ("NYSE") of $26.00 on March 16, 1998. Although the Company expects to continue its policy of paying monthly distributions, there can be no assurance that the current level of distributions will be maintained by the Company or as to the actual distribution yield for any future period.

UNSECURED CREDIT FACILITY. In December 1997, the Company negotiated several modifications to its credit facility (the "Credit Facility"), including (i) an increase in borrowing capacity to $150 million; (ii) a reduction in the interest rate to London Interbank Offered Rate ("LIBOR") plus 0.85% and 0.15% per annum on the total credit commitment; (iii) the addition of a competitive bid rate option for up to 50% of the credit commitment; and (iv) an extension of the credit facility to December 2000. This credit facility has been and is expected to be used to acquire additional retail properties leased to regional and national retail chains under long-term lease agreements.

As of March 16, 1998, $138.0 million of borrowing capacity was available to the Company under the credit facility. At that time, the outstanding balance was $12.0 million with an effective interest rate of 6.6%.

STOCK OFFERINGS. In February 1998, the Company issued 751,174 shares of common stock at a net price to the Company of $25.295 per share to a unit investment trust. The net proceeds of $19.0 million were used to repay borrowings under the credit facility.

In October 1997, Realty Income issued 2.7 million shares of common stock at a price of $27.00 per share. The net proceeds of $68.7 million were used to repay borrowings of $62.6 under the credit facility and to acquire properties.

NOTES OFFERING. On May 6, 1997, Realty Income issued $110 million of 7.75% Notes due 2007 (the "Notes"). The Notes were sold at 99.929% of par for a yield of 7.76%. After taking into effect the $1.1 million gain realized on a treasury interest rate lock agreement entered into by the Company, the effective interest rate to the Company on the Notes is 7.62%. The net proceeds from the sale of the Notes were used to repay $93.7 million of outstanding borrowings under the Company's credit facility and to acquire properties. Currently, there is no formal trading market for the Notes and the Company has not listed and does not intend to list the Notes on any securities exchange.

The Company received investment grade corporate credit ratings from Duff & Phelps Rating Company, Moody's Investor Service, Inc., and Standard & Poor's Rating Group in December 1996. Currently, Duff & Phelps has assigned a rating of BBB, Moody's has assigned a rating of Baa3, and Standard & Poor's has assigned a rating of BBB- to the Company's senior debt. These ratings are subject to change based upon, among other things, the Company's results of operations and financial condition.


                 BUSINESS OBJECTIVES AND STRATEGY
                 ================================

GENERAL. The Company's primary business objective is to generate a consistent and predictable level of funds from operations per share and distributions to stockholders. Additionally, the Company generally seeks to increase FFO per share and distributions to stockholders through both active portfolio management and the acquisition of additional properties. The Company also seeks to lower the ratio of distributions to stockholders as a percentage of FFO in order to allow internal cash flow to be used to fund additional acquisitions and for other corporate purposes. The Company's current earnings and profits for federal taxable income tax purposes for 1996 and 1997 has been approaching the level of distributions paid during 1996 and 1997, respectively. As the level of earnings and profits for federal taxable tax purposes increases, the Company anticipates increasing its distributions. The Company increased its monthly distributions per share from $0.1575 to $0.1600 in December 1997 and to $0.1625 in April 1998. See "Business - Distribution Policy".

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

INVESTMENT PHILOSOPHY. Realty Income believes that the long-term ownership of an actively managed, diversified portfolio of retail properties leased under long-term, net lease agreements can produce consistent, predictable income and the potential for long-term share price appreciation. Under a net lease agreement, the tenant agrees to pay a minimum monthly rent and property expenses (taxes, maintenance, and insurance) plus, typically, future rent increases (generally subject to ceilings) based on increases in the consumer price index or, in some cases, additional rent calculated as a percentage of the tenant's gross sales above a specified level. The Company believes that long-term leases, coupled with the tenants assuming responsibility for property expenses under the net lease structure, generally produce a more predictable income stream than many other types of real estate portfolios, while continuing to offer the opportunity for capital appreciation.

INVESTMENT STRATEGY. In identifying new properties for acquisition, Realty Income focuses on providing expansion capital to retail chains by acquiring, then leasing back their retail store locations. The Company classifies retail tenants into three categories: venture, middle market, and upper market. Venture companies are those which typically offer a new retail concept in one geographic region of the country and operate between five and 50 retail outlets. Middle market retail chains are those which typically have 50 to 500 retail outlets, operations in more than one geographic region, have been successful through one or more economic cycles, have a proven, replicable concept, and an objective of further expansion. The upper market retail chains typically consist of companies with 500 or more stores which operate nationally in a mature retail concept. Upper market retail chains generally have strong operating histories and access to several sources of capital.

Realty Income primarily focuses on acquiring properties leased to middle market retail chains which the Company believes are more attractive for investment because: (i) they generally have overcome many of the operational and managerial obstacles that affect venture companies; (ii) they typically require capital to fund expansion but have limited financing options; (iii) historically, they generally have provided attractive risk-adjusted returns to the Company over time, since their financial strength has in many cases tended to improve as their businesses have matured; (iv) their relatively large size allows them to spread corporate expenses among a greater number of stores; and (v), middle market retailers typically have the critical mass to survive if a number of locations have to be closed due to underperformance. Realty Income also selectively seeks opportunities with venture and upper market retail chains. Periodically, opportunities arise in the venture market where the company feels that the real estate used by the tenant is of high quality and can be purchased at prices that are favorable in the market place. Realty Income also plans to explore various opportunities with upper market retailers when the Company feels that it can achieve pricing superior to the marketplace because it can provide large amounts of capital to enable an upper market retail tenant to accomplish its expansion goals.

CREDIT STRATEGY. Realty Income principally provides sale leaseback financing to less than investment grade retail chains. From 1970 and through December 31, 1997, Realty Income has acquired and leased back to regional and national retail chains 797 properties (including 32 properties that have been sold) and has collected over 98% of the contractual rent obligations on those properties. The Company believes that it is within this market that it can receive the best risk-adjusted return on the financing that it provides to retailers.

Realty Income believes that the primary financial obligations of middle market retailers typically include their bank and other debt, payment obligations to suppliers and real estate lease obligations. Because the Company owns the land and building on which the tenant conducts its retail business, the Company believes that the risk of default on the retailers' lease obligations is less than the retailers' unsecured general obligations. It has been the Company's experience that since retailers must retain their profitable retail locations in order to survive, in the event of a Chapter 11 reorganization they are less likely to reject a lease for a profitable location, which would terminate their right to use the property.
Thus, as the property owner, the Company believes it will fare better than unsecured creditors of the same retailer in the event of a Chapter 11 reorganization. In addition, Realty Income believes that the risk of default on the real estate leases can be further mitigated by monitoring the performance of the retailers' individual unit locations and selling those units that are weaker performers.

In order to qualify for inclusion in the Company's portfolio, new acquisitions must meet stringent investment and credit requirements. The properties must generate attractive current yields, and the tenant must meet the Company's credit standards. The Company has established a three part analysis that examines each potential investment based on: 1) industry, company, market conditions and credit profile; 2) location profitability, if available; and 3) overall real estate characteristics, value, and comparative rental rates. Companies that have been approved for acquisition are generally those with fifty or more retail stores located in highly visible areas, with easy access to major thoroughfares, attractive demographics.

ACQUISITION STRATEGY. Realty Income seeks to invest in industries that are dominated by independent local operators and in which several well organized regional and national chains are capturing market share through service, quality control, economies of scale, mass media advertising, and selection of prime retail locations. The Company executes its acquisition strategy by acting as a source of capital to regional and national retail chain stores in a variety of industries by acquiring, then leasing back, their retail store locations.
Relying on executives from its acquisitions, retail and real estate research, portfolio management, finance, accounting, operations, capital markets, and legal departments, the Company undertakes thorough research and analysis in identifying appropriate industries, tenants, and property locations for investment. In selecting real estate for potential investment, the Company generally will seek to acquire properties that have the following characteristics:

* Freestanding, commercially zoned property with a single tenant;

* Properties that are important retail locations for national and regional retail chains;

* Properties that are located within attractive demographic areas relative to the business of their tenants, with high visibility and easy access to major thoroughfares;

* Properties that can be purchased with the simultaneous execution or assumption of long-term, net lease agreements, providing the opportunity for both current income and future rent increases (typically subject to ceilings) based on increases in the consumer price index or through the payment of additional rent calculated as a percentage of the tenant's gross sales above a specified level; and

* Properties that can be acquired at prices generally ranging from $300,000 to $10 million.

PORTFOLIO MANAGEMENT STRATEGY. The active management of the property portfolio is an essential component of the Company's long-term strategy. The Company continually monitors its portfolio for changes that could affect the performance of the industries, tenants, and locations in which it has invested. Realty Income's investment committee meets weekly to review industry and tenant research and property due diligence, and the executive committee meets at least monthly to discuss property operations and portfolio management. This monitoring typically includes ongoing review and analysis of: (i) the performance of various tenant industries; (ii) the operation, management, business planning, and financial condition of the tenants;
(iii) the health of the individual markets in which the Company owns properties, from both an economic and real estate standpoint; and (iv) the physical maintenance of the Company's individual properties. The portfolio is analyzed on an ongoing basis with a view towards optimizing performance and returns.

While the Company generally intends to hold its net leased properties for long-term investment, the Company actively manages its portfolio of net leased properties. The Company intends to pursue a strategy of identifying properties that may be sold at attractive prices, particularly where the Company believes reinvestment of the sales proceeds can generate a higher cash flow to the Company than the property being sold. While the Company intends to pursue such a strategy, it will only do so within the constraints of the income tax rules regarding REIT status.

CAPITAL STRATEGY. The Company has a $150 million revolving, unsecured acquisition Credit Facility which expires in December 2000. As of March 16, 1998, the outstanding balance on the Credit Facility was $12.0 million with an effective rate of approximately 6.6%. A commitment fee of 0.15% per annum accrues on the total credit commitment. The Company is and has been in compliance with the various leverage and interest coverage ratio limitations required by the Credit Facility. The Credit Facility has been and is expected to be used to acquire additional retail properties leased to regional and national retail chains under long term net lease agreements.

The Company utilizes its Credit Facility as a vehicle for the short-term financing of the acquisition of new properties. When outstanding borrowings under the Credit Facility reach a certain level (generally in the range of $60 to $100 million), the Company intends to refinance those borrowings with the net proceeds of long-term or permanent financing, which may include the issuance of common stock, preferred stock or convertible preferred stock, debt securities or convertible debt securities. However, there can be no assurance that the Company will be able to effect any such refinancing or that market conditions prevailing at the time of refinancing will enable the Company to issue equity or debt securities upon acceptable terms. The Company believes that it is best served by a conservative capital structure, with a majority of its capital consisting of equity. As of December 31, 1997, the Company's total indebtedness was approximately 20.3% of its equity market capitalization (defined as shares of the Company's common stock outstanding multiplied by the last reported sales price of the common stock on the NYSE on December 31, 1997).

Management believes that the Company's cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet its liquidity needs other than the repayment of debt for the foreseeable future, except that the Company will require additional sources of capital to fund property acquisitions.

The Company received investment grade credit ratings from Duff &
Phelps Credit Rating Company, Moody's Investor Service, Inc., and

Standard & Poor's Rating Group in December 1996. Currently, Duff & Phelps has assigned a rating of BBB, Moody's has assigned a rating of Baa3, and Standard & Poor's has assigned a rating of BBB- to the Company's senior debt. These ratings are subject to change based upon, among other things, the Company's results of operations and financial condition.

COMPETITIVE ADVANTAGES. The Company believes that, to utilize its investment philosophy and strategy most successfully, it must seek to maintain the following competitive advantages:

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

The tenants of Realty Income's freestanding retail properties provide goods and services which satisfy basic consumer needs. In order to grow and expand, they need capital. Since the acquisition of real estate is typically the single largest capital expenditure of many such retailers, Realty Income's method of purchasing the property and then leasing it back under a net lease arrangement, allows the retail chain to free up capital.

   (ii) INVESTMENT IN NEW INDUSTRIES: While specializing in single-tenant properties, the Company will seek to further diversify its portfolio among a variety of industries. The Company believes that diversification will allow it to invest in industries that are currently growing and have characteristics the Company finds attractive. These characteristics include, but are not limited to, industries dominated by local operators where regional and national chain operators can gain substantial market share and dominance through more efficient operations, as well as industries taking advantage of major demographic shifts in the population base. For example, in the early 1970s, Realty Income targeted the fast food industry to take advantage of the country's increasing desire to dine away from home, and in the early 1980s, it targeted the child day care industry, responding to the need for professional child care as more women entered the work force. During 1997, six new industries were added to Realty Income's portfolio. The six new industries include: apparel stores, book stores, office supply stores, pet supply stores, shoe stores, and video rental stores.

   (iii) DIVERSIFICATION: Diversification of the portfolio by industry type, tenant and geographic location is key to the Company's objective of providing predictable investment results for its stockholders. As the Company expands it will seek to further diversify its portfolio. During 1997, 13 new retail chains were added to Realty Income's portfolio.

   (iv) MANAGEMENT SPECIALIZATION: The Company believes that its management's specialization in single-tenant retail properties operated under net lease agreements is important to meeting its objectives. The Company plans to maintain this specialization and will seek to employ and train high quality professionals in this specialized area of real estate ownership, finance and management.

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

The Company anticipates that the year 2000 date issue will not adversely affect its current software or computers and will not have a material impact its consolidated financial position, results of operations, or liquidity.


                           PROPERTIES
                           ==========

As of January 1, 1998, Realty Income owned a diversified portfolio of 826 properties in 43 states consisting of over 6.3 million square feet of leasable space. Of the 826 properties, 761, or 92%, were leased to regional or national retail chain operators; 41, or 5%, were leased to franchisees of retail chain operators; 16, or 2%, were leased to other tenant types; eight or less than 1% were available for lease. At January 1, 1998, over 98% of the properties were under net lease agreements. Net leases typically require the tenant to be responsible for property operating costs including property taxes, insurance and maintenance.

The Company's net leased retail properties are retail locations primarily leased to regional and national retail chain store operators. At January 1, 1998, the properties averaged approximately 7,600 square feet of leasable retail space on approximately 44,500 square feet of land. Generally, buildings are single-story properties with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to sufficient population base to constitute a sufficient market or trade area for the retailer's business.

The following table sets forth certain information regarding the Company's properties as of January 1, 1998, classified according to the business of the respective tenants:

                                          Approximate
                           Number of       Leasable         Annualized
   Industry                Properties     Square Feet        Rent (1)
===================        ==========     ============     ===========
APPAREL STORES                  2             98,100       $ 1,928,000
AUTOMOTIVE PARTS &
  ACCESSORIES                  99            525,200         6,280,000
AUTOMOTIVE SERVICE             93            311,600         6,434,000
BOOK STORES                     1             30,000           450,000
CHILD CARE                    317          2,016,100        24,473,000
CONSUMER ELECTRONICS           37            559,200         4,432,000
CONVENIENCE STORES             53            153,900         4,473,000
HOME FURNISHINGS &
  ACCESSORIES                  14            803,300         5,116,000
OFFICE SUPPLIES                 7            174,500         2,215,000
PET SUPPLIES                    1             16,000           253,000
RESTAURANTS                   171            879,700        13,314,000
SHOE STORES                     1             16,000           332,000
VIDEO RENTAL                   18            135,200         2,286,000
OTHER                          12            583,500         4,788,000
                           ----------     ------------      ----------
    TOTALS                    826          6,302,300       $76,774,000
                           ==========     ============     ===========

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of January 1, 1998 by 12 and adding the 1997 historical percentage rent, which totaled $1.8 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

Of the 826 properties in the portfolio at January 1, 1998, 819 were single-tenant properties with the remaining properties being multi-tenant properties. As of January 1, 1998, 812, or 99%, of the single-tenant properties were net leased with an average remaining lease term (excluding extension options) of approximately 8.4 years.

                                                          Page 14
The following table sets forth certain information regarding the timing of the initial lease term expirations on the Company's 812 net leased, single-tenant retail properties as of January 1, 1998.

                                                            Percent of
                   Number of             Annualized         Annualized
  Year          Leases Expiring       Base Rent (1)(2)       Base Rent
========        ===============       ================      ==========
  1998                8                 $   304,000             0.4%
  1999               29                   1,272,000             1.8
  2000               32                   1,621,000             2.3
  2001               50                   4,133,000             5.8
  2002               78                   6,147,000             8.7
  2003               66                   5,137,000             7.2
  2004              109                   8,906,000            12.5
  2005               85                   5,991,000             8.4
  2006               29                   2,453,000             3.5
  2007               87                   5,495,000             7.7
  2008               47                   3,840,000             5.4
  2009               16                   1,142,000             1.6
  2010               38                   3,176,000             4.5
  2011               36                   4,644,000             6.5
  2012               50                   5,453,000             7.7
  2013                4                   1,826,000             2.6
  2014                4                     458,000             0.6
  2015               27                   4,976,000             7.0
  2016                7                   1,357,000             1.9
  2017                9                   2,733,000             3.8
  2018                1                      39,000             0.1
                ---------------       ----------------      ----------
  Total             812 (2)             $71,103,000           100.0%
                ===============       ================      ==========

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of January 1, 1998 by 12. For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property. Annualized rent does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain properties. Percentage rent totaled $1.8 million in 1997.

(2) The table does not include seven multi-tenant properties (one of which is vacant) and seven vacant, unleased single-tenant properties owned by the Company. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

The following table sets forth certain state-by-state information regarding the properties owned by the Company as of January 1, 1998.

                                   Approximate             Percent of
               Number of  Percent   Leasable   Annualized  Annualized
State         Properties   Leased  Square Feet  Rent (1)      Rent
===========   ==========  =======  =========== ============= ========
Alabama             7       100%      49,800   $   454,000      0.6%
Arizona            27        99      181,200     2,458,000      3.2
Arkansas            1       100        3,100        61,000      0.1
California         54        91    1,031,900    10,972,000     14.3
Colorado           42        98      231,800     3,215,000      4.2
Connecticut         7       100      121,100     1,545,000      2.0
Florida            52       100      480,000     4,772,000      6.2
Georgia            46       100      266,800     3,809,000      4.9
Idaho              11       100       52,000       765,000      1.0
Illinois           28       100      192,200     2,457,000      3.2
Indiana            23       100      122,100     1,516,000      2.0
Iowa                8       100       51,700       463,000      0.6
Kansas             18       100      183,500     2,010,000      2.6
Kentucky           12       100       36,000       919,000      1.2
Louisiana           2       100       10,700       126,000      0.2
Maryland            6       100       34,900       537,000      0.7
Massachusetts       5       100       25,900       545,000      0.7
Michigan            5       100       26,900       387,000      0.5
Minnesota          17       100      118,400     1,751,000      2.3
Mississippi        12       100      128,900       902,000      1.2
Missouri           29       100      168,500     2,063,000      2.7
Montana             2       100       30,000       299,000      0.4
Nebraska            9       100       93,700     1,153,000      1.5
Nevada              6       100       66,900       831,000      1.1
New Hampshire       1       100        6,400       125,000      0.2
New Jersey          2       100       22,700       353,000      0.4
New Mexico          3       100       12,000       107,000      0.1
New York            7       100      106,600     2,275,000      3.0
North Carolina     26       100       99,000     1,877,000      2.4
Ohio               59       100      280,100     4,474,000      5.8
Oklahoma           14       100       80,700       934,000      1.2
Oregon             17       100       92,400     1,284,000      1.7
Pennsylvania        9       100       62,700       924,000      1.2
South Carolina     20       100       77,800     1,224,000      1.6
South Dakota        1       100        6,100        79,000      0.1
Tennessee          18       100      172,100     1,985,000      2.6
Texas             135        99    1,089,800    10,586,000     13.8
Utah                7       100       45,400       591,000      0.8
Virginia           19       100       93,400     1,547,000      2.0
Washington         42        98      249,700     3,246,000      4.2
West Virginia       2       100       16,800       147,000      0.2
Wisconsin          11       100       60,500       738,000      1.0
Wyoming             4       100       20,100       268,000      0.3
              ----------  -------  ----------- ------------- --------
Totals            826        99%   6,302,300   $76,774,000    100.0%
              ==========  =======  =========== ============= ========

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of January 1, 1998 by 12 and adding the 1997 historic percentage rent, which totaled $1.8 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

DESCRIPTION OF LEASING STRUCTURE. At January 1, 1998, over 98% of the Company's properties were leased pursuant to net leases. In most cases, the leases were for initial terms of from 10 to 20 years and the tenant has an option to extend the initial term. The leases generally provide for a minimum base rent plus future increases (typically subject to ceilings) based on increases in the consumer price index or additional rent based upon the tenant's gross sales above a specified level (i.e., percentage rent). Where leases provide for rent increases based on increases in the consumer price index, generally such increases permanently become part of the base rent. Where leases provide for percentage rent, this additional rent is typically payable only if the tenant's gross sales for a given period (usually one year) exceed a specified level, and then is typically calculated as a percentage of only the amount of gross sales in excess of such level. In general, the leases require the tenant to pay property taxes, insurance, and expenses of maintaining the property.

Matters Pertaining to Certain Properties and Tenants
----------------------------------------------------

Eight of the Company's properties were vacant as of January 1, 1998 (one of which is a multi-tenant property and seven of which are single-tenant properties) and available for lease. As of January 1, 1998, 26 of the Company's properties, which were under lease, were vacant and available for sublease by the tenant. All of these tenants were current with their rent and other obligations.

The Company's three largest tenants are Children's World Learning Centers, La Petite Academy, and Golden Corral Restaurants which accounted for approximately 20.4%, 13.8%, and 10.2%, respectively, of the Company's rental revenue for the year ended December 31, 1997. The financial position and results of operations of the Company and its ability to make distributions to stockholders and debt service payments may be materially adversely affected by financial difficulties experienced by any such major tenants or other tenants.

For the year ended December 31, 1997, approximately 35.9%, and 19.8% of the Company's rental revenues were attributable to tenants in the child care and restaurant industries, respectively. A downturn in any of these industries generally, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in those industries, which in turn could materially adversely affect the financial position and results of operations of the Company and its ability to make distributions to stockholders and debt service payments. In that regard, a substantial number of the Company's properties are leased to middle market retail chains which generally have more limited financial and other resources than certain upper market retail chains and therefore are more likely to be adversely affected by a downturn in their respective businesses or in the regional or national economy generally.

On September 5, 1997, Levitz Furniture filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code.
Levitz Furniture occupies four of the Company's properties: two in California, one in Texas and one in Florida. As of March 1, 1998, the monthly base rent multiplied by 12 from the four stores leased to Levitz Furniture was approximately $2.5 million, or approximately 3.3% of the Company's total base rent at that date. While Levitz Furniture has paid its most recent rental payments, there can be no assurance that Levitz Furniture will continue to pay rent for the remainder of the lease terms for the four Levitz properties. Likewise, there can be no assurance that Levitz Furniture will not be released from its obligations under its leases with the Company pursuant to the bankruptcy proceedings. In the event that any of the aforementioned should occur, it could result in an adverse impact on the Company's financial condition, results of operations and ability to make distributions to stockholders and debt service payments.

Eight of the Company's properties were vacant as of January 1, 1998 and available for lease. Four of the vacant properties were previously leased to restaurant operators, one to a child care operator, one to a convenience store operator, one to a automotive parts store operator and one operated as a multi-tenant location. One of the restaurant locations which had been vacant since November 1995 was sold in January 1998.


Development of Certain Properties
---------------------------------

Of the 96 New Properties acquired by the Company in 1997, 88 were occupied as of March 1, 1998 and the remaining eight were pre-leased and under construction pursuant to contracts under which the tenants have agreed to develop the properties (with development costs funded by the Company) and to begin paying rent when the premises open for business. In the case of development properties, the Company typically enters into an agreement with a tenant pursuant to which the tenant retains a contractor to construct the improvements on the property and the Company funds the costs of such development. The tenant is contractually obligated to complete the construction on a timely basis, generally within eight months after the Company purchases the land, to pay construction cost overruns to the extent they exceed the construction budget by more than a predetermined amount. The Company also enters into a lease with the tenant at the time the Company purchases the land, which generally requires that the tenant begin paying base rent, calculated as a percentage of the Company's acquisition cost for the property, including construction costs and capitalized interest, when the premises opens for business. During 1997, the Company acquired 19 development properties, 11 of which have been completed, were operating and paying rent as of March 1, 1998. The Company will continue to seek to acquire land for development under similar arrangements.


                       DISTRIBUTION POLICY
                       ===================

Distributions are paid to the Company's stockholders on a monthly basis if, as and when declared by the Company's Board of Directors. The April 1998 distribution of $0.1625 per share represents a current annualized distribution of $1.95 per share, and an annualized distribution yield of approximately 7.5% based on the last reported sale price of $26.00 of the Company's common stock, on the NYSE on March 16, 1998. In order to maintain its tax status as a REIT for federal income tax purposes, the Company is generally required to distribute dividends (other than capital gain dividends) to its stockholders in an amount equal to at least 95% of its taxable income. The Company intends to make distributions to its stockholders which are sufficient to meet this requirement.

Future distributions by the Company will be at the discretion of its Board of Directors and will depend on, among other things, its results of operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"), its debt service requirements and such other factors as the Board of Directors may deem relevant. In addition, the Credit Facility contains financial covenants which could limit the amount of distributions payable by the Company in the event of a deterioration in the results of operations or financial condition of the Company, and which prohibit the payment of distributions on the common stock in the event that the Company fails to pay when due (subject to any applicable grace period) any principal of or interest on borrowings under the Credit Facility.

Distributions by the Company to the extent of its current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income. Distributions in excess of such earnings and profits generally will be treated as a non-taxable reduction in the stockholders' basis in its stock to the extent of such basis, and thereafter as a gain from the sale of such stock. Approximately 5.2% of the distributions made or deemed to have been made in 1997 were classified as a return of capital for federal income tax purposes. The Company is unable to predict the portion of 1998 or future distributions which may be classified as a return of capital since such amount depends on the Company's taxable income for the entire year.

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

ENVIRONMENTAL LIABILITIES. Investments in real property create a potential for environmental liability on the part of the owner of such property for contamination resulting from the presence or discharge of hazardous substances on the property. Such liability may be imposed without regard to knowledge of, or the timing, cause or person responsible for the release of such substances onto the property. There may be environmental problems associated with the Company's properties which are not known to the Company. In that regard, a number of the Company's properties are leased to operators of oil change and tune-up facilities and to convenience stores which sell petroleum-based fuels. These facilities or other of the Company's properties utilize, or may have utilized in the past, underground tanks for the storage of petroleum-based or waste products which could create a potential for release of hazardous substances. The presence of hazardous substances on a property may adversely affect the Company's ability to sell such property and it may cause the Company to incur substantial remediation costs. Although tenants of the Company's properties generally are required by their leases to operate in compliance with all applicable federal, state and local laws and regulations and to indemnify the Company against any environmental liabilities arising from the tenant's activities on the property, the Company could nevertheless be subject to strict liability by virtue of its ownership interest, and there can be no assurance that the tenants would satisfy their indemnification obligations under the leases.

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

In December 1996, the Company obtained a five year environmental insurance policy on the property portfolio. Based upon the 826 properties in the portfolio at December 31, 1997, the cost of the insurance will be approximately $90,000 during 1998. The limit of the policy is $10.0 million for each loss and $20.0 million in the aggregate, with a $100,000 deductible. There is a sublimit on properties with underground storage tanks of $1.0 million per occurrence and $5.0 million in the aggregate, with a deductible of $25,000.

TAXATION OF THE COMPANY. The Company has elected to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 1994. As long as the Company meets the requirements under the Code for qualification as a REIT each year, the Company will be entitled to a deduction when calculating its taxable income for dividends paid to its stockholders. For the Company to qualify as a REIT, however, certain detailed technical requirements must be met (including certain income, asset, distribution and stock ownership tests) under Code provisions for which, in many cases, there are only limited judicial or administrative interpretations. Although the Company intends to operate so that it will continue to qualify as a REIT, the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the Company's circumstances preclude any assurance that the Company will so qualify in any year.

If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates and would not be allowed a deduction in computing its taxable income for amounts distributed to its stockholders. Moreover, unless entitled to relief under certain statutory provisions, the Company also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would substantially reduce the net earnings of the Company available for investment or distribution to stockholders because of the additional tax liability to the Company for the years involved. Consequently, distributions to stockholders would be substantially reduced and could be eliminated because of the Company's increased tax liability. In addition, if the Company fails to qualify as a REIT, all distributions to stockholders will be taxable as ordinary income to the extent of current and accumulated earnings and profits, but, subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction. Even if the Company qualifies for and maintains its REIT status, it is subject to certain federal, state and local taxes on its income and property. For example, if the Company has net income from a prohibited transaction, such income will be subject to a 100% tax.

EFFECT OF DISTRIBUTION REQUIREMENTS. To maintain its status as a REIT for federal income tax purposes, the Company generally is required each year to distribute to its stockholders at least 95% of its taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains) each year. The Company is also subject to tax at regular corporate rates to the extent that it distributes less than 100% of its taxable income (including net capital gains) each year. In addition, the Company is subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of 85% of its ordinary income for such calendar year, 95% of its capital gain net income for the calendar year and any amount of such income that was not distributed in prior years. The Company intends to continue to make distributions to its stockholders to comply with the distribution requirement of the Code and to reduce exposure to federal income taxes and the nondeductible excise tax. Differences in timing between the receipt of income and the payment of expenses in arriving at taxable income and the effect of required debt amortization payments could require the Company to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

DILUTION OF COMMON STOCK. The Company's future growth will depend in large part upon its ability to raise additional capital. If the Company were to raise additional capital through the issuance of equity securities, the interests of holders of common stock could be diluted. Likewise, the Company's Board of Directors is authorized to cause the Company to issue preferred stock of any class or series (with such dividends and voting and other rights as the Board of Directors may determine). Accordingly, the Board of Directors may authorize the issuance of preferred stock with voting, dividend and other similar rights which could be dilutive to or otherwise adversely affect the interests of holders of Common Stock.

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


ITEM 3:  LEGAL PROCEEDINGS
--------------------------

The Company is subject to certain claims and lawsuits, the outcome of which are not determinable at this time. In the opinion of management, any liability that might be incurred by the Company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the Company's consolidated operations, financial position or liquidity.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to stockholders during the fourth quarter of the fiscal year.

PART II
=======

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
----------------------------------------------------------

A. The stock of the Company is traded on the New York Stock Exchange under the symbol "O." The following table shows the high and low sales prices per share for the Common Stock as reported by the New York Stock Exchange composite tape, and distributions declared per share of common stock by Realty Income for the periods indicated.

                              Price Per Share
                              of Common Stock
                            -------------------    Distributions
1997                          High        Low       Declared (1)
-----------------------------------------------------------------
First quarter               $26.625     $23.000        $0.4725
Second quarter               26.500      22.625         0.4725
Third quarter                27.813      25.438         0.4725
Fourth quarter               27.438      23.750         0.4775
                                                       -------
                                                       $1.8950
                                                       =======
1996
-----------------------------------------------------------------
First quarter               $23.250     $20.250        $0.3100(2)
Second quarter               21.375      19.500         0.4650
Third quarter                23.750      20.375         0.4650
Fourth quarter               24.500      22.250         0.4700
                                                       -------
                                                       $1.7100
                                                       =======

[FN]
(1) Distributions currently are declared monthly by the Company based on financial results for the prior months. At December 31, 1997 a distribution of $0.1600 per share had been declared and was paid on January 15, 1998.

(2) In the first quarter of 1996, two monthly distributions of $0.155 per share were declared.

B.  There were approximately 15,500 holders of record of Realty
Income's shares of common stock as of March 16, 1998, however, Realty Income believes the total number of beneficial shareholders of Realty Income to be approximately 48,000.

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------
(not covered by Independent Auditors' Report)

                   As of or for the years ended December 31,
                 (dollars in thousands, except per share data)
              --------------------------------------------------
                 1997       1996       1995       1994       1993
              ========== ========== ========== ========== ==========
Total assets
 (book value) $  577,021 $  454,097 $  417,639 $  352,768 $  384,474
Cash and cash
 equivalents       2,123      1,559      1,650     11,673     29,329
Lines of Credit
 and notes
 payable         132,600     70,000     18,597     12,616        255
Total
 liabilities     143,706     79,856     36,218     17,352      2,570
Stockholders'
 equity          433,315    374,241    381,421    335,416    381,904
Net cash
 provided by
 operating
 activities       52,692     48,073     40,312     28,460     38,485
Net change in
 cash and cash
 equivalents         564        (91)   (10,023)   (17,656)    21,915
Total revenue     67,897     56,957     51,555     48,863     49,018
Consolidation
 costs                --         --         --    (11,201)        --
Income from
 operations       33,688     30,768     25,582     14,059     25,735
Net gain on
 sales of
 properties        1,082      1,455         18      1,165      3,583
Net income        34,770     32,223     25,600     15,224     29,318
Distributions
 paid to
 stockholders/
 partners         44,367     48,079     36,710     44,666     40,831
Ratio of
 earnings to
 fixed charges
 (1)                 5:1       14:1       10:1       39:1    5,865:1
Basic and Diluted
 net income
 per share (2)      1.48       1.40       1.27       0.78
Distributions
 paid per
 share (2)(3)(4)   1.893      2.093      1.825      0.600


(continued)

                   As of or for the years ended December 31,
                 (dollars in thousands, except per share data)
              --------------------------------------------------
                 1997       1996       1995       1994       1993
              ========== ========== ========== ========== ==========
Distributions
 declared per
 share (2)(3)(4)   1.895      1.710      2.215      0.750
Basic
 weighted
 average
 number
 of shares
 outstanding
 (2)          23,568,831 22,976,789 20,230,886 19,502,091
Diluted
 weighted
 average
 number
 of shares
 outstanding
 (2)          23,572,715 22,977,837 20,230,963 19,502,091

[FN]
(1) Ratio of Earnings to Fixed Charges is calculated by dividing earnings by fixed charges. For this purpose, earnings consist of net income before interest expense. Fixed charges are comprised of interest costs (including capitalized interest) and the amortization of debt issuance costs.

(2) Due to the change in the capital structure caused by the Consolidation (see note 1 to the consolidated financial statements), per share information would not be meaningful for 1993 and therefore has not been included.

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

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

GENERAL
-------

Realty Income Corporation, a Maryland corporation ("Realty Income" or the "Company") was organized to operate as an equity real estate investment trust ("REIT"). Realty Income is a fully integrated self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. As of December 31, 1997, the Company owned a diversified portfolio of 826 retail properties located in 43 states with over 6.3 million square feet of leasable space. Of the 826 properties in the portfolio, 819 are single-tenant properties with the remainder being multi-tenant properties. As of December 31, 1997, 812, or over 99%, of the 819 single-tenant properties were net leased with an average remaining lease term (excluding extension options) of approximately 8.4 years.

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

Realty Income adheres to a focused strategy of acquiring freestanding, single-tenant, retail properties leased to regional and national retail chains under long-term, net lease agreements. The Company typically acquires retail store locations, which provides capital to the operators for continued expansion and other corporate purposes. Realty Income's acquisition and investment activities are concentrated in highly specific target markets and focus on middle-market retailers providing goods and services which satisfy basic consumer needs. The Company's net lease agreements generally are for initial terms of 10 to 20 years, require the tenant to pay a minimum monthly rent and property operating expenses (taxes, insurance and maintenance), and provide for future rent increases (typically subject to ceilings) based on increases in the consumer price index or additional rent calculated as a percentage of the tenant's gross sales above a specific level.

From 1970 and through December 31, 1997, Realty Income has acquired and leased back to regional and national retail chains 797 properties (including 32 properties that have been sold) and has collected over 98% of the original contractual rent obligation on these properties.

Realty Income believes that the long-term ownership of an actively managed, diversified portfolio of retail properties leased under long-term, net lease agreements can produce consistent, predictable income and the potential for long-term share price appreciation. Management believes that the income generated under long-term leases, coupled with the tenant's responsibility for property expenses under the net lease structure, generally produces a more predictable income stream than many other types of real estate portfolios.

Realty Income was organized in the State of Delaware on September 9, 1993 to facilitate the merger, which was effective on August 15, 1994 (the "Consolidation"), of ten private and 15 public real estate limited partnerships (the "Partnerships") with and into Realty Income. In May 1997, the Company was reincorporated as a Maryland corporation. From the date of the Consolidation through August 17, 1995, the Company's day-to-day affairs were managed by R.I.C. Advisor, Inc. (the "Advisor") which provided advice and assistance regarding acquisitions of properties by the Company and performed the day-to-day management of the Company's properties and business. On August 17, 1995, the Advisor was merged with and into Realty Income (the "Merger") and the company became self-administered and self-managed.

     Other Information

Thomas A. Lewis succeeded William E. Clark as Chief Executive Officer of the Company in May 1997. Mr. Lewis has been an officer of the Company since 1987 and has served as the Vice Chairman of the Board of Directors since 1994. Mr. Clark has continued as Chairman of the Board of Directors of the Company.

The Company's common stock is listed on the New York Stock Exchange under the symbol "O" and its central index key ("CIK") number is 726728.

The Company anticipates that the year 2000 date issue will not adversely affect its current software or computers and will not have a material impact its consolidated financial position, results of operations, or liquidity.


LIQUIDITY AND CAPITAL RESOURCES
===============================

    Cash Reserves

Realty Income was organized for the purpose of operating as an equity REIT which acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. The Company intends to retain an appropriate amount of cash as working capital reserves. At December 31, 1997, the Company had cash and cash equivalents totaling $2.1 million.

Management believes that the Company's cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet its liquidity needs for the foreseeable future, except that the Company will require additional sources of capital to fund property acquisitions.

    Capital Funding

Realty Income has a $150 million, three-year revolving, unsecured acquisition credit facility that expires in December 2000. The credit facility currently bears interest at 0.85% over the London Interbank Offered Rate ("LIBOR") and offers the Company other interest rate options. As of March 16, 1998, $138.0 million of borrowing capacity was available to the Company under the acquisition credit facility.
At that time, the outstanding balance was $12.0 million with an effective interest rate of 6.6%. This credit facility has been and is expected to be used to acquire additional retail properties leased to national and regional retail chains under long term lease agreements. Any additional borrowings will increase the Company's exposure to interest rate risk.

Realty Income expects to meet its long-term capital needs for the acquisition of properties through the issuance of public or private debt or equity. In August 1997, the Company filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $300 million in value of common stock, preferred stock and/or debt securities. Approximately $91.9 million in value of common stock and debt securities has been issued under the universal shelf registration statement through March 4, 1998.

On February 23, 1998, Realty Income issued 751,174 shares of common stock at a net price to the Company of $25.295 per share to a unit investment trust. The net proceeds were used to repay borrowings of $19.0 million under the acquisition credit facility.

On October 15, 1997, Realty Income issued 2,700,000 shares of common stock at a price of $27.00 per share. The net proceeds were used to repay borrowings of $62.6 million under the acquisition credit facility and to acquire properties. These borrowings under the acquisition credit facility were used to acquire properties during June 1997 through September 1997.

On May 6, 1997, Realty Income issued $110 million of 7.75% notes due May 2007 (the "Notes"). The Notes were sold at 99.929% of par for a yield of 7.76%. After taking into effect the gain of $1.1 million realized on the treasury interest rate lock agreement, which is described in the next paragraph, the effective interest rate on the Notes to the Company is 7.62%. The net proceeds from the issuance of the Notes were used to repay $93.7 million of outstanding borrowings under the Company's credit facility and to acquire properties. Interest on the Notes is payable semiannually each May and November.

Currently, there is no formal trading market for the Notes and the Company has not listed and does not intend to list the Notes on any securities exchange.

In December 1996, the Company entered into a treasury interest rate lock agreement to hedge against the possibility of rising interest rates. Under the terms of the interest rate lock agreement, the Company was to receive or make a payment based on the differential between a specified interest rate, 6.537%, and the actual 10-year treasury interest rate on notional principal of $90 million, at the end of six months. Based on the 10-year treasury interest rate at May 1, 1997 (the interest rate pricing date), the Company realized a $1.1 million gain on the agreement, which was received in June 1997. The gain on the agreement is being amortized over 10 years (the life of the Notes) as a yield adjustment to interest expense.

The Company received investment grade corporate credit ratings from Duff & Phelps Rating Company, Moody's Investor Service, Inc., and Standard & Poor's Rating Group in December 1996. Currently, Duff & Phelps has assigned a rating of BBB, Moody's has assigned a rating of Baa3, and Standard & Poor's has assigned a rating of BBB- to the Company's senior debt. These ratings are subject to change based upon, among other things, the Company's results of operations and financial condition.

    Property Acquisitions

During 1997, Realty Income acquired 96 retail properties located in 27 states for $139.2 million (which excludes the estimated unfunded development costs of $2.9 million on properties under construction at December 31, 1997) and selectively sold ten properties, increasing the number of properties in its portfolio by 11.6% to 826 from 740 at December 31, 1996. During 1997, the Company also invested $3.1 million in development properties acquired in 1996 and $53,000 in five existing properties in its portfolio. The 96 properties acquired will contain approximately 1.1 million leasable square feet and are 100% leased under net leases, with an average initial lease term of 14.4 years. The weighted average annual unleveraged return on the cost of the 96 properties (including the estimated unfunded development cost of the properties under development) is estimated to be 10.4%, computed as estimated contractual net operating income (which in the case of a net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by total acquisition and estimated development costs. Since it is possible that a tenant could default on the payment of contractual rent, no assurance can be given that the actual return on the cost of the 96 properties acquired in 1997 will not differ from the foregoing percentage.

Of the properties acquired during 1997, 88 were occupied as of February 28, 1998 and the remaining properties were pre-leased and under construction pursuant to contracts under which the tenant has agreed to develop the properties (with development costs funded by the Company) and to begin paying rent when the premises open for business. All of the properties acquired in 1997, including the properties under development, are leased with initial terms of nine to 20 years.

The following table summarized Realty Income's 1997 acquisition activity by quarter.

                                              Approx.
1997 Acquisi-   Properties   Initial Lease   Leasable        Total
tion Activity    Acquired     Term (Years)  Square Feet   Invested (1)
=============   ==========   =============  ===========   ============
1st quarter          11            14.0         237,000   $ 17,933,000
2nd quarter          26            14.5         353,000     39,003,000
3rd quarter          27            15.1         380,000     59,032,000
4th quarter          32            13.8         159,000     26,319,000
--------------   ----------   -------------  -----------  ------------
Totals               96            14.4       1,129,000   $142,287,000
==============   ==========   =============  ===========  ============

[FN]
(1) Includes the $3.1 million invested during 1997 in development properties acquired in 1996.

    Distributions

Cash distributions paid during 1997, 1996 and 1995 were $44.4 million, $48.1 million and $36.7 million, respectively. The 1996 cash distributions include a special distribution of $5.3 million paid in January 1996.

During 1997, the Company paid 11 monthly distributions of $0.1575 per share and increased the monthly distribution to $0.16 per share in December 1997. The monthly distributions paid during 1997 totaled $1.8925 per share. In December 1997, and January and February 1998, the Company declared distributions of $0.16 per share which were paid on January 15, 1998, February 17, 1998 and payable on March 16, 1998, respectively.

During 1996, the Company paid 11 monthly distributions of $0.155 per share and increased the monthly distribution to $0.1575 per share in December 1996. The regular distributions paid during 1996 totaled $1.8625 per share. In addition, the Company paid a special distribution of $0.23 per share in January 1996. Total distributions paid in 1996 were $2.0925 per share. For federal income tax purposes, a portion of the special distribution, in the amount of approximately $0.144 per share, was taxable as ordinary income in 1995 and the remaining $0.086 per share was included in each stockholders 1996 Form 1099.

During 1995, the Company paid monthly distributions of $0.15 per share from January through July and increased the monthly distribution to

$0.155 per share in August 1995. Monthly distributions of $0.155 per share were paid in August through December 1995. The monthly distributions paid during 1995 totaled $1.825 per share.

     Other Information

As a result of the Merger in August 1995, the Company assumed a defined benefit pension plan (the "Plan") covering substantially all of the employees of the Advisor. The board of directors of the Advisor froze the Plan effective May 31, 1995 and no additional employees were entitled to enter the Plan. The Plan was terminated on January 2, 1996 and final disbursement of the Plan's assets occurred on February 24, 1997.

FUNDS FROM OPERATIONS ("FFO")

FFO for 1997 increased by $4.63 million or 9.7% to $52.35 million versus $47.72 million during 1996. FFO during 1995 was $40.4 million.

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

The following is a reconciliation of net income to FFO, and information regarding distributions paid and diluted weighted average number of shares outstanding for 1997, 1996 and 1995 (dollars in thousands, except per share data):

                                       1997        1996        1995
                                     --------    --------    --------
Net income                        $    34,770 $    32,223 $    25,600
Plus depreciation and amortization     18,596      16,422      14,849
Plus provision for impairment losses      165         579          --
Less depreciation of furniture, fixtures
  and equipment and amortization of
  organization costs                      (96)        (51)        (17)
Less gain on sales of properties       (1,082)     (1,455)        (18)
                                     --------    --------    --------
Total Funds From Operations       $    52,353 $    47,718 $    40,414
                                     ========    ========    ========
Regular Cash Distributions Paid   $    44,367 $    42,794 $    36,710
FFO in excess of Regular
  Distributions                   $     7,986 $     4,924 $     3,704
Special Cash Distributions Paid   $        -- $     5,285 $        --
Diluted weighted average
  number of shares outstanding     23,572,715  22,977,837  20,230,963

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


RESULTS OF OPERATIONS
=====================

     Comparison of 1997 to 1996

Rental revenue was $67.6 million for 1997 versus $56.8 million for 1996, an increase of $10.8 million. The increase in rental revenue was primarily due to the acquisition of 96 properties during 1997 and 62 properties during 1996. These properties generated revenue of $11.4 million in 1997 compared to $915,000 in 1996, an increase of $10.5 million. At January 1, 1998, annualized contractual lease payments on the properties acquired in 1996 and 1997 are approximately $20.2 million (excluding estimated rent from nine properties under development and any percentage rents).

Of the 826 properties in the portfolio as of December 31, 1997, 819 are single-tenant properties with the remaining properties being multi-tenant properties. Of the 819 single-tenant properties, 812, or over 99%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.4 years. At December 31, 1997, 812 of the Company's 819 single tenant properties had leases which provide for increases in rents through: (i) base rent increases tied to a consumer price index with adjustment ceilings; (ii) overage rent based on a percentage of the tenants' gross sales or (iii) fixed increases. Some leases contain more than one of these clauses. Percentage rent, which is included in rental revenue, was $1.8 million during 1997 and $1.7 million in 1996.

Same store rents generated on 667 properties owned during all of both 1997 and 1996 increased by $767,000 or 1.4%, to $55.74 million from $54.97 million.

The following tables represent Realty Income's rental revenue by industry (dollars in thousands):

                           Annualized as         For the Year Ended
                        of January 1, 1998       December 31, 1997
                      ----------------------    ----------------------
                       Rental(1)  Percentage     Rental     Percentage
Industry               Revenue     of Total      Revenue     of Total
--------------------   -------     ----------    -------     ---------
Apparel Stores         $ 1,928         2.5%      $   496          0.7%
Automotive Parts         6,280         8.2         6,142          9.1
Automotive Service       6,434         8.4         4,332          6.4
Book Stores                450         0.6           368          0.5
Child Care              24,473        31.9        24,284         35.9
Consumer Electronics     4,432         5.8         4,388          6.5
Convenience Stores       4,473         5.8         3,738          5.5
Home Furnishings         5,116         6.7         3,812          5.6
Office Supplies          2,215         2.9         1,123          1.7
Pet Supplies               253         0.3           134          0.2
Restaurants             13,314        17.3        13,416         19.8
Shoe Stores                332         0.4           107          0.2
Video Rental             2,286         3.0           373          0.6
Other                    4,788         6.2         4,900          7.3
--------------------   -------     ----------    ---------    -------
Totals                 $76,774       100.0%      $67,613        100.0%
====================   =======     ==========    =========    ========

 (1) Annualized rental revenue as of January 1, 1998 has been calculated on the properties owned at January 1, 1998 by multiplying the monthly contractual base rent by 12 and adding the 1997 historical percentage rents, which totaled $1.8 million.

                         For the Year Ended        For the Year Ended
                         December 31, 1996         December 31, 1995
                        --------------------     --------------------
                        Rental    Percentage     Rental    Percentage
Industry                Revenue    of Total      Revenue    of Total
--------------------    -------    ---------     -------    ---------
Apparel Stores          $    --          --%     $    --          --%
Automotive Parts          5,966        10.5        5,855        11.4
Automotive
  Service                 2,706         4.8        1,876         3.7
Book Stores                  --          --           --          --
Child Care               23,854        42.0       23,358        45.6
Consumer
  Electronics               507         0.9           --          --
Convenience
  Stores                  2,647         4.6        1,254         2.4
Home Furnishings          2,496         4.4        1,471         2.9
Office Supplies              --          --           --          --

(continued on next page)

(continued)

Pet Supplies                 --          --           --          --
Restaurants              13,836        24.4       12,632        24.7
Shoe Stores                  --         --            --          --
Video Rental                 --         --            --          --
Other                     4,765        8.4         4,739         9.3
--------------------    -------    ---------     -------    ---------
Totals                  $56,777       100.0%     $51,185      100.0%
====================    =======    =========     =======    =========

At December 31, 1997, the Company had eight properties (one of which is a multi-tenant property) that were not under lease as compared to nine at December 31, 1996 and four at December 31, 1995. At December 31, 1997, 818, or over 99%, of the 826 properties in the portfolio were under lease agreements with third party tenants.

Interest and other revenue during 1997 and 1996 totaled $284,000 and $180,000, respectively, an increase of $104,000. The increase in 1997 was primarily due to interest earned on Note proceeds in excess of the $93.7 million used to payoff the credit facility in May 1997. These proceeds were invested in new properties during May and June 1997.

Depreciation and amortization was $18.6 million in 1997 versus $16.4 million in 1996. The increase in 1997 was primarily due to depreciation of the properties acquired in 1996 and 1997.

General and administrative expenses increased by $256,000 to $5.44 million in 1997 versus $5.18 million in 1996. The increase in general and administrative expenses was primarily due to an increase in property acquisition expenses and employee costs. General and administrative expenses as a percentage of revenue decreased to 8.0% in 1997 as compared to 9.1% in 1996. During 1997, the Company increased its number of employees to 47 from 35. The majority of the new employees work primarily on new property acquisitions.

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At December 31, 1997, eight properties were available for lease as compared to nine at December 31, 1996.

Property expenses were $1.79 million in 1997 and $1.64 million in 1996, an increase of $145,000. The increase in property expenses was primarily attributable to costs of the environmental insurance obtained in December 1996. In 1997, environmental insurance expense totaled $85,000 and based upon the 826 properties in the portfolio at December 31, 1997, the costs of environmental insurance is anticipated to be approximately $90,000 during 1998. The limit of the policy is $10 million for each loss and $20 million in the aggregate, with a $100,000 deductible. There is a sub-limit on properties with underground storage tanks of $1 million per occurrence and $5 million in the aggregate, with a deductible of $25,000.

Interest expense in 1997 increased by $5.9 million to $8.23 million, as compared to $2.37 million in 1996. The following is a summary of the five components of interest expense for 1997 and 1996 (dollars in thousands):

                                      1997        1996      Net Change
                                    -------     -------     ----------
Interest on outstanding
  loans and notes                   $ 8,043     $ 2,137       $ 5,906
Amortization of the gain on the
  treasury lock agreement               (75)         --           (75)
Credit facility commitment fees         145         156           (11)
Amortization of credit facility
  origination costs and deferred
  bond financing costs                  281         224            57
Interest capitalized                   (168)       (150)          (18)
                                    -------     -------     ----------
Totals                              $ 8,226     $ 2,367       $ 5,859
                                   ========     =======     ==========

Interest on outstanding loans and notes was $5.9 million higher in 1997 than in 1996, due to an increase in the average outstanding balances and a higher average interest rate. The higher average interest rate was due to interest on the Notes issued in May 1997. During 1997, the average outstanding balances and interest rate (after taking into effect amortization of the gain on the treasury lock agreement) on the Notes and credit facility were $108.4 million and 7.35% as compared to $30.7 million and 6.96% during 1996. During 1997, the credit facility's average interest rate was 6.82% and average outstanding balance was $36.1 million.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In 1997, a $165,000 charge was taken to reduce the net carrying value on three properties because they became held for sale. One of these properties was sold in 1997 and another in January 1998. In 1996, a $579,000 charge was taken to reduce the net carrying value on four properties because they became held for sale. Three of these properties have been sold.

During 1997, the Company sold ten properties (six restaurants, two child care centers, one automotive parts store and one multi-tenant location) for a total of $4.4 million and recorded a gain of $1.1 million. During 1996, the Company sold seven properties (five restaurants and two multi-tenant locations) for $4.4 million and recognized a gain of $1.5 million.

In 1997, the Company had net income of $34.77 million versus $32.22 million in 1996. The $2.55 million increase in net income is primarily due to the increase in rental revenue from properties acquired in 1996 and 1997 of $10.5 million and an increase in same store rents on 667 properties owned during both periods of $767,000, which were partially offset by an increase in depreciation and amortization, general and administrative, and interest expense totaling $8.3 million.

     Comparison of 1996 to 1995

Rental revenue was $56.8 million for 1996 versus $51.2 million for 1995, an increase of $5.6 million. The increase in rental revenue was primarily due to the acquisition of 124 properties from December 1994 through December 1996. These properties generated revenue in 1996 and 1995 of $8.8 million and $3.8 million, respectively, an increase of $5.0 million.

Of the 740 properties in the portfolio as of December 31, 1996, 732 are single-tenant properties with the remaining properties being multi-tenant properties. Of the 732 single-tenant properties, 723, or approximately 99%, had leases which provide for increases in rents through: (i) base rent increases tied to a consumer price index with adjustment ceilings; (ii) overage rent based on a percentage of the tenants' gross sales or (iii) fixed increases. Some leases contain more than one of these clauses. Percentage rent, which is included in rental revenue, was $1.7 million during 1996 and $1.6 million in 1995.

Same store rents generated on 619 properties owned during all of both 1996 and 1995 increased by $871,000, or 1.9%, to $48.0 million from $47.1 million.

At December 31, 1996, the Company had nine properties that were not under lease as compared to four at December 31, 1995. At December 31, 1996, 731, or approximately 99%, of the 740 properties in the portfolio were under lease agreements with third party tenants.

Interest and other revenue during 1996 and 1995 totaled $180,000 and $370,000, respectively. The decrease of $190,000 was due to lower average cash and cash equivalent balances in 1996.

Depreciation and amortization was $16.4 million in 1996 versus $14.8 million in 1995. The increase in 1996 was primarily due to depreciation of properties acquired during 1995 and 1996 and amortization of goodwill recorded in connection with the Merger of the Advisor.

General and administrative expenses and advisor fees decreased by $1.7 million to $5.2 million in 1996 versus $6.9 million in 1995. General and administrative expenses were $5.2 million in 1996 versus $3.2 million in 1995 and advisor fees of $3.7 million in 1995. The $2.0 million increase in general and administrative expenses was primarily due to the Merger of the Advisor. Subsequent to the Merger, the Company commenced paying for management, accounting systems, office facilities, professional and support personnel expenses (i.e. costs of being self-administered). Prior to the Merger such costs were the responsibility of the Advisor. General and administrative expenses and advisor fees as a percentage of revenue decreased to 9.1% in 1996 as compared to 13.3% in 1995.

Property expenses were $1.6 million in 1996 and 1995. Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At December 31, 1996, nine properties were available for lease as compared to four at December 31, 1995.

Interest expense in 1996 decreased by $275,000 to $2.37 million, as compared to $2.64 million in 1995. The following is a summary of the four components of interest expense for 1996 and 1995 (dollars in thousands):

                                      1996       1995       Net Change
                                    -------    -------      ----------
Interest on outstanding loans
  and notes                         $ 2,137    $ 2,403        $ (266)
Credit facility commitment fees         156        127            29
Amortization of credit facility
  origination costs and deferred
  bond financing costs                  224        329          (105)
Interest capitalized                   (150)      (217)           67
                                    -------    -------      ----------
Totals                              $ 2,367    $ 2,642        $ (275)
                                    =======    =======      ==========

Interest on outstanding loans and notes during 1996 was $266,000 lower than in 1995, due to a decrease in the average outstanding balances and lower average interest rates on the credit facility and the notes issued as part of the Consolidation. During 1996, the average outstanding balances and interest rate on the notes and credit facility were $30.7 million and 6.96% as compared to $31.3 million and 7.68% during 1995.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In 1996, a $579,000 charge was taken to reduce the net carrying value on four properties because they became held for sale. Three of these properties have been sold. No charge was recorded for an impairment loss in 1995.

During 1996, the Company sold seven properties (five restaurants and two multi-tenant locations) for a total of $4.4 million and recorded a gain of $1.5 million. During 1995, the Company sold three properties (two child care centers and a multi-tenant location) for $617,000 and recognized a gain of $18,000.

In 1996, the Company had net income of $32.2 million versus $25.6 million in 1995. The $6.6 million increase in net income is primarily due to an increase in rental revenue from 124 properties acquired from December 1994 through December 1996 of $5.0 million, an increase in the net gain on sales of properties of $1.4 million and a net decrease in advisor fees, general and administrative expenses of $1.7 million, offset by an increase in depreciation and amortization expense of $1.6 million.


IMPACT OF INFLATION
===================

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


IMPACT OF ACCOUNTING PRONOUNCEMENTS
===================================

In June 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 130, "Reporting
Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements, and is effective for periods beginning after December 15, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"). Statement No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for periods beginning after December 15, 1997.

Management believes that the adoption of the aforementioned statements will not have a material effect on the manner and nature of disclosures currently made by the Company.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Table of Contents                                            Page
-----------------                                            ----

A.  Independent Auditors' Report...............................41

B.  Consolidated Balance Sheets,
      December 31, 1997 and 1996...............................42

C.  Consolidated Statements of Income,
      Years ended December 31, 1997, 1996 and 1995.............44

D.  Consolidated Statements of Stockholders' Equity,
      Years ended December 31, 1997, 1996 and 1995.............45

E.  Consolidated Statements of Cash Flows,
      Years ended December 31, 1997, 1996 and 1995.............47

F.  Notes to Consolidated Financial Statements.................49

G.  Consolidated Quarterly Financial Data
      (unaudited) for 1997 and 1996............................59

H.  Schedule III-Real Estate and Accumulated
      Depreciation.............................................60

Schedules not Filed: All schedules, other than that indicated in the Table of Contents, have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                   Independent Auditors' Report
                   ----------------------------

The Board of Directors and Stockholders
Realty Income Corporation:


We have audited the consolidated financial statements of Realty Income Corporation and subsidiaries as listed in the accompanying table of contents. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III listed in the accompanying table of contents. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                 /s/KPMG PEAT MARWICK LLP


San Diego, California
January 23, 1998,
   except as to note 6A to the
   consolidated financial statements,
   which is as of February 23, 1998

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
                   December 31, 1997 and 1996
          (dollars in thousands, except per share data)

                                               1997       1996
                                            =========  =========
ASSETS
Real estate, at cost:
  Land                                      $ 214,342  $ 165,598
  Buildings and improvements                  485,455    398,942
                                            ---------  ---------
                                              699,797    564,540
  Less - accumulated depreciation
    and amortization                         (152,206)  (138,307)
                                            ---------  ---------
     Net real estate                          547,591    426,233
Cash and cash equivalents                       2,123      1,559
Accounts receivable                             2,888      1,905
Due from affiliates                               348        383
Other assets                                    3,170      2,183
Goodwill, net                                  20,901     21,834
                                            ---------  ---------
     TOTAL ASSETS                           $ 577,021  $ 454,097
                                            =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                       $   4,112  $   3,619
Accounts payable and accrued expenses           2,180      1,172
Other liabilities                               4,814      5,065
Lines of credit payable                        22,600     70,000
Notes payable                                 110,000         --
                                            ---------  ---------
     TOTAL LIABILITIES                        143,706     79,856
                                            ---------  ---------
















(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
                   December 31, 1997 and 1996
          (dollars in thousands, except per share data)

                                               1997       1996
                                            =========  =========
Commitments and contingencies

Stockholders' Equity
Preferred stock, par value $1.00 per
  share, 20,000,000 shares authorized,
  no shares issued or outstanding                  --         --
Common stock, par value $1.00 per share,
  100,000,000 shares authorized,
  25,698,464 and 22,979,537 shares
  issued and outstanding in 1997 and
  1996, respectively                           25,698     22,980
Paid in capital in excess of par value        582,450    516,004
Accumulated distributions in excess
  of net income                              (174,833)  (164,743)
                                            ---------  ---------
     TOTAL STOCKHOLDERS' EQUITY               433,315    374,241
                                            ---------  ---------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                 $ 577,021  $ 454,097
                                            =========  =========

















   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements Of Income
                =================================
          Years Ended December 31, 1997, 1996 and 1995
          (dollars in thousands, except per share data)

                                 1997        1996        1995
                              ==========  ==========  ==========
REVENUE
  Rental                      $   67,613  $   56,777  $   51,185
  Interest                           192         109         276
  Other                               92          71          94
                              ----------  ----------  ----------
                                  67,897      56,957      51,555
                              ----------  ----------  ----------
EXPENSES
  Depreciation and
    amortization                  18,596      16,422      14,849
  General and administrative       5,437       5,181       3,214
  Advisor fees                        --          --       3,661
  Property                         1,785       1,640       1,607
  Interest                         8,226       2,367       2,642
  Provision for impairment
    losses                           165         579          --
                              ----------  ----------  ----------
                                  34,209      26,189      25,973
                              ----------  ----------  ----------

Income from operations            33,688      30,768      25,582
Net gain on sales of
  properties                       1,082       1,455          18
                              ----------  ----------  ----------
NET INCOME                    $   34,770  $   32,223  $   25,600
                              ==========  ==========  ==========

Basic and diluted
  net income per share        $     1.48  $     1.40  $     1.27
                              ==========  ==========  ==========









   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
        Consolidated Statements Of Stockholders' Equity
    ========================================================
          Years Ended December 31, 1997, 1996 and 1995
                     (dollars in thousands)

                                              Accumu-
                                    Paid in    lated
                                    Capital   Distri-
                                      in      butions
                 Common Stock       Excess   in Excess
              -------------------   of Par     of Net
                Shares    Amount     Value     Income    Totals
              ==========  =======  ========  =========  ========
Balance,
  December
  31, 1994    19,502,091  $19,502  $452,996  $(137,082) $335,416

Net income            --       --        --     25,600    25,600
Distributions
  paid and
  payable to
  stockholders        --       --        --    (46,192)  (46,192)
Shares issued
  in exchange
  for advisor
  shares         990,704      991    20,186         --    21,177
Shares retired   (57,547)     (58)   (1,172)        --    (1,230)
Shares issued
  in stock
  offering, net
  offering
  costs of
  $3,217       2,540,000    2,540    44,090         --    46,630
Shares issued
  in exchange
  for limited
  partnership
  interests          989        1        19         --        20
              ----------  -------  --------  ---------  --------
Balance,
  December
  31, 1995    22,976,237   22,976   516,119   (157,674)  381,421

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
        Consolidated Statements Of Stockholders' Equity
    ========================================================
          Years Ended December 31, 1997, 1996 and 1995
                     (dollars in thousands)

                                              Accumu-
                                    Paid in    lated
                                    Capital   Distri-
                                      in      butions
                 Common Stock       Excess   in Excess
              -------------------   of Par     of Net
                Shares    Amount    Value      Income    Totals
              ==========  =======  ========  =========  ========
Net income            --       --        --     32,223    32,223
Distributions
  paid and
  payable to
  stockholders        --       --        --    (39,292)  (39,292)
Shares issued      3,300        4        73         --        77
Stock offering
  costs               --       --      (188)        --      (188)
              ----------  -------  --------  ---------  --------
Balance,
  December
  31, 1996    22,979,537   22,980   516,004   (164,743)  374,241

Net income            --       --        --     34,770    34,770
Distributions
  paid and
  payable to
  stockholders        --       --        --    (44,860)  (44,860)
Shares issued
  in stock
  offering, net
  offering
  costs of
  $4,193       2,700,000    2,700    66,007         --    68,707
Shares issued     22,989       22       532         --       554
Shares
  forfeited       (4,062)      (4)      (93)        --       (97)
              ----------  -------  --------  ---------  --------
Balance,
  December
  31, 1997    25,698,464  $25,698  $582,450  $(174,833) $433,315
              ==========  =======  ========  =========  ========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
          Years Ended December 31, 1997, 1996 and 1995
                     (dollars in thousands)

                                      1997      1996      1995
                                    ========  ========  ========

CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income                          $ 34,770  $ 32,223  $ 25,600
Adjustments to net income:
  Depreciation and amortization       18,596    16,422    14,849
  Provision for impairment losses        165       579        --
  Net gain on sales of properties     (1,082)   (1,455)      (18)
Changes in assets and liabilities:
  Accounts receivable and
    other assets                        (844)     (646)       (1)
  Accounts payable, accrued expenses
    and other liabilities              1,087       950       (86)
  Due to advisor                          --        --       (32)
                                    --------  --------  --------

     Net cash provided by
       operating activities           52,692    48,073    40,312
                                    --------  --------  --------

CASH FLOWS FROM
  INVESTING ACTIVITIES
Proceeds from sales of properties      4,432     4,405       617
Acquisition of and additions to
  properties                        (140,389)  (55,705)  (65,890)
Payment of advisor merger costs           --        --    (1,629)
Cash acquired from advisor merger         --        --       647
                                    --------  --------  --------

     Net cash used in
       investing activities         (135,957)  (51,300)  (66,255)
                                    --------  --------  --------












(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
          Years Ended December 31, 1997, 1996 and 1995
                     (dollars in thousands)

                                      1997      1996      1995
                                    ========  ========  ========
CASH FLOWS FROM
  FINANCING ACTIVITIES
Payments of distributions            (44,367)  (48,079)  (36,710)
Proceeds from lines of credit        117,000    66,700    50,600
Payments of lines of credit         (164,400)   (2,700)  (44,600)
Proceeds from notes issued,
  net costs of $848                  109,152        --        --
Payment of notes payable                  --   (12,597)       --
Proceeds from stock offering,
  net of offering costs               68,707        --    46,630
Proceeds from other stock issuances      246        --        --
Stock offering costs                      --      (188)       --
Payments to the defined benefit
  pension plan                        (2,223)       --        --
Increase in other assets                (286)       --        --
                                    --------  --------  --------

     Net cash provided by
       financing activities           83,829     3,136    15,920
                                    --------  --------  --------

Net increase (decrease) in cash
  and cash equivalents                   564       (91)  (10,023)

Cash and cash equivalents,
  beginning of year                    1,559     1,650    11,673
                                    --------  --------  --------

Cash and cash equivalents,
  end of year                       $  2,123  $  1,559  $  1,650
                                    ========  ========  ========

For supplemental disclosures, see note 12.





   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
           Notes To Consolidated Financial Statements
           ==========================================
                December 31, 1997, 1996 and 1995

1.  Organization and Operation

Realty Income Corporation (the "Company") was organized in the State of Delaware in September 1993 to facilitate the merger, which was effected on August 15, 1994 (the "Consolidation"), of 10 private and 15 public real estate limited partnerships with and into the Company. In August 1995, the Company became self-administered and self-managed after acquiring R.I.C. Advisor, Inc. (the "Advisor"). In May 1997, the Company reincorporated as a Maryland corporation pursuant to a merger of the Company into a wholly-owned Maryland subsidiary and the conversion of each outstanding share of common stock of the Company into one share of common stock of the surviving corporation. The Company invests in commercial retail real estate and has elected to be taxed as a real estate investment trust ("REIT"). As of December 31, 1997, the Company owned 826 properties in 43 states.

2.  Summary of Significant Accounting Policies and Procedures

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

Depreciation and Amortization - Depreciation of buildings and improvements, and amortization of goodwill are computed using the straight-line method over an estimated useful life of 25 years.

Leases - All leases are accounted for as operating leases.   Under
this method, lease payments are recognized as revenue over the term of the lease on a straight-line basis.

Federal Income Taxes - The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Management believes the Company has qualified and continues to qualify as a REIT and therefore will be permitted to deduct distributions paid to its stockholders, eliminating the federal taxation of income represented by such distributions at the Company's level. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Distributions Paid and Payable - For the year ended December 31, 1997, cash distributions of $1.8925 per share were paid. The 1997 distributions consisted of eleven monthly distributions of $0.1575 per share and one monthly distribution of $0.16 per share. As of December 31, 1997, a distribution of $0.16 per share was declared and payable.

For the year ended December 31, 1996, cash distributions of $2.0925 per share were paid. The 1996 distributions consisted of a special distribution of $0.23 per share, eleven monthly distributions of $0.155 per share and one distribution of $0.1575 per share.

For the year ended December 31, 1995, cash distributions of $1.825 per share were paid. The 1995 distributions consisted of seven monthly distributions of $0.15 per share and five monthly distributions of $0.155 per share. As of December 31, 1995, three distributions totaling $0.54 per share were declared and payable.

The following presents the federal income tax characterization of distributions paid or deemed to be paid to stockholders for the years ended December 31:

                             1997            1996           1995
                            ------          ------         ------
Ordinary Income             $1.794          $1.691         $1.876
Return of Capital            0.099           0.257          0.093
                            ------          ------         ------
Totals                      $1.893          $1.948         $1.969
                            ======          ======         ======

For federal income tax purposes, a portion of the distributions payable at December 31, 1995, in the amount of $0.144 per share, were deemed to be paid in 1995. This amount is included in the $1.876 per share taxable as ordinary income in 1995 and represents the remaining portion of taxable earnings and profits which were assumed by the Company in the merger with the Advisor.

Provision for Impairment Losses - The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) over a long-term holding period plus estimated disposition proceeds (undiscounted) are less than the current book value. If a property is held for sale, it is carried at the lower of cost or estimated fair value, less costs to sell. For the years ended December 31, 1997 and 1996, provisions for impairment losses of

$165,000 and $579,000, respectively, were charged to operations to reduce the net carrying value of three properties held for sale in 1997 and four properties held for sale in 1996. There was no provision for impairment losses in 1995.

Net Income Per Share - The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") effective for the period ended December 31, 1997. SFAS No. 128 simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. All prior period net income per share data presented were restated to conform to SFAS No. 128.

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per share is computed by dividing the amount of net income for the period by each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.

The following is a reconciliation of the denominator of the basic net income per share computation to the denominator of the diluted net income per share computation (net income was available to common shareholders for all periods presented):

                                     1997         1996         1995
                                  ----------   ----------   ----------
Weighted average shares used for
  basic net income computation    23,568,831   22,976,789   20,230,886
Incremental shares from the
  assumed conversion of stock
  options                              3,884        1,048           77
                                  ----------   ----------   ----------
Adjusted weighted average shares
  used for diluted net income
  computation                     23,572,715   22,977,837   20,230,963
                                  ==========   ==========   ==========

Stock Option Plan - The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Derivative Financial Instrument - The Company had an interest rate treasury lock agreement to hedge the effect of interest rate fluctuations. This instrument met the requirement for hedge accounting, including a high correlation to a specific transaction. Accordingly, the amount received under the terms of the agreement is recognized in income when interest expense related to the hedge item is recognized.

Use of Estimates - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3.  Credit Facility Available for Acquisitions

The Company has a $150 million, three-year, revolving, unsecured acquisition credit facility that expires in December 2000. The credit facility is from The Bank of New York, as agent, and several U.S. and non-U.S. banks. In November 1997, the Company obtained a $10 million unsecured line of credit with The Bank of New York, which was repaid and canceled in January 1998. As of December 31, 1997 and 1996, the outstanding balances on the credit facility and line of credit were $22.6 million and $70.0 million, respectively, with an effective interest rate of approximately 6.66% and 6.85%, respectively.

The credit facility currently bears interest at 0.85% over the London Interbank Offered Rate ("LIBOR") and offers the Company other interest rate options. A facility fee of 0.15%, per annum, accrues on the total commitment of the credit facility.

The credit facility is subject to various leverage and interest coverage ratio limitations. The Company is and has been in compliance with these limitations.

In 1997, 1996 and 1995, interest of $168,000, $150,000 and $217,000, respectively, was capitalized on properties under construction.

4.  Notes Payable

On May 6, 1997, Realty Income issued $110 million of 7.75% unsecured notes due May 2007 (the "Notes"). The Notes were sold at 99.929% of par for a yield of 7.76%. After taking into effect the $1.1 million gain realized on the treasury interest rate lock agreement (see note
5), the effective interest rate to the Company on the Notes is 7.62%. The net proceeds from the issuance of the Notes were used to repay $93.7 million of outstanding borrowings under the Company's credit facility and to acquire properties. Interest on the Notes is payable semiannually each May and November. Interest incurred on the Notes for the year ended December 31, 1997 was $5.5 million. Currently, there is no formal trading market for the Notes and the Company has not and does not intend to list the Notes on any securities exchange.

On March 29, 1996, the Company redeemed, at par, the $12.6 million principal amount of notes issued at the time of the Consolidation to investors in the partnerships. Interest incurred on the notes for the years ended December 31, 1996 and 1995 was $217,000 and $997,000, respectively.

5.  Derivative Financial Instrument

In December 1996, the Company entered into a treasury interest rate lock agreement to hedge against rising interest rates applicable to the Notes (see note 4). Under the terms of the interest rate lock agreement, the Company was to receive or make a payment based on the differential between a specified interest rate (6.537%) and the actual 10-year treasury interest rate on notional principal amount of $90 million, at the end of six months. Based on the 10-year treasury interest rate at May 1, 1997 (the interest rate pricing date), the Company realized a $1.1 million gain on the agreement, which was received in June 1997. The gain on the agreement is being amortized over 10 years (the life of the Notes) as a yield adjustment to interest expense. The Company had only limited involvement with this single derivative financial instrument and did not use it for trading purposes.

6.  Common Stock Offerings

A. In February 1998, the Company issued 751,174 shares of common stock to a unit investment trust at a net price to the Company of $25.295 per share. The net proceeds of $19.0 million were be used to repay borrowings under the credit facility.

B. In October 1997, the Company issued 2.7 million shares of common stock at a price of $27.00 per share. The net proceeds of $68.7 million were used to repay borrowings of $62.6 million under the credit facility and to acquire properties.

C. In November 1995, the Company issued 2.54 million shares of common stock at a price of $19.625 per share. Substantially all of the net proceeds of $46.6 million were used to repay borrowings under the credit facility.

7.  Operating Leases

A. General - At December 31, 1997, the Company owned 826 properties in 43 states. Of the Company's properties, 819 are single-tenant and the remainder are multi-tenant. At December 31, 1997, eight properties were vacant and available for lease or sale.

Substantially all leases are net leases whereby the tenant pays property taxes and assessments, maintains the interior and exterior of the building, and carries insurance coverage for public liability, property damage, fire, and extended coverage. The Company's net lease agreements are generally for initial terms of 10 to 20 years, require the tenant to pay a minimum monthly rent and property operating expenses (taxes, insurance and maintenance), and provide for future rent increases (typically subject to ceilings) based on increases in the consumer price index or additional rent calculated as a percentage of the tenant's gross sales above a specified level. Percentage rent for 1997, 1996 and 1995 was $1.8 million, $1.7 million and $1.6 million, respectively.

At December 31, 1997, minimum annual rents to be received on the operating leases are as follows (dollars in thousands):

Years Ending December 31,
=========================
       1998                          $ 72,661
       1999                            71,364
       2000                            69,823
       2001                            68,392
       2002                            63,470
    Thereafter                        368,055
                                     --------
       TOTAL                         $713,765
                                     ========

B. Major Tenants - The following schedule presents rental income, including percentage rents, from tenants representing more than 10% of the Company's total revenue for at least one of the years ended
December 31, 1997, 1996 or 1995 (dollars in thousands):

       Tenants                          1997      1996      1995
=========================             =======   =======   =======
Children's World, Inc.                $13,809   $13,460   $13,121
La Petite Academy, Inc.                 9,311     9,339     9,189
Golden Corral Corporation               6,899     7,017     6,550

8.  Property Acquisitions

During 1997, the Company acquired 96 retail properties located in 27 states for $142.3 million (excluding the estimated unfunded development costs of $2.9 million on properties under construction at

December 31, 1997). The 96 properties are 100% leased under net leases, with an average initial lease term of 14.4 years. During 1996, the Company acquired 62 retail properties located in 22 states for $55.5 million, with an average initial lease term of 11.7 years.

9.  Net Gain on Sales of Properties

In 1997, the Company sold ten properties (six restaurants, one automotive parts store, one multi-tenant and two child care centers) for a total of $4.4 million and recognized a gain of $1.1 million. In 1996, the Company sold seven properties (five restaurants and two multi-tenant centers) for a total of $4.4 million and recognized a gain of $1.5 million. In 1995, the Company sold three properties (one multi-tenant and two childcare centers) for a total of $617,000 and recognized a net gain of $18,000.

10.  The Merger of R.I.C. Advisor, Inc.

On August 17, 1995, the Company merged with the Advisor and issued 990,704 shares of the Company's common stock valued at approximately $21.2 million (the "Merger"). The Merger was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their estimated fair values. This treatment resulted in approximately $22.9 million of goodwill. Amortization of goodwill for the years ended December 31, 1997, 1996 and 1995 was $916,000, $916,000 and $340,000, respectively.

11.  Fair Value of Financial Instruments

Management of the Company believes that the carrying values reflected in the balance sheets at December 31, 1997 and 1996 reasonably approximate the fair values for cash and cash equivalents, accounts receivable, due from affiliates and all liabilities. In making such assessments, the Company utilized estimates and quoted market prices. See note 5 for a discussion of the derivative financial instrument held at December 31, 1996.

12.  Supplemental Disclosure of Cash Flow Information

Interest paid during 1997, 1996 and 1995 was $6.9 million, $2.0 million and $2.2 million, respectively.

The following non-cash investing and financing activities are included in the accompanying financial statements:

    A. In 1997, the acquisition of three properties resulted in the following (dollars in thousands):

Increases in:
  Land                                               $1,724
  Building                                              227
  Other liabilities                                   1,951

    B. The Merger of the Advisor into the Company in August 1995 resulted in the following (dollars in thousands):

Increases in:
  Other assets                                    $ (1,143)
  Goodwill                                         (21,184)
  Common stock retired after the merger             (1,230)
Increases/(decrease) in:
  Other liabilities                                  3,029
  Due to advisor                                        (2)
  Common stock                                         991
  Paid in capital in excess of par value            20,186
                                                  --------
  Cash acquired from Merger                       $    647
                                                  ========

In 1995, other assets of $95,000 were reclassified to goodwill.
Common stock retired after the Merger includes par value of common stock and paid in capital in excess of par value of $58,000 and $1,172,000, respectively.

    C. In 1996 and 1995, pursuant to the assumption of the defined benefit pension plan by the Company (see note 14), the Company recorded a due from affiliate and a liability (included in other liabilities) of $73,000 and $493,000, respectively. This represents the amount of the increase in the liability to the plan, of which the Company is indemnified by the former shareholders of the Advisor.

13. Related Party Transactions

The Company paid the Advisor an advisory fee of $3.7 million for the period from January 1, 1995 through August 17, 1995. On August 17, 1995, the Advisor was merged into the Company and the agreement was terminated (see note 10).

14. Employee Benefit Plan

    A. As a result of the Merger, the Company assumed a defined benefit pension plan (the "Plan") covering substantially all of its employees. The board of directors of the Advisor froze the Plan effective May 31, 1995 and no additional employees were entitled to enter the Plan. The Plan was terminated on January 2, 1996 and final disbursement of the Plan's assets occurred on February 24, 1997.

At December 31, 1996, the benefit obligation in excess of plan assets of approximately $2.3 million is included in other liabilities in the accompanying balance sheet. This amount was paid in February 1997.

In connection with the Merger, the Company assumed a benefit obligation of $1.9 million.  The Merger agreement provides for indemnification by the former shareholders of the Advisor with respect
to increases in the benefit obligation.   A receivable from the
Advisor's former shareholders has been recorded as of December 31, 1997 and 1996 for $348,000 and $383,000, respectively, and is included as due from affiliates in the accompanying consolidated balance sheets.

    B. In August 1996, the Company initiated a 401(k) plan. Under the 401(k) plan, employees may elect to make contributions to the plan, and the Company matches 50% of such contributions up to 6% of each participant's compensation.

15. Stock Incentive Plan

In September 1993, the board of directors of the Company approved a stock incentive plan (the "Stock Plan") designed to attract and retain directors, officers and employees of the Company by enabling such individuals to participate in the ownership of the Company. The Stock Plan authorizes the purchase of up to 500,000 shares of common stock and provides for the award (subject to ownership limitations) of a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards.

Stock options are granted with an exercise price equal to the underlying stock's fair market value at the date of grant. Stock options expire 10 years from the date they are granted and vest over service periods of three, four and five years. At December 31, 1997, 1996 and 1995, options outstanding totaled 139,500, 73,000 and 30,000, respectively. Prior to December 31, 1997, 189,700 stock options and 15,800 restricted shares of common stock had been granted under the Stock Plan. Of the stock options granted, 10,489 had been exercised and 39,711 had been canceled. At December 31, 1997, there were 294,500 additional shares available for grant under the Stock Plan.

The per share weighted-average fair value of stock options granted during 1997 and 1996 was $2.29 on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions:
1997 - expected dividend yield 9.92%, risk-free interest rate of 6.5%, volatility of 18.5% and an expected life of 10 years; 1996 - expected dividend yield 9.71%, risk-free interest rate of 6.7%, volatility of 17.4% and an expected life of 10 years. No stock options were granted during 1995.

The Company applies APB Opinion No. 25 in accounting for its Stock Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro-forma amounts indicated below:

                                          Diluted
                         Net Income      Net Income
                       (in thousands)    Per Share
                       --------------   -----------
1997 as reported         $ 34,770          $1.48
1997 pro forma           $ 34,722          $1.47

1996 as reported         $ 32,223          $1.40
1996 pro forma           $ 32,206          $1.40

1995 as reported         $ 25,600          $1.27
1995 pro forma           $ 25,583          $1.26

16. Commitments and Contingencies

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

                   First    Second     Third    Fourth
                  Quarter   Quarter   Quarter   Quarter    Year
                  =======   =======   =======   =======   =======
1997
====
Total revenue     $15,480   $16,123   $16,843   $19,451   $67,897
Depreciation and
  amortization
  expense           4,464     4,484     4,706     4,942    18,596
Provision for
  impairment
  losses               --        70        70        25       165
Interest expense    1,312     2,009     2,450     2,455     8,226
Other expenses      1,744     1,694     1,747     2,037     7,222
Income from
  operations        7,960     7,866     7,870     9,992    33,688
Net income          8,185     8,068     8,466    10,051    34,770
Basic and diluted
  net income
  per share          0.36      0.35      0.37      0.40      1.48

1996
====
Total revenue     $13,778   $13,637   $13,840   $15,702   $56,957
Depreciation and
  amortization
  expense           4,074     4,049     4,052     4,247    16,422
Provision for
  impairment
  losses              323        --        --       256       579
Interest expense      520       485       497       865     2,367
Other expenses      1,756     1,701     1,669     1,695     6,821
Income from
  operations        7,105     7,402     7,622     8,639    30,768
Net income          7,850     7,615     7,890     8,868    32,223
Basic and diluted
  net income
  per share          0.34      0.33      0.34      0.39      1.40

              REALTY INCOME CORPORATION AND SUBSIDIARIES
         SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                      Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------      ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Apparel Stores
--------------
Danbury          CT    1,083,296    6,215,244           None     None
Westbury         NY    6,333,590    3,949,770           None     None

Automotive Parts & Accessories
------------------------------
Phoenix          AZ      231,000      513,057           None     None
Phoenix          AZ       71,750      159,359           None     None
Phoenix          AZ      222,950      495,178           None     None
Tucson           AZ      194,250      431,434           None     None
Tucson           AZ      178,297      396,005           None     None
Yuma             AZ      120,750      268,190           None     None
Fullerton        CA       47,325       66,522           None     None
Grass Valley     CA      325,000      384,955           None     None
Jackson          CA      300,000      390,849           None     None
Sacramento       CA      210,000      466,419           None     None
Turlock          CA      222,250      493,627           None     None
Aurora           CO      221,691      492,382           None     None
Canon City       CO       66,500      147,699           None     None
Colorado Springs CO      280,193      622,317           None     None
Colorado Springs CO      192,988      433,542           None     None
Denver           CO      141,400      314,056           None     None
Denver           CO      315,000      699,623           None     None
Denver           CO      283,500      629,666           None     None
Littleton        CO      252,925      561,759           None     None
Lakeland         FL      500,000      233,100           None     None
Tampa            FL      427,395        7,412           None     None
Council Bluffs   IA      194,355      431,668           None     None
Boise            ID      158,400      351,813           None     None
Boise            ID      190,080      422,172           None     None
Coeur D'Alene    ID      165,900      368,468           None     None
Lewiston         ID      138,950      308,612           None     None
Moscow           ID      117,250      260,417           None     None
Nampa            ID      183,743      408,101           None     None
Twin Falls       ID      190,080      422,172           None     None
Kansas City      KS      185,955      413,014           None     None
Kansas City      KS      222,000      455,881           None     None

               REALTY INCOME CORPORATION AND SUBSIDIARIES
         SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Apparel Stores
--------------
Danbury          CT         1,083,296       6,215,244       7,298,540
Westbury         NY         6,333,590       3,949,770      10,283,360

Automotive Parts & Accessories
------------------------------
Phoenix          AZ           231,000         513,057         744,057
Phoenix          AZ            71,750         159,359         231,109
Phoenix          AZ           222,950         495,178         718,128
Tucson           AZ           194,250         431,434         625,684
Tucson           AZ           178,297         396,005         574,302
Yuma             AZ           120,750         268,190         388,940
Fullerton        CA            47,325          66,522         113,847
Grass Valley     CA           325,000         384,955         709,955
Jackson          CA           300,000         390,849         690,849
Sacramento       CA           210,000         466,419         676,419
Turlock          CA           222,250         493,627         715,877
Aurora           CO           221,691         492,382         714,073
Canon City       CO            66,500         147,699         214,199
Colorado Springs CO           280,193         622,317         902,510
Colorado Springs CO           192,988         433,542         626,530
Denver           CO           141,400         314,056         455,456
Denver           CO           315,000         699,623       1,014,623
Denver           CO           283,500         629,666         913,166
Littleton        CO           252,925         561,759         814,684
Lakeland         FL           500,000         233,100         733,100
Tampa            FL           427,395           7,412         434,807
Council Bluffs   IA           194,355         431,668         626,023
Boise            ID           158,400         351,813         510,213
Boise            ID           190,080         422,172         612,252
Coeur D'Alene    ID           165,900         368,468         534,368
Lewiston         ID           138,950         308,612         447,562
Moscow           ID           117,250         260,417         377,667
Nampa            ID           183,743         408,101         591,844
Twin Falls       ID           190,080         422,172         612,252
Kansas City      KS           185,955         413,014         598,969
Kansas City      KS           222,000         455,881         677,881

               REALTY INCOME CORPORATION AND SUBSIDIARIES
         SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Apparel Stores
--------------
Danbury          CT      72,210                 09/30/97        300
Westbury         NY      45,744                 09/29/97        300

Automotive Parts & Accessories
------------------------------
Phoenix          AZ     182,837                 11/09/87        300
Phoenix          AZ      56,790                 11/19/87        300
Phoenix          AZ     145,267                 11/02/89        300
Tucson           AZ     154,959                 10/30/87        300
Tucson           AZ     112,385                 01/19/90        300
Yuma             AZ      76,111                 01/23/90        300
Fullerton        CA      66,522                 08/21/72        234
Grass Valley     CA     128,743                 05/20/88        300
Jackson          CA     126,615                 05/17/88        300
Sacramento       CA     166,215                 11/25/87        300
Turlock          CA     174,526                 12/30/87        300
Aurora           CO     139,737                 01/29/90        300
Canon City       CO      52,635                 11/12/87        300
Colorado Spring  CO     176,611                 01/23/90        300
Colorado Springs CO      83,099                 05/20/93        300
Denver           CO     111,918                 11/18/87        300
Denver           CO     237,548                 05/16/88        300
Denver           CO     213,795                 05/27/88        300
Littleton        CO     195,461                 02/12/88        300
Lakeland         FL           0   In Process    12/31/97        300
Tampa            FL           0   In Process    12/05/97        300
Council Bluffs   IA     146,568                 05/19/88        300
Boise            ID     119,454                 05/06/88        300
Boise            ID     143,343                 05/06/88        300
Coeur D'Alene    ID     133,379                 09/21/87        300
Lewiston         ID     111,713                 09/16/87        300
Moscow           ID      94,267                 09/14/87        300
Nampa            ID     138,567                 05/06/88        300
Twin Falls       ID     143,343                 05/06/88        300
Kansas City      KS     140,235                 05/13/88        300
Kansas City      KS     154,696                 05/16/88        300

                                                      Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------       ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Automotive Parts & Accessories (continued)
------------------------------------------
Blue Springs     MO      222,569      494,334           None     None
Independence     MO      210,643      467,845           None     None
Kansas City      MO      210,070      466,571           None     None
Kansas City      MO      168,350      373,910           None     None
Kansas City      MO      248,500      551,927           None     None
Missoula         MT      163,100      362,249           None     None
Kearney          NE      173,950      344,393           None     None
Omaha            NE      196,000      435,321           None     None
Omaha            NE      199,100      412,042           None     None
Albuquerque      NM       80,500      178,794           None     None
Rio Rancho       NM      211,577      469,923           None     None
Sante Fe         NM       70,000      155,473           None     None
Las Vegas        NV      161,000      357,585           None     None
Reno             NV      456,000      562,344           None     None
Albany           OR      152,250      338,153           None     None
Beaverton        OR      210,000      466,419           None     None
Corvallis        OR      152,250      338,153           None     None
Eugene           OR      194,880      432,837           None     None
Oak Grove        OR      180,250      400,336           None     None
Portland         OR      190,750      423,664           None     None
Portland         OR      147,000      326,493           None     None
Portland         OR      210,000      466,412           None     None
Salem            OR      136,500      303,170           None     None
Tigard           OR      164,500      365,361           None     None
Amarillo         TX      140,000      419,734           None     None
Austin           TX      185,454      411,899           None     None
Dallas           TX      191,267      424,811           None     None
El Paso          TX       66,150      146,922           None     None
El Paso          TX       56,350      125,156           None     None
Garland          TX      242,887      539,461           None     None
Harlingen        TX      134,599      298,948           None     None
Houston          TX      151,018      335,417           None     None
Leon Valley      TX      178,221      395,834           None     None
Lubbock          TX       42,000       93,284           None     None
Lubbock          TX       49,000      108,831           None     None
Midland          TX       45,500      101,058           None     None
Odessa           TX       50,750      112,718           None     None
Pasadena         TX      107,391      238,518           None     None
Plano            TX      187,564      417,158           700      None
San Antonio      TX      245,164      544,518           None     None

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Automotive Parts & Accessories
------------------------------
Blue Springs     MO           222,569         494,334         716,903
Independence     MO           210,643         467,845         678,488
Kansas City      MO           210,070         466,571         676,641
Kansas City      MO           168,350         373,910         542,260
Kansas City      MO           248,500         551,927         800,427
Missoula         MT           163,100         362,249         525,349
Kearney          NE           173,950         344,393         518,343
Omaha            NE           196,000         435,321         631,321
Omaha            NE           199,100         412,042         611,142
Albuquerque      NM            80,500         178,794         259,294
Rio Rancho       NM           211,577         469,923         681,500
Sante Fe         NM            70,000         155,473         225,473
Las Vegas        NV           161,000         357,585         518,585
Reno             NV           456,000         562,344       1,018,344
Albany           OR           152,250         338,153         490,403
Beaverton        OR           210,000         466,419         676,419
Corvallis        OR           152,250         338,153         490,403
Eugene           OR           194,880         432,837         627,717
Oak Grove        OR           180,250         400,336         580,586
Portland         OR           190,750         423,664         614,414
Portland         OR           147,000         326,493         473,493
Portland         OR           210,000         466,412         676,412
Salem            OR           136,500         303,170         439,670
Tigard           OR           164,500         365,361         529,861
Amarillo         TX           140,000         419,734         559,734
Austin           TX           185,454         411,899         597,353
Dallas           TX           191,267         424,811         616,078
El Paso          TX            66,150         146,922         213,072
El Paso          TX            56,350         125,156         181,506
Garland          TX           242,887         539,461         782,348
Harlingen        TX           134,599         298,948         433,547
Houston          TX           151,018         335,417         486,435
Leon Valley      TX           178,221         395,834         574,055
Lubbock          TX            42,000          93,284         135,284
Lubbock          TX            49,000         108,831         157,831
Midland          TX            45,500         101,058         146,558
Odessa           TX            50,750         112,718         163,468
Pasadena         TX           107,391         238,518         345,909
Plano            TX           187,564         417,858         605,422
San Antonio      TX           245,164         544,518         789,682

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Automotive Parts & Accessories (continued)
------------------------------------------
Blue Springs     MO     148,532                 07/31/89        300
Independence     MO     140,572                 07/31/89        300
Kansas City      MO     158,419                 05/13/88        300
Kansas City      MO     126,957                 05/26/88        300
Kansas City      MO     179,292                 10/25/88        300
Missoula         MT     130,111                 10/30/87        300
Kearney          NE      93,917                 05/01/90        300
Omaha            NE     147,808                 05/26/88        300
Omaha            NE     137,987                 05/27/88        300
Albuquerque      NM      64,219                 10/29/87        300
Rio Rancho       NM     163,507                 02/26/88        300
Sante Fe         NM      55,842                 10/29/87        300
Las Vegas        NV     128,436                 10/29/87        300
Reno             NV     190,812                 05/26/88        300
Albany           OR     123,358                 08/24/87        300
Beaverton        OR     170,149                 08/26/87        300
Corvallis        OR     123,358                 08/12/87        300
Eugene           OR     150,604                 02/10/88        300
Oak Grove        OR     146,041                 08/06/87        300
Portland         OR     154,552                 08/12/87        300
Portland         OR     119,104                 08/26/87        300
Portland         OR     168,835                 09/01/87        300
Salem            OR     110,595                 08/20/87        300
Tigard           OR     133,284                 08/26/87        300
Amarillo         TX     137,505                 09/12/88        300
Austin           TX     115,753                 02/06/90        300
Dallas           TX     120,560                 01/26/90        300
El Paso          TX      52,770                 10/27/87        300
El Paso          TX      44,952                 10/27/87        300
Garland          TX     153,097                 01/19/90        300
Harlingen        TX      84,841                 01/17/90        300
Houston          TX      95,189                 01/25/90        300
Leon Valley      TX     112,337                 01/17/90        300
Lubbock          TX      33,504                 10/26/87        300
Lubbock          TX      39,090                 10/29/87        300
Midland          TX      36,296                 10/27/87        300
Odessa           TX      40,484                 10/26/87        300
Pasadena         TX      67,691                 01/24/90        300
Plano            TX     118,226                 01/18/90        300
San Antonio      TX     153,021                 02/14/90        300

                                                     Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------       ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Automotive Parts & Accessories (continued)
------------------------------------------
Bountiful        UT      183,750      408,115           None     None
Provo            UT      125,395      278,507           None     None
Bellevue         WA      185,500      411,997           None     None
Bellingham       WA      168,000      373,133           None     None
Bothell          WA      199,500      443,098           None     None
Everett          WA      367,500      816,227           None     None
Hazel Dell       WA      168,000      373,135           None     None
Kennewick        WA      161,350      358,365           None     None
Kent             WA      199,500      443,091           None     None
Lacey            WA      171,150      380,125           None     None
Marysville       WA      168,000      373,135           None     None
Moses Lake       WA      138,600      307,831           None     None
Pasco            WA      161,700      359,142           None     None
Puyallup         WA      173,250      384,795           None     None
Redmond          WA      196,000      435,317           None     None
Renton           WA      185,500      412,003           None     None
Richland         WA      161,700      359,142           None     None
Seattle          WA      162,400      360,697           None     None
Silverdale       WA      183,808      419,777           None     None
Spanaway         WA      189,000      419,777           None     None
Spokane          WA       66,150      146,921           None     None
Tacoma           WA      191,800      425,996           None     None
Tacoma           WA      196,000      435,324           None     None
Tacoma           WA      187,111      415,579           None     None
Vancouver        WA      180,250      400,343           None     None
Walla Walla      WA      170,100      377,793           None     None
Wenatchee        WA      148,400      329,602           None     None
Woodinville      WA      171,500      380,908           None     None

Automotive Service
------------------
Flagstaff        AZ      144,821       84,182           None     None
Chula Vista      CA      313,293      409,654           None     None
Arvada           CO      201,565      339,038           None     None
Arvada           CO      241,044      344,753           None     None
Broomfield       CO      154,930      503,626           None     None
Denver           CO       79,717      369,586           None     None
Denver           CO      341,726      432,986           None     None
Thornton         CO      276,084      415,464           None     None
Hartford         CT      248,540      482,460           None     None

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Automotive Parts & Accessories (continued)
------------------------------------------
Bountiful        UT           183,750         408,115         591,865
Provo            UT           125,395         278,507         403,902
Bellevue         WA           185,500         411,997         597,497
Bellingham       WA           168,000         373,133         541,133
Bothell          WA           199,500         443,098         642,598
Everett          WA           367,500         816,227       1,183,727
Hazel Dell       WA           168,000         373,135         541,135
Kennewick        WA           161,350         358,365         519,715
Kent             WA           199,500         443,091         642,591
Lacey            WA           171,150         380,125         551,275
Marysville       WA           168,000         373,135         541,135
Moses Lake       WA           138,600         307,831         446,431
Pasco            WA           161,700         359,142         520,842
Puyallup         WA           173,250         384,795         558,045
Redmond          WA           196,000         435,317         631,317
Renton           WA           185,500         412,003         597,503
Richland         WA           161,700         359,142         520,842
Seattle          WA           162,400         360,697         523,097
Silverdale       WA           183,808         419,777         603,585
Spanaway         WA           189,000         419,777         608,777
Spokane          WA            66,150         146,921         213,071
Tacoma           WA           191,800         425,996         617,796
Tacoma           WA           196,000         435,324         631,324
Tacoma           WA           187,111         415,579         602,690
Vancouver        WA           180,250         400,343         580,593
Walla Walla      WA           170,100         377,793         547,893
Wenatchee        WA           148,400         329,602         478,002
Woodinville      WA           171,500         380,908         552,408

Automotive Service
------------------
Flagstaff        AZ           144,821          84,182         229,003
Chula Vista      CA           313,293         409,654         722,947
Arvada           CO           201,565         339,038         540,603
Arvada           CO           241,044         344,753         585,797
Broomfield       CO           154,930         503,626         658,556
Denver           CO            79,717         369,586         449,303
Denver           CO           341,726         432,986         774,712
Thornton         CO           276,084         415,464         691,548
Hartford         CT           248,540         482,460         731,000

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Automotive Parts & Accessories (continued)
------------------------------------------
Bountiful        UT     115,821                 01/30/90        300
Provo            UT      79,039                 01/25/90        300
Bellevue         WA     150,295                 08/06/87        300
Bellingham       WA     136,116                 08/20/87        300
Bothell          WA     161,642                 08/20/87        300
Everett          WA     290,874                 11/17/87        300
Hazel Dell       WA     122,395                 05/23/88        300
Kennewick        WA     130,731                 08/26/87        300
Kent             WA     161,638                 08/06/87        300
Lacey            WA     138,667                 08/13/87        300
Marysville       WA     136,120                 08/20/87        300
Moses Lake       WA     112,296                 08/12/87        300
Pasco            WA     131,014                 08/18/87        300
Puyallup         WA     139,291                 09/15/87        300
Redmond          WA     157,580                 09/17/87        300
Renton           WA     149,138                 09/15/87        300
Richland         WA     131,014                 08/13/87        300
Seattle          WA     131,582                 08/20/87        300
Silverdale       WA     151,952                 09/16/87        300
Spanaway         WA     153,132                 08/25/87        300
Spokane          WA      52,357                 11/18/87        300
Tacoma           WA     155,403                 08/18/87        300
Tacoma           WA     156,357                 10/15/87        300
Tacoma           WA     117,940                 01/25/90        300
Vancouver        WA     146,043                 08/20/87        300
Walla Walla      WA     137,817                 08/06/87        300
Wenatchee        WA     120,240                 08/25/87        300
Woodinville      WA     138,954                 08/20/87        300

Automotive Service
------------------
Flagstaff        AZ           0   In Process    08/29/97        300
Chula Vista      CA      26,627    05/01/96     01/19/96        300
Arvada           CO      18,647    08/28/96     04/09/96        300
Arvada           CO      12,840    01/03/97     07/10/96        300
Broomfield       CO      27,700    08/22/96     03/15/96        300
Denver           CO     216,056                 10/08/85        300
Denver           CO       3,569    09/25/97     06/12/97        300
Thornton         CO      15,769    12/31/96     10/31/96        300
Hartford         CT      24,927                 09/30/96        300

                                                     Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------       ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Automotive Service (continued)
------------------------------
Southington      CT      225,882      672,508           None     None
Ft. Lauderdale   FL      254,090        4,421           None     None
Jacksonville     FL       76,585      355,066           None     None
Lauderdale Lakes FL       65,987      305,931           None     None
Seminole         FL       68,000      315,266           None     None
Sunrise          FL       80,253      372,069           None     None
Tampa            FL       70,000      324,538           None     None
Tampa            FL       67,000      310,629           None     None
Tampa            FL       86,502      401,041           None     None
Atlanta          GA       55,840      258,889           None     None
Atlanta          GA       78,646      364,625           None     None
Bogart           GA       66,807      309,732           None     None
Duluth           GA      222,275      273,956           None     None
Gainesville      GA       53,589      248,452           None     None
Marietta         GA       60,900      293,461           None     None
Marietta         GA       69,561      346,024           None     None
Riverdale        GA       58,444      270,961           None     None
Rome             GA       56,454      261,733           None     None
Anderson         IN      232,170      385,790           None     None
Indianapolis     IN      231,384      428,307           None     None
Olathe           KS      217,995      367,055           None     None
Louisville       KY       56,054      259,881           None     None
Newport          KY      323,511      288,168           None     None
Billerica        MA      399,043      461,854           None     None
Clinton          MD       70,880      328,620           None     None
Minneapolis      MN       58,000      268,903           None     None
Independence     MO      297,641      233,152           None     None
Concord          NC      237,688       64,645           None     None
Durham           NC       55,074      255,336           None     None
Durham           NC      354,676      360,875           None     None
Fayettville      NC      224,326      256,992           None     None
Garner           NC      218,294      286,665           None     None
Greensboro       NC      287,474      315,828           None     None
Pineville        NC      254,460      355,299           None     None
Raleigh          NC       89,145      413,301           None     None
Raleigh          NC      398,694      263,388           None     None
Cherry Hill      NJ    1,074,640    1,032,304           None     None
Akron            OH      139,126      460,066           None     None
Beaver Creek     OH      205,000      492,538           None     None
Centerville      OH      305,000      420,448           None     None

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Automotive Service (continued)
------------------------------
Southington      CT           225,882         672,508         898,390
Ft. Lauderdale   FL           254,090           4,421         258,511
Jacksonville     FL            76,585         355,066         431,651
Lauderdale Lakes FL            65,987         305,931         371,918
Seminole         FL            68,000         315,266         383,266
Sunrise          FL            80,253         372,069         452,322
Tampa            FL            70,000         324,538         394,538
Tampa            FL            67,000         310,629         377,629
Tampa            FL            86,502         401,041         487,543
Atlanta          GA            55,840         258,889         314,729
Atlanta          GA            78,646         364,625         443,271
Bogart           GA            66,807         309,732         376,539
Duluth           GA           222,275         273,956         496,231
Gainesville      GA            53,589         248,452         302,041
Marietta         GA            60,900         293,461         354,361
Marietta         GA            69,561         346,024         415,585
Riverdale        GA            58,444         270,961         329,405
Rome             GA            56,454         261,733         318,187
Anderson         IN           232,170         385,790         617,960
Indianapolis     IN           231,384         428,307         659,691
Olathe           KS           217,995         367,055         585,050
Louisville       KY            56,054         259,881         315,935
Newport          KY           323,511         288,168         611,679
Billerica        MA           399,043         461,854         860,897
Clinton          MD            70,880         328,620         399,500
Minneapolis      MN            58,000         268,903         326,903
Independence     MO           297,641         233,152         530,793
Concord          NC           237,688          64,645         302,333
Durham           NC            55,074         255,336         310,410
Durham           NC           354,676         360,875         715,551
Fayettville      NC           224,326         256,992         481,318
Garner           NC           218,294         286,665         504,959
Greensboro       NC           287,474         315,828         603,302
Pineville        NC           254,460         355,299         609,759
Raleigh          NC            89,145         413,301         502,446
Raleigh          NC           398,694         263,388         662,082
Cherry Hill      NJ         1,074,640       1,032,304       2,106,944
Akron            OH           139,126         460,066         599,192
Beaver Creek     OH           205,000         492,538         697,538
Centerville      OH           305,000         420,448         725,448

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Automotive Service (continued)
------------------------------
Southington      CT      14,470                 06/06/97        300
Ft. Lauderdale   FL           0   In Process    12/24/97        300
Jacksonville     FL     203,413                 12/23/85        300
Lauderdale Lakes FL     172,767                 02/19/86        300
Seminole         FL     180,611                 12/23/85        300
Sunrise          FL     211,445                 02/14/86        300
Tampa            FL     185,923                 12/27/85        300
Tampa            FL     177,955                 12/27/85        300
Tampa            FL     218,269                 07/23/86        300
Atlanta          GA     149,370                 11/27/85        300
Atlanta          GA     208,889                 12/18/85        300
Bogart           GA     177,443                 12/20/85        300
Duluth           GA           0    11/03/97     06/20/97        300
Gainesville      GA     142,333                 12/19/85        300
Marietta         GA     168,118                 12/26/85        300
Marietta         GA     190,987                 06/03/86        300
Riverdale        GA     154,124                 01/15/86        300
Rome             GA     149,941                 12/19/85        300
Anderson         IN         639                 12/19/97        300
Indianapolis     IN      22,129                 09/27/96        300
Olathe           KS       9,173    04/22/97     11/11/96        300
Louisville       KY     148,882                 12/17/85        300
Newport          KY       3,330                 09/17/97        300
Billerica        MA      13,004                 04/02/97        300
Clinton          MD     190,770                 11/15/85        300
Minneapolis      MN     154,051                 12/18/85        300
Independence     MO       9,715                 12/20/96        300
Concord          NC           0   In Process    11/05/97        300
Durham           NC     148,230                 11/13/85        300
Durham           NC       4,173    08/29/97     03/31/97        300
Fayettville      NC         423                 12/03/97        300
Garner           NC           0    11/18/97     06/20/97        300
Greensboro       NC       6,790    06/09/97     01/31/97        300
Pineville        NC       4,111    08/28/97     04/16/97        300
Raleigh          NC     240,144                 10/28/85        300
Raleigh          NC       2,160                 10/01/97        300
Cherry Hill      NJ      98,069    08/02/95     01/26/95        300
Akron            OH       5,333                 09/18/97        300
Beaver Creek     OH      15,596    02/13/97     09/09/96        300
Centerville      OH      24,526    07/24/96     06/28/96        300

                                                     Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------       ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Automotive Service (continued)
------------------------------
Cincinnati       OH      293,005      200,273           None     None
Columbus         OH       71,098      329,626           None     None
Columbus         OH       75,761      351,246           None     None
Columbus         OH      245,036      470,468           None     None
Dayton           OH       70,000      324,538           None     None
Eastlake         OH      321,347      459,774           None     None
Fairfield        OH      323,408      234,253           None     None
Findlay          OH      283,515      397,156           None     None
Hamilton         OH      252,608      413,279           None     None
Huber Heights    OH      282,000      449,381           None     None
Miamisburg       OH       63,996      296,701           None     None
Milford          OH      353,324      269,853           None     None
Mt. Vernon       OH      216,115      375,365           None     None
Northwood        OH       65,978      263,912           None     None
Norwalk          OH      200,205      365,961           None     None
Sandusky         OH      264,708      404,164           None     None
Springboro       OH      191,911      522,178           None     None
Toledo           OH       91,655      366,621           None     None
Toledo           OH       73,408      293,632           None     None
Midwest City     OK      106,312       90,123           None     None
The Village      OK      143,655      116,311           None     None
Bethel Park      PA      299,595      331,579           None     None
Bethlehem        PA      275,328      389,330           None     None
Bethlehem        PA      229,162      310,357           None     None
Philadelphia     PA      858,500      877,745           None     None
Springfield Twp. PA       82,740      383,601           None     None
York             PA      249,436      347,479           None     None
Charleston       SC      217,250      293,791           None     None
Columbia         SC      267,622       53,568           None     None
Columbia         SC      343,785      294,701           None     None
Greenville       SC      221,946      314,818           None     None
Brentwood        TN      305,546      292,973           None     None
Nashville        TN      342,960      226,897           None     None
Dallas           TX      234,604      325,951           None     None
Houston          TX      285,000      369,389           None     None
Lewisville       TX      199,942      324,736           None     None
San Antonio      TX      198,828      437,422           None     None
Richmond         VA      149,780      399,415           None     None
Roanoke          VA      349,628      322,763           None     None
Virginia Beach   VA      287,675      382,092           None     None

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Automotive Service (continued)
------------------------------
Cincinnati       OH           293,005         200,273         493,278
Columbus         OH            71,098         329,626         400,724
Columbus         OH            75,761         351,246         427,007
Columbus         OH           245,036         470,468         715,504
Dayton           OH            70,000         324,538         394,538
Eastlake         OH           321,347         459,774         781,121
Fairfield        OH           323,408         234,253         557,661
Findlay          OH           283,515         397,156         680,671
Hamilton         OH           252,608         413,279         665,887
Huber Heights    OH           282,000         449,381         731,381
Miamisburg       OH            63,996         296,701         360,697
Milford          OH           353,324         269,853         623,177
Mt. Vernon       OH           216,115         375,365         591,480
Northwood        OH            65,978         263,912         329,890
Norwalk          OH           200,205         365,961         566,166
Sandusky         OH           264,708         404,164         668,872
Springboro       OH           191,911         522,178         714,089
Toledo           OH            91,655         366,621         458,276
Toledo           OH            73,408         293,632         367,040
Midwest City     OK           106,312          90,123         196,435
The Village      OK           143,655         116,311         259,966
Bethel Park      PA           299,595         331,579         631,174
Bethlehem        PA           275,328         389,330         664,658
Bethlehem        PA           229,162         310,357         539,519
Philadelphia     PA           858,500         877,745       1,736,245
Springfield Twp. PA            82,740         383,601         466,341
York             PA           249,436         347,479         596,915
Charleston       SC           217,250         293,791         511,041
Columbia         SC           267,622          53,568         321,190
Columbia         SC           343,785         294,701         638,486
Greenville       SC           221,946         314,818         536,764
Brentwood        TN           305,546         292,973         598,519
Nashville        TN           342,960         226,897         569,857
Dallas           TX           234,604         325,951         560,555
Houston          TX           285,000         369,389         654,389
Lewisville       TX           199,942         324,736         524,678
San Antonio      TX           198,828         437,422         636,250
Richmond         VA           149,780         399,415         549,195
Roanoke          VA           349,628         322,763         672,391
Virginia Beach   VA           287,675         382,092         669,767

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Automotive Service (continued)
------------------------------
Cincinnati       OH       2,296                 09/17/97        300
Columbus         OH     192,696                 10/02/85        300
Columbus         OH     204,088                 10/24/85        300
Columbus         OH      38,422                 12/22/95        300
Dayton           OH     188,569                 10/31/85        300
Eastlake         OH      37,548                 12/22/95        300
Fairfield        OH       2,695                 09/17/97        300
Findlay          OH         658                 12/24/97        300
Hamilton         OH       8,951    03/31/97     10/04/96        300
Huber Heights    OH      17,225    12/03/96     07/18/96        300
Miamisburg       OH     173,448                 10/08/85        300
Milford          OH       3,106                 09/18/97        300
Mt. Vernon       OH         622                 12/30/97        300
Northwood        OH     198,997                 09/12/86        300
Norwalk          OH         607                 12/19/97        300
Sandusky         OH         670                 12/19/97        300
Springboro       OH      16,439                 03/07/97        300
Toledo           OH     276,442                 09/12/86        300
Toledo           OH     221,406                 09/12/86        300
Midwest City     OK           0   In Process    08/08/97        300
The Village      OK           0   In Process    07/29/97        300
Bethel Park      PA         549                 12/19/97        300
Bethlehem        PA         646                 12/19/97        300
Bethlehem        PA         514                 12/24/97        300
Philadelphia     PA     201,430    05/19/95     12/05/94        300
Springfield Twp. PA     216,630                 02/28/86        300
York             PA         576                 12/30/97        300
Charleston       SC       4,363    07/14/97     03/13/97        300
Columbia         SC           0   In Process    11/05/97        300
Columbia         SC       6,298    05/27/97     02/07/97        300
Greenville       SC       2,601    09/05/97     03/31/97        300
Brentwood        TN           0   In Process    05/28/97        300
Nashville        TN       2,610                 09/17/97        300
Dallas           TX      17,927    08/09/96     02/19/96        300
Houston          TX       3,041    08/08/97     08/08/97        300
Lewisville       TX      17,860    08/02/96     02/14/96        300
San Antonio      TX      40,097                 09/15/95        300
Richmond         VA      16,642                 12/26/96        300
Roanoke          VA         534                 12/19/97        300
Virginia Beach   VA      14,396    01/07/97     09/27/96        300

                                                     Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------       ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Automotive Service (continued)
------------------------------
Bremerton        WA      261,172      373,080           None     None
Milwaukee        WI      173,005      499,244           None     None
Milwaukee        WI      152,509      475,480           None     None
New Berlin       WI      188,491      466,268           None     None

Book Stores
-----------
Tampa            FL      998,250    3,697,927           None     None

Child Care
----------
Birmingham       AL       63,800      295,791           None     None
Huntsville       AL       28,600      197,165           None     None
Mobile           AL       78,400      237,671           None     None
Mobile           AL       63,000      292,084           None     None
Chandler         AZ      144,083      668,080           None     None
Chandler         AZ      291,720      647,923           None     None
Chandler         AZ      271,695      603,446           None     None
Glendale         AZ      115,000      285,172           None     None
Mesa             AZ      297,500      660,755           None     None
Mesa             AZ      276,770      590,417           None     None
Peoria           AZ      281,750      625,779           None     None
Phoenix          AZ      318,500      707,397           None     None
Phoenix          AZ      264,504      587,471           None     None
Phoenix          AZ      260,719      516,181           None     None
Scottsdale       AZ      291,993      648,530           None     None
Tempe            AZ      292,200      648,989           None     None
Tempe            AZ      294,000      638,977           None     None
Tucson           AZ      304,500      676,303           None     None
Tucson           AZ      283,500      546,878           None     None
Calabasas        CA      156,430      725,248           None     None
Carmichael       CA      131,035      607,507           None     None
Chino            CA      155,000      634,071           None     None
Chula Vista      CA      350,563      778,614           None     None
Corona           CA      144,856      671,585           None     None
El Cajon         CA      157,804      731,621           None     None
Encinitas        CA      320,000      710,729           None     None
Escondido        CA      276,286      613,638           None     None
Folsom           CA      281,563      625,363           None     None
Mission Viejo    CA      353,891      744,367           None     None

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Automotive Service (continued)
------------------------------
Bremerton        WA           261,172         373,080         634,252
Milwaukee        WI           173,005         499,244         672,249
Milwaukee        WI           152,509         475,480         627,989
New Berlin       WI           188,491         466,268         654,759

Book Stores
-----------
Tampa            FL           998,250       3,697,927       4,696,177

Child Care
----------
Birmingham       AL            63,800         295,791         359,591
Huntsville       AL            28,600         197,165         225,765
Mobile           AL            78,400         237,671         316,071
Mobile           AL            63,000         292,084         355,084
Chandler         AZ           144,083         668,080         812,163
Chandler         AZ           291,720         647,923         939,643
Chandler         AZ           271,695         603,446         875,141
Glendale         AZ           115,000         285,172         400,172
Mesa             AZ           297,500         660,755         958,255
Mesa             AZ           276,770         590,417         867,187
Peoria           AZ           281,750         625,779         907,529
Phoenix          AZ           318,500         707,397       1,025,897
Phoenix          AZ           264,504         587,471         851,975
Phoenix          AZ           260,719         516,181         776,900
Scottsdale       AZ           291,993         648,530         940,523
Tempe            AZ           292,200         648,989         941,189
Tempe            AZ           294,000         638,977         932,977
Tucson           AZ           304,500         676,303         980,803
Tucson           AZ           283,500         546,878         830,378
Calabasas        CA           156,430         725,248         881,678
Carmichael       CA           131,035         607,507         738,542
Chino            CA           155,000         634,071         789,071
Chula Vista      CA           350,563         778,614       1,129,177
Corona           CA           144,856         671,585         816,441
El Cajon         CA           157,804         731,621         889,425
Encinitas        CA           320,000         710,729       1,030,729
Escondido        CA           276,286         613,638         889,924
Folsom           CA           281,563         625,363         906,926
Mission Viejo    CA           353,891         744,367       1,098,258

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Automotive Service (continued)
------------------------------
Bremerton        WA      16,396    03/19/97     07/24/96        300
Milwaukee        WI      40,772                 12/22/95        300
Milwaukee        WI      24,566                 09/27/96        300
New Berlin       WI      38,079                 12/22/95        300

Book Stores
-----------
Tampa            FL     117,001                 03/11/97        300

Child Care
----------
Birmingham       AL     193,248                 10/31/84        300
Huntsville       AL     197,165                 06/15/82        180
Mobile           AL     237,671                 10/15/82        180
Mobile           AL     181,404                 04/25/85        300
Chandler         AZ     349,889                 12/17/86        300
Chandler         AZ     229,028                 12/11/87        300
Chandler         AZ     213,401                 12/14/87        300
Glendale         AZ     264,572                 02/08/84        180
Mesa             AZ     216,958                 09/29/88        300
Mesa             AZ     193,865                 09/29/88        300
Peoria           AZ     215,982                 03/30/88        300
Phoenix          AZ     232,273                 09/29/88        300
Phoenix          AZ     158,578                 06/29/90        300
Phoenix          AZ     130,764                 12/26/90        300
Scottsdale       AZ     229,291                 12/14/87        300
Tempe            AZ     223,993                 03/10/88        300
Tempe            AZ     174,113                 09/27/90        300
Tucson           AZ     222,064                 09/28/88        300
Tucson           AZ     179,567                 09/29/88        300
Calabasas        CA     424,348                 09/26/85        300
Carmichael       CA     328,149                 08/22/86        300
Chino            CA     602,337                 10/06/83        180
Chula Vista      CA     279,658                 10/30/87        300
Corona           CA     432,880                 12/19/84        300
El Cajon         CA     419,133                 12/19/85        300
Encinitas        CA     251,283                 12/29/87        300
Escondido        CA     216,954                 12/31/87        300
Folsom           CA     225,976                 10/23/87        300
Mission Viejo    CA     154,359                 06/24/93        300

                                                      Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------      ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Child Care (continued)
----------------------
Moreno Valley    CA      304,489      676,214           None     None
Oceanside        CA      145,568      674,889           None     None
Palmdale         CA      249,490      554,125           None     None
Rancho Cordova   CA      276,328      613,733           None     None
Rancho Cucamonga CA      471,733    1,047,739           None     None
Roseville        CA      297,343      660,412           None     None
Sacramento       CA      290,734      645,731           None     None
Santee           CA      248,418      551,748           None     None
Simi Valley      CA      208,585      967,055           None     None
Valencia         CA      301,295      669,185           None     None
Walnut           CA      217,365    1,007,753           None     None
Aurora           CO      141,811      657,497           None     None
Aurora           CO      287,000      637,440           None     None
Aurora           CO      301,455      655,609           None     None
Broomfield       CO      107,000      403,080           None     None
Broomfield       CO      155,306      344,941           None     None
Colorado Springs CO       58,400      271,217           None     None
Colorado Springs CO       92,570      241,413           None     None
Colorado Springs CO      115,542      535,700           None     None
Englewood        CO      131,216      608,372           None     None
Englewood        CO      158,651      735,571           None     None
Fort Collins     CO       55,200      256,356           None     None
Fort Collins     CO      117,105      542,950           None     None
Fort Collins     CO      137,734      638,594           None     None
Greeley          CO       58,400      270,755           None     None
Littleton        CO      161,617      358,956           None     None
Littleton        CO      287,000      637,435           None     None
Littleton        CO      299,250      664,642           None     None
Longmont         CO      115,592      535,931           None     None
Louisville       CO       58,089      269,313           None     None
Parker           CO      153,551      341,043           None     None
Westminster      CO      306,387      695,737           None     None
Bradenton        FL      160,060      355,501           None     None
Clearwater       FL       42,223      269,380           None     None
Jacksonville     FL       38,500      228,481           None     None
Jacksonville     FL       48,000      243,060           None     None
Jacksonville     FL      184,800      410,447           None     None
Jupiter          FL       78,000      360,088           None     None
Margate          FL       66,686      309,183           None     None
Melbourne        FL      256,439      549,345           None     None

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Child Care (continued)
----------------------
Moreno Valley    CA           304,489         676,214         980,703
Oceanside        CA           145,568         674,889         820,457
Palmdale         CA           249,490         554,125         803,615
Rancho Cordova   CA           276,328         613,733         890,061
Rancho Cucamonga CA           471,733       1,047,739       1,519,472
Roseville        CA           297,343         660,412         957,755
Sacramento       CA           290,734         645,731         936,465
Santee           CA           248,418         551,748         800,166
Simi Valley      CA           208,585         967,055       1,175,640
Valencia         CA           301,295         669,185         970,480
Walnut           CA           217,365       1,007,753       1,225,118
Aurora           CO           141,811         657,497         799,308
Aurora           CO           287,000         637,440         924,440
Aurora           CO           301,455         655,609         957,064
Broomfield       CO           107,000         403,080         510,080
Broomfield       CO           155,306         344,941         500,247
Colorado Springs CO            58,400         271,217         329,617
Colorado Springs CO            92,570         241,413         333,983
Colorado Springs CO           115,542         535,700         651,242
Englewood        CO           131,216         608,372         739,588
Englewood        CO           158,651         735,571         894,222
Fort Collins     CO            55,200         256,356         311,556
Fort Collins     CO           117,105         542,950         660,055
Fort Collins     CO           137,734         638,594         776,328
Greeley          CO            58,400         270,755         329,155
Littleton        CO           161,617         358,956         520,573
Littleton        CO           287,000         637,435         924,435
Littleton        CO           299,250         664,642         963,892
Longmont         CO           115,592         535,931         651,523
Louisville       CO            58,089         269,313         327,402
Parker           CO           153,551         341,043         494,594
Westminster      CO           306,387         695,737       1,002,124
Bradenton        FL           160,060         355,501         515,561
Clearwater       FL            42,223         269,380         311,603
Jacksonville     FL            38,500         228,481         266,981
Jacksonville     FL            48,000         243,060         291,060
Jacksonville     FL           184,800         410,447         595,247
Jupiter          FL            78,000         360,088         438,088
Margate          FL            66,686         309,183         375,869
Melbourne        FL           256,439         549,345         805,784

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Child Care (continued)
----------------------
Moreno Valley    CA     258,116                 02/11/87        300
Oceanside        CA     386,632                 12/23/85        300
Palmdale         CA     181,946                 09/14/88        300
Rancho Cordova   CA     191,244                 03/22/89        300
Rancho Cucamonga CA     370,436                 12/30/87        300
Roseville        CA     238,630                 10/21/87        300
Sacramento       CA     231,929                 10/05/87        300
Santee           CA     202,829                 07/23/87        300
Simi Valley      CA     554,013                 12/20/85        300
Valencia         CA     225,342                 06/23/88        300
Walnut           CA     544,346                 08/22/86        300
Aurora           CO     368,615                 03/25/86        300
Aurora           CO     225,370                 12/31/87        300
Aurora           CO     241,628                 09/27/89        300
Broomfield       CO     403,080                 01/12/83        180
Broomfield       CO     119,054                 03/15/88        300
Colorado Springs CO     271,217                 12/22/82        180
Colorado Springs CO     232,004                 08/31/83        180
Colorado Springs CO     282,492                 12/04/86        300
Englewood        CO     320,815                 12/05/86        300
Englewood        CO     385,235                 12/29/86        300
Fort Collins     CO     256,356                 12/22/82        180
Fort Collins     CO     304,395                 03/25/86        300
Fort Collins     CO     358,017                 03/25/86        300
Greeley          CO     175,757                 11/21/84        300
Littleton        CO     126,908                 12/10/87        300
Littleton        CO     209,301                 09/29/88        300
Littleton        CO     218,235                 09/29/88        300
Longmont         CO     300,461                 03/25/86        300
Louisville       CO     180,450                 06/22/84        300
Parker           CO     123,230                 10/19/87        300
Westminster      CO     232,355                 09/27/89        300
Bradenton        FL     120,707                 05/05/88        300
Clearwater       FL     269,380                 12/22/81        180
Jacksonville     FL     228,481                 12/22/81        180
Jacksonville     FL     243,060                 12/22/81        180
Jacksonville     FL     127,898                 03/30/89        300
Jupiter          FL     211,932                 09/11/85        300
Margate          FL     161,927                 12/16/86        300
Melbourne        FL     115,594                 04/16/93        300

                                                      Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------      ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Child Care (continued)
----------------------
Niceville        FL       73,696      341,688           None     None
Orlando          FL       68,001      313,922           None     None
Orlando          FL      159,177      353,538           None     None
Orlando          FL      245,249      544,704           None     None
Orlando          FL      190,050      422,107           None     None
Oviedo           FL      166,409      369,598           None     None
Panama City      FL       69,500      244,314           None     None
Pensacola        FL      147,000      326,492           None     None
Royal Palm Beach FL      194,193      431,309           None     None
Spring Hill      FL      146,939      326,356           None     None
St. Augustine    FL       44,800      213,040           None     None
Sunrise          FL       69,400      246,671           None     None
Sunrise          FL      245,000      533,280           None     None
Tallahassee      FL       66,000      232,010           None     None
Tampa            FL       53,385      199,846           None     None
Douglasville     GA       54,000      250,356           None     None
Dunwoody         GA      318,500      707,399           None     None
Ellenwood        GA      119,678      275,414           None     None
Fayetteville     GA      148,400      329,601           None     None
Lawrenceville    GA      141,449      314,161           None     None
Lilburn          GA      116,350      539,488           None     None
Lithia Springs   GA      187,444      363,358           None     None
Lithonia         GA      239,715      524,459           None     None
Marietta         GA      231,000      513,061           None     None
Marietta         GA      273,000      619,076           None     None
Marietta         GA      148,620      330,090           None     None
Marietta         GA      292,250      649,095           None     None
Marietta         GA      295,750      596,299           None     None
Marietta         GA      301,000      668,529           None     None
Martinez         GA      141,153      313,504           None     None
Smyrna           GA      274,750      610,229           None     None
Stockbridge      GA      168,700      374,688           None     None
Stone Mountain   GA       65,000      301,357           None     None
Stone Mountain   GA      316,750      703,512           None     None
Valdosta         GA       73,561      341,059           None     None
Cedar Rapids     IA      194,950      427,085           None     None
Iowa City        IA      186,900      408,910           None     None
Johnston         IA      186,996      347,278           None     None
Addison          IL      125,780      583,146           None     None
Algonquin        IL      241,500      509,629           None     None

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Child Care (continued)
----------------------
Niceville        FL            73,696         341,688         415,384
Orlando          FL            68,001         313,922         381,923
Orlando          FL           159,177         353,538         512,715
Orlando          FL           245,249         544,704         789,953
Orlando          FL           190,050         422,107         612,157
Oviedo           FL           166,409         369,598         536,007
Panama City      FL            69,500         244,314         313,814
Pensacola        FL           147,000         326,492         473,492
Royal Palm Beach FL           194,193         431,309         625,502
Spring Hill      FL           146,939         326,356         473,295
St. Augustine    FL            44,800         213,040         257,840
Sunrise          FL            69,400         246,671         316,071
Sunrise          FL           245,000         533,280         778,280
Tallahassee      FL            66,000         232,010         298,010
Tampa            FL            53,385         199,846         253,231
Douglasville     GA            54,000         250,356         304,356
Dunwoody         GA           318,500         707,399       1,025,899
Ellenwood        GA           119,678         275,414         395,092
Fayetteville     GA           148,400         329,601         478,001
Lawrenceville    GA           141,449         314,161         455,610
Lilburn          GA           116,350         539,488         655,838
Lithia Springs   GA           187,444         363,358         550,802
Lithonia         GA           239,715         524,459         764,174
Marietta         GA           231,000         513,061         744,061
Marietta         GA           273,000         619,076         892,076
Marietta         GA           148,620         330,090         478,710
Marietta         GA           292,250         649,095         941,345
Marietta         GA           295,750         596,299         892,049
Marietta         GA           301,000         668,529         969,529
Martinez         GA           141,153         313,504         454,657
Smyrna           GA           274,750         610,229         884,979
Stockbridge      GA           168,700         374,688         543,388
Stone Mountain   GA            65,000         301,357         366,357
Stone Mountain   GA           316,750         703,512       1,020,262
Valdosta         GA            73,561         341,059         414,620
Cedar Rapids     IA           194,950         427,085         622,035
Iowa City        IA           186,900         408,910         595,810
Johnston         IA           186,996         347,278         534,274
Addison          IL           125,780         583,146         708,926
Algonquin        IL           241,500         509,629         751,129

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Child Care (continued)
----------------------
Niceville        FL     180,176                 12/03/86        300
Orlando          FL     184,760                 09/04/85        300
Orlando          FL     129,963                 07/02/87        300
Orlando          FL     192,581                 12/10/87        300
Orlando          FL     131,531                 03/30/89        300
Oviedo           FL     131,704                 11/20/87        300
Panama City      FL     244,314                 06/15/82        180
Pensacola        FL     101,737                 03/28/89        300
Royal Palm Beach FL     139,211                 11/15/88        300
Spring Hill      FL     116,294                 11/24/87        300
St. Augustine    FL     213,040                 12/22/81        180
Sunrise          FL     246,671                 06/15/82        180
Sunrise          FL     168,101                 05/25/89        300
Tallahassee      FL     232,010                 06/15/82        180
Tampa            FL     199,846                 12/22/81        180
Douglasville     GA     163,579                 10/23/84        300
Dunwoody         GA     228,323                 11/16/88        300
Ellenwood        GA      88,893                 11/16/88        300
Fayetteville     GA     102,707                 03/29/89        300
Lawrenceville    GA     104,911                 07/07/88        300
Lilburn          GA     282,542                 12/23/86        300
Lithia Springs   GA     110,194                 12/28/89        300
Lithonia         GA     152,857                 08/20/91        300
Marietta         GA     177,079                 03/18/88        300
Marietta         GA     211,933                 04/26/88        300
Marietta         GA     108,448                 09/16/88        300
Marietta         GA     207,693                 12/02/88        300
Marietta         GA     190,800                 12/30/88        300
Marietta         GA     213,910                 12/30/88        300
Martinez         GA     110,838                 12/31/87        300
Smyrna           GA     196,960                 11/15/88        300
Stockbridge      GA     116,755                 03/28/89        300
Stone Mountain   GA     179,999                 06/19/85        300
Stone Mountain   GA     227,068                 11/16/88        300
Valdosta         GA     179,841                 12/03/86        300
Cedar Rapids     IA     105,923                 09/24/92        300
Iowa City        IA     103,511                 09/24/92        300
Johnston         IA      80,307                 08/19/91        300
Addison          IL     326,932                 03/25/86        300
Algonquin        IL     139,613                 07/10/90        300

                                                      Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------      ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Child Care (continued)
----------------------
Aurora           IL      165,679      398,739           None     None
Bartlett         IL      120,824      560,166           None     None
Bolingbrook      IL       60,000      409,024           None     None
Carol Stream     IL      122,831      586,416           None     None
Elk Grove Vlg    IL      126,860      588,175           None     None
Elk Grove Vlg    IL      214,845      477,180           None     None
Glendale Heights IL      318,500      707,399           None     None
Hoffman Estates  IL      318,500      707,399           None     None
Hoffman Estates  IL      211,082      468,818           None     None
Lockport         IL      189,477      442,018           None     None
O'Fallon         IL      141,250      313,722           None     None
Orland Park      IL      218,499      485,295           None     None
Palatine         IL      121,911      565,233           None     None
Roselle          IL      297,541      561,036           None     None
Schaumburg       IL      218,798      485,956           None     None
Vernon Hills     IL      132,523      614,430           None     None
Westmont         IL      124,742      578,330           None     None
Carmel           IN      217,565      430,742           None     None
Fishers          IN      212,118      419,959           None     None
Highland         IN      220,460      436,476           None     None
Indianapolis     IN      245,000      544,153           None     None
Noblesville      IN       60,000      278,175           None     None
Zionsville       IN      127,568      319,770           None     None
Lenexa           KS      318,500      707,399           None     None
Olathe           KS      304,500      676,308           None     None
Overland Park    KS      305,691      707,397           None     None
Shawnee          KS      315,000      699,629           None     None
Topeka           KS       58,000      268,903           None     None
Wichita          KS      108,569      401,828           None     None
Wichita          KS      209,890      415,549           None     None
Lexington        KY      210,427      420,883           None     None
Acton            MA      315,533      700,813           None     None
Marlborough      MA      352,765      776,487           None     None
Westborough      MA      359,412      773,877           None     None
Ellicott City    MD      219,368      630,839           None     None
Olney            MD      342,500      760,701           None     None
Waldorf          MD      130,430      604,702           None     None
Waldorf          MD      237,207      526,844           None     None
Canton           MI       55,000      378,848           None     None
Apple Valley     MN      113,523      526,319           None     None

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Child Care (continued)
----------------------
Aurora           IL           165,679         398,739         564,418
Bartlett         IL           120,824         560,166         680,990
Bolingbrook      IL            60,000         409,024         469,024
Carol Stream     IL           122,831         586,416         709,247
Elk Grove Vlg    IL           126,860         588,175         715,035
Elk Grove Vlg    IL           214,845         477,180         692,025
Glendale Heights IL           318,500         707,399       1,025,899
Hoffman Estates  IL           318,500         707,399       1,025,899
Hoffman Estates  IL           211,082         468,818         679,900
Lockport         IL           189,477         442,018         631,495
O'Fallon         IL           141,250         313,722         454,972
Orland Park      IL           218,499         485,295         703,794
Palatine         IL           121,911         565,233         687,144
Roselle          IL           297,541         561,036         858,577
Schaumburg       IL           218,798         485,956         704,754
Vernon Hills     IL           132,523         614,430         746,953
Westmont         IL           124,742         578,330         703,072
Carmel           IN           217,565         430,742         648,307
Fishers          IN           212,118         419,959         632,077
Highland         IN           220,460         436,476         656,936
Indianapolis     IN           245,000         544,153         789,153
Noblesville      IN            60,000         278,175         338,175
Zionsville       IN           127,568         319,770         447,338
Lenexa           KS           318,500         707,399       1,025,899
Olathe           KS           304,500         676,308         980,808
Overland Park    KS           305,691         707,397       1,013,088
Shawnee          KS           315,000         699,629       1,014,629
Topeka           KS            58,000         268,903         326,903
Wichita          KS           108,569         401,828         510,397
Wichita          KS           209,890         415,549         625,439
Lexington        KY           210,427         420,883         631,310
Acton            MA           315,533         700,813       1,016,346
Marlborough      MA           352,765         776,487       1,129,252
Westborough      MA           359,412         773,877       1,133,289
Ellicott City    MD           219,368         630,839         850,207
Olney            MD           342,500         760,701       1,103,201
Waldorf          MD           130,430         604,702         735,132
Waldorf          MD           237,207         526,844         764,051
Canton           MI            55,000         378,848         433,848
Apple Valley     MN           113,523         526,319         639,842

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Child Care (continued)
----------------------
Aurora           IL     127,584                 12/21/88        300
Bartlett         IL     314,048                 03/25/86        300
Bolingbrook      IL     409,024                 10/18/82        180
Carol Stream     IL     328,765                 03/25/86        300
Elk Grove Vlg    IL     329,752                 03/26/86        300
Elk Grove Vlg    IL     163,358                 04/08/88        300
Glendale Heights IL     228,323                 11/16/88        300
Hoffman Estates  IL     220,430                 03/31/89        300
Hoffman Estates  IL     134,349                 12/08/89        300
Lockport         IL     158,751                 10/29/87        300
O'Fallon         IL     112,670                 10/30/87        300
Orland Park      IL     174,295                 10/28/87        300
Palatine         IL     316,888                 03/25/86        300
Roselle          IL     179,517                 12/30/88        300
Schaumburg       IL     171,810                 12/17/87        300
Vernon Hills     IL     344,469                 03/25/86        300
Westmont         IL     324,231                 03/25/86        300
Carmel           IN     109,121                 12/27/90        300
Fishers          IN     106,389                 12/27/90        300
Highland         IN     110,572                 12/26/90        300
Indianapolis     IN     146,885                 06/29/90        300
Noblesville      IN     172,765                 04/30/85        300
Zionsville       IN     114,842                 10/28/87        300
Lenexa           KS     220,430                 03/31/89        300
Olathe           KS     222,065                 09/28/88        300
Overland Park    KS     232,273                 09/28/88        300
Shawnee          KS     227,767                 10/27/88        300
Topeka           KS     167,007                 04/16/85        300
Wichita          KS     192,353                 12/16/86        300
Wichita          KS     105,272                 12/26/90        300
Lexington        KY     116,624                 08/20/91        300
Acton            MA     230,112                 09/30/88        300
Marlborough      MA     250,621                 11/04/88        300
Westborough      MA     249,776                 11/01/88        300
Ellicott City    MD     201,849                 12/19/88        300
Olney            MD     268,950                 12/18/87        300
Waldorf          MD     397,601                 09/26/84        300
Waldorf          MD     186,266                 12/31/87        300
Canton           MI     378,848                 10/06/82        180
Apple Valley     MN     295,073                 03/26/86        300

                                                      Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------      ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Child Care (continued)
----------------------
Bloomington      MN      124,113      575,416           None     None
Brooklyn Park    MN      118,111      547,586           None     None
Brooklyn Park    MN      112,823      523,073           None     None
Eagan            MN      112,127      519,844           None     None
Eden Prairie     MN      124,286      576,243           None     None
Maple Grove      MN      111,691      517,822           None     None
Maple Grove      MN      313,250      660,149           None     None
Minnetonka       MN      146,847      680,842           None     None
Plymouth         MN      134,221      622,350           None     None
W. Bloomington   MN       40,000      468,484           None     None
White Bear Lake  MN      260,750      579,133           None     None
White Bear Lake  MN      242,165      537,855           None     None
Florissant       MO      181,300      402,672           None     None
Florissant       MO      318,500      707,399           None     None
Gladstone        MO      294,000      652,987           None     None
Lee's Summit     MO      239,627      532,220           None     None
Liberty          MO       65,400      303,211           None     None
Manchester       MO      287,000      637,435           None     None
St. Charles      MO      259,000      575,246           None     None
Pearl            MS      121,801      270,525           None     None
Cary             NC       75,200      262,973           None     None
Chapel Hill      NC       77,000      356,992           None     None
Charlotte        NC       27,551      247,000           None     None
Charlotte        NC      134,582      268,222           None     None
Concord          NC       32,441      190,859           None     None
Durham           NC      220,728      429,380           None     None
Durham           NC      238,000      471,201           None     None
Hendersonville   NC       32,748      186,152           None     None
Kernersville     NC      162,216      316,299           None     None
Morrisville      NC      175,700      390,234           None     None
Bellevue         NE       60,568      280,819           None     None
Omaha            NE       60,500      280,491           None     None
Omaha            NE       53,000      245,720           None     None
Omaha            NE      142,867      317,315           None     None
Londonderry      NH      335,467      745,082           None     None
Clementon        NJ      279,851      554,060           None     None
Henderson        NV       82,000      380,173           None     None
Las Vegas        NV      201,250      446,983           None     None
Sparks           NV      244,752      543,604           None     None
Beavercreek      OH      179,552      398,786           None     None

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Child Care (continued)
----------------------
Bloomington      MN           124,113         575,416         699,529
Brooklyn Park    MN           118,111         547,586         665,697
Brooklyn Park    MN           112,823         523,073         635,896
Eagan            MN           112,127         519,844         631,971
Eden Prairie     MN           124,286         576,243         700,529
Maple Grove      MN           111,691         517,822         629,513
Maple Grove      MN           313,250         660,149         973,399
Minnetonka       MN           146,847         680,842         827,689
Plymouth         MN           134,221         622,350         756,571
W. Bloomington   MN            40,000         468,484         508,484
White Bear Lake  MN           260,750         579,133         839,883
White Bear Lake  MN           242,165         537,855         780,020
Florissant       MO           181,300         402,672         583,972
Florissant       MO           318,500         707,399       1,025,899
Gladstone        MO           294,000         652,987         946,987
Lee's Summit     MO           239,627         532,220         771,847
Liberty          MO            65,400         303,211         368,611
Manchester       MO           287,000         637,435         924,435
St. Charles      MO           259,000         575,246         834,246
Pearl            MS           121,801         270,525         392,326
Cary             NC            75,200         262,973         338,173
Chapel Hill      NC            77,000         356,992         433,992
Charlotte        NC            27,551         247,000         274,551
Charlotte        NC           134,582         268,222         402,804
Concord          NC            32,441         190,859         223,300
Durham           NC           220,728         429,380         650,108
Durham           NC           238,000         471,201         709,201
Hendersonville   NC            32,748         186,152         218,900
Kernersville     NC           162,216         316,299         478,515
Morrisville      NC           175,700         390,234         565,934
Bellevue         NE            60,568         280,819         341,387
Omaha            NE            60,500         280,491         340,991
Omaha            NE            53,000         245,720         298,720
Omaha            NE           142,867         317,315         460,182
Londonderry      NH           335,467         745,082       1,080,549
Clementon        NJ           279,851         554,060         833,911
Henderson        NV            82,000         380,173         462,173
Las Vegas        NV           201,250         446,983         648,233
Sparks           NV           244,752         543,604         788,356
Beavercreek      OH           179,552         398,786         578,338

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Child Care (continued)
----------------------
Bloomington      MN     322,598                 03/27/86        300
Brooklyn Park    MN     306,995                 03/26/86        300
Brooklyn Park    MN     293,253                 03/27/86        300
Eagan            MN     291,442                 03/31/86        300
Eden Prairie     MN     323,062                 03/27/86        300
Maple Grove      MN     290,309                 03/26/86        300
Maple Grove      MN     181,778                 07/11/90        300
Minnetonka       MN     359,030                 12/12/86        300
Plymouth         MN     328,183                 12/12/86        300
W. Bloomington   MN     468,484                 06/18/82        180
White Bear Lake  MN     204,755                 12/23/87        300
White Bear Lake  MN     142,206                 08/30/90        300
Florissant       MO     125,475                 03/29/89        300
Florissant       MO     220,430                 03/30/89        300
Gladstone        MO     214,408                 09/29/88        300
Lee's Summit     MO     155,745                 09/27/89        300
Liberty          MO     181,105                 06/18/85        300
Manchester       MO     225,369                 12/22/87        300
St. Charles      MO     203,382                 12/23/87        300
Pearl            MS      87,484                 11/15/88        300
Cary             NC     245,077                 01/25/84        180
Chapel Hill      NC     221,716                 04/17/85        300
Charlotte        NC     247,000                 12/23/81        180
Charlotte        NC      86,570                 11/16/88        300
Concord          NC     190,859                 12/23/81        180
Durham           NC     134,759                 12/29/89        300
Durham           NC     108,964                 08/20/91        300
Hendersonville   NC     186,152                 12/23/81        180
Kernersville     NC     101,374                 12/14/89        300
Morrisville      NC     121,599                 03/29/89        300
Bellevue         NE     147,071                 12/16/86        300
Omaha            NE     186,771                 08/01/84        300
Omaha            NE     161,441                 10/11/84        300
Omaha            NE     112,185                 12/09/87        300
Londonderry      NH     221,801                 08/18/89        300
Clementon        NJ     126,597                 09/09/91        300
Henderson        NV     236,112                 04/17/85        300
Las Vegas        NV     120,655                 06/29/90        300
Sparks           NV     190,669                 01/29/88        300
Beavercreek      OH     147,721                 06/30/87        300

                                                      Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------      ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Child Care (continued)
----------------------
Centerville      OH      174,519      387,613           None     None
Cincinnati       OH      165,910      368,486           None     None
Dublin           OH       84,000      389,446           None     None
Englewood        OH       74,000      343,083           None     None
Forest Park      OH      170,778      379,305           None     None
Gahanna          OH       86,000      398,718           None     None
Huber Heights    OH      245,000      544,153           None     None
Loveland         OH      206,136      457,829           None     None
Maineville       OH      173,105      384,469           None     None
Pickerington     OH       87,580      406,055           None     None
Westerville      OH       82,000      380,173           None     None
Westerville      OH      294,350      646,557           None     None
Broken Arrow     OK       78,705      220,434           None     None
Midwest City     OK       67,800      314,338           None     None
Oklahoma City    OK       50,800      214,474           None     None
Oklahoma City    OK       79,000      366,261           None     None
Yukon            OK       61,000      282,812           None     None
Beaverton        OR      135,148      626,647           None     None
Beaverton        OR      115,232      534,301           None     None
Charleston       SC      125,593      278,946           None     None
Charleston       SC      140,700      312,498           None     None
Columbia         SC       58,160      269,643           None     None
Elgin            SC      160,831      313,600           None     None
Goose Creek      SC       61,635      192,905           None     None
Ladson           SC       31,543      177,457           None     None
Lexington        SC       55,869      274,742           None     None
Mt. Pleasant     SC       40,700      180,400           None     None
Summerville      SC       44,400      174,500           None     None
Sumter           SC       56,010      268,903           None     None
Memphis          TN      238,263      504,897           None     None
Memphis          TN      238,000      528,608           None     None
Memphis          TN      221,501      491,962           None     None
Nashville        TN      274,298      609,223           None     None
Allen            TX      177,637      394,537           None     None
Arlington        TX       82,109      380,678           None     None
Arlington        TX       70,000      324,538           None     None
Arlington        TX      238,000      528,604           None     None
Arlington        TX      241,500      550,559           None     None
Arlington        TX      195,650      387,355           None     None
Austin           TX      103,600      230,532           None     None

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Child Care (continued)
----------------------
Centerville      OH           174,519         387,613         562,132
Cincinnati       OH           165,910         368,486         534,396
Dublin           OH            84,000         389,446         473,446
Englewood        OH            74,000         343,083         417,083
Forest Park      OH           170,778         379,305         550,083
Gahanna          OH            86,000         398,718         484,718
Huber Heights    OH           245,000         544,153         789,153
Loveland         OH           206,136         457,829         663,965
Maineville       OH           173,105         384,469         557,574
Pickerington     OH            87,580         406,055         493,635
Westerville      OH            82,000         380,173         462,173
Westerville      OH           294,350         646,557         940,907
Broken Arrow     OK            78,705         220,434         299,139
Midwest City     OK            67,800         314,338         382,138
Oklahoma City    OK            50,800         214,474         265,274
Oklahoma City    OK            79,000         366,261         445,261
Yukon            OK            61,000         282,812         343,812
Beaverton        OR           135,148         626,647         761,795
Beaverton        OR           115,232         534,301         649,533
Charleston       SC           125,593         278,946         404,539
Charleston       SC           140,700         312,498         453,198
Columbia         SC            58,160         269,643         327,803
Elgin            SC           160,831         313,600         474,431
Goose Creek      SC            61,635         192,905         254,540
Ladson           SC            31,543         177,457         209,000
Lexington        SC            55,869         274,742         330,611
Mt. Pleasant     SC            40,700         180,400         221,100
Summerville      SC            44,400         174,500         218,900
Sumter           SC            56,010         268,903         324,913
Memphis          TN           238,263         504,897         743,160
Memphis          TN           238,000         528,608         766,608
Memphis          TN           221,501         491,962         713,463
Nashville        TN           274,298         609,223         883,521
Allen            TX           177,637         394,537         572,174
Arlington        TX            82,109         380,678         462,787
Arlington        TX            70,000         324,538         394,538
Arlington        TX           238,000         528,604         766,604
Arlington        TX           241,500         550,559         792,059
Arlington        TX           195,650         387,355         583,005
Austin           TX           103,600         230,532         334,132

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Child Care (continued)
----------------------
Centerville      OH     142,491                 07/23/87        300
Cincinnati       OH     138,575                 04/29/87        300
Dublin           OH     227,664                 10/08/85        300
Englewood        OH     199,343                 10/23/85        300
Forest Park      OH     138,377                 09/28/87        300
Gahanna          OH     230,045                 11/26/85        300
Huber Heights    OH     142,365                 09/27/90        300
Loveland         OH     173,464                 03/20/87        300
Maineville       OH     145,669                 03/06/87        300
Pickerington     OH     214,116                 12/11/86        300
Westerville      OH     222,243                 10/08/85        300
Westerville      OH     175,406                 09/26/90        300
Broken Arrow     OK     220,434                 01/27/83        180
Midwest City     OK     186,476                 08/14/85        300
Oklahoma City    OK     214,474                 06/15/82        180
Oklahoma City    OK     239,107                 11/14/84        300
Yukon            OK     174,450                 05/02/85        300
Beaverton        OR     328,188                 12/17/86        300
Beaverton        OR     279,825                 12/22/86        300
Charleston       SC      94,713                 05/26/88        300
Charleston       SC      97,377                 03/28/89        300
Columbia         SC     176,030                 11/14/84        300
Elgin            SC     100,509                 12/14/89        300
Goose Creek      SC     192,905                 12/22/81        180
Ladson           SC     177,457                 12/22/81        180
Lexington        SC     179,358                 11/13/84        300
Mt. Pleasant     SC     180,400                 12/22/81        180
Summerville      SC     174,500                 12/22/81        180
Sumter           SC     160,616                 06/18/85        300
Memphis          TN     165,781                 09/29/88        300
Memphis          TN     173,568                 09/30/88        300
Memphis          TN     130,073                 08/31/90        300
Nashville        TN     189,837                 03/30/89        300
Allen            TX     127,336                 11/21/88        300
Arlington        TX     246,924                 12/13/84        300
Arlington        TX     200,187                 05/08/85        300
Arlington        TX     173,566                 09/26/88        300
Arlington        TX     227,520                 09/22/89        300
Arlington        TX      95,988                 02/07/91        300
Austin           TX     230,532                 10/29/82        180

                                                      Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------      ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Child Care (continued)
----------------------
Austin           TX       88,872      222,684           None     None
Austin           TX      134,383      623,103           None     None
Austin           TX      188,144      417,872           None     None
Austin           TX      236,733      528,608           None     None
Austin           TX      191,636      425,629           None     None
Austin           TX      224,878      499,461           None     None
Austin           TX      238,000      528,604           None     None
Austin           TX      217,878      483,913           None     None
Bedford          TX      241,500      550,559           None     None
Carrollton       TX      277,850      617,113           None     None
Cedar Park       TX      168,857      375,036           None     None
Colleyville      TX       68,000      315,266           None     None
Converse         TX      217,000      481,963           None     None
Coppell          TX      139,224      645,551           None     None
Coppell          TX      208,641      463,398           None     None
Desoto           TX       86,000      398,715           None     None
Duncanville      TX       93,000      431,172           None     None
Euless           TX      234,111      519,962           None     None
Flower Mound     TX      202,773      442,846           None     None
Fort Worth       TX       85,518      396,495           None     None
Fort Worth       TX      238,000      528,608           None     None
Fort Worth       TX      210,007      444,460           None     None
Fort Worth       TX      216,160      427,962           None     None
Garland          TX      211,050      468,749           None     None
Grand Prairie    TX      167,164      371,275           None     None
Houston          TX       58,000      268,901           None     None
Houston          TX       60,000      278,175           None     None
Houston          TX      102,000      472,898           None     None
Houston          TX      139,125      308,997           None     None
Houston          TX      139,125      308,997           None     None
Houston          TX      141,296      313,824           None     None
Houston          TX      219,100      486,631           None     None
Houston          TX      219,100      486,628           None     None
Houston          TX      149,109      323,314           None     None
Irving           TX       38,853      296,034           None     None
Lewisville       TX       79,000      366,264           None     None
Lewisville       TX      192,777      428,121           None     None
Lewisville       TX      192,218      426,922           None     None
Mansfield        TX      181,375      402,838           None     None
Mesquite         TX       85,000      394,079           None     None

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Child Care (continued)
----------------------
Austin           TX            88,872         222,684         311,556
Austin           TX           134,383         623,103         757,486
Austin           TX           188,144         417,872         606,016
Austin           TX           236,733         528,608         765,341
Austin           TX           191,636         425,629         617,265
Austin           TX           224,878         499,461         724,339
Austin           TX           238,000         528,604         766,604
Austin           TX           217,878         483,913         701,791
Bedford          TX           241,500         550,559         792,059
Carrollton       TX           277,850         617,113         894,963
Cedar Park       TX           168,857         375,036         543,893
Colleyville      TX            68,000         315,266         383,266
Converse         TX           217,000         481,963         698,963
Coppell          TX           139,224         645,551         784,775
Coppell          TX           208,641         463,398         672,039
Desoto           TX            86,000         398,715         484,715
Duncanville      TX            93,000         431,172         524,172
Euless           TX           234,111         519,962         754,073
Flower Mound     TX           202,773         442,846         645,619
Fort Worth       TX            85,518         396,495         482,013
Fort Worth       TX           238,000         528,608         766,608
Fort Worth       TX           210,007         444,460         654,467
Fort Worth       TX           216,160         427,962         644,122
Garland          TX           211,050         468,749         679,799
Grand Prairie    TX           167,164         371,275         538,439
Houston          TX            58,000         268,901         326,901
Houston          TX            60,000         278,175         338,175
Houston          TX           102,000         472,898         574,898
Houston          TX           139,125         308,997         448,122
Houston          TX           139,125         308,997         448,122
Houston          TX           141,296         313,824         455,120
Houston          TX           219,100         486,631         705,731
Houston          TX           219,100         486,628         705,728
Houston          TX           149,109         323,314         472,423
Irving           TX            38,853         296,034         334,887
Lewisville       TX            79,000         366,264         445,264
Lewisville       TX           192,777         428,121         620,898
Lewisville       TX           192,218         426,922         619,140
Mansfield        TX           181,375         402,838         584,213
Mesquite         TX            85,000         394,079         479,079

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Child Care (continued)
----------------------
Austin           TX     222,684                 01/12/83        180
Austin           TX     326,334                 12/23/86        300
Austin           TX     141,884                 05/11/88        300
Austin           TX     173,568                 09/27/88        300
Austin           TX     136,188                 12/22/88        300
Austin           TX     158,421                 01/03/89        300
Austin           TX     163,244                 04/06/89        300
Austin           TX     146,747                 06/22/89        300
Bedford          TX     227,520                 09/22/89        300
Carrollton       TX     218,184                 12/11/87        300
Cedar Park       TX     121,042                 11/21/88        300
Colleyville      TX     194,468                 05/01/85        300
Converse         TX     158,252                 09/28/88        300
Coppell          TX     338,089                 12/17/86        300
Coppell          TX     163,837                 12/11/87        300
Desoto           TX     260,488                 10/24/84        300
Duncanville      TX     265,962                 05/08/85        300
Euless           TX     194,074                 05/08/87        300
Flower Mound     TX     166,537                 04/20/87        300
Fort Worth       TX     209,075                 12/03/86        300
Fort Worth       TX     173,568                 09/26/88        300
Fort Worth       TX     127,552                 02/01/90        300
Fort Worth       TX     106,051                 02/07/91        300
Garland          TX     134,330                 12/12/89        300
Grand Prairie    TX     118,796                 12/13/88        300
Houston          TX     176,672                 10/11/84        300
Houston          TX     171,589                 05/01/85        300
Houston          TX     291,700                 05/01/85        300
Houston          TX     115,331                 05/22/87        300
Houston          TX     115,331                 05/22/87        300
Houston          TX     115,366                 07/24/87        300
Houston          TX     159,786                 09/30/88        300
Houston          TX     157,067                 11/16/88        300
Houston          TX     114,032                 06/26/89        300
Irving           TX     164,757                 04/23/86        300
Lewisville       TX     218,768                 06/26/85        300
Lewisville       TX     164,362                 01/07/87        300
Lewisville       TX     136,603                 12/29/88        300
Mansfield        TX     115,443                 12/20/89        300
Mesquite         TX     257,461                 10/24/84        300

                                                      Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------      ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Child Care (continued)
----------------------
Mesquite         TX      139,466      326,525           None     None
Missouri City    TX      221,025      437,593           None     None
N Richland Hills TX      238,000      528,608           None     None
Pasadena         TX       60,000      278,173           None     None
Plano            TX      261,912      581,658           None     None
Plano            TX      250,514      556,399           None     None
Plano            TX      259,000      575,246           None     None
Round Rock       TX       80,525      373,347           None     None
Round Rock       TX      186,380      413,957           None     None
San Antonio      TX      130,833      606,595           None     None
San Antonio      TX      102,512      475,289           None     None
San Antonio      TX       81,530      378,007           None     None
San Antonio      TX      139,125      308,997           None     None
San Antonio      TX      181,412      402,923           None     None
San Antonio      TX      162,161      360,166           None     None
San Antonio      TX      234,500      520,831           None     None
San Antonio      TX      217,000      481,967           None     None
San Antonio      TX      182,868      406,155           None     None
San Antonio      TX      220,500      447,108           None     None
Southlake        TX      228,279      511,750           None     None
Sugarland        TX      193,800      430,436           None     None
Texas City       TX       48,000      222,918           None     None
The Woodlands    TX      193,801      430,441           None     None
Watauga          TX      165,914      368,502           None     None
Layton           UT      136,574      269,009           None     None
Sandy            UT      168,089      373,330           None     None
Centreville      VA      371,000      824,003           None     None
Chesapeake       VA      190,050      422,107           None     None
Glen Allen       VA       74,643      346,060           None     None
Portsmouth       VA      171,575      381,072           None     None
Richmond         VA       71,001      327,771           None     None
Richmond         VA      269,500      598,567           None     None
Virginia Beach   VA       69,080      320,270           None     None
Virginia Beach   VA      124,988      579,496           None     None
Woodbridge       VA      358,050      795,239           None     None
Everett          WA      120,000      540,363           None     None
Federal Way      WA      150,785      699,100           None     None
Federal Way      WA      261,943      581,782           None     None
Kent             WA      128,300      539,141           None     None
Kent             WA      140,763      678,809           None     None

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Child Care (continued)
----------------------
Mesquite         TX           139,466         326,525         465,991
Missouri City    TX           221,025         437,593         658,618
N Richland Hills TX           238,000         528,608         766,608
Pasadena         TX            60,000         278,173         338,173
Plano            TX           261,912         581,658         843,570
Plano            TX           250,514         556,399         806,913
Plano            TX           259,000         575,246         834,246
Round Rock       TX            80,525         373,347         453,872
Round Rock       TX           186,380         413,957         600,337
San Antonio      TX           130,833         606,595         737,428
San Antonio      TX           102,512         475,289         577,801
San Antonio      TX            81,530         378,007         459,537
San Antonio      TX           139,125         308,997         448,122
San Antonio      TX           181,412         402,923         584,335
San Antonio      TX           162,161         360,166         522,327
San Antonio      TX           234,500         520,831         755,331
San Antonio      TX           217,000         481,967         698,967
San Antonio      TX           182,868         406,155         589,023
San Antonio      TX           220,500         447,108         667,608
Southlake        TX           228,279         511,750         740,029
Sugarland        TX           193,800         430,436         624,236
Texas City       TX            48,000         222,918         270,918
The Woodlands    TX           193,801         430,441         624,242
Watauga          TX           165,914         368,502         534,416
Layton           UT           136,574         269,009         405,583
Sandy            UT           168,089         373,330         541,419
Centreville      VA           371,000         824,003       1,195,003
Chesapeake       VA           190,050         422,107         612,157
Glen Allen       VA            74,643         346,060         420,703
Portsmouth       VA           171,575         381,072         552,647
Richmond         VA            71,001         327,771         398,772
Richmond         VA           269,500         598,567         868,067
Virginia Beach   VA            69,080         320,270         389,350
Virginia Beach   VA           124,988         579,496         704,484
Woodbridge       VA           358,050         795,239       1,153,289
Everett          WA           120,000         540,363         660,363
Federal Way      WA           150,785         699,100         849,885
Federal Way      WA           261,943         581,782         843,725
Kent             WA           128,300         539,141         667,441
Kent             WA           140,763         678,809         819,572

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Child Care (continued)
----------------------
Mesquite         TX     104,483                 10/08/92        300
Missouri City    TX     110,856                 12/13/90        300
N Richland Hills TX     173,568                 09/26/88        300
Pasadena         TX     181,737                 10/23/84        300
Plano            TX     223,665                 01/06/87        300
Plano            TX     196,717                 12/10/87        300
Plano            TX     188,882                 09/27/88        300
Round Rock       TX     195,531                 12/16/86        300
Round Rock       TX     127,838                 04/19/89        300
San Antonio      TX     340,078                 03/24/86        300
San Antonio      TX     250,626                 12/03/86        300
San Antonio      TX     199,327                 12/11/86        300
San Antonio      TX     115,331                 05/22/87        300
San Antonio      TX     148,118                 07/07/87        300
San Antonio      TX     132,402                 07/07/87        300
San Antonio      TX     184,142                 12/29/87        300
San Antonio      TX     156,908                 10/14/88        300
San Antonio      TX     129,957                 12/06/88        300
San Antonio      TX     139,323                 03/30/89        300
Southlake        TX     128,075                 03/10/93        300
Sugarland        TX     158,234                 07/31/87        300
Texas City       TX     222,918                 06/15/82        180
The Woodlands    TX     157,024                 08/11/87        300
Watauga          TX     135,464                 07/07/87        300
Layton           UT      85,255                 02/01/90        300
Sandy            UT     104,914                 02/01/90        300
Centreville      VA     243,004                 09/29/89        300
Chesapeake       VA     131,531                 03/28/89        300
Glen Allen       VA     231,872                 06/20/84        300
Portsmouth       VA     121,932                 12/21/88        300
Richmond         VA     192,912                 09/04/85        300
Richmond         VA     186,516                 03/28/89        300
Virginia Beach   VA     209,083                 11/15/84        300
Virginia Beach   VA     324,886                 03/25/86        300
Woodbridge       VA     261,117                 09/29/88        300
Everett          WA     540,363                 11/22/82        180
Federal Way      WA     366,136                 12/17/86        300
Federal Way      WA     187,771                 11/21/88        300
Kent             WA     524,123                 06/03/83        180
Kent             WA     355,509                 12/17/86        300

                                                      Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------      ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Child Care (continued)
----------------------
Kirkland         WA      301,000      668,534           None     None
Puyallup         WA      195,552      434,327           None     None
Redmond          WA      279,830      621,512           None     None
Renton           WA      111,183      515,490           None     None
Appleton         WI      196,000      424,038           None     None
Brookfield       WI      233,100      461,500           None     None
Waukesha         WI      215,950      427,546           None     None
Cheyenne         WY       59,856      277,506           None     None

Consumer Electronics
--------------------
Oxford           AL      323,085      406,655           None     None
Tuscaloosa       AL      204,790      585,115           None     None
Thousand Oaks    CA    2,703,726    6,125,829           None     None
Bradenton        FL      174,948      240,928           None     None
MaryEsther       FL      149,696      363,263           None     None
Melbourne        FL      269,697      522,414           None     None
Merritt Island   FL      309,652      482,459           None     None
Ocala            FL      339,690      543,504           None     None
Pensacola        FL      419,842    1,899,287           None     None
Tallahassee      FL      319,807      502,697           None     None
Titusville       FL      176,459      579,793           None     None
Venice           FL      259,686      362,562           None     None
Rome             GA      254,902      486,812           None     None
Smyrna           GA    1,094,058    3,091,322           None     None
Council Bluffs   IA      255,217      117,792           None     None
Des Moines       IA      188,520      367,614           None     None
Peoria           IL      193,868      387,737           None     None
Rockford         IL      159,587      618,398           None     None
Springfield      IL      219,859      630,595           None     None
Anderson         IN      180,628      653,038           None     None
Muncie           IN      148,901      645,235           None     None
Richmond         IN       93,999      193,753           None     None
Topeka           KS      974,960    3,472,226           None     None
Columbus         MS      144,908      463,707           None     None
Greenville       MS      144,588      433,764           None     None
Gulfport         MS      299,464      502,326           None     None
Hattiesburg      MS      198,659      457,379           None     None
Jackson          MS      405,360      656,296           None     None
Meridian         MS      181,156      515,598           None     None

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Child Care (continued)
----------------------
Kirkland         WA           301,000         668,534         969,534
Puyallup         WA           195,552         434,327         629,879
Redmond          WA           279,830         621,512         901,342
Renton           WA           111,183         515,490         626,673
Appleton         WI           196,000         424,038         620,038
Brookfield       WI           233,100         461,500         694,600
Waukesha         WI           215,950         427,546         643,496
Cheyenne         WY            59,856         277,506         337,362

Consumer Electronics
--------------------
Oxford           AL           323,085         406,655         729,740
Tuscaloosa       AL           204,790         585,115         789,905
Thousand Oaks    CA         2,703,726       6,125,829       8,829,555
Bradenton        FL           174,948         240,928         415,876
MaryEsther       FL           149,696         363,263         512,959
Melbourne        FL           269,697         522,414         792,111
Merritt Island   FL           309,652         482,459         792,111
Ocala            FL           339,690         543,504         883,194
Pensacola        FL           419,842       1,899,287       2,319,129
Tallahassee      FL           319,807         502,697         822,504
Titusville       FL           176,459         579,793         756,252
Venice           FL           259,686         362,562         622,248
Rome             GA           254,902         486,812         741,714
Smyrna           GA         1,094,058       3,091,322       4,185,380
Council Bluffs   IA           255,217         117,792         373,009
Des Moines       IA           188,520         367,614         556,134
Peoria           IL           193,868         387,737         581,605
Rockford         IL           159,587         618,398         777,985
Springfield      IL           219,859         630,595         850,454
Anderson         IN           180,628         653,038         833,666
Muncie           IN           148,901         645,235         794,136
Richmond         IN            93,999         193,753         287,752
Topeka           KS           974,960       3,472,226       4,447,186
Columbus         MS           144,908         463,707         608,615
Greenville       MS           144,588         433,764         578,352
Gulfport         MS           299,464         502,326         801,790
Hattiesburg      MS           198,659         457,379         656,038
Jackson          MS           405,360         656,296       1,061,656
Meridian         MS           181,156         515,598         696,754

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Child Care (continued)
----------------------
Kirkland         WA     230,738                 03/31/88        300
Puyallup         WA     138,970                 12/06/88        300
Redmond          WA     228,476                 07/27/87        300
Renton           WA     289,001                 03/24/86        300
Appleton         WI     117,516                 07/10/90        300
Brookfield       WI     116,911                 12/13/90        300
Waukesha         WI     108,311                 12/13/90        300
Cheyenne         WY     180,139                 11/20/84        300

Consumer Electronics
--------------------
Oxford           AL      18,300                 11/26/96        300
Tuscaloosa       AL      26,330                 11/26/96        300
Thousand Oaks    CA     316,499                 09/27/96        300
Bradenton        FL      10,842                 11/26/96        300
MaryEsther       FL      16,347                 11/26/96        300
Melbourne        FL      23,509                 11/26/96        300
Merritt Island   FL      21,711                 11/26/96        300
Ocala            FL      24,458                 11/26/96        300
Pensacola        FL      85,468                 11/26/96        300
Tallahassee      FL      22,621                 11/26/96        300
Titusville       FL      26,091                 11/26/96        300
Venice           FL      16,315                 11/26/96        300
Rome             GA      21,907                 11/26/96        300
Smyrna           GA      66,804                 06/09/97        300
Council Bluffs   IA       5,301                 11/26/96        300
Des Moines       IA      16,543                 11/26/96        300
Peoria           IL      17,448                 11/26/96        300
Rockford         IL      27,828                 11/26/96        300
Springfield      IL      28,377                 11/26/96        300
Anderson         IN      29,387                 11/26/96        300
Muncie           IN      29,036                 11/26/96        300
Richmond         IN       8,719                 11/26/96        300
Topeka           KS     144,673                 12/27/96        300
Columbus         MS      20,867                 11/26/96        300
Greenville       MS      19,519                 11/26/96        300
Gulfport         MS      22,605                 11/26/96        300
Hattiesburg      MS      20,582                 11/26/96        300
Jackson          MS      29,533                 11/26/96        300
Meridian         MS      23,202                 11/26/96        300

                                                      Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------      ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Consumer Electronics (continued)
--------------------------------
Tupelo           MS      121,697      637,691           None     None
Vicksburg        MS      494,532      174,541           None     None
Lakewood         NY      144,859      526,301           None     None
Defiance         OH       97,978      601,863           None     None
Kettering        OH      229,246      488,393           None     None
Bristol          TN      344,365      468,719           None     None
Clarksville      TN      290,775      395,870           None     None
Vienna           WV      324,797      526,670           None     None

Convenience Stores
------------------
Fullerton        CA       29,170       41,003           None    11,934
Manchester       CT      118,262      305,510           None     None
Vernon           CT      179,646      319,372           None     None
Westbrook        CT       98,247      373,340           None     None
Dunwoody         GA      545,462      724,254           None     None
Lithonia         GA      386,784      776,436           None     None
Mabelton         GA      491,069      355,957           None     None
Norcross         GA      384,162      651,273           None     None
Stone Mountain   GA      529,383      532,429           None     None
Godfrey          IL      374,586      733,190           None     None
Granite City     IL      362,287      737,255           None     None
Madison          IL      173,812      625,030           None     None
New Albany       IN      181,459      289,353           None     None
New Albany       IN      262,465      331,796           None     None
Berea            KY      252,077      360,815           None     None
Elizabethtown    KY      286,106      286,106           None     None
Henderson        KY      225,000      515,000           None     None
Lebanon          KY      158,052      316,105           None     None
Louisville       KY      198,926      368,014           None     None
Louisville       KY      216,849      605,697           None     None
Mt. Washington   KY      327,245      479,593           None     None
Owensboro        KY      360,000      590,000           None     None
Seekonk          MA      298,354      268,518           None     None
Flint            MI      194,492      476,504           None     None
Cary             NC      450,000      825,000           None     None
Greenville       NC      330,000      515,000           None     None
Greenville       NC      225,000      405,000           None     None
Jacksonville     NC      150,000      530,000           None     None
Kinston          NC      550,000    1,056,921           None     None

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Consumer Electronics (continued)
-------------------------------
Tupelo           MS           121,697         637,691         759,388
Vicksburg        MS           494,532         174,541         669,073
Lakewood         NY           144,859         526,301         671,160
Defiance         OH            97,978         601,863         699,841
Kettering        OH           229,246         488,393         717,639
Bristol          TN           344,365         468,719         813,084
Clarksville      TN           290,775         395,870         686,645
Vienna           WV           324,797         526,670         851,467

Convenience Stores
------------------
Fullerton        CA            29,170          52,937          82,107
Manchester       CT           118,262         305,510         423,772
Vernon           CT           179,646         319,372         499,018
Westbrook        CT            98,247         373,340         471,587
Dunwoody         GA           545,462         724,254       1,269,716
Lithonia         GA           386,784         776,436       1,163,220
Mabelton         GA           491,069         355,957         847,026
Norcross         GA           384,162         651,273       1,035,435
Stone Mountain   GA           529,383         532,429       1,061,812
Godfrey          IL           374,586         733,190       1,107,776
Granite City     IL           362,287         737,255       1,099,542
Madison          IL           173,812         625,030         798,842
New Albany       IN           181,459         289,353         470,812
New Albany       IN           262,465         331,796         594,261
Berea            KY           252,077         360,815         612,892
Elizabethtown    KY           286,106         286,106         572,212
Henderson        KY           225,000         515,000         740,000
Lebanon          KY           158,052         316,105         474,157
Louisville       KY           198,926         368,014         566,940
Louisville       KY           216,849         605,697         822,546
Mt. Washington   KY           327,245         479,593         806,838
Owensboro        KY           360,000         590,000         950,000
Seekonk          MA           298,354         268,518         566,872
Flint            MI           194,492         476,504         670,996
Cary             NC           450,000         825,000       1,275,000
Greenville       NC           330,000         515,000         845,000
Greenville       NC           225,000         405,000         630,000
Jacksonville     NC           150,000         530,000         680,000
Kinston          NC           550,000       1,056,921       1,606,921

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Consumer Electronics (continued)
--------------------------------
Tupelo           MS      28,696                 11/26/96        300
Vicksburg        MS       7,854                 11/26/96        300
Lakewood         NY      23,684                 11/26/96        300
Defiance         OH      27,084                 11/26/96        300
Kettering        OH      21,978                 11/26/96        300
Bristol          TN      21,092                 11/26/96        300
Clarksville      TN      17,814                 11/26/96        300
Vienna           WV      23,700                 11/26/96        300

Convenience Stores
------------------
Fullerton        CA      46,970                 11/08/72        234
Manchester       CT      34,115                 03/03/95        300
Vernon           CT      35,663                 03/09/95        300
Westbrook        CT      41,690                 03/09/95        300
Dunwoody         GA      15,617                 06/27/97        300
Lithonia         GA      16,761                 06/27/97        300
Mabelton         GA       7,661                 06/27/97        300
Norcross         GA      14,046                 06/27/97        300
Stone Mountain   GA      11,470                 06/27/97        300
Godfrey          IL      15,816                 06/27/97        300
Granite City     IL      15,906                 06/27/97        300
Madison          IL      13,495                 06/27/97        300
New Albany       IN      32,311                 03/03/95        300
New Albany       IN      37,051                 03/06/95        300
Berea            KY      40,291                 03/08/95        300
Elizabethtown    KY      31,949                 03/03/95        300
Henderson        KY      48,925                 08/25/95        300
Lebanon          KY      35,298                 03/03/95        300
Louisville       KY      41,095                 03/03/95        300
Louisville       KY      37,218    06/18/96     11/17/95        300
Mt. Washington   KY      21,613    10/28/96     05/31/96        300
Owensboro        KY      56,050                 08/25/95        300
Seekonk          MA      29,985                 03/03/95        300
Flint            MI      38,915                 12/21/95        300
Cary             NC      78,375                 08/25/95        300
Greenville       NC      48,925                 08/25/95        300
Greenville       NC      38,475                 08/25/95        300
Jacksonville     NC      50,350                 08/25/95        300
Kinston          NC       8,750                 10/24/97        300

                                                      Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------      ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Convenience Stores (continued)
------------------------------
Kingston         NY      257,763      456,042           None     None
Atwater          OH      118,555      266,748           None     None
Columbus         OH      147,296      304,411           None     None
Columbus         OH      273,085      471,693           None     None
Cuyahoga Falls   OH      297,982      357,579           None     None
Galion           OH      138,981      327,597           None     None
Groveport        OH      277,198      445,497           None     None
Perrysburg       OH      211,678      390,680           None     None
Streetsboro      OH      402,988      420,351           None     None
Tipp City        OH      355,009      398,294           None     None
Triffin          OH      117,017      273,040           None     None
Wadsworth        OH      266,507      153,823           None     None
Tulsa            OK      126,545      508,266           None     None
Columbia         SC      150,000      450,000           None     None
John's Isle      SC      170,000      350,000           None     None
Lexington        SC      255,000      545,000           None     None
Myrtle Beach     SC      140,000      590,000           None     None
N. Charleston    SC      400,000      650,000           None     None
Summerville      SC      115,000      515,000           None     None
La Vergne        TN      340,000      650,000           None     None
Shelbyville      TN      200,000      465,000           None     None
Midlothian       VA      325,000      302,516           None     None
Stafford         VA      271,865      601,997           None     None
Warrenton        VA      515,971      649,125           None     None

Home Furnishings & Accessories
------------------------------
Cathedral City   CA    1,006,923    2,293,077           None     None
Concord          CA    4,162,500    3,037,500           None     None
Danbury          CT      630,171    3,619,609           None     None
Winter Park      FL    2,404,598    3,382,402           None     None
Ridgeland        MS      281,867      769,890           None     None
Omaha            NE    1,956,296    3,948,105           None     None
Henderson        NV    1,268,655    3,108,726           None     None
Memphis          TN      804,262    1,432,520           None     None
Arlington        TX      475,069    1,374,167           None     None
Cedar Park       TX      253,591      827,237           None     None
Houston          TX      867,767      687,042           None     None
Plano            TX      565,000    5,835,000           None     None
Spring           TX    1,794,872    1,808,661           None     None
Webster          TX      283,604      537,985           None     None

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Convenience Stores (continued)
------------------------------
Kingston         NY           257,763         456,042         713,805
Atwater          OH           118,555         266,748         385,303
Columbus         OH           147,296         304,411         451,707
Columbus         OH           273,085         471,693         744,778
Cuyahoga Falls   OH           297,982         357,579         655,561
Galion           OH           138,981         327,597         466,578
Groveport        OH           277,198         445,497         722,695
Perrysburg       OH           211,678         390,680         602,358
Streetsboro      OH           402,988         420,351         823,339
Tipp City        OH           355,009         398,294         753,303
Triffin          OH           117,017         273,040         390,057
Wadsworth        OH           266,507         153,823         420,330
Tulsa            OK           126,545         508,266         634,811
Columbia         SC           150,000         450,000         600,000
John's Isle      SC           170,000         350,000         520,000
Lexington        SC           255,000         545,000         800,000
Myrtle Beach     SC           140,000         590,000         730,000
N. Charleston    SC           400,000         650,000       1,050,000
Summerville      SC           115,000         515,000         630,000
La Vergne        TN           340,000         650,000         990,000
Shelbyville      TN           200,000         465,000         665,000
Midlothian       VA           325,000         302,516         627,516
Stafford         VA           271,865         601,997         873,862
Warrenton        VA           515,971         649,125       1,165,096

Home Furnishings & Accessories
------------------------------
Cathedral City   CA         1,006,923       2,293,077       3,300,000
Concord          CA         4,162,500       3,037,500       7,200,000
Danbury          CT           630,171       3,619,609       4,249,780
Winter Park      FL         2,404,598       3,382,402       5,787,000
Ridgeland        MS           281,867         769,890       1,051,757
Omaha            NE         1,956,296       3,948,105       5,904,401
Henderson        NV         1,268,655       3,108,726       4,377,381
Memphis          TN           804,262       1,432,520       2,236,782
Arlington        TX           475,069       1,374,167       1,849,236
Cedar Park       TX           253,591         827,237       1,080,828
Houston          TX           867,767         687,042       1,554,809
Plano            TX           565,000       5,835,000       6,400,000
Spring           TX         1,794,872       1,808,661       3,603,533
Webster          TX           283,604         537,985         821,589

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Convenience Stores (continued)
------------------------------
Kingston         NY      49,405                 04/06/95        300
Atwater          OH      29,787                 03/03/95        300
Columbus         OH      33,993                 03/03/95        300
Columbus         OH      38,522                 12/21/95        300
Cuyahoga Falls   OH      39,930                 03/03/95        300
Galion           OH      36,582                 03/06/95        300
Groveport        OH      36,382                 12/21/95        300
Perrysburg       OH      16,629    01/10/96     09/01/95        300
Streetsboro      OH           0    01/27/97     09/03/96        300
Tipp City        OH           0    01/31/97     06/27/96        300
Triffin          OH      30,489                 03/07/95        300
Wadsworth        OH       6,560    11/26/96     07/01/96        300
Tulsa            OK      10,967                 06/27/97        300
Columbia         SC      42,750                 08/25/95        300
John's Isle      SC      33,250                 08/25/95        300
Lexington        SC      51,775                 08/25/95        300
Myrtle Beach     SC      56,050                 08/25/95        300
N. Charleston    SC      61,750                 08/25/95        300
Summerville      SC      48,925                 08/25/95        300
La Vergne        TN      61,750                 08/25/95        300
Shelbyville      TN      44,175                 08/25/95        300
Midlothian       VA       4,500                 08/21/97        300
Stafford         VA      25,083                 12/20/96        300
Warrenton        VA      27,047                 12/20/96        300

Home Furnishings & Accessories
------------------------------
Cathedral City   CA     240,773                 05/26/95        300
Concord          CA     318,938                 05/31/95        300
Danbury          CT      42,006                 09/30/97        300
Winter Park      FL     355,152                 05/31/95        300
Ridgeland        MS      16,589                 06/27/97        300
Omaha            NE     111,717                 04/04/97        300
Henderson        NV      36,077                 09/26/97        300
Memphis          TN      30,891                 06/30/97        300
Arlington        TX      43,399                 03/26/97        300
Cedar Park       TX      26,125                 03/10/97        300
Houston          TX      21,651                 03/07/97        300
Plano            TX     612,675                 05/26/95        300
Spring           TX      20,940                 09/29/97        300
Webster          TX      11,597                 06/12/97        300

                                                      Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------      ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Office Supplies
---------------
Lakewood         CA    1,398,387    3,098,787           None     None
Riverside        CA    1,410,177    1,659,833           None     None
Hutchinson       KS      269,964    1,704,244           None     None
Salina           KS      240,423    1,830,037           None     None
Helena           MT      564,241    1,503,084           None     None
Westbury         NY    3,808,076    2,376,122           None     None
New Philadelphia OH      726,636    1,650,638           None     None

Pet Supplies
------------
Dickson City     PA      659,790    1,880,368           None     None

Restaurants
-----------
Siloam Springs   AR      190,000      352,741           None     None
Douglas          AZ       75,000      347,719           None     None
Glendale         AZ      624,761      895,976           None     None
Tucson           AZ      107,393      497,904           None     None
Chino            CA       26,729       51,555           None     None
Diamond Bar      CA       76,117      183,052           None    15,000
Fullerton        CA       36,296       51,020           None    14,628
Hemet            CA      106,164      199,179           None     None
Rancho Cucamonga CA      230,733      481,225           None     None
Rancho Cucamonga CA       95,192      441,334           None     None
Red Bluff        CA      136,740      633,984           None     None
Riverside        CA       90,000      170,394           None     None
Riverside        CA      155,795      534,679          35,000   21,560
San Dimas        CA      240,562      445,521           None     None
San Ramon        CA      406,000    1,126,930           None     None
Boulder          CO      426,675      822,676          18,000    None
Colorado Springs CO      152,000      704,736           None     None
Colorado Springs CO      313,250      695,730           None     None
Montrose         CO      217,595      483,284           None     None
Security         CO      150,000      695,463           None     None
Sterling         CO       95,320      441,928           None     None
Westminster      CO      338,940    1,571,401          20,000   13,440
Casselberry      FL      403,900      897,075           None     None
Green Cove Sprgs FL       86,240      399,828           None     None
Jacksonville     FL      150,210      693,446           None     None
Jacksonville     FL      143,299      664,373           None     None

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Office Supplies
---------------
Lakewood         CA         1,398,387       3,098,787       4,497,174
Riverside        CA         1,410,177       1,659,833       3,070,010
Hutchinson       KS           269,964       1,704,244       1,974,208
Salina           KS           240,423       1,830,037       2,070,460
Helena           MT           564,241       1,503,084       2,067,325
Westbury         NY         3,808,076       2,376,122       6,184,198
New Philadelphia OH           726,636       1,650,638       2,377,274

Pet Supplies
------------
Dickson City     PA           659,790       1,880,368       2,540,158

Restaurants
-----------
Siloam Springs   AR           190,000         352,741         542,741
Douglas          AZ            75,000         347,719         422,719
Glendale         AZ           624,761         895,976       1,520,737
Tucson           AZ           107,393         497,904         605,297
Chino            CA            26,729          51,555          78,284
Diamond Bar      CA            76,117         198,052         274,169
Fullerton        CA            36,296          65,648         101,944
Hemet            CA           106,164         199,179         305,343
Rancho Cucamonga CA           230,733         481,225         711,958
Rancho Cucamonga CA            95,192         441,334         536,526
Red Bluff        CA           136,740         633,984         770,724
Riverside        CA            90,000         170,394         260,394
Riverside        CA           155,795         591,239         747,034
San Dimas        CA           240,562         445,521         686,083
San Ramon        CA           406,000       1,126,930       1,532,930
Boulder          CO           426,675         840,676       1,267,351
Colorado Springs CO           152,000         704,736         856,736
Colorado Springs CO           313,250         695,730       1,008,980
Montrose         CO           217,595         483,284         700,879
Security         CO           150,000         695,463         845,463
Sterling         CO            95,320         441,928         537,248
Westminster      CO           338,940       1,604,841       1,943,781
Casselberry      FL           403,900         897,075       1,300,975
Green Cove Sprgs FL            86,240         399,828         486,068
Jacksonville     FL           150,210         693,446         843,656
Jacksonville     FL           143,299         664,373         807,672

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Office Supplies
---------------
Lakewood         CA     118,717                 01/29/97        300
Riverside        CA      19,289                 09/17/97        300
Hutchinson       KS      36,828                 06/25/97        300
Salina           KS      39,546                 06/25/97        300
Helena           MT      32,423                 06/09/97        300
Westbury         NY      27,503                 09/29/97        300
New Philadelphia OH      41,151                 05/30/97        300

Pet Supplies
------------
Dickson City     PA      40,504                 06/20/97        300

Restaurants
-----------
Siloam Springs   AR      64,212                 03/06/96        300
Douglas          AZ      82,043                 12/13/95        300
Glendale         AZ      72,258                 12/22/95        300
Tucson           AZ           0                 04/13/95       None
Chino            CA           0                 12/22/94       None
Diamond Bar      CA           0    09/29/95     06/05/95       None
Fullerton        CA           0                 07/06/95       None
Hemet            CA      97,051                 12/27/94        300
Rancho Cucamonga CA           0                 04/13/95       None
Rancho Cucamonga CA     120,149                 12/23/94        300
Red Bluff        CA     225,792                 10/01/81        300
Riverside        CA     781,969                 01/05/84        180
Riverside        CA   1,076,803                 06/28/84        300
San Dimas        CA     386,859                 01/17/86        300
San Ramon        CA     842,009                 12/18/84        300
Boulder          CO     427,598                 08/28/85        300
Colorado Springs CO     549,821                 05/16/84        300
Colorado Springs CO     563,098                 05/08/84        300
Montrose         CO   1,187,723                 05/20/83        180
Security         CO   1,262,104                 12/10/82        180
Sterling         CO     621,582                 05/29/84        300
Westminster      CO     469,132                 11/06/84        300
Casselberry      FL     332,034                 12/18/86        300
Green Cove Sprgs FL     170,867                 12/17/87        300
Jacksonville     FL     285,019                 12/27/84        300
Jacksonville     FL     257,867                 12/19/84        300

                                                      Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------      ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Restaurants (continued)
-----------------------
Orlando          FL      230,000    1,066,339           None     None
Orlando          FL      209,800      972,679           None     None
Orlando          FL      339,500      746,333           None     None
Garden City      GA      197,225      438,043           None     None
Hinesville       GA       89,220      413,644           None     None
Hinesville       GA      172,611      383,376           None     None
Lithonia         GA       89,220      413,647           None     None
Savannah         GA      143,993      345,548           None     None
Savannah         GA      165,409      367,379           None     None
Statesboro       GA      201,250      446,983           None     None
Stone Mountain   GA      215,940    1,001,188           None     None
Ankeny           IA      100,000      349,218           None     None
Boone            IA       76,000      386,170           None     None
Boise            ID      190,894      423,981           None     None
Boise            ID      161,352      334,041           None     None
Nampa            ID       74,156      343,821           None     None
Rexburg          ID       90,760      420,787           None     None
Alton            IL      225,785      419,315           None     None
Dixon            IL      230,090      511,036           None     None
Salem            IL      213,815      474,892           None     None
Anderson         IN      197,523      438,707           None     None
Bedford          IN      311,815      692,543           None     None
Decatur          IN      181,020      385,618           None     None
Goshen           IN      115,000      533,165           None     None
Muncie           IN      136,400      632,380          8,000    3,334
Muncie           IN       67,156      149,157           None     None
New Castle       IN      246,192      320,572           None     None
Shelbyville      IN      128,820      597,263           None     None
South Bend       IN      133,200      617,545           None    19,211
Westfield        IN      213,341      477,300           None     None
Derby            KS       96,060      445,359           None     None
El Dorado        KS       87,400      405,206           None     None
Great Bend       KS       95,800      444,154           None     None
Wichita          KS       98,000      454,350           None     None
Lexington        KY      122,200      490,200           None     None
Alexandria       LA      143,000      662,985           None    15,000
Jennings         LA      107,120      496,636           None     None
La Plata         MD      120,140      557,000           None     None
Albion           MI      143,280      694,578           None    12,341
Flint            MI      827,853            0           None     None

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Restaurants (continued)
-----------------------
Orlando          FL           230,000       1,066,339       1,296,339
Orlando          FL           209,800         972,679       1,182,479
Orlando          FL           339,500         746,333       1,085,833
Garden City      GA           197,225         438,043         635,268
Hinesville       GA            89,220         413,644         502,864
Hinesville       GA           172,611         383,376         555,987
Lithonia         GA            89,220         413,647         502,867
Savannah         GA           143,993         345,548         489,541
Savannah         GA           165,409         367,379         532,788
Statesboro       GA           201,250         446,983         648,233
Stone Mountain   GA           215,940       1,001,188       1,217,128
Ankeny           IA           100,000         349,218         449,218
Boone            IA            76,000         386,170         462,170
Boise            ID           190,894         423,981         614,875
Boise            ID           161,352         334,041         495,393
Nampa            ID            74,156         343,821         417,977
Rexburg          ID            90,760         420,787         511,547
Alton            IL           225,785         419,315         645,100
Dixon            IL           230,090         511,036         741,126
Salem            IL           213,815         474,892         688,707
Anderson         IN           197,523         438,707         636,230
Bedford          IN           311,815         692,543       1,004,358
Decatur          IN           181,020         385,618         566,638
Goshen           IN           115,000         533,165         648,165
Muncie           IN           136,400         653,714         790,114
Muncie           IN            67,156         149,157         216,313
New Castle       IN           246,192         320,572         566,764
Shelbyville      IN           128,820         597,263         726,083
South Bend       IN           133,200         636,756         769,956
Westfield        IN           213,341         477,300         690,641
Derby            KS            96,060         445,359         541,419
El Dorado        KS            87,400         405,206         492,606
Great Bend       KS            95,800         444,154         539,954
Wichita          KS            98,000         454,350         552,350
Lexington        KY           122,200         490,200         612,400
Alexandria       LA           143,000         677,985         820,985
Jennings         LA           107,120         496,636         603,756
La Plata         MD           120,140         557,000         677,140
Albion           MI           143,280         706,919         850,199
Flint            MI           827,853               0         827,853

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Restaurants (continued)
-----------------------
Orlando          FL     266,775                 12/20/84        300
Orlando          FL     266,571                 01/04/85        300
Orlando          FL     532,577                 10/30/86        300
Garden City      GA     337,277                 07/28/83        180
Hinesville       GA     362,064                 12/27/83        180
Hinesville       GA     242,780                 11/25/85        300
Lithonia         GA     136,511                 10/18/88        300
Savannah         GA     180,661                 12/28/87        300
Savannah         GA     170,569                 10/30/87        300
Statesboro       GA     254,586                 07/15/87        300
Stone Mountain   GA     146,103                 03/31/87        300
Ankeny           IA     312,801                 12/18/86        300
Boone            IA     258,770                 10/29/85        300
Boise            ID     226,966                 04/10/86        300
Boise            ID     286,452                 12/26/84        300
Nampa            ID     288,564                 10/17/85        300
Rexburg          ID     321,080                 12/03/85        300
Alton            IL     166,656                 11/12/87        300
Dixon            IL     167,393                 12/16/87        300
Salem            IL     194,971                 12/30/87        300
Anderson         IN     269,707                 12/18/84        300
Bedford          IN     333,219                 12/28/84        300
Decatur          IN     227,220                 12/03/85        300
Goshen           IN     242,440                 12/26/84        300
Muncie           IN     171,624                 07/30/87        300
Muncie           IN     217,192                 07/30/87        300
New Castle       IN     171,624                 07/30/87        300
Shelbyville      IN     181,709                 07/30/87        300
South Bend       IN     184,298                 07/31/89        300
Westfield        IN      81,116    12/22/95     03/16/95        300
Derby            KS     292,485                 09/04/85        300
El Dorado        KS     255,654                 12/27/84        300
Great Bend       KS     325,833                 07/28/83        180
Wichita          KS     217,343                 05/11/87        300
Lexington        KY     347,571                 12/20/84        300
Alexandria       LA     106,876    06/02/95     02/24/95        300
Jennings         LA      75,184    12/21/95     05/31/95        300
La Plata         MD     229,873                 12/24/87        300
Albion           MI     293,180                 12/19/86        300
Flint            MI     176,823                 01/02/87        300

                                                      Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------      ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Restaurants (continued)
-----------------------
Sturgis          MI      210,560      467,659           None     None
Albert Lea       MN      213,150      473,412           None     None
Red Wing         MN      248,325      551,541           None     None
Roseville        MN      281,600    1,305,560           None     None
Belton           MO       89,328      418,187           None     None
Blue Springs     MO      111,440      516,665           None     None
Carthage         MO       85,020      394,175           None     None
Chillicothe      MO       81,080      375,908           None     None
Fulton           MO      210,199      466,861           None     None
Hannibal         MO      266,011      590,822           None     None
Hazelwood        MO      157,117      725,327           None    12,930
Jackson          MO      210,199      466,860           None     None
Mt. Vernon       MO      160,000      282,519           None     None
Nevada           MO      222,552      494,296           None     None
Ozark            MO      140,000      292,414           None     None
Sedalia          MO      269,798      599,232           None     None
St. Charles      MO      175,413      809,790           None    10,000
St. Charles      MO      695,121    1,001,878           None     None
St. Joseph       MO      107,648      496,958           None     None
Sullivan         MO       85,500      396,400           None     None
Clinton          MS      100,000      337,371           None     None
Southaven        MS      263,900      582,303           None     None
Fayetteville     NC      116,240      538,919           None     None
Wilkesboro       NC      183,050      406,562           None     None
Omaha            NE      629,592    1,051,244           None     None
Amherst          NY      935,355      896,819           None     None
Fulton           NY      294,009      653,006           None     None
Watertown        NY      139,199      645,355           None     None
Akron            OH      723,347           17           None     None
Ashland          OH      120,740      559,801           None     None
Celina           OH      207,060      459,841           None     None
Lebanon          OH      210,134      466,717           None     None
Stow             OH      317,546      712,455           None     None
Troy             OH      130,540      605,238           None     None
Wash. Courthouse OH      123,120      570,836           None     None
Wilmington       OH      119,320      553,217           None     None
Broken Arrow     OK      245,000      368,901           None     None
Norman           OK      734,335            0           None     None
Oklahoma City    OK      759,826            0           None     None
Owasso           OK      247,450      549,597           None     None

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Restaurants (continued)
-----------------------
Sturgis          MI           210,560         467,659         678,219
Albert Lea       MN           213,150         473,412         686,562
Red Wing         MN           248,325         551,541         799,866
Roseville        MN           281,600       1,305,560       1,587,160
Belton           MO            89,328         418,187         507,515
Blue Springs     MO           111,440         516,665         628,105
Carthage         MO            85,020         394,175         479,195
Chillicothe      MO            81,080         375,908         456,988
Fulton           MO           210,199         466,861         677,060
Hannibal         MO           266,011         590,822         856,833
Hazelwood        MO           157,117         738,257         895,374
Jackson          MO           210,199         466,860         677,059
Mt. Vernon       MO           160,000         282,519         442,519
Nevada           MO           222,552         494,296         716,848
Ozark            MO           140,000         292,414         432,414
Sedalia          MO           269,798         599,232         869,030
St. Charles      MO           175,413         819,790         995,203
St. Charles      MO           695,121       1,001,878       1,696,999
St. Joseph       MO           107,648         496,958         604,606
Sullivan         MO            85,500         396,400         481,900
Clinton          MS           100,000         337,371         437,371
Southaven        MS           263,900         582,303         846,203
Fayetteville     NC           116,240         538,919         655,159
Wilkesboro       NC           183,050         406,562         589,612
Omaha            NE           629,592       1,051,244       1,680,836
Amherst          NY           935,355         896,819       1,832,174
Fulton           NY           294,009         653,006         947,015
Watertown        NY           139,199         645,355         784,554
Akron            OH           723,347              17         723,364
Ashland          OH           120,740         559,801         680,541
Celina           OH           207,060         459,841         666,901
Lebanon          OH           210,134         466,717         676,851
Stow             OH           317,546         712,455       1,030,001
Troy             OH           130,540         605,238         735,778
Wash. Courthouse OH           123,120         570,836         693,956
Wilmington       OH           119,320         553,217         672,537
Broken Arrow     OK           245,000         368,901         613,901
Norman           OK           734,335               0         734,335
Oklahoma City    OK           759,826               0         759,826
Owasso           OK           247,450         549,597         797,047

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Restaurants (continued)
-----------------------
Sturgis          MI     171,570                 07/31/87        300
Albert Lea       MN     251,059                 12/31/87        300
Red Wing         MN     319,162                 12/05/86        300
Roseville        MN     298,960                 12/19/86        300
Belton           MO     289,734                 12/31/86        300
Blue Springs     MO     194,315                 12/28/87        300
Carthage         MO     184,529                 12/30/87        300
Chillicothe      MO     255,830                 12/18/84        300
Fulton           MO     214,444                 08/17/87        300
Hannibal         MO     180,101                 08/17/87        300
Hazelwood        MO     197,719                 12/01/87        300
Jackson          MO     104,300    06/30/95     03/17/95        300
Mt. Vernon       MO     192,582                 12/01/87        300
Nevada           MO     204,521                 07/31/87        300
Ozark            MO     226,205                 12/28/87        300
Sedalia          MO     241,118                 12/17/85        300
St. Charles      MO     262,305                 11/25/85        300
St. Charles      MO     266,775                 12/18/84        300
St. Joseph       MO     234,598                 08/01/84        300
Sullivan         MO     307,948                 12/30/86        300
Clinton          MS     287,030                 10/08/85        300
Southaven        MS     350,740                 03/20/86        300
Fayetteville     NC     248,661                 12/18/85        300
Wilkesboro       NC     250,043                 12/10/85        300
Omaha            NE     326,899                 01/24/84        180
Amherst          NY     199,842                 07/30/87        300
Fulton           NY     344,884                 09/06/85        300
Watertown        NY     279,746                 08/01/84        300
Akron            OH     256,662                 12/29/87        300
Ashland          OH     284,991                 08/04/83        180
Celina           OH     253,087                 09/03/87        300
Lebanon          OH     236,830                 12/16/87        300
Stow             OH     223,845                 08/27/87        300
Troy             OH     225,299                 07/16/87        300
Wash. Courthouse OH     151,656                 12/17/87        300
Wilmington       OH     156,723                 12/23/87        300
Broken Arrow     OK     161,535                 12/17/87        300
Norman           OK     168,724                 12/01/87        300
Oklahoma City    OK     256,731                 12/28/84        300
Owasso           OK     170,154                 12/01/87        300

                                                      Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------      ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Restaurants (continued)
-----------------------
Ponca City       OK      234,990      521,923           None     None
Corvallis        OR      172,788      383,766           None     None
Hermiston        OR       85,560      396,675           None     None
Lake Oswego      OR      175,899      815,509           None     None
Milwaukie        OR      179,174      830,689           None     None
Salem            OR      198,540      440,964           None     None
Connellsville    PA      264,670      587,843           None     None
Waynesburg       PA      222,285      493,704           None     None
Pierre           SD      251,790      559,232           None     None
Memphis          TN      405,274    1,060,680           None     None
Nashville        TN      484,975    1,192,627          20,000   31,098
Athens           TX      245,245      544,700           None     None
Bedford          TX      919,303       98,231           None     None
Beeville         TX      250,490      556,349           None     None
Brownwood        TX      288,225      640,160           None     None
Crockett         TX       90,780      420,880           None     None
Dallas           TX      242,025      479,170           None     None
Dallas           TX      742,507            0           None     None
El Campo         TX       98,060      454,631           None     None
Ennis            TX      173,250      384,793           None     None
Fort Worth       TX      223,195      492,067           None     None
Ft. Worth        TX      423,281      382,059           None     None
Gainesville      TX       89,220      413,644           None     None
Hillsboro        TX       75,992      352,316           None     None
Houston          TX      194,994      386,056           None     None
Houston          TX      184,175      364,636           None     None
Killeen          TX      262,500      583,014           None    14,398
League City      TX      126,822      588,000           None     None
Lufkin           TX      105,904      490,998           None     None
Mesquite         TX      134,940      625,612           None     None
Mesquite         TX      729,596      120,820           None     None
Mexia            TX       93,620      434,046           None     None
New Braunfels    TX      185,500      411,997           None     None
Orange           TX       93,560      433,768           None     None
Plainview        TX      125,000      350,767           None     None
Port Lavaca      TX      244,759      543,619           None     None
Porter           TX      227,067      333,031           None     None
Rowlett          TX      126,933      585,986           None     None
Sealy            TX      197,871      391,754           None     None
Stafford         TX      214,024      423,732           None     None

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Restaurants (continued)
-----------------------
Ponca City       OK           234,990         521,923         756,913
Corvallis        OR           172,788         383,766         556,554
Hermiston        OR            85,560         396,675         482,235
Lake Oswego      OR           175,899         815,509         991,408
Milwaukie        OR           179,174         830,689       1,009,863
Salem            OR           198,540         440,964         639,504
Connellsville    PA           264,670         587,843         852,513
Waynesburg       PA           222,285         493,704         715,989
Pierre           SD           251,790         559,232         811,022
Memphis          TN           405,274       1,060,680       1,465,954
Nashville        TN           484,975       1,243,725       1,728,700
Athens           TX           245,245         544,700         789,945
Bedford          TX           919,303          98,231       1,017,534
Beeville         TX           250,490         556,349         806,839
Brownwood        TX           288,225         640,160         928,385
Crockett         TX            90,780         420,880         511,660
Dallas           TX           242,025         479,170         721,195
Dallas           TX           742,507               0         742,507
El Campo         TX            98,060         454,631         552,691
Ennis            TX           173,250         384,793         558,043
Fort Worth       TX           223,195         492,067         715,262
Ft. Worth        TX           423,281         382,059         805,340
Gainesville      TX            89,220         413,644         502,864
Hillsboro        TX            75,992         352,316         428,308
Houston          TX           194,994         386,056         581,050
Houston          TX           184,175         364,636         548,811
Killeen          TX           262,500         597,412         859,912
League City      TX           126,822         588,000         714,822
Lufkin           TX           105,904         490,998         596,902
Mesquite         TX           134,940         625,612         760,552
Mesquite         TX           729,596         120,820         850,416
Mexia            TX            93,620         434,046         527,666
New Braunfels    TX           185,500         411,997         597,497
Orange           TX            93,560         433,768         527,328
Plainview        TX           125,000         350,767         475,767
Port Lavaca      TX           244,759         543,619         788,378
Porter           TX           227,067         333,031         560,098
Rowlett          TX           126,933         585,986         712,919
Sealy            TX           197,871         391,754         589,625
Stafford         TX           214,024         423,732         637,756

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Restaurants (continued)
-----------------------
Ponca City       OK     311,184                 12/31/85        300
Corvallis        OR     481,225                 04/03/81        180
Hermiston        OR     445,521                 03/12/81        180
Lake Oswego      OR     249,357                 12/29/89        300
Milwaukie        OR     615,237                 11/18/85        300
Salem            OR     528,895                 08/15/86        300
Connellsville    PA     180,067                 12/31/86        300
Waynesburg       PA     128,132                 03/12/90        300
Pierre           SD     397,527                 03/06/86        300
Memphis          TN     477,195                 08/28/85        300
Nashville        TN     377,774                 09/30/86        300
Athens           TX     263,602                 03/10/87        300
Bedford          TX     372,803                 09/30/86        300
Beeville         TX       1,750                 11/20/97        300
Brownwood        TX       1,400                 11/20/97        300
Crockett         TX       1,450                 11/20/97        300
Dallas           TX         608                 12/12/97        300
Dallas           TX     284,518                 01/17/86        300
El Campo         TX      51,085                 06/23/75        300
Ennis            TX     252,833                 12/20/85        300
Fort Worth       TX     259,682                 02/03/88        300
Ft. Worth        TX     135,277                 04/20/89        300
Gainesville      TX     135,546                 12/22/87        300
Hillsboro        TX     122,171                 12/22/87        300
Houston          TX     129,890                 12/22/87        300
Houston          TX     129,334                 11/14/89        300
Killeen          TX     143,958                 05/17/88        300
League City      TX     108,748                 10/07/88        300
Lufkin           TX     147,729                 03/25/88        300
Mesquite         TX      51,480                 03/30/88        300
Mesquite         TX     122,063                 01/07/87        300
Mexia            TX     134,486                 12/21/89        300
New Braunfels    TX     258,498                 12/03/86        300
Orange           TX     149,458                 07/24/87        300
Plainview        TX     135,683                 12/22/87        300
Port Lavaca      TX     132,227                 05/23/89        300
Porter           TX     219,619                 05/29/87        300
Rowlett          TX     156,098                 03/26/87        300
Sealy            TX     119,484                 10/29/87        300
Stafford         TX     113,449                 06/25/91        300

                                                      Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------      ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Restaurants (continued)
-----------------------
Temple           TX      302,505      291,414           None     None
Vidor            TX       90,618      420,124           None     None
Waxahachie       TX      326,935      726,137           None     None
Cedar City       UT      130,000      296,544           None     None
Orem             UT      516,129    1,004,608           None     None
Sandy            UT      635,945      884,792           None     None
Norfolk          VA      251,207      575,250           None    12,983
Virginia Beach   VA      314,790      699,161           None     None
Auburn           WA      301,595      669,852           None     None
Marysville       WA      276,273      613,613           None     None
Oak Harbor       WA      275,940      612,874           None     None
Redmond          WA      610,334    1,262,103           None     None
Tacoma           WA      198,857      921,947           None     None
Tacoma           WA      255,000      718,614           None     None
Grafton          WI      149,778      332,664           None     None
Monroe           WI      193,130      428,947           None     None
Portage          WI      199,605      443,328           None     None
Shawano          WI      205,730      456,932           None     None
Sturgeon Bay     WI      214,865      477,221           None     None
Oak Hill         WV       85,860      398,069           None     None
Laramie          WY      210,000      466,417           None     None
Riverton         WY      216,685      481,267           None     None
Sheridan         WY      117,160      543,184           None     None

Shoe Stores
-----------
Houston          TX    1,096,376    2,300,622           None     None

Video Rental
------------
Birmingham       AL      392,795      864,933           None     None
Tampa            FL      401,874      933,678           None     None
Brunswick        GA      290,369      788,633           None     None
Norcross         GA      431,284      723,347           None     None
Topeka           KS      285,802      966,207           None     None
Forest Park      OH      328,187      921,232           None     None
Franklin         OH      337,572      774,654           None     None
Tulsa            OK      318,441    1,004,399           None     None
Columbia         TN      466,469      716,358           None     None
Hendersonville   TN      333,677      938,517           None     None

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Restaurants (continued)
-----------------------
Temple           TX           302,505         291,414         593,919
Vidor            TX            90,618         420,124         510,742
Waxahachie       TX           326,935         726,137       1,053,072
Cedar City       UT           130,000         296,544         426,544
Orem             UT           516,129       1,004,608       1,520,737
Sandy            UT           635,945         884,792       1,520,737
Norfolk          VA           251,207         588,233         839,440
Virginia Beach   VA           314,790         699,161       1,013,951
Auburn           WA           301,595         669,852         971,447
Marysville       WA           276,273         613,613         889,886
Oak Harbor       WA           275,940         612,874         888,814
Redmond          WA           610,334       1,262,103       1,872,437
Tacoma           WA           198,857         921,947       1,120,804
Tacoma           WA           255,000         718,614         973,614
Grafton          WI           149,778         332,664         482,442
Monroe           WI           193,130         428,947         622,077
Portage          WI           199,605         443,328         642,933
Shawano          WI           205,730         456,932         662,662
Sturgeon Bay     WI           214,865         477,221         692,086
Oak Hill         WV            85,860         398,069         483,929
Laramie          WY           210,000         466,417         676,417
Riverton         WY           216,685         481,267         697,952
Sheridan         WY           117,160         543,184         660,344

Shoe Stores
-----------
Houston          TX         1,096,376       2,300,622       3,396,998

Video Rental
------------
Birmingham       AL           392,795         864,933       1,257,728
Tampa            FL           401,874         933,678       1,335,552
Brunswick        GA           290,369         788,633       1,079,002
Norcross         GA           431,284         723,347       1,154,631
Topeka           KS           285,802         966,207       1,252,009
Forest Park      OH           328,187         921,232       1,249,419
Franklin         OH           337,572         774,654       1,112,226
Tulsa            OK           318,441       1,004,399       1,322,840
Columbia         TN           466,469         716,358       1,182,827
Hendersonville   TN           333,677         938,517       1,272,194

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Restaurants (continued)
-----------------------
Temple           TX     125,561                 06/26/91        300
Vidor            TX      43,937                 02/10/95        300
Waxahachie       TX      91,403                 06/25/91        300
Cedar City       UT      86,332                 06/25/91        300
Orem             UT      38,299                 02/09/95        300
Sandy            UT      92,753                 06/25/91        300
Norfolk          VA     100,324                 06/26/91        300
Virginia Beach   VA      33,513                 02/09/95        300
Auburn           WA     200,621                 11/27/85        300
Marysville       WA     170,562                 09/25/78        300
Oak Harbor       WA      56,384                 11/08/72        234
Redmond          WA     183,910                 04/15/77        300
Tacoma           WA     159,237                 12/09/76        300
Tacoma           WA   1,058,040                 12/08/83        180
Grafton          WI     382,974                 12/13/85        300
Monroe           WI     408,136                 09/13/85        300
Portage          WI     292,092                 07/07/86        300
Shawano          WI     355,208                 03/18/86        300
Sturgeon Bay     WI     352,495                 04/28/86        300
Oak Hill         WV     247,052                 08/08/86        300
Laramie          WY     348,593                 08/18/86        300
Riverton         WY     136,047                 12/28/87        300
Sheridan         WY     211,231                 10/15/87        300

Shoe Stores
-----------
Houston          TX      26,745                 09/05/97        300

Video Rental
------------
Birmingham       AL      10,029                 09/30/97        300
Tampa            FL       1,547                 12/23/97        300
Brunswick        GA       1,306                 12/31/97        300
Norcross         GA       5,973                 10/01/97        300
Topeka           KS       1,604                 12/19/97        300
Forest Park      OH       4,580                 11/14/97        300
Franklin         OH       1,286                 12/30/97        300
Tulsa            OK      11,660                 09/26/97        300
Columbia         TN       8,306                 09/26/97        300
Hendersonville   TN       1,557                 12/10/97        300

                                                      Cost Capitalized
                                                         Subsequent
                        Initial Cost to Company       to Acquisition
                        -----------------------      ----------------
                                    Buildings,
                                   Improvements
                                        and
Description                         Acquisition               Carrying
  (Note 1)               Land          Fees        Improvements  Costs
-------------------    ---------    -----------    ------------  -----
Video Rental (continued)
------------------------
Jackson          TN      381,076      857,261           None     None
Murfreesboro     TN      406,056      885,984           None     None
Smyrna           TN      302,372      836,180           None     None
Austin           TX      407,910      885,003           None     None
Beaumont         TX      293,919      832,019           None     None
Lubbock          TX      266,805      857,312           None     None
Woodway          TX      372,487      835,198           None     None
Hampton          VA      373,481      835,978           None     None

Other Properties
----------------
Mesa             AZ      271,754    1,259,910          27,961    None
Phoenix          AZ      322,708    1,496,143         197,440   10,462
Chino            CA       53,271      102,748           None     None
Escondido        CA      332,500      904,690         164,176   61,140
Fresno           CA      428,900    3,434,562           None     None
Paramount        CA       86,400      278,827           None     None
San Diego        CA    3,745,000    8,885,351           None     None
San Diego        CA    2,485,160    8,697,822           None     None
San Diego        CA    5,797,411   15,473,497           None     None
Humble           TX      106,000      545,518           None     None
Chesapeake       VA      144,014      649,869           None    11,754
Other                      None       398,370           None    28,079
                     -----------  -----------         -------  -------
                     214,342,224  484,634,653         491,277  329,292
                     ===========  ===========         =======  =======










See accompanying Independent Auditors' Report

                   Gross Amount at Which Carried
                at Close of Period (Notes 2, 3 and 5)

                                          Buildings,
                                         Improvements
                                             and
Description                              Acquisition
  (Note 1)                    Land           Fees           Total
-------------------       ------------   ------------    ------------
Video Rental (continued)
------------------------
Jackson          TN           381,076         857,261       1,238,337
Murfreesboro     TN           406,056         885,984       1,292,040
Smyrna           TN           302,372         836,180       1,138,552
Austin           TX           407,910         885,003       1,292,913
Beaumont         TX           293,919         832,019       1,125,938
Lubbock          TX           266,805         857,312       1,124,117
Woodway          TX           372,487         835,198       1,207,685
Hampton          VA           373,481         835,978       1,209,459

Other Properties
----------------
Mesa             AZ           271,754       1,287,871       1,559,625
Phoenix          AZ           322,708       1,704,045       2,026,753
Chino            CA            53,271         102,748         156,019
Escondido        CA           332,500       1,130,006       1,462,506
Fresno           CA           428,900       3,434,562       3,863,462
Paramount        CA            86,400         278,827         365,227
San Diego        CA         3,745,000       8,885,351      12,630,351
San Diego        CA         2,485,160       8,697,822      11,182,982
San Diego        CA         5,797,411      15,473,497      21,270,908
Humble           TX           106,000         545,518         651,518
Chesapeake       VA           144,014         661,623         805,637
Other                            None         426,449         426,449
                          ------------    ------------   ------------
                          214,342,224     485,455,222     699,797,446
                          ============    ============   ============

                                                            Life on
                                                             which
                                                            in latest
                                                             Income
                     Accumulated                            Statement
Description          Depreciation   Date of       Date     is Computed
  (Note 1)             (Note 4)   Construction  Acquired   (in Months)
-------------------  ------------ ------------  --------   -----------
Video Rental (continued)
------------------------
Jackson          TN       9,948                 09/26/97        300
Murfreesboro     TN      10,283                 09/26/97        300
Smyrna           TN       9,701                 09/02/97        300
Austin           TX       1,466                 12/01/97        300
Beaumont         TX       9,659                 09/05/97        300
Lubbock          TX      12,792                 08/29/97        300
Woodway          TX       1,385                 12/16/97        300
Hampton          VA       1,385                 12/19/97        300

Other Properties
----------------
Mesa             AZ     695,875                 06/30/86        300
Phoenix          AZ     840,900                 06/30/86        300
Chino            CA     101,811                 01/07/75        300
Escondido        CA     406,731                 01/11/84        300
Fresno           CA   3,434,562                 10/29/82        180
Paramount        CA     262,994                 11/22/83        180
San Diego        CA   4,807,435                 03/25/86        300
San Diego        CA   3,204,038                 09/19/86        300
San Diego        CA   5,269,070                 08/05/87        300
Humble           TX     408,806                 03/25/86        300
Chesapeake       VA     353,714                 12/22/86        300
Other                   274,364
                    -----------
                    152,206,136
                    ===========

               REALTY INCOME CORPORATION AND SUBSIDIARIES
         SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

Note 1. Eight hundred twenty three of the properties are single unit retail outlets. The Trade Center, Silverton Business Center and
Empire Business Center properties are multi-tenant commercial properties.

                All properties were acquired on an all cash basis except one; no encumbrances were outstanding for the periods presented.

Note 2. The aggregate cost for federal income tax purposes is $636,613,875.

Note 3. Reconciliation of total real estate carrying value for the three years ended December 31, 1997 are as follows:

                                     1997        1996         1995
                                 -----------  -----------  -----------
Balance at Beginning of Period   564,539,993  515,425,548  450,703,481

Additions During Period:
  Acquisitions                   142,286,618   55,667,447   65,392,559
  Equipment                                0       58,000            0
  Improvements, Etc.                  16,683       37,303      447,720
  Other (Leasing Costs)               36,266            0       50,126
                                 -----------   ----------   ----------
  Total Additions                142,339,567   55,762,750   65,890,405
                                 -----------   ----------   ----------
Deductions During Period:
  Cost of Real Estate Sold         6,917,114    6,054,238    1,162,098
  Cost of Equipment Sold                   0            0            0
  Other (Fully Amortized Commissions)      0       15,067        6,240
  Other (Provision
    for Impairment Losses)           165,000      579,000            0
                                 -----------   ----------   ----------
  Total Deductions                 7,082,114    6,648,305    1,168,338
                                 -----------   ----------   ----------
Balance at Close of Period       699,797,446  564,539,993  515,425,548
                                 ===========   ==========   ==========

Note 4. Reconciliation of accumulated depreciation for the three years ended December 31, 1997 are as follows:

Balance at Beginning of Period   138,307,408  126,062,055  112,168,982

Additions During Period -
  Provision for Depreciation      17,465,979   15,364,936   14,462,491

Deductions During Period:
  Accumulated Depreciation of
    Real Estate Sold               3,567,251    3,104,516      563,178
  Other (Fully Amortized Commissions)      0       15,067        6,240
                                 -----------  -----------  -----------
Balance at Close of Period       152,206,136  138,307,408  126,062,055
                                 ===========  ===========  ===========

Note 5. In 1997, a provision for impairment loss was made on two vacant properties in Riverside, CA and Irving, TX and a Golden Corral in McMinnville, OR which was sold in 1997. In 1996, a provision for impairment loss was made on the Automall in Phoenix, AZ; the Automall in Glendale, AZ; the Stone Meadow Center in Spring, TX and the Long John Silvers in Lexington, SC.


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


PART III
========

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information set forth under the captions Director Nominees and Officers Of The Company and Compaliance With Federal Securities
Laws in the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 5, 1998, to be filed pursuant to Regulation 14A.


ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

The information set forth under the caption Executive Compensation in the definitive proxy statement for the Annual Meeting of Shareholders presently scheduled to be held on May 5, 1998, to be filed pursuant to Regulation 14A.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

The information set forth under the caption Security Ownership Of
Certain Beneficial Owners And Management in the definitive proxy

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (continued)
-------------------------------------------------------------
statement for the Annual Meeting of Shareholders presently scheduled to be held on May 5, 1998, to be filed pursuant to Regulation 14A.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Not applicable.


PART IV
=======

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
----------------------------------------------------------------

A.  The following documents are filed as part of this report.

    1.  Financial Statements (see Item 8)

        a.   Independent Auditors' Report

        b.   Consolidated Balance Sheets,
               December 31, 1997 and 1996

        c.   Consolidated Statements of Income,
               Years ended December 31, 1997, 1996 and 1995

        d.   Consolidated Statements of
               Stockholders' Equity,
               Years ended December 31, 1997, 1996 and 1995

        e.   Consolidated Statements of Cash Flows,
               Years ended December 31, 1997, 1996 and 1995

        f.   Notes to Consolidated Financial Statements

        g.   Consolidated Quarterly Financial Data
               (unaudited) for 1997 and 1996

    2.  Financial Statement Schedule (see Item 8)

        Schedule III - Real Estate and Accumulated Depreciation

        Schedules not Filed: All schedules, other than those indicated in the Table of Contents, have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

    3.  Exhibits

        2.1 Agreement and Plan of Merger dated as of May 15, 1997 between Realty Income Corporation, a Delaware corporation, and Realty Income Maryland, Inc., a Maryland corporation (incorporated by reference to the Company's Form 8-B12B dated July 29, 1997
             ("Form 8-B") and incorporated herein by reference)

        3.1 Articles of Incorporation of the Company (filed) as Appendix B to the Company's Proxy Statement dated March 28, 1997 ("1997 Proxy Statement") and incorporated herein by reference)

        3.2  Bylaws of the Company (filed as Appendix C to the
             Company's 1997 Proxy Statement and incorporated herein by reference)

        4.1  Pricing Committee Resolutions and Form of 7.75%
             Notes due 2007 (filed as Exhibit 4.2 to the Company's Form 8-K dated May 5, 1997 and incorporated herein by reference)

        4.2 Indenture dated as of May 6, 1997 between the Company and The Bank of New York (filed as Exhibit 4.1 to the Company's Form 8-K dated May 5, 1997 and incorporated herein by reference)

        4.3 First Supplemental Indenture dated as of May 28, 1997, between the Company and The Bank of New York (filed as
             Exhibit 4.3 to the Company's Form 8-B and incorporated herein by reference)

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

       10.4  Third Amendment to the Revolving Credit
             Agreement(filed as Exhibit 10.4 to the
             Company's Form 10-K dated December 31, 1996 and incorporated herein by reference)

       10.5  Fourth Amendment to the Revolving Credit
             Agreement(filed as Exhibit 10.5 to the
             Company's Form 10-Q dated March 31, 1997 and incorporated herein by reference)

       10.6 Amended and Restated Revolving Credit Agreement, dated as of November 29, 1994 and restated as of December 30, 1997, filed herein

       10.7  1994 Stock Option and Incentive Plan (filed as Exhibit
             4.1 to the Company's Registration Statement on Form S-8 (registration number 33-95708) and incorporated herein by reference)

       10.8 First Amendment to the 1994 Stock Option and Incentive Plan, dated June 12, 1997 (filed as Exhibit 10.9 to the Company's Form 8-B and incorporated herein by reference)

       10.9 Second Amendment to the 1994 Stock Option and Incentive Plan, dated December 16, 1997, filed herein

      10.10  Management Incentive Plan, filed herein

      10.11  Form of Nonqualified Stock Option Agreement for
             Independent Directors, filed herein

      10.12 Form of Indemnification Agreement entered into between the Company and the executive officers of the Company (filed as Exhibit 10.1 to the Company's Form 8-K dated November 21, 1997 and incorporated herein by reference)

      10.13 Form of Indemnification Agreement entered into between the Company and each director on the board of directors of the Company (filed as Exhibit 10.2 to the Company's Form 8-K dated November 21, 1997 and incorporated herein by reference)

      10.14 Form of Employment Agreement between the Company and its Executive Officers (incorporated by reference to the Company's Form 8-B12B dated July 29, 1997 and incorporated herein by reference)

       21.1 Subsidiaries of the Company as of January 1, 1998, filed herein

       24.1  Consent of KPMG Peat Marwick LLP, filed herein

       27 Financial Data Schedule (electronically filed with the Securities and Exchange Commission only)

B. Two reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report.

A report on Form 8-K was dated and filed on October 15, 1997 reporting the issuance of 2,700,000 shares of common stock at a price of $27.00 per share on October 15, 1997.

A report on Form 8-K was dated and filed on November 21, 1997 reporting; (i) an indemnification agreement between the Registrant and each executive officer of the Registrant and (ii) an indemnification agreement between the Registrant and each director of the board of directors of the Registrant.

A report on Form 8-K filed on February 24, 1998 reporting the issuance of 751,174 shares of common stock on February 23, 1998.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION



By:   /s/THOMAS A. LEWIS
      ------------------------------------
      Thomas A. Lewis
      Vice Chairman of the Board of Directors and
      Chief Executive Officer

Date: March 20, 1998



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/WILLIAM E. CLARK
      ------------------------------------
      William E. Clark
      Chairman of the Board of Directors

Date: March 20, 1998



By:   /s/THOMAS A. LEWIS
      ------------------------------------
      Thomas A. Lewis
      Vice Chairman of the Board of Directors and
      Chief Executive Officer
      (Principal Executive Officer)

Date: March 20, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/DONALD R. CAMERON
      ------------------------------------
      Donald R. Cameron
      Director

Date: March 13, 1998



By:   /s/ROGER P. KUPPINGER
      ------------------------------------
      Roger P. Kuppinger
      Director

Date: March 17, 1998



By:   /s/MICHAEL D. MCKEE
      ------------------------------------
      Michael D. McKee
      Director

Date: March 12, 1998



By:   /s/WILLARD H. SMITH JR
      ------------------------------------
      Willard H. Smith Jr
      Director

Date: March 20, 1998



By:   /s/RICHARD J. VANDERHOFF
      ------------------------------------
      Richard J. VanDerhoff
      Director, President and Chief Operating Officer

Date: March 20, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/GARY MALINO
      ------------------------------------
      Gary Malino
      Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 20, 1998


By:   /s/GREGORY J. FAHEY
      ------------------------------------
      Gregory J. Fahey
      Associate Vice President, Controller

Date: March 20, 1998


                          EXHIBIT INDEX
                          =============

                                                      Each Exhibit has
                                                         Sequentially
Exhibit No.     Description                             Numbered Pages
-----------     -----------                           ----------------

10.6            Amended and Restated Revolving Credit
                Agreement dated as of November 29, 1994
                and restated as of December 30, 1997

10.9 Second Amendment to the 1994 Stock Option and Incentive Plan, dated December 16, 1997

10.10           Form of Management Incentive Plan

10.11 Form of Nonqualified Stock Option Agreement for Independent Directors

21.1            Subsidiaries of the Company as of
                January 1, 1998

24.1            Consent of KPMG Peat Marwick LLP

27              Financial Data Schedule