Form 10-Q
period 1998-03-31
REALTY INCOME CORP
filed 1998-05-13
CIK 726728

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                            FORM 10-Q
                            =========

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended MARCH 31, 1998, or
                                       ==================

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

                       YES [X]     NO [ ]

There were 26,836,564 shares of common stock outstanding as of May 13, 1998.

                    REALTY INCOME CORPORATION

                            Form 10-Q
                          March 31, 1998

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
         Notes to Consolidated Financial Statements......... 8-10

Item 2:  Management's Discussion and Analysis Of
         Financial Condition and Results Of Operations......10-25


PART II. OTHER INFORMATION
==========================

Item 6:  Exhibits and Reports on Form 8-K...................25-26

SIGNATURE...................................................   26

EXHIBIT INDEX...............................................   26



PART I.  FINANCIAL INFORMATION
==============================

ITEM 1.  FINANCIAL STATEMENTS

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
               March 31, 1998 and December 31, 1997
          (dollars in thousands, except per share data)

                                           1998          1997
                                       (Unaudited)
                                       ===========     =========
ASSETS
Real estate, at cost:
  Land                                   $ 232,496     $ 214,342
  Buildings and improvements               516,582       485,455
                                         ---------     ---------
                                           749,078       699,797
  Less - accumulated depreciation
    and amortization                      (156,182)     (152,206)
                                         ---------     ---------
    Net real estate                        592,896       547,591

Cash and cash equivalents                    1,713         2,123
Accounts receivable                          1,771         2,888
Due from affiliates                            333           348
Other assets                                 3,259         3,170
Goodwill, net                               20,669        20,901
                                         ---------     ---------
    TOTAL ASSETS                         $ 620,641     $ 577,021
                                         =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                    $   4,361     $   4,112
Accounts payable and accrued expenses        4,133         2,180
Other liabilities                            4,810         4,814
Lines of credit payable                     38,000        22,600
Notes payable                              110,000       110,000
                                         ---------     ---------
    TOTAL LIABILITIES                      161,304       143,706
                                         ---------     ---------



Continued on next page

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
              March 31, 1998 and December 31, 1997
          (dollars in thousands, except per share data)

                                           1998          1997
                                       (Unaudited)
                                       ===========     =========
Stockholders' equity
Preferred stock, par value
  $1.00 per share, 20,000,000 shares
  authorized, no shares issued
  or outstanding                                --            --
Common stock, par value $1.00 per
  share, 100,000,000 shares
  authorized, 26,836,564 and 25,698,464
  shares issued and outstanding in
  1998 and 1997, respectively               26,837        25,698
Paid in capital in excess of par value     610,119       582,450
Accumulated distributions
  in excess of net income                 (177,619)     (174,833)
                                         ---------     ---------
    TOTAL STOCKHOLDERS' EQUITY             459,337       433,315
                                         ---------     ---------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY               $ 620,641     $ 577,021
                                         =========     =========















   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements Of Income
                =================================
       For the three months ended March 31, 1998 and 1997
          (dollars in thousands, except per share data)
                           (Unaudited)


                                             1998         1997
                                         ==========   ==========
REVENUE
Rental                                   $   19,168   $   15,449
Interest and other                               54           31
                                         ----------   ----------
                                             19,222       15,480
                                         ----------   ----------
EXPENSES
Depreciation and amortization                 5,084        4,464
General and administrative                    1,465        1,253
Property                                        473          491
Interest                                      2,491        1,312
                                         ----------   ----------
                                              9,513        7,520
                                         ----------   ----------
Income from operations                        9,709        7,960
Gain on sales of properties                     215          225
                                         ----------   ----------
NET INCOME                               $    9,924   $    8,185
                                         ==========   ==========

Basic and diluted net income per share   $     0.38   $     0.36
                                         ==========   ==========













   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
       For the three months ended March 31, 1998 and 1997
                     (dollars in thousands)
                           (Unaudited)

                                            1998          1997
                                         =========     =========
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                               $   9,924     $   8,185
Adjustments to net income:
  Depreciation and amortization              5,084         4,464
  Gain on sales of properties                 (215)         (225)
  Change in assets and liabilities:
    Accounts receivable and
      other assets                           1,280           657
    Accounts payable, accrued
      expenses and other liabilities         2,186        (2,053)
                                         ---------     ---------
    Net cash provided by
      operating activities                  18,259        11,028
                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of properties            1,948         1,339
Acquisition of and additions
  to properties                            (52,061)      (17,933)
                                         ---------     ---------
    Net cash used in
      investing activities                 (50,113)      (16,594)
                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of distributions                  (12,462)      (10,861)
Proceeds from line of credit                54,700        18,200
Payment of lines of credit                 (39,300)           --
Proceeds from stock offerings,
  net offering costs of $64                 28,437            --
Proceeds from stock options exercised           69            --
                                         ---------     ---------
    Net cash provided by
      financing activities                  31,444         7,339
                                         ---------     ---------


Continued on next page

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
       For the three months ended March 31, 1998 and 1997
                     (dollars in thousands)
                           (Unaudited)

                                            1998          1997
                                         =========     =========
Net increase (decrease) in
  cash and cash equivalents                   (410)        1,773
Cash and cash equivalents,
  beginning of period                        2,123         1,559
                                         ---------     ---------
Cash and cash equivalents,
  end of period                          $   1,713     $   3,332
                                         =========     =========

Interest paid during the first three months of 1998 and 1997 was $92,000 and $1.2 million, respectively.























   The accompanying notes to consolidated financial statements are an integral part of these statements.

              REALTY INCOME CORPORATION AND SUBSIDIARIES
              Notes To Consolidated Financial Statements
              ==========================================
                            March 31, 1998
                             (Unaudited)

1.  Management Statement and General

The financial statements of Realty Income Corporation ("Realty Income" or the "Company") were prepared from the books and records of the Company without audit and in the opinion of management include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to the audited financial statements of the Company for the year ended December 31, 1997, which are included in the Company's 1997 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.  Property Acquisitions

During the first quarter of 1998, the Company acquired 22 retail properties in 16 states for $50.1 million (excluding the estimated unfunded development costs of $5.1 million on properties under construction at March 31, 1998). During the first quarter of 1998, the Company also invested $1.7 million in 14 development properties acquired in 1997. The 22 properties acquired in the first quarter of 1998 are 100% leased under net leases, with an average initial lease term of 15.5 years. During the first quarter of 1997, the Company acquired 11 retail properties located in six states, investing $17.9 million.

3.  Credit Facility Available For Acquisitions

The Company has a $150 million, three year, revolving, unsecured acquisition credit facility that expires in December 2000. The credit facility is from The Bank of New York, as agent, and several U.S. and non-U.S. banks. In November 1997, the Company obtained a $10 million unsecured line of credit with The Bank of New York, which was repaid and canceled in January 1998. As of March 31, 1998 and
December 31, 1997, the outstanding balances on the credit facility and line of credit were $38.0 million and $22.6 million, respectively, with an effective interest rate of approximately 6.55% and 6.66%, respectively.

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

In the first quarter of 1998 and 1997, interest of $80,000 and $36,000 respectively, was capitalized on properties under construction.

4.  Common Stock Offerings

A. In March 1998, the Company issued 372,093 shares of common stock to a unit investment trust at a net price to the Company of $25.53125 per share. The net proceeds of $9.5 million were used to repay borrowings under the credit facility of $7.9 million and to acquire properties.

B. In February 1998, the Company issued 751,174 shares of common stock to a unit investment trust at a net price to the Company of $25.295 per share. The net proceeds of $19.0 million were used to repay borrowings under the credit facility.

5.  Distributions Paid And Payable

During the three months ended March 31, 1998, the Company paid three monthly distributions of $0.16 per share, totaling $0.48 per share. For the three months ended March 31, 1997, the Company paid three monthly distributions of $0.1575 per share, totaling $0.4725 per share. As of March 31, 1998, a distribution of $0.1625 per share was declared and paid on April 15, 1998.

6.  Gain on Sales of Properties

For the three months ended March 31, 1998, the Company sold three properties (one child care center, one multi-tenant location and one restaurant) for $1.9 million and recognized a gain of $215,000. For the three months ended March 31, 1997, the company sold four properties (two restaurants, one child care center and one multi-tenant location) for $1.3 million and recognized a gain of $225,000.

7.  Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per share is computed by dividing the amount of net income for the period by each share that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period.

The following is a reconciliation of the denominator of the basic net income per share computation to the denominator of the diluted net income per share computation, for the three months ended
March 31, 1998 and 1997 (net income was available to common shareholders for all periods presented):

                                             1998            1997
                                          ----------      ----------
Weighted average shares used for
   the basic net income computation       26,028,589      22,986,690
Incremental shares from the assumed
   conversion of stock options                 9,006           3,038
                                          ----------      ----------
Adjusted weighted average shares used
   for diluted net income computation     26,037,595      22,989,728
                                          ==========      ==========

8.  Subsequent Event

In May 1998, the Company entered into a treasury interest rate lock agreement to hedge against the possibility of rising interest rates applicable to an anticipated debt offering. Under the interest rate lock agreement, the Company receives or makes a payment based on the differential between a specified interest rate, 5.726%, and the actual 10-year treasury interest rate on a notional principal amount of $100 million, at the end of six months.

The Company has only limited involvement with a derivative financial instrument and does not use it for trading purposes. The derivative financial instrument is used to manage a well-defined interest rate risk.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this quarterly report, the words estimated, anticipated and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are inherently subject to risk and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. In particular, among the factors that could cause actual results to differ materially are the continued qualification as a real estate investment trust, general business and economic conditions, competition, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. For further description and detail of other factors please see "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on the From 10-K for the fiscal year ended December 31, 1997. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


GENERAL
-------

Realty Income Corporation, a Maryland corporation ("Realty Income" or the "Company") was organized to operate as an equity real estate investment trust ("REIT"). Realty Income is a fully integrated self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. As of March 31, 1998, the Company owned a diversified portfolio of 845 retail properties located in 43 states with over 6.6 million square feet of leasable space. Of the 845 properties in the portfolio, 839 are single-tenant properties with the remainder being multi-tenant properties. As of March 31, 1998, 835, or over 99%, of the 839 single-tenant properties were net leased with an average remaining lease term (excluding extension options) of approximately 8.4 years.

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

The Company's portfolio management focus includes: (i) contractual rent increases or existing leases; (ii) rental increases at the termination of existing leases when market conditions permit; and
(iii) the active management of the Company's property portfolio, including selective sales of properties. The Company generally pursues the acquisition of additional properties under long-term, net lease agreements with initial contractual base rent which, at the time of acquisition and as a percentage of acquisition costs, is in excess of the Company's estimated cost of capital.

Realty Income adheres to a focused strategy of acquiring freestanding, single-tenant, retail properties leased to regional and national retail chains under long-term, net lease agreements. The Company typically acquires retail store locations, which provides capital to the operators for continued expansion and other corporate purposes. Realty Income's acquisition and investment activities are concentrated in highly specific target markets and focus primarily on middle-market and upper-market retailers providing goods and services which satisfy basic consumer needs. The Company's net lease agreements generally are for initial terms of 10 to 20 years, require the tenant to pay a minimum monthly rent and property operating expenses (taxes, insurance and maintenance), and provide for future rent increases (typically subject to ceilings) based on increases in the consumer price index or additional rent calculated as a percentage of the tenant's gross sales above a specific level.

From 1970 through December 31, 1997, Realty Income has acquired and leased back to regional and national retail chains 797 properties (including 32 properties that have been sold) and has collected over 98% of the original contractual rent obligation on these properties.

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

Other Information

The Company's common stock is listed on the New York Stock Exchange under the symbol "O" and its central index key ("CIK") number is 726728.

The Company anticipates that the year 2000 date issue will not adversely affect its current software or computers and will not have a material impact on its consolidated financial position, results of operations, or liquidity.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash Reserves

Realty Income was organized for the purpose of operating as an equity REIT which acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. The Company intends to retain an appropriate amount of cash as working capital reserves. At March 31, 1998, the Company had cash and cash equivalents totaling $1.7 million.

Management believes that the Company's cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet its liquidity needs for the foreseeable future, except that the Company intends to utilize additional sources of capital to fund property acquisitions.

Capital Funding

Realty Income has a $150 million, three-year revolving, unsecured acquisition credit facility that expires in December 2000. The credit facility currently bears interest at 0.85% over the London Interbank Offered Rate ("LIBOR") and offers the Company other interest rate options. As of May 8, 1998, $106.1 million of borrowing capacity was available to the Company under the acquisition credit facility. At that time, the outstanding balance was $43.9 million with an effective interest rate of 6.54%. This credit facility has been and is expected to be used to acquire additional retail properties leased to national and regional retail chains under long term lease agreements. Any additional borrowings will increase the Company's exposure to interest rate risk.

Realty Income expects to meet its long-term capital needs for the acquisition of properties through the issuance of public or private debt or equity. In August 1997, the Company filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $300 million in value of common stock, preferred stock and/or debt securities. Approximately $101.4 million in value of common stock and debt securities has been issued under the universal shelf registration statement through May 8, 1998.

In May 1998, the Company entered into a treasury interest rate lock agreement to hedge against the possibility of rising interest rates applicable to an anticipated debt offering. Under the interest rate lock agreement, the Company receives or makes a payment based on the differential between a specified interest rate, 5.726%, and the actual 10-year treasury interest rate on a notional principal amount of $100 million, at the end of six months.

On March 30, 1998, Realty Income issued 372,093 shares of common stock at a net price to the Company of $25.53125 per share to a unit investment trust. The net proceeds were used to repay borrowings of $7.9 million under the acquisition credit facility and to acquire additional properties.

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

Property Acquisitions

During the first quarter of 1998, Realty Income acquired 22 retail properties located in 16 states for $50.1 million (excluding the estimated unfunded development costs of $5.1 million on properties under construction at March 31, 1998) and selectively sold three properties, increasing the number of properties in its portfolio by 2.3% to 845 from 826 at December 31, 1997. During the first quarter of 1998, the Company also invested $1.7 million in development properties acquired in 1997 and $14,000 in three existing properties in its portfolio. The 22 properties acquired will contain approximately 357,000 leasable square feet and are 100% leased under net leases, with an average initial lease term of 15.5 years. The weighted average annual unleveraged return on the cost of the 22 properties (including the estimated unfunded development cost of the properties under development) is estimated to be 10.6%, computed as estimated contractual net operating income (which in the case of a net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by total acquisition and estimated development costs. Since it is possible that a tenant could default on the payment of contractual rent, no assurance can be given that the actual return on the cost of the 22 properties acquired in 1998 will not differ from the foregoing percentage.

Of the properties acquired during first quarter of 1998, 14 were occupied as of May 8, 1998 and the remaining properties were pre-leased and under construction pursuant to contracts under which the tenant has agreed to develop the properties (with development costs funded by the Company) and to begin paying rent when the premises open for business. All of the properties acquired in 1998, including the properties under development, are leased with initial terms of 11 to 19 years.

Distributions

Cash distributions paid during the first quarter of 1998 and 1997 were $12.5 million and $10.9 million, respectively.

During the first three months of 1998, the Company paid three monthly distributions of $0.16 per share, totaling $0.48 per share. In
April 1998, the monthly distribution was increased to $0.1625 per share. In March and April 1998, the Company declared distributions of $0.1625 per share which were paid on April 15, 1998 and payable on May 18, 1998, respectively.


FUNDS FROM OPERATIONS ("FFO")
-----------------------------

FFO for the first quarter of 1998 increased by $2.34 million or 18.9% to $14.75 million versus $12.41 million during the first quarter of 1997.

The following is a reconciliation of net income to FFO, and information regarding distributions paid and diluted weighted average number of shares outstanding for the first quarter of 1998 and 1997 (dollars in thousands, except per share data):

                                            1998          1997
                                          --------      --------
Net income                            $     9,924   $     8,185
Plus depreciation and amortization          5,084         4,464
Less depreciation of furniture,
  fixtures and equipment and
  amortization of organization costs          (39)          (11)
Less gain on sales of properties             (215)         (225)
                                         --------      --------
Total Funds From Operations           $    14,754   $    12,413
                                         ========      ========

Cash Distributions Paid               $    12,462   $    10,861
FFO in excess of Distributions        $     2,292   $     1,552
Diluted weighted average
  number of shares outstanding         26,037,595    22,989,728

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

Realty Income defines FFO as net income before gain on sales of properties, plus depreciation and amortization. In accordance with the recommendations of the National Association of Real Estate Investment Trusts ("NAREIT"), amortization of deferred financing costs is not added back to net income to calculate FFO. Amortization of financing costs are included in interest expense in the consolidated statements of income.

FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows from operating, investing, and financing activities as a measure of liquidity or ability to make cash distributions or to pay debt service.


RESULTS OF OPERATIONS
---------------------

The following is a comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997

Rental revenue was $19.17 million for 1998 versus $15.45 million for 1997, an increase of 24.1% or $3.72 million. The increase in rental revenue was primarily due to the acquisition of 118 properties during 1997 and the first quarter of 1998 (the "New Properties"). The New Properties generated revenue of $3.69 million in 1998 compared to $129,000 in 1997, an increase of $3.56 million.

Of the 845 properties in the portfolio as of March 31, 1998, 839 are single-tenant properties with the remaining properties being multi-tenant properties. Of the 839 single-tenant properties, 835, or over 99%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.4 years. At March 31, 1998, 835 of the Company's 839 single tenant properties had leases which provide for increases in rents through: (i) base rent increases tied to a consumer price index with adjustment ceilings; (ii) overage rent based on a percentage of the tenants' gross sales or (iii) fixed increases. Some leases contain more than one of these clauses. Percentage rent, which is included in rental revenue, was $208,000 during 1998 and $293,000 in 1997.

Same store rents generated on 719 properties owned during all of both the first quarter of 1998 and 1997 increased by $124,000 or 0.8%, to $15.25 million from $15.13 million.

The following tables represent Realty Income's rental revenue by industry (dollars in thousands):

                          Annualized as         For the Quarter Ended
                         of April 1, 1998          March 31, 1998
                      ----------------------    ----------------------
                       Rental(1)  Percentage     Rental     Percentage
Industry               Revenue     of Total      Revenue     of Total
--------------------   -------    ----------     -------    ----------
Apparel Stores         $ 3,927         4.8%      $   515          2.7%
Automotive Parts         6,717         8.1         1,436          7.5
Automotive Service       6,667         8.1         1,501          7.8
Book Stores                450         0.5           113          0.6
Child Care              24,509        29.6         5,947         31.0
Consumer Electronics     4,432         5.4         1,172          6.1
Convenience Stores       4,470         5.4         1,110          5.8
Health and Fitness         408         0.5            --           --
Home Furnishings         5,704         6.9         1,295          6.8
Office Supplies          2,476         3.0           615          3.2
Pet Supplies               253         0.3            63          0.3
Private Education          923         1.1            40          0.2
Restaurants             13,576        16.4         3,369         17.6
Shoe Stores                529         0.6           115          0.6
Video Rental             2,813         3.4           641          3.3
Other                    4,881         5.9         1,236          6.5
--------------------   -------       ------      -------        ------
Totals                 $82,735       100.0%      $19,168        100.0%
====================   =======       ======      =======        ======

[FN]
(1) Annualized rental revenue is calculated by multiplying the monthly contracted base rent as of April 1, 1998 by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million. For properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

                        For the Quarter Ended
                            March 31, 1997
                        ---------------------
                         Rental    Percentage
Industry                Revenue    of Total
--------------------    -------    ----------
Apparel Stores          $    --          --%
Automotive Parts          1,560        10.1
Automotive Service          888         5.7
Book Stores                  32         0.2
Child Care                5,889        38.1
Consumer Electronics      1,044         6.8
Convenience Stores          786         5.1
Health and Fitness           --          --
Home Furnishings            642         4.2
Office Supplies              80         0.5
Pet Supplies                 --          --
Private Education            --          --
Restaurants               3,303        21.4
Shoe Stores                  --         --
Video Rental                 --         --
Other                     1,225         7.9
--------------------    -------       ------
Totals                  $15,449       100.0%
====================    =======       ======

At March 31, 1998, the Company had four properties that were not under lease as compared to eight at December 31, 1997. At March 31, 1998, 841, or over 99%, of the 845 properties in the portfolio were under lease agreements with third party tenants.

Interest and other revenue during the first quarter of 1998 and 1997 totaled $54,000 and $31,000, respectively, an increase of $23,000.

Depreciation and amortization was $5.1 million in the first quarter of 1998 versus $4.5 million in the comparable quarter of 1997. The increase of $620,000 in 1998 was primarily due to depreciation of the New Properties.

General and administrative expenses increased by $212,000 to $1.5 million in the first quarter of 1998 versus $1.3 million in 1997. The increase in general and administrative expenses was primarily due to an increase in property acquisition expenses and employee costs. General and administrative expenses as a percentage of revenue decreased to 7.6% in 1998 as compared to 8.1% in 1997. During 1997, the Company increased its number of employees to 47 from 35. The majority of the new employees work primarily on new property acquisitions and were hired during the second and third quarter of 1997.

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At March 31, 1998, four properties were available for lease as compared to eight at December 31, 1997.

Property expenses were $473,000 in the first quarter of 1998 and $491,000 in 1997, a decrease of $18,000. The decrease in property expenses was primarily attributable to having fewer properties available for lease. It is anticipated that as additional properties are acquired, property expenses will increase.

Interest expense in 1998 increased by $1.2 million to $2.5 million, as compared to $1.3 million in 1997. The following is a summary of the five components of interest expense for the first quarter of 1998 and 1997 (dollars in thousands):

                                      1998        1997      Net Change
                                    --------    --------    ----------
Interest on outstanding
  loans and notes                   $ 2,449     $ 1,279       $ 1,170
Amortization of the gain on the
  1996 treasury lock agreement          (28)         --           (28)
Credit facility commitment fees          56          20            36
Amortization of credit facility
  origination costs and deferred
  bond financing costs                   94          49            45
Interest capitalized                    (80)        (36)          (44)
                                    --------    --------      --------
Totals                              $ 2,491     $ 1,312       $ 1,179
                                    ========    ========      ========

Interest on outstanding loans and notes was $1.2 million higher in the first quarter of 1998 than in 1997, due to an increase in the average outstanding balances and a higher average interest rate. The higher average outstanding balances and higher average interest rate was due to the Notes issued in May 1997. During the 1998, the average outstanding balances and interest rate (after taking into effect amortization of the gain on the treasury lock agreement) on the Notes and credit facility were $129.3 million and 7.59% as compared to $77.0 million and 6.73% during 1997. During 1998, the credit facility's average interest rate was 6.66% and average outstanding balance was $19.3 million.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No charge was recorded for impairment loss during the first quarter of 1998 and 1997.

During the first quarter of 1998, the Company sold three properties (one restaurant, one child care center and one multi-tenant location) for a total of $1.9 million and recorded a gain of $215,000. During the first quarter of 1997, the Company sold four properties (two restaurants and one child care center and one multi-tenant location) for $1.3 million and recognized a gain of $225,000.

In the first quarter of 1998, the Company had net income of $9.92 million versus $8.19 million in 1997. The $1.73 million increase in net income is primarily due to the increase in rental revenue from the New Properties of $3.56 million, which was partially offset by an increase in depreciation and amortization, general and administrative, and interest expense totaling $2.0 million.


PROPERTIES
----------

As of April 1, 1998, Realty Income owned a diversified portfolio of 845 properties in 43 states consisting of over 6.6 million square feet of leasable space. At April 1, 1998, over 98% of the properties were under net lease agreements. Net leases typically require the tenant to be responsible for property operating costs including property taxes, insurance and maintenance.

The Company's net leased retail properties are retail locations primarily leased to regional and national retail chain store operators. The average leasable retail space of the 845 properties is approximately 7,800 square feet on approximately 47,000 square feet of land. Generally, buildings are single-story properties with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to sufficient population base to constitute a sufficient market or trade area for the retailer's business.

The following table sets forth certain information regarding the Company's properties as of April 1, 1998, classified according to the business of the respective tenants.

                                                            Annualized
                                              Approximate    Rent (1)
                                 Number of     Leaseable     (in thou-
Industry                       Properties     Square Feet     sands)
------------------------------   ----------   -----------   ----------
Apparel Stores                        5          228,800    $   3,927
Automotive Parts                    103          556,900        6,717
Automotive Service                   96          320,000        6,667
Book Stores                           1           30,000          450
Child Care                          316        2,011,900       24,509
Consumer Electronics                 37          559,200        4,432
Convenience Stores                   53          153,900        4,470
Health & Fitness                      1           32,700          408
Home Furnishings & Accessories       15          831,700        5,704
Office Supplies                       8          198,400        2,476
Pet Supplies                          1           16,000          253
Private Education                     2           52,500          923
Restaurants                         171          868,700       13,576
Shoe Stores                           2           27,700          529
Video Rental                         22          166,300        2,813
Other                                12          555,600        4,881
------------------------------   ----------   -----------   ----------
     TOTALS                         845        6,610,300    $  82,735
==============================   ==========   ===========   ==========

[FN]
(1) Annualized Rent is calculated by multiplying the monthly contractual base rent as of April 1, 1998 by 12 and adding the previous twelve month's historic percentage rent, which totaled $1.7 million, (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

Of the 845 properties in the portfolio at April 1, 1998, 839 were single-tenant properties with the remaining properties being multi-tenant properties. As of April 1, 1998 835 or over 99% of the single-tenant properties were net leased with an average remaining lease term (excluding extension options) of approximately 8.4 years.

The following table sets forth certain information regarding the timing of the lease term expirations (excluding extension options) on April 1, 1998.

               Number of         Annualized Base         Percent of
                Leases             Rent (1) (2)          Annualized
 Year           Expiring          (in thousands)         Base Rent
------         ---------         ---------------         ----------
 1998              2                 $    96                 0.1%
 1999             37                   1,580                 2.1
 2000             31                   1,645                 2.1
 2001             54                   4,315                 5.6
 2002             74                   5,966                 7.8
 2003             66                   5,140                 6.7
 2004            110                   8,956                11.6
 2005             85                   6,046                 7.8
 2006             29                   2,467                 3.2
 2007             87                   5,499                 7.1
 2008             47                   3,843                 5.0
 2009             16                   1,144                 1.5
 2010             39                   3,634                 4.7
 2011             36                   4,660                 6.0
 2012             52                   5,848                 7.6
 2013             16                   4,797                 6.2
 2014              6                     755                 1.0
 2015             27                   4,976                 6.5
 2016              9                   1,562                 2.0
 2017             11                   4,090                 5.3
 2018              1                      39                 0.1
------      ---------------      ---------------         ----------
Totals           835                $ 77,058               100.0%
======      ===============      ===============         ==========

[FN]
(1) Annualized base rent is calculated by multiplying the monthly contractual base rent as of April 1, 1998 by 12. For properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property. Annualized base rent does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain properties. Percentage rent for the previous twelve months totaled $1.7 million.

(2) This table does not include six multi-tenant properties and four vacant, unleased single-tenant properties owned by the Company. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

The following table sets forth certain state-by-state information regarding the properties owned by the Company as of April 1, 1998.

                                                Annualized
                                   Approximate   Rent (1)   Percent of
              Number of   Percent   Leasable    (in thou-   Annualized
State         Properties  Leased   Square Feet    sands)       Rent
------------  ----------  -------  -----------  ----------  ----------
Alabama           7         100%      49,800     $   458       0.6%
Arizona          27          99      181,200       2,474       3.0
Arkansas          1         100        3,100          61       0.1
California       52          94      987,800      11,018      13.3
Colorado         42         100      231,800       3,234       3.9
Connecticut       9         100      216,300       2,815       3.4
Florida          54         100      545,600       5,616       6.8
Georgia          46         100      266,600       3,802       4.6
Idaho            11         100       52,000         759       0.9
Illinois         28         100      192,200       2,451       3.0
Indiana          24         100      130,000       1,662       2.0
Iowa              8         100       51,700         462       0.6
Kansas           18         100      183,500       2,018       2.4
Kentucky         12         100       36,000         927       1.1
Louisiana         2         100       10,700         148       0.2
Maryland          6         100       34,900         537       0.6
Massachusetts     5         100       25,900         545       0.7
Michigan          6         100       35,000         518       0.6
Minnesota        18         100      126,500       1,954       2.4
Mississippi      12         100      128,900         902       1.1
Missouri         30         100      176,800       2,165       2.6
Montana           2         100       30,000         297       0.4
Nebraska          9         100       93,700       1,135       1.4
Nevada            7         100       86,400       1,336       1.6
New Hampshire     1         100        6,400         125       0.2
New Jersey        2         100       22,700         351       0.4
New Mexico        3         100       12,000         107       0.1
New York          9         100      170,600       3,591       4.4
North Carolina   28         100      125,800       2,211       2.7
Ohio             59         100      280,000       4,492       5.4
Oklahoma         14         100       80,700         935       1.1
Oregon           17         100       92,400       1,262       1.5
Pennsylvania      9         100       62,700         922       1.1
South Carolina   21         100       80,600       1,280       1.5
South Dakota      2         100       12,600         172       0.2
Tennessee        19         100      179,600       2,101       2.5
Texas           137         100    1,102,600      10,995      13.3
Utah              7         100       45,400         594       0.7
Virginia         20         100      101,000       1,689       2.0

(continued on next page)

(continued)
                                                Annualized
                                   Approximate   Rent (1)   Percent of
              Number of   Percent   Leasable    (in thou-   Annualized
State         Properties  Leased   Square Feet    sands)       Rent
------------  ----------  -------  -----------  ----------  ----------
Washington       43          98      252,600       3,317       4.0
West Virginia     2         100       16,800         147       0.2
Wisconsin        12         100       69,300         882       1.1
Wyoming           4         100       20,100         268       0.3
------------  ----------  -------  -----------  ----------  ----------
Totals          845          99%   6,610,300     $82,735     100.0%
============  ==========  =======  ===========  ==========  ==========

[FN]
(1) Annualized Rent is calculated by multiplying the monthly contractual base rent as of April 1, 1998 by 12 and adding the previous twelve month's historic percentage rent, which totaled $1.7 million, (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.


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

IMPACT OF ACCOUNTING PRONOUNCEMENTS
-----------------------------------

In March 1998, the Financial Accounting Standards Board's Emerging Issues Task Force reached a consensus on Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"), EITF 97-11 states that internal costs of preacquisition activities incurred in connection with the acquisition of an operating property should be expensed as incurred. EITF 97-11 is to be implemented on a prospective basis effective on the date the consensus was reached.

The Company anticipates that the adoption of EITF 97-11 will not have a material effect on the financial position, results of operations or liquidity of the Company, nor result in disclosures that will be materially different from those presently included in its financial statements.


PART II.  OTHER INFORMATION
---------------------------

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

       27    Financial Data Schedule

    B. Two reports on Form 8-K were filed by registrant during the quarter for which this report is filed.

        A report on Form 8-K was dated February 23, 1998 and filed on February 24, 1998 reporting the issuance of 751,174 shares of common stock on February 23, 1998.

        A report on From 8-K was dated March 30, 1998 and filed on March 31, 1998 reporting the issuance of 372,093 shares of common stock on March 30, 1998.



                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    REALTY INCOME CORPORATION

(Signature and Title)       /s/ GARY M. MALINO
Date: May 13, 1998           -------------------------------------
                            Gary M. Malino, Senior Vice President
                            Chief Financial Officer (Principal
                            Financial and Accounting Officer)




EXHIBIT INDEX


Exhibit No.     Description                                  Page
===========     ===========                                  ====

    27          Financial Data Schedule ....................   27