Form 10-Q
period 1998-06-30
REALTY INCOME CORP
filed 1998-08-13
CIK 726728

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                            FORM 10-Q
                            =========

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 1998, or
                                          =============

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

                       YES [X]     NO [ ]

There were 26,837,164 shares of common stock outstanding as of August 12, 1998.
                                                          Page 1

                    REALTY INCOME CORPORATION

                            Form 10-Q
                          June 30, 1998

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
         Notes to Consolidated Financial Statements......... 8-11

Item 2:  Management's Discussion and Analysis Of
         Financial Condition and Results Of Operations......11-31


PART II. OTHER INFORMATION
==========================

Item 4:  Submission of matter to a vote of
         security holders...................................   31

Item 6:  Exhibits and Reports on Form 8-K...................31-32

SIGNATURE...................................................   32

EXHIBIT INDEX...............................................   32



PART I.  FINANCIAL INFORMATION
==============================

ITEM 1.  FINANCIAL STATEMENTS

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
                June 30, 1998 and December 31, 1997
          (dollars in thousands, except per share data)

                                           1998          1997
                                       (Unaudited)
                                       ===========     =========
ASSETS
Real estate, at cost:
  Land                                   $ 249,911     $ 214,342
  Buildings and improvements               548,271       485,455
                                         ---------     ---------
                                           798,182       699,797
  Less - accumulated depreciation
    and amortization                      (160,648)     (152,206)
                                         ---------     ---------
  Net real estate                          637,534       547,591

Cash and cash equivalents                    3,116         2,123
Accounts receivable                          1,490         2,888
Due from affiliates                            336           348
Other assets                                 3,106         3,170
Goodwill, net                               20,439        20,901
                                         ---------     ---------
    TOTAL ASSETS                         $ 666,021     $ 577,021
                                         =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                    $   4,428     $   4,112
Accounts payable and accrued expenses        2,649         2,180
Other liabilities                            4,582         4,814
Lines of credit payable                     87,900        22,600
Notes payable                              110,000       110,000
                                         ---------     ---------
    TOTAL LIABILITIES                      209,559       143,706
                                         ---------     ---------



Continued on next page

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
               June 30, 1998 and December 31, 1997
          (dollars in thousands, except per share data)

                                           1998          1997
                                       (Unaudited)
                                       ===========     =========
Stockholders' equity
Preferred stock, par value
  $1.00 per share, 20,000,000 shares
  authorized, no shares issued
  or outstanding                                --            --
Common stock, par value $1.00 per
  share, 100,000,000 shares
  authorized, 26,836,964 and 25,698,464
  shares issued and outstanding in
  1998 and 1997, respectively               26,837        25,698
Paid in capital in excess of par value     610,087       582,450
Accumulated distributions
  in excess of net income                 (180,462)     (174,833)
                                         ---------     ---------
    TOTAL STOCKHOLDERS' EQUITY             456,462       433,315
                                         ---------     ---------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY               $ 666,021     $ 577,021
                                         =========     =========















   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements Of Income
                =================================
    For the Three and Six Months Ended June 30, 1998 and 1997
          (dollars in thousands, except per share data)
                           (Unaudited)

                    Three        Three          Six          Six
                   Months       Months       Months       Months
                    Ended        Ended        Ended        Ended
                  6/30/98      6/30/97      6/30/98      6/30/97
               ==========   ==========   ==========   ==========
REVENUE
Rental         $   20,343   $   16,006   $   39,511   $   31,455
Interest and
  other                24          117           78          148
               ----------   ----------   ----------   ----------
                   20,367       16,123       39,589       31,603
               ----------   ----------   ----------   ----------
EXPENSES
Depreciation
  and amorti-
  zation            5,369        4,484       10,453        8,948
General and
  administrative    1,711        1,332        3,176        2,585
Property              426          362          899          853
Interest            2,864        2,009        5,355        3,321
Provision for
  impairment
  loss                 --           70           --           70
                ---------   ----------   ----------   ----------
                   10,370        8,257       19,883       15,777
                ---------   ----------   ----------   ----------
Income from
  operations        9,997        7,866       19,706       15,826
Gain on sales
  of properties       311          202          526          427
               ----------   ----------   ----------   ----------
NET INCOME     $   10,308   $    8,068   $   20,232   $   16,253
               ==========   ==========   ==========   ==========

Basic and diluted
  net income per
  share        $     0.38   $     0.35   $     0.77   $     0.71
               ==========   ==========   ==========   ==========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
       For the six months ended June 30, 1998 and 1997
                     (dollars in thousands)
                           (Unaudited)

                                            1998          1997
                                         =========     =========
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                               $  20,232     $  16,253
Adjustments to net income:
  Depreciation and amortization             10,453         8,948
  Provision for impairment loss                 --            70
  Gain on sales of properties                 (526)         (427)
  Change in assets and liabilities:
    Accounts receivable and
      other assets                           1,655           593
    Accounts payable, accrued
      expenses and other liabilities           207         1,853
                                         ---------     ---------
    Net cash provided by
      operating activities                  32,021        27,290
                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of properties            2,770         2,891
Acquisition of and additions
  to properties                           (102,014)      (56,943)
                                         ---------     ---------
    Net cash used in
      investing activities                 (99,244)      (54,052)
                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of distributions                  (25,545)      (21,722)
Bond offering proceeds                          --       110,000
Proceeds from line of credit               111,300        36,200
Payment of lines of credit                 (46,000)      (94,200)
Proceeds from stock offerings,
  net of offering costs of $109             28,392            --
Payments to the defined benefit
  pension plan                                  --        (2,223)

Continued on next page

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
         For the six months ended June 30, 1998 and 1997
                     (dollars in thousands)
                           (Unaudited)

                                            1998          1997
                                         =========     =========
Proceeds from stock options exercised           69            --
                                         ---------     ---------
    Net cash provided by
      financing activities                  68,216        28,055
                                         ---------     ---------
Net increase in cash and
  cash equivalents                             993         1,293
Cash and cash equivalents,
  beginning of period                        2,123         1,559
                                         ---------     ---------
Cash and cash equivalents,
  end of period                          $   3,116     $   2,852
                                         =========     =========

Interest paid during the first six months of 1998 and 1997 was $4.7 million and $3.1 million, respectively.


















   The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                          Page 7
              REALTY INCOME CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
              ==========================================
                             June 30, 1998
                              (Unaudited)

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

2.  Property Acquisitions

During the first six months of 1998, the Company invested $102.0 million in 66 new properties and properties under development with an initial aggregate contractual lease rate of 10.3%. The 66 properties are located in 29 states and contain approximately 657,300 leasable square feet. The 66 properties are 100% leased under net leases, with an average initial lease length of 14.8 years.

During the first six months of 1997, the Company invested $56.9 million in 37 new properties and properties under development with an initial aggregate contractual lease rate of 10.2%. The 37 properties are located in 18 states and contain approximately 589,200 leasable square feet. The 37 properties are 100% leased under net leases, with an average initial lease length of 14.4 years.

3.  Credit Facility Available for Acquisitions

The Company has a $150 million, three year, revolving, unsecured acquisition credit facility that expires in December 2000. The credit facility is from The Bank of New York, as agent, and several U.S. and non-U.S. banks. In November 1997, the Company obtained a $10 million unsecured line of credit with The Bank of New York, which was repaid and canceled in January 1998. As of June 30, 1998 and December 31, 1997, the outstanding balances on the credit facility and line of credit were $87.9 million and $22.6 million, respectively, with an effective interest rate of approximately 6.56% and 6.66%, respectively.


                                                          Page 8
The credit facility currently bears interest at 0.85% over the London Interbank Offered Rate ("LIBOR") and offers the Company other interest rate options. A facility fee of 0.15%, per annum, accrues on the total commitment of the credit facility.

The credit facility is subject to various leverage and interest coverage ratio limitations. The Company is and has been in compliance with these limitations.

For the six months ended June 30, 1998 and 1997, interest of $234,000 and $82,000 respectively, was capitalized on properties under construction. For the three months ended June 30, 1998 and 1997, interest of $154,000 and $46,000, respectively, was so capitalized.

4.  Common Stock Offerings

A. In March 1998, the Company issued 372,093 shares of common stock to a unit investment trust at a net price to the Company of $25.53125 per share. The net proceeds of $9.5 million were used to repay borrowings under the credit facility of $7.9 million and to acquire properties.

B. In February 1998, the Company issued 751,174 shares of common stock to a unit investment trust at a net price to the Company of $25.295 per share. The net proceeds of $18.9 million were used to repay borrowings under the credit facility.

5.  Distributions Paid and Payable

During the six months ended June 30, 1998, the Company paid three monthly distributions of $0.16 per share and three monthly distributions of $0.1625 per share, totaling $0.9675 per share. For the six months ended June 30, 1997, the Company paid six monthly distributions of $0.1575 per share, totaling $0.945 per share. As of June 30, 1998, a distribution of $0.165 per share was declared and paid on July 15, 1998.

6.  Gain on Sales of Properties

For the six months ended June 30, 1998, the Company sold five properties (two child care centers, one multi-tenant location and two restaurants) for $2.8 million and recognized a gain of $526,000. For the six months ended June 30, 1997, the Company sold seven properties (five restaurants, one child care center and one multi-tenant location) for $2.9 million and recognized a gain of $427,000.

For the three months ended June 30, 1998, the Company sold two properties (one child care center and one restaurant) for $822,000 and recognized a gain of $311,000. For the three months


                                                          Page 9
ended June 30, 1997 the Company sold three restaurant properties for $1.6 million and recognized a gain of $202,000.

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

The following is a reconciliation of the denominator of the basic net income per share computation to the denominator of the diluted net income per share computation, for the three and six months ended June 30, 1998 and 1997 (net income was available to common shareholders for all periods presented):

                                           Three          Three
                                          Months         Months
                                           Ended          Ended
                                          6/30/98        6/30/97
                                        ----------     ----------
Weighted average shares used for
  the basic net income computation      26,836,730     22,987,650
Incremental shares from the assumed
   conversion of stock options               8,361          2,942
                                        ----------     ----------
Adjusted weighted average shares
  used for diluted net income
  computation                           26,845,091     22,990,592
                                       ===========     ==========

                                            Six           Six
                                          Months        Months
                                           Ended         Ended
                                          6/30/98       6/30/97
                                        ----------    ----------
Weighted average shares used for
  the basic net income computation      26,434,892    22,987,173
Incremental shares from the assumed
   conversion of stock options               7,627         2,990
                                        ----------    ----------
Adjusted weighted average shares
  used for diluted net income
  computation                           26,442,519    22,990,163
                                        ==========    ==========


                                                          Page 10
8.  Derivative Financial Instrument

In May 1998, the Company entered into a treasury interest rate lock agreement to hedge against the possibility of rising interest rates applicable to an anticipated debt offering. Under the interest rate lock agreement, the Company receives or makes a payment based on the differential between a specified interest rate, 5.726%, and the actual 10-year treasury interest rate on a notional principal amount of $100 million, at the end of six months. Based on the 10-year treasury interest rate at June 30, 1998, the Company has an unrecognized loss of $1.5 million.

The Company has only limited involvement with a derivative financial instrument and does not use it for trading purposes.
The derivative financial instrument is used to manage a well-defined interest rate risk.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act. When used in this quarterly report, the words estimated, anticipated and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are inherently subject to risk and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. In particular, among the factors that could cause actual results to differ materially are the continued qualification as a real estate investment trust, general business and economic conditions, competition, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. For further description and detail of these and other factors please see "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Report on Form 10-Q for the quarterly period ended March 31, 1998. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any

                                                          Page 11
revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


GENERAL
-------

Realty Income Corporation, a Maryland corporation ("Realty Income" or the "Company") was organized to operate as an equity real estate investment trust ("REIT"). Realty Income is a fully integrated self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. As of June 30, 1998, the Company owned a diversified portfolio of 887 retail properties located in 43 states with over 6.9 million square feet of leasable space. Of the 887 properties in the portfolio, 881 are single-tenant properties with the remainder being multi-tenant properties. As of June 30, 1998, 878 of the 881 single-tenant properties, or over 99%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.4 years. Net leases typically require the tenant to be responsible for property operating costs including property taxes, insurance and maintenance.

The Company's primary business objective is to generate a consistent and predictable level of funds from operations ("FFO") per share and distributions to stockholders. Additionally, the Company generally will seek to increase FFO per share and distributions to stockholders through both active portfolio management and the acquisition of additional properties.

The Company also intends to pay distributions at a level greater than 95% of its taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain) in order to meet REIT qualification requirements and to use undistributed cash flow to fund additional acquisitions and for other corporate purposes.

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

Realty Income adheres to a focused strategy of acquiring freestanding, single-tenant, retail properties leased to regional

                                                          Page 12
and national retail chains under long-term, net lease agreements. The Company typically acquires retail store locations, which provides capital to the operators for continued expansion and other corporate purposes. Realty Income's acquisition and investment activities are concentrated in specific target markets and focus primarily on middle-market and upper-market retailers providing goods and services which satisfy basic consumer needs. The Company's net lease agreements generally are for initial terms of 10 to 20 years, require the tenant to pay a minimum monthly rent and property operating expenses (taxes, insurance and maintenance), and provide for future rent increases (typically subject to ceilings) based on increases in the consumer price index or additional rent calculated as a percentage of the tenant's gross sales above a specific level.

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

Year 2000 Issue

Some of Realty Income's existing computer programs identify a year by using only two digits instead of four which could cause these programs to fail or create erroneous results beginning in the year 2000. This situation has been referred generally as the Year 2000 issue.

Management believes that the cost of remediation associated with the Company's corporate level computer systems will be minimal and the remediation is anticipated to be completed in the first quarter of 1999. The other essential component of the Year 2000 issue is to ensure that the Company's significant tenants are assessed for Year 2000 compliance. Management has initiated discussions with the Company's significant tenants in order to assess their readiness for the year 2000 issue. Due to the nature of the tenants' businesses, management does not believe the Year 2000 issue will materially impact the tenants' ability to pay rent. However, the failure of one or more tenants as a result of the Year 2000 issue could have a material adverse effect on the Company's results of operation or financial position.
                                                          Page 13
Upon completion of the Company's assessment program, management will consider the necessity of implementing a contingency plan to mitigate any adverse effects associated with the Year 2000 issue. Though Realty Income does not expect the Year 2000 issue to have a material adverse effect on its result of operation or financial position there can be no assurances of that position.

Other Information

The Company's common stock is listed on the New York Stock
Exchange under the symbol "O" and its central index key ("CIK") number is 726728.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash Reserves

Realty Income was organized for the purpose of operating as an equity REIT which acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. The Company intends to retain an appropriate amount of cash as working capital reserves. At
June 30, 1998, the Company had cash and cash equivalents totaling
$3.1 million.

Management believes that the Company's cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet its liquidity needs for the foreseeable future, except that the Company intends to utilize additional sources of capital to fund property acquisitions and repayment of its acquisition credit facility.

Capital Funding

Realty Income has a $150 million, three-year revolving, unsecured acquisition credit facility that expires in December 2000. The credit facility currently bears interest at 0.85% over the London Interbank Offered Rate ("LIBOR") and offers the Company other interest rate options. As of August 12, 1998, $54.8 million of borrowing capacity was available to the Company under the acquisition credit facility. At that time, the outstanding balance was $95.2 million with an effective interest rate of 6.54%. This credit facility has been and is expected to be used to acquire additional retail properties leased to national and regional retail chains under long term lease agreements. Any additional borrowings will increase the Company's exposure to interest rate risk.



                                                          Page 14
Realty Income expects to meet its long-term capital needs for the acquisition of properties through the issuance of public or private debt or equity. In August 1997, the Company filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $300 million in value of common stock, preferred stock and/or debt securities. Approximately $101.4 million in value of securities has been issued under the universal shelf registration statement through August 12, 1998.

In May 1998, the Company entered into a treasury interest rate lock agreement to hedge against the possibility of rising interest rates applicable to an anticipated debt offering. Under the interest rate lock agreement, the Company receives or makes a payment based on the differential between a specified interest rate, 5.726%, and the actual 10-year treasury interest rate on a notional principal amount of $100 million, at the end of six months. Based on the 10-year treasury interest rate at June 30, 1998, the Company has an unrecognized loss of $1.5 million.

On March 30, 1998, Realty Income issued 372,093 shares of common stock at a net price to the Company of $25.53125 per share to a unit investment trust. The net proceeds were used to repay borrowings of $7.9 million under the acquisition credit facility and to acquire additional properties.

On February 23, 1998, Realty Income issued 751,174 shares of common stock at a net price to the Company of $25.295 per share to a unit investment trust. The net proceeds were used to repay borrowings of $18.9 million under the acquisition credit facility.

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

Property Acquisitions

During the second quarter of 1998, Realty Income acquired 44 retail properties located in 20 states and invested $50.2 million (excluding estimated unfunded development costs on properties under construction at June 30, 1998) and selectively sold two properties. During the quarter, the Company also invested $60,000 in three existing properties in its portfolio. The 44 properties acquired will contain approximately 300,700 leasable square feet and are 100% leased under net leases, with an average

                                                          Page 15
initial lease term of 14.4 years. The weighted average annual unleveraged return on the cost of the 44 properties (including the estimated unfunded development cost of the properties under development) is estimated to be 10.0%, computed as estimated contractual net operating income (which in the case of a net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by total acquisition and estimated development costs. Since it is possible that a tenant could default on the payment of contractual rent, no assurance can be given that the actual return on the cost of the 44 properties acquired in the second quarter of 1998 will not differ from the foregoing percentage.

During the first six months of 1998, Realty Income acquired 66 retail properties located in 29 states and invested $102.0 million (excluding estimated unfunded development costs on properties under construction at June 30, 1998) and selectively sold five properties, increasing the number of properties in its portfolio by 7.4% to 887 from 826 at December 31, 1997. During the first half of 1998, the Company added two new industries and 11 new retailers to its real estate portfolio. The Company also invested $74,000 in five existing properties in its portfolio. The 66 properties acquired will contain approximately 657,300 leasable square feet and are 100% leased under net leases, with an average initial lease term of 14.8 years. The weighted average annual leveraged return on the cost of the 66 properties (including the estimated unfunded development cost of the properties under development) is estimated to be 10.3%, computed as estimated contractual net operating income (which in the case of a net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by total acquisition and estimated development costs. Since it is possible that a tenant could default on the payment of contractual rent, no assurance can be given that the actual return on the cost of the 66 properties acquired in 1998 will not differ from the foregoing percentage.

Of the properties acquired during the first six months of 1998, 61 were occupied as of August 12, 1998 and the remaining properties were pre-leased and under construction pursuant to contracts under which the tenant has agreed to develop the properties (with development costs funded by the Company) and to begin paying rent when the premises open for business. All of the properties acquired in 1998, including the properties under development, are leased with initial terms of 9 to 20 years.






                                                          Page 16
The following table summarized Realty Income's 1998 acquisition activity by quarter.


                              Initial        Approx.
                Properties   Lease Term     Leasable       Total
                 Acquired     (Years)      Square Feet    Invested
                ==========   ==========   ===========   ============
1st quarter          22          15.5        356,600    $ 51,812,000
2nd quarter          44          14.4        300,700      50,159,000
--------------  ----------   ----------   -----------   ------------
Totals               66          14.8        657,300    $101,971,000
==============  ==========   ==========   ===========   ============

Distributions

Cash distributions paid during the first six months of 1998 and 1997 were $25.5 million and $21.7 million, respectively.

During the first quarter of 1998, the Company paid three monthly distributions of $0.16 per share. During the second quarter of 1998, the Company paid three distributions of $0.1625 per share. Distributions for the first six months of 1998 totaled $0.9675 per share. In April and July 1998, the monthly distributions were increased to $0.1625 and $0.1650 per share, respectively.
In June and July 1998, the Company declared distributions of $0.1650 per share which were paid on July 15, 1998 and payable on August 17, 1998, respectively.


FUNDS FROM OPERATIONS ("FFO")
-----------------------------

FFO for the second quarter of 1998 increased by $2.92 million or 23.5% to $15.33 million versus $12.41 million during the second quarter of 1997.

The following is a reconciliation of net income to FFO, and information regarding distributions paid and diluted weighted average number of shares outstanding for the second quarter of 1998 and 1997 (dollars in thousands):

                                            1998          1997
                                          --------      --------
Net income                              $   10,308    $    8,068
Plus depreciation and amortization           5,369         4,484
Plus provision for impairment loss              --            70
Less depreciation of furniture,
  fixtures and equipment and
  amortization of organization costs           (40)          (13)
Less gain on sales of properties              (311)         (202)
                                          --------      --------
Total Funds From Operations             $   15,326    $   12,407
                                          ========      ========

Cash Distributions Paid                 $   13,083    $   10,861
FFO in excess of Distributions          $    2,243    $    1,546
Diluted weighted average
  number of shares outstanding          26,845,091    22,990,592

FFO for the first six months of 1998 increased by $5.26 million or 21.2% to $30.08 million versus $24.82 million during the same period of 1997.

The following is a reconciliation of net income to FFO, and information regarding distributions paid and diluted weighted average number of shares outstanding for the first six months of 1998 and 1997 (dollars in thousands):

                                          1998          1997
                                       ----------    ----------
Net income                             $   20,232    $   16,253
Plus depreciation and amortization         10,453         8,948
Plus provision for impairment loss             --            70
Less depreciation of furniture,
  fixtures and equipment and
  amortization of organization costs          (79)          (24)
Less gain on sales of properties             (526)         (427)
                                         --------      --------
Total Funds From Operations            $   30,080    $   24,820
                                         ========      ========
Cash Distributions Paid                $   25,545    $   21,722
FFO in excess of Distributions         $    4,535    $    3,098
Diluted weighted average
  number of shares outstanding         26,442,519    22,990,163



                                                          Page 18
Management considers FFO to be an appropriate measure of the performance of an equity REIT. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distribution payments. Presentation of this information provides the reader with an additional measure to compare the performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with such REITs may not be meaningful.

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


RESULTS OF OPERATIONS
---------------------

The following is a comparison of the three and six months ended
June 30, 1998 to the three and six months ended June 30, 1997.

Rental revenue was $20.34 million for second quarter of 1998 versus $16.01 million for the comparable quarter of 1997, an increase of 27.0% or $4.33 million. The increase in rental revenue was primarily due to the acquisition of 162 properties during 1997 and the first six months of 1998 (the "New Properties"). The New Properties generated revenue of $4.99 million in the second quarter of 1998 compared to $659,000 in the second quarter of 1997, an increase of $4.33 million.

Rental revenue was $39.51 million for the first six months of 1998 versus $31.46 million for the comparable period of 1997, an increase of 25.6% or $8.05 million. The increase in rental revenue was primarily due to the acquisition of the New Properties. The New Properties generated revenue of $8.75 million in the first six months of 1998 compared to $794,000 in the comparable period of 1997, an increase of $7.95 million.

Of the 887 properties in the portfolio as of June 30, 1998, 881 are single-tenant properties with the remaining properties being multi-tenant properties. Of the 881 single-tenant properties 878, or over 99%, were net leased with an average remaining lease

                                                          Page 19
term (excluding extension options) of approximately 8.4 years.
At June 30, 1998, 878 of the Company's 881 single tenant properties had leases which provide for increases in rents through: (i) base rent increases tied to a consumer price index with adjustment ceilings; (ii) overage rent based on a percentage of the tenants' gross sales or (iii) fixed increases. Some leases contain more than one of these clauses. Percentage rent, which is included in rental revenue, was $67,000 during the second quarter of 1998 and $76,000 in the comparable quarter of 1997. Percentage rent during the first six months of 1998 and 1997 was $275,000 and $369,000, respectively.

Same store rents generated on 717 properties owned during the entire first six months of 1998 and 1997 increased by $319,000 or 1.1%, to $30.40 million from $30.08 million. Same store rents generated on the same 717 properties owned during the entire second quarter of 1998 and 1997 increased by $195,000 or 1.3%, to $15.17 million from $14.97 million.

The following tables represent Realty Income's rental revenue by industry (dollars in thousands):

                          Annualized as            Six Months Ended
                          of July 1, 1998           June 30, 1998
                       ---------------------     ---------------------
                       Rental(1)  Percentage     Rental     Percentage
Industry               Revenue     of Total      Revenue     of Total
--------------------   -------    ----------     -------    ----------
Apparel Stores         $ 3,927         4.5%      $ 1,497          3.8%
Automotive Parts         7,398         8.4         2,745          6.9
Automotive Service       6,742         7.7         3,076          7.8
Book Stores                450         0.5           225          0.6
Child Care              24,502        27.9        11,920         30.2
Consumer Electronics     4,432         5.1         2,320          5.9
Convenience Stores       5,301         6.0         2,401          6.1
Health & Fitness           360         0.4            --           --
Home Furnishings         8,065         9.2         2,752          7.0
Office Supplies          2,476         2.8         1,256          3.2
Pet Supplies & Services    435         0.5           136          0.3
Private Education        1,000         1.1           271          0.6
Restaurants             13,902        15.9         6,804         17.2
Shoe Stores                529         0.6           247          0.6
Video Rental             3,315         3.8         1,367          3.5
Other                    4,895         5.6         2,494          6.3
--------------------   -------       ------      -------        ------
Totals                 $87,729       100.0%      $39,511        100.0%
====================   =======       ======      =======        ======



                                                          Page 20
[FN]
(1) Annualized rental revenue is calculated by multiplying the monthly contractual base rent as of July 1, 1998 by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million. For properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

                           Six Months Ended
                            June 30, 1997
                        ---------------------
                         Rental    Percentage
Industry                Revenue     of Total
--------------------    -------    ----------
Apparel Stores          $    --          --%
Automotive Parts          2,906         9.3
Automotive Service        1,897         6.0
Book Stores                 152         0.5
Child Care               11,779        37.4
Consumer Electronics      2,114         6.7
Convenience Stores        1,602         5.1
Health and Fitness           --          --
Home Furnishings          1,543         4.9
Office Supplies             239         0.8
Pet Supplies & Services       8          --
Private Education            --          --
Restaurants               6,768        21.5
Shoe Stores                  --         --
Video Rental                 --         --
Other                     2,447         7.8
--------------------    -------       ------
Totals                  $31,455       100.0%
====================    =======       ======

At June 30, 1998, the Company had three properties that were not under lease, as compared to four at March 31, 1998 and eight at December 31, 1997. At June 30, 1998, 884, or over 99%, of the 887 properties in the portfolio were under lease agreements with third party tenants.

Interest and other revenue during the second quarter of 1998 and 1997 totaled $24,000 and $117,000, respectively, a decrease of $93,000. Interest and other revenue during the first six months of 1998 and 1997 totaled $78,000 and $148,000, respectively, a decrease of $70,000. The decrease in 1998 was primarily due to interest earned in 1997 on bond offering proceeds in excess of the $93.7 million used to payoff the credit facility in May 1997.

                                                          Page 21
These proceeds were invested in new properties during May and June 1997.

Depreciation and amortization was $5.4 million in the second quarter of 1998 versus $4.5 million in the comparable quarter of 1997 and $10.5 million for the first six months of 1998 versus $8.9 million for the comparable six months of 1997. The increase in 1998 was primarily due to depreciation of New Properties.

General and administrative expenses increased by $379,000 to $1.7 million in the second quarter of 1998 versus $1.3 million in the comparable quarter of 1997. The increase in general and administrative expenses was primarily due to an increase in property acquisition expenses and employee costs. General and administrative expenses as a percentage of revenue increased to 8.4% in the second quarter of 1998 as compared to 8.3% in the comparable quarter of 1997. During 1997, the Company increased its number of employees to 47 from 35. The majority of the new employees work primarily on new property acquisitions and were hired during the second and third quarter of 1997.

General and administrative expenses increased by $591,000 to $3.2 million in the first six months of 1998 versus $2.6 million in the first six months of 1997. The increase in general and administrative expenses was primarily due to an increase in property acquisition expenses and employee costs. General and administrative expenses as a percentage of revenue decreased to 8.0% in the first six months of 1998 as compared to 8.2% in the first six months of 1997.

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At June 30, 1998, three properties were available for lease, as compared to four at March 31, 1998 and eight at December 31, 1997.

Property expenses were $426,000 in the second quarter of 1998 and $362,000 in the second quarter of 1997, an increase of $64,000. The increase in property expenses was primarily attributable to the New Properties. It is anticipated that property expenses will increase as additional properties are acquired. Property expenses as a percentage of revenue decreased to 2.3% in the first six months of 1998 as compared to 2.7% in the first six months of 1997.



                                                          Page 22
Property expenses were $899,000 in the first six months of 1998 and $853,000 in the comparable period of 1997, an increase of $46,000. The increase in property expenses was primarily attributable to the New Properties. Property expenses as a percentage of revenue decreased to 2.1% in the second quarter of 1998 as compared to 2.2% in the same quarter of 1997.

Interest expense in the second quarter of 1998 increased by $855,000 to $2.9 million, as compared to $2.0 million in the second quarter of 1997. The following is a summary of the five components of interest expense for the second quarter of 1998 and 1997 (dollars in thousands):


                                      1998        1997      Net Change
                                    --------    --------    ----------
Interest on outstanding
  loans and notes                   $ 2,894     $ 1,970       $   924
Amortization of the gain on the
  1996 treasury lock agreement          (29)        (18)          (11)
Credit facility commitment fees          57          35            22
Amortization of credit facility
  origination costs and deferred
  bond financing costs                   96          68            28
Interest capitalized                   (154)        (46)         (108)
                                    --------    --------      --------
Totals                              $ 2,864     $ 2,009       $   855
                                    ========    ========      ========

Interest on outstanding loans and notes was $924,000 higher in the second quarter of 1998 than in 1997, due to an increase in the average outstanding balances, which was partially offset by lower average interest rate. During the second quarter of 1998, the average outstanding balances and interest rate (after taking into affect amortization of the gain on the treasury lock agreement) on the Notes and credit facility were $157.2 million and 7.31% as compared to $103.9 million and 7.54% during the second quarter of 1997. During the second quarter of 1998, the credit facility's average interest rate was 6.48% and average outstanding balance was $47.2 million. The credit facility's balance at June 30, 1998 was $87.9 million.








                                                          Page 23

Interest expense for the first six months of 1998 increased by $2.0 million to $5.36 million, as compared to $3.32 million in the comparable period of 1997. The following is a summary of the five components of interest expense for the first six months of 1998 and 1997 (dollars in thousands):

                                      1998        1997      Net Change
                                    --------    --------    ----------
Interest on outstanding
  loans and notes                   $ 5,343     $ 3,248     $   2,095
Amortization of the gain on the
  1996 treasury lock agreement          (57)        (18)          (39)
Credit facility commitment fees         113          56            57
Amortization of credit facility
  origination costs and deferred
  bond financing costs                  190         117            73
Interest capitalized                   (234)        (82)         (152)
                                    --------    --------    ----------
Totals                              $ 5,355     $ 3,321     $   2,034
                                    ========    ========    ==========

Interest on outstanding loans and notes was $2.1 million higher in the first six months of 1998 than in 1997, due to an increase in the average outstanding balances and higher average interest rate. During the first six months of 1998, the average outstanding balances and interest rate (after taking into affect amortization of the gain on the treasury lock agreement) on the Notes and credit facility were $143.3 million and 7.44% as compared to $90.1 million and 7.23% during the comparable period of 1997. During the first six months of 1998, the credit facility's average interest rate was 6.53% and average outstanding balance was $33.3 million.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No charge was recorded for impairment loss during the first six months of 1998. In the second quarter and first six months of 1997, a $70,000 charge was taken to reduce the net carrying value on one property because it became held for sale. This property was sold in the second quarter of 1997.

During the second quarter of 1998, the Company sold two properties (one child care center and one restaurant) for a total of $822,000 and recorded a gain of $311,000. During the second quarter of 1997, the Company sold three restaurant properties for $1.6 million and recognized a gain of $202,000.


                                                          Page 24
During the first six months of 1998, the Company sold five properties (two child care centers, one multi-tenant location and two restaurants) for a total of $2.8 million and recorded a gain of $526,000. During the first six months of 1997, the Company sold seven properties (five restaurants and one child care center and one multi-tenant location) for $2.9 million and recognized a gain of $427,000.

In the second quarter of 1998, the Company had net income of $10.3 million versus $8.1 million in 1997. The $2.2 million increase in net income is primarily due to the increase in rental revenue from the New Properties of $4.3 million, which was partially offset by an increase in depreciation and amortization, general and administrative, and interest expense totaling $2.1 million.

In the first six months of 1998, the Company had net income of $20.2 million versus $16.3 million in the comparable period of 1997. The $3.9 million increase in net income is primarily due to the increase in rental revenue from the New Properties of $8.0 million, which was partially offset by an increase in depreciation and amortization, general and administrative, and interest expense totaling $4.1 million.


PROPERTIES
----------

As of July 1, 1998, Realty Income owned a diversified portfolio of 887 properties in 43 states consisting of over 6.9 million square feet of leasable space. At July 1, 1998, approximately 99% of the properties were under net lease agreements. Net leases typically require the tenant to be responsible for property operating costs including property taxes, insurance and maintenance.

The Company's net leased properties are retail locations primarily leased to regional and national retail chain store operators. The average leasable retail space of the 887 properties is approximately 7,800 square feet on approximately 47,000 square feet of land. Generally, buildings are single-story properties with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to sufficient population base to constitute a sufficient market or trade area for the retailer's business.

The following table sets forth certain information regarding the Company's properties as of July 1, 1998, classified according to the business of the respective tenants.


                                                          Page 25


                                   Approximate               Percent of
                        Number of   Leasable    Annualized   Annualized
Industry               Properties  Square Feet   Rent (1)       Rent
--------------------   ----------  -----------  -----------  ---------
Apparel Stores                5        228,800  $ 3,927,000      4.5%
Automotive Parts            112        613,700    7,398,000      8.4
Automotive Service           97        322,700    6,742,000      7.7
Book Stores                   1         30,000      450,000      0.5
Child Care                  315      2,007,300   24,502,000     27.9
Consumer Electronics         37        559,200    4,432,000      5.1
Convenience Stores           61        168,200    5,301,000      6.0
Health & Fitness              1         32,700      360,000      0.4
Home Furnishings             35      1,016,100    8,065,000      9.2
Office Supplies               8        198,400    2,476,000      2.8
Pet Supplies & Services       2         28,100      435,000      0.5
Private Education             3         59,300    1,000,000      1.1
Restaurants                 170        861,200   13,902,000     15.9
Shoe Stores                   2         27,700      529,000      0.6
Video Rental                 26        194,000    3,315,000      3.8
Other                        12        555,600    4,895,000      5.6
--------------------   ----------  -----------  -----------  ---------
TOTALS                      887      6,903,000  $87,729,000    100.0%
====================   ==========  ===========  ===========  =========


[FN]
(1) Annualized Rent is calculated by multiplying the monthly contractual base rent as of July 1, 1998 by 12 and adding the previous twelve month's historic percentage rent, which totaled $1.7 million, (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

Of the 887 properties in the portfolio at July 1, 1998, 881 were single-tenant properties with the remaining properties being multi-tenant properties. As of July 1, 1998, 878 of the 881 single-tenant properties, or over 99%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.4 years.

The following table sets forth certain information regarding the timing of the lease term expirations (excluding extension options) on the Company's 878 net leased, single-tenant retail properties as of July 1, 1998.


                                                          Page 26

                                               Percent of
           Number of                             Total
            Leases           Annualized        Annualized
Year       Expiring       Base Rent(1)(2)      Base Rent
------     ---------      ---------------      ----------
1998            2         $     96,000              0.1%
1999           30            1,248,000              1.5
2000           38            1,969,000              2.4
2001           48            4,076,000              5.0
2002           79            6,346,000              7.7
2003           66            5,147,000              6.3
2004          111            9,056,000             11.0
2005           84            6,036,000              7.4
2006           29            2,473,000              3.0
2007           91            5,793,000              7.1
2008           53            4,356,000              5.3
2009           16            1,144,000              1.4
2010           39            3,706,000              4.5
2011           36            4,669,000              5.7
2012           52            5,854,000              7.1
2013           48            8,401,000             10.2
2014            6              749,000              0.9
2015           27            4,976,000              6.1
2016           10            1,640,000              2.0
2017           11            4,092,000              5.0
2018            2              221,000              0.3
------     ---------      ---------------      ----------
Totals        878         $ 82,048,000            100.0%
======     =========      ===============      ==========
</TABLE

(1) Annualized base rent is calculated by multiplying the monthly contractual base rent as of July 1, 1998 by 12. For properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.
Annualized base rent does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain properties. Percentage rent for the previous twelve months totaled $1.7 million.

(2) This table does not include six multi-tenant properties and three vacant, unleased single-tenant properties owned by the Company. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

The following table sets forth certain state-by-state information regarding the properties owned by the Company as of July 1, 1998.

                                                          Page 27

                                    Approximate               Percent of
                Number of  Percent   Leasable    Annualized   Annualized
State          Properties  Leased   Square Feet   Rent (1)       Rent
-------------- ----------  -------  -----------  -----------  ----------
Alabama             8        100%       56,600   $   537,000      0.6%
Arizona            28         99       183,800     2,557,000      2.9
Arkansas            3        100        14,600       191,000      0.2
California         52         94       987,800    11,028,000     12.6
Colorado           41        100       228,500     3,208,000      3.7
Connecticut         9        100       216,300     2,825,000      3.2
Florida            56        100       564,000     5,845,000      6.7
Georgia            46        100       266,600     3,838,000      4.4
Idaho              12        100        58,500       856,000      1.0
Illinois           29        100       202,200     2,579,000      2.9
Indiana            24        100       130,000     1,691,000      1.9
Iowa                9        100        60,300       574,000      0.7
Kansas             19        100       192,500     2,128,000      2.4
Kentucky           13        100        43,500     1,078,000      1.2
Louisiana           5        100        39,600       508,000      0.6
Maryland            6        100        34,900       535,000      0.6
Massachusetts       6        100        37,900       731,000      0.8
Michigan            7        100        44,800       652,000      0.8
Minnesota          18        100       126,500     1,950,000      2.2
Mississippi        14        100       143,100     1,066,000      1.2
Missouri           30        100       176,800     2,182,000      2.5
Montana             2        100        30,000       296,000      0.3
Nebraska            9        100        93,700     1,134,000      1.3
Nevada              7        100        86,400     1,333,000      1.5
New Hampshire       1        100         6,400       125,000      0.1
New Jersey          2        100        22,700       351,000      0.4
New Mexico          3        100        12,000       107,000      0.1
New York            9        100       170,600     3,596,000      4.1
North Carolina     28        100       125,800     2,228,000      2.5
Ohio               63        100       309,900     4,990,000      5.7
Oklahoma           15        100        85,800     1,020,000      1.2
Oregon             17        100        92,400     1,257,000      1.4
Pennsylvania       16        100       118,400     1,685,000      1.9
South Carolina     22        100        90,500     1,419,000      1.6
South Dakota        1        100         6,100        84,000      0.1
Tennessee          20        100       188,400     2,235,000      2.6
Texas             138        100     1,109,800    11,157,000     12.7
Utah                7        100        45,400       594,000      0.7
Virginia           28        100       115,400     2,447,000      2.8
Washington         43        100       252,600     3,406,000      3.9
West Virginia       2        100        16,800       147,000      0.2
Wisconsin          15        100        95,000     1,291,000      1.5
Wyoming             4        100        20,100       268,000      0.3
-------------- ----------  -------  -----------   ----------  ----------
Totals            887         99%    6,903,000   $87,729,000    100.0%
============== ==========  =======  ===========   ==========  ==========
                                                          Page 28
[FN]
(1) Annualized Rent is calculated by multiplying the monthly contractual base rent as of July 1, 1998 by 12 and adding the previous twelve month's historic percentage rent, which totaled $1.7 million, (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table sets forth certain information regarding the properties owned by the Company as of July 1, 1998, classified according to the business of the respective tenants.

                                Number of    Annualized   Percent of
                                Properties    Rent (1)     Revenue
                                ----------   ----------   ----------
GOODS
Apparel Stores                        5     $ 3,927,000       4.5%
Automotive Parts                     79       4,799,000       5.5
Book Stores                           1         450,000       0.5
Consumer Electronics                 37       4,432,000       5.0
Home Furnishings                     35       8,065,000       9.2
Office Supplies                       8       2,476,000       2.8
Pet Supplies                          1         253,000       0.3
Shoe Stores                           2         529,000       0.6
                                ----------   ----------   ----------
                                    168      24,931,000      28.4
                                ----------   ----------   ----------

GOODS WITH SERVICES
Automotive Parts                     33       2,599,000       3.0
Convenience Stores                   61       5,301,000       6.0
Pet Supplies & Services               1         182,000       0.2
Restaurants                         170      13,902,000      15.8
Video Rental                         26       3,315,000       3.8
                                ----------   ----------   ----------
                                    291      25,299,000      28.8
                                ----------   ----------   ----------

SERVICES
Automotive Service                   97       6,742,000       7.7
Child Care                          315      24,502,000      27.9
Health & Fitness                      1         360,000       0.4
Other                                12       4,895,000       5.6
Private Education                     3       1,000,000       1.2
                                ----------   ----------   ----------
                                    428      37,499,000      42.8
                                ----------   ----------   ----------
TOTALS                              887     $87,729,000     100.0%
                                ==========   ==========   ==========

                                                          Page 29
[FN]
(1) Annualized Rent is calculated by multiplying the monthly contractual base rent as of July 1, 1998 by 12 and adding the previous twelve month's historic percentage rent, which totaled $1.7 million, (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.


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

Approximately 99% of the properties in the portfolio are leased to tenants under net leases in which the tenant is responsible for property costs and expenses. These features in the leases reduce the Company's exposure to rising property expenses due to inflation.

Inflation and increased costs may have an adverse impact on the tenants if increases in the tenant's operating expenses exceed increases in revenue.


IMPACT OF ACCOUNTING PRONOUNCEMENTS
-----------------------------------

In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement
No. 133"). Statement No. 133 establishes accounting and reporting standards for derivative instruments.

The Company anticipates that the adoption of Statement No. 133 will not have a material effect on the financial position, results of operations or liquidity of the Company.







                                                          Page 30
PART II.  OTHER INFORMATION
---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Realty Income Corporation was held on May 5, 1998, at which two directors were elected to the board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                                        Authority
                     Year Term    Shares                 to vote
                      Expires    Voted For    Percent    withheld
                     ---------   ----------   -------   ---------
Roger P. Kuppinger      2001     18,566,031    70.2       151,855
Michael D. McKee        2001     18,562,151    70.1       155,735

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





                                                          Page 31
   4.3        First Supplemental Indenture dated as of
              May 28, 1997, between the Company and The Bank of
              New York (filed as Exhibit 4.3 to the Company's
              Form 8-B and incorporated herein by reference)

  10.1 Amended and restated credit agreement dated as of November 29, 1994 and restated as of December 30, 1997, filed herein

   27         Financial Data Schedule, filed herein

    B. One report on Form 8-K was filed by registrant during the quarter for which this report is filed.

        A report on Form 8-K was dated and filed June 29, 1998 reporting the implementation of a stockholders rights plan.



                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    REALTY INCOME CORPORATION

(Signature and Title)       /s/ GARY M. MALINO
Date: August 12, 1998       -------------------------------------
                            Gary M. Malino, Senior Vice President
                            Chief Financial Officer (Principal
                            Financial and Accounting Officer)


EXHIBIT INDEX


Exhibit No.     Description
===========     ===========

    10.1 Amended and restated credit agreement dated as of November 29, 1994 and restated as of December 30, 1997

    27          Financial Data Schedule