Form 10-Q
period 1998-09-30
REALTY INCOME CORP
filed 1998-11-13
CIK 726728

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q
                            =========

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended SEPTEMBER 30, 1998, or
                                       ==================

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

                       YES [X]     NO [ ]


There were 26,817,003 shares of common stock outstanding as of November 12, 1998.

                                                      Page 1
                   REALTY INCOME CORPORATION

                            Form 10-Q
                       September 30, 1998

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

Item 2:  Management's Discussion And Analysis Of
         Financial Condition And Results Of Operations......12-35


PART II. OTHER INFORMATION
==========================

Item 6:  Exhibits and Reports on Form 8-K...................36-37


SIGNATURE...................................................   37


EXHIBIT INDEX...............................................   37


EXHIBITS....................................................   38
















                                                           Page 2
PART I.  FINANCIAL INFORMATION
 ==============================

ITEM 1.  FINANCIAL STATEMENTS

            REALTY INCOME CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets
                    ===========================
             September 30, 1998 And December 31, 1997
          (dollars in thousands, except per share data)

                                            1998
                                       (Unaudited)        1997
                                       ===========     =========
ASSETS
Real estate, at cost:
  Land                                   $ 265,865     $ 214,342
  Buildings and improvements               570,563       485,455
                                         ---------     ---------
                                           836,428       699,797
  Less accumulated depreciation
    and amortization                      (165,980)     (152,206)
                                         ---------     ---------
    Net real estate                        670,448       547,591

Cash and cash equivalents                    2,788         2,123
Accounts receivable                          1,374         2,888
Due from affiliates                             --           348
Other assets                                 2,781         3,170
Goodwill, net                               20,208        20,901
                                         ---------     ---------
    TOTAL ASSETS                         $ 697,599     $ 577,021
                                         =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                    $   4,492     $   4,112
Accounts payable and accrued expenses        8,294         2,180
Other liabilities                            4,632         4,814
Lines of credit payable                    117,000        22,600
Notes payable                              110,000       110,000
                                         ---------     ---------
    TOTAL LIABILITIES                      244,418       143,706
                                         ---------     ---------



Continued on next page



                                                           Page 3
(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
             September 30, 1998 And December 31, 1997
          (dollars in thousands, except per share data)

                                            1998
                                       (Unaudited)        1997
                                       ===========     =========
Stockholders' equity
Preferred stock, par value
  $1.00 per share, 20,000,000 shares
  authorized, no shares issued
  or outstanding                                --            --
Common stock, par value $1.00 per
  share, 100,000,000 shares
  authorized, 26,816,885 and 25,698,464
  shares issued and outstanding in
  1998 and 1997, respectively               26,817        25,698
Paid in capital in excess of par value     609,678       582,450
Accumulated distributions
  in excess of net income                 (183,314)     (174,833)
                                         ---------     ---------
    TOTAL STOCKHOLDERS' EQUITY             453,181       433,315
                                         ---------     ---------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY               $ 697,599     $ 577,021
                                         =========     =========
















   The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                           Page 4

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements Of Income
                =================================
 For the three and nine months ended September 30, 1998 and 1997
          (dollars in thousands, except per share data)
                           (Unaudited)

                        Three       Three        Nine        Nine
                       Months      Months      Months      Months
                        Ended       Ended       Ended       Ended
                      9/30/98     9/30/97     9/30/98     9/30/97
                     ========    ========    ========    ========
REVENUE
  Rental             $ 21,814    $ 16,801    $ 61,325    $ 48,256
  Interest and other      155          42         233         190
                     --------    --------    --------    --------
                       21,969      16,843      61,558      48,446
                     --------    --------    --------    --------
EXPENSES
  Depreciation and
    amortization        5,630       4,706      16,083      13,654
  Interest              3,682       2,450       9,037       5,771
  General and
    administrative      1,667       1,338       4,843       3,923
  Property                497         409       1,396       1,262
  Provision for
    impairment losses      --          70          --         140
                     --------    --------    --------    --------
                       11,476       8,973      31,359      24,750
                     --------    --------    --------    --------
Income from
 operations            10,493       7,870      30,199      23,696
Gain on sales of
  properties               --         596         526       1,023
                     --------    --------    --------    --------
NET INCOME           $ 10,493    $  8,466    $ 30,725    $ 24,719
                     ========    ========    ========    ========

Basic and diluted net
  income per share   $   0.39    $   0.37    $   1.16    $   1.08
                     ========    ========    ========    ========





  The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                           Page 5

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
       For the nine months ended September 30, 1998 and 1997
                     (dollars in thousands)
                           (Unaudited)

                                            1998          1997
                                         =========     =========
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                               $  30,725     $  24,719
Adjustments to net income:
  Depreciation and amortization             16,083        13,654
  Provision for impairment losses               --           140
  Gain on sales of properties                 (526)       (1,023)
  Change in assets and liabilities:
    Accounts receivable and
      other assets                           1,935           901
    Accounts payable, accrued
      expenses and other liabilities         2,427         4,677
                                         ---------     ---------
    Net cash provided by
      operating activities                  50,644        43,068
                                         ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of properties            2,770         3,858
Acquisition of and additions
  to properties                           (136,784)     (114,190)
                                         ---------     ---------
    Net cash used in
      investing activities                (134,014)     (110,332)
                                         ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit               145,100        92,400
Payment of lines of credit                 (50,700)      (94,800)
Proceeds from notes issued                      --       109,152
Payments of distributions                  (38,826)      (32,586)
Proceeds from stock offering,
  net of offering costs of $109             28,392            --
Proceeds from stock options exercised           69           246
Payments to the defined benefit
  pension plan                                  --        (2,223)
Increase in other assets                        --          (286)
                                         ---------     ---------
    Net cash provided by
      financing activities                  84,035        71,903
                                         ---------     ---------

(Continued on next page)

                                                           Page 6
(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
               =====================================
      For the nine months ended September 30, 1998 And 1997
                     (dollars in thousands)
                           (Unaudited)

                                            1998          1997
                                         =========     =========
Net increase in cash and
  cash equivalents                             665         4,639
Cash and cash equivalents,
  beginning of period                        2,123         1,559
                                         ---------     ---------
Cash and cash equivalents,
  end of period                          $   2,788     $   6,198
                                         =========     =========

For supplemental disclosures, see note 10.

























   The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                           Page 7
              REALTY INCOME CORPORATION AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
              ==========================================
                         September 30, 1998
                            (Unaudited)

1.  Management Statement and General

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

2.  Property Acquisitions

During the first nine months of 1998, the Company invested $140.2 million in 99 new properties and properties under development with an initial aggregate contractual lease rate of 10.4%. The 99 properties are located in 34 states and contain approximately
1.0 million leasable square feet. The 99 properties are 100% leased under net leases, with an average initial lease term of
14.6 years.

During the first nine months of 1997, the Company invested $116.0 million in 64 new properties and properties under development with an initial aggregate contractual lease rate of 10.3%. The
64 properties are located in 24 states and contain approximately 969,700 leasable square feet. The 64 properties are 100% leased under net leases, with an average initial lease term of 14.7 years.

3.  Credit Facility Available for Acquisitions

The Company has a $150 million, three year, revolving, unsecured acquisition credit facility that expires in December 2000. The credit facility is from The Bank of New York, as agent, and several U.S. and non-U.S. banks. In November 1997, the Company obtained a $10 million unsecured line of credit with The Bank of New York, which was repaid and canceled in January 1998. As of September 30, 1998 and December 31, 1997, the outstanding balances on the credit facility and line of credit were $117.0 million and $22.6 million, respectively, with an effective interest rate of approximately 6.52% and 6.66%, respectively.



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

For the nine months ended September 30, 1998 and 1997, interest of $420,000 and $135,000 respectively, was capitalized on properties under construction. For the three months ended September 30, 1998 and 1997, interest of $186,000 and $53,000, respectively, was so capitalized.

4.  Common Stock Offerings

A. In March 1998, the Company issued 372,093 shares of common stock to a unit investment trust. The shares were issued at a net price to the Company of $25.53125 per share. The net proceeds of $9.5 million from the issuance were used to repay borrowings under the credit facility of $7.9 million and to acquire properties.

B. In February 1998, the Company issued 751,174 shares of common stock to a unit investment trust. The shares were issued at a net price to the Company of $25.295 per share. The net proceeds of $18.9 million from the issuance were used to repay borrowings under the credit facility.

5.  Distributions Paid and Payable

During the nine months ended September 30, 1998, the Company paid three monthly distributions of $0.16 per share, three monthly distributions of $0.1625 per share and three monthly distributions of $0.165 per share, totaling $1.4625 per share. For the nine months ended September 30, 1997, the Company paid nine monthly distributions of $0.1575 per share, totaling $1.4175 per share. As of September 30, 1998, a distribution of $0.1675 per share was declared and paid on October 15, 1998.

6.  Gain on Sales of Properties

For the three months ended September 30, 1998, no properties were sold. For the three months ended September 30, 1997, the Company sold two properties (one child care and one restaurant) for $1.0 million and recognized a gain of $596,000.

For the nine months ended September 30, 1998, the Company sold five properties (two child care centers, one multi-tenant location and two restaurants) for $2.8 million and recognized a gain of $526,000. For the nine months ended September 30, 1997,

                                                          Page 9
the Company sold nine properties (six restaurants, one multi-tenant and two child care centers) for $3.9 million and recognized a gain of $1.0 million.

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

The following is a reconciliation of the denominator of the basic net income per share computation to the denominator of the diluted net income per share computation, for the three and nine months ended September 30, 1998 and 1997 (net income was available to common shareholders for all periods presented):

                                           Three          Three
                                          Months         Months
                                           Ended          Ended
                                          9/30/98        9/30/97
                                        ----------     ----------
Weighted average shares used for
  the basic net income
  per share computation                 26,826,584     22,994,321
Incremental shares from the assumed
   conversion of stock options               8,034          5,215
                                        ----------     ----------
Adjusted weighted average shares
  used for diluted net income
  per share computation                 26,834,618     22,999,536
                                       ===========     ==========

                                           Nine          Nine
                                          Months        Months
                                           Ended         Ended
                                          9/30/98       9/30/97
                                        ----------    ----------
Weighted average shares used for
  the basic net income
  per share computation                 26,566,891    22,989,582
Incremental shares from the assumed
   conversion of stock options               9,035         3,623
                                        ----------    ----------
Adjusted weighted average shares
  used for diluted net income
  per share computation                 26,575,926    22,993,205
                                        ==========    ==========

                                                          Page 10
8.  Subsequent Event

On October 28, 1998, Realty Income issued $100 million of 8.25% unsecured senior notes due November 2008 (the "Notes"). The Notes were sold at par ($25.00). After taking into effect the results of the treasury interest rate lock agreement (see note
9), the effective interest rate to the Company on the Notes is 9.12%. The net proceeds from the issuance of the Notes were used to repay $96.0 million of outstanding borrowings under the Company's credit facility and for other corporate purposes. Interest on the Notes is payable monthly on the 15th of each month, commencing in December 1998. The Notes commenced trading on the New York Stock Exchange on November 3, 1998 under the symbol OUI.

9.  Derivative Financial Instrument

In May 1998, the Company entered into a treasury interest rate lock agreement to protect against the possibility of rising interest rates applicable to an anticipated debt offering (see note 8). Under the interest rate lock agreement, the Company was to receive or make a payment based on the differential between a specified interest rate, 5.726%, and the actual 10-year treasury interest rate on a notional principal amount of $100 million, at the end of six months. Based on the 10-year treasury interest rate at October 23, 1998 (the interest rate pricing date), the Company made a payment of $8.7 million in settlement of the agreement. The payment on the agreement is being amortized over 10 years (the life of the Notes, see note 8) as a yield adjustment to interest expense.

The Company had only limited involvement with this single derivative financial instrument and did not use it for trading purposes.

10.  Supplemental Disclosure of Cash Flow Information

Interest paid during the first nine months of 1998 and 1997 was $6.2 million and $2.3 million, respectively.

The following non-cash investing and financing activities are included in the accompanying financial statements:

As of September 30, 1998, investments in 11 properties under development resulted in the following (dollars in thousands):

     Increases in:
          Buildings              $3,743
          Accounts payable       $3,743




                                                          Page 11
As of September 30, 1998, the acquisition of three properties resulted in the following (dollars in thousands):

     Increases in:
          Land                   $1,724
          Building               $   77
          Other liabilities      $1,801

Receipt of shares in August 1998 as payment of the amount due from affiliates resulted in the following (dollars in thousands):

     Decreases in:
          Due from affiliate     $  350
          Common Stock           $   20
          Paid in Capital in
            excess of par value  $  413

     Increase in:
          Interest income        $   83


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events.

These forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

  -  Our anticipated growth strategies;
  -  Our intention to acquire additional properties;
  - Anticipated trends in our business, including trends in the market for long-term leases of freestanding, single tenant retail properties; and
  -  Future expenditures for development projects.

Additional factors that may cause risks and uncertainties include those discussed in "Business-Other Items" in our Annual Report on Form 10-K for the year ended December 31, 1997 (the "Annual Report") including the subheadings entitled "Competition for Acquisition of Real Estate", "Environmental Liabilities", "Taxation of the Company", "Effect of Distribution Requirements", "Real Estate Ownership Risk" and "Dependence on Key Personnel" and the section entitled "Management's Discussion and Analysis of

                                                          Page 12
Financial Condition and Results of Operations" in the Annual Report and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998 and in our Current Report on Form 8-K dated October 16, 1998.

We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events discussed might not occur. You should rely only on the information contained or incorporated by reference in this Report on Form 10-Q.


GENERAL
-------

Realty Income Corporation, a Maryland corporation ("Realty Income", the "Company", "our" or "we") was organized to operate as an equity real estate investment trust ("REIT"). We are a fully integrated self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. As of September 30, 1998, we owned a diversified portfolio of 920 retail properties located in 44 states with over 7.2 million square feet of leasable space. Of the 920 properties in the portfolio, 913 are single-tenant properties with the remainder being multi-tenant properties. As of September 30, 1998, 910 of the 913 single-tenant properties, or over 99%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.4 years. Net leases typically require the tenant to be responsible for property operating costs including property taxes, insurance and maintenance.

Our primary business objective is to generate a consistent and predictable level of funds from operations ("FFO") per share and distributions to stockholders. In addition, we generally will seek to increase FFO per share and distributions to stockholders through both active portfolio management and the acquisition of additional properties.

We also intend to pay distributions at a level greater than 95% of our taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gains) in order to meet REIT qualification requirements. We intend to use undistributed cash flow to fund additional acquisitions and for other corporate purposes.

Our portfolio management focus includes:
  - Contractual rent increases on existing leases;
  - Rental increases at the termination of existing leases when market conditions permit; and
  - The active management of the Company's property portfolio, including selective sales of properties.
                                                          Page 13
We generally pursue the acquisition of additional properties with the intention to lease such properties under long-term, net lease agreements with initial contractual base rent which, at the time of acquisition and as a percentage of acquisition costs, is in excess of our estimated cost of capital.

Our investment strategy is to acquire freestanding, single-tenant, retail properties leased to regional and national retail chains under long-term, net lease agreements. We typically acquire, and then lease back, retail store locations from chain store operators, providing capital to the operators for continued expansion and other corporate purposes. Our net lease agreements generally:

  - Are for initial terms of 10 to 20 years,
  - Require the tenant to pay a minimum monthly rent and property operating expenses (taxes, insurance and maintenance), and
  - Provide for future rent increases (typically subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenant's gross sales above a specified level.

In identifying new properties for acquisition, we classify retail tenants into three categories: venture, middle market, and upper market. Venture companies are those which typically offer a new retail concept in one geographic region of the country and operate between five and 50 retail outlets. Middle market retail chains are those which typically have 50 to 500 retail outlets, operations in more than one geographic region, have been successful through one or more economic cycles, have a proven, replicable concept, and an objective of further expansion. Upper market retail chains typically consist of companies with 500 or more stores that operate nationally in a mature retail concept. Upper market retain chains generally have strong operating histories and access to several sources of capital.

Realty Income has historically focused on acquiring properties leased to middle market retail chains which we believe are attractive for investment because:

  - They generally have overcome many of the operational and managerial obstacles that tend to adversely affect venture retailers;
  - They typically require capital to fund expansion but have more limited financing options;
  - Historically, they generally have provided us with attractive risk-adjusted returns over time, since their financial strength has in many cases tended to improve as their businesses have matured;
  - Their relatively large size allows them to spread corporate expenses among a greater number of stores; and


                                                          Page 14
  - Middle market retailers typically have the critical mass to survive if a number of locations have to be closed due to underperformance.

We recently expanded our investment focus to include upper market retail chains. We believe upper market retail chains can be attractive for investment because:

  - They typically are of a higher credit quality;
  - They are usually larger brand name, public and private retailers;
  - They utilize a larger building ranging in size from 10,000 to 50,000 square feet; and
  - They have the ability to grow because of access to capital which facilitates larger transaction sizes.

While our investment strategy focuses primarily on acquiring properties leased to middle and upper market retail chains, we also selectively seek incremental investment opportunities with venture market retail chains. Periodically, venture market opportunities arise where we feel that the real estate used by the tenant is of high quality and can be purchased at prices that are favorable in the marketplace. To meet our stringent investment standards, however, venture retail companies must have a well-defined retailing concept and strong financial prospects. These opportunities are examined on a case by case basis and we are highly selective in making investments in this area.

Since 1970 through June 30, 1998, we have acquired and leased back to regional and national retail chains 863 properties (including 34 properties that have been sold) and have collected in excess of 98% of the original contractual rent obligation on these properties. We believe that the long-term ownership of an actively managed, diversified portfolio of retail properties leased under long-term, net lease agreements produces consistent, predictable income and the potential for long-term share price appreciation. We believe that the income generated under long-term leases, coupled with the tenant's responsibility for property expenses under the net lease structure, generally produces a more predictable income stream than many other types of real estate portfolios.

Year 2000 Issue

Some of our existing computer programs identify a year by using only two digits instead of four, which could cause these programs to fail or create erroneous results beginning in the year 2000. This situation has been generally referred to as the Year 2000 issue. We have formed a project team to identify Year 2000 impacts, resolve Year 2000 problems, and implement compliance plans. Our Management Information Department has completed its inventory and assessment of Year 2000 implications

                                                          Page 15
for vendor-supplied software and hardware. We have no internally developed software. We have developed a plan for converting impacted items, and have begun the conversion. We believe that the costs of remediation associated with conversion and testing of our corporate level computer systems will be less than $30,000 and that remediation will be completed in the second quarter of 1999.

The second component of our Year 2000 compliance plan is to ensure that our significant tenants are assessed for Year 2000 compliance. We have initiated discussions with these significant tenants in order to assess their ability to successfully resolve the Year 2000 issue. Through
November 10, 1998, tenants representing approximately 60% of our revenue have confirmed that they are Year 2000 compliant or anticipate being compliant by the end of the first quarter of 1999. Due to the nature of the tenants' businesses, we do not believe the Year 2000 issue will materially impact the tenants' ability to pay rent. However, the failure of one or more tenants to pay rent as a result of the Year 2000 issue could have a material adverse effect on the Company's results of operations or financial position.

The third component of our Year 2000 compliance plan is to ensure that our significant vendors are assessed for Year 2000 compliance. We have initiated discussions with these significant vendors in order to assess their ability to successfully resolve the Year 2000 issue. Through
November 10, 1998, 50% of our significant vendors have confirmed that they are Year 2000 compliant or anticipate being compliant by the end of the second quarter of 1999. Our transfer agent anticipates being Year 2000 compliant by the end of 1998.

Upon completion of the Company's assessment and conversion program, we will consider the necessity of implementing a contingency plan to mitigate any adverse effects associated with the Year 2000 issue. Though we do not expect the Year 2000 issue to have a material adverse effect on our results of operations or financial position, there can be no assurances of that position.

Other Information

The Company's common stock is listed on the New York Stock Exchange under the symbol "O" and its central index key ("CIK") number is 726728 and its cusip number is 756109-104. We issued 10-year notes on October 28, 1998 which began trading on the NYSE on November 3, 1998 under the symbol "OUI". The cusip number of these notes is 756109-AA2.




                                                          Page 16
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash Reserves

Realty Income is organized to operate as an equity REIT which acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital reserves. At September 30, 1998, the Company had cash and cash equivalents totaling $2.8 million.

We believe that the Company's cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet our liquidity needs for the foreseeable future, except that we intend to utilize additional sources of capital to fund property acquisitions and repayment of our acquisition credit facility.

Capital Funding

Realty Income has a $150 million, three-year revolving, unsecured acquisition credit facility that expires in December 2000. The credit facility currently bears interest at 0.85% over the London Interbank Offered Rate ("LIBOR") and offers the Company other interest rate options. As of November 10, 1998, $119.4 million of borrowing capacity was available to the Company under the acquisition credit facility. At that time, the outstanding balance was $30.6 million with an effective interest rate of 6.18%. This credit facility has been and is expected to be used to acquire additional retail properties leased to regional and national retail chains under long-term lease agreements. Any additional borrowings will increase the Company's exposure to interest rate risk.

We expect to meet our long-term capital needs for the acquisition of properties through the issuance of public or private debt or equity. In August 1997, we filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $300 million in value of common stock, preferred stock and/or debt securities. Approximately $201.4 million in value of securities has been issued under the universal shelf registration statement through November 10, 1998, leaving $98.6 million available.

In October 1998, we issued $100 million of 8.25% unsecured senior notes due November 2008 (the "Notes"). The Notes were sold at par ($25.00). After taking into effect the results of the treasury interest rate lock agreement, which is described in the next paragraph, the effective rate to the Company on the Notes is 9.12%. The net proceeds from the issuance of the Notes were used

                                                          Page 17
to repay $96.0 million of outstanding borrowings under the Company's credit facility and for other corporate purposes. Interest on the Notes is payable monthly on the 15th of each month, commencing in December 1998. The Notes commenced trading on the New York Stock Exchange on November 3, 1998 under the symbol "OUI". The cusip number of the Notes is 756109-AA2.

In May 1998, we entered into a treasury interest rate lock agreement to protect against the possibility of rising interest rates applicable to an anticipated debt offering (discussed in the preceding paragraph). Under the interest rate lock agreement, we were to receive or make a payment based on the differential between a specified interest rate, 5.726%, and the actual 10-year treasury interest rate on a notional principal amount of $100 million, at the end of six months. Based on the 10-year treasury interest rate at October 23, 1998 (the interest rate pricing date), the Company made a payment of $8.7 million in settlement of the agreement. The payment on the agreement is being amortized over 10 years (the life of the Notes) as a yield adjustment to interest expense.

On March 30, 1998, we issued 372,093 shares of common stock at a net price to the Company of $25.53125 per share to a unit investment trust. The net proceeds were used to repay borrowings of $7.9 million under the acquisition credit facility and to acquire additional properties.

On February 23, 1998, we issued 751,174 shares of common stock at a net price to the Company of $25.295 per share to a unit investment trust. The net proceeds were used to repay borrowings of $18.9 million under the acquisition credit facility.

We received investment grade corporate credit ratings from Duff & Phelps Rating Company, Moody's Investor Service, Inc., and Standard & Poor's Rating Group in December 1996. Currently, Duff & Phelps has assigned a rating of BBB, Moody's has assigned a rating of Baa3, and Standard & Poor's has assigned a rating of BBB- to our senior debt. These ratings are subject to change based upon, among other things, the Company's results of operations and financial condition.

Property Acquisitions

During the third quarter of 1998, we acquired 33 retail properties located in 22 states and invested $38.2 million in new properties and properties under development (excluding estimated unfunded development costs on properties under construction at September 30, 1998 of $16.5 million). During the quarter, the Company also invested $36,000 in existing properties in its portfolio. During the third quarter of 1998, the Company added three new industries and five new retailers to its real estate
portfolio.   The 33 properties acquired will contain

                                                          Page 18
approximately 392,100 leasable square feet and are 100% leased under net leases, with an average initial lease term of 14.5 years. The weighted average annual unleveraged return on the cost of the 33 properties (including the estimated unfunded development cost of the properties under development) is estimated to be 10.6%, computed as the estimated contractual net operating income (which in the case of a net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by total acquisition and estimated development costs. Since it is possible that a tenant could default on the payment of contractual rent, no assurance can be given that the actual return on the cost of the 33 properties acquired in the third quarter of 1998 will not differ from the foregoing percentage.

During the first nine months of 1998, Realty Income acquired 99 retail properties located in 34 states and invested $140.2 million in new properties and properties under development (excluding estimated unfunded development costs on properties under construction at September 30, 1998 of $19.1 million) and selectively sold five properties, increasing the number of properties in its portfolio by 11.4% to 920 from 826 at December 31, 1997. During the first nine months of 1998, the Company added five new industries and 16 new retailers to its real estate portfolio. The Company also invested $110,000 in existing properties in its portfolio. The 99 properties acquired will contain approximately 1.0 million leasable square feet and are 100% leased under net leases, with an average initial lease term of 14.6 years. The weighted average annual unleveraged return on the cost of the 99 properties (including the estimated unfunded development cost of the properties under development) is estimated to be 10.4%, computed as the estimated contractual net operating income (which in the case of a net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by total acquisition and estimated development costs. Since it is possible that a tenant could default on the payment of contractual rent, no assurance can be given that the actual return on the cost of the 99 properties acquired in 1998 will not differ from the foregoing percentage.

Of the properties acquired during the first nine months of 1998, 84 were occupied as of November 10, 1998 and the remaining properties were pre-leased and under construction pursuant to contracts under which the tenant has agreed to develop the properties (with development costs funded by the Company) and to begin paying rent when the premises open for business. All of the properties acquired in 1998, including the properties under development, are leased with initial terms of 9 to 20 years.


                                                          Page 19
The following table summarized Realty Income's 1998 acquisition activity by quarter.

                              Initial        Approx.
                Properties   Lease Term     Leasable       Total
                 Acquired     (Years)      Square Feet    Invested
                ==========   ==========   ===========   ============
1st quarter          22          15.5        356,600    $ 51,812,000
2nd quarter          44          14.4        300,700      50,159,000
3rd quarter          33          14.5        392,100      38,210,000
--------------  ----------   ----------   -----------   ------------
Totals               99          14.6      1,049,400    $140,181,000
==============  ==========   ==========   ===========   ============

Distributions

Cash distributions paid during the first nine months of 1998 and 1997 were $38.8 million and $32.6 million, respectively.

During the first nine months of 1998, the Company paid three monthly distributions of $0.16 per share, three monthly distributions of $0.1625 per share and three monthly distributions of $0.1650 per share. Distributions for the first nine months of 1998 totaled $1.4625 per share. In April, July and October 1998, the monthly distributions were increased to $0.1625, $0.1650 and $0.1675 per share, respectively. In September, October and November 1998, the Company declared distributions of $0.1675 per share which were paid on October 15, 1998, and payable on November 16, 1998 and
December 15, 1998, respectively.

FUNDS FROM OPERATIONS ("FFO")
-----------------------------

FFO for the third quarter of 1998 increased by $3.47 million or 27.5% to $16.08 million versus $12.61 million during the third quarter of 1997.












                                                          Page 20
The following is a reconciliation of net income to FFO, and information regarding distributions paid and diluted weighted average number of shares outstanding for the third quarter of 1998 and 1997 (dollars in thousands):

                                            1998          1997
                                          --------      --------
Net income                              $   10,493    $    8,466
Plus depreciation and amortization           5,630         4,706
Plus provision for impairment loss              --            70
Less depreciation of furniture,
  fixtures and equipment and
  amortization of organization costs           (40)          (36)
Less gain on sales of properties                --          (596)
                                          --------      --------
Total Funds From Operations             $   16,083    $   12,610
                                          ========      ========

Cash Distributions Paid                 $   13,281    $   10,864
FFO in excess of Distributions          $    2,802    $    1,746
Diluted weighted average
  number of shares outstanding          26,834,618    22,999,536

FFO for the first nine months of 1998 increased by $8.73 million or 23.3% to $46.16 million versus $37.43 million during the same period of 1997.

The following is a reconciliation of net income to FFO, and information regarding distributions paid and diluted weighted average number of shares outstanding for the first nine months of 1998 and 1997 (dollars in thousands):

                                          1998          1997
                                       ----------    ----------
Net income                             $   30,725    $   24,719
Plus depreciation and amortization         16,083        13,654
Plus provision for impairment loss             --           140
Less depreciation of furniture,
  fixtures and equipment and
  amortization of organization costs         (119)          (60)
Less gain on sales of properties             (526)       (1,023)
                                         --------      --------
Total Funds From Operations            $   46,163    $   37,430
                                         ========      ========
Cash Distributions Paid                $   38,826    $   32,586
FFO in excess of Distributions         $    7,337    $    4,844
Diluted weighted average
  number of shares outstanding         26,575,926    22,993,205

                                                          Page 21
We consider FFO to be an appropriate measure of the performance of an equity REIT. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distribution payments. Presentation of this information provides the reader with an additional measure to compare the performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with such REITs may not be meaningful.

We define FFO as net income before gain on sales of properties, plus depreciation and amortization. In accordance with the recommendations of the National Association of Real Estate Investment Trusts ("NAREIT"), amortization of deferred financing costs is not added back to net income to calculate FFO. Amortization of financing costs are included in interest expense in the consolidated statements of income.

FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows from operating, investing, and financing activities as a measure of liquidity or ability to make cash distributions or to pay debt service.


RESULTS OF OPERATIONS
---------------------

The following is a comparison of our results of operations for the three and nine months ended September 30, 1998 to the three and nine months ended September 30, 1997.

Rental revenue was $21.81 million for the third quarter of 1998 versus $16.80 million for the comparable quarter of 1997, an increase of 29.8% or $5.01 million. The increase in rental revenue was primarily due to the acquisition of 195 properties during 1997 and the first nine months of 1998 (the "New Properties"). The New Properties generated revenue of $6.27 million in the third quarter of 1998 compared to $1.46 million in the third quarter of 1997, an increase of $4.81 million.

Rental revenue was $61.33 million for the first nine months of 1998 versus $48.26 million for the comparable period of 1997, an increase of 27.1% or $13.07 million. The increase in rental revenue was primarily due to the acquisition of the New Properties. The New Properties generated revenue of $15.01 million in the first nine months of 1998 compared to $2.25 million in the comparable period of 1997, an increase of $12.76 million.

Of the 920 properties in the portfolio as of September 30, 1998, 913 are single-tenant properties with the remaining properties

                                                          Page 22
being multi-tenant properties. Of the 913 single-tenant properties 910, or over 99%, were leased with an average remaining lease term (excluding extension options) of approximately 8.4 years. At September 30, 1998, 910 of the
Company's 913 single tenant properties were under leases that provide for increases in rents through:

  - Base rent increases tied to a consumer price index with adjustment ceilings;
  - Overage rent based on a percentage of the tenants' gross sales or,
  - Fixed increases.

Some leases contain more than one of these clauses. Percentage rent, which is included in rental revenue, was $228,000 during the third quarter of 1998 and $216,000 in the comparable quarter of 1997. Percentage rent during the first nine months of 1998 and 1997 was $503,000 and $586,000, respectively.

Same store rents generated on 717 properties owned during the entire first nine months of 1998 and 1997 increased by $597,000 or 1.3%, to $45.78 million from $45.18 million. Same store rents generated on the same 717 properties owned during the entire third quarter of 1998 and 1997 increased by $278,000 or 1.9%, to $15.38 million from $15.10 million.




























                                                          Page 23
The following tables represent Realty Income's rental revenue by industry (dollars in thousands):

                       Annualized Rent as of      Nine Months Ended
                        September 30, 1998        September 30, 1998
                       ---------------------     ---------------------
                       Rental(1)  Percentage     Rental     Percentage
Industry               Revenue     of Total      Revenue     of Total
--------------------   -------    ----------     -------    ----------
Apparel Stores         $ 3,927         4.2%      $ 2,479          4.0%
Automotive Parts         8,268         8.9         4,391          7.2
Automotive Service       6,845         7.4         4,680          7.6
Book Stores                450         0.5           338          0.5
Business Services          120         0.1            --           --
Child Care              25,298        27.2        18,023         29.4
Consumer Electronics     4,431         4.8         3,468          5.7
Convenience Stores       5,390         5.8         3,732          6.1
Drug Stores                235         0.2             1           --
Grocery Stores             742         0.8            --           --
Health & Fitness         1,239         1.3            --           --
Home Furnishings         8,064         8.7         4,768          7.8
Office Supplies          2,476         2.7         1,897          3.1
Pet Supplies & Services  1,375         1.5           289          0.5
Private Education        1,296         1.4           502          0.8
Restaurants             14,304        15.4        10,283         16.8
Shoe Stores                890         0.9           451          0.7
Video Rental             3,707         4.0         2,222          3.6
Other                    3,878         4.2         3,801          6.2
--------------------   -------       ------      -------        ------
   Total               $92,935       100.0%      $61,325        100.0%
====================   =======       ======      =======        ======

[CAPTION]
[FN]
(1) Annualized rental revenue is calculated by multiplying the monthly contractual base rent as of October 1, 1998 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million. For properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.








                                                          Page 24

                          Nine Months Ended
                         September 30, 1997
                        ---------------------
                         Rental    Percentage
Industry                Revenue     of Total
--------------------    -------    ----------
Apparel Stores          $    14          --%
Automotive Parts          4,295         8.9
Automotive Service        3,008         6.2
Book Stores                 273         0.6
Business Services            --          --
Child Care               17,776        36.8
Consumer Electronics      3,262         6.8
Convenience Stores        2,650         5.5
Drug Stores                  --          --
Grocery Stores               --          --
Health & Fitness             --          --
Home Furnishings          2,529         5.2
Office Supplies             596         1.2
Pet Supplies & Services      71         0.1
Private Education            --          --
Restaurants              10,066        20.9
Shoe Stores                  24         0.1
Video Rental                 36         0.1
Other                     3,656         7.6
--------------------    -------       ------
Totals                  $48,256       100.0%
====================    =======       ======

At September 30, 1998, the Company had three properties that were not under lease, as compared to three at June 30, 1998 and eight at December 31, 1997. At September 30, 1998, 917, or over 99%, of the 920 properties in the portfolio were under lease agreements with third party tenants.

Interest and other revenue during the third quarter of 1998 and 1997 totaled $155,000 and $42,000, respectively, an increase of $113,000. Interest and other revenue during the first nine months of 1998 and 1997 totaled $233,000 and $190,000, respectively, an increase of $43,000.

Depreciation and amortization was $5.6 million in the third quarter of 1998 versus $4.7 million in the comparable quarter of 1997 and $16.1 million for the first nine months of 1998 versus $13.7 million for the comparable nine months of 1997. The increase in 1998 was primarily due to depreciation of New Properties.


                                                          Page 25
Interest expense in the third quarter of 1998 increased by $1.2 million to $3.7 million, as compared to $2.5 million in the third quarter of 1997. The following is a summary of the five components of interest expense for the third quarter of 1998 and 1997 (dollars in thousands):

                                      1998        1997      Net Change
                                    --------    --------    ----------
Interest on outstanding
  loans and notes                   $ 3,742     $ 2,405       $ 1,337
Amortization of the gain on the
  1996 treasury lock agreement          (29)        (29)           --
Credit facility commitment fees          58          44            14
Amortization of credit facility
  origination costs and deferred
  bond financing costs                   97          83            14
Interest capitalized                   (186)        (53)         (133)
                                    --------    --------      --------
Totals                              $ 3,682     $ 2,450       $ 1,232
                                    ========    ========      ========

Interest on outstanding loans and notes was $1.3 million higher in the third quarter of 1998 than in 1997, due to an increase in the average outstanding balance, which was partially offset by a lower average interest rate. During the third quarter of 1998, the average outstanding balance and interest rate (after taking into affect amortization of the gain on the 1997 treasury lock agreement) on the 1997 notes and credit facility were $208.1 million and 7.08% as compared to $124.9 million and 7.50% during the third quarter of 1997. During the third quarter of 1998, the credit facility's average outstanding balance was $98.1 million and average interest rate was 6.52%. The credit facility's balance at September 30, 1998 was $117.0 million.

Interest expense for the first nine months of 1998 increased by $3.27 million to $9.04 million, as compared to $5.77 million in the comparable period of 1997. The following is a summary of the five components of interest expense for the first nine months of 1998 and 1997 (dollars in thousands):












                                                          Page 26

                                      1998        1997      Net Change
                                    --------    --------    ----------
Interest on outstanding
  loans and notes                   $ 9,085     $ 5,654     $   3,431
Amortization of the gain on the
  1996 treasury lock agreement          (86)        (46)          (40)
Credit facility commitment fees         171          99            72
Amortization of credit facility
  origination costs and deferred
  bond financing costs                  287         199            88
Interest capitalized                   (420)       (135)         (285)
                                    --------    --------    ----------
Totals                              $ 9,037     $ 5,771     $   3,266
                                    ========    ========    ==========

Interest on outstanding loans and notes was $3.4 million higher in the first nine months of 1998 than in 1997, due to an increase in the average outstanding balance, which was partially offset by a lower average interest rate. During the first nine months of 1998, the average outstanding balance and interest rate (after taking into affect amortization of the gain on the 1997 treasury lock agreement) on the 1997 notes and credit facility were $165.1 million and 7.29% as compared to $108.4 million and 7.35% during the comparable period of 1997. During the first nine months of 1998, the credit facility's average outstanding balance was $55.1 and average interest rate was 6.52%.

General and administrative expenses increased by $329,000 to $1.67 million in the third quarter of 1998 versus $1.34 million in the comparable quarter of 1997. The increase in general and administrative expenses was primarily due to an increase in property acquisition expenses and employee costs. General and administrative expenses as a percentage of revenue decreased to 7.6% in the third quarter of 1998 as compared to 7.9% in the comparable quarter of 1997. During 1997, the Company increased its number of employees to 47 from 35. The majority of the new employees work primarily on new property acquisitions and were hired during the second and third quarter of 1997. Realty Income has 49 employees as of November 10, 1998.

General and administrative expenses increased by $920,000 to $4.8 million in the first nine months of 1998 versus $3.9 million in the first nine months of 1997. The increase in general and administrative expenses was primarily due to an increase in property acquisition expenses and employee costs. General and administrative expenses as a percentage of revenue decreased to 7.9% in the first nine months of 1998 as compared to 8.1% in the first nine months of 1997.

                                                          Page 27
Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At September 30, 1998, three properties were available for lease, as compared to three at June 30, 1998 and eight at December 31, 1997.

Property expenses were $497,000 in the third quarter of 1998 and $409,000 in the third quarter of 1997, an increase of $88,000. The increase in property expenses was primarily attributable to the New Properties. It is anticipated that property expenses will increase as additional properties are acquired. Property expenses as a percentage of revenue decreased to 2.3% in the third quarter of 1998 as compared to 2.4% in the comparable quarter of 1997.

Property expenses were $1.4 million in the first nine months of 1998 and $1.3 million in the comparable period of 1997, an increase of $134,000. The increase in property expenses was primarily attributable to the New Properties. Property expenses as a percentage of revenue decreased to 2.3% in the first nine months of 1998 as compared to 2.6% in the comparable period of 1997.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. No charge was recorded for impairment loss during the first nine months of 1998. In the third quarter of 1997, a $70,000 charge was taken to reduce the net carrying value to its estimated fair value less costs to sell on one property because it became held for sale. During the first nine months of 1997, a $140,000 charge was taken on two properties. Both of these properties have been sold.

We sold no properties during the third quarter of 1998. During the third quarter of 1997, we sold two properties (one child care center and one restaurant) for $1.0 million and recognized a gain of $596,000.

During the first nine months of 1998, we sold five properties (two child care centers, one multi-tenant location and two restaurants) for a total of $2.8 million and recorded a gain of $526,000. During the first nine months of 1997, the Company sold nine properties (six restaurants, two child care centers and one multi-tenant location) for $3.9 million and recognized a gain of $1.0 million.



                                                          Page 28
In the third quarter of 1998, the Company had net income of $10.5 million versus $8.5 million in 1997. The $2.0 million increase in net income is primarily due to the increase in rental revenue from the New Properties of $4.8 million, which was partially offset by an increase of $2.5 million in the following expenses:

  - Depreciation and amortization of $924,000;
  - Interest expense of $1.2 million; and
  - General and administrative of $329,000.

In the first nine months of 1998, the Company had net income of $30.7 million versus $24.7 million in the comparable period of 1997. The $6.0 million increase in net income is primarily due to the increase in rental revenue from the New Properties of $12.8 million, which was partially offset by an increase of $6.6 million in the following expenses:

  - Depreciation and amortization of $2.4 million;
  - Interest expense of $3.3 million; and
  - General and administrative of $920,000.


PROPERTIES
----------

As of October 1, 1998, Realty Income owned a diversified portfolio of 920 properties in 44 states consisting of over 7.2 million square feet of leasable space. At October 1, 1998, approximately 99% of the properties were under net lease agreements. Net leases typically require the tenant to be responsible for property operating costs including property taxes, insurance and maintenance.

Our properties are retail locations primarily leased to regional and national retail chain store operators. The average leasable retail space of the 920 properties is approximately 7,900 square feet on approximately 47,800 square feet of land. Generally, buildings are single-story properties with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to sufficient population base to constitute a sufficient market or trade area for the retailer's business.

The following table sets forth certain information regarding the Company's properties as of October 1, 1998, classified according to the business of the respective tenants.






                                                          Page 29

                                   Approximate               Percent of
                        Number of   Leasable    Annualized   Annualized
Industry               Properties  Square Feet   Rent (1)       Rent
--------------------   ----------  -----------  -----------  ---------
Apparel Stores                  5      228,900  $ 3,927,000      4.2%
Automotive Parts              121      676,100    8,268,000      8.9
Automotive Service             98      325,100    6,845,000      7.4
Book Stores                     1       30,000      450,000      0.5
Business Services               1        7,500      120,000      0.1
Child Care                    321    2,064,200   25,298,000     27.2
Consumer Electronics           37      559,200    4,431,000      4.8
Convenience Stores             61      168,200    5,390,000      5.8
Drug Stores                     1       11,300      235,000      0.2
Grocery                         2       67,700      742,000      0.8
Health & Fitness                2       70,700    1,239,000      1.3
Home Furnishings               35    1,016,300    8,064,000      8.7
Office Supplies                 8      198,400    2,476,000      2.7
Pet Supplies & Services         7      117,700    1,375,000      1.5
Private Education               4       77,100    1,296,000      1.4
Restaurants                   173      869,200   14,304,000     15.4
Shoe Stores                     3       44,100      890,000      0.9
Video Rental                   29      215,600    3,707,000      4.0
Other                          11      547,100    3,878,000      4.2
--------------------   ----------  -----------  -----------  ---------
TOTALS                        920    7,294,400  $92,935,000    100.0%
====================   ==========  ===========  ===========  =========

[FN]
(1) Annualized Rent is calculated by multiplying the monthly contractual base rent as of October 1, 1998 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million, (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

Of the 920 properties in the portfolio at October 1, 1998, 913 were single-tenant properties with the remaining properties being multi-tenant properties. As of October 1, 1998, 910 of the 913 single-tenant properties, or over 99%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.4 years.

The following table sets forth certain information regarding the timing of the lease term expirations (excluding extension options) on the Company's 910 net leased, single-tenant retail properties as of October 1, 1998.

                                                          Page 30

                                               Percent of
           Number of                             Total
            Leases           Annualized        Annualized
Year       Expiring       Base Rent(1)(2)      Base Rent
------     ---------      ---------------      ----------
1999           30         $  1,297,000              1.5%
2000           38            1,973,000              2.3
2001           48            4,076,000              4.6
2002           79            6,346,000              7.2
2003           68            5,273,000              6.0
2004          111            9,137,000             10.4
2005           81            5,900,000              6.7
2006           28            2,429,000              2.8
2007           92            5,870,000              6.7
2008           61            5,084,000              5.8
2009           17            1,347,000              1.5
2010           38            3,258,000              3.7
2011           37            5,119,000              5.8
2012           52            5,872,000              6.7
2013           65           11,884,000             13.6
2014            5              571,000              0.7
2015           30            5,209,000              5.9
2016           13            1,978,000              2.3
2017           11            4,107,000              4.7
2018            6              959,000              1.1
------     ---------      ---------------      ----------
Totals        910         $ 87,689,000            100.0%
======     =========      ===============      ==========
</TABLE

(1) Annualized base rent is calculated by multiplying the monthly contractual base rent as of October 1, 1998 for each of the properties by 12. For properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property. Annualized base rent does not include percentage rents (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level), if any, that may be payable under leases covering certain properties. Percentage rent for the previous 12 months totaled $1.7 million.

(2) This table does not include seven multi-tenant properties and three vacant, unleased single-tenant properties owned by the Company. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

The following table sets forth certain state-by-state information regarding the properties owned by the Company as of October 1, 1998.
                                                          Page 31

                                    Approximate               Percent of
                Number of  Percent   Leasable    Annualized   Annualized
State          Properties  Leased   Square Feet   Rent (1)       Rent
-------------- ----------  -------  -----------  -----------  ----------
Alabama                 8    100%       56,600   $   537,000      0.6%
Arizona                29     99       193,500     2,667,000      2.9
Arkansas                4    100        31,100       551,000      0.6
California             56     94     1,034,000    11,244,000     12.1
Colorado               41    100       228,500     3,409,000      3.7
Connecticut             9    100       216,300     2,825,000      3.0
Delaware                1    100         5,400        72,000      0.1
Florida                58    100       581,900     6,298,000      6.8
Georgia                48    100       298,800     4,162,000      4.5
Idaho                  12    100        58,500       857,000      0.9
Illinois               29    100       202,200     2,582,000      2.8
Indiana                24    100       130,000     1,694,000      1.8
Iowa                    9    100        60,600       574,000      0.6
Kansas                 20    100       202,500     2,253,000      2.4
Kentucky               13    100        43,500     1,092,000      1.2
Louisiana               5    100        39,600       515,000      0.6
Maryland                7    100        42,900       658,000      0.7
Massachusetts           7    100        53,000       966,000      1.0
Michigan                8    100        52,300       772,000      0.8
Minnesota              18    100       126,900     1,945,000      2.1
Mississippi            15    100       148,500     1,137,000      1.2
Missouri               31    100       186,100     2,316,000      2.5
Montana                 2    100        30,000       296,000      0.3
Nebraska                9    100        93,700     1,134,000      1.2
Nevada                  7    100        86,400     1,333,000      1.4
New Hampshire           1    100         6,400       125,000      0.1
New Jersey              3    100        39,800       533,000      0.6
New Mexico              3    100        12,000       107,000      0.1
New York                9    100       170,600     3,596,000      3.8
North Carolina         29    100       151,100     2,466,000      2.7
Ohio                   65    100       324,200     5,218,000      5.6
Oklahoma               16    100        94,200     1,167,000      1.3
Oregon                 17    100        92,400     1,258,000      1.4
Pennsylvania           19    100       140,900     1,950,000      2.1
South Carolina         23    100        93,000     1,523,000      1.6
South Dakota            1    100         6,100        84,000      0.1
Tennessee              21    100       195,100     2,326,000      2.5
Texas                 141    100     1,136,700    11,552,000     12.4
Utah                    7    100        45,400       594,000      0.6
Virginia               29    100       133,200     2,744,000      3.0
Washington             43    100       252,600     3,409,000      3.7

(continued on next page)


                                                          Page 32
(continued)

                                    Approximate               Percent of
                Number of  Percent   Leasable    Annualized   Annualized
State          Properties  Leased   Square Feet   Rent (1)       Rent
-------------- ----------  -------  -----------  -----------  ----------
West Virginia           2    100        16,800       147,000      0.2
Wisconsin              17    100       161,000     1,979,000      2.1
Wyoming                 4    100        20,100       268,000      0.3
-------------- ----------  -------  -----------  -----------  ----------
Totals                920     99%    7,294,400   $92,935,000    100.0%
============== ==========  =======  ===========  ===========  ==========

[FN]
(1) Annualized Rent is calculated by multiplying the monthly contractual base rent as of October 1, 1998 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million, (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table sets forth certain information regarding the properties owned by the Company as of October 1, 1998, classified according to the business of the respective tenants.

                                Number of    Annualized   Percent of
                                Properties    Rent (1)     Revenue
                                ----------   ----------   ----------
GOODS
Apparel Stores                           5  $ 3,927,000       4.2%
Automotive Parts                        80    4,808,000       5.2
Book Stores                              1      450,000       0.5
Consumer Electronics                    37    4,431,000       4.8
Drug Stores                              1      235,000       0.2
Grocery                                  2      742,000       0.8
Home Furnishings                        35    8,064,000       8.7
Office Supplies                          8    2,476,000       2.7
Pet Supplies                             2      455,000       0.5
Shoe Stores                              3      890,000       0.9
                                ----------   ----------   ----------
                                       174   26,478,000      28.5
                                ----------   ----------   ----------

(continued on next page)


                                                          Page 33
(continued)

                                Number of    Annualized   Percent of
                                Properties    Rent (1)     Revenue
                                ----------   ----------   ----------
GOODS WITH SERVICES
Automotive Parts                        41    3,460,000       3.7
Business Services                        1      120,000       0.1
Convenience Stores                      61    5,390,000       5.8
Pet Supplies & Services                  5      920,000       1.0
Restaurants                            173   14,304,000      15.4
Video Rental                            29    3,707,000       4.0
                                ----------   ----------   ----------
                                       310   27,901,000      30.0
                                ----------   ----------   ----------

SERVICES
Automotive Service                      98    6,845,000       7.4
Child Care                             321   25,298,000      27.2
Health & Fitness                         2    1,239,000       1.3
Other                                   11    3,878,000       4.2
Private Education                        4    1,296,000       1.4
                                ----------   ----------   ----------
                                       436   38,556,000      41.5
                                ----------   ----------   ----------
TOTALS                                 920  $92,935,000     100.0%
                                ==========   ==========   ==========

[FN]
(1) Annualized Rent is calculated by multiplying the monthly contractual base rent as of October 1, 1998 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million, (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

IMPACT OF INFLATION
-------------------

Tenant leases generally provide for limited increases in rent as a result of increases in the tenant's sales volumes, increases in the consumer price index, and/or fixed increases. Management expects that inflation will cause these lease provisions to result in increases in rent over time. However, during times when inflation is greater than increases in rent as provided for in the leases, rent increases may not keep up with the rate of inflation.

                                                          Page 34
Approximately 99% of the properties in the portfolio are leased to tenants under net leases in which the tenant is responsible for property costs and expenses. These features in the leases reduce the Company's exposure to rising property expenses due to inflation.

Inflation and increased costs may have an adverse impact on the tenants if increases in the tenant's operating expenses exceed increases in revenue.


IMPACT OF ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED
--------------------------------------------------------------

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"). Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that enterprises selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for fiscal periods beginning after December 15, 1997.

In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expense as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133 establishes accounting and reporting standards for derivative instruments. Statement No. 133 is effective for all fiscal quarters beginning after June 15, 1999.

The Company anticipates that the adoption of SOP 98-5 and Statement Nos. 131 and 133 will not have a material effect on the financial position, results of operations or liquidity of the Company.







                                                          Page 35
PART II.  OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.  Exhibits:

Exhibit No.   Description
===========   ===========
   3.1        Articles of Incorporation of the Company (filed as
              Appendix B to the Company's Proxy Statement dated
              March 28, 1997 ("1997 Proxy Statement") and incorporated herein by reference).

   3.2        Articles Supplementary of the Class A Junior
              Participating Preferred Stock of Realty Income
              Corporation (filed as an exhibit to Realty Income's registration statement on Form 8-A, dated June 26, 1998, and incorporated herein by reference).

   3.3        Bylaws of the Company (filed as Appendix C to the
              Company's 1997 Proxy Statement and incorporated herein by reference).

   4.1        Pricing Committee Resolutions and Form of 7.75%
              Notes due 2007 (filed as Exhibit 4.2 to the
              Company's Form 8-K dated May 5, 1997 and incorporated herein by reference).

   4.2 Indenture dated as of May 6, 1997 between the Company and The Bank of New York (filed as Exhibit
              4.1 to the Company's Form 8-K dated May 5, 1997 and incorporated herein by reference).

   4.3        First Supplemental Indenture dated as of
              May 28, 1997, between the Company and The Bank of
              New York (filed as Exhibit 4.3 to the Company's
              Form 8-B and incorporated herein by reference).

   4.4 Rights Agreement, dated as of June 25, 1998, between Realty Income Corporation and The Bank of New York (filed as an exhibit to the Company's registration statement on Form 8-A, dated June 26, 1998, and incorporated herein by reference).

   4.5 Pricing Committee Resolutions (filed as an exhibit to Realty Income's Form 8-K, dated October 27, 1998 and incorporated herein by reference).

   4.6 Form of 8.25% Notes due 2008 (filed as an exhibit to Realty Income's Form 8-K, dated October 27, 1998 and incorporated herein by reference).

                                                          Page 36

   4.7 Form of Indenture dated as of October 28, 1998 between Realty Income and The Bank of New York (filed as an exhibit to Realty Income's Form 8-K, dated October 27, 1998 and incorporated herein by reference).

   27         Financial Data Schedule, filed herein

    B. No reports on Form 8-K were filed by registrant during the quarter for which this report is filed.

        A report on Form 8-K dated October 27, 1998 was filed on October 28, 1998 reporting the issuance of $100.0 million, 8.25%, 10-year notes due in November 2008.

        A report on Form 8-K dated October 15, 1998 was filed on October 16, 1998 setting forth risks associated with the Company.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    REALTY INCOME CORPORATION

(Signature and Title)       /s/ GARY M. MALINO
Date: November 12, 1998     -------------------------------------
                            Gary M. Malino, Senior Vice President
                            Chief Financial Officer (Principal
                            Financial and Accounting Officer)



EXHIBIT INDEX


Exhibit No.     Description
===========     ===========

    27          Financial Data Schedule