Form 10-K
period 1998-12-31
REALTY INCOME CORP
filed 1999-03-24
CIK 726728

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-K
                               =========

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended December 31, 1998

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

     Securities registered pursuant to Section 12 (b) of the Act:

                                              Name of Each Exchange
       Title of Each Class                    On Which Registered
   -----------------------------------       -----------------------
   Common Stock, $1.00 Par Value             New York Stock Exchange
   Preferred Stock Purchase Rights           New York Stock Exchange
   8.25% Monthly Income Senior Notes,
     due 2008                                New York Stock Exchange
   -----------------------------------       -----------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At March 10, 1999 the aggregate market value of the Registrant's shares of common stock, $1.00 par value, held by non-affiliates of the Registrant was $561,716,000, at the New York Stock Exchange closing price of $21.75.

There were 26,822,326 shares of common stock outstanding at March 10, 1999.

Documents incorporated by reference: Part III, Item 10, 11 and 12 incorporate by reference certain specific portions of the definitive proxy statement for Realty Income Corporation's Annual Meeting to be held on May 5, 1999, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report.


FORWARD-LOOKING STATEMENTS
--------------------------

This annual report on Form 10-K (the "Annual Report"), including documents incorporated herein by reference, contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Annual Report, the words estimated, anticipated and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

    -  Our anticipated growth strategies;
    -  Our intention to acquire additional properties;
    - Anticipated trends in our business, including trends in the market for long-term net leases of freestanding, single tenant retail properties;
    -  Future expenditures for development projects; and
    -  Availability of capital to finance our business.

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

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, the forward-looking events discussed in this Annual Report might not occur.


                     REALTY INCOME CORPORATION
                       Index To Form 10-K
                       ==================
                                                             Page
                                                             ----
PART I
   Item 1:   Business.........................................  4
   Item 2:   Properties....................................... 25
   Item 3:   Legal Proceedings................................ 26
   Item 4:   Submission of Matters to a
             Vote of Security Holders......................... 26

PART II
   Item 5:   Market for the Registrant's Common
             Equity and Related Stockholder Matters........... 27
   Item 6:   Selected Financial Data.......................... 28
   Item 7:   Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations....................................... 29
   Item 7A:  Quantitative and Qualitative Disclosures about
             Market Risk...................................... 40
   Item 8:   Financial Statements and Supplementary Data...... 41
   Item 9:   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure...........153

PART III
   Item 10:  Directors and Executive Officers
             of the Registrant................................153
   Item 11:  Executive Compensation...........................153
   Item 12:  Security Ownership of Certain
             Beneficial Owners and Management.................154
   Item 13:  Certain Relationships and Related
             Transactions.....................................154

PART IV
   Item 14:  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K..........................154

SIGNATURES....................................................158
EXHIBIT INDEX.................................................160

PART I
======

ITEM 1:  BUSINESS
-----------------
                              THE COMPANY
                              ===========

Realty Income Corporation, a Maryland corporation ("Realty Income", the "Company", "our" or "we") was organized to operate as an equity real estate investment trust ("REIT"). We are a fully integrated, self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. As of December 31, 1998, we owned a diversified portfolio of 970 retail properties located in 45 states with over 7.8 million square feet of leasable space. Of the 970 properties in the portfolio, 963 are single-tenant retail properties with the remainder being multi-tenant properties. As of December 31, 1998, 958, or 99.5%, of the 963 single-tenant properties were leased with an average remaining lease term (excluding extension options) of approximately 8.6 years.

Our primary business objective is to generate dependable monthly dividends from a consistent and predictable level of funds from operations ("FFO") per share. Additionally, we generally will seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. We also seek to lower the ratio of distributions to stockholders as a percentage of FFO in order to allow internal cash flow to be used to fund additional acquisitions and for other corporate purposes while paying dividends that are sufficient to maintain our status as a REIT for federal income tax purposes.

Our portfolio management focus includes:
     -  Contractual rent increases on existing leases;
     - Rental increases at the termination of existing leases when market conditions permit; and
     - The active management of the Company's property portfolio, including selective sales of properties.

Our acquisition of additional properties adheres to a focused strategy of acquiring primarily:
     -  Freestanding, single-tenant, retail properties;
     -  Properties leased to regional and national retail chains; and
     - Properties under long-term, net lease agreements with initial contractual base rent which, at the time of acquisition and as a percentage of acquisition costs, is in excess of the Company's estimated cost of capital.

We typically acquire, then lease back, retail store locations from chain store operators, providing capital to the operators for continued expansion and other corporate purposes. Our acquisitions and investment activities are concentrated in well-defined target markets and focus generally on middle-market retailers providing goods and services that satisfy basic consumer needs.

  Our net lease agreements usually:
    -  Are for initial terms of 10 to 20 years;
    - Require the tenant to pay a minimum monthly rent and property operating expenses (taxes, insurance and maintenance); and
    - Provide for future rent increases (typically subject to ceilings) based on increases in the consumer price index, additional rent calculated as a percentage of the tenant's gross sales above a specified level or fixed increases.

Realty Income was formed on September 9, 1993 in the State of Delaware and reincorporated in Maryland in May 1997. Realty Income commenced operations as a REIT on August 15, 1994 through the merger of 25 public and private real estate limited partnerships with and into the Company. Each of the partnerships was formed between 1970 and 1989 for the purpose of acquiring and managing long-term, net leased properties.

The five senior officers of the Company, who have each managed our properties and operations for between eight and 13 years, owned 0.9% of the Company's outstanding common stock with a market value of $5.4 million as of March 2, 1999. The directors and five senior officers of the Company, as a group, owned 2.9% of the Company's outstanding common stock with a market value of $17.6 million as of March 2, 1999.

Realty Income's common stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "O", our central index key ("CIK") number is 726728 and cusip number is 756109-104.

In October 1998, we issued 8.25% Monthly Income Senior Notes due 2008, which began trading on the NYSE on November 3, 1998 under the ticker symbol "OUI". The cusip number of these notes is 756109-AA2.

Realty Income has 50 employees as of March 1, 1999.


                          RECENT DEVELOPMENTS
                          ===================

ACQUISITION OF 149 PROPERTIES DURING 1998. During 1998, we continued implementing our growth plan, which is intended to increase our funds from operations per share. As part of our plan, we acquired 149 additional properties (the "New Properties"), and selectively sold five properties, increasing the number of properties in the portfolio by 17.4% to 970 properties at December 31, 1998 from 826 properties at December 31, 1997.

During 1998, we invested $193.4 million in New Properties and properties under development (excluding estimated unfunded development costs on properties under construction at December 31, 1998 of $19.7 million). The weighted average annual unleveraged return on the $193.4 million invested in 1998 is estimated to be 10.4%, computed as estimated contractual net operating income (which in the case of a net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs of each property. Since it is possible that a tenant could default on the payment of contractual rent, no assurance can be given that the actual return on the funds invested will not differ from the foregoing percentage.

The New Properties are located in 38 states, will contain approximately 1.6 million leasable square feet and are 100% leased under net leases, with an average initial lease term of 14.9 years. Of the New Properties, 133 were occupied as of March 1, 1999 and the remaining properties were pre-leased and under construction pursuant to contracts under which the tenants have agreed to develop the properties (with development costs funded by the Company) and to begin paying rent when the premises open for business.

INCREASE IN MONTHLY DISTRIBUTION. In April, July and October 1998, and January 1999, the monthly distributions were increased $0.0025 to $0.1625, $0.165, $0.1675 and $0.17 per share, respectively. Realty Income continues its policy of paying distributions monthly. During 1998, the Company paid three distributions of $0.16 per share, three distributions of $0.1625 per share, three distributions of $0.165 per share, and three distributions of $0.1675 per share. Distributions for 1998 totaled $1.965 per share. In December 1998, January 1999 and February 1999, the Company declared distributions of $0.17 per share, which were paid on January 18, 1999, February 16, 1999 and March 15, 1999, respectively. The monthly distribution of $0.17 per share represents a current annualized distribution of $2.04 per share, and an annualized distribution yield of approximately 9.0% based on the last reported sale price of the Company's Common Stock on the NYSE of $22.5625 on March 2, 1999. Although we expect to continue our policy of paying monthly distributions, there can be no assurance that the current level of distributions will be maintained by the Company or as to the actual distribution yield for any future period.

UNSECURED REVOLVING CREDIT FACILITY. In November 1998, we amended our revolving credit facility agreement (the "Credit Facility") to:

    - Increase the amount available for borrowing from $150 million to $170 million; and
    - Extended the maturity date as to $118 million of credit availability from December 2000 to December 2001.

The increase in the amount available for borrowing under the revolving Credit Facility should enable us to continue to implement our growth strategy of acquiring additional properties and funding expenditures for development projects. As of March 2, 1999, we had $90.9 million available for borrowing under the Credit Facility. At that time, the outstanding balance was $79.1 million with an effective interest rate of 6.0%.

COMMON STOCK OFFERINGS. In March 1998, we issued 372,093 shares of common stock to a unit investment trust at a net price to the Company of $25.531 per share, based on a 5% discount to the then market price of $26.875 per share. The net proceeds of $9.5 million were used to repay borrowings of $7.9 million under the Credit Facility and to acquire additional properties.

In February 1998, we issued 751,174 shares of common stock to a unit investment trust at a net price to the Company of $25.295 per share, based on a 5% discount to the then market price of $26.625. The net proceeds of $18.9 million were used to repay borrowings under the Credit Facility.

NOTES OFFERING. In January 1999, we issued $20 million of 8.00% unsecured senior notes due 2009 (the "1999 Notes"). The 1999 Notes were sold at 98.757% of par to yield 8.10%. The proceeds from the offering were used to pay down bank borrowings and for other corporate purposes. Currently, there is no formal trading market for the 1999 Notes and we have not listed and do not intend to list the 1999 Notes on any securities exchange.

In October 1998, we issued $100 million of 8.25% Monthly Income Senior Notes due 2008 (the "1998 Notes"). The 1998 Notes are unsecured and were sold at par ($25.00). After taking into effect the results of an U.S. Treasury interest rate lock agreement, the effective rate to us is 9.12%. The proceeds from the offering were used to pay down $96.0 million of our bank borrowings and will allow us to continue our strategic property acquisition activities. Interest on the 1998 Notes is payable monthly on the 15th of each month.


                 BUSINESS PHILOSOPHY AND STRATEGY
                 ================================

INVESTMENT PHILOSOPHY. We believe that the long-term ownership of an actively managed, diversified portfolio of retail properties under long-term, net lease agreements produces consistent, predictable income. Under a net lease agreement, the tenant agrees to pay a minimum monthly rent and property operating expenses (taxes, maintenance, and insurance) plus, typically, future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenant's gross sales above a specified level. We believe that long-term leases, coupled with the tenant's responsibility for property expenses, generally produce a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

INVESTMENT STRATEGY. In identifying new properties for acquisition, we focus on providing expansion capital to retail chains by acquiring, then leasing back, their retail store locations. We classify retail tenants into three categories: venture, middle market, and upper market. Venture companies are those which typically offer a new retail concept in one geographic region of the country and operate between five and 50 retail outlets. Middle market retail chains are those which typically have 50 to 500 retail outlets, operations in more than one geographic region, have been successful through one or more economic cycles, and have a proven, replicable concept. The upper market retail chains typically consist of companies with 500 or more stores, operating nationally in a proven mature retail concept. Upper market retail chains generally have strong operating histories and access to several sources of capital.

Realty Income primarily focuses on acquiring properties leased to middle market retail chains which we believe are attractive for investment because:

    - They generally have overcome many of the operational and managerial obstacles that tend to adversely affect venture retailers;
    - They typically require capital to fund expansion but have more limited financing options;
    - They generally have provided us with attractive risk-adjusted returns over time since their financial strength has in many cases tended to improve as their businesses have matured;
    - Their relatively large size allows them to spread corporate expenses across a greater number of stores; and
    - Middle market retailers typically have the critical mass to survive if a number of locations have to be closed due to underperformance.

In 1998, we expanded our investment focus to include upper market retail chains and have made some acquisitions on a selective basis. We believe upper market retail chains can be attractive for investment because:

    -  They typically are of a higher credit quality;
    -  They are usually larger brand name, public and private retailers;
    - They utilize a larger building ranging in size from 10,000 to 50,000 square feet; and
    - Their ability to grow because of access to capital facilitates larger transaction sizes.

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

CREDIT STRATEGY. Realty Income principally provides sale leaseback financing primarily to less than investment grade retail chains. Since 1970 and through December 31, 1998, Realty Income has acquired and leased back to regional and national retail chains 944 properties (including
34 properties that have been sold) and has collected in excess of 98% of the original contractual rent obligations on those properties. We believe that within this market we can achieve an attractive risk adjusted return on the financing that we provide to retailers.

We believe that the primary financial obligations of most retailers typically include their bank and other debt, payment obligations to suppliers and real estate lease obligations. Because we own the land and buildings on which the tenant conducts its retail business, we believe that the risk of default on the retailers' lease obligations is less than the retailers' unsecured general obligations. It has been our experience that since retailers must retain their profitable retail locations in order to survive in the event of reorganization they are less likely to reject a lease for a profitable location, which would terminate their right to use the property. Thus, as the property owner, we believe we will fare better than unsecured creditors of the same retailer in the event of reorganization. In addition, Realty Income believes that the risk of default on the real estate leases can be further mitigated by monitoring the performance of the retailers' individual unit locations and selling those units that are weaker performers.

In order to qualify for inclusion in our portfolio, new property acquisitions must meet stringent investment and credit requirements. The properties must generate attractive current yields, and the tenant must meet our credit standards. We have established a three-part analysis that examines each potential investment based on:

    -  Industry, company, market conditions and credit profile;
    -  Location profitability, if profitability data is available; and
    - Overall real estate characteristics, value, and comparative rental rates.

Companies that have been approved for acquisitions are generally those with fifty or more retail stores which are located in highly visible areas, with easy access to major thoroughfares and attractive demographics.

ACQUISITION STRATEGY. We seek to invest in industries in which several, well-organized, regional and national chains are capturing market share through service, quality control, economies of scale, mass media advertising, and selection of prime retail locations. We execute our acquisition strategy by acting as a source of capital to regional and national retail chain stores in a variety of industries by acquiring, then leasing back, their retail store locations. We undertake thorough research and analysis to identify appropriate industries, tenants, and property locations for investment. In selecting real estate for potential investment, we generally seek to acquire properties that have the following characteristics:

    -  Freestanding, commercially zoned property with a single tenant;
    - Properties that are important retail locations for regional and national retail chains;
    - Properties that are located within attractive demographic areas relative to the business of their tenants, with high visibility and easy access to major thoroughfares; and
    - Properties that can be purchased with the simultaneous execution or assumption of long-term, net lease agreements, providing the opportunity for both current income and future rent increases.

PORTFOLIO MANAGEMENT STRATEGY. The active management of the property portfolio is an essential component of our long-term strategy. We continually monitor our portfolio for changes that could affect the performance of the industries, tenants, and locations in which we have invested. The portfolio is analyzed on an ongoing basis with a view towards optimizing performance and returns. Realty Income's investment committee is made up of our Chief Executive Officer, President and three Senior Vice Presidents. Our investment committee meets weekly to review industry research, tenant research and property due diligence, and significant portfolio management activities. This monitoring typically includes ongoing review and analysis of:

    -  The performance of various tenant industries;
    - The operation, management, business planning, and financial condition of the tenants; and
    - The health of the individual markets in which we own properties, from both an economic and real estate standpoint.

CAPITAL MARKETS STRATEGY. We have a $170 million revolving, unsecured acquisition Credit Facility. As of March 2, 1999, the outstanding balance on the Credit Facility was $79.1 million with an effective interest rate of approximately 6.0%. A commitment fee of 0.15% per annum accrues on the total credit commitment. We are and have been in compliance with the various leverage and interest coverage ratio limitations required by the Credit Facility. The Credit Facility has been and is expected to be used to acquire additional retail properties leased to regional and national retail chains under long term net lease agreements.

We utilize our Credit Facility as a vehicle for the short-term financing of the acquisition of new properties. When outstanding borrowings under the Credit Facility reach a certain level (generally in the range of $75 to $150 million), we intend to refinance those borrowings with the net proceeds of long-term or permanent financing, which may include the issuance of common stock, preferred stock, convertible preferred stock, debt securities or convertible debt securities. However, there can be no assurance that we will be able to effect any such refinancing or that market conditions prevailing at the time of refinancing will enable us to issue equity or debt securities upon acceptable terms. We believe that we are best served by a conservative capital structure, with a majority of our capital consisting of equity. As of December 31, 1998, our total outstanding Credit Facility borrowings and outstanding notes were $294.8 million or approximately 30.6% of our total capitalization (defined as shares of our common stock outstanding multiplied by the last reported sales price of the common stock on the NYSE on December 31, 1998 of $24.875 per share plus the outstanding borrowings on the Credit Facility and outstanding notes at December 31, 1998).

We received investment grade credit ratings from Duff & Phelps Credit Rating Company, Moody's Investor Service, Inc., and Standard & Poor's Rating Group in December 1996. Currently, Duff & Phelps has assigned a rating of BBB, Moody's has assigned a rating of Baa3, and Standard & Poor's has assigned a rating of BBB- to our senior debt. These ratings could change based upon, among other things, our results of operations and financial condition.

COMPETITIVE STRATEGY. We believe that, to utilize our investment philosophy and strategy most successfully, we must seek to maintain the following competitive advantages:

 - Size and Type of Investment Properties: We believe that smaller ($500,000 to $10,000,000) retail net leased properties represent an attractive investment opportunity in today's real estate environment. Due to the complexities of acquiring and managing a large portfolio of relatively small assets, we believe that these types of properties have not experienced significant institutional participation or the corresponding yield reduction experienced by larger income producing properties. We believe the less intensive day to day property management required by net lease agreements, coupled with the active management of a large portfolio of smaller properties by us, is an effective investment strategy.

   The tenants of our freestanding retail properties generally provide goods and services which satisfy basic human needs. In order to grow and expand, they generally need capital. Since the acquisition of real estate is typically the single largest capital expenditure of many of these retailers, Realty Income's method of purchasing the property and then leasing it back under a net lease arrangement allows the retail chain to free up capital.

- Investment in New Industries: Though we specialize in single-tenant properties, we will seek to further diversify our portfolio among a variety of industries. We believe that diversification will allow us to invest in industries that are currently growing and have characteristics we find attractive. These characteristics include, but are not limited to, industries dominated by local operators where regional and national chain operators can gain market share and dominance through more efficient operations, as well as industries taking advantage of major demographic shifts in the population base. For example, in the early 1970s, Realty Income targeted the fast food industry to take advantage of the country's increasing desire to dine away from home, and in the early 1980s, we targeted the child day care industry, responding to the need for professional child care as more women entered the work force. During 1998, we added eight new industries to our portfolio. The eight new industries are Business Services, Craft and Novelty, Drug Stores, General Merchandise, Grocery Stores, Health and Fitness,
   Home Improvement, and Private Education, bringing the total number of industries in our portfolio to 21.

- Diversification: Diversification of the portfolio by industry type, tenant and geographic location is key to our objective of providing predictable investment results for our stockholders. As we expand we will seek to further diversify our portfolio. During 1998, 20 new retail chains and two new states were added to our portfolio, bringing the total number of retail chains in our portfolio to 65 and the total number of states to 45.

- Management Specialization: We believe that our management's specialization in single tenant retail properties operated under net lease agreements is important to meeting our objectives. We plan to maintain this specialization and will seek to employ and train high quality professionals in this specialized area of real estate ownership, finance and management.

- Technology: We intend to stay at the forefront of technology in our efforts to efficiently and economically carry out our operations. We maintain a sophisticated information system that allows us to analyze our portfolio's performance and actively manage our investments. We believe that technology and information based systems will play an increasingly important role in our competitiveness as an investment manager and source of capital to a variety of industries and tenants.


                               PROPERTIES
                               ==========

As of January 1, 1999, we owned a diversified portfolio of 970 properties located in 45 states with over 7.8 million square feet of leasable space. At January 1, 1999, approximately 99% of the properties were under net lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

Our net leased retail properties are primarily leased to regional and national retail chain store operators. The average leasable retail space of the 970 properties is approximately 8,100 square feet on approximately 48,000 square feet of land. Generally, buildings are single-story properties with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to a sufficient population base to constitute a suitable market or trade area for the retailer's business.

The following table sets forth certain information regarding our properties as of January 1, 1999, classified according to the business of the respective tenants:

                                          Approximate
                           Number of        Leasable        Annualized
   Industry                Properties     Square Feet        Rent (1)
===================        ==========     ============     ===========
Apparel Stores                  5            228,900       $ 3,927,000
Automotive Parts              128            733,300         8,693,000
Automotive Service             97            309,200         6,623,000
Book Stores                     1             30,000           450,000
Business Services               1              7,500           122,000
Child Care                    321          2,064,200        25,640,000
Consumer Electronics           37            559,200         4,431,000
Convenience Stores             61            168,200         5,417,000
Craft and Novelty               1             28,100           152,000
Drug Stores                     1             11,300           235,000
General Merchandise            10            222,200           658,000
Grocery Stores                  2             67,700           789,000
Health and Fitness              2             70,700         1,202,000
Home Furnishings               35          1,016,300         6,717,000
Home Improvement               26            193,400         3,137,000
Office Supplies                 8            198,400         2,476,000
Pet Supplies and Services       7            117,900         1,399,000
Private Education               5             85,400         1,530,000
Restaurants                   175            876,500        14,351,000
Shoe Stores                     3             44,100           890,000
Video Rental                   33            244,500         4,252,000
Other                          11            547,100         5,263,000
                           ----------    ------------       ----------
    Totals                    970          7,824,100       $98,354,000
                           ==========    ============      ===========

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of January 1, 1999 for each of the properties by 12 and adding the 1998 historical percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table represents Realty Income's rental revenue by industry:

                         Annualized Rent as          For the Year Ended
                         of January 1, 1999          December 31, 1998
                       ------------------------    -----------------------
                        Rental(1)    Percentage      Rental     Percentage
Industry                 Revenue      of Total       Revenue     of Total
--------------------   -----------   ----------   ------------  ----------
Apparel Stores         $ 3,927,000      4.0%      $  3,461,000     4.1%
Automotive Parts         8,693,000      8.8          6,593,000     7.8
Automotive Service       6,623,000      6.7          6,333,000     7.5
Book Stores                450,000      0.5            512,000     0.6
Business Services          122,000      0.1             20,000       *
Child Care              25,640,000     26.1         24,765,000    29.2
Consumer Electronics     4,431,000      4.5          4,616,000     5.4
Convenience Stores       5,417,000      5.5          5,175,000     6.1
Craft and Novelty          152,000      0.2              1,000       *
Drug Stores                235,000      0.2             59,000     0.1
General Merchandise        658,000      0.7             17,000       *
Grocery Stores             789,000      0.8             34,000       *
Health and Fitness       1,202,000      1.2            102,000     0.1
Home Furnishings         6,717,000      6.8          6,629,000     7.8
Home Improvement         3,137,000      3.2              9,000       *
Office Supplies          2,476,000      2.5          2,543,000     3.0
Pet Supplies & Services  1,399,000      1.4            512,000     0.6
Private Education        1,530,000      1.6            759,000     0.9
Restaurants             14,351,000     14.6         13,768,000    16.2
Shoe Stores                890,000      0.9            673,000     0.8
Video Rental             4,252,000      4.3          3,185,000     3.8
Other                    5,263,000      5.4          5,110,000     6.0
--------------------   -----------  ---------     ------------  --------
Totals                 $98,354,000    100.0%       $84,876,000   100.0%
====================   ===========  =========     ============  ========
*  Less than 0.1%

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of January 1, 1999 for each of the properties by 12 and adding the 1998 historical percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table represents Realty Income's rental revenue by industry:

                          For the Year Ended        For the Year Ended
                          December 31, 1997         December 31, 1996
                        ----------------------   -----------------------
                          Rental     Percentage    Rental     Percentage
Industry                  Revenue     of Total     Revenue     of Total
--------------------    -----------  ----------  -----------  ----------
Apparel Stores          $   496,000     0.7%      $       --       --%
Automotive Parts          6,142,000     9.1        5,966,000     10.5
Automotive Service        4,332,000     6.4        2,706,000      4.8
Book Stores                 368,000     0.5               --       --
Business Services                --      --               --       --
Child Care               24,284,000    35.9       23,854,000     42.0
Consumer Electronics      4,388,000     6.5          507,000      0.9
Convenience Stores        3,738,000     5.5        2,647,000      4.6
Craft and Novelty                --      --               --       --
Drug Stores                      --      --               --       --
General Merchandise              --      --               --       --
Grocery Stores                   --      --               --       --
Health and Fitness               --      --               --       --
Home Furnishings          3,812,000     5.6        2,496,000      4.4
Home Improvement                 --      --               --       --
Office Supplies           1,123,000     1.7               --       --
Pet Supplies & Services     134,000     0.2               --       --
Private Education                --      --               --       --
Restaurants              13,416,000    19.8       13,836,000     24.4
Shoe Stores                 107,000     0.2               --       --
Video Rental                373,000     0.6               --       --
Other                     4,900,000     7.3        4,765,000      8.4
--------------------    -----------  -------     -----------   -------
Totals                  $67,613,000   100.0%     $56,777,000    100.0%
====================    ===========  =======     ===========   =======

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of January 1, 1999 for each of the properties by 12 and adding the 1998 historical percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

Of the 970 properties in the portfolio at January 1, 1999, 963 were single-tenant properties with the remaining properties being multi-tenant properties. As of January 1, 1999, 958 of the 963 single-tenant properties, or 99.5%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.6 years.

The following table sets forth certain information regarding the timing of the initial lease term expirations (excluding extension options) on our 958 net leased, single-tenant retail properties as of January 1, 1999.

                                                            Percent of
                 Number of               Annualized         Annualized
  Year       Leases Expiring (2)         Rent (1)(2)           Rent
========     ==================       ================      ==========
  1999               31                 $ 1,585,000             1.7%
  2000               37                   2,026,000             2.2
  2001               47                   3,922,000             4.2
  2002               79                   6,532,000             7.0
  2003               68                   5,625,000             6.0
  2004              111                   9,297,000             9.9
  2005               81                   5,950,000             6.4
  2006               28                   2,475,000             2.7
  2007               93                   6,395,000             6.8
  2008               63                   5,469,000             5.9
  2009               17                   1,396,000             1.5
  2010               38                   2,914,000             3.1
  2011               38                   5,471,000             5.8
  2012               52                   5,872,000             6.3
  2013               91                  14,964,000            16.0
  2014               11                   1,356,000             1.5
  2015               27                   3,627,000             3.9
  2016               13                   1,985,000             2.1
  2017               11                   4,100,000             4.4
  2018               19                   1,845,000             2.0
  2019                3                     579,000             0.6
                 ---------            --------------         --------
  Total             958                 $93,385,000           100.0%
                 =========            ==============         ========

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of January 1, 1999 for each of the properties by 12 and adding the 1998 historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

(2) This table does not include seven multi-tenant properties and five vacant, unleased single-tenant properties owned by the Company. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

The following table sets forth certain state-by-state information regarding Realty Income's portfolio at January 1, 1999.

                                   Approximate             Percent of
               Number of  Percent   Leasable   Annualized  Annualized
State         Properties   Leased  Square Feet  Rent (1)      Rent
===========   ==========  =======  =========== ===========  =========
Alabama             8       100%      56,600   $   547,000      0.6%
Arizona            29        99      193,500     2,681,000      2.7
Arkansas            4       100       31,100       551,000      0.6
California         61        95    1,078,600    13,396,000     13.6
Colorado           42       100      250,700     3,543,000      3.6
Connecticut        10       100      223,800     2,976,000      3.0
Delaware            1       100        5,400        72,000      0.1
Florida            69        99      678,600     7,213,000      7.3
Georgia            49       100      306,400     4,351,000      4.4
Idaho              12       100       58,500       847,000      0.9
Illinois           30       100      209,000     2,725,000      2.8
Indiana            24       100      130,000     1,723,000      1.8
Iowa                9       100       60,600       574,000      0.6
Kansas             22       100      231,000     2,438,000      2.5
Kentucky           13       100       43,500     1,089,000      1.1
Louisiana           5       100       39,600       521,000      0.5
Maryland            8       100       48,300       718,000      0.7
Massachusetts       7       100       53,000       981,000      1.0
Michigan           10       100       66,200       931,000      0.9
Minnesota          24       100      260,800     2,374,000      2.4
Mississippi        15       100      148,500     1,137,000      1.2
Missouri           31       100      184,300     2,327,000      2.4
Montana             2       100       30,000       291,000      0.3
Nebraska            9       100       93,700     1,125,000      1.1
Nevada              7       100       86,400     1,316,000      1.3
New Hampshire       1       100        6,400       127,000      0.1
New Jersey          3       100       39,800       354,000      0.4
New Mexico          4       100       23,800       265,000      0.3
New York           10       100      177,200     3,434,000      3.5
North Carolina     31       100      164,800     2,781,000      2.8
North Dakota        1       100       22,000        65,000      0.1
Ohio               66       100      331,200     5,317,000      5.4
Oklahoma           17       100      102,600     1,318,000      1.3
Oregon             17       100       92,400     1,219,000      1.2
Pennsylvania       22       100      161,600     2,195,000      2.2
South Carolina     23       100       93,000     1,538,000      1.6
South Dakota        1       100        6,100        84,000      0.1
Tennessee          22       100      202,600     2,306,000      2.3
Texas             147        99    1,190,700    11,481,000     11.7
Utah                9       100       58,200       805,000      0.8
Virginia           29       100      133,200     2,810,000      2.9
Washington         43       100      252,600     3,369,000      3.4
West Virginia       2       100       16,800       147,000      0.1
Wisconsin          17       100      160,900     2,022,000      2.1
Wyoming             4       100       20,100       270,000      0.3
                ------    ------   ---------   -----------   -------
Totals/Average    970        99%   7,824,100   $98,354,000    100.0%
                ======    ======   =========   ===========   =======
                                                                 Page 17

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of January 1, 1999 for each of the properties by 12 and adding the 1998 historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table sets forth certain information regarding the properties owned by Realty Income as of January 1, 1999, classified according to the business of the respective tenants.

                                                          Percent of
                                Number of    Annualized   Annualized
                                Properties    Rent (1)       Rent
                                ----------   ----------   ----------
TENANTS SELLING GOODS
Apparel Stores                        5     $ 3,927,000       4.0%
Automotive Parts                     81       4,708,000       4.8
Book Stores                           1         450,000       0.5
Consumer Electronics                 37       4,431,000       4.5
Craft and Novelty                     1         152,000       0.2
Drug Stores                           1         235,000       0.2
General Merchandise                  10         658,000       0.7
Grocery Stores                        2         789,000       0.8
Home Furnishings                     35       6,717,000       6.8
Home Improvement                     12       1,333,000       1.3
Office Supplies                       8       2,476,000       2.5
Pet Supplies                          2         455,000       0.5
Shoe Stores                           3         890,000       0.9
                               ----------    ----------   ----------
                                    198      27,221,000      27.7
                               ----------    ----------   ----------
TENANTS SELLING GOODS AND SERVICES
Automotive Parts                     47       3,985,000       4.1
Business Services                     1         122,000       0.1
Convenience Stores                   61       5,417,000       5.5
Home Improvement                     14       1,805,000       1.8
Pet Supplies and Services             5         943,000       1.0
Restaurants                         175      14,351,000      14.6
Video Rental                         33       4,252,000       4.3
                               ----------    ----------   ----------
                                    336      30,875,000      31.4
                               ----------    ----------   ----------



(table continued)


(continued)                                               Percent of
                                Number of    Annualized   Annualized
                                Properties    Rent (1)       Rent
                                ----------   ----------   ----------
TENANTS PROVIDING SERVICES
Automotive Service                   97       6,623,000       6.6
Child Care                          321      25,640,000      26.1
Health and Fitness                    2       1,202,000       1.2
Other                                11       5,263,000       5.4
Private Education                     5       1,530,000       1.6
                               ----------    ----------   ----------
                                    436      40,258,000      40.9
                               ----------    ----------   ----------
TOTALS                              970     $98,354,000     100.0%
                               ==========    ==========   ==========

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of January 1, 1999 for each of the properties by 12 and adding the 1998 historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

DESCRIPTION OF LEASING STRUCTURE. At January 1, 1998, approximately 99% of the Company's properties were leased pursuant to net leases. In most cases, the leases:
    - Were for initial terms of from 10 to 20 years and the tenant has an option to extend the initial term;
    - In general, the leases require the tenant to pay property taxes, insurance, and expenses of maintaining the property;
    - Generally provide for a minimum base rent plus future increases (typically subject to ceilings) based on increases in the consumer price index, additional rent based upon the tenant's gross sales above a specified level (i.e., percentage rent) or fixed increases. Where leases provide for rent increases based on increases in the consumer price index, generally such increases permanently become part of the base rent. Where leases provide for percentage rent, this additional rent is typically payable only if the tenant's gross sales for a given period (usually one year) exceed a specified level, and then is typically calculated as a percentage of only the amount of gross sales in excess of such level.

Matters Pertaining to Certain Properties and Tenants
----------------------------------------------------

Five of our properties were vacant as of January 1, 1999 (all of which are single-tenant properties) and available for lease. Two of the vacant properties were previously leased to Levitz Furniture (discussed below), one to a restaurant operator, one to a convenience store operator, and one to an automotive parts store operator. One of the vacant Levitz Furniture locations was leased in January 1999. As of January 1, 1999, 32 of our properties, which were under lease, were vacant and available for sublease by the tenant. All of these tenants were current with their rent and other obligations.

Our two largest tenants are Children's World Learning Centers and La Petite Academy, which accounted for approximately 16.6% and 11.1%, respectively, of our rental revenue for the year ended December 31, 1998. No other tenant comprised 10% or more of our rental revenue. In general, a downturn in the industry represented by these tenants, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in this industry, which in turn could materially adversely affect our financial position and results of operations and our ability to make distributions to stockholders and debt service payments. In addition, a substantial number of our properties are leased to middle market retail chains which generally have more limited financial and other resources than certain upper market retail chains, and therefore are more likely to be adversely affected by a downturn in their respective business or in the regional or national economy generally.

Our tenants in the child care and restaurant industries accounted for approximately 29.2% and 16.2%, respectively, of our rental revenue for the year ended December 31, 1998. A downturn in any of these industries generally, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in those industries, which in turn could materially adversely affect our financial position and results of operations and our ability to make distributions to stockholders and debt service payments.

On September 5, 1997, Levitz Furniture filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. Levitz Furniture had occupied four of our properties: two in California, one in Texas and one in Florida. Levitz elected to discontinue operations in the regions that include the states of Texas and Florida. As a result of leaving those markets, in November 1998 Levitz returned the Texas and Florida properties to us. In January 1999, two months after we regained possession, we signed a 10-year lease agreement with Fujitsu Network Communications on the Texas property. The new lease calls for immediate commencement of rent and results in a higher rent per square foot and a higher return on our total investment than the prior Levitz lease had generated. We believe that the demand in the market for the Florida property will allow us to find a suitable replacement tenant. The two California Levitz stores owned by Realty Income are currently open and operating, and Levitz continues to be current on its rental obligations to us. While Levitz Furniture has paid its most recent rental payments, there can be no assurance that Levitz Furniture will continue to pay rent for the remainder of the lease terms for the two California Levitz properties.

Development of Certain Properties
---------------------------------

Of the 149 New Properties we acquired in 1998, 133 were occupied as of March 1, 1999 and the remaining 16 were pre-leased and under construction pursuant to contracts under which tenants or developers have agreed to develop the properties (with development costs funded by us) with rent commencing when the premises open for business. In the case of development properties, we either enter into an agreement with a tenant pursuant to which the tenant retains a contractor to construct the improvements and we fund the costs of such development or we fund a developer who constructs the improvements. In either case, there is an executed lease and there is a requirement to complete the construction on a timely basis, generally within eight months after we purchase the land. Generally, the tenant or developer is required to pay construction cost overruns to the extent they exceed the construction budget by more than a predetermined amount. We also enter into a lease with the tenant at the time the Company purchases the land, which generally requires that the tenant begin paying base rent, calculated as a percentage of our acquisition cost for the property, including construction costs and capitalized interest, when the premises open for business. During 1998, the Company acquired 33 development properties, 17 of which have been completed, were operating and paying rent as of March 1, 1999. We will continue to seek to acquire land for development under similar arrangements.


                       DISTRIBUTION POLICY
                       ===================

Distributions are paid to our stockholders on a monthly basis if, as and when declared by our Board of Directors. The March 1999 distribution of $0.17 per share represents a current annualized distribution of $2.04 per share, and an annualized distribution yield of approximately 9.0% based on the last reported sale price of $22.5625 of our common stock, on the NYSE on March 2, 1999. In order to maintain our tax status as a REIT for federal income tax purposes, we are generally required to distribute dividends to our stockholders aggregating annually at least 95% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains). In 1998, our distributions totaled 104.0% of our REIT taxable income. We intend to continue to make distributions to our stockholders that are sufficient to meet this requirement.

Future distributions by us will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"), our debt service requirements and such other factors as the Board of Directors may deem relevant. In addition, the Credit Facility contains financial covenants which could limit the amount of distributions payable by the Company in the event of a deterioration in the results of operations or financial condition of the

Company, and which prohibit the payment of distributions on the common stock in the event that the Company fails to pay when due (subject to any applicable grace period) any principal or interest on borrowings under the Credit Facility.

Distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income. Distributions in excess of such earnings and profits generally will be treated as a non-taxable reduction in the stockholders' basis in its stock to the extent of such basis, and thereafter as a gain from the sale of such stock. Approximately 3.8% of the distributions made or deemed to have been made in 1998 were classified as a return of capital for federal income tax purposes. We are unable to predict the portion of 1999 or future distributions which may be classified as a return of capital since such amount depends on our taxable income for the entire year.


                              OTHER ITEMS
                              ===========

COMPETITION FOR ACQUISITION OF REAL ESTATE. We face competition in the acquisition, operation and sale of property. We expect such competition from:
    - Businesses;
    - Individuals;
    - Fiduciary accounts and plans; and
    - Other entities engaged in real estate investment.

Some of these competitors are larger than we are and have greater financial resources. This competition may result in a higher cost for properties that we wish to purchase.

The tenants leasing our properties generally face significant competition from other operators. This competition may adversely impact:

    - That portion, if any, of the rental stream to be paid to us based on a tenant's revenues; and
    -  The tenants' results of operations or financial condition.

ENVIRONMENTAL LIABILITIES. Investments in real property can create a potential for environmental liability. An owner of property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We face such liability regardless of:
    - Our knowledge of the contamination;
    - The timing of the contamination;
    - The cause of the contamination; or
    - The party responsible for the contamination of the property.

We are not aware of any material environmental problems at this time; however, there may be environmental problems associated with our properties that we are unaware of. In that regard, a number of our properties are leased to operators of oil change and tune-up facilities, and convenience stores that sell petroleum-based fuels. These facilities, or other of our properties, utilize, or may have utilized in the past, underground tanks for the storage of petroleum-based or waste products which could create a potential for release of hazardous substances.

The presence of hazardous substances on a property may adversely affect our ability to sell such property and we may incur substantial remediation costs. Although our leases generally require our tenants to operate in compliance with all applicable federal, state and local laws, ordinances and regulations and to indemnify us against any environmental liabilities arising from the tenant's activities on the property, we could nevertheless be subject to strict liability by virtue of our ownership interest, and there can be no assurance that our tenants would satisfy their indemnification obligations under the leases.

We believe that our properties comply in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products.

We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our present properties. Nevertheless, if environmental contamination should exist, we could be subject to strict liability by virtue of our ownership interest.

Since December 1996, the Company has maintained an environmental insurance policy on the property portfolio. Based upon the 970 properties in the portfolio at December 31, 1998, the cost of the insurance is expected to be approximately $90,000 during 1999. The limit of the policy is $10 million for each loss and $25 million in the aggregate, with a $100,000 deductible. There is a sublimit on properties with underground storage tanks of $1 million per occurrence and $5 million in the aggregate, with a deductible of $25,000.

TAXATION OF THE COMPANY. We believe that we have operated, and we intend to continue to operate, so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year ended December 31, 1994. Although we believe that we are in compliance with all REIT qualification rules and we are organized and operate as a REIT, we can not completely assure you that we will continue to be so organized or that we will be able to operate in a manner so as to qualify or remain so qualified.

Qualification as a REIT involves the satisfaction of numerous requirements under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations, and the determination of various factual matters and circumstances not entirely within our control.

We cannot assure you that legislation, new regulations, administrative interpretations or court decisions will leave unchanged the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualifications.

If we were to fail to qualify as a REIT in any taxable year:

    - We would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;
    - We would not be allowed a deduction in computing our taxable income for amounts distributed to our stockholders;
    - We would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would substantially reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability for the years involved; and
    - We would no longer be required to make distributions to stockholders.

Even if we qualify for and maintain our REIT status, we are subject to certain federal, state and local taxes on our income and property. For example, if we have net income from a prohibited transaction, such income will be subject to a 100% tax.

EFFECT OF DISTRIBUTION REQUIREMENTS. To maintain our status as a REIT for federal income tax purposes, we generally are required to distribute to our stockholders at least 95% of our taxable income each year. This taxable income is determined without regard to the dividends paid deduction and by excluding net capital gains.

We are also subject to tax at regular corporate rates to the extent that we distribute less than 100% of our taxable income (including net capital gains) each year.

In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for such calendar year, 95% of our capital gain net income for the calendar year, and any amount of such income that was not distributed in prior years.

We intend to continue to make distributions to our stockholders to comply with the distribution requirements of the Code and to reduce exposure to federal income taxes and the nondeductible excise tax.

Differences in timing between the receipt of income and the payment of expenses in arriving at taxable income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

DILUTION OF COMMON STOCK. Our future growth will depend in large part upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of holders of common stock. Likewise, our Board of Directors is authorized to cause us to issue preferred stock of any class or series (with such dividends and voting and other rights as the Board of Directors may determine). Accordingly, the Board of Directors may authorize the issuance of preferred stock with voting, dividend and other similar rights that could dilute, or otherwise adversely affect, the interests of holders of Common Stock.

REAL ESTATE OWNERSHIP RISKS. We are subject to all of the general risks associated with the ownership of real estate. In particular we face the risk that rental revenue from the properties will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. Additional real estate ownership risks include:

     -  Adverse changes in general or local economic conditions;
     -  Changes in supply of or demand for similar or competing properties;
     -  Changes in interest rates and operating expenses;
     -  Competition for tenants;
     -  Changes in market rental rates;
     -  Inability to lease properties upon termination of existing leases;
     -  Renewal of leases at lower rental rates;
     - Inability to collect rents from tenants due to financial hardship, including bankruptcy;
     - Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;
     -  Uninsured property liability;
     -  Property damage or casualty losses;
     - Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws; and
     -  Acts of God and other factors beyond the control of our management.


DEPENDENCE ON KEY PERSONNEL. We depend on the efforts of our executive officers and key employees. The loss of the services of our executive officers and key employees could have a material adverse effect on our operations.


ITEM 2:  PROPERTIES
-------------------

Information pertaining to our properties can be found under Item 1.

ITEM 3:  LEGAL PROCEEDINGS
--------------------------

The Company is subject to certain claims and lawsuits, the outcome of which are not determinable at this time. In the opinion of management, any liability that might be incurred by the Company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the Company's consolidated financial statements taken as a whole.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to stockholders during the fourth quarter of the fiscal year.

PART II
=======

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
----------------------------------------------------------

A. The stock of the Company is traded on the New York Stock Exchange under the ticker symbol "O." The following table shows the high and low sales prices per share for the Common Stock as reported by the New York Stock Exchange composite tape, and distributions declared per share of common stock by Realty Income for the periods indicated.

                              Price Per Share
                              of Common Stock
                            -------------------    Distributions
1998                          High        Low       Declared (1)
-----------------------------------------------------------------
First quarter               $27.1875    $25.2500       $0.4825
Second quarter               27.2500     25.4375        0.4900
Third quarter                27.3750     23.4375        0.4975
Fourth quarter               25.6875     23.9375        0.5050
                                                       -------
                                                       $1.9750
                                                       =======
1997
-----------------------------------------------------------------
First quarter               $26.625     $23.000        $0.4725
Second quarter               26.500      22.625         0.4725
Third quarter                27.813      25.438         0.4725
Fourth quarter               27.438      23.750         0.4775
                                                       -------
                                                       $1.8950
                                                       =======

[FN]
(1) Distributions currently are declared monthly by the Company based on financial results for the prior months. At December 31, 1998 a distribution of $0.17 per share had been declared and was paid on January 18, 1999.

B. There were approximately 14,500 holders of record of Realty Income's shares of common stock as of March 1, 1999, however, Realty Income believes the total number of beneficial stockholders of Realty Income to be approximately 57,000.

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------
(not covered by Independent Auditors' Report)

                   As of or for the years ended December 31,
                 (dollars in thousands, except per share data)
              --------------------------------------------------
                 1998       1997       1996       1995       1994
              ========== ========== ========== ========== ==========
Total assets
 (book value) $  759,234 $  577,021 $  454,097 $  417,639 $  352,768
Cash and cash
 equivalents       2,533      2,123      1,559      1,650     11,673
Lines of credit and
 notes payable   294,800    132,600     70,000     18,597     12,616
Total
 liabilities     309,025    143,706     79,856     36,218     17,352
Stockholders'
 equity          450,209    433,315    374,241    381,421    335,416
Net cash provided
 by operating
 activities       64,645     52,692     48,073     40,312     28,460
Net change in
 cash and cash
 equivalents         410        564        (91)   (10,023)   (17,656)
Total revenue     85,132     67,897     56,957     51,555     48,863
Consolidation
 costs                --         --         --         --    (11,201)
Income from
 operations       41,004     33,688     30,768     25,582     14,059
Gain on sales
 of properties       526      1,082      1,455         18      1,165
Cumulative effect of
 change in accounting
 principle          (226)        --         --         --         --
Net income        41,304     34,770     32,223     25,600     15,224
Distributions
 paid to
 stockholders/
 partners         52,301     44,367     48,079     36,710     44,666
Ratio of earnings to
 fixed charges (1)   4:1        5:1       14:1       10:1       39:1
Basic and diluted
 net income
 per share          1.55       1.48       1.40       1.27       0.78
Distributions
 paid per
 share (2)(3)      1.965      1.893      2.093      1.825      0.600
Distributions
 declared per
 share (2)(3)      1.975      1.895      1.710      2.215      0.750
(table continued)

(continued)        As of or for the years ended December 31,
                 (dollars in thousands, except per share data)
              --------------------------------------------------
                 1998       1997       1996       1995       1994
              ========== ========== ========== ========== ==========
Basic weighted
 Average number
 of shares
 outstanding  26,629,936 23,568,831 22,976,789 20,230,886 19,502,091
Diluted weighted
 Average number
 of shares
 outstanding  26,638,284 23,572,715 22,977,837 20,230,963 19,502,091

[FN]
(1) Ratio of Earnings to Fixed Charges is calculated by dividing earnings by fixed charges. For this purpose, earnings consist of net income before interest expense. Fixed charges are comprised of interest costs (including capitalized interest) and the amortization of debt issuance costs.

(2) The 1994 amount represents distributions paid or declared, as the case may be, after the Consolidation (see Note 1 to the consolidated financial statements).

(3) 1996 distributions paid per share and 1995 distributions declared per share include a special distribution of $0.23 per share.


ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

GENERAL
-------

Realty Income Corporation, a Maryland corporation ("Realty Income", the "Company", "us", "we" or "our") was organized to operate as an equity real estate investment trust ("REIT"). We are a fully integrated self-administered real estate company with in-house acquisition, leasing, legal, retail research, real estate research, portfolio management and capital markets expertise. As of December 31, 1998, we owned a diversified portfolio of 970 retail properties located in 45 states with over 7.8 million square feet of leasable space.

Our primary business objective is to generate dependable monthly dividends from a consistent and predictable level of funds from operations ("FFO") per share. Additionally, we generally will seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties.

LIQUIDITY AND CAPITAL RESOURCES
===============================

    Cash Reserves

Realty Income is organized for the purpose of operating as an equity REIT which acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital reserves. At December 31, 1998, Realty Income had cash and cash equivalents totaling $2.5 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet our liquidity needs for the foreseeable future, however, we intend to utilize additional sources of capital to fund property acquisitions and to repay our acquisition credit facility.

    Capital Funding

Realty Income has a $170 million, three-year revolving, unsecured acquisition credit facility of which $118 million expires in December 2001 and $52 million expires in December 2000. The credit facility currently bears interest at 0.85% over the London Interbank Offered Rate ("LIBOR") and offers us other interest rate options. As of March 2, 1999, $90.9 million of borrowing capacity was available to us under the acquisition credit facility. At that time, the outstanding balance was $79.1 million with an effective interest rate of 6.0%. This credit facility has been and is expected to be used to acquire additional retail properties leased to national and regional retail chains under long-term lease agreements. Any additional borrowings will increase our exposure to interest rate risk.

We expect to meet our long-term capital needs for the acquisition of properties through the issuance of public or private debt or equity. In August 1997, we filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $300 million in value of common stock, preferred stock and/or debt securities. Through March 2, 1999, $221.4 million in value of common stock and debt securities has been issued under the universal shelf registration statement.

In March 1998, we issued 372,093 shares of common stock to a unit investment trust at a net price to the Company of $25.531 per share, based on the then market price of $26.875 per share. The net proceeds of $9.5 million were used to repay borrowings of $7.9 million under our credit facility and to acquire additional properties.

In February 1998, we issued 751,174 shares of common stock to a unit investment trust at a net price to the Company of $25.295 per share, based on a 5% discount to the then market price of $26.625 per share. The net proceeds of $18.9 million were used to repay borrowings under our credit facility.

In January 1999, we issued $20 million of 8.00% senior notes due January 2009 (the "1999 Notes"). The 1999 Notes are unsecured and were sold at 98.757% of par to yield 8.10%. The proceeds from the offering were used to pay down credit facility borrowings and for other corporate purposes. Currently, there is no formal trading market for the 1999 Notes and we have not listed and do not intend to list the 1999 Notes on any securities exchange.

In October 1998, we issued $100 million of 8.25% unsecured senior notes due November 2008 (the "1998 Notes"). The 1998 Notes were sold at par ($25.00). After taking into effect the results of a Treasury interest rate lock agreement, the effective interest rate to us was 9.12%. The proceeds from the offering were used to pay down $96.0 million of our credit facility borrowings and will allow us to continue our strategic property acquisition activities. Interest on the 1998 Notes is payable monthly on the 15th of each month, commencing in December 1998. The 1998 Notes commenced trading on the New York Stock Exchange on November 3, 1998 under the ticker symbol "OUI". The cusip number of the 1998 Notes is 756109-AA2.

In May 1998, we entered into a treasury interest rate lock agreement to protect against the possibility of rising interest rates applicable to the 1998 Notes. Under the interest rate lock agreement, we were to receive or make a payment based on the differential between a specified interest rate, 5.726%, and the actual 10-year treasury interest rate on a notional principal amount of $100 million, at the end of six months. Based on the 10-year treasury interest rate at October 23, 1998 (the interest rate pricing date), the Company made a payment of $8.7 million in settlement of the agreement in October 1998. The payment on the agreement is being amortized over 10 years (the life of the 1998 Notes) as a yield adjustment to interest expense.

We received investment grade corporate credit ratings from Duff & Phelps Rating Company, Moody's Investor Service, Inc., and Standard & Poor's Rating Group in December 1996. Currently, Duff & Phelps has assigned a rating of BBB, Moody's has assigned a rating of Baa3, and Standard & Poor's has assigned a rating of BBB- to our senior debt. These ratings could change based upon, among other things, our results of operations and financial condition.

    Property Acquisitions

During 1998, we continued to increase the size of the portfolio through a strategic program of real estate acquisitions. We acquired 149 additional properties (the "New Properties"), and selectively sold 5 properties, increasing the number of properties in the portfolio by 17.4% to 970 properties at December 31, 1998 from 826 properties at December 31, 1997.

During 1998, we invested $193.4 million in New Properties and properties under development (excluding estimated unfunded development costs on properties under construction at December 31, 1998 of $19.7 million). The weighted average annual unleveraged return on the $193.4 million invested in 1998 is estimated to be 10.4%, computed as estimated contractual net operating income (which in the case of a net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs. Since it is possible that a tenant could default on the payment of contractual rent, no assurance can be given that the actual return on the funds invested will not differ from the foregoing percentage.

The New Properties are located in 38 states, will contain approximately 1.6 million leasable square feet and are 100% leased under net leases, with an average initial lease term of 14.9 years. During 1998, we also paid $168,000 for lease commissions and $95,000 for building improvements on existing properties in our portfolio.

Of the New Properties, 133 were occupied as of March 1, 1999 and the remaining properties were pre-leased and under construction pursuant to contracts under which the tenants or developers have agreed to develop the properties (with development costs funded by the Company) and with the tenant to begin paying rent when the premises open for business.

During 1997, we invested $142.3 million in 96 properties purchased in 1997 and properties under development (excluding estimated unfunded development costs on properties under construction at December 31, 1997). The weighted average annual unleveraged return on the $142.3 million invested in 1997 is estimated to be 10.4%, computed in the same manner as 1998's estimated weighted average annual unleveraged return. These 96 properties purchased in 1997 are located in 27 states, contain approximately 1.1 million leasable square feet and are 100% leased with an average initial lease term of 14.4 years.

    Distributions

Cash distributions paid during 1998, 1997 and 1996 were $52.3 million, $44.4 million and $48.1 million, respectively. The 1996 cash distributions include a special distribution of $5.3 million paid in January 1996.

Realty Income pays distributions monthly. The following is a summary of the monthly cash distributions for the years ended December 31, 1998, 1997 and 1996, which totaled $1.965, $1.8925 and $2.0925, respectively. The January 1996 distributions include a special distribution of $0.23 per share.

In December 1998, January and February 1999, we declared distributions of $0.17 per share, which were paid on January 18, 1999, February 16, 1999 and payable on March 15, 1999, respectively. The monthly distribution of $0.17 per share represents a current annualized distribution of $2.04 per share, and an annualized distribution yield of approximately 9.0% based on the last reported sale price of the Company's Common Stock on the NYSE of $22.5625 on March 2, 1999. Although the Company expects to continue its policy of paying monthly distributions, there can be no assurance that the current level of distributions will be maintained by the Company or as to the actual distribution yield for any future period.

FUNDS FROM OPERATIONS ("FFO")
=============================

FFO for 1998 increased by $10.45 million or 20.0% to $62.80 million versus $52.35 million during 1997. FFO during 1996 was $47.7 million.

We define FFO as net income before gain on sales of properties, plus provision for impairment losses, plus depreciation and amortization. In accordance with the recommendations of the National Association of Real Estate Investment Trusts ("NAREIT"), amortization of deferred financing costs are not added back to net income to calculate FFO. Amortization of financing costs are included in interest expense in the consolidated statements of income.

The following is a reconciliation of net income to FFO and information regarding distributions paid and the diluted weighted average number of shares outstanding for 1998, 1997 and 1996 (dollars in thousands):

                                         1998        1997        1996
                                      --------    --------    --------
Net income                         $    41,304 $    34,770 $    32,223
Plus depreciation and amortization      21,935      18,596      16,422
Plus provision for impairment losses        --         165         579
Less depreciation of furniture, fixtures
  and equipment and amortization of
  organization costs                      (140)        (96)        (51)
Less gain on sales of properties          (526)     (1,082)     (1,455)
Plus cumulative effect of change in
  accounting principle                     226          --          --
                                      --------    --------    --------
Total Funds From Operations        $    62,799 $    52,353 $    47,718
                                      ========    ========    ========
Regular cash distributions paid    $    52,301 $    44,367 $    42,794
FFO in excess of regular
  distributions                    $    10,498 $     7,986 $     4,924
Special cash distributions paid    $        -- $        -- $     5,285
Diluted weighted average
  number of shares outstanding      26,638,284  23,572,715  22,977,837

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

FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of Realty Income's performance or to cash flows from operating, investing, and financing activities as a measure of liquidity or ability to make cash distributions or to pay debt service.


RESULTS OF OPERATIONS
=====================

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1997.

Rental revenue was $84.9 million for 1998 versus $67.6 million for 1997, an increase of $17.3 million. The increase in rental revenue was primarily due to the acquisition of 149 properties during 1998 and 96 properties during 1997. These properties generated revenue of $22.3 million in 1998 compared to $5.3 million in 1997, an increase of $17.0 million. At
January 1, 1999, annualized contractual lease payments on the funds invested in properties acquired in 1998 and 1997 are approximately $33.1 million (excluding estimated rent from 19 properties under development and any percentage rents).

Of the 970 properties in the portfolio as of December 31, 1998, 963 are single-tenant properties with the remaining properties being multi-tenant properties. Of the 963 single-tenant properties, 958, or 99.5%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.6 years. All of our 958 leased single-tenant properties were under leases that provide for increases in rents through:

  - Base rent increases tied to a consumer price index with adjustment ceilings;
  - Overage rent based on a percentage of the tenants' gross sales; or
  -  Fixed increases.

Some leases contain more than one of these clauses. Percentage rent, which is included in rental revenue, was $1.7 million during 1998 and $1.8 million in 1997. Same store rents generated on 717 properties owned during all of both 1998 and 1997 increased by $531,000 or 0.9%, to $61.89 million from $61.36 million.

At December 31, 1998, the Company had five properties that were not under lease as compared to eight at December 31, 1997 and nine at December 31, 1996. At December 31, 1998, 965, or 99.5%, of the 970 properties in the portfolio were under lease agreements with third party tenants.

Depreciation and amortization was $21.9 million in 1998 versus $18.6 million in 1997. The increase in 1998 was primarily due to depreciation of the properties acquired in 1997 and 1998.

Interest expense in 1998 increased by $5.5 million to $13.7 million, as compared to $8.2 million in 1997. The following is a summary of the five components of interest expense for 1998 and 1997 (dollars in thousands):

                                      1998        1997      Net Change
                                    -------     -------     ----------
Interest on outstanding
  loans and notes                  $ 13,666    $  8,043      $  5,623
Amortization of settlements
  on treasury lock agreements            38         (75)          113
Credit facility commitment fees         232         145            87
Amortization of credit facility
  origination costs and deferred
  bond financing costs                  447         281           166
Interest capitalized                   (660)       (168)         (492)
                                   --------    --------      --------
Interest Expense                   $ 13,723    $  8,226      $  5,497
                                   ========    ========      ========

Credit facility and notes outstanding
-------------------------------------
Average outstanding balances       $184,728    $108,431      $ 76,297
Average interest rates                 7.42%       7.35%
  (after taking into effect amortization of
   settlements on treasury lock agreements)

Interest on outstanding loans and notes was $5.6 million higher in 1998 than in 1997 due to an increase in the average outstanding balances and a higher average interest rate. The higher average interest rate was due to interest on the notes issued in October 1998 and the effect of the treasury lock settlement paid in October 1998.

General and administrative expenses increased by $1.2 million to $6.68 million in 1998 versus $5.44 million in 1997. The increase in general and administrative expenses was primarily due to an increase in property acquisition expenses and employee costs. General and administrative expenses as a percentage of revenue decreased to 7.8% in 1998 as compared to 8.0% in 1997. During 1997, we increased our number of employees to 47 from 35. The majority of the new employees were hired in the third quarter of 1997 and work primarily on new property acquisitions. As of March 1, 1999, we had 50 employees.

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At
December 31, 1998, five properties were available for lease as compared to eight at December 31, 1997. Property expenses were $1.8 million in 1998 and 1997.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In 1997, a $165,000 charge was taken to reduce the net carrying value on three properties because they became held for sale. All of these properties have been sold. There was no provision for impairment taken in 1998.

During 1998, we sold five properties (two child care centers, two restaurants and one multi-tenant location) for $2.8 million and recognized a gain of $526,000. During 1997, we sold ten properties (six restaurants, two child care centers, one automotive parts store and a multi-tenant location) for a total of $4.4 million and recognized a gain of $1.1 million.

We adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") in October 1998. SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred.

Prior to October 1998, organization costs were amortized over 60 months.
In October 1998, the unamortized balance of organization costs of $226,000 was expensed. This is reported on the statements of income as a cumulative effect of a change in accounting principle.

In 1998, Realty Income had net income of $41.3 million versus $34.8 million in 1997. The $6.5 million increase in net income is primarily due to the increase in rental revenue from properties acquired in 1998 and 1997 of $17.0 million, which was partially offset by an increase of $10.1 million in the following expenses:

  - Depreciation and amortization of $3.34 million;
  - Interest expense of $5.50 million; and
  - General and administrative expense of $1.24 million.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31, 1996.

Rental revenue was $67.6 million for 1997 versus $56.8 million for 1996, an increase of $10.8 million. The increase in rental revenue was primarily due to the acquisition of 96 properties during 1997 and 62 properties during 1996. These properties generated revenue of $11.4 million in 1997 compared to $915,000 in 1996, an increase of $10.5 million.

Of the 826 properties in the portfolio as of December 31, 1997, 819 are single-tenant properties with the remaining properties being multi-tenant properties. Of the 819 single-tenant properties, 812, or 99.1%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.4 years at December 31, 1997. Percentage rent, which is included in rental revenue, was $1.8 million during 1997 and $1.7 million in 1996.

Same store rents generated on 667 properties owned during all of both 1997 and 1996 increased by $767,000 or 1.4%, to $55.74 million from $54.97 million.

At December 31, 1997, we had eight properties (one of which is a multi-tenant property) that were not under lease as compared to nine at December 31, 1996. At December 31, 1997, 818, or 99.0%, of the 826
properties in the portfolio were under lease agreements with third party tenants.

Interest and other revenue during 1997 and 1996 totaled $284,000 and $180,000, respectively, an increase of $104,000. The increase in 1997 was primarily due to interest earned on the 1997 Note proceeds in excess of the $93.7 million used to payoff the credit facility in May 1997. These proceeds were invested in new properties during May and June 1997.

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

Interest expense in 1997 increased by $5.9 million to $8.23 million, as compared to $2.37 million in 1996. The following is a summary of the five components of interest expense for 1997 and 1996 (dollars in thousands):

                                      1997        1996      Net Change
                                    -------     -------     ----------
Interest on outstanding
  loans and notes                   $ 8,043     $ 2,137       $ 5,906
Amortization of settlement
  on a treasury lock agreement          (75)         --           (75)
Credit facility commitment fees         145         156           (11)
Amortization of credit facility
  origination costs and deferred
  bond financing costs                  281         224            57
Interest capitalized                   (168)       (150)          (18)
                                    -------     -------       -------
Interest Expense                    $ 8,226     $ 2,367       $ 5,859
                                    =======     =======       =======

Credit facility and notes outstanding
-------------------------------------
Average outstanding balances       $108,431    $ 30,704      $ 77,727
Average interest rates                 7.35%       6.96%
  (after taking into effect amortization of
   settlement on a treasury lock agreement)

Interest on outstanding loans and notes was $5.9 million higher in 1997 than in 1996 due to an increase in the average outstanding balances and a higher average interest rate. The higher average interest rate was due to interest on the Notes issued in May 1997.

General and administrative expenses increased by $256,000 to $5.44 million in 1997 versus $5.18 million in 1996. The increase in general and administrative expenses was primarily due to an increase in property acquisition expenses and employee costs. General and administrative expenses as a percentage of revenue decreased to 8.0% in 1997 as compared to 9.1% in 1996. During 1997, the Company increased its number of employees to 47 from 35. The majority of the new employees were hired in the third quarter of 1997 and work primarily on new property acquisitions.

Property expenses were $1.79 million in 1997 and $1.64 million in 1996, an increase of $145,000. The increase in property expenses was primarily attributable to costs of the environmental insurance obtained in December 1996. In 1997, environmental insurance expense totaled $85,000.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In 1997, a $165,000 charge was taken to reduce the net carrying value on three properties because they became held for sale. In 1996, a $579,000 charge was taken to reduce the net carrying value on four properties because they became held for sale. All of these properties have been sold.

During 1997, we sold ten properties (six restaurants, two child care centers, one automotive parts store and one multi-tenant location) for a total of $4.4 million and recorded a gain of $1.1 million. During 1996, we sold seven properties (five restaurants and two multi-tenant locations) for $4.4 million and recognized a gain of $1.5 million.

In 1997, we had net income of $34.77 million versus $32.22 million in 1996. The $2.55 million increase in net income is primarily due to the increase in rental revenue from properties acquired in 1996 and 1997 of $10.5 million, which was partially offset by an increase of $8.3 million in the following expenses:

  -  Depreciation and amortization of $2.17 million;
  -  Interest expense of $5.86 million; and
  -  General and administrative expense of $256,000.


THE YEAR 2000 ISSUE
===================

Some of our existing computer programs identify a year by using only two digits instead of four. This method of identification could cause these programs to fail or create erroneous results in the year 2000. This situation has been referred to generally as the Year 2000 issue.

We believe that the cost of remediation associated with our corporate level computer systems will be minimal (less than $30,000). We anticipate that we will complete remediation in the second quarter of 1999.

The second essential component of the Year 2000 issue is to ensure that our significant tenants are assessed for Year 2000 compliance. We have initiated discussions with our significant tenants in order to assess readiness for the Year 2000 issue. Through March 2, 1999, tenants representing approximately 74% of our revenue have confirmed that they are Year 2000 compliant or anticipate being compliant by the end of the second quarter of 1999. Due to the nature of the tenant's businesses, we do not believe the Year 2000 issue will materially impact the tenant's ability to pay rent. However, the failure of one or more tenants as a result of the Year 2000 issue could have a material adverse effect on our results of operations or financial position.

The third component of our Year 2000 compliance plan is to ensure that our significant vendors are assessed for Year 2000 compliance. We have initiated discussions with these significant vendors in order to assess their ability to successfully resolve the Year 2000 issue. Through
March 2, 1999, 75% of our significant vendors have confirmed that they are Year 2000 compliant or anticipate being compliant by the end of the second quarter of 1999. Our transfer agent has advised us it is Year 2000 compliant.

Upon completion of our assessment program, we will consider the necessity of implementing a contingency plan to mitigate any adverse effects associated with the Year 2000 issue. Though we do not expect the Year 2000 issue to have a material adverse effect on our results of operations or financial position, there can be no assurances of that position.


IMPACT OF INFLATION
===================

Tenant leases generally provide for limited increases in rent as a result of increases in the tenant's sales volumes, increases in the consumer price index, and/or fixed increases. We expect that inflation will cause these lease provisions to result in increases in rent over time. However, during times when inflation is greater than increases in rent as provided for in the leases, rent increases may not keep up with the rate of inflation.

Approximately 99% of the properties in the portfolio are leased to tenants under net leases in which the tenant is responsible for property costs and expenses. These features in the leases reduce our exposure to rising property expenses due to inflation.

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

We anticipate that the adoption of Statement No. 133 will not have a material effect on the financial position, results of operations or liquidity of the Company.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
====================================================================

We are exposed to interest rate changes primarily as a result of our credit facility and long-term debt used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives we borrow primarily at fixed rates and may enter into derivative financial instruments such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in table in millions).

                         Expected Maturity Data
                         ----------------------
                                      There-               Fair
                            2001      after      Total     Value (2)
                            ----      ------    ------     ---------
Fixed rate debt              --      $210.0(1)  $210.0     $203.9
Average interest rate                  7.99%      7.99%

Variable rate debt          $84.8       --      $ 84.8     $ 84.8
Average interest rate        6.27%      --        6.27%
(/TABLE>

(1)  $110 million matures in 2007 and $100 million matures in 2008.
(2) The fair value of the fixed rate debt is based upon the closing market price per note (i) at December 31, 1998 for the 1998 Notes and (ii) December 26, 1998 (date of the last trade made in 1998) for the 1997 Notes. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


Table of Contents                                            Page
-----------------                                            ----
A.  Independent Auditors' Report...............................42
B.  Consolidated Balance Sheets,
      December 31, 1998 and 1997...............................43
C.  Consolidated Statements of Income,
      Years ended December 31, 1998, 1997 and 1996.............45
D.  Consolidated Statements of Stockholders' Equity,
      Years ended December 31, 1998, 1997 and 1996.............46
E.  Consolidated Statements of Cash Flows,
      Years ended December 31, 1998, 1997 and 1996.............48
F.  Notes to Consolidated Financial Statements.................50
G.  Consolidated Quarterly Financial Data,
      (unaudited) for 1998 and 1997............................64
H.  Schedule III Real Estate and Accumulated
      Depreciation.............................................65

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                 /s/KPMG LLP


San Diego, California
January 22, 1999

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
                   December 31, 1998 and 1997
          (dollars in thousands, except per share data)

                                               1998       1997
                                            =========  =========
ASSETS
Real estate, at cost:
  Land                                      $ 283,043  $ 214,342
  Buildings and improvements                  606,792    485,455
                                            ---------  ---------
                                              889,835    699,797
  Less - accumulated depreciation
    and amortization                         (171,555)  (152,206)
                                            ---------  ---------
  Net real estate                             718,280    547,591
Cash and cash equivalents                       2,533      2,123
Accounts receivable                             2,973      2,888
Due from affiliates                                --        348
Goodwill, net                                  19,977     20,901
Other assets                                   15,471      3,170
                                            ---------  ---------
     TOTAL ASSETS                           $ 759,234  $ 577,021
                                            =========  =========
























(continued)

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
                   December 31, 1998 and 1997
          (dollars in thousands, except per share data)

                                               1998       1997
                                            =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                       $   4,559  $   4,112
Accounts payable and accrued expenses           4,036      2,180
Other liabilities                               5,630      4,814
Lines of credit payable                        84,800     22,600
Notes payable                                 210,000    110,000
                                            ---------  ---------
     TOTAL LIABILITIES                        309,025    143,706
                                            ---------  ---------

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $1.00 per
  share, 20,000,000 shares authorized,
  no shares issued or outstanding                  --         --
Common stock, par value $1.00 per share,
  100,000,000 shares authorized,
  26,817,103 and 25,698,464 shares
  issued and outstanding in 1998 and
  1997, respectively                           26,817     25,698
Paid in capital in excess of par value        609,669    582,450
Accumulated distributions in excess
  of net income                              (186,277)  (174,833)
                                            ---------  ---------
     TOTAL STOCKHOLDERS' EQUITY               450,209    433,315
                                            ---------  ---------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                 $ 759,234  $ 577,021
                                            =========  =========









   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements Of Income
                =================================
          Years Ended December 31, 1998, 1997 and 1996
          (dollars in thousands, except per share data)

                                 1998        1997        1996
                              ==========  ==========  ==========
REVENUE
  Rental                      $   84,876  $   67,613  $   56,777
  Interest and other                 256         284         180
                              ----------  ----------  ----------
                                  85,132      67,897      56,957
                              ----------  ----------  ----------

EXPENSES
  Depreciation and
    amortization                  21,935      18,596      16,422
  Interest                        13,723       8,226       2,367
  General and administrative       6,680       5,437       5,181
  Property                         1,790       1,785       1,640
  Provision for impairment
    losses                            --         165         579
                              ----------  ----------  ----------
                                  44,128      34,209      26,189
                              ----------  ----------  ----------

Income from operations            41,004      33,688      30,768
Gain on sales of properties          526       1,082       1,455
                              ----------  ----------  ----------
Income before cumulative
  effect of change in
  accounting principle            41,530      34,770      32,223
Cumulative effect of change
  in accounting principle           (226)         --          --
                              ----------  ----------  ----------
NET INCOME                    $   41,304  $   34,770  $   32,223
                              ==========  ==========  ==========

Basic and diluted per share amounts:
  Income before cumulative
    effect of change in
    accounting principle      $     1.56  $     1.48  $     1.40
  Cumulative effect of change
    in accounting principle        (0.01)         --          --
                              ----------  ----------  ----------
  Net income per share        $     1.55  $     1.48  $     1.40
                              ==========  ==========  ==========
(/TABLE>
   The accompanying notes to consolidated financial statements are an integral part of these statements.

             REALTY INCOME CORPORATION AND SUBSIDIARIES
           Consolidated Statements Of Stockholders' Equity
       ========================================================
             Years Ended December 31, 1998, 1997 and 1996
                        (dollars in thousands)

                                              Accumu-
                                    Paid in    lated
                                    Capital   Distri-
                                      in      butions
                 Common Stock       Excess   in Excess
              -------------------   of Par     of Net
                Shares    Amount     Value     Income    Totals
              ==========  =======  ========  =========  ========
Balance,
  December
  31, 1995    22,976,237  $22,976  $516,119  $(157,674) $381,421

Net income            --       --        --     32,223    32,223
Distributions
  paid and
  payable             --       --        --    (39,292)  (39,292)
Shares issued      3,300        4        73         --        77
Stock offering
  costs               --       --      (188)        --      (188)
              ----------  -------  --------  ---------  --------

Balance,
  December
  31, 1996    22,979,537   22,980   516,004   (164,743)  374,241

Net income            --       --        --     34,770    34,770
Distributions
  paid and
  payable             --       --        --    (44,860)  (44,860)
Shares issued
  in stock
  offering, net
  of offering
  costs of
  $4,193       2,700,000    2,700    66,007         --    68,707
Shares issued     22,989       22       532         --       554
Shares
  forfeited       (4,062)      (4)      (93)        --       (97)
              ----------  -------  --------  ---------  --------
Balance,
  December
  31, 1997    25,698,464   25,698   582,450   (174,833)  433,315

(continued)


(continued)

              REALTY INCOME CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity
       ========================================================
             Years Ended December 31, 1998, 1997 and 1996
                        (dollars in thousands)

                                              Accumu-
                                    Paid in    lated
                                    Capital   Distri-
                                      in      butions
                 Common Stock       Excess   in Excess
              -------------------   of Par     of Net
                Shares    Amount    Value      Income    Totals
              ==========  =======  ========  =========  ========

Net income            --       --        --     41,304    41,304
Distributions
  paid and
  payable             --       --        --    (52,748)  (52,748)
Shares issued
  in stock
  offering, net
  of offering
  costs of
  $122         1,123,267    1,123    27,256         --    28,379
Shares issued     15,933       16       384         --       400
Shares
  forfeited      (20,561)     (20)     (421)        --      (441)
              ----------  -------  --------  ---------  --------
Balance,
  December
  31, 1998    26,817,103  $26,817  $609,669  $(186,277) $450,209
              ==========  =======  ========  =========  ========












   The accompanying notes to consolidated financial statements are an integral part of these statements.

              REALTY INCOME CORPORATION AND SUBSIDIARIES
                 Consolidated Statements Of Cash Flows
                 =====================================
             Years Ended December 31, 1998, 1997 and 1996
                        (dollars in thousands)

                                      1998      1997      1996
                                    ========  ========  ========
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income                          $ 41,304  $ 34,770  $ 32,223
Adjustments to net income:
  Depreciation and amortization       21,935    18,596    16,422
  Provision for impairment losses         --       165       579
  Gain on sales of properties           (526)   (1,082)   (1,455)
  Cumulative effect of change in
    accounting principle                 226        --        --
Changes in assets and liabilities:
  Accounts receivable and
    other assets                         144      (844)     (646)
  Accounts payable, accrued expenses
    and other liabilities              1,562     1,087       950
                                    --------  --------  --------

     Net cash provided by
       operating activities           64,645    52,692    48,073
                                    --------  --------  --------

CASH FLOWS FROM
  INVESTING ACTIVITIES
Proceeds from sales of properties      2,770     4,432     4,405
Acquisition of and additions to
  properties                        (192,588) (140,389)  (55,705)
                                    --------  --------  --------

     Net cash used in
       investing activities         (189,818) (135,957)  (51,300)
                                    --------  --------  --------












(continued)

(continued)

              REALTY INCOME CORPORATION AND SUBSIDIARIES
                 Consolidated Statements Of Cash Flows
                 =====================================
             Years Ended December 31, 1998, 1997 and 1996
                        (dollars in thousands)

                                      1998      1997      1996
                                    ========  ========  ========

CASH FLOWS FROM
  FINANCING ACTIVITIES
Proceeds from lines of credit        224,900   117,000    66,700
Payments of lines of credit         (162,700) (164,400)   (2,700)
Payments of distributions            (52,301)  (44,367)  (48,079)
Proceeds from notes issued,
  net of costs of $12,764 and $848
  in 1998 and 1997, respectively      87,236   109,152        --
Proceeds from stock offering,
  net of offering costs               28,379    68,707        --
Payment of notes payable                  --        --   (12,597)
Proceeds from other stock issuances       69       246        --
Stock offering costs                      --        --      (188)
Payments to the defined benefit
  pension plan                            --    (2,223)       --
Increase in other assets                  --      (286)       --
                                    --------  --------  --------

     Net cash provided by
       financing activities          125,583    83,829     3,136
                                    --------  --------  --------

Net increase (decrease) in cash
  and cash equivalents                   410       564       (91)

Cash and cash equivalents,
  beginning of year                    2,123     1,559     1,650
                                    --------  --------  --------

Cash and cash equivalents,
  end of year                       $  2,533  $  2,123  $  1,559
                                    ========  ========  ========

For supplemental disclosures, see note 11.




   The accompanying notes to consolidated financial statements are an integral part of these statements.

               REALTY INCOME CORPORATION AND SUBSIDIARIES
               Notes To Consolidated Financial Statements
               ==========================================
                    December 31, 1998, 1997 and 1996

1.  Organization and Operation

Realty Income Corporation ("Realty Income", the "Company", "we" or "our") was organized in the State of Delaware in September 1993 to facilitate the merger, which was effected on August 15, 1994 (the "Consolidation"), of 10 private and 15 public real estate limited partnerships with and into the Company. In August 1995, the Company became self-administered and self-managed after acquiring R.I.C. Advisor, Inc. (the "Advisor"). In May 1997, we reincorporated as a Maryland corporation pursuant to a merger of the Company into a wholly-owned Maryland subsidiary and the conversion of each outstanding share of common stock of the Company into one share of common stock of the surviving corporation. We invest in commercial retail real estate and have elected to be taxed as a real estate investment trust ("REIT"). As of December 31, 1998, we owned 970 properties in 45 states containing over 7.8 million leasable square feet.

2.  Summary of Significant Accounting Policies and Procedures

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Realty Income and partnerships we control (subsidiaries) after elimination of all material intercompany balances and transactions.

Cash Equivalents - We consider all short-term, highly liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Depreciation and Amortization - Depreciation of buildings and improvements, and amortization of goodwill are computed using the straight-line method over an estimated useful life of 25 years. Amortization of goodwill for the years ended December 31, 1998, 1997 and 1996 was $924,000, $924,000 and
$916,000, respectively.

Leases - All leases are accounted for as operating leases.   Under this
method, lease payments are recognized as revenue over the term of the lease on a straight-line basis.

Federal Income Taxes - We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. We believe Realty Income has qualified and continues to qualify as a REIT and therefore will be permitted to deduct distributions paid to its stockholders, eliminating the federal taxation of income represented by such distributions at the Company's level. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Distributions Paid and Payable - Realty Income pays distributions monthly. The following is a summary of the regular monthly cash distributions for the years ended December 31, 1998, 1997 and 1996. In January 1996, we also paid a special distribution of $0.23 per share. Including this special distribution, the 1996 distributions totaled $2.0925 per share.

Month                         1998            1997          1996 (1)
-----                       -------         -------        ------
January                     $0.1600         $0.1575        $0.3100 (2)
February                     0.1600          0.1575             --
March                        0.1600          0.1575         0.1550
April                        0.1625          0.1575         0.1550
May                          0.1625          0.1575         0.1550
June                         0.1625          0.1575         0.1550
July                         0.1650          0.1575         0.1550
August                       0.1650          0.1575         0.1550
September                    0.1650          0.1575         0.1550
October                      0.1675          0.1575         0.1550
November                     0.1675          0.1575         0.1550
December                     0.1675          0.1600         0.1575
                            -------         -------        -------
Total                       $1.9650         $1.8925        $1.8625
                            =======         =======        =======

[FN]
(1)  Excludes a special distribution of $0.23 per share paid in January
1996.
(2) Two regular distributions of $0.155 per share applicable to each of January and February 1996 were paid in January 1996.

The following presents the federal income tax characterization of distributions paid or deemed to be paid to stockholders for the years ended December 31:

                             1998            1997           1996
                            -------         -------        -------
Ordinary income             $1.8895         $1.7937        $1.6913
Return of capital            0.0755          0.0988         0.2570
                            -------         -------        -------
Totals                      $1.9650         $1.8925        $1.9483
                            =======         =======        =======

For federal income tax purposes, a portion of the distributions payable at December 31, 1995 and paid in 1996, in the amount of $0.1442 per share, was deemed to be paid in 1995.

Provision for Impairment Losses - We review long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) over a long-term holding period plus estimated disposition proceeds (undiscounted) are less than the current book value. If a property is held for sale, it is carried at the lower of cost or estimated fair value, less costs to sell. For the years ended December 31, 1998, 1997 and 1996, provisions for impairment losses of zero, $165,000 and $579,000, respectively, were charged to operations to reduce the net carrying value of three properties held for sale in 1997 and four properties held for sale in 1996. All of these properties have been sold.

Net Income Per Share - Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per share is computed by dividing the amount of net income for the period by each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.

The following is a reconciliation of the denominator of the basic net income per share computation to the denominator of the diluted net income per share computation (net income was available to common stockholders for all periods presented):

                                     1998         1997         1996
                                  ----------   ----------   ----------
Weighted average shares used for
  basic net income per share
  computation                     26,629,936   23,568,831   22,976,789
Incremental shares from the
  assumed conversion of stock
  options                              8,348        3,884        1,048
                                  ----------   ----------   ----------
Adjusted weighted average shares
  used for diluted net income
  per share computation           26,638,284   23,572,715   22,977,837
                                  ==========   ==========   ==========

In 1998, 25,000 stock options that were anti-dilutive have been excluded in calculating the incremental shares from the assumed conversion of stock options. No stock options were anti-dilutive in 1997 and 1996.

Stock Option Plan - We account for our stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25,

"Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Derivative Financial Instrument - In two instances, we used interest rate treasury lock agreements to hedge the effect of interest rate fluctuations. These instruments each met the requirement for hedge accounting, including a high correlation to a specific transaction. Accordingly, the amount received and paid under the terms of the agreements is recognized in income when interest expense related to the hedge item is recognized.

Change in Accounting Principle - In October 1998, we adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. Prior to October 1998, organization costs were amortized over 60 months. In October 1998, the unamortized balances of organization costs were written off.

Pro forma amounts assuming the adoption of SOP 98-5 is applied as of January 1, 1996:

                                 1998            1997            1996
                               -------         -------         -------
Net income (in thousands)      $41,569         $34,528         $32,200
Basic and diluted net income
  per share                       1.56            1.46            1.40

Segment Reporting - During 1998, we adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See note 15 for our segment disclosures.

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

3.  Credit Facility Available for Acquisitions

Realty Income has a $170 million, three-year, revolving, unsecured acquisition credit facility, of which $52 million expires in December 2000 and $118 million expires in December 2001. The credit facility is from The Bank of New York, as agent, and several U.S. and non-U.S. banks. As of December 31, 1998 and 1997, the outstanding balances on the credit facility and line of credit were $84.8 million and $22.6 million, respectively, with an effective interest rate of approximately 6.27% and 6.66%, respectively. The credit facility currently bears interest at 0.85% over the London Interbank Offered Rate ("LIBOR") and offers us other interest rate options. A facility fee of 0.15%, per annum, accrues on the total commitment of the credit facility.

The credit facility is subject to various leverage and interest coverage ratio limitations. The Company is and has been in compliance with these limitations.

In 1998, 1997 and 1996, interest of $660,000, $168,000 and $150,000, respectively, was capitalized on properties under development.

4.  Notes Payable

In October 1998, we issued $100 million of 8.25% Monthly Income Senior Notes due 2008 (the "1998 Notes"). The 1998 Notes are unsecured and were sold at par ($25.00). After taking into effect the results of a treasury interest rate lock agreement (see note 5), the effective rate to us on the 1998 Notes is 9.12%. Interest on the 1998 Notes is payable monthly on the 15th of each month, commencing in December 1998. Interest incurred on the 1998 Notes for the year ended December 31, 1998 was $1.4 million.

In May 1997, we issued $110 million of 7.75% senior notes due 2007 (the "1997 Notes"). The 1997 Notes are unsecured and were sold at 99.929% of par to yield 7.76%. After taking into effect results of a treasury interest rate lock agreement (see note 5), the effective interest rate to us on the 1997 Notes is 7.62%. Interest on the 1997 Notes is payable semiannually each May and November. Interest incurred on the 1997 Notes for the year ended December 31, 1998 and 1997 was $8.5 million and $5.5 million, respectively.

On March 29, 1996, we redeemed, at par, the $12.6 million principal amount of notes issued at the time of the Consolidation to investors in the partnerships. Interest incurred on the notes for the year ended
December 31, 1996 was $217,000.

5.  Derivative Financial Instruments

In May 1998, we entered into a treasury interest rate lock agreement to protect against the possibility of rising interest rates applicable to the 1998 Notes (see note 4). Under the interest rate lock agreement, we were to receive or make a payment based on the differential between a specified interest rate, (5.726%), and the actual 10-year treasury interest rate on a notional principal amount of $100 million, at the end of six months. Based on the 10-year treasury interest rate at October 23, 1998 (the interest rate pricing date), we made a payment of $8.7 million in settlement of the agreement in October 1998. The payment on the agreement is being amortized over 10 years (the life of the 1998 Notes) as a yield adjustment to interest expense.

In December 1996, we entered into a treasury interest rate lock agreement to hedge against rising interest rates applicable to the 1997 Notes (see note 4). Under the terms of the interest rate lock agreement, we were to receive or make a payment based on the differential between a specified interest rate (6.537%) and the actual 10-year treasury interest rate on a notional principal amount of $90 million, at the end of six months. Based on the 10-year treasury interest rate at May 1, 1997 (the interest rate pricing date), we received $1.1 million in settlement of the agreement in June 1997. The payment received on the agreement is being amortized over 10 years (the life of the 1997 Notes) as a yield adjustment to interest expense.

Our only involvement with derivative financial instruments was the two aforementioned treasury interest rate lock agreements and we have not used derivative financial instruments for trading purposes.

6.  Common Stock Offerings

A. In March 1998, we issued 372,093 shares of common stock to a unit investment trust at a net price to us of $25.531 per share, based on a 5% discount to the then market price of $26.875 per share. The net proceeds of $9.5 million were used to repay borrowings of $7.9 million under the acquisition credit facility and to acquire additional properties.

B. In February 1998, we issued 751,174 shares of common stock to a unit investment trust at a net price to us of $25.295 per share, based on a 5% discount to the then market price of $26.625 per share. The net proceeds of $18.9 million were to be used to repay borrowings under the credit facility.

C. In October 1997, we issued 2.7 million shares of common stock at a price of $27.00 per share. The net proceeds of $68.7 million were used to repay borrowings of $62.6 million under the credit facility and to acquire properties.

7.  Operating Leases

A. General - At December 31, 1998, the Company owned 970 properties in 45 states. Of these 970 properties, 963 are single-tenant and the remainder are multi-tenant. At December 31, 1998, five properties were vacant and available for lease or sale.

Substantially all leases are net leases whereby the tenant pays property taxes and assessments, maintains the interior and exterior of the building, and carries insurance coverage for public liability, property damage, fire, and extended coverage.

Percentage rent for 1998, 1997 and 1996 was $1.7 million, $1.8 million and $1.7 million, respectively.

At December 31, 1998, minimum annual rents to be received on the operating leases are as follows (dollars in thousands):

Minimum annual rents for the years ending December 31,
======================================================
       1999                       $  93,651
       2000                          91,319
       2001                          89,955
       2002                          85,495
       2003                          77,438
       Thereafter                   518,799
                                  ---------
       TOTAL                      $ 956,657
                                  =========

B. Major Tenants - The following schedule presents rental revenue, including percentage rents, from tenants representing more than 10% of our total revenue for the years ended December 31, 1998, 1997 or 1996 (dollars in thousands):

       Tenants                          1998      1997      1996
=========================             =======   =======   =======
Children's World, Inc.                $14,111   $13,809   $13,460
La Petite Academy, Inc.                 9,445     9,311     9,339
Golden Corral Corporation                 N/A(1)  6,899     7,017

[FN]
(1) Rental revenue from Golden Corral Corporation represents less than 10% of our total revenue for 1998.

8.  Property Acquisitions

During 1998, we invested $193.4 million in 149 new retail properties and properties under development with an initial contractual lease rate of 10.4%. These 149 properties are located in 38 states, will contain approximately 1.6 million leasable square feet and are 100% leased with an average initial lease term of 14.9 years.

During 1997, we invested $142.3 million in 96 new retail properties and properties under development with an initial contractual lease rate of 10.4%. These 96 properties are located in 27 states, contain approximately
1.1 million leasable square feet and are 100% leased with an average initial lease term of 14.4 years.

9.  Gain on Sales of Properties

In 1998, we sold five properties (two child care centers, two restaurants and a multi-tenant location) for $2.8 million and recognized a gain of $526,000. In 1997, we sold ten properties (six restaurants, two child care centers, one automotive parts store and a multi-tenant location) for a total of $4.4 million and recognized a gain of $1.1 million. In 1996, we sold seven properties (five restaurants and two multi-tenant locations) for a total of $4.4 million and recognized a gain of $1.5 million.

10.  Fair Value of Financial Instruments

We believe that the carrying values reflected in the consolidated balance sheets at December 31, 1998 and 1997 reasonably approximate the fair values for cash and cash equivalents, accounts receivable, due from affiliates and all liabilities except the lines of credit payable and notes payable. In making such assessments, we utilized estimates. The fair value of the lines of credit payable approximates its carrying value because its terms are similar to those available in the market place. The fair value of the notes payable at December 31, 1998 is estimated to be $203.9 million based upon the closing market price per note (i) at December 31, 1998 for the 1998 Notes and (ii) December 26, 1998 (date of the last trade made in 1998) for the 1997 Notes. The fair value of the notes payable at December 31, 1997 approximates their carrying value.

11.  Supplemental Disclosure of Cash Flow Information

Interest paid during 1998, 1997 and 1996 was $12.5 million, $6.9 million and $2.0 million, respectively.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A. In 1998 and 1997, the acquisition properties resulted in the following non-cash changes (dollars in thousands):

                                      1998             1997
                                    ------           ------
Increases in:
  Land                              $   --           $1,724
  Building                           1,347              227
  Other liabilities                  1,347            1,951

    B. In 1998, the former shareholders of the Advisor returned 20,279 shares to the Company. This fulfilled the Advisor shareholders obligation to the Company under an indemnification agreement entered into by both parties (see note 12A). This transaction resulted in the following non-cash changes (dollars in thousands):

Decrease in:
  Due from affiliates                                $  350
  Common stock                                           20
  Paid in capital in excess of par value                413
Increase in:
  Interest revenue                                   $   83

    C. In 1996, pursuant to the assumption of the defined benefit pension plan by the Company (see note 12A), the Company recorded a due from affiliate and a liability (included in other liabilities) of $73,000. This represents the amount of the increase in the liability to the plan, of which the Company is indemnified by the former shareholders of the Advisor.

12. Employee Benefit Plan

A. As a result of the merger with the Advisor in 1995 (the "Merger"), the Company assumed a defined benefit pension plan (the "Plan") covering substantially all of its employees. The Plan was terminated on January 2, 1996 and final disbursement of the Plan's assets occurred on February 24, 1997.

In connection with the Merger, Realty Income assumed a benefit obligation of $1.9 million. The Merger agreement provides for indemnification by the former shareholders of the Advisor with respect to increases in the benefit
obligation.   A receivable from the Advisor's former shareholders has been recorded as of December 31, 1997 for $348,000 and is included as due from affiliates in the accompanying consolidated balance sheets (see note 11B).

B. In August 1996, the Company initiated a 401(k) plan. Under the 401(k) plan, employees may elect to make contributions to the plan, and the Company matches 50% of such contributions up to 6% of each participant's compensation.

13. Stock Incentive Plan

In September 1993, our board of directors approved a stock incentive plan (the "Stock Plan") designed to attract and retain directors, officers and employees of the Company by enabling such individuals to participate in the ownership of the Company. The Stock Plan authorizes the issuance in each calendar year of up to 3% of the total shares outstanding at the end of such year. At no time may the total number of shares granted under the Stock Plan exceed 1,950,308. The Stock Plan provides for the award (subject to ownership limitations) of a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards.

Stock options are granted with an exercise price equal to the underlying stock's fair market value at the date of grant. Stock options expire 10 years from the date they are granted and vest over service periods of one, three, four and five years. Prior to December 31, 1998, 495,113 stock options and 28,600 restricted shares of common stock had been granted under the Stock Plan.

The following table summarizes our stock option activity for the years ended December 31, 1998, 1997, and 1996:

                           1998                         1997
                  -----------------------       -----------------------
                                 Weighted                      Weighted
                                 Average                       Average
                      Number     Exercise         Number       Exercise
                    of shares     Price         of Shares       Price
-----------------------------------------------------------------------
Outstanding,
  beginning of year  139,500      $23.09          73,000        $21.64
Options granted      305,413       25.54         116,700         24.29
Options exercised     (2,933)      23.62         (10,489)        23.47
Options canceled      (3,376)      25.44         (39,711)        23.85
                    ---------     -------       ---------       -------
Outstanding,
  end of year        438,604      $24.77         139,500        $23.09
                    =========     =======       =========       =======
Options exercisable,
  end of year        196,397                      56,300
Weighted average
  fair value of each
  option granted
  during the year    $  2.58                       $2.29

13. Stock Incentive Plan (continued)

(table continued)
                             1996
                  -----------------------
                                 Weighted
                                 Average
  Options             Number     Exercise
Outstanding         of shares     Price
-----------------------------------------
Outstanding,
  beginning
  of year              30,000     $20.00
Options granted        43,000      22.78
Options exercised          --
Options canceled           --
                       ------     ------
Outstanding,
  end of year          73,000     $21.64
                       ======     ======
Options exercisable,
  end of year          26,000
Weighted average
  fair value of each
  option granted
  during the year       $2.29

At December 31, 1998, the options exercisable under the Stock Plan had exercise prices ranging from $20.00 to $25.44 with a weighted average price of $24.03, and expiration dates ranging from August 2004 to December 2007 with a weighted average remaining term of 8 years.

The fair value of each stock option grant were estimated at the date of grant using the binomial option-pricing model with the following assumptions:

                                 1998           1997        1996
                             -------------    --------    --------
Expected dividend yield           8.86%          9.71%       9.92%
Risk-free interest rate           5.75%          6.70%       6.50%
Volatility                       17.90%         17.40%      18.50%
Expected life of options       10 years       10 years    10 years

The Company applies APB Opinion No. 25 in accounting for its Stock Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and diluted net income per share would have been as follows:

                                   1998          1997          1996
                                 --------      --------      --------
Net income (dollars in thousands)
   As reported                   $ 41,304      $ 34,770      $ 32,223
   Pro forma                       40,914        34,722        32,206
Diluted net income per share
   As reported                   $   1.55      $   1.48      $   1.40
   Pro forma                         1.54          1.47          1.40

14. Stockholder Rights Plan

In June 1998, our board of directors adopted a Stockholder Rights Plan (the "Rights Plan") that will expire in July 2008. The Rights Plan assigns one right (a "Right") to purchase one one-hundredth (1/100th) of a share of our Class A Junior Participating Preferred Stock, par value $1.00 per share (the "Preferred Stock"), for each share of common stock owned on or issued after July 1, 1998. Initially, the Rights will not be exercisable and will not trade separately from our common stock.

Under certain circumstances, stockholders will be able to exercise their Rights if a person or group initiates an unsolicited takeover of the Company by acquiring 15% of our common stock or by making a tender offer to acquire 15% or more of our common stock. If an unsolicited acquirer gains control of the Company, stockholders other than the acquirer would be able to purchase either our common stock or the acquirer's stock at a 50% discount.

The dividend, liquidation, and voting rights, and the non-redemption feature of the Preferred Stock are designed so that the value of the one one-hundredth interest in a share of the new Preferred Stock that can be purchased with each Right will approximate what our board of directors believes to be the long-term value of one share of our common stock.

15. Segment Information

We evaluate performance and make resource allocation decisions on a property by property basis. For financial reporting purposes, we have grouped our operating segments into seven reportable segments. Our segments combine properties into groups based upon the business of our tenants. All of the properties have been acquired separately and are incorporated into one of the applicable segments. Revenue is the only component of segment profit and loss we measure. Since our revenue is primarily from net leases, expenditures for additions to long-lived assets were to acquire additional properties. The accounting policies of the segments are the same as those described in note 2.

The following tables set forth certain information regarding the properties owned by us as of December 31, 1998 classified according the business of the respective tenants (dollars in thousands):

                                                     Revenue
                                       ----------------------------------
For the years ended December 31,         1998         1997         1996
                                       --------     --------     --------
Segment rental revenue:
  Automotive parts                     $  6,593     $  6,142     $  5,966
  Automotive service                      6,333        4,332        2,706
  Child care                             24,765       24,284       23,854
  Consumer electronics                    4,616        4,388          507
  Convenience stores                      5,175        3,738        2,647
  Home furnishings                        6,629        3,812        2,496
  Restaurants                            13,768       13,416       13,836
  Other non-reportable segments          16,997        7,501        4,765
Reconciling items -interest and other       256          284          180
                                       --------     --------     --------
Total revenue                          $ 85,132     $ 67,897     $ 56,957
                                       ========     ========     ========

                                              Assets
                                       ---------------------
As of December 31,                       1998         1997
                                       --------     --------
Segment net real estate:
  Automotive parts                     $ 65,847     $ 42,880
  Automotive service                     46,731       45,765
  Child care                            138,875      139,273
  Consumer electronics                   40,447       41,652
  Convenience stores                     43,986       37,430
  Home furnishings                       76,920       47,528
  Restaurants                            87,682       85,139
  Other non-reportable segments         217,792      107,924
                                        -------      -------
  Total segment net real estate         718,280      547,591
Reconciling items                        40,954       29,430
                                       --------     --------
Total assets                           $759,234     $577,021
                                       ========     ========

16. Commitments and Contingencies

In the ordinary course of our business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of the business of the Company. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated statements taken as a whole.

17. Subsequent Event

In January 1999, we issued $20 million of 8.00% unsecured senior notes due 2009 (the "1999 Notes"). The 1999 Notes were sold at 98.757% of par to yield 8.10%. The proceeds from the offering were used to pay down credit facility borrowings and for other corporate purposes.

                      REALTY INCOME CORPORATION
                           AND SUBSIDIARIES
                 CONSOLIDATED QUARTERLY FINANCIAL DATA
             (dollars in thousands, except per share data)
             (not covered by Independent Auditors' Report)

                   First    Second     Third    Fourth
                  Quarter   Quarter   Quarter   Quarter    Year
                  =======   =======   =======   =======   =======
1998
====
Total revenue     $19,222   $20,367   $21,969   $23,574   $85,132
Depreciation and
  amortization
  expense           5,084     5,369     5,630     5,852    21,935
Interest expense    2,491     2,864     3,682     4,686    13,723
Other expenses      1,938     2,137     2,164     2,231     8,470
Income from
  operations        9,709     9,997    10,493    10,805    41,004
Cumulative effect
  of change in
  accounting
  principle            --        --        --      (226)     (226)
Net income          9,924    10,308    10,493    10,579    41,304
Basic and diluted
  net income
  per share          0.38      0.38      0.39      0.40      1.55
Dividends paid
  per share        0.4800    0.4875    0.4950    0.5025    1.9650

1997
====
Total revenue     $15,480   $16,123   $16,843   $19,451   $67,897
Depreciation and
  amortization
  expense           4,464     4,484     4,706     4,942    18,596
Provision for
  impairment
  losses               --        70        70        25       165
Interest expense    1,312     2,009     2,450     2,455     8,226
Other expenses      1,744     1,694     1,747     2,037     7,222
Income from
  operations        7,960     7,866     7,870     9,992    33,688
Net income          8,185     8,068     8,466    10,051    34,770
Basic and diluted
  net income
  per share          0.36      0.35      0.37      0.40      1.48
Dividends paid
  per share        0.4725    0.4725    0.4725    0.4750    1.8925

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Apparel Stores
--------------
Danbury            CT      1,083,296    6,217,688        None         None
Manchester         CT        771,660    3,653,539        None         None
Manchester         CT      1,250,464    5,917,037        None         None
Staten Island      NY      4,202,093    3,385,021        None         None
Westbury           NY      6,333,590    3,952,773        None         None
Automotive Parts
----------------
Montgomery         AL        254,465      502,293        None         None
Blytheville        AR        137,913      509,447        None         None
Osceola            AR         88,759      520,047        None         None
Phoenix            AZ        231,000      513,057        None         None
Phoenix            AZ         71,750      159,359        None         None
Phoenix            AZ        222,950      495,178        None         None
Tucson             AZ        194,250      431,434        None         None
Tucson             AZ        178,297      396,005        None         None
Yuma               AZ        120,750      268,190        None         None
Fullerton          CA         47,325       66,522        None         None
Grass Valley       CA        325,000      384,955        None         None
Jackson            CA        300,000      390,849        None         None
Sacramento         CA        210,000      466,419        None         None
Turlock            CA        222,250      493,627        None         None
Aurora             CO        221,691      492,382        None         None
Canon City         CO         66,500      147,699        None         None
Colorado Springs   CO        280,193      622,317        None         None
Colorado Springs   CO        192,988      433,542        None         None
Denver             CO        141,400      314,056        None         None
Denver             CO        315,000      699,623        None         None
Denver             CO        283,500      629,666        None         None
Littleton          CO        252,925      561,759        None         None
Smyrna             DE        232,273      472,855        None         None
Lakeland           FL        500,000      645,244        None         None
Tampa              FL        427,395      471,807        None         None
Council Bluffs     IA        194,355      431,668        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Apparel Stores
--------------
Danbury            CT        1,083,296        6,217,688         7,300,984
Manchester         CT          771,660        3,653,539         4,425,199
Manchester         CT        1,250,464        5,917,037         7,167,501
Staten Island      NY        4,202,093        3,385,021         7,587,114
Westbury           NY        6,333,590        3,952,773        10,286,363
Automotive Parts
----------------
Montgomery         AL          254,465          502,293           756,758
Blytheville        AR          137,913          509,447           647,360
Osceola            AR           88,759          520,047           608,806
Phoenix            AZ          231,000          513,057           744,057
Phoenix            AZ           71,750          159,359           231,109
Phoenix            AZ          222,950          495,178           718,128
Tucson             AZ          194,250          431,434           625,684
Tucson             AZ          178,297          396,005           574,302
Yuma               AZ          120,750          268,190           388,940
Fullerton          CA           47,325           66,522           113,847
Grass Valley       CA          325,000          384,955           709,955
Jackson            CA          300,000          390,849           690,849
Sacramento         CA          210,000          466,419           676,419
Turlock            CA          222,250          493,627           715,877
Aurora             CO          221,691          492,382           714,073
Canon City         CO           66,500          147,699           214,199
Colorado Springs   CO          280,193          622,317           902,510
Colorado Springs   CO          192,988          433,542           626,530
Denver             CO          141,400          314,056           455,456
Denver             CO          315,000          699,623         1,014,623
Denver             CO          283,500          629,666           913,166
Littleton          CO          252,925          561,759           814,684
Smyrna             DE          232,273          472,855           705,128
Lakeland           FL          500,000          645,244         1,145,244
Tampa              FL          427,395          471,807           899,202
Council Bluffs     IA          194,355          431,668           626,023




                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Apparel Stores
--------------
Danbury          CT        320,647                  09/30/97       300
Manchester       CT        115,652                  03/26/98       300
Manchester       CT        187,312                  03/26/98       300
Staten Island    NY        107,128                  03/26/98       300
Westbury         NY        203,551                  09/29/97       300
Automotive Parts
----------------
Montgomery       AL         10,886                  06/30/98       300
Blytheville      AR         11,041                  06/30/98       300
Osceola          AR         11,271                  06/30/98       300
Phoenix          AZ        205,099                  11/09/87       300
Phoenix          AZ         63,705                  11/19/87       300
Phoenix          AZ        166,206                  11/02/89       300
Tucson           AZ        173,703                  10/30/87       300
Tucson           AZ        129,068                  01/19/90       300
Yuma             AZ         87,410                  01/23/90       300
Fullerton        CA         66,522                  08/21/72       234
Grass Valley     CA        145,452                  05/20/88       300
Jackson          CA        143,848                  05/17/88       300
Sacramento       CA        186,454                  11/25/87       300
Turlock          CA        195,918                  12/30/87       300
Aurora           CO        160,480                  01/29/90       300
Canon City       CO         59,044                  11/12/87       300
Colorado Springs CO        202,829                  01/23/90       300
Colorado Springs CO        100,826                  05/20/93       300
Denver           CO        125,545                  11/18/87       300
Denver           CO        267,684                  05/16/88       300
Denver           CO        240,917                  05/27/88       300
Littleton        CO        219,746                  02/12/88       300
Smyrna           DE          7,096                  08/07/98       300
Lakeland         FL          7,672     06/04/98     12/31/97       300
Tampa            FL          5,631     06/12/98     12/05/97       300
Council Bluffs   IA        165,162                  05/19/88       300




                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Automotive Parts
----------------
Boise            ID          158,400      351,813         None        None
Boise            ID          190,080      422,172         None        None
Coeur D'Alene    ID          165,900      368,468         None        None
Lewiston         ID          138,950      308,612         None        None
Moscow           ID          117,250      260,417         None        None
Nampa            ID          183,743      408,101         None        None
Twin Falls       ID          190,080      422,172         None        None
Kansas City      KS          185,955      413,014         None        None
Kansas City      KS          222,000      455,881         None        None
Lansing          MI          132,500      205,412         None        None
Sturgis          MI          109,558      548,674         None        None
Eagan            MN          902,443      845,536         None        None
Blue Springs     MO          222,569      494,334         None        None
Grandview        MO          347,150      711,024         None        None
Independence     MO          210,643      467,845         None        None
Kansas City      MO          210,070      466,571         None        None
Kansas City      MO          168,350      373,910         None        None
Kansas City      MO          248,500      551,927         None        None
Batesville       MS          190,124      485,670         None        None
Horn Lakes       MS          142,702      514,779         None        None
Missoula         MT          163,100      362,249         None        None
Kearney          NE          173,950      344,393         None        None
Omaha            NE          196,000      435,321         None        None
Omaha            NE          199,100      412,042         None        None
Cherry Hill      NJ        1,074,640    1,032,304         None        None
Albuquerque      NM           80,500      178,794         None        None
Rio Rancho       NM          211,577      469,923         None        None
Sante Fe         NM           70,000      155,473         None        None
Las Vegas        NV          161,000      357,585         None        None
Reno             NV          456,000      562,344         None        None
Canton           OH          396,560      597,553         None        None
Hamilton         OH           91,500      116,315         None        None
Hubbard          OH          147,043      481,217         None        None
Oklahoma City    OK          509,370       75,987         None        None
Oklahoma City    OK          404,815       35,127         None        None
Albany           OR          152,250      338,153         None        None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Automotive Parts
----------------
Boise            ID            158,400          351,813           510,213
Boise            ID            190,080          422,172           612,252
Coeur D'Alene    ID            165,900          368,468           534,368
Lewiston         ID            138,950          308,612           447,562
Moscow           ID            117,250          260,417           377,667
Nampa            ID            183,743          408,101           591,844
Twin Falls       ID            190,080          422,172           612,252
Kansas City      KS            185,955          413,014           598,969
Kansas City      KS            222,000          455,881           677,881
Lansing          MI            132,500          205,412           337,912
Sturgis          MI            109,558          548,674           658,232
Eagan            MN            902,443          845,536         1,747,979
Blue Springs     MO            222,569          494,334           716,903
Grandview        MO            347,150          711,024         1,058,174
Independence     MO            210,643          467,845           678,488
Kansas City      MO            210,070          466,571           676,641
Kansas City      MO            168,350          373,910           542,260
Kansas City      MO            248,500          551,927           800,427
Batesville       MS            190,124          485,670           675,794
Horn Lakes       MS            142,702          514,779           657,481
Missoula         MT            163,100          362,249           525,349
Kearney          NE            173,950          344,393           518,343
Omaha            NE            196,000          435,321           631,321
Omaha            NE            199,100          412,042           611,142
Cherry Hill      NJ          1,074,640        1,032,304         2,106,944
Albuquerque      NM             80,500          178,794           259,294
Rio Rancho       NM            211,577          469,923           681,500
Sante Fe         NM             70,000          155,473           225,473
Las Vegas        NV            161,000          357,585           518,585
Reno             NV            456,000          562,344         1,018,344
Canton           OH            396,560          597,553           994,113
Hamilton         OH             91,500          116,315           207,815
Hubbard          OH            147,043          481,217           628,260
Oklahoma City    OK            509,370           75,987           585,357
Oklahoma City    OK            404,815           35,127           439,942
Albany           OR            152,250          338,153           490,403

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Automotive Parts
----------------
Boise            ID        134,608                  05/06/88       300
Boise            ID        161,527                  05/06/88       300
Coeur D'Alene    ID        149,408                  09/21/87       300
Lewiston         ID        125,138                  09/16/87       300
Moscow           ID        105,595                  09/14/87       300
Nampa            ID        156,145                  05/06/88       300
Twin Falls       ID        161,527                  05/06/88       300
Kansas City      KS        158,025                  05/13/88       300
Kansas City      KS        174,339                  05/16/88       300
Lansing          MI            139   In Process     12/03/98       300
Sturgis          MI            939                  12/30/98       300
Eagan            MN         12,790                  02/20/98       300
Blue Springs     MO        169,490                  07/31/89       300
Grandview        MO          8,381     08/20/98     02/20/98       300
Independence     MO        160,407                  07/31/89       300
Kansas City      MO        178,516                  05/13/88       300
Kansas City      MO        143,062                  05/26/88       300
Kansas City      MO        202,952                  10/25/88       300
Batesville       MS          8,909                  07/27/98       300
Horn Lakes       MS         11,157                  06/30/98       300
Missoula         MT        145,849                  10/30/87       300
Kearney          NE        108,367                  05/01/90       300
Omaha            NE        166,559                  05/26/88       300
Omaha            NE        155,860                  05/27/88       300
Cherry Hill      NJ        139,361                  01/26/95       300
Albuquerque      NM         71,986                  10/29/87       300
Rio Rancho       NM        183,821                  02/26/88       300
Sante Fe         NM         62,597                  10/29/87       300
Las Vegas        NV        143,971                  10/29/87       300
Reno             NV        215,042                  05/26/88       300
Canton           OH          8,967                  08/14/98       300
Hamilton         OH            154   In Process     12/03/98       300
Hubbard          OH         10,429                  06/30/98       300
Oklahoma City    OK            137   In Process     09/24/98       300
Oklahoma City    OK            124   In Process     10/16/98       300
Albany           OR        138,087                  08/24/87       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Automotive Parts
----------------
Beaverton        OR          210,000      466,419        None         None
Corvallis        OR          152,250      338,153        None         None
Eugene           OR          194,880      432,837        None         None
Oak Grove        OR          180,250      400,336        None         None
Portland         OR          190,750      423,664        None         None
Portland         OR          147,000      326,493        None         None
Portland         OR          210,000      466,412        None         None
Salem            OR          136,500      303,170        None         None
Tigard           OR          164,500      365,361        None         None
Butler           PA          339,929      633,078        None         None
Dover            PA          265,112      593,341        None         None
Enola            PA          220,228      546,026        None         None
Harrisburg       PA          327,781      608,291        None         None
Harrisburg       PA          283,417      352,473        None         None
Lancaster        PA          199,899      774,838        None         None
New Castle       PA          180,009      525,774        None         None
Reading          PA          189,500       44,054        None         None
Sioux Falls      SD          332,979      498,102        None         None
Memphis          TN          197,708      507,647        None         None
Amarillo         TX          140,000      419,734        None         None
Austin           TX          185,454      411,899        None         None
Dallas           TX          191,267      424,811        None         None
El Paso          TX           66,150      146,922        None         None
El Paso          TX           56,350      125,156        None         None
Garland          TX          242,887      539,461        None         None
Harlingen        TX          134,599      298,948        None         None
Houston          TX          151,018      335,417        None         None
Leon Valley      TX          178,221      395,834        None         None
Lubbock          TX           42,000       93,284        None         None
Lubbock          TX           49,000      108,831        None         None
Midland          TX           45,500      101,058        None         None
Odessa           TX           50,750      112,718        None         None
Pasadena         TX          107,391      238,518        None         None
Plano            TX          187,564      417,158         700         None
San Antonio      TX          245,164      544,518        None         None
Bountiful        UT          183,750      408,115        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Automotive Parts
----------------
Beaverton        OR            210,000          466,419           676,419
Corvallis        OR            152,250          338,153           490,403
Eugene           OR            194,880          432,837           627,717
Oak Grove        OR            180,250          400,336           580,586
Portland         OR            190,750          423,664           614,414
Portland         OR            147,000          326,493           473,493
Portland         OR            210,000          466,412           676,412
Salem            OR            136,500          303,170           439,670
Tigard           OR            164,500          365,361           529,861
Butler           PA            339,929          633,078           973,007
Dover            PA            265,112          593,341           858,453
Enola            PA            220,228          546,026           766,254
Harrisburg       PA            327,781          608,291           936,072
Harrisburg       PA            283,417          352,473           635,890
Lancaster        PA            199,899          774,838           974,737
New Castle       PA            180,009          525,774           705,783
Reading          PA            189,500           44,054           233,554
Sioux Falls      SD            332,979          498,102           831,081
Memphis          TN            197,708          507,647           705,355
Amarillo         TX            140,000          419,734           559,734
Austin           TX            185,454          411,899           597,353
Dallas           TX            191,267          424,811           616,078
El Paso          TX             66,150          146,922           213,072
El Paso          TX             56,350          125,156           181,506
Garland          TX            242,887          539,461           782,348
Harlingen        TX            134,599          298,948           433,547
Houston          TX            151,018          335,417           486,435
Leon Valley      TX            178,221          395,834           574,055
Lubbock          TX             42,000           93,284           135,284
Lubbock          TX             49,000          108,831           157,831
Midland          TX             45,500          101,058           146,558
Odessa           TX             50,750          112,718           163,468
Pasadena         TX            107,391          238,518           345,909
Plano            TX            187,564          417,158           605,422
San Antonio      TX            245,164          544,518           789,682
Bountiful        UT            183,750          408,115           591,865

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Automotive Parts
----------------
Beaverton        OR        190,464                  08/26/87       300
Corvallis        OR        138,087                  08/12/87       300
Eugene           OR        169,315                  02/10/88       300
Oak Grove        OR        163,479                  08/06/87       300
Portland         OR        173,006                  08/12/87       300
Portland         OR        133,325                  08/26/87       300
Portland         OR        189,124                  09/01/87       300
Salem            OR        123,800                  08/20/87       300
Tigard           OR        149,198                  08/26/87       300
Butler           PA          9,501                  08/07/98       300
Dover            PA         12,858                  06/30/98       300
Enola            PA          2,741                  11/10/98       300
Harrisburg       PA         13,183                  06/30/98       300
Harrisburg       PA          4,124                  09/30/98       300
Lancaster        PA         11,626                  08/14/98       300
New Castle       PA         11,394                  06/30/98       300
Reading          PA            136   In Process     12/04/98       300
Sioux Falls      SD          7,531                  02/27/98       300
Memphis          TN          5,931                  09/30/98       300
Amarillo         TX        155,519                  09/12/88       300
Austin           TX        133,088                  02/06/90       300
Dallas           TX        138,457                  01/26/90       300
El Paso          TX         59,153                  10/27/87       300
El Paso          TX         50,390                  10/27/87       300
Garland          TX        175,824                  01/19/90       300
Harlingen        TX         97,435                  01/17/90       300
Houston          TX        109,320                  01/25/90       300
Leon Valley      TX        129,013                  01/17/90       300
Lubbock          TX         37,557                  10/26/87       300
Lubbock          TX         43,818                  10/29/87       300
Midland          TX         40,687                  10/27/87       300
Odessa           TX         45,381                  10/26/87       300
Pasadena         TX         77,740                  01/24/90       300
Plano            TX        135,793                  01/18/90       300
San Antonio      TX        175,938                  02/14/90       300
Bountiful        UT        133,015                  01/30/90       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Automotive Parts
----------------
Provo            UT          125,395      278,507        None         None
Bellevue         WA          185,500      411,997        None         None
Bellingham       WA          168,000      373,133        None         None
Bothell          WA          199,500      443,098        None         None
Everett          WA          367,500      816,227        None         None
Hazel Dell       WA          168,000      373,135        None         None
Kennewick        WA          161,350      358,365        None         None
Kent             WA          199,500      443,091        None         None
Lacey            WA          171,150      380,125        None         None
Marysville       WA          168,000      373,135        None         None
Moses Lake       WA          138,600      307,831        None         None
Pasco            WA          161,700      359,142        None         None
Puyallup         WA          173,250      384,795        None         None
Redmond          WA          196,000      435,317        None         None
Renton           WA          185,500      412,003        None         None
Richland         WA          161,700      359,142        None         None
Seattle          WA          162,400      360,697        None         None
Silverdale       WA          183,808      419,777        None         None
Spanaway         WA          189,000      419,777        None         None
Spokane          WA           66,150      146,921        None         None
Tacoma           WA          191,800      425,996        None         None
Tacoma           WA          196,000      435,324        None         None
Tacoma           WA          187,111      415,579        None         None
Vancouver        WA          180,250      400,343        None         None
Walla Walla      WA          170,100      377,793        None         None
Wenatchee        WA          148,400      329,602        None         None
Woodinville      WA          171,500      380,908        None         None
Brown Deer       WI          257,408      802,110        None         None
Madison          WI          452,630      811,964        None         None
Oak Creek        WI          420,465      852,402        None         None
Automotive Service
------------------
Flagstaff        AZ          144,821      381,432        None         None
Chula Vista      CA          313,293      409,654        None         None
Arvada           CO          201,565      339,038        None         None
Arvada           CO          241,044      344,753        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Automotive Parts
----------------
Provo            UT            125,395          278,507           403,902
Bellevue         WA            185,500          411,997           597,497
Bellingham       WA            168,000          373,133           541,133
Bothell          WA            199,500          443,098           642,598
Everett          WA            367,500          816,227         1,183,727
Hazel Dell       WA            168,000          373,135           541,135
Kennewick        WA            161,350          358,365           519,715
Kent             WA            199,500          443,091           642,591
Lacey            WA            171,150          380,125           551,275
Marysville       WA            168,000          373,135           541,135
Moses Lake       WA            138,600          307,831           446,431
Pasco            WA            161,700          359,142           520,842
Puyallup         WA            173,250          384,795           558,045
Redmond          WA            196,000          435,317           631,317
Renton           WA            185,500          412,003           597,503
Richland         WA            161,700          359,142           520,842
Seattle          WA            162,400          360,697           523,097
Silverdale       WA            183,808          419,777           603,585
Spanaway         WA            189,000          419,777           608,777
Spokane          WA             66,150          146,921           213,071
Tacoma           WA            191,800          425,996           617,796
Tacoma           WA            196,000          435,324           631,324
Tacoma           WA            187,111          415,579           602,690
Vancouver        WA            180,250          400,343           580,593
Walla Walla      WA            170,100          377,793           547,893
Wenatchee        WA            148,400          329,602           478,002
Woodinville      WA            171,500          380,908           552,408
Brown Deer       WI            257,408          802,110         1,059,518
Madison          WI            452,630          811,964         1,264,594
Oak Creek        WI            420,465          852,402         1,272,867
Automotive Service
------------------
Flagstaff        AZ            144,821          381,432           526,253
Chula Vista      CA            313,293          409,654           722,947
Arvada           CO            201,565          339,038           540,603
Arvada           CO            241,044          344,753           585,797

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Automotive Parts
----------------
Provo            UT         90,772                  01/25/90       300
Bellevue         WA        168,240                  08/06/87       300
Bellingham       WA        152,369                  08/20/87       300
Bothell          WA        180,942                  08/20/87       300
Everett          WA        326,292                  11/17/87       300
Hazel Dell       WA        138,748                  05/23/88       300
Kennewick        WA        146,341                  08/26/87       300
Kent             WA        180,937                  08/06/87       300
Lacey            WA        155,224                  08/13/87       300
Marysville       WA        152,372                  08/20/87       300
Moses Lake       WA        125,704                  08/12/87       300
Pasco            WA        146,657                  08/18/87       300
Puyallup         WA        156,030                  09/15/87       300
Redmond          WA        176,516                  09/17/87       300
Renton           WA        167,060                  09/15/87       300
Richland         WA        146,657                  08/13/87       300
Seattle          WA        147,293                  08/20/87       300
Silverdale       WA        170,213                  09/16/87       300
Spanaway         WA        171,417                  08/25/87       300
Spokane          WA         58,732                  11/18/87       300
Tacoma           WA        173,958                  08/18/87       300
Tacoma           WA        175,271                  10/15/87       300
Tacoma           WA        135,448                  01/25/90       300
Vancouver        WA        163,481                  08/20/87       300
Walla Walla      WA        154,273                  08/06/87       300
Wenatchee        WA        134,596                  08/25/87       300
Woodinville      WA        155,545                  08/20/87       300
Brown Deer       WI          1,442     12/15/98     07/16/98       300
Madison          WI          6,882     10/20/98     04/07/98       300
Oak Creek        WI          7,226     08/07/98     03/20/98       300
Automotive Service
------------------
Flagstaff        AZ          5,977   In Process     08/29/97       300
Chula Vista      CA         43,014     05/01/96     01/19/96       300
Arvada           CO         32,209     08/28/96     04/09/96       300
Arvada           CO         26,629     01/03/97     07/10/96       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Automotive Service
------------------
Broomfield       CO          154,930      503,626        None         None
Denver           CO          341,726      433,341        None         None
Denver           CO           79,717      369,586        None         None
Thornton         CO          276,084      415,464        None         None
Hartford         CT          248,540      482,460        None         None
Southington      CT          225,882      672,910        None         None
Ft. Lauderdale   FL          254,090      465,890        None         None
Jacksonville     FL           76,585      355,066        None         None
Lauderdale Lakes FL           65,987      305,931        None         None
Seminole         FL           68,000      315,266        None         None
Sunrise          FL           80,253      372,069        None         None
Tampa            FL           70,000      324,538        None         None
Tampa            FL           67,000      310,629        None         None
Tampa            FL           86,502      401,041        None         None
Atlanta          GA           55,840      258,889        None         None
Atlanta          GA           78,646      364,625        None         None
Bogart           GA           66,807      309,732        None         None
Duluth           GA          222,275      316,925        None         None
Gainesville      GA           53,589      248,452        None         None
Marietta         GA           60,900      293,461        None         None
Marietta         GA           69,561      346,024        None         None
Riverdale        GA           58,444      270,961        None         None
Rome             GA           56,454      261,733        None         None
Anderson         IN          232,170      385,661        None         None
Indianapolis     IN          231,384      428,307        None         None
Olathe           KS          217,995      367,055        None         None
Louisville       KY           56,054      259,881        None         None
Newport          KY          323,511      289,017        None         None
Billerica        MA          399,043      462,240        None         None
Clinton          MD           70,880      328,620        None         None
Minneapolis      MN           58,000      268,903        None         None
Independence     MO          297,641      233,152        None         None
Concord          NC          237,688      357,976        None         None
Durham           NC          354,676      361,203        None         None
Durham           NC           55,074      255,336        None         None
Fayetteville     NC          224,326      257,733        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Automotive Service
------------------
Broomfield       CO            154,930          503,626           658,556
Denver           CO            341,726          433,341           775,067
Denver           CO             79,717          369,586           449,303
Thornton         CO            276,084          415,464           691,548
Hartford         CT            248,540          482,460           731,000
Southington      CT            225,882          672,910           898,792
Ft. Lauderdale   FL            254,090          465,890           719,980
Jacksonville     FL             76,585          355,066           431,651
Lauderdale Lakes FL             65,987          305,931           371,918
Seminole         FL             68,000          315,266           383,266
Sunrise          FL             80,253          372,069           452,322
Tampa            FL             70,000          324,538           394,538
Tampa            FL             67,000          310,629           377,629
Tampa            FL             86,502          401,041           487,543
Atlanta          GA             55,840          258,889           314,729
Atlanta          GA             78,646          364,625           443,271
Bogart           GA             66,807          309,732           376,539
Duluth           GA            222,275          316,925           539,200
Gainesville      GA             53,589          248,452           302,041
Marietta         GA             60,900          293,461           354,361
Marietta         GA             69,561          346,024           415,585
Riverdale        GA             58,444          270,961           329,405
Rome             GA             56,454          261,733           318,187
Anderson         IN            232,170          385,661           617,831
Indianapolis     IN            231,384          428,307           659,691
Olathe           KS            217,995          367,055           585,050
Louisville       KY             56,054          259,881           315,935
Newport          KY            323,511          289,017           612,528
Billerica        MA            399,043          462,240           861,283
Clinton          MD             70,880          328,620           399,500
Minneapolis      MN             58,000          268,903           326,903
Independence     MO            297,641          233,152           530,793
Concord          NC            237,688          357,976           595,664
Durham           NC            354,676          361,203           715,879
Durham           NC             55,074          255,336           310,410
Fayetteville     NC            224,326          257,733           482,059

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Automotive Service
------------------
Broomfield       CO         47,845     08/22/96     03/15/96       300
Denver           CO         20,854     09/25/97     06/12/97       300
Denver           CO        228,097                  10/08/85       300
Thornton         CO         32,287     12/31/96     10/31/96       300
Hartford         CT         44,226                  09/30/96       300
Southington      CT         41,337                  06/06/97       300
Ft. Lauderdale   FL         10,136     05/13/98     12/24/97       300
Jacksonville     FL        215,154                  12/23/85       300
Lauderdale Lakes FL        182,945                  02/19/86       300
Seminole         FL        191,036                  12/23/85       300
Sunrise          FL        223,722                  02/14/86       300
Tampa            FL        196,655                  12/27/85       300
Tampa            FL        188,227                  12/27/85       300
Tampa            FL        231,807                  07/23/86       300
Atlanta          GA        157,904                  11/27/85       300
Atlanta          GA        220,946                  12/18/85       300
Bogart           GA        187,684                  12/20/85       300
Duluth           GA         12,551     10/24/97     06/20/97       300
Gainesville      GA        150,549                  12/19/85       300
Marietta         GA        177,822                  12/26/85       300
Marietta         GA        202,542                  06/03/86       300
Riverdale        GA        163,112                  01/15/86       300
Rome             GA        158,596                  12/19/85       300
Anderson         IN         16,047                  12/19/97       300
Indianapolis     IN         39,261                  09/27/96       300
Olathe           KS         23,854     04/22/97     11/11/96       300
Louisville       KY        157,476                  12/17/85       300
Newport          KY         14,856                  09/17/97       300
Billerica        MA         31,465                  04/02/97       300
Clinton          MD        201,512                  11/15/85       300
Minneapolis      MN        162,943                  12/18/85       300
Independence     MO         19,041                  12/20/96       300
Concord          NC          6,615     05/27/98     11/05/97       300
Durham           NC         18,587     08/29/97     03/31/97       300
Durham           NC        156,576                  11/13/85       300
Fayetteville     NC         10,692                  12/03/97       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Automotive Service
------------------
Garner           NC          218,294      319,334        None         None
Greensboro       NC          287,474      316,108        None         None
Matthews         NC          295,580      338,472        None         None
Pineville        NC          254,460      355,606        None         None
Raleigh          NC           89,145      413,301        None         None
Raleigh          NC          398,694      263,621        None         None
Akron            OH          139,126      460,334        None         None
Beaver Creek     OH          205,000      492,538        None         None
Centerville      OH          305,000      420,448        None         None
Cincinnati       OH          293,005      201,340        None         None
Columbus         OH           71,098      329,626        None         None
Columbus         OH           75,761      351,246        None         None
Columbus         OH          245,036      470,468        None         None
Dayton           OH           70,000      324,538        None         None
Eastlake         OH          321,347      459,774        None         None
Fairfield        OH          323,408      235,024        None         None
Findlay          OH          283,515      397,004        None         None
Hamilton         OH          252,608      413,279        None         None
Huber Heights    OH          282,000      449,381        None         None
Miamisburg       OH           63,996      296,701        None         None
Milford          OH          353,324      269,997        None         None
Mt. Vernon       OH          216,115      375,357        None         None
Northwood        OH           65,978      263,912        None         None
Norwalk          OH          200,205      366,000        None         None
Sandusky         OH          264,708      404,011        None         None
Springboro       OH          191,911      522,902        None         None
Toledo           OH           91,655      366,621        None         None
Toledo           OH           73,408      293,632        None         None
Midwest City     OK          106,312      333,551        None         None
The Village      OK          143,655      295,422        None         None
Bethel Park      PA          299,595      331,264        None         None
Bethlehem        PA          275,328      389,067        None         None
Bethlehem        PA          229,162      310,526        None         None
Philadelphia     PA          858,500      877,745        None         None
Springfield Twp. PA           82,740      383,601        None         None
York             PA          249,436      347,424        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Automotive Service
------------------
Garner           NC            218,294          319,334           537,628
Greensboro       NC            287,474          316,108           603,582
Matthews         NC            295,580          338,472           634,052
Pineville        NC            254,460          355,606           610,066
Raleigh          NC             89,145          413,301           502,446
Raleigh          NC            398,694          263,621           662,315
Akron            OH            139,126          460,334           599,460
Beaver Creek     OH            205,000          492,538           697,538
Centerville      OH            305,000          420,448           725,448
Cincinnati       OH            293,005          201,340           494,345
Columbus         OH             71,098          329,626           400,724
Columbus         OH             75,761          351,246           427,007
Columbus         OH            245,036          470,468           715,504
Dayton           OH             70,000          324,538           394,538
Eastlake         OH            321,347          459,774           781,121
Fairfield        OH            323,408          235,024           558,432
Findlay          OH            283,515          397,004           680,519
Hamilton         OH            252,608          413,279           665,887
Huber Heights    OH            282,000          449,381           731,381
Miamisburg       OH             63,996          296,701           360,697
Milford          OH            353,324          269,997           623,321
Mt. Vernon       OH            216,115          375,357           591,472
Northwood        OH             65,978          263,912           329,890
Norwalk          OH            200,205          366,000           566,205
Sandusky         OH            264,708          404,011           668,719
Springboro       OH            191,911          522,902           714,813
Toledo           OH             91,655          366,621           458,276
Toledo           OH             73,408          293,632           367,040
Midwest City     OK            106,312          333,551           439,863
The Village      OK            143,655          295,422           439,077
Bethel Park      PA            299,595          331,264           630,859
Bethlehem        PA            275,328          389,067           664,395
Bethlehem        PA            229,162          310,526           539,688
Philadelphia     PA            858,500          877,745         1,736,245
Springfield Twp. PA             82,740          383,601           466,341
York             PA            249,436          347,424           596,860

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Automotive Service
------------------
Garner           NC         12,666     01/05/98     06/20/97       300
Greensboro       NC         19,408     06/09/97     01/31/97       300
Matthews         NC          2,915     08/28/98     02/27/98       300
Pineville        NC         18,304     08/28/97     04/16/97       300
Raleigh          NC        253,725                  10/28/85       300
Raleigh          NC         12,662                  10/01/97       300
Akron            OH         23,716                  09/18/97       300
Beaver Creek     OH         35,298     02/13/97     09/09/96       300
Centerville      OH         41,344     07/24/96     06/28/96       300
Cincinnati       OH         10,305                  09/17/97       300
Columbus         OH        203,436                  10/02/85       300
Columbus         OH        215,630                  10/24/85       300
Columbus         OH         57,240                  12/22/95       300
Dayton           OH        199,233                  10/31/85       300
Eastlake         OH         55,939                  12/22/95       300
Fairfield        OH         12,057                  09/17/97       300
Findlay          OH         16,519                  12/24/97       300
Hamilton         OH         25,481     03/31/97     10/04/96       300
Huber Heights    OH         35,201     12/03/96     07/18/96       300
Miamisburg       OH        183,115                  10/08/85       300
Milford          OH         13,870                  09/18/97       300
Mt. Vernon       OH         15,617                  12/30/97       300
Northwood        OH        216,701                  09/12/86       180
Norwalk          OH         15,228                  12/19/97       300
Sandusky         OH         16,812                  12/19/97       300
Springboro       OH         37,347                  03/07/97       300
Toledo           OH        301,036                  09/12/86       180
Toledo           OH        241,104                  09/12/86       180
Midwest City     OK          5,059     08/06/98     08/08/97       300
The Village      OK          8,376     03/06/98     07/29/97       300
Bethel Park      PA         13,784                  12/19/97       300
Bethlehem        PA         16,194                  12/19/97       300
Bethlehem        PA         12,916                  12/24/97       300
Philadelphia     PA        237,121     05/19/95     12/05/94       300
Springfield Twp. PA        229,392                  02/28/86       300
York             PA         14,454                  12/30/97       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Automotive Service
------------------
Charleston       SC          217,250      294,079        None         None
Columbia         SC          343,785      295,001        None         None
Columbia         SC          267,622      298,594        None         None
Greenville       SC          221,946      315,163        None         None
Lexington        SC          241,434      201,143        None         None
North Charleston SC          174,980      341,466        None         None
Brentwood        TN          305,546      505,728        None         None
Nashville        TN          342,960      227,440        None         None
Dallas           TX          234,604      325,951        None         None
Houston          TX          285,000      369,694        None         None
Houston          TX          233,406      154,337        None         None
Houston          TX          195,000       57,757        None         None
Lewisville       TX          199,942      324,736        None         None
San Antonio      TX          198,828      437,422        None         None
Richmond         VA          149,780      399,415        None         None
Roanoke          VA          349,628      322,545        None         None
Virginia Beach   VA          287,675      382,125        None         None
Bremerton        WA          261,172      373,080        None         None
Milwaukee        WI          173,005      499,244        None         None
Milwaukee        WI          152,509      475,480        None         None
New Berlin       WI          188,491      466,268        None         None
Book Stores
-----------
Tampa            FL          998,250    3,696,707        None         None
Business Services
-----------------
Jackson          MI          552,972      316,980        None         None
Child Care
----------
Birmingham       AL           63,800      295,791        None         None
Huntsville       AL           28,600      197,165        None         None
Mobile           AL           78,400      237,671        None         None
Mobile           AL           63,000      292,084        None         None
Avondale         AZ          242,723        9,169        None         None
Chandler         AZ          144,083      668,080        None         None
Chandler         AZ          291,720      647,923        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Automotive Service
------------------
Charleston       SC            217,250          294,079           511,329
Columbia         SC            343,785          295,001           638,786
Columbia         SC            267,622          298,594           566,216
Greenville       SC            221,946          315,163           537,109
Lexington        SC            241,434          201,143           442,577
North Charleston SC            174,980          341,466           516,446
Brentwood        TN            305,546          505,728           811,274
Nashville        TN            342,960          227,440           570,400
Dallas           TX            234,604          325,951           560,555
Houston          TX            285,000          369,694           654,694
Houston          TX            233,406          154,337           387,743
Houston          TX            195,000           57,757           252,757
Lewisville       TX            199,942          324,736           524,678
San Antonio      TX            198,828          437,422           636,250
Richmond         VA            149,780          399,415           549,195
Roanoke          VA            349,628          322,545           672,173
Virginia Beach   VA            287,675          382,125           669,800
Bremerton        WA            261,172          373,080           634,252
Milwaukee        WI            173,005          499,244           672,249
Milwaukee        WI            152,509          475,480           627,989
New Berlin       WI            188,491          466,268           654,759
Book Stores
-----------
Tampa            FL            998,250        3,696,707         4,694,957
Business Services
-----------------
Jackson          MI            552,972          316,980           869,952
Child Care
----------
Birmingham       AL             63,800          295,791           359,591
Huntsville       AL             28,600          197,165           225,765
Mobile           AL             78,400          237,671           316,071
Mobile           AL             63,000          292,084           355,084
Avondale         AZ            242,723            9,169           251,892
Chandler         AZ            144,083          668,080           812,163
Chandler         AZ            291,720          647,923           939,643

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Automotive Service
------------------
Charleston       SC         16,096     07/14/97     03/13/97       300
Columbia         SC         18,056     05/27/97     02/07/97       300
Columbia         SC          8,469     03/31/98     11/05/97       300
Greenville       SC         15,178     09/05/97     03/31/97       300
Lexington        SC            143   In Process     09/24/98       300
North Charleston SC          5,190     08/06/98     03/12/98       300
Brentwood        TN         19,338     03/13/98     05/28/97       300
Nashville        TN         11,670                  09/17/97       300
Dallas           TX         30,965     08/09/96     02/19/96       300
Houston          TX         17,783     08/08/97     08/08/97       300
Houston          TX            126   In Process     03/26/98       300
Houston          TX            120   In Process     06/12/98       300
Lewisville       TX         30,850     08/02/96     02/14/96       300
San Antonio      TX         57,594                  09/15/95       300
Richmond         VA         32,619                  12/26/96       300
Roanoke          VA         13,417                  12/19/97       300
Virginia Beach   VA         29,680     01/07/97     09/27/96       300
Bremerton        WA         31,319     03/19/97     07/24/96       300
Milwaukee        WI         60,741                  12/22/95       300
Milwaukee        WI         43,585                  09/27/96       300
New Berlin       WI         56,729                  12/22/95       300
Book Stores
-----------
Tampa            FL        264,890                  03/11/97       300
Business Services
-----------------
Jackson          MI            161   In Process     09/25/98       300
Child Care
----------
Birmingham       AL        201,975                  10/31/84       300
Huntsville       AL        197,165                  06/15/82       180
Mobile           AL        237,671                  10/15/82       180
Mobile           AL        190,439                  04/25/85       300
Avondale         AZ             73   In Process     07/28/98       300
Chandler         AZ        372,753                  12/17/86       300
Chandler         AZ        257,110                  12/11/87       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Chandler         AZ          271,695      603,446        None         None
Glendale         AZ          115,000      285,172        None         None
Mesa             AZ          297,500      660,755        None         None
Mesa             AZ          276,770      590,417        None         None
Peoria           AZ          281,750      625,779        None         None
Phoenix          AZ          318,500      707,397        None         None
Phoenix          AZ          264,504      587,471        None         None
Phoenix          AZ          260,719      516,181        None         None
Scottsdale       AZ          291,993      648,530        None         None
Tempe            AZ          292,200      648,989        None         None
Tempe            AZ          294,000      638,977        None         None
Tucson           AZ          304,500      676,303        None         None
Tucson           AZ          283,500      546,878        None         None
Calabasas        CA          156,430      725,248        None         None
Carmichael       CA          131,035      607,507        None         None
Chino            CA          155,000      634,071        None         None
Chula Vista      CA          350,563      778,614        None         None
Corona           CA          144,856      671,585        None         None
El Cajon         CA          157,804      731,621        None         None
Encinitas        CA          320,000      710,729        None         None
Escondido        CA          276,286      613,638        None         None
Folsom           CA          281,563      625,363        None         None
Mission Viejo    CA          353,891      744,367        None         None
Moreno Valley    CA          304,489      676,214        None         None
Oceanside        CA          145,568      674,889        None         None
Palmdale         CA          249,490      554,125        None         None
Rancho Cordova   CA          276,328      613,733        None         None
Rancho Cucamonga CA          471,733    1,047,739        None         None
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

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Chandler         AZ            271,695          603,446           875,141
Glendale         AZ            115,000          285,172           400,172
Mesa             AZ            297,500          660,755           958,255
Mesa             AZ            276,770          590,417           867,187
Peoria           AZ            281,750          625,779           907,529
Phoenix          AZ            318,500          707,397         1,025,897
Phoenix          AZ            264,504          587,471           851,975
Phoenix          AZ            260,719          516,181           776,900
Scottsdale       AZ            291,993          648,530           940,523
Tempe            AZ            292,200          648,989           941,189
Tempe            AZ            294,000          638,977           932,977
Tucson           AZ            304,500          676,303           980,803
Tucson           AZ            283,500          546,878           830,378
Calabasas        CA            156,430          725,248           881,678
Carmichael       CA            131,035          607,507           738,542
Chino            CA            155,000          634,071           789,071
Chula Vista      CA            350,563          778,614         1,129,177
Corona           CA            144,856          671,585           816,441
El Cajon         CA            157,804          731,621           889,425
Encinitas        CA            320,000          710,729         1,030,729
Escondido        CA            276,286          613,638           889,924
Folsom           CA            281,563          625,363           906,926
Mission Viejo    CA            353,891          744,367         1,098,258
Moreno Valley    CA            304,489          676,214           980,703
Oceanside        CA            145,568          674,889           820,457
Palmdale         CA            249,490          554,125           803,615
Rancho Cordova   CA            276,328          613,733           890,061
Rancho Cucamonga CA            471,733        1,047,739         1,519,472
Roseville        CA            297,343          660,412           957,755
Sacramento       CA            290,734          645,731           936,465
Santee           CA            248,418          551,748           800,166
Simi Valley      CA            208,585          967,055         1,175,640
Valencia         CA            301,295          669,185           970,480
Walnut           CA            217,365        1,007,753         1,225,118
Aurora           CO            141,811          657,497           799,308
Aurora           CO            287,000          637,440           924,440

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Chandler         AZ        239,550                  12/14/87       300
Glendale         AZ        283,587                  02/08/84       180
Mesa             AZ        245,285                  09/29/88       300
Mesa             AZ        219,177                  09/29/88       300
Peoria           AZ        243,001                  03/30/88       300
Phoenix          AZ        262,600                  09/29/88       300
Phoenix          AZ        183,204                  06/29/90       300
Phoenix          AZ        152,276                  12/26/90       300
Scottsdale       AZ        257,397                  12/14/87       300
Tempe            AZ        252,015                  03/10/88       300
Tempe            AZ        200,426                  09/27/90       300
Tucson           AZ        251,058                  09/28/88       300
Tucson           AZ        203,012                  09/29/88       300
Calabasas        CA        448,103                  09/26/85       300
Carmichael       CA        348,716                  08/22/86       300
Chino            CA        634,071                  10/06/83       180
Chula Vista      CA        313,486                  10/30/87       300
Corona           CA        452,911                  12/19/84       300
El Cajon         CA        443,326                  12/19/85       300
Encinitas        CA        282,084                  12/29/87       300
Escondido        CA        243,547                  12/31/87       300
Folsom           CA        253,053                  10/23/87       300
Mission Viejo    CA        184,240                  06/24/93       300
Moreno Valley    CA        287,804                  02/11/87       300
Oceanside        CA        408,948                  12/23/85       300
Palmdale         CA        205,702                  09/14/88       300
Rancho Cordova   CA        217,377                  03/22/89       300
Rancho Cucamonga CA        415,842                  12/30/87       300
Roseville        CA        267,225                  10/21/87       300
Sacramento       CA        259,983                  10/05/87       300
Santee           CA        226,893                  07/23/87       300
Simi Valley      CA        585,990                  12/20/85       300
Valencia         CA        254,132                  06/23/88       300
Walnut           CA        578,462                  08/22/86       300
Aurora           CO        390,555                  03/25/86       300
Aurora           CO        252,995                  12/31/87       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Aurora           CO          301,455      655,609        None         None
Broomfield       CO          107,000      403,080        None         None
Broomfield       CO          155,306      344,941        None         None
Colorado Springs CO          115,542      535,700        None         None
Colorado Springs CO           58,400      271,217        None         None
Colorado Springs CO           92,570      241,413        None         None
Englewood        CO          131,216      608,372        None         None
Englewood        CO          158,651      735,571        None         None
Fort Collins     CO          117,105      542,950        None         None
Fort Collins     CO          137,734      638,594        None         None
Fort Collins     CO           55,200      256,356        None        3,600
Greeley          CO           58,400      270,755        None         None
Littleton        CO          287,000      637,435        None         None
Littleton        CO          299,250      664,642        None         None
Littleton        CO          161,617      358,956        None         None
Longmont         CO          115,592      535,931        None         None
Louisville       CO           58,089      269,313        None         None
Parker           CO          153,551      341,043        None         None
Westminster      CO          306,387      695,737        None         None
Bradenton        FL          160,060      355,501        None         None
Clearwater       FL           42,223      269,380        None         None
Jacksonville     FL           38,500      228,481        None         None
Jacksonville     FL           48,000      243,060        None         None
Jacksonville     FL          184,800      410,447        None         None
Jupiter          FL           78,000      360,088        None         None
Margate          FL           66,686      309,183        None         None
Melbourne        FL          256,439      549,345        None         None
Niceville        FL           73,696      341,688        None         None
Orlando          FL           68,001      313,922        None         None
Orlando          FL          159,177      353,538        None         None
Orlando          FL          245,249      544,704        None         None
Orlando          FL          190,050      422,107        None         None
Oviedo           FL          166,409      369,598        None         None
Panama City      FL           69,500      244,314        None         None
Pensacola        FL          147,000      326,492        None         None
Royal Palm Beach FL          194,193      431,309        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Aurora           CO            301,455          655,609           957,064
Broomfield       CO            107,000          403,080           510,080
Broomfield       CO            155,306          344,941           500,247
Colorado Springs CO            115,542          535,700           651,242
Colorado Springs CO             58,400          271,217           329,617
Colorado Springs CO             92,570          241,413           333,983
Englewood        CO            131,216          608,372           739,588
Englewood        CO            158,651          735,571           894,222
Fort Collins     CO            117,105          542,950           660,055
Fort Collins     CO            137,734          638,594           776,328
Fort Collins     CO             55,200          259,956           315,156
Greeley          CO             58,400          270,755           329,155
Littleton        CO            287,000          637,435           924,435
Littleton        CO            299,250          664,642           963,892
Littleton        CO            161,617          358,956           520,573
Longmont         CO            115,592          535,931           651,523
Louisville       CO             58,089          269,313           327,402
Parker           CO            153,551          341,043           494,594
Westminster      CO            306,387          695,737         1,002,124
Bradenton        FL            160,060          355,501           515,561
Clearwater       FL             42,223          269,380           311,603
Jacksonville     FL             38,500          228,481           266,981
Jacksonville     FL             48,000          243,060           291,060
Jacksonville     FL            184,800          410,447           595,247
Jupiter          FL             78,000          360,088           438,088
Margate          FL             66,686          309,183           375,869
Melbourne        FL            256,439          549,345           805,784
Niceville        FL             73,696          341,688           415,384
Orlando          FL             68,001          313,922           381,923
Orlando          FL            159,177          353,538           512,715
Orlando          FL            245,249          544,704           789,953
Orlando          FL            190,050          422,107           612,157
Oviedo           FL            166,409          369,598           536,007
Panama City      FL             69,500          244,314           313,814
Pensacola        FL            147,000          326,492           473,492
Royal Palm Beach FL            194,193          431,309           625,502

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Aurora           CO        269,852                  09/27/89       300
Broomfield       CO        403,080                  01/12/83       180
Broomfield       CO        133,948                  03/15/88       300
Colorado Springs CO        300,687                  12/04/86       300
Colorado Springs CO        271,217                  12/22/82       180
Colorado Springs CO        241,413                  08/31/83       180
Englewood        CO        341,478                  12/05/86       300
Englewood        CO        410,409                  12/29/86       300
Fort Collins     CO        322,513                  03/25/86       300
Fort Collins     CO        379,327                  03/25/86       300
Fort Collins     CO        256,716                  12/22/82       180
Greeley          CO        183,785                  11/21/84       300
Littleton        CO        236,629                  09/29/88       300
Littleton        CO        246,730                  09/29/88       300
Littleton        CO        142,464                  12/10/87       300
Longmont         CO        318,345                  03/25/86       300
Louisville       CO        188,234                  06/22/84       300
Parker           CO        137,997                  10/19/87       300
Westminster      CO        260,849                  09/27/89       300
Bradenton        FL        136,019                  05/05/88       300
Clearwater       FL        269,380                  12/22/81       180
Jacksonville     FL        228,481                  12/22/81       180
Jacksonville     FL        243,060                  12/22/81       180
Jacksonville     FL        145,375                  03/30/89       300
Jupiter          FL        223,628                  09/11/85       300
Margate          FL        172,509                  12/16/86       300
Melbourne        FL        137,820                  04/16/93       300
Niceville        FL        191,782                  12/03/86       300
Orlando          FL        194,957                  09/04/85       300
Orlando          FL        145,382                  07/02/87       300
Orlando          FL        216,187                  12/10/87       300
Orlando          FL        149,505                  03/30/89       300
Oviedo           FL        147,742                  11/20/87       300
Panama City      FL        244,314                  06/15/82       180
Pensacola        FL        115,640                  03/28/89       300
Royal Palm Beach FL        157,660                  11/15/88       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Spring Hill      FL          146,939      326,356        None         None
St. Augustine    FL           44,800      213,040        None         None
Sunrise          FL           69,400      246,671        None         None
Sunrise          FL          245,000      533,280        None         None
Tallahassee      FL           66,000      232,010        None         None
Tampa            FL           53,385      199,846        None         None
Douglasville     GA           54,000      250,356        None         None
Dunwoody         GA          318,500      707,399        None         None
Ellenwood        GA          119,678      275,414        None         None
Fayetteville     GA          148,400      329,601        None         None
Lawrenceville    GA          141,449      314,161        None         None
Lilburn          GA          116,350      539,488        None         None
Lithia Springs   GA          187,444      363,358        None         None
Lithonia         GA          239,715      524,459        None         None
Marietta         GA          231,000      513,061        None         None
Marietta         GA          273,000      619,076        None         None
Marietta         GA          292,250      649,095        None         None
Marietta         GA          295,750      596,299        None         None
Marietta         GA          301,000      668,529        None         None
Marietta         GA          148,620      330,090        None         None
Martinez         GA          141,153      313,504        None         None
Smyrna           GA          274,750      610,229        None         None
Stockbridge      GA          168,700      374,688        None         None
Stone Mountain   GA          316,750      703,512        None         None
Stone Mountain   GA           65,000      301,357        None         None
Valdosta         GA           73,561      341,059        None         None
Cedar Rapids     IA          194,950      427,085        None         None
Iowa City        IA          186,900      408,910        None         None
Johnston         IA          186,996      347,278        None         None
Addison          IL          125,780      583,146        None         None
Algonquin        IL          241,500      509,629        None         None
Aurora           IL          165,679      398,739        None         None
Bartlett         IL          120,824      560,166        None         None
Bolingbrook      IL           60,000      409,024        None         None
Carol Stream     IL          122,831      586,416        None         None
Elk Grove VillageIL          126,860      588,175        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Spring Hill      FL            146,939          326,356           473,295
St. Augustine    FL             44,800          213,040           257,840
Sunrise          FL             69,400          246,671           316,071
Sunrise          FL            245,000          533,280           778,280
Tallahassee      FL             66,000          232,010           298,010
Tampa            FL             53,385          199,846           253,231
Douglasville     GA             54,000          250,356           304,356
Dunwoody         GA            318,500          707,399         1,025,899
Ellenwood        GA            119,678          275,414           395,092
Fayetteville     GA            148,400          329,601           478,001
Lawrenceville    GA            141,449          314,161           455,610
Lilburn          GA            116,350          539,488           655,838
Lithia Springs   GA            187,444          363,358           550,802
Lithonia         GA            239,715          524,459           764,174
Marietta         GA            231,000          513,061           744,061
Marietta         GA            273,000          619,076           892,076
Marietta         GA            292,250          649,095           941,345
Marietta         GA            295,750          596,299           892,049
Marietta         GA            301,000          668,529           969,529
Marietta         GA            148,620          330,090           478,710
Martinez         GA            141,153          313,504           454,657
Smyrna           GA            274,750          610,229           884,979
Stockbridge      GA            168,700          374,688           543,388
Stone Mountain   GA            316,750          703,512         1,020,262
Stone Mountain   GA             65,000          301,357           366,357
Valdosta         GA             73,561          341,059           414,620
Cedar Rapids     IA            194,950          427,085           622,035
Iowa City        IA            186,900          408,910           595,810
Johnston         IA            186,996          347,278           534,274
Addison          IL            125,780          583,146           708,926
Algonquin        IL            241,500          509,629           751,129
Aurora           IL            165,679          398,739           564,418
Bartlett         IL            120,824          560,166           680,990
Bolingbrook      IL             60,000          409,024           469,024
Carol Stream     IL            122,831          586,416           709,247
Elk Grove VillageIL            126,860          588,175           715,035

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Spring Hill      FL        130,456                  11/24/87       300
St. Augustine    FL        213,040                  12/22/81       180
Sunrise          FL        246,671                  06/15/82       180
Sunrise          FL        190,459                  05/25/89       300
Tallahassee      FL        232,010                  06/15/82       180
Tampa            FL        199,846                  12/22/81       180
Douglasville     GA        170,964                  10/23/84       300
Dunwoody         GA        258,580                  11/16/88       300
Ellenwood        GA        100,673                  11/16/88       300
Fayetteville     GA        116,741                  03/29/89       300
Lawrenceville    GA        118,411                  07/07/88       300
Lilburn          GA        301,005                  12/23/86       300
Lithia Springs   GA        125,476                  12/28/89       300
Lithonia         GA        173,638                  08/20/91       300
Marietta         GA        199,231                  03/18/88       300
Marietta         GA        238,631                  04/26/88       300
Marietta         GA        235,425                  12/02/88       300
Marietta         GA        216,276                  12/30/88       300
Marietta         GA        242,472                  12/30/88       300
Marietta         GA        122,620                  09/16/88       300
Martinez         GA        124,425                  12/31/87       300
Smyrna           GA        223,061                  11/15/88       300
Stockbridge      GA        132,710                  03/28/89       300
Stone Mountain   GA        257,160                  11/16/88       300
Stone Mountain   GA        189,773                  06/19/85       300
Valdosta         GA        191,426                  12/03/86       300
Cedar Rapids     IA        122,934                  09/24/92       300
Iowa City        IA        119,748                  09/24/92       300
Johnston         IA         94,673                  08/19/91       300
Addison          IL        346,391                  03/25/86       300
Algonquin        IL        160,757                  07/10/90       300
Aurora           IL        144,620                  12/21/88       300
Bartlett         IL        332,740                  03/25/86       300
Bolingbrook      IL        409,024                  10/18/82       180
Carol Stream     IL        348,334                  03/25/86       300
Elk Grove VillageIL        349,379                  03/26/86       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Elk Grove VillageIL          214,845      477,180        None         None
Glendale Heights IL          318,500      707,399        None         None
Hoffman Estates  IL          318,500      707,399        None         None
Hoffman Estates  IL          211,082      468,818        None         None
Lockport         IL          189,477      442,018        None         None
O'Fallon         IL          141,250      313,722        None         None
Orland Park      IL          218,499      485,295        None         None
Palatine         IL          121,911      565,233        None         None
Roselle          IL          297,541      561,036        None         None
Schaumburg       IL          218,798      485,956        None         None
Vernon Hills     IL          132,523      614,430        None         None
Westmont         IL          124,742      578,330        None         None
Carmel           IN          217,565      430,742        None         None
Fishers          IN          212,118      419,959        None         None
Highland         IN          220,460      436,476        None         None
Indianapolis     IN          245,000      544,153        None         None
Noblesville      IN           60,000      278,175        None         None
Zionsville       IN          127,568      319,770        None         None
Lenexa           KS          318,500      707,399        None         None
Olathe           KS          304,500      676,308        None         None
Overland Park    KS          305,691      707,397        None         None
Shawnee          KS          315,000      699,629        None         None
Shawnee          KS          288,246      793,002        None         None
Topeka           KS           58,000      268,903        None         None
Wichita          KS          209,890      415,549        None         None
Wichita          KS          108,569      401,828        None         None
Lexington        KY          210,427      420,883        None         None
Acton            MA          315,533      700,813        None         None
Marlborough      MA          352,765      776,487        None         None
Westborough      MA          359,412      773,877        None         None
Ellicott City    MD          219,368      630,839        None         None
Frederick        MD          203,352    1,017,109        None         None
Olney            MD          342,500      760,701        None         None
Waldorf          MD          130,430      604,702        None         None
Waldorf          MD          237,207      526,844        None         None
Canton           MI           55,000      378,848        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Elk Grove VillageIL            214,845          477,180           692,025
Glendale Heights IL            318,500          707,399         1,025,899
Hoffman Estates  IL            318,500          707,399         1,025,899
Hoffman Estates  IL            211,082          468,818           679,900
Lockport         IL            189,477          442,018           631,495
O'Fallon         IL            141,250          313,722           454,972
Orland Park      IL            218,499          485,295           703,794
Palatine         IL            121,911          565,233           687,144
Roselle          IL            297,541          561,036           858,577
Schaumburg       IL            218,798          485,956           704,754
Vernon Hills     IL            132,523          614,430           746,953
Westmont         IL            124,742          578,330           703,072
Carmel           IN            217,565          430,742           648,307
Fishers          IN            212,118          419,959           632,077
Highland         IN            220,460          436,476           656,936
Indianapolis     IN            245,000          544,153           789,153
Noblesville      IN             60,000          278,175           338,175
Zionsville       IN            127,568          319,770           447,338
Lenexa           KS            318,500          707,399         1,025,899
Olathe           KS            304,500          676,308           980,808
Overland Park    KS            305,691          707,397         1,013,088
Shawnee          KS            315,000          699,629         1,014,629
Shawnee          KS            288,246          793,002         1,081,248
Topeka           KS             58,000          268,903           326,903
Wichita          KS            209,890          415,549           625,439
Wichita          KS            108,569          401,828           510,397
Lexington        KY            210,427          420,883           631,310
Acton            MA            315,533          700,813         1,016,346
Marlborough      MA            352,765          776,487         1,129,252
Westborough      MA            359,412          773,877         1,133,289
Ellicott City    MD            219,368          630,839           850,207
Frederick        MD            203,352        1,017,109         1,220,461
Olney            MD            342,500          760,701         1,103,201
Waldorf          MD            130,430          604,702           735,132
Waldorf          MD            237,207          526,844           764,051
Canton           MI             55,000          378,848           433,848

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Elk Grove VillageIL        183,937                  04/08/88       300
Glendale Heights IL        258,580                  11/16/88       300
Hoffman Estates  IL        250,552                  03/31/89       300
Hoffman Estates  IL        154,121                  12/08/89       300
Lockport         IL        177,955                  10/29/87       300
O'Fallon         IL        126,300                  10/30/87       300
Orland Park      IL        195,380                  10/28/87       300
Palatine         IL        335,750                  03/25/86       300
Roselle          IL        203,487                  12/30/88       300
Schaumburg       IL        192,870                  12/17/87       300
Vernon Hills     IL        364,972                  03/25/86       300
Westmont         IL        343,529                  03/25/86       300
Carmel           IN        127,072                  12/27/90       300
Fishers          IN        123,891                  12/27/90       300
Highland         IN        128,762                  12/26/90       300
Indianapolis     IN        169,695                  06/29/90       300
Noblesville      IN        181,370                  04/30/85       300
Zionsville       IN        128,736                  10/28/87       300
Lenexa           KS        250,552                  03/31/89       300
Olathe           KS        251,059                  09/28/88       300
Overland Park    KS        262,600                  09/28/88       300
Shawnee          KS        257,727                  10/27/88       300
Shawnee          KS             79   In Process     08/24/98       300
Topeka           KS        175,325                  04/16/85       300
Wichita          KS        122,590                  12/26/90       300
Wichita          KS        206,860                  12/16/86       300
Lexington        KY        133,110                  08/20/91       300
Acton            MA        260,157                  09/30/88       300
Marlborough      MA        283,833                  11/04/88       300
Westborough      MA        282,877                  11/01/88       300
Ellicott City    MD        228,801                  12/19/88       300
Frederick        MD         18,651                  07/06/98       300
Olney            MD        301,916                  12/18/87       300
Waldorf          MD        415,353                  09/26/84       300
Waldorf          MD        209,098                  12/31/87       300
Canton           MI        378,848                  10/06/82       180

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Apple Valley     MN          113,523      526,319        None         None
Bloomington      MN          124,113      575,416        None         None
Brooklyn Park    MN          118,111      547,586        None         None
Brooklyn Park    MN          112,823      523,073        None         None
Eagan            MN          112,127      519,844        None         None
Eden Prairie     MN          124,286      576,243        None         None
Maple Grove      MN          111,691      517,822        None         None
Maple Grove      MN          313,250      660,149        None         None
Minnetonka       MN          146,847      680,842        None         None
Plymouth         MN          134,221      622,350        None         None
W. Bloomington   MN           40,000      468,484        None         None
White Bear Lake  MN          260,750      579,133        None         None
White Bear Lake  MN          242,165      537,855        None         None
Florissant       MO          318,500      707,399        None         None
Florissant       MO          181,300      402,672        None         None
Gladstone        MO          294,000      652,987        None         None
Lee's Summit     MO          239,627      532,220        None         None
Liberty          MO           65,400      303,211        None         None
Manchester       MO          287,000      637,435        None         None
North Kansas CityMO          307,784      738,647        None         None
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

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Apple Valley     MN            113,523          526,319           639,842
Bloomington      MN            124,113          575,416           699,529
Brooklyn Park    MN            118,111          547,586           665,697
Brooklyn Park    MN            112,823          523,073           635,896
Eagan            MN            112,127          519,844           631,971
Eden Prairie     MN            124,286          576,243           700,529
Maple Grove      MN            111,691          517,822           629,513
Maple Grove      MN            313,250          660,149           973,399
Minnetonka       MN            146,847          680,842           827,689
Plymouth         MN            134,221          622,350           756,571
W. Bloomington   MN             40,000          468,484           508,484
White Bear Lake  MN            260,750          579,133           839,883
White Bear Lake  MN            242,165          537,855           780,020
Florissant       MO            318,500          707,399         1,025,899
Florissant       MO            181,300          402,672           583,972
Gladstone        MO            294,000          652,987           946,987
Lee's Summit     MO            239,627          532,220           771,847
Liberty          MO             65,400          303,211           368,611
Manchester       MO            287,000          637,435           924,435
North Kansas CityMO            307,784          738,647         1,046,431
St. Charles      MO            259,000          575,246           834,246
Pearl            MS            121,801          270,525           392,326
Cary             NC             75,200          262,973           338,173
Chapel Hill      NC             77,000          356,992           433,992
Charlotte        NC             27,551          247,000           274,551
Charlotte        NC            134,582          268,222           402,804
Concord          NC             32,441          190,859           223,300
Durham           NC            220,728          429,380           650,108
Durham           NC            238,000          471,201           709,201
Hendersonville   NC             32,748          186,152           218,900
Kernersville     NC            162,216          316,299           478,515
Morrisville      NC            175,700          390,234           565,934
Bellevue         NE             60,568          280,819           341,387
Omaha            NE             60,500          280,491           340,991
Omaha            NE             53,000          245,720           298,720
Omaha            NE            142,867          317,315           460,182

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Apple Valley     MN        312,636                  03/26/86       300
Bloomington      MN        341,800                  03/27/86       300
Brooklyn Park    MN        325,268                  03/26/86       300
Brooklyn Park    MN        310,708                  03/27/86       300
Eagan            MN        308,789                  03/31/86       300
Eden Prairie     MN        342,291                  03/27/86       300
Maple Grove      MN        307,589                  03/26/86       300
Maple Grove      MN        209,113                  07/11/90       300
Minnetonka       MN        382,154                  12/12/86       300
Plymouth         MN        349,321                  12/12/86       300
W. Bloomington   MN        468,484                  06/18/82       180
White Bear Lake  MN        229,853                  12/23/87       300
White Bear Lake  MN        164,708                  08/30/90       300
Florissant       MO        250,552                  03/30/89       300
Florissant       MO        142,621                  03/29/89       300
Gladstone        MO        242,403                  09/29/88       300
Lee's Summit     MO        178,333                  09/27/89       300
Liberty          MO        190,939                  06/18/85       300
Manchester       MO        252,993                  12/22/87       300
North Kansas CityMO          1,226   In Process     08/21/98       300
St. Charles      MO        228,312                  12/23/87       300
Pearl            MS         99,044                  11/15/88       300
Cary             NC        262,973                  01/25/84       180
Chapel Hill      NC        232,759                  04/17/85       300
Charlotte        NC        247,000                  12/23/81       180
Charlotte        NC         98,042                  11/16/88       300
Concord          NC        190,859                  12/23/81       180
Durham           NC        152,368                  12/29/89       300
Durham           NC        128,457                  08/20/91       300
Hendersonville   NC        186,152                  12/23/81       180
Kernersville     NC        114,079                  12/14/89       300
Morrisville      NC        138,215                  03/29/89       300
Bellevue         NE        156,682                  12/16/86       300
Omaha            NE        194,920                  08/01/84       300
Omaha            NE        168,613                  10/11/84       300
Omaha            NE        125,937                  12/09/87       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Londonderry      NH          335,467      745,082        None         None
Clementon        NJ          279,851      554,060        None         None
Henderson        NV           82,000      380,173        None         None
Las Vegas        NV          201,250      446,983        None         None
Sparks           NV          244,752      543,604        None         None
Beavercreek      OH          179,552      398,786        None         None
Centerville      OH          174,519      387,613        None         None
Cincinnati       OH          165,910      368,486        None         None
Dublin           OH           84,000      389,446        None         None
Englewood        OH           74,000      343,083        None         None
Forest Park      OH          170,778      379,305        None         None
Gahanna          OH           86,000      398,718        None         None
Huber Heights    OH          245,000      544,153        None         None
Loveland         OH          206,136      457,829        None         None
Maineville       OH          173,105      384,469        None         None
Pickerington     OH           87,580      406,055        None         None
Westerville      OH          294,350      646,557        None         None
Westerville      OH           82,000      380,173        None         None
Broken Arrow     OK           78,705      220,434        None         None
Midwest City     OK           67,800      314,338        None         None
Oklahoma City    OK           50,800      214,474        None         None
Oklahoma City    OK           79,000      366,261        None         None
Yukon            OK           61,000      282,812        None         None
Beaverton        OR          135,148      626,647        None         None
Beaverton        OR          115,232      534,301        None         None
Charleston       SC          125,593      278,946        None         None
Charleston       SC          140,700      312,498        None         None
Columbia         SC           58,160      269,643        None         None
Elgin            SC          160,831      313,600        None         None
Goose Creek      SC           61,635      192,905        None         None
Ladson           SC           31,543      177,457        None         None
Lexington        SC           55,869      274,742        None         None
Mt. Pleasant     SC           40,700      180,400        None         None
Summerville      SC           44,400      174,500        None         None
Sumter           SC           56,010      268,903        None         None
Memphis          TN          238,263      504,897        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Londonderry      NH            335,467          745,082         1,080,549
Clementon        NJ            279,851          554,060           833,911
Henderson        NV             82,000          380,173           462,173
Las Vegas        NV            201,250          446,983           648,233
Sparks           NV            244,752          543,604           788,356
Beavercreek      OH            179,552          398,786           578,338
Centerville      OH            174,519          387,613           562,132
Cincinnati       OH            165,910          368,486           534,396
Dublin           OH             84,000          389,446           473,446
Englewood        OH             74,000          343,083           417,083
Forest Park      OH            170,778          379,305           550,083
Gahanna          OH             86,000          398,718           484,718
Huber Heights    OH            245,000          544,153           789,153
Loveland         OH            206,136          457,829           663,965
Maineville       OH            173,105          384,469           557,574
Pickerington     OH             87,580          406,055           493,635
Westerville      OH            294,350          646,557           940,907
Westerville      OH             82,000          380,173           462,173
Broken Arrow     OK             78,705          220,434           299,139
Midwest City     OK             67,800          314,338           382,138
Oklahoma City    OK             50,800          214,474           265,274
Oklahoma City    OK             79,000          366,261           445,261
Yukon            OK             61,000          282,812           343,812
Beaverton        OR            135,148          626,647           761,795
Beaverton        OR            115,232          534,301           649,533
Charleston       SC            125,593          278,946           404,539
Charleston       SC            140,700          312,498           453,198
Columbia         SC             58,160          269,643           327,803
Elgin            SC            160,831          313,600           474,431
Goose Creek      SC             61,635          192,905           254,540
Ladson           SC             31,543          177,457           209,000
Lexington        SC             55,869          274,742           330,611
Mt. Pleasant     SC             40,700          180,400           221,100
Summerville      SC             44,400          174,500           218,900
Sumter           SC             56,010          268,903           324,913
Memphis          TN            238,263          504,897           743,160

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Londonderry      NH        253,355                  08/18/89       300
Clementon        NJ        149,497                  09/09/91       300
Henderson        NV        247,872                  04/17/85       300
Las Vegas        NV        139,392                  06/29/90       300
Sparks           NV        214,198                  01/29/88       300
Beavercreek      OH        165,136                  06/30/87       300
Centerville      OH        159,396                  07/23/87       300
Cincinnati       OH        154,709                  04/29/87       300
Dublin           OH        240,353                  10/08/85       300
Englewood        OH        210,617                  10/23/85       300
Forest Park      OH        154,804                  09/28/87       300
Gahanna          OH        243,188                  11/26/85       300
Huber Heights    OH        165,108                  09/27/90       300
Loveland         OH        193,537                  03/20/87       300
Maineville       OH        162,525                  03/06/87       300
Pickerington     OH        227,908                  12/11/86       300
Westerville      OH        202,075                  09/26/90       300
Westerville      OH        234,630                  10/08/85       300
Broken Arrow     OK        220,434                  01/27/83       180
Midwest City     OK        196,705                  08/14/85       300
Oklahoma City    OK        214,474                  06/15/82       180
Oklahoma City    OK        249,852                  11/14/84       300
Yukon            OK        183,236                  05/02/85       300
Beaverton        OR        349,634                  12/17/86       300
Beaverton        OR        298,111                  12/22/86       300
Charleston       SC        106,728                  05/26/88       300
Charleston       SC        110,684                  03/28/89       300
Columbia         SC        183,941                  11/14/84       300
Elgin            SC        113,105                  12/14/89       300
Goose Creek      SC        192,905                  12/22/81       180
Ladson           SC        177,457                  12/22/81       180
Lexington        SC        187,418                  11/13/84       300
Mt. Pleasant     SC        180,400                  12/22/81       180
Summerville      SC        174,500                  12/22/81       180
Sumter           SC        169,337                  06/18/85       300
Memphis          TN        187,426                  09/29/88       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Memphis          TN          238,000      528,608        None         None
Memphis          TN          221,501      491,962        None         None
Nashville        TN          274,298      609,223        None         None
Allen            TX          177,637      394,537        None         None
Arlington        TX           82,109      380,678        None         None
Arlington        TX          238,000      528,604        None         None
Arlington        TX          241,500      550,559        None         None
Arlington        TX           70,000      324,538        None         None
Arlington        TX          195,650      387,355        None         None
Austin           TX          134,383      623,103        None         None
Austin           TX          236,733      528,608        None         None
Austin           TX          238,000      528,604        None         None
Austin           TX          103,600      230,532        None         None
Austin           TX           88,872      222,684        None         None
Austin           TX          188,144      417,872        None         None
Austin           TX          191,636      425,629        None         None
Austin           TX          224,878      499,461        None         None
Austin           TX          217,878      483,913        None         None
Bedford          TX          241,500      550,559        None         None
Carrollton       TX          277,850      617,113        None         None
Cedar Park       TX          168,857      375,036        None         None
Colleyville      TX           68,000      315,266        None         None
Converse         TX          217,000      481,963        None         None
Coppell          TX          139,224      645,551        None         None
Coppell          TX          208,641      463,398        None         None
Desoto           TX           86,000      398,715        None         None
Duncanville      TX           93,000      431,172        None         None
Euless           TX          234,111      519,962        None         None
Flower Mound     TX          202,773      442,846        None         None
Fort Worth       TX          238,000      528,608        None         None
Fort Worth       TX           85,518      396,495        None         None
Fort Worth       TX          210,007      444,460        None         None
Fort Worth       TX          216,160      427,962        None         None
Garland          TX          211,050      468,749        None         None
Grand Prairie    TX          167,164      371,275        None         None
Houston          TX          219,100      486,631        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Memphis          TN            238,000          528,608           766,608
Memphis          TN            221,501          491,962           713,463
Nashville        TN            274,298          609,223           883,521
Allen            TX            177,637          394,537           572,174
Arlington        TX             82,109          380,678           462,787
Arlington        TX            238,000          528,604           766,604
Arlington        TX            241,500          550,559           792,059
Arlington        TX             70,000          324,538           394,538
Arlington        TX            195,650          387,355           583,005
Austin           TX            134,383          623,103           757,486
Austin           TX            236,733          528,608           765,341
Austin           TX            238,000          528,604           766,604
Austin           TX            103,600          230,532           334,132
Austin           TX             88,872          222,684           311,556
Austin           TX            188,144          417,872           606,016
Austin           TX            191,636          425,629           617,265
Austin           TX            224,878          499,461           724,339
Austin           TX            217,878          483,913           701,791
Bedford          TX            241,500          550,559           792,059
Carrollton       TX            277,850          617,113           894,963
Cedar Park       TX            168,857          375,036           543,893
Colleyville      TX             68,000          315,266           383,266
Converse         TX            217,000          481,963           698,963
Coppell          TX            139,224          645,551           784,775
Coppell          TX            208,641          463,398           672,039
Desoto           TX             86,000          398,715           484,715
Duncanville      TX             93,000          431,172           524,172
Euless           TX            234,111          519,962           754,073
Flower Mound     TX            202,773          442,846           645,619
Fort Worth       TX            238,000          528,608           766,608
Fort Worth       TX             85,518          396,495           482,013
Fort Worth       TX            210,007          444,460           654,467
Fort Worth       TX            216,160          427,962           644,122
Garland          TX            211,050          468,749           679,799
Grand Prairie    TX            167,164          371,275           538,439
Houston          TX            219,100          486,631           705,731

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Memphis          TN        196,230                  09/30/88       300
Memphis          TN        150,654                  08/31/90       300
Nashville        TN        215,779                  03/30/89       300
Allen            TX        144,212                  11/21/88       300
Arlington        TX        258,148                  12/13/84       300
Arlington        TX        196,228                  09/26/88       300
Arlington        TX        253,298                  09/22/89       300
Arlington        TX        210,270                  05/08/85       300
Arlington        TX        112,101                  02/07/91       300
Austin           TX        347,658                  12/23/86       300
Austin           TX        196,230                  09/27/88       300
Austin           TX        185,728                  04/06/89       300
Austin           TX        230,532                  10/29/82       180
Austin           TX        222,684                  01/12/83       180
Austin           TX        159,883                  05/11/88       300
Austin           TX        154,372                  12/22/88       300
Austin           TX        179,736                  01/03/89       300
Austin           TX        167,285                  06/22/89       300
Bedford          TX        253,298                  09/22/89       300
Carrollton       TX        244,928                  12/11/87       300
Cedar Park       TX        137,084                  11/21/88       300
Colleyville      TX        204,263                  05/01/85       300
Converse         TX        178,914                  09/28/88       300
Coppell          TX        360,182                  12/17/86       300
Coppell          TX        183,919                  12/11/87       300
Desoto           TX        272,252                  10/24/84       300
Duncanville      TX        279,357                  05/08/85       300
Euless           TX        216,811                  05/08/87       300
Flower Mound     TX        185,927                  04/20/87       300
Fort Worth       TX        196,230                  09/26/88       300
Fort Worth       TX        222,543                  12/03/86       300
Fort Worth       TX        146,273                  02/01/90       300
Fort Worth       TX        123,852                  02/07/91       300
Garland          TX        154,099                  12/12/89       300
Grand Prairie    TX        134,658                  12/13/88       300
Houston          TX        180,648                  09/30/88       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Houston          TX          219,100      486,628        None         None
Houston          TX          149,109      323,314        None         None
Houston          TX           58,000      268,901        None         None
Houston          TX           60,000      278,175        None         None
Houston          TX          102,000      472,898        None         None
Houston          TX          139,125      308,997        None         None
Houston          TX          139,125      308,997        None         None
Houston          TX          141,296      313,824        None         None
Houston          TX          294,582      385,334        None         None
Katy             TX          309,898      857,102        None         None
Lewisville       TX          192,777      428,121        None         None
Lewisville       TX          192,218      426,922        None         None
Lewisville       TX           79,000      366,264        None         None
Mansfield        TX          181,375      402,838        None         None
Mesquite         TX           85,000      394,079        None         None
Mesquite         TX          139,466      326,525        None         None
Missouri City    TX          221,025      437,593        None         None
N. Richland HillsTX          238,000      528,608        None         None
Pasadena         TX           60,000      278,173        None         None
Plano            TX          261,912      581,658        None         None
Plano            TX          250,514      556,399        None         None
Plano            TX          259,000      575,246        None         None
Round Rock       TX           80,525      373,347        None         None
Round Rock       TX          186,380      413,957        None         None
San Antonio      TX          130,833      606,595        None         None
San Antonio      TX          234,500      520,831        None         None
San Antonio      TX          217,000      481,967        None         None
San Antonio      TX          220,500      447,108        None         None
San Antonio      TX          102,512      475,289        None         None
San Antonio      TX           81,530      378,007        None         None
San Antonio      TX          139,125      308,997        None         None
San Antonio      TX          181,412      402,923        None         None
San Antonio      TX          162,161      360,166        None         None
San Antonio      TX          182,868      406,155        None         None
Southlake        TX          228,279      511,750        None         None
Sugarland        TX          193,800      430,436        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Houston          TX            219,100          486,628           705,728
Houston          TX            149,109          323,314           472,423
Houston          TX             58,000          268,901           326,901
Houston          TX             60,000          278,175           338,175
Houston          TX            102,000          472,898           574,898
Houston          TX            139,125          308,997           448,122
Houston          TX            139,125          308,997           448,122
Houston          TX            141,296          313,824           455,120
Houston          TX            294,582          385,334           679,916
Katy             TX            309,898          857,102         1,167,000
Lewisville       TX            192,777          428,121           620,898
Lewisville       TX            192,218          426,922           619,140
Lewisville       TX             79,000          366,264           445,264
Mansfield        TX            181,375          402,838           584,213
Mesquite         TX             85,000          394,079           479,079
Mesquite         TX            139,466          326,525           465,991
Missouri City    TX            221,025          437,593           658,618
N. Richland HillsTX            238,000          528,608           766,608
Pasadena         TX             60,000          278,173           338,173
Plano            TX            261,912          581,658           843,570
Plano            TX            250,514          556,399           806,913
Plano            TX            259,000          575,246           834,246
Round Rock       TX             80,525          373,347           453,872
Round Rock       TX            186,380          413,957           600,337
San Antonio      TX            130,833          606,595           737,428
San Antonio      TX            234,500          520,831           755,331
San Antonio      TX            217,000          481,967           698,967
San Antonio      TX            220,500          447,108           667,608
San Antonio      TX            102,512          475,289           577,801
San Antonio      TX             81,530          378,007           459,537
San Antonio      TX            139,125          308,997           448,122
San Antonio      TX            181,412          402,923           584,335
San Antonio      TX            162,161          360,166           522,327
San Antonio      TX            182,868          406,155           589,023
Southlake        TX            228,279          511,750           740,029
Sugarland        TX            193,800          430,436           624,236

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Houston          TX        177,881                  11/16/88       300
Houston          TX        126,780                  06/26/89       300
Houston          TX        184,521                  10/11/84       300
Houston          TX        180,231                  05/01/85       300
Houston          TX        306,392                  05/01/85       300
Houston          TX        128,842                  05/22/87       300
Houston          TX        128,842                  05/22/87       300
Houston          TX        129,053                  07/24/87       300
Houston          TX             72   In Process     08/14/98       300
Katy             TX             74   In Process     08/21/98       300
Lewisville       TX        183,095                  01/07/87       300
Lewisville       TX        154,843                  12/29/88       300
Lewisville       TX        230,647                  06/26/85       300
Mansfield        TX        132,432                  12/20/89       300
Mesquite         TX        269,088                  10/24/84       300
Mesquite         TX        116,023                  10/08/92       300
Missouri City    TX        129,092                  12/13/90       300
N. Richland HillsTX        196,230                  09/26/88       300
Pasadena         TX        189,945                  10/23/84       300
Plano            TX        249,236                  01/06/87       300
Plano            TX        220,830                  12/10/87       300
Plano            TX        213,543                  09/27/88       300
Round Rock       TX        208,308                  12/16/86       300
Round Rock       TX        145,445                  04/19/89       300
San Antonio      TX        360,320                  03/24/86       300
San Antonio      TX        206,713                  12/29/87       300
San Antonio      TX        177,547                  10/14/88       300
San Antonio      TX        158,361                  03/30/89       300
San Antonio      TX        266,770                  12/03/86       300
San Antonio      TX        212,166                  12/11/86       300
San Antonio      TX        128,842                  05/22/87       300
San Antonio      TX        165,691                  07/07/87       300
San Antonio      TX        148,110                  07/07/87       300
San Antonio      TX        147,310                  12/06/88       300
Southlake        TX        148,141                  03/10/93       300
Sugarland        TX        177,007                  07/31/87       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
The Woodlands    TX          193,801      430,441        None         None
Watauga          TX          165,914      368,502        None         None
Layton           UT          136,574      269,009        None         None
Sandy            UT          168,089      373,330        None         None
Centreville      VA          371,000      824,003        None         None
Chesapeake       VA          190,050      422,107        None         None
Glen Allen       VA           74,643      346,060        None         None
Portsmouth       VA          171,575      381,072        None         None
Richmond         VA          269,500      598,567        None         None
Richmond         VA           71,001      327,771        None         None
Virginia Beach   VA          124,988      579,496        None         None
Virginia Beach   VA           69,080      320,270        None         None
Woodbridge       VA          358,050      795,239        None         None
Everett          WA          120,000      540,363        None         None
Federal Way      WA          150,785      699,100        None         None
Federal Way      WA          261,943      581,782        None         None
Kent             WA          128,300      539,141        None         None
Kent             WA          140,763      678,809        None         None
Kirkland         WA          301,000      668,534        None         None
Puyallup         WA          195,552      434,327        None         None
Redmond          WA          279,830      621,512        None         None
Renton           WA          111,183      515,490        None         None
Appleton         WI          196,000      424,038        None         None
Brookfield       WI          233,100      461,500        None         None
Waukesha         WI          215,950      427,546        None         None
Cheyenne         WY           59,856      277,506        None         None
Consumer Electronics
--------------------
Oxford           AL          323,085      406,655        None         None
Tuscaloosa       AL          204,790      585,115        None         None
Thousand Oaks    CA        2,703,726    6,125,829        None         None
Bradenton        FL          174,948      240,928        None         None
MaryEsther       FL          149,696      363,263        None         None
Melbourne        FL          269,697      522,414        None         None
Merritt Island   FL          309,652      482,459        None         None
Ocala            FL          339,690      543,504        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
The Woodlands    TX            193,801          430,441           624,242
Watauga          TX            165,914          368,502           534,416
Layton           UT            136,574          269,009           405,583
Sandy            UT            168,089          373,330           541,419
Centreville      VA            371,000          824,003         1,195,003
Chesapeake       VA            190,050          422,107           612,157
Glen Allen       VA             74,643          346,060           420,703
Portsmouth       VA            171,575          381,072           552,647
Richmond         VA            269,500          598,567           868,067
Richmond         VA             71,001          327,771           398,772
Virginia Beach   VA            124,988          579,496           704,484
Virginia Beach   VA             69,080          320,270           389,350
Woodbridge       VA            358,050          795,239         1,153,289
Everett          WA            120,000          540,363           660,363
Federal Way      WA            150,785          699,100           849,885
Federal Way      WA            261,943          581,782           843,725
Kent             WA            128,300          539,141           667,441
Kent             WA            140,763          678,809           819,572
Kirkland         WA            301,000          668,534           969,534
Puyallup         WA            195,552          434,327           629,879
Redmond          WA            279,830          621,512           901,342
Renton           WA            111,183          515,490           626,673
Appleton         WI            196,000          424,038           620,038
Brookfield       WI            233,100          461,500           694,600
Waukesha         WI            215,950          427,546           643,496
Cheyenne         WY             59,856          277,506           337,362
Consumer Electronics
--------------------
Oxford           AL            323,085          406,655           729,740
Tuscaloosa       AL            204,790          585,115           789,905
Thousand Oaks    CA          2,703,726        6,125,829         8,829,555
Bradenton        FL            174,948          240,928           415,876
MaryEsther       FL            149,696          363,263           512,959
Melbourne        FL            269,697          522,414           792,111
Merritt Island   FL            309,652          482,459           792,111
Ocala            FL            339,690          543,504           883,194

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
The Woodlands    TX        175,772                  08/11/87       300
Watauga          TX        151,536                  07/07/87       300
Layton           UT         96,136                  02/01/90       300
Sandy            UT        120,626                  02/01/90       300
Centreville      VA        277,864                  09/29/89       300
Chesapeake       VA        149,505                  03/28/89       300
Glen Allen       VA        241,874                  06/20/84       300
Portsmouth       VA        138,213                  12/21/88       300
Richmond         VA        212,004                  03/28/89       300
Richmond         VA        203,559                  09/04/85       300
Virginia Beach   VA        344,223                  03/25/86       300
Virginia Beach   VA        218,479                  11/15/84       300
Woodbridge       VA        295,210                  09/29/88       300
Everett          WA        540,363                  11/22/82       180
Federal Way      WA        390,061                  12/17/86       300
Federal Way      WA        212,656                  11/21/88       300
Kent             WA        539,141                  06/03/83       180
Kent             WA        378,740                  12/17/86       300
Kirkland         WA        259,604                  03/31/88       300
Puyallup         WA        157,526                  12/06/88       300
Redmond          WA        255,582                  07/27/87       300
Renton           WA        306,202                  03/24/86       300
Appleton         WI        135,031                  07/10/90       300
Brookfield       WI        136,144                  12/13/90       300
Waukesha         WI        126,129                  12/13/90       300
Cheyenne         WY        188,367                  11/20/84       300
Consumer Electronics
--------------------
Oxford           AL         34,566                  11/26/96       300
Tuscaloosa       AL         49,735                  11/26/96       300
Thousand Oaks    CA        561,531                  09/27/96       300
Bradenton        FL         20,479                  11/26/96       300
MaryEsther       FL         30,877                  11/26/96       300
Melbourne        FL         44,405                  11/26/96       300
Merritt Island   FL         41,009                  11/26/96       300
Ocala            FL         46,198                  11/26/96       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Consumer Electronics
--------------------
Pensacola        FL          419,842    1,899,287        None         None
Tallahassee      FL          319,807      502,697        None         None
Titusville       FL          176,459      579,793        None         None
Venice           FL          259,686      362,562        None         None
Rome             GA          254,902      486,812        None         None
Smyrna           GA        1,094,058    3,090,236        None         None
Council Bluffs   IA          255,217      117,792        None         None
Des Moines       IA          188,520      367,614        None         None
Peoria           IL          193,868      387,737        None         None
Rockford         IL          159,587      618,398        None         None
Springfield      IL          219,859      630,595        None         None
Anderson         IN          180,628      653,038        None         None
Muncie           IN          148,901      645,235        None         None
Richmond         IN           93,999      193,753        None         None
Topeka           KS          974,960    3,472,226        None         None
Columbus         MS          144,908      463,707        None         None
Greenville       MS          144,588      433,764        None         None
Gulfport         MS          299,464      502,326        None         None
Hattiesburg      MS          198,659      457,379        None         None
Jackson          MS          405,360      656,296        None         None
Meridian         MS          181,156      515,598        None         None
Tupelo           MS          121,697      637,691        None         None
Vicksburg        MS          494,532      174,541        None         None
Lakewood         NY          144,859      526,301        None         None
Defiance         OH           97,978      601,863        None         None
Kettering        OH          229,246      488,393        None         None
Bristol          TN          344,365      468,719        None         None
Clarksville      TN          290,775      395,870        None         None
Vienna           WV          324,797      526,670        None         None
Convenience Stores
------------------
Fullerton        CA           29,170       41,003        None       11,934
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

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Consumer Electronics
--------------------
Pensacola        FL            419,842        1,899,287         2,319,129
Tallahassee      FL            319,807          502,697           822,504
Titusville       FL            176,459          579,793           756,252
Venice           FL            259,686          362,562           622,248
Rome             GA            254,902          486,812           741,714
Smyrna           GA          1,094,058        3,090,236         4,184,294
Council Bluffs   IA            255,217          117,792           373,009
Des Moines       IA            188,520          367,614           556,134
Peoria           IL            193,868          387,737           581,605
Rockford         IL            159,587          618,398           777,985
Springfield      IL            219,859          630,595           850,454
Anderson         IN            180,628          653,038           833,666
Muncie           IN            148,901          645,235           794,136
Richmond         IN             93,999          193,753           287,752
Topeka           KS            974,960        3,472,226         4,447,186
Columbus         MS            144,908          463,707           608,615
Greenville       MS            144,588          433,764           578,352
Gulfport         MS            299,464          502,326           801,790
Hattiesburg      MS            198,659          457,379           656,038
Jackson          MS            405,360          656,296         1,061,656
Meridian         MS            181,156          515,598           696,754
Tupelo           MS            121,697          637,691           759,388
Vicksburg        MS            494,532          174,541           669,073
Lakewood         NY            144,859          526,301           671,160
Defiance         OH             97,978          601,863           699,841
Kettering        OH            229,246          488,393           717,639
Bristol          TN            344,365          468,719           813,084
Clarksville      TN            290,775          395,870           686,645
Vienna           WV            324,797          526,670           851,467
Convenience Stores
------------------
Fullerton        CA             29,170           52,937            82,107
Manchester       CT            118,262          305,510           423,772
Vernon           CT            179,646          319,372           499,018
Westbrook        CT             98,247          373,340           471,587
Dunwoody         GA            545,462          724,254         1,269,716

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Consumer Electronics
--------------------
Pensacola        FL        161,439                  11/26/96       300
Tallahassee      FL         42,729                  11/26/96       300
Titusville       FL         49,283                  11/26/96       300
Venice           FL         30,818                  11/26/96       300
Rome             GA         41,379                  11/26/96       300
Smyrna           GA        190,349                  06/09/97       300
Council Bluffs   IA         10,012                  11/26/96       300
Des Moines       IA         31,247                  11/26/96       300
Peoria           IL         32,958                  11/26/96       300
Rockford         IL         52,564                  11/26/96       300
Springfield      IL         53,601                  11/26/96       300
Anderson         IN         55,508                  11/26/96       300
Muncie           IN         54,845                  11/26/96       300
Richmond         IN         16,469                  11/26/96       300
Topeka           KS        283,559                  12/27/96       300
Columbus         MS         39,415                  11/26/96       300
Greenville       MS         36,870                  11/26/96       300
Gulfport         MS         42,698                  11/26/96       300
Hattiesburg      MS         38,877                  11/26/96       300
Jackson          MS         55,785                  11/26/96       300
Meridian         MS         43,826                  11/26/96       300
Tupelo           MS         54,204                  11/26/96       300
Vicksburg        MS         14,836                  11/26/96       300
Lakewood         NY         44,736                  11/26/96       300
Defiance         OH         51,158                  11/26/96       300
Kettering        OH         41,513                  11/26/96       300
Bristol          TN         39,841                  11/26/96       300
Clarksville      TN         33,649                  11/26/96       300
Vienna           WV         44,767                  11/26/96       300
Convenience Stores
------------------
Fullerton        CA         48,163                  11/08/72       234
Manchester       CT         46,336                  03/03/95       300
Vernon           CT         48,438                  03/09/95       300
Westbrook        CT         56,623                  03/09/95       300
Dunwoody         GA         44,555                  06/27/97       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Convenience Stores
------------------
Lithonia         GA          386,784      776,436        None         None
Mabelton         GA          491,069      355,957        None         None
Norcross         GA          384,162      651,273        None         None
Stone Mountain   GA          529,383      532,429        None         None
Godfrey          IL          374,586      733,190        None         None
Granite City     IL          362,287      737,255        None         None
Madison          IL          173,812      625,030        None         None
New Albany       IN          181,459      289,353        None         None
New Albany       IN          262,465      331,796        None         None
Berea            KY          252,077      360,815        None         None
Elizabethtown    KY          286,106      286,106        None         None
Henderson        KY          225,000      515,000        None         None
Lebanon          KY          158,052      316,105        None         None
Louisville       KY          198,926      368,014        None         None
Louisville       KY          216,849      605,697        None         None
Mt. Washington   KY          327,245      479,593        None         None
Owensboro        KY          360,000      590,000        None         None
Seekonk          MA          298,354      268,518        None         None
Flint            MI          194,492      476,504        None         None
Cary             NC          450,000      825,000        None         None
Greenville       NC          330,000      515,000        None         None
Greenville       NC          225,000      405,000        None         None
Jacksonville     NC          150,000      530,000        None         None
Kinston          NC          550,000    1,057,833        None         None
Kingston         NY          257,763      456,042        None         None
Atwater          OH          118,555      266,748        None         None
Columbus         OH          147,296      304,411        None         None
Columbus         OH          273,085      471,693        None         None
Cuyahoga Falls   OH          297,982      357,579        None         None
Galion           OH          138,981      327,597        None         None
Groveport        OH          277,198      445,497        None         None
Perrysburg       OH          211,678      390,680        None         None
Streetsboro      OH          402,988      484,716        None         None
Tipp City        OH          355,009      588,111        None         None
Triffin          OH          117,017      273,040        None         None
Wadsworth        OH          266,507      496,917        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Convenience Stores
------------------
Lithonia         GA            386,784          776,436         1,163,220
Mabelton         GA            491,069          355,957           847,026
Norcross         GA            384,162          651,273         1,035,435
Stone Mountain   GA            529,383          532,429         1,061,812
Godfrey          IL            374,586          733,190         1,107,776
Granite City     IL            362,287          737,255         1,099,542
Madison          IL            173,812          625,030           798,842
New Albany       IN            181,459          289,353           470,812
New Albany       IN            262,465          331,796           594,261
Berea            KY            252,077          360,815           612,892
Elizabethtown    KY            286,106          286,106           572,212
Henderson        KY            225,000          515,000           740,000
Lebanon          KY            158,052          316,105           474,157
Louisville       KY            198,926          368,014           566,940
Louisville       KY            216,849          605,697           822,546
Mt. Washington   KY            327,245          479,593           806,838
Owensboro        KY            360,000          590,000           950,000
Seekonk          MA            298,354          268,518           566,872
Flint            MI            194,492          476,504           670,996
Cary             NC            450,000          825,000         1,275,000
Greenville       NC            330,000          515,000           845,000
Greenville       NC            225,000          405,000           630,000
Jacksonville     NC            150,000          530,000           680,000
Kinston          NC            550,000        1,057,833         1,607,833
Kingston         NY            257,763          456,042           713,805
Atwater          OH            118,555          266,748           385,303
Columbus         OH            147,296          304,411           451,707
Columbus         OH            273,085          471,693           744,778
Cuyahoga Falls   OH            297,982          357,579           655,561
Galion           OH            138,981          327,597           466,578
Groveport        OH            277,198          445,497           722,695
Perrysburg       OH            211,678          390,680           602,358
Streetsboro      OH            402,988          484,716           887,704
Tipp City        OH            355,009          588,111           943,120
Triffin          OH            117,017          273,040           390,057
Wadsworth        OH            266,507          496,917           763,424

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Convenience Stores
------------------
Lithonia         GA         47,791                  06/27/97       300
Mabelton         GA         21,876                  06/27/97       300
Norcross         GA         40,069                  06/27/97       300
Stone Mountain   GA         32,738                  06/27/97       300
Godfrey          IL         45,113                  06/27/97       300
Granite City     IL         45,366                  06/27/97       300
Madison          IL         38,475                  06/27/97       300
New Albany       IN         43,885                  03/03/95       300
New Albany       IN         50,323                  03/06/95       300
Berea            KY         54,724                  03/08/95       300
Elizabethtown    KY         43,393                  03/03/95       300
Henderson        KY         69,525                  08/25/95       300
Lebanon          KY         47,942                  03/03/95       300
Louisville       KY         55,815                  03/03/95       300
Louisville       KY         61,445     06/18/96     11/17/95       300
Mt. Washington   KY         40,811     10/28/96     05/31/96       300
Owensboro        KY         79,650                  08/25/95       300
Seekonk          MA         40,725                  03/03/95       300
Flint            MI         57,975                  12/21/95       300
Cary             NC        111,375                  08/25/95       300
Greenville       NC         69,525                  08/25/95       300
Greenville       NC         54,675                  08/25/95       300
Jacksonville     NC         71,550                  08/25/95       300
Kinston          NC         50,988                  10/24/97       300
Kingston         NY         67,646                  04/06/95       300
Atwater          OH         40,457                  03/03/95       300
Columbus         OH         46,169                  03/03/95       300
Columbus         OH         57,389                  12/21/95       300
Cuyahoga Falls   OH         54,233                  03/03/95       300
Galion           OH         49,686                  03/06/95       300
Groveport        OH         54,202                  12/21/95       300
Perrysburg       OH         32,255     01/10/96     09/01/95       300
Streetsboro      OH         18,056     01/27/97     09/03/96       300
Tipp City        OH         22,524     01/31/97     06/27/96       300
Triffin          OH         41,411                  03/07/95       300
Wadsworth        OH         25,845     11/26/96     07/01/96       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Convenience Stores
------------------
Tulsa            OK          126,545      508,266        None         None
Columbia         SC          150,000      450,000        None         None
John's Isle      SC          170,000      350,000        None         None
Lexington        SC          255,000      545,000        None         None
Myrtle Beach     SC          140,000      590,000        None         None
N. Charleston    SC          400,000      650,000        None         None
Summerville      SC          115,000      515,000        None         None
La Vergne        TN          340,000      650,000        None         None
Shelbyville      TN          200,000      465,000        None         None
Hampton          VA          433,985      459,108        None         None
Midlothian       VA          325,000      302,872        None         None
Newport News     VA          490,616      205,304        None         None
Richmond         VA          700,000      400,740        None         None
Richmond         VA          700,000      440,965        None         None
Richmond         VA          400,000      250,875        None         None
Richmond         VA        1,000,000          740        None         None
Richmond         VA          700,000      100,695        None         None
Stafford         VA          271,865      601,997        None         None
Warrenton        VA          515,971      649,125        None         None
Yorktown         VA          309,435      447,144        None         None
Crafts and Novelties
--------------------
Cutler Ridge     FL          743,498      657,485        None         None
Drug Stores
-----------
Casselberry      FL               --    1,664,284        None         None
General Merchandise
-------------------
Monte Vista      CO           47,652      582,159        None         None
Garnett          KS           59,690      518,121        None         None
Caledonia        MN           89,723      559,300        None         None
Long Prairie     MN           88,892      553,997        None         None
Paynesville      MN           49,483      525,406        None         None
Spring Valley    MN           69,785      579,238        None         None
Warroad          MN           70,000      580,000        None         None
Mayville         ND           59,333      565,558        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Convenience Stores
------------------
Tulsa            OK            126,545          508,266           634,811
Columbia         SC            150,000          450,000           600,000
John's Isle      SC            170,000          350,000           520,000
Lexington        SC            255,000          545,000           800,000
Myrtle Beach     SC            140,000          590,000           730,000
N. Charleston    SC            400,000          650,000         1,050,000
Summerville      SC            115,000          515,000           630,000
La Vergne        TN            340,000          650,000           990,000
Shelbyville      TN            200,000          465,000           665,000
Hampton          VA            433,985          459,108           893,093
Midlothian       VA            325,000          302,872           627,872
Newport News     VA            490,616          205,304           695,920
Richmond         VA            700,000          400,740         1,100,740
Richmond         VA            700,000          440,965         1,140,965
Richmond         VA            400,000          250,875           650,875
Richmond         VA          1,000,000              740         1,000,740
Richmond         VA            700,000          100,695           800,695
Stafford         VA            271,865          601,997           873,862
Warrenton        VA            515,971          649,125         1,165,096
Yorktown         VA            309,435          447,144           756,579
Craft and Novelties
-------------------
Cutler Ridge     FL            743,498          657,485         1,400,983
Drug Stores
-----------
Casselberry      FL                 --        1,664,284         1,664,284
General Merchandise
-------------------
Monte Vista      CO             47,652          582,159           629,811
Garnett          KS             59,690          518,121           577,811
Caledonia        MN             89,723          559,300           649,023
Long Prairie     MN             88,892          553,997           642,889
Paynesville      MN             49,483          525,406           574,889
Spring Valley    MN             69,785          579,238           649,023
Warroad          MN             70,000          580,000           650,000
Mayville         ND             59,333          565,558           624,891

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Convenience Stores
------------------
Tulsa            OK         31,278                  06/27/97       300
Columbia         SC         60,750                  08/25/95       300
John's Isle      SC         47,250                  08/25/95       300
Lexington        SC         73,575                  08/25/95       300
Myrtle Beach     SC         79,650                  08/25/95       300
N. Charleston    SC         87,750                  08/25/95       300
Summerville      SC         69,525                  08/25/95       300
La Vergne        TN         87,750                  08/25/95       300
Shelbyville      TN         62,775                  08/25/95       300
Hampton          VA         13,009                  04/17/98       300
Midlothian       VA         16,587                  08/21/97       300
Newport News     VA          5,818                  04/17/98       300
Richmond         VA         11,354                  04/17/98       300
Richmond         VA         12,495                  04/17/98       300
Richmond         VA          7,108                  04/17/98       300
Richmond         VA             21                  04/17/98       300
Richmond         VA          2,853                  04/17/98       300
Stafford         VA         49,162                  12/20/96       300
Warrenton        VA         53,012                  12/20/96       300
Yorktown         VA         12,670                  04/17/98       300
Craft and Novelties
-------------------
Cutler Ridge     FL          1,120                  12/31/98       300
Drug Stores
-----------
Casselberry      FL         19,488                  09/30/98       300
General Merchandise
-------------------
Monte Vista      CO            992                  12/23/98       300
Garnett          KS            885                  12/23/98       300
Caledonia        MN            960                  12/23/98       300
Long Prairie     MN            948                  12/23/98       300
Paynesville      MN            900                  12/23/98       300
Spring Valley    MN            994                  12/23/98       300
Warroad          MN            967                  12/23/98       300
Mayville         ND            994                  12/23/98       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
General Merchandise
-------------------
Bloomfield       NM           59,559      616,252        None         None
Colorado City    TX           92,535      505,276        None         None
Grocery
-------
Boulder          CO          426,675    1,199,508      18,000       91,455
Sheboygan        WI        1,513,216      392,928        None         None
Health and Fitness
------------------
Diamond Bar      CA        3,038,879      276,637        None         None
Coral Springs    FL          891,496    2,789,489        None         None
Home Furnishings
----------------
Cathedral City   CA        1,006,923    2,293,077        None         None
Concord          CA        4,162,500    3,037,500        None         None
Danbury          CT          630,171    3,621,163        None         None
Brandon          FL          430,000    1,020,608        None         None
Tampa            FL          685,000      885,624        None         None
Winter Park      FL        2,404,598    3,382,402        None         None
Davenport        IA          270,000      930,689        None         None
Joilet           IL          440,000      910,689        None         None
Wichita          KS          430,000      740,725        None         None
Alexandria       LA          400,000      810,608        None         None
Monroe           LA          450,000      835,608        None         None
Shreveport       LA          525,000      725,642        None         None
Battle Creek     MI          485,000      895,689        None         None
Hattiesburg      MS          300,000      660,608        None         None
Ridgeland        MS          281,867      769,890        None         None
Omaha            NE        1,956,296    3,949,402        None         None
Henderson        NV        1,268,655    3,109,995        None         None
Staten Island    NY        3,190,883    2,569,802        None         None
Lancaster        OH          250,000      830,689        None         None
Altoona          PA          455,000      745,694        None         None
Erie             PA          510,000      900,689        None         None
Muncy            PA          315,000      835,648        None         None
Whitehall        PA          515,525    1,146,868        None         None
Columbia         SC          600,000      900,725        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
General Merchandise
-------------------
Bloomfield       NM             59,559          616,252           675,811
Colorado City    TX             92,535          505,276           597,811
Grocery
-------
Boulder          CO            426,675        1,308,963         1,735,638
Sheboygan        WI          1,513,216          392,928         1,906,144
Health and Fitness
------------------
Diamond Bar      CA          3,038,879          276,637         3,315,516
Coral Springs    FL            891,496        2,789,489         3,680,985
Home Furnishings
----------------
Cathedral City   CA          1,006,923        2,293,077         3,300,000
Concord          CA          4,162,500        3,037,500         7,200,000
Danbury          CT            630,171        3,621,163         4,251,334
Brandon          FL            430,000        1,020,608         1,450,608
Tampa            FL            685,000          885,624         1,570,624
Winter Park      FL          2,404,598        3,382,402         5,787,000
Davenport        IA            270,000          930,689         1,200,689
Joilet           IL            440,000          910,689         1,350,689
Wichita          KS            430,000          740,725         1,170,725
Alexandria       LA            400,000          810,608         1,210,608
Monroe           LA            450,000          835,608         1,285,608
Shreveport       LA            525,000          725,642         1,250,642
Battle Creek     MI            485,000          895,689         1,380,689
Hattiesburg      MS            300,000          660,608           960,608
Ridgeland        MS            281,867          769,890         1,051,757
Omaha            NE          1,956,296        3,949,402         5,905,698
Henderson        NV          1,268,655        3,109,995         4,378,650
Staten Island    NY          3,190,883        2,569,802         5,760,685
Lancaster        OH            250,000          830,689         1,080,689
Altoona          PA            455,000          745,694         1,200,694
Erie             PA            510,000          900,689         1,410,689
Muncy            PA            315,000          835,648         1,150,648
Whitehall        PA            515,525        1,146,868         1,662,393
Columbia         SC            600,000          900,725         1,500,725

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
General Merchandise
-------------------
Bloomfield       NM          1,049                  12/23/98       300
Colorado City    TX            864                  12/23/98       300
Grocery
-------
Boulder          CO        844,058                  01/05/84       180
Sheboygan        WI          1,072   In Process     08/24/98       300
Health and Fitness
------------------
Diamond Bar      CA            956   In Process     09/29/98       300
Coral Springs    FL         22,745   In Process     03/30/98       300
Home Furnishings
----------------
Cathedral City   CA        332,496                  05/26/95       300
Concord          CA        440,438                  05/31/95       300
Danbury          CT        186,656                  09/30/97       300
Brandon          FL         22,118                  06/26/98       300
Tampa            FL         19,193                  06/26/98       300
Winter Park      FL        490,448                  05/31/95       300
Davenport        IA         20,170                  06/26/98       300
Joilet           IL         19,737                  06/26/98       300
Wichita          KS         16,054                  06/26/98       300
Alexandria       LA         17,568                  06/26/98       300
Monroe           LA         18,110                  06/26/98       300
Shreveport       LA         15,727                  06/26/98       300
Battle Creek     MI         19,412                  06/26/98       300
Hattiesburg      MS         14,318                  06/26/98       300
Ridgeland        MS         47,344                  06/27/97       300
Omaha            NE        269,656                  04/04/97       300
Henderson        NV        160,309                  09/26/97       300
Staten Island    NY         81,330                  03/26/98       300
Lancaster        OH         18,003                  06/26/98       300
Altoona          PA         16,162                  06/26/98       300
Erie             PA         19,520                  06/26/98       300
Muncy            PA         18,111                  06/26/98       300
Whitehall        PA         24,854                  06/30/98       300
Columbia         SC         19,521                  06/26/98       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Home Furnishings
----------------
Jackson          TN          380,000      750,608        None         None
Memphis          TN          804,262    1,432,520        None         None
Abilene          TX          400,000      680,616        None         None
Arlington        TX          475,069    1,374,167        None         None
Cedar Park       TX          253,591      827,237        None         None
Houston          TX          867,767      687,042        None         None
Plano            TX          565,000    5,835,000        None         None
Spring           TX        1,794,872    1,810,069        None         None
Webster          TX          283,604      538,002        None         None
Eau Claire       WI          260,000      820,689        None         None
La Crosse        WI          372,883      877,812        None         None
Home Improvement
----------------
Lawndale         CA          667,007    1,238,755        None         None
Los Angeles      CA          902,494    1,676,089        None         None
Los Angeles      CA          163,668      303,982        None         None
Van Nuys         CA          750,293    1,393,430        None         None
West Covina      CA          311,040      577,674        None         None
Clearwater       FL          476,179      724,497        None         None
Jacksonville     FL          478,314      617,822        None         None
Seminole         FL          593,304      766,658        None         None
Tampa            FL          494,763      767,211        None         None
Tampa            FL          347,794      904,591        None         None
West Palm Beach  FL          698,664    1,222,978        None         None
West Palm Beach  FL          347,651      705,555        None         None
Broadview        IL          345,166      641,705        None         None
Baltimore        MD          171,320      318,850        None         None
Matthews         NC          768,222      842,875        None         None
Pineville        NC          567,864      839,758        None         None
Albuquerque      NM          684,036      873,882        None         None
Rochester        NY          158,168      294,424        None         None
Reading          PA          201,569      375,024        None         None
Pasadena         TX          147,535      274,359        None         None
Plano            TX          363,851      676,087        None         None
San Antonio      TX          367,890      683,588        None         None
San Antonio      TX          432,389      815,755        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Home Furnishings
----------------
Jackson          TN            380,000          750,608         1,130,608
Memphis          TN            804,262        1,432,520         2,236,782
Abilene          TX            400,000          680,616         1,080,616
Arlington        TX            475,069        1,374,167         1,849,236
Cedar Park       TX            253,591          827,237         1,080,828
Houston          TX            867,767          687,042         1,554,809
Plano            TX            565,000        5,835,000         6,400,000
Spring           TX          1,794,872        1,810,069         3,604,941
Webster          TX            283,604          538,002           821,606
Eau Claire       WI            260,000          820,689         1,080,689
La Crosse        WI            372,883          877,812         1,250,695
Home Improvement
----------------
Lawndale         CA          667,007    1,238,755               1,905,762
Los Angeles      CA          902,494    1,676,089               2,578,583
Los Angeles      CA          163,668      303,982                 467,650
Van Nuys         CA          750,293    1,393,430               2,143,723
West Covina      CA          311,040      577,674                 888,714
Clearwater       FL          476,179      724,497               1,200,676
Jacksonville     FL          478,314      617,822               1,096,136
Seminole         FL          593,304      766,658               1,359,962
Tampa            FL          494,763      767,211               1,261,974
Tampa            FL          347,794      904,591               1,252,385
West Palm Beach  FL          698,664    1,222,978               1,921,642
West Palm Beach  FL          347,651      705,555               1,053,206
Broadview        IL          345,166      641,705                 986,871
Baltimore        MD          171,320      318,850                 490,170
Matthews         NC          768,222      842,875               1,611,097
Pineville        NC          567,864      839,758               1,407,622
Albuquerque      NM          684,036      873,882               1,557,918
Rochester        NY          158,168      294,424                 452,592
Reading          PA          201,569      375,024                 576,593
Pasadena         TX          147,535      274,359                 421,894
Plano            TX          363,851      676,087               1,039,938
San Antonio      TX          367,890      683,588               1,051,478
San Antonio      TX          432,389      815,755               1,248,144

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Home Furnishings
----------------
Jackson          TN         16,268                  06/26/98       300
Memphis          TN         88,128                  06/30/97       300
Abilene          TX         14,751                  06/26/98       300
Arlington        TX         98,353                  03/26/97       300
Cedar Park       TX         59,203                  03/10/97       300
Houston          TX         50,025                  03/07/97       300
Plano            TX        846,075                  05/26/95       300
Spring           TX         93,198                  09/29/97       300
Webster          TX         33,091                  06/12/97       300
Eau Claire       WI         17,787                  06/26/98       300
La Crosse        WI         19,024                  06/26/98       300
Home Improvement
----------------
Lawndale         CA          2,066                  12/31/98       300
Los Angeles      CA          2,794                  12/31/98       300
Los Angeles      CA            508                  12/31/98       300
Van Nuys         CA          2,323                  12/31/98       300
West Covina      CA            964                  12/31/98       300
Clearwater       FL          1,216                  12/31/98       300
Jacksonville     FL          1,030                  12/31/98       300
Seminole         FL          1,286                  12/31/98       300
Tampa            FL          1,287                  12/31/98       300
Tampa            FL          1,516                  12/31/98       300
West Palm Beach  FL          2,047                  12/31/98       300
West Palm Beach  FL          1,184                  12/31/98       300
Broadview        IL          1,088                  12/31/98       300
Baltimore        MD            550                  12/31/98       300
Matthews         NC          1,413                  12/31/98       300
Pineville        NC          1,408                  12/31/98       300
Albuquerque      NM          1,459                  12/31/98       300
Rochester        NY            510                  12/31/98       300
Reading          PA            644                  12/31/98       300
Pasadena         TX            468                  12/31/98       300
Plano            TX          1,137                  12/31/98       300
San Antonio      TX          1,150                  12/31/98       300
San Antonio      TX          1,362                  12/31/98       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Home Improvement
----------------
San Antonio      TX          323,451      637,214        None         None
Layton           UT          408,989      662,311        None         None
Riverdale        UT          346,861      693,835        None         None
Office Supplies
---------------
Lakewood         CA        1,398,387    3,098,607        None         None
Riverside        CA        1,410,177    1,659,850        None         None
Hutchinson       KS          269,964    1,704,013        None         None
Salina           KS          240,423    1,829,837        None         None
Helena           MT          564,241    1,503,118        None         None
Asheboro         NC          465,557    2,175,829        None         None
Westbury         NY        3,808,076    2,377,932        None         None
New Philadelphia OH          726,636    1,650,672        None         None
Pet Supplies and Services
-------------------------
Duluth           GA          254,100      841,329        None         None
Marrietta        GA          350,000      604,520        None         None
Sudbury          MA          385,000      430,258        None         None
Tyngsborough     MA          312,204    1,222,522        None         None
Matthews         NC          610,177    1,394,743        None         None
North Plainfield NJ               --    1,038,855        None         None
Dickson City     PA          659,790    1,880,722        None         None
Private Education
-----------------
Coconut Creek    FL          310,111        8,118        None         None
North Lauderdale FL        1,050,000    2,567,224        None         None
Las Vegas        NV        1,080,444    3,346,772        None         None
Centerville      VA          688,917    1,208,993        None         None
University Place WA          255,000      718,614      25,362       24,142
Restaurants
-----------
Siloam Springs   AR          190,000      352,808        None         None
Douglas          AZ           75,000      347,719        None         None
Glendale         AZ          624,761      895,976        None         None
Tucson           AZ          107,393      497,904        None         None
Yuma             AZ          236,121      541,651        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Home Improvement
----------------
San Antonio      TX            323,451          637,214           960,665
Layton           UT            408,989          662,311         1,071,300
Riverdale        UT            346,861          693,835         1,040,696
Office Supplies
---------------
Lakewood         CA          1,398,387        3,098,607         4,496,994
Riverside        CA          1,410,177        1,659,850         3,070,027
Hutchinson       KS            269,964        1,704,013         1,973,977
Salina           KS            240,423        1,829,837         2,070,260
Helena           MT            564,241        1,503,118         2,067,359
Asheboro         NC            465,557        2,175,829         2,641,386
Westbury         NY          3,808,076        2,377,932         6,186,008
New Philadelphia OH            726,636        1,650,672         2,377,308
Pet Supplies and Services
-------------------------
Duluth           GA            254,100          841,329         1,095,429
Marrietta        GA            350,000          604,520           954,520
Sudbury          MA            385,000          430,258           815,258
Tyngsborough     MA            312,204        1,222,522         1,534,726
Matthews         NC            610,177        1,394,743         2,004,920
North Plainfield NJ                 --        1,038,855         1,038,855
Dickson City     PA            659,790        1,880,722         2,540,512
Private Education
-----------------
Coconut Creek    FL            310,111            8,118           318,229
North Lauderdale FL          1,050,000        2,567,224         3,617,224
Las Vegas        NV          1,080,444        3,346,772         4,427,216
Centerville      VA            688,917        1,208,993         1,897,910
University Place WA            255,000          768,118         1,023,118
Restaurants
-----------
Siloam Springs   AR            190,000          352,808           542,808
Douglas          AZ             75,000          347,719           422,719
Glendale         AZ            624,761          895,976         1,520,737
Tucson           AZ            107,393          497,904           605,297
Yuma             AZ            236,121          541,651           777,772

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Home Improvement
----------------
San Antonio      TX          1,065                  12/31/98       300
Layton           UT          1,107                  12/31/98       300
Riverdale        UT          1,159                  12/31/98       300
Office Supplies
---------------
Lakewood         CA        242,663                  01/29/97       300
Riverside        CA         85,621                  09/17/97       300
Hutchinson       KS        104,949                  06/25/97       300
Salina           KS        112,697                  06/25/97       300
Helena           MT         92,485                  06/09/97       300
Asheboro         NC         68,880                  03/27/98       300
Westbury         NY        122,424                  09/29/97       300
New Philadelphia OH        107,135                  05/30/97       300
Pet Supplies and Services
-------------------------
Duluth           GA            176   In Process     09/29/98       300
Marrietta        GA            199   In Process     09/29/98       300
Sudbury          MA            239   In Process     09/30/98       300
Tyngsborough     MA         26,504                  06/12/98       300
Matthews         NC         25,598                  07/17/98       300
North Plainfield NJ         12,284                  09/24/98       300
Dickson City     PA        115,626                  06/20/97       300
Private Education
-----------------
Coconut Creek    FL            187   In Process     12/01/98       300
North Lauderdale FL         81,276                  03/30/98       300
Las Vegas        NV        105,962                  03/04/98       300
Centerville      VA            245   In Process     09/30/98       300
University Place WA        492,228                  11/06/84       300
Restaurants
-----------
Siloam Springs   AR         15,836                  11/20/97       300
Douglas          AZ        212,083                  11/27/85       300
Glendale         AZ        100,051                  03/06/96       300
Tucson           AZ        301,469                  01/17/86       300
Yuma             AZ         13,544                  05/28/98       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Restaurants
-----------
Barstow          CA          689,842      690,204        None         None
Chino            CA           26,729       51,555        None         None
Diamond Bar      CA           76,117      183,052        None       15,000
Fullerton        CA           36,296       51,020        None       14,628
Hemet            CA          106,164      199,179        None         None
Livermore        CA          662,161      823,242        None         None
Rancho Cucamonga CA          230,733      481,225        None         None
Rancho Cucamonga CA           95,192      441,334        None         None
Red Bluff        CA          136,740      633,984        None         None
Riverside        CA           90,000      170,394        None         None
Sacramento       CA          386,793      417,290        None         None
San Dimas        CA          240,562      445,521        None         None
San Ramon        CA          406,000    1,126,930        None         None
Colorado Springs CO          152,000      704,736        None         None
Colorado Springs CO          313,250      695,730        None         None
Montrose         CO          217,595      483,284        None         None
Sterling         CO           95,320      441,928        None         None
Westminster      CO          338,940    1,571,401      20,000       13,440
Casselberry      FL          403,900      897,075        None         None
Green Cove Sprgs FL           86,240      399,828        None         None
Jacksonville     FL          143,299      664,373        None         None
Jacksonville     FL          150,210      693,446        None         None
Orlando          FL          230,000    1,066,339        None         None
Orlando          FL          209,800      972,679        None         None
Orlando          FL          339,500      746,333        None         None
Orlando          FL          600,000      128,343        None         None
Palm Bay         FL          330,000      231,584        None         None
Garden City      GA          197,225      438,043        None         None
Hinesville       GA           89,220      413,644        None         None
Hinesville       GA          172,611      383,376        None         None
Lithonia         GA           89,220      413,647        None         None
Savannah         GA          143,993      345,548        None         None
Savannah         GA          165,409      367,379        None         None
Statesboro       GA          201,250      446,983        None         None
Stone Mountain   GA          215,940    1,001,188        None         None
Ankeny           IA          100,000      349,218        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Restaurants
-----------
Barstow          CA            689,842          690,204         1,380,046
Chino            CA             26,729           51,555            78,284
Diamond Bar      CA             76,117          198,052           274,169
Fullerton        CA             36,296           65,648           101,944
Hemet            CA            106,164          199,179           305,343
Livermore        CA            662,161          823,242         1,485,403
Rancho Cucamonga CA            230,733          481,225           711,958
Rancho Cucamonga CA             95,192          441,334           536,526
Red Bluff        CA            136,740          633,984           770,724
Riverside        CA             90,000          170,394           260,394
Sacramento       CA            386,793          417,290           804,083
San Dimas        CA            240,562          445,521           686,083
San Ramon        CA            406,000        1,126,930         1,532,930
Colorado Springs CO            152,000          704,736           856,736
Colorado Springs CO            313,250          695,730         1,008,980
Montrose         CO            217,595          483,284           700,879
Sterling         CO             95,320          441,928           537,248
Westminster      CO            338,940        1,604,841         1,943,781
Casselberry      FL            403,900          897,075         1,300,975
Green Cove Sprgs FL             86,240          399,828           486,068
Jacksonville     FL            143,299          664,373           807,672
Jacksonville     FL            150,210          693,446           843,656
Orlando          FL            230,000        1,066,339         1,296,339
Orlando          FL            209,800          972,679         1,182,479
Orlando          FL            339,500          746,333         1,085,833
Orlando          FL            600,000          128,343           728,343
Palm Bay         FL            330,000          231,584           561,584
Garden City      GA            197,225          438,043           635,268
Hinesville       GA             89,220          413,644           502,864
Hinesville       GA            172,611          383,376           555,987
Lithonia         GA             89,220          413,647           502,867
Savannah         GA            143,993          345,548           489,541
Savannah         GA            165,409          367,379           532,788
Statesboro       GA            201,250          446,983           648,233
Stone Mountain   GA            215,940        1,001,188         1,217,128
Ankeny           IA            100,000          349,218           449,218

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Restaurants
-----------
Barstow          CA          8,058                  09/24/98       300
Chino            CA         51,286                  06/23/75       300
Diamond Bar      CA        176,285                  09/25/78       300
Fullerton        CA         57,846                  11/08/72       234
Hemet            CA        187,502                  04/15/77       300
Livermore        CA          9,614                  09/23/98       300
Rancho Cucamonga CA        481,225                  04/03/81       180
Rancho Cucamonga CA        267,427                  12/20/85       300
Red Bluff        CA        353,731                  12/18/86       300
Riverside        CA        162,065                  12/09/76       300
Sacramento       CA          7,654                  07/31/98       300
San Dimas        CA        445,521                  03/12/81       180
San Ramon        CA      1,126,930                  12/08/83       180
Colorado Springs CO        401,698                  09/30/86       300
Colorado Springs CO        294,105                  03/10/87       300
Montrose         CO        191,811                  12/17/87       300
Sterling         CO        298,186                  12/27/84       300
Westminster      CO      1,127,475                  06/28/84       300
Casselberry      FL        287,645                  12/29/89       300
Green Cove Sprgs FL        269,780                  12/19/84       300
Jacksonville     FL        404,760                  12/13/85       300
Jacksonville     FL        430,660                  09/13/85       300
Orlando          FL        650,388                  11/18/85       300
Orlando          FL        561,566                  08/15/86       300
Orlando          FL        291,947                  02/03/88       300
Orlando          FL            199   In Process     12/18/98       300
Palm Bay         FL            145   In Process     12/29/98       300
Garden City      GA        153,909                  04/20/89       300
Hinesville       GA        279,099                  12/20/84       300
Hinesville       GA        152,160                  12/22/87       300
Lithonia         GA        278,827                  01/04/85       300
Savannah         GA        137,146                  12/22/87       300
Savannah         GA        145,811                  12/22/87       300
Statesboro       GA        148,205                  11/14/89       300
Stone Mountain   GA        566,658                  10/30/86       300
Ankeny           IA        349,218                  07/28/83       180

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Restaurants
-----------
Boone            IA           76,000      386,170        None         None
Boise            ID          190,894      423,981        None         None
Boise            ID          161,352      334,041        None         None
Nampa            ID           74,156      343,821        None         None
Rexburg          ID           90,760      420,787        None         None
Alton            IL          225,785      419,315        None         None
Dixon            IL          230,090      511,036        None         None
Salem            IL          213,815      474,892        None         None
Anderson         IN          197,523      438,707        None         None
Bedford          IN          311,815      692,543        None         None
Decatur          IN          181,020      385,618        None         None
Goshen           IN          115,000      533,165        None         None
Muncie           IN          136,400      632,380       8,000       13,335
Muncie           IN           67,156      149,157        None         None
New Castle       IN          246,192      320,572        None         None
Shelbyville      IN          128,820      597,263        None         None
South Bend       IN          133,200      617,545        None       19,211
Westfield        IN          213,341      477,300        None         None
Derby            KS           96,060      445,359        None         None
El Dorado        KS           87,400      405,206        None         None
Great Bend       KS           95,800      444,154        None         None
Wichita          KS           98,000      454,350        None         None
Lexington        KY          122,200      490,200        None         None
Alexandria       LA          143,000      662,985        None       15,000
Jennings         LA          107,120      496,636        None         None
La Plata         MD          120,140      557,000        None         None
Albion           MI          143,280      694,578        None       12,341
Flint            MI          827,853           --        None         None
Sturgis          MI          210,560      467,659        None         None
Albert Lea       MN          213,150      473,412        None         None
Red Wing         MN          248,325      551,541        None         None
Roseville        MN          281,600    1,305,560        None         None
Belton           MO           89,328      418,187        None         None
Blue Springs     MO          111,440      516,665        None         None
Carthage         MO           85,020      394,175        None         None
Chillicothe      MO           81,080      375,908        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Restaurants
-----------
Boone            IA             76,000          386,170           462,170
Boise            ID            190,894          423,981           614,875
Boise            ID            161,352          334,041           495,393
Nampa            ID             74,156          343,821           417,977
Rexburg          ID             90,760          420,787           511,547
Alton            IL            225,785          419,315           645,100
Dixon            IL            230,090          511,036           741,126
Salem            IL            213,815          474,892           688,707
Anderson         IN            197,523          438,707           636,230
Bedford          IN            311,815          692,543         1,004,358
Decatur          IN            181,020          385,618           566,638
Goshen           IN            115,000          533,165           648,165
Muncie           IN            136,400          653,715           790,115
Muncie           IN             67,156          149,157           216,313
New Castle       IN            246,192          320,572           566,764
Shelbyville      IN            128,820          597,263           726,083
South Bend       IN            133,200          636,756           769,956
Westfield        IN            213,341          477,300           690,641
Derby            KS             96,060          445,359           541,419
El Dorado        KS             87,400          405,206           492,606
Great Bend       KS             95,800          444,154           539,954
Wichita          KS             98,000          454,350           552,350
Lexington        KY            122,200          490,200           612,400
Alexandria       LA            143,000          677,985           820,985
Jennings         LA            107,120          496,636           603,756
La Plata         MD            120,140          557,000           677,140
Albion           MI            143,280          706,919           850,199
Flint            MI            827,853               --           827,853
Sturgis          MI            210,560          467,659           678,219
Albert Lea       MN            213,150          473,412           686,562
Red Wing         MN            248,325          551,541           799,866
Roseville        MN            281,600        1,305,560         1,587,160
Belton           MO             89,328          418,187           507,515
Blue Springs     MO            111,440          516,665           628,105
Carthage         MO             85,020          394,175           479,195
Chillicothe      MO             81,080          375,908           456,988

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Restaurants
-----------
Boone            IA        386,170                  12/27/83       180
Boise            ID        162,221                  05/17/88       300
Boise            ID        123,053                  10/07/88       300
Nampa            ID        191,834                  12/31/86       300
Rexburg          ID        256,650                  11/25/85       300
Alton            IL        154,467                  10/18/88       300
Dixon            IL        202,809                  12/28/87       300
Salem            IL        191,201                  10/30/87       300
Anderson         IN        166,604                  03/25/88       300
Bedford          IN        284,790                  07/15/87       300
Decatur          IN        163,010                  03/31/87       300
Goshen           IN        309,949                  07/07/86       300
Muncie           IN        377,661                  03/18/86       300
Muncie           IN         57,921                  03/30/88       300
New Castle       IN        135,753                  01/07/87       300
Shelbyville      IN        333,241                  12/18/86       300
South Bend       IN        375,085                  04/28/86       300
Westfield        IN        154,751                  12/21/89       300
Derby            KS        273,404                  10/29/85       300
El Dorado        KS        240,418                  04/10/86       300
Great Bend       KS        299,686                  12/26/84       300
Wichita          KS        262,313                  08/08/86       300
Lexington        KY        275,148                  12/03/86       300
Alexandria       LA        409,850                  01/17/86       300
Jennings         LA        304,884                  10/17/85       300
La Plata         MD        339,345                  12/03/85       300
Albion           MI        422,900                  03/06/86       300
Flint            MI             --                  04/13/95       300
Sturgis          MI        186,949                  11/12/87       300
Albert Lea       MN        187,909                  12/16/87       300
Red Wing         MN        218,875                  12/30/87       300
Roseville        MN        880,908                  12/18/84       300
Belton           MO        282,167                  12/18/84       300
Blue Springs     MO        348,613                  12/28/84       300
Carthage         MO        240,145                  12/03/85       300
Chillicothe      MO        253,640                  12/26/84       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Restaurants
-----------
Fulton           MO          210,199      466,861        None         None
Hannibal         MO          266,011      590,822        None         None
Hazelwood        MO          157,117      725,327        None       12,930
Jackson          MO          210,199      466,860        None         None
Mt. Vernon       MO          160,000      282,586        None         None
Nevada           MO          222,552      494,296        None         None
Ozark            MO          140,000      292,482        None         None
Sedalia          MO          269,798      599,232        None         None
St. Charles      MO          695,121    1,001,878        None         None
St. Charles      MO          175,413      809,790        None       10,000
St. Joseph       MO          107,648      496,958        None         None
Sullivan         MO           85,500      396,400        None         None
Clinton          MS          100,000      337,371        None         None
Southaven        MS          263,900      582,303        None         None
Fayetteville     NC          116,240      538,919        None         None
Wilkesboro       NC          183,050      406,562        None         None
Omaha            NE          629,592    1,051,244        None         None
Amherst          NY          935,355      896,819        None         None
Fulton           NY          294,009      653,006        None         None
Watertown        NY          139,199      645,355        None         None
Akron            OH          723,347           17        None         None
Ashland          OH          120,740      559,801        None         None
Celina           OH          207,060      459,841        None         None
Lebanon          OH          210,134      466,717        None         None
Stow             OH          317,546      712,455        None         None
Troy             OH          130,540      605,238        None         None
Wash. Courthouse OH          123,120      570,836        None         None
Wilmington       OH          119,320      553,217        None         None
Broken Arrow     OK          245,000      369,002        None         None
Norman           OK          734,335           --        None         None
Oklahoma City    OK          759,826           --        None         None
Owasso           OK          247,450      549,597        None         None
Ponca City       OK          234,990      521,923        None         None
Corvallis        OR          172,788      383,766        None         None
Hermiston        OR           85,560      396,675        None         None
Lake Oswego      OR          175,899      815,509        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Restaurants
-----------
Fulton           MO            210,199          466,861           677,060
Hannibal         MO            266,011          590,822           856,833
Hazelwood        MO            157,117          738,257           895,374
Jackson          MO            210,199          466,860           677,059
Mt. Vernon       MO            160,000          282,586           442,586
Nevada           MO            222,552          494,296           716,848
Ozark            MO            140,000          292,482           432,482
Sedalia          MO            269,798          599,232           869,030
St. Charles      MO            695,121        1,001,878         1,696,999
St. Charles      MO            175,413          819,790           995,203
St. Joseph       MO            107,648          496,958           604,606
Sullivan         MO             85,500          396,400           481,900
Clinton          MS            100,000          337,371           437,371
Southaven        MS            263,900          582,303           846,203
Fayetteville     NC            116,240          538,919           655,159
Wilkesboro       NC            183,050          406,562           589,612
Omaha            NE            629,592        1,051,244         1,680,836
Amherst          NY            935,355          896,819         1,832,174
Fulton           NY            294,009          653,006           947,015
Watertown        NY            139,199          645,355           784,554
Akron            OH            723,347               17           723,364
Ashland          OH            120,740          559,801           680,541
Celina           OH            207,060          459,841           666,901
Lebanon          OH            210,134          466,717           676,851
Stow             OH            317,546          712,455         1,030,001
Troy             OH            130,540          605,238           735,778
Wash. Courthouse OH            123,120          570,836           693,956
Wilmington       OH            119,320          553,217           672,537
Broken Arrow     OK            245,000          369,002           614,002
Norman           OK            734,335               --           734,335
Oklahoma City    OK            759,826               --           759,826
Owasso           OK            247,450          549,597           797,047
Ponca City       OK            234,990          521,923           756,913
Corvallis        OR            172,788          383,766           556,554
Hermiston        OR             85,560          396,675           482,235
Lake Oswego      OR            175,899          815,509           991,408

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Restaurants
-----------
Fulton           MO        191,985                  07/30/87       300
Hannibal         MO        242,960                  07/30/87       300
Hazelwood        MO        452,577                  08/28/85       300
Jackson          MO        191,985                  07/30/87       300
Mt. Vernon       MO         12,679                  11/20/97       300
Nevada           MO        203,267                  07/30/87       300
Ozark            MO         13,126                  11/20/97       300
Sedalia          MO        209,445                  07/31/89       300
St. Charles      MO        121,191     12/22/95     03/16/95       300
St. Charles      MO        505,640                  08/28/85       300
St. Joseph       MO        308,627                  09/04/85       300
Sullivan         MO        267,464                  12/27/84       300
Clinton          MS        337,371                  07/28/83       180
Southaven        MS        242,805                  05/11/87       300
Fayetteville     NC        363,628                  12/20/84       300
Wilkesboro       NC        167,189                  07/24/87       300
Omaha            NE        148,926     06/02/95     02/24/95       300
Amherst          NY        111,056     12/21/95     05/31/95       300
Fulton           NY        258,240                  12/24/87       300
Watertown        NY        370,441                  08/18/86       300
Akron            OH              1                  12/22/94       300
Ashland          OH        312,339                  12/19/86       300
Celina           OH        197,039                  01/02/87       300
Lebanon          OH        191,925                  07/31/87       300
Stow             OH        281,990                  12/31/87       300
Troy             OH        339,718                  12/05/86       300
Wash. Courthouse OH        318,496                  12/19/86       300
Wilmington       OH        308,667                  12/31/86       300
Broken Arrow     OK         15,330                  12/12/97       300
Norman           OK             --     09/29/95     06/05/95       300
Oklahoma City    OK             --                  07/06/95       300
Owasso           OK        218,132                  12/28/87       300
Ponca City       OK        207,148                  12/30/87       300
Corvallis        OR        152,314                  12/22/87       300
Hermiston        OR        267,650                  12/18/84       300
Lake Oswego      OR        573,264                  05/16/84       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Restaurants
-----------
Milwaukie        OR          179,174      830,689        None         None
Salem            OR          198,540      440,964        None         None
Connellsville    PA          264,670      587,843        None         None
Waynesburg       PA          222,285      493,704        None         None
Pierre           SD          251,790      559,232        None         None
Memphis          TN          405,274    1,060,680        None         None
Nashville        TN          484,975    1,192,627      20,000       31,098
Athens           TX          245,245      544,700        None         None
Bedford          TX          919,303       98,231        None         None
Beeville         TX          250,490      556,349        None         None
Brownwood        TX          288,225      640,160        None         None
Crockett         TX           90,780      420,880        None         None
Dallas           TX          742,507           --        None         None
Dallas           TX          242,025      479,170        None         None
El Campo         TX           98,060      454,631        None         None
Ennis            TX          173,250      384,793        None         None
Fort Worth       TX          223,195      492,067        None         None
Ft. Worth        TX          423,281      382,059        None         None
Gainesville      TX           89,220      413,644        None         None
Hillsboro        TX           75,992      352,316        None         None
Houston          TX          194,994      386,056        None         None
Houston          TX          184,175      364,636        None         None
Killeen          TX          262,500      583,014        None       14,398
League City      TX          126,822      588,000        None         None
Lufkin           TX          105,904      490,998        None         None
Mesquite         TX          729,596      120,820        None         None
Mesquite         TX          134,940      625,612        None         None
Mexia            TX           93,620      434,046        None         None
New Braunfels    TX          185,500      411,997        None         None
Orange           TX           93,560      433,768        None         None
Plainview        TX          125,000      350,767        None         None
Port Lavaca      TX          244,759      543,619        None         None
Porter           TX          227,067      333,031        None         None
Rowlett          TX          126,933      585,986        None         None
Santa Fe         TX          304,414      623,331        None         None
Sealy            TX          197,871      391,754        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Restaurants
-----------
Milwaukie        OR            179,174          830,689         1,009,863
Salem            OR            198,540          440,964           639,504
Connellsville    PA            264,670          587,843           852,513
Waynesburg       PA            222,285          493,704           715,989
Pierre           SD            251,790          559,232           811,022
Memphis          TN            405,274        1,060,680         1,465,954
Nashville        TN            484,975        1,243,725         1,728,700
Athens           TX            245,245          544,700           789,945
Bedford          TX            919,303           98,231         1,017,534
Beeville         TX            250,490          556,349           806,839
Brownwood        TX            288,225          640,160           928,385
Crockett         TX             90,780          420,880           511,660
Dallas           TX            742,507               --           742,507
Dallas           TX            242,025          479,170           721,195
El Campo         TX             98,060          454,631           552,691
Ennis            TX            173,250          384,793           558,043
Fort Worth       TX            223,195          492,067           715,262
Ft. Worth        TX            423,281          382,059           805,340
Gainesville      TX             89,220          413,644           502,864
Hillsboro        TX             75,992          352,316           428,308
Houston          TX            194,994          386,056           581,050
Houston          TX            184,175          364,636           548,811
Killeen          TX            262,500          597,412           859,912
League City      TX            126,822          588,000           714,822
Lufkin           TX            105,904          490,998           596,902
Mesquite         TX            729,596          120,820           850,416
Mesquite         TX            134,940          625,612           760,552
Mexia            TX             93,620          434,046           527,666
New Braunfels    TX            185,500          411,997           597,497
Orange           TX             93,560          433,768           527,328
Plainview        TX            125,000          350,767           475,767
Port Lavaca      TX            244,759          543,619           788,378
Porter           TX            227,067          333,031           560,098
Rowlett          TX            126,933          585,986           712,919
Santa Fe         TX            304,414          623,331           927,745
Sealy            TX            197,871          391,754           589,625

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Restaurants
-----------
Milwaukie        OR        586,709                  05/08/84       300
Salem            OR        151,129                  05/23/89       300
Connellsville    PA        240,049                  08/17/87       300
Waynesburg       PA        201,605                  08/17/87       300
Pierre           SD        221,955                  12/01/87       300
Memphis          TN        146,728     06/30/95     03/17/95       300
Nashville        TN      1,220,991                  05/20/83       180
Athens           TX        216,188                  12/01/87       300
Bedford          TX         98,231                  12/27/94       300
Beeville         TX        228,785                  07/31/87       300
Brownwood        TX        253,956                  12/28/87       300
Crockett         TX        255,035                  12/17/85       300
Dallas           TX             --                  04/13/95       300
Dallas           TX        133,307                  06/25/91       300
El Campo         TX        277,292                  11/25/85       300
Ennis            TX        152,722                  12/28/87       300
Fort Worth       TX        146,101                  06/26/91       300
Ft. Worth        TX         59,219                  02/10/95       300
Gainesville      TX        279,099                  12/18/84       300
Hillsboro        TX        244,834                  08/01/84       300
Houston          TX        107,403                  06/25/91       300
Houston          TX        101,443                  06/25/91       300
Killeen          TX        245,845                  05/29/87       300
League City      TX        328,072                  12/30/86       300
Lufkin           TX        303,028                  10/08/85       300
Mesquite         TX        120,820                  12/23/94       300
Mesquite         TX        371,616                  03/20/86       300
Mexia            TX        263,013                  12/18/85       300
New Braunfels    TX        174,162                  03/26/87       300
Orange           TX        264,267                  12/10/85       300
Plainview        TX        350,767                  01/24/84       180
Port Lavaca      TX        223,551                  07/30/87       300
Porter           TX         51,620                  02/09/95       300
Rowlett          TX        363,919                  09/06/85       300
Santa Fe         TX         19,727                  03/23/98       300
Sealy            TX        108,988                  06/25/91       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Restaurants
-----------
Stafford         TX          214,024      423,732        None         None
Temple           TX          302,505      291,414        None         None
Vidor            TX           90,618      420,124        None         None
Waxahachie       TX          326,935      726,137        None         None
Cedar City       UT          130,000      296,544        None         None
Orem             UT          516,129    1,004,608        None         None
Sandy            UT          635,945      884,792        None         None
Norfolk          VA          251,207      575,250        None       12,983
Virginia Beach   VA          314,790      699,161        None         None
Auburn           WA          301,595      669,852        None         None
Marysville       WA          276,273      613,613        None         None
Oak Harbor       WA          275,940      612,874        None         None
Redmond          WA          610,334    1,262,103        None         None
Spokane          WA          479,531      646,719        None         None
Tacoma           WA          198,857      921,947        None         None
Grafton          WI          149,778      332,664        None         None
Monroe           WI          193,130      428,947        None         None
Portage          WI          199,605      443,328        None         None
Shawano          WI          205,730      456,932        None         None
Sturgeon Bay     WI          214,865      477,221        None         None
Oak Hill         WV           85,860      398,069        None         None
Laramie          WY          210,000      466,417        None         None
Riverton         WY          216,685      481,267        None         None
Sheridan         WY          117,160      543,184        None         None
Shoe Stores
-----------
Little Rock      AR        1,079,232    2,594,956        None         None
Houston          TX        1,096,376    2,300,690        None         None
Midland          TX          544,075    1,322,431        None         None
Video Rental
------------
Birmingham       AL          392,795      865,115        None         None
Southington      CT          399,562    1,009,125        None         None
Port St. Lucie   FL          612,695      701,730        None         None
Tampa            FL          401,874      933,768        None         None
Atlanta          GA          652,551      763,360        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Restaurants
-----------
Stafford         TX            214,024          423,732           637,756
Temple           TX            302,505          291,414           593,919
Vidor            TX             90,618          420,124           510,742
Waxahachie       TX            326,935          726,137         1,053,072
Cedar City       UT            130,000          296,544           426,544
Orem             UT            516,129        1,004,608         1,520,737
Sandy            UT            635,945          884,792         1,520,737
Norfolk          VA            251,207          588,233           839,440
Virginia Beach   VA            314,790          699,161         1,013,951
Auburn           WA            301,595          669,852           971,447
Marysville       WA            276,273          613,613           889,886
Oak Harbor       WA            275,940          612,874           888,814
Redmond          WA            610,334        1,262,103         1,872,437
Spokane          WA            479,531          646,719         1,126,250
Tacoma           WA            198,857          921,947         1,120,804
Grafton          WI            149,778          332,664           482,442
Monroe           WI            193,130          428,947           622,077
Portage          WI            199,605          443,328           642,933
Shawano          WI            205,730          456,932           662,662
Sturgeon Bay     WI            214,865          477,221           692,086
Oak Hill         WV             85,860          398,069           483,929
Laramie          WY            210,000          466,417           676,417
Riverton         WY            216,685          481,267           697,952
Sheridan         WY            117,160          543,184           660,344
Shoe Stores
-----------
Little Rock      AR          1,079,232        2,594,956         3,674,188
Houston          TX          1,096,376        2,300,690         3,397,066
Midland          TX            544,075        1,322,431         1,866,506
Video Rental
------------
Birmingham       AL            392,795          865,115         1,257,910
Southington      CT            399,562        1,009,125         1,408,687
Port St. Lucie   FL            612,695          701,730         1,314,425
Tampa            FL            401,874          933,768         1,335,642
Atlanta          GA            652,551          763,360         1,415,911

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Restaurants
-----------
Stafford         TX        117,885                  06/26/91       300
Temple           TX         45,169                  02/09/95       300
Vidor            TX        291,953                  08/01/84       300
Waxahachie       TX        288,135                  12/29/87       300
Cedar City       UT        296,544                  08/04/83       180
Orem             UT        122,227                  12/13/95       300
Sandy            UT        107,650                  12/22/95       300
Norfolk          VA        237,089                  10/15/87       300
Virginia Beach   VA        283,501                  09/03/87       300
Auburn           WA        265,859                  12/16/87       300
Marysville       WA        250,572                  08/27/87       300
Oak Harbor       WA        252,028                  07/16/87       300
Redmond          WA      1,262,104                  12/10/82       180
Spokane          WA         20,469                  03/27/98       300
Tacoma           WA        648,084                  05/29/84       300
Grafton          WI        133,937                  10/29/87       300
Monroe           WI        170,245                  12/17/87       300
Portage          WI        175,937                  12/23/87       300
Shawano          WI        181,338                  12/17/87       300
Sturgeon Bay     WI        189,406                  12/01/87       300
Oak Hill         WV        268,592                  12/28/84       300
Laramie          WY        147,838                  03/12/90       300
Riverton         WY        191,011                  12/01/87       300
Sheridan         WY        329,145                  12/31/85       300
Shoe Stores
-----------
Little Rock      AR         47,576                  07/21/98       300
Houston          TX        118,695                  09/05/97       300
Midland          TX         46,244                  02/02/98       300
Video Rental
------------
Birmingham       AL         44,581                  09/30/97       300
Southington      CT          1,688                  12/29/98       300
Port St. Lucie   FL            257     12/09/98     09/08/98       300
Tampa            FL         38,844                  12/23/97       300
Atlanta          GA          1,306                  12/18/98       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Video Rental
------------
Brunswick        GA          290,369      788,880        None         None
Norcross         GA          431,284      724,037        None         None
Plainfield       IN          453,645      908,485        None         None
Topeka           KS          285,802      966,286        None         None
Wichita          KS          289,714      797,856        None         None
Winchester       KY          355,474      929,177        None         None
Warren           MI          356,348      903,351        None         None
Centerville      OH          601,408      758,192        None         None
Dayton           OH          401,723      698,872        None         None
Forest Park      OH          328,187      921,232        None         None
Franklin         OH          337,572      777,943        None         None
Springboro       OH          261,916      897,489        None         None
Oklahoma City    OK          307,658      474,071        None         None
Tulsa            OK          318,441    1,004,663        None         None
Clarksville      TN          499,885      840,869        None         None
Columbia         TN          466,469      716,723        None         None
Hendersonville   TN          333,677      938,592        None         None
Jackson          TN          381,076      857,261        None         None
Memphis          TN          381,265      900,580        None         None
Murfreesboro     TN          406,056      886,293        None         None
Smyrna           TN          302,372      836,214        None         None
Austin           TX          407,910      885,113        None         None
Beaumont         TX          293,919      832,154        None         None
Hurst            TX          373,084      871,163        None         None
Lubbock          TX          266,805      857,492        None         None
Woodway          TX          372,487      835,198        None         None
Hampton          VA          373,499      836,071        None         None
Virginia Beach   VA          551,588      797,260        None         None
Other
-----
Mesa             AZ          271,754    1,259,910      27,961        7,173
Phoenix          AZ          322,708    1,496,143     203,268       10,462
Chino            CA           53,271      102,748        None         None
Fresno           CA          428,900    3,434,562        None         None
Paramount        CA           86,400      278,827        None         None
San Diego        CA        3,745,000    8,885,351        None       26,544

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Video Rental
------------
Brunswick        GA            290,369          788,880         1,079,249
Norcross         GA            431,284          724,037         1,155,321
Plainfield       IN            453,645          908,485         1,362,130
Topeka           KS            285,802          966,286         1,252,088
Wichita          KS            289,714          797,856         1,087,570
Winchester       KY            355,474          929,177         1,284,651
Warren           MI            356,348          903,351         1,259,699
Centerville      OH            601,408          758,192         1,359,600
Dayton           OH            401,723          698,872         1,100,595
Forest Park      OH            328,187          921,232         1,249,419
Franklin         OH            337,572          777,943         1,115,515
Springboro       OH            261,916          897,489         1,159,405
Oklahoma City    OK            307,658          474,071           781,729
Tulsa            OK            318,441        1,004,663         1,323,104
Clarksville      TN            499,885          840,869         1,340,754
Columbia         TN            466,469          716,723         1,183,192
Hendersonville   TN            333,677          938,592         1,272,269
Jackson          TN            381,076          857,261         1,238,337
Memphis          TN            381,265          900,580         1,281,845
Murfreesboro     TN            406,056          886,293         1,292,349
Smyrna           TN            302,372          836,214         1,138,586
Austin           TX            407,910          885,113         1,293,023
Beaumont         TX            293,919          832,154         1,126,073
Hurst            TX            373,084          871,163         1,244,247
Lubbock          TX            266,805          857,492         1,124,297
Woodway          TX            372,487          835,198         1,207,685
Hampton          VA            373,499          836,071         1,209,570
Virginia Beach   VA            551,588          797,260         1,348,848
Other
-----
Mesa             AZ            271,754        1,259,044         1,566,798
Phoenix          AZ            322,708        1,709,873         2,032,581
Chino            CA             53,271          102,748           156,019
Fresno           CA            428,900        3,434,562         3,863,462
Paramount        CA             86,400          278,827           365,227
San Diego        CA          3,745,000        8,911,895        12,656,895

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Video Rental
------------
Brunswick        GA         32,810                  12/31/97       300
Norcross         GA         34,866                  10/01/97       300
Plainfield       IN         34,772                  01/30/98       300
Topeka           KS         40,217                  12/19/97       300
Wichita          KS          4,017                  11/23/98       300
Winchester       KY         20,140                  06/30/98       300
Warren           MI         34,578                  01/09/98       300
Centerville      OH         16,435                  06/30/98       300
Dayton           OH         15,146                  06/29/98       300
Forest Park      OH         41,380                  11/14/97       300
Franklin         OH         32,339                  12/30/97       300
Springboro       OH         10,492                  09/21/98       300
Oklahoma City    OK         13,434                  04/23/98       300
Tulsa            OK         51,797                  09/26/97       300
Clarksville      TN          7,023                  10/02/98       300
Columbia         TN         36,931                  09/26/97       300
Hendersonville   TN         39,060                  12/10/97       300
Jackson          TN         44,195                  09/26/97       300
Memphis          TN         28,506                  03/31/98       300
Murfreesboro     TN         45,689                  09/26/97       300
Smyrna           TN         43,105                  09/02/97       300
Austin           TX         36,820                  12/01/97       300
Beaumont         TX         42,904                  09/05/97       300
Hurst            TX         15,995                  07/29/98       300
Lubbock          TX         47,048                  08/29/97       300
Woodway          TX         34,753                  12/16/97       300
Hampton          VA         34,780                  12/19/97       300
Virginia Beach   VA         27,868                  02/23/98       300
Other
-----
Mesa             AZ        743,716                  06/30/86       300
Phoenix          AZ        899,852                  06/30/86       300
Chino            CA        102,213                  01/07/75       300
Fresno           CA      3,434,562                  10/29/82       180
Paramount        CA        278,827                  11/22/83       180
San Diego        CA      5,110,470     03/08/86     03/25/86       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Other
-----
San Diego        CA        2,485,160    8,697,822        None       20,213
San Diego        CA        5,797,411   15,473,497        None       42,170
Humble           TX          106,000      545,518      10,422        5,990
Chesapeake       VA          144,014      649,869        None       11,754
Other                             --      398,427        None       28,079
                         -----------  -----------     -------      -------
                         283,043,253  605,990,855     333,713      467,880
                         ===========  ===========     =======      =======





























                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Other
-----
San Diego        CA          2,485,160        8,718,035        11,203,195
San Diego        CA          5,797,411       15,515,667        21,313,078
Humble           TX            106,000          561,930           667,930
Chesapeake       VA            144,014          661,623           805,637
Other                               --          426,506           426,506
                           -----------      -----------       -----------
                           283,043,253      606,792,448       889,835,701
                           ===========      ===========       ===========





























                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Video Rental
------------
Other
-----
San Diego        CA      3,599,709     01/23/89     09/19/86       300
San Diego        CA      5,959,553     01/20/89     08/05/87       300
Humble           TX        420,969                  03/25/86       300
Chesapeake       VA        375,603                  12/22/86       300
Other                      291,251
                       -----------
                       171,555,267
                       ===========

                 REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


Note 1. Nine hundred sixty six of the properties are single unit retail outlets. One grocery property located in Sheboygan, WI and three other properties located in San Diego, CA are multi-tenant commercial properties. All properties were acquired on an all cash basis except one; no encumbrances were outstanding for the periods presented.

Note 2. The aggregate cost for federal income tax purposes is $825,315,627.

Note 3. Reconciliation of total real estate carrying value for the three years ended December 31, 1998 are as follows:

                                    1998            1997            1996
                                -----------     -----------     -----------
Balance at beginning of period  699,797,446     564,539,993     515,425,548

  Additions during period:
    Acquisitions                193,436,163     142,286,618      55,667,447
    Equipment                        14,685              --          58,000
    Improvements, etc.               79,790          16,683          37,303
    Other (leasing costs)           168,425          36,266              --
                                -----------     -----------     -----------
      Total additions           193,699,063     142,339,567      55,762,750
                                -----------     -----------     -----------
  Deductions during period:
    Cost of real estate sold      3,520,108       6,917,114       6,054,238
    Cost of equipment sold           58,000              --              --
    Other (fully amortized
      commissions)                   82,700              --          15,067
    Other (provision for
      impairment losses)                 --         165,000         579,000
                                -----------     -----------     -----------
      Total deductions            3,660,808       7,082,114       6,648,305
                                -----------     -----------     -----------
Balance at close of period:     889,835,701     699,797,446     564,539,993
                                ===========     ===========     ===========

Note 4. Reconciliation of accumulated depreciation for the three years ended December 31, 1998 are as follows:





(table continued)

(continued)
                                    1998            1997            1996
                                -----------     -----------     -----------
Balance at beginning of period: 152,206,136     138,307,408     126,062,055

  Additions during period -
    provision for depreciation   20,766,430      17,465,979      15,364,936

  Deductions during period:
    Accumulated depreciation
      of real estate and
      equipment sold              1,334,599       3,567,251       3,104,516
    Other (fully amortized
      commissions)                   82,700              --          15,067
                                -----------     -----------     -----------
Balance at close of period      171,555,267     152,206,136     138,307,408
                                ===========     ===========     ===========

Note 5. In 1997, a provision for impairment loss was made on two vacant properties in Riverside, CA and Irving, TX and a restaurant property in McMinnville, OR which was sold in 1997. In 1996, a provision for impairment loss was made on a restaurant property in Lexington, SC, and on other properties located in Phoenix, AZ; Glendale, AZ and Spring, TX.


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


PART III
========

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information set forth under the captions Director Nominees and Officers Of The Company and Compliance With Federal Securities Laws in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 5, 1999, to be filed pursuant to Regulation 14A.


ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

The information set forth under the caption Executive Compensation in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 5, 1999, to be filed pursuant to Regulation 14A.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

The information set forth under the caption Security Ownership Of Certain Beneficial Owners And Management in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 5, 1999, to be filed pursuant to Regulation 14A.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Not applicable.


PART IV
=======

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
----------------------------------------------------------------

A.  The following documents are filed as part of this report.

    1.  Financial Statements (see Item 8)

        a.   Independent Auditors' Report
        b.   Consolidated Balance Sheets,
             December 31, 1998 and 1997
        c.   Consolidated Statements of Income,
             Years ended December 31, 1998, 1997 and 1996
        d.   Consolidated Statements of
             Stockholders' Equity,
             Years ended December 31, 1998, 1997 and 1996
        e.   Consolidated Statements of Cash Flows,
             Years ended December 31, 1998, 1997 and 1996
        f.   Notes to Consolidated Financial Statements
        g.   Consolidated Quarterly Financial Data,
               (unaudited) for 1998 and 1997

    2.  Financial Statement Schedule (see Item 8)

        Schedule III - Real Estate and Accumulated Depreciation

        Schedules not Filed: All schedules, other than those indicated in the Table of Contents, have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

    3.  Exhibits

        2.1 Agreement and Plan of Merger dated as of May 15, 1997 between Realty Income Corporation, a Delaware corporation, and Realty Income Maryland, Inc., a Maryland corporation (incorporated by reference to the Company's Form 8-B12B dated July 29, 1997
             ("Form 8-B") and incorporated herein by reference).

        3.1 Articles of Incorporation of the Company (filed as Appendix B to the Company's Proxy Statement dated March 28, 1997 ("1997 Proxy Statement") and incorporated herein by reference).

        3.2  Bylaws of the Company (filed as Appendix C to the
             Company's 1997 Proxy Statement and incorporated herein by reference).

        3.3  Articles Supplementary of the Class A Junior
             Participating Preferred Stock of Realty Income
             Corporation (filed as an exhibit to Realty Income's registration statement on Form 8-A, dated June 26, 1998, and incorporated herein by reference).

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

        4.5 Pricing Committee Resolutions (filed as an exhibit to Realty Income's Form 8-K, dated October 27, 1998 and incorporated herein by reference).

        4.6 Form of 8.25% Notes due 2008 (filed as an exhibit to Realty Income's Form 8-K, dated October 27, 1998 and incorporated herein by reference).

        4.7  Indenture dated as of October 28, 1998 between
             Realty Income and The Bank of New York (filed) as an exhibit to Realty Income's Form 8-K, dated October 27, 1998 and incorporated herein by reference).

       10.1  Revolving Credit Agreement (filed as Exhibit
             99.2 to the Company's Form 8-K dated
             December 16, 1994 and incorporated herein by reference).

       10.2  First Amendment to the Revolving Credit
             Agreement (filed as Exhibit 10.2 to the
             Company's Form 10-Q for the quarter ended
             September 30, 1996 and incorporated herein by reference).

       10.3  Second Amendment to the Revolving Credit
             Agreement (filed as Exhibit 99.2 to the
             Company's Form 8-K dated December 19, 1995 and incorporated herein by reference).

       10.4  Third Amendment to the Revolving Credit
             Agreement(filed as Exhibit 10.4 to the
             Company's Form 10-K dated December 31, 1996 and incorporated herein by reference).

       10.5  Fourth Amendment to the Revolving Credit
             Agreement(filed as Exhibit 10.5 to the
             Company's Form 10-Q dated March 31, 1997 and incorporated herein by reference).

       10.6 Amended and Restated Revolving Credit Agreement, dated as of November 29, 1994 and restated as of December 30, 1997 (filed as Exhibit 10.1 to the Company's Form 10-Q dated June 30, 1998 and incorporated herein by Reference).

       10.7  1994 Stock Option and Incentive Plan (filed as Exhibit
             4.1 to the Company's Registration Statement on Form S-8 (registration number 33-95708) and incorporated herein by reference).

       10.8 First Amendment to the 1994 Stock Option and Incentive Plan, dated June 12, 1997 (filed as Exhibit 10.9 to the Company's Form 8-B and incorporated herein by reference).

       10.9 Second Amendment to the 1994 Stock Option and Incentive Plan, dated December 16, 1997, (filed as Exhibit 10.9 to the Company's Form 10-K dated December 31, 1997 and incorporated herein by reference).

      10.10 Management Incentive Plan, filed as Exhibit 10.10 to the Company's Form 10-K dated December 31, 1997 and incorporated herein by reference).

      10.11  Form of Nonqualified Stock Option Agreement for
             Independent Directors, (filed as Exhibit 10.11 to the Company's Form 10-K dated December 31, 1997 and incorporated herein by reference).

      10.12 Form of Indemnification Agreement entered into between the Company and the executive officers of the Company (filed as Exhibit 10.1 to the Company's Form 8-K dated November 21, 1997 and incorporated herein by reference).

      10.13 Form of Indemnification Agreement entered into between the Company and each director on the board of directors of the Company (filed as Exhibit 10.2 to the Company's Form 8-K dated November 21, 1997 and incorporated herein by reference).

      10.14 Form of Employment Agreement between the Company and its Executive Officers (incorporated by reference to the Company's Form 8-B12B dated July 29, 1997 and incorporated herein by reference).

       12.1  Statement re computation of ratios, filed herein.

       21.1 Subsidiaries of the Company as of January 1, 1998, filed herein.

       23.1  Consent of KPMG LLP, filed herein.

       27    Financial Data Schedule, filed herein.

B. The Registrant two reports on Form 8-K during the last quarter of the period covered by this report.

A report on Form 8-K was dated October 27, 1998 and filed on October 28, 1998 reporting the issuance of $100.0 million, 8.25%, 10-year notes due in November 2008.

A report on Form 8-K was dated October 15, 1998 and filed on October 16, 1998 setting forth risks associated with the Company.

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

Date: March 17, 1999



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/WILLIAM E. CLARK
      ------------------------------------
      William E. Clark
      Chairman of the Board of Directors

Date: March 17, 1999



By:   /s/THOMAS A. LEWIS
      ------------------------------------
      Thomas A. Lewis
      Vice Chairman of the Board of Directors and
      Chief Executive Officer
      (Principal Executive Officer)

Date: March 17, 1999



By:   /s/DONALD R. CAMERON
      ------------------------------------
      Donald R. Cameron
      Director
SIGNATURES (continued)

Date: March 19, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/ROGER P. KUPPINGER
      ------------------------------------
      Roger P. Kuppinger
      Director

Date: March 17, 1999



By:   /s/MICHAEL D. MCKEE
      ------------------------------------
      Michael D. McKee
      Director

Date: March 17, 1999



By:   /s/WILLARD H. SMITH JR
      ------------------------------------
      Willard H. Smith Jr
      Director

Date: March 17, 1999



By:   /s/RICHARD J. VANDERHOFF
      ------------------------------------
      Richard J. VanDerhoff
      Director, President and Chief Operating Officer

Date: March 17, 1999




By:   /s/GARY MALINO
      ------------------------------------
      Gary Malino
      Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 17, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/GREGORY J. FAHEY
      ------------------------------------
      Gregory J. Fahey
      Vice President, Controller

Date: March 17, 1999


                          EXHIBIT INDEX
                          =============

Exhibit No.     Description
-----------     -----------


12.1            Statement re computation of ratios

21.1            Subsidiaries of the Company as of
                January 1, 1999

23.1            Consent of KPMG LLP

27              Financial Data Schedule