Form 10-Q
period 1999-03-31
REALTY INCOME CORP
filed 1999-05-12
CIK 726728

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                            FORM 10-Q
                            =========

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended MARCH 31, 1999, or
                                       ==================

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

                       YES [X]     NO [ ]

There were 26,822,247 shares of common stock outstanding as of May 12, 1999.

                    REALTY INCOME CORPORATION

                            Form 10-Q
                          March 31, 1999

                        Table of Contents
                        -----------------

[S]                                                         [C]
PART I.  FINANCIAL INFORMATION                              Pages
==============================                              -----

Item 1:  Financial Statements

         Consolidated Balance Sheets........................   3
         Consolidated Statements of Income..................   5
         Consolidated Statements of Cash Flows..............   6
         Notes to Consolidated Financial Statements.........   8

Item 2:  Management's Discussion and Analysis Of
         Financial Condition and Results Of Operations......  12

Item 3:  Quantitative and Qualitative Disclosures About
         Market Risk........................................  27


PART II. OTHER INFORMATION
==========================

Item 6:  Exhibits and Reports on Form 8-K...................  28

SIGNATURE...................................................  30

EXHIBIT INDEX...............................................  30

PART I.  FINANCIAL INFORMATION
==============================

ITEM 1.  FINANCIAL STATEMENTS


           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
               March 31, 1999 and December 31, 1998
          (dollars in thousands, except per share data)

                                           1999          1998
                                       (Unaudited)
                                       ===========     =========
ASSETS
Real estate, at cost:
  Land                                   $ 301,949     $ 283,043
  Buildings and improvements               628,833       606,792
                                         ---------     ---------
                                           930,782       889,835
  Less - accumulated depreciation
    and amortization                      (177,367)     (171,555)
                                         ---------     ---------
    Net real estate                        753,415       718,280

Cash and cash equivalents                    5,694         2,533
Accounts receivable                          2,064         2,973
Goodwill, net                               19,746        19,977
Other assets                                15,620        15,471
                                         ---------     ---------
    Total assets                         $ 796,539     $ 759,234
                                         =========     =========















Continued on next page

(continued)


           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
              March 31, 1999 and December 31, 1998
          (dollars in thousands, except per share data)


                                           1999          1998
                                       (Unaudited)
                                       ===========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                    $   4,627     $   4,559
Accounts payable and accrued expenses        7,996         4,036
Other liabilities                            3,495         5,630
Line of credit payable                     103,900        84,800
Notes payable                              230,000       210,000
                                         ---------     ---------
    Total liabilities                      350,018       309,025
                                         ---------     ---------

Stockholders' equity
Preferred stock, par value
  $1.00 per share, 20,000,000 shares
  authorized, no shares issued
  or outstanding                                --            --
Common stock, par value $1.00 per
  share, 100,000,000 shares
  authorized, 26,822,326 and 26,817,103
  shares issued and outstanding in
  1999 and 1998, respectively               26,822        26,817
Paid in capital in excess of par value     609,794       609,669
Accumulated distributions
  in excess of net income                 (190,095)     (186,277)
                                         ---------     ---------
    Total stockholders' equity             446,521       450,209
                                         ---------     ---------
    Total liabilities and
      stockholders' equity               $ 796,539     $ 759,234
                                         =========     =========





   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements Of Income
                =================================
       For the three months ended March 31, 1999 and 1998
          (dollars in thousands, except per share data)
                           (Unaudited)

                                             1999         1998
                                         ==========   ==========
REVENUE
Rental                                   $   23,948   $   19,168
Interest and other                               38           54
                                         ----------   ----------
                                             23,986       19,222
                                         ----------   ----------
EXPENSES
Depreciation and amortization                 6,090        5,084
Interest                                      5,880        2,491
General and administrative                    1,646        1,465
Property                                        441          473
                                         ----------   ----------
                                             14,057        9,513
                                         ----------   ----------
Income from operations                        9,929        9,709
Gain on sales of properties                      --          215
                                         ----------   ----------
Net income                               $    9,929   $    9,924
                                         ==========   ==========

Basic and diluted net income per share   $     0.37   $     0.38
                                         ==========   ==========















   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
       For the three months ended March 31, 1999 and 1998
                     (dollars in thousands)
                           (Unaudited)

                                            1999          1998
                                         =========     =========
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                               $   9,929     $   9,924
Adjustments to net income:
  Depreciation and amortization              6,090         5,084
  Gain on sales of properties                   --          (215)
  Change in assets and liabilities:
    Accounts receivable and
      other assets                           1,342         1,280
    Accounts payable, accrued
      expenses and other liabilities         2,277         2,186
                                         ---------     ---------
    Net cash provided by
      operating activities                  19,638        18,259
                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of properties               --         1,948
Acquisition of and additions
  to properties                            (39,685)      (52,061)
Payment of other liabilities                (1,713)           --
                                         ---------     ---------
    Net cash used in
      investing activities                 (41,398)      (50,113)
                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit                47,000        54,700
Payments of line of credit                 (27,900)      (39,300)
Payments of distributions                  (13,679)      (12,462)
Proceeds from notes issued,
  net of costs of $500                      19,500            --
Proceeds from stock offerings,
  net of offering costs of $64                  --        28,437
Proceeds from other stock issuances             --            69
                                         ---------     ---------
    Net cash provided by
      financing activities                  24,921        31,444
                                         ---------     ---------

Continued on next page

(continued)


           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
       For the three months ended March 31, 1999 and 1998
                     (dollars in thousands)
                           (Unaudited)


                                            1999          1998
                                         =========     =========

Net increase (decrease) in
  cash and cash equivalents                  3,161          (410)
Cash and cash equivalents,
  beginning of period                        2,533         2,123
                                         ---------     ---------
Cash and cash equivalents,
  end of period                          $   5,694     $   1,713
                                         =========     =========

For supplemental disclosures, see note 7.
























   The accompanying notes to consolidated financial statements are an integral part of these statements.

              REALTY INCOME CORPORATION AND SUBSIDIARIES
              Notes To Consolidated Financial Statements
              ==========================================
                            March 31, 1999
                             (Unaudited)

1.  Management Statement

The consolidated financial statements of Realty Income Corporation ("Realty Income", the "Company", "we" or "our") were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 1998, which are included in our 1998 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.  Property Acquisitions

During the first three months of 1999, we invested $40.8 million in 34 new retail properties and properties under development with an initial aggregate contractual lease rate of 10.3%. These 34 properties are located in 16 states and will contain approximately 286,000 leasable square feet and are 100% leased, with an average initial lease term of
14.6 years.

During the first three months of 1998, we invested $51.8 million in 22 new retail properties and properties under development with an initial aggregate contractual lease rate of 10.5%. These 22 properties are located in 16 states and contain approximately 356,600 leasable square feet and are 100% leased, with an average initial lease term of 15.5 years.

3.  Distributions Paid And Payable

Realty Income pays distributions monthly. During the three months ended March 31, 1999, we paid three monthly distributions of $0.17 per share, totaling $0.51 per share. For the three months ended March 31, 1998, we paid three monthly distributions of $0.16 per share, totaling $0.48 per share. As of March 31, 1999, a distribution of $0.1725 per share was declared and was paid on April 15, 1999.

4.  Gain on Sales of Properties

For the three months ended March 31, 1999, no properties were sold. For the three months ended March 31, 1998, we sold three properties (one child care center, one multi-tenant location and one restaurant) for $1.9 million and recognized a gain of $215,000.

5.  Net Income per Share

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

1999 and 1998 (net income was available to common shareholders for all periods presented):

                                              1999            1998
                                           ----------     ----------
Weighted average shares used for basic
   net income per share computation       26,822,382      26,028,589
Incremental shares from the assumed
   conversion of stock options                 3,030           9,006
                                          ----------      ----------
Adjusted weighted average shares used
   for diluted net income per share
   computation                            26,825,412      26,037,595
                                          ==========      ==========

In the first quarter of 1999, 161,397 stock options that were anti-dilutive have been excluded from the incremental shares from the assumed conversion of stock options. No stock options were anti-dilutive in the first quarter of 1998.

6.  Notes Payable

In January 1999, we issued $20 million of 8.00% senior notes due 2009 (the "1999 Notes"). The 1999 Notes are unsecured and were sold at 98.757% of par to yield 8.10%. The proceeds from the offering were used to pay down credit facility borrowings and for other corporate purposes. Currently, there is no formal trading market for the 1999 Notes and we have not listed and do not intend to list the 1999 Notes on any securities exchange.

7.  Supplemental Disclosure of Cash Flow Information

Interest paid during the first three months of 1999 and 1998 was $2.9 million and $92,000, respectively. In the first three months of 1999 and 1998, interest of $294,000 and $80,000 respectively, was capitalized to properties under development.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

In 1999 the acquisition properties resulted in an increase in building and other liabilities of $1.3 million.

8. Segment Information

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

The following tables set forth certain information as of March 31, 1999 (for the dates or quarters presented below) regarding the properties owned by us classified according the business of the respective tenants (dollars in thousands):

                                              Revenue
                                      ----------------------
For the quarter ended March 31,          1999         1998
                                       --------     --------
Segment rental revenue:
  Automotive parts                     $  2,074     $  1,497
  Automotive service                      1,630        1,440
  Child care                              6,174        5,947
  Consumer electronics                    1,149        1,171
  Convenience stores                      1,367        1,110
  Home furnishings                        1,702        1,119
  Restaurants                             3,428        3,369
  Other non-reportable segments           6,424        3,515
Reconciling items -interest and other        38           54
                                       --------     --------
Total revenue                          $ 23,986     $ 19,222
                                       ========     ========









8. Segment Information (continued)

                                              Assets
                                       ---------------------
                                       March 31,   December 31,
                                         1999         1998
                                       --------     --------
Segment net real estate:
  Automotive parts                     $ 71,421     $ 65,847
  Automotive service                     51,794       46,731
  Child care                            140,538      138,875
  Consumer electronics                   40,146       40,447
  Convenience stores                     43,696       43,986
  Home furnishings                       67,200       71,366
  Restaurants                            87,554       87,682
  Other non-reportable segments         251,066      223,346
                                        -------      -------
  Total segment net real estate         753,415      718,280
Reconciling items                        43,124       40,954
                                       --------     --------
Total assets                           $796,539     $759,234
                                       ========     ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

This quarterly report on Form 10-Q (the "Quarterly Report"), contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Quarterly Report, the words estimated, anticipated and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:
    -  Our anticipated growth strategies;
    -  Our intention to acquire additional properties;
    - Anticipated trends in our business, including trends in the market for long-term net leases of freestanding, single tenant retail properties;
    -  Future expenditures for development projects; and
    -  Availability of capital to finance our business.

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

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled "Business" and "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, the forward-looking events discussed in this Quarterly Report might not occur.

GENERAL
-------

Realty Income Corporation, a Maryland corporation ("Realty Income", the "Company", "our" or "we") was organized to operate as an equity real estate investment trust ("REIT"). We are a fully integrated, self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. As of March 31, 1999, we owned a diversified portfolio of 1,004 retail properties located in 45 states with over 8.1 million square feet of leasable space. Of the 1,004 properties in the portfolio, 997 are single-tenant retail properties with the remainder being multi-tenant properties. As of March 31, 1999, 991, or 99.4%, of the 997 single-tenant properties were leased with an average remaining lease term (excluding extension options) of approximately 8.6 years.

Our primary business objective is to generate dependable monthly distributions from a consistent and predictable level of funds from operations ("FFO") per share. Additionally, we generally will seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties.

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

We believe that the long-term ownership of an actively managed, diversified portfolio of retail properties under long-term, net lease agreements produces consistent, predictable income. We also believe that long-term leases, coupled with the tenant's responsibility for property expenses, generally produce a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

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


RECENT DEVELOPMENTS
-------------------

ACQUISITION OF 34 PROPERTIES DURING THE FIRST THREE MONTHS OF 1999. During the first three months of 1999, we continued implementing our growth plan, which is intended to increase our funds from operations per share. As part of our plan, we acquired 34 additional properties (the "New Properties") increasing the number of properties in the portfolio by 3.5% to 1,004 properties at March 31, 1999 from 970 properties at December 31, 1998. During the first quarter of 1999, we continued to diversify our portfolio with the addition of one new industry segment, Entertainment, and five new retail chains. As of March 31, 1999, our portfolio of 1,004 properties consists of 70 separate retail chains doing business in 22 separate retail segments.

During the first quarter of 1999, we invested $40.8 million in New Properties and properties under development (excluding estimated unfunded development costs on properties under construction at March 31, 1999 of $21.1 million). We also paid $87,000 for lease commissions and $43,000 for building improvements on existing properties in our portfolio. The weighted average annual unleveraged return on the $40.8 million invested in the first quarter of 1999 is estimated to be 10.3%, computed as estimated contractual net operating income (which in the case of a net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs of each property. Since it is possible that a tenant could default on the payment of contractual rent, no assurance can be given that the actual return on the funds invested will not differ from the foregoing percentage.

The New Properties are leased to 11 separate tenants operating in ten different retail industries. The New Properties are located in 16 states, will contain approximately 286,000 leasable square feet and are 100% leased under net leases, with an average initial lease term of
14.6 years. Of the New Properties, 25 were occupied as of April 30, 1999 and the remaining properties were pre-leased and under construction, pursuant to contracts under which the tenants have agreed to develop the properties (with development costs funded by Realty Income) and to begin paying rent when the premises open for business.

INCREASE IN MONTHLY DISTRIBUTION. In January and April 1999, the monthly distributions were increased $0.0025 to $0.17 and $0.1725 per share, respectively. Realty Income continues its policy of paying distributions monthly. During the first three months of 1999, we paid three distributions of $0.17 per share, totaling $0.51 per share. During the first three months of 1998, the Company paid three monthly distributions of $0.16 per share, totaling $0.48 per share. In March and April 1999, we declared distributions of $0.1725 per share, which were paid on April 15, 1999 and payable on May 17, 1999, respectively. The monthly distribution of $0.1725 per share represents a current annualized distribution of $2.07 per share, and an annualized distribution yield of approximately 8.8% based on the last reported sale price of the Company's Common Stock on the NYSE of $23.625 on May 10, 1999. Although we expect to continue our policy of paying monthly distributions, there can be no assurance that the current level of distributions will be maintained by the Company or as to the actual distribution yield for any future period.

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

OTHER INFORMATION
-----------------

Realty Income's common stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "O", our central index key ("CIK") number is 726728 and cusip number is 756109-104.

In October 1998, we issued 8.25% Monthly Income Senior Notes due 2008, which are traded on the NYSE under the ticker symbol "OUI". The cusip number of these Monthly Income Senior Notes is 756109-AA2.

Realty Income had 49 employees as of May 10, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and Cash Equivalents

Realty Income is organized for the purpose of operating as an equity REIT which acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At March 31, 1999, Realty Income had cash and cash equivalents totaling $5.7 million.

We believe that our cash and cash equivalents on hand, cash provided by operating activities and borrowing capacity are sufficient to meet our liquidity needs for the foreseeable future. However, we intend to utilize additional sources of capital to fund property acquisitions and to repay our acquisition credit facility.

Capital Funding

Realty Income has a $170 million, three-year revolving, unsecured acquisition credit facility of which $52 million expires in December 2000 and $118 million expires in December 2001. The credit facility currently bears interest at 0.85% over the London Interbank Offered Rate ("LIBOR") and offers us other interest rate options. As of May 10, 1999, $56.0 million of borrowing capacity was available to us under the acquisition credit facility. At that time, the outstanding balance was $114.0 million with an effective interest rate of 5.81%. This credit facility has been and is expected to be used to acquire additional retail properties leased to regional and national retail chains under long-term lease agreements. Any additional borrowings will increase our exposure to interest rate risk.

We expect to meet our long-term capital needs for the acquisition of properties through the issuance of public or private debt or equity.
In August 1997, we filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $300 million in value of common stock, preferred stock and/or debt securities. Through May 10, 1999, $221.4 million in value of common stock and debt securities has been issued under the universal shelf registration statement.

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

Distributions

Realty Income pays distributions monthly. Cash distributions paid during the first quarter of 1999 and 1998 were $13.7 million and $12.5 million, respectively.


FUNDS FROM OPERATIONS ("FFO")
-----------------------------

FFO for the first quarter of 1999 increased by $1.2 million or 8.1% to $16.0 million versus $14.8 million during the first quarter of 1998.

We define FFO as net income before gain on sales of properties, plus depreciation and amortization. In accordance with the recommendations of the National Association of Real Estate Investment Trusts ("NAREIT"), amortization of deferred financing costs is not added back to net income to calculate FFO. Amortization of financing costs is included in interest expense in the consolidated statements of income.

The following is a reconciliation of net income to FFO, and information regarding distributions paid and diluted weighted average number of shares outstanding for the first quarter of 1999 and 1998 (dollars in thousands):
                                            1999          1998
                                          --------      --------
Net income                             $   9,929      $   9,924
Plus depreciation and amortization         6,090          5,084
Less depreciation of furniture,
  fixtures and equipment and
  amortization of organization costs         (21)           (39)
Less gain on sales of properties              --           (215)
                                         --------      --------
Total Funds From Operations           $   15,998      $  14,754
                                         ========      ========

Cash Distributions Paid               $   13,679      $  12,462
FFO in excess of Distributions        $    2,319      $   2,292
Diluted weighted average
  number of shares outstanding        26,825,412     26,037,595

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


RESULTS OF OPERATIONS
---------------------

The following is a comparison of our Results of Operations for the three months ended March 31, 1999 to the three months ended March 31, 1998.

Rental revenue was $23.9 million for 1999 versus $19.2 million for 1998, an increase of $4.7 million. The increase in rental revenue was primarily due to the acquisition of 34 properties during the first quarter of 1999 and 149 properties during 1998 (the "New Properties"). The New Properties generated revenue of $4.8 million in 1999 compared to $192,000 in 1998, an increase of $4.6 million.

Of the 1,004 properties in the portfolio as of March 31, 1999, 997 are single-tenant properties with the remaining properties being multi-tenant properties. Of the 997 single-tenant properties, 991, or 99.4%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.6 years. Of our 991 leased single-tenant properties, 984 or 99.3% were under leases that provide for increases in rents through:
  - Base rent increases tied to a consumer price index with adjustment ceilings;
  - Overage rent based on a percentage of the tenants' gross sales; or
  -  Fixed increases.

Some leases contain more than one of these clauses. Percentage rent, which is included in rental revenue, was $214,000 during 1999 and $208,000 in 1998. Same store rents generated on 812 properties owned during all of both the first quarter of 1999 and 1998 increased by $43,000 or 0.2%, to $19.00 million from $18.96 million. At March 31, 1999, we had six vacant properties versus four vacant properties at March 31, 1998. With out the effect of properties vacant during part of the first quarter of 1999 or 1998, the same store rents generated on 803 properties owned and occupied during all of both the first quarter of 1999 and 1998 increased by $254,000 or 1.4%, to $18.781 million from $18.527 million. Approximately 52% of our current property portfolio was acquired over the last four years. A majority of the leases on these acquisitions provide for rent increases after the fifth year of the lease. We anticipate rental increases on these acquisitions starting in the second half of the year 2000.

At March 31, 1999, we had six properties that were not under lease as compared to five at December 31, 1998. At March 31, 1999, 998, or

99.4%, of the 1,004 properties in the portfolio were under lease agreements with third party tenants.

Depreciation and amortization was $6.1 million in 1999 versus $5.1 million in 1998. The increase in 1999 was primarily due to depreciation of the New Properties.

Interest expense in 1999 increased by $3.4 million to $5.9 million, as compared to $2.5 million in 1998. The following is a summary of the five components of interest expense for 1999 and 1998 (dollars in thousands):

                                      1999        1998      Net Change
                                    -------     -------     ----------
Interest on outstanding
  loans and notes                  $  5,715    $  2,449      $  3,266
Amortization of settlements
  on treasury lock agreements           189         (28)          217
Credit facility commitment fees          65          56             9
Amortization of credit facility
  origination costs and deferred
  bond financing costs                  205          94           111
Interest capitalized                   (294)        (80)         (214)
                                   --------    --------      --------
Interest expense                   $  5,880    $  2,491      $  3,389
                                   ========    ========      ========

Credit facility and notes outstanding (dollars in thousands)
------------------------------------------------------------

                                      1999        1998      Net Change
                                    -------     -------     ----------
Average outstanding balances       $306,482    $129,317      $177,165
Average interest rates                 7.56%       7.68%

Interest expense was $3.4 million more in 1999 than in 1998 due to an increase in the average balances outstanding, which was partially offset by lower average interest rates.

General and administrative expenses increased by $181,000 to $1.65 million in 1999 versus $1.47 million in 1998. General and administrative expenses as a percentage of revenue decreased to 6.9% in 1999 as compared to 7.6% in 1998. The increase in general and administrative expenses was primarily due to a change in accounting for internal acquisition costs. In March 1998, the Emerging Issues Task Force reached a consensus on Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11").

EITF 97-11 provides that internal costs of preacquisition activities incurred in connection with the acquisition of a property that will be classified as operating at the date of acquisition should be expensed as incurred. Prior to EITF 97-11, these costs were capitalized. Of the $181,000 increase in general and administrative expenses, approximately $81,000 is due to the change in accounting for internal acquisition costs. EITF 97-11 was effective at the end of the first quarter of 1998, thus comparison of future quarters will not be impacted by this change.

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At March 31, 1999, six properties were available for lease as compared to five at December 31, 1998. Property expenses were $441,000 in 1999 and $473,000 in 1998. The decrease in property expenses is primarily attributable to lower insurance costs. We anticipate property expenses to increase as we acquire additional properties.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There was no provision for impairment taken in 1999 or 1998.

During 1998, we sold three properties (one child care center, one restaurant and one multi-tenant location) for $1.9 million and recognized a gain of $215,000. No properties were sold in 1999.

In 1999 and 1998, we had net income of $9.9 million. Rental revenue increased by $4.8 million due to an increase in rental revenue from New Properties of $4.6 million, which was substantially offset by an increase of $4.4 million in the following expenses:
  - Depreciation and amortization of $1.0 million; and
  - Interest expense of $3.4 million.


PROPERTIES
----------

As of March 31, 1999, we owned a diversified portfolio of 1,004 properties located in 45 states with over 8.1 million square feet of leasable space. At March 31, 1999, approximately 99% of the properties were under net lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

Our net leased retail properties are primarily leased to regional and national retail chain store operators. The average leasable retail space of the 1,004 properties is approximately 8,100 square feet on approximately 49,300 square feet of land. Generally, buildings are single-story properties with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to a sufficient population base to constitute a suitable market or trade area for the retailer's business.

The following table sets forth-certain information regarding our properties classified according to the business of the respective tenants (dollars in thousands):

                                   Annualized       Percentage of Total
                                   Rent as of       Rental Revenue for
                       Number    April 1, 1999(1)     the Years Ended
                         of    -------------------  -------------------
                        Prop-  Rental   Percentage
Industry               erties  Revenue   of Total   1998   1997   1996
--------------------   ------  -------- ---------- ------ ------ ------
Apparel Stores              5  $  3,927     3.8%     4.1%   0.7%    --%
Automotive Parts          136     9,350     9.0      7.8    9.1   10.5
Automotive Service        105     7,176     6.9      7.5    6.4    4.8
Book Stores                 1       450     0.4      0.6    0.5     --
Business Services           1       120     0.1        *     --     --
Child Care                324    26,311    25.4     29.2   35.9   42.0
Consumer Electronics       37     4,431     4.3      5.4    6.5    0.9
Convenience Stores         61     5,429     5.2      6.1    5.5    4.6
Craft and Novelty           2       425     0.4        *     --     --
Drug Stores                 1       235     0.2      0.1     --     --
Entertainment               2       940     0.9       --     --     --
General Merchandise        11       687     0.7        *     --     --
Grocery Stores              2       789     0.8        *     --     --
Health and Fitness          2     1,202     1.2      0.1     --     --
Home Furnishings           35     6,872     6.6      7.8    5.6    4.4
Home Improvement           33     4,059     3.9        *     --     --
Office Supplies             8     2,476     2.4      3.0    1.7     --
Pet Supplies and
   Services                 8     1,537     1.5      0.6    0.2     --
Private Education           5     1,497     1.5      0.9     --     --
Restaurants               175    14,170    13.7     16.2   19.8   24.4
Shoe Stores                 3       890     0.9      0.8    0.2     --
Video Rental               35     4,501     4.3      3.8    0.6     --
Other                      12     6,148     5.9      6.0    7.3    8.4
--------------------   ------  --------   ------   ------ ------ ------
Totals                  1,004  $103,622   100.0%   100.0% 100.0% 100.0%
====================   ======  ========   ======   ====== ====== ======

* Less than 0.1%

[FN]]
(1) Annualized rental revenue is calculated by multiplying the monthly contractual base rent as of April 1, 1999 by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million. For properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

Of the 1,004 properties in the portfolio at March 31, 1999, 997 were single-tenant properties with the remaining properties being multi-tenant properties. As of March 31, 1999, 991 of the 997 single-tenant properties, or 99.4%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.6 years. The following table sets forth certain information regarding the timing of the lease term expirations (excluding extension options) on our 991 net leased, single-tenant retail properties as of April 1, 1999.

               Number of            Annualized           Percent of
                Leases             Rent (1) (2)          Annualized
 Year         Expiring (2)        (in thousands)            Rent
------        ------------       --------------          ----------
 1999             31                $  1,570                 1.6%
 2000             35                   1,837                 1.9
 2001             47                   3,918                 4.0
 2002             79                   6,597                 6.7
 2003             68                   5,651                 5.7
 2004            110                   9,269                 9.4
 2005             81                   6,005                 6.1
 2006             28                   2,474                 2.5
 2007             94                   6,396                 6.5
 2008             67                   5,758                 5.8
 2009             23                   2,794                 2.8
 2010             41                   3,273                 3.3
 2011             38                   5,483                 5.6
 2012             53                   5,935                 6.0
 2013            101                  16,016                16.2
 2014             18                   2,287                 2.3
 2015             31                   4,042                 4.1
 2016             13                   1,986                 2.0
 2017             11                   4,124                 4.2
 2018             16                   1,585                 1.6
 2019              4                     729                 0.7
 2033              2                     940                 1.0
------      ---------------      ---------------         ----------
Totals           991                $ 98,669               100.0%
======      ===============      ===============         ==========

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of April 1, 1999 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

(2) This table does not include seven multi-tenant properties and six vacant, unleased single-tenant properties owned by the Company. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

The following table sets forth certain state-by-state information regarding Realty Income's property portfolio as of April 1, 1999.

                                                Annualized
                                   Approximate   Rent (1)   Percent of
              Number of   Percent   Leasable    (in thou-   Annualized
State         Properties  Leased   Square Feet    sands)       Rent
------------  ----------  -------  -----------  ----------  ----------
Alabama              9      100%       63,300    $   609       0.6%
Arizona             31       99       211,800      3,003       2.9
Arkansas             5      100        36,700        614       0.6
California          62       95     1,096,100     13,622      13.1
Colorado            42      100       250,700      3,477       3.4
Connecticut         10      100       223,800      2,976       2.9
Delaware             1      100         5,400         72       0.1
Florida             74       99       753,900      8,369       8.1
Georgia             49      100       306,400      4,393       4.2
Idaho               12      100        58,500        789       0.8
Illinois            30      100       209,000      2,707       2.6
Indiana             29      100       170,400      2,155       2.1
Iowa                10      100        67,900        688       0.7
Kansas              22      100       231,000      2,469       2.4
Kentucky            13      100        43,500      1,087       1.0
Louisiana            5      100        39,600        509       0.5
Maryland             8      100        48,300        698       0.7
Massachusetts        8      100        57,500      1,059       1.0
Michigan            11      100        73,700      1,005       1.0
Minnesota           24      100       244,700      2,501       2.4
Mississippi         15      100       148,500      1,139       1.1
Missouri            31      100       184,300      2,336       2.2
Montana              2      100        30,000        276       0.3
Nebraska            10      100        98,700      1,228       1.2
Nevada               7      100        86,400      1,277       1.2
New Hampshire        1      100         6,400        147       0.1
New Jersey           3      100        39,800        359       0.3

(continued on the next page)

(continued)

                                                Annualized
                                   Approximate   Rent (1)   Percent of
              Number of   Percent   Leasable    (in thou-   Annualized
State         Properties  Leased   Square Feet    sands)       Rent
------------  ----------  -------  -----------  ----------  ----------

New Mexico           5      100        46,000        350       0.3
New York            18       94       223,100      4,168       4.0
North Carolina      32      100       171,400      2,913       2.8
North Dakota         1      100        22,000         65       0.1
Ohio                66      100       331,200      5,351       5.2
Oklahoma            17      100       102,600      1,303       1.3
Oregon              17      100        92,400      1,114       1.1
Pennsylvania        22      100       161,600      2,187       2.1
South Carolina      23      100        93,000      1,564       1.5
South Dakota         1      100         6,100         95       0.1
Tennessee           24       96       214,400      2,546       2.4
Texas              149       99     1,210,700     12,752      12.3
Utah                 9      100        58,200        811       0.8
Virginia            29      100       133,200      2,806       2.7
Washington          43      100       252,600      3,464       3.3
West Virginia        2      100        16,800        147       0.1
Wisconsin           18      100       167,300      2,153       2.1
Wyoming              4      100        20,100        269       0.3
--------------  --------  -------  -----------  ----------  ---------
Totals/Average   1,004       99%    8,109,000   $103,622     100.0%
==============  ========  =======  ===========  ==========  =========

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of April 1, 1999 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The table on the next page sets forth certain information regarding the properties owned by Realty Income as of April 1, 1999, classified according to the retail business types and the level of services they provide (dollars in thousands).

                                                          Percent of
                                Number of    Annualized   Annualized
Industry                        Properties    Rent (1)       Rent
--------                        ----------   ----------   ----------
TENANTS SELLING GOODS
---------------------
Apparel Stores                        5      $  3,927         3.8%
Automotive Parts                     81         4,705         4.5
Book Stores                           1           450         0.4
Consumer Electronics                 37         4,431         4.3
Craft and Novelty                     2           425         0.4
Drug Stores                           1           235         0.2
General Merchandise                  11           687         0.7
Grocery Stores                        2           789         0.8
Home Furnishings                     35         6,872         6.6
Home Improvement                     12         1,333         1.3
Office Supplies                       8         2,476         2.4
Pet Supplies                          2           455         0.4
Shoe Stores                           3           890         0.9
                               ----------    ----------   ----------
                                    200        27,675        26.7
                               ----------    ----------   ----------
TENANTS SELLING GOODS AND SERVICES
----------------------------------
Automotive Parts                     55         4,645         4.5
Business Services                     1           120         0.1
Convenience Stores                   61         5,429         5.2
Home Improvement                     21         2,726         2.6
Pet Supplies and Services             6         1,082         1.1
Restaurants                         175        14,170        13.7
Video Rental                         35         4,501         4.3
                               ----------    ----------   ----------
                                    354        32,673        31.5
                               ----------    ----------   ----------
TENANTS PROVIDING SERVICES
--------------------------
Automotive Service                  105         7,176         6.9
Child Care                          324        26,311        25.4
Entertainment                         2           940         0.9
Health and Fitness                    2         1,202         1.2
Private Education                     5         1,497         1.5
Other                                12         6,148         5.9
                               ----------    ----------   ----------
                                    450        43,274        41.8
                               ----------    ----------   ----------
TOTALS                            1,004      $103,622       100.0%
                               ==========    ==========   ==========

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of April 1, 1999 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.


THE YEAR 2000 ISSUE
===================

Some computer programs identify a year by using only two digits instead of four. This method of identification could cause these programs to fail or create erroneous results in the year 2000. This situation has been referred to generally as the Year 2000 issue.

The first essential component of our Year 2000 assessment program was to determine if our internal mission-critical computer systems were compliant. We have completed a review of our software and hardware and determined (through a combination of internal testing and vendor representations that their products have been tested and are compliant) that all internal mission-critical systems (those systems that are necessary to conduct our business activities) are Year 2000 compliant. We have also reviewed our non-mission critical software and hardware and have identified a few third-party products that are not Year 2000 compliant. We have scheduled upgrades or replacement of these non-compliant products before the end of the third quarter of 1999. We believe that the total cost of remediation associated with our corporate level computer systems will be less than $30,000, of which less than $20,000 is anticipated to be spent during 1999. We anticipate that we will complete remediation of our internal computer systems before the end of the third quarter of 1999.

The second essential component of our Year 2000 assessment program was to ensure that our significant tenants are assessed for Year 2000 compliance. We had discussions with our significant tenants in order to assess their readiness for the Year 2000 issue. Through April 30, 1999, tenants representing approximately 95% of our revenue have confirmed that they are Year 2000 compliant or anticipate being compliant by the end of the third quarter of 1999. Due to the nature of the tenants' businesses, we do not believe the Year 2000 issue will materially impact the tenants' ability to pay rent. However, the failure of one or more tenants as a result of the Year 2000 issue could have a material adverse effect on our results of operations or financial position.

The third component of our Year 2000 assessment program was to ensure that our mission-critical vendors are assessed for Year 2000 compliance. We have had discussions with these significant vendors in order to assess their ability to successfully resolve the Year 2000 issue. As of April 30, 1999, 100% of our mission-critical vendors have confirmed that they are Year 2000 compliant or anticipate being compliant by the end of the third quarter of 1999. Our transfer agent has advised us it is Year 2000 compliant.

While we are continually reviewing the Year 2000 preparedness of our key tenants and vendors, we rely on their representations and can not be assured that all of their computer systems will be Year 2000 compliant. It is possible that relevant information has not been made available for our assessment, or that potential solutions will not be within our control.

We continue to evaluate the Year 2000 issue, which includes the determination of whether or not to implement a contingency plan. We have completed our assessment program and we are currently in the implementation and replacement stage of our remediation program.
Though we do not expect the Year 2000 issue to have a material adverse effect on our results of operations or financial position, there can be no assurances of that position.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
====================================================================

We are exposed to interest rate changes primarily as a result of our credit facility and long-term debt used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives we borrow primarily at fixed rates and may selectively enter into derivative financial instruments such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in table in millions).

                         Expected Maturity Data
                         ----------------------
                                      There-               Fair
                            2001      after      Total     Value (2)
                            ----      ------    ------     ---------
Fixed rate debt              --      $230.0(1)  $230.0     $221.6
Average interest rate                  7.99%      7.99%
Variable rate debt         $103.9       --      $103.9     $103.9
Average interest rate        5.86%      --        5.86%

[FN]
(1) $110 million matures in 2007, $100 million matures in 2008 and $20 million matures in 2009.

(2) The fair value of the fixed rate debt is based upon the closing market price per each note at March 31, 1999. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

As the table incorporates only those exposures that exist as of March 31, 1999, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.


PART II.  OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     A.  Exhibits:

Exhibit No.   Description
===========   ===========
   3.1        Articles of Incorporation of the Company (filed as
              Appendix B to the Company's Proxy Statement dated
              March 28, 1997 ("1997 Proxy Statement") and incorporated herein by reference).

   3.2        Articles Supplementary of the Class A Junior
              Participating Preferred Stock of Realty Income
              Corporation (filed as exhibit A of exhibit 1 to Realty Income's registration statement on Form 8-A, dated
              June 26, 1998, and incorporated herein by reference).

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

   4.4 Rights Agreement, dated as of June 25, 1998, between Realty Income Corporation and The Bank of New York (filed as an exhibit 1 to the Company's registration statement on Form 8-A, dated June 26, 1998, and incorporated herein by reference).

   4.5 Pricing Committee Resolutions (filed as an exhibit 4.2 to Realty Income's Form 8-K, dated October 27, 1998 and incorporated herein by reference).

   4.6 Form of 8.25% Notes due 2008 (filed as an exhibit 4.3 to Realty Income's Form 8-K, dated October 27, 1998 and incorporated herein by reference).

   4.7 Form of Indenture dated as of October 28, 1998 between Realty Income and The Bank of New York (filed as exhibit
              4.1 to Realty Income's Form 8-K, dated October 27, 1998 and incorporated herein by reference).

   4.8 Pricing Committee Resolutions and Form of 8% Notes due 2009 (filed as exhibit 4.2 to Realty Income's Form 8-K, dated January 21, 1999 and incorporated herein by reference).

   27         Financial Data Schedule, filed herein

    B. One report on Form 8-K was filed by registrant during the quarter for which this report is filed.

        A report on Form 8-K dated January 21, 1999 was filed on January 22, 1999 reporting the issuance of $20 million principal amount of 8.0% notes due January 15, 2009.




SIGNATURE
==========

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            REALTY INCOME CORPORATION



(Signature and Title)       /s/ GARY M. MALINO
Date: May 12, 1999          -------------------------------------
                            Gary M. Malino, Senior Vice President
                            Chief Financial Officer (Principal
                            Financial and Accounting Officer)




EXHIBIT INDEX
[S]             [C]                                          [C]
Exhibit No.     Description                                  Page
===========     ===========                                  ====


    27          Financial Data Schedule ...................   31

[ARTICLE]5
[LEGEND]
This Schedule contains summary financial information extracted from the registrant's Balance Sheet as of March 31, 1999 and Income
Statement for the three months ended March 31, 1999 and is qualified in its entirety by reference to such financial statements.

[MULTIPLIER]1
[PERIOD-TYPE]                                              3-MOS
[FISCAL-YEAR-END]                                    DEC-31-1999
[PERIOD-END]                                         MAR-31-1999
[CASH]                                                 5,694,000
[SECURITIES]                                                   0
[RECEIVABLES]                                          2,064,000
[ALLOWANCES]                                                   0
[INVENTORY]                                                    0
[CURRENT-ASSETS] <F1>                                          0
[PP&E]                                               930,782,000
[DEPRECIATION]                                      (177,367,000)
[TOTAL-ASSETS]                                       796,539,000
[CURRENT-LIABILITIES] <F1>                                     0
[BONDS]                                              333,900,000
[COMMON]                                              26,822,000
[PREFERRED-MANDATORY]                                          0
[PREFERRED]                                                    0
[OTHER-SE]                                           419,699,000
[TOTAL-LIABILITY-AND-EQUITY]                         796,539,000
[SALES]                                                        0
[TOTAL-REVENUES]                                      23,986,000
[CGS]                                                          0
[TOTAL-COSTS]                                                  0
[OTHER-EXPENSES]                                       8,177,000
[LOSS-PROVISION]                                               0
[INTEREST-EXPENSE]                                     5,880,000
[INCOME-PRETAX]                                        9,929,000
[INCOME-TAX]                                                   0
[INCOME-CONTINUING]                                    9,929,000
[DISCONTINUED]                                                 0
[EXTRAORDINARY]                                                0
[CHANGES]                                                      0
[NET-INCOME]                                           9,929,000
[EPS-PRIMARY]                                               0.37
[EPS-DILUTED]                                               0.37
[FN]
    Current assets and current liabilities are not applicable to the Company under current industry standards.