Form 10-Q
period 1999-06-30
REALTY INCOME CORP
filed 1999-08-06
CIK 726728

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                            FORM 10-Q
                            =========

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1999, or
                                       =================

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

                       YES [X]     NO [ ]

There were 26,822,269 shares of common stock outstanding as of August 6, 1999.


                    REALTY INCOME CORPORATION

                            Form 10-Q
                          June 30, 1999

                        Table of Contents
                        -----------------

PART I.  FINANCIAL INFORMATION                               Page
==============================                               ----
Item 1:  Financial Statements

         Consolidated Balance Sheets........................   3
         Consolidated Statements of Income..................   5
         Consolidated Statements of Cash Flows..............   6
         Notes to Consolidated Financial Statements.........   8

Item 2:  Management's Discussion and Analysis Of
         Financial Condition and Results Of Operations......  12

Item 3:  Quantitative and Qualitative Disclosures About
         Market Risk........................................  31


PART II. OTHER INFORMATION
==========================

Item 4:  Submission of Matters to a Vote of
         Security Holders...................................  32

Item 6:  Exhibits and Reports on Form 8-K...................  33

SIGNATURE...................................................  35

EXHIBIT INDEX...............................................  35














                                                           Page 2

PART I.  FINANCIAL INFORMATION
==============================

ITEM 1.  FINANCIAL STATEMENTS


           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
            As of June 30, 1999 and December 31, 1998
          (dollars in thousands, except per share data)

                                           1999          1998
                                       (Unaudited)
                                       ===========     =========
ASSETS
Real estate, at cost:
  Land                                   $ 323,542     $ 283,043
  Buildings and improvements               655,430       606,792
                                         ---------     ---------
                                           978,972       889,835
  Less - accumulated depreciation
    and amortization                      (183,325)     (171,555)
                                         ---------     ---------
    Net real estate                        795,647       718,280

Cash and cash equivalents                   16,818         2,533
Accounts receivable                          2,320         2,973
Goodwill, net                               19,515        19,977
Other assets                                15,166        15,471
                                         ---------     ---------
    Total assets                         $ 849,466     $ 759,234
                                         =========     =========















Continued on next page

                                                           Page 3

(continued)


           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
            As of June 30, 1999 and December 31, 1998
          (dollars in thousands, except per share data)


                                           1999          1998
                                       (Unaudited)
                                       ===========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                    $   4,694     $   4,559
Accounts payable and accrued expenses        9,242         4,036
Other liabilities                            3,296         5,630
Line of credit payable                      93,300        84,800
Notes payable                              230,000       210,000
                                         ---------     ---------
    Total liabilities                      340,532       309,025
                                         ---------     ---------

Stockholders' equity
Preferred stock, par value
  $1.00 per share, 20,000,000 shares
  authorized, 2,760,000 shares issued
  and outstanding                            2,760            --
Common stock, par value $1.00 per
  share, 100,000,000 shares
  authorized, 26,822,447 and 26,817,103
  shares issued and outstanding in
  1999 and 1998, respectively               26,822        26,817
Paid in capital in excess of par value     673,596       609,669
Distributions in excess of net income     (194,244)     (186,277)
                                         ---------     ---------
    Total stockholders' equity             508,934       450,209
                                         ---------     ---------
    Total liabilities and
      stockholders' equity               $ 849,466     $ 759,234
                                         =========     =========





   The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                           Page 4

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements Of Income
                =================================
   For the three and six months ended June 30, 1999 and 1998
        (dollars in thousands, except per share amounts)
                           (Unaudited)

                       Three       Three        Six         Six
                       Months      Months      Months      Months
                       Ended       Ended       Ended       Ended
                      6/30/99     6/30/98     6/30/99     6/30/98
                     ========    ========    ========    ========
REVENUE
Rental               $ 24,864    $ 20,343    $ 48,812    $ 39,511
Interest and other         38          24          76          78
                     --------    --------    --------    --------
                       24,902      20,367      48,888      39,589
                     --------    --------    --------    --------
EXPENSES
Depreciation and
  amortization          6,237       5,369      12,327      10,453
Interest                6,045       2,864      11,925       5,355
General and
  administrative        1,755       1,711       3,401       3,176
Property                  437         426         878         899
                     --------    --------    --------    --------
                       14,474      10,370      28,531      19,883
                     --------    --------    --------    --------
Income from operations 10,428       9,997      20,357      19,706
Gain on sales of
  properties               --         311          --         526
                     --------    --------    --------    --------
Net income             10,428      10,308      20,357      20,232
Preferred stock
  dividends              (629)         --        (629)         --
                     --------    --------    --------    --------
Net income available
  to common
  stockholders       $  9,799    $ 10,308    $ 19,728    $ 20,232
                     ========    ========    ========    ========

Basic and diluted
  net income per
  common share       $   0.37    $   0.38    $   0.74    $   0.77
                     ========    ========    ========    ========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
         For the six months ended June 30, 1999 and 1998
                     (dollars in thousands)
                           (Unaudited)

                                            1999          1998
                                         =========     =========
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                               $  20,357     $  20,232
Adjustments to net income:
  Depreciation and amortization             12,327        10,453
  Gain on sales of properties                   --          (526)
  Change in assets and liabilities:
    Accounts receivable and
      other assets                           1,497         1,655
    Accounts payable, accrued
      expenses and other liabilities           385           207
                                         ---------     ---------
    Net cash provided by
      operating activities                  34,566        32,021
                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of properties               --         2,770
Acquisition of and additions
  to properties                            (84,936)     (102,014)
Payment of other liabilities               ( 1,713)           --
                                         ---------     ---------
    Net cash used in
      investing activities                 (86,649)      (99,244)
                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit             114,300       111,300
Payments under line of credit             (105,800)      (46,000)
Distributions to common
  stockholders                             (27,560)      (25,545)
Distributions to preferred
  stockholders                                (629)           --
Proceeds from notes issued,
  net of costs of $501                      19,499            --
Proceeds from stock offerings,
  net of offering costs of $2,441 and
  $109 in 1999 and 1998, respectively       66,558        28,392
Proceeds from other stock issuances             --            69
                                         ---------     ---------
    Net cash provided by
      financing activities                  66,368        68,216
                                         ---------     ---------
Continued on next page
                                                           Page 6

(continued)


           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
         For the six months ended June 30, 1999 and 1998
                     (dollars in thousands)
                           (Unaudited)


                                            1999          1998
                                         =========     =========

Net increase in cash and
  cash equivalents                          14,285           993
Cash and cash equivalents,
  beginning of period                        2,533         2,123
                                         ---------     ---------
Cash and cash equivalents,
  end of period                          $  16,818     $   3,116
                                         =========     =========

For supplemental disclosures, see note 8.
























   The accompanying notes to consolidated financial statements are an integral part of these statements.

              REALTY INCOME CORPORATION AND SUBSIDIARIES
              Notes To Consolidated Financial Statements
              ==========================================
                             June 30, 1999
                             (Unaudited)
1.  Management Statement

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

2.  Property Acquisitions

During the first six months of 1999, we invested $88.9 million in 66 new retail properties and properties under development with an initial aggregate contractual lease rate of 10.4%. These 66 properties are located in 23 states and will contain approximately 623,100 leasable square feet and are 100% leased, with an average initial lease term of
15.7 years.

During the first six months of 1998, we invested $102.0 million in 66 new retail properties and properties under development with an initial aggregate contractual lease rate of 10.3%. These 66 properties are located in 29 states and contain approximately 657,300 leasable square feet and are 100% leased, with an average initial lease term of 14.8 years.

3.  Distributions Paid and Payable

Realty Income pays distributions monthly. The following is a summary of the monthly cash distributions per common share for the six months ended June 30, 1999 and 1998. As of June 30, 1999, a distribution of $0.1750 per common share was declared and was paid on July 15, 1999.

             Month                    1999             1998
             --------               --------         --------
             January                $ 0.1700         $ 0.1600
             February                 0.1700           0.1600
             March                    0.1700           0.1600
             April                    0.1725           0.1625
             May                      0.1725           0.1625
             June                     0.1725           0.1625
             --------               --------         --------
             Total                  $ 1.0275         $ 0.9675
             ========               ========         ========
                                                           Page 8

In May 1999, we issued 2,760,000 shares of 9 3/8% class B cumulative redeemable preferred stock. On June 30, 1999, dividends of $629,000 were paid on these preferred shares. Dividends are paid quarterly in arrears.

4.  Gain on Sales of Properties

For the six months ended June 30, 1999, no properties were sold. For the six months ended June 30, 1998, we sold five properties (two childcare centers, one multi-tenant location and two restaurants) for $2.8 million and recognized a gain of $526,000.

For the three months ended June 30, 1998, we sold two properties (one childcare center and one restaurant) for $822,000 and recognized a gain of $311,000.

5.  Net Income per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per share is computed by dividing the amount of net income available to common stockholders for the period by each share that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period.

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation, for the three and six months ended June 30, 1999 and 1998 (net income was available to common stockholders for all periods presented):

                                          Three          Three
                                          Months         Months
                                          Ended          Ended
                                         6/30/99        6/30/98
                                        ----------     ----------
Weighted average shares used for
  the basic net income computation      26,822,370     26,836,730
Incremental shares from the assumed
   exercise of stock options                 4,968          8,361
                                        ----------     ----------
Adjusted weighted average shares
  used for diluted net income
  computation                           26,827,338     26,845,091
                                       ===========     ==========





5.  Net Income per Share (continued)
                                           Six           Six
                                          Months        Months
                                          Ended         Ended
                                         6/30/99       6/30/98
                                        ----------    ----------
Weighted average shares used for
  the basic net income computation      26,822,376    26,434,892
Incremental shares from the assumed
   exercise of stock options                 3,915         7,627
                                        ----------    ----------
Adjusted weighted average shares
  used for diluted net income
  computation                           26,826,291    26,442,519
                                        ==========    ==========

For the three and six months ended June 30, 1999, stock options of 168,047 and 186,181, respectively, were anti-dilutive and have been excluded from the incremental shares from the assumed conversion of stock options. No stock options were anti-dilutive for the three and six months ended June 30, 1998.

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

7.  Preferred Stock Offerings

A. In May 1999, we issued 2,760,000 shares of 9 3/8% class B cumulative redeemable preferred stock at a price of $25.00 per share. The net proceeds of $66.6 million were used to repay borrowings under the credit facility.

B. In July 1999, we issued 1,380,000 shares of 9 1/2% class C cumulative redeemable preferred stock at a price of $25.00 per share. The net proceeds of $33.2 million were used to repay borrowings under the credit facility.

8.  Supplemental Disclosure of Cash Flow Information

Interest paid during the first six months of 1999 and 1998 was $10.4 million and $4.7 million, respectively.

In the first six months of 1999 and 1998, interest of $638,000 and $234,000, respectively, was capitalized to properties under development. For the three months ended June 30, 1999 and 1998, interest of $344,000 and $154,000, respectively, was so capitalized.
                                                           Page 10

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

In 1999, the investment in properties resulted in an increase in buildings and other liabilities of $4.2 million.

9. Segment Information

We evaluate performance and make resource allocation decisions on a property by property basis. For financial reporting purposes, we have grouped our operating segments into eight reportable segments. Our segments combine properties into groups based upon the business of the tenants. All of the properties have been acquired separately and are incorporated into one of the applicable segments. Revenue is the only components of segment profit and loss we measure. Since our revenue is primarily from net leases, expenditures for additions to long-lived assets were to acquire additional properties.

The following tables set forth certain information as of June 30, 1999 (for the dates or periods presented below) regarding the properties owned by us classified according to the business of the respective tenants (dollars in thousands):

                               Three      Three       Six        Six
                               Months     Months     Months     Months
                               Ended      Ended      Ended      Ended
Revenue for the:              6/30/99    6/30/98    6/30/99    6/30/98
                              -------    -------    -------    -------
Segment rental revenue:
  Automotive parts            $ 2,108    $ 1,309    $ 4,182    $ 2,867
  Automotive service            1,784      1,575      3,414      2,954
  Child care                    6,228      5,973     12,402     11,920
  Consumer electronics          1,148      1,149      2,297      2,320
  Convenience stores            1,519      1,291      2,886      2,401
  Home furnishings              1,734      1,633      3,436      2,752
  Restaurants                   3,410      3,434      6,838      6,803
  Video rental                  1,115        726      2,187      1,367
  Other non-reportable
    segments                    5,818      3,253     11,170      6,127
Reconciling items - Interest
  and other revenue                38         24         76         78
                              -------    -------    -------    -------
Total revenue                 $24,902    $20,367    $48,888    $39,589
                              =======    =======    =======    =======






9. Segment Information (continued)

                                              Assets
                                       ---------------------
                                       June 30,   December 31,
As of:                                   1999         1998
                                       --------     --------
Segment net real estate:
  Automotive parts                     $ 74,128     $ 65,847
  Automotive service                     51,733       46,731
  Child care                            148,839      138,875
  Consumer electronics                   39,845       40,447
  Convenience stores                     52,765       43,986
  Home furnishings                       71,991       71,366
  Restaurants                            87,987       87,682
  Video Rental                           41,222       39,650
  Other non-reportable segments         227,137      183,696
                                        -------      -------
  Total segment net real estate         795,647      718,280
Reconciling items                        53,819       40,954
                                       --------     --------
Total assets                           $849,466     $759,234
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

Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. In particular, among the factors that could cause actual results to differ materially are:

    - The continued qualification as a real estate investment trust;
    - General business and economic conditions;
    - Competition;
    - Interest rates;
    - Accessibility of debt and equity capital markets; and
    - Other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled "Business" and "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, the forward-looking events discussed in this Quarterly Report might not occur.


GENERAL
-------

Realty Income Corporation, a Maryland corporation ("Realty Income", the "Company", "our" or "we") was organized to operate as an equity real estate investment trust ("REIT"). We are a fully integrated, self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. As of June 30, 1999, we owned a diversified portfolio of 1,036 retail properties located in 45 states with over 8.4 million square feet of leasable space. Of the 1,036 properties in the portfolio, 1,029 are single-tenant retail properties with the remainder being multi-tenant properties. As of June 30, 1999, 1,021, or 99.2%, of the 1,029 single-tenant properties were leased with an average remaining lease term (excluding extension options) of approximately 8.7 years.

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

Our acquisition of additional properties adheres to a focused strategy of acquiring primarily:
     -  Freestanding, single-tenant, retail properties;
     -  Properties leased to regional and national retail chains; and
     -  Properties under long-term, net lease agreements.

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

Since 1970 and through December 31, 1998, Realty Income has acquired and leased back to regional and national retail chains 944 properties (including 34 properties that have been sold) and has collected in excess of 98% of the original contractual rent obligations on those properties. We believe that within this market we can achieve an attractive risk-adjusted return on the financing that we provide to retailers.

RECENT DEVELOPMENTS
-------------------

ACQUISITION OF 66 PROPERTIES DURING THE FIRST SIX MONTHS OF 1999. During the first six months of 1999, we continued implementing our growth plan, which is intended to increase our funds from operations per share. As part of our plan, we acquired 66 additional properties (the "1999 Properties") increasing the number of properties in the portfolio by 6.8% to 1,036 properties at June 30, 1999 from 970 properties at December 31, 1998. During the first six months of 1999, we continued to diversify our portfolio with the addition of one new industry segment, Entertainment, and seven new retail chains. As of June 30, 1999, our portfolio of 1,036 properties consists of 72 separate retail chains doing business in 22 separate retail segments.

During the first six months of 1999, we invested $88.9 million in the 1999 Properties and properties under development (including accrued development costs of $5.5 million at June 30, 1999 and excluding estimated unfunded development costs on properties under construction at June 30, 1999 of $33.0 million). We also paid $185,000 for lease commissions and $100,000 for building improvements on existing properties in our portfolio. The weighted average annual unleveraged return on the $88.9 million invested in the first six months of 1999 is estimated to be 10.4%, computed as estimated contractual net operating income (which in the case of a net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs of each property. Since it is possible that a tenant could default on the payment of contractual rent, no assurance can be given that the actual return on the funds invested will not differ from the foregoing percentage.

The 1999 Properties are leased to 17 separate tenants operating in 14 different retail industries. The 1999 Properties are located in 23 states, will contain approximately 623,100 leasable square feet and are 100% leased under net leases, with an average initial lease term of 15.7 years. Of the 1999 Properties, 45 were occupied as of August 2, 1999 and the remaining properties were pre-leased and under construction, pursuant to contracts under which the tenants have agreed to develop the properties (with development costs funded by Realty Income) and to begin paying rent when the premises open for business.

INCREASE IN MONTHLY DISTRIBUTION. In January, April and July 1999, the monthly distributions were increased $0.0025 to $0.17, $0.1725 and $0.175 per share, respectively. Realty Income continues its policy of paying distributions monthly. During the first six months of 1999, we paid three distributions of $0.17 per share and three distributions of $0.1725 per share, totaling $1.0275 per share. During the first six months of 1998, the Company paid three distributions of $0.16 per share and three distributions of $0.1625 per share, totaling $0.9675 per share. In June and July 1999, we declared distributions of $0.175 per share, which were paid on July 15, 1999 and payable on August 16,
                                                           Page 15

1999, respectively. The monthly distribution of $0.175 per share represents a current annualized distribution of $2.10 per share, and an annualized distribution yield of approximately 8.8% based on the last reported sale price of the Company's Common Stock on the NYSE of $24.00 on July 30, 1999. Although we expect to continue our policy of paying monthly distributions, there can be no assurance that the current level of distributions will be maintained by the Company or as to the actual distribution yield for any future period.

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

PREFERRED STOCK OFFERINGS. In May 1999, we issued 2,760,000 shares of 9 3/8% class B cumulative redeemable preferred stock ("Class B Preferred Stock") at a price of $25.00 per share. The Class B Preferred Stock trades on the New York Stock Exchange ("NYSE") under the symbol OPrB. The cusip number of the Class B Preferred Stock is 756109-302. Dividends on the Class B Preferred Stock shall be payable quarterly in arrears. The net proceeds of $66.6 million were used to repay borrowings under the credit facility.

In July 1999, we issued 1,380,000 shares of 9 1/2% class C cumulative redeemable preferred stock ("Class C Preferred Stock") at a price of $25.00 per share. We have applied to list the Class C Preferred Stock on the NYSE under the symbol OPrC. The cusip number of the Class C Preferred Stock is 756109-500. Dividends on the Class C Preferred Stock shall be payable monthly in arrears. The net proceeds of $33.2 million were used to repay borrowings under the credit facility.


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

Realty Income had 49 employees as of August 5, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and Cash Equivalents

Realty Income is organized for the purpose of operating as an equity REIT which acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At June 30, 1999, Realty Income had cash and cash equivalents totaling $16.8 million.

We believe that our cash and cash equivalents on hand, cash provided by operating activities and borrowing capacity are sufficient to meet our liquidity needs for the foreseeable future. However, we intend to utilize additional sources of capital to fund property acquisitions and to repay our acquisition credit facility.

Capital Funding

Realty Income has a $170 million, three-year revolving, unsecured acquisition credit facility of which, $52 million expires in December 2000 and $118 million expires in December 2001. The credit facility currently bears interest at 0.85% over the London Interbank Offered Rate ("LIBOR") and offers us other interest rate options. As of August 5, 1999, $73.3 million of borrowing capacity was available to us under the acquisition credit facility. At that time, the outstanding balance was $96.7 million with an effective interest rate of 6.05%. This credit facility has been and is expected to be used to acquire additional retail properties leased to regional and national retail chains under long-term lease agreements. Any additional borrowings will increase our exposure to interest rate risk.

We expect to meet our long-term capital needs for the acquisition of properties through the issuance of public or private debt or equity. In June 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $409.2 million in value of common stock, preferred stock and/or debt securities. Through August 5, 1999, $34.5 million in value of common stock, preferred stock and debt securities has been issued under the universal shelf registration statement.

We received investment grade corporate credit ratings on our senior unsecured debt from Duff & Phelps Rating Company, Moody's Investor Service, Inc., and Standard & Poor's Rating Group in December 1996. Currently, Duff & Phelps has assigned a rating of BBB, Moody's has assigned a rating of Baa3, and Standard & Poor's has assigned a rating of BBB- to our senior debt. These ratings could change based upon, among other things, our results of operations and financial condition.

We have also received credit ratings from the same rating agentcies on our preferred stock. Duff & Phelps Rating Company has assigned a rating of BBB-, Moody's Investor Service, Inc. has assigned a rating of Ba1, and Standard & Poor's Rating Group has assigned a rating of BB+. These ratings could change based upon, among other things, our results of operations and financial condition.

Distributions

Realty Income pays distributions monthly to its common stockholders. Cash distributions paid to common stockholders during the first six months of 1999 and 1998 were $27.6 million and $25.5 million, respectively. During the first six months of 1999, cash distributions paid to preferred stockholders was $629,000.


FUNDS FROM OPERATIONS ("FFO")
-----------------------------

For the second quarter of 1999, FFO increased by $688,000 or 4.5% to $16.0 million versus $15.3 million during the second quarter of 1998.

The following is a reconciliation of net income to FFO, and information regarding distributions paid and diluted weighted average number of common shares outstanding for the second quarter of 1999 and 1998 (dollars in thousands):

                                          1999           1998
                                        --------       --------
Net income                            $   10,428     $   10,308
Plus depreciation and amortization         6,237          5,369
Less:
  Preferred stock dividends                 (629)            --
  Depreciation of furniture,
    fixtures and equipment and
    amortization of organization costs       (22)           (40)
  Gain on sales of properties                 --           (311)
                                        --------       --------
Total Funds From Operations           $   16,014     $   15,326
                                        ========       ========

Distributions paid to:
  common stockholders                 $   13,881     $   13,083
FFO in excess of distributions        $    2,133     $    2,243
Diluted weighted average number
  of common shares outstanding        26,827,338     26,845,091

For the first six months of 1999, FFO increased by $1.9 million or 6.3% to $32.0 million versus $30.1 million during the same period of 1998.

The following is a reconciliation of net income to FFO, and information regarding distributions paid and diluted weighted average number of common shares outstanding for the first six months of 1999 and 1998 (dollars in thousands):

                                           1999          1998
                                         --------      --------
Net income                            $   20,357     $   20,232
Plus depreciation and amortization        12,327         10,453
Less:
  Preferred stock dividends                 (629)            --
  Depreciation of furniture,
    fixtures and equipment and
    amortization of organization costs       (43)           (79)
  Gain on sales of properties                 --           (526)
                                        --------       --------
Total Funds From Operations           $   32,012      $  30,080
                                        ========       ========

Distributions paid to:
  common stockholders                 $   27,560      $  25,545
FFO in excess of distributions        $    4,452      $   4,535
Diluted weighted average number
  of common shares outstanding        26,826,291     26,442,519

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

FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of Realty Income's performance or to cash flows from operating, investing, and financing activities as a measure of liquidity or ability to make cash distributions or to pay debt service.
                                                           Page 19

RESULTS OF OPERATIONS
---------------------

The following is a comparison of our results of operations for the three and six months ended June 30, 1999 to the three and six months ended June 30, 1998.

Rental revenue was $24.9 million for the second quarter of 1999 versus $20.3 million for the comparable quarter of 1998, an increase of 22.7% or $4.6 million. The increase in rental revenue was primarily due to the acquisition of 66 properties during the first six months of 1999 and 149 properties during 1998 (the "New Properties"). Of the $4.6 million increase in rental revenue, $4.4 million was attributable to revenue from New Properties. The New Properties generated revenue of $5.8 million in the second quarter of 1999 compared to $1.4 million in the second quarter of 1998.

Rental revenue was $48.8 million for the first six months of 1999 versus $39.5 million for the comparable period of 1998, an increase of 23.5% or $9.3 million. The increase in rental revenue was primarily due to the acquisition of the New Properties. "). Of the $9.3 million increase in rental revenue, $9.0 million was attributable to revenue from New Properties. The New Properties generated revenue of $10.6 million in the first six months of 1999 compared to $1.6 million in the comparable period of 1998, an increase of $9.0 million.

Of the 1,036 properties in the portfolio as of June 30, 1999, 1,029 are single-tenant properties with the remaining properties being multi-tenant properties. Of the 1,029 single-tenant properties, 1,021, or 99.2%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.7 years. Of our 1,021 leased single-tenant properties, 1,013 or 99.2% were under leases that provide for increases in rents through:
    - Base rent increases tied to a consumer price index with adjustment ceilings;
    - Overage rent based on a percentage of the tenants' gross sales; or
    - Fixed increases.

Some leases contain more than one of these clauses. Percentage rent, which is included in rental revenue, was $106,000 during the second quarter of 1999 and 1998. Same store rents generated on 801 leased properties owned during all of both the second quarter of 1999 and 1998 increased by $193,000 or 1.0%, to $18.60 million from $18.41 million. Same store rents generated on the same 801 leased properties owned during all of both the first six months of 1999 and 1998 increased by $449,000 or 1.2%, to $37.36 million from $36.91 million.

Approximately 58% of our annualized rental revenue is attributable to properties that were acquired over the last four and a half years. A majority of the leases on these acquisitions provide for rent increases after the fifth year of the lease. We anticipate rental increases on some of these acquisitions to start in the second half of the year 2000.

At June 30, 1999, 1,028 or 99.2% of the 1,036 properties in the portfolio were under lease agreements with third party tenants. At June 30, 1999, we had eight properties that were not under lease, as compared to five at December 31, 1998 and three at June 30, 1998.

Depreciation and amortization was $6.2 million in the second quarter of 1999 versus $5.4 million in the second quarter of 1998. Depreciation and amortization was $12.3 million in the first six months of 1999 versus $10.5 million in the first six months of 1998. The increase in 1999 was primarily due to depreciation of the New Properties.

Interest expense in the second quarter of 1999 increased by $3.2 million to $6.05 million, as compared to $2.86 million in the second quarter of 1998. Interest expense was higher in second quarter of 1999 than in the second quarter of 1998 due to an increase in the average balances outstanding.

The following is a summary of the five components of interest expense for the second quarter of 1999 and 1998 (dollars in thousands):
                                      1999        1998      Net Change
                                    -------     -------     ----------
Interest on outstanding
  loans and notes                  $  5,928    $  2,894      $  3,034
Amortization of settlements
  on treasury lock agreements           189         (29)          218
Credit facility commitment fees          65          57             8
Amortization of credit facility
  origination costs and deferred
  bond financing costs                  207          96           111
Interest capitalized                   (344)       (154)         (190)
                                   --------    --------      --------
Interest expense                   $  6,045    $  2,864      $  3,181
                                   ========    ========      ========

Credit facility and notes outstanding (dollars in thousands)
------------------------------------------------------------

Three months ended June 30,           1999        1998      Net Change
                                    -------     -------     ----------
Average outstanding balances       $321,660    $157,188      $164,472
Average interest rates                 7.39%       7.38%

Interest expense in the first six months of 1999 increased by $6.6 million to $11.93 million, as compared to $5.36 million in the first six months of 1998. Interest expense was higher in 1999 than in 1998 due to an increase in the average balances outstanding, which was partially offset by lower average interest rates.

The following is a summary of the five components of interest expense for the first six months of 1999 and 1998 (dollars in thousands):

                                      1999        1998      Net Change
                                    -------     -------     ----------
Interest on outstanding
  loans and notes                  $ 11,643    $  5,343      $  6,300
Amortization of settlements
  on treasury lock agreements           378         (57)          435
Credit facility commitment fees         129         113            16
Amortization of credit facility
  origination costs and deferred
  bond financing costs                  413         190           223
Interest capitalized                   (638)       (234)         (404)
                                   --------    --------      --------
Interest expense                   $ 11,925    $  5,355      $  6,570
                                   ========    ========      ========

Credit facility and notes outstanding (dollars in thousands)
------------------------------------------------------------

Six months ended June 30,             1999        1998      Net Change
                                    -------     -------     ----------
Average outstanding balances       $314,118    $143,324      $170,794
Average interest rates                 7.48%       7.52%

General and administrative expenses increased by $44,000 to $1.76 million in the second quarter of 1999 versus $1.71 million in the second quarter of 1998. General and administrative expenses as a percentage of revenue decreased to 7.0% in the second quarter of 1999 as compared to 8.4% in 1998.

General and administrative expenses increased by $225,000 to $3.4 million in the first six months of 1999 versus $3.2 million in the first six months of 1998. General and administrative expenses as a percentage of revenue decreased to 7.0% in the first six months of 1999 as compared to 8.0% in 1998.

In March 1998, the Emerging Issues Task Force reached a consensus on Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11 provides that internal costs of preacquisition activities incurred in connection with the acquisition of a property that will be classified as operating at the date of acquisition should be expensed as incurred. Prior to EITF 97-11, these costs were capitalized. Of the increases in general and administrative expenses during the first six months of 1999, approximately $81,000 is due to the change in accounting for internal acquisition costs. EITF 97-11 was effective at the end of the first quarter of 1998.

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At June 30, 1999, eight properties were available for lease as compared to five at December 31, 1998 and three at June 30, 1998.

Property expenses were $437,000 in the second quarter of 1999 and $426,000 in 1998. The $11,000 increase in property expenses is primarily attributable to costs associated with vacant properties, which was partially offset by lower insurance costs. We anticipate property expenses to increase as we acquire additional properties.

Property expenses were $878,000 in the first six months of 1999 and $899,000 in the first six months of 1998. The $21,000 decrease in property expenses is primarily attributable to lower insurance costs, which was partially offset by costs associated with vacant properties.

During the second quarter of 1998, we sold two properties (one child care center and one restaurant) for a total of $822,000 and recognized a gain of $311,000. No properties were sold in the first six months of 1999.

During the first six months of 1998, we sold five properties (two child care centers, two restaurants and a multi-tenant location) for a total of $2.8 million and recognized a gain of $526,000.

In the second quarter of 1999 and 1998, we had net income of $10.4 million and $10.3 million, respectively. Rental revenue increased by $4.5 million due to an increase in rental revenue from New Properties of $4.4 million, which was substantially offset by an increase of $4.0 million in the following expenses:
  - Depreciation and amortization of $868,000; and
  - Interest expense of $3.18 million.

In the first six months of 1999 and 1998, we had net income of $20.4 million and $20.2 million, respectively. Rental revenue increased by $9.3 million due to an increase in rental revenue from New Properties of $9.0 million, which was substantially offset by an increase of $8.4 million in the following expenses:
  - Depreciation and amortization of $1.87 million; and
  - Interest expense of $6.57 million.

For the three and six months ended June 30, 1999, we paid preferred stock dividends of $629,000.


PROPERTIES
----------

As of June 30, 1999, we owned a diversified portfolio of 1,036 properties located in 45 states with over 8.4 million square feet of leasable space. At June 30, 1999, 1,021 or 98.6% of the 1,036 properties were under net lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

Our net leased retail properties are primarily leased to regional and national retail chain store operators. The average leasable retail space of the 1,036 properties is approximately 8,200 square feet on approximately 51,400 square feet of land. Generally, buildings are single-story properties with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to a sufficient population base to constitute a suitable market or trade area for the retailer's business.

The following table sets forth certain information regarding our properties classified according to the business of the respective tenants (dollars in thousands):

                                  Annualized        Percentage of Total
                                  Rent as of        Rental Revenue for
                       Number    June 30, 1999(1)     the Years Ended
                         of    -------------------  -------------------
                        Prop-  Rental   Percentage
Industry               erties  Revenue   of Total   1998   1997   1996
--------------------   ------  -------- ---------- ------ ------ ------
Apparel Stores              5  $  3,927     3.6%     4.1%   0.7%    --%
Automotive Parts          138     9,541     8.7      7.8    9.1   10.5
Automotive Service        105     7,202     6.5      7.5    6.4    4.8
Book Stores                 1       450     0.4      0.6    0.5     --
Business Services           1       124     0.1        *     --     --
Child Care                336    27,927    25.4     29.2   35.9   42.0
Consumer Electronics       37     4,431     4.0      5.4    6.5    0.9
Convenience Stores         70     6,435     5.9      6.1    5.5    4.6
Craft and Novelty           2       425     0.4        *     --     --
Drug Stores                 1       235     0.2      0.1     --     --
Entertainment               4     1,545     1.4       --     --     --
General Merchandise        11       687     0.6        *     --     --
Grocery Stores              2       771     0.7        *     --     --
Health and Fitness          6     3,329     3.0      0.1     --     --
Home Furnishings           35     6,872     6.2      7.8    5.6    4.4
Home Improvement           35     4,381     4.0        *     --     --
Office Supplies             8     2,476     2.3      3.0    1.7     --
Pet Supplies and
   Services                 8     1,549     1.4      0.6    0.2     --
Private Education           5     1,497     1.4      0.9     --     --
Restaurants               177    14,464    13.1     16.2   19.8   24.4
Shoe Stores                 4     1,234     1.1      0.8    0.2     --
Video Rental               35     4,501     4.1      3.8    0.6     --
Other                      10     6,054     5.5      6.0    7.3    8.4
--------------------   ------  --------   ------   ------ ------ ------
Totals                  1,036  $110,057   100.0%   100.0% 100.0% 100.0%
====================   ======  ========   ======   ====== ====== ======

* Less than 0.1%
[FN]
(1) Annualized rental revenue is calculated by multiplying the monthly contractual base rent as of June 30, 1999 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.8 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level.) For properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

Of the 1,036 properties in the portfolio at June 30, 1999, 1,029 were single-tenant properties with the remaining properties being multi-tenant properties. As of June 30, 1999, 1,021 of the 1,029 single-tenant properties, or 99.2%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.7 years.

The following table sets forth certain information regarding the timing of the lease term expirations (excluding extension options) on our 1,021 net leased, single-tenant retail properties as of June 30, 1999.
               Number of            Annualized           Percent of
                Leases             Rent (1) (2)          Annualized
 Year         Expiring (2)        (in thousands)            Rent
------        ------------       --------------          ----------
 1999              19               $  1,055                 1.0%
 2000              36                  1,896                 1.8
 2001              47                  3,904                 3.7
 2002              85                  6,828                 6.5
 2003              68                  5,607                 5.3
 2004             113                  9,347                 8.9
 2005              81                  6,029                 5.7
 2006              28                  2,528                 2.4
 2007              94                  6,539                 6.2
 2008              68                  5,838                 5.5
 2009              23                  2,829                 2.7
 2010              42                  3,382                 3.2
 2011              38                  5,497                 5.2
 2012              52                  5,874                 5.6
 2013             103                 16,431                15.6
 2014              36                  6,139                 5.8
 2015              31                  4,047                 3.8
 2016              13                  1,989                 1.9
 2017              11                  4,127                 3.9
 2018              17                  2,158                 2.0
 2019              14                  2,475                 2.4
 2033               2                    940                 0.9
------         -------             ----------             -------
Totals          1,021               $105,459               100.0%
======         =======             ==========             =======
        [FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of June 30, 1999 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.8 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

(2) This table does not include seven multi-tenant properties and eight vacant, unleased single-tenant properties owned by the Company. The lease expirations for properties under construction are based on the estimated date of completion of such properties.
                                                           Page 26

The following table sets forth certain state-by-state information regarding Realty Income's property portfolio as of June 30, 1999.

                                                Annualized
                                   Approximate   Rent (1)   Percent of
              Number of   Percent   Leasable    (in thou-   Annualized
State         Properties  Leased   Square Feet    sands)       Rent
------------  ----------  -------  -----------  ----------  ----------
Alabama              9      100%       63,300    $   609       0.6%
Arizona             31      100       211,800      2,878       2.6
Arkansas             5      100        36,700        614       0.6
California          63       92     1,145,200     14,262      13.0
Colorado            43      100       275,700      3,801       3.5
Connecticut         10      100       223,800      2,976       2.7
Delaware             1      100         5,400         72       0.1
Florida             84       99       817,600     10,151       9.2
Georgia             51      100       320,600      4,872       4.4
Idaho               12      100        58,500        852       0.8
Illinois            35      100       258,300      3,546       3.2
Indiana             29      100       170,400      2,232       2.0
Iowa                10      100        67,900        675       0.6
Kansas              23      100       240,400      2,600       2.4
Kentucky            13      100        43,500      1,101       1.0
Louisiana            5      100        39,600        501       0.5
Maryland             8      100        48,300        714       0.6
Massachusetts        8      100        57,500      1,061       1.0
Michigan            11      100        73,500      1,011       0.9
Minnesota           25      100       261,200      2,809       2.6
Mississippi         15      100       148,500      1,139       1.0
Missouri            33      100       203,800      2,589       2.4
Montana              2      100        30,000        291       0.3
Nebraska            10      100        98,700      1,231       1.1
Nevada               7      100        86,400      1,319       1.2
New Hampshire        1      100         6,400        127       0.1
New Jersey           4      100        45,400        602       0.5
New Mexico           5      100        46,000        335       0.3
New York            18       94       223,100      4,162       3.8
North Carolina      32      100       171,400      2,968       2.7
North Dakota         1      100        22,000         65       0.1
Ohio                66      100       331,200      5,336       4.8
Oklahoma            17      100       102,200      1,299       1.2
Oregon              17      100        92,400      1,245       1.1
Pennsylvania        23      100       168,600      2,285       2.1
South Carolina      23      100        93,000      1,549       1.4
South Dakota         1      100         6,100         86       0.1
Tennessee           25       96       221,300      2,618       2.4
Texas              155      100     1,288,900     13,921      12.6
Utah                 9      100        58,200        808       0.7
Virginia            29      100       133,100      2,802       2.5

(continued on the next page)


(continued)
                                                Annualized
                                   Approximate   Rent (1)   Percent of
              Number of   Percent   Leasable    (in thou-   Annualized
State         Properties  Leased   Square Feet    sands)       Rent
------------  ----------  -------  -----------  ----------  ----------

Washington          43      100       252,600      3,384       3.1
West Virginia        2      100        16,800        147       0.1
Wisconsin           18      100       167,300      2,143       1.9
Wyoming              4      100        20,100        269       0.2
--------------  --------  -------  -----------  ----------  ---------
Totals/Average   1,036       99%    8,452,700   $110,057     100.0%
==============  ========  =======  ===========  ==========  =========

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of June 30, 1999 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.8 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The table on the next page sets forth certain information regarding the properties owned by Realty Income as of June 30, 1999, classified according to the retail business types and the level of services they provide (dollars in thousands).

                                                          Percent of
                                Number of    Annualized   Annualized
Industry                        Properties    Rent (1)       Rent
--------                        ----------   ----------   ----------
Tenants selling goods
---------------------
Apparel Stores                        5      $   3,927         3.6%
Automotive Parts                     81          4,738         4.3
Book Stores                           1            450         0.4
Consumer Electronics                 37          4,431         4.0
Craft and Novelty                     2            425         0.4
Drug Stores                           1            235         0.2
General Merchandise                  11            687         0.6
Grocery Stores                        2            771         0.7
Home Furnishings                     35          6,872         6.2
Home Improvement                     13          1,377         1.3
Office Supplies                       8          2,476         2.3
Pet Supplies                          2            467         0.4
Shoe Stores                           4          1,234         1.1
                               ----------    ----------   ----------
                                    202         28,090        25.5
                               ----------    ----------   ----------
Tenants selling goods and services
----------------------------------
Automotive Parts                     57          4,803         4.4
Business Services                     1            124         0.1
Convenience Stores                   70          6,435         5.9
Home Improvement                     22          3,004         2.7
Pet Supplies and Services             6          1,082         1.0
Restaurants                         177         14,464        13.1
Video Rental                         35          4,501         4.1
                               ----------    ----------   ----------
                                    368         34,413        31.3
                               ----------    ----------   ----------
Tenants providing services
--------------------------
Automotive Service                  105          7,202         6.5
Child Care                          336         27,927        25.4
Entertainment                         4          1,545         1.4
Health and Fitness                    6          3,329         3.0
Private Education                     5          1,497         1.4
Other                                10          6,054         5.5
                               ----------    ----------   ----------
                                    466         47,554        43.2
                               ----------    ----------   ----------
TOTALS                            1,036      $ 110,057       100.0%
                               ==========    ==========   ==========

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of June 30, 1999 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.8 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.


THE YEAR 2000 ISSUE
===================

Some computer programs identify a year by using only two digits instead of four. This method of identification could cause these programs to fail or create erroneous results in the year 2000. This situation has been referred to generally as the Year 2000 issue.

The first essential component of our Year 2000 assessment program was to determine if our internal mission-critical computer systems were compliant. We have completed a review of our software and hardware and determined (through a combination of internal testing and vendor representations that their products have been tested and are compliant) that all internal mission-critical systems (those systems that are necessary to conduct our business activities) are Year 2000 compliant. We have also reviewed our non-mission critical software and hardware and have identified a few third-party products that are not Year 2000 compliant. We have scheduled upgrades or replacement of these non-compliant products before the end of October 1999. We believe that the total cost of remediation associated with our corporate level computer systems will be less than $30,000, of which less than $20,000 is anticipated to be spent during 1999. We anticipate that we will complete remediation of our internal computer systems before the end October 1999.

The second essential component of our Year 2000 assessment program was to ensure that our tenants are assessed for Year 2000 compliance. We had discussions with each of our tenants that represent more than 0.5% of our revenue in order to assess their readiness for the Year 2000 issue. Of this group, tenants representing approximately 98% of our revenue from these have confirmed that they are Year 2000 compliant or anticipate being compliant by the end of the third quarter of 1999. Due to the nature of the tenants' businesses, we do not believe the Year 2000 issue will materially impact the tenants' ability to pay rent. However, the failure of one or more tenants as a result of the Year 2000 issue could have a material adverse effect on our results of operations or financial position.

The third component of our Year 2000 assessment program was to ensure that our mission-critical vendors are assessed for Year 2000 compliance. We have had discussions with these significant vendors in order to assess their ability to successfully resolve the Year 2000 issue. Of our mission-critical vendors, 100% have confirmed that they are Year 2000 compliant or anticipate being compliant by the end of the third quarter of 1999. Our transfer agent has advised us it is Year 2000 compliant.

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

Approximately 98.6% or 1,021 of the properties in the portfolio are leased to tenants under net leases in which the tenant is responsible for property costs and expenses. These features in the leases reduce our exposure to rising property expenses due to inflation.

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

                         Expected Maturity Data
                         ----------------------
                                      There-               Fair
                            2001      after      Total     Value (2)
                            ----      ------    ------     ---------
Fixed rate debt              --      $230.0(1)  $230.0     $221.1
Average interest rate                  7.99%      7.99%
Variable rate debt         $ 93.3       --      $ 93.3     $ 93.3
Average interest rate        6.06%      --        6.06%

[FN]
(1) $110 million matures in 2007, $100 million matures in 2008 and $20 million matures in 2009.
(2) The fair value of the fixed rate debt is based upon the closing market price per each note at June 30, 1999. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

As the table incorporates only those exposures that exist as of June 30, 1999, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.


PART II.  OTHER INFORMATION
---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Realty Income Corporation was held on May 5, 1999, at which two directors were elected to the board of directors. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                                        Authority
                     Year Term    Shares                 to vote
                      Expires    Voted For    Percent    withheld
                     ---------   ----------   -------   ---------
Donald R. Cameron       2002     20,351,735    75.9       570,415
Willard H. Smith Jr.    2002     20,353,855    75.9       568,295



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

   3.4 Articles Supplementary to the Articles of Incorporation of Realty Income Corporation classifying and designating the Class B Preferred Stock (filed as exhibit 4.1 to the Company's Form 8-K dated May 24, 1999 and incorporated herein by reference).

   3.5 Articles Supplementary to the Articles of Incorporation of Realty Income Corporation classifying and designating the Class C Preferred Stock (filed as exhibit 4.1 to the Company's Form 8-K dated July 29, 1999 and incorporated herein by reference).

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

        A report on Form 8-K dated May 24, 1999 was filed on May 25, 1999 reporting the issuance of 2,760,000 shares of our 9 3/8% Class B Cumulative Redeemable Preferred Stock.

SIGNATURE
==========

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            REALTY INCOME CORPORATION



(Signature and Title)       /s/ GARY M. MALINO
Date: August 6, 1999        -------------------------------------
                            Gary M. Malino, Senior Vice President
                            Chief Financial Officer (Principal
                            Financial and Accounting Officer)


EXHIBIT INDEX

Exhibit No.     Description
===========     ===========

    27          Financial Data Schedule