Form 10-Q
period 1999-09-30
REALTY INCOME CORP
filed 1999-11-12
CIK 726728

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                            FORM 10-Q
                            =========

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1999, or
                                       ======================

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

                       YES [X]     NO [ ]

There were 26,822,164 shares of common stock outstanding as of November 11, 1999.


                    REALTY INCOME CORPORATION

                            Form 10-Q
                        September 30, 1999

                        Table of Contents
                        -----------------

PART I.  FINANCIAL INFORMATION                               Page
==============================                               ----
Item 1:  Financial Statements

         Consolidated Balance Sheets........................    3
         Consolidated Statements of Income..................    5
         Consolidated Statements of Cash Flows..............    6
         Notes to Consolidated Financial Statements.........    8

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......   13

Item 3:  Quantitative and Qualitative Disclosures About
         Market Risk........................................   34


PART II. OTHER INFORMATION
==========================

Item 6:  Exhibits and Reports on Form 8-K...................   35

SIGNATURE...................................................   37

EXHIBIT INDEX...............................................   37

















                                                           Page 2

PART I.  FINANCIAL INFORMATION
==============================

ITEM 1.  FINANCIAL STATEMENTS


           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
          As of September 30, 1999 and December 31, 1998
          (dollars in thousands, except per share data)

                                           1999          1998
                                       (Unaudited)
                                       ===========     =========
ASSETS
Real estate, at cost:
  Land                                   $ 345,663     $ 283,043
  Buildings and improvements               694,872       606,792
                                         ---------     ---------
                                         1,040,535       889,835
  Less - accumulated depreciation
    and amortization                      (189,177)     (171,555)
                                         ---------     ---------
    Net real estate                        851,358       718,280

Cash and cash equivalents                    2,897         2,533
Accounts receivable                          2,268         2,973
Goodwill, net                               19,284        19,977
Other assets                                14,535        15,471
                                         ---------     ---------
    Total assets                         $ 890,342     $ 759,234
                                         =========     =========















Continued on next page

                                                           Page 3

(continued)


           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
          As of September 30, 1999 and December 31, 1998
          (dollars in thousands, except per share data)


                                           1999          1998
                                       (Unaudited)
                                       ===========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                    $   4,761     $   4,559
Accounts payable and accrued expenses       10,737         4,036
Other liabilities                            3,467         5,630
Line of credit payable                     102,500        84,800
Notes payable                              230,000       210,000
                                         ---------     ---------
    Total liabilities                      351,465       309,025
                                         ---------     ---------

Stockholders' equity
Preferred stock, par value
  $1.00 per share, 20,000,000 shares
  authorized, 4,140,000 shares issued
  and outstanding                            4,140            --
Common stock, par value $1.00 per
  share, 100,000,000 shares
  authorized, 26,822,131 and 26,817,103
  shares issued and outstanding in
  1999 and 1998, respectively               26,822        26,817
Paid in capital in excess of par value     705,327       609,669
Distributions in excess of net income     (197,412)     (186,277)
                                         ---------     ---------
    Total stockholders' equity             538,877       450,209
                                         ---------     ---------
    Total liabilities and
      stockholders' equity               $ 890,342     $ 759,234
                                         =========     =========





   The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                           Page 4

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements Of Income
                =================================
 For the three and nine months ended September 30, 1999 and 1998
        (dollars in thousands, except per share amounts)
                           (Unaudited)

                       Three       Three        Nine        Nine
                       Months      Months      Months      Months
                       Ended       Ended       Ended       Ended
                      9/30/99     9/30/98     9/30/99     9/30/98
                     ========    ========    ========    ========
REVENUE
Rental               $ 26,870    $ 21,814    $ 75,682    $ 61,325
Interest and other         30         155         106         233
                     --------    --------    --------    --------
                       26,900      21,969      75,788      61,558
                     --------    --------    --------    --------
EXPENSES
Depreciation and
  amortization          6,660       5,630      18,987      16,083
Interest                6,100       3,682      18,025       9,037
General and
  administrative        1,754       1,667       5,155       4,843
Property                  478         497       1,356       1,396
                     --------    --------    --------    --------
                       14,992      11,476      43,523      31,359
                     --------    --------    --------    --------
Income from operations 11,908      10,493      32,265      30,199
Gain on sales of
  properties            1,236          --       1,236         526
                     --------    --------    --------    --------
Net income             13,144      10,493      33,501      30,725
Preferred stock
  dividends            (2,163)         --      (2,792)         --
                     --------    --------    --------    --------
Net income available
  to common
  stockholders       $ 10,981    $ 10,493    $ 30,709    $ 30,725
                     ========    ========    ========    ========

Basic and diluted
  net income per
  common share       $   0.41    $   0.39    $   1.14    $   1.16
                     ========    ========    ========    ========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
      For the nine months ended September 30, 1999 and 1998
                     (dollars in thousands)
                           (Unaudited)

                                            1999          1998
                                         =========     =========
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                               $  33,501     $  30,725
Adjustments to net income:
  Depreciation and amortization             18,987        16,083
  Gain on sales of properties               (1,236)         (526)
  Change in assets and liabilities:
    Accounts receivable and
      other assets                           2,120         1,935
    Accounts payable, accrued
      expenses and other liabilities         2,501         2,427
                                         ---------     ---------
    Net cash provided by
      operating activities                  55,873        50,644
                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of properties            7,910         2,770
Acquisition of and additions
  to properties                           (154,150)     (136,784)
Payment of other liabilities                (1,713)           --
                                         ---------     ---------
    Net cash used in
      investing activities                (147,953)     (134,014)
                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit             184,500       145,100
Payments under line of credit             (166,800)      (50,700)
Distributions to common
  stockholders                             (41,642)      (38,826)
Distributions to preferred
  stockholders                              (2,792)           --
Proceeds from notes issued,
  net of costs of $501                      19,499            --
Proceeds from stock offerings,
  net of offering costs of $3,821 and
  $109 in 1999 and 1998, respectively       99,679        28,392
Proceeds from other stock issuances             --            69
                                         ---------     ---------
    Net cash provided by
      financing activities                  92,444        84,035
                                         ---------     ---------
Continued on next page
                                                           Page 6

(continued)


           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
        For the nine months ended September 30, 1999 and 1998
                     (dollars in thousands)
                           (Unaudited)


                                            1999          1998
                                         =========     =========

Net increase in cash and
  cash equivalents                             364           665
Cash and cash equivalents,
  beginning of period                        2,533         2,123
                                         ---------     ---------
Cash and cash equivalents,
  end of period                          $   2,897     $   2,788
                                         =========     =========

For supplemental disclosures, see note 8.
























   The accompanying notes to consolidated financial statements are an integral part of these statements.

              REALTY INCOME CORPORATION AND SUBSIDIARIES
              Notes To Consolidated Financial Statements
              ==========================================
                          September 30, 1999
                             (Unaudited)
1.  Management Statement

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

2.  Property Acquisitions

During the first nine months of 1999, we invested $157.5 million in 104 new retail properties and properties under development with an initial aggregate contractual lease rate of 10.5%. These 104 properties are located in 24 states and will contain approximately 866,600 leasable square feet and are 100% leased, with an average initial lease term of 17.6 years.

During the first nine months of 1998, we invested $140.2 million in 99 new retail properties and properties under development with an initial aggregate contractual lease rate of 10.4%. These 99 properties are located in 34 states and contain approximately 1.0 million leasable square feet and are 100% leased, with an average initial lease term of
14.6 years.

3.  Distributions Paid and Payable

Realty Income pays distributions monthly to our common shareholders. The following is a summary of the monthly cash distributions per common share for the nine months ended September 30, 1999 and 1998. As of September 30, 1999, a distribution of $0.1775 per common share was declared (and was paid on October 15, 1999).

             Month                    1999             1998
             --------               --------         --------
             January                $ 0.1700         $ 0.1600
             February                 0.1700           0.1600
             March                    0.1700           0.1600
             April                    0.1725           0.1625
             May                      0.1725           0.1625
             June                     0.1725           0.1625
             July                     0.1750           0.1650
             August                   0.1750           0.1650
             September                0.1750           0.1650
             --------               --------         --------
             Total                  $ 1.5525         $ 1.4625
             ========               ========         ========

In May 1999, we issued 2,760,000 shares of 9 3/8% Class B cumulative redeemable preferred stock (the "Class B Preferred"). Dividends on the Class B Preferred are paid quarterly in arrears. For the three and nine months ended September 30, 1999, dividends of $1,617,000 and $2,246,000, respectively, were paid on the Class B Preferred.

In July 1999, we issued 1,380,000 shares of 9 1/2% Class C cumulative redeemable preferred stock (the "Class C Preferred"). Dividends on the Class C Preferred are paid monthly in arrears. For the three and nine months ended September 30, 1999, dividends of $546,000 were paid on the Class C Preferred.

4.  Gain on Sales of Properties

For the three and nine months ended September 30, 1999, we sold one home furnishings location for $7.9 million and recognized a gain of $1.2 million. For the three months ended September 30, 1998, no properties were sold. For the nine months ended September 30, 1998, we sold five properties (two childcare centers, one multi-tenant location and two restaurants) for $2.8 million and recognized a gain of $526,000.

5.  Net Income per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing the amount of net income available to common stockholders for the period by each share that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period.

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation, for the three and nine months ended September 30, 1999 and 1998:

                                          Three          Three
                                          Months         Months
                                          Ended          Ended
                                         9/30/99        9/30/98
                                        ----------     ----------
Weighted average shares used for
  the basic net income per share
  computation                           26,822,244     26,826,584
Incremental shares from the assumed
   exercise of stock options                 5,047          8,034
                                        ----------     ----------
Adjusted weighted average shares
  used for diluted net income
  per share computation                 26,827,291     26,834,618
                                       ===========     ==========


                                           Nine          Nine
                                          Months        Months
                                          Ended         Ended
                                         9/30/99       9/30/98
                                        ----------    ----------
Weighted average shares used for
  the basic net income per share
  computation                           26,822,323    26,566,891
Incremental shares from the assumed
   exercise of stock options                 4,082         9,035
                                        ----------    ----------
Adjusted weighted average shares
  used for diluted net income
  per share computation                 26,826,405    26,575,926
                                        ==========    ==========

For the three and nine months ended September 30, 1999, stock options of 168,047 were anti-dilutive and have been excluded from the incremental shares from the assumed conversion of stock options.

For the three and nine months ended September 30, 1998, stock options of 25,000 were anti-dilutive and have been excluded from the incremental shares from the assumed conversion of stock options.

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

7.  Preferred Stock Offerings

A. In May 1999, we issued 2,760,000 shares of Class B Preferred at a price of $25.00 per share. The net proceeds of $66.5 million were used to repay borrowings under the credit facility.

B. In July 1999, we issued 1,380,000 shares of Class C Preferred stock at a price of $25.00 per share. The net proceeds of $33.2 million were used to repay borrowings under the credit facility.

8.  Supplemental Disclosure of Cash Flow Information

Interest paid during the first nine months of 1999 and 1998 was $14.6 million and $6.2 million, respectively.

In the first nine months of 1999 and 1998, interest of $1.2 million and $420,000, respectively, was capitalized to properties under development. For the three months ended September 30, 1999 and 1998, interest of $544,000 and $186,000, respectively, was so capitalized.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

In 1999, the investment in properties resulted in an increase in buildings and other liabilities of $3.7 million.

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

The following tables set forth certain information as of September 30, 1999 (for the dates or periods presented below) regarding the properties owned by us classified according to the business of the respective tenants (dollars in thousands):

                               Three      Three      Nine       Nine
                               Months     Months     Months     Months
                               Ended      Ended      Ended      Ended
Revenue for the:              9/30/99    9/30/98    9/30/99    9/30/98
                              -------    -------    -------    -------
Segment rental revenue:
  Automotive parts            $ 2,238    $ 1,524    $ 6,420    $ 4,391
  Automotive service            1,794      1,726      5,208      4,680
  Child care                    6,514      6,103     18,916     18,023
  Consumer electronics          1,147      1,148      3,444      3,468
  Convenience stores            2,232      1,330      5,118      3,731
  Home furnishings              1,725      1,312      5,161      4,240
  Restaurants                   3,411      3,480     10,249     10,283
  Video rental                  1,128        855      3,315      2,222
  Other non-reportable
    segments                    6,681      4,336     17,851     10,287
Reconciling items - Interest
  and other revenue                30        155        106        233
                              -------    -------    -------    -------
Total revenue                 $26,900    $21,969    $75,788    $61,558
                              =======    =======    =======    =======














9. Segment Information (continued)

                                       September 30,   December 31,
Assets as of:                              1999            1998
                                       -------------   ------------
Segment net real estate:
  Automotive parts                     $ 74,740        $ 65,847
  Automotive service                     51,578          46,731
  Child care                            156,434         138,875
  Consumer electronics                   39,544          40,447
  Convenience stores                     82,365          43,986
  Home furnishings                       64,850          71,366
  Restaurants                            87,731          87,682
  Video Rental                           41,094          39,650
  Other non-reportable segments         253,022         183,696
                                        -------         -------
  Total segment net real estate         851,358         718,280
Reconciling items                        38,984          40,954
                                       --------        --------
Total assets                           $890,342        $759,234
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


GENERAL
-------

Realty Income Corporation, a Maryland corporation ("Realty Income", the "Company", "our" or "we") was organized to operate as an equity real estate investment trust ("REIT"). We are a fully integrated, self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. As of September 30, 1999, we owned a diversified portfolio of 1,072 retail properties located in 45 states with approximately 8.6 million square feet of leasable space. Of the 1,072 properties in the portfolio, 1,065 are single-tenant retail properties with the remainder being multi-tenant properties. As of September 30, 1999, 1,057, or 99.2%, of the 1,065 single-tenant properties were leased with an average remaining lease term (excluding extension options) of approximately 8.9 years.

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

RECENT DEVELOPMENTS
-------------------

ACQUISITION OF 104 PROPERTIES DURING THE FIRST NINE MONTHS OF 1999. During the first nine months of 1999, we continued implementing our growth plan, which is intended to increase our funds from operations per share. As part of our plan, we acquired 104 additional properties (the "1999 Properties") increasing the number of properties in the portfolio by 10.5% to 1,072 properties at September 30, 1999 from 970 properties at December 31, 1998. During the first nine months of 1999, we continued to diversify our portfolio with the addition of two new industry segments, Entertainment and Theaters, and eight new retail chains. As of September 30, 1999, our portfolio of 1,072 properties consists of 73 separate retail chains doing business in 23 separate retail segments.

During the first nine months of 1999, we invested $157.5 million in the 1999 Properties and properties under development (including accrued development costs of $5.1 million at September 30, 1999 and excluding estimated unfunded development costs on properties under construction at September 30, 1999 of $25.0 million). We also paid $222,000 for lease commissions and $130,000 for building improvements on existing properties in our portfolio. The weighted average annual unleveraged return on the $157.5 million invested in the first nine months of 1999 is estimated to be 10.5%, computed as estimated contractual net operating income (which in the case of a net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs of each property. Since it is possible that a tenant could default on the payment of contractual rent, no assurance can be given that the actual return on the funds invested will not differ from the foregoing percentage.

The 1999 Properties are leased to 19 separate tenants operating in 15 different retail industries. The 1999 Properties are located in 24 states, will contain approximately 866,600 leasable square feet and are 100% leased under net leases, with an average initial lease term of 17.6 years. Of the 1999 Properties, 96 were occupied as of November 10, 1999 and the remaining properties were pre-leased and under construction, pursuant to contracts under which the tenants have agreed to develop the properties (with development costs funded by Realty Income) and to begin paying rent when the premises open for business.

INCREASE IN MONTHLY DISTRIBUTION TO COMMON SHAREHOLDERS. In January, April, July and October 1999, monthly distributions were increased $0.0025 to $0.17, $0.1725, $0.175 and $0.1775 per share, respectively.
Realty Income continues its policy of paying distributions monthly to our common shareholders. During the first nine months of 1999, we paid three distributions of $0.17 per share, three distributions of $0.1725 per share and three distributions of $0.1750, totaling $1.5525 per common share. During the first nine months of 1998, the Company paid three distributions of $0.16 per share, three distributions of $0.1625 per share, and three distributions of $0.1650 per share totaling $1.4625 per common share. In September and October 1999, we declared distributions of $0.1775 per share, which were paid on October 15, 1999 and payable on November 15, 1999, respectively. The monthly distribution of $0.1775 per share represents a current annualized distribution of $2.13 per share, and an annualized distribution yield of approximately 9.5% based on the last reported sale price of the Company's common stock on the NYSE of $22.4375 on November 10, 1999. Although we expect to continue our policy of paying monthly distributions, there can be no assurance that the current level of distributions will be maintained by the Company or as to the actual distribution yield for any future period.

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

PREFERRED STOCK OFFERINGS. In May 1999, we issued 2,760,000 shares of 9 3/8% Class B cumulative redeemable preferred stock ("Class B Preferred") at a price of $25.00 per share. The Class B Preferred trades on the New York Stock Exchange ("NYSE") under the symbol "OprB". The cusip number of the Class B Preferred is 756109-302. Dividends on the Class B Preferred are payable quarterly in arrears. The net proceeds of $66.5 million were used to repay borrowings under the credit facility.

In July 1999, we issued 1,380,000 shares of 9 1/2% Class C cumulative redeemable preferred stock ("Class C Preferred") at a price of $25.00 per share. The Class C Preferred trades on the NYSE under the symbol "OprC". The cusip number of the Class C Preferred is 756109-500. Dividends on the Class C Preferred are payable monthly in arrears. The net proceeds of $33.2 million were used to repay borrowings under the credit facility.

OTHER INFORMATION
-----------------

Realty Income's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "O", our central index key ("CIK") number is 726728 and cusip number is 756109-104.

In October 1998, we issued 8.25% Monthly Income Senior Notes due 2008, which are traded on the NYSE under the symbol "OUI". The cusip number of these Monthly Income Senior Notes is 756109-AA2.

Realty Income had 46 employees as of November 11, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and Cash Equivalents

Realty Income is organized for the purpose of operating as an equity REIT which acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At September 30, 1999, Realty Income had cash and cash equivalents totaling $2.9 million.

We believe that our cash and cash equivalents on hand, cash provided by operating activities and borrowing capacity are sufficient to meet our liquidity needs for the foreseeable future. However, we intend to utilize additional sources of capital to fund property acquisitions and to repay our acquisition credit facility.

Capital Funding

Realty Income has a $170 million, three-year revolving, unsecured acquisition credit facility of which $52 million expires in December 2000 and $118 million expires in December 2001. The credit facility currently bears interest at 0.85% over the London Interbank Offered Rate ("LIBOR") and offers us other interest rate options. As of November 11, 1999, $63.0 million of borrowing capacity was available to us under the acquisition credit facility. At that time, the outstanding balance was $107.0 million with an effective interest rate of 6.29%. This credit facility has been and is expected to be used to acquire additional retail properties leased to regional and national retail chains under long-term lease agreements. Any additional borrowings will increase our exposure to interest rate risk.

We expect to meet our long-term capital needs for the acquisition of properties through the issuance of public or private debt or equity. In June 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $409.2 million in value of common stock, preferred stock and/or debt securities. Through November 11, 1999, $34.5 million in value of preferred stock has been issued under the universal shelf registration statement.

Historically the Company has met its long-term capital needs through the issuance of common stock, preferred stock and investment grade long-term unsecured debt. It is the Company's belief that it is best served by having the majority of its future issuances of securities be in the form of common stock. The Company will issue common stock when it believes that the share price of its common stock is at a level that allows for the investment of the proceeds of any offering to be invested on an accretive basis into additional properties or to pay down any short term borrowings on the Company's credit facility. The Company does not presently view its share price as attractive for
additional issuance of common stock.   We do not anticipate issuing
additional shares of common stock until such time as management determines the common stock price has risen to acceptable levels. In addition, we seek to maintain a conservative debt level on our balance sheet, which will result in solid interest and fixed charge coverage ratios. It is anticipated that the Company will not issue significant amounts of additional debt until such time as additional equity can be issued to offset the increase in debt. If the share price levels do not increase and the Company does not issue additional equity or debt, the Company will most likely seek a reduced level of property acquisitions. We intend to achieve our growth objectives by investing cash flow in excess of distributions and by strategically selling properties that have appreciated in value and investing the proceeds in new properties that will generate rental revenue in excess of those generated by the properties that were sold.

We received investment grade corporate credit ratings on our senior unsecured debt from Duff & Phelps Rating Company, Moody's Investor Service, Inc., and Standard & Poor's Rating Group in December 1996. Currently, Duff & Phelps has assigned a rating of BBB, Moody's has assigned a rating of Baa3, and Standard & Poor's has assigned a rating of BBB- to our senior debt. These ratings could change based upon, among other things, our results of operations and financial condition. We have also received credit ratings from the same rating agencies on our preferred stock. Duff & Phelps Rating Company has assigned a rating of BBB-, Moody's Investor Service, Inc. has assigned a rating of Ba1, and Standard & Poor's Rating Group has assigned a rating of BB+. These ratings could change based upon, among other things, our results of operations and financial condition.

Distributions

Realty Income pays distributions monthly to its common stockholders. Cash distributions paid to common shareholders during the first nine months of 1999 and 1998 were $41.6 million and $38.8 million, respectively. During the first nine months of 1999, cash distributions paid to the Class B Preferred and Class C Preferred stockholders were $2.3 million and $546,000, respectively. We pay distributions quarterly on our Class B Preferred shareholders and monthly to our Class C Preferred shareholders.


FUNDS FROM OPERATIONS ("FFO")
-----------------------------

For the third quarter of 1999, FFO increased by $297,000 or 1.9% to $16.4 million versus $16.1 million during the third quarter of 1998.

The following is a reconciliation of net income to FFO, and information regarding distributions paid and diluted weighted average number of common shares outstanding for the third quarter of 1999 and 1998 (dollars in thousands):

                                          1999           1998
                                        --------       --------
Net income                            $   13,144     $   10,493
Plus depreciation and amortization         6,660          5,630
Less:
  Preferred stock dividends               (2,163)            --
  Depreciation of furniture,
    fixtures and equipment and
    amortization of organization costs       (25)           (40)
  Gain on sales of properties             (1,236)            --
                                        --------       --------
Total funds from operations
  available to common stockholders    $   16,380     $   16,083
                                        ========       ========
Distributions paid to
  common stockholders                 $   14,082     $   13,281
FFO in excess of distributions        $    2,298     $    2,802
Diluted weighted average number
  of common shares outstanding        26,827,291     26,834,618

For the first nine months of 1999, FFO increased by $2.2 million or 4.8% to $48.4 million versus $46.2 million during the same period of 1998.

The following is a reconciliation of net income to FFO, and information regarding distributions paid and diluted weighted average number of common shares outstanding for the first nine months of 1999 and 1998 (dollars in thousands):

                                           1999          1998
                                         --------      --------
Net income                            $   33,501      $  30,725
Plus depreciation and amortization        18,987         16,083
Less:
  Preferred stock dividends               (2,792)            --
  Depreciation of furniture,
    fixtures and equipment and
    amortization of organization costs       (69)         (119)
  Gain on sales of properties             (1,236)         (526)
                                        --------       --------
Total funds from operations
  available to common stockholders    $   48,391      $  46,163
                                        ========       ========
Distributions paid to
  common stockholders                 $   41,642      $  38,826
FFO in excess of distributions        $    6,749      $   7,337
Diluted weighted average number
  of common shares outstanding        26,826,405     26,575,926

                                                           Page 20

We consider FFO to be an appropriate measure of the performance of equity REITs. FFO is used by financial analysts in evaluating REITs and can be one measure of a REIT's ability to make cash distribution payments. Presentation of this information provides the reader with an additional measure to compare the performance of different REITs, although it should be noted that not all REITs calculate FFO the same way so comparisons with such REITs may not be meaningful.

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


RESULTS OF OPERATIONS
---------------------

The following is a comparison of our results of operations for the three and nine months ended September 30, 1999 to the three and nine months ended September 30, 1998.

Rental revenue was $26.9 million for the third quarter of 1999 versus $21.8 million for the comparable quarter of 1998, an increase of $5.1 million or 23.4%. The increase in rental revenue was primarily due to the acquisition of 104 properties during the first nine months of 1999 and 149 properties during 1998 (the "New Properties"). Of the $5.1 million increase in rental revenue, $5.0 million was attributable to revenue from the New Properties. The New Properties generated revenue of $7.6 million in the third quarter of 1999 compared to $2.6 million in the third quarter of 1998.

Rental revenue was $75.7 million for the first nine months of 1999 versus $61.3 million for the comparable period of 1998, an increase of $14.4 million or 23.5%. The increase in rental revenue was primarily due to the acquisition of the New Properties. Of the $14.4 million increase in rental revenue, $14.0 million was attributable to revenue from New Properties. The New Properties generated revenue of $18.2 million in the first nine months of 1999 compared to $4.2 million in the comparable period of 1998.

Of the 1,072 properties in the portfolio as of September 30, 1999, 1,065 are single-tenant properties with the remaining properties being multi-tenant properties. Of the 1,065 single-tenant properties, 1,057, or 99.2%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.9 years. Of our 1,057 leased single-tenant properties, 1,049 or 99.2% were under leases that provide for increases in rents through:

    - Base rent increases tied to a consumer price index with adjustment ceilings;
    - Overage rent based on a percentage of the tenants' gross sales; or
    - Fixed increases.

Some leases contain more than one of these clauses. Percentage rent, which is included in rental revenue, was $273,000 during the third quarter of 1999 and $228,000 in the comparable quarter of 1998. Same store rents generated on 798 leased properties owned during all of both the first nine months of 1999 and 1998 increased by $727,000 or 1.3%, to $55.450 million from $54.724 million. Same store rents generated on the same 798 leased properties owned during all of both the third quarter of 1999 and 1998 increased by $193,000 or 1.1%, to $18.540 million from $18.347 million.

Approximately 56% of our annualized rental revenue is attributable to properties that were acquired over the last four and a half years. A majority of the leases on these acquisitions provide for rent increases after the fifth year of the lease. We anticipate rental increases on some of these acquisitions to start in the second half of the year 2000.

At September 30, 1999, 1,064 or 99.3% of the 1,072 properties in the portfolio were under lease agreements with third party tenants. At September 30, 1999, we had eight properties that were not under lease, as compared to five at December 31, 1998 and three at September 30, 1998.

Depreciation and amortization was $6.7 million in the third quarter of 1999 versus $5.6 million in the third quarter of 1998. Depreciation and amortization was $19.0 million in the first nine months of 1999
versus $16.1 million in the first nine months of 1998.   The increase
in 1999 was primarily due to depreciation of the New Properties.

Interest expense in the third quarter of 1999 increased by $2.4 million to $6.1 million, as compared to $3.7 million in the third quarter of 1998. Interest expense was higher in the third quarter of 1999 than in the third quarter of 1998 due to an increase in the average balances outstanding and higher average interest rates.

The following is a summary of the five components of interest expense for the third quarter of 1999 and 1998 (dollars in thousands):

                                      1999        1998      Net Change
                                    -------     -------     ----------
Interest on outstanding
  loans and notes                  $  6,183    $  3,742      $  2,441
Amortization of settlements
  on treasury lock agreements           189         (29)          218
Credit facility commitment fees          64          58             6
Amortization of credit facility
  origination costs and deferred
  bond financing costs                  208          97           111
Interest capitalized                   (544)       (186)         (358)
                                   --------    --------      --------
Interest expense                   $  6,100    $  3,682      $  2,418
                                   ========    ========      ========

Credit facility and notes outstanding (dollars in thousands)
------------------------------------------------------------
Three months ended September 30,      1999        1998      Net Change
                                    -------     -------     ----------
Average outstanding balances       $333,349    $208,066      $125,283
Average interest rates                 7.36%       7.14%

Interest expense in the first nine months of 1999 increased by $9.0 million to $18.0 million, as compared to $9.0 million in the first nine months of 1998. Interest expense was higher in 1999 than in 1998 due to an increase in the average balances outstanding and higher average interest rates.

The following is a summary of the five components of interest expense for the first nine months of 1999 and 1998 (dollars in thousands):

                                      1999        1998      Net Change
                                    -------     -------     ----------
Interest on outstanding
  loans and notes                  $ 17,826    $  9,085      $  8,741
Amortization of settlements
  on treasury lock agreements           567         (86)          653
Credit facility commitment fees         194         171            23
Amortization of credit facility
  origination costs and deferred
  bond financing costs                  620         287           333
Interest capitalized                 (1,182)       (420)         (762)
                                   --------    --------      --------
Interest expense                   $ 18,025    $  9,037      $  8,988
                                   ========    ========      ========
(table continued on the next page)
                                                           Page 23

(table continued)
Credit facility and notes outstanding (dollars in thousands)
------------------------------------------------------------
Nine months ended September 30,       1999        1998      Net Change
                                    -------     -------     ----------
Average outstanding balances       $320,584    $165,142       $155,442
Average interest rates                 7.43%       7.36%

General and administrative expenses increased by $87,000 to $1.8 million in the third quarter of 1999 versus $1.7 million in the third quarter of 1998. General and administrative expenses as a percentage of revenue decreased to 6.5% in the third quarter of 1999 as compared to 7.6% in 1998. The increase in general and administrative expenses was primarily due to an increase in state taxes and personnel costs.

General and administrative expenses increased by $312,000 to $5.16 million in the first nine months of 1999 versus $4.84 million in the first nine months of 1998. General and administrative expenses as a percentage of revenue decreased to 6.8% in the first nine months of 1999 as compared to 7.9% in 1998. The increase in general and administrative expenses was primarily due to an increase in state taxes and personnel costs.

In March 1998, the Emerging Issues Task Force reached a consensus on Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11 provides that internal costs of activities incurred in connection with the acquisition of a property that will be classified as operating at the date of acquisition should be expensed as incurred. Prior to EITF 97-11, these costs were capitalized. Of the increases in general and administrative expenses during the first nine months of 1999, approximately $81,000 is due to the change in accounting for internal acquisition costs. EITF 97-11 was effective at the end of the first quarter of 1998.

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At September 30, 1999, eight properties were available for lease as compared to five at December 31, 1998 and three at September 30, 1998.

Property expenses were $478,000 in the third quarter of 1999 and $497,000 in 1998. The $19,000 decrease in property expenses is primarily attributable to lower insurance costs, which was partially offset by costs associated with vacant properties. We anticipate property expenses to increase as we acquire additional properties. Property expenses were $1.36 million in the first nine months of 1999 and $1.40 million in the first nine months of 1998. The $40,000 decrease in property expenses is primarily attributable to lower insurance costs, which was partially offset by costs associated with vacant properties.

During the three and nine months ended September 30, 1999, we sold one home furnishing location for $7.9 million and realized a gain of $1.2 million. We sold no properties during the third quarter of 1998. During the first nine months of 1998, we sold five properties (two child care centers, two restaurants and a multi-tenant location) for a total of $2.8 million and recognized a gain of $526,000.

In the third quarter of 1999 and 1998, we had net income of $13.1 million and $10.5 million, respectively, an increase of $2.6 million. Rental revenue and gain on sale of properties increased by $5.1 million and $1.2 million, respectively. The increase in rental revenue was due to an increase in rental revenue from New Properties of $5.0 million. These increases were substantially offset by an increase of $3.4 million in the following expenses:
  - Depreciation and amortization of $1.0 million; and
  - Interest expense of $2.4 million.

In the first nine months of 1999 and 1998, we had net income of $33.5 million and $30.7 million, respectively, an increase of $2.8 million. Rental revenue increased by $14.4 million due to an increase in rental revenue from New Properties of $14.0 million, which was substantially offset by an increase of $11.9 million in the following expenses:
  - Depreciation and amortization of $2.9 million; and
  - Interest expense of $9.0 million.

For the three and nine months ended September 30, 1999, we paid preferred stock dividends of $2.2 million and $2.8 million, respectively.

PROPERTIES
----------

As of September 30, 1999, we owned a diversified portfolio of 1,072 properties located in 45 states with approximately 8.6 million square feet of leasable space. Of the 1,072 properties in the portfolio, 1,065 are single-tenant properties with the remaining properties being multi-tenant properties. At September 30, 1999, 1,057 or 99.2% of the 1,065 properties were under net lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

Our net leased retail properties are primarily leased to regional and national retail chain store operators. The average leasable retail space of the 1,072 properties is approximately 8,000 square feet on approximately 55,500 square feet of land. Generally, buildings are single-story properties with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to a sufficient population base to constitute a suitable market or trade area for the retailer's business.

The following table sets forth certain information regarding our properties classified according to the business of the respective tenants (dollars in thousands):

                                  Annualized        Percentage of Total
                                  Rent as of        Rental Revenue for
                       Number   Sept. 30, 1999(1)     the Years Ended
                         of    -------------------  -------------------
                        Prop-  Rental   Percentage
Industry               erties  Revenue   of Total   1998   1997   1996
--------------------   ------  -------- ---------- ------ ------ ------
Apparel Stores              5  $  3,927     3.3%     4.1%   0.7%    --%
Automotive Parts          138     9,467     8.1      7.8    9.1   10.5
Automotive Service        105     7,220     6.2      7.5    6.4    4.8
Book Stores                 1       450     0.4      0.6    0.5     --
Business Services           1       124     0.1        *     --     --
Child Care                336    28,264    24.1     29.2   35.9   42.0
Consumer Electronics       37     4,647     4.0      5.4    6.5    0.9
Convenience Stores        103     9,597     8.2      6.1    5.5    4.6
Craft and Novelty           2       425     0.4        *     --     --
Drug Stores                 1       235     0.2      0.1     --     --
Entertainment               6     2,115     1.8       --     --     --
General Merchandise        11       687     0.6        *     --     --
Grocery Stores              2       694     0.6        *     --     --
Health and Fitness          6     3,329     2.8      0.1     --     --
Home Furnishings           33     6,080     5.2      7.8    5.6    4.4
Home Improvement           35     5,698     4.8        *     --     --
Office Supplies             8     2,476     2.1      3.0    1.7     --
Pet Supplies and
   Services                 8     1,595     1.4      0.6    0.2     --
Private Education           5     1,507     1.3      0.9     --     --
Restaurants               178    14,367    12.3     16.2   19.8   24.4
Shoe Stores                 4     1,234     1.0      0.8    0.2     --
Theaters                    2     2,406     2.1       --     --     --
Video Rental               35     4,510     3.8      3.8    0.6     --
Other                      10     6,145     5.2      6.0    7.3    8.4
--------------------   ------  --------   ------   ------ ------ ------
Totals                  1,072  $117,199   100.0%   100.0% 100.0% 100.0%
====================   ======  ========   ======   ====== ====== ======

* Less than 0.1%
[FN]
(1) Annualized rental revenue is calculated by multiplying the monthly contractual base rent as of September 30, 1999 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.8 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level.) For properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

Of the 1,072 properties in the portfolio at September 30, 1999, 1,065 were single-tenant properties with the remaining properties being multi-tenant properties. As of September 30, 1999, 1,057 of the 1,065 single-tenant properties, or 99.2%, were net leased with an average remaining lease term (excluding extension options) of approximately
8.9 years.

The following table sets forth certain information regarding the timing of the lease term expirations (excluding extension options) on our 1,057 net leased, single-tenant retail properties as of September 30, 1999.

               Number of            Annualized           Percent of
                Leases             Rent (1) (2)          Annualized
 Year         Expiring (2)        (in thousands)            Rent
------        ------------       --------------          ----------
 1999              15               $    783                 0.7%
 2000              36                  1,895                 1.7
 2001              47                  3,926                 3.5
 2002              85                  6,789                 6.0
 2003              68                  5,669                 5.1
 2004             115                  9,753                 8.7
 2005              81                  6,011                 5.4
 2006              28                  2,535                 2.3
 2007              94                  6,552                 5.8
 2008              68                  5,877                 5.2
 2009              24                  2,862                 2.6
 2010              42                  3,376                 3.0
 2011              38                  5,507                 4.9
 2012              52                  5,886                 5.2
 2013             103                 16,473                14.7
 2014              36                  7,178                 6.4
 2015              29                  3,164                 2.8
 2016              13                  1,992                 1.8
 2017              11                  4,130                 3.7
 2018              16                  1,614                 1.4
 2019              50                  8,135                 7.3
 2024               2                    605                 0.5
 2033               2                    940                 0.8
 2034               2                    570                 0.5
------         -------             ----------             -------
Totals          1,057               $112,222               100.0%
======         =======             ==========             =======

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of September 30, 1999 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.8 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.
                                                           Page 28

(2) This table does not include seven multi-tenant properties and eight vacant, unleased single-tenant properties owned by the Company. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

The following table sets forth certain state-by-state information regarding Realty Income's property portfolio as of September 30, 1999.

                                                Annualized
                                   Approximate   Rent (1)   Percent of
              Number of   Percent   Leasable    (in thou-   Annualized
State         Properties  Leased   Square Feet    sands)       Rent
------------  ----------  -------  -----------  ----------  ----------
Alabama              9      100%       63,300    $   636       0.5%
Arizona             31       99       211,800      3,045       2.6
Arkansas             5      100        36,700        614       0.5
California          61       95     1,039,400     13,476      11.5
Colorado            43      100       275,700      3,859       3.3
Connecticut         10      100       223,800      2,979       2.5
Delaware             1      100         5,400         72       0.1
Florida             86       99       903,500     11,831      10.1
Georgia             59       98       336,000      5,523       4.7
Idaho               12      100        58,500        845       0.7
Illinois            35      100       258,300      3,589       3.1
Indiana             29      100       170,400      2,222       1.9
Iowa                10      100        67,900        683       0.6
Kansas              23      100       240,400      2,602       2.2
Kentucky            13      100        43,500      1,107       1.0
Louisiana            5      100        39,600        500       0.4
Maryland             8      100        48,300        723       0.6
Massachusetts        8      100        57,500      1,069       0.9
Michigan            11      100        73,500      1,012       0.9
Minnesota           25      100       261,500      2,834       2.4
Mississippi         15      100       148,500      1,183       1.0
Missouri            33      100       203,800      2,599       2.2
Montana              2      100        30,000        291       0.2
Nebraska            10      100        98,700      1,236       1.1
Nevada               7      100        86,400      1,319       1.1
New Hampshire        1      100         6,400        130       0.1
New Jersey           4       75        45,400        586       0.5
New Mexico           5      100        46,000        336       0.3
New York            20       95       253,300      4,722       4.0
North Carolina      32      100       171,400      4,291       3.7
North Dakota         1      100        22,000         65       0.1
Ohio                66      100       331,200      5,312       4.5
Oklahoma            17      100       102,200      1,305       1.1
Oregon              17      100        92,400      1,246       1.1
Pennsylvania        23      100       168,600      2,285       2.0
(continued on the next page)
                                                           Page 29

(continued)
                                                Annualized
                                   Approximate   Rent (1)   Percent of
              Number of   Percent   Leasable    (in thou-   Annualized
State         Properties  Leased   Square Feet    sands)       Rent
------------  ----------  -------  -----------  ----------  ----------
South Carolina      48      100       147,000    $ 4,007       3.4%
South Dakota         1      100         6,100         82       0.1
Tennessee           25       96       221,300      2,648       2.3
Texas              155      100     1,288,900     13,964      11.9
Utah                 9      100        58,200        808       0.7
Virginia            29      100       133,100      2,848       2.4
Washington          43      100       252,600      3,381       2.9
West Virginia        2      100        16,800        156       0.1
Wisconsin           19      100       231,900      2,909       2.5
Wyoming              4      100        20,100        269       0.2
--------------  --------  -------  -----------  ----------  ---------
Totals/Average   1,072       99%    8,597,300   $117,199     100.0%
==============  ========  =======  ===========  ==========  =========

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of September 30, 1999 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.8 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The table on the next page sets forth certain information regarding the properties owned by Realty Income as of September 30, 1999, classified according to the retail business types and the level of services they provide (dollars in thousands).

                                                          Percent of
                                Number of    Annualized   Annualized
Industry                        Properties    Rent (1)       Rent
--------                        ----------   ----------   ----------
Tenants providing services
--------------------------
Automotive Service                  105      $   7,220         6.2%
Child Care                          336         28,264        24.1
Entertainment                         6          2,115         1.8
Health and Fitness                    6          3,329         2.8
Private Education                     5          1,507         1.3
Theaters                              2          2,406         2.1
Other                                 9          6,119         5.2
                               ----------    ----------   ----------
                                    469         50,960        43.5
                               ----------    ----------   ----------
Tenants selling goods and services
----------------------------------
Automotive Parts                     57          4,790         4.1
Business Services                     1            124         0.1
Convenience Stores                  103          9,597         8.2
Home Improvement                     22          4,321         3.6
Pet Supplies and Services             6          1,128         1.0
Restaurants                         178         14,367        12.3
Video Rental                         35          4,510         3.8
                               ----------    ----------   ----------
                                    402         38,837        33.1
                               ----------    ----------   ----------
Tenants selling goods
---------------------
Apparel Stores                        5          3,927         3.3
Automotive Parts                     81          4,677         4.0
Book Stores                           1            450         0.4
Consumer Electronics                 37          4,647         4.0
Craft and Novelty                     2            425         0.4
Drug Stores                           1            235         0.2
General Merchandise                  11            687         0.6
Grocery Stores                        2            694         0.6
Home Furnishings                     34          6,106         5.2
Home Improvement                     13          1,377         1.2
Office Supplies                       8          2,476         2.1
Pet Supplies                          2            467         0.4
Shoe Stores                           4          1,234         1.0
                               ----------    ----------   ----------
                                    201         27,402        23.4
                               ----------    ----------   ----------
TOTALS                            1,072      $ 117,199       100.0%
                               ==========    ==========   ==========

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of September 30, 1999 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.8 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.


THE YEAR 2000 ISSUE
===================

Some computer programs identify a year by using only two digits instead of four. This method of identification could cause these programs to fail or create erroneous results in the year 2000. This situation has been referred to generally as the Year 2000 issue.

The first essential component of our Year 2000 assessment program was to determine if our internal mission-critical computer systems were compliant. We have completed a review of our software and hardware and determined (through a combination of internal testing and vendor representations that their products have been tested and are compliant) that all internal mission-critical systems (those systems that are necessary to conduct our business activities) are Year 2000 compliant. We completed remediation of our internal computer systems in October 1999. In addition, we reviewed our non-mission critical software and hardware and have completed upgrades or replacement of third party products that were not Year 2000 compliant. The total cost of remediation associated with our corporate level computer systems was less than $30,000.

The second essential component of our Year 2000 assessment program was to ensure that our tenants are assessed for Year 2000 compliance. We corresponded with each of our tenants that represent more than 0.5% of our revenue in order to assess their readiness for the Year 2000 issue. Of this group, tenants representing approximately 98% of our revenue from these tenants have confirmed that they are Year 2000 compliant or anticipate being compliant by the end of 1999. Due to the nature of the tenants' businesses, we do not believe the Year 2000 issue will materially impact the tenants' ability to pay rent. However, in the worst case scenario for us, the failure of one or more tenants as a result of the Year 2000 issue could have a material adverse effect on our results of operations or financial position, including our ability to pay distributions for one or more periods.

The third component of our Year 2000 assessment program was to ensure that our mission-critical vendors are assessed for Year 2000 compliance. We corresponded with these significant vendors in order to assess their ability to successfully resolve the Year 2000 issue.

Of our mission-critical vendors, 100% have confirmed that they are Year 2000 compliant or anticipate being compliant by the end of 1999. Our transfer agent has advised us it is Year 2000 compliant. However, the cessation of the operations of our transfer agent could impact our ability to pay distributions.

While we are continually reviewing the Year 2000 preparedness of our key tenants and vendors, we rely on their representations and can not be assured that all of their computer systems will be Year 2000 compliant. It is possible that relevant information has not been made available for our assessment, or that potential solutions will not be within our control.

We have completed our assessment program and remediation program. Though we do not expect the Year 2000 issue to have a material adverse effect on our results of operations or financial position, there can be no assurances of that position. As part of our contingency planning, we have considered utilizing manual accounting and portfolio management processes as necessary.


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

Approximately 98.6% or 1,057 of the properties in the portfolio are leased to tenants under net leases in which the tenant is responsible for property costs and expenses. These features in the leases reduce our exposure to rising property expenses due to inflation.

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

                         Expected Maturity Data
                         ----------------------
                                      There-               Fair
                            2001      after      Total     Value (2)
                            ----      ------    ------     ---------
Fixed rate debt              --      $230.0(1)  $230.0     $207.3
Average interest rate                  7.99%      7.99%
Variable rate debt         $102.5       --      $102.5     $102.5
Average interest rate        6.28%      --        6.28%

[FN]
(1) $110 million matures in 2007, $100 million matures in 2008 and $20 million matures in 2009.
(2) The fair value of the fixed rate debt at September 30, 1999 is based upon the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

As the table incorporates only those exposures that exist as of September 30, 1999, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

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

        A report on Form 8-K was dated and filed on July 30, 1999 reporting the issuance of 1,380,000 shares of our 9 1/2% Class C Cumulative Redeemable Preferred Stock.

SIGNATURE
==========

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            REALTY INCOME CORPORATION



(Signature and Title)       /s/ GARY M. MALINO
Date: November 12, 1999     -------------------------------------
                            Gary M. Malino, Senior Vice President
                            Chief Financial Officer (Principal
                            Financial and Accounting Officer)





EXHIBIT INDEX

Exhibit No.     Description
===========     ===========

    27          Financial Data Schedule