Form 10-K405
period 1999-12-31
REALTY INCOME CORP
filed 2000-03-23
CIK 726728

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-K
                               =========

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended December 31, 1999

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

     Securities registered pursuant to Section 12 (b) of the Act:

                                              Name of Each Exchange
       Title of Each Class                    On Which Registered
   ----------------------------------------  -----------------------
   Common Stock, $1.00 Par Value             New York Stock Exchange
   Preferred Stock Purchase Rights           New York Stock Exchange
   8.25% Monthly Income Senior Notes,
     due 2008                                New York Stock Exchange
   Class B Preferred Stock, $1.00 Par Value New York Stock Exchange Class C Preferred Stock, $1.00 Par Value New York Stock Exchange
   ----------------------------------------  -----------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At March 1, 2000 the aggregate market value of the Registrant's shares of common stock, $1.00 par value, held by non-affiliates of the Registrant was $541,780,000, at the New York Stock Exchange closing price of $20.75.

As of March 1, 2000, the number of common shares outstanding was 26,808,370, the number of Class B preferred shares outstanding was 2,745,700 and the number of Class C preferred shares outstanding was 1,380,000.

Documents incorporated by reference: Part III, Item 10, 11 and 12 incorporate by reference certain specific portions of the definitive proxy statement for Realty Income Corporation's Annual Meeting to be held on May 3, 2000, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report.


FORWARD-LOOKING STATEMENTS
--------------------------

This annual report on Form 10-K, including documents incorporated by reference, contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this annual report, the words estimated, anticipated and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

    -  Our anticipated growth strategies;
    -  Our intention to acquire additional properties;
    - Anticipated trends in our business, including trends in the market for long-term net leases of freestanding, single-tenant retail properties;
    -  Future expenditures for development projects; and
    -  Availability of capital to finance our business.

Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. In particular, some of the factors that could cause actual results to differ materially are:

    -  Our continued qualification as a real estate investment trust;
    -  General business and economic conditions;
    -  Competition;
    -  Interest rates;

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

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date that this annual report was filed with the Securities and Exchange Commission. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, the forward-looking events discussed in this annual report might not occur.

                     REALTY INCOME CORPORATION
                       Index To Form 10-K
                       ==================
                                                             Page
                                                             ----
PART I
   Item 1:   Business.........................................  5
   Item 2:   Properties....................................... 27
   Item 3:   Legal Proceedings................................ 27
   Item 4:   Submission of Matters to a
             Vote of Security Holders......................... 27

PART II
   Item 5:   Market for the Registrant's Common
             Equity and Related Stockholder Matters........... 28
   Item 6:   Selected Financial Data.......................... 29
   Item 7:   Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations....................................... 31
   Item 7A:  Quantitative and Qualitative Disclosures about
             Market Risk...................................... 42
   Item 8:   Financial Statements and Supplementary Data...... 43
   Item 9:   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure........... 69

PART III
   Item 10:  Directors and Executive Officers
             of the Registrant................................ 69
   Item 11:  Executive Compensation........................... 69
   Item 12:  Security Ownership of Certain
             Beneficial Owners and Management................. 69
   Item 13:  Certain Relationships and Related
             Transactions..................................... 69

PART IV
   Item 14:  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K.......................... 70

SIGNATURES.................................................... 74
EXHIBIT INDEX................................................. 76
Schedule III:  Real Estate and Accumulated Depreciation....... F-1

PART I
======

ITEM 1:  BUSINESS
-----------------
                              THE COMPANY
                              ===========

Realty Income Corporation, "The Monthly Dividend Company", a Maryland corporation ("Realty Income", the "Company", "us", "our" or "we") is organized to operate as an equity real estate investment trust ("REIT"). We are a fully integrated, self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. As of December 31, 1999, we owned a diversified portfolio of 1,076 retail properties located in 45 states with over 8.6 million square feet of leasable space leased to 72 separate retail chains doing business in 23 separate retail industries. Of the 1,076 properties in the portfolio, 1,069 are single-tenant retail properties with the remainder being multi-tenant properties. As of December 31, 1999, 1,052, or 98.4%, of the 1,069 single-tenant properties were leased with an average remaining lease term (excluding extension options) of approximately 8.7 years.

Our primary business objective is to generate dependable monthly dividends from a consistent and predictable level of funds from operations ("FFO") per share. Additionally, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties.

Our portfolio management focus includes:
     -  Contractual rent increases on existing leases;
     - Rental increases at the termination of existing leases when market conditions permit; and
     - The active management of our property portfolio, including selective sales of properties.

Our acquisition of additional properties adheres to a focused strategy of acquiring primarily:
     -  Freestanding, single-tenant, retail properties;
     -  Properties leased to regional and national retail chains; and
     -  Properties under long-term, net-lease agreements.

We typically acquire, then lease back, retail store locations from chain store operators, providing capital to the operators for continued expansion and other corporate purposes. Our acquisitions and investment activities are concentrated in well-defined target markets and focus generally on middle-market retailers providing goods and services that satisfy basic consumer needs.

Our net-lease agreements generally:
    -  Are for initial terms of 10 to 20 years;
    - Require the tenant to pay a minimum monthly rent and property operating expenses (taxes, insurance and maintenance); and
                                                             Page 5

    - Provide for future rent increases (typically subject to ceilings) based on increases in the consumer price index, fixed increases, or additional rent calculated as a percentage of the tenant's gross sales above a specified level.

Realty Income was formed on September 9, 1993 in the State of Delaware and reincorporated in Maryland in May 1997. Realty Income commenced operations as a REIT on August 15, 1994 through the merger of 25 public and private real estate limited partnerships with and into the Company. Each of the partnerships was formed between 1970 and 1989 for the purpose of acquiring and managing long-term, net-leased properties.

The five senior officers of the Company, who have each managed our properties and operations for between 2 and 14 years, owned 0.6% of the Company's outstanding common stock with a market value of $3.3 million as of March 1, 2000. The directors and five senior officers of the Company, as a group, owned 2.6% of the Company's outstanding common stock with a market value of $14.4 million as of March 1, 2000.

Realty Income's common stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "O", our central index key ("CIK") number is 726728 and cusip number is 756109-104.

Realty Income's 8.25% Monthly Income Senior Notes due 2008, are listed on the NYSE under the ticker symbol "OUI". The cusip number of these notes is 756109-203.

Realty Income has 44 employees as of March 1, 2000.


                          RECENT DEVELOPMENTS
                          ===================

ACQUISITION OF 110 PROPERTIES DURING 1999. During 1999, we acquired 110 additional properties (the "New Properties"), and selectively sold three properties, increasing the number of properties in the portfolio by 10.9% to 1,076 properties at December 31, 1999 from 970 properties at December 31, 1998. During 1999, we diversified our portfolio with the addition of two new retail industries, Entertainment and Theaters, and eight new retail chains.

During 1999, we invested $181.4 million in New Properties and properties under development (excluding estimated unfunded development costs on properties under construction at December 31, 1999 of $15.4 million). The weighted average annual unleveraged return on the $181.4 million invested in 1999 is estimated to be 10.5%, computed as estimated contractual net operating income (which in the case of a net-leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs of each property. Since it is possible that a tenant could default on the payment of contractual rent, no assurance can be given that the actual return on the funds invested will not differ from the foregoing percentage.

The New Properties are leased to 21 separate retail chains operating in 16 different retail industries, are located in 26 states, will contain approximately 948,000 leasable square feet and are 100% leased under net leases, with an average initial lease term of 17.4 years. Of the New Properties, 102 were occupied as of March 1, 2000 and the remaining properties were pre-leased and under construction pursuant to contracts under which the tenants have agreed to develop the properties (with development costs funded by the Company) and to begin paying rent when the premises open for business.

INCREASES IN MONTHLY DISTRIBUTIONS TO COMMON STOCKHOLDERS. In April, July and October 1999, and January 2000, the monthly distributions to common stockholders were increased $0.0025 to $0.1725, $0.1750, $0.1775 and $0.1800 per share, respectively. We are committed to our policy of paying monthly distributions to common stockholders. During 1999, we paid three distributions of $0.1700 per common share, three distributions of $0.1725 per common share, three distributions of $0.1750 per common share, and three distributions of $0.1775 per common share. Common stock distributions for 1999 totaled $2.085 per share. In December 1999, January 2000 and February 2000, we declared distributions of $0.18 per common share, which were paid on January 18, 2000, February 15, 2000 and March 15, 2000, respectively. The monthly distribution of $0.18 per common share represents a current annualized distribution of $2.16 per share, and an annualized distribution yield of approximately 10.4% based on the last reported sale price of our common stock on the NYSE of $20.75 on March 1, 2000. Although we expect to continue our policy of paying monthly distributions, there can be no assurance that the current level of distributions per share will be maintained by the Company, that we will continue our pattern of increasing distributions per share, or as to the actual distribution yield for any future period.

UNSECURED REVOLVING CREDIT FACILITIES. In December 1999, we entered into a $200 million, three-year, revolving unsecured acquisition credit facility, which expires in December 2002. Simultaneously with the execution of the $200 million credit facility our $170 million credit facility was cancelled. As of March 1, 2000, we had $70.7 million available for borrowing under the $200 million credit facility. At that time, the outstanding balance was $129.3 million with an effective interest rate of 7.3%.

In February 2000, we entered into a $25 million, three-year, revolving credit facility, which expires in February 2003. This credit facility can be used for the acquisition of property and for making capital contributions to subsidiaries for the purpose of acquiring properties.

STOCK AND SENIOR DEBT REPURCHASE PROGRAM. In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common and preferred shares and senior debt securities during the next 12 months. We may make periodic purchases on the open market at prevailing prices or in privately negotiated transactions. The purchases will be funded using available working capital which consists primarily of cash flow from operations.

FORMATION OF SUBSIDIARY. In January 2000, we formed Crest Net Lease, Inc., of which we own 95% of the common stock, all of which is non-voting, and certain members of management own 5% of the common stock, all of which is voting stock. Crest Net Lease was created to actively buy and sell certain select properties, primarily to buyers using tax-deferred exchanges, under
Section 1031 of the Internal Revenue Service Code.

PREFERRED STOCK OFFERINGS.  In May 1999, we issued 2,760,000 shares of
9 3/8% Class B cumulative redeemable preferred stock (the "Class B Preferred") at a price of $25.00 per share. The Class B Preferred trades on the New York Stock Exchange ("NYSE") under the symbol "OprB" and its cusip number is 756109-302. Dividends on the Class B Preferred are payable quarterly. The net proceeds of $66.5 million were used to pay down bank borrowings.

In July 1999, we issued 1,380,000 shares of 9 1/2% Class C cumulative redeemable preferred stock (the "Class C Preferred") at a price of $25.00 per share. The Class C Preferred trades on the NYSE under the symbol "OprC" and its cusip number is 756109-500. Dividends on the Class C Preferred are payable monthly. The net proceeds of $33.2 million were used to pay down bank borrowings.

NOTES OFFERING. In January 1999, we issued $20 million of 8.0% unsecured senior notes due 2009 (the "1999 Notes"). The 1999 Notes were sold at 98.757% of par to yield 8.1%. The proceeds from the offering were used to pay down bank borrowings and for other corporate purposes. Currently, there is no formal trading market for the 1999 Notes and we have not listed and do not intend to list the 1999 Notes on any securities exchange.


                 BUSINESS PHILOSOPHY AND STRATEGY
                 ================================

INVESTMENT PHILOSOPHY. We believe that the long-term ownership of an actively managed, diversified portfolio of retail properties under long-term, net-lease agreements produces consistent, predictable income. Under a net-lease agreement, the tenant agrees to pay a minimum monthly rent and property operating expenses (taxes, maintenance, and insurance) plus, typically, future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenant's gross sales above a specified level. We believe that long-term leases, coupled with the tenant's responsibility for property expenses, generally produce a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

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

The Internet has become an important delivery channel for many retail businesses and our investment strategy has positioned us to compete in such an environment. Many research analysts and experts in retail trends believe that bricks and mortar retail businesses will successfully co-exist with Internet retail businesses. We believe that the companies most vulnerable, and possibly subject to the greatest impact from the Internet, are retail chains that sell books, consumer electronics, music, office supplies, and, possibly, pharmaceuticals.

Our exposure to these types of retail chains is minimal. We believe retail chains that provide services rather than goods, such as child care centers and auto service stores, as well as those that provide a service with their products, such as restaurants, convenience stores and home improvement stores, have tended to be more stable operators than retailers that only sell goods. Historically, our investment focus has been on retail industries that have a service component because we believe the lease revenue from these types of businesses is more stable. Because of this investment focus, as of January 1, 2000, over 76% of our annualized revenue is derived from retailers with a service component in their business. We believe these service-oriented businesses would be difficult to duplicate over the Internet and, as a result, our property portfolio should be fairly well positioned for competition from Internet businesses.

CREDIT STRATEGY. Realty Income principally provides sale leaseback financing primarily to less than investment grade retail chains. Since 1970 and through December 31, 1999, Realty Income has acquired and leased back to regional and national retail chains 1,054 properties (including 36 properties that have been sold) and has collected in excess of 98% of the original contractual rent obligations on those properties. We believe that within this market we can achieve an attractive risk-adjusted return on the financing that we provide to retailers.

We believe that the primary financial obligations of most retailers typically include their bank and other debt, payment obligations to suppliers and real estate lease obligations. Because we own the land and buildings on which the tenant conducts its retail business, we believe that the risk of default on the retailers' lease obligations is less than the retailers' unsecured general obligations. It has been our experience that since retailers must retain their profitable retail locations in order to survive in the event of reorganization they are less likely to reject a lease for a profitable location, which would terminate their right to use the property. Thus, as the property owner, we believe we will fare better than unsecured creditors of the same retailer in the event of reorgani-zation. If a property is rejected by the tenant during the reorganization, we still own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on the real estate leases can be further mitigated by monitoring the performance of the retailers' individual unit locations and selling those units that are weaker performers.

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

ACQUISITION STRATEGY. We seek to invest in industries in which several, well-organized, regional and national chains are capturing market share through service, quality control, economies of scale, mass media advertising, and the selection of prime retail locations. We execute our acquisition strategy by acting as a source of capital to regional and national retail chain stores in a variety of industries by acquiring, then leasing back, their retail store locations. We undertake thorough research and analysis to identify appropriate industries, tenants, and property locations for investment. The abundance of information on the Internet adds to our research capabilities and allows us to uncover net-lease opportunities in markets where our real estate financing program adds value. In selecting real estate for potential investment, we generally seek to acquire properties that have the following characteristics:

    -  Freestanding, commercially zoned property with a single tenant;
    - Properties that are important retail locations for regional and national retail chains;
    - Properties that are located within attractive demographic areas relative to the business of their tenants, with high visibility and easy access to major thoroughfares; and
    - Properties that can be purchased with the simultaneous execution or assumption of long-term, net-lease agreements, providing the opportunity for both current income and future rent increases.

PORTFOLIO MANAGEMENT STRATEGY. The active management of the property portfolio is an essential component of our long-term strategy. We continually monitor our portfolio for changes that could affect the performance of the industries, tenants, and locations in which we have invested. The portfolio is analyzed on an ongoing basis with a view towards optimizing performance and returns. Realty Income's investment committee meets frequently and is made up of our Chief Executive Officer and two Executive Vice Presidents. Our investment committee reviews industry research, tenant research, property due diligence, and significant portfolio management activities. This monitoring typically includes ongoing review and analysis of:

    -  The performance of various retail industries;
    - The operation, management, business planning, and financial condition of the tenants; and
    - The health of the individual markets in which we own properties, from both an economic and real estate standpoint.

In November 1999, we implemented a plan to sell three of our multi-tenant locations. We anticipate these properties will be sold in 2000. At December 31, 1999, they had a combined carrying value of $29 million.

CAPITAL MARKETS STRATEGY. We have a $200 million revolving, unsecured acquisition credit facility that expires in December 2002 and a $25 million revolving, unsecured credit facility that expires in February 2003. As of March 1, 2000, the outstanding balance on the $200 million credit facility was $129.3 million with an effective interest rate of approximately 7.3%. At March 1, 2000, no balance was outstanding on the $25 million credit facility. A commitment fee of 0.225% per annum accrues on the total credit commitment of each credit facility. The $200 million credit facility has been and is expected to be used to acquire additional retail properties leased to regional and national retail chains under long term net lease agreements. The $25 million credit facility can be used for the acquisition of property and for making capital contributions to subsidiaries for the purpose of funding the acquisition of properties.

We use our credit facilities as a vehicle for the short-term financing of the acquisition of new properties. When outstanding borrowings under the $200 million credit facility reach a certain level (generally in the range of $75 to $175 million) and capital is available on acceptable terms, we generally seek to refinance those borrowings with the net proceeds of long-term or permanent financing, which may include the issuance of common stock, preferred stock, convertible preferred stock, debt securities or convertible debt securities. We cannot assure you, however, that we will be able to obtain any such refinancing or that market conditions prevailing at the time of refinancing will enable us to issue equity or debt securities upon acceptable terms. We intend to pay off borrowings on our $25 million credit facility with proceeds from the sale of properties acquired by us or our subsidiaries. We believe that we are best served by a conservative capital structure, with a majority of our capital consisting of equity. As of March 1, 2000, our total outstanding credit facility borrowings and outstanding notes were $359.3 million or approximately 35.3% of our total capitalization of $1.0 billion (defined as shares of our common stock outstanding multiplied by the last reported sales price of the common stock on the NYSE on March 1, 2000 of $20.75 per share plus the liquidation value of the Class B Preferred Stock, the Class C Preferred Stock, the outstanding borrowings on the credit facilities and outstanding notes at March 1, 2000).

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

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and investment grade long-term unsecured debt. We believe that the Company is best served by having the majority of our future issuances of securities be in the form of common stock. The Company will issue common stock when we believe that the share price of our common stock is at a level that allows for the proceeds of any offering to be invested on an accretive basis into additional properties or to pay down any short-term borrowings on our credit facilities. We do not presently view our price per common share as attractive for additional issuances of common stock. We do not anticipate issuing additional shares of common stock until we determine the common stock price has risen to acceptable levels. In addition, we seek to maintain a conservative debt level on our balance sheet, which should result in conservative interest and fixed charge coverage ratios. We do not anticipate issuing significant amounts of additional debt until additional equity can be issued to offset the increase in debt. If the share price levels do not increase and we do not issue additional equity or debt, we will reduce our level of property acquisitions. In these circumstances, we intend to achieve our growth objectives by investing cash flow in excess of distributions and stock repurchases, and by strategically selling properties that have appreciated in value and investing the proceeds in new properties that will generate rental revenue in excess of those generated by the properties that were sold.

COMPETITIVE STRATEGY. We believe that, to utilize our investment philosophy and strategy most successfully, we must seek to maintain the following competitive advantages:

- Size and Type of Investment Properties: We believe that smaller ($500,000 to $10,000,000) retail net-leased properties represent an attractive investment opportunity in today's real estate environment. Due to the complexities of acquiring and managing a large portfolio of relatively small assets, we believe that these types of properties have not experienced significant institutional participation or the corresponding yield reduction experienced by larger income producing properties. We believe the less intensive day to day property management required by net-lease agreements, coupled with the active management of a large portfolio of smaller properties by us, is an effective investment strategy. The tenants of our freestanding retail properties generally provide goods and services which satisfy basic consumer needs. In order to grow and expand, they generally need capital. Since the acquisition of real estate is typically the single largest capital expenditure of many of these retailers, our method of purchasing the property and then leasing it back under a net-lease arrangement allows the retail chain to free up capital.

- Investment in New Retail Industries: Though we specialize in single-tenant properties, we will seek to further diversify our portfolio among a variety of retail industries. We believe that diversification will allow us to invest in retail industries that are currently growing and have characteristics we find attractive. These characteristics include, but are not limited to, retail industries dominated by local operators where regional and national chain operators can gain market share and dominance through more efficient operations, as well as industries taking advantage of major demographic shifts in the population base. During 1999, we added two new retail industries to our portfolio, Entertainment and Theaters, bringing the total number of retail industries in our portfolio to 23.

- Diversification: Diversification of the portfolio by retail industry type, tenant and geographic location is key to our objective of providing predictable investment results for our stockholders. As we expand we will seek to further diversify our portfolio. During 1999, eight new retail chains were added to our portfolio, bringing the total number of retail chains in our portfolio to 72. These retail chains operate 1,015 of our properties located in 45 states.

- Management Specialization: We believe that our management's specialization in single-tenant retail properties operated under net-lease agreements is important to meeting our objectives. We plan to maintain this specialization and will seek to employ and train high quality professionals in this specialized area of real estate ownership, finance and management.

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

                               PROPERTIES
                               ==========

As of December 31, 1999, we owned a diversified portfolio of 1,076 properties located in 45 states with over 8.6 million square feet of leasable space. At December 31, 1999, 1,052 or 97.8% of the 1,076 properties were under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.

Our net-leased retail properties are primarily leased to regional and national retail chain store operators. The average leasable retail space of the 1,076 properties is approximately 8,000 square feet on approximately 56,000 square feet of land. Generally, buildings are single-story properties with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to a sufficient population base to constitute a suitable market or trade area for the retailer's business.

The table on the next page sets forth certain information regarding our 1,076 properties classified according to the business of the respective tenants (dollars in thousands):

                                  Annualized        Percentage of Total
                                  Rent as of        Rental Revenue for
                       Number    Jan. 1, 2000(1)         the Year
                         of    -------------------  -------------------
                        Prop-  Rental   Percentage
Industry               erties  Revenue   of Total   1999   1998   1997
--------------------   ------  -------- ---------- ------ ------ ------
Apparel Stores              5  $  3,927     3.4%     3.8%   4.1%   0.7%
Automotive Parts          141     9,707     8.3      8.6    7.8    9.1
Automotive Service        105     6,723     5.7      6.6    7.5    6.4
Book Stores                 1       450     0.4      0.5    0.6    0.5
Business Services           1       124     0.1      0.1      *     --
Child Care                336    28,275    24.2     25.3   29.2   35.9
Consumer Electronics       37     4,659     4.0      4.4    5.4    6.5
Convenience Stores        104     9,759     8.3      7.2    6.1    5.5
Craft and Novelty           2       425     0.4      0.4      *     --
Drug Stores                 1       235     0.2      0.2    0.1     --
Entertainment               6     2,293     2.0      1.2     --     --
General Merchandise        11       687     0.6      0.6      *     --
Grocery Stores              2       719     0.6      0.5      *     --
Health and Fitness          7     3,930     3.4      0.6    0.1     --
Home Furnishings           34     6,107     5.2      6.5    7.8    5.6
Home Improvement           34     4,281     3.7      3.6      *     --
Office Supplies             8     2,476     2.1      2.6    3.0    1.7
Pet Supplies and
   Services                 8     1,612     1.4      1.1    0.6    0.2
Private Education           6     1,695     1.4      1.2    0.9     --
Restaurants               177    14,355    12.3     13.3   16.2   19.8
Shoe Stores                 4     1,234     1.0      1.1    0.8    0.2
Theaters                    2     2,406     2.1      0.6     --     --
Video Rental               35     4,510     3.8      4.3    3.8    0.6
Other                       9     6,331     5.4      5.7    6.0    7.3
--------------------   ------  --------   ------   ------ ------ ------
Totals                  1,076  $116,920   100.0%   100.0% 100.0% 100.0%
====================   ======  ========   ======   ====== ====== ======

* Less than 0.1%
[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of January 1, 2000 for each of the properties by 12 and adding the previous twelve month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

Of the 1,076 properties in the portfolio at January 1, 2000, 1,069 were single-tenant properties with the remaining properties being multi-tenant properties. As of January 1, 2000, 1,052 of the 1,069 single-tenant properties, or 98.4%, were leased with an average remaining lease term (excluding extension options) of approximately 8.7 years.

During 1999, 31 of our leases expired. Of these leases, 26 were released to the same tenant, four were leased to different tenants in the same industry and one location is being marketed for lease or sale.

The following table sets forth certain information regarding the timing of the initial lease term expirations (excluding extension options) on our 1,052 net leased, single-tenant retail properties as of January 1, 2000 (dollars in thousands).

               Number of                                 Percent of
                Leases              Annualized           Annualized
 Year         Expiring (2)         Rent (1) (2)             Rent
------        ------------       --------------          ----------
  2000             38               $  2,017                 1.8%
  2001             48                  3,958                 3.6
  2002             84                  6,728                 6.0
  2003             72                  5,888                 5.3
  2004            119                  9,926                 8.9
  2005             82                  6,098                 5.5
  2006             28                  2,546                 2.3
  2007             94                  6,494                 5.8
  2008             67                  5,812                 5.2
  2009             29                  3,270                 3.0
  2010             42                  3,371                 3.0
  2011             35                  5,315                 4.8
  2012             50                  5,738                 5.1
  2013             96                 15,580                13.9
  2014             40                  6,859                 6.1
  2015             30                  3,326                 3.0
  2016             13                  2,011                 1.8
  2017             11                  4,130                 3.7
  2018             16                  1,614                 1.4
  2019             52                  8,755                 7.8
  2024              2                    605                 0.5
  2033              2                  1,118                 1.0
  2034              2                    570                 0.5
               -------             ----------             -------
  Totals        1,052               $111,729               100.0%
               =======             ==========             =======

[FN]
(1) Annualized Rent is calculated by multiplying the monthly contractual base rent as of January 1, 2000 for each of the properties by 12 and adding the previous twelve month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level.) For properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

(2) This table does not include seven multi-tenant properties and 17 vacant unleased single-tenant properties owned by the Company. The lease expirations for properties under construction are based on the estimated date of completion of these properties.

The following table sets forth certain state-by-state information regarding Realty Income's portfolio at January 1, 2000 (dollars in thousands).

                                   Approximate              Percent of
              Number of   Percent   Leasable    Annualized Annualized
State         Properties  Leased   Square Feet   Rent (1)      Rent
------------  ----------  -------  -----------  ----------  ----------
Alabama             9       100%      63,300    $    628       0.5%
Arizona            31        99      211,700       3,060       2.6
Arkansas            5       100       36,700         614       0.5
California         61        95    1,031,300      13,741      11.8
Colorado           44        96      280,500       3,809       3.3
Connecticut        10       100      223,800       2,979       2.6
Delaware            1       100        5,400          72       0.1
Florida            87        99      947,800      12,676      10.8
Georgia            59        97      331,000       5,515       4.7
Idaho              11       100       52,000         752       0.6
Illinois           35       100      258,300       3,639       3.1
Indiana            29       100      170,400       2,213       1.9
Iowa               10       100       67,900         692       0.6
Kansas             23       100      240,500       2,629       2.3
Kentucky           13       100       43,500       1,114       1.0
Louisiana           5       100       39,600         501       0.4
Maryland            8       100       48,300         727       0.6
Massachusetts       8       100       57,500       1,069       0.9
Michigan           10       100       68,100         973       0.8
Minnesota          25       100      261,500       2,849       2.4
Mississippi        16       100      152,100       1,282       1.1
Missouri           33       100      204,500       2,600       2.2
Montana             2       100       30,000         289       0.3
Nebraska           10       100       98,700       1,240       1.1
Nevada              7       100       86,400       1,323       1.1
New Hampshire       1       100        6,400         130       0.1
New Jersey          4        75       45,400         586       0.5
New Mexico          5       100       46,000         339       0.3
New York           20        95      253,300       4,723       4.0
North Carolina     33        91      174,200       2,936       2.4
North Dakota        1       100       22,000          65       0.1
Ohio               67       100      341,200       5,400       4.6
(table continued next page)

                                                             Page 18

(table continued)

                                   Approximate              Percent of
              Number of   Percent   Leasable    Annualized Annualized
State         Properties  Leased   Square Feet   Rent (1)      Rent
------------  ----------  -------  -----------  ----------  ----------
Oklahoma           17       100      102,200       1,284       1.1
Oregon             17       100       92,400       1,225       1.1
Pennsylvania       23       100      168,600       2,296       2.0
South Carolina     48        98      147,000       3,924       3.4
South Dakota        2       100       12,600         170       0.2
Tennessee          25        96      221,300       2,652       2.3
Texas             155       100    1,290,700      13,958      11.9
Utah                8       100       51,700         701       0.6
Virginia           30        93      140,800       2,843       2.4
Washington         43       100      252,600       3,326       2.9
West Virginia       2       100       16,800         156       0.1
Wisconsin          19       100      231,900       2,954       2.5
Wyoming             4       100       20,100         266       0.2
                ------    ------   ---------   ----------   -------
Totals/Average  1,076        98%   8,648,000    $116,920     100.0%
                ======    ======   =========   ==========   =======

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of January 1, 2000 for each of the properties by 12 and adding the previous twelve month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table sets forth certain information regarding the properties owned by Realty Income as of January 1, 2000, classified according to the business of the respective tenants (dollars in thousands).

                                                          Percent of
                                Number of    Annualized   Annualized
Industry                        Properties    Rent (1)       Rent
--------                        ----------   ----------   ----------
Tenants providing services
--------------------------
Automotive Service                  105      $   6,723         5.7%
Child Care                          336         28,275        24.2
Entertainment                         6          2,293         2.0
Health and Fitness                    7          3,930         3.4
Private Education                     6          1,695         1.4
Theaters                              2          2,406         2.1
Other                                 9          6,331         5.4
                               ----------    ----------   ----------
                                    471         51,653        44.2
                               ----------    ----------   ----------
Tenants selling goods and services
----------------------------------
Automotive Parts                     60          5,100         4.4
Business Services                     1            124         0.1
Convenience Stores                  104          9,759         8.3
Home Improvement                     21          2,903         2.5
Pet Supplies and Services             6          1,146         1.0
Restaurants                         177         14,355        12.3
Video Rental                         35          4,510         3.8
                               ----------    ----------   ----------
                                    404         37,897        32.4
                               ----------    ----------   ----------
Tenants selling goods
---------------------
Apparel Stores                        5          3,927         3.4
Automotive Parts                     81          4,606         3.9
Book Stores                           1            450         0.4
Consumer Electronics                 37          4,659         4.0
Craft and Novelty                     2            425         0.4
Drug Stores                           1            235         0.2
General Merchandise                  11            687         0.6
Grocery Stores                        2            719         0.6
Home Furnishings                     34          6,107         5.2
Home Improvement                     13          1,378         1.2
Office Supplies                       8          2,476         2.1
Pet Supplies                          2            467         0.4
Shoe Stores                           4          1,234         1.0
                               ----------    ----------   ----------
                                    201         27,370        23.4
                               ----------    ----------   ----------
TOTALS                            1,076      $ 116,920       100.0%
                               ==========    ==========   ==========
                                                             Page 20

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of January 1, 2000 for each of the properties by 12 and adding the previous twelve month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

DESCRIPTION OF LEASING STRUCTURE. At December 31, 1999, 1,052 or 97.8% of the Company's 1,076 properties were leased pursuant to net leases. In most cases, the leases:

    - Were for initial terms of from 10 to 20 years and the tenant has an option to extend the initial term;
    - In general, the leases require the tenant to pay property taxes, insurance, and expenses of maintaining the property;
    - Generally provide for a minimum base rent plus future increases (typically subject to ceilings) based on increases in the consumer price index, additional rent based upon the tenant's gross sales above a specified level (i.e., percentage rent) or fixed increases. Where leases provide for rent increases based on increases in the consumer price index, generally these increases permanently become part of the base rent. Where leases provide for percentage rent, this additional rent is typically payable only if the tenant's gross sales for a given period (usually one year) exceed a specified level, and then is typically calculated as a percentage of only the amount of gross sales in excess of that level.

Matters Pertaining to Certain Properties and Tenants
----------------------------------------------------

Seventeen of our properties were vacant as of January 1, 2000 (all of which are single-tenant properties) and available for lease. Eight of the vacant properties were previously leased to automotive service facility operators, three to restaurant operators, two to automotive parts store operators, two to child care operators, one to a home furnishings store operator and one to a convenience store operator. As of January 1, 2000, 19 of our properties under lease were vacant and available for sublease by the tenants, all of which were current with their rent and other obligations.

Our two largest tenants are Children's World Learning Centers and La Petite Academy, which accounted for approximately 13.8% and 10.3%, respectively, of our rental revenue for the year ended December 31, 1999. No other tenant comprised 10% or more of our rental revenue. In general, a downturn in the industry represented by these tenants, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in this industry, which in turn could materially adversely affect our financial position and results of operations and our ability to make distributions to stockholders and debt service payments. In addition, a substantial number of our properties are leased to middle market retail chains which generally have more limited financial and other resources than certain upper market retail chains, and therefore are more likely to be adversely affected by a downturn in their respective business or in the regional or national economy generally.

Our tenants in the child care and restaurant industries accounted for approximately 25.3% and 13.3%, respectively, of our rental revenue for the year ended December 31, 1999. A downturn in any of these industries generally, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in those industries, which in turn could materially adversely affect our financial position and results of operations and our ability to make distributions to stockholders and debt service payments.

In November 1999, Econo Lube N' Tune filed for reorganization under Chapter 11 of the Federal Bankruptcy Code, and rejected nine of our 34 leases with them. One of the rejected locations was leased to another tenant in December 1999, and we anticipate the remaining eight locations to be leased or sold during the second or third quarter of 2000. Econo Lube N' Tune is currently operating the remaining 25 locations, and we anticipate that they will accept these locations, although we cannot assure you that they will continue to pay rent for the remaining terms of the leases.

Development of Certain Properties
---------------------------------

Of the 110 New Properties we acquired in 1999, 102 were occupied as of March 1, 2000 and the remaining 8 were pre-leased and under construction pursuant to contracts under which tenants or developers have agreed to develop the properties (with development costs funded by us) with rent commencing when the premises open for business. In the case of development properties, we either enter into an agreement with a tenant where the tenant retains a contractor to construct the improvements and we fund the costs of that development, or we fund a developer who constructs the improvements. In either case, there is an executed lease and there is a requirement to complete the construction on a timely basis, generally within eight months after we purchase the land. Generally, the tenant or developer is required to pay construction cost overruns to the extent they exceed the construction budget by more than a predetermined amount. We also enter into a lease with the tenant at the time we purchase the land, which generally requires that the tenant begin paying base rent, calculated as a percentage of our acquisition cost for the property, including construction costs and capitalized interest, when the premises open for business. During 1999, we acquired 37 development properties, 29 of which have been completed, were operating and paying rent as of March 1, 2000.
We will continue to seek to acquire land for development under similar arrangements.

                       DISTRIBUTION POLICY
                       ===================

Distributions are paid to our common stockholders and Class C Preferred stockholders on a monthly basis and paid to our Class B Preferred stockholders on a quarterly basis if, as and when declared by our Board of Directors. The Class B Preferred receive cumulative distributions at a rate of 9.375% per annum of the $25 per share liquidation preference (equivalent to $2.344 per annum per share). The Class C Preferred receive cumulative distributions at a rate of 9.5% per annum of the $25 per share liquidation preference (equivalent to $2.375 per annum per share).

The March 2000 distribution of $0.18 per common share represents a current annualized distribution of $2.16 per share, and an annualized distribution yield of approximately 10.4% based on the last reported sale price of $20.75 of our common stock, on the NYSE on March 1, 2000. In order to maintain our tax status as a REIT for federal income tax purposes, we are generally required to distribute dividends to our stockholders aggregating annually at least 95% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains). In 1999, our distributions totaled approximately 109.5% of our REIT taxable income. We intend to continue to make distributions to our stockholders that are sufficient to meet this requirement.

Future distributions by us will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code"), our debt service requirements and other factors as the Board of Directors may deem relevant. In addition, our credit facilities contain financial covenants which could limit the amount of distributions payable by us in the event of a deterioration in the results of operations or financial condition of the Company, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facilities.

Distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction in the stockholders' basis in its stock to the extent of that basis, and thereafter as a gain from the sale of the stock. Approximately 9.5% of the distributions made or deemed to have been made in 1999 were classified as a return of capital for federal income tax purposes. We are unable to predict the portion of 2000 or future distributions which may be classified as a return of capital since the amount depends on our taxable income for the entire year.

                              OTHER ITEMS
                              ===========

COMPETITION FOR ACQUISITION OF REAL ESTATE. We face competition in the acquisition, operation and sale of property. We expect competition from:

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

We are not aware of any material environmental problems at this time; however, there may be environmental problems associated with our properties that we are unaware of. In that regard, a number of our properties are leased to operators of oil change and tune-up facilities, and convenience stores that sell petroleum-based fuels. These facilities, or other of our properties, use, or may have used in the past, underground tanks for the storage of petroleum-based or waste products which could create a potential for release of hazardous substances.

The presence of hazardous substances on a property may adversely affect our ability to sell that property and we may incur substantial remediation costs. Although our leases generally require our tenants to operate in compliance with all applicable federal, state and local laws, ordinances and regulations and to indemnify us against any environmental liabilities arising from the tenant's activities on the property, we could nevertheless be subject to strict liability by virtue of our ownership interest, and there can be no assurance that our tenants would satisfy their indemnification obligations under the leases.

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

TAXATION OF THE COMPANY. We believe that we have operated, and we intend to continue to operate, so as to qualify as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 1994. Although we believe that we are in compliance with all REIT qualification rules and we are organized and operate as a REIT, we can not completely assure you that we will continue to be so organized or that we will be able to operate in a manner so as to qualify or remain so qualified.

Qualification as a REIT involves the satisfaction of numerous requirements under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations, and the determination of various factual matters and circumstances not entirely within our control.

We cannot assure you that legislation, new regulations, administrative interpretations or court decisions will leave unchanged the tax laws with respect to qualification as a REIT or the federal income tax consequences of those qualifications.

If we were to fail to qualify as a REIT in any taxable year:

    - We would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;
    - We would not be allowed a deduction in computing our taxable income for amounts distributed to our stockholders;
    - We would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would substantially reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability for the years involved; and
    - We would no longer be required to make distributions to stockholders.
                                                             Page 25

Even if we qualify for and maintain our REIT status, we are subject to certain federal, state and local taxes on our income and property. For example, if we have net income from a prohibited transaction, that income will be subject to a 100% tax.

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

In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year, and any amount of that income that was not distributed in prior years.

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

DILUTION OF COMMON STOCK. Our future growth will depend in large part upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of holders of common stock. Likewise, our Board of Directors is authorized to cause us to issue preferred stock of any class or series (with dividend, voting and other rights as determined by the Board of Directors). Accordingly, the Board of Directors may authorize the issuance of preferred stock with voting, dividend and other similar rights that could dilute, or otherwise adversely affect, the interests of holders of Common Stock.

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

     -  Changes in market rental rates;
     -  Inability to lease properties upon termination of existing leases;
     -  Renewal of leases at lower rental rates;
     - Inability to collect rents from tenants due to financial hardship, including bankruptcy, and sales declines due to the impact from Internet commerce;
     - Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;
     -  Uninsured property liability;
     -  Property damage or casualty losses;
     - Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws; and
     -  Acts of God and other factors beyond the control of our management.

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

PART II
=======

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
----------------------------------------------------------

A. The common stock of the Company is traded on the New York Stock Exchange under the ticker symbol "O." The following table shows the high and low sales prices per share for our common stock as reported by the New York Stock Exchange composite tape, and distributions declared per share of common stock by us for the periods indicated.

                              Price Per Share
                              of Common Stock
                            -------------------    Distributions
1999                          High        Low       Declared (1)
-----------------------------------------------------------------
First quarter               $24.8750    $20.3750       $0.5125
Second quarter               25.0000     20.8125        0.5200
Third quarter                24.3125     22.3125        0.5275
Fourth quarter               23.6250     20.0000        0.5350
                                                       -------
                                                       $2.0950
                                                       =======

[FN]
(1) Common stock distributions currently are declared monthly by us based on financial results for the prior months. At December 31, 1999 a distribution of $0.18 per common share had been declared and was paid on January 18, 2000.

                              Price Per Share
                              of Common Stock
                            -------------------    Distributions
1998                          High        Low       Declared
-----------------------------------------------------------------
First quarter               $27.1875    $25.2500       $0.4825
Second quarter               27.2500     25.4375        0.4900
Third quarter                27.3750     23.4375        0.4975
Fourth quarter               25.6875     23.9375        0.5050
                                                       -------
                                                       $1.9750
                                                       =======

B. There were approximately 13,600 holders of record of Realty Income's shares of common stock as of March 1, 2000.



                                                               Page 28

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------
(not covered by Independent Auditors' Report)


                   As of or for the years ended December 31,
                 (dollars in thousands, except per share data)
              --------------------------------------------------
                 1999       1998       1997       1996       1995
              ========== ========== ========== ========== ==========
Total assets
 (book value) $  905,404 $  759,234 $  577,021 $  454,097 $  417,639
Cash and cash
 equivalents         773      2,533      2,123      1,559      1,650
Lines of credit and
 notes payable   349,200    294,800    132,600     70,000     18,597
Total
 liabilities     370,573    309,025    143,706     79,856     36,218
Stockholders'
 equity          534,831    450,209    433,315    374,241    381,421
Net cash provided
 by operating
 activities       72,154     64,645     52,692     48,073     40,312
Net change in
 cash and cash
 equivalents      (1,760)       410        564        (91)   (10,023)
Total revenue    104,510     85,132     67,897     56,957     51,555
Income from
 operations       45,295     41,004     33,688     30,768     25,582
Gain on sales
 of properties     1,301        526      1,082      1,455         18
Extraordinary item  (355)        --         --         --         --
Cumulative effect of
 change in accounting
 principle            --       (226)        --         --         --
Net income        46,241     41,304     34,770     32,223     25,600
Preferred stock
 dividends        (5,229)        --         --         --         --
Net income available
 to common stock-
 holders          41,012     41,304     34,770     32,223     25,600
Distributions
 paid to common
 stockholders     55,925     52,301     44,367     48,079     36,710

(table continued on next page)







(table continued)

                   As of or for the years ended December 31,
                 (dollars in thousands, except per share data)
              --------------------------------------------------
                 1999       1998       1997       1996       1995
              ========== ========== ========== ========== ==========

Ratio of earnings to
 fixed charges (1)  2.7x       3.8x       5.1x      13.7x       9.9x
Ratio of earnings to
 combined fixed
 charges and pre-
 ferred stock
 dividends (1)      2.3x       3.8x       5.1x      13.7x       9.9x
Basic and diluted
 net income per
 common share       1.53       1.55       1.48       1.40       1.27
Distributions
 paid per common
 share (2)         2.085      1.965      1.893      2.093      1.825
Distributions
 declared per common
 share (2)         2.095      1.975      1.895      1.710      2.215
Basic weighted
 average number
 of common shares
 outstanding  26,822,285 26,629,936 23,568,831 22,976,789 20,230,886
Diluted weighted
 average number
 of common shares
 outstanding  26,826,090 26,638,284 23,572,715 22,977,837 20,230,963

[FN]
(1) Ratio of Earnings to Fixed Charges is calculated by dividing earnings by fixed charges. For this purpose, earnings consist of net income before interest expense. Fixed charges are comprised of interest costs (including capitalized interest) and the amortization of debt issuance costs.

(2) 1996 distributions paid per common share and 1995 distributions declared per common share include a special distribution of $0.23 per share.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

GENERAL
-------

Realty Income Corporation, "The Monthly Dividend Company", a Maryland corporation ("Realty Income", the "Company", "us", "we" or "our") is organized to operate as an equity real estate investment trust ("REIT"). We are a fully integrated self-administered real estate company with in-house acquisition, leasing, legal, retail research, real estate research, portfolio management and capital markets expertise. As of December 31, 1999, we owned a diversified portfolio of 1,076 retail properties located in 45 states with over 8.6 million square feet of leasable space.

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


LIQUIDITY AND CAPITAL RESOURCES
===============================

    Cash Reserves

Realty Income is organized for the purpose of operating as an equity REIT which acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as a working capital reserve. At December 31, 1999, Realty Income had cash and cash equivalents totaling $773,000.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our acquisition credit facility.

    Capital Funding

We have a $200 million, three-year revolving, unsecured acquisition credit facility that expires in December 2002 and a $25 million, three-year revolving, unsecured credit facility that expires in 2003. The credit facilities currently bear interest at 1.225% over the London Interbank Offered Rate, or LIBOR, and offers us other interest rate options. As of March 1, 2000, borrowing capacity of $70.7 million was available to us under the $200 million credit facility and $25 million was available under the $25 million credit facility. At that time, the outstanding balances on the $200 million credit facility was $129.3 million with an effective interest rate of 7.33%. These credit facilities have been and are expected to be used to acquire additional retail properties leased to national and regional retail chains under long-term lease agreements. The $25 million credit facility can also be used for making capital contributions to subsidiaries for the purpose of acquiring properties. Any additional borrowings will increase our exposure to interest rate risk.

We expect to meet our long-term capital needs for the acquisition of properties through the issuance of public or private debt or equity. In June 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $400 million in value of common stock, preferred stock and debt securities. Through March 1, 2000, $34.5 million in value of common stock, preferred stock and debt securities has been issued under the universal shelf registration statement.

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and investment grade long-term unsecured debt. We believe that the Company is best served by having the majority of our future issuances of securities be in the form of common stock. We will issue common stock when we believe that the share price of our common stock is at a level that allows for the proceeds of any offering to be invested on an accretive basis into additional properties or to pay down any short-term borrowings on our credit facilities. We do not presently view our price per share as attractive for additional issuances of common stock.
We do not anticipate issuing additional shares of common stock until we determine the common stock price has risen to acceptable levels. In addition, we seek to maintain a conservative debt level on our balance sheet, which should result in conservative interest and fixed charge coverage ratios. We do not anticipate issuing significant amounts of additional debt until additional equity can also be issued to offset the increase in debt. If the share price levels do not increase and we do not issue additional equity or debt, we will reduce our level of property acquisitions. In these circumstances, we intend to achieve our growth objectives by investing cash flow in excess of distributions in additional retail properties and purchases of our outstanding securities, and by strategically selling properties that have appreciated in value and investing the proceeds in new properties that will generate rental revenue in excess of those generated by the properties that were sold.

In January 1999, we issued $20 million of 8.0% unsecured senior notes due 2009. The 1999 notes were sold at 98.757% of par to yield 8.1%. The proceeds from the offering were used to pay down bank borrowings. Currently, there is no formal trading market for the 1999 notes and we have not listed and do not intend to list the 1999 notes on any securities exchange.

In May 1999, we issued 2,760,000 shares of 9 3/8% Class B cumulative redeemable preferred stock (the "Class B Preferred") at a price of $25.00 per share. The Class B Preferred trades on the New York Stock Exchange, or NYSE, under the symbol "OprB" and its cusip number is 756109-302.

Dividends on the Class B Preferred are payable quarterly. The net proceeds of $66.5 million were used to repay bank borrowings.

In July 1999, we issued 1,380,000 shares of 9 1/2% Class C cumulative redeemable preferred stock (the "Class C Preferred") at a price of $25.00 per share. The Class C Preferred trades on the NYSE under the symbol "OprC" and its cusip number is 756109-500. Dividends on the Class C Preferred are payable monthly. The net proceeds of $33.2 million were used to repay bank borrowings.

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

    Property Acquisitions

During 1999, we acquired 110 additional properties (the "New Properties"), and selectively sold three properties, increasing the number of properties in the portfolio by 10.9% to 1,076 properties at December 31, 1999 from 970 properties at December 31, 1998. During 1999, we diversified our portfolio with the addition of two new industry segments, Entertainment and Theaters, and eight new retail chains. As of December 31, 1999, our portfolio of 1,076 properties consists of 72 separate retail chains doing business in 23 separate retail segments.

During 1999, we invested $181.4 million in New Properties and properties under development (including accrued development costs of $9.1 million and excluding estimated unfunded development costs on properties under construction at December 31, 1999 of $15.4 million). During 1999, we also paid $242,000 for lease commissions and $148,000 for building improvements on existing properties in our portfolio. The weighted average annual unleveraged return on the $181.4 million invested in 1999 is estimated to be 10.5%, computed as estimated contractual net operating income (which in the case of a net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs. Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will not differ from the foregoing percentage.

The New Properties are leased to 21 separate tenants operating in 16 different retail industries, are located in 26 states, will contain approximately 948,000 leasable square feet and are 100% leased under net leases, with an average initial lease term of 17.4 years. Of the New Properties, 102 were occupied as of March 1, 2000 and the remaining properties were pre-leased and under construction pursuant to contracts under which the tenants or developers have agreed to develop the properties (with development costs funded by the Company) and with the tenant to begin paying rent when the premises open for business.

During 1998, we invested $193.4 million in 149 properties and properties under development (including accrued development costs of $1.3 million and excluding estimated unfunded development costs on properties under construction at December 31, 1998 of $19.7 million). The weighted average annual unleveraged return on the $193.4 million invested in 1998 is estimated to be 10.4%, computed in the same manner as 1999's estimated weighted average annual unleveraged return. These 149 properties are located in 38 states, contain approximately 1.6 million leasable square feet and are 100% leased with an average initial lease term of 14.9 years.

    Distributions

We pay monthly distributions to our common stockholders. We paid cash distributions to our common stockholders of $55.9 million in 1999, $52.3 million in 1998 and $44.4 million in 1997. During 1999, we paid cash distributions of $3.9 million to our Class B Preferred stockholders and $1.4 million to our Class C Preferred stockholders. We pay distributions quarterly on our Class B Preferred and monthly on our Class C Preferred.

We paid distributions to our common stockholders of $2.085 in 1999, $1.965 in 1998 and $1.893 in 1997. In 1999, we paid dividends per share of $1.40 to our Class B Preferred stockholders and $0.99 to our Class C Preferred stockholders.

In December 1999, January and February 2000, we declared distributions of $0.18 per common share, which were paid on January 18, 2000, February 15, 2000 and March 15, 2000, respectively. The monthly distribution of $0.18 per share represents a current annualized distribution of $2.16 per share, and an annualized distribution yield of approximately 10.4% based on the last reported sale price of the Company's Common Stock on the NYSE of $20.75 on March 1, 2000. Although the Company expects to continue its policy of paying monthly distributions, we cannot assure you that we will maintain the current level of distributions per share, that we will continue our pattern of increasing distributions per share, or as to the actual distribution yield for any future period.

    Stock and Senior Debt Repurchase Program

In January 2000, our Board of Directors authorized the purchase of up to $10 million of our common and preferred shares and senior debt securities during the next 12 months. We may make periodic purchases on the open market at prevailing prices or in privately negotiated transactions. The purchases will be funded using available working capital which consists primarily of cash flow from operations.

    Formation of Subsidiary

In January 2000, we formed Crest Net Lease, Inc., of which we own 95% of the common stock, all of which is non-voting, and certain members of management own 5% of the common stock, all of which is voting stock. Crest Net Lease was created to actively buy and sell certain select properties, primarily to buyers using tax-deferred exchanges, under Section 1031 of the Internal Revenue Service Code.


FUNDS FROM OPERATIONS ("FFO")
=============================

FFO for 1999 increased by $3.12 million or 5% to $65.92 million versus $62.80 million during 1998. FFO during 1997 was $52.35 million.

We define FFO as net income available to common stockholders, plus depreciation and amortization, plus provision for impairment losses, plus extraordinary items, less gain on sales of properties. In accordance with the recommendations of the National Association of Real Estate Investment Trusts, or NAREIT, we do not add back amortization of deferred financing costs to net income to calculate FFO. We include amortization of financing costs in interest expense in the consolidated statements of income.

The following is a reconciliation of net income to FFO and information regarding distributions paid and the diluted weighted average number of shares outstanding for 1999, 1998 and 1997 (dollars in thousands):

                                         1999        1998        1997
                                      --------    --------    --------
Net income available to common
  stockholders                     $    41,012  $    41,304  $   34,770
Plus:
  Depreciation and amortization         25,952       21,935      18,596
  Provision for impairment losses           --           --         165
  Extraordinary item                       355           --          --
  Cumulative effect of change in
    accounting principle                    --          226          --
Less:
  Depreciation of furniture, fixtures
    and equipment and amortization of
    organization costs                    (101)        (140)        (96)
  Gain on sales of properties           (1,301)        (526)     (1,082)
                                      --------     --------    --------
Funds From Operations              $    65,917  $    62,799  $   52,353
                                      ========     ========    ========

(table continued next page)
                                                             Page 35

(table continued)
                                         1999        1998        1997
                                      --------    --------    --------
Distributions paid to
  common stockholders              $    55,925  $    52,301  $   44,367
FFO in excess of distributions
  to common stockholders           $     9,992  $    10,498  $    7,986
Diluted weighted average
  number of shares outstanding      26,826,090   26,638,284  23,572,715

We consider FFO to be an appropriate measure of the performance of an equity REIT. Financial analysts use FFO in evaluating REITs and FFO can be one measure of a REIT's ability to make cash distribution payments. Presentation of this information provides the reader with an additional measure to compare the performance of different REITs, although it should be noted that not all REITs calculate FFO the same way so comparisons with other REITs may not be meaningful.

FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of Realty Income's performance or to cash flows from operating, investing, and financing activities as a measure of our liquidity or ability to make cash distributions or to pay debt service.


RESULTS OF OPERATIONS
=====================

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998.

Rental revenue was $104.3 million for 1999 versus $84.9 million for 1998, an increase of $19.4 million, or 18.6%. The increase in rental revenue was primarily due to the acquisition of 110 properties during 1999 and 149 properties during 1998. These properties generated revenue of $26.87 million in 1999 compared to $7.53 million in 1998, an increase of $19.3 million. At January 1, 2000, annualized contractual lease payments on the funds invested in properties acquired in 1999 and 1998 are approximately $37.2 million (excluding estimated rent from eight properties under development and any percentage rents).

Of the 1,076 properties in the portfolio as of December 31, 1999, 1,069 are single-tenant properties with the remaining properties being multi-tenant properties. Of the 1,069 single-tenant properties, 1,052, or 98.4%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.7 years. All of our 1,052 leased single-tenant properties were under leases that provide for increases in rents through:

  - Base rent increases tied to a consumer price index with adjustment ceilings;
  -  Overage rent based on a percentage of the tenants' gross sales; or
  -  Fixed increases.
                                                             Page 36

Some leases contain more than one of these clauses. Percentage rent, which is included in rental revenue, was $1.7 million during both 1999 and 1998. Same store rents generated on 789 leased properties owned during all of both 1999 and 1998 increased by $618,000 or 0.8%, to $74.34 million from $73.72 million.

At December 31, 1999, the Company had 17 properties that were not under lease as compared to five at December 31, 1998 and eight at December 31, 1997. At December 31, 1999, 1,059, or 98.4%, of the 1,076 properties in the portfolio were under lease agreements with third party tenants. In February 2000, we issued letters of intent to lease five vacant locations and letters of intent to sell five other vacant locations. We anticipate these ten locations to be leased or sold during the second or third quarter of 2000.

Depreciation and amortization was $26.0 million in 1999 versus $21.9 million in 1998. The increase in 1999 was primarily due to depreciation of the properties acquired in 1998 and 1999.

Interest expense in 1999 increased by $10.8 million to $24.5 million, as compared to $13.7 million in 1998. The following is a summary of the five components of interest expense for 1999 and 1998 (dollars in thousands):

                                      1999        1998      Net Change
                                    -------     -------     ----------
Interest on outstanding
  loans and notes                  $ 24,254    $ 13,666      $ 10,588
Amortization of settlements
  on treasury lock agreements           756          38           718
Credit facility commitment fees         268         232            36
Amortization of credit facility
  origination costs and deferred
  bond financing costs                  839         447           392
Interest capitalized                 (1,644)       (660)         (984)
                                   --------    --------      --------
Interest Expense                   $ 24,473    $ 13,723      $ 10,750
                                   ========    ========      ========

Credit facility and
notes outstanding
(dollars in thousands)
Years ended, December 31,             1999        1998      Net Change
----------------------------       --------    --------     ----------
Average outstanding balances       $325,564    $184,728      $140,836
Average interest rates                 7.45%       7.40%

Interest on outstanding loans and notes was $10.6 million higher in 1999 than in 1998 primarily due to an increase of $140.8 million in the average outstanding balances and a higher average interest rate. The higher average interest rate was due to the notes issued in October 1998 and January 1999.

General and administrative expenses increased by $288,000 to $7.0 million in 1999 versus $6.7 million in 1998. The increase in general and administrative expenses was primarily due to a one-time charge taken during the fourth quarter that was associated with the retirement of our former President. General and administrative expenses as a percentage of revenue decreased to 6.7% in 1999 as compared to 7.8% in 1998.

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

At December 31, 1999, 17 properties were available for lease as compared to five at December 31, 1998. Property expenses were $1.8 million in 1999 and 1998. Increases in vacant property costs in 1999 were offset by savings on our general portfolio insurance.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We did not take a provision for impairment in 1999 or 1998.

During 1999, we sold three properties (a home furnishings store, a home improvement store and a restaurant) for $9.4 million and recognized a gain of $1.3 million. During 1998, we sold five properties (two child care centers, two restaurants and one multi-tenant location) for $2.8 million and recognized a gain of $526,000.

In December 1999, our $170 million credit facility was cancelled simultaneously with the execution of our $200 million credit facility. Unamortized fees of $355,000 relating to the $170 million credit facility were charged in 1999 as extraordinary loss on early extinguishment of credit facility.

In October 1998, we adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. Prior to October 1998, organization costs were amortized over 60 months.
In October 1998, the unamortized balance of organization costs of $226,000 was expensed. This is reported on the statements of income as a cumulative effect of a change in accounting principle.

In 1999, our net income increased 11.9%, to $46.2 million versus $41.3 million in 1998. Rental revenue represented $19.4 million of the increase and gain on sale of properties represented $775,000. The increase in rental revenue was due to an increase in rental revenue from properties acquired in 1999 and 1998 of $19.3 million. These increases were substantially offset by an increase of $14.8 million in the following expenses:

  - Depreciation and amortization of $4.0 million; and
  - Interest expense of $10.8 million.

In 1999, we paid preferred stock dividends of $5.2 million. No preferred stock was outstanding prior to 1999.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1997.

Rental revenue was $84.9 million for 1998 versus $67.6 million for 1997, an increase of $17.3 million, or 25.6%. The increase in rental revenue was primarily due to the acquisition of 149 properties during 1998 and 96 properties during 1997. These properties generated revenue of $22.3 million in 1998 compared to $5.3 million in 1997, an increase of $17.0 million. At January 1, 1999, annualized contractual lease payments on the funds invested in properties acquired in 1998 and 1997 were approximately $33.1 million (excluding estimated rent from 19 properties under development and any percentage rents).

Of the 970 properties in the portfolio as of December 31, 1998, 963 were single-tenant properties with the remaining properties being multi-tenant properties. Of the 963 single-tenant properties, 958, or 99.5%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.6 years at December 31, 1998.

Percentage rent, which is included in rental revenue, was $1.7 million during 1998 and $1.8 million in 1997. Same store rents generated on 707 leased properties owned during all of both 1998 and 1997 increased by $672,000 or 1.1%, to $60.48 million from $59.81 million.

At December 31, 1998, the Company had five properties that were not under lease as compared to eight at December 31, 1997. At December 31, 1998, 965, or 99.5%, of the 970 properties in the portfolio were under lease agreements with third party tenants.

Depreciation and amortization was $21.9 million in 1998 versus $18.6 million in 1997. The increase in 1998 was due to depreciation of the properties acquired in 1998 and 1997.

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
                                   ========    ========      ========

Credit facility and
notes outstanding
(dollars in thousands)
Years ended, December 31,             1998        1997      Net Change
----------------------------       --------    --------     ----------
Average outstanding balances       $184,728    $108,431      $ 76,297
Average interest rates                 7.40%       7.42%

Interest on outstanding loans and notes was $5.6 million higher in 1998 than in 1997 due to an increase of $76.3 million in the average outstanding balances.

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

Property expenses were $1.8 million in 1998 and 1997. At December 31, 1998, five properties were available for lease as compared to eight at December 31, 1997.

In 1997, we took a $165,000 charge for impairment losses to reduce the net carrying value on three properties because they became held for sale. All of these properties have been sold. We took no provision for impairment in 1998.

During 1998, we sold five properties for $2.8 million and recognized a gain of $526,000. During 1997, we sold 10 properties (six restaurants, two child care centers, one automotive parts store and a multi-tenant location) for a total of $4.4 million and recognized a gain of $1.1 million.

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


THE YEAR 2000 ISSUE
===================

In connection with the Year 2000 issue, we completed the remediation of our internal computer systems in October 1999. The total cost of remediation associated with our corporate level computer systems was less than $30,000. Through March 1, 2000, we have not experienced any Year 2000 erroneous results or problems.

We are not aware of any Year 2000 problems that have affected the operations of our tenants or vendors. Through March 1, 2000, any Year 2000 issues that may have impacted our tenants or vendors has not impacted us.


IMPACT OF INFLATION
===================

Tenant leases generally provide for limited increases in rent as a result of increases in the tenant's sales volumes, increases in the consumer price index, and/or fixed increases. We expect that inflation will cause these lease provisions to result in increases in rent over time. During times when inflation is greater than increases in rent as provided for in the leases, however, rent increases may not keep up with the rate of inflation.

Approximately 97.8% or 1,052 of the properties in the portfolio are leased to tenants under net leases in which the tenant is responsible for property costs and expenses. These features in the leases reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in our tenant's operating expenses exceed increases in revenue.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
====================================================================

We are exposed to interest rate changes primarily as a result of our credit facilities and long-term debt used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives we borrow primarily at fixed rates and may selectively enter into derivative financial instruments such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments at December 31, 1999. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in table in millions).

                         Expected Maturity Data
                         ----------------------
                                      There-               Fair
                            2002      after      Total     Value (2)
                            ----      ------    ------     ---------
Fixed rate debt              --      $230.0(1)  $230.0     $199.4
Average interest rate                  7.99%      7.99%

Variable rate debt         $119.2       --      $119.2     $119.2
Average interest rate        7.35%      --        7.35%
(/TABLE>

(1) $110 million matures in 2007, $100 million matures in 2008 and $20 million matures in 2009.

(2) We base the fair value of the fixed rate debt at December 31, 1999 on the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

The table incorporates only those exposures that exist as of December 31, 1999, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.



ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


Table of Contents                                            Page
-----------------                                            ----
A.  Independent Auditors' Report.............................  44
B.  Consolidated Balance Sheets,
      December 31, 1999 and 1998.............................  45
C.  Consolidated Statements of Income,
      Years ended December 31, 1999, 1998 and 1997...........  47
D.  Consolidated Statements of Stockholders' Equity,
      Years ended December 31, 1999, 1998 and 1997...........  49
E.  Consolidated Statements of Cash Flows,
      Years ended December 31, 1999, 1998 and 1997...........  51
F.  Notes to Consolidated Financial Statements...............  53
G.  Consolidated Quarterly Financial Data,
      (unaudited) for 1999 and 1998..........................  68
H.  Schedule III Real Estate and Accumulated
      Depreciation is attached to this report.  Reference
      is made to page F-1 of this report for Schedule III.... F-1

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                 /s/KPMG LLP


San Diego, California
January 25, 2000,
   except as to note 18A,
   which is as of February 1, 2000







           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
                   December 31, 1999 and 1998
          (dollars in thousands, except per share data)

                                               1999       1998
                                            =========  =========
ASSETS
Real estate, at cost:
  Land                                      $ 350,517  $ 283,043
  Buildings and improvements                  711,962    606,792
                                            ---------  ---------
                                            1,062,479    889,835
  Less accumulated depreciation
    and amortization                         (195,386)  (171,555)
                                            ---------  ---------
  Net real estate                             867,093    718,280
Cash and cash equivalents                         773      2,533
Accounts receivable                             3,407      2,973
Goodwill, net                                  19,053     19,977
Other assets                                   15,078     15,471
                                            ---------  ---------
     Total assets                           $ 905,404  $ 759,234
                                            =========  =========
























(table continued next page)

(table continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
                   December 31, 1999 and 1998
          (dollars in thousands, except per share data)

                                               1999       1998
                                            =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                       $   4,828  $   4,559
Accounts payable and accrued expenses          12,792      4,036
Other liabilities                               3,753      5,630
Lines of credit payable                       119,200     84,800
Notes payable                                 230,000    210,000
                                            ---------  ---------
     Total liabilities                        370,573    309,025
                                            ---------  ---------

Commitments and contingencies

Stockholders' equity:
Preferred stock and paid in capital,
  par value $1.00 per share, 20,000,000
  shares authorized, 4,140,000 shares
  issued and outstanding                       99,679         --
Common stock and paid in capital,
  par value $1.00 per share, 100,000,000
  shares authorized, 26,822,164 and
  26,817,103 shares issued and outstanding
  in 1999 and 1998, respectively              636,611    636,486
Distributions in excess of net income        (201,459)  (186,277)
                                            ---------  ---------
     Total stockholders' equity               534,831    450,209
                                            ---------  ---------
     Total liabilities and
       stockholders' equity                 $ 905,404  $ 759,234
                                            =========  =========









   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Income
                =================================
          Years Ended December 31, 1999, 1998 and 1997
          (dollars in thousands, except per share data)

                                 1999        1998        1997
                              ==========  ==========  ==========
REVENUE
  Rental                      $  104,270  $   84,876  $   67,613
  Interest and other                 240         256         284
                              ----------  ----------  ----------
                                 104,510      85,132      67,897
                              ----------  ----------  ----------

EXPENSES
  Depreciation and
    amortization                  25,952      21,935      18,596
  Interest                        24,473      13,723       8,226
  General and administrative       6,968       6,680       5,437
  Property                         1,822       1,790       1,785
  Provision for impairment
    losses                            --          --         165
                              ----------  ----------  ----------
                                  59,215      44,128      34,209
                              ----------  ----------  ----------

Income from operations            45,295      41,004      33,688
Gain on sales of properties        1,301         526       1,082
                              ----------  ----------  ----------
Income before extraordinary
  item and cumulative
  effect of change in
  accounting principle            46,596      41,530      34,770
Extraordinary loss on
  early extinguishment of
  credit facility                   (355)         --          --
Cumulative effect of change
  in accounting principle             --        (226)         --
                              ----------  ----------  ----------
Net income                        46,241      41,304      34,770
Preferred stock dividends         (5,229)         --          --
                              ----------  ----------  ----------
Net income available to
  common stockholders         $   41,012  $   41,304  $   34,770
                              ==========  ==========  ==========



(table continued next page)

(table continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Income
                =================================
          Years Ended December 31, 1999, 1998 and 1997
          (dollars in thousands, except per share data)

                                 1999        1998        1997
                              ==========  ==========  ==========

Basic and diluted amounts per
    common share:
  Income before extraordinary
    item and cumulative
    effect of change in
    accounting principle      $     1.54  $     1.56  $     1.48
  Extraordinary item               (0.01)         --          --
  Cumulative effect of change
    in accounting principle           --       (0.01)         --
                              ----------  ----------  ----------
  Net income per common share $     1.53  $     1.55  $     1.48
                              ==========  ==========  ==========
(/TABLE>
























   The accompanying notes to consolidated financial statements are an integral part of these statements.


             REALTY INCOME CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity
       ========================================================
             Years Ended December 31, 1999, 1998 and 1997
                        (dollars in thousands)


                                      Preferred   Common    Distri-
                   Shares of            stock      stock    butions
              ----------------------     and        and    in excess
              Preferred     Common     paid in    paid in   of net
                Stock        Stock     capital    capital   income     Totals
              ==========  ==========  ========   ========  =========  ========
Balance,
  December 31,
    1996              --  22,979,537  $     --   $538,984  $(164,743) $374,241

Net income            --          --        --         --     34,770    34,770
Distributions
  paid and
  payable             --          --        --         --    (44,860)  (44,860)
Shares issued
  in stock
  offering, net
  of offering
  costs of $4,193     --   2,700,000        --     68,707         --    68,707
Shares issued         --      22,989        --        554         --       554
Shares forfeited      --      (4,062)       --        (97)        --       (97)
              ----------  ----------  --------   --------  ---------  --------

Balance,
  December 31,
    1997              --  25,698,464        --    608,148   (174,833)  433,315

Net income            --          --        --         --     41,304    41,304
Distributions
  paid and
  payable             --          --        --         --    (52,748)  (52,748)
Shares issued
  in stock
  offering, net
  of offering
  costs of $122       --   1,123,267        --     28,379         --    28,379
Shares issued         --      15,933        --        400         --       400
Shares forfeited      --     (20,561)       --       (441)        --      (441)
              ----------  ----------  --------   --------  ---------  --------
Balance,
  December 31,
    1998              --  26,817,103        --    636,486   (186,277)  450,209
(table continued)

(continued)

              REALTY INCOME CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity
       ========================================================
             Years Ended December 31, 1999, 1998 and 1997
                        (dollars in thousands)


                                      Preferred   Common    Distri-
                   Shares of            stock      stock    butions
              ----------------------     and        and    in excess
              Preferred     Common     paid in    paid in   of net
                Stock        Stock     capital    capital   income     Totals
              ==========  ==========  ========   ========  =========  ========

Net income            --          --        --         --     46,241    46,241
Distributions
  paid and
  payable             --          --        --         --    (61,423)  (61,423)
Shares issued
  in stock
  offering, net
  of offering
  costs of
  $3,821       4,140,000          --    99,679         --         --    99,679
Shares issued         --       5,600        --        139         --       139
Shares forfeited      --        (539)       --        (14)        --       (14)
              ----------  ----------  --------   --------  ---------  --------
Balance,
  December 31,
    1999       4,140,000  26,822,164  $ 99,679   $636,611  $(201,459) $534,831
              ==========  ==========  ========   ========  =========  ========














   The accompanying notes to consolidated financial statements are an integral part of these statements.

              REALTY INCOME CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                 =====================================
             Years Ended December 31, 1999, 1998 and 1997
                        (dollars in thousands)

                                      1999      1998      1997
                                    ========  ========  ========
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income                          $ 46,241  $ 41,304  $ 34,770
Adjustments to net income:
  Depreciation and amortization       25,952    21,935    18,596
  Provision for impairment losses         --        --       165
  Gain on sales of properties         (1,301)     (526)   (1,082)
  Extraordinary item                     355        --        --
  Cumulative effect of change in
    accounting principle                  --       226        --
Changes in assets and liabilities:
  Accounts receivable and
    other assets                          25       144      (844)
  Accounts payable, accrued expenses
    and other liabilities                882     1,562     1,087
                                    --------  --------  --------

     Net cash provided by
       operating activities           72,154    64,645    52,692
                                    --------  --------  --------

CASH FLOWS FROM
  INVESTING ACTIVITIES
Proceeds from sales of properties      9,431     2,770     4,432
Acquisition of and additions to
  properties                        (174,056) (192,588) (140,389)
Payment of other liabilities          (1,713)       --        --
                                    --------  --------  --------

     Net cash used in
       investing activities         (166,338) (189,818) (135,957)
                                    --------  --------  --------










(table continued next page)


(table continued)

              REALTY INCOME CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                 =====================================
             Years Ended December 31, 1999, 1998 and 1997
                        (dollars in thousands)

                                      1999      1998      1997
                                    ========  ========  ========
CASH FLOWS FROM
  FINANCING ACTIVITIES
Proceeds from lines of credit        221,200   224,900   117,000
Payments of lines of credit         (186,800) (162,700) (164,400)
Distributions to common
  stockholders                       (55,925)  (52,301)  (44,367)
Distributions to preferred
  stockholders                        (5,229)       --        --
Proceeds from notes issued,
  net of costs in 1999, 1998 and
  1997 of $501, $12,764 and $848,
  respectively                        19,499    87,236   109,152
Proceeds from preferred stock
  offerings, net of offering costs    99,679        --        --
Proceeds from common stock
  offerings, net of offering costs        --    28,379    68,707
Proceeds from other stock issuances       --        69       246
Payments to the defined benefit
  pension plan                            --        --    (2,223)
Increase in other assets                  --        --      (286)
                                    --------  --------  --------

     Net cash provided by
       financing activities           92,424   125,583    83,829
                                    --------  --------  --------

Net increase (decrease) in cash
  and cash equivalents                (1,760)      410       564

Cash and cash equivalents,
  beginning of year                    2,533     2,123     1,559
                                    --------  --------  --------

Cash and cash equivalents,
  end of year                       $    773  $  2,533  $  2,123
                                    ========  ========  ========

For supplemental disclosures, see note 12.

   The accompanying notes to consolidated financial statements are an integral part of these statements.

               REALTY INCOME CORPORATION AND SUBSIDIARIES
               Notes To Consolidated Financial Statements
               ==========================================
                    December 31, 1999, 1998 and 1997

1.  Organization and Operation

Realty Income Corporation ("Realty Income", the "Company", "we" or "our") is organized as a Maryland corporation. We invest in commercial retail real estate and have elected to be taxed as a real estate investment trust ("REIT"). As of December 31, 1999, we owned 1,076 properties in 45 states containing over 8.6 million leasable square feet.

2.  Summary of Significant Accounting Policies and Procedures

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Realty Income and entities we control (subsidiaries) after elimination of all material intercompany balances and transactions.

Cash Equivalents - We consider all short-term, highly liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Depreciation and Amortization - Depreciation of buildings and improvements, and amortization of goodwill are computed using the straight-line method over an estimated useful life of 25 years. Amortization of goodwill for each of the years ended December 31, 1999, 1998 and 1997 was $924,000.

Leases - All leases are accounted for as operating leases.   Under this
method, lease payments are recognized as revenue over the term of the lease.

Federal Income Taxes - We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended ("IRS Code"). We believe Realty Income has qualified and continues to qualify as a REIT and therefore will be permitted to deduct distributions paid to its stockholders, eliminating the federal taxation of income represented by those distributions at the Company's level. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Distributions Paid and Payable - Realty Income pays distributions monthly to our common stockholders. The following is a summary of monthly cash distributions paid per common share for the years ended December 31, 1999, 1998 and 1997.

Month                         1999            1998          1997
-----                       -------         -------        ------
January                     $0.1700         $0.1600        $0.1575
February                     0.1700          0.1600         0.1575
March                        0.1700          0.1600         0.1575
April                        0.1725          0.1625         0.1575
May                          0.1725          0.1625         0.1575
June                         0.1725          0.1625         0.1575
July                         0.1750          0.1650         0.1575
August                       0.1750          0.1650         0.1575
September                    0.1750          0.1650         0.1575
October                      0.1775          0.1675         0.1575
November                     0.1775          0.1675         0.1575
December                     0.1775          0.1675         0.1600
                            -------         -------        -------
Totals                      $2.0850         $1.9650        $1.8925
                            =======         =======        =======

The following presents the federal income tax characterization of distributions paid or deemed to be paid to common stockholders for the years ended December 31:

                             1999           1998          1997
                            -------         -------        -------
Ordinary income             $1.8468         $1.8895        $1.7937
Return of capital            0.1986          0.0755         0.0988
Capital gain                 0.0396              --             --
                            -------         -------        -------
Totals                      $2.0850         $1.9650        $1.8925
                            =======         =======        =======

In May 1999, we issued 2,760,000 shares of 9 3/8% Class B cumulative redeemable preferred stock (the "Class B Preferred"). Dividends on the Class B Preferred are paid quarterly in arrears. For the year ended December 31, 1999, dividends of $3.86 million were paid on the Class B Preferred.

In July 1999, we issued 1,380,000 shares of 9 1/2% Class C cumulative redeemable preferred stock (the "Class C Preferred"). Dividends on the Class C Preferred are paid monthly in arrears. For the year ended December 31, 1999, dividends of $1.37 million were paid on the Class C Preferred.

The following presents the federal income tax characterization of dividends paid or deemed to be paid to Class B Preferred and Class C Preferred stockholders for the year ended December 31, 1999:


                            Class B              Class C
                           Preferred            Preferred
                           ---------            ---------
Ordinary income            $ 1.3731             $ 0.9707
Capital gain                 0.0266               0.0188
                           ---------            ---------
Totals                     $ 1.3997             $ 0.9895
                           =========            =========

Provision for Impairment Losses - We review long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. If a property is held for sale, it is carried at the lower of cost or estimated fair value, less costs to sell. For the year ended December 31, 1997, a provision for impairment losses of $165,000 was charged to operations to reduce the net carrying value of three properties held for sale in 1997. All of these properties have been sold. No provision for impairment loss was charged in 1998 or 1999.

Net Income Per Common Share - Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing the amount of net income available to common stockholders for the period by the number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period.

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation, for the years ended
December 31, 1999, 1998 and 1997:

                                     1999         1998         1997
                                  ----------   ----------   ----------
Weighted average shares used for
  basic net income per share
  computation                     26,822,285   26,629,936   23,568,831
Incremental shares from the
  assumed conversion of stock
  options                              3,805        8,348        3,884
                                  ----------   ----------   ----------
Adjusted weighted average shares
  used for diluted net income
  per share computation           26,826,090   26,638,284   23,572,715
                                  ==========   ==========   ==========

In 1999 and 1998, 186,181 and 25,000 stock options, respectively, that were anti-dilutive have been excluded in calculating the incremental shares from the assumed conversion of stock options. No stock options were anti-dilutive in 1997.

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

Pro forma amounts assuming the adoption of SOP 98-5 was applied as of January 1, 1997:

                                             1998            1997
                                          -------         -------
Net income available to common
  stockholders (in thousands)             $41,569         $34,505
Basic and diluted net income
  per common share                           1.56            1.46

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

Reclassifications - Certain of the 1998 and 1997 balances have been reclassified to conform to the 1999 presentation.

3.  Credit Facility Available for Acquisitions

In December 1999, we entered into a $200 million, three-year, revolving, unsecured acquisition credit facility, which expires in December 2002. The $200 million credit facility is from The Bank of New York, as administrative agent, and several U.S. and non-U.S. banks. As of December 31, 1999 and 1998, the outstanding balances on the credit facilities were $119.2 million and $84.8 million, respectively, with an effective interest rate of approximately 7.35% and 6.27%, respectively.
Our $170 million credit facility was cancelled simultaneously with the execution of the $200 million credit facility. Unamortized fees of $355,000 relating to the $170 million credit facility were charged in 1999 as an extraordinary loss on early extinguishment of the credit facility.

The $200 million credit facility currently bears interest at 1.225% over the London Interbank Offered Rate ("LIBOR") and offers us other interest rate options. A facility fee of 0.225%, per annum, accrues on the total commitment of the credit facility.

The $200 million credit facility is and the $170 million credit facility was subject to various leverage and interest coverage ratio limitations. The Company is and has been in compliance with these limitations.

In 1999, 1998 and 1997, interest of $1.6 million, $660,000 and $168,000, respectively, was capitalized on properties under development.

4.  Notes Payable

In January 1999, we issued $20 million of 8.0% senior notes due 2009 (the "1999 Notes"). The 1999 Notes are unsecured and were sold at 98.757% of par to yield 8.1%. The proceeds from 1999 Notes were used to pay down bank borrowings. Interest on the 1999 Notes is payable semiannually.

In October 1998, we issued $100 million of 8.25% Monthly Income Senior Notes due 2008 (the "1998 Notes"). The 1998 Notes are unsecured and were sold at par ($25.00). After taking into effect the results of a treasury interest rate lock agreement (see note 5), the effective rate to us on the 1998 Notes is 9.12%. Interest on the 1998 Notes is payable monthly.

In May 1997, we issued $110 million of 7.75% senior notes due 2007 (the "1997 Notes"). The 1997 Notes are unsecured and were sold at 99.929% of par to yield 7.76%. After taking into effect results of a treasury interest rate lock agreement (see note 5), the effective interest rate to us on the 1997 Notes is 7.62%. Interest on the 1997 Notes is payable semiannually.

Interest incurred on the 1999 Notes, 1998 Notes and 1997 Notes collectively for the years ended December 31, 1999, 1998 and 1997 were $18.3 million, $10.0 million and $5.6 million, respectively.

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

6.  Common Stock Offerings

A. In March 1998, we issued 372,093 shares of common stock to a unit investment trust at a net price to us of $25.531 per share, based on a 5% discount to the then market price of $26.875 per share. The net proceeds of $9.5 million were used to repay bank borrowings of $7.9 million and to acquire additional properties.

B. In February 1998, we issued 751,174 shares of common stock to a unit investment trust at a net price to us of $25.295 per share, based on a 5% discount to the then market price of $26.625 per share. The net proceeds of $18.9 million were to be used to repay bank borrowings.

C. In October 1997, we issued 2.7 million shares of common stock at a price of $27.00 per share. The net proceeds of $68.7 million were used to repay bank borrowings of $62.6 million and to acquire properties.

7.  Preferred Stock Offerings

A. In May 1999, we issued 2,760,000 shares of Class B Preferred at a price of $25.00 per share. The net proceeds of $66.5 million were used to repay bank borrowings.

B. In July 1999, we issued 1,380,000 shares of Class C Preferred stock at a price of $25.00 per share. The net proceeds of $33.2 million were used to repay bank borrowings.

8.  Operating Leases

A. General - At December 31, 1999, we owned 1,076 properties in 45 states. Of these 1,076 properties, 1,069 are single-tenant and the remainder are multi-tenant. At December 31, 1999, 17 properties were vacant and available for lease or sale.

Substantially all leases are net leases whereby the tenant pays property taxes and assessments, maintains the interior and exterior of the building, and carries insurance coverage for public liability, property damage, fire, and extended coverage.

Percentage rent for 1999, 1998 and 1997 was $1.7 million, $1.7 million and $1.8 million, respectively.

At December 31, 1999, minimum annual rents to be received on the operating leases are as follows (dollars in thousands):

Minimum annual rents for the years ending December 31,
======================================================
       2000                      $  111,546
       2001                         109,133
       2002                         104,429
       2003                          97,865
       2004                          90,959
       Thereafter                   700,245
                                 ----------
       TOTAL                     $1,214,177
                                 ==========

B. Major Tenants - The following schedule presents rental revenue, including percentage rents, from tenants representing more than 10% of our total revenue for the years ended December 31, 1999, 1998 or 1997 (dollars in thousands):

       Tenants                          1999      1998      1997
=========================             =======   =======   =======
Children's World
  Learning Centers, Inc.              $14,371   $14,111   $13,809
La Petite Academy, Inc.                10,730     9,445     9,311
Golden Corral Corporation                 N/A(1)    N/A(1)  6,899

[FN]
(1) Rental revenue from Golden Corral Corporation represents less than 10% of our total revenue for 1999 and 1998.

9.  Property Acquisitions

During 1999 we invested $181.4 million in 110 new retail properties and properties under development with an average initial contractual lease rate of 10.5%. During 1998 we invested $193.4 million in 149 new retail properties and properties under development with an average initial contractual lease rate of 10.4%.

10.  Gain on Sales of Properties

In 1999, we sold three properties (a home furnishings store, home improvement store and restaurant) for $9.4 million and recognized a gain of $1.3 million. In 1998, we sold five properties (two child care centers, two restaurants and a multi-tenant location) for a total of $2.8 million and recognized a gain of $526,000. In 1997, we sold ten properties (six restaurants, two child care centers, one automotive parts store and a multi-tenant location) for a total of $4.4 million and recognized a gain of $1.1 million.

In November 1999, we approved a plan to sell three of our multi-tenant locations. The carrying value of the three properties at December 31, 1999 was approximately $29.0 million and contributed $2.1 million, $1.7 million and $1.4 million to income from operations in 1999, 1998 and 1997, respectively. We anticipate the properties will be sold during 2000.
These properties are included in the other non-reportable segment in note
16.

11.  Fair Value of Financial Instruments

We believe that the carrying values reflected in the consolidated balance sheets at December 31, 1999 and 1998 reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities except the lines of credit payable and notes payable. In making these assessments, we used estimates. The fair value of the lines of credit payable approximates its carrying value because its terms are similar to those available in the market place. The fair value of the notes payable at December 31, 1999 and 1998 is estimated to be $199.4 million and $203.9 million, respectively, based upon the closing market price per note or indicative price per each note at December 31, 1999 and 1998, respectively.

12.  Supplemental Disclosures of Cash Flow Information

Interest paid during 1999, 1998 and 1997 was $22.4 million, $12.5 million and $6.9 million, respectively.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A. In 1999 and 1998, the acquisition of properties resulted in the following non-cash changes (dollars in thousands):

                                     1999             1998
                                    ------           ------
Increases in:
  Building                          $9,057           $1,347
  Other liabilities                  9,057            1,347

B. In 1998, the former shareholders of the R.I.C. Advisor, Inc., or the Advisor, returned 20,279 shares to the Company. This fulfilled the obligation of the Advisor's shareholders to the Company under an indemnification agreement entered into by these parties. This transaction resulted in the following non-cash changes in 1998 (dollars in thousands):

Decrease in:
  Due from affiliates                                $  350
  Common stock                                           20
  Paid in capital in excess of par value                413
Increase in:
  Interest revenue                                   $   83

13. Employee Benefit Plan

A. We have a 401(k) plan covering substantially all of our employees. Under our 401(k) plan, employees may elect to make contributions to the plan up to a maximum of 15% of their compensation, subject to limits established by the IRS Code. We match 50% of the participants' contributions up to a maximum of six percent of a participant's annual compensation. Our aggregate matching contributions each year have been immaterial to our results of operations.

B. As a result of the merger with the Advisor in 1995, the Company assumed a defined benefit pension plan (the "Plan") covering substantially all of its employees. The Plan was terminated on January 2, 1996 and final disbursement of the Plan's assets occurred on February 24, 1997.

14. Stock Incentive Plan

In September 1993, our board of directors approved a stock incentive plan (the "Stock Plan") designed to attract and retain directors, officers and employees of the Company by enabling those individuals to participate in the ownership of the Company. The Stock Plan authorizes the issuance in each calendar year of up to 3% of the total shares outstanding at the end of such year. At no time may the total number of shares granted under the Stock Plan exceed 1,950,308. The Stock Plan provides for the award (subject to ownership limitations) of a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards.

Stock options are granted with an exercise price equal to the underlying stock's fair market value at the date of grant. Stock options expire 10 years from the date they are granted and vest over service periods of one, three, four and five years. Prior to December 31, 1999, 661,270 stock options and 29,517 restricted shares of common stock had been granted and not cancelled under the Stock Plan.

The following table summarizes our stock option activity for the years ended December 31, 1999, 1998 and 1997:

                           1999                         1998
                  -----------------------      -----------------------
                                 Weighted                     Weighted
                                 Average                       Average
                      Number     Exercise         Number      Exercise
                    of shares     Price         of Shares       Price
-----------------------------------------------------------------------
Outstanding,
  beginning of year   438,604     $24.77         139,500        $23.09
Options granted       220,371      24.67         305,413         25.54
Options exercised          --         --          (2,933)        23.62
Options canceled      (11,127)     25.16          (3,376)        25.44
                    ---------     -------       ---------      -------
Outstanding,
  end of year         647,848     $24.73         438,604        $24.77
                    =========     =======       =========      =======
Options exercisable,
  end of year         380,064                    196,397
Weighted average
  fair value of each
  option granted
  during the year       $2.23                      $2.58


(table continued on next page)






















14. Stock Incentive Plan (continued)

(table continued)

                            1997
                  -----------------------
                                 Weighted
                                 Average
  Options             Number     Exercise
Outstanding         of shares     Price
-----------------------------------------
Outstanding,
  beginning
  of year              73,000     $21.64
Options granted       116,700      24.29
Options exercised     (10,489)     23.47
Options canceled      (39,711)     23.85
                       ------     ------
Outstanding,
  end of year         139,500     $23.09
                      =======     ======
Options exercisable,
  end of year          56,300
Weighted average
  fair value of each
  option granted
  during the year       $2.29

At December 31, 1999, the options exercisable under the Stock Plan had exercise prices ranging from $20.00 to $26.06 with a weighted average price of $24.57, and expiration dates ranging from August 2004 to December 2008 with a weighted average remaining term of 7.6 years.

The fair value of each stock option grant was estimated at the date of grant using the binomial option-pricing model with the following assumptions:

                                 1999           1998        1997
                             -------------    --------    --------
Expected dividend yield           7.66%          8.86%       9.71%
Risk-free interest rate           5.04%          5.75%       6.70%
Volatility                       15.20%         17.90%      17.40%
Expected life of options       10 years       10 years    10 years




14. Stock Incentive Plan (continued)

We apply APB Opinion No. 25 in accounting for our Stock Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had we determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, our net income and diluted net income per common share would have been as follows:

                                   1999          1998          1997
                                 --------      --------      --------
Net income available to common
  stockholders (dollars in
  thousands)
    As reported                  $ 41,012      $ 41,304      $ 34,770
    Pro forma                      40,536        40,914        34,722
Diluted net income per common share
    As reported                  $   1.53      $   1.55      $   1.48
    Pro forma                        1.51          1.54          1.47

15. Stockholder Rights Plan

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







16. Segment Information

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

The following tables set forth certain information regarding the properties owned by us as of December 31, 1999 classified according the business of the respective tenants (dollars in thousands):

                                                     Revenue
                                       ----------------------------------
For the years ended December 31,         1999         1998         1997
                                       --------     --------     --------
Segment rental revenue:
  Automotive parts                     $  8,944     $  6,593     $  6,384
  Automotive service                      6,869        6,333        4,090
  Child care                             26,428       24,765       24,284
  Consumer electronics                    4,594        4,616        4,388
  Convenience stores                      7,557        5,175        3,738
  Home furnishings                        6,737        6,008        3,108
  Restaurants                            13,834       13,768       13,414
  Video rental                            4,444        3,185          373
  Other non-reportable segments          24,863       14,433        7,834
Reconciling items -interest and other       240          256          284
                                       --------     --------     --------
Total revenue                          $104,510     $ 85,132     $ 67,897
                                       ========     ========     ========
















16. Segment Information (continued)

                                              Assets
                                       ---------------------
As of December 31,                       1999         1998
                                       --------     --------
Segment net real estate:
  Automotive parts                     $ 77,075     $ 65,847
  Automotive service                     50,499       46,731
  Child care                            156,617      138,875
  Consumer electronics                   39,243       40,447
  Convenience stores                     83,228       43,986
  Home furnishings                       64,408       71,366
  Restaurants                            86,903       87,682
  Video rental                           40,712       39,650
  Other non-reportable segments         268,408      183,696
                                        -------      -------
  Total segment net real estate         867,093      718,280
Reconciling items                        38,311       40,954
                                       --------     --------
Total assets                           $905,404     $759,234
                                       ========     ========

17. Commitments and Contingencies

In the ordinary course of our business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated statements taken as a whole.

18. Subsequent Event

A. In February 2000, we entered into a $25 million, three-year, revolving credit agreement with the Bank of Montreal, which expires in February 2003. The credit facility currently bears interest at 1.225% over LIBOR and offers us other interest rate options. A facility fee of 0.225%, per annum, accrues on the total commitment of the credit facility. This credit facility can be used for the acquisition of property and for making capital contributions to subsidiaries for the purpose of acquiring properties.

B. In January 2000, we formed Crest Net Lease, Inc., of which we own 95% of the common stock, all of which is non-voting, and certain members of management own 5% of the common stock, all of which is voting stock. Crest Net Lease was created to actively buy and sell certain select properties, primarily to buyers using tax-deferred exchanges, under Section 1031 of the IRS Code.

                      REALTY INCOME CORPORATION
                           AND SUBSIDIARIES
                 CONSOLIDATED QUARTERLY FINANCIAL DATA
             (dollars in thousands, except per share data)
             (not covered by Independent Auditors' Report)

                   First    Second     Third    Fourth
                  Quarter   Quarter   Quarter   Quarter    Year
                  =======   =======   =======   =======   =======
1999
====
Total revenue     $23,986   $24,902   $26,900   $28,722  $104,510
Depreciation and
  amortization
  expense           6,090     6,237     6,660     6,965    25,952
Interest expense    5,880     6,045     6,100     6,448    24,473
Other expenses      2,087     2,192     2,232     2,279     8,790
Income from
  operations        9,929    10,428    11,908    13,030    45,295
Extraordinary item     --        --        --      (355)     (355)
Net income          9,929    10,428    13,144    12,740    46,241
Net income
  available to
  common stock-
  holders           9,929     9,799    10,981    10,303    41,012
Basic and diluted
  net income per
  common share       0.37      0.37      0.41      0.38      1.53
Dividends paid per
  common share     0.5100    0.5175    0.5250    0.5325    2.0850

1998
====
Total revenue     $19,222   $20,367   $21,969   $23,574  $ 85,132
Depreciation and
  amortization
  expense           5,084     5,369     5,630     5,852    21,935
Interest expense    2,491     2,864     3,682     4,686    13,723
Other expenses      1,938     2,137     2,164     2,231     8,470
Income from
  operations        9,709     9,997    10,493    10,805    41,004
Cumulative effect
  of change in
  accounting
  principle            --        --        --      (226)     (226)
Net income          9,924    10,308    10,493    10,579    41,304
Basic and diluted
  net income per
  common share       0.38      0.38      0.39      0.40      1.55
Dividends paid per
  common share     0.4800    0.4875    0.4950    0.5025    1.9650

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------

We have had no disagreements with our independent auditors' on accountancy or financial disclosure.


PART III
========

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information set forth under the captions "Director Nominees" and "Officers Of The Company" and "Compliance With Federal Securities Laws" in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 3, 2000, to be filed pursuant to Regulation 14A.


ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

The information set forth under the caption "Executive Compensation" in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 3, 2000, to be filed pursuant to Regulation 14A.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

The information set forth under the caption "Security Ownership of Certain Beneficial Owners And Management" in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 3, 2000, to be filed pursuant to Regulation 14A.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information set forth under the caption "Certain Transactions" in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 3, 2000, to be filed pursuant to Regulation 14A.

PART IV
=======

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
----------------------------------------------------------------

A.  The following documents are filed as part of this report.

    1.  Financial Statements (see Item 8)

        a.   Independent Auditors' Report
        b.   Consolidated Balance Sheets,
             December 31, 1999 and 1998
        c.   Consolidated Statements of Income,
             Years ended December 31, 1999, 1998 and 1997
        d.   Consolidated Statements of
             Stockholders' Equity,
             Years ended December 31, 1999, 1998 and 1997
        e.   Consolidated Statements of Cash Flows,
             Years ended December 31, 1999, 1998 and 1997
        f.   Notes to Consolidated Financial Statements
        g.   Consolidated Quarterly Financial Data,
               (unaudited) for 1999 and 1998

    2. Financial Statement Schedule is attached to this report. Reference is made to page F-1 of this report for
        Schedule III Real Estate and Accumulated Depreciation.

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

       10.1 $200 million Revolving Credit Agreement dated December 14, 1999 (filed herein).

       10.2 First Amendment dated January 21, 2000 to the $200 million Revolving Credit Agreement dated December 14, 1999 (filed herein).

       10.3 $25 million Revolving Credit Agreement dated February 1, 2000 (filed herein).

       10.4  1994 Stock Option and Incentive Plan (filed as Exhibit
             4.1 to the Company's Registration Statement on Form S-8 (registration number 33-95708) and incorporated herein by reference).

       10.5 First Amendment to the 1994 Stock Option and Incentive Plan, dated June 12, 1997 (filed as Exhibit 10.9 to the Company's Form 8-B and incorporated herein by reference).

       10.6 Second Amendment to the 1994 Stock Option and Incentive Plan, dated December 16, 1997, (filed as Exhibit 10.9 to the Company's Form 10-K dated December 31, 1997 and incorporated herein by reference).

       10.7 Management Incentive Plan, filed as Exhibit 10.10 to the Company's Form 10-K dated December 31, 1997 and incorporated herein by reference).

       10.8  Form of Nonqualified Stock Option Agreement for
             Independent Directors, (filed as Exhibit 10.11 to the Company's Form 10-K dated December 31, 1997 and incorporated herein by reference).

       10.9 Form of Indemnification Agreement entered into between the Company and the executive officers of the Company (filed as Exhibit 10.1 to the Company's Form 8-K dated November 21, 1997 and incorporated herein by reference).

      10.10 Form of Indemnification Agreement entered into between the Company and each director on the board of directors of the Company (filed as Exhibit 10.2 to the Company's Form 8-K dated November 21, 1997 and incorporated herein by reference).

      10.11 Form of Employment Agreement between the Company and its Executive Officers (incorporated by reference to the Company's Form 8-B12B dated July 29, 1997 and incorporated herein by reference).

       12.1  Statement re computation of ratios, filed herein.

       21.1 Subsidiaries of the Company as of January 1, 2000, filed herein.

       23.1  Consent of KPMG LLP, filed herein.

       27    Financial Data Schedule, filed herein.

B. The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION



By:   /s/THOMAS A. LEWIS
      ------------------------------------
      Thomas A. Lewis
      Vice Chairman of the Board of Directors,
      Chief Executive Officer and President

Date: March 22, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/WILLIAM E. CLARK
      ------------------------------------
      William E. Clark
      Chairman of the Board of Directors

Date: March 22, 2000



By:   /s/THOMAS A. LEWIS
      ------------------------------------
      Thomas A. Lewis
      Vice Chairman of the Board of Directors,
      Chief Executive Officer and President
      (Principal Executive Officer)

Date: March 22, 2000



By:   /s/DONALD R. CAMERON
      ------------------------------------
      Donald R. Cameron
      Director

Date: March 22, 2000
                                                             Page 74

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/ROGER P. KUPPINGER
      ------------------------------------
      Roger P. Kuppinger
      Director

Date: March 22, 2000



By:   /s/MICHAEL D. MCKEE
      ------------------------------------
      Michael D. McKee
      Director

Date: March 22, 2000



By:   /s/WILLARD H. SMITH JR
      ------------------------------------
      Willard H. Smith Jr
      Director

Date: March 22, 2000



By:   /s/KATHLEEN R. ALLEN, PH.D.
      ------------------------------------
      Kathleen R. Allen, Ph.D.
      Director

Date: March 22, 2000



By:   /s/GARY MALINO
      ------------------------------------
      Gary Malino
      Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 22, 2000


                                                             Page 75

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/GREGORY J. FAHEY
      ------------------------------------
      Gregory J. Fahey
      Vice President, Controller

Date: March 22, 2000



                          EXHIBIT INDEX
                          =============

Exhibit No.     Description
-----------     -----------


10.1            $200 million Revolving Credit Agreement dated December 14,
                1999

10.2            First Amendment, dated January 21, 2000, to the
                $200 million Revolving Credit Agreement dated
                December 14, 1999

10.3            $25 million Revolving Credit Agreement dated February 1,
                2000

12.1            Statement re computation of ratios

21.1            Subsidiaries of the Company as of January 1, 2000

23.1            Consent of KPMG LLP

27              Financial Data Schedule

                 REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Apparel Stores
--------------
Danbury            CT      1,083,296    6,217,688        None         None
Manchester         CT        771,660    3,653,539        None         None
Manchester         CT      1,250,464    5,917,037        None         None
Staten Island      NY      4,202,093    3,385,021        None         None
Westbury           NY      6,333,590    3,952,773        None         None
Automotive Parts
----------------
Millbrook          AL        108,000      517,941        None         None
Montgomery         AL        254,465      502,350        None         None
Wynne              AR         70,000      547,547        None         None
Blytheville        AR        137,913      509,447        None         None
Osceola            AR         88,759      520,047        None         None
Phoenix            AZ        231,000      513,057        None         None
Phoenix            AZ         71,750      159,359        None         None
Phoenix            AZ        222,950      495,178        None         None
Tucson             AZ        194,250      431,434        None         None
Tucson             AZ        178,297      396,004        None         None
Yuma               AZ        120,750      268,190        None         None
Fullerton          CA         47,325       66,522       3,591           --
Grass Valley       CA        325,000      384,955        None         None
Jackson            CA        300,000      390,849        None         None
Sacramento         CA        210,000      466,419        None         None
Turlock            CA        222,250      493,627        None         None
Arvada             CO        301,489        8,104        None         None
Aurora             CO        221,691      492,382        None         None
Canon City         CO         66,500      147,699        None         None
Colorado Springs   CO        280,193      622,317        None         None
Colorado Springs   CO        192,988      433,542        None         None
Denver             CO        141,400      314,056        None         None
Denver             CO        315,000      699,623        None         None
Denver             CO        283,500      629,666        None         None
Littleton          CO        252,925      561,758        None         None
Smyrna             DE        232,273      472,855        None         None
Lakeland           FL        500,000      645,402        None         None
Tampa              FL        427,395      472,030        None         None
Council Bluffs     IA        194,355      431,668        None         None
                                                             Page F-1

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Apparel Stores
--------------
Danbury            CT        1,083,296        6,217,688         7,300,984
Manchester         CT          771,660        3,653,539         4,425,199
Manchester         CT        1,250,464        5,917,037         7,167,501
Staten Island      NY        4,202,093        3,385,021         7,587,114
Westbury           NY        6,333,590        3,952,773        10,286,363
Automotive Parts
----------------
Millbrook          AL          108,000          517,941           625,941
Montgomery         AL          254,465          502,350           756,815
Wynne              AR           70,000          547,547           617,547
Blytheville        AR          137,913          509,447           647,360
Osceola            AR           88,759          520,047           608,806
Phoenix            AZ          231,000          513,057           744,057
Phoenix            AZ           71,750          159,359           231,109
Phoenix            AZ          222,950          495,178           718,128
Tucson             AZ          194,250          431,434           625,684
Tucson             AZ          178,297          396,004           574,301
Yuma               AZ          120,750          268,190           388,940
Fullerton          CA           47,325           70,113           117,438
Grass Valley       CA          325,000          384,955           709,955
Jackson            CA          300,000          390,849           690,849
Sacramento         CA          210,000          466,419           676,419
Turlock            CA          222,250          493,627           715,877
Arvada             CO          301,489            8,104           309,593
Aurora             CO          221,691          492,382           714,073
Canon City         CO           66,500          147,699           214,199
Colorado Springs   CO          280,193          622,317           902,510
Colorado Springs   CO          192,988          433,542           626,530
Denver             CO          141,400          314,056           455,456
Denver             CO          315,000          699,623         1,014,623
Denver             CO          283,500          629,666           913,166
Littleton          CO          252,925          561,758           814,683
Smyrna             DE          232,273          472,855           705,128
Lakeland           FL          500,000          645,402         1,145,402
Tampa              FL          427,395          472,030           899,425
Council Bluffs     IA          194,355          431,668           626,023

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Apparel Stores
--------------
Danbury          CT        567,365                  09/29/97       300
Manchester       CT        260,711                  03/26/98       300
Manchester       CT        422,478                  03/26/98       300
Staten Island    NY        240,920                  03/26/98       300
Westbury         NY        359,421                  09/29/97       300
Automotive Parts
----------------
Millbrook        AL         19,735     12/10/98     01/29/99       300
Montgomery       AL         30,946                  06/30/98       300
Wynne            AR         18,921     11/10/98     02/26/99       300
Blytheville      AR         31,388                  06/30/98       300
Osceola          AR         32,041                  06/30/98       300
Phoenix          AZ        227,361                  11/09/87       300
Phoenix          AZ         70,619                  11/19/87       300
Phoenix          AZ        187,144                  11/02/89       300
Tucson           AZ        192,447                  10/30/87       300
Tucson           AZ        145,752                  01/19/90       300
Yuma             AZ         98,709                  01/23/90       300
Fullerton        CA         66,522                  08/21/72       234
Grass Valley     CA        162,162                  05/20/88       300
Jackson          CA        161,081                  05/17/88       300
Sacramento       CA        206,692                  11/25/87       300
Turlock          CA        217,310                  12/30/87       300
Arvada           CO             --
Aurora           CO        181,224                  01/29/90       300
Canon City       CO         65,453                  11/12/87       300
Colorado Springs CO        229,047                  01/23/90       300
Colorado Springs CO        118,553                  05/20/93       300
Denver           CO        139,172                  11/18/87       300
Denver           CO        297,819                  05/16/88       300
Denver           CO        268,039                  05/27/88       300
Littleton        CO        244,031                  02/12/88       300
Smyrna           DE         25,994                  07/31/98       300
Lakeland         FL         32,937     06/04/98     12/30/97       300
Tampa            FL         24,025     06/10/98     12/03/97       300
Council Bluffs   IA        183,755                  05/19/88       300

                 REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Automotive Parts
----------------
Boise            ID          158,400      351,812        None         None
Boise            ID          190,080      422,172        None         None
Coeur D'Alene    ID          165,900      368,468        None         None
Lewiston         ID          138,950      308,612        None         None
Moscow           ID          117,250      260,417        None         None
Nampa            ID          183,743      408,101        None         None
Twin Falls       ID          190,080      422,172        None         None
Brazil           IN          183,952      453,831        None         None
Princeton        IN          134,209      560,113        None         None
Vincennes        IN          185,312      489,779        None         None
Kansas City      KS          185,955      413,014        None         None
Kansas City      KS          222,000      455,881        None         None
Alma             MI          155,000      600,282        None         None
Lansing          MI          265,000      574,931        None         None
Sturgis          MI          109,558      550,274        None         None
Eagan            MN          902,443      845,536        None         None
Blue Springs     MO          222,569      494,333        None         None
Grandview        MO          347,150      711,024        None         None
Independence     MO          210,643      467,844        None         None
Kansas City      MO          210,070      466,571        None         None
Kansas City      MO          168,350      373,910        None         None
Kansas City      MO          248,500      551,927        None         None
Jackson          MS          248,483      572,485        None         None
Richland         MS          243,565      558,608        None         None
Batesville       MS          190,124      485,670        None         None
Horn Lakes       MS          142,702      514,779        None         None
Missoula         MT          163,100      362,249        None         None
Kearney          NE          173,950      344,393        None         None
Omaha            NE          196,000      435,321        None         None
Omaha            NE          199,100      412,042        None         None
Omaha            NE          253,128      812,403        None         None
Cherry Hill      NJ        1,074,640    1,032,304        None         None
Albuquerque      NM           80,500      178,794        None         None
Rio Rancho       NM          211,577      469,923        None         None
Sante Fe         NM           70,000      155,473        None         None
Las Vegas        NV          161,000      357,585        None         None

                 REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Automotive Parts
----------------
Boise            ID            158,400          351,812           510,212
Boise            ID            190,080          422,172           612,252
Coeur D'Alene    ID            165,900          368,468           534,368
Lewiston         ID            138,950          308,612           447,562
Moscow           ID            117,250          260,417           377,667
Nampa            ID            183,743          408,101           591,844
Twin Falls       ID            190,080          422,172           612,252
Brazil           IN            183,952          453,831           637,783
Princeton        IN            134,209          560,113           694,322
Vincennes        IN            185,312          489,779           675,091
Kansas City      KS            185,955          413,014           598,969
Kansas City      KS            222,000          455,881           677,881
Alma             MI            155,000          600,282           755,282
Lansing          MI            265,000          547,931           839,931
Sturgis          MI            109,558          550,274           659,832
Eagan            MN            902,443          845,536         1,747,979
Blue Springs     MO            222,569          494,333           716,902
Grandview        MO            347,150          711,024         1,058,174
Independence     MO            210,643          467,844           678,487
Kansas City      MO            210,070          466,571           676,641
Kansas City      MO            168,350          373,910           542,260
Kansas City      MO            248,500          551,927           800,427
Jackson          MS            248,483          572,485           820,968
Richland         MS            243,565          558,608           802,173
Batesville       MS            190,124          485,670           675,794
Horn Lakes       MS            142,702          514,779           657,481
Missoula         MT            163,100          362,249           525,349
Kearney          NE            173,950          344,393           518,343
Omaha            NE            196,000          435,321           631,321
Omaha            NE            199,100          412,042           611,142
Omaha            NE            253,128          812,403         1,065,531
Cherry Hill      NJ          1,074,640        1,032,304         2,106,944
Albuquerque      NM             80,500          178,794           259,294
Rio Rancho       NM            211,577          469,923           681,500
Sante Fe         NM             70,000          155,473           225,473
Las Vegas        NV            161,000          357,585           518,585

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Automotive Parts
----------------
Boise            ID        149,762                  05/06/88       300
Boise            ID        179,712                  05/06/88       300
Coeur D'Alene    ID        165,437                  09/21/87       300
Lewiston         ID        138,562                  09/16/87       300
Moscow           ID        116,923                  09/14/87       300
Nampa            ID        173,723                  05/06/88       300
Twin Falls       ID        179,712                  05/06/88       300
Brazil           IN         14,358                  03/31/99       300
Princeton        IN         17,724                  03/31/99       300
Vincennes        IN         15,497                  03/31/99       300
Kansas City      KS        175,815                  05/13/88       300
Kansas City      KS        193,981                  05/16/88       300
Alma             MI         14,778     04/29/99     02/23/99       300
Lansing          MI         19,787     04/30/99     12/03/98       300
Sturgis          MI         22,825                  12/29/98       300
Eagan            MN         46,081                  02/02/98       300
Blue Springs     MO        190,447                  07/31/89       300
Grandview        MO         36,480     08/20/98     02/20/98       300
Independence     MO        180,241                  07/31/89       300
Kansas City      MO        198,613                  05/13/88       300
Kansas City      MO        159,168                  05/26/88       300
Kansas City      MO        226,611                  10/25/88       300
Jackson          MS          2,858                  12/21/99       300
Richland         MS            929
Batesville       MS         28,304                  07/21/98       300
Horn Lakes       MS         31,716                  06/30/98       300
Missoula         MT        161,587                  10/30/87       300
Kearney          NE        122,818                  05/01/90       300
Omaha            NE        185,310                  05/26/88       300
Omaha            NE        173,733                  05/27/88       300
Omaha            NE          9,421     07/22/99     03/31/99       300
Cherry Hill      NJ        180,653                  01/26/95       300
Albuquerque      NM         79,754                  10/29/87       300
Rio Rancho       NM        204,136                  02/26/88       300
Sante Fe         NM         69,352                  10/29/87       300
Las Vegas        NV        159,507                  10/29/87       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Automotive Parts
----------------
Reno             NV          456,000      562,344        None         None
Canton           OH          396,560      597,553        None         None
Hamilton         OH          183,000      519,321        None         None
Hubbard          OH          147,043      481,217        None         None
Oklahoma City    OK          509,370      752,691        None         None
Oklahoma City    OK          404,815      771,625        None         None
Albany           OR          152,250      338,153        None         None
Beaverton        OR          210,000      466,419        None         None
Corvallis        OR          152,250      338,153        None         None
Eugene           OR          194,880      432,837        None         None
Oak Grove        OR          180,250      400,336        None         None
Portland         OR          190,750      423,664        None         None
Portland         OR          147,000      326,493        None         None
Portland         OR          210,000      466,412        None         None
Salem            OR          136,500      303,170        None         None
Tigard           OR          164,500      365,361        None         None
Hanover          PA          132,500      725,463        None         None
Butler           PA          339,929      633,078        None         None
Dover            PA          265,112      593,341        None         None
Enola            PA          220,228      546,026        None         None
Harrisburg       PA          327,781      608,291        None         None
Harrisburg       PA          283,417      352,473        None         None
Lancaster        PA          199,899      774,838        None         None
New Castle       PA          180,009      525,774        None         None
Reading          PA          379,000      658,693        None         None
Sioux Falls      SD          332,979      498,108        None         None
Columbia         TN          273,120      431,716        None         None
Memphis          TN          197,708      507,647        None         None
Amarillo         TX          140,000      419,734        None         None
Austin           TX          185,454      411,899        None         None
Dallas           TX          191,267      424,811        None         None
El Paso          TX           66,150      146,922        None         None
El Paso          TX           56,350      125,156        None         None
Garland          TX          242,887      539,461        None         None
Harlingen        TX          134,599      298,948        None         None
Houston          TX          151,018      335,417        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Automotive Parts
----------------
Reno             NV            456,000          562,344         1,018,344
Canton           OH            396,560          597,553           994,113
Hamilton         OH            183,000          519,321           702,321
Hubbard          OH            147,043          481,217           628,260
Oklahoma City    OK            509,370          752,691         1,262,061
Oklahoma City    OK            404,815          771,625         1,176,440
Albany           OR            152,250          338,153           490,403
Beaverton        OR            210,000          466,419           676,419
Corvallis        OR            152,250          338,153           490,403
Eugene           OR            194,880          432,837           627,717
Oak Grove        OR            180,250          400,336           580,586
Portland         OR            190,750          423,664           614,414
Portland         OR            147,000          326,493           473,493
Portland         OR            210,000          466,412           676,412
Salem            OR            136,500          303,170           439,670
Tigard           OR            164,500          365,361           529,861
Hanover          PA            132,500          725,463           857,963
Butler           PA            339,929          633,078           973,007
Dover            PA            265,112          593,341           858,453
Enola            PA            220,228          546,026           766,254
Harrisburg       PA            327,781          608,291           936,072
Harrisburg       PA            283,417          352,473           635,890
Lancaster        PA            199,899          774,838           974,737
New Castle       PA            180,009          525,774           705,783
Reading          PA            379,000          658,693         1,037,693
Sioux Falls      SD            332,979          498,108           831,087
Columbia         TN            273,120          431,716           704,836
Memphis          TN            197,708          507,647           705,355
Amarillo         TX            140,000          419,734           559,734
Austin           TX            185,454          411,899           597,353
Dallas           TX            191,267          424,811           616,078
El Paso          TX             66,150          146,922           213,072
El Paso          TX             56,350          125,156           181,506
Garland          TX            242,887          539,461           782,348
Harlingen        TX            134,599          298,948           433,547
Houston          TX            151,018          335,417           486,435

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Automotive Parts
----------------
Reno             NV        239,273                  05/26/88       300
Canton           OH         32,848                  08/14/98       300
Hamilton         OH         14,447     04/07/99     12/01/98       300
Hubbard          OH         29,654                  06/30/98       300
Oklahoma City    OK         16,189     04/14/99     09/24/98       300
Oklahoma City    OK         16,613     04/09/99     10/02/98       300
Albany           OR        152,815                  08/24/87       300
Beaverton        OR        210,780                  08/26/87       300
Corvallis        OR        152,815                  08/12/87       300
Eugene           OR        188,027                  02/10/88       300
Oak Grove        OR        180,916                  08/06/87       300
Portland         OR        191,459                  08/12/87       300
Portland         OR        147,546                  08/26/87       300
Portland         OR        209,414                  09/01/87       300
Salem            OR        137,005                  08/20/87       300
Tigard           OR        165,111                  08/26/87       300
Hanover          PA         10,661     08/06/99     05/14/99       300
Butler           PA         34,800                  08/07/98       300
Dover            PA         36,575                  06/30/98       300
Enola            PA         24,550                  10/16/98       300
Harrisburg       PA         37,486                  06/30/98       300
Harrisburg       PA         18,178                  09/30/98       300
Lancaster        PA         42,603                  08/07/98       300
New Castle       PA         32,401                  06/30/98       300
Reading          PA         14,006     06/09/99     12/03/98       300
Sioux Falls      SD         27,161     06/01/99     02/23/98       300
Columbia         TN          9,346                  07/19/99       300
Memphis          TN         26,201                  09/30/98       300
Amarillo         TX        173,534                  09/12/88       300
Austin           TX        150,424                  02/06/90       300
Dallas           TX        156,354                  01/26/90       300
El Paso          TX         65,537                  10/27/87       300
El Paso          TX         55,827                  10/27/87       300
Garland          TX        198,551                  01/19/90       300
Harlingen        TX        110,030                  01/17/90       300
Houston          TX        123,452                  01/25/90       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Automotive Parts
----------------
Leon Valley      TX          178,221      395,834        None         None
Lubbock          TX           42,000       93,284        None         None
Lubbock          TX           49,000      108,831        None         None
Midland          TX           45,500      101,058        None         None
Odessa           TX           50,750      112,718        None         None
Pasadena         TX          107,391      238,519        None         None
Plano            TX          187,564      417,157         700         None
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

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Automotive Parts
----------------
Leon Valley      TX            178,221          395,834           574,055
Lubbock          TX             42,000           93,284           135,284
Lubbock          TX             49,000          108,831           157,831
Midland          TX             45,500          101,058           146,558
Odessa           TX             50,750          112,718           163,468
Pasadena         TX            107,391          238,519           345,910
Plano            TX            187,564          417,857           605,421
San Antonio      TX            245,164          544,518           789,682
Bountiful        UT            183,750          408,115           591,865
Provo            UT            125,395          278,507           403,902
Bellevue         WA            185,500          411,997           597,497
Bellingham       WA            168,000          373,133           541,133
Bothell          WA            199,500          443,098           642,598
Everett          WA            367,500          816,227         1,183,727
Hazel Dell       WA            168,000          373,135           541,135
Kennewick        WA            161,350          358,365           519,715
Kent             WA            199,500          443,091           642,591
Lacey            WA            171,150          380,125           551,275
Marysville       WA            168,000          373,135           541,135
Moses Lake       WA            138,600          307,831           446,431
Pasco            WA            161,700          359,142           520,842
Puyallup         WA            173,250          384,795           558,045
Redmond          WA            196,000          435,317           631,317
Renton           WA            185,500          412,003           597,503
Richland         WA            161,700          359,142           520,842
Seattle          WA            162,400          360,697           523,097
Silverdale       WA            183,808          419,777           603,585
Spanaway         WA            189,000          419,777           608,777
Spokane          WA             66,150          146,921           213,071
Tacoma           WA            191,800          425,996           617,796
Tacoma           WA            196,000          435,324           631,324
Tacoma           WA            187,111          415,579           602,690
Vancouver        WA            180,250          400,343           580,593
Walla Walla      WA            170,100          377,793           547,893
Wenatchee        WA            148,400          329,602           478,002
Woodinville      WA            171,500          380,908           552,408

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Automotive Parts
----------------
Leon Valley      TX        145,689                  01/17/90       300
Lubbock          TX         41,610                  10/26/87       300
Lubbock          TX         48,546                  10/29/87       300
Midland          TX         45,078                  10/27/87       300
Odessa           TX         50,278                  10/26/87       300
Pasadena         TX         87,788                  01/24/90       300
Plano            TX        153,327                  01/18/90       300
San Antonio      TX        198,855                  02/14/90       300
Bountiful        UT        150,209                  01/30/90       300
Provo            UT        102,506                  01/25/90       300
Bellevue         WA        186,185                  08/06/87       300
Bellingham       WA        168,621                  08/20/87       300
Bothell          WA        200,242                  08/20/87       300
Everett          WA        361,708                  11/17/87       300
Hazel Dell       WA        155,100                  05/23/88       300
Kennewick        WA        161,950                  08/26/87       300
Kent             WA        200,237                  08/06/87       300
Lacey            WA        171,781                  08/13/87       300
Marysville       WA        168,625                  08/20/87       300
Moses Lake       WA        139,112                  08/12/87       300
Pasco            WA        162,300                  08/18/87       300
Puyallup         WA        172,769                  09/15/87       300
Redmond          WA        195,453                  09/17/87       300
Renton           WA        184,983                  09/15/87       300
Richland         WA        162,300                  08/13/87       300
Seattle          WA        163,004                  08/20/87       300
Silverdale       WA        188,474                  09/16/87       300
Spanaway         WA        189,701                  08/25/87       300
Spokane          WA         65,107                  11/18/87       300
Tacoma           WA        192,512                  08/18/87       300
Tacoma           WA        194,183                  10/15/87       300
Tacoma           WA        152,956                  01/25/90       300
Vancouver        WA        180,919                  08/20/87       300
Walla Walla      WA        170,728                  08/06/87       300
Wenatchee        WA        148,952                  08/25/87       300
Woodinville      WA        172,136                  08/20/87       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Automotive Parts
----------------
Brown Deer       WI          257,408      802,141        None         None
Delafield        WI          324,574      758,921        None         None
Madison          WI          452,630      811,977        None         None
Oak Creek        WI          420,465      852,408        None         None
Automotive Service
------------------
Flagstaff        AZ          144,821      417,485        None         None
Chula Vista      CA          313,293      409,654        None         None
Arvada           CO          201,565      339,038        None         None
Arvada           CO          241,044      344,753        None           57
Broomfield       CO          154,930      503,626        None         None
Denver           CO           79,717      369,587        None         None
Denver           CO          341,726      433,341        None           22
Thornton         CO          276,084      415,464        None         None
Hartford         CT          248,540      482,460        None         None
Southington      CT          225,882      672,910        None         None
Ft. Lauderdale   FL          254,090      465,890        None          775
Jacksonville     FL           76,585      355,066        None         None
Lauderdale Lakes FL           65,987      305,931        None         None
Seminole         FL           68,000      315,266        None         None
Sunrise          FL           80,253      372,070        None         None
Tampa            FL           70,000      324,538        None         None
Tampa            FL           67,000      310,629        None         None
Tampa            FL           86,502      401,041        None         None
Atlanta          GA           55,840      258,889        None         None
Atlanta          GA           78,646      364,625        None         None
Bogart           GA           66,807      309,733        None         None
Duluth           GA          222,275      316,925        None         None
Gainesville      GA           53,589      248,452        None         None
Marietta         GA           60,900      293,461        None         None
Marietta         GA           69,561      346,024        None         None
Riverdale        GA           58,444      270,961        None         None
Rome             GA           56,454      261,733        None         None
Anderson         IN          232,170      385,661        None         None
Indianapolis     IN          231,384      428,307        None         None
Olathe           KS          217,995      367,055        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Automotive Parts
----------------
Brown Deer       WI            257,408          802,141         1,059,549
Delafield        WI            324,574          758,921         1,083,495
Madison          WI            452,630          811,977         1,264,607
Oak Creek        WI            420,465          852,408         1,272,873
Automotive Service
------------------
Flagstaff        AZ            144,821          417,485           526,306
Chula Vista      CA            313,293          409,654           722,947
Arvada           CO            201,565          339,038           540,603
Arvada           CO            241,044          344,810           585,854
Broomfield       CO            154,930          503,626           658,556
Denver           CO             79,717          369,587           449,304
Denver           CO            341,726          433,363           775,089
Thornton         CO            276,084          415,464           691,548
Hartford         CT            248,540          482,460           731,000
Southington      CT            225,882          672,910           898,792
Ft. Lauderdale   FL            254,090          466,665           720,755
Jacksonville     FL             76,585          355,066           431,651
Lauderdale Lakes FL             65,987          305,931           371,918
Seminole         FL             68,000          315,266           383,266
Sunrise          FL             80,253          372,070           452,323
Tampa            FL             70,000          324,538           394,538
Tampa            FL             67,000          310,629           377,629
Tampa            FL             86,502          401,041           487,543
Atlanta          GA             55,840          258,889           314,729
Atlanta          GA             78,646          364,625           443,271
Bogart           GA             66,807          309,733           376,540
Duluth           GA            222,275          316,925           539,200
Gainesville      GA             53,589          248,452           302,041
Marietta         GA             60,900          293,461           354,361
Marietta         GA             69,561          346,024           415,585
Riverdale        GA             58,444          270,961           329,405
Rome             GA             56,454          261,733           318,187
Anderson         IN            232,170          385,661           617,831
Indianapolis     IN            231,384          428,307           659,691
Olathe           KS            217,995          367,055           585,050

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Automotive Parts
----------------
Brown Deer       WI         33,258     12/15/98     07/06/98       300
Delafield        WI          8,297                  03/11/99       300
Madison          WI         38,972     10/20/98     03/31/98       300
Oak Creek        WI         40,912     08/07/98     03/12/98       300
Automotive Service
------------------
Flagstaff        AZ         22,202     09/30/98     08/29/97       300
Chula Vista      CA         59,400     05/01/96     12/22/95       300
Arvada           CO         45,770     08/28/96     03/15/96       300
Arvada           CO         40,407     01/03/97     07/01/96       300
Broomfield       CO         67,990     08/22/96     03/06/96       300
Denver           CO        240,139                  10/08/85       300
Denver           CO         37,829     09/25/97     06/09/97       300
Thornton         CO         49,004     12/31/96     10/04/96       300
Hartford         CT         63,524                  09/27/96       300
Southington      CT         67,895                  05/30/97       300
Ft. Lauderdale   FL         28,432     05/13/98     12/24/97       300
Jacksonville     FL        226,895                  12/23/85       300
Lauderdale Lakes FL        193,123                  02/19/86       300
Seminole         FL        201,461                  12/23/85       300
Sunrise          FL        235,999                  02/14/86       300
Tampa            FL        207,386                  12/27/85       300
Tampa            FL        198,498                  12/27/85       300
Tampa            FL        245,346                  07/23/86       300
Atlanta          GA        166,438                  11/27/85       300
Atlanta          GA        233,003                  12/18/85       300
Bogart           GA        197,926                  12/20/85       300
Duluth           GA         24,943     10/24/97     06/20/97       300
Gainesville      GA        158,764                  12/19/85       300
Marietta         GA        187,526                  12/26/85       300
Marietta         GA        214,098                  06/03/86       300
Riverdale        GA        172,099                  01/15/86       300
Rome             GA        167,251                  12/19/85       300
Anderson         IN         31,326                  12/19/97       300
Indianapolis     IN         56,394                  09/27/96       300
Olathe           KS         38,525     04/22/97     10/31/96       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Automotive Service
------------------
Louisville       KY           56,054      259,881        None         None
Newport          KY          323,511      289,017        None         None
Lenox            MA          287,769      535,273        None         None
Billerica        MA          399,043      462,240        None         None
Clinton          MD           70,880      328,620        None         None
Minneapolis      MN           58,000      268,903        None         None
Independence     MO          297,641      233,152        None         None
Concord          NC          237,688      357,976        None          414
Durham           NC           55,074      255,336        None         None
Durham           NC          354,676      361,203        None         None
Fayetteville     NC          224,326      257,733        None         None
Garner           NC          218,294      319,334        None          414
Greensboro       NC          287,474      316,108        None         None
Matthews         NC          295,580      338,472        None          414
Pineville        NC          254,460      355,630        None         None
Raleigh          NC           89,145      413,301        None         None
Raleigh          NC          398,694      263,621        None         None
Albion           NY          170,589      317,424        None         None
Dansville        NY          181,664      337,991        None         None
East Amherst     NY          260,708      484,788        None         None
East Syracuse    NY          250,609      466,264        None         None
Johnson City     NY          242,863      451,877        None         None
Wellsville       NY          161,331      300,231        None         None
West Amherst     NY          268,692      499,619        None         None
Akron            OH          139,126      460,334        None         None
Beaver Creek     OH          205,000      492,538        None         None
Centerville      OH          305,000      420,448        None         None
Cincinnati       OH          293,005      201,340        None         None
Columbus         OH           71,098      329,627        None         None
Columbus         OH           75,761      351,247        None         None
Columbus         OH          245,036      470,468        None         None
Dayton           OH           70,000      324,538        None         None
Eastlake         OH          321,347      459,774        None         None
Fairfield        OH          323,408      235,024        None         None
Findlay          OH          283,515      397,004        None         None
Hamilton         OH          252,608      413,279        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Automotive Service
------------------
Louisville       KY             56,054          259,881           315,935
Newport          KY            323,511          289,017           612,528
Lenox            MA            287,769          535,273           823,042
Billerica        MA            399,043          462,240           861,283
Clinton          MD             70,880          328,620           399,500
Minneapolis      MN             58,000          268,903           326,903
Independence     MO            297,641          233,152           530,793
Concord          NC            237,688          358,390           596,078
Durham           NC             55,074          255,336           310,410
Durham           NC            354,676          361,203           715,879
Fayetteville     NC            224,326          257,733           482,059
Garner           NC            218,294          319,748           538,042
Greensboro       NC            287,474          316,108           603,582
Matthews         NC            295,580          338,886           634,466
Pineville        NC            254,460          355,630           610,090
Raleigh          NC             89,145          413,301           502,446
Raleigh          NC            398,694          263,621           662,315
Albion           NY            170,589          317,424           488,013
Dansville        NY            181,664          337,991           519,655
East Amherst     NY            260,708          484,788           745,496
East Syracuse    NY            250,609          466,264           716,873
Johnson City     NY            242,863          451,877           694,740
Wellsville       NY            161,331          300,231           461,562
West Amherst     NY            268,692          499,619           768,311
Akron            OH            139,126          460,334           599,460
Beaver Creek     OH            205,000          492,538           697,538
Centerville      OH            305,000          420,448           725,448
Cincinnati       OH            293,005          201,340           494,345
Columbus         OH             71,098          329,627           400,725
Columbus         OH             75,761          351,247           427,008
Columbus         OH            245,036          470,468           715,504
Dayton           OH             70,000          324,538           394,538
Eastlake         OH            321,347          459,774           781,121
Fairfield        OH            323,408          235,024           558,432
Findlay          OH            283,515          397,004           680,519
Hamilton         OH            252,608          413,279           665,887

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Automotive Service
------------------
Louisville       KY        166,069                  12/17/85       300
Newport          KY         26,166                  09/17/97       300
Lenox            MA         16,923                  03/31/99       300
Billerica        MA         49,714                  03/31/97       300
Clinton          MD        212,254                  11/15/85       300
Minneapolis      MN        171,835                  12/18/85       300
Independence     MO         28,367                  12/20/96       300
Concord          NC         20,625     05/27/98     11/05/97       300
Durham           NC        164,922                  11/13/85       300
Durham           NC         32,786     08/29/97     03/26/97       300
Fayetteville     NC         20,710                  12/01/97       300
Garner           NC         25,163     01/05/98     06/20/97       300
Greensboro       NC         31,861     06/09/97     01/29/97       300
Matthews         NC         16,140     08/28/98     02/27/98       300
Pineville        NC         32,297     08/28/97     04/04/97       300
Raleigh          NC        267,306                  10/28/85       300
Raleigh          NC         22,892                  10/01/97       300
Albion           NY         10,032                  03/31/99       300
Dansville        NY         10,684                  03/31/99       300
East Amherst     NY         15,332                  03/31/99       300
East Syracuse    NY         14,738                  03/31/99       300
Johnson City     NY         14,283                  03/31/99       300
Wellsville       NY          9,488                  03/31/99       300
West Amherst     NY         15,802                  03/31/99       300
Akron            OH         41,903                  09/17/97       300
Beaver Creek     OH         54,998     02/13/97     09/03/96       300
Centerville      OH         58,162     07/24/96     06/27/96       300
Cincinnati       OH         18,039                  09/17/97       300
Columbus         OH        214,175                  10/02/85       300
Columbus         OH        227,172                  10/24/85       300
Columbus         OH         76,059                  12/21/95       300
Dayton           OH        209,897                  10/31/85       300
Eastlake         OH         74,330                  12/22/95       300
Fairfield        OH         21,176                  09/17/97       300
Findlay          OH         32,250                  12/24/97       300
Hamilton         OH         42,002     03/31/97     09/30/96       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Automotive Service
------------------
Huber Heights    OH          282,000      449,381        None         None
Miamisburg       OH           63,996      296,701        None         None
Milford          OH          353,324      269,997        None         None
Mt. Vernon       OH          216,115      375,357        None         None
Northwood        OH           65,978      263,912        None         None
Norwalk          OH          200,205      366,000        None         None
Sandusky         OH          264,708      404,011        None         None
Springboro       OH          191,911      522,902        None         None
Toledo           OH           91,655      366,621        None         None
Toledo           OH           73,408      293,632        None         None
Midwest City     OK          106,312      333,551        None         None
The Village      OK          143,655      295,422        None         None
Bethel Park      PA          299,595      331,264        None         None
Bethlehem        PA          275,328      389,067        None         None
Bethlehem        PA          229,162      310,526        None         None
Philadelphia     PA          858,500      877,744        None         None
Springfield Twp. PA           82,740      383,601        None         None
York             PA          249,436      347,424        None         None
Charleston       SC          217,250      294,079        None         None
Columbia         SC          343,785      295,001        None         None
Columbia         SC          267,622      298,594        None         None
Greenville       SC          221,946      315,163        None         None
Lexington        SC          241,534      342,182        None          295
North Charleston SC          174,980      341,466        None         None
Brentwood        TN          305,546      505,728        None         None
Nashville        TN          342,960      227,440        None         None
Dallas           TX          234,604      325,951        None         None
Houston          TX          285,000      369,697        None         None
Houston          TX          233,406      411,197        None         None
Houston          TX          195,000      424,651        None         None
Lewisville       TX          199,942      324,736        None         None
San Antonio      TX          198,828      437,422        None         None
Richmond         VA          149,780      399,415        None          411
Roanoke          VA          349,628      322,545        None         None
Virginia Beach   VA          287,675      382,125        None          402
Bremerton        WA          261,172      373,080        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Automotive Service
------------------
Huber Heights    OH            282,000          449,381           731,381
Miamisburg       OH             63,996          296,701           360,697
Milford          OH            353,324          269,997           623,321
Mt. Vernon       OH            216,115          375,357           591,472
Northwood        OH             65,978          263,912           329,890
Norwalk          OH            200,205          366,000           566,205
Sandusky         OH            264,708          404,011           668,719
Springboro       OH            191,911          522,902           714,813
Toledo           OH             91,655          366,621           458,276
Toledo           OH             73,408          293,632           367,040
Midwest City     OK            106,312          333,551           439,863
The Village      OK            143,655          295,422           439,077
Bethel Park      PA            299,595          331,264           630,859
Bethlehem        PA            275,328          389,067           664,395
Bethlehem        PA            229,162          310,526           539,688
Philadelphia     PA            858,500          877,744         1,736,244
Springfield Twp. PA             82,740          383,601           466,341
York             PA            249,436          347,424           596,860
Charleston       SC            217,250          294,079           511,329
Columbia         SC            343,785          295,001           638,786
Columbia         SC            267,622          298,594           566,216
Greenville       SC            221,946          315,163           537,109
Lexington        SC            241,534          342,477           584,011
North Charleston SC            174,980          341,466           516,446
Brentwood        TN            305,546          505,728           811,274
Nashville        TN            342,960          227,440           570,400
Dallas           TX            234,604          325,951           560,555
Houston          TX            285,000          369,697           654,697
Houston          TX            233,406          411,197           644,603
Houston          TX            195,000          424,651           619,651
Lewisville       TX            199,942          324,736           524,678
San Antonio      TX            198,828          437,422           636,250
Richmond         VA            149,780          399,826           549,606
Roanoke          VA            349,628          322,545           672,173
Virginia Beach   VA            287,675          382,527           670,202
Bremerton        WA            261,172          373,080           634,252

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Automotive Service
------------------
Huber Heights    OH         53,174     12/03/96     07/10/96       300
Miamisburg       OH        192,782                  10/08/85       300
Milford          OH         24,402                  09/18/97       300
Mt. Vernon       OH         30,485                  12/30/97       300
Northwood        OH        234,405                  09/12/86       180
Norwalk          OH         29,727                  12/19/97       300
Sandusky         OH         32,827                  12/19/97       300
Springboro       OH         57,861                  02/07/97       300
Toledo           OH        325,631                  09/12/86       180
Toledo           OH        260,802                  09/12/86       180
Midwest City     OK         18,146     08/06/98     07/29/97       300
The Village      OK         19,941     03/06/98     06/30/97       300
Bethel Park      PA         26,914                  12/19/97       300
Bethlehem        PA         31,646                  12/19/97       300
Bethlehem        PA         25,193                  12/23/97       300
Philadelphia     PA        267,091     05/19/95     12/05/94       300
Springfield Twp. PA        242,154                  02/28/86       300
York             PA         28,205                  12/24/97       300
Charleston       SC         27,635     07/14/97     03/11/97       300
Columbia         SC         29,551     05/27/97     01/31/97       300
Columbia         SC         20,091     03/31/98     10/24/97       300
Greenville       SC         27,569     09/05/97     03/31/97       300
Lexington        SC          9,543     02/03/99     09/24/98       300
North Charleston SC         18,512     08/06/98     03/04/98       300
Brentwood        TN         39,148     03/13/98     04/16/97       300
Nashville        TN         20,503                  09/17/97       300
Dallas           TX         44,003     08/09/96     02/14/96       300
Houston          TX         32,231     08/08/97     08/08/97       300
Houston          TX          2,029     09/07/99     03/23/98       300
Houston          TX          2,098     10/01/99     05/28/98       300
Lewisville       TX         43,839     08/02/96     01/19/96       300
San Antonio      TX         75,091                  09/01/95       300
Richmond         VA         48,595                  12/20/96       300
Roanoke          VA         26,173                  12/19/97       300
Virginia Beach   VA         44,956     01/07/97     09/27/96       300
Bremerton        WA         46,243     03/19/97     07/18/96       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Automotive Service
------------------
Milwaukee        WI          173,005      499,244        None         None
Milwaukee        WI          152,509      475,480        None         None
New Berlin       WI          188,491      466,268        None         None
Book Stores
-----------
Tampa            FL          998,250    3,696,707        None         None
Business Services
-----------------
Jackson          MI          550,162      571,590        None         None
Child Care
----------
Birmingham       AL           63,800      295,791        None         None
Huntsville       AL           28,600      197,165        None          277
Mobile           AL           78,400      237,671        None          277
Mobile           AL           63,000      292,084        None          277
Mesa             AZ          308,951    1,025,561        None         None
Avondale         AZ          242,723    1,129,103        None         None
Chandler         AZ          144,083      668,079        None         None
Chandler         AZ          291,720      647,923        None         None
Chandler         AZ          271,695      603,446        None         None
Glendale         AZ          115,000      285,172        None           76
Mesa             AZ          297,500      660,755        None         None
Mesa             AZ          276,770      590,417        None         None
Peoria           AZ          281,750      625,779        None         None
Phoenix          AZ          318,500      707,397        None         None
Phoenix          AZ          264,504      587,471        None         None
Phoenix          AZ          260,719      516,181        None         None
Scottsdale       AZ          291,993      648,529        None         None
Tempe            AZ          292,200      648,989        None         None
Tempe            AZ          294,000      638,977        None         None
Tucson           AZ          304,500      676,303        None         None
Tucson           AZ          283,500      546,878        None         None
Calabasas        CA          156,430      725,248        None         None
Carmichael       CA          131,035      607,507        None         None
Chino            CA          155,000      634,071        None         None
Chula Vista      CA          350,563      778,614        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Automotive Service
------------------
Milwaukee        WI            173,005          499,244           672,249
Milwaukee        WI            152,509          475,480           627,989
New Berlin       WI            188,491          466,268           654,759
Book Stores
-----------
Tampa            FL            998,250        3,696,707         4,694,957
Business Services
-----------------
Jackson          MI            550,162          571,590         1,121,752
Child Care
----------
Birmingham       AL             63,800          295,791           359,591
Huntsville       AL             28,600          197,442           226,042
Mobile           AL             78,400          237,948           316,348
Mobile           AL             63,000          292,361           355,361
Mesa             AZ            308,951        1,025,561         1,334,512
Avondale         AZ            242,723        1,129,103         1,371,826
Chandler         AZ            144,083          668,079           812,162
Chandler         AZ            291,720          647,923           939,643
Chandler         AZ            271,695          603,446           875,141
Glendale         AZ            115,000          285,248           400,248
Mesa             AZ            297,500          660,755           958,255
Mesa             AZ            276,770          590,417           867,187
Peoria           AZ            281,750          625,779           907,529
Phoenix          AZ            318,500          707,397         1,025,897
Phoenix          AZ            264,504          587,471           851,975
Phoenix          AZ            260,719          516,181           776,900
Scottsdale       AZ            291,993          648,529           940,522
Tempe            AZ            292,200          648,989           941,189
Tempe            AZ            294,000          638,977           932,977
Tucson           AZ            304,500          676,303           980,803
Tucson           AZ            283,500          546,878           830,378
Calabasas        CA            156,430          725,248           881,678
Carmichael       CA            131,035          607,507           738,542
Chino            CA            155,000          634,071           789,071
Chula Vista      CA            350,563          778,614         1,129,177

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Automotive Service
------------------
Milwaukee        WI         80,711                  12/22/95       300
Milwaukee        WI         62,603                  09/27/96       300
New Berlin       WI         75,380                  12/22/95       300
Book Stores
-----------
Tampa            FL        412,444                  03/07/97       300
Business Services
-----------------
Jackson          MI         19,798     01/15/99     09/24/98       300
Child Care
----------
Birmingham       AL        210,702                  10/31/84       300
Huntsville       AL        197,234                  06/15/82       180
Mobile           AL        237,740                  10/15/82       180
Mobile           AL        199,474                  04/25/85       300
Mesa             AZ         11,895     07/26/99     01/13/99       300
Avondale         AZ         24,386     04/20/99     07/27/98       300
Chandler         AZ        395,616                  12/17/86       300
Chandler         AZ        285,193                  12/11/87       300
Chandler         AZ        265,698                  12/14/87       300
Glendale         AZ        285,191                  02/08/84       180
Mesa             AZ        273,613                  09/29/88       300
Mesa             AZ        244,489                  09/29/88       300
Peoria           AZ        270,021                  03/30/88       300
Phoenix          AZ        292,927                  09/29/88       300
Phoenix          AZ        207,829                  06/29/90       300
Phoenix          AZ        173,788                  12/26/90       300
Scottsdale       AZ        285,502                  12/14/87       300
Tempe            AZ        280,037                  03/10/88       300
Tempe            AZ        226,739                  09/27/90       300
Tucson           AZ        280,052                  09/28/88       300
Tucson           AZ        226,458                  09/29/88       300
Calabasas        CA        471,858                  09/26/85       300
Carmichael       CA        369,282                  08/22/86       300
Chino            CA        634,071                  10/06/83       180
Chula Vista      CA        347,313                  10/30/87       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Corona           CA          144,856      671,584        None         None
El Cajon         CA          157,804      731,621        None         None
Encinitas        CA          320,000      710,729        None         None
Escondido        CA          276,286      613,638        None         None
Folsom           CA          281,563      625,363        None         None
Mission Viejo    CA          353,891      744,367        None         None
Moreno Valley    CA          304,489      676,214        None         None
Oceanside        CA          145,568      674,889        None         None
Palmdale         CA          249,490      554,125        None         None
Rancho Cordova   CA          276,328      613,733        None         None
Rancho Cucamonga CA          471,733    1,047,739        None         None
Roseville        CA          297,343      660,411        None         None
Sacramento       CA          290,734      645,732        None         None
Santee           CA          248,418      551,748        None         None
Simi Valley      CA          208,585      967,055        None         None
Valencia         CA          301,295      669,185        None         None
Walnut           CA          217,365    1,007,753        None         None
Aurora           CO          141,811      657,497        None         None
Aurora           CO          287,000      637,440        None         None
Aurora           CO          301,455      655,610        None         None
Broomfield       CO          107,000      403,080        None         None
Broomfield       CO          155,306      344,941        None         None
Colorado Springs CO           58,400      271,217        None         None
Colorado Springs CO           92,570      241,413        None         None
Colorado Springs CO          115,542      535,700        None         None
Englewood        CO          131,216      608,372        None         None
Englewood        CO          158,651      735,572        None         None
Fort Collins     CO           55,200      256,356        None        3,600
Fort Collins     CO          117,105      542,950        None         None
Fort Collins     CO          137,734      638,593        None         None
Greeley          CO           58,400      270,755        None          227
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

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Corona           CA            144,856          671,584           816,440
El Cajon         CA            157,804          731,621           889,425
Encinitas        CA            320,000          710,729         1,030,729
Escondido        CA            276,286          613,638           889,924
Folsom           CA            281,563          625,363           906,926
Mission Viejo    CA            353,891          744,367         1,098,258
Moreno Valley    CA            304,489          676,214           980,703
Oceanside        CA            145,568          674,889           820,457
Palmdale         CA            249,490          554,125           803,615
Rancho Cordova   CA            276,328          613,733           890,061
Rancho Cucamonga CA            471,733        1,047,739         1,519,472
Roseville        CA            297,343          660,411           957,754
Sacramento       CA            290,734          645,732           936,466
Santee           CA            248,418          551,748           800,166
Simi Valley      CA            208,585          967,055         1,175,640
Valencia         CA            301,295          669,185           970,480
Walnut           CA            217,365        1,007,753         1,225,118
Aurora           CO            141,811          657,497           799,308
Aurora           CO            287,000          637,440           924,440
Aurora           CO            301,455          655,610           957,065
Broomfield       CO            107,000          403,080           510,080
Broomfield       CO            155,306          344,941           500,247
Colorado Springs CO             58,400          271,217           329,617
Colorado Springs CO             92,570          241,413           333,983
Colorado Springs CO            115,542          535,700           651,242
Englewood        CO            131,216          608,372           739,588
Englewood        CO            158,651          735,572           894,223
Fort Collins     CO             55,200          259,956           315,156
Fort Collins     CO            117,105          542,950           660,055
Fort Collins     CO            137,734          638,593           776,327
Greeley          CO             58,400          270,982           329,382
Littleton        CO            161,617          358,956           520,573
Littleton        CO            287,000          637,435           924,435
Littleton        CO            299,250          664,642           963,892
Longmont         CO            115,592          535,931           651,523
Louisville       CO             58,089          269,313           327,402

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Corona           CA        472,942                  12/19/84       300
El Cajon         CA        467,518                  12/19/85       300
Encinitas        CA        312,885                  12/29/87       300
Escondido        CA        270,140                  12/31/87       300
Folsom           CA        280,130                  10/23/87       300
Mission Viejo    CA        214,121                  06/24/93       300
Moreno Valley    CA        317,491                  02/11/87       300
Oceanside        CA        431,265                  12/23/85       300
Palmdale         CA        229,458                  09/14/88       300
Rancho Cordova   CA        243,510                  03/22/89       300
Rancho Cucamonga CA        461,247                  12/30/87       300
Roseville        CA        295,821                  10/21/87       300
Sacramento       CA        288,038                  10/05/87       300
Santee           CA        250,956                  07/23/87       300
Simi Valley      CA        617,968                  12/20/85       300
Valencia         CA        282,921                  06/23/88       300
Walnut           CA        612,578                  08/22/86       300
Aurora           CO        412,496                  03/25/86       300
Aurora           CO        280,620                  12/31/87       300
Aurora           CO        294,948                  09/27/89       300
Broomfield       CO        403,080                  01/12/83       180
Broomfield       CO        148,841                  03/15/88       300
Colorado Springs CO        271,217                  12/22/82       180
Colorado Springs CO        241,413                  08/31/83       180
Colorado Springs CO        318,881                  12/04/86       300
Englewood        CO        362,140                  12/05/86       300
Englewood        CO        435,583                  12/29/86       300
Fort Collins     CO        257,076                  12/22/82       180
Fort Collins     CO        340,631                  03/25/86       300
Fort Collins     CO        400,636                  03/25/86       300
Greeley          CO        191,813                  11/21/84       300
Littleton        CO        158,020                  12/10/87       300
Littleton        CO        263,956                  09/29/88       300
Littleton        CO        275,223                  09/29/88       300
Longmont         CO        336,229                  03/25/86       300
Louisville       CO        196,018                  06/22/84       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Parker           CO          153,551      341,042        None         None
Westminster      CO          306,387      695,737        None         None
Bradenton        FL          160,060      355,501        None         None
Clearwater       FL           42,223      269,380        None         None
Jacksonville     FL           38,500      228,481        None         None
Jacksonville     FL           48,000      243,060        None         None
Jacksonville     FL          184,800      410,447        None         None
Jupiter          FL           78,000      360,088        None         None
Margate          FL           66,686      309,183        None         None
Melbourne        FL          256,439      549,345        None         None
Niceville        FL           73,696      341,688        None         None
Orlando          FL           68,001      313,922        None         None
Orlando          FL          159,177      353,538        None         None
Orlando          FL          245,249      544,704        None         None
Orlando          FL          190,050      422,107        None         None
Oviedo           FL          166,409      369,598        None         None
Panama City      FL           69,500      244,314        None          283
Pensacola        FL          147,000      326,492        None         None
Royal Palm Beach FL          194,193      431,309        None         None
Spring Hill      FL          146,939      326,356        None         None
St. Augustine    FL           44,800      213,040        None         None
Sunrise          FL           69,400      246,671        None         None
Sunrise          FL          245,000      533,280        None         None
Tallahassee      FL           66,000      232,010        None          283
Tampa            FL           53,385      199,846        None         None
Duluth           GA          310,000    1,039,972        None         None
Douglasville     GA           54,000      250,356        None         None
Dunwoody         GA          318,500      707,399        None         None
Ellenwood        GA          119,678      275,414        None         None
Fayetteville     GA          148,400      329,601        None         None
Lawrenceville    GA          141,449      314,161        None         None
Lilburn          GA          116,350      539,488        None         None
Lithia Springs   GA          187,444      363,358        None         None
Lithonia         GA          239,715      524,459        None         None
Marietta         GA          231,000      513,061        None         None
Marietta         GA          273,000      619,076        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Parker           CO            153,551          341,042           494,593
Westminster      CO            306,387          695,737         1,002,124
Bradenton        FL            160,060          355,501           515,561
Clearwater       FL             42,223          269,380           311,603
Jacksonville     FL             38,500          228,481           266,981
Jacksonville     FL             48,000          243,060           291,060
Jacksonville     FL            184,800          410,447           595,247
Jupiter          FL             78,000          360,088           438,088
Margate          FL             66,686          309,183           375,869
Melbourne        FL            256,439          549,345           805,784
Niceville        FL             73,696          341,688           415,384
Orlando          FL             68,001          313,922           381,923
Orlando          FL            159,177          353,538           512,715
Orlando          FL            245,249          544,704           789,953
Orlando          FL            190,050          422,107           612,157
Oviedo           FL            166,409          369,598           536,007
Panama City      FL             69,500          244,597           314,097
Pensacola        FL            147,000          326,492           473,492
Royal Palm Beach FL            194,193          431,309           625,502
Spring Hill      FL            146,939          326,356           473,295
St. Augustine    FL             44,800          213,040           257,840
Sunrise          FL             69,400          246,671           316,071
Sunrise          FL            245,000          533,280           778,280
Tallahassee      FL             66,000          232,293           298,293
Tampa            FL             53,385          199,846           253,231
Duluth           GA            310,000        1,039,972         1,349,972
Douglasville     GA             54,000          251,976           305,976
Dunwoody         GA            318,500          707,399         1,025,899
Ellenwood        GA            119,678          275,414           395,092
Fayetteville     GA            148,400          329,601           478,001
Lawrenceville    GA            141,449          314,161           455,610
Lilburn          GA            116,350          539,488           655,838
Lithia Springs   GA            187,444          363,358           550,802
Lithonia         GA            239,715          524,459           764,174
Marietta         GA            231,000          513,061           744,061
Marietta         GA            273,000          619,076           892,076

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Parker           CO        152,764                  10/19/87       300
Westminster      CO        289,344                  09/27/89       300
Bradenton        FL        151,332                  05/05/88       300
Clearwater       FL        269,380                  12/22/81       180
Jacksonville     FL        228,481                  12/22/81       180
Jacksonville     FL        243,060                  12/22/81       180
Jacksonville     FL        162,853                  03/30/89       300
Jupiter          FL        235,325                  09/11/85       300
Margate          FL        183,090                  12/16/86       300
Melbourne        FL        160,046                  04/16/93       300
Niceville        FL        203,387                  12/03/86       300
Orlando          FL        205,154                  09/04/85       300
Orlando          FL        160,801                  07/02/87       300
Orlando          FL        239,793                  12/10/87       300
Orlando          FL        167,479                  03/30/89       300
Oviedo           FL        163,780                  11/20/87       300
Panama City      FL        244,314                  06/15/82       180
Pensacola        FL        129,542                  03/28/89       300
Royal Palm Beach FL        176,108                  11/15/88       300
Spring Hill      FL        144,617                  11/24/87       300
St. Augustine    FL        213,040                  12/22/81       180
Sunrise          FL        246,671                  06/15/82       180
Sunrise          FL        212,817                  05/25/89       300
Tallahassee      FL        232,222                  06/15/82       180
Tampa            FL        199,846                  12/22/81       180
Duluth           GA          8,624     08/25/99     06/17/99       300
Douglasville     GA        178,349                  10/23/84       300
Dunwoody         GA        288,838                  11/16/88       300
Ellenwood        GA        112,454                  11/16/88       300
Fayetteville     GA        130,776                  03/29/89       300
Lawrenceville    GA        131,911                  07/07/88       300
Lilburn          GA        319,468                  12/23/86       300
Lithia Springs   GA        140,759                  12/28/89       300
Lithonia         GA        194,418                  08/20/91       300
Marietta         GA        221,384                  03/18/88       300
Marietta         GA        265,329                  04/26/88       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Marietta         GA          148,620      330,090        None         None
Marietta         GA          292,250      649,095        None         None
Marietta         GA          295,750      596,299        None         None
Marietta         GA          301,000      668,529        None         None
Martinez         GA          141,153      313,504        None         None
Smyrna           GA          274,750      610,229        None         None
Stockbridge      GA          168,700      374,688        None         None
Stone Mountain   GA           65,000      301,357        None         None
Stone Mountain   GA          316,750      703,512        None         None
Valdosta         GA           73,561      341,059        None         None
Cedar Rapids     IA          194,950      427,085        None         None
Iowa City        IA          186,900      408,910        None         None
Johnston         IA          186,996      347,278        None         None
Addison          IL          125,780      583,146        None         None
Algonquin        IL          241,500      509,629        None         None
Aurora           IL          468,000    1,259,890        None         None
Aurora           IL          165,679      398,738        None         None
Bartlett         IL          120,824      560,166        None         None
Bolingbrook      IL           60,000      409,024        None         None
Carol Stream     IL          122,831      586,416        None         None
Crystal Lake     IL          400,000    1,259,388        None         None
Elk Grove VillageIL          126,860      588,175        None         None
Elk Grove VillageIL          214,845      477,181        None         None
Glendale Heights IL          318,500      707,399        None         None
Hoffman Estates  IL          318,500      707,399        None         None
Hoffman Estates  IL          211,082      468,818        None         None
Lake in the HillsIL          375,000    1,127,635        None         None
Lockport         IL          189,477      442,018        None         None
Naperville       IL          425,000    1,229,493        None         None
O'Fallon         IL          141,250      313,722        None         None
Orland Park      IL          218,499      485,296        None         None
Oswego           IL          380,000    1,165,782        None         None
Palatine         IL          121,911      565,232        None         None
Roselle          IL          297,541      561,037        None         None
Schaumburg       IL          218,798      485,955        None         None
Vernon Hills     IL          132,523      614,430        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Marietta         GA            148,620          330,090           478,710
Marietta         GA            292,250          649,095           941,345
Marietta         GA            295,750          596,299           892,049
Marietta         GA            301,000          668,529           969,529
Martinez         GA            141,153          313,504           454,657
Smyrna           GA            274,750          610,229           884,979
Stockbridge      GA            168,700          374,688           543,388
Stone Mountain   GA             65,000          301,357           366,357
Stone Mountain   GA            316,750          703,512         1,020,262
Valdosta         GA             73,561          341,059           414,620
Cedar Rapids     IA            194,950          427,085           622,035
Iowa City        IA            186,900          408,910           595,810
Johnston         IA            186,996          347,278           534,274
Addison          IL            125,780          583,146           708,926
Algonquin        IL            241,500          509,629           751,129
Aurora           IL            468,000        1,259,890         1,727,890
Aurora           IL            165,679          398,738           564,417
Bartlett         IL            120,824          560,166           680,990
Bolingbrook      IL             60,000          409,024           469,024
Carol Stream     IL            122,831          586,416           709,247
Crystal Lake     IL            400,000        1,259,388         1,659,388
Elk Grove VillageIL            126,860          588,175           715,035
Elk Grove VillageIL            214,845          477,181           692,026
Glendale Heights IL            318,500          707,399         1,025,899
Hoffman Estates  IL            318,500          707,399         1,025,899
Hoffman Estates  IL            211,082          468,818           679,900
Lake in the HillsIL            375,000        1,127,635         1,502,635
Lockport         IL            189,477          442,018           631,495
Naperville       IL            425,000        1,229,493         1,654,493
O'Fallon         IL            141,250          313,722           454,972
Orland Park      IL            218,499          485,296           703,795
Oswego           IL            380,000        1,165,782         1,545,782
Palatine         IL            121,911          565,232           687,143
Roselle          IL            297,541          561,037           858,578
Schaumburg       IL            218,798          485,955           704,753
Vernon Hills     IL            132,523          614,430           746,953

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Marietta         GA        136,792                  09/16/88       300
Marietta         GA        263,156                  12/02/88       300
Marietta         GA        241,753                  12/30/88       300
Marietta         GA        271,035                  12/30/88       300
Martinez         GA        138,011                  12/31/87       300
Smyrna           GA        249,162                  11/15/88       300
Stockbridge      GA        148,665                  03/28/89       300
Stone Mountain   GA        199,547                  06/19/85       300
Stone Mountain   GA        287,251                  11/16/88       300
Valdosta         GA        203,010                  12/03/86       300
Cedar Rapids     IA        139,944                  09/24/92       300
Iowa City        IA        135,985                  09/24/92       300
Johnston         IA        109,039                  08/19/91       300
Addison          IL        365,851                  03/25/86       300
Algonquin        IL        181,901                  07/10/90       300
Aurora           IL          2,091     10/26/99     06/29/99       300
Aurora           IL        161,655                  12/21/88       300
Bartlett         IL        351,432                  03/25/86       300
Bolingbrook      IL        409,024                  10/18/82       180
Carol Stream     IL        367,902                  03/25/86       300
Crystal Lake     IL          6,266     09/28/99     05/14/99       300
Elk Grove VillageIL        369,006                  03/26/86       300
Elk Grove VillageIL        204,515                  04/08/88       300
Glendale Heights IL        288,838                  11/16/88       300
Hoffman Estates  IL        280,673                  03/31/89       300
Hoffman Estates  IL        173,892                  12/08/89       300
Lake in the HillsIL          5,608     09/03/99     05/19/99       300
Lockport         IL        197,160                  10/29/87       300
Naperville       IL          2,040     10/06/99     05/28/99       300
O'Fallon         IL        139,931                  10/30/87       300
Orland Park      IL        216,465                  10/28/87       300
Oswego           IL          9,669     08/18/99     06/30/99       300
Palatine         IL        354,611                  03/25/86       300
Roselle          IL        227,457                  12/30/88       300
Schaumburg       IL        213,930                  12/17/87       300
Vernon Hills     IL        385,476                  03/25/86       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Westmont         IL          124,742      578,330        None         None
Carmel           IN          217,565      430,742        None         None
Fishers          IN          212,118      419,958        None         None
Highland         IN          220,460      436,476        None         None
Indianapolis     IN          245,000      544,153        None         None
Noblesville      IN           60,000      278,175        None         None
Zionsville       IN          127,568      319,770        None         None
Lenexa           KS          318,500      707,399        None         None
Olathe           KS          304,500      676,308        None         None
Overland Park    KS          357,500    1,115,135        None         None
Overland Park    KS          305,691      707,397        None         None
Shawnee          KS          315,000      699,629        None         None
Shawnee          KS          288,246      935,839        None         None
Topeka           KS           58,000      268,903        None         None
Wichita          KS          108,569      401,829        None         None
Wichita          KS          209,890      415,549        None         None
Lexington        KY          210,427      420,883        None         None
Acton            MA          315,533      700,813        None         None
Marlborough      MA          352,765      776,488        None         None
Westborough      MA          359,412      773,877        None         None
Ellicott City    MD          219,368      630,839        None         None
Frederick        MD          203,352    1,017,109        None         None
Olney            MD          342,500      760,701        None         None
Waldorf          MD          130,430      604,702        None         None
Waldorf          MD          237,207      526,844        None         None
Canton           MI           55,000      378,848        None         None
Apple Valley     MN          113,523      526,319        None         None
Bloomington      MN          124,113      575,416        None         None
Brooklyn Park    MN          118,111      547,587        None         None
Brooklyn Park    MN          112,823      523,073        None         None
Eagan            MN          112,127      519,845        None         None
Eden Prairie     MN          124,286      576,243        None         None
Maple Grove      MN          111,691      517,822        None         None
Maple Grove      MN          313,250      660,149        None         None
Minnetonka       MN          146,847      680,842        None         None
Plymouth         MN          134,221      622,350        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Westmont         IL            124,742          578,330           703,072
Carmel           IN            217,565          430,742           648,307
Fishers          IN            212,118          419,958           632,076
Highland         IN            220,460          436,476           656,936
Indianapolis     IN            245,000          544,153           789,153
Noblesville      IN             60,000          278,175           338,175
Zionsville       IN            127,568          319,770           447,338
Lenexa           KS            318,500          707,399         1,025,899
Olathe           KS            304,500          676,308           980,808
Overland Park    KS            357,500        1,115,135         1,472,635
Overland Park    KS            305,691          707,397         1,013,088
Shawnee          KS            315,000          699,629         1,014,629
Shawnee          KS            288,246          935,839         1,224,085
Topeka           KS             58,000          268,903           326,903
Wichita          KS            108,569          401,829           510,398
Wichita          KS            209,890          415,549           625,439
Lexington        KY            210,427          420,883           631,310
Acton            MA            315,533          700,813         1,016,346
Marlborough      MA            352,765          776,488         1,129,253
Westborough      MA            359,412          773,877         1,133,289
Ellicott City    MD            219,368          630,839           850,207
Frederick        MD            203,352        1,017,109         1,220,461
Olney            MD            342,500          760,701         1,103,201
Waldorf          MD            130,430          604,702           735,132
Waldorf          MD            237,207          526,844           764,051
Canton           MI             55,000          378,848           433,848
Apple Valley     MN            113,523          526,319           639,842
Bloomington      MN            124,113          575,416           699,529
Brooklyn Park    MN            118,111          547,587           665,698
Brooklyn Park    MN            112,823          523,073           635,896
Eagan            MN            112,127          519,845           631,972
Eden Prairie     MN            124,286          576,243           700,529
Maple Grove      MN            111,691          517,822           629,513
Maple Grove      MN            313,250          660,149           973,399
Minnetonka       MN            146,847          680,842           827,689
Plymouth         MN            134,221          622,350           756,571

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Westmont         IL        362,828                  03/25/86       300
Carmel           IN        145,022                  12/27/90       300
Fishers          IN        141,392                  12/27/90       300
Highland         IN        146,952                  12/26/90       300
Indianapolis     IN        192,504                  06/29/90       300
Noblesville      IN        189,975                  04/30/85       300
Zionsville       IN        142,629                  10/28/87       300
Lenexa           KS        280,673                  03/31/89       300
Olathe           KS        280,054                  09/28/88       300
Overland Park    KS         12,943     07/23/99     05/19/99       300
Overland Park    KS        292,927                  09/28/88       300
Shawnee          KS        287,686                  10/27/88       300
Shawnee          KS         32,614     12/29/98     08/21/98       300
Topeka           KS        183,643                  04/16/85       300
Wichita          KS        221,366                  12/16/86       300
Wichita          KS        139,907                  12/26/90       300
Lexington        KY        149,596                  08/20/91       300
Acton            MA        290,201                  09/30/88       300
Marlborough      MA        317,046                  11/04/88       300
Westborough      MA        315,978                  11/01/88       300
Ellicott City    MD        255,754                  12/19/88       300
Frederick        MD         59,311                  06/30/98       300
Olney            MD        334,883                  12/18/87       300
Waldorf          MD        433,104                  09/26/84       300
Waldorf          MD        231,930                  12/31/87       300
Canton           MI        378,848                  10/06/82       180
Apple Valley     MN        330,199                  03/26/86       300
Bloomington      MN        361,001                  03/27/86       300
Brooklyn Park    MN        343,540                  03/26/86       300
Brooklyn Park    MN        328,162                  03/27/86       300
Eagan            MN        326,136                  03/31/86       300
Eden Prairie     MN        361,520                  03/27/86       300
Maple Grove      MN        324,868                  03/26/86       300
Maple Grove      MN        236,449                  07/11/90       300
Minnetonka       MN        405,278                  12/12/86       300
Plymouth         MN        370,459                  12/12/86       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
W. Bloomington   MN           40,000      468,484        None         None
White Bear Lake  MN          260,750      579,133        None         None
White Bear Lake  MN          242,165      537,856        None         None
Florissant       MO          181,300      402,672        None         None
Florissant       MO          318,500      707,399        None         None
Gladstone        MO          294,000      652,987        None         None
Lee's Summit     MO          313,740      939,331        None         None
Lee's Summit     MO          330,000      993,751        None         None
Lee's Summit     MO          239,627      532,220        None         None
Liberty          MO           65,400      303,211        None         None
Manchester       MO          287,000      637,435        None         None
North Kansas CityMO          307,784      898,137        None         None
St. Charles      MO          259,000      575,246        None         None
Pearl            MS          121,801      270,524        None         None
Cary             NC           75,200      262,973        None          228
Chapel Hill      NC           77,000      356,992        None          228
Charlotte        NC           27,551      247,000        None          228
Charlotte        NC          134,582      268,222        None         None
Concord          NC           32,441      190,859        None         None
Durham           NC          220,728      429,380        None         None
Durham           NC          238,000      471,201        None         None
Hendersonville   NC           32,748      186,152        None          228
Kernersville     NC          162,216      316,300        None         None
Morrisville      NC          175,700      390,234        None         None
Bellevue         NE           60,568      280,819        None         None
Omaha            NE           60,500      280,491        None         None
Omaha            NE           53,000      245,720        None         None
Omaha            NE          142,867      317,315        None         None
Londonderry      NH          335,467      745,082        None         None
Clementon        NJ          279,851      554,060        None         None
Henderson        NV           82,000      380,173        None         None
Las Vegas        NV          201,250      446,983        None         None
Sparks           NV          244,752      543,605        None         None
Beavercreek      OH          179,552      398,786        None         None
Centerville      OH          174,519      387,613        None         None
Cincinnati       OH          165,910      368,486        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
W. Bloomington   MN             40,000          468,484           508,484
White Bear Lake  MN            260,750          579,133           839,883
White Bear Lake  MN            242,165          537,856           780,021
Florissant       MO            181,300          402,672           583,972
Florissant       MO            318,500          707,399         1,025,899
Gladstone        MO            294,000          652,987           946,987
Lee's Summit     MO            313,740          939,331         1,253,071
Lee's Summit     MO            330,000          993,751         1,323,751
Lee's Summit     MO            239,627          532,220           771,847
Liberty          MO             65,400          303,211           368,611
Manchester       MO            287,000          637,435           924,435
North Kansas CityMO            307,784          898,137         1,205,921
St. Charles      MO            259,000          575,246           834,246
Pearl            MS            121,801          270,524           392,325
Cary             NC             75,200          263,201           338,401
Chapel Hill      NC             77,000          357,220           434,220
Charlotte        NC             27,551          247,228           274,779
Charlotte        NC            134,582          268,222           402,804
Concord          NC             32,441          190,859           223,300
Durham           NC            220,728          429,380           650,108
Durham           NC            238,000          471,201           709,201
Hendersonville   NC             32,748          186,380           219,128
Kernersville     NC            162,216          316,300           478,516
Morrisville      NC            175,700          390,234           565,934
Bellevue         NE             60,568          280,819           341,387
Omaha            NE             60,500          280,491           340,991
Omaha            NE             53,000          245,720           298,720
Omaha            NE            142,867          317,315           460,182
Londonderry      NH            335,467          745,082         1,080,549
Clementon        NJ            279,851          554,060           833,911
Henderson        NV             82,000          380,173           462,173
Las Vegas        NV            201,250          446,983           648,233
Sparks           NV            244,752          543,605           788,357
Beavercreek      OH            179,552          398,786           578,338
Centerville      OH            174,519          387,613           562,132
Cincinnati       OH            165,910          368,486           534,396

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
W. Bloomington   MN        468,484                  06/18/82       180
White Bear Lake  MN        254,951                  12/23/87       300
White Bear Lake  MN        187,209                  08/30/90       300
Florissant       MO        159,767                  03/29/89       300
Florissant       MO        280,673                  03/30/89       300
Gladstone        MO        270,397                  09/29/88       300
Lee's Summit     MO          7,787     09/08/99     06/30/99       300
Lee's Summit     MO         11,539     07/26/99     06/29/99       300
Lee's Summit     MO        200,922                  09/27/89       300
Liberty          MO        200,773                  06/18/85       300
Manchester       MO        280,618                  12/22/87       300
North Kansas CityMO         37,271     09/28/99     08/21/98       300
St. Charles      MO        253,241                  12/23/87       300
Pearl            MS        110,605                  11/15/88       300
Cary             NC        263,007                  01/25/84       180
Chapel Hill      NC        243,801                  04/17/85       300
Charlotte        NC        247,000                  12/23/81       180
Charlotte        NC        109,516                  11/16/88       300
Concord          NC        190,859                  12/23/81       180
Durham           NC        169,978                  12/29/89       300
Durham           NC        147,949                  08/20/91       300
Hendersonville   NC        186,186                  12/23/81       180
Kernersville     NC        126,784                  12/14/89       300
Morrisville      NC        154,832                  03/29/89       300
Bellevue         NE        166,293                  12/16/86       300
Omaha            NE        203,070                  08/01/84       300
Omaha            NE        175,786                  10/11/84       300
Omaha            NE        139,689                  12/09/87       300
Londonderry      NH        284,910                  08/18/89       300
Clementon        NJ        172,397                  09/09/91       300
Henderson        NV        259,632                  04/17/85       300
Las Vegas        NV        158,128                  06/29/90       300
Sparks           NV        237,727                  01/29/88       300
Beavercreek      OH        182,551                  06/30/87       300
Centerville      OH        176,301                  07/23/87       300
Cincinnati       OH        170,843                  04/29/87       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Dublin           OH           84,000      389,446        None         None
Englewood        OH           74,000      343,083        None         None
Forest Park      OH          170,778      379,305        None         None
Gahanna          OH           86,000      398,718        None         None
Huber Heights    OH          245,000      544,153        None         None
Loveland         OH          206,136      457,829        None         None
Maineville       OH          173,105      384,468        None         None
Pickerington     OH           87,580      406,055        None         None
Westerville      OH           82,000      380,173        None         None
Westerville      OH          294,350      646,557        None         None
Broken Arrow     OK           78,705      220,434        None          279
Midwest City     OK           67,800      314,338        None          279
Oklahoma City    OK           50,800      214,474        None         None
Oklahoma City    OK           79,000      366,261        None          279
Yukon            OK           61,000      282,812        None         None
Beaverton        OR          135,148      626,647        None         None
Beaverton        OR          115,232      534,301        None         None
Charleston       SC          125,593      278,947        None         None
Charleston       SC          140,700      312,498        None         None
Columbia         SC           58,160      269,643        None        1,042
Elgin            SC          160,831      313,600        None         None
Goose Creek      SC           61,635      192,905        None          292
Ladson           SC           31,543      177,457        None          292
Lexington        SC           55,869      274,742        None          741
Mt. Pleasant     SC           40,700      180,400        None         None
Summerville      SC           44,400      174,500        None         None
Sumter           SC           56,010      268,903        None          134
Memphis          TN          238,263      504,897        None         None
Memphis          TN          238,000      528,608        None         None
Memphis          TN          221,501      491,962        None         None
Nashville        TN          274,298      609,223        None         None
Atascocita       TX          278,915    1,034,796        None         None
Colleyville      TX          250,000    1,070,310        None         None
Corinth          TX          285,000    1,040,521        None         None
Flower Mound     TX          281,735    1,099,589        None         None
Sugarland        TX          339,310    1,000,840        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Dublin           OH             84,000          389,446           473,446
Englewood        OH             74,000          343,083           417,083
Forest Park      OH            170,778          379,305           550,083
Gahanna          OH             86,000          398,718           484,718
Huber Heights    OH            245,000          544,153           789,153
Loveland         OH            206,136          457,829           663,965
Maineville       OH            173,105          384,468           557,573
Pickerington     OH             87,580          406,055           493,635
Westerville      OH             82,000          380,173           462,173
Westerville      OH            294,350          646,557           940,907
Broken Arrow     OK             78,705          220,713           299,418
Midwest City     OK             67,800          314,617           382,417
Oklahoma City    OK             50,800          214,474           265,274
Oklahoma City    OK             79,000          366,540           445,540
Yukon            OK             61,000          282,812           343,812
Beaverton        OR            135,148          626,647           761,795
Beaverton        OR            115,232          534,301           649,533
Charleston       SC            125,593          278,947           404,540
Charleston       SC            140,700          312,498           453,198
Columbia         SC             58,160          270,685           328,845
Elgin            SC            160,831          313,600           474,431
Goose Creek      SC             61,635          193,197           254,832
Ladson           SC             31,543          177,749           209,292
Lexington        SC             55,869          275,483           331,352
Mt. Pleasant     SC             40,700          180,400           221,100
Summerville      SC             44,400          174,500           218,900
Sumter           SC             56,010          269,037           325,047
Memphis          TN            238,263          504,897           743,160
Memphis          TN            238,000          528,608           766,608
Memphis          TN            221,501          491,962           713,463
Nashville        TN            274,298          609,223           883,521
Atascocita       TX            278,915        1,034,796         1,313,711
Colleyville      TX            250,000        1,070,310         1,320,310
Corinth          TX            285,000        1,040,521         1,325,521
Flower Mound     TX            281,735        1,099,589         1,381,324
Sugarland        TX            339,310        1,000,840         1,340,150

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Dublin           OH        253,041                  10/08/85       300
Englewood        OH        221,891                  10/23/85       300
Forest Park      OH        171,231                  09/28/87       300
Gahanna          OH        256,332                  11/26/85       300
Huber Heights    OH        187,850                  09/27/90       300
Loveland         OH        213,609                  03/20/87       300
Maineville       OH        179,382                  03/06/87       300
Pickerington     OH        241,700                  12/11/86       300
Westerville      OH        247,017                  10/08/85       300
Westerville      OH        228,744                  09/26/90       300
Broken Arrow     OK        220,503                  01/27/83       180
Midwest City     OK        206,934                  08/14/85       300
Oklahoma City    OK        214,474                  06/15/82       180
Oklahoma City    OK        260,598                  11/14/84       300
Yukon            OK        192,022                  05/02/85       300
Beaverton        OR        371,080                  12/17/86       300
Beaverton        OR        316,397                  12/22/86       300
Charleston       SC        118,743                  05/26/88       300
Charleston       SC        123,990                  03/28/89       300
Columbia         SC        191,851                  11/14/84       300
Elgin            SC        125,702                  12/14/89       300
Goose Creek      SC        192,905                  12/22/81       180
Ladson           SC        177,530                  12/22/81       180
Lexington        SC        195,479                  11/13/84       300
Mt. Pleasant     SC        180,400                  12/22/81       180
Summerville      SC        174,500                  12/22/81       180
Sumter           SC        178,058                  06/18/85       300
Memphis          TN        209,072                  09/29/88       300
Memphis          TN        218,893                  09/30/88       300
Memphis          TN        171,235                  08/31/90       300
Nashville        TN        241,720                  03/30/89       300
Atascocita       TX         12,013     07/19/99     05/14/99       300
Colleyville      TX          8,880     08/17/99     05/14/99       300
Corinth          TX         15,536     06/04/99     05/28/99       300
Flower Mound     TX         23,700     04/23/99     01/19/99       300
Sugarland        TX         18,256     05/30/99     01/21/99       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Allen            TX          177,637      394,538        None         None
Arlington        TX           82,109      380,677        None         None
Arlington        TX           70,000      324,538        None         None
Arlington        TX          238,000      528,604        None         None
Arlington        TX          241,500      550,559        None         None
Arlington        TX          195,650      387,355        None         None
Austin           TX          103,600      230,532        None           75
Austin           TX           88,872      222,684        None           75
Austin           TX          134,383      623,103        None         None
Austin           TX          188,144      417,872        None         None
Austin           TX          236,733      528,608        None         None
Austin           TX          191,636      425,629        None         None
Austin           TX          224,878      499,460        None         None
Austin           TX          238,000      528,604        None         None
Austin           TX          217,878      483,913        None         None
Bedford          TX          241,500      550,559        None         None
Carrollton       TX          277,850      617,113        None         None
Cedar Park       TX          168,857      375,036        None         None
Colleyville      TX           68,000      315,266        None         None
Converse         TX          217,000      481,963        None         None
Coppell          TX          139,224      645,550        None         None
Coppell          TX          208,641      463,398        None         None
Desoto           TX           86,000      398,715        None        2,027
Duncanville      TX           93,000      431,172        None         None
Euless           TX          234,111      519,962        None         None
Flower Mound     TX          202,773      442,845        None         None
Fort Worth       TX           85,518      396,495        None         None
Fort Worth       TX          238,000      528,608        None         None
Fort Worth       TX          210,007      444,460        None         None
Fort Worth       TX          216,160      427,962        None         None
Garland          TX          211,050      468,749        None         None
Grand Prairie    TX          167,164      371,276        None         None
Houston          TX           58,000      268,901        None          155
Houston          TX           60,000      278,175        None          135
Houston          TX          102,000      472,898        None          155
Houston          TX          139,125      308,997        None          155

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Allen            TX            177,637          394,538           572,175
Arlington        TX             82,109          380,677           462,786
Arlington        TX             70,000          324,538           394,538
Arlington        TX            238,000          528,604           766,604
Arlington        TX            241,500          550,559           792,059
Arlington        TX            195,650          387,355           583,005
Austin           TX            103,600          230,607           334,207
Austin           TX             88,872          222,759           311,631
Austin           TX            134,383          623,103           757,486
Austin           TX            188,144          417,872           606,016
Austin           TX            236,733          528,608           765,341
Austin           TX            191,636          425,629           617,265
Austin           TX            224,878          499,460           724,338
Austin           TX            238,000          528,604           766,604
Austin           TX            217,878          483,913           701,791
Bedford          TX            241,500          550,559           792,059
Carrollton       TX            277,850          617,113           894,963
Cedar Park       TX            168,857          375,036           543,893
Colleyville      TX             68,000          315,266           383,266
Converse         TX            217,000          481,963           698,963
Coppell          TX            139,224          645,550           784,774
Coppell          TX            208,641          463,398           672,039
Desoto           TX             86,000          400,742           486,742
Duncanville      TX             93,000          431,172           524,172
Euless           TX            234,111          519,962           754,073
Flower Mound     TX            202,773          442,845           645,618
Fort Worth       TX             85,518          396,495           482,013
Fort Worth       TX            238,000          528,608           766,608
Fort Worth       TX            210,007          444,460           654,467
Fort Worth       TX            216,160          427,962           644,122
Garland          TX            211,050          468,749           679,799
Grand Prairie    TX            167,164          371,276           538,440
Houston          TX             58,000          269,056           327,056
Houston          TX             60,000          278,310           338,310
Houston          TX            102,000          473,053           575,053
Houston          TX            139,125          309,152           448,277

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Allen            TX        161,088                  11/21/88       300
Arlington        TX        269,372                  12/13/84       300
Arlington        TX        220,352                  05/08/85       300
Arlington        TX        218,890                  09/26/88       300
Arlington        TX        272,272                  09/22/89       300
Arlington        TX        128,213                  02/07/91       300
Austin           TX        230,551                  10/29/82       180
Austin           TX        222,695                  01/12/83       180
Austin           TX        368,983                  12/23/86       300
Austin           TX        177,882                  05/11/88       300
Austin           TX        218,893                  09/27/88       300
Austin           TX        172,557                  12/22/88       300
Austin           TX        201,051                  01/03/89       300
Austin           TX        208,211                  04/06/89       300
Austin           TX        187,823                  06/22/89       300
Bedford          TX        272,272                  09/22/89       300
Carrollton       TX        271,672                  12/11/87       300
Cedar Park       TX        153,125                  11/21/88       300
Colleyville      TX        214,057                  05/01/85       300
Converse         TX        199,577                  09/28/88       300
Coppell          TX        382,275                  12/17/86       300
Coppell          TX        204,002                  12/11/87       300
Desoto           TX        284,019                  10/24/84       300
Duncanville      TX        292,753                  05/08/85       300
Euless           TX        239,547                  05/08/87       300
Flower Mound     TX        205,317                  04/20/87       300
Fort Worth       TX        236,010                  12/03/86       300
Fort Worth       TX        218,893                  09/26/88       300
Fort Worth       TX        164,994                  02/01/90       300
Fort Worth       TX        141,654                  02/07/91       300
Garland          TX        173,868                  12/12/89       300
Grand Prairie    TX        150,521                  12/13/88       300
Houston          TX        192,370                  10/11/84       300
Houston          TX        188,873                  05/01/85       300
Houston          TX        321,083                  05/01/85       300
Houston          TX        142,354                  05/22/87       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Houston          TX          139,125      308,997        None          135
Houston          TX          141,296      313,824        None         None
Houston          TX          219,100      486,631        None         None
Houston          TX          219,100      486,628        None         None
Houston          TX          149,109      323,314        None         None
Houston          TX          294,582      919,261        None         None
Katy             TX          309,898      982,998        None         None
Lewisville       TX           79,000      366,264        None         None
Lewisville       TX          192,777      428,121        None         None
Lewisville       TX          192,218      426,922        None         None
Mansfield        TX          181,375      402,839        None         None
Mesquite         TX           85,000      394,079        None          107
Mesquite         TX          139,466      326,525        None         None
Missouri City    TX          221,025      437,593        None         None
N. Richland HillsTX          238,000      528,608        None         None
Pasadena         TX           60,000      278,173        None          155
Plano            TX          261,912      581,658        None         None
Plano            TX          250,514      556,399        None         None
Plano            TX          259,000      575,246        None         None
Round Rock       TX           80,525      373,347        None         None
Round Rock       TX          186,380      413,957        None         None
San Antonio      TX          130,833      606,596        None         None
San Antonio      TX          102,512      475,288        None         None
San Antonio      TX           81,530      378,007        None         None
San Antonio      TX          139,125      308,997        None         None
San Antonio      TX          181,412      402,923        None         None
San Antonio      TX          162,161      360,166        None         None
San Antonio      TX          234,500      520,831        None         None
San Antonio      TX          217,000      481,967        None         None
San Antonio      TX          182,868      406,155        None         None
San Antonio      TX          220,500      447,108        None         None
Southlake        TX          228,279      511,750        None         None
Sugarland        TX          193,800      430,437        None         None
The Woodlands    TX          193,801      430,440        None         None
Watauga          TX          165,914      368,502        None         None
Layton           UT          136,574      269,008        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Houston          TX            139,125          309,132           448,257
Houston          TX            141,296          313,824           455,120
Houston          TX            219,100          486,631           705,731
Houston          TX            219,100          486,628           705,728
Houston          TX            149,109          323,314           472,423
Houston          TX            294,582          919,261         1,213,843
Katy             TX            309,898          982,998         1,292,896
Lewisville       TX             79,000          366,264           445,264
Lewisville       TX            192,777          428,121           620,898
Lewisville       TX            192,218          426,922           619,140
Mansfield        TX            181,375          402,839           584,214
Mesquite         TX             85,000          394,186           479,186
Mesquite         TX            139,466          326,525           465,991
Missouri City    TX            221,025          437,593           658,618
N. Richland HillsTX            238,000          528,608           766,608
Pasadena         TX             60,000          278,328           338,328
Plano            TX            261,912          581,658           843,570
Plano            TX            250,514          556,399           806,913
Plano            TX            259,000          575,246           834,246
Round Rock       TX             80,525          373,347           453,872
Round Rock       TX            186,380          413,957           600,337
San Antonio      TX            130,833          606,596           737,429
San Antonio      TX            102,512          475,288           577,800
San Antonio      TX             81,530          378,007           459,537
San Antonio      TX            139,125          308,997           448,122
San Antonio      TX            181,412          402,923           584,335
San Antonio      TX            162,161          360,166           522,327
San Antonio      TX            234,500          520,831           755,331
San Antonio      TX            217,000          481,967           698,967
San Antonio      TX            182,868          406,155           589,023
San Antonio      TX            220,500          447,108           667,608
Southlake        TX            228,279          511,750           740,029
Sugarland        TX            193,800          430,437           624,237
The Woodlands    TX            193,801          430,440           624,241
Watauga          TX            165,914          368,502           534,416
Layton           UT            136,574          269,008           405,582

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Houston          TX        142,354                  05/22/87       300
Houston          TX        142,740                  07/24/87       300
Houston          TX        201,511                  09/30/88       300
Houston          TX        198,695                  11/16/88       300
Houston          TX        139,528                  06/26/89       300
Houston          TX         28,991     01/11/99     08/14/98       300
Katy             TX         37,540     11/30/98     08/14/98       300
Lewisville       TX        242,526                  06/26/85       300
Lewisville       TX        201,828                  01/07/87       300
Lewisville       TX        173,083                  12/29/88       300
Mansfield        TX        149,421                  12/20/89       300
Mesquite         TX        280,715                  10/24/84       300
Mesquite         TX        127,563                  10/08/92       300
Missouri City    TX        147,329                  12/13/90       300
N. Richland HillsTX        218,893                  09/26/88       300
Pasadena         TX        198,152                  10/23/84       300
Plano            TX        274,807                  01/06/87       300
Plano            TX        244,943                  12/10/87       300
Plano            TX        238,205                  09/27/88       300
Round Rock       TX        221,085                  12/16/86       300
Round Rock       TX        163,053                  04/19/89       300
San Antonio      TX        380,562                  03/24/86       300
San Antonio      TX        282,913                  12/03/86       300
San Antonio      TX        225,005                  12/11/86       300
San Antonio      TX        142,354                  05/22/87       300
San Antonio      TX        183,264                  07/07/87       300
San Antonio      TX        163,818                  07/07/87       300
San Antonio      TX        229,285                  12/29/87       300
San Antonio      TX        198,185                  10/14/88       300
San Antonio      TX        164,663                  12/06/88       300
San Antonio      TX        177,399                  03/30/89       300
Southlake        TX        168,206                  03/10/93       300
Sugarland        TX        195,779                  07/31/87       300
The Woodlands    TX        194,521                  08/11/87       300
Watauga          TX        167,608                  07/07/87       300
Layton           UT        107,017                  02/01/90       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Sandy            UT          168,089      373,330        None         None
Centreville      VA          371,000      824,003        None         None
Chesapeake       VA          190,050      422,107        None         None
Glen Allen       VA           74,643      346,060        None         None
Portsmouth       VA          171,575      381,073        None         None
Richmond         VA           71,001      327,771        None          322
Richmond         VA          269,500      598,567        None         None
Virginia Beach   VA           69,080      320,270        None          322
Virginia Beach   VA          124,988      579,496        None         None
Woodbridge       VA          358,050      795,239        None         None
Everett          WA          120,000      540,363        None         None
Federal Way      WA          150,785      699,101        None         None
Federal Way      WA          261,943      581,782        None         None
Kent             WA          128,300      539,141        None         None
Kent             WA          140,763      678,809        None         None
Kirkland         WA          301,000      668,534        None         None
Puyallup         WA          195,552      434,327        None         None
Redmond          WA          279,830      621,513        None         None
Renton           WA          111,183      515,490        None         None
Appleton         WI          196,000      424,038        None         None
Brookfield       WI          233,100      461,500        None         None
Waukesha         WI          215,950      427,546        None         None
Cheyenne         WY           59,856      277,506        None         None
Consumer Electronics
--------------------
Oxford           AL          323,085      406,655        None         None
Tuscaloosa       AL          204,790      585,115        None         None
Thousand Oaks    CA        2,703,726    6,125,829        None           68
Bradenton        FL          174,948      240,928        None         None
MaryEsther       FL          149,696      363,263        None         None
Melbourne        FL          269,697      522,414        None         None
Merritt Island   FL          309,652      482,459        None         None
Ocala            FL          339,690      543,504        None         None
Pensacola        FL          419,842    1,899,287        None         None
Tallahassee      FL          319,807      502,697        None          283
Titusville       FL          176,459      579,793        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Sandy            UT            168,089          373,330           541,419
Centreville      VA            371,000          824,003         1,195,003
Chesapeake       VA            190,050          422,107           612,157
Glen Allen       VA             74,643          346,060           420,703
Portsmouth       VA            171,575          381,073           552,648
Richmond         VA             71,001          328,093           399,094
Richmond         VA            269,500          598,567           868,067
Virginia Beach   VA             69,080          320,592           389,672
Virginia Beach   VA            124,988          579,496           704,484
Woodbridge       VA            358,050          795,239         1,153,289
Everett          WA            120,000          540,363           660,363
Federal Way      WA            150,785          699,101           849,886
Federal Way      WA            261,943          581,782           843,725
Kent             WA            128,300          539,141           667,441
Kent             WA            140,763          678,809           819,572
Kirkland         WA            301,000          668,534           969,534
Puyallup         WA            195,552          434,327           629,879
Redmond          WA            279,830          621,513           901,343
Renton           WA            111,183          515,490           626,673
Appleton         WI            196,000          424,038           620,038
Brookfield       WI            233,100          461,500           694,600
Waukesha         WI            215,950          427,546           643,496
Cheyenne         WY             59,856          277,733           337,589
Consumer Electronics
--------------------
Oxford           AL            323,085          406,655           729,740
Tuscaloosa       AL            204,790          585,115           789,905
Thousand Oaks    CA          2,703,726        6,125,897         8,829,623
Bradenton        FL            174,948          240,928           415,876
MaryEsther       FL            149,696          363,263           512,959
Melbourne        FL            269,697          522,414           792,111
Merritt Island   FL            309,652          482,459           792,111
Ocala            FL            339,690          543,504           883,194
Pensacola        FL            419,842        1,899,287         2,319,129
Tallahassee      FL            319,807          502,980           822,787
Titusville       FL            176,459          579,793           756,252

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Sandy            UT        136,338                  02/01/90       300
Centreville      VA        312,724                  09/29/89       300
Chesapeake       VA        167,479                  03/28/89       300
Glen Allen       VA        251,876                  06/20/84       300
Portsmouth       VA        154,494                  12/21/88       300
Richmond         VA        214,206                  09/04/85       300
Richmond         VA        237,492                  03/28/89       300
Virginia Beach   VA        227,875                  11/15/84       300
Virginia Beach   VA        363,561                  03/25/86       300
Woodbridge       VA        329,302                  09/29/88       300
Everett          WA        540,363                  11/22/82       180
Federal Way      WA        413,987                  12/17/86       300
Federal Way      WA        237,541                  11/21/88       300
Kent             WA        539,141                  06/03/83       180
Kent             WA        401,971                  12/17/86       300
Kirkland         WA        288,470                  03/31/88       300
Puyallup         WA        176,083                  12/06/88       300
Redmond          WA        282,688                  07/27/87       300
Renton           WA        323,404                  03/24/86       300
Appleton         WI        152,547                  07/10/90       300
Brookfield       WI        155,377                  12/13/90       300
Waukesha         WI        143,946                  12/13/90       300
Cheyenne         WY        196,595                  11/20/84       300
Consumer Electronics
--------------------
Oxford           AL         50,832                  11/26/96       300
Tuscaloosa       AL         73,139                  11/26/96       300
Thousand Oaks    CA        806,563                  09/09/96       300
Bradenton        FL         30,116                  11/26/96       300
MaryEsther       FL         45,408                  11/26/96       300
Melbourne        FL         65,302                  11/26/96       300
Merritt Island   FL         60,307                  11/26/96       300
Ocala            FL         67,938                  11/26/96       300
Pensacola        FL        237,411                  11/26/96       300
Tallahassee      FL         62,837                  11/26/96       300
Titusville       FL         72,474                  11/26/96       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Consumer Electronics
--------------------
Venice           FL          259,686      362,562        None         None
Rome             GA          254,902      486,812        None         None
Smyrna           GA        1,094,058    3,090,236        None         None
Council Bluffs   IA          255,217      117,792        None         None
Des Moines       IA          188,520      367,614        None         None
Peoria           IL          193,868      387,737        None         None
Rockford         IL          159,587      618,398        None         None
Springfield      IL          219,859      630,595        None         None
Anderson         IN          180,628      653,162        None         None
Muncie           IN          148,901      645,235        None         None
Richmond         IN           93,999      193,753        None         None
Topeka           KS          974,960    3,472,226        None         None
Columbus         MS          144,908      463,707        None         None
Greenville       MS          144,588      433,764        None         None
Gulfport         MS          299,464      502,326        None         None
Hattiesburg      MS          198,659      457,379        None         None
Jackson          MS          405,360      656,296        None         None
Meridian         MS          181,156      515,598        None         None
Tupelo           MS          121,697      637,691        None         None
Vicksburg        MS          494,532      174,541        None         None
Lakewood         NY          144,859      526,301        None         None
Defiance         OH           97,978      601,863        None         None
Kettering        OH          229,246      488,393        None         None
Bristol          TN          344,365      468,719        None         None
Clarksville      TN          290,775      395,870        None         None
Vienna           WV          324,797      526,670        None         None
Convenience Stores
------------------
Fullerton        CA           29,170       41,003       2,214       11,934
Manchester       CT          118,262      305,510        None         None
Vernon           CT          179,646      319,372        None         None
Westbrook        CT           98,247      373,340        None         None
Archer           FL          296,238      578,145        None         None
Gainesville      FL          515,834      873,187        None         None
Gainesville      FL          480,318      600,633        None         None
Gainesville      FL          347,310      694,859        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Consumer Electronics
--------------------
Venice           FL            259,686          362,562           622,248
Rome             GA            254,902          486,812           741,714
Smyrna           GA          1,094,058        3,090,236         4,184,294
Council Bluffs   IA            255,217          117,792           373,009
Des Moines       IA            188,520          367,614           556,134
Peoria           IL            193,868          387,737           581,605
Rockford         IL            159,587          618,398           777,985
Springfield      IL            219,859          630,595           850,454
Anderson         IN            180,628          653,162           833,790
Muncie           IN            148,901          645,235           794,136
Richmond         IN             93,999          193,753           287,752
Topeka           KS            974,960        3,472,226         4,447,186
Columbus         MS            144,908          463,707           608,615
Greenville       MS            144,588          433,764           578,352
Gulfport         MS            299,464          502,326           801,790
Hattiesburg      MS            198,659          457,379           656,038
Jackson          MS            405,360          656,296         1,061,656
Meridian         MS            181,156          515,598           696,754
Tupelo           MS            121,697          637,691           759,388
Vicksburg        MS            494,532          174,541           669,073
Lakewood         NY            144,859          526,301           671,160
Defiance         OH             97,978          601,863           699,841
Kettering        OH            229,246          488,393           717,639
Bristol          TN            344,365          468,719           813,084
Clarksville      TN            290,775          395,870           686,645
Vienna           WV            324,797          526,670           851,467
Convenience Stores
------------------
Fullerton        CA             29,170           55,151            84,321
Manchester       CT            118,262          305,510           423,772
Vernon           CT            179,646          319,372           499,018
Westbrook        CT             98,247          373,340           471,587
Archer           FL            296,238          578,145           874,383
Gainesville      FL            515,834          873,187         1,389,021
Gainesville      FL            480,318          600,633         1,080,951
Gainesville      FL            347,310          694,859         1,042,169

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Consumer Electronics
--------------------
Venice           FL         45,320                  11/26/96       300
Rome             GA         60,852                  11/26/96       300
Smyrna           GA        313,464                  06/09/97       300
Council Bluffs   IA         14,724                  11/26/96       300
Des Moines       IA         45,952                  11/26/96       300
Peoria           IL         48,467                  11/26/96       300
Rockford         IL         77,300                  11/26/96       300
Springfield      IL         78,824                  11/26/96       300
Anderson         IN         81,630                  11/11/96       300
Muncie           IN         80,654                  11/26/96       300
Richmond         IN         24,219                  11/26/96       300
Topeka           KS        422,454                  12/26/96       300
Columbus         MS         57,963                  11/26/96       300
Greenville       MS         54,221                  11/26/96       300
Gulfport         MS         62,791                  11/26/96       300
Hattiesburg      MS         57,172                  11/26/96       300
Jackson          MS         82,037                  11/26/96       300
Meridian         MS         64,450                  11/26/96       300
Tupelo           MS         79,711                  11/26/96       300
Vicksburg        MS         21,818                  11/26/96       300
Lakewood         NY         65,788                  11/26/96       300
Defiance         OH         75,233                  11/26/96       300
Kettering        OH         61,049                  11/26/96       300
Bristol          TN         58,590                  11/26/96       300
Clarksville      TN         49,484                  11/26/96       300
Vienna           WV         65,834                  11/26/96       300
Convenience Stores
------------------
Fullerton        CA         49,356                  11/08/72       234
Manchester       CT         58,556                  03/03/95       300
Vernon           CT         61,213                  03/09/95       300
Westbrook        CT         71,557                  03/09/95       300
Archer           FL         14,448                  05/07/99       300
Gainesville      FL         21,824                  05/07/99       300
Gainesville      FL         15,010                  05/07/99       300
Gainesville      FL         17,366                  05/07/99       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Convenience Stores
------------------
Gainesville      FL          339,263      658,807        None         None
Gainesville      FL          351,921      552,557        None         None
Gainesville      FL          500,032      850,291        None         None
Jacksonville Bch FL          522,188      371,885        None         None
Orange Park      FL          425,820      416,154        None         None
Augusta          GA          320,000      382,323        None         None
Augusta          GA          620,000      383,232        None         None
Augusta          GA          540,000      337,853        None         None
Augusta          GA          510,000      392,929        None         None
Augusta          GA          180,000      422,020        None         None
Augusta          GA          260,000      392,171        None         None
Hephzibah        GA          580,000      523,535        None         None
Martinez         GA          450,000      402,777        None         None
Dunwoody         GA          545,462      724,254        None         None
Lithonia         GA          386,784      776,436        None         None
Mabelton         GA          491,069      355,957        None         None
Norcross         GA          384,162      651,273        None         None
Stone Mountain   GA          529,383      532,429        None         None
Godfrey          IL          374,586      733,190        None         None
Granite City     IL          362,287      737,255        None         None
Madison          IL          173,812      625,030        None         None
New Albany       IN          181,459      289,353        None         None
New Albany       IN          262,465      331,796        None         None
Berea            KY          252,077      360,815        None         None
Elizabethtown    KY          286,106      286,106        None         None
Henderson        KY          225,000      515,000        None         None
Lebanon          KY          158,052      316,105        None         None
Louisville       KY          198,926      368,014        None         None
Louisville       KY          216,849      605,697        None         None
Mt. Washington   KY          327,245      479,593        None         None
Owensboro        KY          360,000      590,000        None         None
Seekonk          MA          298,354      268,518        None         None
Flint            MI          194,492      476,504        None         None
Greensboro       NC          700,000      655,000        None         None
Cary             NC          450,000      825,000        None         None
Greenville       NC          330,000      515,000        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Convenience Stores
------------------
Gainesville      FL            339,263          658,807           998,070
Gainesville      FL            351,921          552,557           904,478
Gainesville      FL            500,032          850,291         1,350,323
Jacksonville Bch FL            522,188          371,885           894,073
Orange Park      FL            425,820          416,154           841,974
Augusta          GA            320,000          382,323           702,323
Augusta          GA            620,000          383,232         1,003,232
Augusta          GA            540,000          337,853           877,853
Augusta          GA            510,000          392,929           902,929
Augusta          GA            180,000          422,020           602,020
Augusta          GA            260,000          392,171           652,171
Hephzibah        GA            580,000          523,535         1,103,535
Martinez         GA            450,000          402,777           852,777
Dunwoody         GA            545,462          724,254         1,269,716
Lithonia         GA            386,784          776,436         1,163,220
Mabelton         GA            491,069          355,957           847,026
Norcross         GA            384,162          651,273         1,035,435
Stone Mountain   GA            529,383          532,429         1,061,812
Godfrey          IL            374,586          733,190         1,107,776
Granite City     IL            362,287          737,255         1,099,542
Madison          IL            173,812          625,030           798,842
New Albany       IN            181,459          289,353           470,812
New Albany       IN            262,465          331,796           594,261
Berea            KY            252,077          360,815           612,892
Elizabethtown    KY            286,106          286,106           572,212
Henderson        KY            225,000          515,000           740,000
Lebanon          KY            158,052          316,105           474,157
Louisville       KY            198,926          368,014           566,940
Louisville       KY            216,849          605,697           822,546
Mt. Washington   KY            327,245          479,593           806,838
Owensboro        KY            360,000          590,000           950,000
Seekonk          MA            298,354          268,518           566,872
Flint            MI            194,492          476,504           670,996
Greensboro       NC            700,000          655,000         1,355,000
Cary             NC            450,000          825,000         1,275,000
Greenville       NC            330,000          515,000           845,000

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Convenience Stores
------------------
Gainesville      FL         16,464                  05/07/99       300
Gainesville      FL         13,808                  05/07/99       300
Gainesville      FL         21,251                  05/07/99       300
Jacksonville Bch FL          9,291                  05/13/99       300
Orange Park      FL         10,398                  05/14/99       300
Augusta          GA          7,002                  07/22/99       300
Augusta          GA          7,017                  07/22/99       300
Augusta          GA          6,186                  07/22/99       300
Augusta          GA          7,195                  07/22/99       300
Augusta          GA          7,730                  07/22/99       300
Augusta          GA          7,183                  07/22/99       300
Hephzibah        GA          9,589                  07/22/99       300
Martinez         GA          7,376                  07/22/99       300
Dunwoody         GA         73,280                  06/27/97       300
Lithonia         GA         78,646                  06/27/97       300
Mabelton         GA         35,946                  06/27/97       300
Norcross         GA         65,908                  06/27/97       300
Stone Mountain   GA         53,821                  06/27/97       300
Godfrey          IL         74,213                  06/27/97       300
Granite City     IL         74,634                  06/25/97       300
Madison          IL         63,321                  06/27/97       300
New Albany       IN         55,459                  03/03/95       300
New Albany       IN         63,594                  03/06/95       300
Berea            KY         69,156                  03/08/95       300
Elizabethtown    KY         54,837                  03/03/95       300
Henderson        KY         90,125                  07/06/95       300
Lebanon          KY         60,587                  03/03/95       300
Louisville       KY         70,536                  03/03/95       300
Louisville       KY         85,668     06/18/96     09/15/95       300
Mt. Washington   KY         59,973     10/28/96     04/09/96       300
Owensboro        KY        103,250                  08/25/95       300
Seekonk          MA         51,466                  03/03/95       300
Flint            MI         77,035                  12/13/95       300
Greensboro       NC          5,458                  11/16/99       300
Cary             NC        144,375                  08/25/95       300
Greenville       NC         90,125                  08/25/95       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Convenience Stores
------------------
Greenville       NC          225,000      405,000        None         None
Jacksonville     NC          150,000      530,000        None         None
Kinston          NC          550,000    1,057,833        None         None
Kingston         NY          257,763      456,042        None         None
Atwater          OH          118,555      266,748        None         None
Columbus         OH          147,296      304,411        None         None
Columbus         OH          273,085      471,693        None         None
Cuyahoga Falls   OH          297,982      357,579        None         None
Galion           OH          138,981      327,597        None         None
Groveport        OH          277,198      445,497        None         None
Perrysburg       OH          211,678      390,680        None         None
Streetsboro      OH          402,988      485,031        None         None
Tipp City        OH          355,009      588,111        None         None
Triffin          OH          117,017      273,040        None         None
Wadsworth        OH          266,507      496,917        None         None
Tulsa            OK          126,545      508,266        None         None
Aiken            SC          320,000      432,527        None         None
Aiken            SC          330,000      472,679        None         None
Aiken            SC          560,000      543,588        None         None
Aiken            SC          360,000      542,982        None         None
Aiken            SC          540,000      388,058        None         None
Aiken            SC          250,000      251,770        None         None
Belvedere        SC          490,000      463,080        None         None
Greenville       SC          390,000      462,847        None         None
Greenville       SC          300,000      402,392        None         None
Greenville       SC          370,000      432,695        None         None
Greenville       SC          620,000      483,604        None         None
Greenville       SC          720,000      534,059        None         None
Greenville       SC          680,000      423,604        None         None
Greer            SC          400,000      502,879        None         None
Jackson          SC          170,000      632,626        None         None
Lexington        SC          640,000      563,891        None         None
Lexington        SC          540,000      563,588        None         None
Lexington        SC          360,000      843,891        None         None
Mauldin          SC          490,000      412,879        None         None
North Augusta    SC          400,000      452,777        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Convenience Stores
------------------
Greenville       NC            225,000          405,000           630,000
Jacksonville     NC            150,000          530,000           680,000
Kinston          NC            550,000        1,057,833         1,607,833
Kingston         NY            257,763          456,042           713,805
Atwater          OH            118,555          266,748           385,303
Columbus         OH            147,296          304,411           451,707
Columbus         OH            273,085          471,693           744,778
Cuyahoga Falls   OH            297,982          357,579           655,561
Galion           OH            138,981          327,597           466,578
Groveport        OH            277,198          445,497           722,695
Perrysburg       OH            211,678          390,680           602,358
Streetsboro      OH            402,988          485,031           888,019
Tipp City        OH            355,009          588,111           943,120
Triffin          OH            117,017          273,040           390,057
Wadsworth        OH            266,507          496,917           763,424
Tulsa            OK            126,545          508,266           634,811
Aiken            SC            320,000          432,527           752,527
Aiken            SC            330,000          472,679           802,679
Aiken            SC            560,000          543,588         1,103,588
Aiken            SC            360,000          542,982           902,982
Aiken            SC            540,000          388,058           928,058
Aiken            SC            250,000          251,770           501,770
Belvedere        SC            490,000          463,080           953,080
Greenville       SC            390,000          462,847           852,847
Greenville       SC            300,000          402,392           702,392
Greenville       SC            370,000          432,695           802,695
Greenville       SC            620,000          483,604         1,103,604
Greenville       SC            720,000          534,059         1,254,059
Greenville       SC            680,000          423,604         1,103,604
Greer            SC            400,000          502,879           902,879
Jackson          SC            170,000          632,626           802,626
Lexington        SC            640,000          563,891         1,203,891
Lexington        SC            540,000          563,588         1,103,588
Lexington        SC            360,000          843,891         1,203,891
Mauldin          SC            490,000          412,879           902,879
North Augusta    SC            400,000          452,777           852,777

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Convenience Stores
------------------
Greenville       NC         70,875                  08/25/95       300
Jacksonville     NC         92,750                  08/25/95       300
Kinston          NC         92,750                  10/01/97       300
Kingston         NY         85,888                  04/06/95       300
Atwater          OH         51,127                  03/03/95       300
Columbus         OH         58,346                  03/03/95       300
Columbus         OH         76,257                  12/21/95       300
Cuyahoga Falls   OH         68,536                  03/03/95       300
Galion           OH         62,789                  03/06/95       300
Groveport        OH         72,022                  12/21/95       300
Perrysburg       OH         47,872     01/10/96     08/25/95       300
Streetsboro      OH         37,363     01/27/97     07/24/96       300
Tipp City        OH         46,028     01/31/97     05/31/96       300
Triffin          OH         52,333                  03/07/95       300
Wadsworth        OH         45,675     11/26/96     06/28/96       300
Tulsa            OK         51,462                  06/27/97       300
Aiken            SC          7,921                  07/22/99       300
Aiken            SC          8,657                  07/22/99       300
Aiken            SC          9,956                  07/22/99       300
Aiken            SC          9,945                  07/22/99       300
Aiken            SC          7,105                  07/22/99       300
Aiken            SC          4,609                  07/22/99       300
Belvedere        SC          8,481                  07/22/99       300
Greenville       SC          8,476                  07/22/99       300
Greenville       SC          7,369                  07/22/99       300
Greenville       SC          7,924                  07/22/99       300
Greenville       SC          8,856                  07/22/99       300
Greenville       SC          9,780                  07/22/99       300
Greenville       SC          7,756                  07/22/99       300
Greer            SC          9,212                  07/22/99       300
Jackson          SC         11,590                  07/22/99       300
Lexington        SC         10,327                  07/22/99       300
Lexington        SC         10,322                  07/22/99       300
Lexington        SC         15,461                  07/22/99       300
Mauldin          SC          7,562                  07/22/99       300
North Augusta    SC          8,293                  07/22/99       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Convenience Stores
------------------
North Augusta    SC          350,000      352,323        None         None
Simpsonville     SC          530,000      573,485        None         None
Spartanburg      SC          470,000      432,879        None         None
W. Columbia      SC          410,000      693,574        None         None
West Aiken       SC          400,000      402,665        None         None
Columbia         SC          150,000      450,000        None         None
John's Isle      SC          170,000      350,000        None         None
Lexington        SC          255,000      545,000        None         None
Myrtle Beach     SC          140,000      590,000        None         None
N. Charleston    SC          400,000      650,000        None         None
Summerville      SC          115,000      515,000        None         None
La Vergne        TN          340,000      650,000        None         None
Shelbyville      TN          200,000      465,000        None         None
Hampton          VA          433,985      459,108        None         None
Midlothian       VA          325,000      302,872        None         None
Newport News     VA          490,616      205,304        None         None
Richmond         VA          700,000      400,740        None         None
Richmond         VA          700,000      440,965        None         None
Richmond         VA          400,000      250,875        None         None
Richmond         VA        1,000,000          740        None         None
Richmond         VA          700,000      100,695        None         None
Stafford         VA          271,865      601,997        None         None
Warrenton        VA          515,971      649,125        None         None
Yorktown         VA          309,435      447,144        None         None
Craft and Novelty
-----------------
Cutler Ridge     FL          743,498      657,485        None          820
Stony Brook      NY          980,000    1,801,586        None         None
Drug Stores
-----------
Casselberry      FL               --    1,664,284        None         None
Entertainment
-------------
Vista            CA        2,300,000           22        None         None
Dania            FL        8,272,080        1,713        None         None
Roswell          GA        3,383,780        1,126        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Convenience Stores
------------------
North Augusta    SC            350,000          352,323           702,323
Simpsonville     SC            530,000          573,485         1,103,485
Spartanburg      SC            470,000          432,879           902,879
W. Columbia      SC            410,000          693,574         1,103,574
West Aiken       SC            400,000          402,665           802,665
Columbia         SC            150,000          450,000           600,000
John's Isle      SC            170,000          350,000           520,000
Lexington        SC            255,000          545,000           800,000
Myrtle Beach     SC            140,000          590,000           730,000
N. Charleston    SC            400,000          650,000         1,050,000
Summerville      SC            115,000          515,000           630,000
La Vergne        TN            340,000          650,000           990,000
Shelbyville      TN            200,000          465,000           665,000
Hampton          VA            433,985          459,108           893,093
Midlothian       VA            325,000          302,872           627,872
Newport News     VA            490,616          205,304           695,920
Richmond         VA            700,000          400,740         1,100,740
Richmond         VA            700,000          440,965         1,140,965
Richmond         VA            400,000          250,875           650,875
Richmond         VA          1,000,000              740         1,000,740
Richmond         VA            700,000          100,695           800,695
Stafford         VA            271,865          601,997           873,862
Warrenton        VA            515,971          649,125         1,165,096
Yorktown         VA            309,435          447,144           756,579
Craft and Novelty
-----------------
Cutler Ridge     FL            743,498          658,305         1,401,803
Stony Brook      NY            980,000        1,801,586         2,781,586
Drug Stores
-----------
Casselberry      FL                 --        1,664,284         1,664,284
Entertainment
-------------
Vista            CA          2,300,000               22         2,300,022
Dania            FL          8,272,080            1,713         8,273,793
Roswell          GA          3,383,780            1,126         3,384,906

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Convenience Stores
------------------
North Augusta    SC          6,452                  07/22/99       300
Simpsonville     SC         10,506                  07/23/99       300
Spartanburg      SC          7,929                  07/23/99       300
W. Columbia      SC         12,706                  07/22/99       300
West Aiken       SC          7,374                  07/22/99       300
Columbia         SC         78,750                  08/25/95       300
John's Isle      SC         61,250                  08/25/95       300
Lexington        SC         95,375                  08/25/95       300
Myrtle Beach     SC        103,250                  08/25/95       300
N. Charleston    SC        113,750                  08/25/95       300
Summerville      SC         90,125                  08/25/95       300
La Vergne        TN        113,750                  08/25/95       300
Shelbyville      TN         81,375                  08/25/95       300
Hampton          VA         31,298                  04/17/98       300
Midlothian       VA         28,500                  08/08/97       300
Newport News     VA         13,966                  04/17/98       300
Richmond         VA         27,333                  04/07/98       300
Richmond         VA         30,067                  04/17/98       300
Richmond         VA         17,083                  04/17/98       300
Richmond         VA             --                  04/17/98       300
Richmond         VA          6,833                  04/17/98       300
Stafford         VA         73,242                  12/20/96       300
Warrenton        VA         78,977                  11/26/96       300
Yorktown         VA         30,447                  04/17/98       300
Craft and Novelty
-----------------
Cutler Ridge     FL         27,358                  12/30/98       300
Stony Brook      NY         69,040                  12/31/98       300
Drug Stores
-----------
Casselberry      FL         85,773                  09/30/98       300
Entertainment
-------------
Vista            CA             --                  04/02/99       300
Dania            FL             --                  05/07/99       300
Roswell          GA             --                  06/30/99       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Entertainment
-------------
Flanders         NJ        2,222,205          890        None         None
Brookhaven       NY        1,500,000          745        None         None
Riverhead        NY        3,800,000          744        None         None
General Merchandise
-------------------
Monte Vista      CO           47,652      582,159        None         None
Groveland        FL          101,782      189,258        None         None
Garnett          KS           59,690      518,121        None         None
Caledonia        MN           89,723      559,300        None         None
Long Prairie     MN           88,892      553,997        None         None
Paynesville      MN           49,483      525,406        None         None
Spring Valley    MN           69,785      579,238        None         None
Warroad          MN           70,000      580,000        None         None
Mayville         ND           59,333      565,562        None         None
Bloomfield       NM           59,559      616,252        None         None
Colorado City    TX           92,535      505,276        None         None
Grocery
-------
Boulder          CO          426,675    1,199,508      18,000       91,455
Sheboygan        WI        1,513,216    4,339,469        None         None
Health and Fitness
------------------
Diamond Bar      CA        3,038,879    4,296,300        None         None
Norco            CA        1,247,243    2,603,321        None         None
Paramount        CA           86,400      278,827        None         None
Coral Springs    FL          891,496    2,798,204        None         None
Pembroke Pines   FL        1,714,388      357,703        None         None
West Kendall     FL        3,115,101    2,031,834        None         None
Fort Worth       TX        1,445,901    2,931,162        None         None
Home Furnishings
----------------
Cathedral City   CA        1,006,923    2,293,077        None        3,600
Danbury          CT          630,171    3,621,163        None         None
Brandon          FL          430,000    1,020,608        None         None
Tampa            FL          685,000      885,624        None         None
Winter Park      FL        2,404,598    3,382,402        None          376

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Entertainment
-------------
Flanders         NJ          2,222,205              890         2,223,095
Brookhaven       NY          1,500,000              745         1,500,745
Riverhead        NY          3,800,000              744         3,800,744
General Merchandise
-------------------
Monte Vista      CO             47,652          582,159           629,811
Groveland        FL            101,782          189,258           291,040
Garnett          KS             59,690          518,121           577,811
Caledonia        MN             89,723          559,300           649,023
Long Prairie     MN             88,892          553,997           642,889
Paynesville      MN             49,483          525,406           574,889
Spring Valley    MN             69,785          579,238           649,023
Warroad          MN             70,000          580,000           650,000
Mayville         ND             59,333          565,562           624,895
Bloomfield       NM             59,559          616,252           675,811
Colorado City    TX             92,535          505,276           597,811
Grocery
-------
Boulder          CO            426,675        1,308,963         1,735,638
Sheboygan        WI          1,513,216        4,339,469         5,852,685
Health and Fitness
------------------
Diamond Bar      CA          3,038,879        4,296,300         7,335,179
Norco            CA          1,247,243        2,603,321         3,850,564
Paramount        CA             86,400          278,827           365,227
Coral Springs    FL            891,496        2,798,204         3,689,700
Pembroke Pines   FL          1,714,388          357,703         2,072,091
West Kendall     FL          3,115,101        2,031,834         5,146,935
Fort Worth       TX          1,445,901        2,931,162         4,377,063
Home Furnishings
----------------
Cathedral City   CA          1,006,923        2,296,677         3,303,600
Danbury          CT            630,171        3,621,163         4,251,334
Brandon          FL            430,000        1,020,608         1,450,608
Tampa            FL            685,000          885,624         1,570,624
Winter Park      FL          2,404,598        3,382,778         5,787,376

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Entertainment
-------------
Flanders         NJ             --                  06/30/99       300
Brookhaven       NY             --                  10/01/99       300
Riverhead        NY             --                  08/24/99       300
General Merchandise
-------------------
Monte Vista      CO         24,223                  12/23/98       300
Groveland        FL          5,986                  03/31/99       300
Garnett          KS         21,555                  12/23/98       300
Caledonia        MN         23,262                  12/23/98       300
Long Prairie     MN         23,046                  12/23/98       300
Paynesville      MN         21,855                  12/18/98       300
Spring Valley    MN         24,092                  12/23/98       300
Warroad          MN         24,167                  12/23/98       300
Mayville         ND         23,486                  12/23/98       300
Bloomfield       NM         25,643                  12/23/98       300
Colorado City    TX         21,019                  12/23/98       300
Grocery
-------
Boulder          CO        866,509                  01/05/84       180
Sheboygan        WI         64,433     06/03/99     08/24/98       300
Health and Fitness
------------------
Diamond Bar      CA         35,158     09/25/99     09/29/98       300
Norco            CA             --   In Process     06/30/99       300
Paramount        CA        278,827                  11/22/83       180
Coral Springs    FL        132,789     11/03/98     03/30/98       300
Pembroke Pines   FL             --   In Process     11/08/99       300
West Kendall     FL             --   In Process     06/14/99       300
Fort Worth       TX             --   In Process     07/01/99       300
Home Furnishings
----------------
Cathedral City   CA        424,219                  05/26/95       300
Danbury          CT        330,045                  09/30/97       300
Brandon          FL         62,900                  06/26/98       300
Tampa            FL         54,575                  06/26/98       300
Winter Park      FL        625,744                  05/31/95       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Home Furnishings
----------------
Davenport        IA          270,000      930,689        None         None
Joilet           IL          440,000      910,689        None         None
Wichita          KS          430,000      740,725        None         None
Alexandria       LA          400,000      810,608        None         None
Monroe           LA          450,000      835,608        None         None
Shreveport       LA          525,000      725,642        None         None
Battle Creek     MI          485,000      895,689        None         None
Eden Prairie     MN          500,502    1,055,244        None         None
Hattiesburg      MS          300,000      660,608        None         None
Ridgeland        MS          281,867      769,890        None         None
Omaha            NE        1,956,296    3,949,402        None         None
Henderson        NV        1,268,655    3,109,995        None         None
Staten Island    NY        3,190,883    2,569,802        None         None
Lancaster        OH          250,000      830,689        None         None
Altoona          PA          455,000      745,694        None         None
Erie             PA          510,000      900,689        None         None
Muncy            PA          315,000      835,648        None         None
Whitehall        PA          515,525    1,146,868        None         None
Columbia         SC          600,000      900,725        None         None
Jackson          TN          380,000      750,608        None         None
Memphis          TN          804,262    1,432,520        None         None
Abilene          TX          400,000      680,616        None         None
Arlington        TX          475,069    1,374,167        None         None
Cedar Park       TX          253,591      827,237        None         None
Houston          TX          867,767      687,042        None         None
Spring           TX        1,794,872    1,810,069        None         None
Webster          TX          283,604      538,002        None         None
Eau Claire       WI          260,000      820,689        None         None
La Crosse        WI          372,883      877,812        None         None
Home Improvement
----------------
Mesa             AZ          619,035      867,013        None         None
Lawndale         CA          667,007    1,238,841        None         None
Los Angeles      CA          902,494    1,676,204        None         None
Los Angeles      CA          163,668      304,097        None         None
Van Nuys         CA          750,293    1,393,545        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Home Furnishings
----------------
Davenport        IA            270,000          930,689         1,200,689
Joilet           IL            440,000          910,689         1,350,689
Wichita          KS            430,000          740,725         1,170,725
Alexandria       LA            400,000          810,608         1,210,608
Monroe           LA            450,000          835,608         1,285,608
Shreveport       LA            525,000          725,642         1,250,642
Battle Creek     MI            485,000          895,689         1,380,689
Eden Prairie     MN            500,502        1,055,244         1,555,746
Hattiesburg      MS            300,000          660,608           960,608
Ridgeland        MS            281,867          769,890         1,051,757
Omaha            NE          1,956,296        3,949,402         5,905,698
Henderson        NV          1,268,655        3,109,995         4,378,650
Staten Island    NY          3,190,883        2,569,802         5,760,685
Lancaster        OH            250,000          830,689         1,080,689
Altoona          PA            455,000          745,694         1,200,694
Erie             PA            510,000          900,689         1,410,689
Muncy            PA            315,000          835,648         1,150,648
Whitehall        PA            515,525        1,146,868         1,662,393
Columbia         SC            600,000          900,725         1,500,725
Jackson          TN            380,000          750,608         1,130,608
Memphis          TN            804,262        1,432,520         2,236,782
Abilene          TX            400,000          680,616         1,080,616
Arlington        TX            475,069        1,374,167         1,849,236
Cedar Park       TX            253,591          827,237         1,080,828
Houston          TX            867,767          687,042         1,554,809
Spring           TX          1,794,872        1,810,069         3,604,941
Webster          TX            283,604          538,002           821,606
Eau Claire       WI            260,000          820,689         1,080,689
La Crosse        WI            372,883          877,812         1,250,695
Home Improvement
----------------
Mesa             AZ            619,035          867,013         1,486,048
Lawndale         CA            667,007        1,238,841         1,905,848
Los Angeles      CA            902,494        1,676,204         2,578,698
Los Angeles      CA            163,668          304,097           467,765
Van Nuys         CA            750,293        1,393,545         2,143,838

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Home Furnishings
----------------
Davenport        IA         57,350                  06/26/98       300
Joilet           IL         56,117                  06/26/98       300
Wichita          KS         45,633                  06/26/98       300
Alexandria       LA         49,950                  06/26/98       300
Monroe           LA         51,492                  06/26/98       300
Shreveport       LA         44,708                  06/26/98       300
Battle Creek     MI         55,192                  06/26/98       300
Eden Prairie     MN         36,857                  03/04/99       300
Hattiesburg      MS         40,700                  06/26/98       300
Ridgeland        MS         77,840                  06/27/97       300
Omaha            NE        427,059                  04/02/97       300
Henderson        NV        283,465                  09/18/97       300
Staten Island    NY        182,944                  03/26/98       300
Lancaster        OH         51,183                  06/26/98       300
Altoona          PA         45,942                  06/26/98       300
Erie             PA         55,500                  06/26/98       300
Muncy            PA         51,492                  06/26/98       300
Whitehall        PA         70,680                  06/30/98       300
Columbia         SC         55,500                  06/26/98       300
Jackson          TN         46,250                  06/26/98       300
Memphis          TN        144,950                  06/27/97       300
Abilene          TX         41,933                  06/12/98       300
Arlington        TX        152,967                  03/10/97       300
Cedar Park       TX         92,088                  03/13/97       300
Houston          TX         76,264                  03/07/97       300
Spring           TX        164,530                  09/26/97       300
Webster          TX         54,417                  06/12/97       300
Eau Claire       WI         50,567                  06/26/98       300
La Crosse        WI         54,089                  06/26/98       300
Home Improvement
----------------
Mesa             AZ         30,333                  02/24/99       300
Lawndale         CA         51,614                  12/31/98       300
Los Angeles      CA         69,836                  12/31/98       300
Los Angeles      CA         12,665                  12/31/98       300
Van Nuys         CA         58,058                  12/31/98       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Home Improvement
----------------
West Covina      CA          311,040      577,733        None         None
Arvada           CO          800,000      115,119        None         None
Boca Raton       FL          355,000      864,636        None         None
Clearwater       FL          476,179      725,023        None         None
Deerfield Beach  FL          475,000      868,890        None         None
Jacksonville     FL          478,314      618,348        None         None
Port Orange      FL          500,000    1,209,769        None         None
Seminole         FL          593,304      767,184        None         None
Tampa            FL          494,763      767,737        None         None
Tampa            FL          347,794      905,117        None         None
West Palm Beach  FL          698,664    1,223,504        None         None
West Palm Beach  FL          347,651      706,081        None         None
Des Moines       IA          225,771      682,604        None         None
Broadview        IL          345,166      641,739        None         None
Indianapolis     IN          350,000      671,381        None         None
Baltimore        MD          171,320      318,882        None         None
Huntersville     NC          530,000    1,018,907        None         None
Matthews         NC          768,222      843,401        None         None
Pineville        NC          567,864      840,284        None         None
Albuquerque      NM          684,036      874,914        None         None
Rochester        NY          158,168      294,456        None         None
Reading          PA          201,569      375,056        None         None
Pasadena         TX          147,535      274,521        None         None
Plano            TX          363,851      676,249        None         None
San Antonio      TX          367,890      683,750        None         None
San Antonio      TX          432,389      816,532        None         None
San Antonio      TX          323,451      637,991        None         None
Riverdale        UT          346,861      694,612        None         None
Chesapeake       VA          144,014      649,869        None       11,754
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

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Home Improvement
----------------
West Covina      CA            311,040          577,733           888,773
Arvada           CO            800,000          115,119           915,119
Boca Raton       FL            355,000          864,636         1,219,636
Clearwater       FL            476,179          725,023         1,201,202
Deerfield Beach  FL            475,000          868,890         1,343,890
Jacksonville     FL            478,314          618,348         1,096,662
Port Orange      FL            500,000        1,209,769         1,709,769
Seminole         FL            593,304          767,184         1,360,488
Tampa            FL            494,763          767,737         1,262,500
Tampa            FL            347,794          905,117         1,252,911
West Palm Beach  FL            698,664        1,223,504         1,922,168
West Palm Beach  FL            347,651          706,081         1,053,732
Des Moines       IA            225,771          682,604           908,375
Broadview        IL            345,166          641,739           986,905
Indianapolis     IN            350,000          671,381         1,021,381
Baltimore        MD            171,320          318,882           490,202
Huntersville     NC            530,000        1,018,907         1,548,907
Matthews         NC            768,222          843,401         1,611,623
Pineville        NC            567,864          840,284         1,408,148
Albuquerque      NM            684,036          874,914         1,558,950
Rochester        NY            158,168          294,456           452,624
Reading          PA            201,569          375,056           576,625
Pasadena         TX            147,535          274,521           422,056
Plano            TX            363,851          676,249         1,040,100
San Antonio      TX            367,890          683,750         1,051,640
San Antonio      TX            432,389          816,532         1,248,921
San Antonio      TX            323,451          637,991           961,442
Riverdale        UT            346,861          694,612         1,041,473
Chesapeake       VA            144,014          661,623           805,637
Office Supplies
---------------
Lakewood         CA          1,398,387        3,098,607         4,496,994
Riverside        CA          1,410,177        1,659,850         3,070,027
Hutchinson       KS            269,964        1,704,013         1,973,977
Salina           KS            240,423        1,829,837         2,070,260
Helena           MT            564,241        1,503,118         2,067,359

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Home Improvement
----------------
West Covina      CA         24,069                  12/31/98       300
Arvada           CO             --   In Process     06/30/99       300
Boca Raton       FL          8,958     09/01/99     01/29/99       300
Clearwater       FL         30,175                  12/31/98       300
Deerfield Beach  FL         26,404     02/25/99     01/29/99       300
Jacksonville     FL         25,743                  12/31/98       300
Port Orange      FL         26,234     05/11/99     01/29/99       300
Seminole         FL         31,931                  12/31/98       300
Tampa            FL         31,953                  12/31/98       300
Tampa            FL         37,678                  12/31/98       300
West Palm Beach  FL         50,944                  12/31/98       300
West Palm Beach  FL         29,385                  12/31/98       300
Des Moines       IA         26,152                  02/11/99       300
Broadview        IL         26,709                  12/31/98       300
Indianapolis     IN         16,662     03/29/99     02/10/99       300
Baltimore        MD         13,257                  12/31/98       300
Huntersville     NC         18,648     12/18/98     01/29/99       300
Matthews         NC         35,107                  12/31/98       300
Pineville        NC         34,977                  12/31/98       300
Albuquerque      NM         36,407                  12/31/98       300
Rochester        NY         12,239                  12/31/98       300
Reading          PA         15,598                  12/31/98       300
Pasadena         TX         11,416                  12/31/98       300
Plano            TX         28,155                  12/31/98       300
San Antonio      TX         28,468                  12/31/98       300
San Antonio      TX         33,985                  12/31/98       300
San Antonio      TX         26,546                  12/31/98       300
Riverdale        UT         28,905                  12/31/98       300
Chesapeake       VA        397,491                  12/22/86       300
Office Supplies
---------------
Lakewood         CA        366,411                  12/27/96       300
Riverside        CA        151,554                  09/05/97       300
Hutchinson       KS        172,810                  06/25/97       300
Salina           KS        185,563                  06/20/97       300
Helena           MT        152,141                  06/06/97       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Office Supplies
---------------
Asheboro         NC          465,557    2,176,416        None         None
Westbury         NY        3,808,076    2,377,932        None         None
New Philadelphia OH          726,636    1,650,672        None         None
Pet Supplies and Services
-------------------------
Duluth           GA          254,100    1,121,270        None         None
Marrietta        GA          350,000    1,069,043        None         None
Indianapolis     IN          427,000      764,514        None         None
Sudbury          MA          385,000    1,594,430        None         None
Tyngsborough     MA          312,204    1,222,522        None         None
Matthews         NC          610,177    1,394,743        None         None
North Plainfield NJ               --    1,038,855        None         None
Dickson City     PA          659,790    1,880,722        None         None
Private Education
-----------------
Coconut Creek    FL          310,111    1,243,682        None         None
North Lauderdale FL        1,050,000    2,567,811        None         None
Las Vegas        NV        1,080,444    3,346,772        None         None
Springfield      VA          300,000      213,116        None         None
Centerville      VA          688,917    2,339,597        None         None
University Place WA          255,000      718,614      53,612       24,142
Restaurants
-----------
Siloam Springs   AR          190,000      352,808        None         None
Douglas          AZ           75,000      347,719        None         None
Glendale         AZ          624,761      895,976        None           76
Tucson           AZ          107,393      497,904        None         None
Yuma             AZ          236,121      541,651        None         None
Barstow          CA          689,842      690,204        None         None
Chino            CA           79,984      154,303        None        3,000
Diamond Bar      CA           76,117      183,052        None       25,858
Fullerton        CA           36,296       51,020        None       14,628
Hemet            CA          106,164      199,179      11,922            7
Livermore        CA          662,161      823,242        None         None
Rancho Cucamonga CA          230,733      481,225        None         None
Rancho Cucamonga CA           95,192      441,334        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Office Supplies
---------------
Asheboro         NC            465,557        2,176,416         2,641,973
Westbury         NY          3,808,076        2,377,932         6,186,008
New Philadelphia OH            726,636        1,650,672         2,377,308
Pet Supplies and Services
-------------------------
Duluth           GA            254,100        1,121,270         1,375,370
Marrietta        GA            350,000        1,069,043         1,419,043
Indianapolis     IN            427,000          764,514         1,191,514
Sudbury          MA            385,000        1,594,430         1,979,430
Tyngsborough     MA            312,204        1,222,522         1,534,726
Matthews         NC            610,177        1,394,743         2,004,920
North Plainfield NJ                 --        1,038,855         1,038,855
Dickson City     PA            659,790        1,880,722         2,540,512
Private Education
-----------------
Coconut Creek    FL            310,111        1,243,682         1,553,793
North Lauderdale FL          1,050,000        2,567,811         3,617,811
Las Vegas        NV          1,080,444        3,346,772         4,427,216
Springfield      VA            300,000          213,116           513,116
Centerville      VA            688,917        2,339,597         3,028,514
University Place WA            255,000          796,368         1,051,368
Restaurants
-----------
Siloam Springs   AR            190,000          352,808           542,808
Douglas          AZ             75,000          347,719           422,719
Glendale         AZ            624,761          896,052         1,520,813
Tucson           AZ            107,393          497,904           605,297
Yuma             AZ            236,121          541,651           777,772
Barstow          CA            689,842          690,204         1,380,046
Chino            CA             79,984          157,303           237,287
Diamond Bar      CA             76,117          208,910           285,027
Fullerton        CA             36,296           65,648           101,944
Hemet            CA            106,164          211,108           317,272
Livermore        CA            662,161          823,242         1,485,403
Rancho Cucamonga CA            230,733          481,225           711,958
Rancho Cucamonga CA             95,192          441,334           536,526

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Office Supplies
---------------
Asheboro         NC        155,394                  03/27/98       300
Westbury         NY        216,093                  09/29/97       300
New Philadelphia OH        172,836                  05/28/97       300
Pet Supplies and Services
-------------------------
Duluth           GA         34,954     01/27/99     09/29/98       300
Marrietta        GA         17,105     05/28/99     09/29/98       300
Indianapolis     IN             --   In Process     01/29/99       300
Sudbury          MA             --   In Process     09/29/98       300
Tyngsborough     MA         75,260                  06/12/98       300
Matthews         NC         81,207                  07/16/98       300
North Plainfield NJ         53,183                  09/24/98       300
Dickson City     PA        190,056                  06/12/97       300
Private Education
-----------------
Coconut Creek    FL         18,529     08/02/99     11/23/98       300
North Lauderdale FL        183,467                  03/27/98       300
Las Vegas        NV        239,335                  02/27/98       300
Springfield      VA             --   In Process     11/18/99       300
Centerville      VA         50,445     05/07/99     09/30/98       300
University Place WA        521,747                  11/06/84       300
Restaurants
-----------
Siloam Springs   AR         29,750                  11/14/97       300
Douglas          AZ        223,545                  11/27/85       300
Glendale         AZ        135,890                  02/19/96       300
Tucson           AZ        318,421                  01/17/86       300
Yuma             AZ         35,172                  04/23/98       300
Barstow          CA         35,642                  09/23/98       300
Chino            CA        154,504                  06/23/75       300
Diamond Bar      CA        181,395                  09/25/78       300
Fullerton        CA         59,309                  11/08/72       234
Hemet            CA        191,353                  04/15/77       300
Livermore        CA         42,505                  09/21/98       300
Rancho Cucamonga CA        481,225                  04/03/81       180
Rancho Cucamonga CA        282,020                  12/20/85       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Restaurants
-----------
Red Bluff        CA          136,740      633,984        None         None
Riverside        CA           90,000      170,394        None         None
Sacramento       CA          386,793      417,290        None         None
San Dimas        CA          240,562      445,521        None         None
San Ramon        CA          406,000    1,126,930        None         None
Colorado Springs CO          152,000      704,736        None         None
Colorado Springs CO          313,250      695,730        None         None
Montrose         CO          217,595      483,284        None         None
Sterling         CO           95,320      441,928        None         None
Westminster      CO          338,940    1,571,401      20,000       13,440
Oviedo           FL          204,200      659,585        None         None
Casselberry      FL          403,900      897,075        None         None
Green Cove Sprgs FL           86,240      399,828        None         None
Jacksonville     FL          150,210      693,445        None         None
Jacksonville     FL          143,299      664,373        None         None
Orlando          FL          230,000    1,066,339        None         None
Orlando          FL          209,800      972,679        None         None
Orlando          FL          339,500      746,333        None         None
Orlando          FL          600,000      949,489        None         None
Palm Bay         FL          330,000      556,668        None         None
Garden City      GA          197,225      438,043        None         None
Hinesville       GA           89,220      413,644        None         None
Hinesville       GA          172,611      383,376        None         None
Lithonia         GA           89,220      413,647        None         None
Savannah         GA          143,993      345,548        None         None
Savannah         GA          165,409      367,380        None         None
Statesboro       GA          201,250      446,983        None         None
Stone Mountain   GA          215,940    1,001,188        None         None
Ankeny           IA          100,000      349,218        None         None
Boone            IA           76,000      386,170        None         None
Boise            ID          190,894      423,981        None         None
Boise            ID          161,352      334,041        None         None
Nampa            ID           74,156      343,820        None         None
Rexburg          ID           90,760      420,787        None         None
Alton            IL          225,785      419,315        None         None
Dixon            IL          230,090      511,036        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Restaurants
-----------
Red Bluff        CA            136,740          633,984           770,724
Riverside        CA             90,000          170,394           260,394
Sacramento       CA            386,793          417,290           804,083
San Dimas        CA            240,562          445,521           686,083
San Ramon        CA            406,000        1,126,930         1,532,930
Colorado Springs CO            152,000          704,736           856,736
Colorado Springs CO            313,250          695,730         1,008,980
Montrose         CO            217,595          483,284           700,879
Sterling         CO             95,320          441,928           537,248
Westminster      CO            338,940        1,604,841         1,943,781
Oviedo           FL            204,200          659,585           863,785
Casselberry      FL            403,900          897,075         1,300,975
Green Cove Sprgs FL             86,240          399,828           486,068
Jacksonville     FL            150,210          693,445           843,655
Jacksonville     FL            143,299          664,373           807,672
Orlando          FL            230,000        1,066,339         1,296,339
Orlando          FL            209,800          972,679         1,182,479
Orlando          FL            339,500          746,333         1,085,833
Orlando          FL            600,000          949,489         1,549,489
Palm Bay         FL            330,000          556,668           886,668
Garden City      GA            197,225          438,043           635,268
Hinesville       GA             89,220          413,644           502,864
Hinesville       GA            172,611          383,376           555,987
Lithonia         GA             89,220          413,647           502,867
Savannah         GA            143,993          345,548           489,541
Savannah         GA            165,409          367,380           532,789
Statesboro       GA            201,250          446,983           648,233
Stone Mountain   GA            215,940        1,001,188         1,217,128
Ankeny           IA            100,000          349,218           449,218
Boone            IA             76,000          386,170           462,170
Boise            ID            190,894          423,981           614,875
Boise            ID            161,352          334,041           495,393
Nampa            ID             74,156          343,820           417,976
Rexburg          ID             90,760          420,787           511,547
Alton            IL            225,785          419,315           645,100
Dixon            IL            230,090          511,036           741,126

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Restaurants
-----------
Red Bluff        CA        375,428                  12/18/86       300
Riverside        CA        164,892                  12/09/76       300
Sacramento       CA         24,321                  07/29/98       300
San Dimas        CA        445,521                  03/12/81       180
San Ramon        CA      1,126,930                  12/08/83       180
Colorado Springs CO        425,622                  09/30/86       300
Colorado Springs CO        324,608                  03/10/87       300
Montrose         CO        212,755                  12/17/87       300
Sterling         CO        311,353                  12/27/84       300
Westminster      CO      1,175,748                  06/28/84       300
Oveido           FL             --                  10/27/99       300
Casselberry      FL        325,934                  12/29/89       300
Green Cove Sprgs FL        281,693                  12/19/84       300
Jacksonville     FL        453,184                  09/13/85       300
Jacksonville     FL        426,546                  12/13/85       300
Orlando          FL        685,539                  11/18/85       300
Orlando          FL        594,238                  08/15/86       300
Orlando          FL        324,211                  02/03/88       300
Orlando          FL         23,532     05/27/99     12/18/98       300
Palm Bay         FL         17,441     02/17/99     12/29/98       300
Garden City      GA        172,540                  04/20/89       300
Hinesville       GA        291,424                  12/20/84       300
Hinesville       GA        168,774                  12/22/87       300
Lithonia         GA        291,083                  01/04/85       300
Savannah         GA        152,121                  12/22/87       300
Savannah         GA        161,732                  12/22/87       300
Statesboro       GA        167,075                  11/14/89       300
Stone Mountain   GA        600,739                  10/30/86       300
Ankeny           IA        349,218                  07/28/83       180
Boone            IA        386,170                  12/27/83       180
Boise            ID        180,483                  05/17/88       300
Boise            ID        137,357                  10/07/88       300
Nampa            ID        203,601                  12/31/86       300
Rexburg          ID        270,521                  11/25/85       300
Alton            IL        172,422                  10/18/88       300
Dixon            IL        224,957                  12/28/87       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Restaurants
-----------
Salem            IL          213,815      474,892        None         None
Anderson         IN          197,523      438,706        None         None
Bedford          IN          311,815      692,543        None         None
Decatur          IN          181,020      385,618        None         None
Goshen           IN          115,000      533,165        None         None
Muncie           IN          136,400      632,380       8,000       13,335
Muncie           IN           67,156      149,157        None         None
New Castle       IN          246,192      320,572        None         None
Shelbyville      IN          128,820      597,263        None         None
South Bend       IN          133,200      617,545        None       19,211
Westfield        IN          213,341      477,300        None         None
Derby            KS           96,060      445,359        None         None
El Dorado        KS           87,400      405,206        None         None
Great Bend       KS           95,800      444,154        None         None
Wichita          KS           98,000      454,350        None         None
Lexington        KY          122,200      490,200        None         None
Alexandria       LA          143,000      662,985        None       15,000
Jennings         LA          107,120      496,636        None         None
La Plata         MD          120,140      557,000        None         None
Flint            MI          827,853           --        None         None
Sturgis          MI          210,560      467,659        None         None
Albert Lea       MN          213,150      473,412        None         None
Red Wing         MN          248,325      551,541        None         None
Roseville        MN          281,600    1,305,560        None         None
Belton           MO           89,328      418,187        None         None
Blue Springs     MO          111,440      516,665        None         None
Carthage         MO           85,020      394,175        None         None
Chillicothe      MO           81,080      375,908        None         None
Fulton           MO          210,199      466,861        None         None
Hannibal         MO          266,011      590,822        None         None
Hazelwood        MO          157,117      725,327        None       12,930
Jackson          MO          210,199      466,860        None         None
Mt. Vernon       MO          160,000      282,586        None         None
Nevada           MO          222,552      494,296        None         None
Ozark            MO          140,000      292,482        None         None
Sedalia          MO          269,798      599,231        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Restaurants
-----------
Salem            IL            213,815          474,892           688,707
Anderson         IN            197,523          438,706           636,229
Bedford          IN            311,815          692,543         1,004,358
Decatur          IN            181,020          385,618           566,638
Goshen           IN            115,000          533,165           648,165
Muncie           IN            136,400          653,715           790,115
Muncie           IN             67,156          149,157           216,313
New Castle       IN            246,192          320,572           566,764
Shelbyville      IN            128,820          597,263           726,083
South Bend       IN            133,200          636,756           769,956
Westfield        IN            213,341          477,300           690,641
Derby            KS             96,060          445,359           541,419
El Dorado        KS             87,400          405,206           492,606
Great Bend       KS             95,800          444,154           539,954
Wichita          KS             98,000          454,350           552,350
Lexington        KY            122,200          490,200           612,400
Alexandria       LA            143,000          677,985           820,985
Jennings         LA            107,120          496,636           603,756
La Plata         MD            120,140          557,000           677,140
Flint            MI            827,853               --           827,853
Sturgis          MI            210,560          467,659           678,219
Albert Lea       MN            213,150          473,412           686,562
Red Wing         MN            248,325          551,541           799,866
Roseville        MN            281,600        1,305,560         1,587,160
Belton           MO             89,328          418,187           507,515
Blue Springs     MO            111,440          516,665           628,105
Carthage         MO             85,020          394,175           479,195
Chillicothe      MO             81,080          375,908           456,988
Fulton           MO            210,199          466,861           677,060
Hannibal         MO            266,011          590,822           856,833
Hazelwood        MO            157,117          738,257           895,374
Jackson          MO            210,199          466,860           677,059
Mt. Vernon       MO            160,000          282,586           442,586
Nevada           MO            222,552          494,296           716,848
Ozark            MO            140,000          292,482           432,482
Sedalia          MO            269,798          599,231           869,029

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Restaurants
-----------
Salem            IL        211,833                  10/30/87       300
Anderson         IN        185,478                  03/25/88       300
Bedford          IN        314,994                  07/15/87       300
Decatur          IN        179,917                  03/31/87       300
Goshen           IN        327,807                  07/07/86       300
Muncie           IN        400,113                  03/18/86       300
Muncie           IN         64,361                  03/30/88       300
New Castle       IN        149,443                  01/07/87       300
Shelbyville      IN        353,682                  12/18/86       300
South Bend       IN        397,674                  04/28/86       300
Westfield        IN        175,016                  12/21/89       300
Derby            KS        288,039                  10/29/85       300
El Dorado        KS        253,870                  04/10/86       300
Great Bend       KS        312,919                  12/26/84       300
Wichita          KS        277,574                  08/08/86       300
Lexington        KY        291,797                  12/03/86       300
Alexandria       LA        432,840                  01/17/86       300
Jennings         LA        321,203                  10/17/85       300
La Plata         MD        357,610                  12/03/85       300
Flint            MI             --                  04/13/95       300
Sturgis          MI        207,241                  11/12/87       300
Albert Lea       MN        208,424                  12/16/87       300
Red Wing         MN        242,779                  12/30/87       300
Roseville        MN        919,807                  12/18/84       300
Belton           MO        294,627                  12/18/84       300
Blue Springs     MO        364,007                  12/28/84       300
Carthage         MO        253,071                  12/03/85       300
Chillicothe      MO        264,840                  12/26/84       300
Fulton           MO        212,346                  07/30/87       300
Hannibal         MO        268,728                  07/30/87       300
Hazelwood        MO        477,556                  08/28/85       300
Jackson          MO        212,346                  07/30/87       300
Mt. Vernon       MO         23,800                  11/20/97       300
Nevada           MO        224,825                  07/30/87       300
Ozark            MO         24,650                  11/20/97       300
Sedalia          MO        234,592                  07/31/89       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Restaurants
-----------
St. Charles      MO          175,413      809,791        None       10,000
St. Charles      MO          695,121    1,001,878        None          896
St. Joseph       MO          107,648      496,958        None         None
Sullivan         MO           85,500      396,400        None         None
Clinton          MS          100,000      337,371        None         None
Southaven        MS          263,900      582,303        None         None
Fayetteville     NC          116,240      538,919        None         None
Wilkesboro       NC          183,050      406,562        None         None
Omaha            NE          629,592    1,051,244        None          887
Amherst          NY          935,355      896,819        None           12
Fulton           NY          294,009      653,006        None         None
Watertown        NY          139,199      645,355        None         None
Akron            OH          723,347           17        None         None
Ashland          OH          120,740      559,801        None         None
Celina           OH          207,060      459,841        None         None
Lebanon          OH          210,134      466,717        None         None
Stow             OH          317,546      712,455        None         None
Troy             OH          130,540      605,238        None         None
Wash. Courthouse OH          123,120      570,836        None         None
Wilmington       OH          119,320      553,217        None         None
Broken Arrow     OK          245,000      369,002        None         None
Norman           OK          734,335           --        None         None
Oklahoma City    OK          759,826           --        None         None
Owasso           OK          247,450      549,597        None         None
Ponca City       OK          234,990      521,923        None         None
Corvallis        OR          172,788      383,766        None         None
Hermiston        OR           85,560      396,675        None         None
Lake Oswego      OR          175,899      815,508        None         None
Milwaukie        OR          179,174      830,689        None         None
Salem            OR          198,540      440,964        None         None
Connellsville    PA          264,670      587,843        None         None
Waynesburg       PA          222,285      493,704        None         None
Pierre           SD          251,790      559,232        None         None
Memphis          TN          405,274    1,060,680        None        1,700
Nashville        TN          484,975    1,192,627      20,000       31,098
Allen            TX          165,000      306,771        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Restaurants
-----------
St. Charles      MO            175,413          819,791           995,204
St. Charles      MO            695,121        1,002,774         1,697,895
St. Joseph       MO            107,648          496,958           604,606
Sullivan         MO             85,500          396,400           481,900
Clinton          MS            100,000          337,371           437,371
Southaven        MS            263,900          582,303           846,203
Fayetteville     NC            116,240          538,919           655,159
Wilkesboro       NC            183,050          406,562           589,612
Omaha            NE            629,592        1,052,131         1,681,723
Amherst          NY            935,355          896,831         1,832,186
Fulton           NY            294,009          653,006           947,015
Watertown        NY            139,199          645,355           784,554
Akron            OH            723,347               17           723,364
Ashland          OH            120,740          559,801           680,541
Celina           OH            207,060          459,841           666,901
Lebanon          OH            210,134          466,717           676,851
Stow             OH            317,546          712,455         1,030,001
Troy             OH            130,540          605,238           735,778
Wash. Courthouse OH            123,120          570,836           693,956
Wilmington       OH            119,320          553,217           672,537
Broken Arrow     OK            245,000          369,002           614,002
Norman           OK            734,335               --           734,335
Oklahoma City    OK            759,826               --           759,826
Owasso           OK            247,450          549,597           797,047
Ponca City       OK            234,990          521,923           756,913
Corvallis        OR            172,788          383,766           556,554
Hermiston        OR             85,560          396,675           482,235
Lake Oswego      OR            175,899          815,508           991,407
Milwaukie        OR            179,174          830,689         1,009,863
Salem            OR            198,540          440,964           639,504
Connellsville    PA            264,670          587,843           852,513
Waynesburg       PA            222,285          493,704           715,989
Pierre           SD            251,790          559,232           811,022
Memphis          TN            405,274        1,062,380         1,467,654
Nashville        TN            484,975        1,243,725         1,728,700
Allen            TX            165,000          306,771           471,771

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Restaurants
-----------
St. Charles      MO        534,084                  08/28/85       300
St. Charles      MO        161,266     12/22/95     03/16/95       300
St. Joseph       MO        324,770                  09/04/85       300
Sullivan         MO        279,275                  12/27/84       300
Clinton          MS        337,371                  07/28/83       180
Southaven        MS        268,267                  05/11/87       300
Fayetteville     NC        379,685                  12/20/84       300
Wilkesboro       NC        184,920                  07/24/87       300
Omaha            NE        190,976     06/02/95     02/24/95       300
Amherst          NY        146,929     12/21/95     05/31/95       300
Fulton           NY        286,606                  12/24/87       300
Watertown        NY        392,288                  08/18/86       300
Akron            OH             --                  12/22/94       300
Ashland          OH        331,497                  12/19/86       300
Celina           OH        217,254                  01/02/87       300
Lebanon          OH        212,280                  07/31/87       300
Stow             OH        312,922                  12/31/87       300
Troy             OH        360,275                  12/05/86       300
Wash. Courthouse OH        338,032                  12/19/86       300
Wilmington       OH        327,600                  12/31/86       300
Broken Arrow     OK         29,808                  12/10/97       300
Norman           OK             --     09/29/95     05/31/95       300
Oklahoma City    OK             --                  06/05/95       300
Owasso           OK        241,950                  12/28/87       300
Ponca City       OK        229,766                  12/30/87       300
Corvallis        OR        168,946                  12/22/87       300
Hermiston        OR        279,469                  12/18/84       300
Lake Oswego      OR        596,707                  05/16/84       300
Milwaukie        OR        610,320                  05/08/84       300
Salem            OR        170,031                  05/23/89       300
Connellsville    PA        265,653                  08/17/87       300
Waynesburg       PA        223,110                  08/17/87       300
Pierre           SD        246,190                  12/01/87       300
Memphis          TN        189,155     06/30/95     03/17/95       300
Nashville        TN      1,227,011                  05/20/83       180
Allen            TX          5,558     07/09/99     06/07/99       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Restaurants
-----------
Athens           TX          245,245      544,700        None         None
Bedford          TX          919,303       98,231        None         None
Beeville         TX          250,490      556,349        None         None
Brownwood        TX          288,225      640,160        None         None
Crockett         TX           90,780      420,880        None         None
Dallas           TX          242,025      479,170        None         None
Dallas           TX          742,507           --        None         None
El Campo         TX           98,060      454,631        None         None
Ennis            TX          173,250      384,793        None         None
Fort Worth       TX          223,195      492,067        None         None
Fort Worth       TX          423,281      382,059        None         None
Gainesville      TX           89,220      413,644        None         None
Hewitt           TX          120,240      207,216        None         None
Hillsboro        TX           75,992      352,316        None         None
Houston          TX          194,994      386,056        None         None
Houston          TX          184,175      364,636        None         None
Killeen          TX          262,500      583,014        None       14,398
League City      TX          126,822      588,000        None          155
Lufkin           TX          105,904      490,998        None         None
Mesquite         TX          134,940      625,612        None         None
Mesquite         TX          729,596      120,820        None         None
Mexia            TX           93,620      434,046        None         None
New Braunfels    TX          185,500      411,997        None         None
Orange           TX           93,560      433,768        None         None
Plainview        TX          125,000      350,767        None         None
Port Lavaca      TX          244,759      543,619        None         None
Porter           TX          227,067      333,031        None         None
Rowlett          TX          126,933      585,986        None         None
Santa Fe         TX          304,414      623,331        None         None
Sealy            TX          197,871      391,753        None         None
Stafford         TX          214,024      423,733        None         None
Temple           TX          302,505      291,414        None         None
Vidor            TX           90,618      420,124        None         None
Waxahachie       TX          326,935      726,137        None         None
Cedar City       UT          130,000      296,544        None         None
Orem             UT          516,129    1,004,608        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Restaurants
-----------
Athens           TX            245,245          544,700           789,945
Bedford          TX            919,303           98,231         1,017,534
Beeville         TX            250,490          556,349           806,839
Brownwood        TX            288,225          640,160           928,385
Crockett         TX             90,780          420,880           511,660
Dallas           TX            242,025          479,170           721,195
Dallas           TX            742,507               --           742,507
El Campo         TX             98,060          454,631           552,691
Ennis            TX            173,250          384,793           558,043
Fort Worth       TX            223,195          492,067           715,262
Fort Worth       TX            423,281          382,059           805,340
Gainesville      TX             89,220          413,644           502,864
Hewitt           TX            120,240          207,216           327,456
Hillsboro        TX             75,992          352,316           428,308
Houston          TX            194,994          386,056           581,050
Houston          TX            184,175          364,636           548,811
Killeen          TX            262,500          597,412           859,912
League City      TX            126,822          588,155           714,977
Lufkin           TX            105,904          490,998           596,902
Mesquite         TX            134,940          625,612           760,552
Mesquite         TX            729,596          120,820           850,416
Mexia            TX             93,620          434,046           527,666
New Braunfels    TX            185,500          411,997           597,497
Orange           TX             93,560          433,768           527,328
Plainview        TX            125,000          350,767           475,767
Port Lavaca      TX            244,759          543,619           788,378
Porter           TX            227,067          333,031           560,098
Rowlett          TX            126,933          585,986           712,919
Santa Fe         TX            304,414          623,331           927,745
Sealy            TX            197,871          391,753           589,624
Stafford         TX            214,024          423,733           637,757
Temple           TX            302,505          291,414           593,919
Vidor            TX             90,618          420,124           510,742
Waxahachie       TX            326,935          726,137         1,053,072
Cedar City       UT            130,000          296,544           426,544
Orem             UT            516,129        1,004,608         1,520,737

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Restaurants
-----------
Athens           TX        239,794                  12/01/87       300
Bedford          TX         98,231                  12/27/94       300
Beeville         TX        253,049                  07/31/87       300
Brownwood        TX        281,707                  12/28/87       300
Crockett         TX        268,952                  12/17/85       300
Dallas           TX        153,166                  06/25/91       300
Dallas           TX             --                  04/13/95       300
El Campo         TX        292,278                  11/25/85       300
Ennis            TX        169,398                  12/28/87       300
Fort Worth       TX        166,640                  06/26/91       300
Fort Worth       TX         74,502                  02/10/95       300
Gainesville      TX        291,424                  12/18/84       300
Hewitt           TX          5,170                  06/07/99       300
Hillsboro        TX        255,071                  08/01/84       300
Houston          TX        123,402                  06/25/91       300
Houston          TX        116,555                  06/25/91       300
Killeen          TX        272,071                  05/29/87       300
League City      TX        348,195                  12/30/86       300
Lufkin           TX        319,025                  10/08/85       300
Mesquite         TX        392,492                  03/20/86       300
Mesquite         TX        120,820                  12/23/94       300
Mexia            TX        277,365                  12/18/85       300
New Braunfels    TX        192,225                  03/26/87       300
Orange           TX        278,491                  12/10/85       300
Plainview        TX        350,767                  01/24/84       180
Port Lavaca      TX        247,259                  07/30/87       300
Porter           TX         64,941                  02/09/95       300
Rowlett          TX        382,953                  09/06/85       300
Santa Fe         TX         44,360                  03/20/98       300
Sealy            TX        125,223                  06/25/91       300
Stafford         TX        135,445                  06/26/91       300
Temple           TX         56,826                  02/09/95       300
Vidor            TX        304,160                  08/01/84       300
Waxahachie       TX        319,608                  12/29/87       300
Cedar City       UT        296,544                  08/04/83       180
Orem             UT        162,412                  11/17/95       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Restaurants
-----------
Sandy            UT          635,945      884,792        None         None
Norfolk          VA          251,207      575,250        None       12,983
Virginia Beach   VA          314,790      699,161        None          322
Auburn           WA          301,595      669,851        None         None
Marysville       WA          276,273      613,612        None         None
Oak Harbor       WA          275,940      612,874        None         None
Redmond          WA          610,334    1,262,104        None         None
Spokane          WA          479,531      646,719        None         None
Tacoma           WA          198,857      921,947        None          653
Grafton          WI          149,778      332,664        None         None
Monroe           WI          193,130      428,947        None         None
Portage          WI          199,605      443,328        None         None
Shawano          WI          205,730      456,932        None         None
Sturgeon Bay     WI          214,865      477,221        None         None
Oak Hill         WV           85,860      398,069        None         None
Laramie          WY          210,000      466,417        None         None
Riverton         WY          216,685      481,267        None         None
Sheridan         WY          117,160      543,184        None         None
Shoe Stores
-----------
Little Rock      AR        1,079,232    2,594,956        None         None
Maplewood        MN          785,023    2,715,629        None         None
Houston          TX        1,096,376    2,300,690        None         None
Midland          TX          544,075    1,322,431        None         None
Theaters
--------
Jacksonville     FL        4,510,272    9,011,426        None         None
Buchanan         WI        1,453,414    7,607,254        None         None
Video Rental
------------
Birmingham       AL          392,795      865,115        None         None
Southington      CT          399,562    1,009,125        None         None
Port St. Lucie   FL          612,695      701,759        None         None
Tampa            FL          401,874      933,768        None         None
Atlanta          GA          652,551      763,360        None         None
Brunswick        GA          290,369      788,880        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Restaurants
-----------
Sandy            UT            635,945          884,792         1,520,737
Norfolk          VA            251,207          588,233           839,440
Virginia Beach   VA            314,790          699,483         1,014,273
Auburn           WA            301,595          669,851           971,446
Marysville       WA            276,273          613,612           889,885
Oak Harbor       WA            275,940          612,874           888,814
Redmond          WA            610,334        1,262,104         1,872,438
Spokane          WA            479,531          646,719         1,126,250
Tacoma           WA            198,857          922,600         1,121,457
Grafton          WI            149,778          332,664           482,442
Monroe           WI            193,130          428,947           622,077
Portage          WI            199,605          443,328           642,933
Shawano          WI            205,730          456,932           662,662
Sturgeon Bay     WI            214,865          477,221           692,086
Oak Hill         WV             85,860          398,069           483,929
Laramie          WY            210,000          466,417           676,417
Riverton         WY            216,685          481,267           697,952
Sheridan         WY            117,160          543,184           660,344
Shoe Stores
-----------
Little Rock      AR          1,079,232        2,594,956         3,674,188
Maplewood        MN            785,023        2,715,629         3,500,652
Houston          TX          1,096,376        2,300,690         3,397,066
Midland          TX            544,075        1,322,431         1,866,506
Theaters
--------
Jacksonville     FL          4,510,272        9,011,426        13,521,698
Buchanan         WI          1,453,414        7,607,254         9,060,668
Video Rental
------------
Birmingham       AL            392,795          865,115         1,257,910
Southington      CT            399,562        1,009,125         1,408,687
Port St. Lucie   FL            612,695          701,759         1,314,454
Tampa            FL            401,874          933,768         1,335,642
Atlanta          GA            652,551          763,360         1,415,911
Brunswick        GA            290,369          788,880         1,079,249

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Restaurants
-----------
Sandy            UT        143,041                  12/22/95       300
Norfolk          VA        262,946                  10/15/87       300
Virginia Beach   VA        313,915                  09/03/87       300
Auburn           WA        294,888                  12/16/87       300
Marysville       WA        277,299                  08/27/87       300
Oak Harbor       WA        278,757                  07/16/87       300
Redmond          WA      1,262,104                  12/10/82       180
Spokane          WA         46,065                  03/26/98       300
Tacoma           WA        674,587                  05/29/84       300
Grafton          WI        148,390                  10/29/87       300
Monroe           WI        188,834                  12/17/87       300
Portage          WI        195,150                  12/23/87       300
Shawano          WI        201,141                  12/17/87       300
Sturgeon Bay     WI        210,087                  12/01/87       300
Oak Hill         WV        280,452                  12/28/84       300
Laramie          WY        167,544                  03/12/90       300
Riverton         WY        211,868                  12/01/87       300
Sheridan         WY        347,106                  12/31/85       300
Shoe Stores
-----------
Little Rock      AR        151,360                  07/17/98       300
Maplewood        MN         76,927                  05/07/99       300
Houston          TX        210,139                  09/02/97       300
Midland          TX         98,675                  01/30/98       300
Theaters
--------
Jacksonville     FL         14,943     12/30/99     07/22/99       300
Buchanan         WI        139,435                  07/22/99       300
Video Rental
------------
Birmingham       AL         78,797                  09/30/97       300
Southington      CT         42,037                  12/23/98       300
Port St. Lucie   FL         26,559     12/09/98     08/24/98       300
Tampa            FL         75,798                  12/19/97       300
Atlanta          GA         31,755                  12/04/98       300
Brunswick        GA         63,989                  12/31/97       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Video Rental
------------
Norcross         GA          431,284      724,037        None         None
Plainfield       IN          453,645      908,485        None         None
Topeka           KS          285,802      966,286        None         None
Wichita          KS          289,714      797,856        None         None
Winchester       KY          355,474      929,177        None         None
Warren           MI          356,348      903,351        None         None
Centerville      OH          601,408      758,192        None         None
Dayton           OH          401,723      698,872        None         None
Forest Park      OH          328,187      921,232        None         None
Franklin         OH          337,572      777,943        None         None
Springboro       OH          261,916      897,489        None         None
Oklahoma City    OK          307,658      474,096        None         None
Tulsa            OK          318,441    1,004,663        None         None
Bartlett         TN          420,000      612,285        None         None
Clarksville      TN          499,885      840,869        None         None
Columbia         TN          466,469      716,723        None         None
Hendersonville   TN          333,677      938,592        None         None
Jackson          TN          381,076      857,261        None         None
Memphis          TN          381,265      900,580        None         None
Murfreesboro     TN          385,437      782,396        None         None
Murfreesboro     TN          406,056      886,293        None         None
Smyrna           TN          302,372      836,214        None         None
Austin           TX          407,910      885,113        None         None
Beaumont         TX          293,919      832,154        None         None
Hurst            TX          373,084      871,163        None         None
Lubbock          TX          266,805      857,492        None         None
Woodway          TX          372,487      835,198        None         None
Hampton          VA          373,499      836,071        None         None
Virginia Beach   VA          551,588      797,260        None         None
Other
-----
Mesa             AZ          271,754    1,259,911      38,949       20,017
Phoenix          AZ          322,708    1,496,144     242,472       10,462
Escondido        CA               --           --      13,900         None
Fresno           CA          428,900    3,434,562        None         None
San Diego        CA        3,745,000    8,885,351      15,693       20,410

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Video Rental
------------
Norcross         GA            431,284          724,037         1,155,321
Plainfield       IN            453,645          908,485         1,362,130
Topeka           KS            285,802          966,286         1,252,088
Wichita          KS            289,714          797,856         1,087,570
Winchester       KY            355,474          929,177         1,284,651
Warren           MI            356,348          903,351         1,259,699
Centerville      OH            601,408          758,192         1,359,600
Dayton           OH            401,723          698,872         1,100,595
Forest Park      OH            328,187          921,232         1,249,419
Franklin         OH            337,572          777,943         1,115,515
Springboro       OH            261,916          897,489         1,159,405
Oklahoma City    OK            307,658          474,096           781,754
Tulsa            OK            318,441        1,004,663         1,323,104
Bartlett         TN            420,000          612,285         1,032,285
Clarksville      TN            499,885          840,869         1,340,754
Columbia         TN            466,469          716,723         1,183,192
Hendersonville   TN            333,677          938,592         1,272,269
Jackson          TN            381,076          857,261         1,238,337
Memphis          TN            381,265          900,580         1,281,845
Murfreesboro     TN            385,437          782,396         1,167,833
Murfreesboro     TN            406,056          886,293         1,292,349
Smyrna           TN            302,372          836,214         1,138,586
Austin           TX            407,910          885,113         1,293,023
Beaumont         TX            293,919          832,154         1,126,073
Hurst            TX            373,084          871,163         1,244,247
Lubbock          TX            266,805          857,492         1,124,297
Woodway          TX            372,487          835,198         1,207,685
Hampton          VA            373,499          836,071         1,209,570
Virginia Beach   VA            551,588          797,260         1,348,848
Other
-----
Mesa             AZ            271,754        1,318,877         1,590,631
Phoenix          AZ            322,708        1,749,078         2,071,786
Escondido        CA                 --           13,900            13,900
Fresno           CA            428,900        3,434,562         3,863,462
San Diego        CA          3,745,000        8,921,454        12,666,454

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Video Rental
------------
Norcross         GA         63,318                  09/30/97       300
Plainfield       IN         70,716                  01/09/98       300
Topeka           KS         78,579                  12/16/97       300
Wichita          KS         35,852                  11/10/98       300
Winchester       KY         57,238                  06/30/98       300
Warren           MI         70,343                  12/31/97       300
Centerville      OH         46,698                  06/29/98       300
Dayton           OH         43,058                  06/26/98       300
Forest Park      OH         77,859                  11/05/97       300
Franklin         OH         63,014                  12/30/97       300
Springboro       OH         46,305                  09/08/98       300
Oklahoma City    OK         32,213                  04/17/98       300
Tulsa            OK         91,613                  09/26/97       300
Bartlett         TN         15,110     05/12/99     02/26/99       300
Clarksville      TN         40,605                  09/30/98       300
Columbia         TN         65,265                  09/26/97       300
Hendersonville   TN         76,301                  12/05/97       300
Jackson          TN         78,160                  09/26/97       300
Memphis          TN         64,211                  03/30/98       300
Murfreesboro     TN         24,709                  03/31/99       300
Murfreesboro     TN         80,799                  09/26/97       300
Smyrna           TN         76,223                  08/29/97       300
Austin           TX         71,843                  11/20/97       300
Beaumont         TX         75,888                  09/05/97       300
Hurst            TX         50,689                  07/28/98       300
Lubbock          TX         81,018                  08/21/97       300
Woodway          TX         67,859                  12/12/97       300
Hampton          VA         67,868                  12/19/97       300
Virginia Beach   VA         59,356                  02/20/98       300
Other
-----
Mesa             AZ        793,513                  06/30/86       300
Phoenix          AZ        961,046                  06/30/86       300
Escondido        CA            162
Fresno           CA      3,434,562                  10/29/82       180
San Diego        CA      5,395,848     03/08/86     03/25/86       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Other
-----
San Diego        CA        2,485,160    8,697,822      32,587       14,574
San Diego        CA        5,797,411   15,473,497      40,214       19,115
Humble           TX          106,000      545,518      10,422        5,990
Plano            TX          565,000    6,935,000        None      174,352
Other                             --      401,553        None       28,571
                         -----------  -----------     -------      -------
                         350,517,264  710,782,659     532,276      646,931
                         ===========  ===========     =======      =======





























                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Other
-----
San Diego        CA          2,485,160        8,744,983        11,230,143
San Diego        CA          5,797,411       15,532,826        21,330,237
Humble           TX            106,000          561,930           667,930
Plano            TX            565,000        7,109,352         7,674,352
Other                               --          430,124           430,124
                           -----------      -----------     -------------
                           350,517,264      711,961,866     1,062,479,130
                           ===========      ===========     =============





























                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Other
-----
San Diego        CA      3,967,897     01/23/89     09/19/86       300
San Diego        CA      6,600,995     01/20/89     08/05/87       300
Humble           TX        433,549                  03/25/86       300
Plano            TX      1,114,949                  05/26/95       300
Other                      381,290
                       -----------
                       195,386,310
                       ===========




























                 REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


Note 1. One thousand seventy-two of the properties are single unit retail outlets. One grocery property located in Sheboygan, WI and three other properties located in San Diego, CA are multi-tenant commercial properties. All properties were acquired on an all cash basis except one; no encumbrances were outstanding for the periods presented.

Note 2. The aggregate cost for federal income tax purposes is $998,424,738.

Note 3. Reconciliation of total real estate carrying value for the three years ended December 31, 1999 are as follows:

                                    1999            1998            1997
                                -----------     -----------     -----------
Balance at beginning of period  889,835,701     699,797,446     564,539,993

  Additions during period:
    Acquisitions                181,375,766     193,436,163     142,286,618
    Equipment                            --          14,685              --
    Improvements, etc.              198,565          79,790          16,683
    Other (leasing costs)           191,391         168,425          36,266
                              -------------     -----------     -----------
      Total additions           181,765,722     193,699,063     142,339,567
                              -------------     -----------     -----------
  Deductions during period:
    Cost of real estate sold      9,109,061       3,520,108       6,917,114
    Cost of equipment sold               --          58,000              --
    Other (fully amortized
      commissions)                   13,232          82,700              --
    Other (provision for
      impairment losses)                 --              --         165,000
                              -------------     -----------     -----------
      Total deductions            9,122,293       3,660,808       7,082,114
                              -------------     -----------     -----------
Balance at close of period:   1,062,479,130     889,835,701     699,797,446
                              =============     ===========     ===========

Note 4. Reconciliation of accumulated depreciation for the three years ended December 31, 1999 are as follows:





(table continued)

(continued)
                                    1999            1998            1997
                                -----------     -----------     -----------
Balance at beginning of period: 171,555,267     152,206,136     138,307,408

  Additions during period -
    provision for depreciation   23,844,275      20,766,430      17,465,979

  Deductions during period:
    Accumulated depreciation
      of real estate and
      equipment sold                     --       1,334,599       3,567,251
    Other (fully amortized
      commissions)                   13,232          82,700              --
                                -----------     -----------     -----------
Balance at close of period      195,386,310     171,555,267     152,206,136
                                ===========     ===========     ===========

Note 5. In 1997, a provision for impairment loss was made on two vacant properties in Riverside, CA and Irving, TX which was sold in 1998 and a restaurant property in McMinnville, OR which was sold in 1997.































