Form 10-Q
period 2000-03-31
REALTY INCOME CORP
filed 2000-05-12
CIK 726728

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-Q
                               =========

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2000, or
                                         ==================

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

                       YES [X]     NO [ ]

There were 26,713,970 shares of common stock outstanding as of May 9, 2000.


                    REALTY INCOME CORPORATION

                            Form 10-Q
                         March 31, 2000

                        Table of Contents
                        -----------------

PART I.  FINANCIAL INFORMATION                               Page
==============================                               ----
Item 1:  Financial Statements

         Consolidated Balance Sheets........................   3
         Consolidated Statements of Income..................   5
         Consolidated Statements of Cash Flows..............   6
         Notes to Consolidated Financial Statements.........   8

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......  13

Item 3:  Quantitative and Qualitative Disclosures About
         Market Risk........................................  29


PART II. OTHER INFORMATION
==========================

Item 6:  Exhibits and Reports on Form 8-K...................  30

SIGNATURE...................................................  33

EXHIBIT INDEX...............................................  33

















                                                           Page 2

PART I.  FINANCIAL INFORMATION
==============================

ITEM 1.  FINANCIAL STATEMENTS


           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
              March 31, 2000 and December 31, 1999
          (dollars in thousands, except per share data)

                                               2000      1999
                                           (Unaudited)
                                            =========  =========
ASSETS
Real estate, at cost:
  Land                                      $ 351,708  $ 350,517
  Buildings and improvements                  718,416    711,962
                                            ---------  ---------
                                            1,070,124  1,062,479
  Less accumulated depreciation
    and amortization                         (201,520)  (195,386)
                                            ---------  ---------
  Net real estate                             868,604    867,093
Cash and cash equivalents                       2,103        773
Accounts receivable                             3,180      3,407
Goodwill, net                                  18,822     19,053
Other assets                                   19,012     15,078
                                            ---------  ---------
     Total assets                           $ 911,721  $ 905,404
                                            =========  =========

















(table continued next page)

                                                             Page 3

(table continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
               March 31, 2000 and December 31, 1999
          (dollars in thousands, except per share data)

                                               2000      1999
                                           (Unaudited)
                                            =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                       $   4,856  $   4,828
Accounts payable and accrued expenses           6,206     12,792
Other liabilities                               3,841      3,753
Lines of credit payable                       136,900    119,200
Notes payable                                 230,000    230,000
                                            ---------  ---------
     Total liabilities                        381,803    370,573
                                            ---------  ---------

Stockholders' equity:
Preferred stock and paid in capital,
  par value $1.00 per share, 20,000,000
  shares authorized, 4,125,700 and
  4,140,000 shares issued and outstanding
  in 2000 and 1999, respectively               99,403     99,679
Common stock and paid in capital,
  par value $1.00 per share, 100,000,000
  shares authorized, 26,793,470 and
  26,822,164 shares issued and outstanding
  in 2000 and 1999, respectively              636,002    636,611
Distributions in excess of net income        (205,487)  (201,459)
                                            ---------  ---------
     Total stockholders' equity               529,918    534,831
                                            ---------  ---------
     Total liabilities and
       stockholders' equity                 $ 911,721  $ 905,404
                                            =========  =========



   The accompanying notes to consolidated financial statements are an integral part of these statements.







                                                             Page 4

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Income
                =================================
       For the three months ended March 31, 2000 and 1999
          (dollars in thousands, except per share data)
                           (Unaudited)

                                             2000         1999
                                         ==========   ==========
REVENUE
Rental                                   $   28,330   $   23,948
Interest and other                               25           38
                                         ----------   ----------
                                             28,355       23,986
                                         ----------   ----------
EXPENSES
Depreciation and amortization                 6,748        6,090
Interest                                      7,158        5,880
General and administrative                    1,684        1,646
Property                                        515          441
                                         ----------   ----------
                                             16,105       14,057
                                         ----------   ----------
Income from operations                       12,250        9,929
Gain on sale of property                        662           --
                                         ----------   ----------
Net income                                   12,912        9,929
Preferred stock dividend                     (2,428)          --
                                         ----------   ----------
Net income available to common
  stockholders                           $   10,484   $    9,929
                                         ==========   ==========

Basic and diluted net income
  available to common stockholders
  per common share                       $     0.39   $     0.37
                                         ==========   ==========









   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
              =====================================
      For the three months ended March 31, 2000 and 1999
                     (dollars in thousands)
                           (Unaudited)

                                            2000          1999
                                         =========     =========
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                               $  12,912     $   9,929
Adjustments to net income:
  Depreciation and amortization              6,748         6,090
  Gain on sales of properties                 (662)           --
  Change in assets and liabilities:
    Accounts receivable and
      other assets                             516         1,342
    Accounts payable, accrued
      expenses and other liabilities         1,754         2,277
                                         ---------     ---------
    Net cash provided by
      operating activities                  21,268        19,638
                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of properties            1,424            --
Acquisition of and additions
  to properties                            (17,949)      (39,685)
Increase in other assets                    (3,250)           --
Payment of other liabilities                    --        (1,713)
                                         ---------     ---------
    Net cash used in
      investing activities                 (19,775)      (41,398)
                                         ---------     ---------

















(table continued on next page)
                                                           Page 6

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
        For the three months ended March 31, 2000 and 1999
                     (dollars in thousands)
                           (Unaudited)


                                            2000          1999
                                         =========     =========

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from line of credit              31,800        47,000
Payments under line of credit              (14,100)      (27,900)
Distributions to common
  stockholders                             (14,484)      (13,679)
Distributions to preferred
  stockholders                              (2,428)           --
Purchase of common stock                      (675)           --
Purchase of preferred stock                   (276)           --
Proceeds from notes issued,
  net of costs of $500                          --        19,500
                                         ---------     ---------
Net cash provided by (used in)
      financing activities                    (163)       24,921
                                         ---------     ---------
Net increase in cash and
  cash equivalents                           1,330         3,161
Cash and cash equivalents,
  beginning of period                          773         2,533
                                         ---------     ---------
Cash and cash equivalents,
  end of period                          $   2,103     $   5,694
                                         =========     =========

For supplemental disclosures, see note 8.










   The accompanying notes to consolidated financial statements are an integral part of these statements.

              REALTY INCOME CORPORATION AND SUBSIDIARIES
              Notes To Consolidated Financial Statements
              ==========================================
                           March 31, 2000
                             (Unaudited)
1.  Management Statement

The consolidated financial statements of Realty Income Corporation ("Realty Income", the "Company", "we", "our" or "us") were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 1999, which are included in our 1999 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.  Property Acquisitions

During the first three months of 2000, we invested $8.7 million in two new retail properties and properties under development with an initial aggregate contractual lease rate of 10.7% and an average initial lease term of 15 years.

During the first three months of 1999, we invested $40.8 million in 34 new retail properties and properties under development with an initial aggregate contractual lease rate of 10.3% and an average initial lease term of 14.6 years.

3.  Investment in subsidiary

In January 2000, we formed Crest Net Lease, Inc., of which we own 95% of the common stock, all of which is non-voting, and certain members of management own 5% of the common stock, all of which is voting stock. Crest Net Lease was created to actively buy and sell certain select properties, primarily to buyers using tax-deferred exchanges, under Section 1031 of the IRS Code.

During the first quarter of 2000, we invested $2.9 million in Crest Net Lease common stock, which is included in other assets. In
February 2000, we entered into a $25 million, revolving credit
facility with Crest Net Lease.  As of   March 31, 2000, our
outstanding loans to Crest Net Lease were $250,000.

4.  Distributions Paid and Payable

A. Realty Income pays distributions monthly to our common stockholders. The following is a summary of the monthly cash distributions per common share for the three months ended March 31, 2000 and 1999. As of March 31, 2000, a distribution of $0.18125 per common share was declared (and was paid on April 17, 2000).

             Month                    2000             1999
             --------               --------         --------
             January                $ 0.1800         $ 0.1700
             February                 0.1800           0.1700
             March                    0.1800           0.1700
             --------               --------         --------
             Total                  $ 0.5400         $ 0.5100
             ========               ========         ========

B. During the first quarter of 2000, we paid one quarterly distribution of $0.5859 per share to our 9 3/8% Class B preferred stockholders.

C. During the first quarter of 2000, we paid three monthly distributions of $0.1979 per share, totaling $0.5937, to our 9 1/2% Class C preferred stockholders.

5.  Gain on Sales of Properties

For the three months ended March 31, 2000, we sold one restaurant location for $1.4 million and recognized a gain of $662,000. For the three months ended March 31, 1999, no properties were sold.

6.  Net Income per Common Share

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

The following table is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation, for the three months ended March 31, 2000 and 1999.

For the three months ended March 31,       2000           1999
                                        ----------     ----------
Weighted average shares used for
  the basic net income per share
  computation                           26,815,391     26,822,382
Incremental shares from the assumed
   exercise of stock options                 1,537          3,030
                                        ----------     ----------
Adjusted weighted average shares
  used for diluted net income
  per share computation                 26,816,928     26,825,412
                                       ===========     ==========

For the three months ended March 31, 2000 and 1999, stock options of 275,805 and 161,397, respectively, were anti-dilutive and have been excluded from the incremental shares from the assumed conversion of stock options.

7.  Purchases of Realty Income Securities

In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common and preferred shares and senior debt securities during the next 12 months. During the first three months of 2000, we purchased 32,300 shares of our common stock at an average price of $20.90 and 14,300 shares of our Class B preferred stock at an average price of $19.27, for a total investment of $951,000.

8.  Supplemental Disclosure of Cash Flow Information

Interest paid during the first three months of 2000 and 1999 was $5.0 million and $2.9 million, respectively.

In the first three months of 2000 and 1999, interest of $357,000 and $294,000, respectively, was capitalized on properties under development.

The following non-cash investing activities are included in the accompanying consolidated financial statements:

In the first three months of 1999, the investment in properties resulted in an increase in buildings and other liabilities of $1.3 million.

9. Segment Information

We evaluate performance and make resource allocation decisions on a property by property basis. For financial reporting purposes, we have grouped our tenants into nine reportable segments based upon the business the tenants are in. All of the properties have been acquired separately and are incorporated into one of the applicable segments. Revenue is the only component of segment profit and loss we measure. Since our revenue is primarily from net leases, expenditures for additions to long-lived assets were to acquire additional properties.

The following tables set forth certain information regarding the properties owned by us as of March 31, 2000 classified according to the business of the respective tenants (dollars in thousands):

                                              Revenue
                                      ----------------------
For the quarter ended March 31,          2000         1999
                                       --------     --------
Segment rental revenue:
  Automotive parts                     $  2,439     $  2,074
  Automotive service                      1,675        1,630
  Child care                              6,929        6,174
  Consumer electronics                    1,426        1,414
  Convenience stores                      2,459        1,367
  Home furnishings                        1,533        1,702
  Home improvement                          987          841
  Restaurants                             3,535        3,428
  Video rental                            1,130        1,072
  Other non-reportable segments           6,217        4,246
Reconciling items                            25           38
                                       --------     --------
Total revenue                          $ 28,355     $ 23,986
                                       ========     ========


















                                                           Page 11

9. Segment Information (continued)

                                              Assets
                                       ---------------------
                                       March 31,   December 31,
                                         2000         1999
                                       --------     --------
Segment net real estate:
  Automotive parts                     $ 77,943     $ 77,075
  Automotive service                     50,127       50,499
  Child care                            155,066      156,617
  Consumer electronics                   48,256       48,593
  Convenience stores                     83,136       83,228
  Home furnishings                       63,966       64,408
  Home improvement                       39,250       39,507
  Restaurants                            85,661       86,903
  Video rental                           40,485       40,712
  Other non-reportable segments         224,714      219,551
                                        -------      -------
  Total segment net real estate         868,604      867,093
Reconciling items                        43,117       38,311
                                       --------     --------
Total assets                           $911,721     $905,404
                                       ========     ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this quarterly report, the words estimated, anticipated and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

    -  Our anticipated growth strategies;
    -  Our intention to acquire additional properties;
    - Anticipated trends in our business, including trends in the market for long-term net leases of freestanding, single-tenant retail properties; and
    -  Future expenditures for development projects.

Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. In particular, some of the factors that could cause actual results to differ materially are:

    -  Our continued qualification as a real estate investment trust;
    -  General business and economic conditions;
    -  Competition;
    -  Interest rates;
    -  Accessibility of debt and equity capital markets;
    - Other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters; and
    -  Illiquidity of real estate investments.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date that this quarterly report was filed with the Securities and Exchange Commission. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, the forward-looking events discussed in this quarterly report might not occur.

GENERAL
-------

Realty Income Corporation, a Maryland corporation ("Realty Income", the "Company", "us", "our" or "we") is organized to operate as an equity real estate investment trust, or REIT. We are a fully integrated, self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. As of March 31, 2000, we owned a diversified portfolio of 1,077 retail properties located in 45 states with over 8.6 million square feet of leasable space leased to 72 separate retail chains doing business in 23 separate retail industries. Of the 1,077 properties in the portfolio, 1,070 are single-tenant retail properties with the remainder being multi-tenant properties. As of March 31, 2000, 1,052, or 98.3%, of the 1,070 single-tenant properties were leased with an average remaining lease term (excluding extension options) of approximately
8.5 years.

Our primary business objective is to generate dependable monthly distributions from a consistent and predictable level of funds from operations (or FFO) per share. Additionally, we generally will seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties.

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


RECENT DEVELOPMENTS
-------------------

ACQUISITION OF TWO PROPERTIES DURING THE FIRST QUARTER OF 2000.
During the first three months of 2000, we acquired two additional properties (the "New Properties"). During the first three months of 2000, we invested $8.7 million in the New Properties and properties under development (including accrued development costs of $800,000 at March 31, 2000 and excluding estimated unfunded development costs on properties under construction at March 31, 2000 of $10.7 million). We also paid $11,000 for lease commissions and $60,000 for building improvements on existing properties in our portfolio. The weighted average annual unleveraged return on the $8.7 million invested in the first three months of 2000 is estimated to be 10.7%, computed as estimated contractual net operating income (which in the case of a net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs of each property. Since it is possible that a tenant could default on the payment of contractual rent, no assurance can be given that the actual return on the funds invested will not differ from the foregoing percentage.

The New Properties will contain approximately 14,600 leasable square feet and are 100% leased under net leases, with an average initial lease term of 15.0 years. The New Properties are pre-leased and under construction, pursuant to contracts under which the tenants have agreed to develop the properties (with development costs funded by Realty Income) and to begin paying rent when the premises open for business.

INCREASE IN MONTHLY DISTRIBUTIONS TO COMMON STOCKHOLDERS. Monthly distributions were increased in January 2000 by $0.0025 to $0.18 per share and in April 2000 by $0.00125 to $0.18125 per share. We are committed to our policy of paying distributions monthly to our common stockholders. During the first three months of 2000, we paid three distributions of $0.18 per share, totaling $0.54 per common share. During the first three months of 1999, the Company paid three distributions of $0.17 per share, totaling $0.51 per common share. In March and April 2000, we declared distributions of $0.18125 per share, which were paid on April 17, 2000 and payable on May 15, 2000, respectively. The monthly distribution of $0.18125 per share represents a current annualized distribution of $2.175 per share, and an annualized distribution yield of approximately 10.1% based on the last reported sale price of the Company's common stock on the NYSE of $21.5625 on May 4, 2000. Although we expect to continue our policy of paying monthly distributions, there can be no assurance that the current level of distributions per share will be maintained by the Company, that we will continue our pattern of increasing distributions per share, or as to the actual distribution yield for any future period.

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

During the first quarter of 2000, we invested $2.85 million in Crest Net Lease common stock. In February 2000, we entered into a $25 million, revolving credit facility with Crest Net Lease. As of May 10, 2000, our outstanding loans to Crest Net Lease were
$1,250,000.

$25 MILLION UNSECURED REVOLVING CREDIT FACILITY. In February 2000, we entered into a $25 million, three-year, revolving credit facility with the Bank of Montreal, which expires in February 2003. This credit facility can be used for the acquisition of property and for making capital contributions to subsidiaries for the purpose of acquiring properties.

STOCK AND SENIOR DEBT REPURCHASE PROGRAM. In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common and preferred shares and senior debt securities during the next 12 months. The purchases will be funded using available working capital that consists primarily of cash flow from operations. Through April 30, 2000, we purchased 113,900 shares of our common stock at an average price of $20.38 and 14,300 shares of our Class B preferred stock at an average price of $19.27, for a total investment of $2.6 million.


OTHER INFORMATION
-----------------

Realty Income's common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "O", our central index key ("CIK") number is 726728 and cusip number is 756109-104.

Realty Income's 8.25% Monthly Income Senior Notes, due 2008, are listed on the NYSE under the symbol "OUI". The cusip number of these Monthly Income Senior Notes is 756109-203.

Realty Income's 9 3/8% Class B cumulative redeemable preferred stock are listed on the New York Stock Exchange ("NYSE") under the symbol "OprB". The cusip number of the Class B Preferred is 756109-302.

Realty Income's 9 1/2% Class C cumulative redeemable preferred stock is listed on the NYSE under the symbol "OprC". The cusip number of the Class C Preferred is 756109-500.

Realty Income has 45 employees as of May 10, 2000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and Cash Equivalents

Realty Income is organized for the purpose of operating as an equity REIT which acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as a working capital reserve. At March 31, 2000, Realty Income had cash and cash equivalents totaling $2.1 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facilities.

Capital Funding

We have a $200 million, three-year revolving, unsecured acquisition credit facility that expires in December 2002 and a $25 million, three-year revolving, unsecured credit facility that expires in February 2003. The credit facilities currently bear interest at 1.225% over the London Interbank Offered Rate, or LIBOR, and offers us other interest rate options. As of April 30, 2000, borrowing capacity of $65.4 million was available to us under the $200 million credit facility and $21.9 million was available under the $25 million credit facility. At that time, the outstanding balances on the $200 million credit facility was $134.6 million with an effective interest rate of 7.38% and the outstanding balances on the $25 million credit facility was $3.1 million with an effective interest rate of 7.35%. These credit facilities have been and are expected to be used to acquire additional retail properties leased to national and regional retail chains under long-term lease agreements. Any additional borrowings will increase our exposure to interest rate risk.

We expect to meet our long-term capital needs for the acquisition of properties through the issuance of public or private debt or equity. In June 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $400 million in value of common stock, preferred stock and debt securities. Through April 30, 2000, $34.5 million in value of common stock, preferred stock and debt securities has been issued under the universal shelf registration statement.

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and investment grade long-term unsecured debt. We believe that the Company is best served by having the majority of our future issuances of securities be in the form of common stock. We will issue common stock when we believe that the share price of our common stock is at a level that allows for the proceeds of any offering to be invested on an accretive basis into additional properties or to pay down any short-term borrowings on our credit facilities. We do not presently view our price per share as
attractive for additional issuances of common stock.   We do not
anticipate issuing additional shares of common stock until we determine the common stock price has risen to acceptable levels. In addition, we seek to maintain a conservative debt level on our balance sheet, which should result in conservative interest and fixed charge coverage ratios. We do not anticipate issuing significant amounts of additional debt until additional equity can also be issued to offset the increase in debt. If the share price levels do not increase and we do not issue additional equity or debt, we will reduce our level of property acquisitions. In these circumstances, we intend to achieve our growth objectives by investing cash flow in excess of distributions in additional retail properties and purchases of our outstanding securities, and by strategically selling properties that have appreciated in value and investing the proceeds in new properties that will generate rental revenue in excess of those generated by the properties that were sold.
                                                           Page 18

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

Distributions

We pay monthly distributions to our common stockholders. We paid cash distributions to our common stockholders of $14.5 million and $13.7 million during the first three months of 2000 and 1999, respectively. During the first quarter of 2000, we paid cash distribution of $1.6 million to our Class B Preferred stockholders and $819,000 to our Class C Preferred stockholders. We pay distributions quarterly on our Class B Preferred and monthly on our Class C Preferred.


FUNDS FROM OPERATIONS ("FFO")
-----------------------------

For the first quarter of 2000, FFO increased by $539,000 or 3.4% to $16.5 million versus $16.0 million during the first quarter of 1999.

The following is a reconciliation of net income available to common stockholders to FFO, and information regarding distributions paid and diluted weighted average number of common shares outstanding for the first quarter of 2000 and 1999 (dollars in thousands):

















                                                           Page 19

                                          2000           1999
                                        --------       --------
Net income available to
  common stockholders                 $   10,484     $    9,929
Plus depreciation and amortization         6,748          6,090
Less:
  Depreciation of furniture,
    fixtures and equipment                   (33)           (21)
  Gain on sale of property                  (662)            --
                                        --------       --------
Total funds from operations           $   16,537     $   15,998
                                        ========       ========
Distributions paid to
  common stockholders                 $   14,484     $   13,679
FFO in excess of distributions
  to common stockholders              $    2,053     $    2,319
Diluted weighted average number
  of common shares outstanding        26,816,928     26,825,412

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

We define FFO as net income available to common stockholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of property and (ii) extraordinary and "unusual items".

FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of Realty Income's performance or to cash flows from operating, investing, and financing activities as a measure of liquidity or ability to make cash distributions or to pay debt service.











                                                           Page 20

RESULTS OF OPERATIONS
---------------------

The following is a comparison of our results of operations for the three months ended March 31, 2000 to the three months ended March 31, 1999.

Rental revenue was $28.3 million for the first quarter of 2000 versus $23.9 million for the comparable quarter of 1999, an increase of $4.4 million or 18.4%. The increase in rental revenue was primarily due to the acquisition of 110 properties during 1999. These properties generated revenue of $3.75 million in 2000 compared to $150,000 in 1999, an increase of $3.6 million.

Of the 1,077 properties in the portfolio as of March 31, 2000, 1,070 are single-tenant properties with the remaining properties being multi-tenant properties. Of the 1,070 single-tenant properties, 1,052, or 98.3%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.5 years. Of our 1,052 leased single-tenant properties, 1,044 or 99.2% were under leases that provide for increases in rents through:

    - Base rent increases tied to a consumer price index with adjustment ceilings;
    - Overage rent based on a percentage of the tenants' gross sales; or
    - Fixed increases.

Some leases contain more than one of these clauses. Percentage rent, which is included in rental revenue, was $306,000 during the first quarter of 2000 and $214,000 in the comparable quarter of 1999. Same store rents generated on the 923 leased properties owned during all of both the first quarters of 2000 and 1999 increased by $328,000 or 1.4%, to $23.34 million from $23.02 million.

Approximately 52% of our annualized rental revenue is attributable to properties that were acquired over the last four and one-quarter years. A majority of the leases on these acquisitions provide for rent increases after the fifth year of the lease. We anticipate rental increases on some of these acquisitions to start in the second half of the year 2000.

At March 31, 2000, 1,059 or 98.3% of the 1,077 properties in the portfolio were under lease agreements with third party tenants. At March 31, 2000, we had 18 properties that were not under lease, as compared to 17 at December 31, 1999 and six at March 31, 1999. Of the 18 properties not leased at March 31, 2000, we sold one location in April 2000 and we have issued letters of intent to sell five locations and lease four other vacant locations. We anticipate these nine locations to be leased or sold during the second or third quarter of 2000, although we cannot assure you that all of these properties can be sold or leased within this period.
                                                           Page 21

Depreciation and amortization was $6.7 million in the first quarter of 2000 versus $6.1 million in the first quarter of 1999. The increase in 2000 was primarily due to depreciation of the 110 properties acquired during 1999.

Interest expense in the first quarter of 2000 increased by $1.3 million to $7.2 million, as compared to $5.9 million in the first quarter of 1999. The following is a summary of the five components of interest expense for the first quarter of 2000 and 1999 (dollars in thousands):

                                      2000        1999      Net Change
                                    -------     -------     ----------
Interest on outstanding
  loans and notes                  $  6,939    $  5,715      $  1,224
Amortization of settlements
  on treasury lock agreements           189         189             -
Credit facility commitment fees         123          65            58
Amortization of credit facility
  origination costs and deferred
  bond financing costs                  264         205            59
Interest capitalized                   (357)       (294)          (63)
                                   --------    --------      --------
Interest expense                   $  7,158   $   5,880      $  1,278
                                   ========    ========      ========

Credit facilities and notes outstanding (dollars in thousands)
------------------------------------------------------------
Three months ended March 31,          2000        1999      Net Change
                                    -------     -------     ----------
Average outstanding balances       $354,163    $306,549      $ 47,614
Average interest rates                 7.76%       7.56%

Interest on outstanding loans and notes was $1.2 million higher in the first quarter of 2000 than in 1999 primarily due to an increase of $47.6 million in the average outstanding balances and a higher average interest rate. During the first four months of 2000 LIBOR has increased, which has increased the interest rates on our credit facilities and our cost of short-term borrowings. It is possible that economic conditions may lead to further increases in LIBOR.

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal and title search fees. At March 31, 2000, 18 properties were available for lease as compared to 17 at December 31, 1999 and six at March 31, 1999.
                                                           Page 22

Property expenses were $515,000 in the first quarter of 2000 and $441,000 in 1999. The $74,000 increase in property expenses is primarily attributable to costs associated with vacant properties. We anticipate property expenses to increase as we acquire additional properties.

During the three months ended March 31, 2000, we sold one restaurant location for $1.4 million and realized a gain of $662,000. We sold no properties during the first quarter of 1999.

In the first quarter of 2000, we paid preferred stock dividends of $2.4 million. No preferred stock was outstanding during the first quarter of 1999.

In the first quarter of 2000 and 1999, our net income available to common stockholders increased $555,000 or 5.6% to $10.5 million versus $9.9 million in 1999. Rental revenue represented $4.4 million of the increase and gain on sale of property represented $662,000. The increase in rental revenue was due to an increase in rental revenue from properties acquired in 1999 of $3.6 million. These increases were substantially offset by an increase of $4.4 million in the following expenses:

  -  Depreciation and amortization of $658,000; and
  -  Interest expense of $1.3 million; and
  -  Preferred stock dividends of $2.4 million.


PROPERTIES
----------

As of March 31, 2000, we owned a diversified portfolio of 1,077 properties located in 45 states with over 8.6 million square feet of leasable space. At March 31, 2000, 1,052 or 98.3% of the 1,077 properties were under net lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance plus, typically, future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenant's gross sales above a specified level.

Our net-leased retail properties are primarily leased to regional and national retail chain store operators. The average leasable retail space of the 1,077 properties is approximately 8,000 square feet on approximately 56,400 square feet of land. Generally, buildings are single-story properties with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to a sufficient population base to constitute a suitable market or trade area for the retailer's business.

The following table sets forth certain information regarding our 1,077 properties classified according to the business of the respective tenants (dollars in thousands):

                                  Annualized        Percentage of Total
                                  Rent as of          Rental Revenue
                       Number   April 1, 2000(1)       for the Year
                         of    -------------------  -------------------
                        Prop-  Rental   Percentage
Industry               erties  Revenue   of Total   1999   1998   1997
--------------------   ------  -------- ---------- ------ ------ ------
Apparel Stores              4  $  2,799     2.4%     3.8%   4.1%   0.7%
Automotive Parts          144    10,107     8.6      8.6    7.8    9.1
Automotive Service        104     6,645     5.7      6.6    7.5    6.4
Book Stores                 1       450     0.4      0.5    0.6    0.5
Business Services           1       124     0.1      0.1      *     --
Child Care                336    28,323    24.2     25.3   29.2   35.9
Consumer Electronics       37     5,717     4.9      4.4    5.4    6.5
Convenience Stores        104     9,815     8.4      7.2    6.1    5.5
Craft and Novelty           2       425     0.4      0.4      *     --
Drug Stores                 1       235     0.2      0.2    0.1     --
Entertainment               6     2,293     2.0      1.2     --     --
General Merchandise        11       687     0.6      0.6      *     --
Grocery Stores              2       719     0.6      0.5      *     --
Health and Fitness          7     3,966     3.4      0.6    0.1     --
Home Furnishings           34     6,085     5.2      6.5    7.8    5.6
Home Improvement           34     4,274     3.6      3.6      *     --
Office Supplies             8     2,476     2.1      2.6    3.0    1.7
Pet Supplies and
   Services                 8     1,673     1.4      1.1    0.6    0.2
Private Education           6     1,695     1.4      1.2    0.9     --
Restaurants               176    14,349    12.2     13.3   16.2   19.8
Shoe Stores                 4       890     0.8      1.1    0.8    0.2
Theaters                    2     2,406     2.1      0.6     --     --
Video Rental               35     4,510     3.8      4.3    3.8    0.6
Other                      10     6,501     5.5      5.7    6.0    7.3
--------------------   ------  --------   ------   ------ ------ ------
Totals                  1,077  $117,164   100.0%   100.0% 100.0% 100.0%
====================   ======  ========   ======   ====== ====== ======

* Less than 0.1%
[FN]
(1) Annualized rental revenue is calculated by multiplying the monthly contractual base rent as of April 1, 2000 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level.) For properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

Of the 1,077 properties in the portfolio at April 1, 2000, 1,070 were single-tenant properties with the remaining properties being multi-tenant properties. As of April 1, 2000, 1,052 of the 1,070 single-tenant properties, or 98.3%, were leased with an average remaining lease term (excluding extension options) of approximately 8.5 years.

During the first quarter of 2,000, nine of our leases expired. Of these leases, eight remain occupied by the same tenant and one location is being marketed for lease or sale.

The following table sets forth certain information regarding the timing of the lease term expirations (excluding extension options) on our 1,052 net leased, single-tenant retail properties as of March 31, 2000 (dollars in thousands).

               Number of                                 Percent of
                Leases              Annualized)          Annualized
 Year         Expiring (2)         Rent (1) (2)             Rent
------        ------------       --------------          ----------
 2000              39               $  2,059                 1.8%
 2001              48                  3,965                 3.5
 2002              82                  6,553                 5.8
 2003              71                  5,891                 5.2
 2004             118                  9,894                 8.8
 2005              82                  6,126                 5.5
 2006              28                  2,535                 2.3
 2007              95                  6,564                 5.9
 2008              66                  5,685                 5.1
 2009              29                  3,273                 2.9
 2010              42                  3,380                 3.0
 2011              35                  5,324                 4.8
 2012              50                  5,761                 5.1
 2013              92                 14,977                13.3
 2014              42                  7,078                 6.3
 2015              35                  3,890                 3.5
 2016              13                  2,015                 1.8
 2017              11                  4,130                 3.7
 2018              16                  1,614                 1.4
 2019              52                  9,324                 8.3
 2024               2                    605                 0.5
 2033               2                  1,118                 1.0
 2034               2                    570                 0.5
------         -------             ----------             -------
Totals          1,052               $112,331               100.0%
======         =======             ==========             =======

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of April 1, 2000 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

(2) This table does not include seven multi-tenant properties and 18 vacant, unleased single-tenant properties owned by the Company. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

The following table sets forth certain state-by-state information regarding Realty Income's property portfolio as of April 1, 2000
(dollars in thousands).

                                   Approximate              Percent of
              Number of   Percent   Leasable    Annualized  Annualized
State         Properties  Leased   Square Feet   Rent (1)      Rent
------------  ----------  -------  -----------  ----------  ----------
Alabama              9      100%       63,300    $   624       0.5%
Arizona             31      100       211,800      3,106       2.7
Arkansas             5      100        36,700        614       0.5
California          61       95     1,032,200     13,811      11.8
Colorado            46       96       295,100      4,124       3.5
Connecticut         10      100       223,800      2,979       2.5
Delaware             1      100         5,400         72       0.1
Florida             86       99       944,100     12,535      10.7
Georgia             59       97       330,900      5,520       4.7
Idaho               11      100        52,000        762       0.7
Illinois            35      100       258,300      3,644       3.1
Indiana             29      100       170,400      2,278       2.0
Iowa                10      100        67,900        694       0.6
Kansas              23      100       240,400      2,622       2.2
Kentucky            13      100        43,500      1,107       1.0
Louisiana            5      100        39,600        500       0.4
Maryland             8      100        48,300        731       0.6
Massachusetts        8      100        57,500      1,072       0.9
Michigan            10      100        68,100        974       0.8
Minnesota           25       96       261,500      2,510       2.1
Mississippi         16      100       152,100      1,285       1.1
Missouri            33      100       203,800      2,603       2.2
Montana              2      100        30,000        288       0.3
Nebraska            10      100        98,700      1,258       1.1
Nevada               7      100        86,400      1,322       1.1
New Hampshire        1      100         6,400        130       0.1
New Jersey           4       75        45,400        589       0.5
New Mexico           5      100        46,000        336       0.3
New York            20       95       253,300      4,723       4.0
North Carolina      33       91       174,200      2,939       2.5


(table continued next page)
                                                           Page 26

(table continued)
                                                Annualized
                                   Approximate   Rent (1)   Percent of
              Number of   Percent   Leasable    (in thou-   Annualized
State         Properties  Leased   Square Feet    sands)       Rent
------------  ----------  -------  -----------  ----------  ----------
North Dakota         1      100        22,000         65       0.1
Ohio                67      100       341,200      5,413       4.6
Oklahoma            17      100       102,200      1,299       1.1
Oregon              17      100        92,400      1,232       1.1
Pennsylvania        23      100       168,600      2,310       2.0
South Carolina      48       98       147,000      3,983       3.4
South Dakota         2      100        12,600        170       0.2
Tennessee           25       96       221,300      2,652       2.3
Texas              155       99     1,288,700     13,994      11.9
Utah                 8      100        51,700        703       0.6
Virginia            30       93       142,000      2,891       2.5
Washington          43      100       252,600      3,326       2.8
West Virginia        2      100        16,800        156       0.1
Wisconsin           19      100       231,900      2,952       2.5
Wyoming              4      100        20,100        266       0.2
--------------  --------  -------  -----------  ----------  ---------
Totals/Average   1,077       98%    8,658,200   $117,164     100.0%
==============  ========  =======  ===========  ==========  =========

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of April 1, 2000 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table sets forth certain information regarding the properties owned by Realty Income as of April 1, 2000, classified according to the retail business types and the level of services they provide (dollars in thousands).

                                                          Percent of
                                Number of    Annualized   Annualized
Industry                        Properties    Rent (1)       Rent
--------                        ----------   ----------   ----------
Tenants providing services
--------------------------
Automotive Service                  104      $   6,645         5.7%
Child Care                          336         28,323        24.2
Entertainment                         6          2,293         2.0
Health and Fitness                    7          3,966         3.4
Private Education                     6          1,695         1.4
Theaters                              2          2,406         2.0
Other                                10          6,502         5.5
                               ----------    ----------   ----------
                                    471         51,830        44.2
                               ----------    ----------   ----------
Tenants selling goods and services
----------------------------------
Automotive Parts                     62          5,404         4.6
Business Services                     1            124         0.1
Convenience Stores                  104          9,815         8.4
Home Improvement                     20          2,619         2.2
Pet Supplies and Services             6          1,205         1.0
Restaurants                         176         14,349        12.3
Video Rental                         35          4,510         3.9
                               ----------    ----------   ----------
                                    404         38,026        32.5
                               ----------    ----------   ----------
Tenants selling goods
---------------------
Apparel Stores                        4          2,799         2.4
Automotive Parts                     82          4,703         4.0
Book Stores                           1            450         0.4
Consumer Electronics                 37          5,717         4.9
Craft and Novelty                     2            425         0.4
Drug Stores                           1            235         0.2
General Merchandise                  11            687         0.6
Grocery Stores                        2            719         0.6
Home Furnishings                     34          6,085         5.2
Home Improvement                     14          1,655         1.4
Office Supplies                       8          2,476         2.1
Pet Supplies                          2            467         0.4
Shoe Stores                           4            890         0.7
                               ----------    ----------   ----------
                                    202         27,308        23.3
                               ----------    ----------   ----------
TOTALS                            1,077      $ 117,164       100.0%
                               ==========    ==========   ==========

[FN]
(1) Annualized rent is calculated by multiplying the monthly contractual base rent as of April 1, 2000 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.


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

Approximately 97.7% or 1,052 of the properties in the portfolio are leased to tenants under net leases in which the tenant is responsible for property costs and expenses. These features in the leases reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on the tenants if increases in the tenant's operating expenses exceed increases in revenue.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
====================================================================

We are exposed to interest rate changes primarily as a result of our credit facilities and long-term debt used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives we borrow primarily at fixed rates and may selectively enter into derivative financial instruments such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments at March 31, 2000. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in table in millions).

                   Expected Maturity Data
                   -----------------------
                                     There-               Fair
                   2002     2003     after      Total     Value (2)
                   ----     ----     ------    ------     ---------
Fixed rate
  debt              --       --      $230.0(1)  $230.0     $205.2
Average
  interest rate     --       --        7.99%      7.99%
Variable
  rate debt      $133.8     $3.1         --      $136.9     $136.9
Average
  interest rate    7.34%    7.35         --        7.34%

[FN]
(1) $110 million matures in 2007, $100 million matures in 2008 and $20 million matures in 2009.

(2) We base the fair value of the fixed rate debt at March 31, 2000 on the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

The table incorporates only those exposures that exist as of March 31, 2000, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.


PART II.  OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits:

Exhibit No.   Description
===========   ===========
   3.1        Articles of Incorporation of the Company (filed as
              Appendix B to the Company's Proxy Statement dated
              March 28, 1997 ("1997 Proxy Statement") and incorporated herein by reference).

   3.2 Articles Supplementary of the Class A Junior Participating Preferred Stock of Realty Income Corporation (filed as exhibit A of exhibit 1 to Realty Income's registration statement on Form 8-A, dated June 26, 1998, and incorporated herein by reference).
                                                           Page 30

Exhibit No.   Description
===========   ===========
   3.3        Bylaws of the Company (filed as Appendix C to the
              Company's 1997 Proxy Statement and incorporated herein by reference).

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

Exhibit No.   Description
===========   ===========
   4.8        Pricing Committee Resolutions and Form of 8% Notes due
              2009 (filed as exhibit 4.2 to Realty Income's Form 8-K, dated January 21, 1999 and incorporated herein by reference).

  10.1 $25 million Demand Promissory Note dated February 1, 2000 between Realty Income Corporation and Crest Net Lease, Inc. filed herein.

  10.2 Master Management Agreement dated January 1, 2000 between Realty Income Corporation and Crest Net Lease, Inc. filed herein.

  10.3 First Amendment dated March 24, 2000 to the $25 million Revolving Credit Agreement dated February 1, 2000 (filed herein).

   27         Financial Data Schedule, filed herein

    B. No reports on Form 8-K were filed by registrant during the quarter for which this report is filed.

SIGNATURE
==========

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            REALTY INCOME CORPORATION


(Signature and Title)       /s/ GARY M. MALINO
Date: May 12, 2000          -------------------------------------
                            Gary M. Malino, Senior Vice President
                            Chief Financial Officer (Principal
                            Financial and Accounting Officer)





EXHIBIT INDEX
=============

Exhibit No.   Description
-----------   ------------

  10.1 $25 million Demand Promissory Note dated February 1, 2000 between Realty Income Corporation and Crest Net Lease, Inc. filed herein.

  10.2 Master Management Agreement dated January 1, 2000 between Realty Income Corporation and Crest Net Lease, Inc. filed herein.

  10.3 First Amendment dated March 24, 2000 to the $25 million Revolving Credit Agreement dated February 1, 2000 (filed herein).

    27        Financial Data Schedule