Form 10-Q
period 2000-06-30
REALTY INCOME CORP
filed 2000-08-11
CIK 726728

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                            FORM 10-Q
                            =========

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2000, or
                                       =================

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

                       YES [X]     NO [ ]

There were 26,656,819 shares of common stock outstanding as of August 11, 2000.


                    REALTY INCOME CORPORATION

                            Form 10-Q
                          June 30, 2000

                        Table of Contents
                        -----------------

PART I.  FINANCIAL INFORMATION                               Page
==============================                               ----
Item 1:  Financial Statements

         Consolidated Balance Sheets........................   3
         Consolidated Statements of Income..................   5
         Consolidated Statements of Cash Flows..............   6
         Notes to Consolidated Financial Statements.........   8

Item 2:  Management's Discussion and Analysis Of
         Financial Condition and Results Of Operations......  13

Item 3:  Quantitative and Qualitative Disclosures About
         Market Risk........................................  33


PART II. OTHER INFORMATION
==========================

Item 4:  Submission of Matters to a Vote of
         Security Holders...................................  34

Item 6:  Exhibits and Reports on Form 8-K...................  35

SIGNATURE...................................................  37

EXHIBIT INDEX...............................................  37













                                                           Page 2


PART I.  FINANCIAL INFORMATION
==============================

ITEM 1.  FINANCIAL STATEMENTS


           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
            As of June 30, 2000 and December 31, 1999
          (dollars in thousands, except per share data)

                                           2000          1999
                                       (Unaudited)
                                       ===========     =========
ASSETS
Real estate, at cost:
  Land                                   $ 340,875     $ 338,489
  Buildings and improvements               690,771       678,763
                                         ---------     ---------
                                         1,031,646     1,017,252
  Less accumulated depreciation
    and amortization                      (191,831)     (179,421)
                                         ---------     ---------
    Net real estate held for investment    839,815       837,831
  Real estate held for sale, net            49,812        29,262
                                         ---------     ---------
    Net real estate                        889,627       867,093
Cash and cash equivalents                    2,449           773
Accounts receivable                          3,048         3,407
Goodwill, net                               18,591        19,053
Other assets                                14,677        15,078
                                         ---------     ---------
    Total assets                         $ 928,392     $ 905,404
                                         =========     =========













Continued on next page

                                                           Page 3

(continued)


           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
            As of June 30, 2000 and December 31, 1999
          (dollars in thousands, except per share data)


                                           2000          1999
                                       (Unaudited)
                                       ===========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                    $   4,865     $   4,828
Accounts payable and accrued expenses        4,845        12,792
Other liabilities                            3,526         3,753
Lines of credit payable                    162,300       119,200
Notes payable                              230,000       230,000
                                         ---------     ---------
    Total liabilities                      405,536       370,573
                                         ---------     ---------

Stockholders' equity
Preferred stock and paid in capital,
  par value $1.00 per share, 20,000,000
  shares authorized, 4,125,700 and
  4,140,000 shares issued and outstanding
  in 2000 and 1999, respectively            99,368        99,679
Common stock and paid in capital,
  par value $1.00 per share, 100,000,000
  shares authorized, 26,656,870 and
  26,822,164 shares issued and outstanding
  in 2000 and 1999, respectively           633,083       636,611
Distributions in excess of net income     (209,595)     (201,459)
                                         ---------     ---------
    Total stockholders' equity             522,856       534,831
                                         ---------     ---------
    Total liabilities and
      stockholders' equity               $ 928,392     $ 905,404
                                         =========     =========





   The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                           Page 4

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Income
                =================================
   For the three and six months ended June 30, 2000 and 1999
        (dollars in thousands, except per share amounts)
                           (Unaudited)

                       Three       Three        Six         Six
                       Months      Months      Months      Months
                       Ended       Ended       Ended       Ended
                      6/30/00     6/30/99     6/30/00     6/30/99
                     ========    ========    ========    ========
REVENUE
Rental               $ 28,349    $ 24,864    $ 56,679    $ 48,812
Interest and other         92          38         117          76
                     --------    --------    --------    --------
                       28,441      24,902      56,796      48,888
                     --------    --------    --------    --------
EXPENSES
Interest                7,471       6,045      14,629      11,925
Depreciation and
  amortization          6,844       6,237      13,592      12,327
General and
  administrative        1,735       1,755       3,419       3,401
Property                  466         437         981         878
                     --------    --------    --------    --------
                       16,516      14,474      32,621      28,531
                     --------    --------    --------    --------
Income from operations 11,925      10,428      24,175      20,357
Gain on sales of
  properties              938          --       1,600          --
                     --------    --------    --------    --------
Net income             12,863      10,428      25,775      20,357
Preferred stock
  dividends            (2,428)       (629)     (4,856)       (629)
                     --------    --------    --------    --------
Net income available
  to common
  stockholders       $ 10,435    $  9,799    $ 20,919    $ 19,728
                     ========    ========    ========    ========

Basic and diluted
  net income per
  common share       $   0.39    $   0.37    $   0.78    $   0.74
                     ========    ========    ========    ========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
         For the six months ended June 30, 2000 and 1999
                     (dollars in thousands)
                           (Unaudited)

                                            2000          1999
                                         =========     =========
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                               $  25,775     $  20,357
Adjustments to net income:
  Depreciation and amortization             13,592        12,327
  Gain on sales of properties               (1,600)           --
  Change in assets and liabilities:
    Accounts receivable and
      other assets                           1,114         1,497
    Accounts payable, accrued
      expenses and other liabilities           304           385
                                         ---------     ---------
    Net cash provided by
      operating activities                  39,185        34,566
                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of properties            3,540            --
Acquisition of and additions
  to properties                            (45,962)      (84,936)
Increase in other assets                      (150)           --
Payment of other liabilities                    --        (1,713)
                                         ---------     ---------
    Net cash used in
      investing activities                 (42,572)      (86,649)
                                         ---------     ---------
















Continued on next page

                                                           Page 6

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements Of Cash Flows
              =====================================
         For the six months ended June 30, 2000 and 1999
                     (dollars in thousands)
                           (Unaudited)

                                            2000          1999
                                         =========     =========
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit             83,700       114,300
Payments under lines of credit             (40,600)     (105,800)
Distributions to common
  stockholders                             (29,018)      (27,560)
Distributions to preferred
  stockholders                              (4,856)         (629)
Proceeds from stock offerings,
  net of offering costs of $2,441 in
  1999 and $35 in 2000                         (35)       66,558
Purchase of common stock                    (3,852)           --
Purchase of preferred stock                   (276)           --
Proceeds from notes issued, net
  costs of $501                                 --        19,499
                                         ---------     ---------
Net cash provided by
      financing activities                   5,063        66,368
                                         ---------     ---------
Net increase in cash and
  cash equivalents                           1,676        14,285
Cash and cash equivalents,
  beginning of period                          773         2,533
                                         ---------     ---------
Cash and cash equivalents,
  end of period                          $   2,449     $  16,818
                                         =========     =========

For supplemental disclosures, see note 8.








   The accompanying notes to consolidated financial statements are an integral part of these statements.

              REALTY INCOME CORPORATION AND SUBSIDIARIES
              Notes To Consolidated Financial Statements
              ==========================================
                             June 30, 2000
                             (Unaudited)

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


2.  Property Acquisitions

During the first six months of 2000, we invested $16.8 million in three new retail properties and properties under development. These three properties are located in two states and will contain approximately 52,700 leasable square feet and are 100% leased, with an average initial lease term of 13.2 years.

During the first six months of 2000, Crest Net Lease, a subsidiary of Realty Income, invested $20.5 million in seven new retail properties. These seven properties are held for sale.

During the first six months of 1999, we invested $88.9 million in 66 new retail properties and properties under development. These 66 properties are located in 23 states and contain approximately 623,100 leasable square feet and are 100% leased, with an average initial lease term of 15.7 years.


3.  Investment in Subsidiary

In January 2000, we formed Crest Net Lease, Inc., of which we own 95% of the common stock, all of which is non-voting, and certain members of management own 5% of the common stock, all of which is voting stock. Crest Net Lease was created to actively buy and sell properties, primarily to buyers using tax-deferred exchanges, under
Section 1031 of the Internal Revenue Code of 1986, as amended.

During the first six months of 2000, we invested $8.6 million in Crest Net Lease common stock. In February 2000, we entered into a $25 million, revolving credit facility with Crest Net Lease. As of June 30, 2000, our outstanding loans to Crest Net Lease were $12.3 million.
                                                           Page 8

The financial statements of Crest Net Lease have been consolidated. All inter company transactions, including the investment and loans referred to above, have been eliminated in the consolidation method of accounting.


4.  Distributions Paid and Payable

A. Realty Income pays distributions monthly to our common stockholders. The following is a summary of the monthly cash distributions per common share for the six months ended June 30, 2000 and 1999. As of June 30, 2000, a distribution of $0.1825 per common share was declared (and was paid on July 17, 2000).

             Month                    2000             1999
             --------               --------         --------
             January               $ 0.18000         $ 0.1700
             February                0.18000           0.1700
             March                   0.18000           0.1700
             April                   0.18125           0.1725
             May                     0.18125           0.1725
             June                    0.18125           0.1725
             --------               --------         --------
             Total                 $ 1.08375         $ 1.0275
             ========               ========         ========

B. In May 1999, we issued 9 3/8% Class B preferred stock. During the first six months of 2000, we paid two quarterly distributions of $0.5859 per share to our 9 3/8% Class B preferred stockholders. During the second quarter of 1999, we paid one quarterly distribution of $0.2279 per share to these stockholders.

C. In July 1999, we issued 9 1/2% Class C preferred stock. During the first six months of 2000, we paid six monthly distributions of $0.1979 per share to our 9 1/2% Class B preferred stockholders.


5.  Gain on Sales of Properties

For the six months ended June 30, 2000, we sold six properties (one automotive parts store, two automotive service locations, one convenience store and two restaurants) for $3.5 million and recognized a gain of $1.6 million. For the six months ended June 30, 1999, no properties were sold.

For the three months ended June 30, 2000, we sold five properties (one automotive parts store, two automotive service locations, one convenience store and one restaurant) for $2.1 million and recognized a gain of $938,000.
                                                           Page 9

6.  Net Income per Share

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation, for the three and six months ended June 30, 2000 and 1999:

                                          Three          Three
                                          Months         Months
                                          Ended          Ended
                                         6/30/00        6/30/99
                                        ----------     ----------
Weighted average shares used for
  the basic net income
  per share computation                 26,703,319     26,822,370
Incremental shares from the assumed
   exercise of stock options                14,673          4,968
                                        ----------     ----------
Adjusted weighted average shares
  used for diluted net income
  per share computation                 26,717,992     26,827,338
                                       ===========     ==========

                                           Six           Six
                                          Months        Months
                                          Ended         Ended
                                         6/30/00       6/30/99
                                        ----------    ----------
Weighted average shares used for
  the basic net income
  per share computation                 26,759,355    26,822,376
Incremental shares from the assumed
   exercise of stock options                 9,488         3,915
                                        ----------    ----------
Adjusted weighted average shares
  used for diluted net income
  per share computation                 26,768,843    26,826,291
                                        ==========    ==========

For the three months ended June 30, 2000 and 1999, stock options of 447,552 and 168,047, respectively, were anti-dilutive and have been excluded from the incremental shares from the assumed conversion of stock options.

For the six months ended June 30, 2000 and 1999, stock options of 447,552 and 186,181, respectively, were anti-dilutive and have been excluded from the incremental shares from the assumed conversion of stock options.


7.  Purchases of Realty Income Securities

In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common and preferred shares and senior debt securities during the next 12 months. During the first six months of 2000, we purchased 181,000 shares of our common stock at an average price of $21.28 and 14,300 shares of our Class B preferred stock at an average price of $19.27, for a total investment of $4.1 million.


8.  Supplemental Disclosure of Cash Flow Information

Interest paid during the first six months of 2000 and 1999 was $13.6 million and $10.4 million, respectively.

In the first six months of 2000 and 1999, interest of $724,000 and $638,000, respectively, was capitalized to properties under development. For the three months ended June 30, 2000 and 1999, interest of $367,000 and $344,000, respectively, was so capitalized.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

In the first six months of 1999, the investment in properties resulted in an increase in buildings and other liabilities of $4.2 million.


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

The following tables set forth certain information regarding the properties owned by us as of June 30, 2000 classified according to the business of the respective tenants (dollars in thousands):

                               Three      Three       Six        Six
                               Months     Months     Months     Months
                               Ended      Ended      Ended      Ended
Revenue for the:              6/30/00    6/30/99    6/30/00    6/30/99
                              -------    -------    -------    -------
Segment rental revenue:
  Automotive parts            $ 2,339    $ 2,131    $ 4,778    $ 4,229
  Automotive service            1,700      1,761      3,375      3,367
  Child care                    6,847      6,228     13,776     12,402
  Consumer electronics          1,407      1,414      2,833      2,827
  Convenience stores            2,466      1,519      4,925      2,886
  Home furnishings              1,611      1,734      3,144      3,436
  Home improvement                807        931      1,794      1,773
  Restaurants                   3,470      3,410      7,005      6,838
  Video rental                  1,128      1,115      2,258      2,187
  Other non-reportable
    segments                    6,574      4,621     12,791      8,867
Reconciling items                  92         38        117         76
                              -------    -------    -------    -------
Total revenue                 $28,441    $24,902    $56,796    $48,888
                              =======    =======    =======    =======

                                              Assets
                                       ---------------------
                                       June 30,   December 31,
As of:                                   2000         1999
                                       --------   ------------
Segment net real estate:
  Automotive parts                     $ 77,213     $ 77,075
  Automotive service                     48,708       50,499
  Child care                            153,470      156,617
  Consumer electronics                   47,915       48,593
  Convenience stores                     82,639       83,228
  Home furnishings                       67,981       64,408
  Home improvement                       38,992       39,507
  Restaurants                            84,846       86,903
  Video rental                           40,181       40,712
  Other non-reportable segments         247,682      219,551
                                        -------      -------
  Total segment net real estate         889,627      867,093
Reconciling items                        38,765       38,311
                                       --------     --------
Total assets                           $928,392     $905,404
                                       ========     ========
                                                           Page 12

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

GENERAL
-------

Realty Income Corporation, a Maryland corporation ("Realty Income", the "Company", "our" or "we") was organized to operate as an equity real estate investment trust ("REIT"). We are a fully integrated, self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. As of June 30, 2000, we owned a diversified portfolio of 1,073 retail properties located in 45 states with over 8.6 million square feet of leasable space. Of the 1,073 properties in the portfolio, 1,066 are single-tenant retail properties with the remainder being multi-tenant properties. As of June 30, 2000, 1,050, or 98.5%, of the 1,066 single-tenant properties were leased with an average remaining lease term (excluding extension options) of approximately 8.4 years. In addition, as of June 30, 2000, our subsidiary Crest Net Lease owned seven retail properties located in five states with approximately 322,000 square feet of leaseable space. These seven properties, which are held for sale, are 100% leased with an average initial lease term of 19.3 years.

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

Since 1970 and through December 31, 1999, we have acquired and leased back to regional and national retail chains 1,054 properties (including 36 properties that have been sold) and have collected in excess of 98% of the original contractual rent obligations on those properties. We believe that within this market we can achieve an attractive risk-adjusted return on the financing that we provide to retailers.


RECENT DEVELOPMENTS
-------------------

ACQUISITION OF PROPERTIES DURING THE FIRST SIX MONTHS OF 2000.
During the first six months of 2000, we acquired three additional properties (the "New Properties"). During the first six months of 2000, we invested $16.8 million in the New Properties, which includes investments of $11.0 million for properties under development. Estimated unfunded development costs on properties under construction at June 30, 2000 totaled $7.5 million. During the first six months of 2000, we paid $94,000 for releasing costs and $44,000 for building improvements on existing properties in our portfolio.

The New Properties will contain approximately 52,700 leasable square feet and are 100% leased under net leases, with an average initial lease term of 13.2 years. The New Properties are pre-leased and under construction, pursuant to contracts under which the tenants have agreed to develop the properties (with development costs funded by Realty Income) and to begin paying rent when the premises open for business.

$25 MILLION UNSECURED REVOLVING CREDIT FACILITY. In February 2000, we entered into a $25 million, three-year, revolving credit facility with the Bank of Montreal, which expires in February 2003. This credit facility has been and is expected to be used for the acquisition of property and for making capital contributions to subsidiaries for the purpose of acquiring properties.

INCREASE IN MONTHLY DISTRIBUTIONS TO COMMON SHAREHOLDERS. Monthly distributions were increased in January 2000 by $0.0025 to $0.18 per share and in April and July 2000 by $0.00125 to $0.18125 and $0.1825 per share, respectively. The increase in July was our 11th consecutive quarterly increase. We continue our policy of paying distributions monthly. During the first six months of 2000, we paid three distributions of $0.18 per share and three distributions of $0.18125 per share, totaling $1.08375 per share. During the first six months of 1999, we paid three distributions of $0.17 per share and three distributions of $0.1725 per share, totaling $1.0275 per share. In June and July 2000, we declared distributions of $0.1825 per share, which were paid on July 17, 2000 and payable on August 15, 2000, respectively. The monthly distribution of $0.1825 per share represents a current annualized distribution of $2.19 per share, and an annualized distribution yield of approximately 9.13% based on the last reported sale price of the Company's Common Stock on the NYSE of $24.00 on August 10, 2000. Although we expect to continue our policy of paying monthly distributions, there can be no assurance that the current level of distributions will be maintained by the Company, that will we continue our pattern of increasing distributions per share, or as to the actual distribution yield for any future period.

STOCK AND SENIOR DEBT REPURCHASE PROGRAM. In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common and preferred shares and senior debt securities during the next 12 months. The purchases will be funded using available working capital that consists primarily of cash flow from operations. Through August 1, 2000, we purchased 181,000 shares of our common stock at an average price of $21.28 and 14,300 shares of our Class B preferred stock at an average price of $19.27, for a total investment of $4.1 million.

FORMATION OF CREST NET LEASE. In January 2000, we formed Crest Net Lease, Inc., of which we own 95% of the common stock, all of which is non-voting, and certain members of management own 5% of the common stock, all of which is voting stock. Crest Net Lease was created to actively buy and sell properties, primarily to buyers using tax-deferred exchanges, under Section 1031 of the Internal Revenue Code of 1986, as amended.

During the first six months of 2000, we invested $8.6 million in Crest Net Lease common stock. In February 2000, we entered into a $25 million, revolving credit facility with Crest Net Lease. As of June 30, 2000, our outstanding loans to Crest Net Lease were

$12.3 million. The financial statements of Crest Net Lease have been consolidated into Realty Income's financial statements. All material inter company transactions, including the investment and loans referred to above, have been eliminated in the consolidation method of accounting.

During the first six months of 2000, Crest Net invested $20.5 million in seven retail properties. These seven properties are located in five states and contain approximately 322,000 leasable square feet and are 100% leased, with an average initial lease term of 19.3 years. These seven properties are held for sale and are anticipated to be sold within the next six months.

The following is a summary of Crest Net Lease's balance sheet as of June 30, 2000 (dollars in thousands):

           Real estate held for sale            $ 20,510
           Other assets                            1,143
                                                --------
               Total assets                     $ 21,653
                                                ========

           Liabilities                          $ 12,768
           Stockholders' equity                    8,885
                                                --------
               Total liabilities and
                  stockholders' equity          $ 21,653
                                                ========

The following is a summary of Crest Net Lease's statement of net losses for the quarter and six months ended June 30, 2000 (dollars in thousands):

                                      Three             Six
                                      months           months
                                      ended            ended
                                     6/30/00          6/30/00
                                     -------          -------
         Rent & other revenue        $    35          $    36
         Expenses                         77              152
                                     -------          -------
         Net loss                    $   (42)         $  (116)
                                     =======          =======

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

Realty Income has 45 employees as of August 10, 2000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and Cash Equivalents

Realty Income is organized for the purpose of operating as an equity REIT which acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At June 30, 2000, we had cash and cash equivalents totaling $2.4 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facilities.

Capital Funding

We have a $200 million, three-year revolving, unsecured acquisition credit facility that expires in December 2002 and a $25 million, three-year revolving, unsecured credit facility that expires in February 2003. The credit facilities currently bear interest at 1.225% over the London Interbank Offered Rate, or LIBOR, and offers us other interest rate options. As of August 11, 2000, borrowing capacity of $64.3 million was available to us under the $200 million credit facility and $600,000 was available under the $25 million credit facility. At that time, the outstanding balances on the $200 million credit facility was $135.7 million with an effective interest rate of 7.87% and the outstanding balances on the $25 million credit facility was $24.4 million with an effective interest rate of 7.90%. These credit facilities have been and are expected to be used to acquire additional retail properties leased to national and regional retail chains under long-term lease agreements. Any additional borrowings will increase our exposure to interest rate risk.

We expect to meet our long-term capital needs for the acquisition of properties through the issuance of public or private debt or equity. In June 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $400 million in value of common stock, preferred stock and debt securities. Through June 30, 2000, $34.5 million in value of common stock, preferred stock and debt securities has been issued under the universal shelf registration statement.

We believe that we are best served by a conservative capital structure, with a majority of our capital consisting of equity. As of August 10, 2000, our total outstanding credit facility borrowings and outstanding notes were $390.1 million or approximately 34.4% of our total capitalization of $1.1 billion (defined as shares of our common stock outstanding multiplied by the last reported sales price of the common stock on the NYSE on August 10, 2000 of $24.00 per share plus the liquidation value of the Class B Preferred Stock, the Class C Preferred Stock, the outstanding borrowings on the credit facilities and outstanding notes at August 10, 2000).

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and investment grade long-term unsecured debt. We believe that the Company is best served by having the majority of our future issuances of securities be in the form of common stock. We will issue common stock when we believe that the share price of our common stock is at a level that allows for the proceeds of any offering to be invested on an accretive basis into additional properties or to pay down any short-term borrowings on our credit facilities. We do not presently view our price per share as attractive for additional issuances of common stock. We do not anticipate issuing additional shares of common stock until we determine the common stock price has risen to acceptable levels. In addition, we seek to maintain a conservative debt level on our balance sheet, which should result in conservative interest and fixed charge coverage ratios. We do not anticipate issuing significant amounts of additional debt until additional equity can also be issued to offset the increase in debt. If the share price levels do not increase and we do not issue additional equity or debt, we will reduce our level of property acquisitions. Under these circumstances, we intend to achieve our growth objectives by investing cash flow in excess of distributions in additional retail properties and purchases of our outstanding securities. In addition, we intend to strategically sell properties that have appreciated in value and invest the proceeds in new properties that will generate rental revenue in excess of those generated by the properties that were sold.

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

Distributions

We pay monthly distributions to our common stockholders. We paid cash distributions to our common stockholders of $29.0 million and $27.6 million during the first six months of 2000 and 1999, respectively. We pay distributions quarterly to our Class B Preferred stockholders. We paid cash distributions to our Class B Preferred stockholders of $3.2 million and $629,000 during the first six months of 2000 and 1999, respectively. We pay distributions monthly to our Class C Preferred stockholders. We paid cash distributions to our Class C Preferred stockholders of $1.6 million during the first six months of 2000. No distributions were paid to our Class C Preferred stockholders during the first six months of 1999.


FUNDS FROM OPERATIONS ("FFO")
-----------------------------

For the second quarter of 2000, FFO increased by $292,000 or 1.8% to $16.3 million versus $16.0 million during the second quarter of 1999. The following is a reconciliation of net income available to common stockholders to FFO, and information regarding distributions paid and diluted weighted average number of common shares outstanding for the second quarter of 2000 and 1999 (dollars in thousands):

                                       Three months ended June 30,
                                      ----------------------------
                                          2000           1999
                                        --------       --------
Net income available to
  common stockholders                 $   10,435     $    9,799
Plus depreciation and amortization         6,844          6,237
Less:
  Depreciation of furniture,
    fixtures and equipment                   (35)           (22)
  Gain on sales of properties               (938)            --
                                        --------       --------
Total funds from operations           $   16,306     $   16,014
                                      ==========     ==========

Distributions paid to
  common stockholders                 $   14,534     $   13,881
FFO in excess of distributions
  to common stockholders              $    1,772     $    2,133
Diluted weighted average number
  of common shares outstanding        26,717,992     26,827,338

For the first six months of 2000, FFO increased by $831,000 or 2.6% to $32.8 million versus $32.0 million during the same period of 1999.
The following is a reconciliation of net income available to common stockholders to FFO, and information regarding distributions paid and diluted weighted average number of common shares outstanding for the first six months of 2000 and 1999 (dollars in thousands):

                                        Six months ended June 30,
                                      ---------------------------
                                          2000           1999
                                        --------       --------
Net income available to
  common stockholders                 $   20,919     $   19,728
Plus depreciation and amortization        13,592         12,327
Less:
  Depreciation of furniture,
    fixtures and equipment                   (68)           (43)
  Gain on sale of property                (1,600)            --
                                        --------       --------
Total funds from operations           $   32,843     $   32,012
                                        ========       ========




                                                           Page 21

                                        Six months ended June 30,
                                      ---------------------------
                                          2000           1999
                                        --------       --------
Distributions paid to
  common stockholders                 $   29,018     $   27,560
FFO in excess of distributions
  to common stockholders              $    3,825     $    4,452
Diluted weighted average number
  of common shares outstanding        26,768,843     26,826,291

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

We define FFO as net income available to common stockholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of property and (ii) extraordinary and "unusual" items.

FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of Realty Income's performance or to cash flows from operating, investing, and financing activities as a measure of liquidity or ability to make cash distributions or to pay debt service.


RESULTS OF OPERATIONS
---------------------

The following is a comparison of our results of operations for the three and six months ended June 30, 2000 to the three and six months ended June 30, 1999.

Rental revenue was $28.3 million for the second quarter of 2000 versus $24.9 million for the comparable quarter of 1999, an increase of 13.7% or $3.4 million. The increase in rental revenue was primarily due to the acquisition of 110 properties during 1999. These properties generated revenue of $4.0 million in the second quarter of 2000 compared to $1.0 million in the second quarter of 1999, an increase of $3.0 million. Included in rental revenue for the second quarter of 2000 is $28,000 from properties owned by Crest Net Lease, that are held for sale.

Rental revenue was $56.7 million for the first six months of 2000 versus $48.8 million for the comparable period of 1999, an increase of 16.2% or $7.9 million. The increase in rental revenue was primarily due to the acquisition of 110 properties during 1999. These properties generated revenue of $7.7 million in the first six months of 2000 compared to $1.2 million in the second quarter of 1999, an increase of $6.5 million. Included in rental revenue for 2000 is $28,000 from properties owned by Crest Net Lease, that are held for sale.

Of the 1,073 properties in the portfolio as of June 30, 2000, 1,066 are single-tenant properties with the remaining properties being multi-tenant properties. Of the 1,066 single-tenant properties, 1,050, or 98.5%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.4 years. Of our 1,050 leased single-tenant properties, 1,042 or 99.2% were under leases that provide for increases in rents through:

    - Base rent increases tied to a consumer price index with adjustment ceilings;
    - Overage rent based on a percentage of the tenants' gross sales; or
    - Fixed increases.

Some leases contain more than one of these clauses. Percentage rent, which is included in rental revenue, was $77,000 and $106,000 during the second quarter of 2000 and 1999, respectively. Percentage rent was $383,000 and $320,000 during the first six months of 2000 and 1999, respectively. Same store rents generated on 918 leased properties owned during all of both the second quarter of 2000 and 1999 increased by 0.9%, to $23.0 million from $22.8 million. Same store rents generated on the same 918 leased properties owned during all of both the first six months of 2000 and 1999 increased by 1.3%, to $46.3 million from $45.7 million.

Approximately 54% of our annualized rental revenue is attributable to properties that were acquired over the last four and a half years. A majority of the leases on these acquisitions provide for rent increases after the fifth year of the lease. We anticipate rental increases on some of these acquisitions to start in the second half of the year 2000.

At June 30, 2000, 1,057 or 98.5% of the 1,073 properties in the portfolio were under lease agreements with third party tenants. At June 30, 2000, we had 16 properties that were not under lease, as compared to 17 at December 31, 1999 and eight at June 30, 1999.

Of the 16 properties not leased at June 30, 2000, we are in escrow to sell two properties and have issued letters of intent to sell two properties and lease four other properties. We anticipate these eight properties to be leased or sold during the third or fourth quarter of 2000; although we cannot assure you that all of these properties can be sold or leased within this period.
                                                           Page 23

Our portfolio of quality retail real estate owned under 10-20 year net leases continues to perform well and provide dependable lease revenue supporting the payment of monthly dividends. As of June 30, 2000, our property portfolio of 1,073 properties was 98.5% leased with only 16 properties available for lease. During the first half of 2000 we successfully resolved a situation involving the vacancy of nine of our properties leased to Econo Lube 'N Tune. This situation had nominal impact on operating results during the first and second quarters of 2000.

During the third and fourth quarter of 2000, Realty Income anticipates that it will have 11 properties come available for re-lease resulting from the nonperformance of one of our other tenants. We anticipate a successful resolution of this situation during the third and fourth quarter of this year. We anticipate a net impact of less than 1/2 of 1% on lease revenue for 2000 once the situation has been resolved.

The following is a summary of the five components of interest expense for the second quarter of 2000 and 1999 (dollars in thousands):

Three months ended June 30,           2000        1999      Net Change
                                    -------     -------     ----------
Interest on outstanding
  loans and notes                  $  7,253    $  5,928      $  1,325
Amortization of settlements
  on treasury lock agreements           189         189             -
Credit facility commitment fees         128          65            63
Amortization of credit facility
  origination costs and deferred
  bond financing costs                  268         207            61
Interest capitalized                   (367)       (344)         ( 23)
                                   --------    --------      --------
Interest expense                   $  7,471    $  6,045      $  1,426
                                   ========    ========      ========

Credit facility and notes outstanding (dollars in thousands)
------------------------------------------------------------

Three months ended June 30,          2000        1999      Net Change
                                    -------     -------     ---------
Average outstanding balances       $372,509    $321,660      $ 50,849
Average interest rates                 7.83%       7.39%

Interest on outstanding loans and notes was $1.4 million higher in the second quarter of 2000 than in 1999 primarily due to an increase of $50.8 million in the average outstanding balances and an increase of 44 basis points in our average interest rate. During the first six months of 2000 LIBOR has increased, which has increased the interest rates on our credit facilities and our cost of short-term borrowings. It is possible that economic conditions may lead to further increases in LIBOR.

The following is a summary of the five components of interest expense for the first six months of 2000 and 1999 (dollars in thousands):

Six months ended June 30,             2000        1999      Net Change
                                    -------     -------     ----------
Interest on outstanding
  loans and notes                  $ 14,192    $ 11,643       $ 2,549
Amortization of settlements
  on treasury lock agreements           378         378             -
Credit facility commitment fees         251         129           122
Amortization of credit facility
  origination costs and deferred
  bond financing costs                  532         413           119
Interest capitalized                   (724)       (638)          (86)
                                   --------    --------      --------
Interest expense                   $ 14,629    $ 11,925      $  2,704
                                   ========    ========      ========

Credit facility and notes outstanding (dollars in thousands)
------------------------------------------------------------

Six months ended June 30,             2000        1999      Net Change
                                    -------     -------     ----------
Average outstanding balances       $365,517    $314,118      $ 49,201
Average interest rates                 7.81%       7.48%

Interest on outstanding loans and notes was $2.7 million higher during the first six months of 2000 than in 1999 due to an increase of $49.2 million in the average outstanding balances and an increase of 33 basis points in our average interest rate.

Depreciation and amortization was $6.8 million in the second quarter of 2000 versus $6.2 million in the second quarter of 1999. Depreciation and amortization was $13.6 million in the first six months of 2000 versus $12.3 million in the first six months of 1999. The increase in 2000 was primarily due to depreciation of the 110 properties acquired during 1999.

General and administrative expenses decreased by $20,000 to $1.74 million in the second quarter of 2000 versus $1.76 million in the second quarter of 1999. General and administrative expenses as a percentage of revenue decreased to 6.1% in the second quarter of 2000 as compared to 7.0% in 1999. Included in general and administrative expenses are $51,000 of expenses attributable to Crest Net Lease.

General and administrative expenses increased by $18,000 to $3.42 million in the first six months of 2000 versus $3.40 million in the first six months of 1999. General and administrative expenses as a percentage of revenue decreased to 6.0% in the first six months of 2000 as compared to 7.0% in 1999.

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At June 30, 2000, 16 properties were available for lease, as compared to 17 at December 31, 1999 and eight at June 30, 1999.

Property expenses were $466,000 in the second quarter of 2000 and $437,000 in 1999. The $29,000 increase in property expenses is primarily attributable to costs associated with properties available for lease. We anticipate property expenses to increase as we acquire additional properties.

Property expenses were $981,000 in the first six months of 2000 and $878,000 in the first six months of 1999. The $103,000 increase in property expenses is attributable to costs associated with properties available for lease.

During the second quarter of 2000, we sold five properties (one automotive parts store, two automotive service locations, one convenience store and one restaurant) for a total of $2.1 million and recognized a gain of $938,000. No properties were sold in the second quarter of 1999.

During the first six months of 2000, we sold six properties (one automotive parts store, two automotive service locations, one convenience store and two restaurants) for a total of $3.5 million and recognized a gain of $1.6 million. No properties were sold in the first six months of 1999.

As part of our active portfolio management program, we sell selected properties on an ongoing basis in order to optimize performance and return and improve the quality of our portfolio. This is accomplished by selling assets when we believe the reinvestment of the sales proceeds will generate higher returns or to enhance the credit quality of our real estate portfolio. As of June 30, 2000, we held for sale real estate with a carrying amount of $49.8 million. Additionally, we anticipate selling properties from our portfolio that have not yet been specifically identified. We anticipate we will receive up to $100 million in proceeds from the sale of properties during the next 12 months. We intend to invest these proceeds into new property acquisitions.

Preferred stock dividends paid were $2.4 million in the second quarter of 2000, as compared to $629,000 in the second quarter of 1999. Preferred stock dividends paid were $4.9 million in the first six months of 2000, as compared to $629,000 in the first six months of 1999. Our outstanding preferred stock was issued during the second and third quarters of 1999.

As a result of the foregoing, in the second quarter of 2000 and 1999, our net income available to common stockholders increased $636,000 or 6.1% to $10.4 million versus $9.8 million in 1999.

As a result of the foregoing, in the first six months of 2000 and 1999, our net income available to common stockholders increased $1.2 million or 6.1% to $20.9 million versus $19.7 million in 1999.


PROPERTIES
----------

As of June 30, 2000, we owned a diversified portfolio of 1,073 properties located in 45 states with over 8.6 million square feet of leasable space. Our portfolio of retail properties is leased to 74 retail chains doing business in 23 retail industries. At June 30, 2000, 1,050 or 97.9% of the 1,073 properties were under net lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance plus, typically, future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenant's gross sales above a specified level.

Our net leased retail properties are primarily leased to regional and national retail chain store operators. The average leasable retail space of the 1,073 properties is approximately 8,100 square feet on approximately 58,700 square feet of land. Generally, buildings are single-story properties with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to a sufficient population base to constitute a suitable market or trade area for the retailer's business.
                                                           Page 27

The following table sets forth certain information regarding our properties classified according to the business of the respective tenants (dollars in thousands):

                                  Annualized        Percentage of Total
                                  Rent as of        Rental Revenue for
                       Number    July 1, 2000(1)(2)       the Year
                         of    -------------------  -------------------
                        Prop-
                       erties  Rental   Percentage
Industry                 (1)   Revenue   of Total   1999   1998   1997
--------------------   ------  -------- ---------- ------ ------ ------
Apparel Stores              4  $  2,799     2.4%     3.8%   4.1%   0.7%
Automotive Parts          143    10,114     8.8      8.6    7.8    9.1
Automotive Service        102     6,781     5.9      6.6    7.5    6.4
Book Stores                 1       450     0.4      0.5    0.6    0.5
Business Services           1       124     0.1      0.1      *     --
Child Care                336    28,124    24.6     25.3   29.2   35.9
Consumer Electronics       37     5,699     5.0      4.4    5.4    6.5
Convenience Stores        103     9,815     8.6      7.2    6.1    5.5
Craft and Novelty           2       425     0.4      0.4      *     --
Drug Stores                 1       235     0.2      0.2    0.1     --
Entertainment               6     2,293     2.0      1.2     --     --
General Merchandise        11       687     0.6      0.6      *     --
Grocery Stores              2       719     0.6      0.5      *     --
Health and Fitness          7     3,950     3.4      0.6    0.1     --
Home Furnishings           35     6,614     5.8      6.5    7.8    5.6
Home Improvement           34     4,033     3.5      3.6      *     --
Office Supplies             8     2,476     2.2      2.6    3.0    1.7
Pet Supplies and
   Services                 8     1,631     1.4      1.1    0.6    0.2
Private Education           6     1,698     1.5      1.2    0.9     --
Restaurants               175    14,268    12.5     13.3   16.2   19.8
Shoe Stores                 4       890     0.8      1.1    0.8    0.2
Theaters                    2     2,406     2.1      0.6     --     --
Video Rental               35     4,510     3.9      4.3    3.8    0.6
Other                      10     3,771     3.3      5.7    6.0    7.3
--------------------   ------  --------   ------   ------ ------ ------
Totals                  1,073  $114,512   100.0%   100.0% 100.0% 100.0%
====================   ======  ========   ======   ====== ====== ======

* Less than 0.1%
[FN]
(1) This table does not include seven properties owned by Crest Net Lease which are held for sale. Crest Net Lease is a subsidiary of Realty Income.

(2) Annualized rental revenue is calculated by multiplying the monthly contractual base rent as of July 1, 2000 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level.) For properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

Of the 1,073 properties in the portfolio at June 30, 2000, 1,066 were single-tenant properties with the remaining properties being multi-tenant properties. As of June 30, 2000, 1,050 of the 1,066 single-tenant properties, or 98.5%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.4 years.

The following table sets forth certain information regarding the timing of the lease term expirations (excluding extension options) on our 1,050 net leased, single-tenant retail properties as of July 1, 2000 (dollars in thousands):

               Number of                                 Percent of
                Leases              Annualized           Annualized
 Year         Expiring (1)         Rent (1) (2)             Rent
------        ------------       --------------          ----------
 2000              33               $  1,762                 1.6%
 2001              49                  4,042                 3.6
 2002              82                  6,575                 5.9
 2003              72                  5,953                 5.3
 2004             117                  9,861                 8.8
 2005              82                  6,151                 5.5
 2006              28                  2,534                 2.3
 2007              95                  6,557                 5.9
 2008              66                  5,690                 5.1
 2009              30                  3,374                 3.0
 2010              44                  3,715                 3.3
 2011              35                  5,330                 4.7
 2012              49                  5,708                 5.1
 2013              88                 14,427                12.9
 2014              48                  7,575                 6.8
 2015              34                  3,815                 3.4
 2016              13                  1,998                 1.8
 2017              11                  4,130                 3.7
 2018              16                  1,614                 1.4
 2019              51                  8,758                 7.8
 2020               1                    117                 0.1
 2024               2                    605                 0.5
 2033               2                  1,118                 1.0
 2034               2                    570                 0.5
------         -------             ----------             -------
Totals          1,050               $111,979               100.0%
======         =======             ==========             =======

[FN]
(1) This table does not include seven multi-tenant properties and sixteen vacant, unleased single-tenant properties owned by the Company and seven properties owned by Crest Net Lease. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of July 1, 2000 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table sets forth certain state-by-state information regarding Realty Income's property portfolio as of July 1, 2000
(dollars in thousands).

                                   Approximate              Percent of
            Number of     Percent   Leasable    Annualized  Annualized
State       Properties(1) Leased   Square Feet  Rent(1)(2)    Rent
----------  ------------- -------  -----------  ----------  ----------
Alabama              9       89%       63,300    $   578       0.5%
Arizona             31      100       211,700      3,105       2.7
Arkansas             5      100        36,700        614       0.5
California          58       98     1,024,100     11,076       9.7
Colorado            45      100       292,600      3,995       3.5
Connecticut         10      100       223,800      2,979       2.6
Delaware             1      100         5,400         72       0.1
Florida             87       99       982,100     12,997      11.4
Georgia             59       97       327,900      5,525       4.8
Idaho               11      100        52,000        767       0.7
Illinois            35      100       259,100      3,642       3.2
Indiana             29      100       170,400      2,200       1.9
Iowa                10      100        67,900        694       0.6
Kansas              23      100       240,500      2,613       2.3
Kentucky            13      100        43,500      1,105       1.0
Louisiana            5      100        39,600        506       0.4
Maryland             8      100        48,300        732       0.6
Massachusetts        8      100        57,500      1,091       1.0
Michigan            10      100        68,100        976       0.9
Minnesota           25       96       261,500      2,512       2.2
Mississippi         16      100       152,100      1,286       1.1
Missouri            33      100       204,700      2,563       2.2
Montana              2      100        30,000        288       0.3
Nebraska            10       90        98,400      1,067       0.9
Nevada               7       86        86,400      1,262       1.1
New Hampshire        1      100         6,400        130       0.1

(table continued next page)
                                                           Page 30

(table continued)
                                   Approximate              Percent of
            Number of     Percent   Leasable    Annualized  Annualized
State       Properties(1) Leased   Square Feet  Rent(1)(2)    Rent
----------  ------------- -------  -----------  ----------  ----------

New Jersey           4       75        45,400        589       0.5
New Mexico           5      100        46,000        336       0.3
New York            20      100       253,300      4,849       4.2
North Carolina      33       94       174,200      2,986       2.6
North Dakota         1      100        22,000         65       0.1
Ohio                67      100       341,200      5,423       4.7
Oklahoma            17       94       102,200      1,265       1.1
Oregon              17      100        92,400      1,229       1.1
Pennsylvania        23      100       168,400      2,310       2.0
South Carolina      48       98       147,000      3,987       3.5
South Dakota         2      100        12,600        172       0.2
Tennessee           25       96       221,300      2,652       2.3
Texas              155       99     1,289,500     13,946      12.2
Utah                 8      100        51,700        705       0.6
Virginia            29       97       139,100      2,892       2.5
Washington          43      100       252,600      3,348       2.9
West Virginia        2      100        16,800        158       0.1
Wisconsin           19      100       232,300      2,959       2.6
Wyoming              4      100        20,100        266       0.2
--------------  --------  -------  -----------  ----------  ---------
Totals/Average   1,073       99%    8,682,100   $114,512     100.0%
==============  ========  =======  ===========  ==========  =========

[FN]
(1) This table does not include seven properties owned by Crest Net Lease which are held for sale. Crest Net Lease is a subsidiary of Realty Income.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of July 1, 2000 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table sets forth certain information regarding the properties owned by Realty Income as of July 1, 2000, classified according to the retail business types and the level of services they provide (dollars in thousands):

                                                           Percent of
                               Number of     Annualized    Annualized
Industry                     Properties (1)   Rent (1)(2)     Rent
--------                     -------------   ------------  ----------
Tenants providing services
--------------------------
Automotive Service                  101      $   6,715         5.9%
Child Care                          336         28,124        24.6
Entertainment                         6          2,293         2.0
Health and Fitness                    7          3,950         3.4
Private Education                     6          1,698         1.5
Theaters                              2          2,406         2.1
Other                                10          3,773         3.3
                               ----------    ----------   ----------
                                    468         48,959        42.8
                               ----------    ----------   ----------

Tenants selling goods and services
----------------------------------
Automotive Parts (with installation) 64          5,505         4.8
Business Services                     1            124         0.1
Convenience Stores                  103          9,815         8.6
Home Improvement                     21          2,655         2.3
Pet Supplies and Services             6          1,163         1.0
Restaurants                         175         14,268        12.5
Video Rental                         35          4,510         3.9
                               ----------    ----------   ----------
                                    405         38,040        33.2
                               ----------    ----------   ----------

Tenants selling goods
---------------------
Apparel Stores                        4          2,799         2.4
Automotive Parts                     80          4,675         4.0
Book Stores                           1            450         0.4
Consumer Electronics                 37          5,699         5.0
Craft and Novelty                     2            425         0.4
Drug Stores                           1            235         0.2
General Merchandise                  11            687         0.6
Grocery Stores                        2            719         0.6
Home Furnishings                     35          6,614         5.8
Home Improvement                     13          1,377         1.2
Office Supplies                       8          2,476         2.2
Pet Supplies                          2            467         0.4
Shoe Stores                           4            890         0.8
                               ----------    ----------   ----------
                                    200         27,513        24.0
                               ----------    ----------   ----------
TOTALS                            1,073      $ 114,512       100.0%
                               ==========    ==========   ==========

[FN]
(1) This table does not include seven properties owned by Crest Net Lease which are held for sale. Crest Net Lease is a subsidiary of Realty Income.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of July 1, 2000 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.


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

Approximately 97.9% or 1,050 of the properties in the portfolio are leased to tenants under net leases in which the tenant is responsible for property costs and expenses. These features in the leases reduce our exposure to rising property expenses due to inflation.

Inflation and increased costs may have an adverse impact on the tenants if increases in the tenant's operating expenses exceed increases in revenue.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
====================================================================

We are exposed to interest rate changes primarily as a result of our credit facilities and long-term debt used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives we borrow our long term debt primarily at fixed rates and may selectively enter into derivative financial instruments such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments at June 30, 2000. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in table in millions).

                   Expected Maturity Data
                   -----------------------
                                     There-               Fair
                   2002     2003     after      Total     Value (2)
                   ----     ----     ------    ------     ---------
Fixed rate
  debt              --       --      $230.0(1)  $230.0     $200.3
Average
  interest rate     --       --        7.99%      7.99%
Variable
  rate debt      $153.2     $9.1         --      $162.3     $162.3
Average
  interest rate    7.88%    7.87%        --        7.88%

[FN]
(1) $110 million matures in 2007, $100 million matures in 2008 and $20 million matures in 2009.

(2) We base the fair value of the fixed rate debt at June 30, 2000 on the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

The table incorporates only those exposures that exist as of June 30, 2000, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.


PART II.  OTHER INFORMATION
---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of Realty Income Corporation was held on May 3, 2000, at which three directors were elected to the board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                                    Authority
                     Year Term       Shares         to vote
                      Expires       Voted For       withheld
                     ---------      ----------      ---------
William E. Clark        2003        21,578,838      338,654
Thomas A. Lewis         2003        21,693,316      224,176
Kathleen Allen, Ph.D.   2003        21,637,745      279,747


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

Exhibit No.   Description
===========   ===========

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

                            REALTY INCOME CORPORATION



(Signature and Title)       /s/ GARY M. MALINO
Date: August 11, 2000       -------------------------------------
                            Gary M. Malino
                            Executive Vice President and
                            Chief Financial Officer (Principal
                            Financial and Accounting Officer)


EXHIBIT INDEX

Exhibit No.     Description
===========     ===========

    27          Financial Data Schedule