Form 10-Q
period 2000-09-30
REALTY INCOME CORP
filed 2000-11-13
CIK 726728

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                            FORM 10-Q
                            =========

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2000, or
                                       ==================

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

                       YES [X]     NO [ ]

There were 26,563,519 shares of common stock outstanding as of November 10, 2000.


                    REALTY INCOME CORPORATION

                            Form 10-Q
                        September 30, 2000

                        Table of Contents
                        -----------------

PART I.  FINANCIAL INFORMATION                               Page
==============================                               ----
Item 1:  Financial Statements

         Consolidated Balance Sheets........................   3
         Consolidated Statements of Income..................   5
         Consolidated Statements of Cash Flows..............   6
         Notes to Consolidated Financial Statements.........   8

Item 2:  Management's Discussion and Analysis Of
         Financial Condition and Results Of Operations......  14

Item 3:  Quantitative and Qualitative Disclosures About
         Market Risk........................................  36


PART II. OTHER INFORMATION
==========================

Item 6:  Exhibits and Reports on Form 8-K...................  37

SIGNATURE...................................................  39

EXHIBIT INDEX...............................................  39

















                                                           Page 2

PART I.  FINANCIAL INFORMATION
==============================

ITEM 1.  FINANCIAL STATEMENTS


           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
          As of September 30, 2000 and December 31, 1999
          (dollars in thousands, except per share data)

                                           2000          1999
                                       (Unaudited)
                                       ===========     =========
ASSETS
Real estate, at cost:
  Land                                   $ 363,587     $ 338,489
  Buildings and improvements               692,122       678,763
                                         ---------     ---------
                                         1,055,709     1,017,252
  Less accumulated depreciation
    and amortization                      (196,407)     (179,421)
                                         ---------     ---------
    Net real estate held for investment    859,302       837,831
  Real estate held for sale, net            52,718        29,262
                                         ---------     ---------
    Net real estate                        912,020       867,093
Cash and cash equivalents                    5,297           773
Accounts receivable                          3,558         3,407
Goodwill, net                               18,360        19,053
Other assets                                13,794        15,078
                                         ---------     ---------
    Total assets                         $ 953,029     $ 905,404
                                         =========     =========













Continued on next page


(continued)


           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
          As of September 30, 2000 and December 31, 1999
          (dollars in thousands, except per share data)


                                           2000          1999
                                       (Unaudited)
                                       ===========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                    $   6,770     $   4,828
Accounts payable and accrued expenses        8,194        12,792
Other liabilities                            4,883         3,753
Lines of credit payable                    186,300       119,200
Notes payable                              230,000       230,000
                                         ---------     ---------
    Total liabilities                      436,147       370,573
                                         ---------     ---------

Stockholders' equity
Preferred stock and paid in capital,
  par value $1.00 per share, 20,000,000
  shares authorized, 4,125,700 and
  4,140,000 shares issued and outstanding
  in 2000 and 1999, respectively            99,368        99,679
Common stock and paid in capital,
  par value $1.00 per share, 100,000,000
  shares authorized, 26,601,419 and
  26,822,164 shares issued and outstanding
  in 2000 and 1999, respectively           631,802       636,611
Distributions in excess of net income     (214,288)     (201,459)
                                         ---------     ---------
    Total stockholders' equity             516,882       534,831
                                         ---------     ---------
    Total liabilities and
      stockholders' equity               $ 953,029     $ 905,404
                                         =========     =========





   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Income
                =================================
  For the three and nine months ended September 30, 2000 and 1999
        (dollars in thousands, except per share amounts)
                           (Unaudited)

                       Three       Three       Nine        Nine
                       Months      Months      Months      Months
                       Ended       Ended       Ended       Ended
                      9/30/00     9/30/99     9/30/00     9/30/99
                     ========    ========    ========    ========
REVENUE
Rental               $ 29,180    $ 26,870    $ 85,859    $ 75,682
Gain on sale of
  real estate held
  for resale              558          --         558          --
Interest and other        147          30         264         106
                     --------    --------    --------    --------
                       29,885      26,900      86,681      75,788
                     --------    --------    --------    --------
EXPENSES
Interest                8,184       6,100      22,813      18,025
Depreciation and
  amortization          6,913       6,660      20,505      18,987
General and
  administrative        1,863       1,754       5,358       5,155
Property                  536         478       1,517       1,356
Other                     269          --         193          --
                     --------    --------    --------    --------
                       17,765      14,992      50,386      43,523
                     --------    --------    --------    --------
Income from operations 12,120      11,908      36,295      32,265
Gain on sales of in-
  vestment properties     231       1,236       1,831       1,236
                     --------    --------    --------    --------
Net income             12,351      13,144      38,126      33,501
Preferred stock
  dividends            (2,428)     (2,163)     (7,284)     (2,792)
                     --------    --------    --------    --------
Net income available
  to common
  stockholders       $  9,923    $ 10,981    $ 30,842    $ 30,709
                     ========    ========    ========    ========

Basic and diluted
  net income per
  common share       $   0.37    $   0.41    $   1.15    $   1.14
                     ========    ========    ========    ========

   The accompanying notes to consolidated financial statements are an integral part of these statements.
                                                           Page 5

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
              =====================================
      For the nine months ended September 30, 2000 and 1999
                     (dollars in thousands)
                           (Unaudited)

                                            2000          1999
                                         =========     =========
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                               $  38,126     $  33,501
Adjustments to net income:
  Depreciation and amortization             20,505        18,987
  Acquisition of real estate
    held for resale                        (26,349)           --
  Proceeds from sale of real estate
    held for resale                          3,508            --
  Gain on sale of real estate
    held for resale                           (558)           --
  Gain on sales of investment properties    (1,831)       (1,236)
  Change in assets and liabilities:
    Accounts receivable and
      other assets                           1,732         2,120
    Accounts payable, accrued
      expenses and other liabilities         5,010         2,501
                                         ---------     ---------
    Net cash provided by
      operating activities                  40,143        55,873
                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of
  investment properties                      5,768         7,910
Acquisition of and additions
  to real estate                           (53,576)     (154,150)
Increase in other assets                      (450)           --
Payment of other liabilities                    --        (1,713)
                                         ---------     ---------
    Net cash used in
      investing activities                 (48,258)     (147,953)
                                         ---------     ---------









Continued on next page

                                                           Page 6

(continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
              =====================================
      For the nine months ended September 30, 2000 and 1999
                     (dollars in thousands)
                           (Unaudited)

                                            2000          1999
                                         =========     =========
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit            130,400       184,500
Payments under lines of credit             (63,300)     (166,800)
Distributions to common
  stockholders                             (43,612)      (41,642)
Distributions to preferred
  stockholders                              (5,402)       (2,792)
Proceeds from stock offerings,
  net of offering costs of $3,821 in
  1999 and $35 in 2000                         (35)       99,679
Purchase of common stock                    (5,352)           --
Purchase of preferred stock                   (276)           --
Proceeds from other stock issuances            216            --
Proceeds from notes issued, net of
  costs of $501                                 --        19,499
                                         ---------     ---------
Net cash provided by
      financing activities                  12,639        92,444
                                         ---------     ---------
Net increase in cash and
  cash equivalents                           4,524           364
Cash and cash equivalents,
  beginning of period                          773         2,533
                                         ---------     ---------
Cash and cash equivalents,
  end of period                          $   5,297     $   2,897
                                         =========     =========

For supplemental disclosures, see note 9.







   The accompanying notes to consolidated financial statements are an integral part of these statements.

              REALTY INCOME CORPORATION AND SUBSIDIARIES
              Notes To Consolidated Financial Statements
              ==========================================
                        September 30, 2000
                             (Unaudited)

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


2.  Property Acquisitions

During the first nine months of 2000, we invested $44.8 million in 11 new retail properties and properties under development. These 11 properties are located in nine states and will contain approximately 530,000 leasable square feet and are 100% leased, with an average initial lease term of 18.2 years. We also exchanged two properties with one of our tenants for two other properties owned by that tenant (see note 9A).

During the first nine months of 2000, Crest Net Lease, a subsidiary of Realty Income, invested $26.3 million in eight new retail properties. One of these properties has been sold and seven properties are held for sale.

During the first nine months of 1999, we invested $157.5 million in 104 new retail properties and properties under development. These 104 properties are located in 24 states and contain approximately 866,600 leasable square feet and are 100% leased, with an average initial lease term of 17.6 years.


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

The financial statements of Crest Net Lease have been consolidated. All intercompany transactions have been eliminated in consolidation.
                                                           Page 8

4.  Distributions Paid and Payable

A. Realty Income pays distributions monthly to our common stockholders. The following is a summary of the monthly cash distributions per common share for the nine months ended September 30, 2000 and 1999. As of September 30, 2000, a distribution of $0.18375 per common share was declared (and was paid on October 16, 2000).

             Month                    2000             1999
             --------               --------         --------
             January               $ 0.18000         $ 0.1700
             February                0.18000           0.1700
             March                   0.18000           0.1700
             April                   0.18125           0.1725
             May                     0.18125           0.1725
             June                    0.18125           0.1725
             July                    0.18250           0.1750
             August                  0.18250           0.1750
             September               0.18250           0.1750
             ---------              --------         --------
             Total                 $ 1.63125         $ 1.5525
             ========               ========         ========

B. In May 1999, we issued 9 3/8% Class B preferred stock. During the first nine months of 2000, we paid three quarterly distributions of $0.5859 per share to our 9 3/8% Class B preferred stockholders. The September 2000 distribution was paid on October 2, 2000. During the second and third quarter of 1999, we paid quarterly distribution of $0.2279 and $0.5859 per share, respectively, to these stockholders.

C. In July 1999, we issued 9 1/2% Class C preferred stock. During the first nine months of 2000, we paid nine monthly distributions of $0.1979 per share to our 9 1/2% Class C preferred stockholders. The
September 2000 distribution was paid on October 2, 2000.   During the
third quarter of 1999, we paid two monthly distribution of $0.1979 per share to these stockholders.


5.  Gain on Sale of Real Estate Held for Resale

For the three and nine months ended September 30, 2000, we recognized a gain of $558,000 on the sale of real estate by our subsidiary Crest Net Lease.


6.  Gain on Sales of Investment Properties

For the nine months ended September 30, 2000, we sold nine properties for $5.8 million and recognized a gain of $1.8 million. For the three and nine months ended September 30, 1999, we sold one property for $7.9 million and recognized a gain of $1.2 million.
                                                           Page 9

6.  Gain on Sales of Investment Properties (continued)

For the three months ended September 30, 2000, we sold three properties for $2.2 million and recognized a gain of $231,000.


7.  Net Income per Share

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation, for the three and nine months ended September 30, 2000 and 1999:

                                           Three Months Ended
                                         9/30/00        9/30/99
                                        ----------     ----------
Weighted average shares used for
  the basic net income
  per share computation                 26,649,315     26,822,244
Incremental shares from the assumed
   exercise of stock options                22,158          5,047
                                        ----------     ----------
Adjusted weighted average shares
  used for diluted net income
  per share computation                 26,671,473     26,827,291
                                       ===========     ==========

                                           Nine Months Ended
                                         9/30/00       9/30/99
                                        ----------    ----------
Weighted average shares used for
  the basic net income
  per share computation                 26,722,408    26,822,323
Incremental shares from the assumed
   exercise of stock options                13,752         4,082
                                        ----------    ----------
Adjusted weighted average shares
  used for diluted net income
  per share computation                 26,736,160    26,826,405
                                        ==========    ==========

For the three months ended September 30, 2000 and 1999, stock options of 436,352 and 168,047, respectively, were anti-dilutive and have been excluded from the incremental shares from the assumed conversion of stock options.

For the nine months ended September 30, 2000 and 1999, stock options of 447,552 and 168,047, respectively, were anti-dilutive and have been excluded from the incremental shares from the assumed conversion of stock options.


8.  Purchases of Realty Income Securities

In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common and preferred shares and senior debt securities during the next 12 months. During the first nine months of 2000, we purchased 246,600 shares of our common stock at an average price of $21.70 and 14,300 shares of our Class B preferred stock at an average price of $19.27, for a total investment of $5.6 million.


9.  Supplemental Disclosure of Cash Flow Information

Interest paid during the first nine months of 2000 and 1999 was $19.0 million and $14.6 million, respectively.

In the first nine months of 2000 and 1999, interest of $991,000 and $1.2 million, respectively, was capitalized to properties under development. For the three months ended September 30, 2000 and 1999, interest of $267,000 and $544,000, respectively, was so capitalized.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A. In September 2000, we exchanged two properties leased by one of our tenants for two other properties owned by that tenant. The properties relinquished resulted in the following non-cash changes (in thousands):

         Land                       $( 5,964)
         Building                   $(17,336)
         Accumulated depreciation   $    645

The properties received in the exchange resulted in the following non-cash changes (in thousands):

         Land                       $  3,933
         Building                   $ 18,722

B. In the first nine months of 1999, the investment in properties resulted in an increase in buildings and other liabilities of $3.7 million.


10. Segment Information

We evaluate performance and make resource allocation decisions on a property by property basis. For financial reporting purposes, we have grouped our tenants into 12 reportable segments based upon the business the tenants are in. All of the properties have been acquired separately and are incorporated into one of the applicable segments. Revenue is the only component of segment profit and loss we measure. Since our revenue is primarily from net leases, expenditures for additions to long-lived assets were to acquire additional properties.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of September 30, 2000 (dollars in thousands):

                              Three Months Ended    Nine Months Ended
Revenue for the:              9/30/00    9/30/99    9/30/00    9/30/99
                              -------    -------    -------    -------
Segment rental revenue:
  Apparel                     $   700    $   700    $ 2,100    $ 2,100
  Automotive parts              2,343      2,243      7,115      6,436
  Automotive service            1,684      1,770      5,059      5,137
  Child care                    7,018      6,513     20,795     18,915
  Consumer electronics          1,405      1,447      4,309      4,345
  Convenience stores            2,292      2,232      7,217      5,118
  Health and fitness              807        111      1,851        332
  Home furnishings              1,751      1,725      4,895      5,161
  Home improvement                375        915      2,019      2,537
  Restaurants                   3,556      3,411     10,562     10,249
  Theaters                        670        229      1,873        229
  Video rental                  1,128      1,128      3,386      3,315
  Other non-reportable
    segments                    5,451      4,446     14,678     11,808
Reconciling items                 705         30        822        106
                              -------    -------    -------    -------
Total revenue                 $29,885    $26,900    $86,681    $75,788
                              =======    =======    =======    =======

                                                  Assets
                                       ----------------------------
                                       September 30,   December 31,
As of:                                      2000         1999
                                       -------------   ------------
Segment net real estate:
  Apparel                                $ 24,408        $ 24,989
  Automotive parts                         75,571          75,149
  Automotive service                       47,784          50,499
  Child care                              151,907         156,617
  Consumer electronics                     48,927          49,966
  Convenience stores                       82,139          83,227
  Health and fitness                       33,931          26,079
  Home furnishings                         67,506          64,408
  Home improvement                         35,844          36,631
  Restaurants                              83,729          86,903
  Theaters                                 48,184          22,428
  Video rental                             39,889          40,712
  Other non-reportable segments           172,201         149,485
                                          -------         -------
  Total segment net real estate           912,020         867,093
Reconciling items                          41,009          38,311
                                         --------        --------
Total assets                             $953,029        $905,404
                                         ========        ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this quarterly report, the words estimated, anticipated and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

    -  Our anticipated growth strategies;
    -  Our intention to acquire additional properties;
    - Anticipated trends in our business, including trends in the market for long-term net leases of freestanding, single-tenant retail properties;
    -  Future expenditures for development projects; and
    -  Profitability of our subsidiary, Crest Net Lease.

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

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date that this quarterly report was filed with the Securities and Exchange Commission. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, the forward-looking events discussed in this quarterly report might not occur.
                                                           Page 14

GENERAL
-------

Realty Income Corporation, a Maryland corporation ("Realty Income", the "Company", "our" or "we") was organized to operate as an equity real estate investment trust ("REIT"). We are a fully integrated, self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. As of September 30, 2000, we owned a diversified portfolio of 1,078 retail properties located in 46 states with over 9.1 million square feet of leasable space. Of the 1,078 properties in the portfolio, 1,072 are single-tenant retail properties with the remainder being multi-tenant properties. As of September 30, 2000, 1,043, or 97.3%, of the 1,072 single-tenant properties were leased with an average remaining lease term (excluding extension options) of approximately 8.1 years. In addition, as of September 30, 2000, our subsidiary, Crest Net Lease, owned seven retail properties located in five states with approximately 355,000 square feet of leaseable space. These seven properties, which are held for sale, are 100% leased with an average initial lease term of 19.4 years.

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


RECENT DEVELOPMENTS
-------------------

ACQUISITION OF PROPERTIES DURING THE FIRST NINE MONTHS OF 2000. During the first nine months of 2000, we acquired 11 additional properties (the "New Properties"). During the first nine months of 2000, we invested $44.8 million in the New Properties, which includes investments of $12.7 million for properties under development. Estimated unfunded development costs on properties under construction at September 30, 2000 totaled $3.4 million. During the first nine months of 2000, we capitalized $183,000 for re-leasing costs and $87,000 for building improvements on existing properties in our portfolio.

The New Properties will contain approximately 529,600 leasable square feet and are 100% leased under net leases, with an average initial lease term of 18.2 years. Two of the New Properties are pre-leased and under construction, pursuant to contracts under which the tenants have agreed to develop the properties (with development costs funded by Realty Income) and to begin paying rent when the premises open for business.
                                                           Page 16

In September 2000, we exchanged two properties leased by one of our tenants for two other properties owned by that tenant. Both the properties exchanged and received were valued at $22.7 million.

$25 MILLION UNSECURED REVOLVING CREDIT FACILITY. In February 2000, we entered into a $25 million, three-year, revolving credit facility with the Bank of Montreal, which expires in February 2003. This credit facility has been and is expected to be used for the acquisition of property and for making capital contributions to subsidiaries for the purpose of acquiring properties.

INCREASE IN MONTHLY DISTRIBUTIONS TO COMMON SHAREHOLDERS. Monthly distributions were increased in January 2000 by $0.0025 to $0.18 per share and in April, July and October 2000 by $0.00125 to $0.18125, $0.1825 and $0.18375 per share, respectively. The increase in October was our 12th consecutive quarterly increase. We continue our policy of paying distributions monthly. During the first nine months of 2000, we paid three distributions of $0.18 per share, three distributions of $0.18125 per share and three distributions of $0.1825 per share, totaling $1.63125 per share. During the first nine months of 1999, we paid three distributions of $0.17 per share, three distributions of $0.1725 per share and three distributions of $0.1750 per share, totaling $1.5525 per share. In September and October 2000, we declared distributions of $0.18375 per share, which were paid on October 16, 2000 and payable on November 15, 2000, respectively. The monthly distribution of $0.18375 per share represents a current annualized distribution of $2.205 per share, and an annualized distribution yield of approximately 9.41% based on the last reported sale price of the Company's Common Stock on the NYSE of $23.44 on November 6, 2000. Although we expect to continue our policy of paying monthly distributions, there can be no assurance that the current level of distributions will be maintained by the Company, that will we continue our pattern of increasing distributions per share, or as to the actual distribution yield for any future period.

STOCK AND SENIOR DEBT REPURCHASE PROGRAM. In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common and preferred shares and senior debt securities during the next 12 months. The purchases will be funded using available working capital that consists primarily of cash flow from operations. Through November 6, 2000, we purchased 284,500 shares of our common stock at an average price of $21.87 and 14,300 shares of our Class B preferred stock at an average price of $19.27, for a total investment of $6.5 million.

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

During the first nine months of 2000, we invested $8.6 million in Crest Net Lease common stock. In February 2000, we entered into a $25 million, revolving credit facility with Crest Net Lease. As of November 7, 2000, our outstanding loans to Crest Net Lease were $14.6 million. The financial statements of Crest Net Lease have been consolidated into Realty Income's financial statements. All material intercompany transactions have been eliminated in consolidation.

During the first nine months of 2000, Crest Net Lease invested $26.4 million in eight retail properties. Estimated unfunded development costs on one property under construction at September 30, 2000 totaled $1.6 million. These eight properties were located in six states and contained approximately 391,500 leasable square feet and were 100% leased, with an average initial lease term of 19.5 years.

During the third quarter of 2000, Crest Net Lease sold real estate and we recognized a gain of $558,000. The seven properties held for sale by Crest Net Lease at September 30, 2000 are anticipated to be sold within six months.

The following is a summary of Crest Net Lease's balance sheet as of September 30, 2000 (dollars in thousands):

           Real estate held for sale            $ 23,896
           Other assets                            3,785
                                                --------
               Total assets                     $ 27,681
                                                ========

           Liabilities                          $ 18,390
           Stockholders' equity                    9,291
                                                --------
               Total liabilities and
                  stockholders' equity          $ 27,681
                                                ========

The following is a summary of Crest Net Lease's statement of net income for the quarter and nine months ended September 30, 2000
(dollars in thousands):

                                      Three            Nine
                                      months           months
                                      ended            ended
                                     9/30/00          9/30/00
                                     -------          -------
         Rent & other revenue        $ 1,012          $ 1,048
         Expenses                        605              757
                                     -------          -------
         Net income                  $   407          $   291
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

Realty Income has 46 employees as of November 6, 2000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash and Cash Equivalents

Realty Income is organized for the purpose of operating as an equity REIT which acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At September 30, 2000, we had cash and cash equivalents totaling $5.3 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facilities.

Capital Funding

We have a $200 million, three-year revolving, unsecured acquisition credit facility that expires in December 2002 and a $25 million, three-year revolving, unsecured credit facility that expires in February 2003. The credit facilities currently bear interest at 1.225% over the London Interbank Offered Rate, or LIBOR, and offers us other interest rate options. As of November 6, 2000, borrowing capacity of $40.2 million was available to us under the $200 million credit facility and $1.4 million was available under the $25 million credit facility. At that time, the outstanding balances on the $200 million credit facility was $159.8 million with an effective interest rate of 7.83% and the outstanding balances on the $25 million credit facility was $23.6 million with an effective interest rate of 7.85%. These credit facilities have been and are expected to be used to acquire additional retail properties leased to national and regional retail chains under long-term lease agreements. Any additional borrowings will increase our exposure to interest rate risk.

In June 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $400 million in value of common stock, preferred stock and debt securities. Through September 30, 2000, $34.5 million in value of common stock, preferred stock and debt securities has been issued under the universal shelf registration statement.

We believe that our shareholders are best served by a conservative capital structure. As of November 6, 2000, our total outstanding credit facility borrowings and outstanding notes were $413.4 million or approximately 36.3% of our total capitalization of $1.1 billion (defined as shares of our common stock outstanding multiplied by the last reported sales price of the common stock on the NYSE on November 6, 2000 of $23.44 per share plus the liquidation value of the Class B Preferred Stock, the Class C Preferred Stock, the outstanding borrowings on the credit facilities and outstanding notes at November 6, 2000).

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and investment grade long-term unsecured debt. We believe that the Company should have the majority of its future issuances of securities be in the form of common stock. We will issue common stock when we believe that the share price of our common stock is at a level that allows for the proceeds of any offering to be invested on an accretive basis into additional properties or to pay down any short-term borrowings on our credit facilities. We do not presently view our price per share as attractive for additional issuances of common stock and do not anticipate issuing additional shares of common stock until we determine the common stock price has risen to acceptable levels. In addition, we seek to maintain a conservative debt level on our balance sheet, which should result in conservative interest and fixed charge coverage ratios. We do not anticipate issuing significant amounts of additional debt until additional equity can also be issued to offset the increase in debt. If the share price levels do not increase and we do not issue additional equity or debt, we will reduce our level of property acquisitions. Under these circumstances, we intend to achieve our growth objectives by investing cash flow in excess of distributions in additional retail properties and purchases of our outstanding securities. In addition, we intend to strategically sell properties that have appreciated in value and invest the proceeds in new properties that will generate rental revenue in excess of those generated by the properties that were sold.

We received investment grade corporate credit ratings on our senior unsecured debt from Fitch IBCA, Duff & Phelps Rating Company, Moody's Investor Service, Inc., and Standard & Poor's Rating Group in December 1996. Currently, Fitch IBCA, Duff & Phelps has assigned a rating of BBB, Moody's has assigned a rating of Baa3, and Standard & Poor's has assigned a rating of BBB- to our senior debt. These ratings could change based upon, among other things, our results of operations and financial condition.

We have also received credit ratings from the same rating agencies on our preferred stock. Fitch IBCA, Duff & Phelps Rating Company has assigned a rating of BBB-, Moody's Investor Service, Inc. has assigned a rating of Ba1, and Standard & Poor's Rating Group has assigned a rating of BB+. These ratings could change based upon, among other things, our results of operations and financial condition.

Distributions

We pay monthly distributions to our common stockholders. We paid cash distributions to our common stockholders of $43.6 million and $41.6 million during the first nine months of 2000 and 1999, respectively.

We pay distributions quarterly to our Class B Preferred stockholders. We paid cash distributions to our Class B Preferred stockholders of $3.2 million and $2.3 million during the first nine months of 2000 and 1999, respectively. Class B Preferred distributions of $1.6 million payable as of September 30, 2000 were paid on October 2, 2000.

We pay distributions monthly to our Class C Preferred stockholders. We paid cash distributions to our Class C Preferred stockholders of $2.2 million and $546,000 during the first nine months of 2000 and 1999, respectively. Class C Preferred distributions of $273,000 payable as of September 30, 2000 were paid on October 2, 2000.

FUNDS FROM OPERATIONS ("FFO")
-----------------------------

For the third quarter of 2000, FFO increased by $194,000 or 1.2% to $16.6 million versus $16.4 million during the third quarter of 1999. The following is a reconciliation of net income available to common stockholders to FFO, and information regarding distributions paid and diluted weighted average number of common shares outstanding for the third quarter of 2000 and 1999 (dollars in thousands):

                                      Three months ended September 30,
                                      --------------------------------
                                            2000           1999
                                          --------       --------
Net income available to
  common stockholders                     $  9,923       $ 10,981
Plus depreciation and amortization           6,913          6,660
Less:
  Depreciation of furniture,
    fixtures and equipment                     (31)          (25)
  Gain on sales of
    investment properties                     (231)       (1,236)
                                          --------       --------
Total funds from operations               $ 16,574       $ 16,380
                                          ========       ========
Distributions paid to
  common stockholders                     $ 14,594       $ 14,082
FFO in excess of distributions
  to common stockholders                  $  1,980       $  2,298
Diluted weighted average number
  of common shares outstanding          26,671,473     26,827,291

For the first nine months of 2000, FFO increased by $1.0 million or 2.1% to $49.4 million versus $48.4 million during the same period of 1999. The following is a reconciliation of net income available to common stockholders to FFO, and information regarding distributions paid and diluted weighted average number of common shares outstanding for the first nine months of 2000 and 1999 (dollars in thousands):

                                    Nine months ended September 30,
                                    -------------------------------
                                          2000           1999
                                        --------       --------
Net income available to
  common stockholders                   $ 30,842       $ 30,709
Plus depreciation and amortization        20,505         18,987
Less:
  Depreciation of furniture,
    fixtures and equipment                   (99)           (69)
  Gain on sales of
    investement properties                (1,831)        (1,236)
                                        --------       --------
Total funds from operations             $ 49,417       $ 48,391
                                        ========       ========
Distributions paid to
  common stockholders                   $ 43,612       $ 41,642
FFO in excess of distributions
  to common stockholders                $  5,805       $  6,749
Diluted weighted average number
  of common shares outstanding        26,736,160     26,826,405

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

We define FFO as net income available to common stockholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of investment property and (ii) extraordinary and "unusual" items.

FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of Realty Income's performance. In addition, FFO should not be considered an alternative to reviewing our cash flows from operating, investing, and financing activities as a measure of liquidity, of our ability to make cash distributions or our ability to pay interest payments.

RESULTS OF OPERATIONS
---------------------

The following is a comparison of our results of operations for the three and nine months ended September 30, 2000 to the three and nine months ended September 30, 1999.

Revenue

Rental revenue was $29.2 million for the third quarter of 2000 versus $26.9 million for the comparable quarter of 1999, an increase of 8.6% or $2.3 million. The increase in rental revenue was primarily due to the acquisition of 110 properties during 1999. These properties generated revenue of $4.1 million in the third quarter of 2000 compared to $2.5 million in the third quarter of 1999, an increase of $1.6 million. Included in rental revenue for the third quarter of 2000 is $514,000 from properties owned by Crest Net Lease that are held for sale.

Rental revenue was $85.9 million for the first nine months of 2000 versus $75.7 million for the comparable period of 1999, an increase of 13.5% or $10.2 million. The increase in rental revenue was primarily due to the acquisition of 110 properties during 1999. These properties generated revenue of $11.8 million in the first nine months of 2000 compared to $3.6 million in the first nine months of 1999, an increase of $8.2 million. Included in rental revenue for the first nine months of 2000 is $542,000 from properties owned by Crest Net Lease, that are held for sale.

Of the 1,078 properties in the portfolio as of September 30, 2000, 1,072 are single-tenant properties with the remaining properties being multi-tenant properties. Of the 1,072 single-tenant properties, 1,043, or 97.3%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.1 years. Of our 1,043 leased single-tenant properties, 1,032 or 98.9% were under leases that provide for increases in rents through:

    - Base rent increases tied to a consumer price index with adjustment ceilings;
    - Overage rent based on a percentage of the tenants' gross sales; or
    - Fixed increases.

Some leases contain more than one of these clauses. Percentage rent, which is included in rental revenue, was $275,000 and $273,000 during the third quarter of 2000 and 1999, respectively. Percentage rent was $658,000 and $594,000 during the first nine months of 2000 and 1999, respectively. Same store rents generated on 901 leased properties owned during all of both the third quarter of 2000 and 1999 increased by 1.8%, to $22.9 million from $22.5 million. Same store rents generated on the same 901 leased properties owned during all of both the first nine months of 2000 and 1999 increased by 1.2%, to $68.1 million from $67.3 million.
                                                           Page 24

Many of our leases call for rent increases every five years. Over the past four years we have acquired approximately $596 million in new properties that now represent approximately 53% of our total portfolio. These properties are due to generate their initial rent increases from 2003 to 2006. As such, we believe our same store rent growth is likely to accelerate with the onset of rent increases from the newer properties over the next few years.

Our portfolio of quality retail real estate owned under 10-20 year net leases continues to perform well and provide dependable lease revenue supporting the payment of monthly dividends. As of September 30, 2000, our property portfolio of 1,078 properties was 97.3% leased with only 29 properties available for lease.

Of the 29 properties not leased at September 30, 2000, transactions to lease or sell 16 properties were underway or completed. We anticipate these transactions to be completed during the fourth quarter of 2000 or early 2001; although we cannot assure you that all of these properties can be sold or leased within this period.

During the first half of 2000 we successfully resolved a situation involving the vacancy of nine of our properties leased to Econo Lube 'N Tune. This situation had nominal impact on operating results during the first and second quarters of 2000.

During the third quarter of 2000, we made progress in the re-lease of 21 properties formerly occupied by Flooring America that became vacant during the quarter. As of November 6, 2000, transactions were underway or completed on 12 of the 21 properties, which leaves us with just nine properties to be re-leased or sold. The Flooring America stores are generally in excellent retail locations that lend themselves to a wide variety of retail uses. In addition, the rents previously received on these properties were mainly at prevailing market rents. We believe we will complete the re-tenanting of the remaining nine properties during the first quarter of 2001 and will ultimately recapture 93% of the lease revenue previously derived from Flooring America.

During the third quarter of 2000, Crest Net Lease sold real estate and we recognized a gain on the sale of $558,000. As of September 30, 2000, Crest Net Lease has invested $23.9 million in seven properties held for sale. We believe that Crest Net Lease will carry an average inventory of $25.0 million in real estate on an ongoing basis.

Expenses

The following is a summary of the five components of interest expense for the third quarter of 2000 and 1999 (dollars in thousands):

Three months ended September 30,      2000        1999      Net Change
                                    -------     -------     ----------
Interest on outstanding
  loans and notes                  $  7,864    $  6,183      $  1,681
Amortization of settlements
  on treasury lock agreements           189         189            --
Credit facility commitment fees         128          64            64
Amortization of credit facility
  origination costs and deferred
  bond financing costs                  269         208            61
Interest capitalized                   (266)       (544)          278
                                   --------    --------      --------
Interest expense                   $  8,184    $  6,100      $  2,084
                                   ========    ========      ========

Credit facility and notes outstanding (dollars in thousands)
------------------------------------------------------------

Three months ended September 30,     2000        1999      Net Change
                                    -------     -------     ---------
Average outstanding balances       $395,242    $333,349      $ 61,893
Average interest rates                 7.92%       7.36%

Interest on outstanding loans and notes was $1.7 million higher in the third quarter of 2000 than in 1999 primarily due to an increase of $61.9 million in the average outstanding balances and an increase of 56 basis points in our average interest rate. During the first nine months of 2000 LIBOR has increased, which has increased the interest rates on our credit facilities and our cost of short-term borrowings. It is possible that economic conditions may lead to further increases in LIBOR.

The following is a summary of the five components of interest expense for the first nine months of 2000 and 1999 (dollars in thousands):

Nine months ended September 30,       2000        1999      Net Change
                                    -------     -------     ----------
Interest on outstanding
  loans and notes                  $ 22,056    $ 17,826       $ 4,230
Amortization of settlements
  on treasury lock agreements           567         567            --
Credit facility commitment fees         380         194           186
Amortization of credit facility
  origination costs and deferred
  bond financing costs                  801         620           181
Interest capitalized                   (991)     (1,182)          191
                                   --------    --------      --------
Interest expense                   $ 22,813    $ 18,025      $  4,788
                                   ========    ========      ========

Credit facility and notes outstanding (dollars in thousands)
------------------------------------------------------------

Nine months ended September 30,       2000        1999      Net Change
                                    -------     -------     ----------
Average outstanding balances       $375,379    $320,584      $ 54,795
Average interest rates                 7.85%       7.43%

Interest on outstanding loans and notes was $4.2 million higher during the first nine months of 2000 than in 1999 due to an increase of $54.8 million in the average outstanding balances and an increase of 42 basis points in our average interest rate.

Our debt service coverage ratio for the nine months ended
September 30, 2000 was 3.5 times. The debt service coverage ratio is calculated by dividing earnings before interest, taxes and depreciation and amortization (EBITDA) by interest expense. Our
EBITDA for the nine months ended September 30, 2000 was $80.2 million.

Depreciation and amortization was $6.9 million in the third quarter of 2000 versus $6.7 million in the third quarter of 1999. Depreciation and amortization was $20.5 million in the first nine months of 2000 versus $19.0 million in the first nine months of 1999. The increase in 2000 was primarily due to depreciation of the 110 properties acquired during 1999.

General and administrative expenses increased by $109,000 to $1.9 million in the third quarter of 2000 versus $1.8 million in the third quarter of 1999. General and administrative expenses as a percentage of revenue decreased to 6.2% in the third quarter of 2000 as compared to 6.5% in 1999. Included in general and administrative expenses for 2000 are $86,000 of expenses attributable to Crest Net Lease.

General and administrative expenses increased by $203,000 to $5.4 million in the first nine months of 2000 versus $5.2 million in the first nine months of 1999. General and administrative expenses as a percentage of revenue decreased to 6.2% in the first nine months of 2000 as compared to 6.8% in 1999. Included in general and administrative expenses for the 2000 are $213,000 of expenses attributable to Crest Net Lease.

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At September 30, 2000, 29 properties were available for lease, as compared to 17 at December 31, 1999 and eight at September 30, 1999.

Property expenses were $536,000 in the third quarter of 2000 and $478,000 in 1999. The $58,000 increase in property expenses is primarily attributable to costs associated with properties available for lease.

Property expenses were $1.52 million in the first nine months of 2000 and $1.36 million in the first nine months of 1999. The $160,000 increase in property expenses is primarily attributable to costs associated with properties available for lease.

Other expenses, relating to Crest Net Lease income taxes, were $269,000 for the third quarter of 2000 and $193,000 year to date.

During the third quarter of 2000, we sold three properties for a total of $2.2 million and recognized a gain of $231,000. During the third quarter of 2000, we also exchanged two properties leased by one of our tenants for two other properties owned by that tenant. The properties exchanged and received were valued at $22.7 million, no gain was recognized on the exchange.

During the three and nine months ended September 30, 1999, we sold one property for $7.9 million and recognized a gain of $1.2 million.

During the first nine months of 2000, we sold nine properties for a total of $5.8 million and recognized a gain of $1.8 million.

As part of our active portfolio management program, we sell selected investment properties in order to optimize performance, returns and improve the quality of our portfolio. This is accomplished by selling assets when we believe the reinvestment of the sales proceeds will generate higher returns or to enhance the credit quality of our real estate portfolio. As of September 30, 2000, we held real estate for sale with a carrying amount of $52.7 million. Additionally, we anticipate selling properties from our portfolio, which have not yet been specifically identified. We anticipate we will receive up to $50 million in proceeds from the sale of properties during the next 12 months. We intend to invest these proceeds into new property acquisitions.

Preferred stock dividends paid or accrued during the third quarter of 2000 were $2.4 million, as compared to $2.2 million in the third quarter of 1999. Preferred stock dividends paid or accrued during the first nine months of 2000 were $7.3 million, as compared to $2.8 million in the first nine months of 1999. Preferred distributions of $1.9 million accrued as of September 30, 2000 were paid on October 2, 2000. Our outstanding preferred stock was issued during the second and third quarters of 1999.

Net Income

In the third quarter of 2000 and 1999, our net income available to common stockholders decreased $1.1 million or 10.0% to $9.9 million versus $11.0 million in 1999.

In the first nine months of 2000 and 1999, our net income available to common stockholders increased $100,000 or 0.3% to $30.8 million versus $30.7 million in 1999.


PROPERTIES
----------

As of September 30, 2000, we owned a diversified portfolio of 1,078 properties located in 46 states with over 9.1 million square feet of leasable space. In addition to our real estate portfolio, our subsidiary Crest Net Lease owned seven properties. Our portfolio of retail properties is leased to 74 retail chains doing business in 23 retail industries. At September 30, 2000, 1,043 or 96.8% of the 1,078 properties were under net lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance plus, typically, future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenant's gross sales above a specified level.

Our net leased retail properties are primarily leased to regional and national retail chain store operators. The average leasable retail space of the 1,078 properties is approximately 8,500 square feet on approximately 60,000 square feet of land. Generally, buildings are single-story properties with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to a sufficient population base to constitute a suitable market or trade area for the retailer's business.

The following table sets forth certain information regarding our properties classified according to the business of the respective tenants (dollars in thousands):

                                  Annualized        Percentage of Total
                                  Rent as of        Rental Revenue for
                       Number   Oct. 1, 2000(1)(2)       the Year
                         of   --------------------- -------------------
                        Prop-
                       erties  Rental   Percentage
Industry                 (1)   Revenue   of Total   1999   1998   1997
--------------------   ------  -------- ---------- ------ ------ ------
Apparel Stores              4  $  2,799     2.4%     3.8%   4.1%   0.7%
Automotive Parts          142    10,147     8.6      8.6    7.8    9.1
Automotive Service        101     6,806     5.8      6.6    7.5    6.4
Book Stores                 2       572     0.5      0.5    0.6    0.5
Business Services           1       124     0.1      0.1      *     --
Child Care                336    28,589    24.1     25.3   29.2   35.9
Consumer Electronics       38     5,859     4.9      4.4    5.4    6.5
Convenience Stores        103     9,815     8.3      7.2    6.1    5.5
Craft and Novelty           2       425     0.4      0.4      *     --
Drug Stores                 1       235     0.2      0.2    0.1     --
Entertainment               6     2,293     1.9      1.2     --     --
General Merchandise        11       687     0.6      0.6      *     --
Grocery Stores              2       719     0.6      0.5      *     --
Health and Fitness          7     3,940     3.3      0.6    0.1     --
Home Furnishings           35     6,641     5.6      6.5    7.8    5.6
Home Improvement           32     1,648     1.4      3.6      *     --
Office Supplies             8     2,476     2.1      2.6    3.0    1.7
Pet Supplies and
   Services                 8     1,697     1.4      1.1    0.6    0.2
Private Education           6     1,703     1.4      1.2    0.9     --
Restaurants               174    14,177    12.0     13.3   16.2   19.8
Shoe Stores                 4       890     0.7      1.1    0.8    0.2
Theaters                   10     5,209     4.4      0.6     --     --
Video Rental               35     4,510     3.8      4.3    3.8    0.6
Other                      10     6,492     5.5      5.7    6.0    7.3
--------------------   ------  --------   ------   ------ ------ ------
Totals                  1,078  $118,453   100.0%   100.0% 100.0% 100.0%
====================   ======  ========   ======   ====== ====== ======

* Less than 0.1%
                                                           Page 30

[FN]
(1) This table does not include seven properties owned by Crest Net Lease which are held for sale. Crest Net Lease is a subsidiary of Realty Income.

(2) Annualized rental revenue is calculated by multiplying the monthly contractual base rent as of October 1, 2000 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level.) For properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

Of the 1,078 properties in the portfolio at September 30, 2000, 1,072 were single-tenant properties with the remaining properties being multi-tenant properties. As of September 30, 2000, 1,043 of the 1,072 single-tenant properties, or 97.3%, were net leased with an average remaining lease term (excluding extension options) of approximately
8.1 years.

The following table sets forth certain information regarding the timing of the lease term expirations (excluding extension options) on our 1,043 net leased, single-tenant retail properties as of October 1, 2000 (dollars in thousands):

               Number of                                 Percent of
                Leases              Annualized           Annualized
 Year         Expiring (1)         Rent (1) (2)             Rent
------        ------------       --------------          ----------
 2000              32               $  1,729                 1.5%
 2001              50                  4,174                 3.7
 2002              81                  6,515                 5.8
 2003              73                  6,112                 5.4
 2004             117                  9,958                 8.8
 2005              84                  6,369                 5.6
 2006              28                  2,553                 2.3
 2007              95                  6,597                 5.8
 2008              66                  5,752                 5.1
 2009              31                  3,461                 3.1
 2010              44                  3,775                 3.3
 2011              35                  5,343                 4.7
 2012              49                  5,712                 5.0
 2013              75                 12,739                11.2
 2014              42                  6,839                 6.0
 2015              35                  4,009                 3.5
 2016              13                  2,017                 1.8
 2017              11                  4,130                 3.7

(table continued on the next page)
                                                           Page 31

               Number of                                 Percent of
                Leases              Annualized           Annualized
 Year         Expiring (1)         Rent (1) (2)             Rent
------        ------------       --------------          ----------
 2018              16                  1,614                 1.4
 2019              51                  8,757                 7.7
 2020               9                  2,920                 2.6
 2024               2                    605                 0.5
 2033               2                  1,118                 1.0
 2034               2                    570                 0.5
------         -------             ----------             -------
Totals          1,043               $113,368               100.0%
======         =======             ==========             =======

[FN]
(1 This table does not include six multi-tenant properties and twenty-nine vacant, unleased single-tenant properties owned by the Company and seven properties owned by Crest Net Lease. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of October 1, 2000 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table sets forth certain state-by-state information regarding Realty Income's property portfolio as of October 1, 2000 (dollars in thousands).

                                   Approximate              Percent of
            Number of     Percent   Leasable    Annualized  Annualized
State       Properties(1) Leased   Square Feet  Rent(1)(2)    Rent
----------  ------------- -------  -----------  ----------  ----------
Alabama             10       90%      125,200    $   887       0.8%
Alaska               1      100        70,600        285       0.2
Arizona             30       97       196,400      2,844       2.4
Arkansas             5      100        36,700        614       0.5
California          58       98     1,024,100     13,834      11.7
Colorado            45      100       292,600      4,041       3.4
Connecticut         10      100       223,800      2,983       2.5
Delaware             1      100         5,400         72       0.1

(table continued on the next page)
                                                           Page 32

                                   Approximate              Percent of
            Number of     Percent   Leasable    Annualized  Annualized
State       Properties(1) Leased   Square Feet  Rent(1)(2)    Rent
----------  ------------- -------  -----------  ----------  ----------
Florida             87       89       966,600     11,529       9.7
Georgia             60       97       428,400      6,029       5.1
Idaho               11      100        52,000        770       0.7
Illinois            35      100       259,100      3,672       3.1
Indiana             29       97       170,400      2,177       1.8
Iowa                10      100        67,900        698       0.6
Kansas              23       96       240,500      2,593       2.2
Kentucky            13      100        43,500      1,104       0.9
Louisiana            5      100        39,600        508       0.4
Maryland             8      100        48,300        734       0.6
Massachusetts        8      100        53,900      1,101       0.9
Michigan            10      100        68,100        979       0.8
Minnesota           25       96       261,500      2,549       2.2
Mississippi         16      100       152,100      1,286       1.1
Missouri            33      100       204,700      2,582       2.2
Montana              2      100        30,000        288       0.2
Nebraska            10       90        98,400      1,076       0.9
Nevada               7       86        86,400      1,262       1.1
New Hampshire        1      100         6,400        133       0.1
New Jersey           4      100        45,400        782       0.7
New Mexico           5       80        46,000        181       0.2
New York            20      100       253,300      4,851       4.1
North Carolina      32       94       171,400      2,812       2.4
North Dakota         1      100        22,000         65       0.1
Ohio                68      100       387,900      5,605       4.7
Oklahoma            17      100       102,200      1,300       1.1
Oregon              19      100       210,800      2,080       1.8
Pennsylvania        23      100       168,300      2,310       2.0
South Carolina      48      100       147,000      3,999       3.4
South Dakota         2      100        12,600        172       0.1
Tennessee           25       96       221,300      2,663       2.2
Texas              154       98     1,284,000     13,742      11.6
Utah                 8       88        51,700        601       0.5
Virginia            31       97       271,700      4,582       3.9
Washington          44      100       294,000      3,602       3.0
West Virginia        2      100        16,800        158       0.1
Wisconsin           18      100       167,700      2,052       1.7
Wyoming              4      100        20,100        266       0.2
--------------  --------  -------  -----------  ----------  ---------
Totals/Average   1,078       97%    9,146,800   $118,453     100.0%
==============  ========  =======  ===========  ==========  =========

[FN]
(1) This table does not include seven properties owned by Crest Net Lease which are held for sale. Crest Net Lease is a subsidiary of Realty Income.
                                                           Page 33

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of October 1, 2000 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table sets forth certain information regarding the properties owned by Realty Income as of October 1, 2000, classified according to the retail business types and the level of services they provide (dollars in thousands):

                                                           Percent of
                               Number of     Annualized    Annualized
Industry                     Properties (1)   Rent (1)(2)     Rent
--------                     -------------   ------------  ----------
Tenants providing services
--------------------------
Automotive Service                  101      $   6,806         5.8%
Child Care                          336         28,589        24.1
Entertainment                         6          2,293         1.9
Health and Fitness                    7          3,940         3.3
Private Education                     6          1,703         1.4
Theaters                             10          5,209         4.4
Other                                10          6,492         5.5
                               ----------    ----------   ----------
                                    476         55,032        46.4
                               ----------    ----------   ----------

Tenants selling goods and services
----------------------------------
Automotive Parts (with installation) 63          5,505         4.7
Business Services                     1            124         0.1
Convenience Stores                  103          9,815         8.3
Home Improvement                     19            271         0.2
Pet Supplies and Services             6          1,230         1.0
Restaurants                         174         14,177        12.0
Video Rental                         35          4,510         3.8
                               ----------    ----------   ----------
                                    401         35,632        30.1
                               ----------    ----------   ----------

(table continued on the next page)






                                                           Page 34

                                                           Percent of
                               Number of     Annualized    Annualized
Industry                     Properties (1)   Rent (1)(2)     Rent
--------                     -------------   ------------  ----------
Tenants selling goods
---------------------
Apparel Stores                        4          2,799         2.4
Automotive Parts                     79          4,642         3.9
Book Stores                           2            572         0.5
Consumer Electronics                 38          5,859         4.9
Craft and Novelty                     2            425         0.4
Drug Stores                           1            235         0.2
General Merchandise                  11            687         0.6
Grocery Stores                        2            719         0.6
Home Furnishings                     35          6,641         5.6
Home Improvement                     13          1,377         1.2
Office Supplies                       8          2,476         2.1
Pet Supplies                          2            467         0.4
Shoe Stores                           4            890         0.7
                               ----------    ----------   ----------
                                    201         27,789        23.5
                               ----------    ----------   ----------
TOTALS                            1,078      $ 118,453       100.0%
                               ==========    ==========   ==========

[FN]
(1) This table does not include seven properties owned by Crest Net Lease which are held for sale. Crest Net Lease is a subsidiary of Realty Income.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of October 1, 2000 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.


IMPACT OF INFLATION
===================

Tenant leases generally provide for limited increases in rent as a result of increases in the tenant's sales volumes, increases in the consumer price index, and/or fixed increases. We expect that inflation will cause these lease provisions to result in increases in rent over time. However, during times when inflation is greater than increases in rent as provided for in the leases, rent increases may not keep up with the rate of inflation.
                                                           Page 35

Approximately 96.8% or 1,043 of the properties in the portfolio are leased to tenants under net leases in which the tenant is responsible for property costs and expenses. These features in the leases reduce our exposure to rising property expenses due to inflation.

Inflation and increased costs may have an adverse impact on the tenants if increases in the tenant's operating expenses exceed increases in revenue.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
====================================================================

We are exposed to interest rate changes primarily as a result of our credit facilities and long-term debt used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives we borrow our long term debt primarily at fixed rates and may selectively enter into derivative financial instruments such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments at September 30, 2000. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in table in millions).

                   Expected Maturity Data
                   -----------------------
                                     There-               Fair
                   2002     2003     after      Total     Value (2)
                   ----     ----     ------    ------     ---------
Fixed rate
  debt              --       --      $230.0(1)  $230.0     $207.9
Average
  interest rate     --       --        7.99%      7.99%
Variable
  rate debt      $161.9     $24.4         --      $186.3     $186.3
Average
  interest rate    7.87%    7.89%        --        7.88%

[FN]
(1) $110 million matures in 2007, $100 million matures in 2008 and $20 million matures in 2009.

(2) We base the fair value of the fixed rate debt at September 30, 2000 on the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

The table incorporates only those exposures that exist as of September 30, 2000, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.


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

Exhibit No.   Description
===========   ===========

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

                            REALTY INCOME CORPORATION



(Signature and Title)       /s/ GARY M. MALINO
Date: November 10, 2000     ------------------
                            Gary M. Malino
                            Executive Vice President and
                            Chief Financial Officer (Principal
                            Financial and Accounting Officer)


EXHIBIT INDEX

Exhibit No.     Description
===========     ===========

    27          Financial Data Schedule