Form 10-K405
period 2000-12-31
REALTY INCOME CORP
filed 2001-03-28
CIK 726728

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                               FORM 10-K
                               =========

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended December 31, 2000

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
   Common Stock, $1.00 Par Value             New York Stock Exchange
   Preferred Stock Purchase Rights
   Class B Preferred Stock, $1.00 Par Value New York Stock Exchange Class C Preferred Stock, $1.00 Par Value New York Stock Exchange 8.25% Monthly Income Senior Notes,
     due 2008                                New York Stock Exchange
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At March 1, 2001 the aggregate market value of the Registrant's shares of common stock, $1.00 par value, held by non-affiliates of the Registrant was $653,059,000, at the New York Stock Exchange closing price of $25.27.

As of March 1, 2001, the number of common shares outstanding was 26,612,778, the number of Class B preferred shares outstanding was 2,745,700 and the number of Class C preferred shares outstanding was 1,380,000.

Documents incorporated by reference: Part III, Item 10, 11 and 12 incorporate by reference certain specific portions of the definitive proxy statement for Realty Income Corporation's Annual Meeting to be held on May 9, 2001, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report.


FORWARD-LOOKING STATEMENTS
--------------------------

This annual report on Form 10-K, including documents incorporated by reference, contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this annual report, the words estimated, anticipated and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

    -  Our anticipated growth strategies;
    -  Our intention to acquire additional properties;
    - Anticipated trends in our business, including trends in the market for long-term net leases of freestanding, single-tenant retail properties;
    -  Future expenditures for development projects; and
    -  Profitability of our subsidiary, Crest Net Lease, Inc.

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
   Item 2:   Properties....................................... 29
   Item 3:   Legal Proceedings................................ 29
   Item 4:   Submission of Matters to a
             Vote of Security Holders......................... 29

PART II
   Item 5:   Market for the Registrant's Common
             Equity and Related Stockholder Matters........... 30
   Item 6:   Selected Financial Data.......................... 31
   Item 7:   Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations....................................... 33
   Item 7A:  Quantitative and Qualitative Disclosures about
             Market Risk...................................... 45
   Item 8:   Financial Statements and Supplementary Data...... 47
   Item 9:   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure........... 73

PART III
   Item 10:  Directors and Executive Officers
             of the Registrant................................ 73
   Item 11:  Executive Compensation........................... 73
   Item 12:  Security Ownership of Certain
             Beneficial Owners and Management................. 73
   Item 13:  Certain Relationships and Related
             Transactions..................................... 73

PART IV
   Item 14:  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K.......................... 74

SIGNATURES.................................................... 78
EXHIBIT INDEX................................................. 80
Schedule III:  Real Estate and Accumulated Depreciation....... F-1

PART I
======
ITEM 1:  BUSINESS
-----------------
                              THE COMPANY
                              ===========

Realty Income Corporation, "The Monthly Dividend Company", a Maryland corporation ("Realty Income", the "Company", "us", "our" or "we") is organized to operate as an equity real estate investment trust ("REIT").
We are a fully integrated, self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. As of December 31, 2000, we owned a diversified portfolio of 1,068 retail properties located in 46 states with over 9.0 million square feet of leasable space leased to 72 different retail chains doing business in 23 separate retail industries. Of the 1,068 properties in the portfolio, 1,063 are single-tenant retail properties with the remainder being multi-tenant properties. As of December 31, 2000, 1,038, or 97.6%, of the 1,063 single-tenant properties were leased with an average remaining lease term (excluding extension options) of approximately 7.8 years.

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

The five senior officers of the Company, who have each managed our properties and operations for between three and 15 years, owned 0.8% of the Company's outstanding common stock with a market value of $5.1 million as of March 1, 2001. The directors and five senior officers of the Company, as a group, owned 2.9% of the Company's outstanding common stock with a market value of $19.2 million as of March 1, 2001.

Realty Income's common stock is listed on The New York Stock Exchange ("NYSE") under the ticker symbol "O". Our central index key ("CIK") number is 726728 and cusip number is 756109-104.

Realty Income's Class B cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol "OprB" and its cusip number is 756109-302.

Realty Income's Class C cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol "OprC" and its cusip number is 756109-500.

Realty Income's 8.25% Monthly Income Senior Notes due 2008 are listed on the NYSE under the ticker symbol "OUI". The cusip number of these notes is 756109-203.

Realty Income has 49 employees as of March 1, 2001.


                          RECENT DEVELOPMENTS
                          ===================

Property Acquisitions

During 2000, we acquired 13 additional properties (the "New Properties") located in nine states. During 2000, we invested $70.0 million in the New Properties and properties under development, excluding estimated unfunded development costs at December 31, 2000 of $874,000.

The weighted average annual unleveraged return on the $70.0 million invested in 2000 is estimated to be 10.8%, computed as estimated contractual net operating income (which in the case of a net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs. Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will not differ from the foregoing percentage.

The New Properties will contain approximately 676,100 leasable square feet and are 100% leased under net leases, with an average initial lease term of
18.3 years. As of December 31, 2000, two of the New Properties were pre-leased and under construction, pursuant to contracts under which the tenants have agreed to develop the properties (with development costs funded by Realty Income) and both begin generating rent in March 2001.


Formation of Crest Net Lease

In January 2000, we acquired 95% of the common stock of Crest Net Lease, Inc., all of which is non-voting. Certain members of our management and Crest Net Lease management own 5% of the common stock, all of which is voting stock. Crest Net Lease was created to buy, own and sell properties, primarily to buyers using tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code").

During 2000, we invested $8.6 million in Crest Net Lease common stock. In February 2000, we entered into a $25 million, revolving credit facility with Crest Net Lease. The financial statements of Crest Net Lease have been consolidated into Realty Income's financial statements. All material intercompany transactions have been eliminated in consolidation.

During 2000, Crest Net Lease invested $28.6 million in nine retail properties. Estimated unfunded development costs on two properties under construction at December 31, 2000 totaled $1.2 million. These nine properties will contain approximately 398,100 leasable square feet and were 100% leased, with an average initial lease term of 19.0 years.

During 2000, Crest Net Lease sold two properties for $6.2 million and we recognized a gain of $766,000, before income taxes. The seven properties held for sale by Crest Net Lease at December 31, 2000 are anticipated to be sold within six months.


Sales of Investment Properties

During 2000, we sold or exchanged 21 properties for a total of $45.2 million and recognized a gain of $6.7 million. Included in the 21 properties are two properties leased by one of our tenants that we exchanged for two other properties owned by that tenant for no gain.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sales proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. As of December 31,

2000, we classified real estate with a carrying amount of $33.1 million as held for sale. Additionally, we anticipate selling properties from our portfolio, which have not yet been specifically identified. We anticipate we will receive up to $50 million in proceeds from the sale of properties during the next 12 months. We intend to invest these proceeds into new property acquisitions.


Stock and Senior Debt Repurchase Program

In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common and preferred shares and senior debt securities. During 2000, we purchased 284,500 shares of our common stock at an average price of $21.87 per share and 14,300 shares of our Class B preferred stock at an average price of $19.27 per share, for a total investment of $6.5 million. The purchases were funded from excess cash flow.


Increases in Monthly Distributions to Common Stockholders

In April, July and October 2000, and January 2001, the monthly distributions to common stockholders were increased $0.00125 to $0.18125, $0.1825, $0.18375 and $0.185 per common share, respectively. We are committed to our policy of paying monthly distributions to common stockholders. During 2000, we paid three distributions of $0.18 per common share, three distributions of $0.18125 per common share, three distributions of $0.1825 per common share, and three distributions of $0.18375 per common share. Common stock distributions for 2000 totaled $2.1825 per share. In December 2000, January 2001 and February 2001, we declared distributions of $0.185 per common share, which were paid on January 16, 2001, February 15, 2001 and March 15, 2001, respectively. The monthly distribution of $0.185 per common share represents a current annualized distribution of $2.22 per share, and an annualized distribution yield of approximately 8.8% based on the last reported sale price of our common stock on the NYSE of $25.27 on March 1, 2001. Although we expect to continue our policy of paying monthly distributions, there can be no assurance that the current level of distributions per share will be maintained by the Company, that we will continue our pattern of increasing distributions per share, or as to the actual distribution yield for any future period.


Unsecured Revolving Credit Facilities

We have a $200 million acquisition credit facility that expires in December 2002. In February 2000, we entered into a $25 million, three-year, revolving unsecured credit facility with the Bank of Montreal, which expires in February 2003. These credit facilities have been and are expected to be used for the acquisition of property and for making capital contributions to subsidiaries for the purpose of acquiring properties.

                 BUSINESS PHILOSOPHY AND STRATEGY
                 ================================

Investment Philosophy

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


Investment Strategy

In identifying new properties for acquisition, we focus on providing expansion capital to retail chains by acquiring, then leasing back, their retail store locations. We classify retail tenants into three categories: venture, middle market, and upper market. Venture companies are those which typically offer a new retail concept in one geographic region of the country and operate between five and 50 retail outlets. Middle market retail chains are those that typically have 50 to 500 retail outlets, operations in more than one geographic region, have been successful through one or more economic cycles, and have a proven, replicable concept. The upper market retail chains typically consist of companies with 500 or more stores, operating nationally in a proven mature retail concept. Upper market retail chains generally have strong operating histories and access to several sources of capital.

Realty Income primarily focuses on acquiring properties leased to middle market retail chains which we believe are attractive for investment because:

    - They generally have overcome many of the operational and managerial obstacles that tend to adversely affect venture retailers;
    - They typically require capital to fund expansion but have more limited financing options;
    - They generally have provided us with attractive risk-adjusted returns over time since their financial strength has, in many cases, tended to improve as their businesses have matured;
    - Their relatively large size allows them to spread corporate expenses across a greater number of stores; and
    - Middle market retailers typically have the critical mass to survive if a number of locations have to be closed due to underperformance.

We also focus on and have selectively made investments in properties of upper market retail chains. We believe upper market retail chains can be attractive for investment because:

    -  They typically are of a higher credit quality;
    -  They are usually larger brand name, public and private retailers;
    - They utilize a larger building ranging in size from 10,000 to 50,000 square feet; and
    - They are able to grow because access to capital facilitates larger transaction sizes.

While our investment strategy focuses primarily on acquiring properties leased to middle and upper market retail chains, we also selectively seek incremental investment opportunities with venture market retail chains. Periodically, venture market opportunities arise where we feel that the real estate used by the tenant is of high quality and can be purchased at prices that are favorable in the marketplace. To meet our stringent investment standards, however, venture retail companies must have a well-defined retailing concept and strong financial prospects. These opportunities are examined on a case by case basis, and we are highly selective in making investments in this area.

The Internet has become an important delivery channel for many retail businesses, and our investment strategy has positioned us to compete in such an environment. Many research analysts and experts in retail trends believe that bricks and mortar retail businesses will successfully co-exist with Internet retail businesses. Many brick and mortar retailers have set up Internet sale sites to compliment their businesses. We believe that the companies most vulnerable, and possibly subject to the greatest impact from the Internet, are retail chains that sell books, consumer electronics, music, office supplies, and, possibly, pharmaceuticals.

Our exposure to these types of retail chains is minimal. We believe retail chains that provide services rather than goods, such as child care centers and auto service stores, as well as those that provide a service with their products, such as restaurants, convenience stores and home improvement stores, have tended to be less vulnerable to competition from the Internet than retailers that only sell goods. Historically, our investment focus has been on retail industries that have a service component because we believe the lease revenue from these types of businesses is more stable. Because of this investment focus, as of January 1, 2001, over 77% of our annualized revenue is derived from retailers with a service component in their business. We believe these service-oriented businesses would be difficult to duplicate over the Internet and, as a result, our property portfolio should be fairly well positioned for competition from Internet businesses.

Credit Strategy

We principally provide sale-leaseback financing primarily to less than investment grade retail chains. From 1970 through December 31, 2000, we have acquired and leased back to regional and national retail chains 1,067 properties (including 51 properties that have been sold) and have collected approximately 98% of the original contractual rent obligations on those properties. We believe that within this market we can achieve an attractive risk-adjusted return on the financing that we provide to retailers.

We believe that the primary financial obligations of most retailers typically include their bank and other debt, payment obligations to suppliers and real estate lease obligations. Because we own the land and buildings on which the tenant conducts its retail business, we believe that the risk of default on the retailers' lease obligations is less than the retailers' unsecured general obligations. It has been our experience that since retailers must retain their profitable retail locations in order to survive in the event of reorganization, they are less likely to reject a lease for a profitable location, which would terminate their right to use the property. Thus, as the property owner, we believe we will fare better than unsecured creditors of the same retailer in the event of reorganization. If a property is rejected by the tenant during the reorganization, we own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on the real estate leases can be further mitigated by monitoring the performance of the retailers' individual unit locations and selling those units that are weaker performers.

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

Acquisition Strategy

We seek to invest in industries in which several, well-organized, regional and national chains are capturing market share through service, quality control, economies of scale, mass media advertising, and the selection of prime retail locations. We execute our acquisition strategy by acting as a source of capital to regional and national retail chain stores in a variety of industries by acquiring, then leasing back their retail store locations. We undertake thorough research and analysis to identify appropriate industries, tenants, and property locations for investment.

Our research expertise is applied to uncover net-lease opportunities in markets where our real estate financing program adds value. In selecting real estate for potential investment, we generally seek to acquire properties that have the following characteristics:

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


Portfolio Management Strategy

The active management of the property portfolio is an essential component of our long-term strategy. We continually monitor our portfolio for changes that could affect the performance of the industries, tenants, and locations in which we have invested. The portfolio is analyzed on an ongoing basis with a view towards optimizing returns and enhancing the credit quality of the portfolio. Realty Income's investment committee meets frequently and is made up of our Chief Executive Officer and two Executive Vice Presidents. Our investment committee reviews industry research, tenant research, property due diligence, and significant portfolio management activities. This monitoring typically includes ongoing review and analysis of:

    -  The performance of various retail industries;
    - The operation, management, business planning, and financial condition of the tenants; and
    - The health of the individual markets in which we own properties, from both an economic and real estate standpoint.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sales proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease terms. As of December 31,

2000, we classified real estate with a carrying amount of $33.1 million as held for sale. Additionally, we anticipate selling properties from our portfolio, which have not yet been specifically identified. We anticipate we will receive up to $50 million in proceeds from the sale of properties during the next 12 months. We intend to invest these proceeds into new property acquisitions.


Capital Markets Strategy

We believe that we are best served by a conservative capital structure, with a majority of our capital consisting of equity. As of March 1, 2001, our total outstanding credit facility borrowings and outstanding notes were $387.3 million or approximately 33.3% of our total capitalization of $1.2 billion (defined as shares of our common stock outstanding multiplied by the last reported sales price of the common stock on the NYSE on March 1, 2001 of $25.27 per share plus the issuance value of the Class B Preferred Stock, the Class C Preferred Stock, the outstanding borrowings on the credit facilities and outstanding notes at March 1, 2001).

We have a $200 million revolving, unsecured acquisition credit facility that expires in December 2002 and a $25 million revolving, unsecured credit facility that expires in February 2003. As of March 1, 2001, the outstanding balance on the $200 million credit facility was $142.9 million with an effective interest rate of approximately 7.4%. At March 1, 2001, the outstanding balance on the $25 million credit facility was $14.4 million with an effective interest rate of approximately 7.6%. A commitment fee of 0.225% per annum accrues on the total credit commitment of each credit facility. The credit facilities have been and are expected to be used to acquire additional retail properties leased to regional and national retail chains under long term net lease agreements. The credit facilities have also been used to make capital contributions to subsidiaries for the purpose of funding the acquisition of properties.

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

We received investment grade credit ratings from Fitch IBCA Duff & Phelps; Moody's Investor Service, Inc.; and Standard & Poor's Rating Group in December 1996. Currently, Fitch IBCA Duff & Phelps has assigned a rating of BBB, Moody's has assigned a rating of Baa3, and Standard & Poor's has assigned a rating of BBB- to our senior unsecured debt. These ratings could change based upon, among other things, our results of operations and financial condition.

We have also received credit ratings from the same rating agencies on our preferred stock. Fitch IBCA Duff & Phelps has assigned a rating of BBB-, Moody's Investor Service, Inc. has assigned a rating of Ba1, and Standard & Poor's Rating Group has assigned a rating of BB+. These ratings could change based upon, among other things, our results of operations and financial condition.

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and investment grade long-term unsecured debt. We believe the majority of our future securities issuances should be in the form of common stock. We will issue common stock when we believe that the share price of our common stock is at a level that allows for the proceeds of any offering to be invested on an accretive basis into additional properties or to pay down any short-term borrowings on our credit facilities. In addition, we seek to maintain a conservative debt level on our balance sheet, which should result in conservative interest and fixed charge coverage ratios. We do not anticipate issuing significant amounts of additional debt until additional equity can also be issued to offset the increase in debt. If the share price levels do not increase and we do not issue additional equity or debt, we will reduce our level of property acquisitions. Under these circumstances, we intend to achieve our growth objectives by investing excess cash flow in additional retail properties or purchases of our outstanding securities. In addition, we intend to strategically sell properties when we believe the investment of the sale proceeds will generate higher returns or enhance the credit quality of our property portfolio.


Competitive Strategy

We believe that, to utilize our investment philosophy and strategy most successfully, we must seek to maintain the following competitive advantages:

- Size and Type of Investment Properties: We believe that smaller ($500,000 to $10,000,000) retail net-leased properties represent an attractive investment opportunity in today's real estate environment. Due to the complexities of acquiring and managing a large portfolio of relatively small assets, we believe that these types of properties have not experienced significant institutional participation or the corresponding yield reduction experienced by larger income producing properties. We believe the less intensive day to day property management required by net-lease agreements, coupled with the active management of a large portfolio of smaller properties, is an effective investment strategy. The tenants of our freestanding retail properties generally provide goods and services which satisfy basic consumer needs. In order to grow and expand, they generally need capital. Since the acquisition of real estate is typically the single largest capital expenditure of many of these retailers, our method of purchasing the property and then leasing it back under a net-lease arrangement allows the retail chain to free up capital.

- Investment in New Retail Industries: Though we specialize in single-tenant properties, we will seek to further diversify our portfolio among a variety of retail industries. We believe that diversification will allow us to invest in retail industries that are currently growing and have characteristics we find attractive. These characteristics include, but are not limited to, retail industries dominated by local operators where regional and national chain operators can gain market share and dominance through more efficient operations, as well as industries taking advantage of major demographic shifts in the population base. As of December 31, 2000, the properties in our portfolio were leased to retail tenants operating in 23 industries.

- Diversification: Diversification of the portfolio by retail industry type, tenant and geographic location is key to our objective of providing predictable investment results for our stockholders. We continuously seek to further diversify our portfolio. As of December 31, 2000, the properties in our portfolio were leased to 72 retail chains. These retail chains operate 957 of our properties located in 46 states.

- Management Specialization: We believe that our management's specialization in single-tenant retail properties operated under net-lease agreements is important to meeting our objectives. We plan to maintain this specialization and will seek to employ and train high-quality professionals in this specialized area of real estate ownership, finance and management.

- Technology: We intend to stay at the forefront of technology in our efforts to efficiently and economically carry out our operations. We maintain a sophisticated information system that allows us to analyze our portfolio's performance and actively manage our investments. We believe that technology and information-based systems will play an increasingly important role in our competitiveness as an investment manager and source of capital to a variety of industries and tenants.

                               PROPERTIES
                               ==========

As of December 31, 2000, we owned a diversified portfolio of 1,068 properties located in 46 states with over 9.0 million square feet of leasable space. In addition to our real estate portfolio, our subsidiary Crest Net Lease owned seven properties. Our property portfolio is leased to 72 retail chains doing business in 23 retail industries. At December 31, 2000, 1,038 or 97.2% of the 1,068 properties were under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance plus, typically, future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenant's gross sales above a specified level.

Our net-leased retail properties are primarily leased to regional and national retail chain store operators. The average leasable retail space of the 1,068 properties is approximately 8,400 square feet on approximately 60,200 square feet of land. Generally, buildings are single-story properties with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to a sufficient population base to constitute a suitable market or trade area for the retailer's business.

The following table sets forth-certain information regarding our properties classified according to the business of the respective tenants:

                             Percentage of Historical Rental Revenue
                                     for the Years Ended (1)
                       ----------------------------------------------------
                       Dec 31,  Dec 31,  Dec 31,  Dec 31,  Dec 31,  Dec 31,
Industry                2000     1999     1998     1997     1996     1995
--------------------   -------  -------  -------  -------  -------  -------
Apparel Stores            2.4%     3.8%     4.1%     0.7%      --%      --%
Automotive Parts          8.3      8.6      7.8      9.1     10.5     11.4
Automotive Service        5.8      6.6      7.5      6.4      4.8      3.7
Book Stores               0.5      0.5      0.6      0.5       --       --
Business Services         0.1      0.1        *       --       --       --
Child Care               24.7     25.3     29.2     35.9     42.0     45.6
Consumer Electronics      4.9      4.4      5.4      6.5      0.9       --
Convenience Stores        8.4      7.2      6.1      5.5      4.6      2.4
Craft and Novelty         0.4      0.4        *       --       --       --
Drug Stores               0.2      0.2      0.1       --       --       --
Entertainment             2.0      1.2       --       --       --       --
General Merchandise       0.6      0.6        *       --       --       --
Grocery Stores            0.6      0.5        *       --       --       --
Health and Fitness        2.4      0.6      0.1       --       --       --
Home Furnishings          5.8      6.5      7.8      5.6      4.4      2.9
Home Improvement          2.0      3.6        *       --       --       --
Office Supplies           2.3      2.6      3.0      1.7       --       --
Pet Supplies and
   Services               1.5      1.1      0.6      0.2       --       --
Private Education         1.4      1.2      0.9       --       --       --
Restaurants              12.3     13.3     16.2     19.8     24.4     24.7
Shoe Stores               0.8      1.1      0.8      0.2       --       --
Theaters                  2.7      0.6       --       --       --       --
Video Rental              3.9      4.3      3.8      0.6       --       --
Other                     6.0      5.7      6.0      7.3      8.4      9.3
--------------------   -------  -------  -------  -------  -------  -------
Totals                  100.0%   100.0%   100.0%   100.0%   100.0%   100.0%
====================   =======  =======  =======  =======  =======  =======

* Less than 0.1%

[FN]
(1) Does not include properties owned by Crest Net Lease which are held for sale. Crest Net Lease is a subsidiary of Realty Income.

Of the 1,068 properties in the portfolio at January 1, 2001, 1,063 were single-tenant properties with the remaining properties being multi-tenant properties. As of January 1, 2001, 1,038 of the 1,063 single-tenant properties, or 97.6%, were leased with an average remaining lease term (excluding extension options) of approximately 7.8 years.

The following table sets forth certain information regarding the timing of the initial lease term expirations (excluding extension options) on our 1,038 net leased, single-tenant retail properties as of January 1, 2001 (dollars in thousands).

               Number of                                 Percent of
                Leases             Annualized            Annualized
 Year         Expiring (1)         Rent (1)(2)              Rent
------        ------------       --------------          ----------
  2001             77                  5,780                 5.1%
  2002             81                  6,672                 5.9
  2003             73                  6,196                 5.5
  2004            117                 10,005                 8.9
  2005             84                  6,457                 5.7
  2006             28                  2,573                 2.3
  2007             94                  6,425                 5.7
  2008             66                  5,766                 5.1
  2009             31                  3,460                 3.1
  2010             44                  3,811                 3.4
  2011             39                  5,837                 5.2
  2012             49                  5,714                 5.1
  2013             75                 12,746                11.3
  2014             40                  6,597                 5.9
  2015             37                  4,294                 3.8
  2016             13                  1,260                 1.1
  2017             11                  4,130                 3.7
  2018             16                  1,616                 1.4
  2019             50                  8,667                 7.7
  2020              9                  2,920                 2.6
  2033              2                  1,118                 1.0
  2034              2                    570                 0.5
               -------             ----------             -------
  Totals        1,038               $112,614               100.0%
               =======             ==========             =======

[FN]
(1) This table does not include five multi-tenant properties and 25 vacant, unleased single-tenant properties owned by the Company and seven properties owned by Crest Net Lease. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

(2) Annualized Rent is calculated by multiplying the monthly contractual base rent as of January 1, 2001 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $2.0 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level.) For properties under construction, an estimated contractual base rent based upon the estimated total costs of each property is used.

The following table sets forth certain state-by-state information regarding Realty Income's portfolio at January 1, 2001 (dollars in thousands).

                                   Approximate             Percent of
              Number of   Percent   Leasable    Annualized Annualized
State       Properties(1) Leased   Square Feet  Rent(1)(2)    Rent
----------  ------------- -------  -----------  ---------- ----------
Alabama             9       100%     120,100    $    883       0.8%
Alaska              1       100       70,600         285       0.2
Arizona            29        97      182,500       2,753       2.3
Arkansas            5       100       36,700         614       0.5
California         56        98      962,500      13,370      11.3
Colorado           44       100      267,600       3,978       3.4
Connecticut        10       100      223,800       2,983       2.5
Delaware            1       100        5,400          72       0.1
Florida            87        91      966,600      11,854      10.0
Georgia            60        95      428,400       5,675       4.8
Idaho              11       100       52,000         780       0.7
Illinois           35       100      259,100       3,755       3.2
Indiana            29        97      170,400       2,194       1.9
Iowa               10       100       67,900         703       0.6
Kansas             22       100      235,600       2,609       2.2
Kentucky           13       100       43,500       1,105       0.9
Louisiana           5       100       39,600         508       0.4
Maryland            8       100       48,300         747       0.6
Massachusetts       8       100       53,900       1,102       0.9
Michigan           10       100       68,100         986       0.8
Minnesota          25        96      261,500       2,551       2.2
Mississippi        16       100      152,100       1,287       1.1
Missouri           33       100      204,700       2,585       2.2
Montana             2       100       30,000         286       0.2
Nebraska           10        90       98,400       1,091       0.9
Nevada              6        86       81,300       1,253       1.1
New Hampshire       1       100        6,400         133       0.1
New Jersey          4       100       45,400         668       0.6
New Mexico          5        80       46,000         180       0.2
New York           20       100      253,300       4,850       4.1
North Carolina     32        94      171,400       2,829       2.4
North Dakota        1       100       22,000          65       0.1
Ohio               67       100      382,200       5,571       4.7
Oklahoma           17       100      102,200       1,311       1.1
Oregon             19       100      210,800       2,081       1.8
Pennsylvania       23       100      168,300       2,310       2.0
South Carolina     48       100      147,000       3,987       3.4
South Dakota        2       100       12,600         172       0.2
Tennessee          25        96      221,300       2,678       2.3
Texas             154        97    1,284,000      13,961      11.8

(table continued next page)

                                                           Page 19

(table continued)

            Number of     Percent   Leasable    Annualized Annualized
State       Properties(1) Leased   Square Feet  Rent(1)(2)    Rent
----------  ------------- -------  -----------  ---------- ----------
Utah                8        88       51,700         634       0.5
Virginia           30        97      268,900       4,601       3.9
Washington         43       100      284,500       3,492       3.0
West Virginia       2       100       16,800         158       0.1
Wisconsin          18       100      167,700       2,057       1.7
Wyoming             4       100       20,100         265       0.2
                ------    ------   ---------   ----------   -------
Totals/Average  1,068        98%   9,013,200    $118,012     100.0%
                ======    ======   =========   ==========   =======

[FN]
(1) Does not include seven properties owned by Crest Net Lease which are held for sale. Crest Net Lease is a subsidiary of Realty Income
Corporation.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of January 1, 2001 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $2.0 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent based upon the estimated total costs of each property is used.
























                                                             Page 20

The following table sets forth certain information regarding the properties owned by Realty Income as of January 1, 2001, classified according to the business of the respective tenants (dollars in thousands).
                                                           Percent of
                               Number of     Annualized    Annualized
Industry                     Properties (1)   Rent (1)(2)     Rent
--------                     -------------   ------------  ----------
Tenants providing services
--------------------------
Automotive Service                  100      $   6,814         5.8%
Child Care                          333         28,868        24.5
Entertainment                         6          1,808         1.5
Health and Fitness                    7          3,940         3.4
Private Education                     6          1,703         1.4
Theaters                             10          5,209         4.4
Other                                 9          6,868         5.8
                               ----------    ----------   ----------
                                    471         55,210        46.8
                               ----------    ----------   ----------
Tenants selling goods and services
----------------------------------
Automotive Parts                     63          5,505         4.7
Business Services                     1            124         0.1
Convenience Stores                  103          9,885         8.4
Home Improvement                     15            187         0.2
Pet Supplies and Services             6          1,231         1.0
Restaurants                         172         14,170        12.0
Video Rental                         35          4,510         3.8
                               ----------    ----------   ----------
                                    395         35,612        30.2
                               ----------    ----------   ----------
Tenants selling goods
---------------------
Apparel Stores                        4          2,799         2.4
Automotive Parts                     78          4,483         3.8
Book Stores                           2            572         0.5
Consumer Electronics                 37          4,982         4.2
Craft and Novelty                     2            425         0.4
Drug Stores                           1            235         0.2
General Merchandise                  11            687         0.6
Grocery Stores                        2            726         0.6
Home Furnishings                     38          7,070         6.0
Home Improvement                     13          1,377         1.1
Office Supplies                       8          2,476         2.1
Pet Supplies                          2            468         0.4
Shoe Stores                           4            890         0.7
                               ----------    ----------   ----------
                                    202         27,190        23.0
                               ----------    ----------   ----------
TOTALS                            1,068      $ 118,012       100.0%
                               ==========    ==========   ==========
                                                             Page 21

[FN]
(1) Does not include seven properties owned by Crest Net Lease which are held for sale. Crest Net Lease is a subsidiary of Realty Income
Corporation.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of January 1, 2001 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $2.0 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent based upon the estimated total costs of each property is used.


Description of Leasing Structure

At December 31, 2000, 1,038 or 97.2% of the Company's 1,068 properties were leased pursuant to net leases. In most cases, the leases:

1. Were for initial terms of from 10 to 20 years with the tenant having an option to extend the initial term;

2. Require the tenant to pay property taxes, insurance, and expenses of maintaining the property;

3. Provide for a minimum base rent plus future increases (typically subject to ceilings) based on increases in the consumer price index, additional rent based upon the tenant's gross sales above a specified level (i.e., percentage rent) or fixed increases. Where leases provide for rent increases based on increases in the consumer price index, generally these increases permanently become part of the base rent. Where leases provide for percentage rent, this additional rent is typically payable only if the tenant's gross sales for a given period (usually one year) exceed a specified level, and then is typically calculated as a percentage of only the amount of gross sales in excess of that level.


Matters Pertaining to Certain Properties and Tenants
----------------------------------------------------

Twenty-five of our properties were available for lease as of January 1, 2001, all of which are single-tenant properties. Two of the properties had been previously leased to an automotive service facility operator, four to a child care operator, one to an entertainment facility operator, one to a home furnishings store operator, 13 to home improvement operators, three to restaurant operators and one to a shoe store operator. As of January 1, 2001, 17 of our properties under lease were available for sublease by the tenants, all of which were current with their rent and other obligations.



                                                           Page 22

Our two largest tenants are Children's World Learning Centers and La Petite Academy, which accounted for approximately 12.7% and 10.6%, respectively, of our rental revenue for the year ended December 31, 2000. No other tenant comprised 10% or more of our rental revenue. In general, a downturn in the industry represented by these tenants, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in this industry, which in turn could materially adversely affect our financial position and results of operations and our ability to make distributions to stockholders and debt service payments. In addition, a substantial number of our properties are leased to middle market retail chains which generally have more limited financial and other resources than certain upper market retail chains, and therefore are more likely to be adversely affected by a downturn in their respective business or in the regional or national economy generally.

Our tenants in the child care and restaurant industries accounted for approximately 24.7% and 12.0%, respectively, of our rental revenue for the year ended December 31, 2000. A downturn in any of these industries generally, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in those industries, which in turn could materially adversely affect our financial position and results of operations and our ability to make distributions to stockholders and debt service payments.

During the first half of 2000 we successfully resolved a situation involving the vacancy of 11 of our 34 properties leased to Econo Lube 'N Tune. This situation had nominal impact on our operating results during 2000. We believe we will complete the re-leasing of the remaining two properties during the first half of 2001 and will ultimately obtain 90% or more of the lease revenue previously derived from Econo Lube 'N Tune.

During the last six months, we made progress in the re-lease of the 21 properties formerly occupied by Flooring America that became vacant during the third quarter of 2000. As of March 1, 2001, transactions were underway or completed on 11 of the 21 properties, which leaves us with just 10 properties to be re-leased or sold. The Flooring America stores are generally in excellent retail locations that lend themselves to a wide variety of retail uses. In addition, the rents previously received on these properties were mainly at prevailing market rents. We believe we will complete the re-leasing of the remaining 10 properties during the first half of 2001 and will ultimately obtain 90% or more of the lease revenue previously derived from Flooring America.


Development of Certain Properties

Of the 13 properties we acquired in 2000 and nine properties acquired by Crest Net Lease in 2000, all but one were occupied as of March 1, 2001. The remaining property was pre-leased and under construction pursuant to a contract under which the tenant has agreed to develop the properties (with development costs funded by Crest Net Lease) with rent commencing when the premises open for business. In the case of development properties, we
                                                             Page 23

either enter into an agreement with a retail chain where the retailer retains a contractor to construct the improvements and we fund the costs of that development, or we fund a developer who constructs the improvements. In either case, there is an executed lease and there is a requirement to complete the construction on a timely basis, generally within eight months after we purchase the land. Generally, the tenant or developer is required to pay construction cost overruns to the extent they exceed the construction budget by more than a predetermined amount. We also enter into a lease with the tenant at the time we purchase the land, which generally requires that the tenant begin paying base rent, calculated as a percentage of our acquisition cost for the property, including construction costs and capitalized interest, when the premises open for business.
During 2000, we acquired two development properties, and Crest Net Lease acquired two development properties, three of which have been completed, were operating and generating rent as of March 1, 2001. Both Realty Income and Crest Net Lease will continue to seek to acquire land for development under similar arrangements.


                       DISTRIBUTION POLICY
                       ===================

Distributions are paid to our common stockholders and Class C Preferred stockholders on a monthly basis and paid to our Class B Preferred stockholders on a quarterly basis if, as and when declared by our Board of Directors. The Class B Preferred stockholders receive cumulative distributions at a rate of 9.375% per annum on the $25 per share liquidation preference (equivalent to $2.3436 per annum per share). The Class C Preferred stockholders receive cumulative distributions at a rate of 9.5% per annum on the $25 per share liquidation preference (equivalent to $2.3748 per annum per share).

The March 2001 distribution of $0.185 per common share represents a current annualized distribution of $2.22 per share, and an annualized distribution yield of approximately 8.8% based on the last reported sale price of $25.27 of our common stock, on the NYSE on March 1, 2001. In order to maintain our tax status as a REIT for federal income tax purposes, we are generally required to distribute dividends to our stockholders aggregating annually at least 95% (90% beginning in 2001) of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains). In 2000, our distributions totaled approximately 119.0% of our REIT taxable income. We intend to continue to make distributions to our stockholders that are sufficient to meet this requirement.

Future distributions by us will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code, our debt service requirements and other factors as the Board of Directors may deem relevant. In addition, our credit facilities contain financial covenants which could limit the amount of distributions payable by us in the event of

                                                             Page 24

a deterioration in the results of operations or financial condition of the Company, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facilities.

Distributions by us to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction in the stockholders' basis in its stock to the extent of that basis, and thereafter as a capital gain. Approximately 19.0% of the distributions made or deemed to have been made in 2000 were classified as a return of capital for federal income tax purposes. We are unable to predict the portion of 2001 or future distributions that may be classified as a return of capital since the amount depends on our taxable income for the entire year.


                              OTHER ITEMS
                              ===========

Competition for Acquisition of Real Estate

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

Environmental Liabilities

Investments in real property can create a potential for environmental liability. An owner of property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We face such liability regardless of:

    - Our knowledge of the contamination;
    - The timing of the contamination;
                                                             Page 25

    - The cause of the contamination; or
    - The party responsible for the contamination of the property.

We are not aware of any material environmental problems at this time; however, there may be environmental problems associated with our properties of which we are unaware. In that regard, a number of our properties are leased to operators of oil change and tune-up facilities, and convenience stores that sell petroleum-based fuels. These facilities, or other of our properties, use, or may have used in the past, underground tanks for the storage of petroleum-based or waste products which could create a potential for release of hazardous substances.

The presence of hazardous substances on a property may adversely affect our ability to sell that property, and we may incur substantial remediation costs. Although our leases generally require our tenants to operate in compliance with all applicable federal, state and local laws, ordinances and regulations and to indemnify us against any environmental liabilities arising from the tenants' activities on the property, we could nevertheless be subject to strict liability by virtue of our ownership interest, and there can be no assurance that our tenants would satisfy their indemnification obligations under the leases.

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

Since December 1996, the Company has maintained an environmental insurance policy on the property portfolio. The limit of the policy is $5 million per occurrence and $25 million in the aggregate, subject to a $100,000 self insured retention per occurrence. There is a sublimit on properties with underground storage tanks of $1 million per occurrence and $5 million in the aggregate, subject to a $25,000 self insured retention per occurrance.


Taxation of the Company

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

We cannot assure you that legislation, new regulations, administrative interpretations or court decisions will leave unchanged the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

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

Even if we qualify for and maintain our REIT status, we are subject to certain federal, state and local taxes on our income and property. For example, if we have net income from a prohibited transaction, that income will be subject to a 100% tax. Our subsidiary Crest Net Lease is subject to federal and states taxes at the applicable tax rates on its income and property.


Effect of Distribution Requirements

To maintain our status as a REIT for federal income tax purposes, we generally are required to distribute to our stockholders at least 95% (90% beginning in 2001) of our taxable income each year. This taxable income is determined without regard to the dividends paid deduction and by excluding net capital gains.

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


Dilution of Common Stock

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


Real Estate Ownership Risks

We are subject to all of the general risks associated with the ownership of real estate. In particular, we face the risk that rental revenue from the properties will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. Additional real estate ownership risks include:

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

Dependence On Key Personnel

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

                              Price Per Share
                              of Common Stock
                            -------------------    Distributions
2000                          High        Low       Declared (1)
-----------------------------------------------------------------
First quarter               $22.0000    $19.2500       $0.54125
Second quarter               24.6250     19.3750        0.54500
Third quarter                24.5000     22.1250        0.54875
Fourth quarter               25.5000     22.5000        0.55250
                                                       --------
                                                       $2.18750
                                                       ========

[FN]
(1) Common stock distributions currently are declared monthly by us based on financial results for the prior months. At December 31, 2000 a distribution of $0.185 per common share had been declared and was paid on January 16, 2001.

                              Price Per Share
                              of Common Stock
                            -------------------     Distributions
1999                          High        Low          Declared
-----------------------------------------------------------------
First quarter               $24.8750    $20.3750       $0.5125
Second quarter               25.0000     20.8125        0.5200
Third quarter                24.3125     22.3125        0.5275
Fourth quarter               23.6250     20.0000        0.5350
                                                       -------
                                                       $2.0950
                                                       =======

B. There were approximately 12,800 holders of record of Realty Income's shares of common stock as of March 1, 2001.

ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------
(not covered by Independent Auditors' Report)

                        As of or for the years ended December 31,
                      (dollars in thousands, except per share data)
                   --------------------------------------------------
                      2000       1999       1998       1997       1996
                   ========== ========== ========== ========== ==========
Total assets
 (book value)      $  934,766 $  905,404 $  759,234 $  577,021 $  454,097
Cash and cash
 equivalents            3,815        773      2,533      2,123      1,559
Lines of credit and
 notes payable        404,000    349,200    294,800    132,600     70,000
Total
 liabilities          419,197    370,573    309,025    143,706     79,856
Stockholders'
 equity               515,569    534,831    450,209    433,315    374,241
Net cash provided
 by operating
 activities            56,590     72,154     64,645     52,692     48,073
Net change in
 cash and cash
 equivalents            3,042     (1,760)       410        564        (91)
Total revenue         118,310    104,510     85,132     67,897     56,957
Income from
 operations            48,076     45,295     41,004     33,688     30,768
Gain on sales
 of properties          6,712      1,301        526      1,082      1,455
Extraordinary item         --       (355)        --         --         --
Cumulative effect of
 change in accounting
 principle                 --         --       (226)        --         --
Net income             54,788     46,241     41,304     34,770     32,223
Preferred stock
 dividends             (9,712)    (5,229)        --         --         --
Net income available
 to common
 stockholders          45,076     41,012     41,304     34,770     32,223
Distributions
 paid to common
 stockholders          58,262     55,925     52,301     44,367     48,079

(table continued on next page)






                                                               Page 31

(table continued)
                        As of or for the years ended December 31,
                      (dollars in thousands, except per share data)
                   --------------------------------------------------
                      2000       1999       1998       1997       1996
                   ========== ========== ========== ========== ==========

Ratio of earnings to
 fixed charges (1)       2.6x       2.7x       3.8x       5.1x      13.7x
Ratio of earnings to
 combined fixed
 charges and
 preferred stock
 dividends (1)           2.0x       2.3x       3.8x       5.1x      13.7x
Basic and diluted
 net income per
 common share            1.69       1.53       1.55       1.48       1.40
Distributions
 paid per common
 share (2)             2.1825      2.085      1.965      1.893      2.093
Distributions
 declared per common
 share                 2.1875      2.095      1.975      1.895      1.710
Basic weighted
 average number
 of common shares
 outstanding       26,684,598 26,822,285 26,629,936 23,568,831 22,976,789
Diluted weighted
 average number
 of common shares
 outstanding       26,700,806 26,826,090 26,638,284 23,572,715 22,977,837

[FN]
(1) Ratio of Earnings to Fixed Charges is calculated by dividing earnings by fixed charges. For this purpose, earnings consist of net income before interest expense. Fixed charges are comprised of interest costs (including capitalized interest) and the amortization of debt issuance costs.

(2) 1996 distributions paid per common share includes a special distribution of $0.23 per share.











                                                               Page 32

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

GENERAL
-------

Realty Income Corporation, "The Monthly Dividend Company", a Maryland corporation ("Realty Income", the "Company", "us", "we" or "our") is organized to operate as an equity real estate investment trust ("REIT"). We are a fully integrated self-administered real estate company with in-house acquisition, leasing, legal, retail research, real estate research, portfolio management and capital markets expertise. As of December 31, 2000, we owned a diversified portfolio of 1,068 retail properties located in 46 states with over 9.0 million square feet of leasable space.

Our primary business objective is to generate dependable monthly dividends from a consistent and predictable level of funds from operations ("FFO") per share. Additionally, we generally will seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash Reserves

Realty Income is organized for the purpose of operating as an equity REIT which acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At December 31, 2000, we had cash and cash equivalents totaling $3.8 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facilities.


Capital Funding

We have a $200 million, three-year revolving, unsecured acquisition credit facility that expires in December 2002 and a $25 million, three-year revolving, unsecured credit facility that expires in February 2003. The credit facilities currently bear interest at 1.225% over the London Interbank Offered Rate, or LIBOR, and offer us other interest rate options. As of March 1, 2001, borrowing capacity of $67.7 million was available on our credit facilities. At that time, the outstanding balance on the credit facilities was $157.3 million with an effective interest rate of 7.4%.
                                                             Page 33

These credit facilities have been and are expected to be used to acquire additional retail properties leased to national and regional retail chains under long-term lease agreements. Any additional borrowings will increase our exposure to interest rate risk.

In June 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $400 million in value of common stock, preferred stock and debt securities. Through March 1, 2001, we have issued $34.5 million of common stock, preferred stock and debt securities under the universal shelf registration statement.

We believe that our shareholders are best served by a conservative capital structure. As of March 1, 2001, our total outstanding credit facility borrowings and outstanding notes were $387.3 million or approximately 33.3% of our total capitalization of $1.2 billion (defined as shares of our common stock outstanding multiplied by the last reported sales price of the common stock on the NYSE on March 1, 2001 of $25.27 per share plus the liquidation value of the Class B Preferred Stock, the Class C Preferred Stock, the outstanding borrowings on the credit facilities and outstanding notes at March 1, 2001).

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and investment grade long-term unsecured debt. We believe that the Company should have the majority of its future issuances of securities be in the form of common stock. We will issue common stock when we believe that the share price of our common stock is at a level that allows for the proceeds of any offering to be invested on an accretive basis into additional properties or to pay down any short-term borrowings on our credit facilities. In addition, we seek to maintain a conservative debt level on our balance sheet, which should result in solid interest and fixed charge coverage ratios. We do not anticipate issuing significant amounts of additional debt until additional equity can also be issued to offset the increase in debt. If the share price levels do not increase and we do not issue additional equity or debt, we will reduce our level of property acquisitions. Under these circumstances, we intend to achieve our growth objectives by investing excess cash flow in additional retail properties and repurchases of our outstanding securities. In addition, we intend to strategically sell properties when we believe the investment of the sale proceeds will generate higher returns or enhance the credit quality of our property portfolio.

We received investment grade corporate credit ratings on our senior unsecured debt from Fitch IBCA Duff & Phelps; Moody's Investor Service, Inc.; and Standard & Poor's Rating Group in December 1996. Currently, Fitch IBCA Duff & Phelps has assigned a rating of BBB, Moody's has assigned a rating of Baa3, and Standard & Poor's has assigned a rating of BBB- to our senior debt. These ratings could change based upon, among other things, our results of operations and financial condition.

We have also received credit ratings from the same rating agencies on our preferred stock. Fitch IBCA Duff & Phelps has assigned a rating of BBB-, Moody's Investor Service, Inc. has assigned a rating of Ba1, and Standard &
                                                             Page 34

Poor's Rating Group has assigned a rating of BB+. These ratings could change based upon, among other things, our results of operations and financial condition.


Stock and Senior Debt Repurchase Program

In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common and preferred shares and senior debt securities. During 2000, we purchased 284,500 shares of our common stock at an average price of $21.87 and 14,300 shares of our Class B preferred stock at an average price of $19.27, for a total investment of $6.5 million. The purchases were funded from excess cash flow.


Property Acquisitions

During 2000, we acquired 13 additional properties (the "New Properties") located in nine states. During 2000, we invested $70.0 million in the New Properties, which includes investments of $16.8 million for properties under development during 2000. Estimated unfunded development costs on properties under construction at December 31, 2000 totaled $874,000. During 2000, we capitalized $308,000 for re-leasing costs and $90,000 for building improvements on existing properties in our portfolio.

The weighted average annual unleveraged return on the $70.1 million invested in 2000 is estimated to be 10.8%, computed as estimated contractual net operating income (which in the case of a net leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs. Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will not differ from the foregoing percentage.

The New Properties will contain approximately 676,100 leasable square feet and are 100% leased under net leases, with an average initial lease term of
18.3 years. As of December 31, 2000, two of the New Properties are pre-leased and under construction, pursuant to contracts under which the tenants have agreed to develop the properties (with development costs funded by Realty Income) and both began paying rent in March 2001.

During 1999, we acquired 110 additional properties (the "1999 Properties") and invested $181.4 million in the 1999 Properties and properties under development. During 1999, we also paid $242,000 for lease commissions and $148,000 for building improvements on existing properties in our portfolio. The weighted average annual unleveraged return on the $181.4 million invested in 1999 is estimated to be 10.5%, computed in the same manner as 2000's estimated weighted average annual unleveraged return. These 110 properties contain approximately 948,000 leasable square feet and are 100% leased under net leases, with an average initial lease term of 17.4 years.

Formation of Crest Net Lease

In January 2000, we acquired 95% of the common stock of Crest Net Lease, Inc., all of which is non-voting. Certain members of our management and Crest Net Lease management own 5% of the common stock, all of which is voting stock. Crest Net Lease was created to buy, own and sell properties, primarily to buyers using tax-deferred exchanges, under Section 1031 of the Internal Revenue Code of 1986, as amended.

During 2000, we invested $8.6 million in Crest Net Lease common stock. In February 2000, we entered into a $25 million, revolving credit facility with Crest Net Lease. The financial statements of Crest Net Lease have been consolidated into Realty Income's financial statements. All material intercompany transactions have been eliminated in consolidation.

During 2000, Crest Net Lease invested $28.6 million in nine retail properties. Estimated unfunded development costs on two properties under construction at December 31, 2000 totaled $1.2 million. These nine properties will contain approximately 398,100 leasable square feet and were 100% leased, with an average initial lease term of 19.0 years.

During 2000, Crest Net Lease sold two properties for $6.2 million and we recognized a gain of $766,000, before income taxes. The seven properties held for sale by Crest Net Lease at December 31, 2000 are anticipated to be sold within six months.

The following is a summary of Crest Net Lease's balance sheet as of December 31, 2000 (dollars in thousands):

           Real estate held for sale            $ 23,619
           Other assets                              284
                                                --------
               Total assets                     $ 23,903
                                                ========

           Liabilities                          $ 14,390
           Stockholders' equity                    9,513
                                                --------
               Total liabilities and
                  stockholders' equity          $ 23,903
                                                ========

The following is a summary of Crest Net Lease's statement of net income for the year ended December 31, 2000 (dollars in thousands):

                                       Year
                                      ended
                                    12/31/00
                                     -------
         Rent & other revenue        $ 1,874
         Expenses                      1,029
         Income taxes                    332
                                     -------
         Net income                  $   513
                                     =======


Distributions

We pay monthly distributions to our common stockholders. We paid cash distributions to our common stockholders of $58.3 million in 2000, $55.9 million in 1999 and $52.3 million in 1998.

We pay quarterly distributions to our Class B preferred stockholders. We paid cash distributions to our Class B preferred stockholders of $6.4 million in 2000 and $3.9 million in 1999. Our Class B preferred stock was issued in May 1999.

We pay monthly distributions to our Class C preferred stockholders. We paid cash distributions to our Class C preferred stockholders of $3.3 million in 2000 and $1.4 million in 1999. Our Class C preferred stock was issued in July 1999.


FUNDS FROM OPERATIONS ("FFO")
-----------------------------

FFO for 2000 increased by $1.3 million or 2.0% to $67.2 million versus $65.9 million during 1999. FFO during 1998 was $62.8 million. The following is a reconciliation of net income available to common stockholders to FFO and information regarding distributions paid and the diluted weighted average number of shares outstanding for 2000, 1999 and 1998 (dollars in thousands):

                                         2000        1999        1998
                                      --------    --------    --------
Net income available to common
  stockholders                     $    45,076  $    41,012  $   41,304
Plus:
  Depreciation and amortization         29,003       25,952      21,935
  Extraordinary item                        --          355          --
  Cumulative effect of change in
    accounting principle                    --           --         226
Less:
  Depreciation of furniture, fixtures
    and equipment and amortization of
    organization costs                    (128)        (101)       (140)
  Gain on sales of investment
    properties                          (6,712)      (1,301)       (526)
                                      --------     --------    --------
Funds from operations              $    67,239  $    65,917  $   62,799
                                      ========     ========    ========

Distributions paid to
  common stockholders              $    58,262  $    55,925  $   52,301
FFO in excess of distributions
  to common stockholders           $     8,977  $     9,992  $   10,498
Diluted weighted average
  number of shares outstanding      26,700,806   26,826,090  26,638,284

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

FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of Realty Income's performance. In addition, FFO should not be considered as an alternative to reviewing our cash flows from operating, investing, and financing activities as a measure of liquidity, of our ability to make cash distributions or our ability to pay interest payments.

RESULTS OF OPERATIONS
---------------------

The Following is a Comparison of Our Results of Operations for the Year Ended December 31, 2000 to the Year Ended December 31, 1999.

Revenue

Rental revenue was $117.2 million for 2000 versus $104.3 million for 1999, an increase of $12.9 million, or 12.4%. The increase in rental revenue was primarily due to the acquisition of 110 properties during 1999. These properties generated revenue of $15.4 million in 2000 compared to $6.9 million in 1999, an increase of $8.5 million. Included in rental revenue for 2000 is $1.2 million from properties owned by Crest Net Lease, which are held for sale.

Of the 1,068 properties in the portfolio as of December 31, 2000, 1,063 are single-tenant properties with the remaining properties being multi-tenant properties. Of the 1,063 single-tenant properties, 1,038, or 97.6%, were net leased with an average remaining lease term (excluding extension options) of approximately 7.8 years. Of our 1,038 leased single-tenant properties, 1,027 or 98.9% were under leases that provide for increases in rents through:

  - Base rent increases tied to a consumer price index with adjustment ceilings;
  -  Overage rent based on a percentage of the tenants' gross sales; or
  -  Fixed increases.

Some leases contain more than one of these clauses. Percentage rent, which is included in rental revenue, was $2.0 million during 2000 and $1.7 million during 1999. Same store rents generated on 894 leased properties owned during all of both 2000 and 1999 increased by $1.5 million or 1.7%, to $91.0 million from $89.5 million.

Many of our leases call for rent increases every five years. Over the past four years we have acquired approximately $587 million in new properties that now represent approximately 54% of our portfolio, excluding Crest Net Lease properties. Many of these properties are due to generate their initial rent increases from 2002 to 2004. As such, we believe our same store rent growth is likely to accelerate with the onset of rent increases from the newer properties over the next few years.

Our portfolio of quality retail real estate owned under 10-20 year net leases continues to perform well and provide dependable lease revenue supporting the payment of monthly dividends. At December 31, 2000, our property portfolio of 1,068 properties was 97.7% leased with only 25 properties available for lease.

Of the 25 properties not leased at December 31, 2000, transactions to lease or sell 10 properties were underway or completed. We anticipate these transactions to be completed during the first half of 2001; although we
                                                           Page 39

cannot assure you that all of these properties can be sold or leased within this period.

During the first half of 2000 we successfully resolved a situation involving the vacancy of 11 of our 34 properties leased to Econo Lube 'N Tune. This situation had nominal impact on our operating results during 2000. We believe we will complete the re-leasing of the remaining two properties during the first half of 2001 and will ultimately obtain 90% or more of the lease revenue previously derived from Econo Lube 'N Tune.

During the last six months, we made progress in the re-lease of 21 properties formerly occupied by Flooring America that became vacant during the third quarter. As of March 1, 2001, transactions were underway or completed on 11 of the 21 properties, which leaves us with just 10 properties to be re-leased or sold. The Flooring America stores are generally in excellent retail locations that lend themselves to a wide variety of retail uses. In addition, the rents previously received on these properties were mainly at prevailing market rents. We believe we will complete the re-tenanting of the remaining 10 properties during the first half of 2001 and will ultimately obtain 90% or more of the lease revenue previously derived from Flooring America.

During 2000, Crest Net Lease sold two properties for $6.2 million and we recognized a gain on the sales of $766,000, before income taxes. As of December 31, 2000, Crest Net Lease has $23.6 million invested in seven properties held for sale. It is Crest Net Lease's intent to carry an average inventory of between $20.0 to $25.0 million in real estate on an ongoing basis. Crest generates an earnings spread on the differential between the lease payments it receives and the cost of capital used to acquire the properties. It is our belief that at this level of inventory, these earnings will more than cover the ongoing operating expenses of Crest Net Lease.

Expenses

The following is a summary of the five components of interest expense for 2000 and 1999 (dollars in thousands):
                                      2000        1999      Net Change
                                    -------     -------     ----------
Interest on outstanding
  loans and notes                  $ 30,259    $ 24,254      $  6,005
Amortization of settlements
  on treasury lock agreements           756         756            --
Credit facility commitment fees         508         268           240
Amortization of credit facility
  origination costs and deferred
  bond financing costs                1,072         839           233
Interest capitalized                 (1,048)     (1,644)          596
                                   --------    --------      --------
Interest expense                   $ 31,547    $ 24,473      $  7,074
                                   ========    ========      ========
                                                           Page 40

Credit facilities and
notes outstanding
(dollars in thousands)
Years ended, December 31,             2000        1999      Net Change
----------------------------       --------    --------     ----------
Average outstanding balances       $384,921    $325,564      $59,357
Average interest rates                 7.86%       7.45%

Interest on outstanding loans and notes was $6.0 million higher in 2000 than in 1999 primarily due to an increase of $59.4 million in the average outstanding balances and an increase of 41 basis points in our average interest rate. The average borrowing rate on our credit facilities during 2000 was 7.67%, or 150 basis points higher than our average borrowing rate during 1999. During 2000, LIBOR increased, which increased the average borrowing rate on our credit facilities. During January 2001, the Federal Reserve decreased the federal funds rate twice by a total of 100 basis points. Correspondingly, LIBOR has declined which is anticipated to have a positive impact on our 2001 average borrowing rate and FFO.

Our debt service coverage ratio for the year ended December 31, 2000 and 1999 was 3.5 times and 3.9 times, respectively. Debt service coverage ratio is calculated as follows: earnings (income from operations) before interest, taxes and depreciation and amortization (EBITDA) divided by interest expense. Our EBITDA for the year ended December 31, 2000 and 1999 was $109.4 million and $96.2 million, respectively. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Depreciation and amortization was $29.0 million in 2000 versus $26.0 million in 1999. The increase in 2000 was primarily due to depreciation of the properties acquired in 1999.

General and administrative expenses increased by $301,000 to $6.8 million in 2000 versus $6.5 million in 1999. General and administrative expenses as a percentage of revenue decreased to 5.8% in 2000 as compared to 6.3% in 1999. Included in general and administrative expenses for 2000 are $305,000 of expenses attributable to Crest Net Lease.

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At
December 31, 2000, 25 properties were available for lease, as compared to 17 at December 31, 1999.


                                                           Page 41

Property expenses were $2.0 million in 2000 and $1.8 million in 1999. The $210,000 increase in property expenses is primarily attributable to costs associated with properties available for lease.

Other expenses were $813,000 in 2000 and $430,000 in 1999. Other expenses are Crest Net Lease income taxes and Realty Income state and local income taxes. The increase in 2000 is primarily attributable to Crest Net Lease state and federal income taxes of $332,000.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We did not take a provision for impairment in 2000, 1999 or 1998.

During 2000, we sold 21 properties for a total of $45.2 million and recognized a gain of $6.7 million. Included in the 21 properties sold during 2000, are two properties leased by one of our tenants that we exchanged, valued at $22.7 million, for two other properties owned by that tenant. During 1999, we sold three properties for $9.4 million and recognized a gain of $1.3 million.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sales proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease terms. As of December 31, 2000, we classified real estate with a carrying amount of $33.1 million as held for sale. Additionally, we anticipate selling properties from our portfolio, which have not yet been specifically identified. We anticipate we will receive up to $50 million in proceeds from the sale of properties during the next 12 months. We intend to invest these proceeds into new property acquisitions.

In December 1999, our $170 million credit facility was canceled simultaneously with the execution of our $200 million credit facility. Unamortized fees of $355,000 relating to the $170 million credit facility were charged in 1999 as extraordinary loss on early extinguishment of the credit facility.

We paid preferred stock dividends of $9.7 million in 2000 and $5.2 million in 1999. Our outstanding preferred stock was issued during the second and third quarters of 1999.


Net Income Available to Common Stockholders

In 2000, our net income available to common stockholders increased 10.0%, to $45.1 million versus $41.0 million in 1999.

The calculation to determine net income available to common stockholders includes gains and losses from the sale of investment properties. The


                                                           Page 42

amount of gain and losses varies from year to year based on the timing of property sales and can significantly impact net income available to common stockholders. The gain recognized from property sales during 2000 was $5.4 million greater than the gain recognized from property sales during 1999.

The Following is a Comparison of Our Results of Operations for the Year Ended December 31, 1999 to the Year Ended December 31, 1998.


Revenue

Rental revenue was $104.3 million for 1999 versus $84.9 million for 1998, an increase of $19.4 million, or 22.9%. The increase in rental revenue was primarily due to the acquisition of 110 properties during 1999 and 149 properties during 1998. These properties generated revenue of $26.87 million in 1999 compared to $7.53 million in 1998, an increase of $19.34 million.

Of the 1,076 properties in the portfolio as of December 31, 1999, 1,069 were single-tenant properties with the remaining properties being multi-tenant properties. Of the 1,069 single-tenant properties, 1,052, or 98.4%, were net leased with an average remaining lease term (excluding extension options) of approximately 8.7 years.

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
                                   ========    ========      ========

                                                           Page 43

Credit facilities and
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

Our debt service coverage ratio for the year ended December 31, 1999 and 1998 was 3.9 times and 5.6 times, respectively. Our EBITDA for the year ended December 31, 2000 was $96.2 million and $77.0 million, respectively.

Depreciation and amortization was $26.0 million in 1999 versus $21.9 million in 1998. The increase in 2000 was primarily due to depreciation of the properties acquired in 1998 and 1999.

General and administrative expenses increased by $147,000 to $6.5 million in 1999 versus $6.4 million in 1998. The increase in general and administrative expenses was primarily due to a one-time charge taken during 1999 that was associated with the retirement of our former President. General and administrative expenses as a percentage of revenue decreased to 6.3% in 1999 as compared to 7.5% in 1998.

Property expenses were $1.8 million in 1999 and 1998. Savings on our general portfolio insurance offset increases in vacant property costs in 1999.

Other expenses were $430,000 in 1999 and $289,000 in 1998. Other expenses are Realty Income state and local income taxes.

During 1999, we sold three properties for $9.4 million and recognized a gain of $1.3 million. During 1998, we sold five properties for $2.8 million and recognized a gain of $526,000.

In October 1998, we adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. Prior to October 1998, we amortized organization costs over 60 months. In October 1998, the unamortized balance of organization costs of $226,000 was expensed. This is reported on the statements of income as a cumulative effect of a change in accounting principle.

In 1999, we paid preferred stock dividends of $5.2 million. No preferred stock was outstanding prior to 1999.

Net Income Available to Common Stockholders

In 1999, our net income available to common stockholders decreased 0.7%, to $41.0 million versus $41.3 million in 1998.


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

Approximately 97.2% or 1,038 of the properties in the portfolio are leased to tenants under net leases in which the tenant is responsible for property costs and expenses. These features in the leases reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in our tenant's operating expenses exceed increases in revenue.


IMPACT OF ACCOUNTING PRONOUNCEMENTS
-----------------------------------

In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133 establishes accounting and reporting standards for derivative instruments. Statement No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We anticipate that the adoption of Statement No. 133 will not have a material effect on our financial position, result of operations or liquidity.


ITEM 7a:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
====================================================================

We are exposed to interest rate changes primarily as a result of our credit facilities and long-term debt used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives we borrow our long term debt primarily at fixed rates and may selectively enter into derivative financial instruments such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments at December 31, 2000. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in table in millions).

                   Expected Maturity Data
                   -----------------------
                                     There-               Fair
                   2002     2003     after      Total     Value (2)
                   ----     ----     ------    ------     ---------
Fixed rate
  debt              --       --      $230.0(1)  $230.0      $212.2
Average
  interest rate     --       --        7.99%     7.99%
Variable
  rate debt      $149.9    $24.1         --     $174.0      $174.0
Average
  interest rate    7.82%    7.87%        --       7.83%

[FN]
(1) $110 million matures in 2007, $100 million matures in 2008 and $20 million matures in 2009.
(2) We base the fair value of the fixed rate debt at December 31, 2000 on the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

The table incorporates only those exposures that exist as of December 31, 2000, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Table of Contents                                            Page
-----------------                                            ----
A.  Independent Auditors' Report............................. 48
B.  Consolidated Balance Sheets,
      December 31, 2000 and 1999............................. 49
C.  Consolidated Statements of Income,
      Years ended December 31, 2000, 1999 and 1998........... 51
D.  Consolidated Statements of Stockholders' Equity,
      Years ended December 31, 2000, 1999 and 1998........... 53
E.  Consolidated Statements of Cash Flows,
      Years ended December 31, 2000, 1999 and 1998........... 55
F.  Notes to Consolidated Financial Statements............... 57
G.  Consolidated Quarterly Financial Data,
      (unaudited) for 2000 and 1999.......................... 72
H.  Schedule III Real Estate and Accumulated
      Depreciation is attached to this report.  Reference
      is made to page F-1 of this report for Schedule III.... F-1

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                 /s/KPMG LLP


San Diego, California
January 24, 2001

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
                   December 31, 2000 and 1999
          (dollars in thousands, except per share data)

                                               2000       1999
                                            =========  =========
ASSETS
Real estate, at cost:
  Land                                      $ 368,057  $ 338,489
  Buildings and improvements                  705,470    678,763
                                            ---------  ---------
                                            1,073,527  1,017,252
  Less accumulated depreciation
    and amortization                         (212,379)  (179,421)
                                            ---------  ---------
    Net real estate held for investment       861,148    837,831
  Real estate held for sale, net               33,130     29,262
                                            ---------  ---------
    Net real estate                           894,278    867,093
Cash and cash equivalents                       3,815        773
Accounts receivable                             5,053      3,407
Goodwill, net                                  18,130     19,053
Other assets                                   13,490     15,078
                                            ---------  ---------
     Total assets                           $ 934,766  $ 905,404
                                            =========  =========





















(table continued next page)

(table continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                   ===========================
                   December 31, 2000 and 1999
          (dollars in thousands, except per share data)

                                               2000       1999
                                            =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                       $   4,914  $   4,828
Accounts payable and accrued expenses           5,969     12,792
Other liabilities                               4,314      3,753
Lines of credit payable                       174,000    119,200
Notes payable                                 230,000    230,000
                                            ---------  ---------
     Total liabilities                        419,197    370,573
                                            ---------  ---------

Commitments and contingencies

Stockholders' equity:
Preferred stock and paid in capital,
  par value $1.00 per share, 20,000,000
  shares authorized, 4,125,700 and
  4,140,000 shares issued and
  outstanding in 2000 and 1999,
  respectively                                 99,368     99,679
Common stock and paid in capital,
  par value $1.00 per share, 100,000,000
  shares authorized, 26,563,519 and
  26,822,164 shares issued and outstanding
  in 2000 and 1999, respectively              630,932    636,611
Distributions in excess of net income        (214,731)  (201,459)
                                            ---------  ---------
     Total stockholders' equity               515,569    534,831
                                            ---------  ---------
     Total liabilities and
       stockholders' equity                 $ 934,766  $ 905,404
                                            =========  =========







   The accompanying notes to consolidated financial statements are an integral part of these statements.

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Income
                =================================
          Years Ended December 31, 2000, 1999 and 1998
          (dollars in thousands, except per share data)

                                 2000        1999        1998
                              ==========  ==========  ==========
REVENUE
  Rental                      $  117,190  $  104,270  $   84,876
  Gain on sales of real estate
    acquired for resale              766          --          --
  Interest and other                 354         240         256
                              ----------  ----------  ----------
                                 118,310     104,510      85,132
                              ----------  ----------  ----------

EXPENSES
  Interest                        31,547      24,473      13,723
  Depreciation and
    amortization                  29,003      25,952      21,935
  General and administrative       6,839       6,538       6,391
  Property                         2,032       1,822       1,790
  Other                              813         430         289
                              ----------  ----------  ----------
                                  70,234      59,215      44,128
                              ----------  ----------  ----------

Income from operations            48,076      45,295      41,004
Gain on sales of investment
  properties                       6,712       1,301         526
                              ----------  ----------  ----------
Income before extraordinary
  item and cumulative
  effect of change in
  accounting principle            54,788      46,596      41,530
Extraordinary loss on
  early extinguishment of
  credit facility                     --        (355)         --
Cumulative effect of change
  in accounting principle             --          --        (226)
                              ----------  ----------  ----------
Net income                        54,788      46,241      41,304
Preferred stock dividends         (9,712)     (5,229)         --
                              ----------  ----------  ----------
Net income available to
  common stockholders         $   45,076  $   41,012  $   41,304
                              ==========  ==========  ==========

(table continued next page)

(table continued)

           REALTY INCOME CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Income
                =================================
          Years Ended December 31, 2000, 1999 and 1998
          (dollars in thousands, except per share data)

                                 2000        1999        1998
                              ==========  ==========  ==========

Basic and diluted amounts per
    common share:
  Income before extraordinary
    item and cumulative
    effect of change in
    accounting principle      $     1.69  $     1.54  $     1.56
  Extraordinary item                  --       (0.01)         --
  Cumulative effect of change
    in accounting principle           --          --       (0.01)
                              ----------  ----------  ----------
  Net income per common share $     1.69  $     1.53  $     1.55
                              ==========  ==========  ==========
(/TABLE>
























   The accompanying notes to consolidated financial statements are an integral part of these statements.


             REALTY INCOME CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity
       ========================================================
             Years Ended December 31, 2000, 1999 and 1998
                        (dollars in thousands)

                                      Preferred   Common    Distri-
                   Shares of            stock      stock    butions
              ----------------------     and        and    in excess
              Preferred     Common     paid in    paid in   of net
                Stock        Stock     capital    capital   income     Totals
              ==========  ==========  ========   ========  =========  ========
Balance,
  December 31,
    1997              --  25,698,464  $     --   $608,148  $(174,833) $433,315

Net income            --          --        --         --     41,304    41,304
Distributions
  paid and
  payable             --          --        --         --    (52,748)  (52,748)
Shares issued
  in stock
  offering, net
  of offering
  costs of $122       --   1,123,267        --     28,379         --    28,379
Shares issued         --      15,933        --        400         --       400
Shares forfeited      --     (20,561)       --       (441)        --      (441)
              ----------  ----------  --------   --------  ---------  --------

Balance,
  December 31,
    1998              --  26,817,103        --    636,486   (186,277)  450,209

Net income            --          --        --         --     46,241    46,241
Distributions
  paid and
  payable             --          --        --         --    (61,423)  (61,423)
Shares issued
  in stock
  offering, net
  of offering
  costs of
  $3,821       4,140,000          --    99,679         --               99,679
Shares issued         --       5,600        --        139         --       139
Shares forfeited      --        (539)       --        (14)        --       (14)
              ----------  ----------  --------   --------  ---------  --------
Balance,
  December 31,
    1999       4,140,000  26,822,164    99,679    636,611   (201,459)  534,831
(table continued next page)

(continued)

              REALTY INCOME CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity
       ========================================================
             Years Ended December 31, 2000, 1999 and 1998
                        (dollars in thousands)


                                      Preferred   Common    Distri-
                   Shares of            stock      stock    butions
              ----------------------     and        and    in excess
              Preferred     Common     paid in    paid in   of net
                Stock        Stock     capital    capital   income     Totals
              ==========  ==========  ========   ========  =========  ========

Net income            --          --        --         --     54,788    54,788
Distributions
  paid and
  payable             --          --        --         --    (68,060)  (68,060)
Shares
  repurchased    (14,300)   (284,500)     (276)    (6,223)        --    (6,499)
Shares issued         --      27,800        --        593         --       593
Shares forfeited      --      (1,945)       --        (49)        --       (49)
Stock offering
  costs               --          --       (35)        --         --       (35)
              ----------  ----------  --------   --------  ---------  ---------
Balance,
  December 31,
    2000       4,125,700  26,563,519  $ 99,368   $630,932  $(214,731) $515,569
              ==========  ==========  ========   ========  =========  ========
















   The accompanying notes to consolidated financial statements are an integral part of these statements.


              REALTY INCOME CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                 =====================================
             Years Ended December 31, 2000, 1999 and 1998
                        (dollars in thousands)

                                      2000      1999      1998
                                    ========  ========  ========
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income                          $ 54,788  $ 46,241  $ 41,304
Adjustments to net income:
  Depreciation and amortization       29,003    25,952    21,935
  Acquisition of real estate
    acquired for resale              (28,577)       --        --
  Proceeds from sales of real
    estate acquired for resale         6,215        --        --
  Gain on sales of real estate
    acquired for resale                 (766)       --        --
  Gain on sales of investment
    properties                        (6,712)   (1,301)     (526)
  Extraordinary item                      --       355        --
  Cumulative effect of change in
    accounting principle                  --        --       226
Changes in assets and liabilities:
  Accounts receivable and
    other assets                         485        25       144
  Accounts payable, accrued expenses
    and other liabilities              2,154       882     1,562
                                    --------  --------  --------

     Net cash provided by
       operating activities           56,590    72,154    64,645
                                    --------  --------  --------

CASH FLOWS FROM
  INVESTING ACTIVITIES
Proceeds from sales of
  investment properties               22,536     9,431     2,770
Acquisition of and additions to
  real estate                        (56,142) (174,056) (192,588)
Increase in other assets                (450)       --        --
Payment of other liabilities              --    (1,713)       --
                                    --------  --------  --------

     Net cash used in
       investing activities          (34,056) (166,338) (189,818)
                                    --------  --------  --------

(table continued next page)

(table continued)

              REALTY INCOME CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                 =====================================
             Years Ended December 31, 2000, 1999 and 1998
                        (dollars in thousands)

                                      2000      1999      1998
                                    ========  ========  ========
CASH FLOWS FROM
  FINANCING ACTIVITIES
Borrowings from lines of credit      157,700   221,200   224,900
Payments under lines of credit      (102,900) (186,800) (162,700)
Distributions to common
  stockholders                       (58,262)  (55,925)  (52,301)
Distributions to preferred
  stockholders                        (9,712)   (5,229)       --
Proceeds from preferred stock
  offerings, net of offering costs       (35)    99,679        --
Proceeds from common stock
  offerings, net of offering costs        --        --    28,379
Proceeds from notes issued,
  net of costs in 1999 and 1998
  of $501 and $12,764 respectively        --    19,499    87,236
Repurchase of stock                   (6,499)       --        --
Proceeds from other stock issuances      216        --        69
                                    --------  --------  --------

     Net cash provided by (used in)
       financing activities          (19,492)   92,424   125,583
                                    --------  --------  --------

Net increase (decrease) in cash
  and cash equivalents                 3,042    (1,760)      410

Cash and cash equivalents,
  beginning of year                      773     2,533     2,123
                                    --------  --------  --------

Cash and cash equivalents,
  end of year                       $  3,815  $    773  $  2,533
                                    ========  ========  ========

For supplemental disclosures, see note 15.



   The accompanying notes to consolidated financial statements are an integral part of these statements.

               REALTY INCOME CORPORATION AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
               ==========================================
                    December 31, 2000, 1999 and 1998

1.  Organization and Operation

Realty Income Corporation ("Realty Income", the "Company", "we" or "our") is organized as a Maryland corporation. We invest in commercial retail real estate and have elected to be taxed as a real estate investment trust ("REIT"). As of December 31, 2000, we owned 1,068 properties in 46 states containing over 9.0 million leasable square feet, excluding seven properties owned by our subsidiary, Crest Net Lease, Inc.

2.  Summary of Significant Accounting Policies and Procedures

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Realty Income, Crest Net Lease, Inc. and entities we control (subsidiaries) after elimination of all material intercompany balances and transactions.

Cash Equivalents - We consider all short-term, highly liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Depreciation and Amortization - Depreciation of buildings and improvements, and amortization of goodwill are computed using the straight-line method over an estimated useful life of 25 years. Amortization of goodwill for each of the years ended December 31, 2000, 1999 and 1998 was $924,000.

Leases - All leases are accounted for as operating leases.   Under this
method, lease payments are recognized as revenue over the term of the lease.

Federal Income Taxes - We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended ("IRS Code"). We believe Realty Income has qualified and continues to qualify as a REIT and therefore will be permitted to deduct distributions paid to its stockholders, eliminating the federal taxation of income represented by those distributions at the Company's level. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of $264,000 on Crest Net Lease's 2000 taxable net income, which are included in other expenses.

Distributions Paid and Payable - Realty Income pays distributions monthly to our common stockholders. The following is a summary of monthly cash distributions paid per common share for the years ended December 31, 2000, 1999 and 1998.

Month                         2000            1999          1998
-----                       --------        -------        ------
January                     $0.18000        $0.1700        $0.1600
February                     0.18000         0.1700         0.1600
March                        0.18000         0.1700         0.1600
April                        0.18125         0.1725         0.1625
May                          0.18125         0.1725         0.1625
June                         0.18125         0.1725         0.1625
July                         0.18250         0.1750         0.1650
August                       0.18250         0.1750         0.1650
September                    0.18250         0.1750         0.1650
October                      0.18375         0.1775         0.1675
November                     0.18375         0.1775         0.1675
December                     0.18375         0.1775         0.1675
                            --------        -------        -------
Totals                      $2.18250        $2.0850        $1.9650
                            ========        =======        =======

The following presents the federal income tax characterization of distributions paid or deemed to be paid to common stockholders for the years ended December 31:

                              2000            1999           1998
                            --------        -------        -------
Ordinary income             $1.76796        $1.8468        $1.8895
Return of capital            0.41454         0.1986         0.0755
Capital gain                      --         0.0396             --
                            --------        -------        -------
Totals                      $2.18250        $2.0850        $1.9650
                            ========        =======        =======

In May 1999, we issued 2,760,000 shares of 9 3/8% Class B cumulative redeemable preferred stock (the "Class B Preferred"). Dividends on the Class B Preferred are paid quarterly in arrears. For the years ended December 31, 2000 and 1999, dividends of $6.4 million and $3.9 million, respectively, were paid on the Class B Preferred.

In July 1999, we issued 1,380,000 shares of 9 1/2% Class C cumulative redeemable preferred stock (the "Class C Preferred"). Dividends on the Class C Preferred are paid monthly in arrears. For the years ended December 31, 2000 and 1999, dividends of $3.3 million and $1.4 million, respectively, were paid on the Class C Preferred.

The following presents the federal income tax characterization of dividends paid or deemed to be paid to Class B Preferred and Class C Preferred stockholders for the year ended December 31, 2000 and 1999:

                          Class B                    Class C
                         Preferred                  Preferred
                    ---------------------     ---------------------
                       2000         1999        2000         1999
                    --------     --------     --------     --------
Ordinary income     $ 2.3436     $ 1.3731     $ 2.3748     $ 0.9707
Capital gains             --       0.0266           --       0.0188
                    --------     --------     --------     --------
Totals              $ 2.3436     $ 1.3997     $ 2.3748     $ 0.9895
                    ========     ========     ========     ========

Provision for Impairment Losses - We review long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. If a property is held for sale, it is carried at the lower of cost or estimated fair value, less costs to sell. No provision for impairment loss was charged in 2000, 1999 or 1998.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation, for the years ended
December 31, 2000, 1999 and 1998:

                                     2000         1999         1998
                                  ----------   ----------   ----------
Weighted average shares used for
  basic net income per share
  computation                     26,684,598   26,822,285   26,629,936
Incremental shares from the
  assumed exercise of stock
  options                             16,208        3,805        8,348
                                  ----------   ----------   ----------
Adjusted weighted average shares
  used for diluted net income
  per share computation           26,700,806   26,826,090   26,638,284
                                  ==========   ==========   ==========

In 2000, 1999 and 1998, 296,653, 186,181 and 25,000 stock options, respectively, that were anti-dilutive have been excluded from the incremental shares from the assumed exercise of stock options.

Stock Option Plan - We account for our stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.
As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made after 1994, as if the fair-value based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Derivative Financial Instruments - In two instances, we used interest rate treasury lock agreements to protect against the possibility of rising interest rates. These instruments each met the requirement for hedge accounting, including a high correlation to a specific transaction. Accordingly, the amount received and paid under the terms of the agreements is recognized in income when interest expense related to the hedge item is recognized.

Change in Accounting Principle - In October 1998, we adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. Prior to October 1998, we amortized organization costs over 60 months. In October 1998, the unamortized balances of organization costs were written off as a cumulative effect of a change in accounting principle.

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

Reclassifications - Certain of the 1999 and 1998 balances have been reclassified to conform to the 2000 presentation.

3.  Investment in Subsidiary

In January 2000, we formed Crest Net Lease, Inc., of which we own 95% of the common stock, all of which is non-voting, and certain members of our management and Crest Net Lease management own 5% of the common stock, all of which is voting stock. Crest Net Lease was created to actively acquire and resell properties, primarily to buyers using tax-deferred exchanges, under Section 1031 of the IRS Code.

The financial statements of Crest Net Lease have been consolidated. All intercompany transactions have been eliminated in consolidation.

4.  Credit Facilities Available for Acquisitions

A. In December 1999, we entered into a $200 million, three-year, revolving, unsecured acquisition credit facility, which expires in December 2002. The $200 million credit facility is from The Bank of New York, as administrative agent, and several U.S. and non-U.S. banks. As of December 31, 2000 and 1999, the outstanding balances on the credit facility were $149.9 million and $119.2 million, respectively, with an effective interest rate of approximately 7.82% and 7.35%, respectively. Our $170 million credit facility was canceled simultaneously with the execution of the $200 million credit facility in December 1999. Unamortized fees of $355,000 relating to our $170 million credit facility were charged in 1999 as an extraordinary loss on early extinguishment of the credit facility.

The $200 million credit facility currently bears interest at 1.225% over the London Interbank Offered Rate ("LIBOR") and offers us other interest rate options. A facility fee of 0.225%, per annum, accrues on the total commitment of the credit facility.

B. In February 2000, we entered into a $25 million, three-year, revolving, unsecured credit agreement with the Bank of Montreal, which expires in February 2003. As of December 31, 2000, the outstanding balance on the credit facility was $24.1 million with an effective interest rate of approximately 7.87%. The $25 million credit facility bears interest at 1.225% over LIBOR. A facility fee of 0.225%, per annum, accrues on the total commitment of the credit facility.

C. The average borrowing rate on our credit facilities during 2000 was 7.67%, or 150 basis points higher than our average borrowing rate during 1999 of 6.17%. Our credit facilities are subject to various leverage and interest coverage ratio limitations. The Company is and has been in compliance with these limitations.

In 2000, 1999 and 1998, interest of $1.0 million, $1.6 million and $660,000, respectively, was capitalized with respect to properties under development.


5.  Notes Payable

In January 1999, we issued $20 million of 8.0% senior notes due 2009 (the "1999 Notes"). The 1999 Notes are unsecured and were sold at 98.757% of par to yield 8.1%. Interest on the 1999 Notes is payable semiannually.

In October 1998, we issued $100 million of 8.25% Monthly Income Senior Notes due 2008 (the "1998 Notes"). The 1998 Notes are unsecured and were sold at par ($25.00). After taking into effect the results of a treasury interest rate lock agreement (see note 6), the effective rate to us on the 1998 Notes is 9.12%. Interest on the 1998 Notes is payable monthly.

In May 1997, we issued $110 million of 7.75% senior notes due 2007 (the "1997 Notes"). The 1997 Notes are unsecured and were sold at 99.929% of par to yield 7.76%. After taking into effect results of a treasury interest rate lock agreement (see note 6), the effective interest rate to us on the 1997 Notes is 7.62%. Interest on the 1997 Notes is payable semiannually.

Interest incurred on the 1999 Notes, 1998 Notes and 1997 Notes collectively for the years ended December 31, 2000, 1999 and 1998 was $18.4 million, $18.3 million and $10.0 million, respectively.


6.  Derivative Financial Instruments

In May 1998, we entered into a treasury interest rate lock agreement associated with the 1998 Notes (see note 5). In settlement of the agreement, we made a payment of $8.7 million in October 1998. The payment on the agreement is being amortized over 10 years (the life of the 1998 Notes) as a yield adjustment to interest expense.
                                                             Page 62

6.  Derivative Financial Instruments (continued)

In December 1996, we entered into a treasury interest rate lock agreement associated with the 1997 Notes (see note 5). In settlement of the agreement, we received $1.1 million in June 1997. The payment received on the agreement is being amortized over 10 years (the life of the 1997 Notes) as a yield adjustment to interest expense.

Our only involvement with derivative financial instruments was the two aforementioned treasury interest rate lock agreements and we have not used derivative financial instruments for trading purposes.


7.  Property Acquisitions

A. During 2000 we invested $70.0 million in 13 new retail properties and properties under development with an average initial contractual lease rate of 10.8%. During 1999 we invested $181.4 million in 110 new retail properties and properties under development with an average initial contractual lease rate of 10.5%.

B. During 2000, Crest Net Lease invested $28.6 million in nine new retail properties. Two of these properties were sold and seven properties are held for sale.


8.  Repurchases of Realty Income Securities

In January 2000, our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock, preferred stock and senior debt securities. During 2000, we repurchased 284,500 shares of common stock at an average price of $21.87 per share and 14,300 shares of our Class B preferred stock at an average price of $19.27 per share, for a total investment of $6.5 million.


9.  Common Stock Offerings

A. In March 1998, we issued 372,093 shares of common stock to a unit investment trust at a net price to us of $25.531 per share, based on a 5% discount to the market price at the time of issuance of $26.875 per share. The net proceeds of $9.5 million were used to repay bank borrowings of $7.9 million and to acquire additional properties.

B. In February 1998, we issued 751,174 shares of common stock to a unit investment trust at a net price to us of $25.295 per share, based on a 5% discount to the market price at time of issuance of $26.625 per share. The net proceeds of $18.9 million were to be used to repay bank borrowings.

10.  Preferred Stock Offerings

A. In May 1999, we issued 2,760,000 shares of Class B Preferred stock at a price of $25.00 per share. The net proceeds of $66.5 million were used to repay bank borrowings.

B. In July 1999, we issued 1,380,000 shares of Class C Preferred stock at a price of $25.00 per share. The net proceeds of $33.2 million were used to repay bank borrowings.


11.  Operating Leases

A. General - At December 31, 2000, we owned 1,068 properties in 46 states, excluding properties owned by Crest Net Lease. Of these 1,068 properties, 1,063 are single-tenant and the remainder are multi-tenant. At December 31, 2000, 25 properties were vacant and available for lease or sale.

Substantially all leases are net leases whereby the tenant pays property taxes and assessments, maintains the interior and exterior of the building, and carries insurance coverage for public liability, property damage, fire, and extended coverage.

Percentage rent for 2000, 1999 and 1998 was $2.0 million, $1.7 million and $1.7 million, respectively.

At December 31, 2000, minimum annual rents to be received on the operating leases are as follows (dollars in thousands):

Minimum annual rents for the years ending December 31,
======================================================
       2001                      $  113,128
       2002                         105,743
       2003                          97,457
       2004                          90,238
       2005                          81,388
       Thereafter                   628,981
                                 ----------
       TOTAL                     $1,116,935
                                 ==========

B. Major Tenants - The following schedule presents rental revenue, including percentage rents, from tenants representing more than 10% of our total revenue for the years ended December 31, 2000, 1999 or 1998 (dollars in thousands):

       Tenants                          2000      1999      1998
=========================             =======   =======   =======
Children's World
  Learning Centers, Inc.              $14,698   $14,371   $14,111
La Petite Academy, Inc.                12,233    10,730     9,445


12.  Gain on Sales of Real Estate Acquired for Resale

During 2000, Crest Net Lease sold two properties for $6.2 million and we recognized a gain on sale of real estate acquired for resale of $766,000.


13.  Gain on Sales of Investment Properties

In 2000, we sold or exchanged 21 properties for $45.2 million and recognized a gain of $6.7 million. Included in the 21 properties are two properties leased by one of our tenants that we exchanged for two other properties owned by that tenant for no gain (see note 15A). In 1999, we sold three properties for $9.4 million and recognized a gain of $1.3 million. In 1998, we sold five properties for a total of $2.8 million and recognized a gain of $526,000.

In November 1999, we approved a plan to sell three of our multi-tenant locations. The carrying value of the three properties at December 31, 1999 was $29.3 million. In December 2000, we canceled our plan to sell the three locations and the properties were no longer classified as held for sale. These properties are included in the other non-reportable segment in note 19.


14.  Fair Value of Financial Instruments

We believe that the carrying values reflected in the consolidated balance sheets at December 31, 2000 and 1999 reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities except the lines of credit payable and notes payable. In making these assessments, we used estimates. The fair value of the lines of credit payable approximates its carrying value because its terms are similar to those available in the market place. The fair value of the notes payable at December 31, 2000 and 1999 is estimated to be $212.2 million and $199.4 million, respectively, based upon the closing market price per note or indicative price per each note at December 31, 2000 and 1999, respectively.

15.  Supplemental Disclosures of Cash Flow Information

Interest paid during 2000, 1999 and 1998 was $29.8 million, $22.4 million and $12.5 million, respectively.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A. In 2000, we exchanged two properties leased by one of our tenants for two other properties owned by that tenant. The properties relinquished resulted in the following non-cash changes (in thousands):

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

C. In 1998, the former shareholders of the R.I.C. Advisor, Inc., or the Advisor, returned 20,279 shares to the Company. This fulfilled the obligation of the Advisor's shareholders to the Company under an indemnification agreement entered into by these parties. This transaction resulted in the following non-cash changes in 1998 (dollars in thousands):

Decrease in:
  Due from affiliates                                $  350
  Common stock                                           20
  Paid in capital in excess of par value                413
Increase in:
  Interest revenue                                   $   83

16. Employee Benefit Plan

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


17. Stock Incentive Plan

In 1993, our board of directors approved a stock incentive plan (the "Stock Plan") designed to attract and retain directors, officers and employees of the Company by enabling those individuals to participate in the ownership of the Company. The Stock Plan authorizes the issuance in each calendar year of up to 3% of the total shares outstanding at the end of such year. The Stock Plan provides for grants of up to 1,950,308 shares. The Stock Plan provides for the award (subject to ownership limitations) of a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards.

Stock options are granted with an exercise price equal to the underlying stock's fair market value at the date of grant. Stock options expire 10 years from the date they are granted and vest over service periods of one, three, four and five years. Prior to December 31, 2000, 618,186 stock options and 45,372 restricted shares of common stock had been granted and are outstanding under the Stock Plan.

The following table summarizes our stock option activity for the years ended December 31, 2000, 1999 and 1998:

                           2000                         1999
                  -----------------------      -----------------------
                                 Weighted                     Weighted
                                 Average                       Average
                      Number     Exercise         Number      Exercise
                    of shares     Price         of Shares       Price
-----------------------------------------------------------------------
Outstanding,
  beginning of year   647,848     $24.73         438,604        $24.77
Options granted       142,000      20.65         220,371         24.67
Options exercised     (10,000)     21.63              --            --
Options canceled     (161,662)     25.02         (11,127)        25.16
                    ---------     -------       ---------      -------
Outstanding,
  end of year         618,186     $23.77         647,848        $24.73
                    =========     =======       =========      =======


                                                             Page 67

17. Stock Incentive Plan (continued)


                             2000         1999
                            -------       -------
Options exercisable,
  end of year               438,437       380,064
Weighted average fair
  value of each option
  granted during the year     $1.65         $2.23

                                  1998
                        -----------------------
                                       Weighted
                                       Average
  Options                   Number     Exercise
Outstanding               of shares     Price
-----------------------------------------------
Outstanding,
  Beginning of year         139,500     $23.09
Options granted             305,413      25.54
Options exercised            (2,933)     23.62
Options canceled             (3,376)     25.44
                             ------     ------
Outstanding,
  end of year               438,604     $24.77
                            =======     ======
Options exercisable,
  end of year               196,397
Weighted average fair
  value of each option
  granted during the year     $2.58

At December 31, 2000, the options exercisable under the Stock Plan had exercise prices ranging from $20.00 to $26.06 with a weighted average price of $24.21, and expiration dates ranging from August 2004 to February 2010 with a weighted average remaining term of 7.2 years.

The fair value of each stock option grant was estimated at the date of grant using the binomial option-pricing model with the following assumptions:

                                 2000           1999        1998
                             -------------    --------    --------
Expected dividend yield           9.70%          7.66%       8.86%
Risk-free interest rate           6.30%          5.04%       5.75%
Volatility                       15.00%         15.20%      17.90%
Expected life of options       10 years       10 years    10 years

                                                             Page 68

17. Stock Incentive Plan (continued)

We apply APB Opinion No. 25 in accounting for our Stock Plan and, accordingly, no compensation cost has been recognized for our stock options in the consolidated financial statements. Had we determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, our net income and diluted net income per common share would have been as follows:

                                   2000          1999          1998
                                 --------      --------      --------
Net income available to common
  stockholders (dollars in
  thousands)
    As reported                  $ 45,076      $ 41,012      $ 41,304
    Pro forma                      44,983        40,536        40,914
Diluted net income per common share
    As reported                  $   1.69      $   1.53      $   1.55
    Pro forma                        1.68          1.51          1.54

18. Stockholder Rights Plan

In 1998, our board of directors adopted a Stockholder Rights Plan (the "Rights Plan") that will expire in July 2008. The Rights Plan assigns one right (a "Right") to purchase one one-hundredth (1/100th) of a share of our Class A Junior Participating Preferred Stock, par value $1.00 per share (the "Preferred Stock"), for each share of common stock owned on or issued after July 1, 1998. Currently, the Rights are not exercisable and do not trade separately from our common stock.

Under specified circumstances, stockholders will be able to exercise their Rights if a person or group acquires 15% of our common stock or makes a tender offer to acquire 15% or more of our common stock. In these circumstances, stockholders other than the acquirer would be able to exercise the Rights to purchase our common stock or, in some situations, the acquirer's stock at a 50% discount.


19. Segment Information

We evaluate performance and make resource allocation decisions on a property by property basis. For financial reporting purposes, we have grouped our tenants into 11 reportable segments based upon the business the tenants are in, except for properties owned by Crest Net Lease that are grouped in a separate segment. The Crest Net Lease segment is included in "other non-reportable segments". All of the properties have been acquired separately and are incorporated into one of the applicable segments. Revenue is the only component of segment profit and loss we measure. The accounting policies of the segments are the same as those described in note 2.
                                                             Page 69

19. Segment Information (continued)

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of December 31, 2000 (dollars in thousands):

                                                     Revenue
                                       ----------------------------------
For the years ended December 31,         2000         1999         1998
                                       --------     --------     --------
Segment rental revenue:
  Automotive parts                     $  9,633     $  8,971     $  6,686
  Automotive service                      6,765        6,776        6,052
  Child care                             28,591       26,428       24,765
  Consumer electronics                    5,728        5,794        5,676
  Convenience stores                      9,679        7,557        5,175
  Health and fitness                      2,806          639          126
  Home furnishings                        6,741        7,021        6,010
  Home improvement                        2,276        3,130           46
  Restaurants                            14,310       13,785       13,768
  Theaters                                3,175          582           --
  Video rental                            4,514        4,444        3,185
  Other non-reportable segments          22,972       19,143       13,387
Reconciling items:
  Gain on sale of real estate
    acquired for resale                     766           --           --
  Interest and other                        354          240          256
                                       --------     --------     --------
Total revenue                          $118,310     $104,510     $ 85,132
                                       ========     ========     ========




















                                                             Page 70

19. Segment Information (continued)

                                              Assets
                                       ---------------------
As of December 31,                       2000         1999
                                       --------     --------
Segment net real estate:
  Automotive parts                     $ 75,279     $ 75,149
  Automotive service                     46,811       50,499
  Child care                            149,838      156,617
  Consumer electronics                   40,820       49,966
  Convenience stores                     81,639       83,227
  Health and fitness                     34,918       26,079
  Home furnishings                       70,140       67,597
  Home improvement                       31,687       33,441
  Restaurants                            82,402       86,904
  Theaters                               48,003       22,428
  Video rental                           39,598       40,712
  Other non-reportable segments         193,143      174,474
                                        -------      -------
  Total net real estate                 894,278      867,093
Non-real estate assets                   40,488       38,311
                                       --------     --------
Total assets                           $934,766     $905,404
                                       ========     ========

20. Commitments and Contingencies

In the ordinary course of our business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated statements taken as a whole.


















                                                             Page 71

                      REALTY INCOME CORPORATION
                           AND SUBSIDIARIES
                 CONSOLIDATED QUARTERLY FINANCIAL DATA
             (dollars in thousands, except per share data)
             (not covered by Independent Auditors' Report)

                   First    Second     Third    Fourth
                  Quarter   Quarter   Quarter   Quarter    Year
                  =======   =======   =======   =======   =======
2000
====
Total revenue     $28,355   $28,441   $29,885   $31,629  $118,310
Interest expense    7,158     7,471     8,184     8,734    31,547
Depreciation and
  amortization
  expense           6,748     6,844     6,913     8,498    29,003
Other expenses      2,199     2,201     2,668     2,616     9,684
Income from
  operations       12,250    11,925    12,120    11,781    48,076
Net income         12,912    12,863    12,351    16,662    54,788
Net income
  available to
  common stock-
  holders          10,484    10,435     9,923    14,234    45,076
Basic and diluted
  net income per
  common share       0.39      0.39      0.37      0.54      1.69
Dividends paid per
  common share    0.54000   0.54375   0.54750   0.55125   2.18250

1999
====
Total revenue     $23,986   $24,902   $26,900   $28,722  $104,510
Interest expense    5,880     6,045     6,100     6,448    24,473
Depreciation and
  amortization
  expense           6,090     6,237     6,660     6,965    25,952
Other expenses      2,087     2,192     2,232     2,279     8,790
Income from
  operations        9,929    10,428    11,908    13,030    45,295
Extraordinary item     --        --        --      (355)     (355)
Net income          9,929    10,428    13,144    12,740    46,241
Net income
  available to
  common stock-
  holders           9,929     9,799    10,981    10,303    41,012
Basic and diluted
  net income per
  common share       0.37      0.37      0.41      0.38      1.53
Dividends paid per
  common share     0.5100    0.5175    0.5250    0.5325    2.0850
                                                            Page 72

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


PART III
========

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information set forth under the captions "Director Nominees" and "Officers Of The Company" and "Compliance With Federal Securities Laws" in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 9, 2001, to be filed pursuant to Regulation 14A.


ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

The information set forth under the caption "Executive Compensation" in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 9, 2001, to be filed pursuant to Regulation 14A.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------

The information set forth under the caption "Security Ownership of Certain Beneficial Owners And Management" in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 9, 2001, to be filed pursuant to Regulation 14A.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information set forth under the caption "Certain Transactions" in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 9, 2001, to be filed pursuant to Regulation 14A.

PART IV
=======

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K
----------------------------------------------------------------

A.  The following documents are filed as part of this report.

    1.  Financial Statements (see Item 8)

        a.   Independent Auditors' Report
        b.   Consolidated Balance Sheets,
             December 31, 2000 and 1999
        c.   Consolidated Statements of Income,
             Years ended December 31, 2000, 1999 and 1998
        d.   Consolidated Statements of
             Stockholders' Equity,
             Years ended December 31, 2000, 1999 and 1998
        e.   Consolidated Statements of Cash Flows,
             Years ended December 31, 2000, 1999 and 1998
        f.   Notes to Consolidated Financial Statements
        g.   Consolidated Quarterly Financial Data,
               (unaudited) for 2000 and 1999

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

       10.1 $200 million Revolving Credit Agreement dated December 14, 1999 (filed as exhibit 10.1 to the Company's Form 10-K dated December 31, 1999 and incorporated herein by reference).

       10.2 First Amendment dated January 21, 2000 to the $200 million Revolving Credit Agreement dated December 14, 1999 (filed as exhibit 10.2 to the Company's Form 10-K dated December 31, 1999 and incorporated herein by reference).

       10.3 $25 million Revolving Credit Agreement dated February 1, 2000 (filed as exhibit 10.3 to the Company's Form 10-K dated December 31, 1999 and incorporated herein by reference).

       10.4 First Amendment dated March 24, 2000 to the $25 million Revolving Credit Agreement dated February 1, 2000 (filed as exhibit 10.3 to the Company's Form 10-Q dated March 31, 2000 and incorporated herein by reference).

       10.5  1994 Stock Option and Incentive Plan (filed as Exhibit
             4.1 to the Company's Registration Statement on Form S-8 (registration number 33-95708) and incorporated herein by reference).

       10.6 First Amendment to the 1994 Stock Option and Incentive Plan, dated June 12, 1997 (filed as Exhibit 10.9 to the Company's Form 8-B and incorporated herein by reference).

       10.7 Second Amendment to the 1994 Stock Option and Incentive Plan, dated December 16, 1997, (filed as Exhibit 10.9 to the Company's Form 10-K dated December 31, 1997 and incorporated herein by reference).

       10.8 Management Incentive Plan, filed as Exhibit 10.10 to the Company's Form 10-K dated December 31, 1997 and incorporated herein by reference).

       10.9 Form of Nonqualified Stock Option Agreement for Independent Directors, (filed as Exhibit 10.11 to the Company's Form 10-K dated December 31, 1997 and incorporated herein by reference).

       10.10 Form of Indemnification Agreement entered into between the Company and the executive officers of the Company (filed as Exhibit 10.1 to the Company's Form 8-K dated November 21, 1997 and incorporated herein by reference).

       10.11 Form of Indemnification Agreement entered into between the Company and each director on the board of directors of the Company (filed as Exhibit 10.2 to the Company's Form 8-K dated November 21, 1997 and incorporated herein by reference).

       10.12 Form of Employment Agreement between the Company and its Executive Officers (incorporated by reference to the Company's Form 8-B12B dated July 29, 1997 and incorporated herein by reference).

       10.13 $25 million Demand Promissory Note dated February 1, 2000 between Realty Income Corporation and Crest Net Lease, Inc. (filed as exhibit 10.1 to the Company's Form 10-Q dated March 31, 2000 and incorporated herein by reference).

       10.14 Master Management Agreement dated January 1, 2000 between Realty Income Corporation and Crest Net Lease, Inc. (filed as exhibit 10.2 to the Company's Form 10-Q dated March 31, 2000 and incorporated herein by reference).

       12.1  Statement re computation of ratios, filed herein.

       21.1 Subsidiaries of the Company as of January 1, 2001, filed herein.

       23.1  Consent of KPMG LLP, filed herein.


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

Date: March 28, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/WILLIAM E. CLARK
      ------------------------------------
      William E. Clark
      Chairman of the Board of Directors

Date: March 28, 2001



By:   /s/THOMAS A. LEWIS
      ------------------------------------
      Thomas A. Lewis
      Vice Chairman of the Board of Directors,
      Chief Executive Officer and President
      (Principal Executive Officer)

Date: March 28, 2001



By:   /s/DONALD R. CAMERON
      ------------------------------------
      Donald R. Cameron
      Director

Date: March 28, 2001
                                                             Page 78

SIGNATURES (continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/ROGER P. KUPPINGER
      ------------------------------------
      Roger P. Kuppinger
      Director

Date: March 28, 2001



By:   /s/MICHAEL D. MCKEE
      ------------------------------------
      Michael D. McKee
      Director

Date: March 28, 2001



By:   /s/WILLARD H. SMITH JR
      ------------------------------------
      Willard H. Smith Jr
      Director

Date: March 28, 2001



By:   /s/Kathleen R. Allen, Ph.D.
      ------------------------------------
      Kathleen R. Allen, Ph.D.
      Director

Date: March 28, 2001



By:   /s/GARY MALINO
      ------------------------------------
      Gary Malino
      Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 28, 2001

                                                             Page 79

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/GREGORY J. FAHEY
      ------------------------------------
      Gregory J. Fahey
      Vice President, Controller
      (Principal Accounting Officer)

Date: March 28, 2001



                          EXHIBIT INDEX
                          =============

Exhibit No.     Description
-----------     -----------


12.1            Statement re computation of ratios

21.1            Subsidiaries of the Company as of January 1, 2001

23.1            Consent of KPMG LLP

























                                                             Page 80

                 REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Apparel Stores
--------------
Danbury            CT      1,083,296    6,217,688        None         None
Manchester         CT      1,250,464    5,917,037        None         None
Manchester         CT        771,660    3,653,539        None         None
Staten Island      NY      4,202,093    3,385,021        None         None
Automotive Parts
----------------
Millbrook          AL        108,000      517,941        None           65
Montgomery         AL        254,465      502,350        None         None
Blytheville        AR        137,913      509,447        None         None
Osceola            AR         88,759      520,047        None         None
Wynne              AR         70,000      547,576        None         None
Phoenix            AZ        231,000      513,057        None         None
Phoenix            AZ         71,750      159,359        None         None
Phoenix            AZ        222,950      495,178        None         None
Tucson             AZ        194,250      431,434        None         None
Tucson             AZ        178,297      396,004        None         None
Yuma               AZ        120,750      268,190        None         None
Grass Valley       CA        325,000      384,955        None         None
Jackson            CA        300,000      390,849        None         None
Sacramento         CA        210,000      466,419        None         None
Turlock            CA        222,250      493,627        None         None
Arvada             CO        301,489      900,892        None         None
Aurora             CO        221,691      492,382        None         None
Aurora             CO        353,283    1,110,170        None         None
Canon City         CO         66,500      147,699        None         None
Colorado Springs   CO        280,193      622,317        None         None
Colorado Springs   CO        192,988      433,542        None         None
Denver             CO        141,400      314,056        None         None
Denver             CO        315,000      699,623        None         None
Denver             CO        283,500      629,666        None         None
Littleton          CO        252,925      561,758        None         None
Westminster        CO        526,620      811,935        None         None
Smyrna             DE        232,273      472,855        None         None
Tampa              FL        427,395      472,030        None         None
Council Bluffs     IA        194,355      431,668        None         None
                                                             Page F-1

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Apparel Stores
--------------
Danbury            CT        1,083,296        6,217,688         7,300,984
Manchester         CT        1,250,464        5,917,037         7,167,501
Manchester         CT          771,660        3,653,539         4,425,199
Staten Island      NY        4,202,093        3,385,021         7,587,114
Automotive Parts
----------------
Millbrook          AL          108,000          518,006           626,006
Montgomery         AL          254,465          502,350           756,815
Blytheville        AR          137,913          509,447           647,360
Osceola            AR           88,759          520,047           608,806
Wynne              AR           70,000          547,576           617,576
Phoenix            AZ          231,000          513,057           744,057
Phoenix            AZ           71,750          159,359           231,109
Phoenix            AZ          222,950          495,178           718,128
Tucson             AZ          194,250          431,434           625,684
Tucson             AZ          178,297          396,004           574,301
Yuma               AZ          120,750          268,190           388,940
Grass Valley       CA          325,000          384,955           709,955
Jackson            CA          300,000          390,849           690,849
Sacramento         CA          210,000          466,419           676,419
Turlock            CA          222,250          493,627           715,877
Arvada             CO          301,489          900,892         1,202,381
Aurora             CO          221,691          492,382           714,073
Aurora             CO          353,283        1,110,170         1,463,453
Canon City         CO           66,500          147,699           214,199
Colorado Springs   CO          280,193          622,317           902,510
Colorado Springs   CO          192,988          433,542           626,530
Denver             CO          141,400          314,056           455,456
Denver             CO          315,000          699,623         1,014,623
Denver             CO          283,500          629,666           913,166
Littleton          CO          252,925          561,758           814,683
Westminster        CO          526,620          811,935         1,338,555
Smyrna             DE          232,273          472,855           705,128
Tampa              FL          427,395          472,030           899,425
Council Bluffs     IA          194,355          431,668           626,023


                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Apparel Stores
--------------
Danbury          CT        818,323                  09/30/97       300
Manchester       CT        660,442                  03/26/98       300
Manchester       CT        407,769                  03/26/98       300
Staten Island    NY        377,683                  03/26/98       300
Automotive Parts
----------------
Millbrook        AL         40,510     12/10/98     01/21/99       300
Montgomery       AL         51,071                  06/30/98       300
Blytheville      AR         51,792                  06/30/98       300
Osceola          AR         52,870                  06/30/98       300
Wynne            AR         40,950     11/10/98     02/24/99       300
Phoenix          AZ        249,623                  11/09/87       300
Phoenix          AZ         77,534                  11/19/87       300
Phoenix          AZ        208,083                  11/02/89       300
Tucson           AZ        211,191                  10/30/87       300
Tucson           AZ        162,435                  01/19/90       300
Yuma             AZ        110,007                  01/23/90       300
Grass Valley     CA        178,871                  05/20/88       300
Jackson          CA        178,313                  05/17/88       300
Sacramento       CA        226,931                  11/25/87       300
Turlock          CA        238,702                  12/30/87       300
Arvada           CO          4,760     09/22/00     11/18/99       300
Aurora           CO        201,968                  01/29/90       300
Aurora           CO             --     01/03/01     03/10/00       300
Canon City       CO         71,862                  11/12/87       300
Colorado Springs CO        255,265                  01/23/90       300
Colorado Springs CO        136,280                  05/20/93       300
Denver           CO        152,800                  11/18/87       300
Denver           CO        327,954                  05/16/88       300
Denver           CO        295,161                  05/27/88       300
Littleton        CO        268,316                  02/12/88       300
Westminster      CO             --     01/12/01     01/18/00       300
Smyrna           DE         44,922                  08/07/98       300
Tampa            FL         43,429     06/10/98     12/05/97       300
Council Bluffs   IA        202,349                  05/19/88       300


                 REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Automotive Parts
----------------
Boise            ID          158,400      351,812        None         None
Boise            ID          190,080      422,172        None         None
Coeur D'Alene    ID          165,900      368,468        None         None
Lewiston         ID          138,950      308,612        None         None
Moscow           ID          117,250      260,417        None         None
Nampa            ID          183,743      408,101        None         None
Sioux Falls      ID          332,979      498,108        None         None
Twin Falls       ID          190,080      422,172        None         None
Brazil           IN          183,952      453,831        None         None
Princeton        IN          134,209      560,113        None         None
Vincennes        IN          185,312      489,779        None         None
Kansas City      KS          185,955      413,014        None         None
Kansas City      KS          222,000      455,881        None         None
Billerica        MA          399,043      462,240        None         None
Alma             MI          155,000      600,282        None         None
Lansing          MI          265,000      574,931        None         None
Sturgis          MI          109,558      550,274        None         None
Eagan            MN          902,443      845,536        None         None
Blue Springs     MO          222,569      494,333        None         None
Grandview        MO          347,150      711,024        None         None
Independence     MO          210,643      467,844        None         None
Kansas City      MO          210,070      466,571        None         None
Kansas City      MO          168,350      373,910        None         None
Kansas City      MO          248,500      551,927        None         None
Batesville       MS          190,124      485,670        None         None
Horn Lake        MS          142,702      514,779        None         None
Jackson          MS          248,483      572,522        None         None
Richland         MS          243,565      558,645        None         None
Missoula         MT          163,100      362,249        None         None
Concord          NC          237,688      357,976        None        5,517
Kearney          NE          173,950      344,393        None         None
Omaha            NE          196,000      435,321        None         None
Omaha            NE          199,100      412,042        None         None
Omaha            NE          253,128      810,922        None         None
Albuquerque      NM           80,500      178,794        None         None
Rio Rancho       NM          211,577      469,923        None         None

                 REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Automotive Parts
----------------
Boise            ID            158,400          351,812           510,212
Boise            ID            190,080          422,172           612,252
Coeur D'Alene    ID            165,900          368,468           534,368
Lewiston         ID            138,950          308,612           447,562
Moscow           ID            117,250          260,417           377,667
Nampa            ID            183,743          408,101           591,844
Sioux Falls      ID            332,979          498,108           831,087
Twin Falls       ID            190,080          422,172           612,252
Brazil           IN            183,952          453,831           637,783
Princeton        IN            134,209          560,113           694,322
Vincennes        IN            185,312          489,779           675,091
Kansas City      KS            185,955          413,014           598,969
Kansas City      KS            222,000          455,881           677,881
Billerica        MA            399,043          462,240           861,283
Alma             MI            155,000          600,282           755,282
Lansing          MI            265,000          574,931           839,931
Sturgis          MI            109,558          550,274           659,832
Eagan            MN            902,443          845,536         1,747,979
Blue Springs     MO            222,569          494,333           716,902
Grandview        MO            347,150          711,024         1,058,174
Independence     MO            210,643          467,844           678,487
Kansas City      MO            210,070          466,571           676,641
Kansas City      MO            168,350          373,910           542,260
Kansas City      MO            248,500          551,927           800,427
Batesville       MS            190,124          485,670           675,794
Horn Lake        MS            142,702          514,779           657,481
Jackson          MS            248,483          572,522           821,005
Richland         MS            243,565          558,645           802,210
Missoula         MT            163,100          362,249           525,349
Concord          NC            237,688          363,493           601,181
Kearney          NE            173,950          344,393           518,343
Omaha            NE            196,000          435,321           631,321
Omaha            NE            199,100          412,042           611,142
Omaha            NE            253,128          810,922         1,064,050
Albuquerque      NM             80,500          178,794           259,294
Rio Rancho       NM            211,577          469,923           681,500

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Automotive Parts
----------------
Boise            ID        164,915                  05/06/88       300
Boise            ID        197,896                  05/06/88       300
Coeur D'Alene    ID        181,465                  09/21/87       300
Lewiston         ID        151,987                  09/16/87       300
Moscow           ID        128,252                  09/14/87       300
Nampa            ID        191,302                  05/06/88       300
Sioux Falls      ID         47,334     06/01/99     02/27/98       300
Twin Falls       ID        197,896                  05/06/88       300
Brazil           IN         32,519                  03/31/99       300
Princeton        IN         40,136                  03/31/99       300
Vincennes        IN         35,095                  03/31/99       300
Kansas City      KS        193,605                  05/13/88       300
Kansas City      KS        213,624                  05/16/88       300
Billerica        MA         68,468                  04/02/97       300
Alma             MI         38,957     04/29/99     02/10/99       300
Lansing          MI         43,153     04/30/99     12/03/98       300
Sturgis          MI         44,916                  12/30/98       300
Eagan            MN         80,352                  02/20/98       300
Blue Springs     MO        211,405                  07/31/89       300
Grandview        MO         65,210     08/20/98     02/20/98       300
Independence     MO        200,076                  07/31/89       300
Kansas City      MO        218,709                  05/13/88       300
Kansas City      MO        175,274                  05/26/88       300
Kansas City      MO        250,270                  10/25/88       300
Batesville       MS         47,758                  07/27/98       300
Horn Lake        MS         52,334                  06/30/98       300
Jackson          MS         25,775                  11/16/99       300
Richland         MS         23,292                  12/21/99       300
Missoula         MT        177,325                  10/30/87       300
Concord          NC         35,532     05/27/98     11/05/97       300
Kearney          NE        137,269                  05/01/90       300
Omaha            NE        204,061                  05/26/88       300
Omaha            NE        191,607                  05/27/88       300
Omaha            NE         41,946     07/22/99     03/04/99       300
Albuquerque      NM         87,522                  10/29/87       300
Rio Rancho       NM        224,451                  02/26/88       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Automotive Parts
----------------
Sante Fe         NM           70,000      155,473        None         None
Las Vegas        NV          161,000      357,585        None         None
Reno             NV          456,000      562,344        None         None
Canton           OH          396,560      597,553        None         None
Hamilton         OH          183,000      515,727        None         None
Hubbard          OH          147,043      481,217        None         None
Oklahoma City    OK          509,370      752,691        None         None
Oklahoma City    OK          404,815      771,625        None         None
Albany           OR          152,250      338,153        None            3
Beaverton        OR          210,000      466,419        None            3
Corvallis        OR          152,250      338,153        None            3
Eugene           OR          194,880      432,837        None        1,333
Oak Grove        OR          180,250      400,336        None            3
Portland         OR          190,750      423,664        None            3
Portland         OR          147,000      326,493        None            3
Portland         OR          210,000      466,412        None            3
Salem            OR          136,500      303,170        None            3
Tigard           OR          164,500      365,361        None            3
Butler           PA          339,929      633,078        None         None
Dover            PA          265,112      593,341        None         None
Enola            PA          220,228      546,026        None         None
Hanover          PA          132,500      719,511        None         None
Harrisburg       PA          327,781      608,291        None         None
Harrisburg       PA          283,417      352,473        None         None
Lancaster        PA          199,899      774,838        None         None
New Castle       PA          180,009      525,774        None         None
Reading          PA          379,000      658,722        None         None
Columbia         TN          273,120      431,716        None         None
Memphis          TN          197,708      507,647        None         None
Amarillo         TX          140,000      419,734        None         None
Austin           TX          185,454      411,899        None         None
Dallas           TX          191,267      424,811        None         None
El Paso          TX           66,150      146,922        None         None
El Paso          TX           56,350      125,156        None         None
Garland          TX          242,887      539,461        None         None
Harlingen        TX          134,599      298,948        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Automotive Parts
----------------
Sante Fe         NM             70,000          155,473           225,473
Las Vegas        NV            161,000          357,585           518,585
Reno             NV            456,000          562,344         1,018,344
Canton           OH            396,560          597,553           994,113
Hamilton         OH            183,000          515,727           698,727
Hubbard          OH            147,043          481,217           628,260
Oklahoma City    OK            509,370          752,691         1,262,061
Oklahoma City    OK            404,815          771,625         1,176,440
Albany           OR            152,250          338,156           490,406
Beaverton        OR            210,000          466,422           676,422
Corvallis        OR            152,250          338,156           490,406
Eugene           OR            194,880          434,170           629,050
Oak Grove        OR            180,250          400,339           580,589
Portland         OR            190,750          423,667           614,417
Portland         OR            147,000          326,496           473,496
Portland         OR            210,000          466,415           676,415
Salem            OR            136,500          303,173           439,673
Tigard           OR            164,500          365,364           529,864
Butler           PA            339,929          633,078           973,007
Dover            PA            265,112          593,341           858,453
Enola            PA            220,228          546,026           766,254
Hanover          PA            132,500          719,511           852,011
Harrisburg       PA            327,781          608,291           936,072
Harrisburg       PA            283,417          352,473           635,890
Lancaster        PA            199,899          774,838           974,737
New Castle       PA            180,009          525,774           705,783
Reading          PA            379,000          658,722         1,037,722
Columbia         TN            273,120          431,716           704,836
Memphis          TN            197,708          507,647           705,355
Amarillo         TX            140,000          419,734           559,734
Austin           TX            185,454          411,899           597,353
Dallas           TX            191,267          424,811           616,078
El Paso          TX             66,150          146,922           213,072
El Paso          TX             56,350          125,156           181,506
Garland          TX            242,887          539,461           782,348
Harlingen        TX            134,599          298,948           433,547

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Automotive Parts
----------------
Sante Fe         NM         76,106                  10/29/87       300
Las Vegas        NV        175,042                  10/29/87       300
Reno             NV        263,503                  05/26/88       300
Canton           OH         56,769                  08/14/98       300
Hamilton         OH         35,361     04/07/99     12/03/98       300
Hubbard          OH         48,923                  06/30/98       300
Oklahoma City    OK         46,587     04/14/99     09/24/98       300
Oklahoma City    OK         47,739     04/09/99     10/16/98       300
Albany           OR        167,544                  08/24/87       300
Beaverton        OR        231,096                  08/26/87       300
Corvallis        OR        167,544                  08/12/87       300
Eugene           OR        206,738                  02/10/88       300
Oak Grove        OR        198,353                  08/06/87       300
Portland         OR        209,912                  08/12/87       300
Portland         OR        161,767                  08/26/87       300
Portland         OR        229,703                  09/01/87       300
Salem            OR        150,210                  08/20/87       300
Tigard           OR        181,025                  08/26/87       300
Butler           PA         60,144                  08/07/98       300
Dover            PA         60,322                  06/30/98       300
Enola            PA         46,418                  11/10/98       300
Hanover          PA         39,733     07/26/99     05/13/99       300
Harrisburg       PA         61,842                  06/30/98       300
Harrisburg       PA         32,314                  09/30/98       300
Lancaster        PA         73,610                  08/14/98       300
New Castle       PA         53,452                  06/30/98       300
Reading          PA         40,766     06/09/99     12/04/98       300
Columbia         TN         26,621                  06/30/99       300
Memphis          TN         46,538                  09/30/98       300
Amarillo         TX        191,548                  09/12/88       300
Austin           TX        167,759                  02/06/90       300
Dallas           TX        174,251                  01/26/90       300
El Paso          TX         71,920                  10/27/87       300
El Paso          TX         61,265                  10/27/87       300
Garland          TX        221,279                  01/19/90       300
Harlingen        TX        122,624                  01/17/90       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Automotive Parts
----------------
Houston          TX          151,018      335,417        None         None
Leon Valley      TX          178,221      395,834        None         None
Lubbock          TX           42,000       93,284        None         None
Lubbock          TX           49,000      108,831        None         None
Midland          TX           45,500      101,058        None         None
Odessa           TX           50,750      112,718        None         None
Pasadena         TX          107,391      238,519        None         None
Plano            TX          187,564      417,157         700         None
San Antonio      TX          245,164      544,518        None         None
Bountiful        UT          183,750      408,115        None         None
Provo            UT          125,395      278,507        None         None
Bellevue         WA          185,500      411,997        None         None
Bellingham       WA          168,000      373,133        None         None
Bothell          WA          199,500      443,098        None         None
Hazel Dell       WA          168,000      373,135        None         None
Kennewick        WA          161,350      358,365        None         None
Kent             WA          199,500      443,091        None         None
Lacey            WA          171,150      380,125        None         None
Marysville       WA          168,000      373,135        None         None
Moses Lake       WA          138,600      307,831        None         None
Pasco            WA          161,700      359,142        None         None
Puyallup         WA          173,250      384,795        None         None
Redmond          WA          196,000      435,317        None         None
Renton           WA          185,500      412,003        None         None
Richland         WA          161,700      359,142        None         None
Seattle          WA          162,400      360,697        None         None
Silverdale       WA          183,808      419,777        None         None
Spanaway         WA          189,000      419,777        None         None
Spokane          WA           66,150      146,921        None         None
Tacoma           WA          187,111      415,579        None         None
Tacoma           WA          191,800      425,996        None         None
Tacoma           WA          196,000      435,324        None         None
Vancouver        WA          180,250      400,343        None         None
Walla Walla      WA          170,100      377,793        None         None
Wenatchee        WA          148,400      329,602        None         None
Woodinville      WA          171,500      380,908        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Automotive Parts
----------------
Houston          TX            151,018          335,417           486,435
Leon Valley      TX            178,221          395,834           574,055
Lubbock          TX             42,000           93,284           135,284
Lubbock          TX             49,000          108,831           157,831
Midland          TX             45,500          101,058           146,558
Odessa           TX             50,750          112,718           163,468
Pasadena         TX            107,391          238,519           345,910
Plano            TX            187,564          417,857           605,421
San Antonio      TX            245,164          544,518           789,682
Bountiful        UT            183,750          408,115           591,865
Provo            UT            125,395          278,507           403,902
Bellevue         WA            185,500          411,997           597,497
Bellingham       WA            168,000          373,133           541,133
Bothell          WA            199,500          443,098           642,598
Hazel Dell       WA            168,000          373,135           541,135
Kennewick        WA            161,350          358,365           519,715
Kent             WA            199,500          443,091           642,591
Lacey            WA            171,150          380,125           551,275
Marysville       WA            168,000          373,135           541,135
Moses Lake       WA            138,600          307,831           446,431
Pasco            WA            161,700          359,142           520,842
Puyallup         WA            173,250          384,795           558,045
Redmond          WA            196,000          435,317           631,317
Renton           WA            185,500          412,003           597,503
Richland         WA            161,700          359,142           520,842
Seattle          WA            162,400          360,697           523,097
Silverdale       WA            183,808          419,777           603,585
Spanaway         WA            189,000          419,777           608,777
Spokane          WA             66,150          146,921           213,071
Tacoma           WA            187,111          415,579           602,690
Tacoma           WA            191,800          425,996           617,796
Tacoma           WA            196,000          435,324           631,324
Vancouver        WA            180,250          400,343           580,593
Walla Walla      WA            170,100          377,793           547,893
Wenatchee        WA            148,400          329,602           478,002
Woodinville      WA            171,500          380,908           552,408

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Automotive Parts
----------------
Houston          TX        137,583                  01/25/90       300
Leon Valley      TX        162,366                  01/17/90       300
Lubbock          TX         45,663                  10/26/87       300
Lubbock          TX         53,274                  10/29/87       300
Midland          TX         49,468                  10/27/87       300
Odessa           TX         55,176                  10/26/87       300
Pasadena         TX         97,837                  01/24/90       300
Plano            TX        170,947                  01/18/90       300
San Antonio      TX        221,771                  02/14/90       300
Bountiful        UT        167,402                  01/30/90       300
Provo            UT        114,239                  01/25/90       300
Bellevue         WA        204,131                  08/06/87       300
Bellingham       WA        184,874                  08/20/87       300
Bothell          WA        219,541                  08/20/87       300
Hazel Dell       WA        171,453                  05/23/88       300
Kennewick        WA        177,559                  08/26/87       300
Kent             WA        219,537                  08/06/87       300
Lacey            WA        188,339                  08/13/87       300
Marysville       WA        184,877                  08/20/87       300
Moses Lake       WA        152,520                  08/12/87       300
Pasco            WA        177,943                  08/18/87       300
Puyallup         WA        189,508                  09/15/87       300
Redmond          WA        214,390                  09/17/87       300
Renton           WA        202,906                  09/15/87       300
Richland         WA        177,943                  08/13/87       300
Seattle          WA        178,714                  08/20/87       300
Silverdale       WA        206,735                  09/16/87       300
Spanaway         WA        207,985                  08/25/87       300
Spokane          WA         71,482                  11/18/87       300
Tacoma           WA        170,464                  01/25/90       300
Tacoma           WA        211,067                  08/18/87       300
Tacoma           WA        213,096                  10/15/87       300
Vancouver        WA        198,356                  08/20/87       300
Walla Walla      WA        187,184                  08/06/87       300
Wenatchee        WA        163,308                  08/25/87       300
Woodinville      WA        188,727                  08/20/87       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Automotive Parts
----------------
Brown Deer       WI          257,408      802,141        None         None
Delafield        WI          324,574      772,702        None         None
Madison          WI          452,630      811,977        None         None
Oak Creek        WI          420,465      852,408        None         None
Automotive Service
------------------
Flagstaff        AZ          144,821      417,485        None         None
Chula Vista      CA          313,293      409,654        None           16
Arvada           CO          201,565      339,038        None          245
Broomfield       CO          154,930      503,626        None          245
Denver           CO           79,717      369,587        None         None
Denver           CO          341,726      433,341        None          274
Thornton         CO          276,084      415,464        None         None
Hartford         CT          248,540      482,460        None         None
Southington      CT          225,882      672,910        None         None
Ft. Lauderdale   FL          254,090      465,890        None          822
Jacksonville     FL           76,585      355,066        None         None
Lakeland         FL          500,000      645,402        None         None
Lauderdale Lakes FL           65,987      305,931        None         None
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

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Automotive Parts
----------------
Brown Deer       WI            257,408          802,141         1,059,549
Delafield        WI            324,574          772,702         1,097,276
Madison          WI            452,630          811,977         1,264,607
Oak Creek        WI            420,465          852,408         1,272,873
Automotive Service
------------------
Flagstaff        AZ            144,821          417,485           562,306
Chula Vista      CA            313,293          409,670           722,963
Arvada           CO            201,565          339,283           540,848
Broomfield       CO            154,930          503,871           658,801
Denver           CO             79,717          369,587           449,304
Denver           CO            341,726          433,615           775,341
Thornton         CO            276,084          415,464           691,548
Hartford         CT            248,540          482,460           731,000
Southington      CT            225,882          672,910           898,792
Ft. Lauderdale   FL            254,090          466,712           720,802
Jacksonville     FL             76,585          355,066           431,651
Lakeland         FL            500,000          645,402         1,145,402
Lauderdale Lakes FL             65,987          305,931           371,918
Seminole         FL             68,000          315,266           383,266
Sunrise          FL             80,253          372,070           452,323
Tampa            FL             70,000          324,538           394,538
Tampa            FL             67,000          310,629           377,629
Tampa            FL             86,502          401,041           487,543
Atlanta          GA             55,840          258,889           314,729
Atlanta          GA             78,646          364,625           443,271
Bogart           GA             66,807          309,733           376,540
Duluth           GA            222,275          316,925           539,200
Gainesville      GA             53,589          248,452           302,041
Marietta         GA             60,900          293,461           354,361
Marietta         GA             69,561          346,024           415,585
Riverdale        GA             58,444          270,961           329,405
Rome             GA             56,454          261,733           318,187
Anderson         IN            232,170          385,661           617,831
Indianapolis     IN            231,384          428,307           659,691
Olathe           KS            217,995          367,055           585,050

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Automotive Parts
----------------
Brown Deer       WI         65,570     12/15/98     07/16/98       300
Delafield        WI         39,268     07/29/99     02/26/99       300
Madison          WI         71,780     10/20/98     04/07/98       300
Oak Creek        WI         75,355     08/07/98     03/20/98       300
Automotive Service
------------------
Flagstaff        AZ         39,246     09/30/98     08/29/97       300
Chula Vista      CA         75,786     05/01/96     01/19/96       300
Arvada           CO         59,332     08/28/96     04/09/96       300
Broomfield       CO         88,135     08/22/96     03/15/96       300
Denver           CO        252,181                  10/08/85       300
Denver           CO         55,734     09/25/97     06/12/97       300
Thornton         CO         65,624     12/31/96     10/31/96       300
Hartford         CT         82,822                  09/30/96       300
Southington      CT         95,218                  06/06/97       300
Ft. Lauderdale   FL         47,444     05/13/98     12/24/97       300
Jacksonville     FL        238,636                  12/23/85       300
Lakeland         FL         59,351     06/04/98     12/31/97       300
Lauderdale Lakes FL        203,302                  02/19/86       300
Seminole         FL        211,886                  12/23/85       300
Sunrise          FL        248,276                  02/14/86       300
Tampa            FL        218,118                  12/27/85       300
Tampa            FL        208,770                  12/27/85       300
Tampa            FL        258,885                  07/23/86       300
Atlanta          GA        174,972                  11/27/85       300
Atlanta          GA        245,060                  12/18/85       300
Bogart           GA        208,168                  12/20/85       300
Duluth           GA         37,939     10/24/97     06/20/97       300
Gainesville      GA        166,980                  12/19/85       300
Marietta         GA        197,230                  12/26/85       300
Marietta         GA        225,653                  06/03/86       300
Riverdale        GA        181,087                  01/15/86       300
Rome             GA        175,906                  12/19/85       300
Anderson         IN         46,925                  12/19/97       300
Indianapolis     IN         73,526                  09/27/96       300
Olathe           KS         53,220     04/22/97     11/11/96       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Automotive Service
------------------
Louisville       KY           56,054      259,881        None         None
Newport          KY          323,511      289,017        None         None
Lenox            MA          287,769      535,273        None         None
Clinton          MD           70,880      328,620        None         None
Minneapolis      MN           58,000      268,903        None          182
Independence     MO          297,641      233,152        None         None
Durham           NC          354,676      361,203        None         None
Durham           NC           55,074      255,336        None         None
Fayetteville     NC          224,326      257,733        None         None
Garner           NC          218,294      319,334        None          443
Matthews         NC          295,580      338,472        None          420
Pineville        NC          254,460      355,630        None         None
Raleigh          NC           89,145      413,301        None         None
Raleigh          NC          398,694      263,621        None         None
Albion           NY          170,589      317,424        None         None
Dansville        NY          181,664      337,991        None         None
East Amherst     NY          260,708      484,788        None         None
East Syracuse    NY          250,609      466,264        None         None
Johnson City     NY          242,863      451,877        None         None
Wellsville       NY          161,331      300,231        None         None
West Amherst     NY          268,692      499,619        None         None
Akron            OH          139,126      460,334        None         None
Beavercreek      OH          205,000      492,538        None         None
Centerville      OH          305,000      420,448        None         None
Cincinnati       OH          293,005      201,340        None         None
Columbus         OH           71,098      329,627        None         None
Columbus         OH           75,761      351,247        None         None
Columbus         OH          245,036      470,468        None         None
Dayton           OH           70,000      324,538        None         None
Eastlake         OH          321,347      459,774        None         None
Fairfield        OH          323,408      235,024        None         None
Findlay          OH          283,515      397,004        None         None
Hamilton         OH          252,608      413,279        None         None
Huber Heights    OH          282,000      449,381        None         None
Miamisburg       OH           63,996      296,701        None         None
Milford          OH          353,324      269,997        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Automotive Service
------------------
Louisville       KY             56,054          259,881           315,935
Newport          KY            323,511          289,017           612,528
Lenox            MA            287,769          535,273           823,042
Clinton          MD             70,880          328,620           399,500
Minneapolis      MN             58,000          269,085           327,085
Independence     MO            297,641          233,152           530,793
Durham           NC            354,676          361,203           715,879
Durham           NC             55,074          255,336           310,410
Fayetteville     NC            224,326          257,733           482,059
Garner           NC            218,294          319,777           538,071
Matthews         NC            295,580          338,892           634,472
Pineville        NC            254,460          355,630           610,090
Raleigh          NC             89,145          413,301           502,446
Raleigh          NC            398,694          263,621           662,315
Albion           NY            170,589          317,424           488,013
Dansville        NY            181,664          337,991           519,655
East Amherst     NY            260,708          484,788           745,496
East Syracuse    NY            250,609          466,264           716,873
Johnson City     NY            242,863          451,877           694,740
Wellsville       NY            161,331          300,231           461,562
West Amherst     NY            268,692          499,619           768,311
Akron            OH            139,126          460,334           599,460
Beavercreek      OH            205,000          492,538           697,538
Centerville      OH            305,000          420,448           725,448
Cincinnati       OH            293,005          201,340           494,345
Columbus         OH             71,098          329,627           400,725
Columbus         OH             75,761          351,247           427,008
Columbus         OH            245,036          470,468           715,504
Dayton           OH             70,000          324,538           394,538
Eastlake         OH            321,347          459,774           781,121
Fairfield        OH            323,408          235,024           558,432
Findlay          OH            283,515          397,004           680,519
Hamilton         OH            252,608          413,279           665,887
Huber Heights    OH            282,000          449,381           731,381
Miamisburg       OH             63,996          296,701           360,697
Milford          OH            353,324          269,997           623,321

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Automotive Service
------------------
Louisville       KY        174,663                  12/17/85       300
Newport          KY         37,998                  09/17/97       300
Lenox            MA         38,350                  03/31/99       300
Clinton          MD        222,995                  11/15/85       300
Minneapolis      MN        180,727                  12/18/85       300
Independence     MO         37,693                  12/20/96       300
Durham           NC         47,515     08/29/97     03/31/97       300
Durham           NC        173,268                  11/13/85       300
Fayetteville     NC         31,340                  12/03/97       300
Garner           NC         38,248     01/05/98     06/20/97       300
Matthews         NC         30,049     08/28/98     02/27/98       300
Pineville        NC         46,783     08/28/97     04/16/97       300
Raleigh          NC        280,887                  10/28/85       300
Raleigh          NC         33,796                  10/01/97       300
Albion           NY         22,741                  03/31/99       300
Dansville        NY         24,215                  03/31/99       300
East Amherst     NY         34,735                  03/31/99       300
East Syracuse    NY         33,404                  03/31/99       300
Johnson City     NY         32,373                  03/31/99       300
Wellsville       NY         21,508                  03/31/99       300
West Amherst     NY         35,798                  03/31/99       300
Akron            OH         60,572                  09/18/97       300
Beavercreek      OH         74,701     02/13/97     09/09/96       300
Centerville      OH         74,980     07/24/96     06/28/96       300
Cincinnati       OH         26,439                  09/17/97       300
Columbus         OH        224,915                  10/02/85       300
Columbus         OH        238,714                  10/24/85       300
Columbus         OH         94,878                  12/22/95       300
Dayton           OH        220,561                  10/31/85       300
Eastlake         OH         92,721                  12/22/95       300
Fairfield        OH         30,887                  09/17/97       300
Findlay          OH         48,306                  12/24/97       300
Hamilton         OH         58,545     03/31/97     10/04/96       300
Huber Heights    OH         71,151     12/03/96     07/18/96       300
Miamisburg       OH        202,449                  10/08/85       300
Milford          OH         35,508                  09/18/97       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Automotive Service
------------------
Mt. Vernon       OH          216,115      375,357        None         None
Northwood        OH           65,978      263,912        None         None
Norwalk          OH          200,205      366,000        None         None
Sandusky         OH          264,708      404,011        None         None
Springboro       OH          191,911      522,902        None         None
Toledo           OH           91,655      366,621        None         None
Toledo           OH           73,408      293,632        None         None
Midwest City     OK          106,312      333,551        None         None
The Village      OK          143,655      295,422        None         None
Bethel Park      PA          299,595      331,264        None         None
Bethlehem        PA          275,328      389,067        None         None
Bethlehem        PA          229,162      310,526        None         None
Philadelphia     PA          858,500      877,744        None         None
Springfield Twp. PA           82,740      383,601        None         None
York             PA          249,436      347,424        None         None
Charleston       SC          217,250      294,079        None         None
Columbia         SC          343,785      295,001        None         None
Columbia         SC          267,622      298,594        None         None
Greenville       SC          221,946      315,163        None         None
Lexington        SC          241,534      342,182        None          302
North Charleston SC          174,980      341,466        None         None
Brentwood        TN          305,546      505,728        None         None
Nashville        TN          342,960      227,440        None         None
Dallas           TX          234,604      325,951        None         None
Houston          TX          233,406      411,197        None           21
Houston          TX          285,000      369,697        None         None
Houston          TX          195,000      424,651        None         None
Lewisville       TX          199,942      324,736        None         None
San Antonio      TX          198,828      437,422        None         None
Roanoke          VA          349,628      322,545        None         None
Bremerton        WA          261,172      373,080        None         None
Milwaukee        WI          173,005      499,244        None         None
Milwaukee        WI          152,509      475,480        None         None
New Berlin       WI          188,491      466,268        None         None



                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Automotive Service
------------------
Mt. Vernon       OH            216,115          375,357           591,472
Northwood        OH             65,978          263,912           329,890
Norwalk          OH            200,205          366,000           566,205
Sandusky         OH            264,708          404,011           668,719
Springboro       OH            191,911          522,902           714,813
Toledo           OH             91,655          366,621           458,276
Toledo           OH             73,408          293,632           367,040
Midwest City     OK            106,312          333,551           439,863
The Village      OK            143,655          295,422           439,077
Bethel Park      PA            299,595          331,264           630,859
Bethlehem        PA            275,328          389,067           664,395
Bethlehem        PA            229,162          310,526           539,688
Philadelphia     PA            858,500          877,744         1,736,244
Springfield Twp. PA             82,740          383,601           466,341
York             PA            249,436          347,424           596,860
Charleston       SC            217,250          294,079           511,329
Columbia         SC            343,785          295,001           638,786
Columbia         SC            267,622          298,594           566,216
Greenville       SC            221,946          315,163           537,109
Lexington        SC            241,534          342,484           584,018
North Charleston SC            174,980          341,466           516,446
Brentwood        TN            305,546          505,728           811,274
Nashville        TN            342,960          227,440           570,400
Dallas           TX            234,604          325,951           560,555
Houston          TX            233,406          411,218           644,624
Houston          TX            285,000          369,697           654,697
Houston          TX            195,000          424,651           619,651
Lewisville       TX            199,942          324,736           524,678
San Antonio      TX            198,828          437,422           636,250
Roanoke          VA            349,628          322,545           672,173
Bremerton        WA            261,172          373,080           634,252
Milwaukee        WI            173,005          499,244           672,249
Milwaukee        WI            152,509          475,480           627,989
New Berlin       WI            188,491          466,268           654,759



                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Automotive Service
------------------
Mt. Vernon       OH         45,669                  12/30/97       300
Northwood        OH        252,109                  09/12/86       180
Norwalk          OH         44,529                  12/19/97       300
Sandusky         OH         49,158                  12/19/97       300
Springboro       OH         79,148                  03/07/97       300
Toledo           OH        350,225                  09/12/86       180
Toledo           OH        280,500                  09/12/86       180
Midwest City     OK         31,768     08/06/98     08/08/97       300
The Village      OK         32,019     03/06/98     07/29/97       300
Bethel Park      PA         40,311                  12/19/97       300
Bethlehem        PA         47,342                  12/19/97       300
Bethlehem        PA         37,777                  12/24/97       300
Philadelphia     PA        297,062     05/19/95     12/05/94       300
Springfield Twp. PA        254,916                  02/28/86       300
York             PA         42,271                  12/30/97       300
Charleston       SC         39,651     07/14/97     03/13/97       300
Columbia         SC         41,698     05/27/97     02/07/97       300
Columbia         SC         32,396     03/31/98     11/05/97       300
Greenville       SC         40,417     09/05/97     03/31/97       300
Lexington        SC         23,544     02/03/99     09/24/98       300
North Charleston SC         32,456     08/06/98     03/12/98       300
Brentwood        TN         59,837     03/13/98     05/28/97       300
Nashville        TN         29,896                  09/17/97       300
Dallas           TX         57,041     08/09/96     02/19/96       300
Houston          TX         18,750     09/07/99     03/26/98       300
Houston          TX         47,405     08/08/97     08/08/97       300
Houston          TX         19,343     10/01/99     06/12/98       300
Lewisville       TX         56,829     08/02/96     02/14/96       300
San Antonio      TX         92,588                  09/15/95       300
Roanoke          VA         39,248                  12/19/97       300
Bremerton        WA         61,166     03/19/97     07/24/96       300
Milwaukee        WI        100,681                  12/22/95       300
Milwaukee        WI         81,624                  09/27/96       300
New Berlin       WI         94,031                  12/22/95       300



                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Book Stores
-----------
Tampa            FL          998,250    3,696,707        None         None
Matthews         NC          768,222      843,401        None          126
Business Services
-----------------
Jackson          MI          550,162      571,590        None         None
Child Care
----------
Birmingham       AL           63,800      295,791        None         None
Huntsville       AL           28,600      197,165        None          277
Mobile           AL           78,400      237,671        None          277
Avondale         AZ          242,723    1,129,139        None         None
Chandler         AZ          144,083      668,079        None         None
Chandler         AZ          291,720      647,923        None         None
Chandler         AZ          271,695      603,446        None         None
Mesa             AZ          297,500      660,755        None         None
Mesa             AZ          276,770      590,417        None         None
Mesa             AZ          308,951    1,025,612        None         None
Peoria           AZ          281,750      625,779        None         None
Phoenix          AZ          318,500      707,397        None         None
Phoenix          AZ          264,504      587,471        None         None
Phoenix          AZ          260,719      516,181        None         None
Phoenix          AZ          115,000      285,172        None          158
Scottsdale       AZ          291,993      648,529        None         None
Tempe            AZ          292,200      648,989        None         None
Tempe            AZ          294,000      638,977        None         None
Tucson           AZ          304,500      676,303        None         None
Tucson           AZ          283,500      546,878        None         None
Calabasas        CA          156,430      725,248        None         None
Carmichael       CA          131,035      607,507        None         None
Chino            CA          155,000      634,071        None         None
Chula Vista      CA          350,563      778,614        None         None
Corona           CA          144,856      671,584        None         None
El Cajon         CA          157,804      731,621        None         None
Encinitas        CA          320,000      710,729        None         None
Escondido        CA          276,286      613,638        None         None
Folsom           CA          281,563      625,363        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Book Stores
-----------
Tampa            FL            998,250        3,696,707         4,694,957
Matthews         NC            768,222          843,527         1,611,749
Business Services
-----------------
Jackson          MI            550,162          571,590         1,121,752
Child Care
----------
Birmingham       AL             63,800          295,791           359,591
Huntsville       AL             28,600          197,442           226,042
Mobile           AL             78,400          237,948           316,348
Avondale         AZ            242,723        1,129,139         1,371,862
Chandler         AZ            144,083          668,079           812,162
Chandler         AZ            291,720          647,923           939,643
Chandler         AZ            271,695          603,446           875,141
Mesa             AZ            297,500          660,755           958,255
Mesa             AZ            276,770          590,417           867,187
Mesa             AZ            308,951        1,025,612         1,334,563
Peoria           AZ            281,750          625,779           907,529
Phoenix          AZ            318,500          707,397         1,025,897
Phoenix          AZ            264,504          587,471           851,975
Phoenix          AZ            260,719          516,181           776,900
Phoenix          AZ            115,000          285,330           400,330
Scottsdale       AZ            291,993          648,529           940,522
Tempe            AZ            292,200          648,989           941,189
Tempe            AZ            294,000          638,977           932,977
Tucson           AZ            304,500          676,303           980,803
Tucson           AZ            283,500          546,878           830,378
Calabasas        CA            156,430          725,248           881,678
Carmichael       CA            131,035          607,507           738,542
Chino            CA            155,000          634,071           789,071
Chula Vista      CA            350,563          778,614         1,129,177
Corona           CA            144,856          671,584           816,440
El Cajon         CA            157,804          731,621           889,425
Encinitas        CA            320,000          710,729         1,030,729
Escondido        CA            276,286          613,638           889,924
Folsom           CA            281,563          625,363           906,926

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Book Stores
-----------
Tampa            FL        560,600                  03/11/97       300
Matthews         NC         68,879                  12/31/98       300
Business Services
-----------------
Jackson          MI         42,993     01/15/99     09/25/98       300
Child Care
----------
Birmingham       AL        219,429                  10/31/84       300
Huntsville       AL        197,327                  06/15/82       180
Mobile           AL        237,833                  10/15/82       180
Avondale         AZ         69,717     04/20/99     07/28/98       300
Chandler         AZ        418,481                  12/17/86       300
Chandler         AZ        313,275                  12/11/87       300
Chandler         AZ        291,846                  12/14/87       300
Mesa             AZ        301,940                  09/29/88       300
Mesa             AZ        269,801                  09/29/88       300
Mesa             AZ         53,027     07/26/99     01/13/99       300
Peoria           AZ        297,041                  03/30/88       300
Phoenix          AZ        323,254                  09/29/88       300
Phoenix          AZ        232,454                  06/29/90       300
Phoenix          AZ        195,299                  12/26/90       300
Phoenix          AZ        285,253                  02/08/84       180
Scottsdale       AZ        313,607                  12/14/87       300
Tempe            AZ        308,058                  03/10/88       300
Tempe            AZ        253,052                  09/27/90       300
Tucson           AZ        309,046                  09/28/88       300
Tucson           AZ        249,903                  09/29/88       300
Calabasas        CA        495,614                  09/26/85       300
Carmichael       CA        389,848                  08/22/86       300
Chino            CA        634,071                  10/06/83       180
Chula Vista      CA        381,141                  10/30/87       300
Corona           CA        492,973                  12/19/84       300
El Cajon         CA        491,711                  12/19/85       300
Encinitas        CA        343,685                  12/29/87       300
Escondido        CA        296,734                  12/31/87       300
Folsom           CA        307,207                  10/23/87       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Mission Viejo    CA          353,891      744,367        None         None
Moreno Valley    CA          304,489      676,214        None         None
Oceanside        CA          145,568      674,889        None         None
Palmdale         CA          249,490      554,125        None         None
Rancho Cordova   CA          276,328      613,733        None         None
Rancho Cucamonga CA          471,733    1,047,739        None         None
Roseville        CA          297,343      660,411        None         None
Sacramento       CA          290,734      645,732        None         None
Santee           CA          248,418      551,748        None         None
Simi Valley      CA          208,585      967,055        None         None
Valencia         CA          301,295      669,185        None         None
Walnut           CA          217,365    1,007,753        None         None
Aurora           CO          141,811      657,497        None         None
Aurora           CO          287,000      637,440        None         None
Aurora           CO          301,455      655,610        None         None
Broomfield       CO          107,000      403,080        None         None
Broomfield       CO          155,306      344,941        None         None
Colorado Springs CO          115,542      535,700        None         None
Colorado Springs CO           58,400      271,217        None         None
Colorado Springs CO           92,570      241,413        None         None
Englewood        CO          131,216      608,372        None         None
Englewood        CO          158,651      735,572        None         None
Fort Collins     CO          117,105      542,950        None         None
Fort Collins     CO          137,734      638,593        None         None
Fort Collins     CO           55,200      256,356        None        3,600
Greeley          CO           58,400      270,755        None          227
Littleton        CO          287,000      637,435        None         None
Littleton        CO          299,250      664,642        None         None
Littleton        CO          161,617      358,956        None         None
Longmont         CO          115,592      535,931        None         None
Louisville       CO           58,089      269,313        None         None
Parker           CO          153,551      341,042        None         None
Westminster      CO          306,387      695,737        None         None
Bradenton        FL          160,060      355,501        None         None
Clearwater       FL           42,223      269,380        None         None
Jacksonville     FL           38,500      228,481        None          226

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Mission Viejo    CA            353,891          744,367         1,098,258
Moreno Valley    CA            304,489          676,214           980,703
Oceanside        CA            145,568          674,889           820,457
Palmdale         CA            249,490          554,125           803,615
Rancho Cordova   CA            276,328          613,733           890,061
Rancho Cucamonga CA            471,733        1,047,739         1,519,472
Roseville        CA            297,343          660,411           957,754
Sacramento       CA            290,734          645,732           936,466
Santee           CA            248,418          551,748           800,166
Simi Valley      CA            208,585          967,055         1,175,640
Valencia         CA            301,295          669,185           970,480
Walnut           CA            217,365        1,007,753         1,225,118
Aurora           CO            141,811          657,497           799,308
Aurora           CO            287,000          637,440           924,440
Aurora           CO            301,455          655,610           957,065
Broomfield       CO            107,000          403,080           510,080
Broomfield       CO            155,306          344,941           500,247
Colorado Springs CO            115,542          535,700           651,242
Colorado Springs CO             58,400          271,217           329,617
Colorado Springs CO             92,570          241,413           333,983
Englewood        CO            131,216          608,372           739,588
Englewood        CO            158,651          735,572           894,223
Fort Collins     CO            117,105          542,950           660,055
Fort Collins     CO            137,734          638,593           776,327
Fort Collins     CO             55,200          259,956           315,156
Greeley          CO             58,400          270,982           329,382
Littleton        CO            287,000          637,435           924,435
Littleton        CO            299,250          664,642           963,892
Littleton        CO            161,617          358,956           520,573
Longmont         CO            115,592          535,931           651,523
Louisville       CO             58,089          269,313           327,402
Parker           CO            153,551          341,042           494,593
Westminster      CO            306,387          695,737         1,002,124
Bradenton        FL            160,060          355,501           515,561
Clearwater       FL             42,223          269,380           311,603
Jacksonville     FL             38,500          228,707           267,207

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Mission Viejo    CA        244,002                  06/24/93       300
Moreno Valley    CA        347,178                  02/11/87       300
Oceanside        CA        453,582                  12/23/85       300
Palmdale         CA        253,214                  09/14/88       300
Rancho Cordova   CA        269,644                  03/22/89       300
Rancho Cucamonga CA        506,653                  12/30/87       300
Roseville        CA        324,416                  10/21/87       300
Sacramento       CA        316,092                  10/05/87       300
Santee           CA        275,019                  07/23/87       300
Simi Valley      CA        649,945                  12/20/85       300
Valencia         CA        311,711                  06/23/88       300
Walnut           CA        646,694                  08/22/86       300
Aurora           CO        434,436                  03/25/86       300
Aurora           CO        308,244                  12/31/87       300
Aurora           CO        320,043                  09/27/89       300
Broomfield       CO        403,080                  01/12/83       180
Broomfield       CO        163,735                  03/15/88       300
Colorado Springs CO        337,076                  12/04/86       300
Colorado Springs CO        271,217                  12/22/82       180
Colorado Springs CO        241,413                  08/31/83       180
Englewood        CO        382,803                  12/05/86       300
Englewood        CO        460,757                  12/29/86       300
Fort Collins     CO        358,749                  03/25/86       300
Fort Collins     CO        421,946                  03/25/86       300
Fort Collins     CO        257,436                  12/22/82       180
Greeley          CO        199,841                  11/21/84       300
Littleton        CO        291,284                  09/29/88       300
Littleton        CO        303,718                  09/29/88       300
Littleton        CO        173,577                  12/10/87       300
Longmont         CO        354,112                  03/25/86       300
Louisville       CO        203,801                  06/22/84       300
Parker           CO        167,531                  10/19/87       300
Westminster      CO        317,838                  09/27/89       300
Bradenton        FL        166,645                  05/05/88       300
Clearwater       FL        269,380                  12/22/81       180
Jacksonville     FL        228,481                  12/22/81       180

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Jacksonville     FL           48,000      243,060        None          226
Jacksonville     FL          184,800      410,447        None         None
Jupiter          FL           78,000      360,088        None          200
Margate          FL           66,686      309,183        None         None
Melbourne        FL          256,439      549,345        None         None
Niceville        FL           73,696      341,688        None         None
Orlando          FL           68,001      313,922        None         None
Orlando          FL          159,177      353,538        None         None
Orlando          FL          245,249      544,704        None         None
Orlando          FL          190,050      422,107        None         None
Oviedo           FL          166,409      369,598        None         None
Panama City      FL           69,500      244,314        None          304
Pensacola        FL          147,000      326,492        None         None
Royal Palm Beach FL          194,193      431,309        None         None
Spring Hill      FL          146,939      326,356        None         None
St. Augustine    FL           44,800      213,040        None         None
Sunrise          FL           69,400      246,671        None          181
Sunrise          FL          245,000      533,280        None         None
Tallahassee      FL           66,000      232,010        None          565
Tampa            FL           53,385      199,846        None         None
Douglasville     GA           54,000      250,356        None        1,631
Duluth           GA          310,000    1,040,008        None         None
Dunwoody         GA          318,500      707,399        None         None
Ellenwood        GA          119,678      275,414        None         None
Fayetteville     GA          148,400      329,601        None          264
Lawrenceville    GA          141,449      314,161        None         None
Lilburn          GA          116,350      539,488        None          226
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

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Jacksonville     FL             48,000          243,286           291,286
Jacksonville     FL            184,800          410,447           595,247
Jupiter          FL             78,000          360,288           438,288
Margate          FL             66,686          309,183           375,869
Melbourne        FL            256,439          549,345           805,784
Niceville        FL             73,696          341,688           415,384
Orlando          FL             68,001          313,922           381,923
Orlando          FL            159,177          353,538           512,715
Orlando          FL            245,249          544,704           789,953
Orlando          FL            190,050          422,107           612,157
Oviedo           FL            166,409          369,598           536,007
Panama City      FL             69,500          244,618           314,118
Pensacola        FL            147,000          326,492           473,492
Royal Palm Beach FL            194,193          431,309           625,502
Spring Hill      FL            146,939          326,356           473,295
St. Augustine    FL             44,800          213,040           257,840
Sunrise          FL             69,400          246,852           316,252
Sunrise          FL            245,000          533,280           778,280
Tallahassee      FL             66,000          232,575           298,575
Tampa            FL             53,385          199,846           253,231
Douglasville     GA             54,000          251,987           305,987
Duluth           GA            310,000        1,040,008         1,350,008
Dunwoody         GA            318,500          707,399         1,025,899
Ellenwood        GA            119,678          275,414           395,092
Fayetteville     GA            148,400          329,865           478,265
Lawrenceville    GA            141,449          314,161           455,610
Lilburn          GA            116,350          539,714           656,064
Lithia Springs   GA            187,444          363,358           550,802
Lithonia         GA            239,715          524,459           764,174
Marietta         GA            231,000          513,061           744,061
Marietta         GA            273,000          619,076           892,076
Marietta         GA            292,250          649,095           941,345
Marietta         GA            295,750          596,299           892,049
Marietta         GA            301,000          668,529           969,529
Marietta         GA            148,620          330,090           478,710
Martinez         GA            141,153          313,504           454,657

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Jacksonville     FL        243,060                  12/22/81       180
Jacksonville     FL        180,330                  03/30/89       300
Jupiter          FL        247,021                  09/11/85       300
Margate          FL        193,671                  12/16/86       300
Melbourne        FL        182,272                  04/16/93       300
Niceville        FL        214,993                  12/03/86       300
Orlando          FL        215,351                  09/04/85       300
Orlando          FL        176,220                  07/02/87       300
Orlando          FL        263,399                  12/10/87       300
Orlando          FL        185,453                  03/30/89       300
Oviedo           FL        179,818                  11/20/87       300
Panama City      FL        244,314                  06/15/82       180
Pensacola        FL        143,444                  03/28/89       300
Royal Palm Beach FL        194,556                  11/15/88       300
Spring Hill      FL        158,779                  11/24/87       300
St. Augustine    FL        213,040                  12/22/81       180
Sunrise          FL        246,671                  06/15/82       180
Sunrise          FL        235,174                  05/25/89       300
Tallahassee      FL        232,575                  06/15/82       180
Tampa            FL        199,846                  12/22/81       180
Douglasville     GA        185,734                  10/23/84       300
Duluth           GA         50,316     08/25/99     06/07/99       300
Dunwoody         GA        319,095                  11/16/88       300
Ellenwood        GA        124,234                  11/16/88       300
Fayetteville     GA        144,811                  03/29/89       300
Lawrenceville    GA        145,411                  07/07/88       300
Lilburn          GA        337,932                  12/23/86       300
Lithia Springs   GA        156,041                  12/28/89       300
Lithonia         GA        215,199                  08/20/91       300
Marietta         GA        243,537                  03/18/88       300
Marietta         GA        292,027                  04/26/88       300
Marietta         GA        290,889                  12/02/88       300
Marietta         GA        267,229                  12/30/88       300
Marietta         GA        299,597                  12/30/88       300
Marietta         GA        150,965                  09/16/88       300
Martinez         GA        151,597                  12/31/87       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Smyrna           GA          274,750      610,229        None         None
Stockbridge      GA          168,700      374,688        None         None
Stone Mountain   GA          316,750      703,512        None         None
Stone Mountain   GA           65,000      301,357        None          226
Valdosta         GA           73,561      341,059        None          226
Cedar Rapids     IA          194,950      427,085        None         None
Iowa City        IA          186,900      408,910        None         None
Johnston         IA          186,996      347,278        None         None
Addison          IL          125,780      583,146        None         None
Algonquin        IL          241,500      509,629        None         None
Aurora           IL          165,679      398,738        None         None
Aurora           IL          468,000    1,259,926        None         None
Bartlett         IL          120,824      560,166        None         None
Bolingbrook      IL           60,000      409,024        None         None
Carol Stream     IL          122,831      586,416        None         None
Crystal Lake     IL          400,000    1,259,424        None         None
Elk Grove VillageIL          126,860      588,175        None         None
Elk Grove VillageIL          214,845      477,181        None         None
Glendale Heights IL          318,500      707,399        None         None
Hoffman Estates  IL          318,500      707,399        None         None
Hoffman Estates  IL          211,082      468,818        None        1,050
Lake in the HillsIL          375,000    1,127,678        None         None
Lockport         IL          189,477      442,018        None         None
Naperville       IL          425,000    1,230,654        None         None
O'Fallon         IL          141,250      313,722        None         None
Orland Park      IL          218,499      485,296        None         None
Oswego           IL          380,000    1,165,818        None        1,182
Palatine         IL          121,911      565,232        None         None
Roselle          IL          297,541      561,037        None         None
Schaumburg       IL          218,798      485,955        None         None
Vernon Hills     IL          132,523      614,430        None         None
Westmont         IL          124,742      578,330        None         None
Carmel           IN          217,565      430,742        None         None
Fishers          IN          212,118      419,958        None         None
Highland         IN          220,460      436,476        None         None
Indianapolis     IN          245,000      544,153        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Smyrna           GA            274,750          610,229           884,979
Stockbridge      GA            168,700          374,688           543,388
Stone Mountain   GA            316,750          703,512         1,020,262
Stone Mountain   GA             65,000          301,583           366,583
Valdosta         GA             73,561          341,285           414,846
Cedar Rapids     IA            194,950          427,085           622,035
Iowa City        IA            186,900          408,910           595,810
Johnston         IA            186,996          347,278           534,274
Addison          IL            125,780          583,146           708,926
Algonquin        IL            241,500          509,629           751,129
Aurora           IL            165,679          398,738           564,417
Aurora           IL            468,000        1,259,926         1,727,926
Bartlett         IL            120,824          560,166           680,990
Bolingbrook      IL             60,000          409,024           469,024
Carol Stream     IL            122,831          586,416           709,247
Crystal Lake     IL            400,000        1,259,424         1,659,424
Elk Grove VillageIL            126,860          588,175           715,035
Elk Grove VillageIL            214,845          477,181           692,026
Glendale Heights IL            318,500          707,399         1,025,899
Hoffman Estates  IL            318,500          707,399         1,025,899
Hoffman Estates  IL            211,082          469,868           680,950
Lake in the HillsIL            375,000        1,127,678         1,502,678
Lockport         IL            189,477          442,018           631,495
Naperville       IL            425,000        1,230,654         1,655,654
O'Fallon         IL            141,250          313,722           454,972
Orland Park      IL            218,499          485,296           703,795
Oswego           IL            380,000        1,167,000         1,547,000
Palatine         IL            121,911          565,232           687,143
Roselle          IL            297,541          561,037           858,578
Schaumburg       IL            218,798          485,955           704,753
Vernon Hills     IL            132,523          614,430           746,953
Westmont         IL            124,742          578,330           703,072
Carmel           IN            217,565          430,742           648,307
Fishers          IN            212,118          419,958           632,076
Highland         IN            220,460          436,476           656,936
Indianapolis     IN            245,000          544,153           789,153

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Smyrna           GA        275,263                  11/15/88       300
Stockbridge      GA        164,619                  03/28/89       300
Stone Mountain   GA        317,342                  11/16/88       300
Stone Mountain   GA        209,321                  06/19/85       300
Valdosta         GA        214,595                  12/03/86       300
Cedar Rapids     IA        156,955                  09/24/92       300
Iowa City        IA        152,221                  09/24/92       300
Johnston         IA        123,405                  08/19/91       300
Addison          IL        385,310                  03/25/86       300
Algonquin        IL        203,044                  07/10/90       300
Aurora           IL        178,691                  12/21/88       300
Aurora           IL         52,587     10/26/99     06/14/99       300
Bartlett         IL        370,125                  03/25/86       300
Bolingbrook      IL        409,024                  10/18/82       180
Carol Stream     IL        387,470                  03/25/86       300
Crystal Lake     IL         56,755     09/28/99     05/14/99       300
Elk Grove VillageIL        388,633                  03/26/86       300
Elk Grove VillageIL        225,094                  04/08/88       300
Glendale Heights IL        319,095                  11/16/88       300
Hoffman Estates  IL        310,795                  03/31/89       300
Hoffman Estates  IL        193,664                  12/08/89       300
Lake in the HillsIL         50,823     09/03/99     05/14/99       300
Lockport         IL        216,365                  10/29/87       300
Naperville       IL         51,360     10/06/99     05/19/99       300
O'Fallon         IL        153,562                  10/30/87       300
Orland Park      IL        237,549                  10/28/87       300
Oswego           IL         56,401     08/18/99     06/30/99       300
Palatine         IL        373,473                  03/25/86       300
Roselle          IL        251,427                  12/30/88       300
Schaumburg       IL        234,990                  12/17/87       300
Vernon Hills     IL        405,979                  03/25/86       300
Westmont         IL        382,127                  03/25/86       300
Carmel           IN        162,973                  12/27/90       300
Fishers          IN        158,893                  12/27/90       300
Highland         IN        165,142                  12/26/90       300
Indianapolis     IN        215,314                  06/29/90       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Noblesville      IN           60,000      278,175        None         None
Zionsville       IN          127,568      319,770        None         None
Lenexa           KS          318,500      707,399        None         None
Olathe           KS          304,500      676,308        None         None
Overland Park    KS          305,691      707,397        None         None
Overland Park    KS          357,500    1,115,171        None         None
Shawnee          KS          315,000      699,629        None         None
Shawnee          KS          288,246      935,875        None         None
Wichita          KS          209,890      415,549        None         None
Wichita          KS          108,569      401,829        None         None
Lexington        KY          210,427      420,883        None         None
Acton            MA          315,533      700,813        None         None
Marlborough      MA          352,765      776,488        None         None
Westborough      MA          359,412      773,877        None         None
Ellicott City    MD          219,368      630,839        None         None
Frederick        MD          203,352    1,017,109        None         None
Olney            MD          342,500      760,701        None         None
Waldorf          MD          130,430      604,702        None         None
Waldorf          MD          237,207      526,844        None         None
Canton           MI           55,000      378,848        None         None
Apple Valley     MN          113,523      526,319        None          165
Bloomington      MN          124,113      575,416        None          165
Brooklyn Park    MN          118,111      547,587        None          165
Brooklyn Park    MN          112,823      523,073        None          165
Eagan            MN          112,127      519,845        None          165
Eden Prairie     MN          124,286      576,243        None          165
Maple Grove      MN          111,691      517,822        None         None
Maple Grove      MN          313,250      660,149        None         None
Minnetonka       MN          146,847      680,842        None          165
Plymouth         MN          134,221      622,350        None          165
W. Bloomington   MN           40,000      468,484        None          165
White Bear Lake  MN          260,750      579,133        None         None
White Bear Lake  MN          242,165      537,856        None         None
Florissant       MO          318,500      707,399        None         None
Florissant       MO          181,300      402,672        None         None
Gladstone        MO          294,000      652,987        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Noblesville      IN             60,000          278,175           338,175
Zionsville       IN            127,568          319,770           447,338
Lenexa           KS            318,500          707,399         1,025,899
Olathe           KS            304,500          676,308           980,808
Overland Park    KS            305,691          707,397         1,013,088
Overland Park    KS            357,500        1,115,171         1,472,671
Shawnee          KS            315,000          699,629         1,014,629
Shawnee          KS            288,246          935,875         1,224,121
Wichita          KS            209,890          415,549           625,439
Wichita          KS            108,569          401,829           510,398
Lexington        KY            210,427          420,883           631,310
Acton            MA            315,533          700,813         1,016,346
Marlborough      MA            352,765          776,488         1,129,253
Westborough      MA            359,412          773,877         1,133,289
Ellicott City    MD            219,368          630,839           850,207
Frederick        MD            203,352        1,017,109         1,220,461
Olney            MD            342,500          760,701         1,103,201
Waldorf          MD            130,430          604,702           735,132
Waldorf          MD            237,207          526,844           764,051
Canton           MI             55,000          378,848           433,848
Apple Valley     MN            113,523          526,484           640,007
Bloomington      MN            124,113          575,581           699,694
Brooklyn Park    MN            118,111          547,752           665,863
Brooklyn Park    MN            112,823          523,238           636,061
Eagan            MN            112,127          520,010           632,137
Eden Prairie     MN            124,286          576,408           700,694
Maple Grove      MN            111,691          517,822           629,513
Maple Grove      MN            313,250          660,149           973,399
Minnetonka       MN            146,847          681,007           827,854
Plymouth         MN            134,221          622,515           756,736
W. Bloomington   MN             40,000          468,649           508,649
White Bear Lake  MN            260,750          579,133           839,883
White Bear Lake  MN            242,165          537,856           780,021
Florissant       MO            318,500          707,399         1,025,899
Florissant       MO            181,300          402,672           583,972
Gladstone        MO            294,000          652,987           946,987

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Noblesville      IN        198,580                  04/30/85       300
Zionsville       IN        156,522                  10/28/87       300
Lenexa           KS        310,795                  03/31/89       300
Olathe           KS        309,048                  09/28/88       300
Overland Park    KS        323,254                  09/28/88       300
Overland Park    KS         57,654     07/23/99     05/14/99       300
Shawnee          KS        317,646                  10/27/88       300
Shawnee          KS         70,231     12/29/98     08/24/98       300
Wichita          KS        157,225                  12/26/90       300
Wichita          KS        235,873                  12/16/86       300
Lexington        KY        166,081                  08/20/91       300
Acton            MA        320,246                  09/30/88       300
Marlborough      MA        350,259                  11/04/88       300
Westborough      MA        349,079                  11/01/88       300
Ellicott City    MD        282,706                  12/19/88       300
Frederick        MD        100,016                  07/06/98       300
Olney            MD        367,849                  12/18/87       300
Waldorf          MD        450,856                  09/26/84       300
Waldorf          MD        254,762                  12/31/87       300
Canton           MI        378,848                  10/06/82       180
Apple Valley     MN        347,762                  03/26/86       300
Bloomington      MN        380,202                  03/27/86       300
Brooklyn Park    MN        361,813                  03/26/86       300
Brooklyn Park    MN        345,617                  03/27/86       300
Eagan            MN        343,483                  03/31/86       300
Eden Prairie     MN        380,749                  03/27/86       300
Maple Grove      MN        342,148                  03/26/86       300
Maple Grove      MN        263,784                  07/11/90       300
Minnetonka       MN        428,403                  12/12/86       300
Plymouth         MN        391,596                  12/12/86       300
W. Bloomington   MN        468,484                  06/18/82       180
White Bear Lake  MN        280,049                  12/23/87       300
White Bear Lake  MN        209,711                  08/30/90       300
Florissant       MO        310,795                  03/30/89       300
Florissant       MO        176,914                  03/29/89       300
Gladstone        MO        298,391                  09/29/88       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Lee's Summit     MO          313,740      939,367        None         None
Lee's Summit     MO          239,627      532,220        None         None
Lee's Summit     MO          330,000      993,787        None         None
Liberty          MO           65,400      303,211        None         None
Manchester       MO          287,000      637,435        None         None
North Kansas CityMO          307,784      910,401        None         None
St. Charles      MO          259,000      575,246        None         None
Pearl            MS          121,801      270,524        None         None
Cary             NC           75,200      262,973        None          228
Chapel Hill      NC           77,000      356,992        None          236
Charlotte        NC           27,551      247,000        None          228
Charlotte        NC          134,582      268,222        None         None
Concord          NC           32,441      190,859        None         None
Durham           NC          220,728      429,380        None         None
Durham           NC          238,000      471,201        None         None
Hendersonville   NC           32,748      186,152        None          228
Kernersville     NC          162,216      316,300        None         None
Morrisville      NC          175,700      390,234        None         None
Bellevue         NE           60,568      280,819        None         None
Omaha            NE           60,500      280,491        None         None
Omaha            NE           53,000      245,720        None         None
Omaha            NE          142,867      317,315        None         None
Londonderry      NH          335,467      745,082        None         None
Clementon        NJ          279,851      554,060        None         None
Las Vegas        NV          201,250      446,983        None         None
Sparks           NV          244,752      543,605        None         None
Beavercreek      OH          179,552      398,786        None         None
Centerville      OH          174,519      387,613        None         None
Cincinnati       OH          165,910      368,486        None          176
Dublin           OH           84,000      389,446        None          176
Englewood        OH           74,000      343,083        None          176
Forest Park      OH          170,778      379,305        None         None
Gahanna          OH           86,000      398,718        None          176
Huber Heights    OH          245,000      544,153        None         None
Loveland         OH          206,136      457,829        None         None
Maineville       OH          173,105      384,468        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Lee's Summit     MO            313,740          939,367         1,253,107
Lee's Summit     MO            239,627          532,220           771,847
Lee's Summit     MO            330,000          993,787         1,323,787
Liberty          MO             65,400          303,211           368,611
Manchester       MO            287,000          637,435           924,435
North Kansas CityMO            307,784          910,401         1,218,185
St. Charles      MO            259,000          575,246           834,246
Pearl            MS            121,801          270,524           392,325
Cary             NC             75,200          263,201           338,401
Chapel Hill      NC             77,000          357,228           434,228
Charlotte        NC             27,551          247,228           274,779
Charlotte        NC            134,582          268,222           402,804
Concord          NC             32,441          190,859           223,300
Durham           NC            220,728          429,380           650,108
Durham           NC            238,000          471,201           709,201
Hendersonville   NC             32,748          186,380           219,128
Kernersville     NC            162,216          316,300           478,516
Morrisville      NC            175,700          390,234           565,934
Bellevue         NE             60,568          280,819           341,387
Omaha            NE             60,500          280,491           340,991
Omaha            NE             53,000          245,720           298,720
Omaha            NE            142,867          317,315           460,182
Londonderry      NH            335,467          745,082         1,080,549
Clementon        NJ            279,851          554,060           833,911
Las Vegas        NV            201,250          446,983           648,233
Sparks           NV            244,752          543,605           788,357
Beavercreek      OH            179,552          398,786           578,338
Centerville      OH            174,519          387,613           562,132
Cincinnati       OH            165,910          368,662           534,572
Dublin           OH             84,000          389,622           473,622
Englewood        OH             74,000          343,259           417,259
Forest Park      OH            170,778          379,305           550,083
Gahanna          OH             86,000          398,894           484,894
Huber Heights    OH            245,000          544,153           789,153
Loveland         OH            206,136          457,829           663,965
Maineville       OH            173,105          384,468           557,573

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Lee's Summit     MO         45,449     09/08/99     06/30/99       300
Lee's Summit     MO        223,510                  09/27/89       300
Lee's Summit     MO         51,375     07/26/99     06/17/99       300
Liberty          MO        210,607                  06/18/85       300
Manchester       MO        308,242                  12/22/87       300
North Kansas CityMO         73,828     09/28/99     08/21/98       300
St. Charles      MO        278,171                  12/23/87       300
Pearl            MS        122,165                  11/15/88       300
Cary             NC        263,053                  01/25/84       180
Chapel Hill      NC        254,844                  04/17/85       300
Charlotte        NC        247,000                  12/23/81       180
Charlotte        NC        120,988                  11/16/88       300
Concord          NC        190,859                  12/23/81       180
Durham           NC        187,587                  12/29/89       300
Durham           NC        167,442                  08/20/91       300
Hendersonville   NC        186,232                  12/23/81       180
Kernersville     NC        139,489                  12/14/89       300
Morrisville      NC        171,448                  03/29/89       300
Bellevue         NE        175,903                  12/16/86       300
Omaha            NE        211,219                  08/01/84       300
Omaha            NE        182,959                  10/11/84       300
Omaha            NE        153,440                  12/09/87       300
Londonderry      NH        316,465                  08/18/89       300
Clementon        NJ        195,297                  09/09/91       300
Las Vegas        NV        176,865                  06/29/90       300
Sparks           NV        261,256                  01/29/88       300
Beavercreek      OH        199,966                  06/30/87       300
Centerville      OH        193,206                  07/23/87       300
Cincinnati       OH        186,977                  04/29/87       300
Dublin           OH        265,730                  10/08/85       300
Englewood        OH        233,164                  10/23/85       300
Forest Park      OH        187,658                  09/28/87       300
Gahanna          OH        269,475                  11/26/85       300
Huber Heights    OH        210,593                  09/27/90       300
Loveland         OH        233,682                  03/20/87       300
Maineville       OH        196,238                  03/06/87       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Pickerington     OH           87,580      406,055        None          176
Westerville      OH          294,350      646,557        None         None
Westerville      OH           82,000      380,173        None          176
Broken Arrow     OK           78,705      220,434        None          279
Midwest City     OK           67,800      314,338        None          279
Oklahoma City    OK           79,000      366,261        None          279
Oklahoma City    OK           50,800      214,474        None        3,013
Yukon            OK           61,000      282,812        None          196
Beaverton        OR          135,148      626,647        None            3
Beaverton        OR          115,232      534,301        None            3
Charleston       SC          125,593      278,947        None         None
Charleston       SC          140,700      312,498        None         None
Columbia         SC           58,160      269,643        None        1,042
Elgin            SC          160,831      313,600        None         None
Goose Creek      SC           61,635      192,905        None          292
Ladson           SC           31,543      177,457        None          292
Lexington        SC           55,869      274,742        None          741
Mt. Pleasant     SC           40,700      180,400        None         None
Summerville      SC           44,400      174,500        None         None
Sumter           SC           56,010      268,903        None        1,007
Memphis          TN          238,263      504,897        None         None
Memphis          TN          238,000      528,608        None         None
Memphis          TN          221,501      491,962        None         None
Nashville        TN          274,298      609,223        None         None
Allen            TX          177,637      394,538        None         None
Arlington        TX           70,000      324,538      18,424        1,215
Arlington        TX           82,109      380,677        None         None
Arlington        TX          238,000      528,604        None         None
Arlington        TX          241,500      550,559        None         None
Arlington        TX          195,650      387,355        None         None
Atascocita       TX          278,915    1,034,868        None         None
Austin           TX          134,383      623,103        None         None
Austin           TX          236,733      528,608        None         None
Austin           TX          238,000      528,604        None         None
Austin           TX          103,600      230,532        None           75
Austin           TX           88,872      222,684        None           75

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Pickerington     OH             87,580          406,231           493,811
Westerville      OH            294,350          646,557           940,907
Westerville      OH             82,000          380,349           462,349
Broken Arrow     OK             78,705          220,713           299,418
Midwest City     OK             67,800          314,617           382,417
Oklahoma City    OK             79,000          366,540           445,540
Oklahoma City    OK             50,800          217,487           268,287
Yukon            OK             61,000          283,008           344,008
Beaverton        OR            135,148          626,650           761,798
Beaverton        OR            115,232          534,304           649,536
Charleston       SC            125,593          278,947           404,540
Charleston       SC            140,700          312,498           453,198
Columbia         SC             58,160          270,685           328,845
Elgin            SC            160,831          313,600           474,431
Goose Creek      SC             61,635          193,197           254,832
Ladson           SC             31,543          177,749           209,292
Lexington        SC             55,869          275,483           331,352
Mt. Pleasant     SC             40,700          180,400           221,100
Summerville      SC             44,400          174,500           218,900
Sumter           SC             56,010          269,910           325,920
Memphis          TN            238,263          504,897           743,160
Memphis          TN            238,000          528,608           766,608
Memphis          TN            221,501          491,962           713,463
Nashville        TN            274,298          609,223           883,521
Allen            TX            177,637          394,538           572,175
Arlington        TX             70,000          344,177           414,177
Arlington        TX             82,109          380,677           462,786
Arlington        TX            238,000          528,604           766,604
Arlington        TX            241,500          550,559           792,059
Arlington        TX            195,650          387,355           583,005
Atascocita       TX            278,915        1,034,868         1,313,783
Austin           TX            134,383          623,103           757,486
Austin           TX            236,733          528,608           765,341
Austin           TX            238,000          528,604           766,604
Austin           TX            103,600          230,607           334,207
Austin           TX             88,872          222,759           311,631

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Pickerington     OH        255,492                  12/11/86       300
Westerville      OH        255,413                  09/26/90       300
Westerville      OH        259,403                  10/08/85       300
Broken Arrow     OK        220,596                  01/27/83       180
Midwest City     OK        217,163                  08/14/85       300
Oklahoma City    OK        271,343                  11/14/84       300
Oklahoma City    OK        214,675                  06/15/82       180
Yukon            OK        200,808                  05/02/85       300
Beaverton        OR        392,527                  12/17/86       300
Beaverton        OR        334,682                  12/22/86       300
Charleston       SC        130,758                  05/26/88       300
Charleston       SC        137,296                  03/28/89       300
Columbia         SC        199,971                  11/14/84       300
Elgin            SC        138,298                  12/14/89       300
Goose Creek      SC        192,905                  12/22/81       180
Ladson           SC        177,628                  12/22/81       180
Lexington        SC        203,540                  11/13/84       300
Mt. Pleasant     SC        180,400                  12/22/81       180
Summerville      SC        174,500                  12/22/81       180
Sumter           SC        186,830                  06/18/85       300
Memphis          TN        230,718                  09/29/88       300
Memphis          TN        241,555                  09/30/88       300
Memphis          TN        191,817                  08/31/90       300
Nashville        TN        267,661                  03/30/89       300
Allen            TX        177,964                  11/21/88       300
Arlington        TX        230,833                  05/08/85       300
Arlington        TX        280,596                  12/13/84       300
Arlington        TX        241,552                  09/26/88       300
Arlington        TX        291,246                  09/22/89       300
Arlington        TX        144,326                  02/07/91       300
Atascocita       TX         53,498     07/19/99     05/14/99       300
Austin           TX        390,308                  12/23/86       300
Austin           TX        241,555                  09/27/88       300
Austin           TX        230,695                  04/06/89       300
Austin           TX        230,576                  10/29/82       180
Austin           TX        222,710                  01/12/83       180

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Austin           TX          188,144      417,872        None         None
Austin           TX          191,636      425,629        None         None
Austin           TX          224,878      499,460        None         None
Austin           TX          217,878      483,913        None         None
Bedford          TX          241,500      550,559        None         None
Carrollton       TX          277,850      617,113        None         None
Cedar Park       TX          168,857      375,036        None         None
Colleyville      TX          250,000    1,070,360        None         None
Colleyville      TX           68,000      315,266       8,979        4,172
Converse         TX          217,000      481,963        None         None
Coppell          TX          139,224      645,550        None         None
Coppell          TX          208,641      463,398        None         None
Corinth          TX          285,000    1,041,626        None         None
DeSoto           TX           86,000      398,715      29,103        2,027
Duncanville      TX           93,000      431,172        None         None
Euless           TX          234,111      519,962        None         None
Flower Mound     TX          202,773      442,845        None         None
Flower Mound     TX          281,735    1,099,726        None         None
Fort Worth       TX          238,000      528,608        None         None
Fort Worth       TX           85,518      396,495        None         None
Fort Worth       TX          210,007      444,460        None         None
Fort Worth       TX          216,160      427,962        None         None
Garland          TX          211,050      468,749        None         None
Grand Prairie    TX          167,164      371,276        None         None
Houston          TX          219,100      486,631        None         None
Houston          TX          219,100      486,628        None         None
Houston          TX          149,109      323,314        None         None
Houston          TX           58,000      268,901        None        1,015
Houston          TX           60,000      278,175        None          155
Houston          TX          102,000      472,898        None          155
Houston          TX          139,125      308,997        None        1,005
Houston          TX          139,125      308,997        None          155
Houston          TX          141,296      313,824        None         None
Houston          TX          294,582      919,276        None         None
Katy             TX          309,898      983,041        None         None
Lewisville       TX           79,000      366,264        None        1,245

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Austin           TX            188,144          417,872           606,016
Austin           TX            191,636          425,629           617,265
Austin           TX            224,878          499,460           724,338
Austin           TX            217,878          483,913           701,791
Bedford          TX            241,500          550,559           792,059
Carrollton       TX            277,850          617,113           894,963
Cedar Park       TX            168,857          375,036           543,893
Colleyville      TX            250,000        1,070,360         1,320,360
Colleyville      TX             68,000          328,417           396,417
Converse         TX            217,000          481,963           698,963
Coppell          TX            139,224          645,550           784,774
Coppell          TX            208,641          463,398           672,039
Corinth          TX            285,000        1,041,626         1,326,626
DeSoto           TX             86,000          429,845           515,845
Duncanville      TX             93,000          431,172           524,172
Euless           TX            234,111          519,962           754,073
Flower Mound     TX            202,773          442,845           645,618
Flower Mound     TX            281,735        1,099,726         1,381,461
Fort Worth       TX            238,000          528,608           766,608
Fort Worth       TX             85,518          396,495           482,013
Fort Worth       TX            210,007          444,460           654,467
Fort Worth       TX            216,160          427,962           644,122
Garland          TX            211,050          468,749           679,799
Grand Prairie    TX            167,164          371,276           538,440
Houston          TX            219,100          486,631           705,731
Houston          TX            219,100          486,628           705,728
Houston          TX            149,109          323,314           472,423
Houston          TX             58,000          269,916           327,916
Houston          TX             60,000          278,330           338,330
Houston          TX            102,000          473,053           575,053
Houston          TX            139,125          310,002           449,127
Houston          TX            139,125          309,152           448,277
Houston          TX            141,296          313,824           455,120
Houston          TX            294,582          919,276         1,213,858
Katy             TX            309,898          983,041         1,292,939
Lewisville       TX             79,000          367,509           446,509

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Austin           TX        195,882                  05/11/88       300
Austin           TX        190,742                  12/22/88       300
Austin           TX        222,366                  01/03/89       300
Austin           TX        208,361                  06/22/89       300
Bedford          TX        291,246                  09/22/89       300
Carrollton       TX        298,416                  12/11/87       300
Cedar Park       TX        169,167                  11/21/88       300
Colleyville      TX         51,779     08/17/99     05/14/99       300
Colleyville      TX        225,724                  05/01/85       300
Converse         TX        220,239                  09/28/88       300
Coppell          TX        404,368                  12/17/86       300
Coppell          TX        224,084                  12/11/87       300
Corinth          TX         57,284     06/04/99     05/19/99       300
Desoto           TX        296,726                  10/24/84       300
Duncanville      TX        306,148                  05/08/85       300
Euless           TX        262,283                  05/08/87       300
Flower Mound     TX        224,707                  04/20/87       300
Flower Mound     TX         67,789     04/23/99     01/13/99       300
Fort Worth       TX        241,555                  09/26/88       300
Fort Worth       TX        249,477                  12/03/86       300
Fort Worth       TX        183,715                  02/01/90       300
Fort Worth       TX        159,455                  02/07/91       300
Garland          TX        193,636                  12/12/89       300
Grand Prairie    TX        166,384                  12/13/88       300
Houston          TX        222,373                  09/30/88       300
Houston          TX        219,510                  11/16/88       300
Houston          TX        152,276                  06/26/89       300
Houston          TX        200,220                  10/11/84       300
Houston          TX        197,516                  05/01/85       300
Houston          TX        335,775                  05/01/85       300
Houston          TX        155,866                  05/22/87       300
Houston          TX        155,866                  05/22/87       300
Houston          TX        156,426                  07/24/87       300
Houston          TX         65,930     01/11/99     08/14/98       300
Katy             TX         77,030     11/30/98     08/21/98       300
Lewisville       TX        254,405                  06/26/85       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Lewisville       TX          192,777      428,121        None         None
Lewisville       TX          192,218      426,922        None         None
Mansfield        TX          181,375      402,839        None         None
Mesquite         TX           85,000      394,079        None          113
Mesquite         TX          139,466      326,525        None         None
Missouri City    TX          221,025      437,593        None         None
N. Richland HillsTX          238,000      528,608        None         None
Pasadena         TX           60,000      278,173        None          155
Plano            TX          261,912      581,658        None         None
Plano            TX          250,514      556,399        None         None
Plano            TX          259,000      575,246        None         None
Round Rock       TX           80,525      373,347        None         None
Round Rock       TX          186,380      413,957        None         None
San Antonio      TX          130,833      606,596        None         None
San Antonio      TX          234,500      520,831        None         None
San Antonio      TX          217,000      481,967        None         None
San Antonio      TX          220,500      447,108        None         None
San Antonio      TX          102,512      475,288        None         None
San Antonio      TX           81,530      378,007        None         None
San Antonio      TX          139,125      308,997        None         None
San Antonio      TX          181,412      402,923        None         None
San Antonio      TX          162,161      360,166        None         None
San Antonio      TX          182,868      406,155        None         None
Southlake        TX          228,279      511,750        None         None
Sugarland        TX          193,800      430,437        None         None
Sugarland        TX          339,310    1,000,876        None         None
The Woodlands    TX          193,801      430,440        None         None
Watauga          TX          165,914      368,502        None         None
Layton           UT          136,574      269,008        None         None
Sandy            UT          168,089      373,330        None         None
Centreville      VA          371,000      824,003        None         None
Chesapeake       VA          190,050      422,107        None         None
Glen Allen       VA           74,643      346,060        None         None
Portsmouth       VA          171,575      381,073        None         None
Richmond         VA          269,500      598,567        None         None
Richmond         VA           71,001      327,771        None          322

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Lewisville       TX            192,777          428,121           620,898
Lewisville       TX            192,218          426,922           619,140
Mansfield        TX            181,375          402,839           584,214
Mesquite         TX             85,000          394,192           479,192
Mesquite         TX            139,466          326,525           465,991
Missouri City    TX            221,025          437,593           658,618
N. Richland HillsTX            238,000          528,608           766,608
Pasadena         TX             60,000          278,328           338,328
Plano            TX            261,912          581,658           843,570
Plano            TX            250,514          556,399           806,913
Plano            TX            259,000          575,246           834,246
Round Rock       TX             80,525          373,347           453,872
Round Rock       TX            186,380          413,957           600,337
San Antonio      TX            130,833          606,596           737,429
San Antonio      TX            234,500          520,831           755,331
San Antonio      TX            217,000          481,967           698,967
San Antonio      TX            220,500          447,108           667,608
San Antonio      TX            102,512          475,288           577,800
San Antonio      TX             81,530          378,007           459,537
San Antonio      TX            139,125          308,997           448,122
San Antonio      TX            181,412          402,923           584,335
San Antonio      TX            162,161          360,166           522,327
San Antonio      TX            182,868          406,155           589,023
Southlake        TX            228,279          511,750           740,029
Sugarland        TX            193,800          430,437           624,237
Sugarland        TX            339,310        1,000,876         1,340,186
The Woodlands    TX            193,801          430,440           624,241
Watauga          TX            165,914          368,502           534,416
Layton           UT            136,574          269,008           405,582
Sandy            UT            168,089          373,330           541,419
Centreville      VA            371,000          824,003         1,195,003
Chesapeake       VA            190,050          422,107           612,157
Glen Allen       VA             74,643          346,060           420,703
Portsmouth       VA            171,575          381,073           552,648
Richmond         VA            269,500          598,567           868,067
Richmond         VA             71,001          328,093           399,094

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Lewisville       TX        220,561                  01/07/87       300
Lewisville       TX        191,323                  12/29/88       300
Mansfield        TX        166,410                  12/20/89       300
Mesquite         TX        292,342                  10/24/84       300
Mesquite         TX        139,104                  10/08/92       300
Missouri City    TX        165,566                  12/13/90       300
N. Richland HillsTX        241,555                  09/26/88       300
Pasadena         TX        206,359                  10/23/84       300
Plano            TX        300,378                  01/06/87       300
Plano            TX        269,055                  12/10/87       300
Plano            TX        262,866                  09/27/88       300
Round Rock       TX        233,863                  12/16/86       300
Round Rock       TX        180,660                  04/19/89       300
San Antonio      TX        400,803                  03/24/86       300
San Antonio      TX        251,856                  12/29/87       300
San Antonio      TX        218,824                  10/14/88       300
San Antonio      TX        196,438                  03/30/89       300
San Antonio      TX        299,056                  12/03/86       300
San Antonio      TX        237,845                  12/11/86       300
San Antonio      TX        155,866                  05/22/87       300
San Antonio      TX        200,837                  07/07/87       300
San Antonio      TX        179,525                  07/07/87       300
San Antonio      TX        182,016                  12/06/88       300
Southlake        TX        188,271                  03/10/93       300
Sugarland        TX        214,552                  07/31/87       300
Sugarland        TX         58,382     05/30/99     01/13/99       300
The Woodlands    TX        213,269                  08/11/87       300
Watauga          TX        183,679                  07/07/87       300
Layton           UT        117,899                  02/01/90       300
Sandy            UT        152,050                  02/01/90       300
Centreville      VA        347,584                  09/29/89       300
Chesapeake       VA        185,453                  03/28/89       300
Glen Allen       VA        261,878                  06/20/84       300
Portsmouth       VA        170,775                  12/21/88       300
Richmond         VA        262,979                  03/28/89       300
Richmond         VA        224,852                  09/04/85       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Child Care
----------
Virginia Beach   VA          124,988      579,496        None         None
Virginia Beach   VA           69,080      320,270        None          656
Woodbridge       VA          358,050      795,239        None         None
Everett          WA          120,000      540,363        None         None
Federal Way      WA          150,785      699,101        None         None
Federal Way      WA          261,943      581,782        None         None
Kent             WA          128,300      539,141        None         None
Kent             WA          140,763      678,809        None         None
Kirkland         WA          301,000      668,534        None         None
Puyallup         WA          195,552      434,327        None         None
Redmond          WA          279,830      621,513        None         None
Renton           WA          111,183      515,490        None         None
Appleton         WI          196,000      424,038        None         None
Waukesha         WI          233,100      461,500        None         None
Waukesha         WI          215,950      427,546        None         None
Cheyenne         WY           59,856      277,506        None          227
Consumer Electronics
--------------------
Oxford           AL          323,085      406,655        None         None
Tuscaloosa       AL          204,790      585,115        None         None
Bradenton        FL          174,948      240,928        None         None
Mary Esther      FL          149,696      363,263        None         None
Melbourne        FL          269,697      522,414        None         None
Merritt Island   FL          309,652      482,459        None         None
Ocala            FL          339,690      543,504        None         None
Pensacola        FL          419,842    1,899,287        None         None
Tallahassee      FL          319,807      502,697        None         None
Titusville       FL          176,459      579,793        None         None
Rome             GA          254,902      486,812        None         None
Smyrna           GA        1,094,058    3,090,236        None         None
Council Bluffs   IA          255,217      117,792        None         None
Des Moines       IA          188,520      367,614        None         None
Peoria           IL          193,868      387,737        None         None
Rockford         IL          159,587      618,398        None         None
Springfield      IL          219,859      630,595        None         None
Anderson         IN          180,628      653,162        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Child Care
----------
Virginia Beach   VA            124,988          579,496           704,484
Virginia Beach   VA             69,080          320,926           390,006
Woodbridge       VA            358,050          795,239         1,153,289
Everett          WA            120,000          540,363           660,363
Federal Way      WA            150,785          699,101           849,886
Federal Way      WA            261,943          581,782           843,725
Kent             WA            128,300          539,141           667,441
Kent             WA            140,763          678,809           819,572
Kirkland         WA            301,000          668,534           969,534
Puyallup         WA            195,552          434,327           629,879
Redmond          WA            279,830          621,513           901,343
Renton           WA            111,183          515,490           626,673
Appleton         WI            196,000          424,038           620,038
Waukesha         WI            233,100          461,500           694,600
Waukesha         WI            215,950          427,546           643,496
Cheyenne         WY             59,856          277,733           337,589
Consumer Electronics
--------------------
Oxford           AL            323,085          406,655           729,740
Tuscaloosa       AL            204,790          585,115           789,905
Bradenton        FL            174,948          240,928           415,876
Mary Esther      FL            149,696          363,263           512,959
Melbourne        FL            269,697          522,414           792,111
Merritt Island   FL            309,652          482,459           792,111
Ocala            FL            339,690          543,504           883,194
Pensacola        FL            419,842        1,899,287         2,319,129
Tallahassee      FL            319,807          502,697           822,504
Titusville       FL            176,459          579,793           756,252
Rome             GA            254,902          486,812           741,714
Smyrna           GA          1,094,058        3,090,236         4,184,294
Council Bluffs   IA            255,217          117,792           373,009
Des Moines       IA            188,520          367,614           556,134
Peoria           IL            193,868          387,737           581,605
Rockford         IL            159,587          618,398           777,985
Springfield      IL            219,859          630,595           850,454
Anderson         IN            180,628          653,162           833,790

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Child Care
----------
Virginia Beach   VA        382,898                  03/25/86       300
Virginia Beach   VA        237,271                  11/15/84       300
Woodbridge       VA        363,395                  09/29/88       300
Everett          WA        540,363                  11/22/82       180
Federal Way      WA        437,913                  12/17/86       300
Federal Way      WA        262,425                  11/21/88       300
Kent             WA        539,141                  06/03/83       180
Kent             WA        425,202                  12/17/86       300
Kirkland         WA        317,335                  03/31/88       300
Puyallup         WA        194,639                  12/06/88       300
Redmond          WA        309,794                  07/27/87       300
Renton           WA        340,606                  03/24/86       300
Appleton         WI        170,063                  07/10/90       300
Waukesha         WI        174,610                  12/13/90       300
Waukesha         WI        161,764                  12/13/90       300
Cheyenne         WY        204,823                  11/20/84       300
Consumer Electronics
--------------------
Oxford           AL         67,098                  11/26/96       300
Tuscaloosa       AL         96,544                  11/26/96       300
Bradenton        FL         39,753                  11/26/96       300
Mary Esther      FL         59,938                  11/26/96       300
Melbourne        FL         86,198                  11/26/96       300
Merritt Island   FL         79,606                  11/26/96       300
Ocala            FL         89,678                  11/26/96       300
Pensacola        FL        313,382                  11/26/96       300
Tallahassee      FL         82,945                  11/26/96       300
Titusville       FL         95,666                  11/26/96       300
Rome             GA         80,324                  11/26/96       300
Smyrna           GA        437,669                  06/09/97       300
Council Bluffs   IA         19,436                  11/26/96       300
Des Moines       IA         60,656                  11/26/96       300
Peoria           IL         63,977                  11/26/96       300
Rockford         IL        102,036                  11/26/96       300
Springfield      IL        104,048                  11/26/96       300
Anderson         IN        107,767                  11/26/96       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Consumer Electronics
--------------------
Muncie           IN          148,901      645,235        None         None
Richmond         IN           93,999      193,753        None         None
Topeka           KS          974,960    3,472,226        None         None
Columbus         MS          144,908      463,707        None         None
Greenville       MS          144,588      433,764        None         None
Gulfport         MS          299,464      502,326        None         None
Hattiesburg      MS          198,659      457,379        None         None
Jackson          MS          405,360      656,296        None         None
Meridian         MS          181,156      515,598        None         None
Tupelo           MS          121,697      637,691        None         None
Vicksburg        MS          494,532      174,541        None         None
Pineville        NC          567,864      840,284        None       18,256
Lakewood         NY          144,859      526,301        None         None
Westbury         NY        6,333,590    3,952,773        None         None
Defiance         OH           97,978      601,863        None         None
Kettering        OH          229,246      488,393        None         None
Bristol          TN          344,365      468,719        None         None
Clarksville      TN          290,775      395,870        None         None
Vienna           WV          324,797      526,670        None         None
Convenience Stores
------------------
Manchester       CT          118,262      305,510        None         None
Vernon           CT          179,646      319,372        None         None
Westbrook        CT           98,247      373,340        None         None
Archer           FL          296,238      578,145        None           51
Gainesville      FL          515,834      873,187        None         None
Gainesville      FL          480,318      600,633        None         None
Gainesville      FL          347,310      694,859        None         None
Gainesville      FL          339,263      658,807        None         None
Gainesville      FL          351,921      552,557        None         None
Gainesville      FL          500,032      850,291        None         None
Jacksonville Bch FL          522,188      371,885        None         None
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

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Consumer Electronics
--------------------
Muncie           IN            148,901          645,235           794,136
Richmond         IN             93,999          193,753           287,752
Topeka           KS            974,960        3,472,226         4,447,186
Columbus         MS            144,908          463,707           608,615
Greenville       MS            144,588          433,764           578,352
Gulfport         MS            299,464          502,326           801,790
Hattiesburg      MS            198,659          457,379           656,038
Jackson          MS            405,360          656,296         1,061,656
Meridian         MS            181,156          515,598           696,754
Tupelo           MS            121,697          637,691           759,388
Vicksburg        MS            494,532          174,541           669,073
Pineville        NC            567,864          858,540         1,426,404
Lakewood         NY            144,859          526,301           671,160
Westbury         NY          6,333,590        3,952,773        10,286,363
Defiance         OH             97,978          601,863           699,841
Kettering        OH            229,246          488,393           717,639
Bristol          TN            344,365          468,719           813,084
Clarksville      TN            290,775          395,870           686,645
Vienna           WV            324,797          526,670           851,467
Convenience Stores
------------------
Manchester       CT            118,262          305,510           423,772
Vernon           CT            179,646          319,372           499,018
Westbrook        CT             98,247          373,340           471,587
Archer           FL            296,238          578,196           874,434
Gainesville      FL            515,834          873,187         1,389,021
Gainesville      FL            480,318          600,633         1,080,951
Gainesville      FL            347,310          694,859         1,042,169
Gainesville      FL            339,263          658,807           998,070
Gainesville      FL            351,921          552,557           904,478
Gainesville      FL            500,032          850,291         1,350,323
Jacksonville Bch FL            522,188          371,885           894,073
Orange Park      FL            425,820          416,154           841,974
Augusta          GA            320,000          382,323           702,323
Augusta          GA            620,000          383,232         1,003,232
Augusta          GA            540,000          337,853           877,853

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Consumer Electronics
--------------------
Muncie           IN        106,464                  11/26/96       300
Richmond         IN         31,969                  11/26/96       300
Topeka           KS        561,343                  12/27/96       300
Columbus         MS         76,512                  11/26/96       300
Greenville       MS         71,571                  11/26/96       300
Gulfport         MS         82,884                  11/26/96       300
Hattiesburg      MS         75,468                  11/26/96       300
Jackson          MS        108,289                  11/26/96       300
Meridian         MS         85,074                  11/26/96       300
Tupelo           MS        105,219                  11/26/96       300
Vicksburg        MS         28,799                  11/26/96       300
Pineville        NC         69,224                  12/31/98       300
Lakewood         NY         86,840                  11/26/96       300
Westbury         NY        520,060                  09/29/97       300
Defiance         OH         99,307                  11/26/96       300
Kettering        OH         80,585                  11/26/96       300
Bristol          TN         77,339                  11/26/96       300
Clarksville      TN         65,319                  11/26/96       300
Vienna           WV         86,901                  11/26/96       300
Convenience Stores
------------------
Manchester       CT         70,777                  03/03/95       300
Vernon           CT         73,988                  03/09/95       300
Westbrook        CT         86,490                  03/09/95       300
Archer           FL         37,578                  05/07/99       300
Gainesville      FL         56,756                  05/07/99       300
Gainesville      FL         39,040                  05/07/99       300
Gainesville      FL         45,164                  05/07/99       300
Gainesville      FL         42,821                  05/07/99       300
Gainesville      FL         35,915                  05/07/99       300
Gainesville      FL         55,267                  05/07/99       300
Jacksonville Bch FL         24,171                  05/07/99       300
Orange Park      FL         27,048                  05/07/99       300
Augusta          GA         22,299                  07/22/99       300
Augusta          GA         22,350                  07/22/99       300
Augusta          GA         19,704                  07/22/99       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Convenience Stores
------------------
Augusta          GA          510,000      392,929        None         None
Augusta          GA          180,000      422,020        None         None
Augusta          GA          260,000      392,171        None         None
Dunwoody         GA          545,462      724,254        None         None
Hephzibah        GA          580,000      523,535        None         None
Lithonia         GA          386,784      776,436        None         None
Mabelton         GA          491,069      355,957        None         None
Martinez         GA          450,000      402,777        None         None
Norcross         GA          384,162      651,273        None         None
Stone Mountain   GA          529,383      532,429        None         None
Godfrey          IL          374,586      733,190        None         None
Granite City     IL          362,287      737,255        None         None
Madison          IL          173,812      625,030        None         None
New Albany       IN          181,459      289,353        None         None
New Albany       IN          262,465      331,796        None         None
Berea            KY          252,077      360,815        None         None
Elizabethtown    KY          286,106      286,106        None         None
Henderson        KY          225,000      515,000        None         None
Lebanon          KY          158,052      316,105        None         None
Louisville       KY          216,849      605,697        None         None
Louisville       KY          198,926      368,014        None         None
Mt. Washington   KY          327,245      479,593        None         None
Owensboro        KY          360,000      590,000        None         None
Seekonk          MA          298,354      268,518        None         None
Flint            MI          194,492      476,504        None         None
Cary             NC          450,000      825,000        None         None
Greensboro       NC          700,000      655,000        None         None
Greenville       NC          330,000      515,000        None         None
Greenville       NC          225,000      405,000        None         None
Jacksonville     NC          150,000      530,000        None         None
Kinston          NC          550,000    1,057,833        None         None
Kingston         NY          257,763      456,042        None         None
Atwater          OH          118,555      266,748        None         None
Columbus         OH          273,085      471,693        None         None
Columbus         OH          147,296      304,411        None         None
Cuyahoga Falls   OH          297,982      357,579        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Convenience Stores
------------------
Augusta          GA            510,000          392,929           902,929
Augusta          GA            180,000          422,020           602,020
Augusta          GA            260,000          392,171           652,171
Dunwoody         GA            545,462          724,254         1,269,716
Hephzibah        GA            580,000          523,535         1,103,535
Lithonia         GA            386,784          776,436         1,163,220
Mabelton         GA            491,069          355,957           847,026
Martinez         GA            450,000          402,777           852,777
Norcross         GA            384,162          651,273         1,035,435
Stone Mountain   GA            529,383          532,429         1,061,812
Godfrey          IL            374,586          733,190         1,107,776
Granite City     IL            362,287          737,255         1,099,542
Madison          IL            173,812          625,030           798,842
New Albany       IN            181,459          289,353           470,812
New Albany       IN            262,465          331,796           594,261
Berea            KY            252,077          360,815           612,892
Elizabethtown    KY            286,106          286,106           572,212
Henderson        KY            225,000          515,000           740,000
Lebanon          KY            158,052          316,105           474,157
Louisville       KY            216,849          605,697           822,546
Louisville       KY            198,926          368,014           566,940
Mt. Washington   KY            327,245          479,593           806,838
Owensboro        KY            360,000          590,000           950,000
Seekonk          MA            298,354          268,518           566,872
Flint            MI            194,492          476,504           670,996
Cary             NC            450,000          825,000         1,275,000
Greensboro       NC            700,000          655,000         1,355,000
Greenville       NC            330,000          515,000           845,000
Greenville       NC            225,000          405,000           630,000
Jacksonville     NC            150,000          530,000           680,000
Kinston          NC            550,000        1,057,833         1,607,833
Kingston         NY            257,763          456,042           713,805
Atwater          OH            118,555          266,748           385,303
Columbus         OH            273,085          471,693           744,778
Columbus         OH            147,296          304,411           451,707
Cuyahoga Falls   OH            297,982          357,579           655,561

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Convenience Stores
------------------
Augusta          GA         22,916                  07/22/99       300
Augusta          GA         24,615                  07/22/99       300
Augusta          GA         22,873                  07/22/99       300
Dunwoody         GA        102,533                  06/27/97       300
Hephzibah        GA         30,534                  07/22/99       300
Lithonia         GA        109,938                  06/27/97       300
Mabelton         GA         50,379                  06/27/97       300
Martinez         GA         23,491                  07/22/99       300
Norcross         GA         92,204                  06/27/97       300
Stone Mountain   GA         75,367                  06/27/97       300
Godfrey          IL        103,804                  06/27/97       300
Granite City     IL        104,382                  06/27/97       300
Madison          IL         88,502                  06/27/97       300
New Albany       IN         67,033                  03/03/95       300
New Albany       IN         76,866                  03/06/95       300
Berea            KY         83,589                  03/08/95       300
Elizabethtown    KY         66,281                  03/03/95       300
Henderson        KY        110,725                  08/25/95       300
Lebanon          KY         73,231                  03/03/95       300
Louisville       KY        109,901     06/18/96     11/17/95       300
Louisville       KY         85,256                  03/03/95       300
Mt. Washington   KY         79,164     10/28/96     05/31/96       300
Owensboro        KY        126,850                  08/25/95       300
Seekonk          MA         62,207                  03/03/95       300
Flint            MI         96,095                  12/21/95       300
Cary             NC        177,375                  08/25/95       300
Greensboro       NC         31,658                  10/27/99       300
Greenville       NC        110,725                  08/25/95       300
Greenville       NC         87,075                  08/25/95       300
Jacksonville     NC        113,950                  08/25/95       300
Kinston          NC        135,682                  10/24/97       300
Kingston         NY        104,130                  04/06/95       300
Atwater          OH         61,797                  03/03/95       300
Columbus         OH         95,125                  12/21/95       300
Columbus         OH         70,522                  03/03/95       300
Cuyahoga Falls   OH         82,839                  03/03/95       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Convenience Stores
------------------
Galion           OH          138,981      327,597        None         None
Groveport        OH          277,198      445,497        None         None
Perrysburg       OH          211,678      390,680        None         None
Streetsboro      OH          402,988      533,349        None         None
Tipp City        OH          355,009      588,111        None         None
Triffin          OH          117,017      273,040        None         None
Wadsworth        OH          266,507      496,917        None         None
Tulsa            OK          126,545      508,266        None         None
Aiken            SC          320,000      432,527        None         None
Aiken            SC          330,000      472,679        None         None
Aiken            SC          560,000      543,588        None         None
Aiken            SC          360,000      542,982        None         None
Aiken            SC          540,000      388,058        None         None
Aiken            SC          250,000      251,770        None         None
Belvedere        SC          490,000      463,080        None         None
Columbia         SC          150,000      450,000        None         None
Greenville       SC          390,000      462,847        None         None
Greenville       SC          300,000      402,392        None         None
Greenville       SC          370,000      432,695        None         None
Greenville       SC          620,000      483,604        None         None
Greenville       SC          720,000      534,059        None         None
Greenville       SC          680,000      423,604        None         None
Greer            SC          400,000      502,879        None         None
Jackson          SC          170,000      632,626        None         None
John's Isle      SC          170,000      350,000        None         None
Lexington        SC          640,000      563,891        None         None
Lexington        SC          540,000      563,588        None         None
Lexington        SC          360,000      843,891        None         None
Lexington        SC          255,000      545,000        None         None
Mauldin          SC          490,000      412,879        None         None
Myrtle Beach     SC          140,000      590,000        None         None
North Augusta    SC          400,000      452,777        None         None
North Augusta    SC          350,000      352,323        None         None
North Charleston SC          400,000      650,000        None         None
Simpsonville     SC          530,000      573,485        None         None
Spartanburg      SC          470,000      432,879        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Convenience Stores
------------------
Galion           OH            138,981          327,597           466,578
Groveport        OH            277,198          445,497           722,695
Perrysburg       OH            211,678          390,680           602,358
Streetsboro      OH            402,988          533,349           936,337
Tipp City        OH            355,009          588,111           943,120
Triffin          OH            117,017          273,040           390,057
Wadsworth        OH            266,507          496,917           763,424
Tulsa            OK            126,545          508,266           634,811
Aiken            SC            320,000          432,527           752,527
Aiken            SC            330,000          472,679           802,679
Aiken            SC            560,000          543,588         1,103,588
Aiken            SC            360,000          542,982           902,982
Aiken            SC            540,000          388,058           928,058
Aiken            SC            250,000          251,770           501,770
Belvedere        SC            490,000          463,080           953,080
Columbia         SC            150,000          450,000           600,000
Greenville       SC            390,000          462,847           852,847
Greenville       SC            300,000          402,392           702,392
Greenville       SC            370,000          432,695           802,695
Greenville       SC            620,000          483,604         1,103,604
Greenville       SC            720,000          534,059         1,254,059
Greenville       SC            680,000          423,604         1,103,604
Greer            SC            400,000          502,879           902,879
Jackson          SC            170,000          632,626           802,626
John's Isle      SC            170,000          350,000           520,000
Lexington        SC            640,000          563,891         1,203,891
Lexington        SC            540,000          563,588         1,103,588
Lexington        SC            360,000          843,891         1,203,891
Lexington        SC            255,000          545,000           800,000
Mauldin          SC            490,000          412,879           902,879
Myrtle Beach     SC            140,000          590,000           730,000
North Augusta    SC            400,000          452,777           852,777
North Augusta    SC            350,000          352,323           702,323
North Charleston SC            400,000          650,000         1,050,000
Simpsonville     SC            530,000          573,485         1,103,485
Spartanburg      SC            470,000          432,879           902,879

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Convenience Stores
------------------
Galion           OH         75,893                  03/06/95       300
Groveport        OH         89,842                  12/21/95       300
Perrysburg       OH         63,511     01/10/96     09/01/95       300
Streetsboro      OH         58,668     01/27/97     09/03/96       300
Tipp City        OH         69,585     01/31/97     06/27/96       300
Triffin          OH         63,254                  03/07/95       300
Wadsworth        OH         65,592     11/26/96     07/01/96       300
Tulsa            OK         71,962                  06/27/97       300
Aiken            SC         25,227                  07/22/99       300
Aiken            SC         27,569                  07/22/99       300
Aiken            SC         31,704                  07/22/99       300
Aiken            SC         31,669                  07/22/99       300
Aiken            SC         22,632                  07/22/99       300
Aiken            SC         14,684                  07/22/99       300
Belvedere        SC         27,008                  07/22/99       300
Columbia         SC         96,750                  08/25/95       300
Greenville       SC         26,995                  07/22/99       300
Greenville       SC         23,469                  07/22/99       300
Greenville       SC         25,236                  07/22/99       300
Greenville       SC         28,205                  07/22/99       300
Greenville       SC         31,147                  07/22/99       300
Greenville       SC         24,705                  07/22/99       300
Greer            SC         29,330                  07/22/99       300
Jackson          SC         36,899                  07/22/99       300
John's Isle      SC         75,250                  08/25/95       300
Lexington        SC         32,888                  07/22/99       300
Lexington        SC         32,870                  07/22/99       300
Lexington        SC         49,221                  07/22/99       300
Lexington        SC        117,175                  08/25/95       300
Mauldin          SC         24,080                  07/22/99       300
Myrtle Beach     SC        126,850                  08/25/95       300
North Augusta    SC         26,408                  07/22/99       300
North Augusta    SC         20,549                  07/22/99       300
North Charleston SC        139,750                  08/25/95       300
Simpsonville     SC         33,448                  07/22/99       300
Spartanburg      SC         25,247                  07/22/99       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Convenience Stores
------------------
Summerville      SC          115,000      515,000        None         None
W. Columbia      SC          410,000      693,574        None         None
West Aiken       SC          400,000      402,665        None         None
La Vergne        TN          340,000      650,000        None         None
Shelbyville      TN          200,000      465,000        None         None
Hampton          VA          433,985      459,108        None         None
Midlothian       VA          325,000      302,872        None         None
Newport News     VA          490,616      605,304        None         None
Richmond         VA          700,000      400,740        None         None
Richmond         VA          700,000      440,965        None         None
Richmond         VA          400,000      250,875        None         None
Richmond         VA        1,000,000          740        None         None
Richmond         VA          700,000      100,695        None         None
Stafford         VA          271,865      601,997        None         None
Warrenton        VA          515,971      649,125        None         None
Yorktown         VA          309,435      447,144        None         None
Craft and Novelty
-----------------
Cutler Ridge     FL          743,498      657,485        None        4,362
Stony Brook      NY          980,000    1,801,586        None         None
Drug Stores
-----------
Casselberry      FL        1,075,020    1,664,284        None         None
Entertainment
-------------
Vista            CA        2,300,000           22        None         None
Dania            FL        8,272,080        1,713        None         None
Roswell          GA        3,383,780        1,126        None         None
Flanders         NJ        2,222,205          890        None        1,208
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

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Convenience Stores
------------------
Summerville      SC            115,000          515,000           630,000
W. Columbia      SC            410,000          693,574         1,103,574
West Aiken       SC            400,000          402,665           802,665
La Vergne        TN            340,000          650,000           990,000
Shelbyville      TN            200,000          465,000           665,000
Hampton          VA            433,985          459,108           893,093
Midlothian       VA            325,000          302,872           627,872
Newport News     VA            490,616          605,304         1,095,920
Richmond         VA            700,000          400,740         1,100,740
Richmond         VA            700,000          440,965         1,140,965
Richmond         VA            400,000          250,875           650,875
Richmond         VA          1,000,000              740         1,000,740
Richmond         VA            700,000          100,695           800,695
Stafford         VA            271,865          601,997           873,862
Warrenton        VA            515,971          649,125         1,165,096
Yorktown         VA            309,435          447,144           756,579
Craft and Novelty
-----------------
Cutler Ridge     FL            743,498          661,847         1,405,345
Stony Brook      NY            980,000        1,801,586         2,781,586
Drug Stores
-----------
Casselberry      FL          1,075,020        1,664,284         2,739,304
Entertainment
-------------
Vista            CA          2,300,000               22         2,300,022
Dania            FL          8,272,080            1,713         8,273,793
Roswell          GA          3,383,780            1,126         3,384,906
Flanders         NJ          2,222,205            2,098         2,224,303
Brookhaven       NY          1,500,000              745         1,500,745
Riverhead        NY          3,800,000              744         3,800,744
General Merchandise
-------------------
Monte Vista      CO             47,652          582,159           629,811
Groveland        FL            101,782          189,258           291,040
Garnett          KS             59,690          518,121           577,811

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Convenience Stores
------------------
Summerville      SC        110,725                  08/25/95       300
W. Columbia      SC         40,453                  07/22/99       300
West Aiken       SC         23,485                  07/22/99       300
La Vergne        TN        139,750                  08/25/95       300
Shelbyville      TN         99,975                  08/25/95       300
Hampton          VA         49,726                  04/17/98       300
Midlothian       VA         40,841                  08/21/97       300
Newport News     VA         36,232                  04/17/98       300
Richmond         VA         43,406                  04/17/98       300
Richmond         VA         47,762                  04/17/98       300
Richmond         VA         27,169                  04/17/98       300
Richmond         VA             73                  04/17/98       300
Richmond         VA         10,902                  04/17/98       300
Stafford         VA         97,322                  12/20/96       300
Warrenton        VA        104,942                  12/20/96       300
Yorktown         VA         48,425                  04/17/98       300
Craft and Novelty
-----------------
Cutler Ridge     FL         53,709                  12/31/98       300
Stony Brook      NY        141,113                  01/08/99       300
Drug Stores
-----------
Casselberry      FL        152,587                  09/30/98       300
Entertainment
-------------
Vista            CA              1                  03/31/99       300
Dania            FL            100                  03/31/99       300
Roswell          GA             66                  06/30/99       300
Flanders         NJ             59                  06/29/99       300
Brookhaven       NY             43                  07/23/99       300
Riverhead        NY             43                  07/23/99       300
General Merchandise
-------------------
Monte Vista      CO         47,556                  12/23/98       300
Groveland        FL         13,560                  03/31/99       300
Garnett          KS         42,327                  12/23/98       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
General Merchandise
-------------------
Caledonia        MN           89,723      559,300        None         None
Long Prairie     MN           88,892      553,997        None         None
Paynesville      MN           49,483      525,406        None         None
Spring Valley    MN           69,785      579,238        None         None
Warroad          MN           70,000      580,000        None         None
Mayville         ND           59,333      565,562        None         None
Bloomfield       NM           59,559      616,252        None         None
Colorado City    TX           92,535      505,276        None         None
Grocery
-------
Boulder          CO          426,675    1,199,508      18,000       91,455
Sheboygan        WI        1,513,216    4,426,578        None          279
Health and Fitness
------------------
Diamond Bar      CA        3,038,879    4,338,665        None         None
Norco            CA        1,247,243    3,808,416        None         None
Paramount        CA           86,400      278,827        None         None
Coral Springs    FL          891,496    2,798,204        None         None
Miami            FL        3,115,101    4,438,567        None         None
Pembroke Pines   FL        1,714,388    3,649,751        None         None
Fort Worth       TX        1,445,901    5,177,204        None         None
Home Furnishings
----------------
Cathedral City   CA        1,006,923    2,293,077        None        3,843
Danbury          CT          630,171    3,621,163        None         None
Brandon          FL          430,000    1,020,608        None         None
Jupiter          FL        1,698,316    3,209,801        None         None
Tampa            FL          685,000      885,624        None         None
Tampa            FL          494,763      767,737        None        1,854
West Palm Beach  FL          347,651      706,081        None          412
Winter Park      FL        1,979,598    3,382,402        None        1,526
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

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
General Merchandise
-------------------
Caledonia        MN             89,723          559,300           649,023
Long Prairie     MN             88,892          553,997           642,889
Paynesville      MN             49,483          525,406           574,889
Spring Valley    MN             69,785          579,238           649,023
Warroad          MN             70,000          580,000           650,000
Mayville         ND             59,333          565,562           624,895
Bloomfield       NM             59,559          616,252           675,811
Colorado City    TX             92,535          505,276           597,811
Grocery
-------
Boulder          CO            426,675        1,308,963         1,735,638
Sheboygan        WI          1,513,216        4,426,857         5,940,073
Health and Fitness
------------------
Diamond Bar      CA          3,038,879        4,338,665         7,377,544
Norco            CA          1,247,243        3,808,416         5,055,659
Paramount        CA             86,400          278,827           365,227
Coral Springs    FL            891,496        2,798,204         3,689,700
Miami            FL          3,115,101        4,438,567         7,553,668
Pembroke Pines   FL          1,714,388        3,649,751         5,364,139
Fort Worth       TX          1,445,901        5,177,204         6,623,105
Home Furnishings
----------------
Cathedral City   CA          1,006,923        2,296,920         3,303,843
Danbury          CT            630,171        3,621,163         4,251,334
Brandon          FL            430,000        1,020,608         1,450,608
Jupiter          FL          1,698,316        3,209,801         4,908,117
Tampa            FL            685,000          885,624         1,570,624
Tampa            FL            494,763          769,591         1,264,354
West Palm Beach  FL            347,651          706,493         1,054,144
Winter Park      FL          1,979,598        3,383,928         5,363,526
Davenport        IA            270,000          930,689         1,200,689
Joilet           IL            440,000          910,689         1,350,689
Wichita          KS            430,000          740,725         1,170,725
Alexandria       LA            400,000          810,608         1,210,608
Monroe           LA            450,000          835,608         1,285,608

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
General Merchandise
-------------------
Caledonia        MN         45,693                  12/23/98       300
Long Prairie     MN         45,258                  12/23/98       300
Paynesville      MN         42,923                  12/23/98       300
Spring Valley    MN         47,321                  12/23/98       300
Warroad          MN         47,367                  12/23/98       300
Mayville         ND         46,219                  12/23/98       300
Bloomfield       NM         50,341                  12/23/98       300
Colorado City    TX         41,278                  12/23/98       300
Grocery
-------
Boulder          CO        887,684                  01/05/84       180
Sheboygan        WI        243,478     06/03/99     08/24/98       300
Health and Fitness
------------------
Diamond Bar      CA        209,186     03/21/00     09/29/98       300
Norco            CA        118,615     12/13/00     06/29/99       300
Paramount        CA        278,827                  11/22/83       180
Coral Springs    FL        246,128     11/03/98     03/30/98       300
Miami            FL        102,607     05/19/00     06/07/99       300
Pembroke Pines   FL         31,882     12/11/00     10/01/99       300
Fort Worth       TX        123,410     06/02/00     06/30/99       300
Home Furnishings
----------------
Cathedral City   CA        515,942                  05/26/95       300
Danbury          CT        476,544                  09/30/97       300
Brandon          FL        103,760                  06/26/98       300
Jupiter          FL         80,198                  05/03/00       300
Tampa            FL         90,036                  06/26/98       300
Tampa            FL         62,707                  12/31/98       300
West Palm Beach  FL         57,660                  12/31/98       300
Winter Park      FL        761,040                  05/31/95       300
Davenport        IA         94,618                  06/26/98       300
Joilet           IL         92,584                  06/26/98       300
Wichita          KS         75,305                  06/26/98       300
Alexandria       LA         82,410                  06/26/98       300
Monroe           LA         84,951                  06/26/98       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Home Furnishings
----------------
Shreveport       LA          525,000      725,642        None         None
Battle Creek     MI          485,000      895,689        None         None
Eden Prairie     MN          500,502    1,055,244        None         None
Hattiesburg      MS          300,000      660,608        None         None
Ridgeland        MS          281,867      769,890        None         None
Omaha            NE        1,956,296    3,949,402        None         None
Henderson        NV        1,268,655    3,109,995        None         None
Staten Island    NY        3,190,883    2,569,802        None         None
Lancaster        OH          250,000      830,689        None         None
Altoona          PA          455,000      745,694        None         None
Erie             PA          510,000      900,689        None         None
Muncy            PA          315,000      835,648        None         None
Whitehall        PA          515,525    1,146,868        None         None
Columbia         SC          600,000      900,725        None         None
Jackson          TN          380,000      750,608        None         None
Memphis          TN          804,262    1,432,520        None         None
Abilene          TX          400,000      680,616        None         None
Arlington        TX          475,069    1,374,167        None         None
Cedar Park       TX          253,591      827,237        None         None
Houston          TX          867,767      687,042        None         None
San Antonio      TX          323,451      637,991        None        1,835
Spring           TX        1,794,872    1,810,069        None         None
Webster          TX          283,604      538,002        None         None
Eau Claire       WI          260,000      820,689        None         None
La Crosse        WI          372,883      877,812        None         None
Home Improvement
----------------
Mesa             AZ          619,035      867,013        None          374
Lawndale         CA          667,007    1,238,841        None         None
Los Angeles      CA          902,494    1,676,204        None         None
Los Angeles      CA          163,668      304,097        None         None
Van Nuys         CA          750,293    1,393,545        None         None
West Covina      CA          311,040      577,733        None         None
Boca Raton       FL          355,000      864,800        None          345
Clearwater       FL          476,179      725,023        None          233
Deerfield Beach  FL          475,000      869,092        None          714

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Home Furnishings
----------------
Shreveport       LA            525,000          725,642         1,250,642
Battle Creek     MI            485,000          895,689         1,380,689
Eden Prairie     MN            500,502        1,055,244         1,555,746
Hattiesburg      MS            300,000          660,608           960,608
Ridgeland        MS            281,867          769,890         1,051,757
Omaha            NE          1,956,296        3,949,402         5,905,698
Henderson        NV          1,268,655        3,109,995         4,378,650
Staten Island    NY          3,190,883        2,569,802         5,760,685
Lancaster        OH            250,000          830,689         1,080,689
Altoona          PA            455,000          745,694         1,200,694
Erie             PA            510,000          900,689         1,410,689
Muncy            PA            315,000          835,648         1,150,648
Whitehall        PA            515,525        1,146,868         1,662,393
Columbia         SC            600,000          900,725         1,500,725
Jackson          TN            380,000          750,608         1,130,608
Memphis          TN            804,262        1,432,520         2,236,782
Abilene          TX            400,000          680,616         1,080,616
Arlington        TX            475,069        1,374,167         1,849,236
Cedar Park       TX            253,591          827,237         1,080,828
Houston          TX            867,767          687,042         1,554,809
San Antonio      TX            323,451          639,826           963,277
Spring           TX          1,794,872        1,810,069         3,604,941
Webster          TX            283,604          538,002           821,606
Eau Claire       WI            260,000          820,689         1,080,689
La Crosse        WI            372,883          877,812         1,250,695
Home Improvement
----------------
Mesa             AZ            619,035          867,387         1,486,422
Lawndale         CA            667,007        1,238,841         1,905,848
Los Angeles      CA            902,494        1,676,204         2,578,698
Los Angeles      CA            163,668          304,097           467,765
Van Nuys         CA            750,293        1,393,545         2,143,838
West Covina      CA            311,040          577,733           888,773
Boca Raton       FL            355,000          865,145         1,220,145
Clearwater       FL            476,179          725,256         1,201,435
Deerfield Beach  FL            475,000          869,806         1,344,806

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Home Furnishings
----------------
Shreveport       LA         73,772                  06/26/98       300
Battle Creek     MI         91,059                  06/26/98       300
Eden Prairie     MN         79,107                  02/26/99       300
Hattiesburg      MS         67,160                  06/26/98       300
Ridgeland        MS        108,983                  06/27/97       300
Omaha            NE        585,603                  04/04/97       300
Henderson        NV        409,277                  09/26/97       300
Staten Island    NY        286,733                  03/26/98       300
Lancaster        OH         84,451                  06/26/98       300
Altoona          PA         75,810                  06/26/98       300
Erie             PA         91,568                  06/26/98       300
Muncy            PA         84,955                  06/26/98       300
Whitehall        PA        116,596                  06/30/98       300
Columbia         SC         91,571                  06/26/98       300
Jackson          TN         76,310                  06/26/98       300
Memphis          TN        202,805                  06/30/97       300
Abilene          TX         69,194                  06/26/98       300
Arlington        TX        208,286                  03/26/97       300
Cedar Park       TX        125,387                  03/10/97       300
Houston          TX        104,079                  03/07/97       300
San Antonio      TX         52,102                  12/31/98       300
Spring           TX        238,141                  09/29/97       300
Webster          TX         76,162                  06/12/97       300
Eau Claire       WI         83,434                  06/26/98       300
La Crosse        WI         89,242                  06/26/98       300
Home Improvement
----------------
Mesa             AZ         65,020                  02/11/99       300
Lawndale         CA        101,170                  12/31/98       300
Los Angeles      CA        136,888                  12/31/98       300
Los Angeles      CA         24,832                  12/31/98       300
Van Nuys         CA        113,804                  12/31/98       300
West Covina      CA         47,181                  12/31/98       300
Boca Raton       FL         43,763     08/03/99     01/29/99       300
Clearwater       FL         59,203                  12/31/98       300
Deerfield Beach  FL         61,272     02/25/99     01/29/99       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Home Improvement
----------------
Jacksonville     FL          478,314      618,348        None          266
Port Orange      FL          500,000    1,212,813        None           63
Seminole         FL          593,304      767,184        None           84
Tampa            FL          347,794      905,248        None          501
West Palm Beach  FL          698,664    1,223,504        None        2,100
Des Moines       IA          225,771      682,604        None         None
Broadview        IL          345,166      641,739        None         None
Indianapolis     IN          350,000      671,472        None           59
Baltimore        MD          171,320      318,882        None         None
Huntersville     NC          530,000    1,016,022        None            4
Albuquerque      NM          684,036      874,914        None          104
Rochester        NY          158,168      294,456        None         None
Reading          PA          201,569      375,056        None         None
Pasadena         TX          147,535      274,521        None         None
Plano            TX          363,851      676,249        None         None
San Antonio      TX          432,389      816,532        None        1,841
San Antonio      TX          367,890      683,750        None         None
Riverdale        UT          346,861      694,612        None          194
Chesapeake       VA          144,014      649,869        None       11,754
Office Supplies
---------------
Lakewood         CA        1,398,387    3,098,607        None         None
Riverside        CA        1,410,177    1,659,850        None         None
Hutchinson       KS          269,964    1,704,013        None         None
Salina           KS          240,423    1,829,837        None         None
Helena           MT          564,241    1,503,118        None         None
Asheboro         NC          465,557    2,176,416        None         None
Westbury         NY        3,808,076    2,377,932        None         None
New Philadelphia OH          726,636    1,650,672        None         None
Pet Supplies and Services
-------------------------
Duluth           GA          254,100    1,121,270        None         None
Marrietta        GA          350,000    1,079,379        None         None
Indianapolis     IN          427,000    1,296,901        None         None
Sudbury          MA          385,000    1,759,125        None         None
Tyngsborough     MA          312,204    1,222,522        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Home Improvement
----------------
Jacksonville     FL            478,314          618,614         1,096,928
Port Orange      FL            500,000        1,212,876         1,712,876
Seminole         FL            593,304          767,268         1,360,572
Tampa            FL            347,794          905,749         1,253,543
West Palm Beach  FL            698,664        1,225,604         1,924,268
Des Moines       IA            225,771          682,604           908,375
Broadview        IL            345,166          641,739           986,905
Indianapolis     IN            350,000          671,531         1,021,531
Baltimore        MD            171,320          318,882           490,202
Huntersville     NC            530,000        1,016,026         1,546,026
Albuquerque      NM            684,036          875,018         1,559,054
Rochester        NY            158,168          294,456           452,624
Reading          PA            201,569          375,056           576,625
Pasadena         TX            147,535          274,521           422,056
Plano            TX            363,851          676,249         1,040,100
San Antonio      TX            432,389          818,373         1,250,762
San Antonio      TX            367,890          683,750         1,051,640
Riverdale        UT            346,861          694,806         1,041,667
Chesapeake       VA            144,014          661,623           805,637
Office Supplies
---------------
Lakewood         CA          1,398,387        3,098,607         4,496,994
Riverside        CA          1,410,177        1,659,850         3,070,027
Hutchinson       KS            269,964        1,704,013         1,973,977
Salina           KS            240,423        1,829,837         2,070,260
Helena           MT            564,241        1,503,118         2,067,359
Asheboro         NC            465,557        2,176,416         2,641,973
Westbury         NY          3,808,076        2,377,932         6,186,008
New Philadelphia OH            726,636        1,650,672         2,377,308
Pet Supplies and Services
-------------------------
Duluth           GA            254,100        1,121,270         1,375,370
Marrietta        GA            350,000        1,079,379         1,429,379
Indianapolis     IN            427,000        1,296,901         1,723,901
Sudbury          MA            385,000        1,759,125         2,144,125
Tyngsborough     MA            312,204        1,222,522         1,534,726

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Home Improvement
----------------
Jacksonville     FL         50,499                  12/31/98       300
Port Orange      FL         74,990     05/11/99     01/29/99       300
Seminole         FL         62,646                  12/31/98       300
Tampa            FL         73,911                  12/31/98       300
West Palm Beach  FL         99,913                  12/31/98       300
Des Moines       IA         53,463                  01/29/99       300
Broadview        IL         52,419                  12/31/98       300
Indianapolis     IN         43,616     03/29/99     01/29/99       300
Baltimore        MD         26,053                  12/31/98       300
Huntersville     NC         59,550     12/18/98     01/29/99       300
Albuquerque      NM         71,429                  12/31/98       300
Rochester        NY         24,058                  12/31/98       300
Reading          PA         30,640                  12/31/98       300
Pasadena         TX         22,421                  12/31/98       300
Plano            TX         55,229                  12/31/98       300
San Antonio      TX         66,667                  12/31/98       300
San Antonio      TX         55,842                  12/31/98       300
Riverdale        UT         56,710                  12/31/98       300
Chesapeake       VA        419,380                  12/22/86       300
Office Supplies
---------------
Lakewood         CA        490,537                  01/29/97       300
Riverside        CA        218,481                  09/17/97       300
Hutchinson       KS        241,322                  06/25/97       300
Salina           KS        259,139                  06/25/97       300
Helena           MT        212,808                  06/09/97       300
Asheboro         NC        242,901                  03/27/98       300
Westbury         NY        312,847                  09/29/97       300
New Philadelphia OH        239,239                  05/30/97       300
Pet Supplies and Services
-------------------------
Duluth           GA         80,369     01/27/99     09/29/98       300
Marrietta        GA         60,275     05/28/99     09/29/98       300
Indianapolis     IN         33,227     03/10/00     01/19/99       300
Sudbury          MA         67,240     11/12/99     09/30/98       300
Tyngsborough     MA        124,283                  06/12/98       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Pet Supplies and Services
-------------------------
Matthews         NC          610,177    1,394,743        None         None
North Plainfield NJ                0    1,038,855        None         None
Dickson City     PA          659,790    1,880,722        None         None
Private Education
-----------------
Coconut Creek    FL          310,111    1,243,682        None         None
North Lauderdale FL        1,050,000    2,567,811        None         None
Las Vegas        NV        1,080,444    3,346,772        None         None
Centerville      VA          688,917    2,339,688        None         None
Springfield      VA          300,000    1,191,381        None         None
Tacoma           WA          255,000      718,614      53,612       24,142
Restaurants
-----------
Siloam Springs   AR          190,000      352,808        None         None
Douglas          AZ           75,000      347,719        None          312
Glendale         AZ          624,761      895,976        None         None
Tucson           AZ          107,393      497,904        None         None
Yuma             AZ          236,121      541,651        None         None
Barstow          CA          689,842      690,204        None         None
Diamond Bar      CA           76,117      183,052        None       25,858
Hemet            CA          106,164      199,179      11,922            7
Livermore        CA          662,161      823,242        None         None
Northridge       CA               --           --        None         None
Rancho Cucamonga CA          230,733      481,225        None         None
Rancho Cucamonga CA           95,192      441,334        None         None
Red Bluff        CA          136,740      633,984        None         None
Riverside        CA           90,000      170,394        None         None
Sacramento       CA          386,793      417,290        None         None
San Dimas        CA          240,562      445,521        None         None
San Ramon        CA          406,000    1,126,930        None         None
Tustin           CA               --           --        None           73
Colorado Springs CO          152,000      704,736        None         None
Colorado Springs CO          313,250      695,730        None         None
Montrose         CO          217,595      483,284        None         None
Sterling         CO           95,320      441,928        None         None
Westminster      CO          338,940    1,571,401      20,000       13,440

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Pet Supplies and Services
-------------------------
Matthews         NC            610,177        1,394,743         2,004,920
North Plainfield NJ                  0        1,038,855         1,038,855
Dickson City     PA            659,790        1,880,722         2,540,512
Private Education
-----------------
Coconut Creek    FL            310,111        1,243,682         1,553,793
North Lauderdale FL          1,050,000        2,567,811         3,617,811
Las Vegas        NV          1,080,444        3,346,772         4,427,216
Centerville      VA            688,917        2,339,688         3,028,605
Springfield      VA            300,000        1,191,381         1,491,381
Tacoma           WA            255,000          796,368         1,051,368
Restaurants
-----------
Siloam Springs   AR            190,000          352,808           542,808
Douglas          AZ             75,000          348,031           423,031
Glendale         AZ            624,761          895,976         1,520,737
Tucson           AZ            107,393          497,904           605,297
Yuma             AZ            236,121          541,651           777,772
Barstow          CA            689,842          690,204         1,380,046
Diamond Bar      CA             76,117          208,910           285,027
Hemet            CA            106,164          211,108           317,272
Livermore        CA            662,161          823,242         1,485,403
Northridge       CA                 --               --                --
Rancho Cucamonga CA            230,733          481,225           711,958
Rancho Cucamonga CA             95,192          441,334           536,526
Red Bluff        CA            136,740          633,984           770,724
Riverside        CA             90,000          170,394           260,394
Sacramento       CA            386,793          417,290           804,083
San Dimas        CA            240,562          445,521           686,083
San Ramon        CA            406,000        1,126,930         1,532,930
Tustin           CA                 --               73                73
Colorado Springs CO            152,000          704,736           856,736
Colorado Springs CO            313,250          695,730         1,008,980
Montrose         CO            217,595          483,284           700,879
Sterling         CO             95,320          441,928           537,248
Westminster      CO            338,940        1,604,841         1,943,781

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Office Supplies
---------------
Matthews         NC        137,150                  07/17/98       300
North Plainfield NJ         95,292                  09/24/98       300
Dickson City     PA        266,201                  06/20/97       300
Private Education
-----------------
Coconut Creek    FL         68,689     08/02/99     12/01/98       300
North Lauderdale FL        286,611                  03/30/98       300
Las Vegas        NV        373,627                  03/04/98       300
Centerville      VA        144,575     05/07/99     09/30/98       300
Springfield      VA         26,114                  11/08/99       300
Tacoma           WA        551,313                  11/06/84       300
Restaurants
-----------
Siloam Springs   AR         44,090                  11/20/97       300
Douglas          AZ        235,008                  11/27/85       300
Glendale         AZ        171,729                  03/06/96       300
Tucson           AZ        335,372                  01/17/86       300
Yuma             AZ         56,870                  05/28/98       300
Barstow          CA         63,271                  09/24/98       300
Diamond Bar      CA        187,128                  09/25/78       300
Hemet            CA        195,423                  04/15/77       300
Livermore        CA         75,467                  09/23/98       300
Northridge       CA             --                  04/01/70       N/A
Rancho Cucamonga CA        481,225                  04/03/81       180
Rancho Cucamonga CA        296,614                  12/20/85       300
Red Bluff        CA        397,125                  12/18/86       300
Riverside        CA        167,720                  12/09/76       300
Sacramento       CA         41,034                  07/31/98       300
San Dimas        CA        445,521                  03/12/81       180
San Ramon        CA      1,126,930                  12/08/83       180
Tustin           CA             --                  09/16/70       N/A
Colorado Springs CO        449,546                  09/30/86       300
Colorado Springs CO        355,112                  03/10/87       300
Montrose         CO        233,700                  12/17/87       300
Sterling         CO        324,521                  12/27/84       300
Westminster      CO      1,222,592                  06/28/84       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Restaurants
-----------
Casselberry      FL          403,900      897,075        None         None
Green Cove Sprgs FL           86,240      399,828        None          226
Jacksonville     FL          150,210      693,445        None         None
Jacksonville     FL          143,299      664,373        None         None
Orlando          FL          230,000    1,066,339        None         None
Orlando          FL          209,800      972,679        None         None
Orlando          FL          600,000      949,489        None         None
Oviedo           FL          204,200      911,338        None         None
Palm Bay         FL          330,000      556,668        None         None
Garden City      GA          197,225      438,043        None         None
Hinesville       GA           89,220      413,644        None         None
Hinesville       GA          172,611      383,376        None         None
Lithonia         GA           89,220      413,647        None          226
Savannah         GA          143,993      345,548        None         None
Savannah         GA          165,409      367,380        None         None
Statesboro       GA          201,250      446,983        None         None
Stone Mountain   GA          215,940    1,001,188        None          226
Ankeny           IA          100,000      349,218        None         None
Boone            IA           76,000      386,170        None         None
Boise            ID          190,894      423,981        None         None
Boise            ID          161,352      334,041        None         None
Nampa            ID           74,156      343,820        None         None
Rexburg          ID           90,760      420,787        None         None
Alton            IL          225,785      419,315        None         None
Dixon            IL          230,090      511,036        None         None
Salem            IL          213,815      474,892        None         None
Anderson         IN          197,523      438,706        None         None
Bedford          IN          311,815      692,543        None         None
Decatur          IN          181,020      385,618        None         None
Goshen           IN          115,000      533,165        None         None
Muncie           IN          136,400      632,380       8,000       13,335
Muncie           IN           67,156      149,157        None         None
New Castle       IN          246,192      320,572        None         None
Shelbyville      IN          128,820      597,263        None         None
South Bend       IN          133,200      617,545        None       19,211
Westfield        IN          213,341      477,300        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Restaurants
-----------
Casselberry      FL            403,900          897,075         1,300,975
Green Cove Sprgs FL             86,240          400,054           486,294
Jacksonville     FL            150,210          693,445           843,655
Jacksonville     FL            143,299          664,373           807,672
Orlando          FL            230,000        1,066,339         1,296,339
Orlando          FL            209,800          972,679         1,182,479
Orlando          FL            600,000          949,489         1,549,489
Oviedo           FL            204,200          911,338         1,115,538
Palm Bay         FL            330,000          556,668           886,668
Garden City      GA            197,225          438,043           635,268
Hinesville       GA             89,220          413,644           502,864
Hinesville       GA            172,611          383,376           555,987
Lithonia         GA             89,220          413,873           503,093
Savannah         GA            143,993          345,548           489,541
Savannah         GA            165,409          367,380           532,789
Statesboro       GA            201,250          446,983           648,233
Stone Mountain   GA            215,940        1,001,414         1,217,354
Ankeny           IA            100,000          349,218           449,218
Boone            IA             76,000          386,170           462,170
Boise            ID            190,894          423,981           614,875
Boise            ID            161,352          334,041           495,393
Nampa            ID             74,156          343,820           417,976
Rexburg          ID             90,760          420,787           511,547
Alton            IL            225,785          419,315           645,100
Dixon            IL            230,090          511,036           741,126
Salem            IL            213,815          474,892           688,707
Anderson         IN            197,523          438,706           636,229
Bedford          IN            311,815          692,543         1,004,358
Decatur          IN            181,020          385,618           566,638
Goshen           IN            115,000          533,165           648,165
Muncie           IN            136,400          653,715           790,115
Muncie           IN             67,156          149,157           216,313
New Castle       IN            246,192          320,572           566,764
Shelbyville      IN            128,820          597,263           726,083
South Bend       IN            133,200          636,756           769,956
Westfield        IN            213,341          477,300           690,641

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Restaurants
-----------
Casselberry      FL        364,223                  12/29/89       300
Green Cove Sprgs FL        293,605                  12/19/84       300
Jacksonville     FL        475,709                  09/13/85       300
Jacksonville     FL        448,331                  12/13/85       300
Orlando          FL        720,690                  11/18/85       300
Orlando          FL        626,909                  08/15/86       300
Orlando          FL         61,938     05/27/99     12/18/98       300
Oveido           FL         29,012                  08/24/99       300
Palm Bay         FL         40,016     02/17/99     12/29/98       300
Garden City      GA        191,172                  04/20/89       300
Hinesville       GA        303,749                  12/20/84       300
Hinesville       GA        185,389                  12/22/87       300
Lithonia         GA        303,340                  01/04/85       300
Savannah         GA        167,096                  12/22/87       300
Savannah         GA        177,653                  12/22/87       300
Statesboro       GA        185,945                  11/14/89       300
Stone Mountain   GA        634,819                  10/30/86       300
Ankeny           IA        349,218                  07/28/83       180
Boone            IA        386,170                  12/27/83       180
Boise            ID        198,745                  05/17/88       300
Boise            ID        151,661                  10/07/88       300
Nampa            ID        215,367                  12/31/86       300
Rexburg          ID        284,392                  11/25/85       300
Alton            IL        190,378                  10/18/88       300
Dixon            IL        247,105                  12/28/87       300
Salem            IL        232,465                  10/30/87       300
Anderson         IN        204,352                  03/25/88       300
Bedford          IN        345,198                  07/15/87       300
Decatur          IN        196,824                  03/31/87       300
Goshen           IN        345,664                  07/07/86       300
Muncie           IN        422,566                  03/18/86       300
Muncie           IN         70,801                  03/30/88       300
New Castle       IN        163,133                  01/07/87       300
Shelbyville      IN        374,122                  12/18/86       300
South Bend       IN        420,263                  04/28/86       300
Westfield        IN        195,281                  12/21/89       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Restaurants
-----------
Derby            KS           96,060      445,359        None         None
El Dorado        KS           87,400      405,206        None         None
Great Bend       KS           95,800      444,154        None         None
Wichita          KS           98,000      454,350        None         None
Lexington        KY          122,200      490,200        None         None
Alexandria       LA          143,000      662,985        None       15,000
Jennings         LA          107,120      496,636        None         None
La Plata         MD          120,140      557,000        None         None
Flint            MI          827,853           --        None         None
Sturgis          MI          210,560      467,659        None         None
Albert Lea       MN          213,150      473,412        None          165
Red Wing         MN          248,325      551,541        None          165
Roseville        MN          281,600    1,305,560        None         None
Belton           MO           89,328      418,187        None          234
Blue Springs     MO          111,440      516,665        None          234
Carthage         MO           85,020      394,175        None         None
Chillicothe      MO           81,080      375,908        None          234
Fulton           MO          210,199      466,861        None         None
Hannibal         MO          266,011      590,822        None          234
Hazelwood        MO          157,117      725,327        None       12,930
Jackson          MO          210,199      466,860        None         None
Mt. Vernon       MO          160,000      282,586        None         None
Nevada           MO          222,552      494,296        None          234
Ozark            MO          140,000      292,482        None         None
Sedalia          MO          269,798      599,231        None         None
St. Charles      MO          695,121    1,001,878        None        1,001
St. Charles      MO          175,413      809,791        None       10,000
St. Joseph       MO          107,648      496,958        None         None
Sullivan         MO           85,500      396,400        None          234
Clinton          MS          100,000      337,371        None         None
Southaven        MS          263,900      582,303        None         None
Fayetteville     NC          116,240      538,919        None         None
Wilkesboro       NC          183,050      406,562        None         None
Omaha            NE          629,592    1,051,244        None        2,826
Amherst          NY          935,355      896,819       5,342       54,045
Fulton           NY          294,009      653,006        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Restaurants
-----------
Derby            KS             96,060          445,359           541,419
El Dorado        KS             87,400          405,206           492,606
Great Bend       KS             95,800          444,154           539,954
Wichita          KS             98,000          454,350           552,350
Lexington        KY            122,200          490,200           612,400
Alexandria       LA            143,000          677,985           820,985
Jennings         LA            107,120          496,636           603,756
La Plata         MD            120,140          557,000           677,140
Flint            MI            827,853               --           827,853
Sturgis          MI            210,560          467,659           678,219
Albert Lea       MN            213,150          473,577           686,727
Red Wing         MN            248,325          551,706           800,031
Roseville        MN            281,600        1,305,560         1,587,160
Belton           MO             89,328          418,421           507,749
Blue Springs     MO            111,440          516,899           628,339
Carthage         MO             85,020          394,175           479,195
Chillicothe      MO             81,080          376,142           457,222
Fulton           MO            210,199          466,861           677,060
Hannibal         MO            266,011          591,056           857,067
Hazelwood        MO            157,117          738,257           895,374
Jackson          MO            210,199          466,860           677,059
Mt. Vernon       MO            160,000          282,586           442,586
Nevada           MO            222,552          494,530           717,082
Ozark            MO            140,000          292,482           432,482
Sedalia          MO            269,798          599,231           869,029
St. Charles      MO            695,121        1,002,879         1,698,000
St. Charles      MO            175,413          819,791           995,204
St. Joseph       MO            107,648          496,958           604,606
Sullivan         MO             85,500          396,634           482,134
Clinton          MS            100,000          337,371           437,371
Southaven        MS            263,900          582,303           846,203
Fayetteville     NC            116,240          538,919           655,159
Wilkesboro       NC            183,050          406,562           589,612
Omaha            NE            629,592        1,054,070         1,683,662
Amherst          NY            935,355          956,206         1,891,561
Fulton           NY            294,009          653,006           947,015

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Restaurants
-----------
Derby            KS        302,673                  10/29/85       300
El Dorado        KS        267,322                  04/10/86       300
Great Bend       KS        326,153                  12/26/84       300
Wichita          KS        292,836                  08/08/86       300
Lexington        KY        308,446                  12/03/86       300
Alexandria       LA        455,830                  01/17/86       300
Jennings         LA        337,522                  10/17/85       300
La Plata         MD        375,875                  12/03/85       300
Flint            MI             --                  04/13/95       300
Sturgis          MI        227,533                  11/12/87       300
Albert Lea       MN        228,939                  12/16/87       300
Red Wing         MN        266,683                  12/30/87       300
Roseville        MN        958,707                  12/18/84       300
Belton           MO        307,087                  12/18/84       300
Blue Springs     MO        379,401                  12/28/84       300
Carthage         MO        265,996                  12/03/85       300
Chillicothe      MO        276,040                  12/26/84       300
Fulton           MO        232,707                  07/30/87       300
Hannibal         MO        294,495                  07/30/87       300
Hazelwood        MO        502,536                  08/28/85       300
Jackson          MO        232,707                  07/30/87       300
Mt. Vernon       MO         35,313                  11/20/97       300
Nevada           MO        246,382                  07/30/87       300
Ozark            MO         36,550                  11/20/97       300
Sedalia          MO        259,740                  07/31/89       300
St. Charles      MO        201,375     12/22/95     03/16/95       300
St. Charles      MO        562,529                  08/28/85       300
St. Joseph       MO        340,913                  09/04/85       300
Sullivan         MO        291,086                  12/27/84       300
Clinton          MS        337,371                  07/28/83       180
Southaven        MS        293,730                  05/11/87       300
Fayetteville     NC        395,742                  12/20/84       300
Wilkesboro       NC        202,652                  07/24/87       300
Omaha            NE        233,026     06/02/95     02/24/95       300
Amherst          NY        185,191     12/21/95     05/31/95       300
Fulton           NY        314,972                  12/24/87       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Restaurants
-----------
Watertown        NY          139,199      645,355        None         None
Akron            OH          723,347           17        None         None
Ashland          OH          120,740      559,801        None           11
Celina           OH          207,060      459,841        None         None
Stow             OH          317,546      712,455        None         None
Troy             OH          130,540      605,238        None         None
Wash. Courthouse OH          123,120      570,836        None          176
Wilmington       OH          119,320      553,217        None          176
Broken Arrow     OK          245,000      369,002        None         None
Norman           OK          734,335           --        None         None
Oklahoma City    OK          759,826           --        None         None
Owasso           OK          247,450      549,597        None         None
Ponca City       OK          234,990      521,923        None         None
Corvallis        OR          172,788      383,766        None            3
Hermiston        OR           85,560      396,675        None         None
Lake Oswego      OR          175,899      815,508        None            3
Milwaukie        OR          179,174      830,689        None            3
Salem            OR          198,540      440,964        None            3
Connellsville    PA          264,670      587,843        None         None
Waynesburg       PA          222,285      493,704        None         None
Pierre           SD          251,790      559,232        None         None
Memphis          TN          405,274    1,060,680        None        1,749
Nashville        TN          484,975    1,192,627      20,000       31,098
Allen            TX          165,000      306,771        None         None
Athens           TX          245,245      544,700        None         None
Bedford          TX          919,303       98,231        None         None
Beeville         TX          250,490      556,349        None         None
Brownwood        TX          288,225      640,160        None         None
Crockett         TX           90,780      420,880        None         None
Dallas           TX          742,507           --        None         None
Dallas           TX          242,025      479,170        None         None
El Campo         TX           98,060      454,631        None         None
Ennis            TX          173,250      384,793        None         None
Fort Worth       TX          223,195      492,067        None         None
Fort Worth       TX          423,281      382,059        None         None
Gainesville      TX           89,220      413,644        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Restaurants
-----------
Watertown        NY            139,199          645,355           784,554
Akron            OH            723,347               17           723,364
Ashland          OH            120,740          559,812           680,552
Celina           OH            207,060          459,841           666,901
Stow             OH            317,546          712,455         1,030,001
Troy             OH            130,540          605,238           735,778
Wash. Courthouse OH            123,120          571,012           694,132
Wilmington       OH            119,320          553,393           672,713
Broken Arrow     OK            245,000          369,002           614,002
Norman           OK            734,335               --           734,335
Oklahoma City    OK            759,826               --           759,826
Owasso           OK            247,450          549,597           797,047
Ponca City       OK            234,990          521,923           756,913
Corvallis        OR            172,788          383,769           556,557
Hermiston        OR             85,560          396,675           482,235
Lake Oswego      OR            175,899          815,511           991,410
Milwaukie        OR            179,174          830,692         1,009,866
Salem            OR            198,540          440,967           639,507
Connellsville    PA            264,670          587,843           852,513
Waynesburg       PA            222,285          493,704           715,989
Pierre           SD            251,790          559,232           811,022
Memphis          TN            405,274        1,062,429         1,467,703
Nashville        TN            484,975        1,243,725         1,728,700
Allen            TX            165,000          306,771           471,771
Athens           TX            245,245          544,700           789,945
Bedford          TX            919,303           98,231         1,017,534
Beeville         TX            250,490          556,349           806,839
Brownwood        TX            288,225          640,160           928,385
Crockett         TX             90,780          420,880           511,660
Dallas           TX            742,507               --           742,507
Dallas           TX            242,025          479,170           721,195
El Campo         TX             98,060          454,631           552,691
Ennis            TX            173,250          384,793           558,043
Fort Worth       TX            223,195          492,067           715,262
Fort Worth       TX            423,281          382,059           805,340
Gainesville      TX             89,220          413,644           502,864

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Restaurants
-----------
Watertown        NY        414,136                  08/18/86       300
Akron            OH              2                  12/22/94       300
Ashland          OH        350,655                  12/19/86       300
Celina           OH        237,470                  01/02/87       300
Stow             OH        343,853                  12/31/87       300
Troy             OH        380,831                  12/05/86       300
Wash. Courthouse OH        357,568                  12/19/86       300
Wilmington       OH        346,533                  12/31/86       300
Broken Arrow     OK         44,893                  12/12/97       300
Norman           OK             --     09/29/95     06/05/95       300
Oklahoma City    OK             --                  07/06/95       300
Owasso           OK        265,768                  12/28/87       300
Ponca City       OK        252,385                  12/30/87       300
Corvallis        OR        185,577                  12/22/87       300
Hermiston        OR        291,288                  12/18/84       300
Lake Oswego      OR        620,150                  05/16/84       300
Milwaukie        OR        633,931                  05/08/84       300
Salem            OR        188,933                  05/23/89       300
Connellsville    PA        291,258                  08/17/87       300
Waynesburg       PA        244,614                  08/17/87       300
Pierre           SD        270,426                  12/01/87       300
Memphis          TN        231,582     06/30/95     03/17/95       300
Nashville        TN      1,231,602                  05/20/83       180
Allen            TX         17,895     07/09/99     05/28/99       300
Athens           TX        263,399                  12/01/87       300
Bedford          TX         98,231                  12/27/94       300
Beeville         TX        277,313                  07/31/87       300
Brownwood        TX        309,458                  12/28/87       300
Crockett         TX        282,869                  12/17/85       300
Dallas           TX             --                  04/13/95       300
Dallas           TX        173,024                  06/25/91       300
El Campo         TX        307,265                  11/25/85       300
Ennis            TX        186,074                  12/28/87       300
Fort Worth       TX        187,180                  06/26/91       300
Fort Worth       TX         89,784                  02/10/95       300
Gainesville      TX        303,749                  12/18/84       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Restaurants
-----------
Hewitt           TX          120,240      207,216        None         None
Hillsboro        TX           75,992      352,316        None         None
Houston          TX          194,994      386,056        None         None
Houston          TX          184,175      364,636        None         None
Killeen          TX          262,500      583,014        None       14,398
Lufkin           TX          105,904      490,998        None         None
Mesquite         TX          729,596      120,820        None         None
Mesquite         TX          134,940      625,612        None         None
Mexia            TX           93,620      434,046        None         None
New Braunfels    TX          185,500      411,997        None         None
Orange           TX           93,560      433,768        None         None
Plainview        TX          125,000      350,767        None         None
Port Lavaca      TX          244,759      543,619        None         None
Porter           TX          227,067      333,031        None         None
Rowlett          TX          126,933      585,986        None         None
Santa Fe         TX          304,414      623,331        None         None
Sealy            TX          197,871      391,753        None         None
Stafford         TX          214,024      423,733        None         None
Temple           TX          302,505      291,414        None         None
Vidor            TX           90,618      420,124        None         None
Waxahachie       TX          326,935      726,137        None         None
Cedar City       UT          130,000      296,544        None         None
Orem             UT          516,129    1,004,608        None         None
Sandy            UT          635,945      884,792        None         None
Norfolk          VA          251,207      575,250        None       12,983
Virginia Beach   VA          314,790      699,161        None         None
Auburn           WA          301,595      669,851        None         None
Marysville       WA          276,273      613,612        None         None
Oak Harbor       WA          275,940      612,874        None         None
Redmond          WA          610,334    1,262,104        None         None
Spokane          WA          479,531      646,719        None         None
Tacoma           WA          198,857      921,947        None          653
Grafton          WI          149,778      332,664        None         None
Monroe           WI          193,130      428,947        None          279
Portage          WI          199,605      443,328        None          279
Shawano          WI          205,730      456,932        None          279

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Restaurants
-----------
Hewitt           TX            120,240          207,216           327,456
Hillsboro        TX             75,992          352,316           428,308
Houston          TX            194,994          386,056           581,050
Houston          TX            184,175          364,636           548,811
Killeen          TX            262,500          597,412           859,912
Lufkin           TX            105,904          490,998           596,902
Mesquite         TX            729,596          120,820           850,416
Mesquite         TX            134,940          625,612           760,552
Mexia            TX             93,620          434,046           527,666
New Braunfels    TX            185,500          411,997           597,497
Orange           TX             93,560          433,768           527,328
Plainview        TX            125,000          350,767           475,767
Port Lavaca      TX            244,759          543,619           788,378
Porter           TX            227,067          333,031           560,098
Rowlett          TX            126,933          585,986           712,919
Santa Fe         TX            304,414          623,331           927,745
Sealy            TX            197,871          391,753           589,624
Stafford         TX            214,024          423,733           637,757
Temple           TX            302,505          291,414           593,919
Vidor            TX             90,618          420,124           510,742
Waxahachie       TX            326,935          726,137         1,053,072
Cedar City       UT            130,000          296,544           426,544
Orem             UT            516,129        1,004,608         1,520,737
Sandy            UT            635,945          884,792         1,520,737
Norfolk          VA            251,207          588,233           839,440
Virginia Beach   VA            314,790          699,161         1,013,951
Auburn           WA            301,595          669,851           971,446
Marysville       WA            276,273          613,612           889,885
Oak Harbor       WA            275,940          612,874           888,814
Redmond          WA            610,334        1,262,104         1,872,438
Spokane          WA            479,531          646,719         1,126,250
Tacoma           WA            198,857          922,600         1,121,457
Grafton          WI            149,778          332,664           482,442
Monroe           WI            193,130          429,226           622,356
Portage          WI            199,605          443,607           643,212
Shawano          WI            205,730          457,211           662,941

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Restaurants
-----------
Hewitt           TX         13,466                  05/28/99       300
Hillsboro        TX        265,307                  08/01/84       300
Houston          TX        139,401                  06/25/91       300
Houston          TX        131,667                  06/25/91       300
Killeen          TX        298,296                  05/29/87       300
Lufkin           TX        335,023                  10/08/85       300
Mesquite         TX        120,820                  12/23/94       300
Mesquite         TX        413,369                  03/20/86       300
Mexia            TX        291,718                  12/18/85       300
New Braunfels    TX        210,289                  03/26/87       300
Orange           TX        292,715                  12/10/85       300
Plainview        TX        350,767                  01/24/84       180
Port Lavaca      TX        270,968                  07/30/87       300
Porter           TX         78,262                  02/09/95       300
Rowlett          TX        401,987                  09/06/85       300
Santa Fe         TX         69,547                  03/23/98       300
Sealy            TX        141,458                  06/25/91       300
Stafford         TX        153,006                  06/26/91       300
Temple           TX         68,482                  02/09/95       300
Vidor            TX        316,367                  08/01/84       300
Waxahachie       TX        351,081                  12/29/87       300
Cedar City       UT        296,544                  08/04/83       180
Orem             UT        202,596                  12/13/95       300
Sandy            UT        178,433                  12/22/95       300
Norfolk          VA        288,804                  10/15/87       300
Virginia Beach   VA        344,330                  09/03/87       300
Auburn           WA        323,918                  12/16/87       300
Marysville       WA        304,026                  08/27/87       300
Oak Harbor       WA        305,487                  07/16/87       300
Redmond          WA      1,262,104                  12/10/82       180
Spokane          WA         72,164                  03/27/98       300
Tacoma           WA        701,155                  05/29/84       300
Grafton          WI        162,843                  10/29/87       300
Monroe           WI        207,424                  12/17/87       300
Portage          WI        214,364                  12/23/87       300
Shawano          WI        220,944                  12/17/87       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Restaurants
-----------
Sturgeon Bay     WI          214,865      477,221        None          279
Oak Hill         WV           85,860      398,069        None         None
Laramie          WY          210,000      466,417        None         None
Riverton         WY          216,685      481,267        None         None
Sheridan         WY          117,160      543,184        None         None
Shoe Stores
-----------
Little Rock      AR        1,079,232    2,594,956        None         None
Maplewood        MN          785,023    2,715,629        None          687
Houston          TX        1,096,376    2,300,690        None         None
Midland          TX          544,075    1,322,431        None         None
Theaters
--------
Fairbanks        AK        2,586,879        9,575        None         None
Huntsville       AL        2,810,868       14,308        None         None
Naples           FL        2,618,441    8,979,199        None         None
Chamblee         GA        4,329,404       10,222        None         None
Akron            OH        1,511,018        1,386        None         None
Hillsboro        OR        4,915,032       16,377        None         None
Portland         OR        2,793,001        9,942        None         None
Glen Allen       VA        1,314,065    9,748,457        None         None
Sterling         VA        4,546,305       19,295        None         None
Marysville       WA        1,988,142           --        None         None
Video Rental
------------
Birmingham       AL          392,795      865,115        None         None
Southington      CT          399,562    1,009,125        None         None
Port St. Lucie   FL          612,695      701,759        None         None
Tampa            FL          401,874      933,768        None         None
Atlanta          GA          652,551      763,360        None         None
Brunswick        GA          290,369      788,880        None         None
Norcross         GA          431,284      724,037        None         None
Plainfield       IN          453,645      908,485        None         None
Topeka           KS          285,802      966,286        None         None
Wichita          KS          289,714      797,856        None         None
Winchester       KY          355,474      929,177        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Restaurants
-----------
Sturgeon Bay     WI            214,865          477,500           692,365
Oak Hill         WV             85,860          398,069           483,929
Laramie          WY            210,000          466,417           676,417
Riverton         WY            216,685          481,267           697,952
Sheridan         WY            117,160          543,184           660,344
Shoe Stores
-----------
Little Rock      AR          1,079,232        2,594,956         3,674,188
Maplewood        MN            785,023        2,716,316         3,501,339
Houston          TX          1,096,376        2,300,690         3,397,066
Midland          TX            544,075        1,322,431         1,866,506
Theaters
--------
Fairbanks        AK          2,586,879            9,575         2,596,454
Huntsville       AL          2,810,868           14,308         2,825,176
Naples           FL          2,618,441        8,979,199        11,597,640
Chamblee         GA          4,329,404           10,222         4,339,626
Akron            OH          1,511,018            1,386         1,512,404
Hillsboro        OR          4,915,032           16,377         4,931,409
Portland         OR          2,793,001            9,942         2,802,943
Glen Allen       VA          1,314,065        9,748,457        11,062,522
Sterling         VA          4,546,305           19,295         4,565,600
Marysville       WA          1,988,142               --         1,988,142
Video Rental
------------
Birmingham       AL            392,795          865,115         1,257,910
Southington      CT            399,562        1,009,125         1,408,687
Port St. Lucie   FL            612,695          701,759         1,314,454
Tampa            FL            401,874          933,768         1,335,642
Atlanta          GA            652,551          763,360         1,415,911
Brunswick        GA            290,369          788,880         1,079,249
Norcross         GA            431,284          724,037         1,155,321
Plainfield       IN            453,645          908,485         1,362,130
Topeka           KS            285,802          966,286         1,252,088
Wichita          KS            289,714          797,856         1,087,570
Winchester       KY            355,474          929,177         1,284,651

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Restaurants
-----------
Sturgeon Bay     WI        230,768                  12/01/87       300
Oak Hill         WV        292,313                  12/28/84       300
Laramie          WY        187,250                  03/12/90       300
Riverton         WY        232,725                  12/01/87       300
Sheridan         WY        365,068                  12/31/85       300
Shoe Stores
-----------
Little Rock      AR        255,171                  07/21/98       300
Maplewood        MN        185,562                  04/02/99       300
Houston          TX        302,840                  09/05/97       300
Midland          TX        151,967                  02/02/98       300
Theaters
--------
Fairbanks        AK             --                  09/27/00       300
Huntsville       AL             --                  09/27/00       300
Naples           FL        104,734                  09/27/00       300
Chamblee         GA             --                  09/27/00       300
Akron            OH             --                  09/27/00       300
Hillsboro        OR             --                  09/27/00       300
Portland         OR             --                  09/27/00       300
Glen Allen       VA        113,690                  09/27/00       300
Sterling         VA             --                  09/27/00       300
Marysville       WA             --                  07/27/00       300
Video Rental
------------
Birmingham       AL        113,848                  09/30/97       300
Southington      CT         82,416                  12/29/98       300
Port St. Lucie   FL         55,148     12/09/98     09/08/98       300
Tampa            FL        113,606                  12/23/97       300
Atlanta          GA         62,362                  12/18/98       300
Brunswick        GA         95,975                  12/31/97       300
Norcross         GA         92,854                  10/01/97       300
Plainfield       IN        107,389                  01/30/98       300
Topeka           KS        117,563                  12/19/97       300
Wichita          KS         67,833                  11/23/98       300
Winchester       KY         94,463                  06/30/98       300

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Video Rental
------------
Warren           MI          356,348      903,351        None         None
Centerville      OH          601,408      758,192        None         None
Dayton           OH          401,723      698,872        None         None
Forest Park      OH          328,187      921,232        None         None
Franklin         OH          337,572      777,943        None         None
Springboro       OH          261,916      897,489        None         None
Oklahoma City    OK          307,658      474,096        None         None
Tulsa            OK          318,441    1,004,663        None         None
Bartlett         TN          420,000      674,437        None         None
Clarksville      TN          499,885      840,869        None         None
Columbia         TN          466,469      716,723        None         None
Hendersonville   TN          333,677      938,592        None         None
Jackson          TN          381,076      857,261        None         None
Memphis          TN          381,265      900,580        None         None
Murfreesboro     TN          406,056      886,293        None         None
Murfreesboro     TN          385,437      782,396        None         None
Smyrna           TN          302,372      836,214        None         None
Austin           TX          407,910      885,113        None         None
Beaumont         TX          293,919      832,154        None         None
Hurst            TX          373,084      871,163        None         None
Lubbock          TX          266,805      857,492        None         None
Woodway          TX          372,487      835,198        None         None
Hampton          VA          373,499      836,071        None         None
Virginia Beach   VA          551,588      797,260        None         None
Other
-----
Escondido        CA               --           --      13,901         None
Fresno           CA          428,900    3,434,562        None          624
San Diego        CA        5,797,411   15,473,497      89,943       29,020
San Diego        CA        2,485,160    8,697,822      46,053       20,115
San Diego        CA        3,745,000    8,885,351      55,353       23,815
Venice           FL          259,686      362,562        None         None
Cherry Hill      NJ        1,074,640    1,032,304        None       64,400
Humble           TX          106,000      545,518      14,289        7,336
Plano            TX          565,000    6,935,000        None      174,263
Misc. Investments         18,814,107    4,314,335        None         None

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Video Rental
------------
Warren           MI            356,348          903,351         1,259,699
Centerville      OH            601,408          758,192         1,359,600
Dayton           OH            401,723          698,872         1,100,595
Forest Park      OH            328,187          921,232         1,249,419
Franklin         OH            337,572          777,943         1,115,515
Springboro       OH            261,916          897,489         1,159,405
Oklahoma City    OK            307,658          474,096           781,754
Tulsa            OK            318,441        1,004,663         1,323,104
Bartlett         TN            420,000          674,437         1,094,437
Clarksville      TN            499,885          840,869         1,340,754
Columbia         TN            466,469          716,723         1,183,192
Hendersonville   TN            333,677          938,592         1,272,269
Jackson          TN            381,076          857,261         1,238,337
Memphis          TN            381,265          900,580         1,281,845
Murfreesboro     TN            406,056          886,293         1,292,349
Murfreesboro     TN            385,437          782,396         1,167,833
Smyrna           TN            302,372          836,214         1,138,586
Austin           TX            407,910          885,113         1,293,023
Beaumont         TX            293,919          832,154         1,126,073
Hurst            TX            373,084          871,163         1,244,247
Lubbock          TX            266,805          857,492         1,124,297
Woodway          TX            372,487          835,198         1,207,685
Hampton          VA            373,499          836,071         1,209,570
Virginia Beach   VA            551,588          797,260         1,348,848
Other
-----
Escondido        CA                 --           13,901            13,901
Fresno           CA            428,900        3,435,186         3,864,086
San Diego        CA          5,797,411       15,592,460        21,389,871
San Diego        CA          2,485,160        8,763,990        11,249,150
San Diego        CA          3,745,000        8,964,519        12,709,519
Venice           FL            259,686          362,562           622,248
Cherry Hill      NJ          1,074,640        1,096,704         2,171,344
Humble           TX            106,000          567,143           673,143
Plano            TX            565,000        7,109,263         7,674,263
Misc. Investments           18,814,107        4,314,335        23,128,442

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Video Rental
------------
Warren           MI        106,789                  01/09/98       300
Centerville      OH         77,080                  06/30/98       300
Dayton           OH         71,050                  06/29/98       300
Forest Park      OH        115,137                  11/14/97       300
Franklin         OH         94,573                  12/30/97       300
Springboro       OH         82,278                  09/21/98       300
Oklahoma City    OK         51,332                  04/23/98       300
Tulsa            OK        132,222                  09/26/97       300
Bartlett         TN         42,115     05/12/99     02/23/99       300
Clarksville      TN         74,284                  10/02/98       300
Columbia         TN         94,313                  09/26/97       300
Hendersonville   TN        114,194                  12/10/97       300
Jackson          TN        112,827                  09/26/97       300
Memphis          TN        100,503                  03/31/98       300
Murfreesboro     TN        116,640                  09/26/97       300
Murfreesboro     TN         56,043                  03/11/99       300
Smyrna           TN        110,054                  09/02/97       300
Austin           TX        107,686                  12/01/97       300
Beaumont         TX        109,521                  09/05/97       300
Hurst            TX         85,664                  07/29/98       300
Lubbock          TX        115,695                  08/29/97       300
Woodway          TX        101,616                  12/16/97       300
Hampton          VA        101,720                  12/19/97       300
Virginia Beach   VA         91,587                  02/23/98       300
Other
-----
Escondido        CA            718                  08/01/92       N/A
Fresno           CA      3,434,562                  10/29/82       180
San Diego        CA      7,388,219     01/20/89     08/05/87       300
San Diego        CA      4,422,448     01/23/89     09/19/86       300
San Diego        CA      5,746,262     03/08/86     03/25/86       300
Venice           FL         59,823                  11/26/96       300
Cherry Hill      NJ        223,377                  01/26/95       300
Humble           TX        446,192                  03/25/86       300
Plano            TX      1,409,049                  05/26/95       300
Misc. Investments               --                  Various        N/A

                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                        Cost Capitalized
                                                           Subsequent
                          Initial Cost to Company        to Acquisition
                          -----------------------    ----------------------
                                       Buildings,
                                     Improvements
                                          and
Description                           Acquisition                  Carrying
  (Note 1)                   Land        Fees        Improvements    Costs
-------------------        ---------  -----------    ------------    ------
Other
-----
Misc. Investments                 --      398,245        None       53,227
                         -----------  -----------     -------      -------
                         389,505,187  720,744,095     413,621      818,906
                         ===========  ===========     =======      =======

































                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


                       Gross Amount at Which Carried
                    at Close of Period (Notes 2, 3 and 5)

                                            Buildings,
                                           Improvements
                                               and
Description                                Acquisition
  (Note 1)                    Land             Fees              Total
-------------------       ------------     ------------        ----------
Other
-----
Misc. Investments                   --          451,472           451,472
                           -----------      -----------     -------------
                           389,505,187      721,976,622     1,111,481,809
                           ===========      ===========     =============

































                REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION



                                                                 Life on
                                                                  which
                                                                in latest
                                                                 Income
                      Accumulated                               Statement
Description           Depreciation     Date of        Date     is Computed
  (Note 1)              (Note 4)     Construction   Acquired   (in Months)
-------------------   ------------   ------------   --------   -----------
Other
-----
Misc. Investments          315,299                  Various      Various
                       -----------
                       217,204,145
                       ===========
































                 REALTY INCOME CORPORATION AND SUBSIDIARIES
           SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


Note 1. One thousand sixty-four of the properties are single unit retail outlets. One grocery property located in Sheboygan, WI and three other properties located in San Diego, CA are multi-tenant commercial properties. All properties were acquired on an all cash basis except one; no encumbrances were outstanding for the periods presented.

Note 2. The aggregate cost for federal income tax purposes is $1,022,515,010.

Note 3. Reconciliation of total real estate carrying value for the three years ended December 31, 2000 are as follows:

                                    2000            1999            1998
                                -----------     -----------     -----------
Balance at beginning of
  period                      1,062,479,130     889,835,701     699,797,446

  Additions during period:
    Acquisitions                 98,558,750     181,375,766     193,436,163
    Equipment                            --              --          14,685
    Improvements, etc.               90,502         147,976          79,790
    Other (leasing costs)           307,556         241,980         168,425
                              -------------     -----------     -----------
      Total additions            98,956,808     181,765,722     193,699,063
                              -------------   -------------     -----------
  Deductions during period:
    Cost of real estate sold     49,850,903       9,109,061       3,520,108
    Cost of equipment sold               --              --          58,000
    Other (fully amortized
      commissions)                  103,226          13,232          82,700
    Other (provision for
      impairment losses)                 --              --              --
                              -------------   -------------     -----------
      Total deductions           49,954,129       9,122,293       3,660,808
                              -------------   -------------     -----------
Balance at close of period:   1,111,481,809   1,062,479,130     889,835,701
                              =============   =============     ===========







(table continued)

(continued)

Note 4. Reconciliation of accumulated depreciation for the three years ended December 31, 2000 are as follows:

                                    2000            1999            1998
                                -----------     -----------     -----------
Balance at beginning of period: 195,386,310     171,555,267     152,206,136

  Additions during period -
    provision for depreciation   27,845,368      24,823,759      20,766,430

  Deductions during period:
    Accumulated depreciation
      of real estate and
      equipment sold              5,924,307         979,484       1,334,599
    Other (fully amortized
      commissions)                  103,226          13,232          82,700
                                -----------     -----------     -----------
Balance at close of period      217,204,145     195,386,310     171,555,267
                                ===========     ===========     ===========

Note 5.  No provision for impairment loss was made in 2000, 1999 or 1998.




























160