Form 10-Q
period 2001-03-31
REALTY INCOME CORP
filed 2001-05-14
CIK 726728

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended March 31, 2001, or

 [ ] Transition report pursuant to section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         COMMISSION FILE NUMBER 1-13318


                            REALTY INCOME CORPORATION
        -----------------------------------------------------------------


             (Exact name of registrant as specified in its charter)

                                    Maryland
                                 --------------


         (State or other jurisdiction of incorporation or organization)

                                   33-0580106
                                ----------------

                      (I.R.S. Employer Identification No.)

               220 West Crest Street, Escondido, California 92025
         ---------------------------------------------------------------

                    (Address of principal executive offices)

                                 (760) 741-2111
                               -------------------

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


                                 YES [X] NO [ ]

There were 29,469,745 shares of common stock outstanding as of May 10, 2001.

                            REALTY INCOME CORPORATION

                                    Form 10-Q
                                 March 31, 2001


                                TABLE OF CONTENTS
                           ---------------------------



PART I.  FINANCIAL INFORMATION                                                                                 Page
                                                                                                               ----

         Item 1:      Financial Statements

                           Consolidated Balance Sheets....................................................        3
                           Consolidated Statements of Income..............................................        4
                           Consolidated Statements of Cash Flows..........................................        5
                           Notes to Consolidated Financial Statements.....................................        6

         Item 2:      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.......................................       11

         Item 3:      Quantitative and Qualitative Disclosures about Market Risk..........................       28


PART II. OTHER INFORMATION

         Item 6:      Exhibits and Reports on Form 8-K....................................................       29

SIGNATURE             ....................................................................................       31

EXHIBIT INDEX         ....................................................................................       31


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         ---------------------

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                   ------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                      March 31, 2001 and December 31, 2000
                  (dollars in thousands, except per share data)

                                                                                    2001               2000
                                                                                 (Unaudited)
------------------------------------------------------------------------------------------------------------------

ASSETS Real estate, at cost:
     Land                                                                        $   370,462      $   368,057
     Buildings and improvements                                                      705,989          705,470
------------------------------------------------------------------------------------------------------------------
                                                                                   1,076,451        1,073,527
     Less accumulated depreciation and amortization                                 (218,246)        (212,379)
------------------------------------------------------------------------------------------------------------------
         Net real estate held for investment                                         858,205          861,148
     Real estate held for sale, net                                                   16,954           33,130
------------------------------------------------------------------------------------------------------------------
         Net real estate                                                             875,159          894,278
Cash and cash equivalents                                                              1,992            3,815
Accounts receivable                                                                    3,696            5,053
Goodwill, net                                                                         17,899           18,130
Other assets                                                                          14,082           13,490
------------------------------------------------------------------------------------------------------------------

     Total assets                                                                $   912,828      $   934,766
==================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                                                          $       6,837     $      4,914
Accounts payable and accrued expenses                                                  7,544            5,969
Other liabilities                                                                      4,254            4,314
Lines of credit payable                                                              146,300          174,000
Notes payable                                                                        230,000          230,000
------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                               394,935          419,197
------------------------------------------------------------------------------------------------------------------


Commitments and contingencies

Stockholders' equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000
    shares authorized, 4,125,700 shares issued and outstanding                        99,368           99,368
Common stock and paid in capital, par value $1.00 per share, 100,000,000 shares authorized, 26,607,645 and 26,563,519 shares issued and
    outstanding in 2001 and 2000, respectively                                       632,023          630,932
Distributions in excess of net income                                               (213,498)        (214,731)
------------------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                                      517,893          515,569
------------------------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity                                  $   912,828      $   934,766
==================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   ------------------------------------------

               For the three months ended March 31, 2001 and 2000
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                          2001                        2000
------------------------------------------------------------------------------------------------------------

REVENUE
     Rental                                                              29,496                      28,330
     Gain on sales of real estate acquired for resale                     1,928                          --
     Interest and other                                                     141                          25
------------------------------------------------------------------------------------------------------------

                                                                         31,565                      28,355
------------------------------------------------------------------------------------------------------------

EXPENSES
     Interest                                                             8,059                       7,158
     Depreciation and amortization                                        7,210                       6,748
     General and administrative                                           2,040                       1,574
     Property                                                               624                         515
     Other                                                                1,110                         110
------------------------------------------------------------------------------------------------------------

                                                                         19,043                      16,105
------------------------------------------------------------------------------------------------------------

Income from operations                                                   12,522                      12,250
Gain on sales of investment properties                                    5,951                         662
------------------------------------------------------------------------------------------------------------

Net income                                                               18,473                      12,912
Preferred stock dividend                                                 (2,428)                     (2,428)
------------------------------------------------------------------------------------------------------------

Net income available to common stockholders                       $      16,045           $          10,484
============================================================================================================


Basic and diluted net income per common share                              0.60                       0.39







       The accompanying notes to consolidated financial statements are an integral part of these statements.

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                   ------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

               For the three months ended March 31, 2001 and 2000
                             (dollars in thousands)
                                   (unaudited)

                                                                                    2001                 2000
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $ 18,473            $ 12,912
Adjustments to net income:
     Depreciation and amortization                                                     7,210               6,748
     Provision for impairment loss on a property held for sale                           330                  --
     Acquisition of real estate acquired for resale                                   (3,802)             (3,095)
     Proceeds from sales of real estate acquired for resale                           14,033                  --
     Gain on sales of real estate acquired for resale                                 (1,928)                 --
     Gain on sales of investment properties                                           (5,951)               (662)
     Change in assets and liabilities:
       Accounts receivable and other assets                                            1,936                 516
       Accounts payable, accrued expenses and other liabilities                        1,515               1,754
--------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                                        31,816              18,173
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties                                          17,054               1,424
Acquisition of and additions to real estate                                           (7,542)            (14,854)
Increase in other assets                                                                  --              (3,250)
--------------------------------------------------------------------------------------------------------------------

     Net cash provided by (used in) investing activities                               9,512             (16,680)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit                                                       28,600              31,800
Payments under lines of credit                                                       (56,300)            (14,100)
Distributions to common stockholders                                                 (14,770)            (14,484)
Distributions to preferred stockholders                                                 (546)             (2,428)
Repurchase of stock                                                                     (169)               (951)
Proceeds from other common stock issuances                                                34                  --
--------------------------------------------------------------------------------------------------------------------

     Net cash used in financing activities                                           (43,151)               (163)
--------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                  (1,823)              1,330
Cash and cash equivalents,  beginning of period                                        3,815                 773
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                            $  1,992           $   2,103
====================================================================================================================

For supplemental disclosures, see note 9.

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 March 31, 2001
                                   (Unaudited)

1. Management Statement

The consolidated financial statements of Realty Income Corporation ("Realty Income", the "Company", "we" or "our") were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Certain of the 2000 balances have been reclassified to conform to the 2001 presentation. Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 2000, which are included in our 2000 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2. Investment in Subsidiary

In January 2000, we acquired 95% of the common stock of Crest Net Leases, all of which is non-voting. Certain members of our management and Crest Net Lease management own 5% of the common stock, all of which is voting stock. Crest Net Lease was created to buy, own and sell properties, primarily to buyers using tax-deferred exchanges, under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code").

The financial statements of Crest Net Lease have been consolidated. All intercompany transactions have been eliminated in consolidation.

3. Property Acquisitions

A. During the first three months of 2001, we invested $7.2 million in three new retail properties and properties under development with an initial weighted average contractual lease rate of 11.5%. These three properties are located in two states, will contain approximately 49,500 leasable square feet and are 100% leased, with an average initial lease term of 20 years.

During the first three months of 2000, we invested $8.7 million in two new retail properties and properties under development with an initial aggregate contractual lease rate of 10.7% and an average initial lease term of 15 years.

B. During the first three months of 2001, Crest Net Lease invested $3.8 million in four new retail properties and properties under development.

During the first three months of 2000, Crest Net Lease invested $3.1 million in one new retail property.

4. Distributions Paid and Payable

A. Realty Income pays distributions monthly to our common stockholders. The following is a summary of the monthly cash distributions per common share for the three months ended March 31, 2001 and 2000. As of March 31, 2001, a distribution of $0.18625 per common share was declared (and was paid on April 16, 2001).


     Month                                 2001                    2000
     ----------------------------------------------------------------------
     January                             $0.185                  $0.180
     February                             0.185                   0.180
     March                                0.185                   0.180
     ----------------------------------------------------------------------

     Total                               $0.555                  $0.540
     ======================================================================

B. In May 1999, we issued 9 3/8% Class B cumulative redeemable preferred stock. Dividends on the Class B preferred stock are paid quarterly in arrears. During each of the first three months of 2001 and 2000, we declared one quarterly distribution of $0.5859 per share, to our Class B preferred stockholders. The 2001 first quarter dividend was paid on April 2, 2001.

C. In July 1999, we issued 9 1/2% Class C cumulative redeemable preferred stock. Dividends on the Class C preferred stock are paid monthly in arrears. During each of the first three months of 2001 and 2000, we declared three monthly distributions of $0.1979 per share to our Class C preferred stockholders. The March 2001 dividend was paid on April 2, 2001.

5. Gain on Sales of Real Estate Acquired for Resale

During the three months ended March 31, 2001, Crest Net Lease sold four properties for $14.0 million. We recognized a gain of $1.9 million on the sale of these properties.

6. Gain on Sales of Investment Properties

During the three months ended March 31, 2001, we sold 10 properties for $17.1 million and recognized a gain of $6.0 million. During the three months ended March 31, 2000, we sold one property for $1.4 million and recognized a gain of $662,000.

7. Net Income per Common Share

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation, for the three months ended March 31, 2001 and 2000:

                                                                       2001                        2000
      ----------------------------------------------------------------------------------------------------------
      Weighted average shares used for  the basic net              26,612,009                    26,815,391
        income per share computation
      Incremental shares from the assumed exercise of
        stock options                                                  43,667                         1,537
      ----------------------------------------------------------------------------------------------------------
      Adjusted weighted average shares used for diluted
        net income per share computation                           26,655,676                    26,816,928
      ==========================================================================================================

For the three months ended March 31, 2001 and 2000, 50,000 and 275,805 stock options, respectively, that were anti-dilutive have been excluded from the incremental shares from the assumed exercise of stock options.

8. Purchases of Realty Income Securities

In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common stock, preferred shares and senior debt securities. During the first three months of 2001, we purchased 6,800 shares of our common stock at an average price of $24.82, for a total investment of $169,000.

During the first three months of 2000, we purchased 32,300 shares of our common stock at an average price of $20.90 and 14,300 shares of our Class B preferred stock at an average price of $19.27, for a total investment of $951,000.

9. Supplemental Disclosure of Cash Flow Information

Interest paid during the first three months of 2001 and 2000 was $6.1 million and $5.0 million, respectively.

During the first three months of 2001 and 2000, interest of $76,000 and $357,000, respectively, was capitalized with respect to properties under development.

The following non-cash operating activity is included in the accompanying consolidated financial statements:

In January 2001, we issued 49,000 shares of common stock to officers of the Company resulting in the following non-cash charges (in thousands):

         Other assets                                          $ 1,219
         Common stock and paid in capital                      $(1,219)

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of March 31, 2001 (dollars in thousands):

                                                                                   REVENUE
                                                                 ---------------------------------------------
       For the quarter ended March 31,                                     2001                   2000
                                                                 ---------------------------------------------

       Segment rental revenue:
           Apparel                                                      $     700              $     700
           Automotive parts                                                 2,481                  2,410
           Automotive service                                               1,732                  1,702
           Child care                                                       6,855                  6,929
           Consumer electronics                                             1,237                  1,452
           Convenience stores                                               2,515                  2,459
           Health and fitness                                                 987                    392
           Home furnishings                                                 1,787                  1,615
           Restaurants                                                      3,449                  3,535
           Theaters                                                         1,302                    601
           Video rental                                                     1,133                  1,130
           Other non-reportable segments                                    5,318                  5,405
       Reconciling items:
           Gain on sales of real estate acquired for resale                 1,928                     --
           Interest and other                                                 141                     25
       -------------------------------------------------------------------------------------------------------

       Total revenue                                                     $ 31,565               $ 28,355
       =======================================================================================================



                                                                                    ASSETS
                                                                 ----------------------------------------------
       As of :                                                      March 31, 2001        December 31, 2000
                                                                 ----------------------------------------------

       Segment net real estate:
           Apparel                                                       $ 24,025              $ 24,217
           Automotive parts                                                74,121                74,487
           Automotive service                                              47,240                47,603
           Child care                                                     148,072               149,838
           Consumer electronics                                            40,553                40,820
           Convenience stores                                              83,232                81,639
           Health and fitness                                              38,610                34,918
           Home furnishings                                                69,809                70,140
           Restaurants                                                     78,128                82,402
           Theaters                                                        47,835                48,003
           Video rental                                                    39,306                39,598
           Other non-reportable segments                                  184,228               200,613
       --------------------------------------------------------------------------------------------------------
                                                                          875,159               894,278
           Total segment net real estate
       Non-real estate assets                                              37,669                40,488
       --------------------------------------------------------------------------------------------------------

       Total assets                                                      $912,828              $934,766
       ========================================================================================================

11. Subsequent Events

A. In April 2001, the expiration date of $180 million of our $200 million acquisition credit facility was extended one year to December 30, 2003.

B. On May 7, 2001, we issued 2,850,000 shares of common stock at a price of $27.80 per share. The net proceeds of $74.9 million were used to repay borrowings under our $200 million acquisition credit facility and for other general corporate purposes.

C. On May 9, 2001, we acquired the 5% of common stock of Crest Net Lease owned by certain members of our management and management of Crest Net Lease for $507,000. After this transaction, Realty Income owned 100% of the stock of Crest Net Lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------------------------------------------


                           FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this quarterly report, the words estimated, anticipated and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, but not limited to:

o   Our anticipated growth strategies;
o   Our intention to acquire additional properties;
o   Our intention to sell properties;
o Anticipated trends in our business, including trends in the market for long-term net leases of freestanding, single-tenant retail properties;
o   Future expenditures for development projects; and
o   Profitability of our subsidiary, Crest Net Lease.

Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. In particular, some of the factors that could cause actual results to differ materially are:

o   Our continued qualification as a real estate investment trust;
o   General business and economic conditions;
o   Competition;
o   Interest rates;
o   Accessibility of debt and equity capital markets;
o Other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

                                   THE COMPANY

Realty Income Corporation, a Maryland corporation ("Realty Income", the "Company", "our" or "we") was organized to operate as an equity real estate investment trust ("REIT"). Our primary business objective is to generate dependable monthly distributions from a consistent and predictable level of funds from operations ("FFO") per share. Additionally, we seek to increase distributions to common stockholders and FFO per share through both active portfolio management and the acquisition of additional properties.

We are a fully integrated, self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. As of March 31, 2001, we owned a diversified portfolio of 1,061 retail properties located in 46 states with approximately 8.9 million square feet of leasable space leased to 69 different retail chains doing business in 23 separate retail industries. Of the 1,061 properties in the portfolio, 1,056 are single-tenant retail properties with the remainder being multi-tenant properties. In addition, as of March 31, 2001, our subsidiary, Crest Net Lease, owned seven retail properties located in five states that will contain approximately 117,100 square feet of leaseable space. These seven properties, which are held for sale, are 100% leased.

Our portfolio management focus includes:

o   Contractual rent increases on existing leases;
o Rental increases at the termination of existing leases when market conditions permit; and
o The active management of our property portfolio, including selective sales of properties.

Our acquisition of additional properties adheres to a focused strategy of acquiring primarily:

o   Freestanding, single-tenant, retail properties;
o   Properties leased to regional and national retail chains; and
o   Properties under long-term, net lease agreements.

We typically acquire, then lease back, retail store locations from chain store operators, providing capital to the operators for continued expansion and other corporate purposes. Our acquisitions and investment activities are concentrated in well-defined target markets and focus generally on middle-market retailers providing goods and services that satisfy basic consumer needs.

Our net-lease agreements generally:

o   Are for initial terms of 10 to 20 years;
o Require the tenant to pay a minimum monthly rent and property operating expenses (taxes, insurance and maintenance); and
o Provide for future rent increases (typically subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenant's gross sales above a specified level.

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

From 1970 and through December 31, 2000, we have acquired and leased back to regional and national retail chains 1,067 properties (including 51 properties that have been sold) and have collected approximately of 98% of the original contractual rent obligations on those properties. We principally provide sale-leaseback financing primarily to less than investment grade retail chains. We believe that within this market we can achieve an attractive risk-adjusted return on the financing that we provide to retailers.


                               RECENT DEVELOPMENTS

ISSUANCE OF COMMON STOCK. On May 7, 2001, we issued 2,850,000 shares of common stock at a price of $27.80 per share. The net proceeds of $74.9 million were used to repay borrowings under our $200 million acquisition credit facility and for other general corporate purposes.

PROPERTY DISPOSITIONS. During the first quarter of 2001, we sold 10 properties for $17.1 million and recognized a gain on sales of $6.0 million. The 10 properties consisted of seven restaurants, one home improvement store, one home furnishing store, and one child day care property. The properties were sold at an average capitalization rate of 9.3%. We calculate capitalization rate by dividing the amount of annual rent for the next 12 months by the purchase price. The proceeds from the sale of these properties were i) used to repay outstanding indebtedness on our $200 million credit facility and ii) invested in new properties and properties under development. The objective of our disposition program is to sell properties when we believe the reinvestment of the net sales proceeds can generate higher returns, enhance the credit quality of our real estate portfolio and/or increase the average lease term.

ACQUISITION OF PROPERTIES DURING THE FIRST THREE MONTHS OF 2001. During the first three months of 2001, we invested $7.2 million in three new properties and properties under development with an initial weighted average contractual capitalization rate of 11.5%. The new properties are 100% leased with an initial average lease length of 20 years and will contain approximately 49,500 leasable square feet.

During the first three months of 2001, we capitalized $160,000 for re-leasing costs and $144,000 for building improvements on existing properties in our portfolio.

CREDIT FACILITY EXTENSION. In April 2001, the expiration date of $180 million of our $200 million acquisition credit facility was extended one year to December 2003.

INCREASE IN MONTHLY DISTRIBUTIONS TO COMMON SHAREHOLDERS. Monthly distributions per share were increased $0.00125 in January 2001 to $0.185 and in April 2001 to $0.18625. The increase in April was our 14th consecutive quarterly increase. We continue our 31-year policy of paying distributions monthly. During the first three months of 2001, we paid three distributions of $0.185 per share, totaling $0.555 per share. In March, April and May 2001, we declared distributions of $0.18625 per share, which were paid on April 16, 2001 and payable on May 15, 2001 and June 15, 2001, respectively. The monthly distribution of $0.18625 per share represents a current annualized distribution of $2.235 per share, and an annualized distribution yield of approximately 8.1% based on the last reported sale price of the Company's Common Stock on the NYSE of $27.66 on May 9, 2001. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that the current level of distributions will be maintained by the Company, that will we continue our pattern of increasing distributions per share, or as to the actual distribution yield for any future period.

CREST NET LEASE. During the first quarter of 2001, Crest Net Lease sold four properties from its inventory for $14.0 million and we recorded a gain on sales of $1.9 million. Crest Net Lease also invested $3.8 million in four new properties and properties under development. At the end of the first quarter, Crest Net Lease carried an inventory of $14.8 million, which is included in real estate held for sale. The contribution, if any, to our FFO by Crest Net Lease will depend on the timing and the number of property sales achieved, if any, in any given quarter. During the first quarter of 2001, Crest Net Lease generated $1.15 million in funds from operations for us.

In order to comply with the Internal Revenue Code (the "Code") in force at the inception of Crest Net Lease, 5% of the common stock of Crest Net Lease, which represented 100% of the voting stock, was not owned by the Company. Effective for 2001, the Code was modified to allow a REIT to own 100% of the voting stock of a corporation that elects and qualifies with the REIT to be treated as a taxable REIT subsidiary. As a result of the change in the Code, in May 2001 we acquired the 5% of Crest Net Lease's common stock owned by certain members of our management and the management of Crest Net Lease for $507,000. The disinterested members of our board of directors approved this transaction. Crest Net Lease originally issued this stock for $450,000. Realty Income also received rights to the undistributed earnings on the stock, which totaled $79,000 as of March 31, 2001. After this transaction, Realty Income owns 100% of Crest Net Lease's stock.

The following is a summary of Crest Net Lease's balance sheet (prior to the effect of eliminating entries) as of March 31, 2001 (unaudited, dollars in thousands):

  Real estate held for sale                                         $ 14,763
  Other assets                                                           563
  ------------------------------------------------------------------------------
     Total assets                                                   $ 15,326
  ==============================================================================

  Liabilities                                                        $ 4,756
  Stockholders' equity                                                10,570
  ------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                     $ 15,326
  ==============================================================================

The following is a summary of Crest Net Lease's statement of income (prior to the effect of eliminating entries) for the quarter ended March 31, 2001 (unaudited, dollars in thousands):

                                                            Three
                                                            months
                                                            ended
                                                           3/31/01
                                                  ----------------------

            Rent & other revenue                         $  2,075
            Expenses                                        1,017
            ------------------------------------------------------------
            Net income                                   $  1,058
            ============================================================

SHARE REPURCHASE ACTIVITY. We regularly review our investment options to determine the best use of our capital. From time to time during the first quarter of 2001, we concluded our share price justified repurchasing shares since this provided the highest return on our investment capital. During the three months ended March 31, 2001, we invested $169,000 to repurchase 6,800 shares of our common stock at an average price of $24.82 per share.


                                OTHER INFORMATION

Realty Income's common stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "O", our central index key ("CIK") number is 726728 and cusip number is 756109-104.

Realty Income's 9 3/8% Class B cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol "OprB" and its cusip number is 756109-302.

Realty Income's 9 1/2% Class C cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol "OprC" and its cusip number is 756109-500.

Realty Income's 8.25% Monthly Income Senior Notes, due 2008, are listed on the NYSE under the ticker symbol "OUI". The cusip number of these notes is 756109-203.

Realty Income has 49 employees as of May 9, 2001.


                         LIQUIDITY AND CAPITAL RESOURCES

CASH RESERVES. Realty Income is organized for the purpose of operating as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At March 31, 2001, we had cash and cash equivalents totaling $2.0 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facilities

CAPITAL FUNDING. We have a $200 million, three-year revolving, unsecured acquisition credit facility, of which $180 million expires in December 2003 and $20 million expires in December 2002. We also have a $25 million, three-year revolving, unsecured credit facility that expires in February 2003. The credit facilities currently bear interest at 1.225% over the London Interbank Offered Rate, or LIBOR, and offer us other interest rate options. As of May 9, 2001, borrowing capacity of $154.1 million was available on our credit facilities. At that time, the outstanding balance on the credit facilities was $70.9 million with an effective interest rate of 6.2%.

These credit facilities have been and are expected to be used to acquire additional retail properties leased to national and regional retail chains under long-term lease agreements. Any additional borrowings will increase our exposure to interest rate risk.

On May 7, 2001, we issued 2,850,000 shares of common stock at a price of $27.80 per share. The net proceeds of $74.9 million were used to repay borrowings under our $200 million acquisition credit facility and for other general corporate purposes.

In June 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $409.2 million in value of common stock, preferred stock and debt securities. Through May 9, 2001, we have issued $113.7 million of common stock, preferred stock and debt securities under the universal shelf registration statement.

We believe that our stockholders are best served by a conservative capital structure. As of May 9, 2001, our total outstanding credit facility borrowings and outstanding notes were $300.9 million or approximately 24.7% of our total capitalization of $1.2 billion (defined as shares of our common stock outstanding multiplied by the last reported sales price of the common stock on the NYSE on May 9, 2001 of $27.66 per share plus the liquidation value of the Class B Preferred Stock, the Class C Preferred Stock, the outstanding borrowings on the credit facilities and outstanding notes at May 9, 2001).

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

We have also received credit ratings from the same rating agencies on our preferred stock. Fitch IBCA Duff & Phelps has assigned a rating of BBB-, Moody's Investor Service, Inc. has assigned a rating of "ba1", and Standard & Poor's Rating Group has assigned a rating of BB+. These ratings could change based upon, among other things, our results of operations and financial condition.

DISTRIBUTIONS. Distributions are paid to our common stockholders and Class C Preferred stockholders on a monthly basis and paid to our Class B Preferred stockholders on a quarterly basis if, as and when declared by our Board of Directors. The Class B Preferred stockholders receive cumulative distributions at a rate of 9.375% per annum on the $25 per share liquidation preference (equivalent to $2.3436 per annum per share). The Class C Preferred stockholders receive cumulative distributions at a rate of 9.5% per annum on the $25 per share liquidation preference (equivalent to $2.3748 per annum per share).

The May 2001 distribution of $0.18625 per common share represents a current annualized distribution of $2.235 per share, and an annualized distribution yield of approximately 8.1% based on the last reported sale price of $27.66 of our common stock, on the NYSE on May 9, 2001. In order to maintain our tax status as a REIT for federal income tax purposes, we are generally required to distribute dividends to our stockholders aggregating annually at least 90% (95% prior to 2001) of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains). In 2000, our distributions totaled approximately 119.0% of our REIT taxable income. We intend to continue to make distributions to our stockholders that are sufficient to meet this requirement.

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

                          FUNDS FROM OPERATIONS ("FFO")

For the first quarter of 2001, FFO increased by $1.1 million or 6.7% to $17.6 million versus $16.5 million during the first quarter of 2000. The following is a reconciliation of net income available to common stockholders to FFO, and information regarding distributions paid and diluted weighted average number of common shares outstanding for the first quarter of 2001 and 2000 (dollars in thousands):

     Three months ended March 31,                                              2001                 2000
     ---------------------------------------------------------------------------------------------------------

     Net income available to common stockholders                        $       16,045       $       10,484
     Plus:
       Depreciation and amortization                                             7,210                6,748
       Provision for impairment loss on a property held for sale                   330                   --
     Less:
       Depreciation of furniture, fixtures and equipment                           (28)                 (33)
       Gain on sales of investment properties                                   (5,951)                (662)
     ---------------------------------------------------------------------------------------------------------

     Total funds from operations                                        $       17,606       $       16,537
     =========================================================================================================

     Distributions paid to common stockholders                          $       14,770       $       14,484
     FFO in excess of distributions to common stockholders              $        2,836       $        2,053
     Diluted weighted average number of common shares outstanding           26,655,676           26,816,928

We define FFO as net income available to common stockholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of investment property and provisions for impairment and (ii) extraordinary and "unusual" items.

The following is a reconciliation of FFO to adjusted FFO. The adjustments are for non-cash items and capitalized expenditures on existing properties in our portfolio.

     Three months ended March 31,                                              2001                 2000
     ---------------------------------------------------------------------------------------------------------
     Funds from operations                                              $       17,606       $       16,537
     Plus:
       Amortization of settlements on treasury lock agreements                     189                  189
       Amortization of stock compensation                                           67                   40
     Less:
       Capitalized leasing costs and commissions                                  (160)                 (28)
       Capitalized building improvements                                          (144)                 (44)
       Straight line rent                                                          (26)                 (66)
     ---------------------------------------------------------------------------------------------------------

     Total adjusted funds from operations                               $       17,532       $       16,628
     =========================================================================================================

We consider FFO and adjusted FFO to be appropriate measures of the performance of equity REITs. Financial analysts use FFO and adjusted FFO in evaluating REITs and FFO and adjusted FFO can be a way to measure a REIT's ability to make cash distribution payments. Presentation of this information provides the reader with an additional information to compare the performance of different REITs, although it should be noted that not all REITs calculate FFO and adjusted FFO the same way so comparisons with other REITs may not be meaningful.

FFO and adjusted FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of Realty Income's performance. In addition, FFO and adjusted FFO should not be considered as an alternative to reviewing our cash flows from operating, investing, and financing activities as a measure of liquidity, of our ability to make cash distributions or our ability to pay interest payments.


                              RESULTS OF OPERATIONS

The following is a comparison of our results of operations for the three months ended March 31, 2001 to the three months ended March 31, 2000.

REVENUE

Rental revenue was $29.5 million for the first quarter of 2001 versus $28.3 million for the comparable quarter of 2000, an increase of 4.2% or $1.2 million. The increase in rental revenue was primarily due to the acquisition of properties during 2000. Included in rental revenue for the first quarter of 2001 and 2000 is $428,000 and zero, respectively, from properties owned by Crest Net Lease. Properties owned by Crest Net Lease are held for sale.

Of the 1,061 properties in the portfolio as of March 31, 2001, 1,056 are single-tenant properties with the remaining properties being multi-tenant properties. Of the 1,056 single-tenant properties, 1,032, or 97.7%, were net leased with an average remaining lease term (excluding extension options) of approximately 7.6 years. Of our 1,032 leased single-tenant properties, 1,023 or 99.1% were under leases that provide for increases in rents through:

o   Base rent increases tied to a consumer price index with adjustment ceilings;
o   Overage rent based on a percentage of the tenants' gross sales; or
o   Fixed increases.

Some leases contain more than one of these clauses. Percentage rent, which is included in rental revenue, was $119,000 and $306,000 during the first quarter of 2001 and 2000, respectively. Same store rents generated on 999 leased properties owned during all of both the first quarter of 2001 and 2000 increased by 1.3%, to $26.30 million from $25.97 million.

Many of our leases call for rent increases every five years. Over the past four years we have acquired approximately $545 million in new properties that now represent approximately 50% of our total portfolio, excluding properties owned by Crest Net Lease. Many of these properties are due to generate their initial rent increases from 2002 to 2004. As such, we believe our same store rent growth is likely to accelerate with the onset of rent increases from the newer properties over the next few years.

Our portfolio of quality retail real estate owned under 10-20 year net leases continues to perform well and provide dependable lease revenue supporting the payment of monthly dividends. As of March 31, 2001, our property portfolio of 1,061 properties was 97.7% leased with only 24 properties available for lease.

Of the 24 properties not leased at March 31, 2001, transactions to lease or sell 11 properties were underway or completed as of May 9, 2001. We anticipate these transactions to be completed during the second and third quarters of 2001; although we cannot assure you that all of these properties can be sold or leased within this period.

During the last six months, we made progress in the re-lease of the 21 properties formerly occupied by Flooring America that became vacant during the third quarter of 2000. As of May 9, 2001, transactions were underway or completed on 16 of the 21 properties. The Flooring America stores are generally in retail locations that lend themselves to a wide variety of retail uses. In addition, the rents previously received on these properties were mainly at prevailing market rents. We believe we will complete the re-leasing of the remaining five properties and the transactions underway during 2001; however, we cannot assure you that this will occur.

During the first quarter of 2001, Crest Net Lease sold four properties for $14.0 million and we recognized a gain on the sales of $1.9 million, before income taxes. As of March 31, 2001, Crest Net Lease has $14.8 million invested in seven properties held for sale. It is Crest Net Lease's intent to carry an average inventory of between $20.0 to $25.0 million in real estate on an ongoing basis. Crest Net generates an earnings spread on the differential between the lease payments it receives and the cost of capital used to acquire the properties. It is our belief that at this level of inventory, these earnings will more than cover the ongoing operating expenses of Crest Net.

EXPENSES

The following is a summary of the five components of interest expense for the first quarter of 2001 and 2000 (dollars in thousands):

  Three months ended March 31,                                              2001             2000          Net Change
  ----------------------------------------------------------------------------------------------------------------------
  Interest on outstanding loans and notes                                $  7,534         $   6,939       $      595
  Amortization of settlements on treasury lock agreements                     189               189               --
  Credit facility commitment fees                                             128               123                5
  Amortization of credit facility origination costs and deferred
    bond financing costs                                                      284               264               20
  Interest capitalized                                                        (76)             (357)             281
  ----------------------------------------------------------------------------------------------------------------------

  Interest expense                                                       $  8,059         $   7,158       $      901
  ======================================================================================================================


  Credit facility and notes outstanding
  (dollars in thousands)
  Three months ended March 31,                                              2001             2000          Net Change
  ----------------------------------------------------------------------------------------------------------------------
  Average outstanding balances                                           $389,838          $358,559        $  31,279
  Average interest rates                                                     7.84%             7.78%            0.06%

Interest on outstanding loans and notes was $595,000 higher in the first quarter of 2001 than in 2000. The increase was primarily due to an increase of $31.3 million in the average outstanding balances. During the first four months of 2001, the Federal Reserve decreased the federal funds rate four times by a total of 200 basis points. Correspondingly, the average borrowing rate on our credit facilities has declined during the same period.

Our debt service coverage ratio for the three months ended March 31, 2001 and 2000 was 3.6 times and 3.7 times, respectively. Debt service coverage ratio is calculated as follows: earnings (income from operations) before interest, taxes, impairment losses on depreciable real estate, and depreciation and amortization (EBITDA) divided by interest expense. Our EBITDA for the three months ended March 31, 2001 and 2000 was $28.9 million and 26.3 million, respectively. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Depreciation and amortization was $7.2 million in the first quarter of 2001 versus $6.7 million in the first quarter of 2000. The increase in 2001 was primarily due to the acquisition of properties during 2000.

General and administrative expenses increased by $466,000 to $2.0 million in the first quarter of 2001 versus $1.6 million in the first quarter of 2000. Included in general and administrative expenses for 2001 and 2000 are $258,000 and zero, respectively, of expenses attributable to Crest Net Lease. Excluding the Crest Net expenses, general and administrative expenses as a percentage of revenue were 5.6% in the first quarter of 2001 as compared to 5.5% in 2000. General and administrative expenses, excluding expenses attributable to Crest Net, increased primarily due to increases in the costs of living, which includes increases in payroll costs.

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At March 31, 2001, 24 properties were available for lease, as compared to 25 at December 31, 2000 and 18 at March 31, 2000.

Property expenses were $624,000 in the first quarter of 2001 and $515,000 in first quarter of 2000. The $109,000 increase in property expenses is primarily attributable to an increase in property insurance and costs associated with properties available for lease.

During the first quarter of 2001, we sold ten investment properties for a total of $17.1 million and recognized a gain of $6.0 million. During the first quarter of 2000, we sold one investment property for $1.4 million and recognized a gain of $662,000.

We have an active portfolio management program that incorporates the sale of properties when we believe the reinvestment of the net sales proceeds can generate higher returns, enhance the credit quality of our real estate portfolio or increase the average lease term. As of March 31, 2001, we classified real estate with a carrying amount of $17.0 million as held for sale. Additionally, we anticipate selling properties from our investment portfolio, which have not yet been specifically identified. We anticipate we will receive up to $50 million in proceeds from the sale of properties during the next 12 months. We intend to invest these proceeds into new properties.

Other expenses increased $1.0 million to $1.1 million in the first quarter of 2001 versus $110,000 in the first quarter of 2000. The increase in 2001 is primarily attributable to Crest Net Lease income taxes of $656,000 and a $330,000 provision for impairment on depreciable real estate. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.. The following is a summary of our other expenses for the first quarter of 2001 and 2000 (dollars in thousands):

     Three months ended March 31,                                              2001              2000          Net Change
     ----------------------------------------------------------------------------------------------------------------------

     Realty Income's state and local income taxes                            $   124            $  110          $    14
     Crest Net Lease's income taxes                                              656                --              656
     Provision for impairment on depreciable real estate                         330                --              330
     ----------------------------------------------------------------------------------------------------------------------

     Other expense                                                           $ 1,110            $  110          $ 1,000
     ======================================================================================================================

We declared preferred stock dividends of $2.4 million during both the first quarters of 2001 and 2000.

NET INCOME

In the first quarter of 2001 and 2000, our net income available to common stockholders was $16.0 million and $10.5 million, an increase of $5.5 million or 52.4%.

The calculation to determine net income available to common stockholders includes gains and losses from the sale of investment properties. The amount of gain and losses varies from year to year based on the timing of property sales and can significantly impact net income available to common stockholders. The gain recognized from property sales during the first quarter of 2001 was $5.3 million greater than the gain recognized from property sales during the first quarter of 2000.

                                   PROPERTIES

As of March 31, 2001, we owned a diversified portfolio of 1,061 properties located in 46 states with approximately 8.9 million square feet of leasable space. In addition to our real estate portfolio, our subsidiary Crest Net Lease owned seven properties. Our portfolio of retail properties is leased to 69 retail chains doing business in 23 retail industries. At March 31, 2001, 1,032 or 97.3% of the 1,061 properties were leased under net lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance plus, typically, future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenant's gross sales above a specified level.

Our net-leased retail properties are primarily leased to regional and national retail chain store operators. The average leasable retail space of the 1,061 properties is approximately 8,400 square feet on approximately 60,200 square feet of land. Generally, buildings are single-story properties with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts, adequate access and proximity to a sufficient population base to constitute a suitable market or trade area for the retailer's business.

The following table sets forth rental revenue from our properties classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue.

                                                        Percentage of Historical Rental Revenue (1)
                                 -------------------------------------------------------------------------------------------
                                   For the
                                    Three
                                   Months
                                    Ended                             For the Years Ended December 31,
                                                 ---------------------------------------------------------------------------
                                   Mar 31,
Industry                            2001            2000         1999         1998        1997         1996        1995
----------------------------------------------------------------------------------------------------------------------------
Apparel Stores                        2.4%            2.4%         3.8%         4.1%        0.7%          --%         --%
Automotive Parts                      8.5             8.3          8.6          7.8         9.1         10.5        11.4
Automotive Service                    6.0             5.8          6.6          7.5         6.4          4.8         3.7
Book Stores                           0.5             0.5          0.5          0.6         0.5          --           --
Business Services                     0.1             0.1          0.1           *          --           --           --
Child Care                           23.6            24.7         25.3         29.2        35.9         42.0        45.6
Consumer Electronics                  4.3             4.9          4.4          5.4         6.5          0.9          --
Convenience Stores                    8.7             8.4          7.2          6.1         5.5          4.6         2.4
Craft and Novelty                     0.4             0.4          0.4           *          --           --           --
Drug Stores                           0.2             0.2          0.2          0.1         --           --           --
Entertainment                         1.5             2.0          1.2          --          --           --           --
General Merchandise                   0.6             0.6          0.6           *          --           --           --
Grocery Stores                        0.6             0.6          0.5           *          --           --           --
Health and Fitness                    3.4             2.4          0.6          0.1         --           --           --
Home Furnishings                      6.2             5.8          6.5          7.8         5.6          4.4         2.9
Home Improvement                      1.3             2.0          3.6           *          --           --           --
Office Supplies                       2.2             2.3          2.6          3.0         1.7          --           --
Pet Supplies and Services             1.5             1.5          1.1          0.6         0.2          --           --
Private Education                     1.5             1.4          1.2          0.9         --           --           --
Restaurants                          11.9            12.3         13.3         16.2        19.8         24.4        24.7
Shoe Stores                           0.8             0.8          1.1          0.8         0.2          --           --
Theaters                              4.5             2.7          0.6          --          --           --           --
Video Rental                          3.9             3.9          4.3          3.8         0.6          --           --
Other                                 5.4             6.0          5.7          6.0         7.3          8.4         9.3
----------------------------------------------------------------------------------------------------------------------------

Totals                              100.0%          100.0%       100.0%       100.0%      100.0%       100.0%      100.0%
============================================================================================================================

* Less than 0.1%

 (1) This table does not include properties owned by Crest Net Lease which are held for sale.

Of the 1,061 properties in the portfolio at March 31, 2001, 1,056 were single-tenant properties with the remaining properties being multi-tenant properties. As of March 31, 2001, 1,032 of the 1,056 single-tenant properties, or 97.7%, were net leased with an average remaining lease term (excluding extension options) of approximately 7.6 years.

The following table sets forth certain information regarding the timing of the lease term expirations (excluding extension options) on our 1,032 net leased, single-tenant retail properties as of March 31, 2001 (dollars in thousands):

                                    Number of                   Annualized                 Percent of
           Year                  Leases Expiring(1)              Rent(1)(2)               Annualized Rent
----------------------------------------------------------------------------------------------------------------
           2001                            72                        5,420                       4.8
           2002                            81                        6,618                       5.9
           2003                            73                        6,154                       5.5
           2004                           117                        9,987                       8.9
           2005                            84                        6,484                       5.8
           2006                            28                        2,562                       2.3
           2007                            94                        6,437                       5.8
           2008                            66                        5,838                       5.2
           2009                            29                        2,523                       2.3
           2010                            45                        3,880                       3.5
           2011                            38                        5,693                       5.1
           2012                            48                        5,588                       5.0
           2013                            74                       12,671                      11.3
           2014                            39                        6,659                       5.9
           2015                            37                        4,305                       3.8
           2016                            13                        1,382                       1.2
           2017                            11                        4,130                       3.7
           2018                            16                        1,616                       1.4
           2019                            50                        8,706                       7.8
           2020                             9                        2,920                       2.6
           2021                             4                          826                       0.7
           2033                             2                        1,118                       1.0
           2034                             2                          570                       0.5
----------------------------------------------------------------------------------------------------------------

          Totals                        1,032               $      112,087                     100.0%
================================================================================================================

(1) This table does not include five multi-tenant properties and 24 vacant, unleased single-tenant properties owned by the Company and seven properties owned by Crest Net Lease. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of March 31, 2001 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.8 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table sets forth certain state-by-state information regarding Realty Income's property portfolio as of March 31, 2001 (dollars in thousands).

                                                         Approximate
                          Number of      Percent          Leasable             Annualized          Percent of
State                   Properties(1)    Leased          Square Feet           Rent(1)(2)        Annualized Rent
------------------------------------------------------------------------------------------------------------------
Alabama                        9          100%              120,100           $          882            0.8%
Alaska                         1          100                70,600                      285            0.2
Arizona                       29           97               182,500                    2,769            2.4
Arkansas                       5          100                36,700                      614            0.5
California                    53          100               950,400                   13,201           11.2
Colorado                      44          100               267,600                    3,973            3.4
Connecticut                   10          100               223,800                    2,983            2.5
Delaware                       1          100                 5,400                       72            0.1
Florida                       87           91             1,003,100                   12,478           10.6
Georgia                       60           97               428,400                    5,674            4.8
Idaho                         11          100                52,000                      755            0.6
Illinois                      35          100               259,100                    3,745            3.2
Indiana                       29           97               170,400                    2,184            1.9
Iowa                          10          100                67,900                      701            0.6
Kansas                        22          100               235,600                    2,601            2.2
Kentucky                      13          100                43,500                    1,114            1.0
Louisiana                      5          100                39,600                      506            0.4
Maryland                       8          100                48,300                      750            0.6
Massachusetts                  8          100                53,900                    1,106            0.9
Michigan                      10          100                68,100                      986            0.8
Minnesota                     25           96               261,500                    2,565            2.2
Mississippi                   16          100               152,100                    1,291            1.1
Missouri                      33          100               204,700                    2,586            2.2
Montana                        2          100                30,000                      287            0.2
Nebraska                       9          100                87,100                    1,081            0.9
Nevada                         6          100                81,300                    1,257            1.1
New Hampshire                  1          100                 6,400                      133            0.1
New Jersey                     4          100                45,400                      786            0.7
New Mexico                     5           80                46,000                      183            0.2
New York                      20          100               253,300                    4,850            4.1
North Carolina                33           97               172,800                    3,038            2.6
North Dakota                   1          100                22,000                       65            0.1
Ohio                          66          100               377,000                    5,511            4.7
Oklahoma                      17           94               102,200                    1,243            1.1
Oregon                        19          100               210,800                    2,066            1.8
Pennsylvania                  23          100               168,300                    2,300            2.0
South Carolina                48          100               147,000                    3,991            3.4
South Dakota                   2          100                12,600                      172            0.2
Tennessee                     25           96               221,300                    2,676            2.3
Texas                        153           96             1,172,700                   12,966           11.0
Utah                           8           88                51,700                      636            0.5
Virginia                      29          100               261,900                    4,606            3.9
Washington                    42          100               274,500                    3,332            2.8
West Virginia                  2          100                16,800                      158            0.1
Wisconsin                     18          100               167,700                    2,057            1.8
Wyoming                        4          100                20,100                      264            0.2
------------------------------------------------------------------------------------------------------------------
Totals/Average             1,061            98%           8,894,200           $      117,479           100.0%
==================================================================================================================

(1) This table does not include seven properties owned by Crest Net Lease which are held for sale.






(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of March 31, 2001 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.8 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table sets forth certain information regarding the properties owned by Realty Income as of March 31, 2001, classified according to the retail business types and the level of services they provide (dollars in thousands):

                                                Number of                  Annualized               Percent of
Industry                                      Properties(1)                Rent(1)(2)            Annualized Rent
----------------------------------------------------------------------------------------------------------------------

TENANTS PROVIDING SERVICES
Automotive Service                                   101                 $      7,018                   6.0%
Child Care                                           332                       28,541                 24.3
Entertainment                                          6                        1,928                  1.6
Health and Fitness                                     8                        4,602                  3.9
Private Education                                      6                        1,817                  1.6
Theaters                                              10                        5,209                  4.4
Other                                                  8                        5,972                  5.1
                                      --------------------------------------------------------------------------------
                                                     471                       55,087                 46.9
                                      --------------------------------------------------------------------------------

TENANTS SELLING GOODS AND SERVICES
Automotive Parts (with installation)                  62                        5,432                  4.6
Business Services                                      1                          124                  0.1
Convenience Stores                                   105                       10,111                  8.6
Home Improvement                                       2                          187                  0.2
Pet Supplies and Services                              6                        1,231                  1.1
Restaurants                                          165                       13,568                 11.5
Video Rental                                          35                        4,443                  3.8
                                      --------------------------------------------------------------------------------
                                                     376                       35,096                 29.9
                                      --------------------------------------------------------------------------------

TENANTS SELLING GOODS
Apparel Stores                                         4                        2,799                  2.4
Automotive Parts                                      78                        4,509                  3.8
Book Stores                                            2                          572                  0.5
Consumer Electronics                                  37                        4,982                  4.2
Craft and Novelty                                      2                          502                  0.4
Drug Stores                                            1                          235                  0.2
General Merchandise                                   11                          687                  0.6
Grocery Stores                                         2                          726                  0.6
Home Furnishings                                      38                        7,074                  6.0
Home Improvement                                      25                        1,377                  1.2
Office Supplies                                        8                        2,476                  2.1
Pet Supplies                                           2                          467                  0.4
Shoe Stores                                            4                          890                  0.8
                                      --------------------------------------------------------------------------------
                                                     214                       27,296                 23.2
----------------------------------------------------------------------------------------------------------------------
TOTALS                                             1,061                    $ 117,479                 100.0%
===================================== ============================== ======================= =========================


(1) This table does not include seven properties owned by Crest Net Lease which are held for sale.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of March 31, 2001 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.8 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

                               IMPACT OF INFLATION

Tenant leases generally provide for limited increases in rent as a result of increases in the tenant's sales volumes, increases in the consumer price index or fixed increases. We expect that inflation will cause these lease provisions to result in increases in rent over time. During times when inflation is greater than increases in rent as provided for in the leases, rent increases may not keep up with the rate of inflation.

Approximately 97.3%, or 1,032, of the properties in the portfolio are leased to tenants under net leases in which the tenant is responsible for property costs and expenses. These features in the leases reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on the tenants if increases in the tenant's operating expenses exceed increases in revenue.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

We are exposed to interest rate changes primarily as a result of our credit facilities and long-term debt used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives we borrow our long term debt primarily at fixed rates and may selectively enter into derivative financial instruments such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments at March 31, 2001. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in table in millions).

                                             Expected Maturity Data
                               -----------------------------------------------------
                                    2002             2003            Thereafter          Total            Fair Value(2)
                                    ----             ----            ----------          -----            -------------

Fixed rate debt                       --               --             $230.0(1)         $230.0                $223.0
Average interest rate                 --               --                 7.99%           7.99%
Variable rate debt                    --           $146.3                  --           $146.3                $146.3
Average interest rate                 --             6.73%                 --             6.73%

(1) $110 million matures in 2007, $100 million matures in 2008 and $20 million matures in 2009.


(2) We base the fair value of the fixed rate debt at March 31, 2001 on the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

The table incorporates only those exposures that exist as of March 31, 2001, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

A. EXHIBITS:

EXHIBIT NO.       DESCRIPTION

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

    4.5 Pricing Committee Resolutions (filed as an exhibit 4.2 to Realty Income's Form 8-K, dated October 27, 1998 and incorporated herein by reference).

    4.6 Form of 8.25% Notes due 2008 (filed as exhibit 4.3 to Realty Income's Form 8-K, dated October 27, 1998 and incorporated herein by reference).

    4.7 Indenture dated as of October 28, 1998 between Realty Income and The Bank of New York (filed as exhibit 4.1 to Realty Income's Form 8-K, dated October 27, 1998 and incorporated herein by reference).

    4.8 Pricing Committee Resolutions and Form of 8% Notes due 2009 (filed as exhibit 4.2 to Realty Income's Form 8-K, dated January 21, 1999 and incorporated herein by reference).

   10.1 Form of extension agreement dated April 25, 2001 to the $200 million credit facility, extending for one year $180 million of the $200 million commitment to December 2003, filed herewith.

B. No reports on Form 8-K were filed by registrant during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            REALTY INCOME CORPORATION

(Signature and Title)       /s/ GARY M. MALINO
                            ----------------------------------------------------
Date: March 11, 2001        Gary M. Malino, Executive Vice President and Chief
                            Financial Officer
                            (Principal Financial Officer)





                                  EXHIBIT INDEX

Exhibit
   No.            Description
---------         -----------

  10.1 Form of extension agreement dated April 25, 2001 to the $200 million credit facility, extending for one year $180 million of the $200 million commitment to December 2003.