Form 10-Q
period 2001-06-30
REALTY INCOME CORP
filed 2001-08-14
CIK 726728

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended June 30, 2001, or

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         COMMISSION FILE NUMBER 1-13318


                            REALTY INCOME CORPORATION
                            -------------------------

             (Exact name of registrant as specified in its charter)

                                    Maryland
                                    --------

         (State or other jurisdiction of incorporation or organization)

                                   33-0580106
                                   ----------

                      (I.R.S. Employer Identification No.)

               220 West Crest Street, Escondido, California 92025

                    (Address of principal executive offices)

                                 (760) 741-2111
                                 --------------

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


                                 YES [X] NO [ ]

There were 29,761,686 shares of common stock outstanding as of August 10, 2001.

                            REALTY INCOME CORPORATION

                                    Form 10-Q
                                  June 30, 2001


                                TABLE OF CONTENTS
                                -----------------



PART I. FINANCIAL INFORMATION                                                                                   Page

         Item 1:      Financial Statements

                           Consolidated Balance Sheets....................................................        3
                           Consolidated Statements of Income..............................................        4
                           Consolidated Statements of Cash Flows..........................................        5
                           Notes to Consolidated Financial Statements.....................................        6

         Item 2:      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.......................................       11

         Item 3:      Quantitative and Qualitative Disclosures about Market Risk..........................       31


PART II. OTHER INFORMATION

         Item 4:      Submission of Matters to a Vote of Security Holders.................................       32

         Item 6:      Exhibits and Reports on Form 8-K....................................................       32

SIGNATURE             ....................................................................................       34

EXHIBIT INDEX         ....................................................................................       34


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                   ------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                       June 30, 2001 and December 31, 2000
                  (dollars in thousands, except per share data)

                                                                                    2001               2000
                                                                                 (Unaudited)
------------------------------------------------------------------------------------------------------------------
ASSETS
Real estate, at cost:
     Land                                                                        $   375,893      $   368,057
     Buildings and improvements                                                      705,957          705,470
------------------------------------------------------------------------------------------------------------------
                                                                                   1,081,850        1,073,527
     Less accumulated depreciation and amortization                                 (224,291)        (212,379)
------------------------------------------------------------------------------------------------------------------
         Net real estate held for investment                                         857,559          861,148
     Real estate held for sale, net                                                   15,675           33,130
------------------------------------------------------------------------------------------------------------------
         Net real estate
                                                                                     873,234          894,278
Cash and cash equivalents                                                              1,180            3,815
Accounts receivable                                                                    3,270            5,053
Goodwill, net                                                                         17,668           18,130
Other assets                                                                          13,973           13,490
------------------------------------------------------------------------------------------------------------------

     Total assets                                                                $   909,325      $   934,766
==================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                                                            $     7,434      $     4,914
Accounts payable and accrued expenses                                                  5,957            5,969
Other liabilities                                                                      3,956            4,314
Lines of credit payable                                                               70,200          174,000
Notes payable                                                                        230,000          230,000
------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                               317,547          419,197
------------------------------------------------------------------------------------------------------------------


Commitments and contingencies

Stockholders' equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000
    shares authorized, 4,125,700 shares issued and outstanding                        99,368           99,368
Common stock and paid in capital, par value $1.00 per share, 100,000,000 shares authorized, 29,611,375 and 26,563,519 shares issued and
    outstanding in 2001 and 2000, respectively                                       710,875          630,932
Distributions in excess of net income                                               (218,465)        (214,731)
------------------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                                      591,778          515,569
------------------------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity                                  $   909,325      $   934,766
==================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               --------------------------------------------------

            For the three and six months ended June 30, 2001 and 2000
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                        Three             Three               Six                  Six
                                                       months            months             months               months
                                                        ended             ended              ended                ended
                                                       6/30/01           6/30/00            6/30/01              6/30/00
-------------------------------------------------------------------------------------------------------------------------

REVENUE
     Rental                                        $     29,586        $  28,349           $ 59,082             $ 56,679
     Gain on sales of real estate acquired for
         resale                                             161               --              2,089                   --
     Interest and other                                     179               92                320                  117
-------------------------------------------------------------------------------------------------------------------------

                                                         29,926           28,441             61,491               56,796
-------------------------------------------------------------------------------------------------------------------------

EXPENSES
     Interest                                             6,587            7,471             14,646               14,629
     Depreciation and amortization                        7,158            6,844             14,368               13,592
     General and administrative                           1,866            1,699              3,906                3,273
     Property                                               564              466              1,188                  981
     Other                                                  439               36              1,549                  146
-------------------------------------------------------------------------------------------------------------------------

                                                         16,614           16,516             35,657               32,621
-------------------------------------------------------------------------------------------------------------------------

Income from operations                                   13,312           11,925             25,834               24,175
Gain on sales of investment properties                      164              938              6,115                1,600
-------------------------------------------------------------------------------------------------------------------------

Net income                                               13,476           12,863             31,949               25,775
Preferred stock dividends                                (2,428)          (2,428)            (4,856)              (4,856)
-------------------------------------------------------------------------------------------------------------------------

Net income available to
     common stockholders                          $      11,048      $    10,435      $      27,093      $        20,919
=========================================================================================================================

Basic and diluted net income
     per common share                             $        0.39      $      0.39      $        0.98      $          0.78


         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            --------------------------------------------------------

                 For the six months ended June 30, 2001 and 2000
                             (dollars in thousands)
                                   (unaudited)

                                                                                    2001                 2000
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $ 31,949            $ 25,775
Adjustments to net income:
     Depreciation and amortization                                                    14,368              13,592
     Provision for impairment losses on properties held for sale                         530                  --
     Acquisition of real estate acquired for resale                                   (4,475)            (20,510)
     Proceeds from sales of real estate acquired for resale                           15,509                  --
     Gain on sales of real estate acquired for resale                                 (2,089)                 --
     Gain on sales of investment properties                                           (6,115)             (1,600)
     Change in assets and liabilities:
       Accounts receivable and other assets                                            2,294               1,114
       Accounts payable, accrued expenses and other liabilities                       (1,267)                304
--------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                                        50,704              18,675
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties                                          19,674               3,540
Acquisition of and additions to real estate                                          (14,438)            (25,452)
Increase in other assets                                                                  --                (150)
--------------------------------------------------------------------------------------------------------------------

     Net cash provided by (used in) investing activities                               5,236             (22,062)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit                                                       44,800              83,700
Payments under lines of credit                                                      (148,600)            (40,600)
Distributions to common stockholders                                                 (30,189)            (29,018)
Distributions to preferred stockholders                                               (2,974)             (4,856)
Proceeds from stock offerings, net of offering costs of
     $4,452 in 2001 and $35 in 2000                                                   77,558                 (35)
Repurchase of stock                                                                     (169)             (4,128)
Proceeds from other common stock issuances                                               999                  --
--------------------------------------------------------------------------------------------------------------------

     Net cash provided by (used in) financing activities                             (58,575)              5,063
--------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                  (2,635)              1,676
Cash and cash equivalents,  beginning of period                                        3,815                 773
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                            $  1,180           $   2,449
====================================================================================================================

For supplemental disclosures, see note 12.

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  June 30, 2001
                                   (Unaudited)

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

2. Accounting Policies and Procedures

Maintenance and Repairs. - Expenditures for maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

Principles of Consolidation. - The accompanying consolidated financial statements include the accounts of Realty Income, including Crest Net Lease, Inc. (Crest Net) and other entities for which we make operational and financial decisions (control), after elimination of all material intercompany balances and transaction.

Leases. - All leases are accounted for as operating leases. Under this method, lease payments are recognized as revenue on a straight-line basis over the lease term regardless of when the payments are due. We recognize contingent rent revenue from tenants only after the tenants exceed their sales breakpoint. Rental increases based upon changes in the consumer price indexes are recognized only after the changes in the indexes have occurred, and then applied according to the lease agreements.

During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements." ("SAB 101"). SAB 101 reflects the basic principles of revenue recognition in existing generally accepted accounting principles. The Company adopted SAB 101 during the first quarter of 2000, which had no effect on the Company's consolidated financial statements.

Provision for Impairment Losses. - We review long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment losses are measured as the amount which the current book value of the asset exceeds the fair value of the asset. If a property is held for sale, it is carried at the lower of cost or estimated fair value, less costs to sell. A provision for impairment losses of $200,000 was recorded in the three months ended June 30, 2001 and $530,000 was recorded for the six months ended June 30, 2001. No provision for impairment loss was recorded in 2000.

3. Investment in Subsidiary

In January 2000, we acquired 95% of the common stock of Crest Net Lease, all of which is non-voting and certain members of our management and Crest Net Lease management acquired 5% of the common stock, all of which is voting stock. In May 2001, we acquired the 5% of common stock of Crest Net Lease owned by certain members of our management and management of Crest Net Lease for $507,000. The acquisition of the 5% of common stock was accounted for under the purchase method of accounting. After this transaction, Realty Income owns 100% of the stock of Crest Net Lease. Crest Net Lease was created to buy, own and sell properties, primarily to buyers using tax-deferred exchanges, under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code").

4. Property Acquisitions

A. During the first six months of 2001, we invested $15.3 million in seven new retail properties and properties under development with an initial weighted average contractual lease rate of 11.6%. These seven properties are located in five states, will contain approximately 115,300 leasable square feet and are 100% leased, with an average initial lease term of 21.7 years.

During the first six months of 2000, we invested $16.8 million in three new retail properties and properties under development with an initial aggregate contractual lease rate of 10.5% and an average initial lease term of 13.2 years.

B. During the first six months of 2001, Crest Net Lease invested $4.5 million in four new retail properties and properties under development. During the first six months of 2000, Crest Net Lease invested $20.5 million in seven new retail properties.

5. Distributions Paid and Payable

A. Realty Income pays distributions monthly to our common stockholders. The following is a summary of the monthly cash distributions per common share for the six months ended June 30, 2001 and 2000. As of June 30, 2001, a distribution of $0.1875 per common share was declared (and was paid on July 16, 2001).

 Month                                          2001                    2000
 -------------------------------------------------------------------------------
 January                                       $0.18500               $0.18000
 February                                       0.18500                0.18000
 March                                          0.18500                0.18000
 April                                          0.18625                0.18125
 May                                            0.18625                0.18125
 June                                           0.18625                0.18125
 -------------------------------------------------------------------------------

 Total                                         $1.11375               $1.08375
 ===============================================================================

B. In May 1999, we issued 9 3/8% Class B cumulative redeemable preferred stock. Dividends on the Class B preferred stock are paid quarterly in arrears. During each of the first two quarters of 2001 and 2000, we declared a quarterly dividend of $0.5859 per share, to our Class B preferred stockholders, totaling $1.1718 per share. The 2001 second quarter dividend was paid on July 2, 2001.

C. In July 1999, we issued 9 1/2% Class C cumulative redeemable preferred stock. Dividends on the Class C preferred stock are paid monthly in arrears. During each of the first six months of 2001 and 2000, we declared a monthly dividend of $0.1979 per share to our Class C preferred stockholders, totaling $1.1874 per share. The June 2001 dividend was paid on July 2, 2001.

6. Gain on Sales of Real Estate Acquired for Resale

During the three months ended June 30, 2001, Crest Net Lease sold one property for $1.5 million. We recognized a gain of $161,000 on the sale of this property.

During the six months ended June 30, 2001, Crest Net Lease sold five properties for $15.5 million. We recognized a gain of $2.1 million on the sale of these properties.

7. Gain on Sales of Investment Properties

During the three months ended June 30, 2001, we sold three properties for $2.6 million and recognized a gain of $164,000. During the three months ended June 30, 2000, we sold five properties for $2.1 million and recognized a gain of $938,000.

During the six months ended June 30, 2001, we sold 13 properties for $19.7 million and recognized a gain of $6.1 million. During the six months ended June 30, 2000, we sold six properties for $3.5 million and recognized a gain of $1.6 million.

8. Net Income per Common Share

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation, for the three and six months ended June 30, 2001 and 2000:

                                                Three              Three               Six                Six
                                                Months            Months             Months             Months
                                                Ended              Ended              Ended              Ended
                                               6/30/01            6/30/00            6/30/01            6/30/00
 --------------------------------------------------------------------------------------------------------------------
 Weighted average shares used
    for  the basic net income per
    share computation                        28,393,227         26,703,319         27,507,539         26,759,355
 Incremental shares from the
    assumed exercise of stock
    options                                      75,765             14,673             57,961              9,488
  --------------------------------------------------------------------------------------------------------------------
 Adjusted weighted average shares
    used for diluted net income
    per share computation                    28,468,992         26,717,992         27,565,500         26,768,843
 ====================================================================================================================

For the three and six months ended June 30, 2001, no stock options were anti-dilutive.

For the three and six months ended June 30, 2000, 447,552 stock options that were anti-dilutive have been excluded from the incremental shares from the assumed exercise of stock options.

9. Acquisition Credit Facility

In April 2001, the expiration date on $180 million of our $200 million acquisition credit facility was extended one year to December 30, 2003. The remaining $20 million is scheduled to expire on December 30, 2002.

10. Stock Offering

In May 2001, we issued 2,950,000 shares of common stock at a price of $27.80 per share. The net proceeds of $77.6 million were used to repay borrowings under our $200 million acquisition credit facility and for other general corporate purposes.

11. Purchases of Realty Income Securities

In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common stock, preferred shares and senior debt securities. From January 2000 through June 2001, we have purchased $6.7 million of our securities.

During the first six months of 2001, we purchased 6,800 shares of our common stock at an average price of $24.82, for a total investment of $169,000. During the first six months of 2000, we purchased 181,000 shares of our common stock at an average price of $21.28 and 14,300 shares of our Class B preferred stock at an average price of $19.27, for a total investment of $4.1 million.

12. Supplemental Disclosure of Cash Flow Information

Interest paid during the first six months of 2001 and 2000 was $14.4 million and $13.6 million, respectively.

During the first six months of 2001 and 2000, interest of $187,000 and $724,000, respectively, was capitalized with respect to properties under development.

The following non-cash operating activity is included in the accompanying consolidated financial statements:

A. During the first six months of 2001, we issued 61,000 shares of common stock to officers and directors of the Company resulting in the following non-cash charges (in thousands):

         Other assets                                      $ 1,555
         Common stock and paid in capital                  $(1,555)

B. In the first six months of 2001, investment in properties resulted in an increase in buildings and other liabilities of $1.3 million.

C. In the first six months of 2001, provision for impairment losses were recorded to reduce the net carrying value of two properties held for sale in 2001. This resulted in the following non-cash charges (in thousands):

         Land and building                                 $  (530)
         Other expenses                                    $   530

D. In May 2001, the acquisition of the 5% of Crest Net Lease common stock not previously owned by Realty Income resulted in the following non-cash charges (in thousands):

         Accounts receivable                               $  (450)
         Accounts payable and accrued expenses             $   450

13. Segment Information

We evaluate performance and make resource allocation decisions on a property by property basis. For financial reporting purposes, we have grouped our tenants into 12 reportable segments based upon the business the tenants are in, except for properties owned by Crest Net Lease that are grouped in a separate segment. The Crest Net Lease segment is included in "other non-reportable segments". All of the properties have been acquired separately and are incorporated into one of the applicable segments. Revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of June 30, 2001 (dollars in thousands):


                                                     Three             Three              Six              Six
                                                    Months            Months            Months            Months
                                                     Ended             Ended             Ended            Ended
Revenue for the:                                    6/30/01           6/30/00           6/30/01          6/30/00
                                               ----------------------------------------------------------------------
Segment rental revenue:
  Apparel                                             $ 700            $ 700             $1,400           $1,400
  Automotive parts                                    2,439            2,311              4,920            4,721
  Automotive service                                  1,754            1,724              3,488            3,426
  Child care                                          7,036            6,848             13,892           13,776
  Consumer electronics                                1,232            1,452              2,469            2,903
  Convenience stores                                  2,529            2,466              5,044            4,925
  Health and fitness                                  1,027              652              2,014            1,044
  Home furnishings                                    1,784            1,692              3,571            3,308
  Home improvement                                      393              650                783            1,480
  Restaurants                                         3,354            3,471              6,803            7,005
  Theaters                                            1,302              602              2,604            1,203
  Video rental                                        1,111            1,128              2,244            2,258
  Other non-reportable segments                       4,925            4,653              9,850            9,230
Reconciling items:
  Gain on sales of real estate  acquired  for
     resale                                             161               --              2,089               --
  Interest and other                                    179               92                320              117
---------------------------------------------------------------------------------------------------------------------

Total revenue                                      $ 29,926         $ 28,441           $ 61,491         $ 56,796
=====================================================================================================================


                                                                                          Assets
                                                                      -----------------------------------------------
As of:                                                                   June 30, 2001         December 31, 2000
                                                                      -----------------------------------------------
Segment net real estate:
  Apparel                                                                    $ 23,833                 $ 24,217
  Automotive parts                                                             73,625                   74,487
  Automotive service                                                           46,876                   47,603
  Child care                                                                  146,484                  149,838
  Consumer electronics                                                         40,268                   40,820
  Convenience stores                                                           82,722                   81,639
  Health and fitness                                                           42,827                   34,918
  Home furnishings                                                             69,392                   70,140
  Home improvement                                                             27,661                   31,687
  Restaurants                                                                  77,573                   82,402
  Theaters                                                                     47,648                   48,003
  Video rental                                                                 39,014                   39,598
  Other non-reportable segments                                               155,311                  168,926
---------------------------------------------------------------------------------------------------------------------

  Total segment net real estate                                               873,234                  894,278
Non-real estate assets                                                         36,091                   40,488
---------------------------------------------------------------------------------------------------------------------

Total assets                                                                 $909,325                 $934,766
=====================================================================================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------


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

                                   THE COMPANY

Realty Income Corporation, "The Monthly Dividend Company", a Maryland corporation ("Realty Income", the "Company", "our" or "we") was organized to operate as an equity real estate investment trust ("REIT"). Our primary business objective is to generate dependable monthly distributions from a consistent and predictable level of funds from operations ("FFO") per share. Additionally, we seek to increase distributions to common stockholders and FFO per share through both active portfolio management and the acquisition of additional properties.

We are a fully integrated, self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. As of June 30, 2001, we owned a diversified portfolio:

o Of 1,062 retail properties located in 46 states;
o With over 8.9 million square feet of leasable space;
o Leased to 72 different retail chains; and
o Doing business in 23 separate retail industries.

Of the 1,062 properties in the portfolio, 1,057 are single-tenant retail properties with the remainder being multi-tenant properties. In addition, as of June 30, 2001, our subsidiary, Crest Net Lease, owned six retail properties located in five states that will contain approximately 112,300 square feet of leasable space. These six properties, which are held for sale, are 100% leased.

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


                               RECENT DEVELOPMENTS

Issuance of Common Stock. In May 2001, we issued 2,950,000 shares of common stock at a price of $27.80 per share. The net proceeds of $77.6 million were used to repay borrowings under our $200 million acquisition credit facility and for other general corporate purposes.

Property Dispositions. During the first six months of 2001, we sold 13 properties for $19.7 million and recognized a gain on sales of $6.1 million. The 13 properties consisted of seven restaurants, three home improvement stores, one home furnishing store, one automotive parts store and one child day care property. The proceeds from the sale of these properties were used to repay outstanding indebtedness on our $200 million credit facility and invested in new properties and properties under development. The objective of our disposition program is to sell properties when we believe the reinvestment of the net sales proceeds can generate higher returns, enhance the credit quality of our real estate portfolio and/or increase the average lease term.

Acquisition of Properties During the First Six Months of 2001. During the first six months of 2001, we invested $15.3 million in seven new properties and properties under development with an initial weighted average contractual capitalization rate of 11.6%. The new properties are 100% leased with an initial average lease length of 21.7 years and will contain approximately 115,000 leasable square feet.

During the first six months of 2001, we capitalized $226,000 for re-leasing costs and $245,000 for building improvements on existing properties in our portfolio.

Credit Facility Extension. In April 2001, the expiration date on $180 million of our $200 million acquisition credit facility was extended one year to December 2003. The remaining $20 million is scheduled to expire in December 2002.

Increase in Monthly Distributions to Common Shareholders. Monthly distributions per share were increased $0.00125 in January 2001 to $0.185, in April 2001 to $0.18625 and in July 2001 to $0.1875. The increase in July was our 15th consecutive quarterly increase. We continue our 32-year policy of paying distributions monthly. During the first six months of 2001, we paid three distributions of $0.185 per share and three distributions of $0.18625, totaling $1.11375 per share. In June and July 2001, we declared distributions of $0.1875 per share, which were paid on July 16, 2001 and payable on August 15, 2001, respectively. The monthly distribution of $0.1875 per share represents a current annualized distribution of $2.25 per share, and an annualized distribution yield of approximately 7.7% based on the last reported sale price of the Company's Common Stock on the NYSE of $29.38 on August 10, 2001. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that the current level of distributions will be maintained by the Company, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be for any future period.

Crest Net Lease. During the first six months of 2001, Crest Net Lease sold five properties from its inventory for $15.5 million and we recorded a gain on sales of $2.1 million. Crest Net Lease also invested $4.5 million in four new properties and properties under development. At the end of the second quarter, Crest Net Lease carried an inventory of $13.8 million, which is included in real estate held for sale. The contribution, if any, to our FFO by Crest Net Lease will depend on the timing and the number of property sales achieved, if any, in any given quarter. During the first six months of 2001, Crest Net Lease generated $1.3 million in funds from operations for us.

In order to comply with the Internal Revenue Code (the "Code") in force at the inception of Crest Net Lease, 5% of the common stock of Crest Net Lease, which represented 100% of the voting stock, was not owned by the Company. Effective for 2001, the Code was modified to allow a REIT to own 100% of the voting stock of a corporation that elects and qualifies with the REIT to be treated as a taxable REIT subsidiary. As a result of the change in the Code, in May 2001 we acquired the 5% of Crest Net Lease's common stock owned by certain members of our management and the management of Crest Net Lease for $507,000. The acquisition of the 5% of common stock was accounted for under the purchase method of accounting. The disinterested members of our board of directors approved this transaction. Crest Net Lease originally issued this stock for $450,000. Realty Income also received rights to the undistributed earnings on the stock, which totaled $81,200. After this transaction, Realty Income owns 100% of Crest Net Lease's stock.

Share Repurchase Activity. We regularly review our investment options to determine the best use of our capital. From time to time during the first six months of 2001, we concluded our share price justified repurchasing shares since this provided the highest return on our investment capital. During the six months ended June 30, 2001, we invested $169,000 to repurchase 6,800 shares of our common stock at an average price of $24.82 per share. From January 2000 through June 2001, we have purchased $6.7 million of our securities.

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

Realty Income had 50 employees as of August 10, 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves. Realty Income is organized for the purpose of operating as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At June 30, 2001, we had cash and cash equivalents totaling $1.2 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facilities.

Capital Funding. We have a $200 million, three-year revolving, unsecured acquisition credit facility, of which $180 million expires in December 2003 and $20 million expires in December 2002. We also have a $25 million, three-year revolving, unsecured credit facility that expires in February 2003. The credit facilities currently bear interest at 1.225% over the London Interbank Offered Rate, or LIBOR, and offer us other interest rate options. As of August 10, 2001, borrowing capacity of $162.7 million was available on our credit facilities. At that time, the outstanding balance on the credit facilities was $62.3 million with an effective interest rate of 5.0%.

These credit facilities have been and are expected to be used to acquire additional retail properties leased to national and regional retail chains under long-term lease agreements. Any additional borrowings will increase our exposure to interest rate risk.

In May 2001, we issued 2,950,000 shares of common stock at a price of $27.80 per share. The net proceeds of $77.6 million were used to repay borrowings under our $200 million acquisition credit facility and for other general corporate purposes.

In June 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $409.2 million in value of common stock, preferred stock and debt securities. Through August 10, 2001, we have issued $116.5 million of common stock, preferred stock and debt securities under the universal shelf registration statement.

We believe that our stockholders are best served by a conservative capital structure. As of August 10, 2001, our total outstanding credit facility borrowings and outstanding notes were $292.3 million or approximately 23.1% of our total market capitalization of $1.3 billion. We define our total market capitalization as the:

o Shares of our common stock outstanding multiplied by the last reported sales price of the common stock on the NYSE on August 10, 2001 of $29.38 per share;
o Plus the liquidation value of the Class B Preferred Stock;
o Plus the liquidation value of the Class C Preferred Stock; and plus
o The outstanding borrowings on the credit facilities and outstanding notes at August 10, 2001.

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and investment grade, long-term, unsecured notes. We believe that the Company should have the majority of its future issuances of securities be in the form of common stock. However, we may issue additional preferred stock or notes from time to time. We will issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be invested on an accretive basis into additional properties. In addition, we may issue common stock to pay down our notes or credit facilities. We seek to maintain a conservative debt level on our balance sheet, which should result in solid interest and fixed charge coverage ratios.

We received investment grade corporate credit ratings on our senior unsecured notes from Fitch IBCA Duff & Phelps; Moody's Investor Service, Inc.; and Standard & Poor's Rating Group in December 1996. Currently, Fitch IBCA Duff & Phelps has assigned a rating of BBB, Moody's has assigned a rating of Baa3, and Standard & Poor's has assigned a rating of BBB- to our senior notes. These ratings could change based upon, among other things, our results of operations and financial condition.

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

The July 2001 distribution of $0.1875 per common share represents a current annualized distribution of $2.25 per share, and an annualized distribution yield of approximately 7.7% based on the last reported sale price of $29.38 of our common stock, on the NYSE on August 10, 2001. In order to maintain our tax status as a REIT for federal income tax purposes, we are generally required to distribute dividends to our stockholders aggregating annually at least 90% (95% prior to 2001) of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains). In 2000, our distributions totaled approximately 119.0% of our REIT taxable income. We intend to continue to make distributions to our stockholders that are sufficient to meet this requirement.

Future distributions by us will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code, our debt service requirements and other factors as the Board of Directors may deem relevant. In addition, our credit facilities contain financial covenants that could limit the amount of distributions payable by us in the event of a deterioration in the results of operations or financial condition of the Company, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facilities.


                          FUNDS FROM OPERATIONS ("FFO")

For the second quarter of 2001, FFO increased by $1.9 million or 11.7% to $18.2 million versus $16.3 million during the second quarter of 2000. The following is a reconciliation of net income available to common stockholders to FFO, and information regarding distributions paid and diluted weighted average number of common shares outstanding for the second quarter of 2001 and 2000 (dollars in thousands):

     Three months ended June 30,                                               2001                 2000
     ---------------------------------------------------------------------------------------------------------
     Net income available to common stockholders                        $       11,048       $       10,435
     Plus:
       Depreciation and amortization                                             7,158                6,844
       Provision for impairment loss on
           a property held for sale                                                200                   --
     Less:
       Depreciation of furniture, fixtures and equipment                           (28)                 (35)
       Gain on sales of investment properties                                     (164)                (938)
     ---------------------------------------------------------------------------------------------------------

     Total funds from operations                                        $       18,214       $       16,306
     =========================================================================================================

     Distributions paid to common stockholders                          $       15,419       $       14,534
     FFO in excess of distributions to common stockholders              $        2,795       $        1,772
     Diluted weighted average number of
        common shares outstanding                                           28,468,992           26,717,992

For the first six months of 2001, FFO increased by $3.0 million or 9.1% to $35.8 million versus $32.8 million during the first six months of 2000. The following is a reconciliation of net income available to common stockholders to FFO, and information regarding distributions paid and diluted weighted average number of common shares outstanding for the first six months of 2001 and 2000 (dollars in thousands):

     Six months ended June 30,                                                 2001                 2000
     ---------------------------------------------------------------------------------------------------------
     Net income available to common stockholders                        $       27,093       $       20,919
     Plus:
       Depreciation and amortization                                            14,368               13,592
       Provision for impairment losses on
           properties held for sale                                                530                   --
     Less:
       Depreciation of furniture, fixtures and equipment                           (56)                 (68)
       Gain on sales of investment properties                                   (6,115)              (1,600)
     ---------------------------------------------------------------------------------------------------------

     Total funds from operations                                        $       35,820       $       32,843
     =========================================================================================================

     Distributions paid to common stockholders                          $       30,189       $       29,018
     FFO in excess of distributions to common stockholders              $        5,631       $        3,825
     Diluted weighted average number of common shares outstanding           27,565,500           26,768,843

We define FFO as net income available to common stockholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of investment property and provisions for impairment and (ii) extraordinary items.

The following is a reconciliation of FFO to adjusted FFO for the three months ended June 30, 2001 and 2000. The adjustments are for non-cash items and capitalized expenditures on existing properties in our portfolio (dollars in thousands):

     Three months ended June 30,                                               2001                 2000
     ---------------------------------------------------------------------------------------------------------
     Funds from operations                                              $       18,214       $       16,306
     Plus:
       Amortization of settlements on
           treasury lock agreements                                                189                  189
       Amortization of deferred financing costs                                    273                  268
       Amortization of stock compensation                                           78                   48
     Less:
       Capitalized leasing costs and commissions                                  (101)                 (67)
       Capitalized building improvements                                           (66)                   -
       Straight line rent                                                          (97)                (127)
     ---------------------------------------------------------------------------------------------------------

     Total adjusted funds from operations                               $       18,490       $       16,617
     =========================================================================================================

The following is a reconciliation of FFO to adjusted FFO for the six months ended June 30, 2001 and 2000. The adjustments are for non-cash items and capitalized expenditures on existing properties in our portfolio (dollars in thousands):

     Six months ended June 30,                                                 2001                 2000
     ---------------------------------------------------------------------------------------------------------
     Funds from operations                                              $       35,820       $       32,843
     Plus:
       Amortization of settlements on
           treasury lock agreements                                                378                  378
       Amortization of deferred financing costs                                    557                  532
       Amortization of stock compensation                                          145                   88
     Less:
       Capitalized leasing costs and commissions                                  (226)                 (95)
       Capitalized building improvements                                          (245)                 (44)
       Straight line rent                                                         (123)                (193)
     ---------------------------------------------------------------------------------------------------------

     Total adjusted funds from operations                               $       36,306       $       33,509
     =========================================================================================================

We consider FFO and adjusted FFO to be appropriate measures of the performance of equity REITs. Financial analysts use FFO and adjusted FFO in evaluating REITs and FFO and adjusted FFO can be a way to measure a REIT's ability to make cash distribution payments. Presentation of this information allows the reader to compare the performance of different REITs, although it should be noted that not all REITs calculate FFO and adjusted FFO the same way so comparisons with other REITs may not be meaningful.

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


                              RESULTS OF OPERATIONS

The following is a comparison of our results of operations for the three and six months ended June 30, 2001 to the three and six months ended June 30, 2000.

Revenue

Rental revenue was $29.6 million for the second quarter of 2001 versus $28.3 million for the comparable quarter of 2000, an increase of 4.6% or $1.3 million. The increase in rental revenue was primarily due to the acquisition of properties during 2000 and the first six months of 2001. Included in rental revenue for the second quarter of 2001 and 2000 is $351,000 and $28,000, respectively, from properties owned by Crest Net Lease. Properties owned by Crest Net Lease are held for sale.

Rental revenue was $59.1 million for the first six months of 2001 versus $56.7 million for the comparable period of 2000, an increase of 4.2% or $2.4 million. The increase in rental revenue was primarily due to the acquisition of properties during 2000 and the first six months of 2001. Included in rental revenue for 2001 and 2000 is $779,000 and $28,000, respectively, from properties owned by Crest Net Lease. Properties owned by Crest Net Lease are held for sale.

Of the 1,062 properties in the portfolio as of June 30, 2001, 1,057 are single-tenant properties with the remaining properties being multi-tenant properties. Of the 1,057 single-tenant properties, 1,034, or 97.8%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 9.4 years. Weighted average lease term is based upon base rent as of June 30, 2001. Of our 1,034 leased single-tenant properties, 1,025 or 99.1% were under leases that provide for increases in rents through:

o Base rent increases tied to a consumer price index with adjustment ceilings;
o Overage rent based on a percentage of the tenants' gross sales; or
o Fixed increases.

Some leases contain more than one of these clauses. Percentage rent, which is included in rental revenue during the second quarter of 2001 and 2000, was $87,000 and $77,000, respectively. Percentage rent, which is included in rental revenue during the first six months of 2001 and 2000, was $206,000 and $383,000, respectively. Same store rents generated on 997 properties leased during all of both the second quarter of 2001 and 2000 increased by 2.6%, to $26.33 million from $25.67 million. Same store rents generated on the same 997 properties leased during all of both the first six months of 2001 and 2000 increased by 2.0%, to $52.61 million from $51.60 million.

Many of our leases call for rent increases every five years. Over the past four years we have acquired approximately $517.9 million in new properties that represent approximately 48% of our total portfolio, excluding properties held for sale. Many of these properties are due to generate their initial rent increases during 2002 to 2004. As such, we believe our same store rent growth is likely to increase with the onset of rent increases from the newer properties over the next few years.

Our portfolio of retail real estate owned under net leases continues to perform well and provide dependable lease revenue supporting the payment of monthly dividends. As of June 30, 2001, our portfolio of 1,062 retail properties was 97.8% leased with 23 properties available for lease.

Of the 23 properties not leased at June 30, 2001, one location has been sold and transactions to lease or sell 6 properties were underway or completed as of July 31, 2001. We anticipate these transactions to be completed during the third and fourth quarters of 2001; although we cannot guarantee that all of these properties can be sold or leased within this period.

During the last six months, we made progress in the re-lease of the 21 properties formerly occupied by Flooring America that became vacant during the third quarter of 2000. As of July 31, 2001, transactions were underway or completed on 16 of the 21 properties. The Flooring America stores are generally in retail locations that lend themselves to a wide variety of retail uses. In addition, the rents previously received on these properties were mainly at prevailing market rents. We believe we will complete the re-leasing of the remaining five properties and the transactions underway during 2001; however, we cannot guarantee you that this will occur.

During the second quarter of 2001, Crest Net Lease sold one property for $1.5 million and we recognized a gain on the sale on real estate acquired for sale of $161,000, before income taxes. During the first six months of 2001, Crest Net Lease sold five properties for $15.5 million and we recognized a gain on the sale on real estate acquired for sale of $2.1 million, before income taxes. Crest Net did not sell any properties during the first six months of 2000.

As of June 30, 2001, Crest Net Lease had $13.8 million invested in six properties held for sale. It is Crest Net Lease's intent to carry an average inventory of between $20 to $25 million in real estate on an ongoing basis. Crest Net generates an earnings spread on the differential between the lease payments it receives and the cost of capital used to acquire the properties. It is our belief that at this level of inventory, these earnings will more than cover the ongoing operating expenses of Crest Net.

Expenses

The following is a summary of the five components of interest expense for the three months ended June 30, 2001 and 2000 (dollars in thousands):

Three months ended June 30,                                              2001             2000          Net Change
----------------------------------------------------------------------------------------------------------------------
Interest on outstanding loans and notes                                $  6,108         $   7,253       $   (1,145)
Amortization of settlements on treasury lock agreements                     189               189               --
Credit facility commitment fees                                             128               128               --
Amortization of credit facility origination costs and deferred
  bond financing costs                                                      273               268                5
Interest capitalized                                                       (111)             (367)             256
----------------------------------------------------------------------------------------------------------------------

Interest expense                                                       $  6,587         $   7,471       $     (884)
======================================================================================================================

Credit facility and notes outstanding (dollars in thousands)

Three months ended June 30,                                              2001             2000          Net Change
----------------------------------------------------------------------------------------------------------------------
Average outstanding balances                                           $326,148         $ 372,509        $ (46,361)
Average interest rates                                                     7.51%             7.83%           (0.32)%

Interest on outstanding loans and notes decreased by $1.1 million in the second quarter of 2001 as compared to the second quarter of 2000. The decrease was primarily due to a decrease of $46.4 million in the average outstanding balances. During the first six months of 2001, the Federal Reserve decreased the federal funds rate six times by a total of 275 basis points. Correspondingly, the average borrowing rate on our credit facilities has declined during the same period. As of June 30, 2001, the average interest rate on our credit facility borrowings of $70.2 million was 5.13%, the average interest rates on our notes payable of $230 million was 7.99%, and the average interest rate on our combined outstanding credit facilities and notes of $300.2 million was 7.32%.

The following is a summary of the five components of interest expense for the first six months of 2001 and 2000 (dollars in thousands):

Six months ended June 30,                                                2001             2000          Net Change
----------------------------------------------------------------------------------------------------------------------
Interest on outstanding loans and notes                                $ 13,641          $ 14,192         $   (551)
Amortization of settlements on treasury lock agreements                     378               378               --
Credit facility commitment fees                                             257               251                6
Amortization of credit facility origination costs and deferred
  bond financing costs                                                     557               532               25
Interest capitalized                                                       (187)             (724)             537
------------------------------------------------------------------------------------------------------------------------

Interest expense                                                      $  14,646          $ 14,629        $      17
======================================================================================================================

Credit facility and notes outstanding (dollars in thousands)
                                                                         2001             2000          Net Change

Six months ended June 30,
----------------------------------------------------------------------------------------------------------------------
                                                                         $357,023          $365,517       $  (8,494)
Average outstanding balances
Average interest rates                                                      7.71%             7.81%           (0.10)%

Interest on outstanding loans and notes was $551,000 lower in the first six months of 2001 as compared to the first six months of 2000. The decrease was primarily due to a decrease of $8.5 million in the average outstanding balances.

Our debt service coverage ratio for the six months ended June 30, 2001 and 2000 was 3.9 times and 3.6 times, respectively. Debt service coverage ratio is calculated as follows: earnings (income from operations) before interest, taxes, provisions for impairment losses on depreciable real estate, and depreciation and amortization (EBITDA) divided by interest expense. Our EBITDA for the six months ended June 30, 2001 and 2000 was $56.4 million and $52.5 million, respectively. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Depreciation and amortization was $7.2 million in the second quarter of 2001 versus $6.8 million in the second quarter of 2000. Depreciation and amortization was $14.4 million in the first six months of 2001 versus $13.6 million in the first quarter of 2000. The increase in 2001 was primarily due to the acquisition of properties during 2000 and 2001.

General and administrative expenses increased by $167,000 to $1.9 million in the second quarter of 2001 versus $1.7 million in the second quarter of 2000. Included in general and administrative expenses for 2001 and 2000 are $74,000 and $127,000, respectively, of expenses attributable to Crest Net Lease. Excluding the Crest Net expenses, general and administrative expenses as a percentage of revenue were 6.0% in the second quarter of 2001 as compared to 5.5% in 2000. General and administrative expenses, excluding expenses attributable to Crest Net, increased primarily due to increases in the costs of living, which includes increases in payroll costs.

General and administrative expenses increased by $633,000 to $3.9 million in the first six months of 2001 versus $3.3 million in the first six months of 2000. Included in general and administrative expenses for 2001 and 2000 are $332,000 and $127,000, respectively, of expenses attributable to Crest Net Lease. Excluding the Crest Net expenses, general and administrative expenses as a percentage of revenue were 5.8% in the first six months of 2001 as compared to 5.5% in 2000. General and administrative expenses, excluding expenses attributable to Crest Net, increased primarily due to increases in the costs of living, which includes increases in payroll costs.

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At June 30, 2001, 23 properties were available for lease, as compared to 25 at December 31, 2000 and 16 at June 30, 2000.

Property expenses were $564,000 in the second quarter of 2001 and $466,000 in second quarter of 2000. The $98,000 increase in property expenses is primarily attributable to an increase in portfolio property insurance and costs associated with properties available for lease.

Property expenses were $1.2 million in the first six months of 2001 and $1.0 million in the first six months of 2000. The $207,000 increase in property expenses is primarily attributable to an increase in portfolio property insurance and costs associated with properties available for lease.

Other expenses increased $403,000 to $439,000 in the second quarter of 2001 versus $36,000 in the second quarter of 2000. The increase in 2001 is primarily attributable to an increase in Crest Net Lease income taxes of $202,000 and a $200,000 provision for impairment on depreciable real estate. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The following is a summary of our other expenses for the three months ended June 30, 2001 and 2000 (dollars in thousands):

Three months ended June 30,                                              2001             2000          Net Change
----------------------------------------------------------------------------------------------------------------------
Realty Income's state and local income taxes                            $   113            $  112          $     1
Crest Net Lease's income taxes (benefit)                                    126               (76)             202
Provision for impairment on depreciable real estate                         200                --              200
----------------------------------------------------------------------------------------------------------------------

Other expense                                                           $   439            $   36          $   403
======================================================================================================================

Other expenses increased $1.4 million to $1.5 million in the first six months of 2001 versus $146,000 in the first six months of 2000. The increase in 2001 is primarily attributable to an increase in Crest Net Lease income taxes of $859,000 and $530,000 of provisions for impairment on depreciable real estate. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The following is a summary of our other expenses for the first six months of 2001 and 2000 (dollars in thousands):

Six months ended June 30,                                                2001             2000          Net Change
----------------------------------------------------------------------------------------------------------------------
Realty Income's state and local income taxes                           $    236            $  222       $       14
Crest Net Lease's income taxes (benefit)                                    783               (76)             859
Provisions for impairment on depreciable real estate                        530                --              530
----------------------------------------------------------------------------------------------------------------------

Other expense                                                          $  1,549            $  146       $    1,403
======================================================================================================================

During the second quarter of 2001, we sold three investment properties for a total of $2.6 million and recognized a gain of $164,000. During the second quarter of 2000, we sold five investment properties for $2.1 million and recognized a gain of $938,000.

During the first six months of 2001, we sold 13 investment properties for a total of $19.7 million and recognized a gain of $6.1 million. During the first six months of 2000, we sold six investment properties for $3.5 million and recognized a gain of $1.6 million.

We have an active portfolio management program that incorporates the sale of properties when we believe the reinvestment of the net sales proceeds can generate higher returns, enhance the credit quality of our real estate portfolio or increase the average lease term. As of June 30, 2001, we classified real estate with a carrying amount of $15.7 million as held for sale. Additionally, we anticipate selling properties from our investment portfolio, which have not yet been specifically identified. We anticipate we will receive up to $50 million in proceeds from the sale of properties during the next 12 months. We intend to invest these proceeds into new properties.

We declared preferred stock dividends of $2.4 million during both the second quarters of 2001 and 2000. We declared preferred stock dividends of $4.9 million during both the first six months of 2001 and 2000.


Net Income

Net income available to common stockholders was $11.0 million and $10.4 million, respectively in the second quarter of 2001 and 2000, an increase of $613,000 or 5.8%. Net income available to common stockholders was $27.1 million and $20.9 million, respectively for the first six months of 2001 and 2000, an increase of $6.2 million or 29.7%.

The calculation to determine net income available to common stockholders includes gains and losses from the sale of investment properties. The amount of gains and losses vary from period to period based on the timing of property sales and can significantly impact net income available to common stockholders. The gain recognized from property sales during the first six months of 2001 was $4.5 million greater than the gain recognized from property sales during the first six months of 2000. PROPERTIES

As of June 30, 2001, we owned a diversified portfolio of 1,062 properties located in 46 states with over 8.9 million square feet of leasable space. In addition to our real estate portfolio, our subsidiary Crest Net Lease owned six properties. Our portfolio of retail properties is leased to 72 retail chains doing business in 23 retail industries. At June 30, 2001, 1,034 or 97.4% of the 1,062 properties were leased under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance plus, typically, future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenant's gross sales above a specified level.

Our net-leased retail properties are primarily leased to regional and national retail chain store operators. The average leasable retail space of the 1,062 properties is approximately 8,400 square feet on approximately 60,900 square feet of land. Generally, buildings are single-story properties with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts, adequate access and proximity to a sufficient population base to constitute a suitable market or trade area for the retailer's business.

The following table sets forth rental revenue from our properties classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue.

                                   Percentage of
                                  Annualized Rent                   Percentage of Historical Rental Revenue
                                       as of                           For the Years Ended December 31(1),
                                                       ---------------------------------------------------------------------
                                     June 30,
Industry                            2001(1)(2)             2000       1999        1998         1997       1996       1995
----------------------------------------------------------------------------------------------------------------------------
Apparel Stores                          2.3%                2.4%       3.8%        4.1%         0.7%         --%       --%
Automotive Parts                        8.5                 8.3        8.6         7.8          9.1        10.5       11.4
Automotive Service                      5.9                 5.8        6.6         7.5          6.4         4.8        3.7
Book Stores                             0.5                 0.5        0.5         0.6          0.5        --         --
Business Services                       0.1                 0.1        0.1           *         --          --         --
Child Care                             23.9                24.7       25.3        29.2         35.9        42.0       45.6
Consumer Electronics                    4.2                 4.9        4.4         5.4          6.5         0.9       --
Convenience Stores                      8.5                 8.4        7.2         6.1          5.5         4.6        2.4
Craft and Novelty                       0.4                 0.4        0.4           *         --          --         --
Drug Stores                             0.2                 0.2        0.2         0.1         --          --         --
Entertainment                           2.0                 2.0        1.2          --         --          --         --
General Merchandise                     0.6                 0.6        0.6           *         --          --         --
Grocery Stores                          0.6                 0.6        0.5           *         --          --         --
Health and Fitness                      4.6                 2.4        0.6         0.1         --          --         --
Home Furnishings                        6.0                 5.8        6.5         7.8          5.6         4.4        2.9
Home Improvement                        1.3                 2.0        3.6           *         --          --         --
Office Supplies                         2.1                 2.3        2.6         3.0          1.7        --         --
Pet Supplies and Services               1.4                 1.5        1.1         0.6          0.2        --         --
Private Education                       1.5                 1.4        1.2         0.9         --          --         --
Restaurants                            11.5                12.3       13.3        16.2         19.8        24.4       24.7
Shoe Stores                             0.7                 0.8        1.1         0.8          0.2        --         --
Theaters                                4.4                 2.7        0.6          --         --          --         --
Video Rental                            3.7                 3.9        4.3         3.8          0.6        --         --
Other                                   5.1                 6.0        5.7         6.0          7.3         8.4        9.3
----------------------------------------------------------------------------------------------------------------------------

Totals                                100.0%              100.0%     100.0%      100.0%       100.0%      100.0%     100.0%
============================================================================================================================


* Less than 0.1%

(1) This table does not include properties owned by Crest Net Lease, which are held for sale. Crest Net Lease is a subsidiary of Realty Income Corporation.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of June 30, 2001 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.8 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

Of the 1,062 properties in the portfolio at June 30, 2001, 1,057 were single-tenant properties with the remaining properties being multi-tenant properties. As of June 30, 2001, 1,034 of the 1,057 single-tenant properties, or 97.8%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 9.4 years.

The following table sets forth certain information regarding the timing of the lease term expirations (excluding extension options) on our 1,034 net leased, single-tenant retail properties as of June 30, 2001 (dollars in thousands):

                                     Number of                   Annualized                 Percent of
           Year                  Leases Expiring(1)              Rent(1)(2)               Annualized Rent
----------------------------------------------------------------------------------------------------------------
           2001                            73                   $    5,487                       4.8%
           2002                            81                        6,658                       5.9
           2003                            73                        6,158                       5.4
           2004                           117                        9,980                       8.8
           2005                            84                        6,517                       5.7
           2006                            28                        2,567                       2.3
           2007                            93                        6,385                       5.6
           2008                            66                        5,844                       5.2
           2009                            29                        2,521                       2.2
           2010                            45                        3,880                       3.4
           2011                            38                        5,712                       5.0
           2012                            47                        5,531                       4.9
           2013                            74                       12,700                      11.2
           2014                            39                        6,643                       5.9
           2015                            37                        4,349                       3.8
           2016                            13                        1,390                       1.2
           2017                            11                        4,130                       3.6
           2018                            16                        1,626                       1.4
           2019                            50                        8,705                       7.7
           2020                             9                        2,920                       2.6
           2021                             4                        1,666                       1.5
           2023                             1                          159                       0.1
           2026                             2                          372                       0.3
           2033                             2                        1,118                       1.0
           2034                             2                          570                       0.5
----------------------------------------------------------------------------------------------------------------

          Totals                        1,034                   $  113,588                     100.0%
================================================================================================================


(1) This table does not include five multi-tenant properties and 23 vacant, unleased single-tenant properties owned by the Company and six properties owned by Crest Net Lease. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of June 30, 2001 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.8 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table sets forth certain state-by-state information regarding Realty Income's property portfolio as of June 30, 2001 (dollars in thousands).

                                                         Approximate
                          Number of      Percent          Leasable             Annualized          Percent of
State                   Properties(1)    Leased          Square Feet           Rent(1)(2)       Annualized Rent
------------------------------------------------------------------------------------------------------------------
Alabama                        9          100%              120,100           $          883            0.7%
Alaska                         1          100                69,100                      285            0.2
Arizona                       30           97               225,500                    3,491            2.9
Arkansas                       5          100                36,700                      614            0.5
California                    53          100               950,400                   13,320           11.2
Colorado                      44          100               267,600                    4,001            3.4
Connecticut                   10          100               223,800                    2,988            2.5
Delaware                       1          100                 5,400                       72            0.1
Florida                       87           90             1,003,100                   12,526           10.5
Georgia                       62           97               445,600                    6,107            5.1
Idaho                         11          100                52,000                      760            0.6
Illinois                      35          100               259,100                    3,744            3.2
Indiana                       29           97               170,400                    2,195            1.8
Iowa                          10          100                67,900                      701            0.6
Kansas                        22          100               235,600                    2,601            2.2
Kentucky                      13          100                43,500                    1,112            0.9
Louisiana                      5          100                39,600                      508            0.4
Maryland                       8          100                48,300                      751            0.6
Massachusetts                  8          100                53,900                    1,106            0.9
Michigan                      10          100                68,100                      988            0.8
Minnesota                     25           96               261,500                    2,568            2.2
Mississippi                   16          100               152,100                    1,293            1.1
Missouri                      33          100               204,700                    2,598            2.2
Montana                        2          100                30,000                      287            0.2
Nebraska                       9          100                87,100                    1,106            0.9
Nevada                         6          100                81,300                    1,257            1.1
New Hampshire                  1          100                 6,400                      133            0.1
New Jersey                     4          100                45,400                      818            0.7
New Mexico                     5           80                46,000                      183            0.2
New York                      20          100               253,300                    4,850            4.1
North Carolina                32          100               166,300                    3,049            2.6
North Dakota                   1          100                22,000                       65            0.1
Ohio                          66          100               377,000                    5,528            4.6
Oklahoma                      17           94               102,200                    1,249            1.1
Oregon                        18          100               206,000                    2,010            1.7
Pennsylvania                  23          100               168,300                    2,302            1.9
South Carolina                48          100               147,000                    4,007            3.4
South Dakota                   2          100                12,600                      175            0.2
Tennessee                     26           96               226,900                    2,835            2.4
Texas                        153           96             1,172,700                   12,967           10.9
Utah                           7          100                45,400                      638            0.5
Virginia                      29          100               259,100                    4,606            3.9
Washington                    42          100               274,500                    3,347            2.8
West Virginia                  2          100                16,800                      160            0.1
Wisconsin                     18          100               167,700                    2,067            1.7
Wyoming                        4          100                20,100                      264            0.2
------------------------------------------------------------------------------------------------------------------
Totals/Average             1,062            98%           8,938,100           $      119,115           100.0%
==================================================================================================================


(1) This table does not include six properties owned by Crest Net Lease which are held for sale. Crest Net Lease is a subsidiary of Realty Income Corporation.


(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of June 30, 2001 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.8 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table sets forth certain information regarding the properties owned by Realty Income as of June 30, 2001, classified according to the retail business types and the level of services they provide (dollars in thousands):

                                                Number of                  Annualized               Percent of
Industry                                      Properties(1)                Rent(1)(2)            Annualized Rent
----------------------------------------------------------------------------------------------------------------------
TENANTS PROVIDING SERVICES
Automotive Service                                   101                 $      6,992                  5.9%
Child Care                                           332                       28,514                 23.9
Entertainment                                          8                        2,360                  2.0
Health and Fitness                                     9                        5,426                  4.6
Private Education                                      6                        1,817                  1.5
Theaters                                              10                        5,209                  4.4
Other                                                  8                        6,128                  5.1
                                      --------------------------------------------------------------------------------
                                                     474                       56,446                 47.4
                                      --------------------------------------------------------------------------------

TENANTS SELLING GOODS AND SERVICES
Automotive Parts (with installation)                  63                        5,610                  4.7
Business Services                                      1                          124                  0.1
Convenience Stores                                   105                       10,111                  8.5
Home Improvement                                       2                          187                  0.2
Pet Supplies and Services                              6                        1,241                  1.0
Restaurants                                          165                       13,677                 11.5
Video Rental                                          35                        4,443                  3.7
                                      --------------------------------------------------------------------------------
                                                     377                       35,393                 29.7
                                      --------------------------------------------------------------------------------

TENANTS SELLING GOODS
Apparel Stores                                         4                        2,799                  2.3
Automotive Parts                                      77                        4,463                  3.7
Book Stores                                            2                          572                  0.5
Consumer Electronics                                  37                        4,982                  4.2
Craft and Novelty                                      2                          502                  0.4
Drug Stores                                            1                          235                  0.2
General Merchandise                                   11                          687                  0.6
Grocery Stores                                         2                          726                  0.6
Home Furnishings                                      38                        7,100                  6.0
Home Improvement                                      23                        1,377                  1.2
Office Supplies                                        8                        2,476                  2.1
Pet Supplies                                           2                          467                  0.4
Shoe Stores                                            4                          890                  0.7
                                      --------------------------------------------------------------------------------
                                                     211                       27,276                 22.9
----------------------------------------------------------------------------------------------------------------------
TOTALS                                             1,062                    $ 119,115                 100.0%
======================================================================================================================



(1) This table does not include six properties owned by Crest Net Lease which are held for sale. Crest Net Lease is a subsidiary of Realty Income Corporation.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of June 30, 2001 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.8 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

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

Approximately 97.4%, or 1,034, of the properties in the portfolio are leased to tenants under net leases in which the tenant is responsible for property costs and expenses. These features in the leases reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on the tenants if increases in the tenant's operating expenses exceed increases in revenue.


                       IMPACT OF ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company is required to adopt the provisions of Statement No. 141 immediately. The adoption of Statement No. 141 will not have a material effect on our financial position, results of operations or liquidity.

In July 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt Statement No. 142 effective January 1, 2002. We have not yet determined the impact of Statement No. 142 on our financial position, results of operations or liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facilities and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve our objectives we borrow our long-term debt primarily at fixed rates and may selectively enter into derivative financial instruments such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments at June 30, 2001. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in table in millions).

                                               Expected Maturity Data
                               -------------------------------------------------------
                                    2002             2003            Thereafter            Total            Fair Value(2)
                                    ----             ----            ----------            -----            -------------
Fixed rate debt                       --               --             $ 230.0(1)          $ 230.0              $ 225.9
Average interest rate                 --               --                  7.99%             7.99%
Variable rate debt                    --            $70.2                    --           $  70.2              $  70.2
Average interest rate                 --             5.13%                   --              5.13%


(1) $110 million matures in 2007, $100 million matures in 2008 and $20 million matures in 2009.

(2) We base the fair value of the fixed rate debt at June 30, 2001 on the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

The table incorporates only those exposures that exist as of June 30, 2001, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of Realty Income Corporation was held on May 9, 2001. Two incumbent directors were re-elected to the board of directors for three year terms. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                    Year Term               Shares             Authority to
                                     Expires               Voted For           Vote Withheld
                                  ---------------------------------------------------------------
     Roger P. Kuppinger                2004                22,068,130             196,986
     Michael D. McKee                  2004                22,072,657             192,459

Item 6.  Exhibits And Reports On Form 8-K

A.       Exhibits:

Exhibit No.    Description
-----------    -----------

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

  10.1 Form of extension agreement dated April 25, 2001 to the $200 million credit facility, extending for one year $180 million of the $200 million commitment to December 2003, (filed as exhibit
               10.1 to Realty Income's Form 10-Q for the quarter ended March 31,
               2001).

B. One report on Form 8-K was filed by registrant during the quarter for which this report is filed. On May 3, 2001, we filed a Form 8-K in connection with the issuance of up to 3,277,500 shares of the Company's common stock.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REALTY INCOME CORPORATION



(Signature and Title)               /s/ GARY M. MALINO
                                    --------------------------------------------
Date: August 13, 2001               Gary M. Malino, Executive Vice President and
                                    Chief Financial Officer
                                    Principal Financial Officer)





                                  EXHIBIT INDEX

Exhibit
   No.           Description
---------        -----------

   --             None