Form 10-Q
period 2001-09-30
REALTY INCOME CORP
filed 2001-11-14
CIK 726728

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

              For the quarterly period ended September 30, 2001, or

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         COMMISSION FILE NUMBER 1-13374


                            REALTY INCOME CORPORATION
                            -------------------------


             (Exact name of registrant as specified in its charter)

                                    Maryland
                                    --------


         (State or other jurisdiction of incorporation or organization)

                                   33-0580106
                                   ----------

                      (I.R.S. Employer Identification No.)

               220 West Crest Street, Escondido, California 92025
               --------------------------------------------------

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


                                 YES [X] NO [ ]

There were 32,779,131 shares of common stock outstanding as of November 12, 2001.

                            REALTY INCOME CORPORATION

                                    Form 10-Q
                               September 30, 2001


                                TABLE OF CONTENTS
                                -----------------



PART I.  FINANCIAL INFORMATION                                                                                 Page
                                                                                                               ----

         Item 1:      Financial Statements

                           Consolidated Balance Sheets....................................................        3
                           Consolidated Statements of Income..............................................        4
                           Consolidated Statements of Cash Flows..........................................        5
                           Notes to Consolidated Financial Statements.....................................        6

         Item 2:      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.......................................       13

         Item 3:      Quantitative and Qualitative Disclosures about Market Risk..........................       34


PART II. OTHER INFORMATION

         Item 6:      Exhibits and Reports on Form 8-K....................................................       35

SIGNATURE             ....................................................................................       36

EXHIBIT INDEX         ....................................................................................       36

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                    September 30, 2001 and December 31, 2000
                  (dollars in thousands, except per share data)

                                                                                    2001               2000
                                                                                 (Unaudited)
------------------------------------------------------------------------------------------------------------------
ASSETS Real estate, at cost:
     Land                                                                        $   379,970      $   368,057
     Buildings and improvements                                                      713,204          705,470
------------------------------------------------------------------------------------------------------------------
                                                                                   1,093,174        1,073,527
     Less accumulated depreciation and amortization                                 (228,587)        (212,379)
------------------------------------------------------------------------------------------------------------------
         Net real estate held for investment                                         864,587          861,148
     Real estate held for sale, net                                                   31,192           33,130
------------------------------------------------------------------------------------------------------------------
         Net real estate
                                                                                     895,779          894,278
Cash and cash equivalents                                                             11,624            3,815
Accounts receivable                                                                    3,606            5,053
Goodwill, net                                                                         17,437           18,130
Other assets                                                                          13,049           13,490
------------------------------------------------------------------------------------------------------------------

     Total assets                                                                $   941,495      $   934,766
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                                                            $     7,521      $     4,914
Accounts payable and accrued expenses                                                  6,096            5,969
Other liabilities                                                                      4,208            4,314
Lines of credit payable                                                               97,500          174,000
Notes payable                                                                        230,000          230,000
------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                               345,325          419,197
------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000
    shares authorized, 4,125,700 shares issued and outstanding                        99,368           99,368
Common stock and paid in capital, par value $1.00 per share, 100,000,000 shares authorized, 29,876,241 and 26,563,519 shares issued and
    outstanding in 2001 and 2000, respectively                                       717,312          630,932
Distributions in excess of net income                                               (220,510)        (214,731)
------------------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                                      596,170          515,569
------------------------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity                                  $   941,495      $   934,766
==================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
         For the three and nine months ended September 30, 2001 and 2000
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                        Three             Three             Nine              Nine
                                                       months            months            months            months
                                                        ended             ended             ended             ended
                                                       9/30/01           9/30/00           9/30/01           9/30/00
-------------------------------------------------------------------------------------------------------------------------
REVENUE
     Rental                                        $     30,314      $    29,180        $    89,396        $  85,859
     Gain on sales of real estate acquired for
         resale                                             284              558              2,373              558
     Interest and other                                     409              147                729              264
-------------------------------------------------------------------------------------------------------------------------

                                                         31,007           29,885             92,498           86,681
-------------------------------------------------------------------------------------------------------------------------

EXPENSES
     Interest                                             6,080            8,184             20,726           22,813
     Depreciation and amortization                        7,234            6,913             21,602           20,505
     General and administrative                           1,914            1,723              5,820            4,997
     Property                                               585              536              1,773            1,517
     Other                                                  814              409              2,363              554
-------------------------------------------------------------------------------------------------------------------------

                                                         16,627           17,765             52,284           50,386
-------------------------------------------------------------------------------------------------------------------------

Income from operations                                   14,380           12,120             40,214           36,295
Gain on sales of investment properties                    2,806              231              8,921            1,831
-------------------------------------------------------------------------------------------------------------------------

Net income                                               17,186           12,351             49,135           38,126
Preferred stock dividends                                (2,428)          (2,428)            (7,284)          (7,284)
-------------------------------------------------------------------------------------------------------------------------

Net income available to
     common stockholders                           $     14,758      $     9,923        $    41,851        $  30,842
=========================================================================================================================

Basic and diluted net income
     per common share                              $       0.50      $      0.37        $      1.48        $     1.15

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
              For the nine months ended September 30, 2001 and 2000
                             (dollars in thousands)
                                   (unaudited)

                                                                                    2001                 2000
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $  49,135           $  38,126
Adjustments to net income:
     Depreciation and amortization                                                    21,602              20,505
     Provision for impairment losses on properties held for sale                       1,050                  --
     Investment in real estate acquired for resale                                   (19,113)            (26,349)
     Proceeds from sales of real estate acquired for resale                           18,792               3,508
     Gain on sales of real estate acquired for resale                                 (2,373)               (558)
     Gain on sales of investment properties                                           (8,921)             (1,831)
     Change in assets and liabilities:
       Accounts receivable and other assets                                            2,631               1,732
       Accounts payable, accrued expenses and other liabilities                          823               5,010
--------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                                        63,626              40,143
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties                                          29,650               5,768
Acquisition of and additions to investment properties                                (41,681)            (53,576)
Increase in other assets                                                                  --                (450)
--------------------------------------------------------------------------------------------------------------------

     Net cash used in investing activities                                           (12,031)            (48,258)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit                                                       98,900             130,400
Payments under lines of credit                                                      (175,400)            (63,300)
Distributions to common stockholders                                                 (46,905)            (43,612)
Distributions to preferred stockholders                                               (5,402)             (5,402)
Proceeds from stock offerings, net of offering costs of
     $4,526 in 2001 and $35 in 2000                                                   77,485                 (35)
Repurchase of stock                                                                     (169)             (5,628)
Proceeds from other common stock issuances                                             7,705                 216
--------------------------------------------------------------------------------------------------------------------

     Net cash provided by (used in) financing activities                             (43,786)             12,639
--------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                              7,809               4,524
Cash and cash equivalents,  beginning of period                                        3,815                 773
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                           $  11,624           $   5,297
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

                               September 30, 2001
                                   (Unaudited)

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

Principles of Consolidation. - The accompanying consolidated financial statements include the accounts of Realty Income, including Crest Net Lease, Inc. (Crest Net) and other entities for which we make operational and financial decisions (control), after elimination of all material intercompany balances and transactions.

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

Provision for Impairment Losses. - We review long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment losses are measured as the amount which the current book value of the asset exceeds the fair value of the asset. If a property is held for sale, it is carried at the lower of cost or estimated fair value, less costs to sell. A provision for impairment losses of $520,000 was recorded in the three months ended September 30, 2001 and $1,050,000 was recorded for the nine months ended September 30, 2001. No provision for impairment loss was recorded in 2000.

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

4. PROPERTY ACQUISITIONS

A. During the first nine months of 2001, we invested $41.1 million in 37 new retail properties and properties under development with an initial weighted average contractual lease rate of 11.1%. These 37 properties are located in 13 states, will contain approximately 227,800 leasable square feet and are 100% leased, with an average initial lease term of 20.3 years.

During the first nine months of 2000, we invested $44.8 million in 11 new retail properties and properties under development with an initial aggregate contractual lease rate of 10.8% and an average initial lease term of 18.2 years.

B. During the first nine months of 2001, Crest Net Lease invested $18.7 million in 19 new retail properties and properties under development. During the first nine months of 2000, Crest Net Lease invested $26.3 million in eight new retail properties.

5. DISTRIBUTIONS PAID AND PAYABLE

A. Realty Income pays distributions monthly to our common stockholders. The following is a summary of the monthly cash distributions per common share for the nine months ended September 30, 2001 and 2000. As of September 30, 2001, a distribution of $0.18875 per common share was declared (and was paid on October 15, 2001).

      Month                                  2001                    2000
      --------------------------------------------------------------------------
      January                             $0.18500               $0.18000
      February                             0.18500                0.18000
      March                                0.18500                0.18000
      April                                0.18625                0.18125
      May                                  0.18625                0.18125
      June                                 0.18625                0.18125
      July                                 0.18750                0.18250
      August                               0.18750                0.18250
      September                            0.18750                0.18250
      --------------------------------------------------------------------------

      Total                               $1.67625               $1.63125
      ==========================================================================

B. In May 1999, we issued 9 3/8% Class B cumulative redeemable preferred stock. Dividends on the Class B preferred stock are paid quarterly in arrears. During each of the first three quarters of 2001 and 2000, we declared a quarterly dividend to our Class B preferred stockholders of $0.5859 per share, totaling $1.7577. The 2001 third quarter dividend was paid on October 1, 2001.

C. In July 1999, we issued 9 1/2% Class C cumulative redeemable preferred stock. Dividends on the Class C preferred stock are paid monthly in arrears. During each of the first nine months of 2001 and 2000, we declared a monthly dividend to our Class C preferred stockholders of $0.1979 per share, totaling $1.7811. The September 2001 dividend was paid on October 1, 2001.

6. GAIN ON SALES OF REAL ESTATE ACQUIRED FOR RESALE

During the three months ended September 30, 2001, Crest Net Lease sold one property for $3.3 million. We recognized a gain of $284,000 on the sale of this property. During the nine months ended September 30, 2001, Crest Net Lease sold six properties for $18.8 million. We recognized a gain of $2.4 million on the sale of these properties.

For the three and nine months ended September 30, 2000, Crest Net Lease sold one property for $3.5 million. We recognized a gain of $558,000 on the sale of this property.

7. GAIN ON SALES OF INVESTMENT PROPERTIES

During the three months ended September 30, 2001, we sold 10 properties for $10.0 million and recognized a gain of $2.8 million. During the three months ended September 30, 2000, we sold three properties for $2.2 million and recognized a gain of $231,000.

During the nine months ended September 30, 2001, we sold 23 properties for $29.7 million and recognized a gain of $8.9 million. During the nine months ended September 30, 2000, we sold nine properties for $5.8 million and recognized a gain of $1.8 million.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation, for the three and nine months ended September 30, 2001 and 2000:

                                                Three              Three              Nine               Nine
                                                Months            Months             Months             Months
                                                Ended              Ended              Ended              Ended
                                               9/30/01            9/30/00            9/30/01            9/30/00
 --------------------------------------------------------------------------------------------------------------------
 Weighted average shares used
    for  the basic net income per
    share computation                        29,752,807         26,649,315         28,264,186         26,722,408
 Incremental shares from the
    assumed exercise of stock
    options                                      51,501             22,158             39,442             13,752
 --------------------------------------------------------------------------------------------------------------------
 Adjusted weighted average shares
    used for diluted net income
    per share computation                    29,804,308         26,671,473         28,303,628         26,736,160
 ====================================================================================================================

For the three and nine months ended September 30, 2001, no stock options were anti-dilutive.

For the three and nine months ended September 30, 2000, 436,352 and 447,552 stock options, respectively, that were anti-dilutive have been excluded from the incremental shares from the assumed exercise of stock options.

9. ACQUISITION CREDIT FACILITY

In April 2001, the expiration date on $180 million of our $200 million acquisition credit facility was extended one year to December 30, 2003. The remaining $20 million is scheduled to expire on December 30, 2002.

10. STOCK OFFERINGS

A. In May 2001, we issued 2,950,000 shares of common stock at a price of $27.80 per share. The net proceeds of $77.5 million were used to repay borrowings under our $200 million acquisition credit facility and for other general corporate purposes.

B. In October 2001, we issued 2,600,000 shares of common stock at a price of $28.50 per share. In November, 300,000 additional shares were issued when the underwriters exercised their over-allotment option. The net proceeds of approximately $78.1 million were used to repay borrowings under our $200 million acquisition credit facility and for other general corporate purposes.

11. PURCHASES OF REALTY INCOME SECURITIES

In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common stock, preferred shares and senior debt securities. From January 2000 through September 2001, we have purchased
$6.7 million of our securities.

During the first nine months of 2001, we purchased 6,800 shares of our common stock at an average price of $24.82, for a total investment of $169,000. During the first nine months of 2000, we purchased 246,600 shares of our common stock at an average price of $21.70 and 14,300 shares of our Class B preferred stock at an average price of $19.27, for a total investment of $5.6 million.

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid during the first nine months of 2001 and 2000 was $18.2 million and $19.0 million, respectively.

During the first nine months of 2001 and 2000, interest of $276,000 and $991,000, respectively, was capitalized with respect to properties under development.

The following non-cash operating activity is included in the accompanying consolidated financial statements:

A. During the first nine months of 2001, we issued 61,400 shares of restricted common stock, with an average vesting period of 9.0 years, to directors and employees of the Company resulting in the following non-cash charges (in thousands):

      Other assets                                     $ 1,561
      Common stock and paid in capital                 $(1,561)

B. During the first nine months of 2001, 8,115 shares of restricted common stock issued to employees of the Company were forfeited resulting in the following non-cash charges (in thousands):

     Other assets                                      $  (201)
     Common stock and paid in capital                  $   201

C. In the first nine months of 2001, provision for impairment losses were recorded to reduce the net carrying value of four properties held for sale in 2001. This resulted in the following non-cash charges (in thousands):

     Land and building                                 $(1,050)
     Other expenses                                    $ 1,050

D. In May 2001, the acquisition of the 5% of Crest Net Lease common stock not previously owned by Realty Income resulted in the following non-cash charges (in thousands):

     Accounts receivable                               $  (450)
     Accounts payable and accrued expenses             $   450


13. SEGMENT INFORMATION

We evaluate performance and make resource allocation decisions on a property by property basis. For financial reporting purposes, we have grouped our tenants into 11 reportable segments based upon the business the tenants are in, except for properties owned by Crest Net Lease that are grouped in a separate segment. The Crest Net Lease segment is included in "other non-reportable segments". All of the our properties have been incorporated into one of the applicable segments. Rental revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of September 30, 2001 (dollars in thousands):

Assets as of:                                                        September 30, 2001        December 31, 2000
---------------------------------------------------------------------------------------------------------------------
Segment net real estate:
  Apparel                                                                    $ 25,037                 $ 25,638
  Automotive parts                                                             73,241                   74,487
  Automotive service                                                           45,381                   47,603
  Child care                                                                  144,368                  149,838
  Consumer electronics                                                         36,201                   40,820
  Convenience stores                                                           82,211                   81,639
  Health and fitness                                                           42,582                   34,918
  Home furnishings                                                             68,888                   70,140
  Restaurants                                                                 100,716                   82,402
  Theaters                                                                     47,461                   48,003
  Video rental                                                                 38,523                   39,598
  Other non-reportable segments                                               191,170                  199,192
---------------------------------------------------------------------------------------------------------------------

  Total segment net real estate                                               895,779                  894,278
Non-real estate assets                                                         45,716                   40,488
---------------------------------------------------------------------------------------------------------------------

Total assets                                                                 $941,495                 $934,766
=====================================================================================================================

                                                     Three             Three             Nine              Nine
                                                    Months            Months            Months            Months
                                                     Ended             Ended             Ended            Ended
Revenue for the:                                    9/30/01           9/30/00           9/30/01          9/30/00
---------------------------------------------------------------------------------------------------------------------
Segment rental revenue:
  Apparel                                            $  738            $ 687             $2,138           $2,162
  Automotive parts                                    2,431            2,319              7,352            7,040
  Automotive service                                  1,720            1,708              5,208            5,134
  Child care                                          7,223            7,018             21,115           20,795
  Consumer electronics                                1,125            1,405              3,594            4,308
  Convenience stores                                  2,537            2,292              7,581            7,217
  Health and fitness                                  1,134              807              3,149            1,850
  Home furnishings                                    1,819            1,724              5,391            5,032
  Restaurants                                         3,567            3,556             10,370           10,561
  Theaters                                            1,302              670              3,907            1,873
  Video rental                                        1,115            1,128              3,359            3,386
  Other non-reportable segments                       5,603            5,866             16,232           16,501
Reconciling items:
  Gain on sales of real estate  acquired  for
     resale                                             284              558              2,373              558
  Interest and other                                    409              147                729              264
---------------------------------------------------------------------------------------------------------------------

Total revenue                                      $ 31,007         $ 29,885           $ 92,498         $ 86,681
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

Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. In particular, some of the factors that could cause actual results to differ materially are:

o   Our continued qualification as a real estate investment trust;
o   General business and economic conditions;
o   Competition;
o   Interest rates;
o   Accessibility of debt and equity capital markets;
o Other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments; and
o   Acts of terrorism and war.

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

We are a fully integrated, self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. As of September 30, 2001, we owned a diversified portfolio:

o   Of 1,082 retail properties located in 46 states;
o   With approximately 9.0 million square feet of leasable space;
o   Leased to 74 different retail chains; and
o   Doing business in 23 separate retail industries.

Of the 1,082 properties in the portfolio, 1,077 are single-tenant retail properties with the remainder being multi-tenant properties. As of September 30, 2001, 1,060, or 98.0%, of the 1,082 retail properties were leased with 22 properties available for lease.

As of September 30, 2001, our subsidiary, Crest Net Lease, owned 20 additional retail properties located in 11 states that will contain approximately 107,700 square feet of leasable space. These 20 properties are 100% leased and are held for sale.

Our portfolio management focus includes:

o   Contractual rent increases on existing leases;
o Rental increases at the termination of existing leases when market conditions permit; and
o The active management of our property portfolio, including selective sales of properties.

Our acquisition of additional properties adheres to a focused strategy of acquiring primarily:

o   Freestanding, single-tenant, retail properties;
o   Properties leased to regional and national retail chains; and
o   Properties under long-term, net-lease agreements.

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

We believe long-term ownership of an actively managed, diversified portfolio of retail properties under long-term, net-lease agreements produces consistent, predictable income. Also that long-term leases, coupled with the tenant's responsibility for property expenses, generally produce a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

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


                               RECENT DEVELOPMENTS

ISSUANCE OF COMMON STOCK. In May 2001, we issued 2,950,000 shares of common stock at a price of $27.80 per share. The net proceeds of $77.5 million were used to repay borrowings under our $200 million acquisition credit facility and for other general corporate purposes.

In October 2001, we issued 2,600,000 shares of common stock at a price of $28.50 per share. In early November 2001, 300,000 additional shares were issued when the underwriters exercised their over-allotment option. The net proceeds of $78.1 million were used to repay borrowings under our $200 million acquisition credit facility and for other general corporate purposes.

PROPERTY DISPOSITIONS. During the first nine months of 2001, we sold 23 properties for $29.7 million and recognized a gain on sales of $8.9 million. The 23 properties consisted of nine restaurants, four child day care properties, three home improvement stores, two automotive parts stores, two automotive service locations, one home furnishings store, one consumer electronics store and one private education property. The proceeds from the sale of these properties were used to repay outstanding indebtedness on our $200 million credit facility and were invested in new properties. The objective of our disposition program is to sell properties when we believe the reinvestment of the net sales proceeds can generate higher returns, enhance the credit quality of our real estate portfolio and/or increase the average lease term.

ACQUISITION OF PROPERTIES DURING THE FIRST NINE MONTHS OF 2001. During the first nine months of 2001, we invested $41.1 million in 37 new retail properties and properties under development with an initial weighted average contractual capitalization rate of 11.1%. The new properties are 100% leased with an initial average lease length of 20.3 years and will contain approximately 227,800 leasable square feet.

During the first nine months of 2001, we capitalized $273,000 for re-leasing costs and $392,000 for building improvements on existing properties in our portfolio.

CREDIT FACILITY EXTENSION. In April 2001, the expiration date on $180 million of our $200 million acquisition credit facility was extended one year to December 2003. The remaining $20 million is scheduled to expire in December 2002.

INCREASE IN MONTHLY DISTRIBUTIONS TO COMMON SHAREHOLDERS. Monthly distributions per share were increased $0.00125 in January 2001 to $0.185, in April 2001 to $0.18625, in July 2001 to $0.1875 and in October 2001 to $0.18875. The increase in October was our 16th consecutive quarterly increase. We continue our 32-year policy of paying distributions monthly. During the first nine months of 2001, we paid three distributions of $0.185 per share, three distributions of $0.18625 and three distributions of $0.1875, totaling $1.67625 per share. In September and October 2001, we declared distributions of $0.18875 per share, which were paid on October 15, 2001 and payable on November 15, 2001, respectively. The monthly distribution of $0.18875 per share represents a current annualized distribution of $2.265 per share, and an annualized distribution yield of approximately 7.9% based on the last reported sale price of the Company's Common Stock on the NYSE of $28.65 on November 12, 2001. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that the current level of distributions will be maintained by the Company, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be for any future period.

CREST NET LEASE. During the first nine months of 2001, Crest Net Lease sold six properties from its inventory for $18.8 million and we recorded a gain on sales of $2.4 million. Crest Net Lease also invested $18.7 million in 19 new retail properties and properties under development. At the end of the third quarter, Crest Net Lease carried an inventory of $25.4 million, which is included in real estate held for sale on our balance sheet. The contribution, if any, to our FFO by Crest Net Lease will depend on the timing and the number of property sales achieved, if any, in any given quarter. During the first nine months of 2001, Crest Net Lease generated $1.6 million in funds from operations for us.

In order to comply with the Internal Revenue Code of 1986, as amended (the "Code") in force at the inception of Crest Net Lease, 5% of the common stock of Crest Net Lease, which represented 100% of the voting stock, was not owned by the Company. Effective for 2001, the Code was modified to allow a REIT to own 100% of the voting stock of a corporation that elects and qualifies with the REIT to be treated as a taxable REIT subsidiary. As a result of the change in the Code, in May 2001 we acquired the 5% of Crest Net Lease's common stock owned by certain members of our management and the management of Crest Net Lease for $507,000. The acquisition of the 5% of common stock was accounted for under the purchase method of accounting. The disinterested members of our board of directors approved this transaction. Crest Net Lease originally issued this stock for $450,000. Realty Income also received rights to the undistributed earnings on the stock, which totaled $81,200. After this transaction, Realty Income owns 100% of Crest Net Lease's stock.

SHARE REPURCHASE ACTIVITY. We regularly review our investment options to determine the best use of our capital. In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common stock, preferred shares and senior debt securities. From time to time during the first nine months of 2001, we concluded our share price justified repurchasing shares since this provided the highest return on our investment capital.

During the nine months ended September 30, 2001, we invested $169,000 to repurchase 6,800 shares of our common stock at an average price of $24.82 per share. From January 2000 through September 2001, we invested $6.4 million in our common stock at an average price of $21.94 per share and $276,000 in our Class B preferred stock at an average price of $19.27 per share, for a total investment of $6.7 million.


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

Realty Income had 53 employees as of November 12, 2001.


                         LIQUIDITY AND CAPITAL RESOURCES

CASH RESERVES. Realty Income is organized for the purpose of operating as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At September 30, 2001, we had cash and cash equivalents totaling $11.6 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facilities.

CAPITAL FUNDING. We have a $200 million, three-year revolving, unsecured acquisition credit facility, of which $180 million expires in December 2003 and $20 million expires in December 2002. We also have a $25 million, three-year revolving, unsecured credit facility that expires in February 2003. The credit facilities currently bear interest at 1.225% over the London Interbank Offered Rate, or LIBOR, and offer us other interest rate options. As of November 12, 2001, borrowing capacity of $177.0 million was available on our credit facilities. At that time, the outstanding balance on the credit facilities was $48.0 million with an effective interest rate of 3.6%.

These credit facilities have been and are expected to be used to acquire additional retail properties leased to national and regional retail chains under long-term lease agreements. Any additional borrowings will increase our exposure to interest rate risk.

In May 2001, we issued 2,950,000 shares of common stock at a price of $27.80 per share. The net proceeds of $77.5 million were used to repay borrowings under our $200 million acquisition credit facility and for other general corporate purposes.

In October 2001, we issued 2,600,000 shares of common stock at a price of $28.50 per share. In early November 2001, 300,000 additional shares were issued when the underwriters exercised their over-allotment option. The net proceeds of $78.1 million were used to repay borrowings under our $200 million acquisition credit facility and for other general corporate purposes.

In June 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $409.2 million in value of common stock, preferred stock and debt securities. Through November 12, 2001, we have issued $199.2 million of common stock, preferred stock and debt securities under the universal shelf registration statement. A balance of $210.0 million is available under our universal shelf registration statement.

We believe that our stockholders are best served by a conservative capital structure. As of November 12, 2001, our total outstanding credit facility borrowings and outstanding notes were $278.0 million or approximately 21.1% of our total market capitalization of $1.32 billion. We define our total market capitalization as the:

o Shares of our common stock outstanding multiplied by the last reported sales price of the common stock on the NYSE on November 12, 2001 of $28.65 per share;
o   Plus the liquidation value of the Class B Preferred Stock;
o   Plus the liquidation value of the Class C Preferred Stock; and plus
o The outstanding borrowings on the credit facilities and outstanding notes at November 12, 2001.

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

We currently are assigned investment grade corporate credit ratings on our senior unsecured notes from Fitch IBCA Duff & Phelps, Moody's Investor Service, Inc., and Standard & Poor's Rating Group. Currently, Fitch IBCA Duff & Phelps has assigned a rating of BBB, Moody's has assigned a rating of Baa3, and Standard & Poor's has assigned a rating of BBB- to our senior notes. These ratings could change based upon, among other things, our results of operations and financial condition.

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

The October 2001 distribution of $0.18875 per common share represents a current annualized distribution of $2.265 per share, and an annualized distribution yield of approximately 7.9% based on the last reported sale price of $28.65 of our common stock, on the NYSE on November 12, 2001. In order to maintain our tax status as a REIT for federal income tax purposes, we are generally required to distribute dividends to our stockholders aggregating annually at least 90% (95% prior to 2001) of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains). In 2000, our distributions totaled approximately 119.0% of our REIT taxable income. We intend to continue to make distributions to our stockholders that are sufficient to meet this requirement.

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

                          FUNDS FROM OPERATIONS ("FFO")

For the third quarter of 2001, FFO increased by $3.1 million or 18.7% to $19.7 million versus $16.6 million during the third quarter of 2000. The following is a reconciliation of net income available to common stockholders to FFO, and information regarding distributions paid and diluted weighted average number of common shares outstanding for the third quarter of 2001 and 2000 (dollars in thousands):


     Three months ended September 30,                                          2001                 2000
     ---------------------------------------------------------------------------------------------------------
     Net income available to common stockholders                        $       14,758       $        9,923
     Plus:
       Depreciation and amortization                                             7,234                6,913
       Provision for impairment losses on
           properties held for sale                                                520                   --
     Less:
       Depreciation of furniture, fixtures and equipment                           (29)                 (31)
       Gain on sales of investment properties                                   (2,806)                (231)
     ---------------------------------------------------------------------------------------------------------

     Total funds from operations                                        $       19,677       $       16,574
     =========================================================================================================

     Distributions paid to common stockholders                          $       16,716       $       14,594
     FFO in excess of distributions to common stockholders              $        2,961       $        1,980
     Diluted weighted average number of
        common shares outstanding                                           29,804,308           26,671,473

For the first nine months of 2001, FFO increased by $6.1 million or 12.3% to $55.5 million versus $49.4 million during the first nine months of 2000. The following is a reconciliation of net income available to common stockholders to FFO, and information regarding distributions paid and diluted weighted average number of common shares outstanding for the first nine months of 2001 and 2000 (dollars in thousands):

     Nine months ended September 30,                                           2001                 2000
     ---------------------------------------------------------------------------------------------------------

     Net income available to common stockholders                        $       41,851       $       30,842
     Plus:
       Depreciation and amortization                                            21,602               20,505
       Provision for impairment losses on
           properties held for sale                                              1,050                   --
     Less:
       Depreciation of furniture, fixtures and equipment                           (85)                 (99)
       Gain on sales of investment properties                                   (8,921)              (1,831)
     ---------------------------------------------------------------------------------------------------------

     Total funds from operations                                        $       55,497       $       49,417
     =========================================================================================================

     Distributions paid to common stockholders                          $       46,905       $       43,612
     FFO in excess of distributions to common stockholders              $        8,592       $        5,805
     Diluted weighted average number of common shares outstanding           28,303,628           26,736,160

We define FFO as net income available to common stockholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of investment property and provisions for impairment and (ii) extraordinary items.

The following is a reconciliation of FFO to adjusted FFO for the three months ended September 30, 2001 and 2000. The adjustments are for non-cash items and capitalized expenditures on existing properties in our portfolio (dollars in thousands):


     Three months ended September 30,                                          2001                 2000
     ---------------------------------------------------------------------------------------------------------
     Funds from operations                                              $       19,677       $       16,574
     Plus:
       Amortization of settlements on
           treasury lock agreements                                                189                  189
       Amortization of deferred financing costs                                    273                  269
       Amortization of stock compensation                                           83                   53
       Straight line rent                                                            7                   --
     Less:
       Capitalized leasing costs and commissions                                   (48)                 (88)
       Capitalized building improvements                                          (146)                 (43)
       Straight line rent                                                           --                  (84)
     ---------------------------------------------------------------------------------------------------------

     Total adjusted funds from operations                               $       20,035       $       16,870
     =========================================================================================================


The following is a reconciliation of FFO to adjusted FFO for the nine months ended September 30, 2001 and 2000. The adjustments are for non-cash items and capitalized expenditures on existing properties in our portfolio (dollars in thousands):


     Nine months ended June 30,                                                2001                 2000
     ---------------------------------------------------------------------------------------------------------
     Funds from operations                                              $       55,497       $       49,417
     Plus:
       Amortization of settlements on
           treasury lock agreements                                                567                  567
       Amortization of deferred financing costs                                    830                  801
       Amortization of stock compensation                                          228                  141
     Less:
       Capitalized leasing costs and commissions                                  (273)                (183)
       Capitalized building improvements                                          (392)                 (86)
       Straight line rent                                                         (116)                (278)
     ---------------------------------------------------------------------------------------------------------

     Total adjusted funds from operations                               $       56,341       $       50,379
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


                              RESULTS OF OPERATIONS

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000.

REVENUE

Rental revenue was $30.3 million for the third quarter of 2001 versus
$29.2 million for the comparable quarter of 2000, an increase of 3.8% or $1.1 million. The increase in rental revenue was primarily due to the acquisition of properties during 2000 and the first nine months of 2001. Included in rental revenue for the third quarter of 2001 and 2000 is $506,000 and $514,000, respectively, from properties owned by Crest Net Lease. Properties owned by Crest Net Lease are held for sale.

Rental revenue was $89.4 million for the first nine months of 2001 versus $85.9 million for the comparable period of 2000, an increase of 4.1% or $3.5 million. The increase in rental revenue was primarily due to the acquisition of properties during 2000 and the first nine months of 2001. Included in rental revenue for 2001 and 2000 is $1.3 million and $542,000, respectively, from properties owned by Crest Net Lease.

Of the 1,082 properties in the portfolio as of September 30, 2001, 1,077 are single-tenant properties with the remaining properties being multi-tenant properties. Of the 1,077 single-tenant properties, 1,055, or 98.0%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 9.8 years. Weighted average lease term is based upon base rent as of September 30, 2001. Of our 1,055 leased single-tenant properties, 1,045 or 99.1% were under leases that provide for increases in rents through:

o   Base rent increases tied to a consumer price index with adjustment ceilings;
o   Overage rent based on a percentage of the tenants' gross sales; or
o   Fixed increases.

Some leases contain more than one of these clauses. Percentage rent, which is included in rental revenue during the third quarter of 2001 and 2000, was $335,000 and $275,000, respectively. Percentage rent, which is included in rental revenue during the first nine months of 2001 and 2000, was $541,000 and $658,000, respectively. Same store rents generated on 986 properties leased during all of both the third quarters of 2001 and 2000 increased by 1.7%, to $26.43 million from $25.98 million. Same store rents generated on the same 986 properties leased during all of both the first nine months of 2001 and 2000 increased by 2.0%, to $78.59 million from $77.04 million.

Many of our leases call for rent increases every five years. Over the previous 48 months we have acquired approximately $483.6 million in new properties that represent approximately 44% of our total portfolio, excluding properties held for sale. Many of these properties are due to generate their initial rent increases during 2002 to 2004. As such, we believe our same store rent growth is likely to increase with the onset of rent increases from the newer properties over the next few years.

Our portfolio of retail real estate owned under net leases continues to perform well and provide dependable lease revenue supporting the payment of monthly dividends. As of September 30, 2001, our portfolio of 1,082 retail properties was 98.0% leased with 22 properties available for lease.

Of the 22 properties not leased at September 30, 2001, transactions to lease or sell 11 properties were underway or completed as of November 12, 2001. We anticipate these transactions to be completed during the fourth quarter of 2001 and first quarter of 2002; although we cannot guarantee that all of these properties can be sold or leased within this period.

During the third quarter of 2001, Crest Net Lease sold one property for $3.3 million and we recognized a gain on the sale on real estate acquired for sale of $284,000, before income taxes. During the first nine months of 2001, Crest Net Lease sold six properties for $18.8 million and we recognized a gain on the sale on real estate acquired for sale of $2.4 million, before income taxes. During the third quarter and first nine months of 2000, Crest Net Lease sold one property for $3.5 million and we recognized a gain on the sale of real estate acquired for sale of $558,000, before income taxes.

As of September 30, 2001, Crest Net Lease had $25.4 million invested in 20 properties, which are held for sale. It is Crest Net Lease's intent to carry an average inventory of between $20 to $25 million in real estate on an ongoing basis. Crest Net generates an earnings spread on the differential between the lease payments it receives and the cost of capital used to acquire the properties. It is our belief that at this level of inventory, these earnings will more than cover the ongoing operating expenses of Crest Net.


EXPENSES

The following is a summary of the five components of interest expense for the three months ended September 30, 2001 and 2000 (dollars in thousands):

     Three months ended September 30,                                         2001             2000          Net Change
     ----------------------------------------------------------------------------------------------------------------------
     Interest on outstanding loans and notes                                $  5,578         $   7,864       $   (2,286)
     Amortization of settlements on treasury lock agreements                     189               189               --
     Credit facility commitment fees                                             128               128               --
      Amortization of credit facility origination costs and deferred
        bond financing costs                                                     273               269                4
     Interest capitalized                                                        (88)             (266)             178
     ----------------------------------------------------------------------------------------------------------------------

     Interest expense                                                       $  6,080         $   8,184       $   (2,104)
     ======================================================================================================================

  Credit facility and notes outstanding
  (dollars in thousands)
  Three months ended September 30,                                            2001             2000          Net Change
  ----------------------------------------------------------------------------------------------------------------------
                                                                            $309,793         $ 395,242       $  (85,449)
  Average outstanding balances
  Average interest rates                                                      7.14%             7.92%            (0.78)%

Interest on outstanding loans and notes decreased by $2.3 million in the third quarter of 2001 as compared to the third quarter of 2000. The decrease was due to a decrease of $85.4 million in the average outstanding balances and lower average interest rates. During the first nine months of 2001, the Federal Reserve decreased the federal funds rate eight times by a total of 350 basis points. In both October and November, the Federal Reserve decreased the federal funds rate by 50 basis points. Correspondingly, the average borrowing rate on our credit facilities has declined during the same period. As of September 30, 2001, the average interest rate on our credit facility borrowings of $97.5 million was 4.42%, the average interest rates on our notes payable of $230 million was 7.99%, and the average interest rate on our combined outstanding credit facilities and notes of $327.5 million was 6.93%.

The following is a summary of the five components of interest expense for the first nine months of 2001 and 2000 (dollars in thousands):

     Nine months ended September 30,                                          2001             2000          Net Change
     ----------------------------------------------------------------------------------------------------------------------
     Interest on outstanding loans and notes                                $ 19,220          $ 22,056        $  (2,836)
     Amortization of settlements on treasury lock agreements                     567               567               --
     Credit facility commitment fees                                             385               380                5
      Amortization of credit facility origination costs and deferred
        bond financing costs                                                     830               801               29
     Interest capitalized                                                       (276)             (991)             715
     ----------------------------------------------------------------------------------------------------------------------

     Interest expense                                                       $ 20,726          $ 22,813        $  (2,087)
     ======================================================================================================================

  Credit facility and notes outstanding                                       2001             2000          Net Change
  (dollars in thousands)
  Nine months ended September 30,
  -------------------------------------------------------------------------------------------------------------------------
                                                                            $338,899          $375,379        $ (36,480)
  Average outstanding balances
  Average interest rates                                                      7.58%             7.85%           (0.27)%

Interest on outstanding loans and notes was $2.8 million lower in the first nine months of 2001 as compared to the first nine months of 2000. The decrease was primarily due to a decrease of $36.5 million in the average outstanding balances and lower average interest rates.

Our debt service coverage ratio for the nine months ended September 30, 2001 and 2000 was 4.1 times and 3.5 times, respectively. Debt service coverage ratio is calculated as follows: earnings (income from operations) before interest, taxes, provisions for impairment losses on depreciable real estate, and depreciation and amortization (EBITDA) divided by interest expense. Our EBITDA for the nine months ended September 30, 2001 and 2000 was $84.9 million and $80.2 million, respectively. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Depreciation and amortization was $7.2 million in the third quarter of 2001 versus $6.9 million in the third quarter of 2000. Depreciation and amortization was $21.6 million in the first nine months of 2001 versus $20.5 million in the first nine months of 2000. The increase in 2001 was primarily due to the acquisition of properties during 2000 and 2001.

General and administrative expenses increased by $191,000 to $1.9 million in the third quarter of 2001 versus $1.7 million in the third quarter of 2000. Included in general and administrative expenses for 2001 and 2000 are $67,000 and $86,000, respectively, of expenses attributable to Crest Net Lease. Excluding the Crest Net expenses, general and administrative expenses as a percentage of revenue were 6.0% in the third quarter of 2001 as compared to 5.5% in the comparable quarter of 2000. General and administrative expenses, excluding expenses attributable to Crest Net, increased primarily due to increases in the costs of living, which includes increases in payroll costs.

General and administrative expenses increased by $823,000 to $5.8 million in the first nine months of 2001 versus $5.0 million in the first nine months of 2000. Included in general and administrative expenses for 2001 and 2000 are $399,000 and $213,000, respectively, of expenses attributable to Crest Net Lease. Excluding the Crest Net expenses, general and administrative expenses as a percentage of revenue were 5.9% in the first nine months of 2001 as compared to 5.5% in the comparable period of 2000. General and administrative expenses, excluding expenses attributable to Crest Net, increased primarily due to increases in the costs of living, which includes increases in payroll costs.

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At September 30, 2001, 22 properties were available for lease, as compared to 25 at December 31, 2000 and 29 at September 30, 2000.

Property expenses were $585,000 in the third quarter of 2001 and $536,000 in the third quarter of 2000. The $49,000 increase in property expenses is primarily attributable to an increase in portfolio property insurance and costs associated with properties available for lease.

Property expenses were $1.8 million in the first nine months of 2001 and $1.5 million in the first nine months of 2000. The $256,000 increase in property expenses is primarily attributable to an increase in portfolio property insurance and costs associated with properties available for lease.

Other expenses increased $405,000 to $814,000 in the third quarter of 2001 versus $409,000 in the third quarter of 2000. The increase in 2001 is attributable to provisions for impairment on depreciable real estate of $520,000, which was partially offset by a decrease in Crest Net Lease income taxes of $84,000. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The following is a summary of our other expenses for the three months ended September 30, 2001 and 2000 (dollars in thousands):

Three months ended September 30,                                       2001              2000           Net Change
----------------------------------------------------------------------------------------------------------------------
Realty Income's state and local income taxes                             $ 109             $140             $  (31)
Crest Net Lease's income taxes                                             185              269                (84)
Provisions for impairment on depreciable real estate                       520               --                520
----------------------------------------------------------------------------------------------------------------------

Other expense                                                            $ 814            $ 409              $ 405
======================================================================================================================

Other expenses increased $1.8 million to $2.4 million in the first nine months of 2001 versus $554,000 in the first nine months of 2000. The increase in 2001 is primarily attributable to an increase in Crest Net Lease income taxes of $776,000 and $1.1 million of provisions for impairment on depreciable real estate.

The following is a summary of our other expenses for the first nine months of 2001 and 2000 (dollars in thousands):

Nine months ended September 30,                                        2001              2000           Net Change
----------------------------------------------------------------------------------------------------------------------
Realty Income's state and local income taxes                         $     344           $  361          $     (17)
Crest Net Lease's income taxes                                             969              193                776
Provisions for impairment on depreciable real estate                     1,050               --              1,050
----------------------------------------------------------------------------------------------------------------------

Other expense                                                          $ 2,363           $  554            $ 1,809
======================================================================================================================

During the third quarter of 2001, we sold 10 investment properties for a total of $10.0 million and recognized a gain of $2.8 million. During the third quarter of 2000, we sold three investment properties for $2.2 million and recognized a gain of $231,000.

During the first nine months of 2001, we sold 23 investment properties for a total of $29.7 million and recognized a gain of $8.9 million. During the first nine months of 2000, we sold nine investment properties for $5.8 million and recognized a gain of $1.8 million.

We have an active portfolio management program that incorporates the sale of properties when we believe the reinvestment of the net sales proceeds can generate higher returns, enhance the credit quality of our real estate portfolio or increase the average lease term. As of September 30, 2001, we classified real estate with a carrying amount of $31.2 million as held for sale. Additionally, we anticipate selling properties from our investment portfolio, which have not yet been specifically identified. We anticipate we will receive up to $50 million in proceeds from the sale of properties during the next 12 months. We intend to invest these proceeds into new properties.

We declared preferred stock dividends of $2.4 million during the third quarters of both 2001 and 2000. We declared preferred stock dividends of $7.3 million during the first nine months of both 2001 and 2000.

NET INCOME

Net income available to common stockholders was $14.8 million and $9.9 million, respectively in the third quarter of 2001 and 2000, an increase of $4.9 million or 49.5%. Net income available to common stockholders was $41.9 million and $30.8 million, respectively for the first nine months of 2001 and 2000, an increase of $11.1 million or 36.0%.

The calculation to determine net income available to common stockholders includes gains and losses from the sale of investment properties. The amount of gains and losses vary from period to period based on the timing of property sales and can significantly impact net income available to common stockholders. The gain recognized from property sales during the first nine months of 2001 was $8.9 million. This was $7.1 million more than the gain recognized from property sales during the first nine months of 2000.


                                   PROPERTIES

As of September 30, 2001, we owned a diversified portfolio of 1,082 properties located in 46 states with approximately 9.0 million square feet of leasable space. In addition to our real estate portfolio, our subsidiary Crest Net Lease owned 20 properties. Our portfolio of retail properties is leased to 74 retail chains doing business in 23 separate retail industries. At September 30, 2001, 1,055 or 97.5% of the 1,082 properties were leased under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance plus, typically, future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenant's gross sales above a specified level.

Our net-leased retail properties are primarily leased to regional and national retail chain store operators. The average leasable retail space of the 1,082 properties is approximately 8,300 square feet on approximately 60,600 square feet of land. Generally, buildings are single-story properties with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts, adequate access and proximity to a sufficient population base to constitute a suitable market or trade area for the retailer's business.

The following table sets forth rental revenue from our properties classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue.

                                  Percentage of
                                 Annualized Rent                    Percentage of Historical Rental Revenue
                                      as of                            For the Years Ended December 31(1),
                                  September 30,        ---------------------------------------------------------------------
Industry                            2001(1)(2)             2000       1999        1998         1997       1996        1995
----------------------------------------------------------------------------------------------------------------------------
Apparel Stores                         2.5%                 2.4%       3.8%        4.1%         0.7%         --%        --%
Automotive Parts                       8.2                  8.3        8.6         7.8          9.1        10.5       11.4
Automotive Service                     5.6                  5.8        6.6         7.5          6.4         4.8        3.7
Book Stores                            0.5                  0.5        0.5         0.6          0.5          --         --
Business Services                      0.1                  0.1        0.1           *           --          --         --
Child Care                            23.9                 24.7       25.3        29.2         35.9        42.0       45.6
Consumer Electronics                   3.8                  4.9        4.4         5.4          6.5         0.9       --
Convenience Stores                     8.3                  8.4        7.2         6.1          5.5         4.6        2.4
Craft and Novelty                      0.4                  0.4        0.4           *           --          --         --
Drug Stores                            0.2                  0.2        0.2         0.1           --          --         --
Entertainment                          1.9                  2.0        1.2          --           --          --         --
General Merchandise                    0.6                  0.6        0.6           *           --          --         --
Grocery Stores                         0.6                  0.6        0.5           *           --          --         --
Health and Fitness                     4.5                  2.4        0.6         0.1           --          --         --
Home Furnishings                       5.9                  5.8        6.5         7.8          5.6         4.4        2.9
Home Improvement                       1.3                  2.0        3.6           *           --          --         --
Office Supplies                        2.1                  2.3        2.6         3.0          1.7          --         --
Pet Supplies and Services              1.4                  1.5        1.1         0.6          0.2          --         --
Private Education                      1.4                  1.4        1.2         0.9           --          --         --
Restaurants                           13.2                 12.3       13.3        16.2         19.8        24.4       24.7
Shoe Stores                            0.7                  0.8        1.1         0.8          0.2          --         --
Theaters                               4.2                  2.7        0.6          --           --          --         --
Video Rental                           3.6                  3.9        4.3         3.8          0.6          --         --
Other                                  5.1                  6.0        5.7         6.0          7.3         8.4        9.3
----------------------------------------------------------------------------------------------------------------------------

Totals                               100.0%               100.0%     100.0%      100.0%       100.0%      100.0%     100.0%
============================================================================================================================

* Less than 0.1%

(1) This table does not include properties owned by our subsidiary Crest Net Lease.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of September 30, 2001 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.9 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

Of the 1,082 properties in the portfolio at September 30, 2001, 1,077 were single-tenant properties with the remaining properties being multi-tenant properties. As of September 30, 2001, 1,055 of the 1,077 single-tenant properties, or 98.0%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 9.8 years.

The following table sets forth certain information regarding the timing of the lease term expirations (excluding extension options) on our 1,055 net-leased, single-tenant retail properties as of September 30, 2001 (dollars in thousands):

                                     Number of                   Annualized                 Percent of
           Year                  Leases Expiring(1)              Rent(1)(2)               Annualized Rent
----------------------------------------------------------------------------------------------------------------
           2001                            16             $          1,343                       1.1%
           2002                            83                        6,818                       5.8
           2003                            77                        6,554                       5.6
           2004                           118                       10,148                       8.7
           2005                            84                        6,519                       5.6
           2006                            71                        6,587                       5.6
           2007                            93                        6,416                       5.5
           2008                            66                        5,901                       5.1
           2009                            28                        2,483                       2.1
           2010                            45                        3,888                       3.3
           2011                            36                        5,292                       4.5
           2012                            48                        5,681                       4.8
           2013                            69                       12,130                      10.3
           2014                            35                        6,287                       5.4
           2015                            37                        4,465                       3.8
           2016                            14                        1,492                       1.3
           2017                            11                        4,454                       3.8
           2018                            16                        1,626                       1.4
           2019                            50                        8,731                       7.4
           2020                             9                        2,920                       2.5
           2021                            42                        5,328                       4.5
           2023                             1                          159                       0.1
           2026                             2                          372                       0.3
           2033                             2                        1,118                       1.0
           2034                             2                          570                       0.5
----------------------------------------------------------------------------------------------------------------

          Totals                        1,055               $      117,282                     100.0%
================================================================================================================

(1) This table does not include five multi-tenant properties and 22 vacant, unleased single-tenant properties owned by the Company and properties owned by our subsidiary Crest Net Lease. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of September 30, 2001 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.9 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table sets forth certain state-by-state information regarding Realty Income's property portfolio as of September 30, 2001 (dollars in thousands).

                                                         Approximate
                          Number of      Percent          Leasable               Annualized          Percent of
State                   Properties(1)    Leased          Square Feet             Rent(1)(2)       Annualized Rent
------------------------------------------------------------------------------------------------------------------
Alabama                       15          100%              142,600           $        1,412            1.2%
Alaska                         1          100                69,100                      285            0.2
Arizona                       30          100               225,500                    3,677            3.0
Arkansas                       8          100                48,800                      890            0.7
California                    53          100               950,400                   13,392           10.9
Colorado                      43          100               264,300                    3,945            3.2
Connecticut                   10          100               223,800                    3,147            2.6
Delaware                       1          100                 5,400                       72            0.1
Florida                       88           91             1,002,800                   13,002           10.6
Georgia                       62           98               444,400                    6,240            5.1
Idaho                         11          100                52,000                      765            0.6
Illinois                      36          100               262,600                    3,874            3.2
Indiana                       29           97               170,400                    2,219            1.8
Iowa                          10          100                67,900                      702            0.6
Kansas                        21          100               190,000                    2,205            1.8
Kentucky                      13          100                43,500                    1,128            0.9
Louisiana                      7          100                47,100                      681            0.6
Maryland                       8          100                48,300                      754            0.6
Massachusetts                  8          100                53,900                    1,115            0.9
Michigan                      10          100                68,100                      992            0.8
Minnesota                     24           96               254,200                    2,473            2.0
Mississippi                   21          100               171,000                    1,733            1.4
Missouri                      34          100               206,400                    2,796            2.3
Montana                        2          100                30,000                      287            0.2
Nebraska                       9          100                87,100                    1,141            0.9
Nevada                         6          100                81,300                    1,298            1.1
New Hampshire                  1          100                 6,400                      136            0.1
New Jersey                     4          100                45,400                      796            0.6
New Mexico                     5           80                46,000                      183            0.1
New York                      20          100               253,300                    5,037            4.1
North Carolina                33          100               170,200                    3,204            2.6
North Dakota                   1          100                22,000                       65            0.1
Ohio                          66          100               377,000                    5,686            4.6
Oklahoma                      20           95               112,700                    1,572            1.3
Oregon                        18          100               206,000                    2,017            1.6
Pennsylvania                  23          100               168,300                    2,302            1.9
South Carolina                47          100               142,000                    4,023            3.3
South Dakota                   2          100                12,600                      175            0.1
Tennessee                     29           97               237,800                    3,149            2.6
Texas                        153           95             1,175,700                   13,263           10.8
Utah                           7          100                45,400                      638            0.5
Virginia                      29          100               259,100                    4,638            3.8
Washington                    40          100               261,800                    3,207            2.6
West Virginia                  2          100                16,800                      160            0.1
Wisconsin                     18          100               167,700                    2,067            1.7
Wyoming                        4          100                20,100                      264            0.2
------------------------------------------------------------------------------------------------------------------
Totals/Average             1,082            98%           8,957,200           $      122,807           100.0%
==================================================================================================================

(1) This table does not include properties owned by our subsidiary Crest Net Lease.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of September 30, 2001 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.9 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table sets forth certain information regarding the properties owned by Realty Income as of September 30, 2001, classified according to the retail business types and the level of services they provide (dollars in thousands):

                                                Number of                  Annualized               Percent of
Industry                                      Properties(1)                Rent(1)(2)            Annualized Rent
----------------------------------------------------------------------------------------------------------------------
TENANTS PROVIDING SERVICES
Automotive Service                                    99                 $      6,942                  5.7%
Child Care                                           329                       29,360                 23.9
Entertainment                                          8                        2,360                  1.9
Health and Fitness                                     9                        5,469                  4.5
Private Education                                      5                        1,738                  1.4
Theaters                                              10                        5,209                  4.2
Other                                                  9                        6,226                  5.1
                                      --------------------------------------------------------------------------------
                                                     469                       57,304                 46.7
                                      --------------------------------------------------------------------------------

TENANTS SELLING GOODS AND SERVICES
Automotive Parts (with installation)                  63                        5,634                  4.6
Business Services                                      1                          124                  0.1
Convenience Stores                                   105                       10,222                  8.3
Home Improvement                                       2                          187                  0.2
Pet Supplies and Services                              6                        1,241                  1.0
Restaurants                                          193                       16,178                 13.2
Video Rental                                          35                        4,471                  3.6
                                      --------------------------------------------------------------------------------
                                                     405                       38,057                 31.0
                                      --------------------------------------------------------------------------------

TENANTS SELLING GOODS
Apparel Stores                                         5                        3,103                  2.5
Automotive Parts                                      76                        4,461                  3.6
Book Stores                                            2                          602                  0.5
Consumer Electronics                                  36                        4,639                  3.8
Craft and Novelty                                      2                          502                  0.4
Drug Stores                                            1                          235                  0.2
General Merchandise                                   11                          687                  0.6
Grocery Stores                                         2                          726                  0.6
Home Furnishings                                      38                        7,232                  5.9
Home Improvement                                      21                        1,377                  1.1
Office Supplies                                        8                        2,525                  2.0
Pet Supplies                                           2                          467                  0.4
Shoe Stores                                            4                          890                  0.7
                                      --------------------------------------------------------------------------------
                                                     208                       27,446                 22.3
----------------------------------------------------------------------------------------------------------------------
TOTALS                                             1,082                    $ 122,807                100.0%
======================================================================================================================

(1) This table does not include properties owned by our subsidiary Crest Net Lease.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of September 30, 2001 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.9 million (i.e., additional rent calculated as a percentage of the tenant's gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

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

Approximately 97.5%, or 1,055, of the 1,082 properties in the portfolio are leased to tenants under net leases in which the tenant is responsible for property costs and expenses. These features in the leases reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on the tenants if increases in the tenant's operating expenses exceed increases in revenue.


                       IMPACT OF ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company is required to adopt the provisions of Statement No. 141 immediately. The adoption of Statement No. 141 will not have a material effect on our financial position, results of operations or liquidity.

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt Statement No. 142 effective January 1, 2002. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $17.2 million. The Company does not have any intangible assets or unamortized negative goodwill. Amortization expense related to goodwill was $924,000 and $693,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. We have not yet determined the impact of Statement No. 142 on our financial position, results of operations or liquidity.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 will supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement No. 144 requires long-lived assets to be disposed of to be measured at the lower of carrying amount or fair value less cost to sell. The Company is required to adopt Statement No. 144 effective January 1, 2002. We have not yet determined the impact of Statement No. 144 on our financial position, results of operations or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

We are exposed to interest rate changes primarily as a result of our credit facilities and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve our objectives we borrow our long-term debt primarily at fixed rates and may selectively enter into derivative financial instruments such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments at September 30, 2001. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in table in millions).

                                               Expected Maturity Data
                               -------------------------------------------------------
                                    2002             2003            Thereafter            Total            Fair Value(2)
                                    ----             ----            ----------            -----            -------------
Fixed rate debt                       --               --             $ 230.0(1)          $ 230.0              $ 229.8
Average interest rate                 --               --                  7.99%              7.99%
Variable rate debt                    --            $97.5                  --             $  97.5              $  97.5
Average interest rate                 --             4.42%                 --                 4.42%

(1) $110 million matures in 2007, $100 million matures in 2008 and $20 million matures in 2009.

(2) We base the fair value of the fixed rate debt at September 30, 2001 on the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

The table incorporates only those exposures that exist as of September 30, 2001, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

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

EXHIBIT NO.       DESCRIPTION
-----------       -----------

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


B. No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

    On October 22, 2001, we filed a Form 8-K in connection with the issuance of up to 2,990,000 shares of the Company's common stock.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REALTY INCOME CORPORATION



(Signature and Title)              /s/ GREGORY J. FAHEY
                                   --------------------------------------------
Date: November 13, 2001            Gregory J. Fahey, Vice President, Controller
                                   (Principal Accounting Officer)


                                  EXHIBIT INDEX
Exhibit
   No.            Description
--------          -----------
   --             None