Form 10-K405
period 2001-12-31
REALTY INCOME CORP
filed 2002-03-21
CIK 726728

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                         Commission File Number 1-13318

                            REALTY INCOME CORPORATION
             (Exact name of registrant as specified in its charter)

                Maryland                                33-0580106
----------------------------------------- --------------------------------------
    (State or other jurisdiction of                   (IRS Employer
     Incorporation or organization)               Identification Number)


               220 West Crest Street, Escondido, California 92025
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: (760)741-2111

          Securities registered pursuant to Section 12 (b) of the Act:

                                                        Name of Each Exchange
             Title of Each Class                         On Which Registered
---------------------------------------------      -----------------------------
Common Stock, $1.00 Par Value                          New York Stock Exchange
Preferred Stock Purchase Rights
Class B Preferred Stock, $1.00 Par Value               New York Stock Exchange
Class C Preferred Stock, $1.00 Par Value               New York Stock Exchange
8.25% Monthly Income Senior Notes, due 2008            New York Stock Exchange
---------------------------------------------      -----------------------------

        Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

At March 1, 2002, the aggregate market value of the Registrant's shares of common stock, $1.00 par value, held by non-affiliates of the Registrant was $1,016,101,000, at the New York Stock Exchange closing price of $31.40.

At March 1, 2002, the number of common shares outstanding was 33,222,867, the number of Class B preferred shares outstanding was 2,745,700, the number of Class C preferred shares outstanding was 1,380,000 and the number of Monthly Income Senior Notes, due 2008 outstanding was 4,000,000.

Documents incorporated by reference: Part III, Item 10, 11 and 12 incorporate by reference certain specific portions of the definitive proxy statement for Realty Income Corporation's Annual Meeting to be held on May 7, 2002, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report.


FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including documents incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this annual report, the words estimated, anticipated and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

o  Our anticipated growth strategies;
o  Our intention to acquire additional properties;
o  Our intention to sell properties;
o  Our intention to release vacant properties;
o Anticipated trends in our business, including trends in the market for long-term net leases of freestanding, single-tenant retail properties;
o Future expenditures for development projects; and o Profitability of our subsidiary, Crest Net Lease, Inc.

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



                                                      REALTY INCOME CORPORATION
                                                         Index to Form 10-K
                                                     --------------------------
                                                                                                                     PAGE
                                                                                                                     ----

PART I

   Item 1:      Business..............................................................................................  4

   Item 2:      Properties...........................................................................................  21

   Item 3:      Legal Proceedings....................................................................................  21

   Item 4:      Submission of Matters to a Vote of Security Holders..................................................  21

PART II

   Item 5:      Market for the Registrant's Common Equity and Related Stockholder Matters............................  21

   Item 6:      Selected Financial Data..............................................................................  22

   Item 7:      Management's Discussion and Analysis of Financial Condition and Results of Operations................  23

   Item 7a:    Quantitative and Qualitative Disclosures about Market Risk............................................  35

   Item 8:      Financial Statements and Supplementary Data..........................................................  36

   Item 9:      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................  55

PART III

   Item 10:     Directors and Executive Officers of the Registrant...................................................  55

   Item 11:     Executive Compensation...............................................................................  55

   Item 12:     Security Ownership of Certain Beneficial Owners and Management.......................................  55

   Item 13:     Certain Relationships and Related Transactions.......................................................  55

PART IV

   Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................  56

SIGNATURES...........................................................................................................  59

EXHIBIT INDEX........................................................................................................  61


PART I

ITEM 1: BUSINESS
                                   THE COMPANY

Realty Income Corporation, "The Monthly Dividend Company," a Maryland corporation ("Realty Income," the "Company," "us," "our" or "we") is organized to operate as an equity real estate investment trust ("REIT"). We are a fully integrated, self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise.

Our primary business objective is to generate dependable monthly dividends from a consistent and predictable level of funds from operations ("FFO") per share. Additionally, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties.

Our portfolio management focus includes:

o  Contractual rent increases on existing leases;
o Rent increases at the termination of existing leases when market conditions permit; and
o The active management of our property portfolio, including selective sales of properties.

Our acquisition of additional properties adheres to a focused strategy of acquiring primarily:

o  Freestanding, single-tenant, retail properties;
o  Properties leased to regional and national retail chains; and
o  Properties under long-term, net-lease agreements.

At December 31, 2001, we owned a diversified portfolio:

o  Of 1,124 retail properties;
o  With an occupancy rate of 98.2%, or 1,104 of the 1,124 properties;
o  Leased to 78 different retail chains;
o  Doing business in 24 separate retail industries;
o  Located in 48 states; and
o  With over 9.6 million square feet of leasable space.

Of the 1,124 properties in the portfolio, 1,119, or 99.6%, are single-tenant retail properties with the remaining five being multi-tenant properties. As of December 31, 2001, 1,099, or 98.2%, of the 1,119 single-tenant properties were leased with an weighted average remaining lease term (excluding extension options) of approximately 10.4 years.

We typically acquire, then lease back, retail store locations from chain store operators, providing capital to the operators for continued expansion and other corporate purposes. Our acquisitions and investment activities are concentrated in well-defined target markets and focus generally on middle-market retailers providing goods and services that satisfy basic consumer needs.

Our net-lease agreements generally:

o  Are for initial terms of 15 to 20 years;
o Require the tenant to pay a minimum monthly rent and property operating expenses (taxes, insurance and maintenance); and
o Provide for future rent increases (typically subject to ceilings) based on increases in the consumer price index, fixed increases, or additional rent calculated as a percentage of the tenants' gross sales above a specified level.

Realty Income commenced operations as a REIT on August 15, 1994 through the merger of 25 public and private real estate limited partnerships with and into the Company. Each of the partnerships was formed between 1970 and 1989 for the purpose of acquiring and managing long-term, net-leased properties.

The five senior officers of the Company owned 0.8% of the Company's outstanding common stock with a market value of $8.6 million at March 1, 2002. The directors and five senior officers of the Company, as a group, owned 2.5% of the Company's outstanding common stock with a market value of $26.5 million at March 1, 2002.

Realty Income's common stock is listed on The New York Stock Exchange ("NYSE") under the ticker symbol "O." Our central index key ("CIK") number is 726728 and cusip number is 756109-104.

Realty Income's Class B cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol "OprB" and its cusip number is 756109-302.

Realty Income's Class C cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol "OprC" and its cusip number is 756109-500.

Realty Income's 8.25% Monthly Income Senior Notes, due 2008 are listed on the NYSE under the ticker symbol "OUI." The cusip number of these notes is 756109-203.

Realty Income had 53 employees as of March 1, 2002.


                              RECENT DEVELOPMENTS

ISSUANCE OF COMMON STOCK. In May 2001, we issued 2,850,000 shares of common stock at a price of $27.80 per share. We issued an additional 100,000 shares in May 2001 when the underwriters exercised their over-allotment option. The net proceeds of $77.5 million were used to repay borrowings under our $200 million acquisition credit facility and for other general corporate purposes.

In October 2001, we issued 2,600,000 shares of common stock at a price of $28.50 per share. We issued an additional 350,000 shares in November 2001 when the underwriters exercised their over-allotment option. The net proceeds of $79.5 million were used to repay borrowings under our $200 million acquisition credit facility.

In February 2002, we issued 273,150 shares of common stock to a unit investment trust at a net price to us of $30.26 per share, based on a 5% discount to the market price at the time of issuance of $31.85 per share. The net proceeds of $8.2 million were used to repay bank borrowings.


PROPERTY ACQUISITIONS. In 2001, we acquired 91 properties (the "New Properties") located in 25 states. In 2001, we invested $131.8 million in the New Properties and properties under development, excluding estimated unfunded development costs at December 31, 2001 of $3.1 million.

The initial weighted average annual unleveraged return on the $131.8 million invested in 2001 is estimated to be 11.0%, computed as estimated contractual net operating income (which in the case of a net-leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs. Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentage listed above.

The New Properties will contain approximately 877,200 leasable square feet and are 100% leased under net leases, with an average initial lease term of 20.1 years. As of December 31, 2001, two of the New Properties were leased and under construction, pursuant to contracts under which the tenants agreed to develop the properties (with development costs funded by Realty Income) and with rent scheduled to begin in the first half of 2002.

CREST NET LEASE. We created Crest Net Lease, Inc. ("Crest Net") in January 2000 to buy, own and sell properties, primarily to buyers using tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to comply with the REIT qualification requirements in force when we created Crest Net, 5% of the common stock of Crest Net, which represented 100% of the voting stock, was not owned by the Company. Effective for 2001, the Code was modified to allow a REIT to own up to 100% of the voting stock and/or value of a corporation that elects with the REIT and qualifies to be treated as a taxable REIT subsidiary. Following the change in the Code, Realty Income and Crest Net jointly elected to treat Crest Net as a taxable REIT subsidiary, effective January 1, 2001, and in May 2001 we acquired the 5% of Crest Net's common stock owned by certain members of our management and the management of Crest Net for $507,000. The acquisition of the 5% of common stock was accounted for under the purchase method of accounting. The disinterested members of our Board of Directors approved this transaction. Crest Net originally issued this stock for $450,000. Realty Income also received rights to the undistributed earnings on the stock, which totaled $81,200. After this transaction, Realty Income owns 100% of Crest Net's stock.

The financial  statements  of Crest Net are  consolidated  into Realty  Income's
financial  statements.   All  material   intercompany   transactions  have  been
eliminated in consolidation.

In 2001, Crest Net invested $24.7 million in 26 retail properties. Estimated unfunded development costs on two properties under construction at December 31, 2001 totaled $2.8 million. These 26 properties will contain approximately 102,300 of leasable square feet, are 100% leased and have initial lease terms averaging 20.1 years. Three of these properties were sold in 2001.

In 2001, Crest Net sold nine properties for $28.9 million and we recorded a gain of $3.4 million before income taxes. At the end of 2001, Crest Net carried an inventory of $22.3 million, which is included in real estate held for sale on our consolidated balance sheet. In addition to our real estate portfolio, at December 31, 2001, Crest Net's portfolio consisted of 24 retail properties:

o  Located in 14 states;
o  That will contain approximately 92,300 square feet of leasable space; and
o  That are 100% leased and are held for sale.


FUNDS FROM OPERATIONS (FFO). In 2001, our FFO increased by $10.6 million, or 15.8%, to $77.8 million versus $67.2 million in 2000. See our discussion of FFO in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report.

In 2001, Crest Net generated $2.4 million in FFO for Realty Income. The future contribution, if any, to our FFO by Crest Net will depend on the timing and the number of property sales it achieves, if any, in any given year.


SALES OF INVESTMENT PROPERTIES. In 2001, we sold 35 properties for a total of $39.5 million and recognized a gain of $10.5 million.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At December 31, 2001, we classified real estate with a carrying amount of $23.4 million as held for sale, which includes $22.3 million in properties owned by Crest Net. Additionally, we anticipate selling properties from our portfolio that have not yet been specifically identified. We anticipate we will receive up to $50 million in proceeds from the sale of properties during the next 12 months. We intend to invest these proceeds into new property acquisitions.

INCREASES IN MONTHLY DISTRIBUTIONS TO COMMON STOCKHOLDERS. We continue our 33-year policy of paying distributions monthly. In the past 12 months, we increased monthly distributions per share by $0.00125 on four separate occasions. In April 2001 the increase per share was to $0.18625, in July 2001 to $0.1875, in October 2001 to $0.18875 and in January 2002 to $0.19. The increase in January was our 17th consecutive quarterly increase and 19th increase since 1995. In 2001, we paid three monthly distributions per share of each of the following amounts; $0.185; $0.18625; $0.1875 and $0.18875, totaling $2.2425. In
December 2001, January 2002 and February 2002, we declared distributions of $0.19 per share, which were paid on January 15, 2002, February 15, 2002 and March 15, 2002, respectively. The monthly distribution of $0.19 per share represents a current annualized distribution of $2.28 per share, and an annualized distribution yield of approximately 7.3% based on the last reported sale price of the Company's Common Stock on the NYSE of $31.40 on March 1, 2002. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be for any future period.


UNSECURED REVOLVING CREDIT FACILITIES. We have a $200 million revolving, unsecured acquisition credit facility that expires in December 2003. We also have a $25 million, three-year, revolving unsecured credit facility, which expires in February 2003. These credit facilities have been and are expected to be used for the acquisition of properties and to provide capital to subsidiaries for the purpose of acquiring properties.


STOCK AND SENIOR DEBT PURCHASE PROGRAM. In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common and preferred shares and senior debt securities. In 2001, we purchased 6,800 shares of our common stock at an average price of $24.82 per share, for a total investment of $169,000. The purchases were funded from operating cash flow. From January 2000 through December 2001, we purchased an aggregate of $6.7 million of our securities.


                               DISTRIBUTION POLICY

Distributions are paid to our common stockholders and Class C Preferred stockholders on a monthly basis and are paid to our Class B Preferred stockholders on a quarterly basis if, as and when declared by our Board of Directors. The Class B Preferred stockholders receive cumulative distributions at a rate of 9.375% per annum on the $25 per share liquidation preference (equivalent to $2.34375 per annum per share). The Class C Preferred stockholders receive cumulative distributions at a rate of 9.5% per annum on the $25 per share liquidation preference (equivalent to $2.3750 per annum per share).

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains) and we are subject to income test to the extent we distribute less than 100% of our REIT taxable income (including net capital gains). In 2001, our total distributions totaled approximately 114.5% of our estimated REIT taxable income. We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes.

Future distributions by us will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code, our debt service requirements and other factors as the Board of Directors may deem relevant. In addition, our credit facilities contain financial covenants which could limit the amount of distributions payable by us in the event of a deterioration in our results of operations or financial condition, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facilities.

Distributions by us, to the extent of our current and accumulated earnings and profits for federal income tax purposes, generally will be taxable to stockholders as ordinary income, except to the extent we recognize capital gains and declare a capital gains dividend. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction in the stockholders' basis in its stock to the extent of that basis, and thereafter as a capital gain. Approximately 13.1% of the distributions made or deemed to have been made in 2001 to our common stockholders were classified as a return of capital for federal income tax purposes. We are unable to predict the portion of 2002 or future distributions that may be classified as a return of capital since the amount depends on our taxable income for the entire year.


                        BUSINESS PHILOSOPHY AND STRATEGY

INVESTMENT PHILOSOPHY. We believe that the long-term ownership of an actively managed, diversified portfolio of retail properties under long-term, net-lease agreements produces consistent, predictable income. Under a net-lease agreement, the tenant agrees to pay a minimum monthly rent and property operating expenses (taxes, maintenance and insurance) plus, typically, future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenant's gross sales above a specified level. We believe that long-term leases, coupled with the tenant's responsibility for property expenses, generally produce a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.


INVESTMENT STRATEGY. In identifying new properties for acquisition, we focus on providing expansion capital to retail chains by acquiring, then leasing back, their retail store locations. We classify retail tenants into three categories: venture, middle market and upper market. Venture companies typically offer a new retail concept in one geographic region of the country and operate between five and 50 retail outlets. Middle market retail chains typically have 50 to 500 retail outlets, operations in more than one geographic region, have been successful through one or more economic cycles, and have a proven, replicable concept. The upper market retail chains typically consist of companies with 500 or more stores, operating nationally in a proven, mature retail concept. Upper market retail chains generally have strong operating histories and access to several sources of capital.

Realty Income primarily focuses on acquiring properties leased to middle market retail chains that we believe are attractive for investment because:

o They generally have overcome many of the operational and managerial obstacles that tend to adversely affect venture retailers;
o They typically require capital to fund expansion but have more limited financing options;
o They generally have provided us with attractive risk-adjusted returns over time since their financial strength has, in many cases, tended to improve as their businesses have matured;
o Their relatively large size allows them to spread corporate expenses across a greater number of stores; and
o Middle market retailers typically have the critical mass to survive if a number of locations are closed due to underperformance.

We also focus on and have selectively made investments in properties of upper market retail chains. We believe upper market retail chains can be attractive for investment because:

o  They typically are of a higher credit quality;
o  They are usually larger brand name, public and private retailers;
o They utilize a larger building ranging in size from 10,000 to 50,000 square feet; and
o  They  are  able  to  grow  because  access  to  capital   facilitates  larger
   transaction sizes.

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

The Internet has become an important delivery channel for many retail businesses, and our investment strategy has positioned us to compete in such an environment. Historically, our investment focus has been on retail industries that have a service component because we believe the lease revenue from these types of businesses is more stable. Because of this investment focus, at December 31, 2001, approximately 75% of our annualized revenue is derived from retailers with a service component in their business. We believe these service-oriented businesses would be difficult to duplicate over the Internet and, as a result, our property portfolio should be fairly well positioned for competition from Internet businesses.


CREDIT STRATEGY. We principally provide sale-leaseback financing primarily to less than investment grade retail chains. From 1970 through December 31, 2001, we have acquired and leased back to regional and national retail chains 1,158 properties (including 83 properties that have been sold) and have collected approximately 98% of the original contractual rent obligations on those properties. We believe that within this market we can achieve an attractive risk-adjusted return on the financing we provide to retailers.

We believe the primary financial obligations of most retailers typically include their bank and other debt, payment obligations to suppliers and real estate lease obligations. Because we own the land and buildings on which the tenant conducts its retail business, we believe the risk of default on the retailers' lease obligations is less than the retailers' unsecured general obligations. It has been our experience that since retailers must retain their profitable retail locations in order to survive in the event of reorganization, they are less likely to reject a lease for a profitable location, which would terminate their right to use the property. Thus, as the property owner, we believe we will fare better than unsecured creditors of the same retailer in the event of reorganization. If a property is rejected by the tenant during a reorganization, we own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on the real estate leases can be further mitigated by monitoring the performance of the retailers' individual unit locations and selling those units that are weaker performers.

In order to qualify for inclusion in our portfolio, new property acquisitions must meet stringent investment and credit requirements. The properties must generate attractive current yields, and the tenant must meet our credit standards. We have established a three-part analysis that examines each potential investment based on:

o  Industry, company, market conditions and credit profile;
o  Location profitability, if profitability data is available; and
o Overall real estate characteristics, including value and comparative rental rates.

Companies whose properties have been approved for acquisition are generally those with 50 or more retail stores that are located in highly visible areas, with easy access to major thoroughfares and attractive demographics.

ACQUISITION STRATEGY. We seek to invest in industries in which several, well-organized, regional and national chains are capturing market share through service, quality control, economies of scale, mass media advertising and the selection of prime retail locations. We execute our acquisition strategy by acting as a source of capital to regional and national retail chain stores in a variety of industries by acquiring, then leasing back their retail store locations. We undertake thorough research and analysis to identify appropriate industries, tenants and property locations for investment. Our research expertise is applied to uncover net-lease opportunities in markets where our real estate financing program adds value. In selecting real estate for potential investment, we generally seek to acquire properties that have the following characteristics:

o  Freestanding, commercially zoned property with a single tenant;
o Properties that are important retail locations for regional and national retail chains;
o Properties that are located within attractive demographic areas relative to the business of their tenants, with high visibility and easy access to major thoroughfares; and
o Properties that can be purchased with the simultaneous execution or assumption of long-term, net-lease agreements, providing the opportunity for both current income and future rent increases.


PORTFOLIO MANAGEMENT STRATEGY. The active management of the property portfolio is an essential component of our long-term strategy. We continually monitor our portfolio for changes that could affect the performance of the industries, tenants and locations in which we have invested. The portfolio is analyzed on an ongoing basis with a view toward optimizing returns and enhancing the credit quality of the portfolio. Realty Income's investment committee meets frequently and is made up of our Chief Executive Officer, President and Executive Vice President. Our investment committee reviews industry research, tenant research, property due diligence and significant portfolio management activities. This monitoring typically includes ongoing review and analysis of:

o  The performance of various retail industries;
o The operation, management, business planning and financial condition of the tenants; and
o The health of the individual markets in which we own properties, from both an economic and real estate standpoint.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sales proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease terms. At December 31, 2001, we classified real estate with a carrying amount of $23.4 million as held for sale. Of this amount, investments owned by our taxable REIT subsidiary Crest Net totaled $22.3 million. Additionally, we anticipate selling properties from our portfolio, which have not yet been specifically identified. We anticipate receiving up to $50 million in proceeds from the sale of properties during the next 12 months. We intend to invest these proceeds into new retail properties.


CAPITAL MARKETS STRATEGY. We believe our stockholders are best served by a conservative capital structure. At March 1, 2002, our total outstanding credit facility borrowings and outstanding notes were $303.5 million or approximately 20.9% of our total market capitalization of $1.45 billion. We define our total market capitalization as the sum of:

o The shares of our common stock outstanding multiplied by the last reported sales price of the common stock on the NYSE on March 1, 2002 of $31.40 per share;
o  The liquidation value of the Class B Preferred Stock;
o  The liquidation value of the Class C Preferred Stock; and
o Outstanding borrowings on the credit facilities and outstanding notes at March 1, 2002.

We have a $200 million revolving, unsecured acquisition credit facility that expires in December 2003. We also have a $25 million revolving, unsecured credit facility that expires in February 2003. At March 1, 2002, the outstanding balance on the $200 million acquisition credit facility was $50.7 million with an effective interest rate of approximately 3.1%. At March 1, 2002, the outstanding balance on the $25 million credit facility was $22.8 million with an effective interest rate of approximately 3.1%. A commitment fee of 0.225% per annum accrues on the total credit commitment of each credit facility. The credit facilities have been and are expected to be used to acquire additional retail properties leased to regional and national retail chains under long term net lease agreements. The credit facilities have also been used to provide capital to subsidiaries for the purpose of funding the acquisition of properties.

We use our credit facilities as a vehicle for the short-term financing of the acquisition of new properties. When outstanding borrowings under the $200 million acquisition credit facility reach a certain level (generally in the range of $75 to $175 million) and capital is available on acceptable terms, we generally seek to refinance those borrowings with the net proceeds of long-term or permanent financing, which may include the issuance of common stock, preferred stock, convertible preferred stock, debt securities or convertible debt securities. We cannot assure you, however, that we will be able to obtain any such refinancing or that market conditions prevailing at the time of refinancing will enable us to issue equity or debt securities upon acceptable terms. We intend to pay off borrowings on our $25 million credit facility with proceeds from the sale of properties owned by us or our subsidiaries.

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and investment grade, long-term, unsecured notes. We believe the majority of our future issuances of securities should be in the form of common stock. However, we may issue additional preferred stock or debt securities from time to time. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be invested on an accretive basis into additional properties. In addition, we may issue common stock to permanently finance properties that were financed using our credit facilities or debt securities. We seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios.

We currently are assigned investment grade corporate credit ratings on our senior unsecured notes from Fitch IBCA Duff & Phelps, Moody's Investor Service, Inc. and Standard & Poor's Rating Group. Currently, Fitch IBCA Duff & Phelps has assigned a rating of BBB, Moody's has assigned a rating of Baa3 and Standard & Poor's has assigned a rating of BBB- to our senior notes. These ratings could change based upon, among other things, our results of operations and financial condition.

We also have received credit ratings from the same rating agencies on our preferred stock. Fitch IBCA Duff & Phelps has assigned a rating of BBB-, Moody's Investor Service, Inc. has assigned a rating of Ba1 and Standard & Poor's Rating Group has assigned a rating of BB+. These ratings could change based upon, among other things, our results of operations and financial condition.

Realty Income and its subsidiaries have no unconsolidated investments in "special purpose entities" or off balance sheet financing, nor do we engage in trading activities involving energy or commodity contracts or other derivative instruments.


COMPETITIVE STRATEGY. We believe to pursue our investment philosophy and strategy most successfully, we must seek to maintain the following competitive advantages:

o Size and Type of Investment Properties: We believe smaller ($500,000 to $10,000,000) retail net-leased properties represent an attractive investment opportunity in today's real estate environment. Due to the complexities of acquiring and managing a large portfolio of relatively small assets, we believe these types of properties have not experienced significant institutional participation or the corresponding yield reduction experienced by larger income producing properties. We believe the less intensive day-to-day property management required by net-lease agreements, coupled with the active management of a large portfolio of smaller properties, is an effective investment strategy. The tenants of our freestanding retail properties generally provide goods and services that satisfy basic consumer needs. In order to grow and expand, they generally need capital. Since the acquisition of real estate is typically the single largest capital expenditure of many of these retailers, our method of purchasing the property and then leasing it back under a net-lease arrangement allows the retail chain to free up capital.

o Investment in New Retail Industries: Though we specialize in single-tenant properties, we will seek to further diversify our portfolio among a variety of retail industries. We believe diversification will allow us to invest in retail industries that currently are growing and have characteristics we find attractive. These characteristics include, but are not limited to, retail industries dominated by local operators where regional and national chain operators can gain market share and dominance through more efficient operations, as well as industries taking advantage of major demographic shifts in the population base.

o Diversification: Diversification of the portfolio by retail industry type, tenant and geographic location is key to our objective of providing predictable investment results for our stockholders. We continuously seek to further diversify our portfolio. At December 31, 2001, our retail property portfolio consisted of 1,124 properties located in 48 states, leased to 78 retail chains doing business in 24 industry segments.

o Management Specialization: We believe that our management's specialization in single-tenant retail properties operated under net-lease agreements is important to meeting our objectives. We plan to maintain this specialization and will seek to employ and train high-quality professionals in this specialized area of real estate ownership, finance and management.

o Technology: We intend to stay at the forefront of technology in our efforts to efficiently and economically carry out our operations. We maintain a sophisticated information system that allows us to analyze our portfolio's performance and actively manage our investments. We believe that technology and information-based systems will play an increasingly important role in our competitiveness as an investment manager and source of capital to a variety of industries and tenants.


                                   PROPERTIES


At December 31, 2001, we owned a diversified portfolio:

o  Of 1,124 properties;
o  With an occupancy rate of 98.2%, or 1,104 of the 1,124 properties;
o  Leased to 78 retail chains doing business in 24 retail industries;
o  Located in 48 states;
o  With over 9.6 million  square feet of leasable  space;  and
o With an average leasable retail space of 8,600 square feet on approximately 62,300 square feet of land.

In addition to our real estate portfolio at December 31, 2001, our subsidiary, Crest Net, owned 24 properties.

At December 31, 2001, 1,099, or 97.8%, of our 1,124 retail properties were under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance plus, typically, future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenants' gross sales above a specified level.

Our net-leased retail properties primarily are leased to regional and national retail chain store operators. Generally, buildings are single-story properties with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to a sufficient population base to constitute a suitable market or trade area for the retailer's business.

The following table sets forth certain information regarding our properties classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

                                                                       Percentage of Rental Revenue(1)
                            --------------------------------------------------------------------------------------------------------
                              Annualized(2)
                               Rent as of                                          For the Years Ended (1)
                                             ---------------------------------------------------------------------------------------
                                 Dec 31,        Dec 31,    Dec 31,    Dec 31,       Dec 31,       Dec 31,       Dec 31,     Dec 31,
Industry                           2001          2001       2000        1999         1998           1997         1996         1995
-------------------------------------------  ---------------------------------------------------------------------------------------
Apparel Stores                      2.4%          2.4%       2.4%        3.8%         4.1%           0.7%           --%         --%
Automotive Parts                    7.8           8.3        8.3         8.6          7.8            9.1          10.5        11.4
Automotive Service                  5.2           5.7        5.8         6.6          7.5            6.4           4.8         3.7
Book Stores                         0.5           0.4        0.5         0.5          0.6            0.5            --          --
Business Services                   0.1           0.1        0.1         0.1            *             --            --          --
Child Care                         21.9          23.9       24.7        25.3         29.2           35.9          42.0        45.6
Consumer Electronics                3.5           4.0        4.9         4.4          5.4            6.5           0.9          --
Convenience Stores                  7.7           8.4        8.4         7.2          6.1            5.5           4.6         2.4
Craft and Novelty                   0.4           0.4        0.4         0.4            *             --            --          --
Drug Stores                         0.2           0.2        0.2         0.2          0.1             --            --          --
Entertainment                       2.0           1.8        2.0         1.2           --             --            --          --
General Merchandise                 0.5           0.6        0.6         0.6            *             --            --          --
Grocery Stores                      0.5           0.6        0.6         0.5            *             --            --          --
Health and Fitness                  4.2           3.6        2.4         0.6          0.1             --            --          --
Home Furnishings                    5.5           6.0        5.8         6.5          7.8            5.6           4.4         2.9
Home Improvement                    1.2           1.3        2.0         3.6            *             --            --          --
Office Supplies                     1.9           2.2        2.3         2.6          3.0            1.7            --          --
Pet Supplies and Services           1.7           1.6        1.5         1.1          0.6            0.2            --          --
Private Education                   1.3           1.5        1.4         1.2          0.9             --            --          --
Restaurants                        14.5          12.2       12.3        13.3         16.2           19.8          24.4        24.7
Shoe Stores                         0.7           0.7        0.8         1.1          0.8            0.2            --          --
Sporting Goods                      4.2           0.9         --          --           --             --            --          --
Theaters                            3.9           4.3        2.7         0.6           --             --            --          --
Video Rental                        3.4           3.7        3.9         4.3          3.8            0.6            --          --
Other                               4.8           5.2        6.0         5.7          6.0            7.3           8.4         9.3
-------------------------------------------  ---------------------------------------------------------------------------------------

Totals                            100.0%        100.0%     100.0%      100.0%       100.0%         100.0%        100.0%      100.0%
===========================================  =======================================================================================

* Less than 0.1%

(1)  Does not include properties owned by our subsidiary, Crest Net.

(2) Annualized Rent is calculated by multiplying the monthly contractual base rent as of December 31, 2001 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenants' gross sales above a specified level). For properties under construction, an estimated contractual base rent based upon the estimated total costs of each property is used.

Of the 1,124 properties in the portfolio at December 31, 2001, 1,119 were single-tenant properties with the remaining properties being multi-tenant properties. At December 31, 2001, 1,099 of the 1,119 single-tenant properties, or 98.2%, were leased with a weighted average remaining lease term (excluding extension options) of approximately 10.4 years.

The following table sets forth certain information regarding the timing of the initial lease term expirations (excluding extension options) on our 1,099 net leased, single-tenant retail properties at December 31, 2001 (dollars in thousands):

                                     Number of                   Annualized                Percentage of
      Year                       Leases Expiring(1)              Rent(1)(2)               Annualized Rent
----------------------------------------------------------------------------------------------------------------
      2002                                 88               $         7,115                      5.6%
      2003                                 78                         6,596                      5.2
      2004                                118                        10,161                      8.1
      2005                                 84                         6,574                      5.2
      2006                                 75                         6,723                      5.3
      2007                                 92                         6,348                      5.0
      2008                                 63                         5,670                      4.5
      2009                                 28                         2,488                      2.0
      2010                                 44                         3,798                      3.0
      2011                                 35                         5,302                      4.2
      2012                                 48                         5,690                      4.5
      2013                                 70                        12,348                      9.8
      2014                                 35                         6,287                      5.0
      2015                                 36                         4,291                      3.4
      2016                                 14                         1,497                      1.2
      2017                                 13                         4,592                      3.6
      2018                                 16                         1,702                      1.3
      2019                                 49                         8,241                      6.5
      2020                                 10                         3,664                      2.9
      2021                                 95                        14,487                     11.5
      2023                                  2                           341                      0.3
      2026                                  2                           372                      0.3
      2033                                  2                         1,118                      0.9
      2034                                  2                           834                      0.7
----------------------------------------------------------------------------------------------------------------

      Totals                            1,099               $       126,239                    100.0%
================================================================================================================

(1) This table does not include five multi-tenant properties and 20 vacant, unleased single-tenant properties owned by the Company and properties owned by our subsidiary, Crest Net. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

(2) Annualized Rent is calculated by multiplying the monthly contractual base rent as of December 31, 2001 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenants' gross sales above a specified level). For properties under construction, an estimated contractual base rent based upon the estimated total costs of each property is used.

The following table sets forth certain state-by-state information regarding Realty Income's property portfolio at December 31, 2001 (dollars in thousands):

                                                             Approximate
                          Number of       Percent             Leasable             Annualized     Percentage of
State                   Properties(1)     Leased             Square Feet           Rent(1)(2)    Annualized Rent
------------------------------------------------------------------------------------------------------------------
Alabama                       15             100%                 142,600         $     1,412            1.1%
Alaska                         2            100                   128,500               1,003            0.8
Arizona                       30            100                   225,500               3,684            2.8
Arkansas                       8            100                    48,800                 916            0.7
California                    53            100                   992,800              14,285           10.8
Colorado                      43             98                   265,600               3,949            3.0
Connecticut                   15            100                   241,500               3,652            2.8
Delaware                       1            100                     5,400                  72            0.1
Florida                       91             92                 1,164,700              14,741           11.2
Georgia                       63             98                   450,700               6,426            4.9
Idaho                         11            100                    52,000                 741            0.6
Illinois                      37            100                   306,200               4,275            3.2
Indiana                       29             97                   170,700               2,226            1.7
Iowa                          10            100                    67,600                 702            0.5
Kansas                        21            100                   190,000               2,210            1.7
Kentucky                      13            100                    43,600               1,128            0.8
Louisiana                      7            100                    47,100                 708            0.5
Maryland                       9            100                    91,100               1,327            1.0
Massachusetts                 22            100                   100,200               2,444            1.8
Michigan                      10            100                    68,100                 989            0.7
Minnesota                     23             87                   248,200               2,186            1.6
Mississippi                   21            100                   171,000               1,737            1.3
Missouri                      34            100                   206,900               2,736            2.1
Montana                        2            100                    30,000                 286            0.2
Nebraska                       9            100                    87,100               1,152            0.9
Nevada                         6            100                    81,300               1,295            1.0
New Hampshire                  6            100                    23,900                 593            0.4
New Jersey                    10            100                    47,400               1,189            0.9
New Mexico                     5            100                    46,000                 363            0.3
New York                      24             96                   265,600               5,501            4.2
North Carolina                33            100                   170,200               3,243            2.4
North Dakota                   1            100                    22,000                  65            0.1
Ohio                          66             99                   377,000               5,613            4.2
Oklahoma                      19            100                   107,600               1,535            1.2
Oregon                        16            100                   198,100               1,826            1.4
Pennsylvania                  29            100                   239,500               3,355            2.5
Rhode Island                   1            100                     3,500                 116            0.1
South Carolina                47            100                   142,000               4,032            3.0
South Dakota                   2            100                    12,600                 175            0.1
Tennessee                     29             97                   237,900               3,134            2.4
Texas                        150             97                 1,323,000              13,594           10.3
Utah                           7            100                    45,400                 642            0.5
Vermont                        1            100                     2,500                  87            0.1
Virginia                      29            100                   301,900               5,063            3.8
Washington                    40            100                   261,800               3,219            2.4
West Virginia                  2            100                    16,800                 160            0.1
Wisconsin                     18            100                   171,000               2,080            1.6
Wyoming                        4            100                    20,100                 267            0.2
------------------------------------------------------------------------------------------------------------------
Totals/Average             1,124              98%               9,663,000         $   132,134          100.0%
==================================================================================================================






(1)  Does not include properties owned by our subsidiary, Crest Net.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of December 31, 2001 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenants' gross sales above a specified level). For the properties under construction, an estimated contractual base rent based upon the estimated total costs of each property is used.

The following table sets forth certain information regarding the properties owned by Realty Income at December 31, 2001, classified according to the retail business types and the level of services they provide (dollars in thousands):

                                                            Number of           Annualized          Percentage of
Industry                                                  Properties(1)         Rent(1)(2)         Annualized Rent
----------------------------------------------------------------------------------------------------------------------
TENANTS PROVIDING SERVICES
Automotive Service                                              98           $      6,972                  5.3%
Child Care                                                     327                 28,899                 21.9
Entertainment                                                    8                  2,594                  2.0
Health and Fitness                                               9                  5,479                  4.2
Private Education                                                5                  1,738                  1.3
Theaters                                                        10                  5,209                  3.9
Other                                                            8                  6,397                  4.8
                                                       ---------------------------------------------------------------
                                                               465                 57,288                 43.4
                                                       ---------------------------------------------------------------

TENANTS SELLING GOODS AND SERVICES
Automotive Parts (with installation)                            64                  5,816                  4.4
Business Services                                                1                    124                  0.1
Convenience Stores                                             105                 10,231                  7.7
Home Improvement                                                 2                    187                  0.1
Pet Supplies and Services                                        6                  1,561                  1.2
Restaurants                                                    231                 19,224                 14.6
Video Rental                                                    34                  4,501                  3.4
                                                       ---------------------------------------------------------------
                                                               443                 41,644                 31.5
                                                       ---------------------------------------------------------------

TENANTS SELLING GOODS
Apparel Stores                                                   5                  3,103                  2.3
Automotive Parts                                                75                  4,390                  3.3
Book Stores                                                      2                    606                  0.5
Consumer Electronics                                            36                  4,639                  3.5
Craft and Novelty                                                2                    502                  0.4
Drug Stores                                                      1                    235                  0.2
General Merchandise                                             11                    687                  0.5
Grocery Stores                                                   2                    726                  0.6
Home Furnishings                                                38                  7,279                  5.5
Home Improvement                                                18                  1,377                  1.0
Office Supplies                                                  8                  2,540                  1.9
Pet Supplies                                                     3                    644                  0.5
Shoe Stores                                                      4                    890                  0.7
Sporting Goods                                                  11                  5,584                  4.2
                                                       ---------------------------------------------------------------
                                                               216                 33,202                 25.1
                                                       ---------------------------------------------------------------
                                                       ---------------------------------------------------------------
TOTALS                                                       1,124              $ 132,134                100.0%
                                                       ===============================================================


(1) This table does not include properties owned by our subsidiary, Crest Net.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of December 31, 2001 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenants' gross sales above a specified level). For the properties under construction, an estimated contractual base rent based upon the estimated total costs of each property is used.

DESCRIPTION OF LEASING STRUCTURE. At December 31, 2001, 1,099 or 97.8% of the Company's 1,124 properties were leased pursuant to net leases. In most cases, the leases:

o Were for initial terms of from 15 to 20 years with the tenants having one or more options to extend the initial term;

o Require the tenants to pay property taxes, insurance and expenses of maintaining the property;

o Provide for a minimum base rent plus future increases (typically subject to ceilings) based on increases in the consumer price index, additional rent based upon the tenants' gross sales above a specified level (i.e., percentage rent) or fixed increases. Where leases provide for rent increases based on increases in the consumer price index, generally these increases permanently become part of the base rent. Where leases provide for percentage rent, this additional rent is typically payable only if the tenants' gross sales for a given period (usually one year) exceed a specified level, and then is typically calculated as a percentage of only the amount of gross sales in excess of that level.


MATTERS PERTAINING TO CERTAIN PROPERTIES AND TENANTS. Twenty of our properties were available for sale or lease at December 31, 2001, all of which are single-tenant properties. Ten of the properties had been previously leased to child care operators, one to a home furnishings store operator, five to home improvement operators, three to restaurant operators and one to a shoe store operator. At December 31, 2001, 22 of our properties under lease were available for sublease by the tenants, all of which were current with their rent and other obligations.

Our largest tenant, Children's World Learning Centers, accounted for approximately 12.1% of our rental revenue in 2001. No other tenant comprised 10% or more of our rental revenue. At December 31, 2001, Children's World Learning Centers accounted for approximately 11.3% of our annualized rent. Annualized rent is calculated by multiplying the monthly contractual base rent for each of the properties by 12 and adding the previous 12 month's historic percentage rent, excluding properties owned by Crest Net. In general, a downturn in the industry represented by this tenant, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in this industry, which in turn could materially adversely affect our financial position and results of operations and our ability to make distributions to stockholders and debt service payments. In addition, a substantial number of our properties are leased to middle market retail chains that generally have more limited financial and other resources than certain upper market retail chains, and therefore are more likely to be adversely affected by a downturn in their respective business or in the regional or national economy generally.

Our tenants in the child care and restaurant industries accounted for approximately 23.6% and 12.1%, respectively, of our rental revenue for the year ended December 31, 2001. A downturn in either of these industries generally, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in those industries, which in turn could materially adversely affect our financial position and results of operations and our ability to make distributions to stockholders and debt service payments.


DEVELOPMENT OF CERTAIN PROPERTIES. Of the 91 properties we acquired in 2001 and 26 properties acquired by Crest Net in 2001, all but six were occupied at March 1, 2002. The six properties were leased and under construction pursuant to a contract under which the tenant has agreed to develop the properties (with development costs funded by us or Crest Net) with rent commencing when the premises open for business. In the case of development properties, we either enter into an agreement with a retail chain where the retailer retains a contractor to construct the improvements and we fund the costs of that development, or we fund a developer who constructs the improvements. In either case, there is an executed lease and there is a requirement to complete the construction on a timely basis, generally within eight months after we purchase the land. Generally, the tenant or developer is required to pay construction cost overruns to the extent they exceed the construction budget by more than a predetermined amount. We also enter into a lease with the tenant at the time we purchase the land, which generally requires the tenant begin paying base rent, calculated as a percentage of our acquisition cost for the property, including construction costs and capitalized interest, when the premises opens for business. In 2001, we acquired four development properties, and Crest Net acquired eight development properties, six of which have been completed, were operating and generating rent as of March 1, 2002. Both Realty Income and Crest Net will continue to seek to acquire land for development under similar arrangements.

OTHER ITEMS

COMPETITION FOR ACQUISITION OF REAL ESTATE. We face competition in the acquisition, operation and sale of property. We expect competition from:

o  Businesses;
o  Individuals;
o Fiduciary accounts and plans; and o Other entities engaged in real estate investment.

Some of these competitors are larger than we are and have greater financial resources. This competition may result in a higher cost for properties we wish to purchase.

The tenants leasing our properties generally face significant competition from other operators. This competition may adversely impact:

o That portion, if any, of the rental stream to be paid to us based on a tenant's revenues; and
o  The tenants' results of operations or financial condition.


ENVIRONMENTAL LIABILITIES. Investments in real property can create a potential for environmental liability. An owner of property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We face such liability regardless of:

o  Our knowledge of the contamination;
o  The timing of the contamination;
o  The cause of the contamination; or
o  The party responsible for the contamination of the property.

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

The presence of hazardous substances on a property may adversely affect our ability to sell that property and we may incur substantial remediation costs. Although our leases generally require our tenants to operate in compliance with all applicable federal, state and local laws, ordinances and regulations and to indemnify us against any environmental liabilities arising from the tenants' activities on the property, we could nevertheless be subject to strict liability by virtue of our ownership interest, and there can be no assurance that our tenants would satisfy their indemnification obligations under the leases. The discovery of environmental liabilities attached to our properties could have a material adverse effect on our results of operations or financial condition or our ability to make distributions to stockholders.

We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our present properties. Nevertheless, if environmental contamination should exist, we could be subject to strict liability by virtue of our ownership interest.

Since December 1996, we have maintained an environmental insurance policy on our property portfolio. The limit on our current policy is $5 million per occurrence and $25 million in the aggregate, subject to a $100,000 self-insured retention per occurrence. There is a sublimit on properties with underground storage tanks of $1 million per occurrence and $5 million in the aggregate, subject to a $25,000 self-insured retention per occurrence. It is possible that our insurance will be insufficient to address any particular environmental situation and that we will be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future.


TAXATION OF THE COMPANY. We believe that we are organized and have operated, commencing with our taxable year ended December 31, 1994, and we intend to continue to operate, so as to qualify as a "real estate investment trust" under Sections 856 through 860 of the Code. However, we cannot assure you that we have satisfied the requirements for qualification as a REIT, or that we will continue to be organized or that we have been or will continue to be able to operate in a manner so as to qualify or remain so qualified.

Qualification as a REIT involves the satisfaction of numerous requirements under highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations, and the determination of various factual matters and circumstances not entirely within our control.

For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources and we must pay distributions to stockholders aggregating annually at least 90% (95% prior to 2001) of our REIT taxable income (as defined in the Code and determined without regard to the dividends paid deduction and by excluding net capital gains).

In the future, it is possible that legislation, new regulations, administrative interpretations or court decisions will change the tax laws with respect to qualification as a REIT or the federal income tax consequences of those qualifications.

If we were to fail to qualify as a REIT in any taxable year:

o We would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;
o We would not be allowed a deduction in computing our taxable income for amounts distributed to our stockholders;
o We could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost;
o  We would no longer be required to make distributions to stockholders; and
o This treatment would substantially reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability for the years involved.

Even if we qualify for and maintain our REIT status, we are subject to certain federal, state and local taxes on our income and property. For example, if we have net income from a prohibited transaction, that income will be subject to a 100% tax. Our subsidiary Crest Net is subject to federal and state taxes at the applicable tax rates on its income and property.

EFFECT OF DISTRIBUTION REQUIREMENTS. To maintain our status as a REIT for federal income tax purposes, we generally are required to distribute to our stockholders at least 90% of our REIT taxable income determined without regard to the dividends paid deduction and by excluding net capital gains each year.

We also are subject to tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income (including net capital gains) each year.

In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions we pay, with respect to any calendar year, are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year, and any amount of that income that was not distributed in prior years.

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


REAL ESTATE OWNERSHIP RISKS. We are subject to all of the general risks associated with the ownership of real estate. In particular, we face the risk that rental revenue from the properties may be insufficient to cover all corporate operating expenses, debt service payments on indebtedness we incur and distributions on our stock. Additional real estate ownership risks include:

o  Adverse changes in general or local economic conditions;
o  Changes in supply of or demand for similar or competing properties;
o  Changes in interest rates and operating expenses;
o  Competition for tenants;
o  Changes in market rental rates;
o  Inability to lease properties upon termination of existing leases;
o  Renewal of leases at lower rental rates;
o Inability to collect rents from tenants due to financial hardship, including bankruptcy;
o Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;
o  Uninsured property liability;
o  Property damage or casualty losses;
o Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws; o Acts of terrorism and war; and
o  Acts of God and other factors beyond the control of our management.


DEPENDENCE ON KEY PERSONNEL. We depend on the efforts of our executive officers and key employees. The loss of the services of our executive officers and key employees could have a material adverse effect on our operations.

ITEM 2: PROPERTIES
        ----------

Information pertaining to our properties can be found under Item 1.


ITEM 3: LEGAL PROCEEDINGS
        -----------------

We are subject to certain claims and lawsuits, the outcome of which cannot be determined at this time. In the opinion of management, any liability we might incur upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

No matters were submitted to stockholders during the fourth quarter of the fiscal year.


PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

A. Our common stock is traded on the New York Stock Exchange under the ticker symbol "O." The following table shows the high and low sales prices per share for our common stock as reported by the New York Stock Exchange composite tape, and distributions declared per share of common stock by us for the periods indicated.

                                                    Price Per Share
                                                    of Common Stock                              Distributions
                                ---------------------------------------------------------
                                           High                          Low                      Declared(1)
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
2001
First quarter                               $26.75                       $24.30                     $0.55625
Second quarter                               29.56                        26.10                      0.56000
Third quarter                                29.95                        26.45                      0.56375
Fourth quarter                               30.16                        27.90                      0.56750
----------------------------------------------------------------------------------------------------------------------

Total                                                                                                $2.2475
======================================================================================================================

2000
First quarter                              $22.000                      $19.250                     $0.54125
Second quarter                              24.625                       19.375                      0.54500
Third quarter                               24.500                       22.125                      0.54875
Fourth quarter                              25.500                       22.500                      0.55250
----------------------------------------------------------------------------------------------------------------------

Total                                                                                               $2.18750
======================================================================================================================


(1) Common stock distributions currently are declared monthly by us based on financial results for the prior months. At December 31, 2001 a distribution of $0.19 per common share had been declared and was paid on January 15, 2002.

B. There were approximately 12,300 holders of record of Realty Income's shares of common stock as of March 1, 2002.

ITEM 6: SELECTED FINANCIAL DATA
        -----------------------
        (not covered by Independent Auditors' Report)

As of or for the years ended December 31,
(dollars in thousands, except per share         2001            2000             1999            1998            1997
data)
------------------------------------------------------------------------------------------------------------------------
Total assets (book value)                      $1,003,708       $934,766        $905,404        $759,234       $577,021
Cash and cash equivalents                           2,467          3,815             773           2,533          2,123
Lines of credit and notes payable                 315,300        404,000         349,200         294,800        132,600
Total liabilities                                 331,915        419,197         370,573         309,025        143,706
Total stockholders' equity                        671,793        515,569         534,831         450,209        433,315
Net cash provided by operating
   activities                                      90,035         56,590          72,154          64,645         52,692
Net change in cash and cash
   equivalents                                      (1,348)        3,042           (1,760)           410            564
Total revenue                                     126,271        118,310         104,510          85,132         67,897
Income from operations                             57,080         48,076          45,295          41,004         33,688
Gain on sales of properties                        10,478          6,712           1,301             526          1,082
Extraordinary item                                     --             --            (355)             --             --
Cumulative effect of change in
   accounting principle                                --             --              --            (226)            --
Net income                                         67,558         54,788          46,241          41,304         34,770
Preferred stock dividends                           (9,712)        (9,712)        (5,229)             --             --
Net income available to common
   stockholders                                    57,846         45,076          41,012          41,304         34,770
Distributions paid to common
   stockholders                                    64,871         58,262          55,925          52,301         44,367
Ratio of earnings to fixed
   charges(1)                                        3.5x           2.6x            2.7x            3.8x           5.1x
Ratio of earnings to combined
   fixed charges and preferred
   stock dividends(1)                                2.6x           2.0x            2.3x            3.8x           5.1x
Basic and diluted net income per
   common share                                      1.98           1.69            1.53            1.55           1.48
Distributions paid per common
   share                                           2.2425         2.1825           2.085           1.965          1.893
Distributions declared per common
   share                                           2.2475         2.1875           2.095           1.975          1.895
Basic weighted average number of
   common shares outstanding                   29,225,359     26,684,598      26,822,285      26,629,936     23,568,831
Diluted weighted average number
   of common shares outstanding                29,281,120     26,700,806      26,826,090      26,638,284     23,572,715


(1) Ratio of Earnings to Fixed Charges is calculated by dividing earnings by fixed charges. For this purpose, earnings consist of net income before interest expense. Fixed charges are comprised of interest costs (including capitalized interest) and the amortization of debt issuance costs.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------------------------------

                                     GENERAL

Realty Income Corporation, "The Monthly Dividend Company," a Maryland corporation ("Realty Income," the "Company," "us," "we" or "our") is organized to operate as an equity real estate investment trust ("REIT"). We are a fully integrated self-administered real estate company with in-house acquisition, leasing, legal, retail research, real estate research, portfolio management and capital markets expertise.

Our primary business objective is to generate dependable monthly dividends from a consistent and predictable level of funds from operations ("FFO") per share. Additionally, we generally will seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties.

At December 31, 2001, we owned a diversified portfolio:

o  Of 1,124 properties;
o  With an occupancy rate of 98.2%, or 1,104 of the 1,124 properties;
o  Leased to 78 retail chains doing business in 24 retail industries;
o  Located in 48 states;
o  With over 9.6 million square feet of leasable space; and
o With an average leasable retail space of approximately 8,600 square feet on approximately 62,300 square feet of land.

In addition to our real estate portfolio, at December 31, 2001, our subsidiary Crest Net Lease, Inc. ("Crest Net") owned a portfolio:

o  Of 24 retail properties;
o  Located in 14 states;
o That will contain approximately 92,300 square feet of leasable space; o That are 100% leased and are held for sale; and o For a total investment of $22.3 million.


                         LIQUIDITY AND CAPITAL RESOURCES


CASH RESERVES. Realty Income is organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At December 31, 2001, we had cash and cash equivalents totaling $2.5 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facilities.


CAPITAL FUNDING. We have a $200 million revolving, unsecured acquisition credit facility that expires in December 2003. We also have a $25 million revolving, unsecured credit facility that expires in February 2003. The credit facilities currently bear interest at 1.225% over the London Interbank Offered Rate, or LIBOR, and offer us other interest rate options. At March 1, 2002, we had borrowing capacity of $151.5 million available on our credit facilities and an outstanding balance of $73.5 million with an effective interest rate of 3.1%.

These credit facilities have been and are expected to be used to acquire additional retail properties leased to national and regional retail chains under long-term lease agreements. Any additional borrowings will increase our exposure to interest rate risk. We have no mortgage debt on any of our properties.

In June 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $409.2 million in value of common stock, preferred stock and debt securities. Through March 1, 2002, we have issued $209.3 million of common stock, preferred stock and debt securities under the universal shelf registration statement. At March 1, 2002, a balance of $199.9 million was available under our universal shelf registration statement.

In May 2001, we issued 2,850,000 shares of common stock at a price of $27.80 per share. We issued an additional 100,000 shares in May 2001 when the underwriters exercised their over-allotment option. The net proceeds of $77.5 million were used to repay borrowings under our $200 million acquisition credit facility and for other general corporate purposes.

In October 2001, we issued 2,600,000 shares of common stock at a price of $28.50 per share. We issued an additional 350,000 shares in November 2001 when the underwriters exercised their over-allotment option. The net proceeds of $79.5 million were used to repay borrowings under our $200 million acquisition credit facility and for other general corporate purposes.

In February 2002, we issued 273,150 shares of common stock to a unit investment trust at a net price to us of $30.26 per share, based on a 5% discount to the market price at the time of issuance of $31.85 per share. The net proceeds of $8.2 million were used to repay bank borrowings.

We believe that our stockholders are best served by a conservative capital structure. At March 1, 2002, our total outstanding credit facility borrowings and outstanding notes were $303.5 million or approximately 20.9% of our total market capitalization of $1.45 billion. We define our total market capitalization as the sum of the:

o Shares of our common stock outstanding multiplied by the last reported sales price of the common stock on the NYSE on March 1, 2002 of $31.40 per share;
o  Liquidation value of the Class B Preferred Stock;
o  Liquidation value of the Class C Preferred Stock; and
o Outstanding borrowings on the credit facilities and outstanding notes at March 1, 2002.

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and investment grade, long-term, unsecured notes. We believe that the majority of our future issuances of securities should be in the form of common stock. However, we may issue additional preferred stock or debt securities from time to time. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be invested on an accretive basis into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facilities or debt securities. However, we cannot assure you that we will have access to the capital markets at terms that are acceptable to us. We seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios.

We currently are assigned investment grade corporate credit ratings on our senior unsecured notes from Fitch IBCA Duff & Phelps, Moody's Investor Service, Inc. and Standard & Poor's Rating Group. Currently, Fitch IBCA Duff & Phelps has assigned a rating of BBB, Moody's has assigned a rating of Baa3 and Standard & Poor's has assigned a rating of BBB- to our senior notes. These ratings could change based upon, among other things, our results of operations and financial condition.

We also have received credit ratings from the same rating agencies on our preferred stock. Fitch IBCA Duff & Phelps has assigned a rating of BBB-, Moody's Investor Service, Inc. has assigned a rating of Ba1 and Standard & Poor's Rating Group has assigned a rating of BB+. These ratings could change based upon, among other things, our results of operations and financial condition.

Realty Income and its subsidiaries have no unconsolidated investments in "special purpose entities" or off balance sheet financing, nor do we engage in trading activities involving energy or commodity contracts or other derivative instruments.


PROPERTY ACQUISITIONS. In 2001, we acquired 91 properties (the "New Properties") located in 25 states. In 2001, we invested $131.8 million in the New Properties and properties under development, which includes investments of $7.1 million for properties acquired before 2001. Estimated unfunded development costs on properties under construction at December 31, 2001 totaled $3.1 million. In 2001, we capitalized $401,000 for re-leasing costs and $547,000 for building improvements on existing properties in our portfolio.

The initial weighted average annual unleveraged return on the $131.8 million invested in 2001 is estimated to be 11.0%, computed as estimated contractual net operating income (which in the case of a net-leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs. Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentage listed above.

The New Properties will contain approximately 877,200 leasable square feet and are 100% leased under net leases, with an average initial lease term of 20.1 years. At December 31, 2001, two of the New Properties were leased and under construction, pursuant to contracts under which the tenants agreed to develop the properties (with development costs funded by Realty Income) with rent scheduled to begin in the first half of 2002.

In 2000, we acquired 13 properties (the "2000 Properties") and invested $70.0 million in the 2000 Properties and properties under development. In 2000, we also paid $308,000 for re-leasing costs and $90,000 for building improvements on existing properties in our portfolio. The initial weighted average annual unleveraged return on the $70.0 million invested in 2000 is estimated to be 10.8%, computed in the same manner as 2001's estimated initial weighted average annual unleveraged return and subject to the same uncertainty described above. These 13 properties contain approximately 676,100 leasable square feet and are 100% leased under net leases, with an average initial lease term of 18.3 years.


DISTRIBUTIONS. We pay monthly distributions to our common stockholders. We paid cash distributions to our common stockholders of $64.9 million in 2001, $58.3 million in 2000 and $55.9 million in 1999.

We pay quarterly distributions to our Class B preferred stockholders. We paid cash distributions to our Class B preferred stockholders of $6.4 million in both 2001 and 2000 and $3.9 million in 1999. Our Class B preferred stock was issued in May 1999.

We pay monthly distributions to our Class C preferred stockholders. We paid cash distributions to our Class C preferred stockholders of $3.3 million in both 2001 and 2000 and $1.4 million in 1999. Our Class C preferred stock was issued in July 1999.

CREST NET LEASE. We created Crest Net in January 2000 to buy, own and sell properties, primarily to buyers using tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended. (the "Code"). In order to comply with the REIT qualification requirements in force when we created Crest Net, 5% of the common stock of Crest Net, which represented 100% of the voting stock, was not owned by the Company. Effective for 2001, the Code was modified to allow a REIT to own up to 100% of the voting stock and/or value of a corporation that elects with the REIT and qualifies to be treated as a taxable REIT subsidiary. Following the change in the Code, Realty Income and Crest Net jointly elected to treat Crest Net as a taxable REIT subsidiary, effective January 1, 2001, and in May 2001 we acquired the 5% of Crest Net's common stock owned by certain members of our management and the management of Crest Net for $507,000. The acquisition of the 5% of common stock was accounted for under the purchase method of accounting. The disinterested members of our Board of Directors unanimously approved this transaction. Crest Net originally issued this stock for $450,000. Realty Income also received rights to the undistributed earnings on the stock, which totaled $81,200. After this transaction, Realty Income owns 100% of Crest Net's stock.

In 2000, we invested $8.6 million in Crest Net common stock. In February 2000, we entered into a $25 million, revolving credit facility with Crest Net. The financial statements of Crest Net are consolidated into Realty Income's financial statements. All material intercompany transactions have been eliminated in consolidation.

In 2001, Crest Net invested $24.7 million in 26 retail properties. Estimated unfunded development costs on properties under construction at December 31, 2001 totaled $2.8 million. These 26 properties will contain approximately 102,300 of leasable square feet, are 100% leased and have initial lease terms averaging
20.1 years. Three of these properties were sold in 2001.

In 2000, Crest Net invested $28.6 million in nine retail properties. These nine properties contain approximately 398,100 leasable square feet, are 100% leased and have initial lease terms averaging 19.0 years. Eight of these properties were sold during 2000 and 2001.

In 2001, Crest Net sold nine properties from its inventory for $28.9 million and we recorded a gain of $3.4 million, before income taxes. At the end of 2001, Crest Net carried an inventory of $22.3 million, which is included in real estate held for sale on our consolidated balance sheet.

In 2001, Crest Net generated $2.4 million in funds from operations for Realty Income. The contribution, if any, to our FFO by Crest Net will depend on the timing and the number of property sales achieved by Crest Net, if any, in any given year.

In 2000, Crest Net sold two properties for $6.2 million and we recorded a gain of $766,000, before income taxes. In 2000, Crest Net generated $422,000 in funds from operations for Realty Income.


STOCK AND SENIOR DEBT PURCHASE PROGRAM. We regularly review our investment options to determine the best use of our capital. In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common stock, preferred stock and senior debt securities. From time to time since January 2000, we concluded our share price justified purchasing shares since this provided an attractive return on our investment capital. We purchased an aggregate of $6.7 million of our securities from January 2000 through December 2001. In 2001, we invested $169,000 to purchase 6,800 shares of our common stock.

                          FUNDS FROM OPERATIONS ("FFO")

Our FFO for 2001 increased by $10.6 million, or 15.8%, to $77.8 million versus $67.2 million in 2000. FFO in 1999 was $65.9 million. The following is a reconciliation of net income available to common stockholders to FFO and information regarding distributions paid and the diluted weighted average number of shares outstanding for 2001, 2000 and 1999 (dollars in thousands):

                                                                         2001               2000              1999
-----------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders                        $     57,846       $     45,076      $      41,012
Plus:
   Depreciation and amortization                                         29,125             29,003             25,952
   Extraordinary item                                                        --                 --                355
   Provision for impairment losses                                        1,450                 --                 --
Less:
   Depreciation of furniture, fixtures and equipment                       (115)              (128)              (101)
   Gain on sales of investment properties                               (10,478)            (6,712)            (1,301)
-----------------------------------------------------------------------------------------------------------------------

Total funds from operations                                        $     77,828       $     67,239      $      65,917
=======================================================================================================================

Distributions paid to common stockholders                          $     64,871       $     58,262      $      55,925
FFO in excess of distributions to common
   stockholders                                                    $     12,957       $      8,977      $       9,992
Diluted weighted average number of shares
   outstanding                                                       29,281,120         26,700,806         26,826,090

We define FFO, consistent with the National Association of Real Estate Investment Trust's definition, as net income available to common stockholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of investment property and provisions for impairment and (ii) extraordinary items.

The following is a reconciliation of FFO to adjusted FFO for the years ended December 31, 2001, 2000 and 1999. The adjustments are for non-cash items and capitalized expenditures on existing properties in our portfolio (dollars in thousands):

                                                                         2001               2000              1999
-----------------------------------------------------------------------------------------------------------------------
Funds from operations                                              $     77,828       $     67,239      $      65,917
Plus:
   Amortization of settlements on treasury lock agreements                  756                756                756
   Amortization  of  deferred  financing  costs                             958                990                774
   Amortization  of stock compensation                                      301                194                216
Less:
   Capitalized  leasing costs and commissions                              (401)              (308)              (242)
   Capitalized  building  improvements                                     (547)               (90)              (148)
   Straight line rent                                                       (12)              (534)              (747)
-----------------------------------------------------------------------------------------------------------------------
Total adjusted funds from operations                               $     78,883       $      68,247      $      66,526
=======================================================================================================================

We consider FFO and adjusted FFO to be appropriate measures of the performance of equity REITs. Financial analysts use FFO and adjusted FFO in evaluating REITs. FFO and adjusted FFO can be a way to measure a REIT's ability to make cash distribution payments. Presentation of this information is intended to assist the reader in comparing the performance of different REITs, although it should be noted that not all REITs calculate FFO and adjusted FFO the same way; therefore, comparisons with other REITs may not be meaningful.

FFO and adjusted FFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of Realty Income's performance. In addition, FFO and adjusted FFO should not be considered as an alternative to reviewing our cash flows from operating, investing and financing activities as a measure of liquidity, of our ability to make cash distributions or our ability to pay interest payments.

In 2001 and 2000, Crest Net generated $2.4 million and $422,000, respectively, in FFO for Realty Income. The following is a calculation of Crest Net's FFO contribution to Realty Income for 2001 and 2000 (dollars in thousands):

                                                                    2001                 2000
---------------------------------------------------------------------------------------------------
Gains from the sales of real estate acquired for
  resale                                                  $        3,374       $          766
Rent and other revenue                                             1,816                1,234
Interest expense                                                    (869)                (913)
General and administrative expenses                                 (496)                (333)
State and federal income taxes                                    (1,400)                (332)
---------------------------------------------------------------------------------------------------

Funds from operations contributed by Crest Net            $        2,425       $          422
===================================================================================================



                              RESULTS OF OPERATIONS

Management is required to make a number of assumptions and estimates that directly impact the consolidated financial statements and related disclosures. Those assumptions and estimates are the basis for certain of our accounting policies described in note 2 to the consolidated financial statements. The accounting policies that are most important to the portrayal of the Company's financial condition and results of operations, and require management's most difficult, subjective or complex judgments, are considered to be critical accounting policies. Because of the uncertainties inherent in making assumptions and estimates regarding unknown future outcomes, events may result in significant differences between our estimates and actual results. Management believes that each of our assumptions and estimates are appropriate under the circumstances, and represent the most likely outcome. We believe our critical accounting policies relate to depreciable lives of our real estate assets and recoverability (impairment) of our real estate assets.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31, 2000.

Rental  revenue was $122.1  million for 2001 versus $117.2  million for 2000, an
increase  of  $4.9  million,   or  4.2%.  The  increase  in  rental  revenue  is
attributable to:

o  The 91 properties acquired in 2001, which generated revenue of $2.9 million;
o The 13 properties acquired in 2000, which generated revenue of $6.0 million in 2001 compared to $1.7 million in 2000, an increase of $4.3 million;
o Properties owned by Crest Net, which generated revenue of $1.8 million in 2001 compared to $1.2 million in 2000, an increase of $588,000;
o Properties sold during 2000 and 2001, which generated revenue of $1.4 million in 2001 as compared to $7.0 million in 2000, a decrease of $5.6 million;
o Net rental increase of $900,000 on development properties acquired before 2000 that started paying rent in 2000 and properties that were vacant during part of 2000 or 2001; and
o Same store rents generated on 977 leased properties owned in all of both 2001 and 2000 increased by $1.8 million, or 1.8%, to $105.24 million from $103.41 million.

Of the 1,124 properties in the portfolio at December 31, 2001, 1,119, or 99.6%, are single-tenant properties with the remaining properties being multi-tenant properties. Of the 1,119 single-tenant properties, 1,099, or 98.2%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 10.4 years. Of our 1,099 leased single-tenant properties, 1,087, or 98.9%, were under leases that provide for increases in rents through:

o  Base rent increases tied to a consumer price index with adjustment ceilings;
o  Percentage rent based on a percentage of the tenants' gross sales;
o  Fixed increases; or
o  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $1.7 million in 2001 and $2.0 million in 2000.

Our portfolio of quality retail real estate owned under net leases continues to perform well and provide dependable lease revenue supporting the payment of monthly dividends. At December 31, 2001, our property portfolio of 1,124 retail properties was 98.2% leased with only 20 properties available for lease or sale.

Of the 20 properties not leased at December 31, 2001, transactions to lease or sell eight properties were underway or completed as of March 1, 2002. We anticipate these transactions to be completed during the first half of 2002; although we cannot assure you that all of these properties will be sold or leased within this period.


GAIN ON SALES OF REAL ESTATE ACQUIRED FOR RESALE. In 2001, Crest Net sold nine properties for $28.9 million and we recognized a gain of $3.4 million, before income taxes. In 2000, Crest Net sold two properties for $6.2 million and we recognized a gain of $766,000, before income taxes.

At December 31, 2001, Crest Net had $22.3 million invested in 24 properties, which are held for sale. It is Crest Net's intent to carry an average inventory of between $20 to $25 million in real estate on an ongoing basis. Crest Net generates an earnings spread on the difference between the lease payments it receives and the cost of capital used to acquire the properties. It is our belief that at this level of inventory, these earnings will cover the ongoing operating expenses of Crest Net.

INTEREST EXPENSE. The following is a summary of the five components of interest expense for 2001 and 2000 (dollars in thousands):

                                                                       2001             2000           Net Change
----------------------------------------------------------------------------------------------------------------------
Interest on outstanding loans and notes                             $ 24,479         $ 30,259           $ (5,780)
Amortization of settlements on treasury lock
   agreements                                                            756              756                 --
Credit facility commitment fees                                          513              508                  5
Amortization of credit facility origination costs
   and deferred bond financing costs                                   1,103            1,072                 31
Interest capitalized                                                    (385)          (1,048)               663
----------------------------------------------------------------------------------------------------------------------
Interest expense                                                    $ 26,466         $ 31,547           $ (5,081)
======================================================================================================================

Credit facilities and notes outstanding (dollars in thousands):
Years ended December 31,                                               2001             2000           Net Change
----------------------------------------------------------------------------------------------------------------------

Average outstanding balances                                        $326,050         $384,921           $(58,871)
Average interest rates                                                  7.51%            7.86%            (0.35%)

Interest on outstanding loans and notes was $5.8 million lower in 2001 than in 2000 primarily due to a decrease of $58.9 million in the average outstanding balances and a decrease of 35 basis points in our average interest rate. In 2001, the Federal Reserve decreased the federal funds rate 11 times by an aggregate total of 475 basis points. Correspondingly, the average borrowing rate on our credit facilities has declined during the same period. The average interest rate on our credit facilities decreased to 6.36% in 2001 from 7.67% in 2000. The majority of our credit facilities interest rate reductions in 2001 occurred during the second half of the year.

At December 31, 2001, the weighted average interest rate on our:

o  Credit facility borrowings of $85.3 million was 3.13%;
o  Notes payable of $230 million was 7.99%; and
o  Combined outstanding credit facilities and notes of $315.3 million was 6.68%.

Our debt service coverage ratio for 2001 was 4.4 times and for 2000 was 3.5 times. Debt service coverage ratio is calculated as follows: earnings (income from operations) before interest, taxes, depreciation, amortization and impairment losses ("EBITDA") divided by interest expense. Our EBITDA for the year ended December 31, 2001 and 2000 was $115.9 million and $109.4 million, respectively. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Our fixed coverage ratio for 2001 was 3.2 times and for 2000 was 2.7 times. Fixed coverage ratio is calculated as follows: EBITDA divided by the sum of interest expense and preferred stock dividends. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP.


DEPRECIATION AND AMORTIZATION was $29.1 million in 2001 versus $29.0 million in 2000. The increase in depreciation and amortization was due to the acquisition of properties in 2001, which was offset by property sales in 2001. The majority of our 2001 acquisitions occurred during the fourth quarter. Depreciation of buildings and improvements is computed using the straight-line method over an estimated useful life of 25 years. If we used a shorter or longer estimated useful life it could have a material impact on our results of operations and financial position. We believe that 25 years is an appropriate estimate of useful life.

Amortization of goodwill for each of the years 2001, 2000 and 1999 was $924,000. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 2002, our goodwill will no longer be amortized, but instead will be tested for impairment at least annually. If goodwill is determined to be impaired, a provision for impairment will be recorded to reduce the carrying value to its fair value.


GENERAL AND ADMINISTRATIVE EXPENSES increased by $997,000 to $7.8 million in 2001 versus $6.8 million in 2000. General and administrative expenses as a percentage of revenue increased to 6.2% in 2001 as compared to 5.8% in 2000. Included in general and administrative expenses are $496,000 and $333,000 of expenses attributable to Crest Net in 2001 and 2000, respectively. General and administrative expenses, excluding expenses attributable to Crest Net, increased primarily due to increases in the cost of living, which includes increases in payroll costs.

We had 53 employees at March 1, 2002 compared to 49 employees at March 1, 2001.


PROPERTY EXPENSES are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At December 31, 2001, 20 properties were available for lease or sale, as compared to 25 at December 31, 2000.

Property expenses were $2.5 million in 2001 and $2.0 million in 2000. The $500,000 increase in property expenses is primarily attributable to an increase in portfolio property insurance and costs associated with properties available for lease.


OTHER EXPENSES were $1.8 million in 2001 and $813,000 in 2000. The increase in 2001 is primarily attributable to an increase in Crest Net income taxes. The following is a summary of our other expenses in 2001 and 2000 (dollars in thousands):

                                                                            2001              2000           Net Change
----------------------------------------------------------------------------------------------------------------------

Realty Income state and local income taxes                          $      396          $   481           $    (85)
Crest Net income taxes                                                   1,400              332              1,068
----------------------------------------------------------------------------------------------------------------------

Other expenses                                                       $   1,796          $   813           $    983
======================================================================================================================


PROVISION FOR IMPAIRMENT LOSSES of $1.45 million was recorded in 2001. No provision for impairment loss was recorded in 2000 or 1999. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. The carrying value of our real estate is the largest component of our consolidated balance sheet. If we were required to reduce the carrying value of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations and financial position.

GAIN ON SALES OF INVESTMENT PROPERTIES. In 2001, we sold 35 properties for a total of $39.5 million and recognized a gain of $10.5 million. In 2000, we sold 21 properties for a total of $45.2 million and recognized a gain of $6.7 million. Included in the 21 properties sold in 2000, are two properties leased by one of our tenants that we exchanged, valued at $22.7 million, for two other properties owned by that tenant. The gain recognized from property sales in 2001 was $10.5 million, or $3.8 million greater than the gain recognized from property sales in 2000 of $6.7 million.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sales proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease terms. At December 31, 2001, we classified real estate with a carrying amount of $23.4 million as held for sale, of which $22.3 million is owned by Crest Net. Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified. We anticipate we will receive up to $50 million in proceeds from the sale of investment properties during the next 12 months. We intend to invest these proceeds into new retail property acquisitions.


PREFERRED STOCK DIVIDENDS. We paid preferred stock dividends of $9.7 million in both 2001 and 2000.


NET INCOME AVAILABLE TO COMMON STOCKHOLDERS in 2001 increased by $12.7 million to $57.8 million versus $45.1 million in 2000.

The calculation to determine net income available to common stockholders includes gains and losses from the sale of investment properties. The amount of gains and losses varies from year to year based on the timing of property sales and can significantly impact net income available to common stockholders.


THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999.

RENTAL REVENUE was $117.2 million for 2000 versus $104.3 million for 1999, an increase of $12.9 million, or 12.4%. The increase in rental revenue was primarily due to the acquisition of 110 properties in 1999. These properties generated revenue of $15.4 million in 2000 compared to $6.9 million in 1999, an increase of $8.5 million. Included in rental revenue for 2000 is $1.2 million from properties owned by Crest Net.

Percentage rent, which is included in rental revenue, was $2.0 million in 2000 and $1.7 million in 1999. Same store rents generated on 894 leased properties owned during all of both 2000 and 1999 increased by $1.5 million or 1.7%, to $91.0 million from $89.5 million.


GAIN ON SALES OF REAL ESTATE ACQUIRED FOR RESALE. In 2000, Crest Net sold two properties for $6.2 million and we recognized a gain on the sales of $766,000, before income taxes. Crest Net was formed in 2000.

INTEREST EXPENSE. The following is a summary of the five components of interest expense for 2000 and 1999 (dollars in thousands):

                                                                       2000              1999           Net Change
----------------------------------------------------------------------------------------------------------------------
Interest on outstanding loans and notes                             $ 30,259          $ 24,254            $6,005
Amortization of settlements on treasury lock
   agreements                                                            756               756                --
Credit facility commitment fees                                          508               268               240
Amortization of credit facility origination costs
   and deferred bond financing costs                                   1,072               839               233
Interest capitalized                                                  (1,048)           (1,644)              596
----------------------------------------------------------------------------------------------------------------------
Interest expense                                                    $ 31,547          $ 24,473            $7,074
======================================================================================================================

Credit facilities and notes outstanding (dollars in thousands):
Years ended December 31,                                               2000              1999           Net Change
----------------------------------------------------------------------------------------------------------------------

Average outstanding balances                                        $384,921          $325,564           $59,357
Average interest rates                                                  7.86%             7.45%              0.41%

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

Our debt service coverage ratio for the years ended December 31, 2000 and 1999 was 3.5 times and 3.9 times, respectively. Our EBITDA (as defined above) for the years ended December 31, 2000 and 1999 was $109.4 million and $96.2 million, respectively. Our fixed coverage ratio for 2000 was 2.7 times and for 1999 was
3.2 times.


DEPRECIATION AND AMORTIZATION was $29.0 million in 2000 versus $26.0 million in 1999. The increase in 2000 was primarily due to the full-year effect of depreciation on the properties acquired in 1999.


GENERAL AND ADMINISTRATIVE EXPENSES increased by $301,000 to $6.8 million in 2000 versus $6.5 million in 1999. General and administrative expenses as a percentage of revenue decreased to 5.8% in 2000 as compared to 6.3% in 1999. Included in general and administrative expenses for 2000 are $305,000 of expenses attributable to Crest Net.


PROPERTY  EXPENSES  were $2.0  million  in 2000 and $1.8  million  in 1999.  The
$210,000 increase in property expenses is primarily attributable to costs associated with properties available for lease.

OTHER EXPENSES were $813,000 in 2000 and $430,000 in 1999. The increase in 2000 is primarily attributable to Crest Net state and federal income taxes of $332,000. The following is a summary of our other expenses for the years ended December 31, 2000 and 1999 (dollars in thousands):

                                                                            2000              1999           Net Change
----------------------------------------------------------------------------------------------------------------------
Realty Income state and local income taxes                               $ 481            $ 430             $   51
Crest Net income taxes                                                     332               --                332
----------------------------------------------------------------------------------------------------------------------

Other expenses                                                           $ 813            $ 430              $ 383
======================================================================================================================


NO PROVISION FOR IMPAIRMENT LOSS was recorded in 2000 or 1999.


GAIN ON SALES OF INVESTMENT PROPERTIES. In 2000, we sold 21 properties for a total of $45.2 million and recognized a gain of $6.7 million. Included in the 21 properties sold in 2000, are two properties leased by one of our tenants that we exchanged, valued at $22.7 million, for two other properties owned by that tenant. In 1999, we sold three properties for $9.4 million and recognized a gain of $1.3 million.


EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF CREDIT FACILITY. In December 1999, our $170 million credit facility was canceled simultaneously with the execution of our $200 million credit facility and unamortized fees of $355,000 relating to the $170 million credit facility were recorded as an extraordinary loss on the early extinguishment of the credit facility in 1999.


PREFERRED STOCK DIVIDENDS. We paid preferred stock dividends of $9.7 million in 2000 and $5.2 million in 1999. Our outstanding preferred stock was issued during the second and third quarters of 1999.


NET INCOME AVAILABLE TO COMMON STOCKHOLDERS in 2000 increased 10.0%, to $45.1 million versus $41.0 million in 1999.


                               IMPACT OF INFLATION

Tenant leases generally provide for limited increases in rent as a result of increases in the tenants' sales volumes, increases in the consumer price index, and/or fixed increases. We expect that inflation will cause these lease provisions to result in increases in rent over time. During times when inflation is greater than increases in rent as provided for in the leases, rent increases may not keep up with the rate of inflation.

Approximately 97.8% or 1,099 of the 1,124 properties in the portfolio are leased to tenants under net leases whereby the tenant is responsible for property costs and expenses. These lease features reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

                       IMPACT OF ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company adopted the provisions of Statement No. 141 in 2001. The adoption of Statement No. 141 has not had a material effect on our financial position, results of operations or liquidity.

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No.
142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

The Company adopted Statement No. 142 effective January 1, 2002. At the date of adoption, the Company had unamortized goodwill in the amount of $17.2 million. The Company does not have any intangible assets or unamortized negative goodwill. Amortization expense related to goodwill was $924,000 for each of the years 2001, 2000 and 1999. We have not yet determined the impact of Statement No. 142 on our financial position, results of operations or liquidity.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Effective January 1, 2002, Statement No. 144 superseded Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement No. 144 requires long-lived assets to be disposed of to be measured at the lower of carrying amount or fair value less cost to sell. We anticipate our adoption of Statement No. 144 will not have a material effect on our financial position, results of operations or liquidity.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

We are exposed to interest rate changes primarily as a result of our credit facilities and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve our objectives we borrow long-term debt primarily at fixed rates and may selectively enter into derivative financial instruments such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at December 31, 2001. We do not enter, and have not entered, into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in table in millions):

                                       Expected Maturity Data
                                    2003             Thereafter           Total            Fair Value(2)
                                    ----             ----------           -----            -------------

Fixed rate debt                      --                 $230.0(1)        $230.0                $230.1
Average interest rate                --                     7.99%           7.99%
Variable rate debt                  $85.3                    --           $85.3                 $85.3
Average interest rate                  3.13%                 --             3.13%


(1) $110 million matures in 2007, $100 million matures in 2008 and $20 million matures in 2009.

(2) We base the fair value of the fixed rate debt at December 31, 2001 on the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

The table incorporates only those exposures that exist at December 31, 2001; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during the period, our hedging strategies at the time and interest rates.


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

TABLE OF CONTENTS                                                                                     PAGE



         A.     Independent Auditors' Report.........................................................   37

         B.     Consolidated Balance Sheets,
                December 31, 2001 and 2000...........................................................   38

         C.     Consolidated Statements of Income,
                Years ended December 31, 2001, 2000 and 1999.........................................   39

         D.     Consolidated Statements of Stockholders' Equity,
                Years ended December 31, 2001, 2000 and 1999.........................................   40

         E.     Consolidated Statements of Cash Flows,
                Years ended December 31, 2001, 2000 and 1999.........................................   41

         F.     Notes to Consolidated Financial Statements...........................................   42

         G.     Consolidated Quarterly Financial Data
                (unaudited) for 2001 and 2000........................................................   54

         H.     Schedule III Real Estate and Accumulated Depreciation

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                          /s/KPMG LLP


San Diego, California
January 18, 2002,
   except as to Note 21, which is
   as of February 28, 2002



                                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                   -----------------------------------------

                                            December 31, 2001 and 2000
                                 (dollars in thousands, except per share data)

                                                                                    2001               2000
------------------------------------------------------------------------------------------------------------------
ASSETS Real estate, at cost:
     Land                                                                         $ 412,455            $ 368,057
     Buildings and improvements                                                     765,707              705,470
------------------------------------------------------------------------------------------------------------------
                                                                                  1,178,162            1,073,527
     Less accumulated depreciation and amortization                                (233,848)            (212,379)
------------------------------------------------------------------------------------------------------------------

          Net real estate held for investment                                       944,314              861,148
     Real estate held for sale, net                                                  23,356               33,130
------------------------------------------------------------------------------------------------------------------
          Net real estate                                                           967,670              894,278
Cash and cash equivalents                                                             2,467                3,815
Accounts receivable                                                                   4,857                5,053
Goodwill, net                                                                        17,206               18,130
Other assets                                                                         11,508               13,490
------------------------------------------------------------------------------------------------------------------

          Total assets                                                          $ 1,003,708             $934,766
==================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                                                             $   6,238             $  4,914
Accounts payable and accrued expenses                                                 5,834                5,969
Other liabilities                                                                     4,543                4,314
Lines of credit payable                                                              85,300              174,000
Notes payable                                                                       230,000              230,000
------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                              331,915              419,197
------------------------------------------------------------------------------------------------------------------


Commitments and contingencies

Stockholders' equity
Preferred stock and paid in capital, par value $1.00 per share,
    20,000,000 shares authorized, 4,125,700 shares issued and outstanding            99,368               99,368
Common stock and paid in capital, par value $1.00 per share,
    100,000,000 shares authorized, 32,829,111 and 26,563,519
    shares issued and outstanding in 2001 and 2000, respectively                    795,505              630,932
Distributions in excess of net income                                              (223,080)            (214,731)
------------------------------------------------------------------------------------------------------------------

    Total stockholders' equity                                                      671,793              515,569
------------------------------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity                                  $ 1,003,708            $ 934,766
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



                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                         --------------------------------------------------

                                            Years Ended December 31, 2001, 2000 and 1999
                                            (dollars in thousands, except per share data)

                                                              2001                 2000                 1999
---------------------------------------------------------------------------------------------------------------------
REVENUE
    Rental                                              $      122,061       $      117,190       $      104,270
    Gain on sales of real estate acquired for resale             3,374                  766                   --
    Interest and other                                             836                  354                  240
---------------------------------------------------------------------------------------------------------------------

                                                               126,271              118,310              104,510
---------------------------------------------------------------------------------------------------------------------

EXPENSES
    Interest                                                    26,466               31,547               24,473
    Depreciation and amortization                               29,125               29,003               25,952
    General and administrative                                   7,836                6,839                6,538
    Property                                                     2,518                2,032                1,822
    Other                                                        1,796                  813                  430
    Provision for impairment losses                              1,450                   --                   --
---------------------------------------------------------------------------------------------------------------------

                                                                69,191               70,234               59,215
---------------------------------------------------------------------------------------------------------------------

Income from operations                                          57,080               48,076               45,295
Gain on sales of investment properties                          10,478                6,712                1,301
---------------------------------------------------------------------------------------------------------------------

Income before extraordinary item                                67,558               54,788               46,596
Extraordinary loss on early extinguishment
    of credit facility                                              --                   --                 (355)
---------------------------------------------------------------------------------------------------------------------

Net income                                                      67,558               54,788               46,241
Preferred stock dividends                                       (9,712)              (9,712)              (5,229)
---------------------------------------------------------------------------------------------------------------------

Net income available to common stockholders            $        57,846       $       45,076       $       41,012
=====================================================================================================================

Basic and diluted amounts per common share:
    Income before extraordinary item                   $          1.98      $          1.69      $          1.54
    Extraordinary item                                              --                   --                (0.01)
---------------------------------------------------------------------------------------------------------------------

Net income per common share                            $          1.98       $         1.69      $          1.53
=====================================================================================================================







The accompanying notes to consolidated financial statements are an integral part of these statements.



                                    REALTY INCOME CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             --------------------------------------------------------------------------

                                            Years Ended December 31, 2001, 2000 and 1999
                                                       (dollars in thousands)



                                                                           Preferred          Common
                                                       Shares of           stock and        stock and     Distributions
                                             -------------------------
                                             Preferred      Common          paid in          paid in       in excess of
                                               Stock         Stock          capital          capital        net income        Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                        --      26,817,103    $        --          636,486    $    (186,277)    $ 450,209

Net income                                        --              --             --               --           46,241        46,241
Distributions paid and payable                    --              --             --               --          (61,423)      (61,423)
Shares issued in stock offering, net
    of offering costs of $3,821            4,140,000              --         99,679               --               --        99,679
Shares issued                                     --           5,600              --              139              --           139
Shares forfeited                                  --            (539)            --             (14)               --           (14)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                 4,140,000      26,822,164         99,679          636,611         (201,459)      534,831

Net income                                        --              --             --               --           54,788        54,788
Distributions paid and payable                    --              --             --               --          (68,060)      (68,060)
Shares purchased                             (14,300)       (284,500)          (276)          (6,223)              --        (6,499)
Shares issued                                     --          27,800             --              593               --           593
Shares forfeited                                  --          (1,945)            --              (49)              --           (49)
Stock offering costs                              --               --           (35)              --               --           (35)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                 4,125,700      26,563,519         99,368          630,932         (214,731)      515,569

Net income                                        --              --             --               --           67,558        67,558
Distributions paid and payable                    --              --             --               --          (75,907)      (75,907)
Shares issued in stock offerings, net
    of offering costs of $9,044                   --       5,900,000             --          157,041               --       157,041
Shares purchased                                  --          (6,800)            --             (169)              --          (169)
Shares issued                                     --         380,527             --            9,340               --         9,340
Shares forfeited                                  --          (8,135)            --             (202)              --          (202)
Deferred stock compensation, net of
  forfeitures and amortization                    --              --             --           (1,437)              --        (1,437)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                 4,125,700      32,829,111    $    99,368     $    795,505      $  (223,080)    $ 671,793
====================================================================================================================================







The accompanying notes to consolidated financial statements are an integral part of these statements.


                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      --------------------------------------------------------

                                            Years Ended December 31, 2001, 2000 and 1999
                                                       (dollars in thousands)


                                                                            2001              2000               1999
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $       67,558    $       54,788     $       46,241
Adjustments to net income:
   Depreciation and amortization                                              29,125            29,003             25,952
   Provision for impairment losses                                             1,450                --                 --
   Investments in real estate acquired for resale                            (24,535)          (28,577)                --
   Proceeds from sales of real estate acquired for resale                     28,912             6,215                 --
   Gain on sales of real estate acquired for resale                           (3,374)             (766)                --
   Gain on sales of investment properties                                    (10,478)           (6,712)            (1,301)
   Extraordinary item                                                             --                --                355
   Amortization of deferred stock compensation                                   301                --                 --
Changes in assets and liabilities:
   Accounts receivable and other assets                                        1,125               485                 25
   Accounts payable, accrued expenses and other liabilities                      (49)            2,154                882
----------------------------------------------------------------------------------------------------------------------------

   Net cash provided by operating activities                                  90,035            56,590             72,154
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties                                  39,543            22,536              9,431
Acquisition of and additions to investment properties                       (132,291)          (56,142)          (174,056)
Increase in other assets                                                          --              (450)                --
Payment of other liabilities                                                      --                --             (1,713)
----------------------------------------------------------------------------------------------------------------------------

   Net cash used in investing activities                                     (92,748)          (34,056)          (166,338)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit                                              196,300           157,700            221,200
Payments under lines of credit                                              (285,000)         (102,900)          (186,800)
Distributions to common stockholders                                         (64,871)          (58,262)           (55,925)
Distributions to preferred stockholders                                       (9,712)           (9,712)            (5,229)
Proceeds from common stock offerings,
    net of offering costs                                                    157,041                --                 --
Proceeds from preferred stock offerings,
    net of offering costs                                                         --               (35)            99,679
Proceeds from other stock issuances                                            7,776               216                 --
Proceeds from notes issued, net of costs of $501                                  --                --             19,499
Shares purchased                                                                (169)           (6,499)                --
----------------------------------------------------------------------------------------------------------------------------

   Net cash provided by (used in) financing activities                         1,365           (19,492)            92,424
----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                          (1,348)            3,042             (1,760)

Cash and cash equivalents, beginning of year                                   3,815               773              2,533
----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                $        2,467    $        3,815     $          773
============================================================================================================================
For supplemental disclosures, see note 15.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        December 31, 2001, 2000 and 1999


1. ORGANIZATION AND OPERATION

Realty Income Corporation ("Realty Income," the "Company," "we" or "our") is organized as a Maryland corporation. We invest in commercial retail real estate and have elected to be taxed as a real estate investment trust ("REIT"). At December 31, 2001, we owned 1,124 properties in 48 states containing over 9.6 million leasable square feet, excluding 24 properties owned by our subsidiary, Crest Net Lease, Inc. ("Crest Net").


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Realty Income, Crest Net and other entities for which we make operational and financial decisions (control), after elimination of all material intercompany balances and transactions.

Cash Equivalents - We consider all short-term, highly liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Depreciation and Amortization - Depreciation of buildings and improvements and amortization of goodwill are computed using the straight-line method over an estimated useful life of 25 years. Amortization of goodwill for each of the years 2001, 2000 and 1999 was $924,000. In accordance with the Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets," effective January 2002, our goodwill will no longer be amortized, but instead will be tested for impairment at least annually.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 reflects the basic principles of revenue recognition in existing accounting principles generally accepted in the United States of America ("U.S."). The Company adopted SAB 101 in the first quarter of 2000, which had no effect on the Company's consolidated financial statements.

Federal Income Taxes - We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended ("IRS Code"). We believe Realty Income has qualified and continues to qualify as a REIT and therefore will be permitted to deduct distributions paid to its stockholders, eliminating the federal taxation of income represented by those distributions at the Company's level. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of Crest Net, which totaled $1.2 million and $264,000 in 2001 and 2000, respectively, and are included in other expenses.

Earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due to differences for IRS Code purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties, among other things.

The following reconciles our net income available to common stockholders to taxable income for the year ended December 31, 2001 (dollars in thousands) (unaudited):

Net income available to common stockholders                            $ 57,846
Tax gain on sale of real estate less than book gain                     (12,734)
Dividends received from Crest Net                                         2,500
Elimination of net revenue and expenses from Crest Net                   (3,314)
Preferred dividends not deductible for tax                                9,712
Depreciation and amortization timing differences                          9,951
Impairment losses                                                         1,450
Other adjustments                                                          (617)
--------------------------------------------------------------------------------

Estimated taxable net income                                           $ 64,794
================================================================================

Maintenance and Repairs - Expenditures for maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

Provision for Impairment Losses - We review long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment loss is measured as the amount by which the current book value of the asset exceeds the fair value of the asset. If a property is held for sale, it is carried at the lower of cost or estimated fair value, less costs to sell. A provision for impairment losses of $1.45 million was recorded in 2001. No provision for impairment loss was recorded in 2000 or 1999.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation, for the years ended December 31:

                                                                   2001                2000                1999
-----------------------------------------------------------------------------------------------------------------------
Weighted average shares used for
    basic net income per share computation                      29,225,359          26,684,598          26,822,285
Incremental shares from the assumed
    exercise of stock options                                       55,761              16,208               3,805
-----------------------------------------------------------------------------------------------------------------------
Adjusted weighted average shares used for
    diluted net income per share computation                    29,281,120          26,700,806          26,826,090
=======================================================================================================================

In 2001, no stock options were anti-dilutive. In 2000 and 1999, 296,653 and 186,181 stock options, respectively, were anti-dilutive and therefore excluded from the incremental shares from the assumed exercise of stock options.

Stock Option Plan - We account for our stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma income per share disclosures for employee stock option grants made after 1994, as if the fair-value based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Derivative Financial Instruments - In two instances, in 1996 and 1998, we used interest rate treasury lock agreements to protect against the possibility of rising interest rates. These instruments each met the requirement for hedge accounting, including a high correlation to a specific transaction. Accordingly, the amount received and paid under the terms of the agreements is recognized in income as a yield adjustment to interest expense.

Use of Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Management believes that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to depreciable lives of our real estate assets and recoverability (impairment) of our real estate assets. We believe our estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.


3. INVESTMENT IN SUBSIDIARY

In January 2000, we acquired 95% of the common stock of Crest Net, all of which is non-voting, and certain members of our management and Crest Net management acquired 5% of the common stock, all of which is voting stock. In May 2001, we acquired the 5% of common stock of Crest Net owned by certain members of our management and management of Crest Net for $507,000. The acquisition of the 5% of common stock was accounted for under the purchase method of accounting. After this transaction, Realty Income owns 100% of the stock of Crest Net. Crest Net was created to buy, own and sell properties, primarily to buyers using tax-deferred exchanges, under Section 1031 of the IRS Code.

At December 31, 2001 and 2000, investments in properties owned by Crest Net totaled $22.3 million and $23.1 million, respectively, and are included in real estate held for sale, net in our consolidated balance sheets.

4. CREDIT FACILITIES

A. In December 1999, we entered into a $200 million, revolving, unsecured acquisition credit facility that expires in December 2003. The $200 million credit facility is with The Bank of New York, as administrative agent, and several U.S. and non-U.S. banks. At December 31, 2001 and 2000, the outstanding balances on the acquisition credit facility were $63.7 million and $149.9 million, respectively, with an effective interest rate of approximately 3.1% and 7.8%, respectively. The $200 million credit facility currently bears interest at 1.225% over the London Interbank Offered Rate ("LIBOR") and offers us other interest rate options. A facility fee of 0.225% per annum accrues on the total commitment of the credit facility.

In December 1999, our previous $170 million credit facility was canceled simultaneously with the execution of the $200 million credit facility, and unamortized fees of $355,000 relating to our $170 million credit facility were recorded as an extraordinary loss on early extinguishment of the credit facility.

B. In February 2000, we entered into a $25 million, three-year, revolving, unsecured credit agreement with the Bank of Montreal, which expires in February 2003. At December 31, 2001 and 2000, the outstanding balances on the credit facility were $21.6 million and $24.1 million, respectively, with an effective interest rate of approximately 3.2% and 7.9%, respectively. The $25 million credit facility bears interest at 1.225% over LIBOR. A facility fee of 0.225% per annum accrues on the total commitment of the credit facility.

C. The average borrowing rate on our credit facilities during 2001 was 6.4% or 130 basis points lower than our average borrowing rate during 2000 of 7.7%. Our credit facilities are subject to various leverage and interest coverage ratio limitations. The Company is and has been in compliance with these covenants.

D. In 2001, 2000 and 1999, interest of $385,000, $1.0 million and $1.6 million, respectively, was capitalized with respect to properties under development.


5. NOTES PAYABLE

In January 1999, we issued $20 million of 8.0% senior notes due 2009 (the "1999 Notes"). The 1999 Notes are unsecured and were sold at 98.757% of par to yield 8.1%. Interest on the 1999 Notes is payable semiannually.

In October 1998, we issued $100 million of 8.25% Monthly Income Senior Notes due 2008 (the "1998 Notes"). The 1998 Notes are unsecured and were sold at par ($25.00). In May 1998, we entered into a treasury interest rate lock agreement associated with the 1998 Notes. In settlement of the agreement, we made a payment of $8.7 million in October 1998. The payment on the agreement is being amortized over 10 years (the life of the 1998 Notes) as a yield adjustment to interest expense. After taking into effect the results of a treasury interest rate lock agreement, the effective rate to us on the 1998 Notes is 9.12%. Interest on the 1998 Notes is payable monthly.

In May 1997, we issued $110 million of 7.75% senior notes due 2007 (the "1997 Notes"). The 1997 Notes are unsecured and were sold at 99.929% of par to yield 7.76%. In December 1996, we entered into a treasury interest rate lock agreement associated with the 1997 Notes. In settlement of the agreement, we received $1.1 million in June 1997. The payment received on the agreement is being amortized over 10 years (the life of the 1997 Notes) as a yield adjustment to interest expense. After taking into effect the results of a treasury interest rate lock agreement, the effective interest rate to us on the 1997 Notes is 7.62%. Interest on the 1997 Notes is payable semiannually.

Interest incurred on the 1999 Notes, 1998 Notes and 1997 Notes collectively for the years ended December 31, 2001, 2000 and 1999 was $18.4 million, $18.4 million and $18.3 million, respectively.

6. PROPERTY ACQUISITIONS

A. In 2001, we invested $131.8 million in 91 new retail properties and properties under development with an average initial contractual lease rate of 11.0%. In 2000, we invested $70.0 million in 13 new retail properties and properties under development with an average initial contractual lease rate of 10.8%.

B. In 2001,  Crest Net invested  $24.7 million in 26 new retail  properties.  In
2000, Crest Net invested $28.6 million in nine new retail properties. At December 31, 2001, Crest Net owned 24 properties that are held for sale.


7. DISTRIBUTIONS PAID AND PAYABLE

A. We pay monthly distributions to our common stockholders. The following is a summary of monthly cash distributions paid per common share for the years ended December 31:

                Month                        2001                        2000                     1999
      ----------------------------------------------------------------------------------------------------------
      January                              $0.18500                   $0.18000                  $0.17000
      February                              0.18500                    0.18000                   0.17000
      March                                 0.18500                    0.18000                   0.17000
      April                                 0.18625                    0.18125                   0.17250
      May                                   0.18625                    0.18125                   0.17250
      June                                  0.18625                    0.18125                   0.17250
      July                                  0.18750                    0.18250                   0.17500
      August                                0.18750                    0.18250                   0.17500
      September                             0.18750                    0.18250                   0.17500
      October                               0.18875                    0.18375                   0.17750
      November                              0.18875                    0.18375                   0.17750
      December                              0.18875                    0.18375                   0.17750
      ----------------------------------------------------------------------------------------------------------

      Total                                $2.24250                   $2.18250                  $2.08500
      ==========================================================================================================

The following presents the federal income tax characterization of distributions paid or deemed to be paid to common stockholders for the years ended
December 31:

                                             2001                        2000                     1999
      ----------------------------------------------------------------------------------------------------------

      Ordinary income                      $1.94838                   $1.76796                  $1.84680
      Return of capital                     0.29412                    0.41454                   0.19860
      Capital gain                               --                         --                   0.03960
      ----------------------------------------------------------------------------------------------------------

      Totals                               $2.24250                   $2.18250                  $2.08500
      ==========================================================================================================

At December 31, 2001, a distribution of $0.19 per common share was declared (and was paid in January 2002). At December 31, 2000, a distribution of $0.185 per common share was declared (and was paid in January 2001).

B. In May 1999, we issued 2,760,000 shares of 9 3/8% Class B cumulative redeemable preferred stock (the "Class B Preferred"). Beginning May 25, 2004, the Class B Preferred shares are redeemable at our option at $25.00 per share. Dividends on the Class B Preferred are paid quarterly in arrears. For the years ended December 31, 2001, 2000 and 1999, dividends of $6.4 million, $6.4 million and $3.9 million, respectively, were paid on our Class B Preferred.

The following presents the federal income tax characterization of dividends paid or deemed to be paid to Class B Preferred stockholders for the years ended December 31:

                                             2001                        2000                     1999
      ----------------------------------------------------------------------------------------------------------
      Ordinary income                      $2.34360                   $2.34360                  $1.37310
      Capital gain                               --                         --                   0.02660
      ----------------------------------------------------------------------------------------------------------

      Totals                               $2.34360                   $2.34360                  $1.39970
      ==========================================================================================================

C. In July 1999, we issued 1,380,000 shares of 9 1/2% Class C cumulative redeemable preferred stock (the "Class C Preferred"). Beginning July 30, 2004, the Class C Preferred shares are redeemable at our option at $25.00 per share. Dividends on the Class C Preferred are paid monthly in arrears. For the years ended December 31, 2001, 2000 and 1999, dividends of $3.3 million, $3.3 million and $1.4 million, respectively, were paid on our Class C Preferred.

The following presents the federal income tax characterization of dividends paid or deemed to be paid to Class C Preferred stockholders for the years ended December 31:

                                             2001                        2000                     1999
      ----------------------------------------------------------------------------------------------------------
      Ordinary income                      $2.37480                   $2.37480                  $0.97070
      Capital gain                               --                         --                   0.01880
      ----------------------------------------------------------------------------------------------------------

      Totals                               $2.37480                   $2.37480                  $0.98950
      ==========================================================================================================


8. COMMON STOCK OFFERINGS

A. In May 2001, we issued 2,850,000 shares of common stock at a price of $27.80 per share. We issued an additional 100,000 shares in May 2001 when the underwriters exercised their over-allotment option. The net proceeds of $77.5 million were used to repay borrowings under our $200 million acquisition credit facility and for other general corporate purposes.

B. In October 2001, we issued 2,600,000 shares of common stock at a price of $28.50 per share. In November 2001, 350,000 additional shares were issued when the underwriters exercised their over-allotment option. The net proceeds of $79.5 million were used to repay borrowings under our $200 million acquisition credit facility and for other general corporate purposes.


9. PREFERRED STOCK OFFERINGS

A. In May 1999, we issued 2,760,000 shares of Class B Preferred stock at a price of $25.00 per share. The net proceeds of $66.5 million were used to repay bank borrowings. At December 31, 2001 and 2000, 2,745,700 of these shares were outstanding.

B. In July 1999, we issued 1,380,000 shares of Class C Preferred stock at a price of $25.00 per share. The net proceeds of $33.2 million were used to repay bank borrowings. At December 31, 2001 and 2000, all of these shares were outstanding.

10. PURCHASES OF REALTY INCOME SECURITIES

In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common stock, preferred stock and senior debt securities. We purchased an aggregate of $6.7 million of our securities from January 2000 through December 2001.

In 2001, we invested $169,000 to purchase 6,800 shares of our common stock at an average price of $24.82 per share. In 2000, we invested $6.5 million to purchase 284,500 shares of common stock at an average price of $21.87 per share and 14,300 shares of our Class B preferred stock at an average price of $19.27 per share.


11. OPERATING LEASES

A. General - At December 31, 2001, we owned 1,124 properties in 48 states, excluding properties owned by Crest Net. Of these 1,124 properties, 1,119 are single-tenant and the remainder are multi-tenant. At December 31, 2001, 20 properties were vacant and available for lease or sale.

Substantially all leases are net leases whereby the tenant pays property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Percentage rent for 2001, 2000 and 1999 was $1.7 million, $2.0 million and $1.7 million, respectively.

At December 31, 2001, minimum annual rents to be received on the operating leases are as follows (dollars in thousands):

                        FOR THE YEARS ENDING DECEMBER 31,
------------------------------------------------------------------------
                 2002                     $         127,981
                 2003                               119,882
                 2004                               112,221
                 2005                               102,963
                 2006                                96,383
              Thereafter                            816,032
------------------------------------------------------------------------

                TOTAL                     $       1,375,462
========================================================================

B. Major Tenants - The following schedule presents rental revenue, including percentage rents, from tenants representing more than 10% of our total revenue for the years ended December 31, 2001, 2000 or 1999 (dollars in thousands):

Tenants                                      2001              2000         1999
--------------------------------------------------------------------------------
Children's World Learning Centers, Inc.   $14,830           $14,698      $14,371
La Petite Academy, Inc.                    -- (1)            12,233       10,730

(1) Rental revenue from La Petite Academy, Inc. represented less than 10% of our total revenue for 2001.

12. GAIN ON SALES OF REAL ESTATE ACQUIRED FOR RESALE

In 2001, Crest Net sold nine properties for $28.9 million. We recognized a gain of $3.4 million on the sales of these properties.

In 2000, Crest Net sold two properties for $6.2 million. We recognized a gain of $766,000 on the sales of these properties.

13. GAIN ON SALES OF INVESTMENT PROPERTIES

In 2001, we sold 35 properties for $39.5 million and recognized a gain of $10.5 million.

In 2000, we sold or exchanged 21 properties for $45.2 million and recognized a gain of $6.7 million. Included in the 21 properties were two properties leased by one of our tenants that we exchanged for two other properties owned by that tenant for no gain (see note 15B).

In 1999, we sold three properties for $9.4 million and recognized a gain of $1.3 million.


14. FAIR VALUE OF FINANCIAL INSTRUMENTS

We believe that the carrying values reflected in the consolidated balance sheets at December 31, 2001 and 2000 reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for lines of credit payable and notes payable. In making these assessments, we used estimates. The fair value of the lines of credit payable approximates its carrying value because its terms are similar to those available in the market place. The fair value of the notes payable at December 31, 2001 and 2000 is estimated to be $230.1 million and $212.2 million, respectively, based upon the closing market price per note or indicative price per each note at December 31, 2001 and 2000, respectively.


15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid in 2001, 2000 and 1999 was $25.3 million, $29.8 million and $22.4 million, respectively.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements (dollars in thousands):

A. Additions to properties resulted in the following:

                                                              2001          1999
                                                              ----          ----
             Buildings                                        $421        $9,057
             Real estate held for sale, net                    183            --
             Other liabilities                                 604         9,057

B. In 2000, we exchanged two properties leased by one of our tenants for two other properties owned by that tenant, which resulted in the following:

         Land                                              $(2,031)
         Buildings                                           1,386
         Accumulated depreciation                              645

C. In 2001, the acquisition of the 5% of Crest Net common stock not previously owned by Realty Income resulted in the following:

         Accounts receivable                                $ (450)
         Accounts payable and accrued expenses                (450)

D. In 2001, we reclassified unamortized amounts of restricted stock grants included in other assets to deferred stock compensation (reported as a component of common stock and paid in capital), which resulted in the following:

         Other assets                                       $ (376)
         Deferred stock compensation                           376

E. Restricted stock grants resulted in the following:

                                                                    2001                 2000                 1999
                                                                    ----                 ----                 ----
         Other assets                                              $  --                $ 377                $ 139
         Common stock and paid in capital                          1,564                  377                  139
         Deferred stock compensation                               1,564                  --                   --

F. Restricted stock forfeitures resulted in the following:

                                                                    2001                 2000                 1999
                                                                    ----                 ----                 ----
         Other assets                                              $  --               $ (49)               $ (14)
         Common stock and paid in capital                          (202)                 (49)                 (14)
         Deferred stock compensation                               (202)                  --                   --


16. EMPLOYEE BENEFIT PLAN

We have a 401(k) plan covering substantially all of our employees. Under our 401(k) plan, employees may elect to make contributions to the plan up to a maximum of 15% of their compensation, subject to limits under the IRS Code. We match 50% of our employee's contributions, up to 3% of the employee's compensation. Our aggregate matching contributions each year has been immaterial to our results of operations.


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

In 2001, 2000 and 1999, the Company issued 61,500, 17,800 and 5,600 shares of restricted stock, respectively, which vest over periods ranging from three years to ten years. The weighted average fair market values of the restricted stock issued in 2001, 2000 and 1999 were $25.43, $21.15 and $24.85, respectively.

The following table summarizes our stock option activity for the years 2001, 2000 and 1999:

                                          2001                          2000                           1999
                                --------------------------    --------------------------     -------------------------
                                                 Weighted                    Weighted                      Weighted
                                                 Average                      Average                       Average
                                  Number of      Exercise      Number of     Exercise         Number of    Exercise
                                   Shares         Price          Shares        Price           Shares        Price
----------------------------------------------------------------------------------------------------------------------

Outstanding,
   beginning of year                 618,186     $23.77           647,848      $24.73           438,604      $24.77
Options granted                           --         --           142,000       20.65           220,371       24.67
Options exercised                   (319,027)     24.38           (10,000)      21.63                --          --
Options canceled                     (24,096)     22.50          (161,662)      25.02           (11,127)      25.16
----------------------------------------------             ----------------              ----------------

Outstanding,
   end of year                       275,063      23.16           618,186       23.77           647,848       24.73
==============================================             ================              ================


Options exercisable,
   end of year                       229,875                      438,437                       380,064
Weighted average fair
   value of each option
   granted during the year                --                        $1.65                         $2.23

At December 31, 2001, the options exercisable under the Stock Plan had exercise prices ranging from $20.00 to $26.06 with a weighted average price of $23.29, and expiration dates ranging from August 2004 to February 2010 with a weighted average remaining term of 6.4 years.

The fair value of each stock option grant was estimated at the date of grant using the binomial option-pricing model with the following assumptions:

                                                                       2000                   1999
------------------------------------------------------------------------------------------------------------
Expected dividend yield                                                9.70%                   7.66%
Risk-free interest rate                                                6.30%                   5.04%
Volatility                                                            15.00%                  15.20%
Expected life of options                                            10 years                10 years

We apply APB Opinion No. 25 in accounting for the Stock Plan and, accordingly, no compensation cost has been recognized for our stock options in the consolidated financial statements. Had we determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, our net income available to common stockholders and diluted net income per common share would have been as follows:

                                                          2001                     2000                  1999
----------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders (dollars in thousands):
   As reported                                         $ 57,846                 $ 45,076              $ 41,012
   Pro forma                                             57,630                   44,983                40,536

Diluted net income per common share:
   As reported                                           $ 1.98                   $ 1.69                $ 1.53
   Pro forma                                               1.97                     1.68                  1.51


18. STOCKHOLDER RIGHTS PLAN

In 1998, our Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan") that will expire in July 2008. The Rights Plan assigns one right (a "Right") to purchase one one-hundredth (1/100th) of a share of our Class A Junior Participating Preferred Stock, par value $1.00 per share, for each share of common stock owned on or issued after July 1, 1998. Currently, the Rights are not exercisable and do not trade separately from our common stock.

Under specified circumstances, stockholders will be able to exercise their Rights if a person or group acquires 15% of our common stock or makes a tender offer to acquire 15% or more of our common stock. In these circumstances, stockholders other than the acquirer would be able to exercise the Rights to purchase our common stock or, in some situations, the acquirer's stock at a 50% discount.


19. SEGMENT INFORMATION

We evaluate performance and make resource allocation decisions on a property by property basis. For financial reporting purposes, we have grouped our tenants into 11 reportable segments based upon the business the tenants are in, except for properties owned by Crest Net that are grouped in a separate segment. The Crest Net segment is included in "other non-reportable segments." All of the properties are incorporated into one of the applicable segments. Revenue is the only component of segment profit and loss we measure. The accounting policies of the segments are the same as those described in note 2.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of December 31, 2001 (dollars in thousands):

                                                                                      REVENUE
                                                              --------------------------------------------------------
For the years ended December 31,                                     2001                2000               1999
                                                              --------------------------------------------------------
Segment rental revenue:
   Automotive parts                                                 $ 9,937             $ 9,534           $ 8,878
   Automotive service                                                 6,893               6,864             6,869
   Child care                                                        28,773              28,591            26,428
   Consumer electronics                                               4,734               5,728             5,794
   Convenience stores                                                10,137               9,679             7,557
   Health and fitness                                                 4,305               2,806               639
   Home furnishings                                                   7,224               6,741             7,021
   Restaurants                                                       14,719              14,310            13,785
   Sporting goods                                                     1,116                  --                --
   Theaters                                                           5,209               3,175               582
   Video rental                                                       4,465               4,514             4,444
   Other non-reportable segments(1)                                  24,549              25,248            22,273
Reconciling items:
     Gain on sales of real estate acquired for resale                 3,374                 766                --
     Interest and other                                                 836                 354               240
----------------------------------------------------------------------------------------------------------------------

Total revenue                                                      $126,271            $118,310          $104,510
======================================================================================================================


(1) Consolidates 13 retail industry segments and Crest Net.


                                                                              ASSETS
                                                              ----------------------------------------
As of December 31,                                                   2001                2000
                                                              ----------------------------------------
Segment net real estate:
   Automotive parts                                                $ 73,240            $ 74,487
   Automotive service                                                44,438              47,603
   Child care                                                       142,163             149,838
   Consumer electronics                                              35,950              40,820
   Convenience stores                                                81,701              81,639
   Health and fitness                                                43,549              34,918
   Home furnishings                                                  68,384              70,140
   Restaurants                                                      130,393              82,402
   Sporting goods                                                    50,506                  --
   Theaters                                                          47,273              48,003
   Video rental                                                      37,719              39,598
   Other non-reportable segments(1)                                 212,354             224,830
----------------------------------------------------------------------------------------------------------------------

   Total net real estate                                            967,670             894,278
Non-real estate assets                                               36,038              40,488
----------------------------------------------------------------------------------------------------------------------

Total assets                                                     $1,003,708            $934,766
======================================================================================================================


(1) Consolidates 13 retail industry segments and Crest Net.

20. COMMITMENTS AND CONTINGENCIES

In the ordinary course of our business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated statements taken as a whole.


21. SUBSEQUENT EVENT

In February 2002, we issued 273,150 shares of common stock to a unit investment trust at a net price to us of $30.26 per share, based on a 5% discount to the market price at the time of issuance of $31.85 per share. The net proceeds of $8.2 million were used to repay bank borrowings.


                                       REALTY INCOME CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED QUARTERLY FINANCIAL DATA
                            --------------------------------------------------------------------

                                             (dollars in thousands, except per share data)
                                            (not covered by Independent Auditors' Report)

                                           First          Second           Third          Fourth
                                          Quarter         Quarter         Quarter         Quarter          Year
---------------------------------------------------------------------------------------------------------------------
2001
Total revenue                           $    31,565     $    29,926    $     31,007    $     33,773    $   126,271
Interest expense                              8,059           6,587           6,080           5,740         26,466
Depreciation and
   amortization expense                       7,210           7,158           7,234           7,523         29,125
Other expenses                                3,774           2,869           3,313           3,644         13,600
Income from operations                       12,522          13,312          14,380          16,866         57,080
Net income                                   18,473          13,476          17,186          18,423         67,558
Net income available to
   common stockholders                       16,045          11,048          14,758          15,995         57,846
Basic and diluted net
   income per common share(1)                  0.60            0.39            0.50            0.50           1.98
Dividends paid per
  common share                              0.55500         0.55875         0.56250         0.56625        2.24250

2000
Total revenue                           $    28,355     $    28,441    $     29,885    $     31,629    $   118,310
Interest expense                              7,158           7,471           8,184           8,734         31,547
Depreciation and
   amortization expense                       6,748           6,844           6,913           8,498         29,003
Other expenses                                2,199           2,201           2,668           2,616          9,684
Income from operations                       12,250          11,925          12,120          11,781         48,076
Net income                                   12,912          12,863          12,351          16,662         54,788
Net income available to
   common stockholders                       10,484          10,435           9,923          14,234         45,076
Basic and diluted net
   income per common share                     0.39            0.39            0.37            0.54           1.69
Dividends paid per
  common share                              0.54000         0.54375         0.54750         0.55125        2.18250


(1) Net income per share is computed independently for each quarter and the full year based on the respective weighted average shares outstanding. Therefore, the sum of the quarterly net income per common share amounts may not equal the annual amount reported.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        ---------------------------------------------------------------

We have had no disagreements with our independent auditors' on accountancy or financial disclosure.


PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Director Nominees" and "Officers of the Company" and "Compliance With Federal Securities Laws" in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 7, 2002, to be filed pursuant to Regulation 14A.


ITEM 11: EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 7, 2002, to be filed pursuant to Regulation 14A.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 7, 2002, to be filed pursuant to Regulation 14A.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Transactions" in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 7, 2002, to be filed pursuant to Regulation 14A.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

A.      The following documents are filed as part of this report.

        1.     Financial Statements (see Item 8)

               a.     Independent Auditors' Report

               b.     Consolidated Balance Sheets,
                      December 31, 2001 and 2000

               c.     Consolidated Statements of Income,
                      Years ended December 31, 2001, 2000 and 1999

               d. Consolidated Statements of Stockholders' Equity, Years ended December 31, 2001, 2000 and 1999

               e.     Consolidated Statements of Cash Flows,
                      Years ended December 31, 2001, 2000 and 1999

               f.     Notes to Consolidated Financial Statements

               g.     Consolidated Quarterly Financial Data,
                      (unaudited) for 2001 and 2000

        2. Financial Statement Schedule. Reference is made to page F-1 of this report for Schedule III Real Estate and Accumulated Depreciation.

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

               10.1 Form of assignment and assumption agreement dated March 15, 2002 regarding a $20 million commitment of the $200 million Revolving Credit Agreement, filed herein.

               10.2 $200 million Revolving Credit Agreement dated December 14, 1999 (filed as exhibit 10.1 to the Company's Form 10-K dated December 31, 1999 and incorporated herein by reference).

               10.3 First Amendment dated January 21, 2000 to the $200 million Revolving Credit Agreement dated December 14, 1999 (filed as exhibit 10.2 to the Company's Form 10-K dated
                     December 31, 1999 and incorporated herein by reference).

               10.4 Form of extension agreement dated April 25, 2001 to the $200 million credit facility, extending for one year $180 million of the $200 million commitment to December 2003 (filed as exhibit 10.1 to the Company's Form 10-Q dated March 31, 2001 and incorporated herein by reference).

               10.5 $25 million Revolving Credit Agreement dated February 1, 2000 (filed as exhibit 10.3 to the Company's Form 10-K dated December 31, 1999 and incorporated herein by reference).

               10.6 First Amendment dated March 24, 2000 to the $25 million Revolving Credit Agreement dated February 1, 2000 (filed as exhibit 10.3 to the Company's Form 10-Q dated March 31, 2000 and incorporated herein by reference).

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

               10.15 $25 million Demand Promissory Note dated February 1, 2000 between Realty Income Corporation and Crest Net Lease, Inc. (filed as exhibit 10.1 to the Company's Form 10-Q dated March 31, 2000 and incorporated herein by reference).

               10.16 Master Management Agreement dated January 1, 2000 between
                     Realty Income Corporation and Crest Net Lease, Inc.(filed as exhibit 10.2 to the Company's Form 10-Q dated March 31, 2000 and incorporated herein by reference).

               12.1  Statement re computation of ratios, filed herein.

               21.1 Subsidiaries of the Company as of January 1, 2002, filed herein.

               23.1  Independent Auditors' Consent, filed herein.

B. The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION



By:     /s/THOMAS A. LEWIS
        -----------------------------------
        Thomas A. Lewis
        Vice Chairman of the Board of Directors,
        Chief Executive Officer

Date: March 19, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:     /s/WILLIAM E. CLARK
        -----------------------------------
        William E. Clark
        Chairman of the Board of Directors

Date: March 19, 2002



By:     /s/THOMAS A. LEWIS
        -----------------------------------
        Thomas A. Lewis
        Vice Chairman of the Board of Directors,
        Chief Executive Officer
        (Principal Executive Officer)

Date: March 19, 2002



By:     /s/DONALD R. CAMERON
        ----------------------------
        Donald R. Cameron
        Director

Date: March 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:     /s/ROGER P. KUPPINGER
        Roger P. Kuppinger
        Director

Date: March 19, 2002



By:     /s/MICHAEL D. MCKEE
        ---------------------
        Michael D. McKee
        Director

Date: March 19, 2002



By:     /s/WILLARD H. SMITH JR
        ----------------------------
        Willard H. Smith Jr
        Director

Date: March 19, 2002



By:     /s/KATHLEEN R. ALLEN, Ph.D.
        ----------------------------
        Kathleen R. Allen, Ph.D.
        Director

Date: March 19, 2002



By:     /s/PAUL M. MEURER
        ----------------------------
        Paul M. Meurer
        Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 19, 2002



By:     /s/GREGORY J. FAHEY
        ----------------------------
        Gregory J. Fahey
        Vice President, Controller
        (Principal Accounting Officer)

Date: March 19, 2002

                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION

10.1 Form of assignment and assumption agreement dated March 15, 2002 regarding a $20 million commitment of the $200 million Revolving Credit Agreement, filed herein

12.1           Statement re computation of ratios

21.1           Subsidiaries of the Company as of January 1, 2002

23.1           Independent Auditors' Consent

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Apparel Stores
--------------
Mesa             AZ $ 619,035   $ 867,013    $None $21,947   $ 619,035   $ 888,960    $1,507,995  $ 100,397          02/11/99    300
Danbury          CT 1,083,296   6,217,688     None    None   1,083,296   6,217,688     7,300,984  1,067,030          09/30/97    300
Manchester       CT 1,250,464   5,917,037     None    None   1,250,464   5,917,037     7,167,501    897,124          03/26/98    300
Manchester       CT   771,660   3,653,539     None    None     771,660   3,653,539     4,425,199    553,911          03/26/98    300
Staten Island    NY 4,202,093   3,385,021     None     855   4,202,093   3,385,876     7,587,969    513,083          03/26/98    300

Automotive Parts
----------------
Millbrook        AL   108,000     518,741     None      65     108,000     518,806       626,806     61,229 12/10/98 01/21/99    300
Montgomery       AL   254,465     502,350     None    None     254,465     502,350       756,815     71,165          06/30/98    300
Blytheville      AR   137,913     509,447    6,000    None     137,913     515,447       653,360     72,420          06/30/98    300
Osceola          AR    88,759     520,047     None    None      88,759     520,047       608,806     73,672          06/30/98    300
Wynne            AR    70,000     547,576     None    None      70,000     547,576       617,576     62,852 11/10/98 02/24/99    300
Phoenix          AZ   231,000     513,057     None    None     231,000     513,057       744,057    271,885          11/09/87    300
Phoenix          AZ    71,750     159,359     None    None      71,750     159,359       231,109     84,449          11/19/87    300
Phoenix          AZ   222,950     495,178     None    None     222,950     495,178       718,128    229,021          11/02/89    300
Tucson           AZ   194,250     431,434     None    None     194,250     431,434       625,684    229,935          10/30/87    300
Tucson           AZ   178,297     396,004     None     150     178,297     396,154       574,451    179,119          01/19/90    300
Yuma             AZ   120,750     268,190     None    None     120,750     268,190       388,940    121,306          01/23/90    300
Grass
 Valley          CA   325,000     384,955     None    None     325,000     384,955       709,955    195,581          05/20/88    300
Jackson          CA   300,000     390,849     None    None     300,000     390,849       690,849    195,546          05/17/88    300
Sacramento       CA   210,000     466,419     None    None     210,000     466,419       676,419    247,169          11/25/87    300
Turlock          CA   222,250     493,627     None    None     222,250     493,627       715,877    260,095          12/30/87    300
Arvada           CO   301,489     931,092     None    None     301,489     931,092     1,232,581     41,917 09/22/00 11/18/99    300
Aurora           CO   221,691     492,382     None    None     221,691     492,382       714,073    222,712          01/29/90    300
Aurora           CO   353,283   1,135,051     None    None     353,283   1,135,051     1,488,334     35,796 01/03/01 03/10/00    300
Canon City       CO    66,500     147,699     None    None      66,500     147,699       214,199     78,270          11/12/87    300
Colorado
 Springs         CO   280,193     622,317     None    None     280,193     622,317       902,510    281,483          01/23/90    300
Colorado
 Springs         CO   192,988     433,542     None    None     192,988     433,542       626,530    154,007          05/20/93    300
Denver           CO   141,400     314,056     None    None     141,400     314,056       455,456    166,427          11/18/87    300
Denver           CO   315,000     699,623     None    None     315,000     699,623     1,014,623    358,090          05/16/88    300
Denver           CO   283,500     629,666     None    None     283,500     629,666       913,166    322,283          05/27/88    300
Littleton        CO   252,925     561,758     None    None     252,925     561,758       814,683    292,601          02/12/88    300
Westminster      CO   526,620   1,099,523     None    None     526,620   1,099,523     1,626,143     34,654 01/12/01 01/18/00    300
Smyrna           DE   232,273     472,855     None    None     232,273     472,855       705,128     63,836          08/07/98    300
Lakeland         FL   500,000     645,402     None    None     500,000     645,402     1,145,402     85,167 06/04/98 12/31/97    300
Tampa            FL   427,395     472,030     None    None     427,395     472,030       899,425     62,310 06/10/98 12/05/97    300
Conyers          GA   531,935     284,731     None    None     531,935     284,731       816,666         19 InProcess11/13/01    300



                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Automotive Parts
----------------
Council
 Bluffs          IA   194,355     431,668     None       6     194,355     431,674       626,029    220,942          05/19/88    300
Boise            ID   158,400     351,812     None    None     158,400     351,812       510,212    180,069          05/06/88    300
Boise            ID   190,080     422,172     None    None     190,080     422,172       612,252    216,081          05/06/88    300
Coeur
 D'Alene         ID   165,900     368,468     None    None     165,900     368,468       534,368    197,494          09/21/87    300
Lewiston         ID   138,950     308,612     None    None     138,950     308,612       447,562    165,412          09/16/87    300
Moscow           ID   117,250     260,417     None    None     117,250     260,417       377,667    139,580          09/14/87    300
Nampa            ID   183,743     408,101     None     119     183,743     408,220       591,963    208,880          05/06/88    300
Sioux Falls      ID   332,979     498,108     None    None     332,979     498,108       831,087     67,258 06/01/99 02/27/98    300
Twin Falls       ID   190,080     422,172     None    None     190,080     422,172       612,252    216,081          05/06/88    300
Brazil           IN   183,952     453,831     None    None     183,952     453,831       637,783     50,672          03/31/99    300
Princeton        IN   134,209     560,113     None    None     134,209     560,113       694,322     62,540          03/31/99    300
Vincennes        IN   185,312     489,779     None    None     185,312     489,779       675,091     54,687          03/31/99    300
Kansas City      KS   185,955     413,014     None    None     185,955     413,014       598,969    211,395          05/13/88    300
Kansas City      KS   222,000     455,881     None    None     222,000     455,881       677,881    233,266          05/16/88    300
Billerica        MA   399,043     462,240     None    None     399,043     462,240       861,283     86,957          04/02/97    300
Alma             MI   155,000     600,282     None    None     155,000     600,282       755,282     62,969 04/29/99 02/10/99    300
Lansing          MI   265,000     574,931     None    None     265,000     574,931       839,931     66,150 04/30/99 12/03/98    300
Sturgis          MI   109,558     550,274     None    None     109,558     550,274       659,832     66,927          12/30/98    300
Eagan            MN   902,443     845,536     None    None     902,443     845,536     1,747,979    114,173          02/20/98    300
Blue Springs     MO   222,569     494,333     None    None     222,569     494,333       716,902    232,363          07/31/89    300
Grandview        MO   347,150     711,024     None    None     347,150     711,024     1,058,174     93,652 08/20/98 02/20/98    300
Independence     MO   210,643     467,844     None    None     210,643     467,844       678,487    219,911          07/31/89    300
Kansas City      MO   210,070     466,571     None    None     210,070     466,571       676,641    238,806          05/13/88    300
Kansas City      MO   168,350     373,910     None    None     168,350     373,910       542,260    191,379          05/26/88    300
Springfield      MO   199,100     412,042     None       6     199,100     412,048       611,148    209,480          05/27/88    300
Batesville       MS   190,124     485,670     None    None     190,124     485,670       675,794     67,184          07/27/98    300
Horn Lake        MS   142,702     514,779     None    None     142,702     514,779       657,481     72,926          06/30/98    300
Jackson          MS   248,483     572,522     None    None     248,483     572,522       821,005     48,674          11/16/99    300
Richland         MS   243,565     558,645     None    None     243,565     558,645       802,210     45,636          12/21/99    300
Missoula         MT   163,100     362,249     None    None     163,100     362,249       525,349    193,064          10/30/87    300
Kearney          NE   173,950     344,393     None    None     173,950     344,393       518,343    151,719          05/01/90    300
Omaha            NE   196,000     435,321     None    None     196,000     435,321       631,321    222,812          05/26/88    300
Omaha            NE   253,128     810,922     None    None     253,128     810,922     1,064,050     74,379 07/22/99 03/04/99    300
Albuquerque      NM    80,500     178,794     None    None      80,500     178,794       259,294     95,290          10/29/87    300
Rio Rancho       NM   211,577     469,923     None    None     211,577     469,923       681,500    244,766          02/26/88    300
Sante Fe         NM    70,000     155,473     None    None      70,000     155,473       225,473     82,861          10/29/87    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Automotive Parts
----------------
Las Vegas        NV   161,000     357,585     None    None     161,000     357,585       518,585    190,578          10/29/87    300
Reno             NV   456,000     562,344     None    None     456,000     562,344     1,018,344    287,733          05/26/88    300
Canton           OH   396,560     597,553     None    None     396,560     597,553       994,113     80,671          08/14/98    300
Hamilton         OH   183,000     515,727     None    None     183,000     515,727       698,727     55,990 04/07/99 12/03/98    300
Hubbard          OH   147,043     481,217     None    None     147,043     481,217       628,260     68,171          06/30/98    300
Oklahoma City    OK   509,370     752,691     None    None     509,370     752,691     1,262,061     76,694 04/14/99 09/24/98    300
Oklahoma City    OK   404,815     771,625     None    None     404,815     771,625     1,176,440     78,604 04/09/99 10/16/98    300
Albany           OR   152,250     338,153     None       3     152,250     338,156       490,406    182,273          08/24/87    300
Beaverton        OR   210,000     466,419     None       3     210,000     466,422       676,422    251,411          08/26/87    300
Corvallis        OR   152,250     338,153     None       3     152,250     338,156       490,406    182,273          08/12/87    300
Oak Grove        OR   180,250     400,336     None       3     180,250     400,339       580,589    215,791          08/06/87    300
Portland         OR   190,750     423,664     None       3     190,750     423,667       614,417    228,366          08/12/87    300
Portland         OR   147,000     326,493     None       3     147,000     326,496       473,496    175,988          08/26/87    300
Portland         OR   210,000     466,412     None       3     210,000     466,415       676,415    249,992          09/01/87    300
Salem            OR   136,500     303,170     None       3     136,500     303,173       439,673    163,415          08/20/87    300
Butler           PA   339,929     633,078    5,684    None     339,929     638,762       978,691     86,177          08/07/98    300
Dover            PA   265,112     593,341     None    None     265,112     593,341       858,453     84,056          06/30/98    300
Enola            PA   220,228     546,026     None    None     220,228     546,026       766,254     68,259          11/10/98    300
Hanover          PA   132,500     719,511     None    None     132,500     719,511       852,011     68,508 07/26/99 05/13/99    300
Harrisburg       PA   327,781     608,291     None    None     327,781     608,291       936,072     86,173          06/30/98    300
Harrisburg       PA   283,417     352,473     None    None     283,417     352,473       635,890     46,413          09/30/98    300
Lancaster        PA   199,899     774,838   10,913    None     199,899     785,751       985,650    104,664          08/14/98    300
New Castle       PA   180,009     525,774    3,860    None     180,009     529,634       709,643     74,966          06/30/98    300
Reading          PA   379,000     658,722     None    None     379,000     658,722     1,037,722     67,114 06/09/99 12/04/98    300
Columbia         TN   273,120     431,716     None    None     273,120     431,716       704,836     43,890          06/30/99    300
Hermitage        TN   560,443     871,376     None    None     560,443     871,376     1,431,819          6 10/15/01 05/09/01    300
Memphis          TN   197,708     507,647     None    None     197,708     507,647       705,355     66,844          09/30/98    300
Amarillo         TX   140,000     419,734     None    None     140,000     419,734       559,734    209,563          09/12/88    300
Austin           TX   185,454     411,899     None    None     185,454     411,899       597,353    185,094          02/06/90    300
Dallas           TX   191,267     424,811     None    None     191,267     424,811       616,078    192,148          01/26/90    300
El Paso          TX    66,150     146,922     None    None      66,150     146,922       213,072     78,303          10/27/87    300
El Paso          TX    56,350     125,156     None    None      56,350     125,156       181,506     66,702          10/27/87    300
Garland          TX   242,887     539,461     None    None     242,887     539,461       782,348    244,006          01/19/90    300
Harlingen        TX   134,599     298,948     None    None     134,599     298,948       433,547    135,219          01/17/90    300
Houston          TX   151,018     335,417     None    None     151,018     335,417       486,435    151,714          01/25/90    300
Leon Valley      TX   178,221     395,834     None    None     178,221     395,834       574,055    179,042          01/17/90    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Automotive Parts
----------------
Lubbock          TX    42,000      93,284     None    None      42,000      93,284       135,284     49,716          10/26/87    300
Lubbock          TX    49,000     108,831     None    None      49,000     108,831       157,831     58,003          10/29/87    300
Midland          TX    45,500     101,058     None    None      45,500     101,058       146,558     53,859          10/27/87    300
Odessa           TX    50,750     112,718     None    None      50,750     112,718       163,468     60,073          10/26/87    300
Pasadena         TX   107,391     238,519     None    None     107,391     238,519       345,910    107,886          01/24/90    300
Plano            TX   187,564     417,157      700    None     187,564     417,857       605,421    188,520          01/18/90    300
San Antonio      TX   245,164     544,518     None    None     245,164     544,518       789,682    244,688          02/14/90    300
Bountiful        UT   183,750     408,115     None    None     183,750     408,115       591,865    184,596          01/30/90    300
Provo            UT   125,395     278,507     None    None     125,395     278,507       403,902    125,973          01/25/90    300
Bellevue         WA   185,500     411,997     None     108     185,500     412,105       597,605    222,076          08/06/87    300
Bellingham       WA   168,000     373,133     None    None     168,000     373,133       541,133    201,126          08/20/87    300
Bothell          WA   199,500     443,098     None     108     199,500     443,206       642,706    238,841          08/20/87    300
Hazel Dell       WA   168,000     373,135     None    None     168,000     373,135       541,135    187,806          05/23/88    300
Kennewick        WA   161,350     358,365     None    None     161,350     358,365       519,715    193,168          08/26/87    300
Kent             WA   199,500     443,091     None    None     199,500     443,091       642,591    238,836          08/06/87    300
Lacey            WA   171,150     380,125     None    None     171,150     380,125       551,275    204,896          08/13/87    300
Marysville       WA   168,000     373,135     None    None     168,000     373,135       541,135    201,129          08/20/87    300
Moses Lake       WA   138,600     307,831     None    None     138,600     307,831       446,431    165,928          08/12/87    300
Pasco            WA   161,700     359,142     None    None     161,700     359,142       520,842    193,586          08/18/87    300
Puyallup         WA   173,250     384,795     None     108     173,250     384,903       558,153    206,247          09/15/87    300
Redmond          WA   196,000     435,317     None     108     196,000     435,425       631,425    233,326          09/17/87    300
Renton           WA   185,500     412,003     None     108     185,500     412,111       597,611    220,828          09/15/87    300
Richland         WA   161,700     359,142     None    None     161,700     359,142       520,842    193,586          08/13/87    300
Seattle          WA   162,400     360,697     None     108     162,400     360,805       523,205    194,425          08/20/87    300
Silverdale       WA   183,808     419,777     None    None     183,808     419,777       603,585    224,995          09/16/87    300
Spanaway         WA   189,000     419,777     None    None     189,000     419,777       608,777    226,269          08/25/87    300
Spokane          WA    66,150     146,921     None    None      66,150     146,921       213,071     77,857          11/18/87    300
Tacoma           WA   191,800     425,996     None     108     191,800     426,104       617,904    229,622          08/18/87    300
Tacoma           WA   196,000     435,324     None    None     196,000     435,324       631,324    232,009          10/15/87    300
Tacoma           WA   187,111     415,579     None     108     187,111     415,687       602,798    187,972          01/25/90    300
Vancouver        WA   180,250     400,343     None    None     180,250     400,343       580,593    215,794          08/20/87    300
Walla Walla      WA   170,100     377,793     None    None     170,100     377,793       547,893    203,639          08/06/87    300
Wenatchee        WA   148,400     329,602     None    None     148,400     329,602       478,002    177,665          08/25/87    300
Woodinville      WA   171,500     380,908     None     108     171,500     381,016       552,516    205,319          08/20/87    300
Brown Deer       WI   257,408     802,141     None    None     257,408     802,141     1,059,549     97,656 12/15/98 07/16/98    300
Delafield        WI   324,574     772,702     None    None     324,574     772,702     1,097,276     70,165 07/29/99 02/26/99    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Automotive Parts
----------------
Madison          WI   452,630     811,977     None    None     452,630     811,977     1,264,607    104,259 10/20/98 04/07/98    300
Oak Creek        WI   420,465     852,408     None    None     420,465     852,408     1,272,873    109,451 08/07/98 03/20/98    300

Automotive Service
-------------------
Flagstaff        AZ   144,821     417,485     None    None     144,821     417,485       562,306     55,945 09/30/98 08/29/97    300
Chula Vista      CA   313,293     409,654     None      16     313,293     409,670       722,963     92,172 05/01/96 01/19/96    300
Broomfield       CO   154,930     503,626     None     450     154,930     504,076       659,006    108,280 08/22/96 03/15/96    300
Denver           CO   341,726     433,341     None     274     341,726     433,615       775,341     73,178 09/25/97 06/12/97    300
Denver           CO    79,717     369,587     None    None      79,717     369,587       449,304    264,222          10/08/85    300
Thornton         CO   276,084     415,464     None     205     276,084     415,669       691,753     82,243 12/31/96 10/31/96    300
Hartford         CT   248,540     482,460     None    None     248,540     482,460       731,000    102,121          09/30/96    300
Southington      CT   225,882     672,910     None    None     225,882     672,910       898,792    122,134          06/06/97    300
Jacksonville     FL    76,585     355,066     None    None      76,585     355,066       431,651    250,377          12/23/85    300
Lauderdale
 Lakes           FL    65,987     305,931     None    None      65,987     305,931       371,918    213,480          02/19/86    300
Seminole         FL    68,000     315,266     None    None      68,000     315,266       383,266    222,311          12/23/85    300
Sunrise          FL    80,253     372,070     None    None      80,253     372,070       452,323    260,553          02/14/86    300
Tampa            FL    70,000     324,538     None    None      70,000     324,538       394,538    228,849          12/27/85    300
Tampa            FL    67,000     310,629     None    None      67,000     310,629       377,629    219,041          12/27/85    300
Tampa            FL    86,502     401,041     None    None      86,502     401,041       487,543    272,424          07/23/86    300
Atlanta          GA    55,840     258,889     None    None      55,840     258,889       314,729    183,506          11/27/85    300
Atlanta          GA    78,646     364,625     None    None      78,646     364,625       443,271    257,117          12/18/85    300
Bogart           GA    66,807     309,733     None    None      66,807     309,733       376,540    218,410          12/20/85    300
Duluth           GA   222,275     316,925     None    None     222,275     316,925       539,200     50,616 10/24/97 06/20/97    300
Gainesville      GA    53,589     248,452     None    None      53,589     248,452       302,041    175,196          12/19/85    300
Marietta         GA    60,900     293,461     None    None      60,900     293,461       354,361    206,934          12/26/85    300
Marietta         GA    69,561     346,024     None    None      69,561     346,024       415,585    237,209          06/03/86    300
Riverdale        GA    58,444     270,961     None    None      58,444     270,961       329,405    190,074          01/15/86    300
Rome             GA    56,454     261,733     None    None      56,454     261,733       318,187    184,561          12/19/85    300
Anderson         IN   232,170     385,661     None    None     232,170     385,661       617,831     62,351          12/19/97    300
Indianapolis     IN   231,384     428,307     None    None     231,384     428,307       659,691     90,658          09/27/96    300
Olathe           KS   217,995     367,055     None    None     217,995     367,055       585,050     67,902 04/22/97 11/11/96    300
Louisville       KY    56,054     259,881     None    None      56,054     259,881       315,935    183,256          12/17/85    300
Newport          KY   323,511     289,017     None    None     323,511     289,017       612,528     49,559          09/17/97    300
Lenox            MA   287,769     535,273     None    None     287,769     535,273       823,042     59,761          03/31/99    300
Clinton          MD    70,880     328,620     None    None      70,880     328,620       399,500    233,736          11/15/85    300
Minneapolis      MN    58,000     268,903     None     182      58,000     269,085       327,085    189,618          12/18/85    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Automotive Service
-------------------
Independence     MO   297,641     233,152     None    None     297,641     233,152       530,793     47,019          12/20/96    300
Concord          NC   237,688     357,976     None   5,517     237,688     363,493       601,181     50,219          11/05/97    300
Durham           NC   354,676     361,203     None    None     354,676     361,203       715,879     61,964 08/29/97 03/31/97    300
Durham           NC    55,074     255,336     None    None      55,074     255,336       310,410    181,614          11/13/85    300
Fayetteville     NC   224,326     257,733     None    None     224,326     257,733       482,059     41,650          12/03/97    300
Garner           NC   218,294     319,334     None     472     218,294     319,806       538,100     51,061 03/15/01 06/20/97    300
Matthews         NC   295,580     338,472     None     420     295,580     338,892       634,472     43,727 08/28/98 02/27/98    300
Pineville        NC   254,460     355,630     None    None     254,460     355,630       610,090     61,008 08/28/97 04/16/97    300
Raleigh          NC   398,694     263,621     None    None     398,694     263,621       662,315     44,341          10/01/97    300
Raleigh          NC    89,145     413,301     None    None      89,145     413,301       502,446    294,468          10/28/85    300
Albion           NY   170,589     317,424     None    None     170,589     317,424       488,013     35,437          03/31/99    300
Dansville        NY   181,664     337,991     None    None     181,664     337,991       519,655     37,734          03/31/99    300
East Amherst     NY   260,708     484,788     None    None     260,708     484,788       745,496     54,126          03/31/99    300
East Syracuse    NY   250,609     466,264     None    None     250,609     466,264       716,873     52,055          03/31/99    300
Johnson City     NY   242,863     451,877     None    None     242,863     451,877       694,740     50,448          03/31/99    300
Wellsville       NY   161,331     300,231     None    None     161,331     300,231       461,562     33,518          03/31/99    300
West Amherst     NY   268,692     499,619     None    None     268,692     499,619       768,311     55,783          03/31/99    300
Akron            OH   139,126     460,334     None    None     139,126     460,334       599,460     78,986          09/18/97    300
Beavercreek      OH   205,000     492,538     None    None     205,000     492,538       697,538     94,402 02/13/97 09/09/96    300
Centerville      OH   305,000     420,448     None    None     305,000     420,448       725,448     91,798 07/24/96 06/28/96    300
Cinncinati       OH   293,005     201,340     None    None     293,005     201,340       494,345     34,493          09/17/97    300
Columbus         OH    71,098     329,627     None    None      71,098     329,627       400,725    235,655          10/02/85    300
Columbus         OH    75,761     351,247     None    None      75,761     351,247       427,008    250,256          10/24/85    300
Columbus         OH   245,036     470,468     None    None     245,036     470,468       715,504    113,697          12/22/95    300
Dayton           OH    70,000     324,538     None    None      70,000     324,538       394,538    231,226          10/31/85    300
Eastlake         OH   321,347     459,774     None    None     321,347     459,774       781,121    111,112          12/22/95    300
Fairfield        OH   323,408     235,024     None    None     323,408     235,024       558,432     40,288          09/17/97    300
Findlay          OH   283,515     397,004     None    None     283,515     397,004       680,519     64,186          12/24/97    300
Hamilton         OH   252,608     413,279     None    None     252,608     413,279       665,887     75,076 03/31/97 10/04/96    300
Huber Heights    OH   282,000     449,381     None    None     282,000     449,381       731,381     89,127 12/03/96 07/18/96    300
Miamisburg       OH    63,996     296,701     None    None      63,996     296,701       360,697    212,116          10/08/85    300
Milford          OH   353,324     269,997     None    None     353,324     269,997       623,321     46,308          09/18/97    300
Mt. Vernon       OH   216,115     375,357     None    None     216,115     375,357       591,472     60,683          12/30/97    300
Northwood        OH    65,978     263,912     None    None      65,978     263,912       329,890    263,912          09/12/86    180
Norwalk          OH   200,205     366,000     None    None     200,205     366,000       566,205     59,169          12/19/97    300
Sandusky         OH   264,708     404,011     None    None     264,708     404,011       668,719     65,319          12/19/97    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Automotive Service
-------------------
Springboro       OH   191,911     522,902     None    None     191,911     522,902       714,813    100,064          03/07/97    300
Toledo           OH    91,655     366,621     None    None      91,655     366,621       458,276    366,621          09/12/86    180
Toledo           OH    73,408     293,632     None    None      73,408     293,632       367,040    293,632          09/12/86    180
Midwest City     OK   106,312     333,551     None    None     106,312     333,551       439,863     45,110 08/06/98 08/08/97    300
The Village      OK   143,655     295,422     None    None     143,655     295,422       439,077     43,836 03/06/98 07/29/97    300
Bethel Park      PA   299,595     331,264     None    None     299,595     331,264       630,859     53,561          12/19/97    300
Bethlehem        PA   275,328     389,067     None    None     275,328     389,067       664,395     62,905          12/19/97    300
Bethlehem        PA   229,162     310,526     None    None     229,162     310,526       539,688     50,198          12/24/97    300
Philadelphia     PA   858,500     877,744     None    None     858,500     877,744     1,736,244    327,033 05/19/95 12/05/94    300
Springfield Twp. PA    82,740     383,601     None    None      82,740     383,601       466,341    267,678          02/28/86    300
York             PA   249,436     347,424     None    None     249,436     347,424       596,860     56,168          12/30/97    300
Charleston       SC   217,250     294,079     None    None     217,250     294,079       511,329     51,414 07/14/97 03/13/97    300
Columbia         SC   343,785     295,001     None    None     343,785     295,001       638,786     53,498 05/27/97 02/07/97    300
Columbia         SC   267,622     298,594     None    None     267,622     298,594       566,216     44,339 03/31/98 11/05/97    300
Greenville       SC   221,946     315,163     None    None     221,946     315,163       537,109     53,024 09/05/97 03/31/97    300
Lexington        SC   241,534     342,182     None     302     241,534     342,484       584,018     37,252          09/24/98    300
North
 Charleston      SC   174,980     341,466     None    None     174,980     341,466       516,446     46,114 08/06/98 03/12/98    300
Brentwood        TN   305,546     505,728     None    None     305,546     505,728       811,274     80,066 03/13/98 05/28/97    300
Nashville        TN   342,960     227,440     None    None     342,960     227,440       570,400     38,993          09/17/97    300
Dallas           TX   234,604     325,951     None    None     234,604     325,951       560,555     70,079 08/09/96 02/19/96    300
Houston          TX   285,000     369,697     None    None     285,000     369,697       654,697     62,193 08/08/97 08/08/97    300
Houston          TX   195,000     424,651      686   1,046     195,000     426,383       621,383     36,330 02/01/02 06/12/98    300
Lewisville       TX   199,942     324,736     None    None     199,942     324,736       524,678     69,818 08/02/96 02/14/96    300
San Antonio      TX   198,828     437,422     None    None     198,828     437,422       636,250    110,084          09/15/95    300
Roanoke          VA   349,628     322,545     None    None     349,628     322,545       672,173     52,150          12/19/97    300
Bremerton        WA   261,172     373,080     None    None     261,172     373,080       634,252     76,089 03/19/97 07/24/96    300
Milwaukee        WI   173,005     499,244     None    None     173,005     499,244       672,249    120,651          12/22/95    300
Milwaukee        WI   152,509     475,480     None    None     152,509     475,480       627,989    100,643          09/27/96    300
New Berlin       WI   188,491     466,268     None    None     188,491     466,268       654,759    112,682          12/22/95    300

Book Stores
-----------
Tampa            FL   998,250   3,696,707     None    None     998,250   3,696,707     4,694,957    708,469          03/11/97    300
Matthews         NC   768,222     843,401     None     126     768,222     843,527     1,611,749    102,640          12/31/98    300

Business Services
-----------------
Jackson          MI   550,162     571,590     None    None     550,162     571,590     1,121,752     65,857 01/15/99 09/25/98    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Child Care
----------
Birmingham       AL    63,800     295,791     None    None      63,800     295,791       359,591    228,156          10/31/84    300
Huntsville       AL    28,600     197,165     None     277      28,600     197,442       226,042    197,419          06/15/82    180
Mobile           AL    78,400     237,671     None     277      78,400     237,948       316,348    237,925          10/15/82    180
Avondale         AZ   242,723   1,129,139     None    None     242,723   1,129,139     1,371,862    114,881 04/20/99 07/28/98    300
Chandler         AZ   144,083     668,079     None    None     144,083     668,079       812,162    441,345          12/17/86    300
Chandler         AZ   291,720     647,923     None    None     291,720     647,923       939,643    341,357          12/11/87    300
Chandler         AZ   271,695     603,446     None    None     271,695     603,446       875,141    317,994          12/14/87    300
Mesa             AZ   297,500     660,755     None    None     297,500     660,755       958,255    330,268          09/29/88    300
Mesa             AZ   276,770     590,417     None    None     276,770     590,417       867,187    295,113          09/29/88    300
Mesa             AZ   308,951   1,025,612     None    None     308,951   1,025,612     1,334,563     94,049 07/26/99 01/13/99    300
Peoria           AZ   281,750     625,779     None    None     281,750     625,779       907,529    324,060          03/30/88    300
Phoenix          AZ   318,500     707,397     None    None     318,500     707,397     1,025,897    353,581          09/29/88    300
Phoenix          AZ   264,504     587,471     None    None     264,504     587,471       851,975    257,080          06/29/90    300
Phoenix          AZ   260,719     516,181     None    None     260,719     516,181       776,900    216,811          12/26/90    300
Phoenix          AZ   115,000     285,172     None     158     115,000     285,330       400,330    285,315          02/08/84    180
Scottsdale       AZ   291,993     648,529     None    None     291,993     648,529       940,522    341,713          12/14/87    300
Tempe            AZ   292,200     648,989     None    None     292,200     648,989       941,189    336,080          03/10/88    300
Tempe            AZ   294,000     638,977     None    None     294,000     638,977       932,977    279,365          09/27/90    300
Tucson           AZ   304,500     676,303     None     133     304,500     676,436       980,936    338,040          09/28/88    300
Tucson           AZ   283,500     546,878     None     133     283,500     547,011       830,511    273,348          09/29/88    300
Calabasas        CA   156,430     725,248     None    None     156,430     725,248       881,678    519,369          09/26/85    300
Carmichael       CA   131,035     607,507     None    None     131,035     607,507       738,542    410,414          08/22/86    300
Chino            CA   155,000     634,071     None       5     155,000     634,076       789,076    634,071          10/06/83    180
Chula Vista      CA   350,563     778,614     None    None     350,563     778,614     1,129,177    414,968          10/30/87    300
Corona           CA   144,856     671,584     None    None     144,856     671,584       816,440    513,004          12/19/84    300
El Cajon         CA   157,804     731,621     None    None     157,804     731,621       889,425    515,904          12/19/85    300
Encinitas        CA   320,000     710,729     None    None     320,000     710,729     1,030,729    374,486          12/29/87    300
Escondido        CA   276,286     613,638     None    None     276,286     613,638       889,924    323,327          12/31/87    300
Folsom           CA   281,563     625,363     None    None     281,563     625,363       906,926    334,284          10/23/87    300
Mission Viejo    CA   353,891     744,367     None    None     353,891     744,367     1,098,258    273,883          06/24/93    300
Moreno Valley    CA   304,489     676,214     None    None     304,489     676,214       980,703    376,866          02/11/87    300
Oceanside        CA   145,568     674,889     None    None     145,568     674,889       820,457    475,898          12/23/85    300
Palmdale         CA   249,490     554,125     None    None     249,490     554,125       803,615    276,970          09/14/88    300
Rancho Cordova   CA   276,328     613,733     None    None     276,328     613,733       890,061    295,777          03/22/89    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Child Care
----------
Rancho Cucamonga CA   471,733   1,047,739     None    None     471,733   1,047,739     1,519,472    552,059          12/30/87    300
Roseville        CA   297,343     660,411     None    None     297,343     660,411       957,754    353,011          10/21/87    300
Sacramento       CA   290,734     645,732     None    None     290,734     645,732       936,466    344,147          10/05/87    300
Santee           CA   248,418     551,748     None    None     248,418     551,748       800,166    299,083          07/23/87    300
Simi Valley      CA   208,585     967,055     None    None     208,585     967,055     1,175,640    681,923          12/20/85    300
Valencia         CA   301,295     669,185     None    None     301,295     669,185       970,480    340,501          06/23/88    300
Walnut           CA   217,365   1,007,753     None    None     217,365   1,007,753     1,225,118    680,810          08/22/86    300
Aurora           CO   141,811     657,497     None    None     141,811     657,497       799,308    456,376          03/25/86    300
Aurora           CO   287,000     637,440     None    None     287,000     637,440       924,440    335,869          12/31/87    300
Aurora           CO   301,455     655,610     None    None     301,455     655,610       957,065    345,139          09/27/89    300
Broomfield       CO   107,000     403,080     None    None     107,000     403,080       510,080    403,080          01/12/83    180
Broomfield       CO   155,306     344,941     None    None     155,306     344,941       500,247    178,629          03/15/88    300
Colorado Springs CO   115,542     535,700     None    None     115,542     535,700       651,242    355,270          12/04/86    300
Colorado Springs CO    58,400     271,217     None    None      58,400     271,217       329,617    271,217          12/22/82    180
Colorado Springs CO    92,570     241,413     None    None      92,570     241,413       333,983    241,413          08/31/83    180
Englewood        CO   131,216     608,372     None    None     131,216     608,372       739,588    403,466          12/05/86    300
Englewood        CO   158,651     735,572     None    None     158,651     735,572       894,223    485,931          12/29/86    300
Fort Collins     CO   117,105     542,950     None    None     117,105     542,950       660,055    376,867          03/25/86    300
Fort Collins     CO   137,734     638,593     None    None     137,734     638,593       776,327    443,255          03/25/86    300
Fort Collins     CO    55,200     256,356     None   3,600      55,200     259,956       315,156    257,796          12/22/82    180
Greeley          CO    58,400     270,755     None     227      58,400     270,982       329,382    207,954          11/21/84    300
Littleton        CO   287,000     637,435     None    None     287,000     637,435       924,435    318,612          09/29/88    300
Littleton        CO   299,250     664,642     None    None     299,250     664,642       963,892    332,212          09/29/88    300
Littleton        CO   161,617     358,956     None    None     161,617     358,956       520,573    189,133          12/10/87    300
Longmont         CO   115,592     535,931     None    None     115,592     535,931       651,523    371,996          03/25/86    300
Louisville       CO    58,089     269,313     None    None      58,089     269,313       327,402    211,585          06/22/84    300
Parker           CO   153,551     341,042     None    None     153,551     341,042       494,593    182,298          10/19/87    300
Westminster      CO   306,387     695,737     None    None     306,387     695,737     1,002,124    346,333          09/27/89    300
Bradenton        FL   160,060     355,501     None    None     160,060     355,501       515,561    181,957          05/05/88    300
Clearwater       FL    42,223     269,380     None    None      42,223     269,380       311,603    269,380          12/22/81    180
Jacksonville     FL    38,500     228,481     None     242      38,500     228,723       267,223    228,481          12/22/81    180
Jacksonville     FL    48,000     243,060     None     226      48,000     243,286       291,286    243,060          12/22/81    180
Jacksonville     FL   184,800     410,447     None    None     184,800     410,447       595,247    197,807          03/30/89    300
Jupiter          FL    78,000     360,088    7,840   1,881      78,000     369,809       447,809    258,718          09/11/85    300
Margate          FL    66,686     309,183     None    None      66,686     309,183       375,869    204,252          12/16/86    300
Melbourne        FL   256,439     549,345     None    None     256,439     549,345       805,784    204,498          04/16/93    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Child Care
----------
Niceville        FL    73,696     341,688     None    None      73,696     341,688       415,384    226,598          12/03/86    300
Orlando          FL    68,001     313,922     None    None      68,001     313,922       381,923    225,548          09/04/85    300
Orlando          FL   159,177     353,538     None    None     159,177     353,538       512,715    191,639          07/02/87    300
Orlando          FL   245,249     544,704     None    None     245,249     544,704       789,953    287,005          12/10/87    300
Orlando          FL   190,050     422,107     None    None     190,050     422,107       612,157    203,427          03/30/89    300
Oviedo           FL   166,409     369,598     None    None     166,409     369,598       536,007    195,855          11/20/87    300
Panama City      FL    69,500     244,314     None     304      69,500     244,618       314,118    244,390          06/15/82    180
Pensacola        FL   147,000     326,492     None    None     147,000     326,492       473,492    157,347          03/28/89    300
Royal Palm Beach FL   194,193     431,309     None    None     194,193     431,309       625,502    213,005          11/15/88    300
Spring Hill      FL   146,939     326,356     None    None     146,939     326,356       473,295    172,940          11/24/87    300
St. Augustine    FL    44,800     213,040     None    None      44,800     213,040       257,840    213,040          12/22/81    180
Sunrise          FL    69,400     246,671     None     181      69,400     246,852       316,252    246,671          06/15/82    180
Sunrise          FL   245,000     533,280     None    None     245,000     533,280       778,280    257,532          05/25/89    300
Tallahassee      FL    66,000     232,010     None   1,465      66,000     233,475       299,475    232,575          06/15/82    180
Tampa            FL    53,385     199,846     None    None      53,385     199,846       253,231    199,846          12/22/81    180
Duluth           GA   310,000   1,040,008     None    None     310,000   1,040,008     1,350,008     91,915 08/25/99 06/07/99    300
Dunwoody         GA   318,500     707,399     None    None     318,500     707,399     1,025,899    349,353          11/16/88    300
Ellenwood        GA   119,678     275,414     None    None     119,678     275,414       395,092    136,014          11/16/88    300
Fayetteville     GA   148,400     329,601     None     264     148,400     329,865       478,265    158,846          03/29/89    300
Lawrenceville    GA   141,449     314,161     None    None     141,449     314,161       455,610    158,911          07/07/88    300
Lilburn          GA   116,350     539,488     None     285     116,350     539,773       656,123    356,395          12/23/86    300
Lithia Springs   GA   187,444     363,358     None    None     187,444     363,358       550,802    171,324          12/28/89    300
Lithonia         GA   239,715     524,459     None    None     239,715     524,459       764,174    235,980          08/20/91    300
Marietta         GA   231,000     513,061     None     237     231,000     513,298       744,298    265,690          03/18/88    300
Marietta         GA   273,000     619,076     None     237     273,000     619,313       892,313    318,725          04/26/88    300
Marietta         GA   292,250     649,095     None     177     292,250     649,272       941,522    318,621          12/02/88    300
Marietta         GA   295,750     596,299     None     177     295,750     596,476       892,226    292,705          12/30/88    300
Marietta         GA   301,000     668,529     None     177     301,000     668,706       969,706    328,160          12/30/88    300
Marietta         GA   148,620     330,090     None    None     148,620     330,090       478,710    165,137          09/16/88    300
Martinez         GA   141,153     243,504     None      79     141,153     243,583       384,736    165,184          12/31/87    300
Smyrna           GA   274,750     610,229     None    None     274,750     610,229       884,979    301,365          11/15/88    300
Stockbridge      GA   168,700     374,688     None    None     168,700     374,688       543,388    180,574          03/28/89    300
Stone Mountain   GA   316,750     703,512     None    None     316,750     703,512     1,020,262    347,433          11/16/88    300
Stone Mountain   GA    65,000     301,357     None     422      65,000     301,779       366,779    219,094          06/19/85    300
Valdosta         GA    73,561     341,059     None     337      73,561     341,396       414,957    226,179          12/03/86    300
Cedar Rapids     IA   194,950     427,085     None    None     194,950     427,085       622,035    173,966          09/24/92    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Child Care
----------
Iowa City        IA   186,900     408,910     None    None     186,900     408,910       595,810    168,458          09/24/92    300
Johnston         IA   186,996     347,278     None    None     186,996     347,278       534,274    137,771          08/19/91    300
Addison          IL   125,780     583,146     None    None     125,780     583,146       708,926    404,769          03/25/86    300
Algonquin        IL   241,500     509,629     None    None     241,500     509,629       751,129    224,188          07/10/90    300
Aurora           IL   165,679     398,738     None     207     165,679     398,945       564,624    195,727          12/21/88    300
Aurora           IL   468,000   1,259,926     None    None     468,000   1,259,926     1,727,926    102,983 10/26/99 06/14/99    300
Bartlett         IL   120,824     560,166     None    None     120,824     560,166       680,990    388,818          03/25/86    300
Bolingbrook      IL    60,000     409,024     None    None      60,000     409,024       469,024    409,024          10/18/82    180
Carol Stream     IL   122,831     586,416     None    None     122,831     586,416       709,247    407,039          03/25/86    300
Crystal Lake     IL   400,000   1,259,424     None    None     400,000   1,259,424     1,659,424    107,130 09/28/99 05/14/99    300
Elk Grove Villag IL   126,860     588,175     None    None     126,860     588,175       715,035    408,260          03/26/86    300
Elk Grove Villag IL   214,845     477,181     None     207     214,845     477,388       692,233    245,672          04/08/88    300
Glendale Heights IL   318,500     707,399     None    None     318,500     707,399     1,025,899    349,353          11/16/88    300
Hoffman Estates  IL   318,500     707,399     None    None     318,500     707,399     1,025,899    340,917          03/31/89    300
Hoffman Estates  IL   211,082     468,818     None   1,050     211,082     469,868       680,950    213,435          12/08/89    300
Lake in the Hill IL   375,000   1,127,678     None    None     375,000   1,127,678     1,502,678     95,928 09/03/99 05/14/99    300
Lockport         IL   189,477     442,018     None     207     189,477     442,225       631,702    235,569          10/29/87    300
Naperville       IL   425,000   1,230,654     None    None     425,000   1,230,654     1,655,654    100,583 10/06/99 05/19/99    300
O'Fallon         IL   141,250     313,722     None     207     141,250     313,929       455,179    167,192          10/30/87    300
Orland Park      IL   218,499     485,296     None     207     218,499     485,503       704,002    258,634          10/28/87    300
Oswego           IL   380,000   1,165,818     None   1,182     380,000   1,167,000     1,547,000    103,032 08/18/99 06/30/99    300
Palatine         IL   121,911     565,232     None    None     121,911     565,232       687,143    392,334          03/25/86    300
Roselle          IL   297,541     561,037     None    None     297,541     561,037       858,578    275,396          12/30/88    300
Schaumburg       IL   218,798     485,955     None     207     218,798     486,162       704,960    256,050          12/17/87    300
Vernon Hills     IL   132,523     614,430     None    None     132,523     614,430       746,953    426,483          03/25/86    300
Westmont         IL   124,742     578,330     None    None     124,742     578,330       703,072    401,426          03/25/86    300
Carmel           IN   217,565     430,742     None    None     217,565     430,742       648,307    180,925          12/27/90    300
Fishers          IN   212,118     419,958     None    None     212,118     419,958       632,076    176,395          12/27/90    300
Highland         IN   220,460     436,476     None    None     220,460     436,476       656,936    183,332          12/26/90    300
Indianapolis     IN   245,000     544,153     None    None     245,000     544,153       789,153    238,124          06/29/90    300
Noblesville      IN    60,000     278,175     None    None      60,000     278,175       338,175    207,185          04/30/85    300
Zionsville       IN   127,568     319,770     None    None     127,568     319,770       447,338    170,416          10/28/87    300
Lenexa           KS   318,500     707,399     None    None     318,500     707,399     1,025,899    340,917          03/31/89    300
Olathe           KS   304,500     676,308     None    None     304,500     676,308       980,808    338,042          09/28/88    300
Overland Park    KS   305,691     707,397     None    None     305,691     707,397     1,013,088    353,581          09/28/88    300
Overland Park    KS   357,500   1,115,171     None    None     357,500   1,115,171     1,472,671    102,259 07/23/99 05/14/99    300
Shawnee          KS   315,000     699,629     None    None     315,000     699,629     1,014,629    347,605          10/27/88    300
Shawnee          KS   288,246     935,875     None    None     288,246     935,875     1,224,121    107,664 12/29/98 08/24/98    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Child Care
----------
Wichita          KS   209,890     415,549     None    None     209,890     415,549       625,439    174,543          12/26/90    300
Wichita          KS   108,569     401,829     None    None     108,569     401,829       510,398    250,380          12/16/86    300
Lexington        KY   210,427     420,883     None    None     210,427     420,883       631,310    182,567          08/20/91    300
Acton            MA   315,533     700,813     None    None     315,533     700,813     1,016,346    350,291          09/30/88    300
Marlborough      MA   352,765     776,488     None    None     352,765     776,488     1,129,253    383,471          11/04/88    300
Westborough      MA   359,412     773,877     None    None     359,412     773,877     1,133,289    382,180          11/01/88    300
Ellicott City    MD   219,368     630,839     None    None     219,368     630,839       850,207    309,658          12/19/88    300
Frederick        MD   203,352   1,017,109     None    None     203,352   1,017,109     1,220,461    140,700          07/06/98    300
Olney            MD   342,500     760,701     None    None     342,500     760,701     1,103,201    400,816          12/18/87    300
Waldorf          MD   130,430     604,702     None    None     130,430     604,702       735,132    468,607          09/26/84    300
Waldorf          MD   237,207     526,844     None    None     237,207     526,844       764,051    277,594          12/31/87    300
Canton           MI    55,000     378,848     None    None      55,000     378,848       433,848    378,848          10/06/82    180
Apple Valley     MN   113,523     526,319     None     165     113,523     526,484       640,007    365,325          03/26/86    300
Brooklyn Park    MN   118,111     547,587     None     165     118,111     547,752       665,863    380,086          03/26/86    300
Brooklyn Park    MN   112,823     523,073     None   1,457     112,823     524,530       637,353    363,072          03/27/86    300
Eagan            MN   112,127     519,845     None     165     112,127     520,010       632,137    360,830          03/31/86    300
Eden Prairie     MN   124,286     576,243     None     165     124,286     576,408       700,694    399,978          03/27/86    300
Maple Grove      MN   313,250     660,149     None    None     313,250     660,149       973,399    291,120          07/11/90    300
Maple Grove      MN   111,691     517,822     None   1,167     111,691     518,989       630,680    359,427          03/26/86    300
Minnetonka       MN   146,847     680,842     None     165     146,847     681,007       827,854    451,527          12/12/86    300
Plymouth         MN   134,221     622,350     None     165     134,221     622,515       756,736    412,734          12/12/86    300
W. Bloomington   MN    40,000     468,484     None     165      40,000     468,649       508,649    468,484          06/18/82    180
White Bear Lake  MN   260,750     579,133     None    None     260,750     579,133       839,883    305,147          12/23/87    300
White Bear Lake  MN   242,165     537,856     None    None     242,165     537,856       780,021    232,212          08/30/90    300
Florissant       MO   318,500     707,399     None    None     318,500     707,399     1,025,899    340,917          03/30/89    300
Florissant       MO   181,300     402,672     None    None     181,300     402,672       583,972    194,060          03/29/89    300
Gladstone        MO   294,000     652,987     None    None     294,000     652,987       946,987    326,386          09/29/88    300
Lee's Sumit      MO   313,740     939,367     None    None     313,740     939,367     1,253,107     83,023 09/08/99 06/30/99    300
Lee's Summit     MO   239,627     532,220     None    None     239,627     532,220       771,847    246,099          09/27/89    300
Lee's Summit     MO   330,000     993,787     None    None     330,000     993,787     1,323,787     91,125 07/26/99 06/17/99    300
Liberty          MO    65,400     303,211     None    None      65,400     303,211       368,611    220,442          06/18/85    300
Manchester       MO   287,000     637,435     None    None     287,000     637,435       924,435    335,867          12/22/87    300
North Kansas Cit MO   307,784     910,401     None    None     307,784     910,401     1,218,185    110,238 09/28/99 08/21/98    300
St. Charles      MO   259,000     575,246     None    None     259,000     575,246       834,246    303,100          12/23/87    300
Pearl            MS   121,801     270,524     None     282     121,801     270,806       392,607    133,726          11/15/88    300
Cary             NC    75,200     262,973     None     228      75,200     263,201       338,401    263,099          01/25/84    180
Charlotte        NC    27,551     247,000     None     228      27,551     247,228       274,779    247,023          12/23/81    180

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Child Care
----------
Charlotte        NC   134,582     268,222     None    None     134,582     268,222       402,804    132,461          11/16/88    300
Concord          NC    32,441     190,859     None    None      32,441     190,859       223,300    190,859          12/23/81    180
Durham           NC   220,728     429,380     None    None     220,728     429,380       650,108    205,196          12/29/89    300
Durham           NC   238,000     471,201     None    None     238,000     471,201       709,201    186,934          08/20/91    300
Hendersonville   NC    32,748     186,152     None     228      32,748     186,380       219,128    186,277          12/23/81    180
Kernersville     NC   162,216     316,300     None    None     162,216     316,300       478,516    152,194          12/14/89    300
Morrisville      NC   175,700     390,234     None    None     175,700     390,234       565,934    188,065          03/29/89    300
Bellevue         NE    60,568     280,819     None    None      60,568     280,819       341,387    185,514          12/16/86    300
Omaha            NE    60,500     280,491     None    None      60,500     280,491       340,991    219,369          08/01/84    300
Omaha            NE    53,000     245,720     None    None      53,000     245,720       298,720    190,131          10/11/84    300
Omaha            NE   142,867     317,315     None    None     142,867     317,315       460,182    167,192          12/09/87    300
Londonderry      NH   335,467     745,082     None    None     335,467     745,082     1,080,549    348,019          08/18/89    300
Clementon        NJ   279,851     554,060     None    None     279,851     554,060       833,911    218,197          09/09/91    300
Las Vegas        NV   201,250     446,983     None    None     201,250     446,983       648,233    195,601          06/29/90    300
Sparks           NV   244,752     543,605     None    None     244,752     543,605       788,357    284,785          01/29/88    300
Beavercreek      OH   179,552     398,786     None    None     179,552     398,786       578,338    217,381          06/30/87    300
Centerville      OH   174,519     387,613     None    None     174,519     387,613       562,132    210,111          07/23/87    300
Cincinnati       OH   165,910     368,486     None     189     165,910     368,675       534,585    203,111          04/29/87    300
Dublin           OH    84,000     389,446     None     176      84,000     389,622       473,622    278,419          10/08/85    300
Englewood        OH    74,000     343,083     None     176      74,000     343,259       417,259    244,438          10/23/85    300
Forest Park      OH   170,778     379,305     None    None     170,778     379,305       550,083    204,085          09/28/87    300
Gahanna          OH    86,000     398,718     None   2,079      86,000     400,797       486,797    282,618          11/26/85    300
Huber Heights    OH   245,000     544,153     None    None     245,000     544,153       789,153    233,336          09/27/90    300
Loveland         OH   206,136     457,829     None    None     206,136     457,829       663,965    253,755          03/20/87    300
Maineville       OH   173,105     384,468     None    None     173,105     384,468       557,573    213,095          03/06/87    300
Pickerington     OH    87,580     406,055     None     176      87,580     406,231       493,811    269,284          12/11/86    300
Westerville      OH   294,350     646,557     None    None     294,350     646,557       940,907    282,082          09/26/90    300
Westerville      OH    82,000     380,173     None     176      82,000     380,349       462,349    271,790          10/08/85    300
Broken Arrow     OK    78,705     220,434     None     561      78,705     220,995       299,700    220,689          01/27/83    180
Midwest City     OK    67,800     314,338     None     279      67,800     314,617       382,417    227,420          08/14/85    300
Oklahoma City    OK    79,000     366,261     None     279      79,000     366,540       445,540    282,193          11/14/84    300
Oklahoma City    OK    50,800     214,474     None   3,013      50,800     217,487       268,287    215,277          06/15/82    180
Yukon            OK    61,000     282,812     None     196      61,000     283,008       344,008    209,594          05/02/85    300
Beaverton        OR   135,148     626,647     None       3     135,148     626,650       761,798    413,973          12/17/86    300
Beaverton        OR   115,232     534,301     None       3     115,232     534,304       649,536    352,968          12/22/86    300
Charleston       SC   125,593     278,947     None    None     125,593     278,947       404,540    142,774          05/26/88    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Child Care
----------
Charleston       SC   140,700     312,498     None    None     140,700     312,498       453,198    150,603          03/28/89    300
Columbia         SC    58,160     269,643     None   1,042      58,160     270,685       328,845    208,090          11/14/84    300
Elgin            SC   160,831     313,600     None    None     160,831     313,600       474,431    150,895          12/14/89    300
Goose Creek      SC    61,635     192,905     None     292      61,635     193,197       254,832    192,934          12/22/81    180
Ladson           SC    31,543     177,457     None     292      31,543     177,749       209,292    177,725          12/22/81    180
Mt. Pleasant     SC    40,700     180,400     None    None      40,700     180,400       221,100    180,400          12/22/81    180
Summerville      SC    44,400     174,500     None    None      44,400     174,500       218,900    174,500          12/22/81    180
Sumter           SC    56,010     268,903     None   1,007      56,010     269,910       325,920    195,651          06/18/85    300
Memphis          TN   238,263     504,897     None    None     238,263     504,897       743,160    252,364          09/29/88    300
Memphis          TN   238,000     528,608     None    None     238,000     528,608       766,608    264,217          09/30/88    300
Memphis          TN   221,501     491,962     None    None     221,501     491,962       713,463    212,398          08/31/90    300
Nashville        TN   274,298     609,223     None    None     274,298     609,223       883,521    293,603          03/30/89    300
Allen            TX   177,637     394,538     None     167     177,637     394,705       572,342    194,840          11/21/88    300
Arlington        TX    82,109     380,677     None    None      82,109     380,677       462,786    291,820          12/13/84    300
Arlington        TX   238,000     528,604     None    None     238,000     528,604       766,604    264,214          09/26/88    300
Arlington        TX   241,500     550,559     None    None     241,500     550,559       792,059    310,220          09/22/89    300
Arlington        TX   195,650     387,355     None    None     195,650     387,355       583,005    160,438          02/07/91    300
Arlington        TX    70,000     324,538   18,424   1,215      70,000     344,177       414,177    241,774          05/08/85    300
Atascocita       TX   278,915   1,034,868     None    None     278,915   1,034,868     1,313,783     94,890 07/19/99 05/14/99    300
Austin           TX   134,383     623,103     None     357     134,383     623,460       757,843    411,633          12/23/86    300
Austin           TX   236,733     528,608     None      10     236,733     528,618       765,351    264,217          09/27/88    300
Austin           TX   238,000     528,604     None    None     238,000     528,604       766,604    253,179          04/06/89    300
Austin           TX   103,600     230,532     None     432     103,600     230,964       334,564    230,601          10/29/82    180
Austin           TX    88,872     222,684     None      75      88,872     222,759       311,631    222,725          01/12/83    180
Austin           TX   188,144     417,872     None      10     188,144     417,882       606,026    213,881          05/11/88    300
Austin           TX   191,636     425,629     None      10     191,636     425,639       617,275    208,927          12/22/88    300
Austin           TX   224,878     499,460     None    None     224,878     499,460       724,338    243,681          01/03/89    300
Austin           TX   217,878     483,913     None    None     217,878     483,913       701,791    228,899          06/22/89    300
Bedford          TX   241,500     550,559     None    None     241,500     550,559       792,059    310,220          09/22/89    300
Carrollton       TX   277,850     617,113     None    None     277,850     617,113       894,963    325,159          12/11/87    300
Cedar Park       TX   168,857     375,036     None    None     168,857     375,036       543,893    185,209          11/21/88    300
Colleyville      TX   250,000   1,070,360     None    None     250,000   1,070,360     1,320,360     94,591 08/17/99 05/14/99    300
Colleyville      TX    68,000     315,266    8,979   4,182      68,000     328,427       396,427    238,312          05/01/85    300
Converse         TX   217,000     481,963     None      10     217,000     481,973       698,973    240,902          09/28/88    300
Coppell          TX   139,224     645,550     None     156     139,224     645,706       784,930    426,461          12/17/86    300
Coppell          TX   208,641     463,398     None    None     208,641     463,398       672,039    244,166          12/11/87    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Child Care
----------
Corinth          TX   285,000   1,041,626     None    None     285,000   1,041,626     1,326,626     98,946 06/04/99 05/19/99    300
DeSoto           TX    86,000     398,715   29,103   2,047      86,000     429,865       515,865    310,177          10/24/84    300
Duncanville      TX    93,000     431,172     None     944      93,000     432,116       525,116    319,544          05/08/85    300
Euless           TX   234,111     519,962     None    None     234,111     519,962       754,073    285,020          05/08/87    300
Flower Mound     TX   202,773     442,845     None    None     202,773     442,845       645,618    244,097          04/20/87    300
Flower Mound     TX   281,735   1,099,726     None    None     281,735   1,099,726     1,381,461    111,772 04/23/99 01/13/99    300
Fort Worth       TX   238,000     528,608     None    None     238,000     528,608       766,608    264,217          09/26/88    300
Fort Worth       TX    85,518     396,495     None    None      85,518     396,495       482,013    262,945          12/03/86    300
Fort Worth       TX   210,007     444,460     None    None     210,007     444,460       654,467    202,436          02/01/90    300
Fort Worth       TX   216,160     427,962     None    None     216,160     427,962       644,122    177,257          02/07/91    300
Garland          TX   211,050     468,749     None    None     211,050     468,749       679,799    213,405          12/12/89    300
Grand Prairie    TX   167,164     371,276     None    None     167,164     371,276       538,440    182,246          12/13/88    300
Houston          TX   219,100     486,631     None    None     219,100     486,631       705,731    243,236          09/30/88    300
Houston          TX   219,100     486,628     None    None     219,100     486,628       705,728    240,324          11/16/88    300
Houston          TX   149,109     323,314     None    None     149,109     323,314       472,423    165,024          06/26/89    300
Houston          TX    60,000     278,175     None     155      60,000     278,330       338,330    206,158          05/01/85    300
Houston          TX   102,000     472,898     None     155     102,000     473,053       575,053    350,483          05/01/85    300
Houston          TX   139,125     308,997     None     155     139,125     309,152       448,277    169,377          05/22/87    300
Houston          TX   141,296     313,824     None    None     141,296     313,824       455,120    170,113          07/24/87    300
Houston          TX   294,582     919,276     None    None     294,582     919,276     1,213,858    102,700 01/11/99 08/14/98    300
Houston          TX    58,000     268,901   16,181   1,015      58,000     286,097       344,097    208,204          10/11/84    300
Katy             TX   309,898     983,041     None    None     309,898     983,041     1,292,939    116,350 11/30/98 08/21/98    300
Lewisville       TX   192,777     428,121     None    None     192,777     428,121       620,898    239,294          01/07/87    300
Lewisville       TX   192,218     426,922     None    None     192,218     426,922       619,140    209,563          12/29/88    300
Lewisville       TX    79,000     366,264     None   1,245      79,000     367,509       446,509    266,284          06/26/85    300
Mansfield        TX   181,375     402,839     None    None     181,375     402,839       584,214    183,399          12/20/89    300
Mesquite         TX    85,000     394,079     None     124      85,000     394,203       479,203    303,969          10/24/84    300
Mesquite         TX   139,466     326,525     None    None     139,466     326,525       465,991    150,644          10/08/92    300
Missouri City    TX   221,025     437,593     None    None     221,025     437,593       658,618    183,802          12/13/90    300
N. Richland Hill TX   238,000     528,608     None    None     238,000     528,608       766,608    264,217          09/26/88    300
Pasadena         TX    60,000     278,173     None     155      60,000     278,328       338,328    214,605          10/23/84    300
Plano            TX   261,912     581,658     None    None     261,912     581,658       843,570    325,949          01/06/87    300
Plano            TX   250,514     556,399     None    None     250,514     556,399       806,913    293,168          12/10/87    300
Plano            TX   259,000     575,246     None    None     259,000     575,246       834,246    287,528          09/27/88    300
Round Rock       TX    80,525     373,347     None     156      80,525     373,503       454,028    246,640          12/16/86    300
Round Rock       TX   186,380     413,957     None    None     186,380     413,957       600,337    198,267          04/19/89    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Child Care
----------
San Antonio      TX   130,833     606,596     None     139     130,833     606,735       737,568    421,045          03/24/86    300
San Antonio      TX   234,500     520,831     None     340     234,500     521,171       755,671    274,427          12/29/87    300
San Antonio      TX   217,000     481,967     None    None     217,000     481,967       698,967    239,463          10/14/88    300
San Antonio      TX   220,500     447,108     None    None     220,500     447,108       667,608    215,476          03/30/89    300
San Antonio      TX   102,512     475,288     None     139     102,512     475,427       577,939    315,200          12/03/86    300
San Antonio      TX    81,530     378,007     None     139      81,530     378,146       459,676    250,684          12/11/86    300
San Antonio      TX   139,125     308,997     None     239     139,125     309,236       448,361    169,377          05/22/87    300
San Antonio      TX   181,412     402,923     None     340     181,412     403,263       584,675    218,409          07/07/87    300
San Antonio      TX   162,161     360,166     None     340     162,161     360,506       522,667    195,233          07/07/87    300
San Antonio      TX   182,868     406,155     None      10     182,868     406,165       589,033    199,368          12/06/88    300
Southlake        TX   228,279     511,750     None    None     228,279     511,750       740,029    208,337          03/10/93    300
Sugarland        TX   193,800     430,437     None      82     193,800     430,519       624,319    233,325          07/31/87    300
Sugarland        TX   339,310   1,000,876     None    None     339,310   1,000,876     1,340,186     98,416 05/30/99 01/13/99    300
The Woodlands    TX   193,801     430,440     None     191     193,801     430,631       624,432    232,018          08/11/87    300
Watauga          TX   165,914     368,502     None     256     165,914     368,758       534,672    199,751          07/07/87    300
Layton           UT   136,574     269,008     None    None     136,574     269,008       405,582    128,780          02/01/90    300
Sandy            UT   168,089     373,330     None    None     168,089     373,330       541,419    167,762          02/01/90    300
Centreville      VA   371,000     824,003     None    None     371,000     824,003     1,195,003    382,444          09/29/89    300
Chesapeake       VA   190,050     422,107     None    None     190,050     422,107       612,157    203,427          03/28/89    300
Glen Allen       VA    74,643     346,060     None    None      74,643     346,060       420,703    271,880          06/20/84    300
Portsmouth       VA   171,575     381,073     None    None     171,575     381,073       552,648    187,056          12/21/88    300
Richmond         VA   269,500     598,567     None    None     269,500     598,567       868,067    288,467          03/28/89    300
Richmond         VA    71,001     327,771     None   7,651      71,001     335,422       406,423    235,499          09/04/85    300
Virginia Beach   VA    69,080     320,270     None     656      69,080     320,926       390,006    246,667          11/15/84    300
Woodbridge       VA   358,050     795,239     None    None     358,050     795,239     1,153,289    397,488          09/29/88    300
Everett          WA   120,000     540,363     None    None     120,000     540,363       660,363    540,363          11/22/82    180
Federal Way      WA   150,785     699,101     None     108     150,785     699,209       849,994    461,838          12/17/86    300
Federal Way      WA   261,943     581,782     None    None     261,943     581,782       843,725    287,310          11/21/88    300
Kent             WA   128,300     539,141     None    None     128,300     539,141       667,441    539,141          06/03/83    180
Kent             WA   140,763     678,809     None     108     140,763     678,917       819,680    448,433          12/17/86    300
Kirkland         WA   301,000     668,534     None     108     301,000     668,642       969,642    346,201          03/31/88    300
Puyallup         WA   195,552     434,327     None    None     195,552     434,327       629,879    213,196          12/06/88    300
Redmond          WA   279,830     621,513     None     108     279,830     621,621       901,451    336,900          07/27/87    300
Renton           WA   111,183     515,490     None     108     111,183     515,598       626,781    357,807          03/24/86    300
Appleton         WI   196,000     424,038     None    None     196,000     424,038       620,038    187,578          07/10/90    300
Waukesha         WI   233,100     461,500     None    None     233,100     461,500       694,600    193,843          12/13/90    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Child Care
----------
Waukesha         WI   215,950     427,546     None    None     215,950     427,546       643,496    179,582          12/13/90    300
Cheyenne         WY    59,856     277,506     None     227      59,856     277,733       337,589    213,137          11/20/84    300

Consumer Electronics
--------------------
Oxford           AL   323,085     406,655     None    None     323,085     406,655       729,740     83,364          11/26/96    300
Tuscaloosa       AL   204,790     585,115     None    None     204,790     585,115       789,905    119,948          11/26/96    300
Bradenton        FL   174,948     240,928     None    None     174,948     240,928       415,876     49,390          11/26/96    300
Mary Esther      FL   149,696     363,263     None    None     149,696     363,263       512,959     74,469          11/26/96    300
Melbourne        FL   269,697     522,414     None    None     269,697     522,414       792,111    107,095          11/26/96    300
Merritt Island   FL   309,652     482,459     None    None     309,652     482,459       792,111     98,904          11/26/96    300
Ocala            FL   339,690     543,504     None    None     339,690     543,504       883,194    111,418          11/26/96    300
Pensacola        FL   419,842   1,899,287     None    None     419,842   1,899,287     2,319,129    389,354          11/26/96    300
Tallahassee      FL   319,807     502,697     None    None     319,807     502,697       822,504    103,053          11/26/96    300
Titusville       FL   176,459     579,793     None    None     176,459     579,793       756,252    118,858          11/26/96    300
Rome             GA   254,902     486,812     None    None     254,902     486,812       741,714     99,797          11/26/96    300
Smyrna           GA 1,094,058   3,090,236     None     233   1,094,058   3,090,469     4,184,527    561,278          06/09/97    300
Council Bluffs   IA   255,217     117,792     None    None     255,217     117,792       373,009     24,147          11/26/96    300
Des Moines       IA   188,520     367,614     None    None     188,520     367,614       556,134     75,361          11/26/96    300
Peoria           IL   193,868     387,737     None    None     193,868     387,737       581,605     79,486          11/26/96    300
Rockford         IL   159,587     618,398     None    None     159,587     618,398       777,985    126,772          11/26/96    300
Springfield      IL   219,859     630,595     None    None     219,859     630,595       850,454    129,272          11/26/96    300
Anderson         IN   180,628     653,162     None    None     180,628     653,162       833,790    133,893          11/26/96    300
Muncie           IN   148,901     645,235     None    None     148,901     645,235       794,136    132,273          11/26/96    300
Richmond         IN    93,999     193,753     None    None      93,999     193,753       287,752     39,719          11/26/96    300
Columbus         MS   144,908     463,707     None    None     144,908     463,707       608,615     95,060          11/26/96    300
Greenville       MS   144,588     433,764     None    None     144,588     433,764       578,352     88,922          11/26/96    300
Gulfport         MS   299,464     502,326     None    None     299,464     502,326       801,790    102,977          11/26/96    300
Hattiesburg      MS   198,659     457,379     None    None     198,659     457,379       656,038     93,763          11/26/96    300
Jackson          MS   405,360     656,296     None    None     405,360     656,296     1,061,656    134,541          11/26/96    300
Meridian         MS   181,156     515,598     None    None     181,156     515,598       696,754    105,698          11/26/96    300
Tupelo           MS   121,697     637,691     None    None     121,697     637,691       759,388    130,727          11/26/96    300
Vicksburg        MS   494,532     174,541     None    None     494,532     174,541       669,073     35,781          11/26/96    300
Pineville        NC   567,864     840,284     None  36,071     567,864     876,355     1,444,219    106,443          12/31/98    300
Lakewood         NY   144,859     526,301     None    None     144,859     526,301       671,160    107,892          11/26/96    300
Westbury         NY 6,333,590   3,952,773     None    None   6,333,590   3,952,773    10,286,363    678,171          09/29/97    300
Defiance         OH    97,978     601,863     None    None      97,978     601,863       699,841    123,382          11/26/96    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Consumer Electronics
--------------------
Kettering        OH   229,246     488,393     None    None     229,246     488,393       717,639    100,121          11/26/96    300
Bristol          TN   344,365     468,719     None    None     344,365     468,719       813,084     96,088          11/26/96    300
Clarksville      TN   290,775     395,870     None    None     290,775     395,870       686,645     81,153          11/26/96    300
Vienna           WV   324,797     526,670     None    None     324,797     526,670       851,467    107,967          11/26/96    300

Convenience Stores
------------------
Manchester       CT   118,262     305,510     None    None     118,262     305,510       423,772     82,997          03/03/95    300
Vernon           CT   179,646     319,372     None    None     179,646     319,372       499,018     86,763          03/09/95    300
Westbrook        CT    98,247     373,340     None    None      98,247     373,340       471,587    101,424          03/09/95    300
Archer           FL   296,238     578,145     None      51     296,238     578,196       874,434     60,704          05/07/99    300
Gainesville      FL   515,834     873,187     None    None     515,834     873,187     1,389,021     91,683          05/07/99    300
Gainesville      FL   480,318     600,633     None    None     480,318     600,633     1,080,951     63,065          05/07/99    300
Gainesville      FL   347,310     694,859     None    None     347,310     694,859     1,042,169     72,959          05/07/99    300
Gainesville      FL   339,263     658,807     None    None     339,263     658,807       998,070     69,173          05/07/99    300
Gainesville      FL   351,921     552,557     None    None     351,921     552,557       904,478     58,017          05/07/99    300
Gainesville      FL   500,032     850,291     None    None     500,032     850,291     1,350,323     89,279          05/07/99    300
Jacksonville Bch FL   522,188     371,885     None    None     522,188     371,885       894,073     39,046          05/07/99    300
Orange Park      FL   425,820     416,154     None    None     425,820     416,154       841,974     43,695          05/07/99    300
Augusta          GA   320,000     382,323     None    None     320,000     382,323       702,323     37,592          07/22/99    300
Augusta          GA   620,000     383,232     None    None     620,000     383,232     1,003,232     37,679          07/22/99    300
Augusta          GA   540,000     337,853     None    None     540,000     337,853       877,853     33,218          07/22/99    300
Augusta          GA   510,000     392,929     None    None     510,000     392,929       902,929     38,633          07/22/99    300
Augusta          GA   180,000     422,020     None    None     180,000     422,020       602,020     41,496          07/22/99    300
Augusta          GA   260,000     392,171     None    None     260,000     392,171       652,171     38,560          07/22/99    300
Dunwoody         GA   545,462     724,254     None    None     545,462     724,254     1,269,716    131,503          06/27/97    300
Hephzibah        GA   580,000     523,535     None    None     580,000     523,535     1,103,535     51,475          07/22/99    300
Lithonia         GA   386,784     776,436     None    None     386,784     776,436     1,163,220    140,995          06/27/97    300
Mableton         GA   491,069     355,957     None    None     491,069     355,957       847,026     64,617          06/27/97    300
Martinez         GA   450,000     402,777     None    None     450,000     402,777       852,777     39,602          07/22/99    300
Norcross         GA   384,162     651,273     None    None     384,162     651,273     1,035,435    118,255          06/27/97    300
Stone Mountain   GA   529,383     532,429     None    None     529,383     532,429     1,061,812     96,664          06/27/97    300
Godfrey          IL   374,586     733,190     None    None     374,586     733,190     1,107,776    133,132          06/27/97    300
Granite City     IL   362,287     737,255     None    None     362,287     737,255     1,099,542    133,872          06/27/97    300
Madison          IL   173,812     625,030     None    None     173,812     625,030       798,842    113,503          06/27/97    300
New Albany       IN   181,459     289,353     None    None     181,459     289,353       470,812     78,608          03/03/95    300
New Albany       IN   262,465     331,796     None    None     262,465     331,796       594,261     90,138          03/06/95    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Convenience Stores
------------------
Berea            KY   252,077     360,815     None    None     252,077     360,815       612,892     98,022          03/08/95    300
Elizabethtown    KY   286,106     286,106     None    None     286,106     286,106       572,212     77,725          03/03/95    300
Henderson        KY   225,000     515,000     None    None     225,000     515,000       740,000    131,325          08/25/95    300
Lebanon          KY   158,052     316,105     None    None     158,052     316,105       474,157     85,875          03/03/95    300
Louisville       KY   198,926     368,014     None    None     198,926     368,014       566,940     99,977          03/03/95    300
Louisville       KY   216,849     605,697     None    None     216,849     605,697       822,546    134,129 06/18/96 11/17/95    300
Mt. Washington   KY   327,245     479,593     None    None     327,245     479,593       806,838     98,348 12/06/96 05/31/96    300
Owensboro        KY   360,000     590,000     None    None     360,000     590,000       950,000    150,450          08/25/95    300
Seekonk          MA   298,354     268,518     None    None     298,354     268,518       566,872     72,947          03/03/95    300
Flint            MI   194,492     476,504     None    None     194,492     476,504       670,996    115,155          12/21/95    300
Aberdeen         NC   600,000     300,625     None    None     600,000     300,625       900,625     11,501          01/25/01    300
Cary             NC   450,000     825,000     None    None     450,000     825,000     1,275,000    210,375          08/25/95    300
Goldsboro        NC   460,000     740,625     None    None     460,000     740,625     1,200,625     28,368          01/25/01    300
Greensboro       NC   700,000     655,000     None    None     700,000     655,000     1,355,000     57,858          10/27/99    300
Greenville       NC   330,000     515,000     None    None     330,000     515,000       845,000    131,325          08/25/95    300
Greenville       NC   225,000     405,000     None    None     225,000     405,000       630,000    103,275          08/25/95    300
Jacksonville     NC   150,000     530,000     None    None     150,000     530,000       680,000    135,150          08/25/95    300
Kinston          NC   550,000   1,057,833     None    None     550,000   1,057,833     1,607,833    177,995          10/24/97    300
Kingston         NY   257,763     456,042     None    None     257,763     456,042       713,805    122,371          04/06/95    300
Atwater          OH   118,555     266,748     None    None     118,555     266,748       385,303     72,467          03/03/95    300
Columbus         OH   147,296     304,411     None    None     147,296     304,411       451,707     82,699          03/03/95    300
Columbus         OH   273,085     471,693     None    None     273,085     471,693       744,778    113,992          12/21/95    300
Cuyahoga Falls   OH   297,982     357,579     None    None     297,982     357,579       655,561     97,142          03/03/95    300
Galion           OH   138,981     327,597     None    None     138,981     327,597       466,578     88,997          03/06/95    300
Groveport        OH   277,198     445,497     None    None     277,198     445,497       722,695    107,662          12/21/95    300
Perrysburg       OH   211,678     390,680     None    None     211,678     390,680       602,358     79,139 01/10/96 09/01/95    300
Streetsboro      OH   402,988     533,349     None    None     402,988     533,349       936,337     79,998 01/27/97 09/03/96    300
Tipp City        OH   355,009     588,111     None    None     355,009     588,111       943,120     93,109 01/31/97 06/27/96    300
Triffin          OH   117,017     273,040     None    None     117,017     273,040       390,057     74,176          03/07/95    300
Wadsworth        OH   266,507     496,917     None    None     266,507     496,917       763,424     85,469 11/26/96 07/01/96    300
Tulsa            OK   126,545     508,266     None    None     126,545     508,266       634,811     92,293          06/27/97    300
Aiken            SC   320,000     432,527     None    None     320,000     432,527       752,527     42,528          07/22/99    300
Aiken            SC   330,000     472,679     None    None     330,000     472,679       802,679     46,476          07/22/99    300
Aiken            SC   560,000     543,588     None    None     560,000     543,588     1,103,588     53,447          07/22/99    300
Aiken            SC   360,000     542,982     None    None     360,000     542,982       902,982     53,389          07/22/99    300
Aiken            SC   540,000     388,058     None    None     540,000     388,058       928,058     38,154          07/22/99    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Convenience Stores
------------------
Aiken            SC   250,000     251,770     None    None     250,000     251,770       501,770     24,755          07/22/99    300
Belvedere        SC   490,000     463,080     None    None     490,000     463,080       953,080     45,531          07/22/99    300
Columbia         SC   150,000     450,000     None    None     150,000     450,000       600,000    114,750          08/25/95    300
Greenville       SC   390,000     462,847     None    None     390,000     462,847       852,847     45,509          07/22/99    300
Greenville       SC   300,000     402,392     None    None     300,000     402,392       702,392     39,565          07/22/99    300
Greenville       SC   370,000     432,695     None    None     370,000     432,695       802,695     42,544          07/22/99    300
Greenville       SC   620,000     483,604     None    None     620,000     483,604     1,103,604     47,549          07/22/99    300
Greenville       SC   720,000     534,059     None    None     720,000     534,059     1,254,059     52,509          07/22/99    300
Greenville       SC   680,000     423,604     None    None     680,000     423,604     1,103,604     41,649          07/22/99    300
Greer            SC   400,000     502,879     None    None     400,000     502,879       902,879     49,445          07/22/99    300
Jackson          SC   170,000     632,626     None    None     170,000     632,626       802,626     62,204          07/22/99    300
John's Isle      SC   170,000     350,000     None    None     170,000     350,000       520,000     89,250          08/25/95    300
Lexington        SC   255,000     545,000     None    None     255,000     545,000       800,000    138,975          08/25/95    300
Lexington        SC   640,000     563,891     None    None     640,000     563,891     1,203,891     55,443          07/22/99    300
Lexington        SC   540,000     563,588     None    None     540,000     563,588     1,103,588     55,414          07/22/99    300
Lexington        SC   360,000     843,891     None    None     360,000     843,891     1,203,891     82,977          07/22/99    300
Mauldin          SC   490,000     412,879     None    None     490,000     412,879       902,879     40,595          07/22/99    300
Myrtle Beach     SC   140,000     590,000     None    None     140,000     590,000       730,000    150,450          08/25/95    300
N. Augusta       SC   400,000     452,777     None    None     400,000     452,777       852,777     44,519          07/22/99    300
N. Charleston    SC   400,000     650,000     None    None     400,000     650,000     1,050,000    165,750          08/25/95    300
North Augusta    SC   350,000     352,323     None    None     350,000     352,323       702,323     34,642          07/22/99    300
Simpsonville     SC   530,000     573,485     None    None     530,000     573,485     1,103,485     56,387          07/22/99    300
Spartanburg      SC   470,000     432,879     None    None     470,000     432,879       902,879     42,562          07/22/99    300
Summerville      SC   115,000     515,000     None    None     115,000     515,000       630,000    131,325          08/25/95    300
W. Columbia      SC   410,000     693,574     None    None     410,000     693,574     1,103,574     68,196          07/22/99    300
West Aiken       SC   400,000     402,665     None    None     400,000     402,665       802,665     39,591          07/22/99    300
La Vergne        TN   340,000     650,000     None    None     340,000     650,000       990,000    165,750          08/25/95    300
Shelbyville      TN   200,000     465,000     None    None     200,000     465,000       665,000    118,575          08/25/95    300
Hampton          VA   433,985     459,108     None    None     433,985     459,108       893,093     68,090          04/17/98    300
Midlothian       VA   325,000     302,872     None    None     325,000     302,872       627,872     52,956          08/21/97    300
Newport News     VA   490,616     605,304     None    None     490,616     605,304     1,095,920     60,444          04/17/98    300
Richmond         VA   700,000     400,740     None    None     700,000     400,740     1,100,740     59,435          04/17/98    300
Richmond         VA   700,000     440,965     None    None     700,000     440,965     1,140,965     65,400          04/17/98    300
Richmond         VA   400,000     250,875     None    None     400,000     250,875       650,875     37,204          04/17/98    300
Richmond         VA 1,000,000         740     None    None   1,000,000         740     1,000,740        102          04/17/98    300
Richmond         VA   700,000     100,695     None    None     700,000     100,695       800,695     14,929          04/17/98    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Convenience Stores
------------------
Stafford         VA   271,865     601,997     None    None     271,865     601,997       873,862    121,402          12/20/96    300
Warrenton        VA   515,971     649,125     None    None     515,971     649,125     1,165,096    130,907          12/20/96    300
Yorktown         VA   309,435     447,144     None    None     309,435     447,144       756,579     66,311          04/17/98    300

Craft and Novelty
-----------------
Cutler Ridge     FL   743,498     657,485   42,145  35,162     743,498     734,792     1,478,290     85,374          12/31/98    300
Stony Brook      NY   980,000   1,801,586     None    None     980,000   1,801,586     2,781,586    213,177          01/08/99    300

Drug Stores
-----------
Casselberry      FL 1,075,020   1,664,284     None    None   1,075,020   1,664,284     2,739,304    219,158          09/30/98    300

Entertainment
-------------
Vista            CA 2,300,000          22     None    None   2,300,000          22     2,300,022          2          03/31/99    300
Dania            FL 8,272,080       1,713     None    None   8,272,080       1,713     8,273,793        168          03/31/99    300
Marietta         GA 1,500,000         768     None    None   1,500,000         768     1,500,768          1          01/01/00    300
Norcross         GA 1,600,000         768     None    None   1,600,000         768     1,600,768          1          01/01/00    300
Roswell          GA 3,383,780       1,126   28,826   6,685   3,383,780      36,637     3,420,417     11,596          06/30/99    300
Flanders         NJ 2,222,205         890   37,500   1,208   2,222,205      39,598     2,261,803      4,342          06/29/99    300
Brookhaven       NY 1,500,000         745     None    None   1,500,000         745     1,500,745         73          07/23/99    300
Riverhead        NY 6,200,000         744     None    None   6,200,000         744     6,200,744         73          07/23/99    300

General Merchandise
-------------------
Monte Vista      CO    47,652     582,159     None    None      47,652     582,159       629,811     70,843          12/23/98    300
Groveland        FL   101,782     189,258     None    None     101,782     189,258       291,040     21,131          03/31/99    300
Garnett          KS    59,690     518,121     None    None      59,690     518,121       577,811     63,052          12/23/98    300
Caledonia        MN    89,723     559,300     None    None      89,723     559,300       649,023     68,065          12/23/98    300
Long Prarie      MN    88,892     553,997     None    None      88,892     553,997       642,889     67,418          12/23/98    300
Paynesvile       MN    49,483     525,406     None    None      49,483     525,406       574,889     63,939          12/23/98    300
Spring Valley    MN    69,785     579,238     None    None      69,785     579,238       649,023     70,491          12/23/98    300
Warroad          MN    70,000     580,000     None    None      70,000     580,000       650,000     70,567          12/23/98    300
Mayville         ND    59,333     565,562     None    None      59,333     565,562       624,895     68,841          12/23/98    300
Bloomfield       NM    59,559     616,252     None    None      59,559     616,252       675,811     74,991          12/23/98    300

General Merchandise
-------------------
Colorado City    TX    92,535     505,276     None    None      92,535     505,276       597,811     61,489          12/23/98    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Grocery Stores
--------------
Boulder          CO   426,675   1,199,508     None  91,660     426,675   1,291,168     1,717,843    890,854          01/05/84    180
Sheboygan        WI 1,513,216   4,427,968     None   1,040   1,513,216   4,429,008     5,942,224    420,457 06/03/99 08/24/98    300

Health and Fitness
------------------
Paradise Valley  AZ 2,608,389   1,346,517     None    None   2,608,389   1,346,517     3,954,906         19InProcess 06/26/01    300
Diamond Bar      CA 3,038,879   4,338,722     None    None   3,038,879   4,338,722     7,377,601    382,723 03/21/00 09/29/98    300
Norco            CA 1,247,243   3,807,569     None    None   1,247,243   3,807,569     5,054,812    270,819 12/13/00 06/29/99    300
Paramount        CA    86,400     278,827     None      83      86,400     278,910       365,310    278,827          11/22/83    180
Coral Springs    FL   891,496   2,798,204     None      25     891,496   2,798,229     3,689,725    358,056 11/03/98 03/30/98    300
Miami            FL 3,115,101   4,439,526     None      25   3,115,101   4,439,551     7,554,652    279,919 05/19/00 06/07/99    300
Oakland Park     FL 2,800,000   2,195,888     None    None   2,800,000   2,195,888     4,995,888         20 07/13/01 03/27/01    300
Pembroke Pines   FL 1,714,388   4,387,824     None      25   1,714,388   4,387,849     6,102,237    191,066 12/11/00 10/01/99    300
Fort Worth       TX 1,445,901   5,277,886     None    None   1,445,901   5,277,886     6,723,787    331,284          06/30/99    300

Home Furnishings
----------------
Cathedral City   CA 1,006,923   2,293,077     None   4,040   1,006,923   2,297,117     3,304,040    607,665          05/26/95    300
Danbury          CT   630,171   3,621,163     None    None     630,171   3,621,163     4,251,334    621,390          09/30/97    300
Brandon          FL   430,000   1,020,608     None    None     430,000   1,020,608     1,450,608    144,584          06/26/98    300
Jupiter          FL 1,698,316   3,209,801     None    None   1,698,316   3,209,801     4,908,117    208,515          05/03/00    300
Tampa            FL   494,763     767,737   71,880   1,870     494,763     841,487     1,336,250    106,181          12/31/98    300
Tampa            FL   685,000     885,624     None    None     685,000     885,624     1,570,624    125,461          06/26/98    300
West Palm Beach  FL   347,651     706,081   69,111  32,435     347,651     807,627     1,155,278     90,775          12/31/98    300
Winter Park      FL 1,979,598   3,382,402    1,354   1,756   1,979,598   3,385,512     5,365,110    896,359          05/31/95    300
Davenport        IA   270,000     930,689     None    None     270,000     930,689     1,200,689    131,845          06/26/98    300
Joilet           IL   440,000     910,689     None    None     440,000     910,689     1,350,689    129,012          06/26/98    300
Wichita          KS   430,000     740,725     None    None     430,000     740,725     1,170,725    104,934          06/26/98    300
Alexandria       LA   400,000     810,608     None    None     400,000     810,608     1,210,608    114,834          06/26/98    300
Monroe           LA   450,000     835,608     None    None     450,000     835,608     1,285,608    118,376          06/26/98    300
Shreveport       LA   525,000     725,642     None    None     525,000     725,642     1,250,642    102,797          06/26/98    300
Battle Creek     MI   485,000     895,689     None    None     485,000     895,689     1,380,689    126,887          06/26/98    300
Eden Prairie     MN   500,502   1,055,244     None    None     500,502   1,055,244     1,555,746    121,317          02/26/99    300
Hattiesburg      MS   300,000     660,608     None    None     300,000     660,608       960,608     93,584          06/26/98    300
Ridgeland        MS   281,867     769,890     None    None     281,867     769,890     1,051,757    139,778          06/27/97    300
Omaha            NE 1,956,296   3,949,402     None    None   1,956,296   3,949,402     5,905,698    743,579          04/04/97    300
Henderson        NV 1,268,655   3,109,995     None    None   1,268,655   3,109,995     4,378,650    533,676          09/26/97    300
Staten Island    NY 3,190,883   2,569,802     None     855   3,190,883   2,570,657     5,761,540    389,525          03/26/98    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Home Furnishings
----------------
Lancaster        OH   250,000     830,689     None    None     250,000     830,689     1,080,689    117,679          06/26/98    300
Altoona          PA   455,000     745,694     None    None     455,000     745,694     1,200,694    105,638          06/26/98    300
Erie             PA   510,000     900,689     None    None     510,000     900,689     1,410,689    127,595          06/26/98    300
Muncy            PA   315,000     835,648     None    None     315,000     835,648     1,150,648    118,381          06/26/98    300
Whitehall        PA   515,525   1,146,868     None    None     515,525   1,146,868     1,662,393    162,471          06/30/98    300
Columbia         SC   600,000     900,725     None    None     600,000     900,725     1,500,725    127,600          06/26/98    300
Jackson          TN   380,000     750,608     None    None     380,000     750,608     1,130,608    106,334          06/26/98    300
Memphis          TN   804,262   1,432,520     None    None     804,262   1,432,520     2,236,782    260,106          06/30/97    300
Abilene          TX   400,000     680,616     None    None     400,000     680,616     1,080,616     96,419          06/26/98    300
Arlington        TX   475,069   1,374,167     None    None     475,069   1,374,167     1,849,236    263,253          03/26/97    300
Cedar Park       TX   253,591     827,237     None    None     253,591     827,237     1,080,828    158,477          03/10/97    300
Houston          TX   867,767     687,042     None    None     867,767     687,042     1,554,809    131,561          03/07/97    300
San Antonio      TX   323,451     637,991   47,914  34,151     323,451     720,056     1,043,507     88,353          12/31/98    300
Spring           TX 1,794,872   1,810,069     None    None   1,794,872   1,810,069     3,604,941    310,544          09/29/97    300
Webster          TX   283,604     538,002    2,470    None     283,604     540,472       824,076     97,771          06/12/97    300
Eau Claire       WI   260,000     820,689     None    None     260,000     820,689     1,080,689    116,262          06/26/98    300
La Crosse        WI   372,883     877,812     None    None     372,883     877,812     1,250,695    124,354          06/26/98    300

Home Improvement
----------------
Lawndale         CA   667,007   1,238,841     None    None     667,007   1,238,841     1,905,848    150,724          12/31/98    300
Los Angeles      CA   902,494   1,676,204     None    None     902,494   1,676,204     2,578,698    203,936          12/31/98    300
Los Angeles      CA   163,668     304,097     None    None     163,668     304,097       467,765     36,996          12/31/98    300
Van Nuys         CA   750,293   1,393,545     None    None     750,293   1,393,545     2,143,838    169,546          12/31/98    300
West Covina      CA   311,040     577,733     None    None     311,040     577,733       888,773     70,290          12/31/98    300
Clearwater       FL   476,179     725,023     None   1,984     476,179     727,007     1,203,186     88,204          12/31/98    300
Jacksonville     FL   478,314     618,348     None     280     478,314     618,628     1,096,942     75,274          12/31/98    300
Port Orange      FL   500,000   1,212,813     None     153     500,000   1,212,966     1,712,966    123,494 05/11/99 01/29/99    300
Seminole         FL   593,304     767,184     None     345     593,304     767,529     1,360,833     93,334          12/31/98    300
Tampa            FL   347,794     905,248   46,000     855     347,794     952,103     1,299,897    111,726          12/31/98    300
Des Moines       IA   225,771     682,604     None    None     225,771     682,604       908,375     80,767          01/29/99    300
Broadview        IL   345,166     641,739     None    None     345,166     641,739       986,905     78,089          12/31/98    300
Indianapolis     IN   350,000     671,472     None     367     350,000     671,839     1,021,839     70,471 03/29/99 01/29/99    300
Baltimore        MD   171,320     318,882     None    None     171,320     318,882       490,202     38,808          12/31/98    300
Rochester        NY   158,168     294,456     None    None     158,168     294,456       452,624     35,836          12/31/98    300
Reading          PA   201,569     375,056     None    None     201,569     375,056       576,625     45,642          12/31/98    300
Pasadena         TX   147,535     274,521     None    None     147,535     274,521       422,056     33,402          12/31/98    300
Plano            TX   363,851     676,249     None    None     363,851     676,249     1,040,100     82,279          12/31/98    300
San Antonio      TX   367,890     683,750     None    None     367,890     683,750     1,051,640     83,192          12/31/98    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Home Improvement
----------------
Chesapeake       VA   144,014     649,869     None  11,754     144,014     661,623       805,637    441,269          12/22/86    300

Office Supplies
---------------
Lakewood         CA 1,398,387   3,098,607     None    None   1,398,387   3,098,607     4,496,994    614,481          01/29/97    300
Riverside        CA 1,410,177   1,659,850     None    None   1,410,177   1,659,850     3,070,027    284,875          09/17/97    300
Hutchinson       KS   269,964   1,704,013     None    None     269,964   1,704,013     1,973,977    309,483          06/25/97    300
Salina           KS   240,423   1,829,837     None    None     240,423   1,829,837     2,070,260    332,332          06/25/97    300
Helena           MT   564,241   1,503,118     None    None     564,241   1,503,118     2,067,359    272,933          06/09/97    300
Asheboro         NC   465,557   2,176,416     None    None     465,557   2,176,416     2,641,973    329,958          03/27/98    300
Westbury         NY 3,808,076   2,377,932     None    None   3,808,076   2,377,932     6,186,008    407,964          09/29/97    300
New Philiadelphi OH   726,636   1,650,672     None    None     726,636   1,650,672     2,377,308    305,266          05/30/97    300

Pet Supplies and Services
-------------------------
Duluth           GA   361,058   1,591,629     None    None     361,058   1,591,629     1,952,687    129,101 01/27/99 09/29/98    300
Marrietta        GA   495,412   1,526,370     None    None     495,412   1,526,370     2,021,782    106,722 05/28/99 09/29/98    300
Indianapolis     IN   427,000   1,296,901     None    None     427,000   1,296,901     1,723,901     85,047 03/10/00 01/19/99    300
Sudbury          MA   543,038   2,477,213     None    None     543,038   2,477,213     3,020,251    142,809 11/12/99 09/30/98    300
Tyngsborough     MA   312,204   1,222,522     None    None     312,204   1,222,522     1,534,726    173,184          06/12/98    300
Matthews         NC   610,177   1,394,743     None    None     610,177   1,394,743     2,004,920    192,939          07/17/98    300
North Plainfield NJ         0   1,590,447     None    None           0   1,590,447     1,590,447    141,401          09/24/98    300
Albuquerque      NM   684,036     874,914     None  21,290     684,036     896,204     1,580,240    106,958          12/31/98    300
Dickson City     PA   659,790   1,880,722     None    None     659,790   1,880,722     2,540,512    341,430          06/20/97    300

Private Education
-----------------
Coconut Creek    FL   310,111   1,243,682     None    None     310,111   1,243,682     1,553,793    118,436 08/02/99 12/01/98    300
North Lauderdale FL 1,050,000   2,567,811     None    None   1,050,000   2,567,811     3,617,811    389,324          03/30/98    300
Las Vegas        NV 1,080,444   3,346,772     None    None   1,080,444   3,346,772     4,427,216    507,497          03/04/98    300
Chantilly        VA   688,917   3,208,607     None    None     688,917   3,208,607     3,897,524    268,533 05/07/99 09/30/98    300
Kingstowne       VA   300,000   1,191,396     None    None     300,000   1,191,396     1,491,396     73,732 08/22/00 11/08/99    300

Restaurants
-----------
Atmore           AL   272,044     505,636     None    None     272,044     505,636       777,680      7,579          08/31/01    300
Clanton          AL   230,036     427,391     None    None     230,036     427,391       657,427      6,408          08/31/01    300
Demopolis        AL   251,349     466,972     None    None     251,349     466,972       718,321      7,002          08/31/01    300
Fort Payne       AL   303,056     563,001     None    None     303,056     563,001       866,057      8,443          08/31/01    300
Gardendale       AL   398,669     740,568     None    None     398,669     740,568     1,139,237     11,106          08/31/01    300
Hoover           AL   251,434     467,185     None    None     251,434     467,185       718,619      7,005          08/31/01    300
Bentonville      AR   377,086     700,582     None    None     377,086     700,582     1,077,668     10,505          01/01/00    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Restaurants
-----------
Hope             AR   288,643     536,715     None    None     288,643     536,715       825,358      8,042          01/01/00    300
Little Rock      AR   317,000     589,377     None    None     317,000     589,377       906,377      8,832          01/01/00    300
Siloam Springs   AR   190,000     352,808     None    None     190,000     352,808       542,808     58,203          11/20/97    300
Douglas          AZ    75,000     347,719     None   1,446      75,000     349,165       424,165    246,470          11/27/85    300
Glendale         AZ   624,761     895,976     None    None     624,761     895,976     1,520,737    207,568          03/06/96    300
Tucson           AZ   107,393     497,904     None     133     107,393     498,037       605,430    352,323          01/17/86    300
Yuma             AZ   236,121     541,651     None    None     236,121     541,651       777,772     78,536          05/28/98    300
Barstow          CA   689,842     690,204     None    None     689,842     690,204     1,380,046     90,880          09/24/98    300
Livermore        CA   662,161     823,242     None    None     662,161     823,242     1,485,403    108,397          09/23/98    300
Northridge       CA         0           0     None    None           0           0             0          0          04/01/70    N/A
Rancho Cucamonga CA    95,192     441,334     None    None      95,192     441,334       536,526    311,207          12/20/85    300
Red Bluff        CA   136,740     633,984     None   1,121     136,740     635,105       771,845    418,822          12/18/86    300
Riverside        CA    90,000     170,394     None      47      90,000     170,441       260,441    170,325          12/09/76    300
Sacramento       CA   386,793     417,290     None    None     386,793     417,290       804,083     57,725          07/31/98    300
San Dimas        CA   240,562     445,521     None    None     240,562     445,521       686,083    445,521          03/12/81    180
San Ramon        CA   406,000   1,126,930     None    None     406,000   1,126,930     1,532,930  1,126,930          12/08/83    180
Colorado Springs CO   152,000     704,736     None     262     152,000     704,998       856,998    473,470          09/30/86    300
Colorado Springs CO   313,250     695,730     None   1,365     313,250     697,095     1,010,345    385,615          03/10/87    300
Montrose         CO   217,595     483,284     None     224     217,595     483,508       701,103    254,644          12/17/87    300
Sterling         CO    95,320     441,928     None    None      95,320     441,928       537,248    337,688          12/27/84    300
Westminster      CO   338,940   1,571,401   20,000  13,645     338,940   1,605,046     1,943,986  1,268,008          06/28/84    300
Danbury          CT   548,459     284,559     None    None     548,459     284,559       833,018        474          12/19/01    300
Glastonbury      CT   452,291     293,134     None    None     452,291     293,134       745,425        489          12/19/01    300
Manchester       CT   458,386     458,559     None    None     458,386     458,559       916,945        764          12/19/01    300
Unionville       CT   167,740     316,592     None    None     167,740     316,592       484,332        528          12/19/01    300
Waterbury        CT   521,021     705,083     None    None     521,021     705,083     1,226,104      1,175          12/19/01    300
Casselberry      FL   403,900     897,075     None    None     403,900     897,075     1,300,975    402,512          12/29/89    300
Chipley          FL   270,439     502,655     None    None     270,439     502,655       773,094      7,534          08/31/01    300
DeFuniak         FL   269,554     501,010     None    None     269,554     501,010       770,564      7,510          08/31/01    300
Green Cove Sprgs FL    86,240     399,828     None     226      86,240     400,054       486,294    305,518          12/19/84    300
Jacksonville     FL   150,210     693,445     None    None     150,210     693,445       843,655    498,233          09/13/85    300
Jacksonville     FL   143,299     664,373     None    None     143,299     664,373       807,672    470,117          12/13/85    300
Orlando          FL   230,000   1,066,339     None    None     230,000   1,066,339     1,296,339    755,840          11/18/85    300
Orlando          FL   209,800     972,679     None    None     209,800     972,679     1,182,479    659,580          08/15/86    300
Orlando          FL   600,000     949,489     None    None     600,000     949,489     1,549,489     99,918 05/27/99 12/18/98    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Restaurants
-----------
Oviedo           FL   204,200     911,338     None    None     204,200     911,338     1,115,538     65,428          08/24/99    300
Palm Bay         FL   330,000     556,668     None    None     330,000     556,668       886,668     62,283 02/17/99 12/29/98    300
Garden City      GA   197,225     438,043     None     233     197,225     438,276       635,501    209,804          04/20/89    300
Hinesville       GA    89,220     413,644     None     233      89,220     413,877       503,097    316,073          12/20/84    300
Hinesville       GA   172,611     383,376     None     233     172,611     383,609       556,220    202,003          12/22/87    300
Lithonia         GA    89,220     413,647     None     987      89,220     414,634       503,854    315,596          01/04/85    300
Savannah         GA   143,993     345,548     None     233     143,993     345,781       489,774    182,071          12/22/87    300
Savannah         GA   165,409     367,380     None     233     165,409     367,613       533,022    193,574          12/22/87    300
Statesboro       GA   201,250     446,983     None    None     201,250     446,983       648,233    204,815          11/14/89    300
Stone Mountain   GA   215,940   1,001,188     None   1,533     215,940   1,002,721     1,218,661    668,900          10/30/86    300
Washington       GA   292,628     543,862     None    None     292,628     543,862       836,490      8,152          08/31/01    300
Ankeny           IA   100,000     349,218     None     289     100,000     349,507       449,507    349,218          07/28/83    180
Boone            IA    76,000     386,170     None     289      76,000     386,459       462,459    386,170          12/27/83    180
Boise            ID   190,894     423,981     None     119     190,894     424,100       614,994    217,008          05/17/88    300
Boise            ID   161,352     334,041     None     119     161,352     334,160       495,512    165,965          10/07/88    300
Nampa            ID    74,156     343,820     None     119      74,156     343,939       418,095    227,134          12/31/86    300
Rexburg          ID    90,760     420,787     None    None      90,760     420,787       511,547    298,262          11/25/85    300
Alton            IL   225,785     419,315     None     207     225,785     419,522       645,307    208,334          10/18/88    300
Dixon            IL   230,090     511,036     None     207     230,090     511,243       741,333    269,253          12/28/87    300
Lincoln          IL   206,532     383,970     None    None     206,532     383,970       590,502      5,754          01/01/00    300
Salem            IL   213,815     474,892     None   1,459     213,815     476,351       690,166    253,097          10/30/87    300
Anderson         IN   197,523     438,706     None    None     197,523     438,706       636,229    223,226          03/25/88    300
Bedford          IN   311,815     692,543     None    None     311,815     692,543     1,004,358    375,402          07/15/87    300
Decatur          IN   181,020     385,618     None   1,191     181,020     386,809       567,829    213,731          03/31/87    300
Goshen           IN   115,000     533,165     None     289     115,000     533,454       648,454    363,521          07/07/86    300
Muncie           IN   136,400     632,380    8,000  13,335     136,400     653,715       790,115    445,019          03/18/86    300
Muncie           IN    67,156     149,157     None    None      67,156     149,157       216,313     77,241          03/30/88    300
New Castle       IN   246,192     320,572     None    None     246,192     320,572       566,764    176,824          01/07/87    300
Shelbyville      IN   128,820     597,263     None   1,310     128,820     598,573       727,393    394,563          12/18/86    300
South Bend       IN   133,200     617,545     None  19,211     133,200     636,756       769,956    442,853          04/28/86    300
Westfield        IN   213,341     477,300     None    None     213,341     477,300       690,641    215,546          12/21/89    300
Derby            KS    96,060     445,359     None    None      96,060     445,359       541,419    317,308          10/29/85    300
El Dorado        KS    87,400     405,206     None    None      87,400     405,206       492,606    280,774          04/10/86    300
Great Bend       KS    95,800     444,154     None    None      95,800     444,154       539,954    339,387          12/26/84    300
Wichita          KS    98,000     454,350     None    None      98,000     454,350       552,350    308,097          08/08/86    300
Lexington        KY   122,200     490,200     None    None     122,200     490,200       612,400    325,095          12/03/86    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Restaurants
-----------
Alexandria       LA   143,000     662,985     None  15,000     143,000     677,985       820,985    477,904          01/17/86    300
Jennings         LA   107,120     496,636     None    None     107,120     496,636       603,756    353,842          10/17/85    300
Natchitoches     LA   291,675     541,890     None    None     291,675     541,890       833,565      8,126          08/31/01    300
Shreveport       LA   359,268     667,417     None    None     359,268     667,417     1,026,685     10,009          08/31/01    300
Attleboro        MA   369,815     693,575     None    None     369,815     693,575     1,063,390      1,156          12/19/01    300
Brockton         MA   298,359     272,217     None    None     298,359     272,217       570,576        454          12/19/01    300
Hanover          MA   397,203     281,122     None    None     397,203     281,122       678,325        469          12/19/01    300
Palmer           MA   141,524     598,400     None    None     141,524     598,400       739,924        997          12/19/01    300
Peabody          MA   529,555     222,510     None    None     529,555     222,510       752,065        371          12/19/01    300
Pittsfield       MA   286,241     949,942     None    None     286,241     949,942     1,236,183      1,583          12/19/01    300
South Weymouth   MA   351,472     296,204     None    None     351,472     296,204       647,676        494          12/19/01    300
Springfield      MA   280,920     337,245     None    None     280,920     337,245       618,165        562          12/19/01    300
Springfield      MA   230,030     865,492     None    None     230,030     865,492     1,095,522      1,442          12/19/01    300
Springfield      MA   227,207     958,364     None    None     227,207     958,364     1,185,571      1,597          12/19/01    300
Stoneham         MA   397,544     191,637     None    None     397,544     191,637       589,181        319          12/19/01    300
Swansea          MA   173,853     488,619     None    None     173,853     488,619       662,472        814          12/19/01    300
Westboro         MA   335,191     424,454     None    None     335,191     424,454       759,645        707          12/19/01    300
Weymouth         MA   360,727     194,476     None    None     360,727     194,476       555,203        324          12/19/01    300
La Plata         MD   120,140     557,000     None    None     120,140     557,000       677,140    394,139          12/03/85    300
Flint            MI   827,853           0     None    None     827,853           0       827,853          0          04/13/95    300
Sturgis          MI   210,560     467,659     None    None     210,560     467,659       678,219    247,826          11/12/87    300
Albert Lea       MN   213,150     473,412     None     165     213,150     473,577       686,727    249,454          12/16/87    300
Roseville        MN   281,600   1,305,560     None    None     281,600   1,305,560     1,587,160    997,606          12/18/84    300
Belton           MO    89,328     418,187     None     234      89,328     418,421       507,749    319,546          12/18/84    300
Blue Springs     MO   111,440     516,665     None     234     111,440     516,899       628,339    394,795          12/28/84    300
Bolivar          MO   237,094     440,596     None    None     237,094     440,596       677,690      6,605          08/31/01    300
Carthage         MO    85,020     394,175     None    None      85,020     394,175       479,195    278,922          12/03/85    300
Chillicothe      MO    81,080     375,908     None     234      81,080     376,142       457,222    287,240          12/26/84    300
Fulton           MO   210,199     466,861     None    None     210,199     466,861       677,060    253,068          07/30/87    300
Hannibal         MO   266,011     590,822     None   1,566     266,011     592,388       858,399    320,263          07/30/87    300
Hazelwood        MO   157,117     725,327     None  12,930     157,117     738,257       895,374    527,515          08/28/85    300
Jackson          MO   210,199     466,860     None    None     210,199     466,860       677,059    253,068          07/30/87    300
Mt. Vernon       MO   160,000     282,586     None    None     160,000     282,586       442,586     46,617          11/20/97    300
Nevada           MO   222,552     494,296     None   1,574     222,552     495,870       718,422    267,992          07/30/87    300
Ozark            MO   140,000     292,482     None    None     140,000     292,482       432,482     48,250          11/20/97    300
Sedalia          MO   269,798     599,231     None    None     269,798     599,231       869,029    284,887          07/31/89    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Restaurants
-----------
St. Charles      MO   175,413     809,791     None  10,000     175,413     819,791       995,204    590,974          08/28/85    300
St. Charles      MO   695,121   1,001,878     None   1,001     695,121   1,002,879     1,698,000    241,517 12/22/95 03/16/95    300
St. Joseph       MO   107,648     496,958     None    None     107,648     496,958       604,606    357,055          09/04/85    300
St. Robert       MO   329,242     611,728     None    None     329,242     611,728       940,970      9,172          08/31/01    300
Sullivan         MO    85,500     396,400     None     234      85,500     396,634       482,134    302,897          12/27/84    300
Clinton          MS   100,000     337,371     None     282     100,000     337,653       437,653    337,371          07/28/83    180
Fulton           MS   239,686     445,337     None    None     239,686     445,337       685,023      6,677          08/31/01    300
Greenville       MS   311,324     578,378     None    None     311,324     578,378       889,702      8,673          08/31/01    300
Indianola        MS   270,639     502,822     None    None     270,639     502,822       773,461      7,540          08/31/01    300
Newton           MS   284,350     528,311     None    None     284,350     528,311       812,661      7,922          08/31/01    300
Pearl            MS   334,822     621,994     None    None     334,822     621,994       956,816      9,327          08/31/01    300
Southaven        MS   263,900     582,303     None   1,221     263,900     583,524       847,424    319,192          05/11/87    300
Fayetteville     NC   116,240     538,919     None    None     116,240     538,919       655,159    411,800          12/20/84    300
Wilkesboro       NC   183,050     406,562     None    None     183,050     406,562       589,612    220,383          07/24/87    300
Winston-Salem    NC   353,239     656,427     None    None     353,239     656,427     1,009,666      9,841          08/31/01    300
Keene            NH   253,769     310,390     None    None     253,769     310,390       564,159        517          12/19/01    300
Laconia          NH   330,520     467,514     None    None     330,520     467,514       798,034        779          12/19/01    300
Manchester       NH   266,337     486,596     None    None     266,337     486,596       752,933        811          12/19/01    300
North Conway     NH   473,031     606,940     None    None     473,031     606,940     1,079,971      1,012          12/19/01    300
Rochester        NH   262,059     695,691     None    None     262,059     695,691       957,750      1,159          12/19/01    300
Bloomfield       NJ   556,520     260,418     None    None     556,520     260,418       816,938        434          12/19/01    300
Bricktown        NJ   297,264     243,501     None    None     297,264     243,501       540,765        406          12/19/01    300
Fairlawn         NJ   341,922     198,240     None    None     341,922     198,240       540,162        330          12/19/01    300
Hackettstown     NJ   307,186     525,062     None    None     307,186     525,062       832,248        875          12/19/01    300
Hillsdale        NJ   398,221     204,026     None    None     398,221     204,026       602,247        340          12/19/01    300
Midland Park     NJ   476,002     254,514     None    None     476,002     254,514       730,516        424          12/19/01    300
Morris Plains    NJ   366,982     188,043     None    None     366,982     188,043       555,025        313          12/19/01    300
Amherst          NY   935,355     896,819    5,342  54,195     935,355     956,356     1,891,711    226,682          05/31/95    300
Carmel           NY   266,619     707,739     None    None     266,619     707,739       974,358      1,180          12/19/01    300
Fulton           NY   294,009     653,006     None     250     294,009     653,256       947,265    343,339          12/24/87    300
Glenville        NY   156,724     246,422     None    None     156,724     246,422       403,146        411          12/19/01    300
Middletown       NY   242,459     796,825     None    None     242,459     796,825     1,039,284      1,328          12/19/01    300
Mt. Kisco        NY   164,973     385,109     None    None     164,973     385,109       550,082        642          12/19/01    300
Watertown        NY   139,199     645,355     None    None     139,199     645,355       784,554    435,983          08/18/86    300
Akron            OH   723,347          17     None    None     723,347          17       723,364          3          12/22/94    300
Celina           OH   207,060     459,841     None     291     207,060     460,132       667,192    257,685          01/02/87    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Restaurants
-----------
Stow             OH   317,546     712,455     None    None     317,546     712,455     1,030,001    374,785          12/31/87    300
Troy             OH   130,540     605,238     None   1,026     130,540     606,264       736,804    401,387          12/05/86    300
Wash. Courthouse OH   123,120     570,836     None   1,122     123,120     571,958       695,078    377,104          12/19/86    300
Wilmington       OH   119,320     553,217     None   1,163     119,320     554,380       673,700    365,466          12/31/86    300
Broken Arrow     OK   245,000     369,002     None    None     245,000     369,002       614,002     59,653          12/12/97    300
Idabel           OK   214,244     398,545     None    None     214,244     398,545       612,789      5,969          08/31/01    300
Norman           OK   734,335           0     None    None     734,335           0       734,335          0 09/29/95 06/05/95    300
Oklahoma City    OK   759,826           0     None    None     759,826           0       759,826          0          07/06/95    300
Owasso           OK   247,450     549,597     None     282     247,450     549,879       797,329    289,586          12/28/87    300
Owasso           OK   327,043     607,645     None    None     327,043     607,645       934,688      9,111          01/01/00    300
Ponca City       OK   234,990     521,923     None     282     234,990     522,205       757,195    275,003          12/30/87    300
Tulsa            OK   295,993     549,981     None    None     295,993     549,981       845,974      8,246          08/31/01    300
Hermiston        OR    85,560     396,675     None    None      85,560     396,675       482,235    303,107          12/18/84    300
Lake Oswego      OR   175,899     815,508     None       3     175,899     815,511       991,410    643,593          05/16/84    300
Milwaukie        OR   179,174     830,689     None       3     179,174     830,692     1,009,866    657,542          05/08/84    300
Salem            OR   198,540     440,964     None       3     198,540     440,967       639,507    207,836          05/23/89    300
Connellsville    PA   264,670     587,843     None    None     264,670     587,843       852,513    316,862          08/17/87    300
Gettysburg       PA   289,040     809,596     None    None     289,040     809,596     1,098,636      1,349          12/19/01    300
Lancaster        PA   170,304     413,880     None    None     170,304     413,880       584,184        690          12/19/01    300
Lancaster        PA   276,251     460,704     None    None     276,251     460,704       736,955        768          12/19/01    300
Lansdale         PA   255,864     256,149     None    None     255,864     256,149       512,013        427          12/19/01    300
Warminster       PA   294,111     343,414     None    None     294,111     343,414       637,525        572          12/19/01    300
Waynesburg       PA   222,285     493,704     None    None     222,285     493,704       715,989    266,118          08/17/87    300
Westerly         RI   485,230     569,810     None    None     485,230     569,810     1,055,040        950          12/19/01    300
Pierre           SD   251,790     559,232     None   1,500     251,790     560,732       812,522    294,661          12/01/87    300
Brownsville      TN   289,379     538,081     None    None     289,379     538,081       827,460      8,062          08/31/01    300
Memphis          TN   405,274   1,060,680     None   1,813     405,274   1,062,493     1,467,767    274,009 06/30/95 03/17/95    300
Millington       TN   285,613     530,630     None    None     285,613     530,630       816,243      7,957          08/31/01    300
Nashville        TN   484,975   1,192,627   20,000  31,098     484,975   1,243,725     1,728,700  1,234,764          05/20/83    180
Ripley           TN   231,552     430,232     None    None     231,552     430,232       661,784      6,451          08/31/01    300
Allen            TX   165,000     306,771     None    None     165,000     306,771       471,771     30,166 07/09/99 05/28/99    300
Athens           TX   245,245     544,700     None     169     245,245     544,869       790,114    287,005          12/01/87    300
Bedford          TX   919,303      98,231     None    None     919,303      98,231     1,017,534     98,231          12/27/94    300
Beeville         TX   250,490     226,349     None   1,264     250,490     227,613       478,103    301,577          07/31/87    300
Brownwood        TX   288,225     640,160     None     156     288,225     640,316       928,541    337,210          12/28/87    300
Crockett         TX    90,780     420,880     None    None      90,780     420,880       511,660    296,786          12/17/85    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Restaurants
-----------
Dallas           TX   742,507           0     None    None     742,507           0       742,507          0          04/13/95    300
Dallas           TX   242,025     479,170     None    None     242,025     479,170       721,195    192,882          06/25/91    300
El Campo         TX    98,060     454,631     None    None      98,060     454,631       552,691    322,251          11/25/85    300
Ennis            TX   173,250     384,793     None    None     173,250     384,793       558,043    202,750          12/28/87    300
Fort Worth       TX   223,195     492,067     None    None     223,195     492,067       715,262    207,719          06/26/91    300
Ft. Worth        TX   423,281     382,059     None    None     423,281     382,059       805,340    105,066          02/10/95    300
Gainesville      TX    89,220     413,644     None    None      89,220     413,644       502,864    316,073          12/18/84    300
Hillsboro        TX    75,992     352,316     None     156      75,992     352,472       428,464    275,543          08/01/84    300
Houston          TX   194,994     386,056     None    None     194,994     386,056       581,050    155,400          06/25/91    300
Houston          TX   184,175     364,636     None    None     184,175     364,636       548,811    146,778          06/25/91    300
Killeen          TX   262,500     583,014     None  14,398     262,500     597,412       859,912    324,522          05/29/87    300
Lufkin           TX   105,904     490,998     None    None     105,904     490,998       596,902    351,020          10/08/85    300
Mesquite         TX   729,596     120,820     None    None     729,596     120,820       850,416    120,820          12/23/94    300
Mesquite         TX   134,940     625,612     None    None     134,940     625,612       760,552    434,245          03/20/86    300
Mexia            TX    93,620     434,046     None    None      93,620     434,046       527,666    306,070          12/18/85    300
New Braunfels    TX   185,500     411,997     None     191     185,500     412,188       597,688    228,352          03/26/87    300
Orange           TX    93,560     433,768     None    None      93,560     433,768       527,328    306,939          12/10/85    300
Plainview        TX   125,000     350,767     None    None     125,000     350,767       475,767    350,767          01/24/84    180
Porter           TX   227,067     333,031     None    None     227,067     333,031       560,098     91,584          02/09/95    300
Rowlett          TX   126,933     585,986     None    None     126,933     585,986       712,919    421,022          09/06/85    300
Santa Fe         TX   304,414     623,331     None    None     304,414     623,331       927,745     94,480          03/23/98    300
Sealy            TX   197,871     391,753     None    None     197,871     391,753       589,624    157,694          06/25/91    300
Stafford         TX   214,024     423,733     None    None     214,024     423,733       637,757    170,567          06/26/91    300
Temple           TX   302,505     291,414     None    None     302,505     291,414       593,919     80,139          02/09/95    300
Texarkana        TX   311,263     578,266     None    None     311,263     578,266       889,529      8,671          08/31/01    300
Vidor            TX    90,618     420,124     None    None      90,618     420,124       510,742    328,573          08/01/84    300
Waxahachie       TX   326,935     726,137     None     156     326,935     726,293     1,053,228    382,554          12/29/87    300
Cedar City       UT   130,000     296,544     None    None     130,000     296,544       426,544    296,544          08/04/83    180
Orem             UT   516,129   1,004,608     None    None     516,129   1,004,608     1,520,737    242,780          12/13/95    300
Sandy            UT   635,945     884,792     None    None     635,945     884,792     1,520,737    213,825          12/22/95    300
Norfolk          VA   251,207     575,250     None  12,983     251,207     588,233       839,440    314,662          10/15/87    300
Bennington       VT   118,823     673,471     None    None     118,823     673,471       792,294      1,122          12/19/01    300
Auburn           WA   301,595     669,851     None     108     301,595     669,959       971,554    352,947          12/16/87    300
Oak Harbor       WA   275,940     612,874     None   1,868     275,940     614,742       890,682    332,216          07/16/87    300
Spokane          WA   479,531     646,719     None    None     479,531     646,719     1,126,250     98,033          03/27/98    300
Tacoma           WA   198,857     921,947     None   1,860     198,857     923,807     1,122,664    727,723          05/29/84    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Restaurants
-----------
Grafton          WI   149,778     332,664     None    None     149,778     332,664       482,442    177,296          10/29/87    300
Monroe           WI   193,130     428,947     None   1,529     193,130     430,476       623,606    226,013          12/17/87    300
Portage          WI   199,605     443,328     None     279     199,605     443,607       643,212    233,578          12/23/87    300
Shawano          WI   205,730     456,932     None     279     205,730     457,211       662,941    240,747          12/17/87    300
Sturgeon Bay     WI   214,865     477,221     None   1,535     214,865     478,756       693,621    251,450          12/01/87    300
Oak Hill         WV    85,860     398,069     None    None      85,860     398,069       483,929    304,174          12/28/84    300
Laramie          WY   210,000     466,417     None    None     210,000     466,417       676,417    206,956          03/12/90    300
Riverton         WY   216,685     481,267     None    None     216,685     481,267       697,952    253,581          12/01/87    300
Sheridan         WY   117,160     543,184     None    None     117,160     543,184       660,344    383,029          12/31/85    300

Shoe Stores
-----------
Little Rock      AR 1,079,232   2,594,956     None    None   1,079,232   2,594,956     3,674,188    358,969          07/21/98    300
Maplewood        MN   785,023   2,715,629     None     687     785,023   2,716,316     3,501,339    294,187          04/02/99    300
Houston          TX 1,096,376   2,300,690     None    None   1,096,376   2,300,690     3,397,066    394,868          09/05/97    300
Midland          TX   544,075   1,322,431     None    None     544,075   1,322,431     1,866,506    204,864          02/02/98    300

Sporting Goods
--------------
Anchorage        AK 1,486,000   5,045,244     None    None   1,486,000   5,045,244     6,531,244     42,035          10/29/82    300
Fresno           CA 1,650,000   3,321,244     None    None   1,650,000   3,321,244     4,971,244     27,669          10/29/82    300
Fort Meyers      FL 1,695,000   2,025,554     None    None   1,695,000   2,025,554     3,720,554     16,876          10/29/82    300
Gainesville      FL 1,296,000   2,234,554     None    None   1,296,000   2,234,554     3,530,554     18,618          10/29/82    300
Melbourne        FL   994,000   4,076,554     None    None     994,000   4,076,554     5,070,554     33,968          10/29/82    300
Orlando          FL 1,197,000   2,573,554     None    None   1,197,000   2,573,554     3,770,554     21,443          10/29/82    300
Geneva           IL 2,082,000   1,838,888     None    None   2,082,000   1,838,888     3,920,888     15,318          10/29/82    300
Bowie            MD 2,084,000   3,046,888     None    None   2,084,000   3,046,888     5,130,888     25,385          10/29/82    300
Mechanicsburg    PA 2,101,415   3,902,912     None    None   2,101,415   3,902,912     6,004,327     19,514          11/08/01    300
El Paso          TX   700,000   2,501,244     None    None     700,000   2,501,244     3,201,244     20,835          10/29/82    300
Fredericksburg   VA 1,941,000   2,979,888     None    None   1,941,000   2,979,888     4,920,888     24,826          10/29/82    300

Theaters
--------
Fairbanks        AK 2,586,879       9,575     None    None   2,586,879       9,575     2,596,454          0          09/27/00    300
Huntsville       AL 2,810,868      14,308     None    None   2,810,868      14,308     2,825,176          0          09/27/00    300
Naples           FL 2,618,441   8,979,199     None    None   2,618,441   8,979,199    11,597,640    463,821          09/27/00    300
Chamblee         GA 4,329,404      14,942     None    None   4,329,404      14,942     4,344,346          8          09/27/00    300
Akron            OH 1,511,018       1,386     None    None   1,511,018       1,386     1,512,404          0          09/27/00    300
Hillsboro        OR 4,915,032      16,377     None    None   4,915,032      16,377     4,931,409          0          09/27/00    300
Portland         OR 2,793,001       9,942     None    None   2,793,001       9,942     2,802,943          0          09/27/00    300
Glen Allen       VA 1,314,065   9,748,457     None    None   1,314,065   9,748,457    11,062,522    503,483          09/27/00    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Theaters
--------
Sterling         VA 4,546,305      33,325     None    None   4,546,305      33,325     4,579,630         20          09/27/00    300
Marysville       WA 1,988,142           0     None    None   1,988,142           0     1,988,142          0          07/27/00    300

Video Rental
------------
Birmingham       AL   392,795     865,115     None    None     392,795     865,115     1,257,910    148,452          09/30/97    300
Southington      CT   399,562   1,009,125     None    None     399,562   1,009,125     1,408,687    122,780          12/29/98    300
Port St. Lucie   FL   612,695     701,759     None    None     612,695     701,759     1,314,454     83,218 12/09/98 09/08/98    300
Tampa            FL   401,874     933,768     None    None     401,874     933,768     1,335,642    150,957          12/23/97    300
Atlanta          GA   652,551     763,360     None    None     652,551     763,360     1,415,911     92,896          12/18/98    300
Brunswick        GA   290,369     788,880     None    None     290,369     788,880     1,079,249    127,530          12/31/97    300
Norcross         GA   431,284     724,037     None    None     431,284     724,037     1,155,321    121,815          10/01/97    300
Plainfield       IN   453,645     908,485     None    None     453,645     908,485     1,362,130    143,729          01/30/98    300
Topeka           KS   285,802     966,286     None    None     285,802     966,286     1,252,088    156,214          12/19/97    300
Wichita          KS   289,714     797,856     None    None     289,714     797,856     1,087,570     99,747          11/23/98    300
Winchester       KY   355,474     929,177     None    None     355,474     929,177     1,284,651    131,630          06/30/98    300
Warren           MI   356,348     903,351     None    None     356,348     903,351     1,259,699    142,923          01/09/98    300
Centerville      OH   601,408     758,192     None    None     601,408     758,192     1,359,600    107,407          06/30/98    300
Dayton           OH   401,723     698,872     None    None     401,723     698,872     1,100,595     99,005          06/29/98    300
Forest Park      OH   328,187     921,232     None    None     328,187     921,232     1,249,419    151,986          11/14/97    300
Franklin         OH   337,572     777,943     None    None     337,572     777,943     1,115,515    125,691          12/30/97    300
Springboro       OH   261,916     897,489     None    None     261,916     897,489     1,159,405    118,178          09/21/98    300
Tulsa            OK   318,441   1,004,663     None    None     318,441   1,004,663     1,323,104    172,409          09/26/97    300
Bartlett         TN   420,000     674,437     None    None     420,000     674,437     1,094,437     69,079 05/12/99 02/23/99    300
Clarksville      TN   499,885     840,869     None    None     499,885     840,869     1,340,754    107,919          10/02/98    300
Columbia         TN   466,469     716,723     None    None     466,469     716,723     1,183,192    122,982          09/26/97    300
Hendersonville   TN   333,677     938,592     None    None     333,677     938,592     1,272,269    151,737          12/10/97    300
Jackson          TN   381,076     857,261     None    None     381,076     857,261     1,238,337    147,117          09/26/97    300
Memphis          TN   381,265     900,580     None    None     381,265     900,580     1,281,845    136,527          03/31/98    300
Murfreesboro     TN   406,056     886,293     None    None     406,056     886,293     1,292,349    152,091          09/26/97    300
Murfreesboro     TN   385,437     782,396     None    None     385,437     782,396     1,167,833     87,339          03/11/99    300
Smyrna           TN   302,372     836,214     None    None     302,372     836,214     1,138,586    143,502          09/02/97    300
Austin           TX   407,910     885,113     None    None     407,910     885,113     1,293,023    143,091          12/01/97    300
Beaumont         TX   293,919     832,154     None    None     293,919     832,154     1,126,073    142,807          09/05/97    300
Hurst            TX   373,084     871,163     None    None     373,084     871,163     1,244,247    120,511          07/29/98    300
Lubbock          TX   266,805     857,492     None    None     266,805     857,492     1,124,297    149,994          08/29/97    300
Woodway          TX   372,487     835,198     None    None     372,487     835,198     1,207,685    135,024          12/16/97    300

                                             REALTY INCOME CORPORATION AND SUBSIDIARIES
                                        SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                     Gross Amount at
                                            Cost Capitalized          Which Carried
                                               Subsequent           at Close of Period
                   Initital Cost to Company   to Acquisition        (Notes 2, 3 and 5)
                  -------------------------- ------------------- -----------------------------
                                                                                                                             Life on
                                                                                                                               which
                                                                                                                        depreciation
                                                                                                                           in latest
                               Buildings,                                Buildings,             Accumul-                      Income
                               Improvements                             Improvements              lated                 Statement is
                                   and                                       and                Deprecia-  Date of          Computed
Description                    Acquisition  Improv-  Carrying             Acquisition               tion     Const-     Date     (in
(Note 1)               Land        Fees     ements   Costs     Land         Fees        Total    (Note 4)  ruction  Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Video Rental
------------
Hampton          VA   373,499     836,071     None    None     373,499     836,071     1,209,570    135,162          12/19/97    300
Virginia Beach   VA   551,588     797,260     None    None     551,588     797,260     1,348,848    123,478          02/23/98    300

Other
-----
Escondido        CA         0           0   13,900    None           0      13,900        13,900      1,274          08/01/92    N/A
Fresno           CA   428,900   3,434,562     None   1,754     428,900   3,436,316     3,865,216  3,434,562          10/29/82    180
San Diego        CA 3,745,000   8,885,351   62,147  25,608   3,745,000   8,973,106    12,718,106  6,073,891 03/08/86 03/25/86    300
San Diego        CA 2,485,160   8,697,822   58,417  25,948   2,485,160   8,782,187    11,267,347  4,844,789 01/23/89 09/19/86    300
San Diego        CA 5,797,411  15,473,497  106,387  40,313   5,797,411  15,620,197    21,417,608  8,118,601 01/20/89 08/05/87    300
Deerfield Beach  FL   475,000     869,092     None  20,982     475,000     890,074     1,365,074     97,938          01/29/99    300
Venice           FL   259,686     362,562    4,535    None     259,686     367,097       626,783     74,363          11/26/96    300
Humble           TX   106,000     545,518   14,289   8,631     106,000     568,438       674,438    459,154          03/25/86    300
Crest Net Lease     9,833,145  12,475,569     None    None   9,833,145  12,475,569    22,308,714          0                      N/A
Miscellaneous                     398,245     None  76,384           0     474,629       474,629    330,875                  Various
Investment

------------------------------------------------------------------------------------------------------------------------------------
                  422,931,397 778,249,610  768,587 806,522 422,931,397 779,824,719 1,202,756,116 235,086,623

====================================================================================================================================

                                      F-33

                                        REALTY INCOME CORPORATION AND SUBSIDIARIES
                                  SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION


Note 1. One thousand one hundred nineteen of the properties are single unit retail outlets.  One property located in
        Sheboygan, WI, one property located in Humble, TX and three other properties located in San Diego, CA are multi-tenant commercial properties.  All properties were acquired on an all cash basis except one; no encumbrances were outstanding for the periods presented.

Note 2. The aggregate cost for federal income tax purposes is $1,108,990,000.

Note 3. The following is a reconciliation of total real estate carrying value for the years ended December 31:

                                                                  2001                   2000                1999
                                                                  ----                   ----                ----
Balance at beginning of year                               $1,111,481,809          $1,111,481,809        $889,835,701

    Additions during year:
        Acquisitions                                          156,471,835              98,558,750         181,375,766
        Equipment                                                       0                       0                   0
        Improvements, etc.                                        547,000                  90,502             147,976
        Other (leasing costs)                                     401,000                 307,556             241,980
                                                           --------------          --------------        ------------
            Total additions                                   157,419,835              98,956,808         181,765,722
                                                           --------------          --------------        ------------
    Deductions during year:
        Cost of real estate sold                               64,305,657              49,850,903           9,109,061
        Cost of equipment sold                                     18,000                       0                   0
        Other (fully amortized commissions)                       371,871                 103,226              13,232
        Other (provision for impairment losses)                 1,450,000                       0                   0
                                                           --------------          --------------        ------------
            Total deductions                                   66,145,528              49,954,129           9,122,293
                                                           --------------          --------------        ------------
Balance at close of year                                   $1,202,756,116          $1,111,481,809      $1,062,479,130
                                                           ==============          ==============      ==============

Note 4. The following is a reconciliation of accumulated depreciation for the years ended December 31:

                                                                  2001                   2000                1999
                                                                  ----                   ----                ----
Balance at beginning of year                               $  217,204,145          $  195,386,310      $  171,555,267

    Additions during period - provision for depreciation       27,974,195              27,845,368          24,823,759

    Deductions during year:
        Accumulated depreciation of real estate and
            equipment sold                                      9,719,846               5,924,307             979,484
        Other (fully amortized commissions)                       371,871                 103,226              13,232
                                                           --------------          --------------      --------------
Balance at close of year                                   $  235,086,623          $  217,204,145      $  195,386,310

Note 5. A provision for impairment loss was recorded on six properties which became held for sale.  No provision for impairment loss was recorded in 2000 or 1999.

See accompanying indepent auditors' report