Form 10-Q
period 2002-03-31
REALTY INCOME CORP
filed 2002-05-14
CIK 726728

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended March 31, 2002, or

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


                                 YES [X] NO [ ]

There were 33,317,452 shares of common stock outstanding as of May 13, 2002.

                            REALTY INCOME CORPORATION

                                    Form 10-Q
                                 March 31, 2002


                                TABLE OF CONTENTS
                                -----------------


PART I.  FINANCIAL INFORMATION                                                                        Page
                                                                                                      ----
  Item 1:      Financial Statements

                 Consolidated Balance Sheets.......................................................     3
                 Consolidated Statements of Income.................................................     4
                 Consolidated Statements of Cash Flows.............................................     5
                 Notes to Consolidated Financial Statements........................................     6

  Item 2:      Management's Discussion and Analysis of
               Financial Condition and Results of Operations.......................................    11

  Item 3:      Quantitative and Qualitative Disclosures about Market Risk..........................    28


PART II. OTHER INFORMATION

  Item 6:      Exhibits and Reports on Form 8-K....................................................   29

SIGNATURE      ....................................................................................   30

EXHIBIT INDEX  ....................................................................................   30


PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements


                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                   ------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                      March 31, 2002 and December 31, 2001
                  (dollars in thousands, except per share data)

                                                                                    2002               2001
                                                                                 (Unaudited)
-------------------------------------------------------------------------------------------------------------------
ASSETS Real estate, at cost:
     Land                                                                      $     412,864     $    412,455
     Buildings and improvements                                                      767,836          765,707
-------------------------------------------------------------------------------------------------------------------
                                                                                   1,180,700        1,178,162
     Less accumulated depreciation and amortization                                 (238,754)        (233,848)
-------------------------------------------------------------------------------------------------------------------
         Net real estate held for investment                                         941,946          944,314
     Real estate held for sale, net                                                   24,336           23,356
-------------------------------------------------------------------------------------------------------------------
         Net real estate                                                             966,282          967,670
Cash and cash equivalents                                                              3,730            2,467
Accounts receivable                                                                    3,294            4,857
Goodwill, net                                                                         17,206           17,206
Other assets                                                                          11,069           11,508
-------------------------------------------------------------------------------------------------------------------

     Total assets                                                              $   1,001,581      $ 1,003,708
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                                                          $       7,977      $     6,238
Accounts payable and accrued expenses                                                  6,228            5,834
Other liabilities                                                                      4,345            4,543
Lines of credit payable                                                               73,600           85,300
Notes payable                                                                        230,000          230,000
-------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                               322,150          331,915
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000
    shares authorized, 4,125,700 shares issued and outstanding                        99,368           99,368
Common stock and paid in capital, par value $1.00 per share, 100,000,000 shares authorized, 33,298,234 and 32,829,111 shares issued and
    outstanding in 2002 and 2001, respectively                                       806,227          795,505
Distributions in excess of net income                                               (226,164)        (223,080)
-------------------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                                      679,431          671,793
-------------------------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity                                $   1,001,581      $ 1,003,708
===================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

               For the three months ended March 31, 2002 and 2001
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                                          2002                        2001
------------------------------------------------------------------------------------------------------------
REVENUE
     Rental                                                       $      33,263                 $    29,346
     Gain on sales of real estate acquired for resale                       365                       1,928
     Interest and other                                                      31                         127
------------------------------------------------------------------------------------------------------------

                                                                         33,659                      31,401
------------------------------------------------------------------------------------------------------------

EXPENSES
     Interest                                                             5,605                       8,059
     Depreciation and amortization                                        7,474                       7,173
     General and administrative                                           2,389                       2,041
     Property                                                               663                         623
     Other                                                                  288                         779
     Provision for impairment loss                                           --                         330
------------------------------------------------------------------------------------------------------------

                                                                         16,419                      19,005
------------------------------------------------------------------------------------------------------------

Income from continuing operations                                        17,240                      12,396
Income from discontinued operations                                         714                         126
Gain on sales of investment properties                                      340                       5,951
------------------------------------------------------------------------------------------------------------

Net income                                                               18,294                      18,473
Preferred stock dividends                                                (2,428)                     (2,428)
------------------------------------------------------------------------------------------------------------

Net income available to common stockholders                       $      15,866                 $    16,045
============================================================================================================


Basic and diluted net income per common share                     $        0.48                 $      0.60




         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

               For the three months ended March 31, 2002 and 2001
                             (dollars in thousands)
                                   (unaudited)

                                                                                    2002                 2001
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $  18,294           $  18,473
Adjustments to net income:
     Depreciation and amortization                                                     7,474               7,173
     Provision for impairment losses                                                      --                 330
     Income from discontinued operations                                                (714)               (126)
     Cash from discontinued operations                                                   130                 163
     Investment in real estate acquired for resale                                    (3,380)             (3,802)
     Proceeds from sales of real estate acquired for resale                            2,744              14,033
     Gain on sales of real estate acquired for resale                                   (365)             (1,928)
     Gain on sales of investment properties                                             (340)             (5,951)
     Amortization of deferred stock compensation                                         131                  67
     Change in assets and liabilities:
       Accounts receivable and other assets                                            1,947               1,869
       Accounts payable, accrued expenses and other liabilities                        1,148               1,515
--------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                                        27,069              31,816
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES Proceeds from sales of investment properties:
     From continuing operations                                                        1,198              17,054
     From discontinued operations                                                      2,174                  --
Acquisition of and additions to investment properties                                 (8,424)             (7,542)
--------------------------------------------------------------------------------------------------------------------

     Net cash provided by (used in) investing activities                              (5,052)              9,512
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit                                                       34,700              28,600
Payments under lines of credit                                                       (46,400)            (56,300)
Distributions to common stockholders                                                 (18,820)            (14,770)
Distributions to preferred stockholders                                                 (819)               (546)
Proceeds from stock offerings, net of offering costs of
     $92 in 2002                                                                       8,173                  --
Proceeds from other common stock issuances                                             2,412                  34
Repurchase of stock                                                                       --                (169)
--------------------------------------------------------------------------------------------------------------------

     Net cash used in financing activities                                           (20,754)            (43,151)
--------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                   1,263              (1,823)
Cash and cash equivalents,  beginning of period                                        2,467               3,815
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                           $   3,730           $   1,992
====================================================================================================================

For supplemental disclosures, see note 10.

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 March 31, 2002
                                   (Unaudited)

1. Management Statement

The consolidated financial statements of Realty Income Corporation ("Realty Income", the "Company", "we" or "our") were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Certain of the 2001 balances have been reclassified to conform to the 2002 presentation. Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 2001, which are included in our 2001 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


2. New Accounting Pronouncements

A. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under Statement No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

We adopted the provisions of Statement No. 142 on January 1, 2002 and ceased amortizing our goodwill, which totaled $17.2 million. This goodwill is subject to the transition provisions of Statement No. 142. Statement No. 142 requires the impairment test to be applied to relevant "reporting units". These "reporting units" may differ from the specific entities acquired from which the goodwill arose. We have not yet determined what the impact will be on our financial position, results of operations or liquidity from testing our goodwill for impairment. Amortization expense related to goodwill was $231,000 for the three months ended March 31, 2001. We do not have any intangible assets or unamortized negative goodwill.

The following table reconciles reported net income available to common stockholders to adjusted net income available to common stockholders. It excludes the effect of goodwill amortization expense that is no longer amortized under Statement No. 142 (in thousands, except per share data):

For the quarter ended March 31,                                           2002               2001
--------------------------------------------------------------------------------------------------
Reported net income available to common stockholders                   $15,866            $16,045
Goodwill amortization                                                       --                231
--------------------------------------------------------------------------------------------------
Adjusted net income available to common stockholders                   $15,866            $16,276
==================================================================================================

Basic and diluted earnings per share
For the quarter ended March 31,                                           2002               2001
--------------------------------------------------------------------------------------------------
Reported Net income available to common stockholders                    $ 0.48             $ 0.60
Goodwill amortization                                                       --               0.01
--------------------------------------------------------------------------------------------------
Adjusted net income available to common stockholders                    $ 0.48             $ 0.61
==================================================================================================

B. In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Effective January 1, 2002, Statement No. 144 superseded Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement No. 144 requires long-lived assets to be disposed of to be measured at the lower of carrying amount or fair value less cost to sell. It also broadened the reporting requirements of discontinued operations to include a component of an entity rather than a segment of a business. Statement No. 144 states that a component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The operations of six properties listed as held for sale at March 31, 2002 and three properties sold during the first quarter of 2002 were reported as income from discontinued operations in 2002, and their respective 2001 results of operations were reclassified to income from discontinued operations. As required by Statement No. 144, three other properties reported as held for sale at December 31, 2001 that were sold during 2002 were not reported as discontinued operations. The following is a summary of our income from discontinued operations for the three months ended March 31, 2002 and 2001 (dollars in thousands):

     Three months ended March 31,                                       2002          2001
     --------------------------------------------------------------------------------------
     Rental revenue                                                   $ 134         $ 150
     Interest and other revenue                                          --            14
     Depreciation and amortization                                      (30)          (37)
     Property expenses                                                   (4)           (1)
     Provision for impairment loss                                     (160)           --
     Gain on sales of investment properties                             774            --
     --------------------------------------------------------------------------------------

     Income from discontinued operations                              $ 714         $ 126
     ======================================================================================


3. Retail Properties Acquired by Realty Income

During the first quarter of 2002, we invested $7.8 million in three new retail properties and properties under development with an initial weighted average contractual lease rate of 11.1%. These three properties are located in three states, will contain approximately 44,300 leasable square feet and are 100% leased, with an average initial lease term of 16.1 years.

During the first quarter of 2001, we invested $7.2 million in three new retail properties and properties under development with an initial weighted average contractual lease rate of 11.5%. These three properties are located in two states, contain approximately 49,500 leasable square feet and are 100% leased, with an average initial lease term of 20 years.


4. Gain on Sales of Investment Properties

During the first quarter of 2002, we sold six investment properties for $3.4 million and recognized a gain of $1.1 million. Of this gain, $774,000 is included in income from discontinued operations.

During the first quarter of 2001, we sold 10 investment properties for $17.1 million and recognized a gain of $6.0 million.

5. Retail Properties Acquired by Crest Net

A. During the first quarter of 2002, Crest Net invested $2.9 million in two new retail properties and properties under development. These two properties are located in two states, will contain approximately 6,400 leasable square feet and are 100% leased, with an average initial lease term of 17.6 years.

During the first quarter of 2001, Crest Net invested $3.8 million in four new retail properties and properties under development. These four properties are located in three states, will contain approximately 12,900 leasable square feet and are 100% leased, with an average initial lease term of 19.3 years.

B. At March 31, 2002 and December 31, 2001, investments in properties owned by Crest Net totaled $22.8 million and $22.3 million, respectively, and are included in real estate held for sale, net on our consolidated balance sheets.


6. Gain on Sales of Real Estate Acquired for Resale

During the first quarter of 2002, Crest Net sold three properties for $2.7 million. We recognized a gain of $365,000 on the sale of these properties.

During the first quarter of 2001, Crest Net sold four properties for $14.0 million. We recognized a gain of $1.9 million on the sale of these properties.


7. Distributions Paid and Payable

A. We pay monthly distributions to our common stockholders. The following is a summary of the monthly cash distributions per common share for the three months ended March 31, 2002 and 2001. As of March 31, 2002, a distribution of $0.19125 per common share was declared (and was paid on April 15, 2002).

  Month                                       2002                2001
  ---------------------------------------------------------------------------

  January                                  $ 0.190              $ 0.185
  February                                   0.190                0.185
  March                                      0.190                0.185
  ---------------------------------------------------------------------------

  Total                                    $ 0.570              $ 0.555
  ===========================================================================

B. In May 1999, we issued 2,760,000 shares of 9 3/8% Class B cumulative redeemable preferred stock (the "Class B Preferred"), of which 2,745,700 shares were outstanding during the first quarter of 2002 and 2001. Beginning May 25, 2004, the class B Preferred shares are redeemable at our option for $25.00 per share. Dividends on the Class B preferred stock are paid quarterly in arrears. During each of the first quarters of 2002 and 2001, we declared a quarterly dividend to our Class B preferred stockholders of $0.5859 per share, totaling $1.6 million. The 2002 first quarter dividend was paid on April 1, 2002.

C. In July 1999, we issued 1,380,000 shares of 9 1/2% Class C cumulative redeemable preferred stock (the "Class C Preferred"), all of which were outstanding during the first quarter of 2002 and 2001. Beginning July 30, 2004, the Class C Preferred shares are redeemable at our option for $25.00 per share. Dividends on the Class C preferred stock are paid monthly in arrears. During each of the first quarters of 2002 and 2001, we paid three monthly dividends to our Class C preferred stockholders of $0.1979 per share totaling, $819,000.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation for the three months ended March 31, 2002 and 2001:

For the three months ended March 31,                                           2002               2001
-------------------------------------------------------------------------------------------------------------
Weighted average shares used for the basic net income per share
   computation                                                              33,044,470        26,612,009
Incremental shares from the assumed exercise of stock options                   47,277            43,667
-------------------------------------------------------------------------------------------------------------
Adjusted weighted average shares used for diluted net income per share
   computation                                                              33,091,747        26,655,676
=============================================================================================================

For the three months ended March 31, 2002, no stock options were anti-dilutive.

For the three months ended March 31, 2001, 50,000 stock options that were anti-dilutive have been excluded from the incremental shares from the assumed exercise of stock options.


9. Stock Offerings

In February 2002, we issued 273,150 shares of common stock to a unit investment trust at a net price to us of $30.26 per share, based on a 5% discount to the market price at the time of issuance of $31.85 per share. The net proceeds of $8.2 million were used to repay bank borrowings.


10. Supplemental Disclosures of Cash Flow Information

Interest paid during the first three months of 2002 and 2001 was $3.4 million and $6.1 million, respectively.

During the first three months of 2002 and 2001, interest of $176,000 and $76,000, respectively, was capitalized related to properties under development.

The following non-cash financing activities are included in the accompanying consolidated financial statements (dollars in thousands):

Restricted stock grants resulted in the following:
                                                      2002               2001
                                                      ----               ----
        Other assets                                $   --            $ 1,219
        Common stock and paid in capital             2,726              1,219
        Common stock and paid in capital,
           deferred stock compensation              (2,726)                --

11. Segment Information

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of March 31, 2002 (dollars in thousands):

                                                                              Revenue
For the three months ended March 31,                                 2002                2001
------------------------------------------------------------------------------------------------------
Segment rental revenue:
   Automotive parts                                                 $ 2,803             $ 2,481
   Automotive service                                                 1,713               1,734
   Child care                                                         6,975               6,781
   Consumer electronics                                               1,140               1,237
   Convenience stores                                                 2,558               2,515
   Health and fitness                                                 1,241                 981
   Home furnishings                                                   1,830               1,787
   Restaurants                                                        4,612               3,379
   Sporting goods                                                     1,396                   -
   Theaters                                                           1,302               1,302
   Video rental                                                       1,120               1,133
   Other non-reportable segments(1)                                   6,573               6,016
Reconciling items:
      Gain on sales of real estate acquired for resale                  365               1,928
      Interest and other                                                 31                 127
------------------------------------------------------------------------------------------------------

Total revenue                                                      $ 33,659            $ 31,401
======================================================================================================

(1) Consolidates 13 retail industry segments and properties owned by Crest Net.


                                                                                              Assets
                                                                        ----------------------------------------------------
As of:                                                                       March 31, 2002           December 31, 2001
----------------------------------------------------------------------------------------------------------------------------
Segment real estate, net of depreciation and amortization:
   Automotive parts                                                               $  73,214                 $  73,240
   Automotive service                                                                44,535                    44,438
   Child care                                                                       140,348                   142,163
   Consumer electronics                                                              35,700                    35,950
   Convenience stores                                                                81,190                    81,701
   Health and fitness                                                                44,591                    43,549
   Home furnishings                                                                  67,879                    68,384
   Restaurants                                                                      127,255                   130,393
   Sporting goods                                                                    50,171                    50,506
   Theaters                                                                          47,081                    47,273
   Video rental                                                                      37,432                    37,719
   Other non-reportable segments(1)                                                 216,886                   212,354
----------------------------------------------------------------------------------------------------------------------------

   Total net real estate                                                            966,282                   967,670
Non-real estate assets                                                               35,299                    36,038
----------------------------------------------------------------------------------------------------------------------------

Total assets                                                                    $ 1,001,581               $ 1,003,708
============================================================================================================================

(1) Consolidates 13 retail industry segments and properties owned by Crest Net.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
         -----------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this quarterly report, the words estimated, anticipated and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

o Our anticipated growth strategies;
o Our intention to acquire additional properties;
o Our intention to sell properties;
o Our intention to re-lease vacant properties;
o Anticipated trends in our business, including trends in the market for long-term net leases of freestanding, single-tenant retail properties;
o Future expenditures for development projects; and o Profitability of our subsidiary, Crest Net Lease, Inc.

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

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

                                   THE COMPANY

Realty Income Corporation, "The Monthly Dividend Company," a Maryland corporation ("Realty Income," the "Company," "our" or "we") was organized to operate as an equity real estate investment trust ("REIT"). We are a fully integrated, self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise.

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

As of March 31, 2002, we owned a diversified portfolio:

o Of 1,121 retail properties;
o With an occupancy rate of 98.0%, or 1099, of the 1,121 properties;
o Leased to 79 different retail chains;
o Doing business in 24 separate retail industries;
o Located in 48 states;
o With over 9.5 million square feet of leasable space; and
o With an average leasable retail space of 8,500 square feet on approximately 62,800 square feet of land.

Of the 1,121 properties in the portfolio, 1,116, or 99.6%, are single-tenant retail properties with the remaining five being multi-tenant properties. As of March 31, 2002, 1,094, or 98.0%, of the 1,116 single-tenant properties were leased with an weighted average remaining lease term (excluding extension options) of approximately 10.2 years.

In addition to our real estate portfolio, at March 31, 2002 our subsidiary, Crest Net Lease, Inc. ("Crest Net") had invested $22.8 million in a portfolio:

o Of 23 retail properties;
o Located in 14 states;
o That will contain approximately 89,000 square feet of leasable space; and
o That are 100% leased and are held for sale.

We typically acquire, then lease back, retail store locations from chain store operators, providing capital to the operators for continued expansion and other corporate purposes. Our acquisition and investment activities are concentrated in well-defined target markets and focus generally on middle-market retailers providing goods and services that satisfy basic consumer needs.

Our net-lease agreements generally:

o Are for initial terms of 15 to 20 years;
o Require the tenant to pay minimum monthly rents and property operating expenses (taxes, insurance and maintenance); and
o Provide for future rent increases (typically subject to ceilings) based on increases in the consumer price index, fixed increases, or additional rent calculated as a percentage of the tenants' gross sales above a specified level.

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


                               RECENT DEVELOPMENTS

Issuance of Common Stock. In February 2002, we issued 273,150 shares of common stock to a unit investment trust at a net price to us of $30.26 per share, based on a 5% discount to the market price at the time of issuance of $31.85 per share. The net proceeds of $8.2 million were used to repay bank borrowings.

Funds from Operations (FFO). In the first quarter of 2002, our FFO increased by $4.8 million, or 27.3%, to $22.4 million compared to $17.6 million for the same quarter in 2001. See our discussion of FFO in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In the first quarter of 2002, Crest Net generated $363,000 in FFO for Realty Income compared to $1.2 million in the same quarter in 2001. The future contribution, if any, to our FFO by Crest Net will depend on the timing and the number of property sales it achieves, if any, in any given period.

Acquisition of Properties during the First Three Months of 2002. During the first three months of 2002, we invested $7.8 million in three new retail properties and properties under development with an initial weighted average contractual capitalization rate of 11.1%. The new properties are 100% leased with an initial average lease length of 16.1 years and will contain approximately 44,300 leasable square feet.

We have signed an agreement with Midas (NYSE: MDS) to acquire approximately 80 automotive service properties for between $45 million to $50 million. The properties simultaneously will be leased to Midas under a long term lease agreement. The final acquisition price will be determined by real estate appraisals currently underway on each of the properties. We expect the acquisition to close during the second quarter of 2002.

Sales of Investment Properties. During the first three months of 2002, we sold six properties for $3.4 million and recognized a gain of $1.1 million. Of this gain, $774,000 is included in income from discontinued operations. The six properties consisted of five restaurants and one child day care property. The proceeds from the sale of these properties were used to repay outstanding indebtedness on our $200 million credit facility and to invest in new properties.

Crest Net. During the first quarter of 2002, Crest Net sold three properties from its inventory for $2.7 million and we recorded a gain on the sales of $365,000. Crest Net also invested $2.9 million in two new retail properties and properties under development. At the end of the first quarter, Crest Net carried an inventory of $22.8 million, which is included in real estate held for sale, net on our balance sheet.

The financial statements of Crest Net are consolidated into Realty Income's financial statements. All material intercompany transactions have been eliminated in consolidation.

Increase in Monthly Distributions to Common Shareholders. We continue our 33-year policy of paying distributions monthly. Monthly distributions per share were increased $0.00125 in January 2002 to $0.19 and in April 2002 to $0.19125. The increase in April was our 18th consecutive quarterly increase and 20th increase since 1995. During the first three months of 2002, we paid three distributions of $0.19 per share, totaling $0.57 per share. In March and April 2002, we declared distributions of $0.19125 per share, which were paid on April 15, 2002 and payable on May 15, 2002, respectively. The monthly distribution of $0.19125 per share represents a current annualized distribution of $2.295 per share, and an annualized distribution yield of approximately 6.8% based on the last reported sale price of the Company's Common Stock on the NYSE of $33.76 on May 6, 2002. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be for any future period.


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

Realty Income had 53 employees as of May 6, 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves. Realty Income is organized for the purpose of operating as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At March 31, 2002, we had cash and cash equivalents totaling $3.7 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facilities.

Capital Funding. We have a $200 million revolving, unsecured acquisition credit facility that expires in December 2003. We also have a $25 million revolving, unsecured credit facility that expires in February 2003. The credit facilities currently bear interest at 1.225% over the London Interbank Offered Rate, or LIBOR, and offer us other interest rate options. At May 6, 2002, we had borrowing capacity of $154.3 million available on our credit facilities and an outstanding balance of $70.7 million with an effective interest rate of 3.1%.

These credit facilities have been and are expected to be used to acquire additional retail properties leased to national and regional retail chains under long-term lease agreements. Any additional borrowings will increase our exposure to interest rate risk. We have no mortgage debt on any of our properties.

In June 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $409.2 million in value of common stock, preferred stock and debt securities. Through May 6, 2002, we issued $209.3 million of common stock, preferred stock and debt securities under the universal shelf registration statement. At May 6, 2002, a balance of $199.9 million was available under our universal shelf registration statement.

In February 2002, we issued 273,150 shares of common stock to a unit investment trust at a net price to us of $30.26 per share, based on a 5% discount to the market price at the time of issuance of $31.85 per share. The net proceeds of $8.2 million were used to repay bank borrowings.

We believe that our stockholders are best served by a conservative capital structure. At May 6, 2002, our total outstanding credit facility borrowings and outstanding notes were $300.7 million or approximately 19.7% of our total market capitalization of $1.53 billion. We define our total market capitalization as the sum of the:

o Shares of our common stock outstanding multiplied by the last reported sales price of the common stock on the NYSE on May 6, 2002 of $33.76 per share;
o Liquidation value of the Class B Preferred Stock of $68.6 million;
o Liquidation value of the Class C Preferred Stock of $34.5 million; and
o Outstanding borrowings on the credit facilities and outstanding notes at May 6, 2002.

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

We currently are assigned investment grade corporate credit ratings on our senior unsecured notes from Fitch Ratings, Moody's Investors Service and Standard & Poor's Ratings Group. Currently, Fitch Ratings has assigned a rating of BBB, Moody's has assigned a rating of Baa3 and Standard & Poor's has assigned a rating of BBB- to our senior notes. These ratings could change based upon, among other things, our results of operations and financial condition.

We also have received credit ratings from the same rating agencies on our preferred stock. Fitch Ratings has assigned a rating of BBB-, Moody's Investors Service has assigned a rating of Ba1 and Standard & Poor's Ratings Group has assigned a rating of BB+. These ratings could change based upon, among other things, our results of operations and financial condition.

Realty Income and its subsidiaries have no unconsolidated investments in "special purpose entities" or off balance sheet financing, nor do we engage in trading activities involving energy or commodity contracts or other derivative instruments.

Property Acquisitions. In the first quarter of 2002, we acquired three properties (the "New Properties") located in three states and invested $7.8 million in the New Properties and properties under development, which includes investments of $2.0 million for properties acquired before 2002 that were under development. Estimated unfunded development costs on properties under construction at March 31, 2002 totaled $1.8 million. In the first quarter of 2002, we capitalized $154,000 for re-leasing costs and $22,000 for building improvements on existing properties in our portfolio.

The initial weighted average annual unleveraged return on the $7.8 million invested in 2002 is estimated to be 11.1%, computed as estimated contractual net operating income (which in the case of a net-leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs. Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentage listed above.

The New Properties will contain approximately 44,300 leasable square feet and are 100% leased under net leases, with an average initial lease term of 16.1 years. At March 31, 2002, one of the New Properties was leased and under construction, pursuant to a contract under which the tenant agreed to develop the property (with development costs funded by Realty Income) with rent scheduled to begin in the second half of 2002.

Distributions. We pay distributions to our common stockholders and Class C Preferred stockholders on a monthly basis and to our Class B Preferred stockholders on a quarterly basis if, as and when declared by our Board of Directors. The Class B Preferred stockholders receive cumulative distributions at a rate of 9.375% per annum on the $25 per share liquidation preference (equivalent to $2.34375 per annum per share). The Class C Preferred stockholders receive cumulative distributions at a rate of 9.5% per annum on the $25 per share liquidation preference (equivalent to $2.375 per annum per share).

The May 2002 distribution of $0.19125 per common share represents a current annualized distribution of $2.295 per share, and an annualized distribution yield of approximately 6.8% based on the last reported sale price of $33.76 of our common stock, on the NYSE on May 6, 2002.

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains) and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains). In 2001, our distributions totaled approximately 114.5% of our estimated REIT taxable income. Our estimated REIT taxable income includes non-cash deductions for depreciation and amortization. Our 2001 distributions to common stockholders were 83.4% of our 2001 funds from operations. We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes.

Future distributions by us will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, our funds from operations, cash flow from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, our debt service requirements and other factors as the Board of Directors may deem relevant. In addition, our credit facilities contain financial covenants which could limit the amount of distributions payable by us in the event of a deterioration in our results of operations or financial condition, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facilities.


                          FUNDS FROM OPERATIONS ("FFO")

FFO for the first quarter of 2002 increased by $4.8 million, or 27.3%, to $22.4 million versus $17.6 million in the first quarter of 2001. The following is a reconciliation of net income available to common stockholders to FFO, and information regarding distributions paid and diluted weighted average number of common shares outstanding for the first quarter of 2002 and 2001 (dollars in thousands):

     Three months ended March 31,                                              2002                 2001
     ---------------------------------------------------------------------------------------------------------

     Net income available to common stockholders                       $       15,866       $       16,045
     Depreciation and amortization:
       Continuing operations                                                    7,474                7,173
       Discontinued operations                                                     30                   37
     Depreciation of furniture, fixtures and equipment                            (33)                 (28)
     Provision for impairment loss:
       Continuing operations                                                       --                  330
       Discontinued operations                                                    160                   --
     Gain on sales of investment properties:
       Continuing operations                                                     (340)              (5,951)
       Discontinued operations                                                   (774)                  --
     ---------------------------------------------------------------------------------------------------------

     Total funds from operations                                       $       22,383       $       17,606
     =========================================================================================================

     Distributions paid to common stockholders                         $       18,820       $       14,770
     FFO in excess of distributions to common stockholders             $        3,563       $        2,836
     Diluted weighted average number of
        common shares outstanding                                           33,091,747           26,655,676

We define FFO, consistent with the National Association of Real Estate Investment Trust's definition, as net income available to common stockholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of investment property and provisions for impairment and (ii) extraordinary items.

                         ADJUSTED FUNDS FROM OPERATIONS

Adjusted FFO for the first quarter of 2002 increased by $4.6 million, or 25.8%, to $22.4 million versus $17.8 million in the first quarter of 2001. The following is a reconciliation of FFO to adjusted FFO for the three months ended March 31, 2002 and 2001. The adjustments are for non-cash items and capitalized expenditures on existing properties in our portfolio (dollars in thousands):

     Three months ended March 31,                                             2002                2001
     -------------------------------------------------------------------------------------------------------
     Funds from operations                                             $       22,383      $       17,606
     Amortization of settlements on
       treasury lock agreements                                                   189                 189
     Amortization of deferred financing costs                                     238                 249
     Amortization of stock compensation                                           131                  67
     Capitalized leasing costs and commissions                                   (154)               (160)
     Capitalized building improvements                                            (22)               (144)
     Straight line rent                                                          (397)                (26)
     -------------------------------------------------------------------------------------------------------

     Total adjusted funds from operations                              $       22,368      $       17,781
     =======================================================================================================

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

                        FFO GENERATED BY CREST NET LEASE

Crest Net generated $363,000 in FFO for Realty Income during the first quarter of 2002 and $1.2 million during the first quarter of 2001. The following is a calculation of the FFO generated by Crest Net in the first quarter of 2002 and 2001 (dollars in thousands):

     Three months ended March 31,                                             2002              2001
     ----------------------------------------------------------------------------------------------------
     Gains from the sales of real estate acquired for resale           $          365    $        1,928
     Rent and other revenue                                                       475               432
     Interest expense                                                             (75)             (283)
     General and administrative expenses                                         (196)             (205)
     Property expenses                                                            (42)               --
     Income taxes                                                                (164)             (656)
     Minority interest                                                             --               (53)
     ----------------------------------------------------------------------------------------------------

     Funds from operations contributed by Crest Net                    $          363    $        1,163
     ====================================================================================================

                              RESULTS OF OPERATIONS

The following is a comparison of our results of operations for the three months ended March 31, 2002 to the three months ended March 31, 2001.

Rental revenue was $33.3 million for the first quarter of 2002 versus $29.3 million for the first quarter of 2001, an increase of $4.0 million, or 13.7%. The increase in rental revenue is attributable to:

o The three properties acquired in the first quarter of 2002, which generated revenue of $58,000;
o The 91 properties acquired in 2001 generated revenue of $3.5 million in the first quarter of 2002 compared to $42,000 in the first quarter of 2001, an increase of $3.5 million;
o Properties owned by Crest Net, which generated revenue of $474,000 in the first quarter of 2002 compared to $428,000 in the first quarter of 2001, an increase of $46,000;
o Properties sold during 2001 and 2002 generated revenue of $33,000 in the first quarter of 2002 as compared to $803,000 in the first quarter of 2001, a decrease of $770,000;
o Net rental increase of $118,000 on development properties acquired before 2001 that started paying rent in 2001 and properties that were vacant during part of 2001 or 2002;
o Same store rents generated on 990 leased properties owned in all of both 2002 and 2001 increased by $594,000, or 2.1%, to $28.37 million from $27.78 million; and
o Straight-line rent of $397,000 in the first quarter of 2002 as compared to $26,000 in the first quarter of 2001, an increase of $371,000.

Of the 1,121 properties in the portfolio as of March 31, 2002, 1,116 are single-tenant properties with the remaining properties being multi-tenant properties. Of the 1,116 single-tenant properties, 1,094, or 98.0%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 10.2 years at March 31, 2002. Of our 1,094 leased single-tenant properties, 1,080 or 98.7% were under leases that provide for increases in rents through:

o Base rent increases tied to a consumer price index with adjustment ceilings;
o Overage rent based on a percentage of the tenants' gross sales;
o Fixed increases; or o A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue during the first quarter of 2002 and 2001, was $143,000 and $119,000, respectively.

Our portfolio of retail real estate owned under net leases continues to perform well and provide dependable lease revenue supporting the payment of monthly dividends. As of March 31, 2002, our portfolio of 1,121 retail properties was 98.0% leased with 22 properties available for lease.

Of the 22 properties not leased at March 31, 2002, transactions to lease or sell eight properties were underway or completed as of May 6, 2002. We anticipate these transactions to be completed during the second and third quarter of 2002; although we cannot guarantee that all of these properties can be sold or leased within this period.

Gain on sales of real estate acquired for resale. During the first quarter of 2002, Crest Net sold three properties for $2.7 million and we recognized a gain on the sale of $365,000, before income taxes. During the first quarter of 2001, Crest Net sold four properties for $14.0 million and we recognized a gain on the sale of $1.9 million, before income taxes.

At March 31, 2002, Crest Net had $22.8 million invested in 23 properties, which are held for sale. It is Crest Net's intent to carry an average inventory of between $20 to $25 million in real estate on an ongoing basis. Crest Net generates an earnings spread on the differential between the lease payments it receives and the cost of capital used to acquire the properties. It is our belief that at this level of inventory, these earnings will more than cover the ongoing operating expenses of Crest Net.

Interest Expense. The following is a summary of the five components of interest expense for the three months ended March 31, 2002 and 2001 (dollars in thousands):

Three months ended March 31,                                             2002             2001          Net Change
----------------------------------------------------------------------------------------------------------------------

Interest on outstanding loans and notes                               $   5,188         $   7,534       $   (2,346)
Amortization of settlements on treasury lock agreements                     189               189               --
Credit facility commitment fees                                             128               128               --
 Amortization of credit facility origination costs and deferred
   bond financing costs                                                     276               284               (8)
Interest capitalized                                                       (176)              (76)            (100)
----------------------------------------------------------------------------------------------------------------------

Interest expense                                                      $   5,605         $   8,059       $   (2,454)
======================================================================================================================

Credit facility and notes outstanding                                    2002              2001          Net Change
Three months ended March 31,
----------------------------------------------------------------------------------------------------------------------
                                                                        $309,098         $389,838       $  (80,740)
Average outstanding balances (in thousands)
Average interest rates                                                      6.81%              7.84%            (1.03)%

Interest on outstanding loans and notes decreased by $2.3 million in the first quarter of 2002 as compared to the first quarter of 2001 primarily due to a decrease of $80.7 million in the average outstanding balances and a decrease of 103 basis points in our average interest rates. In 2001, the Federal Reserve decreased the federal funds rate 11 times by an aggregate total of 475 basis points. Correspondingly, the average borrowing rate on our credit facilities has declined during the same period. The average interest rate on our credit facilities decreased to 3.04% in the first quarter of 2002 from 7.46% in the first quarter of 2001. The majority of our credit facilities interest rate reductions in 2001 occurred during the second half of the year.

At May 6, 2002, the weighted average interest rate on our:

o Credit facility borrowings of $70.7 million was 3.07%; o Notes payable of $230 million was 7.99%; and
o Combined outstanding credit facilities and notes of $303.6 million were 6.83%.

Our debt service coverage ratio for the three months ended March 31, 2002 and 2001 was 5.5 times and 3.6 times, respectively. Debt service coverage ratio is calculated as follows: earnings before interest, taxes, depreciation, amortization and impairment losses ("EBITDA") divided by interest expense. EBITDA is calculated as follows: net income plus interest expense, income taxes and depreciation less gain on sales of investment properties. Our EBITDA for the three months ended March 31, 2002 and 2001 was $30.7 million and $28.9 million, respectively. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Our fixed coverage ratio for the first quarter of 2002 and 2001 was 3.8 times and 2.8 times, respectively. Fixed coverage ratio is calculated as follows:
EBITDA divided by the sum of interest expense and preferred stock dividends. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP.

Depreciation and amortization was $7.5 million in the first quarter of 2002 versus $7.2 million in the first quarter of 2001. The increase in 2002 was primarily due to the acquisition of properties during 2001. Depreciation of buildings and improvements is computed using the straight-line method over an estimated useful life of 25 years. If we used a shorter or longer estimated useful life it could have a material impact on our results of operations and financial position. We believe that 25 years is an appropriate estimate of useful life. No depreciation has been recorded on Crest Net's properties because they are held for sale.

Amortization of goodwill for the first quarter of 2001 was $231,000. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 2002, our goodwill is no longer amortized, but instead will be tested for impairment at least annually. If goodwill is determined to be impaired, a provision for impairment will be recorded to reduce the carrying value to its fair value.

General and administrative expenses increased by $348,000 to $2.4 million in the first quarter of 2002 versus $2.0 million in the same quarter of 2001. General and administrative expenses as a percentage of revenue increased to 7.1% in 2002 as compared to 6.5% in 2001. Included in general and administrative expenses are $196,000 and $258,000 of expenses attributable to Crest Net in the first quarter of 2002 and 2001, respectively. General and administrative expenses increased primarily due to increases in the cost of living, which includes increases in payroll costs.

We had 53 employees at May 6, 2002 as compared to 49 employees one year ago.

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At March 31, 2002, 22 properties were available for lease, as compared to 20 at December 31, 2001 and 24 at March 31, 2001.

Property expenses were $663,000 in the first quarter of 2002 and $623,000 in the first quarter of 2001. The $40,000 increase in property expenses is primarily attributable to an increase in portfolio property insurance and costs associated with the properties available for lease.

Other expenses decreased $491,000 to $288,000 in the first quarter of 2002 versus $779,000 in the first quarter of 2001. The decrease in 2002 is due to a decrease in Crest Net income taxes of $491,000. Crest Net taxes were lower because its net income was lower.

The following is a summary of our other expenses for the three months ended March 31, 2002 and 2001 (dollars in thousands):

Three months ended March 31,                                           2002              2001           Net Change
----------------------------------------------------------------------------------------------------------------------

Realty Income's state and local income taxes                          $ 124             $ 124             $   --
Crest Net's income taxes                                                164               655               (491)
----------------------------------------------------------------------------------------------------------------------

Other expenses                                                        $ 288             $ 779             $ (491)
======================================================================================================================

A provision for impairment loss of $330,000 was recorded in the first quarter of 2001. A provision for impairment loss of $160,000 was recorded in the first quarter of 2002 and is included in discontinued operations. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. The carrying value of our real estate is the largest component of our consolidated balance sheet. If we were required to reduce the carrying value of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations and financial position.

Income from discontinued operations. In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Effective January 1, 2002, Statement No. 144 superseded Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement No. 144 requires long-lived assets to be disposed of, to be measured at the lower of carrying amount or fair value less cost to sell. It also broadened the reporting requirements of discontinued operations to include a component of an entity rather than a segment of a business. Statement No. 144 states that a component of an entity comprises operations and cash flows that clearly can be distinguished, operationally and for financial reporting purposes, from the rest of the entity. Six properties listed as held for sale at March 31, 2002 and three properties sold during the first quarter of 2002 were reported as discontinued operations. As required by Statement No. 144, three other properties reported as held for sale at December 31, 2001, that were sold during 2002, were not reported as discontinued operations. The following is a summary of our income from discontinued operations for the three months ended March 31, 2002 and 2001 (dollars in thousands):

  Three months ended March 31,                               2002           2001
  ------------------------------------------------------------------------------
  Rent                                                     $ 134          $ 150
  Interest and other                                          --             14
  Depreciation and amortization                              (30)           (37)
  Property expenses                                           (4)            (1)
  Impairment loss                                           (160)            --
  Gain on sales of investment properties                     774             --
  ------------------------------------------------------------------------------

  Income from discontinued operations                      $ 714           $126
  ==============================================================================

Gain on sales of investment properties. During the first three months of 2002, we sold six investment properties for $3.4 million and recognized a gain of $1.1 million. Of this gain, $774,000 is included in income from discontinued operations. During the first three months of 2001, we sold 10 investment properties for $17.1 million and recognized a gain of $6.0 million. The gain recognized from property sales in the first quarter of 2002 was $340,000, or $5.6 million less than the gain recognized from property sales in the first quarter of 2001 of $6.0 million.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At March 31, 2002, we classified real estate with a carrying amount of $24.3 million as held for sale, which includes $22.8 million in properties owned by Crest Net. Additionally, we anticipate selling properties from our portfolio that have not yet been specifically identified. We anticipate we will receive up to $50 million in proceeds from the sale of properties during the next 12 months. We intend to invest these proceeds into new property acquisitions.

Preferred stock dividends. We declared preferred stock dividends of $2.4 million in both the first quarters 2002 and 2001.

Net income available to common stockholders was $15.9 million in the first quarter of 2002 and $16.0 million in the first quarter of 2001, a decrease of $179,000.

The calculation to determine net income available to common stockholders includes gains and losses from the sale of investment properties. The amount of gains and losses vary from period to period based on the timing of property sales and can significantly impact net income available to common stockholders. The gain recognized from property sales during the first quarter of 2002 was $1.1 million. This was $4.8 million less than the gain recognized from property sales during the first quarter of 2001. Excluding the gain on sales of properties, net income available to common stockholders increased by $4.7 million.

                                   PROPERTIES

As of March 31, 2002, we owned a diversified portfolio:

o Of 1,121 properties;
o With an occupancy rate of 98.0%, or 1,099 of the 1,121 properties;
o Leased to 79 different retail chains; o Doing business in 24 separate retail industries;
o Located in 48 states; o With over 9.5 million square feet of leasable space;
  and
o With an average leasable retail space of 8,500 square feet on approximately 62,800 square feet of land.

In addition to our real estate portfolio, at March 31, 2002 our subsidiary Crest Net owned a portfolio of 23 properties and had invested $22.8 million.

At March 31, 2002, 1,094 or 97.6% of the 1,121 properties were leased under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenants' gross sales above a specified level.

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

                                                              Percentage of Rental Revenue (1)
                                 --------------------------------------------------------------------------------------------
                                  Annualized Rent
                                       as of                             For the Years Ended December 31,
                                                       ----------------------------------------------------------------------
                                     March 31,
Industry                              2002(2)            2001        2000        1999         1998        1997        1996
-----------------------------------------------------------------------------------------------------------------------------
Apparel Stores                          2.4%                2.4%       2.4%        3.8%         4.1%         0.7%         --%
Automotive Parts                        7.7                 8.3        8.3         8.6          7.8          9.1       10.5
Automotive Service                      5.4                 5.7        5.8         6.6          7.5          6.4        4.8
Book Stores                             0.5                 0.4        0.5         0.5          0.6          0.5       --
Business Services                       0.1                 0.1        0.1         0.1           *          --         --
Child Care                             21.9                23.9       24.7        25.3         29.2         35.9       42.0
Consumer Electronics                    3.5                 4.0        4.9         4.4          5.4          6.5        0.9
Convenience Stores                      7.8                 8.4        8.4         7.2          6.1          5.5        4.6
Craft and Novelty                       0.4                 0.4        0.4         0.4           *          --         --
Drug Stores                             0.2                 0.2        0.2         0.2         0.1          --         --
Entertainment                           1.9                 1.8        2.0         1.2          --          --         --
General Merchandise                     0.5                 0.6        0.6         0.6           *          --         --
Grocery Stores                          0.6                 0.6        0.6         0.5           *          --         --
Health and Fitness                      4.1                 3.6        2.4         0.6         0.1          --         --
Home Furnishings                        5.5                 6.0        5.8         6.5          7.8          5.6        4.4
Home Improvement                        1.2                 1.3        2.0         3.6           *          --         --
Office Supplies                         2.1                 2.2        2.3         2.6          3.0          1.7       --
Pet Supplies and Services               1.7                 1.6        1.5         1.1          0.6          0.2       --
Private Education                       1.3                 1.5        1.4         1.2         0.9          --         --
Restaurants                            14.2                12.2       12.3        13.3         16.2         19.8       24.4
Shoe Stores                             0.9                 0.7        0.8         1.1          0.8          0.2       --
Sporting Goods                          4.2                 0.9        --           --          --          --         --
Theaters                                3.9                 4.3        2.7         0.6          --          --         --
Video Rental                            3.4                 3.7        3.9         4.3          3.8          0.6       --
Other                                   4.6                 5.2        6.0         5.7          6.0          7.3        8.4
-----------------------------------------------------------------------------------------------------------------------------

Totals                                100.0%              100.0%     100.0%      100.0%       100.0%       100.0%     100.0%
=============================================================================================================================

* Less than 0.1%

(1)  Does not include properties owned by our subsidiary, Crest Net.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of March 31, 2002 for each of the properties by 12 and adding the previous 12 month's historic percentage rent on properties owned at March 31, 2002, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenants' gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

Of the 1,121 properties in the portfolio at March 31, 2002, 1,116 were single-tenant properties with the remaining properties being multi-tenant properties. At March 31, 2002, 1,094 of the 1,116 single-tenant properties, or 98.0%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 10.2 years.

The following table sets forth certain information regarding the timing of the initial lease term expirations (excluding extension options) on our 1,094 net-leased, single-tenant retail properties at March 31, 2002 (dollars in thousands):



                                     Number of                   Annualized                Percentage of
           Year                  Leases Expiring(1)              Rent(1)(2)               Annualized Rent
----------------------------------------------------------------------------------------------------------------
           2002                            79                 $      6,518                       5.1%
           2003                            79                        6,684                       5.3
           2004                           118                       10,176                       8.0
           2005                            84                        6,605                       5.2
           2006                            75                        6,739                       5.3
           2007                            92                        6,331                       5.0
           2008                            63                        5,669                       4.5
           2009                            28                        2,502                       2.0
           2010                            44                        3,858                       3.0
           2011                            35                        5,302                       4.2
           2012                            49                        5,803                       4.6
           2013                            70                       12,348                       9.8
           2014                            35                        6,287                       5.0
           2015                            35                        4,186                       3.3
           2016                            14                        1,496                       1.2
           2017                            13                        4,609                       3.6
           2018                            16                        1,988                       1.6
           2019                            49                        8,246                       6.5
           2020                            10                        3,664                       2.9
           2021                            96                       14,746                      11.6
           2022                             1                          123                       0.1
           2023                             2                          341                       0.3
           2026                             2                          372                       0.3
           2033                             2                        1,118                       0.9
           2034                             3                          879                       0.7
----------------------------------------------------------------------------------------------------------------

          Totals                        1,094                    $ 126,590                     100.0%
================================================================================================================

(1) Does not include five multi-tenant properties and 22 vacant, unleased single-tenant properties owned by the Company and properties owned by our subsidiary, Crest Net. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of March 31, 2002 for each of the properties by 12 and adding the previous 12 month's historic percentage rent on properties owned at March 31, 2002, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenants' gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table sets forth certain state-by-state information regarding Realty Income's property portfolio as of March 31, 2002 (dollars in thousands):

                                                         Approximate                             Percentage of
                          Number of      Percent          Leasable             Annualized       Annualized Rent
State                   Properties(1)    Leased          Square Feet           Rent(1)(2)
------------------------------------------------------------------------------------------------------------------
Alabama                       15           100%             142,600           $        1,413            1.1%
Alaska                         2          100               128,500                    1,003            0.8
Arizona                       30          100               225,500                    3,678            2.8
Arkansas                       8          100                48,800                      916            0.7
California                    53          100               992,800                   13,890           10.5
Colorado                      43           98               265,600                    3,946            3.0
Connecticut                   15          100               241,500                    3,665            2.8
Delaware                       1          100                 5,400                       72              *
Florida                       91           92             1,164,700                   14,761           11.2
Georgia                       63           98               450,700                    6,366            4.8
Idaho                         11          100                52,000                      761            0.6
Illinois                      37          100               306,200                    4,278            3.2
Indiana                       27           97               157,700                    2,056            1.6
Iowa                          10          100                67,600                      702            0.5
Kansas                        21          100               190,000                    2,208            1.7
Kentucky                      13          100                43,600                    1,151            0.9
Louisiana                      7          100                47,100                      716            0.5
Maryland                       9          100                91,100                    1,328            1.0
Massachusetts                 22          100               100,100                    2,450            1.9
Michigan                      10          100                68,100                      990            0.7
Minnesota                     22           87               239,800                    2,191            1.7
Mississippi                   21          100               171,000                    1,739            1.3
Missouri                      35          100               230,400                    2,997            2.3
Montana                        2          100                30,000                      305            0.2
Nebraska                       9          100                87,100                    1,142            0.9
Nevada                         6          100                81,300                    1,297            1.0
New Hampshire                  6          100                23,900                      593            0.4
New Jersey                    10          100                47,400                    1,189            0.9
New Mexico                     5          100                46,000                      361            0.3
New York                      24           96               265,600                    5,514            4.2
North Carolina                33          100               170,200                    3,250            2.5
North Dakota                   1          100                22,000                       65              *
Ohio                          65           99               371,800                    5,489            4.1
Oklahoma                      19          100               107,600                    1,535            1.2
Oregon                        16          100               198,100                    1,825            1.4
Pennsylvania                  30          100               243,400                    3,504            2.6
Rhode Island                   1          100                 3,500                      116            0.1
South Carolina                47          100               142,000                    4,034            3.0
South Dakota                   2          100                12,600                      175            0.1
Tennessee                     29           97               237,900                    3,201            2.4
Texas                        149           97             1,191,300                   13,791           10.4
Utah                           7          100                45,400                      644            0.5
Vermont                        1          100                 2,500                       87            0.1
Virginia                      29          100               301,900                    5,065            3.8
Washington                    40          100               261,800                    3,214            2.4
West Virginia                  2          100                16,800                      160            0.1
Wisconsin                     18          100               171,000                    2,080            1.6
Wyoming                        4          100                20,100                      271            0.2
------------------------------------------------------------------------------------------------------------------
Totals/Average             1,121            98%           9,532,000           $      132,184           100.0%
==================================================================================================================
* Less than 0.1%

(1)  Does not include properties owned by our subsidiary, Crest Net.
(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of March 31, 2002 for each of the properties by 12 and adding the previous 12 month's historic percentage rent on properties owned at March 31, 2002, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenants' gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table sets forth certain information regarding the properties owned by Realty Income at March 31, 2002, classified according to the retail business types and the level of services they provide (dollars in thousands):

                                                Number of                  Annualized             Percentage of
Industry                                      Properties(1)                Rent(1)(2)            Annualized Rent
----------------------------------------------------------------------------------------------------------------------
TENANTS PROVIDING SERVICES
Automotive Service                                    99                 $      7,101                  5.4%
Child Care                                           327                       28,909                 21.9
Entertainment                                          8                        2,564                  1.9
Health and Fitness                                     9                        5,479                  4.2
Private Education                                      5                        1,738                  1.3
Theaters                                              10                        5,209                  3.9
Other                                                  8                        6,097                  4.6
                                      --------------------------------------------------------------------------------
                                                     466                       57,097                 43.2
                                      --------------------------------------------------------------------------------

TENANTS SELLING GOODS AND SERVICES
Automotive Parts (with installation)                  64                        5,850                  4.4
Business Services                                      1                          124                  0.1
Convenience Stores                                   105                       10,305                  7.8
Home Improvement                                       2                          187                  0.1
Pet Supplies and Services                              6                        1,561                  1.2
Restaurants                                          225                       18,743                 14.2
Video Rental                                          34                        4,501                  3.4
                                      --------------------------------------------------------------------------------
                                                     437                       41,271                 31.2
                                      --------------------------------------------------------------------------------

TENANTS SELLING GOODS
Apparel Stores                                         5                        3,103                  2.4
Automotive Parts                                      75                        4,346                  3.3
Book Stores                                            2                          606                  0.5
Consumer Electronics                                  36                        4,639                  3.5
Craft and Novelty                                      2                          517                  0.4
Drug Stores                                            1                          235                  0.2
General Merchandise                                   11                          687                  0.5
Grocery Stores                                         2                          726                  0.6
Home Furnishings                                      38                        7,284                  5.5
Home Improvement                                      18                        1,377                  1.0
Office Supplies                                        9                        2,820                  2.1
Pet Supplies                                           3                          671                  0.5
Shoe Stores                                            5                        1,221                  0.9
Sporting Goods                                        11                        5,584                  4.2
----------------------------------------------------------------------------------------------------------------------
                                                     218                       33,816                 25.6
----------------------------------------------------------------------------------------------------------------------
TOTALS                                             1,121                    $ 132,184                 100.0%
======================================================================================================================

(1) This table does not include properties owned by our subsidiary, Crest Net.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of March 31, 2002 for each of the properties by 12 and adding the previous 12 month's historic percentage rent on properties owned at March 31,2002, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenants' gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

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

Approximately 97.6% or 1,094 of the 1,121 properties in the portfolio are leased to tenants under net leases whereby the tenant is responsible for property costs and expenses. These lease features reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.


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

The Company adopted Statement No. 142 effective January 1, 2002. At the date of adoption, the Company had unamortized goodwill in the amount of $17.2 million. The Company does not have any intangible assets or unamortized negative goodwill. Amortization expense related to goodwill was $231,000 during the first quarter of 2001. We have not yet determined what the impact will be on our financial position, results of operations or liquidity from testing our goodwill for impairment.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 will supersede Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement No. 144 requires long-lived assets to be disposed of, to be measured at the lower of carrying amount or fair value less cost to sell. The Company adopted the provisions of Statement No. 144 on January 1, 2002. The adoption of Statement No. 144 has not had a material effect on our financial position, results of operations or liquidity.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facilities and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve our objectives we issue our long-term notes, primarily at fixed rates and may selectively enter into derivative financial instruments such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments at March 31, 2002. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in table in millions).

                                       Expected Maturity Data
                               ---------------------------------------
                                    2003             Thereafter           Total            Fair Value(2)
                                    ----             ----------           -----            -------------
Fixed rate debt                      --              $ 230.0(1)         $ 230.0              $ 226.1
Average interest rate                --                  7.99%              7.99%
Variable rate debt                  $73.6                    --         $  73.6              $  73.6
Average interest rate                  3.12%                 --             3.12%

(1) $110 million matures in 2007, $100 million matures in 2008 and $20 million matures in 2009.

(2) We base the fair value of the fixed rate debt at March 31, 2002 on the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

The table incorporates only those exposures that exist as of March 31, 2002, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.


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


B. One report on Form 8-K was filed by the registrant during the quarter for which this report is filed.

       On March 1, 2002, we filed a Form 8-K in connection with the issuance of up to 273,150 shares of the Company's common stock pursuant to the Company's shelf registration statement on Form S-3 filed on June 16, 1999, as amended on July 13, 1999.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REALTY INCOME CORPORATION



(Signature and Title)               /s/ GREGORY J. FAHEY
                                    --------------------------------------------
Date: May 13, 2002                  Gregory J. Fahey, Vice President, Controller
                                    (Principal Accounting Officer)


                                  EXHIBIT INDEX
Exhibit
   No.            Description
---------         -----------
   --             None