Form 10-Q
period 2002-06-30
REALTY INCOME CORP
filed 2002-08-09
CIK 726728

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended June 30, 2002, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                         COMMISSION FILE NUMBER 1-13374


                            REALTY INCOME CORPORATION
       -------------------------------------------------------------------


             (Exact name of registrant as specified in its charter)

                                    Maryland
                                 --------------


         (State or other jurisdiction of incorporation or organization)

                                   33-0580106
                                -----------------

                      (I.R.S. Employer Identification No.)

               220 West Crest Street, Escondido, California 92025
        ----------------------------------------------------------------

                    (Address of principal executive offices)

                                 (760) 741-2111
                              ---------------------

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


                                 YES [X] NO [ ]

There were 34,869,874 shares of common stock outstanding as of August 8, 2002.

                            REALTY INCOME CORPORATION

                                    Form 10-Q
                                  June 30, 2002

                                TABLE OF CONTENTS
                            -------------------------



PART I.           FINANCIAL INFORMATION                                                                        Page
                                                                                                               ----

         Item 1:      Financial Statements

                           Consolidated Balance Sheets....................................................        3
                           Consolidated Statements of Income..............................................        4
                           Consolidated Statements of Cash Flows..........................................        5
                           Notes to Consolidated Financial Statements.....................................        6

         Item 2:      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations
                           Forward-looking statements.....................................................       12
                           The company....................................................................       13
                           Recent developments............................................................       14
                           Liquidity and capital resources ...............................................       16
                           Funds from operations .........................................................       19
                           Results of operations .........................................................       21
                           Properties ....................................................................       27
                           Impact of inflation and accounting pronouncements..............................       32


         Item 3:      Quantitative and Qualitative Disclosures about Market Risk..........................       33


PART II. OTHER INFORMATION

         Item 4:      Submission of Matters to a Vote of Security Holders.................................       34

         Item 6:      Exhibits and Reports on Form 8-K....................................................       34

SIGNATURE             ....................................................................................       35

EXHIBIT INDEX         ..................................................................................         35



PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    ----------------------------------------

                       June 30, 2002 and December 31, 2001
                  (dollars in thousands, except per share data)

                                                                                    2002               2001
                                                                                 (Unaudited)
--------------------------------------------------------------------------------------------------------------------

ASSETS Real estate, at cost:
     Land                                                                      $     436,907     $    412,455
     Buildings and improvements                                                      792,244          765,707
--------------------------------------------------------------------------------------------------------------------
                                                                                   1,229,151        1,178,162
     Less accumulated depreciation and amortization                                 (233,736)        (233,848)
--------------------------------------------------------------------------------------------------------------------
         Net real estate held for investment                                         995,415          944,314
     Real estate held for sale, net                                                   32,706           23,356
--------------------------------------------------------------------------------------------------------------------
         Net real estate                                                           1,028,121          967,670

Cash and cash equivalents                                                             21,242            2,467
Accounts receivable                                                                    3,284            4,857
Goodwill, net                                                                         17,206           17,206
Other assets                                                                          10,467           11,508
--------------------------------------------------------------------------------------------------------------------

     Total assets                                                               $  1,080,320      $ 1,003,708
====================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                                                          $       8,296      $     6,238
Accounts payable and accrued expenses                                                  5,578            5,834
Other liabilities                                                                      4,118            4,543
Lines of credit payable                                                              155,800           85,300
Notes payable                                                                        230,000          230,000
--------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                               403,792          331,915
--------------------------------------------------------------------------------------------------------------------


Commitments and contingencies

Stockholders' equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000
    shares authorized, 4,125,700 shares issued and outstanding                        99,368           99,368
Common stock and paid in capital, par value $1.00 per share, 100,000,000 shares authorized, 33,319,389 and 32,829,111 shares issued and
    outstanding in 2002 and 2001, respectively                                       806,467          795,505
Distributions in excess of net income                                               (229,307)        (223,080)
--------------------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                                      676,528          671,793
--------------------------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity                                  $ 1,080,320      $ 1,003,708
====================================================================================================================

 The accompanying notes to consolidated financial statements are an integral part of these statements.


                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               --------------------------------------------------

            For the three and six months ended June 30, 2002 and 2001
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                        THREE             THREE              SIX              SIX
                                                       MONTHS            MONTHS            MONTHS           MONTHS
                                                        ENDED             ENDED             ENDED            ENDED
                                                       6/30/02           6/30/01           6/30/02          6/30/01
------------------------------------------------------------------------------------------------------------------------

REVENUE
     Rental                                        $     32,724        $  28,552      $      65,160      $      57,025
     Gain on sales of real estate acquired for
         resale                                           1,126              161              1,491              2,089
     Interest and other                                      51              179                 83                306
------------------------------------------------------------------------------------------------------------------------

                                                         33,901           28,892             66,734             59,420
------------------------------------------------------------------------------------------------------------------------

EXPENSES
     Interest                                             5,803            6,587             11,408             14,646
     Depreciation and amortization                        7,421            6,906             14,683             13,865
     General and administrative                           2,348            1,866              4,737              3,906
     Property                                               622              556              1,243              1,164
     Other                                                  598              240                886              1,020
     Provision for impairment loss                           --              200                 --                530
------------------------------------------------------------------------------------------------------------------------

                                                         16,792           16,355             32,957             35,131
------------------------------------------------------------------------------------------------------------------------

Income from continuing operations                        17,109           12,537             33,777             24,289
Income from discontinued operations                       1,336              775              2,622              1,545
Gain on sales of investment properties                       --              164                340              6,115
------------------------------------------------------------------------------------------------------------------------

Net income                                               18,445           13,476             36,739             31,949
Preferred stock dividends                                (2,428)          (2,428)            (4,856)            (4,856)
------------------------------------------------------------------------------------------------------------------------

Net income available to
     common stockholders                          $      16,017      $    11,048      $      31,883      $      27,093
========================================================================================================================

Basic and diluted net income
     per common share                             $        0.48      $      0.39      $        0.96      $        0.98



The accompanying notes to consolidated financial statements are an integral part of these statements.


                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            --------------------------------------------------------

                 For the six months ended June 30, 2002 and 2001
                             (dollars in thousands)
                                   (unaudited)

                                                                                    2002                 2001
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $  36,739           $  31,949
Adjustments to net income:
     Depreciation and amortization                                                    14,683              13,865
     Provision for impairment losses                                                      --                 530
     Income from discontinued operations                                              (2,622)             (1,545)
     Cash from discontinued operations                                                 1,833               2,048
     Investment in real estate acquired for resale                                    (4,462)             (4,475)
     Proceeds from sales of real estate acquired for resale                           11,729              15,509
     Gain on sales of real estate acquired for resale                                 (1,491)             (2,089)
     Gain on sales of investment properties                                             (340)             (6,115)
     Amortization of deferred stock compensation                                         284                 145
     Change in assets and liabilities:
       Accounts receivable and other assets                                            2,496               2,149
       Accounts payable, accrued expenses and other liabilities                           13              (1,267)
------------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                                        58,862              50,704
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES Proceeds from sales of investment properties:
     From continuing operations                                                        1,198              19,674
     From discontinued operations                                                      6,017                  --
Acquisition of and additions to investment properties                                (87,567)            (14,438)
------------------------------------------------------------------------------------------------------------------------

     Net cash provided by (used in) investing activities                             (80,352)              5,236
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit                                                      165,900              44,800
Payments under lines of credit                                                       (95,400)           (148,600)
Distributions to common stockholders                                                 (37,934)            (30,189)
Distributions to preferred stockholders                                               (2,974)             (2,974)
Proceeds from stock offerings, net of offering costs of
     $107 in 2002 and $4,452 in 2001                                                   8,158              77,558
Proceeds from other common stock issuances                                             2,515                 999
Repurchase of stock                                                                       --                (169)
------------------------------------------------------------------------------------------------------------------------

     Net cash provided by (used in) financing activities                              40,265             (58,575)
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                  18,775              (2,635)
Cash and cash equivalents,  beginning of period                                        2,467               3,815
------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                           $  21,242           $   1,180
========================================================================================================================

For supplemental disclosures, see note 10.

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        -----------------------------------------------------------------
                                  June 30, 2002
                                   (Unaudited)

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

2.        ACCOUNTING PRONOUNCEMENTS

A. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under Statement No. 142, goodwill will be tested for impairment annually and also whenever events or circumstances occur that indicate that our goodwill might be impaired.

We adopted the provisions of Statement No. 142 on January 1, 2002 and ceased amortizing our goodwill, which totaled $17.2 million. During the second quarter of 2002, we completed the transitional impairment testing of our goodwill and found that our goodwill was not impaired. We also did not have any new goodwill or take an impairment loss on our existing goodwill during 2002.

Amortization expense related to goodwill was $231,000 and $462,000 for the three and six months ended June 30, 2001, respectively. We do not have any intangible assets as contemplated under Statement No. 142 or unamortized negative goodwill.

The following table reconciles reported net income available to common stockholders to adjusted net income available to common stockholders. It excludes the effect of goodwill amortization expense that is no longer amortized under Statement No. 142 (in thousands, except per share data):

                                                                       THREE          THREE          SIX           SIX
                                                                       MONTHS         MONTHS        MONTHS        MONTHS
                                                                       ENDED          ENDED         ENDED         ENDED
                                                                      6/30/02        6/30/01       6/30/02       6/30/01
----------------------------------------------------------------- --------------- ------------- ------------- -------------
Reported Net income available to common stockholders                   $16,017       $11,048       $31,883         $27,093
Goodwill amortization                                                       --           231            --             462
----------------------------------------------------------------- --------------- ------------- ------------- -------------
Adjusted net income available to common stockholders                   $16,017       $11,279       $31,883         $27,555
================================================================= =============== ============= ============= =============

Basic and diluted earnings per share
Reported Net income available to common stockholders                    $ 0.48        $ 0.39        $ 0.96          $ 0.98
Goodwill amortization                                                       --          0.01            --            0.02
Adjusted net income available to common stockholders                    $ 0.48        $ 0.40        $ 0.96          $ 1.00
================================================================= =============== ============= ============= =============

B. In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Effective January 1, 2002, Statement No. 144 superseded Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement No. 144 requires long-lived assets to be disposed of to be measured at the lower of carrying amount or fair value less costs to sell on our balance sheet. It also broadened the reporting requirements of discontinued operations to include a component of an entity rather than a segment of a business. Statement No. 144 states that a component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. In accordance with Statement No. 144, we report each individual property as a reporting component for determining discontinued operations. The operations of 34 properties listed as held for sale at June 30, 2002, plus three properties sold during the first quarter of 2002 and 10 properties sold during the second quarter of 2002 were reported as income from discontinued operations in 2002, and their respective 2001 results of operations were reclassified to income from discontinued operations. As required by Statement No. 144, three other properties reported as held for sale at December 31, 2001 that were sold during 2002 were not reported as discontinued operations. The following is a summary of our income from discontinued operations for the three and six months ended June 30, 2002 and 2001 (dollars in thousands):

                                                                    THREE         THREE          SIX           SIX
                                                                    MONTHS        MONTHS        MONTHS        MONTHS
                                                                    ENDED         ENDED         ENDED         ENDED
                                                                   6/30/02       6/30/01       6/30/02       6/30/01
     ---------------------------------------------------------- ------------- ------------- ------------- -------------
     Rental revenue                                                 $   963       $ 1,035       $ 1,923       $ 2,058
     Interest and other revenue                                          --            --            --            14
     Gain on sales of investment properties                           1,305            --         2,079            --
     Depreciation and amortization                                     (218)         (252)         (460)         (503)
     Property expenses                                                  (44)           (8)          (90)          (24)
     Provision for impairment loss                                     (670)           --          (830)           --
     ---------------------------------------------------------- ------------- ------------- ------------- -------------

     Income from discontinued operations                            $ 1,336       $   775       $ 2,622       $ 1,545
     ========================================================== ============= ============= ============= =============

C.  In  July  2002,  we  changed  our  method  of  accounting  for   stock-based
compensation to the fair value based method which is the preferred method of accounting as provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation. The effect of the change in accounting for stock-based compensation will be to recognize stock compensation expense over the vesting period for those stock options granted on or after January 1, 2002. For stock options granted prior to January 1, 2002, we will continue to apply the provisions under Accounting Principles Board Opinion No. 25 unless the stock options are modified or settled for cash. The impact of adopting Statement No. 123 is not expected to have a material effect on our financial position or results of operations. We anticipate that during 2002, our stock option expense will be approximately $12,000.

3.        RETAIL PROPERTIES ACQUIRED BY REALTY INCOME

During the first six months of 2002, we invested $86.8 million in 91 new retail properties and properties under development with an initial weighted average contractual lease rate of 10.4%. These 91 properties are located in 24 states, will contain approximately 430,700 leasable square feet and are 100% leased, with an average initial lease term of 19.9 years.

During the first six months of 2001, we invested $15.3 million in seven new retail properties and properties under development with an initial weighted average contractual lease rate of 11.6%. These seven properties are located in five states, contain approximately 115,300 leasable square feet and are 100% leased, with an average initial lease term of 21.7 years.

4.        GAIN ON SALES OF INVESTMENT PROPERTIES

During the second quarter of 2002, we sold 10 investment properties for $3.8 million and recognized a gain of $1.3 million. This gain is included in income from discontinued operations. During the second quarter of 2001, we sold three investment properties for $2.6 million and recognized a gain of $164,000.

During the first six months of 2002, we sold 16 investment properties for $7.2 million and recognized a gain of $2.4 million. Of this gain, $2.1 million is included in income from discontinued operations. During the first six months of 2001, we sold 13 investment properties for $19.7 million and recognized a gain of $6.1 million.

5.        RETAIL PROPERTIES ACQUIRED BY CREST NET LEASE, INC. ("CREST NET")

A. During the first six months of 2002, Crest Net invested $3.8 million in two new retail properties and properties under development. These two properties are located in two states, will contain approximately 6,400 leasable square feet and are 100% leased, with an average initial lease term of 17.6 years.

During the first six months of 2001, Crest Net invested $4.5 million in four new retail properties and properties under development. These four properties are located in three states, will contain approximately 15,300 leasable square feet and are 100% leased, with an average initial lease term of 19.3 years.

B. At June 30, 2002 and December 31, 2001, investments in properties owned by Crest Net totaled $15.9 million and $22.3 million, respectively, and are included in real estate held for sale, net on our consolidated balance sheets.

6.        GAIN ON SALES OF REAL ESTATE ACQUIRED FOR RESALE

During the second quarter of 2002, Crest Net sold eight properties for $9.0 million and we recognized a gain of $1.1 million on the sales. During the second quarter of 2001, Crest Net sold one property for $1.5 million and we recognized a gain of $161,000 on the sale.

During the first six months of 2002, Crest Net sold 11 properties for $11.7 million and we recognized a gain of $1.5 million on the sales. During the first six months of 2001, Crest Net sold five properties for $15.5 million and we recognized a gain of $2.1 million on the sales.

7.        DISTRIBUTIONS PAID AND PAYABLE

A. We pay monthly distributions to our common stockholders. The following is a summary of the monthly cash distributions per common share paid during the six months ended June 30, 2002 and 2001. As of June 30, 2002, a distribution of $0.1925 per common share was declared (and was paid on July 15, 2002).

                 Month                                        2002                2001
                 ---------------------------------------------------------------------------

                 January                                  $ 0.19000           $ 0.18500
                 February                                   0.19000             0.18500
                 March                                      0.19000             0.18500
                 April                                      0.19125             0.18625
                 May                                        0.19125             0.18625
                 June                                       0.19125             0.18625
                 ---------------------------------------------------------------------------

                 Total                                    $ 1.14375           $ 1.11375
                 ===========================================================================

B. In May 1999, we issued 2,760,000 shares of 9 3/8% Class B cumulative redeemable preferred stock (the "Class B Preferred"), of which 2,745,700 shares were outstanding during the first six months of 2002 and 2001. Beginning May 25, 2004, the Class B Preferred shares are redeemable at our option for $25.00 per share. Dividends on the Class B Preferred are paid quarterly in arrears. During each of the first two quarters of 2002 and 2001, we paid a quarterly dividend to holders of our Class B Preferred of $0.5859 per share, totaling $3.2 million. The 2002 second quarter dividend was paid on July 1, 2002.

C. In July 1999, we issued 1,380,000 shares of 9 1/2% Class C cumulative redeemable preferred stock (the "Class C Preferred"), all of which were outstanding during the first six months of 2002 and 2001. Beginning July 30, 2004, the Class C Preferred shares are redeemable at our option for $25.00 per share. Dividends on the Class C Preferred are paid monthly in arrears. During each of the first six months of 2002 and 2001, we paid six monthly dividends to holders of our Class C Preferred of $0.1979 per share totaling, $1.6 million. The June 2002 monthly dividend was paid on July 1, 2002.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation for the three and six months ended June 30, 2002 and 2001:

                                                     THREE              THREE               SIX                SIX
                                                    MONTHS             MONTHS             MONTHS             MONTHS
                                                     ENDED              ENDED              ENDED              ENDED
                                                    6/30/02            6/30/01            6/30/02            6/30/01
---------------------------------------------- ------------------ ------------------ ------------------ ------------------
Weighted average shares used
  for the basic net income per
  share computation                              33,310,413          28,393,227         33,178,176         27,507,539
Incremental shares from the
  assumed exercise of stock options                  57,946              75,765             52,641             57,961
---------------------------------------------- ----------------- ------------------- ------------------ ------------------
Adjusted weighted average shares
  used for diluted net income
  Per share computation                          33,368,359          28,468,992         33,230,817         27,565,500
============================================== ================= =================== ================== ==================

For the three and six months ended June 30, 2002 and 2001, no stock options were anti-dilutive.

9.        STOCK OFFERINGS

A. In February 2002, we issued 273,150 shares of common stock to a unit investment trust at a net price to us of $30.26 per share, based on a 5% discount to the market price at the time of issuance of $31.85 per share. The net proceeds of $8.2 million were used to repay a portion of our $200 million credit facility.

B. In July 2002, we issued 1,550,000 shares of common stock at a price of $33.40 per share. The net proceeds of $48.8 million were used to repay a portion of our $200 million credit facility.

10.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the first six months of 2002 and 2001 was $10.5 million and $14.4 million, respectively. During the first six months of 2002 and 2001, interest of $256,000 and $187,000, respectively, was capitalized related to properties under development.

The following non-cash financing activities are included in the accompanying consolidated financial statements (dollars in thousands):

Restricted stock grants resulted in the following:

                                                        2002              2001
                                                       ------           -------
        Other assets                                  $   --            $ 1,555
        Common stock and paid in capital               3,282              1,555
        Common stock and paid in capital,
           Deferred stock compensation                (3,282)               --

11.       SEGMENT INFORMATION

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 11 reportable industry segments based upon the 24 retail industries the tenants are in, except for properties owned by Crest Net that are grouped together and included in "other non-reportable segments." All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of June 30, 2002 (dollars in thousands):

                                                          THREE             THREE             SIX               SIX
                                                          MONTHS           MONTHS            MONTHS           MONTHS
                                                          ENDED             ENDED            ENDED             ENDED
Revenue for the:                                         6/30/02           6/30/01          6/30/02           6/30/01
------------------------------------------------------------------------------------------------------------------------

Segment rental revenue:
   Automotive parts                                       $2,458           $2,439            $5,261          $4,920
   Automotive service                                      2,225            1,754             3,961           3,488
   Child care                                              6,198            6,210            12,407          12,236
   Consumer electronics                                    1,140            1,232             2,281           2,469
   Convenience stores                                      2,613            2,529             5,171           5,044
   Health and fitness                                      1,322            1,021             2,563           2,002
   Home furnishings                                        1,858            1,794             3,690           3,591
   Restaurants                                             4,456            3,143             9,006           6,393
   Sporting goods                                          1,396               --             2,791              --
   Theaters                                                1,302            1,302             2,604           2,604
   Video rental                                            1,133            1,111             2,252           2,244
   Other non-reportable segments(1)                        6,623            6,017            13,173          12,034
Reconciling items:
   Gain on sales of real estate acquired for resale        1,126              161             1,491           2,089
   Interest and other                                         51              179                83             306
------------------------------------------------------------------------------------------------------------------------

Total revenue                                           $ 33,901         $ 28,892          $ 66,734        $ 59,420
========================================================================================================================

(1) Consolidates 13 retail industry segments and properties owned by Crest Net.

                                                                                              ASSETS
                                                                        ----------------------------------------------------
AS OF:                                                                       JUNE 30, 2002            DECEMBER 31, 2001
----------------------------------------------------------------------------------------------------------------------------
Segment real estate, net of depreciation and amortization:
   Automotive parts                                                               $  74,259                 $  73,240
   Automotive service                                                                86,528                    44,438
   Child care                                                                       137,658                   142,163
   Consumer electronics                                                              35,450                    35,950
   Convenience stores                                                               112,521                    81,701
   Health and fitness                                                                44,825                    43,549
   Home furnishings                                                                  68,032                    69,008
   Restaurants                                                                      126,662                   129,768
   Sporting goods                                                                    49,836                    50,506
   Theaters                                                                          46,893                    47,273
   Video rental                                                                      37,146                    37,719
   Other non-reportable segments(1)                                                 208,311                   212,355
----------------------------------------------------------------------------------------------------------------------------

   Total net real estate                                                          1,028,121                   967,670
Non-real estate assets                                                               52,199                    36,038
----------------------------------------------------------------------------------------------------------------------------

Total assets                                                                    $ 1,080,320               $ 1,003,708
============================================================================================================================

(1) Consolidates 13 retail industry segments and properties owned by Crest Net.


As required by Statement No. 142, we assigned our goodwill to the relevant "reporting units" which were determined to be the seven industry segments we had investments in at the time the goodwill originated. The following table set forth the seven industries our goodwill was assigned to as of January 1, 2002 (dollars in thousands):

Automotive parts                                                $  1,935
Automotive service                                                 1,338
Child care                                                         5,353
Convenience stores                                                 2,073
Home furnishings                                                   1,557
Restaurants                                                        3,779
Other                                                              1,171
---------------------------------------------------- -------------------------

Goodwill, net                                                   $ 17,206
==================================================== =========================

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

                                   THE COMPANY

Realty Income Corporation, the Monthly Dividend Company (TM), a Maryland corporation ("Realty Income," the "Company," "our" or "we") was organized to operate as an equity real estate investment trust ("REIT"). We are a fully integrated, self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise.

Our primary business objective is to generate dependable monthly distributions from a consistent and predictable level of funds from operations ("FFO") per share. Additionally, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties.

Our portfolio management focus includes:

o    Contractual rent increases on existing leases;
o Rental increases at the termination of existing leases when market conditions permit; and
o The active management of our property portfolio, including re-leasing of vacant properties and selective sales of properties.

Our acquisition of additional properties adheres to a focused strategy of primarily acquiring properties that are:

o    Freestanding, single-tenant, retail locations;
o    Leased to regional and national retail chains; and
o    Under long-term, net-lease agreements.

As of June 30, 2002, we owned a diversified portfolio:

o    Of 1,199 retail properties;
o    With an occupancy rate of 98.4%, or 1,180, of the 1,199 properties;
o    Leased to 81 different retail chains;
o    Doing business in 24 separate retail industries;
o    Located in 48 states;
o    With over 9.8 million square feet of leasable space; and
o With an average leasable retail space of 8,200 square feet on approximately 62,000 square feet of land.

Of the 1,199 properties in the portfolio, 1,194, or 99.6%, are single-tenant retail properties with the remaining five being multi-tenant properties. As of June 30, 2002, 1,175, or 98.4%, of the 1,194 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 10.7 years.

In addition to our real estate portfolio, at June 30, 2002 our subsidiary, Crest Net Lease, Inc. ("Crest Net") had invested $15.9 million in a portfolio of 15 retail properties located in nine states. These properties are held for sale.

We typically acquire, and then lease back, retail store locations from chain store operators, providing capital to the operators for continued expansion and other corporate purposes. Our acquisition and investment activities are concentrated in well-defined target markets and generally focus on middle-market retailers providing goods and services that satisfy basic consumer needs.

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

We believe that the long-term ownership of an actively managed, diversified portfolio of retail properties under long-term, net-lease agreements produces consistent, predictable income. We also believe that a portfolio of long-term leases that require tenants to be responsible for property expenses generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

Our net-leased retail properties are primarily leased to regional and national retail chain store operators. Generally, our properties contain single-story buildings and adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to a sufficient population base to constitute a suitable market or trade area for the retailer's business.

We provide sale-leaseback financing primarily to less than investment grade retail chains. From 1970 through December 31, 2001, we acquired and leased back to regional and national retail chains 1,158 properties (including 83 properties that have been sold) and collected approximately 98% of the original contractual rent obligations on those properties (this information annually.) We believe that within this market we can achieve an attractive risk-adjusted return on the financing we provide to retailers.

                               RECENT DEVELOPMENTS

ISSUANCE OF COMMON STOCK. In February 2002, we issued 273,150 shares of common stock to a unit investment trust at a net price to us of $30.26 per share, based on a 5% discount to the market price at the time of issuance of $31.85 per share. The net proceeds of $8.2 million were used to repay a portion of our $200 million credit facility.

In July 2002, we issued 1,550,000 shares of common stock at a price of $33.40 per share. The net proceeds of $48.8 million were used to repay a portion of our $200 million acquisition credit facility.

FUNDS FROM OPERATIONS (FFO). For the second quarter of 2002, our FFO increased by $4.8 million, or 26.4%, to $23.0 million compared to $18.2 million for the same quarter in 2001. In the first six months of 2002, our FFO increased by $9.6 million, or 26.8%, to $45.4 million compared to $35.8 million for the first six months of 2001. See our discussion of FFO in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In the second quarter of 2002, Crest Net generated $901,000 in FFO for Realty Income compared to $141,000 in the same quarter of 2001. In the first six months of 2002 and 2001, Crest Net generated $1.3 million in FFO for Realty Income. The future contribution, if any, to our FFO by Crest Net will depend on the timing and the number of property sales it achieves, if any, in a given period.

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS was $16.0 million in the second quarter of 2002 and $11.0 million in the second quarter of 2001, an increase of $5.0 million. Net income available to common stockholders was $31.9 million in the first six months of 2002 and $27.1 million in the first six months of 2001, an increase of $4.8 million.

ACQUISITION OF PROPERTIES DURING 2002. During the second quarter of 2002, we invested $79.0 million in 88 new retail properties and properties under development with an initial weighted average contractual capitalization rate of 10.4%. During the first six months of 2002, we invested $86.8 million in 91 new retail properties and properties under development with an initial weighted average contractual capitalization rate of 10.4%. The 91 new properties are 100% leased with an initial average lease length of 19.9 years and will contain approximately 430,700 leasable square feet.

SALES OF INVESTMENT PROPERTIES. During the first six months of 2002, we sold 16 properties for $7.2 million and recognized a gain of $2.4 million. Of this gain, $2.1 million is included in income from discontinued operations. The 16 properties consisted of seven child care facilities, eight restaurants and one racquetball facility. The proceeds from the sale of these properties were used to repay outstanding indebtedness on our $200 million credit facility and to invest in new properties.

CREST NET. During the second quarter of 2002, Crest Net sold eight properties from its inventory for $9.0 million and we recorded a gain on the sales of $1.1 million. During the first six months of 2002, Crest Net sold 11 properties from its inventory for $11.7 million and we recorded a gain on the sales of $1.5 million. During the first six months of 2002, Crest Net invested $3.8 million in two new retail properties and properties under development. At the end of the second quarter, Crest Net carried an inventory of $15.9 million, which is included on our balance sheet in real estate held for sale, net.

The financial  statements  of Crest Net are  consolidated  into Realty  Income's
financial  statements.   All  material   intercompany   transactions  have  been
eliminated in consolidation.

INCREASE IN MONTHLY DISTRIBUTIONS TO COMMON STOCKHOLDERS. We continue our 33-year policy of paying distributions monthly. Monthly distributions per share were increased $0.00125 in January 2002 to $0.19, in April 2002 to $0.19125 and in July 2002 to $0.1925. The increase in July was our 19th consecutive quarterly increase and 21st increase since 1995. During the first six months of 2002, we paid three distributions of $0.19 per share and three distributions of $0.19125 per share, totaling $1.14375 per share. In June and July 2002, we declared distributions of $0.1925 per share, which were paid on July 15, 2002 and payable on August 15, 2002, respectively.

The monthly distribution of $0.1925 per share represents a current annualized distribution of $2.31 per share, and an annualized distribution yield of approximately 6.9% based on the last reported sale price of the Company's Common Stock on the NYSE of $33.30 on August 8, 2002. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be for any future period.

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

Realty Income and Crest Net together had 55 employees as of August 8, 2002.


                         LIQUIDITY AND CAPITAL RESOURCES

CASH RESERVES. Realty Income is organized for the purpose of operating as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At June 30, 2002, we had cash and cash equivalents totaling $21.2 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facilities.

CAPITAL FUNDING. We have a $200 million revolving, unsecured acquisition credit facility that expires in December 2003. We also have a $25 million revolving, unsecured credit facility that expires in February 2003. The credit facilities currently bear interest at 1.225% over the London Interbank Offered Rate, or LIBOR, and offer us other interest rate options. At August 8, 2002, we had borrowing capacity of $132.0 million available on our credit facilities and an outstanding balance of $92.3 million with an effective interest rate of 3.0%.

These credit facilities have been and are expected to be used to acquire additional retail properties leased to national and regional retail chains under long-term lease agreements. Any additional borrowings will increase our exposure to interest rate risk. We have no mortgage debt on any of our properties.

In May 1997, we issued $110 million of 7.75% senior notes due 2007. In October 1998, we issued $100 million of 8.25% Monthly Income Senior Notes due 2008. In January 1999, we issued $20 million of 8.0% senior notes due 2009.

In June 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $409.2 million in value of common stock, preferred stock and debt securities. Through August 8, 2002, we issued $261.0 million of common stock, preferred stock and debt securities under the universal shelf registration statement. At August 8, 2002, a balance of $148.2 million was available under our universal shelf registration statement.

In February 2002, we issued 273,150 shares of common stock to a unit investment trust at a net price to us of $30.26 per share, based on a 5% discount to the market price at the time of issuance of $31.85 per share. The net proceeds of $8.2 million were used to repay bank borrowings under our $200 million acquisition credit facility.

In July 2002, we issued 1,550,000 shares of common stock at a price of $33.40 per share. The net proceeds of $48.8 million were used to repay borrowings under our $200 million acquisition credit facility.

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At August 8, 2002, our total outstanding credit facility borrowings and outstanding notes were $323.0 million or approximately 20.3% of our total market capitalization of $1.59 billion. We define our total market capitalization as the sum of the:

o Shares of our common stock outstanding multiplied by the last reported sales price of the common stock on the NYSE on August 8, 2002 of $33.30 per share;
o    Liquidation value of the Class B Preferred Stock of $68.6 million;
o    Liquidation value of the Class C Preferred Stock of $34.5 million; and

o Outstanding borrowings on the credit facilities and outstanding notes at August 8, 2002.

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and long-term unsecured notes. Over the long term, we believe that the majority of our future issuances of securities should be in the form of common stock. However, we may issue additional preferred stock or debt securities from time to time. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be invested on an accretive basis into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facilities or debt securities. However, we cannot assure you that we will have access to the capital markets at terms that are acceptable to us.

We currently are assigned investment grade corporate credit ratings on our senior unsecured notes from Fitch Ratings, Moody's Investors Service and Standard & Poor's Ratings Group. Currently, Fitch has assigned a rating of BBB, Moody's has assigned a rating of Baa3 and Standard & Poor's has assigned a rating of BBB- to our senior notes. These ratings could change based upon, among other things, our results of operations and financial condition.

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

PROPERTY ACQUISITIONS. In the second quarter 2002, we acquired 88 properties located in 23 states and invested $79.0 million. In the first six months of 2002, we acquired 91 properties (the "New Properties") located in 24 states and invested $86.8 million in the New Properties and properties under development, which includes investments of $3.0 million for properties acquired before 2002 that were under development. We have committed to pay estimated unfunded development costs of $1.3 million on properties under construction at June 30, 2002. In the first six months of 2002, we capitalized $230,000 for re-leasing costs and $427,000 for building improvements on existing properties in our portfolio.

The initial weighted average annual unleveraged return on the $86.8 million invested in 2002 is estimated to be 10.4%, computed as estimated contractual net operating income (which in the case of a net-leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs. Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentage listed above.

The New Properties will contain approximately 430,700 leasable square feet and are 100% leased under net leases, with an average initial lease term of 19.9 years. At June 30, 2002, two of the New Properties were leased and under construction, pursuant to contracts under which the tenants agreed to develop the properties (with development costs funded by Realty Income) with rent scheduled to begin in the second half of 2002.

DISTRIBUTIONS. We pay monthly distributions to our common stockholders and Class C preferred stockholders and quarterly distributions to our Class B preferred stockholders if, as and when declared by our Board of Directors. The Class B Preferred stockholders receive cumulative distributions at a rate of 9.375% per annum on the $25 per share liquidation preference (equivalent to $2.34375 per annum per share). The Class C Preferred stockholders receive cumulative distributions at a rate of 9.5% per annum on the $25 per share liquidation preference (equivalent to $2.375 per annum per share).

The August 2002 distribution of $0.1925 per common share represents a current annualized distribution of $2.31 per share, and an annualized distribution yield of approximately 6.9% based on the last reported sale price of $33.30 of our common stock, on the NYSE on August 8, 2002.

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains) and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains). In 2001, our distributions totaled approximately 114.5% of our estimated REIT taxable income. Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization. We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Our 2001 distributions to common stockholders were 83.4% of our 2001 funds from operations.

Our future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, our funds from operations, cash flow from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, our debt service requirements and any other factors the Board of Directors may deem relevant. In addition, our credit facilities contain financial covenants which could limit the amount of distributions payable by us in the event of a deterioration in our results of operations or financial condition, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facilities.

                          FUNDS FROM OPERATIONS ("FFO")

FFO for the second quarter of 2002 increased by $4.8 million, or 26.4%, to $23.0 million versus $18.2 million in the second quarter of 2001. FFO for the first six months of 2002 increased by $9.6 million, or 26.8%, to $45.4 million versus $35.8 million in the first six months of 2001.

The following is a reconciliation of net income available to common stockholders to FFO, and information regarding distributions paid and diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2002 and 2001 (dollars in thousands):

                                                           THREE             THREE               SIX                SIX
                                                          MONTHS             MONTHS            MONTHS             MONTHS
                                                           ENDED             ENDED              ENDED              ENDED
                                                          6/30/02           6/30/01            6/30/02            6/30/01
-------------------------------------------------------------------------------------------------------------------------------
Net income available to
   common stockholders                                   $ 16,017          $ 11,048           $ 31,883           $ 27,093
Depreciation and amortization:
   Continuing operations                                    7,421             6,906             14,683             13,865
   Discontinued operations                                    218               252                460                503
Depreciation of furniture, fixtures
   and equipment                                              (34)              (28)               (67)               (56)
Provision for impairment losses:
   Continuing operations                                       --               200                 --                530
   Discontinued operations                                    670                --                830                 --
Gain on sales of investment properties:
   Continuing operations                                       --              (164)              (340)            (6,115)
   Discontinued operations                                 (1,305)               --             (2,079)                --
-------------------------------------------------------------------------------------------------------------------------------

Total funds from operations                              $ 22,987          $ 18,214           $ 45,370           $ 35,820
===============================================================================================================================

Distributions paid to common stockholders                $ 19,114          $ 15,419           $ 37,934           $ 30,189
FFO in excess of distributions paid
   to common stockholders                                 $ 3,873           $ 2,795            $ 7,436            $ 5,631
Diluted weighted average number of
   common shares outstanding                           33,368,359        28,468,992         33,230,817         27,565,500

We define FFO, consistent with the National Association of Real Estate Investment Trust's definition, as net income available to common stockholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of investment property and provisions for impairment and (ii) extraordinary items.

                         ADJUSTED FUNDS FROM OPERATIONS

Adjusted FFO for the second quarter of 2002 increased by $4.6 million, or 24.9%, to $23.1 million versus $18.5 million in the second quarter of 2001. Adjusted FFO for the first six months of 2002 increased by $9.2 million, or 25.4%, to $45.4 million versus $36.2 million in the first six months of 2001.

The following is a reconciliation of FFO to adjusted FFO for the three and six months ended June 30, 2002 and 2001. The adjustments are for non-cash items and capitalized expenditures on existing properties in our portfolio (dollars in thousands):

                                                           THREE             THREE               SIX                SIX
                                                          MONTHS             MONTHS            MONTHS             MONTHS
                                                           ENDED             ENDED              ENDED              ENDED
                                                          6/30/02           6/30/01            6/30/02            6/30/01
-------------------------------------------------------------------------------------------------------------------------------
Funds from operations                                    $ 22,987          $ 18,214           $ 45,370           $ 35,820
Amortization of settlements on
   treasury lock agreements                                   189               189                378                378
Amortization of deferred financing costs                      242               237                479                485
Amortization of stock compensation                            152                78                284                145
Capitalized leasing costs and commissions                     (76)              (65)              (230)              (226)
Capitalized building improvements                            (405)             (101)              (427)              (245)
Straight-line rent                                            (21)              (97)              (418)              (123)
-------------------------------------------------------------------------------------------------------------------------------

Total adjusted funds from operations                     $ 23,068          $ 18,455           $ 45,436           $ 36,234
===============================================================================================================================

Diluted weighted average number of
   common shares outstanding                           33,368,359        28,468,992         33,230,817         27,565,500

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

FFO and adjusted FFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of Realty Income's performance. In addition, FFO and adjusted FFO should not be considered as an alternative to reviewing our cash flows from operating, investing and financing activities as a measure of our liquidity, our ability to make cash distributions or our ability to pay interest payments.

                        FFO GENERATED BY CREST NET LEASE

Crest Net generated $901,000 in FFO for Realty Income during the second quarter of 2002 and $141,000 during the second quarter of 2001. Crest Net generated $1.3 million in FFO for Realty Income during the first six months of 2002 and 2001.

The following is a calculation of the FFO generated by Crest Net in the second quarter and first six month of 2002 and 2001 (dollars in thousands):

                                                           THREE             THREE               SIX                SIX
                                                          MONTHS             MONTHS            MONTHS             MONTHS
                                                           ENDED             ENDED              ENDED              ENDED
                                                          6/30/02           6/30/01            6/30/02            6/30/01
-------------------------------------------------------------------------------------------------------------------------------
Gains from the sales of real estate
   acquired for resale                                    $ 1,126             $ 161            $ 1,491            $ 2,089
Rent and other revenue                                        481               354                956                786
Interest expense                                             (144)             (171)              (219)              (454)
General and administrative expenses                           (88)              (73)              (284)              (278)
Property expenses                                               --                --               (42)                 --
Income taxes                                                 (474)             (127)              (638)              (784)
Minority interest                                               --               (3)                 --               (56)
-------------------------------------------------------------------------------------------------------------------------------

Total adjusted funds from operations                       $  901             $ 141            $ 1,264            $ 1,303
===============================================================================================================================

Diluted weighted average number of
   common shares outstanding                           33,368,359        28,468,992         33,230,817         27,565,500


                              RESULTS OF OPERATIONS

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001.

RENTAL REVENUE was $32.7 million for the second quarter of 2002 versus $28.6 million for the second quarter of 2001, an increase of $4.1 million, or 14.3%. The increase in rental revenue is attributable to:

o The properties acquired in the first six months of 2002, which generated revenue of $707,000 in the second quarter of 2002;
o The properties acquired in 2001, which generated revenue of $3.5 million in the second quarter of 2002 compared to $99,000 in the second quarter of 2001, an increase of $3.4 million;
o Same store rents generated on 951 leased properties owned in all of both the second quarters of 2002 and 2001 increased by $416,000, or 1.5%, to $27.32 million from $26.91 million;
o Properties owned by Crest Net, which generated revenue of $481,000 in the second quarter of 2002 compared to $354,000 in the second quarter of 2001, an increase of $127,000;
o Properties sold during 2001 and 2002, which generated revenue of $7,000 in the second quarter of 2002 as compared to $472,000 in the second quarter of 2001, a decrease of $465,000;
o Development properties acquired before 2001 that started paying rent in 2001, properties that were vacant during part of 2001 or 2002 and lease termination settlements, which generated revenue of $687,000 in the second quarter of 2002 compared to $622,000 in the same quarter of 2001, an increase of $65,000; and
o Straight-line rent of $21,000 in the second quarter of 2002 as compared to $97,000 in the second quarter of 2001, a decrease of $76,000.

RENTAL REVENUE was $65.2 million for the first six months of 2002 versus $57.0 million for the first six months of 2001, an increase of $8.2 million, or 14.4%. The increase in rental revenue is attributable to:

o The properties acquired in the first six months of 2002, which generated revenue of $765,000 in the first six months of 2002;
o The properties acquired in 2001, which generated revenue of $6.9 million in the first six months of 2002 compared to $140,000 in the first six months of 2001, an increase of $6.8 million;
o Same store rents generated on 951 leased properties owned in all of both 2002 and 2001 increased by $990,000, or 1.8%, to $54.75 million from $53.76 million;
o Properties owned by Crest Net, which generated revenue of $956,000 in the first six months of 2002 compared to $786,000 in the first six months of 2001, an increase of $170,000;
o Properties sold during 2001 and 2002, which generated revenue of $40,000 in the first six months of 2002 as compared to $1.3 million in the first six months of 2001, a decrease of $1.2 million;
o Development properties acquired before 2001 that started paying rent in 2001, properties that were vacant during part of 2001 or 2002 and lease termination settlements, which generated revenue of $1.3 million in the first six months of 2002 compared to $937,000 in the same period of 2001, an increase of $358,000; and
o Straight-line rent of $418,000 in the first six months of 2002 as compared to $123,000 in the first six months of 2001, an increase of $295,000.

Of the 1,199 properties in the portfolio as of June 30, 2002, 1,194 are single-tenant properties with the remaining properties being multi-tenant properties. Of the 1,194 single-tenant properties, 1,175, or 98.4%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 10.7 years at June 30, 2002. Of our 1,194 leased single-tenant properties, 1,179 or 98.7% were under leases that provide for increases in rents through:

o Base rent increases tied to a consumer price index with adjustment ceilings;
o    Overage rent based on a percentage of the tenants' gross sales;
o    Fixed increases; or
o    A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue during the second quarter of 2002 and 2001, was $66,000 and $87,000, respectively. Percentage rent, which is included in rental revenue during the first six months of 2002 and 2001, was $209,000 and $206,000, respectively.

Our portfolio of retail real estate owned under net leases continues to perform well and provides dependable lease revenue supporting the payment of our monthly dividends. As of June 30, 2002, our portfolio of 1,199 retail properties was 98.4% leased with 19 properties available for lease.

Transactions to lease or sell eight of the 19 properties not leased at June 30, 2002 were underway or completed as of August 2, 2002. We anticipate these transactions to be completed during the next six months; although we cannot guarantee that all of these properties can be sold or leased within this period.

GAIN ON SALES OF REAL ESTATE ACQUIRED FOR RESALE. During the second quarter of 2002, Crest Net sold eight properties for $9.0 million and we recognized a gain on the sales of $1.1 million, before income taxes. During the second quarter of 2001, Crest Net sold one property for $1.5 million and we recognized a gain on the sale of $161,000, before income taxes.

During the first six months of 2002, Crest Net sold 11 properties for $11.7 million and we recognized a gain on the sales of $1.5 million, before income taxes. During the first six months of 2001, Crest Net sold five properties for $15.5 million and we recognized a gain on the sales of $2.1 million, before income taxes.

At June 30, 2002, Crest Net had $15.9 million invested in 15 properties, which are held for sale. It is anticipated that Crest Net will carry an average inventory of $20 to $25 million in real estate. Crest Net generates an earnings spread on the differential between the lease payments it receives and the cost of capital used to acquire the properties. It is our belief, and it has been our experience to date, that at this level of inventory, these earnings will more than cover the ongoing operating expenses of Crest Net.

INTEREST EXPENSE. The following is a summary of the five components of interest expense for the three months ended June 30, 2002 and 2001 (dollars in thousands):

THREE MONTHS ENDED JUNE 30,                                             2002             2001           NET CHANGE
----------------------------------------------------------------------------------------------------------------------
Interest on outstanding loans and notes                             $     5,286     $     6,108         $     (822)
Amortization of settlements on treasury lock agreements                     189             189                 --
Credit facility commitment fees                                             128             128                 --
 Amortization of credit facility origination costs and deferred
   bond financing costs                                                     280             273                  7
Interest capitalized                                                        (80)           (111)                31
----------------------------------------------------------------------------------------------------------------------

Interest expense                                                    $     5,803     $     6,587         $     (784)
======================================================================================================================

Credit facility and notes outstanding
THREE MONTHS ENDED JUNE 30,                                             2002             2001           Net Change
----------------------------------------------------------------------------------------------------------------------
                                                                      $ 320,474         $ 326,148        $  (5,674)
Average outstanding balances (in thousands)
Average interest rates                                                      6.62%           7.51%              (0.89)%

Interest on outstanding loans and notes decreased by $822,000 in the second quarter of 2002 as compared to the second quarter of 2001 primarily due to a decrease of 89 basis points in our average interest rates. In 2001, the Federal Reserve decreased the federal funds rate 11 times by an aggregate total of 475 basis points. Correspondingly, the average borrowing rate on our credit facilities has declined during the same period. The average interest rate on our credit facilities decreased to 3.07% in the second quarter of 2002 from 6.31% in the second quarter of 2001. The majority of the interest rate reductions on our credit facilities in 2001 occurred during the second half of 2001.

The following is a summary of the five components of interest expense for the six months ended June 30, 2002 and 2001 (dollars in thousands):


SIX MONTHS ENDED JUNE 30,                                               2002              2001          NET CHANGE
----------------------------------------------------------------------------------------------------------------------
Interest on outstanding loans and notes                               $  10,474        $  13,641        $   (3,167)
Amortization of settlements on treasury lock agreements                     378              378                --
Credit facility commitment fees                                             256              257                (1)
 Amortization of credit facility origination costs and deferred
   bond financing costs                                                     556              557                (1)
Interest capitalized                                                       (256)              (187)            (69)
----------------------------------------------------------------------------------------------------------------------

Interest expense                                                     $   11,408        $  14,646        $   (3,238)
================================================================= ================== =============== =================

Credit facility and notes outstanding
SIX MONTHS ENDED JUNE 30,                                                2002             2001           NET CHANGE
----------------------------------------------------------------------------------------------------------------------
                                                                       $ 314,816       $ 357,023      $  (42,207)
Average outstanding balances (in thousands)
Average interest rates                                                      6.71%            7.71%            (1.00)%

Interest on outstanding loans and notes decreased by $3.2 million in the first six months of 2002 as compared to the first six months of 2001 due to a decrease of $42.2 million in the average outstanding balances and a decrease of 100 basis points in our average interest rates. The average interest rate on our credit facilities decreased to 3.06% in the first six months of 2002 from 7.07% in the first six months of 2001.

At August 8, 2002, the weighted average interest rate on our:
o    Credit facility borrowings of $93.0 million was 2.98%;
o    Notes payable of $230 million was 7.99%; and
o Combined outstanding credit facilities and notes of $323.0 million was 6.55%.

Our interest  coverage ratio for the six months ended June 30, 2002 and 2001 was
5.5 times and 3.9 times, respectively. Interest coverage ratio is calculated as follows: EBITDA divided by interest expense. EBITDA is calculated as follows: net income plus interest expense, income taxes, depreciation, amortization and impairment losses less gain on sales of investment properties. Our EBITDA for the six months ended June 30, 2002 and 2001 was $62.6 million and $56.4 million, respectively. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Our fixed coverage ratio for the six months ended June 30, 2002 and 2001 was 3.8 times and 2.9 times, respectively. Fixed coverage ratio is calculated as follows: EBITDA divided by the sum of interest expense and preferred stock dividends. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP.

DEPRECIATION AND AMORTIZATION was $7.4 million in the second quarter of 2002 versus $6.9 million in the second quarter of 2001. Depreciation and amortization was $14.7 million in the first six months of 2002 versus $13.9 million in the first six months of 2001. The increase in 2002 was primarily due to the acquisition of properties during 2001. Depreciation of buildings and improvements is computed using the straight-line method over an estimated useful life of 25 years. If we used a shorter or longer estimated useful life it could have a material impact on our results of operations and financial position. We believe that 25 years is an appropriate estimate of useful life. No depreciation has been recorded on Crest Net's properties because they are held for sale.

Amortization of goodwill for the second quarter and six months ended of 2001 was $231,000 and $462,000, respectively. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 2002, our goodwill is no longer amortized, but instead will be tested for impairment at least annually. If goodwill is determined to be impaired, a provision for impairment will be recorded to reduce the carrying value to its fair value. During the second quarter of 2002, we completed the transitional impairment testing of our goodwill and found that our goodwill was not impaired.

GENERAL AND ADMINISTRATIVE EXPENSES increased by $482,000 to $2.3 million in the second quarter of 2002 versus $1.9 million in the same quarter of 2001. General and administrative expenses as a percentage of revenue increased to 6.9% in the second quarter of 2002 as compared to 6.5% in the same quarter of 2001. General and administrative expenses increased primarily due to an increase in employees and employee related costs. Realty Income and Crest Net had 55 employees at August 8, 2002 as compared to 48 employees at the beginning of 2001. This increase in staffing was largely due to an increase in our legal and portfolio management departments due to the increase in the size and maturity of our portfolio. We feel our current staffing levels are sufficient to meet the needs of the company. We do not anticipate the number of employees to increase over the next several quarters. To a lesser extent, general and administrative expenses also increased due to increases in insurance costs and property acquisition costs.

General and administrative expenses increased by $831,000 to $4.7 million in the first six months of 2002 versus $3.9 million in the first six months of 2001. General and administrative expenses as a percentage of revenue increased to 7.1% in 2002 as compared to 6.6% in 2001. General and administrative expenses increased due to reasons stated above.

PROPERTY EXPENSES are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At June 30, 2002, 19 properties were available for lease, as compared to 20 at December 31, 2001 and 23 at June 30, 2001.

Property expenses were $622,000 in the second quarter of 2002 and $556,000 in the second quarter of 2001. The $66,000 increase in property expenses is primarily attributable to an increase in portfolio property insurance and costs associated with the properties available for lease. Property expenses were $1.2 million in both the first six months of 2002 and the first six months of 2001.

OTHER EXPENSES increased $358,000 to $598,000 in the second quarter of 2002 versus $240,000 in the second quarter of 2001. The increase in 2002 is primarily due to an increase in Crest Net income taxes of $347,000. Crest Net taxes were higher because its net income was higher.

The following is a summary of our other expenses for the three months ended June 30, 2002 and 2001 (dollars in thousands):

THREE MONTHS ENDED JUNE 30,                                            2002              2001           NET CHANGE
----------------------------------------------------------------------------------------------------------------------

Realty Income's state and local income taxes                             $ 124            $ 113             $   11
Crest Net's income taxes                                                   474              127                347
----------------------------------------------------------------------------------------------------------------------

Other expenses                                                           $ 598            $ 240              $ 358
======================================================================================================================

Other expenses decreased $134,000 to $886,000 in the first six months of 2002 versus $1.0 million in the first six months of 2001. The decrease in 2002 is primarily due to a decrease in Crest Net income taxes of $144,000. Crest Net taxes were lower because its net income was lower.

The following is a summary of our other expenses for the six months ended June 30, 2002 and 2001 (dollars in thousands):


SIX MONTHS ENDED JUNE 30,                                              2002              2001           NET CHANGE
----------------------------------------------------------------------------------------------------------------------

Realty Income's state and local income taxes                             $ 248            $ 236          $      12
Crest Net's income taxes                                                   638              784               (146)
----------------------------------------------------------------------------------------------------------------------

Other expenses                                                           $ 886           $1,020             $ (134)
======================================================================================================================

A PROVISION FOR IMPAIRMENT LOSS of $200,000 and $530,000 was recorded in the second quarter and first six months of 2001, respectively. A provision for impairment loss of $670,000 and $830,000 was recorded in the second quarter and first six months of 2002, respectively, and is included in discontinued operations. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. The carrying value of our real estate is the largest component of our consolidated balance sheet. If events should occur that required us to reduce the carrying value of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations or financial position.

INCOME FROM DISCONTINUED OPERATIONS. In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Effective January 1, 2002, Statement No. 144 superseded Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement No. 144 requires long-lived assets to be disposed of to be measured at the lower of carrying amount or fair value less cost to sell on our balance sheet. It also broadened the reporting requirements of discontinued operations to include a component of an entity rather than a segment of a business. Statement No. 144 states that a component of an entity comprises operations and cash flows that clearly can be distinguished, operationally and for financial reporting purposes, from the rest of the entity. In accordance with Statement No. 144, we report each individual property as a reporting component for determining discontinued operations. Thirty four properties listed as held for sale at June 30, 2002, plus three properties sold during the first quarter of 2002 and 10 properties sold during the second quarter 2002 were reported as discontinued operations. As required by Statement No. 144, three other properties reported as held for sale at December 31, 2001, that were sold during 2002, were not reported as discontinued operations. The following is a summary of our income from discontinued operations for the three and six months ended June 30, 2002 and 2001 (dollars in thousands):

                                                                    THREE         THREE          SIX           SIX
                                                                    MONTHS        MONTHS        MONTHS        MONTHS
                                                                    ENDED         ENDED         ENDED         ENDED
                                                                   6/30/02       6/30/01       6/30/02       6/30/01
     ------------------------------------------------------------------------------------------------------------------
     Rental revenue                                                 $   963       $ 1,035       $ 1,923       $ 2,058
     Interest and other revenue                                          --            --            --            14
     Gain on sales of investment properties                           1,305            --         2,079            --
     Depreciation and amortization                                     (218)         (252)         (460)         (503)
     Property expenses                                                  (44)           (8)          (90)          (24)
     Provision for impairment loss                                     (670)           --          (830)           --
     ------------------------------------------------------------------------------------------------------------------

     Income from discontinued operations                            $ 1,336       $   775       $ 2,622       $ 1,545
     ==================================================================================================================

GAIN ON SALES OF INVESTMENT PROPERTIES. During the second quarter of 2002, we sold 10 investment properties for $3.8 million and recognized a gain of $1.3 million which is included in income from discontinued operations. During the second quarter of 2001, we sold three investment properties for $2.6 million and recognized a gain of $164,000.

During the first six months of 2002, we sold 16 investment properties for $7.2 million and recognized a gain of $2.4 million. Of this gain, $2.1 million is included in income from discontinued operations. During the first six months of 2001, we sold 13 investment properties for $19.7 million and recognized a gain of $6.1 million.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At June 30, 2002, we classified real estate with a carrying amount of $32.7 million as held for sale, which includes $15.9 million in properties owned by Crest Net. Additionally, we anticipate selling properties from our portfolio that have not yet been specifically identified. We anticipate we will receive up to $50 million in proceeds from the sale of properties during the next 12 months. We intend to invest these proceeds into new property acquisitions.

PREFERRED STOCK DIVIDENDS. We declared preferred stock dividends of $2.4 million in both the second quarters of 2002 and 2001 and $4.9 million in both the first six months of 2002 and 2001.

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS was $16.0 million in the second quarter of 2002 and $11.0 million in the second quarter of 2001, an increase of $5.0 million. Net income available to common stockholders was $31.9 million in the first six months of 2002 and $27.1 million in the first six months of 2001, an increase of $4.8 million.

The calculation to determine net income available to common stockholders includes gains and losses from the sale of investment properties some of which is included in income from discontinued operations. The amount of gains and losses vary from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from property sales during the second quarter of 2002 was $1.3 million. This was $1.1 million more than the gain recognized from property sales during the second quarter of 2001. Excluding the gain on sales of properties, net income available to common stockholders increased by $3.8 million, or 35.2%.

The gain recognized from property sales during the first six months of 2002 was $2.4 million. This was $3.7 million less than the gain recognized from property sales during the first six months of 2001. Excluding the gain on sales of properties, net income available to common stockholders increased by $8.5 million, or 40.5%.


                                   PROPERTIES

As of June 30, 2002, we owned a diversified portfolio:

o    Of 1,199 properties;
o    With an occupancy rate of 98.4%, or 1,180 of the 1,199 properties;
o    Leased to 81 different retail chains;
o    Doing business in 24 separate retail industries;
o    Located in 48 states;
o    With over 9.8 million square feet of leasable space; and
o With an average leasable retail space of 8,200 square feet on approximately 62,000 square feet of land.

In addition to our real estate portfolio, at June 30, 2002 our subsidiary, Crest Net, owned a portfolio of 15 properties and had invested $15.9 million.

At June 30, 2002, 1,175 or 98.0% of the 1,199 properties were leased under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenants' gross sales above a specified level.

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


                                                             PERCENTAGE OF RENTAL REVENUE (1)
                                 ----------------------------------------------------------------------------------------
                                    ANNUALIZED                            FOR THE YEARS ENDED DECEMBER 31,
                                    RENT AS OF      ---------------------------------------------------------------------
                                     JUNE 30,
INDUSTRY                              2002(2)         2001        2000        1999        1998        1997        1996
-------------------------------------------------------------------------------------------------------------------------
Apparel stores                          2.2%             2.4%       2.4%        3.8%        4.1%         0.7%        --%
Automotive parts                        7.5              8.3        8.3         8.6         7.8          9.1       10.5
Automotive service                      8.1              5.7        5.8         6.6         7.5          6.4        4.8
Book stores                             0.4              0.4        0.5         0.5         0.6          0.5       --
Business services                       0.1              0.1        0.1        0.1           *          --         --
Child care                             20.4             23.9       24.7        25.3        29.2         35.9       42.0
Consumer electronics                    3.3              4.0        4.9         4.4         5.4          6.5        0.9
Convenience stores                      9.6              8.4        8.4         7.2         6.1          5.5        4.6
Crafts and novelties                    0.4              0.4        0.4        0.4           *          --         --
Drug stores                             0.2              0.2        0.2         0.2        0.1          --         --
Entertainment                           1.8              1.8        2.0        1.2          --          --         --
General merchandise                     0.5              0.6        0.6        0.6           *          --         --
Grocery stores                          0.5              0.6        0.6        0.5           *          --         --
Health and fitness                      3.9              3.6        2.4         0.6        0.1          --         --
Home furnishings                        5.5              6.0        5.8         6.5         7.8          5.6        4.4
Home improvement                        1.1              1.3        2.0        3.6           *          --         --
Office supplies                         2.0              2.2        2.3         2.6         3.0          1.7       --
Pet supplies and services               1.7              1.6        1.5         1.1         0.6          0.2       --
Private education                       1.2              1.5        1.4         1.2        0.9          --         --
Restaurants                            13.4             12.2       12.3        13.3        16.2         19.8       24.4
Shoe stores                             0.9              0.7        0.8         1.1         0.8          0.2       --
Sporting goods                          4.0              0.9        --          --          --          --         --
Theaters                                3.7              4.3        2.7        0.6          --          --         --
Video rental                            3.3              3.7        3.9         4.3         3.8          0.6       --
Other                                   4.3              5.2        6.0         5.7         6.0          7.3        8.4
-------------------------------------------------------------------------------------------------------------------------

Totals                                100.0%           100.0%     100.0%      100.0%      100.0%       100.0%     100.0%
=========================================================================================================================

* Less than 0.1%

(1) Does not include properties owned by our subsidiary, Crest Net Lease.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of June 30, 2002 for each of the properties by 12 and adding the previous 12 month's historic percentage rent on properties owned at June 30, 2002, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenants' gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table sets forth certain information regarding the properties owned by Realty Income at June 30, 2002, classified according to the retail business types and the level of services they provide (dollars in thousands):

                                                NUMBER OF                  ANNUALIZED             PERCENTAGE OF
INDUSTRY                                      PROPERTIES(1)                RENT(1)(2)            ANNUALIZED RENT
-----------------------------------------------------------------------------------------------------------------------

Tenants Providing Services
Automotive service                                   176                $      11,533                   8.2%
Child care                                           320                       28,618                 20.4
Entertainment                                          8                        2,564                  1.8
Health and fitness                                     8                        5,455                  3.9
Private education                                      5                        1,738                  1.3
Theaters                                              10                        5,209                  3.7
Other                                                  8                        6,021                  4.3
                                      ---------------------------------------------------------------------------------
                                                     535                       61,138                 43.6
                                      ---------------------------------------------------------------------------------

Tenants Selling Goods and Services
Automotive parts (with installation)                  65                        6,066                  4.3
Business services                                      1                          124                  0.1
Convenience stores                                   114                       13,545                  9.6
Home improvement                                       2                          187                  0.1
Pet supplies and services                              6                        1,561                  1.1
Restaurants                                          223                       18,752                 13.4
Video rental                                          34                        4,577                  3.3
                                      ---------------------------------------------------------------------------------
                                                     445                       44,812                 31.9
                                      ---------------------------------------------------------------------------------

Tenants Selling Goods
Apparel stores                                         5                        3,103                  2.2
Automotive parts                                      75                        4,347                  3.1
Book stores                                            2                          606                  0.4
Consumer electronics                                  36                        4,660                  3.3
Crafts and novelties                                   2                          517                  0.4
Drug stores                                            1                          235                  0.2
General merchandise                                   11                          687                  0.5
Grocery stores                                         2                          726                  0.5
Home furnishings                                      43                        7,737                  5.5
Home improvement                                      13                        1,377                  1.0
Office supplies                                        9                        2,846                  2.0
Pet supplies                                           4                          761                  0.5
Shoe stores                                            5                        1,221                  0.9
Sporting goods                                        11                        5,584                  4.0
-----------------------------------------------------------------------------------------------------------------------
                                                     219                       34,407                 24.5
-----------------------------------------------------------------------------------------------------------------------
TOTALS                                             1,199                    $ 140,357                 100.0%
=======================================================================================================================

(1) This table does not include properties owned by our subsidiary, Crest Net Lease.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of June 30, 2002 for each of the properties by 12 and adding the previous 12 month's historic percentage rent on properties owned at June 30, 2002, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenants' gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

Of the 1,199 properties in the portfolio at June 30, 2002, 1,194 were single-tenant properties with the remaining properties being multi-tenant properties. At June 30, 2002, 1,175 of the 1,194 single-tenant properties, or 98.4%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 10.7 years.

The following table sets forth certain information regarding the timing of the initial lease term expirations (excluding extension options) on our 1,175 net-leased, single-tenant retail properties at June 30, 2002 (dollars in thousands):

                                     NUMBER OF                   ANNUALIZED                PERCENTAGE OF
           YEAR                  LEASES EXPIRING(1)              RENT(1)(2)               ANNUALIZED RENT
----------------------------------------------------------------------------------------------------------------
           2002                            71                 $      6,231                       4.6%
           2003                            79                        6,797                       5.0
           2004                           116                       10,013                       7.4
           2005                            84                        6,619                       4.9
           2006                            75                        6,740                       5.0
           2007                            94                        6,541                       4.9
           2008                            63                        5,673                       4.2
           2009                            28                        2,526                       1.9
           2010                            43                        3,812                       2.8
           2011                            35                        5,312                       3.9
           2012                            50                        5,995                       4.4
           2013                            70                       12,348                       9.2
           2014                            35                        6,287                       4.7
           2015                            35                        4,186                       3.1
           2016                            14                        1,497                       1.1
           2017                            14                        4,691                       3.5
           2018                            16                        1,988                       1.5
           2019                            49                        8,246                       6.1
           2020                            10                        3,664                       2.7
           2021                            96                       14,746                      10.9
           2022                            89                        8,244                       6.1
           2023                             2                          341                       0.3
           2026                             2                          372                       0.3
           2033                             2                        1,118                       0.8
           2034                             3                          879                       0.7
----------------------------------------------------------------------------------------------------------------

          Totals                        1,175                    $ 134,866                     100.0%
================================================================================================================

(1) This table does not include five multi-tenant properties and 19 vacant, unleased single-tenant properties owned by the Company and properties owned by our subsidiary, Crest Net Lease. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of June 30, 2002 for each of the properties by 12 and adding the previous 12 month's historic percentage rent on properties owned at June 30, 2002, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenants' gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property. The following table sets forth certain state-by-state information regarding Realty Income's property portfolio as of June 30, 2002 (dollars in thousands):


                                                         Approximate                             Percentage of
                          Number of      Percent          Leasable             Annualized       Annualized Rent
State                   Properties(1)    Leased          Square Feet           Rent(1)(2)
------------------------------------------------------------------------------------------------------------------
Alabama                       15            93%             142,600           $        1,391           1.0%
Alaska                         2          100               128,500                    1,003            0.7
Arizona                       35           97               248,800                    3,947            2.8
Arkansas                       8          100                48,800                      916            0.7
California                    61           98             1,024,200                   14,496           10.3
Colorado                      44          100               272,400                    4,235            3.0
Connecticut                   16          100               245,600                    3,705            2.6
Delaware                       1          100                 5,400                       72            0.1
Florida                       92           95             1,163,500                   15,223           10.8
Georgia                       67           99               466,800                    6,611            4.7
Idaho                         11          100                52,000                      770            0.5
Illinois                      41          100               322,200                    4,547            3.2
Indiana                       30           97               169,500                    2,172            1.5
Iowa                          10          100                67,600                      702            0.5
Kansas                        21          100               190,000                    2,209            1.6
Kentucky                      13          100                43,600                    1,157            0.8
Louisiana                      7          100                47,100                      723            0.5
Maryland                      14          100               113,700                    2,369            1.7
Massachusetts                 30          100               138,300                    2,897            2.1
Michigan                      14          100                87,300                    1,245            0.9
Minnesota                     22           95               237,300                    2,239            1.6
Mississippi                   22           95               181,000                    1,708            1.2
Missouri                      35          100               230,400                    3,001            2.1
Montana                        2          100                30,000                      305            0.2
Nebraska                      10          100                91,200                    1,211            0.9
Nevada                        10          100               100,700                    1,593            1.1
New Hampshire                  6          100                23,900                      593            0.4
New Jersey                    22          100               106,100                    3,470            2.5
New Mexico                     5          100                46,000                      361            0.3
New York                      24          100               265,600                    5,648            4.0
North Carolina                36          100               181,400                    3,454            2.5
North Dakota                   1          100                22,000                       65              *
Ohio                          65           95               365,800                    5,418            3.9
Oklahoma                      19          100               107,600                    1,537            1.1
Oregon                        17          100               202,100                    1,887            1.3
Pennsylvania                  32          100               251,200                    3,597            2.6
Rhode Island                   1          100                 3,500                      116            0.1
South Carolina                47          100               142,000                    4,035            2.9
South Dakota                   2          100                12,600                      176            0.1
Tennessee                     33          100               248,800                    3,342            2.4
Texas                        153           97             1,208,600                   14,158           10.1
Utah                           7          100                43,300                      645            0.5
Vermont                        1          100                 2,500                       87            0.1
Virginia                      32          100               314,400                    5,697            4.1
Washington                    40          100               261,800                    3,216            2.3
West Virginia                  2          100                16,800                      161            0.1
Wisconsin                     17          100               168,400                    1,976            1.4
Wyoming                        4          100                20,100                      271            0.2
------------------------------------------------------------------------------------------------------------------
Totals/Average             1,199            98%           9,863,000           $      140,357           100.0%
==================================================================================================================

* Less than 0.1%

(1) Does not include properties owned by our subsidiary, Crest Net Lease.
(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of June 30, 2002 for each of the properties by 12 and adding the previous 12 month's historic percentage rent on properties owned at June 30, 2002, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenants' gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.


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

Approximately 98.0% or 1,175 of the 1,199 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property costs and expenses. These lease features reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.


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

The Company adopted Statement No. 142 effective January 1, 2002. At the date of adoption, the Company had unamortized goodwill in the amount of $17.2 million. Amortization expense related to goodwill was $231,000 and $462,000 during second quarter and first six months of 2001, respectively. The Company does not have any intangible assets or unamortized negative goodwill. As required by Statement No. 142, we applied our goodwill to the relevant "reporting units" which were determined to be the seven industry segments we had investments in at the time the goodwill originated. During the second quarter of 2002, we completed the transitional impairment testing of our goodwill and found that our goodwill was not impaired.

B. In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 will supersede Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement No. 144 requires long-lived assets to be disposed of to be measured at the lower of carrying amount or fair value less cost to sell on our balance sheet. The Company adopted the provisions of Statement No. 144 on January 1, 2002. The adoption of Statement No. 144 has not had a material effect on our financial position, results of operations or liquidity.

C.  In  July  2002,  we  changed  our  method  of  accounting  for   stock-based
compensation to the fair value based method which is the preferred method of accounting as provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation. The effect of the change in accounting for stock-based compensation will be to recognize stock compensation expense over the vesting period for those stock options granted on or after January 1, 2002. For stock options granted prior to January 1, 2002, we will continue to apply the provisions under Accounting Principles Board Opinion No. 25 unless the stock options are modified or settled for cash. The impact of adopting Statement No. 123 is not expected to have a material effect on our financial position and results of operations.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
               ----------------------------------------------------------

We are exposed to interest rate changes primarily as a result of our credit facilities and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates and may selectively enter into derivative financial instruments such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments at June 30, 2002. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in table in millions).

                                       EXPECTED MATURITY DATA
                               ---------------------------------------
                                    2003             THEREAFTER           TOTAL            FAIR VALUE(2)
                                    ----             ----------           -----            -------------

Fixed rate debt                      --              $ 230.0(1)         $ 230.0              $ 233.2
Average interest rate                --                   7.99%             7.99%
Variable rate debt                 $155.8                    --         $ 155.8              $ 155.8
Average interest rate                  3.04%                 --             3.04%

(1) $110 million matures in 2007, $100 million matures in 2008 and $20 million matures in 2009.

(2) We base the fair value of the fixed rate debt at June 30, 2002 on the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

The table incorporates only those exposures that exist as of June 30, 2002, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

PART II. OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

The annual meeting of stockholders of Realty Income Corporation was held on May 7, 2002. Two incumbent directors were re-elected to the board of directors for three year terms. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                       YEAR
                                       TERM                  SHARES             AUTHORITY TO
                                      EXPIRES                 VOTED FOR         VOTE WITHHELD
                                  ---------------- ---------------------- -----------------------

     Donald R. Cameron                 2005                27,539,425             229,004
     Willard H. Smith Jr.              2005                27,528,251             240,178


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

EXHIBIT NO.    DESCRIPTION
-----------    -----------

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

     On July 24, 2002, we filed a Form 8-K in connection with the issuance of 1,550,000 shares of the Company's common stock pursuant to the Company's shelf registration statement on Form S-3 filed on June 16, 1999, as amended on July 13, 1999.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            REALTY INCOME CORPORATION



(Signature and Title)                       /s/ GREGORY J. FAHEY
                                            ------------------------------------
Date: August 9, 2002                        Gregory J. Fahey
                                            Vice President, Controller
                                            (Principal Accounting Officer)





                                  EXHIBIT INDEX
Exhibit
   No.                     Description
---------                  -----------
   --             None