Form 10-Q
period 2002-09-30
REALTY INCOME CORP
filed 2002-11-08
CIK 726728

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2002, or

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


                                 YES [X] NO [ ]

There were 34,871,217 shares of common stock outstanding as of November 7, 2002.

                            REALTY INCOME CORPORATION

                                    Form 10-Q
                               September 30, 2002


                                TABLE OF CONTENTS
                            -------------------------



PART I.           FINANCIAL INFORMATION                                                                        Page
                                                                                                               ----

         Item 1:      Financial Statements

                           Consolidated Balance Sheets....................................................        3
                           Consolidated Statements of Income..............................................        4
                           Consolidated Statements of Cash Flows..........................................        5
                           Notes to Consolidated Financial Statements.....................................        6

         Item 2:      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations
                           Forward-looking statements.....................................................       13
                           The company....................................................................       14
                           Recent developments............................................................       15
                           Liquidity and capital resources ...............................................       17
                           Funds from operations .........................................................       20
                           Adjusted funds from operations.................................................       21
                           Results of operations .........................................................       22
                           Properties ....................................................................       29
                           Impact of inflation and accounting pronouncements..............................       34

         Item 3:      Quantitative and Qualitative Disclosures about Market Risk..........................       35

         Item 4:      Controls and Procedures.............................................................       35

PART II. OTHER INFORMATION

         Item 6:      Exhibits and Reports on Form 8-K....................................................       36

SIGNATURE             ....................................................................................       37

OFFICER CERTIFICATIONS....................................................................................       38

EXHIBIT INDEX         ....................................................................................       39



PART I.  FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS
           --------------------


                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    ----------------------------------------

                    September 30, 2002 and December 31, 2001
                  (dollars in thousands, except per share data)

                                                                                    2002               2001
                                                                                 (Unaudited)
-------------------------------------------------------------------------------------------------------------------
ASSETS Real estate, at cost:
     Land                                                                      $     460,050     $    412,455
     Buildings and improvements                                                      811,235          765,707
-------------------------------------------------------------------------------------------------------------------
                                                                                   1,271,285        1,178,162
     Less accumulated depreciation and amortization                                 (247,234)        (233,848)
-------------------------------------------------------------------------------------------------------------------
         Net real estate held for investment                                       1,024,051          944,314
     Real estate held for sale, net                                                   13,156           23,356
-------------------------------------------------------------------------------------------------------------------
         Net real estate
                                                                                   1,037,207          967,670
Cash and cash equivalents                                                              8,391            2,467
Accounts receivable                                                                    3,116            4,857
Goodwill, net                                                                         17,206           17,206
Other assets                                                                           9,734           11,508
-------------------------------------------------------------------------------------------------------------------

     Total assets                                                              $  1,075,654      $ 1,003,708
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                                                          $                 $
                                                                                       6,756            6,238
Accounts payable and accrued expenses                                                  6,903            5,834
Other liabilities                                                                      4,888            4,543
Lines of credit payable                                                              102,200           85,300
Notes payable                                                                        230,000          230,000
-------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                               350,747          331,915
-------------------------------------------------------------------------------------------------------------------


Commitments and contingencies

Stockholders' equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000
    shares authorized, 4,125,700 shares issued and outstanding                        99,368           99,368
Common stock and paid in capital, par value $1.00 per share, 100,000,000 shares authorized, 34,871,217 and 32,829,111 shares issued and
    outstanding in 2002 and 2001, respectively                                       855,635          795,505
Distributions in excess of net income                                               (230,096)        (223,080)
-------------------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                                      724,907          671,793
-------------------------------------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity                                  $ 1,075,654      $ 1,003,708
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


                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               --------------------------------------------------

                For the three and nine months ended September 30,
                   2002 and 2001 (dollars in thousands, except
                                 per share data)
                                   (unaudited)

                                                        Three             Three             Nine             Nine
                                                        months           months            months           months
                                                        ended             ended             ended            ended
                                                       9/30/02           9/30/01           9/30/02          9/30/01
-----------------------------------------------------------------------------------------------------------------------
REVENUE
     Rental                                        $     34,863       $   29,747         $  101,062         $   87,734
     Gain on sales of real estate acquired for
         resale                                             969              284              2,460              2,373
     Interest and other                                     223              409                306                715
-----------------------------------------------------------------------------------------------------------------------

                                                         36,055           30,440            103,828             90,822
-----------------------------------------------------------------------------------------------------------------------

EXPENSES
     Interest                                             5,919            6,080             17,327             20,726
     Depreciation and amortization                        7,920            7,087             22,808             21,159
     General and administrative                           2,313            1,913              7,050              5,820
     Property                                               754              559              1,991              1,722
     Other                                                  503              294              1,389              1,313
     Provision for impairment loss                           --              520                 --              1,050
-----------------------------------------------------------------------------------------------------------------------

                                                         17,409           16,453             50,565             51,790
-----------------------------------------------------------------------------------------------------------------------

Income from operations                                   18,646           13,987             53,263             39,032
Gain on sales of investment properties                       --            2,806                340              8,921
-----------------------------------------------------------------------------------------------------------------------

Income from continuing operations                        18,646           16,793             53,603             47,953
Income from discontinued operations                       3,174              393              4,956              1,182
-----------------------------------------------------------------------------------------------------------------------

Net income                                               21,820           17,186             58,559             49,135
Preferred stock dividends                                (2,428)          (2,428)            (7,284)            (7,284)
-----------------------------------------------------------------------------------------------------------------------

Net income available to
     common stockholders                           $     19,392      $    14,758      $      51,275      $      41,851
=======================================================================================================================

Income from continuing operations per common share:
    Basic and diluted                              $       0.47      $      0.48      $        1.38      $        1.44

Net income available to common stockholders per common share:
    Basic                                          $       0.56      $      0.50      $        1.53      $        1.48
    Diluted                                        $       0.56      $      0.50      $        1.52      $        1.48

       The accompanying notes to consolidated financial statements are an integral part of these statements.


                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            --------------------------------------------------------

              For the nine months ended September 30, 2002 and 2001
                             (dollars in thousands)
                                   (unaudited)

                                                                                    2002                 2001
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $  58,559           $  49,135
Adjustments to net income:
     Depreciation and amortization                                                    22,808              21,159
     Provision for impairment losses                                                      --               1,050
     Income from discontinued operations                                              (4,956)             (1,182)
     Cash from discontinued operations                                                 1,090               1,625
     Investment in real estate acquired for resale                                    (5,829)            (19,113)
     Proceeds from sales of real estate acquired for resale                           20,161              18,792
     Gain on sales of real estate acquired for resale                                 (2,460)             (2,373)
     Gain on sales of investment properties                                             (340)             (8,921)
     Amortization of deferred stock compensation                                         439                 228
     Change in assets and liabilities:
       Accounts receivable and other assets                                            3,332               2,403
       Accounts payable, accrued expenses and other liabilities                        2,477                 823
--------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                                        95,281              63,626
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES Proceeds from sales of investment properties:
     From continuing operations                                                        1,198              29,650
     From discontinued operations                                                     14,294                  --
Acquisition of and additions to investment properties                               (116,369)            (41,681)
--------------------------------------------------------------------------------------------------------------------

     Net cash used in investing activities                                          (100,877)            (12,031)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit                                                      196,800              98,900
Payments under lines of credit                                                      (179,900)           (175,400)
Distributions to common stockholders                                                 (57,773)            (46,905)
Distributions to preferred stockholders                                               (7,284)             (5,402)
Proceeds from stock offerings, net of offering costs of
     $2,914 in 2002 and $4,526 in 2001                                                57,122              77,485
Proceeds from other common stock issuances                                             2,555               7,705
Repurchase of stock                                                                       --                (169)
--------------------------------------------------------------------------------------------------------------------

     Net cash provided by (used in) financing activities                              11,520             (43,786)
--------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                              5,924               7,809
Cash and cash equivalents,  beginning of period                                        2,467               3,815
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                           $   8,391           $  11,624
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

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        -----------------------------------------------------------------
                               September 30, 2002
                                   (Unaudited)

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

We adopted the provisions of Statement No. 142 on January 1, 2002 and ceased amortizing our goodwill, which totaled $17.2 million. During the second quarter of 2002, we completed the transitional impairment testing of our goodwill and found that our goodwill was not impaired. We did not have any new goodwill or record an impairment loss on our existing goodwill during 2002.

Amortization expense related to goodwill was $231,000 and $693,000 for the three and nine months ended September 30, 2001, respectively. We do not have any intangible assets as contemplated under Statement No. 142 or unamortized negative goodwill.

The following table reconciles reported net income available to common stockholders to adjusted net income available to common stockholders. It excludes the effect of goodwill amortization expense that is no longer amortized under Statement No. 142 (in thousands, except per share data):


                                                                       Three          Three          Nine          Nine
                                                                       Months         Months        Months        Months
                                                                       Ended          Ended         Ended         Ended
                                                                      9/30/02        9/30/01       9/30/02       9/30/01
---------------------------------------------------------------------------------------------------------------------------
Reported net income available to common stockholders                   $19,392       $14,758       $51,275         $41,851
Goodwill amortization                                                       --           231            --             693
---------------------------------------------------------------------------------------------------------------------------
Adjusted net income available to common stockholders                   $19,392       $14,989       $51,275         $42,544
===========================================================================================================================

Basic earnings per common share
-------------------------------
Reported net income available to common stockholders                    $ 0.56        $ 0.50        $ 1.53          $ 1.48
Goodwill amortization                                                       --            --            --            0.03
---------------------------------------------------------------------------------------------------------------------------
Adjusted net income available to common stockholders                    $ 0.56        $ 0.50        $ 1.53          $ 1.51
===========================================================================================================================




                                                                       Three          Three          Nine          Nine
                                                                       Months         Months        Months        Months
                                                                       Ended          Ended         Ended         Ended
                                                                      9/30/02        9/30/01       9/30/02       9/30/01
---------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share
Reported net income available to common stockholders                    $ 0.56        $ 0.50        $ 1.52          $ 1.48
Goodwill amortization                                                       --            --            --            0.02
---------------------------------------------------------------------------------------------------------------------------
Adjusted net income available to common stockholders                    $ 0.56        $ 0.50        $ 1.52          $ 1.50
===========================================================================================================================

B. In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Effective January 1, 2002, Statement No. 144 superseded Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement No. 144 requires long-lived assets to be disposed of to be measured at the lower of carrying amount or fair value less costs to sell on our balance sheet. It also broadened the reporting requirements of discontinued operations to include a component of an entity rather than a segment of a business. Statement No. 144 states that a component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. In accordance with Statement No. 144, we report each individual property as a reporting component for determining discontinued operations. The operations of nine properties listed as held for sale at September 30, 2002, plus 13 properties sold during the first six months of 2002 and nine properties sold during the third quarter of 2002 were reported as income from discontinued operations in 2002, and their respective 2001 results of operations were reclassified to income from discontinued operations. As required by Statement No. 144, three other properties reported as held for sale at December 31, 2001 that were sold during 2002 were not reported as discontinued operations. The following is a summary of our income from discontinued operations for the three and nine months ended September 30, 2002 and 2001 (dollars in thousands):

                                                                    Three         Three          Nine          Nine
                                                                    Months        Months        Months        Months
                                                                    Ended         Ended         Ended         Ended
                                                                   9/30/02       9/30/01       9/30/02       9/30/01
     ------------------------------------------------------------------------------------------------------------------
     Rental revenue                                                 $   316       $   566       $ 1,200       $ 1,662
     Interest and other revenue                                           2            --             2            14
     Gain on sales of investment properties                           3,066            --         5,144            --
     Depreciation and amortization                                      (44)         (147)         (299)         (443)
     Property expenses                                                  (16)          (26)         (111)          (51)
     Provision for impairment loss                                     (150)           --          (980)           --
     ------------------------------------------------------------------------------------------------------------------
     ------------------------------------------------------------------------------------------------------------------

     Income from discontinued operations                            $ 3,174       $   393       $ 4,956       $ 1,182
     ==================================================================================================================

     Basic and diluted income from discontinued
          operations per common share                                 $   0.09       $  0.01      $   0.15      $   0.04

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

3.   RETAIL PROPERTIES ACQUIRED BY REALTY INCOme

During the first nine months of 2002, we invested $115.5 million in 100 new retail properties and properties under development with an initial weighted average contractual lease rate of 10.4%. These 100 properties are located in 24 states, will contain approximately 553,300 leasable square feet and are 100% leased, with an average initial lease term of 20.1 years.

During the first nine months of 2001, we invested $41.1 million in 37 new retail properties and properties under development with an initial weighted average contractual lease rate of 11.1%. These 37 properties are located in 13 states, contain approximately 227,800 leasable square feet and are 100% leased, with an average initial lease term of 20.3 years.

4.   GAIN ON SALES OF INVESTMENT PROPERTIES

During the third quarter of 2002, we sold nine investment properties for $8.7 million and recognized a gain of $3.1 million. This gain is included in income from discontinued operations. Included in the nine properties was one property leased by one of our tenants that we exchanged for another property owned by that same tenant. The exchange value assigned to the property we exchanged was $431,000. During the third quarter of 2001, we sold ten investment properties for $10.0 million and recognized a gain of $2.8 million.

During the first nine months of 2002, we sold 25 investment properties for $15.9 million and recognized a gain of $5.5 million. Of this gain, $5.1 million is included in income from discontinued operations. During the first nine months of 2001, we sold 23 investment properties for $29.7 million and recognized a gain of $8.9 million.

5.   RETAIL PROPERTIES ACQUIRED BY CREST NET LEASE, INC. ("CREST NET")

A. During the first nine months of 2002, Crest Net invested $5.3 million in three new retail properties and properties under development. These three properties are located in three states, will contain approximately 13,200 leasable square feet and are 100% leased, with an average initial lease term of
18.4 years.

During the first nine months of 2001, Crest Net invested $18.7 million in 19 new retail properties and properties under development.

B. At September 30, 2002 and December 31, 2001, investments in properties owned by Crest Net totaled $9.9 million and $22.3 million, respectively, and are included in real estate held for sale, net on our consolidated balance sheets.

6.   GAIN ON SALES OF REAL ESTATE ACQUIRED FOR RESALE

During the third quarter of 2002, Crest Net sold six properties for $8.4 million and Realty Income recognized a gain of $1.0 million on the sales. During the third quarter of 2001, Crest Net sold one property for $3.3 million and Realty Income recognized a gain of $284,000 on the sale.

During the first nine months of 2002, Crest Net sold 17 properties for $20.2 million and Realty Income recognized a gain of $2.5 million on the sales. During the first nine months of 2001, Crest Net sold six properties for $18.8 million and Realty Income recognized a gain of $2.4 million on the sales.

7.   DISTRIBUTIONS PAID AND PAYABLE

A. We pay monthly distributions to our common stockholders. The following is a summary of the monthly cash distributions per common share during the nine months ended September 30, 2002 and 2001. As of September 30, 2002, a distribution of $0.19375 per common share was declared (and was paid on October 15, 2002).

          Month                                        2002                2001
   -----------------------------------------------------------------------------

          January                                  $ 0.19000           $ 0.18500
          February                                   0.19000             0.18500
          March                                      0.19000             0.18500
          April                                      0.19125             0.18625
          May                                        0.19125             0.18625
          June                                       0.19125             0.18625
          July                                       0.19250             0.18750
          August                                     0.19250             0.18750
          September                                  0.19250             0.18750
   -----------------------------------------------------------------------------

          Total                                    $ 1.72125           $ 1.67625
   =============================================================================

B. In May 1999, we issued 2,760,000 shares of 9 3/8% Class B cumulative redeemable preferred stock (the "Class B Preferred"), of which 2,745,700 shares were outstanding during the first nine months of 2002 and 2001. Beginning
May 25, 2004, the Class B Preferred shares are redeemable at our option for $25.00 per share. Dividends on the Class B Preferred are paid quarterly in arrears. During each of the first three quarters of 2002 and 2001, we paid a quarterly dividend to holders of our Class B Preferred of $0.5859 per share, totaling $4.8 million for the first nine months of 2002 and 2001.

C. In July 1999, we issued 1,380,000 shares of 9 1/2% Class C cumulative redeemable preferred stock (the "Class C Preferred"), all of which were outstanding during the first nine months of 2002 and 2001. Beginning July 30, 2004, the Class C Preferred shares are redeemable at our option for $25.00 per share. Dividends on the Class C Preferred are paid monthly in arrears. During each of the first nine months of 2002 and 2001, we paid nine monthly dividends to holders of our Class C Preferred of $0.1979 per share totaling, $2.5 million for the first nine months of 2002 and 2001.

8.   NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income available to common stockholders for the period by the number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period.

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation for the three and nine months ended September 30, 2002 and 2001:

                                                     Three              Three              Nine               Nine
                                                    Months             Months             Months             Months
                                                     Ended              Ended              Ended              Ended
                                                    9/30/02            9/30/01            9/30/02            9/30/01
--------------------------------------------------------------------------------------------------------------------------
Weighted average shares used
   for the basic net income per
   share computation                             34,482,522          29,752,807         33,617,736         28,264,186
Incremental shares from the
   assumed exercise of stock options                 55,485              51,501             53,599             39,442
--------------------------------------------------------------------------------------------------------------------------
Adjusted weighted average shares
   used for diluted net income
   per share computation                         34,538,007          29,804,308         33,671,335         28,303,628
==========================================================================================================================

For the three and nine months ended September 30, 2002 and 2001, no stock options were anti-dilutive.

9.   STOCK OFFERINGS

A. In February 2002, we issued 273,150 shares of common stock to a unit investment trust at a net price to us of $30.26 per share, based on a 5% discount to the market price at the time of issuance of $31.85 per share. The net proceeds of $8.2 million were used to repay a portion of our $200 million acquisition credit facility.

B. In July 2002, we issued 1,550,000 shares of common stock at a price of $33.40 per share. The net proceeds of $48.9 million were used to repay a portion of our $200 million acquisition credit facility.

10.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the first nine months of 2002 and 2001 was $14.4 million and $18.2 million, respectively. During the first nine months of 2002 and 2001, interest of $388,000 and $276,000, respectively, was capitalized related to properties under development.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements (dollars in thousands):

Restricted stock grants resulted in the following:

                                                         2002               2001
                                                         ----               ----
        Other assets                                   $   --            $ 1,561
        Common stock and paid in capital                3,291              1,561
        Common stock and paid in capital,
           Deferred stock compensation                 (3,291)                --

The exchange of one property valued at $431,000 for another property resulted in the following:

                                                        2002
                                                        ----
        Land                                           $ (23)
        Building and improvements                         23

11.  SEGMENT INFORMATION

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 12 reportable industry segments, except for properties owned by Crest Net that are grouped together and included in "other non-reportable segments." All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of September 30, 2002 (dollars in thousands):

                                                          Three             Three             Nine             Nine
                                                          Months           Months            Months           Months
                                                          Ended             Ended            Ended             Ended
Revenue for the:                                         9/30/02           9/30/01          9/30/02           9/30/01
--------------------------------------------------------------------------------------------------------------------------
Segment rental revenue:
   Automotive parts                                     $  2,449          $ 2,418         $   7,683         $ 7,312
   Automotive service                                      2,775            1,720             6,730           5,208
   Child care                                              7,044            7,046            20,857          20,623
   Consumer electronics                                    1,146            1,125             3,426           3,594
   Convenience stores                                      3,576            2,537             8,747           7,581
   Entertainment                                             979              592             2,229           1,565
   Health and fitness                                      1,327            1,128             3,890           3,130
   Home furnishings                                        1,818            1,721             5,303           5,108
   Restaurants                                             4,139            3,297            13,017           9,542
   Sporting goods                                          1,396               --             4,188              --
   Theaters                                                1,302            1,302             3,907           3,907
   Video rental                                            1,159            1,115             3,411           3,359
   Other non-reportable segments(1)                        5,753            5,746            17,674          16,805
Reconciling items:
   Gain on sales of real estate acquired for resale          969              284             2,460           2,373
   Interest and other                                        223              409               306             715
--------------------------------------------------------------------------------------------------------------------------

Total revenue                                           $ 36,055          $30,440         $ 103,828         $90,822
==========================================================================================================================

(1) Consolidates 12 retail industry segments and properties owned by Crest Net.


                                                                                              Assets
                                                                        ----------------------------------------------------
As of:                                                                     September 30, 2002         December 31, 2001
----------------------------------------------------------------------------------------------------------------------------
Segment real estate, net of depreciation and amortization:
   Automotive parts                                                               $  73,715                 $  73,240
   Automotive service                                                                88,676                    44,438
   Child care                                                                       135,757                   142,163
   Consumer electronics                                                              35,200                    35,950
   Convenience stores                                                               125,023                    81,701
   Entertainment                                                                     38,844                    27,043
   Health and fitness                                                                44,620                    43,549
   Home furnishings                                                                  64,931                    69,008
   Restaurants                                                                      124,592                   129,768
   Sporting goods                                                                    49,500                    50,506
   Theaters                                                                          46,705                    47,273
   Video rental                                                                      36,859                    37,719
   Other non-reportable segments(1)                                                 172,785                   185,312
----------------------------------------------------------------------------------------------------------------------------

   Total net real estate                                                          1,037,207                   967,670
Non-real estate assets                                                               38,447                    36,038
----------------------------------------------------------------------------------------------------------------------------

Total assets                                                                    $ 1,075,654               $ 1,003,708
============================================================================================================================

(1) Consolidates 12 retail industry segments and properties owned by Crest Net.

As required by Statement No. 142, we assigned our goodwill to the relevant "reporting units" which were determined to be the seven industry segments we had investments in at the time the goodwill originated. The following table sets forth the seven industries our goodwill was assigned to as of January 1, 2002 (dollars in thousands):

Automotive parts                                                         $ 1,935
Automotive service                                                         1,338
Child care                                                                 5,353
Convenience stores                                                         2,073
Home furnishings                                                           1,557
Restaurants                                                                3,779
Other                                                                      1,171
--------------------------------------------------------------------------------

Goodwill, net                                                           $ 17,206
================================================================================


12.  SUBSEQUENT EVENT

In October 2002, we entered into a $250 million, three-year, revolving, unsecured credit facility, which expires in October 2005. The $250 million credit facility is with Wells Fargo Bank, N.A, as administrative agent, and eight other banks. Our $200 million acquisition credit facility and $25 million credit facility were cancelled simultaneously with the execution of the $250 million credit facility.

The $250 million credit facility currently bears interest at 1.0% over the London Interbank Offered Rate ("LIBOR") and offers us other interest rate options. A facility fee of 0.20%, per annum, accrues on the total commitment of the credit facility, for an all-in drawn pricing of 120 basis points over LIBOR.

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

                                   THE COMPANY

Realty Income Corporation, The Monthly Dividend Company (R) a Maryland corporation ("Realty Income," the "Company," "our" or "we") was organized to operate as an equity real estate investment trust ("REIT"). Over the past 33 years Realty Income has been acquiring and owning freestanding retail properties that generate rental revenue under long-term (primarily 15 to 20 years) lease agreements. Our monthly distributions are supported by the cash flow from 1,199 retail properties leased to regional and national retail chains.

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

As of September 30, 2002, we owned a diversified portfolio:

o    Of 1,199 retail properties;
o With an occupancy rate of 98.2%, or 1,178 of the 1,199 properties being leased;
o    Leased to 80 different retail chains;
o    Doing business in 24 separate retail industries; o Located in 48 states;
o    With approximately 9.9 million square feet of leasable space; and
o    With an average leasable retail space of 8,200 square feet.

Of the 1,199 properties in the portfolio, 1,194, or 99.6%, are single-tenant retail properties with the remaining five being multi-tenant properties. As of September 30, 2002, 1,173, or 98.2%, of the 1,194 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 10.2 years.

In addition to our real estate portfolio, at September 30, 2002 our subsidiary, Crest Net Lease, Inc. ("Crest Net") had invested $9.9 million in a portfolio of ten retail properties located in six states. These properties are held for sale.

We typically acquire retail store locations leased under long-term leases from retail chain store operators. This provides capital to the operators for continued expansion and other corporate purposes. Our acquisition and investment activities are concentrated in well-defined target markets and generally focus on middle-market retailers providing goods and services that satisfy basic consumer needs.

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

We believe that the long-term ownership of an actively managed, diversified portfolio of retail properties under long-term, net-lease agreements produces consistent, predictable income. We also believe that a portfolio of properties leased under long-term leases requiring tenants to be responsible for property expenses, generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

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

We provide sale-leaseback financing primarily to less than investment grade retail chains. From 1970 through December 31, 2001, we acquired and leased back to regional and national retail chains 1,158 properties (including 83 properties that have been sold) and collected approximately 98% of the original contractual rent obligations on those properties (this information is updated annually at the end of each year.) We believe that within this market we can achieve an attractive risk-adjusted return on the financing we provide to retailers.


                               RECENT DEVELOPMENTS

ISSUANCE OF COMMON STOCK. In February 2002, we issued 273,150 shares of common stock to a unit investment trust at a net price to us of $30.26 per share, based on a 5% discount to the market price at the time of issuance of $31.85 per share. The net proceeds of $8.2 million were used to repay a portion of our $200 million acquisition credit facility.

In July 2002, we issued 1,550,000 shares of common stock at a price of $33.40 per share. The net proceeds of $48.9 million were used to repay a portion of our $200 million acquisition credit facility.

FUNDS FROM OPERATIONS (FFO). For the third quarter of 2002, FFO increased by $4.7 million, or 23.9%, to $24.4 million compared to $19.7 million for the same quarter in 2001. In the first nine months of 2002, FFO increased by $14.3 million, or 25.8%, to $69.8 million compared to $55.5 million for the first nine months of 2001. See our discussion of FFO in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In the third quarter of 2002, Crest Net generated $677,000 in FFO for Realty Income compared to $303,000 in the same quarter of 2001. In the first nine months of 2002, Crest Net generated $1.9 million in FFO for Realty Income compared to $1.6 million in the first nine months of 2001. The future contribution, if any, to our FFO by Crest Net will depend on the timing and the number of property sales it achieves, if any, in a given period.

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS was $19.4 million in the third quarter of 2002 versus $14.8 million in the third quarter of 2001, an increase of $4.6 million. Net income available to common stockholders was $51.3 million in the first nine months of 2002 versus $41.9 million in the first nine months of 2001, an increase of $9.4 million.

ACQUISITION OF PROPERTIES DURING 2002. During the third quarter of 2002, we invested $28.7 million in nine new retail properties and properties under development with an initial weighted average contractual capitalization rate of 10.3%. These nine new properties are located in eight different states and are 100% leased with an initial average lease length of 22.2 years. During the first nine months of 2002, we invested $115.5 million in 100 new retail properties and properties under development with an initial weighted average contractual capitalization rate of 10.4%. The 100 new properties are located in 24 different states, are 100% leased with an initial average lease length of 20.1 years and will contain approximately 553,300 leasable square feet.

SALES OF INVESTMENT PROPERTIES. During the third quarter of 2002, we sold nine properties for $8.7 million and recognized a gain of $3.1 million. During the first nine months of 2002, we sold 25 properties for $15.9 million and recognized a gain of $5.5 million. Of this gain, $5.1 million is included in income from discontinued operations. The 25 properties consisted of one automotive parts store, one automotive service location, ten child care locations, one health and fitness facility, one home furnishing store, one home improvement store and ten restaurants. The proceeds from the sale of these properties were, or will be, used to repay outstanding indebtedness on our credit facilities and to invest in new properties. At September 30, 2002, $5.4 million of the sale proceeds were held in like-kind exchange escrow accounts.

CREST NET. During the third quarter of 2002, Crest Net sold six properties from its inventory for $8.4 million and Realty Income recognized a gain on the sales of $1.0 million. During the first nine months of 2002, Crest Net sold 17 properties from its inventory for $20.2 million and Realty Income recognized a gain on the sales of $2.5 million. During the first nine months of 2002, Crest Net invested $5.3 million in three new retail properties and properties under development. At the end of the third quarter, Crest Net carried an inventory of $9.9 million, which is included on Realty Income's consolidated balance sheet in real estate held for sale, net.

The financial statements of Crest Net are consolidated into Realty Income's financial statements. All material intercompany transactions have been eliminated in consolidation.

INCREASE IN MONTHLY DISTRIBUTIONS TO COMMON STOCKHOLDERS. We continue our 33-year policy of paying distributions monthly. The amount of our monthly distributions per share was increased $0.00125 in January 2002 to $0.19, in April 2002 to $0.19125, in July 2002 to $0.1925 and in October 2002 to $0.19375.
The increase in October was our 20th consecutive quarterly increase and 22nd increase since 1995. During the first nine months of 2002, we paid three monthly distributions of $0.19 per share, three monthly distributions of $0.19125 per share and three monthly distributions of $0.1925 per share, totaling $1.72125 per share. In September and October 2002, we declared distributions of $0.19375 per share, one of which was paid on October 15, 2002 and one of which is payable on November 15, 2002, respectively.

The monthly distribution of $0.19375 per share represents a current annualized distribution of $2.325 per share, and an annualized distribution yield of approximately 6.9% based on the last reported sale price of the Company's Common Stock on the NYSE of $33.83 on November 5, 2002. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be for any future period.

NEW BANK CREDIT FACILITY. In October 2002, we entered into a new credit facility to replace our existing $200 million acquisition credit facility and our $25 million credit facility, each of which was scheduled to expire in 2003. Under the terms of the new credit facility, total funds available were increased by $25 million, to $250 million. Concurrent with the closing of the new facility, our previous $225 million credit facilities were canceled.

The borrowing rate on the new $250 million credit facility was reduced compared to the previous credit facilities. Realty Income's current investment grade credit ratings provide for financing at LIBOR (London Interbank Offered Rate) plus 100 basis points with a facility fee of 20 basis points, for all-in drawn pricing of 120 basis points over LIBOR as compared to an all-in pricing of 145 basis points on our previous credit facilities. The term of the new facility extends through October 2005.

The co-lead Arranger and sole Administrative Agent for the credit facility is Wells Fargo Bank, N.A., with The Bank of New York acting as co-lead Arranger and sole Documentation Agent. They are joined by the Bank of America, N.A. and Wachovia Bank, National Association as co-Syndication Agents. Five other banks are also participants in providing the credit line: AmSouth Bank, Bank of Montreal, U.S. Bank National Association, BANK ONE, NA and Chevy Chase Bank, FSB.

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

Realty Income and Crest Net together had 56 employees as of November 7, 2002.


                         LIQUIDITY AND CAPITAL RESOURCES

CASH RESERVES. Realty Income is organized for the purpose of operating as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At September 30, 2002, we had cash and cash equivalents totaling $8.4 million, including $5.4 million held in like-kind exchange escrow accounts.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facilities.

CAPITAL FUNDING. In October 2002, we entered into a new $250 million credit facility to replace our existing $200 million acquisition credit facility and our $25 million credit facility, each of which was scheduled to expire in 2003. Under the terms of the new $250 million credit facility, total borrowing capacity was increased by $25 million. Concurrent with the closing of the new credit facility, our previous $225 million credit facilities were canceled.

The borrowing rate under the new $250 million credit facility was reduced compared to the previous credit facilities. Realty Income's current investment grade credit ratings provide for financing under the new $250 million credit facility at LIBOR plus 100 basis points with a facility fee of 20 basis points, for all-in drawn pricing of 120 basis points over LIBOR. The all-in drawn pricing on the previous credit facilities was 145 basis points over LIBOR. The term of the new credit facility extends through October 2005. At November 5, 2002, we had borrowing capacity of $151.6 million available on our credit facility and an outstanding balance of $98.4 million with an effective interest rate of 2.8%.

Our $250 million credit facility has been and is expected to be used to acquire additional retail properties leased to national and regional retail chains under long-term lease agreements. Any additional borrowings will increase our exposure to interest rate risk. We have no mortgage debt on any of our properties.

In May 1997, we issued $110 million of 7.75% senior notes due 2007. In October 1998, we issued $100 million of 8.25% Monthly Income Senior Notes due 2008. In January 1999, we issued $20 million of 8.0% senior notes due 2009.

In June 1999, we filed a universal shelf registration statement with the Securities and Exchange Commission covering up to $409.2 million in value of common stock, preferred stock and debt securities. Through November 7, 2002, we issued $261.1 million of common stock, preferred stock and debt securities under the universal shelf registration statement. At November 7, 2002, a balance of $148.1 million was available under our universal shelf registration statement.

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

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At
November 5, 2002, our total outstanding credit facility borrowings and outstanding notes were $328.4 million or approximately 20.4% of our total market capitalization of $1.61 billion. We define our total market capitalization as the sum of the:

o Shares of our common stock outstanding multiplied by the last reported sales price of the common stock on the NYSE on November 5, 2002 of $33.83 per share;
o    Liquidation value of the Class B Preferred Stock of $68.6 million;
o    Liquidation value of the Class C Preferred Stock of $34.5 million; and
o Outstanding borrowings on the credit facilities and outstanding notes at November 5, 2002.

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

PROPERTY ACQUISITIONS. In the third quarter 2002, we acquired nine properties located in eight states and invested $28.7 million. In the first nine months of 2002, we acquired 100 properties (the "New Properties") located in 24 states and invested $115.5 million in the New Properties and properties under development, which includes investments of $3.1 million for properties acquired before 2002 that were under development. We have committed to pay estimated unfunded development costs of $3.8 million on properties under construction at September 30, 2002. In the first nine months of 2002, we capitalized $275,000 for re-leasing costs and $505,000 for building improvements on existing properties in our portfolio.

The initial weighted average annual unleveraged return on the $115.5 million invested in 2002 is estimated to be 10.4%, computed as estimated contractual net operating income (which in the case of a net-leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs. Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentage listed above.

The New Properties will contain approximately 553,300 leasable square feet and are 100% leased under net leases, with an average initial lease term of 20.1 years. At September 30, 2002, four of the New Properties were leased and under construction, pursuant to contracts under which the tenants agreed to develop the properties (with development costs funded by Realty Income) with rent scheduled to begin in the next six months.

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

The November 2002 monthly distribution of $0.19375 per common share represents a current annualized distribution of $2.325 per share, and an annualized distribution yield of approximately 6.9% based on the last reported sale price of $33.83 of our common stock, on the NYSE on November 5, 2002.

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


                          FUNDS FROM OPERATIONS ("FFO")

FFO for the third quarter of 2002 increased by $4.7 million, or 23.9%, to $24.4 million versus $19.7 million in the third quarter of 2001. FFO for the first nine months of 2002 increased by $14.3 million, or 25.8%, to $69.8 million versus $55.5 million in the first nine months of 2001.

The following is a reconciliation of net income available to common stockholders to FFO, and information regarding distributions paid and diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2002 and 2001 (dollars in thousands):

                                                           Three             Three              Nine               Nine
                                                          Months             Months            Months             Months
                                                           Ended             Ended              Ended              Ended
                                                          9/30/02           9/30/01            9/30/02            9/30/01
-------------------------------------------------------------------------------------------------------------------------------
Net income available to
   common stockholders                                   $ 19,392          $ 14,758           $ 51,275           $ 41,851
Depreciation and amortization:
   Continuing operations                                    7,920             7,087             22,808             21,159
   Discontinued operations                                     44               147                299                443
Depreciation of furniture, fixtures
   and equipment                                              (37)              (29)              (104)               (85)
Provision for impairment losses:
   Continuing operations                                       --               520                 --              1,050
   Discontinued operations                                    150                --                980                 --
Gain on sales of investment properties:
   Continuing operations                                       --            (2,806)              (340)            (8,921)
   Discontinued operations                                 (3,066)               --             (5,144)                --
-------------------------------------------------------------------------------------------------------------------------------

Total funds from operations                              $ 24,403          $ 19,677           $ 69,774           $ 55,497
===============================================================================================================================

Distributions paid to common stockholders                $ 19,839          $ 16,716           $ 57,773           $ 46,905
FFO in excess of distributions paid
   to common stockholders                                $  4,564          $  2,961           $ 12,001           $  8,592
Diluted weighted average number of
   common shares outstanding                           34,538,007        29,804,308         33,671,335         28,303,628

We define FFO, consistent with the National Association of Real Estate Investment Trust's definition, as net income available to common stockholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of investment property and provisions for impairment and (ii) extraordinary items.


                     ADJUSTED FUNDS FROM OPERATIONS ("AFFO")

We utilize AFFO as a measure of our cash available for distributions to our common stockholders. Most companies in our industry use a similar measurement, but they may use the term "CAD" (for Cash Available for Distribution) or "FAD" (for Funds Available for Distribution). We define AFFO as funds from operations:
(i) plus certain non-cash items ( including amortization of note financing costs & stock compensation ), (ii) minus capitalized expenditures on existing properties in our portfolio ( such as capitalized leasing costs and commissions and capitalized building improvements), and (iii) plus or minus straight-line rent (which is non-cash rental revenue).

AFFO for the third quarter of 2002 increased by $5.2 million, or 26.1%, to $25.1 million versus $19.9 million in the third quarter of 2001. AFFO for the first nine months of 2002 increased by $14.4 million, or 25.8%, to $70.3 million versus $55.9 million in the first nine months of 2001.

The following is a reconciliation of FFO to AFFO for the three and nine months ended September 30, 2002 and 2001. The adjustments are for non-cash items and capitalized expenditures on existing properties in our portfolio (dollars in thousands):

                                                           Three             Three              Nine               Nine
                                                          Months             Months            Months             Months
                                                           Ended             Ended              Ended              Ended
                                                          9/30/02           9/30/01            9/30/02            9/30/01
-------------------------------------------------------------------------------------------------------------------------------
Funds from operations                                    $ 24,403          $ 19,677           $ 69,774           $ 55,497
Amortization of settlements on
   treasury lock agreements                                   189               189                567                567
Amort. of deferred note financing costs (1)                   145               145                434                434
Amortization of stock compensation                            155                83                439                228
Capitalized leasing costs and commissions                     (45)              (48)              (275)              (273)
Capitalized building improvements                             (78)             (146)              (505)              (392)
Straight-line rent                                            287                 7               (131)              (116)
-------------------------------------------------------------------------------------------------------------------------------

Total adjusted funds from operations                     $ 25,056          $ 19,907           $ 70,303           $ 55,945
===============================================================================================================================

Distributions paid to common stockholders                $ 19,839          $ 16,716           $ 57,773           $ 46,905
AFFO in excess of distributions paid
   to common stockholders                                $  5,213          $ 3,191            $ 12,526           $  9,040

Diluted weighted average number of                     34,538,007        29,804,308         33,671,335         28,303,628
   common shares outstanding

(1) Amortization of deferred note financing costs includes the amortization of costs incurred and capitalized when our notes were issued in May 1997, October 1998 and January 1999. These costs are being amortized over the lives of these notes. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

We consider FFO and AFFO to be appropriate measures of the performance of equity REITs. Financial analysts use FFO and AFFO in evaluating REITs. FFO and AFFO can be a way to measure a REIT's ability to make cash distribution payments. Presentation of this information is intended to assist the reader in comparing the performance of different REITs, although it should be noted that not all REITs calculate FFO and AFFO the same way; therefore, comparisons with other REITs may not be meaningful.

FFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of Realty Income's performance. In addition, FFO and AFFO should not be considered as an alternative to reviewing our cash flows from operating, investing and financing activities as a measure of our liquidity, our ability to make cash distributions or our ability to pay interest payments.


                        FFO GENERATED BY CREST NET LEASE

Crest Net generated $677,000 in FFO for Realty Income during the third quarter of 2002 and $303,000 during the third quarter of 2001. Crest Net generated $1.9 million in FFO for Realty Income during the first nine months of 2002 and $1.6 million during the first nine months of 2001.

The following is a calculation of the FFO generated by Crest Net in the third quarter and first nine months of 2002 and 2001 (dollars in thousands):

                                                           Three             Three              Nine               Nine
                                                          Months             Months            Months             Months
                                                           Ended             Ended              Ended              Ended
                                                          9/30/02           9/30/01            9/30/02            9/30/01
-------------------------------------------------------------------------------------------------------------------------------
Gains from the sales of real estate
   acquired for resale                                      $ 969             $ 284             $2,460             $2,373
Rent and other revenue                                        305               506              1,261              1,292
Interest expense                                              (99)             (219)              (319)              (673)
General and administrative expenses                           (56)              (83)              (340)              (361)
Property expenses                                             (63)                --              (104)                 --
Income taxes                                                 (379)             (185)            (1,017)              (969)
Minority interest                                              --                --                 --                (56)
-------------------------------------------------------------------------------------------------------------------------------

Total adjusted funds from operations                        $ 677             $ 303             $1,941             $1,606
===============================================================================================================================

Diluted weighted average number of
   common shares outstanding                           34,538,007        29,804,308         33,671,335         28,303,628


                              RESULTS OF OPERATIONS

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001.

RENTAL REVENUE was $34.9 million for the third quarter of 2002 versus
$29.8 million for the third quarter of 2001, an increase of $5.1 million, or 17.1%. The increase in rental revenue is attributable to:

o The properties acquired in the first nine months of 2002, which generated revenue of $2.6 million in the third quarter of 2002;
o The properties acquired in 2001, which generated revenue of $3.5 million in the third quarter of 2002 compared to $509,000 in the third quarter of 2001, an increase of $3.0 million;

o Same store rents generated on 963 leased properties owned in all of both the third quarters of 2002 and 2001 increased by $143,000, or 0.5%, to $27.77 million from $27.62 million;
o Properties owned by Crest Net, which generated revenue of $305,000 in the third quarter of 2002 compared to $506,000 in the third quarter of 2001, an decrease of $201,000;
o Properties sold during 2001 generated revenue of $409,000 in the third quarter of 2001;
o Development properties acquired before 2001 that started paying rent in 2001, properties that were vacant during part of 2001 or 2002 and lease termination settlements, which generated revenue of $938,000 in the third quarter of 2002 compared to $710,000 in the same quarter of 2001, an increase of $228,000; and
o A decrease in straight-line rent of $280,000 in the third quarter of 2002 as compared the third quarter of 2001.

RENTAL REVENUE was $101.0 million for the first nine months of 2002 versus $87.7 million for the first nine months of 2001, an increase of $13.3 million, or 15.2%. The increase in rental revenue is attributable to:

o The properties acquired in the first nine months of 2002, which generated revenue of $3.4 million in the first nine months of 2002;
o The properties acquired in 2001, which generated revenue of $10.4 million in the first nine months of 2002 compared to $650,000 in the first nine months of 2001, an increase of $9.75 million;
o Same store rents generated on 963 leased properties owned in all of both 2002 and 2001 increased by $1.1 million, or 1.4%, to $82.98 million from $81.84 million;
o Properties owned by Crest Net, which generated revenue of $1.26 million in the first nine months of 2002 compared to $1.28 million in the first nine months of 2001, an decrease of $20,000;
o Properties sold during 2001 and 2002, which generated revenue of $44,000 in the first nine months of 2002 as compared to $1.68 million in the first nine months of 2001, a decrease of $1.64 million;
o Development properties acquired before 2001 that started paying rent in 2001, properties that were vacant during part of 2001 or 2002 and lease termination settlements, which generated revenue of $2.82 million in the first nine months of 2002 compared to $2.17 million in the same period of 2001, an increase of $653,000; and
o Straight-line rent of $131,000 in the first nine months of 2002 as compared to $116,000 in the first nine months of 2001, an increase of $15,000.

Of the 1,199 properties in the portfolio as of September 30, 2002, 1,194 are single-tenant properties with the remaining properties being multi-tenant properties. Of the 1,194 single-tenant properties, 1,173, or 98.2%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 10.2 years at September 30, 2002. Of our 1,173 leased single-tenant properties, 1,159 or 98.8% were under leases that provide for increases in rents through:

o Base rent increases tied to a consumer price index with adjustment ceilings;
o    Overage rent based on a percentage of the tenants' gross sales;
o    Fixed increases; or
o    A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue during the third quarter of 2002 and 2001, was $286,000 and $335,000, respectively. Percentage rent, which is included in rental revenue during the first nine months of 2002 and 2001, was $495,000 and $541,000, respectively.

Our portfolio of retail real estate owned under net leases continues to perform well and provides dependable lease revenue supporting the payment of our monthly dividends. As of September 30, 2002, our portfolio of 1,199 retail properties was 98.2% leased with 21 properties available for lease.

Transactions to lease or sell eight of the 21 properties not leased at September 30, 2002 were underway or completed as of November 1, 2002. We anticipate these transactions to be completed during the next six months; although we cannot guarantee that all of these properties can be sold or leased within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be un-leased at any given time; however, we cannot assure you that the number of un-leased properties will not exceed these levels.

GAIN ON SALES OF REAL ESTATE ACQUIRED FOR RESALE. During the third quarter of 2002, Crest Net sold six properties for $8.4 million and Realty Income recognized a gain on the sales of $1.0 million, before income taxes. During the third quarter of 2001, Crest Net sold one property for $3.3 million and Realty Income recognized a gain on the sale of $284,000, before income taxes.

During the first nine months of 2002, Crest Net sold 17 properties for $20.2 million and Realty Income recognized a gain on the sales of $2.5 million, before income taxes. During the first nine months of 2001, Crest Net sold six properties for $18.8 million and Realty Income recognized a gain on the sales of $2.4 million, before income taxes.

At September 30, 2002, Crest Net had $9.9 million invested in 10 properties, which are held for sale. It is anticipated that Crest Net will carry an average inventory of $20 to $25 million in real estate. Crest Net generates an earnings spread on the differential between the lease payments it receives and the cost of capital used to acquire the properties. It is our belief, and it has been our experience to date, that at this level of inventory, these earnings will more than cover the ongoing operating expenses of Crest Net.

INTEREST EXPENSE. The following is a summary of the five components of interest expense for the three months ended September 30, 2002 and 2001 (dollars in thousands):

Three months ended September 30,                                        2002             2001           Net Change
----------------------------------------------------------------------------------------------------------------------
Interest on outstanding credit facilities and notes                 $     5,454     $     5,578         $     (124)
Amortization of settlements on treasury lock agreements                     189             189                 --
Credit facility commitment fees                                             128             128                 --
 Amortization of credit facility origination costs and deferred
   bond financing costs                                                     280             273                  7
Interest capitalized                                                       (132)            (88)               (44)
----------------------------------------------------------------------------------------------------------------------

Interest expense                                                    $     5,919     $     6,080         $     (161)
======================================================================================================================

Credit facilities and notes outstanding                                 2002             2001           Net Change
Three months ended September 30,
----------------------------------------------------------------------------------------------------------------------
                                                                    $   343,967     $   309,793         $  (34,174)
Average outstanding balances (in thousands)
Average interest rates                                                     6.29%           7.14%             (0.85)%

Interest on outstanding credit facilities and notes decreased by $124,000 in the third quarter of 2002 as compared to the third quarter of 2001 primarily due to a decrease of 85 basis points in our average interest rates. In 2001, the Federal Reserve decreased the federal funds rate 11 times by an aggregate total of 475 basis points. Correspondingly, the average borrowing rate on our credit facilities has declined during the same period. The average interest rate on our credit facilities decreased to 2.99% in the third quarter of 2002 from 4.90% in the third quarter of 2001

The following is a summary of the five components of interest expense for the nine months ended September 30, 2002 and 2001 (dollars in thousands):

Nine months ended September 30,                                         2002              2001          Net Change
----------------------------------------------------------------------------------------------------------------------
Interest on outstanding credit facilities and notes                   $  15,928        $  19,220        $   (3,292)
Amortization of settlements on treasury lock agreements                     567              567                --
Credit facility commitment fees                                             385              385                --
 Amortization of credit facility origination costs and deferred
   bond financing costs                                                     835              830                 5
Interest capitalized                                                       (388)              (276)           (112)
----------------------------------------------------------------------------------------------------------------------

Interest expense                                                     $   17,327        $  20,726        $   (3,399)
======================================================================================================================

Credit facilities and notes outstanding                                  2002             2001           Net Change
Nine months ended September 30,
----------------------------------------------------------------------------------------------------------------------
                                                                     $  324,630        $ 338,899        $  (14,269)
Average outstanding balances (in thousands)
Average interest rates                                                     6.56%            7.58%            (1.02)%

Interest on outstanding credit facilities and notes decreased by $3.3 million in the first nine months of 2002 as compared to the first nine months of 2001 due to a decrease of $14.3 million in the average outstanding balances and a decrease of 102 basis points in our average interest rates. The average interest rate on our credit facilities decreased to 3.03% in the first nine months of 2002 from 6.68% in the first nine months of 2001.

At November 5, 2002, the weighted average interest rate on our:

o    Credit facility borrowings of $98.4 million was 2.81%;
o    Notes payable of $230 million was 7.99%; and
o Combined outstanding notes and credit facility borrowings totaling $328.4 million was 6.44%.

Our interest coverage ratio for the nine months ended September 30, 2002 and 2001 was 5.5 times and 4.1 times, respectively. Interest coverage ratio is calculated as follows: EBITDA divided by interest expense. EBITDA is calculated as follows: net income plus interest expense, income taxes, depreciation, amortization and impairment losses less gain on sales of investment properties. Our EBITDA for the nine months ended September 30, 2002 and 2001 was $95.9 million and $84.9 million, respectively. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited.

Our fixed coverage ratio for the nine months ended September 30, 2002 and 2001 was 3.9 times and 3.0 times, respectively. Fixed coverage ratio is calculated as follows: EBITDA divided by the sum of interest expense and preferred stock dividends. This information should not be considered as an alternative to any measure of performance as promulgated under GAAP.

DEPRECIATION AND AMORTIZATION was $7.9 million in the third quarter of 2002 versus $7.1 million in the third quarter of 2001. Depreciation and amortization was $22.8 million in the first nine months of 2002 versus $21.2 million in the first nine months of 2001. The increase in 2002 was primarily due to the acquisition of properties during 2001 and 2002. Depreciation of buildings and improvements is computed using the straight-line method over an estimated useful life of 25 years. If we used a shorter or longer estimated useful life it could have a material impact on our results of operations and financial position. We believe that 25 years is an appropriate estimate of useful life. No depreciation has been recorded on Crest Net's properties because they are held for sale.

Amortization expense related to goodwill for the third quarter and first nine months of 2001 was $231,000 and $693,000, respectively. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 2002, our goodwill is no longer amortized, but instead will be tested for impairment at least annually. If goodwill is determined to be impaired, a provision for impairment will be recorded to reduce the carrying value to its fair value. During the second quarter of 2002, we completed the transitional impairment testing of our goodwill and found that our goodwill was not impaired.

GENERAL AND ADMINISTRATIVE EXPENSES increased by $400,000 to $2.3 million in the third quarter of 2002 versus $1.9 million in the same quarter of 2001. General and administrative expenses as a percentage of revenue increased to 6.4% in the third quarter of 2002 as compared to 6.3% in the same quarter of 2001. General and administrative expenses increased primarily due to an increase in employees and employee related costs. Realty Income and Crest Net had 56 employees at November 7, 2002 as compared to 48 employees at the beginning of 2001. This increase in staffing was largely due to an increase in our legal and portfolio management departments due to the increase in the size and maturity of our portfolio. We feel our current staffing levels are sufficient to meet the needs of the company. We do not anticipate the number of employees to increase over the next several quarters. To a lesser extent, general and administrative expenses also increased due to increases in insurance costs and property acquisition costs.

General and administrative expenses increased by $1.3 million to $7.1 million in the first nine months of 2002 versus $5.8 million in the first nine months of 2001. General and administrative expenses as a percentage of revenue increased to 6.8% in 2002 as compared to 6.4% in 2001. General and administrative expenses increased due to reasons stated above.

PROPERTY EXPENSES are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At September 30, 2002, 21 properties were available for lease, as compared to 20 at December 31, 2001 and 22 at September 30, 2001.

Property expenses were $754,000 in the third quarter of 2002 and $559,000 in the third quarter of 2001. The $195,000 increase in property expenses is primarily attributable to an increase in portfolio property insurance and costs associated with the properties available for lease. Property expenses were $2.0 million in the first nine months of 2002 as compared to $1.7 in the first nine months of 2001.

OTHER EXPENSES increased $209,000 to $503,000 in the third quarter of 2002 versus $294,000 in the third quarter of 2001. The increase in 2002 is primarily due to an increase in Crest Net income taxes of $194,000. Crest Net taxes were higher because its net income was higher.

The following is a summary of our other expenses for the three months ended September 30, 2002 and 2001 (dollars in thousands):

Three months ended September 30,                                          2002             2001           Net Change
----------------------------------------------------------------------------------------------------------------------
Realty Income's state and local income taxes                             $ 124            $ 109             $   15
Crest Net's income taxes                                                   379              185                194
----------------------------------------------------------------------------------------------------------------------

Other expenses                                                           $ 503            $ 294             $  209
======================================================================================================================

Other expenses increased $76,000 to $1.4 million in the first nine months of 2002 versus $1.3 million in the first nine months of 2001. The increase in 2002 is primarily due to an increase in Crest Net income taxes of $48,000. Crest Net taxes were higher because its net income was higher.

The following is a summary of our other expenses for the nine months ended September 30, 2002 and 2001 (dollars in thousands):

Nine months ended September 30,                                           2002             2001           Net Change
----------------------------------------------------------------------------------------------------------------------
Realty Income's state and local income taxes                           $   372          $   344          $      28
Crest Net's income taxes                                                 1,017              969                 48
----------------------------------------------------------------------------------------------------------------------

Other expenses                                                         $ 1,389          $ 1,313          $      76
======================================================================================================================

A PROVISION FOR IMPAIRMENT LOSS of $520,000 and $1.1 million was recorded in the third quarter and first nine months of 2001, respectively. A provision for impairment loss of $150,000 and $980,000 was recorded in the third quarter and first nine months of 2002, respectively, and is included in discontinued operations. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. The carrying value of our real estate is the largest component of our consolidated balance sheet. If events should occur that required us to reduce the carrying value of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations or financial position.

INCOME FROM DISCONTINUED OPERATIONS. In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Effective January 1, 2002, Statement No. 144 superseded Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement No. 144 requires long-lived assets to be disposed of to be measured at the lower of carrying amount or fair value less cost to sell on our balance sheet. It also broadened the reporting requirements of discontinued operations to include a component of an entity rather than a segment of a business. Statement No. 144 states that a component of an entity comprises operations and cash flows that clearly can be distinguished, operationally and for financial reporting purposes, from the rest of the entity. In accordance with Statement No. 144, we report each individual property as a reporting component for determining discontinued operations. Nine properties listed as held for sale at September 30, 2002, plus 13 properties sold during the first six months of 2002 and nine properties sold during the third quarter 2002 were reported as discontinued operations. As required by Statement No. 144, three other properties reported as held for sale at December 31, 2001, that were sold during 2002, were not reported as discontinued operations.

The following is a summary of our income from discontinued operations for the three and nine months ended September 30, 2002 and 2001 (dollars in thousands):

                                                               Three         Three          Nine          Nine
                                                               Months        Months        Months        Months
                                                               Ended         Ended         Ended         Ended
                                                              9/30/02       9/30/01       9/30/02       9/30/01
------------------------------------------------------------------------------------------------------------------
Rental revenue                                                $    316       $   566       $ 1,200       $ 1,662
Interest and other revenue                                           2            --             2            14
Gain on sales of investment properties                           3,066            --         5,144            --
Depreciation and amortization                                      (44)         (147)         (299)         (443)
Property expenses                                                  (16)          (26)         (111)          (51)
Provision for impairment loss                                     (150)           --          (980)           --
------------------------------------------------------------------------------------------------------------------

Income from discontinued operations                            $ 3,174       $   393       $ 4,956       $ 1,182
==================================================================================================================

GAIN ON SALES OF INVESTMENT PROPERTIES. During the third quarter of 2002, we sold nine investment properties for $8.7 million and recognized a gain of $3.1 million, which is included in income from discontinued operations. During the third quarter of 2001, we sold ten investment properties for $10.0 million and recognized a gain of $2.8 million.

During the first nine months of 2002, we sold 25 investment properties for $15.9 million and recognized a gain of $5.5 million. Of this gain, $5.1 million is included in income from discontinued operations. During the first nine months of 2001, we sold 23 investment properties for $29.7 million and recognized a gain of $8.9 million.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At September 30, 2002, we classified real estate with a carrying amount of $13.2 million as held for sale, which includes $9.9 million in properties owned by Crest Net. Additionally, we anticipate selling properties from our portfolio that have not yet been specifically identified. We anticipate we will receive up to $50 million in proceeds from the sale of properties during the next 12 months. We intend to invest these proceeds into new property acquisitions.

PREFERRED STOCK DIVIDENDS. We declared preferred stock dividends of $2.4 million in the third quarters of both 2002 and 2001 and $7.3 million in the first nine months of both 2002 and 2001.

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS was $19.4 million in the third quarter of 2002 and $14.8 million in the third quarter of 2001, an increase of $4.6 million. Net income available to common stockholders was $51.3 million in the first nine months of 2002 and $41.9 million in the first nine months of 2001, an increase of $9.4 million.

The calculation to determine net income available to common stockholders includes gains and losses from the sale of investment properties, some of which is included in income from discontinued operations. The amount of gains and losses vary from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during the third quarter of 2002 was $3.1 million. This was $300,000 more than the gain recognized from investment property sales during the third quarter of 2001. Excluding the gain on sales of investment properties, net income available to common stockholders increased by $4.4 million, or 36.6%.

The gain recognized from the sales of investment properties during the first nine months of 2002 was $5.5 million. This was $3.4 million less than the gain recognized from investment property sales during the first nine months of 2001. Excluding the gain on sales of investment properties, net income available to common stockholders increased by $12.9 million, or 39.1%.

                                   PROPERTIES

As of September 30, 2002, we owned a diversified portfolio:

o    Of 1,199 properties;
o With an occupancy rate of 98.2%, or 1,178 of the 1,199 properties being leases;
o    Leased to 80 different retail chains;
o    Doing business in 24 separate retail industries;
o    Located in 48 states;
o    With approximately 9.9 million square feet of leasable space; and
o    With an average leasable retail space of 8,200 square feet.

In addition to our real estate portfolio, at September 30, 2002 our subsidiary, Crest Net, owned a portfolio of 10 properties and had invested $9.9 million.

At September 30, 2002, 1,173 or 97.8% of the 1,199 properties were leased under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenants' gross sales above a specified level.

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


                                                            Percentage of Rental Revenue (1)
                                 ----------------------------------------------------------------------------------------
                                  Annualized Rent
                                       as of                          For the Years Ended December 31,
                                                    ---------------------------------------------------------------------
                                   September 30,
Industry                              2002(2)           2001       2000        1999        1998         1997       1996
-------------------------------------------------------------------------------------------------------------------------
Apparel stores                          2.2%             2.4%       2.4%        3.8%        4.1%         0.7%        --%
Automotive parts                        7.3              8.3        8.3         8.6         7.8          9.1       10.5
Automotive service                      8.5              5.7        5.8         6.6         7.5          6.4        4.8
Book stores                             0.4              0.4        0.5         0.5         0.6          0.5         --
Business services                       0.1              0.1        0.1         0.1           *           --         --
Child care                             20.0             23.9       24.7        25.3        29.2         35.9       42.0
Consumer electronics                    3.3              4.0        4.9         4.4         5.4          6.5        0.9
Convenience stores                     10.4              8.4        8.4         7.2         6.1          5.5        4.6
Crafts and novelties                    0.4              0.4        0.4         0.4           *           --         --
Drug stores                             0.2              0.2        0.2         0.2         0.1           --         --
Entertainment                           2.7              1.8        2.0         1.2          --           --         --
General merchandise                     0.5              0.6        0.6         0.6           *           --         --
Grocery stores                          0.5              0.6        0.6         0.5           *           --         --
Health and fitness                      3.7              3.6        2.4         0.6         0.1           --         --
Home furnishings                        5.2              6.0        5.8         6.5         7.8          5.6        4.4
Home improvement                        1.1              1.3        2.0         3.6           *           --         --
Office supplies                         2.0              2.2        2.3         2.6         3.0          1.7         --
Pet supplies and services               1.6              1.6        1.5         1.1         0.6          0.2         --
Private education                       1.2              1.5        1.4         1.2         0.9           --         --
Restaurants                            12.9             12.2       12.3        13.3        16.2         19.8       24.4
Shoe stores                             0.9              0.7        0.8         1.1         0.8          0.2         --
Sporting goods                          3.9              0.9         --          --          --           --         --
Theaters                                3.6              4.3        2.7         0.6          --           --         --
Video rental                            3.2              3.7        3.9         4.3         3.8          0.6         --
Other                                   4.2              5.2        6.0         5.7         6.0          7.3        8.4
-------------------------------------------------------------------------------------------------------------------------

Totals                                100.0%           100.0%     100.0%      100.0%      100.0%       100.0%     100.0%
=========================================================================================================================

* Less than 0.1%

(1)  Does not include properties owned by our subsidiary, Crest Net.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of September 30, 2002 for each of the properties by 12 and adding the previous 12 month's historic percentage rent on properties owned at September 30, 2002, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenants' gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table sets forth certain information regarding the properties owned by Realty Income at September 30, 2002, classified according to the retail business types and the level of services they provide (dollars in thousands):

                                                Number of                  Annualized             Percentage of
Industry                                      Properties(1)                Rent(1)(2)            Annualized Rent
----------------------------------------------------------------------------------------------------------------------
Tenants Providing Services
--------------------------
Automotive service                                   179                $      12,181                  8.5%
Child care                                           317                       28,624                 20.0
Entertainment                                         10                        3,862                  2.7
Health and fitness                                     8                        5,335                  3.8
Private education                                      5                        1,738                  1.2
Theaters                                              10                        5,209                  3.7
Other                                                  8                        6,030                  4.2
                                      --------------------------------------------------------------------------------
                                                     537                       62,979                 44.1
                                      --------------------------------------------------------------------------------

Tenants Selling Goods and Services
----------------------------------
Automotive parts (with installation)                  65                        6,066                  4.3
Business services                                      1                          124                  0.1
Convenience stores                                   117                       14,888                 10.4
Home improvement                                       2                          187                  0.1
Pet supplies and services                              6                        1,561                  1.1
Restaurants                                          221                       18,393                 12.9
Video rental                                          34                        4,625                  3.2
                                      --------------------------------------------------------------------------------
                                                     446                       45,844                 32.1
                                      --------------------------------------------------------------------------------

Tenants Selling Goods
---------------------
Apparel stores                                         5                        3,103                  2.2
Automotive parts                                      74                        4,302                  3.0
Book stores                                            2                          606                  0.4
Consumer electronics                                  36                        4,660                  3.3
Crafts and novelties                                   2                          517                  0.3
Drug stores                                            1                          235                  0.2
General merchandise                                   11                          687                  0.5
Grocery stores                                         2                          727                  0.5
Home furnishings                                      38                        7,372                  5.1
Home improvement                                      16                        1,377                  1.0
Office supplies                                        9                        2,846                  2.0
Pet supplies                                           4                          761                  0.5
Shoe stores                                            5                        1,254                  0.9
Sporting goods                                        11                        5,584                  3.9
----------------------------------------------------------------------------------------------------------------------
                                                     216                       34,031                 23.8
----------------------------------------------------------------------------------------------------------------------
TOTALS                                             1,199                    $ 142,854                 100.0%
======================================================================================================================

(1) This table does not include properties owned by our subsidiary, Crest Net.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of September 30, 2002 for each of the properties by 12 and adding the previous 12 month's historic percentage rent on properties owned at September 30, 2002, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenants' gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

Of the 1,199 properties in the portfolio at September 30, 2002, 1,194 were single-tenant properties with the remaining properties being multi-tenant properties. At September 30, 2002, 1,173 of the 1,194 single-tenant properties, or 98.2%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 10.2 years.

The following table sets forth certain information regarding the timing of the initial lease term expirations (excluding extension options) on our 1,173 net-leased, single-tenant retail properties at September 30, 2002 (dollars in thousands):


                                     Number of                   Annualized                Percentage of
           Year                  Leases Expiring(1)              Rent(1)(2)               Annualized Rent
----------------------------------------------------------------------------------------------------------------
           2002                          28                     $   3,316                        2.4%
           2003                          81                         6,909                        5.0
           2004                         122                        10,422                        7.6
           2005                          87                         6,802                        4.9
           2006                          75                         6,696                        4.9
           2007                         115                         8,364                        6.1
           2008                          64                         5,793                        4.2
           2009                          28                         2,555                        1.9
           2010                          42                         3,742                        2.7
           2011                          35                         5,324                        3.9
           2012                          52                         6,237                        4.5
           2013                          70                        12,348                        9.0
           2014                          36                         6,546                        4.8
           2015                          32                         3,417                        2.5
           2016                          14                         1,498                        1.1
           2017                          17                         5,297                        3.9
           2018                          16                         1,988                        1.4
           2019                          49                         8,246                        6.0
           2020                          11                         4,166                        3.0
           2021                          95                        14,367                       10.5
           2022                          92                         9,098                        6.6
           2023                           2                           341                        0.2
           2024                           1                           216                        0.2
           2026                           2                           372                        0.3
           2033                           2                         1,118                        0.8
           2034                           2                           834                        0.6
           2037                           3                         1,343                        1.0
----------------------------------------------------------------------------------------------------------------

          Totals                      1,173                      $ 137,355                 100.0%
================================================================================================================

(1) This table does not include five multi-tenant properties and 21 vacant, unleased single-tenant properties owned by the Company and properties owned by our subsidiary, Crest Net. The lease expirations for properties under construction are based on the estimated date of completion of such properties.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of September 30, 2002 for each of the properties by 12 and adding the previous 12 month's historic percentage rent on properties owned at September 30, 2002, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenants' gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

The following table sets forth certain state-by-state information regarding Realty Income's property portfolio as of September 30, 2002 (dollars in thousands):

                                                         Approximate
                          Number of      Percent          Leasable             Annualized        Percentage of
State                   Properties(1)    Leased          Square Feet           Rent(1)(2)       Annualized Rent
------------------------------------------------------------------------------------------------------------------
Alabama                       15           93%              142,600           $     1,393               1.0%
Alaska                         2          100               128,500                 1,003               0.7
Arizona                       35           97               248,800                 3,980               2.8
Arkansas                       8          100                48,800                   916               0.6
California                    61           98             1,015,000                14,768              10.3
Colorado                      43          100               266,300                 4,195               2.9
Connecticut                   16          100               245,600                 3,709               2.6
Delaware                       1          100                 5,400                    72                 *
Florida                       90           97             1,148,400                15,140              10.6
Georgia                       68          100               504,100                 7,100               5.0
Idaho                         11          100                52,000                   775               0.5
Illinois                      41          100               322,200                 4,558               3.2
Indiana                       29           97               165,500                 2,139               1.5
Iowa                          10          100                67,600                   702               0.5
Kansas                        21          100               190,000                 2,215               1.6
Kentucky                      13          100                43,600                 1,134               0.8
Louisiana                      7          100                47,100                   723               0.5
Maryland                      15          100               118,500                 2,792               2.0
Massachusetts                 30          100               138,300                 2,902               2.0
Michigan                      14          100                87,300                 1,243               0.9
Minnesota                     22           95               237,300                 2,250               1.6
Mississippi                   21          100               174,000                 1,720               1.2
Missouri                      35          100               230,400                 3,010               2.1
Montana                        2          100                30,000                   305               0.2
Nebraska                      10          100                91,200                 1,211               0.8
Nevada                        10          100               100,700                 1,593               1.1
New Hampshire                  6          100                23,900                   594               0.4
New Jersey                    23          100               110,800                 3,892               2.7
New Mexico                     5          100                46,000                   362               0.3
New York                      24          100               265,600                 5,656               4.0
North Carolina                37          100               199,300                 4,101               2.9
North Dakota                   1          100                22,000                    65                 *
Ohio                          66           95               370,600                 5,550               3.9
Oklahoma                      19          100               107,600                 1,544               1.1
Oregon                        18          100               206,000                 1,960               1.4
Pennsylvania                  32          100               251,200                 3,577               2.5
Rhode Island                   1          100                 3,500                   116               0.1
South Carolina                47           98               142,000                 4,008               2.8
South Dakota                   2          100                12,600                   176               0.1
Tennessee                     33          100               248,800                 3,382               2.4
Texas                        152           95             1,201,200                14,069               9.8
Utah                           7           86                43,300                   427               0.3
Vermont                        1          100                 2,500                    87               0.1
Virginia                      33          100               320,200                 6,202               4.3
Washington                    39           97               256,900                 3,113               2.2
West Virginia                  2          100                16,800                   161               0.1
Wisconsin                     17          100               168,400                 1,984               1.4
Wyoming                        4          100                20,100                   280               0.2
------------------------------------------------------------------------------------------------------------------
Totals/Average             1,199            98%           9,888,500           $   142,854             100.0%
==================================================================================================================

* Less than 0.1%

(1)      Does not include properties owned by our subsidiary, Crest Net.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of September 30, 2002 for each of the properties by 12 and adding the previous 12 month's historic percentage rent on properties owned at September 30, 2002, which totaled $1.7 million (i.e., additional rent calculated as a percentage of the tenants' gross sales above a specified level). For the properties under construction, an estimated contractual base rent is used based upon the estimated total costs of each property.

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

Approximately 97.8% or 1,173 of the 1,199 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property costs and expenses. These lease features reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.


                       IMPACT OF ACCOUNTING PRONOUNCEMENTS

A. In September 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

The Company adopted Statement No. 142 effective January 1, 2002. At the date of adoption, the Company had unamortized goodwill in the amount of $17.2 million. Amortization expense related to goodwill was $231,000 and $693,000 during third quarter and first nine months of 2001, respectively. The Company does not have any intangible assets or unamortized negative goodwill. As required by Statement No. 142, we applied our goodwill to the relevant "reporting units" which were determined to be the seven industry segments we had investments in at the time the goodwill originated. During the second quarter of 2002, we completed the transitional impairment testing of our goodwill and found that our goodwill was not impaired.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

We are exposed to interest rate changes primarily as a result of our credit facilities and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates and may selectively enter into derivative financial instruments such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We are not a party to any derivative financial instruments as of September 30, 2002. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in table in millions).

                                       Expected Maturity Data
                               ---------------------------------------
                                    2003             Thereafter           Total            Fair Value(2)
                                    ----             ----------           -----            -------------
Fixed rate debt                      --              $ 230.0(1)         $ 230.0              $ 233.2
Average interest rate                --                  7.99%              7.99%
Variable rate debt                 $102.2                   --          $ 102.2              $ 102.2
Average interest rate                 2.99%                 --              2.99%

(1) $110 million matures in 2007, $100 million matures in 2008 and $20 million matures in 2009.

(2) We base the fair value of the fixed rate debt at September 30, 2002 on the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

The table incorporates only those exposures that exist as of September 30, 2002, it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.


Item 4. CONTROLS AND PROCEDURES
        -----------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE. We maintain disclosure controls and procedures (as defined in Securities Exchange Act 1934 Rules 13a-14(c) and 15d-14(c)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.


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

EXHIBIT NO.       DESCRIPTION
-----------       -----------

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

     10.1 $250 million Credit Facility Agreement dated October 28, 2002 (filed herein).

B. Two reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

       On July 24, 2002, we filed a Form 8-K in connection with the issuance of 1,550,000 shares of the Company's common stock pursuant to the Company's shelf registration statement on Form S-3 filed on June 16, 1999, as amended on July 13, 1999.

       On August 9, 2002, we filed a Form 8-K containing the certification of Thomas A. Lewis, the Registrant's Chief Executive Officer, and Paul M. Meurer, the Registrant's Chief Financial Officer, pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REALTY INCOME CORPORATION



(Signature and Title)              /s/ GREGORY J. FAHEY
                                   --------------------------------------------
Date: November 7, 2002             Gregory J. Fahey
                                   Vice President, Controller
                                   (Principal Accounting Officer)

                             OFFICER CERTIFICATIONS


I, Thomas A. Lewis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Realty Income Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 6, 2002             /s/ THOMAS A. LEWIS
                                   --------------------------------------------
                                   Thomas A. Lewis
                                   Chief Executive Officer and
                                   Vice Chairman of the Board

I, Paul M. Meurer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Realty Income Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 6, 2002             /s/ PAUL M. MEURER
                                   --------------------------------------------
                                   Paul M. Meurer
                                   Executive Vice President,
                                   Chief Financial Officer and Treasurer


                                  EXHIBIT INDEX
Exhibit
   No.   Description
-------  -----------
 10.1    $250 million Credit Facility Agreement dated October 28, 2002