Form 10-K/A
period 2001-12-31
REALTY INCOME CORP
filed 2002-12-19
CIK 726728

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001
                         Commission File Number 1-13374

                            REALTY INCOME CORPORATION
             (Exact name of registrant as specified in its charter)

                Maryland                                   33-0580106
-----------------------------------------  -------------------------------------
    (State or other jurisdiction of                      (IRS Employer
     Incorporation or organization)                  Identification Number)


               220 West Crest Street, Escondido, California 92025
                    (Address of principal executive offices)
        Registrant's telephone number, including area code: (760)741-2111

          Securities registered pursuant to Section 12 (b) of the Act:

                                                        Name of Each Exchange
                  Title of Each Class                   On Which Registered
--------------------------------------------      ------------------------------

Common Stock, $1.00 Par Value                         New York Stock Exchange
Preferred Stock Purchase Rights
Class B Preferred Stock, $1.00 Par Value              New York Stock Exchange
Class C Preferred Stock, $1.00 Par Value              New York Stock Exchange
8.25% Monthly Income Senior Notes, due 2008           New York Stock Exchange

--------------------------------------------      ------------------------------

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



The following items are amended:

o  Item 6.   Selected Financial Data

o  Item 7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations

o  Item 8.   Financial Statements and Supplementary Data



                            REALTY INCOME CORPORATION
                             Index to Form 10-K / A
                         ------------------------------

                                                                                                                     Page
PART II

Item 6:      Selected Financial Data ................................................................................   3

Item 7:      Management's Discussion and Analysis of Financial Condition and Results of Operations ..................   4

Item 8:      Financial Statements and Supplementary Data ............................................................  18

Signatures ..........................................................................................................  39

Officer Certifications ..............................................................................................  41

Exhibit Index .......................................................................................................  43


PART II

Item 6: Selected Financial Data
        (not covered by Independent Auditors' Report)

As of or for the years ended December 31,            2001           2000            1999            1998           1997
(dollars in thousands, except per share data)
---------------------------------------------------------------------------------------------------------------------------
Total assets (book value)                       $1,003,708       $934,766        $905,404        $759,234       $577,021
Cash and cash equivalents                            2,467          3,815             773           2,533          2,123
Lines of credit and notes payable                  315,300        404,000         349,200         294,800        132,600
Total liabilities                                  331,915        419,197         370,573         309,025        143,706
Total stockholders' equity                         671,793        515,569         534,831         450,209        433,315
Net cash provided by operating
   activities                                       90,035         56,590          72,154          64,645         52,692
Net change in cash and cash
   equivalents                                       (1,348)        3,042           (1,760)           410            564
Total revenue (2)                                  124,084        116,053         102,071          82,957         65,719
Income from operations (2)                          55,653         46,433          43,429          39,418         32,166
Gain on sales of properties                         10,478          6,712           1,301             526          1,082
Income from discontinued operations (2)              1,427          1,643           1,866           1,586          1,522
Extraordinary item                                      --             --            (355)             --             --
Cumulative effect of change in
   accounting principle                                 --             --              --            (226)            --
Net income                                          67,558         54,788          46,241          41,304         34,770
Preferred stock dividends                            (9,712)        (9,712)        (5,229)             --             --
Net income available to common
   stockholders                                     57,846         45,076          41,012          41,304         34,770
Distributions paid to common
   stockholders                                     64,871         58,262          55,925          52,301         44,367
Ratio of earnings to fixed
   charges (1)                                        3.5x           2.6x            2.7x            3.8x           5.1x
Ratio of earnings to combined
   fixed charges and preferred
   stock dividends (1)                                2.6x           2.0x            2.3x            3.8x           5.1x
Basic and diluted net income per
   common share                                       1.98           1.69            1.53            1.55           1.48
Distributions paid per common
   share                                            2.2425         2.1825           2.085           1.965          1.893
Distributions declared per common
   share                                            2.2475         2.1875           2.095           1.975          1.895
Basic weighted average number of
   common shares outstanding                    29,225,359     26,684,598      26,822,285      26,629,936     23,568,831
Diluted weighted average number
   of common shares outstanding                 29,281,120     26,700,806      26,826,090      26,638,284     23,572,715

(1) Ratio of Earnings to Fixed Charges is calculated by dividing earnings by fixed charges. For this purpose, earnings consist of net income before interest expense. Fixed charges are comprised of interest costs (including capitalized interest) and the amortization of debt issuance costs.


(2) Our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 to separately reflect the results of discontinued operations for 22 properties that were sold during the nine months ended September 30, 2002 and nine properties held for sale at September 30, 2002. These results were previously included in income from operations. The revisions had no impact on our consolidated balance sheets or statements of stockholders' equity. The revision had no impact on net income or net income per share of common stock for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. These revisions are being made in conjunction with the expected filing by the Company of a shelf registration statement, as a result of which the Company is required to revise its historical consolidated financial statements in accordance with Financial Accounting Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement No. 144".) Statement No. 144 became effective January 1, 2002 and broadened the reporting requirements of discontinued operations to include a component of an entity rather than a segment of a business. Statement No. 144 states that a component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. In accordance with Statement No. 144, we report each individual property as a reporting component for determining discontinued operations.



Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------------------------



                REVISION OF CONSOLIDATED STATEMENTS OF INCOME AND
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported for the years ended December 31, 2001, 2000 and 1999 to separately reflect the results of discontinued operations for 22 properties that were sold during the nine months ended September 30, 2002 and nine properties held for sale at September 30, 2002. These results were previously included in income from operations. These revisions had no impact on our consolidated balance sheets or statements of stockholders' equity. These revisions had no impact on net income or net income per share of common stock for the years ended December 31, 2001, 2000 and 1999.

These revisions are being made in conjunction with the expected filing by the Company of a shelf registration statement, as a result of which the Company is required to revise its historical consolidated financial statements in accordance with Financial Accounting Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement No. 144".) Statement No. 144 became effective January 1, 2002 and broadened the reporting requirements of discontinued operations to include a component of an entity rather than a segment of a business. Statement No. 144 states that a component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. In accordance with Statement No. 144, we report each individual property as a reporting component for determining discontinued operations. See the discussions of discontinued operations in the "Results of Operations" section below.


                                   THE COMPANY

Realty Income Corporation, The Monthly Dividend Company (R) a Maryland corporation ("Realty Income," the "Company," "our" or "we") was organized to operate as an equity real estate investment trust ("REIT"). Over the past 33 years Realty Income has been acquiring and owning freestanding retail properties that generate rental revenue under long-term (primarily 15 to 20 years) lease agreements. Our monthly distributions are supported by the cash flow from 1,124 retail properties leased to regional and national retail chains.

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

We currently are assigned investment grade corporate credit ratings on our senior unsecured notes from Fitch Ratings, Moody's Investor Service, Inc. and Standard & Poor's Rating Group. Currently, Fitch Ratings has assigned a rating of BBB, Moody's has assigned a rating of Baa3 and Standard & Poor's has assigned a rating of BBB- to our senior notes. These ratings could change based upon, among other things, our results of operations and financial condition.

We also have received credit ratings from the same rating agencies on our preferred stock. Fitch Ratings has assigned a rating of BBB-, Moody's Investor Service, Inc. has assigned a rating of Ba1 and Standard & Poor's Rating Group has assigned a rating of BB+. These ratings could change based upon, among other things, our results of operations and financial condition.

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

                          FUNDS FROM OPERATIONS ("FFO")

Our FFO for 2001 increased by $10.6 million, or 15.8%, to $77.8 million versus $67.2 million in 2000. FFO in 1999 was $65.9 million. The following is a reconciliation of net income available to common stockholders to FFO and information regarding distributions paid and the diluted weighted average number of shares outstanding for 2001, 2000 and 1999 (dollars in thousands):

                                                                         2001               2000              1999
-----------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders                        $     57,846       $     45,076      $      41,012
Depreciation and amortization:
   Continuing operations                                                 28,535             28,413             25,385
   Discontinued operations                                                  590                590                567
Extraordinary item                                                           --                 --                355
Depreciation of furniture, fixtures and equipment                          (115)              (128)              (101)
Provision for impairment losses:
   Continuing operations                                                  1,380                 --                 --
   Discontinued operations                                                   70                 --                 --
Gain on sales of investment properties:
   Continuing operations                                                (10,478)            (6,712)            (1,301)
-----------------------------------------------------------------------------------------------------------------------

Total funds from operations                                        $     77,828       $     67,239      $      65,917
=======================================================================================================================

Distributions paid to common stockholders                          $     64,871       $     58,262      $      55,925
FFO in excess of distributions paid to
   common stockholders                                             $     12,957       $      8,977      $       9,992
Diluted weighted average number of shares
   outstanding                                                       29,281,120         26,700,806         26,826,090

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

AFFO for 2001 increased by $10.7 million, or 15.7%, to $78.9 million versus $68.2 million in 2000. AFFO for 1999 was $66.5 million.

The following is a reconciliation of FFO to adjusted FFO for the years ended December 31, 2001, 2000 and 1999. The adjustments are for non-cash items and capitalized expenditures on existing properties in our portfolio (dollars in thousands):

                                                                       2001               2000               1999
    ------------------------------------------------------------------------------------------------------------------
    Funds from operations                                        $     77,828       $      67,239      $      65,917
    Plus:
      Amortization of settlements on
          treasury lock agreements                                        756                 756                756
      Amortization of deferred financing costs                            958                 990                774
      Amortization of stock compensation                                  301                 194                216
    Less:
      Capitalized leasing costs and commissions                          (401)               (308)              (242)
      Capitalized building improvements                                  (547)                (90)              (148)
      Straight line rent                                                  (12)               (534)              (747)
    ------------------------------------------------------------------------------------------------------------------

    Total adjusted funds from operations                         $     78,883       $      68,247      $      66,526
    ==================================================================================================================

    Distributions paid to common stockholders                    $     64,871       $      58,262      $      55,925

    AFFO in excess of distributions paid to
       common stockholders                                       $     14,012       $       9,985      $      10,601
    Diluted weighted average number of shares
       outstanding                                                 29,281,120          26,700,806         26,826,090

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


                        FFO GENERATED BY CREST NET LEASE

Crest Net generated $2.4 million in FFO for Realty Income during the 2001 and $422,000 during 2000. Crest Net Lease was formed in January 2000.

The following is a calculation of the FFO generated by Crest Net in 2001 and 2000 (dollars in thousands):

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


THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31, 2000.

Rental revenue was $119.9 million for 2001 versus $114.9 million for 2000, an increase of $5.0 million, or 4.4%. The increase in rental revenue is attributable to:

o The 91 properties acquired in 2001, which generated revenue of $2.9 million;
o The 13 properties acquired in 2000, which generated revenue of $6.0 million in 2001 compared to $1.7 million in 2000, an increase of $4.3 million;
o Properties owned by Crest Net, which generated revenue of $1.8 million in 2001 compared to $1.2 million in 2000, an increase of $588,000;
o Properties sold during 2000 and 2001, which generated revenue of $1.4 million in 2001 as compared to $7.0 million in 2000, a decrease of $5.6 million;
o Net rental increase of $900,000 on development properties acquired before 2000 that started paying rent in 2000 and properties that were vacant during part of 2000 or 2001; and
o Same store rents generated on 953 leased properties owned in all of both 2001 and 2000 increased by $1.7 million, or 1.7%, to $103.3 million from $101.6 million.

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


INTEREST EXPENSE. The following is a summary of the five components of interest expense for 2001 and 2000 (dollars in thousands):

                                                                       2001             2000           Net Change
----------------------------------------------------------------------------------------------------------------------
Interest on outstanding loans and notes                             $ 24,479         $ 30,259           $ (5,780)
Amortization of settlements on treasury lock
   agreements                                                            756              756                 --
Credit facility commitment fees                                          513              508                  5
Amortization of credit facility origination costs
   and deferred bond financing costs                                   1,103            1,072                 31
Interest capitalized                                                    (385)          (1,048)               663
----------------------------------------------------------------------------------------------------------------------
Interest expense                                                    $ 26,466         $ 31,547           $ (5,081)
================================================================ ================= ================ ==================

Credit facilities and notes outstanding (dollars in thousands):
Years ended December 31,                                               2001             2000           Net Change
----------------------------------------------------------------------------------------------------------------------

Average outstanding balances                                        $326,050         $384,921           $(58,871)
Average interest rates                                                   7.51%            7.86%            (0.35%)

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


DEPRECIATION AND AMORTIZATION was $28.5 million in 2001 versus $28.4 million in 2000. The increase in depreciation and amortization was due to the acquisition of properties in 2001, which was offset by property sales in 2001. The majority of our 2001 acquisitions occurred during the fourth quarter. Depreciation of buildings and improvements is computed using the straight-line method over an estimated useful life of 25 years. If we used a shorter or longer estimated useful life it could have a material impact on our results of operations and financial position. We believe that 25 years is an appropriate estimate of useful life.

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


GENERAL AND ADMINISTRATIVE EXPENSES increased by $996,000 to $7.8 million in 2001 versus $6.8 million in 2000. General and administrative expenses as a percentage of revenue increased to 6.3% in 2001 as compared to 5.9% in 2000. Included in general and administrative expenses are $496,000 and $333,000 of expenses attributable to Crest Net in 2001 and 2000, respectively. General and administrative expenses, excluding expenses attributable to Crest Net, increased primarily due to increases in the cost of living, which includes increases in payroll costs.

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

PROPERTY EXPENSES were $2.4 million in 2001 and $2.0 million in 2000. The $409,000 increase in property expenses is primarily attributable to an increase in portfolio property insurance and costs associated with properties available for lease.

OTHER EXPENSES were $1.8 million in 2001 and $807,000 in 2000. The increase in 2001 is primarily attributable to an increase in Crest Net income taxes. The following is a summary of our other expenses in 2001 and 2000 (dollars in thousands):

                                                                       2001              2000           Net Change
----------------------------------------------------------------------------------------------------------------------
Realty Income state and local income taxes                           $     392          $   475           $    (83)
Crest Net income taxes                                                   1,400              332              1,068
----------------------------------------------------------------------------------------------------------------------

Other expenses                                                       $   1,792          $   807           $    985
======================================================================================================================


PROVISION FOR IMPAIRMENT LOSSES of $1.45 million was recorded in 2001, of which $70,000 is included in income from discontinued operations. No provision for impairment loss was recorded in 2000 or 1999. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. The carrying value of our real estate is the largest component of our consolidated balance sheet. If events should occur that required us to reduce the carrying value of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations or financial position.


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

INCOME FROM DISCONTINUED OPERATIONS. In accordance with Statement No. 144, the operations of nine properties listed as held for sale at September 30, 2002, plus 22 properties sold during the first nine months of 2002 were reported as income from discontinued operations for the years 2001, 2000 and 1999. The following is a summary of our income from discontinued operations for the years ended December 31, 2001 and 2000 (dollars in thousands):


                                                             2001          2000
------------------------------------------------------------------ -------------
Rental revenue                                            $ 2,173       $ 2,256
Other revenue                                                  14            --
Depreciation and amortization                                (590)         (590)
Property expenses                                            (100)          (23)
Provision for impairment loss                                 (70)           --
--------------------------------------------------------------------------------
Income from discontinued operations                       $ 1,427       $ 1,643
================================================================================


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


THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31, 1999.

RENTAL REVENUE was $114.9 million for 2000 versus $101.9 million for 1999, an increase of $13.0 million, or 12.8%. The increase in rental revenue was primarily due to the acquisition of 110 properties in 1999. These properties generated revenue of $15.4 million in 2000 compared to $6.9 million in 1999, an increase of $8.5 million. Included in rental revenue for 2000 is $1.2 million from properties owned by Crest Net.

Percentage rent, which is included in rental revenue, was $2.0 million in 2000 and $1.7 million in 1999. Same store rents generated on 867 leased properties owned during all of both 2000 and 1999 increased by $1.5 million or 1.7%, to $88.9 million from $87.4 million.


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


DEPRECIATION AND AMORTIZATION was $28.4 million in 2000 versus $25.4 million in 1999. The increase in 2000 was primarily due to the full-year effect of depreciation on the properties acquired in 1999.


GENERAL AND ADMINISTRATIVE EXPENSES increased by $300,000 to $6.8 million in 2000 versus $6.5 million in 1999. General and administrative expenses as a percentage of revenue decreased to 5.9% in 2000 as compared to 6.4% in 1999. Included in general and administrative expenses for 2000 are $305,000 of expenses attributable to Crest Net.


PROPERTY EXPENSES were $2.0 million in 2000 and $1.8 million in 1999. The $193,000 increase in property expenses is primarily attributable to costs associated with properties available for lease.

Other expenses were $807,000 in 2000 and $424,000 in 1999. The increase in 2000 is primarily attributable to Crest Net state and federal income taxes of $332,000. The following is a summary of our other expenses for the years ended December 31, 2000 and 1999 (dollars in thousands):

                                                                       2000              1999           Net Change
----------------------------------------------------------------------------------------------------------------------
Realty Income state and local income taxes                            $ 475             $ 424              $  51
Crest Net income taxes                                                  332                --                332
----------------------------------------------------------------------------------------------------------------------

Other expenses                                                        $ 807             $ 424              $ 383
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

INCOME FROM DISCONTINUED OPERATIONS. The following is a summary of our income from discontinued operations for the years ended December 31, 2000 and 1999 (dollars in thousands):


                                                              2000          1999
--------------------------------------------------------------------------------
Rental revenue                                            $ 2,256       $ 2,408
Other revenue                                                  --            32
Depreciation and amortization                                (590)         (567)
Property expenses                                             (23)           (7)
Provision for impairment loss                                  --            --
--------------------------------------------------------------------------------

Income from discontinued operations                       $ 1,643       $ 1,866
================================================================================


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


Item 8: Financial Statements and Supplementary Data
        -------------------------------------------

Table of Contents                                                                                     Page

         A.     Independent Auditors' Report.........................................................   19

         B.     Consolidated Balance Sheets,
                December 31, 2001 and 2000...........................................................   20

         C.     Consolidated Statements of Income,
                Years ended December 31, 2001, 2000 and 1999.........................................   21

         D.     Consolidated Statements of Stockholders' Equity,
                Years ended December 31, 2001, 2000 and 1999.........................................   22

         E.     Consolidated Statements of Cash Flows,
                Years ended December 31, 2001, 2000 and 1999.........................................   23

         F.     Notes to Consolidated Financial Statements...........................................   24

         G.     Consolidated Quarterly Financial Data
                (unaudited) for 2001 and 2000........................................................   38

         H.     Schedule III Real Estate and Accumulated Depreciation (incorporated by reference to the Schedule III Real Estate and
                Accumulated Depreciation filed with Realty Income's Form 10-K for the fiscal year ended December 31, 2001)

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


                                         /s/KPMG LLP


San Diego, California
January 18, 2002,
   except as to Note 22, which is as of February 28, 2002; and as to the tenth paragraph of Note 2, Notes 3, 12B and 20, which are as of December 9, 2002

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

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               --------------------------------------------------

                  Years Ended December 31, 2001, 2000 and 1999
                  (dollars in thousands, except per share data)

                                                              2001                 2000                 1999
---------------------------------------------------------------------------------------------------------------------
REVENUE
    Rental                                              $      119,888       $      114,934       $      101,862
    Gain on sales of real estate acquired for resale             3,374                  766                   --
    Interest and other                                             822                  353                  209
---------------------------------------------------------------------------------------------------------------------

                                                               124,084              116,053              102,071
---------------------------------------------------------------------------------------------------------------------

EXPENSES
    Interest                                                    26,466               31,547               24,473
    Depreciation and amortization                               28,535               28,413               25,385
    General and administrative                                   7,840                6,844                6,544
    Property                                                     2,418                2,009                1,816
    Other                                                        1,792                  807                  424
    Provision for impairment losses                              1,380                   --                   --
---------------------------------------------------------------------------------------------------------------------

                                                                68,431               69,620               58,642
---------------------------------------------------------------------------------------------------------------------

Income from operations                                          55,653               46,433               43,429
Gain on sales of investment properties                          10,478                6,712                1,301
---------------------------------------------------------------------------------------------------------------------

Income from continuing operations                               66,131               53,145               44,730
Income from discontinued operations                              1,427                1,643                1,866
Extraordinary loss on early extinguishment
    of credit facility                                              --                   --                 (355)
---------------------------------------------------------------------------------------------------------------------

Net income                                                      67,558               54,788               46,241
Preferred stock dividends                                       (9,712)              (9,712)              (5,229)
---------------------------------------------------------------------------------------------------------------------

Net income available to common stockholders            $        57,846       $       45,076       $       41,012
=====================================================================================================================

Income from continuing operations per common share:
    Basic and diluted                                  $          1.93       $         1.63       $         1.47
Net income available to common stockholders
    per common share:
    Basic and diluted                                  $          1.98       $          1.69      $          1.53


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

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   --------------------------------------------------------------------------

                  Years Ended December 31, 2001, 2000 and 1999
                             (dollars in thousands)


                                                                             Preferred       Common
                                                    Shares of                stock and     stock and      Distributions
                                             ------------------------------
                                             Preferred     Common             paid in       paid in       in excess of
                                               Stock        Stock             capital       capital        net income        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                        --     26,817,103    $          --     $  636,486      $   (186,277)    $ 450,209

Net income                                        --             --               --             --            46,241        46,241
Distributions paid and payable                    --             --               --             --           (61,423)      (61,423)
Shares issued in stock offering, net
    of offering costs of $3,821            4,140,000             --           99,679             --                --        99,679
Shares issued                                     --          5,600               --            139                --           139
Shares forfeited                                  --           (539)              --            (14)               --           (14)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                 4,140,000     26,822,164           99,679        636,611          (201,459)      534,831
Net income                                        --             --               --             --            54,788        54,788
Distributions paid and payable                    --             --               --             --           (68,060)      (68,060)
Shares purchased                             (14,300)      (284,500)            (276)        (6,223)               --        (6,499)
Shares issued                                     --         27,800               --            593                --           593
Shares forfeited                                  --         (1,945)              --            (49)               --           (49)
Stock offering costs                              --             --              (35)            --                --           (35)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                 4,125,700     26,563,519           99,368        630,932          (214,731)      515,569

Net income                                        --             --               --             --            67,558        67,558
Distributions paid and payable                    --             --               --             --           (75,907)      (75,907)
Shares issued in stock offerings, net
    of offering costs of $9,044                   --      5,900,000               --        157,041                --       157,041
Shares purchased                                  --         (6,800)              --           (169)               --          (169)
Shares issued                                     --        380,527               --          9,340                --         9,340
Shares forfeited                                  --         (8,135)              --           (202)               --          (202)
Deferred stock compensation, net of
  forfeitures and amortization                    --             --               --         (1,437)               --        (1,437)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                 4,125,700     32,829,111     $     99,368   $    795,505    $     (223,080)    $ 671,793
====================================================================================================================================



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            --------------------------------------------------------
                  Years Ended December 31, 2001, 2000 and 1999
                             (dollars in thousands)

                                                                            2001              2000               1999
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $       67,558    $       54,788     $       46,241
Adjustments to net income:
   Depreciation and amortization                                              28,535            28,413             25,385
   Provision for impairment losses                                             1,380                --                 --
   Income from discontinued operations                                        (1,427)           (1,643)            (1,866)
   Cash from discontinued operations                                           2,087             2,233              2,433
   Investments in real estate acquired for resale                            (24,535)          (28,577)                --
   Proceeds from sales of real estate acquired for resale                     28,912             6,215                 --
   Gain on sales of real estate acquired for resale                           (3,374)             (766)                --
   Gain on sales of investment properties                                    (10,478)           (6,712)            (1,301)
   Extraordinary item                                                             --                --                355
   Amortization of deferred stock compensation                                   301                --                 --
Changes in assets and liabilities:
   Accounts receivable and other assets                                        1,125               485                 25
   Accounts payable, accrued expenses and other liabilities                      (49)            2,154                882
----------------------------------------------------------------------------------------------------------------------------

   Net cash provided by operating activities                                  90,035            56,590             72,154
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties                                  39,543            22,536              9,431
Acquisition of and additions to investment properties                       (132,291)          (56,142)          (174,056)
Increase in other assets                                                          --              (450)                --
Payment of other liabilities                                                      --                --             (1,713)
----------------------------------------------------------------------------------------------------------------------------

   Net cash used in investing activities                                     (92,748)          (34,056)          (166,338)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit                                              196,300           157,700            221,200
Payments under lines of credit                                              (285,000)         (102,900)          (186,800)
Distributions to common stockholders                                         (64,871)          (58,262)           (55,925)
Distributions to preferred stockholders                                       (9,712)           (9,712)            (5,229)
Proceeds from common stock offerings,
    net of offering costs                                                    157,041                --                 --
Proceeds from preferred stock offerings,
    net of offering costs                                                         --               (35)            99,679
Proceeds from other stock issuances                                            7,776               216                 --
Proceeds from notes issued, net of costs of $501                                  --                --             19,499
Shares purchased                                                                (169)           (6,499)                --
----------------------------------------------------------------------------------------------------------------------------

   Net cash provided by (used in) financing activities                         1,365           (19,492)            92,424
----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                          (1,348)            3,042             (1,760)
Cash and cash equivalents, beginning of year                                   3,815               773              2,533
----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                $        2,467    $        3,815     $          773
============================================================================================================================
For supplemental disclosures, see note 16.

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          -------------------------------------------------------------

                        December 31, 2001, 2000 and 1999


1. ORGANIZATION AND BASIS OF PRESENTATION

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

Our consolidated statements of income and consolidated statements of cash flows have been revised from those originally reported for the years ended December 31, 2001, 2000 and 1999 to separately reflect the results of discontinued operations for 22 properties that were sold during the nine months ended September 30, 2002 and nine properties listed as held for sale at September 30, 2002. These revisions had no impact on our consolidated balance sheets or statements of stockholders' equity. These revisions had no impact on net income or net income per share of common stock for the years ended December 31, 2001, 2000 and 1999.

These revisions are being made in conjunction with the expected filing by the Company of a shelf registration statement, as a result of which the Company is required to revise its historical consolidated financial statements in accordance with Financial Accounting Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement No. 144".) Statement No. 144 became effective January 1, 2002 and broadened the reporting requirements of discontinued operations to include a component of an entity rather than a segment of a business. Statement No. 144 states that a component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. In accordance with Statement No. 144, we report each individual property as a reporting component for determining discontinued operations. The tenth paragraph of Note 2, Note 3, 12B and 20 to the consolidated financial statements show the effects of the revisions.


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

Provision for Impairment Losses - We review long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment loss is measured as the amount by which the current book value of the asset exceeds the fair value of the asset. If a property is held for sale, it is carried at the lower of cost or estimated fair value, less costs to sell. A provision for impairment losses of $1.45 million was recorded in 2001, of which $70,000 is included in income from discontinued operations. No provision for impairment loss was recorded in 2000 or 1999.

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

Reclassifications - Certain of the 2000 and 1999 balances have been reclassified to conform to the 2001 presentation.

3. DISCONTINUED OPERATIONS

The operations of nine properties listed as held for sale at September 30, 2002, plus 22 properties sold during the first nine months of 2002 were reported as income from discontinued operations for the years ended 2001, 2000 and 1999. The following is a summary of our income from discontinued operations for the years ended December 31, 2001, 2000 and 1999 (dollars in thousands):


                                                                     2001          2000          1999
     ----------------------------------------------------------------------------------------------------
     Rental revenue                                                 $ 2,173       $ 2,256       $ 2,408
     Other revenue                                                       14            --            32
     Depreciation and amortization                                     (590)         (590)         (567)
     Property expenses                                                 (100)          (23)           (7)
     Provision for impairment loss                                      (70)           --            --
     ----------------------------------------------------------------------------------------------------

     Income from discontinued operations                            $ 1,427       $ 1,643       $ 1,866
     ====================================================================================================

     Basic and diluted income from discontinued
          operations per common share                               $  0.05       $  0.06       $  0.07

The following is a summary of the assets and liabilities associated with the nine properties listed as held for sale at September 30, 2002, plus 22 properties sold during the first nine months of 2002 (dollars in thousands):

As of December 31,                                      2001                2000
                                                 -------------------------------

Segment net real estate:
   Automotive parts                                  $   347            $    364
   Child care                                          2,298               2,480
   Health and fitness                                     87                  87
   Home furnishings                                    2,696               2,788
   Restaurants                                         6,640               6,934
   Other non-reportable segments                       1,590               1,638
--------------------------------------------------------------------------------

   Total net real estate                              13,658              14,291
Non-real estate assets                                    76                 114
--------------------------------------------------------------------------------

Total assets                                         $13,734            $ 14,405
================================================================================

Accounts payable and accrued expenses                $   161            $    162
Other liabilities                                         60                  25
--------------------------------------------------------------------------------

Total liabilities                                    $   221            $    187
================================================================================

4. INVESTMENT IN SUBSIDIARY

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

5. CREDIT FACILITIES

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

In December 1999, our previous $170 million credit facility was canceled simultaneously with the execution of the $200 million credit facility, and unamortized fees of $355,000 relating to our $170 million credit facility were recorded as an extraordinary loss on early extinguishment of the credit facility. This resulted in an extraordinary item of $0.01 per basic and diluted common share in 1999.

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


6. NOTES PAYABLE

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


7. PROPERTY ACQUISITIONS

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


8. DISTRIBUTIONS PAID AND PAYABLE

A. We pay monthly distributions to our common stockholders. The following is a summary of monthly cash distributions paid per common share for the years ended December 31:

       Month                        2001              2000             1999
--------------------------------------------------------------------------------

January                          $0.18500          $0.18000         $0.17000
February                          0.18500           0.18000          0.17000
March                             0.18500           0.18000          0.17000
April                             0.18625           0.18125          0.17250
May                               0.18625           0.18125          0.17250
June                              0.18625           0.18125          0.17250
July                              0.18750           0.18250          0.17500
August                            0.18750           0.18250          0.17500
September                         0.18750           0.18250          0.17500
October                           0.18875           0.18375          0.17750
November                          0.18875           0.18375          0.17750
December                          0.18875           0.18375          0.17750
--------------------------------------------------------------------------------

Total                            $2.24250          $2.18250         $2.08500
================================================================================

The following presents the federal income tax characterization of distributions paid or deemed to be paid to common stockholders for the years ended
December 31:

                                       2001              2000             1999
--------------------------------------------------------------------------------

Ordinary income                     $1.94838          $1.76796          $1.84680
Return of capital                    0.29412           0.41454           0.19860
Capital gain                              --                --           0.03960
--------------------------------------------------------------------------------

Totals                              $2.24250          $2.18250          $2.08500
================================================================================

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

The following presents the federal income tax characterization of dividends paid or deemed to be paid to Class B Preferred stockholders for the years ended December 31:

                                   2001                 2000              1999
--------------------------------------------------------------------------------

Ordinary income                 $2.34360             $2.34360           $1.37310
Capital gain                          --                   --            0.02660
--------------------------------------------------------------------------------

Totals                          $2.34360             $2.34360           $1.39970
================================================================================

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

The following presents the federal income tax characterization of dividends paid or deemed to be paid to Class C Preferred stockholders for the years ended December 31:

                                   2001                 2000              1999
--------------------------------------------------------------------------------

Ordinary income                 $2.37480             $2.37480           $0.97070
Capital gain                          --                   --            0.01880
--------------------------------------------------------------------------------

Totals                          $2.37480             $2.37480           $0.98950
================================================================================


9. COMMON STOCK OFFERINGS

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


12. OPERATING LEASES

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

At December 31, 2001, minimum annual rents to be received on the operating leases are as follows (dollars in thousands):

                      For the years ending December 31,
-----------------------------------------------------------------------

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
========================================================================

B. Major Tenants - The following schedule presents rental revenue, including percentage rents, from tenants representing more than 10% of our total revenue for the years ended December 31, 2001, 2000 or 1999 (dollars in thousands):

Tenants                                                        2001                 2000                1999
------------------------------------------------------ ------------------- -------------------- -------------------
Children's World Learning Centers, Inc. (1)                   $14,830              $14,698             $14,371
La Petite Academy, Inc. (2)                                    -- (3)               12,233              10,730

(1) Includes $291, $320 and $312 relating to rental revenue included in income from discontinued operations for 2001, 2000 and 1999, respectively.

(2) Includes $354 and $523 relating to rental revenue included in income from discontinued operations for 2000 and 1999, respectively.

(3) Rental revenue from La Petite Academy, Inc. represented less than 10% of our total revenue for 2001.

13. GAIN ON SALES OF REAL ESTATE ACQUIRED FOR RESALE

In 2001, Crest Net sold nine properties for $28.9 million. We recognized a gain of $3.4 million on the sales of these properties.

In 2000, Crest Net sold two properties for $6.2 million. We recognized a gain of $766,000 on the sales of these properties.


14. GAIN ON SALES OF INVESTMENT PROPERTIES

In 2001, we sold 35 properties for $39.5 million and recognized a gain of $10.5 million.

In 2000, we sold or exchanged 21 properties for $45.2 million and recognized a gain of $6.7 million. Included in the 21 properties were two properties leased by one of our tenants that we exchanged for two other properties owned by that tenant for no gain (see note 16B).

In 1999, we sold three properties for $9.4 million and recognized a gain of $1.3 million.


15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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


16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

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

D. In 2001, we reclassified unamortized amounts of restricted stock grants included in other assets to deferred stock compensation (reported as a component of common stock and paid in capital), which resulted in the following:

       Other assets                                $ (376)
       Deferred stock compensation                    376

E. Restricted stock grants resulted in the following:

                                             2001           2000            1999
                                             ----           ----            ----
       Other assets                         $  --          $ 377           $ 139
       Common stock and paid in capital     1,564            377             139
       Deferred stock compensation          1,564             --              --

F. Restricted stock forfeitures resulted in the following:

                                             2001           2000            1999
                                             ----           ----            ----
       Other assets                          $ --          $ (49)          $(14)
       Common stock and paid in capital      (202)           (49)           (14)
       Deferred stock compensation           (202)            --             --


17. EMPLOYEE BENEFIT PLAN

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


18. STOCK INCENTIVE PLAN

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

The fair value of each stock option grant was estimated at the date of grant using the binomial option-pricing model with the following assumptions:

                                                   2000                    1999
--------------------------------------------------------------------------------

Expected dividend yield                            9.70%                   7.66%
Risk-free interest rate                            6.30%                   5.04%
Volatility                                        15.00%                  15.20%
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

                                                          2001                     2000                  1999
-------------------------------------------------------------------------- --------------------------------------------
Net income available to common stockholders (dollars in thousands):
   As reported                                         $ 57,846                 $ 45,076              $ 41,012
   Pro forma                                             57,630                   44,983                40,536

Diluted net income per common share:
   As reported                                         $   1.98                 $   1.69              $   1.53
   Pro forma                                               1.97                     1.68                  1.51


19. STOCKHOLDER RIGHTS PLAN

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

20. SEGMENT INFORMATION

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of December 31, 2001 (dollars in thousands):

                                                                                      Revenue
                                                              --------------------------------------------------------
For the years ended December 31,                                     2001                2000               1999
                                                              --------------------------------------------------------
Segment rental revenue:
   Automotive parts                                                 $ 9,883             $ 9,482           $ 8,826
   Automotive service                                                 6,893               6,864             6,869
   Child care                                                        28,160              27,917            25,593
   Consumer electronics                                               4,734               5,728             5,794
   Convenience stores                                                10,137               9,679             7,557
   Health and fitness                                                 4,280               2,781               614
   Home furnishings                                                   6,817               6,352             6,658
   Restaurants                                                       13,646              13,258            12,751
   Sporting goods                                                     1,116                  --                --
   Theaters                                                           5,209               3,175               582
   Video rental                                                       4,465               4,514             4,444
   Other non-reportable segments(1)                                  24,548              25,184            22,174
Reconciling items:
      Gain on sales of real estate acquired for resale                3,374                 766                --
      Interest and other                                                822                 353               209
----------------------------------------------------------------------------------------------------------------------

Total revenue                                                      $124,084            $116,053          $102,071
======================================================================================================================

(1)  Consolidates 13 retail industry segments and Crest Net.

                                                                              Assets
                                                              ----------------------------------------
As of December 31,                                                   2001                2000
                                                              ------------------- --------------------
Segment net real estate:
   Automotive parts                                                $ 73,240            $ 74,487
   Automotive service                                                44,438              47,603
   Child care                                                       142,163             149,838
   Consumer electronics                                              35,950              40,820
   Convenience stores                                                81,701              81,639
   Health and fitness                                                43,549              34,918
   Home furnishings                                                  68,384              70,140
   Restaurants                                                      130,393              82,402
   Sporting goods                                                    50,506                  --
   Theaters                                                          47,273              48,003
   Video rental                                                      37,719              39,598
   Other non-reportable segments(1)                                 212,354             224,830
----------------------------------------------------------------------------------------------------------------------

   Total net real estate                                            967,670             894,278
Non-real estate assets                                               36,038              40,488
----------------------------------------------------------------------------------------------------------------------

Total assets                                                     $1,003,708            $934,766
======================================================================================================================

(1)  Consolidates 13 retail industry segments and Crest Net.


21. COMMITMENTS AND CONTINGENCIES

In the ordinary course of our business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated statements taken as a whole.


22. SUBSEQUENT EVENT

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

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED QUARTERLY FINANCIAL DATA
      --------------------------------------------------------------------

                  (dollars in thousands, except per share data)
                  (not covered by Independent Auditors' Report)

                                            First         Second           Third          Fourth
                                           Quarter        Quarter         Quarter         Quarter          Year
---------------------------------------------------------------------------------------------------------------------
2001
Total revenue                           $    31,009     $    29,372    $     30,441    $     33,262    $   124,084
Interest expense                              8,059           6,587           6,080           5,740         26,466
Depreciation and
   amortization expense                       7,062           7,010           7,087           7,376         28,535
Other expenses                                3,755           2,863           3,287           3,525         13,430
Income from operations                       12,133          12,912          13,987          16,621         55,653
Income from discontinued operations             389             400             393             245          1,427
Net income                                   18,473          13,476          17,186          18,423         67,558
Net income available to
   common stockholders                       16,045          11,048          14,758          15,995         57,846
Basic and diluted net
   income per common share(1)                  0.60            0.39            0.50            0.50           1.98
Dividends paid per
  common share                              0.55500         0.55875         0.56250         0.56625        2.24250

2000
Total revenue                           $    27,774     $    27,865    $     29,343    $     31,071    $   116,053
Interest expense                              7,158           7,471           8,184           8,734         31,547
Depreciation and
   amortization expense                       6,601           6,697           6,765           8,350         28,413
Other expenses                                2,197           2,198           2,666           2,599          9,660
Income from operations                       11,818          11,499          11,728          11,388         46,433
Income from discontinued operations             432             426             392             393          1,643
Net income                                   12,912          12,863          12,351          16,662         54,788
Net income available to
   common stockholders                       10,484          10,435           9,923          14,234         45,076
Basic and diluted net
   income per common share                     0.39            0.39            0.37            0.54           1.69
Dividends paid per
  common share                              0.54000         0.54375         0.54750         0.55125        2.18250

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

Date: December 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/WILLIAM E. CLARK
        -----------------------------------
        William E. Clark
        Chairman of the Board of Directors

Date: December 18, 2002


By:     /s/THOMAS A. LEWIS
        -----------------------------------
        Thomas A. Lewis
        Vice Chairman of the Board of Directors,
        Chief Executive Officer
        (Principal Executive Officer)

Date: December 18, 2002


By:     /s/DONALD R. CAMERON
        ----------------------------
        Donald R. Cameron
        Director

Date: December 18, 2002


By:     /s/ROGER P. KUPPINGER
        Roger P. Kuppinger
        Director

Date: December 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/MICHAEL D. MCKEE
        ---------------------
        Michael D. McKee
        Director

Date: December 18, 2002


By:     /s/WILLARD H. SMITH JR
        ----------------------------
        Willard H. Smith Jr
        Director

Date: December 18, 2002


By:     /s/KATHLEEN R. ALLEN, Ph.D.
        ----------------------------
        Kathleen R. Allen, Ph.D.
        Director

Date: December 18, 2002


By:     /s/PAUL M. MEURER
        ----------------------------
        Paul M. Meurer
        Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: December 18, 2002


By:     /s/GREGORY J. FAHEY
        ----------------------------
        Gregory J. Fahey
        Vice President, Controller
        (Principal Accounting Officer)

Date: December 18, 2002

                             OFFICER CERTIFICATIONS


I, Thomas A. Lewis, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of Realty Income Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: December 18, 2002             /s/ THOMAS A. LEWIS
                                    -----------------------------------
                                    Thomas A. Lewis
                                    Chief Executive Officer and
                                    Vice Chairman of the Board

I, Paul M. Meurer, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of Realty Income Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: December 18, 2002             /s/ PAUL M. MEURER
                                    -----------------------------------
                                    Paul M. Meurer
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit No.           Description

23.1                  Independent Auditors' Consent.