Form 10-K
period 2002-12-31
REALTY INCOME CORP
filed 2003-03-05
CIK 726728

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002
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

          Securities registered pursuant to Section 12 (b) of the Act:

                                                      Name of Each Exchange
            Title of Each Class                        On Which Registered
-------------------------------------------     --------------------------------

Common Stock, $1.00 Par Value                       New York Stock Exchange
Preferred Stock Purchase Rights
Class B Preferred Stock, $1.00 Par Value            New York Stock Exchange
Class C Preferred Stock, $1.00 Par Value            New York Stock Exchange
8.25% Monthly Income Senior Notes, due 2008         New York Stock Exchange

-------------------------------------------     --------------------------------
        Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes  [ X ]   No  [   ]

At June 28, 2002, the aggregate market value of the Registrant's shares of common stock, $1.00 par value, held by non-affiliates of the Registrant was $1.2 billion, at the New York Stock Exchange ("NYSE") closing price of $36.92.

At March 1, 2003, the number of common shares outstanding was 34,963,664, the number of Class B preferred shares outstanding was 2,745,700, the number of Class C preferred shares outstanding was 1,380,000 and the number of Monthly Income Senior Notes, due 2008 outstanding was 4,000,000.

Documents incorporated by reference: Part III, Item 10, 11 and 12 incorporate by reference certain specific portions of the definitive proxy statement for Realty Income Corporation's Annual Meeting to be held on May 6, 2003, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report.


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

Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. In particular, some of the factors that could cause actual results to differ materially are:

o    Our continued qualification as a real estate investment trust;
o    General business and economic conditions;
o    Competition;
o    Interest rates;
o    Accessibility of debt and equity capital markets;
o Other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments;
o Changes in the tax laws of the United States of America; and o Acts of terrorism and war.

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

                            REALTY INCOME CORPORATION
                               Index to Form 10-K
                           --------------------------

                                                                                                                     Page
PART I
   Item 1:      Business.............................................................................................   4

   Item 2:      Properties...........................................................................................  21

   Item 3:      Legal Proceedings....................................................................................  21

   Item 4:      Submission of Matters to a Vote of Security Holders..................................................  21

PART II

   Item 5:      Market for the Registrant's Common Equity and Related Stockholder Matters............................  21

   Item 6:      Selected Financial Data..............................................................................  22

   Item 7:      Management's Discussion and Analysis of Financial Condition and Results of Operations................  23

   Item 7A:     Quantitative and Qualitative Disclosures about Market Risk...........................................  37

   Item 8:      Financial Statements and Supplementary Data..........................................................  38

   Item 9:      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................  58

PART III

   Item 10:     Directors and Executive Officers of the Registrant...................................................  58

   Item 11:     Executive Compensation...............................................................................  58

   Item 12:     Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters......................................................................  58

   Item 13:     Certain Relationships and Related Transactions.......................................................  58

PART IV

   Item 14:  Controls and Procedures.................................................................................  59

   Item 15:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................  59

SIGNATURES...........................................................................................................  62

OFFICER CERTIFICATES.................................................................................................  64

EXHIBIT INDEX........................................................................................................  66


PART I

ITEM 1:  BUSINESS
         --------
                                   THE COMPANY

Realty Income Corporation, The Monthly Dividend Company (R), a Maryland corporation ("Realty Income," the "Company," "our" or "we") was organized to operate as an equity real estate investment trust ("REIT"). The Company's primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations ("FFO") per share. Over the past 33 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term (primarily 15 to 20 year) lease agreements. The monthly distributions are supported by the cash flow from our portfolio of retail properties leased to regional and national retail chains.

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

At December 31, 2002, we owned a diversified portfolio:

o    Of 1,197 retail properties;
o With an occupancy rate of 97.7%, or 1,170 properties occupied of the 1,197 properties in the portfolio;
o    Leased to 79 different retail chains;
o    Doing business in 25 separate retail industries;
o    Located in 48 states;
o    With approximately 10 million square feet of leasable space; and
o    With an average leasable retail space of 8,400 square feet.

Of the 1,197 properties in the portfolio, 1,192, or 99.6%, are single-tenant retail properties with the remaining five being multi-tenant properties. At December 31, 2002, 1,165, or 97.7%, of the 1,192 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 10.9 years.

In addition to our real estate portfolio, at December 31, 2002, our taxable REIT subsidiary, Crest Net Lease, Inc. ("Crest Net"), had invested $4.6 million in a portfolio of four retail properties located in three states. These properties are held for sale.

We typically acquire retail store locations under long-term leases with retail chain store operators. This provides capital to the operators for continued expansion and other corporate purposes. Our acquisition and investment activities are concentrated in well-defined target markets and generally focus on middle-market retailers providing goods and services that satisfy basic consumer needs.

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

The six senior officers of the Company owned 1.0% of the Company's outstanding common stock with a market value of $11.9 million at March 1, 2003. The directors and six senior officers of the Company, as a group, owned 2.6% of the Company's outstanding common stock with a market value of $31.8 million at March 1, 2003.

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

Realty Income's 8.25% Monthly Income Senior Notes, due 2008 are listed on the NYSE under the ticker symbol "OUI". The cusip number of these notes is 756109-203.

Realty Income had 56 employees as of March 1, 2003.

We maintain an Internet website at www.realtyincome.com. On our website we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file these reports with the Securities and Exchange Commission ("SEC").


                               RECENT DEVELOPMENTS

ISSUANCE OF COMMON STOCK. In July 2002, we issued 1,550,000 shares of common stock at a price of $33.40 per share. The net proceeds of $48.9 million were used to repay a portion of our $200 million acquisition credit facility.

In February 2002, we issued 273,150 shares of common stock to a unit investment trust at a net price to us of $30.26 per share, based on a 5% discount to the market price at the time of issuance of $31.85 per share. The net proceeds of $8.2 million were used to repay a portion of our $200 million acquisition credit facility.

NEW $250 MILLION BANK CREDIT FACILITY. In October 2002, we entered into a new $250 million credit facility to replace our existing $200 million acquisition credit facility and our $25 million credit facility, each of which was scheduled to expire in 2003. Under the terms of the new credit facility, total funds available were increased by $25 million. Concurrent with the closing of the new facility, our previous credit facilities were canceled.

The borrowing rate on the new credit facility was reduced compared to the previous credit facilities. Realty Income's current investment grade credit ratings provide for financing at LIBOR (London Interbank Offered Rate) plus 90 basis points with a facility fee of 20 basis points, for all-in drawn pricing of 110 basis points over LIBOR as compared to an all-in pricing of 145 basis points on our previous credit facilities. The term of the new facility extends through October 2005.

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

UNIVERSAL SHELF REGISTRATION OF $500 MILLION. In December 2002, we filed a universal shelf registration statement with the SEC covering up to $500 million in value of common stock, preferred stock and debt securities. This registration statement was declared effective by the SEC in January 2003. Through March 1, 2003, we have not issued any securities under the universal shelf registration statement.

PROPERTY ACQUISITIONS. In 2002, we acquired 108 properties (the "New Properties") located in 24 states. In 2002, we invested $133.3 million in the New Properties and properties under development, excluding estimated unfunded development costs at December 31, 2002 of $9.3 million and investments by Crest Net.

The initial weighted average annual unleveraged return on the $133.3 million invested in 2002 is estimated to be 10.4%, computed as estimated contractual net operating income (which in the case of a net-leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs. Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentage listed above.

The New Properties are expected to contain approximately 719,800 leasable square feet and are 100% leased under net leases, with an average initial lease term of
19.8 years. As of December 31, 2002, six of the New Properties were leased and under construction, pursuant to contracts under which the tenants agreed to develop the properties (with development costs funded by Realty Income) and with rent scheduled to begin in 2003.

FUNDS FROM OPERATIONS (FFO). In 2002, our FFO increased by $17.3 million, or 22.2%, to $95.1 million versus $77.8 million in 2001. See our discussion of FFO in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report, which includes a reconciliation of net income available to common stockholders to FFO.

In 2002, Crest Net generated $2.7 million in FFO for Realty Income. The future contribution, if any, to our FFO by Crest Net will depend on the timing and the number of property sales it achieves, if any, in a given year.

CREST NET. We created Crest Net in January 2000 to buy, own and sell properties, primarily to buyers using tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"). Realty Income owns 100% of Crest Net's stock. The financial statements of Crest Net are consolidated into Realty Income's financial statements. All material intercompany transactions have been eliminated in consolidation.

In 2002, Crest Net invested $6.1 million in three retail properties and properties under development. These three new properties are expected to contain approximately 13,200 leasable square feet, are 100% leased and have initial lease terms averaging 18.4 years. Two of these properties were sold in 2002.

In 2002, Crest Net sold 23 properties for $27.3 million and Realty Income recorded a gain of $3.5 million, before income taxes. At the end of 2002, Crest Net carried an inventory of $4.6 million, which is included on Realty Income's consolidated balance sheet in real estate held for sale, net.

SALES OF INVESTMENT PROPERTIES. In 2002, we sold or exchanged 35 properties for a total of $20.2 million and recognized a gain of $6.3 million. Of this gain, $6.0 million is included in income from discontinued operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At December 31, 2002, we classified real estate with a carrying amount of $6.5 million as held for sale, which includes $4.6 million in properties owned by Crest Net. Additionally, we anticipate selling properties from our portfolio that have not yet been specifically identified. We anticipate we will receive between $15 million and $30 million in proceeds from the sale of properties during the next 12 months. We intend to invest these proceeds into new property acquisitions.

INCREASES IN MONTHLY DISTRIBUTIONS TO COMMON STOCKHOLDERS. We continue our 33-year policy of paying distributions monthly. In the past 12 months, we increased monthly distributions per share by $0.00125 on four separate occasions. In April 2002 the increase per share was to $0.19125, in July 2002 to $0.1925, in October 2002 to $0.19375 and in January 2003 to $0.195. The increase in January 2003 was our 21st consecutive quarterly increase and 23rd increase in the amount of our dividend since the Company's listing on the NYSE in 1994. In 2002, we paid 12 monthly cash distributions per share; three in the amount of $0.19, three in the amount of $0.19125, three in the amount of $0.1925, and three in the amount of $0.19375, totaling $2.3025 per share. In December 2002, January 2003 and February 2003, we declared distributions of $0.195 per share, which were paid on January 15, 2003, and February 18, 2003, and will be paid on March 17, 2003, respectively.

The monthly distribution of $0.195 per share represents a current annualized distribution of $2.34 per share, and an annualized distribution yield of approximately 6.8% based on the last reported sale price of the Company's Common Stock on the NYSE of $34.66 on March 1, 2003. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be for any future period.


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

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains) and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains). In 2002, our distributions totaled approximately 106.9% of our estimated REIT taxable income. Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization. We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Our 2002 distributions to common stockholders were 82.1% of our funds from operations.

Our future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, FFO, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code, our debt service requirements and other factors as the Board of Directors may deem relevant. In addition, our credit facility contains financial covenants which could limit the amount of distributions payable by us in the event of a deterioration in our results of operations or financial condition, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent we recognize capital gains and declare a capital gains dividend. Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction in the stockholders' basis in the stock. Distributions above that basis generally will be treated as a capital gain. Approximately 5.8% of the distributions made or deemed to have been made in 2002 to our common stockholders were classified as a return of capital for federal income tax purposes. We are unable to predict the portion of future distributions that may be classified as a return of capital.


                        BUSINESS PHILOSOPHY AND STRATEGY

INVESTMENT PHILOSOPHY. We believe that the long-term ownership of an actively managed, diversified portfolio of retail properties, under long-term net-lease agreements, produces consistent, predictable income. Under a net-lease agreement, the tenant agrees to pay monthly rent and property operating expenses (taxes, maintenance and insurance) plus, typically, future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenants' gross sales above a specified level. We believe that long-term leases, coupled with the tenant's responsibility for property expenses, generally produce a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

INVESTMENT STRATEGY. In identifying new properties for acquisition, our focus is on providing expansion capital to retail chains by acquiring, then leasing back, their retail store locations. We categorize retail tenants as: 1) venture market, 2) middle market, and 3) upper market. Venture companies typically offer a new retail concept in one geographic region of the country and operate between five and 50 retail outlets. Middle market retail chains typically have 50 to 500 retail outlets, operations in more than one geographic region, have been successful through one or more economic cycles, and have a proven, replicable concept. The upper market retail chains typically consist of companies with 500 or more stores, operating nationally in a proven, mature retail concept. Upper market retail chains generally have strong operating histories and access to several sources of capital.

Realty Income primarily focuses on acquiring properties leased to middle market retail chains that we believe are attractive for investment because:

o They generally have overcome many of the operational and managerial obstacles that can adversely affect venture retailers;
o They typically require capital to fund expansion but have more limited financing options;
o They generally have provided us with attractive risk-adjusted returns over time since their financial strength has, in many cases, tended to improve as their businesses have matured;
o Their relatively large size allows them to spread corporate expenses across a greater number of stores; and
o Middle market retailers typically have the critical mass to survive if a number of locations are closed due to underperformance.

We also focus on and have selectively made investments in properties of upper market retail chains. We believe upper market retail chains can be attractive for investment because:

o    They typically are of a higher credit quality;
o    They usually are larger brand name, public and private retailers;
o They utilize a larger building ranging in size from 10,000 to 50,000 square feet; and
o They are able to grow because access to capital facilitates larger transaction sizes.

While our investment strategy focuses primarily on acquiring properties leased to middle and upper market retail chains, we also selectively seek investment opportunities with venture market retail chains. Periodically, venture market opportunities arise where we feel that the real estate used by the tenant is high quality and can be purchased at favorable prices. To meet our stringent investment standards, however, venture retail companies must have a well-defined retailing concept and strong financial prospects. These opportunities are examined on a case by case basis and we are highly selective in making investments in this area.

Historically, our investment focus has been on retail industries that have a service component because we believe the lease revenue from these types of businesses is more stable. Because of this investment focus, at December 31, 2002, approximately 76% of our annualized rent (as the term is used on page 13) is derived from retailers with a service component in their business. Furthermore, we believe these service-oriented businesses would be difficult to duplicate over the Internet and that our properties continue to perform well relative to competition from Internet businesses.

CREDIT STRATEGY. We generally provide sale-leaseback financing primarily to less than investment grade retail chains. From 1970 through December 31, 2002, we have acquired and leased back to regional and national retail chains 1,266 properties (including 116 properties that have been sold) and have collected approximately 98% of the original contractual rent obligations on those properties. We believe that within this market we can achieve an attractive risk-adjusted return on the financing we provide to retailers.

We believe the principal financial obligations of most retailers typically include their bank and other debt, payment obligations to suppliers and real estate lease obligations. Because we own the land and building in which a tenant conducts its retail business, we believe the risk of default on a retailers' lease obligations is less than the retailers' unsecured general obligations. It has been our experience that since retailers must retain their profitable retail locations in order to survive, in the event of reorganization, they are less likely to reject a lease for a profitable location, because this would terminate their right to use the property. Thus, as the property owner, we believe we will fare better than unsecured creditors of the same retailer in the event of reorganization. If a property is rejected by the tenant during a reorganization, we own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on the real estate leases can be further mitigated by monitoring the performance of the retailers' individual unit locations and considering whether to sell locations that are weaker performers.

In order to qualify for inclusion in our portfolio, new property acquisitions must meet stringent investment and credit requirements. The properties must generate attractive current yields and the tenant must meet our credit profile. We have established a three-part analysis that examines each potential investment based on:

o    Industry, company, market conditions and credit profile;
o    Location profitability, if profitability data is available; and
o Overall real estate characteristics, including value and comparative rental rates.

The standard profile of companies whose properties have been approved for acquisition, generally are those with 50 or more retail stores that are located in highly visible areas, with easy access to major thoroughfares and attractive demographics.

ACQUISITION STRATEGY. We seek to invest in industries in which several, well-organized, regional and national chains are capturing market share through service, quality control, economies of scale, mass media advertising and the selection of prime retail locations. We execute our acquisition strategy by acting as a source of capital to regional and national retail chain stores in a variety of industries by acquiring then leasing back their retail store locations. We undertake thorough research and analysis to identify appropriate industries, tenants and property locations for investment. Our research expertise is instrumental to uncovering net-lease opportunities in markets where our real estate financing program adds value. In selecting real estate for potential investment, we generally seek to acquire properties that have the following characteristics:

o    Freestanding, commercially-zoned property with a single tenant;
o Properties that are important retail locations for regional and national retail chains;
o Properties that are located within attractive demographic areas relative to the business of their tenants, with high visibility and easy access to major thoroughfares; and
o Properties that can be purchased with the simultaneous execution or assumption of long-term, net-lease agreements, offering both current income and the potential for rent increases.

PORTFOLIO MANAGEMENT STRATEGY. The active management of the property portfolio is an essential component of our long-term strategy. We continually monitor our portfolio for changes that could affect the performance of the industries, tenants and locations in which we have invested. The portfolio is regularly analyzed with a view toward optimizing its returns and enhancing its credit quality. Company executives review industry research, tenant research, property due diligence and significant portfolio management activities. This monitoring typically includes regular review and analysis of:

o    The performance of various retail industries;
o The operation, management, business planning and financial condition of the tenants; and
o The health of the individual markets in which we own properties, from both an economic and real estate standpoint.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sales proceeds will generate higher returns, enhance the credit quality of our real estate portfolio, or extend our average remaining lease terms. At December 31, 2002, we classified real estate with a carrying amount of $6.5 million as held for sale. Of this amount, real estate owned by Crest Net totaled $4.6 million. Additionally, we anticipate selling properties from our portfolio, which have not yet been specifically identified. We anticipate receiving between $15 million and $30 million in proceeds from the sale of properties during the next 12 months. We intend to invest these proceeds into new retail properties.

CAPITAL MARKETS STRATEGY. We believe our stockholders are best served by a conservative capital structure. At March 1, 2003, our total outstanding credit facility borrowings and outstanding notes were $337.1 million or approximately 20.4% of our total market capitalization of $1.65 billion. We define our total market capitalization as the sum of:

o The shares of our common stock outstanding multiplied by the last reported sales price of the common stock on the NYSE on March 1, 2003 of $34.66 per share;
o    The liquidation value of the Class B Preferred Stock;
o    The liquidation value of the Class C Preferred Stock; and
o Outstanding borrowings on the credit facility and outstanding notes at March 1, 2003.

We have a $250 million revolving, unsecured acquisition credit facility that expires in October 2005. At March 1, 2003, the outstanding balance on the acquisition credit facility was $107.1 million with an effective interest rate of approximately 2.4%. A commitment fee of 0.2% per annum accrues on the total credit commitment of the credit facility. The credit facility has been and is expected to be used to acquire additional retail properties leased to regional and national retail chains under long-term net-lease agreements. The credit facility has also been used to provide capital to subsidiaries for the purpose of funding the acquisition of properties.

We use our credit facility for the short-term financing of new property acquisitions. When outstanding borrowings under the credit facility reach a certain level (generally in the range of $75 to $175 million) and capital is available on acceptable terms, we generally seek to refinance those borrowings with the net proceeds of long-term or permanent financing, which may include the issuance of common stock, preferred stock, convertible preferred stock, debt securities or convertible debt securities. We cannot assure you, however, that we will be able to obtain any such refinancing or that market conditions prevailing at the time of refinancing will enable us to issue equity or debt securities upon acceptable terms.

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and long-term unsecured notes. Over the long-term, we believe that the majority of our future issuances of securities should be in the form of common stock. However, we may issue additional preferred stock or debt securities from time to time. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be invested on an accretive basis into additional properties. In addition, we may issue common stock to permanently finance properties that were financed using our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at terms that are acceptable to us.

We currently are assigned investment grade corporate credit ratings on our senior unsecured notes from Fitch Ratings, Moody's Investors Service and Standard & Poor's Ratings Group. Currently, Fitch has assigned a rating of BBB, Moody's has assigned a rating of Baa2 and Standard & Poor's has assigned a rating of BBB- to our senior notes. These ratings could change based upon, among other things, our results of operations and financial condition.

We also have received credit ratings from the same rating agencies on our preferred stock. Fitch Ratings has assigned a rating of BBB-, Moody's Investors Service has assigned a rating of Baa3 and Standard & Poor's Ratings Group has assigned a rating of BB+. These ratings could change based upon, among other things, our results of operations and financial condition.

Realty Income and its subsidiaries have no unconsolidated investments in "special purpose entities", "variable interest entities" or off-balance sheet financing, nor do we engage in trading activities involving energy or commodity contracts or other derivative instruments.

COMPETITIVE STRATEGY. We believe that to successfully pursue our investment philosophy and strategy, we must seek to maintain the following competitive advantages:

o Size and Type of Investment Properties: We believe smaller ($500,000 to $10,000,000) net-leased retail properties represent an attractive investment opportunity in today's real estate environment. Due to the complexities of acquiring and managing a large portfolio of relatively small assets, we believe these types of properties have not experienced significant institutional ownership interest or the corresponding yield reduction experienced by larger income-producing properties. We believe the less intensive day-to-day property management required by net-lease agreements, coupled with the active management of a large portfolio of smaller properties, is an effective investment strategy. The tenants of our freestanding retail properties generally provide goods and services that satisfy basic consumer needs. In order to grow and expand, they generally need capital. Since the acquisition of real estate is typically the single largest capital expenditure of many of these retailers, our method of purchasing the property and then leasing it back, under a net-lease arrangement, allows the retail chain to free up capital.

o Investment in New Retail Industries: Though we specialize in single-tenant properties, we will seek to further diversify our portfolio among a variety of retail industries. We believe diversification will allow us to invest in retail industries that currently are growing and have characteristics we find attractive. These characteristics include, but are not limited to, retail industries dominated by local store operators where regional and national chain store operators can increase market share and dominance through consolidation and more efficient operations, as well as take advantage of major demographic shifts in the population base.

o Diversification: Diversification of the portfolio by retail industry type, tenant and geographic location is key to our objective of providing predictable investment results for our stockholders. Further diversification of our portfolio is an objective of the Company. At December 31, 2002, our retail property portfolio consisted of 1,197 properties located in 48 states, leased to 79 retail chains doing business in 25 industry segments. At December 31, 2002, all industry segments in our property portfolio comprise less than 20% of our annualized rent.

o Management Specialization: We believe that our management's specialization in single-tenant retail properties, operated under net-lease agreements, is important to meeting our objectives. We plan to maintain this specialization and will seek to employ and train high-quality professionals in this specialized area of real estate ownership, finance and management.

o Technology: We intend to stay at the forefront of technology in our efforts to efficiently and economically carry out our operations. We maintain sophisticated information systems that allow us to analyze our portfolio's performance and actively manage our investments. We believe that technology and information-based systems will play an increasingly important role in our competitiveness as an investment manager and source of capital to a variety of industries and tenants.


                                   PROPERTIES

At December 31, 2002, we owned a diversified portfolio:

o    Of 1,197 retail properties;
o With an occupancy rate of 97.7%, or 1,170 properties occupied of the 1,197 properties in the portfolio;
o    Leased to 79 different retail chains;
o    Doing business in 25 separate retail industries;
o    Located in 48 states;
o    With approximately 10 million square feet of leasable space; and
o    With an average leasable retail space of 8,400 square feet.

In addition to our real estate portfolio at December 31, 2002, our subsidiary, Crest Net had invested $4.6 million in a portfolio of four properties located in three states.

At December 31, 2002, 1,165, or 97.3%, of our 1,197 retail properties were owned under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenants' gross sales above a specified level.

Our net-leased retail properties primarily are leased to regional and national retail chain store operators. Most buildings are single-story structures with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to a sufficient population base to constitute a suitable market or trade area for the retailer's business.

The following table sets forth certain information regarding our properties classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

                                                                     Percentage of Rental Revenue(1)
                             -------------------------------------------------------------------------------------------------------
                             Annualized(2)
                               Rent as of                                           For the Years Ended
                                             ---------------------------------------------------------------------------------------
                                Dec 31,          Dec 31,     Dec 31,     Dec 31,     Dec 31,      Dec 31,      Dec 31,      Dec 31,
Industry                         2002             2002        2001        2000        1999         1998         1997          1996
-------------------------------------------- ---------------------------------------------------------------------------------------
Apparel Stores                    2.2%             2.3%        2.4%        2.4%        3.8%         4.1%         0.7%           --%
Automotive Collision
   Service                        0.7                *          --          --          --           --           --            --
Automotive Parts                  7.2              7.6         8.3         8.3         8.6          7.8          9.1          10.5
Automotive Service                8.2              7.0         5.7         5.8         6.6          7.5          6.4           4.8
Book Stores                       0.4              0.4         0.4         0.5         0.5          0.6          0.5            --
Business Services                 0.1              0.1         0.1         0.1         0.1            *           --            --
Child Care                       19.5             20.8        23.9        24.7        25.3         29.2         35.9          42.0
Consumer Electronics              3.2              3.3         4.0         4.9         4.4          5.4          6.5           0.9
Convenience Stores               10.3              9.1         8.4         8.4         7.2          6.1          5.5           4.6
Craft and Novelty                 0.5              0.4         0.4         0.4         0.4            *           --            --
Drug Stores                       0.2              0.2         0.2         0.2         0.2          0.1           --            --
Entertainment                     2.7              2.3         1.8         2.0         1.2           --           --            --
General Merchandise               0.5              0.5         0.6         0.6         0.6            *           --            --
Grocery Stores                    0.5              0.5         0.6         0.6         0.5            *           --            --
Health and Fitness                4.1              3.8         3.6         2.4         0.6          0.1           --            --
Home Furnishings                  5.1              5.4         6.0         5.8         6.5          7.8          5.6           4.4
Home Improvement                  1.1              1.2         1.3         2.0         3.6            *           --            --
Office Supplies                   2.0              2.1         2.2         2.3         2.6          3.0          1.7            --
Pet Supplies and
   Services                       1.6              1.7         1.6         1.5         1.1          0.6          0.2            --
Private Education                 1.2              1.3         1.5         1.4         1.2          0.9           --            --
Restaurants                      12.6             13.5        12.2        12.3        13.3         16.2         19.8          24.4
Shoe Stores                       0.9              0.8         0.7         0.8         1.1          0.8          0.2            --
Sporting Goods                    3.9              4.1         0.9          --          --           --           --            --
Theaters                          4.2              3.9         4.3         2.7         0.6           --           --            --
Video Rental                      3.3              3.3         3.7         3.9         4.3          3.8          0.6            --
Other                             3.8              4.4         5.2         6.0         5.7          6.0          7.3           8.4
--------------------------------------------    ------------------------------------------------------------------------------------

Totals                          100.0%           100.0%      100.0%      100.0%      100.0%       100.0%       100.0%        100.0%
============================================    ====================================================================================

* Less than 0.1%

(1) Includes rental revenue (prior to any reclassification for discontinued operations) for all properties owned by Realty Income during each period presented, except for properties owned by our subsidiary, Crest Net.

(2) Annualized Rent is calculated by multiplying the monthly contractual base rent as of December 31, 2002 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.6 million (i.e., additional rent calculated as a percentage of the tenants' gross sales above a specified level). For properties under construction, an estimated contractual base rent based upon the estimated total costs of each property is used.

Of the 1,197 properties in the portfolio at December 31, 2002, 1,192 were single-tenant properties with the five remaining properties being multi-tenant properties. At December 31, 2002, 1,165 of the 1,192 single-tenant properties, or 97.7%, were leased with a weighted average remaining lease term (excluding extension options) of approximately 10.9 years.

The following table sets forth certain information regarding the timing of the initial lease term expirations (excluding extension options) on our 1,165 net leased, single-tenant retail properties at December 31, 2002 (dollars in thousands):



                                     Number of                   Annualized                Percentage of
      Year                       Leases Expiring(1)              Rent(1)(2)               Annualized Rent
----------------------------------------------------------------------------------------------------------------
      2003                                 89                       $ 7,812                     5.7%
      2004                                123                        10,519                     7.6
      2005                                 88                         6,855                     5.0
      2006                                 75                         6,657                     4.8
      2007                                117                         8,584                     6.2
      2008                                 64                         5,831                     4.2
      2009                                 29                         2,801                     2.0
      2010                                 42                         3,697                     2.7
      2011                                 35                         5,356                     3.9
      2012                                 51                         6,223                     4.5
      2013                                 70                        12,355                     9.0
      2014                                 36                         6,546                     4.7
      2015                                 32                         3,428                     2.5
      2016                                 14                         1,486                     1.1
      2017                                 20                         5,906                     4.3
      2018                                 16                         1,997                     1.4
      2019                                 50                         9,034                     6.5
      2020                                 10                         3,664                     2.7
      2021                                 95                        14,394                    10.4
      2022                                 97                        10,619                     7.7
      2023                                  1                           163                     0.1
      2024                                  2                           402                     0.3
      2026                                  2                           372                     0.3
      2033                                  2                         1,118                     0.8
      2034                                  2                           834                     0.6
      2037                                  3                         1,343                     1.0
----------------------------------------------------------------------------------------------------------------

      Totals                            1,165                    $ 137,996                     100.0%
================================================================================================================

(1) This table does not include five multi-tenant properties and 27 vacant, unleased single-tenant properties owned by the Company and properties owned by our subsidiary, Crest Net. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2) Annualized Rent is calculated by multiplying the monthly contractual base rent as of December 31, 2002 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.6 million (i.e., additional rent calculated as a percentage of the tenants' gross sales above a specified level). For properties under construction, an estimated contractual base rent based upon the estimated total costs of each property is used.

The following table sets forth certain state-by-state information regarding Realty Income's property portfolio at December 31, 2002 (dollars in thousands):

                                                         Approximate
                          Number of      Percent          Leasable             Annualized        Percentage of
State                   Properties(1)    Leased          Square Feet           Rent(1)(2)       Annualized Rent
------------------------------------------------------------------------------------------------------------------
Alabama                       14          100%              137,600           $     1,391            1.0%
Alaska                         2          100               128,500                 1,003            0.7
Arizona                       35           94               248,800                 3,856            2.7
Arkansas                       8          100                48,800                   916            0.6
California                    60           98             1,009,500                14,175            9.9
Colorado                      44           98               275,000                 4,300            3.0
Connecticut                   16          100               245,600                 3,709            2.6
Delaware                       1          100                 5,400                    72              *
Florida                       90           98             1,180,300                15,662           10.9
Georgia                       70           99               539,500                 7,569            5.3
Idaho                         11          100                52,000                   785            0.5
Illinois                      41           98               322,200                 4,476            3.1
Indiana                       28           96               159,900                 2,129            1.5
Iowa                          10          100                67,600                   731            0.5
Kansas                        21          100               190,000                 2,232            1.6
Kentucky                      13          100                43,600                 1,095            0.8
Louisiana                      7          100                47,100                   722            0.5
Maryland                      15          100               118,500                 2,814            1.9
Massachusetts                 30          100               138,300                 2,902            2.0
Michigan                      14           93                87,300                 1,193            0.8
Minnesota                     21           90               230,700                 1,993            1.4
Mississippi                   21          100               174,000                 1,720            1.2
Missouri                      35          100               230,400                 3,011            2.1
Montana                        2          100                30,000                   304            0.2
Nebraska                      10          100                91,200                 1,223            0.8
Nevada                        10          100               100,700                 1,600            1.1
New Hampshire                  6          100                23,900                   594            0.4
New Jersey                    23          100               110,800                 3,894            2.7
New Mexico                     5          100                46,000                   365            0.2
New York                      24          100               265,600                 5,614            3.9
North Carolina                37          100               199,300                 4,099            2.9
North Dakota                   1          100                22,000                    65              *
Ohio                          66           97               429,100                 6,324            4.4
Oklahoma                      17          100                94,300                 1,396            1.0
Oregon                        18          100               206,000                 2,002            1.4
Pennsylvania                  33          100               261,700                 3,838            2.7
Rhode Island                   1          100                 3,500                   116            0.1
South Carolina                47           96               142,000                 3,936            2.7
South Dakota                   1          100                 6,500                 88            0.1
Tennessee                     33          100               248,800                 3,399            2.4
Texas                        152           95             1,201,200                13,980            9.7
Utah                           7           86                43,300                   430            0.3
Vermont                        1          100                 2,500                    87            0.1
Virginia                      34          100               326,500                 6,449            4.5
Washington                    39           97               256,900                 3,121            2.2
West Virginia                  2          100                16,800                   161            0.1
Wisconsin                     17           94               168,400                 1,913            1.3
Wyoming                        4          100                20,100                   281            0.2
---------------------------------------------------------------------------------------------------------------
Totals/Average             1,197            98%           9,997,700           $   143,735           100.0%
===============================================================================================================
* Less than 0.1%, (see footnotes on the next page)





(1) Does not include properties owned by our subsidiary, Crest Net.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of December 31, 2002 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.6 million (i.e., additional rent calculated as a percentage of the tenants' gross sales above a specified level). For the properties under construction, an estimated contractual base rent based upon the estimated total costs of each property is used.

The following table sets forth certain information regarding the properties owned by Realty Income at December 31, 2002, classified according to the retail business types and the level of services they provide (dollars in thousands):

                                                            Number of           Annualized          Percentage of
Industry                                                  Properties(1)         Rent(1)(2)         Annualized Rent
----------------------------------------------------------------------------------------------------------------------
TENANTS PROVIDING SERVICES
Automotive Collision Service                                     4              $     985                 0.7%
Automotive Service                                             178                 11,824                 8.2
Child Care                                                     315                 27,987                19.5
Entertainment                                                   10                  3,862                 2.7
Health and Fitness                                               9                  5,961                 4.1
Private Education                                                5                  1,738                 1.2
Theaters                                                        11                  5,996                 4.2
Other                                                            9                  5,487                 3.8
                                                       ---------------------------------------------------------------
                                                               541                 63,840                44.4
                                                       ---------------------------------------------------------------
TENANTS SELLING GOODS AND SERVICES
Automotive Parts (with installation)                            65                  6,074                 4.2
Business Services                                                1                    124                 0.1
Convenience Stores                                             117                 14,828                10.3
Home Improvement                                                 5                    187                 0.1
Pet Supplies and Services                                        6                  1,570                 1.1
Restaurants                                                    216                 18,193                12.6
Video Rental                                                    34                  4,715                 3.3
                                                       ---------------------------------------------------------------
                                                               444                 45,691                31.7
                                                       ---------------------------------------------------------------
TENANTS SELLING GOODS
Apparel Stores                                                   5                  3,103                 2.2
Automotive Parts                                                73                  4,292                 3.0
Book Stores                                                      2                    610                 0.4
Consumer Electronics                                            36                  4,660                 3.2
Craft and Novelty                                                3                    745                 0.5
Drug Stores                                                      1                    235                 0.2
General Merchandise                                             11                    687                 0.5
Grocery Stores                                                   2                    734                 0.5
Home Furnishings                                                38                  7,289                 5.1
Home Improvement                                                13                  1,377                 1.0
Office Supplies                                                  9                  2,846                 2.0
Pet Supplies                                                     4                    761                 0.5
Shoe Stores                                                      4                  1,254                 0.9
Sporting Goods                                                  11                  5,611                 3.9
                                                       ---------------------------------------------------------------
                                                               212                 34,204                23.9
                                                       ---------------------------------------------------------------
TOTALS                                                       1,197              $ 143,735                100.0%
                                                       ===============================================================

(1) This table does not include properties owned by our subsidiary, Crest Net.

(2) Annualized rent is calculated by multiplying the monthly contractual base rent as of December 31, 2002 for each of the properties by 12 and adding the previous 12 month's historic percentage rent, which totaled $1.6 million (i.e., additional rent calculated as a percentage of the tenants' gross sales above a specified level). For the properties under construction, an estimated contractual base rent based upon the estimated total costs of each property is used.

DESCRIPTION OF LEASING STRUCTURE. At December 31, 2002, 1,165 or 97.3% of the Company's 1,197 properties were leased pursuant to net leases. In most cases, the leases:

o Were for initial terms of 15 to 20 years with the tenants having one or more options to extend the initial term;
o Require the tenants to pay property taxes, insurance and expenses of maintaining the property;
o Provide for a minimum base rent plus future increases (typically subject to ceilings) based on increases in the consumer price index, additional rent based upon the tenants' gross sales above a specified level (i.e., percentage rent) or fixed increases. Where leases provide for rent increases based on increases in the consumer price index, generally these increases permanently become part of the base rent. Where leases provide for percentage rent, this additional rent is typically payable only if the tenants' gross sales for a given period (usually one year) exceed a specified level, and then is typically calculated as a percentage of only the amount of gross sales in excess of that level.

MATTERS PERTAINING TO CERTAIN PROPERTIES AND TENANTS. Twenty-seven of our properties were available for sale or lease at December 31, 2002, all of which are single-tenant properties. Sixteen of the properties had been previously leased to child care operators, six to restaurant operators, three to home improvement operators, one to an automotive service operator and one to a health care operator. At December 31, 2002, 14 of our properties under lease were unoccupied and available for sublease by the tenants, all of which were current with their rent and other obligations.

Our largest tenant, Children's World Learning Centers, accounted for approximately 10.7% of our rental revenue in 2002. No other tenant comprised 9% or more of our rental revenue. At December 31, 2002, as a result of portfolio growth through acquisitions during the year, Children's World Learning Centers accounted for approximately 9.9% of our annualized rent. Annualized rent is calculated by multiplying the monthly contractual base rent for each of the properties by 12 and adding the previous 12 month's historic percentage rent, excluding properties owned by Crest Net. In general, a downturn in the industry represented by this tenant, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in this industry, which in turn could have a material adverse affect on our financial position, results of operations, ability to make distributions to stockholders and our ability to make debt service payments. In addition, a substantial number of our properties are leased to middle-market retail chains that generally have more limited financial and other resources than certain upper-market retail chains, and therefore are more likely to be adversely affected by a downturn in their respective business or in the regional or national economy in general.

Our tenants in the child care and restaurant industries accounted for approximately 20.8% and 13.5%, respectively, of our rental revenue for the year ended December 31, 2002. A downturn in either of these industries, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in those industries, which in turn could have a material adverse affect on our financial position, results of operations, ability to make distributions to stockholders and our ability to make debt service payments. At December 31, 2002, all industry segments in our property portfolio comprise less than 20% of our annualized rent.

DEVELOPMENT OF CERTAIN PROPERTIES. Of the 108 properties we acquired in 2002 and three properties acquired by Crest Net in 2002, all but five were occupied at March 1, 2003. The five properties were leased and under construction pursuant to a contract under which the tenant has agreed to develop the properties (with development costs funded by us or Crest Net) with rent commencing when the premises open for business. In the case of development properties, we either enter into an agreement with a retail chain where the retailer retains a contractor to construct the improvements and we fund the costs of that development, or we fund a developer who constructs the improvements. In either case, there is an executed lease at the time of the land purchase and there is a requirement to complete the construction on a timely basis, generally within eight months after we purchase the land. The tenant or developer generally is required to pay construction cost overruns to the extent they exceed the construction budget by more than a predetermined amount. We also enter into a lease with the tenant at the time we purchase the land, which generally requires the tenant to begin paying base rent, calculated as a percentage of our acquisition cost for the property, including construction costs and capitalized interest, when the premises opens for business. In 2002, we acquired nine development properties, and Crest Net acquired two development properties, six of which have been completed, were operating and generating rent as of March 1, 2003. Both Realty Income and Crest Net will continue to pursue development opportunities under similar arrangements.


                                   OTHER ITEMS

COMPETITION FOR ACQUISITION OF REAL ESTATE. We face competition in the acquisition, operation and sale of property. We expect competition from:

o    Businesses;
o    Individuals;
o    Fiduciary accounts and plans; and
o    Other entities engaged in real estate investment and financing.

Some of these competitors are larger than we are and have greater financial resources. This competition may result in a higher cost for properties we wish to purchase.

The tenants leasing our properties can face significant competition from other operators. This competition may adversely impact:

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

There may be environmental problems, associated with our properties, of which we are unaware. In that regard, a number of our properties are leased to operators of oil change and tune-up facilities, and convenience stores that sell petroleum-based fuels. These facilities, or other of our properties, use, or may have used in the past, underground tanks for the storage of petroleum-based or waste products, which could create a potential for release of hazardous substances.

The presence of hazardous substances on a property may adversely affect our ability to sell that property and we may incur substantial remediation costs. Although our leases generally require our tenants to operate in compliance with all applicable federal, state and local laws, ordinances and regulations and to indemnify us against any environmental liabilities arising from the tenants' activities on the property, we could nevertheless be subject to strict liability by virtue of our ownership interest, and there can be no assurance that our tenants would satisfy their indemnification obligations under the leases. The discovery of environmental liabilities attached to our properties could have a material adverse effect on our results of operations, financial condition or our ability to make distributions to stockholders.

We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous substances, toxic substances or petroleum products in connection with any of our present properties. Nevertheless, if environmental contamination should exist, we could be subject to strict liability by virtue of our ownership interest.

Since December 1996, we have maintained an environmental insurance policy on our property portfolio. The limit on our current policy is $10 million per occurrence and $50 million in the aggregate, subject to a $25,000 self insurance retention per occurrence for properties with underground storage tanks and a $100,000 self insurance retention per occurrence for all other properties. It is possible that our insurance will be insufficient to address any particular environmental situation and that we will be unable to continue to obtain insurance for environmental matters in the future at a reasonable cost or at all.

TAXATION OF THE COMPANY. We believe that we are organized and have operated, commencing with our taxable year ended December 31, 1994, and we intend to continue to operate, so as to qualify as a "real estate investment trust" under Sections 856 through 860 of the Code. However, we cannot assure you that we have satisfied the requirements for qualification as a REIT, that we will continue to be organized as a REIT or that we have been or will continue to be able to operate in a manner so that we qualify or will remain qualified as a REIT.

Qualification as a REIT involves the satisfaction of numerous requirements under highly technical and complex Code provisions, for which there are only limited judicial and administrative interpretations, and the determination of various factual matters and circumstances not entirely within our control.

For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources and we must pay distributions to stockholders aggregating annually at least 90% of our REIT taxable income (as defined in the Code and determined without regard to the dividends paid deduction and by excluding net capital gains).

In the future, it is possible that legislation, new regulations, administrative interpretations or court decisions will change the tax laws with respect to qualification as a REIT, or the federal income tax consequences of those qualifications.

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

In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, of certain distributions we pay, with respect to any calendar year, if those distributions are less than the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year, and any amount of that income that was not distributed in prior years.

We intend to continue to make distributions to our stockholders to comply with the distribution requirements of the Code and to reduce exposure to federal income taxes and the nondeductible excise tax. Differences in timing between the receipt of income and the payment of expenses to arrive at taxable income, along with the effect of required debt amortization payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

DILUTION OF COMMON STOCK. Our future growth will depend in large part upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of holders of our common stock. Likewise, our Board of Directors is authorized to cause us to issue preferred stock of any class or series (with dividend, voting and other rights as determined by the Board of Directors). Accordingly, the Board of Directors may authorize the issuance of preferred stock with voting, dividend and other similar rights that could dilute, or otherwise adversely affect, the interests of holders of our common stock.

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

                                                    Price Per Share
                                                    of Common Stock                              Distributions
                                ---------------------------------------------------------
                                           High                          Low                      Declared(1)
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
2002
First quarter                              $ 33.21                      $ 29.05                    $ 0.57125
Second quarter                               36.99                        32.10                      0.57500
Third quarter                                37.10                        26.90                      0.57875
Fourth quarter                               36.15                        30.60                      0.58250
----------------------------------------------------------------------------------------------------------------------

Total                                                                                              $ 2.30750
======================================================================================================================

2001
First quarter                              $ 26.75                      $ 24.30                    $ 0.55625
Second quarter                               29.56                        26.10                      0.56000
Third quarter                                29.95                        26.45                      0.56375
Fourth quarter                               30.16                        27.90                      0.56750
----------------------------------------------------------------------------------------------------------------------

Total                                                                                              $ 2.24750
======================================================================================================================

(1) Common stock distributions currently are declared monthly by us based on financial results for the prior months. At December 31, 2002 a distribution of $0.195 per common share had been declared and was paid in January 2003.

B. There were approximately 11,800 holders of record of Realty Income's shares of common stock as of March 1, 2003.

ITEM 6:  SELECTED FINANCIAL DATA
         -----------------------
         (not covered by Independent Auditors' Report)

As of or for the years ended
December 31,                                          2002           2001           2000            1999           1998
(dollars in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------
Total assets (book value)                      $1,080,230     $1,003,708       $934,766         $905,404       $759,234
Cash and cash equivalents                           8,921          2,467          3,815              773          2,533
Lines of credit and notes payable                 339,700        315,300        404,000          349,200        294,800
Total liabilities                                 357,775        331,915        419,197          370,573        309,025
Total stockholders' equity                        722,455        671,793        515,569          534,831        450,209
Net cash provided by operating
   activities                                     124,807         90,035         56,590           72,154         64,645
Net change in cash and cash
   equivalents                                      6,454         (1,348)         3,042           (1,760)           410
Total revenue                                     140,980        123,909        115,794          101,730         82,727
Income from operations                             72,737         55,603         46,272           43,177         39,247
Gain on sales of investment properties                340         10,478          6,712            1,301            526
Income from continuing operations                  73,077         66,081         52,984           44,478         39,773
Income from discontinued operations                 5,590          1,477          1,804            2,118          1,757
Extraordinary item                                     --             --             --             (355)            --
Cumulative effect of change in
   accounting principle                                --             --             --               --           (226)
Net income                                         78,667         67,558         54,788           46,241         41,304
Preferred stock dividends                          (9,713)        (9,712)        (9,712)          (5,229)            --
Net income available to common
   stockholders                                    68,954         57,846         45,076           41,012         41,304
Distributions paid to common
   stockholders                                    78,042         64,871         58,262           55,925         52,301
Ratio of earnings to fixed
   charges(1)                                   4.3 times      3.5 times      2.6 times        2.7 times      3.8 times
Ratio of earnings to combined
   fixed charges and preferred
   stock dividends(1)                           3.0 times      2.6 times      2.0 times        2.3 times      3.8 times
Basic and diluted net income per
   common share                                      2.03           1.98           1.69             1.53           1.55
Distributions paid per common
   share                                           2.3025         2.2425         2.1825            2.085          1.965
Distributions declared per common
   share                                           2.3075         2.2475         2.1875            2.095          1.975
Basic weighted average number of
   common shares outstanding                   33,933,749     29,225,359     26,684,598       26,822,285     26,629,936
Diluted weighted average number
   of common shares outstanding                33,988,157     29,281,120     26,700,806       26,826,090     26,638,284

(1) Ratio of Earnings to Fixed Charges is calculated by dividing earnings by fixed charges. For this purpose, earnings consist of net income before interest expense. Fixed charges are comprised of interest costs (including capitalized interest) and the amortization of debt issuance costs.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

                                     GENERAL

Realty Income Corporation, The Monthly Dividend Company (R), a Maryland corporation ("Realty Income," the "Company," "our" or "we") was organized to operate as an equity real estate investment trust ("REIT"). The Company's primary business objective is to generate dependable monthly distributions from a consistent and predictable level of funds from operations ("FFO") per share. Over the past 33 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term (primarily 15 to 20 year) lease agreements. The monthly distributions are supported by the cash flow from 1,197 retail properties leased to regional and national retail chains.

We also seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. At December 31, 2002, we owned a diversified portfolio:

o    Of 1,197 retail properties;
o With an occupancy rate of 97.7%, or 1,170 properties occupied of the 1,197 properties in the portfolio;
o    Leased to 79 different retail chains;
o    Doing business in 25 separate retail industries;
o    Located in 48 states;
o    With approximately 10 million square feet of leasable space; and
o    With an average leasable retail space of 8,400 square feet.

Of the 1,197 properties in the portfolio, 1,192, or 99.6%, are single-tenant retail properties with the remaining five being multi-tenant properties. As of December 31, 2002, 1,165, or 97.7%, of the 1,192 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 10.9 years.

In addition to our real estate portfolio, at December 31, 2002 our subsidiary, Crest Net Lease, Inc. ("Crest Net") had invested $4.6 million in a portfolio of four retail properties located in three states. These properties are held for sale.

                         LIQUIDITY AND CAPITAL RESOURCES

CASH RESERVES. Realty Income is organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At December 31, 2002, we had cash and cash equivalents totaling $8.9 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facility.

NEW $250 MILLION BANK CREDIT FACILITY. In October 2002, we entered into a new $250 million credit facility to replace our existing $200 million acquisition credit facility and our $25 million credit facility, each of which was scheduled to expire during 2003. Under the terms of the new credit facility, total funds available were increased by $25 million. Concurrent with the closing of the new facility, our previous credit facilities were canceled. At March 1, 2003, the $250 million credit facility had an outstanding balance of $107.1 million.

The borrowing rate on the new credit facility was reduced compared to the previous credit facilities. Realty Income's current investment grade credit ratings provide for financing at LIBOR (London Interbank Offered Rate) plus 90 basis points with a facility fee of 20 basis points, for all-in drawn pricing of 110 basis points over LIBOR, as compared to an all-in pricing of 145 basis points on our previous credit facilities. The term of the new facility extends through October 2005.

The co-lead Arranger and sole Administrative Agent for the credit facility is Wells Fargo Bank, N.A., with The Bank of New York acting as co-lead Arranger and sole Documentation Agent. They are joined by the Bank of America, N.A. and Wachovia Bank, National Association as co-Syndication Agents. Five other banks are also participants in providing the credit facility: AmSouth Bank, Bank of Montreal, U.S. Bank National Association, BANK ONE, NA and Chevy Chase Bank, FSB.

This credit facility is expected to be used to acquire additional retail properties leased to national and regional retail chains under long-term lease agreements. Any additional borrowings will increase our exposure to interest rate risk. We have no mortgage debt on any of our properties.

UNIVERSAL SHELF REGISTRATION OF $500 MILLION. In December 2002, we filed a universal shelf registration statement with the Securities and Exchange Commission ("SEC") covering up to $500 million in value of common stock, preferred stock and debt securities. This registration statement was declared effective by the SEC in January 2003. Through March 1, 2003, we have not issued any common stock, preferred stock or debt securities under the universal shelf registration statement.

ISSUANCES OF COMMON STOCK IN 2002. In July 2002, we issued 1,550,000 shares of common stock at a price of $33.40 per share. The net proceeds of $48.9 million were used to repay borrowings under our $200 million acquisition credit facility.

In February 2002, we issued 273,150 shares of common stock to a unit investment trust at a net price to us of $30.26 per share, based on a 5% discount to the market price at the time of issuance of $31.85 per share. The net proceeds of $8.2 million were used to repay bank borrowings under our $200 million acquisition credit facility.

CONSERVATIVE CAPITAL STRUCTURE. We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At March 1, 2003, our total outstanding credit facility borrowings and outstanding notes were $337.1 million or approximately 20.4% of our total market capitalization of $1.65 billion. We define our total market capitalization as the sum of the:

o Shares of our common stock outstanding multiplied by the last reported sales price of the common stock on the NYSE on March 1, 2003 of $34.66 per share;
o    Liquidation value of the Class B Preferred Stock;
o    Liquidation value of the Class C Preferred Stock; and
o Outstanding borrowings on the credit facility and outstanding notes at March 1, 2003.

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and long-term unsecured notes. Over the long term, we believe that the majority of our future securities issuances should be in the form of common stock, however, we may issue additional preferred stock or debt securities from time to time. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at terms that are acceptable to us.

CREDIT AGENCY RATINGS. We are currently assigned investment grade corporate credit ratings, on our senior unsecured notes, from Fitch Ratings, Moody's Investor Service, Inc. and Standard & Poor's Rating Group. Currently, Fitch Ratings has assigned a rating of BBB, Moody's has assigned a rating of Baa2 and Standard & Poor's has assigned a rating of BBB- to our senior notes. These ratings could change based upon, among other things, our results of operations and financial condition.

We also have received credit ratings from the same rating agencies on our preferred stock. Fitch Ratings has assigned a rating of BBB-, Moody's Investor Service, Inc. has assigned a rating of Baa3 and Standard & Poor's Rating Group has assigned a rating of BB+. These ratings could change based upon, among other things, our results of operations and financial condition.

NOTES OUTSTANDING. In January 1999, we issued $20 million of 8.0% senior notes due 2009 (the "2009 Notes"). Interest on the 2009 Notes is payable semiannually.

In October 1998, we issued $100 million of 8.25% Monthly Income Senior Notes due 2008 (the "2008 Notes"). Interest on the 2008 Notes is payable monthly.

In May 1997, we issued $110 million of 7.75% senior notes due 2007 (the "2007 Notes"). Interest on the 2007 Notes is payable semiannually.

All of these notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the Company's debt to total assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause the Company's secured debt to total assets ratio to exceed 40%;
(iii) a limitation on incurrence of any debt which would cause the Company's debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of the Company's outstanding unsecured debt. The Company has been in compliance with all of these note covenants since each of the notes were issued.

NO UNCONSOLIDATED INVESTMENTS. Realty Income and its subsidiaries have no unconsolidated investments in "special purpose entities", "variable interest entities", or off-balance sheet financing, nor do we engage in trading activities involving energy or commodity contracts or other derivative instruments.

PROPERTY ACQUISITIONS. In 2002, we acquired 108 properties (the "New Properties") located in 24 states and invested $133.3 million in the New Properties and properties under development, which includes investments of $3.5 million for properties acquired before 2002. We have committed to pay estimated unfunded development costs of $9.3 million on properties under construction at December 31, 2002. In 2002, we capitalized $377,000 for re-leasing costs and $642,000 for building improvements on existing properties in our portfolio.

The initial weighted average annual unleveraged return on the $133.3 million invested in 2002 is estimated to be 10.4%, computed as estimated contractual net operating income (which in the case of a net-leased property is equal to the base rent or, in the case of properties under construction, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs. Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentage listed above.

The New Properties are expected to contain approximately 719,800 leasable square feet and are 100% leased under net leases, with an average initial lease term of
19.8 years. At December 31, 2002, six of the New Properties were leased and under construction, pursuant to contracts under which the tenants agreed to develop the properties (with development costs funded by Realty Income), with rent scheduled to begin during 2003.

In 2001, we acquired 91 properties (the "2001 Properties") and invested
$131.8 million in the 2001 Properties and properties under development. In 2001, we also paid $401,000 for re-leasing costs and $547,000 for building improvements on existing properties in our portfolio. The initial weighted average annual unleveraged return on the $131.8 million invested in 2001 is estimated to be 11.0%, computed in the same manner as 2002's estimated initial weighted average annual unleveraged return and subject to the same possible outcome described above. These 91 properties contain approximately 877,200 leasable square feet and are 100% leased under net leases, with an average initial lease term of 20.1 years.

DISTRIBUTIONS. We pay monthly cash distributions to our common stockholders. We paid aggregate distributions to our common stockholders of $78.0 million in 2002, $64.9 million in 2001 and $58.3 million in 2000.

We pay quarterly cash distributions to our Class B preferred stockholders. We paid aggregate distributions to our Class B preferred stockholders of $6.4 million in each of 2002, 2001 and 2000.

We pay monthly cash distributions to our Class C preferred stockholders. We paid aggregate distributions to our Class C preferred stockholders of $3.3 million in each of 2002, 2001 and 2000.

CREST NET. We formed Crest Net in January 2000 to purchase, own and sell properties, primarily to buyers using tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"). Realty Income owns 100% of Crest Net's stock. The financial statements of Crest Net are consolidated into Realty Income's financial statements. All material intercompany transactions have been eliminated in consolidation.

In 2002, Crest Net invested $6.1 million in three retail properties. These three properties are expected to contain approximately 13,200 leasable square feet, are 100% leased and have initial lease terms averaging 18.4 years. Two of these properties were sold in 2002.

In 2001, Crest Net invested $24.7 million in 26 retail properties. These 26 properties contain approximately 102,300 leasable square feet, are 100% leased and have initial lease terms averaging 20.1 years. Twenty-three of these properties were sold during 2001 and 2002.

In 2002, Crest Net sold 23 properties from its inventory for $27.3 million and Realty Income recorded a gain of $3.5 million, before income taxes. At the end of 2002, Crest Net carried an inventory of $4.6 million, which is included on Realty Income's consolidated balance sheet in real estate held for sale, net.

In 2002, Crest Net generated $2.7 million in funds from operations for Realty Income. The contribution, if any, to our FFO by Crest Net will depend on the timing and the number of property sales achieved by Crest Net, if any, in a given year.

In 2001, Crest Net sold nine properties from its inventory for $28.9 million and we recorded a gain of $3.4 million, before income taxes. In 2001, Crest Net generated $2.4 million in funds from operations for Realty Income.

STOCK AND SENIOR DEBT PURCHASE PROGRAM. In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common and preferred shares and senior debt securities. From time to time since January 2000, we concluded our share price justified purchasing shares since this provided an attractive return on our investment capital. We purchased an aggregate of $6.7 million of our securities since January 2000. We did not purchase any of our securities in 2002.

                          FUNDS FROM OPERATIONS ("FFO")

FFO for 2002 increased by $17.3 million, or 22.2%, to $95.1 million versus $77.8 million in 2001. FFO in 2000 was $67.2 million. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable Generally Accepted Accounting Principles ("GAAP") measure) to FFO and information regarding distributions paid and the diluted weighted average number of shares outstanding for 2002, 2001 and 2000 (dollars in thousands):

                                                                         2002               2001              2000
-----------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders                        $     68,954       $     57,846      $      45,076
Depreciation and amortization:
   Continuing operations                                                 30,833             28,447             28,325
   Discontinued operations                                                  394                678                678
Depreciation of furniture, fixtures and equipment                          (136)              (115)              (128)
Provision for impairment losses:
   Continuing operations                                                     --              1,380                 --
   Discontinued operations                                                1,320                 70                 --
Gain on sales of investment properties:
   Continuing operations                                                   (340)           (10,478)            (6,712)
   Discontinued operations                                               (5,957)                --                 --
-----------------------------------------------------------------------------------------------------------------------

Total funds from operations                                        $     95,068       $     77,828      $      67,239
=======================================================================================================================

Distributions paid to common stockholders                          $     78,042       $     64,871      $      58,262
FFO in excess of distributions to common
   stockholders                                                    $     17,026       $     12,957      $       8,977
Diluted weighted average number of shares
   outstanding                                                       33,988,157         29,281,120         26,700,806

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trust's definition, as net income available to common stockholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of investment property and provisions for impairment and (ii) extraordinary items.


                     ADJUSTED FUNDS FROM OPERATIONS ("AFFO")

We utilize AFFO as a non-GAAP measure of our cash available for distributions to our common stockholders. Most companies in our industry use a similar measurement, but they may use the term "CAD" (for Cash Available for Distribution) or "FAD" (for Funds Available for Distribution). We define AFFO as funds from operations: (i) plus certain non-cash items (including amortization of treasury lock settlements, note financing costs and stock compensation), (ii) minus capitalized expenditures on existing properties in our portfolio (such as capitalized re-leasing costs and commissions and capitalized building improvements), and (iii) plus or minus straight-line rent (which is non-cash rental revenue).

AFFO for 2002 increased by $17.3 million, or 22.0%, to $95.8 million versus $78.5 million in 2001. AFFO in 2000 was $67.8 million. The following is a reconciliation of FFO to AFFO for the years ended December 31, 2002, 2001 and 2000. The adjustments are for non-cash items and capitalized expenditures on existing properties in our portfolio (dollars in thousands):

                                                                        2002               2001               2000
-----------------------------------------------------------------------------------------------------------------------
Funds from operations                                             $      95,068      $      77,828      $      67,239
Amortization of settlements on
    treasury lock agreements                                                756                756                756
Amortization of deferred note financing costs(1)                            579                579                579
Amortization of stock compensation                                          595                301                194
Capitalized leasing costs and commissions                                  (377)              (401)              (308)
Capitalized building improvements                                          (642)              (547)               (90)
Straight line rent(2)                                                      (146)               (12)              (534)
-----------------------------------------------------------------------------------------------------------------------

Total adjusted funds from operations                              $      95,833      $      78,504      $      67,836
=======================================================================================================================

Distributions paid to common stockholders                         $      78,042      $      64,871      $      58,262
AFFO in excess of distributions to common
   stockholders                                                   $      17,791      $      13,633      $       9,574
Diluted weighted average number of shares
   outstanding                                                       33,988,157         29,281,120         26,700,806

(1) Amortization of deferred note financing costs includes the amortization of costs incurred and capitalized when our senior unsecured notes were issued in May 1997, October 1998 and January 1999. These costs are being amortized over the lives of these notes. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

(2) Our straight line rent exceeded our actual cash rent collected by the amounts indicated in each of the years presented.

We consider FFO and AFFO to be appropriate Non-GAAP measures of the performance of equity REITs. Financial analysts use FFO and AFFO in evaluating REITs. FFO and AFFO can be a way to measure a REIT's ability to make cash distribution payments. Presentation of this information is intended to assist the reader in comparing the performance of different REITs, although it should be noted that not all REITs calculate FFO and AFFO the same way; therefore, comparisons with other REITs may not be meaningful.

FFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of Realty Income's performance. In addition, FFO and AFFO should not be considered as an alternative to reviewing our cash flows from operating, investing and financing activities as a measure of liquidity, of our ability to make cash distributions or of our ability to pay interest payments.

                           FFO GENERATED BY CREST NET

Crest Net generated $2.7 million in FFO for Realty Income in 2002, $2.4 million in 2001 and $0.4 million in 2000. The following is a calculation of Crest Net's FFO contribution to Realty Income for 2002, 2001 and 2000 (dollars in thousands):

                                                                        2002                2001                2000
-------------------------------------------------------------------------------------------------------------------------
Gains from the sales of real estate acquired for resale         $        3,495       $        3,374      $          766
Rent and other revenue                                                   1,422                1,816               1,234
Interest expense                                                          (395)                (869)               (913)
General and administrative expenses                                       (410)                (496)               (333)
Property expenses                                                         (117)                  --                  --
Income taxes                                                            (1,247)              (1,400)               (332)
-------------------------------------------------------------------------------------------------------------------------

Funds from operations contributed by Crest Net                  $        2,748       $        2,425      $          422
=========================================================================================================================
Diluted weighted average number of shares
   outstanding                                                      33,988,157           29,281,120          26,700,806


                              RESULTS OF OPERATIONS

Management is required to make a number of assumptions and estimates that directly impact the consolidated financial statements and related disclosures. Those assumptions and estimates are the basis for certain of our accounting policies described in note 2 to the consolidated financial statements. The accounting policies that are most important to the portrayal of the Company's financial condition and results of operations, and require management's most difficult, subjective or complex judgments, are considered to be critical accounting policies. Because of the uncertainties inherent in making assumptions and estimates regarding unknown future outcomes, events may result in significant differences between our estimates and actual results. Management believes that each of our assumptions and estimates are appropriate under the circumstances and represent the most likely outcome. We believe our most critical accounting policies relate to depreciable lives of our real estate assets and recoverability (impairment) of our real estate assets.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31, 2001.

RENTAL REVENUE was $137.1 million for 2002 versus $119.7 million for 2001, an increase of $17.4 million, or 14.5%. The increase in rental revenue is attributable to:

o The 108 properties acquired in 2002, which generated revenue of $6.4 million;
o The 91 properties acquired in 2001, which generated revenue of $13.9 million in 2002 compared to $2.9 million in 2001, an increase of $11.0 million;
o Properties owned by Crest Net, which generated revenue of $1.4 million in 2002 compared to $1.8 million in 2001, a decrease of $0.4 million;
o Properties sold during 2002 and 2001, which generated rental revenue of $44,000 in 2002 as compared to $1.87 million in 2001, a decrease of $1.83 million (excluding rental revenue included in discontinued operations);
o Development properties acquired before 2001 that started paying rent in 2001, properties that were vacant during part of 2002 or 2001, straight-line rent and lease termination settlements that generated revenue of $5.3 million in 2002 as compared to $4.6 million in 2001, an increase of $0.7 million; and
o Same store rents generated on 950 leased properties owned in all of both 2002 and 2001 increased by $1.45 million, or 1.3%, to $109.97 million from $108.52 million.

Of the 1,197 properties in the portfolio at December 31, 2002, 1,192, or 99.6%, are single-tenant properties with the remaining properties being multi-tenant properties. Of the 1,192 single-tenant properties, 1,165, or 97.7%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 10.9 years at December 31, 2002. Of our 1,165 leased single-tenant properties, 1,102, or 94.6%, were under leases that provide for increases in rents through:

o Base rent increases tied to a consumer price index with adjustment ceilings;
o    Overage rent based on a percentage of the tenants' gross sales;
o    Fixed increases; or
o    A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $1.6 million in 2002 and $1.7 million in 2001.

Our portfolio of retail real estate, owned under net leases, continues to perform well and provide dependable lease revenue supporting the payment of monthly dividends. At December 31, 2002, our property portfolio consisting of 1,197 retail properties, was 97.7% leased with only 27 properties available for lease.

Transactions to lease or sell 13 of the 27 properties available for lease or sale at December 31, 2002 were underway or completed as of March 1, 2003. We anticipate these transactions to be completed during the next six months, although we cannot guarantee that all of these properties can be sold or leased within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be available for lease at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

GAIN ON SALES OF REAL ESTATE ACQUIRED FOR RESALE. In 2002, Crest Net sold 23 properties for $27.3 million and Realty Income recognized a gain on the sales of $3.5 million, before income taxes. In 2001, Crest Net sold nine properties for $28.9 million and Realty Income recognized a gain on the sales of $3.4 million, before income taxes.

At December 31, 2002, Crest Net had $4.6 million invested in four properties, which are held for sale. It is Crest Net's intent to carry an average inventory of between $20 million to $25 million in real estate. We anticipate Crest Net's level of inventory increasing during 2003. Crest Net generates an earnings spread on the difference between the lease payments it receives and the cost of capital used to acquire its properties. This earnings spread on Crest Net's inventory covers the ongoing operating expenses of Crest Net.

INTEREST EXPENSE. The following is a summary of the five components of interest expense for 2002 and 2001 (dollars in thousands):

                                                                       2002             2001           Net Change
----------------------------------------------------------------------------------------------------------------------
Interest on outstanding loans and notes                             $ 21,221         $ 24,479           $ (3,258)
Amortization of settlements on treasury lock
   agreements                                                            756              756                 --
Credit facility commitment fees                                          514              513                  1
Amortization of credit facility origination costs
   and deferred note financing costs                                   1,556            1,103                453
Interest capitalized                                                    (511)            (385)              (126)
----------------------------------------------------------------------------------------------------------------------
Interest expense                                                    $ 23,536         $ 26,466           $ (2,930)
======================================================================================================================

Credit facilities and notes outstanding (dollars in thousands):        2002             2001           Net Change
----------------------------------------------------------------------------------------------------------------------

Average outstanding balances                                        $326,107         $326,050           $     57
Average interest rates                                                   6.51%            7.51%            (1.00%)

Interest on outstanding loans and notes was $3.3 million lower in 2002 than in 2001 primarily due to a decrease of 100 basis points in our average interest rate. The average interest rate on our credit facilities decreased to 2.96% in 2002 from 6.36% in 2001. Over the past two years, the Federal Reserve decreased the federal funds rate 12 times. Correspondingly, the average borrowing rate on our credit facilities declined during the same period. Unamortized fees of $406,000 relating to our canceled credit facilities were charged to interest expense in October 2002.

At March 1, 2003, the weighted average interest rate on our:

o    Credit facility borrowings of $107.1 million was 2.43%;
o    Notes payable of $230 million was 7.99%; and
o    Combined outstanding credit facility and notes of $337.1 million was 6.22%.

INTEREST COVERAGE RATIO. Our interest rate coverage for 2002 was 5.5 times and for 2001 was 4.4 times. Interest coverage ratio is calculated as: EBITDA divided by interest expense. EBITDA is calculated as follows: net income plus interest expense, income taxes, depreciation, amortization and impairment losses less gain on sales of investment properties. Our EBITDA for the years ended December 31, 2002 and 2001 was $130.2 million and $115.9 million, respectively. This information should not be considered as an alternative to any GAAP performance measures. Our calculation of EBITDA may be different from the calculation used by other companies and, therefore, comparability may be limited. The following is a reconciliation of net income to EBITDA for 2002 and 2001 (dollars in thousands):

                                                                          2002                    2001
   -----------------------------------------------------------------------------------------------------------
   Net income                                                   $       78,667           $       67,558
   Interest                                                             23,536                   26,466
   Income taxes                                                          1,744                    1,792
   Depreciation:
       Continuing operations                                            30,833                   28,447
       Discontinued operations                                             394                      678
   Impairment losses:
       Continuing operations                                                --                    1,380
       Discontinued operations                                           1,320                       70
   Gain on sales of investment properties:
       Continuing operations                                              (340)                 (10,478)
       Discontinued operations                                          (5,957)                      --
      --------------------------------------------------------------------------------------------------------

   EBITDA                                                       $      130,197           $      115,913
   ===========================================================================================================

FIXED COVERAGE RATIO. Our fixed coverage ratio for 2002 was 3.9 times and for 2001 was 3.2 times. Fixed coverage ratio is calculated as follows: EBITDA divided by the sum of interest expense and preferred stock dividends. This information should not be considered as an alternative to GAAP performance measures.

DEPRECIATION AND AMORTIZATION was $30.8 million in 2002 versus $28.4 million in 2001. The increase in depreciation and amortization was due to the acquisition of properties in 2001 and 2002, which was offset by property sales in 2001 and 2002. Depreciation of buildings and improvements is computed using the straight-line method over an estimated useful life of 25 years. If we used a shorter or longer estimated useful life it could have a material impact on our results of operations and financial position. We believe that 25 years is an appropriate estimate of useful life. No depreciation has been recorded on Crest Net's properties because they are held for sale.

Amortization expense related to goodwill for 2001 was $924,000. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 2002, our goodwill is no longer amortized, but instead will be tested for impairment at least annually. If goodwill is determined to be impaired, a provision for impairment will be recorded to reduce the carrying value to its fair value. During the second quarter of 2002, we completed the transitional impairment testing of our goodwill and found that our goodwill was not impaired.

GENERAL AND ADMINISTRATIVE EXPENSES increased by $1.7 million to $9.5 million in 2002 versus $7.8 million in 2001. General and administrative expenses as a percentage of total revenue increased to 6.7% in 2002 as compared to 6.3% in 2001. Included in general and administrative expenses are $410,000 and $496,000 of expenses attributable to Crest Net in 2002 and 2001, respectively. General and administrative expenses, excluding expenses attributable to Crest Net, increased primarily due to increases in corporate insurance, payroll costs and staffing.

We had 56 employees at March 1, 2003 compared to 53 employees at March 1, 2002.

PROPERTY EXPENSES are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At December 31, 2002, 27 properties were available for lease, as compared to 20 at December 31, 2001.

Property expenses were $2.7 million in 2002 and $2.4 million in 2001. The $300,000 increase in property expenses is primarily attributable to an increase in portfolio property insurance and costs associated with properties available for lease.

OTHER EXPENSES were $1.7 million in 2002 and $1.8 million in 2001. The following is a summary of our other expenses in 2002 and 2001 (dollars in thousands):

                                                                       2002              2001           Net Change
----------------------------------------------------------------------------------------------------------------------
Realty Income state and local income taxes                           $      497        $       392        $    104
Crest Net income taxes                                                   1,247              1,400             (152)
----------------------------------------------------------------------------------------------------------------------

Other expenses                                                       $   1,744         $    1,792         $    (48)
======================================================================================================================

A PROVISION FOR IMPAIRMENT LOSS of $1.3 million was recorded in 2002, and is included in discontinued operations. A provision for impairment loss of $1.5 million was recorded in 2001. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. The carrying value of our real estate is the largest component of our consolidated balance sheet. If events should occur that required us to reduce the carrying value of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations or financial position.

GAIN ON SALES OF INVESTMENT PROPERTIES. In 2002, we sold or exchanged 35 properties for a total of $20.2 million and recognized a gain of $6.3 million. Of this gain, $6.0 million is included in income from discontinued operations. In 2001, we sold 35 properties for a total of $39.5 million and recognized a gain of $10.5 million. The gain recognized from property sales in 2002 was $4.2 million less than the gain recognized from property sales in 2001.

INCOME FROM DISCONTINUED OPERATIONS. In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Effective January 1, 2002, Statement No. 144 superseded Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement No. 144 requires long-lived assets to be disposed of to be measured at the lower of carrying amount or fair value less cost to sell on our balance sheet. It also broadened the reporting requirements of discontinued operations to include a component of an entity rather than a segment of a business. Statement No. 144 states that a component of an entity comprises operations and cash flows that clearly can be distinguished, operationally and for financial reporting purposes, from the rest of the entity. In accordance with Statement No. 144, we report each individual property as a reporting component for determining discontinued operations. Four properties listed as held for sale at December 31, 2002, plus 32 properties sold during 2002 were reported as discontinued operations. As required by Statement No. 144, three other properties reported as held for sale at December 31, 2001, that were sold during 2002, were not reported as discontinued operations.

The following is a summary of our income from discontinued operations for 2002 and 2001 (dollars in thousands):

                                                                       2002             2001           Net Change
--------------------------------------------------------------------------------------------------------------------
Rental revenue                                                      $ 1,536           $ 2,348          $  (812)
Interest and other revenue                                                2                14              (12)
Gain on sales of investment properties                                5,957                --            5,957
Depreciation and amortization                                          (394)             (678)             284
Property expenses                                                      (191)             (137)             (54)
Provision for impairment losses                                      (1,320)              (70)          (1,250)
--------------------------------------------------------------------------------------------------------------------

Income from discontinued operations                                 $ 5,590           $ 1,477          $ 4,113
====================================================================================================================

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At December 31, 2002, we classified real estate with a carrying amount of $6.5 million as held for sale, which includes $4.6 million in properties owned by Crest Net. Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified. We anticipate we will receive between $15 million and $30 million in proceeds from the sale of investment properties during the next 12 months. We intend to invest these proceeds into new property acquisitions.

PREFERRED STOCK DIVIDENDS. We paid preferred stock dividends of $9.7 million in both 2002 and 2001.

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS in 2002 increased by $11.2 million, or 19.4%, to $69.0 million versus $57.8 million in 2001.

The calculation to determine net income available to common stockholders includes gains and losses from the sale of investment properties. The amount of gains and losses varies from year to year based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during 2002 was $6.3 million. This was $4.2 million less than the gain recognized from investment property sales during 2001. Excluding the gain on sales of investment properties, net income available to common stockholders increased by $15.4 million, or 32.6%.

THE FOLLOWING IS A COMPARISON OF OUR RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 TO THE YEAR ENDED DECEMBER 31, 2000.

RENTAL REVENUE was $119.7 million for 2001 versus $114.7 million for 2000, an increase of $5.0 million, or 4.4%. The increase in rental revenue is attributable to:

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

Interest on outstanding loans and notes was $5.8 million lower in 2001 than in 2000 primarily due to a decrease of $58.9 million in the average outstanding balances and a decrease of 35 basis points in our average interest rate. The average interest rate on our credit facilities decreased to 6.36% in 2001 from 7.67% in 2000. The majority of our credit facilities interest rate reductions in 2001 occurred during the second half of the 2001. In 2001, the Federal Reserve decreased the federal funds rate 11 times by an aggregate total of 475 basis points. Correspondingly, the average borrowing rate on our credit facilities declined during the same period.

INTEREST COVERAGE RATIO. Our interest coverage ratio for 2001 was 4.4 times and for 2000 was 3.5 times. Our EBITDA (as defined above) for the years ended December 31, 2001 and 2000 was $115.9 million and $109.4 million, respectively.

The following is a reconciliation of net income to EBITDA for 2001 and 2000 (dollars in thousands):

                                                                          2001                    2000
   -----------------------------------------------------------------------------------------------------------
   Net income                                                   $       67,558           $       54,788
   Interest                                                             26,466                   31,547
   Income taxes                                                          1,792                      807
   Depreciation:
       Continuing operations                                            28,447                   28,325
       Discontinued operations                                             678                      678
   Impairment losses:
       Continuing operations                                             1,380                       --
       Discontinued operations                                              70                       --
   Gain on sales of investment properties:
       Continuing operations                                           (10,478)                  (6,712)
       Discontinued operations                                              --                       --
   -----------------------------------------------------------------------------------------------------------

   EBITDA                                                       $      115,913           $      109,433
   ===========================================================================================================

FIXED COVERAGE RATIO.  Our fixed coverage ratio (as defined above) for 2001 was
3.2 times and for 2000 was 2.7 times.

DEPRECIATION AND AMORTIZATION was $28.4 million in 2001 versus $28.3 million in 2000. Amortization of goodwill for each of the years 2001 and 2000 was $924,000.

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

We had 53 employees at March 1, 2002 compared to 49 employees at March 1, 2001.

PROPERTY EXPENSES were $2.4 million in 2001 and $2.0 million in 2000. The $400,000 increase in property expenses is primarily attributable to an increase in portfolio property insurance and costs associated with properties available for lease.

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
======================================================================================================================

A PROVISION FOR IMPAIRMENT LOSS of $1.5 million was recorded in 2001. No provision for impairment loss was recorded in 2000.

GAIN ON SALES OF INVESTMENT PROPERTIES. In 2001, we sold 35 properties for a total of $39.5 million and recognized a gain of $10.5 million. In 2000, we sold 21 properties for a total of $45.2 million and recognized a gain of $6.7 million. Included in the 21 properties sold in 2000, are two properties, valued at $22.7 million, leased by one of our tenants that we exchanged for two other properties owned by that tenant. The gain recognized from property sales in 2001 was $10.5 million, or $3.8 million greater than the gain recognized from property sales in 2000 of $6.7 million.

INCOME FROM DISCONTINUED OPERATIONS. Four properties listed as held for sale at December 31, 2002, plus 32 properties sold during 2002 were reported as discontinued operations. The following is a summary of our income from discontinued operations for 2001 and 2000 (dollars in thousands):

                                                                       2001             2000           Net Change
--------------------------------------------------------------------------------------------------------------------
Rental revenue                                                      $ 2,348           $ 2,515         $   (167)
Interest and other revenue                                               14                --               14
Gain on sales of investment properties                                   --                --               --
Depreciation and amortization                                          (678)             (678)              --
Property expenses                                                      (137)              (33)            (104)
Provision for impairment loss                                           (70)               --              (70)
--------------------------------------------------------------------------------------------------------------------

Income from discontinued operations                                 $ 1,477           $ 1,804           $ (327)
====================================================================================================================

PREFERRED STOCK DIVIDENDS. We paid preferred stock dividends of $9.7 million in both 2001 and 2000.

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS in 2001 increased by $12.7 million to $57.8 million versus $45.1 million in 2000.


                               IMPACT OF INFLATION

Tenant leases generally provide for limited increases in rent as a result of increases in the tenants' sales volumes, increases in the consumer price index, and/or fixed increases. We expect that inflation will cause these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.

Approximately 97.3%, or 1,165, of the 1,197 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property costs and expenses. These lease features reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed their increases in revenue.


                       IMPACT OF ACCOUNTING PRONOUNCEMENTS

A. In November 2002, the FASB issued FIN No. 45, Accounting and Disclosure for Guarantees. FIN No. 45 addresses certain guarantees and the initial recognition, measurement and disclosure at inception of the guarantee. The impact of adopting FIN No. 45 is not expected to have a material effect on our financial position or results of operations.

B. In January 2003, the FASB issued FIN No. 46, Consolidation of Certain Variable Interest Entities. FIN No. 46 requires consolidation of a variable interest entity by an enterprise that holds a controlling financial interest. The impact of adopting FIN No. 46 is not expected to have a material effect on our financial position or results of operations.


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at December 31, 2002. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in table in millions):

                                        Expected Maturity Data
                               ------------------------------------------
                                    2005          2007        Thereafter     Total      Fair Value(4)
                                    ----          ----        ----------     -----      -------------
  Fixed rate debt                     --       $110.0(2)       $120.0(3)      $230.0       $250.6
  Average interest rate                            7.75%           8.21%       7.99%
  Variable rate debt             $109.7(1)           --              --       $109.7       $109.7
  Average interest rate              2.45%                                     2.45%

(1) The credit facility expires in October 2005.
(2) $110 million matures in May 2007.
(3) $100 million matures in October 2008 and $20 million matures in January
2009.
(4) We base the fair value of the fixed rate debt at December 31, 2002 on the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

The table incorporates only those exposures that exist as of December 31, 2002; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

TABLE OF CONTENTS                                                                                     PAGE


         A. Independent Auditors' Report.............................................................   39

         B. Consolidated Balance Sheets,
            December 31, 2002 and 2001...............................................................   40

         C. Consolidated Statements of Income,
            Years ended December 31, 2002, 2001 and 2000.............................................   41

         D. Consolidated Statements of Stockholders' Equity,
            Years ended December 31, 2002, 2001 and 2000.............................................   42

         E. Consolidated Statements of Cash Flows,
            Years ended December 31, 2002, 2001 and 2000.............................................   43

         F. Notes to Consolidated Financial Statements...............................................   44

         G. Consolidated Quarterly Financial Data
            (unaudited) for 2001 and 2000............................................................   57

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

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Realty Income Corporation:


We have audited the consolidated financial statements of Realty Income Corporation and subsidiaries as listed in the accompanying table of contents. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III as listed in the accompanying table of contents. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            /s/ KPMG LLP


San Diego, California
January 24, 2003,
  except as to the third
  paragraph of Note 5,
  which is as of March 1, 2003

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    -----------------------------------------

                           December 31, 2002 and 2001
                  (dollars in thousands, except per share data)

                                                                                    2002                2001
--------------------------------------------------------------------------------------------------------------------
ASSETS Real estate, at cost:
     Land                                                                       $   467,488         $   412,455
     Buildings and improvements                                                     818,412             765,707
--------------------------------------------------------------------------------------------------------------------
                                                                                  1,285,900           1,178,162
     Less accumulated depreciation and amortization                                (254,250)           (233,848)
--------------------------------------------------------------------------------------------------------------------

          Net real estate held for investment                                     1,031,650             944,314
     Real estate held for sale, net                                                   6,528              23,356
--------------------------------------------------------------------------------------------------------------------
          Net real estate                                                         1,038,178             967,670
Cash and cash equivalents                                                             8,921               2,467
Accounts receivable                                                                   4,408               4,857
Goodwill, net                                                                        17,206              17,206
Other assets                                                                         11,517              11,508
--------------------------------------------------------------------------------------------------------------------

          Total assets                                                          $ 1,080,230         $ 1,003,708
====================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable                                                           $     6,801         $     6,238
Accounts payable and accrued expenses                                                 5,047               5,834
Other liabilities                                                                     6,227               4,543
Lines of credit payable                                                             109,700              85,300
Notes payable                                                                       230,000             230,000
--------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                              357,775             331,915
--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity
Preferred stock and paid in capital, par value $1.00 per share,
    20,000,000 shares authorized, 4,125,700 shares issued and outstanding            99,368              99,368
Common stock and paid in capital, par value $1.00 per share,
    100,000,000 shares authorized, 34,874,827 and 32,829,111
    shares issued and outstanding in 2002 and 2001, respectively                    855,818             795,505
Distributions in excess of net income                                              (232,731)           (223,080)
--------------------------------------------------------------------------------------------------------------------

    Total stockholders' equity                                                      722,455             671,793
--------------------------------------------------------------------------------------------------------------------

    Total liabilities and stockholders' equity                                  $ 1,080,230         $ 1,003,708
====================================================================================================================


      The accompanying notes to consolidated financial statements are an integral part of these statements.


                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               --------------------------------------------------

                  Years Ended December 31, 2002, 2001 and 2000
                  (dollars in thousands, except per share data)

                                                             2002                 2001                 2000
---------------------------------------------------------------------------------------------------------------------
REVENUE
    Rental                                              $       137,138       $      119,713       $      114,675
    Gain on sales of real estate acquired for resale              3,495                3,374                  766
    Interest and other                                              347                  822                  353
---------------------------------------------------------------------------------------------------------------------

                                                                140,980              123,909              115,794
---------------------------------------------------------------------------------------------------------------------

EXPENSES
    Interest                                                     23,536               26,466               31,547
    Depreciation and amortization                                30,833               28,447               28,325
    General and administrative                                    9,454                7,840                6,844
    Property                                                      2,676                2,381                1,999
    Other                                                         1,744                1,792                  807
    Provision for impairment losses                                  --                1,380                   --
---------------------------------------------------------------------------------------------------------------------

                                                                 68,243               68,306               69,522
---------------------------------------------------------------------------------------------------------------------

Income from operations                                           72,737               55,603               46,272
Gain on sales of investment properties                              340               10,478                6,712
---------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                73,077               66,081               52,984
Income from discontinued operations                               5,590                1,477                1,804
---------------------------------------------------------------------------------------------------------------------

Net income                                                       78,667               67,558               54,788
Preferred stock dividends                                        (9,713)              (9,712)              (9,712)
---------------------------------------------------------------------------------------------------------------------

Net income available to common stockholders             $        68,954       $       57,846       $       45,076
====================================================== == ================= === ================ === ================

Income from continuing operations per common share:
    Basic                                               $          1.87       $         1.93       $         1.62
    Diluted                                             $          1.86       $         1.93       $         1.62

Net income available to common stockholders per common share:
    Basic and diluted                                   $          2.03       $         1.98       $         1.69



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------

                  Years Ended December 31, 2002, 2001 and 2000
                             (dollars in thousands)


                                                  Shares of             Preferred         Common
                                         -----------------------------  Stock and        stock and     Distributions
                                          Preferred        Common        paid in          paid in       in excess of
                                            Stock          Stock         capital          capital        net income          Total
    --------------------------------------------------------------------------------------------------------------------------------
    Balance, December 31, 1999            4,140,000      26,822,164       99,679     $    636,611    $   (201,459)   $      534,831

    Net income                                   --              --           --               --          54,788            54,788
    Distributions paid and payable               --              --           --               --         (68,060)          (68,060)
    Shares purchased                        (14,300)       (284,500)        (276)          (6,223)             --            (6,499)
    Shares issued                                --          27,800           --              593              --               593
    Shares forfeited                             --          (1,945)          --              (49)             --               (49)
    Stock offering costs                         --               --         (35)              --              --               (35)
    --------------------------------------------------------------------------------------------------------------------------------
    --------------------------------------------------------------------------------------------------------------------------------

    Balance, December 31, 2000            4,125,700      26,563,519       99,368          630,932        (214,731)          515,569

    Net income                                   --              --           --               --          67,558            67,558
    Distributions paid and payable               --              --           --               --         (75,907)          (75,907)
    Shares issued in stock offerings,
       net of offering costs of $9,044           --       5,900,000           --          157,041              --           157,041
    Shares purchased                             --          (6,800)          --             (169)             --              (169)
    Shares issued                                --         380,527           --            9,340              --             9,340
    Shares forfeited                             --          (8,135)          --             (202)             --              (202)
    Deferred stock compensation, net
      of forfeitures and amortization
                                                 --              --           --           (1,437)             --            (1,437)
    --------------------------------------------------------------------------------------------------------------------------------
    --------------------------------------------------------------------------------------------------------------------------------

    Balance, December 31, 2001            4,125,700      32,829,111       99,368          795,505        (223,080)          671,793

    Net income                                   --              --           --               --          78,667            78,667
    Distributions paid and payable               --              --           --               --         (88,318)          (88,318)
    Shares issued in stock offerings,
       net of offering costs of $2,957           --       1,823,150           --           57,079              --            57,079
    Shares issued                                --         222,828           --            5,927              --             5,927
    Shares forfeited                             --            (262)          --               (7)             --                (7)
    Deferred stock compensation, net
      of forfeitures and amortization
                                                 --              --           --           (2,686)             --            (2,686)
    --------------------------------------------------------------------------------------------------------------------------------
    --------------------------------------------------------------------------------------------------------------------------------

    Balance, December 31, 2002            4,125,700      34,874,827       99,368     $    855,818    $   (232,731)   $      722,455
    ================================================================================================================================



                 The accompanying notes to consolidated financial statements are an integral part of these statements.

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            --------------------------------------------------------
                  Years Ended December 31, 2002, 2001 and 2000
                             (dollars in thousands)

                                                                           2002               2001                2000
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $       78,667     $       67,558     $        54,788
Adjustments to net income:
   Depreciation and amortization                                             30,833             28,447              28,325
   Provision for impairment losses                                               --              1,380                  --
   Income from discontinued operations                                       (5,590)            (1,477)             (1,804)
   Cash from discontinued operations                                          1,347              2,225               2,482
   Investments in real estate acquired for resale                            (6,724)           (24,535)            (28,577)
   Proceeds from sales of real estate acquired for resale                    27,287             28,912               6,215
   Gain on sales of real estate acquired for resale                          (3,495)            (3,374)               (766)
   Gain on sales of investment properties                                      (340)           (10,478)             (6,712)
   Amortization of deferred stock compensation                                  595                301                 194
Changes in assets and liabilities:
   Accounts receivable and other assets                                         202              1,125                 291
   Accounts payable, accrued expenses and other liabilities                   2,025                (49)              2,154
-----------------------------------------------------------------------------------------------------------------------------

   Net cash provided by operating activities                                124,807             90,035              56,590
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES Proceeds from sales of investment properties:
     From continuing operations                                               1,198             39,543              22,536
     From discontinued operations                                            18,530                 --                  --
Acquisition of and additions to investment properties                      (134,427)          (132,291)            (56,142)
Increase in other assets                                                         --                 --                (450)
------------------------------------------------------------------------------------------------------------------------------

   Net cash used in investing activities                                   (114,699)           (92,748)            (34,056)
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit                                             332,700            196,300             157,700
Payments under lines of credit                                             (308,300)          (285,000)           (102,900)
Distributions to common stockholders                                        (78,042)           (64,871)            (58,262)
Distributions to preferred stockholders                                      (9,713)            (9,712)             (9,712)
Proceeds from common stock offerings,
    net of offering costs                                                    57,079            157,041                  --
Proceeds from other stock issuances                                           2,622              7,776                 216
Proceeds from preferred stock offerings,
    net of offering costs                                                        --                 --                 (35)
Shares purchased                                                                 --               (169)             (6,499)
-----------------------------------------------------------------------------------------------------------------------------

   Net cash provided by (used in) financing activities                       (3,654)             1,365             (19,492)
-----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                          6,454             (1,348)              3,042
Cash and cash equivalents, beginning of year                                  2,467              3,815                 773
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                               $        8,921     $        2,467     $         3,815
=============================================================================================================================

For supplemental disclosures, see note 14.

              The accompanying notes to consolidated financial statements are an integral part of these statements.


                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          -------------------------------------------------------------

                        December 31, 2002, 2001 and 2000


1.   ORGANIZATION AND OPERATION

Realty Income Corporation ("Realty Income," the "Company," "we" or "our") is organized as a Maryland corporation. We invest in commercial retail real estate and have elected to be taxed as a real estate investment trust ("REIT"). At December 31, 2002, we owned 1,197 properties in 48 states containing approximately 10 million leasable square feet, excluding four properties owned by our subsidiary, Crest Net Lease, Inc. ("Crest Net").


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

FEDERAL INCOME TAXES. We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended ("IRS Code"). We believe Realty Income has qualified and continues to qualify as a REIT and therefore will be permitted to deduct distributions paid to its stockholders, eliminating the federal taxation of income represented by those distributions at the Company's level. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of Crest Net, which totaled $1.0 million, $1.2 million and $264,000 in 2002, 2001 and 2000, respectively, and which are included in other expenses.

EARNINGS AND PROFITS, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due to differences for IRS Code purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties, among other things.

The following reconciles our net income available to common stockholders to taxable income for the year ended December 31, 2002 (dollars in thousands) (unaudited):

Net income available to common stockholders                            $ 68,954
Tax loss on the sale of real estate less than book gain                  (8,850)
Elimination of net revenue and expenses from Crest Net                   (2,586)
Dividends received from Crest Net                                         2,300
Preferred dividends not deductible for tax                                9,713
Depreciation and amortization timing differences                         10,085
Impairment losses                                                         1,320
Other adjustments                                                         1,117
--------------------------------------------------------------------------------

Estimated taxable net income                                           $ 82,053
================================================================================

NET INCOME PER COMMON SHARE. Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing the amount of net income available to common stockholders for the period by the number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period.

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation, for the years ended December 31:

                                                                   2002                2001                2000
-----------------------------------------------------------------------------------------------------------------------
Weighted average shares used for
    Basic net income per share computation                      33,933,749          29,225,359          26,684,598
Incremental shares from the assumed
    exercise of stock options                                       54,408              55,761              16,208
-----------------------------------------------------------------------------------------------------------------------
Adjusted weighted average shares used for
    diluted net income per share computation                    33,988,157          29,281,120          26,700,806
=======================================================================================================================

In 2002 and 2001, no stock options were anti-dilutive. In 2000, 296,653 stock options were anti-dilutive and therefore excluded from the incremental shares from the assumed exercise of stock options.

DISCONTINUED OPERATIONS. In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Effective January 1, 2002, Statement No. 144 superseded Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement No. 144 requires long-lived assets to be disposed of to be measured on our balance sheet at the lower of carrying amount or fair value less costs to sell. It also broadened the reporting requirements of discontinued operations to include a component of an entity rather than a segment of a business. Statement No. 144 states that a component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. In accordance with Statement No. 144, we report each individual property as a reporting component for determining discontinued operations. The operations of four properties listed as held for sale at December 31, 2002, plus 32 properties sold during 2002 were reported as income from discontinued operations in 2002, and their respective 2001 and 2000 results of operations were reclassified to income from discontinued operations. As required by Statement No. 144, three other properties reported as held for sale at December 31, 2001 that were sold during 2002 were not reported as discontinued operations.

The following is a summary of our income from discontinued operations for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

                                                                     2002          2001          2000
     ----------------------------------------------------------------------------------------------------
     Rental revenue
                                                                    $ 1,536       $ 2,348       $ 2,515
     Interest and other revenue                                           2            14            --
     Gain on sales of investment properties                           5,957            --            --
     Depreciation and amortization                                     (394)         (678)         (678)
     Property expenses                                                 (191)         (137)          (33)
     Provision for impairment loss                                   (1,320)          (70)           --
     ----------------------------------------------------------------------------------------------------

     Income from discontinued operations                            $ 5,590       $ 1,477       $ 1,804
     ====================================================================================================

     Income from discontinued
         operations per common share
         Basic and diluted                                          $   0.16      $  0.05       $  0.07

LEASES. All leases are accounted for as operating leases. Under this method, lease payments that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Any rent revenue contingent upon a tenant's sales is recognized only after the tenants exceed their sales breakpoint. Rental increases based upon changes in the consumer price indexes are recognized only after the changes in the indexes have occurred, and then applied according to the lease agreements.

PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of Realty Income, Crest Net and other entities for which we make operational and financial decisions (control), after elimination of all material inter company balances and transactions.

CASH EQUIVALENTS. We consider all short-term, highly liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

DEPRECIATION AND AMORTIZATION. Depreciation of buildings and improvements and amortization of goodwill are computed using the straight-line method over an estimated useful life of 25 years.

MAINTENANCE AND REPAIRS. Expenditures for maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

PROVISION FOR IMPAIRMENT LOSSES. We review long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment loss is measured as the amount by which the current book value of the asset exceeds the fair value of the asset. If a property is held for sale, it is carried at the lower of cost or estimated fair value, less cost to sell. Provisions for impairment losses of $1.3 million and $1.5 million were recorded in 2002 and 2001, respectively. No provision for impairment loss was recorded in 2000.

STOCK OPTION PLAN. Prior to 2002 we accounted for our stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issues to Employees and related interpretations. No stock option-based compensation cost was reflected in 2001 or 2000 net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2002, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and beginning in 2002 started expensing the costs for all stock option awards granted, modified, or settled after January 1, 2002. Stock option awards under the plan vest over periods ranging from one to five years. Therefore, the cost related to stock option-based compensation included in the determination of net income available to common stockholders is less than that which would have been recognized if the fair value based method had been applied to all stock option awards since the original effective date of Statement No. 123.

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share amounts).

                                                                    2002             2001              2000
------------------------------------------------------------------------------------------------------------------
Net income available to common
   stockholders, as reported                                      $ 68,954         $ 57,846          $ 45,076
Add: Stock option-based compensation expense
   included in reported net income                                      12               --                --
Deduct: Total stock option-based compensation
   expense determined under fair value method
   for all awards, net of related tax effects                         (106)            (216)              (93)
------------------------------------------------------------------------------------------------------------------
Pro forma net income available to
   common stockholders                                            $ 68,860         $ 57,630          $ 44,983
==================================================================================================================

                                                                    2002             2001              2000
------------------------------------------------------------------------------------------------------------------
Earnings per common share:
   As reported - basic and diluted                                $ 2.03           $ 1.98            $ 1.69
   Pro forma - basic                                                2.03             1.97              1.69
   Pro forma - diluted                                              2.03             1.97              1.68

GOODWILL. In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. This statement changed the accounting for goodwill from an amortization method to an impairment-only approach. Under Statement No. 142, goodwill will be tested for impairment annually and also whenever events or circumstances occur that indicate that our goodwill might be impaired. We adopted the provisions of Statement No. 142 on January 1, 2002 and ceased amortizing our goodwill, which totaled $17.2 million. During the second quarter of 2002, we completed the transitional impairment testing of our goodwill and found that our goodwill was not impaired. We did not have any new goodwill or record an impairment loss on our existing goodwill during 2002. Amortization of goodwill for each of the years 2001 and 2000 was $924,000. We do not have any intangible assets as contemplated under Statement No. 142 or unamortized negative goodwill.

The following table reconciles reported net income available to common stockholders to adjusted net income available to common stockholders. It excludes the effect of goodwill amortization expense that is no longer amortized under Statement No. 142 (in thousands, except per share data):

                                                                        2002           2001          2000
-------------------------------------------------------------------------------------------------------------
Net income available to common stockholders, as reported               $68,954       $57,846       $45,076
Goodwill amortization                                                       --           924           924
-------------------------------------------------------------------------------------------------------------
Adjusted net income available to common stockholders                   $68,954       $58,770       $46,000
=============================================================================================================

Basic and diluted earnings per common share
Net income available to common stockholders, as reported               $  2.03        $ 1.98        $ 1.69
Goodwill amortization                                                       --          0.03          0.03
-------------------------------------------------------------------------------------------------------------
Adjusted net income available to common stockholders                   $  2.03        $ 2.01        $ 1.72
=============================================================================================================

USE OF ESTIMATES. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Management believes that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis of the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to depreciable lives of our real estate assets and recoverability (impairment) of our real estate assets. We believe our estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

RECLASSIFICATIONS. Certain of the 2001 and 2000 balances have been reclassified to conform to the 2002 presentation.

3.   PROPERTY ACQUISITIONS

A. In 2002, we invested $133.3 million in 108 new retail properties and properties under development with an average initial contractual lease rate of 10.4%. We have committed to pay estimated unfunded development costs of $9.3 million on properties under construction at December 31, 2002. In 2001, we invested $131.8 million in 91 new retail properties and properties under development with an average initial contractual lease rate of 11.0%.

B. In 2002, Crest Net invested $6.1 million in three new retail properties and properties under development. In 2001, Crest Net invested $24.7 million in 26 new retail properties and properties under development. At December 31, 2002 and 2001, investments in properties owned by Crest Net, totaled $4.6 million and $22.3 million, respectively, and are included in real estate held for sale, net, on our consolidated balance sheets.


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


5.   CREDIT FACILITIES

In October 2002, we entered into a new $250 million credit facility to replace our existing $200 million acquisition credit facility and our $25 million credit facility, each of which was scheduled to expire in 2003. Under the terms of the new credit facility, total funds available were increased by $25 million. Concurrent with the closing of the new $250 million credit facility, our previous $225 million credit facilities were canceled. Unamortized fees of $406,000 relating to our canceled credit facilities were charged to interest expense in 2002.

The borrowing rate on the new $250 million credit facility was reduced compared to the previous credit facilities. As of December 31, 2002, Realty Income's investment grade credit ratings provide for financing at LIBOR (London Interbank Offered Rate) plus 100 basis points with a facility fee of 20 basis points, for all-in drawn pricing of 120 basis points over LIBOR as compared to an all-in pricing of 145 basis points on our previous credit facilities. The term of the new facility extends through October 2005.

Effective March 1, 2003, Realty Income's investment grade credit ratings provide for financing at a reduced rate of LIBOR plus 90 basis points with a facility fee of 20 basis points.

The average borrowing rate on our credit facilities during 2002 was 3.0% or 340 basis points lower than our average borrowing rate during 2001 of 6.4%. Our current credit facility and previous credit facilities are subject to various leverage and interest coverage ratio limitations. The Company is and has been in compliance with these covenants.

In 2002, 2001 and 2000, interest of $511,000, $385,000 and $1.0 million, respectively, was capitalized with respect to properties under development.


6.   NOTES PAYABLE

In January 1999, we issued $20 million of 8.0% senior notes due 2009 (the "2009 Notes"). The 2009 Notes are unsecured and were sold at 98.757% of par. Interest on the 2009 Notes is payable semiannually.

In October 1998, we issued $100 million of 8.25% Monthly Income Senior Notes due 2008 (the "2008 Notes"). The 2008 Notes are unsecured and were sold at par ($25.00). In May 1998, we entered into a treasury interest rate lock agreement associated with the 2008 Notes. In settlement of the agreement, we made a payment of $8.7 million in 1998. The payment on the agreement is being amortized over 10 years (the life of the 2008 Notes) as a yield adjustment to interest expense. After taking into effect the results of a treasury interest rate lock agreement, the effective rate to us on the 2008 Notes is 9.12%. Interest on the 2008 Notes is payable monthly.

In May 1997, we issued $110 million of 7.75% senior notes due 2007 (the "2007 Notes"). The 2007 Notes are unsecured and were sold at 99.929% of par. In December 1996, we entered into a treasury interest rate lock agreement associated with the 2007 Notes. In settlement of the agreement, we received $1.1 million in 1997. The payment received on the agreement is being amortized over 10 years (the life of the 2007 Notes) as a yield adjustment to interest expense. After taking into effect the results of a treasury interest rate lock agreement, the effective interest rate to us on the 2007 Notes is 7.62%. Interest on the 2007 Notes is payable semiannually.

Interest incurred on the 2009 Notes, 2008 Notes and 2007 Notes collectively for each of the years ended December 31, 2002, 2001 and 2000 was $18.4 million.


7.   DISTRIBUTIONS PAID AND PAYABLE

A. We pay monthly cash distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the years ended December 31:

      Month                                  2002                        2001                      2000
      ------------------------------------------------------------------------------------------------------------
      January                              $0.19000                  $0.18500                   $0.18000
      February                              0.19000                   0.18500                    0.18000
      March                                 0.19000                   0.18500                    0.18000
      April                                 0.19125                   0.18625                    0.18125
      May                                   0.19125                   0.18625                    0.18125
      June                                  0.19125                   0.18625                    0.18125
      July                                  0.19250                   0.18750                    0.18250
      August                                0.19250                   0.18750                    0.18250
      September                             0.19250                   0.18750                    0.18250
      October                               0.19375                   0.18875                    0.18375
      November                              0.19375                   0.18875                    0.18375
      December                              0.19375                   0.18875                    0.18375
      ------------------------------------------------------------------------------------------------------------

      Total                                $2.30250                  $2.24250                   $2.18250
      ============================================================================================================

The following presents the federal income tax characterization of distributions paid or deemed to be paid to common stockholders for the years ended
December 31:

                                            2002                      2001                      2000
--------------------------------------------------------------------------------------------------------------
Ordinary income                        $2.16843                  $1.94838                  $1.76796
Return of capital                       0.13407                   0.29412                   0.41454
Capital gain                                 --                        --                        --
--------------------------------------------------------------------------------------------------------------

Totals                                 $2.30250                  $2.24250                 $2.18250
==============================================================================================================

At December 31, 2002, a distribution of $0.195 per common share was payable and was paid in January 2003. At December 31, 2001, a distribution of $0.19 per common share was payable and was paid in January 2002.

B. In May 1999, we issued 2,760,000 shares of 9 3/8% Class B cumulative redeemable preferred stock (the "Class B Preferred"), of which 2,745,700 shares are outstanding. Beginning May 25, 2004, the Class B Preferred shares are redeemable at our option at $25.00 per share. Dividends on the Class B Preferred are paid quarterly in arrears. For each of the years ended December 31, 2002, 2001 and 2000, dividends of $6.4 million were paid on our Class B Preferred.

The following presents the federal income tax characterization of dividends paid or deemed to be paid to Class B Preferred stockholders for the years ended December 31:

                                         2002                      2001                       2000
-------------------------------------------------------------------------------------------------------------
Ordinary income                     $2.34372                    $2.34360                  $2.34360
Capital gain                              --                          --                        --

C. In July 1999, we issued 1,380,000 shares of 9 1/2% Class C cumulative redeemable preferred stock (the "Class C Preferred"), all of which are outstanding. Beginning July 30, 2004, the Class C Preferred shares are redeemable at our option at $25.00 per share. Dividends on the Class C Preferred are paid monthly in arrears. For each of the years ended December 31, 2002, 2001 and 2000, dividends of $3.3 million were paid on our Class C Preferred.

The following presents the federal income tax characterization of dividends paid or deemed to be paid to Class C Preferred stockholders for the years ended December 31:

                                         2002                      2001                      2000
-------------------------------------------------------------------------------------------------------------
Ordinary income                     $2.37497                    $2.37480                  $2.37480
Capital gain                              --                          --                        --


8.   COMMON STOCK OFFERINGS

A. In July 2002, we issued 1,550,000 shares of common stock at a price of $33.40 per share. The net proceeds of $48.9 million were used to repay a portion of our $200 million acquisition credit facility.

B. In February 2002, we issued 273,150 shares of common stock to a unit investment trust at a net price to us of $30.26 per share, based on a 5% discount to the market price at the time of issuance of $31.85 per share. The net proceeds of $8.2 million were used to repay a portion of our $200 million acquisition credit facility.

C. In October 2001, we issued 2,600,000 shares of common stock at a price of $28.50 per share. In November 2001, 350,000 additional shares were issued when the underwriters exercised their over-allotment option. The net proceeds of $79.5 million were used to repay borrowings under our $200 million acquisition credit facility and for other general corporate purposes.

D. In May 2001, we issued 2,850,000 shares of common stock at a price of $27.80 per share. We issued an additional 100,000 shares in May 2001 when the underwriters exercised their over-allotment option. The net proceeds of $77.5 million were used to repay borrowings under our $200 million acquisition credit facility and for other general corporate purposes.

9.   PURCHASES OF REALTY INCOME SECURITIES

In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common stock, preferred stock and senior debt securities. We purchased an aggregate of $6.7 million of our securities from January 2000 through December 2001. No securities were purchased in 2002.

In 2001, we invested $169,000 to purchase 6,800 shares of our common stock at an average price of $24.82 per share. In 2000, we invested $6.5 million to purchase 284,500 shares of common stock at an average price of $21.87 per share and 14,300 shares of our Class B preferred stock at an average price of $19.27 per share.


10.  OPERATING LEASES

A. At December 31, 2002, we owned 1,197 properties in 48 states, excluding properties owned by Crest Net. Of these 1,197 properties, 1,192 are single-tenant and the remainder are multi-tenant. At December 31, 2002, 27 properties were vacant and available for lease or sale.

Substantially all leases are net leases whereby the tenant pays property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Percentage rent for 2002, 2001 and 2000 was $1.6 million, $1.7 million and $2.0 million, respectively.

At December 31, 2002, minimum annual rents to be received on the operating leases are as follows (dollars in thousands):

                     For the years ending December 31,
 -----------------------------------------------------------------------

                 2003                     $      136,043
                 2004                            126,854
                 2005                            117,367
                 2006                            110,590
                 2007                            103,937
              Thereafter                         908,958
 -----------------------------------------------------------------------

                TOTAL                     $    1,503,749
 =======================================================================

B. Major Tenants - The following schedule presents rental revenue, including percentage rents, from tenants representing more than 10% of our total revenue for the years ended December 31, 2002, 2001 or 2000 (dollars in thousands):

Tenants                                                        2002                 2001                2000
-------------------------------------------------------------------------------------------------------------------
Children's World Learning Centers, Inc.                       $14,720              $14,661             $14,496
La Petite Academy, Inc.(1)                                         --                   --              11,938

(1) Rental revenue from La Petite Academy, Inc. represented less than 10% of our total revenue for 2002 and 2001.


11.  GAIN ON SALES OF REAL ESTATE ACQUIRED FOR RESALE

In 2002, Crest Net sold 23 properties for $27.3 million. We recognized a gain of $3.5 million, before income taxes, on the sales of these properties.

In 2001, Crest Net sold nine properties for $28.9 million. We recognized a gain of $3.4 million, before income taxes, on the sales of these properties.

In 2000, Crest Net sold two properties for $6.2 million. We recognized a gain of $766,000, before income taxes, on the sales of these properties.


12.  GAIN ON SALES OF INVESTMENT PROPERTIES

In 2002, we sold or exchanged 35 properties for $20.2 million and recognized a gain of $6.3 million. Included in the 35 properties was one property leased by one of our tenants that we exchanged for another property owned by that tenant (see note 14B).

In 2001, we sold 35 properties for $39.5 million and recognized a gain of $10.5 million.

In 2000, we sold or exchanged 21 properties for $45.2 million and recognized a gain of $6.7 million. Included in the 21 properties were two properties leased by one of our tenants that we exchanged for two other properties owned by that tenant for no gain (see note 14B).


13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

We believe that the carrying values reflected in the consolidated balance sheets at December 31, 2002 and 2001 reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for lines of credit payable and notes payable. In making these assessments, we used estimates. The fair value of the lines of credit payable approximates its carrying value because its terms are similar to those available in the market place. The fair value of the notes payable at December 31, 2002 and 2001 is estimated to be $250.6 million and $230.1 million, respectively, based upon the closing market price per note or indicative price per each note at December 31, 2002 and 2001, respectively.


14.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid in 2002, 2001 and 2000 was $21.4 million, $25.3 million and $29.8 million, respectively.

Income taxes paid by Realty Income and Crest Net in 2002, 2001 and 2000 were $1.7 million, $1.8 million and $807,000, respectively.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements (dollars in thousands):

A. Additions to properties resulted in the following:

                                                              2001
                                                              ----
         Buildings                                           $ 421
         Real estate held for sale, net                        183
         Other liabilities                                     604

B. In 2002, we exchanged one property leased by one of our tenants for another property owned by that tenant. In 2000, we exchanged two properties leased by one of our tenants for two other properties owned by that tenant. These transactions resulted in the following:

                                                              2002        2000
                                                              ----        ----
         Land                                                $ (23)   $ (2,031)
         Buildings                                              22       1,386
         Accumulated depreciation                                3         645
         Gain on sale                                           (2)         --

C. In 2001, acquisition of the 5% of Crest Net common stock not previously owned by Realty Income resulted in the following:

         Accounts receivable                                 $(450)
         Accounts payable and accrued expenses                (450)

D. In 2001, we reclassified unamortized amounts of restricted stock grants included in other assets to deferred stock compensation (reported as a component of common stock and paid in capital), which resulted in the following:

         Other assets                                        $(376)
         Deferred stock compensation                           376

E. Restricted stock grants resulted in the following:

                                                                    2002                 2001                 2000
                                                                    ----                 ----                 ----
         Other assets                                            $    --              $    --                $ 377
         Common stock and paid in capital                          3,305                1,564                  377
         Deferred stock compensation                              (3,305)              (1,564)                  --

F. Restricted stock forfeitures resulted in the following:

                                                                    2000
                                                                    ----
         Other assets                                            $   (49)
         Common stock and paid in capital                            (49)


15.  EMPLOYEE BENEFIT PLAN

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


16.  STOCK INCENTIVE PLAN

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

Stock options are granted with an exercise price equal to the underlying stock's fair market value at the date of grant. Stock options expire ten years from the date they are granted and vest over service periods of one, three, four and five years.

In 2002, 2001 and 2000, the Company issued 110,572 shares, 61,500 shares and 17,800 shares of restricted stock, respectively, which vest over periods ranging from five years to ten years. The weighted average fair market values of the restricted stock issued in 2002, 2001 and 2000 were $29.89, $25.43 and $21.15, respectively.

The following table summarizes our stock option activity for the years 2002, 2001 and 2000:

                                          2002                          2001                           2000
                                --------------------------    --------------------------     --------------------------
                                                 Weighted                    Weighted                       Weighted
                                                 Average                      Average                        Average
                                  Number of      Exercise      Number of     Exercise         Number of     Exercise
                                   Shares         Price          Shares        Price            Shares        Price
-----------------------------------------------------------------------------------------------------------------------
Outstanding,
   beginning of year                 275,063     $23.16           618,186      $23.77            647,848      $24.73
Options granted                       36,184      29.40                --          --            142,000       20.65
Options exercised                   (112,256)     23.36          (319,027)      24.38            (10,000)      21.63
Options canceled                      (8,751)     27.90           (24,096)      22.50           (161,662)      25.02
----------------------------------------------             ----------------              -----------------

Outstanding,
   end of year                       190,240      24.02           275,063       23.16            618,186       23.77
==============================================             ================              =================


Options exercisable,
   end of year                       160,397                      229,875                       438,437
Weighted average fair
   value of each option
   granted during the year             $2.60                           --                         $1.65

At December 31, 2002, the options outstanding under the Stock Plan had exercise prices ranging from $20.00 to $29.40 with a weighted average price of $24.02, and expiration dates ranging from August 2004 to December 2011 with a weighted average remaining term of 5.2 years. At December 31, 2002, the options exercisable under the Stock Plan had exercise prices ranging from $20.00 to $29.40 with a weighted average price of $23.13.

The fair value of each stock option grant was estimated at the date of grant using the binomial option-pricing model with the following assumptions:

                                               2002                 2000
                                        ----------------------------------------
Expected dividend yield                        9.76%                9.70%
Risk-free interest rate                        5.09%                6.30%
Volatility                                    18.18%               15.00%
Expected life of options                    10 years             10 years


17.  STOCKHOLDER RIGHTS PLAN

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

18.  SEGMENT INFORMATION

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of December 31, 2002 (dollars in thousands):

                                                                                      Revenue
                                                              --------------------------------------------------------
For the years ended December 31,                                     2002                2001               2000
----------------------------------------------------------------------------------------------------------------------
Segment rental revenue:
   Automotive parts                                                $ 10,316            $  9,837          $  9,437
   Automotive service                                                 9,555               6,893             6,864
   Child care                                                        28,331              28,206            27,929
   Consumer electronics                                               4,572               4,734             5,728
   Convenience stores                                                12,457              10,137             9,679
   Entertainment                                                      3,187               2,182             2,277
   Health and fitness                                                 5,221               4,280             2,781
   Home furnishings                                                   7,130               6,840             6,403
   Restaurants                                                       17,571              13,446            13,039
   Sporting goods                                                     5,593               1,116                --
   Theaters                                                           5,340               5,209             3,175
   Video rental                                                       4,573               4,465             4,514
   Other non-reportable segments(1)                                  23,292              22,368            22,849
Reconciling items:
      Gain on sales of real estate acquired for resale                3,495               3,374               766
      Interest and other                                                347                 822               353
----------------------------------------------------------------------------------------------------------------------

Total revenue                                                      $140,980            $123,909          $115,794
======================================================================================================================

(1) Includes 13 retail industry segments and Crest Net.

                                                                              Assets
                                                              ----------------------------------------
As of December 31,                                                   2002                2001
----------------------------------------------------------------------------------------------------------------------
Segment net real estate:
   Automotive parts                                              $   72,831           $   72,932
   Automotive service                                                91,634               44,438
   Child care                                                       133,985              142,163
   Consumer electronics                                              34,950               35,950
   Convenience stores                                               124,394               81,701
   Entertainment                                                     38,850               27,043
   Health and fitness                                                46,863               43,549
   Home furnishings                                                  64,455               69,008
   Restaurants                                                      123,233              130,076
   Sporting goods                                                    49,165               50,506
   Theaters                                                          53,755               47,273
   Video rental                                                      36,572               37,719
   Other non-reportable segments(1)                                 167,491              185,312
----------------------------------------------------------------------------------------------------------------------

   Total net real estate                                          1,038,178              967,670
Non-real estate assets                                               42,052               36,038
----------------------------------------------------------------------------------------------------------------------

Total assets                                                     $1,080,230           $1,003,708
======================================================================================================================

(1) Includes 13 retail industry segments and Crest Net.


19.  COMMITMENTS AND CONTINGENCIES

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

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED QUARTERLY FINANCIAL DATA
      --------------------------------------------------------------------

                  (dollars in thousands, except per share data)
                  (not covered by Independent Auditors' Report)

                                            First         Second           Third          Fourth
                                           Quarter        Quarter         Quarter         Quarter          Year
---------------------------------------------------------------------------------------------------------------------
2002
Total revenue                           $    33,307     $    34,371    $     36,038    $     37,264    $   140,980
Interest expense                              5,605           5,803           5,919           6,209         23,536
Depreciation and
   amortization expense                       7,342           7,501           7,893           8,097         30,833
Other expenses                                3,282           3,551           3,583           3,458         13,874
Income from operations                       17,078          17,516          18,643          19,500         72,737
Income from discontinued operations             889             928           3,166             607          5,590
Net income                                   18,294          18,445          21,820          20,108         78,667
Net income available to
   common stockholders                       15,866          16,017          19,392          17,679         68,954
Basic and diluted net
  income per common share                      0.48            0.48            0.56            0.51           2.03
Dividends paid per
  common share                              0.57000         0.57375         0.57750         0.58125        2.30250

2001
Total revenue                           $    30,965     $    29,333    $     30,387    $     33,224    $   123,909
Interest expense                              8,059           6,587           6,080           5,740         26,466
Depreciation and
   amortization expense                       7,040           6,988           7,065           7,354         28,447
Other expenses                                3,751           2,862           3,282           3,498         13,393
Income from operations                       12,115          12,896          13,960          16,632         55,603
Income from discontinued operations             408             414             421             234          1,477
Net income                                   18,473          13,476          17,186          18,423         67,558
Net income available to
   common stockholders                       16,045          11,048          14,758          15,995         57,846
Basic and diluted net
   income per common share(1)                  0.60            0.39            0.50            0.50           1.98
Dividends paid per
  common share                              0.55500         0.55875         0.56250         0.56625        2.24250

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

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

We have had no disagreements with our independent auditors on accountancy or financial disclosure.


PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

The information set forth under the captions "Director Nominees" and "Officers of the Company" and "Compliance With Federal Securities Laws" in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 6, 2003, to be filed pursuant to Regulation 14A.


Item 11: EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 6, 2003, to be filed pursuant to Regulation 14A.


Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 6, 2003, to be filed pursuant to Regulation 14A.


Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Transactions" in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 6, 2003, to be filed pursuant to Regulation 14A.

PART IV

Item 14. CONTROLS AND PROCEDURES

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

Within 90 days prior to the date of this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.


Item 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. The following documents are filed as part of this report.

        1.     Financial Statements (see Item 8)

               a.     Independent Auditors' Report

               b.     Consolidated Balance Sheets, December 31, 2002 and 2001

               c. Consolidated Statements of Income, Years ended December 31, 2002, 2001 and 2000

               d. Consolidated Statements of Stockholders' Equity, Years ended December 31, 2002, 2001 and 2000

               e. Consolidated Statements of Cash Flows, Years ended December 31, 2002, 2001 and 2000

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

               10.1 $250 million Credit Agreement dated October 28, 2002 (filed as exhibit 10.1 to the Company's Form 10-Q dated
                     September 30, 2002 and incorporated herein by reference).

               10.2 1994 Stock Option and Incentive Plan (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (registration number 33-95708) and incorporated herein by reference).

               10.3 First Amendment to the 1994 Stock Option and Incentive Plan, dated June 12, 1997 (filed as Exhibit 10.9 to the Company's Form 8-B and incorporated herein by reference).

               10.4 Second Amendment to the 1994 Stock Option and Incentive Plan, dated December 16, 1997, (filed as Exhibit 10.9 to the Company's Form 10-K dated December 31, 1997 and incorporated herein by reference).

               10.5 Management Incentive Plan, filed as Exhibit 10.10 to the Company's Form 10-K dated December 31, 1997 and incorporated herein by reference).

               10.6 Form of Nonqualified Stock Option Agreement for Independent Directors, (filed as Exhibit 10.11 to the Company's Form 10-K dated December 31, 1997 and incorporated herein by reference).

               10.7 Form of Indemnification Agreement entered into between the Company and the executive officers of the Company (filed as Exhibit 10.1 to the Company's Form 8-K dated November 21, 1997 and incorporated herein by reference).

               10.8 Form of Indemnification Agreement entered into between the Company and each director on the Board of Directors of the Company (filed as Exhibit 10.2 to the Company's Form 8-K dated November 21, 1997 and incorporated herein by reference).

               10.9 Form of Employment Agreement between the Company and its Executive Officers (incorporated by reference to the Company's Form 8-B12B dated July 29, 1997 and incorporated herein by reference).

               12.1  Statement re computation of ratios, filed herein.

               21.1 Subsidiaries of the Company as of January 1, 2003, filed herein.

               23.1  Independent Auditors' Consent, filed herein.

B. The Registrant filed one report on Form 8-K during the last quarter of the period covered by this report. The Form 8-K was in filed on October 30, 2002 reporting that the Company entered into a new $250 million, three-year, revolving, unsecured credit facility, which expires in October 2005. Simultaneously with the execution of the $250 million credit facility, the Company's $200 million acquisition credit facility and $25 million credit facility were cancelled.

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

Date: March 4, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/WILLIAM E. CLARK
        -----------------------------------
        William E. Clark
        Chairman of the Board of Directors

Date: March 4, 2003


By:     /s/THOMAS A. LEWIS
        -----------------------------------
        Thomas A. Lewis
        Vice Chairman of the Board of Directors,
        Chief Executive Officer
        (Principal Executive Officer)

Date: March 4, 2003


By:     /s/DONALD R. CAMERON
        ----------------------------
        Donald R. Cameron
        Director

Date: March 4, 2003


By:     /s/ROGER P. KUPPINGER
        -----------------------
        Roger P. Kuppinger
        Director

Date: March 4, 2003


By:     /s/MICHAEL D. MCKEE
        ---------------------
        Michael D. McKee
        Director

Date: March 4, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/WILLARD H. SMITH JR
        ----------------------------
        Willard H. Smith Jr
        Director

Date: March 4, 2003


By:     /s/KATHLEEN R. ALLEN, Ph.D.
        -----------------------------
        Kathleen R. Allen, Ph.D.
        Director

Date: March 4, 2003


By:     /s/PAUL M. MEURER
        ----------------------------
        Paul M. Meurer
        Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: March 4, 2003


By:     /s/GREGORY J. FAHEY
        ----------------------------
        Gregory J. Fahey
        Vice President, Controller
        (Principal Accounting Officer)

Date: March 4, 2003

                             OFFICER CERTIFICATIONS

I, Thomas A. Lewis, certify that:

1. I have reviewed this annual report on Form 10-K of Realty Income Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 4, 2003          /s/ THOMAS A. LEWIS
                             -----------------------------------
                             Thomas A. Lewis
                             Chief Executive Officer and
                             Vice Chairman of the Board

I, Paul M. Meurer, certify that:

1. I have reviewed this annual report on Form 10-K of Realty Income Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 4, 2003          /s/ PAUL M. MEURER
                             -----------------------------------
                             Paul M. Meurer
                             Executive Vice President,
                             Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION

12.1                 Statement re computation of ratios
21.1                 Subsidiaries of the Company as of January 1, 2003
23.1                 Independent Auditors' Consent

                   REALTY INCOME CORPORATION AND SUBSIDIARIES
             SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Apparel Stores
--------------
Mesa       AZ     619,035     867,013      None    43,447     619,035     910,460     1,529,495     139,075          02/11/99    300
Danbury    CT   1,083,296   6,217,688    40,544      None   1,083,296   6,258,232     7,341,528   1,317,867          09/30/97    300
Manchester CT     771,660   3,653,539      None      None     771,660   3,653,539     4,425,199     700,052          03/26/98    300
Manchester CT   1,250,464   5,917,037      None      None   1,250,464   5,917,037     7,167,501   1,133,806          03/26/98    300
Staten Isl.NY   4,202,093   3,385,021      None       866   4,202,093   3,385,887     7,587,980     648,484          03/26/98    300

Automotive Parts
----------------
Millbrook  AL     108,000     518,741      None        65     108,000     518,806       626,806      81,978 12/10/98 01/21/99    300
Montgomery AL     254,465     502,350      None      None     254,465     502,350       756,815      91,258          06/30/98    300
BlythevilleAR     137,913     509,447     6,000      None     137,913     515,447       653,360      93,998          06/30/98    300
Osceola    AR      88,759     520,047      None      None      88,759     520,047       608,806      94,474          06/30/98    300
Wynne      AR      70,000     547,576      None      None      70,000     547,576       617,576      84,756 11/10/98 02/24/99    300
Phoenix    AZ     231,000     513,057      None      None     231,000     513,057       744,057     294,147          11/09/87    300
Phoenix    AZ      71,750     159,359      None      None      71,750     159,359       231,109      91,363          11/19/87    300
Phoenix    AZ     222,950     495,178      None      None     222,950     495,178       718,128     249,960          11/02/89    300
Tucson     AZ     194,250     431,434      None      None     194,250     431,434       625,684     248,679          10/30/87    300
Tucson     AZ     178,297     396,004      None       150     178,297     396,154       574,451     195,802          01/19/90    300
Yuma       AZ     120,750     268,190      None      None     120,750     268,190       388,940     132,605          01/23/90    300
Grass Vly. CA     325,000     384,955      None      None     325,000     384,955       709,955     212,290          05/20/88    300
Jackson    CA     300,000     390,849      None      None     300,000     390,849       690,849     212,779          05/17/88    300
Sacramento CA     210,000     466,419      None      None     210,000     466,419       676,419     267,408          11/25/87    300
Turlock    CA     222,250     493,627      None      None     222,250     493,627       715,877     281,487          12/30/87    300
Arvada     CO     301,489     931,092      None      None     301,489     931,092     1,232,581      79,180 09/22/00 11/18/99    300
Aurora     CO     221,691     492,382      None      None     221,691     492,382       714,073     243,456          01/29/90    300
Aurora     CO     353,283   1,135,051      None      None     353,283   1,135,051     1,488,334      81,382 01/03/01 03/10/00    300
Canon City CO      66,500     147,699      None      None      66,500     147,699       214,199      84,679          11/12/87    300
Colorado
 Springs   CO     280,193     622,317      None      None     280,193     622,317       902,510     307,701          01/23/90    300
Colorado
 Springs   CO     192,988     433,542      None      None     192,988     433,542       626,530     171,733          05/20/93    300
Denver     CO     141,400     314,056      None      None     141,400     314,056       455,456     180,054          11/18/87    300
Denver     CO     315,000     699,623      None      None     315,000     699,623     1,014,623     388,225          05/16/88    300
Denver     CO     283,500     629,666      None      None     283,500     629,666       913,166     349,405          05/27/88    300
Denver     CO     688,292   1,200,007      None      None     688,292   1,200,007     1,888,299         105 In Prog. 05/30/02    300
Littleton  CO     252,925     561,758      None      None     252,925     561,758       814,683     316,886          02/12/88    300
WestminsterCO     526,620   1,099,523      None      None     526,620   1,099,523     1,626,143      78,834 01/12/01 01/18/00    300
Smyrna     DE     232,273     472,855      None      None     232,273     472,855       705,128      82,750          08/07/98    300
Lakeland   FL     500,000     645,402      None      None     500,000     645,402     1,145,402     110,983 06/04/98 12/31/97    300
Tampa      FL     427,395     472,030      None      None     427,395     472,030       899,425      81,192 06/10/98 12/05/97    300
Conyers    GA     531,935   1,180,296      None      None     531,935   1,180,296     1,712,231      33,127 03/28/02 11/13/01    300
Council
 Bluffs    IA     194,355     431,668      None         6     194,355     431,674       626,029     239,536          05/19/88    300
Boise      ID     158,400     351,812      None      None     158,400     351,812       510,212     195,223          05/06/88    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Automotive Parts
----------------
Boise      ID     190,080     422,172      None      None     190,080     422,172       612,252     234,265          05/06/88    300
Coeur
 D'Alene   ID     165,900     368,468      None      None     165,900     368,468       534,368     213,523          09/21/87    300
Lewiston   ID     138,950     308,612      None      None     138,950     308,612       447,562     178,837          09/16/87    300
Moscow     ID     117,250     260,417      None      None     117,250     260,417       377,667     150,909          09/14/87    300
Nampa      ID     183,743     408,101      None       119     183,743     408,220       591,963     226,458          05/06/88    300
Sioux FallsID     332,979     498,108      None      None     332,979     498,108       831,087      87,183 06/01/99 02/27/98    300
Twin Falls ID     190,080     422,172      None      None     190,080     422,172       612,252     234,265          05/06/88    300
Brazil     IN     183,952     453,831      None      None     183,952     453,831       637,783      68,825          03/31/99    300
Princeton  IN     134,209     560,113      None      None     134,209     560,113       694,322      84,945          03/31/99    300
Vincennes  IN     185,312     489,779      None      None     185,312     489,779       675,091      74,278          03/31/99    300
Kansas CityKS     185,955     413,014      None      None     185,955     413,014       598,969     229,185          05/13/88    300
Kansas CityKS     222,000     455,881      None      None     222,000     455,881       677,881     252,909          05/16/88    300
Billerica  MA     399,043     462,240      None      None     399,043     462,240       861,283     105,447          04/02/97    300
Alma       MI     155,000     600,282      None      None     155,000     600,282       755,282      86,980 04/29/99 02/10/99    300
Lansing    MI     265,000     574,931      None      None     265,000     574,931       839,931      89,147 04/30/99 12/03/98    300
Sturgis    MI     109,558     550,274      None      None     109,558     550,274       659,832      88,938          12/30/98    300
Eagan      MN     902,443     845,536      None      None     902,443     845,536     1,747,979     147,994          02/20/98    300
Blue
 Springs   MO     222,569     494,333      None      None     222,569     494,333       716,902     253,320          07/31/89    300
Grandview  MO     347,150     711,024      None      None     347,150     711,024     1,058,174     122,092 08/20/98 02/20/98    300
Independ.  MO     210,643     467,844      None      None     210,643     467,844       678,487     239,745          07/31/89    300
Kansas CityMO     210,070     466,571      None      None     210,070     466,571       676,641     258,903          05/13/88    300
Kansas CityMO     168,350     373,910      None      None     168,350     373,910       542,260     207,485          05/26/88    300
Batesville MS     190,124     485,670      None      None     190,124     485,670       675,794      86,611          07/27/98    300
Horn Lake  MS     142,702     514,779      None      None     142,702     514,779       657,481      93,517          06/30/98    300
Jackson    MS     248,483     572,522      None      None     248,483     572,522       821,005      71,577          11/16/99    300
Richland   MS     243,565     558,645      None      None     243,565     558,645       802,210      67,983          12/21/99    300
Missoula   MT     163,100     362,249      None      None     163,100     362,249       525,349     208,802          10/30/87    300
Kearney    NE     173,950     344,393      None      None     173,950     344,393       518,343     166,170          05/01/90    300
Omaha      NE     196,000     435,321      None      None     196,000     435,321       631,321     241,563          05/26/88    300
Omaha      NE     199,100     412,042      None         6     199,100     412,048       611,148     227,353          05/27/88    300
Omaha      NE     253,128     810,922      None      None     253,128     810,922     1,064,050     106,820 07/22/99 03/04/99    300
AlbuquerqueNM      80,500     178,794      None      None      80,500     178,794       259,294     103,058          10/29/87    300
Rio Rancho NM     211,577     469,923      None      None     211,577     469,923       681,500     265,081          02/26/88    300
Sante Fe   NM      70,000     155,473      None      None      70,000     155,473       225,473      89,616          10/29/87    300
Las Vegas  NV     161,000     357,585      None      None     161,000     357,585       518,585     206,113          10/29/87    300
Reno       NV     456,000     562,344      None      None     456,000     562,344     1,018,344     311,964          05/26/88    300
Canton     OH     396,560     597,553      None      None     396,560     597,553       994,113     104,573          08/14/98    300
Hamilton   OH     183,000     515,727      None      None     183,000     515,727       698,727      76,619 04/07/99 12/03/98    300
Hubbard    OH     147,043     481,217      None      None     147,043     481,217       628,260      87,420          06/30/98    300
Oklahoma
 City      OK     509,370     752,691      None      None     509,370     752,691     1,262,061     106,802 04/14/99 09/24/98    300
Oklahoma
 City      OK     404,815     771,625      None      None     404,815     771,625     1,176,440     109,469 04/09/99 10/16/98    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Automotive Parts
----------------
Albany     OR     152,250     338,153      None         3     152,250     338,156       490,406     197,002          08/24/87    300
Beaverton  OR     210,000     466,419      None         3     210,000     466,422       676,422     271,727          08/26/87    300
Oak Grove  OR     180,250     400,336      None         3     180,250     400,339       580,589     233,228          08/06/87    300
Portland   OR     190,750     423,664      None         3     190,750     423,667       614,417     246,819          08/12/87    300
Portland   OR     147,000     326,493      None         3     147,000     326,496       473,496     190,209          08/26/87    300
Portland   OR     210,000     466,412      None         3     210,000     466,415       676,415     270,282          09/01/87    300
Salem      OR     136,500     303,170      None         3     136,500     303,173       439,673     176,620          08/20/87    300
Butler     PA     339,929     633,078     5,684      None     339,929     638,762       978,691     112,637          08/07/98    300
Dover      PA     265,112     593,341      None      None     265,112     593,341       858,453     107,789          06/30/98    300
Enola      PA     220,228     546,026      None      None     220,228     546,026       766,254      90,100          11/10/98    300
Hanover    PA     132,500     719,511      None      None     132,500     719,511       852,011      97,294 07/26/99 05/13/99    300
Harrisburg PA     327,781     608,291      None      None     327,781     608,291       936,072     110,505          06/30/98    300
Harrisburg PA     283,417     352,473      None      None     283,417     352,473       635,890      60,512          09/30/98    300
Lancaster  PA     199,899     774,838    10,913      None     199,899     785,751       985,650     136,386          08/14/98    300
New Castle PA     180,009     525,774     3,860      None     180,009     529,634       709,643      96,769          06/30/98    300
Reading    PA     379,000     658,722      None      None     379,000     658,722     1,037,722      93,464 06/09/99 12/04/98    300
Columbia   TN     273,120     431,716      None      None     273,120     431,716       704,836      61,158          06/30/99    300
Hermitage  TN     560,443   1,011,799      None      None     560,443   1,011,799     1,572,242      16,659 10/15/01 05/09/01    300
Memphis    TN     197,708     507,647      None      None     197,708     507,647       705,355      87,150          09/30/98    300
Amarillo   TX     140,000     419,734      None      None     140,000     419,734       559,734     227,578          09/12/88    300
Austin     TX     185,454     411,899      None      None     185,454     411,899       597,353     202,430          02/06/90    300
Dallas     TX     191,267     424,811      None      None     191,267     424,811       616,078     210,045          01/26/90    300
El Paso    TX      66,150     146,922      None      None      66,150     146,922       213,072      84,686          10/27/87    300
El Paso    TX      56,350     125,156      None      None      56,350     125,156       181,506      72,140          10/27/87    300
Garland    TX     242,887     539,461      None      None     242,887     539,461       782,348     266,733          01/19/90    300
Harlingen  TX     134,599     298,948      None      None     134,599     298,948       433,547     147,813          01/17/90    300
Houston    TX     151,018     335,417      None      None     151,018     335,417       486,435     165,845          01/25/90    300
Leon ValleyTX     178,221     395,834      None      None     178,221     395,834       574,055     195,718          01/17/90    300
Lubbock    TX      42,000      93,284      None      None      42,000      93,284       135,284      53,768          10/26/87    300
Lubbock    TX      49,000     108,831      None      None      49,000     108,831       157,831      62,731          10/29/87    300
Midland    TX      45,500     101,058      None      None      45,500     101,058       146,558      58,249          10/27/87    300
Odessa     TX      50,750     112,718      None       250      50,750     112,968       163,718      64,970          10/26/87    300
Pasadena   TX     107,391     238,519      None      None     107,391     238,519       345,910     117,934          01/24/90    300
Plano      TX     187,564     417,157       700      None     187,564     417,857       605,421     206,094          01/18/90    300
San AntonioTX     245,164     544,518      None      None     245,164     544,518       789,682     267,605          02/14/90    300
Bountiful  UT     183,750     408,115      None       143     183,750     408,258       592,008     201,790          01/30/90    300
Provo      UT     125,395     278,507      None       143     125,395     278,650       404,045     137,706          01/25/90    300
Bellevue   WA     185,500     411,997      None       108     185,500     412,105       597,605     240,021          08/06/87    300
Bellingham WA     168,000     373,133      None      None     168,000     373,133       541,133     217,379          08/20/87    300
Bothell    WA     199,500     443,098      None       108     199,500     443,206       642,706     258,141          08/20/87    300
Hazel Dell WA     168,000     373,135      None      None     168,000     373,135       541,135     204,158          05/23/88    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Automotive Parts
----------------
Kennewick  WA     161,350     358,365      None      None     161,350     358,365       519,715     208,777          08/26/87    300
Kent       WA     199,500     443,091      None      None     199,500     443,091       642,591     258,136          08/06/87    300
Lacey      WA     171,150     380,125      None      None     171,150     380,125       551,275     221,453          08/13/87    300
Marysville WA     168,000     373,135      None      None     168,000     373,135       541,135     217,382          08/20/87    300
Moses Lake WA     138,600     307,831      None      None     138,600     307,831       446,431     179,336          08/12/87    300
Pasco      WA     161,700     359,142      None      None     161,700     359,142       520,842     209,229          08/18/87    300
Puyallup   WA     173,250     384,795      None       108     173,250     384,903       558,153     222,986          09/15/87    300
Redmond    WA     196,000     435,317      None       108     196,000     435,425       631,425     252,263          09/17/87    300
Renton     WA     185,500     412,003      None       108     185,500     412,111       597,611     238,751          09/15/87    300
Richland   WA     161,700     359,142      None      None     161,700     359,142       520,842     209,229          08/13/87    300
Seattle    WA     162,400     360,697      None       108     162,400     360,805       523,205     210,136          08/20/87    300
Silverdale WA     183,808     419,777      None      None     183,808     419,777       603,585     243,256          09/16/87    300
Spanaway   WA     189,000     419,777      None      None     189,000     419,777       608,777     244,553          08/25/87    300
Spokane    WA      66,150     146,921      None      None      66,150     146,921       213,071      84,233          11/18/87    300
Tacoma     WA     191,800     425,996      None       108     191,800     426,104       617,904     248,177          08/18/87    300
Tacoma     WA     196,000     435,324      None      None     196,000     435,324       631,324     250,922          10/15/87    300
Tacoma     WA     187,111     415,579      None       108     187,111     415,687       602,798     205,481          01/25/90    300
Vancouver  WA     180,250     400,343      None      None     180,250     400,343       580,593     233,232          08/20/87    300
Walla WallaWA     170,100     377,793      None      None     170,100     377,793       547,893     220,095          08/06/87    300
Wenatchee  WA     148,400     329,602      None      None     148,400     329,602       478,002     192,021          08/25/87    300
Brown Deer WI     257,408     802,141      None      None     257,408     802,141     1,059,549     129,742 12/15/98 07/16/98    300
Delafield  WI     324,574     772,702      None      None     324,574     772,702     1,097,276     101,084 07/29/99 02/26/99    300
Madison    WI     452,630     811,977      None      None     452,630     811,977     1,264,607     136,739 10/20/98 04/07/98    300
Oak Creek  WI     420,465     852,408      None      None     420,465     852,408     1,272,873     143,548 08/07/98 03/20/98    300

Automotive Service
------------------
Flagstaff  AZ     144,821     417,485      None      None     144,821     417,485       562,306      72,645 09/30/98 08/29/97    300
Mesa       AZ     210,620     475,072      None      None     210,620     475,072       685,692      11,873          05/14/02    300
Phoenix    AZ     189,341     546,984      None      None     189,341     546,984       736,325      13,675          05/14/02    300
Phoenix    AZ     384,608     279,824      None      None     384,608     279,824       664,432       6,994          05/14/02    300
Sierra
 Vista     AZ     175,114     345,508      None      None     175,114     345,508       520,622       8,636          05/14/02    300
Tucson     AZ     226,596     437,972      None      None     226,596     437,972       664,568      10,947          05/14/02    300
BakersfieldCA      65,165     206,927      None      None      65,165     206,927       272,092       5,171          05/14/02    300
Chula VistaCA     313,293     409,654      None        16     313,293     409,670       722,963     108,558 05/01/96 01/19/96    300
Culver CityCA     580,446     158,876      None      None     580,446     158,876       739,322       3,970          05/14/02    300
Dublin     CA     415,620   1,153,928      None      None     415,620   1,153,928     1,569,548      28,846          05/14/02    300
Folsom     CA     471,813     325,610      None      None     471,813     325,610       797,423       8,138          05/14/02    300
Indio      CA     264,956     265,509      None      None     264,956     265,509       530,465       6,636          05/14/02    300
Oxnard     CA     186,980     198,236      None      None     186,980     198,236       385,216       4,954          05/14/02    300
Santa Cruz CA     374,612     801,826      None      None     374,612     801,826     1,176,438      20,044          05/14/02    300
Simi ValleyCA     213,920     161,012      None      None     213,920     161,012       374,932       4,023          05/14/02    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Automotive Service
------------------
Vacaville  CA     358,067     284,931      None      None     358,067     284,931       642,998       7,121          05/14/02    300
Broomfield CO     154,930     503,626      None       450     154,930     504,076       659,006     128,425 08/22/96 03/15/96    300
Denver     CO      79,717     369,587      None      None      79,717     369,587       449,304     276,264          10/08/85    300
Denver     CO     341,726     433,341      None       274     341,726     433,615       775,341      90,511 09/25/97 06/12/97    300
Thornton   CO     276,084     415,464      None       205     276,084     415,669       691,753      98,861 12/31/96 10/31/96    300
Hartford   CT     248,540     482,460      None      None     248,540     482,460       731,000     121,419          09/30/96    300
SouthingtonCT     225,882     672,910      None      None     225,882     672,910       898,792     149,051          06/06/97    300
Vernon     CT      81,529     300,518      None      None      81,529     300,518       382,047       6,511          06/27/02    300
Carol City FL     163,239     262,726      None      None     163,239     262,726       425,965       5,692          06/27/02    300
Jackson-
 ville     FL      76,585     355,066      None      None      76,585     355,066       431,651     262,118          12/23/85    300
Lauderdale
 Lakes     FL      65,987     305,931      None      None      65,987     305,931       371,918     223,658          02/19/86    300
Orange CityFL      99,613     139,008      None      None      99,613     139,008       238,621       3,473          05/14/02    300
Seminole   FL      68,000     315,266      None      None      68,000     315,266       383,266     232,735          12/23/85    300
Sunrise    FL      80,253     372,070      None      None      80,253     372,070       452,323     272,830          02/14/86    300
Tampa      FL      70,000     324,538      None      None      70,000     324,538       394,538     239,581          12/27/85    300
Tampa      FL      67,000     310,629      None      None      67,000     310,629       377,629     229,313          12/27/85    300
Tampa      FL      86,502     401,041      None      None      86,502     401,041       487,543     285,962          07/23/86    300
Atlanta    GA      55,840     258,889      None      None      55,840     258,889       314,729     192,039          11/27/85    300
Atlanta    GA      78,646     364,625      None      None      78,646     364,625       443,271     269,174          12/18/85    300
Bogart     GA      66,807     309,733      None      None      66,807     309,733       376,540     228,652          12/20/85    300
Cumming    GA     661,624       3,701      None      None     661,624       3,701       665,325           6 In Prog. 12/31/02    300
Douglas-
 ville     GA     214,771     129,519      None      None     214,771     129,519       344,290       3,236          05/14/02    300
Douglas-
 ville     GA     679,868       3,244      None      None     679,868       3,244       683,112           5 In Prog. 12/30/02    300
Duluth     GA     222,275     316,925      None       151     222,275     317,076       539,351      63,293 10/24/97 06/20/97    300
Duluth     GA     290,842     110,056      None      None     290,842     110,056       400,898       2,749          05/14/02    300
GainesvilleGA      53,589     248,452      None      None      53,589     248,452       302,041     183,411          12/19/85    300
Kennesaw   GA     266,865     139,425      None      None     266,865     139,425       406,290       3,483          05/14/02    300
Marietta   GA      60,900     293,461      None      None      60,900     293,461       354,361     216,638          12/26/85    300
Marietta   GA      69,561     346,024      None      None      69,561     346,024       415,585     248,764          06/03/86    300
Morrow     GA     725,948     419,100      None      None     725,948     419,100     1,145,048           7 In Prog. 08/30/02    300
Norcross   GA     244,124     151,831      None      None     244,124     151,831       395,955       3,794          05/14/02    300
Peachtree
 City      GA   1,190,380     563,793      None      None   1,190,380     563,793     1,754,173           5 In Prog. 09/19/02    300
Riverdale  GA      58,444     270,961      None      None      58,444     270,961       329,405     199,061          01/15/86    300
Rome       GA      56,454     261,733      None      None      56,454     261,733       318,187     193,216          12/19/85    300
Snellville GA     253,316     132,124      None      None     253,316     132,124       385,440       3,301          05/14/02    300
Arlington
 Heights   IL     441,437     215,983      None      None     441,437     215,983       657,420       5,398          05/14/02    300
Chicago    IL     329,076     255,294      None      None     329,076     255,294       584,370       6,381          05/14/02    300
Round Lake
 Beach     IL     472,132     236,585      None      None     472,132     236,585       708,717       5,913          05/14/02    300
WestchesterIL     421,239     184,812      None      None     421,239     184,812       606,051       4,619          05/14/02    300
Anderson   IN     232,170     385,661      None      None     232,170     385,661       617,831      77,778          12/19/97    300
Indiana-
 polis     IN     231,384     428,307      None      None     231,384     428,307       659,691     107,791          09/27/96    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Automotive Service
------------------
Michigan
 City      IN     392,638     297,650      None      None     392,638     297,650       690,288       7,440          05/14/02    300
Warsaw     IN     140,893     228,116      None      None     140,893     228,116       369,009       5,701          05/14/02    300
Olathe     KS     217,995     367,055      None      None     217,995     367,055       585,050      82,584 04/22/97 11/11/96    300
Louisville KY      56,054     259,881      None      None      56,054     259,881       315,935     191,849          12/17/85    300
Newport    KY     323,511     289,017      None      None     323,511     289,017       612,528      61,120          09/17/97    300
E. FalmouthMA     191,302     340,539      None      None     191,302     340,539       531,841       8,512          05/14/02    300
E. Wareham MA     149,680     278,669      None      None     149,680     278,669       428,349       6,964          05/14/02    300
Fairhaven  MA     138,957     289,294      None      None     138,957     289,294       428,251       7,230          05/14/02    300
Gardner    MA     138,990     289,361      None      None     138,990     289,361       428,351       7,232          05/14/02    300
Hyannis    MA     180,653     458,522      None      None     180,653     458,522       639,175       9,935          06/27/02    300
Lenox      MA     287,769     535,273      None      None     287,769     535,273       823,042      81,172          03/31/99    300
NewburyportMA     274,698     466,449      None      None     274,698     466,449       741,147      10,106          06/27/02    300
N. Reading MA     180,546     351,161      None      None     180,546     351,161       531,707       8,777          05/14/02    300
Orleans    MA     138,212     394,065      None      None     138,212     394,065       532,277       9,849          05/14/02    300
Aberdeen   MD     223,617     225,605      None      None     223,617     225,605       449,222       4,888          06/27/02    300
Capital
 Heights   MD     547,173     219,979      None      None     547,173     219,979       767,152       5,496          05/14/02    300
Clinton    MD      70,880     328,620      None      None      70,880     328,620       399,500     244,478          11/15/85    300
Lexington
 Park      MD     111,396     335,288      None      None     111,396     335,288       446,684       8,379          05/14/02    300
Kalamazoo  MI     391,745     296,975      None      None     391,745     296,975       688,720       7,423          05/14/02    300
Portage    MI     402,409     286,441      None      None     402,409     286,441       688,850       7,159          05/14/02    300
Southfield MI     275,952     350,765      None      None     275,952     350,765       626,717       8,767          05/14/02    300
Troy       MI     214,893     199,299      None      None     214,893     199,299       414,192       4,981          05/14/02    300
MinneapolisMN      58,000     268,903      None       182      58,000     269,085       327,085     198,510          12/18/85    300
St. Cloud  MN     203,338     258,626      None      None     203,338     258,626       461,964       5,604          06/27/02    300
Indepen-
 dence     MO     297,641     233,152      None      None     297,641     233,152       530,793      56,345          12/20/96    300
Asheville  NC     441,746     242,565      None      None     441,746     242,565       684,311       6,062          05/14/02    300
Concord    NC     237,688     357,976      None     5,517     237,688     363,493       601,181      64,905          11/05/97    300
Durham     NC      55,074     255,336      None      None      55,074     255,336       310,410     189,960          11/13/85    300
Durham     NC     354,676     361,203      None       151     354,676     361,354       716,030      76,412 08/29/97 03/31/97    300
Fayette-
 ville     NC     224,326     257,733      None      None     224,326     257,733       482,059      51,959          12/03/97    300
Garner     NC     218,294     319,334     3,905     1,040     218,294     324,279       542,573      64,091 08/01/02 06/20/97    300
Greensboro NC     286,068     244,606      None      None     286,068     244,606       530,674       6,107          05/14/02    300
Matthews   NC     295,580     338,472      None       571     295,580     339,043       634,623      57,407 08/28/98 02/27/98    300
Pineville  NC     254,460     355,630      None       151     254,460     355,781       610,241      75,233 08/28/97 04/16/97    300
Raleigh    NC      89,145     413,301      None      None      89,145     413,301       502,446     308,049          10/28/85    300
Raleigh    NC     398,694     263,621      None      None     398,694     263,621       662,315      54,886          10/01/97    300
Salisbury  NC     235,614     150,592      None      None     235,614     150,592       386,206       3,763          05/14/02    300
Lincoln    NE     337,138     316,958      None      None     337,138     316,958       654,096       7,921          05/14/02    300
Edison     NJ     448,936     238,773      None      None     448,936     238,773       687,709       5,966          05/14/02    300
Glassboro  NJ     182,013     312,480      None      None     182,013     312,480       494,493       6,770          06/27/02    300
Hamilton
 Square    NJ     422,477     291,555      None      None     422,477     291,555       714,032       7,285          05/14/02    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Automotive Service
------------------
Hamilton
 Township  NJ     265,238     298,167      None      None     265,238     298,167       563,405       7,451          05/14/02    300
Randolph   NJ     452,629     390,163      None      None     452,629     390,163       842,792       9,752          05/14/02    300
Westfield  NJ     705,337     288,720      None      None     705,337     288,720       994,057       7,213          05/14/02    300
Woodbury   NJ     212,788     320,283      None      None     212,788     320,283       533,071       8,003          05/14/02    300
Las Vegas  NV     326,879     359,101      None      None     326,879     359,101       685,980       8,976          05/14/02    300
Las Vegas  NV     316,441     369,768      None      None     316,441     369,768       686,209       9,242          05/14/02    300
Las Vegas  NV     252,169     562,715      None      None     252,169     562,715       814,884      14,066          05/14/02    300
Sparks     NV     326,813     306,311      None      None     326,813     306,311       633,124       7,656          05/14/02    300
Albion     NY     170,589     317,424      None      None     170,589     317,424       488,013      48,134          03/31/99    300
Dansville  NY     181,664     337,991      None      None     181,664     337,991       519,655      51,254          03/31/99    300
E. Amherst NY     260,708     484,788      None      None     260,708     484,788       745,496      73,518          03/31/99    300
E. SyracuseNY     250,609     466,264      None      None     250,609     466,264       716,873      70,705          03/31/99    300
Johnson
 City      NY     242,863     451,877      None      None     242,863     451,877       694,740      68,523          03/31/99    300
Wellsville NY     161,331     300,231      None      None     161,331     300,231       461,562      45,527          03/31/99    300
W. Amherst NY     268,692     499,619      None      None     268,692     499,619       768,311      75,767          03/31/99    300
Akron      OH     139,126     460,334      None      None     139,126     460,334       599,460      97,399          09/18/97    300
BeavercreekOH     205,000     492,538      None      None     205,000     492,538       697,538     114,104 02/13/97 09/09/96    300
Canal
 WinchesterOH     443,751     641,558      None      None     443,751     641,558     1,085,309           6 In Prog. 08/21/02    300
CentervilleOH     305,000     420,448      None      None     305,000     420,448       725,448     108,616 07/24/96 06/28/96    300
Cinncinati OH     293,005     201,340      None      None     293,005     201,340       494,345      42,547          09/17/97    300
Cleveland  OH     215,111     216,517      None      None     215,111     216,517       431,628       4,691          06/27/02    300
Columbus   OH      71,098     329,627      None      None      71,098     329,627       400,725     246,394          10/02/85    300
Columbus   OH      75,761     351,247      None      None      75,761     351,247       427,008     261,797          10/24/85    300
Columbus   OH     245,036     470,468      None      None     245,036     470,468       715,504     132,515          12/22/95    300
Dayton     OH      70,000     324,538      None      None      70,000     324,538       394,538     241,890          10/31/85    300
Eastlake   OH     321,347     459,774      None      None     321,347     459,774       781,121     129,503          12/22/95    300
Fairfield  OH     323,408     235,024      None      None     323,408     235,024       558,432      49,689          09/17/97    300
Findlay    OH     283,515     397,004      None      None     283,515     397,004       680,519      80,066          12/24/97    300
Hamilton   OH     252,608     413,279      None      None     252,608     413,279       665,887      91,607 03/31/97 10/04/96    300
Huber
 Heights   OH     282,000     449,381      None      None     282,000     449,381       731,381     107,102 12/03/96 07/18/96    300
Miamisburg OH      63,996     296,701      None      None      63,996     296,701       360,697     221,783          10/08/85    300
Milford    OH     353,324     269,997      None      None     353,324     269,997       623,321      57,108          09/18/97    300
Mt. Vernon OH     216,115     375,357      None      None     216,115     375,357       591,472      75,697          12/30/97    300
Northwood  OH      65,978     263,912      None      None      65,978     263,912       329,890     263,912          09/12/86    180
Norwalk    OH     200,205     366,000      None      None     200,205     366,000       566,205      73,809          12/19/97    300
Sandusky   OH     264,708     404,011      None      None     264,708     404,011       668,719      81,479          12/19/97    300
Springboro OH     191,911     522,902      None      None     191,911     522,902       714,813     120,980          03/07/97    300
Toledo     OH      91,655     366,621      None      None      91,655     366,621       458,276     366,621          09/12/86    180
Toledo     OH      73,408     293,632      None      None      73,408     293,632       367,040     293,632          09/12/86    180
Midwest
 City      OK     106,312     333,551      None      None     106,312     333,551       439,863      58,453 08/06/98 08/08/97    300
The VillageOK     143,655     295,422      None      None     143,655     295,422       439,077      55,653 03/06/98 07/29/97    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Automotive Service
------------------
Portland   OR     251,499     345,952      None      None     251,499     345,952       597,451       3,458          09/26/02    300
Salem      OR     337,711     253,855      None      None     337,711     253,855       591,566       6,344          05/14/02    300
Bethel ParkPA     299,595     331,264      None      None     299,595     331,264       630,859      66,812          12/19/97    300
Bethlehem  PA     275,328     389,067      None      None     275,328     389,067       664,395      78,468          12/19/97    300
Bethlehem  PA     229,162     310,526      None      None     229,162     310,526       539,688      62,619          12/24/97    300
Harrisburg PA     131,529     220,317      None      None     131,529     220,317       351,846       5,504          05/14/02    300
Philadel-
 phia      PA     858,500     877,744      None      None     858,500     877,744     1,736,244     357,003 05/19/95 12/05/94    300
Pittsburgh PA     378,715     562,633      None      None     378,715     562,633       941,348       5,130 08/22/02 01/17/02    300
Springfield
 Twp.      PA      82,740     383,601      None      None      82,740     383,601       466,341     280,440          02/28/86    300
Warminster PA     323,847     216,999      None      None     323,847     216,999       540,846       5,421          05/14/02    300
York       PA     249,436     347,424      None      None     249,436     347,424       596,860      70,065          12/30/97    300
Charleston SC     217,250     294,079      None       151     217,250     294,230       511,480      63,178 07/14/97 03/13/97    300
Columbia   SC     343,785     295,001      None       151     343,785     295,152       638,937      65,298 05/27/97 02/07/97    300
Columbia   SC     267,622     298,594      None      None     267,622     298,594       566,216      56,283 03/31/98 11/05/97    300
Greenville SC     221,946     315,163      None       297     221,946     315,460       537,406      65,630 09/05/97 03/31/97    300
Lexington  SC     241,534     342,182      None       302     241,534     342,484       584,018      50,958          09/24/98    300
North
 CharlestonSC     174,980     341,466      None       151     174,980     341,617       516,597      59,773 08/06/98 03/12/98    300
Brentwood  TN     305,546     505,728      None      None     305,546     505,728       811,274     100,295 03/13/98 05/28/97    300
Hermitage  TN     204,296     172,695      None      None     204,296     172,695       376,991       4,315          05/14/02    300
Memphis    TN     108,094     217,079      None      None     108,094     217,079       325,173       5,424          05/14/02    300
Memphis    TN     214,110     193,591      None      None     214,110     193,591       407,701       4,837          05/14/02    300
Memphis    TN     215,017     216,794      None      None     215,017     216,794       431,811       4,697          06/27/02    300
Murfrees-
 boro      TN     150,411     215,528      None      None     150,411     215,528       365,939       5,386          05/14/02    300
Nashville  TN     342,960     227,440      None      None     342,960     227,440       570,400      48,091          09/17/97    300
Carrollton TX     174,284      98,623      None      None     174,284      98,623       272,907       2,464          05/14/02    300
Carrolton  TX     177,041     199,088      None      None     177,041     199,088       376,129       4,975          05/14/02    300
Dallas     TX     234,604     325,951      None      None     234,604     325,951       560,555      83,118 08/09/96 02/19/96    300
Fort Worth TX      83,530     111,960      None      None      83,530     111,960       195,490       2,797          05/14/02    300
Houston    TX     285,000     369,697      None      None     285,000     369,697       654,697      76,981 08/08/97 08/08/97    300
Houston    TX     195,000     424,651     6,405     4,077     195,000     435,133       630,133      58,854 02/01/02 06/12/98    300
Humble     TX     257,169     325,652      None      None     257,169     325,652       582,821       8,139          05/14/02    300
Lake
 Jackson   TX     197,170     256,376      None      None     197,170     256,376       453,546       6,407          05/14/02    300
Lewisville TX     199,942     324,736      None      None     199,942     324,736       524,678      82,808 08/02/96 02/14/96    300
Lewisville TX     130,238     207,683      None      None     130,238     207,683       337,921       4,500          06/27/02    300
San AntonioTX     198,828     437,422      None      None     198,828     437,422       636,250     127,581          09/15/95    300
Richmond   VA     403,549      38,980      None      None     403,549      38,980       442,529           5 In Prog. 10/17/02    300
Roanoke    VA     349,628     322,545      None      None     349,628     322,545       672,173      65,052          12/19/97    300
Warrenton  VA     186,723     241,173      None      None     186,723     241,173       427,896       6,026          05/14/02    300
Bremerton  WA     261,172     373,080      None      None     261,172     373,080       634,252      91,012 03/19/97 07/24/96    300
Milwaukee  WI     173,005     499,244      None      None     173,005     499,244       672,249     140,620          12/22/95    300
Milwaukee  WI     152,509     475,480      None      None     152,509     475,480       627,989     119,662          09/27/96    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Automotive Service
------------------
New Berlin WI     188,491     466,268      None      None     188,491     466,268       654,759     131,332          12/22/95    300
Racine     WI     184,002     114,167      None      None     184,002     114,167       298,169       2,852          05/14/02    300

Book Stores
-----------
Tampa      FL     998,250   3,696,707      None      None     998,250   3,696,707     4,694,957     856,337          03/11/97    300
Matthews   NC     768,222     843,401      None       126     768,222     843,527     1,611,749     136,402          12/31/98    300

Business Services
-----------------
Jackson    MI     550,162     571,590      None      None     550,162     571,590     1,121,752      88,720 01/15/99 09/25/98    300

Child Care
----------
Birmingham AL      63,800     295,791      None      None      63,800     295,791       359,591     236,884          10/31/84    300
Mobile     AL      78,400     237,671      None       411      78,400     238,082       316,482     237,948          10/15/82    180
Avondale   AZ     242,723   1,129,139      None      None     242,723   1,129,139     1,371,862     160,048 04/20/99 07/28/98    300
Chandler   AZ     144,083     668,079      None     1,515     144,083     669,594       813,677     464,208          12/17/86    300
Chandler   AZ     291,720     647,923      None       102     291,720     648,025       939,745     369,440          12/11/87    300
Chandler   AZ     271,695     603,446      None       102     271,695     603,548       875,243     344,142          12/14/87    300
Mesa       AZ     297,500     660,755      None         2     297,500     660,757       958,257     358,595          09/29/88    300
Mesa       AZ     276,770     590,417      None         2     276,770     590,419       867,189     320,424          09/29/88    300
Mesa       AZ     308,951   1,025,612      None      None     308,951   1,025,612     1,334,563     135,076 07/26/99 01/13/99    300
Peoria     AZ     281,750     625,779      None         2     281,750     625,781       907,531     351,080          03/30/88    300
Phoenix    AZ     115,000     285,172      None       158     115,000     285,330       400,330     285,330          02/08/84    180
Phoenix    AZ     318,500     707,397      None         2     318,500     707,399     1,025,899     383,909          09/29/88    300
Phoenix    AZ     264,504     587,471      None      None     264,504     587,471       851,975     281,705          06/29/90    300
Phoenix    AZ     260,719     516,181      None      None     260,719     516,181       776,900     238,323          12/26/90    300
Scottsdale AZ     291,993     648,529      None      None     291,993     648,529       940,522     369,818          12/14/87    300
Tempe      AZ     292,200     648,989      None      None     292,200     648,989       941,189     364,102          03/10/88    300
Tempe      AZ     294,000     638,977      None         2     294,000     638,979       932,979     305,678          09/27/90    300
Tucson     AZ     304,500     676,303      None       135     304,500     676,438       980,938     367,034          09/28/88    300
Tucson     AZ     283,500     546,878      None       135     283,500     547,013       830,513     296,794          09/29/88    300
Calabasas  CA     156,430     725,248      None      None     156,430     725,248       881,678     543,124          09/26/85    300
Carmichael CA     131,035     607,507      None      None     131,035     607,507       738,542     430,980          08/22/86    300
Chino      CA     155,000     634,071      None         5     155,000     634,076       789,076     634,071          10/06/83    180
Chula VistaCA     350,563     778,614      None      None     350,563     778,614     1,129,177     448,796          10/30/87    300
Corona     CA     144,856     671,584      None      None     144,856     671,584       816,440     533,035          12/19/84    300
El Cajon   CA     157,804     731,621      None      None     157,804     731,621       889,425     540,096          12/19/85    300
Encinitas  CA     320,000     710,729      None      None     320,000     710,729     1,030,729     405,287          12/29/87    300
Escondido  CA     276,286     613,638      None      None     276,286     613,638       889,924     349,920          12/31/87    300
Folsom     CA     281,563     625,363      None       199     281,563     625,562       907,125     361,361          10/23/87    300
Mission
 Viejo     CA     353,891     744,367      None      None     353,891     744,367     1,098,258     303,764          06/24/93    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Child Care
----------
Moreno
 Valley    CA     304,489     676,214      None      None     304,489     676,214       980,703     406,553          02/11/87    300
Oceanside  CA     145,568     674,889      None      None     145,568     674,889       820,457     498,215          12/23/85    300
Palmdale   CA     249,490     554,125      None      None     249,490     554,125       803,615     300,727          09/14/88    300
Rancho
 Cordova   CA     276,328     613,733      None      None     276,328     613,733       890,061     321,910          03/22/89    300
Rancho
 Cucamonga CA     471,733   1,047,739      None      None     471,733   1,047,739     1,519,472     597,465          12/30/87    300
Roseville  CA     297,343     660,411      None       199     297,343     660,610       957,953     381,607          10/21/87    300
Sacramento CA     290,734     645,732      None      None     290,734     645,732       936,466     372,201          10/05/87    300
Santee     CA     248,418     551,748      None      None     248,418     551,748       800,166     323,146          07/23/87    300
Simi ValleyCA     208,585     967,055      None      None     208,585     967,055     1,175,640     713,900          12/20/85    300
Valencia   CA     301,295     669,185      None      None     301,295     669,185       970,480     369,291          06/23/88    300
Walnut     CA     217,365   1,007,753      None      None     217,365   1,007,753     1,225,118     714,925          08/22/86    300
Aurora     CO     141,811     657,497      None      None     141,811     657,497       799,308     478,317          03/25/86    300
Aurora     CO     287,000     637,440      None      None     287,000     637,440       924,440     363,494          12/31/87    300
Aurora     CO     301,455     655,610      None      None     301,455     655,610       957,065     370,235          09/27/89    300
Broomfield CO     107,000     403,080      None      None     107,000     403,080       510,080     403,080          01/12/83    180
Broomfield CO     155,306     344,941      None      None     155,306     344,941       500,247     193,522          03/15/88    300
Colorado
 Springs   CO      58,400     271,217      None      None      58,400     271,217       329,617     271,217          12/22/82    180
Colorado
 Springs   CO      92,570     241,413      None      None      92,570     241,413       333,983     241,413          08/31/83    180
Colorado
 Springs   CO     115,542     535,700      None      None     115,542     535,700       651,242     373,465          12/04/86    300
Englewood  CO     131,216     608,372      None      None     131,216     608,372       739,588     424,129          12/05/86    300
Englewood  CO     158,651     735,572      None     1,189     158,651     736,761       895,412     511,104          12/29/86    300
Ft. CollinsCO      55,200     256,356      None     3,600      55,200     259,956       315,156     258,156          12/22/82    180
Ft. CollinsCO     117,105     542,950      None      None     117,105     542,950       660,055     394,985          03/25/86    300
Ft. CollinsCO     137,734     638,593      None      None     137,734     638,593       776,327     464,565          03/25/86    300
Greeley    CO      58,400     270,755      None       227      58,400     270,982       329,382     216,095          11/21/84    300
Littleton  CO     161,617     358,956      None       292     161,617     359,248       520,865     204,689          12/10/87    300
Littleton  CO     287,000     637,435      None      None     287,000     637,435       924,435     345,940          09/29/88    300
Littleton  CO     299,250     664,642      None      None     299,250     664,642       963,892     360,706          09/29/88    300
Longmont   CO     115,592     535,931      None      None     115,592     535,931       651,523     389,880          03/25/86    300
Louisville CO      58,089     269,313      None       292      58,089     269,605       327,694     219,368          06/22/84    300
Parker     CO     153,551     341,042      None       292     153,551     341,334       494,885     197,065          10/19/87    300
WestminsterCO     306,387     695,737      None      None     306,387     695,737     1,002,124     374,827          09/27/89    300
Bradenton  FL     160,060     355,501      None       134     160,060     355,635       515,695     197,270          05/05/88    300
Clearwater FL      42,223     269,380      None      None      42,223     269,380       311,603     269,380          12/22/81    180
Jackson-
 ville     FL      48,000     243,060      None       226      48,000     243,286       291,286     243,060          12/22/81    180
Jackson-
 ville     FL     184,800     410,447      None      None     184,800     410,447       595,247     215,284          03/30/89    300
Margate    FL      66,686     309,183      None      None      66,686     309,183       375,869     214,833          12/16/86    300
Melbourne  FL     256,439     549,345      None      None     256,439     549,345       805,784     226,723          04/16/93    300
Niceville  FL      73,696     341,688      None      None      73,696     341,688       415,384     238,204          12/03/86    300
Orlando    FL      68,001     313,922      None      None      68,001     313,922       381,923     235,745          09/04/85    300
Orlando    FL     159,177     353,538      None       134     159,177     353,672       512,849     207,058          07/02/87    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Child Care
----------
Orlando    FL     245,249     544,704      None       134     245,249     544,838       790,087     310,611          12/10/87    300
Orlando    FL     190,050     422,107      None      None     190,050     422,107       612,157     221,400          03/30/89    300
Oviedo     FL     166,409     369,598      None       134     166,409     369,732       536,141     211,893          11/20/87    300
Panama
 City      FL      69,500     244,314      None     2,113      69,500     246,427       315,927     244,542          06/15/82    180
Pensacola  FL     147,000     326,492      None      None     147,000     326,492       473,492     171,249          03/28/89    300
Royal Palm
 Beach     FL     194,193     431,309      None       134     194,193     431,443       625,636     231,453          11/15/88    300
Spring HillFL     146,939     326,356      None       134     146,939     326,490       473,429     187,101          11/24/87    300
St.
 Augustine FL      44,800     213,040      None       134      44,800     213,174       257,974     213,040          12/22/81    180
Sunrise    FL      69,400     246,671      None       404      69,400     247,075       316,475     246,671          06/15/82    180
Sunrise    FL     245,000     533,280      None      None     245,000     533,280       778,280     279,890          05/25/89    300
Tampa      FL      53,385     199,846      None       134      53,385     199,980       253,365     199,846          12/22/81    180
Duluth     GA     310,000   1,040,008      None      None     310,000   1,040,008     1,350,008     133,517 08/25/99 06/07/99    300
Dunwoody   GA     318,500     707,399      None      None     318,500     707,399     1,025,899     379,610          11/16/88    300
Ellenwood  GA     119,678     275,414      None       151     119,678     275,565       395,243     147,794          11/16/88    300
Fayette-
 ville     GA     148,400     329,601      None       264     148,400     329,865       478,265     172,880           03/29/89   300
Lawrence-
 ville     GA     141,449     314,161      None      None     141,449     314,161       455,610     172,411          07/07/88    300
Lilburn    GA     116,350     539,488      None       288     116,350     539,776       656,126     374,858          12/23/86    300
Lithia
 Springs   GA     187,444     363,358      None      None     187,444     363,358       550,802     186,606          12/28/89    300
Lithonia   GA     239,715     524,459      None      None     239,715     524,459       764,174     256,760          08/20/91    300
Marietta   GA     231,000     513,061      None       615     231,000     513,676       744,676     287,842          03/18/88    300
Marietta   GA     273,000     619,076      None       615     273,000     619,691       892,691     345,423          04/26/88    300
Marietta   GA     148,620     330,090      None       178     148,620     330,268       478,888     179,309          09/16/88    300
Marietta   GA     292,250     649,095      None       177     292,250     649,272       941,522     346,353          12/02/88    300
Marietta   GA     295,750     596,299      None       177     295,750     596,476       892,226     318,182          12/30/88    300
Marietta   GA     301,000     668,529      None       177     301,000     668,706       969,706     356,722          12/30/88    300
Smyrna     GA     274,750     610,229      None      None     274,750     610,229       884,979     327,466          11/15/88    300
StockbridgeGA     168,700     374,688      None      None     168,700     374,688       543,388     196,528          03/28/89    300
Stone
 Mountain  GA      65,000     301,357      None       573      65,000     301,930       366,930     228,868          06/19/85    300
Stone
 Mountain  GA     316,750     703,512      None      None     316,750     703,512     1,020,262     377,524          11/16/88    300
Cedar
 Rapids    IA     194,950     427,085      None      None     194,950     427,085       622,035     190,977          09/24/92    300
Iowa City  IA     186,900     408,910      None      None     186,900     408,910       595,810     184,695          09/24/92    300
Johnston   IA     186,996     347,278      None      None     186,996     347,278       534,274     152,138          08/19/91    300
Addison    IL     125,780     583,146      None      None     125,780     583,146       708,926     424,229          03/25/86    300
Algonquin  IL     241,500     509,629      None      None     241,500     509,629       751,129     245,332          07/10/90    300
Aurora     IL     165,679     398,738      None       406     165,679     399,144       564,823     212,763          12/21/88    300
Aurora     IL     468,000   1,259,926      None      None     468,000   1,259,926     1,727,926     153,382 10/26/99 06/14/99    300
Bartlett   IL     120,824     560,166      None      None     120,824     560,166       680,990     407,510          03/25/86    300
BolingbrookIL      60,000     409,024      None       199      60,000     409,223       469,223     409,024          10/18/82    180
Carol
 Stream    IL     122,831     586,416      None      None     122,831     586,416       709,247     426,607          03/25/86    300
Crystal
 Lake      IL     400,000   1,259,424      None      None     400,000   1,259,424     1,659,424     157,509 09/28/99 05/14/99    300
Elk Grove
 Village   IL     126,860     588,175      None      None     126,860     588,175       715,035     427,887          03/26/86    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Child Care
----------
Elk Grove
 Village   IL     214,845     477,181      None       435     214,845     477,616       692,461     266,251          04/08/88    300
Glendale
 Heights   IL     318,500     707,399      None      None     318,500     707,399     1,025,899     379,610          11/16/88    300
Hoffman
 Estates   IL     318,500     707,399      None      None     318,500     707,399     1,025,899     371,039          03/31/89    300
Hoffman
 Estates   IL     211,082     468,818      None     1,050     211,082     469,868       680,950     233,207          12/08/89    300
Lake in
 the Hills IL     375,000   1,127,678      None      None     375,000   1,127,678     1,502,678     141,037 09/03/99 05/14/99    300
Lockport   IL     189,477     442,018      None       406     189,477     442,424       631,901     254,774          10/29/87    300
Naperville IL     425,000   1,230,654      None      None     425,000   1,230,654     1,655,654     149,813 10/06/99 05/19/99    300
O'Fallon   IL     141,250     313,722      None       468     141,250     314,190       455,440     180,823          10/30/87    300
Orland ParkIL     218,499     485,296      None       406     218,499     485,702       704,201     279,719          10/28/87    300
Oswego     IL     380,000   1,165,818      None     1,182     380,000   1,167,000     1,547,000     149,667 08/18/99 06/30/99    300
Palatine   IL     121,911     565,232      None      None     121,911     565,232       687,143     411,196          03/25/86    300
Roselle    IL     297,541     561,037      None      None     297,541     561,037       858,578     299,366          12/30/88    300
Schaumburg IL     218,798     485,955      None       406     218,798     486,361       705,159     277,110          12/17/87    300
Vernon
 Hills     IL     132,523     614,430      None      None     132,523     614,430       746,953     446,986          03/25/86    300
Westmont   IL     124,742     578,330      None      None     124,742     578,330       703,072     420,724          03/25/86    300
Carmel     IN     217,565     430,742      None      None     217,565     430,742       648,307     198,875          12/27/90    300
Fishers    IN     212,118     419,958      None      None     212,118     419,958       632,076     193,896          12/27/90    300
Highland   IN     220,460     436,476      None      None     220,460     436,476       656,936     201,522          12/26/90    300
Indiana-
 polis     IN     245,000     544,153      None      None     245,000     544,153       789,153     260,933          06/29/90    300
NoblesvilleIN      60,000     278,175      None      None      60,000     278,175       338,175     215,790          04/30/85    300
Zionsville IN     127,568     319,770      None      None     127,568     319,770       447,338     184,309          10/28/87    300
Lenexa     KS     318,500     707,399      None      None     318,500     707,399     1,025,899     371,039          03/31/89    300
Olathe     KS     304,500     676,308      None      None     304,500     676,308       980,808     367,036          09/28/88    300
Overland
 Park      KS     305,691     707,397      None      None     305,691     707,397     1,013,088     383,909          09/28/88    300
Overland
 Park      KS     357,500   1,115,171      None      None     357,500   1,115,171     1,472,671     146,868 07/23/99 05/14/99    300
Shawnee    KS     315,000     699,629      None      None     315,000     699,629     1,014,629     377,565          10/27/88    300
Shawnee    KS     288,246     935,875      None      None     288,246     935,875     1,224,121     145,101 12/29/98 08/24/98    300
Wichita    KS     108,569     401,829      None      None     108,569     401,829       510,398     264,887          12/16/86    300
Wichita    KS     209,890     415,549      None      None     209,890     415,549       625,439     191,861          12/26/90    300
Lexington  KY     210,427     420,883      None      None     210,427     420,883       631,310     199,053          08/20/91    300
Acton      MA     315,533     700,813      None      None     315,533     700,813     1,016,346     380,335          09/30/88    300
MarlboroughMA     352,765     776,488      None      None     352,765     776,488     1,129,253     416,684          11/04/88    300
WestboroughMA     359,412     773,877      None      None     359,412     773,877     1,133,289     415,281          11/01/88    300
Ellicott
 City      MD     219,368     630,839      None      None     219,368     630,839       850,207     336,610          12/19/88    300
Frederick  MD     203,352   1,017,109      None      None     203,352   1,017,109     1,220,461     181,384          07/06/98    300
Olney      MD     342,500     760,701      None      None     342,500     760,701     1,103,201     433,782          12/18/87    300
Waldorf    MD     130,430     604,702      None      None     130,430     604,702       735,132     486,359          09/26/84    300
Waldorf    MD     237,207     526,844      None      None     237,207     526,844       764,051     300,426          12/31/87    300
Canton     MI      55,000     378,848      None      None      55,000     378,848       433,848     378,848          10/06/82    180
Apple
 Valley    MN     113,523     526,319      None       165     113,523     526,484       640,007     382,888          03/26/86    300
Brooklyn
 Park      MN     118,111     547,587      None       165     118,111     547,752       665,863     398,359          03/26/86    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Child Care
----------
Eagan      MN     112,127     519,845      None       165     112,127     520,010       632,137     378,177          03/31/86    300
Eden
 Prairie   MN     124,286     576,243      None       165     124,286     576,408       700,694     419,207          03/27/86    300
Maple GroveMN     313,250     660,149      None         7     313,250     660,156       973,406     318,455          07/11/90    300
Minnetonka MN     146,847     680,842      None     1,471     146,847     682,313       829,160     474,651          12/12/86    300
Plymouth   MN     134,221     622,350      None       417     134,221     622,767       756,988     433,872          12/12/86    300
W. Bloom-
 ington    MN      40,000     468,484      None     1,463      40,000     469,947       509,947     468,484          06/18/82    180
White Bear
 Lake      MN     260,750     579,133      None       254     260,750     579,387       840,137     330,245          12/23/87    300
White
 Bear Lake MN     242,165     537,856      None         7     242,165     537,863       780,028     254,713          08/30/90    300
Florissant MO     181,300     402,672      None      None     181,300     402,672       583,972     211,206          03/29/89    300
Florissant MO     318,500     707,399      None      None     318,500     707,399     1,025,899     371,039          03/30/89    300
Gladstone  MO     294,000     652,987      None      None     294,000     652,987       946,987     354,380          09/29/88    300
Lee's
 Summit    MO     313,740     939,367      None      None     313,740     939,367     1,253,107     120,599 09/08/99 06/30/99    300
Lee's
 Summit    MO     239,627     532,220      None      None     239,627     532,220       771,847     268,688          09/27/89    300
Lee's
 Summit    MO     330,000     993,787      None      None     330,000     993,787     1,323,787     130,878 07/26/99 06/17/99    300
Liberty    MO      65,400     303,211      None      None      65,400     303,211       368,611     230,275          06/18/85    300
Manchester MO     287,000     637,435      None        21     287,000     637,456       924,456     363,491          12/22/87    300
N. Kansas
 City      MO     307,784     910,401      None      None     307,784     910,401     1,218,185     146,661 09/28/99 08/21/98    300
St. CharlesMO     259,000     575,246      None      None     259,000     575,246       834,246     328,029          12/23/87    300
Pearl      MS     121,801     270,524      None       282     121,801     270,806       392,607     145,286          11/15/88    300
Cary       NC      75,200     262,973      None       228      75,200     263,201       338,401     263,144          01/25/84    180
Charlotte  NC      27,551     247,000      None       228      27,551     247,228       274,779     247,068          12/23/81    180
Charlotte  NC     134,582     268,222      None       151     134,582     268,373       402,955     143,934          11/16/88    300
Concord    NC      32,441     190,859      None       151      32,441     191,010       223,451     190,859          12/23/81    180
Durham     NC     175,700     390,234      None      None     175,700     390,234       565,934     204,682          03/29/89    300
Durham     NC     220,728     429,380      None      None     220,728     429,380       650,108     222,805          12/29/89    300
Durham     NC     238,000     471,201      None      None     238,000     471,201       709,201     206,427          08/20/91    300
Henderson-
 ville     NC      32,748     186,152      None       228      32,748     186,380       219,128     186,323          12/23/81    180
Kerners-
 ville     NC     162,216     316,300      None      None     162,216     316,300       478,516     164,899          12/14/89    300
Bellevue   NE      60,568     280,819      None      None      60,568     280,819       341,387     195,124          12/16/86    300
Omaha      NE      60,500     280,491      None      None      60,500     280,491       340,991     227,519          08/01/84    300
Omaha      NE      53,000     245,720      None      None      53,000     245,720       298,720     197,304          10/11/84    300
Omaha      NE     142,867     317,315      None      None     142,867     317,315       460,182     180,944          12/09/87    300
LondonderryNH     335,467     745,082      None      None     335,467     745,082     1,080,549     379,574          08/18/89    300
Clementon  NJ     279,851     554,060      None      None     279,851     554,060       833,911     241,096          09/09/91    300
Las Vegas  NV     201,250     446,983      None      None     201,250     446,983       648,233     214,338          06/29/90    300
Sparks     NV     244,752     543,605      None      None     244,752     543,605       788,357     308,314          01/29/88    300
BeavercreekOH     179,552     398,786      None      None     179,552     398,786       578,338     234,796          06/30/87    300
CentervilleOH     174,519     387,613      None      None     174,519     387,613       562,132     227,016          07/23/87    300
Cincinnati OH     165,910     368,486      None     1,388     165,910     369,874       535,784     219,245          04/29/87    300
Dublin     OH      84,000     389,446      None       176      84,000     389,622       473,622     291,108          10/08/85    300
Englewood  OH      74,000     343,083      None       176      74,000     343,259       417,259     255,712          10/23/85    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Child Care
----------
Forest ParkOH     170,778     379,305      None      None     170,778     379,305       550,083     220,512          09/28/87    300
Gahanna    OH      86,000     398,718      None     2,346      86,000     401,064       487,064     295,762          11/26/85    300
Huber
 Heights   OH     245,000     544,153      None      None     245,000     544,153       789,153     256,079          09/27/90    300
Loveland   OH     206,136     457,829      None      None     206,136     457,829       663,965     273,828          03/20/87    300
Maineville OH     173,105     384,468      None      None     173,105     384,468       557,573     229,951          03/06/87    300
Pickering-
 ton       OH      87,580     406,055      None       176      87,580     406,231       493,811     283,076          12/11/86    300
WestervilleOH      82,000     380,173      None       176      82,000     380,349       462,349     284,177          10/08/85    300
WestervilleOH     294,350     646,557      None      None     294,350     646,557       940,907     308,751          09/26/90    300
Broken
 Arrow     OK      78,705     220,434      None     1,700      78,705     222,134       300,839     220,712          01/27/83    180
Midwest
 City      OK      67,800     314,338      None       279      67,800     314,617       382,417     237,705          08/14/85    300
Oklahoma
 City      OK      50,800     214,474      None     3,013      50,800     217,487       268,287     215,880          06/15/82    180
Oklahoma
 City      OK      79,000     366,261      None       461      79,000     366,722       445,722     293,078          11/14/84    300
Yukon      OK      61,000     282,812      None       379      61,000     283,191       344,191     218,380          05/02/85    300
Beaverton  OR     135,148     626,647      None         3     135,148     626,650       761,798     435,419          12/17/86    300
Beaverton  OR     115,232     534,301      None     7,786     115,232     542,087       657,319     371,254          12/22/86    300
Charleston SC     125,593     278,947      None       151     125,593     279,098       404,691     154,789          05/26/88    300
Charleston SC     140,700     312,498      None      None     140,700     312,498       453,198     163,909          03/28/89    300
Columbia   SC      58,160     269,643      None     1,042      58,160     270,685       328,845     216,210          11/14/84    300
Elgin      SC     160,831     313,600      None      None     160,831     313,600       474,431     163,491          12/14/89    300
Goose CreekSC      61,635     192,905      None       292      61,635     193,197       254,832     192,993          12/22/81    180
Ladson     SC      31,543     177,457      None     1,242      31,543     178,699       210,242     177,749          12/22/81    180
Mt.
 Pleasant  SC      40,700     180,400      None      None      40,700     180,400       221,100     180,400          12/22/81    180
SummervilleSC      44,400     174,500      None      None      44,400     174,500       218,900     174,500          12/22/81    180
Sumter     SC      56,010     268,903      None     1,007      56,010     269,910       325,920     204,473          06/18/85    300
Memphis    TN     238,263     504,897      None       378     238,263     505,275       743,538     274,009          09/29/88    300
Memphis    TN     238,000     528,608      None       378     238,000     528,986       766,986     286,879          09/30/88    300
Memphis    TN     221,501     491,962      None      None     221,501     491,962       713,463     232,979          08/31/90    300
Nashville  TN     274,298     609,223      None      None     274,298     609,223       883,521     319,544          03/30/89    300
Allen      TX     177,637     394,538      None       208     177,637     394,746       572,383     211,715          11/21/88    300
Arlington  TX      82,109     380,677      None      None      82,109     380,677       462,786     303,044          12/13/84    300
Arlington  TX     238,000     528,604      None      None     238,000     528,604       766,604     286,876          09/26/88    300
Arlington  TX     241,500     550,559      None      None     241,500     550,559       792,059     329,195          09/22/89    300
Arlington  TX     195,650     387,355      None      None     195,650     387,355       583,005     176,551          02/07/91    300
Atascocita TX     278,915   1,034,868      None      None     278,915   1,034,868     1,313,783     136,288 07/19/99 05/14/99    300
Austin     TX     103,600     230,532      None     2,030     103,600     232,562       336,162     230,607          10/29/82    180
Austin     TX      88,872     222,684      None        75      88,872     222,759       311,631     222,740          01/12/83    180
Austin     TX     134,383     623,103      None       357     134,383     623,460       757,843     432,957          12/23/86    300
Austin     TX     188,144     417,872      None        10     188,144     417,882       606,026     231,880          05/11/88    300
Austin     TX     236,733     528,608      None        10     236,733     528,618       765,351     286,879          09/27/88    300
Austin     TX     191,636     425,629      None        10     191,636     425,639       617,275     227,112          12/22/88    300
Austin     TX     224,878     499,460      None        49     224,878     499,509       724,387     264,996          01/03/89    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Child Care
----------
Austin     TX     238,000     528,604      None      None     238,000     528,604       766,604     275,662          04/06/89    300
Austin     TX     217,878     483,913      None      None     217,878     483,913       701,791     249,437          06/22/89    300
Bedford    TX     241,500     550,559      None      None     241,500     550,559       792,059     329,195          09/22/89    300
Carrollton TX     277,850     617,113      None      None     277,850     617,113       894,963     351,903          12/11/87    300
Cedar Park TX     168,857     375,036      None      None     168,857     375,036       543,893     201,251          11/21/88    300
ColleyvilleTX     250,000   1,070,360      None      None     250,000   1,070,360     1,320,360     137,408 08/17/99 05/14/99    300
Converse   TX     217,000     481,963      None        10     217,000     481,973       698,973     261,564          09/28/88    300
Coppell    TX     139,224     645,550      None     1,077     139,224     646,627       785,851     448,554          12/17/86    300
Coppell    TX     208,641     463,398      None        41     208,641     463,439       672,080     264,248          12/11/87    300
Corinth    TX     285,000   1,041,626      None      None     285,000   1,041,626     1,326,626     140,614 06/04/99 05/19/99    300
DeSoto     TX      86,000     398,715    29,103     2,924      86,000     430,742       516,742     323,627          10/24/84    300
DuncanvilleTX      93,000     431,172    11,610     1,622      93,000     444,404       537,404     333,616          05/08/85    300
Euless     TX     234,111     519,962      None      None     234,111     519,962       754,073     307,756          05/08/87    300
Flower
 Mound     TX     202,773     442,845      None      None     202,773     442,845       645,618     263,487          04/20/87    300
Flower
 Mound     TX     281,735   1,099,726      None      None     281,735   1,099,726     1,381,461     155,767 04/23/99 01/13/99    300
Fort Worth TX      85,518     396,495      None      None      85,518     396,495       482,013     276,412          12/03/86    300
Fort Worth TX     238,000     528,608      None      None     238,000     528,608       766,608     286,879          09/26/88    300
Fort Worth TX     210,007     444,460      None      None     210,007     444,460       654,467     221,157          02/01/90    300
Fort Worth TX     216,160     427,962      None      None     216,160     427,962       644,122     195,058          02/07/91    300
Garland    TX     211,050     468,749      None      None     211,050     468,749       679,799     233,173          12/12/89    300
Grand
 Prairie   TX     167,164     371,276      None      None     167,164     371,276       538,440     198,109          12/13/88    300
Houston    TX      60,000     278,175      None       155      60,000     278,330       338,330     214,800          05/01/85    300
Houston    TX     102,000     472,898      None       155     102,000     473,053       575,053     365,205          05/01/85    300
Houston    TX     139,125     308,997      None       155     139,125     309,152       448,277     182,889          05/22/87    300
Houston    TX     141,296     313,824      None       183     141,296     314,007       455,303     183,800          07/24/87    300
Houston    TX     219,100     486,631      None      None     219,100     486,631       705,731     264,098          09/30/88    300
Houston    TX     219,100     486,628      None      None     219,100     486,628       705,728     261,139          11/16/88    300
Houston    TX     149,109     323,314      None      None     149,109     323,314       472,423     177,772          06/26/89    300
Houston    TX     294,582     919,276      None      None     294,582     919,276     1,213,858     139,472 01/11/99 08/14/98    300
Katy       TX     309,898     983,041      None      None     309,898     983,041     1,292,939     155,673 11/30/98 08/21/98    300
Lewisville TX      79,000     366,264    20,305     1,439      79,000     388,008       467,008     278,727          06/26/85    300
Lewisville TX     192,777     428,121      None      None     192,777     428,121       620,898     258,027          01/07/87    300
Lewisville TX     192,218     426,922      None      None     192,218     426,922       619,140     227,803          12/29/88    300
Mansfield  TX     181,375     402,839      None      None     181,375     402,839       584,214     200,388          12/20/89    300
Mesquite   TX      85,000     394,079      None       124      85,000     394,203       479,203     315,596          10/24/84    300
Mesquite   TX     139,466     326,525      None      None     139,466     326,525       465,991     162,185          10/08/92    300
Missouri
 City      TX     221,025     437,593      None      None     221,025     437,593       658,618     202,039          12/13/90    300
N. Richland
 Hills     TX     238,000     528,608      None      None     238,000     528,608       766,608     286,879          09/26/88    300
Pasadena   TX      60,000     278,173      None       155      60,000     278,328       338,328     222,864          10/23/84    300
Plano      TX     261,912     581,658      None      None     261,912     581,658       843,570     351,520          01/06/87    300
Plano      TX     250,514     556,399      None      None     250,514     556,399       806,913     317,281          12/10/87    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Child Care
----------
Plano      TX     259,000     575,246      None      None     259,000     575,246       834,246     312,189          09/27/88    300
Round Rock TX      80,525     373,347      None       156      80,525     373,503       454,028     259,417          12/16/86    300
Round Rock TX     186,380     413,957      None      None     186,380     413,957       600,337     215,875          04/19/89    300
San AntonioTX     130,833     606,596      None       139     130,833     606,735       737,568     441,287          03/24/86    300
San AntonioTX     102,512     475,288      None       139     102,512     475,427       577,939     331,343          12/03/86    300
San AntonioTX      81,530     378,007      None       139      81,530     378,146       459,676     263,523          12/11/86    300
San AntonioTX     139,125     308,997      None       239     139,125     309,236       448,361     182,889          05/22/87    300
San AntonioTX     181,412     402,923      None       340     181,412     403,263       584,675     235,982          07/07/87    300
San AntonioTX     162,161     360,166      None     1,630     162,161     361,796       523,957     210,941          07/07/87    300
San AntonioTX     234,500     520,831      None       340     234,500     521,171       755,671     296,999          12/29/87    300
San AntonioTX     217,000     481,967      None      None     217,000     481,967       698,967     260,101          10/14/88    300
San AntonioTX     182,868     406,155      None        10     182,868     406,165       589,033     216,721          12/06/88    300
San AntonioTX     220,500     447,108      None      None     220,500     447,108       667,608     234,514          03/30/89    300
Southlake  TX     228,279     511,750      None      None     228,279     511,750       740,029     228,402          03/10/93    300
Sugarland  TX     193,800     430,437      None     1,230     193,800     431,667       625,467     252,097          07/31/87    300
Sugarland  TX     339,310   1,000,876      None      None     339,310   1,000,876     1,340,186     138,453 05/30/99 01/13/99    300
The
 Woodlands TX     193,801     430,440      None     2,074     193,801     432,514       626,315     250,767          08/11/87    300
Layton     UT     136,574     269,008      None       143     136,574     269,151       405,725     139,661          02/01/90    300
Sandy      UT     168,089     373,330      None       143     168,089     373,473       541,562     183,475          02/01/90    300
CentrevilleVA     371,000     824,003      None      None     371,000     824,003     1,195,003     417,304          09/29/89    300
Chesapeake VA     190,050     422,107      None      None     190,050     422,107       612,157     221,400          03/28/89    300
Glen Allen VA      74,643     346,060      None      None      74,643     346,060       420,703     281,882          06/20/84    300
Portsmouth VA     171,575     381,073      None      None     171,575     381,073       552,648     203,337          12/21/88    300
Richmond   VA      71,001     327,771      None     7,651      71,001     335,422       406,423     246,146          09/04/85    300
Richmond   VA     269,500     598,567      None      None     269,500     598,567       868,067     313,955          03/28/89    300
Virginia
 Beach     VA      69,080     320,270      None       656      69,080     320,926       390,006     256,063          11/15/84    300
Woodbridge VA     358,050     795,239      None      None     358,050     795,239     1,153,289     431,581          09/29/88    300
Everett    WA     120,000     540,363      None      None     120,000     540,363       660,363     540,363          11/22/82    180
Federal WayWA     150,785     699,101      None       108     150,785     699,209       849,994     485,764          12/17/86    300
Federal WayWA     261,943     581,782      None      None     261,943     581,782       843,725     312,195          11/21/88    300
Kent       WA     128,300     539,141      None      None     128,300     539,141       667,441     539,141          06/03/83    180
Kent       WA     140,763     678,809      None       108     140,763     678,917       819,680     471,664          12/17/86    300
Kirkland   WA     301,000     668,534      None       108     301,000     668,642       969,642     375,067          03/31/88    300
Puyallup   WA     195,552     434,327      None      None     195,552     434,327       629,879     231,752          12/06/88    300
Redmond    WA     279,830     621,513      None       108     279,830     621,621       901,451     364,006          07/27/87    300
Renton     WA     111,183     515,490      None       108     111,183     515,598       626,781     375,009          03/24/86    300
Appleton   WI     196,000     424,038      None      None     196,000     424,038       620,038     205,094          07/10/90    300
Waukesha   WI     233,100     461,500      None      None     233,100     461,500       694,600     213,076          12/13/90    300
Waukesha   WI     215,950     427,546      None      None     215,950     427,546       643,496     197,400          12/13/90    300
Cheyenne   WY      59,856     277,506      None     6,703      59,856     284,209       344,065     221,478          11/20/84    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Consumer Electronics
--------------------
Oxford     AL     323,085     406,655      None      None     323,085     406,655       729,740      99,630          11/26/96    300
Tuscaloosa AL     204,790     585,115      None      None     204,790     585,115       789,905     143,353          11/26/96    300
Bradenton  FL     174,948     240,928      None       134     174,948     241,062       416,010      59,027          11/26/96    300
Mary EstherFL     149,696     363,263      None       134     149,696     363,397       513,093      88,999          11/26/96    300
Melbourne  FL     269,697     522,414      None       134     269,697     522,548       792,245     127,991          11/26/96    300
Merritt
 Island    FL     309,652     482,459      None       134     309,652     482,593       792,245     118,202          11/26/96    300
Ocala      FL     339,690     543,504      None       134     339,690     543,638       883,328     133,158          11/26/96    300
Pensacola  FL     419,842   1,899,287      None       134     419,842   1,899,421     2,319,263     465,325          11/26/96    300
TallahasseeFL     319,807     502,697      None       134     319,807     502,831       822,638     123,161          11/26/96    300
Titusville FL     176,459     579,793      None       134     176,459     579,927       756,386     142,049          11/26/96    300
Rome       GA     254,902     486,812      None      None     254,902     486,812       741,714     119,269          11/26/96    300
Smyrna     GA   1,094,058   3,090,236      None       411   1,094,058   3,090,647     4,184,705     684,888          06/09/97    300
Council
 Bluffs    IA     255,217     117,792      None      None     255,217     117,792       373,009      28,859          11/26/96    300
Des Moines IA     188,520     367,614      None        16     188,520     367,630       556,150      90,066          11/26/96    300
Peoria     IL     193,868     387,737      None      None     193,868     387,737       581,605      94,996          11/26/96    300
Rockford   IL     159,587     618,398      None      None     159,587     618,398       777,985     151,508          11/26/96    300
SpringfieldIL     219,859     630,595      None      None     219,859     630,595       850,454     154,496          11/26/96    300
Anderson   IN     180,628     653,162      None      None     180,628     653,162       833,790     160,019          11/26/96    300
Muncie     IN     148,901     645,235      None      None     148,901     645,235       794,136     158,083          11/26/96    300
Richmond   IN      93,999     193,753      None      None      93,999     193,753       287,752      47,469          11/26/96    300
Columbus   MS     144,908     463,707      None      None     144,908     463,707       608,615     113,608          11/26/96    300
Greenville MS     144,588     433,764      None      None     144,588     433,764       578,352     106,272          11/26/96    300
Gulfport   MS     299,464     502,326      None      None     299,464     502,326       801,790     123,070          11/26/96    300
HattiesburgMS     198,659     457,379      None      None     198,659     457,379       656,038     112,058          11/26/96    300
Jackson    MS     405,360     656,296      None      None     405,360     656,296     1,061,656     160,793          11/26/96    300
Meridian   MS     181,156     515,598      None      None     181,156     515,598       696,754     126,322          11/26/96    300
Tupelo     MS     121,697     637,691      None      None     121,697     637,691       759,388     156,234          11/26/96    300
Vicksburg  MS     494,532     174,541      None      None     494,532     174,541       669,073      42,762          11/26/96    300
Pineville  NC     567,864     840,284      None    36,071     567,864     876,355     1,444,219     143,662          12/31/98    300
Lakewood   NY     144,859     526,301      None      None     144,859     526,301       671,160     128,944          11/26/96    300
Westbury   NY   6,333,590   3,952,773      None      None   6,333,590   3,952,773    10,286,363     836,282          09/29/97    300
Defiance   OH      97,978     601,863      None      None      97,978     601,863       699,841     147,456          11/26/96    300
Kettering  OH     229,246     488,393      None        67     229,246     488,460       717,706     119,656          11/26/96    300
Bristol    TN     344,365     468,719      None      None     344,365     468,719       813,084     114,836          11/26/96    300
ClarksvilleTN     290,775     395,870      None      None     290,775     395,870       686,645      96,988          11/26/96    300
Vienna     WV     324,797     526,670      None      None     324,797     526,670       851,467     129,034          11/26/96    300

Convenience Stores
------------------
Manchester  CT    118,262     305,510      None      None     118,262     305,510       423,772      95,217          03/03/95    300
Vernon      CT    179,646     319,372      None      None     179,646     319,372       499,018      99,537          03/09/95    300
Westbrook   CT     98,247     373,340      None      None      98,247     373,340       471,587     116,358          03/09/95    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Convenience Stores
------------------
Archer      FL    296,238     578,145      None        51     296,238     578,196       874,434      83,830          05/07/99    300
Gainesville FL    515,834     873,187      None      None     515,834     873,187     1,389,021     126,611          05/07/99    300
Gainesville FL    480,318     600,633      None      None     480,318     600,633     1,080,951      87,090          05/07/99    300
Gainesville FL    347,310     694,859      None      None     347,310     694,859     1,042,169     100,753          05/07/99    300
Gainesville FL    339,263     658,807      None      None     339,263     658,807       998,070      95,526          05/07/99    300
Gainesville FL    351,921     552,557      None      None     351,921     552,557       904,478      80,119          05/07/99    300
Gainesville FL    500,032     850,291      None      None     500,032     850,291     1,350,323     123,291          05/07/99    300
Jacksonville
 Beach      FL    522,188     371,885      None      None     522,188     371,885       894,073      53,922          05/07/99    300
Orange Park FL    425,820     416,154      None       134     425,820     416,288       842,108      60,341          05/07/99    300
Augusta     GA    320,000     382,323      None      None     320,000     382,323       702,323      52,884          07/22/99    300
Augusta     GA    620,000     383,232      None      None     620,000     383,232     1,003,232      53,009          07/22/99    300
Augusta     GA    540,000     337,853      None      None     540,000     337,853       877,853      46,732          07/22/99    300
Augusta     GA    510,000     392,929      None      None     510,000     392,929       902,929      54,351          07/22/99    300
Augusta     GA    180,000     422,020      None      None     180,000     422,020       602,020      58,376          07/22/99    300
Augusta     GA    260,000     392,171      None      None     260,000     392,171       652,171      54,247          07/22/99    300
Dunwoody    GA    545,462     724,254      None      None     545,462     724,254     1,269,716     160,474          06/27/97    300
Hephzibah   GA    580,000     523,535      None      None     580,000     523,535     1,103,535      72,417          07/22/99    300
Lithonia    GA    386,784     776,436      None      None     386,784     776,436     1,163,220     172,053          06/27/97    300
Mableton    GA    491,069     355,957      None      None     491,069     355,957       847,026      78,856          06/27/97    300
Martinez    GA    450,000     402,777      None      None     450,000     402,777       852,777      55,713          07/22/99    300
Norcross    GA    384,162     651,273      None      None     384,162     651,273     1,035,435     144,305          06/27/97    300
Stone
 Mountain   GA    529,383     532,429      None      None     529,383     532,429     1,061,812     117,961          06/27/97    300
Godfrey     IL    374,586     733,190      None      None     374,586     733,190     1,107,776     162,459          06/27/97    300
Granite CityIL    362,287     737,255      None      None     362,287     737,255     1,099,542     163,362          06/27/97    300
Madison     IL    173,812     625,030      None      None     173,812     625,030       798,842     138,504          06/27/97    300
New Albany  IN    181,459     289,353      None      None     181,459     289,353       470,812      90,182          03/03/95    300
New Albany  IN    262,465     331,796      None      None     262,465     331,796       594,261     103,410          03/06/95    300
Berea       KY    252,077     360,815      None      None     252,077     360,815       612,892     112,454          03/08/95    300
Elizabeth-
 town       KY    286,106     286,106      None      None     286,106     286,106       572,212      89,170          03/03/95    300
Henderson   KY    225,000     515,000      None      None     225,000     515,000       740,000     151,925          08/25/95    300
Lebanon     KY    158,052     316,105      None      None     158,052     316,105       474,157      98,519          03/03/95    300
Louisville  KY    198,926     368,014      None      None     198,926     368,014       566,940     114,698          03/03/95    300
Louisville  KY    216,849     605,697      None      None     216,849     605,697       822,546     158,357 06/18/96 11/17/95    300
Mt.
 Washington KY    327,245     479,593      None      None     327,245     479,593       806,838     117,532 12/06/96 05/31/96    300
Owensboro   KY    360,000     590,000      None      None     360,000     590,000       950,000     174,050          08/25/95    300
Seekonk     MA    298,354     268,518      None      None     298,354     268,518       566,872      83,688          03/03/95    300
La Plata    MD  1,454,643   2,702,405      None      None   1,454,643   2,702,405     4,157,048      40,375          08/06/02    300
Mechanics-
 ville      MD  1,540,335   2,860,928      None      None   1,540,335   2,860,928     4,401,263      61,927          06/27/02    300
Millers-
 ville      MD  1,451,660   2,696,245      None      None   1,451,660   2,696,245     4,147,905      58,465          06/27/02    300
Flint       MI    194,492     476,504      None      None     194,492     476,504       670,996     134,215          12/21/95    300
Aberdeen    NC    600,000     300,625      None      None     600,000     300,625       900,625      23,526          01/25/01    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Convenience Stores
------------------
Cary        NC    450,000     825,000      None      None     450,000     825,000     1,275,000     243,375          08/25/95    300
Goldsboro   NC    460,000     740,625      None      None     460,000     740,625     1,200,625      57,993          01/25/01    300
Greensboro  NC    700,000     655,000      None      None     700,000     655,000     1,355,000      84,058          10/27/99    300
Greenville  NC    330,000     515,000      None      None     330,000     515,000       845,000     151,925          08/25/95    300
Greenville  NC    225,000     405,000      None      None     225,000     405,000       630,000     119,475          08/25/95    300
JacksonvilleNC    150,000     530,000      None      None     150,000     530,000       680,000     156,350          08/25/95    300
Kinston     NC    550,000   1,057,833      None      None     550,000   1,057,833     1,607,833     220,308          10/24/97    300
Galloway    NJ  1,367,872   2,540,604      None      None   1,367,872   2,540,604     3,908,476      55,003          06/27/02    300
Hamilton    NJ  1,539,117   2,858,630      None      None   1,539,117   2,858,630     4,397,747      62,830          06/27/02    300
MillVille   NJ    953,891   1,771,782      None      None     953,891   1,771,782     2,725,673      38,379          06/27/02    300
Toms River  NJ  1,265,861   2,351,154      None      None   1,265,861   2,351,154     3,617,015      51,296          06/27/02    300
Toms River  NJ    982,526   1,824,961      None      None     982,526   1,824,961     2,807,487      39,189          06/27/02    300
Wall        NJ  1,459,957   2,712,264      None      None   1,459,957   2,712,264     4,172,221      40,645          08/06/02    300
Kingston    NY    257,763     456,042      None      None     257,763     456,042       713,805     140,613          04/06/95    300
Atwater     OH    118,555     266,748      None      None     118,555     266,748       385,303      83,137          03/03/95    300
Columbus    OH    147,296     304,411      None      None     147,296     304,411       451,707      94,875          03/03/95    300
Columbus    OH    273,085     471,693      None      None     273,085     471,693       744,778     132,860          12/21/95    300
Cuyahoga
 Falls      OH    297,982     357,579      None      None     297,982     357,579       655,561     111,445          03/03/95    300
Galion      OH    138,981     327,597      None         7     138,981     327,604       466,585     102,101          03/06/95    300
Groveport   OH    277,198     445,497      None      None     277,198     445,497       722,695     125,482          12/21/95    300
Perrysburg  OH    211,678     390,680      None      None     211,678     390,680       602,358      94,766 01/10/96 09/01/95    300
Streetsboro OH    402,988     533,349      None      None     402,988     533,349       936,337     101,336 01/27/97 09/03/96    300
Tipp City   OH    355,009     588,111      None      None     355,009     588,111       943,120     116,634 01/31/97 06/27/96    300
Triffin     OH    117,017     273,040      None      None     117,017     273,040       390,057      85,097          03/07/95    300
Wadsworth   OH    266,507     496,917      None      None     266,507     496,917       763,424     105,346 11/26/96 07/01/96    300
Tulsa       OK    126,545     508,266      None      None     126,545     508,266       634,811     112,624          06/27/97    300
Aiken       SC    320,000     432,527      None      None     320,000     432,527       752,527      59,829          07/22/99    300
Aiken       SC    330,000     472,679      None      None     330,000     472,679       802,679      65,383          07/22/99    300
Aiken       SC    560,000     543,588      None      None     560,000     543,588     1,103,588      75,191          07/22/99    300
Aiken       SC    360,000     542,982      None      None     360,000     542,982       902,982      75,108          07/22/99    300
Aiken       SC    540,000     388,058      None      None     540,000     388,058       928,058      53,677          07/22/99    300
Aiken       SC    250,000     251,770      None      None     250,000     251,770       501,770      34,826          07/22/99    300
Belvedere   SC    490,000     463,080      None      None     490,000     463,080       953,080      64,055          07/22/99    300
Columbia    SC    150,000     450,000      None      None     150,000     450,000       600,000     132,750          08/25/95    300
Greenville  SC    390,000     462,847      None      None     390,000     462,847       852,847      64,023          07/22/99    300
Greenville  SC    300,000     402,392      None      None     300,000     402,392       702,392      55,661          07/22/99    300
Greenville  SC    370,000     432,695      None      None     370,000     432,695       802,695      59,852          07/22/99    300
Greenville  SC    620,000     483,604      None      None     620,000     483,604     1,103,604      66,893          07/22/99    300
Greenville  SC    720,000     534,059      None      None     720,000     534,059     1,254,059      73,872          07/22/99    300
Greenville  SC    680,000     423,604      None      None     680,000     423,604     1,103,604      58,593          07/22/99    300
Greer       SC    400,000     502,879      None      None     400,000     502,879       902,879      69,560          07/22/99    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Convenience Stores
------------------
Jackson     SC    170,000     632,626      None      None     170,000     632,626       802,626      87,509          07/22/99    300
John's Isle SC    170,000     350,000      None      None     170,000     350,000       520,000     103,250          08/25/95    300
Lexington   SC    255,000     545,000      None      None     255,000     545,000       800,000     160,775          08/25/95    300
Lexington   SC    640,000     563,891      None      None     640,000     563,891     1,203,891      77,999          07/22/99    300
Lexington   SC    540,000     563,588      None      None     540,000     563,588     1,103,588      77,957          07/22/99    300
Lexington   SC    360,000     843,891      None      None     360,000     843,891     1,203,891     116,732          07/22/99    300
Mauldin     SC    490,000     412,879      None      None     490,000     412,879       902,879      57,110          07/22/99    300
Myrtle BeachSC    140,000     590,000      None      None     140,000     590,000       730,000     174,050          08/25/95    300
N. Augusta  SC    400,000     452,777      None      None     400,000     452,777       852,777      62,630          07/22/99    300
North
 Charleston SC    400,000     650,000      None      None     400,000     650,000     1,050,000     191,750          08/25/95    300
N. Augusta  SC    350,000     352,323      None      None     350,000     352,323       702,323      48,734          07/22/99    300
SimpsonvilleSC    530,000     573,485      None      None     530,000     573,485     1,103,485      79,326          07/22/99    300
Spartanburg SC    470,000     432,879      None      None     470,000     432,879       902,879      59,877          07/22/99    300
Summerville SC    115,000     515,000      None      None     115,000     515,000       630,000     151,925          08/25/95    300
W. Columbia SC    410,000     693,574      None      None     410,000     693,574     1,103,574      95,939          07/22/99    300
West Aiken  SC    400,000     402,665      None      None     400,000     402,665       802,665      55,698          07/22/99    300
La Vergne   TN    340,000     650,000      None      None     340,000     650,000       990,000     191,750          08/25/95    300
Shelbyville TN    200,000     465,000      None      None     200,000     465,000       665,000     137,175          08/25/95    300
Hampton     VA    433,985     459,108      None      None     433,985     459,108       893,093      86,454          04/17/98    300
Midlothian  VA    325,000     302,872      None      None     325,000     302,872       627,872      65,071          08/21/97    300
Newport NewsVA    490,616     605,304      None      None     490,616     605,304     1,095,920      84,656          04/17/98    300
Richmond    VA    700,000     400,740      None      None     700,000     400,740     1,100,740      75,465          04/17/98    300
Richmond    VA    700,000     440,965      None      None     700,000     440,965     1,140,965      83,039          04/17/98    300
Richmond    VA    400,000     250,875      None      None     400,000     250,875       650,875      47,239          04/17/98    300
Richmond    VA  1,000,000         740      None      None   1,000,000         740     1,000,740         132          04/17/98    300
Richmond    VA    700,000     100,695      None      None     700,000     100,695       800,695      18,957          04/17/98    300
Richmond    VA  1,809,041   3,360,572      None      None   1,809,041   3,360,572     5,169,613      48,779          08/22/02    300
Stafford    VA    271,865     601,997      None      None     271,865     601,997       873,862     145,482          12/20/96    300
Virginia
 Beach      VA  1,194,560   2,218,773      None      None   1,194,560   2,218,773     3,413,333      48,058          06/27/02    300
Warrenton   VA    515,971     649,125      None      None     515,971     649,125     1,165,096     156,872          12/20/96    300
WilliamsburgVA    838,172   1,556,910      None      None     838,172   1,556,910     2,395,082      33,657          06/27/02    300
Yorktown    VA    309,435     447,144      None      None     309,435     447,144       756,579      84,196          04/17/98    300

Craft and Novelty
-----------------
Cutler RidgeFL    743,498     657,485    68,215    35,192     743,498     760,892     1,504,390     119,271          12/31/98    300
Stony Brook NY    980,000   1,801,586      None      None     980,000   1,801,586     2,781,586     285,240          01/11/99    300
Pleasant
 Hills      PA    631,084   1,172,563      None      None     631,084   1,172,563     1,803,647       5,861          11/01/02    300

Drug Stores
-----------
Casselberry FL  1,075,020   1,664,284      None      None   1,075,020   1,664,284     2,739,304     285,730          09/30/98    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Entertainment
-------------
Riverside   CA  4,000,000         130      None      None   4,000,000         130     4,000,130          --          07/05/02    300
Vista       CA  2,300,000          22      None      None   2,300,000          22     2,300,022           3          03/31/99    300
Dania       FL  8,272,080       1,713      None      None   8,272,080       1,713     8,273,793         237          03/31/99    300
Marietta    GA  1,500,000         768      None      None   1,500,000         768     1,500,768          32          06/29/01    300
Norcross    GA  1,600,000         768      None      None   1,600,000         768     1,600,768          32          06/29/01    300
Roswell     GA  3,383,780       4,126    28,826    56,505   3,383,780      89,457     3,473,237      23,990          06/30/99    300
Greensboro  NC  7,800,000         463      None      None   7,800,000         463     7,800,463           1          07/05/02    300
Flanders    NJ  2,222,205         890      None     1,208   2,222,205       2,098     2,224,303         291          06/29/99    300
Brookhaven  NY  1,500,000         745      None      None   1,500,000         745     1,500,745         103          07/23/99    300
Riverhead   NY  6,200,000         744      None      None   6,200,000         744     6,200,744         103          07/23/99    300

Health and Fitness
------------------
Paradise
 Valley     AZ  2,608,389   3,418,783      None      None   2,608,389   3,418,783     6,027,172     119,623 06/06/02 06/26/01    300
Diamond Bar CA  3,038,879   4,338,722      None      None   3,038,879   4,338,722     7,377,601     556,282 03/21/00 09/29/98    300
Norco       CA  1,247,243   3,807,569      None      None   1,247,243   3,807,569     5,054,812     423,171 12/13/00 06/29/99    300
Coral
 Springs    FL    891,496   2,798,204      None        25     891,496   2,798,229     3,689,725     469,985 11/03/98 03/30/98    300
Miami       FL  3,115,101   4,439,526      None        25   3,115,101   4,439,551     7,554,652     457,829 05/19/00 06/07/99    300
Oakland ParkFL  2,800,000   2,196,080      None      None   2,800,000   2,196,080     4,996,080      36,807 07/06/01 03/27/01    300
Orlando     FL  2,144,764     188,612      None      None   2,144,764   188,612       2,333,376          15 In Prog. 11/26/02    300
Pembroke
 Pines      FL  1,714,388   4,387,824      None        25   1,714,388   4,387,849     6,102,237     366,922 12/11/00 10/01/99    300
Fort Worth  TX  1,445,901   5,277,886      None      None   1,445,901   5,277,886     6,723,787     542,479          06/30/99    300

Home Furnishings
----------------
Colorado
 Springs    CO    313,250     695,730    40,500    22,804     313,250     759,034     1,072,284     421,120          03/10/87    300
Danbury     CT    630,171   3,621,163    39,456      None     630,171   3,660,619     4,290,790     768,308          09/30/97    300
Brandon     FL    430,000   1,020,608      None      None     430,000   1,020,608     1,450,608     185,408          06/26/98    300
Casselberry FL  1,979,598   3,382,852     1,354    17,406   1,979,598   3,401,612     5,381,210   1,042,486          05/31/95    300
Jupiter     FL  1,698,316   3,209,801      None      None   1,698,316   3,209,801     4,908,117     336,985          05/03/00    300
Tampa       FL    685,000     885,624      None      None     685,000     885,624     1,570,624     160,886          06/26/98    300
Tampa       FL    494,763     767,737    71,880     1,870     494,763     841,487     1,336,250     151,452          12/31/98    300
West Palm
 Beach      FL    347,651     706,081    69,111    32,435     347,651     807,627     1,155,278     125,089          12/31/98    300
Davenport   IA    270,000     930,689      None      None     270,000     930,689     1,200,689     169,073          06/26/98    300
Joilet      IL    440,000     910,689      None      None     440,000     910,689     1,350,689     165,440          06/26/98    300
Wichita     KS    430,000     740,725      None      None     430,000     740,725     1,170,725     134,563          06/26/98    300
Alexandria  LA    400,000     810,608      None      None     400,000     810,608     1,210,608     147,258          06/26/98    300
Monroe      LA    450,000     835,608      None      None     450,000     835,608     1,285,608     151,800          06/26/98    300
Shreveport  LA    525,000     725,642      None      None     525,000     725,642     1,250,642     131,823          06/26/98    300
Battle CreekMI    485,000     895,689      None      None     485,000     895,689     1,380,689     162,715          06/26/98    300
Eden PrairieMN    500,502   1,055,244      None      None     500,502   1,055,244     1,555,746     163,526          02/26/99    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Home Furnishings
----------------
Hattiesburg MS    300,000     660,608      None      None     300,000     660,608       960,608     120,008          06/26/98    300
Ridgeland   MS    281,867     769,890      None      None     281,867     769,890     1,051,757     170,574          06/27/97    300
Omaha       NE  1,956,296   3,949,402      None      None   1,956,296   3,949,402     5,905,698     901,555          04/04/97    300
Henderson   NV  1,268,655   3,109,995      None      None   1,268,655   3,109,995     4,378,650     658,076          09/26/97    300
Staten
 Island     NY  3,190,883   2,569,802      None       862   3,190,883   2,570,664     5,761,547     492,318          03/26/98    300
Lancaster   OH    250,000     830,689      None      None     250,000     830,689     1,080,689     150,906          06/26/98    300
Altoona     PA    455,000     745,694      None      None     455,000     745,694     1,200,694     135,465          06/26/98    300
Erie        PA    510,000     900,689      None      None     510,000     900,689     1,410,689     163,623          06/26/98    300
Muncy       PA    315,000     835,648      None      None     315,000     835,648     1,150,648     151,807          06/26/98    300
Whitehall   PA    515,525   1,146,868      None      None     515,525   1,146,868     1,662,393     208,345          06/30/98    300
Columbia    SC    600,000     900,725      None      None     600,000     900,725     1,500,725     163,629          06/26/98    300
Jackson     TN    380,000     750,608      None      None     380,000     750,608     1,130,608     136,358          06/26/98    300
Memphis     TN    804,262   1,432,520      None       400     804,262   1,432,920     2,237,182     317,406          06/30/97    300
Abilene     TX    400,000     680,616      None      None     400,000     680,616     1,080,616     123,643          06/26/98    300
Arlington   TX    475,069   1,374,167      None      None     475,069   1,374,167     1,849,236     318,219          03/26/97    300
Cedar Park  TX    253,591     827,237      None      None     253,591     827,237     1,080,828     191,566          03/10/97    300
Houston     TX    867,767     687,042      None      None     867,767     687,042     1,554,809     159,042          03/07/97    300
San Antonio TX    323,451     637,991    47,914    34,151     323,451     720,056     1,043,507     126,871          12/31/98    300
Spring      TX  1,794,872   1,810,069      None      None   1,794,872   1,810,069     3,604,941     382,946          09/29/97    300
Webster     TX    283,604     538,002     2,470      None     283,604     540,472       824,076     119,456          06/12/97    300
Eau Claire  WI    260,000     820,689      None      None     260,000     820,689     1,080,689     149,090          06/26/98    300
La Crosse   WI    372,883     877,812      None      None     372,883     877,812     1,250,695     159,467          06/26/98    300

General Merchandise
-------------------
Monte Vista CO     47,652     582,159      None      None      47,652     582,159       629,811      94,129          12/23/98    300
Groveland   FL    101,782     189,258      None      None     101,782     189,258       291,040      28,701          03/31/99    300
Garnett     KS     59,690     518,121      None      None      59,690     518,121       577,811      83,776          12/23/98    300
Caledonia   MN     89,723     559,300      None      None      89,723     559,300       649,023      90,437          12/23/98    300
Long Prarie MN     88,892     553,997      None      None      88,892     553,997       642,889      89,578          12/23/98    300
Paynesvile  MN     49,483     525,406      None      None      49,483     525,406       574,889      84,955          12/23/98    300
Spring
 Valley     MN     69,785     579,238      None      None      69,785     579,238       649,023      93,661          12/23/98    300
Warroad     MN     70,000     580,000      None      None      70,000     580,000       650,000      93,767          12/23/98    300
Mayville    ND     59,333     565,562      None      None      59,333     565,562       624,895      91,464          12/23/98    300
Bloomfield  NM     59,559     616,252      None      None      59,559     616,252       675,811      99,641          12/23/98    300
Colorado
 City       TX     92,535     505,276      None      None      92,535     505,276       597,811      81,700          12/23/98    300

Grocery Stores
--------------
Boulder     CO    426,675   1,199,508      None    91,660     426,675   1,291,168     1,717,843     912,024          01/05/84    180
Sheboygan   WI  1,513,216   4,427,968      None     1,040   1,513,216   4,429,008     5,942,224     598,186 06/03/99 08/24/98    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Home Improvement
----------------
Lawndale    CA    667,007   1,238,841      None      None     667,007   1,238,841     1,905,848     200,278          12/31/98    300
Los Angeles CA    902,494   1,676,204      None      None     902,494   1,676,204     2,578,698     270,984          12/31/98    300
Los Angeles CA    163,668     304,097      None      None     163,668     304,097       467,765      49,160          12/31/98    300
Van Nuys    CA    750,293   1,393,545      None      None     750,293   1,393,545     2,143,838     225,288          12/31/98    300
West Covina CA    311,040     577,733      None      None     311,040     577,733       888,773      93,399          12/31/98    300
Clearwater  FL    476,179     725,023      None     2,237     476,179     727,260     1,203,439     117,205          12/31/98    300
JacksonvilleFL    478,314     618,348      None       280     478,314     618,628     1,096,942      99,994          12/31/98    300
Seminole    FL    593,304     427,184      None     1,571     593,304     428,755     1,022,059     116,349          12/31/98    300
Des Moines  IA    225,771     682,604      None      None     225,771     682,604       908,375     108,071          01/29/99    300
Broadview   IL    345,166     641,739      None      None     345,166     641,739       986,905     103,758          12/31/98    300
IndianapolisIN    350,000     671,472      None       723     350,000     672,195     1,022,195      97,334 03/29/99 01/29/99    300
Baltimore   MD    171,320     318,882      None      None     171,320     318,882       490,202      51,563          12/31/98    300
Rochester   NY    158,168     294,456      None      None     158,168     294,456       452,624      47,614          12/31/98    300
Reading     PA    201,569     375,056      None      None     201,569     375,056       576,625      60,645          12/31/98    300
Pasadena    TX    147,535     274,521      None      None     147,535     274,521       422,056      44,383          12/31/98    300
Plano       TX    363,851     676,249      None      None     363,851     676,249     1,040,100     109,329          12/31/98    300
San Antonio TX    367,890     683,750      None      None     367,890     683,750     1,051,640     110,542          12/31/98    300
Chesapeake  VA    144,014     649,869      None    11,754     144,014     661,623       805,637     463,158          12/22/86    300

Office Supplies
---------------
Lakewood    CA  1,398,387   3,098,607      None      None   1,398,387   3,098,607     4,496,994     738,426          01/29/97    300
Riverside   CA  1,410,177   1,659,850      None      None   1,410,177   1,659,850     3,070,027     351,269          09/17/97    300
Hutchinson  KS    269,964   1,704,013      None      None     269,964   1,704,013     1,973,977     377,643          06/25/97    300
Salina      KS    240,423   1,829,837      None      None     240,423   1,829,837     2,070,260     405,526          06/25/97    300
Sikeston    MO    409,114   2,005,416      None      None     409,114   2,005,416     2,414,530      76,862          01/24/02    300
Helena      MT    564,241   1,503,118      None      None     564,241   1,503,118     2,067,359     333,057          06/09/97    300
Asheboro    NC    465,557   2,176,416      None      None     465,557   2,176,416     2,641,973     417,015          03/27/98    300
Westbury    NY  3,808,076   2,377,932      None      None   3,808,076   2,377,932     6,186,008     503,081          09/29/97    300
New Phila-
 delphia    OH    726,636   1,650,672      None      None     726,636   1,650,672     2,377,308     371,293          05/30/97    300

Pet Supplies and Services
-------------------------
Tampa       FL    347,794     905,248    46,000    13,826     347,794     965,074     1,312,868     150,812          12/31/98    300
Duluth      GA    361,058   1,591,629      None      None     361,058   1,591,629     1,952,687     192,766 01/27/99 09/29/98    300
Marrietta   GA    495,412   1,526,370      None      None     495,412   1,526,370     2,021,782     168,208 05/28/99 09/29/98    300
IndianapolisIN    427,000   1,296,901      None      None     427,000   1,296,901     1,723,901     136,982 03/10/00 01/19/99    300
Sudbury     MA    543,038   2,477,213      None      None     543,038   2,477,213     3,020,251     242,661 11/12/99 09/30/98    300
TyngsboroughMA    312,204   1,222,522      None      None     312,204   1,222,522     1,534,726     222,085          06/12/98    300
Matthews    NC    610,177   1,394,743      None      None     610,177   1,394,743     2,004,920     248,729          07/17/98    300
North
 Plainfield NJ         --   1,590,447      None      None          --   1,590,447     1,590,447     205,018          09/24/98    300
Albuquerque NM    684,036     874,914   300,000    42,875     684,036   1,217,789     1,901,825     159,722          12/31/98    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Pet Supplies and Services
-------------------------
Dickson CityPA    659,790   1,880,722      None      None     659,790   1,880,722     2,540,512     416,659          06/20/97    300

Private Education
-----------------
Coconut
 Creek      FL    310,111   1,243,682      None      None     310,111   1,243,682     1,553,793     168,184 08/02/99 12/01/98    300
North
 Lauderdale FL  1,050,000   2,567,811      None      None   1,050,000   2,567,811     3,617,811     492,036          03/30/98    300
Las Vegas   NV  1,080,444   3,346,772      None      None   1,080,444   3,346,772     4,427,216     641,368          03/04/98    300
Chantilly   VA    688,917   3,208,607      None      None     688,917   3,208,607     3,897,524     396,882 05/07/99 09/30/98    300
Kingstowne  VA    300,000   1,191,396      None      None     300,000   1,191,396     1,491,396     121,427 08/22/00 11/08/99    300

Restaurants
-----------
Atmore      AL    272,044     505,636      None      None     272,044     505,636       777,680      27,805          08/31/01    300
Clanton     AL    230,036     427,391      None      None     230,036     427,391       657,427      23,504          08/31/01    300
Demopolis   AL    251,349     466,972      None      None     251,349     466,972       718,321      25,681          08/31/01    300
Fort Payne  AL    303,056     563,001      None      None     303,056     563,001       866,057      30,963          08/31/01    300
Gardendale  AL    398,669     740,568      None      None     398,669     740,568     1,139,237      40,729          08/31/01    300
Hoover      AL    251,434     467,185      None      None     251,434     467,185       718,619      25,692          08/31/01    300
Bentonville AR    377,086     700,582      None      None     377,086     700,582     1,077,668      38,528          08/31/01    300
Hope        AR    288,643     536,715      None      None     288,643     536,715       825,358      29,511          08/31/01    300
Little Rock AR    317,000     589,377      None      None     317,000     589,377       906,377      32,407          08/31/01    300
Siloam
 Springs    AR    190,000     352,808      None      None     190,000     352,808       542,808      72,315          11/20/97    300
Douglas     AZ     75,000     347,719      None     2,407      75,000     350,126       425,126     257,932          11/27/85    300
Glendale    AZ    624,761     895,976      None         5     624,761     895,981     1,520,742     243,407          03/06/96    300
Tucson      AZ    107,393     497,904      None       133     107,393     498,037       605,430     369,275          01/17/86    300
Yuma        AZ    236,121     541,651      None      None     236,121     541,651       777,772     100,202          05/28/98    300
Barstow     CA    689,842     690,204      None      None     689,842     690,204     1,380,046     118,487          09/24/98    300
Livermore   CA    662,161     823,242      None      None     662,161     823,242     1,485,403     141,327          09/23/98    300
Northridge  CA         --          --      None      None          --          --            --          --          04/01/70    N/A
Rancho
 Cucamonga  CA     95,192     441,334      None      None      95,192     441,334       536,526     325,801          12/20/85    300
Riverside   CA     90,000     181,295   124,400        47      90,000     305,742       395,742     170,601          12/09/76    300
Sacramento  CA    386,793     417,290      None      None     386,793     417,290       804,083      74,417          07/31/98    300
San Dimas   CA    240,562     445,521      None      None     240,562     445,521       686,083     445,521          03/12/81    180
San Ramon   CA    406,000   1,126,930      None      None     406,000   1,126,930     1,532,930   1,126,930          12/08/83    180
Colorado
 Springs    CO    152,000     704,736      None       262     152,000     704,998       856,998     497,394          09/30/86    300
Lakewood    CO  1,606,511         520      None      None   1,606,511         520     1,607,031           1 In Prog. 12/31/02    300
Sterling    CO     95,320     441,928      None      None      95,320     441,928       537,248     350,855          12/27/84    300
Westminster CO    338,940   1,571,401    20,000    13,645     338,940   1,605,046     1,943,986   1,313,423          06/28/84    300
Danbury     CT    548,459     284,639      None      None     548,459     284,639       833,098      11,858          12/19/01    300
Glastonbury CT    452,291     293,214      None      None     452,291     293,214       745,505      12,216          12/19/01    300
Manchester  CT    458,386     458,639      None      None     458,386     458,639       917,025      19,108          12/19/01    300
Unionville  CT    167,740     316,672      None      None     167,740     316,672       484,412      13,193          12/19/01    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Restaurants
-----------
Waterbury   CT    521,021     705,163      None      None     521,021     705,163     1,226,184      29,380          12/19/01    300
Casselberry FL    403,900     897,075      None       134     403,900     897,209     1,301,109     440,801          12/29/89    300
Chipley     FL    270,439     502,655      None      None     270,439     502,655       773,094      27,641          08/31/01    300
DeFuniak    FL    269,554     501,010      None      None     269,554     501,010       770,564      27,550          08/31/01    300
Green Cove
 Springs    FL     86,240     399,828      None       226      86,240     400,054       486,294     317,431          12/19/84    300
JacksonvilleFL    150,210     693,445      None      None     150,210     693,445       843,655     520,758          09/13/85    300
JacksonvilleFL    143,299     664,373      None      None     143,299     664,373       807,672     491,903          12/13/85    300
Orlando     FL    230,000   1,066,339      None       134     230,000   1,066,473     1,296,473     790,991          11/18/85    300
Orlando     FL    209,800     972,679      None       134     209,800     972,813     1,182,613     692,251          08/15/86    300
Orlando     FL    600,000     949,489      None      None     600,000     949,489     1,549,489     137,897 05/27/99 12/18/98    300
Oviedo      FL    204,200     911,338      None      None     204,200     911,338     1,115,538     101,920          08/24/99    300
Palm Bay    FL    330,000     556,668      None      None     330,000     556,668       886,668      84,549 02/17/99 12/29/98    300
Garden City GA    197,225     438,043      None       384     197,225     438,427       635,652     228,436          04/20/89    300
Hinesville  GA     89,220     413,644      None       233      89,220     413,877       503,097     328,398          12/20/84    300
Hinesville  GA    172,611     383,376      None       233     172,611     383,609       556,220     218,618          12/22/87    300
Lithonia    GA     89,220     413,647      None       987      89,220     414,634       503,854     327,852          01/04/85    300
Savannah    GA    143,993     345,548      None       233     143,993     345,781       489,774     197,046          12/22/87    300
Savannah    GA    165,409     367,380      None       233     165,409     367,613       533,022     209,495          12/22/87    300
Statesboro  GA    201,250     446,983      None      None     201,250     446,983       648,233     223,685          11/14/89    300
Stone
 Mountain   GA    215,940   1,001,188      None     1,533     215,940   1,002,721     1,218,661     702,981          10/30/86    300
Washington  GA    292,628     543,862      None      None     292,628     543,862       836,490      29,907          08/31/01    300
Ankeny      IA    100,000     349,218      None       289     100,000     349,507       449,507     349,218          07/28/83    180
Boone       IA     76,000     386,170      None       289      76,000     386,459       462,459     386,170          12/27/83    180
Boise       ID    190,894     423,981      None       119     190,894     424,100       614,994     235,270          05/17/88    300
Boise       ID    161,352     334,041      None       119     161,352     334,160       495,512     180,269          10/07/88    300
Nampa       ID     74,156     343,820      None       119      74,156     343,939       418,095     238,901          12/31/86    300
Rexburg     ID     90,760     420,787      None      None      90,760     420,787       511,547     312,133          11/25/85    300
Alton       IL    225,785     419,315      None       207     225,785     419,522       645,307     226,290          10/18/88    300
Dixon       IL    230,090     511,036      None     2,029     230,090     513,065       743,155     291,401          12/28/87    300
Lincoln     IL    206,532     383,970      None      None     206,532     383,970       590,502      21,113          08/31/01    300
Salem       IL    213,815     474,892      None     1,470     213,815     476,362       690,177     273,729          10/30/87    300
Anderson    IN    197,523     438,706      None      None     197,523     438,706       636,229     242,100          03/25/88    300
Goshen      IN    115,000     533,165      None     1,242     115,000     534,407       649,407     381,408          07/07/86    300
Muncie      IN    136,400     632,380     8,000    13,335     136,400     653,715       790,115     467,472          03/18/86    300
Muncie      IN     67,156     149,157      None      None      67,156     149,157       216,313      83,681          03/30/88    300
New Castle  IN    246,192     320,572      None      None     246,192     320,572       566,764     190,514          01/07/87    300
South Bend  IN    133,200     617,545      None    19,211     133,200     636,756       769,956     465,442          04/28/86    300
Westfield   IN    213,341     477,300      None      None     213,341     477,300       690,641     235,810          12/21/89    300
Derby       KS     96,060     445,359      None      None      96,060     445,359       541,419     331,942          10/29/85    300
El Dorado   KS     87,400     405,206      None      None      87,400     405,206       492,606     294,226          04/10/86    300
Great Bend  KS     95,800     444,154      None      None      95,800     444,154       539,954     352,620          12/26/84    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Restaurants
-----------
Wichita     KS     98,000     454,350      None      None      98,000     454,350       552,350     323,358          08/08/86    300
Lexington   KY    122,200     490,200      None      None     122,200     490,200       612,400     341,745          12/03/86    300
Alexandria  LA    143,000     662,985      None    15,150     143,000     678,135       821,135     499,895          01/17/86    300
Jennings    LA    107,120     496,636      None      None     107,120     496,636       603,756     370,161          10/17/85    300
NatchitochesLA    291,675     541,890      None      None     291,675     541,890       833,565      29,801          08/31/01    300
Shreveport  LA    359,268     667,417      None      None     359,268     667,417     1,026,685      36,705          08/31/01    300
Attleboro   MA    369,815     693,655      None      None     369,815     693,655     1,063,470      28,901          12/19/01    300
Brockton    MA    298,359     272,297      None      None     298,359     272,297       570,656      11,344          12/19/01    300
Hanover     MA    397,203     281,202      None      None     397,203     281,202       678,405      11,715          12/19/01    300
Palmer      MA    141,524     598,480      None      None     141,524     598,480       740,004      24,935          12/19/01    300
Peabody     MA    529,555     222,590      None      None     529,555     222,590       752,145       9,273          12/19/01    300
Pittsfield  MA    286,241     950,022      None      None     286,241     950,022     1,236,263      39,583          12/19/01    300
S. Weymouth MA    351,472     296,284      None      None     351,472     296,284       647,756      12,344          12/19/01    300
Springfield MA    280,920     337,325      None      None     280,920     337,325       618,245      14,054          12/19/01    300
Springfield MA    230,030     865,572      None      None     230,030     865,572     1,095,602      36,064          12/19/01    300
Springfield MA    227,207     958,444      None      None     227,207     958,444     1,185,651      39,934          12/19/01    300
Stoneham    MA    397,544     191,717      None      None     397,544     191,717       589,261       7,987          12/19/01    300
Swansea     MA    173,853     488,699      None      None     173,853     488,699       662,552      20,361          12/19/01    300
Westboro    MA    335,191     424,534      None      None     335,191     424,534       759,725      17,687          12/19/01    300
Weymouth    MA    360,727     194,556      None      None     360,727     194,556       555,283       8,105          12/19/01    300
La Plata    MD    120,140     557,000      None      None     120,140     557,000       677,140     412,404          12/03/85    300
Flint       MI    827,853          --      None      None     827,853          --       827,853          --          04/13/95    300
Sturgis     MI    210,560     467,659      None     2,212     210,560     469,871       680,431     268,118          11/12/87    300
Roseville   MN    281,600   1,305,560      None         7     281,600   1,305,567     1,587,167   1,036,506          12/18/84    300
Belton      MO     89,328     418,187      None       234      89,328     418,421       507,749     332,006          12/18/84    300
Blue SpringsMO    111,440     516,665      None       504     111,440     517,169       628,609     410,189          12/28/84    300
Bolivar     MO    237,094     440,596      None      None     237,094     440,596       677,690      24,229          08/31/01    300
Carthage    MO     85,020     394,175      None      None      85,020     394,175       479,195     291,847          12/03/85    300
Chillicothe MO     81,080     375,908      None       234      81,080     376,142       457,222     298,440          12/26/84    300
Fulton      MO    210,199     466,861      None      None     210,199     466,861       677,060     273,429          07/30/87    300
Hannibal    MO    266,011     590,822      None     1,577     266,011     592,399       858,410     346,346          07/30/87    300
Hazelwood   MO    157,117     725,327      None    25,030     157,117     750,357       907,474     554,511          08/28/85    300
Jackson     MO    210,199     466,860      None      None     210,199     466,860       677,059     273,429          07/30/87    300
Mt. Vernon  MO    160,000     282,586      None      None     160,000     282,586       442,586      57,920          11/20/97    300
Nevada      MO    222,552     494,296      None     1,642     222,552     495,938       718,490     289,865          07/30/87    300
Ozark       MO    140,000     292,482      None      None     140,000     292,482       432,482      59,949          11/20/97    300
Sedalia     MO    269,798     599,231      None      None     269,798     599,231       869,029     310,035          07/31/89    300
St. Charles MO    175,413     809,791      None    10,000     175,413     819,791       995,204     619,252          08/28/85    300
St. Charles MO    695,121   1,001,878      None     1,001     695,121   1,002,879     1,698,000     281,658 12/22/95 03/16/95    300
St. Joseph  MO    107,648     496,958      None      None     107,648     496,958       604,606     373,198          09/04/85    300
St. Robert  MO    329,242     611,728      None      None     329,242     611,728       940,970      33,641          08/31/01    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Restaurants
-----------
Sullivan    MO     85,500     396,400      None       252      85,500     396,652       482,152     314,708          12/27/84    300
Clinton     MS    100,000     337,371      None       282     100,000     337,653       437,653     337,371          07/28/83    180
Fulton      MS    239,686     445,337      None      None     239,686     445,337       685,023      24,491          08/31/01    300
Greenville  MS    311,324     578,378      None      None     311,324     578,378       889,702      31,808          08/31/01    300
Indianola   MS    270,639     502,822      None      None     270,639     502,822       773,461      27,652          08/31/01    300
Newton      MS    284,350     528,311      None      None     284,350     528,311       812,661      29,054          08/31/01    300
Pearl       MS    334,822     621,994      None      None     334,822     621,994       956,816      34,207          08/31/01    300
FayettevilleNC    116,240     538,919      None      None     116,240     538,919       655,159     427,857          12/20/84    300
Wilkesboro  NC    183,050     406,562      None      None     183,050     406,562       589,612     238,114          07/24/87    300
Winston-
 Salem      NC    353,239     656,427      None      None     353,239     656,427     1,009,666      36,098          08/31/01    300
Keene       NH    253,769     310,470      None      None     253,769     310,470       564,239      12,935          12/19/01    300
Laconia     NH    330,520     467,594      None      None     330,520     467,594       798,114      19,481          12/19/01    300
Manchester  NH    266,337     486,676      None      None     266,337     486,676       753,013      20,277          12/19/01    300
North ConwayNH    473,031     607,020      None      None     473,031     607,020     1,080,051      25,291          12/19/01    300
Rochester   NH    262,059     695,771      None      None     262,059     695,771       957,830      28,989          12/19/01    300
Bloomfield  NJ    556,520     260,498      None      None     556,520     260,498       817,018      10,852          12/19/01    300
Bricktown   NJ    297,264     243,581      None      None     297,264     243,581       540,845      10,148          12/19/01    300
Fairlawn    NJ    341,922     198,320      None      None     341,922     198,320       540,242       8,262          12/19/01    300
HackettstownNJ    307,186     525,142      None      None     307,186     525,142       832,328      21,879          12/19/01    300
Hillsdale   NJ    398,221     204,106      None      None     398,221     204,106       602,327       8,503          12/19/01    300
Midland ParkNJ    476,002     254,594      None      None     476,002     254,594       730,596      10,606          12/19/01    300
Morris
 Plains     NJ    366,982     188,123      None      None     366,982     188,123       555,105       7,837          12/19/01    300
Amherst     NY    935,355     896,819     5,342    61,914     935,355     964,075     1,899,430     268,425          05/31/95    300
Carmel      NY    266,619     707,819      None      None     266,619     707,819       974,438      29,491          12/19/01    300
Fulton      NY    294,009     653,006      None     2,095     294,009     655,101       949,110     371,705          12/24/87    300
Glenville   NY    156,724     246,502      None      None     156,724     246,502       403,226      10,269          12/19/01    300
Middletown  NY    242,459     796,905      None      None     242,459     796,905     1,039,364      33,203          12/19/01    300
Mt. Kisco   NY    164,973     385,189      None      None     164,973     385,189       550,162      16,048          12/19/01    300
Watertown   NY    139,199     645,355      None      None     139,199     645,355       784,554     457,831          08/18/86    300
Akron       OH    723,347          17      None        67     723,347          84       723,431           3          12/22/94    300
Stow        OH    317,546     712,455      None     1,904     317,546     714,359     1,031,905     405,717          12/31/87    300
Troy        OH    130,540     605,238      None     2,080     130,540     607,318       737,858     421,944          12/05/86    300
Wilmington  OH    119,320     553,217      None     1,404     119,320     554,621       673,941     384,399          12/31/86    300
Broken ArrowOK    245,000     369,002      None      None     245,000     369,002       614,002      74,413          12/12/97    300
Idabel      OK    214,244     398,545      None      None     214,244     398,545       612,789      21,911          08/31/01    300
Norman      OK    734,335          --      None      None     734,335          --       734,335          -- 09/29/95 06/05/95    300
Oklahoma
 City       OK    759,826          --      None      None     759,826          --       759,826          --          07/06/95    300
Owasso      OK    327,043     607,645      None      None     327,043     607,645       934,688      33,417          08/31/01    300
Tulsa       OK    295,993     549,981      None      None     295,993     549,981       845,974      30,245          08/31/01    300
Corvallis   OR    152,250     338,153      None        81     152,250     338,234       490,484     197,002          08/12/87    300
Hermiston   OR     85,560     396,675      None      None      85,560     396,675       482,235     314,926          12/18/84    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Restaurants
-----------
Lake Oswego OR    175,899     815,508      None         3     175,899     815,511       991,410     667,036          05/16/84    300
Milwaukie   OR    179,174     830,689      None         3     179,174     830,692     1,009,866     681,153          05/08/84    300
Salem       OR    198,540     440,964      None         3     198,540     440,967       639,507     226,738          05/23/89    300
Connells-
 ville      PA    264,670     587,843      None     1,334     264,670     589,177       853,847     342,522          08/17/87    300
Gettysburg  PA    289,040     809,676      None      None     289,040     809,676     1,098,716      33,735          12/19/01    300
Lancaster   PA    170,304     413,960      None      None     170,304     413,960       584,264      17,247          12/19/01    300
Lancaster   PA    276,251     460,784      None      None     276,251     460,784       737,035      19,198          12/19/01    300
Lansdale    PA    255,864     256,229      None      None     255,864     256,229       512,093      10,675          12/19/01    300
Warminster  PA    294,111     343,494      None      None     294,111     343,494       637,605      14,311          12/19/01    300
Waynesburg  PA    222,285     493,704      None     1,268     222,285     494,972       717,257     287,622          08/17/87    300
Westerly    RI    485,230     569,890      None      None     485,230     569,890     1,055,120      23,744          12/19/01    300
Brownsville TN    289,379     538,081      None      None     289,379     538,081       827,460      29,586          08/31/01    300
Memphis     TN    405,274   1,060,680      None    25,185     405,274   1,085,865     1,491,139     318,745 06/30/95 03/17/95    300
Millington  TN    285,613     530,630      None      None     285,613     530,630       816,243      29,182          08/31/01    300
Ripley      TN    231,552     430,232      None      None     231,552     430,232       661,784      23,660          08/31/01    300
Allen       TX    165,000     306,771      None      None     165,000     306,771       471,771      42,437 07/09/99 05/28/99    300
Bedford     TX    919,303      98,231      None      None     919,303      98,231     1,017,534      98,231          12/27/94    300
Brownwood   TX    288,225     640,160      None     1,665     288,225     641,825       930,050     364,961          12/28/87    300
Crockett    TX     90,780     420,880      None      None      90,780     420,880       511,660     310,703          12/17/85    300
Dallas      TX    242,025     479,170      None      None     242,025     479,170       721,195     212,740          06/25/91    300
Dallas      TX    742,507          --      None      None     742,507          --       742,507          --          04/13/95    300
El Campo    TX     98,060     454,631      None      None      98,060     454,631       552,691     337,238          11/25/85    300
Ennis       TX    173,250     384,793      None      None     173,250     384,793       558,043     219,425          12/28/87    300
Fort Worth  TX    223,195     492,067      None      None     223,195     492,067       715,262     228,259          06/26/91    300
Ft. Worth   TX    423,281     382,059      None      None     423,281     382,059       805,340     120,349          02/10/95    300
Gainesville TX     89,220     413,644      None      None      89,220     413,644       502,864     328,398          12/18/84    300
Hillsboro   TX     75,992     352,316      None       156      75,992     352,472       428,464     285,780          08/01/84    300
Houston     TX    194,994     386,056      None      None     194,994     386,056       581,050     171,400          06/25/91    300
Houston     TX    184,175     364,636      None      None     184,175     364,636       548,811     161,890          06/25/91    300
Killeen     TX    262,500     583,014      None    14,398     262,500     597,412       859,912     350,748          05/29/87    300
Lufkin      TX    105,904     490,998      None      None     105,904     490,998       596,902     367,018          10/08/85    300
Mesquite    TX    134,940     625,612      None      None     134,940     625,612       760,552     455,121          03/20/86    300
Mesquite    TX    729,596     120,820      None      None     729,596     120,820       850,416     120,820          12/23/94    300
Mexia       TX     93,620     434,046      None      None      93,620     434,046       527,666     320,423          12/18/85    300
New
 Braunfels  TX    185,500     411,997      None       191     185,500     412,188       597,688     246,415          03/26/87    300
Orange      TX     93,560     433,768      None      None      93,560     433,768       527,328     321,163          12/10/85    300
Plainview   TX    125,000     350,767      None      None     125,000     350,767       475,767     350,767          01/24/84    180
Plano       TX    841,775   1,564,044      None      None     841,775   1,564,044     2,405,819      33,888          06/27/02    300
Porter      TX    227,067     333,031      None      None     227,067     333,031       560,098     104,905          02/09/95    300
Rowlett     TX    126,933     585,986      None      None     126,933     585,986       712,919     440,056          09/06/85    300
Santa Fe    TX    304,414     623,331      None      None     304,414     623,331       927,745     119,414          03/23/98    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Restaurants
-----------
Sealy       TX    197,871     391,753      None      None     197,871     391,753       589,624     173,929          06/25/91    300
Stafford    TX    214,024     423,733      None      None     214,024     423,733       637,757     188,127          06/26/91    300
Temple      TX    302,505     291,414      None      None     302,505     291,414       593,919      91,795          02/09/95    300
Texarkana   TX    311,263     578,266      None      None     311,263     578,266       889,529      31,802          08/31/01    300
Vidor       TX     90,618     420,124      None      None      90,618     420,124       510,742     340,780          08/01/84    300
Waxahachie  TX    326,935     726,137      None       156     326,935     726,293     1,053,228     414,028          12/29/87    300
Cedar City  UT    130,000     296,544      None     1,708     130,000     298,252       428,252     296,544          08/04/83    180
Orem        UT    516,129   1,004,608      None       264     516,129   1,004,872     1,521,001     282,965          12/13/95    300
Sandy       UT    635,945     884,792      None       148     635,945     884,940     1,520,885     249,217          12/22/95    300
Colonial
 Heights    VA    350,000     425,146      None      None     350,000     425,146       775,146         709          12/26/02    300
Bennington  VT    118,823     673,551      None      None     118,823     673,551       792,374      28,063          12/19/01    300
Auburn      WA    301,595     669,851      None     1,675     301,595     671,526       973,121     381,977          12/16/87    300
Oak Harbor  WA    275,940     612,874      None     1,927     275,940     614,801       890,741     358,945          07/16/87    300
Spokane     WA    479,531     646,719      None      None     479,531     646,719     1,126,250     123,902          03/27/98    300
Tacoma      WA    198,857     921,947      None     1,860     198,857     923,807     1,122,664     754,291          05/29/84    300
Grafton     WI    149,778     332,664      None      None     149,778     332,664       482,442     191,749          10/29/87    300
Shawano     WI    205,730     456,932      None       573     205,730     457,505       663,235     260,550          12/17/87    300
Sturgeon BayWI    214,865     477,221      None     1,535     214,865     478,756       693,621     272,131          12/01/87    300
Oak Hill    WV     85,860     398,069      None      None      85,860     398,069       483,929     316,034          12/28/84    300
Laramie     WY    210,000     466,417      None      None     210,000     466,417       676,417     226,662          03/12/90    300
Riverton    WY    216,685     481,267      None     1,594     216,685     482,861       699,546     274,438          12/01/87    300
Sheridan    WY    117,160     543,184      None      None     117,160     543,184       660,344     400,990          12/31/85    300

Shoe Stores
-----------
Little Rock AR  1,079,232   2,594,956      None      None   1,079,232   2,594,956     3,674,188     462,767          07/21/98    300
Maplewood   MN    785,023   2,715,629      None     2,210     785,023   2,717,839     3,502,862     402,813          04/02/99    300
Houston     TX  1,096,376   2,300,690      None      None   1,096,376   2,300,690     3,397,066     486,895          09/05/97    300
Mesquite    TX  1,049,287   1,949,085      None      None   1,049,287   1,949,085     2,998,372      61,717          03/28/02    300
Midland     TX    544,075   1,322,431      None      None     544,075   1,322,431     1,866,506     257,761          02/02/98    300

Sporting Goods
--------------
Anchorage   AK  1,486,000   5,045,244      None      None   1,486,000   5,045,244     6,531,244     243,845          10/17/01    300
Fresno      CA  1,650,000   3,321,244      None      None   1,650,000   3,321,244     4,971,244     160,518          10/17/01    300
Fort Meyers FL  1,695,000   2,025,554      None      None   1,695,000   2,025,554     3,720,554      97,898          10/17/01    300
Gainesville FL  1,296,000   2,234,554      None      None   1,296,000   2,234,554     3,530,554     108,000          10/17/01    300
Melbourne   FL    994,000   4,076,554      None      None     994,000   4,076,554     5,070,554     197,030          10/17/01    300
Orlando     FL  1,197,000   2,573,554      None      None   1,197,000   2,573,554     3,770,554     124,385          10/17/01    300
Geneva      IL  2,082,000   1,838,888      None      None   2,082,000   1,838,888     3,920,888      88,874          10/17/01    300
Bowie       MD  2,084,000   3,046,888      None      None   2,084,000   3,046,888     5,130,888     147,260          10/17/01    300
Mechanics-
 burg       PA  2,101,415   3,902,912      None      None   2,101,415   3,902,912     6,004,327     175,630          11/08/01    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Sporting Goods
--------------
El Paso     TX    700,000   2,501,244      None      None     700,000   2,501,244     3,201,244     120,885          10/17/01    300
Fredericks-
 burg       VA  1,941,000   2,979,888      None      None   1,941,000   2,979,888     4,920,888     144,022          10/17/01    300

Theaters
--------
Fairbanks   AK  2,586,879       9,575      None      None   2,586,879       9,575     2,596,454         782          09/27/00    300
Huntsville  AL  2,810,868      14,308      None      None   2,810,868      14,308     2,825,176       1,168          09/27/00    300
Naples      FL  2,618,441   8,979,199      None      None   2,618,441   8,979,199    11,597,640     823,073          09/27/00    300
Chamblee    GA  4,329,404      14,942      None      None   4,329,404      14,942     4,344,346       1,032          09/27/00    300
Akron       OH  1,511,018       1,386      None      None   1,511,018       1,386     1,512,404         113          09/27/00    300
Columbus    OH  2,103,351   5,160,800      None      None   2,103,351   5,160,800     7,264,151      25,796          11/01/02    300
Hillsboro   OR  4,915,032      16,377      None      None   4,915,032      16,377     4,931,409       1,337          09/27/00    300
Portland    OR  2,793,001       9,942      None      None   2,793,001       9,942     2,802,943         812          09/27/00    300
Glen Allen  VA  1,314,065   9,748,457      None      None   1,314,065   9,748,457    11,062,522     893,572          09/27/00    300
Sterling    VA  4,546,305      33,325      None      None   4,546,305      33,325     4,579,630       2,160          09/27/00    300
Marysville  WA  1,988,142          --      None      None   1,988,142          --     1,988,142          --          07/27/00    300

Video Rental
------------
Birmingham  AL    392,795     865,115      None      None     392,795      65,115     1,257,910     183,057          09/30/97    300
Southington CT    399,562   1,009,125      None      None     399,562   1,009,125     1,408,687     163,146          12/29/98    300
Port St.
 Lucie      FL    612,695     701,759      None      None     612,695     701,759     1,314,454     111,289 12/09/98 09/08/98    300
Tampa       FL    401,874     933,768      None      None     401,874     933,768     1,335,642     188,308          12/23/97    300
Atlanta     GA    652,551     763,360      None      None     652,551     763,360     1,415,911     123,430          12/18/98    300
Brunswick   GA    290,369     788,880      None      None     290,369     788,880     1,079,249     159,085          12/31/97    300
Norcross    GA    431,284     724,037      None      None     431,284     724,037     1,155,321     150,777          10/01/97    300
Plainfield  IN    453,645     908,485      None      None     453,645     908,485     1,362,130     180,068          01/30/98    300
Topeka      KS    285,802     966,286      None      None     285,802     966,286     1,252,088     194,866          12/19/97    300
Wichita     KS    289,714     797,856      None      None     289,714     797,856     1,087,570     131,661          11/23/98    300
Winchester  KY    355,474     929,177      None      None     355,474     929,177     1,284,651     168,797          06/30/98    300
Warren      MI    356,348     903,351      None      None     356,348     903,351     1,259,699     179,057          01/09/98    300
Centerville OH    601,408     758,192      None      None     601,408     758,192     1,359,600     137,735          06/30/98    300
Dayton      OH    401,723     698,872      None      None     401,723     698,872     1,100,595     126,960          06/29/98    300
Forest Park OH    328,187     921,232      None      None     328,187     921,232     1,249,419     188,835          11/14/97    300
Franklin    OH    337,572     777,943      None      None     337,572     777,943     1,115,515     156,808          12/30/97    300
Springboro  OH    261,916     897,489      None      None     261,916     897,489     1,159,405     154,077          09/21/98    300
Tulsa       OK    318,441   1,004,663      None      None     318,441   1,004,663     1,323,104     212,595          09/26/97    300
Bartlett    TN    420,000     674,437      None       750     420,000     675,187     1,095,187      96,071 05/12/99 02/23/99    300
Clarksville TN    499,885     840,869      None      None     499,885     840,869     1,340,754     141,554          10/02/98    300
Columbia    TN    466,469     716,723      None      None     466,469     716,723     1,183,192     151,650          09/26/97    300
Henderson-
 ville      TN    333,677     938,592      None      None     333,677     938,592     1,272,269     189,281          12/10/97    300
Jackson     TN    381,076     857,261      None      None     381,076     857,261     1,238,337     181,407          09/26/97    300

                                                                                                                             Life on
                                         Cost Capitalized      Gross Amount at Which Carried                                   which
                        Initital Cost       Subsequent              at Close of Period                                        depre-
                         to Company       to Acquisition           (Notes 2, 3 and 5)                                        ciation
                         -------------  -----------------   ---------------------------------                                     in
                                                                                                                              latest
                            Buildings,                                 Buildings,                                             Income
                             Improve-                                    Improve-                                             State-
                                ments                                       ments                   Accumu-                  ment is
                                  and                                        and                     lated  Date of             Com-
                               Acqui-                                      Acqui-                    Depre-    Con-            puted
Description                    sition   Improve- Carrying                  sition                   ciation  struc-    Date      (in
(Note 1)             Land        Fees     ments     Costs        Land        Fees         Total    (Note 4)    tion Acquired Months)
------------------------------------------------------------------------------------------------------------------------------------
Video Rental
------------
Memphis     TN    381,265     900,580      None      None     381,265     900,580     1,281,845     172,550          03/31/98    300
MurfreesboroTN    406,056     886,293      None      None     406,056     886,293     1,292,349     187,543          09/26/97    300
MurfreesboroTN    385,437     782,396      None      None     385,437     782,396     1,167,833     118,635          03/11/99    300
Smyrna      TN    302,372     836,214      None      None     302,372     836,214     1,138,586     176,951          09/02/97    300
Austin      TX    407,910     885,113      None      None     407,910     885,113     1,293,023     178,495          12/01/97    300
Beaumont    TX    293,919     832,154      None      None     293,919     832,154     1,126,073     176,093          09/05/97    300
Hurst       TX    373,084     871,163      None      None     373,084     871,163     1,244,247     155,357          07/29/98    300
Lubbock     TX    266,805     857,492      None      None     266,805     857,492     1,124,297     184,294          08/29/97    300
Woodway     TX    372,487     835,198      None      None     372,487     835,198     1,207,685     168,432          12/16/97    300
Hampton     VA    373,499     836,071      None      None     373,499     836,071     1,209,570     168,605          12/19/97    300
Virginia
 Beach      VA    551,588     797,260      None      None     551,588     797,260     1,348,848     155,368          02/23/98    300

Other
-----
Escondido   CA         --          --    13,900      None          --      13,900        13,900       1,830          08/01/92    N/A
Fresno      CA    428,900   3,434,562      None     8,512     428,900   3,443,074     3,871,974   3,434,562          10/29/82    180
San Diego   CA  3,745,000   8,885,351    74,694    29,094   3,745,000   8,989,139    12,734,139   6,400,764 03/08/86 03/25/86    300
San Diego   CA  2,485,160   8,697,822    64,255    35,957   2,485,160   8,798,034    11,283,194   5,264,433 01/23/89 09/19/86    300
San Diego   CA  5,797,411  15,473,497   128,570    52,155   5,797,411  15,654,222    21,451,633   8,849,284 01/20/89 08/05/87    300
Deerfield
 Beach      FL    475,000     869,092      None    20,982     475,000     890,074     1,365,074     136,906          01/29/99    300
Venice      FL    259,686     362,562     4,535      None     259,686     367,097       626,783      89,168          11/26/96    300
Humble      TX    106,000     545,518    18,061     9,953     106,000     573,532       679,532     472,479          03/25/86    300
Crest Net Lease 1,982,725   2,641,997      None      None   1,982,725   2,641,997     4,624,722          --                      N/A
Miscellaneous
 Investments           --     398,245      None    87,190          --     485,435       485,435     347,086                  Various
              ----------- ----------- --------- --------- ----------- ----------- ------------- -----------

              470,574,659 820,533,854 1,316,512 1,038,286 470,574,659 822,888,652 1,293,463,311 255,289,362
              =========== =========== ========= ========= =========== =========== ============= ===========

     REALTY INCOME CORPORATION AND SUBSIDIARIES
     SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

Note 1.  One thousand one hundred ninety-two of the properties are single unit retail outlets.  One property located in Sheboygan,
         WI, one property located in Humble, TX and three other properties located in San Diego, CA are multi-tenant commercial properties.  All properties were acquired on an all cash basis except one; no encumbrances were outstanding for the periods presented.

Note 2.  The aggregate cost for federal income tax purposes is $1,222,869,499.
Note 3.  The following is a reconciliation of total real estate carrying value for the years ended December 31:

                                                                                               2002        2001          2000
                                                                                        -----------------------------------------
         Balance at Beginning of Period                                                 1,202,756,116 1,111,481,809 1,062,479,130

               Additions During Period:
                     Acquisitions                                                         139,432,916   156,471,835    98,558,750
                     Equipment                                                                     --            --            --
                     Improvements, Etc.                                                       641,553       547,000        90,502
                     Other (Leasing Costs)                                                    376,818       401,000       307,556
         ------------------------------------------------------------------------------------------------------------------------

                    Total Additions                                                       140,451,287   157,419,835    98,956,808
         ------------------------------------------------------------------------------------------------------------------------

              Deductions During Period:
                    Cost of Real Estate Sold                                               48,262,111    64,305,657    49,850,903
                    Cost of Equipment Sold                                                     57,500        18,000            --
                    Other (Fully Amortized Commissions)                                       104,481       371,871       103,226
                    Other (Provision for Impairment Losses)                                 1,320,000     1,450,000            --
         ------------------------------------------------------------------------------------------------------------------------

                    Total Deductions                                                       49,744,092    66,145,528    49,954,129
         ------------------------------------------------------------------------------------------------------------------------

         Balance at Close of Period                                                     1,293,463,311 1,202,756,116 1,111,481,809
         ========================================================================================================================

Note 4.  The following is a reconciliation of accumulated depreciation for the years ended:

         Balance at Beginning of Period                                                   235,086,623   217,204,145   195,386,310

               Additions During Period - Provision for Depreciation                        30,977,786    27,974,195    27,845,368

               Deductions During Period:
                    Accumulated Depreciation of Real Estate and Equipment Sold             10,670,566     9,719,846     5,924,307
                    Other (Fully Amortized Commissions)                                       104,481       371,871       103,226
         ------------------------------------------------------------------------------------------------------------------------

         Balance at Close of Period                                                       255,289,362   235,086,623   217,204,145
         ========================================================================================================================


Note 5.  In 2002, a provision for impairment loss was recorded on five properties which became held for sale.  In 2001, A provision for impairment loss was recorded on six properties.  No provision for impairment loss was recorded in 2000.

                               SEE ACCOMPANYING INDEPENDENT AUDITORS' REPORT