Form 10-Q
period 2003-03-31
REALTY INCOME CORP
filed 2003-05-08
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003, or

☐  Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER 1-13374

REALTY INCOME CORPORATION

(Exact name of registrant as specified in its charter)

Maryland

(State or other jurisdiction of incorporation or organization)

33-0580106

(I.R.S. Employer Identification No.)

220 West Crest Street, Escondido, California  92025

(Address of principal executive offices)

(760) 741-2111

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

There were 35,012,684 shares of common stock outstanding as of May 7, 2003.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

REALTY INCOME CORPORATION

Form 10-Q
March 31, 2003

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements
The company
Recent developments
Liquidity and capital resources
Results of operations
Funds from operations
FFO generated by Crest Net Lease
Property portfolio information
Impact of inflation

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Item 4:	Controls and Procedures

PART II. OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K

SIGNATURE

OFFICER CERTIFICATIONS

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

Consolidated Balance
Sheets

March 31, 2003 and December 31, 2002

(dollars in thousands, except per share data)

	2003	2002
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$478,657	$467,488
Buildings and improvements	835,581	818,412
	1,314,238	1,285,900
Less accumulated depreciation and amortization	(261,535)	(254,250)
Net real estate held for investment	1,052,703	1,031,650
Real estate held for sale, net	4,880	6,528
Net real estate	1,057,583	1,038,178
Cash and cash equivalents	3,606	8,921
Accounts receivable	3,343	4,408
Goodwill, net	17,206	17,206
Other assets	12,188	11,517
Total assets	$1,093,926	$1,080,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$6,869	$6,801
Accounts payable and accrued expenses	7,715	5,047
Other liabilities	5,798	6,227
Line of credit payable	24,800	109,700
Notes payable	330,000	230,000
Total liabilities	375,182	357,775

Commitments and contingencies
Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000 shares authorized, 4,125,700 shares issued and outstanding	99,368	99,368
Common stock and paid in capital, par value $1.00 per share, 100,000,000 shares authorized, 35,000,584 and 34,874,827 shares issued and outstanding in 2003 and 2002, respectively	857,020	855,818
Distributions in excess of net income	(237,644)	(232,731)
Total stockholders’ equity	718,744	722,455
Total liabilities and stockholders’ equity	$1,093,926	$1,080,230

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

For the three months ended March 31, 2003 and 2002

(dollars in thousands, except per share data)

(unaudited)

	2003	2002

REVENUE
Rental	$35,295	$32,842
Gain on sales of real estate acquired for resale	276	365
Interest and other	111	31
	35,682	33,238

EXPENSES
Interest	5,964	5,605
Depreciation and amortization	8,073	7,321
General and administrative	2,747	2,389
Property	690	616
Income taxes	166	288
	17,640	16,219
Income from operations	18,042	17,019
Gain on sales of investment properties	—	340
Income from continuing operations	18,042	17,359
Income (loss) from discontinued operations	(8)	935

Net income	18,034	18,294
Preferred stock dividends	(2,428)	(2,428)
Net income available to common stockholders	$15,606	$15,866

Basic and diluted income from continuing operations per common share	$0.45	$0.45
Basic and diluted net income per common share	$0.45	$0.48

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the three months ended March 31, 2003 and 2002

(dollars in thousands)

(unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,034	$18,294
Adjustments to net income:
Depreciation and amortization	8,073	7,321
(Income) loss from discontinued operations	8	(935)
Cash from discontinued operations	346	504
Investment in real estate acquired for resale	(1,226)	(3,380)
Proceeds from sales of real estate acquired for resale	2,747	2,744
Gain on sales of real estate acquired for resale	(276)	(365)
Gain on sales of investment properties	—	(340)
Amortization of deferred stock compensation	221	131
Change in assets and liabilities:
Accounts receivable and other assets	1,686	1,947
Accounts payable, accrued expenses and other liabilities	1,378	1,148
Net cash provided by operating activities	30,991	27,069

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties:
From continuing operations	—	1,198
From discontinued operations	2,441	2,174
Acquisition of and additions to investment properties	(30,566)	(8,424)
Net cash used in investing activities	(28,125)	(5,052)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	49,100	34,700
Payments under lines of credit	(134,000)	(46,400)
Proceeds from notes issued, net of costs of $1,299	98,701	—
Distributions to common stockholders	(20,450)	(18,820)
Distributions to preferred stockholders	(2,428)	(819)
Proceeds from stock offerings, net of offering costs of $41 in 2003 and $92 in 2002	(41)	8,173
Proceeds from other common stock issuances	937	2,412
Net cash used in financing activities	(8,181)	(20,754)
Net increase (decrease) in cash and cash equivalents	(5,315)	1,263
Cash and cash equivalents, beginning of period	8,921	2,467
Cash and cash equivalents, end of period	$3,606	$3,730

For supplemental disclosures, see note 10.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003

(Unaudited)

1.                   Management Statement

The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we” or “our”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Certain of the 2002 balances have been reclassified to conform to the 2003 presentation.  Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 2002, which are included in our 2002 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.                   Note Offering

In March 2003, we issued $100 million of 5-3/8% senior unsecured notes due 2013 (the “2013 Notes”).  The notes were sold at 99.509% of par.  The proceeds from this offering were used to repay borrowings under our unsecured acquisition credit facility.  Interest on the 2013 Notes is paid semiannually.

3.                   Retail Properties Acquired by Realty Income

During the first three months of 2003, we invested $33.1 million in 42 new retail properties and properties under development with an initial weighted average contractual lease rate of 10.9%.  These 42 properties are located in nine states, will contain approximately 104,600 leasable square feet and are 100% leased, with an average initial lease term of 20.3 years.

During the first three months of 2002, we invested $7.8 million in three new retail properties and properties under development with an initial weighted average contractual lease rate of 11.1%.  These three properties are located in three states, contain approximately 44,300 leasable square feet and are 100% leased, with an average initial lease term of 16.1 years.

4.                   Gain on Sales of Investment Properties

During the first quarter of 2003, we sold four investment properties and three excess land parcels (from three properties) for $4.2 million and recognized a gain of $166,000.  This gain is included in discontinued operations.

During the first quarter of 2002, we sold six investment properties for $3.4 million and recognized a gain of $1.1 million.  Of this gain, $774,000 is included in discontinued operations.

5.                   Retail Properties Acquired by Crest Net Lease, Inc.

A.  During the first three months of 2003, Crest Net Lease, Inc. (“Crest Net”) invested $1.3 million in one new retail property and properties under development. The new retail property contains approximately 3,800 leasable square feet and is leased with an initial lease term of 20 years.

During the first three months of 2002, Crest Net invested $2.9 million in two new retail properties and properties under development.

B.  At March 31, 2003 and December 31, 2002, investments in properties owned by Crest Net totaled $3.4 million and $4.6 million, respectively, and are included in real estate held for sale, net, on our consolidated balance sheets.

6.                   Gain on Sales of Real Estate Acquired for Resale

During the first quarter of 2003, Crest Net sold two properties for $2.7 million and Realty Income recognized a gain of $276,000 on the sale of these properties.

During the first quarter of 2002, Crest Net sold three properties for $2.7 million and Realty Income recognized a gain of $365,000 on the sale of these properties.

7.                   Discontinued Operations

The operations of four properties listed as held for sale at March 31, 2003, plus properties sold prior to March 31, 2003, were reported as discontinued operations.  The following is a summary of our discontinued operations (dollars in thousands):

For the three months ended March 31,	2003	2002
Rental revenue	$348	$556
Interest and other revenue	5	—
Gain on sales of investment properties	166	774
Depreciation and amortization	(20)	(183)
Property expenses	(7)	(52)
Provisions for impairment loss	(500)	(160)
Income (loss) from discontinued operations	$(8)	$935

Basic and diluted income (loss) from discontinued operations per common share	—	$0.03

8.                   Distributions Paid and Payable

A.  We pay monthly distributions to our common stockholders.  The following is a summary of the monthly cash distributions per common share during the three months ended March 31, 2003 and 2002.  At March 31, 2003, a distribution of $0.19625 per common share was declared (and was paid on April 15, 2003).

Month	2003	2002
January	$0.195	$0.190
February	0.195	0.190
March	0.195	0.190
Total	$0.585	$0.570

B.  In May 1999, we issued 2,760,000 shares of 9-3/8% Class B cumulative redeemable preferred stock (the “Class B Preferred”), of which 2,745,700 shares were outstanding during the first three months of 2003 and 2002.  Beginning May 25, 2004, the Class B Preferred shares are redeemable at our option for $25.00 per share.  Dividends on the Class B Preferred are paid quarterly in arrears.  During each of the first quarters of 2003 and 2002, we paid a quarterly dividend to holders of our Class B Preferred of $0.5859 per share, totaling $1.6 million for the first three months of 2003 and 2002.  The 2002 first quarter dividend was paid on April 1, 2002.

C.  In July 1999, we issued 1,380,000 shares of 9-1/2% Class C cumulative redeemable preferred stock (the “Class C Preferred”), all of which were outstanding during the first three months of 2003 and 2002.  Beginning July 30, 2004, the Class C Preferred shares are redeemable at our option for $25.00 per share.  Dividends on the Class C Preferred are paid monthly in arrears.  During each of the first three months of 2003 and 2002, we paid three monthly dividends to holders of our Class C Preferred of $0.1979 per share totaling $819,000.

9.                   Net Income per Common Share

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

For the three months ended March 31,	2003	2002
Weighted average shares used for the basic net income per share computation	34,964,864	33,044,470
Incremental shares from the assumed exercise of stock options	41,121	47,277
Adjusted weighted average shares used for diluted net income Per share computation	35,005,985	33,091,747

For the three months ended March 31, 2003 and 2002, no stock options were anti-dilutive.

10.            Supplemental Disclosures of Cash Flow Information

Interest paid during the first three months of 2003 and 2002 was $3.6 million and $3.4 million, respectively.  Interest capitalized to properties under development was $125,000 in the first quarter of 2003 and $176,000 in the first quarter of 2002.

Income taxes paid by Realty Income and Crest Net in the first quarter of 2003 and 2002 totaled $230,000 and $484,000, respectively.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements (dollars in thousands):

A.  Restricted stock grants resulted in the following:

	2003	2002
Common stock and paid in capital	$2,883	$2,726
Common stock and paid in capital, deferred stock compensation	$(2,883)	$(2,726)

B.             In 2003, we exchanged excess land parcels from three different properties leased by one of our tenants for land (with improvements) owned by that same tenant.  The land exchanged and received was valued at $1.7 million.

C.             In 2003, we recorded a receivable from one of our former tenants which resulted in the following:

Accounts receivable	$468
Rental revenue	$283
Income from discontinued operations	$185

D.            In 2003, accrued costs on properties under development resulted in the following:

Buildings	$862
Other liabilities	$862

11.            Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis.  For financial reporting purposes, we have grouped our tenants into 12 reportable industry segments, except for properties owned by Crest Net that are grouped together and included in “other non-reportable segments.”  All of the properties are incorporated into one of the applicable segments.  Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of March 31, 2003 (dollars in thousands):

Revenue for the three months ended March 31,	2003	2002
Segment rental revenue:
Automotive parts	$2,581	$2,778
Automotive service	2,880	1,736
Child care	6,709	6,892
Consumer electronics	1,171	1,140
Convenience stores	3,803	2,558
Entertainment	965	632
Health and fitness	1,401	1,248
Home furnishings	1,846	1,723
Restaurants	4,379	4,428
Sporting goods	1,403	1,396
Theaters	1,499	1,302
Video rental	1,179	1,120
Other non-reportable segments(1)	5,479	5,889
Reconciling items:
Gain on sales of real estate acquired for resale	276	365
Interest and other	111	31
Total revenue	$35,682	$33,238

(1)  Consolidates 13 retail industry segments and properties owned by Crest Net.

Assets

As of:	March 31, 2003	December 31, 2002
Segment real estate, net of depreciation and amortization:
Automotive parts	$72,308	$72,831
Automotive service	89,585	87,436
Child care	131,638	133,612
Consumer electronics	34,699	34,950
Convenience stores	148,423	124,394
Entertainment	38,847	38,850
Health and fitness	51,845	51,202
Home furnishings	60,750	61,201
Restaurants	122,819	123,233
Sporting goods	48,829	49,165
Theaters	53,516	53,755
Video rental	36,285	36,572
Other non-reportable segments(1)	168,039	170,977
Total net real estate	1,057,583	1,038,178
Non-real estate assets	36,343	42,052
Total assets	$1,093,926	$1,080,230

(1)  Consolidates 13 retail industry segments and properties owned by Crest Net.

12.            Stock Option Plan

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

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair based method had been applied to all outstanding and unvested awards (dollars in thousands, except per share amounts):

For the three months ended March 31,	2003	2002
Net income available to common stockholders, as reported	$15,606	$15,866
Add: Stock option-based compensation expense included in reported net income	3	—
Deduct: Total stock option-based compensation expense determined under fair value method for all awards, net of related tax effects	(7)	(26)
Pro forma net income available to common stockholders	$15,602	$15,840
Earnings per common share:
As reported – basic and diluted	$0.45	$0.48
Pro forma – basic and diluted	$0.45	$0.48

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  When used in this quarterly report, the words estimated, anticipated and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

•                  Our anticipated growth strategies;

•                  Our intention to acquire additional properties and the timing of these acquisitions;

•                  Our intention to sell properties and the timing of these dispositions;

•                  Our intention to re-lease vacant properties;

•                  Anticipated trends in our business, including trends in the market for long-term net leases of freestanding, single-tenant retail properties;

•                  Future expenditures for development projects; and

•                  Profitability of our subsidiary, Crest Net Lease, Inc.

Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements.  In particular, some of the factors that could cause actual results to differ materially are:

•                  Our continued qualification as a real estate investment trust;

•                  General business and economic conditions;

•                  Competition;

•                  Interest rates;

•                  Accessibility of debt and equity capital markets;

•                  Other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments;

•                  Changes in the tax laws of the United States of America: and

•                  Acts of terrorism and war.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

THE COMPANY

Realty Income Corporation, The Monthly Dividend Company ®, a Maryland corporation was organized to operate as an equity real estate investment trust, commonly referred to as a REIT.  Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO, per share.  Over the past 34 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term (primarily 15- to 20-year) lease agreements.  The monthly distributions are supported by the cash flow from our portfolio of retail properties leased to regional and national retail chains.

We are a fully integrated, self-administered real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise.  We seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties.  Our portfolio management focus includes:

•                  Contractual rent increases on existing leases;

•                  Rent increases at the termination of existing leases when market conditions permit; and

•                  The active management of our property portfolio, including re-leasing of vacant properties and selective sales of properties.

Our acquisition of additional properties adheres to a focused strategy of primarily acquiring properties that are:

•                  Freestanding, single-tenant, retail locations;

•                  Leased to regional and national retail chains; and

•                  Under long-term, net-lease agreements.

As of March 31, 2003, we owned a diversified portfolio:

•                  Of 1,235 retail properties;

•                  With an occupancy rate of 97.9%, or 1,209 properties occupied of the 1,235 properties in the portfolio;

•                  Leased to 80 different retail chains;

•                  Doing business in 25 separate retail industries;

•                  Located in 48 states;

•                  With approximately 10.1 million square feet of leasable space; and

•                  With an average leasable retail space of 8,200 square feet.

Of the 1,235 properties in the portfolio, 1,230, or 99.6%, are single-tenant retail properties with the remaining five being multi-tenant properties.  As of March 31, 2003, 1,204, or 97.9%, of the 1,230 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.0 years.

In addition to our real estate portfolio, at March 31, 2003, investments in three properties owned by our subsidiary, Crest Net Lease, Inc. totaled $3.4 million.  These properties are held for sale.

We typically acquire retail store locations leased under long-term leases from retail chain store operators. These transactions provide capital to the operators for continued expansion and other corporate purposes.  Our acquisition and investment activities are concentrated in well-defined target markets and generally focus on middle-market retailers providing goods and services that satisfy basic consumer needs.

Our net-lease agreements generally:

•                  Are for initial terms of 15 to 20 years;

•                  Require the tenant to pay minimum monthly rents and property operating expenses (taxes, insurance and maintenance); and

•                  Provide for future rent increases (typically subject to ceilings) based on increases in the consumer price index, fixed increases, or additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

We believe that the long-term ownership of an actively managed, diversified portfolio of retail properties, under long-term, net-lease agreements, produces consistent, predictable income.  Under a net-lease agreement, the tenant agrees to pay monthly rent and property operating expenses (taxes, maintenance and insurance) plus, typically, future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenants’ gross sales above a specified level.  We believe that long-term leases, coupled with the tenant’s responsibility for property expenses, generally produce a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

We generally provide sale-leaseback financing primarily to less than investment grade retail chains.  From 1970 through December 31, 2002, we acquired and leased back to regional and national retail chains 1,266 properties (including 116 properties that have been sold) and collected approximately 98% of the original contractual rent obligations on those properties (this information is updated annually at the end of each year.)  We believe that within this market we can achieve an attractive risk-adjusted return on the financing we provide to retailers.

RECENT DEVELOPMENTS

Issuance of 10-Year 5-3/8% Senior Unsecured Notes. In March 2003, we issued $100 million of 5-3/8% senior unsecured notes due 2013.  The price to the investor for the notes was 99.509% of par.  These securities have been rated BBB by Fitch Ratings, Baa2 by Moody’s Investors Service and BBB- by Standard & Poor’s Ratings Group.  The net proceeds from the offering were used to repay borrowings under our $250 million unsecured acquisition credit facility.  After the application of the note offering proceeds, our credit facility balance was paid down to a zero balance.

Credit Ratings Upgrade.  In February 2003, our credit ratings were upgraded by Moody’s Investors Service.  Our senior unsecured debt rating was raised to Baa2 from Baa3 and our preferred stock rating was raised to Baa3 from Ba1, with a stable outlook.

Net income available to common stockholders was $15.6 million in the first quarter of 2003 versus $15.9 million in the first quarter of 2002.  On a diluted per common share basis, net income was $0.45 per share for the first quarter of 2003 as compared to $0.48 per share for the first quarter of 2002.

Funds from Operations.  For the first quarter of 2003, FFO increased 7.1%, to $24.0 million compared to $22.4 million for the same quarter in 2002.  On a diluted per common share basis, FFO increased 1.5% to $0.69 per share compared to $0.68 per share for the same period in 2002.  See our discussion of FFO, including a reconciliation of net income to FFO, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In the first quarter of 2003, Crest Net generated $85,000 in FFO for Realty Income compared to $363,000 in the same quarter of 2002.  On a diluted per common share basis, Crest Net contributed FFO of $0.002 in the first quarter of 2003 and $0.01 in the first quarter of 2002.  The future contribution, if any, to our FFO by Crest Net will depend on the timing and the number of property sales it achieves, if any, in a given period.

Acquisition of Properties during 2003.  During the first quarter of 2003, we invested $33.1 million in 42 new retail properties and properties under development with an initial weighted average contractual lease rate of 10.9%.  These 42 properties are located in nine states and are 100% leased with an initial average lease length of 20.3 years.  They are leased to five different retail chains in three industries: automotive service, convenience store and restaurant.  In addition, Crest Net invested $1.3 million in one new retail property and properties under development.

Sales of Investment Properties.  During the first quarter of 2003, we sold four properties and excess land parcels of three properties for $4.2 million and recognized a gain of $166,000.  This gain is included in discontinued operations.  The four properties sold consisted of one child care, one home improvement and two restaurant properties.  The proceeds from the sale of these properties were used to repay outstanding indebtedness on our credit facility and to invest in new properties.  At March 31, 2003, $537,000 of sale proceeds were held in like-kind exchange escrow.  These funds were invested in a retail property in April 2003.

Crest Net.  During the first quarter of 2003, our wholly-owned subsidiary, Crest Net sold two properties from its inventory for $2.7 million and recognized a gain on the sales of $276,000.  At the end of the first quarter, investments in three properties owned by Crest Net totaled $3.4 million, which is included on our consolidated balance sheet in real estate held for sale, net.

The financial statements of Crest Net are consolidated into Realty Income’s financial statements.  All material intercompany transactions have been eliminated in consolidation.

Increase in Monthly Distributions to Common Stockholders. We continue our 33-year policy of paying distributions monthly.  In March 2003 our board of directors declared an increase in the amount of the monthly dividend of $0.00125 to $0.19625 per share.  The increase was our 22nd consecutive quarterly increase and 24th increase since our listing in 1994 on the New York Stock Exchange, or NYSE.  In March and April 2003, we declared distributions of $0.19625 per share, which were paid on April 15, 2003 and payable on May 15, 2003, respectively.

The monthly distribution of $0.19625 per share represents a current annualized distribution of $2.355 per share, and an annualized distribution yield of approximately 6.5% based on the last reported sale price of the our common stock on the NYSE of $36.36 on May 6, 2003.  Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be for any future period.

Other Information

Realty Income’s common stock is listed on the NYSE under the ticker symbol “O”, our central index key, or CIK, number is 726728 and cusip number is 756109-104.

Realty Income’s 9 3/8% Class B cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol “OprB” and its cusip number is 756109-302.

Realty Income’s 9 1/2% Class C cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol “OprC” and its cusip number is 756109-500.

Realty Income’s 8.25% Monthly Income Senior Notes, due 2008, are listed on the NYSE under the ticker symbol “OUI”.  The cusip number of these notes is 756109-203.

Realty Income and Crest Net together had 57 employees as of May 1, 2003.

We maintain an Internet website at www.realtyincome.com. On our website we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file these reports with the Securities and Exchange Commission, or SEC.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves.  Realty Income is organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties.  We intend to retain an appropriate amount of cash as working capital.  At March 31, 2003, we had cash and cash equivalents totaling $3.6 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facility.

$250 million Bank Credit Facility.  We have a $250 million revolving, unsecured credit facility that expires in October 2005.  Realty Income’s current investment grade credit ratings provide for financing under the $250 million credit facility at London Interbank Offered Rate, commonly referred to as LIBOR, plus 90 basis points with a facility fee of 20 basis points, for all-in drawn pricing of 110 basis points over LIBOR.  At May 6, 2003, we had borrowing capacity of $223.0 million available on our credit facility and an outstanding balance of $27.0 million with an effective interest rate of 2.2%.

The credit facility is expected to be used to acquire additional retail properties and other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk.  We have no mortgage debt on any of our properties.

Notes Outstanding.  In March 2003, we issued $100 million of 5-3/8% senior unsecured notes due 2013 (the “2013 Notes”).  The 2013 Notes were sold at 99.509% of par.  The proceeds from this offering were used to repay borrowings under our unsecured acquisition credit facility.  Interest on the 2013 Notes is paid semiannually.

In January 1999, we issued $20 million of 8% senior notes due 2009 (the “2009 Notes”).  Interest on the 2009 Notes is payable semiannually.

In October 1998, we issued $100 million of 8-1/4% Monthly Income Senior Notes due 2008 (the “2008 Notes”).  Interest on the 2008 Notes is payable monthly.

In May 1997, we issued $110 million of 7-3/4% senior notes due 2007 (the “2007 Notes”).  Interest on the 2007 Notes is payable semiannually.

All of these notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of the Company’s outstanding unsecured debt.  We have been in compliance with all of these note covenants since each of the notes were issued.

Table of Debt Obligations

(as of March 31, 2003, in millions)

Year of Maturity	Credit Facility	Notes	Totals
2005	$24.8	$—	$24.8
2007	—	110.0	110.0
2008	—	100.0	100.0
2009	—	20.0	20.0
2013	—	100.0	100.0
Totals	$24.8	$330.0	$354.8

Universal Shelf Registration.  In December 2002, we filed a universal shelf registration statement with the SEC covering up to $500 million in aggregate value of common stock, preferred stock and debt securities.  This registration statement was declared effective by the SEC in January 2003.  At May 6, 2003, $400 million remained available for issuance under our universal shelf registration statement.

Conservative Capital Structure.  We believe that our stockholders are best served by a conservative capital structure.  Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At May 6, 2003, our total outstanding credit facility borrowings and outstanding notes were $357.0 million or approximately 20.6% of our total market capitalization of $1.73 billion.  We define our total market capitalization as the sum of the:

•                  Shares of our common stock outstanding multiplied by the last reported sales price of the common stock on the NYSE on May 6, 2003 of $36.36 per share;

•                  Liquidation value of the Class B Preferred Stock of $68.6 million;

•                  Liquidation value of the Class C Preferred Stock of $34.5 million; and

•                  Outstanding borrowings on the credit facility and outstanding notes at May 6, 2003.

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

Credit Agency Ratings.  We are currently assigned investment grade corporate credit ratings, on our senior unsecured notes, from Fitch Ratings, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group.  Currently, Fitch Ratings has assigned a rating of BBB, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BBB- to our senior notes.  These ratings could change based upon, among other things, our results of operations and financial condition.

We also have received credit ratings from the same rating agencies on our preferred stock.  Fitch Ratings has assigned a rating of BBB-, Moody’s has assigned a rating of Baa3 and Standard & Poor’s has assigned a rating of BB+.  These ratings could change based upon, among other things, our results of operations and financial condition.

No Off Balance Sheet Arrangements or Unconsolidated Investments.  Realty Income and its subsidiaries have no unconsolidated or off-balance sheet investments in “variable interest entities” or off-balance sheet financing, nor do we engage in trading activities involving energy or commodity contracts or other derivative instruments.

Property Acquisitions.  In the first quarter of 2003, we acquired 42 properties (the “New Properties”) located in nine states and invested $33.1 million in the New Properties and properties under development, which includes investments of $2.6 million for properties acquired before 2003 that were under development.  Estimated unfunded development costs on properties under development at March 31, 2003 totaled $4.8 million.  In the first quarter of 2003, we capitalized $62,000 for re-leasing costs and $20,000 for building improvements on existing properties in our portfolio.

The initial weighted average annual unleveraged return on the $33.1 million invested in 2003 is estimated to be 10.9%, computed as estimated contractual net operating income (which in the case of a net-leased property is equal to the base rent or, in the case of properties under development, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentage listed above.

The New Properties will contain approximately 104,600 leasable square feet and are 100% leased under net leases, with an average initial lease term of 20.3 years.  At March 31, 2003, two of the New Properties were leased and under development, pursuant to contracts under which the tenants agreed to develop the properties (with development costs funded by Realty Income) with rent scheduled to begin during 2003.

Distributions.  We pay monthly cash distributions to our common stockholders. We paid aggregate distributions to our common stockholders of $20.5 million during the first quarter of 2003.

We pay quarterly cash distributions to our Class B preferred stockholders.  We paid aggregate distributions to our Class B preferred stockholders of $1.6 million during the first quarter of 2003.

We pay monthly cash distributions to our Class C preferred stockholders.  We paid aggregate distributions to our Class C preferred stockholders of $819,000 during the first quarter of 2003.

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains) and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains).  In 2002, our distributions totaled approximately 106.9% of our estimated REIT taxable income.  Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization.  We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes.  Our distributions to common stockholders were 85.2% of our funds from operations for the first quarter of 2003.

Our future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, our funds from operations, cash flow from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, our debt service requirements and any other factors the Board of Directors may deem relevant.  In addition, our credit facility contain financial covenants which could limit the amount of distributions payable by us in the event of a deterioration in our results of operations or financial condition, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

RESULTS OF OPERATIONS

The following is a comparison of our results of operations for the three months ended March 31, 2003 to the three months ended March 31, 2002.

Rental revenue was $35.3 million for the first quarter of 2003 versus $32.8 million for the first quarter of 2002, an increase of $2.5 million, or 7.6%.  The $2.5 million increase in rental revenue is attributable to:

•                  The 42 retail properties acquired in the first three months of 2003, which generated revenue of $159,000;

•                  The 108 retail properties acquired in 2002, which generated revenue of $3.3 million in the first quarter of 2003 compared to $58,000 in the first quarter of 2002, an increase of $3.2 million;

•                  Same store rents generated on 1,042 leased properties owned in all of both the first quarters of 2003 and 2002 increased by $174,000, or 0.6%, to $31.04 million from $30.87 million;

•                  Properties owned by Crest Net, which generated revenue of $87,000 in the first quarter of 2003 compared to $474,000 in the first quarter of 2002, a decrease of $387,000;

•                  Development properties acquired before 2002 that started paying rent in 2002, properties that were vacant during part of 2002 or 2003 and lease termination settlements, which generated revenue of $895,000 in the first quarter of 2003 compared to $983,000 in the same quarter of 2002, a decrease of $88,000; and

•                  A decrease in straight-line rent of $548,000 in the first quarter of 2003 as compared to the first quarter of 2002.

Of the 1,235 properties in the portfolio as of March 31, 2003, 1,230 are single-tenant properties with the remaining five properties being multi-tenant properties.  Of the 1,230 single-tenant properties, 1,204, or 97.9%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 11.0 years at March 31, 2003.  Of our 1,204 leased single-tenant properties, 1,134 or 94.2% were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index with adjustment ceilings;

•                  Overage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue during the first quarter of 2003 and 2002, was $47,000 and $141,000, respectively.

Our portfolio of retail real estate owned under net leases continues to perform well and provides dependable lease revenue supporting the payment of our monthly dividends.  As of March 31, 2003, our portfolio of 1,235 retail properties was 97.9% leased with 26 properties available for lease.  Transactions to lease or sell 10 of the 26 properties at March 31, 2003 were underway or completed as of May 1, 2003.  We anticipate these transactions to be completed during the next six months; although we cannot guarantee that all of these properties can be sold or leased within this period.  In addition, in April 2003 our only property leased to Fleming Companies, Inc. became available for lease.  We had been receiving rent of $41,667 per month from this tenant.  Through March 31, 2003, this tenant was current on its lease obligations.  It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of unleased properties will not exceed these levels.

Gain on sales of real estate acquired for resale.  During the first quarter of 2003, Crest Net sold two properties for $2.7 million and recognized a gain on the sales of $276,000, before income taxes.  During the first quarter of 2002, Crest Net sold three properties for $2.7 million and recognized a gain on the sale of $365,000, before income taxes.

At March 31, 2003, Crest Net had $3.4 million invested in three properties, which are held for sale.  Our goal is for Crest Net to carry an average inventory of $20 to $25 million in real estate.  We anticipate Crest Net’s inventory level will increase during 2003.  Crest Net generates an earnings spread on the difference between the lease payments it receives on the properties and the cost of capital used to acquire properties.  It is management’s belief that at this level of inventory, earnings will more than cover the ongoing expenses of Crest Net.

Interest Expense.  The following is a summary of the five components of interest expense (dollars in thousands):

For the three months ended March 31,	2003	2002	Net Change
Interest on outstanding credit facilities and notes	$5,435	$5,188	$247
Amortization of settlements on treasury lock agreements	189	189	—
Credit facility commitment fees	127	128	(1)
Amortization of credit facility origination costs and deferred bond financing costs	338	276	62
Interest capitalized	(125)	(176)	51

Interest expense	$5,964	$5,605	$359

Credit facilities and notes outstanding For the three months ended March 31,	2003	2002	Net Change
Average outstanding balances (in thousands)	$338,048	$309,098	$28,950
Average interest rates	6.52%	6.81%	0.29%

Interest on outstanding credit facilities and notes increased by $247,000 in the first quarter of 2003 as compared to the first quarter of 2002 due to higher average outstanding balances, which was partially offset by a decrease in the average interest rate 29 basis points.

At May 6, 2003, the weighted average interest rate on our:

•                  Credit facility borrowings of $27.0 million was 2.22%;

•                  Notes payable of $330 million was 7.20%; and

•                  Combined outstanding notes and credit facility borrowings totaling $357.0 million was 6.82%.

Interest Coverage Ratio.  Our interest coverage ratio for each of the three months ended March 31, 2003 and 2002 was 5.5 times.  Interest coverage ratio is calculated as our interest coverage amount (as calculated below) divided by interest expense.  We consider interest coverage ratio to be an appropriate supplemental performance measure of a company’s ability to meet its interest requirements.  Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited.  This information should not be considered as an alternative to any GAAP performance measures.  The following is a reconciliation of net income to our interest coverage amount (dollars in thousands):

For the three months ended March 31,	2003	2002
Net income	$18,034	$18,294
Interest	5,964	5,605
Income taxes	166	288
Depreciation:
Continuing operations	8,073	7,321
Discontinued operations	20	183
Impairment losses - discontinued operations	500	160
Gain on sales of investment properties:
Continuing operations	—	(340)
Discontinued operations	(166)	(774)

Interest coverage amount	$32,591	$30,737

Fixed Coverage Ratio.  Our fixed coverage ratio for the three months ended March 31, 2003 and 2002 was 3.9 times and 3.8 times, respectively.  Fixed coverage ratio is calculated in exactly the same manner as interest coverage ratio, with the addition to the denominator of preferred stock dividends.  We consider fixed coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.  Our calculation of fixed coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited.  This information should not be considered as an alternative to any GAAP performance measures.

Depreciation and amortization was $8.1 million in the first quarter of 2003 versus $7.3 million in the first quarter of 2002. The increase in 2003 was primarily due to the acquisition of properties during 2002 and 2003 which was offset by property sales in 2002 and 2003.  Depreciation of buildings and improvements is computed using the straight-line method over an estimated useful life of 25 years.  If we used a shorter or longer estimated useful life it could have a material impact on our results of operations and financial position.  We believe that 25 years is an appropriate estimate of useful life.  No depreciation has been recorded on Crest Net’s properties because they are held for sale.

General and administrative expenses increased by $358,000 to $2.7 million in the first quarter of 2003 versus $2.4 million in the same quarter of 2002. General and administrative expenses as a percentage of revenue increased to 7.7% in the first quarter of 2003 as compared to 7.2% in the same quarter of 2002. Included in general and administrative expenses are $172,000 and $196,000 of expenses attributable to Crest Net in 2003 and 2002, respectively.  General and administrative expenses increased primarily due to increases in corporate insurance, payroll and staffing costs.

We had 57 employees at May 1, 2003 compared to 53 employees at May 1, 2002.

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses.  Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees.  General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees.  At March 31, 2003, 26 properties were available for sale or lease, as compared to 27 at December 31, 2002 and 22 at March 31, 2002.

Property expenses were $690,000 in the first quarter of 2003 and $616,000 in the first quarter of 2002.  The $74,000 increase in property expenses is primarily attributable to an increase in costs associated with the properties available for lease.  Additional property expenses of $7,000 are included in discontinued operations for the first quarter of 2003 and $52,000 in the first quarter of 2002.

Income taxes decreased $122,000 to $166,000 in the first quarter of 2003 versus $288,000 in the first quarter of 2002.  The decrease in 2003 is primarily due to a decrease in Crest Net income taxes of $134,000.  Crest Net taxes were lower because its net income was lower in the first quarter of 2003 as compared to 2002.

The following is a summary of our income taxes (dollars in thousands):

For the three months ended March 31,	2003	2002	Net Change
Realty Income’s state and local income taxes	$136	$124	$12
Crest Net’s income taxes	30	164	(134)
Other expenses	$166	$288	$(122)

Gain on sales of investment properties.  During the first quarter of 2003, we sold four investment properties and excess land parcels from three properties for $4.2 million and recognized a gain of $166,000, which is included in discontinued operations.  During the first quarter of 2002, we sold six investment properties for $3.4 million and recognized a gain of $1.1 million.  Of this gain, $774,000 is included in discontinued operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term.  At March 31, 2003, we classified real estate with a carrying amount of $4.9 million as held for sale, which includes $3.4 million in properties owned by Crest Net.  Additionally, we anticipate selling properties from our portfolio that have not yet been specifically identified.  We anticipate we will receive between $15 million and $30 million in proceeds from the sale of investment properties during the next 12 months and we intend to invest these proceeds into new property acquisitions.  However, we cannot guarantee that we will sell properties during the next 12 months.

Discontinued operations.  The operations of four properties listed as held for sale at March 31, 2003, plus properties sold prior to March 31, 2003 have been classified as discontinued operations.

The following is a summary of our discontinued operations (dollars in thousands):

For the three months ended March 31,	2003	2002
Rental revenue	$348	$556
Interest and other revenue	5	—
Gain on sales of investment properties	166	774
Depreciation and amortization	(20)	(183)
Property expenses	(7)	(52)
Provisions for impairment loss	(500)	(160)

Income (loss) from discontinued operations	$(8)	$935

Provisions for impairment loss of $500,000 and $160,000 were recorded in the first quarters of 2003 and 2002, respectively.  The impairment losses are included in discontinued operations.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value.  Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset.  If a property is held for sale, it is carried at the lower of cost or estimated fair value, less cost to sell.  The carrying value of our real estate is the largest component of our consolidated balance sheet.  If events should occur that required us to reduce the carrying value of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations or financial position.

Preferred stock dividends.  We declared preferred stock dividends of $2.4 million in the first quarters of both 2003 and 2002.

Net income available to common stockholders was $15.6 million in the first quarter of 2003 and $15.9 million in the first quarter of 2002, an decrease of $300,000.

The calculation to determine net income available to common stockholders includes gains and losses from the sale of investment properties.  The amount of gains and losses varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during the first quarter of 2003 was $166,000.  This was $948,000 less than the gain of $1.1 million recognized from investment property sales during the first quarter of 2002.  Excluding the gain on sales of investment properties, net income available to common stockholders increased by $688,000, or 4.7%.

FUNDS FROM OPERATIONS

FFO for the first quarter of 2003 increased by $1.6 million, or 7.1%, to $24.0 million versus $22.4 million in the first quarter of 2002.  The following is a reconciliation of net income available to common stockholders to FFO, and information regarding distributions paid and diluted weighted average number of common shares outstanding (dollars in thousands):

For the three months ended March 31,	2003	2002
Net income available to common stockholders	$15,606	$15,866
Depreciation and amortization:
Continuing operations	8,073	7,321
Discontinued operations	20	183
Depreciation of furniture, fixtures and equipment	(30)	(33)
Provisions for impairment loss - discontinued operations	500	160
Gain on sales of investment properties:
Continuing operations	—	(340)
Discontinued operations	(166)	(774)
Total funds from operations	$24,003	$22,383

Distributions paid to common stockholders	$20,450	$18,820
FFO in excess of distributions to common stockholders	$3,553	$3,563
FFO per common share, basic and diluted	$0.69	$0.68
Weighted average number of common shares used for computation per share:
Basic	34,964,864	33,044,470
Diluted	35,005,985	33,091,747

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trust’s definition, as net income available to common stockholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of investment property and provisions for impairment and (ii) extraordinary items.

We consider FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation.  The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time.  Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative.  The use of FFO is recommended by the REIT industry as a supplemental performance measure.  In addition, FFO is used as a measure of our compliance with the financial covenants of our credit facility.

We also evaluate adjusted FFO, or AFFO, which further adjusts by adding back other non-cash charges that reduce net income in accordance with GAAP and deducts such costs as leasing commissions as well as reversing the effect of straight-line rent.  We consider AFFO to be an appropriate supplemental measure of our performance because it provides analysts and investors with an indicator of our ability to incur and service debt and to pay dividends.

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and AFFO the same way; therefore, comparisons with other REITs may not be meaningful.  Furthermore, FFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of Realty Income’s performance.  In addition, FFO and AFFO should not be considered as an alternative to reviewing our cash flows from operating, investing and financing activities as a measure of liquidity, of our ability to make cash distributions or of our ability to pay interest payments.

AFFO for the first quarter of 2003 increased by $2.3 million, or 10.3%, to $24.6 million versus $22.3 million in the first quarter of 2002.  The following is a reconciliation of FFO to AFFO.  The adjustments are for non-cash items and capitalized expenditures on existing properties in our portfolio (dollars in thousands):

For the three months ended March 31,	2003	2002
Funds from operations (1)	$24,003	$22,383
Amortization of settlements on treasury lock agreements	189	189
Amortization of deferred financing costs (2)	155	145
Amortization of stock compensation	221	131
Capitalized leasing costs and commissions	(62)	(154)
Capitalized building improvements	(20)	(22)
Straight line rent (3)	150	(397)
Total adjusted funds from operations	$24,636	$22,275

Distributions paid to common stockholders	$20,450	$18,820
AFFO in excess of distributions to common stockholders	$4,186	$3,455
Weighted average number of common shares used for computation per share:
Basic	34,964,864	33,044,470
Diluted	35,005,985	33,091,747

(1) See “Funds from Operations” above for a reconciliation of net income to FFO.

(2) Amortization of deferred note financing costs includes the amortization of costs incurred and capitalized when our notes were issued in May 1997, October 1998, January 1999 and March 2003.  These costs are being amortized over the lives of these notes.  No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

(3) In 2003, our straight-line rent was less than our actual cash rent collected by the amounts indicated.  In 2002, our straight-line rent exceeded our actual cash rent collected by the amounts indicated.

FFO GENERATED BY CREST NET LEASE

Crest Net generated $85,000 in FFO for Realty Income during the first quarter of 2003 and $363,000 during the first quarter of 2002.  The following is a calculation of the FFO generated by Crest Net (dollars in thousands):

For the three months ended March 31,	2003	2002
Gains from the sales of real estate acquired for resale	$276	$365
Rent and other revenue	95	475
Interest expense	(77)	(75)
General and administrative expenses	(172)	(196)
Property expenses	(6)	(42)
Income taxes	(31)	(164)

Total FFO generated by Crest Net	$85	$363

FFO per common share, basic and diluted	$0.002	$0.01

PROPERTY PORTFOLIO INFORMATION

As of March 31, 2003, we owned a diversified portfolio:

•                  Of 1,235 properties;

•                  With an occupancy rate of 97.9%, or 1,209 properties occupied of the 1,235 properties in the portfolio;

•                  Leased to 80 different retail chains;

•                  Doing business in 25 separate retail industries;

•                  Located in 48 states;

•                  With approximately 10.1 million square feet of leasable space; and

•                  With an average leasable retail space of 8,200 square feet.

In addition to our real estate portfolio, at March 31, 2003, Crest Net had invested $3.4 million in three retail properties.  These properties are held for sale.

At March 31, 2003, 1,204, or 97.5%, of our 1,235 retail properties were owned under net-lease agreements.  Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.  In addition, tenants are typically responsible for future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

Our net-leased retail properties primarily are leased to regional and national retail chain store operators.  Most buildings are single-story structures with adequate parking on site to accommodate peak retail traffic periods.  The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access, egress and proximity to a sufficient population base to constitute a suitable market or trade area for the retailer’s business.

The following table sets forth certain information regarding our properties classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

Industry	Percentage of Rental Revenue (1)
	For the Quarter Ended March 31, 2003	For the Years Ended December 31,

		2002	2001	2000	1999	1998		1997
Apparel stores	2.3%	2.3%	2.4%	2.4%	3.8%	4.1%		0.7%
Automotive collision services	0.2	—	—	—	—	—		—
Automotive parts	7.3	7.6	8.3	8.3	8.6	7.8		9.1
Automotive service	8.1	7.0	5.7	5.8	6.6	7.5		6.4
Book stores	0.5	0.4	0.4	0.5	0.5	0.6		0.5
Business services	0.1	0.1	0.1	0.1	0.1		*	—
Child care	19.1	20.8	23.9	24.7	25.3	29.2		35.9
Consumer electronics	3.3	3.3	4.0	4.9	4.4	5.4		6.5
Convenience stores	10.7	9.1	8.4	8.4	7.2	6.1		5.5
Crafts and novelties	0.5	0.4	0.4	0.4	0.4		*	—
Drug stores	0.2	0.2	0.2	0.2	0.2	0.1		—
Entertainment	2.7	2.3	1.8	2.0	1.2	—		—
General merchandise	0.5	0.5	0.6	0.6	0.6		*	—
Grocery stores	0.1	0.5	0.6	0.6	0.5		*	—
Health and fitness	4.0	3.8	3.6	2.4	0.6	0.1		—
Home furnishings	5.2	5.4	6.0	5.8	6.5	7.8		5.6
Home improvement	1.7	1.2	1.3	2.0	3.6		*	—
Office supplies	2.0	2.1	2.2	2.3	2.6	3.0		1.7
Pet supplies and services	1.8	1.7	1.6	1.5	1.1	0.6		0.2
Private education	1.2	1.3	1.5	1.4	1.2	0.9		—
Restaurants	12.4	13.5	12.2	12.3	13.3	16.2		19.8
Shoe stores	0.9	0.8	0.7	0.8	1.1	0.8		0.2
Sporting goods	3.9	4.1	0.9	—	—	—		—
Theaters	4.2	3.9	4.3	2.7	0.6	—		—
Video rental	3.3	3.3	3.7	3.9	4.3	3.8		0.6
Other	3.8	4.4	5.2	6.0	5.7	6.0		7.3

Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%		100.0%

* Less than 0.1%

(1)   Includes rental revenue for all properties (including revenue from properties reclassified to discontinued operations) owned by Realty Income and excludes properties owned by our subsidiary, Crest Net.

The following table sets forth certain information regarding the properties owned by Realty Income at March 31, 2003, classified according to the retail business types and the level of services they provide (dollars in thousands):

Industry	Number of Properties (1)	Rental Revenue for the Quarter Ended March 31, 2003 (2)	Percentage of Rental Revenue

Tenants Providing Services
Automotive collision services	4	$50	0.2%
Automotive service	182	2,880	8.1
Child care	313	6,804	19.1
Entertainment	10	965	2.7
Health and fitness	10	1,401	4.0
Private education	5	435	1.2
Theaters	11	1,499	4.2
Other	9	1,360	3.8
	544	15,394	43.3

Tenants Selling Goods and Services
Automotive parts (with installation)	65	1,506	4.3
Business services	1	32	0.1
Convenience stores	154	3,803	10.7
Home improvement	2	68	0.2
Pet supplies and services	6	397	1.1
Restaurants	215	4,415	12.4
Video rental	34	1,179	3.3
	477	11,400	32.1

Tenants Selling Goods
Apparel stores	6	808	2.3
Automotive parts	73	1,075	3.0
Book stores	2	180	0.5
Consumer electronics	36	1,171	3.3
Crafts and novelties	3	187	0.5
Drug stores	1	61	0.2
General merchandise	11	172	0.5
Grocery stores	2	47	0.1
Home furnishings	38	1,846	5.2
Home improvement	14	548	1.5
Office supplies	9	716	2.0
Pet supplies	4	234	0.7
Shoe stores	4	314	0.9
Sporting goods	11	1,403	3.9
	214	8,762	24.6
TOTALS	1,235	$35,556	100.0%

(1)   Excludes properties owned by our subsidiary, Crest Net.

(2)   Includes rental revenue for all properties (including revenue from properties reclassified to discontinued operations of $348,000) owned by Realty Income and excludes revenue of $87,000 from properties owned by Crest Net.

Of the 1,235 properties in the portfolio at March 31, 2003, 1,230 were single-tenant properties with the remaining properties being multi-tenant properties.  At March 31, 2003, 1,204 of the 1,230 single-tenant properties, or 97.9%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 11.0 years.

The following table sets forth certain information regarding the timing of the initial lease term expirations (excluding extension options) on our 1,204 net-leased, single-tenant retail properties at March 31, 2003 (dollars in thousands):

Years	Number of Leases Expiring(1)	Rental Revenue For Quarter Ended March 31, 2003 (2)	Percentage of Rental Revenue
2003	76	$1,438	4.2%
2004	124	2,488	7.3
2005	88	1,705	5.0
2006	75	1,677	4.9
2007	119	2,146	6.3
2008	70	1,587	4.7
2009	29	697	2.1
2010	42	955	2.8
2011	35	1,364	4.0
2012	49	1,580	4.7
2013	72	3,158	9.3
2014	36	1,630	4.8
2015	32	834	2.5
2016	14	373	1.1
2017	21	1,363	4.0
2018	16	506	1.5
2019	50	2,268	6.7
2020	10	916	2.7
2021	95	3,599	10.6
2022	97	2,446	7.2
2023	42	183	0.5
2024	2	97	0.3
2026	2	93	0.3
2033	3	296	0.9
2034	2	208	0.6
2037	3	338	1.0

Totals	1,204	$33,945	100.0%

(1)  Excludes properties owned by our subsidiary, Crest Net.

(2)   This table does not include revenue of $1,243,000 from five multi-tenant properties, revenue of $20,000 from 26 vacant, unleased single -tenant properties at March 31, 2003 and revenue of $87,000 from properties owned by our subsidiary, Crest Net.  The lease expirations for properties under development are based on the estimated date of completion of those properties.

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of March 31, 2003 (dollars in thousands):

State	Number of Properties (1)	Percent Leased	Approximate Leasable Square Feet (1)	Rental Revenue for the Quarter Ended March 31, 2003 (2)	Percentage of Rental Revenue
Alabama	14	100%	137,600	$356	1.0%
Alaska	2	100	128,500	251	0.7
Arizona	35	94	240,700	992	2.8
Arkansas	8	100	48,800	232	0.7
California	61	98	1,014,300	3,481	9.8
Colorado	44	98	275,100	1,056	3.0
Connecticut	16	100	245,600	923	2.6
Delaware	16	100	29,100	62	0.2
Florida	89	100	1,220,200	3,977	11.2
Georgia	70	99	539,900	1,689	4.7
Idaho	11	100	52,000	197	0.6
Illinois	41	98	322,200	1,107	3.1
Indiana	28	96	156,800	539	1.5
Iowa	10	100	67,600	172	0.5
Kansas	21	100	190,000	555	1.6
Kentucky	13	100	43,600	275	0.8
Louisiana	7	100	47,100	179	0.5
Maryland	18	100	126,500	683	1.9
Massachusetts	30	100	138,300	725	2.0
Michigan	14	93	87,300	291	0.8
Minnesota	21	86	230,700	499	1.4
Mississippi	21	100	174,000	426	1.2
Missouri	34	100	225,200	739	2.1
Montana	2	100	30,000	77	0.2
Nebraska	10	100	91,200	290	0.8
Nevada	10	100	100,700	394	1.1
New Hampshire	6	100	23,900	149	0.4
New Jersey	23	100	110,800	977	2.7
New Mexico	5	100	46,000	119	0.3
New York	24	100	265,600	1,385	3.9
North Carolina	38	97	202,000	1,053	3.0
North Dakota	1	100	22,000	16	*
Ohio	67	99	433,900	1,568	4.4
Oklahoma	17	100	94,300	340	1.0
Oregon	18	100	206,000	496	1.4
Pennsylvania	34	100	265,300	980	2.8
Rhode Island	1	100	3,500	29	0.1
South Carolina	47	91	142,000	943	2.6
South Dakota	1	100	6,500	22	0.1
Tennessee	35	100	253,100	877	2.5
Texas	152	96	1,200,900	3,496	9.8
Utah	7	86	43,300	119	0.3
Vermont	1	100	2,500	22	0.1
Virginia	51	100	369,600	1,601	4.5
Washington	39	97	256,900	744	2.1
West Virginia	2	100	16,800	40	0.1
Wisconsin	16	94	162,300	334	0.9
Wyoming	4	100	20,100	79	0.2
Totals/Average	1,235	98%	10,110,300	$35,556	100.0%

* Less than 0.1%

(1)  Excludes properties owned by our subsidiary, Crest Net.

(2)   Includes rental revenue for all properties (including revenue from properties reclassified to discontinued operations of $348,000) owned by Realty Income and excludes revenue of $87,000 from properties owned by Crest Net.

IMPACT OF INFLATION

Tenant leases generally provide for limited increases in rent as a result of increases in the tenants’ sales volumes, increases in the consumer price index, and/or fixed increases.  We expect that inflation will cause these lease provisions to result in increases in rent over time.  During times when inflation is greater than increases in rent as provided for in the leases, rent increases may not keep up with the rate of inflation.

Approximately 97.5%, or 1,204, of the 1,235 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property costs and expenses.  These lease features reduce our exposure to rising property expenses due to inflation.  Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations.  Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs.  To achieve these objectives we issue long-term notes, primarily at fixed rates and may selectively enter into derivative financial instruments such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.  We are not a party to any derivative financial instruments as of March 31, 2003.  We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques.  The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in table in millions):

	Expected Maturity Data
	2005		2007		2008		Thereafter		Total	Fair Value(5)

Fixed rate debt	—		$110.0	(2)	$100.0	(3)	$120.0	(4)	$330.0	$336.9
Average interest rate			7.75%		8.25%		5.81%		7.20%
Variable rate debt	$24.8	(1)	—				—		$24.8	$24.8
Average interest rate	2.20%								2.20%

(1) The credit facility expires in October 2005.

(2) $110 million matures in May 2007.

(3) $100 million matures in October 2008.

(4) $20 million matures in January 2009 and $100 million matures in March 2013.

(5) We base the fair value of the fixed rate debt at March 31, 2003 on the closing market price or indicative price per each note.  The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place at March 31, 2003.

The table incorporates only those exposures that exist as of March 31, 2003.  It does not consider those exposures or positions that could arise after that date.  As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedure.  We maintain disclosure controls and procedures (as defined in Securities Exchange Act 1934 Rules 13a-14(c) and 15d-14(c)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II.                OTHER INFORMATION

Item 6.                    Exhibits And Reports On Form 8-K

A.  Exhibits:

Exhibit No.	Description

3.1	Articles of Incorporation of the Company (filed as Appendix B to the Company’s Proxy Statement dated March 28, 1997 (“1997 Proxy Statement”) and incorporated herein by reference).

3.2	Bylaws of the Company (filed as Appendix C to the Company’s 1997 Proxy Statement and incorporated herein by reference).

3.3

Articles Supplementary of the Class A Junior Participating Preferred Stock of Realty Income Corporation (filed as exhibit A of exhibit 1 to Realty Income’s registration statement on Form 8-A, dated June 26, 1998, and incorporated herein by reference).

3.4

Articles Supplementary to the Articles of Incorporation of Realty Income Corporation classifying and designating the Class B Preferred Stock (filed as exhibit 4.1 to the Company’s Form 8-K dated May 24, 1999 and incorporated herein by reference).

3.5

Articles Supplementary to the Articles of Incorporation of Realty Income Corporation classifying and designating the Class C Preferred Stock (filed as exhibit 4.1 to the Company’s Form 8-K dated July 29, 1999 and incorporated herein by reference).

4.1	Pricing Committee Resolutions and Form of 7.75% Notes due 2007 (filed as Exhibit 4.2 to the Company’s Form 8-K dated May 5, 1997 and incorporated herein by reference).

4.2	Indenture dated as of May 6, 1997 between the Company and The Bank of New York (filed as Exhibit 4.1 to the Company’s Form 8-K dated May 5, 1997 and incorporated herein by reference).

4.3	First Supplemental Indenture dated as of May 28, 1997, between the Company and The Bank of New York (filed as Exhibit 4.3 to the Company’s Form 8-B and incorporated herein by reference).

4.4

Rights Agreement, dated as of June 25, 1998, between Realty Income Corporation and The Bank of New York (filed as an exhibit 1 to the Company’s registration statement on Form 8-A, dated June 26, 1998, and incorporated herein by reference).

4.5	Pricing Committee Resolutions (filed as an exhibit 4.2 to the Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

4.6	Form of 8.25% Notes due 2008 (filed as exhibit 4.3 to the Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

4.7	Indenture dated as of October 28, 1998 between Realty Income and The Bank of New York (filed as exhibit 4.1 to Realty Income’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

Exhibit No.	Description

4.8	Pricing Committee Resolutions and Form of 8% Notes due 2009 (filed as exhibit 4.2 to Realty Income’s Form 8-K, dated January 21, 1999 and incorporated herein by reference).

4.9	Form of 5-3/8% Senior Notes due 2013 (filed as exhibit 4.2 to Realty Income’s Form 8-K, dated March 7, 2003 and incorporated herein by reference).

4.10

Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5-3/8% Senior Notes due 2013 (filed as exhibit 4.3 to Realty Income’s Form 8-K, dated March 7, 2003 and incorporated herein by reference).

B.	One report on Form 8-K was filed by the registrant during the quarter for which this report is filed.

On March 7, 2003, we filed a Form 8-K in connection with the issuance of $100 million 5-3/8% notes pursuant to the Company’s shelf registration statement on Form S-3 filed on December 20, 2002, as amended on December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

/s/ GREGORY J. FAHEY
Date: May 7, 2003	Gregory J. Fahey
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

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003	/s/ THOMAS A. LEWIS
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

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003	/s/ PAUL M. MEURER
Paul M. Meurer
Executive Vice President,
Chief Financial Officer and Treasurer