Form 10-Q
period 2003-06-30
REALTY INCOME CORP
filed 2003-08-08
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003, or

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

(760) 741-2111
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        YES ☒    NO ☐

There were 35,023,437 shares of common stock outstanding as of August 6, 2003.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes   ☒    No   ☐

REALTY INCOME CORPORATION

Form 10-Q

June 30, 2003

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1:	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements
The company
Recent developments
Liquidity and capital resources
Results of operations
Funds from operations
FFO generated by Crest Net Lease
Property portfolio information
Impact of inflation

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Item 4:	Controls and Procedures

PART II.	OTHER INFORMATION

Item 4:	Submission of Matters to a Vote of Security Holders

Item 6:	Exhibits and Reports on Form 8-K

SIGNATURE

PART I.  FINANCIAL INFORMATION

Item 1.                       Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and December 31, 2002

(dollars in thousands, except per share data)

	2003	2002
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$488,912	$467,488
Buildings and improvements	842,568	818,412
	1,331,480	1,285,900
Less accumulated depreciation and amortization	(260,988)	(254,250)
Net real estate held for investment	1,070,492	1,031,650
Real estate held for sale, net	11,845	6,528
Net real estate	1,082,337	1,038,178
Cash and cash equivalents	4,719	8,921
Accounts receivable	3,279	4,408
Goodwill, net	17,206	17,206
Other assets	11,573	11,517
Total assets	$1,119,114	$1,080,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$6,916	$6,801
Accounts payable and accrued expenses	7,393	5,047
Other liabilities	6,085	6,227
Line of credit payable	52,100	109,700
Notes payable	330,000	230,000
Total liabilities	402,494	357,775

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000 shares authorized, 4,125,700 shares issued and outstanding	99,368	99,368
Common stock and paid in capital, par value $1.00 per share, 100,000,000 shares authorized, 35,018,368 and 34,874,827 shares issued and outstanding in 2003 and 2002, respectively	857,393	855,818
Distributions in excess of net income	(240,141)	(232,731)
Total stockholders’ equity	716,620	722,455
Total liabilities and stockholders’ equity	$1,119,114	$1,080,230

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three and six months ended June 30, 2003 and 2002

(dollars in thousands, except per share data)

(unaudited)

	Three months ended 6/30/03	Three months ended 6/30/02	Six months ended 6/30/03	Six months ended 6/30/02

REVENUE
Rental	$36,179	$32,604	$71,311	$64,930
Gain on sales of real estate acquired for resale	296	1,126	572	1,491
Interest and other	30	52	141	82
	36,505	33,782	72,024	66,503

EXPENSES
Interest	6,618	5,803	12,582	11,408
Depreciation and amortization	8,265	7,416	16,271	14,673
General and administrative	2,707	2,348	5,454	4,737
Property	604	525	1,257	1,134
Income taxes	256	598	422	886
	18,450	16,690	35,986	32,838
Income from operations	18,055	17,092	36,038	33,665
Gain on sales of investment properties	—	—	—	340
Income from continuing operations	18,055	17,092	36,038	34,005
Income from discontinued operations	2,535	1,353	2,585	2,734

Net income	20,590	18,445	38,623	36,739
Preferred stock dividends	(2,428)	(2,428)	(4,856)	(4,856)

Net income available to common stockholders	$18,162	$16,017	$33,767	$31,883

Basic and diluted income from continuing operations per common share	$0.45	$0.44	$0.89	$0.88
Basic net income per common share	$0.52	$0.48	$0.97	$0.96
Diluted net income per common share	$0.52	$0.48	$0.96	$0.96

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2003 and 2002

(dollars in thousands)

(unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,623	$36,739
Adjustments to net income:
Depreciation and amortization	16,271	14,673
Income from discontinued operations	(2,585)	(2,734)
Cash from discontinued operations	510	1,955
Investment in real estate acquired for resale	(3,776)	(4,462)
Proceeds from sales of real estate acquired for resale	4,250	11,729
Gain on sales of real estate acquired for resale	(572)	(1,491)
Gain on sales of investment properties	—	(340)
Amortization of deferred stock compensation	461	284
Change in assets and liabilities:
Accounts receivable and other assets	2,447	2,496
Accounts payable, accrued expenses and other liabilities	1,189	13

Net cash provided by operating activities	56,818	58,862

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties:
From continuing operations	—	1,198
From discontinued operations	7,980	6,017
Acquisition of and additions to investment properties	(65,104)	(87,567)

Net cash used in investing activities	(57,124)	(80,352)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	107,700	165,900
Payments under lines of credit	(165,300)	(95,400)
Proceeds from notes issued, net of costs of $1,492	98,508	—
Distributions to common stockholders	(41,062)	(37,934)
Distributions to preferred stockholders	(4,856)	(2,974)
Proceeds from stock offerings, net of offering costs of $92	—	8,158
Proceeds from other common stock issuances	1,114	2,515

Net cash provided by (used in) financing activities	(3,896)	40,265

Net increase (decrease) in cash and cash equivalents	(4,202)	18,775

Cash and cash equivalents, beginning of period	8,921	2,467

Cash and cash equivalents, end of period	$4,719	$21,242

For supplemental disclosures, see note 10.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

3.              Retail Properties Acquired by Realty Income

During the first six months of 2003, we invested $67.5 million in 67 new retail properties and properties under development with an initial weighted average contractual lease rate of 11.0%.  These 67 properties are located in ten states, will contain approximately 231,600 leasable square feet and are 100% leased, with an average initial lease term of 20.2 years.

During the first six months of 2002, we invested $86.8 million in 91 new retail properties and properties under development with an initial weighted average contractual lease rate of 10.4%.  These 91 properties are located in 24 states, contain approximately 430,700 leasable square feet and are 100% leased, with an average initial lease term of 19.9 years.

4.              Gain on Sales of Investment Properties

During the second quarter of 2003, we sold ten investment properties for $5.5 million, which resulted in a gain of $2.6 million.  During the second quarter of 2002, we sold ten investment properties for $3.8 million, which resulted in a gain of $1.3 million.  Each of these gains on sales of investment properties is included in discontinued operations.

During the first six months of 2003, we sold 14 investment properties and exchanged three excess land parcels (from three properties) for $9.7 million, which resulted in a gain of $2.7 million.  This gain is included in discontinued operations.  During the first six months of 2002, we sold 16 investment properties for $7.2 million, which resulted in a gain of $2.4 million.  Of this gain, $2.1 million is included in discontinued operations.

5.              Retail Properties Acquired by Crest Net Lease, Inc.

A.  During the first six months of 2003, Crest Net Lease, Inc. (“Crest Net”) invested $3.8 million in two new retail properties and properties under development. The new retail properties contain approximately 9,600 leasable square feet and are leased with an initial lease term of 20.1 years.

During the first six months of 2002, Crest Net invested $3.8 million in two new retail properties and properties under development.

B.  At June 30, 2003 and December 31, 2002, investments in properties owned by Crest Net totaled $4.7 million and $4.6 million, respectively, and are included in real estate held for sale, net, on our consolidated balance sheets.

6.              Gain on Sales of Real Estate Acquired for Resale

During the second quarter of 2003, Crest Net sold one property for $1.5 million, which resulted in a gain of $296,000.  During the second quarter of 2002, Crest Net sold eight properties for $9.0 million, which resulted in a gain of $1.1 million.

During the first six months of 2003, Crest Net sold three properties for $4.2 million, which resulted in a gain of $572,000.  During the first six months of 2002, Crest Net sold 11 properties for $11.7 million, which resulted in a gain of $1.5 million.

7.              Discontinued Operations

The operations of 11 properties listed as held for sale at June 30, 2003, plus properties sold in 2002 and 2003, were reported as discontinued operations.  The following is a summary of our discontinued operations (dollars in thousands):

	Three Months Ended 6/30/2003	Three Months Ended 6/30/2002	Six Months Ended 6/30/2003	Six Months Ended 6/30/2002
Rental revenue	$173	$1,082	$683	$2,153
Interest and other revenue	—	—	5	1
Gain on sales of investment properties	2,550	1,305	2,716	2,079
Depreciation and amortization	(54)	(223)	(141)	(470)
Property expenses	(134)	(141)	(178)	(199)
Provisions for impairment loss	—	(670)	(500)	(830)

Income from discontinued operations	$2,535	$1,353	$2,585	$2,734

Basic and diluted income from discontinued operations per common share	$0.07	$0.04	$0.07	$0.08

8.              Distributions Paid and Payable

A.  We pay monthly distributions to our common stockholders.  The following is a summary of the monthly cash distributions per common share during the six months ended June 30, 2003 and 2002.  At June 30, 2003, a distribution of $0.1975 per common share was declared (and was paid on July 15, 2003).

Month	2003	2002
January	$0.19500	$0.19000
February	0.19500	0.19000
March	0.19500	0.19000
April	0.19625	0.19125
May	0.19625	0.19125
June	0.19625	0.19125
Total	$1.17375	$1.14375

B.  In May 1999, we issued 2,760,000 shares of 9-3/8% Class B cumulative redeemable preferred stock (the “Class B Preferred”), of which 2,745,700 shares were outstanding during the first six months of 2003 and 2002.  Beginning May 25, 2004, the Class B Preferred shares are redeemable at our option for $25.00 per share.  Dividends on the Class B Preferred are paid quarterly in arrears.  During each of the first two quarters of 2003 and 2002, we paid a quarterly dividend to holders of our Class B Preferred of $0.5859 per share, totaling $3.2 million for the first six months of 2003 and 2002.  The 2002 second quarter dividend was paid on July 1, 2002.

C.  In July 1999, we issued 1,380,000 shares of 9-1/2% Class C cumulative redeemable preferred stock (the “Class C Preferred”), all of which were outstanding during the first six months of 2003 and 2002.  Beginning July 30, 2004, the Class C Preferred shares are redeemable at our option for $25.00 per share.  Dividends on the Class C Preferred are paid monthly in arrears.  During each of the first six months of 2003 and 2002, we paid six monthly dividends to holders of our Class C Preferred of $0.1979 per share totaling $1.6 million.  The June 2002 dividend was paid on July 1, 2002.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended 6/30/03	Three months ended 6/30/02	Six months ended 6/30/03	Six months ended 6/30/02
Weighted average shares used for the basic net income per share computation	35,009,554	33,310,413	34,987,332	33,178,176
Incremental shares from the assumed exercise of stock options	50,054	57,946	45,612	52,641
Adjusted weighted average shares used for diluted net income per share computation	35,059,608	33,368,359	35,032,944	33,230,817

No stock options were anti-dilutive for the three and six months ended June 30, 2003 and 2002.

10.            Supplemental Disclosures of Cash Flow Information

Interest paid during the first six months of 2003 and 2002 was $10.1 million and $10.5 million, respectively.  Interest capitalized to properties under development was $319,000 in the first six months of 2003 and $256,000 in the first six months of 2002.

Income taxes paid by Realty Income and Crest Net in the first six months of 2003 and 2002 totaled $365,000 and $960,000, respectively.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements (dollars in thousands):

A.                     Restricted stock grants resulted in the following:

	2003	2002
Common stock and paid in capital	$3,319	$3,282
Common stock and paid in capital, deferred stock compensation	$(3,319)	$(3,282)

B.                       In 2003, we exchanged excess land parcels from three different properties leased by one of our tenants for land (with improvements) owned by that same tenant.  The land exchanged and received was valued at $1.7 million and no gain or loss was recognized.

C.                       In 2003, accrued costs on properties under development resulted in the following:

Buildings	$1,015
Other liabilities	$1,015

11.            Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis.  For financial reporting purposes, we have grouped our tenants into 11 reportable industry segments, except for properties owned by Crest Net that are grouped together and included in “other non-reportable segments.”  All of the properties are incorporated into one of the applicable segments.  Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of June 30, 2003 (dollars in thousands):

Revenue for the:	Three months ended 6/30/03	Three months ended 6/30/02	Six months ended 6/30/03	Six months ended 6/30/02
Segment rental revenue:
Automotive parts	$2,524	$2,433	$5,105	$5,213
Automotive service	3,000	2,219	5,880	3,955
Child care	6,719	6,645	13,300	13,308
Consumer electronics	1,146	1,140	2,316	2,281
Convenience stores	4,579	2,613	8,382	5,171
Entertainment	965	618	1,930	1,259
Health and fitness	1,356	1,347	2,757	2,595
Home furnishings	1,762	1,731	3,608	3,454
Restaurants	4,387	4,223	8,731	8,537
Sporting goods	1,403	1,396	2,805	2,792
Theaters	1,502	1,302	3,001	2,604
Other non-reportable segments(1)	6,836	6,937	13,496	13,761
Reconciling items:
Gain on sales of real estate acquired for resale	296	1,126	572	1,491
Interest and other	30	52	141	82

Total revenue	$36,505	$33,782	$72,024	$66,503

(1)  Consolidates 15 retail industry segments and properties owned by Crest Net.

Assets

As of:	June 30, 2003	December 31, 2002
Segment real estate, net of depreciation and amortization:
Automotive parts	$71,681	$72,831
Automotive service	96,169	87,436
Child care	129,279	133,612
Consumer electronics	34,450	34,950
Convenience stores	164,457	124,394
Entertainment	38,861	38,850
Health and fitness	52,571	51,202
Home furnishings	60,281	61,201
Restaurants	120,653	123,233
Sporting goods	49,762	49,165
Theaters	53,276	53,755
Other non-reportable segments(1)	210,897	207,549
Total net real estate	1,082,337	1,038,178
Non-real estate assets	36,777	42,052
Total assets	$1,119,114	$1,080,230

(1)  Consolidates 15 retail industry segments and properties owned by Crest Net.

12.            Stock Option Plan

Effective January 1, 2002, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and beginning in 2002 started expensing the costs for all stock option awards granted, modified, or settled after January 1, 2002.  Therefore, the cost related to stock option-based compensation included in the determination of net income available to common stockholders is less than that which would have been recognized if the fair value method had been applied to all stock option awards since the original effective date of Statement No. 123.

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value method had been applied to all outstanding and unvested awards (dollars in thousands, except per share amounts):

	Three months ended 6/30/03	Three months ended 6/30/02	Six months ended 6/30/03	Six months ended 6/30/02
Net income available to common stockholders, as reported	$18,162	$16,017	$33,767	$31,883
Add: Stock option-based compensation expense included in reported net income	3	6	6	6
Deduct: Total stock option-based compensation expense determined under fair value method for all awards, net of related tax effects	(7)	(26)	(14)	(53)

Pro forma net income available to common stockholders	$18,158	$15,997	$33,759	$31,836
Earnings per common share:
As reported – basic	$0.52	$0.48	$0.97	$0.96
As reported – diluted	$0.52	$0.48	$0.96	$0.96
Pro forma – basic and diluted	$0.52	$0.48	$0.96	$0.96

13.            Commitments and Contingencies

In the ordinary course of our business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business.  We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated statements taken as a whole.

We have committed to pay estimated unfunded development costs of $5.8 million on properties under development at June 30, 2003.

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

•                  Our intention to sell properties and the timing of these property sales;

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

•                  Competition;

•                  Fluctuating interest rates;

•                  Access to debt and equity capital markets;

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

As of June 30, 2003, we owned a diversified portfolio:

•              Of 1,250 retail properties;

•              With an occupancy rate of 98.7%, or 1,234 properties occupied of the 1,250 properties in the portfolio;

•              Leased to 81 different retail chains;

•              Doing business in 26 separate retail industries;

•              Located in 48 states;

•              With approximately 10.2 million square feet of leasable space; and

•              With an average leasable retail space of 8,100 square feet.

Of the 1,250 properties in the portfolio, 1,245, or 99.6%, are single-tenant retail properties with the remaining five being multi-tenant properties.  As of June 30, 2003, 1,230, or 98.8%, of the 1,245 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.0 years.

In addition to our real estate portfolio, at June 30, 2003, Crest Net Lease owned three properties totaling $4.7 million.  These properties are held for sale.

We typically acquire retail store properties leased under long-term leases with retail chain store operators. These transactions provide capital to the operators for continued expansion and other corporate purposes.  Our acquisition and investment activities are concentrated in well-defined target markets and generally focus on middle-market retailers providing goods and services that satisfy basic consumer needs.

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

RECENT DEVELOPMENTS

Issuance of 10-Year 5-3/8% Senior Unsecured Notes. In March 2003, we issued $100 million of 5-3/8% senior unsecured notes due 2013.  The price to the investor for the notes was 99.509% of par.  These securities have been rated BBB by Fitch Ratings, Baa2 by Moody’s Investors Service and BBB- by Standard & Poor’s Ratings Group.  The net proceeds from the offering were used to repay borrowings under our $250 million unsecured acquisition credit facility.  After the application of the note offering proceeds in March, our credit facility was paid down to a zero balance.

Credit Ratings Upgrade.  In February 2003, our credit ratings were upgraded by Moody’s Investors Service.  Our senior unsecured debt rating was raised to Baa2 from Baa3 and our preferred stock rating was raised to Baa3 from Ba1, with a stable outlook.

Net Income Available to Common Stockholders was $18.2 million in the second quarter of 2003 versus $16.0 million in the second quarter of 2002, an increase of $2.2 million.  On a diluted per common share basis, net income was $0.52 per share for the second quarter of 2003 as compared to $0.48 per share for the second quarter of 2002.  Net income available to common stockholders was $33.8 million in the first six months of 2003 and $31.9 million in the first six months of 2002.  On a diluted per common share basis, net income was $0.96 per share for both the first six months of 2003 and 2002.

Funds from Operations.  For the second quarter of 2003, FFO increased 3.9% to $23.9 million compared to $23.0 million for the same quarter in 2002.  On a diluted per common share basis, FFO was $0.68 per share in the second quarter of 2003 compared to $0.69 per share for the second quarter in 2002, a slight decrease of 1.4%.  In the first six months of 2003, our FFO increased 5.5% to $47.9 million as compared to $45.4 million for the first six months of 2002.  FFO was $1.37 per share for both the first six months of 2003 and 2002.  See our discussion of FFO, including a reconciliation of FFO to net income, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In the second quarter of 2003, Crest Net generated $157,000 in FFO for Realty Income compared to $901,000 in the same quarter of 2002, a decrease of $744,000.  On a diluted per common share basis, in the second quarter of 2003 Crest Net contributed FFO of $0.004 compared to $0.03 in the same period of 2002.  In the first six months of 2003, Crest Net generated $242,000 in FFO for Realty Income compared to $1.26 million in the same period of 2002, a decrease of $1.0 million.  On a diluted per common share basis, in the first six months of 2003, Crest

Net contributed FFO of $0.01 compared to $0.04 in the same period of 2002.  The future contribution, if any, to our FFO by Crest Net will depend on the timing and the number of property acquisitions and sales it achieves, if any, in a given period.

Acquisition of Properties during 2003.  In the second quarter of 2003, we acquired 25 properties and invested $34.5 million in new properties and properties under development with an initial weighted average contractual lease rate of 11.1%.  These 25 properties are located in five states and are 100% leased with an initial average lease length of 20.0 years.

In the first six months of 2003, we acquired 67 properties (the “New Properties”) located in ten states and invested $67.5 million in the New Properties and properties under development, which includes investments of $4.0 million for properties acquired before 2003 that were under development.  Estimated unfunded development costs on properties under development at June 30, 2003 totaled $5.8 million.  At June 30, 2003, three of the New Properties were leased and under development, pursuant to contracts under which the tenants agreed to develop the properties (with development costs funded by Realty Income) with rent scheduled to begin in the second half of 2003.

The initial weighted average annual unleveraged return on the $67.5 million invested in 2003 is estimated to be 11.0%, computed as estimated contractual net operating income (which in the case of a net-leased property is equal to the base rent or, in the case of properties under development, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentages listed above.

The New Properties are leased under net-lease agreements to eight different retail chains in five industries: automotive service, convenience stores, restaurants, sporting goods and travel plazas.  During the first six months of 2003, we added one new industry (travel plazas) to our portfolio.  The New Properties will contain approximately 231,600 leasable square feet and are 100% leased under net leases with an average initial lease term of 20.2 years.

In the second quarter of 2003, we capitalized costs of $231,000 on existing properties in our portfolio, $119,000 for re-leasing costs and $112,000 for building improvements.  In the first six months of 2003, we capitalized costs of $313,000 on existing properties in our portfolio, $181,000 for re-leasing costs and $132,000 for building improvements.

In addition, Crest Net invested $2.5 million during the second quarter of 2003 in one new retail property and $3.8 million during the first six months of 2003 in two new retail properties and properties under development.

Sales of Investment Properties.  During the second quarter of 2003, we sold ten properties for $5.5 million, which resulted in a gain of $2.6 million.  For the first six months of 2003, we sold 14 properties and exchanged excess land parcels from three properties for $9.7 million, which resulted in a gain of $2.7 million.  The 14 properties sold consisted of six child care facilities, five restaurants, two home improvement centers, and one other property.  The land sales were on three convenience store locations.  These gains are included in discontinued operations.  The net proceeds from the sale of these properties were used to repay outstanding indebtedness on our credit facility and to invest in new properties.  At June 30, 2003, $1.0 million of sale proceeds were held in like-kind exchange escrow.  These funds were invested in a new retail property in July 2003.

Crest Net.  During the second quarter of 2003, our wholly-owned subsidiary, Crest Net sold one property from its inventory for $1.5 million, which resulted in a gain of $296,000.  In the first six months of 2003, Crest has sold three properties for $4.2 million, which resulted in a gain of $572,000.  At June 30, 2003, investments in three properties owned by Crest Net totaled $4.7 million, which is included on our consolidated balance sheet in real estate held for sale, net.  The financial statements of Crest Net are consolidated into Realty Income’s financial statements.  All material intercompany transactions have been eliminated in consolidation.

Increase in Monthly Distributions to Common Stockholders. We continue our 33-year policy of paying distributions monthly.  Monthly distributions per share were increased $0.00125 in January 2003 to $0.195, in April 2003 to $0.19625 and in July 2003 to $0.1975 per share.  The increase in July was our 23rd consecutive quarterly increase and 25th increase since our listing in 1994 on the New York Stock Exchange, or NYSE.  In June and July 2003, we declared distributions of $0.1975 per share, which were paid on July 15, 2003 and payable on August 15, 2003, respectively.

The monthly distribution of $0.1975 per share represents a current annualized distribution of $2.37 per share, and an annualized distribution yield of approximately 6.1% based on a closing price on August 5, 2003 of $38.75 for our common stock, traded on the NYSE.  Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be for any future period.

Other Information

Realty Income and Crest Net together had 56 employees as of August 6, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves.  Realty Income is organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties.  We intend to retain an appropriate amount of cash as working capital.  At June 30, 2003, we had cash and cash equivalents totaling $4.7 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facility.

$250 Million Bank Credit Facility.  We have a $250 million revolving, unsecured credit facility that expires in October 2005.  Realty Income’s current investment grade credit ratings provide for financing under the $250 million credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 90 basis points with a facility fee of 20 basis points, for all-in drawn pricing of 110 basis points over LIBOR.  At

August 5, 2003, we had borrowing capacity of $201.3 million available on our credit facility and an outstanding balance of $48.7 million with an effective interest rate of 2.0%.

The credit facility is expected to be used to acquire additional retail properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk.  We have no mortgage debt on any of our properties.

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

All of these notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt.  We have been in compliance with these covenants since each of the notes were issued.

Table of Debt Obligations

(as of June 30, 2003, in millions)

Year of Maturity	Credit Facility	Notes	Totals
2005	$52.1	$—	$52.1
2007	—	110.0	110.0
2008	—	100.0	100.0
2009	—	20.0	20.0
2013	—	100.0	100.0
Totals	$52.1	$330.0	$382.1

Universal Shelf Registration.  In December 2002, we filed a universal shelf registration statement with the SEC registering the issuance of up to $500 million in aggregate value of common stock, preferred stock and debt securities.  This registration statement was declared effective by the SEC in January 2003.  At August 6, 2003, $400 million remained available for issuance under our universal shelf registration statement.

Conservative Capital Structure.  We believe that our stockholders are best served by a conservative capital structure.  Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At August 5, 2003, our total outstanding credit facility borrowings and outstanding notes were $378.7 million or approximately 20.6% of our total market capitalization of $1.84 billion.  We define our total market capitalization as the sum of the:

•              Shares of our common stock outstanding of 35,023,437 multiplied by the last reported sales price of our common stock on the NYSE on August 5, 2003 of $38.75 per share;

•              Liquidation value of the Class B Preferred Stock of $68.6 million;

•              Liquidation value of the Class C Preferred Stock of $34.5 million; and

•              Outstanding borrowings on the credit facility and outstanding notes at August 5, 2003.

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

Distributions.  We pay monthly cash distributions to our common stockholders.  During the first six months of 2003 we paid aggregate distributions to our common stockholders of $41.1 million.

We pay quarterly cash distributions to our Class B preferred stockholders.  During the first six months of 2003 we paid aggregate distributions to our Class B preferred stockholders of $3.2 million.

We pay monthly cash distributions to our Class C preferred stockholders.  During the first six months of 2003 we paid aggregate distributions to our Class C preferred stockholders of $1.6 million.

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains) and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains).  In 2002, our distributions totaled approximately 107.1% of our REIT taxable income.  Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization.  We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes.  Our distributions to common stockholders were 85.7% of our funds from operations for the first six months of 2003.

Our future distributions will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, our funds from operations, cash flow from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, our debt service requirements and any other factors the Board of Directors may deem relevant.  In addition, our credit facility contains financial covenants which could limit the amount of distributions payable by us in the event of a deterioration in our results of operations or financial condition, and which prohibits the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

RESULTS OF OPERATIONS

Critical Accounting Polices.  Our consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States of America.  Our consolidated financial statements are the basis for our discussion and analysis of financial condition and results of operations.  Completing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported values and disclosures in the consolidated financial statements.  We believe that we have made these estimates and assumptions in an appropriate manner in a way that accurately reflects our financial condition.  We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors to ensure that they are reasonable for reporting purposes.  However actual results may differ from these estimates and assumptions.

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by generally accepted accounting principles, many subjective judgments must be made with regard to critical accounting polices.  One of these judgments includes our estimates for useful lives in determining our depreciation expense for our properties.  Depreciation of buildings and improvements is computed using the straight-line method over an estimated useful life of 25 years.  If we use a shorter or longer estimated useful life it could have a material impact on our results of operations.  We believe that 25 years is an appropriate estimate of useful life.  No depreciation has been recorded on Crest Net’s properties because they are held for sale.

Another significant judgment that must be made is the possible impairment losses taken on our properties when events or change in circumstances indicate that the carrying amount of the asset may not be recoverable.  Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value.  Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset.  If a property is held for sale, it is carried at the lower of cost or estimated fair value, less costs to sell.  The carrying value of our real estate is the largest component of our consolidated balance sheet.  If events should occur that required us to reduce the carrying value of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations.

The following is a comparison of our results of operations for the three and six months ended June 30, 2003 to the three and six months ended June 30, 2002.

Rental revenue was $36.2 million for the second quarter of 2003 versus $32.6 million for the second quarter of 2002, an increase of $3.6 million, or 11.0%.  The $3.6 million increase in rental revenue is attributable to:

•                  The 67 retail properties acquired in the first six months of 2003, which generated revenue of $1.2 million;

•                  The 108 retail properties acquired in 2002, which generated revenue of $3.3 million in the second quarter of 2003 compared to $707,000 in the second quarter of 2002, an increase of $2.6 million;

•                  Same store rents generated on 1,032 leased properties owned in all of both the second quarters of 2003 and 2002 increased by $429,000, or 1.4%, to $30.90 million from $30.47 million;

•                  Properties owned by Crest Net, which generated revenue of $134,000 in the second quarter of 2003 compared to $480,000 in the second quarter of 2002, a decrease of $346,000;

•                  Development properties acquired before 2002 that started paying rent in 2002, properties that were vacant during part of 2002 or 2003 and lease termination settlements generated revenue of $722,000 in the second quarter of 2003 compared to $929,000 in the same quarter of 2002, a decrease of $207,000; and

•                  A decrease in straight-line rent of $32,000 in the second quarter of 2003 as compared to the second quarter of 2002.

Rental revenue was $71.3 million for the first six months of 2003 versus $64.9 million for the first six months of 2002, an increase of $6.4 million, or 9.9%.  The $6.4 million increase in rental revenue is attributable to:

•                  The 67 retail properties acquired in the first six months of 2003, which generated revenue of $1.3 million;

•                  The 108 retail properties acquired in 2002, which generated revenue of $6.53 million in the first six months of 2003 compared to $765,000 in the first six months of 2002, an increase of $5.8 million;

•                  Same store rents generated on 1,032 leased properties owned in all of both the first six months of 2003 and 2002 increased by $619,000, or 1.0%, to $61.64 million from $61.02 million;

•                  Properties owned by Crest Net, which generated revenue of $221,000 in the first six months of 2003 compared to $954,000 in the first six months of 2002, a decrease of $733,000;

•                  Development properties acquired before 2002 that started paying rent in 2002, properties that were vacant during part of 2002 or 2003 and lease termination settlements generated revenue of $1.76 million in the first six months of 2003 compared to $1.72 million in the same period of 2002, an increase of $40,000; and

•                  A decrease in straight-line rent of $579,000 in the first six months of 2003 as compared to the first six months of 2002.

Of the 1,250 properties in the portfolio as of June 30, 2003, 1,245 are single-tenant properties with the remaining five properties being multi-tenant properties.  Of the 1,245 single-tenant properties, 1,230, or 98.8%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 11.0 years at June 30, 2003.  Of our 1,230 leased single-tenant properties, 1,163 or 94.6% were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index with adjustment ceilings;

•                  Overage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue during the second quarter of 2003 and 2002, was $87,000 and $70,000, respectively.  Percentage rent, which is included in rental revenue during the first six months of 2003 and 2002, was $134,000 and $215,000, respectively.

Our portfolio of retail real estate leased primarily under net leases to regional and national retail chains continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  As of June 30, 2003, our portfolio of 1,250 retail properties was 98.7% leased with 16 properties available for lease.  Transactions to lease or sell ten of the 16 properties at June 30, 2003 were underway or completed as of August 1, 2003.  We anticipate these transactions to be completed during the next six months; although we cannot guarantee that all of these properties can be sold or leased within this period.  It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of unleased properties will not exceed these levels.

Gain on sales of real estate acquired for resale.  During the second quarter of 2003, Crest Net sold one property for $1.5 million, which resulted in a gain of $296,000.  During the second quarter of 2002, Crest Net sold eight properties for $9.0 million, which resulted in a gain of $1.1 million.

For the first six months of 2003, Crest Net sold three properties for $4.2 million, which resulted in a gain of $572,000.  During the first six months of 2002, Crest Net sold 11 properties for $11.7 million, which resulted in a gain of $1.5 million.  All gains on sales of real estate acquired for resale are reported before income taxes.

At June 30, 2003, Crest Net had $4.7 million invested in three properties, which are held for sale.  Our goal is for Crest Net to carry an average inventory of $20 to $25 million in real estate.  We anticipate Crest Net’s inventory level will increase during 2003.  Crest Net generates an earnings spread on the difference between the lease payments it receives on the properties held in inventory and the cost of capital used to acquire properties.  It is our belief that at this level of inventory, earnings will more than cover the ongoing expenses of Crest Net.

Interest Expense.  The following is a summary of the five components of interest expense (dollars in thousands):

For the three months ended June 30,	2003	2002	Net Change
Interest on outstanding credit facilities and notes	$6,131	$5,286	$845
Amortization of settlements on treasury lock agreements	189	189	—
Credit facility commitment fees	127	128	(1)
Amortization of credit facility origination costs and deferred bond financing costs	365	280	85
Interest capitalized	(194)	(80)	(114)
Interest expense	$6,618	$5,803	$815

Credit facilities and notes outstanding For the three months ended June 30,	2003	2002	Net Change
Average outstanding balances (in thousands)	$365,350	$320,474	$44,876
Average interest rates	6.73%	6.62%	0.11%

Interest on outstanding credit facilities and notes increased by $845,000 in the second quarter of 2003 as compared to the second quarter of 2002 due to higher average outstanding balances.

For the six months ended June 30,	2003	2002	Net Change
Interest on outstanding credit facilities and notes	$11,566	$10,474	$1,092
Amortization of settlements on treasury lock agreements	378	378	—
Credit facility commitment fees	254	256	(2)
Amortization of credit facility origination costs and deferred bond financing costs	703	556	147
Interest capitalized	(319)	(256)	(63)
Interest expense	$12,582	$11,408	$1,174

Credit facilities and notes outstanding For the six months ended June 30,	2003	2002	Net Change
Average outstanding balances (in thousands)	$351,653	$314,816	$36,837
Average interest rates	6.63%	6.71%	(0.08%	)

Interest on outstanding credit facilities and notes increased by $1.1 million in the first six months of 2003 as compared to the first six months of 2002 due to higher average outstanding balances.

At August 5, 2003, the weighted average interest rate on our:

•                  Credit facility borrowings of $48.7 million was 2.00%;

•                  Notes payable of $330 million was 7.20%; and

•                  Combined outstanding notes and credit facility borrowings totaling $378.7 million was 6.53%.

Interest Coverage Ratio.  Our interest coverage ratio for the three months ended June 30, 2003 and 2002 was 5.0 times and 5.5 times, respectively.  For the six months ended June 30, 2003 and 2002, our interest coverage ratio was 5.2 times and 5.5 times, respectively.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated below) divided by interest expense.  We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest requirements.  Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited.  This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities to our interest coverage amount (dollars in thousands):

	Three months ended 6/30/03	Three months ended 6/30/02	Six months ended 6/30/03	Six months ended 6/30/02
Net cash provided by operating activities	$25,827	$31,793	$56,818	$58,862
Interest expense	6,618	5,803	12,582	11,408
Income taxes	256	598	422	886
Investment in real estate acquired for resale	2,550	1,082	3,776	4,462
Proceeds from sales of real estate acquired for resale	(1,503)	(8,985)	(4,250)	(11,729)
Gain on sales of real estate acquired for resale	296	1,126	572	1,491
Amortization of deferred stock compensation	(240)	(153)	(461)	(284)
Changes in assets and liabilities
Accounts receivable and other assets	(761)	(549)	(2,447)	(2,496)
Accounts payable, accrued expenses and other liabilities	190	1,135	(1,189)	(13)

Interest coverage amount	$33,233	$31,850	$65,823	$62,587

Divided by interest expense	$6,618	$5,803	$12,582	$11,408

Interest coverage ratio	5.0	5.5	5.2	5.5

Fixed Coverage Ratio.  Our fixed coverage ratio for the three months ended June 30, 2003 and 2002 was 3.7 times and 3.9 times, respectively.  Our fixed coverage ratio for both the six months ended June 30, 2003 and 2002 was 3.8 times.  Fixed coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator.  We consider a fixed coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.  Our calculation of the fixed coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited.  This information should not be considered as an alternative to any GAAP liquidity measures.

Depreciation and amortization was $8.3 million in the second quarter of 2003 versus $7.4 million in the second quarter of 2002.  Depreciation and amortization was $16.3 million for the first six months in 2003 versus $14.7 million in the first six months of 2002. The increase in 2003 was primarily due to the acquisition of properties during 2002 and 2003 which was offset by property sales during the same period.

General and administrative expenses increased to $2.7 million in the second quarter of 2003 versus $2.3 million in the same quarter of 2002. General and administrative expenses as a percentage of revenue increased to 7.4% in the second quarter of 2003 as compared to 7.0% in the same quarter of 2002.  General and administrative expenses increased during the second quarter and first six months of 2003 primarily due to increases in corporate insurance, payroll and staffing costs  Included in general and administrative expenses are $71,000 and $88,000 of expenses attributable to Crest Net in the second quarter of 2003 and 2002, respectively.

General and administrative expenses increased to $5.5 million in the first six months of 2003 as compared to $4.7 million in the first six months of 2002.  General and administrative expenses as a percentage of revenue increased to 7.6% in the first six months of 2003 as compared to 7.1% in the same period of 2002.  Included in general and administrative expenses are $243,000 and $284,000 of expenses attributable to Crest Net in the first six months of 2003 and 2002, respectively.

We had 56 employees at August 1, 2003 compared to 53 employees at March 1, 2002.

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses.  Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees.  General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees.  At June 30, 2003, 16 unleased properties were available for sale or lease, as compared to 27 at December 31, 2002 and 19 at June 30, 2002.

Property expenses were $604,000 in the second quarter of 2003 and $525,000 in the second quarter of 2002.  The $79,000 increase in property expenses is primarily attributable to an increase in property taxes associated with properties available for lease.  Additional property expenses of $134,000 are included in discontinued operations for the second quarter of 2003 and $141,000 in the second quarter of 2002.

Property expenses were $1.26 million in the first six months of 2003 and $1.13 million in the first six months of 2002.  The $123,000 increase in property expenses is primarily attributable to an increase in property taxes associated with properties available for lease.  Additional property expenses of $178,000 are included in discontinued operations for the first six months of 2003 and $199,000 in the comparable period of 2002.

Income taxes decreased $342,000 to $256,000 in the second quarter of 2003 versus $598,000 in the second quarter of 2002.  The decrease in 2003 is due to a decrease in Crest Net income taxes.  Crest Net taxes were lower in the second quarter and first six months of 2003 as compared to the comparable periods in 2002 because Crest Net’s net income was lower in the second quarter and first six months of 2003 as compared to the comparable periods in 2002.  The following is a summary of our income taxes (dollars in thousands):

For the three months ended June 30,	2003	2002	Net Change
Realty Income’s state and local income taxes	$136	$124	$12
Crest Net’s income taxes	120	474	(354)
Income taxes	$256	$598	$(342)

For the first six months of 2003, income taxes decreased by $464,000 to $422,000 from $886,000 in the first six months of 2002.  The following is a summary of our income taxes (dollars in thousands):

For the six months ended June 30,	2003	2002	Net Change
Realty Income’s state and local income taxes	$271	$248	$23
Crest Net’s income taxes	151	638	(487)
Income taxes	$422	$886	$(464)

Gain on sales of investment properties.  During the second quarter of 2003, we sold ten investment properties for $5.5 million, which resulted in a gain of $2.6 million.  During the second quarter of 2002, we sold ten investment properties for $3.8 million, which resulted in a gain of $1.3 million. These gains are included in discontinued operations.

During the first six months of 2003, we sold 14 properties and three excess land parcels from three existing properties for $9.7 million, which resulted in a gain of $2.7 million.  This gain is included in discontinued operations.  During the first six months of 2002, we sold 16 investment properties for $7.2 million, which resulted in a gain of $2.4 million.  Of this gain, $2.1 million is included in discontinued operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term.  At June 30, 2003, we classified real estate with a carrying amount of $11.8 million as held for sale, which includes $4.7 million in properties owned by Crest Net.  Additionally, we anticipate selling properties from our portfolio that have not yet been specifically identified.  We anticipate we will receive between $15 million and $30 million in proceeds from the sale of investment properties during the next 12 months and we intend to invest these proceeds into new property acquisitions.  However, we cannot guarantee that we will sell properties during the next 12 months.

Discontinued operations.  The operations of 11 properties listed as held for sale at June 30, 2003, plus properties sold in 2002 and 2003 have been classified as discontinued operations.

The following is a summary of our discontinued operations (dollars in thousands):

	Three months ended 6/30/03	Three months ended 6/30/02	Six months ended 6/30/03	Six months ended 6/30/02
Rental revenue	$173	$1,082	$683	$2,153
Interest and other revenue	—	—	5	1
Gain on sales of investment properties	2,550	1,305	2,716	2,079
Depreciation and amortization	(54)	(223)	(141)	(470)
Property expenses	(134)	(141)	(178)	(199)
Provisions for impairment loss	—	(670)	(500)	(830)

Income from discontinued operations	$2,535	$1,353	$2,585	$2,734

Provisions for impairment loss.  No impairment losses were taken in the second quarter of 2003 as compared to impairment losses of $670,000 that were recorded in the second quarter of 2002.  For the six months ended June 30, 2003 and 2002, impairment losses of $500,000 and $830,000 were recorded, respectively.  These impairment losses are included in discontinued operations.

Preferred stock dividends.  We declared preferred stock dividends of $2.4 million in the second quarters of both 2003 and 2002 and $4.9 million for the both the six months ended June 30, 2003 and 2002.

Net income available to common stockholders was $18.2 million in the second quarter of 2003 and $16.0 million in the second quarter of 2002, an increase of $2.2 million.  Net income available to common stockholders increased to $33.8 million for the first six months of 2003 as compared to $31.9 million for the first six months of 2002.

The calculation to determine net income available to common stockholders includes gains and losses from the sale of investment properties.  The amount of gains and losses varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during the second quarter of 2003 was $2.55 million as compared to $1.31 million during the second quarter of 2002, an increase of $1.24 million.  The gain recognized from the sales of investment properties during the first six months of 2003 was $2.7 million as compared to $2.4 million during the first six months 2002, an increase of $297,000.

FUNDS FROM OPERATIONS

FFO for the second quarter of 2003 increased by $0.9 million, or 3.9%, to $23.9 million versus $23.0 million in the second quarter of 2002.  FFO for the first six months of 2003 increased by $2.5 million, or 5.5%, to $47.9 million as compared to $45.4 million for the first six months of 2002.  The following is a reconciliation of net income available to common stockholders to FFO, and information regarding distributions paid and diluted weighted average number of common shares outstanding (dollars in thousands):

	Three months ended 6/30/03	Three months ended 6/30/02	Six months ended 6/30/03	Six months ended 6/30/02
Net income available to common stockholders	$18,162	$16,017	$33,767	$31,883
Depreciation and amortization:
Continuing operations	8,265	7,416	16,271	14,673
Discontinued operations	54	223	141	470
Depreciation of furniture, fixtures and equipment	(28)	(34)	(57)	(67)
Provisions for impairment loss - discontinued operations	—	670	500	830
Gain on sales of investment properties:
Continuing operations	—	—	—	(340)
Discontinued operations	(2,550)	(1,305)	(2,716)	(2,079)

Total funds from operations	$23,903	$22,987	$47,906	$45,370

Distributions paid to common stockholders	$20,612	$19,114	$41,062	$37,934
FFO in excess of distributions to common stockholders	$3,291	$3,873	$6,844	$7,436
FFO per common share, basic and diluted	$0.68	$0.69	$1.37	$1.37
Weighted average number of common shares used for computation per share:
Basic	35,009,554	33,310,413	34,987,332	33,178,176
Diluted	35,059,608	33,368,359	35,032,944	33,230,817

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

AFFO for the second quarter of 2003 increased by $1.3 million, or 5.7%, to $24.3 million versus $23.0 million in the second quarter of 2002.  For the six months ended June 30, 2003 AFFO increased by $3.7 million, or 8.2%, to $48.9 million as compared to $45.2 million for the same period in 2002.  The following is a reconciliation of FFO to AFFO.  The adjustments are for non-cash items and capitalized expenditures on existing properties in our portfolio (dollars in thousands):

	Three months ended 6/30/03	Three months ended 6/30/02	Six months ended 6/30/03	Six months ended 6/30/02
Funds from operations (1)	$23,903	$22,987	$47,906	$45,370
Amortization of settlements on treasury lock agreements	189	189	378	378
Amortization of deferred financing costs (2)	183	145	337	289
Amortization of stock compensation	238	152	462	284
Capitalized leasing costs and commissions	(119)	(76)	(181)	(230)
Capitalized building improvements	(112)	(405)	(132)	(427)
Straight line rent (3)	11	(21)	161	(418)
Total adjusted funds from operations	$24,293	$22,971	$48,931	$45,246

Distributions paid to common stockholders	$20,612	$19,114	$41,062	$37,934
AFFO in excess of distributions to common stockholders	$3,681	$3,857	$7,869	$7,312
Weighted average number of common shares used for computation per share:
Basic	35,009,554	33,310,413	34,987,332	33,178,176
Diluted	35,059,608	33,368,359	35,032,944	33,230,817

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

(3) In 2003 our straight-line rent was less than our actual cash rent collected by the amounts indicated.  In 2002 our straight-line rent exceeded our actual cash rent collected by the amounts indicated.

FFO GENERATED BY CREST NET LEASE

Crest Net generated $157,000 in FFO for Realty Income during the second quarter of 2003 compared to $901,000 during the second quarter of 2002.  For six months ended June 30, 2003, Crest Net contributed $242,000 of FFO to Realty Income compared to $1.3 million for same period in 2002. The following is a calculation of the FFO generated by Crest Net (dollars in thousands):

	Three months ended 6/30/03	Three months ended 6/30/02	Six months ended 6/30/03	Six months ended 6/30/02
Gains from the sales of real estate acquired for resale	$296	$1,126	$572	$1,491
Rent and other revenue	134	481	229	956
Interest expense	(72)	(144)	(149)	(219)
General and administrative expenses	(71)	(88)	(243)	(284)
Property expenses	(10)	—	(16)	(42)
Income taxes	(120)	(474)	(151)	(638)

Total FFO generated by Crest Net	$157	$901	$242	$1,264

FFO per common share, basic and diluted	$0.004	$0.03	$0.01	$0.04

PROPERTY PORTFOLIO INFORMATION

As of June 30, 2003, we owned a diversified portfolio:

•              Of 1,250 properties;

•              With an occupancy rate of 98.7%, or 1,234 properties occupied of the 1,250 properties in the portfolio;

•              Leased to 81 different retail chains;

•              Doing business in 26 separate retail industries;

•              Located in 48 states;

•              With approximately 10.2 million square feet of leasable space; and

•              With an average leasable retail space of 8,100 square feet.

In addition to our real estate portfolio, at June 30, 2003, Crest Net had invested $4.7 million in three retail properties.  These properties are held for sale.

At June 30, 2003, 1,230, or 98.4%, of our 1,250 retail properties were owned under net-lease agreements.  Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.  In addition, tenants are typically responsible for future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

The following table sets forth certain information regarding our properties classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue (1)
	For the Quarter Ended June 30, 2003	For the Years Ended December 31,
26 Industries		2002	2001	2000	1999	1998	1997
Apparel stores	2.1%	2.3%	2.4%	2.4%	3.8%	4.1%	0.7%
Automotive collision services	0.1	—	—	—	—	—	—
Automotive parts	7.0	7.6	8.3	8.3	8.6	7.8	9.1
Automotive service	8.3	7.0	5.7	5.8	6.6	7.5	6.4
Book stores	0.4	0.4	0.4	0.5	0.5	0.6	0.5
Business services	0.1	0.1	0.1	0.1	0.1	*	—
Child care	18.8	20.8	23.9	24.7	25.3	29.2	35.9
Consumer electronics	3.2	3.3	4.0	4.9	4.4	5.4	6.5
Convenience stores	12.6	9.1	8.4	8.4	7.2	6.1	5.5
Crafts and novelties	0.5	0.4	0.4	0.4	0.4	*	—
Drug stores	0.2	0.2	0.2	0.2	0.2	0.1	—
Entertainment	2.7	2.3	1.8	2.0	1.2	—	—
General merchandise	0.5	0.5	0.6	0.6	0.6	*	—
Grocery stores	0.3	0.5	0.6	0.6	0.5	*	—
Health and fitness	3.7	3.8	3.6	2.4	0.6	0.1	—
Home furnishings	4.9	5.4	6.0	5.8	6.5	7.8	5.6
Home improvement	1.1	1.2	1.3	2.0	3.6	*	—
Office supplies	2.0	2.1	2.2	2.3	2.6	3.0	1.7
Pet supplies and services	1.6	1.7	1.6	1.5	1.1	0.6	0.2
Private education	1.3	1.3	1.5	1.4	1.2	0.9	—
Restaurants	12.2	13.5	12.2	12.3	13.3	16.2	19.8
Shoe stores	1.0	0.8	0.7	0.8	1.1	0.8	0.2
Sporting goods	3.9	4.1	0.9	—	—	—	—
Theaters	4.1	3.9	4.3	2.7	0.6	—	—
Travel plazas	0.4	—	—	—	—	—	—
Video rental	3.3	3.3	3.7	3.9	4.3	3.8	0.6
Other	3.7	4.4	5.2	6.0	5.7	6.0	7.3

Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

* Less than 0.1%

(1)          Includes rental revenue for all properties owned by Realty Income at the end of each period presented (including revenue from properties reclassified to discontinued operations) and excludes properties owned by our subsidiary, Crest Net.

The following table sets forth certain information regarding the properties owned by Realty Income at June 30, 2003, classified according to the retail business types and the level of services they provide (dollars in thousands):

Industry	Number of Properties (1)	Rental Revenue for the Quarter Ended June 30, 2003 (2)	Percentage of Rental Revenue

Tenants Providing Services
Automotive collision services	4	$52	0.1%
Automotive service	189	3,000	8.3
Child care	308	6,814	18.8
Entertainment	10	965	2.7
Health and fitness	10	1,356	3.7
Private education	5	462	1.3
Theaters	11	1,502	4.1
Other	8	1,351	3.7
	545	15,502	42.7

Tenants Selling Goods and Services
Automotive parts (with installation)	35	933	2.6
Business services	1	32	0.1
Convenience stores	170	4,579	12.6
Home improvement	2	47	0.1
Pet supplies and services	6	397	1.1
Restaurants	212	4,408	12.2
Travel plazas	1	134	0.4
Video rental	34	1,195	3.3
	461	11,725	32.4

Tenants Selling Goods
Apparel stores	5	775	2.1
Automotive parts	103	1,591	4.4
Book stores	2	152	0.4
Consumer electronics	36	1,146	3.2
Crafts and novelties	3	188	0.5
Drug stores	1	61	0.2
General merchandise	11	172	0.5
Grocery stores	2	100	0.3
Home furnishings	38	1,762	4.9
Home improvement	13	346	1.0
Office supplies	9	716	2.0
Pet supplies	4	188	0.5
Shoe stores	5	349	1.0
Sporting goods	12	1,403	3.9
	244	8,949	24.9
TOTALS	1,250	$36,176	100.0%

(1)          Excludes properties owned by our subsidiary, Crest Net.

(2)          Includes rental revenue for all properties owned by Realty Income at June 30, 2003 (including revenue from properties reclassified to discontinued operations of $131) and excludes revenue of $134 from properties owned by Crest Net.

Of the 1,250 properties in the portfolio at June 30, 2003, 1,245 were single-tenant properties with the remaining properties being multi-tenant properties.  At June 30, 2003, 1,230 of the 1,245 single-tenant properties, or 98.8%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 11.0 years.

The following table sets forth certain information regarding the timing of the initial lease term expirations (excluding extension options) on our 1,230 net-leased, single-tenant retail properties at June 30, 2003 (dollars in thousands):

Years	Number of Leases Expiring(1)	Rental Revenue for the Quarter Ended June 30, 2003 (2)	Percentage of Rental Revenue
2003	71	$1,404	4.0%
2004	123	2,538	7.3
2005	75	1,378	4.0
2006	88	1,956	5.6
2007	120	2,122	6.1
2008	75	1,609	4.6
2009	30	709	2.0
2010	42	921	2.7
2011	35	1,303	3.7
2012	49	1,521	4.4
2013	72	3,201	9.2
2014	36	1,638	4.7
2015	32	836	2.4
2016	14	378	1.1
2017	21	1,297	3.7
2018	17	517	1.5
2019	50	2,271	6.5
2020	10	916	2.6
2021	95	3,617	10.4
2022	96	2,427	7.0
2023	67	1,170	3.4
2024	2	97	0.3
2026	2	93	0.3
2033	3	324	0.9
2034	2	208	0.6
2037	3	338	1.0
Totals	1,230	$34,789	100.0%

(1)  Excludes properties owned by our subsidiary, Crest Net.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)          Includes rental revenue of $131 from properties reclassified to discontinued operations and excludes revenue of $1,323 from four multi-tenant properties, revenue of $64 from 16 single-tenant properties vacant and unleased at June 30, 2003 and revenue of $134 from properties owned by our subsidiary, Crest Net.

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of June 30, 2003 (dollars in thousands):

State	Number of Properties (1)	Percent Leased	Approximate Leasable Square Feet (1)	Rental Revenue for the Quarter Ended June 30, 2003 (2)	Percentage of Rental Revenue
Alabama	14	100%	137,600	$346	1.0%
Alaska	2	100	128,500	251	0.7
Arizona	35	94	240,700	961	2.7
Arkansas	8	100	48,800	241	0.7
California	60	100	989,900	3,537	9.8
Colorado	44	98	275,100	1,043	2.9
Connecticut	16	100	245,600	924	2.5
Delaware	16	100	29,100	339	0.9
Florida	89	100	1,247,700	3,695	10.2
Georgia	70	100	539,900	1,696	4.7
Idaho	11	100	52,000	187	0.5
Illinois	38	100	301,200	1,071	3.0
Indiana	27	100	150,100	526	1.4
Iowa	10	100	67,600	174	0.5
Kansas	21	100	190,000	556	1.5
Kentucky	13	100	43,600	276	0.8
Louisiana	7	100	47,100	181	0.5
Maryland	19	100	156,600	865	2.4
Massachusetts	30	100	138,300	727	2.0
Michigan	13	100	81,600	291	0.8
Minnesota	20	90	224,700	511	1.4
Mississippi	21	100	174,000	426	1.2
Missouri	34	100	225,200	744	2.1
Montana	2	100	30,000	74	0.2
Nebraska	10	100	91,200	295	0.8
Nevada	10	100	100,700	406	1.1
New Hampshire	6	100	23,900	149	0.4
New Jersey	23	100	110,800	978	2.7
New Mexico	5	100	46,000	87	0.2
New York	24	100	265,600	1,395	3.8
North Carolina	39	97	207,200	1,005	2.8
North Dakota	1	100	22,000	16	*
Ohio	73	99	467,900	1,604	4.4
Oklahoma	17	100	94,300	347	1.0
Oregon	18	100	206,000	488	1.3
Pennsylvania	50	100	291,000	1,177	3.2
Rhode Island	1	100	3,500	29	0.1
South Carolina	46	96	136,900	932	2.6
South Dakota	1	100	6,500	25	0.1
Tennessee	35	100	253,100	892	2.5
Texas	151	98	1,195,900	3,476	9.6
Utah	7	86	43,300	104	0.3
Vermont	1	100	2,500	22	0.1
Virginia	51	100	369,600	1,869	5.2
Washington	39	97	256,900	740	2.0
West Virginia	2	100	16,800	40	0.1
Wisconsin	16	88	162,300	384	1.1
Wyoming	4	100	20,100	74	0.2

Totals/Average	1,250	99%	10,158,900	$36,176	100.0%

* Less than 0.1%

(1)   Excludes properties owned by our subsidiary, Crest Net.

(2)          Includes rental revenue for all properties owned by Realty Income at June 30, 2003 (including revenue from properties reclassified to discontinued operations of $131) and excludes revenue of $134 from properties owned by Crest Net.

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

Approximately 98.4%, or 1,230, of the 1,250 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property costs and expenses.  Net leases tend to reduce our exposure to rising property expenses due to inflation.  Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

Item 3.                                   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations.  Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs.  To achieve these objectives we issue long-term notes, primarily at fixed rates and may selectively enter into derivative financial instruments such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.  We are not a party to any derivative financial instruments as of June 30, 2003.  We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques.  The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in table in millions):

	Expected Maturity Data								Total	Fair Value(5)
	2005		2007		2008		Thereafter
Fixed rate debt	—		$110.0	(2)	$100.0	(3)	$120.0	(4)	$330.0	$350.9
Average interest rate			7.75%		8.25%		5.81%		7.20%
Variable rate debt	$52.1	(1)	—				—		$52.1	$52.1
Average interest rate	1.97%								1.97%

(1) The credit facility expires in October 2005.

(2) $110 million matures in May 2007.

(3) $100 million matures in October 2008.

(4) $20 million matures in January 2009 and $100 million matures in March 2013.

(5) We base the fair value of the fixed rate debt at June 30, 2003 on the closing market price or indicative price per each note.  The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place at June 30, 2003.

The table incorporates only those exposures that exist as of June 30, 2003.  It does not consider those exposures or positions that could arise after that date.  As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

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

PART II.                                                OTHER INFORMATION

Item 4.                                                                                   Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 6, 2003. Two proposals were considered.  The first was to elect three directors to hold office for three years or until their successors are elected and qualified.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

All of management’s nominees for directors as listed in the proxy statement were elected with the following vote:

	Year Term Expires	Shares Voted For	Authority to Vote Withheld
William E. Clark, Jr.	2006	28,088,036	2,033,231
Thomas A. Lewis	2006	29,527,804	593,463
Kathleen R. Allen	2006	29,420,211	701,056

The following directors were not elected at the meeting but have terms continuing after the meeting, as set forth below:

Year Term Expires
Roger P. Kuppinger	2004
Michael D. McKee	2004
Donald R. Cameron	2005
Willard H. Smith, Jr.	2005

The second proposal was to approve the 2003 Incentive Award Plan of Realty Income Corporation.  The 2003 Incentive Award Plan of Realty Income Corporation was approved pursuant to the following vote:

Shares Voted For:	27,046,504
Shares Voted Against:	2,127,579
Shares Abstained:	947,697

Item 6.                                                                                   Exhibits And Reports On Form 8-K

A.  Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (filed as Appendix B to the Company’s Proxy Statement dated March 28, 1997 (“1997 Proxy Statement”) and incorporated herein by reference).

3.2	Bylaws of the Company (filed as Appendix C to the Company’s 1997 Proxy Statement and incorporated herein by reference).

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

3.6	Amendment to the Bylaws of the Company (filed herein).

4.1	Pricing Committee Resolutions and Form of 7.75% Notes due 2007 (filed as Exhibit 4.2 to the Company’s Form 8-K dated May 5, 1997 and incorporated herein by reference).

4.2	Indenture dated as of May 6, 1997 between the Company and The Bank of New York (filed as Exhibit 4.1 to the Company’s Form 8-K dated May 5, 1997 and incorporated herein by reference).

4.3	First Supplemental Indenture dated as of May 28, 1997, between the Company and The Bank of New York (filed as Exhibit 4.3 to the Company’s Form 8-B and incorporated herein by reference).

4.4

Rights Agreement, dated as of June 25, 1998, between Realty Income Corporation and The Bank of New York (filed as an exhibit 1 to the Company’s registration statement on Form 8-A, dated June 26, 1998, and incorporated herein by reference).

4.5	Pricing Committee Resolutions (filed as an exhibit 4.2 to the Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

Exhibit No.	Description

4.6	Form of 8.25% Notes due 2008 (filed as exhibit 4.3 to the Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

4.7	Indenture dated as of October 28, 1998 between Realty Income and The Bank of New York (filed as exhibit 4.1 to Realty Income’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

4.8	Pricing Committee Resolutions and Form of 8% Notes due 2009 (filed as exhibit 4.2 to Realty Income’s Form 8-K, dated January 21, 1999 and incorporated herein by reference).

4.9	Form of 5-3/8% Senior Notes due 2013 (filed as exhibit 4.2 to Realty Income’s Form 8-K, dated March 5, 2003 and incorporated herein by reference).

4.10

Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5-3/8% Senior Notes due 2013 (filed as exhibit 4.3 to Realty Income’s Form 8-K, dated March 5, 2003 and incorporated herein by reference).

10.1	First amendment dated July 16, 2003 to the $250 million Credit Agreement dated October 28, 2002 (filed herein).

31	Section 302 Certifications as filed by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

32	Section 906 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

B.        One report on Form 8-K was filed by the registrant during the quarter for which this report is filed.

            We filed a Form 8-K dated May 1, 2003 announcing that we issued a press release, which sets forth our results of operations for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

/s/ GREGORY J. FAHEY
Date: August 6, 2003	Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)