Form 10-Q
period 2003-09-30
REALTY INCOME CORP
filed 2003-11-06
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003, or

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

(760) 741-2111

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ☐

There were 37,909,427 shares of common stock outstanding as of November 5, 2003.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒   No ☐

REALTY INCOME CORPORATION

Form 10-Q

September 30, 2003

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements
The company
Recent developments
Liquidity and capital resources
Results of operations
Funds from operations available to common stockholders
FFO generated by Crest Net Lease
Property portfolio information
Impact of inflation

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Item 4:	Controls and Procedures

PART II.	OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K

SIGNATURE

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2003 and December 31, 2002

(dollars in thousands, except per share data)

	2003	2002
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$494,872	$467,488
Buildings and improvements	854,605	818,412
	1,349,477	1,285,900
Less accumulated depreciation and amortization	(265,399)	(254,250)
Net real estate held for investment	1,084,078	1,031,650
Real estate held for sale, net	37,611	6,528
Net real estate	1,121,689	1,038,178
Cash and cash equivalents	5,709	8,921
Accounts receivable	3,384	4,408
Goodwill, net	17,206	17,206
Other assets	13,056	11,517
Total assets	$1,161,044	$1,080,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$6,961	$6,801
Accounts payable and accrued expenses	8,423	5,047
Other liabilities	6,259	6,227
Line of credit payable	95,300	109,700
Notes payable	330,000	230,000
Total liabilities	446,943	357,775

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000 shares authorized, 4,125,700 shares issued and outstanding	99,368	99,368
Common stock and paid in capital, par value $1.00 per share, 100,000,000 shares authorized, 35,024,327 and 34,874,827 shares issued and outstanding in 2003 and 2002, respectively	857,770	855,818
Distributions in excess of net income	(243,037)	(232,731)
Total stockholders’ equity	714,101	722,455
Total liabilities and stockholders’ equity	$1,161,044	$1,080,230

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three and nine months ended September 30, 2003 and 2002

(dollars in thousands, except per share data)

(unaudited)

	Three months ended 9/30/03	Three months ended 9/30/02	Nine months ended 9/30/03	Nine Months Ended 9/30/02
REVENUE
Rental	$37,055	$34,195	$108,057	$98,693
Gain on sales of real estate acquired for resale	316	969	888	2,460
Interest and other	219	214	345	295
	37,590	35,378	109,290	101,448

EXPENSES
Interest	6,660	5,919	19,243	17,327
Depreciation and amortization	8,272	7,750	24,419	22,300
General and administrative	2,637	2,302	8,091	7,050
Property	666	760	1,884	1,882
Income taxes	238	503	660	1,389
	18,473	17,234	54,297	49,948

Income from operations	19,117	18,144	54,993	51,500
Gain on sales of investment properties	—	—	—	340
Income from continuing operations	19,117	18,144	54,993	51,840
Income from discontinued operations	1,212	3,676	3,959	6,719

Net income	20,329	21,820	58,952	58,559
Preferred stock dividends	(2,428)	(2,428)	(7,285)	(7,284)
Net income available to common stockholders	$17,901	$19,392	$51,667	$51,275

Basic income from continuing operations	$0.48	$0.46	$1.36	$1.32
Diluted income from continuing operations	$0.48	$0.46	$1.36	$1.31

Basic net income per common share	$0.51	$0.56	$1.48	$1.53
Diluted net income per common share	$0.51	$0.56	$1.47	$1.52

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2003 and 2002

(dollars in thousands)

(unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58,952	$58,559
Adjustments to net income:
Depreciation and amortization	24,419	22,300
Income from discontinued operations	(3,959)	(6,719)
Cash from discontinued operations	1,022	3,361
Investment in real estate acquired for resale	(29,503)	(5,829)
Proceeds from sales of real estate acquired for resale	5,149	20,161
Gain on sales of real estate acquired for resale	(888)	(2,460)
Gain on sales of investment properties	—	(340)
Amortization of deferred stock compensation	707	439
Change in assets and liabilities:
Accounts receivable and other assets	2,732	3,332
Accounts payable, accrued expenses and other liabilities	2,209	2,477
Net cash provided by operating activities	60,840	95,281

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties:
From continuing operations	—	1,198
From discontinued operations	11,955	14,294
Acquisition of and additions to investment properties	(92,261)	(116,369)
Net cash used in investing activities	(80,306)	(100,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	178,400	196,800
Payments under lines of credit	(192,800)	(179,900)
Proceeds from notes issued, net of costs of $1,494	98,506	—
Distributions to common stockholders	(61,812)	(57,773)
Distributions to preferred stockholders	(7,285)	(7,284)
Proceeds from stock offerings, net of offering costs of $2,914	—	57,122
Proceeds from other common stock issuances	1,245	2,555
Net cash provided by financing activities	16,254	11,520

Net increase (decrease) in cash and cash equivalents	(3,212)	5,924

Cash and cash equivalents, beginning of period	8,921	2,467

Cash and cash equivalents, end of period	$5,709	$8,391

For supplemental disclosures, see note 9.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

2.                   Note Offering

In March 2003, we issued $100 million of 5-3/8% senior unsecured notes due 2013 (the “2013 Notes”).  The notes were sold at 99.509% of par.  The net proceeds from this offering were used to repay borrowings under our unsecured acquisition credit facility.  Interest on the 2013 Notes is paid semiannually.

3.                   Retail Properties Acquired

A.  Realty Income and Crest Net in total invested $124.3 million during the first nine months of 2003 in 91 new retail properties and properties under development.  These 91 properties are located in 16 states, will contain approximately 623,000 leasable square feet and are 100% leased, with an average initial lease term of 19.9 years.

During the first nine months of 2002, Realty Income and Crest Net combined invested $120.8 million in 103 new retail properties and properties under development.  These 103 properties are located in 24 states, with approximately 566,500 leasable square feet and are 100% leased, with an average initial lease term of 20.0 years.

B.  Realty Income invested $94.7 million during the first nine months of 2003 in 78 new retail properties and properties under development with an initial weighted average contractual lease rate of 10.7%.  These 78 properties are located in 13 states, will contain approximately 439,600 leasable square feet and are 100% leased, with an average initial lease term of 19.9 years.

During the first nine months of 2002, Realty Income invested $115.5 million in 100 new retail properties and properties under development with an initial weighted average contractual lease rate of 10.4%.  These 100 properties are located in 24 states, contain approximately 553,300 leasable square feet and are 100% leased, with an average initial lease term of 20.1 years.

C.  Crest Net Lease, Inc. (“Crest Net”) invested $29.6 million during the first nine months of 2003 in 13 new retail properties and properties under development.  During the first nine months of 2002, Crest Net invested $5.3 million in three new retail properties and properties under development.

D.  Crest Net’s property inventory at September 30, 2003 and December 31, 2002 totaled $28.1 million and $4.6 million, respectively, and is included in real estate held for sale, net, on our consolidated balance sheets.

4.                   Gain on Sales of Investment Properties by Realty Income

During the third quarter of 2003, we sold seven investment properties for $4.0 million, which resulted in a gain of $1.1 million.  During the third quarter of 2002, we sold nine investment properties for $8.7 million, which resulted in a gain of $3.1 million. Included in the nine properties was one property leased by one of our tenants that we exchanged for another property owned by that same tenant.  The exchange value assigned to the property we exchanged was $431,000.  Each of these gains on sales of investment properties is included in discontinued operations.

During the first nine months of 2003, we sold 21 investment properties and exchanged three excess land parcels (from three properties) for $13.7 million, which resulted in a gain of $3.8 million.  This gain is included in discontinued operations.  During the first nine months of 2002, we sold 25 investment properties for $15.9 million, which resulted in a gain of $5.5 million.  Of this gain, $5.1 million is included in discontinued operations.

5.                   Gain on Sales of Real Estate Acquired for Resale by Crest Net

During the third quarter of 2003, Crest Net sold one property for $2.8 million, which resulted in a gain of $316,000.  As part of this sale, Crest Net provided buyer financing in the form of a $1.9 million promissory note.  This note was paid in full in October 2003.  During the third quarter of 2002, Crest Net sold six properties for $8.4 million, which resulted in a gain of $1.0 million.

During the first nine months of 2003, Crest Net sold four properties for $7.1 million, which resulted in a gain of $888,000.  During the first nine months of 2002, Crest Net sold 17 properties for $20.2 million, which resulted in a gain of $2.5 million.

6.                   Discontinued Operations

The operations of 13 properties listed as held for sale at September 30, 2003, plus properties sold in 2002 and 2003, were reported as discontinued operations.  The following is a summary of our discontinued operations (dollars in thousands):

	Three Months Ended 9/30/03	Three Months Ended 9/30/02	Nine Months Ended 9/30/03	Nine Months Ended 9/30/02

Rental and other revenue	$302	$995	$1,316	$3,583
Gain on sales of investment properties	1,108	3,066	3,824	5,144
Depreciation and amortization	(52)	(214)	(318)	(807)
Property expenses	(76)	(21)	(293)	(221)
Provisions for impairment	(70)	(150)	(570)	(980)
Income from discontinued operations	$1,212	$3,676	$3,959	$6,719

Basic and diluted income from discontinued operations per common share	$0.03	$0.11	$0.11	$0.20

7.                   Distributions Paid and Payable

A.  We pay monthly distributions to our common stockholders.  The following is a summary of the monthly cash distributions per common share paid during the nine months ended September 30, 2003 and 2002.  At September 30, 2003, a distribution of $0.19875 per common share was declared (and was paid on October 15, 2003).

Month	2003	2002

January	$0.19500	$0.19000
February	0.19500	0.19000
March	0.19500	0.19000
April	0.19625	0.19125
May	0.19625	0.19125
June	0.19625	0.19125
July	0.19750	0.19250
August	0.19750	0.19250
September	0.19750	0.19250

Total	$1.76625	$1.72125

B.  In May 1999, we issued 2,760,000 shares of 9-3/8% Class B cumulative redeemable preferred stock (the “Class B Preferred”), of which 2,745,700 shares were outstanding during the first nine months of 2003 and 2002.  Beginning May 25, 2004, the Class B Preferred shares are redeemable at our option for $25.00 per share.  Dividends on the Class B Preferred are paid quarterly in arrears.  During each of the first three quarters of 2003 and 2002, we paid a quarterly dividend to holders of our Class B Preferred of $0.5859 per share, totaling $4.8 million for the first nine months of 2003 and 2002.

C.  In July 1999, we issued 1,380,000 shares of 9-1/2% Class C cumulative redeemable preferred stock (the “Class C Preferred”), all of which were outstanding during the first nine months of 2003 and 2002.  Beginning July 30, 2004, the Class C Preferred shares are redeemable at our option for $25.00 per share.  Dividends on the Class C Preferred are paid monthly in arrears.  During each of the first nine months of 2003 and 2002, we paid nine monthly dividends to holders of our Class C Preferred of $0.1979 per share totaling $2.5 million.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended 9/30/03	Three months ended 9/30/02	Nine months ended 9/30/03	Nine months ended 9/30/02
Weighted average shares used for the basic net income per share computation	35,021,934	34,482,522	34,998,993	33,617,736
Incremental shares from the assumed exercise of stock options	50,797	55,485	47,359	53,599
Adjusted weighted average shares used for diluted net income per share computation	35,072,731	34,538,007	35,046,352	33,671,335

No stock options were anti-dilutive for the three and nine months ended September 30, 2003 and 2002.

9.                   Supplemental Disclosures of Cash Flow Information

Interest paid during the first nine months of 2003 and 2002 was $16.0 million and $14.4 million, respectively.  Interest capitalized to properties under development was $557,000 in the first nine months of 2003 and $388,000 in the first nine months of 2002.

Income taxes paid by Realty Income and Crest Net in the first nine months of 2003 and 2002 totaled $558,000 and $1.6 million, respectively.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements (dollars in thousands):

A.                     Restricted stock grants resulted in the following:

	2003	2002
Common stock and paid in capital	$3,323	$3,291
Common stock and paid in capital, deferred stock compensation	$(3,323)	$(3,291)

B.                       In 2003, we exchanged excess land parcels from three different properties leased by one of our tenants for land (with improvements) owned by that same tenant.  The land exchanged and received was valued at $1.7 million and no gain or loss was recognized.

In 2002, the exchange of one property valued at $431 for another property resulted in land being reduced by $23 and building being increased by $23.

C.                       In 2003, accrued costs on properties under development resulted in buildings and other liabilities being increased by $1.2 million.

D.                      In 2003, Crest Net sold a property and took back a mortgage note, which resulted in the following:

Land	$(676)
Building	(1,256)
Other assets	$1,932

10.            Segment Information

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

In accordance with Financial Accounting Standard No. 131, “disclosures about segments of an enterprise and related information”, the following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of September 30, 2003 that account for at least 75% of our total consolidated revenue (dollars in thousands):

Revenue for the:	Three months ended 9/30/03	Three months ended 9/30/02	Nine months ended 9/30/03	Nine months ended 9/30/02

Segment rental revenue:
Automotive parts	$1,594	$1,589	$4,843	$4,822
Automotive service	3,164	2,757	9,007	6,676
Child care	6,720	6,651	19,779	19,653
Consumer electronics	1,124	1,124	3,398	3,362
Convenience stores	4,919	3,577	13,301	8,747
Entertainment	973	972	2,903	2,230
Health and fitness	1,356	1,394	4,112	3,990
Home furnishings	1,823	1,750	5,430	5,204
Restaurants	4,396	4,128	13,096	12,574
Sporting goods	1,403	1,396	4,208	4,188
Theaters	1,507	1,302	4,508	3,907
Video rental	1,209	1,154	3,583	3,406
Other non-reportable segments (1)	6,867	6,401	19,889	19,934
Reconciling items:
Gain on sales of real estate acquired for resale	316	969	888	2,460
Interest and other	219	214	345	295
Total revenue	$37,590	$35,378	$109,290	$101,448

(1)  Consolidates 16 retail industry segments, as well as properties owned by Crest Net.

	Assets
As of:	9/30/03	12/31/02
Segment real estate, net of depreciation and amortization:
Automotive parts	$43,158	$44,512
Automotive service	95,129	87,436
Child care	126,165	133,612
Consumer electronics	33,593	34,323
Convenience stores	166,321	124,394
Entertainment	38,904	38,850
Health and fitness	54,712	51,202
Home furnishings	59,817	61,201
Restaurants	119,063	123,233
Sporting goods	50,478	49,165
Theaters	53,036	53,755
Video rental	35,712	36,572
Other non-reportable segments (1)	245,601	199,923

Total net real estate	1,121,689	1,038,178
Non-real estate assets	39,355	42,052

Total assets	$1,161,044	$1,080,230

(1)  Consolidates 16 retail industry segments, as well as properties owned by Crest Net.

11.            Stock Option Plan

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

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value method had been applied to all outstanding and unvested awards (dollars in thousands, except per share amounts):

	Three months ended 9/30/03	Three months ended 9/30/02	Nine months ended 9/30/03	Nine months ended 9/30/02
Net income available to common stockholders, as reported	$17,901	$19,392	$51,667	$51,275
Add: Stock option-based compensation expense included in reported net income	3	3	9	9
Deduct: Total stock option-based compensation expense determined under fair value method for all awards, net of related tax effects	(7)	(26)	(21)	(79)
Pro forma net income available to common stockholders	$17,897	$19,369	$51,655	$51,205

Earnings per common share:
As reported – basic	$0.51	$0.56	$1.48	$1.53
As reported – diluted	$0.51	$0.56	$1.47	$1.52
Proforma – basic	$0.51	$0.56	$1.48	$1.52
Proforma – diluted	$0.51	$0.56	$1.47	$1.52

12.            Commitments and Contingencies

In the ordinary course of our business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business.  We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated statements taken as a whole.

We have committed to pay estimated unfunded development costs of $8.9 million on properties under development at September 30, 2003.

13.            Subsequent Events

A.  In October 2003, we acquired a portfolio of 114 convenience store properties for $94.5 million. Of the $94.5 million, $69.5 million was acquired by Realty Income and $25 million was acquired by Crest Net.  The properties were purchased from The Pantry Inc. under 20-year, net-lease agreements. The stores are, on average, approximately 2,700 leasable square feet and have an average 14-year operating history.

B.  In October 2003, we issued 2.875 million shares of common stock at a price to the public of $40.59 per share.  The net proceeds from this offering were approximately $110.8 million and were used to repay a portion of the amount outstanding on the Company’s $250 million unsecured acquisition credit facility.

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

As of September 30, 2003, we owned a diversified portfolio:

•                  Of 1,254 retail properties;

•                  With an occupancy rate of 98.9%, or 1,240 properties occupied of the 1,254 properties in the portfolio;

•                  Leased to 84 different retail chains doing business in 28 separate retail industries;

•                  Located in 48 states;

•                  With over 10.5 million square feet of leasable space; and

•                  With an average leasable retail space of 8,400 square feet.

Of the 1,254 properties in the portfolio, 1,249, or 99.6%, are single-tenant retail properties with the remaining five being multi-tenant properties.  As of September 30, 2003, 1,236, or 99.0%, of the 1,249 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 10.9 years.

In addition to our real estate portfolio, at September 30, 2003, Crest Net Lease owned 13 properties totaling $28.1 million.  These properties are held for sale.

We typically acquire retail store properties under long-term leases with retail chain store operators. These transactions provide capital to the operators for continued expansion and other corporate purposes.  Our acquisition and investment activities are concentrated in well-defined target markets and generally focus on middle-market retailers providing goods and services that satisfy basic consumer needs.

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

RECENT DEVELOPMENTS

The Pantry Acquisition.  In October 2003, we acquired a portfolio of 114 convenience stores properties for $94.5 million. Of the $94.5 million, $69.5 million was acquired by Realty Income and $25 million was acquired by Crest Net.  The properties were purchased from The Pantry Inc. under 20-year, net-lease agreements. The stores are, on average, approximately 2,700 leasable square feet and have an average 14-year operating history.

Issuance of Common Stock.  In October 2003, we issued 2.875 million shares of common stock at a price to the public of $40.59 per share.  The net proceeds from this offering were approximately $110.8 million and were used to repay a portion of the amount outstanding on our $250 million unsecured acquisition credit facility.

Increased Acquisition Activity.  In October 2003, we announced that we anticipate substantially exceeding our previous estimate of acquiring $150 million in new properties during 2003.

In addition to the Pantry acquisition discussed above, we also announced that we are negotiating the acquisition of another portfolio of properties, in an industry in which we have previously invested, for approximately $135 million. We are also actively evaluating other acquisition opportunities and one or more of these acquisitions may close during the fourth quarter of 2003. We anticipate that the majority of properties that may be acquired during the balance of 2003 will be held for long-term investment within Realty Income’s real estate portfolio and the remainder of the properties will be allocated to Crest Net Lease for subsequent sale.

All of these transactions are in various stages of evaluation, negotiation and documentation, or are subject to conditions over which we may not have control. We cannot, therefore, give assurances that we will be able to complete these transactions.

Acquistions during the third quarter of 2003

Realty Income and Crest Net in total invested $53.0 million during the third quarter of 2003 in 22 new properties and properties under development.  These 22 properties are located in 11 states and are 100% leased with an initial average lease length of 19.1 years.

Realty Income invested $27.1 million during the third quarter of 2003 in 11 new properties and properties under development with an initial weighted average contractual lease rate of 10.0%.  These 11 properties are located in seven states and are 100% leased with an initial average lease length of 18.6 years and will contain approximately 208,000 leasable square feet.

Crest Net invested $25.9 million during the third quarter of 2003 in 11 new retail properties and properties.

Acquisitions during the first nine months of 2003.

Realty Income and Crest Net in total invested $124.3 million during the first nine months of 2003 in 91 new properties and properties under development.  These 91 properties are located in 16 states and are 100% leased with an initial average lease length of 19.9 years.

Realty Income invested $94.7 million during the first nine months of 2003 in 78 new properties and properties under development with an initial weighted average contractual lease rate of 10.7%.  These 78 properties are located in 13 states and are 100% leased with an initial average lease length of 19.9 years and will contain approximately 440,000 leasable square feet.

In the first nine months of 2003, included in the investments by Realty Income is $10.4 million invested in properties acquired before 2003 that were under development.  Estimated unfunded development costs on Realty Income and Crest Net properties under development at September 30, 2003 totaled $8.9 million.  At September 30, 2003, six new properties acquired during the first nine months were leased and under development, pursuant to contracts under which the tenants agreed to develop the properties (with development costs funded by Realty Income or Crest Net) with rent scheduled to begin at various times during the next nine months.

The initial weighted average annual unleveraged return on our investments is computed as estimated contractual net operating income (which in the case of a net-leased property is equal to the base rent or, in the case of properties under development, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentages listed above.

The 78 new properties acquired by Realty Income are net-leased to 12 different retail chains in eight industries: automotive collision service, automotive service, convenience stores, equipment rental services, grocery stores, restaurants, sporting goods and travel plazas.  During the first nine months of 2003, we added two new industries (equipment rental services and travel plazas) to our portfolio.  This quarter we segregated the automotive tire service industry from the automotive parts industry.  This change was made because the two industries have different economic characteristics.

Crest Net invested $29.6 million during the first nine months of 2003 in 13 new retail properties and properties under development.

Investments in existing properties

In the third quarter of 2003, we capitalized costs of $70,000 on existing properties in our portfolio, $57,000 for re-leasing costs and $13,000 for building improvements.  In the first nine months of 2003, we capitalized costs of $382,000 on existing properties in our portfolio, $238,000 for re-leasing costs and $144,000 for building improvements.

Net Income Available to Common Stockholders was $17.9 million in the third quarter of 2003 versus $19.4 million in the third quarter of 2002, a decrease of $1.5 million.  On a diluted per common share basis, net income was $0.51 per share for the third quarter of 2003 as compared to $0.56 per share for the third quarter of 2002.  Net income available to common stockholders was $51.7 million in the first nine months of 2003 and $51.3 million in the first nine months of 2002.  On a diluted per common share basis, net income was $1.47 per share for the first nine months of 2003 and was $1.52 for the first nine months of 2002.

The calculation to determine net income available to common stockholders includes gains and losses from the sale of investment properties.  The amount of gains and losses varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during the third quarter of 2003 was $1.1 million as compared to $3.1 million during the third quarter of 2002.  The gain recognized from the sales of investment properties during the first nine months of 2003 was $3.8 million as compared to $5.5 million during the first nine months 2002.

Funds from Operations Available to Common Stockholders (FFO).  For the third quarter of 2003, FFO increased 3.3% to $25.1 million compared to $24.3 million for the same quarter in 2002.  On a diluted per common share basis, FFO was $0.72 per share in the third quarter of 2003 compared to $0.70 per share for the third quarter in 2002, an increase of 2.9%.  In the first nine months of 2003, our FFO increased 5.4% to $72.5 million as compared to $68.8 million for the first nine months of 2002.  On a diluted per common share basis, FFO increased to $2.07 per share for the first nine months of 2003 as compared to $2.04 per share for the same period in 2002, an increase of 1.5%.  See our discussion of FFO, including a reconciliation of net income available to common stockholders to FFO in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In the third quarter of 2003, Crest Net generated $224,000 in FFO for Realty Income compared to $677,000 in the third quarter of 2002, a decrease of $453,000.  On a diluted per common share basis, in the third quarter of 2003, Crest Net contributed FFO of $0.01 compared to $0.02 in the third quarter of 2002.  In the first nine months of 2003, Crest Net generated $467,000 in FFO for Realty Income compared to $1.94 million in the same period of 2002, a decrease of $1.5 million.  On a diluted per common share basis, in the first nine months of 2003, Crest Net contributed FFO of $0.01 compared to $0.06 in the same period of 2002.  As a result of the increase in Crest Net’s inventory, we anticipate Crest Net’s FFO contributions to accelerate over the next several quarters.  The future contribution, if any, to our FFO by Crest Net will depend on the timing and the number of property acquisitions and sales it achieves, if any, in a given period.

Sales of Investment Properties.  During the third quarter of 2003, we sold seven properties for $4.0 million, which resulted in a gain of $1.1 million.  For the first nine months of 2003, we sold 21 properties and exchanged excess land parcels from three properties for a total of $13.7 million, which resulted in a gain of $3.8 million.  The 21 properties sold consisted of ten child care facilities, seven restaurants, two home improvement centers, one auto service location and one other property.  The land sales were on three convenience store locations.  These gains are included in discontinued operations.  The net proceeds from the sale of these properties were used to repay outstanding indebtedness on our credit facility and to invest in new properties.

Crest Net Property Sales.  During the third quarter of 2003, our wholly-owned subsidiary, Crest Net sold one property from its inventory for $2.8 million, which resulted in a gain of $316,000.  As part of this sale, Crest Net provided buyer financing in the form of a $1.9 million promissory note.  This note was paid in full in October 2003.  During the first nine months of 2003, Crest Net has sold four properties for $7.1 million, which resulted in a gain of $888,000.

Crest Net’s Property Inventory at September 30, 2003 and December 31, 2002 totaled $28.1 million and $4.6 million, respectively, and is included in real estate held for sale, net, on our consolidated balance sheets

The financial statements of Crest Net are consolidated into Realty Income’s financial statements.  All material intercompany transactions have been eliminated in consolidation.

Increase in Monthly Distributions to Common Stockholders. We continue our 34-year policy of paying distributions monthly.  Monthly distributions per share were increased $0.00125 in January 2003 to $0.195, in April 2003 to $0.19625; in July 2003 to $0.1975 and in October 2003 to $0.19875.  The increase in October was our 24th consecutive quarterly increase and 26th increase since our listing in 1994 on the New York Stock Exchange, or NYSE.  In September and October 2003, we declared distributions of $0.19875 per share, which were paid on October 15, 2003 and payable on November 17, 2003, respectively.

The monthly distribution of $0.19875 per share represents a current annualized distribution of $2.385 per share, and an annualized distribution yield of approximately 6.0% based on a closing price on November 4, 2003 of $39.97 for our common stock, traded on the NYSE.  Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be for any future period.

Credit Ratings Upgrade.  In February 2003, our credit ratings were upgraded by Moody’s Investors Service.  Our senior unsecured debt rating was raised to Baa2 from Baa3 and our preferred stock rating was raised to Baa3 from Ba1, with a stable outlook.

Other Information

Realty Income and Crest Net together had 57 employees as of November 1, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves.  Realty Income is organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties.  We intend to retain an appropriate amount of cash as working capital.  At September 30, 2003, we had cash and cash equivalents totaling $5.7 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facility.

$250 Million Bank Credit Facility.  We have a $250 million revolving, unsecured credit facility that expires in October 2005.  Realty Income’s current investment grade credit ratings provide for financing under the $250 million credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 90 basis points with a facility fee of 20 basis points, for all-in drawn pricing of 110 basis points over LIBOR.  At November 4, 2003, we had borrowing capacity of $169.3 million available on our credit facility and an outstanding balance of $80.7 million with an effective interest rate of 2.0%.

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

Table of Debt Obligations

(as of September 30, 2003, in millions)

Year of Maturity	Credit Facility	Notes	Totals
2005	$95.3	$—	$95.3
2007	—	110.0	110.0
2008	—	100.0	100.0
2009	—	20.0	20.0
2013	—	100.0	100.0
Totals	$95.3	$330.0	$425.3

Preferred Stock Outstanding.  In May 1999, we issued 2,760,000 shares of 9-3/8% Class B cumulative redeemable preferred stock (the “Class B Preferred”), of which 2,745,700 shares were outstanding during the first nine months of 2003 and 2002.  Beginning May 25, 2004, the Class B Preferred shares are redeemable at our option for $25.00 per share.  Dividends on the Class B Preferred are paid quarterly in arrears.

In July 1999, we issued 1,380,000 shares of 9-1/2% Class C cumulative redeemable preferred stock (the “Class C Preferred”), all of which were outstanding during the first nine months of 2003 and 2002.  Beginning July 30, 2004, the Class C Preferred shares are redeemable at our option for $25.00 per share.  Dividends on the Class C Preferred are paid monthly in arrears.

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

Universal Shelf Registration.  In December 2002, we filed a universal shelf registration statement with the SEC registering the issuance of up to $500 million in aggregate value of common stock, preferred stock and debt securities.  This registration statement was declared effective by the SEC in January 2003.  At November 4, 2003, $283.3 million remained available for issuance under our universal shelf registration statement.

Conservative Capital Structure.  We believe that our stockholders are best served by a conservative capital structure.  Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At November 4, 2003, our total outstanding credit facility borrowings and outstanding notes were $410.7 million or approximately 20.2% of our total market capitalization of $2.03 billion.  We define our total market capitalization as the sum of the:

•                  Shares of our common stock outstanding of 37,909,427 multiplied by the last reported sales price of our common stock on the NYSE on November 4, 2003 of $39.99 per share;

•                  Liquidation value of the Class B Preferred Stock of $68.6 million;

•                  Liquidation value of the Class C Preferred Stock of $34.5 million; and

•                  Outstanding borrowings on the credit facility and outstanding notes at November 4, 2003.

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

As we have no joint ventures or off-balance sheet entities, our financial position or results of operations are currently not effected by Financial Accounting Standard Board Interpretation No. 46, Consolidation of Variable Interest Entities and Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Distributions.  We pay monthly cash distributions to our common stockholders.  During the first nine months of 2003 we paid aggregate distributions to our common stockholders of $61.8 million.

We pay quarterly cash distributions to our Class B preferred stockholders.  During the first nine months of 2003 we paid aggregate distributions to our Class B preferred stockholders of $4.8 million.

We pay monthly cash distributions to our Class C preferred stockholders.  During the first nine months of 2003 we paid aggregate distributions to our Class C preferred stockholders of $2.5 million.

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains) and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains).  In 2002, our distributions totaled approximately 107.1% of our REIT taxable income.  Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization.  We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes.  Our distributions to common stockholders were 85.3% of our funds from operations available to common stockholders for the first nine months of 2003.

Future distributions will be at the discretion of our Board of Directors and will depend upon, among other things, our net income, FFO, cash flow from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, our debt service requirements and any other factors the Board of Directors may deem relevant.  In addition, our credit facility contains financial covenants which could limit the amount of distributions payable by us in the event of a deterioration in our results of operations or financial condition, and which prohibits the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

RESULTS OF OPERATIONS

Critical Accounting Polices.  Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.  Our consolidated financial statements are the basis for our discussion and analysis of financial condition and results of operations.  Completing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported values and disclosures in the consolidated financial statements.  We believe that we have made these estimates and assumptions in an appropriate manner in a way that accurately reflects our financial condition.  We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors to ensure that they are reasonable for reporting purposes.  However actual results may differ from these estimates and assumptions.

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by generally accepted accounting principles, many subjective judgments must be made with regard to critical accounting polices.  One of these judgments includes our estimates for useful lives in determining depreciation expense for our properties.  Depreciation of buildings and improvements is computed using the straight–line method over an estimated useful life of 25 years.  If we use a shorter or longer estimated useful life it could have a material impact on our results of operations.  We believe that 25 years is an appropriate estimate of useful life.  No depreciation has been recorded on Crest Net’s properties because they are held for sale.

Another significant judgment that must be made is the possible impairment losses taken on our properties when events or change in circumstances indicate that the carrying amount of the asset may not be recoverable.  Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value.  Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset.  If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less cost to sell.  The carrying value of our real estate is the largest component of our consolidated balance sheet.  If events should occur that required us to reduce the carrying value of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations.

The following is a comparison of our results of operations for the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2002.

Rental revenue was $37.1 million for the third quarter of 2003 versus $34.2 million for the third quarter of 2002, an increase of $2.9 million, or 8.5%.  The $2.9 million increase in rental revenue is attributable to:

•                  The 78 retail properties acquired in the first nine months of 2003, which generated revenue of $1.8 million;

•                  The 108 retail properties acquired in 2002, which generated revenue of $3.3 million in the third quarter of 2003 compared to $2.6 million in the third quarter of 2002, an increase of $700,000;

•                  Same store rents generated on 1,024 leased properties owned in all of both the third quarters of 2003 and 2002 increased by $430,000, or 1.4%, to $31.00 million from $30.57 million;

•                  Properties owned by Crest Net, which generated revenue of $211,000 in the third quarter of 2003 compared to $304,000 in the third quarter of 2002, a decrease of $93,000;

•                  Development properties acquired before 2002 that started paying rent in 2002, properties that were vacant during part of 2002 or 2003 and lease termination settlements generated revenue of $726,000 in the third quarter of 2003 compared to $848,000 in the same quarter of 2002, a decrease of $122,000; and

•                  An increase in straight-line rent of $290,000 in the third quarter of 2003 as compared to the third quarter of 2002.

Rental revenue was $108.1 million for the first nine months of 2003 versus $98.7 million for the first nine months of 2002, an increase of $9.4 million, or 9.5%.  The $9.4 million increase in rental revenue is attributable to:

•                  The 78 retail properties acquired in the first nine months of 2003, which generated revenue of $3.1 million;

•                  The 108 retail properties acquired in 2002, which generated revenue of $9.9 million in the first nine months of 2003 compared to $3.4 million in the first nine months of 2002, an increase of $6.5 million;

•                  Same store rents generated on 1,024 leased properties owned in all of both the first nine months of 2003 and 2002 increased by $1.1 million or 1.2%, to $92.29 million from $91.22 million;

•                  Properties owned by Crest Net, which generated revenue of $432,000 in the first nine months of 2003 compared to $1.26 million in the first nine months of 2002, a decrease of $825,000;

•                  Development properties acquired before 2002 that started paying rent in 2002, properties that were vacant during part of 2002 or 2003 and lease termination settlements generated revenue of $2.53 million in the first nine months of 2003 compared to $2.50 million in the same period of 2002, an increase of $30,000; and

•                  A decrease in straight-line rent of $289,000 in the first nine months of 2003 as compared to the first nine months of 2002.

Of the 1,254 properties in the portfolio as of September 30, 2003, 1,249 are single-tenant properties with the remaining five properties being multi-tenant properties.  Of the 1,249 single-tenant properties, 1,236, or 99.0%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 10.9 years at September 30, 2003.  Of our 1,236 leased single-tenant properties, 1,162 or 94.0% were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index with adjustment ceilings;

•                  Overage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue during the third quarter of 2003 and 2002, was $206,000 and $253,000, respectively.  Percentage rent, which is included in rental revenue during the first nine months of 2003 and 2002, was $330,000 and $453,000, respectively.

Our portfolio of retail real estate leased primarily under net leases to regional and national retail chains continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  As of September 30, 2003, our portfolio of 1,254 retail properties was 98.9% leased with 14 properties available for lease.  Transactions to lease or sell five of the 14 properties available for lease were underway or completed as of November 4, 2003.  We anticipate these transactions to be completed during the next four months; although we cannot guarantee that all of these properties can be sold or leased within this period.  It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of unleased properties will not exceed these levels.

Gain on sales of real estate acquired for resale.  During the third quarter of 2003, Crest Net sold one property for $2.8 million, which resulted in a gain of $316,000.  During the third quarter of 2002, Crest Net sold six properties for $8.4 million, which resulted in a gain of $1.0 million.

For the first nine months of 2003, Crest Net sold four properties for $7.1 million, which resulted in a gain of

$888,000.  During the first nine months of 2002, Crest Net sold 17 properties for $20.2 million, which resulted in a gain of $2.5 million.  All gains on sales of real estate acquired for resale are reported before income taxes.

At September 30, 2003, Crest Net had $28.1 million invested in 13 properties, which are held for sale.  Our goal is for Crest Net to carry an average inventory of $20 to $25 million in real estate.  We anticipate Crest Net’s inventory level will increase during the remainder of 2003.  Crest Net generates an earnings spread on the difference between the lease payments it receives on the properties held in inventory and the cost of capital used to acquire properties.  It is our belief that at this level of inventory, earnings will more than cover the ongoing expenses of Crest Net.

Interest Expense.  Interest on outstanding credit facilities and notes increased by $768,000 in the third quarter of 2003 as compared to the third quarter of 2002 due to higher average outstanding balances.  The following is a summary of the five components of interest expense (dollars in thousands):

For the three months ended September 30,	2003	2002	Net Change
Interest on outstanding credit facilities and notes	$6,222	$5,454	$768
Amortization of settlements on treasury lock agreements	189	189	—
Credit facility commitment fees	127	128	(1)
Amortization of credit facility origination costs and deferred bond financing costs	360	280	80
Interest capitalized	(238)	(132)	(106)

Interest expense	$6,660	$5,919	$741

Credit facilities and notes outstanding For the three months ended September 30,	2003	2002	Net Change
Average outstanding balances (in thousands)	$386,538	$343,967	$42,571
Average interest rates	6.39%	6.29%	0.10%

Interest on outstanding credit facilities and notes increased by $1.9 million in the first nine months of 2003 as compared to the first nine months of 2002 due to higher average outstanding balances.  The following is a summary of the five components of interest expense (dollars in thousands):

For the nine months ended September 30,	2003	2002	Net Change
Interest on outstanding credit facilities and notes	$17,788	$15,928	$1,860
Amortization of settlements on treasury lock agreements	567	567	—
Credit facility commitment fees	380	385	(5)
Amortization of credit facility origination costs and deferred bond financing costs	1,065	835	230
Interest capitalized	(557)	(388)	(169)

Interest expense	$19,243	$17,327	$1,916

Credit facilities and notes outstanding For the nine months ended September 30,	2003	2002	Net Change
Average outstanding balances (in thousands)	$363,070	$324,630	$38,440
Average interest rates	6.55%	6.56%	(0.01)%

At November 4, 2003, the weighted average interest rate on our:

•                  Credit facility borrowings of $80.7 million was 2.02%;

•                  Notes payable of $330 million was 7.20%; and

•                  Combined outstanding notes and credit facility borrowings totaling $410.7 million was 6.18%.

Interest Coverage Ratio.  Our interest coverage ratio for the three months ended September 30, 2003 and 2002 was 5.2 times and 5.6 times, respectively.  For the nine months ended September 30, 2003 and 2002, our interest coverage ratio was 5.2 times and 5.5 times, respectively.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated below) divided by interest expense.  We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense.  Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited.  This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities to our interest coverage amount (dollars in thousands):

	Three months ended 9/30/03	Three months ended 9/30/02	Nine months ended 9/30/03	Nine months ended 9/30/02
Net cash provided by operating activities	$4,022	$36,419	$60,840	$95,281
Interest expense	6,660	5,919	19,243	17,327
Income taxes	238	503	660	1,389
Investment in real estate acquired for resale	25,727	1,367	29,503	5,829
Proceeds from sales of real estate acquired for resale	(899)	(8,432)	(5,149)	(20,161)
Gain on sales of real estate acquired for resale	316	969	888	2,460
Amortization of deferred stock compensation	(246)	(155)	(707)	(439)
Changes in assets and liabilities
Accounts receivable and other assets	(285)	(836)	(2,732)	(3,332)
Accounts payable, accrued expenses and other liabilities	(1,020)	(2,464)	(2,209)	(2,477)

Interest coverage amount	$34,513	$33,290	$100,337	$95,877

Divided by interest expense	$6,660	$5,919	$19,243	$17,327

Interest coverage ratio	5.2	5.6	5.2	5.5

Fixed Coverage Ratio.  Our fixed coverage ratio for the three months ended September 30, 2003 and 2002 was 3.8 times and 4.0 times, respectively.  Our fixed coverage ratio for the nine months ended September 30, 2003 and 2002 was 3.8 times and 3.9 times, respectively.  Fixed coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator.  We consider a fixed coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.  Our calculation of the fixed coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited.  This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	Three months ended 9/30/03	Three months ended 9/30/02	Nine months ended 9/30/03	Nine months ended 9/30/02
Interest coverage amount	$34,513	$33,290	$100,337	$95,877
Divided by interest expense plus preferred stock dividends	$9,088	$8,347	$26,528	$24,611
Fixed coverage ratio	3.8	4.0	3.8	3.9

Depreciation and amortization was $8.3 million in the third quarter of 2003 versus $7.8 million in the third quarter of 2002.  Depreciation and amortization was $24.4 million for the first nine months in 2003 versus $22.3 million in the first nine months of 2002. The increase in 2003 was primarily due to the acquisition of properties during 2002 and 2003 which was offset by property sales during the same periods.

General and administrative expenses increased to $2.6 million in the third quarter of 2003 versus $2.3 million in the same quarter of 2002. General and administrative expenses as a percentage of revenue increased to 7.0% in the third quarter of 2003 as compared to 6.5% in the same quarter of 2002.  General and administrative expenses increased during the third quarter and first nine months of 2003 primarily due to increases in corporate insurance, payroll and staffing costs.  Included in general and administrative expenses are $93,000 and $56,000 of expenses attributable to Crest Net in the third quarter of 2003 and 2002, respectively.

General and administrative expenses increased to $8.1 million in the first nine months of 2003 as compared to $7.1 million in the first nine months of 2002.  General and administrative expenses as a percentage of revenue increased to 7.4% in the first nine months of 2003 as compared to 6.9% in the same period of 2002.  Included in general and administrative expenses are $336,000 and $340,000 of expenses attributable to Crest Net in the first nine months of 2003 and 2002, respectively.

We had 57 employees at November 1, 2003 compared to 56 employees at November 1, 2002.

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses.  Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees.  General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees.  At September 30, 2003, 14 unleased properties were available for sale or lease, as compared to 27 at December 31, 2002 and 21 at September 30, 2002.

Property expenses were $666,000 in the third quarter of 2003 and $760,000 in the third quarter of 2002. An additional $76,000 of property expenses are included in discontinued operations for the third quarter of 2003 and $21,000 in the comparable quarter of 2002.

Property expenses were $1.9 million in both the first nine months of 2003 and 2002.  Additional property expenses of $293,000 are included in discontinued operations for the first nine months of 2003 and $221,000 in the comparable period of 2002.

Income taxes decreased $265,000 to $238,000 in the third quarter of 2003 versus $503,000 in the third quarter of 2002.  The decrease in 2003 is due to a decrease in Crest Net income taxes.  Crest Net taxes were lower in the third quarter and first nine months of 2003 as compared to the comparable periods in 2002 because Crest Net’s taxable net income was lower.

The following is a summary of our income taxes (dollars in thousands):

For the three months ended September 30,	2003	2002	Net Change
Realty Income’s state and local income taxes	$114	$124	$(10)
Crest Net’s income taxes	124	379	(255)
Income taxes	$238	$503	$(265)

For the first nine months of 2003, income taxes decreased to $729,000 to $660,000 as compared to $1.4 million in the first nine months of 2002.  The following is a summary of our income taxes (dollars in thousands):

For the nine months ended September 30,	2003	2002	Net Change
Realty Income’s state and local income taxes	$385	$372	$13
Crest Net’s income taxes	275	1,017	(742)
Income taxes	$660	$1,389	$(729)

Gain on sales of investment properties.  During the third quarter of 2003, we sold seven investment properties for $4.0 million, which resulted in a gain of $1.1 million.  During the third quarter of 2002, we sold nine investment properties for $8.7 million, which resulted in a gain of $3.1 million. These gains are included in discontinued operations.

During the first nine months of 2003, we sold 21 properties for $13.7 million, which resulted in a gain of $3.8 million.  This gain is included in discontinued operations.  During the first nine months of 2002, we sold 25 investment properties for $15.9 million, which resulted in a gain of $5.5 million.  Of this gain, $5.1 million is included in discontinued operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term.  At September 30, 2003, we classified real estate with a carrying amount of $37.6 million as held for sale, which includes $28.1 million in properties owned by Crest Net.  Additionally, we anticipate selling properties from our portfolio that have not yet been specifically identified.  We anticipate we will receive between $15 million and $30 million in proceeds from the sale of investment properties during the next 12 months and we intend to invest these proceeds into new property acquisitions.  However, we cannot guarantee that we will sell properties during the next 12 months.

Discontinued operations.  The operations of 13 properties listed as held for sale at September 30, 2003, plus properties sold in 2002 and 2003 have been classified as discontinued operations.

The following is a summary of our discontinued operations (dollars in thousands):

	Three months ended 9/30/03	Three months ended 9/30/02	Nine months ended 9/30/03	Nine months ended 9/30/02
Rental and other revenue	$302	$995	$1,316	$3,583
Gain on sales of investment properties	1,108	3,066	3,824	5,144
Depreciation and amortization	(52)	(214)	(318)	(807)
Property expenses	(76)	(21)	(293)	(221)
Provisions for impairment	(70)	(150)	(570)	(980)
Income from discontinued operations	$1,212	$3,676	$3,959	$6,719

Provisions for impairment.  An impairment loss of $70,000 was taken in the third quarter of 2003 as compared to an impairment loss of $150,000 that was recorded in the third quarter of 2002.  For the nine months ended September 30, 2003 and 2002, impairment losses of $570,000 and $980,000 were recorded, respectively.  These impairment losses are included in discontinued operations.

Preferred stock dividends.  We declared preferred stock dividends of $2.4 million in the third quarters of both 2003 and 2002 and $7.3 million in the nine months ended of both September 30, 2003 and 2002.

Net income available to common stockholders was $17.9 million in the third quarter of 2003 and $19.4 million in the third quarter of 2002, a decrease of $1.5 million.  Net income available to common stockholders increased to $51.7 million for the first nine months of 2003 as compared to $51.3 million for the first nine months of 2002.

Net income available to common stockholders includes gains and losses from the sale of investment properties.  The amount of gains and losses varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during the third quarter of 2003 was $1.1 million as compared to $3.1 million during the third quarter of 2002.  The gain recognized from the sales of investment properties during the first nine months of 2003 was $3.8 million as compared to $5.5 million during the first nine months 2002.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the third quarter of 2003 increased by $0.8 million, or 3.3%, to $25.1 million versus $24.3 million in the third quarter of 2002.  FFO for the first nine months of 2003 increased by $3.7 million, or 5.4%, to $72.5 million as compared to $68.8 million for the first nine months of 2002.  In accordance with SEC guidance, we do not add back provisions for impairment in the calculation of our FFO.

The following is a reconciliation of net income available to common stockholders to FFO, and information regarding distributions paid and diluted weighted average number of common shares outstanding (dollars in thousands):

	Three months ended 9/30/03	Three months ended 9/30/02	Nine months ended 9/30/03	Nine months ended 9/30/02
Net income available to common stockholders	$17,901	$19,392	$51,667	$51,275
Depreciation and amortization:
Continuing operations	8,272	7,750	24,419	22,300
Discontinued operations	52	214	318	807
Depreciation of furniture, fixtures and equipment	(29)	(37)	(87)	(104)
Gain on sales of investment properties:
Continuing operations	—	—	—	(340)
Discontinued operations	(1,108)	(3,066)	(3,824)	(5,144)
Total funds from operations available to common stockholders	$25,088	$24,253	$72,493	$68,794
Distributions paid to common stockholders	$20,751	$19,839	$61,812	$57,773
FFO in excess of distributions to common stockholders	$4,337	$4,414	$10,681	$11,021
FFO per common share:
Basic	$0.72	$0.70	$2.07	$2.05
Diluted	$0.72	$0.70	$2.07	$2.04
Weighted average number of common shares used for computation per share:
Basic	35,021,934	34,482,522	34,998,993	33,617,736
Diluted	35,072,731	34,538,007	35,046,352	33,671,335

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trust’s definition, as net income available to common stockholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on (i) sales of investment property and (ii) extraordinary items.

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

AFFO for the third quarter of 2003 increased by $600,000, or 2.4%, to $25.7 million versus $25.1 million in the third quarter of 2002.  For the nine months ended September 30, 2003 AFFO increased by $4.3 million, or 6.1%, to $74.6 million as compared to $70.3 million for the same period in 2002.

The following is a reconciliation of FFO to AFFO.  The adjustments are for non-cash items and capitalized expenditures on existing properties in our portfolio (dollars in thousands):

	Three months ended 9/30/03	Three months ended 9/30/02	Nine months ended 9/30/03	Nine months ended 9/30/02
Funds from operations available to common stockholders (1)	$25,088	$24,253	$72,493	$68,794
Provision for impairment losses	70	150	570	980
Amortization of settlements on treasury lock agreements	189	189	567	567
Amortization of deferred financing costs (2)	183	145	520	434
Amortization of stock compensation	246	155	707	439
Capitalized commissions and leasing costs	(57)	(45)	(238)	(275)
Capitalized building improvements	(13)	(78)	(144)	(505)
Straight line rent (3)	(3)	287	159	(131)
Total adjusted funds from operations	$25,703	$25,056	$74,634	$70,303

Distributions paid to common stockholders	$20,751	$19,839	$61,812	$57,773
AFFO in excess of distributions to common stockholders	$4,951	$5,220	$12,822	$12,539
Weighted average number of common shares used for computation per share:
Basic	35,021,934	34,482,522	34,998,993	33,617,736
Diluted	35,072,731	34,538,007	35,046,352	33,671,335

(1) See “Funds from Operations Available to Common Stockholders” above for a reconciliation of net income available to common stockholders to FFO.

(2) Amortization of deferred note financing costs includes the amortization of costs incurred and capitalized when our notes were issued in May 1997, October 1998, January 1999 and March 2003.  These costs are being amortized over the lives of these notes.  No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

(3) Negative amounts represent that our straight-line rent was more than our actual cash rent collected by the amounts indicated.  Positive amounts represent that our straight-line rent was less than our actual cash rent collected by the amounts indicated.

FFO GENERATED BY CREST NET LEASE

The following is a calculation of the FFO generated by Crest Net (dollars in thousands):

	Three months ended 9/30/03	Three months ended 9/30/02	Nine months ended 9/30/03	Nine months ended 9/30/02
Gains from the sales of real estate acquired for resale	$316	$969	$888	$2,460
Rent and other revenue	211	305	440	1,261
Interest expense	(82)	(99)	(231)	(319)
General and administrative expenses	(93)	(56)	(336)	(340)
Property expenses	(4)	(63)	(19)	(104)
Income taxes	(124)	(379)	(275)	(1,017)
Total FFO generated by Crest Net	$224	$677	$467	$1,941
FFO per common share, basic and diluted	$0.01	$0.02	$0.01	$0.06

PROPERTY PORTFOLIO INFORMATION

As of September 30, 2003, we owned a diversified portfolio:

•                  Of 1,254 properties;

•                  With an occupancy rate of 98.9%, or 1,240 properties occupied of the 1,254 properties in the portfolio;

•                  Leased to 84 different retail chains doing business in 28 separate retail industries;

•                  Located in 48 states;

•                  With over 10.5 million square feet of leasable space; and

•                  With an average leasable retail space of 8,400 square feet.

In addition to our real estate portfolio, at September 30, 2003, Crest Net had invested $28.1 million in 13 retail properties.  These properties are held for sale.

At September 30, 2003, 1,236, or 98.6%, of our 1,254 retail properties were owned under net-lease agreements.  Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.  In addition, tenants are typically responsible for future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

The following table sets forth certain information regarding our properties classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue (1)
	For the Quarter Ended Sept. 30,	For the Years Ended December 31,
Industries (28)	2003	2002	2001	2000	1999	1998	1997
Apparel stores	2.1%	2.3%	2.4%	2.4%	3.8%	4.1%	0.7%
Automotive collision services	0.3	—	—	—	—	—	—
Automotive parts	4.3	4.9	5.7	6.0	6.3	6.1	7.3
Automotive service	8.5	7.0	5.7	5.8	6.6	7.5	6.4
Automotive tire services	2.5	2.7	2.6	2.3	2.3	1.7	1.8
Book stores	0.4	0.4	0.4	0.5	0.5	0.6	0.5
Business services	0.1	0.1	0.1	0.1	0.1	*	—
Child care	18.6	20.8	23.9	24.7	25.3	29.2	35.9
Consumer electronics	3.1	3.3	4.0	4.9	4.4	5.4	6.5
Convenience stores	13.3	9.1	8.4	8.4	7.2	6.1	5.5
Crafts and novelties	0.5	0.4	0.4	0.4	0.4	*	—
Drug stores	0.2	0.2	0.2	0.2	0.2	0.1	—
Entertainment	2.6	2.3	1.8	2.0	1.2	—	—
Equipment rental services	0.3	—	—	—	—	—	—
General merchandise	0.5	0.5	0.6	0.6	0.6	*	—
Grocery stores	0.2	0.5	0.6	0.6	0.5	*	—
Health and fitness	3.6	3.8	3.6	2.4	0.6	0.1	—
Home furnishings	4.9	5.4	6.0	5.8	6.5	7.8	5.6
Home improvement	1.0	1.2	1.3	2.0	3.6	*	—
Office supplies	1.9	2.1	2.2	2.3	2.6	3.0	1.7
Pet supplies and services	1.6	1.7	1.6	1.5	1.1	0.6	0.2
Private education	1.2	1.3	1.5	1.4	1.2	0.9	—
Restaurants	11.9	13.5	12.2	12.3	13.3	16.2	19.8
Shoe stores	0.9	0.8	0.7	0.8	1.1	0.8	0.2
Sporting goods	3.8	4.1	0.9	—	—	—	—
Theaters	4.1	3.9	4.3	2.7	0.6	—	—
Travel plazas	0.4	—	—	—	—	—	—
Video rental	3.3	3.3	3.7	3.9	4.3	3.8	0.6
Other	3.9	4.4	5.2	6.0	5.7	6.0	7.3

Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

* Less than 0.1%

(1)  Includes rental revenue for all properties owned by Realty Income at the end of each period presented (including revenue from properties reclassified to discontinued operations) and excludes properties owned by our subsidiary, Crest Net.

The following table sets forth certain information regarding the properties owned by Realty Income at September 30, 2003, classified according to the retail business types and the level of services they provide (dollars in thousands):

Industry	Number of Properties (1)	Rental Revenue for the Quarter Ended Sept. 30, 2003 (2)	Percentage of Rental Revenue

Tenants Providing Services
Automotive collision services	6	$115	0.3%
Automotive service	188	3,158	8.5
Child care	305	6,899	18.6
Entertainment	9	973	2.6
Equipment rental services	2	130	0.3
Health and fitness	10	1,356	3.6
Private education	5	462	1.2
Theaters	11	1,507	4.1
Other	7	1,431	3.9
	543	16,031	43.1

Tenants Selling Goods and Services
Automotive parts (with installation)	30	583	1.6
Automotive tire services	36	939	2.5
Business services	1	33	0.1
Convenience stores	173	4,919	13.3
Home improvement	1	25	0.1
Pet supplies and services	6	404	1.1
Restaurants	210	4,431	11.9
Travel plazas	1	134	0.4
Video rental	34	1,210	3.3
	492	12,678	34.3

Tenants Selling Goods
Apparel stores	5	775	2.1
Automotive parts	73	1,010	2.7
Book stores	2	152	0.4
Consumer electronics	36	1,146	3.1
Crafts and novelties	3	188	0.5
Drug stores	1	61	0.2
General merchandise	11	172	0.5
Grocery stores	6	62	0.2
Home furnishings	38	1,823	4.9
Home improvement	14	369	0.9
Office supplies	9	716	1.9
Pet supplies	4	177	0.5
Shoe stores	5	332	0.9
Sporting goods	12	1,403	3.8
	219	8,386	22.6
TOTALS	1,254	$37,095	100.0%

(1)  Excludes properties owned by our subsidiary, Crest Net.

(2)  Includes rental revenue for all properties owned by Realty Income at September 30, 2003 (including revenue from properties reclassified to discontinued operations of $251) and excludes revenue of $211 from properties owned by Crest Net.

Of the 1,254 properties in the portfolio at September 30, 2003, 1,249 were single-tenant properties with the remaining properties being multi-tenant properties.  At September 30, 2003, 1,236 of the 1,249 single-tenant properties, or 99.0%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 10.9 years.

The following table sets forth certain information regarding the timing of the initial lease term expirations (excluding extension options) on our 1,236 net-leased, single-tenant retail properties at September 30, 2003 (dollars in thousands):

Years	Number of Leases Expiring(1)	Rental Revenue for the Quarter Ended Sept. 30, 2003 (2)	Percentage of Rental Revenue
2003	43	$862	2.4%
2004	127	2,660	7.5
2005	75	1,384	3.9
2006	91	2,076	5.8
2007	120	2,135	6.0
2008	85	1,846	5.2
2009	33	759	2.1
2010	37	836	2.3
2011	36	1,315	3.7
2012	49	1,514	4.2
2013	72	3,253	9.1
2014	37	1,656	4.6
2015	39	1,054	3.0
2016	14	385	1.1
2017	21	1,361	3.8
2018	19	521	1.5
2019	50	2,276	6.4
2020	10	916	2.6
2021	95	3,617	10.2
2022	96	2,438	6.9
2023	73	1,624	4.6
2024	2	97	0.3
2026	2	93	0.3
2028	2	26	0.1
2033	3	324	0.9
2034	2	208	0.6
2037	3	335	0.9

Totals	1,236	$35,571	100.0%

(1)  Excludes properties owned by our subsidiary, Crest Net.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)  Includes rental revenue of $251 from properties reclassified to discontinued operations and excludes revenue of $1,469 from four multi-tenant properties, revenue of $55 from 14 vacant and unleased at September 30, 2003 and revenue of $211 from properties owned by our subsidiary, Crest Net.

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of September 30, 2003 (dollars in thousands):

State	Number of Properties (1)	Percent Leased	Approximate Leasable Square Feet (1)	Rental Revenue for the Quarter Ended Sept. 30, 2003 (2)	Percentage of Rental Revenue
Alabama	14	100%	137,600	$346	0.9%
Alaska	2	100	128,500	251	0.7
Arizona	35	94	240,700	960	2.6
Arkansas	8	100	48,800	238	0.6
California	62	100	1,062,000	3,686	9.9
Colorado	44	100	300,700	1,037	2.8
Connecticut	16	100	245,600	924	2.5
Delaware	16	100	29,100	338	0.9
Florida	90	99	1,258,500	3,778	10.2
Georgia	70	100	539,900	1,796	4.8
Idaho	11	100	52,000	189	0.5
Illinois	38	100	301,200	1,073	2.9
Indiana	27	100	150,100	540	1.4
Iowa	10	100	67,600	176	0.5
Kansas	21	100	190,000	559	1.5
Kentucky	13	100	43,600	285	0.8
Louisiana	7	100	47,100	189	0.5
Maryland	19	100	156,600	866	2.3
Massachusetts	32	100	143,400	761	2.1
Michigan	13	100	81,600	295	0.8
Minnesota	20	90	224,700	499	1.3
Mississippi	21	95	174,000	417	1.1
Missouri	33	100	217,900	711	1.9
Montana	2	100	30,000	74	0.2
Nebraska	10	100	91,200	295	0.8
Nevada	10	100	100,700	408	1.1
New Hampshire	6	100	23,900	149	0.4
New Jersey	23	100	110,800	988	2.7
New Mexico	5	100	46,000	87	0.2
New York	24	100	265,600	1,394	3.7
North Carolina	39	100	207,200	1,035	2.8
North Dakota	1	100	22,000	16	*
Ohio	70	99	451,500	1,728	4.7
Oklahoma	17	100	94,300	354	1.0
Oregon	20	100	272,700	491	1.3
Pennsylvania	51	100	291,800	1,488	4.0
Rhode Island	1	100	3,500	29	0.1
South Carolina	46	98	136,900	956	2.6
South Dakota	1	100	6,500	24	0.1
Tennessee	35	100	253,100	893	2.4
Texas	151	99	1,394,300	3,580	9.7
Utah	7	86	43,300	103	0.3
Vermont	1	100	2,500	22	0.1
Virginia	51	100	369,600	1,879	5.1
Washington	39	97	256,900	730	2.0
West Virginia	2	100	16,800	40	0.1
Wisconsin	16	88	162,300	350	0.9
Wyoming	4	100	20,100	68	0.2
Totals/Average	1,254	99%	10,514,700	$37,095	100.0%

* Less than 0.1%

(1)  Excludes properties owned by our subsidiary, Crest Net.

(2)  Includes rental revenue for all properties owned by Realty Income at September 30, 2003 (including revenue from properties reclassified to discontinued operations of $251) and excludes revenue of $211 from properties owned by Crest Net.

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

Approximately 98.6%, or 1,236, of the 1,254 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property costs and expenses.  Net leases tend to reduce our exposure to rising property expenses due to inflation.  Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations.  Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs.  To achieve these objectives we issue long-term notes, primarily at fixed rates and may selectively enter into derivative financial instruments such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.  We are not a party to any derivative financial instruments as of September 30, 2003.  We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques.  The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in table in millions):

	Expected Maturity Data
	2005		2007		2008		Thereafter		Total	Fair Value(5)
Fixed rate debt	—		$110.0	(2)	$100.0	(3)	$120.0	(4)	$330.0	$344.8
Average interest rate			7.75%		8.25%		5.81%		7.20%
Variable rate debt	$95.3	(1)	—				—		$95.3	$95.3
Average interest rate	2.02%								2.02%

(1) The credit facility expires in October 2005.

(2) $110 million matures in May 2007.

(3) $100 million matures in October 2008.

(4) $20 million matures in January 2009 and $100 million matures in March 2013.

(5) We base the fair value of the fixed rate debt at September 30, 2003 on the closing market price or indicative price per each note.  The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place at September 30, 2003.

The table incorporates only those exposures that exist as of September 30, 2003.  It does not consider those exposures or positions that could arise after that date.  As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

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

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Exhibit No.	Description

3.6	Amendment to the Bylaws of the Company (filed as exhibit 3.6 to the Company’s Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).

4.1	Pricing Committee Resolutions and Form of 7.75% Notes due 2007 (filed as Exhibit 4.2 to the Company’s Form 8-K dated May 5, 1997 and incorporated herein by reference).

4.2	Indenture dated as of May 6, 1997 between the Company and The Bank of New York (filed as Exhibit 4.1 to the Company’s Form 8-K dated May 5, 1997 and incorporated herein by reference).

4.3	First Supplemental Indenture dated as of May 28, 1997, between the Company and The Bank of New York (filed as Exhibit 4.3 to the Company’s Form 8-B and incorporated herein by reference).

4.4

Rights Agreement, dated as of September 25, 1998, between Realty Income Corporation and The Bank of New York (filed as an exhibit 1 to the Company’s registration statement on Form 8-A, dated June 26, 1998, and incorporated herein by reference).

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

10.1

First amendment dated July 16, 2003 to the $250 million Credit Agreement dated October 28, 2002 Company (filed as exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).

31.1	Section 302 Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

31.2	Section 302 Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

32	Section 906 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

B.             One report on Form 8-K was filed by the registrant during the quarter for which this report is filed.

We filed a Form 8-K dated August 1, 2003 announcing that we issued a press release, which sets forth our results of operations for the quarter and six months ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

/s/ GREGORY J. FAHEY
Date: November 5, 2003	Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)