Form 10-K
period 2003-12-31
REALTY INCOME CORP
filed 2004-02-19
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number 1-13374

REALTY INCOME CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

220 West Crest Street, Escondido, California  92025

(Address of principal executive offices)

Registrant’s telephone number, including area code: (760)741-2111

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $1.00 Par Value Preferred Stock Purchase Rights Class B Preferred Stock, $1.00 Par Value Class C Preferred Stock, $1.00 Par Value 8.25% Monthly Income Senior Notes, due 2008	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒  No  ☐

At June 30, 2003, the aggregate market value of the Registrant’s shares of common stock, $1.00 par value, held by non-affiliates of the Registrant was $1.2 billion, at the New York Stock Exchange (“NYSE”) closing price of $38.08.

At February 16, 2004, the number of shares of common stock outstanding was 38,006,034, the number of Class B preferred shares outstanding was 2,745,700, the number of Class C preferred shares outstanding was 1,380,000 and the number of Monthly Income Senior Notes, due 2008, outstanding was 4,000,000.

Documents incorporated by reference: Part III, Item 10, 11 and 12 incorporate by reference certain specific portions of the definitive proxy statement for Realty Income Corporation’s Annual Meeting to be held on May 11, 2004, to be filed pursuant to Regulation 14A.  Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report.

Forward-Looking Statements

This annual report on Form 10-K, including documents incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  When used in this annual report, the words “estimated”, “anticipated” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

•                  Our anticipated growth strategies;

•                  Our intention to acquire additional properties and the timing of these acquisitions;

•                  Our intention to sell properties and the timing of these property sales;

•                  Our intention to re-lease vacant properties;

•                  Anticipated trends in our business, including trends in the market for long-term net-leases of freestanding, single-tenant retail properties;

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

•                  Changes in the tax laws of the United States of America; and

•                  Acts of terrorism and war.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.

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

REALTY INCOME CORPORATION

PART I

Item 1:                                      Business

THE COMPANY

Realty Income Corporation, The Monthly Dividend Company ®, is a Maryland corporation organized to operate as an equity real estate investment trust, commonly referred to as a REIT.  Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO, per share.  Over the past 35 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term (primarily 15- to 20-year) lease agreements.  The monthly distributions are supported by the cash flow from our portfolio of retail properties leased to regional and national retail chains.

We are a fully integrated, self-administered, real estate company with in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise.  We seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties.  Our portfolio management focus includes:

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

•                  Leased to regional and national retail chains; and

•                  Leased under long-term, net-lease agreements.

At December 31, 2003, we owned a diversified portfolio:

•                  Of 1,404 retail properties;

•                  With an occupancy rate of 98.1%, or 1,378 properties occupied of the 1,404 properties in the portfolio;

•                  Leased to 85 different retail chains doing business in 28 separate retail industries;

•                  Located in 48 states;

•                  With over 11.3 million square feet of leasable space; and

•                  With an average leasable retail space of 8,100 square feet.

Of the 1,404 properties in the portfolio, 1,399, or 99.6%, are single-tenant, retail properties and the remaining five are multi-tenant properties.  At December 31, 2003, 1,374, or 98.2%, of the 1,399 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.8 years.

In addition to our real estate portfolio, at December 31, 2003, our wholly-owned subsidiary Crest Net Lease, Inc. owned 37 properties totaling $53.3 million.  These properties are held for sale.

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

The six senior officers of Realty Income owned 1.1% of our outstanding common stock with a market value of $18.2 million at February 16, 2004.  The directors and six senior officers of Realty Income, as a group, owned 2.7% of our outstanding common stock with a market value of $44.1 million at February 16, 2004.

Realty Income’s common stock is listed on The New York Stock Exchange (“NYSE”) under the ticker symbol “O.”  Our central index key number is 726728 and cusip number is 756109-104.

Realty Income’s Class B cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol “OprB” and its cusip number is 756109-302.

Realty Income’s Class C cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol “OprC” and its cusip number is 756109-500.

Realty Income’s 8.25% Monthly Income Senior Notes, due 2008 are listed on the NYSE under the ticker symbol “OUI.”  The cusip number of these notes is 756109-203.

Realty Income had 58 employees as of February 16, 2004.

We maintain an Internet website at www.realtyincome.com. On our website we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file these reports with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

The Acquisition of 86 National Tire and Battery Properties.

In November 2003, Realty Income and Crest Net provided an aggregate of $135.7 million in sale leaseback financing to TBC Corporation by acquiring 86 National Tire and Battery (“NTB”) retail tire store locations.  Of the $135.7 million, $109.3 million in properties was acquired by Realty Income and $26.4 million in properties was acquired by Crest Net.  These locations were acquired under 20-year, net lease agreements.  Each store has an average of 10,500 leasable square feet on an average lot size of 1.2 acres and was purchased for an average cost of $1.6 million.  The properties are generally in desirable retail locations near major retail centers, located on high traffic thoroughfares. In addition, the properties acquired are primarily existing, seasoned, retail tire store locations with profitable operating histories.

Credit Ratings Upgrades.

In November 2003, our credit ratings were upgraded by Standard and Poor’s Ratings Group.  Our senior unsecured debt rating was raised to BBB from BBB- and our preferred stock rating was raised to BBB- from BB+, with a stable outlook.

In February 2003, our credit ratings were upgraded by Moody’s Investors Service.  Our senior unsecured debt rating was raised to Baa2 from Baa3- and our preferred stock rating was raised to Baa3- from Ba1, with a stable outlook.

Issuance of 12-Year, 5-1/2% Senior Unsecured Notes.

In November 2003, we issued $150 million of 12-year, 5-1/2% senior unsecured notes due in 2015.  The price to the investor for the notes was 99.508% of the principal amount for an effective yield of 5.56%. These securities have been rated BBB by Fitch Ratings, Baa2 by Moody’s Investors Service and BBB by Standard & Poor’s Ratings Group.  The net proceeds from the sale of the notes were used to fund the NTB portfolio acquisition for $135.7 million and to repay borrowings under our $250 million unsecured acquisition credit facility.

The Acquisition of 114 Pantry Convenience Store Properties.

In October 2003, Realty Income and Crest Net acquired a portfolio of 114 convenience store properties from The Pantry, Inc. for $94.5 million. Of the $94.5 million, $69.5 million in properties was acquired by Realty Income and $25 million was acquired by Crest Net.  The properties were purchased subject to 20-year, net-lease agreements. The stores are, on average, approximately 2,700 leasable square feet and have an average 14-year operating history.

Issuance of Common Stock.

In October 2003, we issued 2,875,000 shares of common stock at a price to the public of $40.59 per share.  The net proceeds from this offering were approximately $110.8 million and were used to repay borrowings under our $250 million unsecured acquisition credit facility.

Issuance of 10-Year, 5-3/8% Senior Unsecured Notes.

In March 2003, we issued $100 million of 10-year, 5-3/8% senior unsecured notes due in 2013.  The price to the investor for the notes was 99.509% of the principal amount for an effective yield of 5.439%. These securities are rated BBB by Fitch Ratings, Baa2 by Moody’s Investors Service and BBB by Standard & Poor’s Ratings Group.  The net proceeds from the sale of the notes were used to repay borrowings under our $250 million unsecured acquisition credit facility.

Acquisitions during 2003.

Realty Income and Crest Net Aggregate Acquisitions.

Realty Income and Crest Net invested $371.6 million in aggregate in 302 new properties and properties under development in 2003.  These 302 properties are located in 25 states and are 100% leased with an initial average lease term of 19.9 years.

Realty Income.

Realty Income invested $284.0 million during 2003 in 242 new properties and properties under development with an initial weighted average contractual lease rate of 9.8%.  These 242 properties are located in 20 states and are 100% leased with an initial average lease term of 19.9 years and will contain approximately 1.5 million leasable square feet.

Of the $284.0 million Realty Income invested in real estate during 2003, $13.1 million was invested in properties under development during 2003 that were acquired before 2003.  Estimated unfunded development costs on Realty Income and Crest Net properties under development at December 31, 2003 totaled $8.3 million.  At December 31, 2003, eight new properties acquired during 2003 were leased and under development, pursuant to contracts under which the tenants agreed to develop the properties (with development costs funded by Realty Income or Crest Net) with rent scheduled to begin at various times during first nine months of 2004.

The initial weighted average contractual lease rate is computed as estimated contractual net operating income (in a net-leased property this is equal to the base rent or, in the case of properties under development, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentages listed above.

The 242 new properties acquired by Realty Income are net-leased to 15 different retail chains in 10 industries: automotive collision service, automotive service, automotive tire service, convenience store, equipment rental service, grocery store, home improvement, restaurant, sporting goods and travel plaza.  During 2003, we added two new industries to our portfolio, they are equipment rental service and travel plaza.  We also segregated the automotive tire service industry from the automotive parts industry.  This segregation was made because the two industries have different economic characteristics.

Crest Net.

Crest Net invested $87.6 million during 2003 in 60 new retail properties and properties under development.

Investments in Existing Properties.

In 2003, we capitalized costs of $656,000 on existing properties in our portfolio, consisting of $392,000 for re-leasing costs and $264,000 for building improvements.

Net Income Available to Common Stockholders.

Net income available to common stockholders was $76.7 million in 2003 versus $69.0 million in 2002, an increase of $7.7 million.  On a diluted per common share basis, net income was $2.15 per share in 2003 as compared to $2.03 per share in 2002.

The calculation to determine net income available to common stockholders includes gains and losses from the sale of investment properties.  The amount of gains and losses varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during 2003 was $6.5 million as compared to $6.3 million during 2002.

Funds from Operations (FFO).

In 2003, our FFO increased by $10.3 million, or 11.0%, to $104.0 million versus $93.7 million in 2002.  See our discussion of FFO in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report, which includes a reconciliation of net income available to common stockholders to FFO.

In 2003, Crest Net generated $4.6 million in FFO for Realty Income.  The future contribution, if any, to our FFO by Crest Net will depend on the timing and the number of property acquisitions and sales it achieves, if any, in a given year.

Crest Net Property Sales.

During 2003 Crest Net sold 27 properties from its inventory for $45.2 million, which resulted in a gain of $6.2 million.

Crest Net’s Property Inventory.

Crest Net’s property inventory at December 31, 2003 and December 31, 2002 totaled $53.3 million and $4.6 million, respectively, and is included in real estate held for sale, net, on our consolidated balance sheets.

The financial statements of Crest Net are consolidated into Realty Income’s financial statements.  All material intercompany transactions have been eliminated in consolidation.

Sales of Investment Properties by Realty Income.

During 2003, we sold 35 properties and exchanged excess land parcels from three properties for an aggregate of $23.1 million, which resulted in a gain of $6.5 million. The 35 properties sold consisted of 19 child care facilities, nine restaurants, three home improvement stores, two auto service location, one consumer electronics store and one other property.  The land exchanges were on three convenience store locations.  These gains are included in discontinued operations.  The net proceeds from the sale of these properties were used to repay outstanding indebtedness on our credit facility and to invest in new properties.

Increases in Monthly Distributions to Common Stockholders.

We continue our 34-year policy of paying distributions monthly.  Monthly distributions per share were increased by $0.00125 on four separate occasions.  In April 2003 the monthly distribution increase per share was to $0.19625, in July 2003 to $0.1975, in October 2003 to $0.19875 and in January 2004 to $0.20.  The increase in January 2004 was our 25th consecutive quarterly increase and the 27th increase in the amount of our dividend since our listing on the NYSE in 1994.  In 2003, we paid 12 monthly cash distributions per share; three in the amount of $0.195, three in the amount of $0.19625, three in the amount of $0.1975, and three in the amount of $0.19875, totaling $2.3625 per share.  In December 2003, January 2004 and February 2004, we declared distributions of $0.20 per share, which were paid on January 15, 2004, February 17, 2004 and will be paid on March 15, 2004, respectively.

The monthly distribution of $0.20 per share represents a current annualized distribution of $2.40 per share, and an annualized distribution yield of approximately 5.6% based on the last reported sale price of our common stock on the NYSE of $42.85 on February 13, 2004.  Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be in any future period.

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

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains) and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains).  In 2003, our distributions totaled approximately 108.1% of our estimated REIT taxable income.

Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization.  We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes.  Our 2003 distributions to common stockholders were 80.6% of our funds from operations available to common stockholders.

Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, FFO, cash flow from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, our debt service requirements and any other factors the Board of Directors may deem relevant.  In addition, our credit facility contains financial covenants that could limit the amount of distributions payable by us in the event of a deterioration in our results of operations or financial condition, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

Distributions of our current and accumulated earnings and profits for federal income tax purposes, generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend or such amounts constitute “qualified dividend income” subject to a reduced rate of tax.  The maximum tax rate of non-corporate taxpayers for “qualified dividend income” has generally been reduced from 38.6% to 15% (for taxable years beginning after December 31, 2002).  In general, dividends payable by REITs are not eligible for the reduced tax rate on corporate dividends, except to the extent the REIT’s dividends are attributable to dividends received from taxable corporations (such as our taxable REIT subsidiary, Crest Net), to income that was subject to tax at the corporate/REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year) or, as discussed above, dividends properly designated by us as “capital gain dividends.”  Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction in the stockholders’ basis in the stock.  Distributions above that basis, generally will be taxable as a capital gain.  Approximately 6.4% of the distributions, made or deemed to have been made in 2003, to our common stockholders were classified as a return of capital for federal income tax purposes.  We are unable to predict the portion of future distributions that may be classified as a return of capital.

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

Investment Strategy.

In identifying new properties for acquisition, our focus is on providing expansion capital to retail chains by acquiring, then leasing back, their retail store locations.  We categorize retail tenants as: 1) venture market, 2) middle market, and 3) upper market.  Venture companies typically offer a new retail concept in one geographic region of the country and operate between five and 50 retail outlets.  Middle market retail chains typically have 50 to 500 retail outlets, operations in more than one geographic region, have been successful through one or more economic cycles, and have a proven, replicable concept.  The upper market retail chains typically consist of companies with 500 or more stores, operating nationally, in a proven, mature retail concept.  Upper market retail chains generally have strong operating histories and access to several sources of capital.

Realty Income primarily focuses on acquiring properties leased to middle market retail chains that we believe are attractive for investment because:

•                  They generally have overcome many of the operational and managerial obstacles that can adversely affect venture retailers;

•                  They typically require capital to fund expansion but have more limited financing options;

•                  They generally have provided us with attractive risk-adjusted returns over time since their financial strength has, in many cases, tended to improve as their businesses have matured;

•                  Their relatively large size allows them to spread corporate expenses across a greater number of stores; and

•                  Middle market retailers typically have the critical mass to survive if a number of locations are closed due to underperformance.

We also focus on and have selectively made investments in properties of upper market retail chains.  We believe upper market retail chains can be attractive for investment because:

•                  They typically are of a higher credit quality;

•                  They usually are larger brand name, public and private retailers;

•                  They utilize a larger building ranging in size from 10,000 to 50,000 square feet; and

•                  They are able to grow because access to capital facilitates larger transaction sizes.

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

Historically, our investment focus has been on retail industries that have a service component because we believe the lease revenue from these types of businesses is more stable.  Because of this investment focus, for the quarter ended December 31, 2003, approximately 77% of our rental revenue rent was derived from retailers with a service component in their business.  Furthermore, we believe these service-oriented businesses would be difficult to duplicate over the Internet and that our properties continue to perform well relative to competition from Internet businesses.

Credit Strategy.

We generally provide sale-leaseback financing to less than investment grade retail chains.  From 1970 through December 31, 2003, we have acquired and leased back to regional and national retail chains 1,508 properties (including 151 properties that have been sold) and have collected approximately 98% of the original contractual rent obligations on those properties.  We believe that within this market we can achieve an attractive risk-adjusted return on the financing we provide to retailers.

We believe the principal financial obligations of most retailers typically include their bank and other debt, payment obligations to suppliers and real estate lease obligations.  Because we own the land and building in which a tenant conducts its retail business, we believe the risk of default on a retailers’ lease obligations is less than the retailers’ unsecured general obligations.  It has been our experience that since retailers must retain their profitable retail locations in order to survive, in the event of reorganization; they are less likely to reject a lease for a profitable location, because this would terminate their right to use the property.  Thus, as the property owner, we believe we will fare better than unsecured creditors of the same retailer in the event of reorganization.  If a property is rejected by the tenant during reorganization, we own the property and can either lease it to a new tenant or sell the property.  In addition, we believe that the risk of default on the real estate leases can be further mitigated by monitoring the performance of the retailers’ individual unit locations and considering whether to sell locations that are weaker performers.

In order to qualify for inclusion in our portfolio, new property acquisitions must meet stringent investment and credit requirements.  The properties must generate attractive current yields and the tenant must meet our credit profile.  We have established a three-part analysis that examines each potential investment based on:

•                  Industry, company, market conditions and credit profile;

•                  Location profitability, if profitability data is available; and

•                  Overall real estate characteristics, including value and comparative rental rates.

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

Acquisition Strategy.

We seek to invest in industries in which several, well-organized, regional and national chains are capturing market share through service, quality control, economies of scale, mass media advertising and the selection of prime retail locations.  We execute our acquisition strategy by acting as a source of capital to regional and national retail chain stores in a variety of industries by acquiring then leasing back their retail store locations.  We undertake thorough research and analysis to identify appropriate industries, tenants and property locations for investment.  Our research expertise is instrumental to uncovering net-lease opportunities in markets where our real estate financing program adds value.  In selecting real estate for potential investment, we generally seek to acquire properties that have the following characteristics:

•                  Freestanding, commercially-zoned property with a single tenant;

•                  Properties that are important retail locations for regional and national retail chains;

•                  Properties that are located within attractive demographic areas relative to the business of their tenants, with high visibility and easy access to major thoroughfares; and

•                  Properties that can be purchased with the simultaneous execution or assumption of long-term, net-lease agreements, offering both current income and the potential for rent increases.

Portfolio Management Strategy.

The active management of the property portfolio is an essential component of our long-term strategy.  We continually monitor our portfolio for changes that could affect the performance of the industries, tenants and locations in which we have invested.  The portfolio is regularly analyzed with a view toward optimizing its returns and enhancing its credit quality.  Our executives review industry research, tenant research, property due diligence and significant portfolio management activities.  This monitoring typically includes regular review and analysis of:

•                  The performance of various retail industries;

•                  The operation, management, business planning and financial condition of the tenants; and

•                  The health of the individual markets in which we own properties, from both an economic and real estate viewpoint.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sales proceeds will generate higher returns, enhance the credit quality of our real estate portfolio, or extend our average remaining lease term.  At December 31, 2003, we classified real estate with a carrying amount of $60.1 million as held for sale, which includes $53.3 million in properties owned by Crest Net.  Additionally, we anticipate selling properties from our portfolio that have not yet been specifically identified.  We anticipate we will receive between $15 million and $35 million in proceeds from the sale of investment properties during the next 12 months and we intend to invest these proceeds into new property acquisitions.  However, we cannot guarantee that we will sell properties during the next 12 months.

Conservative Capital Structure.

We believe our stockholders are best served by a conservative capital structure.  Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios.  At February 13, 2004, our total outstanding credit facility borrowings and outstanding notes were $493.0 million or approximately 22.2% of our total market capitalization of $2.22 billion.  We define our total market capitalization at February 13, 2004 as the sum of:

•                  Shares of our common stock outstanding of 38,006,034 multiplied by the last reported sales price of our common stock on the NYSE of $42.85 per share, or $1.63 billion;

•                  Liquidation value of the Class B preferred stock of $68.6 million;

•                  Liquidation value of the Class C preferred stock of $34.5 million;

•                  Outstanding borrowings of $13.0 million on our credit facility; and

•                  Outstanding notes of $480.0 million.

We have a $250 million revolving, unsecured credit facility that expires in October 2005.  At February 16, 2004, the outstanding balance on the acquisition credit facility was $13.0 million, with an effective interest rate of approximately 2.0%.  A commitment fee of 0.2% per annum accrues on the total $250 million credit commitment of the credit facility.  The credit facility has been and is expected to be used to acquire additional retail properties leased to regional and national retail chains under long-term net-lease agreements.  The credit facility has also been used to provide capital to subsidiaries for the purpose of funding the acquisition of properties.

We use our credit facility for the short-term financing of new property acquisitions.  When outstanding borrowings under the credit facility reach a certain level (generally in the range of $100 million to $150 million) and capital is available on acceptable terms, we generally seek to refinance those borrowings with the net proceeds of long-term or permanent financing, which may include the issuance of common stock, preferred stock, convertible preferred stock, debt securities or convertible debt securities.  We cannot assure you, however, that we will be able to obtain any such refinancing or that market conditions prevailing at the time of refinancing will enable us to issue equity or debt securities upon acceptable terms.

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and long-term unsecured notes.  Over the long-term, we believe that the majority of our future securities issuances should be in the form of common stock.  However, we may issue additional preferred stock or debt securities from time to time.  We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties.  In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities.  However, we cannot assure you that we will have access to the capital markets at terms that are acceptable to us.

We currently are assigned investment grade corporate credit ratings on our senior unsecured notes from Fitch Ratings, Moody’s Investors Service and Standard & Poor’s Ratings Group.  Currently, Fitch has assigned a rating of BBB, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BBB to our senior notes.  These ratings could change based upon, among other things, our results of operations and financial condition.

We also have received credit ratings from the same rating agencies on our preferred stock.  Fitch Ratings has assigned a rating of BBB-, Moody’s Investors Service has assigned a rating of Baa3 and Standard & Poor’s Ratings Group has assigned a rating of BBB-.  These ratings could change based upon, among other things, our results of operations and financial condition.

We have no mortgage debt on any of our properties.

No Off-Balance Sheet Arrangements or Unconsolidated Investments.

Realty Income and its subsidiaries have no unconsolidated or off-balance sheet investments in “variable interest entities” or off-balance sheet financing, nor do we engage in trading activities involving energy or commodity contracts or other derivative instruments.

As we have no joint ventures, off-balance sheet entities, or mandatorily redeemable preferred stock, our financial position or results of operations are currently not affected by Financial Accounting Standard Board Interpretation No. 46, Consolidation of Variable Interest Entities and Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Competitive Strategy.

We believe that to successfully pursue our investment philosophy and strategy, we must seek to maintain the following competitive advantages:

•                  Size and Type of Investment Properties:  We believe smaller ($500,000 to $10,000,000) net-leased retail properties represent an attractive investment opportunity in today’s real estate environment.  Due to the complexities of acquiring and managing a large portfolio of relatively small assets, we believe these types of properties have not experienced significant institutional ownership interest or the corresponding yield reduction experienced by larger income-producing properties.  We believe the less intensive day-to-day property management required by net-lease agreements, coupled with the active management of a large portfolio of smaller properties, is an effective investment strategy.  The tenants of our freestanding retail properties generally provide goods and services that satisfy basic consumer needs.  In order to grow and expand, they generally need capital.  Since the acquisition of real estate is typically the single largest capital expenditure of many of these retailers, our method of purchasing the property and then leasing it back, under a net-lease arrangement, allows the retail chain to free up capital.

•                  Investment in New Retail Industries:  Though we specialize in single-tenant properties, we will seek to further diversify our portfolio among a variety of retail industries.  We believe diversification will allow us to invest in retail industries that currently are growing and have characteristics we find attractive.  These characteristics include, but are not limited to, retail industries that are dominated by local store operators where regional and national chain store operators can increase market share and dominance by consolidating local operators and streamlining their operations, as well as capitalizing on major demographic shifts in a population base.

•                  Diversification:  Diversification of the portfolio by retail industry type, tenant and geographic location is key to our objective of providing predictable investment results for our stockholders. Further diversification of our portfolio is an objective of ours.  At December 31, 2003, our retail property portfolio consisted of 1,404 properties located in 48 states, leased to 85 retail chains doing business in 28 industry segments.  Each of the 28 industry segments represented in our property portfolio individually accounted for less than 16.5% of our rental revenue for the quarter ended December 31, 2003.

•                  Management Specialization:  We believe that our management’s specialization in single-tenant retail properties, operated under net-lease agreements, is important to meeting our objectives.  We plan to maintain this specialization and will seek to employ and train high-quality professionals in this specialized area of real estate ownership, finance and management.

•                  Technology:  We intend to stay at the forefront of technology in our efforts to efficiently and economically carry out our operations.  We maintain sophisticated information systems that allow us to analyze our portfolio’s performance and actively manage our investments.  We believe that technology and information-based systems will play an increasingly important role in our competitiveness as an investment manager and source of capital to a variety of industries and tenants.

PROPERTIES

At December 31, 2003, we owned a diversified portfolio:

•                  Of 1,404 retail properties;

•                  With an occupancy rate of 98.1%, or 1,378 properties occupied of the 1,404 properties in the portfolio;

•                  Leased to 85 different retail chains doing business in 28 separate retail industries;

•                  Located in 48 states;

•                  With over 11.3 million square feet of leasable space; and

•                  With an average leasable retail space of 8,100 square feet.

In addition to our real estate portfolio at December 31, 2003, our subsidiary, Crest Net had invested $53.3 million in a portfolio of 37 retail properties located in 13 states.  These properties are held for sale.

At December 31, 2003, 1,374, or 97.9%, of our 1,404 retail properties were owned under net-lease agreements.  Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance.  In addition, tenants are typically responsible for future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

Our net-leased retail properties primarily are leased to regional and national retail chain store operators.  Most buildings are single-story structures with adequate parking on site to accommodate peak retail traffic periods.  The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access and proximity to a sufficient population base to constitute a suitable market or trade area for the retailer’s business.

The following table sets forth certain information regarding our properties classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the
	Quarter
	ended	For the Years Ended
Industries (28)	Dec 31, 2003	Dec 31, 2003	Dec 31, 2002	Dec 31, 2001	Dec 31, 2000	Dec 31, 1999	Dec 31, 1998		Dec 31, 1997
Apparel stores	2.0%	2.1%	2.3%	2.4%	2.4%	3.8%	4.1%		0.7%
Automotive collision services	0.6	0.3	—	—	—	—	—		—
Automotive parts	4.6	4.5	4.9	5.7	6.0	6.3	6.1		7.3
Automotive service	7.9	8.3	7.0	5.7	5.8	6.6	7.5		6.4
Automotive tire services	4.5	3.1	2.7	2.6	2.3	2.3	1.7		1.8
Book stores	0.5	0.4	0.4	0.4	0.5	0.5	0.6		0.5
Business services	0.1	0.1	0.1	0.1	0.1	0.1		*	—
Child care	16.3	17.8	20.8	23.9	24.7	25.3	29.2		35.9
Consumer electronics	2.8	3.0	3.3	4.0	4.9	4.4	5.4		6.5
Convenience stores	15.9	13.3	9.1	8.4	8.4	7.2	6.1		5.5
Crafts and novelties	0.6	0.6	0.4	0.4	0.4	0.4		*	—
Drug stores	0.2	0.2	0.2	0.2	0.2	0.2	0.1		—
Entertainment	2.4	2.6	2.3	1.8	2.0	1.2	—		—
Equipment rental services	0.3	0.2	—	—	—	—	—		—
General merchandise	0.5	0.5	0.5	0.6	0.6	0.6		*	—
Grocery stores	0.8	0.4	0.5	0.6	0.6	0.5		*	—
Health and fitness	3.8	3.8	3.8	3.6	2.4	0.6	0.1		—
Home furnishings	4.6	4.9	5.4	6.0	5.8	6.5	7.8		5.6
Home improvement	1.0	1.1	1.2	1.3	2.0	3.6		*	—
Office supplies	1.8	1.9	2.1	2.2	2.3	2.6	3.0		1.7
Pet supplies and services	1.7	1.7	1.7	1.6	1.5	1.1	0.6		0.2
Private education	1.1	1.2	1.3	1.5	1.4	1.2	0.9		—
Restaurants	11.0	11.8	13.5	12.2	12.3	13.3	16.2		19.8
Shoe stores	0.8	0.9	0.8	0.7	0.8	1.1	0.8		0.2
Sporting goods	3.6	3.8	4.1	0.9	—	—	—		—
Theaters	3.7	4.1	3.9	4.3	2.7	0.6	—		—
Travel plazas	0.3	0.3	—	—	—	—	—		—
Video rental	3.0	3.3	3.3	3.7	3.9	4.3	3.8		0.6
Other	3.6	3.8	4.4	5.2	6.0	5.7	6.0		7.3

Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%		100.0%

* Less than 0.1%

(1)                        Includes rental revenue for all properties owned by Realty Income at the end of each period presented (including revenue from properties reclassified to discontinued operations) and excludes properties owned by our subsidiary, Crest Net.

The following table sets forth certain information regarding the properties owned by Realty Income at December 31, 2003, classified according to the retail business types and the level of services they provide (dollars in thousands):

Industry	Number of Properties (1)	Rental Revenue for the Quarter Ended Dec. 31, 2003 (2)	Percentage of Rental Revenue

Tenants Providing Services
Automotive collision services	9	$258	0.6%
Automotive service	190	3,195	7.9
Child care	297	6,590	16.3
Entertainment	9	965	2.4
Equipment rental services	2	133	0.3
Health and fitness	10	1,526	3.8
Private education	5	462	1.1
Theaters	11	1,507	3.7
Other	6	1,465	3.6
	539	16,101	39.7

Tenants Selling Goods and Services
Automotive parts (with installation)	30	583	1.5
Automotive tire services	104	1,824	4.5
Business services	1	32	0.1
Convenience stores	263	6,426	15.9
Home improvement	1	47	0.1
Pet supplies and services	6	430	1.1
Restaurants	207	4,438	11.0
Travel plazas	1	134	0.3
Video rental	34	1,223	3.0
	647	15,137	37.5

Tenants Selling Goods
Apparel stores	5	806	2.0
Automotive parts	73	1,255	3.1
Book stores	2	182	0.5
Consumer electronics	34	1,134	2.8
Crafts and novelties	4	243	0.6
Drug stores	1	61	0.2
General merchandise	11	183	0.5
Grocery stores	6	340	0.8
Home furnishings	38	1,857	4.6
Home improvement	14	354	0.9
Office supplies	9	716	1.8
Pet supplies	4	258	0.6
Shoe stores	5	332	0.8
Sporting goods	12	1,456	3.6
	218	9,177	22.8

TOTALS	1,404	$40,415	100.0%

(1)                        Excludes properties owned by our subsidiary, Crest Net.

(2)                        Includes rental revenue for all properties owned by Realty Income at December 31, 2003 (including revenue from properties reclassified to discontinued operations of $74) and excludes revenue of $1,266 from properties owned by our subsidiary, Crest Net.

Of the 1,404 properties in the portfolio at December 31, 2003, 1,399 were single-tenant properties with the remaining properties being multi-tenant properties.  At December 31, 2003, 1,374 of the 1,399 single-tenant properties, or 98.2%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 11.8 years.

The following table sets forth certain information regarding the timing of the lease term expirations (excluding extension options) on our 1,374 net-leased, single-tenant retail properties at December 31, 2003 (dollars in thousands):

Years	Number of Leases Expiring(1)	Rental Revenue for the Quarter Ended Dec. 31, 2003 (2)	Percentage of Rental Revenue
2004	124	$2,727	7.0%
2005	75	1,447	3.7
2006	91	2,132	5.5
2007	120	2,235	5.7
2008	97	2,169	5.6
2009	39	851	2.2
2010	38	903	2.3
2011	38	1,539	3.9
2012	47	1,565	4.0
2013	76	3,458	8.8
2014	37	1,651	4.2
2015	39	1,154	3.0
2016	14	382	1.0
2017	20	1,484	3.8
2018	22	591	1.5
2019	50	2,297	5.9
2020	10	916	2.3
2021	95	3,618	9.3
2022	96	2,582	6.6
2023	232	4,295	11.0
2024	2	97	0.2
2026	2	93	0.2
2028	2	54	0.1
2033	3	324	0.8
2034	2	208	0.5
2037	3	337	0.9

Totals	1,374	$39,109	100.0%

(1)  Excludes properties owned by our subsidiary, Crest Net.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)  Includes rental revenue of $74 from properties reclassified to discontinued operations and excludes revenue of $1,306 from four multi-tenant properties and from 26 vacant and unleased properties at December 31, 2003 and revenue of $1,266 from properties owned by our subsidiary, Crest Net.

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio owned as of December 31, 2003 (dollars in thousands):

State	Number of Properties (1)	Percent Leased	Approximate Leasable Square Feet (1)	Rental Revenue for the Quarter Ended Dec 31, 2003 (2)	Percentage of Rental Revenue
Alabama	14	100%	137,600	$346	0.8%
Alaska	2	100	128,500	251	0.6
Arizona	31	97	211,600	890	2.2
Arkansas	8	100	48,800	238	0.6
California	61	100	1,057,100	3,837	9.5
Colorado	44	95	311,700	1,003	2.5
Connecticut	16	100	245,600	925	2.3
Delaware	16	100	29,100	338	0.8
Florida	90	99	1,159,300	4,171	10.3
Georgia	100	98	625,500	2,294	5.7
Idaho	11	100	52,000	204	0.5
Illinois	45	96	364,000	1,158	2.9
Indiana	27	96	150,100	524	1.3
Iowa	9	100	57,600	152	0.4
Kansas	22	91	201,300	528	1.3
Kentucky	13	100	43,600	274	0.7
Louisiana	7	100	47,100	190	0.5
Maryland	24	100	207,600	957	2.4
Massachusetts	37	100	203,100	874	2.2
Michigan	13	100	81,600	324	0.8
Minnesota	20	95	235,400	513	1.3
Mississippi	21	90	174,000	413	1.0
Missouri	34	97	235,400	692	1.7
Montana	2	100	30,000	80	0.2
Nebraska	10	100	91,200	315	0.8
Nevada	10	100	100,700	435	1.1
New Hampshire	9	100	55,200	195	0.5
New Jersey	25	100	132,100	1,012	2.5
New Mexico	5	100	46,000	129	0.3
New York	24	100	265,600	1,398	3.4
North Carolina	41	100	221,100	1,158	2.9
North Dakota	1	100	22,000	17	*
Ohio	76	99	510,000	1,789	4.4
Oklahoma	17	100	94,300	357	0.9
Oregon	19	100	267,100	629	1.5
Pennsylvania	58	100	356,000	1,535	3.8
Rhode Island	1	100	3,500	29	0.1
South Carolina	46	98	136,900	980	2.4
South Dakota	1	100	6,500	24	0.1
Tennessee	98	99	462,400	1,876	4.6
Texas	173	97	1,634,100	4,064	10.1
Utah	7	86	43,300	109	0.3
Vermont	1	100	2,500	22	0.1
Virginia	55	100	412,600	1,966	4.8
Washington	38	100	250,900	735	1.8
West Virginia	2	100	16,800	40	0.1
Wisconsin	16	88	162,300	346	0.8
Wyoming	4	100	20,100	79	0.2

Totals/Average	1,404	98%	11,350,800	$40,415	100.0%

* Less than 0.1%

(1)                        Excludes properties owned by our subsidiary, Crest Net.

(2)                        Includes rental revenue for all properties owned by Realty Income at December 31, 2003 (including revenue from properties reclassified to discontinued operations of $74) and excludes revenue of $1,266 from properties owned by Crest Net.

Description of Leasing Structure.

At December 31, 2003, 1,374 or 97.9% of our 1,404 properties were net leased.  In most cases, the leases:

•                  Are for initial terms of 15 to 20 years;

•                  Require the tenants to pay minimum monthly rents and property operating expenses (taxes, insurance and maintenance); and

•                  Provide for future rent increases (typically subject to ceilings) based on increases in the consumer price index, fixed increases, or additional rent based upon the tenants’ gross sales above a specified level.  Where leases provide for rent increases based on increases in the consumer price index, generally these increases become part of the new permanent base rent.  Where leases provide for percentage rent, this additional rent is typically payable only if the tenants’ gross sales, for a given period (usually one year), exceed a specified level and is then typically calculated as a percentage of only the amount of gross sales in excess of that level.

Matters Pertaining to Certain Properties and Tenants.

Of the 26 properties available for lease or sale at December 31, 2003; all but one are single-tenant properties.  Seventeen of the properties had been previously leased to child care operators, five to restaurant operators, one to a home improvement operator, one to an automotive service operator, one to a grocery store operator and one to a shoe store operator.  At December 31, 2003, 19 of our properties under lease were unoccupied and available for sublease by the tenants, all of which were current with their rent and other obligations.

For 2003, our largest tenant was Children’s World Learning Centers operates child care facilities and it accounted for 8.2% of our rental revenue and operates child care facilities.  However, as a result of acquisitions during 2003, The Pantry, Inc., an operator of convenience stores, was our largest tenant at December 31, 2003 based on annualized rental revenue.  At December 31, 2003, The Pantry, Inc. accounted for 7.8% of our annualized rental revenue and Children’s World accounted for 7.3% of our annualized rental revenue.  Annualized rental revenue is calculated by multiplying the monthly contractual base rent for each of the properties by 12 and adding the previous 12 month’s historic percentage rent, excluding properties owned by Crest Net.

In general, a downturn in the industries represented by these tenants, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in these industries, which in turn could have a material adverse affect on our financial position, results of operations, ability to make distributions to stockholders and our ability to make debt service payments.  In addition, a substantial number of our properties are leased to middle-market retail chains that generally have more limited financial and other resources than certain upper-market retail chains, and therefore they are more likely to be adversely affected by a downturn in their respective business or in the regional or national economy in general.

Our tenants in the child care, convenience store and restaurant industries accounted for approximately 17.8%, 13.3% and 11.8%, respectively, of our rental revenue for the year 2003.  Based on annualized rental revenue at December 31, 2003, tenants in the child care, convenience store and restaurant industries accounted for approximately 15.3%, 15.9% and 10.5%, respectively.  Individually, each of the other industries in our property portfolio accounted for less than 10% of our rental revenue or annualized rental revenue.

A downturn in any of these industries, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in these industries, which in turn could have a material adverse affect on our financial position, results of operations, ability to make distributions to stockholders and our ability to make debt service payments.

Certain Properties Under Development.

Of the 242 properties Realty Income acquired in 2003 and the 60 properties acquired by Crest Net in 2003, all but four were occupied at February 16, 2004.  The four properties were leased and under construction, pursuant to a contract under which the tenant has agreed to develop the properties (with development costs funded by us or Crest Net), with rent commencing when the premises open for business.  In the case of development properties, we either enter into an agreement with a retail chain where the retailer retains a contractor to construct the improvements and we fund the costs of that development, or we fund a developer who constructs the improvements.  In either case, there is an executed lease at the time of the land purchase and there is a requirement to complete the construction in a timely basis, generally within eight months after we purchase the land.  The tenant or developer generally is required to pay construction cost overruns to the extent that they exceed the construction budget by more than a predetermined amount.  We also enter into a lease with the tenant at the time we purchase the land, which generally requires the tenant to begin paying base rent when the store opens for business.  The base rent is calculated as a percentage of our acquisition cost for the property, including construction costs and capitalized interest.  In 2003, Realty Income acquired eight development properties and Crest Net acquired two development properties, six of which have been completed, were operating and generating rent as of February 16, 2004.  Both Realty Income and Crest Net will continue to pursue development opportunities under similar arrangements.

OTHER ITEMS

Competition for Acquisition of Real Estate.

We face competition in the acquisition, operation and sale of property.  We expect competition from:

•                  Businesses;

•                  Individuals;

•                  Fiduciary accounts and plans; and

•                  Other entities engaged in real estate investment and financing.

Some of these competitors are larger than we are and have greater financial resources.  This competition may result in a higher cost for properties we wish to purchase.

The tenants leasing our properties can face significant competition from other operators.  This competition may adversely impact:

•                  That portion, if any, of the rental stream to be paid to us based on a tenant’s revenues; and

•                  The tenants’ results of operations or financial condition.

Environmental Liabilities.

Investments in real property can create a potential for environmental liability.  An owner of property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property.  We can face such liability regardless of:

•                  Our knowledge of the contamination;

•                  The timing of the contamination;

•                  The cause of the contamination; or

•                  The party responsible for the contamination of the property.

There may be environmental problems associated with our properties, of which we are unaware.  In that regard, a number of our properties are leased to operators of convenience stores that sell petroleum-based fuels, as well as oil change and tune-up facilities.  These facilities, or other of our properties, use, or may have used in the past, underground lifts or underground tanks for the storage of petroleum-based or waste products, which could create a potential for release of hazardous substances.

The presence of hazardous substances on a property may adversely affect our ability to sell that property and we may incur substantial remediation costs.  Although our leases generally require our tenants to operate in compliance with all applicable federal, state and local laws, ordinances and regulations and to indemnify us against any environmental liabilities arising from the tenants’ activities on the property, we could nevertheless be subject to strict liability by virtue of our ownership interest.  There also can be no assurance that our tenants would satisfy their indemnification obligations under the leases.  The discovery of environmental liabilities attached to our properties could have a material adverse effect on our results of operations, financial condition or our ability to make distributions to stockholders.

We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous substances, toxic substances or petroleum products in connection with any of our present properties.  Nevertheless, if environmental contamination should exist, we could be subject to strict liability by virtue of our ownership interest.

Since December 1996, we have maintained an environmental insurance policy on our property portfolio. The limit on our current policy is $10 million per occurrence and $50 million in the aggregate, subject to a $25,000 self insurance retention per occurrence for properties with underground storage tanks and a $100,000 self insurance retention per occurrence for all other properties.  It is possible that our insurance will be insufficient to address any particular environmental situation and that we could be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future.

Taxation of the Company.

Commencing with our taxable year ended December 31, 1994, we believe that we are organized and have operated, and we intend to continue to operate, so as to qualify as a “REIT” under Sections 856 through 860 of the Code.  However, we cannot assure you that we have been organized or have operated in a manner that has satisfied the requirements for qualification as a REIT, or that we will continue to be organized or operate in a manner that will allow us to continue to qualify as a REIT.

Qualification as a REIT involves the satisfaction of numerous requirements under highly technical and complex Code provisions, for which there are only limited judicial and administrative interpretations, and the determination of various factual matters and circumstances not entirely within our control.

For example, in order to qualify as a REIT, at least 95% of our gross income in each year must be derived from qualifying sources, and we must pay distributions to stockholders aggregating annually at least 90% of our REIT taxable income (as defined in the Code and determined without regard to the dividends paid deduction and by excluding net capital gains).

In the future, it is possible that legislation, new regulations, administrative interpretations or court decisions will change the tax laws with respect to qualification as a REIT, or the federal income tax consequences of such qualification.

If we were to fail to qualify as a REIT in any taxable year:

•                  We would be required to pay federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•                  We would not be allowed a deduction in computing our taxable income for amounts distributed to our stockholders;

•                  We could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost;

•                  We would no longer be required to make distributions to stockholders; and

•                  This treatment would substantially reduce amounts available for investment or distribution to stockholders because of the additional tax liability for the years involved.

Even if we qualify for and maintain our REIT status, we are subject to certain federal, state and local taxes on our income and property.  For example, if we have net income from a prohibited transaction, that income will be subject to a 100% tax.  Our subsidiary Crest Net is subject to federal and state taxes at the applicable tax rates on its income and property.

Effect of Distribution Requirements.

To maintain our status as a REIT for federal income tax purposes, we generally are required to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains each year.  We also are subject to tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income (including net capital gains) each year.

In addition, we are subject to a 4% nondeductible excise tax to the extent that we fail to distribute during any calendar year at least the sum of 85% of our ordinary income for that calendar year, 95% of our capital gain net income for the calendar year, and any amount of that income that was not distributed in prior years.

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

Real Estate Ownership Risks.

We are subject to all of the general risks associated with the ownership of real estate.  In particular, we face the risk that rental revenue from the properties may be insufficient to cover all corporate operating expenses, debt service payments on indebtedness we incur and distributions on our stock.  Additional real estate ownership risks include:

•                  Adverse changes in general or local economic conditions;

•                  Changes in supply of, or demand for, similar or competing properties;

•                  Changes in interest rates and operating expenses;

•                  Competition for tenants;

•                  Changes in market rental rates;

•                  Inability to lease properties upon termination of existing leases;

•                  Renewal of leases at lower rental rates;

•                  Inability to collect rents from tenants due to financial hardship, including bankruptcy;

•                  Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;

•                  Uninsured property liability;

•                  Property damage or casualty losses;

•                  Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws;

•                  Acts of terrorism and war; and

•                  Acts of God and other factors beyond the control of our management.

Dependence on Key Personnel.

We depend on the efforts of our executive officers and key employees.  The loss of the services of our executive officers and key employees could have a material adverse effect on our operations.

Item 2:                                      Properties

Information pertaining to our properties can be found under Item 1.

Item 3:                                      Legal Proceedings

We are subject to certain claims and lawsuits in the ordinary course of business, the outcome of which cannot be determined at this time.  In the opinion of management, any liability we might incur upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on our consolidated financial statements taken as a whole.

Item 4:                                      Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders during the fourth quarter of the fiscal year.

PART II

Item 5:                                      Market For Registrant’s Common Equity And Related Stockholder Matters

A.  Our common stock is traded on the NYSE under the ticker symbol “O.”  The following table shows the high and low sales prices per share for our common stock as reported by the NYSE composite tape, and distributions declared per share of common stock by us for the periods indicated.

	Price Per Share of Common Stock		Distributions Declared(1)
	High	Low
2003
First quarter	$36.95	$32.87	$0.58625
Second quarter	39.40	35.62	0.59000
Third quarter	40.80	37.50	0.59375
Fourth quarter	40.98	39.16	0.59750

Total			$2.3675

2002
First quarter	$33.21	$29.05	$0.57125
Second quarter	36.99	32.10	0.57500
Third quarter	37.10	26.90	0.57875
Fourth quarter	36.15	30.60	0.58250

Total			$2.30750

(1) Common stock distributions currently are declared monthly by us based on financial results for the prior months.  At December 31, 2003 a distribution of $0.20 per common share had been declared and was paid in January 2004.

B.  There were approximately 11,300 registered holders of record of our common stock as of February 1, 2004.  We estimate that our total number of shareholders is approximately 58,000 when we include both registered and beneficial holders of our common stock.

Item 6:                                      Selected Financial Data

(not covered by Independent Auditors’ Report)

As of or for the years ended December 31, (dollars in thousands, except per share data)	2003	2002	2001	2000	1999
Total assets (book value)	$1,360,257	$1,080,230	$1,003,708	$934,766	$905,404
Cash and cash equivalents	4,837	8,921	2,467	3,815	773
Lines of credit and notes payable	506,400	339,700	315,300	404,000	349,200
Total liabilities	532,491	357,775	331,915	419,197	370,573
Total stockholders’ equity	827,766	722,455	671,793	515,569	534,831
Net cash provided by operating activities	73,957	124,807	90,035	56,590	72,154
Net change in cash and cash equivalents	(4,084)	6,454	(1,348)	3,042	(1,760)
Total revenue	156,114	137,722	120,123	111,674	97,863
Income from operations	79,209	70,372	52,635	42,872	40,011
Gain on sales of investment properties	—	340	10,478	6,712	1,301
Income from continuing operations	79,209	70,712	63,113	49,584	41,312
Income from discontinued operations	7,226	7,955	4,445	5,204	5,284
Extraordinary item	—	—	—	—	(355)
Net income	86,435	78,667	67,558	54,788	46,241
Preferred stock dividends	(9,713)	(9,713)	(9,712)	(9,712)	(5,229)
Net income available to common stockholders	76,722	68,954	57,846	45,076	41,012
Distributions paid to common stockholders	83,842	78,042	64,871	58,262	55,925
Ratio of earnings to fixed charges (1)	4.1 times	4.3 times	3.5 times	2.6 times	2.7 times
Ratio of earnings to combined fixed charges and preferred stock dividends (1)	3.0 times	3.0 times	2.6 times	2.0 times	2.3 times
Basic net income per common share	2.16	2.03	1.98	1.69	1.53
Diluted net income per common share	2.15	2.03	1.98	1.69	1.53
Distributions paid per common share	2.3625	2.3025	2.2425	2.1825	2.085
Distributions declared per common share	2.3675	2.3075	2.2475	2.1875	2.095
Basic weighted average number of common shares outstanding	35,564,141	33,933,749	29,225,359	26,684,598	26,822,285
Diluted weighted average number of common shares outstanding	35,611,314	33,988,157	29,281,120	26,700,806	26,826,090

(1)  Ratio of Earnings to Fixed Charges is calculated by dividing earnings by fixed charges.  For this purpose, earnings consist of net income before interest expense.  Fixed charges are comprised of interest costs (including capitalized interest) and the amortization of debt issuance costs.

Item 7:                                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Realty Income Corporation, The Monthly Dividend Company ®, is a Maryland corporation organized to operate as an equity real estate investment trust, commonly referred to as a REIT.  Our primary business objective is to generate dependable monthly distributions from a consistent and predictable level of funds from operations, or FFO per share.  Over the past 35 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term (primarily 15 to 20 year) lease agreements.  The monthly distributions are supported by the cash flow from 1,404 retail properties leased to regional and national retail chains.

We also seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties.  At December 31, 2003, we owned a diversified portfolio:

•                  Of 1,404 retail properties;

•                  With an occupancy rate of 98.1%, or 1,378, properties occupied of the 1,404 properties in the portfolio;

•                  Leased to 85 different retail chains doing business in 28 separate retail industries;

•                  Located in 48 states;

•                  With over 11.3 million square feet of leasable space; and

•                  With an average leasable retail space of 8,100 square feet.

Of the 1,404 properties in the portfolio, 1,399, or 99.6%, are single-tenant retail properties and the remaining five are multi-tenant properties.  As of December 31, 2003, 1,374, or 98.2%, of the 1,399 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.8 years.

In addition to our real estate portfolio, at December 31, 2003, our wholly-owned subsidiary, Crest Net Lease, Inc. had invested $53.3 million in a portfolio of 37 retail properties located in 13 states.  These properties are held for sale.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves.

Realty Income is organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties.  We intend to retain an appropriate amount of cash as working capital.  At December 31, 2003, we had cash and cash equivalents totaling $4.8 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facility.

$250 Million Bank Credit Facility.

We have a $250 million revolving, unsecured credit facility that expires in October 2005.  Realty Income’s current investment grade credit ratings provide for financing under the $250 million credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 90 basis points with a facility fee of 20 basis points, for all-in drawn pricing of 110 basis points over LIBOR.  At February 16, 2004, we had a borrowing capacity of $237.0 million available on our credit facility and an outstanding balance of $13.0 million at an effective interest rate of 2.0%.

The credit facility is expected to be used to acquire additional retail properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk.

We have no mortgage debt on any of our properties.

Universal Shelf Registration of $500 million.

In December 2002, we filed a universal shelf registration statement with the SEC registering the issuance of up to $500 million in aggregate value of common stock, preferred stock and debt securities.  This registration statement was declared effective by the SEC in January 2003.  At February 16, 2004, $133.3 million remained available for issuance under our universal shelf registration statement.

Issuances of Common Stock in 2003.

In October 2003, we issued 2,875,000 shares of common stock at a price of $40.59 per share.  The net proceeds of $110.8 million were used to repay borrowings under our $250 million acquisition credit facility.

Conservative Capital Structure.

We believe that our stockholders are best served by a conservative capital structure.  Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At February 13, 2004, our total outstanding credit facility borrowings and outstanding notes were $493.0 million or approximately 22.2% of our total market capitalization of $2.22 billion.  We define our total market capitalization at February 13, 2004 as the sum of:

•                  Shares of our common stock outstanding of 38,006,034 multiplied by the last reported sales price of our common stock on the NYSE of $42.85 per share, or $1.63 billion;

•                  Liquidation value of the Class B preferred stock of $68.6 million;

•                  Liquidation value of the Class C preferred stock of $34.5 million;

•                  Outstanding borrowings of $13.0 million on our credit facility; and

•                  Outstanding notes of $480.0 million.

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

Credit Agency Ratings.

We are currently assigned investment grade corporate credit ratings, on our senior unsecured notes, from Fitch Ratings, Moody’s Investor Service, Inc. and Standard & Poor’s Rating Group.  Currently, Fitch Ratings has assigned a rating of BBB, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BBB to our senior notes.  All of these ratings have been assigned a “stable” outlook.

We also have received credit ratings from the same rating agencies on our preferred stock.  Fitch Ratings has assigned a rating of BBB-, Moody’s Investor Service, Inc. has assigned a rating of Baa3 and Standard & Poor’s Rating Group has assigned a rating of BBB-.  All of these ratings have been assigned a “stable” outlook.

During 2003, our credit ratings were upgraded by both Moody’s and Standard & Poor’s for our unsecured notes and our preferred stock.

The credit ratings assigned to us could change based upon, among other things, our results of operations and financial condition.

Notes Outstanding.

In November 2003, we issued $150 million of 5-1/2%, 12-year, senior unsecured notes due 2015 (the “2015 Notes”).  The 2015 Notes were sold at 99.508% of par.  The proceeds from this offering were used to repay borrowings under our unsecured acquisition credit facility.  Interest on the 2015 Notes is paid semiannually.

In March 2003, we issued $100 million of 5-3/8%, 10-year, senior unsecured notes due 2013 (the “2013 Notes”).  The 2013 Notes were sold at 99.509% of par.  The proceeds from this offering were used to repay borrowings under our unsecured acquisition credit facility.  Interest on the 2013 Notes is paid semiannually.

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

All of these notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause the our debt to total assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt.  We have been in compliance with these covenants since each of the notes were issued.  As of February 16, 2004, our credit facility balance was $13.0 million and our notes outstanding totaled $480 million.

The following table summaries the maturity of each of our debt obligations as of December 31, 2003.

Table of Obligations

(as of December 31, 2003, in millions)

Year of Maturity	Credit Facility	Notes	Other (1)	Totals
2004	$—	$—	$8.3	$8.3
2005	26.4	—	—	26.4
2007	—	110.0	—	110.0
2008	—	100.0	—	100.0
2009	—	20.0	—	20.0
2013	—	100.0	—	100.0
2015	—	150.0	—	150.0

Totals	$26.4	$480.0	$8.3	$514.7

(1) Other consists of estimated unfunded development costs on properties under development at December 31, 2003.

Preferred Stock Outstanding.

In May 1999, we issued 2,760,000 shares of 9-3/8% Class B cumulative redeemable preferred stock (the “Class B Preferred”), of which 2,745,700 shares were outstanding during 2003 and 2002.  Beginning May 25, 2004, the Class B Preferred shares are redeemable at our option for $25.00 per share.  Dividends on the Class B Preferred are paid quarterly in arrears.

In July 1999, we issued 1,380,000 shares of 9-1/2% Class C cumulative redeemable preferred stock (the “Class C Preferred”), all of which were outstanding during 2003 and 2002.  Beginning July 30, 2004, the Class C Preferred shares are redeemable at our option for $25.00 per share.  Dividends on the Class C Preferred are paid monthly in arrears.

No Off-Balance Sheet Arrangements or Unconsolidated Investment.

Realty Income and its subsidiaries have no unconsolidated or off-balance sheet investments in “variable interest entities” or off-balance sheet financing, nor do we engage in trading activities involving energy or commodity contracts or other derivative instruments.

As we have no joint ventures, off-balance sheet entities, or mandatorily redeemable preferred stock, our financial position or results of operations are currently not effected by Financial Accounting Standard Board Interpretation No. 46, Consolidation of Variable Interest Entities and Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Acquisitions During 2003.

Realty Income and Crest Net.

Realty Income and Crest Net invested $371.6 million in aggregate in 302 new properties and properties under development in 2003.  These 302 properties are located in 25 states and are 100% leased with an initial average lease length of 19.9 years.

Realty Income.

Realty Income invested $284.0 million in 242 new properties and properties under development with an initial weighted average contractual lease rate of 9.8% in 2003.  These 242 properties are located in 20 states and are 100% leased with an initial average lease length of 19.9 years and will contain approximately 1.5 million leasable square feet.

Included in the investments of real estate by Realty Income in 2003 is $13.1 million invested in properties acquired before 2003 that were under development.  Estimated unfunded development costs on Realty Income and Crest Net properties under development at December 31, 2003 totaled $8.3 million.  At December 31, 2003, eight new properties acquired during 2003 were leased and under development, pursuant to contracts under which the tenants agreed to develop the properties (with development costs funded by Realty Income or Crest Net), with rent scheduled to begin at various times during the first nine months of 2004.

The initial weighted average contractual lease rate on our investments is computed as estimated contractual net operating income (in a net-leased property this is equal to the base rent or, in the case of properties under development, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentages listed above.

The 242 new properties acquired by Realty Income are net-leased to 15 different retail chains in ten industries: automotive collision service, automotive service, automotive tire service, convenience store, equipment rental service, grocery store, home improvement, restaurant, sporting goods and travel plaza.  During 2003, we added two new industries (equipment rental service and travel plaza) to our portfolio.  We also segregated the automotive tire service industry from the automotive parts industry.  This segregation was made to reflect the different economic characteristics of the two industries.

Crest Net.

Crest Net invested $87.6 million during 2003 in 60 new retail properties and properties under development.

Investments in Existing Properties.

In 2003, we capitalized costs of $656,000 on existing properties in our portfolio, consisting of $392,000 for re-leasing costs and $264,000 for building improvements

Sales of Investment Properties.

During 2003, we sold 35 properties and exchanged excess land parcels from three properties for an aggregate of $23.1 million, which resulted in a gain of $6.5 million. The 35 properties sold consisted of 19 child care facilities, nine restaurants, three home improvement stores, two auto services location, one consumer electronics store and one other property.  The land exchanges were on three convenience store locations.  These gains are included in discontinued operations.  The net proceeds from the sale of these properties were or will be used to repay outstanding indebtedness on our credit facility and to invest in new properties.

Crest Net Property Sales.

During 2003, Crest Net our wholly-owned subsidiary sold 27 properties from its inventory for $45.2 million, which resulted in a gain of $6.2 million.

Crest Net’s Property Inventory.

Crest Net’s property inventory at December 31, 2003 and December 31, 2002 totaled $53.3 million and $4.6 million, respectively, and is included in real estate held for sale, net, on our consolidated balance sheets.

The financial statements of Crest Net are consolidated into Realty Income’s financial statements.  All material intercompany transactions have been eliminated in consolidation.

Increase in Monthly Distributions to Common Stockholders.

We continue our 34-year policy of paying distributions monthly.  Monthly distributions per share were increased by $0.00125 in April 2003 to $0.19625, in July 2003 to $0.1975; in October 2003 to $0.19875 and in January 2004 to $0.20.  The increase in January 2004 was our 25th consecutive quarterly increase and 27th increase since our listing in 1994 on the New York Stock Exchange.  In December 2003, January 2004 and February 2004, we declared distributions of $0.20 per share, which were paid on January 15, 2004, February 17, 2004 and payable on March 15, 2004, respectively.

The monthly distribution of $0.20 per common share represents a current annualized distribution of $2.40 per share and an annualized distribution yield of approximately 5.9%, based on a closing price on February 13, 2004 of $42.85.  Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be for any future period.

Credit Ratings Upgrades.

In November 2003, our credit ratings were upgraded by Standard & Poor’s Ratings Group.  Our senior unsecured debt rating was raised to BBB from BBB- and our preferred stock rating was raised to BBB- from BB+, with a stable outlook.

In February 2003, our credit ratings were upgraded by Moody’s Investors Service.  Our senior unsecured debt rating was raised to Baa2 from Baa3 and our preferred stock rating was raised to Baa3 from Ba1, with a stable outlook.

Stock and Senior Debt Purchase Program.

In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common and preferred shares and senior debt securities.  From time to time since January 2000, we concluded that our share price justified purchasing shares since this provided an attractive return on our investment capital.  We have purchased an aggregate of $6.7 million of our securities in 2000 and 2001.  We did not purchase any of our securities in 2002 or 2003, but may do so from time to time in the future.

RESULTS OF OPERATIONS

Critical Accounting Policies.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Our consolidated financial statements are the basis for our discussion and analysis of financial condition and results of operations.  Completing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported values and disclosures in the consolidated financial statements.  We believe that we have made these estimates and assumptions in an appropriate manner in a way that accurately reflects our financial condition.  We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors to ensure that they are reasonable for reporting purposes.  However, actual results may differ from these estimates and assumptions.

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by generally accepted accounting principles, many subjective judgments must be made with regard to critical accounting polices.  One of these judgments is our estimate for useful lives in determining depreciation expense for our properties.  Depreciation of buildings and improvements is computed using the straight—line method over an estimated useful life of 25 years.  If we use a shorter or longer estimated useful life it could have a material impact on our results of operations.  We believe that 25 years is an appropriate estimate of useful life.  No depreciation has been recorded on Crest Net’s properties because they are held for sale.

Another significant judgment that must be made is the impairment losses taken on our properties when events or change in circumstances indicate that the carrying amount of the asset may not be recoverable.  Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value.  Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset.  If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less cost to sell.  The carrying value of our real estate is the largest component of our consolidated balance sheet.  If events should occur that required us to reduce the carrying value of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations.

The following is a comparison of our results of operations for the years ended December 31, 2003, 2002 and 2001.

Rental Revenue.

Rental revenue was $149.3 million for 2003 versus $133.9 million for 2002, an increase of $15.4 million, or 11.5%.  Rental revenue was $115.9 million in 2001.  The increase in rental revenue in 2003 compared to 2002 is attributable to:

•                  The 242 retail properties acquired in 2003 by Realty Income, which generated revenue of $7.6 million;

•                  The 108 retail properties acquired in 2002 by Realty Income, which generated revenue of $13.5 million in 2003 compared to $6.4 million in 2002, an increase of $7.1 million;

•                  Same store rents generated on 1,003 leased properties owned in all of both 2003 and 2002 increased by $1.1 million, or 0.9%, to $122.2 million from $121.1 million.

•                  Properties owned by Crest Net, which generated revenue of $1.7 million in 2003 compared to $1.4 million in 2002, an increase of $0.3 million;

•                  Development properties acquired before 2002 that started paying rent in 2002, properties that were vacant during part of 2003 or 2002 and lease termination settlements generated revenue of $4.5 million in 2003 as compared to $4.6 million in 2002, a decrease of $0.1 million; and

•                  A decrease in straight-line rent of $421,000 in 2003 as compared to 2002.

We anticipate that our rental revenue from the 242 properties acquired in 2003 will increase significantly in 2004 since the majority of these properties were acquired in the fourth quarter.

Of the 1,404 properties in the portfolio at December 31, 2003, 1,399, or 99.6%, are single-tenant properties and the remaining properties are multi-tenant properties.  Of the 1,399 single-tenant properties, 1,374, or 98.2%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 11.8 years at December 31, 2003.  Of our 1,374 leased single-tenant properties, 1,301, or 94.7%, were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index with adjustment ceilings;

•                  Overage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $1.2 million in 2003, $1.5 million in 2002 and $1.6 million in 2001.  Percentage rent in 2003 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2004.

Our portfolio of retail real estate leased primarily under net leases to regional and national chains continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At December 31, 2003, our portfolio of 1,404 retail properties was 98.1% leased with 26 properties available for lease.  Transactions to lease or sell 12 of the 26 properties available for lease or sale at December 31, 2003 were underway or completed as of February 10, 2004.  We anticipate these transactions to be completed during the next six months, although we cannot guarantee that all of these properties can be sold or leased within this period.  It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time, however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Gain on Sales of Real Estate Acquired for Resale by Crest Net.

In 2003, Crest Net sold 27 properties for $45.2 million, which resulted in a gain of $6.2 million.  In 2002, Crest Net sold 23 properties for $27.3 million, which resulted in a gain of $3.5 million.  In 2001, Crest Net sold nine properties for $28.9 million, which resulted in a gain of $3.4 million.  All gains on sales of real estate acquired for resale are reported before income taxes.

At December 31, 2003, Crest Net had invested $53.3 million in 37 properties, which are held for sale.  Our goal is for Crest Net to carry an average inventory of $20 to $25 million in real estate.  Crest Net’s level of inventory increased substantially during the second half of 2003.  Crest Net generates an earnings spread on the difference between the lease payments it receives on the properties held in inventory and the cost of capital used to acquire properties.  It is our belief that at this level of inventory, earnings will more than cover the ongoing expenses of Crest Net.

Interest Expense.

Interest expense was $3.4 million higher in 2003 than in 2002 primarily due to higher average outstanding balances.  The following is a summary of the five components of our interest expense (dollars in thousands):

	2003	2002	2001

Interest on credit facilities and notes	$24,962	$21,221	$24,479
Amortization of settlements on treasury lock agreements	756	756	756
Credit facility commitment fees	507	514	513
Amortization of credit facility origination costs and deferred bond financing costs	1,446	1,556	1,103
Interest capitalized	(697)	(511)	(385)

Interest expense	$26,974	$23,536	$26,466

Credit facilities and notes outstanding (dollars in thousands):	2003	2002	2001

Average outstanding balances	$389,517	$326,107	$326,050
Average interest rates	6.41%	6.51%	7.51%

Interest on outstanding credit facilities and notes increased by $3.7 million in 2003 as compared to 2002 primarily due to higher average outstanding balances.  In 2002, unamortized fees of $406,000 relating to our previous credit facilities, which were canceled in October 2002, were charged to interest expense.

At February 16, 2004, the weighted average interest rate on our:

•                  Credit facility borrowings of $13.0 million was 2.0%;

•                  Notes payable of $480 million was 6.7%; and

•                  Combined outstanding credit facility and notes of $493.0 million was 6.5%.

Interest Coverage Ratio.

Our interest coverage ratio for 2003 was 5.3 times, for 2002 it was 5.5 times and for 2001 it was 4.4 times.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated below) divided by interest expense.  We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense.  Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited.  This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities to our interest coverage amount (dollars in thousands):

	2003	2002	2001
Net cash provided by operating activities	$73,957	$124,807	$90,035
Interest expense	26,974	23,536	26,466
Income taxes	2,703	1,743	1,792
Investments in real estate acquired for resale	87,384	6,724	24,535
Proceeds from sales of real estate acquired for resale	(45,226)	(27,287)	(28,912)
Gain on sales of real estate acquired for resale	6,217	3,495	3,374
Amortization of deferred stock compensation	(951)	(606)	(301)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,751)	(202)	(1,125)
Accounts payable, accrued expenses and other liabilities	(5,194)	(2,025)	49
Interest coverage amount	$144,113	$130,185	$115,913
Divided by interest expense	$26,974	$23,536	$26,466

Interest coverage ratio	5.3	5.5	4.4

Fixed Charge Coverage Ratio.

Our fixed charge coverage ratio for 2003 and 2002 was 3.9 times and for 2001 was 3.2 times.  Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator.  We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments.  Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited.  This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	2003	2002	2001
Interest coverage amount	$144,113	$130,196	$115,913
Divided by interest expense plus preferred stock dividends	$36,687	$33,249	$36,178

Fixed charge coverage ratio	3.9	3.9	3.2

Depreciation and Amortization.

Depreciation and amortization was $33.5 million in 2003 versus $30.1 million in 2002 and $27.7 million in 2001.  The increase in depreciation and amortization was due to the acquisition of properties in 2003, 2002 and 2001, which was partially offset by property sales in these years.  Included in 2001, is $924,000 of amortization expense related to goodwill.

General and Administrative Expenses.

General and administrative expenses increased by $1.7 million to $11.2 million in 2003 versus $9.5 million in 2002. General and administrative expenses in 2001 were $7.8 million.  In 2003, general and administrative expenses as a percentage of total revenue increased to 7.2% as compared to 6.9% in 2002 and 6.5% in 2001.  Included in general and administrative expenses are $566,000, $410,000 and $496,000 of expenses attributable to Crest Net in 2003, 2002 and 2001, respectively.  General and administrative expenses, excluding expenses attributable to Crest Net, increased primarily due to increases in corporate insurance, payroll and staffing costs.

As our property portfolio has grown and continues to grow, we have and anticipate that we will continue to increase the level of our staffing.  We expect general and administrative expenses to continue to increase due to costs attributable to payroll, staffing costs and corporate governance.  We anticipate that our rental revenue will increase at a faster rate in 2004 than our general and administrative expenses.

We had 58 employees at February 16, 2004 compared to 56 at March 1, 2003, 53 at March 1, 2002 and 49 at March 1, 2001.

Property Expenses.

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses.  Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees.  General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees.  At December 31, 2003, 26 properties were available for lease, as compared to 27 at December 31, 2002 and 20 at December 31, 2001.

Property expenses were $2.6 million in 2003, $2.5 million in 2002 and $2.3 million in 2001.  The $100,000 increase in property expenses in 2003 is primarily attributable to an increase in costs associated with vacant properties.

Income Taxes.

Income taxes increased $1.0 million to $2.7 million in 2003 as compared to $1.7 million in 2002.  The increase in 2003 is due to an increase in Crest Net income taxes.  Crest Net taxes were higher in 2003 as compared to 2002 because Crest Net’s taxable net income was higher.

The following is a summary of our income taxes (dollars in thousands):

	2003	2002	2001
Realty Income’s state and local income taxes	$501	$496	$392
Crest Net’s income taxes	2,202	1,247	1,400

Income taxes	$2,703	$1,743	$1,792

Gain on Sales of Investment Properties by Realty Income.

In 2003, we sold or exchanged 35 properties for a total of $23.1 million and recognized a gain of $6.5 million.  This gain is included in discontinued operations.  In 2002, we sold or exchanged 35 properties for a total of $20.2 million and recognized a gain of $6.3 million.  Of this gain, $6.0 million is included in discontinued operations.  In 2001, we sold or exchanged 35 properties for a total of $39.5 million and recognized a gain of $10.5 million.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term.  At December 31, 2003, we classified real estate with a carrying amount of $60.1 million as held for sale, which includes $53.3 million in properties owned by Crest Net.  Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified.  We anticipate we will receive between $15 million and $35 million in proceeds from the sale of investment properties during the next 12 months and we intend to invest these proceeds into new property acquisitions.  However, we cannot guarantee that we will sell properties during the next 12 months.

Discontinued Operations.

The operations of seven properties listed as held for sale at December 31, 2003, plus properties sold in 2002 and 2003 have been classified as discontinued operations.

The following is a summary of our discontinued operations for 2003, 2002 and 2001 (dollars in thousands):

	2003	2002	2001
Rental and other revenue	$2,196	$4,795	$6,147
Gain on sales of investment properties	6,484	5,957	—
Depreciation and amortization	(449)	(1,114)	(1,397)
Property expenses	(435)	(363)	(235)
Provisions for impairment	(570)	(1,320)	(70)

Income from discontinued operations	$7,226	$7,955	$4,445

Provisions for Impairment.

Provisions for impairment of $570,000 were taken in 2003 as compared to $1.3 million in 2002.  These impairment losses are included in discontinued operations.  Provisions for impairment of $1.5 million were taken in 2001, of which $70,000 is included in discontinued operations.

Preferred stock dividends.

We paid preferred stock dividends of $9.7 million in each of 2003, 2002 and 2001.

Net income available to common stockholders.

Net income available to common stockholders in 2003 increased by $7.7 million, or 11.2%, to $76.7 million as compared to $69.0 million in 2002.  Net income available to common stockholders in 2001 was $57.8 million.

Net income available to common stockholders includes gains and losses from the sale of investment properties.  The amount of gains and losses varies from period to period, based on the timing of property sales, and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during 2003 was $6.5 million as compared to $6.3 million during 2002 and $10.5 million in 2001.

FUNDS FROM OPERATIONS (FFO)

AVAILABLE TO COMMON STOCKHOLDERS

FFO for 2003 increased by $10.3 million, or 11.0%, to $104.0 million as compared to $93.7 million in 2002.  The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable Generally Accepted Accounting Principles (“GAAP”) measure) to FFO, information regarding distributions paid and the diluted weighted average number of shares outstanding for 2003 and 2002 (dollars in thousands):

	2003	2002	2001
Net income available to common stockholders	$76,722	$68,954	$57,846
Depreciation and amortization:
Continuing operations	33,465	30,113	27,728
Discontinued operations	449	1,114	1,397
Depreciation of furniture, fixtures and equipment	(114)	(136)	(115)
Gain on sales of investment properties:
Continuing operations	—	(340)	(10,478)
Discontinued operations	(6,484)	(5,957)	—

Total funds from operations	$104,038	$93,748	$76,378

Distributions paid to common stockholders	$83,842	$78,042	$64,871

FFO in excess of distributions to common stockholders	$20,196	$15,706	$11,507

Diluted weighted average number of shares outstanding	35,611,314	33,988,157	29,281,120

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

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful.  Furthermore, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of Realty Income’s performance.  In addition, FFO should not be considered as an alternative to reviewing our cash flows from operating, investing and financing activities as a measure of liquidity, of our ability to make cash distributions or of our ability to pay interest payments.

Other Non-Cash Items and Capitalized Expenditures.

The following information includes non-cash items and capitalized expenditures on existing properties in our portfolio.  These items are not utilized in the adjustments to net income available to common stockholders to arrive at funds from operations.  Analysts and investors often request this supplemental information.

For the Years Ended (dollars in thousands)	2003	2002	2001
Provision for impairment losses	$570	$1,320	$1,450
Amortization of settlements on treasury lock agreements	756	756	756
Amortization of deferred note financing costs(1)	725	579	579
Amortization of stock compensation	951	606	301
Straight line rent(2)	275	(146)	(12)
Capitalized leasing costs and commissions	(392)	(377)	(401)
Capitalized building improvements	(264)	(642)	(547)

(1) Amortization of deferred note financing costs includes the amortization of costs incurred and capitalized when our notes were issued in May 1997, October 1998, January 1999, March 2003 and November 2003.  These costs are being amortized over the lives of these notes.  No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

(2) Negative amounts represent that our straight-line rent was more than our actual cash rent collected by the amounts indicated.  Positive amounts represent that our straight-line rent was less than our actual cash rent collected by the amounts indicated.

FFO GENERATED BY CREST NET

Crest Net generated $4.6 million in FFO for Realty Income in 2003, $2.7 million in 2002 and $2.4 million in 2001.  As a result of the increase in Crest Net’s inventory, we anticipate that Crest Net’s contributions to our FFO in the early quarters of 2004 may be more significant compared to the same quarters in 2003.  The future contribution, if any, to our FFO by Crest Net will depend on the timing and the number of property acquisitions and sales it achieves, if any, in a given period.  The following is a calculation of Crest Net’s FFO contribution to Realty Income for 2003 and 2002 (dollars in thousands):

	2003	2002	2001
Gains from the sales of real estate acquired for resale	$6,217	$3,495	$3,374
Rent and other revenue	1,724	1,422	1,816
Interest expense	(561)	(395)	(869)
General and administrative expenses	(566)	(410)	(496)
Property expenses	(24)	(117)	—
Income taxes	(2,202)	(1,247)	(1,400)

Funds from operations contributed by Crest Net	$4,588	$2,748	$2,425

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

Approximately 97.9%, or 1,374, of the 1,404 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property costs and expenses.  Net leases tend to reduce our exposure to rising property expenses due to inflation.  Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Certain Variable Interest Entities.  FIN No.  46R requires consolidation of a variable interest entity by an enterprise that holds a controlling financial interest.  The impact of adopting FIN No. 46R is not expected to have a material effect on our financial position or results of operations.

Item 7A:                             Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations.  Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs.  To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument.  We were not a party to any derivative financial instruments at December 31, 2003.  We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques.  The following table presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in table in millions):

	Expected Maturity Data
	2005		2007		2008		Thereafter		Total	Fair Value(5)
Fixed rate debt	—		$110.0	(2)	$100.0	(3)	$270.0	(4)	$480.0	$498.7
Average interest rate			7.8%		8.3%		5.6%		6.7%
Variable rate debt	$26.4	(1)	—		—		—		$26.4	$26.4
Average interest rate	2.0%								2.0%

(1) The credit facility expires in October 2005.  The credit facility balance as of February 16, 2004 was $13.0 million.

(2) $110 million matures in May 2007.

(3) $100 million matures in October 2008.

(4) $20 million matures in January 2009, $100 million matures in March 2013 and $150 million matures in November 2015.

(5) We base the fair value of the fixed rate debt at December 31, 2003 on the closing market price or indicative price per each note.  The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

The table incorporates only those exposures that exist as of December 31, 2003; it does not consider those exposures or positions that could arise after that date.  As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

Item 8:                                      Financial Statements and Supplementary Data

Schedules not filed:  All schedules, other than that indicated in the Table of Contents, have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Realty Income Corporation:

We have audited the consolidated financial statements of Realty Income Corporation and subsidiaries as listed in the accompanying table of contents.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule III as listed in the accompanying table of contents.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement Schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Diego, California
January 23, 2004

REALTY INCOME CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(dollars in thousands, except per share data)

	2003	2002
ASSETS
Real estate, at cost:
Land	$557,288	$467,488
Buildings and improvements	975,894	818,412
	1,533,182	1,285,900
Less accumulated depreciation and amortization	(272,647)	(254,250)

Net real estate held for investment	1,260,535	1,031,650
Real estate held for sale, net	60,110	6,528
Net real estate	1,320,645	1,038,178
Cash and cash equivalents	4,837	8,921
Accounts receivable	3,950	4,408
Goodwill, net	17,206	17,206
Other assets	13,619	11,517
Total assets	$1,360,257	$1,080,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$7,582	$6,801
Accounts payable and accrued expenses	11,479	5,047
Other liabilities	7,030	6,227
Lines of credit payable	26,400	109,700
Notes payable	480,000	230,000
Total liabilities	532,491	357,775

Commitments and contingencies

Stockholders’ equity:

Preferred stock and paid in capital, par value $1.00 per share, 20,000,000 shares authorized, 4,125,700 shares issued and outstanding	99,368	99,368
Common stock and paid in capital, par value $1.00 per share, 100,000,000 shares authorized, 37,909,086 and 34,874,827 shares issued and outstanding in 2003 and 2002, respectively	969,030	855,818
Distributions in excess of net income	(240,632)	(232,731)
Total stockholders’ equity	827,766	722,455
Total liabilities and stockholders’ equity	$1,360,257	$1,080,230

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Income

Years Ended December 31, 2003, 2002 and 2001

(dollars in thousands, except per share data)

	2003	2002	2001

REVENUE
Rental	$149,279	$133,891	$115,927
Gain on sales of real estate acquired for resale	6,217	3,495	3,374
Other	618	336	822
	156,114	137,722	120,123

EXPENSES
Interest	26,974	23,536	26,466
Depreciation and amortization	33,465	30,113	27,727
General and administrative	11,182	9,454	7,840
Property	2,581	2,504	2,283
Income taxes	2,703	1,743	1,792
Provision for impairment losses	—	—	1,380
	76,905	67,350	67,488

Income from operations	79,209	70,372	52,635
Gain on sales of investment properties	—	340	10,478

Income from continuing operations	79,209	70,712	63,113
Income from discontinued operations	7,226	7,955	4,445
Net income	86,435	78,667	67,558
Preferred stock dividends	(9,713)	(9,713)	(9,712)
Net income available to common stockholders	$76,722	$68,954	$57,846

Income from continuing operations per common share:
Basic	$1.95	$1.80	$1.83
Diluted	$1.95	$1.79	$1.82
Net income available to common stockholders per common share:
Basic	$2.16	$2.03	$1.98
Diluted	$2.15	$2.03	$1.98

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Stockholders’ Equity

Years Ended December 31, 2003, 2002 and 2001

(dollars in thousands)

			Preferred	Common
	Shares of		stock and	stock and	Distributions
	Preferred Stock	Common Stock	paid in capital	paid in capital	in excess of net income	Total
Balance, December 31, 2000	4,125,700	26,563,519	$99,368	$630,932	$(214,731)	$515,569

Net income	—	—	—	—	67,558	67,558
Distributions paid and payable	—	—	—	—	(75,907)	(75,907)
Shares issued in stock offerings, net of offering costs of $9,044	—	5,900,000	—	157,041	—	157,041
Shares purchased	—	(6,800)	—	(169)	—	(169)
Shares issued	—	380,527	—	9,340	—	9,340
Shares forfeited	—	(8,135)	—	(202)	—	(202)
Deferred stock compensation, net of forfeitures and amortization	—	—	—	(1,437)	—	(1,437)

Balance, December 31, 2001	4,125,700	32,829,111	99,368	795,505	(223,080)	671,793

Net income	—	—	—	—	78,667	78,667
Distributions paid and payable	—	—	—	—	(88,318)	(88,318)
Shares issued in stock offerings, net of offering costs of $2,957	—	1,823,150	—	57,079	—	57,079
Shares issued	—	222,828	—	5,927	—	5,927
Shares forfeited	—	(262)	—	(7)	—	(7)
Deferred stock compensation, net of forfeitures and amortization	—	—	—	(2,686)	—	(2,686)

Balance, December 31, 2002	4,125,700	34,874,827	99,368	855,818	(232,731)	722,455

Net income	—	—	—	—	86,435	86,435
Distributions paid and payable	—	—	—	—	(94,336)	(94,336)
Shares issued in stock offerings, net of offering costs of $5,854	—	2,875,000	—	110,842	—	110,842
Shares issued	—	159,929	—	4,767	—	4,767
Shares forfeited	—	(670)	—	(22)	—	(22)
Deferred stock compensation, net of forfeitures and amortization	—	—	—	(2,375)	—	(2,375)

Balance, December 31, 2003	4,125,700	37,909,086	$99,368	$969,030	$(240,632)	$827,766

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

(dollars in thousands)

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86,435	$78,667	$67,558
Adjustments to net income:
Depreciation and amortization	33,465	30,113	27,727
Provision for impairment losses	—	—	1,380
Income from discontinued operations	(7,226)	(7,955)	(4,445)
Cash from discontinued operations	1,762	4,432	5,913
Investments in real estate acquired for resale	(87,384)	(6,724)	(24,535)
Proceeds from sales of real estate acquired for resale	45,226	27,287	28,912
Gain on sales of real estate acquired for resale	(6,217)	(3,495)	(3,374)
Gain on sales of investment properties	—	(340)	(10,478)
Amortization of deferred stock compensation	951	595	301
Changes in assets and liabilities:
Accounts receivable and other assets	1,751	202	1,125
Accounts payable, accrued expenses and other liabilities	5,194	2,025	(49)

Net cash provided by operating activities	73,957	124,807	90,035

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties:
From continuing operations	—	1,198	39,543
From discontinued operations	20,773	18,530	—
Acquisition of and additions to investment properties	(280,587)	(134,427)	(132,291)

Net cash used in investing activities	(259,814)	(114,699)	(92,748)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	360,600	332,700	196,300
Payments under lines of credit	(443,900)	(308,300)	(285,000)
Proceeds from common stock offerings, net	110,842	57,079	157,041
Proceeds from note offerings, net	246,367	—	—
Distributions to common stockholders	(83,842)	(78,042)	(64,871)
Distributions to preferred stockholders	(9,713)	(9,713)	(9,712)
Proceeds from other stock issuances	1,419	2,622	7,776
Shares purchased	—	—	(169)
Net cash provided by (used in) financing activities	181,773	(3,654)	1,365

Net increase (decrease) in cash and cash equivalents	(4,084)	6,454	(1,348)
Cash and cash equivalents, beginning of year	8,921	2,467	3,815

Cash and cash equivalents, end of year	$4,837	$8,921	$2,467

For supplemental disclosures, see note 13.

The accompanying notes to consolidated financial statements are an integral part of these statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

December 31, 2003, 2002 and 2001

1.                            Organization and Operation

Realty Income Corporation (“Realty Income,” the “Company,” “we” or “our”) is organized as a Maryland corporation.  We invest in commercial retail real estate and have elected to be taxed as a real estate investment trust (“REIT”).  At December 31, 2003, we owned 1,404 properties in 48 states containing over 11.3 million leasable square feet, plus an additional 37 properties owned by our wholly-owned subsidiary, Crest Net Lease, Inc. (“Crest Net”).  Crest Net was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges, under Section 1031 of the Internal Revenue Code of 1986, as amended (“the Code”).

2.                            Summary of Significant Accounting Policies and Procedures

Federal Income Taxes.  We have elected to be taxed as a REIT under the Code.  We believe we have qualified and continue to qualify as a REIT.  As a REIT, we will be permitted to deduct distributions paid to our stockholders and generally will not be required to pay federal corporate income taxes on such income.  Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of Crest Net, which totaled $1.8 million, $1.0 million and $1.2 million in 2003, 2002 and 2001, respectively, and which are included in income taxes.

Earnings and profits which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due to differences in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things.

The following reconciles our net income available to common stockholders to taxable income for the year ended December 31, 2003 (dollars in thousands) (unaudited):

Net income available to common stockholders	$76,722
Tax loss on the sale of real estate less than book gain	(11,104)
Elimination of net revenue and expenses from Crest Net	(2,366)
Dividends received from Crest Net	3,100
Preferred dividends not deductible for tax	9,713
Depreciation and amortization timing differences	9,532
Impairment losses	570
Other adjustments	389

Estimated taxable net income	$86,556

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation, for the years ended December 31:

	2003	2002	2001
Weighted average shares used for basic net income per share computation	35,564,141	33,933,749	29,225,359
Incremental shares from the assumed exercise of stock options	47,173	54,408	55,761
Adjusted weighted average shares used for diluted net income per share computation	35,611,314	33,988,157	29,281,120

In 2003, 2002 and 2001, no stock options were anti-dilutive.

Discontinued Operations.  In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the operations of seven properties listed as held for sale at December 31, 2003, plus properties sold during 2003 and 2002 were reported as discontinued operations, and their respective 2002 and 2001 results of operations were reclassified to discontinued operations.

The following is a summary of our discontinued operations for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands):

	2003	2002	2001
Rental and other revenue	$2,196	$4,795	$6,147
Gain on sales of investment properties	6,484	5,957	—
Depreciation and amortization	(449)	(1,114)	(1,397)
Property expenses	(435)	(363)	(235)
Provisions for impairment	(570)	(1,320)	(70)
Income from discontinued operations	$7,226	$7,955	$4,445

Income from discontinued operations per common share Basic and diluted	$0.20	$0.23	$0.15

Leases.  All leases are accounted for as operating leases.  Under this method, lease payments that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term.  Any rental revenue contingent upon a tenant’s sales is recognized only after the tenants exceed their sales breakpoint.  Rental increases based upon changes in the consumer price indexes are recognized only after the changes in the indexes have occurred, and then applied according to the lease agreements.

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of Realty Income, Crest Net and other entities for which we make operational and financial decisions (control), after elimination of all material intercompany balances and transactions.

Cash Equivalents.  We consider all short-term, highly liquid investments to be cash equivalents, which are readily convertible to cash and have an original maturity of three months or less at the time of purchase.

Gain on Sales of Properties.  We recognize gains or losses on sales of properties in accordance with Statement No. 66, Accounting for Sales of Real Estate.

Depreciation and Amortization.  Depreciation of buildings and improvements are computed using the straight-line method over an estimated useful life of 25 years.  Amortization of goodwill in 2001 and prior periods was computed using the straight-line method over 25 years.

Maintenance and Repairs.  Expenditures for maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.

Provisions for Impairment.  We review long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Generally, a provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value.  Impairment loss is measured as the amount by which the current book value of the asset exceeds the fair value of the asset.  If a property is held for sale, it is carried at the lower of cost or estimated fair value, less cost to sell.  Provisions for impairment of $570,000, $1.3 million and $1.5 million were recorded in 2003, 2002 and 2001, respectively, are included in discontinued operations, except for $1.4 million of the 2001 provision.

Stock Option Plan.  Prior to 2002 we accounted for our stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issues to Employees and related interpretations. No stock option-based compensation cost was reflected in 2001 net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2002, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and beginning in 2002 started expensing the costs for all stock option awards granted, modified, or settled after January 1, 2002. Stock option awards under the plan vest over periods ranging from one to five years.  Therefore, the cost related to stock option-based compensation included in the determination of net income available to common stockholders is less than that which would have been recognized if the fair value based method had been applied to all stock option awards since the original effective date of Statement No. 123.

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share amounts).

	2003	2002	2001
Net income available to common stockholders, as reported	$76,722	$68,954	$57,846
Add: Stock option-based compensation expense included in reported net income	11	12	—
Deduct: Total stock option-based compensation expense determined under fair value method for all awards, net of related tax effects	(27)	(106)	(216)
Pro forma net income available to common stockholders	$76,706	$68,860	$57,630

Earnings per common share:
As reported – basic	$2.16	$2.03	$1.98
As reported – diluted	2.15	2.03	1.98
Pro forma – basic	2.16	2.03	1.97
Pro forma – diluted	2.15	2.03	1.97

Goodwill.  In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets.  This statement changed the accounting for goodwill from an amortization method to an impairment-only approach. Under Statement No. 142, goodwill will be tested for impairment annually as well as when events or circumstances occur that indicate that our goodwill might be impaired. We adopted the provisions of Statement No. 142 on January 1, 2002 and ceased amortizing our goodwill, which totaled $17.2 million. During the second quarter of 2002, we completed the transitional impairment testing of our goodwill and found that our goodwill was not impaired. We did not have any new goodwill or record an impairment on our existing goodwill during 2003 or 2002.  Amortization of goodwill for 2001 was $924,000.  We do not have any intangible assets as contemplated under Statement No. 142 or unamortized negative goodwill.

The following table reconciles reported net income available to common stockholders to adjusted net income available to common stockholders.  It excludes the effect of goodwill amortization expense that is no longer amortized under Statement No. 142 (dollars in thousands, except per share data):

2001
Net income available to common stockholders, as reported	$57,846
Goodwill amortization	924
Adjusted net income available to common stockholders	$58,770

Basic and diluted earnings per common share
Net income available to common stockholders, as reported	$1.98
Goodwill amortization	0.03
Adjusted net income available to common stockholders	$2.01

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

Reclassifications.  Certain of the 2002 and 2001 balances have been reclassified to conform to the 2003 presentation.

3.                            Retail Properties Acquired

We acquire land, buildings and improvements that is used by retail operators.  Generally, we do not acquire properties with in-place operating leases, nor other forms of intangible assets.

A.  During 2003, Realty Income and Crest Net invested $371.6 million in aggregate in 302 new retail properties and properties under development.  These 302 properties are located in 25 states, will contain approximately 1.9 million leasable square feet and are 100% leased, with an average initial lease term of 19.9 years.

During 2002, Realty Income and Crest Net invested $139.4 million in aggregate in 111 new retail properties and properties under development.  These 111 properties are located in 24 states, contain approximately 733,000 leasable square feet and are 100% leased, with an average initial lease term of 19.8 years.

B.  During 2003, Realty Income invested $284.0 million in 242 new retail properties and properties under development, with an initial weighted average contractual lease rate of 9.8%.  These 242 properties are located in 20 states, will contain approximately 1.5 million leasable square feet and are 100% leased, with an average initial lease term of 19.9 years.

During 2002, Realty Income invested $133.3 million in 108 new retail properties and properties under development, with an initial weighted average contractual lease rate of 10.4%.  These 108 properties are located in 24 states, contain approximately 719,800 leasable square feet and are 100% leased, with an average initial lease term of 19.8 years.

C.  During 2003, Crest Net invested $87.6 million in 60 new retail properties and properties under development.

During 2002, Crest Net invested $6.1 million in three new retail properties and properties under development.

D.  Crest Net’s property inventory at December 31, 2003 and December 31, 2002 totaled $53.3 million and $4.6 million, respectively, and is included in real estate held for sale, net, on our consolidated balance sheets.

4.                            Credit Facilities

In October 2002, we entered into a $250 million credit facility to replace the existing $200 million acquisition credit facility and $25 million credit facility, each of which was scheduled to expire in 2003.  Unamortized fees of $406,000 relating to the canceled credit facilities were charged to interest expense in 2002.

The borrowing rate on the $250 million credit facility was reduced compared to the previous credit facilities. As of December 31, 2003, Realty Income’s investment grade credit ratings provide for borrowing at LIBOR (London Interbank Offered Rate) plus 90 basis points, with a facility fee of 20 basis points on the total of the facility amount, for all-in drawn pricing of 110 basis points over LIBOR as compared to an all-in pricing of 145 basis points on our previous credit facilities.  The term of our current facility extends through October 2005.

The average borrowing rate on our credit facilities during 2003 was 2.2%, compared to 3.0% in 2002 and 6.4% in 2001.  Our current credit facility is, and previous credit facilities were, subject to various leverage and interest coverage ratio limitations.  The Company is and has been in compliance with these covenants.

In 2003, 2002 and 2001, interest of $697,000, $511,000 and $385,000, respectively, was capitalized with respect to properties under development.

5.                            Notes Payable

In November 2003, we issued $150 million of 5-1/2% senior unsecured notes due 2015 (the “2015 Notes”).  The notes were sold at 99.508% of par.  The net proceeds from this offering were used to acquire new retail properties and to repay borrowings under our unsecured acquisition credit facility.  Interest on the 2015 Notes is paid semiannually.

In March 2003, we issued $100 million of 5-3/8% senior unsecured notes due 2013 (the “2013 Notes”).  The notes were sold at 99.509% of par.  The net proceeds from this offering were used to repay borrowings under our unsecured acquisition credit facility.  Interest on the 2013 Notes is paid semiannually.

In January 1999, we issued $20 million of 8% senior unsecured notes due 2009 (the “2009 Notes”).  Interest on the 2009 Notes is payable semiannually.

In October 1998, we issued $100 million of 8-1/4% Monthly Income Senior Notes due 2008 (the “2008 Notes”).  In May 1998, we entered into a treasury interest rate lock agreement associated with the 2008 Notes.

In settlement of the agreement, we made a payment of $8.7 million in 1998.  The payment on the agreement is being amortized over 10 years (the life of the 2008 Notes) as a yield adjustment to interest expense.  After taking into effect the results of a treasury interest rate lock agreement, the effective rate to us on the 2008 Notes is 9.12%.  Interest on the 2008 Notes is payable monthly. The 2008 Notes are unsecured.

In May 1997, we issued $110 million of 7-3/4% senior unsecured notes due 2007 (the “2007 Notes”).  In December 1996, we entered into a treasury interest rate lock agreement associated with the 2007 Notes.  In settlement of the agreement, we received $1.1 million in 1997.  The payment received on the agreement is being amortized over 10 years (the life of the 2007 Notes) as a yield adjustment to interest expense.  After taking into effect the results of a treasury interest rate lock agreement, the effective interest rate to us on the 2007 Notes is 7.62%.  Interest on the 2007 Notes is payable semiannually.

Interest incurred on the 2015 Notes, 2013 Notes, 2009 Notes, 2008 Notes and 2007 Notes collectively for each of the years ended December 31, 2003, 2002 and 2001 was $23.6 million, $18.4 million and $18.4 million, respectfully.

6.                            Common Stock Offerings

A.                         In October 2003, we issued 2,875,000 shares of common stock at a price of $40.59 per share.  The net proceeds of $110.8 million were used to repay a portion of our acquisition credit facility.

B.                           In July 2002, we issued 1,550,000 shares of common stock at a price of $33.40 per share.  The net proceeds of $48.9 million were used to repay a portion of our acquisition credit facility.

C.                           In February 2002, we issued 273,150 shares of common stock to a unit investment trust at a net price to us of $30.26 per share, based on a 5% discount to the market price at the time of issuance of $31.85 per share.  The net proceeds of $8.2 million were used to repay a portion of our acquisition credit facility.

D.                          In October 2001, we issued 2,600,000 shares of common stock at a price of $28.50 per share.  In November 2001, 350,000 additional shares were issued when the underwriters exercised their over-allotment option.  The net proceeds of $79.5 million were used to repay borrowings under our acquisition credit facility and for other general corporate purposes.

E.                            In May 2001, we issued 2,850,000 shares of common stock at a price of $27.80 per share.  We issued an additional 100,000 shares in May 2001 when the underwriters exercised their over-allotment option.  The net proceeds of $77.5 million were used to repay borrowings under our acquisition credit facility and for other general corporate purposes.

7.                            Distributions Paid and Payable

A.                         We pay monthly cash distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the years ended December 31:

Month	2003	2002	2001
January	$0.19500	$0.19000	$0.18500
February	0.19500	0.19000	0.18500
March	0.19500	0.19000	0.18500
April	0.19625	0.19125	0.18625
May	0.19625	0.19125	0.18625
June	0.19625	0.19125	0.18625
July	0.19750	0.19250	0.18750
August	0.19750	0.19250	0.18750
September	0.19750	0.19250	0.18750
October	0.19875	0.19375	0.18875
November	0.19875	0.19375	0.18875
December	0.19875	0.19375	0.18875
Total	$2.36250	$2.30250	$2.24250

The following presents the federal income tax characterization of distributions paid or deemed to be paid to common stockholders for the years ended December 31:

	2003	2002	2001

Ordinary income	$2.21058	$2.16843	$1.94838
Return of capital	0.15192	0.13407	0.29412
Capital gain	—	—	—

Totals	$2.36250	$2.30250	$2.24250

At December 31, 2003, a distribution of $0.20 per common share was payable and was paid in January 2004.

At December 31, 2002, a distribution of $0.195 per common share was payable and was paid in January 2003.

B.                           In May 1999, we issued 2,760,000 shares of 9 3/8% Class B cumulative redeemable preferred stock (the “Class B Preferred”), of which 2,745,700 shares are outstanding.  Beginning May 25, 2004, the Class B Preferred shares are redeemable at our option for $25.00 per share.  Dividends on the Class B Preferred are paid quarterly in arrears.  For each of the years ended December 31, 2003, 2002 and 2001, dividends of $6.4 million were paid on our Class B Preferred.

The following presents the federal income tax characterization of dividends paid or deemed to be paid to Class B Preferred stockholders for the years ended December 31:

	2003	2002	2001

Ordinary income	$2.34375	$2.34372	$2.34360
Capital gain	—	—	—

C.                           In July 1999, we issued 1,380,000 shares of 9 1/2% Class C cumulative redeemable preferred stock (the “Class C Preferred”), all of which are outstanding.  Beginning July 30, 2004, the Class C Preferred shares are redeemable at our option for $25.00 per share.  Dividends on the Class C Preferred are paid monthly in arrears.  For each of the years ended December 31, 2003, 2002 and 2001, dividends of $3.3 million were paid on our Class C Preferred.

The following presents the federal income tax characterization of dividends paid or deemed to be paid to Class C Preferred stockholders for the years ended December 31:

	2003	2002	2001

Ordinary income	$2.37500	$2.37497	$2.37480
Capital gain	—	—	—

8.                            Operating Leases

A.                         At December 31, 2003, we owned 1,404 properties in 48 states, excluding 37 properties owned by Crest Net.  Of these 1,404 properties, 1,399 are single-tenant and the remainder are multi-tenant.  At December 31, 2003, 26 properties were vacant and available for lease or sale.

Substantially all leases are net leases where the tenant pays property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Percentage rent for 2003, 2002 and 2001 was $1.2 million, $1.6 million and $1.7 million, respectively, including amounts recorded to discontinued operations.

At December 31, 2003, minimum annual rents to be received on the operating leases are as follows (dollars in thousands):

For the years ending December 31,
2004	$160,137
2005	149,818
2006	143,278
2007	135,716
2008	127,134
Thereafter	1,210,313

TOTAL	$1,926,396

B.                           Major Tenants – The following schedule presents rental revenue, including percentage rents, from tenants representing more than 10% of our total revenue for the years ended December 31, 2003, 2002 or 2001 (dollars in thousands):

Tenants	2003	2002	2001
Children’s World Learning Centers, Inc. (1)	—	$13,530	$13,596

(1) Rental revenue from Children’s World Learning Centers, Inc. represented less than 10% of our total revenue for 2003.

9.                            Gain on Sales of Real Estate Acquired for Resale by Crest Net

In 2003, Crest Net sold 27 properties for $45.2 million, which resulted in a gain of $6.2 million, before income taxes.

In 2002, Crest Net sold 23 properties for $27.3 million, which resulted in a gain of $3.5 million, before income taxes.

In 2001, Crest Net sold nine properties for $28.9 million, which resulted in a gain of $3.4 million, before income taxes.

10.                     Gain on Sales of Investment Properties by Realty Income

During 2003, we sold or exchanged 35 investment properties and exchanged three excess land parcels (from three properties) for $23.1 million, which resulted in a gain of $6.5 million.  This gain on sales of investment properties is included in discontinued operations.  Included in the 35 properties was one property leased by one of our tenants that we exchanged for another property owned by that tenant (see note 13B).

In 2002, we sold or exchanged 35 properties for $20.2 million and recognized a gain of $6.3 million.  Of this gain, $6.0 million is included in discontinued operations.  Included in the 35 properties was one property leased by one of our tenants that we exchanged for another property owned by that tenant (see note 13B).

In 2001, we sold 35 properties for $39.5 million and recognized a gain of $10.5 million.

11.                     Purchases of Realty Income Securities

In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common stock, preferred stock and senior debt securities.  We purchased an aggregate of $6.7 million of our securities in 2000 and 2001. No securities were purchased in 2003 or 2002.

12.                     Fair Value of Financial Instruments

We believe that the carrying values reflected in the consolidated balance sheets at December 31, 2003 and 2002 reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for lines of credit payable and notes payable.  In making these assessments, we used estimates.  The fair value of the lines of credit payable approximates its carrying value because its terms are similar to those available in the market place.  The fair value of the notes payable at December 31, 2003 and 2002 is estimated to be $498.7 million and $250.6 million, respectively, based upon the closing market price per note or indicative price per each note at December 31, 2003 and 2002, respectively.

13.                     Supplemental Disclosures of Cash Flow Information

Interest paid in 2003, 2002 and 2001 was $32.5 million, $21.4 million and $25.3 million, respectively.

Income taxes paid by Realty Income and Crest Net in 2003, 2002 and 2001 were $0.8 million, $1.7 million, and $1.8 million, respectively.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements (dollars in thousands):

A.  Additions to properties resulted in the following:

	2003	2001
Buildings	$1,741	$421
Real estate held for sale, net	289	183
Other liabilities	2,030	604

B.  In 2003, we exchanged excess land parcels from three different properties leased by one of our tenants for land (with improvements) owned by that same tenant.  In 2003, we also exchanged one property leased by one of our tenants for another property owned by that tenant.  In 2002, we exchanged one property leased by one of our tenants for another property owned by that tenant.  The gain on exchange is included in discontinued operations. These transactions resulted in the following:

	2003	2002
Land	$—	$(23)
Buildings	—	22
Accumulated depreciation	64	3
Gain on sale	(64)	(2)

C.  In 2001, acquisition of the 5% of Crest Net common stock not previously owned by Realty Income resulted in the following:

Accounts receivable	$(450)
Accounts payable and accrued expenses	(450)

D.  Restricted stock grants resulted in the following:

	2003	2002	2001
Common stock and paid in capital	$3,315	$3,305	$1,564
Deferred stock compensation	(3,315)	(3,305)	(1,564)

14.                     Employee Benefit Plan

We have a 401(k) plan covering substantially all of our employees.  Under our 401(k) plan, employees may elect to make contributions to the plan up to a maximum of 15% of their compensation, subject to limits under the IRS Code.  We match 50% of our employee’s contributions, up to 3% of the employee’s compensation.  Our aggregate matching contributions each year has been immaterial to our results of operations.

15.                     Stock Incentive Plan

In 2003, our Board of Directors adopted and our stockholders approved the 2003 Incentive Award Plan of Realty Income Corporation to enable us to attract and retain the services of directors, employees and consultants considered essential to our long-term success by offering them an opportunity to own stock in Realty Income and/or rights which will reflect our growth, development and financial success.  Under the terms of this plan, the aggregate number of shares of our common stock subject to options, stock purchase rights, stock appreciation rights and other awards will be no more than 1,714,000 shares.  The maximum number of shares which may be subject to options, stock purchase rights, stock appreciation rights and other awards granted under the plan to any individual in any calendar year may not exceed 800,000 shares.  This plan has a term of 10 years from the date it was adopted by our Board of Directors.  In 2003, there were no grants made under this plan.

In 1993, our Board of Directors approved a stock incentive plan (the “Stock Plan”) designed to attract and retain directors, officers and employees of the Company by enabling those individuals to participate in the ownership of the Company.  The Stock Plan authorizes the issuance in each calendar year of up to 3% of the total shares outstanding at the end of such year.  The Stock Plan provides for grants of up to 1,950,308 shares.  The Stock Plan provides for the award (subject to ownership limitations) of a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards.

In 2003, 2002 and 2001, the Company issued 94,866 shares, 110,572 shares and 61,500 shares of restricted stock, respectively, which vest over periods ranging from five years to ten years.  The weighted average fair market values of the restricted stock issued in 2003, 2002 and 2001 were $35.14, $29.89 and $25.43, respectively.

Stock options are granted with an exercise price equal to the underlying stock’s fair market value at the date of grant.  Stock options expire ten years from the date they are granted and vest over service periods of one, three, four and five years.

The following table summarizes our stock option activity for the years 2003, 2002 and 2001:

	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	190,240	$24.02	275,063	$23.16	618,186	$23.77
Options granted	—	—	36,184	29.40	—	—
Options exercised	(65,063)	21.93	(112,256)	23.36	(319,027)	24.38
Options canceled	(1,299)	29.40	(8,751)	27.90	(24,096)	22.50
Outstanding, end of year	123,878	25.05	190,240	24.02	275,063	23.16

Options exercisable, end of year	103,662		160,397		229,875
Weighted average fair value of each option granted during the year	—		$2.60		—

At December 31, 2003, the options outstanding under the Stock Plan had exercise prices ranging from $20.00 to $29.40, with a weighted average price of $25.05, and expiration dates ranging from August 2004 to December 2011 with a weighted average remaining term of 5.3 years.  At December 31, 2003, the options exercisable under the Stock Plan had exercise prices ranging from $20.00 to $29.40 with a weighted average price of $24.28.

The fair value of each stock option grant was estimated at the date of grant using the binomial option-pricing model with the following assumptions:

2002
Expected dividend yield	9.76%
Risk-free interest rate	5.09%
Volatility	18.18%
Expected life of options	10 years

16.                     Stockholder Rights Plan

In 1998, our Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”) that will expire in July 2008.  The Rights Plan assigns one right (a “Right”) to purchase one one-hundredth (1/100th) of a share of our Class A Junior Participating Preferred Stock, par value $1.00 per share, for each share of common stock owned on or issued after July 1, 1998.  Currently, the Rights are not exercisable and do not trade separately from our common stock.

Under specified circumstances, stockholders will be able to exercise their Rights if a person or group acquires 15% of our common stock or makes a tender offer to acquire 15% or more of our common stock.  In these circumstances, stockholders other than the acquirer would be able to exercise the Rights to purchase our common stock or, in some situations, the acquirer’s stock at a 50% discount.

17.                     Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis.  For financial reporting purposes, we have grouped our tenants into 14 reportable industry segments, including properties owned by Crest Net that are grouped together.  All of the properties are incorporated into one of the applicable segments.  Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of December 31, 2003 (dollars in thousands):

	Revenue
For the years ended December 31,	2003	2002	2001
Segment rental revenue:
Automotive parts	$6,682	$6,614	$6,732
Automotive service	12,269	9,558	6,905
Automotive tire services	4,591	3,704	3,105
Child care	26,088	26,458	26,194
Consumer electronics	4,481	4,420	4,582
Convenience stores	19,728	12,457	10,137
Crest Net Lease	1,697	1,416	1,807
Entertainment	3,869	3,196	2,180
Health and fitness	5,638	5,389	4,308
Home furnishings	7,288	6,962	6,812
Restaurants	17,394	17,017	12,601
Sporting goods	5,665	5,593	1,116
Theaters	6,015	5,340	5,209
Video rental	4,806	4,568	4,465
Other non-reportable segments(1)	23,068	21,199	19,774
Reconciling items:
Gain on sales of real estate acquired for resale	6,217	3,495	3,374
Interest and other	618	336	822
Total revenue	$156,114	$137,722	$120,123

(1)  Includes 15 retail industry segments.

	Assets
As of December 31,	2003	2002

Segment net real estate:
Automotive parts	$42,698	$44,512
Automotive service	95,339	87,948
Automotive tire services	136,536	28,319
Child care	121,374	133,612
Consumer electronics	32,897	34,323
Convenience stores	234,507	124,394
Crest Net Lease	53,304	4,626
Entertainment	38,680	38,850
Health and fitness	56,415	51,202
Home furnishings	59,349	61,201
Restaurants	117,222	122,721
Sporting goods	50,930	49,165
Theaters	52,796	53,755
Video rental	35,425	36,572
Other non-reportable segments(1)	193,173	166,978

Total net real estate	1,320,645	1,038,178
Non-real estate assets	39,612	42,052

Total assets	$1,360,257	$1,080,230

(1)  Includes 15 retail industry segments.

18.                     Commitments and Contingencies

In the ordinary course of our business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business.  We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated statements taken as a whole.

We have committed to pay estimated unfunded development costs of $8.3 million on properties under development at December 31, 2003.

REALTY INCOME CORPORATION AND SUBSIDIARIES

Consolidated Quarterly Financial Data

(dollars in thousands, except per share data)

(not covered by Independent Auditors’ Report)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2003
Total revenue	$35,212	$36,207	$37,467	$47,229	$156,114
Interest expense	5,964	6,618	6,660	7,732	26,974
Depreciation and amortization expense	7,911	8,169	8,238	9,147	33,465
Other expenses	3,537	3,546	3,544	5,838	16,466
Income from operations	17,800	17,874	19,025	24,512	79,209
Income from discontinued operations	234	2,716	1,304	2,972	7,226
Net income	18,034	20,590	20,329	27,484	86,435
Net income available to common stockholders	15,606	18,162	17,901	25,056	76,722
Basic net income per common share	0.45	0.52	0.51	0.67	2.16
Diluted net income per common share	0.45	0.52	0.51	0.67	2.15
Dividends paid per common share	0.58500	0.58875	0.59250	0.59625	2.36250

2002
Total revenue	$32,352	$33,456	$35,262	$36,652	$137,722
Interest expense	5,605	5,803	5,919	6,209	23,536
Depreciation and amortization expense	7,163	7,321	7,717	7,912	30,113
Other expenses	3,274	3,470	3,583	3,374	13,701
Income from operations	16,310	16,862	18,043	19,157	70,372
Income from discontinued operations	1,656	1,583	3,766	950	7,955
Net income	18,294	18,445	21,820	20,107	78,667
Net income available to common stockholders	15,866	16,017	19,392	17,679	68,954
Basic and diluted net income per common share(1)	0.48	0.48	0.56	0.51	2.03
Dividends paid per common share	0.57000	0.57375	0.57750	0.58125	2.30250

(1)  Net income per share is computed independently for each quarter and the full year based on the respective weighted average shares outstanding.  Therefore, the sum of the quarterly net income per common share amounts may not equal the annual amount reported.

Item 9:                                      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent auditors on accountancy or financial disclosure, nor have we changed accountants in the two most recent fiscal years.

Item 9A:                             Controls and Procedures

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

PART III

Item 10:                               Directors and Executive Officers of the Registrant

The information set forth under the captions “Director Nominees” and “Officers of the Company” and “Compliance With Federal Securities Laws” in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 11, 2004, to be filed pursuant to Regulation 14A.

Item 11:                               Executive Compensation

The information set forth under the caption “Executive Compensation” in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 11, 2004, to be filed pursuant to Regulation 14A.

Item 12:                                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 11, 2004, to be filed pursuant to Regulation 14A.

Item 13:                               Certain Relationships and Related Transactions

The information set forth under the caption “Certain Transactions” in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 11, 2004, to be filed pursuant to Regulation 14A.

PART IV

Item 14 –  Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees and Services” in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 11, 2004, to be filed pursuant to Regulation 14A.

Item 15:                               Exhibits, Financial Statement Schedules and Reports on Form 8-K

A.                         The following documents are filed as part of this report.

1.	Financial Statements (see Item 8)

	a.	Independent Auditors’ Report

	b.	Consolidated Balance Sheets, December 31, 2003 and 2002

	c.	Consolidated Statements of Income, Years ended December 31, 2003, 2002 and 2001

	d.	Consolidated Statements of Stockholders’ Equity, Years ended December 31, 2003, 2002 and 2001

	e.	Consolidated Statements of Cash Flows, Years ended December 31, 2003, 2001 and 2001

	f.	Notes to Consolidated Financial Statements

	g.	Consolidated Quarterly Financial Data, (unaudited) for 2003 and 2002

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

3.                               Exhibits

2.1

Agreement and Plan of Merger dated as of May 15, 1997 between Realty Income Corporation, a Delaware corporation, and Realty Income Maryland, Inc., a Maryland corporation (incorporated by reference to the Company’s Form 8-B12B dated July 29, 1997 (“Form 8-B”) and incorporated herein by reference).

3.1	Articles of Incorporation of the Company (filed as Appendix B to the Company’s Proxy Statement dated March 28, 1997 (“1997 Proxy Statement”) and incorporated herein by reference).

3.2	Bylaws of the Company (filed as Appendix C to the Company’s 1997 Proxy Statement and incorporated herein by reference).

3.3

Articles Supplementary of the Class A Junior Participating Preferred Stock of Realty Income Corporation (filed as an exhibit to Realty Income’s registration statement on Form 8-A, dated June 26, 1998, and incorporated herein by reference).

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

4.4

Rights Agreement, dated as of June 25, 1998, between Realty Income Corporation and The Bank of New York (filed as an exhibit to the Company’s registration statement on Form 8-A, dated June 26, 1998, and incorporated herein by reference).

4.5	Pricing Committee Resolutions (filed as exhibit 4.2 the Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

4.6	Form of 8.25% Notes due 2008 (filed as exhibit 4.3 to Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

4.7	Indenture dated as of October 28, 1998 between Realty Income and The Bank of New York (filed as exhibit 4.1 to the Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

4.8	Pricing Committee Resolutions and Form of 8% Notes due 2009 (filed as exhibit 4.2 to Realty Income’s Form 8-K, dated January 21, 1999 and incorporated herein by reference).

4.9	Form of 5-3/8% Senior Notes due 2013 (filed as exhibit 4.2 to the Company’s Form 8-K, dated March 5, 2003 and incorporated herein by reference).

4.10

Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5-3/8% Senior Notes due 2013 (filed as exhibit 4.3 to Realty Income’s Form 8-K, dated March 5, 2003 and incorporated herein by reference).

4.11	Form of 5-1/2% Senior Notes due 2015 (filed as exhibit 4.2 to the Company’s Form 8-K, dated November 19, 2003 and incorporated herein by reference).

4.12

Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5-1/2% Senior Notes due 2015 (filed as exhibit 4.3 to the Company’s Form 8-K, dated November 19, 2003 and incorporated herein by reference).

10.1	$250 million Credit Agreement dated October 28, 2002 (filed as exhibit 10.1 to the Company’s Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.2	1994 Stock Option and Incentive Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (registration number 33-95708) and incorporated herein by reference).

10.3	First Amendment to the 1994 Stock Option and Incentive Plan, dated June 12, 1997 (filed as Exhibit 10.9 to the Company’s Form 8-B and incorporated herein by reference).

10.4	Second Amendment to the 1994 Stock Option and Incentive Plan, dated December 16, 1997, (filed as Exhibit 10.9 to the Company’s Form 10-K dated December 31, 1997 and incorporated herein by reference).

10.5	Management Incentive Plan, (filed as Exhibit 10.10 to the Company’s Form 10-K dated December 31, 1997 and incorporated herein by reference).

10.6	Form of Nonqualified Stock Option Agreement for Independent Directors, (filed as Exhibit 10.11 to the Company’s Form 10-K dated December 31, 1997 and incorporated herein by reference).

10.7

Form of Indemnification Agreement entered into between the Company and the executive officers of the Company (filed as Exhibit 10.1 to the Company’s Form 8-K dated November 21, 1997 and incorporated herein by reference).

10.8

Form of Indemnification Agreement entered into between the Company and each director on the Board of Directors of the Company (filed as Exhibit 10.2 to the Company’s Form 8-K dated November 21, 1997 and incorporated herein by reference).

10.9	Form of Employment Agreement between the Company and its Executive Officers (incorporated by reference to the Company’s Form 8-B12B dated July 29, 1997 and incorporated herein by reference).

10.10

First amendment dated July 16, 2003 to the $250 million Credit Agreement dated October 28, 2002 Company (filed as exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).

10.11	2003 Stock Incentive Award Plan of Realty Income Corporation (filed as Appendix A to the Company’s 2003 Proxy Statement and incorporated herein by reference).

*10.12	First Amendment to the 2003 Stock Incentive Award Plan of Realty Income Corporation.

*10.13	Second Amendment to the 2003 Stock Incentive Award Plan of Realty Income Corporation.

*12.1	Statement re computation of ratios.

*21.1	Subsidiaries of the Company as of January 1, 2004.

*23.1	Independent Auditors’ Consent.

*31.1	Section 302 Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

*31.2	Section 302 Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

*32	Section 906 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* Filed herewith.

B.                           The Registrant filed two reports on Form 8-K during the last quarter of the period covered by this report.

The Form 8-K dated October 16, 2003, filed on October 22, 2003, reported that the Company entered into a purchase agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representative of the underwriters, pursuant to which the Company agreed to issue and sell 2,500,000 shares of the Company’s common stock.

The Form 8-K dated November 19, 2003, filed on November 24, 2003, reported that the Company entered into a purchase agreement with Banc of America Securities LLC and Citigroup Global Markets Inc., as the representatives of the underwriters, pursuant to which the Company agreed to issue and sell $150,000,000 aggregate principal amount of 5.50% senior notes of the Company due November 15, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:	/s/THOMAS A. LEWIS
Thomas A. Lewis
Vice Chairman of the Board of Directors,
Chief Executive Officer

Date: February 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/WILLIAM E. CLARK
William E. Clark
Chairman of the Board of Directors

Date: February 17, 2004

By:	/s/THOMAS A. LEWIS
Thomas A. Lewis
Vice Chairman of the Board of Directors,
Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2004

By:	/s/DONALD R. CAMERON
Donald R. Cameron
Director

Date: February 17, 2004

By:	/s/ROGER P. KUPPINGER
Roger P. Kuppinger
Director

Date: February 17, 2004

By:	/s/MICHAEL D. MCKEE
Michael D. McKee
Director

Date: February 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/WILLARD H. SMITH JR
Willard H. Smith Jr
Director

Date: February 17, 2004

By:	/s/KATHLEEN R. ALLEN, Ph.D.
Kathleen R. Allen, Ph.D.
Director

Date: February 17, 2004

By:	/s/PAUL M. MEURER
Paul M. Meurer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: February 17, 2004

By:	/s/GREGORY J. FAHEY
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)

Date: February 17, 2004

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Apparel Stores
Mesa	AZ	619,035	867,013	None	43,447	619,035	910,460	1,529,495	177,927		02/11/99	300
Danbury	CT	1,083,296	6,217,688	40,544	6	1,083,296	6,258,238	7,341,534	1,570,460		09/30/97	300
Manchester	CT	771,660	3,653,539	None	None	771,660	3,653,539	4,425,199	846,194		03/26/98	300
Manchester	CT	1,250,464	5,917,037	None	None	1,250,464	5,917,037	7,167,501	1,370,487		03/26/98	300
Staten Island	NY	4,202,093	3,385,021	None	898	4,202,093	3,385,919	7,588,012	784,063		03/26/98	300

Automotive Collision Services
Highlands Ranch	CO	583,289	1,354,617	None	None	583,289	1,354,617	1,937,906	66	In process	08/11/03	300
Parker	CO	678,768	1,730,460	None	None	678,768	1,730,460	2,409,228	85	In process	07/03/03	300
Thornton	CO	693,323	258,425	None	None	693,323	258,425	951,748	34	In process	10/15/03	300
Cumming	GA	661,624	1,821,494	None	None	661,624	1,821,494	2,483,118	16,533	09/18/03	12/31/02	300
Douglasville	GA	679,868	1,934,482	None	None	679,868	1,934,482	2,614,350	23,305	08/11/03	12/30/02	300
Morrow	GA	725,948	1,846,315	None	None	725,948	1,846,315	2,572,263	27,629	In process	08/30/02	300
Peachtree City	GA	1,190,380	688,309	None	None	1,190,380	688,309	1,878,689	27,283	12/16/02	09/19/02	300
Ham Lake	MN	192,610	512,667	None	None	192,610	512,667	705,277	34	In process	10/31/03	300
Bartlett	TN	648,526	363,683	None	None	648,526	363,683	1,012,209	36	In process	10/27/03	300

Automotive Parts
Millbrook	AL	108,000	518,741	None	65	108,000	518,806	626,806	102,741	12/10/98	01/21/99	300
Montgomery	AL	254,465	502,350	None	None	254,465	502,350	756,815	111,352		06/30/98	300
Blytheville	AR	137,913	509,447	6,000	None	137,913	515,447	653,360	115,626		06/30/98	300
Osceola	AR	88,759	520,047	None	None	88,759	520,047	608,806	115,276		06/30/98	300
Wynne	AR	70,000	547,576	26,595	None	70,000	574,171	644,171	111,317	11/10/98	02/24/99	300
Phoenix	AZ	231,000	513,057	None	None	231,000	513,057	744,057	316,409		11/09/87	300
Phoenix	AZ	71,750	159,359	None	None	71,750	159,359	231,109	98,278		11/19/87	300
Phoenix	AZ	222,950	495,178	None	None	222,950	495,178	718,128	270,898		11/02/89	300
Tucson	AZ	194,250	431,434	None	None	194,250	431,434	625,684	267,423		10/30/87	300
Grass Valley	CA	325,000	384,955	None	None	325,000	384,955	709,955	228,999		05/20/88	300
Jackson	CA	300,000	390,849	None	None	300,000	390,849	690,849	230,011		05/17/88	300
Sacramento	CA	210,000	466,419	None	None	210,000	466,419	676,419	287,646		11/25/87	300
Turlock	CA	222,250	493,627	None	None	222,250	493,627	715,877	302,879		12/30/87	300
Canon City	CO	66,500	147,699	None	None	66,500	147,699	214,199	91,088		11/12/87	300
Denver	CO	141,400	314,056	None	None	141,400	314,056	455,456	193,681		11/18/87	300
Denver	CO	315,000	699,623	None	None	315,000	699,623	1,014,623	418,360		05/16/88	300
Denver	CO	283,500	629,666	None	None	283,500	629,666	913,166	376,527		05/27/88	300
Littleton	CO	252,925	561,758	None	None	252,925	561,758	814,683	341,171		02/12/88	300
Smyrna	DE	232,273	472,855	None	None	232,273	472,855	705,128	101,665		08/07/98	300
Council Bluffs	IA	194,355	431,668	None	6	194,355	431,674	626,029	258,130		05/19/88	300
Boise	ID	158,400	351,812	None	None	158,400	351,812	510,212	210,377		05/06/88	300
Automotive Parts
Boise	ID	190,080	422,172	None	None	190,080	422,172	612,252	252,450		05/06/88	300

F 1

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Coeur D’Alene	ID	165,900	368,468	None	None	165,900	368,468	534,368	229,552		09/21/87	300
Lewiston	ID	138,950	308,612	None	None	138,950	308,612	447,562	192,262		09/16/87	300
Moscow	ID	117,250	260,417	None	None	117,250	260,417	377,667	162,237		09/14/87	300
Nampa	ID	183,743	408,101	None	119	183,743	408,220	591,963	244,060		05/06/88	300
Twin Falls	ID	190,080	422,172	None	None	190,080	422,172	612,252	252,450		05/06/88	300
Brazil	IN	183,952	453,831	None	None	183,952	453,831	637,783	86,979		03/31/99	300
Princeton	IN	134,209	560,113	None	None	134,209	560,113	694,322	107,349		03/31/99	300
Vincennes	IN	185,312	489,779	None	None	185,312	489,779	675,091	93,869		03/31/99	300
Kansas City	KS	185,955	413,014	None	None	185,955	413,014	598,969	246,975		05/13/88	300
Kansas City	KS	222,000	455,881	None	None	222,000	455,881	677,881	272,551		05/16/88	300
Alma	MI	155,000	600,282	None	None	155,000	600,282	755,282	110,991	04/29/99	02/10/99	300
Lansing	MI	265,000	574,931	None	None	265,000	574,931	839,931	112,144	04/30/99	12/03/98	300
Sturgis	MI	109,558	550,274	None	None	109,558	550,274	659,832	110,949		12/30/98	300
Blue Springs	MO	222,569	494,333	None	None	222,569	494,333	716,902	274,278		07/31/89	300
Independence	MO	210,643	467,844	None	None	210,643	467,844	678,487	259,580		07/31/89	300
Kansas City	MO	210,070	466,571	None	None	210,070	466,571	676,641	279,000		05/13/88	300
Kansas City	MO	168,350	373,910	None	None	168,350	373,910	542,260	223,590		05/26/88	300
Batesville	MS	190,124	485,670	None	None	190,124	485,670	675,794	106,038		07/27/98	300
Horn Lake	MS	142,702	514,779	None	None	142,702	514,779	657,481	114,108		06/30/98	300
Jackson	MS	248,483	572,522	None	None	248,483	572,522	821,005	94,478		11/16/99	300
Richland	MS	243,565	558,645	None	None	243,565	558,645	802,210	90,329		12/21/99	300
Missoula	MT	163,100	362,249	None	None	163,100	362,249	525,349	224,540		10/30/87	300
Kearney	NE	173,950	344,393	None	None	173,950	344,393	518,343	180,620		05/01/90	300
Omaha	NE	196,000	435,321	None	None	196,000	435,321	631,321	260,313		05/26/88	300
Omaha	NE	199,100	412,042	None	6	199,100	412,048	611,148	245,227		05/27/88	300
Albuquerque	NM	80,500	178,794	None	None	80,500	178,794	259,294	110,826		10/29/87	300
Rio Rancho	NM	211,577	469,923	None	None	211,577	469,923	681,500	285,396		02/26/88	300
Sante Fe	NM	70,000	155,473	None	None	70,000	155,473	225,473	96,370		10/29/87	300
Las Vegas	NV	161,000	357,585	None	None	161,000	357,585	518,585	221,649		10/29/87	300
Reno	NV	456,000.00	562,344.00	None	None	456,000	562,344	1,018,344	336,194		05/26/88	300
Canton	OH	396,560	597,553	None	None	396,560	597,553	994,113	128,475		08/14/98	300
Hamilton	OH	183,000	515,727	None	None	183,000	515,727	698,727	97,248	04/07/99	12/03/98	300
Hubbard	OH	147,043	481,217	None	None	147,043	481,217	628,260	106,669		06/30/98	300
Albany	OR	152,250	338,153	None	3	152,250	338,156	490,406	211,731		08/24/87	300
Beaverton	OR	210,000	466,419	None	3	210,000	466,422	676,422	292,043		08/26/87	300
Oak Grove	OR	180,250	400,336	None	3	180,250	400,339	580,589	250,666		08/06/87	300
Portland	OR	190,750	423,664	None	3	190,750	423,667	614,417	265,273		08/12/87	300
Portland	OR	147,000	326,493	None	3	147,000	326,496	473,496	204,430		08/26/87	300
Portland	OR	210,000	466,412	None	3	210,000	466,415	676,415	290,572		09/01/87	300
Automotive Parts
Salem	OR	136,500	303,170	None	3	136,500	303,173	439,673	189,826		08/20/87	300
Butler	PA	339,929	633,078	5,684	None	339,929	638,762	978,691	139,144		08/07/98	300
Dover	PA	265,112	593,341	None	None	265,112	593,341	858,453	131,523		06/30/98	300

F 2

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Enola	PA	220,228	546,026	None	None	220,228	546,026	766,254	111,942		11/10/98	300
Hanover	PA	132,500	719,511	None	None	132,500	719,511	852,011	126,074	07/26/99	05/13/99	300
Harrisburg	PA	327,781	608,291	None	None	327,781	608,291	936,072	134,836		06/30/98	300
Harrisburg	PA	283,417	352,473	None	None	283,417	352,473	635,890	74,611		09/30/98	300
Lancaster	PA	199,899	774,838	10,913	None	199,899	785,751	985,650	168,107		08/14/98	300
New Castle	PA	180,009	525,774	3,860	None	180,009	529,634	709,643	118,604		06/30/98	300
Reading	PA	379,000	658,722	None	None	379,000	658,722	1,037,722	119,813	06/09/99	12/04/98	300
Columbia	TN	273,120	431,716	None	None	273,120	431,716	704,836	78,427		06/30/99	300
Memphis	TN	197,708	507,647	None	None	197,708	507,647	705,355	107,455		09/30/98	300
Amarillo	TX	140,000	419,734	None	None	140,000	419,734	559,734	245,592		09/12/88	300
El Paso	TX	66,150	146,922	None	None	66,150	146,922	213,072	91,069		10/27/87	300
El Paso	TX	56,350	125,156	None	None	56,350	125,156	181,506	77,578		10/27/87	300
Lubbock	TX	42,000	93,284	None	None	42,000	93,284	135,284	57,821		10/26/87	300
Lubbock	TX	49,000	108,831	None	None	49,000	108,831	157,831	67,459		10/29/87	300
Midland	TX	45,500	101,058	None	4	45,500	101,062	146,562	62,640		10/27/87	300
Odessa	TX	50,750	112,718	None	250	50,750	112,968	163,718	69,917		10/26/87	300
Bellevue	WA	185,500	411,997	None	108	185,500	412,105	597,605	257,988		08/06/87	300
Bellingham	WA	168,000	373,133	None	None	168,000	373,133	541,133	233,632		08/20/87	300
Bothell	WA	199,500	443,098	None	108	199,500	443,206	642,706	277,462		08/20/87	300
Hazel Dell	WA	168,000	373,135	None	None	168,000	373,135	541,135	220,511		05/23/88	300
Kennewick	WA	161,350	358,365	None	None	161,350	358,365	519,715	224,386		08/26/87	300
Kent	WA	199,500	443,091	None	None	199,500	443,091	642,591	277,435		08/06/87	300
Lacey	WA	171,150	380,125	None	None	171,150	380,125	551,275	238,010		08/13/87	300
Marysville	WA	168,000	373,135	None	None	168,000	373,135	541,135	233,634		08/20/87	300
Moses Lake	WA	138,600	307,831	None	None	138,600	307,831	446,431	192,744		08/12/87	300
Pasco	WA	161,700	359,142	None	None	161,700	359,142	520,842	224,872		08/18/87	300
Puyallup	WA	173,250	384,795	None	108	173,250	384,903	558,153	239,746		09/15/87	300
Redmond	WA	196,000	435,317	None	108	196,000	435,425	631,425	271,221		09/17/87	300
Renton	WA	185,500	412,003	None	108	185,500	412,111	597,611	256,695		09/15/87	300
Richland	WA	161,700	359,142	None	None	161,700	359,142	520,842	224,872		08/13/87	300
Seattle	WA	162,400	360,697	None	108	162,400	360,805	523,205	225,868		08/20/87	300
Silverdale	WA	183,808	419,777	None	None	183,808	419,777	603,585	261,517		09/16/87	300
Spanaway	WA	189,000	419,777	None	None	189,000	419,777	608,777	262,838		08/25/87	300
Spokane	WA	66,150	146,921	None	None	66,150	146,921	213,071	90,608		11/18/87	300
Tacoma	WA	191,800	425,996	None	108	191,800	426,104	617,904	266,754		08/18/87	300
Tacoma	WA	196,000	435,324	None	None	196,000	435,324	631,324	269,835		10/15/87	300
Vancouver	WA	180,250	400,343	None	None	180,250	400,343	580,593	250,669		08/20/87	300
Automotive Parts
Walla Walla	WA	170,100	377,793	None	None	170,100	377,793	547,893	236,550		08/06/87	300
Wenatchee	WA	148,400	329,602	None	None	148,400	329,602	478,002	206,377		08/25/87	300

Automotive Service
Flagstaff	AZ	144,821	417,485	None	None	144,821	417,485	562,306	89,344	04/11/02	08/29/97	300

F 3

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Mesa	AZ	210,620	475,072	None	None	210,620	475,072	685,692	30,876		05/14/02	300
Phoenix	AZ	189,341	546,984	None	None	189,341	546,984	736,325	35,554		05/14/02	300
Phoenix	AZ	384,608	279,824	None	None	384,608	279,824	664,432	18,187		05/14/02	300
Sierra Vista	AZ	175,114	345,508	None	None	175,114	345,508	520,622	22,456		05/14/02	300
Tucson	AZ	226,596	437,972	None	None	226,596	437,972	664,568	28,466		05/14/02	300
Bakersfield	CA	65,165	206,927	None	None	65,165	206,927	272,092	13,448		05/14/02	300
Chula Vista	CA	313,293	409,654	None	16	313,293	409,670	722,963	124,948	05/01/96	01/19/96	300
Culver City	CA	580,446	158,876	None	None	580,446	158,876	739,322	10,325		05/14/02	300
Dublin	CA	415,620	1,153,928	None	None	415,620	1,153,928	1,569,548	75,003		05/14/02	300
Folsom	CA	471,813	325,610	None	None	471,813	325,610	797,423	21,162		05/14/02	300
Indio	CA	264,956	265,509	None	None	264,956	265,509	530,465	17,256		05/14/02	300
Oxnard	CA	186,980	198,236	None	None	186,980	198,236	385,216	12,883		05/14/02	300
Santa Cruz	CA	374,612	801,826	None	None	374,612	801,826	1,176,438	52,117		05/14/02	300
Simi Valley	CA	213,920	161,012	None	None	213,920	161,012	374,932	10,464		05/14/02	300
Vacaville	CA	358,067	284,931	None	None	358,067	284,931	642,998	18,518		05/14/02	300
Broomfield	CO	154,930	503,626	None	450	154,930	504,076	659,006	148,660	08/22/96	03/15/96	300
Denver	CO	79,717	369,587	None	None	79,717	369,587	449,304	288,306		10/08/85	300
Thornton	CO	276,084	415,464	None	205	276,084	415,669	691,753	115,521	12/31/96	10/31/96	300
Hartford	CT	248,540	482,460	None	None	248,540	482,460	731,000	140,717		09/30/96	300
Southington	CT	225,882	672,910	None	None	225,882	672,910	898,792	175,967		06/06/97	300
Vernon	CT	81,529	300,518	None	None	81,529	300,518	382,047	18,532		06/27/02	300
Carol City	FL	163,239	262,726	None	None	163,239	262,726	425,965	16,201		06/27/02	300
Jacksonville	FL	76,585	355,066	None	124	76,585	355,190	431,775	273,867		12/23/85	300
Lauderdale Lakes	FL	65,987	305,931	None	None	65,987	305,931	371,918	233,836		02/19/86	300
Orange City	FL	99,613	139,008	None	None	99,613	139,008	238,621	9,033		05/14/02	300
Seminole	FL	68,000	315,266	None	None	68,000	315,266	383,266	243,160		12/23/85	300
Sunrise	FL	80,253	372,070	None	None	80,253	372,070	452,323	285,107		02/14/86	300
Tampa	FL	70,000	324,538	None	None	70,000	324,538	394,538	250,312		12/27/85	300
Tampa	FL	67,000	310,629	None	None	67,000	310,629	377,629	239,584		12/27/85	300
Tampa	FL	86,502	401,041	None	None	86,502	401,041	487,543	299,501		07/23/86	300
Atlanta	GA	55,840	258,889	None	93	55,840	258,982	314,822	200,576		11/27/85	300
Atlanta	GA	78,646	364,625	None	93	78,646	364,718	443,364	281,234		12/18/85	300
Bogart	GA	66,807	309,733	None	None	66,807	309,733	376,540	238,893		12/20/85	300
Douglasville	GA	214,771	129,519	None	None	214,771	129,519	344,290	8,417		05/14/02	300
Duluth	GA	222,275	316,925	None	151	222,275	317,076	539,351	76,000	10/24/97	06/20/97	300
Automotive Service
Duluth	GA	290,842	110,056	None	None	290,842	110,056	400,898	7,151		05/14/02	300
Gainesville	GA	53,589	248,452	None	None	53,589	248,452	302,041	191,627		12/19/85	300
Kennesaw	GA	266,865	139,425	None	None	266,865	139,425	406,290	9,060		05/14/02	300
Marietta	GA	60,900	293,461	None	93	60,900	293,554	354,454	226,345		12/26/85	300
Marietta	GA	69,561	346,024	None	None	69,561	346,024	415,585	260,320		06/03/86	300
Norcross	GA	244,124	151,831	None	None	244,124	151,831	395,955	9,867		05/14/02	300
Riverdale	GA	58,444	270,961	None	None	58,444	270,961	329,405	208,049		01/15/86	300

F 4

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Rome	GA	56,454	261,733	None	None	56,454	261,733	318,187	201,871		12/19/85	300
Snellville	GA	253,316	132,124	None	None	253,316	132,124	385,440	8,586		05/14/02	300
Arlington Hts	IL	441,437	215,983	None	None	441,437	215,983	657,420	14,037		05/14/02	300
Chicago	IL	329,076	255,294	None	None	329,076	255,294	584,370	16,592		05/14/02	300
Round Lake Beach	IL	472,132	236,585	None	None	472,132	236,585	708,717	15,376		05/14/02	300
Westchester	IL	421,239	184,812	None	None	421,239	184,812	606,051	12,011		05/14/02	300
Anderson	IN	232,170	385,661	None	None	232,170	385,661	617,831	93,206		12/19/97	300
Indianapolis	IN	231,384	428,307	None	None	231,384	428,307	659,691	124,923		09/27/96	300
Michigan City	IN	392,638	297,650	None	None	392,638	297,650	690,288	19,346		05/14/02	300
Warsaw	IN	140,893	228,116	None	None	140,893	228,116	369,009	14,826		05/14/02	300
Olathe	KS	217,995	367,055	None	None	217,995	367,055	585,050	97,266	04/22/97	11/11/96	300
Louisville	KY	56,054	259,881	None	None	56,054	259,881	315,935	200,443		12/17/85	300
Newport	KY	323,511	289,017	None	None	323,511	289,017	612,528	72,681		09/17/97	300
Billerica	MA	399,043	462,240	None	None	399,043	462,240	861,283	123,936		04/02/97	300
East Falmouth	MA	191,302	340,539	None	None	191,302	340,539	531,841	22,134		05/14/02	300
East Wareham	MA	149,680	278,669	None	None	149,680	278,669	428,349	18,111		05/14/02	300
Fairhaven	MA	138,957	289,294	None	None	138,957	289,294	428,251	18,802		05/14/02	300
Gardner	MA	138,990	289,361	None	None	138,990	289,361	428,351	18,806		05/14/02	300
Hyannis	MA	180,653	458,522	None	None	180,653	458,522	639,175	28,276		06/27/02	300
Lenox	MA	287,769	535,273	None	None	287,769	535,273	823,042	102,583		03/31/99	300
Newburyport	MA	274,698	466,449	None	None	274,698	466,449	741,147	28,764		06/27/02	300
North Reading	MA	180,546	351,161	None	None	180,546	351,161	531,707	22,823		05/14/02	300
Orleans	MA	138,212	394,065	None	None	138,212	394,065	532,277	25,612		05/14/02	300
Aberdeen	MD	223,617	225,605	None	None	223,617	225,605	449,222	13,912		06/27/02	300
Capital Heights	MD	547,173	219,979	None	None	547,173	219,979	767,152	14,295		05/14/02	300
Clinton	MD	70,880	328,620	None	None	70,880	328,620	399,500	255,220		11/15/85	300
Lexington Park	MD	111,396	335,288	None	None	111,396	335,288	446,684	21,790		05/14/02	300
Kalamazoo	MI	391,745	296,975	None	None	391,745	296,975	688,720	19,302		05/14/02	300
Portage	MI	402,409	286,441	None	None	402,409	286,441	688,850	18,617		05/14/02	300
Southfield	MI	275,952	350,765	None	None	275,952	350,765	626,717	22,798		05/14/02	300
Troy	MI	214,893	199,299	None	None	214,893	199,299	414,192	12,953		05/14/02	300
Minneapolis	MN	58,000	268,903	None	182	58,000	269,085	327,085	207,438		12/18/85	300
St. Cloud	MN	203,338	258,626	None	None	203,338	258,626	461,964	15,949		06/27/02	300
Automotive Service
Independence	MO	297,641	233,152	None	None	297,641	233,152	530,793	65,671		12/20/96	300
Asheville	NC	441,746	242,565	None	None	441,746	242,565	684,311	15,765		05/14/02	300
Charlotte	NC	508,100	457,295	None	None	508,100	457,295	965,395	11,432		05/27/03	300
Concord	NC	237,688	357,976	None	5,517	237,688	363,493	601,181	79,592		11/05/97	300
Durham	NC	55,074	255,336	None	None	55,074	255,336	310,410	198,306		11/13/85	300
Durham	NC	354,676	361,203	None	253	354,676	361,456	716,132	90,905	08/29/97	03/31/97	300
Fayetteville	NC	224,326	257,733	None	None	224,326	257,733	482,059	62,268		12/03/97	300
Greensboro	NC	286,068	244,606	None	None	286,068	244,606	530,674	15,891		05/14/02	300
Matthews	NC	295,580	338,472	10,000	16,251	295,580	364,723	660,303	72,307	08/28/98	02/27/98	300

F 5

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Pineville	NC	254,460	355,630	None	151	254,460	355,781	610,241	89,489	08/28/97	04/16/97	300
Raleigh	NC	89,145	413,301	None	None	89,145	413,301	502,446	321,630		10/28/85	300
Raleigh	NC	218,294	319,334	3,905	1,044	218,294	324,283	542,577	77,416	08/01/02	06/20/97	300
Raleigh	NC	398,694	263,621	None	None	398,694	263,621	662,315	65,431		10/01/97	300
Salisbury	NC	235,614	150,592	None	None	235,614	150,592	386,206	9,786		05/14/02	300
Lincoln	NE	337,138	316,958	None	None	337,138	316,958	654,096	20,599		05/14/02	300
Edison	NJ	448,936	238,773	None	None	448,936	238,773	687,709	15,517		05/14/02	300
Glassboro	NJ	182,013	312,480	None	None	182,013	312,480	494,493	19,270		06/27/02	300
Hamilton Square	NJ	422,477	291,555	None	None	422,477	291,555	714,032	18,948		05/14/02	300
Hamilton Township	NJ	265,238	298,167	None	None	265,238	298,167	563,405	19,378		05/14/02	300
Randolph	NJ	452,629	390,163	None	None	452,629	390,163	842,792	25,358		05/14/02	300
Westfield	NJ	705,337	288,720	None	None	705,337	288,720	994,057	18,762		05/14/02	300
Woodbury	NJ	212,788	320,283	None	None	212,788	320,283	533,071	20,815		05/14/02	300
Las Vegas	NV	326,879	359,101	None	None	326,879	359,101	685,980	23,340		05/14/02	300
Las Vegas	NV	316,441	369,768	None	None	316,441	369,768	686,209	24,033		05/14/02	300
Las Vegas	NV	252,169	562,715	None	None	252,169	562,715	814,884	36,575		05/14/02	300
Sparks	NV	326,813	306,311	None	None	326,813	306,311	633,124	19,908		05/14/02	300
Albion	NY	170,589	317,424	None	None	170,589	317,424	488,013	60,831		03/31/99	300
Dansville	NY	181,664	337,991	None	None	181,664	337,991	519,655	64,773		03/31/99	300
East Amherst	NY	260,708	484,788	None	None	260,708	484,788	745,496	92,910		03/31/99	300
East Syracuse	NY	250,609	466,264	None	None	250,609	466,264	716,873	89,356		03/31/99	300
Johnson City	NY	242,863	451,877	None	None	242,863	451,877	694,740	86,598		03/31/99	300
Wellsville	NY	161,331	300,231	None	None	161,331	300,231	461,562	57,536		03/31/99	300
West Amherst	NY	268,692	499,619	None	None	268,692	499,619	768,311	95,752		03/31/99	300
Akron	OH	139,126	460,334	None	None	139,126	460,334	599,460	115,812		09/18/97	300
Beavercreek	OH	205,000	492,538	None	None	205,000	492,538	697,538	133,805	02/13/97	09/09/96	300
Canal Winchester	OH	443,751	825,491	None	None	443,751	825,491	1,269,242	32,689		08/21/02	300
Centerville	OH	305,000	420,448	None	None	305,000	420,448	725,448	125,434	07/24/96	06/28/96	300
Cincinnati	OH	211,185	392,210	None	None	211,185	392,210	603,395	1,961		11/03/03	300
Cinncinati	OH	293,005	201,340	None	None	293,005	201,340	494,345	50,600		09/17/97	300
Cleveland	OH	215,111	216,517	None	None	215,111	216,517	431,628	13,352		06/27/02	300
Automotive Service
Columbus	OH	71,098	329,627	None	168	71,098	329,795	400,893	257,144		10/02/85	300
Columbus	OH	75,761	351,247	None	168	75,761	351,415	427,176	273,349		10/24/85	300
Columbus	OH	245,036	470,468	None	None	245,036	470,468	715,504	151,334		12/22/95	300
Columbus	OH	432,110	386,553	None	None	432,110	386,553	818,663	9,663		05/27/03	300
Columbus	OH	466,696	548,133	None	None	466,696	548,133	1,014,829	13,702		05/27/03	300
Dayton	OH	70,000	324,538	None	107	70,000	324,645	394,645	252,560		10/31/85	300
Dublin	OH	437,887	428,046	None	None	437,887	428,046	865,933	10,700		05/27/03	300
Eastlake	OH	321,347	459,774	None	None	321,347	459,774	781,121	147,894		12/22/95	300
Fairfield	OH	323,408	235,024	None	None	323,408	235,024	558,432	59,090		09/17/97	300
Findlay	OH	283,515	397,004	None	None	283,515	397,004	680,519	95,948		12/24/97	300
Hamilton	OH	252,608	413,279	None	None	252,608	413,279	665,887	108,138	03/31/97	10/04/96	300

F 6

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Huber Heights	OH	282,000	449,381	None	None	282,000	449,381	731,381	125,077	12/03/96	07/18/96	300
Mason	OH	310,990	405,373	None	None	310,990	405,373	716,363	10,133		05/27/03	300
Miamisburg	OH	63,996	296,701	None	None	63,996	296,701	360,697	231,449		10/08/85	300
Milford	OH	353,324	269,997	None	None	353,324	269,997	623,321	67,908		09/18/97	300
Mt. Vernon	OH	216,115	375,357	None	None	216,115	375,357	591,472	90,712		12/30/97	300
Northwood	OH	65,978	263,912	None	None	65,978	263,912	329,890	263,912		09/12/86	180
Norwalk	OH	200,205	366,000	None	None	200,205	366,000	566,205	88,449		12/19/97	300
S. Euclid	OH	337,593	451,944	None	None	337,593	451,944	789,537	11,299		05/27/03	300
Sandusky	OH	264,708	404,011	None	None	264,708	404,011	668,719	97,641		12/19/97	300
Solon	OH	794,305	222,797	None	None	794,305	222,797	1,017,102	5,570		05/27/03	300
Springboro	OH	191,911	522,902	None	None	191,911	522,902	714,813	141,896		03/07/97	300
Toledo	OH	91,655	366,621	None	None	91,655	366,621	458,276	366,621		09/12/86	180
Toledo	OH	73,408	293,632	None	None	73,408	293,632	367,040	293,632		09/12/86	180
West Chester	OH	446,449	768,641	None	None	446,449	768,641	1,215,090	67	06/27/03	03/11/03	300
Midwest City	OK	106,312	333,551	None	None	106,312	333,551	439,863	71,795	08/06/98	08/08/97	300
The Village	OK	143,655	295,422	None	None	143,655	295,422	439,077	67,470	03/06/98	07/29/97	300
Portland	OR	251,499	345,952	None	None	251,499	345,952	597,451	17,296		09/26/02	300
Salem	OR	337,711	253,855	None	None	337,711	253,855	591,566	16,499		05/14/02	300
Bethel Park	PA	299,595	331,264	None	None	299,595	331,264	630,859	80,066		12/19/97	300
Bethlehem	PA	275,328	389,067	None	None	275,328	389,067	664,395	94,033		12/19/97	300
Bethlehem	PA	229,162	310,526	None	None	229,162	310,526	539,688	75,040		12/24/97	300
Connellsville	PA	264,670	587,843	None	1,489	264,670	589,332	854,002	368,263		08/17/87	300
Harrisburg	PA	131,529	220,317	None	None	131,529	220,317	351,846	14,317		05/14/02	300
Philadelphia	PA	858,500	877,744	None	None	858,500	877,744	1,736,244	386,974	05/19/95	12/05/94	300
Pittsburgh	PA	378,715	685,374	None	None	378,715	685,374	1,064,089	32,338	08/22/02	01/17/02	300
Pittsburgh	PA	219,938	408,466	None	None	219,938	408,466	628,404	2,042		11/03/03	300
Springfield Twp.	PA	82,740	383,601	None	None	82,740	383,601	466,341	293,202		02/28/86	300
Warminster	PA	323,847	216,999	None	None	323,847	216,999	540,846	14,101		05/14/02	300
York	PA	249,436	347,424	None	None	249,436	347,424	596,860	83,963		12/30/97	300
Automotive Service
Charleston	SC	217,250	294,079	None	151	217,250	294,230	511,480	74,971	07/14/97	03/13/97	300
Columbia	SC	343,785	295,001	None	25,302	343,785	320,303	664,088	78,394	05/27/97	02/07/97	300
Columbia	SC	267,622	298,594	None	None	267,622	298,594	566,216	68,227	03/31/98	11/05/97	300
Greenville	SC	221,946	315,163	None	314	221,946	315,477	537,423	78,299	09/05/97	03/31/97	300
Lexington	SC	241,534	342,182	None	302	241,534	342,484	584,018	64,666		09/24/98	300
North Charleston	SC	174,980	341,466	None	15,319	174,980	356,785	531,765	74,985	08/06/98	03/12/98	300
Brentwood	TN	305,546	505,728	None	None	305,546	505,728	811,274	120,524	03/13/98	05/28/97	300
Hendersonville	TN	175,764	327,096	None	None	175,764	327,096	502,860	12,539		01/21/03	300
Hermitage	TN	204,296	172,695	None	None	204,296	172,695	376,991	11,223		05/14/02	300
Madison	TN	175,769	327,068	None	None	175,769	327,068	502,837	12,538		01/21/03	300
Memphis	TN	108,094	217,079	None	None	108,094	217,079	325,173	14,107		05/14/02	300
Memphis	TN	214,110	193,591	None	None	214,110	193,591	407,701	12,580		05/14/02	300
Memphis	TN	215,017	216,794	None	None	215,017	216,794	431,811	13,369		06/27/02	300

F 7

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Murfreesboro	TN	150,411	215,528	None	None	150,411	215,528	365,939	14,007		05/14/02	300
Nashville	TN	342,960	227,440	None	None	342,960	227,440	570,400	57,189		09/17/97	300
Carrollton	TX	174,284	98,623	None	None	174,284	98,623	272,907	6,409		05/14/02	300
Carrolton	TX	177,041	199,088	None	None	177,041	199,088	376,129	12,939		05/14/02	300
Dallas	TX	234,604	325,951	None	None	234,604	325,951	560,555	96,156	08/09/96	02/19/96	300
Fort Worth	TX	83,530	111,960	None	None	83,530	111,960	195,490	7,275		05/14/02	300
Houston	TX	285,000	369,697	None	None	285,000	369,697	654,697	91,769	08/08/97	08/08/97	300
Houston	TX	195,000	424,651	6,405	4,077	195,000	435,133	630,133	77,352	02/01/02	06/12/98	300
Humble	TX	257,169	325,652	None	None	257,169	325,652	582,821	21,165		05/14/02	300
Lake Jackson	TX	197,170	256,376	None	None	197,170	256,376	453,546	16,662		05/14/02	300
Lewisville	TX	199,942	324,736	None	None	199,942	324,736	524,678	95,797	08/02/96	02/14/96	300
Lewisville	TX	130,238	207,683	None	None	130,238	207,683	337,921	12,807		06/27/02	300
San Antonio	TX	198,828	437,422	None	None	198,828	437,422	636,250	145,078		09/15/95	300
Richmond	VA	403,549	516,946	None	None	403,549	516,946	920,495	134	In process	10/17/02	300
Roanoke	VA	349,628	322,545	None	None	349,628	322,545	672,173	77,956		12/19/97	300
Warrenton	VA	186,723	241,173	None	None	186,723	241,173	427,896	15,673		05/14/02	300
Bremerton	WA	261,172	373,080	None	None	261,172	373,080	634,252	105,935	03/19/97	07/24/96	300
Milwaukee	WI	173,005	499,244	None	None	173,005	499,244	672,249	160,590		12/22/95	300
Milwaukee	WI	152,509	475,480	None	None	152,509	475,480	627,989	138,681		09/27/96	300
New Berlin	WI	188,491	466,268	None	None	188,491	466,268	654,759	149,983		12/22/95	300
Racine	WI	184,002	114,167	None	None	184,002	114,167	298,169	7,419		05/14/02	300

Automotive Tire Services
Tucson	AZ	178,297	396,004	None	150	178,297	396,154	574,451	212,516		01/19/90	300
Yuma	AZ	120,750	268,190	None	None	120,750	268,190	388,940	143,904		01/23/90	300
Arvada	CO	301,489	931,092	None	None	301,489	931,092	1,232,581	116,424	09/22/00	11/18/99	300
Aurora	CO	221,691	492,382	None	None	221,691	492,382	714,073	264,200		01/29/90	300
Automotive Tire Services
Aurora	CO	353,283	1,135,051	None	None	353,283	1,135,051	1,488,334	126,784	01/03/01	03/10/00	300
Colorado Springs	CO	280,193	622,317	None	None	280,193	622,317	902,510	333,919		01/23/90	300
Colorado Springs	CO	192,988	433,542	None	None	192,988	433,542	626,530	189,460		05/20/93	300
Denver	CO	688,292	1,331,224	None	None	688,292	1,331,224	2,019,516	53,024	01/10/03	05/30/02	300
Westminster	CO	526,620	1,099,523	None	None	526,620	1,099,523	1,626,143	122,815	01/12/01	01/18/00	300
Lakeland	FL	500,000	645,402	None	None	500,000	645,402	1,145,402	136,799	06/04/98	12/31/97	300
Tampa	FL	427,395	472,030	None	None	427,395	472,030	899,425	100,073	06/10/98	12/05/97	300
Conyers	GA	531,935	1,180,296	None	None	531,935	1,180,296	1,712,231	80,339	03/28/02	11/13/01	300
Duluth	GA	638,509	1,186,445	None	None	638,509	1,186,445	1,824,954	5,930		11/29/03	300
Aurora	IL	513,204	953,737	None	None	513,204	953,737	1,466,941	4,767		11/29/03	300
Joliet	IL	452,267	840,568	None	None	452,267	840,568	1,292,835	4,201		11/29/03	300
Lombard	IL	428,170	795,817	None	None	428,170	795,817	1,223,987	3,977		11/29/03	300
Niles	IL	366,969	682,158	None	None	366,969	682,158	1,049,127	3,409		11/29/03	300
Orland Park	IL	663,087	1,232,091	None	None	663,087	1,232,091	1,895,178	6,158		11/29/03	300
Vernon Hills	IL	524,948	975,547	None	None	524,948	975,547	1,500,495	4,876		11/29/03	300

F 8

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

West Dundee	IL	530,835	986,480	None	None	530,835	986,480	1,517,315	4,930		11/29/03	300
Overland Park	KS	1,101,841	2,046,919	None	None	1,101,841	2,046,919	3,148,760	10,232		11/29/03	300
Allston	MA	576,505	1,071,296	None	None	576,505	1,071,296	1,647,801	5,354		11/29/03	300
Shrewsbury	MA	721,065	1,339,765	None	None	721,065	1,339,765	2,060,830	6,697		11/29/03	300
Waltham	MA	338,955	630,131	None	None	338,955	630,131	969,086	3,149		11/29/03	300
Weymouth	MA	752,234	1,397,650	None	None	752,234	1,397,650	2,149,884	6,986		11/29/03	300
Woburn	MA	676,968	1,257,869	None	None	676,968	1,257,869	1,934,837	6,287		11/29/03	300
Annapolis	MD	780,806	1,450,712	None	None	780,806	1,450,712	2,231,518	7,251		11/29/03	300
Bowie	MD	734,558	1,364,822	None	None	734,558	1,364,822	2,099,380	6,822		11/29/03	300
Capital Hts	MD	701,705	1,303,809	None	None	701,705	1,303,809	2,005,514	6,517		11/29/03	300
Germantown	MD	808,296	1,501,765	None	None	808,296	1,501,765	2,310,061	7,507		11/29/03	300
Waldorf	MD	427,033	793,705	None	None	427,033	793,705	1,220,738	3,966		11/29/03	300
Eagan	MN	902,443	845,536	None	300	902,443	845,836	1,748,279	181,856		02/20/98	300
Ferguson	MO	386,112	717,708	None	None	386,112	717,708	1,103,820	3,586		11/29/03	300
Grandview	MO	347,150	711,024	None	None	347,150	711,024	1,058,174	150,533	08/20/98	02/20/98	300
Independence	MO	721,020	1,339,681	None	None	721,020	1,339,681	2,060,701	6,696		11/29/03	300
Charlotte	NC	181,662	338,016	None	None	181,662	338,016	519,678	1,688		11/29/03	300
Matthews	NC	489,063	908,904	None	None	489,063	908,904	1,397,967	4,542		11/29/03	300
Omaha	NE	253,128	810,922	None	None	253,128	810,922	1,064,050	139,257	07/22/99	03/04/99	300
Manchester	NH	722,532	1,342,488	None	None	722,532	1,342,488	2,065,020	6,710		11/29/03	300
Newington	NH	690,753	1,283,470	None	None	690,753	1,283,470	1,974,223	6,415		11/29/03	300
Salem	NH	597,833	1,110,905	None	None	597,833	1,110,905	1,708,738	5,552		11/29/03	300
Deptford	NJ	619,376	1,150,914	None	None	619,376	1,150,914	1,770,290	5,752		11/29/03	300
Maple Shade	NJ	508,285	944,602	None	None	508,285	944,602	1,452,887	4,721		11/29/03	300
Akron	OH	242,133	450,318	None	None	242,133	450,318	692,451	2,249		11/29/03	300
Automotive Tire Services
Cambridge	OH	103,368	192,612	None	None	103,368	192,612	295,980	961		11/29/03	300
Canton	OH	337,161	626,800	None	None	337,161	626,800	963,961	3,132		11/29/03	300
Cleveland	OH	582,107	1,081,700	None	None	582,107	1,081,700	1,663,807	5,406		11/29/03	300
Columbus	OH	385,878	717,274	None	None	385,878	717,274	1,103,152	3,584		11/29/03	300
Oklahoma City	OK	509,370	752,691	None	None	509,370	752,691	1,262,061	136,910	04/14/99	09/24/98	300
Oklahoma City	OK	404,815	771,625	None	None	404,815	771,625	1,176,440	140,334	04/09/99	10/16/98	300
Greensburg	PA	594,891	1,105,441	None	None	594,891	1,105,441	1,700,332	5,525		11/29/03	300
Lancaster	PA	431,050	801,164	None	None	431,050	801,164	1,232,214	4,004		11/29/03	300
Mechanicsburg	PA	455,854	847,228	None	None	455,854	847,228	1,303,082	4,234		11/29/03	300
Monroeville	PA	723,660	1,344,584	None	None	723,660	1,344,584	2,068,244	6,721		11/29/03	300
Philadelphia	PA	334,939	622,673	None	None	334,939	622,673	957,612	3,111		11/29/03	300
Pittsburgh	PA	384,756	715,191	None	None	384,756	715,191	1,099,947	3,574		11/29/03	300
York	PA	389,291	723,612	None	None	389,291	723,612	1,112,903	3,616		11/29/03	300
Sioux Falls	SD	332,979	498,108	None	None	332,979	498,108	831,087	107,107	06/01/99	02/27/98	300
Goodlettsvlle	TN	601,306	1,117,355	None	None	601,306	1,117,355	1,718,661	5,585		11/29/03	300
Hermitage	TN	560,443	1,011,799	None	None	560,443	1,011,799	1,572,242	57,131	10/15/01	05/09/01	300
Arlington	TX	599,558	1,114,107	None	None	599,558	1,114,107	1,713,665	5,568		11/29/03	300

F 9

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Austin	TX	185,454	411,899	None	None	185,454	411,899	597,353	219,765		02/06/90	300
Austin	TX	710,485	1,320,115	None	None	710,485	1,320,115	2,030,600	6,598		11/29/03	300
Austin	TX	590,828	1,097,894	None	None	590,828	1,097,894	1,688,722	5,487		11/29/03	300
Austin	TX	569,909	1,059,047	None	None	569,909	1,059,047	1,628,956	5,293		11/29/03	300
Austin	TX	532,497	989,566	None	None	532,497	989,566	1,522,063	4,946		11/29/03	300
Carrollton	TX	568,401	1,056,245	None	None	568,401	1,056,245	1,624,646	5,279		11/29/03	300
Conroe	TX	396,068	736,197	None	None	396,068	736,197	1,132,265	3,679		11/29/03	300
Dallas	TX	191,267	424,811	None	None	191,267	424,811	616,078	227,942		01/26/90	300
Fort Worth	TX	543,950	1,010,836	None	None	543,950	1,010,836	1,554,786	5,052		11/29/03	300
Garland	TX	242,887	539,461	None	None	242,887	539,461	782,348	289,461		01/19/90	300
Harlingen	TX	134,599	298,948	None	None	134,599	298,948	433,547	160,408		01/17/90	300
Houston	TX	151,018	335,417	None	None	151,018	335,417	486,435	179,976		01/25/90	300
Houston	TX	392,113	728,853	None	None	392,113	728,853	1,120,966	3,642		11/29/03	300
Houston	TX	1,030,379	1,914,204	None	None	1,030,379	1,914,204	2,944,583	9,569		11/29/03	300
Houston	TX	619,101	1,150,403	None	None	619,101	1,150,403	1,769,504	5,750		11/29/03	300
Houston	TX	642,495	1,193,849	None	None	642,495	1,193,849	1,836,344	5,967		11/29/03	300
Houston	TX	872,866	1,621,681	None	None	872,866	1,621,681	2,494,547	8,106		11/29/03	300
Humble	TX	612,414	1,137,984	None	None	612,414	1,137,984	1,750,398	5,688		11/29/03	300
Leon Valley	TX	178,221	395,834	None	None	178,221	395,834	574,055	212,395		01/17/90	300
Leon Valley	TX	529,967	984,868	None	None	529,967	984,868	1,514,835	4,922		11/29/03	300
Mesquite	TX	591,538	1,099,215	None	None	591,538	1,099,215	1,690,753	5,494		11/29/03	300
N Richlnd Hls	TX	509,861	947,529	None	None	509,861	947,529	1,457,390	4,736		11/29/03	300
Pasadena	TX	107,391	238,519	None	None	107,391	238,519	345,910	127,983		01/24/90	300
Automotive Tire Services
Plano	TX	187,564	417,157	700	None	187,564	417,857	605,421	223,667		01/18/90	300
Plano	TX	494,407	918,827	None	None	494,407	918,827	1,413,234	4,592		11/29/03	300
Richardson	TX	555,188	1,031,707	None	None	555,188	1,031,707	1,586,895	5,156		11/29/03	300
San Antonio	TX	245,164	544,518	None	None	245,164	544,518	789,682	290,522		02/14/90	300
San Antonio	TX	688,249	1,278,819	None	None	688,249	1,278,819	1,967,068	6,392		11/29/03	300
Stafford	TX	706,786	1,313,246	None	None	706,786	1,313,246	2,020,032	6,564		11/29/03	300
Waco	TX	401,999	747,213	None	None	401,999	747,213	1,149,212	3,734		11/29/03	300
Webster	TX	600,261	1,115,415	None	None	600,261	1,115,415	1,715,676	5,575		11/29/03	300
Bountiful	UT	183,750	408,115	None	143	183,750	408,258	592,008	219,012		01/30/90	300
Provo	UT	125,395	278,507	None	143	125,395	278,650	404,045	149,468		01/25/90	300
Alexandria	VA	542,791	1,008,684	None	None	542,791	1,008,684	1,551,475	5,041		11/29/03	300
Alexandria	VA	592,698	1,101,368	None	None	592,698	1,101,368	1,694,066	5,505		11/29/03	300
Lynchburg	VA	342,751	637,181	None	None	342,751	637,181	979,932	3,184		11/29/03	300
Woodbridge	VA	774,854	1,439,658	None	None	774,854	1,439,658	2,214,512	7,196		11/29/03	300
Tacoma	WA	187,111	415,579	None	108	187,111	415,687	602,798	223,010		01/25/90	300
Brown Deer	WI	257,408	802,141	None	None	257,408	802,141	1,059,549	161,828	12/15/98	07/16/98	300
Delafield	WI	324,574	772,702	None	None	324,574	772,702	1,097,276	131,992	07/29/99	02/26/99	300
Madison	WI	452,630	811,977	None	None	452,630	811,977	1,264,607	169,218	10/20/98	04/07/98	300
Oak Creek	WI	420,465	852,408	None	None	420,465	852,408	1,272,873	177,644	08/07/98	03/20/98	300

F 10

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Book Stores
Tampa	FL	998,250	3,696,707	None	None	998,250	3,696,707	4,694,957	1,004,217		03/11/97	300
Matthews	NC	768,222	843,401	None	126	768,222	843,527	1,611,749	170,163		12/31/98	300

Business Services
Jackson	MI	550,162	571,590	None	602	550,162	572,192	1,122,354	111,700	01/15/99	09/25/98	300

Child Care
Birmingham	AL	63,800	295,791	None	96	63,800	295,887	359,687	245,623		10/31/84	300
Mobile	AL	78,400	237,671	None	411	78,400	238,082	316,482	237,975		10/15/82	180
Avondale	AZ	242,723	1,129,139	None	None	242,723	1,129,139	1,371,862	205,213	04/20/99	07/28/98	300
Chandler	AZ	291,720	647,923	None	102	291,720	648,025	939,745	397,543		12/11/87	300
Chandler	AZ	271,695	603,446	None	114	271,695	603,560	875,255	370,313		12/14/87	300
Mesa	AZ	308,951	1,025,612	None	None	308,951	1,025,612	1,334,563	176,101	07/26/99	01/13/99	300
Peoria	AZ	281,750	625,779	None	97	281,750	625,876	907,626	378,116		03/30/88	300
Phoenix	AZ	115,000	285,172	None	158	115,000	285,330	400,330	285,330		02/08/84	180
Phoenix	AZ	318,500	707,397	None	97	318,500	707,494	1,025,994	414,252		09/29/88	300
Phoenix	AZ	264,504	587,471	None	None	264,504	587,471	851,975	306,331		06/29/90	300
Phoenix	AZ	260,719	516,181	None	None	260,719	516,181	776,900	259,834		12/26/90	300
Child Care
Scottsdale	AZ	291,993	648,529	None	None	291,993	648,529	940,522	397,923		12/14/87	300
Tempe	AZ	292,200	648,989	None	None	292,200	648,989	941,189	392,123		03/10/88	300
Tucson	AZ	304,500	676,303	None	135	304,500	676,438	980,938	396,055		09/28/88	300
Tucson	AZ	283,500	546,878	None	135	283,500	547,013	830,513	320,266		09/29/88	300
Calabasas	CA	156,430	725,248	None	37	156,430	725,285	881,715	566,881		09/26/85	300
Carmichael	CA	131,035	607,507	None	None	131,035	607,507	738,542	451,546		08/22/86	300
Chino	CA	155,000	634,071	None	83	155,000	634,154	789,154	634,086		10/06/83	180
Chula Vista	CA	350,563	778,614	None	None	350,563	778,614	1,129,177	482,623		10/30/87	300
Corona	CA	144,856	671,584	None	37	144,856	671,621	816,477	553,068		12/19/84	300
El Cajon	CA	157,804	731,621	None	None	157,804	731,621	889,425	564,289		12/19/85	300
Encinitas	CA	320,000	710,729	None	None	320,000	710,729	1,030,729	436,088		12/29/87	300
Escondido	CA	276,286	613,638	None	None	276,286	613,638	889,924	376,514		12/31/87	300
Folsom	CA	281,563	625,363	None	199	281,563	625,562	907,125	388,478		10/23/87	300
Mission Viejo	CA	353,891	744,367	12,500	20,183	353,891	777,050	1,130,941	338,548		06/24/93	300
Moreno Valley	CA	304,489	676,214	None	None	304,489	676,214	980,703	436,240		02/11/87	300
Oceanside	CA	145,568	674,889	None	None	145,568	674,889	820,457	520,532		12/23/85	300
Palmdale	CA	249,490	554,125	None	None	249,490	554,125	803,615	324,483		09/14/88	300
Rancho Cordova	CA	276,328	613,733	None	None	276,328	613,733	890,061	348,044		03/22/89	300
Rancho Cucamonga	CA	471,733	1,047,739	None	None	471,733	1,047,739	1,519,472	642,871		12/30/87	300
Roseville	CA	297,343	660,411	None	199	297,343	660,610	957,953	410,242		10/21/87	300
Sacramento	CA	290,734	645,732	None	None	290,734	645,732	936,466	400,255		10/05/87	300

F 11

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Santee	CA	248,418	551,748	None	None	248,418	551,748	800,166	347,209		07/23/87	300
Simi Valley	CA	208,585	967,055	None	37	208,585	967,092	1,175,677	745,879		12/20/85	300
Valencia	CA	301,295	669,185	None	None	301,295	669,185	970,480	398,081		06/23/88	300
Walnut	CA	217,365	1,007,753	None	None	217,365	1,007,753	1,225,118	749,041		08/22/86	300
Aurora	CO	141,811	657,497	None	None	141,811	657,497	799,308	500,257		03/25/86	300
Aurora	CO	287,000	637,440	None	155	287,000	637,595	924,595	391,147		12/31/87	300
Aurora	CO	301,455	655,610	None	155	301,455	655,765	957,220	395,359		09/27/89	300
Broomfield	CO	107,000	403,080	None	210	107,000	403,290	510,290	403,113		01/12/83	180
Broomfield	CO	155,306	344,941	None	80	155,306	345,021	500,327	208,431		03/15/88	300
Colorado Springs	CO	58,400	271,217	None	159	58,400	271,376	329,776	271,246		12/22/82	180
Colorado Springs	CO	92,570	241,413	None	162	92,570	241,575	334,145	241,442		08/31/83	180
Colorado Springs	CO	115,542	535,700	None	None	115,542	535,700	651,242	391,660		12/04/86	300
Englewood	CO	131,216	608,372	None	None	131,216	608,372	739,588	444,792		12/05/86	300
Fort Collins	CO	55,200	256,356	None	3,600	55,200	259,956	315,156	258,516		12/22/82	180
Fort Collins	CO	117,105	542,950	None	None	117,105	542,950	660,055	413,103		03/25/86	300
Fort Collins	CO	137,734	638,593	None	None	137,734	638,593	776,327	485,874		03/25/86	300
Greeley	CO	58,400	270,755	None	382	58,400	271,137	329,537	224,180		11/21/84	300
Littleton	CO	161,617	358,956	None	292	161,617	359,248	520,865	220,304		12/10/87	300
Littleton	CO	287,000	637,435	None	188	287,000	637,623	924,623	366,457		09/29/88	300
Child Care
Longmont	CO	115,592	535,931	None	None	115,592	535,931	651,523	407,764		03/25/86	300
Louisville	CO	58,089	269,313	None	292	58,089	269,605	327,694	227,210		06/22/84	300
Parker	CO	153,551	341,042	None	292	153,551	341,334	494,885	211,890		10/19/87	300
Westminster	CO	306,387	695,737	None	155	306,387	695,892	1,002,279	403,350		09/27/89	300
Bradenton	FL	160,060	355,501	None	134	160,060	355,635	515,695	212,610		05/05/88	300
Clearwater	FL	42,223	269,380	None	None	42,223	269,380	311,603	269,380		12/22/81	180
Jacksonville	FL	48,000	243,060	None	233	48,000	243,293	291,293	243,106		12/22/81	180
Jacksonville	FL	184,800	410,447	None	124	184,800	410,571	595,371	232,770		03/30/89	300
Margate	FL	66,686	309,183	None	None	66,686	309,183	375,869	225,415		12/16/86	300
Melbourne	FL	256,439	549,345	None	None	256,439	549,345	805,784	248,949		04/16/93	300
Niceville	FL	73,696	341,688	None	None	73,696	341,688	415,384	249,810		12/03/86	300
Orlando	FL	68,001	313,922	None	None	68,001	313,922	381,923	245,942		09/04/85	300
Orlando	FL	159,177	353,538	None	134	159,177	353,672	512,849	222,504		07/02/87	300
Orlando	FL	245,249	544,704	None	134	245,249	544,838	790,087	334,244		12/10/87	300
Orlando	FL	190,050	422,107	None	124	190,050	422,231	612,281	239,383		03/30/89	300
Oviedo	FL	166,409	369,598	None	134	166,409	369,732	536,141	227,958		11/20/87	300
Panama City	FL	69,500	244,314	14,500	2,113	69,500	260,927	330,427	245,342		06/15/82	180
Pensacola	FL	147,000	326,492	None	96	147,000	326,588	473,588	185,164		03/28/89	300
Royal Palm Beach	FL	194,193	431,309	None	134	194,193	431,443	625,636	249,928		11/15/88	300
Spring Hill	FL	146,939	326,356	None	138	146,939	326,494	473,433	201,290		11/24/87	300
St. Augustine	FL	44,800	213,040	None	134	44,800	213,174	257,974	213,067		12/22/81	180
Sunrise	FL	245,000	533,280	None	11	245,000	533,291	778,291	302,248		05/25/89	300
Tampa	FL	53,385	199,846	None	134	53,385	199,980	253,365	199,873		12/22/81	180

F 12

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Duluth	GA	310,000	1,040,008.00	None	None	310,000	1,040,008	1,350,008	175,117	08/25/99	06/07/99	300
Dunwoody	GA	318,500	707,399	None	93	318,500	707,492	1,025,992	409,871		11/16/88	300
Ellenwood	GA	119,678	275,414	None	158	119,678	275,572	395,250	159,606		11/16/88	300
Fayetteville	GA	148,400	329,601	None	358	148,400	329,959	478,359	186,971		03/29/89	300
Lawrenceville	GA	141,449	314,161	None	13,731	141,449	327,892	469,341	187,056		07/07/88	300
Lilburn	GA	116,350	539,488	None	2,819	116,350	542,307	658,657	393,748		12/23/86	300
Lithia Springs	GA	187,444	363,358	None	93	187,444	363,451	550,895	201,891		12/28/89	300
Lithonia	GA	239,715	524,459	None	None	239,715	524,459	764,174	277,540		08/20/91	300
Marietta	GA	231,000	513,061	None	648	231,000	513,709	744,709	304,550		03/18/88	300
Marietta	GA	273,000	619,076	None	641	273,000	619,717	892,717	372,246		04/26/88	300
Marietta	GA	148,620	330,090	None	178	148,620	330,268	478,888	193,517		09/16/88	300
Marietta	GA	292,250	649,095	None	177	292,250	649,272	941,522	374,120		12/02/88	300
Marietta	GA	295,750	596,299	None	177	295,750	596,476	892,226	343,694		12/30/88	300
Marietta	GA	301,000	668,529	None	177	301,000	668,706	969,706	385,320		12/30/88	300
Smyrna	GA	274,750	610,229	None	100	274,750	610,329	885,079	353,570		11/15/88	300
Stockbridge	GA	168,700	374,688	None	93	168,700	374,781	543,481	212,486		03/28/89	300
Stone Mountain	GA	65,000	301,357	None	573	65,000	301,930	366,930	238,757		06/19/85	300
Child Care
Stone Mountain	GA	316,750	703,512	None	93	316,750	703,605	1,020,355	407,619		11/16/88	300
Cedar Rapids	IA	194,950	427,085	None	None	194,950	427,085	622,035	207,987		09/24/92	300
Iowa City	IA	186,900	408,910	None	None	186,900	408,910	595,810	200,931		09/24/92	300
Johnston	IA	186,996	347,278	None	None	186,996	347,278	534,274	166,504		08/19/91	300
Addison	IL	125,780	583,146	None	None	125,780	583,146	708,926	443,688		03/25/86	300
Algonquin	IL	241,500	509,629	None	None	241,500	509,629	751,129	266,476		07/10/90	300
Aurora	IL	165,679	398,738	None	406	165,679	399,144	564,823	229,880		12/21/88	300
Aurora	IL	468,000	1,259,926.00	None	None	468,000	1,259,926	1,727,926	203,779	10/26/99	06/14/99	300
Bartlett	IL	120,824	560,166	None	None	120,824	560,166	680,990	426,203		03/25/86	300
Bolingbrook	IL	60,000	409,024	None	243	60,000	409,267	469,267	409,069		10/18/82	180
Carol Stream	IL	122,831	586,416	None	None	122,831	586,416	709,247	446,176		03/25/86	300
Crystal Lake	IL	400,000	1,259,424	None	None	400,000	1,259,424	1,659,424	207,886	09/28/99	05/14/99	300
Elk Grove Village	IL	126,860	588,175	None	None	126,860	588,175	715,035	447,514		03/26/86	300
Glendale Heights	IL	318,500	707,399	None	None	318,500	707,399	1,025,899	409,867		11/16/88	300
Hoffman Estates	IL	318,500	707,399	None	None	318,500	707,399	1,025,899	401,161		03/31/89	300
Hoffman Estates	IL	211,082	468,818	None	1,078	211,082	469,896	680,978	253,192		12/08/89	300
Lake in the Hills	IL	375,000	1,127,678	None	None	375,000	1,127,678	1,502,678	186,144	09/03/99	05/14/99	300
Lockport	IL	189,477	442,018	None	406	189,477	442,424	631,901	274,059		10/29/87	300
Naperville	IL	425,000	1,230,654	None	None	425,000	1,230,654	1,655,654	199,039	10/06/99	05/19/99	300
O’Fallon	IL	141,250	313,722	None	468	141,250	314,190	455,440	194,547		10/30/87	300
Orland Park	IL	218,499	485,296	None	436	218,499	485,732	704,231	300,888		10/28/87	300
Oswego	IL	380,000	1,165,818	None	1,182	380,000	1,167,000	1,547,000	196,536	08/18/99	06/30/99	300
Palatine	IL	121,911	565,232	None	None	121,911	565,232	687,143	430,058		03/25/86	300
Roselle	IL	297,541	561,037	None	None	297,541	561,037	858,578	323,336		12/30/88	300
Schaumburg	IL	218,798	485,955	None	406	218,798	486,361	705,159	298,251		12/17/87	300

F 13

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Vernon Hills	IL	132,523	614,430	None	None	132,523	614,430	746,953	467,489		03/25/86	300
Westmont	IL	124,742	578,330	None	None	124,742	578,330	703,072	440,023		03/25/86	300
Carmel	IN	217,565	430,742	None	136	217,565	430,878	648,443	216,832		12/27/90	300
Fishers	IN	212,118	419,958	None	136	212,118	420,094	632,212	211,403		12/27/90	300
Highland	IN	220,460	436,476	None	136	220,460	436,612	657,072	219,717		12/26/90	300
Indianapolis	IN	245,000	544,153	None	None	245,000	544,153	789,153	283,743		06/29/90	300
Noblesville	IN	60,000	278,175	None	136	60,000	278,311	338,311	224,400		04/30/85	300
Zionsville	IN	127,568	319,770	None	170	127,568	319,940	447,508	198,211		10/28/87	300
Lenexa	KS	318,500	707,399	None	None	318,500	707,399	1,025,899	401,161		03/31/89	300
Olathe	KS	304,500	676,308	None	23	304,500	676,331	980,831	396,033		09/28/88	300
Overland Park	KS	305,691	707,397	None	27	305,691	707,424	1,013,115	414,239		09/28/88	300
Overland Park	KS	357,500	1,115,171	None	None	357,500	1,115,171	1,472,671	191,474	07/23/99	05/14/99	300
Shawnee	KS	315,000	699,629	None	None	315,000	699,629	1,014,629	407,524		10/27/88	300
Shawnee	KS	288,246	935,875	None	None	288,246	935,875	1,224,121	182,536	12/29/98	08/24/98	300
Wichita	KS	108,569	401,829	None	None	108,569	401,829	510,398	279,394		12/16/86	300
Child Care
Wichita	KS	209,890	415,549	None	None	209,890	415,549	625,439	209,178		12/26/90	300
Lexington	KY	210,427	420,883	None	None	210,427	420,883	631,310	215,539		08/20/91	300
Acton	MA	315,533	700,813	None	None	315,533	700,813	1,016,346	410,380		09/30/88	300
Marlborough	MA	352,765	776,488	None	332	352,765	776,820	1,129,585	449,925		11/04/88	300
Westborough	MA	359,412	773,877	None	333	359,412	774,210	1,133,622	448,411		11/01/88	300
Ellicott City	MD	219,368	630,839	None	None	219,368	630,839	850,207	363,563		12/19/88	300
Frederick	MD	203,352	1,017,109	None	None	203,352	1,017,109	1,220,461	222,069		07/06/98	300
Olney	MD	342,500	760,701	None	None	342,500	760,701	1,103,201	466,749		12/18/87	300
Waldorf	MD	130,430	604,702	None	None	130,430	604,702	735,132	504,110		09/26/84	300
Waldorf	MD	237,207	526,844	None	None	237,207	526,844	764,051	323,258		12/31/87	300
Canton	MI	55,000	378,848	None	None	55,000	378,848	433,848	378,848		10/06/82	180
Apple Valley	MN	113,523	526,319	None	165	113,523	526,484	640,007	400,484		03/26/86	300
Brooklyn Park	MN	118,111	547,587	None	165	118,111	547,752	665,863	416,665		03/26/86	300
Eagan	MN	112,127	519,845	None	165	112,127	520,010	632,137	395,557		03/31/86	300
Eden Prairie	MN	124,286	576,243	None	165	124,286	576,408	700,694	438,469		03/27/86	300
Maple Grove	MN	313,250	660,149	None	7	313,250	660,156	973,406	345,792		07/11/90	300
Plymouth	MN	134,221	622,350	None	492	134,221	622,842	757,063	455,107		12/12/86	300
White Bear Lake	MN	260,750	579,133	None	261	260,750	579,394	840,144	355,395		12/23/87	300
White Bear Lake	MN	242,165	537,856	None	7	242,165	537,863	780,028	277,216		08/30/90	300
Florissant	MO	181,300	402,672	None	230	181,300	402,902	584,202	228,371		03/29/89	300
Florissant	MO	318,500	707,399	None	230	318,500	707,629	1,026,129	401,180		03/30/89	300
Gladstone	MO	294,000	652,987	None	180	294,000	653,167	947,167	382,389		09/29/88	300
Lee’s Sumit	MO	313,740	939,367	None	None	313,740	939,367	1,253,107	158,174	09/08/99	06/30/99	300
Lee’s Summit	MO	239,627	532,220	None	169	239,627	532,389	772,016	291,288		09/27/89	300
Lee’s Summit	MO	330,000	993,787	None	None	330,000	993,787	1,323,787	170,630	07/26/99	06/17/99	300
Liberty	MO	65,400	303,211	None	169	65,400	303,380	368,780	240,122		06/18/85	300
North Kansas City	MO	307,784	910,401	None	None	307,784	910,401	1,218,185	183,077	09/28/99	08/21/98	300

F 14

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

St. Charles	MO	259,000	575,246	None	252	259,000	575,498	834,498	352,981		12/23/87	300
Pearl	MS	121,801	270,524	None	385	121,801	270,909	392,710	156,916		11/15/88	300
Cary	NC	75,200	262,973	None	228	75,200	263,201	338,401	263,190		01/25/84	180
Charlotte	NC	27,551	247,000	None	228	27,551	247,228	274,779	247,114		12/23/81	180
Charlotte	NC	134,582	268,222	None	158	134,582	268,380	402,962	155,437		11/16/88	300
Concord	NC	32,441	190,859	None	151	32,441	191,010	223,451	190,889		12/23/81	180
Durham	NC	175,700	390,234	None	None	175,700	390,234	565,934	221,298		03/29/89	300
Durham	NC	220,728	429,380	None	None	220,728	429,380	650,108	240,414		12/29/89	300
Durham	NC	238,000	471,201	None	None	238,000	471,201	709,201	225,919		08/20/91	300
Hendersonville	NC	32,748	186,152	None	235	32,748	186,387	219,135	186,369		12/23/81	180
Kernersville	NC	162,216	316,300	None	None	162,216	316,300	478,516	177,604		12/14/89	300
Bellevue	NE	60,568	280,819	None	None	60,568	280,819	341,387	204,735		12/16/86	300
Omaha	NE	60,500	280,491	None	None	60,500	280,491	340,991	235,668		08/01/84	300
Child Care
Omaha	NE	53,000	245,720	None	None	53,000	245,720	298,720	204,477		10/11/84	300
Omaha	NE	142,867	317,315	None	None	142,867	317,315	460,182	194,695		12/09/87	300
Londonderry	NH	335,467	745,082	None	None	335,467	745,082	1,080,549	411,129		08/18/89	300
Clementon	NJ	279,851	554,060	None	None	279,851	554,060	833,911	263,996		09/09/91	300
Las Vegas	NV	201,250	446,983	None	None	201,250	446,983	648,233	233,074		06/29/90	300
Sparks	NV	244,752	543,605	None	None	244,752	543,605	788,357	331,843		01/29/88	300
Beavercreek	OH	179,552	398,786	None	None	179,552	398,786	578,338	252,211		06/30/87	300
Centerville	OH	174,519	387,613	None	None	174,519	387,613	562,132	243,921		07/23/87	300
Dublin	OH	84,000	389,446	None	176	84,000	389,622	473,622	303,832		10/08/85	300
Englewood	OH	74,000	343,083	None	176	74,000	343,259	417,259	267,021		10/23/85	300
Forest Park	OH	170,778	379,305	None	None	170,778	379,305	550,083	236,939		09/28/87	300
Gahanna	OH	86,000	398,718	6,297	17,227	86,000	422,242	508,242	312,065		11/26/85	300
Huber Heights	OH	245,000	544,153	None	168	245,000	544,321	789,321	278,831		09/27/90	300
Loveland	OH	206,136	457,829	None	None	206,136	457,829	663,965	293,901		03/20/87	300
Maineville	OH	173,105	384,468	None	None	173,105	384,468	557,573	246,807		03/06/87	300
Pickerington	OH	87,580	406,055	None	176	87,580	406,231	493,811	296,904		12/11/86	300
Westerville	OH	82,000	380,173	None	344	82,000	380,517	462,517	296,608		10/08/85	300
Westerville	OH	294,350	646,557	None	61	294,350	646,618	940,968	335,424		09/26/90	300
Broken Arrow	OK	78,705	220,434	None	1,700	78,705	222,134	300,839	220,997		01/27/83	180
Midwest City	OK	67,800	314,338	None	279	67,800	314,617	382,417	247,989		08/14/85	300
Oklahoma City	OK	50,800	214,474	None	3,013	50,800	217,487	268,287	216,483		06/15/82	180
Oklahoma City	OK	79,000	366,261	None	461	79,000	366,722	445,722	303,895		11/14/84	300
Yukon	OK	61,000	282,812	None	379	61,000	283,191	344,191	227,242		05/02/85	300
Beaverton	OR	135,148	626,647	None	3	135,148	626,650	761,798	456,866		12/17/86	300
Beaverton	OR	115,232	534,301	None	13,872	115,232	548,173	663,405	391,401		12/22/86	300
Charleston	SC	125,593	278,947	None	151	125,593	279,098	404,691	166,834		05/26/88	300
Charleston	SC	140,700	312,498	None	None	140,700	312,498	453,198	177,216		03/28/89	300
Columbia	SC	58,160	269,643	None	1,042	58,160	270,685	328,845	224,329		11/14/84	300
Elgin	SC	160,831	313,600	None	None	160,831	313,600	474,431	176,088		12/14/89	300

F 15

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Goose Creek	SC	61,635	192,905	None	292	61,635	193,197	254,832	193,051		12/22/81	180
Mt. Pleasant	SC	40,700	180,400	None	None	40,700	180,400	221,100	180,400		12/22/81	180
Summerville	SC	44,400	174,500	None	None	44,400	174,500	218,900	174,500		12/22/81	180
Sumter	SC	56,010	268,903	None	1,007	56,010	269,910	325,920	213,295		06/18/85	300
Memphis	TN	238,263	504,897	None	471	238,263	505,368	743,631	295,742		09/29/88	300
Memphis	TN	238,000	528,608	None	471	238,000	529,079	767,079	309,629		09/30/88	300
Memphis	TN	221,501	491,962	None	96	221,501	492,058	713,559	253,573		08/31/90	300
Nashville	TN	274,298	609,223	None	96	274,298	609,319	883,617	345,498		03/30/89	300
Allen	TX	177,637	394,538	None	337	177,637	394,875	572,512	228,653		11/21/88	300
Arlington	TX	82,109	380,677	None	None	82,109	380,677	462,786	314,268		12/13/84	300
Arlington	TX	238,000	528,604	None	116	238,000	528,720	766,720	309,558		09/26/88	300
Child Care
Arlington	TX	241,500	550,559	None	None	241,500	550,559	792,059	348,169		09/22/89	300
Arlington	TX	195,650	387,355	None	None	195,650	387,355	583,005	192,663		02/07/91	300
Atascocita	TX	278,915	1,034,868	None	None	278,915	1,034,868	1,313,783	177,683	07/19/99	05/14/99	300
Austin	TX	103,600	230,532	8,750	15,414	103,600	254,696	358,296	232,784		10/29/82	180
Austin	TX	88,872	222,684	None	174	88,872	222,858	311,730	222,771		01/12/83	180
Austin	TX	134,383	623,103	None	357	134,383	623,460	757,843	454,353		12/23/86	300
Austin	TX	236,733	528,608	None	628	236,733	529,236	765,969	309,602		09/27/88	300
Austin	TX	191,636	425,629	None	110	191,636	425,739	617,375	245,314		12/22/88	300
Austin	TX	238,000	528,604	None	99	238,000	528,703	766,703	298,162		04/06/89	300
Austin	TX	217,878	483,913	None	99	217,878	484,012	701,890	269,991		06/22/89	300
Bedford	TX	241,500	550,559	None	None	241,500	550,559	792,059	348,169		09/22/89	300
Carrollton	TX	277,850	617,113	None	None	277,850	617,113	894,963	378,647		12/11/87	300
Cedar Park	TX	168,857	375,036	None	99	168,857	375,135	543,992	217,308		11/21/88	300
Colleyville	TX	250,000	1,070,360	None	None	250,000	1,070,360	1,320,360	180,222	08/17/99	05/14/99	300
Converse	TX	217,000	481,963	None	10	217,000	481,973	698,973	282,228		09/28/88	300
Coppell	TX	139,224	645,550	12,768	1,239	139,224	659,557	798,781	471,312		12/17/86	300
Coppell	TX	208,641	463,398	None	41	208,641	463,439	672,080	284,339		12/11/87	300
Corinth	TX	285,000	1,041,626	None	None	285,000	1,041,626	1,326,626	182,279	06/04/99	05/19/99	300
DeSoto	TX	86,000	398,715	29,103	3,060	86,000	430,878	516,878	337,279		10/24/84	300
Duncanville	TX	93,000	431,172	11,610	10,790	93,000	453,572	546,572	349,234		05/08/85	300
Euless	TX	234,111	519,962	None	None	234,111	519,962	754,073	330,492		05/08/87	300
Flower Mound	TX	202,773	442,845	None	None	202,773	442,845	645,618	282,877		04/20/87	300
Flower Mound	TX	281,735	1,099,726	None	None	281,735	1,099,726	1,381,461	199,756	04/23/99	01/13/99	300
Fort Worth	TX	85,518	396,495	None	116	85,518	396,611	482,129	289,899		12/03/86	300
Fort Worth	TX	238,000	528,608	None	None	238,000	528,608	766,608	309,541		09/26/88	300
Fort Worth	TX	210,007	444,460	None	None	210,007	444,460	654,467	239,878		02/01/90	300
Fort Worth	TX	216,160	427,962	None	None	216,160	427,962	644,122	212,860		02/07/91	300
Garland	TX	211,050	468,749	None	None	211,050	468,749	679,799	252,942		12/12/89	300
Grand Prairie	TX	167,164	371,276	None	134	167,164	371,410	538,574	213,993		12/13/88	300
Houston	TX	60,000	278,175	None	155	60,000	278,330	338,330	223,473		05/01/85	300
Houston	TX	102,000	472,898	None	155	102,000	473,053	575,053	379,928		05/01/85	300

F 16

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Houston	TX	139,125	308,997	None	158	139,125	309,155	448,280	196,432		05/22/87	300
Houston	TX	141,296	313,824	None	183	141,296	314,007	455,303	197,523		07/24/87	300
Houston	TX	219,100	486,631	None	None	219,100	486,631	705,731	284,960		09/30/88	300
Houston	TX	219,100	486,628	None	None	219,100	486,628	705,728	281,953		11/16/88	300
Houston	TX	149,109	323,314	None	None	149,109	323,314	472,423	190,520		06/26/89	300
Houston	TX	294,582	919,276	None	None	294,582	919,276	1,213,858	176,243	01/11/99	08/14/98	300
Katy	TX	309,898	983,041	None	None	309,898	983,041	1,292,939	194,995	11/30/98	08/21/98	300
Lewisville	TX	79,000	366,264	20,305	1,632	79,000	388,201	467,201	292,275		06/26/85	300
Lewisville	TX	192,777	428,121	None	None	192,777	428,121	620,898	276,760		01/07/87	300
Child Care
Lewisville	TX	192,218	426,922	None	None	192,218	426,922	619,140	246,043		12/29/88	300
Mansfield	TX	181,375	402,839	None	None	181,375	402,839	584,214	217,376		12/20/89	300
Mesquite	TX	85,000	394,079	None	124	85,000	394,203	479,203	327,248		10/24/84	300
Mesquite	TX	139,466	326,525	None	None	139,466	326,525	465,991	173,725		10/08/92	300
Missouri City	TX	221,025	437,593	None	None	221,025	437,593	658,618	220,275		12/13/90	300
N. Richland Hills	TX	238,000	528,608	None	122	238,000	528,730	766,730	309,561		09/26/88	300
Pasadena	TX	60,000	278,173	None	155	60,000	278,328	338,328	231,123		10/23/84	300
Plano	TX	261,912	581,658	None	None	261,912	581,658	843,570	377,091		01/06/87	300
Plano	TX	250,514	556,399	None	None	250,514	556,399	806,913	341,394		12/10/87	300
Plano	TX	259,000	575,246	None	116	259,000	575,362	834,362	336,870		09/27/88	300
Round Rock	TX	80,525	373,347	None	156	80,525	373,503	454,028	272,225		12/16/86	300
Round Rock	TX	186,380	413,957	None	99	186,380	414,056	600,436	233,498		04/19/89	300
San Antonio	TX	130,833	606,596	None	139	130,833	606,735	737,568	461,557		03/24/86	300
San Antonio	TX	102,512	475,288	None	139	102,512	475,427	577,939	347,514		12/03/86	300
San Antonio	TX	81,530	378,007	None	139	81,530	378,146	459,676	276,390		12/11/86	300
San Antonio	TX	139,125	308,997	None	239	139,125	309,236	448,361	196,448		05/22/87	300
San Antonio	TX	181,412	402,923	None	340	181,412	403,263	584,675	253,623		07/07/87	300
San Antonio	TX	234,500	520,831	None	340	234,500	521,171	755,671	319,638		12/29/87	300
San Antonio	TX	217,000	481,967	None	99	217,000	482,066	699,066	280,756		10/14/88	300
San Antonio	TX	182,868	406,155	None	110	182,868	406,265	589,133	234,091		12/06/88	300
San Antonio	TX	220,500	447,108	None	99	220,500	447,207	667,707	253,568		03/30/89	300
Southlake	TX	228,279	511,750	None	None	228,279	511,750	740,029	248,467		03/10/93	300
Sugarland	TX	339,310	1,000,876	None	None	339,310	1,000,876	1,340,186	178,488	05/30/99	01/13/99	300
Layton	UT	136,574	269,008	None	143	136,574	269,151	405,725	150,571		02/01/90	300
Sandy	UT	168,089	373,330	None	143	168,089	373,473	541,562	199,215		02/01/90	300
Centreville	VA	371,000	824,003	None	None	371,000	824,003	1,195,003	452,164		09/29/89	300
Chesapeake	VA	190,050	422,107	None	None	190,050	422,107	612,157	239,374		03/28/89	300
Glen Allen	VA	74,643	346,060	None	None	74,643	346,060	420,703	291,883		06/20/84	300
Portsmouth	VA	171,575	381,073	None	None	171,575	381,073	552,648	219,618		12/21/88	300
Richmond	VA	71,001	327,771	None	7,651	71,001	335,422	406,423	258,323		09/04/85	300
Richmond	VA	269,500	598,567	None	None	269,500	598,567	868,067	339,442		03/28/89	300
Virginia Beach	VA	69,080	320,270	None	656	69,080	320,926	390,006	265,589		11/15/84	300
Woodbridge	VA	358,050	795,239	None	None	358,050	795,239	1,153,289	465,674		09/29/88	300

F 17

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Federal Way	WA	150,785	699,101	None	108	150,785	699,209	849,994	509,711		12/17/86	300
Federal Way	WA	261,943	581,782	None	None	261,943	581,782	843,725	337,080		11/21/88	300
Kent	WA	128,300	539,141	None	22,213	128,300	561,354	689,654	539,515		06/03/83	180
Kent	WA	140,763	678,809	None	108	140,763	678,917	819,680	494,917		12/17/86	300
Kirkland	WA	301,000	668,534	None	108	301,000	668,642	969,642	403,954		03/31/88	300
Puyallup	WA	195,552	434,327	None	None	195,552	434,327	629,879	250,309		12/06/88	300
Redmond	WA	279,830	621,513	None	108	279,830	621,621	901,451	391,134		07/27/87	300
Child Care
Renton	WA	111,183	515,490	None	108	111,183	515,598	626,781	392,232		03/24/86	300
Appleton	WI	196,000	424,038	None	None	196,000	424,038	620,038	222,609		07/10/90	300
Waukesha	WI	233,100	461,500	None	None	233,100	461,500	694,600	232,309		12/13/90	300
Waukesha	WI	215,950	427,546	None	None	215,950	427,546	643,496	215,217		12/13/90	300
Cheyenne	WY	59,856	277,506	None	6,703	59,856	284,209	344,065	231,030		11/20/84	300

Consumer Electronics
Oxford	AL	323,085	406,655	None	112	323,085	406,767	729,852	115,912		11/26/96	300
Tuscaloosa	AL	204,790	585,115	None	96	204,790	585,211	790,001	166,770		11/26/96	300
Bradenton	FL	174,948	240,928	None	134	174,948	241,062	416,010	68,691		11/26/96	300
Mary Esther	FL	149,696	363,263	None	134	149,696	363,397	513,093	103,557		11/26/96	300
Melbourne	FL	269,697	522,414	None	134	269,697	522,548	792,245	148,915		11/26/96	300
Merritt Island	FL	309,652	482,459	None	134	309,652	482,593	792,245	137,528		11/26/96	300
Ocala	FL	339,690	543,504	None	134	339,690	543,638	883,328	154,925		11/26/96	300
Pensacola	FL	419,842	1,899,287	None	134	419,842	1,899,421	2,319,263	541,324		11/26/96	300
Tallahassee	FL	319,807	502,697	None	134	319,807	502,831	822,638	143,296		11/26/96	300
Titusville	FL	176,459	579,793	None	134	176,459	579,927	756,386	165,268		11/26/96	300
Rome	GA	254,902	486,812	None	96	254,902	486,908	741,810	138,754		11/26/96	300
Smyrna	GA	1,094,058	3,090,236	None	411	1,094,058	3,090,647	4,184,705	808,590		06/09/97	300
Council Bluffs	IA	255,217	117,792	None	None	255,217	117,792	373,009	33,571		11/26/96	300
Peoria	IL	193,868	387,737	None	230	193,868	387,967	581,835	110,524		11/26/96	300
Springfield	IL	219,859	630,595	None	217	219,859	630,812	850,671	179,739		11/26/96	300
Anderson	IN	180,628	653,162	None	136	180,628	653,298	833,926	186,151		11/26/96	300
Muncie	IN	148,901	645,235	None	136	148,901	645,371	794,272	183,897		11/26/96	300
Richmond	IN	93,999	193,753	None	136	93,999	193,889	287,888	55,225		11/26/96	300
Columbus	MS	144,908	463,707	None	96	144,908	463,803	608,711	132,169		11/26/96	300
Greenville	MS	144,588	433,764	None	96	144,588	433,860	578,448	123,635		11/26/96	300
Gulfport	MS	299,464	502,326	None	96	299,464	502,422	801,886	143,175		11/26/96	300
Hattiesburg	MS	198,659	457,379	None	96	198,659	457,475	656,134	130,365		11/26/96	300
Jackson	MS	405,360	656,296	None	96	405,360	656,392	1,061,752	187,057		11/26/96	300
Meridian	MS	181,156	515,598	None	96	181,156	515,694	696,850	146,958		11/26/96	300
Tupelo	MS	121,697	637,691	None	96	121,697	637,787	759,484	181,754		11/26/96	300
Vicksburg	MS	494,532	174,541	None	96	494,532	174,637	669,169	49,756		11/26/96	300
Pineville	NC	567,864	840,284	None	36,071	567,864	876,355	1,444,219	180,880		12/31/98	300
Lakewood	NY	144,859	526,301	None	422	144,859	526,723	671,582	150,041		11/26/96	300

F 18

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Westbury	NY	6,333,590	3,952,773	None	None	6,333,590	3,952,773	10,286,363	994,393		09/29/97	300
Defiance	OH	97,978	601,863	None	168	97,978	602,031	700,009	171,540		11/26/96	300
Kettering	OH	229,246	488,393	None	174	229,246	488,567	717,813	139,211		11/26/96	300
Bristol	TN	344,365	468,719	None	96	344,365	468,815	813,180	133,597		11/26/96	300
Clarksville	TN	290,775	395,870	None	96	290,775	395,966	686,741	112,835		11/26/96	300
Consumer Electronics
Vienna	WV	324,797	526,670	None	422	324,797	527,092	851,889	150,146		11/26/96	300

Convenience Stores
Manchester	CT	118,262	305,510	None	None	118,262	305,510	423,772	107,438		03/03/95	300
Vernon	CT	179,646	319,372	None	None	179,646	319,372	499,018	112,312		03/09/95	300
Westbrook	CT	98,247	373,340	None	None	98,247	373,340	471,587	131,291		03/09/95	300
Camden	DE	113,811	174,422	None	None	113,811	174,422	288,233	5,517		03/19/03	300
Camden	DE	250,528	379,152	None	None	250,528	379,152	629,680	12,000		03/19/03	300
Dewey	DE	147,465	224,652	None	None	147,465	224,652	372,117	7,107		03/19/03	300
Dover	DE	278,804	421,694	None	None	278,804	421,694	700,498	13,347		03/19/03	300
Dover	DE	367,137	554,194	None	None	367,137	554,194	921,331	17,543		03/19/03	300
Dover	DE	214,627	325,429	None	None	214,627	325,429	540,056	10,299		03/19/03	300
Dover	DE	367,425	554,871	None	None	367,425	554,871	922,296	17,564		03/19/03	300
Felton	DE	307,260	464,378	None	None	307,260	464,378	771,638	14,699		03/19/03	300
Harrington	DE	563,812	849,207	None	None	563,812	849,207	1,413,019	26,885		03/19/03	300
Milford	DE	310,049	468,561	None	None	310,049	468,561	778,610	14,831		03/19/03	300
Newcastle	DE	589,325	887,475	None	None	589,325	887,475	1,476,800	28,097		03/19/03	300
Smyrna	DE	121,774	186,423	None	None	121,774	186,423	308,197	5,897		03/19/03	300
Smyrna	DE	401,135	605,319	None	None	401,135	605,319	1,006,454	19,162		03/19/03	300
Townsend	DE	241,416	365,736	None	None	241,416	365,736	607,152	11,575		03/19/03	300
Wilmington	DE	280,682	424,512	None	None	280,682	424,512	705,194	13,436		03/19/03	300
Archer	FL	296,238	578,145	None	51	296,238	578,196	874,434	106,966		05/07/99	300
Gainesville	FL	515,834	873,187	None	None	515,834	873,187	1,389,021	161,538		05/07/99	300
Gainesville	FL	480,318	600,633	None	None	480,318	600,633	1,080,951	111,116		05/07/99	300
Gainesville	FL	347,310	694,859	None	None	347,310	694,859	1,042,169	128,547		05/07/99	300
Gainesville	FL	339,263	658,807	None	None	339,263	658,807	998,070	121,878		05/07/99	300
Gainesville	FL	351,921	552,557	None	None	351,921	552,557	904,478	102,222		05/07/99	300
Gainesville	FL	500,032	850,291	None	None	500,032	850,291	1,350,323	157,302		05/07/99	300
Jacksonville Bch	FL	522,188	371,885	None	None	522,188	371,885	894,073	68,797		05/07/99	300
Orange Park	FL	425,820	416,154	None	230	425,820	416,384	842,204	77,020		05/07/99	300
Augusta	GA	320,000	382,323	None	None	320,000	382,323	702,323	68,177		07/22/99	300
Augusta	GA	620,000	383,232	None	None	620,000	383,232	1,003,232	68,338		07/22/99	300
Augusta	GA	540,000	337,853	None	None	540,000	337,853	877,853	60,246		07/22/99	300
Augusta	GA	510,000	392,929	None	None	510,000	392,929	902,929	70,068		07/22/99	300
Augusta	GA	180,000	422,020	None	None	180,000	422,020	602,020	75,257		07/22/99	300
Augusta	GA	260,000	392,171	None	None	260,000	392,171	652,171	69,934		07/22/99	300
Cahutta	GA	437,500	813,619	None	None	437,500	813,619	1,251,119	6,776		10/16/03	300

F 19

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Calhoun	GA	122,500	228,619	None	None	122,500	228,619	351,119	1,901		10/16/03	300
Calhoun	GA	262,500	488,619	None	None	262,500	488,619	751,119	4,068		10/16/03	300
Chatsworth	GA	140,000	261,119	None	None	140,000	261,119	401,119	2,172		10/16/03	300
Convenience Stores
Chatsworth	GA	140,000	261,119	None	None	140,000	261,119	401,119	2,172		10/16/03	300
Chatsworth	GA	140,000	261,119	None	None	140,000	261,119	401,119	2,172		10/16/03	300
Chickamauga	GA	181,731	338,620	None	None	181,731	338,620	520,351	2,818		10/16/03	300
Dalton	GA	171,500	319,619	None	None	171,500	319,619	491,119	2,660		10/16/03	300
Dalton	GA	87,500	163,619	None	None	87,500	163,619	251,119	1,360		10/16/03	300
Dalton	GA	485,650	903,040	None	None	485,650	903,040	1,388,690	7,521		10/16/03	300
Dalton	GA	146,000	272,262	None	None	146,000	272,262	418,262	2,265		10/16/03	300
Dalton	GA	420,000	781,119	None	None	420,000	781,119	1,201,119	6,505		10/16/03	300
Dalton	GA	210,000	391,119	None	None	210,000	391,119	601,119	3,255		10/16/03	300
Dalton	GA	332,500	618,619	None	None	332,500	618,619	951,119	5,151		10/16/03	300
Dunwoody	GA	545,462	724,254	None	None	545,462	724,254	1,269,716	189,444		06/27/97	300
Euharlee	GA	262,500	488,619	None	None	262,500	488,619	751,119	4,068		10/16/03	300
Flintstone	GA	157,500	293,619	None	None	157,500	293,619	451,119	2,443		10/16/03	300
Hephzibah	GA	580,000	523,535	None	None	580,000	523,535	1,103,535	93,358		07/22/99	300
Lafayette	GA	122,500	228,619	None	None	122,500	228,619	351,119	1,901		10/16/03	300
Lithonia	GA	386,784	776,436	None	None	386,784	776,436	1,163,220	203,110		06/27/97	300
Mableton	GA	491,069	355,957	None	None	491,069	355,957	847,026	93,094		06/27/97	300
Martinez	GA	450,000	402,777	None	None	450,000	402,777	852,777	71,824		07/22/99	300
Norcross	GA	384,162	651,273	None	None	384,162	651,273	1,035,435	170,356		06/27/97	300
Ringgold	GA	350,000	651,119	None	None	350,000	651,119	1,001,119	5,422		10/16/03	300
Ringgold	GA	234,500	436,619	None	None	234,500	436,619	671,119	3,635		10/16/03	300
Ringgold	GA	385,000	716,119	None	None	385,000	716,119	1,101,119	5,964		10/16/03	300
Ringgold	GA	482,251	896,728	None	None	482,251	896,728	1,378,979	7,469		10/16/03	300
Rocky Face	GA	164,231	306,119	None	None	164,231	306,119	470,350	2,547		10/16/03	300
Rome	GA	210,000	391,119	None	None	210,000	391,119	601,119	3,255		10/16/03	300
Rome	GA	199,199	371,060	None	None	199,199	371,060	570,259	3,088		10/16/03	300
Rome	GA	201,791	375,875	None	None	201,791	375,875	577,666	3,128		10/16/03	300
Rome	GA	315,000	586,119	None	None	315,000	586,119	901,119	4,880		10/16/03	300
Rossville	GA	157,500	293,619	None	None	157,500	293,619	451,119	2,443		10/16/03	300
Stone Mountain	GA	529,383	532,429	None	None	529,383	532,429	1,061,812	139,258		06/27/97	300
Summerville	GA	66,231	124,120	None	None	66,231	124,120	190,351	1,030		10/16/03	300
Trenton	GA	129,231	241,120	None	None	129,231	241,120	370,351	2,005		10/16/03	300
Godfrey	IL	374,586	733,190	None	None	374,586	733,190	1,107,776	191,787		06/27/97	300
Granite City	IL	362,287	737,255	None	None	362,287	737,255	1,099,542	192,852		06/27/97	300
Madison	IL	173,812	625,030	None	None	173,812	625,030	798,842	163,505		06/27/97	300
New Albany	IN	181,459	289,353	None	None	181,459	289,353	470,812	101,756		03/03/95	300
New Albany	IN	262,465	331,796	None	None	262,465	331,796	594,261	116,682		03/06/95	300
Berea	KY	252,077	360,815	None	None	252,077	360,815	612,892	126,887		03/08/95	300
Elizabethtown	KY	286,106	286,106	None	None	286,106	286,106	572,212	100,614		03/03/95	300

F 20

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Henderson	KY	225,000	515,000	None	None	225,000	515,000	740,000	172,525		08/25/95	300
Convenience Stores
Lebanon	KY	158,052	316,105	None	None	158,052	316,105	474,157	111,164		03/03/95	300
Louisville	KY	198,926	368,014	None	None	198,926	368,014	566,940	129,418		03/03/95	300
Louisville	KY	216,849	605,697	None	None	216,849	605,697	822,546	182,585	06/18/96	11/17/95	300
Mt. Washington	KY	327,245	479,593	None	None	327,245	479,593	806,838	136,716	12/06/96	05/31/96	300
Owensboro	KY	360,000	590,000	None	None	360,000	590,000	950,000	197,650		08/25/95	300
Amherst	MA	110,969	639,806	None	None	110,969	639,806	750,775	9,597		08/18/03	300
North Reading	MA	574,601	756,174	None	None	574,601	756,174	1,330,775	11,343		08/18/03	300
Seekonk	MA	298,354	268,518	None	None	298,354	268,518	566,872	94,429		03/03/95	300
Berlin	MD	255,951	387,382	None	None	255,951	387,382	643,333	12,260		03/19/03	300
Crisfield	MD	219,704	333,011	None	None	219,704	333,011	552,715	10,539		03/19/03	300
Hebron	MD	376,251	567,831	None	None	376,251	567,831	944,082	17,975		03/19/03	300
La Plata	MD	1,017,544	2,706,729	None	None	1,017,544	2,706,729	3,724,273	148,622		08/06/02	300
Mechanicsville	MD	1,540,335	2,860,928	None	None	1,540,335	2,860,928	4,401,263	176,364		06/27/02	300
Millersville	MD	830,737	2,696,245	None	None	830,737	2,696,245	3,526,982	166,315		06/27/02	300
Flint	MI	194,492	476,504	None	None	194,492	476,504	670,996	153,276		12/21/95	300
Aberdeen	NC	600,000	300,625	None	None	600,000	300,625	900,625	35,551		01/25/01	300
Cary	NC	450,000	825,000	None	None	450,000	825,000	1,275,000	276,375		08/25/95	300
Goldsboro	NC	460,000	740,625	None	None	460,000	740,625	1,200,625	87,618		01/25/01	300
Greensboro	NC	700,000	655,000	None	None	700,000	655,000	1,355,000	110,258		10/27/99	300
Greenville	NC	330,000	515,000	None	None	330,000	515,000	845,000	172,525		08/25/95	300
Greenville	NC	225,000	405,000	None	None	225,000	405,000	630,000	135,675		08/25/95	300
Jacksonville	NC	150,000	530,000	None	None	150,000	530,000	680,000	177,550		08/25/95	300
Kinston	NC	550,000	1,057,833	None	None	550,000	1,057,833	1,607,833	262,622		10/24/97	300
Roxboro	NC	243,112	368,094	None	None	243,112	368,094	611,206	11,650		03/19/03	300
Galloway	NJ	1,367,872	2,540,604	None	None	1,367,872	2,540,604	3,908,476	156,627		06/27/02	300
Hamilton	NJ	1,539,117	2,858,630	None	None	1,539,117	2,858,630	4,397,747	177,176		06/27/02	300
MillVille	NJ	953,891	1,771,782	None	None	953,891	1,771,782	2,725,673	109,250		06/27/02	300
Toms River	NJ	1,265,861	2,351,154	None	None	1,265,861	2,351,154	3,617,015	145,342		06/27/02	300
Toms River	NJ	982,526	1,824,961	None	None	982,526	1,824,961	2,807,487	112,187		06/27/02	300
Wall	NJ	1,459,957	2,712,264	None	None	1,459,957	2,712,264	4,172,221	149,135		08/06/02	300
Kingston	NY	257,763	456,042	None	None	257,763	456,042	713,805	158,855		04/06/95	300
Atwater	OH	118,555	266,748	None	None	118,555	266,748	385,303	93,806		03/03/95	300
Columbus	OH	147,296	304,411	None	None	147,296	304,411	451,707	107,051		03/03/95	300
Columbus	OH	273,085	471,693	None	None	273,085	471,693	744,778	151,728		12/21/95	300
Cuyahoga Falls	OH	297,982	357,579	None	None	297,982	357,579	655,561	125,749		03/03/95	300
Galion	OH	138,981	327,597	None	7	138,981	327,604	466,585	115,206		03/06/95	300
Groveport	OH	277,198	445,497	None	None	277,198	445,497	722,695	143,302		12/21/95	300
Perrysburg	OH	211,678	390,680	None	None	211,678	390,680	602,358	110,393	01/10/96	09/01/95	300
Streetsboro	OH	402,988	533,349	None	None	402,988	533,349	936,337	122,670	01/27/97	09/03/96	300
Tipp City	OH	355,009	588,111	None	None	355,009	588,111	943,120	140,159	01/31/97	06/27/96	300
Convenience Stores

F 21

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Triffin	OH	117,017	273,040	None	None	117,017	273,040	390,057	96,019		03/07/95	300
Wadsworth	OH	266,507	496,917	None	None	266,507	496,917	763,424	125,223	11/26/96	07/01/96	300
Tulsa	OK	126,545	508,266	None	None	126,545	508,266	634,811	132,955		06/27/97	300
Cornwells Heights	PA	569,763	387,589	None	None	569,763	387,589	957,352	9,685		05/29/03	300
Doylestown	PA	800,134	1,226,431	None	None	800,134	1,226,431	2,026,565	30,656		05/29/03	300
East Caln	PA	1,722,222	576	None	None	1,722,222	576	1,722,798	18		02/25/03	300
Lansdale	PA	1,356,324	385,739	None	None	1,356,324	385,739	1,742,063	9,638		05/29/03	300
Penndel	PA	739,487	1,003,788	None	None	739,487	1,003,788	1,743,275	25,090		05/29/03	300
Philadelphia	PA	808,681	256,821	None	None	808,681	256,821	1,065,502	6,416		05/29/03	300
Philadelphia	PA	425,928	167,125	None	None	425,928	167,125	593,053	4,174		05/29/03	300
Philadelphia	PA	390,342	226,897	None	None	390,342	226,897	617,239	5,668		05/29/03	300
Philadelphia	PA	541,792	236,027	None	None	541,792	236,027	777,819	5,896		05/29/03	300
Philadelphia	PA	530,018	214,955	None	None	530,018	214,955	744,973	5,370		05/29/03	300
Philadelphia	PA	614,101	277,255	None	None	614,101	277,255	891,356	6,927		05/29/03	300
Philadelphia	PA	1,011,389	491,280	None	None	1,011,389	491,280	1,502,669	12,278		05/29/03	300
Philadelphia	PA	935,672	448,405	None	None	935,672	448,405	1,384,077	11,206		05/29/03	300
Philadelphia	PA	689,172	426,575	None	None	689,172	426,575	1,115,747	10,660		05/29/03	300
Philadelphia	PA	349,294	134,463	None	None	349,294	134,463	483,757	3,357		05/29/03	300
Philadelphia	PA	557,515	244,121	None	None	557,515	244,121	801,636	2,848		09/16/03	300
Southampton	PA	783,279	163,699	None	None	783,279	163,699	946,978	4,088		05/29/03	300
Willow Grove	PA	329,934	73,102	None	None	329,934	73,102	403,036	1,823		05/29/03	300
Aiken	SC	320,000	432,527	None	None	320,000	432,527	752,527	77,130		07/22/99	300
Aiken	SC	330,000	472,679	None	None	330,000	472,679	802,679	84,290		07/22/99	300
Aiken	SC	560,000	543,588	None	None	560,000	543,588	1,103,588	96,934		07/22/99	300
Aiken	SC	360,000	542,982	None	None	360,000	542,982	902,982	96,827		07/22/99	300
Aiken	SC	540,000	388,058	None	None	540,000	388,058	928,058	69,199		07/22/99	300
Aiken	SC	250,000	251,770	None	None	250,000	251,770	501,770	44,896		07/22/99	300
Belvedere	SC	490,000	463,080	None	None	490,000	463,080	953,080	82,578		07/22/99	300
Columbia	SC	150,000	450,000	None	None	150,000	450,000	600,000	150,750		08/25/95	300
Greenville	SC	390,000	462,847	None	None	390,000	462,847	852,847	82,537		07/22/99	300
Greenville	SC	300,000	402,392	None	None	300,000	402,392	702,392	71,756		07/22/99	300
Greenville	SC	370,000	432,695	None	None	370,000	432,695	802,695	77,160		07/22/99	300
Greenville	SC	620,000	483,604	None	None	620,000	483,604	1,103,604	86,237		07/22/99	300
Greenville	SC	720,000	534,059	None	None	720,000	534,059	1,254,059	95,234		07/22/99	300
Greenville	SC	680,000	423,604	None	None	680,000	423,604	1,103,604	75,537		07/22/99	300
Greer	SC	400,000	502,879	None	None	400,000	502,879	902,879	89,675		07/22/99	300
Jackson	SC	170,000	632,626	None	None	170,000	632,626	802,626	112,814		07/22/99	300
John’s Isle	SC	170,000	350,000	None	None	170,000	350,000	520,000	117,250		08/25/95	300
Lexington	SC	255,000	545,000	None	None	255,000	545,000	800,000	182,575		08/25/95	300
Lexington	SC	640,000	563,891	None	None	640,000	563,891	1,203,891	100,554		07/22/99	300
Convenience Stores
Lexington	SC	540,000	563,588	None	None	540,000	563,588	1,103,588	100,501		07/22/99	300
Lexington	SC	360,000	843,891	None	None	360,000	843,891	1,203,891	150,488		07/22/99	300

F 22

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Mauldin	SC	490,000	412,879	None	None	490,000	412,879	902,879	73,625		07/22/99	300
Myrtle Beach	SC	140,000	590,000	None	None	140,000	590,000	730,000	197,650		08/25/95	300
N. Augusta	SC	400,000	452,777	None	None	400,000	452,777	852,777	80,741		07/22/99	300
N. Charleston	SC	400,000	650,000	None	None	400,000	650,000	1,050,000	217,750		08/25/95	300
North Augusta	SC	350,000	352,323	None	None	350,000	352,323	702,323	62,827		07/22/99	300
Simpsonville	SC	530,000	573,485	None	None	530,000	573,485	1,103,485	102,266		07/22/99	300
Spartanburg	SC	470,000	432,879	None	None	470,000	432,879	902,879	77,192		07/22/99	300
Summerville	SC	115,000	515,000	None	None	115,000	515,000	630,000	172,525		08/25/95	300
W. Columbia	SC	410,000	693,574	None	None	410,000	693,574	1,103,574	123,682		07/22/99	300
West Aiken	SC	400,000	402,665	None	None	400,000	402,665	802,665	71,805		07/22/99	300
Arrington	TN	385,000	716,119	None	None	385,000	716,119	1,101,119	5,964		10/16/03	300
Athens	TN	175,000	326,119	None	None	175,000	326,119	501,119	2,714		10/16/03	300
Athens	TN	124,179	231,737	None	None	124,179	231,737	355,916	1,927		10/16/03	300
Benton	TN	192,500	358,619	None	None	192,500	358,619	551,119	2,985		10/16/03	300
Chattanooga	TN	181,731	338,619	None	None	181,731	338,619	520,350	2,818		10/16/03	300
Chattanooga	TN	168,000	313,119	None	None	168,000	313,119	481,119	2,605		10/16/03	300
Chattanooga	TN	175,000	326,119	None	None	175,000	326,119	501,119	2,714		10/16/03	300
Chattanooga	TN	159,979	298,223	None	None	159,979	298,223	458,202	2,481		10/16/03	300
Chattanooga	TN	105,000	196,119	None	None	105,000	196,119	301,119	1,630		10/16/03	300
Chattanooga	TN	271,250	504,869	None	None	271,250	504,869	776,119	4,203		10/16/03	300
Chattanooga	TN	245,000	456,119	None	None	245,000	456,119	701,119	3,797		10/16/03	300
Chattanooga	TN	297,500	553,619	None	None	297,500	553,619	851,119	4,610		10/16/03	300
Chattanooga	TN	323,750	602,369	None	None	323,750	602,369	926,119	5,016		10/16/03	300
Chattanooga	TN	280,000	521,119	None	None	280,000	521,119	801,119	4,339		10/16/03	300
Chattanooga	TN	257,250	478,869	None	None	257,250	478,869	736,119	3,987		10/16/03	300
Chattanooga	TN	283,209	527,079	None	None	283,209	527,079	810,288	4,388		10/16/03	300
Chattanooga	TN	542,500	1,008,619	None	None	542,500	1,008,619	1,551,119	8,401		10/16/03	300
Chattanooga	TN	332,500	618,619	None	None	332,500	618,619	951,119	5,151		10/16/03	300
Chattanooga	TN	175,000	326,119	None	None	175,000	326,119	501,119	2,714		10/16/03	300
Cleveland	TN	110,009	205,422	None	None	110,009	205,422	315,431	1,708		10/16/03	300
Cleveland	TN	227,500	423,619	None	None	227,500	423,619	651,119	3,526		10/16/03	300
Cleveland	TN	280,000	521,119	None	None	280,000	521,119	801,119	4,339		10/16/03	300
Cleveland	TN	245,000	456,119	None	None	245,000	456,119	701,119	3,797		10/16/03	300
Cleveland	TN	157,500	293,619	None	None	157,500	293,619	451,119	2,443		10/16/03	300
Cleveland	TN	122,500	228,619	None	None	122,500	228,619	351,119	1,901		10/16/03	300
Cleveland	TN	300,373	558,955	None	None	300,373	558,955	859,328	4,654		10/16/03	300
Dayton	TN	262,500	488,619	None	None	262,500	488,619	751,119	4,068		10/16/03	300
Decatur	TN	181,731	338,620	None	None	181,731	338,620	520,351	2,818		10/16/03	300

Convenience Stores	TN	315,000	586,119	None	None	315,000	586,119	901,119	4,880		10/16/03	300
Etowah	TN	192,500	358,619	None	None	192,500	358,619	551,119	2,985		10/16/03	300
Gallatin	TN	525,000	976,119	None	None	525,000	976,119	1,501,119	8,130		10/16/03	300
Harrison	TN	484,313	900,558	None	None	484,313	900,558	1,384,871	7,501		10/16/03	300

F 23

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Hixson	TN	513,215	954,233	None	None	513,215	954,233	1,467,448	7,948		10/16/03	300
Hixson	TN	94,500	176,619	None	None	94,500	176,619	271,119	1,468		10/16/03	300
Hixson	TN	300,373	558,955	None	None	300,373	558,955	859,328	4,654		10/16/03	300
Kimball	TN	332,500	618,619	None	None	332,500	618,619	951,119	5,151		10/16/03	300
La Vergne	TN	340,000	650,000	None	None	340,000	650,000	990,000	217,750		08/25/95	300
LeVergne	TN	577,500	1,073,619	None	None	577,500	1,073,619	1,651,119	8,943		10/16/03	300
Manchester	TN	266,119	495,340	None	None	266,119	495,340	761,459	4,124		10/16/03	300
Manchester	TN	281,675	524,230	None	None	281,675	524,230	805,905	4,365		10/16/03	300
Manchester	TN	319,846	595,120	None	None	319,846	595,120	914,966	4,955		10/16/03	300
Monteagle	TN	271,173	504,726	None	None	271,173	504,726	775,899	4,202		10/16/03	300
Mt. Juliet	TN	397,128	738,642	None	None	397,128	738,642	1,135,770	6,151		10/16/03	300
Murfreesboro	TN	549,500	1,021,619	None	None	549,500	1,021,619	1,571,119	8,510		10/16/03	300
Murfreesboro	TN	467,810	869,909	None	None	467,810	869,909	1,337,719	7,245		10/16/03	300
Murfreesboro	TN	300,373	558,955	None	None	300,373	558,955	859,328	4,654		10/16/03	300
Nashville	TN	498,628	927,142	None	None	498,628	927,142	1,425,770	7,722		10/16/03	300
Ocoee	TN	119,792	223,590	None	None	119,792	223,590	343,382	1,859		10/16/03	300
Ooltewah	TN	234,231	436,119	None	None	234,231	436,119	670,350	3,630		10/16/03	300
Ooltewah	TN	700,000	1,301,119	None	None	700,000	1,301,119	2,001,119	10,839		10/16/03	300
Ooltewah	TN	105,000	196,119	None	None	105,000	196,119	301,119	1,630		10/16/03	300
Red Bank	TN	350,000	651,119	None	None	350,000	651,119	1,001,119	5,422		10/16/03	300
Red Bank	TN	300,373	558,955	None	None	300,373	558,955	859,328	4,654		10/16/03	300
Royal	TN	320,229	595,830	None	None	320,229	595,830	916,059	4,961		10/16/03	300
Shelbyville	TN	200,000	465,000	None	None	200,000	465,000	665,000	155,775		08/25/95	300
Smyrna	TN	315,000	586,119	None	None	315,000	586,119	901,119	4,880		10/16/03	300
Smyrna	TN	426,466	793,128	None	None	426,466	793,128	1,219,594	6,606		10/16/03	300
Soddy Daisy	TN	297,500	553,619	None	None	297,500	553,619	851,119	4,610		10/16/03	300
Soddy Daisy	TN	350,000	651,119	None	None	350,000	651,119	1,001,119	5,422		10/16/03	300
Soddy Daisy	TN	245,000	456,119	None	None	245,000	456,119	701,119	3,797		10/16/03	300
Sweetwater	TN	122,500	228,619	None	None	122,500	228,619	351,119	1,901		10/16/03	300
Sweetwater	TN	339,231	631,120	None	None	339,231	631,120	970,351	5,255		10/16/03	300
Sweetwater	TN	133,000	248,119	None	None	133,000	248,119	381,119	2,064		10/16/03	300
Chatham	VA	347,728	525,018	None	None	347,728	525,018	872,746	16,619		03/19/03	300
Collinsville	VA	84,465	130,124	None	None	84,465	130,124	214,589	4,114		03/19/03	300
Danville	VA	149,276	227,320	None	None	149,276	227,320	376,596	7,192		03/19/03	300
Danville	VA	83,644	128,871	None	None	83,644	128,871	212,515	4,074		03/19/03	300
Danville	VA	266,722	403,488	None	None	266,722	403,488	670,210	12,771		03/19/03	300
Convenience Stores
Hampton	VA	433,985	459,108	None	None	433,985	459,108	893,093	104,819		04/17/98	300
Highland Springs	VA	396,720	598,534	None	None	396,720	598,534	995,254	18,947		03/19/03	300
Martinsville	VA	246,820	373,640	None	None	246,820	373,640	620,460	11,825		03/19/03	300
Martinsville	VA	83,521	128,693	None	None	83,521	128,693	212,214	4,069		03/19/03	300
Midlothian	VA	325,000	302,872	None	None	325,000	302,872	627,872	77,186		08/21/97	300
Newport News	VA	490,616	605,304	None	None	490,616	605,304	1,095,920	108,869		04/17/98	300

F 24

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Richmond	VA	700,000	400,740	None	None	700,000	400,740	1,100,740	91,495		04/17/98	300
Richmond	VA	700,000	440,965	None	None	700,000	440,965	1,140,965	100,677		04/17/98	300
Richmond	VA	400,000	250,875	None	None	400,000	250,875	650,875	57,274		04/17/98	300
Richmond	VA	1,000,000	740	None	None	1,000,000	740	1,000,740	161		04/17/98	300
Richmond	VA	700,000	100,695	None	None	700,000	100,695	800,695	22,985		04/17/98	300
Richmond	VA	1,144,841	3,371,146	None	None	1,144,841	3,371,146	4,515,987	183,572		08/22/02	300
Richmond	VA	298,227	451,001	None	None	298,227	451,001	749,228	14,275		03/19/03	300
Richmond	VA	329,698	498,001	None	None	329,698	498,001	827,699	15,763		03/19/03	300
Richmond	VA	213,982	324,646	None	None	213,982	324,646	538,628	10,274		03/19/03	300
Richmond	VA	482,735	727,763	None	None	482,735	727,763	1,210,498	23,039		03/19/03	300
Richmond	VA	350,453	529,352	None	None	350,453	529,352	879,805	16,756		03/19/03	300
Richmond	VA	323,496	488,905	None	None	323,496	488,905	812,401	15,475		03/19/03	300
Richmond	VA	278,443	421,571	None	None	278,443	421,571	700,014	13,343		03/19/03	300
Sandston	VA	152,535	232,515	None	None	152,535	232,515	385,050	7,356		03/19/03	300
South Boston	VA	160,893	244,765	None	None	160,893	244,765	405,658	7,744		03/19/03	300
Stafford	VA	271,865	601,997	None	None	271,865	601,997	873,862	169,562		12/20/96	300
Virginia Beach	VA	1,194,560	2,218,773	None	None	1,194,560	2,218,773	3,413,333	136,809		06/27/02	300
Warrenton	VA	515,971	649,125	None	None	515,971	649,125	1,165,096	182,837		12/20/96	300
Williamsburg	VA	838,172	1,556,910	None	None	838,172	1,556,910	2,395,082	95,934		06/27/02	300
Yorktown	VA	309,435	447,144	None	None	309,435	447,144	756,579	102,082		04/17/98	300

Craft and Novelty
Cutler Ridge	FL	743,498	657,485	68,215	35,192	743,498	760,892	1,504,390	154,377		12/31/98	300
Rockford	IL	159,587	618,398	None	11,300	159,587	629,698	789,285	176,434		11/26/96	300
Stony Brook	NY	980,000	1,801,586	None	None	980,000	1,801,586	2,781,586	357,303		01/11/99	300
Pleasant Hills	PA	631,084	1,172,563	None	None	631,084	1,172,563	1,803,647	52,763		11/01/02	300

Drug Stores
Casselberry	FL	1,075,020	1,664,284	None	None	1,075,020	1,664,284	2,739,304	352,301		09/30/98	300

Entertainment
Riverside	CA	4,000,000	130	None	None	4,000,000	130	4,000,130	5		07/05/02	300
Vista	CA	2,300,000	22	None	None	2,300,000	22	2,300,022	4		03/31/99	300
Entertainment
Dania	FL	8,272,080	1,713	None	None	8,272,080	1,713	8,273,793	305		03/31/99	300
Marietta	GA	1,500,000	768	None	None	1,500,000	768	1,500,768	63		06/29/01	300
Norcross	GA	1,600,000	768	None	None	1,600,000	768	1,600,768	63		06/29/01	300
Greensboro	NC	7,800,000	463	None	None	7,800,000	463	7,800,463	19		07/05/02	300
Flanders	NJ	2,222,205	890.00	None	1,208	2,222,205	2,098	2,224,303	407		06/29/99	300
Brookhaven	NY	1,500,000	745	None	None	1,500,000	745	1,500,745	133		07/23/99	300
Riverhead	NY	6,200,000	744	None	None	6,200,000	744	6,200,744	133		07/23/99	300

F 25

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Equipment Rental Services
Lake Worth	FL	679,079	1,262,568	None	None	679,079	1,262,568	1,941,647	23,147		07/03/03	300
Lewisville	TX	1,010,134	1,877,384	None	None	1,010,134	1,877,384	2,887,518	34,419		07/03/03	300

General Merchandise
Monte Vista	CO	47,652	582,159	None	None	47,652	582,159	629,811	117,416		12/23/98	300
Groveland	FL	101,782	189,258	None	None	101,782	189,258	291,040	36,271		03/31/99	300
Garnett	KS	59,690	518,121	None	None	59,690	518,121	577,811	104,501		12/23/98	300
Caledonia	MN	89,723	559,300	None	None	89,723	559,300	649,023	112,809		12/23/98	300
Long Prarie	MN	88,892	553,997	None	None	88,892	553,997	642,889	111,738		12/23/98	300
Paynesvile	MN	49,483	525,406	None	None	49,483	525,406	574,889	105,972		12/23/98	300
Spring Valley	MN	69,785	579,238	None	None	69,785	579,238	649,023	116,830		12/23/98	300
Warroad	MN	70,000	580,000	None	None	70,000	580,000	650,000	116,967		12/23/98	300
Mayville	ND	59,333	565,562	None	None	59,333	565,562	624,895	114,086		12/23/98	300
Bloomfield	NM	59,559	616,252	None	None	59,559	616,252	675,811	124,291		12/23/98	300
Colorado City	TX	92,535	505,276	None	None	92,535	505,276	597,811	101,911		12/23/98	300

Grocery Stores
Cloverdale	CA	1,505,000	2,795,321	None	None	1,505,000	2,795,321	4,300,321	32,612		09/30/03	300
Fortuna	CA	1,190,000	2,210,308	None	None	1,190,000	2,210,308	3,400,308	25,787		09/30/03	300
Boulder	CO	426,675	1,199,508	None	91,660	426,675	1,291,168	1,717,843	933,236		01/05/84	180
Central Point	OR	840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	18,203		09/30/03	300
Phoenix	OR	840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	18,203		09/30/03	300
Sheboygan	WI	1,513,216	4,427,968	None	1,829	1,513,216	4,429,797	5,943,013	775,968	06/03/99	08/24/98	300

Health and Fitness
Paradise Valley	AZ	2,608,389	3,418,783	None	None	2,608,389	3,418,783	6,027,172	256,375	06/06/02	06/26/01	300
Diamond Bar	CA	3,038,879	4,338,722	None	None	3,038,879	4,338,722	7,377,601	729,831	03/21/00	09/29/98	300
Norco	CA	1,247,243	3,807,569	None	None	1,247,243	3,807,569	5,054,812	575,474	12/13/00	06/29/99	300
Casselberry	FL	1,979,598	6,940,642	1,354	65,144	1,979,598	7,007,140	8,986,738	1,190,823		05/31/95	300
Coral Springs	FL	891,496	2,798,204	None	25	891,496	2,798,229	3,689,725	581,918	11/03/98	03/30/98	300
Health and Fitness
Miami	FL	3,115,101	4,439,526	None	25	3,115,101	4,439,551	7,554,652	635,415	05/19/00	06/07/99	300
Oakland Park	FL	2,800,000	2,196,480	None	None	2,800,000	2,196,480	4,996,480	124,659	07/06/01	03/27/01	300
Orlando	FL	2,144,778	3,403,058	None	None	2,144,778	3,403,058	5,547,836	541	08/07/03	11/26/02	300
Pembroke Pines	FL	1,714,388	4,387,824	None	25	1,714,388	4,387,849	6,102,237	542,440	12/11/00	10/01/99	300
Alpharetta	GA	3,091,079	137,565	26,323	55,994	3,091,079	219,882	3,310,961	29,373		06/30/99	300
Fort Worth	TX	1,445,901	5,277,886	None	None	1,445,901	5,277,886	6,723,787	753,594		06/30/99	300

Home Furnishings
Colorado Springs	CO	313,250	695,730	40,500	27,521	313,250	763,751	1,077,001	464,418		03/10/87	300
Danbury	CT	630,171	3,621,163	39,456	12	630,171	3,660,631	4,290,802	916,938		09/30/97	300

F 26

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Brandon	FL	430,000	1,020,608	None	None	430,000	1,020,608	1,450,608	226,233		06/26/98	300
Clearwater	FL	476,179	725,023	None	18,612	476,179	743,635	1,219,814	149,370		12/31/98	300
Jupiter	FL	1,698,316	3,209,801	None	None	1,698,316	3,209,801	4,908,117	465,378		05/03/00	300
Tampa	FL	685,000	885,624	None	None	685,000	885,624	1,570,624	196,311		06/26/98	300
Tampa	FL	494,763	767,737	71,880	1,870	494,763	841,487	1,336,250	197,325		12/31/98	300
West Palm Beach	FL	347,651	706,081	69,111	32,435	347,651	807,627	1,155,278	159,340		12/31/98	300
Davenport	IA	270,000	930,689	None	None	270,000	930,689	1,200,689	206,300		06/26/98	300
Joilet	IL	440,000	910,689	None	None	440,000	910,689	1,350,689	201,867		06/26/98	300
Wichita	KS	430,000	740,725	None	None	430,000	740,725	1,170,725	164,192		06/26/98	300
Alexandria	LA	400,000	810,608	None	None	400,000	810,608	1,210,608	179,683		06/26/98	300
Monroe	LA	450,000	835,608	None	None	450,000	835,608	1,285,608	185,224		06/26/98	300
Shreveport	LA	525,000	725,642	None	None	525,000	725,642	1,250,642	160,849		06/26/98	300
Battle Creek	MI	485,000	895,689	None	None	485,000	895,689	1,380,689	198,542		06/26/98	300
Eden Prairie	MN	500,502	1,055,244	None	None	500,502	1,055,244	1,555,746	205,736		02/26/99	300
Hattiesburg	MS	300,000	660,608	None	None	300,000	660,608	960,608	146,433		06/26/98	300
Ridgeland	MS	281,867	769,890	None	None	281,867	769,890	1,051,757	201,369		06/27/97	300
Omaha	NE	1,956,296	3,949,402	None	None	1,956,296	3,949,402	5,905,698	1,059,531		04/04/97	300
Henderson	NV	1,268,655	3,109,995	None	None	1,268,655	3,109,995	4,378,650	782,476		09/26/97	300
Staten Island	NY	3,190,883	2,569,802	None	862	3,190,883	2,570,664	5,761,547	595,282		03/26/98	300
Lancaster	OH	250,000	830,689	None	None	250,000	830,689	1,080,689	184,134		06/26/98	300
Altoona	PA	455,000	745,694	None	None	455,000	745,694	1,200,694	165,293		06/26/98	300
Erie	PA	510,000	900,689	None	None	510,000	900,689	1,410,689	199,650		06/26/98	300
Muncy	PA	315,000	835,648	None	None	315,000	835,648	1,150,648	185,233		06/26/98	300
Whitehall	PA	515,525	1,146,868	None	None	515,525	1,146,868	1,662,393	254,220		06/30/98	300
Columbia	SC	600,000	900,725	None	None	600,000	900,725	1,500,725	199,658		06/26/98	300
Jackson	TN	380,000	750,608	None	None	380,000	750,608	1,130,608	166,383		06/26/98	300
Memphis	TN	804,262	1,432,520	None	400	804,262	1,432,920	2,237,182	374,787		06/30/97	300
Abilene	TX	400,000	680,616	None	None	400,000	680,616	1,080,616	150,868		06/26/98	300
Arlington	TX	475,069	1,374,167	None	None	475,069	1,374,167	1,849,236	373,186		03/26/97	300
Cedar Park	TX	253,591	827,237	None	None	253,591	827,237	1,080,828	224,656		03/10/97	300
Home Furnishings
Houston	TX	867,767	687,042	None	None	867,767	687,042	1,554,809	186,524		03/07/97	300
San Antonio	TX	323,451	637,991	47,914	34,151	323,451	720,056	1,043,507	165,788		12/31/98	300
Spring	TX	1,794,872	1,810,069	None	None	1,794,872	1,810,069	3,604,941	455,349		09/29/97	300
Webster	TX	283,604	538,002	2,470	None	283,604	540,472	824,076	141,147		06/12/97	300
Eau Claire	WI	260,000	820,689	None	None	260,000	820,689	1,080,689	181,917		06/26/98	300
La Crosse	WI	372,883	877,812	None	None	372,883	877,812	1,250,695	194,579		06/26/98	300

Home Improvements
Lawndale	CA	667,007	1,238,841	None	None	667,007	1,238,841	1,905,848	249,831		12/31/98	300
Los Angeles	CA	902,494	1,676,204	None	None	902,494	1,676,204	2,578,698	338,032		12/31/98	300
Los Angeles	CA	163,668	304,097	None	None	163,668	304,097	467,765	61,324		12/31/98	300
Van Nuys	CA	750,293	1,393,545	None	None	750,293	1,393,545	2,143,838	281,029		12/31/98	300

F 27

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

West Covina	CA	311,040	577,733	None	None	311,040	577,733	888,773	116,509		12/31/98	300
Jacksonville	FL	478,314	618,348	None	280	478,314	618,628	1,096,942	124,776		12/31/98	300
Des Moines	IA	225,771	682,604	None	None	225,771	682,604	908,375	135,376		01/29/99	300
Broadview	IL	345,166	641,739	None	None	345,166	641,739	986,905	129,428		12/31/98	300
Baltimore	MD	171,320	318,882	None	None	171,320	318,882	490,202	64,319		12/31/98	300
Rochester	NY	158,168	294,456	None	None	158,168	294,456	452,624	59,393		12/31/98	300
Carrolton	TX	201,569	374,342	None	None	201,569	374,342	575,911	624		12/05/03	300
Pasadena	TX	147,535	274,521	None	None	147,535	274,521	422,056	55,364		12/31/98	300
Plano	TX	363,851	676,249	None	None	363,851	676,249	1,040,100	136,379		12/31/98	300
San Antonio	TX	367,890	683,750	None	None	367,890	683,750	1,051,640	137,892		12/31/98	300
Chesapeake	VA	144,014	649,869	None	11,754	144,014	661,623	805,637	485,046		12/22/86	300

Office Supplies
Lakewood	CA	1,398,387	3,098,607	None	None	1,398,387	3,098,607	4,496,994	862,372		01/29/97	300
Riverside	CA	1,410,177	1,659,850	None	None	1,410,177	1,659,850	3,070,027	417,663		09/17/97	300
Hutchinson	KS	269,964	1,704,013	None	None	269,964	1,704,013	1,973,977	445,806		06/25/97	300
Salina	KS	240,423	1,829,837	None	None	240,423	1,829,837	2,070,260	478,722		06/25/97	300
Sikeston	MO	409,114	2,005,416	None	None	409,114	2,005,416	2,414,530	157,078		01/24/02	300
Helena	MT	564,241	1,503,118	None	None	564,241	1,503,118	2,067,359	393,182		06/09/97	300
Asheboro	NC	465,557	2,176,416	None	None	465,557	2,176,416	2,641,973	504,071		03/27/98	300
Westbury	NY	3,808,076	2,377,932	None	None	3,808,076	2,377,932	6,186,008	598,198		09/29/97	300
New Philiadelphia	OH	726,636	1,650,672	None	None	726,636	1,650,672	2,377,308	437,320		05/30/97	300

Pet Supplies and Services
Tampa	FL	347,794	905,248	46,000	13,826	347,794	965,074	1,312,868	190,253		12/31/98	300
Duluth	GA	361,058	1,591,629	None	None	361,058	1,591,629	1,952,687	256,431	01/27/99	09/29/98	300
Marrietta	GA	495,412	1,526,370	None	None	495,412	1,526,370	2,021,782	229,263	05/28/99	09/29/98	300
Pet Supplies and Services
Indianapolis	IN	427,000	1,296,901	None	None	427,000	1,296,901	1,723,901	188,858	03/10/00	01/19/99	300
Sudbury	MA	543,038	2,477,213	None	None	543,038	2,477,213	3,020,251	341,749	11/12/99	09/30/98	300
Tyngsborough	MA	312,204	1,222,522	None	None	312,204	1,222,522	1,534,726	270,985		06/12/98	300
Matthews	NC	610,177	1,394,743	None	None	610,177	1,394,743	2,004,920	304,519		07/17/98	300
North Plainfield	NJ	0	1,590,447	None	None	—	1,590,447	1,590,447	268,636		09/24/98	300
Albuquerque	NM	684,036	874,914	300,000	42,875	684,036	1,217,789	1,901,825	213,080		12/31/98	300
Dickson City	PA	659,790	1,880,722	None	None	659,790	1,880,722	2,540,512	491,888		06/20/97	300

Private Education
Coconut Creek	FL	310,111	1,243,682	None	None	310,111	1,243,682	1,553,793	217,931	08/02/99	12/01/98	300
North Lauderdale	FL	1,050,000	2,567,811	None	None	1,050,000	2,567,811	3,617,811	594,749		03/30/98	300
Las Vegas	NV	1,080,444	3,346,772	None	None	1,080,444	3,346,772	4,427,216	775,239		03/04/98	300
Chantilly	VA	688,917	3,208,607	None	None	688,917	3,208,607	3,897,524	525,226	05/07/99	09/30/98	300
Kingstowne	VA	300,000	1,191,396	None	None	300,000	1,191,396	1,491,396	169,082	08/22/00	11/08/99	300

F 28

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Restaurants
Atmore	AL	272,044	505,636	None	None	272,044	505,636	777,680	48,030		08/31/01	300
Clanton	AL	230,036	427,391	None	None	230,036	427,391	657,427	40,600		08/31/01	300
Demopolis	AL	251,349	466,972	None	None	251,349	466,972	718,321	44,360		08/31/01	300
Fort Payne	AL	303,056	563,001	None	None	303,056	563,001	866,057	53,483		08/31/01	300
Gardendale	AL	398,669	740,568	None	None	398,669	740,568	1,139,237	70,352		08/31/01	300
Hoover	AL	251,434	467,185	None	None	251,434	467,185	718,619	44,379		08/31/01	300
Bentonville	AR	377,086	700,582	None	None	377,086	700,582	1,077,668	66,552		08/31/01	300
Hope	AR	288,643	536,715	None	None	288,643	536,715	825,358	50,979		08/31/01	300
Little Rock	AR	317,000	589,377	None	None	317,000	589,377	906,377	55,982		08/31/01	300
Siloam Springs	AR	190,000	352,808	None	None	190,000	352,808	542,808	86,427		11/20/97	300
Douglas	AZ	75,000	347,719	None	2,407	75,000	350,126	425,126	269,876		11/27/85	300
Glendale	AZ	624,761	895,976	None	100	624,761	896,076	1,520,837	279,263		03/06/96	300
Tucson	AZ	107,393	497,904	None	133	107,393	498,037	605,430	386,253		01/17/86	300
Yuma	AZ	236,121	541,651	None	None	236,121	541,651	777,772	121,868		05/28/98	300
Barstow	CA	689,842	690,204	None	None	689,842	690,204	1,380,046	146,096		09/24/98	300
Livermore	CA	662,161	823,242	None	None	662,161	823,242	1,485,403	174,256		09/23/98	300
Northridge	CA	—	—	None	None	—	—	—	—		04/01/70	N/A
Rancho Cucamonga	CA	95,192	441,334	None	68	95,192	441,402	536,594	340,404		12/20/85	300
Riverside	CA	90,000	170,394	135,301	55	90,000	305,750	395,750	176,224		12/09/76	300
Sacramento	CA	386,793	417,290	None	None	386,793	417,290	804,083	91,108		07/31/98	300
San Dimas	CA	240,562	445,521	None	None	240,562	445,521	686,083	445,521		03/12/81	180
San Ramon	CA	406,000	1,126,930	None	None	406,000	1,126,930	1,532,930	1,126,930		12/08/83	180
Colorado Springs	CO	152,000	704,736	None	262	152,000	704,998	856,998	521,370		09/30/86	300
Restaurants
Lakewood	CO	1,606,511	3,013	None	None	1,606,511	3,013	1,609,524	99	10/01/03	12/31/02	300
Sterling	CO	95,320	441,928	None	None	95,320	441,928	537,248	364,022		12/27/84	300
Westminster	CO	338,940	1,571,401	20,000	13,807	338,940	1,605,208	1,944,148	1,347,537		06/28/84	300
Danbury	CT	548,459	284,639	None	None	548,459	284,639	833,098	23,244		12/19/01	300
Glastonbury	CT	452,291	293,214	None	None	452,291	293,214	745,505	23,944		12/19/01	300
Manchester	CT	458,386	458,639	None	None	458,386	458,639	917,025	37,454		12/19/01	300
Unionville	CT	167,740	316,672	None	None	167,740	316,672	484,412	25,860		12/19/01	300
Waterbury	CT	521,021	705,163	None	None	521,021	705,163	1,226,184	57,587		12/19/01	300
Casselberry	FL	403,900	897,075	None	134	403,900	897,209	1,301,109	479,116		12/29/89	300
Chipley	FL	270,439	502,655	None	None	270,439	502,655	773,094	47,747		08/31/01	300
DeFuniak	FL	269,554	501,010	None	None	269,554	501,010	770,564	47,591		08/31/01	300
Green Cove Sprgs	FL	86,240	399,828	None	350	86,240	400,178	486,418	329,398		12/19/84	300
Jacksonville	FL	150,210	693,445	None	None	150,210	693,445	843,655	543,282		09/13/85	300
Jacksonville	FL	143,299	664,373	None	None	143,299	664,373	807,672	513,688		12/13/85	300
Orlando	FL	230,000	1,066,339	None	134	230,000	1,066,473	1,296,473	826,169		11/18/85	300
Orlando	FL	209,800	972,679	None	134	209,800	972,813	1,182,613	724,949		08/15/86	300
Orlando	FL	600,000	949,489	None	None	600,000	949,489	1,549,489	175,877	05/27/99	12/18/98	300

F 29

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Oviedo	FL	204,200	911,338	None	None	204,200	911,338	1,115,538	138,374		08/24/99	300
Palm Bay	FL	330,000	556,668	None	None	330,000	556,668	886,668	106,816	02/17/99	12/29/98	300
Garden City	GA	197,225	438,043	None	384	197,225	438,427	635,652	247,144		04/20/89	300
Hinesville	GA	89,220	413,644	None	349	89,220	413,993	503,213	340,789		12/20/84	300
Hinesville	GA	172,611	383,376	None	236	172,611	383,612	556,223	235,279		12/22/87	300
Lithonia	GA	89,220	413,647	None	1,080	89,220	414,727	503,947	340,309		01/04/85	300
Savannah	GA	143,993	345,548	None	236	143,993	345,784	489,777	212,068		12/22/87	300
Savannah	GA	165,409	367,380	None	236	165,409	367,616	533,025	225,463		12/22/87	300
Statesboro	GA	201,250	446,983	None	3	201,250	446,986	648,236	242,556		11/14/89	300
Stone Mountain	GA	215,940	1,001,188	50,765	1,533	215,940	1,053,486	1,269,426	744,983		10/30/86	300
Washington	GA	292,628	543,862	None	None	292,628	543,862	836,490	51,661		08/31/01	300
Ankeny	IA	100,000	349,218	25,075	533	100,000	374,826	474,826	350,540		07/28/83	180
Boone	IA	76,000	386,170	None	644	76,000	386,814	462,814	386,285		12/27/83	180
Boise	ID	190,894	423,981	None	119	190,894	424,100	614,994	253,556		05/17/88	300
Boise	ID	161,352	334,041	None	119	161,352	334,160	495,512	194,598		10/07/88	300
Nampa	ID	74,156	343,820	None	119	74,156	343,939	418,095	250,691		12/31/86	300
Rexburg	ID	90,760	420,787	None	None	90,760	420,787	511,547	326,004		11/25/85	300
Alton	IL	225,785	419,315	None	437	225,785	419,752	645,537	244,306		10/18/88	300
Lincoln	IL	206,532	383,970	None	None	206,532	383,970	590,502	36,472		08/31/01	300
Anderson	IN	197,523	438,706	None	None	197,523	438,706	636,229	260,974		03/25/88	300
Goshen	IN	115,000	533,165	None	1,242	115,000	534,407	649,407	399,328		07/07/86	300
Muncie	IN	136,400	632,380	8,000	13,335	136,400	653,715	790,115	489,925		03/18/86	300
Muncie	IN	67,156	149,157	None	None	67,156	149,157	216,313	90,122		03/30/88	300
Restaurants
New Castle	IN	246,192	320,572	None	None	246,192	320,572	566,764	204,204		01/07/87	300
South Bend	IN	133,200	617,545	None	19,347	133,200	636,892	770,092	486,916		04/28/86	300
Westfield	IN	213,341	477,300	None	None	213,341	477,300	690,641	256,075		12/21/89	300
Derby	KS	96,060	445,359	None	None	96,060	445,359	541,419	346,577		10/29/85	300
El Dorado	KS	87,400	405,206	None	None	87,400	405,206	492,606	307,678		04/10/86	300
Great Bend	KS	95,800	444,154	None	None	95,800	444,154	539,954	365,854		12/26/84	300
Wichita	KS	98,000	454,350	None	None	98,000	454,350	552,350	338,619		08/08/86	300
Lexington	KY	122,200	490,200	None	None	122,200	490,200	612,400	358,394		12/03/86	300
Alexandria	LA	143,000	662,985	None	15,150	143,000	678,135	821,135	521,915		01/17/86	300
Jennings	LA	107,120	496,636	None	None	107,120	496,636	603,756	386,480		10/17/85	300
Natchitoches	LA	291,675	541,890	None	None	291,675	541,890	833,565	51,477		08/31/01	300
Shreveport	LA	359,268	667,417	None	None	359,268	667,417	1,026,685	63,402		08/31/01	300
Attleboro	MA	369,815	693,655	None	None	369,815	693,655	1,063,470	56,647		12/19/01	300
Brockton	MA	298,359	272,297	None	None	298,359	272,297	570,656	22,236		12/19/01	300
Hanover	MA	397,203	281,202	None	None	397,203	281,202	678,405	22,963		12/19/01	300
Palmer	MA	141,524	598,480	None	None	141,524	598,480	740,004	48,874		12/19/01	300
Peabody	MA	529,555	222,590	None	None	529,555	222,590	752,145	18,177		12/19/01	300
Pittsfield	MA	286,241	950,022	None	None	286,241	950,022	1,236,263	77,583		12/19/01	300
South Weymouth	MA	351,472	296,284	None	None	351,472	296,284	647,756	24,195		12/19/01	300

F 30

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Springfield	MA	280,920	337,325	None	None	280,920	337,325	618,245	27,547		12/19/01	300
Springfield	MA	230,030	865,572	None	None	230,030	865,572	1,095,602	70,687		12/19/01	300
Springfield	MA	227,207	958,444	None	None	227,207	958,444	1,185,651	78,271		12/19/01	300
Stoneham	MA	397,544	191,717	None	None	397,544	191,717	589,261	15,655		12/19/01	300
Swansea	MA	173,853	488,699	None	None	173,853	488,699	662,552	39,909		12/19/01	300
Westboro	MA	335,191	424,534	None	None	335,191	424,534	759,725	34,669		12/19/01	300
Weymouth	MA	360,727	194,556	None	None	360,727	194,556	555,283	15,887		12/19/01	300
La Plata	MD	120,140	557,000	None	None	120,140	557,000	677,140	430,669		12/03/85	300
Flint	MI	827,853	0	None	None	827,853	—	827,853	—		04/13/95	300
Roseville	MN	281,600	1,305,560	None	7	281,600	1,305,567	1,587,167	1,075,406		12/18/84	300
Belton	MO	89,328	418,187	None	403	89,328	418,590	507,918	344,525		12/18/84	300
Bolivar	MO	237,094	440,596	None	None	237,094	440,596	677,690	41,853		08/31/01	300
Carthage	MO	85,020	394,175	None	200	85,020	394,375	479,395	304,776		12/03/85	300
Chillicothe	MO	81,080	375,908	None	403	81,080	376,311	457,391	309,699		12/26/84	300
Fulton	MO	210,199	466,861	None	None	210,199	466,861	677,060	293,791		07/30/87	300
Hazelwood	MO	157,117	725,327	None	25,030	157,117	750,357	907,474	581,690		08/28/85	300
Jackson	MO	210,199	466,860	None	None	210,199	466,860	677,059	293,790		07/30/87	300
Mt. Vernon	MO	160,000	282,586	None	None	160,000	282,586	442,586	69,223		11/20/97	300
Nevada	MO	222,552	494,296	None	1,649	222,552	495,945	718,497	311,751		07/30/87	300
Ozark	MO	140,000	292,482	None	None	140,000	292,482	432,482	71,648		11/20/97	300
Sedalia	MO	269,798	599,231	None	None	269,798	599,231	869,029	335,182		07/31/89	300
Restaurants
St. Charles	MO	175,413	809,791	None	10,000	175,413	819,791	995,204	645,696		08/28/85	300
St. Charles	MO	695,121	1,001,878	None	1,001	695,121	1,002,879	1,698,000	321,800	12/22/95	03/16/95	300
St. Joseph	MO	107,648	496,958	None	169	107,648	497,127	604,775	389,353		09/04/85	300
St. Robert	MO	329,242	611,728	None	None	329,242	611,728	940,970	58,110		08/31/01	300
Sullivan	MO	85,500	396,400	None	489	85,500	396,889	482,389	326,589		12/27/84	300
Clinton	MS	100,000	337,371	4,355	820	100,000	342,546	442,546	337,618		07/28/83	180
Fulton	MS	239,686	445,337	None	None	239,686	445,337	685,023	42,304		08/31/01	300
Greenville	MS	311,324	578,378	None	None	311,324	578,378	889,702	54,943		08/31/01	300
Indianola	MS	270,639	502,822	None	None	270,639	502,822	773,461	47,765		08/31/01	300
Newton	MS	284,350	528,311	None	None	284,350	528,311	812,661	50,186		08/31/01	300
Pearl	MS	334,822	621,994	None	None	334,822	621,994	956,816	59,087		08/31/01	300
Fayetteville	NC	116,240	538,919	None	None	116,240	538,919	655,159	443,914		12/20/84	300
Wilkesboro	NC	183,050	406,562	None	None	183,050	406,562	589,612	255,846		07/24/87	300
Winston-Salem	NC	353,239	656,427	None	None	353,239	656,427	1,009,666	62,355		08/31/01	300
Keene	NH	253,769	310,470	None	None	253,769	310,470	564,239	25,353		12/19/01	300
Laconia	NH	330,520	467,594	None	None	330,520	467,594	798,114	38,185		12/19/01	300
Manchester	NH	266,337	486,676	None	None	266,337	486,676	753,013	39,744		12/19/01	300
North Conway	NH	473,031	607,020	None	None	473,031	607,020	1,080,051	49,572		12/19/01	300
Rochester	NH	262,059	695,771	None	None	262,059	695,771	957,830	56,820		12/19/01	300
Bloomfield	NJ	556,520	260,498	None	None	556,520	260,498	817,018	21,272		12/19/01	300
Bricktown	NJ	297,264	243,581	None	None	297,264	243,581	540,845	19,891		12/19/01	300

F 31

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Fairlawn	NJ	341,922	198,320	None	None	341,922	198,320	540,242	16,195		12/19/01	300
Hackettstown	NJ	307,186	525,142	None	None	307,186	525,142	832,328	42,885		12/19/01	300
Hillsdale	NJ	398,221	204,106	None	None	398,221	204,106	602,327	16,667		12/19/01	300
Midland Park	NJ	476,002	254,594	None	None	476,002	254,594	730,596	20,790		12/19/01	300
Morris Plains	NJ	366,982	188,123	None	None	366,982	188,123	555,105	15,362		12/19/01	300
Amherst	NY	935,355	896,819	5,342	89,108	935,355	991,269	1,926,624	312,211		05/31/95	300
Carmel	NY	266,619	707,819	None	None	266,619	707,819	974,438	57,804		12/19/01	300
Fulton	NY	294,009	653,006	None	2,095	294,009	655,101	949,110	400,491		12/24/87	300
Glenville	NY	156,724	246,502	None	None	156,724	246,502	403,226	20,129		12/19/01	300
Middletown	NY	242,459	796,905	None	None	242,459	796,905	1,039,364	65,079		12/19/01	300
Mt. Kisco	NY	164,973	385,189	None	None	164,973	385,189	550,162	31,456		12/19/01	300
Watertown	NY	139,199	645,355	None	None	139,199	645,355	784,554	479,678		08/18/86	300
Akron	OH	723,347	17	None	67	723,347	84	723,431	17		12/22/94	300
Stow	OH	317,546	712,455	None	1,904	317,546	714,359	1,031,905	437,029		12/31/87	300
Broken Arrow	OK	245,000	369,002	None	None	245,000	369,002	614,002	89,173		12/12/97	300
Idabel	OK	214,244	398,545	None	None	214,244	398,545	612,789	37,853		08/31/01	300
Norman	OK	734,335	0	None	None	734,335	—	734,335	—	09/29/95	06/05/95	300
Oklahoma City	OK	759,826	0	None	None	759,826	—	759,826	—		07/06/95	300
Owasso	OK	327,043	607,645	None	None	327,043	607,645	934,688	57,723		08/31/01	300
Restaurants
Tulsa	OK	295,993	549,981	None	None	295,993	549,981	845,974	52,245		08/31/01	300
Hermiston	OR	85,560	396,675	None	None	85,560	396,675	482,235	326,745		12/18/84	300
Lake Oswego	OR	175,899	815,508	None	3	175,899	815,511	991,410	690,480		05/16/84	300
Milwaukie	OR	179,174	830,689	None	3	179,174	830,692	1,009,866	704,765		05/08/84	300
Salem	OR	198,540	440,964	None	3	198,540	440,967	639,507	245,641		05/23/89	300
Gettysburg	PA	289,040	809,676	None	None	289,040	809,676	1,098,716	66,122		12/19/01	300
Lancaster	PA	170,304	413,960	None	None	170,304	413,960	584,264	33,805		12/19/01	300
Lancaster	PA	276,251	460,784	None	None	276,251	460,784	737,035	37,629		12/19/01	300
Lansdale	PA	255,864	256,229	None	None	255,864	256,229	512,093	20,924		12/19/01	300
Warminster	PA	294,111	343,494	None	None	294,111	343,494	637,605	28,050		12/19/01	300
Waynesburg	PA	222,285	493,704	None	1,268	222,285	494,972	717,257	309,380		08/17/87	300
Westerly	RI	485,230	569,890	None	None	485,230	569,890	1,055,120	46,539		12/19/01	300
Brownsville	TN	289,379	538,081	None	None	289,379	538,081	827,460	51,109		08/31/01	300
Memphis	TN	405,274	1,060,680	None	25,399	405,274	1,086,079	1,491,353	363,708	06/30/95	03/17/95	300
Millington	TN	285,613	530,630	None	None	285,613	530,630	816,243	50,407		08/31/01	300
Ripley	TN	231,552	430,232	None	None	231,552	430,232	661,784	40,869		08/31/01	300
Allen	TX	165,000	306,771	None	None	165,000	306,771	471,771	54,708	07/09/99	05/28/99	300
Bedford	TX	919,303	98,231	None	None	919,303	98,231	1,017,534	98,231		12/27/94	300
Brownwood	TX	288,225	640,160	34,121	1,665	288,225	675,946	964,171	393,898		12/28/87	300
Crockett	TX	90,780	420,880	None	None	90,780	420,880	511,660	324,620		12/17/85	300
Dallas	TX	242,025	479,170	None	None	242,025	479,170	721,195	232,598		06/25/91	300
Dallas	TX	742,507	0	None	None	742,507	—	742,507	—		04/13/95	300
El Campo	TX	98,060	454,631	None	None	98,060	454,631	552,691	352,224		11/25/85	300

F 32

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Ennis	TX	173,250	384,793	None	None	173,250	384,793	558,043	236,101		12/28/87	300
Fort Worth	TX	223,195	492,067	None	None	223,195	492,067	715,262	248,799		06/26/91	300
Ft. Worth	TX	423,281	382,059	None	None	423,281	382,059	805,340	135,631		02/10/95	300
Gainesville	TX	89,220	413,644	None	None	89,220	413,644	502,864	340,723		12/18/84	300
Hillsboro	TX	75,992	352,316	None	156	75,992	352,472	428,464	296,047		08/01/84	300
Houston	TX	194,994	386,056	None	None	194,994	386,056	581,050	187,399		06/25/91	300
Houston	TX	184,175	364,636	None	None	184,175	364,636	548,811	177,001		06/25/91	300
Irving	TX	525,144	977,423	None	None	525,144	977,423	1,502,567	34,210	11/12/01	02/05/03	300
Killeen	TX	262,500	583,014	None	14,398	262,500	597,412	859,912	376,973		05/29/87	300
Lufkin	TX	105,904	490,998	None	None	105,904	490,998	596,902	383,015		10/08/85	300
Mesquite	TX	134,940	625,612	None	None	134,940	625,612	760,552	475,998		03/20/86	300
Mesquite	TX	729,596	120,820	None	None	729,596	120,820	850,416	120,820		12/23/94	300
Mexia	TX	93,620	434,046	None	None	93,620	434,046	527,666	334,775		12/18/85	300
New Braunfels	TX	185,500	411,997	None	191	185,500	412,188	597,688	264,517		03/26/87	300
Orange	TX	93,560	433,768	None	None	93,560	433,768	527,328	335,386		12/10/85	300
Plainview	TX	125,000	350,767	None	1,406	125,000	352,173	477,173	350,828		01/24/84	180
Plano	TX	847,078	1,573,913	None	None	847,078	1,573,913	2,420,991	96,728		06/27/02	300
Restaurants
Porter	TX	227,067	333,031	None	None	227,067	333,031	560,098	118,226		02/09/95	300
Rowlett	TX	126,933	585,986	None	None	126,933	585,986	712,919	459,091		09/06/85	300
Santa Fe	TX	304,414	623,331	None	None	304,414	623,331	927,745	144,347		03/23/98	300
Sealy	TX	197,871	391,753	None	None	197,871	391,753	589,624	190,164		06/25/91	300
Stafford	TX	214,024	423,733	None	None	214,024	423,733	637,757	205,688		06/26/91	300
Temple	TX	302,505	291,414	None	None	302,505	291,414	593,919	103,452		02/09/95	300
Texarkana	TX	311,263	578,266	None	None	311,263	578,266	889,529	54,933		08/31/01	300
Vidor	TX	90,618	420,124	None	None	90,618	420,124	510,742	352,987		08/01/84	300
Waxahachie	TX	326,935	726,137	None	156	326,935	726,293	1,053,228	445,532		12/29/87	300
Cedar City	UT	130,000	296,544	10,839	1,714	130,000	309,097	439,097	297,247		08/04/83	180
Orem	UT	516,129	1,004,608	15,000	1,155	516,129	1,020,763	1,536,892	315,241		12/13/95	300
Sandy	UT	635,945	884,792	None	148	635,945	884,940	1,520,885	284,638		12/22/95	300
Colonial Heights	VA	350,000	425,146	None	None	350,000	425,146	775,146	17,714		12/26/02	300
Bennington	VT	118,823	673,551	None	None	118,823	673,551	792,374	55,005		12/19/01	300
Auburn	WA	301,595	669,851	None	4,199	301,595	674,050	975,645	411,846		12/16/87	300
Oak Harbor	WA	275,940	612,874	7,967	1,971	275,940	622,812	898,752	386,328		07/16/87	300
Spokane	WA	479,531	646,719	None	None	479,531	646,719	1,126,250	149,771		03/27/98	300
Tacoma	WA	198,857	921,947	None	1,860	198,857	923,807	1,122,664	781,101		05/29/84	300
Grafton	WI	149,778	332,664	None	None	149,778	332,664	482,442	206,201		10/29/87	300
Sturgeon Bay	WI	214,865	477,221	None	1,539	214,865	478,760	693,625	293,120		12/01/87	300
Oak Hill	WV	85,860	398,069	None	486	85,860	398,555	484,415	327,946		12/28/84	300
Laramie	WY	210,000	466,417	None	None	210,000	466,417	676,417	246,368		03/12/90	300
Riverton	WY	216,685	481,267	None	1,594	216,685	482,861	699,546	295,613		12/01/87	300
Sheridan	WY	117,160	543,184	None	None	117,160	543,184	660,344	418,951		12/31/85	300

F 33

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Shoe Stores
Little Rock	AR	1,079,232	2,594,956	None	None	1,079,232	2,594,956	3,674,188	566,566		07/21/98	300
Maplewood	MN	785,023	2,715,629	None	2,240	785,023	2,717,869	3,502,892	511,884		04/02/99	300
Houston	TX	1,096,376	2,300,690	None	None	1,096,376	2,300,690	3,397,066	578,923		09/05/97	300
Mesquite	TX	1,049,287	1,949,085	None	None	1,049,287	1,949,085	2,998,372	139,680		03/28/02	300
Midland	TX	544,075	1,322,431	None	None	544,075	1,322,431	1,866,506	310,659		02/02/98	300

Sporting Goods
Anchorage	AK	1,486,000	5,045,244	None	None	1,486,000	5,045,244	6,531,244	445,655		10/17/01	300
Fresno	CA	1,650,000	3,321,244	None	None	1,650,000	3,321,244	4,971,244	293,368		10/17/01	300
Daytona Beach	FL	608,790	2,557,483	None	None	608,790	2,557,483	3,166,273	289	09/10/03	04/18/03	300
Fort Meyers	FL	1,695,000	2,025,554	None	None	1,695,000	2,025,554	3,720,554	178,920		10/17/01	300
Gainesville	FL	1,296,000	2,234,554	None	None	1,296,000	2,234,554	3,530,554	197,382		10/17/01	300
Melbourne	FL	994,000	4,076,554	None	None	994,000	4,076,554	5,070,554	360,092		10/17/01	300
Sporting Goods
Orlando	FL	1,197,000	2,573,554	None	None	1,197,000	2,573,554	3,770,554	227,327		10/17/01	300
Geneva	IL	2,082,000	1,838,888	None	None	2,082,000	1,838,888	3,920,888	162,429		10/17/01	300

Bowie	MD	2,084,000	3,046,888	None	None	2,084,000	3,046,888	5,130,888	269,136		10/17/01	300
Mechanicsburg	PA	2,101,415	3,902,912	None	None	2,101,415	3,902,912	6,004,327	331,747		11/08/01	300
El Paso	TX	700,000	2,501,244	None	None	700,000	2,501,244	3,201,244	220,935		10/17/01	300
Fredericksburg	VA	1,941,000	2,979,888	None	None	1,941,000	2,979,888	4,920,888	263,218		10/17/01	300

Theaters
Fairbanks	AK	2,586,879	9,575	None	None	2,586,879	9,575	2,596,454	1,165		09/27/00	300
Huntsville	AL	2,810,868	14,308	None	None	2,810,868	14,308	2,825,176	1,741		09/27/00	300
Naples	FL	2,618,441	8,979,199	None	None	2,618,441	8,979,199	11,597,640	1,182,241		09/27/00	300
Chamblee	GA	4,329,404	14,942	None	None	4,329,404	14,942	4,344,346	1,629		09/27/00	300
Akron	OH	1,511,018	1,386	None	None	1,511,018	1,386	1,512,404	169		09/27/00	300
Columbus	OH	2,103,351	5,161,550	None	None	2,103,351	5,161,550	7,264,901	232,257		11/01/02	300
Hillsboro	OR	4,915,032	16,377	None	None	4,915,032	16,377	4,931,409	1,993		09/27/00	300
Portland	OR	2,793,001	9,942	None	None	2,793,001	9,942	2,802,943	1,210		09/27/00	300
Glen Allen	VA	1,314,065	9,748,457	None	None	1,314,065	9,748,457	11,062,522	1,283,511		09/27/00	300
Sterling	VA	4,546,305	33,325	None	None	4,546,305	33,325	4,579,630	3,493		09/27/00	300
Marysville	WA	1,988,142	0	None	None	1,988,142	—	1,988,142	—		07/27/00	300

Travel Plazas
Baltimore	MD	1,740,080	3,239,772	None	None	1,740,080	3,239,772	4,979,852	91,794		04/01/03	300

Video Rental
Birmingham	AL	392,795	865,115	None	None	392,795	865,115	1,257,910	217,661		09/30/97	300
Southington	CT	399,562	1,009,125	None	None	399,562	1,009,125	1,408,687	203,511		12/29/98	300

F 34

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Port St. Lucie	FL	612,695	701,759	None	4	612,695	701,763	1,314,458	139,360	12/09/98	09/08/98	300
Tampa	FL	401,874	933,768	None	None	401,874	933,768	1,335,642	225,659		12/23/97	300
Atlanta	GA	652,551	763,360	None	None	652,551	763,360	1,415,911	153,965		12/18/98	300
Brunswick	GA	290,369	788,880	None	None	290,369	788,880	1,079,249	190,640		12/31/97	300
Norcross	GA	431,284	724,037	None	None	431,284	724,037	1,155,321	179,738		10/01/97	300
Plainfield	IN	453,645	908,485	None	None	453,645	908,485	1,362,130	216,408		01/30/98	300
Topeka	KS	285,802	966,286	None	None	285,802	966,286	1,252,088	233,517		12/19/97	300
Wichita	KS	289,714	797,856	None	None	289,714	797,856	1,087,570	163,576		11/23/98	300
Winchester	KY	355,474	929,177	None	None	355,474	929,177	1,284,651	205,964		06/30/98	300
Warren	MI	356,348	903,351	None	None	356,348	903,351	1,259,699	215,192		01/09/98	300
Centerville	OH	601,408	758,192	None	None	601,408	758,192	1,359,600	168,063		06/30/98	300
Dayton	OH	401,723	698,872	None	None	401,723	698,872	1,100,595	154,915		06/29/98	300
Video Rental
Forest Park	OH	328,187	921,232	None	None	328,187	921,232	1,249,419	225,684		11/14/97	300
Franklin	OH	337,572	777,943	None	None	337,572	777,943	1,115,515	187,926		12/30/97	300
Springboro	OH	261,916	897,489	None	None	261,916	897,489	1,159,405	189,977		09/21/98	300
Tulsa	OK	318,441	1,004,663	None	None	318,441	1,004,663	1,323,104	252,782		09/26/97	300
Bartlett	TN	420,000	674,437	None	1,757	420,000	676,194	1,096,194	123,333	05/12/99	02/23/99	300
Clarksville	TN	499,885	840,869	None	None	499,885	840,869	1,340,754	175,189		10/02/98	300
Columbia	TN	466,469	716,723	None	None	466,469	716,723	1,183,192	180,319		09/26/97	300
Hendersonville	TN	333,677	938,592	None	None	333,677	938,592	1,272,269	226,825		12/10/97	300
Jackson	TN	381,076	857,261	None	None	381,076	857,261	1,238,337	215,698		09/26/97	300
Memphis	TN	381,265	900,580	None	None	381,265	900,580	1,281,845	208,573		03/31/98	300
Murfreesboro	TN	406,056	886,293	None	None	406,056	886,293	1,292,349	222,995		09/26/97	300
Murfreesboro	TN	385,437	782,396	None	None	385,437	782,396	1,167,833	149,931		03/11/99	300
Smyrna	TN	302,372	836,214	None	None	302,372	836,214	1,138,586	210,400		09/02/97	300
Austin	TX	407,910	885,113	None	None	407,910	885,113	1,293,023	213,900		12/01/97	300
Beaumont	TX	293,919	832,154	None	None	293,919	832,154	1,126,073	209,379		09/05/97	300
Hurst	TX	373,084	871,163	None	None	373,084	871,163	1,244,247	190,204		07/29/98	300
Lubbock	TX	266,805	857,492	None	None	266,805	857,492	1,124,297	218,594		08/29/97	300
Woodway	TX	372,487	835,198	None	None	372,487	835,198	1,207,685	201,840		12/16/97	300
Hampton	VA	373,499	836,071	None	None	373,499	836,071	1,209,570	202,048		12/19/97	300
Virginia Beach	VA	551,588	797,260	None	None	551,588	797,260	1,348,848	187,259		02/23/98	300

Other
Escondido	CA	None	None	13,900	None	None	13,900	13,900	2,386		08/01/92	N/A
San Diego	CA	3,745,000	8,885,351	89,182	33,244	3,745,000	9,007,777	12,752,777	6,716,491	03/08/86	03/25/86	300
San Diego	CA	2,485,160	8,697,822	82,810	47,298	2,485,160	8,827,930	11,313,090	5,688,461	01/23/89	09/19/86	300
San Diego	CA	5,797,411	15,473,497	165,325	65,529	5,797,411	15,704,351	21,501,762	9,575,095	01/20/89	08/05/87	300
Deerfield Beach	FL	475,000	871,738	None	20,982	475,000	892,720	1,367,720	175,950		01/29/99	300
Venice	FL	259,686	362,562	4,535	None	259,686	367,097	626,783	103,985		11/26/96	300
Humble	TX	106,000	545,518	18,061	11,138	106,000	574,717	680,717	485,469		03/25/86	300
Crest Net Lease		19,188,710	34,115,129	None	None	19,188,710	34,115,129	53,303,838	—			N/A

F 35

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
	Initial Cost to Company			to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)	Land	Buildings, Improvements and Acquisition Fees		Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Miscellaneous Investments		398,245		None	93,884	—	492,129	492,129	365,606			Various

	581,267,171	1,012,046,246	—	1,634,240	1,328,194	581,267,171	1,015,008,679	1,596,275,850	275,630,524

F 36

Note 1.

One thousand three hundred ninety-nine of the properties are single unit retail outlets.  One property located in Sheboygan, WI, one property located in Humble, TX and three other properties located in San Diego, CA are multi-tenant commercial properties.  No encumbrances were outstanding for the periods presented.

Note 2.	The aggregate cost for federal income tax purposes is $ 1,471,155,961.

Note 3.	The following is a reconciliation of total real estate carrying value for the years ended December 31:

		2003	2002	2001

	Balance at Beginning of Period	1,293,466,526	1,202,756,116	1,111,481,809
	Additions During Period:
	Acquisitions	371,642,275	139,432,916	156,471,835
	Equipment	15,000	—	—
	Improvements, Etc.	248,931	641,553	547,000
	Other (Leasing Costs)	392,080	376,818	401,000

	Total Additions	372,298,286	140,451,287	157,419,835

	Deductions During Period:
	Cost of Real Estate Sold	68,840,976	48,258,896	64,305,657
	Cost of Equipment Sold	16,000	57,500	18,000
	Other (Fully Amortized Commissions)	61,986	104,481	371,871
	Other (Provision for Impairment Losses)	570,000	1,320,000	1,450,000

	Total Deductions	69,488,962	49,740,877	66,145,528

	Balance at Close of Period	1,596,275,850	1,293,466,526	1,202,756,116

Note 4.	The following is a reconciliation of accumulated depreciation for the years ended:

	Balance at Beginning of Period	255,289,362	235,086,623	217,204,145
	Additions During Period - Provision for Depreciation	33,675,519	30,977,786	27,974,195
	Deductions During Period:
	Accumulated Depreciation of Real Estate and Equipment Sold	13,272,371	10,670,566	9,719,846
	Other (Fully Amortized Commissions)	61,986	104,481	371,871

	Balance at Close of Period	275,630,524	255,289,362	235,086,623

Note 5.	In 2003, a provision for impairment loss was recorded on two properties which became held for sale. In 2002, a provision for impairment loss was recorded on five properties which became held for sale.
	In 2001, a provision for impairment loss was recorded on six properties.

See accompanying independent auditors’ report

F 37