Form 10-Q
period 2004-03-31
REALTY INCOME CORP
filed 2004-05-10
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004, or

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

(760) 741-2111

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒     NO ☐

There were 39,613,507 shares of common stock outstanding as of May 10, 2004.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒   No  ☐

REALTY INCOME CORPORATION

Form 10-Q

March 31, 2004

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
Property portfolio information
Impact of inflation
Other information

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Item 4:	Controls and Procedures

PART II.	OTHER INFORMATION

Item 6:	Exhibits and Reports on Form 8-K

SIGNATURE

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

(dollars in thousands, except per share data)

	2004	2003
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$598,901	$557,288
Buildings and improvements	1,033,627	975,894
	1,632,528	1,533,182
Less accumulated depreciation and amortization	(279,814)	(272,647)
Net real estate held for investment	1,352,714	1,260,535
Real estate held for sale, net	41,727	60,110
Net real estate	1,394,441	1,320,645
Cash and cash equivalents	5,550	4,837
Accounts receivable	3,216	3,950
Goodwill, net	17,206	17,206
Other assets	12,921	13,619
Total assets	$1,433,334	$1,360,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$7,972	$7,582
Accounts payable and accrued expenses	10,521	11,479
Other liabilities	6,183	7,030
Line of credit payable	33,200	26,400
Notes payable	480,000	480,000
Total liabilities	537,876	532,491

Commitments and contingencies
Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000 shares authorized, 4,125,700 shares issued and outstanding	99,368	99,368
Common stock and paid in capital, par value $1.00 per share, 100,000,000 shares authorized, 39,611,507 and 37,909,086 shares issued and outstanding in 2004 and 2003, respectively	1,037,491	969,030
Distributions in excess of net income	(241,401)	(240,632)
Total stockholders’ equity	895,458	827,766
Total liabilities and stockholders’ equity	$1,433,334	$1,360,257

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31, 2004 and 2003

(dollars in thousands, except per share data)

(unaudited)

	2004	2003
REVENUE
Rental	$41,933	$34,618
Other	463	82
	42,396	34,700

EXPENSES
Interest	8,481	5,887
Depreciation and amortization	9,789	7,875
General and administrative	3,162	2,575
Property	771	608
Income taxes	153	135
	22,356	17,080
Income from continuing operations	20,040	17,620

Income from discontinued operations:
Real estate acquired for resale	3,282	85
Real estate held for investment	1,529	329
	4,811	414

Net income	24,851	18,034
Preferred stock dividends	(2,428)	(2,428)
Net income available to common stockholders	$22,423	$15,606

Basic and diluted amounts per common share:
Income from continuing operations	$0.46	$0.43
Net income	$0.59	$0.45

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2004 and 2003

(dollars in thousands)

(unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,851	$18,034
Adjustments to net income:
Depreciation and amortization	9,789	7,875
Income from discontinued operations:
Real estate acquired for resale	(3,282)	(85)
Real estate held for investment	(1,529)	(329)
Cash from discontinued operations:
Real estate acquired for resale	(827)	(191)
Real estate held for investment	106	881
Investment in real estate acquired for resale	(10,366)	(1,226)
Proceeds from sales of real estate acquired for resale	31,048	2,747
Amortization of deferred stock compensation	348	218
Amortization of stock option costs	4	3
Change in assets and liabilities:
Accounts receivable and other assets	1,397	1,686
Accounts payable, accrued expenses and other liabilities	768	1,378
Net cash provided by operating activities	52,307	30,991

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties	5,965	2,441
Acquisition of and additions to investment properties	(107,211)	(30,566)
Net cash used in investing activities	(101,246)	(28,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	121,500	49,100
Payments under lines of credit	(114,700)	(134,000)
Proceeds from stock offerings, net of offering costs of $3,725 in 2004	67,875	(41)
Proceeds from notes issued, net of costs of $1,299 in 2003	(27)	98,701
Distributions to common stockholders	(22,802)	(20,450)
Distributions to preferred stockholders	(2,428)	(2,428)
Proceeds from other common stock issuances	234	937
Net cash provided by (used in) financing activities	49,652	(8,181)

Net increase (decrease) in cash and cash equivalents	713	(5,315)
Cash and cash equivalents, beginning of period	4,837	8,921
Cash and cash equivalents, end of period	$5,550	$3,606

For supplemental disclosures, see note 10.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1.                   Management Statement

The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we” or “our”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Certain of the 2003 balances have been reclassified to conform to the 2004 presentation.  Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 2003, which are included in our 2003 Annual Report on Form 10-K, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

At March 31, 2004, we owned 1,510 properties in 48 states containing over 11.6 million leasable square feet, plus an additional 31 properties owned by our wholly-owned subsidiary, Crest Net Lease, Inc. (“Crest Net”). Crest Net was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges, under Section 1031 of the Internal Revenue Code of 1986, as amended.

2.                   Summary of Significant Accounting Policies and Procedures

The accompanying consolidated financial statements include the accounts of Realty Income, Crest Net and other entities for which we make operational and financial decisions (control), after elimination of all material intercompany balances and transactions.  All of Realty Income and Crest Net’s subsidiaries are wholly-owned.

Our credit facility and note obligations are unsecured.  Accordingly, we have not pledged any assets as collateral for these or any other obligations.

3.                   Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators. Generally, we do not acquire properties with in-place operating leases, nor other forms of intangible assets.

A.  During the first three months of 2004, Realty Income and Crest Net in the aggregate invested $114.6 million in 128 new retail properties and properties under development.  These 128 properties are located in 13 states, will contain approximately 381,700 leasable square feet and are 100% leased, with an average initial lease term of 16.5 years.

In comparison, during the first three months of 2003, Realty Income and Crest Net in the aggregate invested $34.4 million in 43 new retail properties and properties under development.  These 43 properties are located in 10 states, with approximately 108,400 leasable square feet and are 100% leased, with an average initial lease term of 20.3 years.

B.  During the first three months of 2004, Realty Income invested $104.5 million in 115 new retail properties and properties under development with an initial weighted average contractual lease rate of 9.5%.  These 115 properties are located in 12 states, will contain approximately 341,600 leasable square feet and are 100% leased, with an average initial lease term of 16.6 years.  The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.

In comparison, during the first three months of 2003, Realty Income invested $33.1 million in 42 new retail properties and properties under development with an initial weighted average contractual lease rate of 10.9%.

These 42 properties are located in nine states, contain approximately 104,600 leasable square feet and are 100% leased, with an average initial lease term of 20.3 years.

C.  During the first three months of 2004, Crest Net Lease invested $10.1 million in 13 new retail properties and properties under development.

In comparison, during the first three months of 2003, Crest Net invested $1.3 million in one new retail property and properties under development.

D.  The properties owned by Crest Net at March 31, 2004 and December 31, 2003 totaled $36.4 million and $53.3 million, respectively, and these amounts are included on our consolidated balance sheets in real estate held for sale, net.

4.                   Common Stock Offerings

In March 2004, we issued 1.6 million shares of common stock. The net proceeds of $67.9 million were used to repay a portion of our acquisition credit facility, which was utilized for recent new property acquisitions.

5.                   Gain on Sales of Real Estate Acquired for Resale by Crest Net (included in discontinued operations)

During the first quarter of 2004, Crest Net sold 19 properties for $31.0 million, which resulted in a gain of $4.1 million before income taxes.

In comparison, during the first quarter of 2003, Crest Net sold two properties for $2.7 million, which resulted in a gain of $276,000 before income taxes.

6.                   Gain on Sales of Investment Properties by Realty Income (included in discontinued operations)

During the first quarter of 2004, we sold nine investment properties for $6.0 million, which resulted in a gain of $1.5 million.

In comparison, during the first quarter of 2003, we sold four investment properties and three excess land parcels (from three properties) for $4.2 million, which resulted in a gain of $166,000.

7.                   Discontinued Operations

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), Realty Income’s operations from six investment properties classified as held for sale at March 31, 2004, plus properties sold in 2003 and 2004 were reported as discontinued operations.  Their respective results of operations were reclassified to income from discontinued operations, real estate held for investment.  We classify properties as held for sale in accordance with SFAS 144.  We do not depreciate properties that are classified as held for sale.

Crest Net acquires properties with the intention of reselling them rather than holding them for investment and operating the properties.  Consequently, we classify properties acquired by Crest Net as held for sale at the date of acquisition and do not depreciate them.  In accordance with SFAS 144, the operations of Crest Net’s properties are classified as income from discontinued operations, real estate acquired for resale.

We have no debt that was assumed by buyers of our investment properties or repaid as a result of our investment property sales and we have elected not to allocate interest expense to discontinued operations related to real estate held for investment.

In accordance with Emerging Issues Task Force 87-24, we allocate interest expense related to borrowings specifically attributable to Crest Net properties.  The interest expense amounts allocated to the Crest Net properties are included in income from discontinued operations, real estate acquired for resale.

The following is a summary of Crest Net’s discontinued operations from real estate acquired for resale for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	2004	2003
Gain on sales of real estate acquired for resale	$4,109	$276
Rental revenue	1,001	87
Other revenue	—	8
Interest expense	(229)	(77)
General and administrative expense	(124)	(172)
Property expenses	(8)	(6)
Income taxes	(1,467)	(31)
Income from discontinued operations, real estate acquired for resale	$3,282	$85

The following is a summary of Realty Income’s discontinued operations from real estate held for investment for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	2004	2003
Gain on sales of investment properties	$1,450	$166
Rental and other revenue	163	964
Depreciation and amortization	(27)	(218)
Property expenses	(57)	(83)
Provision for impairment	—	(500)
Income from discontinued operations, real estate held for investment	$1,529	$329

The following is a summary of our total discontinued operations for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	2004	2003
Income from discontinued operations:

Real estate acquired for resale	$3,282	$85
Real estate held for investment	1,529	329
Income from discontinued operations	$4,811	$414
Per common share, basic and diluted	$0.13	$0.01

8.                   Distributions Paid and Payable

A.  We pay monthly distributions to our common stockholders.  The following is a summary of the monthly cash distributions per common share paid during the first three months of 2004 and 2003.

Month	2004	2003
January	$0.200	$0.195
February	0.200	0.195
March	0.200	0.195
Total	$0.600	$0.585

At March 31, 2004, a distribution of $0.20125 per common share was payable and was paid on April 15, 2004.

B.  In May 1999, we issued 2,760,000 shares of 9-3/8% Class B cumulative redeemable preferred stock (the “Class B Preferred”), of which 2,745,700 shares were outstanding during the first three months of 2004 and 2003.  Beginning May 25, 2004, the Class B Preferred shares are redeemable at our option for $25.00 per share.

Dividends on the Class B Preferred are paid quarterly in arrears.  During each of the first quarters of 2004 and 2003 we paid a quarterly dividend to holders of our Class B Preferred of $0.5859 per share, totaling $1.6 million.  See note 14, subsequent events, regarding the redemption of the Class B Preferred.

C.  In July 1999, we issued 1,380,000 shares of 9-1/2% Class C cumulative redeemable preferred stock (the “Class C Preferred”), all of which were outstanding during the first three months of 2004 and 2003.  Beginning July 30, 2004, the Class C Preferred shares are redeemable at our option for $25.00 per share.  Dividends on the Class C Preferred are paid monthly in arrears.  During each of the first three months of 2004 and 2003 we paid monthly dividends to holders of our Class C Preferred of $0.1979 per share, totaling $819,000.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

For the three months ended March 31,	2004	2003
Weighted average shares used for the basic net income per share computation	38,114,172	34,964,864
Incremental shares from the assumed exercise of stock options	46,467	41,121
Adjusted weighted average shares used for diluted net income per share computation	38,160,639	35,005,985

No stock options were anti-dilutive for the three months ended March 31, 2004 and 2003.

10.            Supplemental Disclosures of Cash Flow Information

Interest paid during the first three months of 2004 and 2003 was $5.7 million and $3.6 million, respectively.

Interest capitalized to properties under development was $141,000 in the first three months of 2004 and $125,000 in the first three months of 2003.

Income taxes paid by Realty Income and Crest Net in the first three months of 2004 and 2003 totaled $2.2 million and $230,000, respectively.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements (dollars in thousands):

A.                     Restricted stock grants resulted in the following:

	2004	2003
Common stock and paid in capital	$3,736	$2,883
Common stock and paid in capital, deferred stock compensation	$(3,736)	$(2,883)

B.                       In 2003, we exchanged excess land parcels from three different properties leased by one of our tenants for land (with improvements) owned by that same tenant.  The land exchanged and received was valued at $1.7 million and no gain or loss was recognized.

C.                       In 2003, accrued costs on properties under development resulted in buildings and other liabilities being increased by $862.

D.                      In 2003, we recorded a receivable from one of our former tenants which resulted in the following:

Accounts receivable	$468
Rental revenue	$266
Income from discontinued operations	$202

11.            Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our properties into 29 industry and activity segments (including properties owned by Crest Net that are grouped together).  All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the industry and activities of the respective properties as of March 31, 2004 (dollars in thousands):

Revenue for the quarter ended March 31,	2004	2003

Segment rental revenue:
Automotive parts	$1,669	$1,658
Automotive services	3,223	2,877
Automotive tire services	3,370	923
Child care	6,511	6,264
Convenience stores	7,153	3,803
Health and fitness	1,650	1,401
Home furnishings	1,777	1,846
Restaurants	4,211	4,253
Sporting goods	1,483	1,403
Theaters	1,507	1,499
Video rental	1,253	1,179
Crest Net Lease (1)	—	—
17 non-reportable segments	8,126	7,512
Other revenue	463	82
Total revenue	$42,396	$34,700

(1) Crest Net’s revenues appear in income from discontinued operations, real estate acquired for resale, in accordance with SFAS 144.

	Assets
As of:	3/31/04	12/31/03
Segment real estate, net of depreciation and amortization:
Automotive parts	$42,237	$42,698
Automotive services	94,879	95,339
Automotive tire services	135,608	136,536
Child care	116,964	121,267
Convenience stores	331,421	234,507
Health and fitness	56,936	56,415
Home furnishings	58,880	59,349
Restaurants	117,130	117,222
Sporting goods	50,618	50,930
Theaters	52,556	52,796
Video rental	35,138	35,425
Crest Net Lease	36,443	53,303
17 non-reportable segments	265,631	264,858
Total net real estate	1,394,441	1,320,645
Non-real estate assets	38,893	39,612
Total assets	$1,433,334	$1,360,257

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

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value method had been applied to all outstanding and unvested awards (dollars in thousands, except per share amounts):

For the three months ended March 31,	2004	2003
Net income available to common stockholders, as reported	$22,423	$15,606
Add: Stock option-based compensation expense included in reported net income	4	3
Deduct: Total stock option-based compensation expense determined under fair value method for all awards, net of related tax effects	(4)	(7)
Pro forma net income available to common stockholders	$22,423	$15,602
Earnings per common share:
As reported, basic and diluted	$0.59	$0.45
Pro forma, basic and diluted	$0.59	$0.45

13.            Commitments and Contingencies

In the ordinary course of our business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated statements taken as a whole.

We have committed to pay estimated unfunded development costs of $7.1 million on properties under development at March 31, 2004.

14.            Subsequent Event

A.  Class B Preferred Stock Redemption

On May 5, 2004, we announced that we will redeem all of the 2,745,700 outstanding shares of our Class B preferred stock on June 7, 2004 for $69.8 million.  Each share will be redeemed at a liquidation value of $25.00, plus any accrued and unpaid dividends at the time of the redemption.  In addition, we will incur a non-cash reduction to net income available to common stockholders of approximately $2.4 million.  This amount represents the Class B preferred stock original issuance costs that were paid in 1999.

B.  Class D Preferred Stock Issuance

On May 6, 2004, we announced that we would be issuing 4.0 million shares of Class D preferred stock (liquidation value of $25 per share) on May 27, 2004.  We intend to use the estimated net proceeds from this issuance of $96.4 million to redeem the outstanding Class B preferred stock, repay borrowings outstanding under our $250 million acquisition credit facility and for other general corporate purposes.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including documents incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this quarterly report, the words “estimated”, “anticipated” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

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

•                                Changes in the tax laws of the United States of America; and

•                                Acts of terrorism and war.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date that this quarterly report was filed with the Securities and Exchange Commission, or SEC.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this quarterly report or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, the forward-looking events discussed in this quarterly report might not occur.

THE COMPANY

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, commonly referred to as a REIT. Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO, per share. Over the past 35 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term (primarily 15- to 20-year) lease agreements. The monthly distributions are supported by the cash flow from our portfolio of retail properties leased to regional and national retail chains.

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

At March 31, 2004, we owned a diversified portfolio:

•                  Of 1,510 retail properties;

•                  With an occupancy rate of 98.5%, or 1,487 properties occupied of the 1,510 properties in the portfolio;

•                  Leased to 88 different retail chains doing business in 28 separate retail industries;

•                  Located in 48 states;

•                  With over 11.6 million square feet of leasable space; and

•                  With an average leasable retail space of 7,700 square feet.

Of the 1,510 properties in the portfolio, 1,505, or 99.7%, are single-tenant, retail properties and the remaining five are multi-tenant properties. At March 31, 2004, 1,483, or 98.5%, of the 1,505 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.9 years.

In addition to our real estate portfolio, at March 31, 2004, our wholly-owned subsidiary Crest Net Lease, Inc. owned 31 properties totaling $36.4 million. These properties are held for sale.  Crest Net was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges, under Section 1031 of the Internal Revenue Code of 1986, as amended.

We typically acquire retail store properties under long-term leases with retail chain store operators. These transactions provide capital to the operators for continued expansion and for other corporate purposes. Our acquisition and investment activities are concentrated in well-defined target markets and generally focus on middle-market retailers providing goods and services that satisfy basic consumer needs.

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

We generally provide sale-leaseback financing to less than investment grade retail chains. From 1970 through December 31, 2003, we acquired and leased back to regional and national retail chains 1,508 properties (including 151 properties that have been sold) and have collected approximately 98% of the original contractual rent obligations on those properties. We believe that within this market we can achieve an attractive risk-adjusted return on the financing we provide to retailers.

RECENT DEVELOPMENTS

The Acquisition of 112 Circle K Properties

In March 2004, we acquired a portfolio of 112 Circle K convenience store properties for $100.5 million. Of the 112 properties acquired, 101 properties were purchased for an aggregate of $92.3 million by Realty Income and 11 properties were purchased for an aggregate of $8.2 million by Crest Net.  The properties were purchased from Alimentation Couche-Tard Inc. under 15 to 17 year net-lease agreements.  The properties are leased to Circle K Stores Inc. and the leases are guaranteed by Alimentation Couche-Tard Inc.  The convenience stores are, on average, approximately 2,800 leasable square feet and are situated on an average lot size of 1.0 acre and have an average operating history of 16 years.

Common Stock Issuance

In March 2004, we issued 1.6 million shares of common stock.  The net proceeds of approximately $67.9 million from this offering were used to repay a portion of the amount outstanding on our $250 million unsecured acquisition credit facility, including amounts which were borrowed to fund the acquisition discussed above.

Acquisitions during the first quarter of 2004

Realty Income and Crest Net Aggregate Acquisitions

Realty Income and Crest Net invested an aggregate of $114.6 million in 128 new properties and properties under development. These 128 properties are located in 13 states and are 100% leased with an initial average lease term of 16.5 years.

Realty Income Acquisitions

Realty Income invested $104.5 million in 115 new properties and properties under development with an initial weighted average contractual lease rate of 9.5%. These 115 properties are located in 12 states and are 100%

leased with an initial average lease term of 16.6 years and will contain approximately 341,600 leasable square feet.  The 115 new properties acquired by Realty Income are net-leased to four different retail chains in the convenience store and restaurant industries.

The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentages listed above.

Of the $104.5 million that Realty Income invested in real estate, $3.6 million was invested in properties under development that were acquired before 2004. Estimated unfunded development costs on Realty Income and Crest Net properties under development at March 31, 2004 totaled $7.1 million. At March 31, 2004, two of the new properties acquired during 2004 were leased and under development, pursuant to contracts under which the tenants agreed to develop the properties (with development costs funded by Realty Income or Crest Net) with rent scheduled to begin at various times during 2004.

Crest Net Acquisitions

Crest Net invested $10.1 million in 13 new retail properties and properties under development.

Investments in Existing Properties

In the first quarter of 2004, we capitalized costs of $363,000 on existing properties in our portfolio, consisting of $154,000 for re-leasing costs and $209,000 for building improvements.

Net Income Available to Common Stockholders

Net income available to common stockholders was $22.4 million in the first quarter of 2004 versus $15.6 million in the same quarter of 2003, an increase of $6.8 million. On a diluted per common share basis, net income was $0.59 per share in the first quarter of 2004 as compared to $0.45 per share in the same quarter of 2003.

The calculation to determine net income available to common stockholders includes gains and losses from the sale of properties. The amount of gains and losses varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Funds from Operations (FFO)

In the first quarter of 2004, our FFO increased by $7.3 million, or 31.1%, to $30.8 million versus $23.5 million in the first quarter of 2003.  On a diluted per common share basis, FFO was $0.81 in the first quarter of 2004 compared to $0.67 for the first quarter of 2003, an increase of $0.14 or 20.9%.

See our discussion of FFO later in this section, which includes a reconciliation of net income available to common stockholders to FFO.

Class B Preferred Stock Redemption

On May 5, 2004, we announced that we will redeem all of the 2,745,700 outstanding shares of our Class B preferred stock on June 7, 2004 for $69.8 million.  Each share will be redeemed at a liquidation value of $25.00, plus any accrued and unpaid dividends at the time of the redemption.  .  In addition, we will incur a non-cash reduction to net income available to common stockholders of approximately $2.4 million, or $0.096 per common share.  This amount represents the Class B preferred stock original issuance costs that were paid in 1999.

Class D Preferred Stock Issuance

On May 6, 2004, we announced that we would be issuing 4.0 million shares of Class D preferred stock (liquidation value $25 per share) on May 27, 2004.  We intend to use the estimated net proceeds from this issuance of $96.4 million to redeem the outstanding Class B preferred stock, repay borrowings outstanding under our $250 million acquisition credit facility and for other general corporate purposes.

Crest Net Property Sales

During the first quarter of 2004, Crest Net sold 19 properties from its inventory for $31.0 million, which resulted in a gain of $4.1 million.  This gain is included in income from discontinued operations, real estate acquired for resale.

Crest Net’s Property Inventory

Crest Net’s property inventory at March 31, 2004 and December 31, 2003 totaled $36.4 million and $53.3 million, respectively, and is included on our consolidated balance sheets in real estate held for sale, net.

The financial statements of Crest Net are consolidated into Realty Income’s financial statements. All material intercompany transactions have been eliminated in consolidation.

Sales of Investment Properties by Realty Income

During the first quarter of 2004, we sold nine properties for an aggregate of $6.0 million, which resulted in a gain of $1.4 million. The nine properties sold consisted of seven child care facilities and two restaurants.  This gain is included in income from discontinued operations, real estate held for investment. The net proceeds from the sale of these properties were or will be used to repay outstanding indebtedness on our credit facility and to invest in new properties.

Increases in Monthly Distributions to Common Stockholders

We continue our 35-year policy of paying distributions monthly. Monthly distributions per share were increased by $0.00125 in April 2004 to $0.20125. The increase in April 2004 was our 26th consecutive quarterly increase and the 28th increase in the amount of our dividend since our listing on the NYSE in 1994. In the first three months of 2004, we paid three monthly cash distributions per share in the amount of $0.20, totaling $0.60 per share. In March 2004 and April 2004, we declared distributions of $0.20125 per share, which were paid on April 15, 2004 and will be paid on May 17, 2004, respectively.

The monthly distribution of $0.20125 per share represents a current annualized distribution of $2.415 per share, and an annualized distribution yield of approximately 6.2% based on the last reported sale price of our common stock on the NYSE of $38.78 on April 28, 2004. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be in any future period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves

Realty Income is organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At March 31, 2004, we had cash and cash equivalents totaling $5.6 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facility.

$250 Million Bank Credit Facility

We have a $250 million revolving, unsecured credit facility that expires in October 2005. Realty Income’s current investment grade credit ratings provide for financing under the $250 million credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 90 basis points with a facility fee of 20 basis points, for all-in drawn pricing of 110 basis points over LIBOR. At April 28, 2004, we had a borrowing capacity of $220.5 million available on our credit facility and an outstanding balance of $29.5 million at an effective interest rate of 2.0%.

The credit facility is expected to be used to acquire additional retail properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk.

We have no mortgage debt on any of our properties.

Universal Shelf Registration of $800 Million

In February 2004, we filed a universal shelf registration statement with the SEC registering the issuance, from time to time, of up to $800 million in aggregate value of common stock, preferred stock and debt securities.  At May 6, 2004, $628.4 million remained available for issuance under our universal shelf registration statement, after taking into effect our $100 million Class D preferred stock issuance.

Issuances of Common Stock in 2004

On March 26, 2004, we issued 1.6 million shares of common stock. The net proceeds of $67.9 million were used to repay borrowings under our $250 million acquisition credit facility to fund our March 2004 acquisition of 112 convenience store properties.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At April 28, 2004, our total outstanding credit facility borrowings and outstanding notes were $509.5 million or approximately 23.7% of our total market capitalization of $2.15 billion. We define our total market capitalization at April 28, 2004 as the sum of:

•                  Shares of our common stock outstanding of 39,613,507 multiplied by the last reported sales price of our common stock on the NYSE of $38.78 per share, or $1.54 billion;

•                  Liquidation value of the Class B preferred stock of $68.6 million;

•                  Liquidation value of the Class C preferred stock of $34.5 million;

•                  Outstanding borrowings of $29.5 million on our credit facility; and

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

Credit Agency Ratings

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

We also have received credit ratings from the same rating agencies on our preferred stock. Fitch Ratings has assigned a rating of  BBB-, Moody’s Investors Service, Inc. has assigned a rating of Baa3 and Standard & Poor’s Rating Group has assigned a rating of BBB- to our preferred stock.  All of these ratings have been assigned a “stable” outlook.

The credit ratings assigned to us could change based upon, among other things, our results of operations and financial condition.

Notes Outstanding

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

All of these notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. We have been in compliance with these covenants since each of the notes were issued. As of April 28, 2004, our credit facility balance was $29.5 million and our notes outstanding totaled $480.0 million.

The following table summaries the maturity of each of our obligations as of March 31, 2004, dollars in millions.

Table of Obligations

Year of Maturity	Credit Facility	Notes	Other (1)	Totals
2004	$—	$—	$7.1	$7.1
2005	33.2	—	—	33.2
2007	—	110.0	—	110.0
2008	—	100.0	—	100.0
2009	—	20.0	—	20.0
2013	—	100.0	—	100.0
2015	—	150.0	—	150.0
Totals	$33.2	$480.0	$7.1	$520.3

(1) Other consists of estimated unfunded costs on properties under development.

Our credit facility and note obligations are unsecured.  Accordingly, we have not pledged any assets as collateral for these obligations.

Preferred Stock Outstanding

In May 1999, we issued 2,760,000 shares of 9-3/8% Class B cumulative redeemable preferred stock (the “Class B Preferred”), of which 2,745,700 shares are outstanding.  Beginning May 25, 2004, the Class B Preferred shares are redeemable at our option for $25.00 per share, plus any accrued and unpaid dividends.  Dividends on the Class B Preferred are paid quarterly in arrears.  See Recent Developments - Class B Preferred Stock Redemption.

In July 1999, we issued 1,380,000 shares of 9-1/2% Class C cumulative redeemable preferred stock (the “Class C Preferred”), all of which were outstanding during 2003 and 2002. Beginning July 30, 2004, the Class C Preferred shares are redeemable at our option for $25.00 per share, plus any accrued and unpaid dividends. Dividends on the Class C Preferred are paid monthly in arrears.  We are considering, but have made no final decision regarding, the redemption of the Class C Preferred.  Should we elect to redeem all of the Class C Preferred, we would incur a non-cash reduction to net income available to common stockholders of approximately $1.4 million.  This amount represents the Class C preferred stock original issuance costs that were paid in 1999.

Class D Preferred Stock Issuance

On May 6, 2004, we announced that we would be issuing 4.0 million shares of Class D preferred stock (liquidation value $25 per share) on May 27, 2004.  We intend to use the estimated net proceeds from this issuance of $96.4 million to redeem the outstanding Class B preferred stock, repay borrowings outstanding under our $250 million acquisition credit facility and for other general corporate purposes.

No Off-Balance Sheet Arrangements or Unconsolidated Investment

Realty Income and its subsidiaries have no unconsolidated or off-balance sheet investments in “variable interest entities” or off-balance sheet financing, nor do we engage in trading activities involving energy or commodity contracts or other derivative instruments.

Distributions

Our distributions to common stockholders were 74.1% of our funds from operations available to common stockholders for the first three months of 2004.

We pay monthly cash distributions to our common stockholders.  During the first three months of 2004 we paid aggregate distributions to our common stockholders of $22.8 million.

We paid quarterly cash distributions to our Class B preferred stockholders.  During the first three months of 2004 we paid aggregate distributions to our Class B preferred stockholders of $1.6 million.

We pay monthly cash distributions to our Class C preferred stockholders.  During the first three months of 2004 we paid aggregate distributions to our Class C preferred stockholders of $819,000.

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

RESULTS OF OPERATIONS

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our consolidated financial statements are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported values and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions.

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting polices. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation of buildings and improvements is computed using the straight–line method over an estimated useful life of 25 years. If we use a shorter or longer estimated useful life it could have a material impact on our results of operations. We believe that 25 years is an appropriate estimate of useful life. No depreciation has been recorded on Crest Net’s properties because they are held for sale.

Another significant judgment that must be made is the impairment losses taken on our properties when events or change in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less costs to sell. The carrying value of our real estate is the largest component of our consolidated balance sheet. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations.

The following is a comparison of our results of operations for the three months ended March 31, 2004 to the three months ended March 31, 2003.

Rental revenue

Rental revenue was $41.9 million for the first quarter of 2004 versus $34.6 million for the first quarter of 2003, an increase of $7.3 million, or 21.1%.  The increase in rental revenue in 2004 is attributable to:

•                  The 115 retail properties acquired in the first three months of 2004, which generated $451,000;

•                  The 242 retail properties acquired in 2003, which generated $6.4 million in the first quarter of 2004 compared to $159,000 in the first quarter of 2003, an increase of $6.2 million;

•                  Same store rents generated on 1,101 leased properties owned in all of both the first quarters of 2004 and 2003 increased by $620,000, or 1.9%, to $33.92 million from $33.30 million;

•                  An increase in straight-line rent of $81,000 in the first quarter of 2004 as compared to the first quarter of 2003; and.

•                  The increases in rental revenue were offset by a decrease of $92,000 relating to development properties acquired before 2003 that started paying rent in 2003, properties that were vacant during part of 2003 or 2004 and lease termination settlements generated $891,000 in the first quarter of 2004 compared to $983,000 in the same quarter of 2003.

As noted above, we acquired 115 retail properties in the first three months of 2004 and, as a result, our first quarter 2004 operating results included less than a full quarter of rental revenue from these properties.  Accordingly, we anticipate that the contribution to rental revenue from these 115 properties will increase in the second quarter of 2004 because that quarter will include a full three months of rent from these properties.

Of the 1,510 properties in the portfolio at March 31, 2004, 1,505, or 99.7%, are single-tenant properties and the remaining properties are multi-tenant properties. Of the 1,505 single-tenant properties, 1,483, or 98.5%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 11.9 years at March 31, 2004. Of our 1,483 leased single-tenant properties, 1,395, or 94.1%, were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index with adjustment ceilings;

•                  Overage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $320,000 in the first quarter of 2004 compared to $36,000 in the first quarter of 2003, an increase of $284,000.  Percentage rent in the first quarter of 2004 was less than 1% of rental revenue and we anticipate percentage rent to continue to be less than 1% of rental revenue in 2004.

Our portfolio of retail real estate, leased primarily under net leases to regional and national chains, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At March 31, 2004, our portfolio of 1,510 retail properties was 98.5% leased with 23 properties available for lease, one of which is a multi-tenant property. Transactions to lease or sell 11 of the 23 properties available for lease or sale at March 31, 2004 were underway or completed as of April 30, 2004. We anticipate these transactions to be completed during the next six months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Interest Expense

Interest expense was $2.6 million higher in the first quarter of 2004 than in the first quarter of 2003 due to higher average outstanding balances. The following is a summary of the five components of our interest expense (dollars in thousands):

For the three months ended March 31,	2004	2003	Net Change
Interest on our credit facility and notes	$8,128	$5,435	$2,693
Interest expense included in discontinued operations	(229)	(77)	(152)
Amortization of settlements on treasury lock agreements	189	189	—
Credit facility commitment fees	126	127	(1)
Amortization of credit facility origination costs and deferred bond financing costs	408	338	70
Interest capitalized	(141)	(125)	(16)

Interest expense	$8,481	$5,887	$2,594

Credit facilities and notes outstanding For the three months ended March 31,	2004	2003	Net Change
Average outstanding balances (in thousands)	$505,719	$338,048	$167,671
Average interest rates	6.46%	6.52%	(0.06)%

At April 28, 2004, the weighted average interest rate on our:

•                  Credit facility borrowings of $29.5 million was 2.0%;

•                  Notes payable of $480 million was 6.7%; and

•                  Combined outstanding credit facility and notes of $509.5 million was 6.4%.

Interest Coverage Ratio

Our interest coverage ratio was 5.0 times during the first quarter of 2004 and 5.5 times for the same quarter of 2003.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities to our interest coverage amount (dollars in thousands):

Three months ended March 31,	2004	2003
Net cash provided by operating activities	$52,307	$30,991
Interest expense	8,481	5,887
Interest expense included in discontinued operations	229	77
Income taxes	153	135
Income taxes included in discontinued operations	1,467	31
Investment in real estate acquired for resale	10,366	1,226
Proceeds from sales of real estate acquired for resale	(31,048)	(2,747)
Gain on sales of real estate acquired for resale	4,109	276
Amortization of deferred stock compensation	(348)	(218)
Amortization of stock option costs	(4)	(3)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,397)	(1,686)
Accounts payable, accrued expenses and other liabilities	(768)	(1,378)
Interest coverage amount	$43,547	$32,591
Divided by interest expense	$8,710	$5,964
Interest coverage ratio	5.0	5.5

Fixed Charge Coverage Ratio

Our fixed charge coverage ratio was 3.9 times for both the first quarter of 2004 and 2003.  Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

Three months ended March 31,	2004	2003
Interest coverage amount	$43,547	$32,591
Divided by interest expense plus preferred stock dividends	$11,138	$8,392
Fixed charge coverage ratio	3.9	3.9

Depreciation and Amortization

Depreciation and amortization was $9.8 million in the first quarter of 2004 versus $7.9 million in the first quarter of 2003.  The increase in depreciation and amortization was due to the acquisition of properties in 2003 and 2004, which was partially offset by property sales in these years.

General and Administrative Expenses

General and administrative expenses increased by $600,000 to $3.2 million in the first quarter of 2004 versus $2.6 million in the first quarter of 2003.  In the first quarter of 2004, general and administrative expenses as a percentage of total revenue were 7.5% as compared to 7.4% in the first quarter of 2003.  General and administrative expenses increased primarily due to increases in corporate insurance, payroll and staffing costs.

As our property portfolio has grown and continues to grow, we have increased and anticipate that we will continue to increase the level of our staffing. We expect general and administrative expenses to continue to increase due to costs attributable to payroll, staffing costs and corporate governance. We anticipate that our rental revenue will increase at a faster rate in 2004 than our general and administrative expenses.

We had 59 employees at May 1, 2004 compared to 57 at May 1, 2003.  At May 1, 2004, Realty Income also employed six part-time and one full-time contract workers.

Property Expenses

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At March 31, 2004, 23 properties were available for lease, as compared to 26 at both December 31, 2003 and March 31, 2003.

Property expenses were $771,000 in the first quarter of 2004 and $608,000 in the first quarter of 2003. The $163,000 increase in property expenses in 2004 is primarily attributable to an increase in costs associated with vacant properties.

Income Taxes

Income taxes were $153,000 in the first quarter of 2004 as compared to $135,000 in the first quarter of 2003. The increase in 2004 is due to an increase in rental revenue causing higher state tax expense.

In addition, Crest Net incurred state and federal taxes of $1.5 million in the first quarter of 2004 and as compared to $31,000 in the first quarter of 2003. These amounts are included in discontinued operations.

Discontinued Operations

Crest Net acquires properties with the intention of reselling them rather than holding them as investments and operating the properties.  Consequently, we classify properties acquired by Crest Net as held for sale at the date of acquisition and do not depreciate them.  The operations of Crest Net’s properties are classified as income from discontinued operations, real estate acquired for resale.

The following is a summary of Crest Net’s discontinued operations from real estate acquired for resale for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	2004	2003
Gain on sales of real estate acquired for resale	$4,109	$276
Rental revenue	1,001	87
Other revenue	—	8
Interest expense	(229)	(77)
General and administrative expense	(124)	(172)
Property expenses	(8)	(6)
Income taxes	(1,467)	(31)
Income from discontinued operations, real estate acquired for resale	$3,282	$85
Per common share, basic and diluted	$0.09	$0.00

Realty Income’s operations from six properties listed as held for sale at March 31, 2004, plus properties sold in 2003 and 2004 have been classified as discontinued operations.  The following is a summary of our discontinued operations from real estate held for investment for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	2004	2003
Gain on sales of investment properties	$1,450	$166
Rental and other revenue	163	964
Depreciation and amortization	(27)	(218)
Property expenses	(57)	(83)
Provision for impairment	—	(500)
Income from discontinued operations, real estate held for investment	$1,529	$329
Per common share, basic and diluted	$0.04	$0.01

The following is a summary of our total discontinued operations for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	2004	2003
Real estate acquired for resale	$3,282	$85
Real estate held for investment	1,529	329
Income from discontinued operations	$4,811	$414
Per common share, basic and diluted	$0.13	$0.01

Gain on Sales of Real Estate Acquired for Resale by Crest Net (included in discontinued operations)

In the first quarter of 2004, Crest Net sold 19 properties for $31.0 million, which resulted in a gain of $4.1 million. In the first quarter of 2003, Crest Net sold two properties for $2.7 million, which resulted in a gain of $276,000.  All gains on sales of real estate acquired for resale are reported before income taxes.

At March 31, 2004, Crest Net had $36.4 million invested in 31 properties, which are held for sale. Our goal is for Crest Net to carry an average inventory of $20 to $25 million in real estate.  Crest Net generates an earnings spread on the difference between the lease payments it receives on the properties held in inventory and the cost of capital used to acquire properties.  It is our belief that at this level of inventory, earnings will more than cover the ongoing expenses of Crest Net.

Gain on Sales of Investment Properties by Realty Income (included in discontinued operations)

In the first three months of 2004, we sold or exchanged nine properties for a total of $6.0 million and recognized a gain of $1.4 million. In the first three months of 2003, we sold or exchanged four properties for a total of $4.2 million and recognized a gain of $166,000.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At March 31, 2004, we classified real estate with a carrying amount of $41.7 million as held for sale, which includes $36.4 million in properties owned by Crest Net.  Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified from which we anticipate receiving between $15 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Provision for Impairment (included in discontinued operations)

No provision for impairment was taken in the first quarter of 2004 as compared to a $500,000 provision for impairment in the first quarter of 2003.

Preferred stock dividends

We paid preferred stock dividends of $2.4 million in each of the first quarters of 2004 and 2003.

Net income available to common stockholders

Net income available to common stockholders in the first quarter of 2004 increased by $6.8 million, or 43.6%, to $22.4 million as compared to $15.6 million in the first quarter of 2003.

Net income available to common stockholders includes gains and losses from the sale of investment properties. The amount of gains and losses varies from period to period, based on the timing of property sales, and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during the first quarter of 2004 was $1.4 million as compared to $166,000 during the first quarter of 2003.

FUNDS FROM OPERATIONS (FFO)

AVAILABLE TO COMMON STOCKHOLDERS

FFO for the first quarter of 2004 increased by $7.3 million, or 31.1%, to $30.8 million as compared to $23.5 million in the first quarter of 2003. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO.  Also presented is information regarding distributions paid to common stockholders and the diluted weighted average number of shares outstanding for the first three months of 2004 and 2003 (dollars in thousands):

For the three months ended March 31,	2004	2003
Net income available to common stockholders	$22,423	$15,606
Depreciation and amortization:
Continuing operations	9,789	7,875
Discontinued operations	27	218
Depreciation of furniture, fixtures and equipment	(29)	(30)
Gain on sales of investment properties	(1,450)	(166)

Total funds from operations	$30,760	$23,503

Distributions paid to common stockholders	$22,802	$20,450

FFO in excess of distributions to common stockholders	$7,958	$3,053
Diluted weighted average number of shares outstanding	38,160,639	35,005,985

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trust’s definition, as net income available to common stockholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains and increased by losses on sales of investment property and extraordinary items.

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

Other Non-Cash Items and Capitalized Expenditures

The following information includes non-cash items and capitalized expenditures on existing properties in our portfolio. These items are not utilized in the adjustments to net income available to common stockholders to arrive at FFO. Analysts and investors often request this supplemental information.

For the three months ended March 31, (dollars in thousands)	2004	2003
Provision for impairment	$—	$500
Amortization of settlements on treasury lock agreements	189	189
Amortization of deferred note financing costs(1)	228	155
Amortization of stock compensation	352	221
Straight line rent(2)	69	150
Capitalized leasing costs and commissions	(154)	(62)
Capitalized building improvements	(209)	(20)

(1) Amortization of deferred note financing costs includes the amortization of costs incurred and capitalized when our notes were issued in May 1997, October 1998, January 1999, March 2003 and November 2003. These costs are being amortized over the lives of these notes. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.  (2) Our straight-line rent was less than our actual cash rent collected by the amounts indicated.

PROPERTY PORTFOLIO INFORMATION

At March 31, 2004, we owned a diversified portfolio:

•                  Of 1,510 retail properties;

•                  With an occupancy rate of 98.5%, or 1,487 properties occupied of the 1,510 properties in the portfolio;

•                  Leased to 88 different retail chains doing business in 28 separate retail industries;

•                  Located in 48 states;

•                  With over 11.6 million square feet of leasable space; and

•                  With an average leasable retail space of 7,700 square feet.

In addition to our real estate portfolio at March 31, 2004, our subsidiary, Crest Net had invested $36.4 million in a portfolio of 31 retail properties located in 16 states. These properties are held for sale.

At March 31, 2004, 1,483 or 98.2%, of our 1,510 retail properties were owned under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

The following table sets forth certain information regarding our properties classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue (1)
28 Industries	For the Quarter Ended March 31, 2004

		For the Years Ended December 31,
		2003	2002	2001	2000	1999	1998
Apparel stores	1.9%	2.1%	2.3%	2.4%	2.4%	3.8%	4.1%
Automotive collision services	0.7	0.3	—	—	—	—	—
Automotive parts	4.0	4.5	4.9	5.7	6.0	6.3	6.1
Automotive services	7.6	8.3	7.0	5.7	5.8	6.6	7.5
Automotive tire services	8.1	3.1	2.7	2.6	2.3	2.3	1.7
Book stores	0.4	0.4	0.4	0.4	0.5	0.5	0.6
Business services	0.1	0.1	0.1	0.1	0.1	0.1		*
Child care	15.5	17.8	20.8	23.9	24.7	25.3	29.2
Consumer electronics	2.6	3.0	3.3	4.0	4.9	4.4	5.4
Convenience stores	17.0	13.3	9.1	8.4	8.4	7.2	6.1
Crafts and novelties	0.5	0.6	0.4	0.4	0.4	0.4		*
Drug stores	0.1	0.2	0.2	0.2	0.2	0.2	0.1
Entertainment	2.3	2.6	2.3	1.8	2.0	1.2	—
Equipment rental services	0.3	0.2	—	—	—	—	—
General merchandise	0.4	0.5	0.5	0.6	0.6	0.6		*
Grocery stores	0.8	0.4	0.5	0.6	0.6	0.5		*
Health and fitness	3.9	3.8	3.8	3.6	2.4	0.6	0.1
Home furnishings	4.2	4.9	5.4	6.0	5.8	6.5	7.8
Home improvement	1.0	1.1	1.2	1.3	2.0	3.6		*
Office supplies	1.7	1.9	2.1	2.2	2.3	2.6	3.0
Pet supplies and services	1.4	1.7	1.7	1.6	1.5	1.1	0.6
Private education	1.1	1.2	1.3	1.5	1.4	1.2	0.9
Restaurants	10.1	11.8	13.5	12.2	12.3	13.3	16.2
Shoe stores	0.4	0.9	0.8	0.7	0.8	1.1	0.8
Sporting goods	3.5	3.8	4.1	0.9	—	—	—
Theaters	3.6	4.1	3.9	4.3	2.7	0.6	—
Travel plazas	0.4	0.3	—	—	—	—	—
Video rental	3.0	3.3	3.3	3.7	3.9	4.3	3.8
Other	3.4	3.8	4.4	5.2	6.0	5.7	6.0

Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

* Less than 0.1%

(1)               Includes rental revenue for all properties owned by Realty Income at the end of each period presented (including revenue from properties reclassified to discontinued operations) and excludes properties owned by our subsidiary, Crest Net.

The following table sets forth certain information regarding the properties owned by Realty Income at March 31, 2004, classified according to the retail business types and the level of services they provide (dollars in thousands):

Industry	Number of Properties (1)	Rental Revenue for the Quarter Ended March 31, 2004 (2)	Percentage of Rental Revenue

Tenants Providing Services
Automotive collision services	9	$287	0.7%
Automotive services	188	3,190	7.6
Child care	288	6,511	15.5
Entertainment	9	965	2.3
Equipment rental services	2	133	0.3
Health and fitness	10	1,650	3.9
Private education	6	477	1.1
Theaters	11	1,507	3.6
Other	9	1,443	3.4
	532	16,163	38.4

Tenants Selling Goods and Services
Automotive parts (with installation)	30	583	1.4
Automotive tire services	104	3,391	8.1
Business services	1	32	0.1
Convenience stores	375	7,153	17.0
Home improvement	1	25	0.1
Pet supplies and services	6	429	1.0
Restaurants	207	4,244	10.1
Travel plazas	1	150	0.4
Video rental	34	1,253	3.0
	759	17,260	41.2

Tenants Selling Goods
Apparel stores	5	775	1.9
Automotive parts	73	1,085	2.6
Book stores	2	153	0.4
Consumer electronics	34	1,108	2.6
Crafts and novelties	4	203	0.5
Drug stores	1	61	0.1
General merchandise	11	175	0.4
Grocery stores	6	335	0.8
Home furnishings	39	1,757	4.2
Home improvement	14	403	0.9
Office supplies	9	716	1.7
Pet supplies	4	168	0.4
Shoe stores	5	145	0.4
Sporting goods	12	1,483	3.5
	219	8,567	20.4
TOTALS	1,510	$41,990	100.0%

(1)               Excludes properties owned by our subsidiary, Crest Net.

(2)               Includes rental revenue for all properties owned by Realty Income at March 31, 2004 (including revenue from properties reclassified to discontinued operations of $57).

Of the 1,510 properties in the portfolio at March 31, 2004, 1,505 were single-tenant properties with the remaining properties being multi-tenant properties.  At March 31, 2004, 1,483 of the 1,505 single-tenant properties, or 98.5%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.9 years.

The following table sets forth certain information regarding the timing of the initial lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 1,483 net-leased, single-tenant retail properties at March 31, 2004 (dollars in thousands):

Years	Number of Leases Expiring(1)	Rental Revenue For the Quarter Ended March 31, 2004 (2)	Percentage of Rental Revenue
2004	111	$2,372	5.9%
2005	75	1,395	3.4
2006	91	2,046	5.1
2007	118	2,152	5.3
2008	98	2,095	5.2
2009	46	1,023	2.5
2010	38	850	2.1
2011	40	1,409	3.5
2012	45	1,385	3.4
2013	76	3,367	8.3
2014	38	1,656	4.1
2015	39	1,061	2.6
2016	14	383	0.9
2017	19	1,496	3.7
2018	22	571	1.4
2019	75	2,500	6.2
2020	52	1,061	2.6
2021	130	3,724	9.2
2022	96	2,584	6.4
2023	232	6,174	15.2
2024	16	225	0.6
2026	2	93	0.2
2028	2	54	0.1
2033	3	324	0.8
2034	2	208	0.5
2037	3	338	0.8

Totals	1,483	$40,546	100.0%

(1)               Excludes properties owned by our subsidiary, Crest Net.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)               Includes rental revenue of $57 from properties reclassified to discontinued operations and excludes revenue of $1,444 from four multi-tenant properties and from 23 vacant and unleased properties (one of which is a multi-tenant property) at March 31, 2004.

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of March 31, 2004 (dollars in thousands):

State	Number of Properties (1)	Percent Leased	Approximate Leasable Square Feet (1)	Rental Revenue For the Quarter Ended March 31, 2004 (2)	Percentage of Rental Revenue
Alabama	17	100%	145,600	$355	0.8%
Alaska	2	100	128,500	251	0.6
Arizona	69	99	332,600	1,021	2.4
Arkansas	8	100	48,800	172	0.4
California	61	100	1,057,100	3,894	9.3
Colorado	44	98	314,600	991	2.4
Connecticut	16	100	245,600	926	2.2
Delaware	16	100	29,100	338	0.8
Florida	125	98	1,261,300	4,185	10.0
Georgia	100	99	612,500	2,412	5.7
Idaho	11	100	52,000	195	0.4
Illinois	44	95	358,600	1,261	3.0
Indiana	27	96	150,100	553	1.3
Iowa	9	100	57,600	173	0.4
Kansas	22	91	201,300	560	1.3
Kentucky	13	100	43,600	284	0.7
Louisiana	13	100	62,500	197	0.5
Maryland	24	100	207,600	1,109	2.6
Massachusetts	37	100	203,100	1,000	2.4
Michigan	13	100	81,600	297	0.7
Minnesota	20	95	235,400	501	1.2
Mississippi	23	91	179,400	412	1.0
Missouri	33	100	228,100	697	1.7
Montana	2	100	30,000	77	0.2
Nebraska	10	100	91,200	305	0.7
Nevada	10	100	100,700	415	1.0
New Hampshire	9	100	55,200	277	0.7
New Jersey	25	100	132,100	1,059	2.5
New Mexico	6	100	48,800	93	0.2
New York	26	100	270,600	1,384	3.3
North Carolina	48	100	241,500	1,131	2.7
North Dakota	1	100	22,000	19	*
Ohio	75	100	504,900	1,864	4.4
Oklahoma	17	100	94,300	361	0.9
Oregon	18	100	259,900	564	1.3
Pennsylvania	68	100	380,500	1,819	4.3
Rhode Island	1	100	3,500	29	0.1
South Carolina	53	98	158,100	995	2.4
South Dakota	1	100	6,500	24	0.1
Tennessee	98	100	462,400	2,168	5.2
Texas	173	96	1,634,100	4,278	10.2
Utah	6	100	35,100	120	0.3
Vermont	1	100	2,500	22	0.1
Virginia	55	100	412,600	2,058	4.9
Washington	38	100	250,900	701	1.7
West Virginia	2	100	16,800	40	0.1
Wisconsin	16	88	162,300	343	0.8
Wyoming	4	100	20,100	60	0.1
Totals/Average	1,510	99%	11,633,200	$41,990	100.0%

* Less than 0.1%

(1)  Excludes properties owned by our subsidiary, Crest Net.

(2)  Includes rental revenue for all properties owned by Realty Income at March 31, 2004 (including revenue from properties reclassified to discontinued operations of $57).

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

Approximately 98.2%, or 1,483, of the 1,510 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property costs and expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

OTHER INFORMATION

Realty Income and Crest Net together had 59 employees as of May 1, 2004.  At May 1, 2004, Realty Income also employed six part-time and one full-time contract workers.

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

We maintain an Internet website at www.realtyincome.com. On our website we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file these reports with the SEC.  None of the information on our website is deemed to be a part of this report.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at March 31, 2004. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes at March 31, 2004 (dollars in table in millions):

Expected Maturity Data

	2005		2007		2008		2009		Thereafter		Total	Fair Value(6)
Fixed rate debt	—		$110.0	(2)	$100.0	(3)	$20.0	(4)	$250.0	(5)	$480.0	$512.4
Average interest rate			7.8%		8.3%		8.0%		5.5%		6.7%
Variable rate debt	$33.2	(1)	—		—		—		—		$33.2	$33.2
Average interest rate	2.0%										2.0%

(1) The credit facility expires in October 2005.  The credit facility balance as of April 28, 2004 was $29.5 million.

(2) $110 million matures in May 2007.

(3) $100 million matures in October 2008.

(4) $20 million matures in January 2009.

(5) $100 million matures in March 2013 and $150 million matures in November 2015.

(6) We base the fair value of the fixed rate debt at March 31, 2003 on the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

The table incorporates only those exposures that exist as of March 31, 2004; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedure

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

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Changes in Internal Controls

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

* 31.1	Section 302 Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

* 31.2	Section 302 Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* 32	Section 906 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* Filed herewith

B.                                     One report on Form 8-K was filed by the registrant during the quarter for which this report is filed.

The Form 8-K dated March 23, 2004, filed on March 29, 2004, reported that the Company entered into a purchase agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated and A.G. Edwards & Sons, Inc., as the representative of the underwriters, pursuant to which the Company agreed to issue and sell 1,600,000 shares of the Company’s common stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

/s/ GREGORY J. FAHEY
Date: May 10, 2004	Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)