Form 10-Q
period 2004-06-30
REALTY INCOME CORP
filed 2004-08-06
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004, or

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

(760) 741-2111

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO ☐

There were 39,632,344 shares of common stock outstanding as of August 5, 2004.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒     NO ☐

REALTY INCOME CORPORATION

Form 10-Q

June 30, 2004

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

CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003

(dollars in thousands, except per share data)

	2004	2003
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$601,243	$557,288
Buildings and improvements	1,038,684	975,894
	1,639,927	1,533,182
Less accumulated depreciation and amortization	(286,895)	(272,647)
Net real estate held for investment	1,353,032	1,260,535
Real estate held for sale, net	24,648	60,110
Net real estate	1,377,680	1,320,645
Cash and cash equivalents	15,040	4,837
Accounts receivable	2,924	3,950
Goodwill, net	17,206	17,206
Other assets	12,013	13,619
Total assets	$1,424,863	$1,360,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$9,009	$7,582
Accounts payable and accrued expenses	7,471	11,479
Other liabilities	4,799	7,030
Line of credit payable	—	26,400
Notes payable	480,000	480,000
Total liabilities	501,279	532,491

Commitments and contingencies

Stockholders’ equity:

Preferred stock and paid in capital, par value $1.00 per share, 20,000,000 shares authorized, 5,380,000 and 4,125,700 shares issued and outstanding in 2004 and 2003, respectively	129,435	99,368

Common stock and paid in capital, par value $1.00 per share, 100,000,000 shares authorized, 39,632,344 and 37,909,086 shares issued and outstanding in 2004 and 2003, respectively	1,038,081	969,030
Distributions in excess of net income	(243,932)	(240,632)
Total stockholders’ equity	923,584	827,766
Total liabilities and stockholders’ equity	$1,424,863	$1,360,257

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three and six months ended June 30, 2004 and 2003

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended 6/30/04	Three Months Ended 6/30/03	Six Months Ended 6/30/04	Six Months Ended 6/30/03

REVENUE
Rental	$44,242	$35,395	$86,001	$69,806
Other	298	15	760	97
	44,540	35,410	86,761	69,903

EXPENSES
Interest	8,505	6,546	16,987	12,433
Depreciation and amortization	10,205	8,087	19,948	15,918
General and administrative	3,260	2,636	6,421	5,211
Property	801	566	1,545	1,173
Income taxes	191	136	344	271
	22,962	17,971	45,245	35,006
Income from continuing operations	21,578	17,439	41,516	34,897
Income from discontinued operations:
Real estate acquired for resale by Crest	2,879	157	6,160	242
Real estate held for investment	2,331	2,994	3,962	3,484
	5,210	3,151	10,122	3,726

Net income	26,788	20,590	51,638	38,623
Preferred stock:
Cash dividends paid or declared	(2,982)	(2,428)	(5,410)	(4,856)
Excess of redemption value over carrying value of preferred shares redeemed (see note 9B)	(2,360)	—	(2,360)	—
Net income available to common stockholders	$21,446	$18,162	$43,868	$33,767

Income from continuing operations per common share:
Basic	$0.41	$0.43	$0.87	$0.86
Diluted	$0.41	$0.43	$0.87	$0.86

Net income per common share:
Basic	$0.54	$0.52	$1.13	$0.97
Diluted	$0.54	$0.52	$1.13	$0.96

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2004 and 2003

(dollars in thousands)

(unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,638	$38,623
Adjustments to net income:
Depreciation and amortization	19,948	15,918
Income from discontinued operations:
Real estate acquired for resale by Crest	(6,160)	(242)
Real estate held for investment	(3,962)	(3,484)
Cash from discontinued operations:
Real estate acquired for resale by Crest	(1,832)	(330)
Real estate held for investment	386	1,763
Investment in real estate acquired for resale by Crest	(13,181)	(3,776)
Proceeds from sales of real estate acquired for resale by Crest	57,611	4,250
Amortization of deferred stock compensation	702	455
Amortization of stock option costs	7	6
Change in assets and liabilities:
Accounts receivable and other assets	2,537	2,446
Accounts payable, accrued expenses and other liabilities	(3,736)	1,189
Net cash provided by operating activities	103,958	56,818

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties	10,891	7,980
Acquisition of and additions to investment properties	(123,116)	(65,104)
Net cash used in investing activities	(112,225)	(57,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	145,200	107,700
Payments under lines of credit	(171,600)	(165,300)
Proceeds from preferred stock offerings, net of offering costs of $3,650	96,350	—
Proceeds from common stock offerings, net of offering costs of $3,640	67,960	—
Proceeds from notes issued, net of costs of $1,492 in 2003	(27)	98,508
Redemption of preferred stock	(68,643)	—
Cash distributions to common stockholders	(46,725)	(41,062)
Cash dividends to preferred stockholders	(4,427)	(4,856)
Proceeds from other common stock issuances	382	1,114
Net cash provided by (used in) financing activities	18,470	(3,896)

Net increase (decrease) in cash and cash equivalents	10,203	(4,202)
Cash and cash equivalents, beginning of period	4,837	8,921
Cash and cash equivalents, end of period	$15,040	$4,719

For supplemental disclosures, see note 11.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1.                   Management Statement

The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we” or “our”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Certain of the 2003 balances have been reclassified to conform to the 2004 presentation.  Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 2003, which are included in our 2003 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in such audited financial statements have been omitted from this report.

At June 30, 2004, we owned 1,513 properties in 48 states containing over 11.6 million leasable square feet, plus an additional 16 properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest Net”). Crest Net was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges, under Section 1031 of the Internal Revenue Code of 1986, as amended.

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

A.  During the first six months of 2004, Realty Income and Crest Net in the aggregate invested $133.7 million in 141 new retail properties and properties under development.  These 141 properties are located in 14 states, will contain approximately 484,000 leasable square feet, and are 100% leased with an average initial lease term of 16.6 years.

In comparison, during the first six months of 2003, Realty Income and Crest Net in the aggregate invested $71.3 million in 69 new retail properties and properties under development.  These 69 properties are located in 11 states, with approximately 241,000 leasable square feet, and are 100% leased with an average initial lease term of 20.2 years.

B.  During the first six months of 2004, Realty Income invested $120.8 million in 127 new retail properties and properties under development with an initial weighted average contractual lease rate of 9.5%.  These 127 properties are located in 13 states, will contain approximately 438,000 leasable square feet, and are 100% leased with an average initial lease term of 16.6 years.  The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.

In comparison, during the first six months of 2003, Realty Income invested $67.5 million in 67 new retail properties and properties under development with an initial weighted average contractual lease rate of 11.0%.

These 67 properties are located in 10 states, contain approximately 232,000 leasable square feet, and are 100% leased with an average initial lease term of 20.2 years.

C.  During the first six months of 2004, Crest Net invested $12.9 million in 14 new retail properties and properties under development.

In comparison, during the first six months of 2003, Crest Net invested $3.8 million in two new retail properties and properties under development.

D.  The 16 properties owned by Crest Net at June 30, 2004 totaled $16.6 million.  The 37 properties owned by Crest Net at December 31, 2003 totaled $53.3 million.  These amounts are included on our consolidated balance sheets in real estate held for sale, net.

4.                   Common Stock Offering

In March 2004, we issued 1.6 million shares of common stock. The net proceeds of $68.0 million were used to repay a portion of our acquisition credit facility borrowings, which was used to acquire 112 retail properties in March.

5.                   Preferred Stock Offering

On May 27, 2004, we issued 4.0 million shares of 7-3/8% Monthly Income Class D preferred stock, with a liquidation value of $25 per share.  The net proceeds of $96.4 million from this issuance were used to redeem the outstanding Class B and Class C preferred stock, repay borrowings outstanding under our $250 million acquisition credit facility and for other general corporate purposes.  See note 15, Subsequent Event, Class C Preferred Stock Redemption.  Beginning May 27, 2009, the Class D preferred shares are redeemable at our option for $25.00 per share.  Dividends on the Class D preferred stock are paid monthly in arrears.  The first dividend was paid on July 15, 2004.

6.                   Gain on Sales of Real Estate Acquired for Resale by Crest Net
(included in discontinued operations)

During the second quarter of 2004, Crest Net sold 16 properties for $26.6 million, which resulted in a gain of $3.9 million.  In comparison, during the second quarter of 2003, Crest Net sold one property for $1.5 million, which resulted in a gain of $296,000.  All gains on sales are reported before income taxes.

During the first six months of 2004, Crest Net sold 35 properties for $57.6 million, which resulted in a gain of $8.0 million.  In comparison, during the first six months 2003, Crest Net sold three properties for $4.2 million, which resulted in a gain of $572,000.

7.                   Gain on Sales of Investment Properties by Realty Income
(included in discontinued operations)

During the second quarter of 2004, we sold nine investment properties for $5.7 million, which resulted in a gain of $2.2 million.  In comparison, during the second quarter of 2003, we sold 10 investment properties for $5.5 million, which resulted in a gain of $2.6 million.

During the first six months of 2004, we sold 18 investment properties for $11.7 million, which resulted in a gain of $3.7 million.  In comparison, during the first six months of 2003, we sold 14 investment properties and three excess land parcels (from three properties) for $9.7 million, which resulted in a gain of $2.7 million.

8.                   Discontinued Operations

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), Realty Income’s operations from eight investment properties classified as held for sale at June 30, 2004, plus properties sold in 2003 and 2004, were reported as discontinued operations.  Their respective results of operations were reclassified to income from discontinued

operations, real estate held for investment.  We classify properties as held for sale in accordance with SFAS 144.  We do not depreciate properties that are classified as held for sale.

Crest Net acquires properties with the intention of reselling them rather than holding them for investment and operating the properties.  Consequently, we classify properties acquired by Crest Net as held for sale at the date of acquisition and do not depreciate them.  In accordance with SFAS 144, the operations of Crest Net’s properties are classified as “income from discontinued operations, real estate acquired for resale by Crest.”

No debt was assumed by buyers of our investment properties or repaid as a result of our investment property sales and we have elected not to allocate interest expense to discontinued operations related to real estate held for investment.

In accordance with Emerging Issues Task Force 87-24, we allocate interest expense related to borrowings specifically attributable to Crest Net properties.  The interest expense amounts allocated to the Crest Net properties are included in “income from discontinued operations, real estate acquired for resale by Crest.’

The following is a summary of Crest Net’s “income from discontinued operations, real estate acquired for resale” for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

Crest Net’s income from discontinued operations, real estate acquired for resale	Three Months Ended 6/30/04	Three Months Ended 6/30/03	Six Months Ended 6/30/04	Six Months Ended 6/30/03
Gain on sales of real estate acquired for resale	$3,883	$296	$7,992	$572
Rental revenue	614	134	1,614	220
Other revenue	—	—	—	9
Interest expense	(164)	(72)	(393)	(149)
General and administrative expense	(122)	(71)	(247)	(243)
Property expenses	(7)	(10)	(15)	(16)
Income taxes	(1,325)	(120)	(2,791)	(151)

Income from discontinued operations, real estate acquired for resale by Crest	$2,879	$157	$6,160	$242

The following is a summary of Realty Income’s income from discontinued operations from real estate held for investment for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

Realty Income’s income from discontinued operations from real estate held for investment	Three Months Ended 6/30/04	Three Months Ended 6/30/03	Six Months Ended 6/30/04	Six Months Ended 6/30/03
Gain on sales of investment properties	$2,228	$2,550	$3,678	$2,716
Rental revenue	173	823	504	1,967
Other revenue	35	15	41	41
Depreciation and amortization	(29)	(232)	(101)	(495)
Property expenses	(76)	(162)	(160)	(245)
Provision for impairment	—	—	—	(500)

Income from discontinued operations, real estate held for investment	$2,331	$2,994	$3,962	$3,484

The following is a summary of our total discontinued operations for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

Total income from discontinued operations	Three Months Ended 6/30/04	Three Months Ended 6/30/03	Six Months Ended 6/30/04	Six Months Ended 6/30/03

Income from discontinued operations:
Real estate acquired for resale	$2,879	$157	$6,160	$242
Real estate held for investment	2,331	2,994	3,962	3,484

Income from discontinued operations	$5,210	$3,151	$10,122	$3,726
Per common share, basic and diluted	$0.13	$0.09	$0.26	$0.11

9.                   Distributions Paid and Payable and Preferred Stock Redemptions

A.  We pay monthly distributions to our common stockholders.  The following is a summary of the monthly cash distributions per common share paid during the first six months of 2004 and 2003.

Month	2004	2003
January	$0.20000	$0.19500
February	0.20000	0.19500
March	0.20000	0.19500
April	0.20125	0.19625
May	0.20125	0.19625
June	0.20125	0.19625

Total	$1.20375	$1.17375

At June 30, 2004, a distribution of $0.2025 per common share was payable and was paid on July 15, 2004.

B.  In May 1999, we issued 2,760,000 shares of 9-3/8% Class B cumulative redeemable preferred stock, of which 2,745,700 shares were outstanding in 2003 and a portion of 2004.  On June 6, 2004 the Class B preferred shares were redeemed.  During each of the first two quarters of 2003 we paid a quarterly dividend to holders of our Class B preferred stock of $0.5859 per share, totaling $3.2 million.  During the first quarter of 2004 we paid a quarterly dividend to holders of our Class B preferred stock of $0.5859 per share and during the second quarter of 2004 we paid the final dividend of $0.4297 per share, totaling $2.8 million.

In addition, when our Class B preferred stock was redeemed, we incurred a non-cash charge of $2.4 million representing the Class B preferred stock original issuance costs that were paid in 1999.

C.  In July 1999, we issued 1,380,000 shares of 9-1/2% Class C cumulative redeemable preferred stock, all of which were outstanding during the first six months of 2004 and 2003.  Beginning July 30, 2004, the Class C preferred shares are redeemable at our option for $25.00 per share.  Dividends on the Class C preferred stock are paid monthly in arrears.  During each of the first six months of 2004 and 2003 we paid monthly dividends to holders of our Class C preferred stock of $0.1979 per share, totaling $1.6 million.

In June 2004, we announced that we will redeem all of the 1,380,000 outstanding shares of our Class C preferred stock on July 30, 2004 for $34.5 million.  See note 15, subsequent event, regarding the redemption of the Class C preferred stock.

D.  In May 2004, we issued 4.0 million shares of 7-3/8% Monthly Income Class D preferred stock.  The first dividend for the Class D preferred stock was paid on July 15, 2004.  Thereafter, a dividend of $0.1536459 per share is payable on the 15th of each month.

10.            Net Income per Common Share

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended 6/30/04	Three months ended 6/30/03	Six months ended 6/30/04	Six months ended 6/30/03
Weighted average shares used for the basic net income per share computation	39,622,828	35,009,554	38,868,500	34,987,332
Incremental shares from the assumed exercise of stock options	38,762	50,054	42,593	45,612
Adjusted weighted average shares used for diluted net income per share computation	39,661,590	35,059,608	38,911,093	35,032,944

No stock options were anti-dilutive for the three or six months ended June 30, 2004 and 2003.

11.            Supplemental Disclosures of Cash Flow Information

Interest paid during the first six months of 2004 and 2003 was $16.0 million and $10.1 million, respectively.

Interest capitalized to properties under development was $274,000 in the first six months of 2004 and $319,000 in the first six months of 2003.

Income taxes paid by Realty Income and Crest Net in the first six months of 2004 and 2003 totaled $5.1 million and $365,000, respectively.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.                     In June 2004, when our Class B preferred stock was redeemed, we incurred a non-cash charge for the excess of redemption value over the carrying value.

B.                       Restricted stock grants resulted in the following:

	2004	2003
Common stock and paid in capital	$4,282,000	$3,319,000
Common stock and paid in capital, deferred stock compensation	$(4,282,000)	$(3,319,000)

C.                       In 2004, we exchanged one of our properties for a different property that was leased to the same tenant.  As part of this transaction, land was reduced by $160,000, building was increased by $78,000, accumulated depreciation was decreased by $82,000 and no gain was recognized.

D.                      In 2003, we exchanged excess land parcels from three different properties leased by one of our tenants for land (with improvements) owned by that same tenant.  The land exchanged and received was valued at $1.7 million and no gain or loss was recognized.

E.                        In 2003, accrued costs on properties under development resulted in buildings and other liabilities being increased by $1.0 million.

F.                        In 2003, we recorded a receivable from one of our former tenants which resulted in the following:

Accounts receivable	$468,000
Rental revenue	$266,000
Income from discontinued operations	$202,000

12.            Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our properties into 30 industry and activity segments (including properties owned by Crest Net that are grouped together).  All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the industry and activities of the respective properties as of June 30, 2004 (dollars in thousands):

	Three months ended 6/30/04	Three months ended 6/30/03	Six months ended 6/30/04	Six months ended 6/30/03
Segment rental revenue:
Automotive parts	$1,603	$1,591	$3,272	$3,249
Automotive services	3,273	2,982	6,491	5,843
Automotive tire services	3,377	933	6,747	1,855
Child care	6,329	6,334	12,780	12,537
Convenience stores	9,069	4,513	16,157	8,252
Health and fitness	1,719	1,356	3,369	2,757
Home furnishings	1,783	1,759	3,555	3,606
Restaurants	4,203	4,226	8,365	8,403
Sporting goods	1,493	1,403	2,966	2,806
Theaters	1,513	1,502	3,020	3,001
Video rental	1,235	1,195	2,488	2,373
Crest Net Lease (1)	—	—	—	—
18 non-reportable segments	8,645	7,601	16,791	15,124
Other revenue	298	15	760	97

Total revenue	$44,540	$35,410	$86,761	$69,903

(1) In accordance with SFAS 144 Crest Net’s revenues appear in “income from discontinued operations, real estate acquired for resale by Crest.”

	Assets
As of:	6/30/04	12/31/03
Segment real estate, net of depreciation and amortization:
Automotive parts	$42,035	$42,698
Automotive services	93,959	95,339
Automotive tire services	134,671	136,536
Child care	114,812	121,267
Convenience stores	333,641	234,507
Health and fitness	57,050	56,415
Home furnishings	57,996	58,863
Restaurants	118,985	120,086
Sporting goods	50,257	50,930
Theaters	52,316	52,796
Video rental	34,851	35,425
Crest Net Lease	16,578	53,303
18 non-reportable segments	270,652	262,480

Total net real estate	1,377,803	1,320,645
Non-real estate assets	47,183	39,612

Total assets	$1,424,986	$1,360,257

13.            Stock Option Plan

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

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value method had been applied to all outstanding and unvested awards (dollars in thousands, except per share amounts):

	Three months ended 6/30/04	Three months ended 6/30/03	Six months ended 6/30/04	Six months ended 6/30/03
Net income available to common stockholders, as reported	$21,569	$18,162	$43,991	$33,767
Add: Stock option-based compensation expense included in reported net income	4	3	7	6
Deduct: Total stock option-based compensation expense determined under fair value method for all awards, net of related tax effects	(4)	(7)	(7)	(14)

Pro forma net income available to common stockholders	$21,569	$18,158	$43,991	$33,759

Earnings per common share:
Basic, as reported	$0.54	$0.52	$1.13	$0.97
Basic, pro forma	$0.54	$0.52	$1.13	$0.96
Diluted, as reported and pro forma	$0.54	$0.52	$1.13	$0.96

14.            Commitments and Contingencies

In the ordinary course of our business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated statements taken as a whole.

We have committed to pay estimated unfunded development costs of $10.7 million on properties under development at June 30, 2004.

15.            Subsequent Event, Class C Preferred Stock Redemption

On July 30, 2004 we redeemed all of the 1,380,000 outstanding shares of our Class C preferred stock for $34.5 million.  Each share was redeemed at a liquidation value of $25.00, plus accrued and unpaid dividends at the time of the redemption.  In addition, at the time of redemption we incurred a non-cash charge of $1.4 million representing the Class C preferred stock original issuance costs that were paid in 1999.

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

THE COMPANY

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, commonly referred to as a REIT.  Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO, per share.  The monthly distributions are supported by the cash flow from our portfolio of retail properties leased to regional and national retail chains.  Over the past 35 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term lease agreements (primarily 15- to 20-year).

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

At June 30, 2004, we owned a diversified portfolio:

•                  Of 1,513 retail properties;

•                  With an occupancy rate of 98.4%, or 1,489 properties occupied of the 1,513 properties in the portfolio;

•                  Leased to 88 different retail chains doing business in 29 separate retail industries;

•                  Located in 48 states;

•                  With over 11.6 million square feet of leasable space; and

•                  With an average leasable retail space per property of 7,700 square feet.

Of the 1,513 properties in the portfolio, 1,508, or 99.7%, are single-tenant, retail properties and the remaining five are multi-tenant properties. At June 30, 2004, 1,485, or 98.5%, of the 1,508 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.9 years.

In addition, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., owned 16 properties totaling $16.6 million at June 30, 2004. These properties are held for sale.  Crest Net was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended.

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

We believe that owning an actively managed, diversified portfolio of retail properties under long-term, net leases produces consistent and predictable income.  Under a net-lease agreement, the tenant agrees to pay monthly rent and property operating expenses (taxes, maintenance and insurance) plus, typically, future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term leases, coupled with the tenant’s responsibility for property expenses, generally produce a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

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

RECENT DEVELOPMENTS

Class D Preferred Stock Issuance

In May 2004, we issued 4.0 million shares of 7-3/8% Class D preferred stock.  The net proceeds of approximately $96.4 million were used to redeem our outstanding Class B and Class C preferred stock, repay borrowings under our $250 million unsecured acquisition credit facility and for other general corporate purposes.

Class B Preferred Stock Redemption

On June 6, 2004, we redeemed all of the 2,745,700 outstanding shares of our Class B preferred stock for $68.6 million.  Each share was redeemed at a liquidation value of $25.00, plus accrued and unpaid dividends at the time of the redemption.

In addition, when our Class B preferred stock was redeemed, we incurred a non-cash charge of $2.4 million representing the Class B preferred stock original issuance costs that were paid in 1999.  This charge equates to $0.06 per diluted share in the second quarter and first six months of 2004.

Class C Preferred Stock Redemption

On July 30, 2004 we redeemed all of the 1,380,000 outstanding shares of our Class C preferred stock for $34.5 million.  Each share was redeemed at a liquidation value of $25.00, plus accrued and unpaid dividends at the time of the redemption.

In addition, when our Class C preferred stock was redeemed, we incurred a non-cash charge of $1.4 million representing the Class C preferred stock original issuance costs that were paid in 1999.  This charge equates to an estimate of $0.036 per diluted share in the third quarter of 2004.

Common Stock Issuance

In March 2004, we issued 1.6 million shares of common stock.  The net proceeds of approximately $68.0 million from this offering were used to repay a portion of the borrowings on our $250 million unsecured acquisition credit facility, including amounts which were borrowed to fund the acquisition of 112 convenience store properties in March.

Acquisitions during the second quarter of 2004

Realty Income and Crest Net Aggregate Acquisitions

Realty Income and Crest Net invested an aggregate of $19.1 million in 13 new properties and properties under development. These 13 properties are located in seven states and are 100% leased with an initial average lease term of 17.1 years.

Realty Income Acquisitions

Realty Income invested $16.3 million in 12 new properties and properties under development with an initial weighted average contractual lease rate of 9.9%. These 12 properties are located in six states, are 100% leased with an initial average lease term of 16.9 years and will contain over 96,000 leasable square feet.  The 12 new properties acquired by Realty Income are net-leased to four different retail chains in the convenience store, motor vehicle dealership and restaurant industries.

The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentages listed.

Crest Net Acquisitions

Crest Net invested $2.8 million in one new retail property and properties under development.

Acquisitions during the first six months of 2004

Realty Income and Crest Net Aggregate Acquisitions

Realty Income and Crest Net invested an aggregate of $133.7 million in 141 new properties and properties under development. These 141 properties are located in 14 states and are 100% leased with an initial average lease term of 16.6 years.

Realty Income Acquisitions

Realty Income invested $120.8 million in 127 new properties and properties under development with an initial weighted average contractual lease rate of 9.5%. These 127 properties are located in 13 states, are 100% leased with an initial average lease term of 16.6 years and will contain over 438,000 leasable square feet.  The 127 new properties acquired by Realty Income are net-leased to six different retail chains in the convenience store, motor vehicle dealership and restaurant industries.

Of the $120.8 million that Realty Income invested in real estate, $8.3 million was invested in properties under development that were acquired before 2004. Estimated unfunded development costs on Realty Income and Crest Net properties under development at June 30, 2004 totaled $10.7 million. At June 30, 2004, five of the new properties acquired during 2004 were leased and under development, pursuant to contracts under which the tenants agreed to develop the properties (with development costs funded by Realty Income or Crest Net) with rent scheduled to begin at various times during 2004.

Crest Net Acquisitions

Crest Net invested $12.9 million in 14 new retail properties and properties under development.

Investments in Existing Properties

In the second quarter of 2004, we capitalized costs of $453,000 on existing properties in our portfolio, consisting of $75,000 for re-leasing costs and $378,000 for building improvements.

In the first six months of 2004, we capitalized costs of $816,000 on existing properties in our portfolio, consisting of $229,000 for re-leasing costs and $587,000 for building improvements.

Net Income Available to Common Stockholders

Net income available to common stockholders was $21.4 million in the second quarter of 2004 versus $18.2 million in the same quarter of 2003, an increase of $3.2 million. On a diluted per common share basis, net income was $0.54 per share in the second quarter of 2004 as compared to $0.52 per share in the same quarter of 2003.

Net income available to common stockholders was $43.9 million in the first six months of 2004 versus $33.8 million in the same period of 2003, an increase of $10.1 million. On a diluted per common share basis, net income was $1.13 per share in the first six months of 2004 as compared to $0.96 per share in the same period of 2003.

During the second quarter and first six months of 2004, net income available to common stockholders included a preferred stock non-cash charge of $2.4 million representing the original issuance costs of the Class B preferred stock that was redeemed in June.  This charge equates to $0.06 per diluted share in the second quarter and first six months of 2004.

Funds from Operations (FFO)

In the second quarter of 2004, our FFO increased by $5.5 million, or 23.0%, to $29.4 million versus $23.9 million in the second quarter of 2003.  On a diluted per common share basis, FFO was $0.74 in the second quarter of 2004 compared to $0.68 for the second quarter of 2003, an increase of $0.06 or 8.8%.

In the first six months of 2004, our FFO increased by $12.8 million, or 27.0%, to $60.2 million versus $47.4 million in the first six months of 2003.  On a diluted per common share basis, FFO was $1.55 in the first six months of 2004 compared to $1.35 for the first six months of 2003, an increase of $0.20 or 14.8%.

See our discussion of FFO later in this section, which includes a reconciliation of net income available to common stockholders to FFO.

Crest Net Property Sales

During the second quarter of 2004, Crest Net sold 16 properties from its inventory for an aggregate of $26.6 million, which resulted in a gain of $3.9 million.  This gain is included in “income from discontinued operations, real estate acquired for resale by Crest.”

During the first six months of 2004, Crest Net sold 35 properties from its inventory for an aggregate of $57.6 million, which resulted in a gain of $8.0 million.  This gain is included in “income from discontinued operations, real estate acquired for resale by Crest.”

Crest Net’s Property Inventory

Crest Net’s property inventory at June 30, 2004 and December 31, 2003 totaled $16.6 million and $53.3 million, respectively, and is included on our consolidated balance sheets in “real estate held for sale, net.”

The financial statements of Crest Net are consolidated into Realty Income’s financial statements. All material intercompany transactions have been eliminated in consolidation.

Sales of Investment Properties by Realty Income

During the second quarter of 2004, we sold nine properties for an aggregate of $5.7 million, which resulted in a gain of $2.2 million. The nine properties consisted of four restaurant properties, three child care facilities, one automotive service property and one convenience store property.  This gain is included in “income from discontinued operations, real estate held for investment.” The net proceeds from the sale of these properties were or will be used to repay outstanding indebtedness on our credit facility and to invest in new properties.

During the first six months of 2004, we sold 18 properties for an aggregate of $11.7 million, which resulted in a gain of $3.7 million. The 18 properties consisted of ten child care facilities, six restaurants properties, one automotive service property and one convenience store property.  This gain is included in “income from discontinued operations, real estate held for investment.” The net proceeds from the sale of these properties were or will be used to repay outstanding indebtedness on our credit facility and to invest in new properties.

Increases in Monthly Distributions to Common Stockholders

We continue our 35-year policy of paying distributions monthly. Monthly distributions per share were increased by $0.00125 in April 2004 to $0.20125 and in July 2004 to $0.2025. The increase in July 2004 was our 27th consecutive quarterly increase and the 29th increase in the amount of our dividend since our listing on the NYSE in 1994. In the first six months of 2004, we paid three monthly cash distributions per share in the amount of $0.20 and three monthly cash distributions per share in the amount of $0.20125, totaling $1.20375 per share. In June 2004 and July 2004, we declared distributions of $0.2025 per share, which were paid on July 15, 2004 and will be paid on August 16, 2004, respectively.

The monthly distribution of $0.2025 per share represents a current annualized distribution of $2.43 per share, and an annualized distribution yield of approximately 5.9% based on the last reported sale price of our common stock on the NYSE of $41.03 on August 2, 2004. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be in any future period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves

Realty Income is organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At June 30, 2004, we had cash and cash equivalents totaling $15.0 million.  Typically, the balance of our cash and cash equivalents is less than $5.0 million.  However, some of the proceeds from our Class D preferred stock issuance were being held as cash at the end of the quarter and were subsequently used in the redemption of our Class C preferred shares on July 30, 2004.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facility.

$250 Million Bank Credit Facility

We have a $250 million revolving, unsecured credit facility that expires in October 2005. Realty Income’s current investment grade credit ratings provide for financing under the $250 million credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 90 basis points with a facility fee of 20 basis points, for all-in drawn pricing of 110 basis points over LIBOR.  At August 2, 2004, we had a borrowing capacity of $233.8 million available on our credit facility and an outstanding balance of $16.2 million at an effective interest rate of 2.4%.

The credit facility is expected to be used to acquire additional retail properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk.

We have no mortgage debt on any of our properties.

Universal Shelf Registration of $800 Million

In February 2004, we filed a universal shelf registration statement with the SEC registering the issuance, from time to time, of up to $800 million in aggregate value of common stock, preferred stock and debt securities.  At August 2, 2004, $628.4 million remained available for issuance under our universal shelf registration statement.

Issuance of Common Stock in 2004

In March 2004, we issued 1.6 million shares of common stock. The net proceeds of $68.0 million were used to repay borrowings under our $250 million acquisition credit facility.  The borrowings were used to fund our acquisition of 112 convenience store properties in March 2004.

Issuance of Preferred Stock in 2004

In May 2004, we issued 4.0 million shares of 7-3/8% Class D preferred stock, which raised net proceeds of approximately $96.4 million.  The net proceeds were used to redeem our outstanding Class B and Class C preferred stock, repay borrowings under our $250 million unsecured acquisition credit facility and for other general corporate purposes.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At August 2, 2004, our total outstanding credit facility borrowings and outstanding notes were $496.2 million or approximately 22.3% of our total market capitalization of $2.22 billion. We define our total market capitalization at August 2, 2004 as the sum of:

•                  Shares of our common stock outstanding of 39,632,344 multiplied by the last reported sales price of our common stock on the NYSE of $41.03 per share, or $1.63 billion;

•                  Liquidation value of the Class D preferred stock of $100.0 million;

•                  Outstanding borrowings of $16.2 million on our credit facility; and

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

All of these notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. We have been in compliance with these covenants since each of the notes were issued. As of August 2, 2004, our credit facility balance was $16.2 million and our notes outstanding totaled $480.0 million.

The following table summarizes the maturity of each of our obligations as of June 30, 2004, dollars in millions.

Table of Obligations

Year of Maturity	Credit Facility	Notes	Other (1)	Totals
2004	$—	$—	$10.7	$10.7
2007	—	110.0	—	110.0
2008	—	100.0	—	100.0
2009	—	20.0	—	20.0
2013	—	100.0	—	100.0
2015	—	150.0	—	150.0

Totals	$—	$480.0	$10.7	$490.7

(1) Other consists of estimated unfunded costs on properties under development.

Our credit facility and note obligations are unsecured.  Accordingly, we have not pledged any assets as collateral for these obligations.

Redemption of Class B and Class C Preferred Stock

On June 6, 2004, we redeemed all of the 2,745,700 outstanding shares of our 9-3/8% Class B preferred stock at par ($25 per share).

On July 30, 2004, we redeemed all of the 1,380,000 outstanding shares of our 9-1/2% Class C preferred stock at par ($25 per share).

Preferred Stock Outstanding

In May 2004 we issued 4.0 million shares of 7-3/8% Class D cumulative redeemable preferred stock (the “Class D Preferred”).  Beginning May 27, 2009, the Class D Preferred shares are redeemable at our option for $25.00 per share, plus any accrued and unpaid dividends.  Dividends on the Class D Preferred are paid monthly in arrears.

No Off-Balance Sheet Arrangements or Unconsolidated Investment

Realty Income and its subsidiaries have no unconsolidated or off-balance sheet investments in “variable interest entities” or off-balance sheet financing, nor do we engage in trading activities involving energy or commodity contracts or other derivative instruments.

Distributions

We pay monthly cash distributions to our common stockholders.  During the first six months of 2004 we paid aggregate distributions to our common stockholders of $46.7 million.  The $46.7 million represents a distribution payout ratio of 77.6% of our funds from operations available to common stockholders of $60.2 million.

During the first six months of 2004 we paid aggregate distributions to our Class B preferred stockholders of $2.8 million.

During the first six months of 2004 we paid aggregate distributions to our Class C preferred stockholders of $1.6 million.

We pay monthly cash distributions to our Class D preferred stockholders.  During the second quarter of 2004, we declared distributions to our Class D preferred stockholders of $983,000, which were paid in July.

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

The following is a comparison of our results of operations for the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003.

Rental revenue

Rental revenue was $44.2 million for the second quarter of 2004 versus $35.4 million for the second quarter of 2003, an increase of $8.8 million, or 24.9%.  The increase in rental revenue in the second quarter of 2004 is attributable to:

•                  The 127 retail properties acquired in the first six months of 2004, which generated $2.5 million in the second quarter;

•                  The 242 retail properties acquired in 2003, which generated $6.6 million in the second quarter of 2004 compared to $1.2 million in the second quarter of 2003, an increase of $5.4 million;

•                  Same store rents generated on 1,086 leased properties owned in all of both the second quarters of 2004 and 2003 increased by $557,000, or 1.7%, to $33.55 million from $32.99 million;

•                  An increase in straight-line rent of $28,000 in the second quarter of 2004 as compared to the second quarter of 2003; and.

•                  An increase of $348,000 relating to the aggregate of (i) development properties acquired before 2003 that started paying rent in 2003, (ii) properties that were vacant during part of 2003 or 2004 and (iii) lease termination settlements.  These items totaled $1.3 million in the second quarter of 2004 compared to $952,000 in the same quarter of 2003.

Realty Income acquired 12 retail properties in the second quarter of 2004 and, as a result, our second quarter 2004 operating results included less than a full quarter of rental revenue from these properties.  Accordingly, we anticipate that the contribution to rental revenue from these 12 properties will increase in the third quarter of 2004 because that quarter will include a full three months of rent from these properties.

Rental revenue was $86.0 million for the first six months of 2004 versus $69.8 million for the first six months of 2003, an increase of $16.2 million, or 23.2%.  The increase in rental revenue in the first six months of 2004 is attributable to:

•                  The 127 retail properties acquired in the first six months of 2004, which generated $3.0 million in the first six months;

•                  The 242 retail properties acquired in 2003, which generated $13.0 million in the first six months of 2004 compared to $1.3 million in the first six months of 2003, an increase of $11.7 million;

•                  Same store rents generated on 1,086 leased properties owned in all of both the first six months of 2004 and 2003 increased by $1.4 million, or 2.1%, to $67.18 million from $65.81 million;

•                  An increase in straight-line rent of $109,000 in the first six months of 2004 as compared to the first six months of 2003; and.

•                  An increase of $100,000 relating to the aggregate of (i) development properties acquired before 2003 that started paying rent in 2003, (ii) properties that were vacant during part of 2003 or 2004 and (iii) lease termination settlements.  These items totaled $2.3 million in the first six months of 2004 compared to $2.2 million in the first six months of 2003.

Of the 1,513 properties in the portfolio at June 30, 2004, 1,508, or 99.7%, are single-tenant properties and the remaining properties are multi-tenant properties. Of the 1,508 single-tenant properties, 1,485, or 98.5%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.9 years at June 30, 2004. Of our 1,485 leased single-tenant properties, 1,394, or 93.9%, were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index with adjustment ceilings;

•                  Overage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $99,000 in the second quarter of 2004 compared to $87,000 in the second quarter of 2003, an increase of $12,000.  Percentage rent was $418,000 in the first six months of 2004 compared to $124,000 in the first six months of 2003, an increase of $294,000.  Percentage rent in the first six months of 2004 was less than 1% of rental revenue and we anticipate percentage rent to continue to be less than 1% of rental revenue in 2004.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At June 30, 2004, our portfolio of 1,513 retail properties was 98.4% leased with 24 properties available for lease, one of which is a multi-tenant property. Transactions to lease or sell 11 of the 24 properties available for lease at June 30, 2004 were underway or completed as of August 2, 2004. We anticipate these transactions to be completed during the next six months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Interest Expense

Interest expense was $2.0 million higher in the second quarter of 2004 than in the second quarter of 2003 due to higher average outstanding balances. Interest expense was $4.6 million higher in the first six months of 2004 than in the first six months of 2003 due to higher average outstanding balances. The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended 6/30/04	Three months ended 6/30/03	Six months ended 6/30/04	Six months ended 6/30/03
Interest on our credit facility and notes	$8,078	$6,131	$16,208	$11,566
Interest included in discontinued operations from real estate acquired for resale by Crest	(164)	(72)	(393)	(149)
Amortization of settlements on treasury lock agreements	189	189	378	378
Credit facility commitment fees	127	127	253	253
Amortization of credit facility origination costs and deferred bond financing costs	408	365	815	704
Interest capitalized	(133)	(194)	(274)	(319)

Interest expense	$8,505	$6,546	$16,987	$12,433

Credit facilities and notes outstanding	Three months ended 6/30/04	Three months ended 6/30/03	Six months ended 6/30/04	Six months ended 6/30/03
Average outstanding balances (in thousands)	$495,766	$365,350	$500,742	$351,653
Average interest rates	6.55%	6.73%	6.51%	6.63%

At August 2, 2004, the weighted average interest rate on our:

•                  Credit facility borrowings of $16.2 million was 2.4%;

•                  Notes payable of $480 million was 6.7%; and

•                  Combined outstanding credit facility and notes of $496.2 million was 6.6%.

Our notes payable were all issued at fixed interest rates and are not subject to fluctuations in interest rates.  Interest on credit facility borrowings are subject to fluctuations in interest rates.

Interest Coverage Ratio

Our interest coverage ratio for the three months ended June 30, 2004 and 2003 was 5.2 times and 5.0 times, respectively.  For the six months ended June 30, 2004 and 2003, our interest coverage ratio was 5.1 times and 5.2 times, respectively.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities to our interest coverage amount (dollars in thousands):

	Three months ended 6/30/04	Three months ended 6/30/03	Six months ended 6/30/04	Six months ended 6/30/03
Net cash provided by operating activities	$51,651	$25,827	$103,958	$56,818
Interest expense	8,505	6,546	16,987	12,433
Interest expense included in discontinued operations (1)	164	72	393	149
Income taxes	191	136	344	271
Income taxes included in discontinued operations (1)	1,325	120	2,791	151
Investment in real estate acquired for resale (1)	2,815	2,550	13,181	3,776
Proceeds from sales of real estate acquired for resale (1)	(26,563)	(1,503)	(57,611)	(4,250)
Gain on sales of real estate acquired for resale by Crest (1)	3,883	296	7,992	572
Amortization of deferred stock compensation	(354)	(237)	(702)	(455)
Amortization of stock option costs	(3)	(3)	(7)	(6)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,139)	(760)	(2,537)	(2,446)
Accounts payable, accrued expenses and other liabilities	4,504	189	3,736	(1,189)

Interest coverage amount	$44,979	$33,233	$88,525	$65,824

Divided by interest expense (2)	$8,669	$6,618	$17,380	$12,582

Interest coverage ratio	5.2	5.0	5.1	5.2

(1)          Crest Net activities.

(2)          Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Fixed Charge Coverage Ratio

Our fixed charge coverage ratio for the three months ended June 30, 2004 and 2003 was 3.9 times and 3.7 times, respectively.  For the six months ended June 30, 2004 and 2003, our fixed charge coverage ratio was 3.9 times and 3.8 times, respectively.  Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	Three months ended 6/30/04	Three months ended 6/30/03	Six months ended 6/30/04	Six months ended 6/30/03
Interest coverage amount	$44,979	$33,233	$88,525	$65,824

Divided by interest expense plus preferred stock dividends (1)	$11,651	$9,046	$22,790	$17,438

Fixed charge coverage ratio	3.9	3.7	3.9	3.8

(1) Excludes the Class B Preferred non-cash charge for excess of redemption value over carrying value of preferred shares redeemed of $2,360 in the second quarter and six months ended June 30, 2004.

Depreciation and Amortization

Depreciation and amortization was $10.2 million in the second quarter of 2004 versus $8.1 million in the second quarter of 2003.  Depreciation and amortization was $19.9 million in the first six months of 2004 versus $15.9 million in the first six months of 2003.  The increase in depreciation and amortization was due to the acquisition of properties in 2003 and 2004, which was partially offset by property sales in these years.

General and Administrative Expenses

General and administrative expenses increased by $624,000 to $3.3 million in the second quarter of 2004 versus $2.6 million in the second quarter of 2003.  In the second quarter of 2004, general and administrative expenses as a percentage of total revenue decreased to 7.3% as compared to 7.4% in the second quarter of 2003.  General and administrative expenses increased primarily due to increases in costs of corporate insurance, payroll, employee benefits, corporate governance and Sarbanes-Oxley compliance.

General and administrative expenses increased by $1.2 million to $6.4 million in the first six months of 2004 versus $5.2 million in the first six months of 2003.  In the first six months of 2004, general and administrative expenses as a percentage of total revenue decreased to 7.4% as compared to 7.5% in the first six months of 2003.  General and administrative expenses increased primarily due to increases in corporate insurance, payroll and staffing costs.

As our property portfolio has grown and continues to grow, we have increased, and anticipate that we will continue to increase, the level of our staffing. We expect general and administrative expenses to continue to increase due to costs attributable to payroll, staffing costs and corporate governance. We anticipate that our rental revenue will increase at a faster rate in 2004 than our general and administrative expenses.

We had 60 employees at August 1, 2004 compared to 56 at August 1, 2003.  At August 1, 2004, Realty Income also employed six part-time and one full-time contract workers.

Property Expenses

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At June 30, 2004, 24 properties were available for lease, as compared to 26 at December 31, 2003 and 16 at June 30, 2003.

Property expenses were $801,000 in the second quarter of 2004 and $566,000 in the second quarter of 2003. Property expenses were $1.5 million in the first six months of 2004 and $1.2 million in the first six months of 2003. The $372,000 increase in property expenses in the first six months of 2004 is primarily attributable to an increase in costs associated with vacant properties.

Income Taxes

Income taxes were $191,000 in the second quarter of 2004 and $344,000 in the first six months of 2004 as compared to $136,000 in the second quarter of 2003 and $271,000 in the first six months of 2003.  The increase in 2004 is due to an increase in rental revenue causing higher state income tax expense.

In addition, Crest Net incurred state and federal income taxes of $1.3 million in the second quarter of 2004 and $2.8 million in the first six months of 2004 as compared to $120,000 in the second quarter of 2003 and $151,000 in the first six months of 2003.  These amounts are included in “income from discontinued operations from real estate acquired for resale by Crest.”

Discontinued Operations

Crest Net acquires properties with the intention of reselling them rather than holding them as investments and operating the properties.  Consequently, we classify properties acquired by Crest Net as held for sale at the date of acquisition and do not depreciate them.  The operations of Crest Net’s properties are classified as “income from discontinued operations, real estate acquired for resale by Crest.”

The following is a summary of Crest Net’s “income from discontinued operations, real estate acquired for resale” for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

Crest Net’s income from discontinued operations, real estate acquired for resale	Three months ended 6/30/04	Three months ended 6/30/03	Six months ended 6/30/04	Six months ended 6/30/03
Gain on sales of real estate acquired for resale	$3,883	$296	$7,992	$572
Rental revenue	614	134	1,614	220
Other revenue	—	—	—	9
Interest expense	(164)	(72)	(393)	(149)
General and administrative expense	(122)	(71)	(247)	(243)
Property expenses	(7)	(10)	(15)	(16)
Income taxes	(1,325)	(120)	(2,791)	(151)

Income from discontinued operations, real estate acquired for resale by Crest	$2,879	$157	$6,160	$242

Per common share, basic and diluted	$0.07	$0.00	$0.16	$0.01

Realty Income’s operations from eight properties listed as held for sale at June 30, 2004, plus properties sold in 2003 and 2004 have been classified as discontinued operations.  The following is a summary of our discontinued operations from real estate held for investment for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

Realty Income’s discontinued operations from real estate held for investment	Three months ended 6/30/04	Three months ended 6/30/03	Six months ended 6/30/04	Six months ended 6/30/03
Gain on sales of investment properties	$2,228	$2,550	$3,678	$2,716
Rental revenue	173	823	504	1,967
Other revenue	35	15	41	41
Depreciation and amortization	(29)	(232)	(101)	(495)
Property expenses	(76)	(162)	(160)	(245)
Provision for impairment	—	—	—	(500)
Income from discontinued operations, real estate held for investment	$2,331	$2,994	$3,962	$3,484

Per common share, basic and diluted	$0.06	$0.09	$0.10	$0.10

The following is a summary of our total discontinued operations for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

Realty Income and Crest Net’s Income from discontinued operations	Three months ended 6/30/04	Three months ended 6/30/03	Six months ended 6/30/04	Six months ended 6/30/03
Real estate acquired for resale by Crest	$2,879	$157	$6,160	$242
Real estate held for investment	2,331	2,994	3,962	3,484

Income from discontinued operations	$5,210	$3,151	$10,122	$3,726

Per common share, basic and diluted	$0.13	$0.09	$0.26	$0.11

Gain on Sales of Real Estate Acquired for Resale by Crest Net
(included in discontinued operations)

In the second quarter of 2004, Crest Net sold 16 properties for $26.6 million, which resulted in a gain of $3.9 million. In the second quarter of 2003, Crest Net sold one property for $1.5 million, which resulted in a gain of $296,000.  All gains on sales of real estate acquired for resale are reported before income taxes.

In the first six months of 2004, Crest Net sold 35 properties for $57.6 million, which resulted in a gain of $8.0 million. In the first six months of 2003, Crest Net sold three properties for $4.2 million, which resulted in a gain of $572,000.

At June 30, 2004, Crest Net had $16.6 million invested in 16 properties, which are held for sale. Our goal is for Crest Net to carry an average inventory of $20 to $25 million in real estate.  Crest Net generates an earnings spread on the difference between the lease payments it receives on the properties held in inventory and the cost of capital used to acquire properties.  It is our belief that at this level of inventory, earnings will exceed the ongoing expenses of Crest Net.

Gain on Sales of Investment Properties by Realty Income
(included in discontinued operations)

In the second quarter of 2004, we sold nine investment properties for a total of $5.7 million and recognized a gain of $2.2 million. In the second quarter of 2003, we sold 10 investment properties for a total of $5.5 million and recognized a gain of $2.6 million.

In the first six months of 2004, we sold 18 investment properties for a total of $11.7 million and recognized a gain of $3.7 million. In the first six months of 2003, we sold 14 investment properties and three excess land parcels (from three properties) for a total of $9.7 million and recognized a gain of $2.7 million.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At June 30, 2004, we classified real estate with a carrying amount of $24.6 million as held for sale, which includes $16.6 million in properties owned by Crest Net.  Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $15 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Provision for Impairment
(included in discontinued operations)

No provision for impairment was recorded in the second quarter of 2004 or 2003 or the first six months of 2004.  A $500,000 provision for impairment was recorded in the first six months of 2003.

Preferred stock dividends and Redemption Charge

We paid or declared preferred stock dividends of $3.0 million in the second quarter of 2004 and $5.4 million in the first six months of 2004.  We paid or declared preferred stock dividends of $2.4 million in the second quarter of 2003 and $4.8 million in the first six months of 2003.  The increase in 2004 is due to the issuance of our Class D preferred stock in May 2004, which was partially offset by the redemption of our Class B preferred stock in June 2004.

When our Class B preferred stock was redeemed, we incurred a non-cash charge of $2.4 million for the excess of redemption value over the carrying value.  The $2.4 million represents the Class B preferred stock original issuance costs that were paid in 1999 and equates to $0.06 per diluted share in the second quarter and first six months of 2004.

Net income available to common stockholders

Net income available to common stockholders in the second quarter of 2004 increased by $3.2 million, or 17.6%, to $21.4 million as compared to $18.2 million in the second quarter of 2003.  Net income available to common stockholders in the first six months of 2004 increased by $10.1 million, or 29.9%, to $43.9 million as compared to $33.8 million in the first six months of 2003.

Net income available to common stockholders includes gains and losses from the sale of investment properties. The amount of gains and losses varies from period to period, based on the timing of property sales, and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during the second quarter and first six months of 2004 was $2.2 million and $3.7 million, respectively, as compared to the second quarter and first six months of 2003 of $2.6 million and $2.7 million, respectively.

FUNDS FROM OPERATIONS (FFO)
AVAILABLE TO COMMON STOCKHOLDERS

FFO for the second quarter of 2004 increased by $5.5 million, or 23.0%, to $29.4 million as compared to $23.9 million in the second quarter of 2003. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO.  Also presented is information regarding distributions paid to common stockholders and the diluted weighted average number of shares outstanding for the second quarter and first six months of 2004 and 2003 (dollars in thousands, except per share amounts):

	Three months ended 6/30/04	Three months ended 6/30/03	Six months ended 6/30/04	Six months ended 6/30/03
Net income available to common stockholders	$21,446	$18,162	$43,868	$33,767
Depreciation and amortization:
Continuing operations	10,205	8,087	19,948	15,918
Discontinued operations	29	232	101	495
Depreciation of furniture, fixtures and equipment	(29)	(28)	(58)	(57)
Gain on sales of investment properties	(2,228)	(2,550)	(3,678)	(2,716)

Total funds from operations	$29,423	$23,903	$60,181	$47,407

FFO per common share, basic and diluted	$0.74	$0.68	$1.55	$1.35

Distributions paid to common stockholders	$23,922	$20,612	$46,725	$41,062

FFO in excess of distributions to common stockholders	$5,501	$3,291	$13,456	$6,345
Diluted weighted average number of shares outstanding	39,661,590	35,059,608	38,911,093	35,032,944

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

(in thousands)	Three months ended 6/30/04	Three months ended 6/30/03	Six months ended 6/30/04	Six months ended 6/30/03
Class B preferred stock non-cash charge (1)	$2,360	$—	$2,360	$—
Provision for impairment	—	—	—	500
Amortization of settlements on treasury lock agreements(2)	189	189	378	378
Amortization of deferred note financing costs(3)	228	183	456	337
Amortization of stock compensation	358	238	709	461
Straight line rent(4)	(17)	11	52	161
Capitalized leasing costs and commissions	(75)	(119)	(229)	(181)
Capitalized building improvements	(378)	(112)	(587)	(132)

(1) Represents the Class B preferred stock non-cash charge of $2.4 million for the excess of redemption value over the carrying value.

(2) The settlements on the treasury lock agreements resulted from an interest rate risk prevention strategy that was used by the Company in 1997 and 1998 that correlated to pending issuances of senior note securities.  We have not employed this strategy when issuing senior note securities since 1998.

(3) Amortization of deferred note financing costs includes the amortization of costs incurred and capitalized when our notes were issued in May 1997, October 1998, January 1999, March 2003 and November 2003. These costs are being amortized over the lives of these notes. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

(4) Our straight-line rent was less than our actual cash rent collected by the amounts indicated in all but the second quarter of 2004.

PROPERTY PORTFOLIO INFORMATION

At June 30, 2004, we owned a diversified portfolio:

•                  Of 1,513 retail properties;

•                  With an occupancy rate of 98.4%, or 1,489 properties occupied of the 1,513 properties in the portfolio;

•                  Leased to 88 different retail chains doing business in 29 separate retail industries;

•                  Located in 48 states;

•                  With over 11.6 million square feet of leasable space; and

•                  With an average leasable retail space of 7,700 square feet.

In addition to our real estate portfolio at June 30, 2004, our subsidiary, Crest Net had invested $16.6 million in a portfolio of 16 retail properties located in 10 states. These properties are held for sale.

At June 30, 2004, 1,485 or 98.1%, of our 1,513 retail properties were owned under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

The following table sets forth certain information regarding our properties classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue (1)
	For the
	Quarter
	Ended
	June 30,	For the Years Ended December 31,
29 Industries	2004	2003	2002	2001	2000	1999	1998
Apparel stores	1.7%	2.1%	2.3%	2.4%	2.4%	3.8%	4.1%
Automotive collision services	0.9	0.3	—	—	—	—	—
Automotive parts	3.6	4.5	4.9	5.7	6.0	6.3	6.1
Automotive services	7.3	8.3	7.0	5.7	5.8	6.6	7.5
Automotive tire services	7.7	3.1	2.7	2.6	2.3	2.3	1.7
Book stores	0.4	0.4	0.4	0.4	0.5	0.5	0.6
Business services	0.1	0.1	0.1	0.1	0.1	0.1	*
Child care	14.3	17.8	20.8	23.9	24.7	25.3	29.2
Consumer electronics	2.5	3.0	3.3	4.0	4.9	4.4	5.4
Convenience stores	20.5	13.3	9.1	8.4	8.4	7.2	6.1
Crafts and novelties	0.5	0.6	0.4	0.4	0.4	0.4	*
Drug stores	0.1	0.2	0.2	0.2	0.2	0.2	0.1
Entertainment	2.3	2.6	2.3	1.8	2.0	1.2	—
Equipment rental services	0.3	0.2	—	—	—	—	—
General merchandise	0.4	0.5	0.5	0.6	0.6	0.6	*
Grocery stores	0.8	0.4	0.5	0.6	0.6	0.5	*
Health and fitness	3.9	3.8	3.8	3.6	2.4	0.6	0.1
Home furnishings	4.0	4.9	5.4	6.0	5.8	6.5	7.8
Home improvement	1.0	1.1	1.2	1.3	2.0	3.6	*
Motor vehicle dealerships	0.1	—	—	—	—	—	—
Office supplies	1.6	1.9	2.1	2.2	2.3	2.6	3.0
Pet supplies and services	1.4	1.7	1.7	1.6	1.5	1.1	0.6
Private education	1.1	1.2	1.3	1.5	1.4	1.2	0.9
Restaurants	9.5	11.8	13.5	12.2	12.3	13.3	16.2
Shoe stores	0.7	0.9	0.8	0.7	0.8	1.1	0.8
Sporting goods	3.3	3.8	4.1	0.9	—	—	—
Theaters	3.4	4.1	3.9	4.3	2.7	0.6	—
Travel plazas	0.4	0.3	—	—	—	—	—
Video rental	2.8	3.3	3.3	3.7	3.9	4.3	3.8
Other	3.4	3.8	4.4	5.2	6.0	5.7	6.0

Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

* Less than 0.1%

(1)            Includes rental revenue for all properties owned by Realty Income at the end of each period presented (including revenue from properties reclassified to discontinued operations) and excludes properties owned by our subsidiary, Crest Net.

The following table sets forth certain information regarding the properties owned by Realty Income at June 30, 2004, classified according to the retail business types and the level of services they provide (dollars in thousands):

Industry	Number of Properties (1)	Rental Revenue for the Quarter Ended June 30, 2004 (2)	Percentage of Rental Revenue

Tenants Providing Services
Automotive collision services	9	$402	0.9%
Automotive services	187	3,227	7.3
Child care	285	6,361	14.3
Entertainment	9	999	2.3
Equipment rental services	2	133	0.3
Health and fitness	10	1,719	3.9
Private education	6	492	1.1
Theaters	11	1,513	3.4
Other	9	1,512	3.4
	528	16,358	36.9

Tenants Selling Goods and Services
Automotive parts (with installation)	30	583	1.3
Automotive tire services	104	3,405	7.7
Business services	1	32	0.1
Convenience stores	382	9,112	20.5
Home improvement	1	25	0.1
Motor vehicle dealerships	3	64	0.1
Pet supplies and services	8	542	1.2
Restaurants	206	4,219	9.5
Travel plazas	1	167	0.4
Video rental	34	1,235	2.8
	770	19,384	43.7

Tenants Selling Goods
Apparel stores	5	775	1.7
Automotive parts	73	1,020	2.3
Book stores	2	153	0.4
Consumer electronics	34	1,108	2.5
Crafts and novelties	4	211	0.5
Drug stores	1	61	0.1
General merchandise	11	172	0.4
Grocery stores	6	337	0.8
Home furnishings	38	1,783	4.0
Home improvement	14	404	0.9
Office supplies	9	716	1.6
Pet supplies	2	81	0.2
Shoe stores	4	313	0.7
Sporting goods	12	1,483	3.3
	215	8,617	19.4
TOTALS	1,513	$44,359	100.0%

(1)  Excludes properties owned by our subsidiary, Crest Net.

(2)  Includes rental revenue for all properties owned by Realty Income at June 30, 2004 (including revenue from properties reclassified to discontinued operations of $117).

Of the 1,513 properties in the portfolio at June 30, 2004, 1,508 were single-tenant properties with the remaining properties being multi-tenant properties.  At June 30, 2004, 1,485 of the 1,508 single-tenant properties, or 98.5%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.9 years.

The following table sets forth certain information regarding the timing of the initial lease term expirations (excluding rights to extend a lease at the option of the tenant) on our 1,485 net-leased, single-tenant retail properties at June 30, 2004 (dollars in thousands):

Years	Number of Leases Expiring(1)	Rental Revenue For the Quarter Ended June 30, 2004 (2)	Percentage of Rental Revenue
2004	81	$1,717	4.0%
2005	74	1,360	3.2
2006	90	2,046	4.8
2007	116	2,062	4.8
2008	97	2,043	4.8
2009	69	1,567	3.7
2010	38	875	2.1
2011	40	1,407	3.3
2012	44	1,357	3.2
2013	74	3,298	7.7
2014	45	1,842	4.3
2015	38	1,027	2.4
2016	14	384	0.9
2017	19	1,480	3.5
2018	21	659	1.5
2019	82	3,060	7.2
2020	52	1,876	4.4
2021	130	4,334	10.2
2022	96	2,464	5.8
2023	233	6,357	15.0
2024	19	346	0.8
2026	3	104	0.2
2028	2	54	0.1
2033	3	358	0.8
2034	2	208	0.5
2037	3	338	0.8

Totals	1,485	$42,623	100.0%

(1)  Excludes properties owned by our subsidiary, Crest Net.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)  Includes rental revenue of $117 from properties reclassified to discontinued operations and excludes revenue of $1,736 from four multi-tenant properties and from 24 vacant and unleased properties (one of which is a multi-tenant property) at June 30, 2004.

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of June 30, 2004 (dollars in thousands):

State	Number of Properties (1)	Percent Leased	Approximate Leasable Square Feet (1)	Rental Revenue For the Quarter Ended June 30, 2004 (2)	Percentage of Rental Revenue
Alabama	17	100%	145,600	$386	0.9%
Alaska	2	100	128,500	251	0.6
Arizona	71	99	338,600	1,842	4.1
Arkansas	8	88	48,800	245	0.6
California	61	100	1,057,100	3,919	8.8
Colorado	42	100	300,200	1,095	2.4
Connecticut	16	100	245,600	926	2.1
Delaware	16	100	29,100	338	0.8
Florida	127	99	1,309,000	4,868	11.0
Georgia	99	99	606,300	2,439	5.5
Idaho	11	100	52,000	190	0.4
Illinois	44	98	358,000	1,255	2.8
Indiana	27	96	150,100	533	1.2
Iowa	9	100	57,600	161	0.4
Kansas	22	86	201,300	554	1.2
Kentucky	13	100	43,600	290	0.7
Louisiana	14	100	65,200	289	0.6
Maryland	24	100	207,600	1,120	2.5
Massachusetts	37	100	203,100	1,002	2.3
Michigan	13	100	81,600	298	0.7
Minnesota	20	100	235,400	532	1.2
Mississippi	22	95	174,500	436	1.0
Missouri	33	100	228,100	674	1.5
Montana	2	100	30,000	74	0.2
Nebraska	10	100	91,200	308	0.7
Nevada	10	100	102,300	415	0.9
New Hampshire	9	100	55,200	277	0.6
New Jersey	25	100	132,100	1,058	2.4
New Mexico	6	100	48,800	98	0.2
New York	26	100	270,600	1,443	3.3
North Carolina	50	100	267,900	1,313	3.0
North Dakota	1	100	22,000	16	*
Ohio	75	100	504,100	1,864	4.2
Oklahoma	17	100	94,300	357	0.8
Oregon	17	100	253,300	531	1.2
Pennsylvania	68	100	380,500	1,877	4.2
Rhode Island	1	100	3,500	29	0.1
South Carolina	56	96	163,500	1,176	2.7
South Dakota	1	100	6,500	24	0.1
Tennessee	98	100	462,400	2,183	4.9
Texas	172	95	1,631,300	4,342	9.8
Utah	6	100	35,100	99	0.2
Vermont	1	100	2,500	22	*
Virginia	55	100	412,600	2,073	4.7
Washington	38	97	250,900	685	1.5
West Virginia	2	100	16,800	40	0.1
Wisconsin	16	88	162,300	351	0.8
Wyoming	3	100	14,900	61	0.1
Totals/Average	1,513	98%	11,681,500	$44,359	100.0%

* Less than 0.1%

(1)  Excludes properties owned by our subsidiary, Crest Net.

(2)  Includes rental revenue for all properties owned by Realty Income at June 30, 2004 (including revenue from properties reclassified to discontinued operations of $117).

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

Approximately 98.1%, or 1,485, of the 1,513 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property costs and expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

OTHER INFORMATION

Realty Income and Crest Net together had 60 employees as of August 1, 2004.  At August 1, 2004, Realty Income also employed six part-time and one full-time contract workers.

Realty Income’s common stock is listed on the NYSE under the ticker symbol “O”, our central index key, or CIK, number is 726728 and cusip number is 756109-104.

Realty Income’s 7 3/8% Class D cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol “OprD” and its cusip number is 756109-609.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at June 30, 2004. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes at June 30, 2004 (dollars in table in millions):

	Expected Maturity Data						Fair
	2005	2007	2008	2009	Thereafter	Total	Value(6)
Fixed rate debt	$—	$110.0(2)	$100.0(3)	$20.0(4)	$250.0(5)	$480.0	$491.4
Average interest rate		7.8%	8.3%	8.0%	5.5%	6.7%
Variable rate debt	—(1)	—	—	—	—	$0.0	$0.0
Average interest rate	—%					—%

(1) The credit facility expires in October 2005.  The credit facility balance as of August 2, 2004 was $16.2 million.

(2) $110 million matures in May 2007.

(3) $100 million matures in October 2008.

(4) $20 million matures in January 2009.

(5) $100 million matures in March 2013 and $150 million matures in November 2015.

(6) We base the fair value of the fixed rate debt on the closing market price or indicative price per each note as of the end of the quarter. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

The table incorporates only those exposures that exist as of June 30, 2004; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

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

PART II.                                                OTHER INFORMATION

Item 4.                                                           Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 11, 2004. One proposal was considered.  The election of two directors to hold office for three years or until their successors are elected and qualified.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

All of management’s nominees for directors as listed in the proxy statement were elected with the following vote:

	Year Term Expires	Shares Voted For	Authority to Vote Withheld
Roger P. Kuppinger	2007	33,275,430	430,177
Michael D. McKee	2007	33,496,011	209,596

The following directors were not elected at the meeting but have terms continuing after the meeting, as set forth below:

Year Term Expires
Donald R. Cameron	2005
Willard H. Smith, Jr.	2005
William E. Clark, Jr.	2006
Thomas A. Lewis	2006
Kathleen R. Allen	2006

Item 6.                                                           Exhibits And Reports On Form 8-K

A.  Exhibits:

Exhibit No.	Description

Articles of Incorporation and By-Laws

3.1	Articles of Incorporation of the Company (filed as Appendix B to the Company’s Proxy Statement dated March 28, 1997 (“1997 Proxy Statement”) and incorporated herein by reference).

3.2	Bylaws of the Company (filed as Appendix C to the Company’s 1997 Proxy Statement and incorporated herein by reference).

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

3.7

Articles Supplementary to the Articles of Incorporation of Realty Income Corporation classifying and designating the Class D Preferred Stock (filed as exhibit 3.8 to the Company’s Form 8-A filed on May 25, 2004 and incorporated herein by reference).

Instruments defining the rights of security holders, including indentures

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

Certifications

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

A Form 8-K dated April 28, 2004, filed on May 5, 2004, reported certain financial and property information.

A Form 8-K dated May 6, 2004, filed on May 25, 2004, reported that the Company entered into purchase agreement with Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC as representatives of the underwriters (the “Underwriters”), pursuant to which the Company agreed to issue and sell 4,000,000 shares of its 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock at $25.00 per share.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

/s/ GREGORY J. FAHEY
Date: August 5, 2004	Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)