Form 10-Q
period 2004-09-30
REALTY INCOME CORP
filed 2004-11-03
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004, or

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

(760) 741-2111

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒  NO  ☐

There were 39,650,715 shares of common stock outstanding as of November 1, 2004.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES  ☒   NO  ☐

REALTY INCOME CORPORATION

Form 10-Q

September 30, 2004

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1:	Financial Statements

Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements .
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

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

(dollars in thousands, except per share data)

	2004	2003
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$612,129	$557,288
Buildings and improvements	1,051,450	975,894
	1,663,579	1,533,182
Less accumulated depreciation and amortization	(293,190)	(272,647)
Net real estate held for investment	1,370,389	1,260,535
Real estate held for sale, net	27,740	60,110
Net real estate	1,398,129	1,320,645
Cash and cash equivalents	8,483	4,837
Accounts receivable	2,614	3,950
Goodwill	17,206	17,206
Other assets	11,212	13,619
Total assets	$1,437,644	$1,360,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$8,980	$7,582
Accounts payable and accrued expenses	12,021	11,479
Other liabilities	5,313	7,030
Line of credit payable	43,400	26,400
Notes payable	480,000	480,000
Total liabilities	549,714	532,491

Commitments and contingencies
Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000 shares authorized, 4,000,000 and 4,125,700 shares issued and outstanding in 2004 and 2003, respectively	96,429	99,368
Common stock and paid in capital, par value $1.00 per share, 100,000,000 shares authorized, 39,649,842 and 37,909,086 shares issued and outstanding in 2004 and 2003, respectively	1,038,767	969,030
Distributions in excess of net income	(247,266)	(240,632)
Total stockholders’ equity	887,930	827,766
Total liabilities and stockholders’ equity	$1,437,644	$1,360,257

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three and nine months ended September 30, 2004 and 2003

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended 9/30/04	Three Months Ended 9/30/03	Nine Months Ended 9/30/04	Nine Months Ended 9/30/03

REVENUE
Rental	$44,093	$36,052	$129,447	$105,223
Other	19	219	779	316
	44,112	36,271	130,226	105,539

EXPENSES
Interest	8,553	6,578	25,540	19,011
Depreciation and amortization	10,283	8,082	30,080	23,852
General and administrative	3,202	2,544	9,623	7,755
Property	795	655	2,297	1,819
Income taxes	177	114	521	385
	23,010	17,973	68,061	52,822
Income from continuing operations	21,102	18,298	62,165	52,717
Income from discontinued operations:
Real estate acquired for resale by Crest	1,096	224	7,256	467
Real estate held for investment	3,005	1,807	7,420	5,768
	4,101	2,031	14,676	6,235
Net income	25,203	20,329	76,841	58,952
Preferred stock:
Preferred stock cash dividends	(1,800)	(2,428)	(7,211)	(7,285)
Excess of redemption value over carrying value of preferred shares redeemed (see note 9C and 9D)	(1,415)	—	(3,774)	—
Net income available to common stockholders	$21,988	$17,901	$65,856	$51,667

Income from continuing operations per common share:
Basic and diluted	$0.45	$0.45	$1.31	$1.30
Net income per common share:
Basic	$0.55	$0.51	$1.68	$1.48
Diluted	$0.55	$0.51	$1.68	$1.47

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2004 and 2003

(dollars in thousands)

(unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76,841	$58,952
Adjustments to net income:
Depreciation and amortization	30,080	23,852
Income from discontinued operations:
Real estate acquired for resale by Crest	(7,256)	(467)
Real estate held for investment	(7,420)	(5,768)
Cash from discontinued operations:
Real estate acquired for resale by Crest	(2,292)	(421)
Real estate held for investment	1,299	3,400
Investment in real estate acquired for resale by Crest	(21,056)	(29,503)
Proceeds from sales of real estate acquired for resale by Crest	66,669	5,149
Amortization of deferred stock compensation	1,064	698
Amortization of stock option costs	11	9
Change in assets and liabilities:
Accounts receivable and other assets	3,598	2,730
Accounts payable, accrued expenses and other liabilities	288	2,209
Net cash provided by operating activities	141,826	60,840

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties	19,798	11,955
Acquisition of and additions to investment properties	(158,595)	(92,261)
Net cash used in investing activities	(138,797)	(80,306)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	229,300	178,400
Payments under lines of credit	(212,300)	(192,800)
Proceeds from preferred stock offerings, net of offering costs of $3,571	96,429	—
Proceeds from common stock offerings, net of offering costs of $3,682	67,918	—
Redemption of preferred stock	(103,143)	—
Cash distributions to common stockholders	(71,399)	(61,812)
Cash dividends to preferred stockholders	(6,904)	(7,285)
Proceeds from notes issued, net of costs of $28 in 2004 and $1,494 in 2003	(28)	98,506
Proceeds from other common stock issuances	744	1,245
Net cash provided by financing activities	617	16,254
Net increase (decrease) in cash and cash equivalents	3,646	(3,212)
Cash and cash equivalents, beginning of period	4,837	8,921
Cash and cash equivalents, end of period	$8,483	$5,709

For supplemental disclosures, see note 11.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

At September 30, 2004, we owned 1,537 properties in 48 states containing over 11.8 million leasable square feet, plus an additional 16 properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest Net”). Crest Net was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges, under Section 1031 of the Internal Revenue Code of 1986, as amended.

2.                   Summary of Significant Accounting Policies and Procedures

The accompanying consolidated financial statements include the accounts of Realty Income, Crest Net and other entities for which we make operating and financial decisions (control), after elimination of all material intercompany balances and transactions.  All of Realty Income and Crest Net’s subsidiaries are wholly-owned.

Our credit facility and note obligations are unsecured and accordingly, we have not pledged any assets as collateral for these or any other obligations.

3.                   Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators. Generally, we do not acquire properties with in-place operating leases, nor other forms of intangible assets.

A.  During the first nine months of 2004, Realty Income and Crest Net in the aggregate invested $178.0 million in 182 new retail properties and properties under development.  These 182 properties are located in 15 states, will contain approximately 685,000 leasable square feet, and are 100% leased with an average initial lease term of 17.3 years.

In comparison, during the first nine months of 2003, Realty Income and Crest Net in the aggregate invested $124.3 million in 91 new retail properties and properties under development.  These 91 properties are located in 16 states, with approximately 623,000 leasable square feet, and are 100% leased with an average initial lease term of 19.9 years.

B.  During the first nine months of 2004, Realty Income invested $156.5 million in 160 new retail properties and properties under development with an initial weighted average contractual lease rate of 9.6%.  These 160 properties are located in 14 states, will contain over 626,000 leasable square feet, and are 100% leased with an average initial lease term of 17.3 years.  The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.

In comparison, during the first nine months of 2003, Realty Income invested $94.7 million in 78 new retail properties and properties under development with an initial weighted average contractual lease rate of 10.7%.

These 78 properties are located in 13 states, contain approximately 439,600 leasable square feet, and are 100% leased with an average initial lease term of 19.9 years.

C.  During the first nine months of 2004, Crest Net invested $21.5 million in 22 new retail properties and properties under development.

In comparison, during the first nine months of 2003, Crest Net invested $29.6 million in 13 new retail properties and properties under development.

D.  Crest Net’s property inventory consisted of 16 properties with a total investment of $17.7 million at September 30, 2004 and 37 properties with a total investment of $53.3 million at December 31, 2003..  These amounts are included on our consolidated balance sheets in real estate held for sale, net.

4.                   Common Stock Offering

In March 2004, we issued 1.6 million shares of common stock. The net proceeds of $67.9 million were used to repay a portion of our acquisition credit facility borrowings, which was used to acquire 112 retail properties in March.

5.                   Preferred Stock Offerings

In May 2004, we issued 4.0 million shares of 7.375% Monthly Income Class D cumulative redeemable preferred stock, with a liquidation value of $25 per share.  All of these shares are outstanding.  The net proceeds of $96.4 million from this issuance were used to redeem a portion of the outstanding Class B and Class C preferred stock, repay borrowings outstanding under our $250 million acquisition credit facility and for other general corporate purposes.  Beginning May 27, 2009, the Class D preferred shares are redeemable at our option for $25.00 per share.  Dividends of $0.1536459 per share are paid monthly in arrears on the Class D preferred stock.

On October 19, 2004, we issued an additional 1.1 million shares of Class D preferred stock for $25.4311 per share.  The net proceeds of $27.6 million, before expenses, were used to repay borrowings under our $250 million acquisition credit facility.

6.                   Gain on Sales of Real Estate Acquired for Resale by Crest Net
(included in discontinued operations)

During the third quarter of 2004, Crest Net sold eight properties for $9.1 million, which resulted in a gain of $1.6 million.  In comparison, during the third quarter of 2003, Crest Net sold one property for $2.8 million, which resulted in a gain of $316,000.  As part of the sale in the third quarter of 2003, Crest Net provided buyer financing in the form of a $1.9 million promissory note.  This note was paid in full in October 2003.  All gains on sales are reported before income taxes.

During the first nine months of 2004, Crest Net sold 43 properties for $66.7 million, which resulted in a gain of $9.5 million.  In comparison, during the first nine months of 2003, Crest Net sold four properties for $7.1 million, which resulted in a gain of $888,000.

7.                   Gain on Sales of Investment Properties by Realty Income
(included in discontinued operations)

During the third quarter of 2004, we sold nine investment properties and a portion of land from one property for $8.9 million, which resulted in a gain of $2.8 million.  In comparison, during the third quarter of 2003, we sold seven investment properties for $4.0 million, which resulted in a gain of $1.1 million.

During the first nine months of 2004, we sold 27 investment properties and a portion of land from one property for $20.6 million, which resulted in a gain of $6.8 million.  In comparison, during the first nine months of 2003, we sold 21 investment properties and three excess land parcels (from three properties) for $13.7 million, which resulted in a gain of $4.3 million.

8.                   Discontinued Operations

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), Realty Income’s operations from 14 investment properties classified as held for sale at September 30, 2004, plus properties sold in 2003 and 2004, were reported as discontinued operations.  Their respective results of operations were reclassified to income from discontinued operations, real estate held for investment.  We classify properties as held for sale in accordance with SFAS 144.  We do not depreciate properties that are classified as held for sale.

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

In accordance with Emerging Issues Task Force No. 87-24, we allocate interest expense related to borrowings specifically attributable to Crest Net properties.  The interest expense amounts allocated to the Crest Net properties are included in “income from discontinued operations, real estate acquired for resale by Crest.’

The following is a summary of Crest Net’s “income from discontinued operations, real estate acquired for resale” for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

Crest Net’s income from discontinued operations, real estate acquired for resale	Three Months Ended 9/30/04	Three Months Ended 9/30/03	Nine Months Ended 9/30/04	Nine Months Ended 9/30/03
Gain on sales of real estate acquired for resale	$1,555	$316	$9,548	$888
Rental revenue	337	211	1,951	432
Other revenue	1	—	1	8
Interest expense	(120)	(82)	(513)	(231)
General and administrative expense	(112)	(93)	(360)	(336)
Property expenses	(57)	(4)	(72)	(19)
Income taxes	(508)	(124)	(3,299)	(275)

Income from discontinued operations, real estate acquired for resale by Crest	$1,096	$224	$7,256	$467

The following is a summary of Realty Income’s income from discontinued operations from real estate held for investment for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

Realty Income’s income from discontinued operations from real estate held for investment	Three Months Ended 9/30/04	Three Months Ended 9/30/03	Nine Months Ended 9/30/04	Nine Months Ended 9/30/03
Gain on sales of investment properties	$2,831	$1,133	$6,780	$4,256
Rental revenue	382	1,094	1,533	3,697
Other revenue	—	—	41	41
Depreciation and amortization	(67)	(242)	(318)	(886)
Property expenses	(71)	(83)	(275)	(338)
Provisions for impairments	(70)	(95)	(341)	(1,002)
Income from discontinued operations, real estate held for investment	$3,005	$1,807	$7,420	$5,768

The following is a summary of our total discontinued operations for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

Total income from discontinued operations	Three Months Ended 9/30/04	Three Months Ended 9/30/03	Nine Months Ended 9/30/04	Nine Months Ended 9/30/03
Income from discontinued operations:
Real estate acquired for resale	$1,096	$224	$7,256	$467
Real estate held for investment	3,005	1,807	7,420	5,768
Income from discontinued operations	$4,101	$2,031	$14,676	$6,235
Per common share:
Basic	$0.10	$0.06	$0.38	$0.18
Diluted	$0.10	$0.06	$0.37	$0.18

The reclassifications to provisions for impairments and gain on sales of investment properties, for the quarter and nine months ended September 30, 2004 and 2003, relate to properties where a contract for the sale of a property and the closing of the sale transaction occurred during the same quarterly period. As these transactions were contracted for and closed during the same quarter, losses on the sales were previously booked and reflected in the Company’s financial statements but were not classified as impairments.  We now believe that such impairments on property sales should be classified separately from gain on sales of investment properties.  Provisions for impairments and gain on sales on investment properties were both increased for the quarter and nine months ended September 30, 2004 $70,000 and $341,000, respectively.  Provisions for impairments and gain on sales on investment properties were both increased for the quarter and nine months ended September 30, 2003 by $25,000 and $432,000, respectively.  The losses from these transactions were previously included in the Company’s calculation for net income and, as such, have no impact on our previously reported consolidated statements of income or consolidated balance sheets for these periods.

9.                   Distributions Paid and Payable and Preferred Stock Redemptions

A.  We pay monthly distributions to our common stockholders.  The following is a summary of the monthly cash distributions per common share paid during the first nine months of 2004 and 2003.

Month	2004	2003
January	$0.20000	$0.19500
February	0.20000	0.19500
March	0.20000	0.19500
April	0.20125	0.19625
May	0.20125	0.19625
June	0.20125	0.19625
July	0.20250	0.19750
August	0.20250	0.19750
September	0.21750	0.19750
Total	$1.82625	$1.76625

At September 30, 2004, a distribution of $0.21875 per common share was payable and was paid on October 15, 2004.

B.  In May 2004, we issued 4.0 million shares of 7.375% Monthly Income Class D preferred stock.  The first dividend for the Class D preferred stock was paid on July 15, 2004.  Thereafter, a dividend of $0.1536459 per share is payable on the 15th of each month.  During the second and third quarters of 2004 we paid or accrued dividends to holders of our Class D preferred stock totaling $2.5 million.

C.  In May 1999, we issued 2,760,000 shares of 9-3/8% Class B cumulative redeemable preferred stock, of which 2,745,700 shares were outstanding in 2003 and a portion of 2004.  On June 6, 2004 the Class B preferred shares were redeemed.  We paid dividends to holders of our Class B preferred stock totaling $4.8 million during the first three quarters of 2003 and totaling $2.8 million during the first two quarters of 2004.

In addition, when our Class B preferred stock was redeemed, we incurred a non-cash charge of $2.4 million representing the Class B preferred stock original issuance costs that were paid in 1999.

D.  In July 1999, we issued 1,380,000 shares of 9-1/2% Class C cumulative redeemable preferred stock, all of which were outstanding in 2003 and a portion of 2004.  On July 30, 2004 the Class C preferred shares were redeemed.  We paid monthly dividends to holders of our Class C preferred stock totaling $2.5 million during the first three quarters of 2003 and totaling $1.9 million during the first seven months of 2004.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended 9/30/04	Three months ended 9/30/03	Nine months ended 9/30/04	Nine months ended 9/30/03
Weighted average shares used for the basic net income per share computation	39,640,472	35,021,934	39,127,702	34,998,993
Incremental shares from the assumed exercise of stock options	34,521	50,797	39,873	47,359
Adjusted weighted average shares used for diluted net income per share computation	39,674,993	35,072,731	39,167,575	35,046,352

No stock options were anti-dilutive for the three or nine months ended September 30, 2004 and 2003.

11.            Supplemental Disclosures of Cash Flow Information

Interest paid during the first nine months of 2004 and 2003 was $21.6 million and $16.0 million, respectively.

Interest capitalized to properties under development was $426,000 in the first nine months of 2004 and $557,000 in the first nine months of 2003.

Income taxes paid by Realty Income and Crest Net in the first nine months of 2004 and 2003 totaled $5.3 million and $558,000, respectively.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.                     In June 2004, when our Class B preferred stock was redeemed, we incurred a non-cash charge of $2.4 million for the excess of redemption value over the carrying value.

B.                       In July 2004, when our Class C preferred stock was redeemed, we incurred a non-cash charge of $1.4 million for the excess of redemption value over the carrying value.

C.                       Restricted stock grants resulted in the following:

	2004	2003
Common stock and paid in capital	$4,277,000	$3,323,000
Common stock and paid in capital, deferred stock compensation	$(4,277,000)	$(3,323,000)

D.                      In 2004, we exchanged one of our properties for a different property that was leased to the same tenant.  As part of this transaction, land was reduced by $160,000, building was increased by $78,000, accumulated depreciation was decreased by $82,000 and no gain was recognized.

E.                        In 2003, we exchanged excess land parcels from three different properties leased by one of our tenants for land (with improvements) owned by that same tenant.  The land exchanged and received was valued at $1.7 million and no gain or loss was recognized.

F.                        In 2003, accrued costs on properties under development resulted in buildings and other liabilities being increased by $1.2 million.

G.                       In 2003, Crest Net sold a property and took back a mortgage note, which resulted in the following:

Land	$(676,000)
Building	(1,256,000)
Other assets	$1,932,000

H.                      Distributions payable on our balance sheets is comprised of the following accrued distributions:

	September 30, 2004	December 31, 2003
Common stock distributions	$8,673,000	$7,582,000
Preferred stock dividends	$307,000	—

12.            Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our properties into 31 industry and activity segments (including properties owned by Crest Net that are grouped together).  All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the industry and activities of the respective properties as of September 30, 2004 (dollars in thousands):

	Three months ended 9/30/04	Three months ended 9/30/03	Nine months ended 9/30/04	Nine months ended 9/30/03
Segment rental revenue:
Automotive parts	$1,624	$1,610	$4,929	$4,893
Automotive services	3,244	3,142	9,656	8,954
Automotive tire services	3,402	939	10,198	2,794
Child care	6,310	6,400	18,962	18,818
Convenience stores	8,953	4,680	24,761	12,582
Health and fitness	1,764	1,356	5,134	4,112
Home furnishings	1,799	1,803	5,395	5,419
Restaurants	4,229	4,206	12,490	12,507
Sporting goods	1,483	1,403	4,449	4,208
Theaters	1,522	1,507	4,542	4,508
Video rental	1,236	1,210	3,724	3,583
Crest Net Lease (1)	—	—	—	—
19 non-reportable segments	8,527	7,796	25,207	22,845
Other revenue	19	219	779	316
Total revenue	$44,112	$36,271	$130,226	$105,539

(1) In accordance with SFAS 144 Crest Net’s revenues appear in “income from discontinued operations, real estate acquired for resale by Crest.”

	Assets
As of:	9/30/04	12/31/03
Segment real estate, net of depreciation and amortization:
Automotive parts	$42,042	$43,169
Automotive services	109,264	94,268
Automotive tire services	134,483	137,121
Child care	112,850	121,267
Convenience stores	329,169	234,507
Health and fitness	57,010	56,415
Home furnishings	57,470	58,395
Restaurants	118,323	120,086
Sporting goods	49,896	50,930
Theaters	52,076	52,796
Video rental	34,564	35,425
Crest Net Lease	17,679	53,303
19 non-reportable segments	283,303	262,963
Total net real estate	1,398,129	1,320,645
Non-real estate assets	39,515	39,612
Total assets	$1,437,644	$1,360,257

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

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value method had been applied to all outstanding and unvested awards (dollars in thousands, except per share amounts):

	Three months ended 9/30/04	Three months ended 9/30/03	Nine months ended 9/30/04	Nine months ended 9/30/03
Net income available to common stockholders, as reported	$21,988	$17,901	$65,856	$51,667
Add: Stock option-based compensation expense included in reported net income	4	3	11	9
Deduct: Total stock option-based compensation expense determined under fair value method for all awards, net of related tax effects	(4)	(7)	(11)	(21)
Pro Forma net income available to common stockholders	$21,988	$17,897	$65,856	$51,655

Earnings per common share:
As reported and Pro Forma, basic	$0.55	$0.51	$1.68	$1.48
As reported and Pro Forma, diluted	$0.55	$0.51	$1.68	$1.47

14.            Commitments and Contingencies

In the ordinary course of our business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated statements taken as a whole.

At September 30, 2004, we have committed to pay estimated unfunded development costs of $8.0 million on properties under development and a contingent lease commission of $25,000.

15.            Subsequent Event

On October 19, 2004, we issued 1.1 million shares of 7.375% Class D preferred stock.  See note 5 for additional information.

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

•                                          Impairments in the value of our real estate assets;

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

THE COMPANY

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT.  Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO, per share.  The monthly distributions are supported by the cash flow from our portfolio of retail properties leased to regional and national retail chains.  We have in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. Over the past 35 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term lease agreements (primarily 15- to 20-years).

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. Our portfolio management focus includes:

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

At September 30, 2004, we owned a diversified portfolio:

•                  Of 1,537 retail properties;

•                  With an occupancy rate of 98.1%, or 1,508 properties occupied of the 1,537 properties in the portfolio;

•                  Leased to 90 different retail chains doing business in 30 separate retail industries;

•                  Located in 48 states;

•                  With over 11.8 million square feet of leasable space; and

•                  With an average leasable retail space per property of 7,700 square feet.

Of the 1,537 properties in the portfolio, 1,532, or 99.7%, are single-tenant, retail properties and the remaining five are multi-tenant properties. At September 30, 2004, 1,504, or 98.2%, of the 1,532 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.9 years.

In addition, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., owned 16 properties with a total investment of $17.7 million at September 30, 2004. These properties are held for sale.  Crest Net was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended.

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

•                  Require the tenant to pay minimum monthly rents and property operating expenses (taxes, insurance and maintenance); and

•                  Provide for future rent increases (typically subject to ceilings) based on increases in the consumer price index, fixed increases, or to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

We believe that owning an actively managed, diversified portfolio of retail properties under long-term, net leases produces consistent and predictable income.  Under a net-lease agreement, the tenant agrees to pay monthly rent and property operating expenses (taxes, maintenance and insurance) plus, typically, future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases, or to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term leases, coupled with the tenant’s responsibility for property expenses, generally produce a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

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

RECENT DEVELOPMENTS

Class D Preferred Stock Issuance

In May 2004, we issued 4.0 million shares of 7.375% Class D preferred stock.  The net proceeds of approximately $96.4 million were used to redeem a portion of our outstanding Class B and Class C preferred stock, repay borrowings under our $250 million unsecured acquisition credit facility and for other general corporate purposes.

On October 19, 2004, we issued an additional 1.1 million shares of 7.375% Class D preferred stock.  The net proceeds of approximately $27.6 million, before expenses, were used to repay borrowings under our $250 million unsecured credit facility, which were utilized for recent acquisitions of new retail properties.

Class B Preferred Stock Redemption

On June 6, 2004, we redeemed all of the 2,745,700 outstanding shares of our Class B preferred stock for $68.6 million.  Each share was redeemed at a liquidation value of $25.00, plus accrued and unpaid dividends at the time of the redemption.

In addition, when our Class B preferred stock was redeemed, we incurred a non-cash charge of $2.4 million representing the Class B preferred stock original issuance costs that were paid in 1999 and recorded as a reduction to net income available to common stockholders in June 2004.  This charge equates to $0.06 per share in the second quarter and first nine months of 2004.

Class C Preferred Stock Redemption

On July 30, 2004 we redeemed all of the 1,380,000 outstanding shares of our Class C preferred stock for $34.5 million.  Each share was redeemed at a liquidation value of $25.00, plus accrued and unpaid dividends at the time of the redemption.

In addition, when our Class C preferred stock was redeemed, we incurred a non-cash charge of $1.4 million representing the Class C preferred stock original issuance costs that were paid in 1999 and recorded as a reduction to net income available to common stockholders in July 2004.  This charge equates to $0.036 per share in the third quarter and first nine months of 2004.

Common Stock Issuance

In March 2004, we issued 1.6 million shares of common stock.  The net proceeds of approximately $67.9 million from this offering were used to repay a portion of the borrowings on our $250 million unsecured acquisition credit facility, including amounts which were borrowed to fund the acquisition of 112 convenience store properties in March 2004.

Acquisitions during the third quarter of 2004

Realty Income and Crest Net Aggregate Acquisitions

Realty Income and Crest Net invested an aggregate of $44.3 million in 41 new properties and properties under development. These 41 properties are located in three states and are 100% leased with an initial average lease term of 20.0 years.

Realty Income Acquisitions

Realty Income invested $35.7 million in 33 new properties and properties under development with an initial weighted average contractual lease rate of 10.0%. These 33 properties are located in three states, are 100% leased with an initial average lease term of 20.0 years and will contain over 188,000 leasable square feet.  The 33 new properties acquired by Realty Income are net-leased to three different retail chains in the automotive collision service, automotive service and motor vehicle dealership industries.

The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the lease rates listed.

Crest Net Acquisitions

Crest Net invested $8.6 million in eight new retail properties and properties under development.

Acquisitions during the first nine months of 2004

Realty Income and Crest Net Aggregate Acquisitions

Realty Income and Crest Net invested an aggregate of $178.0 million in 182 new properties and properties under development. These 182 properties are located in 15 states and are 100% leased with an initial average lease term of 17.3 years.

Realty Income Acquisitions

Realty Income invested $156.5 million in 160 new properties and properties under development with an initial weighted average contractual lease rate of 9.6%. These 160 properties are located in 14 states, are 100% leased with an initial average lease term of 17.3 years and will contain over 626,000 leasable square feet.  The 160 new properties acquired by Realty Income are net-leased to nine different retail chains in the automotive collision service, automotive service, convenience store, motor vehicle dealership and restaurant industries.

Of the $156.5 million that Realty Income invested in real estate, $10.7 million was invested in properties under development that were acquired before 2004. Estimated unfunded development costs on Realty Income and Crest Net properties under development at September 30, 2004 totaled $8.0 million. At September 30, 2004, five of the new properties acquired during 2004 were leased and under development, pursuant to contracts under which the tenants agreed to develop the properties (with development costs funded by Realty Income or Crest Net) with rent scheduled to begin at various times during the next twelve months.

Crest Net Acquisitions

Crest Net invested $21.5 million in 22 new retail properties and properties under development.

Investments in Existing Properties

In the third quarter of 2004, we capitalized costs of $120,000 on existing properties in our portfolio, consisting of $70,000 for re-leasing costs and $50,000 for building improvements.

In the first nine months of 2004, we capitalized costs of $936,000 on existing properties in our portfolio, consisting of $299,000 for re-leasing costs and $637,000 for building improvements.

Net Income Available to Common Stockholders

Net income available to common stockholders was $22.0 million in the third quarter of 2004 versus $17.9 million in the same quarter of 2003, an increase of $4.1 million. On a diluted per common share basis, net income was $0.55 per share in the third quarter of 2004 as compared to $0.51 per share in the same quarter of 2003.

During the third quarter 2004, net income available to common stockholders included a preferred stock non-cash charge of $1.4 million, or $0.036 per share. This non-cash charge represents the original issuance costs of the Class C preferred stock that were paid in 1999 and expensed in July when the preferred shares were redeemed.

Net income available to common stockholders was $65.9 million in the first nine months of 2004 versus $51.7 million in the same period of 2003, an increase of $14.2 million. On a diluted per common share basis, net income was $1.68 per share in the first nine months of 2004 as compared to $1.47 per share in the same period of 2003.

During the first nine months of 2004, net income available to common stockholders included preferred stock non-cash charges totaling $3.8 million, or $0.10 per share.  These non-cash charges represent the original issuance costs of the Class B and Class C preferred stock that were paid in 1999 and recorded as a reduction to net income available to common stockholders in June 2004 and July 2004, respectively, when the Class B and Class C preferred shares were redeemed.

Funds from Operations (FFO)

In the third quarter of 2004, our FFO increased by $4.4 million, or 17.5%, to $29.5 million versus $25.1 million in the third quarter of 2003.  On a diluted per common share basis, FFO was $0.74 in the third quarter of 2004 compared to $0.71 for the third quarter of 2003, an increase of $0.03 or 4.2%.

In the first nine months of 2004, our FFO increased by $17.3 million, or 24.0%, to $89.4 million versus $72.1 million in the first nine months of 2003.  On a diluted per common share basis, FFO was $2.28 in the first nine months of 2004 compared to $2.06 for the first nine months of 2003, an increase of $0.22 or 10.7%.

FFO for the quarter and nine months ended September 30, 2004 and 2003 has been adjusted to reflect additional impairments on the sale of certain properties during these periods.  These additional impairments relate to properties where a contract for the sale of a property and the closing of the sale transaction occurred during the same quarterly period. As these transactions were contracted for and closed during the same quarter, losses on the sales were booked and reflected in the Company’s financial statements but no impairments were booked on these properties in the Company’s calculation of FFO.  The Company now believes that such impairments on property sales should be deducted from the calculation of FFO.  FFO for the quarter and nine months ended September 30, 2004 was reduced by $70,000 or $0.002 per share and $341,000 or $0.009 per share, respectively.  FFO for the quarter and nine months ended September 30, 2003 was reduced by $25,000 or $0.001 per share and $432,000 or $0.012 per share, respectively.  The losses from these transactions were previously included in the Company’s calculation of net income and, as such, have no impact on the Company’s previously reported consolidated statements of income or consolidated balance sheets for these periods.

See our discussion of FFO later in this section for a reconciliation of net income available to common stockholders to FFO.

Crest Net Property Sales

During the third quarter of 2004, Crest Net sold eight properties from its inventory for an aggregate of $9.1 million, which resulted in a gain of $1.6 million.  This gain is included in “income from discontinued operations, real estate acquired for resale by Crest.”

During the first nine months of 2004, Crest Net sold 43 properties from its inventory for an aggregate of $66.7 million, which resulted in a gain of $9.5 million.  This gain is included in “income from discontinued operations, real estate acquired for resale by Crest.”

Crest Net’s Property Inventory

Crest Net’s property inventory consisted of 16 properties at September 30, 2004 with $17.7 million invested and 37 properties at December 31, 2003 with $53.3 million invested.  These amounts are included on our consolidated balance sheets in real estate held for sale, net.

The financial statements of Crest Net are consolidated into Realty Income’s financial statements. All material intercompany transactions have been eliminated in consolidation.

Sales of Investment Properties by Realty Income

During the third quarter of 2004, we sold nine properties and a portion of land from one property for an aggregate of $8.9 million, which resulted in a gain of $2.8 million. The nine properties consisted of three convenience store properties, three restaurant properties, two consumer electronics store properties and one child care facility.  Gains on sales of investment properties by Realty Income are included in “income from discontinued operations, real estate held for investment.”

During the first nine months of 2004, we sold 27 properties for an aggregate of $20.6 million, which resulted in a gain of $6.8 million. The 27 properties consisted of 11 child care facilities, nine restaurant properties, four convenience store properties, two consumer electronic store properties and one automotive service property.  The net proceeds from the sale of these properties were, or will be, used to repay outstanding indebtedness on our credit facility and to invest in new properties.

Increases in Monthly Distributions to Common Stockholders

We continue our 35-year policy of paying distributions monthly. Monthly distributions per share were increased by $0.00125 in April 2004 to $0.20125, in July 2004 to $0.2025 and in October 2004 to $0.21875. The monthly distributions were also increased by $0.015 per share in September 2004 to $0.2175.  The increase in October 2004 was our 28th consecutive quarterly increase and the 31st increase in the amount of our dividend since our listing on the NYSE in 1994. In the first nine months of 2004, we paid the following monthly cash distributions per share; three in the amount of $0.20, three in the amount of $0.20125, two in the amount of $0.2025 and one in the amount of $0.2175, totaling $1.82625 per share. In September 2004 and October 2004, we declared distributions of $0.21875 per share, which were paid on October 15, 2004 and will be paid on November 15, 2004, respectively.

The monthly distribution of $0.21875 per share represents a current annualized distribution of $2.625 per share, and an annualized distribution yield of approximately 5.4% based on the last reported sale price of our common stock on the NYSE of $48.85 on October 27, 2004. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be in any future period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves

Realty Income is organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At September 30, 2004, we had cash and cash equivalents totaling $8.5 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facility.

$250 Million Bank Credit Facility

We have a $250 million revolving, unsecured credit facility that expires in October 2005. Realty Income’s current investment grade credit ratings provide for financing under the $250 million credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 90 basis points with a facility fee of 20 basis points, for all-in drawn pricing of 110 basis points over LIBOR.  At October 27, 2004, we had a borrowing capacity of $236.9 million available on our credit facility and an outstanding balance of $13.1 million at an effective interest rate of 2.8%.

The credit facility is expected to be used to acquire additional retail properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk.

We have no mortgage debt on any of our properties.

Universal Shelf Registration of $800 Million

In February 2004, we filed a universal shelf registration statement with the SEC registering the issuance, from time to time, of up to $800 million in aggregate value of common stock, preferred stock and debt securities.  At November 1, 2004, $600.4 million remained available for issuance under our universal shelf registration statement.

Issuance of Common Stock in 2004

In March 2004, we issued 1.6 million shares of common stock. The net proceeds of $67.9 million were used to repay borrowings under our $250 million acquisition credit facility.  The borrowings were used to fund our acquisition of 112 convenience store properties in March 2004.

Issuance of Preferred Stock in 2004

In May 2004, we issued 4.0 million shares of 7.375% Monthly Income Class D preferred stock, which raised net proceeds of approximately $96.4 million.  The net proceeds were used to redeem a portion of our outstanding Class B and Class C preferred stock, repay borrowings under our $250 million unsecured acquisition credit facility and for other general corporate purposes.

In October 2004, we issued an additional 1.1 million shares of 7.375% Monthly Income Class D preferred stock.  The net proceeds of approximately $27.6 million, before expenses, were used to repay borrowings under our $250 million unsecured acquisition credit facility.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At October 27, 2004, our total outstanding credit facility borrowings and outstanding notes were $493.1 million or approximately 19.3% of our total market capitalization of $2.56 billion. We define our total market capitalization at October 27, 2004 as the sum of:

•                  Shares of our common stock outstanding of 39,650,415 multiplied by the last reported sales price of our common stock on the NYSE of $48.85 per share, or $1.94 billion;

•                  Liquidation value of the Class D preferred stock of $127.5 million;

•                  Outstanding borrowings of $13.1 million on our credit facility; and

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

We have also been assigned investment grade credit ratings from the same rating agencies on our preferred stock. Fitch Ratings has assigned a rating of BBB-, Moody’s Investors Service, Inc. has assigned a rating of Baa3 and Standard & Poor’s Rating Group has assigned a rating of BBB- to our preferred stock.  All of these ratings have been assigned a “stable” outlook.

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

The following table summarizes the maturity of each of our obligations as of September 30, 2004, dollars in millions.

Table of Obligations

Year of Maturity	Credit Facility (1)	Notes	Other (2)	Totals
2004	$43.4	$—	$8.0	$51.5
2007	—	110.0	—	110.0
2008	—	100.0	—	100.0
2009	—	20.0	—	20.0
2013	—	100.0	—	100.0
2015	—	150.0	—	150.0
Totals	$43.4	$480.0	$8.0	$531.5

(1) The credit facility balance was $13.1 million as of October 27, 2004.

(2) Other consists $8.0 million of estimated unfunded costs on properties under development.

Our credit facility and note obligations are unsecured.  Accordingly, we have not pledged any assets as collateral for these obligations.

Redemption of Class B and Class C Preferred Stock

On June 6, 2004, we redeemed all of the 2,745,700 outstanding shares of our 9-3/8% Class B preferred stock at par ($25 per share) and on July 30, 2004, we redeemed all of the 1,380,000 outstanding shares of our 9-1/2% Class C preferred stock at par ($25 per share).  Each of these transactions was discussed previously in this section.

Preferred Stock Outstanding

In May 2004, we issued 4.0 million shares of 7.375% Class D cumulative redeemable preferred stock.  Beginning May 27, 2009, the Class D preferred shares are redeemable at our option for $25.00 per share, plus any accrued and unpaid dividends.  Dividends on the Class D preferred are paid monthly in arrears.

On October 19, 2004, we issued an additional 1.1 million shares of 7.375% Class D preferred stock.  The net proceeds of approximately $27.6 million, before expenses, were used to repay borrowings under our $250 million unsecured acquisition credit facility and for other general corporate purposes.

No Off-Balance Sheet Arrangements or Unconsolidated Investment

Realty Income and its subsidiaries have no unconsolidated or off-balance sheet investments in “variable interest entities” or off-balance sheet financing, nor do we engage in trading activities involving energy or commodity contracts or other derivative instruments.

Distributions

We pay monthly cash distributions to our common stockholders.  During the first nine months of 2004 we paid aggregate distributions to our common stockholders of $71.4 million.  The $71.4 million represents a distribution payout ratio of 79.9% of our funds from operations available to common stockholders of $89.4 million.

During the first nine months of 2004 we paid aggregate distributions to our Class B preferred stockholders of $2.8 million, to our Class C preferred stockholders of $1.9 million and to our Class D preferred stockholders of $2.2 million.  In addition, we have recorded accrued distributions of $0.3 million payable to our Class D preferred stockholders, which were paid on October 15, 2004.

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

RESULTS OF OPERATIONS

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“GAAP”). Our consolidated financial statements are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported values and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions.

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

The following is a comparison of our results of operations for the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003.

Rental revenue

Rental revenue was $44.1 million for the third quarter of 2004 versus $36.1 million for the third quarter of 2003, an increase of $8.0 million, or 22.2%.  The increase in rental revenue in the third quarter of 2004 is attributable to:

•                  The 160 retail properties acquired by Realty Income in the first nine months of 2004, which generated $2.8 million in the third quarter;

•                  The 241 retail properties acquired by Realty Income in 2003, which generated $6.6 million in the third quarter of 2004 compared to $1.8 million in the third quarter of 2003, an increase of $4.8 million;

•                  Same store rents generated on 1,067 properties during the third quarters of 2004 and 2003 increased by $510,000, or 1.6%, to $33.37 million from $32.86 million.  These properties were leased during all of both the first nine months of 2004 and 2003;

•                  A decrease in straight-line rent of $54,000 in the third quarter of 2004 as compared to the third quarter of 2003; and

•                  There was no change relating to the aggregate of (i) development properties acquired before 2003 that started paying rent in 2003, (ii) properties that were vacant during part of 2003 or 2004 and (iii) lease termination settlements.  These items totaled $1.1 million in aggregate in both the third quarter of 2004 and 2003.

Realty Income acquired 33 retail properties in the third quarter of 2004 and, as a result, our third quarter 2004 operating results included less than a full quarter of rental revenue from these properties.  Accordingly, we anticipate that the contribution to rental revenue from these 33 properties will increase in the fourth quarter of 2004 because that quarter will include a full three months of rent from these properties.

Rental revenue was $129.4 million for the first nine months of 2004 versus $105.2 million for the first nine months of 2003, an increase of $24.2 million, or 23.0%.  The increase in rental revenue in the first nine months of 2004 is attributable to:

•                  The 160 retail properties acquired by Realty Income in the first nine months of 2004, which generated $5.8 million in the first nine months;

•                  The 241 retail properties acquired by Realty Income in 2003, which generated $19.6 million in the first nine months of 2004 compared to $3.1 million in the first nine months of 2003, an increase of $16.5 million;

•                  Same store rents generated on 1,067 leased properties owned in all of both the first nine months of 2004 and 2003 increased by $1.9 million, or 1.9%, to $99.67 million from $97.80 million;

•                  An increase in straight-line rent of $55,000 in the first nine months of 2004 as compared to the first nine months of 2003; and

•                  There was no change relating to the aggregate of (i) development properties acquired before 2003 that started paying rent in 2003, (ii) properties that were vacant during part of 2003 or 2004 and (iii) lease termination settlements.  These items totaled $3.6 million in aggregate in both the first nine months of 2004 and 2003.

Of the 1,537 properties in the portfolio at September 30, 2004, 1,532, or 99.7%, are single-tenant properties and the remaining properties are multi-tenant properties. Of the 1,532 single-tenant properties, 1,504, or 98.2%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.9 years at September 30, 2004. Of our 1,504 leased single-tenant properties, 1,394, or 92.7%, were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index with adjustment ceilings;

•                  Overage rent based on a percentage of the tenants’ gross sales;

•                  Fixed increases; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $156,000 in the third quarter of 2004 compared to $206,000 in the third quarter of 2003, a decrease of $50,000.  Percentage rent was $574,000 in the first nine months of 2004 compared to $330,000 in the first nine months of 2003, an increase of $244,000.  Percentage rent in the first nine months of 2004 was less than 1% of rental revenue and we anticipate percentage rent to continue to be less than 1% of rental revenue in 2004.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At September 30, 2004, our portfolio of 1,537 retail properties was 98.1% leased with 29 properties available for lease, one of which is a multi-tenant property. Transactions to lease or sell 16 of the 29 properties available for lease at September 30, 2004 were underway or completed as of October 27, 2004. We anticipate these transactions to be completed during the next nine months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Interest Expense

Interest expense was $2.0 million higher in the third quarter of 2004 than in the third quarter of 2003 primarily due to higher average outstanding balances. Interest expense was $6.5 million higher in the first nine months of 2004 than in the first nine months of 2003 due to higher average outstanding balances, which was partially offset by lower interest rates.  The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended 9/30/04	Three months ended 9/30/03	Nine months ended 9/30/04	Nine months ended 9/30/03
Interest on our credit facility and notes	$8,102	$6,222	$24,309	$17,788
Interest included in discontinued operations from real estate acquired for resale by Crest	(120)	(82)	(513)	(231)
Amortization of settlements on treasury lock agreements	189	189	567	567
Credit facility commitment fees	126	127	380	380
Amortization of credit facility origination costs and deferred bond financing costs	408	360	1,223	1,064
Interest capitalized	(152)	(238)	(426)	(557)
Interest expense	$8,553	$6,578	$25,540	$19,011

Credit facilities and notes outstanding	Three months ended 9/30/04	Three months ended 9/30/03	Nine months ended 9/30/04	Nine months ended 9/30/03
Average outstanding balances (in thousands)	$495,789	$386,538	$498,814	$363,070
Average interest rates	6.50%	6.39%	6.51%	6.55%

At October 27, 2004, the weighted average interest rate on our:

•                  Credit facility borrowings of $13.1 million was 2.8%;

•                  Notes payable of $480 million was 6.7%; and

•                  Combined outstanding credit facility and notes of $493.1 million was 6.6%.

Our notes payable were all issued at fixed interest rates and are not subject to fluctuations in interest rates.  Interest on credit facility borrowings are subject to fluctuations in interest rates.

Interest Coverage Ratio

Our interest coverage ratio for the three months ended September 30, 2004 and 2003 was 4.9 times and 5.2 times, respectively.  For the nine months ended September 30, 2004 and 2003, our interest coverage ratio was 5.0 times and 5.2 times, respectively.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities to our interest coverage amount (dollars in thousands):

	Three months ended 9/30/04	Three months ended 9/30/03	Nine months ended 9/30/04	Nine months ended 9/30/03
Net cash provided by operating activities	$37,868	$4,022	$141,826	$60,840
Interest expense	8,553	6,578	25,540	19,011
Interest expense included in discontinued operations (1)	120	82	513	231
Income taxes	177	114	521	385
Income taxes included in discontinued operations (1)	508	124	3,299	275
Investment in real estate acquired for resale (1)	7,875	25,727	21,056	29,503
Proceeds from sales of real estate acquired for resale (1)	(9,058)	(899)	(66,669)	(5,149)
Gain on sales of real estate acquired for resale (1)	1,555	316	9,548	888
Amortization of deferred stock compensation	(362)	(243)	(1,064)	(698)
Amortization of stock option costs	(4)	(3)	(11)	(9)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,061)	(285)	(3,598)	(2,730)
Accounts payable, accrued expenses and other liabilities	(4,024)	(1,020)	(288)	(2,209)
Interest coverage amount	$42,147	$34,513	$130,673	$100,338
Divided by interest expense (2)	$8,673	$6,660	$26,053	$19,242
Interest coverage ratio	4.9	5.2	5.0	5.2

(1)          Crest Net activities.

(2)          Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Fixed Charge Coverage Ratio

Our fixed charge coverage ratio for the three months ended September 30, 2004 and 2003 was 4.0 times and 3.8 times, respectively.  For the nine months ended September 30, 2004 and 2003, our fixed charge coverage ratio was 3.9 times and 3.8 times, respectively.  Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	Three months ended 9/30/04	Three months ended 9/30/03	Nine months ended 9/30/04	Nine months ended 9/30/03
Interest coverage amount	$42,147	$34,513	$130,673	$100,338
Divided by interest expense plus preferred stock dividends (1)(2)	$10,473	$9,088	$33,264	$26,527
Fixed charge coverage ratio	4.0	3.8	3.9	3.8

(1) Excludes the Class B and Class preferred stock non-cash charge for excess of redemption value over carrying value of preferred shares redeemed of $1,415 for the three months ended September 30, 2004 and $3,774 for the nine months ended September 30, 2004.

(2) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Depreciation and Amortization

Depreciation and amortization was $10.3 million in the third quarter of 2004 versus $8.1 million in the third quarter of 2003.  Depreciation and amortization was $30.1 million in the first nine months of 2004 versus $23.9 million in the first nine months of 2003.  The increase in depreciation and amortization was due to the acquisition of properties in 2003 and 2004, which was partially offset by property sales in these years.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million to $3.2 million in the third quarter of 2004 versus $2.5 million in the third quarter of 2003.  In the third quarter of 2004, general and administrative expenses as a percentage of total revenue increased to 7.3% as compared to 7.0% in the third quarter of 2003.  General and administrative expenses increased primarily due to increases in costs of corporate insurance, payroll, employee benefits, corporate governance and Sarbanes-Oxley Act of 2002 compliance costs.

General and administrative expenses increased by $1.8 million to $9.6 million in the first nine months of 2004 versus $7.8 million in the first nine months of 2003.  In the first nine months of 2004, general and administrative expenses as a percentage of total revenue increased to 7.4% as compared to 7.3% the first nine months of 2003.  General and administrative expenses increased primarily due to increases in corporate insurance, payroll, employee benefits, corporate governance and Sarbanes-Oxley Act of 2002 compliance costs.

As our property portfolio has grown and continues to grow, we have increased, and anticipate that we will continue to increase, the level of our staffing. We expect general and administrative expenses to continue to increase due to costs attributable to payroll, staffing costs and corporate governance. Corporate governance costs relate to compliance with the Sarbanes-Oxley Act of 2002.  We anticipate that our rental revenue will increase at a faster rate in 2004 than our general and administrative expenses.

At November 1, 2004, we had 65 employees, 5 of which are part-time, plus one contract consultant.  At November 1, 2003 we had 57 employees.

Property Expenses

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At September 30, 2004, 29 properties were available for lease, as compared to 26 at December 31, 2003 and 14 at September 30, 2003.

Property expenses were $795,000 in the third quarter of 2004 and $655,000 in the third quarter of 2003. Property expenses were $2.3 million in the first nine months of 2004 and $1.8 million in the first nine months of 2003. The $0.5 million increase in property expenses in the first nine months of 2004 is primarily attributable to an increase in costs associated with vacant properties.

Income Taxes

Income taxes were $177,000 in the third quarter of 2004 and $521,000 in the first nine months of 2004 as compared to $114,000 in the third quarter of 2003 and $385,000 in the first nine months of 2003.  These amounts are for city and state income taxes paid by Realty Income.  The increase in 2004 is due to an increase in rental revenue causing higher city and state income tax expense.

In addition, Crest Net incurred state and federal income taxes of $508,000 in the third quarter of 2004 and $3.3 million in the first nine months of 2004 as compared to $124,000 in the third quarter of 2003 and $275,000 in the first nine months of 2003.  These increases in 2004 over the 2003 amounts are due to greater taxable income, primarily attributable to higher gain on sales of real estate acquired for sale.  These amounts are included in “income from discontinued operations from real estate acquired for resale by Crest.”

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

The following is a summary of Crest Net’s “income from discontinued operations, real estate acquired for resale” for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

Crest Net’s income from discontinued operations, real estate acquired for resale	Three months ended 9/30/04	Three months ended 9/30/03	Nine months ended 9/30/04	Nine months ended 9/30/03
Gain on sales of real estate acquired for resale	$1,555	$316	$9,548	$888
Rental revenue	337	211	1,951	432
Other revenue	1	—	1	8
Interest expense	(120)	(82)	(513)	(231)
General and administrative expense	(112)	(93)	(360)	(336)
Property expenses	(57)	(4)	(72)	(19)
Income taxes	(508)	(124)	(3,299)	(275)
Income from discontinued operations, real estate acquired for resale by Crest	$1,096	$224	$7,256	$467
Per common share, basic and diluted	$0.03	$0.01	$0.19	$0.01

Realty Income’s operations from 14 properties listed as held for sale at September 30, 2004, plus properties sold in 2003 and 2004 have been classified as discontinued operations.  The following is a summary of our discontinued operations from real estate held for investment for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

Realty Income’s income from discontinued operations from real estate held for investment	Three months ended 9/30/04	Three months ended 9/30/03	Nine months ended 9/30/04	Nine months ended 9/30/03
Gain on sales of investment properties	$2,831	$1,133	$6,780	$4,256
Rental revenue	382	1,094	1,533	3,697
Other revenue	—	—	41	41
Depreciation and amortization	(67)	(242)	(318)	(886)
Property expenses	(71)	(83)	(275)	(338)
Provisions for impairments	(70)	(95)	(341)	(1,002)
Income from discontinued operations, real estate held for investment	$3,005	$1,807	$7,420	$5,768

Per common share, basic and diluted	$0.08	$0.05	$0.19	$0.16

The following is a summary of our total discontinued operations for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

Realty Income and Crest Net’s Income from discontinued operations	Three months ended 9/30/04	Three months ended 9/30/03	Nine months ended 9/30/04	Nine months ended 9/30/03
Real estate acquired for resale by Crest	$1,096	$224	$7,256	$467
Real estate held for investment	3,005	1,807	7,420	5,768
Income from discontinued operations	$4,101	$2,031	$14,676	$6,235
Per common share:
Basic	$0.10	$0.06	$0.38	$0.18
Diluted	$0.10	$0.06	$0.37	$0.18

Gain on Sales of Real Estate Acquired for Resale by Crest Net
(included in discontinued operations)

In the third quarter of 2004, Crest Net sold eight properties for $9.1 million, which resulted in a gain of $1.6 million. In the third quarter of 2003, Crest Net sold one property for $2.8 million, which resulted in a gain of $316,000.  All gains on sales of real estate acquired for resale are reported before income taxes.

In the first nine months of 2004, Crest Net sold 43 properties for $66.7 million, which resulted in a gain of $9.5 million. In the first nine months of 2003, Crest Net sold four properties for $7.1 million, which resulted in a gain of $888,000.

At September 30, 2004, Crest Net had $17.7 million invested in 16 properties, which are held for sale. Our goal is for Crest Net to carry an average inventory of $20 to $25 million in real estate.  Crest Net generates an earnings spread on the difference between the lease payments it receives on the properties held in inventory and the cost of capital used to acquire properties.  It is our belief that at this level of inventory, rental revenue will exceed the ongoing operating expenses of Crest Net without any property sales.

Gain on Sales of Investment Properties by Realty Income
(included in discontinued operations)

In the third quarter of 2004, we sold nine investment properties and a portion of land on one property for a total of $8.9 million and recognized a gain of $2.8 million. In the third quarter of 2003, we sold seven investment properties for a total of $4.0 million and recognized a gain of $1.1 million.

In the first nine months of 2004, we sold 27 investment properties and a portion of land on one property for a total of $20.6 million and recognized a gain of $6.8 million. In the first nine months of 2003, we sold 21 investment properties for a total of $13.7 million and recognized a gain of $4.3 million.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At September 30, 2004, we classified real estate with a carrying amount of $27.7 million as held for sale, which includes $17.7 million in properties owned by Crest Net.  Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $15 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Provisions for Impairments

(included in discontinued operations)

Two impairments totaling $70,000 were recorded in the third quarter 2004 and two impairments totaling $95,000 were recorded in the third quarter of 2003.  Three  impairments totaling $341,000 were recorded in the first nine months of 2004 and eight impairments totaling $1.0 million were recorded in the first nine month of 2003.

Preferred Stock Dividends and Redemption Charge

We had preferred stock dividends of $1.8 million in the third quarter of 2004 and $7.2 million in the first nine months of 2004.  We had preferred stock dividends of $2.4 million in the third quarter of 2003 and $7.3 million in the first nine months of 2003.  The decrease in 2004 is due to the redemption of our Class B preferred stock in June 2004 and redemption of our Class C preferred stock in July 2004, which was offset by the issuance of our Class D preferred stock in May 2004.

When we redeemed our Class B preferred stock in June and our Class C preferred stock in July, we incurred non-cash charges of $2.4 million and $1.4 million, respectively, for the excess of redemption value over the carrying value.  These non-cash charges represent the Class B and Class C preferred stock original issuance costs that were paid in 1999 and recorded as a reduction to net income available to common stockholders when the shares were redeemed.  These non-cash charge equate to $0.036 per share in the third quarter of 2004 and $0.096 per share for the first nine months of 2004.

Net Income Available to Common Stockholders

Net income available to common stockholders in the third quarter of 2004 increased by $4.1 million, or 22.9%, to $22.0 million as compared to $17.9 million in the third quarter of 2003.  Net income available to common stockholders in the first nine months of 2004 increased by $14.2 million, or 27.5%, to $65.9 million as compared to $51.7 million in the first nine months of 2003.

Net income available to common stockholders includes gains and losses from the sale of investment properties. The amount of gains and losses varies from period to period, based on the timing of property sales, and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during the third quarter and first nine months of 2004 was $2.8 million and $6.8 million, respectively, as compared to the third quarter and first nine months of 2003 of $1.1 million and $4.3 million, respectively.

FUNDS FROM OPERATIONS (FFO)

AVAILABLE TO COMMON STOCKHOLDERS

FFO for the third quarter of 2004 increased by $4.4 million, or 17.5%, to $29.5 million as compared to $25.1 million in the third quarter of 2003.  FFO for the first nine months of 2004 increased by $17.3 million, or 24.0%, to $89.4 million as compared to $72.1 million in the first nine months of 2003.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO.  Also presented is information regarding distributions paid to common stockholders and the diluted weighted average number of shares outstanding for the third quarter and first nine months of 2004 and 2003 (dollars in thousands, except per share amounts):

	Three months ended 9/30/04	Three months ended 9/30/03	Nine months ended 9/30/04	Nine months ended 9/30/03
Net income available to common stockholders	$21,988	$17,901	$65,856	$51,667
Depreciation and amortization:
Continuing operations	10,283	8,082	30,080	23,852
Discontinued operations	67	242	318	886
Depreciation of furniture, fixtures and equipment	(28)	(29)	(86)	(87)
Gain on sales of investment properties	(2,831)	(1,133)	(6,780)	(4,256)
Total funds from operations	$29,479	$25,063	$89,388	$72,062
FFO per common share, basic	$0.74	$0.72	$2.28	$2.06
FFO per common share, diluted	$0.74	$0.71	$2.28	$2.06
Distributions paid to common stockholders	$24,674	$20,751	$71,399	$61,812
FFO in excess of distributions to common stockholders	$4,805	$4,312	$17,989	$10,250
Diluted weighted average number of shares outstanding	39,674,993	35,072,731	39,167,575	35,046,352

FFO for the quarter and nine months ended September 30, 2004 and 2003 has been adjusted to reflect additional impairments on the sale of certain properties during these periods.  These additional impairments relate to properties where a contract for the sale of a property and the closing of the sale transaction occurred during the same quarterly period. As these transactions were contracted for and closed during the same quarter, losses on the sales were previously booked and reflected in the Company’s financial statements but no impairments were booked on these properties in the Company’s calculation of FFO.  The Company now believes that such impairments on property sales should be deducted from the calculation of FFO.  FFO for the quarter and nine months ended September 30, 2004 was reduced by $70,000 or $0.002 per share and $341,000 or $0.009 per share, respectively.  FFO for the quarter and nine months ended September 30, 2003 was reduced by $25,000 or $0.001 per share and $432,000 or $0.012 per share, respectively.  The losses from these transactions were previously included in the Company’s calculation of net income and, as such, have no impact on the Company’s previously reported consolidated statements of income or consolidated balance sheets for these periods.

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trust’s definition, as net income available to common stockholders, plus depreciation and amortization of assets uniquely significant to the real estate industry, reduced by gains on sales of investment property and extraordinary items.

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

(in thousands)	Three months ended 9/30/04	Three months ended 9/30/03	Nine months ended 9/30/04	Nine months ended 9/30/03
Class B and Class C preferred stock non-cash charge (1)	$1,415	$—	$3,774	$—
Provisions for impairments	70	95	341	1,002
Amortization of settlements on treasury lock agreements(2)	189	189	567	567
Amortization of deferred note financing costs(3)	228	183	655	520
Amortization of deferred stock compensation and stock option costs	365	246	1,075	707
Straight line rent(4)	52	(3)	104	159
Capitalized leasing costs and commissions	(70)	(57)	(299)	(238)
Capitalized building improvements	(50)	(13)	(637)	(144)

(1) Represents the Class B preferred stock non-cash charge of $2.4 million and Class C preferred stock non-cash charge of $1.4 million recorded as a reduction to net income available to common stockholders in June 2004 and July 2004, respectively, for the excess of redemption value over the carrying value.

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

(4) Our straight-line rent was less than our actual cash rent collected by the amounts indicated in all periods presented, except the third quarter of 2003.

PROPERTY PORTFOLIO INFORMATION

At September 30, 2004, we owned a diversified portfolio:

•                  Of 1,537 retail properties;

•                  With an occupancy rate of 98.1%, or 1,508 properties occupied of the 1,537 properties in the portfolio;

•                  Leased to 90 different retail chains doing business in 30 separate retail industries;

•                  Located in 48 states;

•                  With over 11.8 million square feet of leasable space; and

•                  With an average leasable retail space of 7,700 square feet.

In addition to our real estate portfolio at September 30, 2004, our subsidiary, Crest Net had invested $17.7 million in a portfolio of 16 retail properties located in seven states. These properties are held for sale.

At September 30, 2004, 1,504 or 97.9%, of our 1,537 retail properties were owned under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

The following table sets forth certain information regarding our properties classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue (1)
	For the Quarter Ended
	Sept. 30,	For the Years Ended December 31,
30 Industries	2004	2003	2002	2001	2000	1999	1998
Apparel stores	1.8%	2.1%	2.3%	2.4%	2.4%	3.8%	4.1%
Automotive collision services	1.0	0.3	—	—	—	—	—
Automotive parts	3.7	4.5	4.9	5.7	6.0	6.3	6.1
Automotive services	7.3	8.3	7.0	5.7	5.8	6.6	7.5
Automotive tire services	7.7	3.1	2.7	2.6	2.3	2.3	1.7
Book stores	0.3	0.4	0.4	0.4	0.5	0.5	0.6
Business services	0.1	0.1	0.1	0.1	0.1	0.1	*
Child care	14.4	17.8	20.8	23.9	24.7	25.3	29.2
Consumer electronics	2.1	3.0	3.3	4.0	4.9	4.4	5.4
Convenience stores	20.5	13.3	9.1	8.4	8.4	7.2	6.1
Crafts and novelties	0.5	0.6	0.4	0.4	0.4	0.4	*
Drug stores	0.1	0.2	0.2	0.2	0.2	0.2	0.1
Entertainment	2.3	2.6	2.3	1.8	2.0	1.2	—
Equipment rental services	0.3	0.2	—	—	—	—	—
Financial services	*	—	—	—	—	—	—
General merchandise	0.4	0.5	0.5	0.6	0.6	0.6	*
Grocery stores	0.8	0.4	0.5	0.6	0.6	0.5	*
Health and fitness	4.0	3.8	3.8	3.6	2.4	0.6	0.1
Home furnishings	4.1	4.9	5.4	6.0	5.8	6.5	7.8
Home improvement	1.0	1.1	1.2	1.3	2.0	3.6	*
Motor vehicle dealerships	0.6	—	—	—	—	—	—
Office supplies	1.6	1.9	2.1	2.2	2.3	2.6	3.0
Pet supplies and services	1.4	1.7	1.7	1.6	1.5	1.1	0.6
Private education	1.1	1.2	1.3	1.5	1.4	1.2	0.9
Restaurants	9.6	11.8	13.5	12.2	12.3	13.3	16.2
Shoe stores	0.1	0.9	0.8	0.7	0.8	1.1	0.8
Sporting goods	3.3	3.8	4.1	0.9	—	—	—
Theaters	3.4	4.1	3.9	4.3	2.7	0.6	—
Travel plazas	0.4	0.3	—	—	—	—	—
Video rental	2.8	3.3	3.3	3.7	3.9	4.3	3.8
Other	3.3	3.8	4.4	5.2	6.0	5.7	6.0

Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

* Less than 0.1%

(1)  Includes rental revenue for all properties owned by Realty Income at the end of each period presented (including revenue from properties reclassified to discontinued operations) and excludes properties owned by our subsidiary, Crest Net.

The following table sets forth certain information regarding the properties owned by Realty Income at September 30, 2004, classified according to the retail business types and the level of services they provide (dollars in thousands):

Industry	Number of Properties (1)	Rental Revenue for the Quarter Ended Sept. 30, 2004 (2)	Percentage of Rental Revenue

Tenants Providing Services
Automotive collision services	9	$462	1.0%
Automotive services	218	3,250	7.3
Child care	284	6,370	14.4
Entertainment	9	999	2.3
Equipment rental services	2	133	0.3
Financial services	2	8	*
Health and fitness	10	1,764	4.0
Private education	6	493	1.1
Theaters	11	1,522	3.4
Other	8	1,464	3.3
	559	16,465	37.1

Tenants Selling Goods and Services
Automotive parts (with installation)	31	598	1.3
Automotive tire services	104	3,402	7.7
Business services	1	32	0.1
Convenience stores	379	9,098	20.5
Home improvement	1	25	*
Motor vehicle dealerships	5	253	0.6
Pet supplies and services	8	542	1.2
Restaurants	203	4,264	9.6
Travel plazas	1	167	0.4
Video rental	34	1,235	2.8
	767	19,616	44.2

Tenants Selling Goods
Apparel stores	5	775	1.8
Automotive parts	73	1,026	2.4
Book stores	2	153	0.3
Consumer electronics	28	951	2.1
Crafts and novelties	4	211	0.5
Drug stores	1	61	0.1
General merchandise	11	172	0.4
Grocery stores	6	337	0.8
Home furnishings	38	1,799	4.1
Home improvement	15	428	1.0
Office supplies	9	719	1.6
Pet supplies	3	99	0.2
Shoe stores	4	51	0.1
Sporting goods	12	1,483	3.3
	211	8,265	18.7
TOTALS	1,537	$44,346	100.0%

* Less than 0.1%

(1)   Excludes properties owned by our subsidiary, Crest Net.

(2)   Includes rental revenue for all properties owned by Realty Income at September 30, 2004 (including revenue from properties reclassified to discontinued operations of $253).

The following table sets forth certain information regarding the timing of the initial lease term expirations (excluding extension options) on our 1,504 net leased, single-tenant retail properties as of September 30, 2004
(dollars in thousands):

	Total Portfolio			Initial Expirations			Subsequent Expirations
Year	Total Number of Leases Expiring(1)	Rental Revenue for the Quarter Ended 9/30/04(2)	% of Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 9/30/04	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 9/30/04	% of Total Rental Revenue
2004	43	$816	1.9%	27	$545	1.3%	16	$271	0.6%
2005	86	1,671	3.9	70	1,379	3.2	16	292	0.7
2006	91	2,095	4.9	46	1,128	2.6	45	967	2.3
2007	117	2,081	4.9	87	1,528	3.6	30	553	1.3
2008	97	2,050	4.8	81	1,817	4.3	16	233	0.5
2009	81	1,877	4.4	47	1,212	2.8	34	665	1.6
2010	39	877	2.0	32	753	1.8	7	124	0.2
2011	40	1,405	3.3	34	1,250	2.9	6	155	0.4
2012	44	1,360	3.2	43	1,342	3.2	1	18	*
2013	74	3,298	7.7	69	3,148	7.3	5	150	0.4
2014	45	1,916	4.5	34	1,733	4.1	11	183	0.4
2015	37	994	2.3	34	962	2.2	3	32	0.1
2016	14	385	0.9	12	303	0.7	2	82	0.2
2017	19	1,481	3.5	15	1,414	3.3	4	67	0.2
2018	19	579	1.4	19	579	1.4	—	—	—
2019	82	3,213	7.5	81	3,021	7.1	1	192	0.4
2020	52	1,876	4.4	52	1,876	4.4	—	—	—
2021	130	4,333	10.0	130	4,333	10.0	—	—	—
2022	96	2,477	5.8	95	2,463	5.8	1	14	*
2023	233	6,360	14.9	232	6,334	14.8	1	26	0.1
2024	52	607	1.4	52	607	1.4	—	—	—
2025	1	21	*	1	21	*	—	—	—
2026	2	93	0.2	2	93	0.2	—	—	—
2028	2	54	0.1	2	54	0.1	—	—	—
2033	3	357	0.8	3	357	0.8	—	—	—
2034	2	208	0.5	2	208	0.5	—	—	—
2037	3	338	0.8	2	325	0.8	1	13	*

Totals	1,504	$42,822	100.0%	1,304	$38,785	90.6%	200	$4,037	9.4%

* Less than 0.1%

(1)  Excludes properties owned by our subsidiary, Crest Net. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)  Includes rental revenue of $253 from properties reclassified to discontinued operations and excludes revenue of $1,524 from four multi-tenant properties and from 29 vacant and unleased properties at September 30, 2004.

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of September 30, 2004 (dollars in thousands):

State	Number of Properties (1)	Percent Leased	Approximate Leasable Square Feet (1)	Rental Revenue For the Quarter Ended September 30, 2004 (2)	Percentage of Rental Revenue
Alabama	17	94%	145,600	$379	0.9%
Alaska	2	100	128,500	251	0.6
Arizona	71	99	338,600	1,844	4.2
Arkansas	8	88	48,800	139	0.3
California	61	100	1,057,100	3,938	8.9
Colorado	44	100	352,200	1,214	2.7
Connecticut	16	100	245,600	926	2.1
Delaware	16	100	29,100	338	0.8
Florida	126	99	1,303,900	4,879	11.0
Georgia	97	99	596,600	2,373	5.3
Idaho	11	100	52,000	193	0.4
Illinois	44	98	358,000	1,279	2.9
Indiana	27	93	153,100	531	1.2
Iowa	9	89	57,600	159	0.4
Kansas	22	86	201,300	559	1.3
Kentucky	13	100	43,600	280	0.6
Louisiana	14	100	65,200	300	0.7
Maryland	24	100	207,600	1,122	2.5
Massachusetts	37	100	203,100	1,003	2.3
Michigan	13	100	81,600	298	0.7
Minnesota	20	100	235,700	552	1.2
Mississippi	20	85	155,300	391	0.9
Missouri	33	100	228,100	752	1.7
Montana	2	100	30,000	74	0.2
Nebraska	10	100	91,200	306	0.7
Nevada	10	100	102,300	418	0.9
New Hampshire	9	100	55,200	277	0.6
New Jersey	25	100	132,100	1,059	2.4
New Mexico	6	100	48,800	99	0.2
New York	26	100	270,600	1,435	3.2
North Carolina	50	100	267,900	1,290	2.9
North Dakota	1	100	22,000	16	*
Ohio	98	100	606,400	1,918	4.3
Oklahoma	17	100	94,300	358	0.8
Oregon	17	100	253,300	539	1.2
Pennsylvania	76	100	416,000	1,895	4.3
Rhode Island	1	100	3,500	29	0.1
South Carolina	54	96	159,800	1,154	2.6
South Dakota	1	100	6,500	24	0.1
Tennessee	98	100	462,400	2,204	5.0
Texas	171	94	1,626,200	4,217	9.5
Utah	6	100	35,100	99	0.2
Vermont	1	100	2,500	22	*
Virginia	55	100	412,600	2,080	4.7
Washington	37	100	243,900	689	1.5
West Virginia	2	100	16,800	41	0.1
Wisconsin	16	88	153,700	351	0.8
Wyoming	3	100	14,900	52	0.1
Totals/Average	1,537	98%	11,816,200	$44,346	100.0%

* Less than 0.1%

(1)  Excludes properties owned by our subsidiary, Crest Net.

(2)  Includes rental revenue for all properties owned by Realty Income at September 30, 2004 (including revenue from properties reclassified to discontinued operations of $253).

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

Approximately 97.9%, or 1,504, of the 1,537 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property costs and expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

OTHER INFORMATION

At November 1, 2004, we had 65 employees, 5 of which are part-time, plus one contract worker.  At November 1, 2003 we had 57 employees.

Realty Income’s common stock is listed on the NYSE under the ticker symbol “O”, our central index key, or CIK, number is 726728 and cusip number is 756109-104.

Realty Income’s 7.375% Class D cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol “OprD” and its cusip number is 756109-609.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at September 30, 2004. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes at September 30, 2004 (dollars in table in millions):

	Expected Maturity Data
	2005		2007		2008		2009		Thereafter		Total	Fair Value(6)
Fixed rate debt	$—		$110.0	(2)	$100.0	(3)	$20.0	(4)	$250.0	(5)	$480.0	$501.3
Average interest rate			7.8%		8.3%		8.0%		5.5%		6.7%
Variable rate debt	43.4	(1)	—		—		—		—		$43.4	$43.4
Average interest rate	2.7%										2.7%

(1) The credit facility expires in October 2005.  The credit facility balance as of October 27, 2004 was $13.1 million.

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

The table incorporates only those exposures that exist as of September 30, 2004; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

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

3.8

Articles Supplementary to the Articles of Incorporation of Realty Income Corporation classifying and designating the Class D Preferred Stock (filed as exhibit 3.1 to the Company’s Form 8-K filed on October 19, 2004 and incorporated herein by reference).

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

A Form 8-K dated July 28, 2004, filed on August 5, 2004, furnishing our earnings press release for the second quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

/s/ GREGORY J. FAHEY
Date: November 2, 2004	Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)