Form 10-K
period 2004-12-31
REALTY INCOME CORP
filed 2005-03-04
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number 1-13374

REALTY INCOME CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification Number)

220 West Crest Street, Escondido, California  92025

(Address of principal executive offices)

Registrant’s telephone number, including area code: (760)741-2111

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Common Stock, $1.00 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights
Class D Preferred Stock, $1.00 Par Value	New York Stock Exchange
8.25% Monthly Income Senior Notes, due 2008	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒   No  ☐

At June 30, 2004, the aggregate market value of the Registrant’s shares of common stock, $1.00 par value, held by non-affiliates of the Registrant was $1.6 billion, at the New York Stock Exchange (“NYSE”) closing price of $20.87, adjusted for a 2-for-1 stock split.

At February 16, 2005, the number of shares of common stock outstanding was 79,582,505, the number of Class D preferred shares outstanding was 5,100,000 and the number of Monthly Income Senior Notes, due 2008, outstanding was 4,000,000.

Documents incorporated by reference: Part III, Item 10, 11, 12, 13 and Part IV, Item 14 incorporate by reference certain specific portions of the definitive proxy statement for Realty Income Corporation’s Annual Meeting to be held on May 10, 2005, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report.

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

•                  The outcome of any legal proceeding to which we are a party; and

•                  Acts of terrorism and war.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date that this annual report was filed with the Securities and Exchange Commission, or SEC.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, the forward-looking events discussed in this annual report might not occur.

REALTY INCOME CORPORATION

Index to Form 10-K

PART I

Item 1:	Business
	The Company	4
	Recent Developments	5
	Distribution Policy	8
	Business Philosophy and Strategy	9
	Properties	13
	Other Items	19
Item 2:	Properties	21
Item 3:	Legal Proceedings	21
Item 4:	Submission of Matters to a Vote of Security Holders	21

PART II

Item 5:	Market for the Registrant’s Common Equity and Related Stockholder Matters	22
Item 6:	Selected Financial Data	23
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	General	24
	Liquidity and Capital Resources	24
	Results of Operations	29
	Funds from Operations (FFO) Available to Common Stockholders	36
	Impact of Inflation	37
	Impact of Accounting Pronouncements	37
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk	37
Item 8:	Financial Statements and Supplementary Data	39
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	60
Item 9A.	Controls and Procedures	60

PART III

Item 10:	Directors and Executive Officers of the Registrant	61
Item 11:	Executive Compensation	61
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61
Item 13:	Certain Relationships and Related Transactions	61

PART IV

Item 14:	Principal Accountant Fees and Services	61
Item 15:	Exhibits, Financial Statement Schedules and Reports on Form 8-K	62

SIGNATURES		66

PART I

Item 1:                                      Business

THE COMPANY

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT.  Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO, per share.  The monthly distributions are supported by the cash flow from our portfolio of retail properties leased to regional and national retail chains.  We have in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. Over the past 36 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term lease agreements (primarily 15- to 20-years).

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. Our portfolio management focus includes:

•                  Contractual rent increases on existing leases;

•                  Rent increases at the termination of existing leases when market conditions permit; and

•                  The active management of our property portfolio, including the re-leasing of vacant properties and selective sales of properties.

Our acquisition of additional properties adheres to a focused strategy of primarily acquiring properties that are:

•                  Freestanding, single-tenant, retail locations;

•                  Leased to regional and national retail chains; and

•                  Leased under long-term, net-lease agreements.

At December 31, 2004, we owned a diversified portfolio:

•                  Of 1,533 retail properties;

•                  With an occupancy rate of 97.9%, or 1,501 properties occupied of the 1,533 properties in the portfolio;

•                  Leased to 93 different retail chains doing business in 30 separate retail industries;

•                  Located in 48 states;

•                  With over 11.9 million square feet of leasable space; and

•                  With an average leasable retail space of 7,800 square feet.

Of the 1,533 properties in the portfolio, 1,528, or 99.7%, are single-tenant, retail properties and the remaining five are multi-tenant properties. At December 31, 2004, 1,497, or 98.0%, of the 1,528 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 12.0 years.

In addition, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., owned eight properties with a total investment of $10.1 million at December 31, 2004. These properties are classified as held for sale on our consolidated balance sheets.  Crest Net was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended.

We typically acquire retail store properties under long-term leases with retail chain store operators. These transactions generally provide capital to retail chain owners and operators for expansion or other corporate purposes. Our acquisition and investment activities are concentrated in well-defined target markets and generally focus on retailers providing goods and services that satisfy basic consumer needs.

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

The six senior officers of Realty Income owned 1.3% of our outstanding common stock with a market value of $24.7 million at February 15, 2005. The directors and six senior officers of Realty Income, as a group, owned 2.6% of our outstanding common stock with a market value of $51.9 million at February 15, 2005.

Realty Income’s common stock is listed on The New York Stock Exchange (“NYSE”) under the ticker symbol “O.” Our central index key number is 726728 and cusip number is 756109-104.

Realty Income’s Class D cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol “OprD” and its cusip number is 756109-609.

Realty Income’s 8.25% Monthly Income Senior Notes, due 2008 are listed on the NYSE under the ticker symbol “OUI.”  The cusip number of these notes is 756109-203.

Realty Income had 69 employees as of February 15, 2005, six of whom are part-time, plus one contract consultant..

We maintain an Internet website at www.realtyincome.com. On our website we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8 K, and amendments to those reports, as soon as reasonably practicable after we electronically file these reports with the Securities and Exchange Commission.  None of the information on our website is deemed to be part of this report.

RECENT DEVELOPMENTS

Two-for-one Common Stock Split

On December 31, 2004, after the New York Stock Exchange closed, we completed a 2-for-1 stock split.  At that time we issued, to our common stockholders, one share of common stock for each common share outstanding.  The total number of shares paid as a stock dividend to our common stockholders was 39,650,815.  All common share amounts and per common share amounts have been adjusted to reflect the common stock split.

One Billion Dollars of Dividends Paid

With the payment of the January 2005 dividend, Realty Income and its predecessors have paid $1 billion in common stock dividends. In addition, since October 1994 when the Company began trading on the New York Stock Exchange, shareholders have enjoyed regular increases in the amount of the dividend. The annualized dividend amount has grown from $0.90 per share in 1994 to $1.32 per share as of December 31, 2004, an increase of 46.7%.  The December 31, 2004 annualized dividend amount increased by 10% as compared to the December 31, 2003 annualized dividend amount.

Common Stock Issuance

In March 2004, we issued 3.2 million shares of common stock.  The net proceeds of $67.9 million from this offering were used to repay a portion of the borrowings on our $250 million unsecured acquisition credit facility, including amounts that were borrowed to fund the acquisition of 112 convenience store properties in March 2004.

Class D Preferred Stock Issuance

In May 2004, we issued 4.0 million shares of 7.375% Monthly Income Cumulative Redeemable Class D preferred stock with a liquidation value of $25 per share.  The issuance price was $25 per share and the net proceeds of approximately $96.4 million were used to redeem our outstanding Class B and C preferred stock, repay borrowings under our $250 million unsecured acquisition credit facility and for other general corporate purposes.

In October 2004, we issued an additional 1.1 million shares of 7.375% Class D preferred stock for $25.4311 per share.  The net proceeds of $27.4 million were used to repay borrowings on our $250 million unsecured credit facility, which had been used for recent acquisitions of new retail properties.

Class B Preferred Stock Redemption

In June 2004, we redeemed all of the 2,745,700 outstanding shares of our Class B preferred stock for $68.6 million.  Each share was redeemed at a liquidation value of $25.00, plus accrued and unpaid dividends at the time of the redemption.

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

Realty Income and Crest Net Aggregate Acquisitions

Realty Income and Crest Net invested $215.3 million in aggregate in 194 new properties and properties under development in 2004. These 194 properties are located in 19 states and are 100% leased with an initial average lease term of 17.5 years.

In February 2005, we invested $67.3 million in a portfolio of 24 properties leased to Rite Aid Corporation.  We acquired existing stores that are net-leased to Rite Aid with an average remaining lease term of 14.2 years. Realty Income plans to hold approximately $58 million in its core portfolio as long-term investments and approximately $9 million was acquired by Crest Net lease.

Realty Income Acquisitions

Realty Income invested $193.8 million during 2004 in 172 new properties and properties under development with an initial weighted average contractual lease rate of 9.5%. These 172 properties are located in 18 states and are 100% leased with an initial average lease term of 17.5 years and will contain over 913,000 leasable square feet.

Of the $193.8 million Realty Income invested in real estate during 2004, $11.1 million was invested in properties under development that were acquired before 2004. Estimated unfunded development costs on Realty Income and Crest Net properties under development at December 31, 2004 totaled $13.0 million. At December 31, 2004, five new properties acquired during 2004 were leased and under contract for development by the tenant (with development costs funded by Realty Income or Crest Net) with rent scheduled to begin at various times during 2005.

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

The 172 new properties acquired by Realty Income are net-leased to 12 different retail chains in seven industries: automotive collision service, automotive service, convenience store, health and fitness, motor vehicle dealerships, restaurant, and sporting goods.

Crest Net Acquisitions

Crest Net invested $21.5 million during 2004 in 22 new retail properties and properties under development.

Investments in Existing Properties

In 2004, we capitalized costs of $1.1 million on existing properties in our portfolio, consisting of $323,000 for re-leasing costs and $789,000 for building improvements.

Net Income Available to Common Stockholders

Net income available to common stockholders was $90.2 million in 2004 versus $76.7 million in 2003, an increase of $13.5 million. On a diluted per common share basis, net income was $1.15 per share in 2004 as compared to $1.08 per share in 2003.  During 2004, net income available to common stockholders included one-time, non-cash charges totaling $3.8 million, or approximately, $0.05 per share.  These non-cash charges represent the Class B and Class C preferred stock original issuance costs that were paid in 1999 and recorded as a reduction in net income available to common stockholders in 2004 when the preferred stock was redeemed.

The calculation to determine net income available to common stockholders includes gains and losses from the sale of investment properties. The amount of gains and losses varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during 2004 was $12.7 million as compared to $7.2 million during 2003.

Funds from Operations (FFO)

In 2004, our FFO increased by $14.8 million, or 14.3%, to $118.2 million versus $103.4 million in 2003.  On a diluted per common share basis, FFO was $1.50 in 2004 compared to $1.45 for 2003, an increase of $0.05, or 3.4%.  Included in FFO per diluted common share for 2004 was $0.08 per share in non-cash charges for property impairments and origination costs on redeemed preferred stock. For 2004, non-cash charges for property impairments of $2.4 million equated to $0.03 in FFO per diluted common share and non-cash charges for origination costs on redeemed preferred stock of $3.8 million equated to $0.05 in FFO per diluted common share.

FFO for 2003 has been adjusted to reflect additional impairments on the sale of certain properties.  These additional impairments relate to properties where a contract for the sale of a property and the closing of the sale transaction occurred during the same quarterly period. As these transactions were contracted for and closed during the same quarter, losses on the sales were booked and reflected in the Company’s financial statements, but no impairments were booked on these properties in the Company’s calculation of FFO.  The Company now believes that such impairments on property sales should be deducted from the calculation of FFO.  FFO for 2003 was reduced by $672,000 or $0.01 per share.  The losses from these transactions were previously included in the Company’s calculation of net income and, as such, have no impact on the Company’s previously reported consolidated statements of income or consolidated balance sheets for these periods.

See our discussion of FFO in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report, which includes a reconciliation of net income available to common stockholders to FFO.

Crest Net Property Sales

During 2004 Crest Net sold 51 properties from its inventory for $75.0 million, which resulted in a gain of $10.3 million.

Crest Net’s Property Inventory

Crest Net’s property inventory at December 31, 2004 and December 31, 2003 totaled $10.1 million and $53.3 million, respectively, and is included in real estate held for sale, net, on our consolidated balance sheets.

The financial statements of Crest Net are consolidated into Realty Income’s financial statements. All material intercompany transactions have been eliminated in consolidation.

Sales of Investment Properties by Realty Income

During 2004, we sold or exchanged 43 properties and a portion of land from four properties for an aggregate of $35.4 million, which resulted in gains on sales, of $12.7 million on 38 properties and impairments of $1.7 million on five properties. The 43 properties sold consisted of 16 child care facilities, 13 restaurants, 10 convenience stores, three consumer electronics stores and one automotive service location. Of this gain on sales, $12.5 million is included in discontinued operations and $185,000 is included in other revenue. The net proceeds from the sale of these properties were used to repay outstanding indebtedness on our credit facility and to invest in new properties.

Increases in Monthly Cash Distributions to Common Stockholders

We continue our 35-year policy of paying distributions monthly. Monthly distributions per share were increased by $0.000625 in April 2004 to $0.100625, in July 2004 to $0.10125, in October 2004 to $0.109375 and in January 2005 to $0.11. The monthly distributions were also increased by $0.0075 per share in September 2004 to $0.10875.  The increase in January 2005 was our 29th consecutive quarterly increase and the 32nd increase in the amount of our cash dividend since our listing on the NYSE in 1994. In 2004, we paid the following monthly cash distributions per share; three in the amount of $0.10, three in the amount of $0.100625, two in the amount of $0.10125, one in the amount of $0.10875 and three in the amount of $0.109375, totaling $1.24125 per share. In December 2004, January 2005 and February 2005, we declared distributions of $0.11 per share, which were paid on January 18, 2005, on February 15, 2005 and will be paid on March 15, 2005, respectively.

The monthly distribution of $0.11 per share represents a current annualized distribution of $1.32 per share, and an annualized distribution yield of approximately 5.3% based on the last reported sale price of our common stock on the NYSE of $24.84 on February 15, 2005. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be in any future period.

DISTRIBUTION POLICY

Distributions are paid to our common stockholders and Class D preferred stockholders on a monthly basis if, as and when declared by our Board of Directors. The Class D preferred stockholders receive cumulative distributions at a rate of 7.375% per annum on the $25 per share liquidation preference (equivalent to $1.84375 per annum per share).

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains) and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains). In 2004, our cash distributions totaled $106.5 million, or approximately 107.8% of our estimated REIT taxable income of $98.8 million. Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization. We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Our 2004 cash distributions to common stockholders totaled $97.4 million, representing 82.4% of our funds from operations available to common stockholders of $118.2 million.

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

Distributions of our current and accumulated earnings and profits for federal income tax purposes, generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend or that such amounts constitute “qualified dividend income” subject to a reduced rate of tax. The maximum tax rate of non-corporate taxpayers for “qualified dividend income” has generally been reduced to 15% (for taxable years beginning after December 31, 2002). In general, dividends payable by REITs are not eligible for the reduced tax rate on corporate dividends, except to the extent the REIT’s dividends are attributable to dividends received from taxable corporations (such as our taxable REIT subsidiary, Crest Net), to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year) or, as discussed above, dividends properly designated by us as “capital gain dividends.” Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction in the stockholders’ basis in the stock. Distributions above that basis, generally, will be taxable as a capital gain. Approximately 4.7% of the distributions, made or deemed to have been made in 2004, to our common stockholders were classified as a return of capital for federal income tax purposes. We are unable to predict the portion of future distributions that may be classified as a return of capital.

BUSINESS PHILOSOPHY AND STRATEGY

Investment Philosophy

We believe that owning an actively managed, diversified portfolio of retail properties under long-term, net leases produces consistent and predictable income.  Under a net-lease agreement, the tenant agrees to pay monthly rent and property operating expenses (taxes, maintenance and insurance) plus, typically, future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases, or to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term leases, coupled with the tenant’s responsibility for property expenses, generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

Investment Strategy

In identifying new properties for acquisition, our focus is generally on providing expansion capital to retail chain owners and operators by acquiring, then leasing back, retail store locations. We categorize retail tenants as: 1) venture market, 2) middle market, and 3) upper market. Venture companies typically offer a new retail concept in one geographic region of the country and operate between five and 50 retail locations. Middle market retail chains typically have 50 to 500 retail locations, operations in more than one geographic region, have been successful through one or more economic cycles, and have a proven, replicable concept. The upper market retail chains typically consist of companies with 500 or more locations, operating nationally, in a proven, mature retail concept. Upper market retail chains generally have strong operating histories and access to several sources of capital.

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

•                  They usually are larger public and private retailers with more commonly recognized brand names;

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

Historically, our investment focus has been on retail industries that have a service component because we believe the lease revenue from these types of businesses is more stable. Because of this investment focus, for the quarter ended December 31, 2004, approximately 81.6% of our rental revenue rent was derived from retailers with a service component in their business. Furthermore, we believe these service-oriented businesses would be difficult to duplicate over the Internet and that our properties continue to perform well relative to competition from Internet businesses.

Credit Strategy

We generally provide sale-leaseback financing to less than investment grade retail chains. From 1970 through December 31, 2004, we have acquired and leased back to regional and national retail chains 1,678 properties (including 177 properties that have been sold) and have collected approximately 98% of the original contractual rent obligations on those properties. We believe that within this market we can achieve an attractive risk-adjusted return on the financing we provide to retailers.

We believe the principal financial obligations of most retailers typically include their bank and other debt, payment obligations to suppliers and real estate lease obligations. Because we typically own the land and building in which a tenant conducts its retail business, we believe the risk of default on a retailers’ lease obligations is less than the retailers’ unsecured general obligations. It has been our experience that since retailers must retain their profitable retail locations in order to survive, in the event of reorganization they are less likely to reject a lease for a profitable location because this would terminate their right to use the property. Thus, as the property owner, we believe we will fare better than unsecured creditors of the same retailer in the event of reorganization. If a property is rejected by the tenant during reorganization, we own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on the real estate leases can be further mitigated by monitoring the performance of the retailers’ individual unit locations and considering whether to sell locations that are weaker performers.

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

The typical profile of companies whose properties have been approved for acquisition are those with 50 or more retail locations.  Generally the properties:

•                  Are located in highly visible areas,

•                  Have easy access to major thoroughfares; and

•                  Have attractive demographics.

Acquisition Strategy

We seek to invest in industries in which several, well-organized, regional and national chains are capturing market share through service, quality control, economies of scale, advertising and the selection of prime retail locations. We execute our acquisition strategy by acting as a source of capital to regional and national retail chain store owners and operators, doing business in a variety of industries, by acquiring and leasing back retail store locations. We undertake thorough research and analysis to identify appropriate industries, tenants and property locations for investment. Our research expertise is instrumental to uncovering net-lease opportunities in markets where our real estate financing program adds value. In selecting real estate for potential investment, we generally seek to acquire properties that have the following characteristics:

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

Portfolio Management Strategy

The active management of the property portfolio is an essential component of our long-term strategy. We continually monitor our portfolio for changes that could affect the performance of the industries, tenants and locations in which we have invested. The portfolio is regularly analyzed with a view toward optimizing its returns and enhancing its credit quality. Our executives review industry research, tenant research, property due diligence and significant portfolio management activities. This monitoring typically includes regular review and analysis of:

•                  The performance of various retail industries; and

•                  The operation, management, business planning and financial condition of the tenants.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sales proceeds will generate higher returns, enhance the credit quality of our real estate portfolio, or extend our average remaining lease term. At December 31, 2004, we classified real estate with a carrying amount of $17.2 million as held for sale, which includes $10.1 million in properties owned by Crest Net. Additionally, we anticipate selling properties from our portfolio that have not yet been specifically identified. We anticipate we will receive between $15 million and $35 million in proceeds from the sale of investment properties during the next 12 months and we intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At February 15, 2005, our total outstanding credit facility borrowings and outstanding notes were $571.0 million or approximately 21.3% of our total market capitalization of $2.68 billion. We define our total market capitalization at February 15, 2005 as the sum of:

•                  Shares of our common stock outstanding of 79,581,373 multiplied by the last reported sales price of our common stock on the NYSE of $24.84 per share, or $1.98 billion;

•                  Liquidation value of the Class D preferred stock of $127.5 million;

•                  Outstanding borrowings of $91.0 million on our credit facility; and

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

We have a $250 million revolving, unsecured credit facility that expires in October 2005. At February 15, 2005, the outstanding balance on the acquisition credit facility was $91.0 million, with an effective interest rate of approximately 3.5%. A commitment fee of 0.2% per annum accrues on the total $250 million credit commitment of the credit facility. The credit facility has been, and is expected to be, used to acquire additional retail properties leased to regional and national retail chains under long-term, net-lease agreements. The credit facility has also been used to provide capital to subsidiaries for the purpose of funding the acquisition of properties.  We regularly evaluate our credit facility and may seek to extend, renew or replace our credit facility, to the extent we deem appropriate.

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

We are currently assigned investment grade credit ratings, on our senior unsecured notes, from Fitch Ratings, Moody’s Investors Service, Inc. and Standard & Poor’s Rating Group. Currently, Fitch Ratings has assigned a rating of BBB, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BBB to our senior notes. All of these ratings have been assigned a “stable” outlook.

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

No Off-Balance Sheet Arrangements or Unconsolidated Investments

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

Competitive Strategy

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

•                  Investment in New Retail Industries:  Though we specialize in single-tenant properties, we will seek to further diversify our portfolio among a variety of retail industries. We believe diversification will allow us to invest in retail industries that currently are growing and have characteristics we find attractive. These characteristics include, but are not limited to, retail industries that are dominated by local store operators where regional and national chain store operators can increase market share and dominance by consolidating local operators and streamlining their operations, as well as capitalizing on major demographic shifts in a population base. During 2004, we added two new industries, financial services and motor vehicle dealerships, to our portfolio.

•                  Diversification:  Diversification of the portfolio by retail industry type, tenant, and geographic location is key to our objective of providing predictable investment results for our stockholders, therefore further diversification of our portfolio is a continuing objective. At December 31, 2004, our retail property portfolio consisted of 1,533 properties located in 48 states, leased to 93 retail chains doing business in 30 industry segments. Each of the 30 industry segments, represented in our property portfolio, individually accounted for no more than 19.6% of our rental revenue for the quarter ended December 31, 2004.

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

PROPERTIES

At December 31, 2004, we owned a diversified portfolio:

•                  Of 1,533 retail properties;

•                  With an occupancy rate of 97.9%, or 1,501 properties occupied of the 1,533 properties in the portfolio;

•                  Leased to 93 different retail chains doing business in 30 separate retail industries;

•                  Located in 48 states;

•                  With over 11.9 million square feet of leasable space; and

•                  With an average leasable retail space of 7,800 square feet.

In addition to our real estate portfolio at December 31, 2004, our subsidiary, Crest Net had invested $10.1 million in a portfolio of eight retail properties located in five states. These properties are classified as held for sale on our consolidated balance sheets.

At December 31, 2004, 1,497, or 97.7%, of our 1,533 retail properties were owned under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or , to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

Our net-leased retail properties primarily are leased to regional and national retail chain store operators. Most buildings are single-story structures with adequate parking on site to accommodate peak retail traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts and adequate access and proximity to a sufficient population base constituting a suitable market or trade area for the retailer’s business.

The following table sets forth certain information regarding our properties classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the Quarter ended	For the Years Ended
Industries (30)	Dec 31, 2004	Dec 31, 2004	Dec 31, 2003	Dec 31, 2002	Dec 31, 2001	Dec 31, 2000	Dec 31, 1999	Dec 31, 1998
Apparel stores	1.7%	1.8%	2.1%	2.3%	2.4%	2.4%	3.8%	4.1%
Automotive collision services	1.3	1.0	0.3	—	—	—	—	—
Automotive parts	4.0	3.8	4.5	4.9	5.7	6.0	6.3	6.1
Automotive service	8.2	7.7	8.3	7.0	5.7	5.8	6.6	7.5
Automotive tire services	7.5	7.8	3.1	2.7	2.6	2.3	2.3	1.7
Book stores	0.3	0.3	0.4	0.4	0.4	0.5	0.5	0.6
Business services	0.1	0.1	0.1	0.1	0.1	0.1	0.1		*
Child care	13.7	14.4	17.8	20.8	23.9	24.7	25.3	29.2
Consumer electronics	1.8	2.1	3.0	3.3	4.0	4.9	4.4	5.4
Convenience stores	19.6	19.2	13.3	9.1	8.4	8.4	7.2	6.1
Crafts and novelties	0.5	0.5	0.6	0.4	0.4	0.4	0.4		*
Drug stores	0.1	0.1	0.2	0.2	0.2	0.2	0.2	0.1
Entertainment	2.3	2.3	2.6	2.3	1.8	2.0	1.2	—
Equipment rental services	0.3	0.3	0.2	—	—	—	—	—
Financial services	0.1	0.1	—	—	—	—	—	—
General merchandise	0.5	0.4	0.5	0.5	0.6	0.6	0.6		*
Grocery stores	0.8	0.8	0.4	0.5	0.6	0.6	0.5		*
Health and fitness	3.9	4.0	3.8	3.8	3.6	2.4	0.6	0.1
Home furnishings	3.9	4.1	4.9	5.4	6.0	5.8	6.5	7.8
Home improvement	1.0	1.0	1.1	1.2	1.3	2.0	3.6		*
Motor vehicle dealerships	1.4	0.6	—	—	—	—	—	—
Office supplies	1.6	1.6	1.9	2.1	2.2	2.3	2.6	3.0
Pet supplies and services	1.4	1.4	1.7	1.7	1.6	1.5	1.1	0.6
Private education	1.1	1.1	1.2	1.3	1.5	1.4	1.2	0.9
Restaurants	9.9	9.7	11.8	13.5	12.2	12.3	13.3	16.2
Shoe stores	0.1	0.3	0.9	0.8	0.7	0.8	1.1	0.8
Sporting goods	3.3	3.4	3.8	4.1	0.9	—	—	—
Theaters	3.3	3.5	4.1	3.9	4.3	2.7	0.6	—
Travel plazas	0.4	0.4	0.3	—	—	—	—	—
Video rental	2.7	2.8	3.3	3.3	3.7	3.9	4.3	3.8
Other	3.2	3.4	3.8	4.4	5.2	6.0	5.7	6.0

Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

* Less than 0.1%

(1)                        Includes rental revenue for all properties owned by Realty Income at the end of each period presented (including revenue from properties reclassified to discontinued operations) and excludes properties owned by our subsidiary, Crest Net.

The following table sets forth certain information regarding the properties owned by Realty Income at December 31, 2004, classified according to the retail business types and the level of services they provide (dollars in thousands):

Industry	Number of Properties (1)	Rental Revenue for the Quarter Ended Dec. 31, 2004 (2)	Percentage of Rental Revenue

Tenants Providing Services
Automotive collision services	11	$577	1.3%
Automotive service	220	3,720	8.2
Child care	279	6,254	13.7
Entertainment	9	1,035	2.3
Equipment rental services	2	133	0.3
Financial services	3	66	0.1
Health and fitness	11	1,785	3.9
Private education	6	492	1.1
Theaters	11	1,510	3.3
Other	9	1,465	3.2
	561	17,037	37.4

Tenants Selling Goods and Services
Automotive parts (with installation)	30	583	1.3
Automotive tire services	104	3,402	7.5
Business services	1	32	0.1
Convenience stores	373	8,928	19.6
Home improvement	2	50	0.1
Motor vehicle dealerships	9	650	1.4
Pet supplies and services	8	542	1.2
Restaurants	201	4,519	9.9
Travel plazas	1	167	0.4
Video rental	34	1,235	2.7
	763	20,108	44.2

Tenants Selling Goods
Apparel stores	5	775	1.7
Automotive parts	73	1,244	2.7
Book stores	2	155	0.3
Consumer electronics	26	796	1.8
Crafts and novelties	4	211	0.5
Drug stores	1	61	0.1
General merchandise	11	208	0.5
Grocery stores	6	339	0.8
Home furnishings	38	1,793	3.9
Home improvement	14	404	0.9
Office supplies	9	716	1.6
Pet supplies	3	96	0.2
Shoe stores	4	51	0.1
Sporting goods	13	1,490	3.3
	209	8,339	18.4

TOTALS	1,533	$45,484	100.0%

(1)                        Excludes properties owned by our subsidiary, Crest Net.

(2)                        Includes rental revenue for all properties owned by Realty Income at December 31, 2004 (including revenue from properties reclassified to discontinued operations of $144).

Of the 1,533 properties in the portfolio at December 31, 2004, 1,528 were single-tenant properties with the remaining properties being multi-tenant properties. At December 31, 2004, 1,497 of the 1,528 single-tenant properties, or 98.0%, were net leased with a weighted average remaining lease term (excluding extension options) of approximately 12.0 years.

The following table sets forth certain information regarding the timing of the lease term expirations (excluding extension options) on our 1,497 net-leased, single-tenant retail properties at December 31, 2004 (dollars in thousands):

	Total Portfolio			Initial Expirations			Subsequent Expirations
Year	Total Number of Leases Expiring(1)	Rental Revenue for the Quarter Ended 12/31/04(2)	% of Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 12/31/04	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 12/31/04	% of Total Rental Revenue
2005	99	$1,848	4.2%	64	$1,211	2.7%	35	$637	1.5%
2006	91	2,111	4.8	42	1,027	2.3	49	1,084	2.5
2007	118	2,199	5.0	87	1,645	3.7	31	554	1.3
2008	94	2,092	4.8	60	1,465	3.4	34	627	1.4
2009	85	1,906	4.3	28	646	1.4	57	1,260	2.9
2010	51	1,106	2.5	43	961	2.2	8	145	0.3
2011	40	1,545	3.5	32	1,333	3.0	8	212	0.5
2012	43	1,339	3.1	43	1,339	3.1	—	—	0.0
2013	74	3,331	7.6	66	3,091	7.0	8	240	0.6
2014	49	2,039	4.6	39	1,816	4.1	10	223	0.5
2015	33	1,050	2.4	31	1,003	2.3	2	47	0.1
2016	14	388	1.0	12	306	0.8	2	82	0.2
2017	16	1,269	2.9	12	1,202	2.7	4	67	0.2
2018	20	828	1.9	20	828	1.9	—	—	0.0
2019	84	3,284	7.5	83	3,091	7.1	1	193	0.4
2020	53	1,891	4.3	53	1,891	4.3	—	—	0.0
2021	130	4,333	9.9	130	4,333	9.9	—	—	0.0
2022	96	2,472	5.6	95	2,463	5.6	1	9		*
2023	233	6,332	14.4	232	6,307	14.4	1	25		*
2024	61	1,374	3.1	61	1,374	3.1	—	—	0.0
2025	1	87	0.2	1	87	0.2	—	—	0.0
2026	2	93	0.2	2	93	0.2	—	—	0.0
2028	2	54	0.1	2	54	0.1	—	—	0.0
2033	3	357	0.8	3	357	0.8	—	—	0.0
2034	2	244	0.6	2	244	0.6	—	—	0.0
2037	2	325	0.7	2	325	0.7	—	—	0.0
2043	1	13	*	—	—	0.0	1	13		*

Totals	1,497	$43,910	100.0%	1,245	$38,492	87.6%	252	$5,418	12.4%

*Less than 0.1%

(1)  Excludes, four multi-tenant properties, 32 vacant and unleased properties, one of which is a multi-tenant property, and properties owned by our subsidiary, Crest Net.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)  Includes rental revenue of $144 from properties reclassified to discontinued operations and excludes revenue of $1,574 from four multi-tenant properties and from 32 vacant and unleased properties at December 31, 2004.

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of December 31, 2004 (dollars in thousands):

State	Number of Properties (1)	Percent Leased	Approximate Leasable Square Feet (1)	Rental Revenue For the Quarter Ended December 31, 2004 (2)	Percentage of Rental Revenue
Alabama	17	100%	145,600	$376	0.8%
Alaska	2	100	128,500	251	0.5
Arizona	71	99	338,600	1,875	4.1
Arkansas	8	88	48,800	139	0.3
California	61	100	1,057,100	4,020	8.8
Colorado	45	98	367,300	1,547	3.4
Connecticut	16	100	245,600	927	2.0
Delaware	16	100	29,100	338	0.7
Florida	127	98	1,328,500	4,978	10.9
Georgia	94	99	580,400	2,267	5.0
Idaho	11	100	52,000	207	0.5
Illinois	44	100	391,300	1,292	2.8
Indiana	27	93	153,100	504	1.1
Iowa	9	89	57,500	142	0.3
Kansas	22	82	201,300	518	1.1
Kentucky	12	100	41,200	271	0.6
Louisiana	14	100	65,200	295	0.6
Maryland	24	100	207,600	1,136	2.5
Massachusetts	37	100	203,100	997	2.2
Michigan	13	100	81,600	298	0.7
Minnesota	18	100	211,600	553	1.2
Mississippi	19	79	145,300	302	0.7
Missouri	32	97	222,900	709	1.6
Montana	2	100	30,000	80	0.2
Nebraska	11	100	96,200	311	0.7
Nevada	10	100	102,300	444	1.0
New Hampshire	10	100	89,600	369	0.8
New Jersey	25	100	132,100	1,059	2.3
New Mexico	6	100	48,800	114	0.3
New York	27	100	327,900	1,492	3.3
North Carolina	50	100	290,100	1,315	2.9
North Dakota	1	100	22,000	25		*
Ohio	100	100	616,000	2,201	4.8
Oklahoma	17	100	94,300	358	0.8
Oregon	17	100	253,300	573	1.3
Pennsylvania	76	100	416,000	1,992	4.4
Rhode Island	1	100	3,500	29	0.1
South Carolina	52	98	156,200	1,125	2.5
South Dakota	1	100	6,500	24		*
Tennessee	98	100	461,900	2,213	4.9
Texas	170	94	1,656,700	4,406	9.7
Utah	6	100	35,100	119	0.3
Vermont	1	100	2,500	22		*
Virginia	55	100	412,600	2,073	4.6
Washington	37	100	243,900	751	1.7
West Virginia	2	100	16,800	41	0.1
Wisconsin	16	88	153,700	353	0.8
Wyoming	3	100	14,900	53	0.1

Totals/Average	1,533	98%	11,986,100	$45,484	100.0%

* Less than 0.1%

(1)  Excludes properties owned by our subsidiary, Crest Net.

(2)  Includes rental revenue for all properties owned by Realty Income at December 31, 2004 (including revenue from properties reclassified to discontinued operations of $144).

Description of Leasing Structure

At December 31, 2004, 1,497 or 97.7% of our 1,533 properties were net leased. In most cases, the leases:

•                  Are for initial terms of 15 to 20 years;

•                  Require the tenants to pay minimum monthly rents and property operating expenses (taxes, insurance and maintenance); and

•                  Provide for future rent increases (typically subject to ceilings) based on increases in the consumer price index, fixed increases, or to a lesser degree, additional rent based upon the tenants’ gross sales above a specified level. Where leases provide for rent increases based on increases in the consumer price index, generally these increases become part of the new permanent base rent. Where leases provide for percentage rent, this additional rent is typically payable only if the tenants’ gross sales, for a given period (usually one year), exceed a specified level and is then typically calculated as a percentage of only the amount of gross sales in excess of that level.

Matters Pertaining to Certain Properties and Tenants

Of the 32 properties available for lease or sale at December 31, 2004; all but one are single-tenant properties. Twelve of the properties had been previously leased to child care operators, eight to consumer electronic stores, seven to restaurant operators, three to shoe store operators, one to an automotive service operator and one to a grocery store operator.  At December 31, 2004, eleven of our properties under lease were unoccupied and available for sublease by the tenants, all of which were current with their rent and other obligations.

For 2004, each of our tenants accounted for less than 10% of our rental revenue.  Our tenants in the convenience store and child care industries accounted for approximately 19.2% and 14.4%, respectively, of our rental revenue for the year 2004. Individually, each of the other industries in our property portfolio accounted for less than 10% of our rental revenue.  A downturn in any of these industries, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in these industries, which in turn could have a material adverse affect on our financial position, results of operations, ability to make distributions to stockholders and our ability to make debt service payments.

A substantial number of our properties are leased to middle-market retail chains that generally have more limited financial and other resources than certain upper-market retail chains, and therefore they are more likely to be adversely affected by a downturn in their respective business or in the regional or national economy in general.

Certain Properties Under Development

Of the 172 properties Realty Income acquired in 2004 and the 22 properties acquired by Crest Net in 2004, all but five were occupied at February 15, 2005. The five properties were leased and under contract for development by each property’s tenant (with development costs funded by us or Crest Net), with rent generally commencing when the property opens for business. In the case of development properties, we either enter into an agreement with a retail chain where the retailer retains a contractor to construct the improvements and we fund the costs of that development, or we fund a developer who constructs the improvements. In either case, there is an executed lease at the time of the land purchase and there is a requirement to complete the construction on a timely basis, generally within eight months after we purchase the land. The tenant or developer generally is required to pay construction cost overruns to the extent that they exceed the construction budget by more than a predetermined amount. We also enter into a lease with the tenant at the time we purchase the land, which generally requires the tenant to begin paying base rent when the store opens for business. The base rent is calculated as a percentage of our acquisition cost for the property, including construction costs and capitalized interest. In 2004, Realty Income acquired nine development properties and Crest Net acquired one development property, five of which were generating rent as of February 15, 2005. Both Realty Income and Crest Net will continue to pursue development opportunities under similar arrangements.

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

There may be environmental problems associated with our properties, of which we are unaware. In that regard, a number of our properties are leased to operators of convenience stores that sell petroleum-based fuels, as well as to operators of oil change and tune-up facilities. These facilities, and some other of our properties, use, or may have used in the past, underground lifts or underground tanks for the storage of petroleum-based or waste products, which could create a potential for release of hazardous substances.

The presence of hazardous substances on a property may adversely affect our ability to sell that property and we may incur substantial remediation costs. Although our leases generally require our tenants to operate in compliance with all applicable federal, state and local environmental laws, ordinances and regulations and to indemnify us against any environmental liabilities arising from the tenants’ activities on the property, we could nevertheless be subject to strict liability by virtue of our ownership interest. There also can be no assurance that our tenants could or would satisfy their indemnification obligations under the leases. The discovery of environmental liabilities attached to our properties could have a material adverse effect on our results of operations, our financial condition or our ability to make distributions to stockholders and to pay the principal of and interest on our debt securities and other indebtedness.

We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous substances, toxic substances or petroleum products in connection with any of our present properties. Nevertheless, if environmental contamination should exist, we could be subject to strict liability by virtue of our ownership interest and to pay the principal and interest on our debt securities and other indebtedness.

Since December 1996, we have maintained an environmental insurance policy on our property portfolio. The limit on our current policy is $10 million per occurrence and $50 million in the aggregate, subject to a $25,000 self insurance retention, per occurrence, for properties with underground storage tanks and a $100,000 self insurance retention, per occurrence, for all other properties. It is possible that our insurance will be insufficient to address any particular environmental situation and that we could be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future.  We are currently discussing with our environmental insurance policy provider extending and modifying our environmental insurance policy.

Taxation of the Company

Commencing with our taxable year ended December 31, 1994, we believe that we are organized and have operated, and we intend to continue to operate, so as to qualify as a “REIT” under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). However, we cannot assure you that we have been organized or have operated in a manner that has satisfied the requirements for qualification as a REIT, or that we will continue to be organized or operate in a manner that will allow us to continue to qualify as a REIT.

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

•                  We would no longer be required to make distributions to stockholders; and

•                  This treatment would substantially reduce amounts available for investment or distribution to stockholders because of the additional tax liability for the years involved, which could have a material adverse effect on the market price of our capital stock and the value of our debt securities.

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

We intend to continue to make distributions to our stockholders to comply with the distribution requirements of the Code as well as to reduce our exposure to federal income taxes and the nondeductible excise tax. Differences in timing between the receipt of income and the payment of expenses to arrive at taxable income, along with the effect of required debt amortization payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

Dilution of Common Stock

Our future growth will depend, in large part, upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of holders of our common stock. Likewise, our Board of Directors is authorized to cause us to issue preferred stock of any class or series (with dividend, voting and other rights as determined by the Board of Directors). Accordingly, the Board of Directors may authorize the issuance of preferred stock with voting, dividend and other similar rights that could dilute, or otherwise adversely affect, the interests of holders of our common stock.

Real Estate Ownership Risks

We are subject to all of the general risks associated with the ownership of real estate. In particular, we face the risk that rental revenue from our properties may be insufficient to cover all corporate operating expenses, debt service payments on indebtedness we incur and distributions on our stock. Additional real estate ownership risks include:

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

PART II

Item 5:                                      Market For Registrant’s Common Equity And Related Stockholder Matters

A.  Our common stock is traded on the NYSE under the ticker symbol “O.” The following table shows the high and low sales prices per share for our common stock as reported by the NYSE, and distributions declared per share of common stock for the periods indicated.

	Price Per Share of Common Stock		Distributions Declared(1)
	High	Low
2004
First quarter	$22.48	$19.70	$0.300625
Second quarter	22.33	17.69	0.302500
Third quarter	22.70	19.71	0.319375
Fourth quarter	26.08	22.48	0.328750

Total			$1.251250

2003
First quarter	$18.48	$16.44	$0.293125
Second quarter	19.70	17.81	0.295000
Third quarter	20.40	18.75	0.296875
Fourth quarter	20.49	19.58	0.298750

Total			$1.183750

(1) Common stock cash distributions currently are declared monthly by us based on financial results for the prior months.  At December 31, 2004 a distribution of $0.11 per common share had been declared and was paid in January 2005.

After the market close on December 31, 2004, a 2-for-1 stock split, declared in November 2004, became effective.  Common stockholders received a dividend of an additional share of common stock for each share they owned.  The increase in the number of common shares outstanding after the stock split is reflected for all periods presented and all per share data has been adjusted for the stock split.

B. There were approximately 10,600 registered holders of record of our common stock as of February 1, 2005. We estimate that our total number of shareholders is approximately 65,000 when we include both registered and beneficial holders of our common stock.

Item 6:                                      Selected Financial Data

(not covered by Report of Independent Registered Public Accounting Firm)

As of or for the years ended December 31, (dollars in thousands, except per share data)	2004	2003	2002	2001	2000
Total assets (book value)	$1,442,315	$1,360,257	$1,080,230	$1,003,708	$934,766
Cash and cash equivalents	2,141	4,837	8,921	2,467	3,815
Lines of credit and notes payable	503,600	506,400	339,700	315,300	404,000
Total liabilities	528,580	532,491	357,775	331,915	419,197
Total stockholders’ equity	913,735	827,766	722,455	671,793	515,569
Net cash provided by operating activities	178,337	73,957	124,807	90,035	56,590
Net change in cash and cash equivalents	(2,696)	(4,084)	6,454	(1,348)	3,042
Total revenue	175,555	145,293	129,925	111,640	106,325
Income from continuing operations	84,098	72,626	65,722	58,290	46,600
Income from discontinued operations	19,299	13,809	12,945	9,268	8,188
Net income	103,397	86,435	78,667	67,558	54,788
Preferred stock cash dividends	(9,455)	(9,713)	(9,713)	(9,712)	(9,712)
Excess of redemption value over carrying value of preferred shares redeemed	(3,774)	—	—	—	—
Net income available to common stockholders	90,168	76,722	68,954	57,846	45,076
Cash distributions paid to common stockholders	97,420	83,842	78,042	64,871	58,262
Ratio of earnings to fixed charges (1)	3.9 times	4.1 times	4.3 times	3.5 times	2.6 times
Ratio of earnings to combined fixed charges and preferred stock cash dividends (1)	3.1 times	3.0 times	3.0 times	2.6 times	2.0 times
Basic net income per common share	1.15	1.08	1.02	0.99	0.84
Diluted net income per common share	1.15	1.08	1.01	0.99	0.84
Cash distributions paid per common share	1.24125	1.18125	1.15125	1.12125	1.09125
Cash distributions declared per common share	1.25125	1.18375	1.15375	1.12375	1.09375
Basic weighted average number of common shares outstanding	78,518,296	71,128,282	67,867,498	58,450,718	53,369,196
Diluted weighted average number of common shares outstanding	78,598,788	71,222,628	67,976,314	58,562,240	53,401,612

(1)  Ratio of Earnings to Fixed Charges is calculated by dividing earnings by fixed charges.  For this purpose, earnings consist of net income before interest expense.  Fixed charges are comprised of interest costs (including capitalized interest) and the amortization of debt issuance costs.  In computing the ratio of earnings to combined fixed chares and preferred stock cash dividends, preferred stock cash dividends consist of dividends on our Class B preferred stock, Class C preferred stock and our outstanding Class D preferred stock.  We redeemed our Class B preferred stock in June 2004 and our Class C preferred stock in July 2004, we issued 4,000,000 shares of our 7-3/8% Class D preferred stock in May 2004 and we issued 1,100,000 shares of our 7-3/8% Class D preferred stock in October 2004.

Item 7:                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT.  Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO, per share.  The monthly distributions are supported by the cash flow from our portfolio of retail properties leased to regional and national retail chains.  We have in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. Over the past 36 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term lease agreements (primarily 15- to 20-years).

We also seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. At December 31, 2004, we owned a diversified portfolio:

•                  Of 1,533 retail properties;

•                  With an occupancy rate of 97.9%, or 1,501 properties occupied of the 1,533 properties in the portfolio;

•                  Leased to 93 different retail chains doing business in 30 separate retail industries;

•                  Located in 48 states;

•                  With over 11.9 million square feet of leasable space; and

•                  With an average leasable retail space per property of 7,800 square feet.

Of the 1,533 properties in the portfolio, 1,528 are single-tenant, retail properties and the remaining five are multi-tenant properties. At December 31, 2004, 1,497, or 98.0%, of the 1,528 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 12.0 years.

In addition, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., owned eight properties with a total investment of $10.1 million at December 31, 2004. These properties are classified as held for sale.  Crest Net was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves

Realty Income is organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At December 31, 2004, we had cash and cash equivalents totaling $2.1 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future, except that we intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facility.

$250 Million Bank Credit Facility

We have a $250 million revolving, unsecured credit facility that expires in October 2005. Realty Income’s current investment grade credit ratings provide for financing under the $250 million credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 90 basis points with a facility fee of 20 basis points, for all-in drawn pricing of 110 basis points over LIBOR.  At February 15, 2005, we had a borrowing capacity of $159.0 million available on our credit facility and an outstanding balance of $91.0 million at an effective interest rate of 3.5%.  We regularly evaluate our credit facility and may seek to extend, renew or replace our credit facility, to the extent we deem appropriate.

The credit facility is expected to be used to acquire additional retail properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk.

We have no mortgage debt on any of our properties.

Universal Shelf Registration of $800 Million

In February 2004, we filed a universal shelf registration statement with the SEC registering the issuance, from time to time, of up to $800 million in aggregate value of common stock, preferred stock and debt securities.  At February 15, 2005, $600.4 million remained available for issuance under our universal shelf registration statement.

Issuance of Common Stock in 2004

In March 2004, we issued 3.2 million shares of common stock. The net proceeds of $67.9 million were used to repay borrowings under our $250 million acquisition credit facility, including amounts that were borrowed to fund the acquisition of 112 convenience store properties in March 2004.

Common Stock Split

Realty Income completed a 2-for-1 stock split after the market close on December 31, 2004. As a result of the stock split, total outstanding shares were increased from approximately 39.65 million shares to 79.30 million shares.

Issuance of Preferred Stock in 2004

In May 2004, we issued 4.0 million shares of 7.375% Monthly Income Class D cumulative redeemable preferred stock, with a liquidation value of $25 per share.  The net proceeds of $96.4 million from this issuance were used to redeem a portion of the outstanding Class B and Class C preferred stock, repay borrowings outstanding under our $250 million acquisition credit facility and for other general corporate purposes.  Dividends on the Class D preferred stock are paid monthly in arrears.

In October 2004, we issued an additional 1.1 million shares of 7.375% Class D preferred stock for $25.4311 per share.  The net proceeds of $27.4 million were used to repay borrowings on our $250 million acquisition credit facility.

Redemption of Class B and Class C Preferred Stock

In June 2004, we redeemed all of the 2,745,700 outstanding shares of our 9-3/8% Class B preferred stock at par ($25 per share) and on July 30, 2004, we redeemed all of the 1,380,000 outstanding shares of our 9-1/2% Class C preferred stock at par ($25 per share).

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At February 15, 2005, our total outstanding credit facility borrowings and outstanding notes were $571.0 million or approximately 21.3% of our total market capitalization of $2.68 billion. We define our total market capitalization at February 15, 2005 as the sum of:

•                  Shares of our common stock outstanding of 79,581,373 multiplied by the last reported sales price of our common stock on the NYSE of $24.84 per share, or $1.98 billion;

•                  Liquidation value of the Class D preferred stock of $127.5 million;

•                  Outstanding borrowings of $91.0 million on our credit facility; and

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

All of these notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. We have been in compliance with these covenants since each of the notes were issued.

All of our outstanding notes have fixed interest rates.  Our credit facility interest rate is variable.

The following table summarizes the maturity of each of our obligations as of December 31, 2004, dollars in millions:

Table of Obligations

Year of Maturity	Credit Facility (1)	Notes	Interest (2)	Other (3)	Totals
2005	$23.6	$—	$32.7	$14.0	$70.3
2006	—	—	32.0	—	32.0
2007	—	110.0	26.5	—	136.5
2008	—	100.0	22.4	—	122.4
2009	—	20.0	13.7	—	33.7
Thereafter	—	250.0	65.7	—	315.7

Totals	$23.6	$480.0	$193.0	$14.0	$710.6

(1) The credit facility balance was $91.0 million as of February 15, 2005.

(2) Interest on credit facility and notes has been calculated based on outstanding balances as of December 31, 2004 through their respective maturity dates.

(3) Other consists of $13.0 million of estimated unfunded costs on properties under development and $1.0 million of contingent payments for tenant improvements and leasing costs.

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

In October 2004, we issued an additional 1.1 million shares of 7.375% Class D preferred stock.  The net proceeds of approximately $27.4 million were used to repay borrowings under our $250 million unsecured acquisition credit facility and for other general corporate purposes.

No Off-Balance Sheet Arrangements or Unconsolidated Investment

Realty Income and its subsidiaries have no unconsolidated or off-balance sheet investments in “variable interest entities” or off-balance sheet financing, nor do we engage in trading activities involving energy or commodity contracts or other derivative instruments.

As we have no joint ventures, off-balance sheet entities, or mandatorily redeemable preferred stock, our financial position or results of operations are currently not affected by Financial Accounting Standard Board Interpretation No. 46R, Consolidation of Variable Interest Entities and Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Acquisitions During 2004

Realty Income and Crest Net

Realty Income and Crest Net invested $215.3 million in aggregate in 194 new properties and properties under development in 2004. These 194 properties are located in 19 states and are 100% leased with an initial average lease length of 17.5 years.

Realty Income

Realty Income invested $193.8 million in 172 new properties and properties under development with an initial weighted average contractual lease rate of 9.5% in 2004. These 172 properties are located in 18 states and are 100% leased with an initial average lease length of 17.5 years and will contain over 913,000 leasable square feet.

Of the $193.8 million Realty Income invested in real estate during 2004, $11.1 million was invested in properties under development that were acquired before 2004. Estimated unfunded development costs on Realty Income and Crest Net properties under development at December 31, 2004 totaled $13.0 million. At December 31, 2004, five new properties acquired during 2004 were leased and under contract for development by the tenant (with development costs funded by Realty Income or Crest Net) with rent scheduled to begin at various times during 2005.

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

The 172 new properties acquired by Realty Income are net-leased to 12 different retail chains in seven industries: automotive collision service, automotive service, convenience store, health and fitness, motor vehicle dealerships, restaurant and sporting goods. During 2004, we added two new industries (motor vehicle dealerships and financial services) to our portfolio.

Crest Net

Crest Net invested $21.5 million during 2004 in 22 new retail properties and properties under development.

Investments in Existing Properties

In 2004, we capitalized costs of $1.1 million on existing properties in our portfolio, consisting of $323,000 for re-leasing costs and $789,000 for building improvements

Sales of Investment Properties

During 2004, we sold or exchanged 43 properties and sold a portion of land from four properties for an aggregate of $35.4 million, which resulted in gains on sales of $12.7 million for 38 properties and impairments of $1.7 million on five properties. The 43 properties sold consisted of 16 child care facilities, 13 restaurants, 10 convenience stores, three consumer electronics stores and one automotive service location. Of this gain on sales, $12.5 million is included in discontinued operations and $185,000 is included in other revenue. The net proceeds from the sale of these properties were used to repay outstanding indebtedness on our credit facility and to invest in new properties.

Crest Net Property Sales

During 2004, Crest Net, our wholly-owned subsidiary, sold 51 properties from its inventory for $75.0 million, which resulted in a gain of $10.3 million.

Crest Net’s Property Inventory

Crest Net’s property inventory at December 31, 2004 and December 31, 2003 totaled $10.1 million and $53.3 million, respectively, and is included in real estate held for sale, net, on our consolidated balance sheets.

The financial statements of Crest Net are consolidated into Realty Income’s financial statements. All material intercompany transactions have been eliminated in consolidation.

Increases in Monthly Cash Distributions to Common Stockholders

We continue our 35-year policy of paying distributions monthly. Monthly distributions per share were increased by $0.000625 in April 2004 to $0.100625, in July 2004 to $0.10125, in October 2004 to $0.109375 and in January 2005 to $0.11. The monthly distributions were also increased by $0.0075 per share in September 2004 to $0.10875.  The increase in January 2005 was our 29th consecutive quarterly increase and the 32nd increase in the amount of our cash dividend since our listing on the NYSE in 1994. In 2004, we paid the following monthly cash distributions per share; three in the amount of $0.10, three in the amount of $0.100625, two in the amount of $0.10125, one in the amount of $0.10875 and three in the amount of $0.109375, totaling $1.24125 per share. In December 2004, January 2005 and February 2005, we declared distributions of $0.11 per share, which were paid on January 18, 2005, on February 15, 2005 and will be paid on March 15, 2005, respectively.

The monthly distribution of $0.11 per share represents a current annualized distribution of $1.32 per share, and an annualized distribution yield of approximately 5.3% based on the last reported sale price of our common stock on the NYSE of $24.84 on February 15, 2005. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be in any future period.

Stock and Senior Debt Purchase Program

In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common and preferred shares and senior debt securities. From time to time since January 2000, we concluded that our share price justified purchasing shares since this provided an attractive return on our investment capital. We purchased an aggregate of $6.7 million of our securities in 2000 and 2001. We have not purchased any of our securities after 2001, but may do so from time to time in the future.

RESULTS OF OPERATIONS

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our consolidated financial statements are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions.

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting polices. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation of buildings and improvements is computed using the straight-line method over an estimated useful life of 25 years. If we use a shorter or longer estimated useful life it could have a material impact on our results of operations. We believe that 25 years is an appropriate estimate of useful life. No depreciation has been recorded on Crest Net’s properties because they are classified as held for sale on our consolidated balance sheets.

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

The following is a comparison of our results of operations for the years ended December 31, 2004, 2003 and 2002.

Rental Revenue

Rental revenue was $174.4 million for 2004 versus $144.7 million for 2003, an increase of $29.7 million, or 20.6%. Rental revenue was $129.2 million in 2002. The increase in rental revenue in 2004 compared to 2003 is attributable to:

•                  The 172 retail properties acquired by Realty Income in 2004, which generated $9.4 million in 2004;

•                  The 241 retail properties acquired by Realty Income in 2003, which generated $26.4 million in 2004 compared to $7.6 million in 2003, an increase of $18.8 million;

•                  Same store rents generated on 1,052 properties during 2004 and 2003 increased by $2.4 million, or 1.8%, to $132.3 million from $129.9 million.  These properties were leased during all of both 2004 and 2003;

•                  An increase in straight-line rent of $176,000 in 2004 as compared to 2003; and

•                  A decrease of $771,000 relating to the aggregate of (i) development properties acquired before 2003 that started paying rent in 2003, (ii) properties that were vacant during part of 2003 or 2004 and (iii) lease termination settlements.  These items in aggregate totaled $5.5 million in 2004 and $6.3 million in 2003.

Realty Income acquired 172 retail properties in 2004, excluding Crest Net acquisitions, and as a result, our 2004 operating results included less than a full year of rental revenue from these properties.  Accordingly, we anticipate that the contribution to rental revenue from these 172 properties will increase in 2005, because 2005 will include a full year of rent from these properties.

Of the 1,533 properties in the portfolio at December 31, 2004, 1,528, or 99.7%, are single-tenant properties and the remaining properties are multi-tenant properties. Of the 1,528 single-tenant properties, 1,497, or 98.0%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 12.0 years at December 31, 2004. Of our 1,497 leased single-tenant properties, 1,381, or 92.3%, were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index with adjustment ceilings;

•                  Fixed increases;

•                  To a lesser degree; overage rent based on a percentage of the tenants’ gross sales; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $1.3 million in 2004, $1.1 million in 2003 and $1.5 million in 2002. Percentage rent in 2004 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2005.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At December 31, 2004, our portfolio of 1,533 retail properties was 97.9% leased with 32 properties available for lease, one of which is a multi-tenant property. Transactions to lease or sell 17 of the 32 properties available for lease at December 31, 2004 were underway or completed as of February 15, 2005. We anticipate these transactions will be completed during the next six months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Interest Expense

Interest expense was $7.7 million higher in 2004 than in 2003 primarily due to higher average outstanding note balances. Interest expense was $23.1 million in 2002.  The following is a summary of the five components of our interest expense (dollars in thousands):

	2004	2003	2002
Interest on our credit facility and notes	$32,442	$24,962	$21,221
Interest included in discontinued operations from real estate acquired for resale by Crest	(674)	(561)	(395)
Amortization of settlements on treasury lock agreements	756	756	756
Credit facility commitment fees	508	507	515
Amortization of credit facility origination costs and deferred bond financing costs	1,631	1,446	1,556
Interest capitalized	(531)	(697)	(511)

Interest expense	$34,132	$26,413	$23,142

Credit facilities and notes outstanding	2004	2003	2002
Average outstanding balances (in thousands)	$498,220	$389,517	$326,107
Average interest rates	6.51%	6.41%	6.51%

Interest on outstanding credit facilities and notes increased by $7.5 million in 2004 as compared to 2003 primarily due to higher average outstanding note balances in 2004 . In 2002, unamortized fees of $406,000 relating to our previous credit facilities, which were canceled in October 2002, were charged to interest expense.

At February 15, 2005, the weighted average interest rate on our:

•                  Credit facility borrowings of $91.0 million was 3.5%;

•                  Notes payable of $480 million was 6.7%; and

•                  Combined outstanding credit facility and notes of $571.0 million was 6.2%.

Our notes payable were all issued at fixed interest rates and are not subject to fluctuations in interest rates.  Interest on credit facility borrowings is subject to fluctuations in interest rates.

Interest Coverage Ratio

Our interest coverage ratio was 5.0 times for 2004, 5.3 times for 2003 and 5.5 times for 2002.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities to our interest coverage amount (dollars in thousands):

	2004	2003	2002
Net cash provided by operating activities	$178,337	$73,957	$124,807
Interest expense	34,132	26,413	23,142
Interest expense included in discontinued operations (1)	674	561	395
Income taxes	699	501	496
Income taxes included in discontinued operations (1)	3,480	2,202	1,247
Investment in real estate acquired for resale (1)	21,787	87,384	6,724
Proceeds from sales of real estate acquired for resale (1)	(74,995)	(45,226)	(27,287)
Gain on sales of real estate acquired for resale (1)	10,254	6,217	3,495
Amortization of deferred stock compensation	(1,426)	(940)	(583)
Amortization of stock option costs	(14)	(11)	(12)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,094)	(1,751)	(202)
Accounts payable, accrued expenses and other liabilities	1,050	(5,194)	(2,025)

Interest coverage amount	$172,884	$144,113	$130,197

Divided by interest expense (2)	$34,806	$26,974	$23,537

Interest coverage ratio	5.0	5.3	5.5

(1)          Crest Net activities.

(2)          Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Fixed Charge Coverage Ratio

Our fixed charge coverage ratio for 2004, 2003 and 2002 was 3.9 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	2004	2003	2002
Interest coverage amount	$172,884	$144,113	$130,197
Divided by interest expense plus preferred stock dividends (1)(2)	$44,261	$36,687	$33,250

Fixed charge coverage ratio	3.9	3.9	3.9

(1) Excludes the Class B and Class C preferred stock non-cash charge of $3,774 in 2004 for excess of redemption value over carrying value of preferred shares redeemed.

(2) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Depreciation and Amortization

Depreciation and amortization was $40.3 million in 2004 versus $32.7 million in 2003 and $29.3 million in 2002. The increase in depreciation and amortization was due to the acquisition of properties in 2004, 2003 and 2002, which was partially offset by property sales in these years.

General and Administrative Expenses

General and administrative expenses increased by $2.5 million to $13.1 million in 2004 versus $10.6 million in 2003.  General and administrative expenses were $9.0 million in 2002.  In 2004, general and administrative expenses as a percentage of total revenue increased to 7.5% as compared to 7.3% in 2003 and 7.0% in 2002.  General and administrative expenses increased primarily due to increases in costs of corporate insurance, payroll, employee benefits, corporate governance and Sarbanes-Oxley Act of 2002 compliance costs.

As our property portfolio has grown and continues to grow, we have increased, and anticipate that we will continue to increase, the level of our staffing. We expect general and administrative expenses to continue to increase due to costs attributable to payroll, staffing costs and corporate governance. Corporate governance costs relate to compliance with the Sarbanes-Oxley Act of 2002.

At February 15, 2005, we had 69 employees, six of which are part time, plus one contract consultant compared to 58 at February 16, 2004 and 56 at March 1, 2003.

Property Expenses

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At December 31, 2004, 32 properties were available for lease, as compared to 26 at December 31, 2003 and 27 at December 31, 2002.

Property expenses were $3.2 million in 2004, $2.5 million in 2003 and $2.2 million in 2002. The $700,000 increase in property expenses in 2004 is primarily attributable to an increase in costs associated with vacant properties.

Income Taxes

Income taxes were $699,000 in 2004 as compared to $501,000 in 2003 and $496,000 in 2002.  These amounts are for city and state income taxes paid by Realty Income.  The increase in 2004 is due to an increase in rental revenue causing higher city and state income tax expense.

In addition, Crest Net incurred state and federal income taxes of $3.5 million in 2004 as compared to $2.2 million in 2003 and $1.2 million in 2002.  These increases in 2004 over the 2003 and 2002 amounts are due to greater taxable income, primarily attributable to higher gain on sales of real estate acquired for re-sale.  These amounts are included in “income from discontinued operations from real estate acquired for resale by Crest.”

Discontinued Operations

Crest Net acquires properties with the intention of reselling them rather than holding them as investments and operating the properties.  Consequently, we classify properties acquired by Crest Net as held for sale at the date of acquisition and do not depreciate them.  The operations of Crest Net’s properties are classified as “income from discontinued operations, real estate acquired for resale by Crest.”  The following is a summary of Crest Net’s “income from discontinued operations, real estate acquired for resale” for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

Crest Net’s income from discontinued operations, real estate acquired for resale	2004	2003	2002
Gain on sales of real estate acquired for resale	$10,254	$6,217	$3,495
Rental revenue	2,303	1,698	1,417
Other revenue	1	26	6
Interest expense	(674)	(561)	(395)
General and administrative expense	(464)	(566)	(411)
Property expenses	(93)	(24)	(117)
Income taxes	(3,480)	(2,202)	(1,247)

Income from discontinued operations, real estate acquired for resale by Crest	$7,847	$4,588	$2,748

Per common share, basic and diluted	$0.10	$0.06	$0.04

Realty Income’s operations from six properties listed as held for sale at December 31, 2004, plus properties sold after 2001 have been classified as discontinued operations.  The following is a summary of our discontinued operations from real estate held for investment for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

Realty Income’s income from discontinued operations from real estate held for investment	2004	2003	2002
Gain on sales of investment properties	$12,543	$7,156	$6,157
Rental revenue	2,195	5,030	8,012
Other revenue	41	46	12
Depreciation and amortization	(519)	(1,238)	(1,893)
Property expenses	(435)	(531)	(571)
Provisions for impairments	(2,373)	(1,242)	(1,520)
Income from discontinued operations, real estate held for investment	$11,452	$9,221	$10,197

Per common share, basic and diluted	$0.15	$0.13	$0.15

The following is a summary of our total discontinued operations for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

Realty Income and Crest Net’s Income from discontinued operations	2004	2003	2002
Real estate acquired for resale by Crest	$7,847	$4,588	$2,748
Real estate held for investment	11,452	9,221	10,197

Income from discontinued operations	$19,299	$13,809	$12,945

Per common share, basic and diluted	$0.25	$0.19	$0.19

Gain on Sales of Real Estate Acquired for Resale by Crest Net

(included in discontinued operations)

In 2004, Crest Net sold 51 properties for $75.0 million, which resulted in a gain of $10.3 million. In 2003, Crest Net sold 27 properties for $45.2 million, which resulted in a gain of $6.2 million.  In 2002, Crest Net sold 23 properties for $27.3 million, which resulted in a gain of $3.5 million.  All gains on sales of real estate acquired for resale are reported before income taxes.

At December 31, 2004, Crest Net had $10.1 million invested in eight properties, which are held for sale. Our goal is for Crest Net to carry an average inventory of approximately $20 to $25 million in real estate.  Crest Net generates an earnings spread on the difference between the lease payments it receives on the properties held in inventory and the cost of capital used to acquire properties.  It is our belief that at this level of inventory, rental revenue will exceed the ongoing operating expenses of Crest Net without any property sales.

Gain on Sales of Investment Properties by Realty Income

(included in discontinued operations)

In 2004, we sold or exchanged 43 investment properties and sold a portion of the land from four properties for $35.4 million and recognized a gain on sales of $12.7 million, of which $12.5 million is included in discontinued operations and $185,000 is included in other revenue.  In 2003, we sold or exchanged 35 investment properties for a total of $23.1 million and recognized a gain of $7.2 million, which is included in discontinued operations. In 2002, we sold or exchanged 35 properties for $20.2 million and recognized a gain of $6.5 million, of which $6.2 million is included in discontinued operations and $349,000 is included in other revenue.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At December 31, 2004, we classified real estate with a carrying amount of $17.2 million as held for sale, which includes $10.1 million in properties owned by Crest Net.  Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $15 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Provisions for Impairment

Provisions for impairment of $2.4 million were recorded on six properties in 2004 as compared to $1.2 million on 11 properties in 2003 and $1.5 million on 10 properties in 2002. These impairment losses are included in discontinued operations, real estate held for investment.

Two of the largest impairments taken in 2004 totaled $2.0 million.  Of the impairments recorded in 2004, $1.3 million was attributable to a property originally leased to a shoe store operator that filed for bankruptcy and rejected the lease.  The property was leased to a restaurant operator who exercised a purchase option and purchased the property in December 2004.  Also in 2004, we recorded an impairment of $716,000 on one convenience store location to reduce its carrying value to zero.  This property is classified as held for sale on our balance sheet.  This impairment was the result of a title insurance company failing to timely record the deed on this property.  It is likely that through our tenant’s bankruptcy proceedings, our title to this property will be divested.  We believe that we have a strong claim against the title insurance company and others for the loss of the current fair market value of the property, plus rent which we may be required to repay to the tenant, and direct and incidental costs incurred.  Our claim against the title insurance company and others is estimated to be between $750,000 and $1.3 million, which is not reflected in our consolidated financial statements as this represents a contingent gain.

During 2004, certain amounts were reclassified to provisions for impairments and gain on sales of investment properties, for 2003 and 2002, that relate to properties where a contract for the sale of a property and the closing of the sale transaction occurred during the same quarterly period. As these transactions were contracted for and closed during the same quarter, losses on the sales were previously booked and reflected in the Company’s financial statements but were not classified as impairments.  We now believe that such impairments on property sales should be classified separately from gain on sales of investment properties.  Provisions for impairments and gain on sales on investment properties were both increased by $672,000 for 2003.  Provisions for impairments and gain on sales on investment properties were both increased by $200,000 for 2002.  The losses from these transactions were previously included in the Company’s calculation of net income and, as such, have no impact on our previously reported consolidated statements of income or consolidated balance sheets for these periods.

Preferred Stock Cash Dividends and Redemption Charge

We had preferred stock cash dividends of $9.5 million in 2004 as compared to $9.7 million in 2003 and 2002.  The decrease in 2004 is due to the redemption of our Class B preferred stock in June 2004 and the redemption of our Class C preferred stock in July 2004, which was offset by the issuance of our Class D preferred stock in May 2004 and October 2004.

When we redeemed our Class B preferred stock in June 2004 and our Class C preferred stock in July 2004, we incurred non-cash charges of $2.4 million and $1.4 million, respectively, for the excess of redemption value over the carrying value.  These non-cash charges represent the Class B and Class C preferred stock original issuance costs that were paid in 1999 and recorded as a reduction to net income available to common stockholders when the shares were redeemed.  These non-cash charges equate to $0.05 per common share in 2004.

Net income available to common stockholders

Net income available to common stockholders in 2004 increased by $13.5 million, or 17.6%, to $90.2 million as compared to $76.7 million in 2003. Net income available to common stockholders in 2002 was $69.0 million.

Net income available to common stockholders includes gains and losses from the sale of investment properties by Realty Income and properties acquired for re-sale by Crest Net.. The amount of gains and losses varies from period to period, based on the timing of property sales, and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during 2004 was $12.7 million as compared to $7.2 million during 2003 and $6.5 million in 2002.  The gain recognized from the sale of properties acquired for re-sale during 2004 was $10.3 million as compared to $6.2 million during 2003 and $3.5 million during 2002.

FUNDS FROM OPERATIONS (FFO)

AVAILABLE TO COMMON STOCKHOLDERS

FFO for 2004 increased by $14.8 million, or 14.3%, to $118.2 million as compared to $103.4 million in 2003 and $93.5 million in 2002. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable Generally Accepted Accounting Principles (“GAAP”) measure) to FFO, information regarding cash distributions paid and the diluted weighted average number of shares outstanding for 2004, 2003 and 2002 (dollars in thousands):

	2004	2003	2002
Net income available to common stockholders	$90,168	$76,722	$68,954
Depreciation and amortization:
Continuing operations	40,339	32,676	29,334
Discontinued operations	519	1,238	1,893
Depreciation of furniture, fixtures and equipment	(117)	(114)	(136)
Gain on sales of investment properties:
Continuing operations	(185)	—	(349)
Discontinued operations	(12,543)	(7,156)	(6,157)

Total funds from operations	$118,181	$103,366	$93,539

FFO per common share, basic	$1.51	$1.45	$1.38
FFO per common share, diluted	$1.50	$1.45	$1.38

Cash distributions paid to common stockholders	$97,420	$83,842	$78,042

FFO in excess of distributions to common stockholders	$20,761	$19,524	$15,497
Diluted weighted average number of shares outstanding	78,598,788	71,222,628	67,976,314

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

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of Realty Income’s performance. In addition, FFO should not be considered as an alternative to reviewing our cash flows from operating, investing and financing activities as a measure of liquidity, of our ability to make cash distributions or of our ability to make interest payments.

Other Non-Cash Items and Capitalized Expenditures

The following information includes non-cash items and capitalized expenditures on existing properties in our portfolio. These items are not utilized in the adjustments to net income available to common stockholders to arrive at funds from operations. Analysts and investors often request this supplemental information.

For the years ended (dollars in thousands)	2004	2003	2002
Provisions for impairment losses	$2,373	$1,242	$1,520
Preferred stock origination costs write-off	3,774	—	—
Amortization of settlements on treasury lock agreements	756	756	756
Amortization of deferred note financing costs (1)	913	725	579
Amortization of stock compensation	1,440	951	595
Straight line rent (2)	99	275	(146)
Capitalized leasing costs and commissions	(323)	(392)	(377)
Capitalized building improvements	(789)	(264)	(642)

(1) Amortization of deferred note financing costs includes the amortization of costs incurred and capitalized when our notes were issued in May 1997, October 1998, January 1999, March 2003 and November 2003. These costs are being amortized over the lives of these notes. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

(2) Negative amount represents that our straight-line rent was more than our actual cash rent collected by the amount indicated.

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

IMPACT OF ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123R, Share-Based Payments. Statement No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The impact of adopting Statement No. 123R is not expected to have a material effect on our financial position or results of operations.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB No. 29. Statement No. 153 amends APB Opinion No. 29 and states that companies will no longer be permitted to use the “similar productive assets” concept to account for nonmonetary exchanges at book value with no gain being recognized.  An exchange must be accounted for at fair value if the exchange has commercial substance and fair value is determinable.  Statement No. 153 is not expected to have a material effect on our financial position or results of operations.

Item 7A:                             Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at December 31, 2004. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents by year of expected maturity, the principal amounts, average interest rates, fair values as of December 31, 2004.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt (1)	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2005 (1)	$—	—	$23.6	3.31%
2006	—	—	—	—
2007 (2)	110.0	7.75%	—	—
2008 (3)	100.0	8.25%	—	—
2009 (4)	20.0	8.00%	—	—
Thereafter (5)	250.0	5.45%	—	—
Totals	$480.0	6.67%	$23.6	3.31%

Fair Value (6)	$500.9		$23.6

(1) The credit facility expires in October 2005.  The credit facility balance as of February 15, 2004 was $91.0 million.

(2) $110 million matures in May 2007.

(3) $100 million matures in October 2008.

(4) $20 million matures in January 2009.

(5) $100 million matures in March 2013 and $150 million matures in November 2015.

(6) We base the fair value of the fixed rate debt at December 31, 2004 on the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

The table incorporates only those exposures that exist as of December 31, 2004; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes have fixed interest rates.  Our credit facility interest rate is variable.  Based on our credit facility balance at December 31, 2004, a 1% change in interest rates would change our interest costs by $236,000 per year.

Item 8:                                      Financial Statements and Supplementary Data

Schedules not filed:  All schedules, other than that indicated in the Table of Contents, have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Realty Income Corporation:

We have audited the accompanying consolidated financial statements of Realty Income Corporation and subsidiaries as listed in the accompanying table of contents. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule III as listed in the accompanying table of contents. These consolidated financial statements and financial statement schedule are the responsibility of Realty Income Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Realty Income Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG
San Diego, California
March 3, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Realty Income Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Realty Income Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Realty Income Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Realty Income Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Realty Income Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Realty Income Corporation and subsidiaries as listed in the accompanying table of contents and our report dated March 3, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG
San Diego, California
March 3, 2005

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(dollars in thousands, except per share data)

	2004	2003
ASSETS
Real estate, at cost:
Land	$624,558	$557,288
Buildings and improvements	1,066,725	975,894
	1,691,283	1,533,182
Less accumulated depreciation and amortization	(301,728)	(272,647)
Net real estate held for investment	1,389,555	1,260,535
Real estate held for sale, net	17,155	60,110
Net real estate	1,406,710	1,320,645
Cash and cash equivalents	2,141	4,837
Accounts receivable	4,075	3,950
Goodwill	17,206	17,206
Other assets	12,183	13,619
Total assets	$1,442,315	$1,360,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$9,115	$7,582
Accounts payable and accrued expenses	9,579	11,479
Other liabilities	6,286	7,030
Line of credit payable	23,600	26,400
Notes payable	480,000	480,000
Total liabilities	528,580	532,491

Commitments and contingencies

Stockholders’ equity:

Preferred stock and paid in capital, par value $1.00 per share, 20,000,000 shares authorized, 5,100,000 and 4,125,700 shares issued and outstanding in 2004 and 2003, respectively	123,787	99,368
Common stock and paid in capital, par value $1.00 per share, 100,000,000 shares authorized, 79,301,630 and 75,818,172 shares issued and outstanding in 2004 and 2003, respectively	1,038,973	969,030
Distributions in excess of net income	(249,025)	(240,632)
Total stockholders’ equity	913,735	827,766
Total liabilities and stockholders’ equity	$1,442,315	$1,360,257

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2004, 2003 and 2002

(dollars in thousands, except per share data)

	2004	2003	2002

REVENUE
Rental	$174,446	$144,703	$129,246
Other	1,109	590	679
	175,555	145,293	129,925

EXPENSES
Interest	34,132	26,413	23,142
Depreciation and amortization	40,339	32,676	29,334
General and administrative	13,119	10,616	9,043
Property	3,168	2,461	2,188
Income taxes	699	501	496
	91,457	72,667	64,203

Income from continuing operations	84,098	72,626	65,722
Income from discontinued operations:
Real estate acquired for resale by Crest	7,847	4,588	2,748
Real estate held for investment	11,452	9,221	10,197
	19,299	13,809	12,945

Net income	103,397	86,435	78,667
Preferred stock cash dividends	(9,455)	(9,713)	(9,713)
Excess of redemption value over carrying value of preferred shares redeemed (see note 7C and 7D)	(3,774)	—	—

Net income available to common stockholders	$90,168	$76,722	$68,954

Income from continuing operations per common share:
Basic	$0.90	$0.89	$0.83
Diluted	$0.90	$0.88	$0.82

Net income available to common stockholders per common share:
Basic	$1.15	$1.08	$1.02
Diluted	$1.15	$1.08	$1.01

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

(dollars in thousands)

	Shares of		Preferred stock and paid in capital	Common stock and paid in capital	Distributions in excess of net income	Total
	Preferred Stock	Common Stock

Balance, December 31, 2001	4,125,700	65,658,222	$99,368	$795,505	$(223,080)	$671,793

Net income	—	—	—	—	78,667	78,667
Distributions paid and payable	—	—	—	—	(88,318)	(88,318)
Shares issued in stock offerings, net of offering costs of $2,957	—	3,646,300	—	57,079	—	57,079
Shares issued	—	445,656	—	5,927	—	5,927
Shares forfeited	—	(524)	—	(7)	—	(7)
Deferred stock compensation, net of forfeitures and amortization	—	—	—	(2,686)	—	(2,686)

Balance, December 31, 2002	4,125,700	69,749,654	99,368	855,818	(232,731)	722,455

Net income	—	—	—	—	86,435	86,435
Distributions paid and payable	—	—	—	—	(94,336)	(94,336)
Shares issued in stock offerings, net of offering costs of $5,854	—	5,750,000	—	110,842	—	110,842
Shares issued	—	319,858	—	4,767	—	4,767
Shares forfeited	—	(1,340)	—	(22)	—	(22)
Deferred stock compensation, net of forfeitures and amortization	—	—	—	(2,375)	—	(2,375)

Balance, December 31, 2003	4,125,700	75,818,172	99,368	969,030	(240,632)	827,766

Net income	—	—	—	—	103,397	103,397
Distributions paid and payable	—	—	—	—	(108,016)	(108,016)
Shares issued in stock offerings, net of offering costs of $3,682	—	3,200,000	—	67,918	—	67,918
Shares issued in stock offerings, net of offering costs of $4,187	5,100,000	—	123,787	—	—	123,787
Shares issued	—	285,422	—	4,941	—	4,941
Shares redeemed	(4,125,700)	—	(99,368)	—	(3,774)	(103,142)
Shares forfeited	—	(1,964)	—	(36)	—	(36)
Deferred stock compensation, net of forfeitures and amortization	—	—	—	(2,880)	—	(2,880)

Balance, December 31, 2004	5,100,000	79,301,630	$123,787	$1,038,973	$(249,025)	$913,735

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(dollars in thousands)

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$103,397	$86,435	$78,667
Adjustments to net income:
Depreciation and amortization	40,339	32,676	29,334
Income from discontinued operations:
Real estate acquired for resale by Crest	(7,847)	(4,588)	(2,748)
Real estate held for investment	(11,452)	(9,221)	(10,197)
Cash from discontinued operations:
Real estate acquired for resale by Crest	(2,407)	(1,629)	(747)
Real estate held for investment	1,800	4,546	7,453
Investments in real estate acquired for resale by Crest	(21,787)	(87,384)	(6,724)
Proceeds from sales of real estate acquired for resale by Crest	74,995	45,226	27,287
Gain on sale of investment properties	(185)	—	(349)
Provision for impairment	—	—	9
Amortization of deferred stock compensation	1,426	940	583
Amortization of stock option costs	14	11	12
Changes in assets and liabilities:
Accounts receivable and other assets	1,094	1,751	202
Accounts payable, accrued expenses and other liabilities	(1,050)	5,194	2,025

Net cash provided by operating activities	178,337	73,957	124,807

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties:
From continuing operations	426	—	1,198
From discontinued operations	34,175	20,773	18,530
Acquisition of and additions to investment properties	(195,470)	(280,587)	(134,427)

Net cash used in investing activities	(160,869)	(259,814)	(114,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	280,400	360,600	332,700
Payments under lines of credit	(283,200)	(443,900)	(308,300)
Proceeds from common stock offerings, net	67,918	110,842	57,079
Proceeds from preferred stock offerings, net	123,787	—	—
Redemption of preferred stock	(103,142)	—	—
Proceeds from note offerings, net	(28)	246,367	—
Cash distributions to common stockholders	(97,420)	(83,842)	(78,042)
Cash dividends to preferred stockholders	(9,063)	(9,713)	(9,713)
Proceeds from other stock issuances	584	1,419	2,622

Net cash provided by (used in) financing activities	(20,164)	181,773	(3,654)

Net increase (decrease) in cash and cash equivalents	(2,696)	(4,084)	6,454
Cash and cash equivalents, beginning of year	4,837	8,921	2,467

Cash and cash equivalents, end of year	$2,141	$4,837	$8,921

For supplemental disclosures, see note 13.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

1.                                      Organization and Operation

Realty Income Corporation (“Realty Income,” the “Company,” “we” or “our”) is organized as a Maryland corporation. We invest in commercial retail real estate and have elected to be taxed as a real estate investment trust (“REIT”).

At December 31, 2004, we owned 1,533 properties in 48 states containing over 11.9 million leasable square feet, plus an additional eight properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest Net”). Crest Net was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges, under Section 1031 of the Internal Revenue Code of 1986, as amended (“the Code”).

After the market close on December 31, 2004, a 2-for-1 stock split, declared in November 2004, became effective.  Common stockholders received an additional share of common stock for each share they owned.  The increase in the number of common shares outstanding and all per common share data has been adjusted for the stock split.

2.                                      Summary of Significant Accounting Policies and Procedures

Federal Income Taxes.  We have elected to be taxed as a REIT under the Code. We believe we have qualified and continue to qualify as a REIT. As a REIT, we will be permitted to deduct distributions paid to our stockholders and generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of Crest Net, which totaled $2.8 million, $1.8 million and $1.0 million in 2004, 2003 and 2002, respectively.  These taxes are included in income from discontinued operations, real estate acquired for resale by Crest.

Earnings and profits which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due to differences in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things.

The following reconciles our net income available to common stockholders to taxable income for 2004 (dollars in thousands) (unaudited):

Net income available to common stockholders	$90,168
Tax loss on the sale of real estate less than book gains	(16,109)
Elimination of net revenue and expenses from Crest Net	(6,394)
Dividends received from Crest Net	5,880
Preferred dividends not deductible for tax	9,455
Excess of redemption value over carrying value of preferred shares redeemed, not deductible for tax	3,774
Depreciation and amortization timing differences	10,633
Impairment losses	2,373
Other adjustments	(1,017)
Estimated taxable net income, before our dividend paid deduction	$98,763

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation, for the years ended December 31:

	2004	2003	2002
Weighted average shares used for basic net income per share computation	78,518,296	71,128,282	67,867,498
Incremental shares from the assumed exercise of stock options	80,492	94,346	108,816
Adjusted weighted average shares used for diluted net income per share computation	78,598,788	71,222,628	67,976,314

In 2004, 2003 and 2002, no stock options were anti-dilutive.

Discontinued Operations.  In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), Realty Income’s operations from six investment properties classified as held for sale at December 31, 2004, plus properties sold after 2001 were reported as discontinued operations.  Their respective results of operations were reclassified to income from discontinued operations, real estate held for investment.  We classify properties as held for sale in accordance with SFAS 144.  We do not depreciate properties that are classified as held for sale.

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

The following is a summary of Crest Net’s “income from discontinued operations, real estate acquired for resale” for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

Crest Net’s income from discontinued operations, real estate acquired for resale	2004	2003	2002
Gain on sales of real estate acquired for resale	$10,254	$6,217	$3,495
Rental revenue	2,303	1,698	1,417
Other revenue	1	26	6
Interest expense	(674)	(561)	(395)
General and administrative expense	(464)	(566)	(411)
Property expenses	(93)	(24)	(117)
Income taxes	(3,480)	(2,202)	(1,247)

Income from discontinued operations, real estate acquired for resale by Crest	$7,847	$4,588	$2,748

The following is a summary of Realty Income’s income from discontinued operations from real estate held for investment for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

Realty Income’s income from discontinued operations from real estate held for investment	2004	2003	2002
Gain on sales of investment properties	$12,543	$7,156	$6,157
Rental revenue	2,195	5,030	8,012
Other revenue	41	46	12
Depreciation and amortization	(519)	(1,238)	(1,893)
Property expenses	(435)	(531)	(571)
Provisions for impairments	(2,373)	(1,242)	(1,520)

Income from discontinued operations, real estate held for investment	$11,452	$9,221	$10,197

The following is a summary of our total discontinued operations for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

Total income from discontinued operations	2004	2003	2002
Income from discontinued operations:
Real estate acquired for resale by Crest	$7,847	$4,588	$2,748
Real estate held for investment	11,452	9,221	10,197

Income from discontinued operations	$19,299	$13,809	$12,945

Per common share – basic and diluted	$0.25	$0.19	$0.19

During 2004, certain amounts were reclassified to provisions for impairments and gains on sale of investment properties for 2003 and 2002, that relate to properties where a contract for the sale of a property and the closing of the sale transaction occurred during the same quarterly period. As these transactions were contracted for and closed during the same quarter, losses on the sales were previously booked and reflected in the Company’s financial statements but were not classified as impairments.  We now believe that such impairments on property sales should be classified separately from gain on sales of investment properties.  Provisions for impairments and gain on sales on investment properties were both increased by $672,000 for 2003.  Provisions for impairments and gain on sales on investment properties were both increased by $200,000 for 2002.  The losses from these transactions were previously included in the Company’s calculation for net income and, as such, have no impact on our previously reported consolidated statements of income or consolidated balance sheets for these periods.

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

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of Realty Income, Crest Net and other entities for which we make operational and financial decisions (control), after elimination of all material intercompany balances and transactions.  All of Realty Income’s and Crest Net’s subsidiaries are wholly-owned.

Cash Equivalents.  We consider all short-term, highly liquid investments, which are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents..

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

Provisions for Impairments.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, a provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment loss is measured as the amount by which the current book value of the asset exceeds the fair value of the asset. If a property is held for sale, it is carried at the lower of cost or estimated fair value, less cost to sell.

Provisions for impairment of $2.4 million were recorded in 2004 on six retail properties, of which five were sold during 2004 and one is classified as held for sale.  These properties were classified in the following industries: one in automotive service, one in child care, two in consumer electronics, one in convenience store and one in restaurant.

Provisions for impairment of $1.2 million were recorded in 2003 on 11 retail properties, all of which were sold during 2003.  These properties were classified in the following industries: one in automotive service, three in child care, one in consumer electronics, three in home improvement and three in restaurant.

Provisions for impairment of $1.5 million were recorded in 2002 on 10 retail properties, of which nine were sold during 2002 and one was sold in 2003.  These properties were classified in the following industries: two in child care, two in home improvement and six in restaurant.

All of these provisions for impairment are included in income from discontinued operations, real estate held for investment on our consolidated statements of income.

Stock Option Plan.  Effective January 1, 2002, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and beginning in 2002 started expensing the costs for all stock option awards granted, modified, or settled after January 1, 2002. Stock option awards under the plan vest over periods ranging from one to five years.

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share amounts):

	2004	2003	2002
Net income available to common stockholders, as reported	$90,168	$76,722	$68,954
Add: Stock option-based compensation expense included in reported net income	14	11	12
Deduct: Total stock option-based compensation expense determined under fair value method for all awards, net of related tax effects	(14)	(27)	(106)
Pro forma net income available to common stockholders	$90,168	$76,706	$68,860

Net income available to common stockholders per common share:
As reported – basic	$1.15	$1.08	$1.02
As reported – diluted	1.15	1.08	1.01
Pro forma – basic and diluted	1.15	1.08	1.01

Goodwill.  Goodwill is tested for impairment annually as well as when events or circumstances occur indicating that our goodwill might be impaired.  We did not have any new goodwill or record impairment on our existing goodwill during 2004, 2003 or 2002.  We do not have any intangible assets as contemplated under Statement No. 142, Goodwill and Other Intangible Assets, or unamortized negative goodwill.

Use of Estimates.  The consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications.  Certain of the 2003 and 2002 balances have been reclassified to conform to the 2004 presentation.

3.                                      Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators. Generally, we do not acquire properties with in-place operating leases, nor other forms of intangible assets.

A.  During 2004, Realty Income and Crest Net invested $215.3 million in aggregate in 194 new retail properties and properties under development. These 194 properties are located in 19 states, will contain approximately 972,000 leasable square feet and are 100% leased with an average initial lease term of 17.5 years.

In comparison, during 2003, Realty Income and Crest Net invested $371.6 million in aggregate in 302 new retail properties and properties under development. These 302 properties are located in 25 states, will contain approximately 1.9 million leasable square feet and are 100% leased with an average initial lease term of 19.9 years.

B.  During 2004, Realty Income invested $193.8 million in 172 new retail properties and properties under development, with an initial weighted average contractual lease rate of 9.5%. These 172 properties are located in 18 states, will contain over 913,000 leasable square feet and are 100% leased with an average initial lease term of 17.5 years.

In comparison, during 2003, Realty Income invested $284.0 million in 242 new retail properties and properties under development, with an initial weighted average contractual lease rate of 9.8%. These 242 properties are located in 20 states, will contain approximately 1.5 million leasable square feet and are 100% leased with an average initial lease term of 19.9 years.

C.  During 2004, Crest Net invested $21.5 million in 22 new retail properties and properties under development.

In comparison, during 2003, Crest Net invested $87.6 million in 60 new retail properties and properties under development.

D.  Crest Net’s property inventory at December 31, 2004 and December 31, 2003 totaled $10.1 million and $53.3 million, respectively, and is included in real estate held for sale, net, on our consolidated balance sheets.

4.                                      Credit Facilities

In October 2002, we entered into a $250 million credit facility to replace our existing $200 million acquisition credit facility and $25 million credit facility. Unamortized fees of $406,000 relating to the canceled credit facilities were charged to interest expense in 2002.

The borrowing rate on the $250 million credit facility was reduced compared to the previous credit facilities. As of December 31, 2004, Realty Income’s investment grade credit ratings provide for borrowing at LIBOR (London Interbank Offered Rate) plus 90 basis points, with a facility fee of 20 basis points on the total of the facility amount, for all-in drawn pricing of 110 basis points over LIBOR as compared to an all-in drawn pricing of 145 basis points on our previous credit facilities. The term of our current facility extends through October 2005.  We regularly evaluate our credit facility and may seek to extend, renew or replace our credit facility, to the extent we deem appropriate.

The average borrowing rate on our credit facilities during 2004 was 2.4%, compared to 2.2% in 2003 and 3.0% in 2002. Our current credit facility is, and previous credit facilities were, subject to various leverage and interest coverage ratio limitations. The Company is and has been in compliance with these covenants.

In 2004, 2003 and 2002, interest of $531,000, $697,000 and $511,000, respectively, was capitalized with respect to properties under development.

Our credit facility is unsecured and accordingly, we have not pledged any assets as collateral for this obligation.

5.                                      Notes Payable

In November 2003, we issued $150 million of 5-1/2% senior unsecured notes due 2015 (the “2015 Notes”). The notes were sold at 99.508% of par. The net proceeds from this offering were used to acquire new retail properties and to repay borrowings under our unsecured acquisition credit facility. Interest on the 2015 Notes is payable semiannually.

In March 2003, we issued $100 million of 5-3/8% senior unsecured notes due 2013 (the “2013 Notes”). The notes were sold at 99.509% of par. The net proceeds from this offering were used to repay borrowings under our unsecured acquisition credit facility.  Interest on the 2013 Notes is payable semiannually.

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

Interest incurred on the 2015 Notes, 2013 Notes, 2009 Notes, 2008 Notes and 2007 Notes collectively for each of the years ended December 31, 2004, 2003 and 2002 was $32.0 million, $23.6 million and $18.4 million, respectively.  The interest rate on each of these notes is fixed.

Our outstanding notes are unsecured and accordingly, we have not pledged any assets as collateral for these or any other obligations.

All of these notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. We have been in compliance with these covenants since each of the notes were issued.

The following table summarizes the maturity of our notes payable as of December 31, 2004, dollars in millions:

Year of Maturity	Notes
2005	$—
2006	—
2007	110.0
2008	100.0
2009	20.0
Thereafter	250.0
Totals	$480.0

6.                                      Common Stock Offerings

A.                                   In March 2004, we issued 3.2 million shares of common stock at a price of $22.375 per share. The net proceeds of $67.9 million were used to repay a portion of our acquisition credit facility borrowings.  The borrowings were used to acquire 112 convenience store properties in March 2004.

B.                                     In October 2003, we issued 5.75 million shares of common stock at a price of $20.295 per share. The net proceeds of $110.8 million were used to repay a portion of our acquisition credit facility.

C.                                     In July 2002, we issued 3.1 million shares of common stock at a price of $16.70 per share. The net proceeds of $48.9 million were used to repay a portion of our acquisition credit facility.

D.                                    In February 2002, we issued 546,300 shares of common stock to a unit investment trust at a net price to us of $15.13 per share, based on a 5% discount to the market price at the time of issuance of $15.925 per share. The net proceeds of $8.2 million were used to repay a portion of our acquisition credit facility.

7.                                      Distributions Paid and Payable

A.                                   We pay monthly cash distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the years ended December 31:

Month	2004	2003	2002
January	$0.100000	$0.097500	$0.095000
February	0.100000	0.097500	0.095000
March	0.100000	0.097500	0.095000
April	0.100625	0.098125	0.095625
May	0.100625	0.098125	0.095625
June	0.100625	0.098125	0.095625
July	0.101250	0.098750	0.096250
August	0.101250	0.098750	0.096250
September	0.108750	0.098750	0.096250
October	0.109375	0.099375	0.096875
November	0.109375	0.099375	0.096875
December	0.109375	0.099375	0.096875
Total	$1.241250	$1.181250	$1.151250

The following presents the federal income tax characterization of distributions paid or deemed to be paid to common stockholders for the years ended December 31:

	2004	2003	2002
Ordinary income	$1.18315	$1.10529	$1.084215
Nontaxable distributions	0.05810	0.07596	0.067035
Capital gain	—	—	—
Totals	$1.24125	$1.18125	$1.151250

At December 31, 2004, a distribution of $0.11 per common share was payable and was paid in January 2005.  At December 31, 2003, a distribution of $0.10 per common share was payable and was paid in January 2004.

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

In October  2004, we issued an additional 1.1 million shares of Class D preferred stock for $25.4311 per share.  The net proceeds of $27.4 million were used to repay borrowings under our $250 million acquisition credit facility.

During 2004, we paid or accrued dividends to holders of our Class D preferred stock totaling $4.8 million.  The $1.01406 per share in dividends paid to our Class D Preferred stockholders for 2004 was characterized for federal income tax purposes as ordinary income without capital gains.

C.  In May 1999, we issued 2,760,000 shares of 9-3/8% Class B cumulative redeemable preferred stock, of which 2,745,700 shares were outstanding in 2002, 2003 and a portion of 2004.  On June 6, 2004, all of the outstanding Class B preferred shares were redeemed.  We paid dividends to holders of our Class B preferred stock totaling $2.8 million during the first two quarters of 2004 and $6.4 million in both 2003 and 2002. The dividends paid per share to our Class B Preferred stockholders for 2004 of $1.01563, for 2003 of $2.34375 and 2002 of $2.34372 were characterized for federal income tax purposes as ordinary income without capital gains.

In addition, when our Class B preferred stock was redeemed, we incurred a non-cash charge of $2.4 million representing the Class B preferred stock original issuance costs that were paid in 1999.

D.  In July 1999, we issued 1,380,000 shares of 9-1/2% Class C cumulative redeemable preferred stock, all of which were outstanding in 2002, 2003 and a portion of 2004.  On July 30, 2004, all of the outstanding Class C preferred shares were redeemed.  We paid monthly dividends to holders of our Class C preferred stock totaling $1.9 million during the first seven months of 2004 and $3.3 million in both 2003 and 2002. The dividends paid per share to our Class C Preferred stockholders for 2004 of $1.37882, for 2003 of $2.375 and 2002 of $2.37497 were characterized for federal income tax purposes as ordinary income without capital gains.

In addition, when our Class C preferred stock was redeemed, we incurred a non-cash charge of $1.4 million representing the Class C preferred stock original issuance costs that were paid in 1999.

8.                                      Operating Leases

A.                                   At December 31, 2004, we owned 1,533 properties in 48 states, excluding eight properties owned by Crest Net. Of these 1,533 properties, 1,528 are single-tenant retail locations and the remainder are multi-tenant retail locations. At December 31, 2004, 32 properties were vacant and available for lease or sale.

Substantially all leases are net leases where the tenant pays property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Percentage rent for 2004, 2003 and 2002 was $1.3 million, $1.2 million and $1.6 million, respectively, including amounts recorded to discontinued operations.

At December 31, 2004, minimum future annual rents to be received on the operating leases are as follows (dollars in thousands):

For the years ending December 31,
2005	$177,201
2006	168,729
2007	160,946
2008	152,280
2009	143,513
Thereafter	1,341,204
Total	$2,143,873

B.                                     Major Tenants – No individual tenant’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the years ended December 31, 2004, 2003 or 2002.

9.                                      Gain on Sales of Real Estate Acquired for Resale by Crest Net

In 2004, Crest Net sold 51 properties for $75.0 million, which resulted in a gain of $10.3 million.  In 2003, Crest Net sold 27 properties for $45.2 million, which resulted in a gain of $6.2 million. In 2002, Crest Net sold 23 properties for $27.3 million, which resulted in a gain of $3.5 million.  All gains on sales are reported before income taxes.

10.                               Gain on Sales of Investment Properties by Realty Income

During 2004, we sold or exchanged 43 investment properties and sold a portion of the land from four properties for $35.4 million, which resulted in a gain of $12.7 million. Of this gain, $12.5 million is included in discontinued operations and $185,000 is included in other revenue. Included in the 43 properties was one property leased by one of our tenants that we exchanged for another property owned by that tenant (see note 13D).

During 2003, we sold or exchanged 35 investment properties and exchanged three excess land parcels (from three properties) for $23.1 million, which resulted in a gain of $7.2 million. This gain is included in discontinued operations. Included in the 35 properties was one property leased by one of our tenants that we exchanged for another property owned by that tenant (see note 13E).

In 2002, we sold or exchanged 35 properties for $20.2 million and recognized a gain of $6.5 million. Of this gain, $6.2 million is included in discontinued operations and $349,000 is included in other revenue. Included in the 35 properties was one property leased by one of our tenants that we exchanged for another property owned by that tenant (see note 13F).

11.                               Purchases of Realty Income Securities

In January 2000, our Board of Directors authorized the purchase of up to $10 million of our outstanding common stock, preferred stock and senior debt securities. We purchased an aggregate of $6.7 million of our securities in 2000 and 2001. No securities have been purchased since 2001.

12.                               Fair Value of Financial Instruments

We believe that the carrying values reflected in the consolidated balance sheets at December 31, 2004 and 2003 reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for the line of credit payable and notes payable. In making these assessments, we used estimates. The fair value of the line of credit payable approximates its carrying value because its terms are similar to those available in the market place. The fair value of the notes payable at December 31, 2004 and 2003 is estimated to be $500.9 million and $498.7 million, respectively, based upon the closing market price per note or indicative price per each note at December 31, 2004 and 2003, respectively.

13.                               Supplemental Disclosures of Cash Flow Information

Interest paid in 2004, 2003 and 2002 was $31.3 million, $32.5 million and $21.4 million, respectively.

Income taxes paid by Realty Income and Crest Net in 2004, 2003 and 2002 were $6.9 million, $0.8 million and $1.7 million, respectively.

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

C.             Non-cash additions to properties in 2003 resulted in increases in buildings of $1.7 million, real estate held for sale, net of $289,000 and other liabilities of $2.0 million.

D.            In 2004, we exchanged one of our properties for a different property that was leased to the same tenant.  As part of this transaction, land was reduced by $160,000, building was increased by $78,000, and accumulated depreciation was decreased by $82,000.

E.              In 2003, we exchanged excess land parcels from three different properties leased by one of our tenants for land (with improvements) owned by that same tenant. In 2003, we also exchanged one property leased by one of our tenants for another property owned by that tenant. As part of these transactions, accumulated depreciation was decreased by $64,000 and gain on sale of $64,000 was recognized.

F.              In 2002, we exchanged one property leased by one of our tenants for another property owned by that tenant. As part of this transaction, land was reduced by $23,000, building was increased by $22,000, accumulated depreciation was reduced by $3,000 and gain on sale of $2,000 was recognized.

G.             Restricted stock grants resulted in the following (dollars in thousands):

	2004	2003	2002
Common stock and paid in capital	$4,306	$3,315	$3,305
Deferred stock compensation	(4,306)	(3,315)	(3,305)

H.            Distributions payable on our balance sheets is comprised of the following accrued distributions (dollars in thousands):

	2004	2003
Common stock distributions	$8,723	$7,582
Preferred stock dividends	392	—

14.                               Employee Benefit Plan

We have a 401(k) plan covering substantially all of our employees. Under our 401(k) plan, employees may elect to make contributions to the plan up to a maximum of 60% of their compensation, subject to limits under the IRS Code. We match 50% of our employee’s contributions, up to 3% of the employee’s compensation. Our aggregate matching contributions each year have been immaterial to our results of operations.

15.                               Stock Incentive Plan

In 2003, our Board of Directors adopted, and our stockholders approved, the 2003 Incentive Award Plan of Realty Income Corporation to enable us to attract and retain the services of directors, employees and consultants considered essential to our long-term success by offering them an opportunity to own stock in Realty Income and/or rights which will reflect our growth, development and financial success. Under the terms of this plan, the aggregate number of shares of our common stock subject to options, stock purchase rights, stock appreciation rights and other awards will be no more than 3,428,000 shares. The maximum number of shares which may be subject to options, stock purchase rights, stock appreciation rights and other awards granted under the plan to any individual in any calendar year may not exceed 1,600,000 shares. This plan has a term of 10 years from the date it was adopted by our Board of Directors. In 2003, there were no grants made under this plan. In 2004, 25,600 restricted shares were granted under this plan.

In 1993, our Board of Directors approved a stock incentive plan (the “Stock Plan”) designed to attract and retain directors, officers and employees of the Company by enabling those individuals to participate in the ownership of the Company. The Stock Plan authorized the issuance in each calendar year of up to 3% of the total shares outstanding at the end of such year. The Stock Plan provided for grants of up to 3,900,616 shares. The Stock Plan provided for the award (subject to ownership limitations) of a broad variety of stock-based compensation alternatives such as nonqualified stock options, incentive stock options, restricted stock and performance awards.

In 2004, 2003 and 2002, the Company issued 217,774 shares, 189,732 shares and 221,144 shares of restricted stock, respectively, which vest over periods ranging from five years to ten years.  The weighted average fair market values of the restricted stock issued in 2004, 2003 and 2002 were $19.98, $17.57 and $14.95, respectively.

Stock options are granted with an exercise price equal to the underlying stock’s fair market value at the date of grant. Stock options expire ten years from the date they are granted and vest over service periods of one, three, four and five years.

The following table summarizes our stock option activity for the years 2004, 2003 and 2002:

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	247,756	$12.53	380,480	$12.01	550,126	$11.58
Options granted	—	—	—	—	72,368	14.70
Options exercised	(67,648)	11.16	(130,126)	10.97	(224,512)	11.68
Options canceled	(3,978)	14.70	(2,598)	14.70	(17,502)	13.95

Outstanding, end of year	176,130	13.01	247,756	12.53	380,480	12.01

Options exercisable, end of year	153,206		207,324		320,794
Weighted average fair value of each option granted during the year	—		—		$1.30

At December 31, 2004, the options outstanding under the Stock Plan had exercise prices ranging from $10.63 to $14.70, with a weighted average price of $13.01, and expiration dates ranging from June 2007 to December 2011 with a weighted average remaining term of 4.1 years. At December 31, 2004, the options exercisable under the Stock Plan had exercise prices ranging from $10.63 to $14.70 with a weighted average price of $12.75.

The fair value of the stock option grant in 2002 was estimated at the date of grant using the binomial option-pricing model with the following assumptions: expected dividend yield of 9.76%, risk-free interest rate of 5.09%, volatility of 18.18% and expected life of options of 10 years.

16.                               Stockholder Rights Plan

In 1998, our Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”) that was to expire in July 2008. The Rights Plan was canceled by the Board of Directors in February 2005.  The Rights Plan had assigned one right (a “Right”) to purchase one one-hundredth (1/100th) of a share of our Class A Junior Participating Preferred Stock, par value $1.00 per share, for each share of common stock owned on or issued after July 1, 1998.  The Rights were not exercisable and did not trade separately from our common stock.

Under specified circumstances, stockholders would have been able to exercise their Rights if a person or group acquired 15% of our common stock or made a tender offer to acquire 15% or more of our common stock. In these circumstances, stockholders other than the acquirer would have been able to exercise the Rights to purchase our common stock or, in some situations, the acquirer’s stock at a 50% discount.

17.                               Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 31 industry and activity segments (including properties owned by Crest Net that are grouped together). All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of December 31, 2004 (dollars in thousands):

	Revenue
For the years ended December 31,	2004	2003	2002
Segment rental revenue:
Apparel	$3,100	$3,158	$3,093
Automotive parts	6,716	6,694	6,627
Automotive service	13,376	12,130	9,388
Automotive tire services	13,556	4,574	3,682
Child care	25,214	25,213	25,313
Consumer electronics	3,702	3,957	3,895
Convenience stores	33,536	18,649	11,411
Entertainment	3,997	3,869	3,196
Health and fitness	6,919	5,638	5,389
Home furnishings	7,189	7,291	7,071
Restaurants	16,848	16,652	16,146
Sporting goods	5,939	5,665	5,593
Theaters	6,052	6,015	5,340
Video rental	4,959	4,806	4,568
Crest Net Lease (1)	—	—	—
16 non-reportable segments	23,343	20,392	18,534
Reconciling items - Other	1,109	590	679

Total revenue	$175,555	$145,293	$129,925

(1) In accordance with SFAS 144 Crest Net’s revenues appear in “income from discontinued operations, real estate acquired for resale by Crest.”

	Assets
As of December 31,	2004	2003

Segment net real estate:
Apparel	$22,492	$23,303
Automotive parts	41,153	42,726
Automotive service	109,593	94,268
Automotive tire services	133,539	137,121
Child care	109,957	121,267
Consumer electronics	28,147	30,538
Convenience stores	321,746	234,507
Entertainment	35,400	35,401
Health and fitness	58,646	56,415
Home furnishings	57,021	58,395
Restaurants	116,535	120,086
Sporting goods	59,535	50,930
Theaters	51,837	52,796
Video rental	34,277	35,425
Crest Net Lease	10,060	53,304
16 non-reportable segments	216,772	174,163

Total net real estate	1,406,710	1,320,645
Non-real estate assets	35,605	39,612

Total assets	$1,442,315	$1,360,257

18.                               Commitments and Contingencies

In the ordinary course of our business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial statements taken as a whole.

At December 31, 2004, we have committed to pay estimated unfunded development costs of $13.0 million on properties under development.  We also have contingent payments for tenant improvements and leasing costs of $1.0 million.

In 2004, we recorded impairment of $716,000 on one of our properties to reduce its carrying value to zero.  This property is classified as held for sale.  This impairment was the result of a title insurance company failing to timely record a deed on this property.  It is likely that through our tenant’s bankruptcy proceedings, our title to this property will be divested.  We believe that we have a strong claim against the title insurance company and others for the loss of the current fair market value of the property, rent which we may be required to repay to the tenant, and direct and incidental costs incurred.  Our claim against the title insurance company and others is estimated to be between $750,000 and $1.3 million, which is not reflected in our consolidated financial statements as this represents a contingent gain.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED QUARTERLY FINANCIAL DATA

(dollars in thousands, except per share data)

(not covered by Report of Independent Registered Public Accounting Firm)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year (2)

2004 (1)
Total revenue	$41,690	$44,101	$43,994	$45,769	$175,555
Interest expense	8,476	8,505	8,553	8,599	34,132
Depreciation and amortization expense	9,622	10,079	10,226	10,411	40,339
Other expenses	4,025	4,218	4,146	4,596	16,986
Income from continuing operations	19,567	21,299	21,069	22,163	84,098
Income from discontinued operations	5,284	5,489	4,134	4,393	19,299
Net income	24,851	26,788	25,203	26,556	103,397
Net income available to common stockholders	22,423	21,446	21,988	24,312	90,168
Basic and diluted net income per common share	0.29	0.27	0.28	0.31	1.15
Dividends paid per common share	0.300000	0.301875	0.311250	0.328125	1.241250

2003 (1)
Total revenue	$34,101	$35,014	$36,192	$39,986	$145,293
Interest expense	5,887	6,546	6,578	7,402	26,413
Depreciation and amortization expense	7,716	7,974	8,040	8,946	32,676
Other expenses	3,316	3,288	3,307	3,666	13,578
Income from continuing operations	17,182	17,206	18,267	19,972	72,626
Income from discontinued operations	852	3,384	2,062	7,512	13,809
Net income	18,034	20,590	20,329	27,484	86,435
Net income available to common stockholders	15,606	18,162	17,901	25,056	76,722
Basic and diluted net income per common share	0.22	0.26	0.26	0.34	1.08
Dividends paid per common share	0.292500	0.294375	0.296250	0.298125	1.181250

(1)                                  The consolidated quarterly financial data includes revenues and expenses from our continuing and discontinued operations.  The results of operations related to certain properties, that have been classified as held for sale or have been disposed of, have been reclassified to income from discontinued operations.  Therefore, some of the information may not agree to our previously filed 10-Qs.

(2)                                  Amounts for each period are calculated independently.  The sum of the quarters may differ from the annual amount.

Item 9:                                                          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent auditors on accountancy or financial disclosure, nor have we changed accountants in the two most recent fiscal years.

Item 9A:                                                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Securities Exchange Act 1934 Rules 13a-14(c) and 15d-14(c)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of and for the year ended December 31, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.  KPMG LLP has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Submitted on March 3, 2005 by,

Thomas A Lewis, Chief Executive Officer and Vice Chairman

Paul M. Meurer, Chief Financial Office, Executive Vice President and Treasurer

Changes in Internal Controls.  There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no material weaknesses, and therefore no corrective actions were taken.

Limitations on the Effectiveness of Controls.  Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART III

Item 10:                           Directors and Executive Officers of the Registrant

The information set forth under the captions “Director Nominees” and “Officers of the Company” and “Compliance with Federal Securities Laws” in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 10, 2005, to be filed pursuant to Regulation 14A.

Item 11:                           Executive Compensation

The information set forth under the caption “Executive Compensation” in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 10, 2005, to be filed pursuant to Regulation 14A.

Item 12:                           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 10, 2005, to be filed pursuant to Regulation 14A.

Item 13:                           Certain Relationships and Related Transactions

The information set forth under the caption “Certain Transactions” in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 10, 2005, to be filed pursuant to Regulation 14A.

PART IV

Item 14:                           Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees and Services” in the definitive proxy statement for the Annual Meeting of Stockholders presently scheduled to be held on May 10, 2005, to be filed pursuant to Regulation 14A.

Item 15:                           Exhibits, Financial Statement Schedules and Reports on Form 8-K

A.                         The following documents are filed as part of this report.

1.	Financial Statements (see Item 8)

	a.	Reports of Independent Registered Public Accounting Firm

	b.	Consolidated Balance Sheets,
December 31, 2004 and 2003

	c.	Consolidated Statements of Income,
Years ended December 31, 2004, 2003 and 2002

	d.	Consolidated Statements of Stockholders’ Equity,
Years ended December 31, 2004, 2003 and 2002

	e.	Consolidated Statements of Cash Flows,
Years ended December 31, 2004, 2003 and 2002

	f.	Notes to Consolidated Financial Statements

	g.	Consolidated Quarterly Financial Data,
(unaudited) for 2004 and 2003

2.                               Financial Statement Schedule.  Reference is made to page F-1 of this report for Schedule III Real Estate and Accumulated Depreciation.

Schedules not Filed:  All schedules, other than those indicated in the Table of Contents, have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

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

3.6                                 Amendment to the Bylaws of the Company (filed as exhibit 3.6 to the Company’s Form 10 Q for the period ended June 30, 2003 and incorporated herein by reference).

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

4.13                           Amendment No. 1 to Rights Agreement between Realty Income Corporation and The Bank of New York, dated February 25, 2005 (filed as exhibit 4.1 to the Company’s Form 8-K, dated February 25, 2005 and incorporated herein by reference).

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

10.12                     First Amendment to the 2003 Stock Incentive Award Plan of Realty Income Corporation (filed as exhibit 10.12 to the Company’s Form 10-K dated December 31, 2003 and incorporated herein by reference).

10.13                     Second Amendment to the 2003 Stock Incentive Award Plan of Realty Income Corporation (filed as exhibit 10.13 to the Company’s Form 10-K dated December 31, 2003 and incorporated herein by reference).

10.14                     Form of Restricted Stock Agreement between the Company and Executive Officers (filed as exhibit 10.11 to the Company’s Form 8-K dated January 1, 2005 and incorporated herein by reference).

*12.1                    Statement re computation of ratios.

*21.1                    Subsidiaries of the Company as of January 1, 2005.

*23.1                    Consent of Independent Registered Public Accounting Firm.

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

A Form 8-K dated October 12, 2004, filed on October 19, 2004, reported that the Company entered into purchase agreement with Credit Suisse First Boston LLC, pursuant to which the Company agreed to issue and sell 1,100,000 shares of its 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock at $25.4311 per share.

A Form 8-K dated October 27, 2004, filed on October 29, 2004, furnishing our earnings press release for the third quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:	/s/THOMAS A. LEWIS	Date: March 3, 2005
Thomas A. Lewis
Vice Chairman of the Board of Directors,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/WILLIAM E. CLARK	Date: March 3, 2005
William E. Clark
Chairman of the Board of Directors

By:	/s/THOMAS A. LEWIS	Date: March 3, 2005
Thomas A. Lewis
Vice Chairman of the Board of Directors,
Chief Executive Officer
(Principal Executive Officer)

By:	/s/DONALD R. CAMERON	Date: March 3, 2005
Donald R. Cameron
Director

By:	/s/ROGER P. KUPPINGER	Date: March 3, 2005
Roger P. Kuppinger
Director

By:	/s/MICHAEL D. MCKEE	Date: March 3, 2005
Michael D. McKee
Director

By:	/s/WILLARD H. SMITH JR	Date: March 3, 2005
Willard H. Smith Jr
Director

By:	/s/KATHLEEN R. ALLEN, Ph.D.	Date: March 3, 2005
Kathleen R. Allen, Ph.D.
Director

By:	/s/PAUL M. MEURER	Date: March 3, 2005
Paul M. Meurer
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/GREGORY J. FAHEY	Date: March 3, 2005
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Apparel Stores
Mesa	AZ	619,035	867,013	None	43,447	619,035	910,460	1,529,495	216,778		02/11/99	300
Danbury	CT	1,083,296	6,217,688	40,544	6	1,083,296	6,258,238	7,341,534	1,823,223		09/30/97	300
Manchester	CT	1,250,464	5,917,037	None	None	1,250,464	5,917,037	7,167,501	1,607,168		03/26/98	300
Manchester	CT	771,660	3,653,539	None	None	771,660	3,653,539	4,425,199	992,335		03/26/98	300
Staten Island	NY	4,202,093	3,385,021	None	898	4,202,093	3,385,919	7,588,012	919,643		03/26/98	300

Automotive Collision Services
Highlands Ranch	CO	583,289	2,139,057	None	None	583,289	2,139,057	2,722,346	59,896	03/25/04	08/11/03	300
Lititleton	CO	601,388	296,530	None	None	601,388	296,530	897,918	26	In Progress	11/12/04	300
Parker	CO	678,768	2,100,854	None	None	678,768	2,100,854	2,779,622	65,572	02/20/04	07/03/03	300
Thornton	CO	693,323	1,634,909	None	None	693,323	1,634,909	2,328,232	2,931	10/05/04	10/15/03	300
Cumming	GA	661,624	1,822,363	None	None	661,624	1,822,363	2,483,987	89,412	09/18/03	12/31/02	300
Douglasville	GA	679,868	1,935,515	None	None	679,868	1,935,515	2,615,383	100,707	08/11/03	12/30/02	300
Morrow	GA	725,948	1,846,315	None	None	725,948	1,846,315	2,572,263	101,482	07/07/03	08/30/02	300
Peachtree City	GA	1,190,380	689,284	None	None	1,190,380	689,284	1,879,664	54,837	12/16/02	09/19/02	300
Ham Lake	MN	192,610	1,930,958	None	None	192,610	1,930,958	2,123,568	3,431	08/15/04	10/31/03	300
Wilmington	NC	378,813	88,325	None	None	378,813	88,325	467,138	6	In Progress	12/21/04	300
Bartlett	TN	648,526	1,960,707	None	None	648,526	1,960,707	2,609,233	3,490	09/15/04	10/27/03	300

Automotive Parts
Millbrook	AL	108,000	518,741	None	65	108,000	518,806	626,806	123,503	12/10/98	01/21/99	300
Montgomery	AL	254,465	502,350	None	None	254,465	502,350	756,815	131,446		06/30/98	300
Blytheville	AR	137,913	509,447	6,000	None	137,913	515,447	653,360	137,204		06/30/98	300
Osceola	AR	88,759	520,047	None	None	88,759	520,047	608,806	136,077		06/30/98	300
Wynne	AR	70,000	547,576	26,595	None	70,000	574,171	644,171	138,539	11/10/98	02/24/99	300
Phoenix	AZ	231,000	513,057	None	88	231,000	513,145	744,145	338,674		11/09/87	300
Phoenix	AZ	71,750	159,359	None	88	71,750	159,447	231,197	105,196		11/19/87	300
Phoenix	AZ	222,950	495,178	None	88	222,950	495,266	718,216	291,840		11/02/89	300
Tucson	AZ	194,250	431,434	None	176	194,250	431,610	625,860	286,193		10/30/87	300
Grass Valley	CA	325,000	384,955	None	None	325,000	384,955	709,955	245,709		05/20/88	300
Jackson	CA	300,000	390,849	None	None	300,000	390,849	690,849	247,244		05/17/88	300
Sacramento	CA	210,000	466,419	None	None	210,000	466,419	676,419	307,885		11/25/87	300
Turlock	CA	222,250	493,627	None	None	222,250	493,627	715,877	324,272		12/30/87	300
Canon City	CO	66,500	147,699	None	None	66,500	147,699	214,199	97,497		11/12/87	300
Denver	CO	141,400	314,056	None	None	141,400	314,056	455,456	207,309		11/18/87	300
Denver	CO	315,000	699,623	None	None	315,000	699,623	1,014,623	448,496		05/16/88	300
Denver	CO	283,500	629,666	None	None	283,500	629,666	913,166	403,649		05/27/88	300

F1

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Littleton	CO	252,925	561,758	None	None	252,925	561,758	814,683	365,455		02/12/88	300
Smyrna	DE	232,273	472,855	None	None	232,273	472,855	705,128	120,579		08/07/98	300
Council Bluffs	IA	194,355	431,668	None	6	194,355	431,674	626,029	276,725		05/19/88	300
Boise	ID	158,400	351,812	None	131	158,400	351,943	510,343	225,545		05/06/88	300
Boise	ID	190,080	422,172	None	131	190,080	422,303	612,383	270,648		05/06/88	300
Coeur D’Alene	ID	165,900	368,468	None	None	165,900	368,468	534,368	245,581		09/21/87	300
Lewiston	ID	138,950	308,612	None	None	138,950	308,612	447,562	205,687		09/16/87	300
Moscow	ID	117,250	260,417	None	None	117,250	260,417	377,667	173,565		09/14/87	300
Nampa	ID	183,743	408,101	None	250	183,743	408,351	592,094	261,676		05/06/88	300
Twin Falls	ID	190,080	422,172	None	131	190,080	422,303	612,383	270,648		05/06/88	300
Peoria	IL	193,868	387,737	None	230	193,868	387,967	581,835	126,080		11/26/96	300
Brazil	IN	183,952	453,831	None	None	183,952	453,831	637,783	105,132		03/31/99	300
Princeton	IN	134,209	560,113	None	None	134,209	560,113	694,322	129,754		03/31/99	300
Vincennes	IN	185,312	489,779	None	None	185,312	489,779	675,091	113,460		03/31/99	300
Kansas City	KS	185,955	413,014	None	None	185,955	413,014	598,969	264,765		05/13/88	300
Kansas City	KS	222,000	455,881	None	None	222,000	455,881	677,881	292,194		05/16/88	300
Alma	MI	155,000	600,282	None	None	155,000	600,282	755,282	135,002	04/29/99	02/10/99	300
Lansing	MI	265,000	574,931	None	None	265,000	574,931	839,931	135,141	04/30/99	12/03/98	300
Sturgis	MI	109,558	550,274	None	None	109,558	550,274	659,832	132,960		12/30/98	300
Independence	MO	210,643	467,844	None	93	210,643	467,937	678,580	279,425		07/31/89	300
Kansas City	MO	210,070	466,571	None	93	210,070	466,664	676,734	299,107		05/13/88	300
Kansas City	MO	168,350	373,910	None	93	168,350	374,003	542,353	239,706		05/26/88	300
Batesville	MS	190,124	485,670	None	None	190,124	485,670	675,794	125,465		07/27/98	300
Horn Lake	MS	142,702	514,779	None	None	142,702	514,779	657,481	134,699		06/30/98	300
Jackson	MS	248,483	572,522	None	None	248,483	572,522	821,005	117,378		11/16/99	300
Richland	MS	243,565	558,645	None	None	243,565	558,645	802,210	112,675		12/21/99	300
Missoula	MT	163,100	362,249	None	None	163,100	362,249	525,349	240,278		10/30/87	300
Kearney	NE	173,950	344,393	None	None	173,950	344,393	518,343	195,071		05/01/90	300
Omaha	NE	196,000	435,321	None	None	196,000	435,321	631,321	279,064		05/26/88	300
Omaha	NE	199,100	412,042	None	6	199,100	412,048	611,148	263,101		05/27/88	300
Albuquerque	NM	80,500	178,794	None	None	80,500	178,794	259,294	118,593		10/29/87	300
Rio Rancho	NM	211,577	469,923	None	None	211,577	469,923	681,500	305,711		02/26/88	300
Sante Fe	NM	70,000	155,473	None	None	70,000	155,473	225,473	103,125		10/29/87	300
Las Vegas	NV	161,000	357,585	260,000	None	161,000	617,585	778,585	245,851		10/29/87	300
Reno	NV	456,000	562,344	None	None	456,000	562,344	1,018,344	360,424		05/26/88	300
Canton	OH	396,560	597,553	None	None	396,560	597,553	994,113	152,377		08/14/98	300
Hamilton	OH	183,000	515,727	None	None	183,000	515,727	698,727	117,877	04/07/99	12/03/98	300
Hubbard	OH	147,043	481,217	None	None	147,043	481,217	628,260	125,917		06/30/98	300

F2

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Albany	OR	152,250	338,153	None	3	152,250	338,156	490,406	226,461		08/24/87	300
Beaverton	OR	210,000	466,419	None	3	210,000	466,422	676,422	312,359		08/26/87	300
Oak Grove	OR	180,250	400,336	None	3	180,250	400,339	580,589	268,104		08/06/87	300
Portland	OR	190,750	423,664	None	3	190,750	423,667	614,417	283,727		08/12/87	300
Portland	OR	147,000	326,493	None	3	147,000	326,496	473,496	218,652		08/26/87	300
Portland	OR	210,000	466,412	None	3	210,000	466,415	676,415	310,862		09/01/87	300
Salem	OR	136,500	303,170	None	3	136,500	303,173	439,673	203,032		08/20/87	300
Butler	PA	339,929	633,078	5,684	None	339,929	638,762	978,691	165,604		08/07/98	300
Dover	PA	265,112	593,341	None	None	265,112	593,341	858,453	155,257		06/30/98	300
Enola	PA	220,228	546,026	None	None	220,228	546,026	766,254	133,783		11/10/98	300
Hanover	PA	132,500	719,511	None	None	132,500	719,511	852,011	154,854	07/26/99	05/13/99	300
Harrisburg	PA	327,781	608,291	None	None	327,781	608,291	936,072	159,168		06/30/98	300
Harrisburg	PA	283,417	352,473	None	None	283,417	352,473	635,890	88,710		09/30/98	300
Lancaster	PA	199,899	774,838	10,913	None	199,899	785,751	985,650	199,828		08/14/98	300
New Castle	PA	180,009	525,774	3,860	None	180,009	529,634	709,643	140,407		06/30/98	300
Reading	PA	379,000	658,722	10,100	None	379,000	668,822	1,047,822	146,499	06/09/99	12/04/98	300
Columbia	TN	273,120	431,716	None	None	273,120	431,716	704,836	95,696		06/30/99	300
Memphis	TN	197,708	507,647	None	None	197,708	507,647	705,355	127,761		09/30/98	300
Amarillo	TX	140,000	419,734	None	None	140,000	419,734	559,734	263,607		09/12/88	300
El Paso	TX	66,150	146,922	None	None	66,150	146,922	213,072	97,452		10/27/87	300
El Paso	TX	56,350	125,156	None	None	56,350	125,156	181,506	83,015		10/27/87	300
Lubbock	TX	42,000	93,284	None	98	42,000	93,382	135,382	61,890		10/26/87	300
Lubbock	TX	49,000	108,831	None	None	49,000	108,831	157,831	72,187		10/29/87	300
Midland	TX	45,500	101,058	None	4	45,500	101,062	146,562	67,032		10/27/87	300
Odessa	TX	50,750	112,718	None	250	50,750	112,968	163,718	74,865		10/26/87	300
Bellevue	WA	185,500	411,997	None	108	185,500	412,105	597,605	275,955		08/06/87	300
Bellingham	WA	168,000	373,133	None	None	168,000	373,133	541,133	249,884		08/20/87	300
Bothell	WA	199,500	443,098	None	108	199,500	443,206	642,706	296,784		08/20/87	300
Hazel Dell	WA	168,000	373,135	None	None	168,000	373,135	541,135	236,864		05/23/88	300
Kennewick	WA	161,350	358,365	None	131	161,350	358,496	519,846	240,009		08/26/87	300
Kent	WA	199,500	443,091	None	None	199,500	443,091	642,591	296,735		08/06/87	300
Lacey	WA	171,150	380,125	None	None	171,150	380,125	551,275	254,567		08/13/87	300
Marysville	WA	168,000	373,135	None	None	168,000	373,135	541,135	249,887		08/20/87	300
Moses Lake	WA	138,600	307,831	None	None	138,600	307,831	446,431	206,153		08/12/87	300
Pasco	WA	161,700	359,142	None	131	161,700	359,273	520,973	240,529		08/18/87	300
Puyallup	WA	173,250	384,795	None	108	173,250	384,903	558,153	256,506		09/15/87	300
Redmond	WA	196,000	435,317	None	108	196,000	435,425	631,425	290,179		09/17/87	300
Renton	WA	185,500	412,003	None	108	185,500	412,111	597,611	274,639		09/15/87	300

F3

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Richland	WA	161,700	359,142	None	131	161,700	359,273	520,973	240,529		08/13/87	300
Seattle	WA	162,400	360,697	None	108	162,400	360,805	523,205	241,600		08/20/87	300
Silverdale	WA	183,808	419,777	None	None	183,808	419,777	603,585	279,778		09/16/87	300
Spanaway	WA	189,000	419,777	None	None	189,000	419,777	608,777	281,122		08/25/87	300
Spokane	WA	66,150	146,921	None	None	66,150	146,921	213,071	96,983		11/18/87	300
Tacoma	WA	191,800	425,996	None	108	191,800	426,104	617,904	285,330		08/18/87	300
Tacoma	WA	196,000	435,324	None	None	196,000	435,324	631,324	288,748		10/15/87	300
Vancouver	WA	180,250	400,343	None	None	180,250	400,343	580,593	268,107		08/20/87	300
Walla Walla	WA	170,100	377,793	None	None	170,100	377,793	547,893	253,006		08/06/87	300
Wenatchee	WA	148,400	329,602	None	None	148,400	329,602	478,002	220,734		08/25/87	300

Automotive Service
Flagstaff	AZ	144,821	417,485	None	None	144,821	417,485	562,306	106,043	04/11/02	08/29/97	300
Mesa	AZ	210,620	475,072	None	None	210,620	475,072	685,692	49,879		05/14/02	300
Phoenix	AZ	189,341	546,984	None	None	189,341	546,984	736,325	57,433		05/14/02	300
Phoenix	AZ	384,608	279,824	None	None	384,608	279,824	664,432	29,380		05/14/02	300
Sierra Vista	AZ	175,114	345,508	None	None	175,114	345,508	520,622	36,276		05/14/02	300
Tucson	AZ	178,297	396,004	None	338	178,297	396,342	574,639	229,256		01/19/90	300
Tucson	AZ	226,596	437,972	None	None	226,596	437,972	664,568	45,985		05/14/02	300
Bakersfield	CA	65,165	206,927	None	None	65,165	206,927	272,092	21,725		05/14/02	300
Chula Vista	CA	313,293	409,654	None	16	313,293	409,670	722,963	141,337	05/01/96	01/19/96	300
Culver City	CA	580,446	158,876	None	None	580,446	158,876	739,322	16,680		05/14/02	300
Dublin	CA	415,620	1,153,928	None	None	415,620	1,153,928	1,569,548	121,160		05/14/02	300
Folsom	CA	471,813	325,610	None	None	471,813	325,610	797,423	34,187		05/14/02	300
Indio	CA	264,956	265,509	None	None	264,956	265,509	530,465	27,877		05/14/02	300
Oxnard	CA	186,980	198,236	None	None	186,980	198,236	385,216	20,813		05/14/02	300
Santa Cruz	CA	374,612	801,826	None	None	374,612	801,826	1,176,438	84,190		05/14/02	300
Simi Valley	CA	213,920	161,012	None	None	213,920	161,012	374,932	16,904		05/14/02	300
Vacaville	CA	358,067	284,931	None	None	358,067	284,931	642,998	29,916		05/14/02	300
Broomfield	CO	154,930	503,626	None	450	154,930	504,076	659,006	168,895	08/22/96	03/15/96	300
Denver	CO	79,717	369,587	None	22	79,717	369,609	449,326	300,349		10/08/85	300
Thornton	CO	276,084	415,464	None	205	276,084	415,669	691,753	132,181	12/31/96	10/31/96	300
Hartford	CT	248,540	482,460	None	None	248,540	482,460	731,000	160,016		09/30/96	300
Southington	CT	225,882	672,910	None	None	225,882	672,910	898,792	202,884		06/06/97	300
Vernon	CT	81,529	300,518	None	None	81,529	300,518	382,047	30,553		06/27/02	300
Carol City	FL	163,239	262,726	None	None	163,239	262,726	425,965	26,711		06/27/02	300
Jacksonville	FL	76,585	355,066	None	124	76,585	355,190	431,775	285,633		12/23/85	300
Lauderdale Lakes	FL	65,987	305,931	None	None	65,987	305,931	371,918	244,014		02/19/86	300

F4

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Orange City	FL	99,613	139,008	None	None	99,613	139,008	238,621	14,594		05/14/02	300
Seminole	FL	68,000	315,266	None	124	68,000	315,390	383,390	253,593		12/23/85	300
Sunrise	FL	80,253	372,070	None	None	80,253	372,070	452,323	297,384		02/14/86	300
Tampa	FL	70,000	324,538	None	124	70,000	324,662	394,662	261,052		12/27/85	300
Tampa	FL	67,000	310,629	None	124	67,000	310,753	377,753	249,864		12/27/85	300
Tampa	FL	86,502	401,041	None	124	86,502	401,165	487,667	313,048		07/23/86	300
Atlanta	GA	55,840	258,889	None	93	55,840	258,982	314,822	209,129		11/27/85	300
Atlanta	GA	78,646	364,625	None	93	78,646	364,718	443,364	293,310		12/18/85	300
Bogart	GA	66,807	309,733	None	None	66,807	309,733	376,540	249,135		12/20/85	300
Douglasville	GA	214,771	129,519	None	None	214,771	129,519	344,290	13,597		05/14/02	300
Duluth	GA	222,275	316,925	None	151	222,275	317,076	539,351	88,707	10/24/97	06/20/97	300
Duluth	GA	290,842	110,056	None	None	290,842	110,056	400,898	11,554		05/14/02	300
Gainesville	GA	53,589	248,452	None	None	53,589	248,452	302,041	199,843		12/19/85	300
Kennesaw	GA	266,865	139,425	None	None	266,865	139,425	406,290	14,637		05/14/02	300
Marietta	GA	60,900	293,461	None	93	60,900	293,554	354,454	236,068		12/26/85	300
Marietta	GA	69,561	346,024	None	209	69,561	346,233	415,794	271,884		06/03/86	300
Norcross	GA	244,124	151,831	None	None	244,124	151,831	395,955	15,940		05/14/02	300
Riverdale	GA	58,444	270,961	None	None	58,444	270,961	329,405	217,036		01/15/86	300
Rome	GA	56,454	261,733	None	None	56,454	261,733	318,187	210,526		12/19/85	300
Snellville	GA	253,316	132,124	None	None	253,316	132,124	385,440	13,871		05/14/02	300
Arlington Hts	IL	441,437	215,983	None	None	441,437	215,983	657,420	22,676		05/14/02	300
Chicago	IL	329,076	255,294	None	None	329,076	255,294	584,370	26,804		05/14/02	300
Round Lake Beach	IL	472,132	236,585	None	None	472,132	236,585	708,717	24,840		05/14/02	300
Westchester	IL	421,239	184,812	None	None	421,239	184,812	606,051	19,404		05/14/02	300
Anderson	IN	232,170	385,661	None	None	232,170	385,661	617,831	108,631		12/19/97	300
Indianapolis	IN	231,384	428,307	None	None	231,384	428,307	659,691	142,055		09/27/96	300
Michigan City	IN	392,638	297,650	None	None	392,638	297,650	690,288	31,252		05/14/02	300
Warsaw	IN	140,893	228,116	None	None	140,893	228,116	369,009	23,950		05/14/02	300
Olathe	KS	217,995	367,055	None	None	217,995	367,055	585,050	111,948	04/22/97	11/11/96	300
Louisville	KY	56,054	259,881	None	None	56,054	259,881	315,935	209,036		12/17/85	300
Newport	KY	323,511	289,017	None	None	323,511	289,017	612,528	84,241		09/17/97	300
Billerica	MA	399,043	462,240	None	None	399,043	462,240	861,283	142,426		04/02/97	300
East Falmouth	MA	191,302	340,539	None	None	191,302	340,539	531,841	35,755		05/14/02	300
East Wareham	MA	149,680	278,669	None	None	149,680	278,669	428,349	29,258		05/14/02	300
Fairhaven	MA	138,957	289,294	None	None	138,957	289,294	428,251	30,374		05/14/02	300
Gardner	MA	138,990	289,361	None	None	138,990	289,361	428,351	30,381		05/14/02	300
Hyannis	MA	180,653	458,522	None	None	180,653	458,522	639,175	46,616		06/27/02	300
Lenox	MA	287,769	535,273	None	None	287,769	535,273	823,042	123,994		03/31/99	300

F5

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Newburyport	MA	274,698	466,449	None	None	274,698	466,449	741,147	47,422		06/27/02	300
North Reading	MA	180,546	351,161	None	None	180,546	351,161	531,707	36,870		05/14/02	300
Orleans	MA	138,212	394,065	None	None	138,212	394,065	532,277	41,375		05/14/02	300
Aberdeen	MD	223,617	225,605	None	None	223,617	225,605	449,222	22,937		06/27/02	300
Capital Heights	MD	547,173	219,979	None	None	547,173	219,979	767,152	23,094		05/14/02	300
Clinton	MD	70,880	328,620	None	217	70,880	328,837	399,717	265,965		11/15/85	300
Lexington Park	MD	111,396	335,288	None	None	111,396	335,288	446,684	35,202		05/14/02	300
Kalamazoo	MI	391,745	296,975	None	None	391,745	296,975	688,720	31,181		05/14/02	300
Portage	MI	402,409	286,441	None	None	402,409	286,441	688,850	30,075		05/14/02	300
Southfield	MI	275,952	350,765	None	None	275,952	350,765	626,717	36,829		05/14/02	300
Troy	MI	214,893	199,299	None	None	214,893	199,299	414,192	20,925		05/14/02	300
Minneapolis	MN	58,000	268,903	None	182	58,000	269,085	327,085	216,366		12/18/85	300
St. Cloud	MN	203,338	258,626	None	None	203,338	258,626	461,964	26,294		06/27/02	300
Independence	MO	297,641	233,152	None	None	297,641	233,152	530,793	74,997		12/20/96	300
Asheville	NC	441,746	242,565	None	None	441,746	242,565	684,311	25,467		05/14/02	300
Charlotte	NC	508,100	457,295	None	None	508,100	457,295	965,395	29,724		05/27/03	300
Concord	NC	237,688	357,976	None	5,668	237,688	363,644	601,332	94,284		11/05/97	300
Durham	NC	55,074	255,336	None	94	55,074	255,430	310,504	206,660		11/13/85	300
Durham	NC	354,676	361,203	None	347	354,676	361,550	716,226	105,412	08/29/97	03/31/97	300
Fayetteville	NC	224,326	257,733	None	None	224,326	257,733	482,059	72,578		12/03/97	300
Greensboro	NC	286,068	244,606	None	None	286,068	244,606	530,674	25,675		05/14/02	300
Matthews	NC	295,580	338,472	10,000	16,251	295,580	364,723	660,303	90,012	08/28/98	02/27/98	300
Pineville	NC	254,460	355,630	None	151	254,460	355,781	610,241	103,744	08/28/97	04/16/97	300
Raleigh	NC	398,694	263,621	None	None	398,694	263,621	662,315	75,975		10/01/97	300
Raleigh	NC	89,145	413,301	None	94	89,145	413,395	502,540	335,219		10/28/85	300
Raleigh	NC	218,294	319,334	3,905	1,156	218,294	324,395	542,689	90,751	08/01/02	06/20/97	300
Salisbury	NC	235,614	150,592	None	None	235,614	150,592	386,206	15,810		05/14/02	300
Lincoln	NE	337,138	316,958	None	None	337,138	316,958	654,096	33,278		05/14/02	300
Edison	NJ	448,936	238,773	None	None	448,936	238,773	687,709	25,068		05/14/02	300
Glassboro	NJ	182,013	312,480	None	None	182,013	312,480	494,493	31,769		06/27/02	300
Hamilton Square	NJ	422,477	291,555	None	None	422,477	291,555	714,032	30,610		05/14/02	300
Hamilton Township	NJ	265,238	298,167	None	None	265,238	298,167	563,405	31,304		05/14/02	300
Randolph	NJ	452,629	390,163	None	None	452,629	390,163	842,792	40,965		05/14/02	300
Westfield	NJ	705,337	288,720	None	None	705,337	288,720	994,057	30,311		05/14/02	300
Woodbury	NJ	212,788	320,283	None	None	212,788	320,283	533,071	33,626		05/14/02	300
Las Vegas	NV	326,879	359,101	None	None	326,879	359,101	685,980	37,704		05/14/02	300
Las Vegas	NV	316,441	369,768	None	None	316,441	369,768	686,209	38,824		05/14/02	300
Las Vegas	NV	252,169	562,715	None	None	252,169	562,715	814,884	59,083		05/14/02	300

F6

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Sparks	NV	326,813	306,311	None	None	326,813	306,311	633,124	32,161		05/14/02	300
Albion	NY	170,589	317,424	None	None	170,589	317,424	488,013	73,528		03/31/99	300
Dansville	NY	181,664	337,991	None	None	181,664	337,991	519,655	78,293		03/31/99	300
East Amherst	NY	260,708	484,788	None	None	260,708	484,788	745,496	112,301		03/31/99	300
East Syracuse	NY	250,609	466,264	None	None	250,609	466,264	716,873	108,007		03/31/99	300
Johnson City	NY	242,863	451,877	None	None	242,863	451,877	694,740	104,674		03/31/99	300
Wellsville	NY	161,331	300,231	None	None	161,331	300,231	461,562	69,545		03/31/99	300
West Amherst	NY	268,692	499,619	None	None	268,692	499,619	768,311	115,737		03/31/99	300
Akron	OH	139,126	460,334	None	None	139,126	460,334	599,460	134,226		09/18/97	300
Beaver Creek	OH	349,091	251,127	None	None	349,091	251,127	600,218	2,929		09/17/04	300
Beavercreek	OH	205,000	492,538	None	None	205,000	492,538	697,538	153,507	02/13/97	09/09/96	300
Canal Winchester	OH	443,751	825,491	None	None	443,751	825,491	1,269,242	65,709		08/21/02	300
Centerville	OH	305,000	420,448	None	None	305,000	420,448	725,448	142,252	07/24/96	06/28/96	300
Cincinnati	OH	211,185	392,210	None	None	211,185	392,210	603,395	17,649		11/03/03	300
Cincinnati	OH	305,556	244,662	None	None	305,556	244,662	550,218	2,854		09/17/04	300
Cincinnati	OH	589,286	160,932	None	None	589,286	160,932	750,218	1,877		09/17/04	300
Cincinnati	OH	159,375	265,842	None	None	159,375	265,842	425,217	3,101		09/17/04	300
Cincinnati	OH	350,000	300,217	None	None	350,000	300,217	650,217	500		12/20/04	300
Cinncinati	OH	293,005	201,340	None	None	293,005	201,340	494,345	58,654		09/17/97	300
Cleveland	OH	215,111	216,517	None	None	215,111	216,517	431,628	22,013		06/27/02	300
Columbus	OH	71,098	329,627	None	168	71,098	329,795	400,893	267,917		10/02/85	300
Columbus	OH	75,761	351,247	None	168	75,761	351,415	427,176	284,924		10/24/85	300
Columbus	OH	245,036	470,468	None	None	245,036	470,468	715,504	170,153		12/22/95	300
Columbus	OH	432,110	386,553	None	None	432,110	386,553	818,663	25,125		05/27/03	300
Columbus	OH	466,696	548,133	None	None	466,696	548,133	1,014,829	35,628		05/27/03	300
Columbus	OH	337,679	272,484	None	None	337,679	272,484	610,163	3,179		09/17/04	300
Columbus	OH	190,000	260,162	None	None	190,000	260,162	450,162	3,035		09/17/04	300
Columbus	OH	371,429	278,734	None	None	371,429	278,734	650,163	3,251		09/17/04	300
Columbus	OH	214,737	85,425	None	None	214,737	85,425	300,162	996		09/17/04	300
Cuyahoga Falls	OH	253,750	271,400	None	None	253,750	271,400	525,150	3,166		09/17/04	300
Dayton	OH	70,000	324,538	None	107	70,000	324,645	394,645	263,245		10/31/85	300
Dublin	OH	437,887	428,046	None	None	437,887	428,046	865,933	27,822		05/27/03	300
Eastlake	OH	321,347	459,774	None	None	321,347	459,774	781,121	166,285		12/22/95	300
Fairfield	OH	323,408	235,024	None	None	323,408	235,024	558,432	68,490		09/17/97	300
Fairlawn	OH	280,000	270,150	None	None	280,000	270,150	550,150	3,151		09/17/04	300
Findlay	OH	283,515	397,004	None	None	283,515	397,004	680,519	111,826		12/24/97	300
Hamilton	OH	252,608	413,279	None	None	252,608	413,279	665,887	124,670	03/31/97	10/04/96	300
Huber Heights	OH	282,000	449,381	None	None	282,000	449,381	731,381	143,052	12/03/96	07/18/96	300

F7

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Lima	OH	241,132	114,085	None	None	241,132	114,085	355,217	1,331		09/17/04	300
Marion	OH	100,000	275,162	None	None	100,000	275,162	375,162	459		12/20/04	300
Mason	OH	310,990	405,373	None	None	310,990	405,373	716,363	26,348		05/27/03	300
Miamisburg	OH	63,996	296,701	None	None	63,996	296,701	360,697	241,116		10/08/85	300
Middleburg Hghts	OH	317,308	307,842	None	None	317,308	307,842	625,150	3,591		09/17/04	300
Milford	OH	353,324	269,997	None	None	353,324	269,997	623,321	78,708		09/18/97	300
Mt. Vernon	OH	216,115	375,357	None	None	216,115	375,357	591,472	105,726		12/30/97	300
Northwood	OH	65,978	263,912	None	428	65,978	264,340	330,318	263,955		09/12/86	180
Norwalk	OH	200,205	366,000	None	None	200,205	366,000	566,205	103,089		12/19/97	300
Parma	OH	268,966	381,184	None	None	268,966	381,184	650,150	4,447		09/17/04	300
Reynoldsburg	OH	374,000	176,162	None	None	374,000	176,162	550,162	2,055		09/17/04	300
Reynoldsburg	OH	267,750	497,371	None	None	267,750	497,371	765,121	5,803		09/15/04	300
S. Euclid	OH	337,593	451,944	None	None	337,593	451,944	789,537	29,376		05/27/03	300
Sandusky	OH	264,708	404,011	None	None	264,708	404,011	668,719	113,800		12/19/97	300
Solon	OH	794,305	222,797	None	None	794,305	222,797	1,017,102	14,482		05/27/03	300
Springboro	OH	191,911	522,902	None	None	191,911	522,902	714,813	162,812		03/07/97	300
Springfield	OH	320,000	280,217	None	None	320,000	280,217	600,217	3,269		09/17/04	300
Springfield	OH	189,091	136,127	None	None	189,091	136,127	325,218	1,588		09/17/04	300
Stow	OH	310,000	415,150	None	None	310,000	415,150	725,150	4,843		09/17/04	300
Toledo	OH	91,655	366,621	None	428	91,655	367,049	458,704	366,664		09/12/86	180
Toledo	OH	73,408	293,632	None	428	73,408	294,060	367,468	293,675		09/12/86	180
Toledo	OH	120,000	230,217	None	None	120,000	230,217	350,217	2,685		09/17/04	300
Toledo	OH	250,000	175,217	None	None	250,000	175,217	425,217	2,044		09/17/04	300
Toledo	OH	320,000	280,217	None	None	320,000	280,217	600,217	3,269		09/17/04	300
Toledo	OH	250,000	530,217	None	None	250,000	530,217	780,217	6,185		09/17/04	300
West Chester	OH	446,449	768,644	None	None	446,449	768,644	1,215,093	43,942	06/27/03	03/11/03	300
Zanesville	OH	125,000	300,162	None	None	125,000	300,162	425,162	3,501		09/17/04	300
Midwest City	OK	106,312	333,551	None	None	106,312	333,551	439,863	85,137	08/06/98	08/08/97	300
The Village	OK	143,655	295,422	None	None	143,655	295,422	439,077	79,287	03/06/98	07/29/97	300
Portland	OR	251,499	345,952	None	None	251,499	345,952	597,451	31,135		09/26/02	300
Salem	OR	337,711	253,855	None	None	337,711	253,855	591,566	26,653		05/14/02	300
Bethel Park	PA	299,595	331,264	None	None	299,595	331,264	630,859	93,313		12/19/97	300
Bethlehem	PA	275,328	389,067	None	None	275,328	389,067	664,395	109,593		12/19/97	300
Bethlehem	PA	229,162	310,526	None	None	229,162	310,526	539,688	87,461		12/24/97	300
Bridgeville	PA	275,000	375,150	None	None	275,000	375,150	650,150	4,376		09/17/04	300
Coraopolis	PA	225,000	375,150	None	None	225,000	375,150	600,150	4,376		09/17/04	300
Harrisburg	PA	131,529	220,317	None	None	131,529	220,317	351,846	23,130		05/14/02	300
Monroeville	PA	275,000	250,150	None	None	275,000	250,150	525,150	2,918		09/17/04	300

F8

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Philadelphia	PA	858,500	877,744	None	None	858,500	877,744	1,736,244	416,945	05/19/95	12/05/94	300
Pittsburgh	PA	378,715	685,374	None	None	378,715	685,374	1,064,089	59,753	08/22/02	01/17/02	300
Pittsburgh	PA	219,938	408,466	None	None	219,938	408,466	628,404	18,381		11/03/03	300
Pittsburgh	PA	175,000	300,150	None	None	175,000	300,150	475,150	3,501		09/17/04	300
Pittsburgh	PA	243,750	406,400	None	None	243,750	406,400	650,150	4,741		09/17/04	300
Pittsburgh	PA	208,333	416,817	None	None	208,333	416,817	625,150	4,862		09/17/04	300
Pittsburgh	PA	121,429	303,721	None	None	121,429	303,721	425,150	3,543		09/17/04	300
Springfield Twp.	PA	82,740	383,601	None	217	82,740	383,818	466,558	305,968		02/28/86	300
Warminster	PA	323,847	216,999	None	None	323,847	216,999	540,846	22,781		05/14/02	300
Wexford	PA	284,375	240,775	None	None	284,375	240,775	525,150	2,809		09/17/04	300
York	PA	249,436	347,424	None	None	249,436	347,424	596,860	97,859		12/30/97	300
Charleston	SC	217,250	294,079	None	151	217,250	294,230	511,480	86,765	07/14/97	03/13/97	300
Columbia	SC	267,622	298,594	None	280	267,622	298,874	566,496	80,197	03/31/98	11/05/97	300
Greenville	SC	221,946	315,163	None	473	221,946	315,636	537,582	90,974	09/05/97	03/31/97	300
Lexington	SC	241,534	342,182	None	544	241,534	342,726	584,260	78,412		09/24/98	300
North Charleston	SC	174,980	341,466	None	15,319	174,980	356,785	531,765	91,707	08/06/98	03/12/98	300
Brentwood	TN	305,546	505,728	None	None	305,546	505,728	811,274	140,753	03/13/98	05/28/97	300
Hendersonville	TN	175,764	327,096	None	None	175,764	327,096	502,860	25,623		01/21/03	300
Hermitage	TN	204,296	172,695	None	None	204,296	172,695	376,991	18,131		05/14/02	300
Madison	TN	175,769	327,068	None	None	175,769	327,068	502,837	25,620		01/21/03	300
Memphis	TN	108,094	217,079	None	None	108,094	217,079	325,173	22,790		05/14/02	300
Memphis	TN	214,110	193,591	None	None	214,110	193,591	407,701	20,324		05/14/02	300
Memphis	TN	215,017	216,794	None	None	215,017	216,794	431,811	22,041		06/27/02	300
Murfreesboro	TN	150,411	215,528	None	None	150,411	215,528	365,939	22,628		05/14/02	300
Nashville	TN	342,960	227,440	None	None	342,960	227,440	570,400	66,286		09/17/97	300
Carrollton	TX	174,284	98,623	None	None	174,284	98,623	272,907	10,353		05/14/02	300
Carrolton	TX	177,041	199,088	None	None	177,041	199,088	376,129	20,902		05/14/02	300
Dallas	TX	191,267	424,811	None	None	191,267	424,811	616,078	245,840		01/26/90	300
Dallas	TX	234,604	325,951	None	None	234,604	325,951	560,555	109,194	08/09/96	02/19/96	300
Fort Worth	TX	83,530	111,960	None	None	83,530	111,960	195,490	11,754		05/14/02	300
Houston	TX	285,000	369,697	None	None	285,000	369,697	654,697	106,557	08/08/97	08/08/97	300
Humble	TX	257,169	325,652	None	None	257,169	325,652	582,821	34,192		05/14/02	300
Lake Jackson	TX	197,170	256,376	None	None	197,170	256,376	453,546	26,918		05/14/02	300
Lewisville	TX	199,942	324,736	None	None	199,942	324,736	524,678	108,786	08/02/96	02/14/96	300
Lewisville	TX	130,238	207,683	None	None	130,238	207,683	337,921	21,114		06/27/02	300
San Antonio	TX	198,828	437,422	None	None	198,828	437,422	636,250	162,575		09/15/95	300
Provo	UT	125,395	278,507	None	143	125,395	278,650	404,045	161,230		01/25/90	300
Richmond	VA	403,549	869,483	None	None	403,549	869,483	1,273,032	32,633	06/10/03	10/17/02	300

F9

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Roanoke	VA	349,628	322,545	None	None	349,628	322,545	672,173	90,855		12/19/97	300
Warrenton	VA	186,723	241,173	None	None	186,723	241,173	427,896	25,320		05/14/02	300
Bremerton	WA	261,172	373,080	None	None	261,172	373,080	634,252	120,859	03/19/97	07/24/96	300
Milwaukee	WI	173,005	499,244	None	None	173,005	499,244	672,249	180,560		12/22/95	300
Milwaukee	WI	152,509	475,480	None	None	152,509	475,480	627,989	157,700		09/27/96	300
New Berlin	WI	188,491	466,268	None	None	188,491	466,268	654,759	168,634		12/22/95	300
Racine	WI	184,002	114,167	None	None	184,002	114,167	298,169	11,986		05/14/02	300

Automotive Tire Services
Yuma	AZ	120,750	268,190	None	96	120,750	268,286	389,036	155,214		01/23/90	300
Arvada	CO	301,489	931,092	None	None	301,489	931,092	1,232,581	153,668	09/22/00	11/18/99	300
Aurora	CO	221,691	492,382	None	None	221,691	492,382	714,073	284,944		01/29/90	300
Aurora	CO	353,283	1,135,051	None	None	353,283	1,135,051	1,488,334	172,186	01/03/01	03/10/00	300
Colorado Springs	CO	280,193	622,317	None	None	280,193	622,317	902,510	360,137		01/23/90	300
Colorado Springs	CO	192,988	433,542	None	None	192,988	433,542	626,530	207,187		05/20/93	300
Denver	CO	688,292	1,331,224	None	None	688,292	1,331,224	2,019,516	106,273	01/10/03	05/30/02	300
Westminster	CO	526,620	1,099,523	None	None	526,620	1,099,523	1,626,143	166,796	01/12/01	01/18/00	300
Lakeland	FL	500,000	645,402	None	None	500,000	645,402	1,145,402	162,615	06/04/98	12/31/97	300
Tampa	FL	427,395	472,030	None	None	427,395	472,030	899,425	118,954	06/10/98	12/05/97	300
Conyers	GA	531,935	1,180,296	None	None	531,935	1,180,296	1,712,231	127,551	03/28/02	11/13/01	300
Duluth	GA	638,509	1,186,594	None	None	638,509	1,186,594	1,825,103	53,393		11/29/03	300
Aurora	IL	513,204	953,885	None	None	513,204	953,885	1,467,089	42,921		11/29/03	300
Joliet	IL	452,267	840,716	None	None	452,267	840,716	1,292,983	37,828		11/29/03	300
Lombard	IL	428,170	795,965	None	None	428,170	795,965	1,224,135	35,814		11/29/03	300
Niles	IL	366,969	682,306	None	None	366,969	682,306	1,049,275	30,700		11/29/03	300
Orland Park	IL	663,087	1,232,240	None	None	663,087	1,232,240	1,895,327	55,447		11/29/03	300
Vernon Hills	IL	524,948	975,668	None	None	524,948	975,668	1,500,616	43,901		11/29/03	300
West Dundee	IL	530,835	986,628	None	None	530,835	986,628	1,517,463	44,394		11/29/03	300
Overland Park	KS	1,101,841	2,047,067	None	None	1,101,841	2,047,067	3,148,908	92,114		11/29/03	300
Boston	MA	576,505	1,071,520	None	None	576,505	1,071,520	1,648,025	48,213		11/29/03	300
Shrewsbury	MA	721,065	1,339,913	None	None	721,065	1,339,913	2,060,978	60,292		11/29/03	300
Waltham	MA	338,955	630,279	None	None	338,955	630,279	969,234	28,358		11/29/03	300
Weymouth	MA	752,234	1,397,799	None	None	752,234	1,397,799	2,150,033	62,897		11/29/03	300
Woburn	MA	676,968	1,258,018	None	None	676,968	1,258,018	1,934,986	56,607		11/29/03	300
Annapolis	MD	780,806	1,450,860	None	None	780,806	1,450,860	2,231,666	65,285		11/29/03	300
Bowie	MD	734,558	1,364,970	None	None	734,558	1,364,970	2,099,528	61,420		11/29/03	300
Capital Hts	MD	701,705	1,303,958	None	None	701,705	1,303,958	2,005,663	58,674		11/29/03	300
Germantown	MD	808,296	1,501,913	None	None	808,296	1,501,913	2,310,209	67,582		11/29/03	300

F10

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Waldorf	MD	427,033	793,854	None	None	427,033	793,854	1,220,887	35,719		11/29/03	300
Eagan	MN	902,443	845,536	None	300	902,443	845,836	1,748,279	215,737		02/20/98	300
Ferguson	MO	386,112	717,856	None	None	386,112	717,856	1,103,968	32,299		11/29/03	300
Grandview	MO	347,150	711,024	None	None	347,150	711,024	1,058,174	178,974	08/20/98	02/20/98	300
Independence	MO	721,020	1,339,829	None	None	721,020	1,339,829	2,060,849	60,288		11/29/03	300
Charlotte	NC	181,662	338,164	None	None	181,662	338,164	519,826	15,213		11/29/03	300
Matthews	NC	489,063	909,052	None	None	489,063	909,052	1,398,115	40,903		11/29/03	300
Omaha	NE	253,128	810,922	None	None	253,128	810,922	1,064,050	171,694	07/22/99	03/04/99	300
Manchester	NH	722,532	1,342,636	None	None	722,532	1,342,636	2,065,168	60,414		11/29/03	300
Newington	NH	690,753	1,283,624	None	None	690,753	1,283,624	1,974,377	57,759		11/29/03	300
Salem	NH	597,833	1,111,059	None	None	597,833	1,111,059	1,708,892	49,993		11/29/03	300
Deptford	NJ	619,376	1,151,062	None	None	619,376	1,151,062	1,770,438	51,794		11/29/03	300
Maple Shade	NJ	508,285	944,750	None	None	508,285	944,750	1,453,035	42,510		11/29/03	300
Akron	OH	242,133	450,467	None	None	242,133	450,467	692,600	20,267		11/29/03	300
Cambridge	OH	103,368	192,760	None	None	103,368	192,760	296,128	8,670		11/29/03	300
Canton	OH	337,161	626,948	None	None	337,161	626,948	964,109	28,209		11/29/03	300
Cleveland	OH	582,107	1,081,848	None	None	582,107	1,081,848	1,663,955	48,679		11/29/03	300
Columbus	OH	385,878	717,422	None	None	385,878	717,422	1,103,300	32,280		11/29/03	300
Oklahoma City	OK	509,370	752,691	None	None	509,370	752,691	1,262,061	167,017	04/14/99	09/24/98	300
Oklahoma City	OK	404,815	771,625	None	None	404,815	771,625	1,176,440	171,199	04/09/99	10/16/98	300
Greensburg	PA	594,891	1,105,589	None	None	594,891	1,105,589	1,700,480	49,747		11/29/03	300
Lancaster	PA	431,050	801,313	None	None	431,050	801,313	1,232,363	36,055		11/29/03	300
Mechanicsburg	PA	455,854	847,377	None	None	455,854	847,377	1,303,231	38,128		11/29/03	300
Monroeville	PA	723,660	1,344,733	None	None	723,660	1,344,733	2,068,393	60,509		11/29/03	300
Philadelphia	PA	334,939	622,821	None	None	334,939	622,821	957,760	28,023		11/29/03	300
Pittsburgh	PA	384,756	715,339	None	None	384,756	715,339	1,100,095	32,186		11/29/03	300
York	PA	389,291	723,760	None	None	389,291	723,760	1,113,051	32,565		11/29/03	300
Columbia	SC	343,785	295,001	183,130	25,941	343,785	504,072	847,857	104,517	05/27/97	02/07/97	300
Sioux Falls	SD	332,979	498,108	None	None	332,979	498,108	831,087	127,032	06/01/99	02/27/98	300
Goodlettsvlle	TN	601,306	1,117,504	None	None	601,306	1,117,504	1,718,810	50,284		11/29/03	300
Hermitage	TN	560,443	1,011,799	None	None	560,443	1,011,799	1,572,242	97,603	10/15/01	05/09/01	300
Arlington	TX	599,558	1,114,256	None	None	599,558	1,114,256	1,713,814	50,137		11/29/03	300
Austin	TX	185,454	411,899	None	None	185,454	411,899	597,353	237,100		02/06/90	300
Austin	TX	710,485	1,320,293	None	None	710,485	1,320,293	2,030,778	59,408		11/29/03	300
Austin	TX	590,828	1,098,073	None	None	590,828	1,098,073	1,688,901	49,408		11/29/03	300
Austin	TX	569,909	1,059,195	None	None	569,909	1,059,195	1,629,104	47,660		11/29/03	300
Austin	TX	532,497	989,715	None	None	532,497	989,715	1,522,212	44,533		11/29/03	300
Carrollton	TX	568,401	1,056,394	None	None	568,401	1,056,394	1,624,795	47,534		11/29/03	300

F11

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Conroe	TX	396,068	736,346	None	None	396,068	736,346	1,132,414	33,131		11/29/03	300
Fort Worth	TX	543,950	1,010,984	None	None	543,950	1,010,984	1,554,934	45,490		11/29/03	300
Garland	TX	242,887	539,461	None	None	242,887	539,461	782,348	312,188		01/19/90	300
Harlingen	TX	134,599	298,948	None	None	134,599	298,948	433,547	173,003		01/17/90	300
Houston	TX	151,018	335,417	None	141	151,018	335,558	486,576	194,128		01/25/90	300
Houston	TX	392,113	729,002	None	None	392,113	729,002	1,121,115	32,801		11/29/03	300
Houston	TX	1,030,379	1,914,353	None	None	1,030,379	1,914,353	2,944,732	86,142		11/29/03	300
Houston	TX	619,101	1,150,551	None	None	619,101	1,150,551	1,769,652	51,771		11/29/03	300
Houston	TX	642,495	1,193,997	None	None	642,495	1,193,997	1,836,492	53,726		11/29/03	300
Houston	TX	872,866	1,621,829	None	None	872,866	1,621,829	2,494,695	72,978		11/29/03	300
Humble	TX	612,414	1,138,132	None	None	612,414	1,138,132	1,750,546	51,212		11/29/03	300
Leon Valley	TX	178,221	395,834	None	None	178,221	395,834	574,055	229,071		01/17/90	300
Leon Valley	TX	529,967	985,046	None	None	529,967	985,046	1,515,013	44,322		11/29/03	300
Mesquite	TX	591,538	1,099,363	None	None	591,538	1,099,363	1,690,901	49,467		11/29/03	300
N Richlnd Hls	TX	509,861	947,707	None	None	509,861	947,707	1,457,568	42,642		11/29/03	300
Pasadena	TX	107,391	238,519	None	141	107,391	238,660	346,051	138,053		01/24/90	300
Plano	TX	187,564	417,157	700	None	187,564	417,857	605,421	241,241		01/18/90	300
Plano	TX	494,407	918,976	None	None	494,407	918,976	1,413,383	41,350		11/29/03	300
Richardson	TX	555,188	1,031,855	None	None	555,188	1,031,855	1,587,043	46,429		11/29/03	300
San Antonio	TX	245,164	544,518	None	None	245,164	544,518	789,682	313,439		02/14/90	300
San Antonio	TX	688,249	1,278,967	None	None	688,249	1,278,967	1,967,216	57,549		11/29/03	300
Stafford	TX	706,786	1,313,395	None	None	706,786	1,313,395	2,020,181	59,099		11/29/03	300
Waco	TX	401,999	747,362	None	None	401,999	747,362	1,149,361	33,627		11/29/03	300
Webster	TX	600,261	1,115,563	None	None	600,261	1,115,563	1,715,824	50,196		11/29/03	300
Bountiful	UT	183,750	408,115	None	143	183,750	408,258	592,008	236,235		01/30/90	300
Alexandria	VA	542,791	1,008,832	None	None	542,791	1,008,832	1,551,623	45,393		11/29/03	300
Alexandria	VA	592,698	1,101,517	None	None	592,698	1,101,517	1,694,215	49,564		11/29/03	300
Lynchburg	VA	342,751	637,329	None	None	342,751	637,329	980,080	28,676		11/29/03	300
Woodbridge	VA	774,854	1,439,806	None	None	774,854	1,439,806	2,214,660	64,787		11/29/03	300
Tacoma	WA	187,111	415,579	None	108	187,111	415,687	602,798	240,540		01/25/90	300
Brown Deer	WI	257,408	802,141	None	None	257,408	802,141	1,059,549	193,913	12/15/98	07/16/98	300
Delafield	WI	324,574	772,702	None	None	324,574	772,702	1,097,276	162,900	07/29/99	02/26/99	300
Madison	WI	452,630	811,977	None	None	452,630	811,977	1,264,607	201,697	10/20/98	04/07/98	300
Oak Creek	WI	420,465	852,408	None	None	420,465	852,408	1,272,873	211,741	08/07/98	03/20/98	300

Book Stores
Tampa	FL	998,250	3,696,707	None	None	998,250	3,696,707	4,694,957	1,152,073		03/11/97	300
Matthews	NC	768,222	843,401	None	251	768,222	843,652	1,611,874	203,944		12/31/98	300

F12

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Business Services
Jackson	MI	550,162	571,590	None	602	550,162	572,192	1,122,354	134,685	01/15/99	09/25/98	300

Child Care
Birmingham	AL	63,800	295,791	None	96	63,800	295,887	359,687	254,369		10/31/84	300
Mobile	AL	78,400	237,671	None	411	78,400	238,082	316,482	238,002		10/15/82	180
Avondale	AZ	242,723	1,129,139	None	None	242,723	1,129,139	1,371,862	250,379	04/20/99	07/28/98	300
Chandler	AZ	291,720	647,923	None	102	291,720	648,025	939,745	425,645		12/11/87	300
Chandler	AZ	271,695	603,446	None	114	271,695	603,560	875,255	396,484		12/14/87	300
Mesa	AZ	308,951	1,025,612	None	None	308,951	1,025,612	1,334,563	217,125	07/26/99	01/13/99	300
Peoria	AZ	281,750	625,779	None	97	281,750	625,876	907,626	405,155		03/30/88	300
Phoenix	AZ	318,500	707,397	None	97	318,500	707,494	1,025,994	444,599		09/29/88	300
Phoenix	AZ	264,504	587,471	None	88	264,504	587,559	852,063	330,960		06/29/90	300
Phoenix	AZ	260,719	516,181	None	88	260,719	516,269	776,988	281,349		12/26/90	300
Phoenix	AZ	115,000	285,172	None	247	115,000	285,419	400,419	285,333		02/08/84	180
Scottsdale	AZ	291,993	648,529	None	None	291,993	648,529	940,522	426,029		12/14/87	300
Tempe	AZ	292,200	648,989	None	None	292,200	648,989	941,189	420,145		03/10/88	300
Tucson	AZ	304,500	676,303	None	135	304,500	676,438	980,938	425,076		09/28/88	300
Tucson	AZ	283,500	546,878	None	135	283,500	547,013	830,513	343,738		09/29/88	300
Calabasas	CA	156,430	725,248	None	37	156,430	725,285	881,715	590,644		09/26/85	300
Carmichael	CA	131,035	607,507	None	None	131,035	607,507	738,542	472,113		08/22/86	300
Chino	CA	155,000	634,071	None	83	155,000	634,154	789,154	634,103		10/06/83	180
Chula Vista	CA	350,563	778,614	None	None	350,563	778,614	1,129,177	516,451		10/30/87	300
Corona	CA	144,856	671,584	None	37	144,856	671,621	816,477	573,107		12/19/84	300
El Cajon	CA	157,804	731,621	None	15	157,804	731,636	889,440	588,483		12/19/85	300
Encinitas	CA	320,000	710,729	None	None	320,000	710,729	1,030,729	466,889		12/29/87	300
Escondido	CA	276,286	613,638	None	None	276,286	613,638	889,924	403,107		12/31/87	300
Folsom	CA	281,563	625,363	None	199	281,563	625,562	907,125	415,595		10/23/87	300
Mission Viejo	CA	353,891	744,367	12,500	20,183	353,891	777,050	1,130,941	374,966		06/24/93	300
Moreno Valley	CA	304,489	676,214	None	None	304,489	676,214	980,703	465,928		02/11/87	300
Oceanside	CA	145,568	674,889	None	15	145,568	674,904	820,472	542,850		12/23/85	300
Palmdale	CA	249,490	554,125	None	None	249,490	554,125	803,615	348,239		09/14/88	300
Rancho Cordova	CA	276,328	613,733	None	None	276,328	613,733	890,061	374,177		03/22/89	300
Rancho Cucamonga	CA	471,733	1,047,739	None	None	471,733	1,047,739	1,519,472	688,276		12/30/87	300
Roseville	CA	297,343	660,411	None	199	297,343	660,610	957,953	438,877		10/21/87	300
Sacramento	CA	290,734	645,732	None	None	290,734	645,732	936,466	428,310		10/05/87	300

F13

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Santee	CA	248,418	551,748	None	15	248,418	551,763	800,181	371,274		07/23/87	300
Simi Valley	CA	208,585	967,055	None	78	208,585	967,133	1,175,718	777,868		12/20/85	300
Valencia	CA	301,295	669,185	None	None	301,295	669,185	970,480	426,870		06/23/88	300
Walnut	CA	217,365	1,007,753	None	41	217,365	1,007,794	1,225,159	783,160		08/22/86	300
Aurora	CO	141,811	657,497	None	None	141,811	657,497	799,308	522,198		03/25/86	300
Aurora	CO	287,000	637,440	None	155	287,000	637,595	924,595	418,803		12/31/87	300
Aurora	CO	301,455	655,610	None	173	301,455	655,783	957,238	420,496		09/27/89	300
Broomfield	CO	155,306	344,941	None	80	155,306	345,021	500,327	223,341		03/15/88	300
Colorado Springs	CO	115,542	535,700	None	None	115,542	535,700	651,242	409,854		12/04/86	300
Colorado Springs	CO	58,400	271,217	None	159	58,400	271,376	329,776	271,278		12/22/82	180
Englewood	CO	131,216	608,372	None	None	131,216	608,372	739,588	465,455		12/05/86	300
Fort Collins	CO	117,105	542,950	None	None	117,105	542,950	660,055	431,221		03/25/86	300
Fort Collins	CO	137,734	638,593	None	None	137,734	638,593	776,327	507,184		03/25/86	300
Fort Collins	CO	55,200	256,356	None	3,600	55,200	259,956	315,156	258,876		12/22/82	180
Greeley	CO	58,400	270,755	None	382	58,400	271,137	329,537	232,239		11/21/84	300
Littleton	CO	161,617	358,956	None	292	161,617	359,248	520,865	235,919		12/10/87	300
Longmont	CO	115,592	535,931	None	None	115,592	535,931	651,523	425,648		03/25/86	300
Louisville	CO	58,089	269,313	None	292	58,089	269,605	327,694	235,052		06/22/84	300
Parker	CO	153,551	341,042	None	292	153,551	341,334	494,885	226,715		10/19/87	300
Westminster	CO	306,387	695,737	None	155	306,387	695,892	1,002,279	431,875		09/27/89	300
Bradenton	FL	160,060	355,501	25,000	134	160,060	380,635	540,695	228,471		05/05/88	300
Clearwater	FL	42,223	269,380	None	124	42,223	269,504	311,727	269,388		12/22/81	180
Jacksonville	FL	48,000	243,060	None	233	48,000	243,293	291,293	243,152		12/22/81	180
Jacksonville	FL	184,800	410,447	None	124	184,800	410,571	595,371	250,272		03/30/89	300
Margate	FL	66,686	309,183	None	None	66,686	309,183	375,869	235,996		12/16/86	300
Melbourne	FL	256,439	549,345	None	None	256,439	549,345	805,784	271,175		04/16/93	300
Niceville	FL	73,696	341,688	None	None	73,696	341,688	415,384	261,415		12/03/86	300
Orlando	FL	68,001	313,922	None	124	68,001	314,046	382,047	256,147		09/04/85	300
Orlando	FL	159,177	353,538	None	134	159,177	353,672	512,849	237,949		07/02/87	300
Orlando	FL	245,249	544,704	None	134	245,249	544,838	790,087	357,877		12/10/87	300
Orlando	FL	190,050	422,107	None	124	190,050	422,231	612,281	257,381		03/30/89	300
Oviedo	FL	166,409	369,598	None	134	166,409	369,732	536,141	244,023		11/20/87	300
Panama City	FL	69,500	244,314	14,500	2,113	69,500	260,927	330,427	247,154		06/15/82	180
Pensacola	FL	147,000	326,492	None	96	147,000	326,588	473,588	199,085		03/28/89	300
Royal Palm Beach	FL	194,193	431,309	None	134	194,193	431,443	625,636	268,403		11/15/88	300
Spring Hill	FL	146,939	326,356	None	138	146,939	326,494	473,433	215,479		11/24/87	300
St. Augustine	FL	44,800	213,040	None	134	44,800	213,174	257,974	213,094		12/22/81	180
Sunrise	FL	245,000	533,280	None	23,197	245,000	556,477	801,477	326,157		05/25/89	300

F14

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Tampa	FL	53,385	199,846	None	134	53,385	199,980	253,365	199,900		12/22/81	180
Duluth	GA	310,000	1,040,008	None	None	310,000	1,040,008	1,350,008	216,718	08/25/99	06/07/99	300
Ellenwood	GA	119,678	275,414	None	158	119,678	275,572	395,250	171,417		11/16/88	300
Fayetteville	GA	148,400	329,601	None	365	148,400	329,966	478,366	201,077		03/29/89	300
Lawrenceville	GA	141,449	314,161	None	13,731	141,449	327,892	469,341	203,302		07/07/88	300
Lithia Springs	GA	187,444	363,358	None	93	187,444	363,451	550,895	217,192		12/28/89	300
Lithonia	GA	239,715	524,459	None	209	239,715	524,668	764,383	298,329		08/20/91	300
Marietta	GA	292,250	649,095	None	177	292,250	649,272	941,522	401,888		12/02/88	300
Marietta	GA	295,750	596,299	None	177	295,750	596,476	892,226	369,206		12/30/88	300
Marietta	GA	301,000	668,529	None	177	301,000	668,706	969,706	413,918		12/30/88	300
Marietta	GA	148,620	330,090	25,000	178	148,620	355,268	503,888	208,112		09/16/88	300
Smyrna	GA	274,750	610,229	None	100	274,750	610,329	885,079	379,692		11/15/88	300
Stockbridge	GA	168,700	374,688	24,894	93	168,700	399,675	568,375	228,822		03/28/89	300
Stone Mountain	GA	65,000	301,357	None	573	65,000	301,930	366,930	248,645		06/19/85	300
Cedar Rapids	IA	194,950	427,085	None	None	194,950	427,085	622,035	224,998		09/24/92	300
Iowa City	IA	186,900	408,910	None	None	186,900	408,910	595,810	217,168		09/24/92	300
Johnston	IA	186,996	347,278	None	None	186,996	347,278	534,274	180,870		08/19/91	300
Addison	IL	125,780	583,146	None	90	125,780	583,236	709,016	463,151		03/25/86	300
Algonquin	IL	241,500	509,629	None	90	241,500	509,719	751,219	287,623		07/10/90	300
Aurora	IL	165,679	398,738	None	406	165,679	399,144	564,823	246,997		12/21/88	300
Aurora	IL	468,000	1,259,926	None	None	468,000	1,259,926	1,727,926	254,176	10/26/99	06/14/99	300
Bartlett	IL	120,824	560,166	None	90	120,824	560,256	681,080	444,899		03/25/86	300
Carol Stream	IL	122,831	586,416	None	90	122,831	586,506	709,337	465,748		03/25/86	300
Crystal Lake	IL	400,000	1,259,424	None	None	400,000	1,259,424	1,659,424	258,263	09/28/99	05/14/99	300
Elk Grove Village	IL	126,860	588,175	None	90	126,860	588,265	715,125	467,145		03/26/86	300
Glendale Heights	IL	318,500	707,399	None	None	318,500	707,399	1,025,899	440,125		11/16/88	300
Hoffman Estates	IL	318,500	707,399	None	None	318,500	707,399	1,025,899	431,282		03/31/89	300
Lake in the Hills	IL	375,000	1,127,678	None	None	375,000	1,127,678	1,502,678	231,251	09/03/99	05/14/99	300
Lockport	IL	189,477	442,018	None	406	189,477	442,424	631,901	293,345		10/29/87	300
Naperville	IL	425,000	1,230,654	None	None	425,000	1,230,654	1,655,654	248,265	10/06/99	05/19/99	300
O’Fallon	IL	141,250	313,722	None	468	141,250	314,190	455,440	208,271		10/30/87	300
Oswego	IL	380,000	1,165,818	None	1,182	380,000	1,167,000	1,547,000	243,405	08/18/99	06/30/99	300
Palatine	IL	121,911	565,232	None	90	121,911	565,322	687,233	448,923		03/25/86	300
Roselle	IL	297,541	561,037	None	None	297,541	561,037	858,578	347,306		12/30/88	300
Schaumburg	IL	218,798	485,955	None	406	218,798	486,361	705,159	319,392		12/17/87	300
Vernon Hills	IL	132,523	614,430	None	90	132,523	614,520	747,043	487,996		03/25/86	300
Westmont	IL	124,742	578,330	None	90	124,742	578,420	703,162	459,325		03/25/86	300
Carmel	IN	217,565	430,742	None	136	217,565	430,878	648,443	234,810		12/27/90	300

F15

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Fishers	IN	212,118	419,958	None	136	212,118	420,094	632,212	228,932		12/27/90	300
Highland	IN	220,460	436,476	None	226	220,460	436,702	657,162	237,938		12/26/90	300
Indianapolis	IN	245,000	544,153	None	None	245,000	544,153	789,153	306,552		06/29/90	300
Noblesville	IN	60,000	278,175	None	136	60,000	278,311	338,311	233,032		04/30/85	300
Zionsville	IN	127,568	319,770	None	170	127,568	319,940	447,508	212,138		10/28/87	300
Lenexa	KS	318,500	707,399	None	146	318,500	707,545	1,026,045	431,312		03/31/89	300
Olathe	KS	304,500	676,308	None	169	304,500	676,477	980,977	425,061		09/28/88	300
Overland Park	KS	357,500	1,115,171	None	None	357,500	1,115,171	1,472,671	236,081	07/23/99	05/14/99	300
Overland Park	KS	305,691	707,397	None	194	305,691	707,591	1,013,282	444,604		09/28/88	300
Shawnee	KS	315,000	699,629	None	146	315,000	699,775	1,014,775	437,513		10/27/88	300
Shawnee	KS	288,246	935,875	None	None	288,246	935,875	1,224,121	219,971	12/29/98	08/24/98	300
Wichita	KS	209,890	415,549	None	None	209,890	415,549	625,439	226,496		12/26/90	300
Wichita	KS	108,569	401,829	None	None	108,569	401,829	510,398	293,901		12/16/86	300
Lexington	KY	210,427	420,883	None	None	210,427	420,883	631,310	232,025		08/20/91	300
Acton	MA	315,533	700,813	None	None	315,533	700,813	1,016,346	440,425		09/30/88	300
Marlborough	MA	352,765	776,488	None	332	352,765	776,820	1,129,585	483,204		11/04/88	300
Westborough	MA	359,412	773,877	None	333	359,412	774,210	1,133,622	481,579		11/01/88	300
Ellicott City	MD	219,368	630,839	None	None	219,368	630,839	850,207	390,515		12/19/88	300
Frederick	MD	203,352	1,017,109	None	None	203,352	1,017,109	1,220,461	262,753		07/06/98	300
Olney	MD	342,500	760,701	None	None	342,500	760,701	1,103,201	499,715		12/18/87	300
Waldorf	MD	130,430	604,702	None	217	130,430	604,919	735,349	521,865		09/26/84	300
Waldorf	MD	237,207	526,844	None	217	237,207	527,061	764,268	346,094		12/31/87	300
Canton	MI	55,000	378,848	None	None	55,000	378,848	433,848	378,848		10/06/82	180
Apple Valley	MN	113,523	526,319	None	347	113,523	526,666	640,189	418,093		03/26/86	300
Brooklyn Park	MN	118,111	547,587	None	347	118,111	547,934	666,045	434,984		03/26/86	300
Eagan	MN	112,127	519,845	None	347	112,127	520,192	632,319	412,951		03/31/86	300
Eden Prairie	MN	124,286	576,243	None	347	124,286	576,590	700,876	457,744		03/27/86	300
Maple Grove	MN	313,250	660,149	None	189	313,250	660,338	973,588	373,142		07/11/90	300
Plymouth	MN	134,221	622,350	None	673	134,221	623,023	757,244	476,356		12/12/86	300
White Bear Lake	MN	242,165	537,856	None	189	242,165	538,045	780,210	299,732		08/30/90	300
Florissant	MO	318,500	707,399	None	230	318,500	707,629	1,026,129	431,348		03/30/89	300
Florissant	MO	181,300	402,672	None	230	181,300	402,902	584,202	245,563		03/29/89	300
Gladstone	MO	294,000	652,987	None	273	294,000	653,260	947,260	410,429		09/29/88	300
Lee’s Sumit	MO	313,740	939,367	None	None	313,740	939,367	1,253,107	195,748	09/08/99	06/30/99	300
Lee’s Summit	MO	239,627	532,220	None	169	239,627	532,389	772,016	313,911		09/27/89	300
Lee’s Summit	MO	330,000	993,787	None	None	330,000	993,787	1,323,787	210,381	07/26/99	06/17/99	300
Liberty	MO	65,400	303,211	None	169	65,400	303,380	368,780	249,990		06/18/85	300
North Kansas City	MO	307,784	910,401	None	None	307,784	910,401	1,218,185	219,493	09/28/99	08/21/98	300

F16

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Pearl	MS	121,801	270,524	13,837	395	121,801	284,756	406,557	168,939		11/15/88	300
Cary	NC	75,200	262,973	None	322	75,200	263,295	338,495	263,210		01/25/84	180
Charlotte	NC	27,551	247,000	None	228	27,551	247,228	274,779	247,160		12/23/81	180
Charlotte	NC	134,582	268,222	24,478	158	134,582	292,858	427,440	167,112		11/16/88	300
Concord	NC	32,441	190,859	None	151	32,441	191,010	223,451	190,919		12/23/81	180
Durham	NC	175,700	390,234	None	94	175,700	390,328	566,028	237,923		03/29/89	300
Durham	NC	220,728	429,380	None	94	220,728	429,474	650,202	257,951		12/29/89	300
Durham	NC	238,000	471,201	None	94	238,000	471,295	709,295	245,420		08/20/91	300
Hendersonville	NC	32,748	186,152	15,867	394	32,748	202,413	235,161	186,935		12/23/81	180
Kernersville	NC	162,216	316,300	None	93	162,216	316,393	478,609	190,317		12/14/89	300
Bellevue	NE	60,568	280,819	None	None	60,568	280,819	341,387	214,346		12/16/86	300
Omaha	NE	60,500	280,491	None	146	60,500	280,637	341,137	243,847		08/01/84	300
Omaha	NE	53,000	245,720	None	146	53,000	245,866	298,866	211,679		10/11/84	300
Omaha	NE	142,867	317,315	None	None	142,867	317,315	460,182	208,447		12/09/87	300
Londonderry	NH	335,467	745,082	None	None	335,467	745,082	1,080,549	442,683		08/18/89	300
Clementon	NJ	279,851	554,060	None	217	279,851	554,277	834,128	286,899		09/09/91	300
Las Vegas	NV	201,250	446,983	None	None	201,250	446,983	648,233	251,811		06/29/90	300
Sparks	NV	244,752	543,605	None	None	244,752	543,605	788,357	355,372		01/29/88	300
Beavercreek	OH	179,552	398,786	None	None	179,552	398,786	578,338	269,626		06/30/87	300
Centerville	OH	174,519	387,613	None	None	174,519	387,613	562,132	260,826		07/23/87	300
Dublin	OH	84,000	389,446	None	176	84,000	389,622	473,622	316,556		10/08/85	300
Englewood	OH	74,000	343,083	None	176	74,000	343,259	417,259	278,330		10/23/85	300
Forest Park	OH	170,778	379,305	None	None	170,778	379,305	550,083	253,365		09/28/87	300
Huber Heights	OH	245,000	544,153	None	168	245,000	544,321	789,321	301,607		09/27/90	300
Loveland	OH	206,136	457,829	None	None	206,136	457,829	663,965	313,974		03/20/87	300
Maineville	OH	173,105	384,468	None	None	173,105	384,468	557,573	263,664		03/06/87	300
Pickerington	OH	87,580	406,055	None	176	87,580	406,231	493,811	310,731		12/11/86	300
Westerville	OH	294,350	646,557	None	61	294,350	646,618	940,968	362,105		09/26/90	300
Westerville	OH	82,000	380,173	None	344	82,000	380,517	462,517	309,064		10/08/85	300
Broken Arrow	OK	78,705	220,434	None	1,700	78,705	222,134	300,839	221,281		01/27/83	180
Midwest City	OK	67,800	314,338	None	279	67,800	314,617	382,417	258,274		08/14/85	300
Oklahoma City	OK	79,000	366,261	None	461	79,000	366,722	445,722	314,677		11/14/84	300
Oklahoma City	OK	50,800	214,474	None	3,013	50,800	217,487	268,287	217,085		06/15/82	180
Yukon	OK	61,000	282,812	None	379	61,000	283,191	344,191	236,104		05/02/85	300
Beaverton	OR	135,148	626,647	None	3	135,148	626,650	761,798	478,312		12/17/86	300
Charleston	SC	125,593	278,947	None	151	125,593	279,098	404,691	178,880		05/26/88	300
Charleston	SC	140,700	312,498	None	109	140,700	312,607	453,307	190,539		03/28/89	300
Columbia	SC	58,160	269,643	None	1,296	58,160	270,939	329,099	232,464		11/14/84	300

F17

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Elgin	SC	160,831	313,600	None	63	160,831	313,663	474,494	188,684		12/14/89	300
Goose Creek	SC	61,635	192,905	None	292	61,635	193,197	254,832	193,110		12/22/81	180
Mt. Pleasant	SC	40,700	180,400	None	63	40,700	180,463	221,163	180,409		12/22/81	180
Summerville	SC	44,400	174,500	None	63	44,400	174,563	218,963	174,509		12/22/81	180
Sumter	SC	56,010	268,903	None	1,007	56,010	269,910	325,920	222,116		06/18/85	300
Memphis	TN	238,263	504,897	None	471	238,263	505,368	743,631	317,482		09/29/88	300
Memphis	TN	238,000	528,608	None	471	238,000	529,079	767,079	332,385		09/30/88	300
Memphis	TN	221,501	491,962	None	96	221,501	492,058	713,559	274,174		08/31/90	300
Nashville	TN	274,298	609,223	None	96	274,298	609,319	883,617	371,458		03/30/89	300
Allen	TX	177,637	394,538	19,810	5,683	177,637	420,031	597,668	246,515		11/21/88	300
Arlington	TX	82,109	380,677	None	None	82,109	380,677	462,786	325,492		12/13/84	300
Arlington	TX	238,000	528,604	None	116	238,000	528,720	766,720	332,243		09/26/88	300
Arlington	TX	195,650	387,355	None	None	195,650	387,355	583,005	208,775		02/07/91	300
Arlington	TX	241,500	550,559	None	15	241,500	550,574	792,074	367,145		09/22/89	300
Atascocita	TX	278,915	1,034,868	None	None	278,915	1,034,868	1,313,783	219,077	07/19/99	05/14/99	300
Austin	TX	134,383	623,103	None	357	134,383	623,460	757,843	475,749		12/23/86	300
Austin	TX	238,000	528,604	None	99	238,000	528,703	766,703	320,665		04/06/89	300
Austin	TX	88,872	222,684	None	174	88,872	222,858	311,730	222,794		01/12/83	180
Austin	TX	191,636	425,629	None	110	191,636	425,739	617,375	263,521		12/22/88	300
Austin	TX	217,878	483,913	None	99	217,878	484,012	701,890	290,549		06/22/89	300
Austin	TX	103,600	230,532	8,750	15,414	103,600	254,696	358,296	236,727		10/29/82	180
Austin	TX	236,733	528,608	None	643	236,733	529,251	765,984	332,393		09/27/88	300
Bedford	TX	241,500	550,559	None	None	241,500	550,559	792,059	367,145		09/22/89	300
Carrollton	TX	277,850	617,113	None	None	277,850	617,113	894,963	405,391		12/11/87	300
Cedar Park	TX	168,857	375,036	None	99	168,857	375,135	543,992	233,370		11/21/88	300
Colleyville	TX	250,000	1,070,360	None	None	250,000	1,070,360	1,320,360	223,037	08/17/99	05/14/99	300
Converse	TX	217,000	481,963	None	10	217,000	481,973	698,973	302,893		09/28/88	300
Coppell	TX	208,641	463,398	None	41	208,641	463,439	672,080	304,430		12/11/87	300
Corinth	TX	285,000	1,041,626	None	None	285,000	1,041,626	1,326,626	223,944	06/04/99	05/19/99	300
Duncanville	TX	93,000	431,172	11,610	10,790	93,000	453,572	546,572	365,561		05/08/85	300
Euless	TX	234,111	519,962	None	None	234,111	519,962	754,073	353,229		05/08/87	300
Flower Mound	TX	202,773	442,845	None	None	202,773	442,845	645,618	302,267		04/20/87	300
Flower Mound	TX	281,735	1,099,726	None	None	281,735	1,099,726	1,381,461	243,745	04/23/99	01/13/99	300
Fort Worth	TX	238,000	528,608	None	None	238,000	528,608	766,608	332,203		09/26/88	300
Fort Worth	TX	85,518	396,495	None	116	85,518	396,611	482,129	303,389		12/03/86	300
Fort Worth	TX	210,007	444,460	None	None	210,007	444,460	654,467	258,528		02/01/90	300
Fort Worth	TX	216,160	427,962	None	None	216,160	427,962	644,122	230,661		02/07/91	300
Garland	TX	211,050	468,749	None	None	211,050	468,749	679,799	272,710		12/12/89	300

F18

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Grand Prairie	TX	167,164	371,276	None	2,568	167,164	373,844	541,008	230,328		12/13/88	300
Houston	TX	219,100	486,631	None	None	219,100	486,631	705,731	305,823		09/30/88	300
Houston	TX	219,100	486,628	None	141	219,100	486,769	705,869	302,789		11/16/88	300
Houston	TX	149,109	323,314	None	None	149,109	323,314	472,423	203,268		06/26/89	300
Houston	TX	60,000	278,175	None	155	60,000	278,330	338,330	232,146		05/01/85	300
Houston	TX	102,000	472,898	None	155	102,000	473,053	575,053	394,650		05/01/85	300
Houston	TX	139,125	308,997	None	158	139,125	309,155	448,280	209,975		05/22/87	300
Houston	TX	141,296	313,824	None	183	141,296	314,007	455,303	211,246		07/24/87	300
Houston	TX	294,582	919,276	None	None	294,582	919,276	1,213,858	213,014	01/11/99	08/14/98	300
Katy	TX	309,898	983,041	None	None	309,898	983,041	1,292,939	234,317	11/30/98	08/21/98	300
Lewisville	TX	192,777	428,121	None	None	192,777	428,121	620,898	295,493		01/07/87	300
Lewisville	TX	79,000	366,264	20,305	1,680	79,000	388,249	467,249	305,842		06/26/85	300
Lewisville	TX	192,218	426,922	None	197	192,218	427,119	619,337	264,312		12/29/88	300
Mansfield	TX	181,375	402,839	None	None	181,375	402,839	584,214	234,365		12/20/89	300
Mesquite	TX	85,000	394,079	None	132	85,000	394,211	479,211	338,901		10/24/84	300
Mesquite	TX	139,466	326,525	None	None	139,466	326,525	465,991	185,265		10/08/92	300
Missouri City	TX	221,025	437,593	None	141	221,025	437,734	658,759	238,533		12/13/90	300
Pasadena	TX	60,000	278,173	None	295	60,000	278,468	338,468	239,364		10/23/84	300
Plano	TX	261,912	581,658	None	None	261,912	581,658	843,570	402,661		01/06/87	300
Plano	TX	250,514	556,399	None	None	250,514	556,399	806,913	365,506		12/10/87	300
Plano	TX	259,000	575,246	None	116	259,000	575,362	834,362	361,555		09/27/88	300
Round Rock	TX	80,525	373,347	None	156	80,525	373,503	454,028	285,034		12/16/86	300
Round Rock	TX	186,380	413,957	None	99	186,380	414,056	600,436	251,125		04/19/89	300
San Antonio	TX	130,833	606,596	None	139	130,833	606,735	737,568	481,827		03/24/86	300
San Antonio	TX	234,500	520,831	None	340	234,500	521,171	755,671	342,278		12/29/87	300
San Antonio	TX	217,000	481,967	None	99	217,000	482,066	699,066	301,414		10/14/88	300
San Antonio	TX	220,500	447,108	None	99	220,500	447,207	667,707	272,626		03/30/89	300
San Antonio	TX	102,512	475,288	None	139	102,512	475,427	577,939	363,686		12/03/86	300
San Antonio	TX	81,530	378,007	None	139	81,530	378,146	459,676	289,257		12/11/86	300
San Antonio	TX	139,125	308,997	None	239	139,125	309,236	448,361	210,008		05/22/87	300
San Antonio	TX	181,412	402,923	None	340	181,412	403,263	584,675	271,264		07/07/87	300
San Antonio	TX	182,868	406,155	None	110	182,868	406,265	589,133	251,466		12/06/88	300
Southlake	TX	228,279	511,750	None	None	228,279	511,750	740,029	268,533		03/10/93	300
Sugarland	TX	339,310	1,000,876	None	None	339,310	1,000,876	1,340,186	218,523	05/30/99	01/13/99	300
Layton	UT	136,574	269,008	None	143	136,574	269,151	405,725	161,429		02/01/90	300
Sandy	UT	168,089	373,330	None	143	168,089	373,473	541,562	214,956		02/01/90	300
Centreville	VA	371,000	824,003	None	94	371,000	824,097	1,195,097	487,032		09/29/89	300
Chesapeake	VA	190,050	422,107	None	94	190,050	422,201	612,251	257,356		03/28/89	300

F19

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Glen Allen	VA	74,643	346,060	None	94	74,643	346,154	420,797	301,894		06/20/84	300
Portsmouth	VA	171,575	381,073	None	None	171,575	381,073	552,648	235,899		12/21/88	300
Richmond	VA	269,500	598,567	None	94	269,500	598,661	868,161	364,938		03/28/89	300
Richmond	VA	71,001	327,771	None	7,745	71,001	335,516	406,517	270,508		09/04/85	300
Virginia Beach	VA	69,080	320,270	None	749	69,080	321,019	390,099	275,122		11/15/84	300
Woodbridge	VA	358,050	795,239	None	None	358,050	795,239	1,153,289	499,767		09/29/88	300
Federal Way	WA	150,785	699,101	None	108	150,785	699,209	849,994	533,658		12/17/86	300
Federal Way	WA	261,943	581,782	None	None	261,943	581,782	843,725	361,965		11/21/88	300
Kent	WA	140,763	678,809	None	108	140,763	678,917	819,680	518,170		12/17/86	300
Kent	WA	128,300	539,141	None	22,213	128,300	561,354	689,654	543,957		06/03/83	180
Kirkland	WA	301,000	668,534	None	108	301,000	668,642	969,642	432,841		03/31/88	300
Puyallup	WA	195,552	434,327	None	None	195,552	434,327	629,879	268,865		12/06/88	300
Redmond	WA	279,830	621,513	None	108	279,830	621,621	901,451	418,261		07/27/87	300
Renton	WA	111,183	515,490	None	108	111,183	515,598	626,781	409,456		03/24/86	300
Appleton	WI	196,000	424,038	None	182	196,000	424,220	620,220	240,138		07/10/90	300
Waukesha	WI	233,100	461,500	None	182	233,100	461,682	694,782	251,555		12/13/90	300
Waukesha	WI	215,950	427,546	None	182	215,950	427,728	643,678	233,048		12/13/90	300
Cheyenne	WY	59,856	277,506	None	6,703	59,856	284,209	344,065	240,553		11/20/84	300

Consumer Electronics
Tuscaloosa	AL	204,790	585,115	None	96	204,790	585,211	790,001	190,194		11/26/96	300
Bradenton	FL	174,948	240,928	None	169	174,948	241,097	416,045	78,358		11/26/96	300
Mary Esther	FL	149,696	363,263	None	134	149,696	363,397	513,093	118,114		11/26/96	300
Melbourne	FL	269,697	522,414	None	1,639	269,697	524,053	793,750	170,014		11/26/96	300
Merritt Island	FL	309,652	482,459	None	134	309,652	482,593	792,245	156,880		11/26/96	300
Ocala	FL	339,690	543,504	None	134	339,690	543,638	883,328	176,692		11/26/96	300
Pensacola	FL	419,842	1,899,287	None	143	419,842	1,899,430	2,319,272	617,323		11/26/96	300
Tallahassee	FL	319,807	502,697	None	1,634	319,807	504,331	824,138	163,605		11/26/96	300
Titusville	FL	176,459	579,793	None	152	176,459	579,945	756,404	188,488		11/26/96	300
Smyrna	GA	1,094,058	3,090,236	None	411	1,094,058	3,090,647	4,184,705	932,271		06/09/97	300
Council Bluffs	IA	255,217	117,792	None	None	255,217	117,792	373,009	38,283		11/26/96	300
Anderson	IN	180,628	653,162	None	443	180,628	653,605	834,233	212,323		11/26/96	300
Muncie	IN	148,901	645,235	None	176	148,901	645,411	794,312	209,739		11/26/96	300
Richmond	IN	93,999	193,753	None	136	93,999	193,889	287,888	63,002		11/26/96	300
Gulfport	MS	299,464	502,326	None	275	299,464	502,601	802,065	163,315		11/26/96	300
Hattiesburg	MS	198,659	457,379	None	289	198,659	457,668	656,327	148,707		11/26/96	300
Jackson	MS	405,360	656,296	None	292	405,360	656,588	1,061,948	213,356		11/26/96	300
Meridian	MS	181,156	515,598	None	275	181,156	515,873	697,029	167,601		11/26/96	300

F20

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Tupelo	MS	121,697	637,691	None	275	121,697	637,966	759,663	207,308		11/26/96	300
Pineville	NC	567,864	840,284	None	36,071	567,864	876,355	1,444,219	218,099		12/31/98	300
Lakewood	NY	144,859	526,301	None	422	144,859	526,723	671,582	171,177		11/26/96	300
Westbury	NY	6,333,590	3,952,773	None	None	6,333,590	3,952,773	10,286,363	1,152,504		09/29/97	300
Defiance	OH	97,978	601,863	None	168	97,978	602,031	700,009	195,649		11/26/96	300
Kettering	OH	229,246	488,393	None	206	229,246	488,599	717,845	158,785		11/26/96	300
Bristol	TN	344,365	468,719	None	105	344,365	468,824	813,189	152,366		11/26/96	300
Clarksville	TN	290,775	395,870	None	109	290,775	395,979	686,754	128,690		11/26/96	300
Vienna	WV	324,797	526,670	None	631	324,797	527,301	852,098	171,313		11/26/96	300

Convenience Stores
Daphne	AL	140,000	391,637	None	None	140,000	391,637	531,637	12,399		03/18/04	300
Mobile	AL	190,000	301,637	None	None	190,000	301,637	491,637	9,549		03/18/04	300
Mobile	AL	180,000	421,637	None	None	180,000	421,637	601,637	13,349		03/18/04	300
Florence	AZ	150,000	371,637	None	None	150,000	371,637	521,637	11,766		03/18/04	300
Gilbert	AZ	680,000	1,111,637	None	None	680,000	1,111,637	1,791,637	35,199		03/18/04	300
Litchfield Park	AZ	610,000	531,637	None	None	610,000	531,637	1,141,637	16,832		03/18/04	300
Marana	AZ	180,000	331,637	None	None	180,000	331,637	511,637	10,499		03/18/04	300
Marana	AZ	330,000	911,637	None	None	330,000	911,637	1,241,637	28,866		03/18/04	300
Maricopa	AZ	170,000	361,637	None	None	170,000	361,637	531,637	11,449		03/18/04	300
Mesa	AZ	560,000	821,637	None	None	560,000	821,637	1,381,637	26,016		03/18/04	300
Mesa	AZ	750,000	1,071,637	None	None	750,000	1,071,637	1,821,637	33,932		03/18/04	300
Mesa	AZ	810,000	1,061,637	None	None	810,000	1,061,637	1,871,637	33,616		03/18/04	300
Mesa	AZ	890,000	1,081,637	None	None	890,000	1,081,637	1,971,637	34,249		03/18/04	300
Mesa	AZ	780,000	1,071,637	None	None	780,000	1,071,637	1,851,637	33,932		03/18/04	300
Mesa	AZ	900,000	1,191,637	None	None	900,000	1,191,637	2,091,637	37,732		03/18/04	300
Payson	AZ	210,000	351,637	None	None	210,000	351,637	561,637	11,132		03/18/04	300
Payson	AZ	260,000	311,637	None	None	260,000	311,637	571,637	9,866		03/18/04	300
Peoria	AZ	520,000	751,637	None	None	520,000	751,637	1,271,637	23,799		03/18/04	300
Phoenix	AZ	440,000	511,637	None	None	440,000	511,637	951,637	16,199		03/18/04	300
Phoenix	AZ	360,000	421,637	None	None	360,000	421,637	781,637	13,349		03/18/04	300
Phoenix	AZ	710,000	591,637	None	None	710,000	591,637	1,301,637	18,732		03/18/04	300
Phoenix	AZ	320,000	661,637	None	None	320,000	661,637	981,637	20,949		03/18/04	300
Phoenix	AZ	450,000	651,637	None	None	450,000	651,637	1,101,637	20,632		03/18/04	300
Phoenix	AZ	430,000	711,637	None	None	430,000	711,637	1,141,637	22,532		03/18/04	300
Phoenix	AZ	730,000	931,637	None	None	730,000	931,637	1,661,637	29,499		03/18/04	300
Phoenix	AZ	400,000	931,637	None	None	400,000	931,637	1,331,637	29,499		03/18/04	300
Phoenix	AZ	790,000	1,051,637	None	None	790,000	1,051,637	1,841,637	33,299		03/18/04	300
Pinetop	AZ	170,000	311,637	None	None	170,000	311,637	481,637	9,866		03/18/04	300

F21

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Queen Creek	AZ	520,000	891,637	None	None	520,000	891,637	1,411,637	28,232		03/18/04	300
Scottsdale	AZ	210,000	201,637	None	None	210,000	201,637	411,637	6,382		03/18/04	300
Scottsdale	AZ	660,000	1,031,637	None	None	660,000	1,031,637	1,691,637	32,666		03/18/04	300
Sierra Vista	AZ	110,000	301,637	None	None	110,000	301,637	411,637	9,549		03/18/04	300
Tempe	AZ	620,000	1,071,637	None	None	620,000	1,071,637	1,691,637	33,932		03/18/04	300
Tempe	AZ	270,000	461,637	None	None	270,000	461,637	731,637	14,616		03/18/04	300
Tolleson	AZ	460,000	1,231,637	None	None	460,000	1,231,637	1,691,637	38,999		03/18/04	300
Tombstone	AZ	110,000	381,637	None	None	110,000	381,637	491,637	12,082		03/18/04	300
Tucson	AZ	220,000	311,637	None	None	220,000	311,637	531,637	9,866		03/18/04	300
Tucson	AZ	126,000	234,565	None	None	126,000	234,565	360,565	6,646		04/14/04	300
Unc-Tucson	AZ	240,000	341,637	None	None	240,000	341,637	581,637	10,816		03/18/04	300
Unc-Tucson	AZ	550,000	511,637	None	None	550,000	511,637	1,061,637	16,199		03/18/04	300
Wellton	AZ	120,000	291,637	None	None	120,000	291,637	411,637	9,232		03/18/04	300
Wickenburg	AZ	150,000	291,637	None	None	150,000	291,637	441,637	9,232		03/18/04	300
Manchester	CT	118,262	305,510	None	None	118,262	305,510	423,772	119,658		03/03/95	300
Vernon	CT	179,646	319,372	None	None	179,646	319,372	499,018	125,087		03/09/95	300
Westbrook	CT	98,247	373,340	None	None	98,247	373,340	471,587	146,225		03/09/95	300
Camden	DE	113,811	174,435	None	None	113,811	174,435	288,246	12,494		03/19/03	300
Camden	DE	250,528	379,165	None	None	250,528	379,165	629,693	27,166		03/19/03	300
Dewey	DE	147,465	224,665	None	None	147,465	224,665	372,130	16,094		03/19/03	300
Dover	DE	278,804	421,707	None	None	278,804	421,707	700,511	30,215		03/19/03	300
Dover	DE	367,137	554,207	None	None	367,137	554,207	921,344	39,711		03/19/03	300
Dover	DE	214,627	325,442	None	None	214,627	325,442	540,069	23,316		03/19/03	300
Dover	DE	367,425	554,884	None	None	367,425	554,884	922,309	39,759		03/19/03	300
Felton	DE	307,260	464,391	None	None	307,260	464,391	771,651	33,274		03/19/03	300
Harrington	DE	563,812	849,220	None	None	563,812	849,220	1,413,032	60,853		03/19/03	300
Milford	DE	310,049	468,575	None	None	310,049	468,575	778,624	33,574		03/19/03	300
Newcastle	DE	589,325	887,488	None	None	589,325	887,488	1,476,813	63,596		03/19/03	300
Smyrna	DE	121,774	186,436	None	None	121,774	186,436	308,210	13,354		03/19/03	300
Smyrna	DE	401,135	605,332	None	None	401,135	605,332	1,006,467	43,375		03/19/03	300
Townsend	DE	241,416	365,749	None	None	241,416	365,749	607,165	26,205		03/19/03	300
Wilmington	DE	280,682	424,525	None	None	280,682	424,525	705,207	30,417		03/19/03	300
Archer	FL	296,238	578,145	None	51	296,238	578,196	874,434	130,102		05/07/99	300
Bushnell	FL	130,000	291,637	None	None	130,000	291,637	421,637	9,232		03/18/04	300
Clearwater	FL	359,792	311,845	None	None	359,792	311,845	671,637	9,872		03/18/04	300
Cocoa	FL	323,827	287,810	None	None	323,827	287,810	611,637	9,111		03/18/04	300
Deltona	FL	140,000	321,637	None	None	140,000	321,637	461,637	10,182		03/18/04	300
Ellenton	FL	250,000	261,637	None	None	250,000	261,637	511,637	8,282		03/18/04	300

F22

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Englewood	FL	270,000	331,637	None	None	270,000	331,637	601,637	10,499		03/18/04	300
Gainesville	FL	515,834	873,187	None	None	515,834	873,187	1,389,021	196,466		05/07/99	300
Gainesville	FL	480,318	600,633	None	None	480,318	600,633	1,080,951	135,141		05/07/99	300
Gainesville	FL	347,310	694,859	None	None	347,310	694,859	1,042,169	156,342		05/07/99	300
Gainesville	FL	339,263	658,807	None	None	339,263	658,807	998,070	148,230		05/07/99	300
Gainesville	FL	351,921	552,557	None	None	351,921	552,557	904,478	124,324		05/07/99	300
Gainesville	FL	500,032	850,291	None	None	500,032	850,291	1,350,323	191,314		05/07/99	300
Homosassa Springs	FL	740,000	621,637	None	None	740,000	621,637	1,361,637	19,682		03/18/04	300
Hudson	FL	300,000	351,637	None	None	300,000	351,637	651,637	11,132		03/18/04	300
Intercession City	FL	161,776	319,861	None	None	161,776	319,861	481,637	10,126		03/18/04	300
Jacksonville	FL	266,111	494,206	None	None	266,111	494,206	760,317	14,003		04/01/04	300
Jacksonville Bch	FL	522,188	371,885	None	None	522,188	371,885	894,073	83,673		05/07/99	300
Key West	FL	873,700	627,937	None	None	873,700	627,937	1,501,637	19,882		03/18/04	300
Key West	FL	492,785	208,852	None	None	492,785	208,852	701,637	6,611		03/18/04	300
Lakeland	FL	527,076	464,561	None	None	527,076	464,561	991,637	14,708		03/18/04	300
Lakeland	FL	300,000	321,637	None	None	300,000	321,637	621,637	10,182		03/18/04	300
Lakeport	FL	180,342	331,295	None	None	180,342	331,295	511,637	10,488		03/18/04	300
Land O’Lakes	FL	120,000	361,637	None	None	120,000	361,637	481,637	11,449		03/18/04	300
Lutz	FL	480,000	421,637	None	None	480,000	421,637	901,637	13,349		03/18/04	300
N Ft Myers	FL	140,000	281,637	None	None	140,000	281,637	421,637	8,916		03/18/04	300
Naples	FL	150,000	301,637	None	None	150,000	301,637	451,637	9,549		03/18/04	300
Naples	FL	620,000	381,637	None	None	620,000	381,637	1,001,637	12,082		03/18/04	300
New Port Richey	FL	190,000	601,637	None	None	190,000	601,637	791,637	19,049		03/18/04	300
Okeechobee	FL	195,075	346,562	None	None	195,075	346,562	541,637	10,972		03/18/04	300
Orlando	FL	240,000	301,637	None	None	240,000	301,637	541,637	9,549		03/18/04	300
Palm Bay	FL	230,880	300,757	None	None	230,880	300,757	531,637	9,521		03/18/04	300
Palm Harbor	FL	510,000	381,637	None	None	510,000	381,637	891,637	12,082		03/18/04	300
Panama City	FL	210,000	431,637	None	None	210,000	431,637	641,637	13,666		03/18/04	300
Pensacola	FL	168,000	312,727	None	None	168,000	312,727	480,727	8,858		04/14/04	300
Port Charlotte	FL	170,000	311,637	None	None	170,000	311,637	481,637	9,866		03/18/04	300
Port Orange	FL	609,438	512,199	None	None	609,438	512,199	1,121,637	16,217		03/18/04	300
Pt Charlotte	FL	200,000	356,637	None	None	200,000	356,637	556,637	11,291		03/18/04	300
Punta Gorda	FL	400,000	511,637	None	None	400,000	511,637	911,637	16,199		03/18/04	300
Tallahassee	FL	600,000	341,637	None	None	600,000	341,637	941,637	10,816		03/18/04	300
Tampa	FL	300,000	301,637	None	None	300,000	301,637	601,637	9,549		03/18/04	300
Tampa	FL	380,000	361,637	None	None	380,000	361,637	741,637	11,449		03/18/04	300
Tampa	FL	320,000	591,637	None	None	320,000	591,637	911,637	18,732		03/18/04	300
Webster	FL	640,000	1,071,637	None	None	640,000	1,071,637	1,711,637	33,932		03/18/04	300

F23

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Winter Springs	FL	150,000	291,637	None	None	150,000	291,637	441,637	9,232		03/18/04	300
Augusta	GA	620,000	383,232	None	None	620,000	383,232	1,003,232	83,667		07/22/99	300
Augusta	GA	540,000	337,853	None	None	540,000	337,853	877,853	73,760		07/22/99	300
Augusta	GA	510,000	392,929	None	None	510,000	392,929	902,929	85,785		07/22/99	300
Augusta	GA	180,000	422,020	None	None	180,000	422,020	602,020	92,138		07/22/99	300
Augusta	GA	260,000	392,171	None	None	260,000	392,171	652,171	85,621		07/22/99	300
Augusta	GA	240,000	451,637	None	None	240,000	451,637	691,637	14,299		03/18/04	300
Cahutta	GA	437,500	813,742	None	None	437,500	813,742	1,251,242	39,325		10/16/03	300
Calhoun	GA	122,500	228,742	None	None	122,500	228,742	351,242	11,050		10/16/03	300
Calhoun	GA	262,500	488,742	None	None	262,500	488,742	751,242	23,616		10/16/03	300
Chatsworth	GA	140,000	261,242	None	None	140,000	261,242	401,242	12,620		10/16/03	300
Chatsworth	GA	140,000	261,242	None	None	140,000	261,242	401,242	12,620		10/16/03	300
Chatsworth	GA	140,000	261,242	None	None	140,000	261,242	401,242	12,620		10/16/03	300
Chickamauga	GA	181,731	338,742	None	None	181,731	338,742	520,473	16,366		10/16/03	300
Dalton	GA	171,500	319,742	None	None	171,500	319,742	491,242	15,448		10/16/03	300
Dalton	GA	87,500	163,742	None	None	87,500	163,742	251,242	7,908		10/16/03	300
Dalton	GA	485,650	903,162	None	None	485,650	903,162	1,388,812	43,647		10/16/03	300
Dalton	GA	146,000	272,385	None	None	146,000	272,385	418,385	13,159		10/16/03	300
Dalton	GA	420,000	781,242	None	None	420,000	781,242	1,201,242	37,754		10/16/03	300
Dalton	GA	210,000	391,242	None	None	210,000	391,242	601,242	18,904		10/16/03	300
Dalton	GA	332,500	618,742	None	None	332,500	618,742	951,242	29,900		10/16/03	300
Dunwoody	GA	545,462	724,254	None	None	545,462	724,254	1,269,716	218,414		06/27/97	300
Euharlee	GA	262,500	488,742	None	None	262,500	488,742	751,242	23,616		10/16/03	300
Flintstone	GA	157,500	293,742	None	None	157,500	293,742	451,242	14,191		10/16/03	300
Lafayette	GA	122,500	228,742	None	None	122,500	228,742	351,242	11,050		10/16/03	300
Lithonia	GA	386,784	776,436	None	None	386,784	776,436	1,163,220	234,168		06/27/97	300
Mableton	GA	491,069	355,957	None	None	491,069	355,957	847,026	107,332		06/27/97	300
Martinez	GA	450,000	402,777	None	None	450,000	402,777	852,777	87,935		07/22/99	300
Martinez	GA	830,000	871,637	None	None	830,000	871,637	1,701,637	27,599		03/18/04	300
Norcross	GA	384,162	651,273	None	None	384,162	651,273	1,035,435	196,407		06/27/97	300
Ringgold	GA	350,000	651,242	None	None	350,000	651,242	1,001,242	31,470		10/16/03	300
Ringgold	GA	234,500	437,284	None	None	234,500	437,284	671,784	21,117		10/16/03	300
Ringgold	GA	385,000	716,242	None	None	385,000	716,242	1,101,242	34,612		10/16/03	300
Ringgold	GA	482,251	896,851	None	None	482,251	896,851	1,379,102	43,342		10/16/03	300
Rocky Face	GA	164,231	306,241	None	None	164,231	306,241	470,472	14,795		10/16/03	300
Rome	GA	210,000	391,242	None	None	210,000	391,242	601,242	18,904		10/16/03	300
Rome	GA	199,199	371,183	None	None	199,199	371,183	570,382	17,934		10/16/03	300
Rome	GA	201,791	375,997	None	None	201,791	375,997	577,788	18,167		10/16/03	300

F24

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Rome	GA	315,000	586,242	None	None	315,000	586,242	901,242	28,329		10/16/03	300
Rossville	GA	157,500	293,742	None	None	157,500	293,742	451,242	14,191		10/16/03	300
Stone Mountain	GA	529,383	532,429	None	None	529,383	532,429	1,061,812	160,555		06/27/97	300
Summerville	GA	66,231	124,242	None	None	66,231	124,242	190,473	5,999		10/16/03	300
Trenton	GA	129,231	241,242	None	None	129,231	241,242	370,473	11,654		10/16/03	300
Godfrey	IL	374,586	733,190	None	None	374,586	733,190	1,107,776	221,114		06/27/97	300
Granite City	IL	362,287	737,255	None	None	362,287	737,255	1,099,542	222,342		06/27/97	300
Madison	IL	173,812	625,030	None	None	173,812	625,030	798,842	188,507		06/27/97	300
New Albany	IN	181,459	289,353	None	None	181,459	289,353	470,812	113,330		03/03/95	300
New Albany	IN	262,465	331,796	None	None	262,465	331,796	594,261	129,953		03/06/95	300
Berea	KY	252,077	360,815	None	None	252,077	360,815	612,892	141,319		03/08/95	300
Elizabethtown	KY	286,106	286,106	None	None	286,106	286,106	572,212	112,058		03/03/95	300
Lebanon	KY	158,052	316,105	None	None	158,052	316,105	474,157	123,808		03/03/95	300
Louisville	KY	198,926	368,014	None	None	198,926	368,014	566,940	144,139		03/03/95	300
Louisville	KY	216,849	605,697	None	None	216,849	605,697	822,546	206,813	06/18/96	11/17/95	300
Mt. Washington	KY	327,245	479,593	None	None	327,245	479,593	806,838	155,899	12/06/96	05/31/96	300
Owensboro	KY	360,000	590,000	None	None	360,000	590,000	950,000	221,250		08/25/95	300
Alexandria	LA	170,000	371,637	None	None	170,000	371,637	541,637	11,766		03/18/04	300
Baton Rouge	LA	500,000	521,637	None	None	500,000	521,637	1,021,637	16,516		03/18/04	300
Baton Rouge	LA	210,000	361,637	None	None	210,000	361,637	571,637	11,449		03/18/04	300
Bossier City	LA	230,000	431,637	None	None	230,000	431,637	661,637	13,666		03/18/04	300
Destrehan	LA	200,000	411,637	None	None	200,000	411,637	611,637	13,032		03/18/04	300
Lafayette	LA	240,000	391,637	None	None	240,000	391,637	631,637	12,399		03/18/04	300
Shreveport	LA	192,500	358,227	None	None	192,500	358,227	550,727	10,147		04/14/04	300
Amherst	MA	110,969	639,806	None	None	0	35,189	35,189	35,189		08/18/03	300
North Reading	MA	574,601	756,174	None	None	574,601	756,174	1,330,775	41,590		08/18/03	300
Seekonk	MA	298,354	268,518	None	None	298,354	268,518	566,872	105,170		03/03/95	300
Berlin	MD	255,951	387,395	None	None	255,951	387,395	643,346	27,756		03/19/03	300
Crisfield	MD	219,704	333,024	None	None	219,704	333,024	552,728	23,859		03/19/03	300
Hebron	MD	376,251	567,844	None	None	376,251	567,844	944,095	40,688		03/19/03	300
La Plata	MD	1,017,544	2,706,729	None	None	1,017,544	2,706,729	3,724,273	256,892		08/06/02	300
Mechanicsville	MD	1,540,335	2,860,928	None	None	1,540,335	2,860,928	4,401,263	290,802		06/27/02	300
Millersville	MD	830,737	2,696,245	None	None	830,737	2,696,245	3,526,982	274,165		06/27/02	300
Flint	MI	194,492	476,504	None	None	194,492	476,504	670,996	172,336		12/21/95	300
Southaven	MS	310,000	641,637	None	None	310,000	641,637	951,637	20,316		03/18/04	300
Waveland	MS	180,000	331,637	None	None	180,000	331,637	511,637	10,499		03/18/04	300
Aberdeen	NC	600,000	300,625	None	None	600,000	300,625	900,625	47,576		01/25/01	300
Archdale	NC	410,000	731,637	None	None	410,000	731,637	1,141,637	23,166		03/18/04	300

F25

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Charlotte	NC	300,000	291,637	None	None	300,000	291,637	591,637	9,232		03/18/04	300
Charlotte	NC	640,000	581,637	None	None	640,000	581,637	1,221,637	18,416		03/18/04	300
Durham	NC	720,000	851,637	None	None	720,000	851,637	1,571,637	26,966		03/18/04	300
Goldsboro	NC	460,000	740,625	None	None	460,000	740,625	1,200,625	117,243		01/25/01	300
Greensboro	NC	700,000	655,000	None	None	700,000	655,000	1,355,000	136,458		10/27/99	300
Greenville	NC	330,000	515,000	None	None	330,000	515,000	845,000	193,125		08/25/95	300
Jacksonville	NC	150,000	530,000	None	None	150,000	530,000	680,000	198,750		08/25/95	300
Jacksonville	NC	180,000	371,637	None	None	180,000	371,637	551,637	11,766		03/18/04	300
Jacksonville	NC	140,000	260,727	None	None	140,000	260,727	400,727	7,385		04/14/04	300
Kinston	NC	550,000	1,057,833	None	None	550,000	1,057,833	1,607,833	304,935		10/24/97	300
Raleigh	NC	740,000	791,637	None	None	740,000	791,637	1,531,637	25,066		03/18/04	300
Roxboro	NC	243,112	368,107	None	None	243,112	368,107	611,219	26,374		03/19/03	300
Winston-Salem	NC	320,000	311,637	None	None	320,000	311,637	631,637	9,866		03/18/04	300
Galloway	NJ	1,367,872	2,540,604	None	None	1,367,872	2,540,604	3,908,476	258,252		06/27/02	300
Hamilton	NJ	1,539,117	2,858,630	None	None	1,539,117	2,858,630	4,397,747	291,521		06/27/02	300
MillVille	NJ	953,891	1,771,782	None	None	953,891	1,771,782	2,725,673	180,122		06/27/02	300
Toms River	NJ	1,265,861	2,351,154	None	None	1,265,861	2,351,154	3,617,015	239,388		06/27/02	300
Toms River	NJ	982,526	1,824,961	None	None	982,526	1,824,961	2,807,487	185,185		06/27/02	300
Wall	NJ	1,459,957	2,712,264	None	None	1,459,957	2,712,264	4,172,221	257,626		08/06/02	300
Albuquerque	NM	200,000	271,637	None	None	200,000	271,637	471,637	8,599		03/18/04	300
Kingston	NY	257,763	456,042	None	None	257,763	456,042	713,805	177,096		04/06/95	300
Atwater	OH	118,555	266,748	None	None	118,555	266,748	385,303	104,476		03/03/95	300
Columbus	OH	273,085	471,693	None	None	273,085	471,693	744,778	170,595		12/21/95	300
Columbus	OH	147,296	304,411	None	None	147,296	304,411	451,707	119,228		03/03/95	300
Cuyahoga Falls	OH	297,982	357,579	None	None	297,982	357,579	655,561	140,052		03/03/95	300
Galion	OH	138,981	327,597	None	7	138,981	327,604	466,585	128,312		03/06/95	300
Groveport	OH	277,198	445,497	None	None	277,198	445,497	722,695	161,122		12/21/95	300
Perrysburg	OH	211,678	390,680	None	None	211,678	390,680	602,358	126,020	01/10/96	09/01/95	300
Streetsboro	OH	402,988	533,349	None	None	402,988	533,349	936,337	144,004	01/27/97	09/03/96	300
Tipp City	OH	355,009	588,111	None	None	355,009	588,111	943,120	163,683	01/31/97	06/27/96	300
Triffin	OH	117,017	273,040	None	None	117,017	273,040	390,057	106,941		03/07/95	300
Wadsworth	OH	266,507	496,917	None	None	266,507	496,917	763,424	145,099	11/26/96	07/01/96	300
Tulsa	OK	126,545	508,266	None	None	126,545	508,266	634,811	153,285		06/27/97	300
Aliquippa	PA	226,195	452,631	None	None	226,195	452,631	678,826	17,349		01/29/04	300
Beaver	PA	95,626	223,368	None	None	95,626	223,368	318,994	8,560		01/29/04	300
Beaver Falls	PA	92,207	230,758	None	None	92,207	230,758	322,965	8,844		01/29/04	300
Cornwells Heights	PA	569,763	387,611	None	None	569,763	387,611	957,374	25,189		05/29/03	300
Doylestown	PA	800,134	1,226,452	None	None	800,134	1,226,452	2,026,586	79,714		05/29/03	300

F26

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

East Caln	PA	1,722,222	576	None	None	1,722,222	576	1,722,798	41		02/25/03	300
Lansdale	PA	1,356,324	385,761	None	None	1,356,324	385,761	1,742,085	25,068		05/29/03	300
Penndel	PA	739,487	1,003,809	None	None	739,487	1,003,809	1,743,296	65,242		05/29/03	300
Perryopolis	PA	148,953	134,299	None	None	148,953	134,299	283,252	5,146		01/29/04	300
Philadelphia	PA	808,681	256,843	None	None	808,681	256,843	1,065,524	16,689		05/29/03	300
Philadelphia	PA	425,928	167,147	None	None	425,928	167,147	593,075	10,859		05/29/03	300
Philadelphia	PA	390,342	226,919	None	None	390,342	226,919	617,261	14,744		05/29/03	300
Philadelphia	PA	541,792	236,049	None	None	541,792	236,049	777,841	15,338		05/29/03	300
Philadelphia	PA	530,018	214,977	None	None	530,018	214,977	744,995	13,968		05/29/03	300
Philadelphia	PA	614,101	277,277	None	None	614,101	277,277	891,378	18,017		05/29/03	300
Philadelphia	PA	1,011,389	491,302	None	None	1,011,389	491,302	1,502,691	31,929		05/29/03	300
Philadelphia	PA	935,672	448,426	None	None	935,672	448,426	1,384,098	29,142		05/29/03	300
Philadelphia	PA	689,172	426,596	None	None	689,172	426,596	1,115,768	27,723		05/29/03	300
Philadelphia	PA	349,294	134,485	None	None	349,294	134,485	483,779	8,736		05/29/03	300
Philadelphia	PA	557,515	244,121	None	None	557,515	244,121	801,636	12,613		09/16/03	300
Pittsburgh	PA	497,668	320,170	None	None	497,668	320,170	817,838	12,271		01/29/04	300
Pittsburgh	PA	296,277	287,540	None	None	296,277	287,540	583,817	11,020		01/29/04	300
Pittsburgh	PA	395,417	474,741	None	None	395,417	474,741	870,158	18,196		01/29/04	300
Pittsburgh	PA	118,118	231,108	None	None	118,118	231,108	349,226	8,857		01/29/04	300
South Park	PA	252,247	435,940	None	None	252,247	435,940	688,187	16,709		01/29/04	300
Southampton	PA	783,279	163,721	None	None	783,279	163,721	947,000	10,636		05/29/03	300
Valencia	PA	440,565	278,492	None	None	440,565	278,492	719,057	10,673		01/29/04	300
Verona	PA	171,411	257,358	None	None	171,411	257,358	428,769	9,863		01/29/04	300
Willow Grove	PA	329,934	73,123	None	None	329,934	73,123	403,057	4,747		05/29/03	300
Aiken	SC	320,000	432,527	None	None	320,000	432,527	752,527	94,431		07/22/99	300
Aiken	SC	330,000	472,679	None	None	330,000	472,679	802,679	103,197		07/22/99	300
Aiken	SC	560,000	543,588	None	None	560,000	543,588	1,103,588	118,678		07/22/99	300
Aiken	SC	360,000	542,982	None	None	360,000	542,982	902,982	118,546		07/22/99	300
Aiken	SC	540,000	388,058	None	None	540,000	388,058	928,058	84,721		07/22/99	300
Aiken	SC	250,000	251,770	None	None	250,000	251,770	501,770	54,967		07/22/99	300
Belvedere	SC	490,000	463,080	None	None	490,000	463,080	953,080	101,101		07/22/99	300
Columbia	SC	150,000	450,000	None	None	150,000	450,000	600,000	168,750		08/25/95	300
Columbia	SC	520,000	471,637	None	None	520,000	471,637	991,637	14,932		03/18/04	300
Goose Creek	SC	150,000	241,637	None	None	150,000	241,637	391,637	7,649		03/18/04	300
Greenville	SC	390,000	462,847	None	None	390,000	462,847	852,847	101,051		07/22/99	300
Greenville	SC	300,000	402,392	None	None	300,000	402,392	702,392	87,852		07/22/99	300
Greenville	SC	370,000	432,695	None	None	370,000	432,695	802,695	94,468		07/22/99	300
Greenville	SC	620,000	483,604	None	None	620,000	483,604	1,103,604	105,581		07/22/99	300

F27

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Greenville	SC	680,000	423,604	None	None	680,000	423,604	1,103,604	92,481		07/22/99	300
Greer	SC	400,000	502,879	None	None	400,000	502,879	902,879	109,791		07/22/99	300
Hilton Head	SC	500,000	691,637	None	None	500,000	691,637	1,191,637	21,899		03/18/04	300
Hilton Head Islnd	SC	185,500	344,510	None	None	185,500	344,510	530,010	9,761		04/14/04	300
Irmo	SC	690,000	461,637	None	None	690,000	461,637	1,151,637	14,616		03/18/04	300
Jackson	SC	170,000	632,626	None	None	170,000	632,626	802,626	138,119		07/22/99	300
John’s Isle	SC	170,000	350,000	None	None	170,000	350,000	520,000	131,250		08/25/95	300
Lexington	SC	255,000	545,000	None	None	255,000	545,000	800,000	204,375		08/25/95	300
Lexington	SC	640,000	563,891	None	None	640,000	563,891	1,203,891	123,110		07/22/99	300
Lexington	SC	540,000	563,588	None	None	540,000	563,588	1,103,588	123,044		07/22/99	300
Lexington	SC	360,000	843,891	None	None	360,000	843,891	1,203,891	184,243		07/22/99	300
N. Augusta	SC	400,000	452,777	None	None	400,000	452,777	852,777	98,852		07/22/99	300
N. Charleston	SC	400,000	650,000	None	None	400,000	650,000	1,050,000	243,750		08/25/95	300
North Augusta	SC	330,000	481,637	None	None	330,000	481,637	811,637	15,249		03/18/04	300
North Augusta	SC	490,000	1,221,637	None	None	490,000	1,221,637	1,711,637	38,682		03/18/04	300
Orangeburg	SC	320,000	691,637	None	None	320,000	691,637	1,011,637	21,899		03/18/04	300
Simpsonville	SC	530,000	573,485	None	None	530,000	573,485	1,103,485	125,205		07/22/99	300
Spartanburg	SC	470,000	432,879	None	None	470,000	432,879	902,879	94,507		07/22/99	300
Summerville	SC	115,000	515,000	None	None	115,000	515,000	630,000	193,125		08/25/95	300
Summerville	SC	297,500	553,227	None	None	297,500	553,227	850,727	15,672		04/14/04	300
W. Columbia	SC	410,000	693,574	None	None	410,000	693,574	1,103,574	151,425		07/22/99	300
West Aiken	SC	400,000	402,665	None	None	400,000	402,665	802,665	87,911		07/22/99	300
West Columbia	SC	336,000	624,727	None	None	336,000	624,727	960,727	17,698		04/14/04	300
Arrington	TN	385,000	716,242	None	None	385,000	716,242	1,101,242	34,612		10/16/03	300
Athens	TN	175,000	326,242	None	None	175,000	326,242	501,242	15,762		10/16/03	300
Athens	TN	124,179	231,860	None	None	124,179	231,860	356,039	11,200		10/16/03	300
Benton	TN	192,500	358,742	None	None	192,500	358,742	551,242	17,333		10/16/03	300
Chattanooga	TN	181,731	338,741	None	None	181,731	338,741	520,472	16,366		10/16/03	300
Chattanooga	TN	168,000	313,242	None	None	168,000	313,242	481,242	15,134		10/16/03	300
Chattanooga	TN	175,000	326,242	None	None	175,000	326,242	501,242	15,762		10/16/03	300
Chattanooga	TN	159,979	298,346	None	None	159,979	298,346	458,325	14,414		10/16/03	300
Chattanooga	TN	105,000	196,242	None	None	105,000	196,242	301,242	9,479		10/16/03	300
Chattanooga	TN	271,250	504,992	None	None	271,250	504,992	776,242	24,402		10/16/03	300
Chattanooga	TN	245,000	456,242	None	None	245,000	456,242	701,242	22,045		10/16/03	300
Chattanooga	TN	297,500	553,742	None	None	297,500	553,742	851,242	26,758		10/16/03	300
Chattanooga	TN	323,750	627,958	None	None	323,750	627,958	951,708	29,119		10/16/03	300
Chattanooga	TN	280,000	521,242	None	None	280,000	521,242	801,242	25,187		10/16/03	300
Chattanooga	TN	257,250	478,992	None	None	257,250	478,992	736,242	23,145		10/16/03	300

F28

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Chattanooga	TN	283,209	527,201	None	None	283,209	527,201	810,410	25,475		10/16/03	300
Chattanooga	TN	542,500	1,008,742	None	None	542,500	1,008,742	1,551,242	48,750		10/16/03	300
Chattanooga	TN	332,500	618,742	None	None	332,500	618,742	951,242	29,900		10/16/03	300
Chattanooga	TN	175,000	326,242	None	None	175,000	326,242	501,242	15,762		10/16/03	300
Cleveland	TN	110,009	205,545	None	None	110,009	205,545	315,554	9,928		10/16/03	300
Cleveland	TN	227,500	423,742	None	None	227,500	423,742	651,242	20,475		10/16/03	300
Cleveland	TN	280,000	521,242	None	None	280,000	521,242	801,242	25,187		10/16/03	300
Cleveland	TN	245,000	456,242	None	None	245,000	456,242	701,242	22,045		10/16/03	300
Cleveland	TN	157,500	293,742	None	None	157,500	293,742	451,242	14,191		10/16/03	300
Cleveland	TN	122,500	228,742	None	None	122,500	228,742	351,242	11,050		10/16/03	300
Cleveland	TN	300,373	559,077	None	None	300,373	559,077	859,450	27,016		10/16/03	300
Dayton	TN	262,500	488,742	None	None	262,500	488,742	751,242	23,616		10/16/03	300
Decatur	TN	181,731	338,742	None	None	181,731	338,742	520,473	16,366		10/16/03	300
Dunlap	TN	315,000	586,242	None	None	315,000	586,242	901,242	28,329		10/16/03	300
Etowah	TN	192,500	358,742	None	None	192,500	358,742	551,242	17,333		10/16/03	300
Gallatin	TN	525,000	976,242	None	None	525,000	976,242	1,501,242	47,179		10/16/03	300
Harrison	TN	484,313	900,680	None	None	484,313	900,680	1,384,993	43,527		10/16/03	300
Hixson	TN	513,215	954,355	None	None	513,215	954,355	1,467,570	46,121		10/16/03	300
Hixson	TN	94,500	176,742	None	None	94,500	176,742	271,242	8,536		10/16/03	300
Hixson	TN	300,373	559,077	None	None	300,373	559,077	859,450	27,016		10/16/03	300
Kimball	TN	332,500	618,742	None	None	332,500	618,742	951,242	29,900		10/16/03	300
La Vergne	TN	340,000	650,000	None	None	340,000	650,000	990,000	243,750		08/25/95	300
LeVergne	TN	577,500	1,073,742	None	None	577,500	1,073,742	1,651,242	51,891		10/16/03	300
Manchester	TN	266,119	495,463	None	None	266,119	495,463	761,582	23,941		10/16/03	300
Manchester	TN	281,675	524,352	None	None	281,675	524,352	806,027	25,337		10/16/03	300
Manchester	TN	319,846	595,242	None	None	319,846	595,242	915,088	28,764		10/16/03	300
Monteagle	TN	271,173	504,849	None	None	271,173	504,849	776,022	24,395		10/16/03	300
Mt. Juliet	TN	397,128	738,764	None	None	397,128	738,764	1,135,892	35,701		10/16/03	300
Murfreesboro	TN	549,500	1,021,742	None	None	549,500	1,021,742	1,571,242	49,378		10/16/03	300
Murfreesboro	TN	467,810	870,032	None	None	467,810	870,032	1,337,842	42,045		10/16/03	300
Murfreesboro	TN	300,373	559,077	None	None	300,373	559,077	859,450	27,016		10/16/03	300
Nashville	TN	498,628	927,264	None	None	498,628	927,264	1,425,892	44,812		10/16/03	300
Ocoee	TN	119,792	223,713	None	None	108,553	223,713	332,266	10,807		10/16/03	300
Ooltewah	TN	234,231	436,241	None	None	234,231	436,241	670,472	21,079		10/16/03	300
Ooltewah	TN	700,000	1,301,242	None	None	635,909	1,174,710	1,810,619	62,667		10/16/03	300
Ooltewah	TN	105,000	196,242	None	None	105,000	196,242	301,242	9,479		10/16/03	300
Red Bank	TN	350,000	651,242	None	None	350,000	651,242	1,001,242	31,470		10/16/03	300
Red Bank	TN	300,373	559,077	None	None	260,694	559,077	819,771	27,016		10/16/03	300

F29

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Royal	TN	320,229	595,953	None	None	320,229	595,953	916,182	28,798		10/16/03	300
Shelbyville	TN	200,000	465,000	None	94	200,000	465,094	665,094	174,386		08/25/95	300
Smyrna	TN	315,000	586,242	None	None	315,000	586,242	901,242	28,329		10/16/03	300
Smyrna	TN	426,466	793,251	None	None	426,466	793,251	1,219,717	38,334		10/16/03	300
Soddy Daisy	TN	297,500	553,732	None	None	297,500	553,732	851,232	26,758		10/16/03	300
Soddy Daisy	TN	350,000	651,242	None	None	350,000	651,242	1,001,242	31,470		10/16/03	300
Soddy Daisy	TN	245,000	456,242	None	None	245,000	456,242	701,242	22,045		10/16/03	300
Sweetwater	TN	122,500	228,742	None	None	122,500	228,742	351,242	11,050		10/16/03	300
Sweetwater	TN	339,231	631,242	None	None	339,231	631,242	970,473	30,504		10/16/03	300
Sweetwater	TN	133,000	248,242	None	None	133,000	248,242	381,242	11,992		10/16/03	300
Chatham	VA	347,728	525,031	None	None	347,728	525,031	872,759	37,620		03/19/03	300
Collinsville	VA	84,465	130,137	None	None	84,465	130,137	214,602	9,319		03/19/03	300
Danville	VA	149,276	227,333	None	None	149,276	227,333	376,609	16,285		03/19/03	300
Danville	VA	83,644	128,884	None	None	83,644	128,884	212,528	9,229		03/19/03	300
Danville	VA	266,722	403,501	None	None	266,722	403,501	670,223	28,910		03/19/03	300
Hampton	VA	433,985	459,108	None	None	433,985	459,108	893,093	123,183		04/17/98	300
Highland Springs	VA	396,720	598,547	None	None	396,720	598,547	995,267	42,889		03/19/03	300
Martinsville	VA	246,820	373,653	None	None	246,820	373,653	620,473	26,771		03/19/03	300
Martinsville	VA	83,521	128,706	None	None	83,521	128,706	212,227	9,217		03/19/03	300
Midlothian	VA	325,000	302,872	None	None	325,000	302,872	627,872	89,301		08/21/97	300
Newport News	VA	490,616	605,304	None	None	490,616	605,304	1,095,920	133,081		04/17/98	300
Richmond	VA	700,000	400,740	None	None	700,000	400,740	1,100,740	107,524		04/17/98	300
Richmond	VA	700,000	440,965	None	None	700,000	440,965	1,140,965	118,316		04/17/98	300
Richmond	VA	400,000	250,875	None	None	400,000	250,875	650,875	67,309		04/17/98	300
Richmond	VA	1,000,000	740	None	None	1,000,000	740	1,000,740	191		04/17/98	300
Richmond	VA	700,000	100,695	None	None	700,000	100,695	800,695	27,013		04/17/98	300
Richmond	VA	1,144,841	3,371,146	None	None	1,144,841	3,371,146	4,515,987	318,418		08/22/02	300
Richmond	VA	298,227	451,014	None	None	298,227	451,014	749,241	32,315		03/19/03	300
Richmond	VA	329,698	498,015	None	None	329,698	498,015	827,713	35,684		03/19/03	300
Richmond	VA	213,982	324,659	None	None	213,982	324,659	538,641	23,260		03/19/03	300
Richmond	VA	482,735	727,776	None	None	482,735	727,776	1,210,511	52,150		03/19/03	300
Richmond	VA	350,453	529,365	None	None	350,453	529,365	879,818	37,930		03/19/03	300
Richmond	VA	323,496	488,918	None	None	323,496	488,918	812,414	35,032		03/19/03	300
Richmond	VA	278,443	421,584	None	None	278,443	421,584	700,027	30,206		03/19/03	300
Sandston	VA	152,535	232,528	None	None	152,535	232,528	385,063	16,657		03/19/03	300
South Boston	VA	160,893	244,778	None	None	160,893	244,778	405,671	17,535		03/19/03	300
Stafford	VA	271,865	601,997	None	None	271,865	601,997	873,862	193,642		12/20/96	300
Virginia Beach	VA	1,194,560	2,218,773	None	None	1,194,560	2,218,773	3,413,333	225,560		06/27/02	300

F30

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Warrenton	VA	515,971	649,125	None	None	515,971	649,125	1,165,096	208,802		12/20/96	300
Williamsburg	VA	838,172	1,556,910	None	None	838,172	1,556,910	2,395,082	158,210		06/27/02	300
Yorktown	VA	309,435	447,144	None	None	309,435	447,144	756,579	119,968		04/17/98	300

Craft and Novelty
Cutler Ridge	FL	743,498	657,485	68,215	35,192	743,498	760,892	1,504,390	189,475		12/31/98	300
Rockford	IL	159,587	618,398	None	22,550	159,587	640,948	800,535	205,492		11/26/96	300
Stony Brook	NY	980,000	1,801,586	None	None	980,000	1,801,586	2,781,586	429,367		01/11/99	300
Pleasant Hills	PA	631,084	1,172,563	None	None	631,084	1,172,563	1,803,647	99,666		11/01/02	300

Drug Stores
Casselberry	FL	1,075,020	1,664,284	None	None	1,075,020	1,664,284	2,739,304	418,872		09/30/98	300

Entertainment
Riverside	CA	4,000,000	130	None	None	4,000,000	130	4,000,130	11		07/05/02	300
Vista	CA	2,300,000	22	None	None	2,300,000	22	2,300,022	5		03/31/99	300
Dania	FL	8,272,080	1,713	None	None	8,272,080	1,713	8,273,793	374		03/31/99	300
Marietta	GA	1,500,000	768	None	None	1,500,000	768	1,500,768	94		06/29/01	300
Norcross	GA	1,600,000	768	None	None	1,600,000	768	1,600,768	94		06/29/01	300
Greensboro	NC	7,800,000	463	None	None	7,800,000	463	7,800,463	38		07/05/02	300
Flanders	NJ	2,222,205	890	None	1,208	2,222,205	2,098	2,224,303	523		06/29/99	300
Brookhaven	NY	1,500,000	745	None	None	1,500,000	745	1,500,745	163		07/23/99	300
Riverhead	NY	6,200,000	744	None	None	6,200,000	744	6,200,744	162		07/23/99	300

Equipment Rental Services
Lake Worth	FL	679,079	1,262,568	None	None	679,079	1,262,568	1,941,647	73,650		07/03/03	300
Lewisville	TX	1,010,134	1,877,384	None	None	1,010,134	1,877,384	2,887,518	109,514		07/03/03	300

Financial Services
Colorado Springs	CO	313,250	695,730	40,500	37,667	313,250	773,897	1,087,147	509,541		03/10/87	300
Clearwater	FL	476,179	725,023	6,500	18,890	476,179	750,413	1,226,592	182,153		12/31/98	300
Blue Springs	MO	222,569	494,333	None	93	222,569	494,426	716,995	295,245		07/31/89	300

General Merchandise
Monte Vista	CO	47,652	582,159	None	None	47,652	582,159	629,811	140,702		12/23/98	300
Groveland	FL	101,782	189,258	None	None	101,782	189,258	291,040	43,842		03/31/99	300
Garnett	KS	59,690	518,121	None	None	59,690	518,121	577,811	125,226		12/23/98	300

F31

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Caledonia	MN	89,723	559,300	None	None	89,723	559,300	649,023	135,181		12/23/98	300
Long Prarie	MN	88,892	553,997	None	None	88,892	553,997	642,889	133,897		12/23/98	300
Paynesvile	MN	49,483	525,406	None	None	49,483	525,406	574,889	126,988		12/23/98	300
Spring Valley	MN	69,785	579,238	None	None	69,785	579,238	649,023	140,000		12/23/98	300
Warroad	MN	70,000	580,000	None	None	70,000	580,000	650,000	140,167		12/23/98	300
Mayville	ND	59,333	565,562	None	None	59,333	565,562	624,895	136,709		12/23/98	300
Bloomfield	NM	59,559	616,252	None	None	59,559	616,252	675,811	148,941		12/23/98	300
Colorado City	TX	92,535	505,276	None	None	92,535	505,276	597,811	122,122		12/23/98	300

Grocery Stores
Cloverdale	CA	1,505,000	2,795,321	None	None	1,505,000	2,795,321	4,300,321	144,425		09/30/03	300
Fortuna	CA	1,190,000	2,210,308	None	None	1,190,000	2,210,308	3,400,308	114,199		09/30/03	300
Boulder	CO	426,675	1,199,508	None	91,660	426,675	1,291,168	1,717,843	954,447		01/05/84	180
Central Point	OR	840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	80,616		09/30/03	300
Phoenix	OR	840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	80,616		09/30/03	300
Sheboygan	WI	1,513,216	4,427,968	7,220	8,090	1,513,216	4,443,278	5,956,494	953,485	06/03/99	08/24/98	300

Health and Fitness
Paradise Valley	AZ	2,608,389	3,418,783	None	None	2,608,389	3,418,783	6,027,172	393,126	06/06/02	06/26/01	300
Diamond Bar	CA	3,038,879	4,338,722	None	None	3,038,879	4,338,722	7,377,601	903,380	03/21/00	09/29/98	300
Norco	CA	1,247,243	3,807,569	None	None	1,247,243	3,807,569	5,054,812	727,777	12/13/00	06/29/99	300
Casselberry	FL	1,979,598	8,193,082	14,554	115,895	1,979,598	8,323,531	10,303,129	1,344,945		05/31/95	300
Coral Springs	FL	891,496	2,798,204	None	25	891,496	2,798,229	3,689,725	693,851	11/03/98	03/30/98	300
Miami	FL	3,115,101	4,439,526	None	25	3,115,101	4,439,551	7,554,652	813,001	05/19/00	06/07/99	300
Oakland Park	FL	2,800,000	2,196,480	None	None	2,800,000	2,196,480	4,996,480	212,518	07/06/01	03/27/01	300
Orlando	FL	2,144,778	3,755,905	None	None	2,144,778	3,755,905	5,900,683	172,251	08/07/03	11/26/02	300
Pembroke Pines	FL	1,714,388	4,387,824	None	25	1,714,388	4,387,849	6,102,237	717,958	12/11/00	10/01/99	300
Fort Worth	TX	1,445,901	5,277,886	None	None	1,445,901	5,277,886	6,723,787	964,709		06/30/99	300
Keller	TX	1,478,222	381,577	None	None	1,478,222	381,577	1,859,799	19	In Progress	12/16/04	300

Home Furnishings
Danbury	CT	630,171	3,621,163	41,456	183	630,171	3,662,802	4,292,973	1,065,859		09/30/97	300
Brandon	FL	430,000	1,020,608	None	None	430,000	1,020,608	1,450,608	267,057		06/26/98	300
Jupiter	FL	1,698,316	3,209,801	None	None	1,698,316	3,209,801	4,908,117	593,770		05/03/00	300
Tampa	FL	494,763	767,737	71,880	1,870	494,763	841,487	1,336,250	242,599		12/31/98	300
Tampa	FL	685,000	885,624	None	None	685,000	885,624	1,570,624	231,736		06/26/98	300
West Palm Beach	FL	347,651	706,081	69,111	32,435	347,651	807,627	1,155,278	193,592		12/31/98	300

F32

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Rome	GA	254,902	486,812	None	136	254,902	486,948	741,850	158,248		11/26/96	300
Davenport	IA	270,000	930,689	None	None	270,000	930,689	1,200,689	243,528		06/26/98	300
Joilet	IL	440,000	910,689	None	None	440,000	910,689	1,350,689	238,295		06/26/98	300
Wichita	KS	430,000	740,725	None	None	430,000	740,725	1,170,725	193,821		06/26/98	300
Alexandria	LA	400,000	810,608	None	None	400,000	810,608	1,210,608	212,107		06/26/98	300
Monroe	LA	450,000	835,608	None	None	450,000	835,608	1,285,608	218,649		06/26/98	300
Shreveport	LA	525,000	725,642	None	None	525,000	725,642	1,250,642	189,874		06/26/98	300
Battle Creek	MI	485,000	895,689	None	None	485,000	895,689	1,380,689	234,370		06/26/98	300
Eden Prairie	MN	500,502	1,055,244	None	None	500,502	1,055,244	1,555,746	247,946		02/26/99	300
Hattiesburg	MS	300,000	660,608	None	None	300,000	660,608	960,608	172,857		06/26/98	300
Ridgeland	MS	281,867	769,890	None	None	281,867	769,890	1,051,757	232,165		06/27/97	300
Omaha	NE	1,956,296	3,949,402	None	None	1,956,296	3,949,402	5,905,698	1,217,507		04/04/97	300
Henderson	NV	1,268,655	3,109,995	None	None	1,268,655	3,109,995	4,378,650	906,876		09/26/97	300
Staten Island	NY	3,190,883	2,569,802	None	862	3,190,883	2,570,664	5,761,547	698,246		03/26/98	300
Lancaster	OH	250,000	830,689	None	None	250,000	830,689	1,080,689	217,361		06/26/98	300
Altoona	PA	455,000	745,694	None	None	455,000	745,694	1,200,694	195,121		06/26/98	300
Erie	PA	510,000	900,689	None	None	510,000	900,689	1,410,689	235,678		06/26/98	300
Muncy	PA	315,000	835,648	None	None	315,000	835,648	1,150,648	218,659		06/26/98	300
Whitehall	PA	515,525	1,146,868	None	None	515,525	1,146,868	1,662,393	300,095		06/30/98	300
Columbia	SC	600,000	900,725	None	None	600,000	900,725	1,500,725	235,687		06/26/98	300
Jackson	TN	380,000	750,608	None	None	380,000	750,608	1,130,608	196,407		06/26/98	300
Memphis	TN	804,262	1,432,520	None	400	804,262	1,432,920	2,237,182	432,168		06/30/97	300
Abilene	TX	400,000	680,616	None	None	400,000	680,616	1,080,616	178,092		06/26/98	300
Arlington	TX	475,069	1,374,167	None	None	475,069	1,374,167	1,849,236	428,153		03/26/97	300
Cedar Park	TX	253,591	827,237	None	None	253,591	827,237	1,080,828	257,745		03/10/97	300
Houston	TX	867,767	687,042	None	None	867,767	687,042	1,554,809	214,006		03/07/97	300
Plainview	TX	125,000	734,558	40,000	21,682	125,000	796,240	921,240	355,278		01/24/84	180
San Antonio	TX	323,451	637,991	47,914	34,151	323,451	720,056	1,043,507	204,306		12/31/98	300
Spring	TX	1,794,872	1,810,069	None	None	1,794,872	1,810,069	3,604,941	527,752		09/29/97	300
Webster	TX	283,604	538,002	2,470	None	283,604	540,472	824,076	162,832		06/12/97	300
Eau Claire	WI	260,000	820,689	None	None	260,000	820,689	1,080,689	214,745		06/26/98	300
La Crosse	WI	372,883	877,812	None	None	372,883	877,812	1,250,695	229,692		06/26/98	300

Home Improvements
Lawndale	CA	667,007	1,238,841	None	None	667,007	1,238,841	1,905,848	299,385		12/31/98	300
Los Angeles	CA	902,494	1,676,204	None	None	902,494	1,676,204	2,578,698	405,080		12/31/98	300
Los Angeles	CA	163,668	304,097	None	None	163,668	304,097	467,765	73,488		12/31/98	300
Van Nuys	CA	750,293	1,393,545	None	None	750,293	1,393,545	2,143,838	336,771		12/31/98	300

F33

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

West Covina	CA	311,040	577,733	None	None	311,040	577,733	888,773	139,618		12/31/98	300
Orange Park	FL	478,314	618,348	None	280	478,314	618,628	1,096,942	149,558		12/31/98	300
Des Moines	IA	225,771	682,604	None	None	225,771	682,604	908,375	162,680		01/29/99	300
Broadview	IL	345,166	641,739	None	None	345,166	641,739	986,905	155,098		12/31/98	300
Springfield	IL	219,859	630,595	None	230	219,859	630,825	850,684	205,007		11/26/96	300
Baltimore	MD	171,320	318,882	None	None	171,320	318,882	490,202	77,074		12/31/98	300
Rochester	NY	158,168	294,456	None	None	158,168	294,456	452,624	71,171		12/31/98	300
Carrolton	TX	201,569	374,342	None	None	201,569	374,342	575,911	15,598		12/05/03	300
Pasadena	TX	147,535	274,521	None	None	147,535	274,521	422,056	66,345		12/31/98	300
Plano	TX	363,851	676,249	None	None	363,851	676,249	1,040,100	163,429		12/31/98	300
San Antonio	TX	367,890	683,750	None	None	367,890	683,750	1,051,640	165,242		12/31/98	300
Chesapeake	VA	144,014	649,869	None	11,754	144,014	661,623	805,637	506,935		12/22/86	300

Motor Vehicle Dealerships
Golden	CO	4,004,339	1,602,046	None	None	4,004,339	1,602,046	5,606,385	24,031		08/25/04	300
Longmont	CO	2,502,092	6,906,585	None	None	2,502,092	6,906,585	9,408,677	103,599		08/25/04	300
Clermont	FL	375,725	2,671,292	None	None	375,725	2,671,292	3,047,017	4,452		12/31/04	300
Ft. Myers	FL	1,081,132	1,611,782	None	None	1,081,132	1,611,782	2,692,914	290	05/13/04	05/13/04	300
Island Lake	IL	2,107,134	5,419,790	None	None	2,107,134	5,419,790	7,526,924	9,033		12/31/04	300
Colfax	NC	1,125,979	2,092,439	None	None	1,125,979	2,092,439	3,218,418	3,487		12/31/04	300
Statesville	NC	2,353,825	2,427,429	None	None	2,353,825	2,427,429	4,781,254	42,606		05/13/04	300
Chichester	NH	578,314	3,683,947	None	None	578,314	3,683,947	4,262,261	30,700		10/01/04	300
Connellsville	PA	264,670	587,843	None	1,523	264,670	589,366	854,036	394,037		08/17/87	300

Office Supplies
Lakewood	CA	1,398,387	3,098,607	None	None	1,398,387	3,098,607	4,496,994	986,314		01/29/97	300
Riverside	CA	1,410,177	1,659,850	None	None	1,410,177	1,659,850	3,070,027	484,057		09/17/97	300
Hutchinson	KS	269,964	1,704,013	None	None	269,964	1,704,013	1,973,977	513,964		06/25/97	300
Salina	KS	240,423	1,829,837	None	None	240,423	1,829,837	2,070,260	551,913		06/25/97	300
Sikeston	MO	409,114	2,005,416	None	None	409,114	2,005,416	2,414,530	237,295		01/24/02	300
Helena	MT	564,241	1,503,118	None	None	564,241	1,503,118	2,067,359	453,307		06/09/97	300
Asheboro	NC	465,557	2,176,416	14,908	None	465,557	2,191,324	2,656,881	592,619		03/27/98	300
Westbury	NY	3,808,076	2,377,932	None	None	3,808,076	2,377,932	6,186,008	693,316		09/29/97	300
New Philiadelphia	OH	726,636	1,650,672	7,960	None	726,636	1,658,632	2,385,268	503,568		05/30/97	300

Pet Supplies and Services
Tampa	FL	347,794	905,248	46,000	14,357	347,794	965,605	1,313,399	229,782		12/31/98	300
Duluth	GA	361,058	1,591,629	None	None	361,058	1,591,629	1,952,687	320,097	01/27/99	09/29/98	300

F34

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Marrietta	GA	495,412	1,526,370	None	None	495,412	1,526,370	2,021,782	290,317	05/28/99	09/29/98	300
Indianapolis	IN	427,000	1,296,901	None	None	427,000	1,296,901	1,723,901	240,734	03/10/00	01/19/99	300
Sudbury	MA	543,038	2,477,213	None	None	543,038	2,477,213	3,020,251	440,838	11/12/99	09/30/98	300
Tyngsborough	MA	312,204	1,222,522	None	None	312,204	1,222,522	1,534,726	319,886		06/12/98	300
Matthews	NC	610,177	1,394,743	None	None	610,177	1,394,743	2,004,920	360,309		07/17/98	300
North Plainfield	NJ	None	1,590,447	None	None	None	1,590,447	1,590,447	332,254		09/24/98	300
Albuquerque	NM	684,036	874,914	300,000	42,875	684,036	1,217,789	1,901,825	266,439		12/31/98	300
Dickson City	PA	659,790	1,880,722	None	None	659,790	1,880,722	2,540,512	567,116		06/20/97	300

Private Education
Broonfield	CO	107,000	403,080	10,338	13,118	107,000	426,536	533,536	405,616		01/12/83	180
Coconut Creek	FL	310,111	1,243,682	None	None	310,111	1,243,682	1,553,793	267,678	08/02/99	12/01/98	300
North Lauderdale	FL	1,050,000	2,567,811	None	501	1,050,000	2,568,312	3,618,312	697,544		03/30/98	300
Las Vegas	NV	1,080,444	3,346,772	None	None	1,080,444	3,346,772	4,427,216	909,110		03/04/98	300
Chantilly	VA	688,917	3,208,607	None	None	688,917	3,208,607	3,897,524	653,570	05/07/99	09/30/98	300
Kingstowne	VA	300,000	1,191,396	None	None	300,000	1,191,396	1,491,396	216,738	08/22/00	11/08/99	300

Restaurants
Atmore	AL	272,044	505,636	None	None	272,044	505,636	777,680	68,255		08/31/01	300
Clanton	AL	230,036	427,391	None	None	230,036	427,391	657,427	57,695		08/31/01	300
Demopolis	AL	251,349	466,972	None	None	251,349	466,972	718,321	63,039		08/31/01	300
Fort Payne	AL	303,056	563,001	None	None	303,056	563,001	866,057	76,003		08/31/01	300
Gardendale	AL	398,669	740,568	None	None	398,669	740,568	1,139,237	99,974		08/31/01	300
Hoover	AL	251,434	467,185	None	None	251,434	467,185	718,619	63,067		08/31/01	300
Bentonville	AR	377,086	700,582	None	None	377,086	700,582	1,077,668	94,575		08/31/01	300
Hope	AR	288,643	536,715	None	None	288,643	536,715	825,358	72,448		08/31/01	300
Little Rock	AR	317,000	589,377	None	None	317,000	589,377	906,377	79,557		08/31/01	300
Siloam Springs	AR	190,000	352,808	None	None	190,000	352,808	542,808	100,539		11/20/97	300
Douglas	AZ	75,000	347,719	None	2,583	75,000	350,302	425,302	281,845		11/27/85	300
Glendale	AZ	624,761	895,976	None	100	624,761	896,076	1,520,837	315,122		03/06/96	300
Surprise	AZ	681,288	776,831	None	None	681,288	776,831	1,458,119	405	In Progress	04/16/04	300
Tucson	AZ	107,393	497,904	None	308	107,393	498,212	605,605	403,256		01/17/86	300
Yuma	AZ	236,121	541,651	None	None	236,121	541,651	777,772	143,534		05/28/98	300
Barstow	CA	689,842	690,204	None	None	689,842	690,204	1,380,046	173,704		09/24/98	300
Livermore	CA	662,161	823,242	None	None	662,161	823,242	1,485,403	207,186		09/23/98	300
Northridge	CA	None	None	None	41	None	41	41	3		04/01/70	N/A
Rancho Cucamonga	CA	95,192	441,334	None	68	95,192	441,402	536,594	355,011		12/20/85	300

F35

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Riverside	CA	90,000	170,394	135,301	55	90,000	305,750	395,750	182,301		12/09/76	300
Sacramento	CA	386,793	417,290	None	None	386,793	417,290	804,083	107,800		07/31/98	300
San Dimas	CA	240,562	445,521	46,026	None	240,562	491,547	732,109	447,055		03/12/81	180
San Ramon	CA	406,000	1,126,930	None	None	406,000	1,126,930	1,532,930	1,126,930		12/08/83	180
Colorado Springs	CO	152,000	704,736	None	262	152,000	704,998	856,998	545,347		09/30/86	300
Denver	CO	540,250	941,766	None	None	540,250	941,766	1,482,016	1,661	07/29/04	03/29/04	300
Lakewood	CO	1,606,511	3,347	None	None	1,606,511	3,347	1,609,858	227	10/01/03	12/31/02	300
Sterling	CO	95,320	441,928	None	51	95,320	441,979	537,299	377,194		12/27/84	300
Danbury	CT	548,459	284,639	None	None	548,459	284,639	833,098	34,630		12/19/01	300
Glastonbury	CT	452,291	293,214	None	None	452,291	293,214	745,505	35,673		12/19/01	300
Manchester	CT	458,386	458,639	None	None	458,386	458,639	917,025	55,800		12/19/01	300
Unionville	CT	167,740	316,672	None	None	167,740	316,672	484,412	38,527		12/19/01	300
Waterbury	CT	521,021	705,163	None	None	521,021	705,163	1,226,184	85,793		12/19/01	300
Casselberry	FL	403,900	897,075	None	134	403,900	897,209	1,301,109	517,432		12/29/89	300
Chipley	FL	270,439	502,655	None	None	270,439	502,655	773,094	67,853		08/31/01	300
DeFuniak	FL	269,554	501,010	None	None	269,554	501,010	770,564	67,631		08/31/01	300
Jacksonville	FL	150,210	693,445	None	None	150,210	693,445	843,655	565,807		09/13/85	300
Jacksonville	FL	143,299	664,373	None	None	143,299	664,373	807,672	535,474		12/13/85	300
Orlando	FL	230,000	1,066,339	None	259	230,000	1,066,598	1,296,598	861,355		11/18/85	300
Orlando	FL	209,800	972,679	None	273	209,800	972,952	1,182,752	757,659		08/15/86	300
Orlando	FL	600,000	949,489	None	None	600,000	949,489	1,549,489	213,856	05/27/99	12/18/98	300
Oviedo	FL	204,200	911,338	None	None	204,200	911,338	1,115,538	174,827		08/24/99	300
Palm Bay	FL	330,000	556,668	None	None	330,000	556,668	886,668	129,083	02/17/99	12/29/98	300
Garden City	GA	197,225	438,043	None	384	197,225	438,427	635,652	265,853		04/20/89	300
Hinesville	GA	172,611	383,376	None	345	172,611	383,721	556,332	251,956		12/22/87	300
Lithonia	GA	89,220	413,647	None	1,080	89,220	414,727	503,947	352,782		01/04/85	300
Savannah	GA	143,993	345,548	None	400	143,993	345,948	489,941	227,115		12/22/87	300
Savannah	GA	165,409	367,380	None	400	165,409	367,780	533,189	241,456		12/22/87	300
Statesboro	GA	201,250	446,983	None	3	201,250	446,986	648,236	261,426		11/14/89	300
Stone Mountain	GA	215,940	1,001,188	51,876	1,742	215,940	1,054,806	1,270,746	789,643		10/30/86	300
Washington	GA	292,628	543,862	None	None	292,628	543,862	836,490	73,416		08/31/01	300
Altoona	IA	654,179	3,535	None	None	654,179	3,535	657,714	6	In Progress	12/30/04	300
Ankeny	IA	100,000	349,218	25,075	543	100,000	374,836	474,836	353,156		07/28/83	180
Boise	ID	190,894	423,981	None	250	190,894	424,231	615,125	271,856		05/17/88	300
Boise	ID	161,352	334,041	None	250	161,352	334,291	495,643	208,940		10/07/88	300
Nampa	ID	74,156	343,820	None	250	74,156	344,070	418,226	262,495		12/31/86	300
Rexburg	ID	90,760	420,787	None	131	90,760	420,918	511,678	339,888		11/25/85	300
Alton	IL	225,785	419,315	None	747	225,785	420,062	645,847	262,408		10/18/88	300

F36

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Lincoln	IL	206,532	383,970	None	None	206,532	383,970	590,502	51,831		08/31/01	300
Peoria	IL	662,460	612,736	None	None	662,460	612,736	1,275,196	1,098	10/13/04	06/15/04	300
Anderson	IN	197,523	438,706	None	None	197,523	438,706	636,229	279,848		03/25/88	300
Goshen	IN	115,000	533,165	None	1,242	115,000	534,407	649,407	417,247		07/07/86	300
Muncie	IN	136,400	632,380	8,000	13,335	136,400	653,715	790,115	512,378		03/18/86	300
Muncie	IN	67,156	149,157	None	None	67,156	149,157	216,313	96,562		03/30/88	300
New Castle	IN	246,192	320,572	None	None	246,192	320,572	566,764	217,895		01/07/87	300
South Bend	IN	133,200	617,545	None	19,347	133,200	636,892	770,092	507,611		04/28/86	300
Westfield	IN	213,341	477,300	None	None	213,341	477,300	690,641	276,340		12/21/89	300
Derby	KS	96,060	445,359	None	None	96,060	445,359	541,419	361,211		10/29/85	300
El Dorado	KS	87,400	405,206	None	None	87,400	405,206	492,606	321,130		04/10/86	300
Great Bend	KS	95800	444154	None	None	95,800	444,154	539,954	379,088		12/26/84	300
Wichita	KS	98,000	454,350	None	47	98,000	454,397	552,397	353,884		08/08/86	300
Lexington	KY	122,200	490,200	None	None	122,200	490,200	612,400	375,043		12/03/86	300
Alexandria	LA	143,000	662,985	None	15,164	143,000	678,149	821,149	543,937		01/17/86	300
Jennings	LA	107,120	496,636	None	141	107,120	496,777	603,897	402,821		10/17/85	300
Natchitoches	LA	291,675	541,890	None	None	291,675	541,890	833,565	73,152		08/31/01	300
Shreveport	LA	359,268	667,417	None	None	359,268	667,417	1,026,685	90,099		08/31/01	300
Attleboro	MA	369,815	693,655	None	None	369,815	693,655	1,063,470	84,393		12/19/01	300
Brockton	MA	298,359	272,297	None	None	298,359	272,297	570,656	33,128		12/19/01	300
Hanover	MA	397,203	281,202	None	None	397,203	281,202	678,405	34,211		12/19/01	300
Palmer	MA	141,524	598,480	None	None	141,524	598,480	740,004	72,813		12/19/01	300
Peabody	MA	529,555	222,590	None	None	529,555	222,590	752,145	27,080		12/19/01	300
Pittsfield	MA	286,241	950,022	None	None	286,241	950,022	1,236,263	115,584		12/19/01	300
South Weymouth	MA	351,472	296,284	None	None	351,472	296,284	647,756	36,046		12/19/01	300
Springfield	MA	280,920	337,325	None	None	280,920	337,325	618,245	41,040		12/19/01	300
Springfield	MA	230,030	865,572	None	None	230,030	865,572	1,095,602	105,310		12/19/01	300
Springfield	MA	227,207	958,444	None	None	227,207	958,444	1,185,651	116,609		12/19/01	300
Stoneham	MA	397,544	191,717	None	None	397,544	191,717	589,261	23,324		12/19/01	300
Swansea	MA	173,853	488,699	None	None	173,853	488,699	662,552	59,457		12/19/01	300
Westboro	MA	335,191	424,534	None	None	335,191	424,534	759,725	51,650		12/19/01	300
Weymouth	MA	360,727	194,556	None	None	360,727	194,556	555,283	23,669		12/19/01	300
La Plata	MD	120,140	557,000	None	217	120,140	557,217	677,357	448,937		12/03/85	300
Flint	MI	827,853	None	None	None	827,853	—	827,853	—		04/13/95	300
Roseville	MN	281,600	1,305,560	None	189	281,600	1,305,749	1,587,349	1,114,320		12/18/84	300
Belton	MO	89,328	418,187	None	882	89,328	419,069	508,397	357,120		12/18/84	300
Bolivar	MO	237,094	440,596	None	None	237,094	440,596	677,690	59,477		08/31/01	300
Carthage	MO	85,020	394,175	None	293	85,020	394,468	479,488	317,752		12/03/85	300

F37

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Fulton	MO	210,199	466,861	None	173	210,199	467,034	677,233	314,161		07/30/87	300
Hazelwood	MO	157,117	725,327	None	25,204	157,117	750,531	907,648	608,878		08/28/85	300
Jackson	MO	210,199	466,860	None	187	210,199	467,047	677,246	314,161		07/30/87	300
Mt. Vernon	MO	160,000	282,586	None	None	160,000	282,586	442,586	80,527		11/20/97	300
Nevada	MO	222,552	494,296	None	1,742	222,552	496,038	718,590	333,649		07/30/87	300
Ozark	MO	140,000	292,482	None	None	140,000	292,482	432,482	83,347		11/20/97	300
Sedalia	MO	269,798	599,231	None	None	269,798	599,231	869,029	360,330		07/31/89	300
St. Charles	MO	175,413	809,791	None	10,173	175,413	819,964	995,377	672,150		08/28/85	300
St. Charles	MO	695,121	1,001,878	None	1,175	695,121	1,003,053	1,698,174	361,951	12/22/95	03/16/95	300
St. Joseph	MO	107,648	496,958	None	263	107,648	497,221	604,869	405,539		09/04/85	300
St. Robert	MO	329,242	611,728	None	None	329,242	611,728	940,970	82,580		08/31/01	300
Sullivan	MO	85,500	396,400	None	503	85,500	396,903	482,403	338,499		12/27/84	300
Fulton	MS	239,686	445,337	None	None	239,686	445,337	685,023	60,118		08/31/01	300
Greenville	MS	311,324	578,378	None	None	311,324	578,378	889,702	78,078		08/31/01	300
Indianola	MS	270,639	502,822	None	None	270,639	502,822	773,461	67,878		08/31/01	300
Newton	MS	284,350	528,311	None	None	284,350	528,311	812,661	71,319		08/31/01	300
Pearl	MS	334,822	621,994	None	None	334,822	621,994	956,816	83,967		08/31/01	300
Fayetteville	NC	116,240	538,919	None	111	116,240	539,030	655,270	459,980		12/20/84	300
Wilkesboro	NC	183,050	406,562	None	None	183,050	406,562	589,612	273,577		07/24/87	300
Winston-Salem	NC	353,239	656,427	None	None	353,239	656,427	1,009,666	88,612		08/31/01	300
Omaha	NE	592,716	4,942	None	None	592,716	4,942	597,658	6	In Progress	12/21/04	300
Keene	NH	253,769	310,470	None	None	253,769	310,470	564,239	37,772		12/19/01	300
Laconia	NH	330,520	467,594	None	None	330,520	467,594	798,114	56,889		12/19/01	300
Manchester	NH	266,337	486,676	None	None	266,337	486,676	753,013	59,211		12/19/01	300
North Conway	NH	473,031	607,020	None	None	473,031	607,020	1,080,051	73,852		12/19/01	300
Rochester	NH	262,059	695,771	None	None	262,059	695,771	957,830	84,651		12/19/01	300
Bloomfield	NJ	556,520	260,498	None	None	556,520	260,498	817,018	31,692		12/19/01	300
Bricktown	NJ	297,264	243,581	None	None	297,264	243,581	540,845	29,634		12/19/01	300
Fairlawn	NJ	341,922	198,320	None	None	341,922	198,320	540,242	24,127		12/19/01	300
Hackettstown	NJ	307,186	525,142	None	None	307,186	525,142	832,328	63,891		12/19/01	300
Hillsdale	NJ	398,221	204,106	None	None	398,221	204,106	602,327	24,831		12/19/01	300
Midland Park	NJ	476,002	254,594	None	None	476,002	254,594	730,596	30,974		12/19/01	300
Morris Plains	NJ	366,982	188,123	None	None	366,982	188,123	555,105	22,887		12/19/01	300
Amherst	NY	935,355	896,819	5,342	89,289	935,355	991,450	1,926,805	360,580		05/31/95	300
Carmel	NY	266,619	707,819	None	None	266,619	707,819	974,438	86,116		12/19/01	300
East Northport	NY	459,700	459,699	None	None	459,700	459,699	919,399	14,557		03/10/04	300
Fulton	NY	294,009	653,006	None	2,095	294,009	655,101	949,110	429,276		12/24/87	300
Glenville	NY	156,724	246,502	None	None	156,724	246,502	403,226	29,989		12/19/01	300

F38

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Middletown	NY	242,459	796,905	None	None	242,459	796,905	1,039,364	96,955		12/19/01	300
Mineota	NY	560,740	408,558	None	None	560,740	408,558	969,298	12,938		03/10/04	300
Mt. Kisco	NY	164,973	385,189	None	None	164,973	385,189	550,162	46,863		12/19/01	300
Watertown	NY	139,199	645,355	None	None	139,199	645,355	784,554	501,526		08/18/86	300
Akron	OH	723,347	17	None	67	723,347	84	723,431	31		12/22/94	300
Stow	OH	317,546	712,455	None	1,904	317,546	714,359	1,031,905	468,341		12/31/87	300
Broken Arrow	OK	245,000	369,002	None	None	245,000	369,002	614,002	103,933		12/12/97	300
Idabel	OK	214,244	398,545	None	None	214,244	398,545	612,789	53,795		08/31/01	300
Norman	OK	734,335	None	None	None	734,335	—	734,335	—	09/29/95	06/05/95	300
Oklahoma City	OK	759,826	None	None	None	759,826	—	759,826	—		07/06/95	300
Owasso	OK	327,043	607,645	None	None	327,043	607,645	934,688	82,028		08/31/01	300
Tulsa	OK	295,993	549,981	None	None	295,993	549,981	845,974	74,244		08/31/01	300
Hermiston	OR	85,560	396,675	None	143	85,560	396,818	482,378	338,579		12/18/84	300
Lake Oswego	OR	175,899	815,508	None	3	175,899	815,511	991,410	713,923		05/16/84	300
Salem	OR	198,540	440,964	None	3	198,540	440,967	639,507	264,543		05/23/89	300
Gettysburg	PA	289,040	809,676	None	None	289,040	809,676	1,098,716	98,509		12/19/01	300
Lancaster	PA	170,304	413,960	None	None	170,304	413,960	584,264	50,364		12/19/01	300
Lancaster	PA	276,251	460,784	None	None	276,251	460,784	737,035	56,060		12/19/01	300
Lansdale	PA	255,864	256,229	None	None	255,864	256,229	512,093	31,173		12/19/01	300
Warminster	PA	294,111	343,494	None	None	294,111	343,494	637,605	41,790		12/19/01	300
Westerly	RI	485,230	569,890	None	None	485,230	569,890	1,055,120	69,335		12/19/01	300
Brownsville	TN	289,379	538,081	None	None	289,379	538,081	827,460	72,632		08/31/01	300
Memphis	TN	405,274	1,060,680	None	36,538	405,274	1,097,218	1,502,492	410,182	06/30/95	03/17/95	300
Millington	TN	285,613	530,630	None	None	285,613	530,630	816,243	71,632		08/31/01	300
Ripley	TN	231,552	430,232	None	None	231,552	430,232	661,784	58,079		08/31/01	300
Allen	TX	165,000	306,771	None	None	165,000	306,771	471,771	66,978	07/09/99	05/28/99	300
Bedford	TX	919,303	98,231	None	None	919,303	98,231	1,017,534	98,231		12/27/94	300
Brownwood	TX	288,225	640,160	34,121	1,683	288,225	675,964	964,189	425,395		12/28/87	300
Crockett	TX	90,780	420,880	None	None	90,780	420,880	511,660	338,537		12/17/85	300
Dallas	TX	242,025	479,170	None	None	242,025	479,170	721,195	252,456		06/25/91	300
Dallas	TX	742,507	None	None	196	742,507	196	742,703	26		04/13/95	300
El Campo	TX	98,060	454,631	None	141	98,060	454,772	552,832	367,232		11/25/85	300
Ennis	TX	173,250	384,793	None	None	173,250	384,793	558,043	252,777		12/28/87	300
Fort Worth	TX	223,195	492,067	None	None	223,195	492,067	715,262	269,338		06/26/91	300
Ft. Worth	TX	423,281	382,059	None	None	423,281	382,059	805,340	150,913		02/10/95	300
Gainesville	TX	89,220	413,644	None	None	89,220	413,644	502,864	353,047		12/18/84	300
Hillsboro	TX	75,992	352,316	6,801	181	75,992	359,298	435,290	306,544		08/01/84	300
Houston	TX	194,994	386,056	None	None	194,994	386,056	581,050	203,398		06/25/91	300

F39

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Houston	TX	184,175	364,636	None	None	184,175	364,636	548,811	192,113		06/25/91	300
Irving	TX	525,144	977,423	None	None	525,144	977,423	1,502,567	73,307		02/05/03	300
Killeen	TX	262,500	583,014	None	14,398	262,500	597,412	859,912	403,199		05/29/87	300
Lufkin	TX	105,904	490,998	None	None	105,904	490,998	596,902	399,013		10/08/85	300
Mesquite	TX	729,596	120,820	None	None	729,596	120,820	850,416	120,820		12/23/94	300
Mesquite	TX	134,940	625,612	None	None	134,940	625,612	760,552	496,874		03/20/86	300
Mexia	TX	93,620	434,046	None	None	93,620	434,046	527,666	349,128		12/18/85	300
New Braunfels	TX	185,500	411,997	None	191	185,500	412,188	597,688	282,618		03/26/87	300
Orange	TX	93,560	433,768	None	145	93,560	433,913	527,473	349,632		12/10/85	300
Plano	TX	847,078	1,573,913	None	None	847,078	1,573,913	2,420,991	159,685		06/27/02	300
Porter	TX	227,067	333,031	None	None	227,067	333,031	560,098	131,547		02/09/95	300
Rowlett	TX	126,933	585,986	None	None	126,933	585,986	712,919	478,125		09/06/85	300
Santa Fe	TX	304,414	623,331	None	None	304,414	623,331	927,745	169,280		03/23/98	300
Sealy	TX	197,871	391,753	None	None	197,871	391,753	589,624	206,400		06/25/91	300
Stafford	TX	214,024	423,733	None	None	214,024	423,733	637,757	223,248		06/26/91	300
Temple	TX	302,505	291,414	None	None	302,505	291,414	593,919	115,108		02/09/95	300
Texarkana	TX	311,263	578,266	None	None	311,263	578,266	889,529	78,063		08/31/01	300
Waxahachie	TX	326,935	726,137	None	325	326,935	726,462	1,053,397	477,040		12/29/87	300
Cedar City	UT	130,000	296,544	10,839	1,714	130,000	309,097	439,097	298,312		08/04/83	180
Sandy	UT	635,945	884,792	None	148	635,945	884,940	1,520,885	320,059		12/22/95	300
Colonial Heights	VA	350,000	425,146	None	None	350,000	425,146	775,146	34,720		12/26/02	300
Bennington	VT	118,823	673,551	None	None	118,823	673,551	792,374	81,947		12/19/01	300
Oak Harbor	WA	275,940	612,874	43,694	15,303	275,940	671,871	947,811	418,080		07/16/87	300
Spokane	WA	479,531	646,719	None	None	479,531	646,719	1,126,250	175,639		03/27/98	300
Tacoma	WA	198,857	921,947	None	1,860	198,857	923,807	1,122,664	807,911		05/29/84	300
Grafton	WI	149,778	332,664	None	None	149,778	332,664	482,442	220,654		10/29/87	300
Sturgeon Bay	WI	214,865	477,221	None	1,728	214,865	478,949	693,814	314,124		12/01/87	300
Oak Hill	WV	85,860	398,069	None	668	85,860	398,737	484,597	339,917		12/28/84	300
Laramie	WY	210,000	466,417	None	None	210,000	466,417	676,417	266,074		03/12/90	300
Sheridan	WY	117,160	543,184	None	None	117,160	543,184	660,344	436,913		12/31/85	300

Shoe Stores
Little Rock	AR	1,079,232	2,594,956	None	212	1,079,232	2,595,168	3,674,400	670,393		07/21/98	300
Houston	TX	1,096,376	2,300,690	None	286	1,096,376	2,300,976	3,397,352	670,987		09/05/97	300
Mesquite	TX	1,049,287	1,949,085	None	231	1,049,287	1,949,316	2,998,603	217,673		03/28/02	300
Midland	TX	544,075	1,322,431	None	None	544,075	1,322,431	1,866,506	363,556		02/02/98	300

Sporting Goods
Anchorage	AK	1,486,000	5,045,244	None	None	1,486,000	5,045,244	6,531,244	647,465		10/17/01	300

F40

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Fresno	CA	1,650,000	3,321,244	None	None	1,650,000	3,321,244	4,971,244	426,218		10/17/01	300
Daytona Beach	FL	608,790	2,557,564	None	None	608,790	2,557,564	3,166,354	112,354	09/10/03	04/18/03	300
Fort Meyers	FL	1,695,000	2,025,554	None	None	1,695,000	2,025,554	3,720,554	259,942		10/17/01	300
Gainesville	FL	1,296,000	2,234,554	None	None	1,296,000	2,234,554	3,530,554	286,764		10/17/01	300
Melbourne	FL	994,000	4,076,554	None	None	994,000	4,076,554	5,070,554	523,154		10/17/01	300
Orlando	FL	1,197,000	2,573,554	None	None	1,197,000	2,573,554	3,770,554	330,269		10/17/01	300
Geneva	IL	2,082,000	1,838,888	None	None	2,082,000	1,838,888	3,920,888	235,985		10/17/01	300
Bowie	MD	2,084,000	3,046,888	None	None	2,084,000	3,046,888	5,130,888	391,011		10/17/01	300
Glendale	NY	5,559,686	4,447,566	None	None	5,559,686	4,447,566	10,007,252	7,413		12/29/04	300
Mechanicsburg	PA	2,101,415	3,902,912	None	None	2,101,415	3,902,912	6,004,327	487,863		11/08/01	300
El Paso	TX	700,000	2,501,244	None	None	700,000	2,501,244	3,201,244	320,985		10/17/01	300
Fredericksburg	VA	1,941,000	2,979,888	None	None	1,941,000	2,979,888	4,920,888	382,413		10/17/01	300

Theaters
Fairbanks	AK	2,586,879	9,575	None	None	2,586,879	9,575	2,596,454	1,548		09/27/00	300
Huntsville	AL	2,810,868	14,308	None	None	2,810,868	14,308	2,825,176	2,313		09/27/00	300
Naples	FL	2,618,441	8,979,199	None	None	2,618,441	8,979,199	11,597,640	1,541,409		09/27/00	300
Chamblee	GA	4,329,404	14,942	None	None	4,329,404	14,942	4,344,346	2,227		09/27/00	300
Akron	OH	1,511,018	1,386	None	None	1,511,018	1,386	1,512,404	224		09/27/00	300
Columbus	OH	2,103,351	5,161,550	None	None	2,103,351	5,161,550	7,264,901	438,719		11/01/02	300
Hillsboro	OR	4,915,032	16,377	None	None	4,915,032	16,377	4,931,409	2,648		09/27/00	300
Portland	OR	2,793,001	9,942	None	None	2,793,001	9,942	2,802,943	1,607		09/27/00	300
Glen Allen	VA	1,314,065	9,748,457	None	None	1,314,065	9,748,457	11,062,522	1,673,449		09/27/00	300
Sterling	VA	4,546,305	33,325	None	None	4,546,305	33,325	4,579,630	4,826		09/27/00	300
Marysville	WA	1,988,142	None	None	None	1,988,142	—	1,988,142	—		07/27/00	300

Travel Plazas
Baltimore	MD	1,740,080	4,445,772	None	None	1,740,080	4,445,772	6,185,852	263,600	03/01/04	04/01/03	300

Video Rental
Birmingham	AL	392,795	865,115	None	None	392,795	865,115	1,257,910	252,266		09/30/97	300
Southington	CT	399,562	1,009,125	None	None	399,562	1,009,125	1,408,687	243,876		12/29/98	300
Port St. Lucie	FL	612,695	701,759	None	4	612,695	701,763	1,314,458	167,431	12/09/98	09/08/98	300
Tampa	FL	401,874	933,768	None	None	401,874	933,768	1,335,642	263,009		12/23/97	300
Atlanta	GA	652,551	763,360	None	None	652,551	763,360	1,415,911	184,499		12/18/98	300
Brunswick	GA	290,369	788,880	None	None	290,369	788,880	1,079,249	222,196		12/31/97	300
Norcross	GA	431,284	724,037	None	None	431,284	724,037	1,155,321	208,700		10/01/97	300
Plainfield	IN	453,645	908,485	None	None	453,645	908,485	1,362,130	252,747		01/30/98	300

F41

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Topeka	KS	285,802	966,286	None	None	285,802	966,286	1,252,088	272,169		12/19/97	300
Wichita	KS	289,714	797,856	None	None	289,714	797,856	1,087,570	195,490		11/23/98	300
Winchester	KY	355,474	929,177	None	None	355,474	929,177	1,284,651	243,131		06/30/98	300
Warren	MI	356,348	903,351	None	None	356,348	903,351	1,259,699	251,326		01/09/98	300
Centerville	OH	601,408	758,192	None	None	601,408	758,192	1,359,600	198,390		06/30/98	300
Dayton	OH	401,723	698,872	None	None	401,723	698,872	1,100,595	182,869		06/29/98	300
Forest Park	OH	328,187	921,232	None	None	328,187	921,232	1,249,419	262,534		11/14/97	300
Franklin	OH	337,572	777,943	None	None	337,572	777,943	1,115,515	219,044		12/30/97	300
Springboro	OH	261,916	897,489	None	None	261,916	897,489	1,159,405	225,876		09/21/98	300
Tulsa	OK	318,441	1,004,663	None	None	318,441	1,004,663	1,323,104	292,968		09/26/97	300
Bartlett	TN	420,000	674,437	None	1,757	420,000	676,194	1,096,194	150,662	05/12/99	02/23/99	300
Clarksville	TN	499,885	840,869	None	None	499,885	840,869	1,340,754	208,824		10/02/98	300
Columbia	TN	466,469	716,723	None	None	466,469	716,723	1,183,192	208,988		09/26/97	300
Hendersonville	TN	333,677	938,592	None	None	333,677	938,592	1,272,269	264,368		12/10/97	300
Jackson	TN	381,076	857,261	None	None	381,076	857,261	1,238,337	249,988		09/26/97	300
Memphis	TN	381,265	900,580	None	None	381,265	900,580	1,281,845	244,596		03/31/98	300
Murfreesboro	TN	406,056	886,293	None	None	406,056	886,293	1,292,349	258,446		09/26/97	300
Murfreesboro	TN	385,437	782,396	None	None	385,437	782,396	1,167,833	181,227		03/11/99	300
Smyrna	TN	302,372	836,214	None	None	302,372	836,214	1,138,586	243,848		09/02/97	300
Austin	TX	407,910	885,113	None	None	407,910	885,113	1,293,023	249,304		12/01/97	300
Beaumont	TX	293,919	832,154	None	57	293,919	832,211	1,126,130	242,667		09/05/97	300
Hurst	TX	373,084	871,163	None	None	373,084	871,163	1,244,247	225,050		07/29/98	300
Lubbock	TX	266,805	857,492	None	None	266,805	857,492	1,124,297	252,894		08/29/97	300
Woodway	TX	372,487	835,198	None	None	372,487	835,198	1,207,685	235,247		12/16/97	300
Hampton	VA	373,499	836,071	None	None	373,499	836,071	1,209,570	235,491		12/19/97	300
Virginia Beach	VA	551,588	797,260	None	None	551,588	797,260	1,348,848	219,149		02/23/98	300

Other
Oxford	AL	323,085	406,655	None	112	323,085	406,767	729,852	132,201		11/26/96	300
Escondido	CA	None	None	13,900	None	None	13,900	13,900	2,942		08/01/92	300
San Diego	CA	3,745,000	8,885,351	113,731	35,308	3,745,000	9,034,390	12,779,390	7,038,582	03/08/86	03/25/86	300
San Diego	CA	2,485,160	8,697,822	99,885	51,997	2,485,160	8,849,704	11,334,864	6,114,906	01/23/89	09/19/86	300
San Diego	CA	5,797,411	15,473,497	208,241	75,947	5,797,411	15,757,685	21,555,096	10,311,875	01/20/89	08/05/87	300
Deerfield Beach	FL	475,000	871,738	None	21,069	475,000	892,807	1,367,807	215,017		01/29/99	300
Venice	FL	259,686	362,562	4,535	None	259,686	367,097	626,783	118,790		11/26/96	300
Alpharetta	GA	2,133,759	0	1,601,504	40,872	2,133,759	1,642,376	3,776,135	21,401		06/30/99	300
Humble	TX	106,000	545,518	25,466	14,591	106,000	585,575	691,575	499,004		03/25/86	300
N. Richland Hills	TX	238,000	528,608	None	137	238,000	528,745	766,745	332,250		09/26/88	300
Crest Net Lease		3,693,611	6,366,667	None	None	3,693,611	6,366,667	10,060,278	—			N/A
Miscellaneous Investments			398,245	None	93,854	0	492,099	492,099	379,453			Various

		632,036,963	1,072,687,698	4,001,345	1,454,501	631,810,985	1,077,412,395	1,709,223,380	302,513,558

F42

Note 1.	One thousand five hundred twenty-eight of the properties are single unit retail outlets.
	One property located in Sheboygan, WI, one property located in Humble, TX and three other properties located in San Diego, CA are multi-tenant commercial properties.
	All properties were acquired on an all cash basis except one; no encumbrances were outstanding for the periods presented.

Note 2.	The aggregate cost for federal income tax purposes is $1,620,176,945.

Note 3.	The following is a reconciliation of total real estate carrying value for the years ended December 31:

		2004	2003	2002

	Balance at Beginning of Period	1,596,275,850	1,293,466,526	1,202,756,116

	Additions During Period:
	Acquisitions	215,313,869	371,642,275	139,432,916
	Equipment	—	15,000	—
	Improvements, Etc.	788,394	248,931	641,553
	Other (Leasing Costs)	323,271	392,080	376,818

	Total Additions	216,425,534	372,298,286	140,451,287

	Deductions During Period:
	Cost of Real Estate Sold	100,947,611	68,168,446	48,058,416
	Cost of Equipment Sold	40,718	16,000	57,500
	Other (Fully Amortized Commissions)	116,750	61,986	104,481
	Other (Provision for Impairment Losses)	2,372,925	1,242,530	1,520,480

	Total Deductions	103,478,004	69,488,962	49,740,877

	Balance at Close of Period	1,709,223,380	1,596,275,850	1,293,466,526

Note 4.	The following is a reconciliation of accumulated depreciation for the years ended:

	Balance at Beginning of Period	275,630,524	255,289,362	235,086,623

	Additions During Period - Provision for Depreciation	40,253,476	33,675,519	30,977,786

	Deductions During Period:
	Accumulated Depreciation of Real Estate and Equipment Sold	13,253,692	13,272,371	10,670,566
	Other (Fully Amortized Commissions)	116,750	61,986	104,481

	Balance at Close of Period	302,513,558	275,630,524	255,289,362

Note 5.	In 2004, a provisions for impairments was recorded on six properties.
	In 2003, a provisions for impairments was recorded on 11 properties.
	In 2002, a provisions for impairments were recorded on ten properties.

See accompanying independent auditors’ report

F43