Form 10-Q
period 2005-03-31
REALTY INCOME CORP
filed 2005-05-04
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005, or

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

(760) 741-2111

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                         YES ☒     NO ☐

There were 79,582,590 shares of common stock outstanding as of April 26, 2005.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒   No  ☐

REALTY INCOME CORPORATION

Form 10-Q

March 31, 2005

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

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

(dollars in thousands, except per share data)

	2005	2004
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$649,597	$624,558
Buildings and improvements	1,110,522	1,066,725
	1,760,119	1,691,283
Less accumulated depreciation and amortization	(309,489)	(301,728)
Net real estate held for investment	1,450,630	1,389,555
Real estate held for sale, net	18,525	17,155
Net real estate	1,469,155	1,406,710
Cash and cash equivalents	11,076	2,141
Accounts receivable	3,512	4,075
Goodwill	17,206	17,206
Other assets	22,273	12,183
Total assets	$1,523,222	$1,442,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$9,196	$9,115
Accounts payable and accrued expenses	14,698	9,579
Other liabilities	7,089	6,286
Line of credit payable	3,100	23,600
Notes payable	580,000	480,000
Total liabilities	614,083	528,580

Commitments and contingencies
Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000 shares authorized, 5,100,000 shares issued and outstanding	123,804	123,787
Common stock and paid in capital, par value $1.00 per share, 100,000,000 shares authorized, 79,582,705 and 79,301,630 shares issued and outstanding in 2005 and 2004, respectively	1,039,551	1,038,973
Distributions in excess of net income	(254,216)	(249,025)
Total stockholders’ equity	909,139	913,735
Total liabilities and stockholders’ equity	$1,523,222	$1,442,315

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31, 2005 and 2004

(dollars in thousands, except per share data)

(unaudited)

	2005	2004
REVENUE
Rental	$46,706	$41,094
Other	37	362
	46,743	41,456

EXPENSES
Interest	9,058	8,476
Depreciation and amortization	10,817	9,562
General and administrative	4,056	3,160
Property	880	707
Income taxes	198	153
	25,009	22,058
Income from continuing operations	21,734	19,398
Income from discontinued operations:
Real estate acquired for resale by Crest	833	3,276
Real estate held for investment	936	2,177
	1,769	5,453

Net income	23,503	24,851
Preferred stock dividends	(2,351)	(2,428)
Net income available to common stockholders	$21,152	$22,423

Basic and diluted amounts per common share:
Income from continuing operations	$0.24	$0.22
Net income	$0.27	$0.29
Weighted average common shares outstanding:
Basic	79,581,517	76,228,344
Diluted	79,659,364	76,321,278

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2005 and 2004

(dollars in thousands)

(unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,503	$24,851
Adjustments to net income:
Depreciation and amortization	10,817	9,562
Income from discontinued operations:
Real estate acquired for resale	(833)	(3,276)
Real estate held for investment	(936)	(2,177)
Cash from discontinued operations:
Real estate acquired for resale	(394)	(833)
Real estate held for investment	177	981
Investment in real estate acquired for resale	(7,794)	(10,366)
Intangibles acquired in connection with acquisitions of real estate acquired for resale	(1,346)	—
Proceeds from sales of real estate acquired for resale	7,746	31,048
Amortization of deferred stock compensation	537	348
Amortization of stock option costs	4	4
Change in assets and liabilities:
Accounts receivable and other assets	1,642	1,397
Accounts payable, accrued expenses and other liabilities	2,345	768

Net cash provided by operating activities	35,468	52,307

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties	6,580	5,965
Acquisition of and additions to investment properties	(74,786)	(107,211)
Intangibles acquired in connection with acquisitions of investment properties	(6,284)	—

Net cash used in investing activities	(74,490)	(101,246)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	100,700	121,500
Payments under lines of credit	(121,200)	(114,700)
Proceeds from stock offerings, net of offering costs of $3,725 in 2004	—	67,875
Proceeds from notes issued, net of costs of $2,979 in 2005	97,021	(27)
Distributions to common stockholders	(26,262)	(22,802)
Distributions to preferred stockholders	(2,351)	(2,428)
Proceeds from other common stock issuances	49	234

Net cash provided by financing activities	47,957	49,652
Net increase in cash and cash equivalents	8,935	713
Cash and cash equivalents, beginning of period	2,141	4,837
Cash and cash equivalents, end of period	$11,076	$5,550

For supplemental disclosures, see note 10.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

1.                   Management Statement

The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we” or “our”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Certain of the 2004 balances have been reclassified to conform to the 2005 presentation.  Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 2004, which are included in our 2004 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in such audited financial statements have been omitted from this report.

At March 31, 2005, we owned 1,560 properties containing over 12.1 million leasable square feet in 48 states, plus an additional five properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest Net”). Crest Net was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges, under Section 1031 of the Internal Revenue Code of 1986, as amended.

2.                   Summary of Significant Accounting Policies and Procedures

A. The accompanying consolidated financial statements include the accounts of Realty Income, Crest Net and other entities for which we make operating and financial decisions (control), after elimination of all material intercompany balances and transactions.  All of Realty Income and Crest Net’s subsidiaries are wholly-owned.

B. We have elected to be taxed as a REIT under the Code. We believe we have qualified and continue to qualify as a REIT. As a REIT, we will be permitted to deduct distributions paid to our stockholders and generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of Crest Net.

C. In accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations, (“SFAS 141”) the fair value of the real estate acquired with in-place operating leases is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases and tenant relationships, based in each case on their fair values.

The fair value of the tangible assets of an acquired property (which includes land and building and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building and improvements based on our determination of the relative fair value of these assets.  Our determinations are based on a real estate appraisal for each property, generated by an independent appraisal firm, which considered estimates of carrying costs during the expected lease-up periods, current market conditions as well as costs to execute similar leases.  In allocating the fair value to identified intangibles for above-market or below-market leases, an amount is recorded based on the present value of the difference between (i) the contractual amount to be paid pursuant to the in-place lease and (ii) our estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining non-cancelable term of the lease.

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases.

The aggregate value of other acquired intangible assets consists of value of in-place leases and tenant relationships.  These are measured by the excess of the purchase price paid for a property after adjusting for above or below market lease value less the estimated fair value of the property as if vacant, determined as set forth above. If management determines that there is no tenant relationship value, the remaining value is allocated to building and improvements.  The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

3.                   Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators.

A.  During the first three months of 2005, Realty Income and Crest Net invested $92.5 million in 34 new retail properties and properties under development.  These 34 properties are located in 13 states, will contain approximately 408,000 leasable square feet, and are 100% leased with an average initial lease term of 16.0 years.

In comparison, during the first three months of 2004, Realty Income and Crest Net invested $114.6 million in 128 new retail properties and properties under development.

Included in the new acquisitions during the first three months of 2005, Realty Income and Crest Net invested $68.4 million to acquire a portfolio of 24 existing properties net-leased to Rite Aid Corporation.  In accordance with SFAS 141, Realty Income recorded $6.9 million and Crest Net recorded $1.4 million as the value of in-place leases.  In addition, Realty Income recorded $657,000 and Crest Net recorded $35,000 as the value of below market rent on these leases.  These amounts are included in other assets and other liabilities on our consolidated balance sheet. These amounts are amortized over the lives of the respective leases; however, Crest Net does not amortize the value of in-place leases because its properties are held for sale.

B.  During the first three months of 2005, Realty Income invested $83.34 million in 31 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.6%.  These 31 properties are located in 12 states, will contain approximately 365,000 leasable square feet, and are 100% leased with an average initial lease term of 16.1 years.  The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.

In comparison, during the first three months of 2004, Realty Income invested $104.5 million in 115 new retail properties and properties under development with an initial weighted average contractual lease rate of 9.5%.

C.  During the first three months of 2005, Crest Net invested $9.14 million in three new retail properties and properties under development.

In comparison, during the first three months of 2004, Crest Net invested $10.1 million in 13 new retail properties and properties under development.

D.  Crest Net’s property inventory consisted of five properties with a total investment of $12.7 million at March 31, 2005 and eight properties with a total investment of $10.1 million at December 31, 2004.  These amounts are included on our consolidated balance sheets in real estate held for sale, net.

4.                   Bond Offering

In March 2005, we issued $100 million in aggregate principal amount of 5-7/8% senior unsecured bonds due 2035 (the “2035 Bonds”).  The price to the investor for the 2035 Bonds was 98.296% of the principal amount for an effective yield of 5.998%.  The net proceeds from this offering were used to repay borrowings under our $250 million unsecured acquisition credit facility and for other general corporate purposes.  Interest on the 2035 Bonds is paid semiannually.

5.                   Gain on Sales of Real Estate Acquired for Resale by Crest Net

During the first quarter of 2005, Crest Net sold six properties for $7.7 million, which resulted in a gain of $1.2 million.  In comparison, during the first quarter of 2004, Crest Net sold 19 properties for $31.0 million, which resulted in a gain of $4.1 million.  These gains on sales are reported before income taxes and are included in discontinued operations.

6.                   Gain on Sales of Investment Properties by Realty Income

During the first quarter of 2005, we sold four investment properties, plus the sale of a portion of land on one property for $6.6 million, which resulted in a gain of $822,000.  In comparison, during the first quarter of 2004, we sold nine investment properties for $6.0 million, which resulted in a gain of $1.5 million. These gains are included in discontinued operations.

7.                   Discontinued Operations

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), Realty Income’s operations from 10 investment properties classified as held for sale at March 31, 2005, plus properties sold in 2005 and 2004, were reported as discontinued operations.  Their respective results of operations were reclassified to “income from discontinued operations, real estate held for investment.”  We classify properties as held for sale in accordance with SFAS 144.  We do not depreciate properties that are classified as held for sale.

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

The following is a summary of Crest Net’s “income from discontinued operations, real estate acquired for resale” for the three months ended March 31, 2005 and 2004 (dollars in thousands):

Crest Net’s income from discontinued operations, real estate acquired for resale	Three months ended 3/31/05	Three Months Ended 3/31/04
Gain on sales of real estate acquired for resale	$1,226	$4,109
Rental revenue	281	1,001
Other revenue	1	—
Interest expense	(147)	(235)
General and administrative expense	(139)	(124)
Property expenses	(25)	(8)
Income taxes	(364)	(1,467)

Income from discontinued operations, real estate acquired for resale by Crest	$833	$3,276

The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” for the three months ended March 31, 2005 and 2004 (dollars in thousands):

Realty Income’s income from discontinued operations, real estate held for investment	Three months ended 3/31/05	Three Months Ended 3/31/04
Gain on sales of investment properties	$822	$1,450
Rental revenue	264	996
Other revenue	—	106
Depreciation and amortization	(47)	(254)
Property expenses	(87)	(121)
Provisions for impairments	(16)	—

Income from discontinued operations, real estate held for investment	$936	$2,177

The following is a summary of our total discontinued operations for the three months ended March 31, 2005 and 2004 (dollars in thousands):

Total income from discontinued operations	Three months ended 3/31/05	Three months ended 3/31/04
Income from discontinued operations:
Real estate acquired for resale by Crest	$833	$3,276
Real estate held for investment	936	2,177

Income from discontinued operations	$1,769	$5,453
Per common share, basic and diluted	$0.02	$0.07

8.                   Distributions Paid and Payable

A.  We pay monthly distributions to our common stockholders.  The following is a summary of the monthly cash distributions per common share paid during the first three months of 2005 and 2004.

Month	2005	2004
January	$0.11	$0.10
February	0.11	0.10
March	0.11	0.10

Total	$0.33	$0.30

At March 31, 2005, a distribution of $0.110625 per common share was payable and was paid on April 15, 2005.

B.  In May 2004 and October 2004, in aggregate, we issued a total of 5.1 million shares of 7-3/8% Monthly Income Class D preferred stock.  The first dividend for the Class D preferred stock was paid on July 15, 2004.  Beginning May 27, 2009, the Class D preferred shares are redeemable at our option for $25.00 per share.  During the first quarter of 2005, we paid three monthly dividends to holders of our Class D preferred stock of $0.1536459 per share, totaling $2.4 million.

C.  In May 1999, we issued 2,760,000 shares of 9-3/8% Class B cumulative redeemable preferred stock, of which 2,745,700 shares were outstanding in the first quarter of 2004.  We paid dividends to holders of our Class B preferred stock totaling $1.6 million during the first quarter of 2004.  In June 2004, all of the outstanding Class B preferred shares were redeemed.

D.  In July 1999, we issued 1,380,000 shares of 9-1/2% Class C cumulative redeemable preferred stock, all of which were outstanding in the first quarter of 2004.  We paid monthly dividends to holders of our Class C preferred stock totaling $819,000 during the first quarter of 2004.  In July 2004, all of the outstanding Class C preferred shares were redeemed.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended 3/31/05	Three months ended 3/31/04
Weighted average shares used for the basic net income per share computation	79,581,517	76,228,344
Incremental shares from the assumed exercise of stock options	77,847	92,934
Adjusted weighted average shares used for diluted net income per share computation	79,659,364	76,321,278

No stock options were anti-dilutive for the three months ended March 31, 2005 and 2004.

10.            Supplemental Disclosures of Cash Flow Information

Interest paid during the first three months of 2005 was $5.9 million and for the first three month of 2004 was $5.7 million.

Interest capitalized to properties under development was $178,000 in the first three months of 2005 and $141,000 in the first three months of 2004.

Income taxes paid by Realty Income and Crest Net in the first three months of 2005 totaled $304,000 and for the first three months of 2004 totaled $2.2 million.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.                     Restricted stock grants resulted in the following (dollars in thousands):

	2005	2004
Common stock and paid in capital	$7,001	$3,736
Common stock and paid in capital, deferred stock compensation	(7,001)	(3,736)

B.                       In 2005, accrued costs on properties under development resulted in buildings and accounts payable being increased by $2.9 million.

C.                       Distributions payable on our balance sheets is comprised of the following accrued distributions (dollars in thousands):

	March 31, 2005	December 31, 2004
Common stock distributions	$8,804	$8,723
Preferred stock dividends	392	392

11.            Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our properties into 31 industry and activity segments (including properties owned by Crest Net that are grouped together as a segment).  All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the industry and activities of the respective properties as of March 31, 2005 (dollars in thousands):

Revenue	Three months ended 3/31/05	Three months ended 3/31/04
Segment rental revenue:
Automotive parts	$1,678	$1,671
Automotive service	3,709	3,173
Automotive tire services	3,702	3,369
Child care	6,121	6,341
Convenience stores	8,884	6,847
Drug stores	795	61
Health and fitness	1,785	1,650
Home furnishings	1,793	1,792
Motor vehicle dealerships	1,029	12
Restaurants	4,305	4,030
Sporting goods	1,687	1,483
Theaters	1,660	1,507
19 non-reportable segments (1)	9,558	9,158
Other revenue	37	362

Total revenue	$46,743	$41,456

(1) Crest Net’s revenues appear in “income from discontinued operations, real estate acquired for resale by Crest.”

Assets as of:	3/31/05	12/31/04
Net real estate
Automotive parts	$40,689	$41,153
Automotive service	109,143	109,836
Automotive tire services	132,136	133,296
Child care	108,160	109,523
Convenience stores	320,449	321,746
Drug stores	55,351	2,320
Health and fitness	59,905	58,647
Home furnishings	56,563	57,021
Motor vehicle dealerships	52,597	40,786
Restaurants	120,722	116,534
Sporting goods	59,129	59,535
Theaters	51,597	51,837
19 non-reportable segments	302,714	304,476

Total net real estate	1,469,155	1,406,710
Non-real estate assets	54,067	35,605

Total assets	$1,523,222	$1,442,315

12.            Stock Option Plan

Effective January 1, 2002, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and beginning in 2002 started expensing the costs for all stock option awards granted, modified, or settled after January 1, 2002.

For the first three months of 2005 and 2004, the provisions of Statement No. 123 had no impact on net income available to common stockholders or on basic and diluted earnings per share.

13.            Commitments and Contingencies

In the ordinary course of our business, we are party to various legal actions that we believe are routine in nature and incidental to the operation of our business. We believe the outcome of the proceedings will not have a material adverse effect upon our consolidated statements taken as a whole.

At March 31, 2005, we have committed to pay estimated unfunded development costs of $22.8 million on properties under development. We also have contingent payments for tenant improvements and leasing costs of $1.0 million.

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

•                  The outcome of any legal proceedings to which we are a party; and,

•                  Acts of terrorism and war.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

At March 31, 2005, we owned a diversified portfolio:

•                  Of 1,560 retail properties;

•                  With an occupancy rate of 97.9%, or 1,527 properties occupied of the 1,560 properties in the portfolio;

•                  Leased to 95 different retail chains doing business in 30 separate retail industries;

•                  Located in 48 states;

•                  With over 12.1 million square feet of leasable space; and

•                  With an average leasable retail space per property of 7,800 square feet.

Of the 1,560 properties in the portfolio, 1,555, or 99.7%, are single-tenant, retail properties and the remaining five are multi-tenant properties. At March 31, 2005, 1,523, or 97.9%, of the 1,555 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.9 years.

In addition, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., owned five properties with a total investment of $12.7 million at March 31, 2005. These properties are classified as held for sale on our consolidated balance sheet.  Crest Net was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended.

We typically acquire retail store properties under long-term leases with retail chain store operators. These transactions generally provide capital to owners of retail real estate and retail chains for expansion or other corporate purposes. Our acquisition and investment activities are concentrated in well-defined target markets and generally focus on retailers providing goods and services that satisfy basic consumer needs.

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

We believe that owning an actively managed, diversified portfolio of retail properties under long-term, net leases produces consistent and predictable income.  Under a net-lease agreement, the tenant agrees to pay monthly rent and property operating expenses (taxes, maintenance and insurance) plus, typically, future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases, or to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that owning a portfolio of properties under long-term leases, coupled with the tenant’s responsibility for property expenses, generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

We generally provide sale-leaseback financing to less than investment grade retail chains. From 1970 through December 31, 2004, we acquired and leased back to regional and national retail chains 1,678 properties (including 171 properties that have been sold) and have collected approximately 98% of the original contractual rent obligations on those properties. We believe that within this market we can achieve an attractive risk-adjusted return on the financing we provide to retailers.

RECENT DEVELOPMENTS

Issuance of 30-Year Bonds

In March 2005, Realty Income issued $100 million in aggregate principal amount of 30-year, 5-7/8% senior unsecured bonds due 2035.  The price to the investor for the bonds was 98.296% of the principal amount for an effective yield of 5.998%.  The securities are rated BBB by Fitch Ratings, Baa2 by Moody’s Investors Service and BBB by Standard & Poor’s Ratings Group.  The net proceeds from the offering were used to repay borrowings under our $250 million unsecured acquisition credit facility and for other general corporate purposes.

One Billion Dollars of Dividends Paid

With the payment of the January 2005 dividend, Realty Income and its predecessors have paid in excess of $1 billion in common stock dividends since inception. In addition, since October 1994 when we began trading on the New York Stock Exchange, shareholders have enjoyed regular increases in the amount of the dividend. The annualized dividend amount has grown from $0.90 per share in 1994 to $1.3275 per share in April 2005, an increase of 47.5%.  The April 2005 annualized dividend amount increased by 9.9% as compared to the April 2004 annualized dividend amount of $1.2075 per share.

Acquisitions during the first quarter of 2005

Realty Income and Crest Net Acquisitions

Realty Income and Crest Net invested $92.5 million in 34 new properties and properties under development. These 34 properties are located in 13 states and are 100% leased with an initial average lease term of 16.0 years.

Acquisition of 24 Rite Aid Properties

Included in the new acquisitions is $68.4 million we invested in February to acquire a portfolio of 24 Rite Aid drug store properties.  Of the 24 properties acquired, 21 were purchased by Realty Income for an aggregate of $59.5 million and three were purchased by Crest Net Lease for an aggregate of $8.9 million.  The properties are all existing stores that are net-leased to the Rite Aid Corporation with an average lease term of 14.2 years.

Realty Income Acquisitions

Realty Income invested $83.34 million in 31 new properties and properties under development with an initial weighted average contractual lease rate of 8.6%. These 31 properties are located in 12 states, are 100% leased with an initial average lease term of 16.1 years and will contain over 365,000 leasable square feet.  The 31 new properties acquired by Realty Income are net-leased to three different retail chains in the drug store, motor vehicle dealership, and restaurant industries. At March 31, 2005, six new properties acquired during 2005 were leased and under contract for development by the tenant (with development costs funded by Realty Income or Crest Net) with rent scheduled to begin at various times during the next 12 months.

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

Crest Net Acquisitions

Crest Net invested $9.14 million in three new retail properties and properties under development.

Investments in Existing Properties

In the first quarter of 2005, we capitalized costs of $626,000 on existing properties in our portfolio, consisting of $344,000 for re-leasing costs and $282,000 for building improvements.

Net Income Available to Common Stockholders

Net income available to common stockholders was $21.2 million in the first quarter of 2005 versus $22.4 million in the same quarter of 2004, a decrease of $1.2 million. On a diluted per common share basis, net income was $0.27 per share in the first quarter of 2005 as compared to $0.29 per share in the same quarter of 2004.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during the first quarter of 2005 was $822,000 as compared to $1.5 million for the first quarter of 2004.  The gain recognized from the sales of properties acquired for resale during the first quarter of 2005 was $1.2 million as compared to $4.1 million for the first quarter of 2004.

Funds from Operations (FFO)

In the first quarter of 2005, our FFO increased by $402,000, or 1.3%, to $31.2 million versus $30.8 million in the first quarter of 2004.  On a diluted per common share basis, FFO was $0.39 in the first quarter of 2005 compared to $0.40 for the first quarter of 2004, a decrease of $0.01 or 2.5%.  See our discussion of FFO later in this section for a reconciliation of net income available to common stockholders to FFO.

Crest Net Property Sales

During the first quarter of 2005, Crest Net sold six properties from its inventory for an aggregate of $7.7 million, which resulted in a gain of $1.2 million.  This gain is included in “income from discontinued operations, real estate acquired for resale by Crest.”

Crest Net’s Property Inventory

Crest Net’s property inventory at March 31, 2005 and December 31, 2004 totaled $12.7 million and $10.1 million, respectively.  These amounts are included in real estate held for sale, net, on our consolidated balance sheet.

The financial statements of Crest Net are consolidated into Realty Income’s financial statements. All material intercompany transactions have been eliminated in consolidation.

Sales of Investment Properties by Realty Income

During the first quarter of 2005, we sold four properties and a portion of land from one property for an aggregate of $6.6 million, which resulted in a gain of $822,000. The four properties consisted of one automotive tire service location, one child care location, one motor vehicle dealership location and one restaurant.  Gains on sales of investment properties by Realty Income are included in “income from discontinued operations, real estate held for investment.”  The net proceeds from the sale of these properties were used to repay outstanding indebtedness on our credit facility and to invest in new properties.

Increases in Monthly Distributions to Common Stockholders

We continue our 36-year policy of paying distributions monthly.  Monthly distributions per share were increased by $0.000625 in April 2005 to $0.110625.  The increase in April 2005 was our 30th consecutive quarterly increase and the 33rd increase in the amount of our dividend since our listing on the NYSE in 1994. In the first three months of 2005, we paid three monthly cash distributions in the amount of $0.11, totaling $0.33 per share. In March 2005 and April 2005, we declared distributions of $0.110625 per share, which were paid on April 15, 2005 and will be paid on May 16, 2005, respectively.

The monthly distribution of $0.110625 per share represents a current annualized distribution of $1.3275 per share, and an annualized distribution yield of approximately 5.5% based on the last reported sale price of our common stock on the NYSE of $24.31 on April 26, 2005. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be in any future period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves

Realty Income is organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At March 31, 2005, we had cash and cash equivalents totaling $11.1 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity are sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facility.

$250 Million Bank Credit Facility

We have a $250 million revolving, unsecured credit facility that expires in October 2005. Realty Income’s current investment grade credit ratings provide for financing under the $250 million credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 90 basis points with a facility fee of 20 basis points, for all-in drawn pricing of 110 basis points over LIBOR.  At April 26, 2005, we had a borrowing capacity of $245.4 million available on our credit facility and an outstanding balance of $4.6 million at an effective interest rate of 3.9%.  We regularly evaluate our credit facility and may seek to extend, renew or replace our credit facility, to the extent we deem appropriate.

The credit facility is expected to be used to acquire additional retail properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk.

Mortgage Debt

We have no mortgage debt on any of our properties.

Universal Shelf Registration of $800 Million

In February 2004, we filed a universal shelf registration statement with the SEC registering the issuance, from time to time, of up to $800 million in aggregate value of common stock, preferred stock and debt securities.  At April 26, 2005, $500.4 million remained available for issuance under our universal shelf registration statement.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At April 26, 2005, our total outstanding credit facility borrowings and outstanding notes were $584.6 million or approximately 22.1% of our total market capitalization of $2.65 billion. We define our total market capitalization at April 26, 2005 as the sum of:

•                  Shares of our common stock outstanding of 79,582,590 multiplied by the last reported sales price of our common stock on the NYSE of $24.31 per share, or $1.93 billion;

•                  Aggregate liquidation value of the Class D preferred stock of $127.5 million;

•                  Outstanding borrowings of $4.6 million on our credit facility; and

•                  Outstanding notes of $580.0 million.

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

Notes Outstanding

In March 2005, we issued $100 million of 5-7/8%, 30-year, senior unsecured bonds due 2035.  Interest on these bonds is paid semiannually.

In November 2003, we issued $150 million of 5-1/2%, 12-year, senior unsecured notes due 2015.  Interest on these notes is paid semiannually.

In March 2003, we issued $100 million of 5-3/8%, 10-year, senior unsecured notes due 2013.  Interest on these notes is paid semiannually.

In January 1999, we issued $20 million of 8% senior unsecured notes due 2009. Interest on these notes is paid semiannually.

In October 1998, we issued $100 million of 8-1/4% senior unsecured notes due 2008. Interest on these notes is paid monthly.

In May 1997, we issued $110 million of 7-3/4% senior unsecured notes due 2007. Interest on these notes is paid semiannually.

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

All of our outstanding notes have fixed interest rates.  Our credit facility interest rate is variable.

The following table summarizes the maturity of each of our obligations as of March 31, 2005 (dollars in millions):

Table of Obligations

Year of Maturity	Credit Facility (1)	Notes	Interest (2)	Other (3)	Totals
2005	$3.1	$—	$28.5	$23.8	$55.4
2006	—	—	37.9	—	37.9
2007	—	110.0	32.3	—	142.3
2008	—	100.0	28.3	—	128.3
2009	—	20.0	19.6	—	39.6
Thereafter	—	350.0	213.7	—	563.7

Totals	$3.1	$580.0	$360.3	$23.8	$967.2

(1)   The credit facility balance was $4.6 million as of April 26, 2005.

(2)   Interest on credit facility and notes has been calculated based on outstanding balances as of March 31, 2005 through their respective maturity dates.

(3)   Other consists of $22.8 million of estimated unfunded costs on properties under development and $1.0 million of contingent payments for tenant improvements and leasing costs.

Our credit facility and note obligations are unsecured.  Accordingly, we have not pledged any assets as collateral for these obligations.

Preferred Stock Outstanding

In May and October 2004, in aggregate, we issued 5.1 million shares of 7.375% Class D cumulative redeemable preferred stock.  Beginning May 27, 2009, the Class D preferred shares are redeemable at our option for $25.00 per share, plus any accrued and unpaid dividends.  Dividends on the Class D preferred are paid monthly in arrears.

No Off-Balance Sheet Arrangements or Unconsolidated Investments

Realty Income and its subsidiaries have no unconsolidated or off-balance sheet investments in “variable interest entities” or off-balance sheet financing, nor do we engage in trading activities involving energy or commodity contracts or other derivative instruments.

As we have no joint ventures, off-balance sheet entities, or mandatory redeemable preferred stock, our financial position or results of operations are currently not affected by Financial Accounting Standard Board Interpretation No. 46R, Consolidation of Variable Interest Entities and Statement of Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Distributions

Distributions are paid to our common stockholders and Class D preferred stockholders on a monthly basis if, as and when declared by our Board of Directors. The Class D preferred stockholders receive cumulative distributions at a rate of 7.375% per annum on the $25 per share liquidation preference (equivalent to $1.84375 per annum per share).

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains) and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains). In 2004, our cash distributions totaled $106.5 million, or approximately 107.8% of our estimated REIT taxable income of $98.8 million. Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization. We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. During the first quarter of 2005, our cash distributions to common stockholders totaled $26.3 million, representing 84.3% of our funds from operations available to common stockholders of $31.2 million.

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

RESULTS OF OPERATIONS

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our consolidated financial statements are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions.

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation of buildings and improvements is computed using the straight—line method over an estimated useful life of 25 years. If we use a shorter or longer estimated useful life it could have a material impact on our results of operations. We believe that 25 years is an appropriate estimate of useful life. No depreciation has been recorded on Crest Net’s properties because they are held for sale.

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

The following is a comparison of our results of operations for the three months ended March 31, 2005 to the three months ended March 31, 2004.

Rental revenue

Rental revenue was $46.7 million for the first quarter of 2005 versus $41.1 million for the first quarter of 2004, an increase of $5.6 million, or 13.6%.  The increase in rental revenue in the first quarter of 2005 is attributable to:

•                  The 31 retail properties acquired by Realty Income in 2005, which generated $828,000 in the first quarter;

•                  The 172 retail properties acquired by Realty Income in 2004, which generated $4.2 million in the first quarter of 2005 compared to $451,000 in the first quarter of 2004, an increase of $3.7 million;

•                  Same store rents generated on 1,288 properties during the first quarters of 2005 and 2004 increased by $274,000, or 0.7%, to $39.76 million from $39.49 million.  These properties were leased during all of both the first three months of 2005 and 2004;

•                  An increase in straight-line rent of $816,000 in the first quarter of 2005 as compared to the first quarter of 2004; and

•                  There was no change relating to the aggregate of (i) development properties acquired before 2004 that started paying rent in 2004, (ii) properties that were vacant during part of 2005 or 2004 and (iii) lease termination settlements.  These items totaled $1.2 million in aggregate in both the first quarter of 2005 and 2004.

Of the 1,560 properties in the portfolio at March 31, 2005, 1,555, or 99.7%, are single-tenant properties and the remaining five are multi-tenant properties. Of the 1,555 single-tenant properties, 1,523, or 97.9%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.9 years at March 31, 2005. Of our 1,523 leased single-tenant properties, 1,403, or 92.1%, were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index with adjustment ceilings;

•                  Fixed increases;

•                  To a lesser degree, overage rent based on a percentage of the tenants’ gross sales; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $111,000 in the first quarter of 2005 and $310,000 in the first quarter of 2004. Percentage rent in the first quarter of 2005 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2005.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At March 31, 2005, our portfolio of 1,560 retail properties was 97.9% leased with 33 properties available for lease, one of which is a multi-tenant property. As of April 26, 2005, transactions to lease or sell 10 of the 33 properties available for lease at March 31, 2005 were underway or completed. We anticipate these transactions will be completed during the next six months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time, however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Interest Expense

Interest expense was $582,000 higher in the first quarter of 2005 than in the first quarter of 2004 primarily due to higher average outstanding balances. The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended 3/31/05	Three months ended 3/31/04
Interest on our credit facility and notes	$8,653	$8,128
Interest included in discontinued operations from real estate acquired for resale by Crest	(147)	(235)
Amortization of settlements on treasury lock agreements	189	189
Credit facility commitment fees	127	127
Amortization of credit facility origination costs and deferred bond financing costs	414	408
Interest capitalized	(178)	(141)

Interest expense	$9,058	$8,476

Credit facilities and notes outstanding	Three months Ended 3/31/05	Three months Ended 3/31/04
Average outstanding balances (in thousands)	$540,855	$505,719
Average interest rates	6.49%	6.46%

At April 26, 2005, the weighted average interest rate on our:

•                  Credit facility borrowings of $4.6 million was 3.9%;

•                  Notes payable of $580 million was 6.5%; and

•                  Combined outstanding credit facility and notes of $584.6 million was 6.5%.

Interest on our outstanding credit facility and notes increased primarily due to higher average outstanding note balances in 2005.

Interest Coverage Ratio

Our interest coverage ratio was 4.7 times for the three months ended March 31, 2005 and 5.0 times for the first three months of 2004.  Interest coverage ratio is calculated as: the interest coverage amount (calculated in the following table) divided by interest expense, including interest attributable to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities to our interest coverage amount (dollars in thousands):

	Three months ended 3/31/05	Three months ended 3/31/04
Net cash provided by operating activities	$35,468	$52,307
Interest expense	9,058	8,476
Interest expense included in discontinued operations (1)	147	235
Income taxes	198	153
Income taxes included in discontinued operations (1)	364	1,467
Investment in real estate acquired for resale (1)(2)	9,140	10,366
Proceeds from sales of real estate acquired for resale (1)	(7,746)	(31,048)
Gain on sales of real estate acquired for resale (1)	1,226	4,109
Amortization of deferred stock compensation	(537)	(348)
Amortization of stock option costs	(4)	(4)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,642)	(1,397)
Accounts payable, accrued expenses and other liabilities	(2,345)	(768)

Interest coverage amount	$43,327	$43,548

Divided by interest expense (3)	$9,205	$8,711

Interest coverage ratio	4.7	5.0

(1)          Crest Net activities.

(2)          The 2005 amount includes intangibles recorded in connection with acquisitions of real estate acquired for resale of $1,346.

(3)          Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Fixed Charge Coverage Ratio

Our fixed charge coverage ratio was 3.7 times for the three months ended March 31, 2005 and 3.9 times for the first three months of 2004. Fixed charge coverage ratio is calculated in the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	Three months ended 3/31/05	Three months ended 3/31/04
Interest coverage amount	$43,327	$43,548
Divided by interest expense plus preferred stock dividends (1)	$11,556	$11,139

Fixed charge coverage ratio	3.7	3.9

(1) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Depreciation and Amortization

Depreciation and amortization was $10.8 million in the first quarter of 2005 versus $9.6 million in the first quarter of 2004. The increase in depreciation and amortization was due to the acquisition of properties in 2005 and 2004, which was partially offset by property sales in these years.

General and Administrative Expenses

General and administrative expenses increased by $900,000 to $4.1 million in the first quarter of 2005 versus $3.2 million in the first quarter of 2004.  In the first quarter of 2005, general and administrative expenses as a percentage of total revenue increased to 8.7% as compared to 7.6% in the first quarter of 2004.  General and administrative expenses increased primarily due to increases in accounting fees, increases in payroll and employee benefits, costs related to corporate governance, including costs of compliance with the Sarbanes-Oxley Act of 2002.

As our property portfolio has grown and continues to grow, we have increased, and anticipate that we will continue to gradually increase the level of our staffing. We expect general and administrative expenses to continue to increase due to costs attributable to payroll, staffing costs and corporate governance.

At April 26, 2005, we had 67 permanent employees and six temporary employees as compared to May 1, 2004 when we had 61 permanent employees and five temporary employees.  The temporary employees have been working on a record retention project that is expected to conclude around the end of 2005.

Property Expenses

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At March 31, 2005, 33 properties were available for lease, as compared to 32 at December 31, 2004 and 23 at March 31, 2004.

Property expenses were $880,000 in the first quarter of 2005 and $707,000 in the first quarter of 2004.  The $173,000 increase in property expenses in the first three months of 2005 is primarily attributable to an increase in bad debt expense.

Income Taxes

Income taxes were $198,000 in the first quarter of 2005 as compared to $153,000 in the first quarter of 2004.  These amounts are for city and state income taxes paid by Realty Income.  The increase in 2005 is due to an increase in rental revenue causing higher income tax expense.

In addition, Crest Net incurred state and federal income taxes of $364,000 in the first quarter of 2005 as compared to $1.5 million in the first quarter of 2004. The decrease in 2005 as compared to 2004 is due to lower taxable income, primarily attributable to a lower gain on sales of real estate acquired for resale. These amounts are included in “income from discontinued operations, real estate acquired for resale by Crest.”

Discontinued Operations

Crest Net acquires properties with the intention of reselling them rather than holding them as investments and operating the properties.  Consequently, we classify properties acquired by Crest Net as held for sale at the date of acquisition and do not depreciate them.  The operation of Crest Net’s properties is classified as “income from discontinued operations, real estate acquired for resale by Crest.”

The following is a summary of Crest Net’s “income from discontinued operations, real estate acquired for resale” for the three months ended March 31, 2005 and 2004 (dollars in thousands):

Crest Net’s income from discontinued operations, real estate acquired for resale	Three months ended 3/31/05	Three months ended 3/31/04
Gain on sales of real estate acquired for resale	$1,226	$4,109
Rental revenue	281	1,001
Other revenue	1	—
Interest expense	(147)	(235)
General and administrative expense	(139)	(124)
Property expenses	(25)	(8)
Income taxes	(364)	(1,467)

Income from discontinued operations, real estate acquired for resale by Crest	$833	$3,276

Per common share, basic and diluted	$0.01	$0.04

Realty Income’s operations from 10 properties listed as held for sale at March 31, 2005, plus properties sold after 2001 have been classified as discontinued operations.  The following is a summary of our discontinued operations from real estate held for investment for the three months ended March 31, 2005 and 2004 (dollars in thousands):

Realty Income’s income from discontinued operations, real estate held for investment	Three months ended 3/31/05	Three months ended 3/31/04
Gain on sales of investment properties	$822	$1,450
Rental revenue	264	996
Other revenue	—	106
Depreciation and amortization	(47)	(254)
Property expenses	(87)	(121)
Provisions for impairments	(16)	—
Income from discontinued operations, real estate held for investment	$936	$2,177

Per common share, basic and diluted	$0.01	$0.03

The following is a summary of our total discontinued operations for the three months ended March 31, 2005 and 2004 (dollars in thousands):

Realty Income and Crest Net’s Income from discontinued operations	Three months ended 3/31/05	Three months ended 3/31/04
Real estate acquired for resale by Crest	$833	$3,276
Real estate held for investment	936	2,177

Income from discontinued operations	$1,769	$5,453

Per common share, basic and diluted	$0.02	$0.07

Gain on Sales of Real Estate Acquired for Resale by Crest Net

In the first quarter of 2005, Crest Net sold six properties for $7.7 million, which resulted in a gain of $1.2 million. In comparison, during the first quarter of 2004, Crest Net sold 19 properties for $31.0 million, which resulted in a gain of $4.1 million.  These gains on sales of real estate are reported before income taxes and are included in discontinued operations.

At March 31, 2005, Crest Net had $12.7 million invested in five properties, which are held for sale. Our goal is for Crest Net to carry an average inventory of $20 to $25 million in real estate.  Crest Net generates an earnings spread on the difference between the lease payments it receives on the properties held in inventory and the cost of capital used to acquire properties.  It is our belief that at this level of inventory, rental revenue will exceed the ongoing operating expenses of Crest Net without any property sales.

Gain on Sales of Investment Properties by Realty Income

In the first quarter of 2005, we sold four investment properties and a portion of land on one property for a total of $6.6 million and recognized a gain of $822,000. In comparison, during the first quarter of 2004, we sold nine investment properties for a total of $6.0 million and recognized a gain of $1.5 million. These gains are included in discontinued operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At March 31, 2005, we classified real estate with a carrying amount of $18.5 million as held for sale, which includes $12.7 million in properties owned by Crest Net.  Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $15 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Provisions for Impairments

Impairment of $16,000 was recorded on one property in the first quarter 2005 and no impairments were taken in the first quarter of 2004.  This impairment is included in income from discontinued operations, real estate held for investment.

Preferred Stock Dividends

We had preferred stock cash dividends of $2.35 million in the first quarter of 2005 as compared to $2.43 million in the first quarter of 2004.  The decrease in 2005 is due to a lower dividend rate in our Class D preferred stock than on our Class B and Class C preferred stock which was partially offset by more preferred shares being outstanding in the first quarter of 2005 than in the first quarter of 2004.

Net Income Available to Common Stockholders

Net income available to common stockholders in the first quarter of 2005 was $21.2 million as compared to $22.4 million in the first quarter of 2004.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period, based on the timing of property sales, and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during the first quarter of 2005 was $822,000 as compared to $1.5 million for the first quarter of 2004.  The gain recognized from the sales of properties acquired for resale during the first quarter of 2005 was $1.2 million as compared to $4.1 million for the first quarter of 2004.

FUNDS FROM OPERATIONS (FFO)

AVAILABLE TO COMMON STOCKHOLDERS

FFO for the first quarter of 2005 increased by $402,000, or 1.3%, to $31.2 million as compared to $30.8 million in the first quarter of 2004. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO.  Also presented is information regarding distributions paid to common stockholders and the diluted weighted average number of shares outstanding for the first three months of 2005 and 2004 (dollars in thousands, except per share amounts):

	Three months ended 3/31/05	Three months ended 3/31/04
Net income available to common stockholders	$21,152	$22,423
Depreciation and amortization:
Continuing operations	10,817	9,562
Discontinued operations	47	254
Depreciation of furniture, fixtures and equipment	(32)	(29)
Gain on sales of investment properties	(822)	(1,450)

Total funds from operations	$31,162	$30,760
FFO per common share, basic and diluted	$0.39	$0.40

Distributions paid to common stockholders	$26,262	$22,802

FFO in excess of distributions to common stockholders	$4,900	$7,958

Diluted weighted average number of shares outstanding	79,659,364	76,321,278

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

(in thousands)	Three months ended 3/31/05	Three months ended 3/31/04
Provisions for impairments	16	—
Amortization of settlements on treasury lock agreements(1)	189	189
Amortization of deferred note financing costs(2)	234	228
Amortization of deferred stock compensation and stock option costs	541	352
Straight line rent(3)	(747)	69
Capitalized leasing costs and commissions	(344)	(154)
Capitalized building improvements	(282)	(209)

(1) The settlements on the treasury lock agreements resulted from an interest rate risk prevention strategy that was used by the Company in 1997 and 1998, which correlated to pending issuances of senior note securities.  We have not employed this strategy since 1998.

(2) Amortization of deferred note financing costs includes the amortization of costs incurred and capitalized when our notes were issued in May 1997, October 1998, January 1999, March 2003, November 2003 and March 2005. These costs are being amortized over the lives of these notes. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

(3) A negative amount indicates that our straight-line rent was greater than our actual cash rent collected.  A positive amount indicates that our straight-line rent was less than our actual cash rent collected.

PROPERTY PORTFOLIO INFORMATION

At March 31, 2005, we owned a diversified portfolio:

•                  Of 1,560 retail properties;

•                  With an occupancy rate of 97.9%, or 1,527 properties occupied of the 1,560 properties in the portfolio;

•                  Leased to 95 different retail chains doing business in 30 separate retail industries;

•                  Located in 48 states;

•                  With over 12.1 million square feet of leasable space; and

•                  With an average leasable retail space of 7,800 square feet.

In addition to our real estate portfolio at March 31, 2005, our subsidiary, Crest Net had invested $12.7 million in a portfolio of five retail properties located in four states. These properties are classified as held for sale on our consolidated balance sheet.

At March 31, 2005, 1,523, or 97.6%, of our 1,560 retail properties were owned under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or, to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

The following table sets forth certain information regarding our properties classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue (1)
	For the Quarter Ended Mar 31,	For the Years Ended December 31,
30 Industries	2005	2004	2003	2002	2001	2000	1999
Apparel stores	1.7%	1.8%	2.1%	2.3%	2.4%	2.4%	3.8%
Automotive collision services	1.3	1.0	0.3	—	—	—	—
Automotive parts	3.6	3.8	4.5	4.9	5.7	6.0	6.3
Automotive service	8.0	7.7	8.3	7.0	5.7	5.8	6.6
Automotive tire services	7.9	7.8	3.1	2.7	2.6	2.3	2.3
Book stores	0.3	0.3	0.4	0.4	0.4	0.5	0.5
Business services	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Child care	13.1	14.4	17.8	20.8	23.9	24.7	25.3
Consumer electronics	1.6	2.1	3.0	3.3	4.0	4.9	4.4
Convenience stores	19.0	19.2	13.3	9.1	8.4	8.4	7.2
Crafts and novelties	0.5	0.5	0.6	0.4	0.4	0.4	0.4
Drug stores	1.7	0.1	0.2	0.2	0.2	0.2	0.2
Entertainment	2.2	2.3	2.6	2.3	1.8	2.0	1.2
Equipment rental services	0.5	0.3	0.2	—	—	—	—
Financial services	0.1	0.1	—	—	—	—	—
General merchandise	0.4	0.4	0.5	0.5	0.6	0.6	0.6
Grocery stores	0.7	0.8	0.4	0.5	0.6	0.6	0.5
Health and fitness	3.8	4.0	3.8	3.8	3.6	2.4	0.6
Home furnishings	3.8	4.1	4.9	5.4	6.0	5.8	6.5
Home improvement	1.1	1.0	1.1	1.2	1.3	2.0	3.6
Motor vehicle dealerships	2.2	0.6	—	—	—	—	—
Office supplies	1.5	1.6	1.9	2.1	2.2	2.3	2.6
Pet supplies and services	1.3	1.4	1.7	1.7	1.6	1.5	1.1
Private education	1.1	1.1	1.2	1.3	1.5	1.4	1.2
Restaurants	9.2	9.7	11.8	13.5	12.2	12.3	13.3
Shoe stores	0.1	0.3	0.9	0.8	0.7	0.8	1.1
Sporting goods	3.6	3.4	3.8	4.1	0.9	—	—
Theaters	3.5	3.5	4.1	3.9	4.3	2.7	0.6
Travel plazas	0.4	0.4	0.3	—	—	—	—
Video rental	2.6	2.8	3.3	3.3	3.7	3.9	4.3
Other	3.1	3.4	3.8	4.4	5.2	6.0	5.7

Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)        Includes rental revenue for all properties owned by Realty Income at the end of each period presented (including revenue from properties reclassified to discontinued operations) and excludes properties owned by our subsidiary, Crest Net.

The following table sets forth certain information regarding the properties owned by Realty Income at March 31, 2005, classified according to the retail business types and the level of services they provide (dollars in thousands):

Industry	Number of Properties (1)	Rental Revenue for the Quarter Ended March 31, 2005 (2)	Percentage of Rental Revenue
Tenants Providing Services
Automotive collision services	11	$606	1.3%
Automotive service	221	3,732	8.0
Child care	277	6,121	13.1
Entertainment	9	1,020	2.2
Equipment rental services	2	251	0.5
Financial services	3	53	0.1
Health and fitness	11	1,785	3.8
Private education	7	492	1.1
Theaters	11	1,660	3.5
Other	10	1,472	3.1
	562	17,192	36.7
Tenants Selling Goods and Services
Automotive parts (with installation)	30	583	1.3
Automotive tire services	102	3,702	7.9
Business services	1	32	0.1
Convenience stores	373	8,930	19.0
Home improvement	2	50	0.1
Motor vehicle dealerships	13	1,029	2.2
Pet supplies and services	8	548	1.1
Restaurants	204	4,326	9.2
Travel plazas	1	167	0.4
Video rental	34	1,235	2.6
	768	20,602	43.9
Tenants Selling Goods
Apparel stores	5	775	1.7
Automotive parts	73	1,095	2.3
Book stores	2	154	0.3
Consumer electronics	26	756	1.6
Crafts and novelties	4	224	0.5
Drug stores	22	795	1.7
General merchandise	11	175	0.4
Grocery stores	6	347	0.7
Home furnishings	38	1,793	3.8
Home improvement	16	469	1.0
Office supplies	9	716	1.5
Pet supplies	2	81	0.2
Shoe stores	3	51	0.1
Sporting goods	13	1,687	3.6
	230	9,118	19.4
Totals	1,560	$46,912	100.0%

(1)        Excludes properties owned by our subsidiary, Crest Net.

(2)        Includes rental revenue for all properties owned by Realty Income at March 31, 2005 (including revenue from properties reclassified to discontinued operations of $206).

The following table sets forth certain information regarding the timing of the initial lease term expirations (excluding extension options) on our 1,523 net leased, single-tenant retail properties as of March 31, 2005 (dollars in thousands):

	Total Portfolio			Initial Expirations (3)			Subsequent Expirations (4)
Year	Total Number of Leases Expiring (1)	Rental Revenue for the Quarter Ended 3/31/05 (2)	% of Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 3/31/05	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 3/31/05	% of Total Rental Revenue
2005	68	$1,245	2.7%	41	$811	1.8%	27	$434	0.9%
2006	97	2,187	4.8	45	1,069	2.3	52	1,118	2.5
2007	121	2,180	4.8	87	1,571	3.5	34	609	1.3
2008	98	2,075	4.6	60	1,433	3.2	38	642	1.4
2009	90	2,006	4.4	30	695	1.5	60	1,311	2.9
2010	45	1,052	2.3	33	845	1.9	12	207	0.4
2011	40	1,407	3.1	32	1,214	2.7	8	193	0.4
2012	44	1,358	3.0	43	1,339	3.0	1	19	*
2013	74	3,287	7.2	66	3,090	6.8	8	197	0.4
2014	49	2,058	4.5	37	1,787	3.9	12	271	0.6
2015	47	1,365	3.0	34	1,093	2.4	13	272	0.6
2016	14	388	0.9	12	305	0.7	2	83	0.2
2017	16	1,269	2.8	12	1,202	2.7	4	67	0.1
2018	23	909	2.0	23	909	2.0	—	—	—
2019	102	4,286	9.5	101	4,093	9.0	1	193	0.5
2020	53	1,887	4.2	52	1,876	4.2	1	11	*
2021	130	4,333	9.6	130	4,333	9.6	—	—	—
2022	96	2,481	5.5	95	2,463	5.5	1	18	*
2023	233	6,430	14.2	232	6,404	14.1	1	26	0.1
2024	62	1,983	4.4	62	1,983	4.4	—	—	—
2025	9	97	0.2	9	97	0.2	—	—	—
2026	2	93	0.2	2	93	0.2	—	—	—
2028	2	54	0.1	2	54	0.1	—	—	—
2033	3	357	0.8	3	357	0.8	—	—	—
2034	2	230	0.5	2	230	0.5	—	—	—
2037	2	325	0.7	2	325	0.7	—	—	—
2043	1	13	*	—	—	—	1	13	*

Totals	1,523	$45,355	100.0%	1,247	$39,671	87.7%	276	$5,684	12.3%

*Less than 0.1%

(1)          Excludes, four multi-tenant properties, 33 vacant and unleased properties, one of which is a multi-tenant property, and properties owned by our subsidiary, Crest Net.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)          Includes rental revenue of $206 from properties reclassified to discontinued operations and excludes revenue of $1,557 from four multi-tenant properties and from 33 vacant and unleased properties at March 31, 2005.

(3)          Represents leases that are expiring for the first time to the initial tenant of the property.

(4)          Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of March 31, 2005 (dollars in thousands):

State	Number of Properties (1)	Percent Leased	Approximate Leasable Square Feet (1)	Rental Revenue For the Quarter Ended March 31, 2005 (2)	Percentage of Rental Revenue
Alabama	18	94%	156,600	$413	0.9%
Alaska	2	100	128,500	251	0.5
Arizona	70	99	333,700	1,884	4.0
Arkansas	8	88	48,800	139	0.3
California	61	100	1,057,100	3,954	8.4
Colorado	48	98	399,100	1,689	3.6
Connecticut	16	100	245,600	927	2.0
Delaware	16	100	29,100	338	0.7
Florida	127	98	1,286,400	5,020	10.7
Georgia	95	98	591,300	2,386	5.1
Idaho	14	100	91,900	295	0.6
Illinois	44	100	391,200	1,480	3.2
Indiana	26	92	147,700	520	1.1
Iowa	9	89	57,000	136	0.3
Kansas	21	81	196,500	496	1.1
Kentucky	12	100	41,200	268	0.6
Louisiana	14	100	65,200	294	0.6
Maryland	24	100	207,600	1,108	2.4
Massachusetts	37	100	203,100	996	2.1
Michigan	13	100	81,600	298	0.6
Minnesota	18	100	211,600	545	1.2
Mississippi	19	79	145,300	306	0.7
Missouri	32	97	222,900	762	1.6
Montana	2	100	30,000	76	0.2
Nebraska	13	100	104,500	316	0.7
Nevada	15	100	191,000	656	1.4
New Hampshire	10	100	89,600	369	0.8
New Jersey	25	100	132,100	1,065	2.3
New Mexico	7	100	53,300	102	0.2
New York	27	100	327,900	1,664	3.5
North Carolina	50	98	290,100	1,402	3.0
North Dakota	1	100	22,000	18	*
Ohio	104	100	649,600	2,487	5.3
Oklahoma	17	100	94,300	358	0.8
Oregon	17	100	253,300	541	1.2
Pennsylvania	82	100	483,300	2,181	4.6
Rhode Island	1	100	3,500	29	0.1
South Carolina	55	100	215,600	1,217	2.6
South Dakota	1	100	6,500	24	0.1
Tennessee	98	99	461,900	2,307	4.9
Texas	171	95	1,547,500	4,223	9.0
Utah	6	100	35,100	99	0.2
Vermont	1	100	2,500	22	*
Virginia	55	100	412,600	2,066	4.4
Washington	37	100	243,900	702	1.5
West Virginia	2	50	16,800	22	*
Wisconsin	16	88	153,700	395	0.8
Wyoming	3	100	14,900	66	0.1
Totals/Average	1,560	98%	12,174,500	$46,912	100.0%

* Less than 0.1%

(1)  Excludes properties owned by our subsidiary, Crest Net.

(2)  Includes rental revenue for all properties owned by Realty Income at March 31, 2005 (including revenue from properties reclassified to discontinued operations of $206).

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

Approximately 97.6%, or 1,523, of the 1,560 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property costs and expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

OTHER INFORMATION

At April 26, 2005, we had 67 permanent employees and six temporary employees.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at March 31, 2005. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes at March 31, 2005 (dollars in millions):

	Expected Maturity Data
	2005		2007		2008		2009		Thereafter		Total	Fair Value(6)
Fixed rate debt	—		$110.0	(2)	$100.0	(3)	$20.0	(4)	$350.0	(5)	$580.0	$583.0
Average interest rate			7.8%		8.3%		8.0%		5.6%		6.5%
Variable rate debt	$3.1	(1)	—		—		—		—		$3.1	$3.1
Average interest rate	3.8%										3.8%

(1)	The credit facility expires in October 2005. The credit facility balance as of April 26, 2005 was $4.6 million.
(2)	$110 million matures in May 2007.
(3)	$100 million matures in November 2008.
(4)	$20 million matures in January 2009.
(5)	$100 million matures in March 2013, $150 million matures in November 2015 and $100 million matures in March 2035.
(6)

We base the fair value of the fixed rate debt on the closing market price or indicative price per each note as of the end of the quarter. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

The table incorporates only those exposures that exist as of March 31, 2005; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

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

As required of and for the quarter ended March 31, 2005, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

3.4	Amendment to the Bylaws of the Company (filed as exhibit 3.6 to the Company’s Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference).

3.5

Articles Supplementary to the Articles of Incorporation of Realty Income Corporation classifying and designating the Class D Preferred Stock (filed as exhibit 3.8 to the Company’s Form 8-A filed on May 25, 2004 and incorporated herein by reference).

3.6

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

4.14	Form of 5-7/8% Senior Notes due 2035 (filed as exhibit 4.2 to the Company’s Form 8-K, dated March 8, 2005 and incorporated herein by reference).

4.15

Officer’s Certificate pursuant to section 301 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5-7/8% Senior Debentures due 2035 (filed as exhibit 4.3 to the Company’s Form 8-K, dated March 8, 2005 and incorporated herein by reference).

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

* Filed herewith

B.                         Five reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

A Form 8-K dated December 31, 2004, was filed on January 3, 2005, reporting that on December 31, 2004, we completed a 2 for 1 stock split through the distribution of a stock dividend. Stockholders of record as of the close of business on December 2, 2004 received one additional share of common stock for each share of common stock they owned as of this record date.

A Form 8-K dated January 1, 2005, was filed on January 6, 2005, reporting that we entered into Restricted Stock Agreements with each of Thomas A. Lewis, Gary M. Malino, Paul M. Meurer, Michael R. Pfeiffer and Mark G. Selman.  On January 1, 2005, we also entered into Amended and Restated Restricted Stock Agreements with each of Messrs. Lewis, Malino, Meurer, Pfeiffer and Selman (collectively, the “Amended Agreements”).  The Amended Agreements amend and restate Restricted Stock Agreements entered into by and between the Company and each of Messrs. Lewis, Malino, and Selman on January 1, 2001, January 1, 2002, January 1, 2003 and January 1, 2004; Mr. Pfeiffer on January 1, 2003 and January 1, 2004 and Mr. Meurer on January 1, 2002, January 1, 2003 and January 1, 2004.

A Form 8-K dated February 2, 2005, was filed on February 7, 2005, furnishing our earnings press release for the quarter ended December 31, 2004.

A Form 8-K dated February 25, 2005, was filed on February 28, 2005, reporting that our Board of Directors (the “Board”) has amended the Rights Agreement, dated as of June 25, 1998, between the Company and The Bank of New York, by changing the Rights Agreement’s expiration date to February 28, 2005.  The Board has determined that the Rights Agreement and the preferred share purchase rights that it granted are not in the Company’s best interest at this time and therefore has taken this action.

A Form 8-K dated March 8, 2005, was filed on March 11, 2005, reporting that we entered into a purchase agreement with Banc of America Securities LLC and Citigroup Global Markets Inc., as representatives of the underwriters (the “Underwriters”), pursuant to which the we agreed to issue and sell $100,000,000 aggregate principal amount of its 5 7/8% Senior Debentures due 2035.  Total net proceeds of the offering were approximately $97.0 million.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

/s/ GREGORY J. FAHEY
Date: May 2, 2005	Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)