Form 10-Q
period 2005-06-30
REALTY INCOME CORP
filed 2005-08-03
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005, or

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

(760) 741-2111

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       YES [X]     NO [ ]

There were 79,612,854 shares of common stock outstanding as of July 27, 2005.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  [ X ]   No  [   ]

REALTY INCOME CORPORATION

Form 10-Q

June 30, 2005

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
Impact of accounting pronouncements
Other information

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Item 4:	Controls and Procedures

PART II.	OTHER INFORMATION

Item 4:	Submission of Matters to a Vote of Security Holders

Item 6:	Exhibits and Reports on Form 8-K

SIGNATURE

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2005 and December 31, 2004

(dollars in thousands, except per share data)

	2005	2004
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$ 676,548	$ 624,558
Buildings and improvements	1,142,605	1,066,725
	1,819,153	1,691,283
Less accumulated depreciation and amortization	(320,031)	(301,728)
Net real estate held for investment	1,499,122	1,389,555
Real estate held for sale, net	23,776	17,155
Net real estate	1,522,898	1,406,710
Cash and cash equivalents	1,948	2,141
Accounts receivable	3,539	4,075
Goodwill	17,206	17,206
Other assets	25,992	12,183
Total assets	$ 1,571,583	$ 1,442,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$ 9,248	$ 9,115
Accounts payable and accrued expenses	14,323	9,579
Other liabilities	7,631	6,286
Line of credit payable	54,800	23,600
Notes payable	580,000	480,000
Total liabilities	666,002	528,580

Commitments and contingencies
Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000 shares authorized, 5,100,000 shares issued and Outstanding	123,804	123,787
Common stock and paid in capital, par value $1.00 per share, in 2005 there were 200,000,000 shares authorized and 79,609,106 issued and outstanding and in 2004 there were 100,000,000 shares authorized and 79,301,630 issued and outstanding	1,040,144	1,038,973
Distributions in excess of net income	(258,367)	(249,025)
Total stockholders’ equity	905,581	913,735
Total liabilities and stockholders’ equity	$ 1,571,583	$ 1,442,315

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three and six months ended June 30, 2005 and 2004

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended 6/30/05	Three Months Ended 6/30/04	Six Months Ended 6/30/05	Six Months Ended 6/30/04
REVENUE
Rental	$ 47,338	$ 43,535	$ 94,010	$ 84,594
Other	135	298	172	660
	47,473	43,833	94,182	85,254

EXPENSES
Interest	9,793	8,505	18,851	16,981
Depreciation and amortization	11,243	10,008	22,049	19,558
General and administrative	3,706	3,260	7,762	6,421
Property	1,019	749	1,900	1,456
Income taxes	203	191	401	344
	25,964	22,713	50,963	44,760
Income from continuing operations	21,509	21,120	43,219	40,494
Income from discontinued operations:
Real estate acquired for resale by Crest	296	2,879	1,129	6,154
Real estate held for investment	2,861	2,789	3,821	4,990
	3,157	5,668	4,950	11,144

Net income	24,666	26,788	48,169	51,638
Preferred stock cash dividends	(2,351)	(2,982)	(4,702)	(5,410)
Excess of redemption value over carrying value of preferred shares redeemed	—	(2,360)	—	(2,360)
Net income available to common stockholders	$ 22,315	$ 21,446	$ 43,467	$ 43,868

Basic and diluted amounts per common share:
Income from continuing operations	$ 0.24	$ 0.20	$ 0.48	$ 0.42
Net income	$ 0.28	$ 0.27	$ 0.55	$ 0.56
Weighted average common shares outstanding:
Basic	79,597,321	79,245,656	79,589,462	77,737,000
Diluted	79,676,168	79,323,180	79,667,812	77,822,186

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2005 and 2004

(dollars in thousands)(unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 48,169	$ 51,638
Adjustments to net income:
Depreciation and amortization	22,049	19,558
Income from discontinued operations:
Real estate acquired for resale	(1,129)	(6,154)
Real estate held for investment	(3,821)	(4,990)
Cash from discontinued operations:
Real estate acquired for resale	(520)	(1,838)
Real estate held for investment	443	1,803
Investment in real estate acquired for resale	(20,340)	(13,181)
Intangibles acquired in connection with acquisitions of
real estate acquired for resale	(1,369)	—
Proceeds from sales of real estate acquired for resale	11,197	57,611
Amortization of deferred stock compensation	1,084	702
Amortization of stock option costs	7	7
Change in assets and liabilities:
Accounts receivable and other assets	(388)	2,537
Accounts payable, accrued expenses and other liabilities	1,954	(3,735)
Net cash provided by operating activities	57,336	103,958

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties	14,576	10,891
Acquisition of and additions to investment properties	(134,978)	(123,116)
Intangibles acquired in connection with acquisitions of investment properties	(8,052)	—
Net cash used in investing activities	(128,454)	(112,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	175,400	145,200
Payments under lines of credit	(144,200)	(171,600)
Proceeds from notes issued, net of costs of $2,977 in 2005	97,023	(27)
Proceeds from stock offerings, net of offering costs of $3,640 in 2004	—	67,960
Proceeds from preferred stock offering, net of offering costs of $3,650	—	96,350
Redemption of preferred stock	—	(68,643)
Cash distributions to common stockholders	(52,676)	(46,725)
Cash dividends to preferred stockholders	(4,702)	(4,427)
Proceeds from other common stock issuances	80	382
Net cash provided by financing activities	70,925	18,470
Net increase (decrease) in cash and cash equivalents	(193)	10,203
Cash and cash equivalents, beginning of period	2,141	4,837
Cash and cash equivalents, end of period	$ 1,948	$ 15,040

For supplemental disclosures, see note 11.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

1.                   Management Statement

The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we” or “our”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Certain of the 2004 balances have been reclassified to conform to the 2005 presentation.  Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 2004, which are included in our 2004 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.

At June 30, 2005, we owned 1,582 properties containing over 12.4 million leasable square feet in 48 states, plus an additional 13 properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest Net”). Crest Net was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges, under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).

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

B. We have elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Code. We believe we have qualified and continue to qualify as a REIT.  Under the REIT operating structure we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of Crest Net.

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

The fair value of the tangible assets of an acquired property (which includes land and buildings/improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings/improvements based on our determination of the relative fair value of these assets.  Our determinations are based on a real estate appraisal for each property, generated by an independent appraisal firm, which considered estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases.  In allocating the fair value to identified intangibles for above-market or below-market leases, an amount is recorded based on the present value of the difference between (i) the contractual amount to be paid pursuant to the in-place lease and (ii) our estimate of fair market lease rate for the corresponding in-place lease, measured over a period equal to the remaining non-cancelable term of the lease.

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases.

The aggregate value of other acquired intangible assets consists of the value of in-place leases and tenant relationships.  These are measured by the excess of the purchase price paid for a property, after adjusting for above or below market lease value, less the estimated fair value of the property as if vacant, determined as set forth above. If management determines that there is no tenant relationship value, the remaining value is allocated to building and improvements.  The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

3.                   Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators.

A.  During the first six months of 2005, Realty Income and Crest Net invested $166.8 million in 72 new retail properties and properties under development.  These 72 properties are located in 17 states, will contain approximately 768,000 leasable square feet, and are 100% leased with an average initial lease term of 17.0 years.

In comparison, during the first six months of 2004, Realty Income and Crest Net invested $133.7 million in 141 new retail properties and properties under development.

Included in the new acquisitions, during the first six months of 2005, Realty Income and Crest Net invested $85.4 million to acquire a portfolio of 33 existing properties net-leased to Rite Aid Corporation.  In accordance with SFAS 141, Realty Income recorded $8.8 million and Crest Net recorded $1.9 million as the value of in-place leases.  In addition, Realty Income recorded $756,000 and Crest Net recorded $66,000 as the value of below-market rent on these leases.  These amounts are included in “other assets” and “other liabilities” on our consolidated balance sheet and are amortized over the lives of the respective leases.  Crest Net does not amortize the value of in-place leases because its properties are held for sale.

B.  During the first six months of 2005, Realty Income invested $145.1 million in 60 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.8%.  These 60 properties are located in 16 states, will contain over 673,000 leasable square feet, and are 100% leased with an average initial lease term of 16.9 years.  The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.

In comparison, during the first six months of 2004, Realty Income invested $120.8 million in 127 new retail properties and properties under development with an initial weighted average contractual lease rate of 9.5%.

C.  During the first six months of 2005, Crest Net invested $21.7 million in 12 new retail properties and properties under development.

In comparison, during the first six months of 2004, Crest Net invested $12.9 million in 14 new retail properties and properties under development.

D.  Crest Net’s property inventory at June 30, 2005 consisted of 13 properties with a total investment of $22.2 million and at December 31, 2004 consisted of eight properties with a total investment of $10.1 million.  These amounts are included on our consolidated balance sheets in “real estate held for sale, net.”

4.                   Credit Facilities

In June 2005, Realty Income entered into a new $300 million acquisition credit facility to replace our existing $250 million acquisition credit facility that is scheduled to expire in October 2005. Under the terms of the new credit facility, which commences in October 2005, the borrowing rate was reduced to LIBOR (London Interbank Offered Rate) plus 65 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 80 basis points over LIBOR. The term of the new facility expires in October 2008, unless extended as provided in the agreement.

5.                   Bond Offering

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

6.                   Gain on Sales of Real Estate Acquired for Resale by Crest Net

During the second quarter of 2005, Crest Net sold one property for $3.5 million, which resulted in a gain of $422,000.  In comparison, during the second quarter of 2004, Crest Net sold 16 properties for $26.6 million, which resulted in a gain of $3.9 million.  Crest Net’s gains on sales are reported before income taxes and are included in discontinued operations.

During the first six months of 2005, Crest Net sold six properties for $11.2 million, which resulted in a gain of $1.6 million.  In comparison, during the first six months 2004, Crest Net sold 35 properties for $57.6 million, which resulted in a gain of $8.0 million.

7.                   Gain on Sales of Investment Properties by Realty Income

During the second quarter of 2005, we sold seven investment properties and a portion of land from one property for $8.0 million, which resulted in a gain of $2.7 million.  This gain is included in discontinued operations, except for $14,000 that is included in other revenue. In comparison, during the second quarter of 2004, we sold or exchanged nine investment properties for $5.7 million, which resulted in a gain of $2.5 million. This gain is included in discontinued operations.

During the first six months of 2005, we sold 11 investment properties and a portion of land from one property for $14.6 million, which resulted in a gain of $3.5 million.  This gain is included in discontinued operations, except for $14,000 that is included in other revenue.  In comparison, during the first six months of 2004, we sold or exchanged 18 investment properties for $11.7 million, which resulted in a gain of $3.9 million.  This gain is included in discontinued operations.

8.                   Discontinued Operations

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), Realty Income’s operations from five investment properties classified as held for sale, at June 30, 2005, plus properties sold in 2005 and 2004, were reported as discontinued operations.  Their respective results of operations were reclassified to “income from discontinued operations, real estate held for investment.”  We classify properties as held for sale in accordance with SFAS 144.  We do not depreciate properties that are classified as held for sale.

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

The following is a summary of Crest Net’s “income from discontinued operations, real estate acquired for resale” for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

Crest Net’s income from discontinued operations, real estate acquired for resale	Three months ended 6/30/05	Three months ended 6/30/04	Six months ended 6/30/05	Six months ended 6/30/04
Gain on sales of real estate acquired for resale	$ 422	$ 3,883	$ 1,649	$ 7,992
Rental revenue	287	614	569	1,614
Interest expense	(163)	(164)	(310)	(399)
General and administrative expense	(134)	(122)	(273)	(247)
Property expenses	(25)	(7)	(51)	(15)
Income taxes	(91)	(1,325)	(455)	(2,791)
Income from discontinued operations, real estate acquired for resale by Crest	$ 296	$ 2,879	$ 1,129	$ 6,154

The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

Realty Income’s income from discontinued operations, real estate held for investment	Three months Ended 6/30/05	Three months ended 6/30/04	Six months ended 6/30/05	Six months ended 6/30/04
Gain on sales of investment properties	$ 2,641	$ 2,499	$ 3,463	$ 3,949
Rental revenue	256	880	555	1,911
Other revenue	—	35	1	141
Depreciation and amortization	(6)	(226)	(64)	(491)
Property expenses	(26)	(128)	(113)	(249)
Provisions for impairments	(4)	(271)	(21)	(271)
Income from discontinued operations, real estate held for investment	$ 2,861	$ 2,789	$ 3,821	$ 4,990

The following is a summary of our total discontinued operations for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three months ended 6/30/05	Three months ended 6/30/04	Six months ended 6/30/05	Six months ended 6/30/04
Income from discontinued operations:
Real estate acquired for resale by Crest	$ 296	$ 2,879	$ 1,129	$ 6,154
Real estate held for investment	2,861	2,789	3,821	4,990
Income from discontinued operations	$ 3,157	$ 5,668	$ 4,950	$ 11,144
Per common share, basic and diluted	$ 0.04	$ 0.07	$ 0.06	$ 0.14

9.                   Distributions Paid and Payable

A.  We pay monthly distributions to our common stockholders.  The following is a summary of the monthly cash distributions per common share paid during the first six months of 2005 and 2004.

Month	2005	2004
January	$ 0.110000	$ 0.100000
February	0.110000	0.100000
March	0.110000	0.100000
April	0.110625	0.100625
May	0.110625	0.100625
June	0.110625	0.100625
Total	$ 0.661875	$ 0.601875

At June 30, 2005, a distribution of $0.11125 per common share was payable and was paid on July 15, 2005.

B.  In May 2004 and October 2004, in aggregate, we issued a total of 5.1 million shares of 7-3/8% Monthly Income Class D preferred stock.  The first dividend for the Class D preferred stock was paid on July 15, 2004.  Beginning May 27, 2009, the Class D preferred shares are redeemable at our option for $25.00 per share.  During the first six months of 2005, we paid six monthly dividends to holders of our Class D preferred stock of $0.1536459 per share, totaling $4.7 million.  At June 30, 2004, we had recorded a dividend payable of $1.0 million, which was paid in July 2004.

C.  In May 1999, we issued 2,760,000 shares of 9-3/8% Class B cumulative redeemable preferred stock, of which 2,745,700 shares were outstanding in 2004 through June when all of the outstanding shares were redeemed.  We paid dividends to holders of our Class B preferred stock totaling $2.8 million during the first six months of 2004.

D.  In July 1999, we issued 1,380,000 shares of 9-1/2% Class C cumulative redeemable preferred stock, all of which were outstanding in 2004 through July when all of the outstanding shares were redeemed.  We paid monthly dividends to holders of our Class C preferred stock totaling $1.6 million during the first six months of 2004.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended 6/30/05	Three months ended 6/30/04	Six months ended 6/30/05	Six months ended 6/30/04
Weighted average shares used for the basic net income per share computation	79,597,321	79,245,656	79,589,462	77,737,000
Incremental shares from the assumed exercise of stock options	78,847	77,524	78,350	85,186
Adjusted weighted average shares used for diluted net income per share computation	79,676,168	79,323,180	79,667,812	77,822,186

No stock options were anti-dilutive for the three or six months ended June 30, 2005 and 2004.

11.  Supplemental Disclosures of Cash Flow Information

Interest paid during the first six months of 2005 was $16.5 million and for the first six months of 2004 was $16.0 million.

Interest capitalized to properties under development in the first six months of 2005 was $625,000 and in the first six months of 2004 was $274,000.

Income taxes paid by Realty Income and Crest Net in the first six months of 2005 totaled $1.1 million and in the first six months of 2004 totaled $5.1 million.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.       Restricted stock grants resulted in the following (dollars in thousands):

	2005	2004
Common stock and paid in capital	$ 7,572	$ 4,282
Common stock and paid in capital, deferred stock compensation	(7,572)	(4,282)

B.        In 2005, accrued costs on properties under development resulted in buildings and accounts payable being increased by $3.4 million.

C.        Distributions payable on our balance sheets is comprised of accruals for the following (dollars in thousands):

	6/30/05	12/31/04
Common stock distributions	$ 8,856	$ 8,723
Preferred stock dividends	392	392

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

The following tables set forth certain information regarding the properties owned by us, classified according to the industry and activities of the respective properties as of June 30, 2005 (dollars in thousands):

Revenue	Three months ended 6/30/05	Three months ended 6/30/04	Six months ended 6/30/05	Six months ended 6/30/04
Segment rental revenue:
Automotive parts	$ 1,612	$ 1,606	$ 3,290	$ 3,278
Automotive service	3,731	3,215	7,441	6,388
Automotive tire services	3,472	3,383	7,174	6,751
Child care	6,260	6,236	12,381	12,576
Convenience stores	8,908	8,828	17,791	15,675
Drug stores	1,540	61	2,335	122
Health and fitness	1,798	1,719	3,583	3,369
Home furnishings	1,917	1,804	3,711	3,596
Motor vehicle dealerships	1,220	52	2,248	63
Restaurants	4,259	4,043	8,549	8,058
Sporting goods	1,687	1,483	3,374	2,966
Theaters	1,529	1,513	3,189	3,020
19 non-reportable segments (1)	9,405	9,592	18,944	18,732
Other revenue	135	298	172	660
Total revenue	$ 47,473	$ 43,833	$ 94,182	$ 85,254

(1) Crest Net’s revenues appear in “income from discontinued operations, real estate acquired for resale by Crest.”

Assets as of:	6/30/05	12/31/04
Net real estate
Automotive parts	$ 40,248	$ 41,153
Automotive service	108,267	109,836
Automotive tire services	131,195	133,296
Child care	105,946	109,523
Convenience stores	335,195	321,746
Drug stores	66,379	2,320
Health and fitness	68,400	58,647
Home furnishings	56,103	57,021
Motor vehicle dealerships	56,290	40,786
Restaurants	127,697	116,534
Sporting goods	58,724	59,535
Theaters	60,051	51,837
19 non-reportable segments	308,403	304,476
Total net real estate	1,522,898	1,406,710
Non-real estate assets	48,685	35,605
Total assets	$ 1,571,583	$ 1,442,315

13.            Stock Option Plan

Effective January 1, 2002, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and beginning in 2002 started expensing the costs for all stock option awards granted, modified, or settled after January 1, 2002.

For the second quarter and first six months of 2005 and 2004, the provisions of Statement No. 123 had no impact on net income available to common stockholders or on basic and diluted earnings per share.

14.            Commitments and Contingencies

In the ordinary course of our business, we are party to various legal actions that we believe are routine in nature and incidental to the operation of our business. We believe the outcome of the proceedings will not have a material adverse effect upon our consolidated statements taken as a whole.

At June 30, 2005, we have committed to pay estimated unfunded development costs of $45.3 million on properties under development. We also have contingent payments for tenant improvements and leasing costs of $702,000.

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

At June 30, 2005, we owned a diversified portfolio:

•                  Of 1,582 retail properties;

•                  With an occupancy rate of 98.2%, or 1,553 properties occupied of the 1,582 properties in the portfolio;

•                  Leased to 98 different retail chains doing business in 30 separate retail industries;

•                  Located in 48 states;

•                  With over 12.4 million square feet of leasable space; and

•                  With an average leasable retail space per property of 7,900 square feet.

Of the 1,582 properties in the portfolio, 1,577, or 99.7%, are single-tenant, retail properties and the remaining five are multi-tenant properties. At June 30, 2005, 1,549, or 98.2%, of the 1,577 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 12.0 years.

In addition, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., owned 13 properties with a total investment of $22.2 million at June 30, 2005. These properties are classified as held for sale on our consolidated balance sheet.  Crest Net was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended.

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

RECENT DEVELOPMENTS

Credit Facilities

In June 2005, Realty Income entered into a new $300 million acquisition credit facility to replace our existing $250 million acquisition credit facility that is scheduled to expire in October 2005. Under the terms of the new credit facility, which commences in October 2005, the borrowing rate was reduced to LIBOR (London Interbank Offered Rate) plus 65 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 80 basis points over LIBOR. The term of the new facility expires in October 2008, unless extended as provided in the agreement.

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

One Billion Dollars of Dividends Paid

With the payment of the January 2005 dividend, Realty Income and its predecessors have paid in excess of $1 billion in common stock dividends since inception. In addition, since October 1994 when we began trading on the New York Stock Exchange, shareholders have enjoyed regular increases in the amount of the dividend. The annualized dividend amount has grown from $0.90 per share in 1994 to $1.335 per share in July 2005, an increase of 48.3%.  The July 2005 annualized dividend amount increased by 9.9% as compared to the July 2004 annualized dividend amount of $1.215 per share.

Acquisitions During The Second Quarter Of 2005

Realty Income and Crest Net Acquisitions

Realty Income and Crest Net invested $74.4 million in 38 new properties and properties under development. These 38 properties are located in eight states and are 100% leased with an initial average lease term of 17.9 years.

Realty Income Acquisitions

Realty Income invested $61.8 million in 29 new properties and properties under development with an initial weighted average contractual lease rate of 8.9%. These 29 properties are located in seven states, are 100% leased with an initial average lease term of 17.8 years and will contain over 308,000 leasable square feet.  The 29 new properties acquired by Realty Income are net-leased to five different retail chains in the convenience store, drug store, health and fitness, restaurant and theater industries. At June 30, 2005, eight new properties acquired during the second quarter of 2005 were leased and under contract for development by the tenant (with development costs funded by Realty Income or Crest Net) with rent scheduled to begin at various times during the next 12 months.

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

Crest Net Acquisitions

Crest Net invested $12.6 million in nine new retail properties and properties under development.

Acquisitions During The First Six Months Of 2005

Realty Income and Crest Net Acquisitions

Realty Income and Crest Net invested $166.8 million in 72 new properties and properties under development. These 72 properties are located in 17 states and are 100% leased with an initial average lease term of 17.0 years.

Acquisition of 33 Rite Aid Properties

Included in the new acquisitions is $85.4 million we invested to acquire a portfolio of 33 Rite Aid drug store properties.  Of the 33 properties acquired, 28 were purchased by Realty Income for an aggregate of $72.7 million and five were purchased by Crest Net Lease for an aggregate of $12.7 million.  The properties are all existing stores that are net-leased to the Rite Aid Corporation with an average lease term of 14.2 years.

Realty Income Acquisitions

Realty Income invested $145.1 million in 60 new properties and properties under development with an initial weighted average contractual lease rate of 8.8%. These 60 properties are located in 16 states, are 100% leased with an initial average lease term of 16.9 years and will contain over 673,000 leasable square feet.  The 60 new properties acquired by Realty Income are net-leased to six different retail chains in the convenience store, drug store, health and fitness, motor vehicle dealership, restaurant and theater industries. At June 30, 2005, 11 new properties acquired during 2005 were leased and under contract for development by the tenant (with development costs funded by Realty Income or Crest Net) with rent scheduled to begin at various times during the next 12 months.

Crest Net Acquisitions

Crest Net invested $21.7 million in 12 new retail properties and properties under development

Investments in Existing Properties

In the second quarter of 2005, we capitalized costs of $638,000 on existing properties in our portfolio, consisting of $56,000 for re-leasing costs and $582,000 for building improvements.

In the first six months of 2005, we capitalized costs of $1.3 million on existing properties in our portfolio, consisting of $400,000 for re-leasing costs and $864,000 for building improvements.

Net Income Available to Common Stockholders

Net income available to common stockholders was $22.3 million in the second quarter of 2005 versus $21.4 million in the same quarter of 2004, an increase of $900,000. On a diluted per common share basis, net income was $0.28 per share in the second quarter of 2005 as compared to $0.27 per share in the same quarter of 2004.

Net income available to common stockholders was $43.5 million in the first six months of 2005 versus $43.9 million in the same quarter of 2004, a decrease of $400,000. On a diluted per common share basis, net income was $0.55 per share in the first six months of 2005 as compared to $0.56 per share in the same quarter of 2004.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during the second quarter of 2005 was $2.7 million as compared to $2.5 million for the second quarter of 2004.  The gain recognized from the sales of properties acquired for resale during the second quarter of 2005 was $422,000 as compared to $3.9 million for the second quarter of 2004.

The gain recognized from the sales of investment properties during the first six months of 2005 was $3.5 million as compared to $3.9 million for the first six months of 2004.  The gain recognized from the sales of properties acquired for resale during the first six months of 2005 was $1.6 million as compared to $8.0 million for the first six months of 2004

Funds from Operations (FFO)

In the second quarter of 2005, our FFO increased by $1.7 million, or 5.8%, to $30.9 million versus $29.2 million in the second quarter of 2004.  On a diluted per common share basis, FFO was $0.39 in the second quarter of 2005 compared to $0.37 for the second quarter of 2004, an increase of $0.02, or 5.4%.

In the first six months of 2005, our FFO increased by $2.1 million, or 3.5%, to $62.0 million versus $59.9 million in the first six months of 2004.  On a diluted per common share basis, FFO was $0.78 in the first six months of 2005 compared to $0.77 for the first six months of 2004, an increase of $0.01, or 1.3%.

See our discussion of FFO later in this section for a reconciliation of net income available to common stockholders to FFO.

Crest Net Property Sales

During the second quarter of 2005, Crest Net sold one property from its inventory for an aggregate of $3.5 million, which resulted in a gain of $422,000.  Crest Net’s gains are included in “income from discontinued operations, real estate acquired for resale by Crest.”

During the first six months of 2005, Crest Net sold six properties from its inventory for an aggregate of $11.2 million, which resulted in a gain of $1.6 million.

Crest Net’s Property Inventory

Crest Net’s property inventory at June 30, 2005 and December 31, 2004 totaled $22.2 million and $10.1 million, respectively.  These amounts are included in “real estate held for sale, net”, on our consolidated balance sheet.

The financial statements of Crest Net are consolidated into Realty Income’s financial statements. All material intercompany transactions have been eliminated in consolidation.

Sales of Investment Properties by Realty Income

During the second quarter of 2005, we sold seven properties and a portion of land from one property for an aggregate of $8.0 million, which resulted in a gain of $2.7 million. The seven properties consisted of one automotive service location, three child care locations, one consumer electronics store, one convenience store and one private education facility.  This gain is included in “income from discontinued operations, real estate held for investment”, except for $14,000 that is included in other revenue.  The net proceeds from the sale of these properties were used to repay outstanding indebtedness on our credit facility and to invest in new properties.

During the first six months of 2005, we sold 11 properties and a portion of land from one property for an aggregate of $14.6 million, which resulted in a gain of $3.5 million. The 11 properties consisted of one automotive service location, one automotive tire service location, four child care locations, one consumer electronics store, one convenience store, one motor vehicle dealership, one private education facility and one restaurant.  This gain is included in “income from discontinued operations, real estate held for investment”, except for $14,000 that is included in other revenue.  The net proceeds from the sale of these properties were used to repay outstanding indebtedness on our credit facility and to invest in new properties.

Increases in Monthly Distributions to Common Stockholders

We continue our 36-year policy of paying distributions monthly.  Monthly distributions per share were increased by $0.000625 in April 2005 to $0.110625 and in July 2005 to $0.11125.  The increase in July 2005 was our 31st consecutive quarterly increase and the 34th increase in the amount of our dividend since our listing on the NYSE in 1994. In the first six months of 2005, we paid three monthly cash distributions in the amount of $0.11 and three monthly cash distributions in the amount if $0.110625 totaling $0.661875. In June 2005 and July 2005, we declared distributions of $0.11125 per share, which were paid on July 15, 2005 and will be paid on August 15, 2005, respectively.

The monthly distribution of $0.11125 per share represents a current annualized distribution of $1.335 per share, and an annualized distribution yield of approximately 5.3% based on the last reported sale price of our common stock on the NYSE of $25.06 on July 27, 2005. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be in any future period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves

Realty Income is organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At June 30, 2005, we had cash and cash equivalents totaling $1.9 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facility.

$250 Million Bank Credit Facility

We have a $250 million revolving, unsecured credit facility that expires in October 2005. Realty Income’s current investment grade credit ratings provide for financing under the $250 million credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 90 basis points with a facility fee of 20 basis points, for all-in drawn pricing of 110 basis points over LIBOR.  At July 27, 2005, we had a borrowing capacity of $188.8 million available on our credit facility and an outstanding balance of $61.2 million at an effective interest rate of 4.3%.

The credit facility is expected to be used to acquire additional retail properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk.

$300 Million Bank Credit Facility

In June 2005, Realty Income entered into a new $300 million acquisition credit facility to replace our existing $250 million acquisition credit facility that is scheduled to expire in October 2005. Under the terms of the new credit facility, which commences in October 2005, the borrowing rate was reduced to LIBOR (London Interbank Offered Rate) plus 65 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 80 basis points over LIBOR. The term of the new facility expires in October 2008, unless extended as provided in the agreement.

Mortgage Debt

We have no mortgage debt on any of our properties.

Universal Shelf Registration of $800 Million

In February 2004, we filed a universal shelf registration statement with the SEC registering the issuance, from time to time, of up to $800 million in aggregate value of common stock, preferred stock and debt securities.  At July 27, 2005, $500.4 million remained available for issuance under our universal shelf registration statement.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At July 27, 2005, our total outstanding credit facility borrowings and outstanding notes were $641.2 million or approximately 23.2% of our total market capitalization of $2.76 billion. We define our total market capitalization at July 27, 2005 as the sum of:

•                  Shares of our common stock outstanding of 79,612,854 multiplied by the last reported sales price of our common stock on the NYSE of $25.06 per share, or $2.0 billion;

•                  Aggregate liquidation value of the Class D preferred stock of $127.5 million;

•                  Outstanding borrowings of $61.2 million on our credit facility; and

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

All of our outstanding notes have fixed interest rates.  Our credit facility interest rate is variable.

The following table of obligations summarizes the maturity of each of our obligations as of June 30, 2005 (dollars in millions):

Table of Obligations

Year of Maturity	Credit Facility (1)	Notes	Interest (2)	Other (3)	Totals
2005	$ 54.8	$ —	$ 19.7	$ 46.0	$ 120.5
2006	—	—	37.9	—	37.9
2007	—	110.0	32.3	—	142.3
2008	—	100.0	28.3	—	128.3
2009	—	20.0	19.6	—	39.6
Thereafter	—	350.0	213.7	—	563.7
Totals	$ 54.8	$ 580.0	$ 351.5	$ 46.0	$ 1,032.3

(1)   The credit facility balance was $61.2 million as of July 27, 2005.

(2)   Interest on credit facility and notes has been calculated based on outstanding balances as of June 30, 2005 through their respective maturity dates.

(3)   Other consists of $45.3 million of estimated unfunded costs on properties under development and $702,000 of contingent payments for tenant improvements and leasing costs.

Our credit facility and note obligations are unsecured.  Accordingly, we have not pledged any assets as collateral for these obligations.

Preferred Stock Outstanding

In May and October 2004, we issued an aggregate of 5.1 million shares of 7.375% Class D cumulative redeemable preferred stock.  Beginning May 27, 2009, shares of Class D preferred stock are redeemable at our option for $25.00 per share, plus any accrued and unpaid dividends.  Dividends on shares of Class D preferred are paid monthly in arrears.

No Off-Balance Sheet Arrangements or Unconsolidated Investments

Realty Income and its subsidiaries have no unconsolidated or off-balance sheet investments in “variable interest entities” or off-balance sheet financing, nor do we engage in trading activities involving energy or commodity contracts or other derivative instruments.

As we have no joint ventures, off-balance sheet entities, or mandatory redeemable preferred stock, our financial position or results of operations are currently not affected by Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities and Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Distributions

Distributions are paid to our common stockholders and Class D preferred stockholders on a monthly basis if and when declared by our Board of Directors. The Class D preferred stockholders receive cumulative distributions at a rate of 7.375% per annum on the $25 per share liquidation preference (equivalent to $1.84375 per annum per share).

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains) and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains). In 2004, our cash distributions totaled $106.5 million, or approximately 107.8% of our estimated REIT taxable income of $98.8 million. Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization. We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. During the first six months of 2005, our cash distributions to common stockholders totaled $52.7 million, representing 85.0% of our funds from operations available to common stockholders of $62.0 million.

Future distributions will be at the discretion of our Board of Directors and will be dependent on, among other things, our results of operations, FFO, cash flow from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, our debt service requirements and any other factors the Board of Directors may deem relevant. In addition, our credit facility contains financial covenants that could limit the amount of distributions payable by us in the event of a deterioration in our results of operations or financial condition, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

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

Another significant judgment that must be made is if and when impairment losses should be taken on our properties when events or change in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less costs to sell. The carrying value of our real estate is the largest component of our consolidated balance sheet. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations.

The following is a comparison of our results of operations for the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004.

Rental revenue

Rental revenue was $47.3 million for the second quarter of 2005 versus $43.5 million for the second quarter of 2004, an increase of $3.8 million, or 8.7%.  The increase in rental revenue in the second quarter of 2005 is attributable to:

•                  The 60 retail properties acquired by Realty Income in 2005, which generated $1.8 million in the second quarter;

•                  The 172 retail properties acquired by Realty Income in 2004, which generated $4.2 million in the second quarter of 2005 compared to $2.5 million in the second quarter of 2004, an increase of $1.7 million;

•                  Same store rents generated on 1,283 properties during the second quarters of 2005 and 2004 increased by $395,000, or 1.0%, to $39.6 million from $39.2 million.  These properties were leased during all of both quarters;

•                  An increase in straight-line rent of $171,000 in the second quarter of 2005 as compared to the second quarter of 2004; and

•                  A decrease of $361,000 relating to the aggregate of (i) development properties acquired before 2004 that started paying rent in 2004, (ii) properties that were vacant during part of 2005 or 2004 and (iii) lease termination settlements.  These items totaled $948,000 in aggregate in the second quarter of 2005 compared to $1.3 million in the same quarter of 2004.

Rental revenue was $94.0 million for the first six months of 2005 versus $84.6 million for the first six months of 2004, an increase of $9.4 million, or 11.1%.  The increase in rental revenue in the first six months of 2005 is attributable to:

•                  The 60 retail properties acquired by Realty Income in 2005, which generated $2.6 million in the first six months;

•                  The 172 retail properties acquired by Realty Income in 2004, which generated $8.4 million in the first six months of 2005 compared to $3.0 million in the first six months of 2004, an increase of $5.4 million;

•                  Same store rents generated on 1,283 properties during the first six months of 2005 and 2004 increased by $671,000, or 0.9%, to $79.2 million from $78.5 million.  These properties were leased during all of both periods;

•                  An increase in straight-line rent of $987,000 in the first six months of 2005 as compared to the first six months of 2004; and

•                  A decrease of $337,000 relating to the aggregate of (i) development properties acquired before 2004 that started paying rent in 2004, (ii) properties that were vacant during part of 2005 or 2004 and (iii) lease termination settlements.  These items totaled $1.9 million in aggregate in the first six months of 2005 compared to $2.2 million in the same period of 2004.

Of the 1,582 properties in the portfolio at June 30, 2005, 1,577, or 99.7%, are single-tenant properties and the remaining five are multi-tenant properties. Of the 1,577 single-tenant properties, 1,549, or 98.2%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 12.0 years at June 30, 2005. Of our 1,549 leased single-tenant properties, 1,424, or 91.9%, were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index with adjustment ceilings;

•                  Fixed increases;

•                  To a lesser degree, overage rent based on a percentage of the tenants’ gross sales; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $88,000 in the second quarter of 2005 and $99,000 in the second quarter of 2004. Percentage rent was $199,000 in the first six months of 2005 and $409,000 in the first six months of 2004. Percentage rent in the second quarter and first six months of 2005 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2005.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At June 30, 2005, our portfolio of 1,582 retail properties was 98.2% leased with 29 properties available for lease, one of which is a multi-tenant property. As of July 27, 2005, transactions to lease or sell 10 of the 29 properties that were available for lease at June 30, 2005 were underway or completed. We anticipate these transactions will be completed during the next six months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time, however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Interest Expense

Interest expense was $1.3 million higher in the second quarter of 2005 than in the second quarter of 2004. Interest expense was $1.9 million higher in the first six months of 2005 than in the first six months of 2004.  Interest expense increased in 2005 primarily due to higher average outstanding balances, which was partially offset by slightly lower interest rates. The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended 6/30/05	Three months ended 6/30/04	Six months ended 6/30/05	Six months ended 6/30/04
Interest on our credit facility and notes	$ 9,654	$ 8,078	$ 18,308	$ 16,208
Interest included in discontinued operations from real estate acquired for resale by Crest	(163)	(164)	(310)	(399)
Amortization of settlements on treasury lock agreements	189	189	378	378
Credit facility commitment fees	127	127	253	253
Amortization of credit facility origination costs and deferred bond financing costs	433	408	847	815
Interest capitalized	(447)	(133)	(625)	(274)

Interest expense	$ 9,793	$ 8,505	$ 18,851	$ 16,981

Credit facilities and notes outstanding	Three months ended 6/30/05	Three months ended 6/30/04	Six months ended 6/30/05	Six months ended 6/30/04
Average outstanding balances (in thousands)	$ 598,402	$ 495,766	$ 570,364	$ 500,743
Average interest rates	6.47%	6.55%	6.47%	6.51%

At July 27, 2005, the weighted average interest rate on our:

•                  Credit facility borrowings of $61.2 million was 4.3%;

•                  Notes payable of $580 million was 6.5%; and

•                  Combined outstanding credit facility and notes of $641.2 million was 6.3%.

Interest Coverage Ratio

For the three months ended June 30, 2005 and 2004, our interest coverage ratio was 4.4 times and 5.2 times, respectively.  For the six months ended June 30, 2005 and 2004, our interest coverage ratio was 4.5 times and 5.1 times, respectively.  Interest coverage ratio is calculated as: the interest coverage amount (calculated in the following table) divided by interest expense, including interest attributable to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities to our interest coverage amount (dollars in thousands):

	Three months ended 6/30/05	Three months ended 6/30/04	Six months ended 6/30/05	Six months ended 6/30/04
Net cash provided by operating activities	$ 21,868	$ 51,651	$ 57,336	$ 103,958
Interest expense	9,793	8,505	18,851	16,981
Interest expense included in discontinued operations (1)	163	164	310	399
Income taxes	203	191	401	344
Income taxes included in discontinued operations (1)	91	1,325	455	2,791
Investment in real estate acquired for resale (1)(2)	12,569	2,815	21,709	13,181
Proceeds from sales of real estate acquired for resale (1)	(3,451)	(26,563)	(11,197)	(57,611)
Gain on sales of real estate acquired for resale (1)	422	3,883	1,649	7,992
Gain on sale of investment property, included in other revenue	(14)	—	(14)	—
Provision for impairment, included in property expense	47	—	47	—
Amortization of deferred stock compensation	(547)	(354)	(1,084)	(702)
Amortization of stock option costs	(3)	(3)	(7)	(7)
Changes in assets and liabilities:
Accounts receivable and other assets	2,030	(1,139)	388	(2,537)
Accounts payable, accrued expenses and other liabilities	391	4,504	(1,954)	3,735
Interest coverage amount	$ 43,562	$ 44,979	$ 86,890	$ 88,524
Divided by interest expense (3)	$ 9,956	$ 8,669	$ 19,161	$ 17,380
Interest coverage ratio	4.4	5.2	4.5	5.1

(1)          Crest Net activities.

(2)          The 2005 amount includes intangibles recorded in connection with acquisitions of real estate acquired for resale.

(3)          Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Fixed Charge Coverage Ratio

For the three months ended June 30, 2005 and 2004, our fixed charge coverage ratio was 3.5 times and 3.9 times, respectively.  For the six months ended June 30, 2005 and 2004, our fixed charge coverage ratio was 3.6 times and 3.9 times, respectively.  Fixed charge coverage ratio is calculated in the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	Three months ended 6/30/05	Three months ended 6/30/04	Six months ended 6/30/05	Six months ended 6/30/04
Interest coverage amount	$ 43,562	$ 44,979	$ 86,890	$ 88,524
Divided by interest expense plus preferred stock dividends (1)	$ 12,307	$ 11,651	$ 23,863	$ 22,790
Fixed charge coverage ratio	3.5	3.9	3.6	3.9

(1) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Depreciation and Amortization

For the second quarter of 2005, depreciation and amortization was $11.2 million as compared to $10.0 million in the second quarter of 2004. For the first six months of 2005, depreciation was $22.0 million as compared to $19.6 million in the first six months of 2004.  The increase in depreciation and amortization in 2005 was due to the acquisition of properties in 2005 and 2004, which was partially offset by property sales in these years.

General and Administrative Expenses

General and administrative expenses increased by $400,000 to $3.7 million in the second quarter of 2005 versus $3.3 million in the second quarter of 2004.  In the second quarter of 2005, general and administrative expenses as a percentage of total revenue increased to 7.8% as compared to 7.4% in the second quarter of 2004.

General and administrative expenses increased by $1.3 million to $7.7 million in the first six months of 2005 versus $6.4 million in the first six months of 2004.  In the first six months of 2005, as a percentage of total revenue, general and administrative expenses increased to 8.2% as compared to 7.5% in the first six months of 2004.

General and administrative expenses increased in 2005 primarily due to increases in accounting fees, increases in payroll and employee benefit costs, and increases in costs related to corporate governance, including costs of compliance with the Sarbanes-Oxley Act of 2002.

As our property portfolio has grown and continues to grow, we have increased, and anticipate that we will continue to gradually increase the level of our staffing. We expect general and administrative expenses to continue to increase due to costs attributable to payroll, staffing costs and corporate governance.

At July 27, 2005, we had 68 permanent employees and seven temporary employees as compared to August 1, 2004 when we had 60 permanent employees and seven temporary employees.  The temporary employees have been working on a record retention project that is expected to conclude in the next five to eight months.

Property Expenses

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At June 30, 2005, 29 properties were available for lease, as compared to 32 at December 31, 2004 and 24 at June 30, 2004.

Property expenses were $1.0 million in the second quarter of 2005 and $749,000 in the second quarter of 2004.  A provision for impairment of $47,000 is included in the property expenses for the second quarter and first six months of 2005. Property expenses were $1.9 million in the first six months of 2005 and $1.5 million in the first six months of 2004.  The increase in property expenses in the second quarter and first six months of 2005 is primarily attributable to an increase in bad debt expense and maintenance costs.

Income Taxes

Income taxes were $203,000 in the second quarter of 2005 as compared to $191,000 in the second quarter of 2004.  Income taxes for the first six months of 2005 and 2004 were $401,000 and $344,000, respectively. These amounts are for city and state income taxes paid by Realty Income.  The increase in 2005 is due to an increase in rental revenue causing higher city and state income tax expense.

In addition, Crest Net incurred state and federal income taxes of $91,000 in the second quarter of 2005 as compared to $1.3 million in the second quarter of 2004. Crest Net incurred state and federal income taxes of $455,000 in the first six months of 2005 as compared to $2.8 million in the first six months of 2004. The decrease in 2005 as compared to 2004 is due to lower taxable income, primarily attributable to lower gains on sales of real estate acquired for resale. These amounts are included in “income from discontinued operations, real estate acquired for resale by Crest.”

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

The following is a summary of Crest Net’s “income from discontinued operations, real estate acquired for resale” for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

Crest Net’s income from discontinued operations, real estate acquired for resale	Three months ended 6/30/05	Three months ended 6/30/04	Six months ended 6/30/05	Six months ended 6/30/04
Gain on sales of real estate acquired for resale	$ 422	$ 3,883	$ 1,649	$ 7,992
Rental revenue	287	614	569	1,614
Interest expense	(163)	(164)	(310)	(399)
General and administrative expense	(134)	(122)	(273)	(247)
Property expenses	(25)	(7)	(51)	(15)
Income taxes	(91)	(1,325)	(455)	(2,791)
Income from discontinued operations, real estate acquired for resale by Crest	$ 296	$ 2,879	$ 1,129	$ 6,154

Per common share, basic and diluted	$ 0.00	$ 0.04	$ 0.01	$ 0.08

Realty Income’s operations from five properties listed as held for sale at June 30, 2005, plus properties sold in 2004 and 2005 have been classified as discontinued operations.  The following is a summary of our discontinued operations from real estate held for investment for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

Realty Income’s income from discontinued operations, real estate held for investment	Three months ended 6/30/05	Three months ended 6/30/04	Six months ended 6/30/05	Six months ended 6/30/04
Gain on sales of investment properties	$ 2,641	$ 2,499	$ 3,463	$ 3,949
Rental revenue	256	880	555	1,911
Other revenue	—	35	1	141
Depreciation and amortization	(6)	(226)	(64)	(491)
Property expenses	(26)	(128)	(113)	(249)
Provisions for impairments	(4)	(271)	(21)	(271)
Income from discontinued operations, real estate held for investment	$ 2,861	$ 2,789	$ 3,821	$ 4,990

Per common share, basic and diluted	$ 0.04	$ 0.04	$ 0.05	$ 0.06

The following is a summary of our total discontinued operations for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three months ended 6/30/05	Three months ended 6/30/04	Six months ended 6/30/05	Six months ended 6/30/04
Income from discontinued operations:
Real estate acquired for resale by Crest	$ 296	$ 2,879	$ 1,129	$ 6,154
Real estate held for investment	2,861	2,789	3,821	4,990

Income from discontinued operations	$ 3,157	$ 5,668	$ 4,950	$ 11,144

Per common share, basic and diluted	$ 0.04	$ 0.07	$ 0.06	$ 0.14

Gain on Sales of Real Estate Acquired for Resale by Crest Net

During the second quarter of 2005, Crest Net sold one property for $3.5 million, which resulted in a gain of $422,000.  In comparison, during the second quarter of 2004, Crest Net sold 16 properties for $26.6 million, which resulted in a gain of $3.9 million.  Crest Net’s gains on sales are reported before income taxes and are included in discontinued operations.

During the first six months of 2005, Crest Net sold six properties for $11.2 million, which resulted in a gain of $1.6 million.  In comparison, during the first six months 2004, Crest Net sold 35 properties for $57.6 million, which resulted in a gain of $8.0 million.

At June 30, 2005, Crest Net had $22.2 million invested in 13 properties, which are held for sale. Our goal is for Crest Net to carry an average inventory of $20 to $25 million in real estate.  Crest Net generates an earnings spread on the difference between the lease payments it receives on the properties held in inventory and the cost of capital used to acquire properties.  It is our belief that at this level of inventory, rental revenue will exceed the ongoing operating expenses of Crest Net without any property sales.

Gain on Sales of Investment Properties by Realty Income

During the second quarter of 2005, we sold seven investment properties and a portion of land from one property for $8.0 million, which resulted in a gain of $2.7 million.  This gain is included in discontinued operations, except for $14,000 that is included in other revenue. In comparison, during the second quarter of 2004, we sold or exchanged nine investment properties for $5.7 million, which resulted in a gain of $2.5 million. This gain is included in discontinued operations.

During the first six months of 2005, we sold 11 investment properties and a portion of land from one property for $14.6 million, which resulted in a gain of $3.5 million.  This gain is included in discontinued operations, except for $14,000 that is included in other revenue. In comparison, during the first six months of 2004, we sold or exchanged 18 investment properties for $11.7 million, which resulted in a gain of $3.9 million. This gain is included in discontinued operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At June 30, 2005, we classified real estate with a carrying amount of $23.8 million as held for sale on our balance sheet, which includes properties owned by Crest Net.  Of the $22.2 million invested in properties held by Crest Net, on our balance sheet $20.8 million is included in real estate held for sale, net and $1.4 million is included in other assets.  The $1.4 million reflects investments classified as intangible assets in accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations.  Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $15 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Provisions for Impairments

Provisions for impairments of $51,000 were recorded on two properties in the second quarter 2005 and $271,000 was taken on one property in the second quarter of 2004.  These provisions are included in “income from discontinued operations, real estate held for investment”, except for $47,000 in the second quarter of 2005, which is included in property expenses.

Provisions for impairments of $68,000 were recorded on two properties in the first six months of 2005 and $271,000 was taken on one property in the first six months of 2004.  These provisions are included in “income from discontinued operations, real estate held for investment”, except for $47,000 in the first six months of 2005, which is included in property expenses.

Preferred Stock Dividends and Redemption Charge

We had preferred stock cash dividends of $2.4 million in the second quarter of 2005 as compared to $3.0 million in the second quarter of 2004.  We had preferred stock cash dividends of $4.7 million in the first six months of 2005 as compared to $5.4 million in the first six months of 2004.  The decrease in 2005 is due to a lower dividend rate on our Class D preferred stock than on our Class B and Class C preferred stock, which was partially offset by more preferred shares being outstanding in the second quarter of 2005 than in the second quarter of 2004.

When we redeemed our Class B preferred stock in June 2004 we incurred a non-cash charge of $2.4 million for the excess of redemption value over the carrying value.  This non-cash charge represents the Class B preferred stock original issuance costs that were paid in 1999 and recorded as a reduction to net income available to common stockholders when the shares were redeemed.  This non-cash charge equates to $0.03 per common share in 2004.

Net Income Available to Common Stockholders

Net income available to common stockholders was $22.3 million in the second quarter of 2005 versus $21.4 million in the second quarter of 2004, an increase of $900,000.  Net income available to common stockholders was $43.5 million in the first six months of 2005 versus $43.9 million in the first six months of 2004, a decrease of $400,000.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

During the second quarter of 2005, the gain recognized from the sales of investment properties was $2.7 million as compared to $2.5 million for the second quarter of 2004 and the gain recognized from the sales of properties acquired for resale was $422,000 as compared to $3.9 million for the second quarter of 2004.

For the first six months of 2005, the gain recognized from the sales of investment properties was $3.5 million as compared to $3.9 million for the first six months of 2004 and the gain recognized from the sales of properties acquired for resale was $1.6 million as compared to $8.0 million for the first six months of 2004.

FUNDS FROM OPERATIONS (FFO)

AVAILABLE TO COMMON STOCKHOLDERS

FFO for the second quarter of 2005 increased by $1.7 million, or 5.8%, to $30.9 million as compared to $29.2 million in the second quarter of 2004. FFO for the first six months of 2005 increased by $2.1 million, or 3.5%, to $62.0 million as compared to $59.9 million in the first six months of 2004. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO.  Also presented is information regarding distributions paid to common stockholders and the diluted weighted average number of shares outstanding for the second quarter and first six months of 2005 and 2004 (dollars in thousands, except per share amounts):

	Three months ended 6/30/05	Three months ended 6/30/04	Six months ended 6/30/05	Six months ended 6/30/04
Net income available to common stockholders	$ 22,315	$ 21,446	$ 43,467	$ 43,868
Depreciation and amortization:
Continuing operations	11,243	10,008	22,049	19,558
Discontinued operations	6	226	64	491
Depreciation of furniture, fixtures and equipment	(35)	(29)	(67)	(58)
Gain on sales of investment properties:
Continuing operations	(14)	—	(14)	—
Discontinued operations	(2,641)	(2,500)	(3,463)	(3,949)

Total funds from operations	$ 30,874	$ 29,151	$ 62,036	$ 59,910

FFO per common share, basic and diluted	$ 0.39	$ 0.37	$ 0.78	$ 0.77

Distributions paid to common stockholders	$ 26,414	$ 23,922	$ 52,676	$ 46,725

FFO in excess of distributions to common stockholders	$ 4,460	$ 5,229	$ 9,360	$ 13,185

Diluted weighted average number of shares outstanding	79,676,168	79,323,180	79,667,812	77,822,186

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trust’s definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, reduced by gains on sales of investment property and extraordinary items.

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

Other Non-Cash Items and Capitalized Expenditures

The following information includes non-cash items and capitalized expenditures on existing properties in our portfolio. These items are not included in the adjustments to net income available to common stockholders to arrive at FFO. Analysts and investors often request this supplemental information.

(dollars in thousands)	Three months ended 6/30/05	Three months ended 6/30/04	Six months ended 6/30/05	Six months Ended 6/30/04
Provisions for impairments	$ 51	$ 271	$ 68	$ 271
Amortization of settlements on treasury lock agreements(1)	189	189	378	378
Amortization of deferred note financing costs(2)	253	228	487	456
Amortization of deferred stock compensation and
stock option costs	551	367	1,091	709
Capitalized leasing costs and commissions	(56)	(75)	(400)	(229)
Capitalized building improvements	(582)	(378)	(864)	(587)
Straight line rent(3)	(188)	(17)	(935)	52
Preferred stock origination costs write-off (4)	—	2,360	—	2,360

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

(4)   Represents the Class B preferred stock non-cash charge for the excess of redemption value over the carrying value.

PROPERTY PORTFOLIO INFORMATION

At June 30, 2005, we owned a diversified portfolio:

•                  Of 1,582 retail properties;

•                  With an occupancy rate of 98.2%, or 1,553 properties occupied of the 1,582 properties in the portfolio;

•                  Leased to 98 different retail chains doing business in 30 separate retail industries;

•                  Located in 48 states;

•                  With over 12.4 million square feet of leasable space; and

•                  With an average leasable retail space of 7,900 square feet.

In addition to our real estate portfolio at June 30, 2005, our subsidiary, Crest Net had invested $22.2 million in a portfolio of 13 retail properties located in seven states. These properties are classified as held for sale on our consolidated balance sheet.

At June 30, 2005, 1,549, or 97.9%, of our 1,582 retail properties were owned under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or, to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

Environmental Liabilities

Effective in June 2005, we entered into a new seven-year environmental insurance policy on our property portfolio replacing the previous five-year environmental insurance policy.  The limits on our new policy are $10 million per occurrence, and $50 million in the aggregate, subject to a $40,000 self insurance retention, per occurrence, for properties with underground storage tanks and a $100,000 self insurance retention, per occurrence, for all other properties.  It is possible that our insurance could be insufficient to address any particular environmental situation and that, in the future, we could be unable to obtain insurance for environmental matters at a reasonable cost, or at all.

The following table sets forth certain information regarding our properties classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue (1)
	For the
	Quarter	For the Years Ended December 31,
	Ended
	June 30,
30 Industries	2005	2004	2003	2002	2001	2000	1999
Apparel stores	1.6%	1.8%	2.1%	2.3%	2.4%	2.4%	3.8%
Automotive collision services	1.3	1.0	0.3	—	—	—	—
Automotive parts	3.4	3.8	4.5	4.9	5.7	6.0	6.3
Automotive service	7.8	7.7	8.3	7.0	5.7	5.8	6.6
Automotive tire services	7.3	7.8	3.1	2.7	2.6	2.3	2.3
Book stores	0.3	0.3	0.4	0.4	0.4	0.5	0.5
Business services	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Child care	13.2	14.4	17.8	20.8	23.9	24.7	25.3
Consumer electronics	1.4	2.1	3.0	3.3	4.0	4.9	4.4
Convenience stores	18.8	19.2	13.3	9.1	8.4	8.4	7.2
Crafts and novelties	0.4	0.5	0.6	0.4	0.4	0.4	0.4
Drug stores	3.3	0.1	0.2	0.2	0.2	0.2	0.2
Entertainment	2.2	2.3	2.6	2.3	1.8	2.0	1.2
Equipment rental services	0.3	0.3	0.2	—	—	—	—
Financial services	0.1	0.1	—	—	—	—	—
General merchandise	0.4	0.4	0.5	0.5	0.6	0.6	0.6
Grocery stores	0.7	0.8	0.4	0.5	0.6	0.6	0.5
Health and fitness	3.8	4.0	3.8	3.8	3.6	2.4	0.6
Home furnishings	4.0	4.1	4.9	5.4	6.0	5.8	6.5
Home improvement	1.1	1.0	1.1	1.2	1.3	2.0	3.6
Motor vehicle dealerships	2.6	0.6	—	—	—	—	—
Office supplies	1.5	1.6	1.9	2.1	2.2	2.3	2.6
Pet supplies and services	1.4	1.4	1.7	1.7	1.6	1.5	1.1
Private education	0.8	1.1	1.2	1.3	1.5	1.4	1.2
Restaurants	9.1	9.7	11.8	13.5	12.2	12.3	13.3
Shoe stores	0.1	0.3	0.9	0.8	0.7	0.8	1.1
Sporting goods	3.6	3.4	3.8	4.1	0.9	—	—
Theaters	3.2	3.5	4.1	3.9	4.3	2.7	0.6
Travel plazas	0.4	0.4	0.3	—	—	—	—
Video rental	2.6	2.8	3.3	3.3	3.7	3.9	4.3
Other	3.2	3.4	3.8	4.4	5.2	6.0	5.7
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)        Includes rental revenue for all properties owned by Realty Income at the end of each period presented (including revenue from properties reclassified to discontinued operations) and excludes properties owned by our subsidiary, Crest Net.

The following table sets forth certain information regarding the properties owned by Realty Income at June 30, 2005, classified according to the retail business types and the level of services they provide (dollars in thousands):

		Rental Revenue
		for the Quarter	Percentage of
	Number of	Ended	Rental
Industry	Properties (1)	June 30, 2005 (2)	Revenue
Tenants Providing Services
Automotive collision services	11	$ 610	1.3%
Automotive service	219	3,718	7.8
Child care	273	6,260	13.2
Entertainment	9	1,020	2.2
Equipment rental services	2	150	0.3
Financial services	3	53	0.1
Health and fitness	13	1,798	3.8
Private education	5	376	0.8
Theaters	12	1,529	3.2
Other	10	1,508	3.2
	557	17,022	35.9
Tenants Selling Goods and Services
Automotive parts (with installation)	30	583	1.2
Automotive tire services	102	3,472	7.3
Business services	1	32	0.1
Convenience stores	386	8,930	18.8
Home improvement	2	52	0.1
Motor vehicle dealerships	13	1,220	2.6
Pet supplies and services	9	607	1.3
Restaurants	211	4,296	9.1
Travel plazas	1	167	0.4
Video rental	34	1,235	2.6
	789	20,594	43.5
Tenants Selling Goods
Apparel stores	5	775	1.6
Automotive parts	74	1,041	2.2
Book stores	2	154	0.3
Consumer electronics	24	644	1.4
Crafts and novelties	4	212	0.4
Drug stores	29	1,540	3.3
General merchandise	11	172	0.4
Grocery stores	6	347	0.7
Home furnishings	38	1,917	4.0
Home improvement	16	489	1.0
Office supplies	9	716	1.5
Pet supplies	2	37	0.1
Shoe stores	3	51	0.1
Sporting goods	13	1,687	3.6
	236	9,782	20.6
Totals	1,582	$ 47,398	100.0%

(1)          Excludes properties owned by our subsidiary, Crest Net.

(2)        Includes rental revenue for all properties owned by Realty Income at June 30, 2005 (including revenue from properties reclassified to discontinued operations of $60).

The following table sets forth certain information regarding the timing of the initial lease term expirations (excluding extension options) on our 1,549 net leased, single-tenant retail properties as of June 30, 2005 (dollars in thousands):

	Total Portfolio			Initial Expirations (3)			Subsequent Expirations (4)
Year	Total Number of Leases Expiring (1)	Rental Revenue for the Quarter Ended 6/30/05 (2)	% of Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 6/30/05	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 6/30/05	% of Total Rental Revenue
2005	65	$ 1,277	2.8%	49	$ 1,023	2.2%	16	$ 254	0.6%
2006	84	1,828	4.0	31	714	1.6	53	1,114	2.4
2007	123	2,175	4.8	87	1,539	3.4	36	636	1.4
2008	99	2,093	4.6	60	1,418	3.1	39	675	1.5
2009	90	1,929	4.2	30	684	1.5	60	1,245	2.7
2010	53	1,198	2.6	37	909	2.0	16	289	0.6
2011	41	1,438	3.1	33	1,239	2.7	8	199	0.4
2012	44	1,375	3.0	42	1,324	2.9	2	51	0.1
2013	74	3,357	7.3	66	3,145	6.8	8	212	0.5
2014	48	2,018	4.4	36	1,781	3.9	12	237	0.5
2015	46	1,248	2.7	29	820	1.8	17	428	0.9
2016	17	505	1.1	15	423	0.9	2	82	0.2
2017	22	1,482	3.2	18	1,415	3.1	4	67	0.1
2018	23	1,028	2.2	23	1,028	2.2	—	—	—
2019	95	4,487	9.8	94	4,294	9.4	1	193	0.4
2020	67	2,128	4.6	66	2,117	4.6	1	11	*
2021	125	4,082	8.9	125	4,082	8.9	—	—	—
2022	96	2,596	5.7	95	2,582	5.7	1	14	*
2023	234	6,423	14.0	233	6,398	13.9	1	25	0.1
2024	58	1,704	3.7	58	1,704	3.7	—	—	—
2025	33	475	1.0	33	475	1.0	—	—	—
2026	2	93	0.2	2	93	0.2	—	—	—
2028	2	54	0.1	2	54	0.1	—	—	—
2033	3	357	0.8	3	357	0.8	—	—	—
2034	2	230	0.5	2	230	0.5	—	—	—
2037	2	325	0.7	2	325	0.7	—	—	—
2043	1	13	*	—	—	—	1	13	*

Totals	1,549	$ 45,918	100.0%	1,271	$ 40,173	87.6%	278	$ 5,745	12.4%

*Less than 0.1%

(1)          Excludes four multi-tenant properties, 29 vacant and unleased properties, one of which is a multi-tenant property, and properties owned by our subsidiary, Crest Net.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)          Includes rental revenue of $60 from properties reclassified to discontinued operations and excludes revenue of $1,480 from four multi-tenant properties and from 29 vacant and unleased properties at June 30, 2005.

(3)          Represents leases that are expiring for the first time to the initial tenant of the property.

(4)          Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio as of June 30, 2005 (dollars in thousands):

				Rental Revenue
			Approximate	For the Quarter	Percentage of
	Number of	Percent	Leasable	Ended June 30,	Rental
State	Properties (1)	Leased	Square Feet (1)	2005 (2)	Revenue
Alabama	18	94%	156,600	$ 427	0.9%
Alaska	2	100	128,500	251	0.5
Arizona	71	99	338,100	1,890	4.0
Arkansas	8	88	48,800	139	0.3
California	61	100	1,057,100	3,967	8.4
Colorado	48	98	399,100	1,686	3.6
Connecticut	16	100	245,600	927	2.0
Delaware	16	100	29,100	338	0.7
Florida	126	98	1,253,400	4,847	10.2
Georgia	99	99	645,100	2,455	5.2
Idaho	14	100	91,900	369	0.8
Illinois	45	100	395,700	1,486	3.1
Indiana	26	92	147,700	498	1.1
Iowa	9	89	57,000	144	0.3
Kansas	20	90	188,300	510	1.1
Kentucky	12	100	41,200	262	0.6
Louisiana	14	100	65,200	294	0.6
Maryland	24	100	207,600	1,139	2.4
Massachusetts	37	100	203,100	997	2.1
Michigan	13	100	81,600	299	0.6
Minnesota	18	100	211,600	538	1.1
Mississippi	33	88	194,400	309	0.6
Missouri	32	97	222,900	707	1.5
Montana	2	100	30,000	74	0.2
Nebraska	13	100	104,500	473	1.0
Nevada	15	100	191,000	823	1.7
New Hampshire	10	100	89,600	369	0.8
New Jersey	26	100	200,100	1,062	2.2
New Mexico	7	100	53,300	109	0.2
New York	27	100	339,600	1,664	3.5
North Carolina	50	98	325,000	1,397	2.9
North Dakota	1	100	22,000	16	*
Ohio	105	100	661,500	2,476	5.2
Oklahoma	17	100	94,300	358	0.8
Oregon	17	100	253,300	534	1.1
Pennsylvania	81	100	481,300	2,271	4.8
Rhode Island	1	100	3,500	29	0.1
South Carolina	55	100	215,600	1,414	3.0
South Dakota	1	100	6,500	24	*
Tennessee	97	99	459,500	2,183	4.6
Texas	175	97	1,653,000	4,291	9.1
Utah	6	100	35,100	142	0.3
Vermont	1	100	2,500	22	*
Virginia	55	100	410,800	2,073	4.4
Washington	37	100	243,900	694	1.5
West Virginia	2	0	16,800	8	*
Wisconsin	16	88	153,700	360	0.8
Wyoming	3	100	14,900	53	0.1
Totals/Average	1,582	98%	12,470,900	$ 47,398	100.0%

* Less than 0.1%

(1)  Excludes properties owned by our subsidiary, Crest Net.

(2)  Includes rental revenue for all properties owned by Realty Income at June 30, 2005 (including revenue from properties reclassified to discontinued operations of $60).

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

Approximately 97.9%, or 1,549, of the 1,582 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property costs and expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123R, Share-Based Payments. Statement No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We are required to adopt Statement No. 123R effective January 1, 2006. The impact of adopting Statement No. 123R is not expected to have a material effect on our financial position or results of operations.

OTHER INFORMATION

At July 27, 2005, we had 68 permanent employees and seven temporary employees.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at June 30, 2005. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes at June 30, 2005 (dollars in millions):

Expected Maturity Data

	2005	2007	2008	2009	Thereafter	Total		Fair Value(6)
Fixed rate debt	—	$110.0(2)	$100.0(3)	$20.0(4)	$350.0(5)	$580.	0	$595.0
Average interest rate		7.8%	8.3%	8.0%	5.6%	6.5%
Variable rate debt	$54.8 (1)	—	—	—	—	$54.	8	$54.8
Average interest rate	4.2%					4.2%

(1)   The credit facility expires in October 2005.  The credit facility balance as of July 27, 2005 was $61.2 million.

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

The table incorporates only those exposures that exist as of June 30, 2005; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

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

As required of and for the quarter ended June 30, 2005, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no material weaknesses, and therefore no corrective actions were taken.

Limitations on the Effectiveness of Controls

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

PART II.                OTHER INFORMATION

Item 4.                    Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 10, 2005. As of March 4, 2005, the record date for the annual meeting, there were 79,582,705 common shares issued and outstanding and entitled to vote at the annual meeting. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

Three proposals were considered at the annual meeting.

•                  Proposal 1. An amendment to our charter to increase the total number of shares of common stock that we have the authority to issue from 100 million to 200 million shares.

•                  Proposal 2. An amendment to our charter to declassify our Board of Directors.

•                  Proposal 3. If proposal 2 is approved, the election of seven directors, to serve until the 2006 annual meeting of stockholders and until their respective successors are duly elected and qualify.

	Number of	Number of	Number of
	Shares voted for	shares against	shares abstained

Proposal 1.	63,598,076	5,195,706	778,039

Proposal 2.	67,273,409	1,225,161	1,073,251

Proposal 3. Proposal 2 was approved and the following directors were elected.

Shares Voted For
Kathleen R. Allen	69,034,817
Donald R. Cameron	69,033,200
William E. Clark	69,009,927
Roger P. Kuppinger	68,831,873
Thomas A. Lewis	69,043,052
Michael D. McKee	69,043,171
Willard H. Smith Jr.	69,012,382

Item 6.                    Exhibits And Reports On Form 8-K

A.  Exhibits:

Exhibit No.	Description

Articles of Incorporation and By-Laws

* 3.1	Articles of Incorporation of the Company, as amended by amendment No. 1 dated May 10, 2005 and No. 2. dated May 10, 2005.

* 3.2	Bylaws of the Company, as amended by amendment No. 1 dated March 20, 2000 and No. 2 dated June 15, 2005.

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

Material Contracts

10.1	$300 million Credit Agreement dated June 17, 2005 (filed as exhibit 10.1 to the Company’s Form 8-K filed on June 20, 2005 and incorporated herein by reference).

Certifications

* 31.1	Section 302 Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

* 31.2	Section 302 Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* 32	Section 906 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* Filed herewith

B.                                     Four reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

A Form 8-K dated April 27, 2005, was filed on April 27, 2005, furnishing our earnings press release for the quarter ended March 31, 2005.

A Form 8-K dated May 10, 2005, was filed on May 11, 2005, reporting two Articles of Amendment, one to declassify the Board of Directors and a second to increase the number of authorized shares of common stock to $200,000,000.

A Form 8-K dated June 15, 2005, was filed on June 16, 2005, reporting that Ronald L. Merriman has been appointed to our Board of Directors effective July 13, 2005.  The Form 8-K also reported an amendment to our Bylaws establishing the term of office for the Directors on our board of Directors to be until the next annual meeting of the stockholders and until his or her successor is elected and qualifies or until his or her death, retirement, resignation or removal.

A Form 8-K dated June 17, 2005, was filed on June 20, 2005, reporting that on we entered into a $300 million credit agreement. The terms of the credit agreement will begin on October 28, 2005, upon the termination of our existing $250 million revolving credit facility.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

/s/ GREGORY J. FAHEY
Date: August 2, 2005	Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)