Form 10-Q
period 2005-09-30
REALTY INCOME CORP
filed 2005-11-02
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005, or

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

(760) 741-2111

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

There were 83,693,627 shares of common stock outstanding as of October 26, 2005.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES ☒    NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☒

REALTY INCOME CORPORATION

Form 10-Q

September 30, 2005

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
Impact of recent accounting pronouncements
Other information

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Item 4:	Controls and Procedures

PART II.	OTHER INFORMATION

Item 6:	Exhibits

SIGNATURE

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004

(dollars in thousands, except per share data)

	2005	2004
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$722,434	$624,558
Buildings and improvements	1,304,469	1,066,725
	2,026,903	1,691,283
Less accumulated depreciation and amortization	(329,763)	(301,728)
Net real estate held for investment	1,697,140	1,389,555
Real estate held for sale, net	51,597	17,155
Net real estate	1,748,737	1,406,710
Cash and cash equivalents	2,244	2,141
Accounts receivable	3,587	4,075
Goodwill	17,206	17,206
Other assets	26,933	12,183
Total assets	$1,798,707	$1,442,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$10,069	$9,115
Accounts payable and accrued expenses	16,731	9,579
Other liabilities	9,156	6,286
Line of credit payable	15,500	23,600
Notes payable	755,000	480,000
Total liabilities	806,456	528,580

Commitments and contingencies
Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000 shares authorized, 5,100,000 shares issued and outstanding	123,804	123,787
Common stock and paid in capital, par value $1.00 per share, in 2005 there were 200,000,000 shares authorized and 83,693,436 issued and outstanding and in 2004 there were 100,000,000 shares authorized and 79,301,630 issued and outstanding	1,133,730	1,038,973
Distributions in excess of net income	(265,283)	(249,025)
Total stockholders’ equity	992,251	913,735
Total liabilities and stockholders’ equity	$1,798,707	$1,442,315

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three and nine months ended September 30, 2005 and 2004

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended 9/30/05	Three Months Ended 9/30/04	Nine Months Ended 9/30/05	Nine Months Ended 9/30/04
REVENUE
Rental	$49,030	$43,636	$142,983	$128,051
Other	136	19	308	679
	49,166	43,655	143,291	128,730

EXPENSES
Interest	10,228	8,552	29,080	25,533
Depreciation and amortization	11,290	10,140	33,293	29,656
General and administrative	4,166	3,202	11,927	9,623
Property	1,021	756	2,901	2,205
Income taxes	202	177	603	521
	26,907	22,827	77,804	67,538
Income from continuing operations	22,259	20,828	65,487	61,192
Income from discontinued operations:
Real estate acquired for resale by Crest	566	1,095	1,695	7,249
Real estate held for investment	297	3,280	4,109	8,400
	863	4,375	5,804	15,649

Net income	23,122	25,203	71,291	76,841
Preferred stock cash dividends	(2,351)	(1,800)	(7,052)	(7,211)
Excess of redemption value over carrying value of preferred shares redeemed	—	(1,415)	—	(3,774)
Net income available to common stockholders	$20,771	$21,988	$64,239	$65,856

Basic and diluted amounts per common share, available to common stockholders:
Income from continuing operations	$0.25	$0.22	$0.73	$0.64
Net income	$0.26	$0.28	$0.81	$0.84
Weighted average common shares outstanding:
Basic	79,779,808	79,280,944	79,653,608	78,255,404
Diluted	79,843,553	79,349,986	79,727,036	78,335,150

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2005 and 2004

(dollars in thousands)(unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71,291	$76,841
Adjustments to net income:
Depreciation and amortization	33,293	29,656
Income from discontinued operations:
Real estate acquired for resale	(1,695)	(7,249)
Real estate held for investment	(4,109)	(8,400)
Cash from discontinued operations:
Real estate acquired for resale	(666)	(2,299)
Real estate held for investment	512	2,704
Investment in real estate acquired for resale	(52,690)	(21,056)
Intangibles acquired in connection with acquisitions of real estate acquired for resale	(1,780)	—
Proceeds from sales of real estate acquired for resale	16,955	66,669
Amortization of deferred stock compensation	1,627	1,064
Amortization of stock option costs	11	11
Gain on sale of real estate held for investment	(14)	—
Provisions for impairment on real estate held for investment	151	—
Change in assets and liabilities:
Accounts receivable and other assets	617	3,598
Accounts payable, accrued expenses and other liabilities	6,752	287
Net cash provided by operating activities	70,255	141,826
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties	17,588	19,798
Acquisition of and additions to investment properties	(347,067)	(158,595)
Intangibles acquired in connection with acquisitions of investment properties	(9,494)	—
Net cash used in investing activities	(338,973)	(138,797)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	234,600	229,300
Payments under lines of credit	(242,700)	(212,300)
Proceeds from notes issued, net of costs of $4,604 in 2005	270,396	(28)
Proceeds from stock offerings, net of offering costs of $4,879 in 2005 and $3,682 in 2004	92,660	67,918
Proceeds from preferred stock offering, net of offering costs of $3,571	—	96,429
Redemption of preferred stock	—	(103,143)
Cash distributions to common stockholders	(79,543)	(71,399)
Cash dividends to preferred stockholders	(7,052)	(6,904)
Proceeds from other common stock issuances	460	744
Net cash provided by financing activities	268,821	617
Net increase in cash and cash equivalents	103	3,646
Cash and cash equivalents, beginning of period	2,141	4,837
Cash and cash equivalents, end of period	$2,244	$8,483

For supplemental disclosures, see note 12.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

At September 30, 2005, we owned 1,605 properties containing over 13.2 million leasable square feet in 48 states, plus an additional 17 properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest Net”). Crest Net was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges, under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

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

B. We have elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Tax Code. We believe we have qualified and continue to qualify as a REIT.  Under the REIT operating structure we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of Crest Net.

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

The aggregate value of other acquired intangible assets consists of the value of in-place leases and tenant relationships.  These are measured by the excess of the purchase price paid for a property, after adjusting for above or below market lease value, less the estimated fair value of the property “as if vacant,” determined as set forth above. If management determines that there is no tenant relationship value, the remaining value is allocated to building and improvements.  The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

3.                   Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators.

A.  During the first nine months of 2005, Realty Income and Crest Net invested $412.1 million, in aggregate, in 104 new retail properties and properties under development.  These 104 properties are located in 22 states, will contain over 1.6 million leasable square feet, and are 100% leased with an average initial lease term of 17.8 years.

Of the $412.1 million invested, $95.1 million was used to acquire 34 properties with existing leases on the properties.  In accordance with SFAS 141, Realty Income recorded $10.1 million and Crest Net recorded $1.8 million as the value of in-place leases and Realty Income recorded $183,000 as the value of above-market rents.  In addition, Realty Income recorded $756,000 and Crest Net recorded $66,000 as the value of below-market rents on these leases.  These amounts are included in “other assets” and “other liabilities” on our consolidated balance sheet and are amortized over the lives of the respective leases.  Crest Net does not amortize the value of in-place leases because its properties are held for sale.

In comparison, during the first nine months of 2004, Realty Income and Crest Net invested $178.0 million in 182 new retail properties and properties under development.

B.  During the first nine months of 2005, Realty Income invested $357.6 million in 86 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.4%.  These 86 properties are located in 21 states, will contain over 1.4 million leasable square feet, and are 100% leased with an average initial lease term of 17.7 years.  The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.

In comparison, during the first nine months of 2004, Realty Income invested $156.5 million in 160 new retail properties and properties under development with an initial weighted average contractual lease rate of 9.6%.

C.  During the first nine months of 2005, Crest Net invested $54.5 million in 18 new retail properties and properties under development.

In comparison, during the first nine months of 2004, Crest Net invested $21.5 million in 22 new retail properties and properties under development.

D.  Crest Net’s property inventory at September 30, 2005 consisted of 17 properties with a total investment of $49.9 million and at December 31, 2004 consisted of eight properties with a total investment of $10.1 million.  These amounts are included on our consolidated balance sheets in “real estate held for sale, net”, except for $634,000 of intangible assets which are included in other assets at September 30, 2005.

4.                   Credit Facilities

In June 2005, Realty Income entered into a new $300 million acquisition credit facility to replace our existing $250 million acquisition credit facility that expired in October 2005. Under the terms of the new credit facility, which commenced in October 2005, the borrowing rate was reduced to LIBOR (London Interbank Offered Rate) plus 65 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 80 basis points over LIBOR, based on our current credit ratings.  The new credit facility offers us other interest rate options as well. The term of the new facility expires in October 2008, unless extended as provided in the agreement.

5.                   Bond Offerings

In September 2005, we issued $175 million in aggregate principal amount of 5-3/8% senior unsecured notes due 2017 (the “2017 Notes”).  The price to the investor for the 2017 Notes was 99.974% of the principal amount for an effective yield of 5.378%.  The net proceeds of $173.4 million from this offering were used to repay borrowings under our unsecured acquisition credit facility, to fund new property acquisitions and for other general corporate purposes.  Interest on the 2017 Notes is paid semiannually.

In March 2005, we issued $100 million in aggregate principal amount of 5-7/8% senior unsecured bonds due 2035 (the “2035 Bonds”).  The price to the investor for the 2035 Bonds was 98.296% of the principal amount for an effective yield of 5.998%.  The net proceeds of $97.0 million from this offering were used to repay borrowings under our acquisition credit facility and for other general corporate purposes.  Interest on the 2035 Bonds is paid semiannually.

6.                   Common Stock Offering

In September 2005, we issued 4.1 million shares of common stock at a price of $23.79 per share.  The net proceeds of $92.7 million were used to fund new property acquisitions and for other general corporate purposes.

7.                   Gain on Sales of Real Estate Acquired for Resale by Crest Net

During the third quarter of 2005, Crest Net sold two properties for $5.8 million, which resulted in a gain of $713,000.  In comparison, during the third quarter of 2004, Crest Net sold eight properties for $9.1 million, which resulted in a gain of $1.6 million.  Crest Net’s gains on sales are reported before income taxes and are included in discontinued operations.

During the first nine months of 2005, Crest Net sold nine properties for $17.0 million, which resulted in a gain of $2.4 million.  In comparison, during the first nine months 2004, Crest Net sold 43 properties for $66.7 million, which resulted in a gain of $9.5 million.

8.                   Gain on Sales of Investment Properties by Realty Income

During the third quarter of 2005, we sold four investment properties and a portion of land from one property for $3.0 million, which resulted in a gain of $303,000.  This gain is included in discontinued operations.  In comparison, during the third quarter of 2004, we sold nine investment properties and a portion of land from one property for $8.9 million, which resulted in a gain of $2.8 million. This gain is included in discontinued operations.

During the first nine months of 2005, we sold 15 investment properties and a portion of land from one property for $17.6 million, which resulted in a gain of $3.8 million.  This gain is included in discontinued operations, except for $14,000 that is included in other revenue.  In comparison, during the first nine months of 2004, we sold or exchanged 27 investment properties and a portion of land from one property for $20.6 million, which resulted in a gain of $6.8 million.  This gain is included in discontinued operations.

9.                   Discontinued Operations

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), Realty Income’s operations from six investment properties, classified as held for sale at September 30, 2005, plus properties sold in 2005 and 2004, were reported as discontinued operations.  Their respective results of operations were reclassified to “income from discontinued operations, real estate held for investment.”  We classify properties as held for sale in accordance with SFAS 144.  We do not depreciate properties that are classified as held for sale.

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

The following is a summary of Crest Net’s “income from discontinued operations, real estate acquired for resale” for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

Crest Net’s income from discontinued operations, real estate acquired for resale	Three months ended 9/30/05	Three months ended 9/30/04	Nine months ended 9/30/05	Nine months ended 9/30/04
Gain on sales of real estate acquired for resale	$713	$1,555	$2,361	$9,548
Rental revenue	514	338	1,083	1,952
Interest expense	(320)	(121)	(630)	(520)
General and administrative expense	(137)	(112)	(410)	(360)
Property expenses	(9)	(57)	(59)	(72)
Income taxes	(195)	(508)	(650)	(3,299)
Income from discontinued operations, real estate acquired for resale by Crest	$566	$1,095	$1,695	$7,249

The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

Realty Income’s income from discontinued operations, real estate held for investment	Three months Ended 9/30/05	Three months ended 9/30/04	Nine months ended 9/30/05	Nine months ended 9/30/04
Gain on sales of investment properties	$303	$2,831	$3,767	$6,780
Rental revenue	79	839	690	2,930
Other revenue	1	—	1	141
Depreciation and amortization	(25)	(209)	(135)	(743)
Property expenses	(46)	(111)	(179)	(367)
Provisions for impairments	(15)	(70)	(35)	(341)
Income from discontinued operations, real estate held for investment	$297	$3,280	$4,109	$8,400

The following is a summary of our total discontinued operations for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three months ended 9/30/05	Three months ended 9/30/04	Nine months ended 9/30/05	Nine months ended 9/30/04
Income from discontinued operations:
Real estate acquired for resale by Crest	$566	$1,095	$1,695	$7,249
Real estate held for investment	297	3,280	4,109	8,400
Income from discontinued operations	$863	$4,375	$5,804	$15,649
Per common share, basic and diluted	$0.01	$0.06	$0.07	$0.20

10.            Distributions Paid and Payable

A.  We pay monthly distributions to our common stockholders.  The following is a summary of the monthly cash distributions per common share paid during the first nine months of 2005 and 2004.

Month	2005	2004
January	$0.110000	$0.100000
February	0.110000	0.100000
March	0.110000	0.100000
April	0.110625	0.100625
May	0.110625	0.100625
June	0.110625	0.100625
July	0.111250	0.101250
August	0.111250	0.101250
September	0.115000	0.108750
Total	$0.999375	$0.913125

At September 30, 2005, a distribution of $0.115625 per common share was payable and was paid on October 17, 2005.

B.  In May 2004 and October 2004, in aggregate, we issued a total of 5.1 million shares of 7-3/8% Monthly Income Class D preferred stock.  The first dividend for the Class D preferred stock was paid on July 15, 2004.  Beginning May 27, 2009, the Class D preferred shares are redeemable at our option for $25.00 per share.  During the first nine months of 2005, we paid nine monthly dividends to holders of our Class D preferred stock of $0.1536459 per share, totaling $7.1 million.  During the second and third quarters of 2004, we paid or accrued dividends to holders of our Class D preferred stock totaling $2.5 million.

C.  In May 1999, we issued 2,760,000 shares of 9-3/8% Class B cumulative redeemable preferred stock, of which 2,745,700 shares were outstanding in 2004 through June when all of the outstanding shares were redeemed.  We paid dividends to holders of our Class B preferred stock totaling $2.8 million during the first two quarters of 2004.

D.  In July 1999, we issued 1,380,000 shares of 9-½% Class C cumulative redeemable preferred stock, all of which were outstanding in 2004 through July when all of the outstanding shares were redeemed.  We paid monthly dividends to holders of our Class C preferred stock totaling $1.9 million during the first three quarters of 2004.

11.            Net Income per Common Share

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

The following is a reconciliation of the denominator of basic net income per common share computation to the denominator of diluted net income per common share computation:

	Three months ended 9/30/05	Three months ended 9/30/04	Nine months ended 9/30/05	Nine months ended 9/30/04
Weighted average shares used for the basic net income per share computation	79,779,808	79,280,944	79,653,608	78,255,404
Incremental shares from the assumed exercise of stock options	63,745	69,042	73,428	79,746
Adjusted weighted average shares used for diluted net income per share computation	79,843,553	79,349,986	79,727,036	78,335,150

No stock options were anti-dilutive for the three or nine months ended September 30, 2005 and 2004.

12.  Supplemental Disclosures of Cash Flow Information

Interest paid during the first nine months of 2005 was $25.6 million and for the first nine months of 2004 was $21.6 million.

Interest capitalized to properties under development in the first nine months of 2005 was $1.2 million and in the first nine months of 2004 was $426,000.

Income taxes paid by Realty Income and Crest Net in the first nine months of 2005 totaled $1.3 million and in the first nine months of 2004 totaled $5.3 million.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.                     Restricted stock grants resulted in the following (dollars in thousands):

	2005	2004
Common stock and paid in capital	$6,816	$4,277
Common stock and paid in capital, deferred stock compensation	(6,816)	(4,277)

B.                       In 2005, accrued costs on properties under development resulted in an increase in buildings and accounts payable of $2.5 million.

C.                       Distributions payable on our balance sheets is comprised of accruals for the following (dollars in thousands):

	9/30/05	12/31/04
Common stock distributions	$9,677	$8,723
Preferred stock dividends	392	392

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

F.                        In July 2004, when our Class C preferred stock was redeemed, we incurred a non-cash charge of $1.4 million for the excess of redemption value over the carrying value.

13.            Segment Information

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

The following tables set forth certain information regarding the properties we own, classified according to the industry and activities of the respective properties as of September 30, 2005 (dollars in thousands):

Revenue	Three months ended 9/30/05	Three months ended 9/30/04	Nine months ended 9/30/05	Nine months ended 9/30/04
Segment rental revenue:
Automotive parts	$1,615	$1,610	$4,906	$4,888
Automotive service	3,759	3,232	11,200	9,620
Automotive tire services	3,467	3,379	10,641	10,130
Child care	6,285	6,265	18,666	18,776
Convenience stores	9,417	8,871	27,179	24,516
Drug stores	1,628	61	3,964	182
Health and fitness	1,854	1,764	5,437	5,134
Home furnishings	1,806	1,799	5,517	5,395
Motor vehicle dealerships	1,246	232	3,494	296
Restaurants	4,576	4,120	13,113	12,140
Sporting goods	1,687	1,483	5,060	4,449
Theaters	1,645	1,522	4,834	4,542
19 non-reportable segments (1)	10,045	9,298	28,972	27,983
Other revenue	136	19	308	679
Total revenue	$49,166	$43,655	$143,291	$128,730

(1) Crest Net’s revenues appear in “income from discontinued operations, real estate acquired for resale by Crest.”

Assets as of:	9/30/05	12/31/04
Net real estate
Automotive parts	$39,784	$41,153
Automotive service	107,550	109,836
Automotive tire services	130,255	133,296
Child care	104,720	109,523
Convenience stores	344,592	321,746
Drug stores	65,912	2,320
Health and fitness	76,342	58,647
Home furnishings	55,643	57,021
Motor vehicle dealerships	60,241	40,786
Restaurants	129,167	116,534
Sporting goods	58,318	59,535
Theaters	241,584	51,837
19 non-reportable segments	334,629	304,476
Total net real estate	1,748,737	1,406,710
Non-real estate assets	49,970	35,605
Total assets	$1,798,707	$1,442,315

14.            Stock Option Plan

Effective January 1, 2002, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and beginning in 2002 started expensing the costs for all stock option awards granted, modified, or settled after January 1, 2002.

For the third quarter and first nine months of 2005 and 2004, the provisions of Statement No. 123 had no impact on net income available to common stockholders or on basic and diluted earnings per share.

15.            Commitments and Contingencies

In the ordinary course of our business, we are party to various legal actions that we believe are routine in nature and incidental to the operation of our business. We believe the outcome of the proceedings will not have a material adverse effect upon our consolidated statements taken as a whole.

At September 30, 2005, we have committed to pay estimated unfunded development costs of $44.7 million on properties under development. We also have contingent payments for tenant improvements and leasing costs of $421,000.

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

•                                          Other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters;

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

At September 30, 2005, we owned a diversified portfolio:

•                  Of 1,605 retail properties;

•                  With an occupancy rate of 98.4%, or 1,579 properties occupied of the 1,605 properties in the portfolio;

•                  Leased to 101 different retail chains doing business in 30 separate retail industries;

•                  Located in 48 states;

•                  With over 13.2 million square feet of leasable space; and

•                  With an average leasable retail space per property of approximately 8,200 square feet.

Of the 1,605 properties in the portfolio, 1,600, or 99.7%, are single-tenant, retail properties and the remaining five are multi-tenant properties. At September 30, 2005, 1,575, or 98.4%, of the 1,600 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 12.4 years.

In addition, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., owned 17 properties with a total investment of $49.9 million at September 30, 2005. These properties are classified as held for sale on our consolidated balance sheet, except for $634,000 of intangible assets which are included in other assets.  Crest Net was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended.

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

RECENT DEVELOPMENTS

Credit Facilities

In June 2005, Realty Income entered into a new $300 million acquisition credit facility to replace our existing $250 million acquisition credit facility that expired in October 2005. Under the terms of the new credit facility, which commenced in October 2005, the borrowing rate was reduced to LIBOR (London Interbank Offered Rate) plus 65 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 80 basis points over LIBOR, based on our current credit ratings.  The new credit facility offers us other interest rate options as well. The term of the new facility expires in October 2008, unless extended as provided in the agreement.

Issuance of 12-Year Senior Unsecured Notes

In September 2005, Realty Income issued $175 million in aggregate principal amount of 12-year, 5-3/8% senior unsecured notes due 2017.  The price to the public for the notes was 99.974% of the principal amount for an effective yield of 5.378%.  The net proceeds from the offering were used to repay borrowings under the Company’s $250 million unsecured acquisition credit facility, for property acquisitions and for other general corporate purposes.  Our outstanding notes and bonds are rated BBB+ by Fitch Ratings, Baa2 by Moody’s Investors Service and BBB by Standard & Poor’s Ratings Group.

Issuance of 30-Year Senior Unsecured Bonds

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

Credit Ratings Upgrade

In September 2005, our credit ratings were upgraded by Fitch Ratings.  Our senior unsecured debt rating was raised to BBB+ from BBB and our preferred stock rating was raised to BBB from BBB- with a stable outlook.

Issuance of Common Stock

In September 2005, Realty Income issued 4.1 million shares of common stock.  The net proceeds of approximately $92.7 from this offering were used to fund new property acquisitions and for other general corporate purposes.

Acquisitions During The Third Quarter Of 2005

During the third quarter of 2005, Realty Income and Crest Net invested $245.3 million, in aggregate, in 32 new properties and properties under development. These 32 properties are located in eight states and are 100% leased with an initial average lease term of 19.5 years.  As described below, Realty Income acquired 26 properties and Crest Net acquired six properties.

Included in the $245.3 million invested during the third quarter of 2005 is $212.5 million invested by Realty Income in 26 new properties and properties under development with an initial weighted average contractual lease rate of 8.2%. These 26 properties are located in eight states, are 100% leased with an initial average lease term of 19.4 years and will contain over 788,000 leasable square feet.  The 26 new properties acquired by Realty Income are net-leased to seven different retail chains in the convenience store, health and fitness, restaurant and theater industries. At September 30, 2005, three new properties acquired during the third quarter of 2005 were leased and under contract for development by the tenant (with development costs funded by Realty Income) with rent scheduled to begin at various times during the next 12 months.

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

Included in the $245.3 million invested during the third quarter of 2005 is $32.8 million invested by Crest Net invested in six new retail properties.

Acquisition of 17 Kerasotes Theatre Properties

Included in the new acquisitions during the third quarter of 2005 is $200 million we invested to acquire a portfolio of 17 Kerasotes Theatre properties.  Of the 17 properties acquired, 14 were purchased by Realty Income for an aggregate of $171.5 million and three were purchased by Crest Net Lease for an aggregate of $28.5 million.  The properties are all existing theaters that are net-leased to the Kerasotes Showplace Theatres, LLC for a lease term of 20.0 years.

Acquisitions During The First Nine Months Of 2005

During the first nine months of 2005, Realty Income and Crest Net invested $412.1 million, in aggregate, in 104 new properties and properties under development. These 104 properties are located in 22 states and are 100% leased with an initial average lease term of 17.8 years.  As described below, Realty Income acquired 86 properties and Crest Net acquired 18 properties.

Included in the $412.1 million is $357.6 million invested by Realty Income in 86 new properties and properties under development with an initial weighted average contractual lease rate of 8.4%. These 86 properties are located in 21 states, are 100% leased with an initial average lease term of 17.7 years and will contain over 1.4 million leasable square feet.  The 86 new properties acquired by Realty Income are net-leased to nine different retail chains in the convenience store, drug store, health and fitness, motor vehicle dealership, restaurant and theater industries. At September 30, 2005, 12 new properties acquired during 2005 were leased and under contract for development by the tenant (with development costs funded by Realty Income) with rent scheduled to begin at various times during the next 12 months.

Included in the $412.1 million is $54.5 million invested by Crest Net in 18 new retail properties and properties under development.

Investments in Existing Properties

In the third quarter of 2005, we capitalized costs of $214,000 on existing properties in our portfolio, consisting of $114,000 for re-leasing costs and $100,000 for building improvements.

In the first nine months of 2005, we capitalized costs of $1.5 million on existing properties in our portfolio, consisting of $514,000 for re-leasing costs and $964,000 for building improvements.

Net Income Available to Common Stockholders

Net income available to common stockholders was $20.8 million in the third quarter of 2005 versus $22.0 million in the same quarter of 2004, a decrease of $1.2 million. On a diluted per common share basis, net income was $0.26 per share in the third quarter of 2005 as compared to $0.28 per share in the same quarter of 2004.

Net income available to common stockholders was $64.2 million in the first nine months of 2005 versus $65.9 million in the same quarter of 2004, a decrease of $1.7 million. On a diluted per common share basis, net income was $0.81 per share in the first nine months of 2005 as compared to $0.84 per share in the same quarter of 2004.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during the third quarter of 2005 was $303,000 as compared to $2.8 million for the third quarter of 2004.  The gain recognized from the sales of properties acquired for resale during the third quarter of 2005 was $713,000 as compared to $1.6 million for the third quarter of 2004.

The gain recognized from the sales of investment properties during the first nine months of 2005 was $3.8 million as compared to $6.8 million for the first nine months of 2004.  The gain recognized from the sales of properties acquired for resale during the first nine months of 2005 was $2.4 million as compared to $9.5 million for the first nine months of 2004.

Funds from Operations (FFO)

In the third quarter of 2005, our FFO increased by $2.2 million, or 7.5%, to $31.7 million versus $29.5 million in the third quarter of 2004.  On a diluted per common share basis, FFO was $0.40 in the third quarter of 2005 compared to $0.37 for the third quarter of 2004, an increase of $0.03, or 8.1%.

In the first nine months of 2005, our FFO increased by $4.4 million, or 4.9%, to $93.8 million versus $89.4 million in the first nine months of 2004.  On a diluted per common share basis, FFO was $1.18 in the first nine months of 2005 compared to $1.14 for the first nine months of 2004, an increase of $0.04, or 3.5%.

See our discussion of FFO later in this section for a reconciliation of net income available to common stockholders to FFO.

Crest Net Property Sales

During the third quarter of 2005, Crest Net sold two properties from its inventory for an aggregate of $5.8 million, which resulted in a gain of $713,000.  Crest Net’s gains are included in “income from discontinued operations, real estate acquired for resale by Crest.”

During the first nine months of 2005, Crest Net sold nine properties from its inventory for an aggregate of $17.0 million, which resulted in a gain of $2.4 million.

Crest Net’s Property Inventory

Crest Net’s property inventory at September 30, 2005 totaled $49.9 million and at December 31, 2004 totaled $10.1 million.

Increases in Monthly Distributions to Common Stockholders

We continue our 36-year policy of paying distributions monthly.  Monthly distributions per share were increased in April 2005 by $0.000625 to $0.110625, in July 2005 by $0.000625 to $0.11125, in September 2005 by $0.00375 to $0.115 and in October 2005 by $0.000625 to $0.115625.  The increase in October 2005 was our 32nd consecutive quarterly increase and the 36th increase in the amount of our dividend since our listing on the NYSE in 1994. In the first nine months of 2005, we paid the following monthly cash distributions per share: three in the amount of $0.11, three in the amount of $0.110625, two in the amount of $0.11125 and one in the amount of $0.115, totaling $0.999375. In September 2005 and October 2005, we declared distributions of $0.115625 per share, which were paid on October 17, 2005 and will be paid on November 15, 2005, respectively.

The monthly distribution of $0.115625 per share represents a current annualized distribution of $1.3875 per share, and an annualized distribution yield of approximately 6.4% based on the last reported sale price of our common stock on the NYSE of $21.76 on October 26, 2005. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be in any future period.

One Billion Dollars of Dividends Paid

With the payment of the January 2005 dividend, Realty Income and its predecessors have paid in excess of $1 billion in common equity dividends since inception. In addition, since October 1994 when we began trading on the New York Stock Exchange, shareholders have enjoyed regular increases in the amount of the dividend. The annualized dividend amount has grown from $0.90 per share in 1994 to $1.3875 per share in October 2005, an increase of 54.2%.  The October 2005 annualized dividend amount increased by 5.7% from the October 2004 annualized dividend amount of $1.3125 per share.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves

Realty Income is organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At September 30, 2005, we had cash and cash equivalents totaling $2.2 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facility.

$300 Million Bank Credit Facility

We have a $300 million revolving, unsecured credit facility that expires in October 2008. Realty Income’s current investment grade credit ratings provide for financing under the $300 million credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 65 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 80 basis points over LIBOR.  At October 28, 2005, we had a borrowing capacity of $272.3 million available on our credit facility and an outstanding balance of $27.7 million at an effective interest rate of 5.2%.

The credit facility is expected to be used to acquire additional retail properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk.

Mortgage Debt

We have no mortgage debt on any of our properties.

Universal Shelf Registration of $800 Million

In February 2004, we filed a universal shelf registration statement with the SEC registering the issuance, from time to time, of up to $800 million in aggregate value of common stock, preferred stock and debt securities.  At October 26, 2005, $227.9 million remained available for issuance under our universal shelf registration statement.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At October 26, 2005, our total outstanding credit facility borrowings and outstanding notes were $782.7 million or approximately 28.7% of our total market capitalization of $2.73 billion. We define our total market capitalization at October 26, 2005 as the sum of:

•                  Shares of our common stock outstanding of 83,693,627 multiplied by the last reported sales price of our common stock on the NYSE of $21.76 per share, or $1.82 billion;

•                  Aggregate liquidation value of the Class D preferred stock of $127.5 million;

•                  Outstanding borrowings of $27.7 million on our credit facility; and

•                  Outstanding notes of $755.0 million.

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that the majority of our future securities issuances should be in the form of common stock, however, we may issue additional preferred stock or debt securities from time to time. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at terms that are acceptable to us.

Credit Agency Ratings

We are currently assigned investment grade corporate credit ratings, on our senior unsecured notes, from Fitch Ratings, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group. Currently, Fitch Ratings has assigned a rating of BBB+, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BBB to our senior notes. All of these ratings have been assigned a “stable” outlook.

We have also been assigned investment grade credit ratings from the same rating agencies on our preferred stock. Fitch Ratings has assigned a rating of BBB, Moody’s has assigned a rating of Baa3 and Standard & Poor’s has assigned a rating of BBB- to our preferred stock.  All of these ratings have been assigned a “stable” outlook.

The credit ratings assigned to us could change based upon, among other things, our results of operations and financial condition.

Notes Outstanding

In September 2005, we issued $175 million of 5-3/8%, 12-year, senior unsecured notes due 2017.  Interest on these notes is paid semiannually.

In March 2005, we issued $100 million of 5-7/8%, 30-year, senior unsecured bonds due 2035.  Interest on these bonds is paid semiannually.

In November 2003, we issued $150 million of 5-½%, 12-year, senior unsecured notes due 2015.  Interest on these notes is paid semiannually.

In March 2003, we issued $100 million of 5-3/8%, 10-year, senior unsecured notes due 2013.  Interest on these notes is paid semiannually.

In January 1999, we issued $20 million of 8% senior unsecured notes due 2009. Interest on these notes is paid semiannually.

In October 1998, we issued $100 million of 8-¼% senior unsecured notes due 2008. Interest on these notes is paid monthly.

In May 1997, we issued $110 million of 7-¾% senior unsecured notes due 2007. Interest on these notes is paid semiannually.

All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times (measured over the most recent four consecutive quarters); and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. For a complete listing of our debt covenants related to our senior unsecured notes and bonds, as well as further definition of the above terms, please refer to our filings with the Securities and Exchange Commission. We have been in compliance with these covenants since each series of debt securities was issued.

The following is a summary of the key financial covenants to our senior unsecured notes.  The actual amounts are as of September 30, 2005.

Note Covenants	Required	Actual
Limitation on Incurrence of Total Debt	< 60%	36.7%
Limitation on Incurrence of Secured Debt	< 40%	0.0%
Debt Service Coverage	> 1.5 x	4.7	x
Maintenance of Total Unencumbered Assets	> 150% of Unsecured Debt	272%

All of our outstanding notes and bonds have fixed interest rates.  Our credit facility interest rate is variable.

Table of Obligations.  The following table of obligations summarizes the maturity of each of our obligations as of September 30, 2005 (dollars in millions):

Year of Maturity	Credit Facility (1)	Notes	Interest (2)	Other (3)	Totals
2005	$—	$—	$12.1	$45.1	$57.2
2006	—	—	48.0	—	48.0
2007	—	110.0	42.5	—	152.5
2008	15.5	100.0	38.3	—	153.8
2009	—	20.0	29.0	—	49.0
Thereafter	—	525.0	286.2	—	811.2
Totals	$15.5	$755.0	$456.1	$45.1	$1,271.7

(1)   The credit facility balance was 27.7 million as of October 26, 2005.  Our current credit facility, which matures in October 2008, replaced our credit facility that expired in October 2005.

(2)   Interest on the credit facility and notes has been calculated based on outstanding balances as of September 30, 2005 through their respective maturity dates.

(3)   Other consists of $44.7 million of estimated unfunded costs on properties under development, part of which are anticipated to be paid in 2006, plus $421,000 of contingent payments for tenant improvements and leasing costs.

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

Distributions

Distributions are paid to our common stockholders and Class D preferred stockholders on a monthly basis, if and when declared by our Board of Directors. The Class D preferred stockholders receive cumulative distributions at a rate of 7.375% per annum on the $25 per share liquidation preference (equivalent to $1.84375 per annum per share).

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains) and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains). In 2004, our cash distributions totaled $106.5 million, or approximately 107.9% of our REIT taxable income of $98.7 million. Our REIT taxable income reflects non-cash deductions for depreciation and amortization. We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. During the first nine months of 2005, our cash distributions to common stockholders totaled $79.5 million, representing 84.8% of our funds from operations available to common stockholders, or FFO, of $93.8 million.

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

Another significant judgment that must be made is, if and when impairment losses should be taken on our properties when events or change in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less costs to sell. The carrying value of our real estate is the largest component of our consolidated balance sheet. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations.

The following is a comparison of our results of operations for the three and nine months ended September 30, 2005 to the three and nine months ended September 30, 2004.

Rental revenue

Rental revenue was $49.0 million for the third quarter of 2005 versus $43.6 million for the third quarter of 2004, an increase of $5.4 million, or 12.4%.  The increase in rental revenue in the third quarter of 2005 is attributable to:

•                  The 86 retail properties acquired by Realty Income in 2005, which generated $2.6 million in the third quarter;

•                  The 172 retail properties acquired by Realty Income in 2004, which generated $4.3 million in the third quarter of 2005 compared to $2.8 million in the third quarter of 2004, an increase of $1.5 million;

•                  Same store rents generated on 1,279 properties during the third quarters of 2005 and 2004 increased by $363,000, or 0.9%, to $39.82 million from $39.46 million.  These properties were leased during all of both quarters;

•                  An increase in straight-line rent and other non-cash adjustments to rent of $229,000 in the third quarter of 2005 as compared to the third quarter of 2004; and

•                  An increase of $657,000 relating to the aggregate of (i) development properties acquired before 2004 that started paying rent in 2004, (ii) properties that were vacant during part of 2005 or 2004 and (iii) lease termination settlements.  These items totaled $1,628,000 in aggregate in the third quarter of 2005 compared to $971,000 in the same quarter of 2004.

Rental revenue was $143.0 million for the first nine months of 2005 versus $128.1 million for the first nine months of 2004, an increase of $14.9 million, or 11.6%.  The increase in rental revenue in the first nine months of 2005 is attributable to:

•                  The 86 retail properties acquired by Realty Income in 2005, which generated $5.2 million in the first nine months of 2005;

•                  The 172 retail properties acquired by Realty Income in 2004, which generated $12.7 million in the first nine months of 2005 compared to $5.8 million in the first nine months of 2004, an increase of $6.9 million;

•                  Same store rents generated on 1,279 properties during the first nine months of 2005 and 2004 increased by $1.1 million, or 0.9%, to $118.9 million from $117.8 million.  These properties were leased during all of both periods;

•                  An increase in straight-line rent and other non-cash adjustments to rent of $1.2 million in the first nine months of 2005 as compared to the first nine months of 2004; and

•                  An increase of $411,000 relating to the aggregate of (i) development properties acquired before 2004 that started paying rent in 2004, (ii) properties that were vacant during part of 2005 or 2004 and (iii) lease termination settlements.  These items totaled $3.6 million in aggregate in the first nine months of 2005 compared to $3.2 million in the same period of 2004.

Of the 1,605 properties in the portfolio at September 30, 2005, 1,600, or 99.7%, are single-tenant properties and the remaining five are multi-tenant properties. Of the 1,600 single-tenant properties, 1,575, or 98.4%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 12.4 years at September 30, 2005. Of our 1,575 leased single-tenant properties, 1,449, or 92.0%, were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index with adjustment ceilings;

•                  Fixed increases;

•                  To a lesser degree, overage rent based on a percentage of the tenants’ gross sales; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $310,000 in the third quarter of 2005 and $156,000 in the third quarter of 2004. Percentage rent was $508,000 in the first nine months of 2005 and $565,000 in the first nine months of 2004. Percentage rent in the third quarter and first nine months of 2005 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2005.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At September 30, 2005, our portfolio of 1,605 retail properties was 98.4% leased with 26 properties available for lease, one of which is a multi-tenant property. As of October 26, 2005, transactions to lease or sell eight of the 26 properties that were available for lease at September 30, 2005 were underway or completed. We anticipate these transactions will be completed during the next several months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Interest Expense

Interest expense was $1.7 million higher in the third quarter of 2005 than in the third quarter of 2004. Interest expense was $3.5 million higher in the first nine months of 2005 than in the first nine months of 2004.  Interest expense increased in 2005 primarily due to higher average outstanding balances, which was partially offset by slightly lower interest rates. We issued $100 million of 30-year bonds in March 2005 and $175 million of 12-year notes in September 2005, which contributed to the increase in average outstanding balances.  The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended 9/30/05	Three months ended 9/30/04	Nine months ended 9/30/05	Nine months ended 9/30/04
Interest on our credit facility and notes	$10,406	$8,102	$28,714	$24,309
Interest included in discontinued operations from real estate acquired for resale by Crest	(320)	(121)	(630)	(520)
Amortization of settlements on treasury lock agreements	189	189	567	567
Credit facility commitment fees	127	126	380	380
Amortization of credit facility origination costs and deferred bond financing costs	439	408	1,286	1,223
Interest capitalized	(613)	(152)	(1,237)	(426)

Interest expense	$10,228	$8,552	$29,080	$25,533

Credit facilities and notes outstanding	Three months ended 9/30/05	Three months ended 9/30/04	Nine months ended 9/30/05	Nine months ended 9/30/04
Average outstanding balances (in thousands)	$660,487	$495,789	$600,053	$498,814
Average interest rates	6.25%	6.50%	6.40%	6.51%

At October 26, 2005, the weighted average interest rate on our:

•                  Credit facility borrowings of $27.7 million was 5.2%;

•                  Notes payable of $755 million was 6.3%; and

•                  Combined outstanding credit facility and notes of $782.7 million was 6.3%.

Interest Coverage Ratio

For the three months ended September 30, 2005 and 2004, our interest coverage ratio was 4.3 times and 4.9 times, respectively.  For the nine months ended September 30, 2005 and 2004, our interest coverage ratio was 4.4 times and 5.0 times, respectively.  Interest coverage ratio is calculated as: the interest coverage amount (calculated in the following table) divided by interest expense, including interest attributable to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities to our interest coverage amount (dollars in thousands):

	Three months ended 9/30/05	Three months ended 9/30/04	Nine months ended 9/30/05	Nine months ended 9/30/04
Net cash provided by operating activities	$12,919	$37,868	$70,255	$141,826
Interest expense	10,228	8,552	29,080	25,533
Interest expense included in discontinued operations (1)	320	121	630	520
Income taxes	202	177	603	521
Income taxes included in discontinued operations (1)	195	508	650	3,299
Investment in real estate acquired for resale (1)(2)	32,761	7,875	54,470	21,056
Proceeds from sales of real estate acquired for resale (1)	(5,758)	(9,058)	(16,955)	(66,669)
Gain on sales of real estate acquired for resale (1)	713	1,555	2,361	9,548
Amortization of deferred stock compensation	(542)	(362)	(1,627)	(1,064)
Amortization of stock option costs	(4)	(4)	(11)	(11)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,005)	(1,061)	(617)	(3,598)
Accounts payable, accrued expenses and other liabilities	(4,798)	(4,024)	(6,752)	(287)

Interest coverage amount	$45,231	$42,147	$132,087	$130,674

Divided by interest expense (3)	$10,548	$8,673	$29,710	$26,053

Interest coverage ratio	4.3	4.9	4.4	5.0

(1)              Crest Net activities.

(2)              The 2005 amount includes intangibles recorded in connection with acquisitions of real estate acquired for resale.

(3)              Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Fixed Charge Coverage Ratio

For the three months ended September 30, 2005 and 2004, our fixed charge coverage ratio was 3.5 times and 4.0 times, respectively.  For the nine months ended September 30, 2005 and 2004, our fixed charge coverage ratio was 3.6 times and 3.9 times, respectively.  Fixed charge coverage ratio is calculated in the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	Three months ended 9/30/05	Three months ended 9/30/04	Nine months ended 9/30/05	Nine months ended 9/30/04
Interest coverage amount	$45,231	$42,147	$132,087	$130,674
Divided by interest expense plus preferred stock dividends (1)	$12,899	$10,473	$36,762	$33,264
Fixed charge coverage ratio	3.5	4.0	3.6	3.9

(1) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Depreciation and Amortization

For the third quarter of 2005, depreciation and amortization was $11.3 million as compared to $10.1 million in the third quarter of 2004. For the first nine months of 2005, depreciation was $33.3 million as compared to $29.7 million in the first nine months of 2004.  The increase in depreciation and amortization in 2005 was due to the acquisition of properties in 2005 and 2004, which was partially offset by property sales in these years.

General and Administrative Expenses

General and administrative expenses increased by $964,000, to $4.2 million, in the third quarter of 2005 versus $3.2 million in the third quarter of 2004.  In the third quarter of 2005, as a percentage of total revenue, general and administrative expenses increased to 8.5% as compared to 7.3% in the third quarter of 2004.

General and administrative expenses increased by $2.3 million, to $11.9 million, in the first nine months of 2005 versus $9.6 million in the first nine months of 2004.  In the first nine months of 2005, as a percentage of total revenue, general and administrative expenses increased to 8.3% as compared to 7.5% in the first nine months of 2004.

General and administrative expenses increased in 2005 primarily due to increases in accounting fees, payroll and employee benefit costs, and costs related to corporate governance, including costs of compliance with the Sarbanes-Oxley Act of 2002.

As our property portfolio has grown and continues to grow, we have increased, and anticipate that we will continue to gradually increase the level of our staffing. We expect general and administrative expenses to continue to increase due to costs attributable to payroll, staffing costs and corporate governance.

At October 26, 2005, we had 69 permanent employees and five temporary employees as compared to November 1, 2004 when we had 60 permanent employees and six temporary employees.  The temporary employees have been working on a record retention project that is expected to conclude in the next three to six months.

Property Expenses

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At September 30, 2005, 26 properties were available for lease as compared to 32 at December 31, 2004 and 29 at September 30, 2004.

Property expenses were $1.0 million in the third quarter of 2005 and $756,000 in the third quarter of 2004.  A provision for impairment of $104,000 is included in the property expenses for the third quarter of 2005. Property expenses were $2.9 million in the first nine months of 2005 and $2.2 million in the first nine months of 2004.  Provisions for impairment of $151,000 are included in property expenses for the first nine months of 2005.    The increase in property expenses, in the third quarter and first nine months of 2005, is primarily attributable to an increase in bad debt expense, maintenance costs and provisions for impairment.

Income Taxes

Income taxes were $202,000 in the third quarter of 2005 as compared to $177,000 in the third quarter of 2004.  Income taxes for the first nine months of 2005 and 2004 were $603,000 and $521,000, respectively. These amounts are for city and state income taxes paid by Realty Income.  The increase in 2005 is due to an increase in rental revenue causing higher city and state income tax expense.

In addition, Crest Net incurred state and federal income taxes of $195,000 in the third quarter of 2005 as compared to $508,000 in the third quarter of 2004. Crest Net incurred state and federal income taxes of $650,000 in the first nine months of 2005 as compared to $3.3 million in the first nine months of 2004. The decrease in 2005 as compared to 2004 is due to lower taxable income, primarily attributable to lower gains on sales of real estate acquired for resale. These amounts are included in “income from discontinued operations, real estate acquired for resale by Crest.”

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

The following is a summary of Crest Net’s “income from discontinued operations, real estate acquired for resale” for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

Crest Net’s income from discontinued operations, real estate acquired for resale	Three months ended 9/30/05	Three months ended 9/30/04	Nine months ended 9/30/05	Nine months ended 9/30/04
Gain on sales of real estate acquired for resale	$713	$1,555	$2,361	$9,548
Rental revenue	514	338	1,083	1,952
Interest expense	(320)	(121)	(630)	(520)
General and administrative expense	(137)	(112)	(410)	(360)
Property expenses	(9)	(57)	(59)	(72)
Income taxes	(195)	(508)	(650)	(3,299)

Income from discontinued operations, Real estate acquired for resale by Crest	$566	$1,095	$1,695	$7,249

Per common share, basic and diluted	$0.01	$0.01	$0.02	$0.09

Realty Income’s operations from six properties listed as held for sale at September 30, 2005, plus properties sold in 2004 and 2005 have been classified as discontinued operations.  The following is a summary of our discontinued operations from real estate held for investment for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

Realty Income’s income from discontinued operations, real estate held for investment	Three months ended 9/30/05	Three months ended 9/30/04	Nine months ended 9/30/05	Nine months ended 9/30/04
Gain on sales of investment properties	$303	$2,831	$3,767	$6,780
Rental revenue	79	839	690	2,930
Other revenue	1	—	1	141
Depreciation and amortization	(25)	(209)	(135)	(743)
Property expenses	(46)	(111)	(179)	(367)
Provisions for impairments	(15)	(70)	(35)	(341)
Income from discontinued operations, real estate held for investment	$297	$3,280	$4,109	$8,400

Per common share, basic and diluted	$0.00	$0.04	$0.05	$0.11

The following is a summary of our total discontinued operations for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three months ended 9/30/05	Three months ended 9/30/04	Nine months ended 9/30/05	Nine months ended 9/30/04
Income from discontinued operations:
Real estate acquired for resale by Crest	$566	$1,095	$1,695	$7,249
Real estate held for investment	297	3,280	4,109	8,400

Income from discontinued operations	$863	$4,375	$5,804	$15,649

Per common share, basic and diluted	$0.01	$0.06	$0.07	$0.20

Gain on Sales of Real Estate Acquired for Resale by Crest Net

During the third quarter of 2005, Crest Net sold two properties for $5.8 million, which resulted in a gain of $713,000.  In comparison, during the third quarter of 2004, Crest Net sold eight properties for $9.1 million, which resulted in a gain of $1.6 million.  Crest Net’s gains on sales are reported before income taxes and are included in discontinued operations.

During the first nine months of 2005, Crest Net sold nine properties for $17.0 million, which resulted in a gain of $2.4 million.  In comparison, during the first nine months 2004, Crest Net sold 43 properties for $66.7 million, which resulted in a gain of $9.5 million.

At September 30, 2005, Crest Net had $49.9 million invested in 17 properties, which are held for sale. Our goal is for Crest Net to carry an average inventory of $20 to $25 million in real estate.  Crest Net generates an earnings spread on the difference between the lease payments it receives on the properties held in inventory and the cost of capital used to acquire properties.  It is our belief that at this level of inventory, rental revenue will exceed the ongoing operating expenses of Crest Net without any property sales.

Gain on Sales of Investment Properties by Realty Income

During the third quarter of 2005, we sold four investment properties and a portion of land from one property for $3.0 million, which resulted in a gain of $303,000.  In comparison, during the third quarter of 2004, we sold or exchanged nine investment properties and one portion of land from one property for $8.9 million, which resulted in a gain of $2.8 million. These gains are included in discontinued operations.

During the first nine months of 2005, we sold 15 investment properties and a portion of land from one property for $17.6 million, which resulted in a gain of $3.8 million.  This gain is included in discontinued operations, except for $14,000 that is included in other revenue. In comparison, during the first nine months of 2004, we sold or exchanged 27 investment properties and a portion of land from one property for $20.6 million, which resulted in a gain of $6.8 million. This gain is included in discontinued operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At September 30, 2005, we classified real estate with a carrying amount of $51.6 million as held for sale on our balance sheet, which includes properties owned by Crest Net totaling $49.3 million.  In addition, $634,000 invested by Crest Net in real estate is included in other assets and was classified as intangible assets in accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations.  Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $15 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Provisions for Impairments

Provisions for impairments of $119,000 were recorded on two properties in the third quarter 2005 and $70,000 was taken on two properties in the third quarter of 2004.  These provisions are included in “income from discontinued operations, real estate held for investment”, except for $104,000 in the third quarter of 2005, which is included in property expenses.

Provisions for impairments of $186,000 were recorded on four properties in the first nine months of 2005 and $341,000 was taken on three properties in the first nine months of 2004.  These provisions are included in “income from discontinued operations, real estate held for investment”, except for $151,000 in the first nine months of 2005, which is included in property expenses.

Preferred Stock Dividends and Redemption Charge

We had preferred stock cash dividends of $2.4 million in the third quarter of 2005 as compared to $1.8 million in the third quarter of 2004.  We had preferred stock cash dividends of $7.1 million in the first nine months of 2005 as compared to $7.2 million in the first nine months of 2004.  The decrease in the first nine months of 2005 is due to a lower dividend rate on our Class D preferred stock than on our Class B and Class C preferred stock, which was partially offset by more preferred shares being outstanding in the first nine months of 2005 than in the first nine months of 2004.

When we redeemed our Class B preferred stock in June 2004 and our Class C preferred stock in July 2004, we incurred non-cash charges of $2.4 million and $1.4 million, respectively, for the excess of redemption value over the carrying value.  These non-cash charges represent the Class B and Class C preferred stock original issuance costs that were paid in 1999 and recorded as a reduction to net income available to common stockholders when the shares were redeemed.  These non-cash charges equate to $0.02 per common share in the third quarter of 2004 and $0.05 per common share for the first nine months of 2004.

Net Income Available to Common Stockholders

Net income available to common stockholders was $20.8 million in the third quarter of 2005 versus $22.0 million in the third quarter of 2004, a decrease of $1.2 million.  Net income available to common stockholders was $64.2 million in the first nine months of 2005 versus $65.9 million in the first nine months of 2004, a decrease of $1.7 million.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

During the third quarter of 2005, the gain recognized from the sales of investment properties was $303,000, as compared to $2.8 million for the third quarter of 2004 and the gain recognized from the sales of properties acquired for resale was $713,000, as compared to $1.6 million for the third quarter of 2004.

For the first nine months of 2005, the gain recognized from the sales of investment properties was $3.8 million, as compared to $6.8 million for the first nine months of 2004 and the gain recognized from the sales of properties acquired for resale was $2.4 million, as compared to $9.5 million for the first nine months of 2004.

FUNDS FROM OPERATIONS

AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the third quarter of 2005 increased by $2.2 million, or 7.5%, to $31.7 million as compared to $29.5 million in the third quarter of 2004. FFO for the first nine months of 2005 increased by $4.4 million, or 4.9%, to $93.8 million as compared to $89.4 million in the first nine months of 2004. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO.  Also presented is information regarding distributions paid to common stockholders and the diluted weighted average number of shares outstanding for the third quarter and first nine months of 2005 and 2004 (dollars in thousands, except per share amounts):

	Three months ended 9/30/05	Three months ended 9/30/04	Nine months ended 9/30/05	Nine months ended 9/30/04
Net income available to common stockholders	$20,771	$21,988	$64,239	$65,856
Depreciation and amortization:
Continuing operations	11,290	10,140	33,293	29,656
Discontinued operations	25	209	135	743
Depreciation of furniture, fixtures and equipment	(35)	(28)	(102)	(86)
Gain on sales of investment properties:
Continuing operations	—	—	(14)	—
Discontinued operations	(303)	(2,831)	(3,767)	(6,780)

Total funds from operations	$31,748	$29,478	$93,784	$89,389

FFO per common share, basic and diluted	$0.40	$0.37	$1.18	$1.14

Distributions paid to common stockholders	$26,867	$24,674	$79,543	$71,399
FFO in excess of distributions to common stockholders	$4,881	$4,804	$14,241	$17,990
Diluted weighted average number of common shares outstanding	79,843,553	79,349,986	79,727,036	78,335,150

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

(dollars in thousands)	Three months ended 9/30/05	Three months ended 9/30/04	Nine months ended 9/30/05	Nine months Ended 9/30/04
Provisions for impairments	$119	$70	$186	$341
Amortization of settlements on treasury lock agreements(1)	189	189	567	567
Amortization of deferred note financing costs(2)	259	228	745	685
Amortization of deferred stock compensation and stock option costs	546	366	1,638	1,075
Capitalized leasing costs and commissions	(114)	(70)	(514)	(299)
Capitalized building improvements	(100)	(50)	(964)	(637)
Straight line rent(3)	(178)	52	(1,113)	104
Preferred stock origination costs write-off (4)	—	1,415	—	3,774

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

(4) Represents the Class B and Class C preferred stock non-cash charges for the excess of redemption value over the carrying value.

PROPERTY PORTFOLIO INFORMATION

At September 30, 2005, we owned a diversified portfolio:

•                  Of 1,605 retail properties;

•                  With an occupancy rate of 98.4%, or 1,579 properties occupied of the 1,605 properties in the portfolio;

•                  Leased to 101 different retail chains doing business in 30 separate retail industries;

•                  Located in 48 states;

•                  With over 13.2 million square feet of leasable space; and

•                  With an average leasable retail space of approximately 8,200 square feet.

In addition to our real estate portfolio at September 30, 2005, our subsidiary, Crest Net had invested $49.9 million in 17 retail properties located in eight states. These properties are classified as held for sale.

At September 30, 2005, 1,575, or 98.1%, of our 1,605 retail properties were leased under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or, to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

Environmental Liabilities

Our tenants are generally responsible for and indemnify us against liabilities for environmental matters that occur on our properties.  For properties that have underground storage tanks, in addition to providing an indemnity in our favor, the tenants generally obtain environmental insurance or rely upon the State Funds in the states where these properties are located.

In June 2005, we entered into a new seven-year environmental insurance policy on our property portfolio, replacing the previous five-year environmental insurance policy.  The limits on our new policy are $10 million per occurrence, and $50 million in the aggregate, subject to a $40,000 self insurance retention, per occurrence, for properties with underground storage tanks and a $100,000 self insurance retention, per occurrence, for all other properties.  It is possible that our insurance could be insufficient to address any particular environmental situation and that, in the future, we could be unable to obtain insurance for environmental matters at a reasonable cost, or at all.

The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest Net) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue (1)
	For the Quarter Ended Sept. 30,	For the Years Ended December 31,
30 Industries	2005	2004	2003	2002	2001	2000	1999
Apparel stores	1.6%	1.8%	2.1%	2.3%	2.4%	2.4%	3.8%
Automotive collision services	1.3	1.0	0.3	—	—	—	—
Automotive parts	3.3	3.8	4.5	4.9	5.7	6.0	6.3
Automotive service	7.6	7.7	8.3	7.0	5.7	5.8	6.6
Automotive tire services	7.1	7.8	3.1	2.7	2.6	2.3	2.3
Book stores	0.3	0.3	0.4	0.4	0.4	0.5	0.5
Business services	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Child care	12.8	14.4	17.8	20.8	23.9	24.7	25.3
Consumer electronics	1.3	2.1	3.0	3.3	4.0	4.9	4.4
Convenience stores	19.3	19.2	13.3	9.1	8.4	8.4	7.2
Crafts and novelties	0.4	0.5	0.6	0.4	0.4	0.4	0.4
Drug stores	3.3	0.1	0.2	0.2	0.2	0.2	0.2
Entertainment	2.1	2.3	2.6	2.3	1.8	2.0	1.2
Equipment rental services	0.3	0.3	0.2	—	—	—	—
Financial services	0.1	0.1	—	—	—	—	—
General merchandise	0.4	0.4	0.5	0.5	0.6	0.6	0.6
Grocery stores	0.7	0.8	0.4	0.5	0.6	0.6	0.5
Health and fitness	3.8	4.0	3.8	3.8	3.6	2.4	0.6
Home furnishings	3.7	4.1	4.9	5.4	6.0	5.8	6.5
Home improvement	1.1	1.0	1.1	1.2	1.3	2.0	3.6
Motor vehicle dealerships	2.5	0.6	—	—	—	—	—
Office supplies	1.5	1.6	1.9	2.1	2.2	2.3	2.6
Pet supplies and services	1.3	1.4	1.7	1.7	1.6	1.5	1.1
Private education	0.8	1.1	1.2	1.3	1.5	1.4	1.2
Restaurants	9.4	9.7	11.8	13.5	12.2	12.3	13.3
Shoe stores	1.2	0.3	0.9	0.8	0.7	0.8	1.1
Sporting goods	3.4	3.4	3.8	4.1	0.9	—	—
Theaters	3.4	3.5	4.1	3.9	4.3	2.7	0.6
Travel plazas	0.3	0.4	0.3	—	—	—	—
Video rental	2.5	2.8	3.3	3.3	3.7	3.9	4.3
Other	3.1	3.4	3.8	4.4	5.2	6.0	5.7
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)            Includes rental revenue for all properties owned by Realty Income at the end of each period presented including revenue from properties reclassified to discontinued operations.

The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest Net) at September 30, 2005, classified according to the retail business types and the level of services they provide (dollars in thousands):

		Rental Revenue
		for the Quarter	Percentage of
	Number of	Ended	Rental
Industry	Properties	Sept 30, 2005 (1)	Revenue
Tenants Providing Services
Automotive collision services	11	$641	1.3%
Automotive service	219	3,747	7.6
Child care	274	6,285	12.8
Entertainment	9	1,025	2.1
Equipment rental services	2	150	0.3
Financial services	3	53	0.1
Health and fitness	14	1,854	3.8
Private education	5	381	0.8
Theaters	28	1,645	3.4
Other	10	1,534	3.1
	575	17,315	35.3
Tenants Selling Goods and Services
Automotive parts (with installation)	30	583	1.2
Automotive tire services	102	3,467	7.1
Business services	1	32	0.1
Convenience stores	394	9,454	19.3
Home improvement	2	51	0.1
Motor vehicle dealerships	13	1,246	2.5
Pet supplies and services	9	611	1.2
Restaurants	208	4,603	9.4
Travel plazas	1	168	0.3
Video rental	34	1,235	2.5
	794	21,450	43.7
Tenants Selling Goods
Apparel stores	5	775	1.6
Automotive parts	74	1,045	2.1
Book stores	2	153	0.3
Consumer electronics	24	651	1.3
Crafts and novelties	4	211	0.4
Drug stores	29	1,628	3.3
General merchandise	12	207	0.4
Grocery stores	6	347	0.7
Home furnishings	38	1,806	3.7
Home improvement	15	465	1.0
Office supplies	10	719	1.5
Pet supplies	2	37	0.1
Shoe stores	2	597	1.2
Sporting goods	13	1,687	3.4
	236	10,328	21.0
Totals	1,605	$49,093	100.0%

(1)            Includes rental revenue for all properties owned by Realty Income at September 30, 2005 (including revenue from properties reclassified to discontinued operations of $63).

The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest Net) regarding the timing of the initial lease term expirations (excluding extension options) on our 1,575 net leased, single-tenant retail properties as of September 30, 2005 (dollars in thousands):

	Total Portfolio			Initial Expirations (3)			Subsequent Expirations (4)
Year	Total Number of Leases Expiring (1)	Rental Revenue for the Quarter Ended 9/30/05 (2)	% of Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 9/30/05	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 9/30/05	% of Total Rental Revenue
2005	50	$980	2.1%	44	$912	1.9%	6	$68	0.2%
2006	89	1,967	4.2	32	762	1.6	57	1,205	2.6
2007	123	2,269	4.8	87	1,638	3.5	36	631	1.3
2008	99	2,101	4.5	61	1,436	3.1	38	665	1.4
2009	90	1,971	4.2	30	708	1.5	60	1,263	2.7
2010	60	1,299	2.8	38	936	2.0	22	363	0.8
2011	41	1,440	3.1	33	1,241	2.7	8	199	0.4
2012	44	1,378	2.9	42	1,329	2.8	2	49	0.1
2013	74	3,211	6.8	66	2,999	6.4	8	212	0.4
2014	48	2,028	4.3	36	1,790	3.8	12	238	0.5
2015	48	1,259	2.7	30	826	1.8	18	433	0.9
2016	17	513	1.1	15	431	0.9	2	82	0.2
2017	22	1,527	3.3	18	1,459	3.1	4	68	0.2
2018	23	1,028	2.2	23	1,028	2.2	—	—	—
2019	95	4,538	9.7	94	4,295	9.2	1	243	0.5
2020	71	2,165	4.6	70	2,151	4.6	1	14		*
2021	125	4,082	8.7	125	4,082	8.7	—	—	—
2022	96	2,598	5.5	95	2,593	5.5	1	5		*
2023	234	6,452	13.8	233	6,426	13.7	1	26	0.1
2024	58	1,761	3.8	58	1,761	3.8	—	—	—
2025	56	1,239	2.6	56	1,239	2.6	—	—	—
2026	2	98	0.2	2	98	0.2	—	—	—
2028	2	54	0.1	2	54	0.1	—	—	—
2033	3	357	0.8	3	357	0.8	—	—	—
2034	2	230	0.5	2	230	0.5	—	—	—
2037	2	325	0.7	2	325	0.7	—	—	—
2043	1	13	*	—	—	—	1	13		*

Totals	1,575	$46,883	100.0%	1,297	$41,106	87.7%	278	$5,777	12.3%

*Less than 0.1%

(1)  Excludes four multi-tenant properties, 26 vacant and unleased properties, one of which is a multi-tenant property.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)  Includes rental revenue of $63 from properties reclassified to discontinued operations and excludes revenue of $2,210 from four multi-tenant properties and from 26 vacant and unleased properties at September 30, 2005.

(3)  Represents leases to the initial tenant of the property that are expiring for the first time.

(4)  Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest Net) as of September 30, 2005 (dollars in thousands):

				Rental Revenue
			Approximate	For the Quarter	Percentage of
	Number of	Percent	Leasable	Ended Sept 30,	Rental
State	Properties	Leased	Square Feet	2005 (1)	Revenue
Alabama	18	94%	156,600	$426	0.9%
Alaska	2	100	128,500	251	0.5
Arizona	70	100	335,500	1,888	3.8
Arkansas	8	88	48,800	139	0.3
California	61	100	1,057,100	4,050	8.3
Colorado	48	98	399,100	1,719	3.5
Connecticut	16	100	245,600	929	1.9
Delaware	16	100	29,100	338	0.7
Florida	127	98	1,254,900	4,892	10.0
Georgia	99	99	645,100	2,639	5.4
Idaho	14	100	91,900	373	0.8
Illinois	52	98	687,600	1,533	3.1
Indiana	30	93	327,500	534	1.1
Iowa	9	89	57,000	174	0.4
Kansas	20	90	188,300	512	1.0
Kentucky	12	100	41,200	264	0.5
Louisiana	14	100	65,200	296	0.6
Maryland	24	100	188,700	1,132	2.3
Massachusetts	37	100	203,100	998	2.0
Michigan	13	100	81,600	300	0.6
Minnesota	20	100	337,100	560	1.1
Mississippi	34	88	195,500	704	1.4
Missouri	32	97	244,500	741	1.5
Montana	2	100	30,000	74	0.2
Nebraska	13	100	104,500	401	0.8
Nevada	15	100	191,000	824	1.7
New Hampshire	10	100	89,600	369	0.8
New Jersey	26	100	200,100	1,063	2.2
New Mexico	7	100	53,300	131	0.3
New York	28	100	386,300	1,665	3.4
North Carolina	50	98	325,000	1,437	2.9
North Dakota	1	100	22,000	16		*
Ohio	105	100	661,500	2,535	5.2
Oklahoma	17	100	92,100	360	0.7
Oregon	17	100	253,300	536	1.1
Pennsylvania	81	100	481,300	2,277	4.6
Rhode Island	1	100	3,500	29	0.1
South Carolina	55	100	215,800	1,414	2.9
South Dakota	1	100	6,500	24	0.1
Tennessee	96	100	447,000	2,197	4.5
Texas	177	97	1,740,300	4,923	10.0
Utah	6	100	35,100	107	0.2
Vermont	1	100	2,500	22		*
Virginia	62	100	431,900	2,184	4.4
Washington	37	100	243,900	694	1.4
West Virginia	2	0	16,800	0		*
Wisconsin	16	94	153,700	366	0.7
Wyoming	3	100	14,900	53	0.1
Totals/Average	1,605	98%	13,211,400	$49,093	100.0%

* Less than 0.1%

(1)  Includes rental revenue for all properties owned by Realty Income at September 30, 2005 (including revenue from properties reclassified to discontinued operations of $63).

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

Approximately 98.1%, or 1,575, of the 1,605 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property costs and expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

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

OTHER INFORMATION

At October 26, 2005, we had 69 permanent employees and five temporary employees.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at September 30, 2005. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes at September 30, 2005 (dollars in millions):

	Expected Maturity Data									Fair
	2007		2008		2009		Thereafter		Total	Value(6)
Fixed rate debt	$110.0	(2)	$100.0	(3)	$20.0	(4)	$525.0	(5)	$755.0	$756.8
Average interest rate	7.8%		8.3%		8.0%		5.5%		6.3%
Variable rate debt	—		15.5	(1)	—		—		$15.5	$15.5
Average interest rate			4.8%						4.8%

(1)     Our current credit facility, which expires in October 2008, replaced our credit facility that expired in October 2005. The credit facility balance as of October 26, 2005 was $27.7 million.

(2)     $110 million matures in May 2007.

(3)     $100 million matures in November 2008.

(4)     $20 million matures in January 2009.

(5)     $100 million matures in March 2013, $150 million matures in November 2015, $175 million matures in September 2017 and $100 million matures in March 2035.

(6)     We base the fair value of the fixed rate debt on the closing market price or indicative price per each note as of the end of the quarter. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place.

The table incorporates only those exposures that exist as of September 30, 2005. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

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

As required of and for the quarter ended September 30, 2005, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

PART II.                                                OTHER INFORMATION

Item 6.                                                           Exhibits

Exhibit No.                                     Description

Articles of Incorporation and By-Laws

3.1                                                     Articles of Incorporation of the Company, as amended by amendment No. 1 dated May 10, 2005 and No. 2 dated May 10, 2005 (filed as exhibit 3.1 to Realty Income’s Form 10-Q dated June 30, 2005, and incorporated herein by reference).

3.2                                                     Bylaws of the Company, as amended by amendment No. 1 dated March 20, 2000 and No. 2 dated September 15, 2005 (filed as exhibit 3.2 to Realty Income’s Form 10-Q dated June 30, 2005, and incorporated herein by reference).

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

4.16                                               Form of 5-3/8% Senior Notes due 2017 (filed as exhibit 4.2 to the Company’s Form 8-K, dated September 8, 2005 and incorporated herein by reference).

4.17                                               Officer’s Certificate pursuant to section 301 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5-3/8% Senior Notes due 2017 (filed as exhibit 4.3 to the Company’s Form 8-K, dated September 8, 2005 and incorporated herein by reference).

Material Contracts

10.1                                             $300 million Credit Agreement dated June 17, 2005 (filed as exhibit 10.1 to the Company’s Form 8-K filed on June 20, 2005 and incorporated herein by reference).

10.2                                             Form indemnification agreement between the Company and each executive officer and each director of the Board of Directors of the Company (filed as exhibit 10.1 to the Company’s Form 8-K filed on August 26, 2005 and incorporated herein by reference).

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

REALTY INCOME CORPORATION

/s/ GREGORY J. FAHEY
Date: November 1, 2005	Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)