Form 10-K
period 2005-12-31
REALTY INCOME CORP
filed 2006-02-23
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

At June 30, 2005, the aggregate market value of the Registrant’s shares of common stock, $1.00 par value, held by non-affiliates of the Registrant was $1.9 billion, at the New York Stock Exchange (“NYSE”) closing price of $25.04.

At February 10, 2006, the number of shares of common stock outstanding was 83,880,873, the number of Class D preferred shares outstanding was 5,100,000 and the number of Monthly Income Senior Notes, due 2008, outstanding was 4,000,000.

Documents incorporated by reference: Part III, Item 10, 11, 12, 13 and Part IV, Item 14 incorporate by reference certain specific portions of the definitive proxy statement for Realty Income Corporation’s Annual Meeting to be held on May 16, 2006, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report.

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

•                  Other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters, illiquidity of real estate investments and potential damages from natural disasters;

•                  Impairments in the value of our real estate assets;

•                  Changes in the tax laws of the United States of America;

•                  The outcome of any legal proceeding to which we are a party; and

•                  Acts of terrorism and war.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.

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

REALTY INCOME CORPORATION

PART I

Item 1:             Business

THE COMPANY

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT.  Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO per share.  The monthly distributions are supported by the cash flow from our portfolio of retail properties leased to regional and national retail chains.  We have in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. Over the past 37 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term lease agreements (primarily 15- to 20-years).

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

At December 31, 2005, we owned a diversified portfolio:

•                  Of 1,646 retail properties;

•                  With an occupancy rate of 98.5%, or 1,621 properties occupied of the 1,646 properties in the portfolio;

•                  Leased to 101 different retail chains doing business in 29 separate retail industries;

•                  Located in 48 states;

•                  With over 13.4 million square feet of leasable space; and

•                  With an average leasable retail space of 8,200 square feet.

Of the 1,646 properties in the portfolio, 1,641, or 99.7% are single-tenant, retail properties and the remaining five are multi-tenant, distribution and office properties. At December 31, 2005, 1,617, or 98.5%, of the 1,641 single-tenant were leased with a weighted average remaining lease term (excluding extension options) of approximately 12.4 years.

In addition, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., owned 17 properties with a total investment of $45.7 million at December 31, 2005, which are classified as held for sale.  Crest Net was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, the “Code.”

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

The six senior officers of Realty Income owned 1.3% of our outstanding common stock with a market value of $25.1 million at February 10, 2006. The directors and six senior officers of Realty Income, as a group, owned 2.7% of our outstanding common stock with a market value of $51.6 million at February 10, 2006.

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

At February 10, 2006, we had 69 permanent employees and four temporary employees as compared to February 15, 2005 when we had 64 permanent employees and six temporary employees.  The temporary employees have been working on a record retention project that is expected to conclude during 2006.

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

Common Stock Issuance

In September 2005, we issued 4.1 million shares of common stock.  The net proceeds of $92.7 million were used to fund new property acquisitions and for other general corporate purposes.

Credit Ratings Upgrade

In September 2005, our credit ratings were upgraded by Fitch Ratings.  Our senior unsecured debt rating was raised to BBB+ from BBB and our preferred stock rating was raised to BBB from BBB- with a stable outlook.

In February 2006, Moody’s Investors Service, Inc. affirmed its ratings on our senior unsecured debt rating of Baa2 and our preferred stock rating of Baa3 and raised the outlook to “positive” from “stable.”

Issuance of 12-Year Senior Unsecured Notes

In September 2005, Realty Income issued $175 million in aggregate principal amount of 12-year, 5-3/8% senior unsecured notes due 2017.  The price to the public for the notes was 99.974% of the principal amount for an effective yield of 5.378%.  The net proceeds from the offering were used to repay borrowings under the Company’s unsecured acquisition credit facility, for property acquisitions and for other general corporate purposes.  Our outstanding notes and bonds are rated BBB+ by Fitch Ratings, Baa2 by Moody’s Investors Service and BBB by Standard & Poor’s Ratings Group.

Issuance of 30-Year Senior Unsecured Bonds

In March 2005, Realty Income issued $100 million in aggregate principal amount of 30-year, 5-7/8% senior unsecured bonds due 2035.  The price to the investor for the bonds was 98.296% of the principal amount for an effective yield of 5.998%.  The net proceeds from the offering were used to repay borrowings under our unsecured acquisition credit facility and for other general corporate purposes.

Acquisitions During 2005

During 2005, Realty Income and Crest Net invested in aggregate $486.6 million in 156 new properties and properties under development. These 156 properties are located in 30 states and are 100% leased with an initial average lease term of 15.8 years.  As described below, Realty Income acquired 135 properties and Crest Net acquired 21 properties.

Included in the $486.6 million is $430.7 million invested by Realty Income in 135 new properties and properties under development with an initial weighted average contractual lease rate of 8.4%. These 135 properties are located in 28 states, are 100% leased with an initial average lease term of 15.6 years and will contain over 1.7 million leasable square feet.  The 135 new properties acquired by Realty Income are net-leased to 13 different retail chains in the convenience store, drug store, financial services, health and fitness, motor vehicle dealership, restaurant and theater industries.

Included in the $486.4 million is $55.9 million invested by Crest Net in 21 new retail properties and properties under development.

Of the $430.7 million Realty Income invested in real estate during 2005, $43.9 million was invested in 10 properties that were leased and under contract for development by the tenant at December 31, 2005 (with development costs funded by Realty Income).  Rent on these properties is scheduled to begin at various times during 2006.  At December 31, 2005, we also had committed to pay estimated unfunded development costs totaling $42.2 million.

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

Investments in Existing Properties

In 2005, we capitalized costs of $1.6 million on existing properties in our portfolio, consisting of $570,000 for re-leasing costs and $1.0 million for building improvements.

Net Income Available to Common Stockholders

Net income available to common stockholders was $89.7 million in 2005 versus $90.2 million in 2004, a decrease of $452,000. On a diluted per common share basis, net income was $1.12 per share in 2005 as compared to $1.15 per share in 2004.

The calculation to determine net income available to common stockholders includes gains from the sale of investment properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during 2005 was $6.6 million as compared to $12.7 million during 2004.

Funds from Operations (FFO)

In 2005, our FFO increased by $11.4 million, or 9.6%, to $129.6 million versus $118.2 million in 2004.  On a diluted per common share basis, FFO was $1.62 in 2005 compared to $1.50 for 2004, an increase of $0.12, or 8.0%.

See our discussion of FFO in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report, which includes a reconciliation of net income available to common stockholders to FFO.

Crest Net Property Sales

During 2005, Crest Net sold 12 properties from its inventory for $23.5 million, which resulted in a gain of $3.3 million.

Crest Net’s Property Inventory

Crest Net’s property inventory at December 31, 2005 and December 31, 2004 totaled $45.7 million and $10.1 million, respectively, and is included in “real estate held for sale, net”, on our consolidated balance sheets.

Increases in Monthly Cash Distributions to Common Stockholders

We continue our 36-year policy of paying distributions monthly.  Monthly distributions per share were increased in April 2005 by $0.000625 to $0.110625, in July 2005 by $0.000625 to $0.11125, in September 2005 by $0.00375 to $0.115, in October 2005 by $0.000625 to $0.115625 and in January 2006 by .000625 to $0.11625.  The increase in January 2006 was our 33rd consecutive quarterly increase and the 37th increase in the amount of our dividend since our listing on the NYSE in 1994. In 2005, we paid the following monthly cash distributions per share: three in the amount of $0.11, three in the amount of $0.110625, two in the amount of $0.11125, one in the amount of $0.115, and three in the amount of $0.115625 totaling $1.34625. In December 2005, January 2006 and February 2006, we declared distributions of $0.11625 per share, which were paid on January 17, 2006, February 15, 2006 and will be paid on March 15, 2006, respectively.

The monthly distribution of $0.11625 per share represents a current annualized distribution of $1.395 per share, and an annualized distribution yield of approximately 6.1% based on the last reported sale price of our common stock on the NYSE of $22.78 on February 10, 2006. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be in any future period.

DISTRIBUTION POLICY

Distributions are paid monthly to our common stockholders and Class D preferred stockholders if, and when declared by our Board of Directors. The Class D preferred stockholders receive cumulative distributions at a rate of 7.375% per annum on the $25 per share liquidation preference (equivalent to $1.84375 per annum per share).

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains) and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains). In 2005, our cash distributions totaled $118.0 million, or approximately 113.2% of our estimated REIT taxable income of $104.2 million. Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization. We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Our 2005 cash distributions to common stockholders totaled $108.6 million, representing 83.8% of our funds from operations available to common stockholders of $129.6 million.

Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, FFO, cash flow from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code, our debt service requirements and any other factors the Board of Directors may deem relevant. In addition, our credit facility contains financial covenants that could limit the amount of distributions payable by us in the event of a deterioration in our results of operations or financial condition, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

Distributions of our current and accumulated earnings and profits for federal income tax purposes, generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend or that such amounts constitute “qualified dividend income” subject to a reduced rate of tax. The maximum tax rate of non-corporate taxpayers for “qualified dividend income” has generally been reduced to 15% (for taxable years beginning after December 31, 2002). In general, dividends payable by REITs are not eligible for the reduced tax rate on corporate dividends, except to the extent the REIT’s dividends are attributable to dividends received from taxable corporations (such as our taxable REIT subsidiary, Crest Net), to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year) or, as discussed above, dividends properly designated by us as “capital gain dividends.” Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction in the stockholders’ basis in the stock. Distributions above that basis, generally, will be taxable as a capital gain. Approximately 10.1% of the distributions, made or deemed to have been made in 2005, to our common stockholders were classified as a return of capital for federal income tax purposes. We are unable to predict the portion of future distributions that may be classified as a return of capital.

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

Investment Strategy

In identifying new properties for acquisition, our focus is generally on providing capital to retail chain owners and operators by acquiring, then leasing back, retail store locations. We categorize retail tenants as: 1) venture market, 2) middle market, and 3) upper market. Venture companies typically offer a new retail concept in one geographic region of the country and operate between five and 50 retail locations. Middle market retail chains typically have 50 to 500 retail locations, operations in more than one geographic region, have been successful through one or more economic cycles, and have a proven, replicable concept. The upper market retail chains typically consist of companies with 500 or more locations, operating nationally, in a proven, mature retail concept. Upper market retail chains generally have strong operating histories and access to several sources of capital.

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

Historically, our investment focus has been on retail industries that have a service component because we believe the lease revenue from these types of businesses is more stable. Because of this investment focus, for the quarter ended December 31, 2005, approximately 81.2% of our rental revenue was derived from retailers with a service component in their business. Furthermore, we believe these service-oriented businesses would be difficult to duplicate over the Internet and that our properties continue to perform well relative to competition from Internet businesses.

Credit Strategy

We generally provide sale-leaseback financing to less than investment grade retail chains.  We typically acquire and lease back properties to regional and national retail chains and believe that within this market we can achieve an attractive risk-adjusted return on the financing we provide to retailers.  Since 1970, our overall weighted average occupancy rate at the end of each year has been 98.5%, and the occupancy rate at the end of each year has never been below 97.5%.

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

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sales proceeds will generate higher returns, enhance the credit quality of our real estate portfolio, or extend our average remaining lease term. At December 31, 2005, we classified real estate with a carrying amount of $47.1 million as held for sale, which includes $45.5 million in properties owned by Crest Net.  In addition, $219,000 invested by Crest Net in real estate is included in other assets and was classified as intangible assets in accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations.  Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified from which we anticipate receiving between $15 million and $35 million in proceeds during the next 12 months.  We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At February 10, 2006, our total outstanding credit facility borrowings and outstanding notes were $886.6 million or approximately 30.3% of our total market capitalization of $2.92 billion. We calculate our total market capitalization at February 10, 2006 as the sum of:

•                  Shares of our common stock outstanding of 83,880,873 multiplied by the last reported sales price of our common stock on the NYSE of $22.78 per share, or $1.91 billion;

•                  Aggregate liquidation value of the Class D preferred stock of $127.5 million;

•                  Outstanding borrowings of $131.6 million on our credit facility; and

•                  Outstanding notes of $755.0 million.

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that the majority of our future securities issuances should be in the form of common stock, however, we may issue additional preferred stock or debt securities from time to time. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be invested into additional properties on an accretive basis. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at terms that are acceptable to us.

We have a $300 million revolving, unsecured credit facility that expires in October 2008. At February 10, 2006, the outstanding balance on the acquisition credit facility was $131.6 million, with an effective interest rate of approximately 5.2%. A commitment fee of 0.15% per annum accrues on the total $300 million credit commitment of the credit facility. The credit facility has been, and is expected to be, used to acquire additional retail properties leased to regional and national retail chains under long-term, net-lease agreements. The credit facility has also been used to provide capital to subsidiaries for the purpose of funding the acquisition of properties.  We regularly evaluate our credit facility and may seek to extend, renew or replace our credit facility, to the extent we deem appropriate.

We use our credit facility for the short-term financing of new property acquisitions. When outstanding borrowings under the credit facility reach a certain level (generally in the range of $100 million to $200 million) and capital is available on acceptable terms, we generally seek to refinance those borrowings with the net proceeds of long-term or permanent financing, which may include the issuance of common stock, preferred stock, convertible preferred stock, debt securities or convertible debt securities. We cannot assure you, however, that we will be able to obtain any such refinancing or that market conditions prevailing at the time of refinancing will enable us to issue equity or debt securities upon acceptable terms.

We are currently assigned investment grade corporate credit ratings, on our senior unsecured notes, from Fitch Ratings, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group. Currently, Fitch Ratings has assigned a rating of BBB+, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BBB to our senior notes.  Moody’s rating has a “positive” outlook and the other ratings have a “stable” outlook.

We have also been assigned investment grade credit ratings from the same rating agencies on our preferred stock. Fitch Ratings has assigned a rating of BBB, Moody’s has assigned a rating of Baa3 and Standard & Poor’s has assigned a rating of BBB- to our preferred stock.  Moody’s rating has a “positive” outlook and the other ratings have a “stable” outlook.

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

As we have no joint ventures, off-balance sheet entities, or mandatory redeemable preferred stock, our financial position and results of operations are currently not affected by Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities and Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

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

•                  Diversification:  Diversification of the portfolio by retail industry type, tenant, and geographic location is key to our objective of providing predictable investment results for our stockholders, therefore further diversification of our portfolio is a continuing objective. At December 31, 2005, our retail property portfolio consisted of 1,646 properties located in 48 states, leased to 101 retail chains doing business in 29 industry segments. Each of the 29 industry segments, represented in our property portfolio, individually accounted for no more than 17.8% of our rental revenue for the quarter ended December 31, 2005.

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

PROPERTIES

At December 31, 2005, we owned a diversified portfolio:

•                  Of 1,646 retail properties;

•                  With an occupancy rate of 98.5%, or 1,621 properties occupied of the 1,646 properties in the portfolio;

•                  Leased to 101 different retail chains doing business in 29 separate retail industries;

•                  Located in 48 states;

•                  With over 13.4 million square feet of leasable space; and

•                  With an average leasable retail space of 8,200 square feet.

In addition to our real estate portfolio at December 31, 2005, our subsidiary, Crest Net had invested $45.7 million in a portfolio of 17 properties located in nine states. These properties are classified as held for sale.

At December 31, 2005, 1,617, or 98.2%, of our 1,646 retail properties were owned under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or , to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest Net) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue (1)
	For the Quarter Ended	For the Years Ended
Industries	Dec. 31, 2005	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003	Dec 31, 2002	Dec 31, 2001	Dec 31, 2000
Apparel stores	1.4%	1.6%	1.8%	2.1%	2.3%	2.4%	2.4%
Automotive collision services	1.2	1.3	1.0	0.3	—	—	—
Automotive parts	3.4	3.4	3.8	4.5	4.9	5.7	6.0
Automotive service	7.0	7.6	7.7	8.3	7.0	5.7	5.8
Automotive tire services	6.5	7.2	7.8	3.1	2.7	2.6	2.3
Book stores	0.3	0.3	0.3	0.4	0.4	0.4	0.5
Business services	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Child care	11.8	12.7	14.4	17.8	20.8	23.9	24.7
Consumer electronics	1.2	1.3	2.1	3.0	3.3	4.0	4.9
Convenience stores	17.8	18.7	19.2	13.3	9.1	8.4	8.4
Crafts and novelties	0.4	0.4	0.5	0.6	0.4	0.4	0.4
Drug stores	3.0	2.8	0.1	0.2	0.2	0.2	0.2
Entertainment	1.9	2.1	2.3	2.6	2.3	1.8	2.0
Equipment rental services	0.3	0.4	0.3	0.2	—	—	—
Financial services	0.1	0.1	0.1	—	—	—	—
General merchandise	0.5	0.5	0.4	0.5	0.5	0.6	0.6
Grocery stores	0.6	0.7	0.8	0.4	0.5	0.6	0.6
Health and fitness	3.3	3.7	4.0	3.8	3.8	3.6	2.4
Home furnishings	3.4	3.7	4.1	4.9	5.4	6.0	5.8
Home improvement	1.0	1.1	1.0	1.1	1.2	1.3	2.0
Motor vehicle dealerships	2.9	2.6	0.6	—	—	—	—
Office supplies	1.6	1.5	1.6	1.9	2.1	2.2	2.3
Pet supplies and services	1.2	1.3	1.4	1.7	1.7	1.6	1.5
Private education	0.7	0.8	1.1	1.2	1.3	1.5	1.4
Restaurants	9.9	9.4	9.7	11.8	13.5	12.2	12.3
Shoe stores	0.0	0.3	0.3	0.9	0.8	0.7	0.8
Sporting goods	3.1	3.4	3.4	3.8	4.1	0.9	—
Theaters	9.9	5.2	3.5	4.1	3.9	4.3	2.7
Travel plazas	0.3	0.3	0.4	0.3	—	—	—
Video rental	2.3	2.5	2.8	3.3	3.3	3.7	3.9
Other	2.9	3.0	3.4	3.8	4.4	5.2	6.0
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)          Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified to discontinued operations.

The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest Net) at December 31, 2005, classified according to the retail business types and the level of services they provide (dollars in thousands):

		Rental Revenue
		for the Quarter	Percentage of
	Number of	Ended	Rental
Industry	Properties	Dec. 31, 2005 (1)	Revenue
Tenants Providing Services
Automotive collision services	11	$672	1.2%
Automotive service	219	3,757	7.0
Child care	270	6,319	11.8
Entertainment	9	1,016	1.9
Equipment rental services	2	150	0.3
Financial services	4	53	0.1
Health and fitness	15	1,775	3.3
Private education	5	381	0.7
Theaters	29	5,305	9.9
Other	8	1,532	2.9
	572	20,960	39.1
Tenants Selling Goods and Services
Automotive parts (with installation)	30	583	1.1
Automotive tire services	102	3,471	6.5
Business services	1	32	0.1
Convenience stores	394	9,572	17.8
Home improvement	3	73	0.1
Motor vehicle dealerships	15	1,566	2.9
Pet supplies and services	9	615	1.1
Restaurants	250	5,292	9.9
Travel plazas	1	170	0.3
Video rental	34	1,235	2.3
	839	22,609	42.1
Tenants Selling Goods
Apparel stores	5	775	1.4
Automotive parts	74	1,242	2.3
Book stores	2	149	0.3
Consumer electronics	22	636	1.2
Crafts and novelties	4	211	0.4
Drug stores	29	1,630	3.0
General merchandise	12	257	0.5
Grocery stores	6	347	0.6
Home furnishings	39	1,814	3.4
Home improvement	15	465	0.9
Office supplies	10	844	1.6
Pet supplies	2	37	0.1
Shoe stores	2	—	0.0
Sporting goods	13	1,687	3.1
	235	10,094	18.8
Totals	1,646	$53,663	100.0%

(1)          Includes rental revenue for all properties owned by Realty Income at December 31, 2005, including revenue from properties reclassified to discontinued operations of $59.

The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest Net) regarding the timing of the initial lease term expirations (excluding extension options) on our 1,617 net leased, single-tenant and certain other retail properties as of December 31, 2005 (dollars in thousands):

	Total Portfolio			Initial Expirations (3)			Subsequent Expirations (4)
Year	Total Number of Leases Expiring (1)	Rental Revenue for the Quarter Ended 12/31/05 (2)	% of Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 12/31/05	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 12/31/05	% of Total Rental Revenue
2006	109	$2,373	4.6%	50	$1,111	2.2%	59	$1,262	2.4%
2007	121	2,265	4.4	87	1,662	3.2	34	603	1.2
2008	104	2,334	4.5	66	1,634	3.2	38	700	1.3
2009	89	1,963	3.8	29	694	1.3	60	1,269	2.5
2010	69	1,527	2.9	43	1,072	2.0	26	455	0.9
2011	44	1,662	3.2	34	1,439	2.8	10	223	0.4
2012	44	1,379	2.7	42	1,329	2.6	2	50	0.1
2013	74	3,251	6.3	66	3,039	5.9	8	212	0.4
2014	48	2,007	3.9	36	1,752	3.4	12	255	0.5
2015	87	1,654	3.2	68	1,200	2.3	19	454	0.9
2016	17	513	1.0	15	431	0.8	2	82	0.2
2017	22	1,527	2.9	18	1,459	2.8	4	68	0.1
2018	23	1,090	2.1	23	1,090	2.1	—	—	—
2019	95	4,480	8.7	94	4,342	8.4	1	138	0.3
2020	82	2,603	5.0	81	2,593	5.0	1	10		*
2021	126	4,082	7.9	126	4,082	7.9	—	—	—
2022	96	2,592	5.0	95	2,591	5.0	1	1		*
2023	234	6,440	12.4	233	6,414	12.4	1	26		*
2024	57	1,707	3.3	57	1,707	3.3	—	—	—
2025	63	5,273	10.2	63	5,273	10.2	—	—	—
2026	2	89	0.2	2	89	0.2	—	—	—
2028	2	54	0.1	2	54	0.1	—	—	—
2030	1	21	*	1	21	*	—	—	—
2033	3	357	0.7	3	357	0.7	—	—	—
2034	2	230	0.4	2	230	0.4	—	—	—
2037	2	325	0.6	2	325	0.6	—	—	—
2043	1	13	*	—	—	—	1	13		*

Totals	1,617	$51,811	100.0%	1,338	$45,990	88.8%	279	$5,821	11.2%

* Less than 0.1%

(1)          Excludes four multi-tenant properties and 25 vacant unleased properties, one of which is a multi-tenant property.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)          Includes rental revenue of $59 from properties reclassified to discontinued operations and excludes revenue of $1,852 from four multi-tenant properties and from 25 vacant and unleased properties at December 31, 2005.

(3)          Represents leases to the initial tenant of the property that are expiring for the first time.

(4)          Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest Net) as of December 31, 2005 (dollars in thousands):

				Rental Revenue
			Approximate	For the Quarter	Percentage of
	Number of	Percent	Leasable	Ended Dec 31,	Rental
State	Properties	Leased	Square Feet	2005 (1)	Revenue
Alabama	17	94%	146,600	$419	0.8%
Alaska	2	100	128,500	259	0.5
Arizona	70	100	335,500	1,900	3.5
Arkansas	8	88	48,800	139	0.3
California	61	100	1,057,100	4,044	7.5
Colorado	46	100	385,700	1,785	3.3
Connecticut	16	100	245,600	929	1.7
Delaware	16	100	29,100	338	0.6
Florida	128	99	1,252,600	4,958	9.2
Georgia	103	99	699,300	2,733	5.1
Idaho	14	93	91,900	371	0.7
Illinois	55	100	696,200	3,184	5.9
Indiana	37	95	349,600	1,516	2.8
Iowa	12	92	63,800	181	0.3
Kansas	20	90	188,300	515	1.0
Kentucky	15	100	51,900	320	0.6
Louisiana	14	100	65,200	285	0.5
Maryland	24	100	218,800	1,182	2.2
Massachusetts	37	100	203,100	994	1.9
Michigan	13	100	81,600	300	0.6
Minnesota	20	100	337,100	1,278	2.4
Mississippi	38	89	205,200	711	1.3
Missouri	32	94	244,500	784	1.5
Montana	2	100	30,000	79	0.1
Nebraska	13	100	104,500	436	0.8
Nevada	15	100	191,000	837	1.6
New Hampshire	10	100	89,600	358	0.7
New Jersey	26	100	200,100	1,069	2.0
New Mexico	7	100	53,300	152	0.3
New York	28	96	386,300	1,871	3.5
North Carolina	50	100	322,800	1,470	2.7
North Dakota	5	100	31,900	35		*
Ohio	105	100	661,500	2,520	4.7
Oklahoma	20	95	99,300	685	1.3
Oregon	17	100	253,300	587	1.1
Pennsylvania	81	100	481,300	2,269	4.2
Rhode Island	1	100	3,500	29	0.1
South Carolina	55	100	215,800	1,416	2.6
South Dakota	7	100	18,300	30	0.1
Tennessee	98	100	451,400	2,199	4.1
Texas	182	98	1,835,500	4,859	9.1
Utah	6	100	35,100	108	0.2
Vermont	1	100	2,500	22		*
Virginia	62	100	431,900	2,309	4.3
Washington	37	100	243,900	783	1.5
West Virginia	2	0	16,800	—	0.0
Wisconsin	16	94	153,700	370	0.7
Wyoming	2	100	9,300	45	0.1
Totals/Average	1,646	99%	13,448,600	$53,663	100.0%

* Less than 0.1%

(1)          Includes rental revenue for all properties owned by Realty Income at December 31, 2005, including revenue from properties reclassified to discontinued operations of $59.

Description of Leasing Structure

At December 31, 2005, 1,617 single tenant and certain other retail properties or 98.2% of our 1,646 properties were net leased. In most cases, the leases:

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

Matters Pertaining to Certain Properties and Tenants

Of the 25 properties available for lease or sale at December 31, 2005; all but one are single-tenant properties.  At December 31, 2005, 17 of our properties under lease were unoccupied and available for sublease by the tenants, all of which were current with their rent and other obligations.  During 2005, each of our tenants accounted for less than 10% of our rental revenue.

Certain Properties Under Development

Of the 135 properties Realty Income acquired in 2005, all were occupied at December 31, 2005, except for 10 properties that were leased and being developed.  In the case of development properties, we either enter into an agreement with a retail chain where the retailer retains a contractor to construct the improvements and we fund the costs of that development, or we fund a developer who constructs the improvements. In either case, there is an executed lease with a retail tenant at the time of the land purchase (with a fixed rent commencement date) and there is a requirement to complete the construction in a timely basis and within a specific budget, typically within eight months after we purchase the land. The tenant or developer generally is required to pay construction cost overruns to the extent that they exceed the construction budget by more than a predetermined amount. We also enter into a lease with the tenant at the time we purchase the land, which generally requires the tenant to begin paying base rent when the store opens for business. The base rent is calculated by multiplying a predetermined capitalization rate by our total investment in the property including the land cost for the property, construction costs and capitalized interest. In 2005, Realty Income acquired 21 development properties.  Crest Net did not acquire any development property in 2005.  Both Realty Income and Crest Net will continue to pursue development opportunities under similar arrangements in the future.

Item 1A:          Risk Factors

As used under this caption “Risk Factors,” references to our capital stock include our common stock and any class or series of our preferred stock and references to our stockholders include holders of our common stock or any class or series of our preferred stock, in each case unless otherwise expressly stated or the context otherwise requires.

In order to grow we need to continue to acquire investment properties which may be subject to competitive pressures.

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

Our tenants’ creditworthiness and ability to pay rent may be affected by competition within their industries from other operators.

The tenants leasing our properties can face significant competition from other operators.  This competition may adversely impact:

•                  that portion, if any, of the rental stream to be paid to us based on a tenant’s revenues; and

•                  the tenants’ results of operations or financial condition.

As a property owner, we may be subject to unknown environmental liabilities.

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

There may be environmental problems of which we are unaware associated with our properties. In that regard, a number of our properties are leased to operators of convenience stores that sell petroleum-based fuels, as well as to operators of oil change and tune-up facilities. These facilities, and some other of our properties, use, or may have used in the past, underground lifts or underground tanks for the storage of petroleum-based or waste products, which could create a potential for release of hazardous substances.

The presence of hazardous substances on a property may adversely affect our ability to sell that property and we may incur substantial remediation costs. Although our leases generally require our tenants to operate in compliance with all applicable federal, state and local environmental laws, ordinances and regulations and to indemnify us against any environmental liabilities arising from the tenants’ activities on the property, we could nevertheless be subject to strict liability by virtue of our ownership interest. There also can be no assurance that our tenants could or would satisfy their indemnification obligations under their leases. The discovery of environmental liabilities attached to our properties could have an adverse effect on our results of operations, our financial condition or our ability to make distributions to stockholders and to pay the principal of and interest on our debt securities and other indebtedness.

In addition, several of our properties were built during the period when asbestos was commonly used in building construction and other facilities with asbestos may be acquired by the Company in the future.  Environmental laws govern the presence, maintenance and removal of asbestos-containing materials, or ACMs, and require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they adequately inform or train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement in the event that asbestos is disturbed during renovation or demolition of a building.  These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

Compliance.  We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous substances, toxic substances, or petroleum products in connection with any of our present properties. Nevertheless, if environmental contamination should exist, we could be subject to strict liability by virtue of our ownership interest.  In addition, we believe we are in compliance in all material respects with all present federal, state and local laws relating to ACMs.

Insurance and Indemnity.  In June 2005, we entered into a new seven-year environmental insurance policy on our property portfolio which replaced the previous five-year environmental insurance policy.  The limits on our new policy are $10 million per occurrence, and $50 million in the aggregate, subject to a $40,000 self insurance retention, per occurrence, for properties with underground storage tanks and a $100,000 self insurance retention, per occurrence, for all other properties.  It is possible that our insurance could be insufficient to address any particular environmental situation and that, in the future, we could be unable to obtain insurance for environmental matters at a reasonable cost, or at all.

Our tenants are generally responsible for and indemnify us against liabilities for environmental matters that occur on our properties.  For properties that have underground storage tanks, in addition to providing an indemnity in our favor, the tenants generally obtain environmental insurance or rely upon the state funds in the states where these properties are located.

If we fail to qualify as a real estate investment trust, the amount of dividends we are able to pay would decrease, which could adversely affect the market price of our capital stock and could adversely affect the value of our debt securities.

Commencing with our taxable year ended December 31, 1994, we believe that we have been organized and have operated, and we intend to continue to operate, so as to qualify as a “REIT” under Sections 856 through 860 of the Code. However, we cannot assure you that we have been organized or have operated in a manner that has satisfied the requirements for qualification as a REIT, or that we will continue to be organized or operate in a manner that will allow us to continue to qualify as a REIT.

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

If we fail to satisfy all of the requirements for qualifications as a REIT, we may be subject to certain penalty taxes or, in some circumstances, we may fail to qualify as a REIT.  If we were to fail to qualify as a REIT in any taxable year:

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

Even if we qualify for and maintain our REIT status, we may be subject to certain federal, state and local taxes on our income and property. For example, if we have net income from a prohibited transaction, that income will be subject to a 100% tax. Our subsidiary Crest Net is subject to federal and state taxes at the applicable tax rates on its income and property.

Distributions requirements imposed by law limit our flexibility.

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

Future issuances of equity securities could dilute the interest of holders of our common stock.

Our future growth will depend, in large part, upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of holders of our common stock. The interests of our common stockholders could also be diluted by the issuance of shares of common stock upon the exercise of outstanding options or pursuant to stock incentive plans.  Likewise, our Board of Directors is authorized to cause us to issue preferred stock of any class or series (with dividend, voting and other rights as determined by the Board of Directors). Accordingly, the Board of Directors may authorize the issuance of preferred stock with voting, dividend and other similar rights that could dilute, or otherwise adversely affect, the interests of holders of our common stock.

We are subject to risks associated with debt financing.

We intend to incur additional indebtedness in the future, including borrowings under our $300 million acquisition credit facility.  At February 10, 2006, we had borrowings outstanding under our $300 million acquisition credit facility of $131.6 million and we had a total of $755 million outstanding in unsecured notes and bonds. To the extent that new indebtedness is added to our current debt levels, the related risks that we now face would increase. As a result, we are and will be subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to meet required payments on our debt.  We also face variable interest rate risk as the interest rate on our $300 million credit facility is variable and could therefore increase over time.  We also face the risk that we may be unable to refinance or repay our debt as it comes due. In addition, our $300 million credit facility contains financial covenants that could limit the amount of distributions payable by us on our common stock and preferred stock in the event of deterioration in our results of operations or financial condition.  Our $300 million credit facility also provides that in the event of a failure to pay principal or interest on borrowings there under when due (subject to any applicable grace period), we and our subsidiaries may not pay any dividends on our capital stock, including our outstanding common and preferred stock. If this were to occur, it would likely have an adverse effect on the market price of our outstanding common and preferred stock and on the value of our debt securities.

Our indebtedness could also have other important consequences to holders of the common stock, such as:

•                  increase our vulnerability to general adverse economic and industry conditions;

•                  limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

•                  require the use of a substantial portion of our cash flow from operations to pay principal and interest on~~,~~ our indebtedness thereby reducing our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements;

•                  limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•                  place us at a disadvantage compared to our competitors with less indebtedness.

Our business operations may not generate the cash needed to make distributions on our capital stock or to service our indebtedness.

Our ability to make distributions on our common stock and preferred stock and payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future.  There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock and preferred stock, to pay our indebtedness or to fund our other liquidity needs.

The market value of our capital stock and debt securities could be substantially affected by various factors.

The market value of our capital stock and debt securities will depend on many factors, which may change from time to time, including, but not limited to:

•                  interest rate increases that may have an adverse effect on the market value of our capital stock and our debt securities;

•                  the market for other similar securities issued by other REITs;

•                  general economic and financial market conditions;

•                  the financial condition, performance and prospects of us and our competitors;

•                  changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry;

•                  changes in our credit ratings; and

•                  actual or anticipated variations in quarterly operating results.

As a result of these and other factors, investors who purchase our capital stock and debt securities may experience a decrease, which could be substantial, in the market value of our capital stock and debt securities, including decreases unrelated to our operating performance or prospects.

Real Estate ownership is subject to particular economic conditions that may have a negative impact on our revenue.

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

An uninsured loss or a loss that exceeds the policy limits on our properties could subject us to lost capital or revenue on those properties.

Under the terms and conditions of the leases currently in force on our properties, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. The insurance policies our tenants are required to maintain for property damage are generally in amounts not less than the full replacement cost of the improvements less slab, foundations, supports and other customarily excluded improvements. Our tenants are generally required to maintain general liability coverage varying between $1,000,000 and $10,000,000 depending on the tenant and the industry in which it operates.

In addition to the indemnities and required insurance policies identified above, many of our properties are also covered by flood and earthquake insurance policies (subject to substantial deductibles) obtained and paid for by the tenants as part of their risk management programs. Additionally, we have obtained blanket liability, flood and earthquake (subject to substantial deductibles) and property damage insurance policies to protect us and our properties against loss should the indemnities and insurance policies provided by the tenants fail to restore the properties to their condition prior to a loss. However, should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our results of operations or financial condition and on our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders.

Compliance with the Americans With Disabilities Act of 1990 and fire, safety, and other regulations may require us to make unintended expenditures that could adversely impact our results of operation.

Our properties are generally required to comply with the Americans with Disabilities Act of 1990, or the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. The retailers to whom we lease properties are obligated by law to comply with the ADA provisions, and we believe that these retailers may be obligated to cover costs associated with compliance. If required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these retailers to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could materially adversely affect our results of operations or financial condition and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could materially adversely affect our results of operations or financial condition and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders.

Property taxes may increase without notice.

The real property taxes on our properties and any other properties that we develop or acquire in the future may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities.

A downturn in our tenants’ industries could adversely impact our business.

For 2005, our tenants in the convenience store and child care industries accounted for approximately 18.7% and 12.7%, respectively, of our rental revenue.  Individually, each of the other industries in our property portfolio accounted for less than 10% of our rental revenue for the year 2005.  A downturn in any of these industries, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in these industries, which in turn could have a material adverse affect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock and preferred stock.

In addition, a substantial number of our properties are leased to middle-market retail chains that generally have more limited financial and other resources than certain upper-market retail chains, and therefore they are more likely to be adversely affected by a downturn in their respective business or in the regional or national economy.

We depend on key personnel.

We depend on the efforts of our executive officers and key employees. The loss of the services of our executive officers and key employees could have a material adverse effect on our results of operations or financial condition and on our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders.  It is possible that we will not be able to recruit additional personnel with equivalent experience in the retail, net-leasing industry.

Terrorist attacks and other acts of violence or war may affect the value of our debt and equity securities, the markets in which we operate and our results of operations.

Terrorist attacks may negatively affect our operations and your investment.  There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks or armed conflicts may directly impact our physical facilities or the businesses of our tenants.

Such events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in or prolong an economic recession in the U.S. or abroad. Any of these occurrences could have a significant adverse impact on our operating results and revenues and on the market price of our capital stock and on the value of our debt securities.  It could also have an adverse effect on our ability to pay principal and interest on our debt securities or other indebtedness and to make distributions to our stockholders.

Item 1B:          Unresolved Staff comments

This item is not applicable.

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

	Price Per Share of Common Stock		Distributions
	High	Low	Declared(1)

2005
First quarter	$25.61	$22.00	$0.330625
Second quarter	25.69	22.50	0.332500
Third quarter	25.65	22.00	0.341875
Fourth quarter	23.97	21.08	0.347500

Total			$1.352500

2004
First quarter	$22.48	$19.70	$0.300625
Second quarter	22.33	17.69	0.302500
Third quarter	22.70	19.71	0.319375
Fourth quarter	26.08	22.48	0.328750

Total			$1.251250

Common stock cash distributions currently are declared monthly by us based on financial results for the prior months.  At December 31, 2005 a distribution of $0.11625 per common share had been declared and was paid in January 2006

A 2-for-1 stock split was declared in November 2004 and became effective after the market close on December 31, 2004.  Common stockholders received a dividend of an additional share of common stock for each share they owned.  The increase in the number of common shares outstanding after the stock split is reflected for all periods presented and all per share data has been adjusted for the stock split.

B. There were 10,179 registered holders of record of our common stock as of January 31, 2006. We estimate that our total number of shareholders is approximately 65,000 when we include both registered and beneficial holders of our common stock.

Item 6:             Selected Financial Data

(not covered by Report of Independent Registered Public Accounting Firm)

As of or for the years ended December 31, (dollars in thousands, except for per share data)	2005	2004	2003	2002	2001
Total assets (book value)	$1,920,988	$1,442,315	$1,360,257	$1,080,230	$1,003,708
Cash and cash equivalents	65,704	2,141	4,837	8,921	2,467
Lines of credit and notes payable	891,700	503,600	506,400	339,700	315,300
Total liabilities	931,774	528,580	532,491	357,775	331,915
Total stockholders’ equity	989,214	913,735	827,766	722,455	671,793
Net cash provided by operating activities	109,557	178,337	73,957	124,807	90,035
Net change in cash and cash equivalents	63,563	(2,696)	(4,084)	6,454	(1,348)
Total revenue	196,676	173,747	143,478	128,145	109,807
Income from continuing operations	89,217	82,854	71,278	64,373	56,892
Income from discontinued operations	9,902	20,543	15,157	14,294	10,666
Net income	99,119	103,397	86,435	78,667	67,558
Preferred stock cash dividends	(9,403)	(9,455)	(9,713)	(9,713)	(9,712)
Excess of redemption value over carrying value of preferred shares redeemed	—	(3,774)	—	—	—
Net income available to common stockholders	89,716	90,168	76,722	68,954	57,846
Cash distributions paid to common stockholders	108,575	97,420	83,842	78,042	64,871
Ratio of earnings to fixed charges (1)	3.2 times	3.9 times	4.1 times	4.3 times	3.5 times
Ratio of earnings to combined fixed charges and preferred stock cash dividends (1)	2.6 times	3.1 times	3.0 times	3.0 times	2.6 times
Basic net income per common share	1.12	1.15	1.08	1.02	0.99
Diluted net income per common share	1.12	1.15	1.08	1.01	0.99
Cash distributions paid per common share	1.346250	1.24125	1.18125	1.15125	1.12125
Cash distributions declared per common share	1.352500	1.25125	1.18375	1.15375	1.12375
Basic weighted average number of common shares outstanding	79,950,255	78,518,296	71,128,282	67,867,498	58,450,718
Diluted weighted average number of common shares outstanding	80,208,593	78,598,788	71,222,628	67,976,314	58,562,240

(1)          Ratio of Earnings to Fixed Charges is calculated by dividing earnings by fixed charges.  For this purpose, earnings consist of net income before interest expense.  Fixed charges are comprised of interest costs (including capitalized interest) and the amortization of debt issuance costs.  In computing the ratio of earnings to combined fixed charges and preferred stock cash dividends, preferred stock cash dividends consist of dividends on our Class B preferred stock, Class C preferred stock and our outstanding Class D preferred stock.  We redeemed our Class B preferred stock in June 2004 and our Class C preferred stock in July 2004, we issued 4,000,000 shares of our 7-3/8% Class D preferred stock in May 2004 and we issued 1,100,000 shares of our 7-3/8% Class D preferred stock in October 2004.

Item 7:             Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT.  Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO per share.  The monthly distributions are supported by the cash flow from our portfolio of retail properties leased to regional and national retail chains.  We have in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. Over the past 37 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term lease agreements (primarily 15- to 20-years).

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. At December 31, 2005, we owned a diversified portfolio:

•                  Of 1,646 retail properties;

•                  With an occupancy rate of 98.5%, or 1,621 properties occupied of the 1,646 properties in the portfolio;

•                  Leased to 101 different retail chains doing business in 29 separate retail industries;

•                  Located in 48 states;

•                  With over 13.4 million square feet of leasable space; and

•                  With an average leasable retail space per property of 8,200 square feet.

Of the 1,646 properties in the portfolio, 1,641, or 99.7%, are single-tenant, retail properties and the remaining five are multi-tenant, distribution and office properties. At December 31, 2005, 1,617, or 98.5%, of the 1,641 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 12.4 years.

In addition, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc., owned 17 properties with a total investment of $45.7 million at December 31, 2005, which are classified as held for sale.  Crest Net was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves

Realty Income is organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At December 31, 2005, we had cash and cash equivalents totaling $65.7 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future.  We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facility.

$300 Million Credit Facility

We have a $300 million revolving, unsecured credit facility that expires in October 2008. Realty Income’s current investment grade credit ratings provide for financing under the credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 65 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 80 basis points over LIBOR.  At February 10, 2006, we had a borrowing capacity of $168.4 million available on our credit facility and an outstanding balance of $131.6 million at an effective interest rate of 5.2%.

The credit facility is expected to be used to acquire additional retail properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk.

Mortgage Debt

We have no mortgage debt on any of our properties.

Universal Shelf Registration of $800 Million

In February 2004, we filed a universal shelf registration statement with the SEC registering the issuance, from time to time, of up to $800 million in aggregate value of common stock, preferred stock and debt securities.  At February 10, 2006, $227.9 million remained available for issuance under our universal shelf registration statement.

Issuance of Common Stock in 2005

In September 2005, Realty Income issued 4.1 million shares of common stock.  The net proceeds of approximately $92.7 from this offering were used to fund new property acquisitions and for other general corporate purposes.

Issuance of 12-Year Senior Unsecured Notes

In September 2005, Realty Income issued $175 million in aggregate principal amount of 12-year, 5-3/8% senior unsecured notes due 2017.  The price to the public for the notes was 99.974% of the principal amount for an effective yield of 5.378%.  The net proceeds from the offering were used to repay borrowings under the Company’s unsecured acquisition credit facility, for property acquisitions and for other general corporate purposes.

Issuance of 30-Year Senior Unsecured Bonds

In March 2005, Realty Income issued $100 million in aggregate principal amount of 30-year, 5-7/8% senior unsecured bonds due 2035.  The price to the investor for the bonds was 98.296% of the principal amount for an effective yield of 5.998%.  The net proceeds from the offering were used to repay borrowings under our unsecured acquisition credit facility and for other general corporate purposes.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At February 10, 2006, our total outstanding credit facility borrowings and outstanding notes were $886.6 million or approximately 30.3% of our total market capitalization of $2.92 billion. We calculate our total market capitalization at February 10, 2006 as the sum of:

•                  Shares of our common stock outstanding of 83,880,873 multiplied by the last reported sales price of our common stock on the NYSE of $22.78 per share, or $1.91 billion;

•                  Aggregate liquidation value of the Class D preferred stock of $127.5 million;

•                  Outstanding borrowings of $131.6 million on our credit facility; and

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

Credit Agency Ratings

We are currently assigned investment grade corporate credit ratings, on our senior unsecured notes, from Fitch Ratings, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group. Currently, Fitch Ratings has

assigned a rating of BBB+, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BBB to our senior notes. Moody’s rating has a “positive” outlook and the other ratings have a “stable” outlook.

We have also been assigned investment grade credit ratings from the same rating agencies on our preferred stock. Fitch Ratings has assigned a rating of BBB, Moody’s has assigned a rating of Baa3 and Standard & Poor’s has assigned a rating of BBB- to our preferred stock.  Moody’s rating has a “positive” outlook and the other ratings have a “stable” outlook.

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

The following is a summary of the key financial covenants to our senior unsecured notes.  The actual amounts are as of December 31, 2005.

Note Covenants	Required	Actual
Limitation on Incurrence of Total Debt	< 60%	40.0%
Limitation on Incurrence of Secured Debt	< 40%	0.0%
Debt Service Coverage	> 1.5 x	4.4	x
Maintenance of Total Unencumbered Assets	> 150% of Unsecured Debt	250%

All of our outstanding notes have fixed interest rates.  Our credit facility interest rate is variable.

The following table summarizes the maturity of each of our obligations as of December 31, 2005 (dollars in millions):

Table of Obligations

Year of Maturity	Credit Facility (1)	Notes	Interest (2)	Other (3)	Totals
2006	$—	$—	$54.2	$42.7	$96.9
2007	—	110.0	48.6	—	158.6
2008	136.7	100.0	43.5	—	280.2
2009	—	20.0	29.0	—	49.0
2010	—	—	28.9	—	28.9
Thereafter	—	525.0	257.3	—	782.3
Totals	$136.7	$755.0	$461.5	$42.7	$1,395.9

(1) The credit facility balance was $131.6 million as of February 10, 2006.

(2) Interest on credit facility and notes has been calculated based on outstanding balances as of December 31, 2005 through their respective maturity dates.

(3) Other consists of $42.2 million of estimated unfunded costs on properties under development and $456,000 of contingent payments for tenant improvements and leasing costs.

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

Acquisitions During 2005

During 2005, Realty Income and Crest Net invested in aggregate $486.6 million in 156 new properties and properties under development. These 156 properties are located in 30 states and are 100% leased with an initial average lease term of 15.8 years.  As described below, Realty Income acquired 135 properties and Crest Net acquired 21 properties.

Included in the $486.6 million is $430.7 million invested by Realty Income in 135 new properties and properties under development with an initial weighted average contractual lease rate of 8.4%. These 135 properties are located in 28 states, are 100% leased with an initial average lease term of 15.6 years and will contain over 1.7 million leasable square feet.  The 135 new properties acquired by Realty Income are net-leased to 13 different retail chains in the convenience store, drug store, financial services, health and fitness, motor vehicle dealership, restaurant and theater industries. At December 31, 2005, 10 new properties acquired during 2005 were leased and under contract for development by the tenant (with development costs funded by Realty Income) with rent scheduled to begin at various times during the next 12 months.

Included in the $486.6 million is $55.9 million invested by Crest Net in 21 new retail properties and properties under development.

Of the $430.7 million Realty Income invested in real estate during 2005, $43.9 million was invested in properties under development with rent scheduled to begin at various times during 2006.  At December 31, 2005, we also had committed to pay estimated unfunded development costs totaling $42.2 million.

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

Investments in Existing Properties

In 2005, we capitalized costs of $1.6 million on existing properties in our portfolio, consisting of $570,000 for re-leasing costs and $1.0 million for building improvements.

Sales of Investment Properties

During 2005, we sold 23 properties and sold a portion of land from two properties for an aggregate of $23.4 million, which resulted in a gain on sales of $6.6 million.  This gain is included in discontinued operations, except for $18,000 that is included in other revenue.  The 23 properties sold consisted of one automotive service store, two automotive tire service locations, seven child care facilities, two consumer electronics stores, one convenience store, one motor vehicle dealership, one private education facility, seven restaurants, and one property classified as “other.”  The net proceeds from the sale of these properties were used to repay outstanding indebtedness on our credit facility and to invest in new properties.

Crest Net Property Sales

During 2005, Crest Net, our wholly-owned subsidiary, sold 12 properties from its inventory for $23.5 million, which resulted in a gain of $3.3 million.

Crest Net’s Property Inventory

Crest Net’s property inventory totaled $45.7 million at December 31, 2005 as compared to $10.1 million at December 31, 2004.  Crest Net’s properties are included in “real estate held for sale, net”, on our consolidated balance sheets.

The financial statements of Crest Net are consolidated into Realty Income’s financial statements. All material intercompany transactions have been eliminated in consolidation.

Increases in Monthly Cash Distributions to Common Stockholders

We continue our 36-year policy of paying distributions monthly.  Monthly distributions per share were increased in April 2005 by $0.000625 to $0.110625, in July 2005 by $0.000625 to $0.11125, in September 2005 by $0.00375 to $0.115, in October 2005 by $0.000625 to $0.115625 and in January 2006 by .000625 to $0.11625.  The increase in January 2006 was our 33rd consecutive quarterly increase and the 37th increase in the amount of our dividend since our listing on the NYSE in 1994. In 2005, we paid the following monthly cash distributions per share: three in the amount of $0.11, three in the amount of $0.110625, two in the amount of $0.11125, one in the amount of $0.115, and three in the amount of $0.115625 totaling $1.34625. In December 2005, January 2006 and February 2006, we declared distributions of $0.11625 per share, which were paid on January 17, 2006 and February 15, 2006 and will be paid on March 15, 2006, respectively.

The monthly distribution of $0.11625 per share represents a current annualized distribution of $1.395 per share, and an annualized distribution yield of approximately 6.1% based on the last reported sale price of our common stock on the NYSE of $22.78 on February 10, 2006. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be in any future period.

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

Another significant judgment that must be made is, if and when the impairment losses should be taken on our properties when events or change in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less costs to sell. The carrying value of our real estate is the largest component of our consolidated balance sheet. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations.

The following is a comparison of our results of operations for the years ended December 31, 2005, 2004 and 2003.

Rental Revenue

Rental revenue was $196.3 million for 2005 versus $172.7 million for 2004, an increase of $23.6 million, or 13.7%. Rental revenue was $142.9 million in 2003. The increase in rental revenue in 2005 compared to 2004 is primarily attributable to:

•                  The 135 retail properties acquired by Realty Income in 2005, which generated $12.1 million in 2005;

•                  The 172 retail properties acquired by Realty Income in 2004, which generated $17.1 million in 2005 compared to $9.4 million in 2004, an increase of $7.7 million;

•                  Same store rents generated on 1,269 properties during 2005 and 2004 increased by $1.3 million, or 0.8%, to $158.1 million from $156.8 million.  These properties were leased during all of both 2005 and 2004;

•                  An increase in straight-line rent and other non-cash adjustments to rent of $1.5 million in  2005 as compared to 2004; and

•                  An increase of $807,000 relating to the aggregate of (i) development properties acquired before 2004 that started paying rent in 2004, (ii) properties that were vacant during part of 2005 or 2004 and (iii) lease termination settlements.  These items in aggregate totaled $5.2 million in 2005 and $4.4 million in 2004.

Realty Income acquired 135 retail properties in 2005, excluding Crest Net acquisitions, and as a result, our 2005 operating results included less than a full year of rental revenue from these properties.  Accordingly, we anticipate that the contribution to rental revenue from these 135 properties will increase in 2006, because there will be a full year of rent from these properties.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At December 31, 2005, our portfolio of 1,646 retail properties was 98.5% leased with 25 properties available for lease, one of which is a multi-tenant property.

Of the 1,646 properties in the portfolio at December 31, 2005, 1,641, or 99.7%, are single-tenant properties and the remaining properties are multi-tenant, distribution and office properties. Of the 1,641 single-tenant properties, 1,617, or 98.5%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 12.4 years at December 31, 2005. Of our 1,617 leased single-tenant and certain other properties, 1,488, or 92.0%, were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index with adjustment ceilings;

•                  Fixed increases;

•                  To a lesser degree, overage rent based on a percentage of the tenants’ gross sales; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $1.2 million in 2005, $1.3 million in 2004 and $1.1 million in 2003. Percentage rent in 2005 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2006.

As of February 10, 2006, transactions to lease or sell 6 of the 25 properties available for lease at December 31, 2005 were underway or completed. We anticipate these transactions will be completed during the next several months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Interest Expense

Interest expense was $6.8 million higher in 2005 than in 2004 primarily due to higher average outstanding balances. Interest expense was $26.4 million in 2003.  The following is a summary of the five components of our interest expense (dollars in thousands):

	2005	2004	2003
Interest on our credit facility and notes	$40,968	$32,442	$24,962
Interest included in discontinued operations from real estate acquired for resale by Crest	(1,139)	(674)	(561)
Amortization of settlements on treasury lock agreements	756	756	756
Credit facility commitment fees	498	508	507
Amortization of credit facility origination costs and deferred bond financing costs	1,752	1,631	1,446
Interest capitalized	(1,886)	(531)	(697)

Interest expense	$40,949	$34,132	$26,413

Credit facilities and notes outstanding	2005	2004	2003
Average outstanding balances (in thousands)	$647,301	$498,220	$389,517
Average interest rates	6.33%	6.51%	6.41%

Interest on outstanding credit facilities and notes increased by $8.5 million in 2005 as compared to 2004 primarily due to higher average outstanding note balances in 2005.

At February 10, 2006 the weighted average interest rate on our:

•                  Credit facility borrowings of $131.6 million was 5.2%;

•                  Notes payable of $755.0 million was 6.3%; and

•                  Combined outstanding credit facility and notes of $886.6 million was 6.1%.

Interest Coverage Ratio

Our interest coverage ratio for 2005 was 4.4 times, for 2004 was 5.0 times and for 2003 was 5.3 times.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities to our interest coverage amount (dollars in thousands):

	2005	2004	2003
Net cash provided by operating activities	$109,557	$178,337	$73,957
Interest expense	40,949	34,132	26,413
Interest expense included in discontinued operations (1)	1,139	674	561
Income taxes	813	699	501
Income taxes included in discontinued operations (1)	943	3,480	2,202
Investment in real estate acquired for resale (1)(2)	55,890	21,787	87,384
Proceeds from sales of real estate acquired for resale (1)	(22,195)	(74,995)	(45,226)
Gain on sales of real estate acquired for resale (1)	3,291	10,254	6,217
Amortization of deferred stock compensation	(2,155)	(1,426)	(940)
Amortization of stock option costs	(12)	(14)	(11)
Changes in assets and liabilities:
Accounts receivable and other assets	3,292	(1,094)	(1,751)
Accounts payable, accrued expenses and other liabilities	(8,290)	1,050	(5,194)

Interest coverage amount	$183,222	$172,884	$144,113

Divided by interest expense (3)	$42,088	$34,806	$26,974

Interest coverage ratio	4.4	5.0	5.3

(1)          Crest Net activities.

(2)          The 2005 amount includes intangibles recorded in connection with acquisitions of real estate acquired for resale.

(3)          Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Fixed Charge Coverage Ratio

Our fixed charge coverage ratio for 2005 was 3.6 times, for 2004 was 3.9 times and for 2003 was 3.9 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	2005	2004	2003
Interest coverage amount	$183,222	$172,884	$144,113
Divided by interest expense plus preferred stock dividends (1)(2)	$51,491	$44,261	$36,687

Fixed charge coverage ratio	3.6	3.9	3.9

(1) Excludes the Class B and Class C preferred stock non-cash charge of $3,774 in 2004 for excess of redemption value over carrying value of preferred shares redeemed.

(2) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Depreciation and Amortization

Depreciation and amortization was $46.4 million in 2005 versus $39.9 million in 2004 and $32.2 million in 2003. The increases in depreciation and amortization in 2005 and 2004 are due to the acquisition of properties in 2005, 2004 and 2003, which was partially offset by property sales in these years.

General and Administrative Expenses

General and administrative expenses increased by $2.3 million to $15.4 million in 2005 versus $13.1 million in 2004.  General and administrative expenses were $10.6 million in 2003.  In 2005, general and administrative expenses as a percentage of total revenue increased to 7.8% as compared to 7.6% in 2004 and 7.4% in 2003.  General and administrative expenses increased primarily due to increases in costs of corporate insurance, payroll, employee benefits, corporate governance and Sarbanes-Oxley Act of 2002 compliance costs.

As our property portfolio has grown and continues to grow, we have increased, and anticipate that we will continue to increase, the level of our staffing. We expect general and administrative expenses to moderately increase due to costs attributable to payroll, staffing costs and corporate governance.

At February 10, 2006, we had 69 permanent employees and four temporary employees as compared to February 15, 2005 when we had 64 permanent employees and six temporary employees.  The temporary employees have been working on a record retention project that is expected to conclude in 2006.

Property Expenses

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, property inspections and title search fees. At December 31, 2005, 25 properties were available for lease, as compared to 32 at December 31, 2004 and 26 at December 31, 2003.

Property expenses were $3.8 million in 2005, $3.1 million in 2004 and $2.4 million in 2003. The $769,000 increase in property expenses in 2005 is primarily attributable to an increase in costs associated with vacant properties and bad debt expense.

Income Taxes

Income taxes were $813,000 in 2005 as compared to $699,000 in 2004 and $501,000 in 2003.  These amounts are for city and state income taxes paid by Realty Income.  The increases in 2005 and 2004 are due to an increase in rental revenue causing higher city and state income tax expense.

In addition, Crest Net incurred state and federal income taxes of $943,000 in 2005 as compared to $3.5 million in 2004 and $2.2 million in 2003.  The decrease in 2005 over the 2004 and 2003 amounts are due to lower taxable income, primarily attributable to lower gain on sales of real estate acquired for re-sale.  These amounts are included in “income from discontinued operations from real estate acquired for resale by Crest.”

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

The following is a summary of Crest Net’s “income from discontinued operations, real estate acquired for resale” for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

Crest Net’s income from discontinued operations, real estate acquired for resale	2005	2004	2003
Gain on sales of real estate acquired for resale	$3,291	$10,254	$6,217
Rental revenue	2,085	2,304	1,724
Interest expense	(1,139)	(674)	(561)
General and administrative expense	(453)	(464)	(566)
Property expenses	(60)	(93)	(24)
Income taxes	(943)	(3,480)	(2,202)

Income from discontinued operations, real estate acquired for resale by Crest	$2,781	$7,847	$4,588

Per common share, basic and diluted	$0.03	$0.10	$0.06

Realty Income’s operations from four properties listed as held for sale at December 31, 2005, plus properties sold in 2005, 2004 and 2003 have been classified as discontinued operations.  The following is a summary of our discontinued operations from real estate held for investment for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

Realty Income’s income from discontinued operations from real estate held for investment	2005	2004	2003
Gain on sales of investment properties	$6,573	$12,543	$7,156
Rental revenue	1,073	3,927	6,845
Other revenue	2	117	46
Depreciation and amortization	(226)	(984)	(1,684)
Property expenses	(266)	(534)	(552)
Provisions for impairments	(35)	(2,373)	(1,242)

Income from discontinued operations, real estate held for investment	$7,121	$12,696	$10,569

Per common share, basic and diluted	$0.09	$0.16	$0.15

The following is a summary of our total discontinued operations for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

Total income from discontinued operations	2005	2004	2003
Income from discontinued operations:
Real estate acquired for resale by Crest	$2,781	$7,847	$4,588
Real estate held for investment	7,121	12,696	10,569

Income from discontinued operations	$9,902	$20,543	$15,157

Per common share, basic and diluted	$0.12	$0.26	$0.21

Gain on Sales of Real Estate Acquired for Resale by Crest Net

(included in discontinued operations)

In 2005 Crest Net sold 12 properties for $23.5 million, which resulted in a gain of $3.3 million. In 2004, Crest Net sold 51 properties for $75.0 million, which resulted in a gain of $10.3 million.  In 2003, Crest Net sold 27 properties for $45.2 million, which resulted in a gain of $6.2 million.  All gains on sales of real estate acquired for resale are reported before income taxes.

At December 31, 2005, Crest Net had $45.7 million invested in 17 properties, which are held for sale. Our goal is for Crest Net to carry an average inventory of approximately $20 to $25 million in real estate.  Crest Net generates an earnings spread on the difference between the lease payments it receives on the properties held in inventory and the cost of capital used to acquire properties.  It is our belief that at this level of inventory, rental revenue will exceed the ongoing operating expenses of Crest Net without any property sales.

Gain on Sales of Investment Properties by Realty Income

(included in discontinued operations)

In 2005, we sold 23 investment properties and sold a portion of the land from two properties for $23.4 million and recognized a gain on sales of $6.6 million. This gain is included in discontinued operations, except for $18,000 that is included in other revenue.  In 2004, we sold or exchanged 43 investment properties and sold a portion of the land from four properties for a total of $35.4 million and recognized a gain of $12.7 million.  This gain is included in discontinued operations, except for $185,000 that is included in other revenue.  In 2003, we sold or exchanged 35 properties and exchanged three excess land parcels (from three properties) for $23.1 million and recognized a gain of $7.2 million, which is included in discontinued operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At December 31, 2005, we classified real estate with a carrying amount of $47.1 million as held for sale, which includes $45.5 million in properties owned by Crest Net.  In addition, $219,000 invested by Crest Net in real estate is included in other assets and was classified as intangible assets.  Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified from which we anticipate receiving between $15 million and $35 million in proceeds during the next 12 months.  We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Provisions for Impairments

Provisions for impairments of $186,000 were recorded in 2005 on four properties as compared to $2.4 million in 2004 on six properties and $1.2 million on 11 properties in 2003.  These provisions are included in “income from discontinued operations, real estate held for investment”, except for $151,000 in 2005, which is included in property expenses.

Preferred Stock Cash Dividends and Redemption Charge

We had preferred stock cash dividends of $9.4 million in 2005 as compared to $9.5 million in 2004 and $9.7 million in 2003.

When we redeemed our Class B preferred stock in June 2004 and our Class C preferred stock in July 2004, we incurred non-cash charges of $2.4 million and $1.4 million, respectively, for the excess of redemption value over the carrying value.  These non-cash charges represent the Class B and Class C preferred stock original issuance costs that were paid in 1999 and recorded as a reduction to net income available to common stockholders when the shares were redeemed.  These non-cash charges equated to $0.05 per common share in 2004.

Net income available to common stockholders

Net income available to common stockholders in 2005 decreased by $452,000 to $89.7 million as compared to $90.2 million in 2004. Net income available to common stockholders in 2003 was $76.7 million.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during 2005 was $6.6 million as compared to $12.7 million during 2004 and $7.2 million in 2003.  The gain recognized from the sale of properties acquired for re-sale during 2005 was $3.3 million as compared to $10.3 million during 2004 and $6.2 million during 2003.

FUNDS FROM OPERATIONS (FFO)

AVAILABLE TO COMMON STOCKHOLDERS

FFO for 2005 increased by $11.4 million, or 9.6%, to $129.6 million as compared to $118.2 million in 2004 and $103.4 million in 2003. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable Generally Accepted Accounting Principles (“GAAP”) measure) to FFO, information regarding cash distributions paid and the diluted weighted average number of shares outstanding for 2005, 2004 and 2003 (dollars in thousands):

	2005	2004	2003
Net income available to common stockholders	$89,716	$90,168	$76,722
Depreciation and amortization:
Continuing operations	46,438	39,874	32,231
Discontinued operations	226	984	1,683
Depreciation of furniture, fixtures and equipment	(142)	(117)	(114)
Gain on sales of investment properties:
Continuing operations	(18)	(185)	—
Discontinued operations	(6,573)	(12,543)	(7,156)

Total funds from operations	$129,647	$118,181	$103,366

FFO per common share, basic	$1.62	$1.51	$1.45
FFO per common share, diluted	$1.62	$1.50	$1.45

Cash distributions paid to common stockholders	$108,575	$97,420	$83,842

FFO in excess of distributions to common stockholders	$21,072	$20,761	$19,524
Basic weighted average number of shares outstanding	79,950,255	78,518,296	71,128,282
Diluted weighted average number of shares outstanding	80,208,593	78,598,788	71,222,628

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

For the years ended (dollars in thousands)	2005	2004	2003
Provisions for impairments	$186	$2,373	$1,242
Amortization of settlements on treasury lock agreements(1)	756	756	756
Amortization of deferred note financing costs(2)	1,034	913	725
Amortization of deferred stock compensation and stock option costs	2,167	1,440	951
Capitalized leasing costs and commissions	(570)	(323)	(392)
Capitalized building improvements	(1,017)	(789)	(264)
Straight line rent(3)	(1,360)	99	275
Preferred stock origination costs write-off (4)	—	3,774	—

(1)          The settlements on the treasury lock agreements resulted from an interest rate risk prevention strategy that was used by the Company in 1997 and 1998, which correlated to pending issuances of senior note securities.  We have not employed this strategy since 1998.

(2)          Amortization of deferred note financing costs includes the amortization of costs incurred and capitalized when our notes were issued in May 1997, October 1998, January 1999, March 2003, November 2003, March 2005 and September 2005. These costs are being amortized over the lives of these notes. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

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

Approximately 98.2%, or 1,617, of the 1,646 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property costs and expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123R, Share-Based Payments. Statement No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We adopted Statement No. 123R on January 1, 2006. The impact of adopting Statement No. 123R was not material to our financial position or results of operations.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB No. 29. Statement No. 153 amends APB Opinion No. 29 and states that companies will no longer be permitted to use the “similar productive assets” concept to account for nonmonetary exchanges at book value with no gain being recognized.  An exchange must be accounted for at fair value if the exchange has commercial substance and fair value is determinable.  We adopted Statement No. 153 on January 1, 2006.  The impact of adopting Statement No. 153 was not material to our financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of Statement No. 143, Accounting for Asset Retirement Obligations.   Interpretation No. 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. We adopted Interpretation No. 47 in the fourth quarter of 2005.  The impact of adopting Interpretation No. 47 was not material to our financial position or results of operations.

Item 7A:          Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at December 31, 2005. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents by year of expected maturity, the principal amounts, average interest rates, fair values as of December 31, 2005.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2006	$—	—	$—	—
2007 (1)	110.0	7.75%	—	—
2008 (2)(3)	100.0	8.25%	136.7	5.03%
2009 (4)	20.0	8.00%	—	—
2010	—	—	—	—
Thereafter (5)	525.0	5.51%	—	—
Totals	$755.0	6.26%	$136.7	5.03%

Fair Value (6)	$755.0		$136.7

(1)          $110 million matures in May 2007.

(2)          $100 million matures in October 2008.

(3)          The credit facility expires in October 2008.  The credit facility balance as of February 10, 2006 was $131.6 million.

(4)          $20 million matures in January 2009.

(5)          $100 million matures in March 2013, $150 million matures in November 2015, $175 million matures in September 2017 and $100 million matures in March 2035.

(6)          We base the fair value of the fixed rate debt at December 31, 2005 on the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place at December 31, 2005.

The table incorporates only those exposures that exist as of December 31, 2005; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates.  Our credit facility interest rate is variable.  Based on our credit facility balance at December 31, 2005, a 1% change in interest rates would change our interest costs by $1.4 million per year.

Item 8:             Financial Statements and Supplementary Data

Table of Contents

A.	Reports of Independent Registered Public Accounting Firm

B.	Consolidated Balance Sheets, December 31, 2005 and 2004

C.	Consolidated Statements of Income, Years ended December 31, 2005, 2004 and 2003

D.	Consolidated Statements of Stockholders’ Equity, Years ended December 31, 2005, 2004 and 2003

E.	Consolidated Statements of Cash Flows, Years ended December 31, 2005, 2004 and 2003

F.	Notes to Consolidated Financial Statements

G.	Consolidated Quarterly Financial Data (unaudited) for 2005 and 2004

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Realty Income Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG
San Diego, California
February 21, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Realty Income Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Realty Income Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Realty Income Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Realty Income Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Realty Income Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Realty Income Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Realty Income Corporation and subsidiaries as listed in the accompanying table of contents and our report dated February 21, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG
San Diego, California
February 21, 2006

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(dollars in thousands, except per share data)

	2005	2004
ASSETS
Real estate, at cost:
Land	$746,016	$624,558
Buildings and improvements	1,350,140	1,066,725
	2,096,156	1,691,283
Less accumulated depreciation and amortization	(341,193)	(301,728)
Net real estate held for investment	1,754,963	1,389,555
Real estate held for sale, net	47,083	17,155
Net real estate	1,802,046	1,406,710
Cash and cash equivalents	65,704	2,141
Accounts receivable	5,044	4,075
Goodwill	17,206	17,206
Other assets	30,988	12,183
Total assets	$1,920,988	$1,442,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$10,121	$9,115
Accounts payable and accrued expenses	20,391	9,579
Other liabilities	9,562	6,286
Line of credit payable	136,700	23,600
Notes payable	755,000	480,000
Total liabilities	931,774	528,580

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000 shares authorized, 5,100,000 shares issued and outstanding	123,804	123,787
Common stock and paid in capital, par value $1.00 per share, in 2005 there were 200,000,000 shares authorized and 83,696,647 issued and outstanding and in 2004 there were 100,000,000 shares authorized and 79,301,630 issued and outstanding	1,134,300	1,038,973
Distributions in excess of net income	(268,890)	(249,025)
Total stockholders’ equity	989,214	913,735
Total liabilities and stockholders’ equity	$1,920,988	$1,442,315

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2005, 2004 and 2003

(dollars in thousands, except per share data)

	2005	2004	2003

REVENUE
Rental	$196,322	$172,714	$142,888
Other	354	1,033	590
	196,676	173,747	143,478

EXPENSES
Interest	40,949	34,132	26,413
Depreciation and amortization	46,438	39,874	32,231
General and administrative	15,421	13,119	10,616
Property	3,838	3,069	2,439
Income taxes	813	699	501
	107,459	90,893	72,200

Income from continuing operations	89,217	82,854	71,278
Income from discontinued operations:
Real estate acquired for resale by Crest	2,781	7,847	4,588
Real estate held for investment	7,121	12,696	10,569
	9,902	20,543	15,157

Net income	99,119	103,397	86,435
Preferred stock cash dividends	(9,403)	(9,455)	(9,713)
Excess of redemption value over carrying value of preferred shares redeemed (see note 7C and 7D)	—	(3,774)	—

Net income available to common stockholders	$89,716	$90,168	$76,722

Income from continuing operations per common share:
Basic	$1.00	$0.89	$0.87
Diluted	$1.00	$0.89	$0.86

Net income available to common stockholders per common share:
Basic and diluted	$1.12	$1.15	$1.08

Weighted average common shares outstanding:
Basic	79,950,255	78,518,296	71,128,282
Diluted	80,208,593	78,598,788	71,222,628

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

(dollars in thousands)

			Preferred	Common
	Shares of		Stock and	stock and	Distributions
	Preferred Stock	Common Stock	paid in capital	paid in capital	in excess of net income	Total
Balance, December 31, 2002	4,125,700	69,749,654	$99,368	$855,818	$(232,731)	$722,455
Net income	—	—	—	—	86,435	86,435
Distributions paid and payable	—	—	—	—	(94,336)	(94,336)
Shares issued in stock offerings, net of offering costs of $5,854	—	5,750,000	—	110,842	—	110,842
Deferred stock compensation	—	318,518	—	2,370	—	2,370

Balance, December 31, 2003	4,125,700	75,818,172	99,368	969,030	(240,632)	827,766
Net income	—	—	—	—	103,397	103,397
Distributions paid and payable	—	—	—	—	(108,016)	(108,016)
Shares issued in stock offerings, net of offering costs of $3,682	—	3,200,000	—	67,918	—	67,918
Shares issued in stock offerings, net of offering costs of $4,187	5,100,000	—	123,787	—	—	123,787
Preferred shares redeemed	(4,125,700)	—	(99,368)	—	(3,774)	(103,142)
Deferred stock compensation	—	283,458	—	2,025	—	2,025

Balance, December 31, 2004	5,100,000	79,301,630	123,787	1,038,973	(249,025)	913,735
Net income	—	—	—	—	99,119	99,119
Distributions paid and payable	—	—	—	—	(118,984)	(118,984)
Shares issued in stock offerings, net of offering costs of $4,980	—	4,100,000	17	92,659	—	92,676
Deferred stock compensation	—	295,017	—	2,668	—	2,668

Balance, December 31, 2005	5,100,000	83,696,647	$123,804	$1,134,300	$(268,890)	$989,214

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

(dollars in thousands)

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$99,119	$103,397	$86,435
Adjustments to net income:
Depreciation and amortization	46,438	39,874	32,231
Income from discontinued operations:
Real estate acquired for resale by Crest	(2,781)	(7,847)	(4,588)
Real estate held for investment	(7,121)	(12,696)	(10,569)
Cash from discontinued operations:
Real estate acquired for resale by Crest	(510)	(2,407)	(1,629)
Real estate held for investment	809	3,509	6,339
Investments in real estate acquired for resale by Crest	(54,110)	(21,787)	(87,384)
Intangibles acquired in connection with acquisition of real estate acquired for resale by Crest	(1,780)	—	—
Proceeds from sales of real estate acquired for resale	22,195	74,995	45,226
Amortization of deferred stock compensation	2,155	1,426	940
Amortization of stock option costs	12	14	11
Gain on sale of real estate held for investment	(18)	(185)	—
Provision for impairment on real estate	151	—	—
Changes in assets and liabilities:
Accounts receivable and other assets	(3,292)	1,094	1,751
Accounts payable, accrued expenses and other liabilities	8,290	(1,050)	5,194

Net cash provided by operating activities	109,557	178,337	73,957

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties:	22,300	34,601	20,773
Acquisition of and additions to investment properties	(417,347)	(195,470)	(280,587)
Intangibles acquired in connection with acquisition of real estate held for investment	(9,494)	—	—

Net cash used in investing activities	(404,541)	(160,869)	(259,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	400,300	280,400	360,600
Payments under lines of credit	(287,200)	(283,200)	(443,900)
Proceeds from note offerings, net	270,266	(28)	246,367
Proceeds from common stock offerings, net	92,659	67,918	110,842
Cash distributions to common stockholders	(108,575)	(97,420)	(83,842)
Cash dividends to preferred stockholders	(9,403)	(9,063)	(9,713)
Proceeds from preferred stock offerings, net	—	123,787	—
Redemption of preferred stock	—	(103,142)	—
Proceeds from other stock issuances	500	584	1,419

Net cash provided by (used in) financing activities	358,547	(20,164)	181,773

Net increase (decrease) in cash and cash equivalents	63,563	(2,696)	(4,084)
Cash and cash equivalents, beginning of year	2,141	4,837	8,921

Cash and cash equivalents, end of year	$65,704	$2,141	$4,837

For supplemental disclosures, see note 12.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

1.         Organization and Operation

Realty Income Corporation (“Realty Income,” the “Company,” “we” or “our”) is organized as a Maryland corporation. We invest in commercial retail real estate and have elected to be taxed as a real estate investment trust (“REIT”).

At December 31, 2005, we owned 1,646 properties in 48 states containing over 13.4 million leasable square feet, plus an additional 17 properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest Net”). Crest Net was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges, under Section 1031 of the Internal Revenue Code of 1986, as amended (“the Code”).

A 2-for-1 stock split was declared in November 2004 and became effective after the market closed on December 31, 2004.  Common stockholders received an additional share of common stock for each share they owned.  The increase in the number of common shares outstanding and all per common share data has been adjusted for the stock split.

2.         Summary of Significant Accounting Policies and Procedures

Federal Income Taxes.  We have elected to be taxed as a REIT under the Code. We believe we have qualified and continue to qualify as a REIT. As a REIT, we will be permitted to deduct distributions paid to our stockholders and, generally, will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of Crest Net, which totaled $760,000 in 2005, $2.8 million in 2004 and $1.8 million in 2003.  These taxes are included in “income from discontinued operations, real estate acquired for resale by Crest.”

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things.

The following reconciles our net income available to common stockholders to taxable income for 2005 (dollars in thousands) (unaudited):

Net income available to common stockholders	$89,716
Tax loss on the sale of real estate less than book gains	(7,260)
Elimination of net revenue and expenses from Crest Net	(718)
Dividends received from Crest Net	1,410
Preferred dividends not deductible for tax	9,403
Depreciation and amortization timing differences	11,546
Impairment losses	186
Other adjustments	(77)

Estimated taxable net income, before our dividend paid deduction	$104,206

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation, for the years ended December 31:

	2005	2004	2003
Weighted average shares used for basic net income per share computation	79,950,255	78,518,296	71,128,282
Incremental shares from share based compensation	258,338	80,492	94,346
Adjusted weighted average shares used for diluted net income per share computation	80,208,593	78,598,788	71,222,628

In 2005, 2004 and 2003, no stock options were anti-dilutive. In 2005, we had 305,476 nonvested shares from share based compensation that were anti-dilutive.  No nonvested shares were anti-dilutive in 2004 or 2003.

Discontinued Operations.  In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), Realty Income’s operations from four investment properties classified as held for sale at December 31, 2005, plus properties sold in 2005, 2004 and 2003, were reported as discontinued operations.  Their respective results of operations were reclassified to “income from discontinued operations, real estate held for investment.”  We classify properties as held for sale in accordance with SFAS 144.  We do not depreciate properties that are classified as held for sale.

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

The following is a summary of Crest Net’s “income from discontinued operations, real estate acquired for resale” for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

Crest Net’s income from discontinued operations, real estate acquired for resale	2005	2004	2003
Gain on sales of real estate acquired for resale	$3,291	$10,254	$6,217
Rental revenue	2,085	2,304	1,724
Interest expense	(1,139)	(674)	(561)
General and administrative expense	(453)	(464)	(566)
Property expenses	(60)	(93)	(24)
Income taxes	(943)	(3,480)	(2,202)

Income from discontinued operations, real estate acquired for resale by Crest	$2,781	$7,847	$4,588

The following is a summary of Realty Income’s “income from discontinued operations from real estate held for investment” for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

Realty Income’s income from discontinued operations from real estate held for investment	2005	2004	2003
Gain on sales of investment properties	$6,573	$12,543	$7,156
Rental revenue	1,073	3,927	6,845
Other revenue	2	117	46
Depreciation and amortization	(226)	(984)	(1,684)
Property expenses	(266)	(534)	(552)
Provisions for impairments	(35)	(2,373)	(1,242)

Income from discontinued operations, real estate held for investment	$7,121	$12,696	$10,569

The following is a summary of our total income from discontinued operations for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

Total income from discontinued operations	2005	2004	2003
Income from discontinued operations:
Real estate acquired for resale by Crest	$2,781	$7,847	$4,588
Real estate held for investment	7,121	12,696	10,569

Income from discontinued operations	$9,902	$20,543	$15,157

Per common share, basic and diluted	$0.12	$0.26	$0.21

Leases.  All leases are accounted for as operating leases. Under this method, lease payments that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Any rental revenue contingent upon a tenant’s sales is recognized only after the tenant exceeds their sales breakpoint. Rental increases based upon changes in the consumer price indexes are recognized only after the changes in the indexes have occurred, and then applied according to the lease agreements.

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

Gain on Sales of Properties.  We recognize gains on sales of properties in accordance with Statement No. 66, Accounting for Sales of Real Estate.

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

Provisions for impairment of $186,000 were recorded in 2005 on four retail properties, of which two were sold during 2005.  These properties were classified in the following industries: one in child care and three in restaurant.

Provisions for impairment of $2.4 million were recorded in 2004 on six retail properties, of which five were sold during 2004.  These properties were classified in the following industries: one in automotive service, one in child care, two in consumer electronics, one in convenience store and one in restaurant.

Provisions for impairment of $1.2 million were recorded in 2003 on 11 retail properties, all of which were sold during 2003.  These properties were classified in the following industries: one in automotive service, three in child care, one in consumer electronics, three in home improvement and three in restaurant.

All of these provisions for impairment are included in income from discontinued operations, real estate held for investment on our consolidated statements of income, except for $151,000 in 2005 which is included in property expenses.

Acquired In-place Leases.  In accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations, (“SFAS 141”) the fair value of the real estate acquired with in-place operating leases is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases and tenant relationships, based in each case on their fair values.

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

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases and expected below market renewal option periods.

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

Stock Option Plan.  Effective January 1, 2002, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and starting January 1, 2002 expensed costs for all stock option awards granted, modified, or settled.  Stock option awards under the plan vest over periods ranging from one to five years.

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value method had been applied to all outstanding and unvested stock option awards in each period (dollars in thousands, except per share amounts):

	2005	2004	2003
Net income available to common stockholders, as reported	$89,716	$90,168	$76,722
Add: Stock option-based compensation expense included in reported net income	12	14	11
Deduct: Total stock option-based compensation expense determined under fair value method for all awards	(12)	(14)	(27)
Pro forma net income available to common stockholders	$89,716	$90,168	$76,706

Net income available to common stockholders per common share:
As reported – basic and diluted	$1.12	$1.15	$1.08
Pro forma – basic and diluted	$1.12	$1.15	$1.08

Goodwill.  Goodwill is tested for impairment annually as well as when events or circumstances occur indicating that our goodwill might be impaired.  We did not record any new goodwill or impairment on our existing goodwill during 2005, 2004 or 2003.

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

Reclassifications.  Certain of the 2004 and 2003 balances have been reclassified to conform to the 2005 presentation.

3.         Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators.

A.  During 2005, Realty Income and Crest Net in aggregate invested $486.6 million in 156 new retail properties and properties under development. These 156 properties are located in 30 states, will contain over 1.9 million leasable square feet and are 100% leased with an average initial lease term of 15.8 years.

Of the $486.6 million invested, $95.1 million was used to acquire 34 properties with existing leases on the properties.  In accordance with SFAS 141, Realty Income recorded $10.1 million and Crest Net recorded $1.8 million as the value of in-place leases and Realty Income recorded $183,000 as the value of above-market rents.  In addition, Realty Income recorded $756,000 and Crest Net recorded $66,000 as the value of below-market rents on these leases.  The amounts recorded by Realty Income are included in “other assets” and “other liabilities” on our consolidated balance sheet and are amortized over the lives of the respective leases.  Due to property sales, of the amounts recorded by Crest Net, only $219,000 of in-place lease value is included in our consolidated balance sheet at December 31, 2005.  Crest Net does not amortize the value of in-place leases because its properties are held for sale.

In comparison, during 2004, Realty Income and Crest Net in aggregate invested $215.3 million in 194 new retail properties and properties under development. These 194 properties are located in 19 states, contain approximately 972,000 leasable square feet and are 100% leased with an average initial lease term of 17.5 years.

B.  During 2005, Realty Income invested $430.7 million in 135 new retail properties and properties under development, with an initial weighted average contractual lease rate of 8.4%. These 135 properties are located in 28 states, will contain over 1.7 million leasable square feet and are 100% leased with an average initial lease term of 15.6 years.

In comparison, during 2004, Realty Income invested $193.8 million in 172 new retail properties and properties under development, with an initial weighted average contractual lease rate of 9.5%. These 172 properties are located in 18 states, contain over 913,000 leasable square feet and are 100% leased with an average initial lease term of 17.5 years.

C.  During 2005, Crest Net invested $55.9 million in 21 new retail properties and properties under development.

In comparison, during 2004, Crest Net invested $21.5 million in 22 new retail properties and properties under development.

D.  Crest Net’s property inventory at December 31, 2005 consisted of 17 properties with a total investment of $45.7 million and at December 31, 2004 consisted of eight properties with a total investment of $10.1 million.  These amounts are included on our consolidated balance sheets in “real estate held for sale, net”, except for $219,000 of intangible assets at December 31, 2005 which are included in other assets.

4.         Credit Facility

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

The average borrowing rate on our credit facilities during 2005 was 4.3%, compared to 2.4% in 2004 and 2.2% in 2003. Our current credit facility is, and previous credit facilities were, subject to various leverage and interest coverage ratio limitations. The Company is and has been in compliance with these covenants.

In 2005, 2004 and 2003, interest of $1.9 million, $531,000 and $697,000, respectively, was capitalized with respect to properties under development.

Our credit facility is unsecured and accordingly, we have not pledged any assets as collateral for this obligation.

5.         Notes Payable

In September 2005, we issued $175 million in aggregate principal amount of 5-3/8% senior unsecured notes due 2017 (the “2017 Notes”).  The price to the investor for the 2017 Notes was 99.974% of the principal amount for an effective yield of 5.378%.  The net proceeds of $173.2 million from this offering were used to repay borrowings under our unsecured acquisition credit facility, to fund new property acquisitions and for other general corporate purposes.  Interest on the 2017 Notes is paid semiannually.

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

In November 2003, we issued $150 million of 5-1/2% senior unsecured notes due 2015 (the “2015 Notes”). The price to the investor for the 2015 notes was 99.508% of the principal amount for an effective yield of 5.557%. The net proceeds from this offering were used to acquire new retail properties and to repay borrowings under our unsecured acquisition credit facility. Interest on the 2015 Notes is payable semiannually.

In March 2003, we issued $100 million of 5-3/8% senior unsecured notes due 2013 (the “2013 Notes”). The price to the investor for the 2013 notes was 99.509% of the principal amount for an effective yield of 5.439%. The net proceeds from this offering were used to repay borrowings under our unsecured acquisition credit facility.  Interest on the 2013 Notes is payable semiannually.

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

Interest incurred on the 2017 Notes, 2035 Bonds, 2015 Notes, 2013 Notes, 2009 Notes, 2008 Notes and 2007 Notes collectively for each of the years ended December 31, 2005, 2004 and 2003 was $39.5 million, $32.0 million and $23.6 million, respectively.  The interest rate on each of these notes is fixed.

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

The following table summarizes the maturity of our notes payable as of December 31, 2005 (dollars in millions):

Year of Maturity	Notes
2006	$—
2007	110.0
2008	100.0
2009	20.0
2010	—
Thereafter	525.0
Totals	$755.0

6.         Common Stock Offerings

A.        In September 2005, we issued 4.1 million shares of common stock at a price of $23.79 per share.  The net proceeds of $92.7 million were used to fund new property acquisitions and for other general corporate purposes.

B.         In March 2004, we issued 3.2 million shares of common stock at a price of $22.375 per share. The net proceeds of $67.9 million were used to repay a portion of our acquisition credit facility borrowings, which had been used to acquire 112 convenience store properties in March 2004.

C.         In October 2003, we issued 5.75 million shares of common stock at a price of $20.295 per share. The net proceeds of $110.8 million were used to repay a portion of our acquisition credit facility.

7.         Distributions Paid and Payable

A.        We pay monthly cash distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the years ended December 31:

Month	2005	2004	2003

January	$0.110000	$0.100000	$0.097500
February	0.110000	0.100000	0.097500
March	0.110000	0.100000	0.097500
April	0.110625	0.100625	0.098125
May	0.110625	0.100625	0.098125
June	0.110625	0.100625	0.098125
July	0.111250	0.101250	0.098750
August	0.111250	0.101250	0.098750
September	0.115000	0.108750	0.098750
October	0.115625	0.109375	0.099375
November	0.115625	0.109375	0.099375
December	0.115625	0.109375	0.099375

Total	$1.346250	$1.241250	$1.181250

The following presents the federal income tax characterization of distributions paid or deemed to be paid to common stockholders for the years ended December 31:

	2005	2004	2003

Ordinary income	$1.210091	$1.18315	$1.10529
Nontaxable distributions	0.136159	0.05810	0.07596
Capital gain	—	—	—

Totals	$1.346250	$1.24125	$1.18125

At December 31, 2005, a distribution of $0.11625 per common share was payable and was paid in January 2006.  At December 31, 2004, a distribution of $0.11 per common share was payable and was paid in January 2005.

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

We paid or accrued dividends to holders of our Class D preferred stock totaling $9.4 million in 2005 and $4.8 million in 2004.  The dividends paid per share to our Class D Preferred stockholders for 2005 of $1.84375 and for 2004 of $1.01406 were characterized for federal income tax purposes as ordinary income.

C.         In May 1999, we issued 2,760,000 shares of 9-3/8% Class B cumulative redeemable preferred stock, of which 2,745,700 shares were outstanding in 2003 and a portion of 2004.  On June 6, 2004, all of the outstanding Class B preferred shares were redeemed.  We paid dividends to holders of our Class B preferred stock totaling $2.8 million during the first two quarters of 2004 and $6.4 million in 2003. The dividends paid per share to our Class B Preferred stockholders in 2004 of $1.01563 and in 2003 of $2.34375 were characterized for federal income tax purposes as ordinary income.

In addition, when our Class B preferred stock was redeemed in 2004, we incurred a non-cash charge of $2.4 million representing the Class B preferred stock original issuance costs that were paid in 1999.

D.         In July 1999, we issued 1,380,000 shares of 9-1/2% Class C cumulative redeemable preferred stock, all of which were outstanding in 2003 and for a portion of 2004.  On July 30, 2004, all of the outstanding Class C preferred shares were redeemed.  We paid monthly dividends to holders of our Class C preferred stock totaling $1.9 million during the first seven months of 2004 and $3.3 million in 2003. The dividends paid per share to our Class C Preferred stockholders in 2004 of $1.37882 and in 2003 of $2.375 were characterized for federal income tax purposes as ordinary income.

In addition, when our Class C preferred stock was redeemed in 2004, we incurred a non-cash charge of $1.4 million representing the Class C preferred stock original issuance costs that were paid in 1999.

8.         Operating Leases

A.        At December 31, 2005, we owned 1,646 properties in 48 states, excluding 17 properties owned by Crest Net. Of these 1,646 properties, 1,641 are single-tenant retail locations and the remainder are multi-tenant, distribution and office locations. At December 31, 2005, 25 properties were vacant and available for lease or sale.

Substantially all leases are net leases where the tenant pays property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Percentage rent for 2005, 2004 and 2003 was $1.2 million, $1.3 million and $1.2 million, respectively, including amounts recorded to discontinued operations.

At December 31, 2005, minimum future annual rents to be received on the operating leases are as follows (dollars in thousands):

For the years ending December 31,
2006	$212,994
2007	203,830
2008	194,904
2009	185,524
2010	178,848
Thereafter	1,686,908

Total	$2,663,008

B.         Major Tenants – No individual tenant’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the years ended December 31, 2005, 2004 or 2003.

9.         Gain on Sales of Real Estate Acquired for Resale by Crest Net

In 2005, Crest Net sold 12 properties for $23.5 million, which resulted in a gain of $3.3 million.  As part of one sale in 2005, Crest Net provided buyer financing in the form of a $1.3 million promissory note.  This note was paid in full in February 2006.  In 2004, Crest Net sold 51 properties for $75.0 million, which resulted in a gain of $10.3 million.  In 2003, Crest Net sold 27 properties for $45.2 million, which resulted in a gain of $6.2 million.

10.       Gain on Sales of Investment Properties by Realty Income

In 2005, we sold 23 investment properties and sold a portion of the land from two properties for $23.4 million, which resulted in a gain of $6.6 million.  This gain is included in discontinued operations, except for $18,000 that is included in other revenue.

In 2004, we sold or exchanged 43 investment properties and sold a portion of the land from four properties for $35.4 million, which resulted in a gain of $12.7 million. Of this gain, $12.5 million is included in discontinued operations and $185,000 is included in other revenue. Included in the 43 properties was one property leased by one of our tenants that we exchanged for another property owned by that tenant (see note 12E).

During 2003, we sold or exchanged 35 investment properties and exchanged three excess land parcels (from three properties) for $23.1 million, which resulted in a gain of $7.2 million. This gain is included in discontinued operations. Included in the 35 properties was one property leased by one of our tenants that we exchanged for another property owned by that tenant (see note 12F).

11.       Fair Value of Financial Instruments

We believe that the carrying values reflected in the consolidated balance sheets at December 31, 2005 and 2004 reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for the line of credit payable and notes payable. In making these assessments, we used estimates. The fair value of the line of credit payable approximates its carrying value because its terms are similar to those available in the market place at December 31, 2005. The estimated fair value of the notes payable at December 31, 2005 is $755.0 million and at December 31, 2004 is $500.9 million, based upon the closing market price per note or indicative price per each note at December 31, 2005 and 2004, respectively.

12.       Supplemental Disclosures of Cash Flow Information

Interest paid in 2005 was $36.4 million, in 2004 was $31.3 million and in 2003 was $32.5 million.

Income taxes paid by Realty Income and Crest Net in 2005 were $1.4 million, in 2004 were $6.9 million and in 2003 were $0.8 million.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.           In 2005, noncash additions to properties resulted in an increase in buildings of $5.4 million, an increase in accounts payable of $5.1 million.

B.             In 2005, Crest Net sold a property for $2.8 million and issued a mortgage note of $1.3 million, which was paid in full in February 2006 and is included in other assets on our consolidated balance sheet.

C.             In June 2004, when our Class B preferred stock was redeemed, we incurred a non-cash charge of $2.4 million for the excess of redemption value over the carrying value.

D.            In July 2004, when our Class C preferred stock was redeemed, we incurred a non-cash charge of $1.4 million for the excess of redemption value over the carrying value.

E.              In 2004, we exchanged one of our properties for a different property that was leased to the same tenant.  As part of this transaction, land was reduced by $160,000, building was increased by $78,000, and accumulated depreciation was decreased by $82,000.

F.              In 2003, we exchanged excess land parcels from three different properties leased by one of our tenants for land (with improvements) owned by that same tenant. In 2003, we also exchanged one property leased by one of our tenants for another property owned by that tenant. As part of these transactions, accumulated depreciation was decreased by $64,000 and gain on sale of $64,000 was recognized.

G.             In 2003, non-cash additions to properties resulted in an increase in buildings of $1.7 million, an increase in real estate held for sale, net of $289,000 and an increase in other liabilities of $2.0 million.

H.            Stock based compensation resulted in the following (dollars in thousands):

	2005	2004	2003
Deferred stock compensation	$2,168	$1,441	$951

I.                 Distributions payable on our balance sheets is comprised of the following accrued distributions (dollars in thousands):

	2005	2004
Common stock distributions	$9,729	$8,723
Preferred stock dividends	392	392

13.       Employee Benefit Plan

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

14.       Common Stock Incentive Plan

In 2003, our Board of Directors adopted and our stockholders approved the 2003 Incentive Award Plan of Realty Income Corporation to enable us to attract and retain the services of directors, employees and consultants considered essential to our long-term success by offering them an opportunity to own stock in Realty Income and/or rights that will reflect our growth, development and financial success.  The 2003 Incentive Award Plan of Realty Income Corporation was amended and restated by our Board of Directors on February 21, 2006.  Under the terms of this plan, the aggregate number of shares of our common stock subject to options, stock purchase rights, stock appreciation rights and other awards will be no more than 3,428,000 shares. The maximum number of shares, which may be subject to options, stock purchase rights, stock appreciation rights and other awards granted under the plan to any individual in any calendar year may not exceed 1,600,000 shares. This plan has a term of 10 years from the date it was adopted by our Board of Directors, which was March 12, 2003.

In 1993, our Board of Directors approved a stock incentive plan (the “Stock Plan”), which expired in 2004.

Stock options are granted with an exercise price equal to the underlying stock’s fair market value at the date of grant. Stock options expire ten years from the date they are granted and vest over service periods of one, three, four and five years.  No stock options were granted in 2005, 2004 or 2003.

The following table summarizes our stock option activity for the years 2005, 2004 and 2003:

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	176,130	$13.01	247,756	$12.53	380,480	$12.01
Options granted	—	—	—	—	—	—
Options exercised	(40,352)	12.93	(67,648)	11.16	(130,126)	10.97
Options canceled	(430)	14.70	(3,978)	14.70	(2,598)	14.70

Outstanding, end of year	135,348	$13.02	176,130	$13.01	247,756	$12.53

Options exercisable, end of year	119,924		153,206		207,324

At December 31, 2005, the options outstanding under the Stock Plan had exercise prices ranging from $10.63 to $14.70, with a weighted average price of $13.02, and expiration dates ranging from June 2007 to December 2011 with a weighted average remaining term of 3.3 years. At December 31, 2005, the options exercisable under the Stock Plan had exercise prices ranging from $10.63 to $14.70 with a weighted average price of $12.87.  Cash received from the exercise of options is included in deferred stock compensation on our consolidated statements of stockholders’ equity.

The following table summarizes our nonvested common stock grant activity for the years 2005, 2004 and 2003.  The grants vest over periods ranging from five to 10 years.

	2005		2004		2003
	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price	Number of Shares	Weighted Average Grant Price
Outstanding nonvested shares, beginning of year	626,868	$14.98	475,721	$13.70	332,584	$12.43
Shares granted	306,241	25.20	218,180	19.94	189,732	17.59
Shares vested	(92,811)	16.69	(64,116)	15.16	(45,802)	13.69
Shares forfeited	(51,576)	17.31	(2,370)	18.65	(1,340)	16.92

Outstanding nonvested shares, end of year	788,722	$17.83	626,868	$14.98	475,721	$13.70

15.       Stockholder Rights Plan

In 1998, our Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”) that was to expire in July 2008. The Rights Plan was canceled by the Board of Directors in February 2005.

16.       Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 30 industry and activity segments (including properties owned by Crest Net that are grouped together). All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of December 31, 2005 (dollars in thousands):

	Revenue
For the years ended December 31,	2005	2004	2003
Segment rental revenue:
Apparel stores	$3,100	$3,100	$3,158
Automotive parts	6,718	6,716	6,694
Automotive service	14,970	13,329	12,085
Automotive tire services	14,112	13,510	4,528
Child care	24,918	24,898	24,664
Consumer electronics	2,606	3,176	3,364
Convenience stores	36,624	33,293	18,492
Drug stores	5,593	243	243
Entertainment	4,081	3,997	3,869
Health and fitness	7,212	6,919	5,638
Home furnishings	7,346	7,276	7,378
Home improvement	2,130	2,115	2,265
Motor vehicle dealerships	5,060	859	51
Office supplies	2,996	2,868	2,865
Pet supplies and services	2,587	2,511	2,564
Restaurants	18,329	16,466	16,264
Sporting goods	6,747	5,939	5,664
Theaters	10,139	6,052	6,015
Video rental	4,942	4,959	4,806
11 other non-reportable segments	16,112	14,488	12,281
Reconciling items - Interest and other	354	1,033	590

Total revenue	$196,676	$173,747	$143,478

	Assets
As of December 31,	2005	2004

Segment net real estate:
Apparel stores	$21,688	$22,492
Automotive parts	39,319	41,153
Automotive service	106,833	109,836
Automotive tire services	129,314	133,296
Child care	102,228	109,523
Consumer electronics	23,408	25,320
Convenience stores	342,404	321,746
Drug stores	65,846	2,320
Entertainment	35,402	35,400
Health and fitness	87,426	58,647
Home furnishings	55,728	57,588
Home Improvement	17,846	18,156
Motor vehicle dealerships	71,035	40,786
Office supplies	22,852	22,305
Pet supplies and services	17,152	16,795
Restaurants	163,811	116,534
Sporting goods	57,913	59,535
Theaters	250,214	51,837
Video rental	33,163	34,277
11 other non-reportable segments	158,464	129,164

Total segment net real estate	1,802,046	1,406,710
Other intangible assets – Drug stores	8,489	—
Other intangible assets – Theaters	1,419	—
Other corporate assets	109,034	35,605

Total assets	$1,920,988	$1,442,315

17.       Commitments and Contingencies

In the ordinary course of our business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial statements taken as a whole.

At December 31, 2005, we have committed to pay estimated unfunded development costs of $42.2 million on properties under development.  We also have contingent payments for tenant improvements and leasing costs of $456,000.

In 2004, we recorded impairment of $716,000 on one property to reduce its carrying value to zero.  This property is classified as held for sale.  This impairment was the result of a title insurance company failing to timely record a deed on this property.  It is likely that through our tenant’s bankruptcy proceedings, our title to this property will be divested.  We believe that we have a strong claim against the title insurance company and others for the loss of the current fair market value of the property, rent which we may be required to repay to the tenant, and direct and incidental costs incurred.  Our claim against the title insurance company and others is estimated to be between $750,000 and $1.3 million, which is not reflected in our consolidated financial statements as this represents a contingent gain.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED QUARTERLY FINANCIAL DATA

(dollars in thousands, except per share data)

(not covered by Report of Independent Registered Public Accounting Firm)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year (2)
2005 (1)
Total revenue	$46,579	$47,367	$49,080	$53,650	$196,676
Interest expense	9,058	9,793	10,228	11,869	40,949
Depreciation and amortization expense	10,760	11,194	11,266	13,218	46,438
Other expenses	5,117	4,900	5,386	4,670	20,072
Income from continuing operations	21,644	21,480	22,200	23,893	89,217
Income from discontinued operations	1,859	3,186	922	3,935	9,902
Net income	23,503	24,666	23,122	27,828	99,119
Net income available to common stockholders	21,152	22,315	20,771	25,477	89,716
Basic and diluted net income per common share	0.27	0.28	0.26	0.31	1.12
Dividends paid per common share	0.330000	0.331875	0.337500	0.346875	1.346250

2004 (1)
Total revenue	$41,232	$43,646	$43,563	$45,306	$173,747
Interest expense	8,476	8,505	8,553	8,599	34,132
Depreciation and amortization expense	9,504	9,968	10,120	10,283	39,874
Other expenses	4,003	4,190	4,118	4,573	16,887
Income from continuing operations	19,249	20,983	20,772	21,851	82,854
Income from discontinued operations	5,602	5,805	4,431	4,705	20,543
Net income	24,851	26,788	25,203	26,556	103,397
Net income available to common stockholders	22,423	21,446	21,988	24,312	90,168
Basic and diluted net income per common share	0.29	0.27	0.28	0.31	1.15
Dividends paid per common share	0.300000	0.301875	0.311250	0.328125	1.241250

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

As of and for the year ended December 31, 2005, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.
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

Submitted on February 21, 2006 by,

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

Item 9B:          Other Information

This item is not applicable.

PART III

Item 10:          Directors and Executive Officers of the Registrant

The information set forth under the captions “Director Nominees” and “Officers of the Company” and “Compliance with Federal Securities Laws” will be included in the definitive proxy statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.  The Annual Meeting of Stockholders is presently scheduled to be held on May 16, 2006.

Item 11:          Executive Compensation

The information set forth under the caption “Executive Compensation” will be included in the definitive proxy statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

Item 12:          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” will be included in the definitive proxy statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

Item 13:          Certain Relationships and Related Transactions

The information set forth under the caption “Certain Transactions” will be included in the definitive proxy statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

PART IV

Item 14:          Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees and Services” will be included in the definitive proxy statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

Item 15:          Exhibits and Financial Statement Schedules

A.        The following documents are filed as part of this report.

1.	Financial Statements (see Item 8)

	a.	Reports of Independent Registered Public Accounting Firm

	b.	Consolidated Balance Sheets, December 31, 2005 and 2004

	c.	Consolidated Statements of Income, Years ended December 31, 2005, 2004 and 2003

	d.	Consolidated Statements of Stockholders’ Equity, Years ended December 31, 2005, 2004 and 2003

	e.	Consolidated Statements of Cash Flows, Years ended December 31, 2005, 2004 and 2003

	f.	Notes to Consolidated Financial Statements

	g.	Consolidated Quarterly Financial Data, (unaudited) for 2005 and 2004

2.                             Financial Statement Schedule.  Reference is made to page F-1 of this report for Schedule III Real Estate and Accumulated Depreciation (electronically filed with the Securities and Exchange Commission, but not included herein).

Schedules not Filed:  All schedules, other than those indicated in the Table of Contents, have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

3.          Exhibits

Articles of Incorporation and By-Laws

3.1

Articles of Incorporation of the Company, as amended by amendment No. 1 dated May 10, 2005 and amendment No. 2 dated May 10, 2005 (filed as exhibit 3.1 to Realty Income’s Form 10-Q dated June 30, 2005, and incorporated herein by reference).

3.2

Bylaws of the Company, as amended by amendment No. 1 dated March 20, 2000 and amendment No. 2 dated June 15, 2005 (filed as exhibit 3.2 to Realty Income’s Form 10-Q dated June 30, 2005, and incorporated herein by reference).

3.3	Articles of Incorporation of the Company (filed as Appendix B to the Company’s Proxy Statement dated March 28, 1997 (“1997 Proxy Statement”) and incorporated herein by reference).

3.4	Bylaws of the Company (filed as Appendix C to the Company’s 1997 Proxy Statement and incorporated herein by reference).

3.5

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

3.8	Amendment to the Bylaws of the Company (filed as exhibit 3.6 to the Company’s Form 10 Q for the period ended June 30, 2003 and incorporated herein by reference).

3.9

Articles Supplementary to the Articles of Incorporation of Realty Income Corporation classifying and designating the Class D Preferred Stock (filed as exhibit 3.8 to the Company’s Form 8-A filed on May 25, 2004 and incorporated herein by reference).

3.10

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

10.3	1994 Stock Option and Incentive Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (registration number 33-95708) and incorporated herein by reference).

10.4	First Amendment to the 1994 Stock Option and Incentive Plan, dated June 12, 1997 (filed as Exhibit 10.9 to the Company’s Form 8-B and incorporated herein by reference).

10.5	Second Amendment to the 1994 Stock Option and Incentive Plan, dated December 16, 1997, (filed as Exhibit 10.9 to the Company’s Form 10-K dated December 31, 1997 and incorporated herein by reference).

10.6	Management Incentive Plan, (filed as Exhibit 10.10 to the Company’s Form 10-K dated December 31, 1997 and incorporated herein by reference).

10.7	Form of Nonqualified Stock Option Agreement for Independent Directors, (filed as Exhibit 10.11 to the Company’s Form 10-K dated December 31, 1997 and incorporated herein by reference).

10.8	Form of Employment Agreement between the Company and its Executive Officers (incorporated by reference to the Company’s Form 8-B12B dated July 29, 1997 and incorporated herein by reference).

10.9	Form of Restricted Stock Agreement between the Company and Executive Officers (filed as exhibit 10.11 to the Company’s Form 8-K dated January 1, 2005 and incorporated herein by reference).

*10.10	2003 Stock Incentive Award Plan of Realty Income Corporation, as amended and restated February 21, 2006.

Statement of Ratios

*12.1	Statement re computation of ratios.

Subsidiaries and Consent

*21.1	Subsidiaries of the Company as of January 1, 2006.

*23.1	Consent of Independent Registered Public Accounting Firm.

Certifications

*31.1	Section 302 Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

*31.2	Section 302 Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

*32	Section 906 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:	/s/THOMAS A. LEWIS	Date: February 21, 2006
Thomas A. Lewis
Vice Chairman of the Board of Directors,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/WILLIAM E. CLARK	Date: February 21, 2006
William E. Clark
Chairman of the Board of Directors

By:	/s/THOMAS A. LEWIS	Date: February 21, 2006
Thomas A. Lewis
Vice Chairman of the Board of Directors,
Chief Executive Officer
(Principal Executive Officer)

By:	/s/KATHLEEN R. ALLEN, Ph.D.	Date: February 21, 2006
Kathleen R. Allen, Ph.D.
Director

By:	/s/DONALD R. CAMERON	Date: February 21, 2006
Donald R. Cameron
Director

By:	/s/ROGER P. KUPPINGER	Date: February 21, 2006
Roger P. Kuppinger
Director

By:	/s/MICHAEL D. MCKEE	Date: February 21, 2006
Michael D. McKee
Director

By:	/s/RONALD L. MERRIMAN	Date: February 21, 2006
Ronald L. Merriman
Director

By:	/s/WILLARD H. SMITH JR	Date: February 21, 2006
Willard H. Smith Jr
Director

By:	/s/PAUL M. MEURER	Date: February 21, 2006
Paul M. Meurer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/GREGORY J. FAHEY	Date: February 21, 2006
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Apparel Stores
Mesa	AZ	619,035	867,013	None	43,447	619,035	910,460	1,529,495	255,629		02/11/99	300
Danbury	CT	1,083,296	6,217,688	40,544	6	1,083,296	6,258,238	7,341,534	2,075,986		09/30/97	300
Manchester	CT	771,660	3,653,539	1,661	None	771,660	3,655,200	4,426,860	1,138,523		03/26/98	300
Manchester	CT	1,250,464	5,917,037	3,555	None	1,250,464	5,920,592	7,171,056	1,843,949		03/26/98	300
Staten Island	NY	4,202,093	3,385,021	None	898	4,202,093	3,385,919	7,588,012	1,055,223		03/26/98	300

Automotive Collision Services
Highlands Ranch	CO	583,289	2,139,057	None	None	583,289	2,139,057	2,722,346	145,458	03/25/04	08/11/03	300
Littleton	CO	601,388	1,903,163	None	None	601,388	1,903,163	2,504,551	292	In Progress	11/12/04	300
Parker	CO	678,768	2,100,854	None	None	678,768	2,100,854	2,779,622	149,607	02/20/04	07/03/03	300
Thornton	CO	693,323	1,896,616	None	None	693,323	1,896,616	2,589,939	77,052	10/05/04	10/15/03	300
Cumming	GA	661,624	1,822,363	None	None	661,624	1,822,363	2,483,987	162,306	09/18/03	12/31/02	300
Douglasville	GA	679,868	1,935,515	None	None	679,868	1,935,515	2,615,383	178,128	08/11/03	12/30/02	300
Morrow	GA	725,948	1,846,315	None	None	725,948	1,846,315	2,572,263	175,335	07/07/03	08/30/02	300
Peachtree City	GA	1,190,380	689,284	None	None	1,190,380	689,284	1,879,664	82,408	12/16/02	09/19/02	300
Ham Lake	MN	192,610	1,930,958	None	None	192,610	1,930,958	2,123,568	80,669	07/01/04	10/31/03	300
Wilmington	NC	378,813	1,150,679	None	None	378,813	1,150,679	1,529,492	20,143	07/15/05	12/21/04	300
Bartlett	TN	648,526	1,960,733	None	None	648,526	1,960,733	2,609,259	81,919	08/03/04	10/27/03	300

Automotive Parts
Millbrook	AL	108,000	518,741	None	65	108,000	518,806	626,806	144,266	12/10/98	01/21/99	300
Montgomery	AL	254,465	502,350	None	None	254,465	502,350	756,815	151,540		06/30/98	300
Blytheville	AR	137,913	509,447	6,000	None	137,913	515,447	653,360	158,782		06/30/98	300
Osceola	AR	88,759	520,047	None	None	88,759	520,047	608,806	156,879		06/30/98	300
Wynne	AR	70,000	547,576	26,595	None	70,000	574,171	644,171	165,761	11/10/98	02/24/99	300
Phoenix	AZ	231,000	513,057	None	88	231,000	513,145	744,145	360,954		11/09/87	300
Phoenix	AZ	71,750	159,359	None	88	71,750	159,447	231,197	112,129		11/19/87	300
Phoenix	AZ	222,950	495,178	None	88	222,950	495,266	718,216	312,796		11/02/89	300
Tucson	AZ	194,250	431,434	None	176	194,250	431,610	625,860	304,972		10/30/87	300
Grass Valley	CA	325,000	384,955	None	None	325,000	384,955	709,955	262,418		05/20/88	300
Jackson	CA	300,000	390,849	None	None	300,000	390,849	690,849	264,477		05/17/88	300
Sacramento	CA	210,000	466,419	None	None	210,000	466,419	676,419	328,123		11/25/87	300
Turlock	CA	222,250	493,627	None	None	222,250	493,627	715,877	345,664		12/30/87	300
Canon City	CO	66,500	147,699	None	None	66,500	147,699	214,199	103,906		11/12/87	300
Denver	CO	141,400	314,056	None	None	141,400	314,056	455,456	220,936		11/18/87	300
Denver	CO	315,000	699,623	None	None	315,000	699,623	1,014,623	478,631		05/16/88	300
Denver	CO	283,500	629,666	None	None	283,500	629,666	913,166	430,771		05/27/88	300
Littleton	CO	252,925	561,758	None	None	252,925	561,758	814,683	389,740		02/12/88	300
Smyrna	DE	232,273	472,855	None	None	232,273	472,855	705,128	139,493		08/07/98	300
Council Bluffs	IA	194,355	431,668	None	6	194,355	431,674	626,029	295,320		05/19/88	300
Boise	ID	158,400	351,812	None	131	158,400	351,943	510,343	240,725		05/06/88	300
Boise	ID	190,080	422,172	None	131	190,080	422,303	612,383	288,859		05/06/88	300
Coeur D’Alene	ID	165,900	368,468	None	None	165,900	368,468	534,368	261,610		09/21/87	300
Lewiston	ID	138,950	308,612	None	None	138,950	308,612	447,562	219,112		09/16/87	300
Moscow	ID	117,250	260,417	None	None	117,250	260,417	377,667	184,894		09/14/87	300
Nampa	ID	183,743	408,101	None	250	183,743	408,351	592,094	279,305		05/06/88	300

F1

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Twin Falls	ID	190,080	422,172	None	131	190,080	422,303	612,383	288,859		05/06/88	300
Peoria	IL	193,868	387,737	None	230	193,868	387,967	581,835	141,635		11/26/96	300
Brazil	IN	183,952	453,831	None	None	183,952	453,831	637,783	123,285		03/31/99	300
Princeton	IN	134,209	560,113	None	None	134,209	560,113	694,322	152,158		03/31/99	300
Vincennes	IN	185,312	489,779	None	None	185,312	489,779	675,091	133,051		03/31/99	300
Kansas City	KS	185,955	413,014	None	None	185,955	413,014	598,969	282,555		05/13/88	300
Kansas City	KS	222,000	455,881	None	None	222,000	455,881	677,881	311,836		05/16/88	300
Alma	MI	155,000	600,282	None	None	155,000	600,282	755,282	159,014	04/29/99	02/10/99	300
Lansing	MI	265,000	574,931	23,134	None	265,000	598,065	863,065	159,874	04/30/99	12/03/98	300
Sturgis	MI	109,558	550,274	None	None	109,558	550,274	659,832	154,971		12/30/98	300
Independence	MO	210,643	467,844	None	93	210,643	467,937	678,580	299,278		07/31/89	300
Kansas City	MO	210,070	466,571	None	93	210,070	466,664	676,734	319,223		05/13/88	300
Kansas City	MO	168,350	373,910	None	93	168,350	374,003	542,353	255,830		05/26/88	300
Batesville	MS	190,124	485,670	None	None	190,124	485,670	675,794	144,892		07/27/98	300
Horn Lake	MS	142,702	514,779	None	None	142,702	514,779	657,481	155,290		06/30/98	300
Jackson	MS	248,483	572,522	None	None	248,483	572,522	821,005	140,279		11/16/99	300
Richland	MS	243,565	558,645	None	None	243,565	558,645	802,210	135,021		12/21/99	300
Missoula	MT	163,100	362,249	None	None	163,100	362,249	525,349	256,016		10/30/87	300
Kearney	NE	173,950	344,393	None	None	173,950	344,393	518,343	209,521		05/01/90	300
Omaha	NE	196,000	435,321	None	None	196,000	435,321	631,321	297,815		05/26/88	300
Omaha	NE	199,100	412,042	None	6	199,100	412,048	611,148	280,976		05/27/88	300
Albuquerque	NM	80,500	178,794	None	None	80,500	178,794	259,294	126,361		10/29/87	300
Rio Rancho	NM	211,577	469,923	None	None	211,577	469,923	681,500	326,026		02/26/88	300
Santa Fe	NM	70,000	155,473	None	32	70,000	155,505	225,505	109,880		10/29/87	300
Las Vegas	NV	161,000	357,585	260,000	None	161,000	617,585	778,585	278,720		10/29/87	300
Reno	NV	456,000	562,344	None	None	456,000	562,344	1,018,344	384,655		05/26/88	300
Canton	OH	396,560	597,553	None	None	396,560	597,553	994,113	176,279		08/14/98	300
Hamilton	OH	183,000	515,727	None	None	183,000	515,727	698,727	138,506	04/07/99	12/03/98	300
Hubbard	OH	147,043	481,217	None	None	147,043	481,217	628,260	145,166		06/30/98	300
Albany	OR	152,250	338,153	None	3	152,250	338,156	490,406	241,190		08/24/87	300
Beaverton	OR	210,000	466,419	None	3	210,000	466,422	676,422	332,676		08/26/87	300
Oak Grove	OR	180,250	400,336	None	3	180,250	400,339	580,589	285,542		08/06/87	300
Portland	OR	190,750	423,664	None	3	190,750	423,667	614,417	302,181		08/12/87	300
Portland	OR	147,000	326,493	None	3	147,000	326,496	473,496	232,874		08/26/87	300
Portland	OR	210,000	466,412	None	3	210,000	466,415	676,415	331,151		09/01/87	300
Salem	OR	136,500	303,170	None	3	136,500	303,173	439,673	216,238		08/20/87	300
Butler	PA	339,929	633,078	5,684	None	339,929	638,762	978,691	192,064		08/07/98	300
Dover	PA	265,112	593,341	None	None	265,112	593,341	858,453	178,990		06/30/98	300
Enola	PA	220,228	546,026	None	None	220,228	546,026	766,254	155,624		11/10/98	300
Hanover	PA	132,500	719,511	None	None	132,500	719,511	852,011	183,635	07/26/99	05/13/99	300
Harrisburg	PA	327,781	608,291	None	None	327,781	608,291	936,072	183,500		06/30/98	300
Harrisburg	PA	283,417	352,473	None	None	283,417	352,473	635,890	102,809		09/30/98	300
Lancaster	PA	199,899	774,838	10,913	None	199,899	785,751	985,650	231,549		08/14/98	300
New Castle	PA	180,009	525,774	3,860	None	180,009	529,634	709,643	162,210		06/30/98	300
Reading	PA	379,000	658,722	10,100	None	379,000	668,822	1,047,822	173,858	06/09/99	12/04/98	300
Columbia	TN	273,120	431,716	None	None	273,120	431,716	704,836	112,964		06/30/99	300
Memphis	TN	197,708	507,647	None	None	197,708	507,647	705,355	148,067		09/30/98	300

F2

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Amarillo	TX	140,000	419,734	None	None	140,000	419,734	559,734	281,622		09/12/88	300
El Paso	TX	66,150	146,922	None	None	66,150	146,922	213,072	103,836		10/27/87	300
El Paso	TX	56,350	125,156	None	None	56,350	125,156	181,506	88,453		10/27/87	300
Lubbock	TX	42,000	93,284	None	98	42,000	93,382	135,382	65,963		10/26/87	300
Lubbock	TX	49,000	108,831	None	None	49,000	108,831	157,831	76,916		10/29/87	300
Midland	TX	45,500	101,058	None	4	45,500	101,062	146,562	71,423		10/27/87	300
Odessa	TX	50,750	112,718	None	250	50,750	112,968	163,718	79,812		10/26/87	300
Provo	UT	125,395	278,507	None	143	125,395	278,650	404,045	172,992		01/25/90	300
Bellevue	WA	185,500	411,997	None	108	185,500	412,105	597,605	293,922		08/06/87	300
Bellingham	WA	168,000	373,133	None	None	168,000	373,133	541,133	266,137		08/20/87	300
Bothell	WA	199,500	443,098	None	108	199,500	443,206	642,706	316,105		08/20/87	300
Hazel Dell	WA	168,000	373,135	None	None	168,000	373,135	541,135	253,216		05/23/88	300
Kennewick	WA	161,350	358,365	None	131	161,350	358,496	519,846	255,645		08/26/87	300
Kent	WA	199,500	443,091	None	None	199,500	443,091	642,591	316,035		08/06/87	300
Lacey	WA	171,150	380,125	None	None	171,150	380,125	551,275	271,124		08/13/87	300
Marysville	WA	168,000	373,135	None	None	168,000	373,135	541,135	266,139		08/20/87	300
Moses Lake	WA	138,600	307,831	None	None	138,600	307,831	446,431	219,561		08/12/87	300
Pasco	WA	161,700	359,142	None	131	161,700	359,273	520,973	256,199		08/18/87	300
Puyallup	WA	173,250	384,795	None	108	173,250	384,903	558,153	273,267		09/15/87	300
Redmond	WA	196,000	435,317	None	108	196,000	435,425	631,425	309,137		09/17/87	300
Renton	WA	185,500	412,003	None	108	185,500	412,111	597,611	292,583		09/15/87	300
Richland	WA	161,700	359,142	None	131	161,700	359,273	520,973	256,199		08/13/87	300
Seattle	WA	162,400	360,697	None	108	162,400	360,805	523,205	257,333		08/20/87	300
Silverdale	WA	183,808	419,777	None	None	183,808	419,777	603,585	298,038		09/16/87	300
Spokane	WA	66,150	146,921	None	None	66,150	146,921	213,071	103,358		11/18/87	300
Tacoma	WA	191,800	425,996	None	108	191,800	426,104	617,904	303,907		08/18/87	300
Tacoma	WA	189,000	419,777	None	None	189,000	419,777	608,777	299,406		08/25/87	300
Tacoma	WA	196,000	435,324	None	None	196,000	435,324	631,324	307,661		10/15/87	300
Vancouver	WA	180,250	400,343	None	None	180,250	400,343	580,593	285,545		08/20/87	300
Walla Walla	WA	170,100	377,793	None	None	170,100	377,793	547,893	269,461		08/06/87	300
Wenatchee	WA	148,400	329,602	None	None	148,400	329,602	478,002	235,090		08/25/87	300

Automotive Service
Flagstaff	AZ	144,821	417,485	None	None	144,821	417,485	562,306	122,743	04/11/02	08/29/97	300
Mesa	AZ	210,620	475,072	None	None	210,620	475,072	685,692	68,881		05/14/02	300
Phoenix	AZ	189,341	546,984	None	None	189,341	546,984	736,325	79,313		05/14/02	300
Phoenix	AZ	384,608	279,824	None	None	384,608	279,824	664,432	40,573		05/14/02	300
Sierra Vista	AZ	175,114	345,508	None	None	175,114	345,508	520,622	50,097		05/14/02	300
Tucson	AZ	226,596	437,972	None	None	226,596	437,972	664,568	63,504		05/14/02	300
Bakersfield	CA	65,165	206,927	None	None	65,165	206,927	272,092	30,003		05/14/02	300
Chula Vista	CA	313,293	409,654	None	16	313,293	409,670	722,963	157,726	05/01/96	01/19/96	300
Culver City	CA	580,446	158,876	None	None	580,446	158,876	739,322	23,035		05/14/02	300
Dublin	CA	415,620	1,153,928	None	None	415,620	1,153,928	1,569,548	167,317		05/14/02	300
Folsom	CA	471,813	325,610	None	None	471,813	325,610	797,423	47,211		05/14/02	300
Indio	CA	264,956	265,509	None	None	264,956	265,509	530,465	38,497		05/14/02	300
Oxnard	CA	186,980	198,236	None	None	186,980	198,236	385,216	28,742		05/14/02	300
Santa Cruz	CA	374,612	801,826	None	None	374,612	801,826	1,176,438	116,263		05/14/02	300

F3

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Simi Valley	CA	213,920	161,012	None	None	213,920	161,012	374,932	23,345		05/14/02	300
Vacaville	CA	358,067	284,931	None	None	358,067	284,931	642,998	41,313		05/14/02	300
Broomfield	CO	154,930	503,626	None	450	154,930	504,076	659,006	189,130	08/22/96	03/15/96	300
Denver	CO	79,717	369,587	None	41	79,717	369,628	449,345	312,396		10/08/85	300
Thornton	CO	276,084	415,464	None	205	276,084	415,669	691,753	148,840	12/31/96	10/31/96	300
Hartford	CT	248,540	482,460	None	None	248,540	482,460	731,000	179,314		09/30/96	300
Southington	CT	225,882	672,910	None	None	225,882	672,910	898,792	229,800		06/06/97	300
Vernon	CT	81,529	300,518	None	None	81,529	300,518	382,047	42,573		06/27/02	300
Carol City	FL	163,239	262,726	None	None	163,239	262,726	425,965	37,220		06/27/02	300
Jacksonville	FL	76,585	355,066	None	124	76,585	355,190	431,775	297,398		12/23/85	300
Lauderdale Lakes	FL	65,987	305,931	None	None	65,987	305,931	371,918	254,192		02/19/86	300
Orange City	FL	99,613	139,008	None	None	99,613	139,008	238,621	20,154		05/14/02	300
Seminole	FL	68,000	315,266	None	124	68,000	315,390	383,390	264,043		12/23/85	300
Sunrise	FL	80,253	372,070	None	None	80,253	372,070	452,323	309,661		02/14/86	300
Tampa	FL	70,000	324,538	None	151	70,000	324,689	394,689	271,809		12/27/85	300
Tampa	FL	67,000	310,629	None	124	67,000	310,753	377,753	260,161		12/27/85	300
Tampa	FL	86,502	401,041	None	124	86,502	401,165	487,667	326,612		07/23/86	300
Atlanta	GA	55,840	258,889	None	130	55,840	259,019	314,859	217,683		11/27/85	300
Atlanta	GA	78,646	364,625	None	98	78,646	364,723	443,369	305,386		12/18/85	300
Bogart	GA	66,807	309,733	None	None	66,807	309,733	376,540	259,377		12/20/85	300
Douglasville	GA	214,771	129,519	None	None	214,771	129,519	344,290	18,778		05/14/02	300
Duluth	GA	222,275	316,925	None	151	222,275	317,076	539,351	101,415	10/24/97	06/20/97	300
Duluth	GA	290,842	110,056	None	None	290,842	110,056	400,898	15,956		05/14/02	300
Gainesville	GA	53,589	248,452	None	None	53,589	248,452	302,041	208,059		12/19/85	300
Kennesaw	GA	266,865	139,425	None	None	266,865	139,425	406,290	20,215		05/14/02	300
Marietta	GA	60,900	293,461	None	124	60,900	293,585	354,485	245,792		12/26/85	300
Marietta	GA	69,561	346,024	None	209	69,561	346,233	415,794	283,481		06/03/86	300
Norcross	GA	244,124	151,831	None	None	244,124	151,831	395,955	22,013		05/14/02	300
Riverdale	GA	58,444	270,961	None	None	58,444	270,961	329,405	226,024		01/15/86	300
Rome	GA	56,454	261,733	None	None	56,454	261,733	318,187	219,180		12/19/85	300
Snellville	GA	253,316	132124	None	None	253,316	132,124	385,440	19,156		05/14/02	300
Arlington Hts	IL	441,437	215,983	None	None	441,437	215,983	657,420	31,316		05/14/02	300
Chicago	IL	329,076	255,294	None	None	329,076	255,294	584,370	37,016		05/14/02	300
Round Lake Beach	IL	472,132	236,585	None	None	472,132	236,585	708,717	34,303		05/14/02	300
Westchester	IL	421,239	184,812	None	None	421,239	184,812	606,051	26,796		05/14/02	300
Anderson	IN	232,170	385,661	None	None	232,170	385,661	617,831	124,057		12/19/97	300
Indianapolis	IN	231,384	428,307	None	None	231,384	428,307	659,691	159,187		09/27/96	300
Michigan City	IN	392,638	297,650	None	None	392,638	297,650	690,288	43,158		05/14/02	300
Warsaw	IN	140,893	228,116	None	None	140,893	228,116	369,009	33,075		05/14/02	300
Olathe	KS	217,995	367,055	None	None	217,995	367,055	585,050	126,631	04/22/97	11/11/96	300
Louisville	KY	56,054	259,881	None	64	56,054	259,945	315,999	217,633		12/17/85	300
Newport	KY	323,511	289,017	None	None	323,511	289,017	612,528	95,802		09/17/97	300
Billerica	MA	399,043	462,240	None	None	399,043	462,240	861,283	160,915		04/02/97	300
East Falmouth	MA	191,302	340,539	None	None	191,302	340,539	531,841	49,377		05/14/02	300
East Wareham	MA	149,680	278,669	None	None	149,680	278,669	428,349	40,405		05/14/02	300
Fairhaven	MA	138,957	289,294	None	None	138,957	289,294	428,251	41,945		05/14/02	300
Gardner	MA	138,990	289,361	None	None	138,990	289,361	428,351	41,955		05/14/02	300

F4

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Hyannis	MA	180,653	458,522	None	None	180,653	458,522	639,175	64,957		06/27/02	300
Lenox	MA	287,769	535,273	None	None	287,769	535,273	823,042	145,405		03/31/99	300
Newburyport	MA	274,698	466,449	None	None	274,698	466,449	741,147	66,080		06/27/02	300
North Reading	MA	180,546	351,161	None	None	180,546	351,161	531,707	50,916		05/14/02	300
Orleans	MA	138,212	394,065	None	None	138,212	394,065	532,277	57,137		05/14/02	300
Aberdeen	MD	223,617	225,605	None	None	223,617	225,605	449,222	31,961		06/27/02	300
Capital Heights	MD	547,173	219,979	None	None	547,173	219,979	767,152	31,893		05/14/02	300
Clinton	MD	70,880	328,620	None	459	70,880	329,079	399,959	276,787		11/15/85	300
Lexington Park	MD	111,396	335,288	None	None	111,396	335,288	446,684	48,613		05/14/02	300
Kalamazoo	MI	391,745	296,975	None	None	391,745	296,975	688,720	43,060		05/14/02	300
Portage	MI	402,409	286,441	None	None	402,409	286,441	688,850	41,532		05/14/02	300
Southfield	MI	275,952	350,765	None	None	275,952	350,765	626,717	50,859		05/14/02	300
Troy	MI	214,893	199,299	None	None	214,893	199,299	414,192	28,897		05/14/02	300
Minneapolis	MN	58,000	268,903	None	182	58,000	269,085	327,085	225,295		12/18/85	300
St. Cloud	MN	203,338	258,626	None	None	203,338	258,626	461,964	36,639		06/27/02	300
Independence	MO	297,641	233,152	None	None	297,641	233,152	530,793	84,323		12/20/96	300
Asheville	NC	441,746	242,565	None	None	441,746	242,565	684,311	35,170		05/14/02	300
Charlotte	NC	508,100	457,295	None	None	508,100	457,295	965,395	48,016		05/27/03	300
Concord	NC	237,688	357,976	None	5,668	237,688	363,644	601,332	109,001		11/05/97	300
Durham	NC	55,074	255,336	None	121	55,074	255,457	310,531	215,028		11/13/85	300
Durham	NC	354,676	361,203	3,400	351	354,676	364,954	719,630	120,384	08/29/97	03/31/97	300
Fayetteville	NC	224,326	257,733	None	None	224,326	257,733	482,059	82,887		12/03/97	300
Greensboro	NC	286,068	244,606	None	None	286,068	244,606	530,674	35,460		05/14/02	300
Matthews	NC	295,580	338,472	10,000	16,251	295,580	364,723	660,303	107,777	08/28/98	02/27/98	300
Pineville	NC	254,460	355,630	None	151	254,460	355,781	610,241	118,000	08/28/97	04/16/97	300
Raleigh	NC	89,145	413,301	None	94	89,145	413,395	502,540	348,819		10/28/85	300
Raleigh	NC	218,294	319,334	3,905	1,156	218,294	324,395	542,689	104,099	08/01/02	06/20/97	300
Raleigh	NC	398,694	263,621	None	None	398,694	263,621	662,315	86,520		10/01/97	300
Salisbury	NC	235,614	150,592	None	None	235,614	150,592	386,206	21,834		05/14/02	300
Lincoln	NE	337,138	316,958	None	None	337,138	316,958	654,096	45,956		05/14/02	300
Edison	NJ	448,936	238,773	None	None	448,936	238,773	687,709	34,618		05/14/02	300
Glassboro	NJ	182,013	312,480	None	None	182,013	312,480	494,493	44,268		06/27/02	300
Hamilton Square	NJ	422,477	291,555	None	None	422,477	291,555	714,032	42,272		05/14/02	300
Hamilton Township	NJ	265,238	298,167	None	None	265,238	298,167	563,405	43,231		05/14/02	300
Randolph	NJ	452,629	390,163	None	None	452,629	390,163	842,792	56,571		05/14/02	300
Westfield	NJ	705,337	288,720	None	None	705,337	288,720	994,057	41,860		05/14/02	300
Woodbury	NJ	212,788	320,283	None	None	212,788	320,283	533,071	46,437		05/14/02	300
Las Vegas	NV	326,879	359,101	None	None	326,879	359,101	685,980	52,068		05/14/02	300
Las Vegas	NV	316,441	369,768	None	None	316,441	369,768	686,209	53,614		05/14/02	300
Las Vegas	NV	252,169	562,715	None	None	252,169	562,715	814,884	81,592		05/14/02	300
Sparks	NV	326,813	306,311	None	None	326,813	306,311	633,124	44,413		05/14/02	300
Albion	NY	170,589	317,424	None	None	170,589	317,424	488,013	86,225		03/31/99	300
Dansville	NY	181,664	337,991	None	None	181,664	337,991	519,655	91,813		03/31/99	300
East Amherst	NY	260,708	484,788	None	None	260,708	484,788	745,496	131,693		03/31/99	300
East Syracuse	NY	250,609	466,264	None	None	250,609	466,264	716,873	126,657		03/31/99	300
Johnson City	NY	242,863	451,877	None	None	242,863	451,877	694,740	122,749		03/31/99	300
Wellsville	NY	161,331	300,231	None	None	161,331	300,231	461,562	81,554		03/31/99	300

F5

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

West Amherst	NY	268,692	499,619	None	None	268,692	499,619	768,311	135,722		03/31/99	300
Akron	OH	139,126	460,334	None	None	139,126	460,334	599,460	152,639		09/18/97	300
Beaver Creek	OH	349,091	251,127	None	None	349,091	251,127	600,218	12,974		09/17/04	300
Beavercreek	OH	205,000	492,538	None	None	205,000	492,538	697,538	173,208	02/13/97	09/09/96	300
Canal Winchester	OH	443,751	825,491	None	None	443,751	825,491	1,269,242	98,728		08/21/02	300
Centerville	OH	305,000	420,448	None	None	305,000	420,448	725,448	159,070	07/24/96	06/28/96	300
Cincinnati	OH	211,185	392,210	None	None	211,185	392,210	603,395	33,338		11/03/03	300
Cincinnati	OH	305,556	244,662	None	None	305,556	244,662	550,218	12,640		09/17/04	300
Cincinnati	OH	589,286	160,932	None	None	589,286	160,932	750,218	8,314		09/17/04	300
Cincinnati	OH	159,375	265,842	None	None	159,375	265,842	425,217	13,735		09/17/04	300
Cincinnati	OH	350,000	300,217	None	None	350,000	300,217	650,217	12,509		12/20/04	300
Cinncinati	OH	293,005	201,340	None	None	293,005	201,340	494,345	66,707		09/17/97	300
Cleveland	OH	215,111	216,517	None	None	215,111	216,517	431,628	30,673		06/27/02	300
Columbus	OH	71,098	329,627	None	195	71,098	329,822	400,920	278,692		10/02/85	300
Columbus	OH	75,761	351,247	None	168	75,761	351,415	427,176	296,500		10/24/85	300
Columbus	OH	245,036	470,468	None	None	245,036	470,468	715,504	188,972		12/22/95	300
Columbus	OH	432,110	386,553	None	None	432,110	386,553	818,663	40,587		05/27/03	300
Columbus	OH	466,696	548,133	None	None	466,696	548,133	1,014,829	57,553		05/27/03	300
Columbus	OH	337,679	272,484	None	None	337,679	272,484	610,163	14,078		09/17/04	300
Columbus	OH	190,000	260,162	None	None	190,000	260,162	450,162	13,441		09/17/04	300
Columbus	OH	371,429	278,734	None	None	371,429	278,734	650,163	14,401		09/17/04	300
Columbus	OH	214,737	85,425	None	None	214,737	85,425	300,162	4,413		09/17/04	300
Cuyahoga Falls	OH	253,750	271,400	None	None	253,750	271,400	525,150	14,022		09/17/04	300
Dayton	OH	70,000	324,538	None	271	70,000	324,809	394,809	273,950		10/31/85	300
Dublin	OH	437,887	428,046	None	None	437,887	428,046	865,933	44,944		05/27/03	300
Eastlake	OH	321,347	459,774	None	None	321,347	459,774	781,121	184,676		12/22/95	300
Fairfield	OH	323,408	235,024	None	None	323,408	235,024	558,432	77,891		09/17/97	300
Fairlawn	OH	280,000	270,150	None	None	280,000	270,150	550,150	13,957		09/17/04	300
Findlay	OH	283,515	397,004	None	None	283,515	397,004	680,519	127,707		12/24/97	300
Hamilton	OH	252,608	413,279	None	None	252,608	413,279	665,887	141,201	03/31/97	10/04/96	300
Huber Heights	OH	282,000	449,381	None	None	282,000	449,381	731,381	161,027	12/03/96	07/18/96	300
Lima	OH	241,132	114,085	None	None	241,132	114,085	355,217	5,894		09/17/04	300
Marion	OH	100,000	275,162	None	None	100,000	275,162	375,162	11,465		12/20/04	300
Mason	OH	310,990	405,373	None	None	310,990	405,373	716,363	42,563		05/27/03	300
Miamisburg	OH	63,996	296,701	None	None	63,996	296,701	360,697	250,783		10/08/85	300
Middleburg Hghts	OH	317,308	307,842	None	None	317,308	307,842	625,150	15,905		09/17/04	300
Milford	OH	353,324	269,997	None	None	353,324	269,997	623,321	89,508		09/18/97	300
Mt. Vernon	OH	216,115	375,357	None	None	216,115	375,357	591,472	120,740		12/30/97	300
Northwood	OH	65,978	263,912	None	528	65,978	264,440	330,418	264,052		09/12/86	180
Norwalk	OH	200,205	366,000	None	None	200,205	366,000	566,205	117,729		12/19/97	300
Parma	OH	268,966	381,184	None	None	268,966	381,184	650,150	19,694		09/17/04	300
Reynoldsburg	OH	267,750	497,371	None	None	267,750	497,371	765,121	25,698		09/15/04	300
Reynoldsburg	OH	374,000	176,162	None	None	374,000	176,162	550,162	9,101		09/17/04	300
S. Euclid	OH	337,593	451,944	None	None	337,593	451,944	789,537	47,454		05/27/03	300
Sandusky	OH	264,708	404,011	None	None	264,708	404,011	668,719	129,961		12/19/97	300
Solon	OH	794,305	222,797	None	None	794,305	222,797	1,017,102	23,394		05/27/03	300
Springboro	OH	191,911	522,902	None	None	191,911	522,902	714,813	183,728		03/07/97	300

F6

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Springfield	OH	320,000	280,217	None	None	320,000	280,217	600,217	14,478		09/17/04	300
Springfield	OH	189,091	136,127	None	None	189,091	136,127	325,218	7,033		09/17/04	300
Stow	OH	310,000	415,150	None	None	310,000	415,150	725,150	21,449		09/17/04	300
Toledo	OH	91,655	366,621	None	528	91,655	367,149	458,804	366,761		09/12/86	180
Toledo	OH	73,408	293,632	None	528	73,408	294,160	367,568	293,772		09/12/86	180
Toledo	OH	120,000	230,217	None	None	120,000	230,217	350,217	11,894		09/17/04	300
Toledo	OH	250,000	175,217	None	None	250,000	175,217	425,217	9,053		09/17/04	300
Toledo	OH	320,000	280,217	None	None	320,000	280,217	600,217	14,478		09/17/04	300
Toledo	OH	250,000	530,217	None	None	250,000	530,217	780,217	27,394		09/17/04	300
West Chester	OH	446,449	768,644	None	None	446,449	768,644	1,215,093	74,688	06/27/03	03/11/03	300
Zanesville	OH	125,000	300,162	None	None	125,000	300,162	425,162	15,508		09/17/04	300
Midwest City	OK	106,312	333,551	None	None	106,312	333,551	439,863	98,479	08/06/98	08/08/97	300
The Village	OK	143,655	295,422	None	None	143,655	295,422	439,077	91,104	03/06/98	07/29/97	300
Portland	OR	251,499	345,952	None	None	251,499	345,952	597,451	44,973		09/26/02	300
Salem	OR	337,711	253,855	None	None	337,711	253,855	591,566	36,807		05/14/02	300
Bethel Park	PA	299,595	331,264	None	None	299,595	331,264	630,859	106,564		12/19/97	300
Bethlehem	PA	275,328	389,067	None	None	275,328	389,067	664,395	125,156		12/19/97	300
Bethlehem	PA	229,162	310,526	None	None	229,162	310,526	539,688	99,882		12/24/97	300
Bridgeville	PA	275,000	375,150	None	None	275,000	375,150	650,150	19,382		09/17/04	300
Coraopolis	PA	225,000	375,150	None	None	225,000	375,150	600,150	19,382		09/17/04	300
Harrisburg	PA	131,529	220,317	None	None	131,529	220,317	351,846	31,942		05/14/02	300
Monroeville	PA	275,000	250,150	None	None	275,000	250,150	525,150	12,924		09/17/04	300
Philadelphia	PA	858,500	877,744	None	None	858,500	877,744	1,736,244	446,916	05/19/95	12/05/94	300
Pittsburgh	PA	378,715	685,374	None	None	378,715	685,374	1,064,089	87,168	08/22/02	01/17/02	300
Pittsburgh	PA	219,938	408,466	None	None	219,938	408,466	628,404	34,720		11/03/03	300
Pittsburgh	PA	175,000	300,150	None	None	175,000	300,150	475,150	15,507		09/17/04	300
Pittsburgh	PA	243,750	406,400	None	None	243,750	406,400	650,150	20,997		09/17/04	300
Pittsburgh	PA	208,333	416,817	None	None	208,333	416,817	625,150	21,535		09/17/04	300
Pittsburgh	PA	121,429	303,721	None	None	121,429	303,721	425,150	15,692		09/17/04	300
Warminster	PA	323,847	216,999	None	None	323,847	216,999	540,846	31,461		05/14/02	300
Wexford	PA	284,375	240,775	None	None	284,375	240,775	525,150	12,440		09/17/04	300
York	PA	249,436	347,424	None	None	249,436	347,424	596,860	111,756		12/30/97	300
Charleston	SC	217,250	294,079	None	151	217,250	294,230	511,480	98,558	07/14/97	03/13/97	300
Columbia	SC	267,622	298,594	None	6,822	267,622	305,416	573,038	93,178	03/31/98	11/05/97	300
Greenville	SC	221,946	315,163	None	8,684	221,946	323,847	545,793	105,181	09/05/97	03/31/97	300
Lexington	SC	241,534	342,182	None	544	241,534	342,726	584,260	92,168		09/24/98	300
North Charleston	SC	174,980	341,466	None	15,319	174,980	356,785	531,765	108,430	08/06/98	03/12/98	300
Brentwood	TN	305,546	505,728	None	None	305,546	505,728	811,274	160,982	03/13/98	05/28/97	300
Hendersonville	TN	175,764	327,096	None	None	175,764	327,096	502,860	38,706		01/21/03	300
Hermitage	TN	204,296	172,695	None	None	204,296	172,695	376,991	25,039		05/14/02	300
Madison	TN	175,769	327,068	None	None	175,769	327,068	502,837	38,703		01/21/03	300
Memphis	TN	108,094	217,079	None	None	108,094	217,079	325,173	31,474		05/14/02	300
Memphis	TN	214,110	193,591	None	None	214,110	193,591	407,701	28,068		05/14/02	300
Memphis	TN	215,017	216,794	None	None	215,017	216,794	431,811	30,713		06/27/02	300
Murfreesboro	TN	150,411	215,528	None	None	150,411	215,528	365,939	31,249		05/14/02	300
Nashville	TN	342,960	227,440	None	None	342,960	227,440	570,400	75,384		09/17/97	300
Carrollton	TX	174,284	98,623	None	None	174,284	98,623	272,907	14,298		05/14/02	300

F7

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Carrolton	TX	177,041	199,088	None	None	177,041	199,088	376,129	28,866		05/14/02	300
Dallas	TX	234,604	325,951	None	None	234,604	325,951	560,555	122,232	08/09/96	02/19/96	300
Fort Worth	TX	83,530	111,960	None	None	83,530	111,960	195,490	16,232		05/14/02	300
Houston	TX	285,000	369,697	None	None	285,000	369,697	654,697	121,344	08/08/97	08/08/97	300
Humble	TX	257,169	325,652	None	None	257,169	325,652	582,821	47,218		05/14/02	300
Lake Jackson	TX	197,170	256,376	None	None	197,170	256,376	453,546	37,173		05/14/02	300
Lewisville	TX	199,942	324,736	None	None	199,942	324,736	524,678	121,776	08/02/96	02/14/96	300
Lewisville	TX	130,238	207,683	None	None	130,238	207,683	337,921	29,422		06/27/02	300
San Antonio	TX	198,828	437,422	None	None	198,828	437,422	636,250	180,072		09/15/95	300
Richmond	VA	403,549	876,981	None	None	403,549	876,981	1,280,530	67,637	07/08/04	10/17/02	300
Roanoke	VA	349,628	322,545	None	None	349,628	322,545	672,173	103,757		12/19/97	300
Warrenton	VA	186,723	241,173	None	None	186,723	241,173	427,896	34,966		05/14/02	300
Bremerton	WA	261,172	373,080	None	None	261,172	373,080	634,252	135,782	03/19/97	07/24/96	300
Milwaukee	WI	173,005	499,244	None	None	173,005	499,244	672,249	200,529		12/22/95	300
Milwaukee	WI	152,509	475,480	None	None	152,509	475,480	627,989	176,719		09/27/96	300
New Berlin	WI	188,491	466,268	None	None	188,491	466,268	654,759	187,284		12/22/95	300
Racine	WI	184,002	114,167	None	None	184,002	114,167	298,169	16,553		05/14/02	300

Automotive Tire Services
Tucson	AZ	178,297	396,004	None	338	178,297	396,342	574,639	246,007		01/19/90	300
Arvada	CO	301,489	931,092	None	None	301,489	931,092	1,232,581	190,911	09/22/00	11/18/99	300
Aurora	CO	221,691	492,382	None	None	221,691	492,382	714,073	305,687		01/29/90	300
Aurora	CO	353,283	1,135,051	None	None	353,283	1,135,051	1,488,334	217,588	01/03/01	03/10/00	300
Colorado Springs	CO	280,193	622,317	None	None	280,193	622,317	902,510	386,355		01/23/90	300
Colorado Springs	CO	192,988	433,542	None	None	192,988	433,542	626,530	224,914		05/20/93	300
Denver	CO	688,292	1,331,224	None	None	688,292	1,331,224	2,019,516	159,522	01/10/03	05/30/02	300
Westminster	CO	526,620	1,099,523	None	None	526,620	1,099,523	1,626,143	210,777	01/12/01	01/18/00	300
Lakeland	FL	500,000	645,402	None	None	500,000	645,402	1,145,402	188,431	06/04/98	12/31/97	300
Tampa	FL	427,395	472,030	None	None	427,395	472,030	899,425	137,835	06/10/98	12/05/97	300
Conyers	GA	531,935	1,180,296	None	None	531,935	1,180,296	1,712,231	174,763	03/28/02	11/13/01	300
Duluth	GA	638,509	1,186,594	None	None	638,509	1,186,594	1,825,103	100,856		11/29/03	300
Aurora	IL	513,204	953,885	None	None	513,204	953,885	1,467,089	81,076		11/29/03	300
Joliet	IL	452,267	840,716	None	None	452,267	840,716	1,292,983	71,457		11/29/03	300
Niles	IL	366,969	682,306	None	None	366,969	682,306	1,049,275	57,992		11/29/03	300
Orland Park	IL	663,087	1,232,240	None	None	663,087	1,232,240	1,895,327	104,736		11/29/03	300
Vernon Hills	IL	524,948	975,668	None	None	524,948	975,668	1,500,616	82,928		11/29/03	300
Village of Lombar	IL	428,170	795,965	None	2,000	428,170	797,965	1,226,135	67,718		11/29/03	300
West Dundee	IL	530,835	986,628	None	None	530,835	986,628	1,517,463	83,859		11/29/03	300
Overland Park	KS	1,101,841	2,047,067	None	None	1,101,841	2,047,067	3,148,908	173,997		11/29/03	300
Boston	MA	576,505	1,071,520	None	None	576,505	1,071,520	1,648,025	91,074		11/29/03	300
Shrewsbury	MA	721,065	1,339,913	None	None	721,065	1,339,913	2,060,978	113,888		11/29/03	300
Waltham	MA	338,955	630,279	None	None	338,955	630,279	969,234	53,570		11/29/03	300
Weymouth	MA	752,234	1,397,799	None	None	752,234	1,397,799	2,150,033	118,809		11/29/03	300
Woburn	MA	676,968	1,258,018	None	None	676,968	1,258,018	1,934,986	106,927		11/29/03	300
Annapolis	MD	780,806	1,450,860	None	None	780,806	1,450,860	2,231,666	123,319		11/29/03	300
Bowie	MD	734,558	1,364,970	None	None	734,558	1,364,970	2,099,528	116,018		11/29/03	300
Capital Hts	MD	701,705	1,303,958	None	None	701,705	1,303,958	2,005,663	110,832		11/29/03	300

F8

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Germantown	MD	808,296	1,501,913	None	None	808,296	1,501,913	2,310,209	127,658		11/29/03	300
Waldorf	MD	427,033	793,854	None	None	427,033	793,854	1,220,887	67,473		11/29/03	300
Eagan	MN	902,443	845,536	None	300	902,443	845,836	1,748,279	249,619		02/20/98	300
Ferguson	MO	386,112	717,856	None	None	386,112	717,856	1,103,968	61,014		11/29/03	300
Grandview	MO	347,150	711,024	None	None	347,150	711,024	1,058,174	207,415	08/20/98	02/20/98	300
Independence	MO	721,020	1,339,829	None	None	721,020	1,339,829	2,060,849	113,881		11/29/03	300
Charlotte	NC	181,662	338,164	None	None	181,662	338,164	519,826	28,740		11/29/03	300
Matthews	NC	489,063	909,052	None	None	489,063	909,052	1,398,115	77,265		11/29/03	300
Omaha	NE	253,128	810,922	None	None	253,128	810,922	1,064,050	204,131	07/22/99	03/04/99	300
Manchester	NH	722,532	1,342,636	None	None	722,532	1,342,636	2,065,168	114,120		11/29/03	300
Newington	NH	690,753	1,283,624	None	None	690,753	1,283,624	1,974,377	109,104		11/29/03	300
Salem	NH	597,833	1,111,059	None	None	597,833	1,111,059	1,708,892	94,436		11/29/03	300
Deptford	NJ	619,376	1,151,062	None	None	619,376	1,151,062	1,770,438	97,836		11/29/03	300
Maple Shade	NJ	508,285	944,750	None	None	508,285	944,750	1,453,035	80,300		11/29/03	300
Akron	OH	242,133	450,467	None	None	242,133	450,467	692,600	38,286		11/29/03	300
Cambridge	OH	103,368	192,760	None	7	103,368	192,767	296,135	16,381		11/29/03	300
Canton	OH	337,161	626,948	None	None	337,161	626,948	964,109	53,286		11/29/03	300
Cleveland	OH	582,107	1,081,848	None	None	582,107	1,081,848	1,663,955	91,953		11/29/03	300
Columbus	OH	385,878	717,422	None	None	385,878	717,422	1,103,300	60,977		11/29/03	300
Oklahoma City	OK	509,370	752,691	None	None	509,370	752,691	1,262,061	197,125	04/14/99	09/24/98	300
Oklahoma City	OK	404,815	771,625	None	None	404,815	771,625	1,176,440	202,064	04/09/99	10/16/98	300
Greensburg	PA	594,891	1,105,589	None	None	594,891	1,105,589	1,700,480	93,971		11/29/03	300
Lancaster	PA	431,050	801,313	None	None	431,050	801,313	1,232,363	68,107		11/29/03	300
Mechanicsburg	PA	455,854	847,377	None	None	455,854	847,377	1,303,231	72,023		11/29/03	300
Monroeville	PA	723,660	1,344,733	None	None	723,660	1,344,733	2,068,393	114,298		11/29/03	300
Philadelphia	PA	334,939	622,821	None	None	334,939	622,821	957,760	52,936		11/29/03	300
Pittsburgh	PA	384,756	715,339	None	None	384,756	715,339	1,100,095	60,800		11/29/03	300
York	PA	389,291	723,760	None	None	389,291	723,760	1,113,051	61,515		11/29/03	300
Columbia	SC	343,785	295,001	183,130	25,941	343,785	504,072	847,857	139,818	05/27/97	02/07/97	300
Sioux Falls	SD	332,979	498,108	None	None	332,979	498,108	831,087	146,956	06/01/99	02/27/98	300
Goodlettsville	TN	601,306	1,117,504	None	None	601,306	1,117,504	1,718,810	94,984		11/29/03	300
Hermitage	TN	560,443	1,011,799	None	None	560,443	1,011,799	1,572,242	138,075	10/15/01	05/09/01	300
Arlington	TX	599,558	1,114,256	None	None	599,558	1,114,256	1,713,814	94,708		11/29/03	300
Austin	TX	185,454	411,899	None	None	185,454	411,899	597,353	254,436		02/06/90	300
Austin	TX	710,485	1,320,293	None	None	710,485	1,320,293	2,030,778	112,220		11/29/03	300
Austin	TX	590,828	1,098,073	None	None	590,828	1,098,073	1,688,901	93,331		11/29/03	300
Austin	TX	569,909	1,059,195	None	None	569,909	1,059,195	1,629,104	90,027		11/29/03	300
Austin	TX	532,497	989,715	None	None	532,497	989,715	1,522,212	84,122		11/29/03	300
Carrollton	TX	568,401	1,056,394	None	None	568,401	1,056,394	1,624,795	89,789		11/29/03	300
Conroe	TX	396,068	736,346	None	None	396,068	736,346	1,132,414	62,585		11/29/03	300
Dallas	TX	191,267	424,811	None	15,209	191,267	440,020	631,287	266,271		01/26/90	300
Fort Worth	TX	543,950	1,010,984	None	None	543,950	1,010,984	1,554,934	85,930		11/29/03	300
Garland	TX	242,887	539,461	None	None	242,887	539,461	782,348	334,915		01/19/90	300
Harlingen	TX	134,599	298,948	None	None	134,599	298,948	433,547	185,597		01/17/90	300
Houston	TX	151,018	335,417	None	141	151,018	335,558	486,576	208,287		01/25/90	300
Houston	TX	392,113	729,002	None	None	392,113	729,002	1,121,115	61,961		11/29/03	300
Houston	TX	1,030,379	1,914,353	None	None	1,030,379	1,914,353	2,944,732	162,716		11/29/03	300

F9

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Houston	TX	619,101	1,150,551	None	None	619,101	1,150,551	1,769,652	97,793		11/29/03	300
Houston	TX	642,495	1,193,997	None	None	642,495	1,193,997	1,836,492	101,486		11/29/03	300
Houston	TX	872,866	1,621,829	None	None	872,866	1,621,829	2,494,695	137,851		11/29/03	300
Humble	TX	612,414	1,138,132	None	None	612,414	1,138,132	1,750,546	96,737		11/29/03	300
Leon Valley	TX	178,221	395,834	None	None	178,221	395,834	574,055	245,747		01/17/90	300
Leon Valley	TX	529967	985,046	None	None	529,967	985,046	1,515,013	83,724		11/29/03	300
Mesquite	TX	591,538	1,099,363	None	None	591,538	1,099,363	1,690,901	93,442		11/29/03	300
N Richlnd Hls	TX	509,861	947,707	None	None	509,861	947,707	1,457,568	80,550		11/29/03	300
Pasadena	TX	107,391	238,519	None	141	107,391	238,660	346,051	148,130		01/24/90	300
Plano	TX	187,564	417,157	700	None	187,564	417,857	605,421	258,814		01/18/90	300
Plano	TX	494,407	918,976	None	None	494,407	918,976	1,413,383	78,109		11/29/03	300
Richardson	TX	555,188	1,031,855	None	None	555,188	1,031,855	1,587,043	87,704		11/29/03	300
San Antonio	TX	245,164	544,518	None	None	245,164	544,518	789,682	336,356		02/14/90	300
San Antonio	TX	688,249	1,278,967	None	None	688,249	1,278,967	1,967,216	108,708		11/29/03	300
Stafford	TX	706,786	1,313,395	None	None	706,786	1,313,395	2,020,181	111,634		11/29/03	300
Waco	TX	401,999	747,362	None	None	401,999	747,362	1,149,361	63,522		11/29/03	300
Webster	TX	600,261	1,115,563	None	None	600,261	1,115,563	1,715,824	94,819		11/29/03	300
Bountiful	UT	183,750	408,115	None	143	183,750	408,258	592,008	253,457		01/30/90	300
Alexandria	VA	542,791	1,008,832	None	None	542,791	1,008,832	1,551,623	85,747		11/29/03	300
Alexandria	VA	592,698	1,101,517	None	None	592,698	1,101,517	1,694,215	93,625		11/29/03	300
Lynchburg	VA	342,751	637,329	None	None	342,751	637,329	980,080	54,169		11/29/03	300
Woodbridge	VA	774,854	1,439,806	None	None	774,854	1,439,806	2,214,660	122,379		11/29/03	300
Tacoma	WA	187,111	415,579	None	108	187,111	415,687	602,798	258,070		01/25/90	300
Brown Deer	WI	257,408	802,141	None	None	257,408	802,141	1,059,549	225,999	12/15/98	07/16/98	300
Delafield	WI	324,574	772,702	None	None	324,574	772,702	1,097,276	193,808	07/29/99	02/26/99	300
Madison	WI	452,630	811,977	None	None	452,630	811,977	1,264,607	234,176	10/20/98	04/07/98	300
Oak Creek	WI	420,465	852,408	None	None	420,465	852,408	1,272,873	245,837	08/07/98	03/20/98	300

Book Stores
Tampa	FL	998,250	3,696,707	None	None	998,250	3,696,707	4,694,957	1,299,942		03/11/97	300
Matthews	NC	768,222	843,401	21,654	501	768,222	865,556	1,633,778	238,653		12/31/98	300

Business Services
Jackson	MI	550,162	571,590	None	602	550,162	572,192	1,122,354	157,669	01/15/99	09/25/98	300

Child Care
Birmingham	AL	63,800	295,791	None	96	63,800	295,887	359,687	263,116		10/31/84	300
Mobile	AL	78,400	237,671	None	411	78,400	238,082	316,482	238,029		10/15/82	180
Avondale	AZ	242,723	1,129,139	None	None	242,723	1,129,139	1,371,862	295,545	04/20/99	07/28/98	300
Chandler	AZ	291,720	647,923	None	102	291,720	648,025	939,745	453,748		12/11/87	300
Chandler	AZ	271,695	603,446	None	114	271,695	603,560	875,255	422,655		12/14/87	300
Mesa	AZ	308,951	1,025,612	None	None	308,951	1,025,612	1,334,563	258,150	07/26/99	01/13/99	300
Peoria	AZ	281,750	625,779	None	97	281,750	625,876	907,626	432,195		03/30/88	300
Phoenix	AZ	115,000	285,172	None	247	115,000	285,419	400,419	285,351		02/08/84	180
Phoenix	AZ	318,500	707,397	None	97	318,500	707,494	1,025,994	474,946		09/29/88	300
Phoenix	AZ	264,504	587,471	None	88	264,504	587,559	852,063	355,603		06/29/90	300
Phoenix	AZ	260,719	516,181	None	88	260,719	516,269	776,988	302,878		12/26/90	300

F10

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Scottsdale	AZ	291,993	648,529	None	None	291,993	648,529	940,522	454,134		12/14/87	300
Tempe	AZ	292,200	648,989	None	None	292,200	648,989	941,189	448,167		03/10/88	300
Tucson	AZ	304,500	676,303	None	135	304,500	676,438	980,938	454,097		09/28/88	300
Tucson	AZ	283,500	546,878	None	135	283,500	547,013	830,513	367,212		09/29/88	300
Calabasas	CA	156,430	725,248	None	182	156,430	725,430	881,860	614,425		09/26/85	300
Carmichael	CA	131,035	607,507	None	None	131,035	607,507	738,542	492,679		08/22/86	300
Chino	CA	155,000	634,071	None	83	155,000	634,154	789,154	634,119		10/06/83	180
Chula Vista	CA	350,563	778,614	None	None	350,563	778,614	1,129,177	550,278		10/30/87	300
Corona	CA	144,856	671,584	None	91	144,856	671,675	816,531	593,152		12/19/84	300
El Cajon	CA	157,804	731,621	None	15	157,804	731,636	889,440	612,678		12/19/85	300
Encinitas	CA	320,000	710,729	None	None	320,000	710,729	1,030,729	497,690		12/29/87	300
Escondido	CA	276,286	613,638	None	None	276,286	613,638	889,924	429,701		12/31/87	300
Folsom	CA	281,563	625,363	None	199	281,563	625,562	907,125	442,712		10/23/87	300
Mission Viejo	CA	353,891	744,367	12,500	20,183	353,891	777,050	1,130,941	411,384		06/24/93	300
Moreno Valley	CA	304,489	676,214	None	None	304,489	676,214	980,703	495,615		02/11/87	300
Oceanside	CA	145,568	674,889	None	44	145,568	674,933	820,501	565,171		12/23/85	300
Palmdale	CA	249,490	554,125	9,864	None	249,490	563,989	813,479	373,340		09/14/88	300
Rancho Cordova	CA	276,328	613,733	24,967	None	276,328	638,700	915,028	402,398		03/22/89	300
Rancho Cucamonga	CA	471,733	1,047,739	None	None	471,733	1,047,739	1,519,472	733,682		12/30/87	300
Roseville	CA	297,343	660,411	27,496	199	297,343	688,106	985,449	469,867		10/21/87	300
Sacramento	CA	290,734	645,732	None	None	290,734	645,732	936,466	456,364		10/05/87	300
Santee	CA	248,418	551,748	None	15	248,418	551,763	800,181	395,340		07/23/87	300
Simi Valley	CA	208,585	967,055	None	78	208,585	967,133	1,175,718	809,861		12/20/85	300
Valencia	CA	301,295	669,185	25,000	None	301,295	694,185	995,480	457,203		06/23/88	300
Walnut	CA	217,365	1,007,753	None	41	217,365	1,007,794	1,225,159	817,284		08/22/86	300
Aurora	CO	141,811	657,497	None	None	141,811	657,497	799,308	544,138		03/25/86	300
Aurora	CO	287,000	637,440	None	155	287,000	637,595	924,595	446,459		12/31/87	300
Broomfield	CO	155,306	344,941	25,000	80	155,306	370,021	525,327	240,247		03/15/88	300
Colorado Springs	CO	58,400	271,217	25,000	159	58,400	296,376	354,776	273,275		12/22/82	180
Colorado Springs	CO	115,542	535,700	None	None	115,542	535,700	651,242	428,049		12/04/86	300
Englewood	CO	131,216	608,372	None	None	131,216	608,372	739,588	486,117		12/05/86	300
Fort Collins	CO	55,200	256,356	None	3,600	55,200	259,956	315,156	259,236		12/22/82	180
Fort Collins	CO	117,105	542,950	None	None	117,105	542,950	660,055	449,339		03/25/86	300
Fort Collins	CO	137,734	638,593	None	None	137,734	638,593	776,327	528,494		03/25/86	300
Greeley	CO	58,400	270,755	25,000	382	58,400	296,137	354,537	241,970		11/21/84	300
Littleton	CO	161,617	358,956	None	292	161,617	359,248	520,865	251,533		12/10/87	300
Longmont	CO	115,592	535,931	None	None	115,592	535,931	651,523	443,531		03/25/86	300
Louisville	CO	58,089	269,313	None	292	58,089	269,605	327,694	242,894		06/22/84	300
Parker	CO	153,551	341,042	None	292	153,551	341,334	494,885	241,540		10/19/87	300
Westminster	CO	306,387	695,737	None	155	306,387	695,892	1,002,279	460,401		09/27/89	300
Bradenton	FL	160,060	355,501	25,000	134	160,060	380,635	540,695	246,943		05/05/88	300
Clearwater	FL	42,223	269,380	None	124	42,223	269,504	311,727	269,413		12/22/81	180
Jacksonville	FL	48,000	243,060	None	233	48,000	243,293	291,293	243,199		12/22/81	180
Jacksonville	FL	184,800	410,447	None	124	184,800	410,571	595,371	267,774		03/30/89	300
Margate	FL	66,686	309,183	None	None	66,686	309,183	375,869	246,577		12/16/86	300
Melbourne	FL	256,439	549,345	None	None	256,439	549,345	805,784	293,401		04/16/93	300
Niceville	FL	73,696	341,688	None	None	73,696	341,688	415,384	273,021		12/03/86	300

F11

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Orlando	FL	68,001	313,922	None	124	68,001	314,046	382,047	266,369		09/04/85	300
Orlando	FL	159,177	353,538	None	134	159,177	353,672	512,849	253,395		07/02/87	300
Orlando	FL	190,050	422,107	None	124	190,050	422,231	612,281	275,380		03/30/89	300
Oviedo	FL	166,409	369,598	None	134	166,409	369,732	536,141	260,087		11/20/87	300
Panama City	FL	69,500	244,314	14,500	2,113	69,500	260,927	330,427	248,966		03/05/90	180
Pensacola	FL	147,000	326,492	None	96	147,000	326,588	473,588	213,007		03/28/89	300
Royal Palm Beach	FL	194,193	431,309	25,000	134	194,193	456,443	650,636	287,573		11/15/88	300
Spring Hill	FL	146,939	326,356	None	138	146,939	326,494	473,433	229,668		11/24/87	300
St. Augustine	FL	44,800	213,040	None	134	44,800	213,174	257,974	213,121		12/22/81	180
Sunrise	FL	245,000	533,280	None	23,224	245,000	556,504	801,504	353,157		05/25/89	300
Tampa	FL	53,385	199,846	None	134	53,385	199,980	253,365	199,927		12/22/81	180
Duluth	GA	310,000	1,040,008	None	None	310,000	1,040,008	1,350,008	258,318	08/25/99	06/07/99	300
Ellenwood	GA	119,678	275,414	None	158	119,678	275,572	395,250	183,229		11/16/88	300
Lawrenceville	GA	141,449	314,161	3,766	13,731	141,449	331,658	473,107	219,737		07/07/88	300
Lithia Springs	GA	187,444	363,358	None	93	187,444	363,451	550,895	232,493		12/28/89	300
Lithonia	GA	239,715	524,459	None	209	239,715	524,668	764,383	319,151		08/20/91	300
Marietta	GA	148,620	330,090	25,000	178	148,620	355,268	503,888	224,645		09/16/88	300
Marietta	GA	292,250	649,095	None	177	292,250	649,272	941,522	429,656		12/02/88	300
Marietta	GA	295,750	596,299	None	177	295,750	596,476	892,226	394,717		12/30/88	300
Marietta	GA	301,000	668,529	None	177	301,000	668,706	969,706	442,516		12/30/88	300
Smyrna	GA	274,750	610,229	None	100	274,750	610,329	885,079	405,813		11/15/88	300
Stockbridge	GA	168,700	374,688	24,894	93	168,700	399,675	568,375	246,973		03/28/89	300
Stone Mountain	GA	65,000	301,357	None	573	65,000	301,930	366,930	258,533		06/19/85	300
Cedar Rapids	IA	194,950	427,085	None	None	194,950	427,085	622,035	242,009		09/24/92	300
Iowa City	IA	186,900	408,910	None	None	186,900	408,910	595,810	233,405		09/24/92	300
Johnston	IA	186,996	347,278	None	None	186,996	347,278	534,274	195,236		08/19/91	300
Addison	IL	125,780	583,146	None	90	125,780	583,236	709,016	482,628		03/25/86	300
Algonquin	IL	241,500	509,629	None	90	241,500	509,719	751,219	308,785		07/10/90	300
Aurora	IL	165,679	398,738	None	406	165,679	399,144	564,823	264,114		12/21/88	300
Aurora	IL	468,000	1,259,926	None	None	468,000	1,259,926	1,727,926	304,573	10/26/99	06/14/99	300
Bartlett	IL	120,824	560,166	None	90	120,824	560,256	681,080	463,609		03/25/86	300
Carol Stream	IL	122,831	586,416	None	90	122,831	586,506	709,337	485,334		03/25/86	300
Crystal Lake	IL	400,000	1,259,424	None	None	400,000	1,259,424	1,659,424	308,640	09/28/99	05/14/99	300
Elk Grove Village	IL	126,860	588,175	None	90	126,860	588,265	715,125	486,790		03/26/86	300
Glendale Heights	IL	318,500	707,399	None	None	318,500	707,399	1,025,899	470,382		11/16/88	300
Hoffman Estates	IL	318,500	707,399	None	None	318,500	707,399	1,025,899	461,404		03/31/89	300
Lake in the Hills	IL	375,000	1,127,678	None	None	375,000	1,127,678	1,502,678	276,358	09/03/99	05/14/99	300
Lockport	IL	189,477	442,018	None	406	189,477	442,424	631,901	312,631		10/29/87	300
Naperville	IL	425,000	1,230,654	None	None	425,000	1,230,654	1,655,654	297,491	10/06/99	05/19/99	300
O’Fallon	IL	141,250	313,722	None	468	141,250	314,190	455,440	221,996		10/30/87	300
Oswego	IL	380,000	1,165,818	None	1,182	380,000	1,167,000	1,547,000	290,274	08/18/99	06/30/99	300
Palatine	IL	121,911	565,232	None	90	121,911	565,322	687,233	467,802		03/25/86	300
Roselle	IL	297,541	561,037	None	None	297,541	561,037	858,578	371,276		12/30/88	300
Schaumburg	IL	218,798	485,955	None	406	218,798	486,361	705,159	340,534		12/17/87	300
Vernon Hills	IL	132,523	614,430	None	90	132,523	614,520	747,043	508,518		03/25/86	300
Westmont	IL	124,742	578,330	None	90	124,742	578,420	703,162	478,642		03/25/86	300
Carmel	IN	217,565	430,742	None	289	217,565	431,031	648,596	252,806		12/27/90	300

F12

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Fishers	IN	212,118	419,958	None	289	212,118	420,247	632,365	246,478		12/27/90	300
Highland	IN	220,460	436,476	None	226	220,460	436,702	657,162	256,173		12/26/90	300
Indianapolis	IN	245,000	544,153	None	154	245,000	544,307	789,307	329,380		06/29/90	300
Noblesville	IN	60,000	278,175	None	289	60,000	278,464	338,464	241,682		04/30/85	300
Lenexa	KS	318,500	707,399	14,200	4,041	318,500	725,640	1,044,140	463,028		03/31/89	300
Olathe	KS	304,500	676,308	None	169	304,500	676,477	980,977	454,090		09/28/88	300
Overland Park	KS	357,500	1,115,171	None	None	357,500	1,115,171	1,472,671	280,688	07/23/99	05/14/99	300
Shawnee	KS	315,000	699,629	None	200	315,000	699,829	1,014,829	467,508		10/27/88	300
Shawnee	KS	288,246	935,875	None	None	288,246	935,875	1,224,121	257,406	12/29/98	08/24/98	300
Wichita	KS	108,569	401,829	None	None	108,569	401,829	510,398	308,408		12/16/86	300
Wichita	KS	209,890	415,549	None	5	209,890	415,554	625,444	243,815		12/26/90	300
Lexington	KY	210,427	420,883	None	None	210,427	420,883	631,310	248,511		08/20/91	300
Acton	MA	315,533	700,813	None	None	315,533	700,813	1,016,346	470,470		09/30/88	300
Marlborough	MA	352,765	776,488	None	387	352,765	776,875	1,129,640	516,490		11/04/88	300
Westborough	MA	359,412	773,877	None	333	359,412	774,210	1,133,622	514,747		11/01/88	300
Ellicott City	MD	219,368	630,839	26,550	None	219,368	657,389	876,757	418,958		12/19/88	300
Frederick	MD	203,352	1,017,109	None	None	203,352	1,017,109	1,220,461	303,438		07/06/98	300
Olney	MD	342,500	760,701	None	None	342,500	760,701	1,103,201	532,682		12/18/87	300
Waldorf	MD	130,430	604,702	None	453	130,430	605,155	735,585	539,700		09/26/84	300
Waldorf	MD	237,207	526,844	None	399	237,207	527,243	764,450	369,003		12/31/87	300
Canton	MI	55,000	378,848	None	None	55,000	378,848	433,848	378,848		10/06/82	180
Apple Valley	MN	113,523	526,319	None	347	113,523	526,666	640,189	435,725		03/26/86	300
Brooklyn Park	MN	118,111	547,587	None	347	118,111	547,934	666,045	453,326		03/26/86	300
Eagan	MN	112,127	519,845	None	347	112,127	520,192	632,319	430,367		03/31/86	300
Eden Prairie	MN	124,286	576,243	None	347	124,286	576,590	700,876	477,042		03/27/86	300
Maple Grove	MN	313,250	660,149	None	189	313,250	660,338	973,588	400,516		07/11/90	300
Plymouth	MN	134,221	622,350	None	673	134,221	623,023	757,244	497,628		12/12/86	300
White Bear Lake	MN	242,165	537,856	None	189	242,165	538,045	780,210	322,271		08/30/90	300
Florissant	MO	181,300	402,672	None	230	181,300	402,902	584,202	262,756		03/29/89	300
Florissant	MO	318,500	707,399	None	230	318,500	707,629	1,026,129	461,515		03/30/89	300
Gladstone	MO	294,000	652,987	None	327	294,000	653,314	947,314	438,484		09/29/88	300
Lee’s Summit	MO	239,627	532,220	None	169	239,627	532,389	772,016	336,533		09/27/89	300
Lee’s Summit	MO	330,000	993,787	None	None	330,000	993,787	1,323,787	250,133	07/26/99	06/17/99	300
Lee’s Summit	MO	313,740	939,367	None	None	313,740	939,367	1,253,107	233,323	09/08/99	06/30/99	300
Liberty	MO	65,400	303,211	25,000	169	65,400	328,380	393,780	262,394		06/18/85	300
North Kansas City	MO	307,784	910,401	None	None	307,784	910,401	1,218,185	255,909	09/28/99	08/21/98	300
Pearl	MS	121,801	270,524	18,837	12,287	121,801	301,648	423,449	183,957		11/15/88	300
Cary	NC	75,200	262,973	None	322	75,200	263,295	338,495	263,228		01/25/84	180
Charlotte	NC	27,551	247,000	None	228	27,551	247,228	274,779	247,205		12/23/81	180
Charlotte	NC	134,582	268,222	24,478	158	134,582	292,858	427,440	180,665		11/16/88	300
Concord	NC	32,441	190,859	None	151	32,441	191,010	223,451	190,950		12/23/81	180
Durham	NC	175,700	390,234	26,312	94	175,700	416,640	592,340	256,947		03/29/89	300
Durham	NC	220,728	429,380	None	101	220,728	429,481	650,209	275,259		12/29/89	300
Durham	NC	238,000	471,201	None	94	238,000	471,295	709,295	264,931		08/20/91	300
Kernersville	NC	162,216	316,300	None	93	162,216	316,393	478,609	203,041		12/14/89	300
Bellevue	NE	60,568	280,819	None	None	60,568	280,819	341,387	223,956		12/16/86	300
Omaha	NE	60,500	280,491	None	146	60,500	280,637	341,137	252,026		08/01/84	300

F13

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Omaha	NE	53,000	245,720	None	146	53,000	245,866	298,866	218,880		10/11/84	300
Omaha	NE	142,867	317,315	None	None	142,867	317,315	460,182	222,199		12/09/87	300
Londonderry	NH	335,467	745,082	None	54	335,467	745,136	1,080,603	474,244		08/18/89	300
Clementon	NJ	279,851	554,060	None	399	279,851	554,459	834,310	309,876		09/09/91	300
Las Vegas	NV	201,250	446,983	None	None	201,250	446,983	648,233	270,547		06/29/90	300
Sparks	NV	244,752	543,605	None	None	244,752	543,605	788,357	378,901		01/29/88	300
Beavercreek	OH	179,552	398,786	None	None	179,552	398,786	578,338	287,041		06/30/87	300
Centerville	OH	174,519	387,613	None	None	174,519	387,613	562,132	277,731		07/23/87	300
Dublin	OH	84,000	389,446	None	176	84,000	389,622	473,622	329,280		10/08/85	300
Englewood	OH	74,000	343,083	None	330	74,000	343,413	417,413	289,657		10/23/85	300
Forest Park	OH	170,778	379,305	None	None	170,778	379,305	550,083	269,792		09/28/87	300
Huber Heights	OH	245,000	544,153	None	222	245,000	544,375	789,375	324,390		09/27/90	300
Loveland	OH	206,136	457,829	None	None	206,136	457,829	663,965	334,047		03/20/87	300
Maineville	OH	173,105	384,468	None	None	173,105	384,468	557,573	280,520		03/06/87	300
Pickerington	OH	87,580	406,055	None	176	87,580	406,231	493,811	324,558		12/11/86	300
Westerville	OH	82,000	380,173	None	344	82,000	380,517	462,517	321,519		10/08/85	300
Westerville	OH	294,350	646,557	None	115	294,350	646,672	941,022	388,793		09/26/90	300
Broken Arrow	OK	78,705	220,434	None	1,700	78,705	222,134	300,839	221,565		01/27/83	180
Midwest City	OK	67,800	314,338	None	279	67,800	314,617	382,417	268,559		08/14/85	300
Oklahoma City	OK	50,800	214,474	None	3,013	50,800	217,487	268,287	217,487		06/15/82	180
Oklahoma City	OK	79,000	366,261	17,659	461	79,000	384,381	463,381	327,752		11/14/84	300
Yukon	OK	61,000	282,812	27,000	379	61,000	310,191	371,191	247,094		05/02/85	300
Beaverton	OR	135,148	626,647	None	3	135,148	626,650	761,798	499,759		12/17/86	300
Charleston	SC	125,593	278,947	None	151	125,593	279,098	404,691	190,925		05/26/88	300
Charleston	SC	140,700	312,498	25,000	109	140,700	337,607	478,307	205,848		03/28/89	300
Columbia	SC	58,160	269,643	None	1,296	58,160	270,939	329,099	240,426		11/14/84	300
Elgin	SC	160,831	313,600	None	63	160,831	313,663	474,494	201,300		12/14/89	300
Goose Creek	SC	61,635	192,905	None	292	61,635	193,197	254,832	193,168		12/22/81	180
Mt. Pleasant	SC	40,700	180,400	None	63	40,700	180,463	221,163	180,422		12/22/81	180
Summerville	SC	44,400	174,500	None	63	44,400	174,563	218,963	174,522		12/22/81	180
Sumter	SC	56,010	268,903	None	1,007	56,010	269,910	325,920	230,938		06/18/85	300
Memphis	TN	238,263	504,897	None	471	238,263	505,368	743,631	339,222		09/29/88	300
Memphis	TN	238,000	528,608	None	471	238,000	529,079	767,079	355,141		09/30/88	300
Memphis	TN	221,501	491,962	None	96	221,501	492,058	713,559	294,774		08/31/90	300
Nashville	TN	274,298	609,223	None	96	274,298	609,319	883,617	397,419		03/30/89	300
Allen	TX	177,637	394,538	19,810	5,774	177,637	420,122	597,759	265,855		11/21/88	300
Arlington	TX	82,109	380,677	None	54	82,109	380,731	462,840	336,723		12/13/84	300
Arlington	TX	238,000	528,604	None	116	238,000	528,720	766,720	354,928		09/26/88	300
Arlington	TX	241,500	550,559	None	101	241,500	550,660	792,160	386,127		09/22/89	300
Arlington	TX	195,650	387,355	None	None	195,650	387,355	583,005	224,888		02/07/91	300
Atascocita	TX	278,915	1,034,868	None	None	278,915	1,034,868	1,313,783	260,472	07/19/99	05/14/99	300
Austin	TX	103,600	230,532	8,750	15,414	103,600	254,696	358,296	240,669		10/29/82	180
Austin	TX	88,872	222,684	None	459	88,872	223,143	312,015	222,819		01/12/83	180
Austin	TX	134,383	623,103	None	642	134,383	623,745	758,128	497,150		12/23/86	300
Austin	TX	236,733	640,023	36,746	24,331	236,733	701,100	937,833	360,576		09/27/88	300
Austin	TX	191,636	425,629	15,530	110	191,636	441,269	632,905	283,306		12/22/88	300
Austin	TX	238,000	528,604	None	99	238,000	528,703	766,703	343,169		04/06/89	300

F14

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Austin	TX	217,878	483,913	29,469	99	217,878	513,481	731,359	314,003		06/22/89	300
Bedford	TX	241,500	550,559	None	None	241,500	550,559	792,059	386,117		09/22/89	300
Carrollton	TX	277,850	617,113	None	None	277,850	617,113	894,963	432,135		12/11/87	300
Cedar Park	TX	168,857	375,036	5,200	99	168,857	380,335	549,192	249,735		11/21/88	300
Colleyville	TX	250,000	1,070,360	None	None	250,000	1,070,360	1,320,360	265,851	08/17/99	05/14/99	300
Converse	TX	217,000	481,963	None	10	217,000	481,973	698,973	323,557		09/28/88	300
Coppell	TX	208,641	463,398	None	120	208,641	463,518	672,159	324,525		12/11/87	300
Corinth	TX	285,000	1,041,626	None	None	285,000	1,041,626	1,326,626	265,609	06/04/99	05/19/99	300
Duncanville	TX	93,000	431,172	11,610	10,790	93,000	453,572	546,572	381,889		05/08/85	300
Euless	TX	234,111	519,962	None	None	234,111	519,962	754,073	375,965		05/08/87	300
Flower Mound	TX	202,773	442,845	None	79	202,773	442,924	645,697	321,663		04/20/87	300
Flower Mound	TX	281,735	1,099,726	None	None	281,735	1,099,726	1,381,461	287,734	04/23/99	01/13/99	300
Fort Worth	TX	85,518	396,495	24,625	116	85,518	421,236	506,754	318,589		12/03/86	300
Fort Worth	TX	238,000	528,608	None	None	238,000	528,608	766,608	354,865		09/26/88	300
Fort Worth	TX	210,007	444,460	None	None	210,007	444,460	654,467	276,968		02/01/90	300
Fort Worth	TX	216,160	427,962	None	None	216,160	427,962	644,122	248,463		02/07/91	300
Garland	TX	211,050	468,749	None	None	211,050	468,749	679,799	292,479		12/12/89	300
Grand Prairie	TX	167,164	371,276	None	2,651	167,164	373,927	541,091	246,710		12/13/88	300
Houston	TX	60,000	278,175	None	155	60,000	278,330	338,330	240,819		05/01/85	300
Houston	TX	102,000	472,898	None	155	102,000	473,053	575,053	409,373		05/01/85	300
Houston	TX	139,125	308,997	None	338	139,125	309,335	448,460	223,530		05/22/87	300
Houston	TX	141,296	313,824	None	362	141,296	314,186	455,482	224,982		07/24/87	300
Houston	TX	219,100	486,631	None	None	219,100	486,631	705,731	326,685		09/30/88	300
Houston	TX	219,100	486,628	None	141	219,100	486,769	705,869	323,631		11/16/88	300
Houston	TX	149,109	323,314	None	7,128	149,109	330,442	479,551	216,265		06/26/89	300
Houston	TX	294,582	919,276	None	None	294,582	919,276	1,213,858	249,785	01/11/99	08/14/98	300
Katy	TX	309,898	983,041	None	None	309,898	983,041	1,292,939	273,638	11/30/98	08/21/98	300
Lewisville	TX	192,777	428,121	None	79	192,777	428,200	620,977	314,231		01/07/87	300
Mansfield	TX	181,375	402,839	None	None	181,375	402,839	584,214	251,354		12/20/89	300
Mesquite	TX	85,000	394,079	None	132	85,000	394,211	479,211	350,554		10/24/84	300
Mesquite	TX	139,466	326,525	None	79	139,466	326,604	466,070	196,811		10/08/92	300
Missouri City	TX	221,025	437,593	None	141	221,025	437,734	658,759	256,797		12/13/90	300
Pasadena	TX	60,000	278,173	None	295	60,000	278,468	338,468	247,600		10/23/84	300
Plano	TX	261,912	581,658	None	79	261,912	581,737	843,649	428,238		01/06/87	300
Plano	TX	250,514	556,399	None	None	250,514	556,399	806,913	389,619		12/10/87	300
Plano	TX	259,000	575,246	None	116	259,000	575,362	834,362	386,240		09/27/88	300
Round Rock	TX	80,525	373,347	None	441	80,525	373,788	454,313	297,847		12/16/86	300
Round Rock	TX	186,380	413,957	30,800	99	186,380	444,856	631,236	270,646		04/19/89	300
San Antonio	TX	130,833	606,596	None	139	130,833	606,735	737,568	502,096		03/24/86	300
San Antonio	TX	102,512	475,288	None	139	102,512	475,427	577,939	379,857		12/03/86	300
San Antonio	TX	81,530	378,007	None	139	81,530	378,146	459,676	302,125		12/11/86	300
San Antonio	TX	139,125	308,997	None	239	139,125	309,236	448,361	223,567		05/22/87	300
San Antonio	TX	181,412	402,923	None	340	181,412	403,263	584,675	288,905		07/07/87	300
San Antonio	TX	234,500	520,831	None	340	234,500	521,171	755,671	364,917		12/29/87	300
San Antonio	TX	217,000	481,967	None	99	217,000	482,066	699,066	322,072		10/14/88	300
San Antonio	TX	182,868	406,155	18,940	110	182,868	425,205	608,073	271,313		12/06/88	300
San Antonio	TX	220,500	447,108	None	99	220,500	447,207	667,707	291,684		03/30/89	300

F15

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Southlake	TX	228,279	511,750	None	None	228,279	511,750	740,029	288,598		03/10/93	300
Sugarland	TX	339,310	1,000,876	None	None	339,310	1,000,876	1,340,186	258,558	05/30/99	01/13/99	300
Layton	UT	136,574	269,008	None	143	136,574	269,151	405,725	172,133		02/01/90	300
Sandy	UT	168,089	373,330	None	143	168,089	373,473	541,562	230,697		02/01/90	300
Centreville	VA	371,000	824,003	None	94	371,000	824,097	1,195,097	521,911		09/29/89	300
Chesapeake	VA	190,050	422,107	24,568	94	190,050	446,769	636,819	277,483		03/28/89	300
Glen Allen	VA	74,643	346,060	None	94	74,643	346,154	420,797	311,914		06/20/84	300
Portsmouth	VA	171,575	381,073	24,932	None	171,575	406,005	577,580	254,105		12/21/88	300
Richmond	VA	71,001	327,771	None	7,745	71,001	335,516	406,517	282,704		09/04/85	300
Richmond	VA	269,500	598,567	None	94	269,500	598,661	868,161	390,445		03/28/89	300
Virginia Beach	VA	69,080	320,270	None	749	69,080	321,019	390,099	284,666		11/15/84	300
Woodbridge	VA	358,050	795,239	None	None	358,050	795,239	1,153,289	533,860		09/29/88	300
Federal Way	WA	150,785	699,101	None	108	150,785	699,209	849,994	557,605		12/17/86	300
Federal Way	WA	261,943	581,782	27,500	None	261,943	609,282	871,225	388,452		11/21/88	300
Kent	WA	128,300	539,141	None	22,213	128,300	561,354	689,654	548,400		06/03/83	180
Kent	WA	140,763	678,809	None	108	140,763	678,917	819,680	541,422		12/17/86	300
Kirkland	WA	301,000	668,534	None	108	301,000	668,642	969,642	461,728		03/31/88	300
Puyallup	WA	195,552	434,327	27,000	None	195,552	461,327	656,879	289,672		12/06/88	300
Redmond	WA	279,830	621,513	None	108	279,830	621,621	901,451	445,389		07/27/87	300
Renton	WA	111,183	515,490	None	108	111,183	515,598	626,781	426,679		03/24/86	300
Appleton	WI	196,000	424,038	None	182	196,000	424,220	620,220	257,690		07/10/90	300
Waukesha	WI	233,100	461,500	None	182	233,100	461,682	694,782	270,824		12/13/90	300
Waukesha	WI	215,950	427,546	None	182	215,950	427,728	643,678	250,903		12/13/90	300
Cheyenne	WY	59,856	277,506	None	7,502	59,856	285,008	344,864	250,206		11/20/84	300

Consumer Electronics
Tuscaloosa	AL	204,790	585,115	None	107	204,790	585,222	790,012	213,619		11/26/96	300
Bradenton	FL	174,948	240,928	None	169	174,948	241,097	416,045	88,029		11/26/96	300
Mary Esther	FL	149,696	363,263	None	134	149,696	363,397	513,093	132,671		11/26/96	300
Melbourne	FL	269,697	522,414	None	1,639	269,697	524,053	793,750	191,238		11/26/96	300
Merritt Island	FL	309,652	482,459	None	134	309,652	482,593	792,245	176,178		11/26/96	300
Ocala	FL	339,690	543,504	None	134	339,690	543,638	883,328	198,459		11/26/96	300
Tallahassee	FL	319,807	502,697	None	1,634	319,807	504,331	824,138	184,040		11/26/96	300
Smyrna	GA	1,094,058	3,090,236	None	411	1,094,058	3,090,647	4,184,705	1,055,963		06/09/97	300
Council Bluffs	IA	255,217	117,792	None	None	255,217	117,792	373,009	42,994		11/26/96	300
Anderson	IN	180,628	653,162	None	603	180,628	653,765	834,393	238,556		11/26/96	300
Muncie	IN	148,901	645,235	None	330	148,901	645,565	794,466	235,601		11/26/96	300
Richmond	IN	93,999	193,753	None	136	93,999	193,889	287,888	70,779		11/26/96	300
Gulfport	MS	299,464	502,326	None	275	299,464	502,601	802,065	183,463		11/26/96	300
Hattiesburg	MS	198,659	457,379	None	289	198,659	457,668	656,327	167,060		11/26/96	300
Jackson	MS	405,360	656,296	None	292	405,360	656,588	1,061,948	239,666		11/26/96	300
Meridian	MS	181,156	515,598	None	275	181,156	515,873	697,029	188,307		11/26/96	300
Tupelo	MS	121,697	637,691	None	290	121,697	637,981	759,678	232,872		11/26/96	300
Pineville	NC	567,864	840,284	None	36,071	567,864	876,355	1,444,219	255,317		12/31/98	300
Lakewood	NY	144,859	526,301	None	422	144,859	526,723	671,582	192,314		11/26/96	300
Westbury	NY	6,333,590	3,952,773	None	None	6,333,590	3,952,773	10,286,363	1,310,615		09/29/97	300
Defiance	OH	97,978	601,863	None	168	97,978	602,031	700,009	219,757		11/26/96	300

F16

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Vienna	WV	324,797	526,670	None	661	324,797	527,331	852,128	192,509		11/26/96	300

Convenience Stores
Daphne	AL	140,000	391,637	None	None	140,000	391,637	531,637	28,065		03/18/04	300
Mobile	AL	190,000	301,637	None	None	190,000	301,637	491,637	21,615		03/18/04	300
Mobile	AL	180,000	421,637	None	None	180,000	421,637	601,637	30,215		03/18/04	300
Florence	AZ	150,000	371,637	None	None	150,000	371,637	521,637	26,631		03/18/04	300
Gilbert	AZ	680,000	1,111,637	None	None	680,000	1,111,637	1,791,637	79,665		03/18/04	300
Litchfield Park	AZ	610000	531637	None	None	610,000	531,637	1,141,637	38,098		03/18/04	300
Marana	AZ	180,000	331,637	None	None	180,000	331,637	511,637	23,765		03/18/04	300
Marana	AZ	330,000	911,637	None	None	330,000	911,637	1,241,637	65,331		03/18/04	300
Maricopa	AZ	170,000	361,637	None	None	170,000	361,637	531,637	25,915		03/18/04	300
Mesa	AZ	560,000	821,637	None	None	560,000	821,637	1,381,637	58,881		03/18/04	300
Mesa	AZ	750,000	1,071,637	None	None	750,000	1,071,637	1,821,637	76,798		03/18/04	300
Mesa	AZ	810,000	1,061,637	None	None	810,000	1,061,637	1,871,637	76,081		03/18/04	300
Mesa	AZ	890,000	1,081,637	None	None	890,000	1,081,637	1,971,637	77,515		03/18/04	300
Mesa	AZ	780,000	1,071,637	None	None	780,000	1,071,637	1,851,637	76,798		03/18/04	300
Mesa	AZ	900,000	1,191,637	None	None	900,000	1,191,637	2,091,637	85,398		03/18/04	300
Payson	AZ	210,000	351,637	None	None	210,000	351,637	561,637	25,198		03/18/04	300
Payson	AZ	260,000	311,637	None	None	260,000	311,637	571,637	22,331		03/18/04	300
Peoria	AZ	520,000	751,637	None	None	520,000	751,637	1,271,637	53,865		03/18/04	300
Phoenix	AZ	440,000	511,637	None	None	440,000	511,637	951,637	36,665		03/18/04	300
Phoenix	AZ	360,000	421,637	None	None	360,000	421,637	781,637	30,215		03/18/04	300
Phoenix	AZ	710,000	591,637	None	None	710,000	591,637	1,301,637	42,398		03/18/04	300
Phoenix	AZ	320,000	661,637	None	None	320,000	661,637	981,637	47,415		03/18/04	300
Phoenix	AZ	450,000	651,637	None	None	450,000	651,637	1,101,637	46,698		03/18/04	300
Phoenix	AZ	430,000	711,637	None	None	430,000	711,637	1,141,637	50,998		03/18/04	300
Phoenix	AZ	730,000	931,637	None	None	730,000	931,637	1,661,637	66,765		03/18/04	300
Phoenix	AZ	400,000	931,637	None	None	400,000	931,637	1,331,637	66,765		03/18/04	300
Phoenix	AZ	790,000	1,051,637	None	None	790,000	1,051,637	1,841,637	75,365		03/18/04	300
Pinetop	AZ	170,000	311,637	None	None	170,000	311,637	481,637	22,331		03/18/04	300
Queen Creek	AZ	520,000	891,637	None	None	520,000	891,637	1,411,637	63,898		03/18/04	300
Scottsdale	AZ	210,000	201,637	None	None	210,000	201,637	411,637	14,448		03/18/04	300
Scottsdale	AZ	660,000	1,031,637	None	None	660,000	1,031,637	1,691,637	73,931		03/18/04	300
Sierra Vista	AZ	110,000	301,637	None	None	110,000	301,637	411,637	21,615		03/18/04	300
Tempe	AZ	620,000	1,071,637	None	None	620,000	1,071,637	1,691,637	76,798		03/18/04	300
Tempe	AZ	270,000	461,637	None	None	270,000	461,637	731,637	33,081		03/18/04	300
Tolleson	AZ	460,000	1,231,637	None	None	460,000	1,231,637	1,691,637	88,265		03/18/04	300
Tombstone	AZ	110,000	381,637	None	None	110,000	381,637	491,637	27,348		03/18/04	300
Tucson	AZ	220,000	311,637	None	None	220,000	311,637	531,637	22,331		03/18/04	300
Tucson	AZ	126,000	234,565	None	None	126,000	234,565	360,565	16,029		04/14/04	300
Unc-Tucson	AZ	240,000	341,637	None	None	240,000	341,637	581,637	24,481		03/18/04	300
Unc-Tucson	AZ	550,000	511,637	None	None	550,000	511,637	1,061,637	36,665		03/18/04	300
Wellton	AZ	120,000	291,637	None	None	120,000	291,637	411,637	20,898		03/18/04	300
Wickenburg	AZ	150,000	291,637	None	None	150,000	291,637	441,637	20,898		03/18/04	300
Manchester	CT	118,262	305,510	None	None	118,262	305,510	423,772	131,878		03/03/95	300
Vernon	CT	179,646	319,372	None	None	179,646	319,372	499,018	137,862		03/09/95	300

F17

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Westbrook	CT	98,247	373,340	None	None	98,247	373,340	471,587	161,158		03/09/95	300
Camden	DE	113,811	174,435	None	None	113,811	174,435	288,246	19,471		03/19/03	300
Camden	DE	250,528	379,165	None	None	250,528	379,165	629,693	42,333		03/19/03	300
Dewey	DE	147,465	224,665	None	None	147,465	224,665	372,130	25,080		03/19/03	300
Dover	DE	278,804	421,707	None	None	278,804	421,707	700,511	47,083		03/19/03	300
Dover	DE	367,137	554,207	None	None	367,137	554,207	921,344	61,879		03/19/03	300
Dover	DE	214,627	325,442	None	None	214,627	325,442	540,069	33,079		03/19/03	300
Dover	DE	367,425	554,884	None	None	367,425	554,884	922,309	61,955		03/19/03	300
Felton	DE	307,260	464,391	None	None	307,260	464,391	771,651	51,850		03/19/03	300
Harrington	DE	563,812	849,220	None	None	563,812	849,220	1,413,032	94,822		03/19/03	300
Milford	DE	310,049	468,575	None	None	310,049	468,575	778,624	52,317		03/19/03	300
Newcastle	DE	589,325	887,488	None	None	589,325	887,488	1,476,813	99,096		03/19/03	300
Smyrna	DE	121,774	186,436	None	None	121,774	186,436	308,210	20,811		03/19/03	300
Smyrna	DE	401,135	605,332	None	None	401,135	605,332	1,006,467	67,588		03/19/03	300
Townsend	DE	241,416	365,749	None	None	241,416	365,749	607,165	40,835		03/19/03	300
Wilmington	DE	280,682	424,525	None	None	280,682	424,525	705,207	47,398		03/19/03	300
Archer	FL	296,238	578,145	None	51	296,238	578,196	874,434	153,238		05/07/99	300
Bushnell	FL	130,000	291,637	None	None	130,000	291,637	421,637	20,898		03/18/04	300
Clearwater	FL	359,792	311,845	None	None	359,792	311,845	671,637	22,346		03/18/04	300
Cocoa	FL	323,827	287,810	None	None	323,827	287,810	611,637	20,624		03/18/04	300
Deltona	FL	140,000	321,637	None	None	140,000	321,637	461,637	23,048		03/18/04	300
Ellenton	FL	250,000	261,637	None	None	250,000	261,637	511,637	18,748		03/18/04	300
Englewood	FL	270,000	331,637	None	None	270,000	331,637	601,637	23,765		03/18/04	300
Gainesville	FL	515,834	873,187	None	None	515,834	873,187	1,389,021	231,393		05/07/99	300
Gainesville	FL	480,318	600,633	None	None	480,318	600,633	1,080,951	159,166		05/07/99	300
Gainesville	FL	347,310	694,859	None	None	347,310	694,859	1,042,169	184,136		05/07/99	300
Gainesville	FL	339,263	658,807	None	None	339,263	658,807	998,070	174,582		05/07/99	300
Gainesville	FL	351,921	552,557	None	None	351,921	552,557	904,478	146,426		05/07/99	300
Gainesville	FL	500,032	850,291	None	None	500,032	850,291	1,350,323	225,326		05/07/99	300
Homosassa Springs	FL	740000	621637	None	None	740,000	621,637	1,361,637	44,548		03/18/04	300
Hudson	FL	300,000	351,637	None	None	300,000	351,637	651,637	25,198		03/18/04	300
Intercession City	FL	161,776	319,861	None	None	161,776	319,861	481,637	22,921		03/18/04	300
Jacksonville	FL	266,111	494,206	None	None	266,111	494,206	760,317	33,771		04/01/04	300
Jacksonville Bch	FL	522,188	371,885	None	None	522,188	371,885	894,073	98,548		05/07/99	300
Key West	FL	873,700	627,937	None	None	873,700	627,937	1,501,637	44,999		03/18/04	300
Key West	FL	492,785	208,852	None	None	492,785	208,852	701,637	14,965		03/18/04	300
Lakeland	FL	527,076	464,561	None	None	527,076	464,561	991,637	33,291		03/18/04	300
Lakeland	FL	300,000	321,637	None	None	300,000	321,637	621,637	23,048		03/18/04	300
Lakeport	FL	180,342	331,295	None	None	180,342	331,295	511,637	23,740		03/18/04	300
Land O’Lakes	FL	120,000	361,637	None	None	120,000	361,637	481,637	25,915		03/18/04	300
Lutz	FL	480,000	421,637	None	None	480,000	421,637	901,637	30,215		03/18/04	300
N Ft Myers	FL	140,000	281,637	None	None	140,000	281,637	421,637	20,181		03/18/04	300
Naples	FL	150,000	301,637	None	None	150,000	301,637	451,637	21,615		03/18/04	300
Naples	FL	620,000	381,637	None	None	620,000	381,637	1,001,637	27,348		03/18/04	300
New Port Richey	FL	190,000	601,637	None	None	190,000	601,637	791,637	43,115		03/18/04	300
Okeechobee	FL	195,075	346,562	None	None	195,075	346,562	541,637	24,834		03/18/04	300
Orlando	FL	240,000	301,637	None	None	240,000	301,637	541,637	21,615		03/18/04	300

F18

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Palm Bay	FL	230,880	300,757	None	None	230,880	300,757	531,637	21,552		03/18/04	300
Palm Harbor	FL	510,000	381,637	None	None	510,000	381,637	891,637	27,348		03/18/04	300
Panama City	FL	210,000	431,637	None	None	210,000	431,637	641,637	30,931		03/18/04	300
Pensacola	FL	168,000	312,727	None	None	168,000	312,727	480,727	21,367		04/14/04	300
Port Charlotte	FL	170,000	311,637	None	None	170,000	311,637	481,637	22,331		03/18/04	300
Port Orange	FL	609,438	512,199	None	None	609,438	512,199	1,121,637	36,705		03/18/04	300
Pt Charlotte	FL	200,000	356,637	None	None	200,000	356,637	556,637	25,556		03/18/04	300
Punta Gorda	FL	400,000	511,637	None	None	400,000	511,637	911,637	36,665		03/18/04	300
Tallahassee	FL	600,000	341637	None	None	600,000	341,637	941,637	24,481		03/18/04	300
Tampa	FL	300,000	301,637	None	None	300,000	301,637	601,637	21,615		03/18/04	300
Tampa	FL	380,000	361,637	None	None	380,000	361,637	741,637	25,915		03/18/04	300
Tampa	FL	320,000	591,637	None	None	320,000	591,637	911,637	42,398		03/18/04	300
Webster	FL	640,000	1,071,637	None	None	640,000	1,071,637	1,711,637	76,798		03/18/04	300
Winter Springs	FL	150,000	291,637	None	None	150,000	291,637	441,637	20,898		03/18/04	300
Augusta	GA	620,000	383,232	None	None	620,000	383,232	1,003,232	98,996		07/22/99	300
Augusta	GA	540,000	337,853	None	None	540,000	337,853	877,853	87,274		07/22/99	300
Augusta	GA	510,000	392,929	None	None	510,000	392,929	902,929	101,502		07/22/99	300
Augusta	GA	180,000	422,020	None	None	180,000	422,020	602,020	109,019		07/22/99	300
Augusta	GA	260,000	392,171	None	None	260,000	392,171	652,171	101,308		07/22/99	300
Augusta	GA	240,000	451,637	None	None	240,000	451,637	691,637	32,365		03/18/04	300
Cahutta	GA	437,500	813,742	None	None	437,500	813,742	1,251,242	71,874		10/16/03	300
Calhoun	GA	122,500	228,742	None	None	122,500	228,742	351,242	20,199		10/16/03	300
Calhoun	GA	262,500	488,742	None	None	262,500	488,742	751,242	43,166		10/16/03	300
Chatsworth	GA	140,000	261,242	None	None	140,000	261,242	401,242	23,070		10/16/03	300
Chatsworth	GA	140,000	261,242	None	None	140,000	261,242	401,242	23,070		10/16/03	300
Chatsworth	GA	140,000	261,242	None	None	140,000	261,242	401,242	23,070		10/16/03	300
Chickamauga	GA	181,731	338,742	None	None	181,731	338,742	520,473	29,916		10/16/03	300
Dalton	GA	171,500	319,742	None	None	171,500	319,742	491,242	28,238		10/16/03	300
Dalton	GA	87,500	163,742	None	None	87,500	163,742	251,242	14,458		10/16/03	300
Dalton	GA	485,650	903,162	None	None	485,650	903,162	1,388,812	79,773		10/16/03	300
Dalton	GA	146,000	272,385	None	None	146,000	272,385	418,385	24,054		10/16/03	300
Dalton	GA	420,000	781,242	None	None	420,000	781,242	1,201,242	69,003		10/16/03	300
Dalton	GA	210,000	391,242	None	None	210,000	391,242	601,242	34,553		10/16/03	300
Dalton	GA	332,500	618,742	None	None	332,500	618,742	951,242	54,649		10/16/03	300
Dunwoody	GA	545,462	724,254	None	None	545,462	724,254	1,269,716	247,384		06/27/97	300
Euharlee	GA	262,500	488,742	None	None	262,500	488,742	751,242	43,166		10/16/03	300
Flintstone	GA	157,500	293,742	None	None	157,500	293,742	451,242	25,941		10/16/03	300
Lafayette	GA	122,500	228,742	None	None	122,500	228,742	351,242	20,199		10/16/03	300
Lithonia	GA	386,784	776,436	None	None	386,784	776,436	1,163,220	265,225		06/27/97	300
Mableton	GA	491,069	355,957	None	None	491,069	355,957	847,026	121,571		06/27/97	300
Martinez	GA	450,000	402,777	None	None	450,000	402,777	852,777	104,047		07/22/99	300
Martinez	GA	830,000	871,637	None	None	830,000	871,637	1,701,637	62,465		03/18/04	300
Norcross	GA	384,162	651,273	None	None	384,162	651,273	1,035,435	222,458		06/27/97	300
Ringgold	GA	350,000	651,242	None	None	350,000	651,242	1,001,242	57,520		10/16/03	300
Ringgold	GA	234,500	1,168,914	None	None	234,500	1,168,914	1,403,414	52,024		10/16/03	300
Ringgold	GA	385,000	716,242	None	None	385,000	716,242	1,101,242	63,262		10/16/03	300
Ringgold	GA	482,251	896,851	None	None	482,251	896,851	1,379,102	79,216		10/16/03	300

F19

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Rocky Face	GA	164,231	306,241	None	None	164,231	306,241	470,472	27,045		10/16/03	300
Rome	GA	210,000	391,242	None	None	210,000	391,242	601,242	34,553		10/16/03	300
Rome	GA	199,199	371,183	None	None	199,199	371,183	570,382	32,782		10/16/03	300
Rome	GA	201,791	375,997	None	None	201,791	375,997	577,788	33,207		10/16/03	300
Rome	GA	315,000	586,242	None	None	315,000	586,242	901,242	51,778		10/16/03	300
Rossville	GA	157,500	293,742	None	None	157,500	293,742	451,242	25,941		10/16/03	300
Stone Mountain	GA	529,383	532,429	None	None	529,383	532,429	1,061,812	181,852		06/27/97	300
Summerville	GA	66,231	124,242	None	None	66,231	124,242	190,473	10,968		10/16/03	300
Trenton	GA	129,231	241,242	None	None	129,231	241,242	370,473	21,303		10/16/03	300
Godfrey	IL	374,586	733,190	None	None	374,586	733,190	1,107,776	250,442		06/27/97	300
Granite City	IL	362,287	737,255	None	None	362,287	737,255	1,099,542	251,832		06/27/97	300
Madison	IL	173,812	625,030	None	None	173,812	625,030	798,842	213,508		06/27/97	300
New Albany	IN	181,459	289,353	None	None	181,459	289,353	470,812	124,904		03/03/95	300
New Albany	IN	262,465	331,796	None	None	262,465	331,796	594,261	143,225		03/06/95	300
Berea	KY	252,077	360,815	None	None	252,077	360,815	612,892	155,752		03/08/95	300
Elizabethtown	KY	286,106	286,106	None	None	286,106	286,106	572,212	123,502		03/03/95	300
Lebanon	KY	158,052	316,105	None	None	158,052	316,105	474,157	136,452		03/03/95	300
Louisville	KY	198,926	368,014	None	None	198,926	368,014	566,940	158,859		03/03/95	300
Louisville	KY	216,849	605,697	None	None	216,849	605,697	822,546	231,041	06/18/96	11/17/95	300
Mt. Washington	KY	327,245	479,593	None	None	327,245	479,593	806,838	175,083	12/06/96	05/31/96	300
Owensboro	KY	360,000	590,000	None	None	360,000	590,000	950,000	244,850		08/25/95	300
Alexandria	LA	170,000	371,637	None	None	170,000	371,637	541,637	26,631		03/18/04	300
Baton Rouge	LA	500,000	521,637	None	None	500,000	521,637	1,021,637	37,381		03/18/04	300
Baton Rouge	LA	210,000	361,637	None	None	210,000	361,637	571,637	25,915		03/18/04	300
Bossier City	LA	230,000	431,637	None	None	230,000	431,637	661,637	30,931		03/18/04	300
Destrehan	LA	200,000	411,637	None	None	200,000	411,637	611,637	29,498		03/18/04	300
Lafayette	LA	240,000	391,637	None	None	240,000	391,637	631,637	28,065		03/18/04	300
Shreveport	LA	192,500	358,227	None	None	192,500	358,227	550,727	24,476		04/14/04	300
Amherst	MA	110,969	639,806	(715,586)	None	110,969	(75,780)	35,189	35,189		08/18/03	300
North Reading	MA	574,601	756,174	None	None	574,601	756,174	1,330,775	71,837		08/18/03	300
Seekonk	MA	298,354	268,518	None	None	298,354	268,518	566,872	115,910		03/03/95	300
Berlin	MD	255,951	387,395	None	None	255,951	387,395	643,346	43,252		03/19/03	300
Crisfield	MD	219,704	333,024	None	None	219,704	333,024	552,728	37,180		03/19/03	300
Hebron	MD	376,251	567,844	None	None	376,251	567,844	944,095	63,402		03/19/03	300
La Plata	MD	1,017,544	2,706,729	None	None	1,017,544	2,706,729	3,724,273	365,161		08/06/02	300
Mechanicsville	MD	1,540,335	2,860,928	None	None	1,540,335	2,860,928	4,401,263	405,239		06/27/02	300
Millersville	MD	830,737	2,696,245	None	None	830,737	2,696,245	3,526,982	382,015		06/27/02	300
Flint	MI	194,492	476,504	None	None	194,492	476,504	670,996	191,396		12/21/95	300
Brandon	MS	671,486	1,247,588	None	None	671,486	1,247,588	1,919,074	27,032		06/30/05	300
Flowood	MS	437,926	813,832	None	None	437,926	813,832	1,251,758	17,634		06/30/05	300
Flowood	MS	399,972	743,347	None	None	399,972	743,347	1,143,319	16,106		06/30/05	300
Jackson	MS	329,904	613,221	None	None	329,904	613,221	943,125	13,287		06/30/05	300
Jackson	MS	540,108	1,003,600	None	None	540,108	1,003,600	1,543,708	21,745		06/30/05	300
Marion	MS	350,341	651,013	None	None	350,341	651,013	1,001,354	14,106		06/30/05	300
Meridian	MS	437,926	813,671	None	None	437,926	813,671	1,251,597	17,630		06/30/05	300
Meridian	MS	405,811	754,030	None	None	405,811	754,030	1,159,841	16,338		06/30/05	300
Meridian	MS	145,975	271,478	None	None	145,975	271,478	417,453	5,883		06/30/05	300

F20

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Meridian	MS	280,273	520,887	None	None	280,273	520,887	801,160	11,286		06/30/05	300
Meridian	MS	321,146	596,794	None	None	321,146	596,794	917,940	10,941		07/19/05	300
Newton	MS	467,121	867,891	None	None	467,121	867,891	1,335,012	18,805		06/30/05	300
Pearl	MS	544,488	1,011,733	None	None	544,488	1,011,733	1,556,221	21,921		06/30/05	300
Philadelphia	MS	472,960	878,735	None	None	472,960	878,735	1,351,695	19,040		06/30/05	300
Southaven	MS	310,000	641,637	None	None	310,000	641,637	951,637	45,981		03/18/04	300
Terry	MS	583,901	1,084,930	None	None	583,901	1,084,930	1,668,831	23,507		06/30/05	300
Waveland	MS	180,000	331,637	None	None	180,000	331,637	511,637	23,765		03/18/04	300
Aberdeen	NC	600,000	300,625	None	None	600,000	300,625	900,625	59,601		01/25/01	300
Archdale	NC	410,000	731,637	None	None	410,000	731,637	1,141,637	52,431		03/18/04	300
Charlotte	NC	300,000	291,637	None	None	300,000	291,637	591,637	20,898		03/18/04	300
Charlotte	NC	640,000	581,637	None	None	640,000	581,637	1,221,637	41,681		03/18/04	300
Durham	NC	720,000	851,637	None	None	720,000	851,637	1,571,637	61,031		03/18/04	300
Goldsboro	NC	460,000	740,625	None	None	460,000	740,625	1,200,625	146,868		01/25/01	300
Greensboro	NC	700,000	655,000	None	None	700,000	655,000	1,355,000	162,658		10/27/99	300
Greenville	NC	330,000	515,000	None	None	330,000	515,000	845,000	213,725		08/25/95	300
Jacksonville	NC	150,000	530,000	None	None	150,000	530,000	680,000	219,950		08/25/95	300
Jacksonville	NC	180,000	371,637	None	None	180,000	371,637	551,637	26,631		03/18/04	300
Jacksonville	NC	140,000	260,727	None	None	140,000	260,727	400,727	17,814		04/14/04	300
Kinston	NC	550,000	1,057,833	None	None	550,000	1,057,833	1,607,833	347,249		10/24/97	300
Raleigh	NC	740,000	791,637	None	None	740,000	791,637	1,531,637	56,731		03/18/04	300
Roxboro	NC	243,112	368,107	None	None	243,112	368,107	611,219	41,098		03/19/03	300
Winston-Salem	NC	320,000	311,637	None	None	320,000	311,637	631,637	22,331		03/18/04	300
Galloway	NJ	1,367,872	2,540,604	None	None	1,367,872	2,540,604	3,908,476	359,876		06/27/02	300
Hamilton	NJ	1,539,117	2,858,630	None	None	1,539,117	2,858,630	4,397,747	405,866		06/27/02	300
MillVille	NJ	953,891	1,771,782	None	None	953,891	1,771,782	2,725,673	250,993		06/27/02	300
Toms River	NJ	1,265,861	2,351,154	None	None	1,265,861	2,351,154	3,617,015	333,434		06/27/02	300
Toms River	NJ	982,526	1,824,961	None	None	982,526	1,824,961	2,807,487	258,184		06/27/02	300
Wall	NJ	1,459,957	2,712,264	None	None	1,459,957	2,712,264	4,172,221	366,116		08/06/02	300
Albuquerque	NM	200,000	271,637	None	None	200,000	271,637	471,637	19,465		03/18/04	300
Kingston	NY	257,763	456,042	None	None	257,763	456,042	713,805	195,338		04/06/95	300
Atwater	OH	118,555	266,748	None	None	118,555	266,748	385,303	115,146		03/03/95	300
Columbus	OH	147,296	304,411	None	None	147,296	304,411	451,707	131,404		03/03/95	300
Columbus	OH	273,085	471,693	None	None	273,085	471,693	744,778	189,463		12/21/95	300
Cuyahoga Falls	OH	321,792	358,464	None	None	321,792	358,464	680,256	154,360		03/03/95	300
Galion	OH	138,981	327,597	None	7	138,981	327,604	466,585	141,417		03/06/95	300
Groveport	OH	277,198	445,497	None	None	277,198	445,497	722,695	178,941		12/21/95	300
Perrysburg	OH	211,678	390,680	None	None	211,678	390,680	602,358	141,647	01/10/96	09/01/95	300
Streetsboro	OH	402,988	533,349	None	None	402,988	533,349	936,337	165,338	01/27/97	09/03/96	300
Tipp City	OH	355,009	588,111	None	None	355,009	588,111	943,120	187,208	01/31/97	06/27/96	300
Triffin	OH	117,017	273,040	None	None	117,017	273,040	390,057	117,862		03/07/95	300
Wadsworth	OH	266,507	496,917	None	None	266,507	496,917	763,424	164,976	11/26/96	07/01/96	300
Tulsa	OK	126,545	508,266	None	None	126,545	508,266	634,811	173,616		06/27/97	300
Aliquippa	PA	226,195	452,631	None	None	226,195	452,631	678,826	35,454		01/29/04	300
Beaver	PA	95,626	223,368	None	None	95,626	223,368	318,994	17,495		01/29/04	300
Beaver Falls	PA	92,207	230,758	None	None	92,207	230,758	322,965	18,074		01/29/04	300
Cornwells Heights	PA	569,763	387,611	None	None	569,763	387,611	957,374	40,693		05/29/03	300

F21

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Doylestown	PA	800,134	1,226,452	None	None	800,134	1,226,452	2,026,586	128,772		05/29/03	300
East Caln	PA	1,722,222	576	None	None	1,722,222	576	1,722,798	64		02/25/03	300
Lansdale	PA	1,356,324	385,761	None	None	1,356,324	385,761	1,742,085	40,499		05/29/03	300
Penndel	PA	739,487	1,003,809	None	None	739,487	1,003,809	1,743,296	105,394		05/29/03	300
Perryopolis	PA	148,953	134,299	None	None	148,953	134,299	283,252	10,518		01/29/04	300
Philadelphia	PA	808,681	256,843	None	None	808,681	256,843	1,065,524	26,963		05/29/03	300
Philadelphia	PA	425,928	167,147	None	None	425,928	167,147	593,075	17,545		05/29/03	300
Philadelphia	PA	390,342	226,919	None	None	390,342	226,919	617,261	23,821		05/29/03	300
Philadelphia	PA	541,792	236,049	None	None	541,792	236,049	777,841	24,780		05/29/03	300
Philadelphia	PA	530,018	214977	None	None	530,018	214,977	744,995	22,567		05/29/03	300
Philadelphia	PA	614,101	277,277	None	None	614,101	277,277	891,378	29,109		05/29/03	300
Philadelphia	PA	1,011,389	491,302	None	None	1,011,389	491,302	1,502,691	51,581		05/29/03	300
Philadelphia	PA	935,672	448,426	None	None	935,672	448,426	1,384,098	47,079		05/29/03	300
Philadelphia	PA	689,172	426,596	None	None	689,172	426,596	1,115,768	44,787		05/29/03	300
Philadelphia	PA	349,294	134,485	None	None	349,294	134,485	483,779	14,115		05/29/03	300
Philadelphia	PA	557,515	244,121	None	None	557,515	244,121	801,636	22,378		09/16/03	300
Pittsburgh	PA	497,668	320,170	None	None	497,668	320,170	817,838	25,078		01/29/04	300
Pittsburgh	PA	296,277	287,540	None	None	296,277	287,540	583,817	22,522		01/29/04	300
Pittsburgh	PA	395,417	474,741	None	None	395,417	474,741	870,158	37,186		01/29/04	300
Pittsburgh	PA	118,118	231,108	None	None	118,118	231,108	349,226	18,101		01/29/04	300
South Park	PA	252,247	435,940	None	None	252,247	435,940	688,187	34,147		01/29/04	300
Southampton	PA	783,279	163,721	None	None	783,279	163,721	947,000	17,185		05/29/03	300
Valencia	PA	440,565	278,492	None	None	440,565	278,492	719,057	21,813		01/29/04	300
Verona	PA	171,411	257,358	None	None	171,411	257,358	428,769	20,158		01/29/04	300
Willow Grove	PA	329,934	73,123	None	None	329,934	73,123	403,057	7,672		05/29/03	300
Aiken	SC	320,000	432,527	None	None	320,000	432,527	752,527	111,732		07/22/99	300
Aiken	SC	330,000	472,679	None	None	330,000	472,679	802,679	122,105		07/22/99	300
Aiken	SC	560,000	543,588	None	None	560,000	543,588	1,103,588	140,421		07/22/99	300
Aiken	SC	360,000	542,982	None	None	360,000	542,982	902,982	140,266		07/22/99	300
Aiken	SC	540,000	388,058	None	None	540,000	388,058	928,058	100,244		07/22/99	300
Aiken	SC	250,000	251,770	None	None	250,000	251,770	501,770	65,038		07/22/99	300
Belvedere	SC	490,000	463,080	None	None	490,000	463,080	953,080	119,624		07/22/99	300
Columbia	SC	150,000	450,000	None	None	150,000	450,000	600,000	186,750		08/25/95	300
Columbia	SC	520,000	471,637	None	None	520,000	471,637	991,637	33,798		03/18/04	300
Goose Creek	SC	150,000	241,637	None	None	150,000	241,637	391,637	17,315		03/18/04	300
Greenville	SC	390,000	462,847	None	None	390,000	462,847	852,847	119,564		07/22/99	300
Greenville	SC	300,000	402,392	None	None	300,000	402,392	702,392	103,948		07/22/99	300
Greenville	SC	370,000	432,695	None	None	370,000	432,695	802,695	111,776		07/22/99	300
Greenville	SC	620,000	483,604	None	None	620,000	483,604	1,103,604	124,925		07/22/99	300
Greenville	SC	680,000	423,604	None	None	680,000	423,604	1,103,604	109,425		07/22/99	300
Greer	SC	400,000	502,879	None	None	400,000	502,879	902,879	129,906		07/22/99	300
Hilton Head	SC	500,000	691,637	None	None	500,000	691,637	1,191,637	49,565		03/18/04	300
Hilton Head Islnd	SC	185,500	344,510	None	None	185,500	344,510	530,010	23,541		04/14/04	300
Irmo	SC	690,000	461,637	None	None	690,000	461,637	1,151,637	33,081		03/18/04	300
Jackson	SC	170,000	632,626	None	None	170,000	632,626	802,626	163,424		07/22/99	300
John’s Isle	SC	170,000	350,000	None	None	170,000	350,000	520,000	145,250		08/25/95	300
Lexington	SC	255,000	545,000	None	None	255,000	545,000	800,000	226,175		08/25/95	300

F22

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Lexington	SC	640,000	563,891	None	None	640,000	563,891	1,203,891	145,666		07/22/99	300
Lexington	SC	540,000	563,588	None	None	540,000	563,588	1,103,588	145,588		07/22/99	300
Lexington	SC	360,000	843,891	None	None	360,000	843,891	1,203,891	217,999		07/22/99	300
N. Augusta	SC	400,000	452,777	None	None	400,000	452,777	852,777	116,963		07/22/99	300
N. Charleston	SC	400,000	650,000	None	None	400,000	650,000	1,050,000	269,750		08/25/95	300
North Augusta	SC	330,000	481,637	None	None	330,000	481,637	811,637	34,515		03/18/04	300
North Augusta	SC	490,000	1,221,637	None	None	490,000	1,221,637	1,711,637	87,548		03/18/04	300
Orangeburg	SC	320,000	691,637	None	None	320,000	691,637	1,011,637	49,565		03/18/04	300
Simpsonville	SC	530,000	573,485	None	None	530,000	573,485	1,103,485	148,145		07/22/99	300
Spartanburg	SC	470,000	432,879	None	None	470,000	432,879	902,879	111,822		07/22/99	300
Summerville	SC	115,000	515,000	None	None	115,000	515,000	630,000	213,725		08/25/95	300
Summerville	SC	297,500	553,227	None	None	297,500	553,227	850,727	37,801		04/14/04	300
W. Columbia	SC	410,000	693,574	None	None	410,000	693,574	1,103,574	179,168		07/22/99	300
West Aiken	SC	400,000	402,665	None	None	400,000	402,665	802,665	104,018		07/22/99	300
West Columbia	SC	336,000	624,727	None	None	336,000	624,727	960,727	42,687		04/14/04	300
Arrington	TN	385,000	716,242	None	None	385,000	716,242	1,101,242	63,262		10/16/03	300
Athens	TN	175,000	326242	None	None	175,000	326,242	501,242	28,812		10/16/03	300
Athens	TN	124,179	231,860	None	None	124,179	231,860	356,039	20,475		10/16/03	300
Benton	TN	192,500	358,742	None	None	192,500	358,742	551,242	31,683		10/16/03	300
Chattanooga	TN	181,731	338,741	None	None	181,731	338,741	520,472	29,916		10/16/03	300
Chattanooga	TN	168,000	313,242	None	None	168,000	313,242	481,242	27,663		10/16/03	300
Chattanooga	TN	175,000	326242	(79,571)	None	175,000	246,671	421,671	22,854		10/16/03	300
Chattanooga	TN	159,979	298346	None	None	159,979	298,346	458,325	26,348		10/16/03	300
Chattanooga	TN	105,000	196,242	None	None	105,000	196,242	301,242	17,328		10/16/03	300
Chattanooga	TN	271,250	504992	None	None	271,250	504,992	776,242	44,601		10/16/03	300
Chattanooga	TN	245,000	456242	None	None	245,000	456,242	701,242	40,295		10/16/03	300
Chattanooga	TN	297,500	553742	None	None	297,500	553,742	851,242	48,908		10/16/03	300
Chattanooga	TN	323,750	653023	None	None	323,750	653,023	976,773	54,149		10/16/03	300
Chattanooga	TN	280,000	521242	None	None	280,000	521,242	801,242	46,037		10/16/03	300
Chattanooga	TN	257,250	478,992	None	None	257,250	478,992	736,242	42,305		10/16/03	300
Chattanooga	TN	283,209	527,201	None	None	283,209	527,201	810,410	46,563		10/16/03	300
Chattanooga	TN	542,500	1,008,742	None	None	542,500	1,008,742	1,551,242	89,099		10/16/03	300
Chattanooga	TN	332,500	618,742	None	None	332,500	618,742	951,242	54,649		10/16/03	300
Chattanooga	TN	175,000	326,242	None	None	175,000	326,242	501,242	28,812		10/16/03	300
Cleveland	TN	110,009	205545	None	None	110,009	205,545	315,554	18,150		10/16/03	300
Cleveland	TN	227,500	423742	None	None	227,500	423,742	651,242	37,424		10/16/03	300
Cleveland	TN	280,000	521,242	None	None	280,000	521,242	801,242	46,037		10/16/03	300
Cleveland	TN	245,000	456,242	None	None	245,000	456,242	701,242	40,295		10/16/03	300
Cleveland	TN	157,500	293,742	None	None	157,500	293,742	451,242	25,941		10/16/03	300
Cleveland	TN	122,500	228,742	None	None	122,500	228,742	351,242	20,199		10/16/03	300
Cleveland	TN	300,373	559,077	None	None	300,373	559,077	859,450	49,379		10/16/03	300
Dayton	TN	262,500	488,742	None	None	262,500	488,742	751,242	43,166		10/16/03	300
Decatur	TN	181,731	338,742	None	None	181,731	338,742	520,473	29,916		10/16/03	300
Dunlap	TN	315,000	586,242	None	None	315,000	586,242	901,242	51,778		10/16/03	300
Etowah	TN	192,500	358,742	None	None	192,500	358,742	551,242	31,683		10/16/03	300
Gallatin	TN	525,000	976,242	None	None	525,000	976,242	1,501,242	86,228		10/16/03	300
Harrison	TN	484,313	900,680	None	None	484,313	900,680	1,384,993	79,554		10/16/03	300

F23

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Hixson	TN	513,215	954,355	None	None	513,215	954,355	1,467,570	84,295		10/16/03	300
Hixson	TN	94,500	176,742	None	None	94,500	176,742	271,242	15,606		10/16/03	300
Hixson	TN	300,373	559,077	None	None	300,373	559,077	859,450	49,379		10/16/03	300
Kimball	TN	332,500	618,742	None	None	332,500	618,742	951,242	54,649		10/16/03	300
La Vergne	TN	340,000	650,000	None	None	340,000	650,000	990,000	269,750		08/25/95	300
LeVergne	TN	577,500	1,073,742	(15,745)	None	577,500	1,057,997	1,635,497	94,841		10/16/03	300
Manchester	TN	266,119	495,463	None	None	266,119	495,463	761,582	43,760		10/16/03	300
Manchester	TN	281,675	524,352	None	None	281,675	524,352	806,027	46,312		10/16/03	300
Manchester	TN	319,846	595,242	None	None	319,846	595,242	915,088	52,573		10/16/03	300
Monteagle	TN	271,173	504,849	None	None	271,173	504,849	776,022	44,589		10/16/03	300
Mt. Juliet	TN	397,128	738,764	None	None	397,128	738,764	1,135,892	65,251		10/16/03	300
Murfreesboro	TN	549,500	1,021,742	None	None	549,500	1,021,742	1,571,242	90,248		10/16/03	300
Murfreesboro	TN	467,810	870,032	None	None	467,810	870,032	1,337,842	76,847		10/16/03	300
Murfreesboro	TN	300,373	559,077	None	None	300,373	559,077	859,450	49,379		10/16/03	300
Nashville	TN	498,628	927,264	None	None	498,628	927,264	1,425,892	81,902		10/16/03	300
Ocoee	TN	119,792	223,713	(11,239)	None	119,792	212,474	332,266	19,755		10/16/03	300
Ooltewah	TN	234,231	436,241	None	None	234,231	436,241	670,472	38,528		10/16/03	300
Ooltewah	TN	700,000	1,301,242	(190,623)	None	700,000	1,110,619	1,810,619	109,445		10/16/03	300
Ooltewah	TN	105,000	196,242	None	None	105,000	196,242	301,242	17,328		10/16/03	300
Red Bank	TN	350,000	651242	None	None	350,000	651,242	1,001,242	57,520		10/16/03	300
Red Bank	TN	300,373	559,077	(39,679)	None	300,373	519,398	819,771	49,379		10/16/03	300
Royal	TN	320,229	595,953	None	None	320,229	595,953	916,182	52,636		10/16/03	300
Smyrna	TN	315,000	586,242	None	None	315,000	586,242	901,242	49,824		10/16/03	300
Smyrna	TN	426,466	793,251	None	None	426,466	793,251	1,219,717	70,064		10/16/03	300
Soddy Daisy	TN	297,500	553,732	None	None	297,500	553,732	851,232	48,907		10/16/03	300
Soddy Daisy	TN	350,000	651,242	None	None	350,000	651,242	1,001,242	57,520		10/16/03	300
Soddy Daisy	TN	245,000	456,242	None	None	245,000	456,242	701,242	40,295		10/16/03	300
Sweetwater	TN	122,500	228,742	None	None	122,500	228,742	351,242	20,199		10/16/03	300
Sweetwater	TN	339,231	631,242	None	None	339,231	631,242	970,473	55,753		10/16/03	300
Sweetwater	TN	133,000	248,242	None	None	133,000	248,242	381,242	21,922		10/16/03	300
Chatham	VA	347,728	525,031	None	None	347,728	525,031	872,759	58,621		03/19/03	300
Chesapeake	VA	225,000	400,366	None	None	225,000	400,366	625,366	6,006		08/18/05	300
Collinsville	VA	84,465	130,137	None	None	84,465	130,137	214,602	14,525		03/19/03	300
Danville	VA	149,276	227,333	None	None	149,276	227,333	376,609	25,378		03/19/03	300
Danville	VA	83,644	128,884	None	None	83,644	128,884	212,528	14,385		03/19/03	300
Danville	VA	266,722	403,501	None	None	266,722	403,501	670,223	45,050		03/19/03	300
Franklin	VA	536,667	863,699	None	None	536,667	863,699	1,400,366	12,956		08/18/05	300
Hampton	VA	433,985	459,108	None	None	433,985	459,108	893,093	141,547		04/17/98	300
Highland Springs	VA	396,720	598,547	None	None	396,720	598,547	995,267	66,830		03/19/03	300
Martinsville	VA	246,820	373,653	None	None	246,820	373,653	620,473	41,717		03/19/03	300
Martinsville	VA	83,521	128,706	None	None	83,521	128,706	212,227	14,365		03/19/03	300
Midlothian	VA	325,000	302,872	None	None	325,000	302,872	627,872	101,415		08/21/97	300
Newport News	VA	490,616	605,304	None	None	490,616	605,304	1,095,920	157,293		04/17/98	300
Richmond	VA	700,000	400,740	None	None	700,000	400,740	1,100,740	123,554		04/17/98	300
Richmond	VA	700,000	440,965	None	None	700,000	440,965	1,140,965	135,955		04/17/98	300
Richmond	VA	400,000	250,875	None	None	400,000	250,875	650,875	77,344		04/17/98	300
Richmond	VA	1,000,000	740	None	None	1,000,000	740	1,000,740	221		04/17/98	300

F24

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Richmond	VA	700,000	100,695	None	None	700,000	100,695	800,695	31,041		04/17/98	300
Richmond	VA	1,144,841	3,371,146	None	None	1,144,841	3,371,146	4,515,987	453,264		08/22/02	300
Richmond	VA	298,227	451,014	None	None	298,227	451,014	749,241	50,356		03/19/03	300
Richmond	VA	329,698	498,015	None	None	329,698	498,015	827,713	55,604		03/19/03	300
Richmond	VA	213,982	324,659	None	None	213,982	324,659	538,641	36,246		03/19/03	300
Richmond	VA	482,735	727,776	None	None	482,735	727,776	1,210,511	81,261		03/19/03	300
Richmond	VA	350,453	529,365	None	None	350,453	529,365	879,818	59,105		03/19/03	300
Richmond	VA	323,496	488,918	None	None	323,496	488,918	812,414	54,588		03/19/03	300
Richmond	VA	278,443	421,584	None	None	278,443	421,584	700,027	47,070		03/19/03	300
Roanoke	VA	325,000	575,366	None	None	325,000	575,366	900,366	8,631		08/15/05	300
Sandston	VA	152,535	232,528	None	None	152,535	232,528	385,063	25,958		03/19/03	300
South Boston	VA	160,893	244,778	None	None	160,893	244,778	405,671	27,326		03/19/03	300
Stafford	VA	271,865	601,997	None	None	271,865	601,997	873,862	217,722		12/20/96	300
Staunton	VA	675,000	1,000,366	None	None	675,000	1,000,366	1,675,366	15,006		08/18/05	300
Suffolk	VA	700,000	1,000,366	None	None	700,000	1,000,366	1,700,366	15,006		08/18/05	300
Troutville	VA	575,000	975,366	None	None	575,000	975,366	1,550,366	14,631		08/18/05	300
Virginia Beach	VA	1,194,560	2,218,773	None	None	1,194,560	2,218,773	3,413,333	314,311		06/27/02	300
Warrenton	VA	515,971	649,125	None	None	515,971	649,125	1,165,096	234,767		12/20/96	300
Williamsburg	VA	838,172	1,556,910	None	None	838,172	1,556,910	2,395,082	220,486		06/27/02	300
Wytheville	VA	1,222,535	1,577,830	None	None	1,222,535	1,577,830	2,800,365	23,667		08/18/05	300
Yorktown	VA	309,435	447,144	None	None	309,435	447,144	756,579	137,854		04/17/98	300

Craft and Novelty
Cutler Ridge	FL	743,498	657,485	68,215	35,192	743,498	760,892	1,504,390	224,573		12/31/98	300
Rockford	IL	159,587	618,398	None	22,550	159,587	640,948	800,535	234,738		11/26/96	300
Stony Brook	NY	980,000	1,801,586	None	None	980,000	1,801,586	2,781,586	501,430		01/11/99	300
Pleasant Hills	PA	631,084	1,172,563	None	None	631,084	1,172,563	1,803,647	146,568		11/01/02	300

Drug Stores
Montgomery	AL	1,150,000	1,479,627	None	None	1,150,000	1,479,627	2,629,627	51,795		02/09/05	300
Colorado Springs	CO	1,025,000	1,645,371	None	None	1,025,000	1,645,371	2,670,371	57,579		02/09/05	300
Ft. Collins	CO	1,100,000	1,385,014	None	None	1,100,000	1,385,014	2,485,014	48,467		02/09/05	300
Casselberry	FL	1,075,020	1,664,284	None	None	1,075,020	1,664,284	2,739,304	485,444		09/30/98	300
Adel	GA	500,000	1,056,116	None	None	500,000	1,056,116	1,556,116	29,917		04/29/05	300
Blackshear	GA	430,000	1,005,393	None	None	430,000	1,005,393	1,435,393	28,480		04/29/05	300
Bowdon	GA	410,000	1,010,615	None	None	410,000	1,010,615	1,420,615	28,628		04/29/05	300
Cairo	GA	330,000	1,152,243	None	None	330,000	1,152,243	1,482,243	32,641		04/29/05	300
Quitman	GA	730,000	856,586	None	None	730,000	856,586	1,586,586	29,972		02/09/05	300
Woodstock	GA	930,000	1,035,544	None	None	930,000	1,035,544	1,965,544	29,340		04/29/05	300
Blackfoot	ID	560,000	1,932,186	None	None	560,000	1,932,186	2,492,186	67,618		02/09/05	300
Burley	ID	700,000	2,011,543	None	None	700,000	2,011,543	2,711,543	70,395		02/09/05	300
Chubbuck	ID	890,000	1,267,183	None	None	890,000	1,267,183	2,157,183	44,343		02/09/05	300
Carson City	NV	800,000	2,770,950	None	None	800,000	2,770,950	3,570,950	96,975		02/09/05	300
Reno	NV	1,100,000	2,602,911	None	None	1,100,000	2,602,911	3,702,911	91,093		02/09/05	300
Reno	NV	850,000	2,306,647	None	None	850,000	2,306,647	3,156,647	80,724		02/09/05	300
Sparks	NV	1,000,000	2,271,513	None	None	1,000,000	2,271,513	3,271,513	79,494		02/09/05	300
Sun Valley	NV	550,000	2,678,380	None	None	550,000	2,678,380	3,228,380	93,735		02/09/05	300

F25

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Cortland	OH	1,440,000	1,364,725	None	None	1,440,000	1,364,725	2,804,725	47,757		02/09/05	300
Madison	OH	580,000	1,272,742	None	None	580,000	1,272,742	1,852,742	36,055		04/29/05	300
Warren	OH	960,000	1,326,083	None	None	960,000	1,326,083	2,286,083	46,404		02/09/05	300
Warren	OH	800,000	1,241,503	None	None	800,000	1,241,503	2,041,503	43,444		02/09/05	300
Willowick	OH	530,000	1,241,308	None	None	530,000	1,241,308	1,771,308	35,165		04/29/05	300
Delmont	PA	720,000	1,246,023	None	None	720,000	1,246,023	1,966,023	43,602		02/09/05	300
Girard (7)	PA	0	1,542,187	None	None	—	1,542,187	1,542,187	50,848		02/09/05	300
Johnstown	PA	250,000	2,593,436	None	None	250,000	2,593,436	2,843,436	90,762		02/09/05	300
Johnstown	PA	600,000	2,010,255	None	None	600,000	2,010,255	2,610,255	70,350		02/09/05	300
Murrysville	PA	710,000	1,666,912	None	None	710,000	1,666,912	2,376,912	58,330		02/09/05	300
Slippery Rock (7)	PA	0	1,507,821	None	None	—	1,507,821	1,507,821	49,755		02/09/05	300

Entertainment
Riverside	CA	4,000,000	130	None	None	4,000,000	130	4,000,130	16		07/05/02	300
Vista	CA	2,300,000	22	None	None	2,300,000	22	2,300,022	6		03/31/99	300
Dania	FL	8,272,080	1,713	None	None	8,272,080	1,713	8,273,793	442		03/31/99	300
Marietta	GA	1,500,000	768	None	None	1,500,000	768	1,500,768	124		06/29/01	300
Norcross	GA	1,600,000	768	None	None	1,600,000	768	1,600,768	124		06/29/01	300
Greensboro	NC	7,800,000	463	None	None	7,800,000	463	7,800,463	56		07/05/02	300
Flanders	NJ	2,222,205	890	None	3,458	2,222,205	4,348	2,226,553	789		06/29/99	300
Brookhaven	NY	1,500,000	745	None	None	1,500,000	745	1,500,745	192		07/23/99	300
Riverhead	NY	6,200,000	744	None	None	6,200,000	744	6,200,744	192		07/23/99	300

Equipment Rental Services
Lake Worth	FL	679,079	1,262,568	None	None	679,079	1,262,568	1,941,647	124,153		07/03/03	300
Lewisville	TX	1,010,134	1,877,384	None	None	1,010,134	1,877,384	2,887,518	184,609		07/03/03	300

Financial Services
Colorado Springs	CO	313,250	695,730	40,500	47,692	313,250	783,922	1,097,172	566,022		03/10/87	300
Clearwater	FL	476,179	725,023	6,500	45,395	476,179	776,918	1,253,097	228,167		12/31/98	300
Orlando	FL	532,556	140,030	None	None	532,556	140,030	672,586	9		12/15/05	300
Blue Springs	MO	222,569	494,333	None	93	222,569	494,426	716,995	316,222		07/31/89	300

General Merchandise
Monte Vista	CO	47,652	582,159	None	None	47,652	582,159	629,811	163,988		12/23/98	300
Groveland	FL	101,782	189,258	None	None	101,782	189,258	291,040	51,412		03/31/99	300
Garnett	KS	59,690	518,121	None	None	59,690	518,121	577,811	145,951		12/23/98	300
Caledonia	MN	89,723	559,300	None	None	89,723	559,300	649,023	157,553		12/23/98	300
Long Prarie	MN	88,892	553,997	None	None	88,892	553,997	642,889	156,057		12/23/98	300
Paynesvile	MN	49,483	525,406	None	None	49,483	525,406	574,889	148,004		12/23/98	300
Spring Valley	MN	69,785	579,238	None	None	69,785	579,238	649,023	163,169		12/23/98	300
Warroad	MN	70,000	580,000	None	None	70,000	580,000	650,000	163,367		12/23/98	300
Mayville	ND	59,333	565,562	None	None	59,333	565,562	624,895	159,331		12/23/98	300
Bloomfield	NM	59,559	616,252	None	None	59,559	616,252	675,811	173,591		12/23/98	300
Colorado City	TX	92,535	505,276	None	None	92,535	505,276	597,811	142,333		12/23/98	300
Midland	TX	544,075	1,322,431	None	None	544,075	1,322,431	1,866,506	416,453		02/02/98	300

F26

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Grocery Stores
Cloverdale	CA	1,505,000	2,795,321	None	None	1,505,000	2,795,321	4,300,321	256,237		09/30/03	300
Fortuna	CA	1,190,000	2,210,308	None	None	1,190,000	2,210,308	3,400,308	202,611		09/30/03	300
Boulder	CO	426,675	1,199,508	None	91,660	426,675	1,291,168	1,717,843	975,659		01/05/84	180
Central Point	OR	840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	143,028		09/30/03	300
Phoenix	OR	840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	143,028		09/30/03	300
Sheboygan	WI	1,513,216	4,427,968	7,220	11,686	1,513,216	4,446,874	5,960,090	1,133,321	06/03/99	08/24/98	300

Health and Fitness
Paradise Valley	AZ	2,608,389	3,418,783	None	None	2,608,389	3,418,783	6,027,172	529,877	06/06/02	06/26/01	300
Diamond Bar	CA	3,038,879	4,338,722	None	None	3,038,879	4,338,722	7,377,601	1,076,929	03/21/00	09/29/98	300
Norco	CA	1,247,243	3,807,569	None	None	1,247,243	3,807,569	5,054,812	880,080	12/13/00	06/29/99	300
Casselberry	FL	1,979,598	8,256,394	14,554	287,166	1,979,598	8,558,114	10,537,712	1,696,228	12/30/03	05/31/95	300
Coral Springs	FL	891,496	2,798,204	None	25	891,496	2,798,229	3,689,725	805,784	11/03/98	03/30/98	300
Miami	FL	3,115,101	4,439,526	None	25	3,115,101	4,439,551	7,554,652	990,587	05/19/00	06/07/99	300
Oakland Park	FL	2,800,000	2,196,480	None	None	2,800,000	2,196,480	4,996,480	300,377	07/06/01	03/27/01	300
Orlando	FL	2,144,778	3,755,905	None	None	2,144,778	3,755,905	5,900,683	322,487	08/07/03	11/26/02	300
Pembroke Pines	FL	1,714,388	4,387,824	None	25	1,714,388	4,387,849	6,102,237	893,476	12/11/00	10/01/99	300
Cypress	TX	1,417,377	1,875,977	None	None	1,417,377	1,875,977	3,293,354	175	In Progress	09/14/05	300
Dallas	TX	5,293,733	745,281	None	None	5,293,733	745,281	6,039,014	87	In Progress	11/09/05	300
Fort Worth	TX	1,445,901	5,277,886	None	None	1,445,901	5,277,886	6,723,787	1,175,825		06/30/99	300
Keller	TX	1,478,222	5,495,726	None	None	1,478,222	5,495,726	6,973,948	661	In Progress	12/16/04	300
McKinney	TX	1,805,460	5,930,965	None	None	1,805,460	5,930,965	7,736,425	413	In Progress	04/20/05	300
Plano	TX	3,178,115	5,615,940	None	None	3,178,115	5,615,940	8,794,055	525	In Progress	04/22/05	300

Home Furnishings
Danbury	CT	630,171	3,621,163	41,456	172	630,171	3,662,791	4,292,962	1,214,885		09/30/97	300
Brandon	FL	430,000	1,020,608	None	None	430,000	1,020,608	1,450,608	307,881		06/26/98	300
Jupiter	FL	1,698,316	3,209,801	None	None	1,698,316	3,209,801	4,908,117	722,162		05/03/00	300
Tampa	FL	685,000	885,624	None	None	685,000	885,624	1,570,624	267,161		06/26/98	300
Tampa	FL	494,763	767,737	71,880	1,870	494,763	841,487	1,336,250	287,873		12/31/98	300
Titusville	FL	176,459	579,793	None	170	176,459	579,963	756,422	211,711		11/26/96	300
West Palm Beach	FL	347,651	706,081	69,111	32,441	347,651	807,633	1,155,284	227,843		12/31/98	300
Rome	GA	254,902	486,812	None	136	254,902	486,948	741,850	177,748		11/26/96	300
Davenport	IA	270,000	930,689	None	None	270,000	930,689	1,200,689	280,756		06/26/98	300
Joilet	IL	440,000	910,689	None	None	440,000	910,689	1,350,689	274,722		06/26/98	300
Wichita	KS	430,000	740,725	None	None	430,000	740,725	1,170,725	223,450		06/26/98	300
Alexandria	LA	400,000	810,608	None	None	400,000	810,608	1,210,608	244,531		06/26/98	300
Monroe	LA	450,000	835,608	None	None	450,000	835,608	1,285,608	252,073		06/26/98	300
Shreveport	LA	525,000	725,642	None	None	525,000	725,642	1,250,642	218,900		06/26/98	300
Battle Creek	MI	485,000	895,689	None	None	485,000	895,689	1,380,689	270,197		06/26/98	300
Eden Prairie	MN	500,502	1,055,244	None	None	500,502	1,055,244	1,555,746	290,156		02/26/99	300
Hattiesburg	MS	300,000	660,608	None	None	300,000	660,608	960,608	199,281		06/26/98	300
Ridgeland	MS	281,867	769,890	None	None	281,867	769,890	1,051,757	262,961		06/27/97	300
Omaha	NE	1,956,296	3,949,402	None	None	1,956,296	3,949,402	5,905,698	1,375,483		04/04/97	300
Henderson	NV	1,268,655	3,109,995	None	None	1,268,655	3,109,995	4,378,650	1,031,275		09/26/97	300
Staten Island	NY	3,190,883	2,569,802	None	862	3,190,883	2,570,664	5,761,547	801,211		03/26/98	300

F27

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Lancaster	OH	250,000	830,689	None	None	250,000	830,689	1,080,689	250,589		06/26/98	300
Altoona	PA	455,000	745,694	None	None	455,000	745,694	1,200,694	224,949		06/26/98	300
Erie	PA	510,000	900,689	None	None	510,000	900,689	1,410,689	271,706		06/26/98	300
Muncy	PA	315,000	835,648	None	None	315,000	835,648	1,150,648	252,085		06/26/98	300
Whitehall	PA	515,525	1,146,868	None	None	515,525	1,146,868	1,662,393	345,970		06/30/98	300
Columbia	SC	600,000	900,725	None	None	600,000	900,725	1,500,725	271,716		06/26/98	300
Jackson	TN	380,000	750,608	None	None	380,000	750,608	1,130,608	226,431		06/26/98	300
Memphis	TN	804,262	1,432,520	None	400	804,262	1,432,920	2,237,182	489,549		06/30/97	300
Abilene	TX	400,000	680,616	None	None	400,000	680,616	1,080,616	205,317		06/26/98	300
Arlington	TX	475,069	1,374,167	None	79	475,069	1,374,246	1,849,315	483,125		03/26/97	300
Cedar Park	TX	253,591	827,237	None	285	253,591	827,522	1,081,113	290,839		03/10/97	300
Houston	TX	867,767	687,042	None	179	867,767	687,221	1,554,988	241,499		03/07/97	300
Plainview	TX	125,000	734,558	40,000	21,682	125,000	796,240	921,240	376,407		01/24/84	180
San Antonio	TX	323,451	637,991	47,914	34,151	323,451	720,056	1,043,507	242,824		12/31/98	300
Spring	TX	1,794,872	1,810,069	None	None	1,794,872	1,810,069	3,604,941	600,155		09/29/97	300
Webster	TX	283,604	538,002	2,470	None	283,604	540,472	824,076	184,517		06/12/97	300
Eau Claire	WI	260,000	820,689	None	None	260,000	820,689	1,080,689	247,572		06/26/98	300
La Crosse	WI	372,883	877,812	None	None	372,883	877,812	1,250,695	264,804		06/26/98	300

Home Improvements
Lawndale	CA	667,007	1,238,841	None	None	667,007	1,238,841	1,905,848	348,939		12/31/98	300
Los Angeles	CA	902,494	1,676,204	None	None	902,494	1,676,204	2,578,698	472,129		12/31/98	300
Los Angeles	CA	163,668	304,097	None	None	163,668	304,097	467,765	85,652		12/31/98	300
Van Nuys	CA	750,293	1,393,545	None	None	750,293	1,393,545	2,143,838	392,513		12/31/98	300
West Covina	CA	311,040	577,733	None	None	311,040	577,733	888,773	162,727		12/31/98	300
Orange Park	FL	478,314	618,348	None	280	478,314	618,628	1,096,942	174,340		12/31/98	300
Pensacola	FL	419,842	1,899,287	52,000	34,745	419,842	1,986,032	2,405,874	702,989		11/26/96	300
Des Moines	IA	225,771	682,604	None	None	225,771	682,604	908,375	189,984		01/29/99	300
Broadview	IL	345,166	641,739	None	None	345,166	641,739	986,905	180,767		12/31/98	300
Springfield	IL	219,859	630,595	None	15,699	219,859	646,294	866,153	230,492		11/26/96	300
Baltimore	MD	171,320	318,882	None	None	171,320	318,882	490,202	89,829		12/31/98	300
Rochester	NY	158,168	294,456	None	None	158,168	294,456	452,624	82,949		12/31/98	300
Carrolton	TX	201,569	374,342	None	None	201,569	374,342	575,911	30,571		12/05/03	300
Mesquite	TX	1,049,287	1,949,085	134,528	75,903	1,049,287	2,159,516	3,208,803	317,192		03/28/02	300
Pasadena	TX	147,535	274,521	None	None	147,535	274,521	422,056	77,326		12/31/98	300
Plano	TX	363,851	676,249	None	None	363,851	676,249	1,040,100	190,479		12/31/98	300
San Antonio	TX	367,890	683,750	None	None	367,890	683,750	1,051,640	192,592		12/31/98	300
Chesapeake	VA	144,014	649,869	None	11,754	144,014	661,623	805,637	528,824		12/22/86	300

Motor Vehicle Delaerships
Golden	CO	4,004,339	1,602,070	None	None	4,004,339	1,602,070	5,606,409	88,113		08/25/04	300
Longmont	CO	2,502,092	6,906,609	None	None	2,502,092	6,906,609	9,408,701	379,863		08/25/04	300
Clermont	FL	575,725	2,671,316	None	None	575,725	2,671,316	3,247,041	111,305		12/31/04	300
Snellville	GA	1,137,266	2,788,702	None	None	1,137,266	2,788,702	3,925,968	23,239		10/25/05	300
Woodstock	GA	2,509,102	2,509,993	None	None	2,509,102	2,509,993	5,019,095	20,917		10/25/05	300
Island Lake	IL	2,107,134	5,419,814	None	None	2,107,134	5,419,814	7,526,948	225,825		12/31/04	300
Colfax	NC	1,125,979	2,196,033	None	None	1,125,979	2,196,033	3,322,012	89,087		12/31/04	300

F28

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Statesville	NC	2,353,825	4,159,645	None	None	2,353,825	4,159,645	6,513,470	134,951		05/13/04	300
Chichester	NH	578,314	4,243,733	None	None	578,314	4,243,733	4,822,047	178,058		10/01/04	300
Green	OH	715,953	498,234	None	None	715,953	498,234	1,214,187	132	In Progress	01/20/05	300
Connellsville	PA	264,670	587,843	None	1,523	264,670	589,366	854,036	419,813		08/17/87	300
Columbia	SC	1,145,120	31,285	None	None	1,145,120	31,285	1,176,405	991		03/03/05	300
Myrtle Beach	SC	4,099,824	2,080,941	None	None	4,099,824	2,080,941	6,180,765	65,896		03/03/05	300
Spartanburg	SC	1,234,815	3,111,921	None	None	1,234,815	3,111,921	4,346,736	97,313		03/03/05	300
Katy	TX	1,347,454	8,570,117	None	None	1,347,454	8,570,117	9,917,571	570	In Progress	01/24/05	300

Office Supplies
Lakewood	CA	1,398,387	3,098,607	None	None	1,398,387	3,098,607	4,496,994	1,110,259		01/29/97	300
Riverside	CA	1,410,177	1,659,850	None	None	1,410,177	1,659,850	3,070,027	550,451		09/17/97	300
Casselberry	FL	0	1,277,112	None	None	—	1,277,112	1,277,112	6,378	In Progress	01/25/05	300
Hutchinson	KS	269,964	1,704,013	None	None	269,964	1,704,013	1,973,977	582,125		06/25/97	300
Salina	KS	240,423	1,829,837	None	None	240,423	1,829,837	2,070,260	625,106		06/25/97	300
Sikeston	MO	409,114	2,005,416	None	None	409,114	2,005,416	2,414,530	317,512		01/24/02	300
Helena	MT	564,241	1,503,118	400	None	564,241	1,503,518	2,067,759	513,456		06/09/97	300
Asheboro	NC	465,557	2,176,416	14,908	None	465,557	2,191,324	2,656,881	682,657		03/27/98	300
Westbury	NY	3,808,076	2,377,932	None	None	3,808,076	2,377,932	6,186,008	788,433		09/29/97	300
New Philiadelphia	OH	726,636	1,650,672	7,960	None	726,636	1,658,632	2,385,268	570,125		05/30/97	300

Pet Supplies and Services
Tampa	FL	347,794	905,248	46,000	14,357	347,794	965,605	1,313,399	269,330		12/31/98	300
Duluth	GA	361,058	1,591,629	None	None	361,058	1,591,629	1,952,687	383,762	01/27/99	09/29/98	300
Marrietta	GA	495,412	1,526,370	None	None	495,412	1,526,370	2,021,782	351,372	05/28/99	09/29/98	300
Indianapolis	IN	427,000	1,296,901	None	None	427,000	1,296,901	1,723,901	292,610	03/10/00	01/19/99	300
Sudbury	MA	543,038	2,477,213	None	None	543,038	2,477,213	3,020,251	539,926	11/12/99	09/30/98	300
Tyngsborough	MA	312,204	1,222,522	None	None	312,204	1,222,522	1,534,726	368,787		06/12/98	300
Matthews	NC	610,177	1,394,743	None	None	610,177	1,394,743	2,004,920	416,098		07/17/98	300
North Plainfield	NJ	985,430	1,590,447	None	None	985,430	1,590,447	2,575,877	395,872		09/24/98	300
Albuquerque	NM	684,036	874,914	300,000	42,875	684,036	1,217,789	1,901,825	319,798		12/31/98	300
Dickson City	PA	659,790	1,880,722	None	None	659,790	1,880,722	2,540,512	642,345		06/20/97	300
Clarksville	TN	290,775	395,870	None	109	290,775	395,979	686,754	144,547		11/26/96	300

Private Education
Broomfield	CO	107,000	403,080	10,338	13,118	107,000	426,536	533,536	409,589		01/12/83	180
Coconut Creek	FL	310,111	1,243,682	None	None	310,111	1,243,682	1,553,793	317,426	08/02/99	12/01/98	300
Las Vegas	NV	1,080,444	3,346,772	None	None	1,080,444	3,346,772	4,427,216	1,042,981		03/04/98	300
Chantilly	VA	688,917	3,208,607	None	None	688,917	3,208,607	3,897,524	781,915	05/07/99	09/30/98	300
Kingstowne	VA	300,000	1,191,396	None	None	300,000	1,191,396	1,491,396	264,394	08/22/00	11/08/99	300

Restaurants
Atmore	AL	272,044	505,636	None	None	272,044	505,636	777,680	88,481		08/31/01	300
Clanton	AL	230,036	427,391	None	None	230,036	427,391	657,427	74,791		08/31/01	300
Demopolis	AL	251,349	466,972	None	None	251,349	466,972	718,321	81,718		08/31/01	300
Fort Payne	AL	303,056	563,001	None	None	303,056	563,001	866,057	98,523		08/31/01	300
Gardendale	AL	398,669	740,568	None	None	398,669	740,568	1,139,237	129,597		08/31/01	300

F29

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Hoover	AL	251,434	467,185	None	None	251,434	467,185	718,619	81,754		08/31/01	300
Bentonville	AR	377,086	700,582	None	None	377,086	700,582	1,077,668	122,598		08/31/01	300
Hope	AR	288,643	536,715	None	None	288,643	536,715	825,358	93,916		08/31/01	300
Little Rock	AR	317,000	589,377	None	None	317,000	589,377	906,377	103,132		08/31/01	300
Siloam Springs	AR	190,000	352,808	None	None	190,000	352,808	542,808	114,652		11/20/97	300
Glendale	AZ	624,761	895,976	None	100	624,761	896,076	1,520,837	350,981		03/06/96	300
Goodyear	AZ	794,360	681,976	None	None	794,360	681,976	1,476,336	115	In Progress	04/08/05	300
Surprise	AZ	681,288	1,008,310	None	None	681,288	1,008,310	1,689,598	34,058	In Progress	04/16/04	300
Tucson	AZ	107,393	497,904	None	308	107,393	498,212	605,605	420,269		01/17/86	300
Yuma	AZ	236,121	541,651	None	None	236,121	541,651	777,772	165,200		05/28/98	300
Barstow	CA	689,842	690,204	Nione	None	689,842	690,204	1,380,046	201,312		09/24/98	300
Livermore	CA	662,161	823,242	None	None	662,161	823,242	1,485,403	240,116		09/23/98	300
Northridge	CA	—	—	None	102	—	102	102	20		04/01/70	300
Rancho Cucamonga	CA	95,192	441,334	None	129	95,192	441,463	536,655	369,626		12/20/85	300
Riverside	CA	90,000	170,394	135,301	55	90,000	305,750	395,750	188,379		12/09/76	300
Sacramento	CA	386,793	417,290	None	None	386,793	417,290	804,083	124,491		07/31/98	300
San Dimas	CA	240,562	445,521	46,026	None	240,562	491,547	732,109	450,124		03/12/81	180
San Ramon	CA	406,000	1,126,930	None	None	406,000	1,126,930	1,532,930	1,126,930		12/08/83	180
Colorado Springs	CO	152,000	704,736	None	262	152,000	704,998	856,998	569,323		09/30/86	300
Denver	CO	540,250	1,132,439	None	None	540,250	1,132,439	1,672,689	44,733	08/09/04	03/29/04	300
Lakewood	CO	1,606,511	4,156	None	None	1,606,511	4,156	1,610,667	382	10/01/03	12/31/02	300
Parker	CO	778,054	1,238,047	None	None	778,054	1,238,047	2,016,101	117	In Progress	02/23/05	300
Danbury	CT	548,459	284,639	None	None	548,459	284,639	833,098	46,015		12/19/01	300
Glastonbury	CT	452,291	293,214	None	None	452,291	293,214	745,505	47,401		12/19/01	300
Manchester	CT	458,386	458,639	None	None	458,386	458,639	917,025	74,145		12/19/01	300
Unionville	CT	167,740	316,672	None	None	167,740	316,672	484,412	51,194		12/19/01	300
Waterbury	CT	521,021	705,163	None	None	521,021	705,163	1,226,184	114,000		12/19/01	300
Casselberry	FL	403,900	897,075	None	134	403,900	897,209	1,301,109	555,747		12/29/89	300
Chipley	FL	270,439	502,655	None	None	270,439	502,655	773,094	87,959		08/31/01	300
DeFuniak	FL	269,554	501,010	None	None	269,554	501,010	770,564	87,671		08/31/01	300
Jacksonville	FL	150,210	693,445	None	None	150,210	693,445	843,655	588,331		09/13/85	300
Jacksonville	FL	143,299	664,373	None	None	143,299	664,373	807,672	557,260		12/13/85	300
Land O’ Lakes	FL	770,136	751,981	None	None	770,136	751,981	1,522,117	117	In Progress	03/24/05	300
Orlando	FL	230,000	1,066,339	None	277	230,000	1,066,616	1,296,616	896,559		11/18/85	300
Orlando	FL	209,800	972,679	None	273	209,800	972,952	1,182,752	790,384		08/15/86	300
Orlando	FL	600,000	949,489	None	None	600,000	949,489	1,549,489	251,836	05/27/99	12/18/98	300
Oviedo	FL	204,200	911,338	None	None	204,200	911,338	1,115,538	211,281		08/24/99	300
Oviedo	FL	456,108	847,515	None	None	456,108	847,515	1,303,623	4,238		11/21/05	300
Palm Bay	FL	330,000	556,668	None	None	330,000	556,668	886,668	151,349	02/17/99	12/29/98	300
Albany	GA	326,690	607,105	None	None	326,690	607,105	933,795	1,012		12/21/05	300
Garden City	GA	197,225	438,043	32,125	390	197,225	470,558	667,783	284,740		04/20/89	300
Hinesville	GA	172,611	383,376	None	3,845	172,611	387,221	559,832	268,640		12/22/87	300
Lithonia	GA	89,220	413,647	None	1,096	89,220	414,743	503,963	365,257		01/04/85	300
Savannah	GA	143,993	345,548	None	3,900	143,993	349,448	493,441	242,170		12/22/87	300
Savannah	GA	165,409	367,380	None	3,900	165,409	371,280	536,689	257,457		12/22/87	300
Statesboro	GA	201,250	446,983	None	3,503	201,250	450,486	651,736	280,297		11/14/89	300
Stone Mountain	GA	215,940	1,001,188	51,876	1,742	215,940	1,054,806	1,270,746	834,447		10/30/86	300

F30

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Thomasville	GA	300,211	557,931	None	None	300,211	557,931	858,142	930		12/21/05	300
Washington	GA	292,628	543,862	None	None	292,628	543,862	836,490	95,170		08/31/01	300
Waycross	GA	223,475	415,421	None	None	223,475	415,421	638,896	692		12/21/05	300
Altoona	IA	654,179	1,390,504	None	None	654,179	1,390,504	2,044,683	156	In Progress	12/30/04	300
Ankeny	IA	100,000	349,218	25,075	543	100,000	374,836	474,836	355,772		07/28/83	180
Cedar Falls	IA	208,411	387,642	None	None	208,411	387,642	596,053	646		12/21/05	300
Cedar Rapids	IA	125,076	232,877	None	None	125,076	232,877	357,953	388		12/21/05	300
Oelwein	IA	84,244	157,046	None	None	84,244	157,046	241,290	262		12/21/05	300
Boise	ID	190,894	423,981	None	250	190,894	424,231	615,125	290,169		05/17/88	300
Boise	ID	161,352	334,041	None	250	161,352	334,291	495,643	223,294		10/07/88	300
Nampa	ID	74,156	343,820	None	250	74,156	344,070	418,226	274,312		12/31/86	300
Rexburg	ID	90,760	420,787	None	131	90,760	420,918	511,678	353,785		11/25/85	300
Alton	IL	225,785	419,315	None	747	225,785	420,062	645,847	280,513		10/18/88	300
Centralia	IL	225,966	420,244	None	None	225,966	420,244	646,210	700		12/21/05	300
Fairview Heights	IL	660,652	1,227,321	None	None	660,652	1,227,321	1,887,973	6,137		11/21/05	300
Lincoln	IL	206,532	383,970	None	None	206,532	383,970	590,502	67,189		08/31/01	300
Oswego	IL	953,394	1,168,365	None	None	953,394	1,168,365	2,121,759	91	In Progress	06/24/05	300
Peoria	IL	662,460	1,060,577	None	None	662,460	1,060,577	1,723,037	39,612	10/13/04	06/15/04	300
Rock Island	IL	138,463	257,737	None	None	138,463	257,737	396,200	430		12/21/05	300
Anderson	IN	197,523	438,706	None	None	197,523	438,706	636,229	298,723		03/25/88	300
Elkhart	IN	496,306	922,168	None	None	496,306	922,168	1,418,474	4,611		11/21/05	300
Evansville	IN	136,738	254,535	None	None	136,738	254,535	391,273	424		12/21/05	300
Goshen	IN	115,000	533,165	None	1,242	115,000	534,407	649,407	435,167		07/07/86	300
Jasper	IN	129,919	241,870	None	None	129,919	241,870	371,789	403		12/21/05	300
Marion	IN	426,384	792,314	None	None	426,384	792,314	1,218,698	1,321		12/13/05	300
Muncie	IN	136,400	632,380	8,000	13,335	136,400	653,715	790,115	534,831		03/18/86	300
Muncie	IN	67,156	149,157	None	None	67,156	149,157	216,313	103,002		03/30/88	300
Muncie	IN	644,177	1,196,786	None	None	644,177	1,196,786	1,840,963	5,984		11/21/05	300
New Castle	IN	246,192	320,572	None	None	246,192	320,572	566,764	231,585		01/07/87	300
Newburgh	IN	161,193	299,950	None	None	161,193	299,950	461,143	500		12/21/05	300
South Bend	IN	133,200	617,545	None	19,347	133,200	636,892	770,092	528,307		04/28/86	300
Washington	IN	155,856	290,039	None	None	155,856	290,039	445,895	483		12/21/05	300
Westfield	IN	213,341	477,300	None	None	213,341	477,300	690,641	296,605		12/21/89	300
Derby	KS	96,060	445,359	None	None	96,060	445,359	541,419	375,845		10/29/85	300
El Dorado	KS	87,400	405,206	None	7	87,400	405,213	492,613	334,582		04/10/86	300
Wichita	KS	98,000	454,350	None	53	98,000	454,403	552,403	369,155		08/08/86	300
Bowling Green	KY	685,246	1,273,002	None	None	685,246	1,273,002	1,958,248	6,365		11/21/05	300
Lexington	KY	122,200	490,200	None	None	122,200	490,200	612,400	391,692		12/03/86	300
Lexington	KY	655,085	1,216,983	None	None	655,085	1,216,983	1,872,068	6,085		11/21/05	300
Paducah	KY	673,551	1,251,276	None	None	673,551	1,251,276	1,924,827	6,256		11/21/05	300
Alexandria	LA	143,000	662,985	None	15,164	143,000	678,149	821,149	565,960		01/17/86	300
Jennings	LA	107,120	496,636	None	147	107,120	496,783	603,903	419,169		10/17/85	300
Natchitoches	LA	291,675	541,890	None	None	291,675	541,890	833,565	94,828		08/31/01	300
Shreveport	LA	359,268	667,417	None	None	359,268	667,417	1,026,685	116,795		08/31/01	300
Attleboro	MA	369,815	693,655	None	None	369,815	693,655	1,063,470	112,139		12/19/01	300
Brockton	MA	298,359	272,297	None	None	298,359	272,297	570,656	44,020		12/19/01	300
Hanover	MA	397,203	281,202	None	None	397,203	281,202	678,405	45,459		12/19/01	300

F31

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Palmer	MA	141,524	598,480	None	None	141,524	598,480	740,004	96,753		12/19/01	300
Peabody	MA	529,555	222,590	None	None	529,555	222,590	752,145	35,984		12/19/01	300
Pittsfield	MA	286,241	950,022	None	None	286,241	950,022	1,236,263	153,585		12/19/01	300
South Weymouth	MA	351,472	296,284	None	None	351,472	296,284	647,756	47,898		12/19/01	300
Springfield	MA	280,920	337,325	None	None	280,920	337,325	618,245	54,533		12/19/01	300
Springfield	MA	230,030	865,572	None	None	230,030	865,572	1,095,602	139,932		12/19/01	300
Springfield	MA	227,207	958,444	None	None	227,207	958,444	1,185,651	154,947		12/19/01	300
Stoneham	MA	397,544	191,717	None	None	397,544	191,717	589,261	30,993		12/19/01	300
Swansea	MA	173,853	488,699	None	None	173,853	488,699	662,552	79,005		12/19/01	300
Westboro	MA	335,191	424,534	None	None	335,191	424,534	759,725	68,631		12/19/01	300
Weymouth	MA	360,727	194,556	None	None	360,727	194,556	555,283	31,452		12/19/01	300
La Plata	MD	120,140	557,000	None	406	120,140	557,406	677,546	467,279		12/03/85	300
Flint	MI	827,853	0	None	None	827,853	—	827,853	—		04/13/95	300
Roseville	MN	281,600	1,305,560	None	189	281,600	1,305,749	1,587,349	1,153,257		12/18/84	300
Belton	MO	89,328	418,187	22,270	887	89,328	441,344	530,672	373,469		12/18/84	300
Bolivar	MO	237,094	440,596	None	None	237,094	440,596	677,690	77,101		08/31/01	300
Carthage	MO	85,020	394,175	None	293	85,020	394,468	479,488	330,736		12/03/85	300
Fulton	MO	210,199	466,861	None	179	210,199	467,040	677,239	334,557		07/30/87	300
Hazelwood	MO	157,117	725,327	(104,329)	25,204	157,117	646,202	803,319	625,831		08/28/85	300
Mt. Vernon	MO	160,000	282,586	None	None	160,000	282,586	442,586	91,830		11/20/97	300
Nevada	MO	222,552	494,296	None	1,780	222,552	496,076	718,628	355,558		07/30/87	300
Ozark	MO	140,000	292,482	None	None	140,000	292,482	432,482	95,047		11/20/97	300
Sedalia	MO	269,798	599,231	11,556	None	269,798	610,787	880,585	386,440		07/31/89	300
St. Charles	MO	175,413	809,791	None	10,173	175,413	819,964	995,377	698,629		08/28/85	300
St. Charles	MO	695,121	1,001,878	None	1,175	695,121	1,003,053	1,698,174	402,127	12/22/95	03/16/95	300
St. Joseph	MO	107,648	496,958	None	269	107,648	497,227	604,875	421,735		09/04/85	300
St. Robert	MO	329,242	611,728	None	None	329,242	611,728	940,970	107,049		08/31/01	300
Sullivan	MO	85,500	396,400	(40,743)	14,003	85,500	369,660	455,160	344,285		12/27/84	300
Columbus	MS	128,409	238,642	None	None	128,409	238,642	367,051	398		12/21/05	300
Columbus	MS	117,411	218,217	None	None	117,411	218,217	335,628	364		12/21/05	300
Forest	MS	106,457	197,873	None	None	106,457	197,873	304,330	330		12/21/05	300
Fulton	MS	239,686	445,337	None	None	239,686	445,337	685,023	77,931		08/31/01	300
Greenville	MS	311,324	578,378	None	None	311,324	578,378	889,702	101,213		08/31/01	300
Indianola	MS	270,639	502,822	None	None	270,639	502,822	773,461	87,991		08/31/01	300
Newton	MS	284,350	528,311	None	None	284,350	528,311	812,661	92,451		08/31/01	300
Pearl	MS	334,822	621,994	None	None	334,822	621,994	956,816	108,846		08/31/01	300
West Point	MS	87,859	163,335	None	None	87,859	163,335	251,194	272		12/21/05	300
Fayetteville	NC	116,240	538,919	14,425	111	116,240	553,455	669,695	476,139		12/20/84	300
Wilkesboro	NC	183,050	406,562	None	None	183,050	406,562	589,612	291,308		07/24/87	300
Winston Salem	NC	126,423	235,181	None	None	126,423	235,181	361,604	392		12/21/05	300
Winston-Salem	NC	353,239	656,427	None	None	353,239	656,427	1,009,666	114,869		08/31/01	300
Devils Lake	ND	150,390	279,798	None	None	150,390	279,798	430,188	466		12/21/05	300
Fargo	ND	217,057	403,609	None	None	217,057	403,609	620,666	673		12/21/05	300
Jamestown	ND	136,523	254,045	None	None	136,523	254,045	390,568	423		12/21/05	300
Minot	ND	153,870	286,260	None	None	153,870	286,260	440,130	477		12/21/05	300
Bellevue	NE	0	979,755	None	None	—	979,755	979,755	98	In Progress	02/24/05	300
Omaha	NE	592,716	1,085,013	None	None	592,716	1,085,013	1,677,729	182	05/05/05	12/21/04	300

F32

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Papillion	NE	654,788	978,343	None	None	654,788	978,343	1,633,131	130	03/09/05	01/12/05	300
Keene	NH	253,769	310,470	None	None	253,769	310,470	564,239	50,191		12/19/01	300
Laconia	NH	330,520	467,594	None	None	330,520	467,594	798,114	75,593		12/19/01	300
Manchester	NH	266,337	486,676	None	None	266,337	486,676	753,013	78,678		12/19/01	300
North Conway	NH	473,031	607,020	None	None	473,031	607,020	1,080,051	98,133		12/19/01	300
Rochester	NH	262,059	695,771	None	None	262,059	695,771	957,830	112,481		12/19/01	300
Bloomfield	NJ	556,520	260,498	None	None	556,520	260,498	817,018	42,112		12/19/01	300
Bricktown	NJ	297,264	243,581	None	None	297,264	243,581	540,845	39,377		12/19/01	300
Fairlawn	NJ	341,922	198,320	None	None	341,922	198,320	540,242	32,060		12/19/01	300
Hackettstown	NJ	307,186	525,142	None	None	307,186	525,142	832,328	84,896		12/19/01	300
Hillsdale	NJ	398,221	204,106	None	None	398,221	204,106	602,327	32,996		12/19/01	300
Midland Park	NJ	476,002	254,594	None	None	476,002	254,594	730,596	41,158		12/19/01	300
Morris Plains	NJ	366,982	188,123	None	None	366,982	188,123	555,105	30,412		12/19/01	300
Albuquerque	NM	732,059	1,018,018	None	None	732,059	1,018,018	1,750,077	150	05/26/05	01/19/05	300
Carmel	NY	266,619	707,819	None	None	266,619	707,819	974,438	114,429		12/19/01	300
East Northport	NY	459,700	459,699	None	None	459,700	459,699	919,399	32,945		03/10/04	300
Fulton	NY	294,009	653,006	None	2,095	294,009	655,101	949,110	458,062		12/24/87	300
Glenville	NY	156,724	246,502	None	None	156,724	246,502	403,226	39,849		12/19/01	300
Middletown	NY	242,459	796,905	None	None	242,459	796,905	1,039,364	128,831		12/19/01	300
Mineola	NY	560,740	408,558	None	None	560,740	408,558	969,298	29,280		03/10/04	300
Mt. Kisco	NY	164,973	385,189	None	None	164,973	385,189	550,162	62,271		12/19/01	300
Watertown	NY	139,199	645,355	None	None	139,199	645,355	784,554	523,373		08/18/86	300
Williamsville	NY	935,355	896,819	5,342	89,289	935,355	991,450	1,926,805	433,677		05/31/95	300
Akron	OH	723,347	17	None	67	723,347	84	723,431	45		12/22/94	300
Stow	OH	317,546	712,455	None	1,904	317,546	714,359	1,031,905	499,654		12/31/87	300
Bixby	OK	145,791	271,268	None	None	145,791	271,268	417,059	452		12/21/05	300
Broken Arrow	OK	245,000	369,002	None	None	245,000	369,002	614,002	118,693		12/12/97	300
Checotah	OK	153,232	285,088	None	None	153,232	285,088	438,320	475		12/21/05	300
Idabel	OK	214,244	398,545	None	None	214,244	398,545	612,789	69,737		08/31/01	300
Norman (6)	OK	734,335	0	335,097	21	734,335	335,118	1,069,453	1,677	09/29/95	06/05/95	300
Oklahoma City	OK	759,826	0	None	8	759,826	8	759,834	1		07/06/95	300
Owasso	OK	327,043	607,645	None	None	327,043	607,645	934,688	106,334		08/31/01	300
Tahlequah	OK	224,982	418,337	None	None	224,982	418,337	643,319	697		12/21/05	300
Tulsa	OK	295,993	549,981	None	None	295,993	549,981	845,974	96,243		08/31/01	300
Hermiston	OR	85,560	396,675	7,975	156	85,560	404,806	490,366	350,960		12/18/84	300
Lake Oswego	OR	175,899	815,508	None	3	175,899	815,511	991,410	737,367		05/16/84	300
Salem	OR	198,540	440,964	None	3	198,540	440,967	639,507	283,446		05/23/89	300
Gettysburg	PA	289,040	809,676	None	None	289,040	809,676	1,098,716	130,896		12/19/01	300
Lancaster	PA	170,304	413,960	None	None	170,304	413,960	584,264	66,922		12/19/01	300
Lancaster	PA	276,251	460,784	None	None	276,251	460,784	737,035	74,492		12/19/01	300
Lansdale	PA	255,864	256,229	None	None	255,864	256,229	512,093	41,422		12/19/01	300
Warminster	PA	294,111	343,494	None	None	294,111	343,494	637,605	55,530		12/19/01	300
Westerly	RI	485,230	569,890	None	None	485,230	569,890	1,055,120	92,131		12/19/01	300
Chamberlain	SD	139,587	259,449	None	None	139,587	259,449	399,036	432		12/21/05	300
Madison	SD	112,143	208,482	None	None	112,143	208,482	320,625	347		12/21/05	300
Rapid City	SD	197,967	367,869	None	None	197,967	367,869	565,836	613		12/21/05	300
Spearfish	SD	142,114	264,143	None	None	142,114	264,143	406,257	440		12/21/05	300

F33

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Watertown	SD	197,559	367,112	None	None	197,559	367,112	564,671	612		12/21/05	300
Winner	SD	115,591	214,885	None	None	115,591	214,885	330,476	358		12/21/05	300
Brownsville	TN	289,379	538,081	None	None	289,379	538,081	827,460	94,155		08/31/01	300
Jackson	TN	126,158	234,460	None	None	126,158	234,460	360,618	391		12/21/05	300
Memphis	TN	405,274	1,060,680	None	36,538	405,274	1,097,218	1,502,492	472,719	06/30/95	03/17/95	300
Millington	TN	285,613	530,630	None	None	285,613	530,630	816,243	92,858		08/31/01	300
Morristown	TN	182,935	340,132	None	None	182,935	340,132	523,067	567		12/21/05	300
Ripley	TN	231,552	430,232	None	None	231,552	430,232	661,784	75,288		08/31/01	300
Allen	TX	165,000	306,771	None	None	165,000	306,771	471,771	79,249	07/09/99	05/28/99	300
Austin	TX	699,395	828,449	None	None	699,395	828,449	1,527,844	52	In Progress	09/15/05	300
Bedford	TX	919,303	98,231	None	None	919,303	98,231	1,017,534	98,231		12/27/94	300
Crockett	TX	90,780	420,880	None	11	90,780	420,891	511,671	352,454		12/17/85	300
Dallas	TX	242,025	479,170	None	None	242,025	479,170	721,195	272,314		06/25/91	300
Dallas	TX	742,507	0	None	275	742,507	275	742,782	71		04/13/95	300
El Campo	TX	98,060	454,631	None	141	98,060	454,772	552,832	382,246		11/25/85	300
Ennis	TX	173,250	384,793	None	None	173,250	384,793	558,043	269,453		12/28/87	300
Fort Worth	TX	223,195	492,067	None	None	223,195	492,067	715,262	289,878		06/26/91	300
Ft. Worth	TX	423,281	382,059	None	None	423,281	382,059	805,340	166,196		02/10/95	300
Gainesville	TX	89,220	413,644	20,713	19	89,220	434,376	523,596	367,303		12/18/84	300
Hillsboro	TX	75,992	352,316	6,801	181	75,992	359,298	435,290	317,270		08/01/84	300
Houston	TX	194,994	386,056	None	None	194,994	386,056	581,050	219,397		06/25/91	300
Houston	TX	184,175	364,636	None	None	184,175	364,636	548,811	207,224		06/25/91	300
Irving	TX	1,500,411	2,156	None	None	1,500,411	2,156	1,502,567	248		02/05/03	300
Killeen	TX	262,500	583,014	None	14,398	262,500	597,412	859,912	429,425		05/29/87	300
Live Oak	TX	727,956	1,074,544	None	None	727,956	1,074,544	1,802,500	98	In Progress	06/01/05	300
Lufkin	TX	105,904	490,998	None	5	105,904	491,003	596,907	415,010		10/08/85	300
Lufkin	TX	128,842	239,585	None	None	128,842	239,585	368,427	399		12/21/05	300
Lumberton	TX	111,146	206,720	None	None	111,146	206,720	317,866	345		12/21/05	300
Mesquite	TX	134,940	625,612	None	92	134,940	625,704	760,644	517,757		03/20/86	300
Mesquite	TX	729,596	120,820	None	None	729,596	120,820	850,416	120,820		12/23/94	300
Mexia	TX	93,620	434,046	None	5	93,620	434,051	527,671	363,480		12/18/85	300
New Braunfels	TX	185,500	411,997	None	476	185,500	412,473	597,973	300,725		03/26/87	300
New Braunfels	TX	860,262	296,388	None	None	860,262	296,388	1,156,650	36	In Progress	10/12/05	300
Orange	TX	93,560	433,768	None	339	93,560	434,107	527,667	363,898		12/10/85	300
Plano	TX	2,420,222	769	None	None	2,420,222	769	2,420,991	108	03/12/03	06/27/02	300
Porter	TX	227,067	333,031	None	None	227,067	333,031	560,098	144,869		02/09/95	300
Rowlett	TX	126,933	585,986	None	92	126,933	586,078	713,011	497,166		09/06/85	300
San Antonio	TX	835,431	1,062,648	None	None	835,431	1,062,648	1,898,079	104	In Progress	06/24/05	300
San Antonio	TX	690,443	1,057,766	None	None	690,443	1,057,766	1,748,209	105	In Progress	06/27/05	300
Santa Fe	TX	304,414	623,331	None	None	304,414	623,331	927,745	194,213		03/23/98	300
Sealy	TX	197,871	391,753	None	None	197,871	391,753	589,624	222,635		06/25/91	300
Stafford	TX	214,024	423,733	None	None	214,024	423,733	637,757	240,809		06/26/91	300
Temple	TX	302,505	291,414	None	None	302,505	291,414	593,919	126,765		02/09/95	300
Texarkana	TX	311,263	578,266	None	None	311,263	578,266	889,529	101,194		08/31/01	300
Vidor	TX	146,291	271,990	None	None	146,291	271,990	418,281	453		12/21/05	300
Waxahachie	TX	326,935	726,137	None	17,025	326,935	743,162	1,070,097	510,904		12/29/87	300
Cedar City	UT	130,000	296,544	10,839	1,714	130,000	309,097	439,097	299,378		08/04/83	180

F34

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Sandy	UT	635,945	884,792	None	148	635,945	884,940	1,520,885	355,481		12/22/95	300
Colonial Heights	VA	350,000	425,146	None	None	350,000	425,146	775,146	51,726		12/26/02	300
Bennington	VT	118,823	673,551	None	None	118,823	673,551	792,374	108,889		12/19/01	300
Oak Harbor	WA	275,940	612,874	43,694	15,303	275,940	671,871	947,811	451,708		07/16/87	300
Spokane	WA	479,531	646,719	None	None	479,531	646,719	1,126,250	201,508		03/27/98	300
Tacoma	WA	198,857	921,947	None	1,860	198,857	923,807	1,122,664	834,720		05/29/84	300
Grafton	WI	149,778	332,664	None	None	149,778	332,664	482,442	235,107		10/29/87	300
Sturgeon Bay	WI	214,865	477,221	None	6,605	214,865	483,826	698,691	335,274		12/01/87	300
Oak Hill	WV	85,860	398,069	None	668	85,860	398,737	484,597	351,911		12/28/84	300
Laramie	WY	210,000	466,417	None	None	210,000	466,417	676,417	285,779		03/12/90	300

Shoe Stores
Little Rock	AR	1,079,232	2,594,956	24,875	217	1,079,232	2,620,048	3,699,280	776,100		07/21/98	300
Houston	TX	1,096,376	2,300,690	None	286	1,096,376	2,300,976	3,397,352	763,072		09/05/97	300

Sporting Goods
Anchorage	AK	1,486,000	5,045,244	None	None	1,486,000	5,045,244	6,531,244	849,274		10/17/01	300
Fresno	CA	1,650,000	3,321,244	None	None	1,650,000	3,321,244	4,971,244	559,068		10/17/01	300
Daytona Beach	FL	608,790	2,557,564	None	None	608,790	2,557,564	3,166,354	214,652	09/10/03	04/18/03	300
Fort Meyers	FL	1,695,000	2,025,554	None	None	1,695,000	2,025,554	3,720,554	340,965		10/17/01	300
Gainesville	FL	1,296,000	2,234,554	None	None	1,296,000	2,234,554	3,530,554	376,146		10/17/01	300
Melbourne	FL	994,000	4,076,554	None	None	994,000	4,076,554	5,070,554	686,216		10/17/01	300
Orlando	FL	1,197,000	2,573,554	None	None	1,197,000	2,573,554	3,770,554	433,211		10/17/01	300
Geneva	IL	2,082,000	1,838,888	None	None	2,082,000	1,838,888	3,920,888	309,540		10/17/01	300
Bowie	MD	2,084,000	3,046,888	None	None	2,084,000	3,046,888	5,130,888	512,887		10/17/01	300
Glendale	NY	5,559,686	4,447,566	None	None	5,559,686	4,447,566	10,007,252	185,315		12/29/04	300
Mechanicsburg	PA	2,101,415	3,902,912	None	None	2,101,415	3,902,912	6,004,327	643,980		11/08/01	300
El Paso	TX	700,000	2,501,244	None	None	700,000	2,501,244	3,201,244	421,034		10/17/01	300
Fredericksburg	VA	1,941,000	2,979,888	None	None	1,941,000	2,979,888	4,920,888	501,609		10/17/01	300

Theaters
Fairbanks	AK	2,586,879	9,575	None	None	2,586,879	9,575	2,596,454	1,931		09/27/00	300
Huntsville	AL	2,810,868	14,308	None	None	2,810,868	14,308	2,825,176	2,885		09/27/00	300
Naples	FL	2,618,441	8,979,199	None	None	2,618,441	8,979,199	11,597,640	1,900,577		09/27/00	300
Chamblee	GA	4,329,404	14,942	None	None	4,329,404	14,942	4,344,346	2,825		09/27/00	300
Edwardsville	IL	4,270,500	9,070,885	None	None	4,270,500	9,070,885	13,341,385	105,817		09/28/05	300
Lake in the Hills	IL	3,297,566	9,364,286	None	None	3,297,566	9,364,286	12,661,852	109,240		09/28/05	300
Marion	IL	832,500	3,499,885	None	None	832,500	3,499,885	4,332,385	40,822		09/28/05	300
Mattoon	IL	543,183	5,110,193	None	None	543,183	5,110,193	5,653,376	59,609		09/28/05	300
Pekin	IL	1,575,231	9,183,100	None	None	1,575,231	9,183,100	10,758,331	107,126		09/28/05	300
Rockford	IL	4,270,500	16,675,954	None	None	4,270,500	16,675,954	20,946,454	194,543		09/28/05	300
Springfield	IL	3,151,838	10,404,452	None	None	3,151,838	10,404,452	13,556,290	121,376		09/28/05	300
Bloomington	IN	2,498,642	7,934,745	None	None	2,498,642	7,934,745	10,433,387	92,562		09/28/05	300
Columbus	IN	1,999,812	7,234,361	None	None	1,999,812	7,234,361	9,234,173	84,391		09/28/05	300
Indianapolis	IN	2,700,395	15,344,815	None	None	2,700,395	15,344,815	18,045,210	179,013		09/28/05	300
Terre Haute	IN	1,249,321	9,835,885	None	None	1,249,321	9,835,885	11,085,206	114,742		09/28/05	300
Coon Rapids	MN	2,460,040	14,964,514	None	None	2,460,040	14,964,514	17,424,554	174,576		09/28/05	300

F35

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Inver Grove	MN	2,863,272	15,274,237	None	None	2,863,272	15,274,237	18,137,509	178,190		09/28/05	300
Poplar Bluff	MO	1,106,618	4,872,502	None	None	1,106,618	4,872,502	5,979,120	56,836		09/28/05	300
Rockaway	NJ	8,634,576	1,827,612	None	None	8,634,576	1,827,612	10,462,188	1,545	In Progress	04/13/05	300
Binghamton	NY	2,700,000	5,570,505	None	None	2,700,000	5,570,505	8,270,505	64,989		09/29/05	300
Akron	OH	1,511,018	1,386	None	None	1,511,018	1,386	1,512,404	279		09/27/00	300
Columbus	OH	2,103,351	5,161,550	None	None	2,103,351	5,161,550	7,264,901	645,181		11/01/02	300
Hillsboro	OR	4,915,032	16,377	None	None	4,915,032	16,377	4,931,409	3,303		09/27/00	300
Portland	OR	2,793,001	9,942	None	None	2,793,001	9,942	2,802,943	2,005		09/27/00	300
Laredo	TX	2,161,477	753,635	None	None	2,161,477	753,635	2,915,112	285	In Progress	08/09/05	300
Longview	TX	2,887,500	5,363,826	None	None	2,887,500	5,363,826	8,251,326	8,940		12/21/05	300
Glen Allen	VA	1,314,065	9,748,457	None	None	1,314,065	9,748,457	11,062,522	2,063,387		09/27/00	300
Sterling	VA	4,546,305	33,325	None	None	4,546,305	33,325	4,579,630	6,159		09/27/00	300
Marysville	WA	1,988,142	0	None	None	1,988,142	—	1,988,142	—		07/27/00	300

Travel Plazas
Baltimore	MD	1,740,080	4,580,068	None	None	1,740,080	4,580,068	6,320,148	443,451	12/24/03	04/01/03	300

Video Rental
Birmingham	AL	392,795	865,115	None	None	392,795	865,115	1,257,910	286,871		09/30/97	300
Southington	CT	399,562	1,009,125	None	None	399,562	1,009,125	1,408,687	284,241		12/29/98	300
Port St. Lucie	FL	612,695	701,759	None	4	612,695	701,763	1,314,458	195,502	12/09/98	09/08/98	300
Tampa	FL	401,874	933,768	None	None	401,874	933,768	1,335,642	300,360		12/23/97	300
Atlanta	GA	652,551	763,360	None	None	652,551	763,360	1,415,911	215,034		12/18/98	300
Brunswick	GA	290,369	788,880	None	None	290,369	788,880	1,079,249	253,751		12/31/97	300
Norcross	GA	431,284	724,037	None	None	431,284	724,037	1,155,321	237,661		10/01/97	300
Plainfield	IN	453,645	908,485	None	None	453,645	908,485	1,362,130	289,086		01/30/98	300
Topeka	KS	285,802	966,286	None	None	285,802	966,286	1,252,088	310,820		12/19/97	300
Wichita	KS	289,714	797,856	None	None	289,714	797,856	1,087,570	227,404		11/23/98	300
Winchester	KY	355,474	929,177	None	None	355,474	929,177	1,284,651	280,298		06/30/98	300
Warren	MI	356,348	903,351	None	None	356,348	903,351	1,259,699	287,460		01/09/98	300
Centerville	OH	601,408	758,192	None	None	601,408	758,192	1,359,600	228,718		06/30/98	300
Dayton	OH	401,723	698,872	None	None	401,723	698,872	1,100,595	210,824		06/29/98	300
Forest Park	OH	328,187	921,232	None	None	328,187	921,232	1,249,419	299,383		11/14/97	300
Franklin	OH	337,572	777,943	None	None	337,572	777,943	1,115,515	250,162		12/30/97	300
Springboro	OH	261,916	897,489	None	None	261,916	897,489	1,159,405	261,776		09/21/98	300
Tulsa	OK	318,441	1,004,663	None	None	318,441	1,004,663	1,323,104	333,155		09/26/97	300
Bartlett	TN	420,000	674,437	None	1,757	420,000	676,194	1,096,194	177,990	05/12/99	02/23/99	300
Clarksville	TN	499,885	840,869	None	None	499,885	840,869	1,340,754	242,458		10/02/98	300
Columbia	TN	466,469	716,723	None	None	466,469	716,723	1,183,192	237,657		09/26/97	300
Hendersonville	TN	333,677	938,592	None	None	333,677	938,592	1,272,269	301,912		12/10/97	300
Jackson	TN	381,076	857,261	None	None	381,076	857,261	1,238,337	284,279		09/26/97	300
Memphis	TN	381,265	900,580	None	None	381,265	900,580	1,281,845	280,619		03/31/98	300
Murfreesboro	TN	406,056	886,293	None	None	406,056	886,293	1,292,349	293,898		09/26/97	300
Murfreesboro	TN	385,437	782,396	None	None	385,437	782,396	1,167,833	212,523		03/11/99	300
Smyrna	TN	302,372	836,214	None	None	302,372	836,214	1,138,586	277,297		09/02/97	300
Austin	TX	407,910	885,113	None	None	407,910	885,113	1,293,023	284,709		12/01/97	300
Beaumont	TX	326,041	834,895	None	57	326,041	834,952	1,160,993	275,969		09/05/97	300

F36

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3 and 5)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Hurst	TX	373,084	871,163	None	None	373,084	871,163	1,244,247	259,897		07/29/98	300
Lubbock	TX	266,805	857,492	None	None	266,805	857,492	1,124,297	287,193		08/29/97	300
Woodway	TX	372,487	835,198	None	None	372,487	835,198	1,207,685	268,655		12/16/97	300
Hampton	VA	373,499	836,071	None	None	373,499	836,071	1,209,570	268,934		12/19/97	300
Virginia Beach	VA	551,588	797,260	None	None	551,588	797,260	1,348,848	251,039		02/23/98	300

Other
Escondido	CA	0	0	13,900	None	—	13,900	13,900	3,498		08/01/92	300
San Diego	CA	3,745,000	8,885,351	113,731	35,308	3,745,000	9,034,390	12,779,390	7,065,643	03/08/86	03/25/86	300
San Diego	CA	2,485,160	8,697,822	167,809	69,152	2,485,160	8,934,783	11,419,943	7,513,490	01/23/89	09/19/86	300
San Diego	CA	5,797,411	15,473,497	208,470	75,947	5,797,411	15,757,914	21,555,325	10,373,675	01/20/89	08/05/87	300
Deerfield Beach	FL	475,000	871,738	None	21,069	475,000	892,807	1,367,807	254,101		01/29/99	300
Venice	FL	259,686	362,562	4,535	None	259,686	367,097	626,783	133,595		11/26/96	300
Humble	TX	106,000	545,518	38,793	15,842	106,000	600,153	706,153	515,108		03/25/86	300
N. Richland Hills	TX	238,000	528,608	None	6,959	238,000	535,567	773,567	356,077		09/26/88	300
Crest Net Lease		8,942,223	36,566,373	None	None	8,942,223	36,566,373	45,508,596	—			N/A
Miscellaneous Investments			398,245	None	93,854	—	492,099	492,099	393,279			Various

		755,868,290	1,383,534,997	2,546,005	1,904,844	755,868,290	1,387,985,846	2,143,854,136	341,808,533

Note 1.	One thousand six hundred forty of the properties are single-tenant retail outlets.

One property located in Sheboygan, WI, one property located in Humble, TX one property in Lenexa, KS and three other properties located in San Diego, CA are multi-tenant commercial, office or distribution properties.

	All properties were acquired on an all cash basis except one; no encumbrances were outstanding for the periods presented.

Note 2.	The aggregate cost for federal income tax purposes is $2.06 billion, including real estate owned by Crest Net Lease.

Note 3.	The following is a reconciliation of total real estate carrying value for the years ended December 31:

		2005	2004	2003

	Balance at Beginning of Period	1,709,223,380	1,596,275,850	1,293,466,526

	Additions During Period:
	Acquisitions	486,552,718	215,313,869	371,642,275
	Less amounts allocated to intangible assets that are included in Other Assets on our Consolidated Balance Sheets	(11,274,335)	—	—
	Equipment	3,400	—	15,000
	Improvements, Etc.	1,013,284	788,394	248,931
	Other (Leasing Costs)	570,665	323,271	392,080

	Total Additions	476,865,732	216,425,534	372,298,286

	Deductions During Period:
	Cost of Real Estate Sold	43,572,231	100,947,611	68,168,446
	Less amounts allocated to intangible assets that are included in Other Assets on our Consolidated Balance Sheets	(1,575,831)	0	0
	Cost of Equipment Sold	0	40,718	16,000
	Releaseing costs	52,147	116,750	61,986
	Other (Provisions for Impairment)	186,429	2,372,925	1,242,530

	Total Deductions	42,234,976	103,478,004	69,488,962

	Balance at Close of Period	2,143,854,136	1,709,223,380	1,596,275,850

Note 4.	The following is a reconciliation of accumulated depreciation for the years ended:

	Balance at Beginning of Period	302,513,558	275,630,524	255,289,362

	Additions During Period - Provision for Depreciation	45,880,667	40,613,476	33,675,519

	Deductions During Period:
	Accumulated depreciation of real estate and equipment sold	6,585,692	13,730,442	13,334,357

	Balance at Close of Period	341,808,533	302,513,558	275,630,524

Note 5.	In 2005, provisions for impairment were recorded on four properties.
	In 2004, a provisions for impairment were recorded on six properties.
	In 2003, a provisions for impairment were recorded on ten properties.

Note 6.	In 2005, at the end of a land lease to a restaurant tenant in Norman, OK , we acquired a builidng with a fair market value of $335,097.
	This building was previously owned by the tenant and we acquired it in a nonmonetary transaction.

Note 7.

In 2005, in accordance with FASB 143 and FASB interpretation No. 47, we recorded in aggregate $401,923 to two buildings for the fair value of a legal obligations to peform asset-retirement activities that are conditional on future events. Theses two properties are reported in the drug store industry and are located in Girard, PA and Slippery Rock, PA.

	See report of independent registered public accounting firm.

F37