Form 10-Q
period 2006-03-31
REALTY INCOME CORP
filed 2006-05-05
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006, or

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

(760) 741-2111

(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  [X]    NO  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Act Rule 12b-2 of the Exchange Act).

Large accelerated filer [X]   Accelerated filer [  ]  Non-accelerated filer [  ]

There were 83,089,314 shares of common stock outstanding as of April 26, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]    No  [X]

REALTY INCOME CORPORATION

Form 10-Q

March 31, 2006

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
Impact of inflation
Impact of recent accounting pronouncements
Other information

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

Item 4:	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1A:	Risk Factors

Item 6:	Exhibits

SIGNATURE

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2006 and December 31, 2005

(dollars in thousands, except per share data)

	2006	2005
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$ 773,597	$ 746,016
Buildings and improvements	1,408,687	1,350,140
	2,182,284	2,096,156
Less accumulated depreciation and amortization	(353,399)	(341,193)
Net real estate held for investment	1,828,885	1,754,963
Real estate held for sale, net	48,379	47,083
Net real estate	1,877,264	1,802,046
Cash and cash equivalents	4,107	65,704
Accounts receivable	4,593	5,044
Goodwill	17,206	17,206
Other assets	26,762	30,988
Total assets	$ 1,929,932	$ 1,920,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$ 10,804	$ 10,121
Accounts payable and accrued expenses	17,406	20,391
Other liabilities	9,937	9,562
Line of credit payable	33,600	136,700
Notes payable	755,000	755,000
Total liabilities	826,747	931,774

Commitments and contingencies
Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000 shares authorized, 5,100,000 shares issued and outstanding	123,804	123,804
Common stock and paid in capital, par value $1.00 per share, 200,000,000 shares authorized, 89,089,114 and 83,696,647 issued and outstanding in 2006 and 2005, respectively	1,255,671	1,134,300
Distributions in excess of net income	(276,290)	(268,890)
Total stockholders’ equity	1,103,185	989,214
Total liabilities and stockholders’ equity	$ 1,929,932	$ 1,920,988

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31, 2006 and 2005

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended 3/31/06	Three Months Ended 3/31/05

REVENUE
Rental	$ 55,229	$ 46,516
Other	86	37
	55,315	46,553

EXPENSES
Interest	13,198	9,058
Depreciation and amortization	13,551	10,748
General and administrative	4,245	4,056
Property	839	845
Income taxes	231	198
	32,064	24,905
Income from continuing operations	23,251	21,648

Income from discontinued operations:
Real estate acquired for resale by Crest	879	833
Real estate held for investment	758	1,022
	1,637	1,855

Net income	24,888	23,503
Preferred stock cash dividends	(2,351)	(2,351)

Net income available to common stockholders	$ 22,537	$ 21,152

Basic and diluted amounts per common share, available to common stockholders:
Income from continuing operations	$ 0.25	$ 0.24
Net income	$ 0.27	$ 0.27

Weighted average common shares outstanding:
Basic	83,208,660	79,581,517
Diluted	83,412,391	79,659,364

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2006 and 2005

(dollars in thousands)(unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 24,888	$ 23,503
Adjustments to net income:
Depreciation and amortization	13,551	10,748
Income from discontinued operations:
Real estate acquired for resale	(879)	(833)
Real estate held for investment	(758)	(1,022)
Cash from discontinued operations:
Real estate acquired for resale	(27)	(393)
Real estate held for investment	15	332
Investment in real estate acquired for resale	(7,356)	(7,794)
Intangibles acquired in connection with acquisitions of real estate acquired for resale	—	(1,346)
Proceeds from sales of real estate acquired for resale	6,376	7,746
Collection of a mortgage note receivable by Crest	1,333	—
Amortization of deferred stock compensation	632	537
Amortization of stock option costs	6	4
Change in assets and liabilities:
Accounts receivable and other assets	3,105	1,641
Accounts payable, accrued expenses and other liabilities	(2,355)	2,345
Net cash provided by operating activities	38,531	35,468

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties	2,068	6,580
Acquisition of and additions to investment properties	(88,223)	(74,786)
Intangibles acquired in connection with acquisitions of investment properties	—	(6,284)
Net cash used in investing activities	(86,155)	(74,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	79,000	100,700
Payments under lines of credit	(182,100)	(121,200)
Proceeds from stock offerings, net of offering costs of $6,244 in 2006	120,584	—
Proceeds from notes issued, net of offering costs of $2,979 in 2005	—	97,021
Cash distributions to common stockholders	(29,255)	(26,262)
Cash dividends to preferred stockholders	(2,351)	(2,351)
Proceeds from other common stock issuances	149	49
Net cash provided by (used in) financing activities	(13,973)	47,957
Net increase (decrease) in cash and cash equivalents	(61,597)	8,935
Cash and cash equivalents, beginning of period	65,704	2,141
Cash and cash equivalents, end of period	$ 4,107	$ 11,076

For supplemental disclosures, see note 11.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1.                   Management Statement

The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we” or “our”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Certain of the 2005 balances have been reclassified to conform to the 2006 presentation. Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 2005, which are included in our 2005 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.

At March 31, 2006, we owned 1,667 properties, located in 48 states, containing over 14.2 million leasable square feet, along with 15 properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”). Crest was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges, under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

2.                   Summary of Significant Accounting Policies and Procedures

A. The accompanying consolidated financial statements include the accounts of Realty Income, Crest and other entities for which we make operating and financial decisions (control), after elimination of all material intercompany balances and transactions. All of Realty Income and Crest’s subsidiaries are wholly-owned.

B. We have elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Tax Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of Crest.

3.                   Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators.

A. During the first three months of 2006, Realty Income and Crest invested $95.2 million, in aggregate, in 28 new retail properties and properties under development. These 28 properties are located in 10 states, will contain over 856,000 leasable square feet, and are 100% leased with an average initial lease term of 18.6 years.

In comparison, during the first three months of 2005, Realty Income and Crest invested $92.5 million, in aggregate, in 34 new retail properties and properties under development. Of the $92.5 million invested in the first quarter of 2005, $68.4 million was used to acquire 24 properties with existing leases on the properties. In accordance with SFAS 141, Realty Income recorded $6.9 million and Crest recorded $1.4 million as the value of in-place leases. In addition Realty Income recorded $657,000 and Crest recorded $35,000 as the value of below-market rents on these leases. These amounts are recorded to “other assets” and “other liabilities” on our consolidated balance sheet and are amortized over the lives of the respective leases. Such amounts recorded by Crest are included in the calculation of gain on sales of properties.

B. During the first three months of 2006, Realty Income invested $87.8 million in 26 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.6%. These 26 properties are located in 10 states, will contain over 790,000 leasable square feet, and are 100% leased with an average initial lease term of 18.5 years. The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.

In comparison, during the first three months of 2005, Realty Income invested $83.34 million in 31 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.6%.

C. During the first three months of 2006, Crest invested $7.4 million in two new retail properties.

In comparison, during the first three months of 2005, Crest invested $9.14 million in three new retail properties and properties under development.

D. Crest’s property inventory at March 31, 2006 consisted of 15 properties with a total investment of $47.6 million and at December 31, 2005 consisted of 17 properties with a total investment of $45.7 million. These amounts are included on our consolidated balance sheets in “real estate held for sale, net.”

4.                   Credit Facility

We have a $300 million acquisition credit facility that expires in October 2008, unless extended as provided for in the agreement. Under the terms of the credit facility, which commenced in October 2005, the borrowing rate is LIBOR (London Interbank Offered Rate) plus 65 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 80 basis points over LIBOR, based on our current credit ratings. The credit facility offers us other interest rate options as well.

The average borrowing rate on our credit facility during the first quarter of 2006 was 5.2%, compared to 3.5% in the first quarter of 2005 on our previous $250 million credit facility, which expired in October 2005. The increase in the average borrowing rate is due to an increase in LIBOR since the beginning of 2005. Our current credit facility is subject to various leverage and interest coverage ratio limitations. The Company is and has been in compliance with these covenants.

Our credit facility is unsecured and accordingly, we have not pledged any assets as collateral for this obligation.

5.                   Common Stock Offering

In March 2006, we issued 5.2 million shares of common stock at a price of $24.39 per share. The net proceeds of approximately $120.6 million were used to fund new property acquisitions and for other general corporate purposes.

6.                   Gain on Sales of Real Estate Acquired for Resale by Crest

During the first quarter of 2006, Crest sold four properties for $6.4 million, which resulted in a gain of $906,000. In comparison, during the first quarter of 2005, Crest sold six properties for $7.7 million, which resulted in a gain of $1.2 million. Crest’s gains on sales are reported before income taxes and are included in discontinued operations. As part of one sale in 2005, Crest provided buyer financing in the form of a $1.3 million promissory note, which was paid in full in February 2006.

7.                   Gain on Sales of Investment Properties by Realty Income

During the first quarter of 2006, we sold five investment properties for $2.1 million, which resulted in a gain of $752,000. This gain is included in discontinued operations. In comparison, during the first quarter of 2005, we sold four investment properties and a portion of land from one property for $6.6 million, which resulted in a gain of $822,000. This gain is included in discontinued operations.

8.                   Discontinued Operations

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), Realty Income’s operations from three investment properties, classified as held for sale at March 31, 2006, plus properties sold in 2006 and 2005, were reported as discontinued operations. Their respective results of operations were reclassified to “income from discontinued operations, real estate held for investment.”  We classify properties as held for sale in accordance with SFAS 144. We do not depreciate properties that are classified as held for sale.

Crest acquires properties with the intention of reselling them rather than holding them for investment and operating the properties. Consequently, we classify properties acquired by Crest as held for sale at the date of acquisition and do not depreciate them. In accordance with SFAS 144, the operations of Crest’s properties are classified as “income from discontinued operations, real estate acquired for resale by Crest.”

No debt was assumed by buyers of our investment properties or repaid as a result of our investment property sales and we have elected not to allocate interest expense to discontinued operations related to real estate held for investment.

In accordance with Emerging Issues Task Force No. 87-24, we allocate interest expense related to borrowings specifically attributable to Crest’s properties. The interest expense amounts allocated to the Crest properties are included in “income from discontinued operations, real estate acquired for resale by Crest.”

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” (dollars in thousands):

Crest’s income from discontinued operations, real estate acquired for resale	Three months ended 3/31/06	Three months ended 3/31/05
Gain on sales of real estate acquired for resale	$ 906	$ 1,226
Rental revenue	1,103	282
Interest expense	(726)	(147)
General and administrative expense	(79)	(139)
Property expenses	(36)	(25)
Income taxes	(289)	(364)

Income from discontinued operations, real estate acquired for resale by Crest	$ 879	$ 833

The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” (dollars in thousands):

Realty Income’s income from discontinued operations, real estate held for investment	Three months ended 3/31/06	Three months ended 3/31/05
Gain on sales of investment properties	$ 752	$ 822
Rental revenue	79	454
Other revenue	1	—
Depreciation and amortization	(9)	(116)
Property expenses	(65)	(122)
Provision for impairment	—	(16)

Income from discontinued operations, real estate held for investment	$ 758	$ 1,022

The following is a summary of our total discontinued operations (dollars in thousands):

	Three months ended 3/31/06	Three months ended 3/31/05
Income from discontinued operations:
Real estate acquired for resale by Crest	$ 879	$ 833
Real estate held for investment	758	1,022

Income from discontinued operations	$ 1,637	$ 1,855
Per common share, basic and diluted	$ 0.02	$ 0.02

9.                   Distributions Paid and Payable

A. We pay monthly distributions to our common stockholders. The following is a summary of the monthly cash distributions per common share paid during the first three months of 2006 and 2005.

Month	2006	2005
January	$ 0.11625	$ 0.11000
February	0.11625	0.11000
March	0.11625	0.11000
Total	$ 0.34875	$ 0.33000

At March 31, 2006, a distribution of $0.116875 per common share was payable and was paid on April 17, 2006.

B. In May 2004 and October 2004, in aggregate, we issued a total of 5.1 million shares of 7-3/8% Monthly Income Class D preferred stock. Beginning May 27, 2009, the Class D preferred shares are redeemable at our option for $25.00 per share. During each of the first quarters of 2006 and 2005, we paid three monthly dividends to holders of our Class D preferred stock of $0.1536459 per share, totaling $2.4 million.

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

The following is a reconciliation of the denominator of basic net income per common share computation to the denominator of diluted net income per common share computation:

	Three months ended 3/31/06	Three months ended 3/31/05
Weighted average shares used for the basic net income per share computation	83,208,660	79,581,517
Incremental shares from share based compensation	203,731	77,847
Adjusted weighted average shares used for diluted net income per share computation	83,412,391	79,659,364

No stock options were anti-dilutive for the three months ended March 31, 2006 and 2005. For the three months ended March 31, 2006, we had 265,797 nonvested shares from share based compensation that were anti-dilutive. No nonvested shares were anti-dilutive for the three months ended March 31, 2005.

11. Supplemental Disclosures of Cash Flow Information

Interest paid during the first three months of 2006 was $15.0 million and for the first three months of 2005 was $5.9 million.

Interest capitalized to properties under development in the first three months of 2006 was $449,000 and in the first three months of 2005 was $178,000.

Income taxes paid by Realty Income and Crest in the first three months of 2006 totaled $292,000 and in the first three months of 2005 totaled $304,000.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.       Stock based compensation resulted in the following (dollars in thousands):

	2006	2005
Deferred stock compensation	$ 787	$ 578

B.        In 2005, accrued costs on properties under development resulted in an increase in buildings and accounts payable of $2.9 million.

C.        Distributions payable on our balance sheets is comprised of accruals for the following (dollars in thousands):

	3/31/06	12/31/05
Common stock distributions	$ 10,412	$ 9,729
Preferred stock dividends	392	392

12.            Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 30 industry and activity segments (including properties owned by Crest that are grouped together). All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of March 31, 2006 (dollars in thousands):

	Revenue
For the quarters ended March 31,	2006	2005
Segment rental revenue:
Automotive parts	$ 1,682	$ 1,686
Automotive service	3,717	3,697
Automotive tire services	3,472	3,702
Child care	6,176	6,094
Convenience stores	9,509	8,846
Drug stores	1,628	795
Health and fitness	2,404	1,785
Home furnishings	1,824	1,808
Home improvement	1,677	519
Motor vehicle dealerships	1,746	1,029
Restaurants	5,183	4,237
Sporting goods	1,687	1,687
Theaters	5,461	1,660
17 other non-reportable segments	9,063	8,971
Other revenue	86	37

Total revenue	$ 55,315	$ 46,553

Assets

As of March 31,	2006	2005
Segment net real estate:
Automotive parts	$ 39,001	$ 39,550
Automotive service	105,889	106,602
Automotive tire services	128,372	129,314
Child care	100,597	102,228
Convenience stores	339,861	342,404
Drug stores	65,355	65,846
Health and fitness	90,070	87,426
Home furnishings	55,772	56,218
Home improvement	73,032	17,846
Motor vehicle dealerships	80,143	71,035
Restaurants	173,769	163,811
Sporting goods	57,507	57,913
Theaters	252,877	250,214
17 other non-reportable segments	315,019	311,639

Total segment net real estate	1,877,264	1,802,046
Other intangible assets – Drug stores	8,329	8,489
Other intangible assets – Theaters	1,395	1,419
Other corporate assets	42,944	109,034

Total assets	$ 1,929,932	$ 1,920,988

13.      Common Stock Incentive Plan

Effective January 1, 2002, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and starting January 1, 2002 expensed costs for all stock option awards granted, modified, or settled. Stock option awards under the plan vest over periods ranging from one to five years. For the first quarter 2006 and 2005, the provisions of Statement No. 123 had no impact on net income available to common stockholders or on basic and diluted earnings per share.

Effective January 1, 2006, we adopted FASB Statement No. 123R, Share-Based Payments. Statement No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. For the first quarter of 2006 and 2005, the provisions of Statements No. 123R as compared to the provisions of Statement No. 123, had no impact on our income from continuing operations, net income available to common stockholders, basic and diluted earnings per share or cash flow from financing activities.

In 2003, our Board of Directors adopted and our stockholders approved the 2003 Incentive Award Plan of Realty Income Corporation (the “Stock Plan”) to enable us to attract and retain the services of directors, employees and consultants, considered essential to our long-term success, by offering them an opportunity to own stock in Realty Income and/or rights that will reflect our growth, development and financial success.  The Stock Plan was amended and restated by our Board of Directors on February 21, 2006. Under the terms of this plan, the aggregate number of shares of our common stock subject to options, stock purchase rights (SPR), stock appreciation rights (SAR) and other awards will be no more than 3,428,000 shares. The maximum number of shares, which may be subject to options, stock purchase rights, stock appreciation rights and other awards granted under the plan to any individual in any calendar year may not exceed 1,600,000 shares. This plan has a term of 10 years from the date it was adopted by our Board of Directors, which was March 12, 2003. To date, we have not issued any SPR or SAR.

The amount of share based compensation costs charged against income during the first quarter of 2006 was $638,000 and during the first quarter of 2005 was $541,000.

Stock options are granted with an exercise price equal to the underlying stock’s fair market value at the date of grant. Stock options expire ten years from the date they are granted and vest over service periods of one, three, four and five years. No stock options were granted in 2006 or 2005.

The following table summarizes our stock option activity.

	For the three months ended March 31, 2006		For the year ended December 31, 2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	135,348	$ 13.02	176,130	$ 13.01
Options exercised	(11,612)	12.85	(40,352)	12.93
Options forfeited	—	—	(430)	14.70

Outstanding, end of each period	123,736	$ 13.04	135,348	$ 13.02

At March 31, 2006, the options outstanding had exercise prices ranging from $10.63 to $14.70, with a weighted average price of $13.04, and expiration dates ranging from June 2007 to December 2011 with a weighted average remaining term of 3.2 years. At March 31, 2006, there were 112,809 options exercisable with exercise prices ranging from $10.63 to $14.70 and a weighted average price of $12.87. Options exercisable at December 31, 2005 totaled 119,924.

The following table summarizes our nonvested common stock grant activity for 2006 and 2005. The grants vest over periods ranging from five to 10 years.

	For the three months ended March 31, 2006		For the year ended December 31, 2005
	Number of Shares	Weighted Average Price (1)	Number of Shares	Weighted Average Price (1)
Outstanding nonvested shares, beginning of year	788,722	$ 17.83	626,868	$ 14.98
Shares granted	181,598	21.62	306,241	25.20
Shares vested	(83,748)	19.58	(92,811)	16.69
Shares forfeited	(743)	21.74	(51,576)	17.31

Outstanding nonvested shares, end of each period	885,829	$ 19.57	788,722	$ 17.83

(1) Grant date fair value.

During the first quarter of 2006, we issued 181,598 shares of common stock as deferred compensation under the Stock Plan. Of these shares, 11,000 vest over a service period of five years and 170,598 vest over a service period of 10 years.

As of March 31, 2006, the remaining unamortized deferred stock compensation expense totaled $17.3 million, which is being amortized over the service period of each applicable award. The amount of deferred stock compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and the Company have a mutual understanding of the key terms and condition of the award and the recipient of the grant begins to benefit from, or be adversely affected by subsequent changes in the price of the shares.

14.            Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial statements taken as a whole.

At March 31, 2006, we have committed to pay estimated unfunded development costs of $34.7 million on properties under development. We also have contingent payments for tenant improvements and leasing costs of $356,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including documents incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this quarterly report, the words “estimated”, “anticipated”, “expect”, “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

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

•                                          The outcome of any legal proceedings to which we are a party; and

•                                          Acts of terrorism and war.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

THE COMPANY

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT. Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO per share. The monthly distributions are supported by the cash flow from our portfolio of retail properties leased to regional and national retail chains. We have in-house acquisition, leasing, legal, retail research, real estate research, portfolio management and capital markets expertise. Over the past 37 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term lease agreements (primarily 15- to 20-years).

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. Our portfolio management focus includes:

•                  Contractual rent increases on existing leases;

•                  Rent increases at the termination of existing leases when market conditions permit; and

•                  The active management of our property portfolio, including re-leasing vacant properties and selective sales of properties.

In acquiring additional properties, we adhere to a focused strategy of primarily acquiring properties that are:

•                  Freestanding, single-tenant, retail locations;

•                  Leased to regional and national retail chains; and

•                  Leased under long-term, net-lease agreements.

At March 31, 2006, we owned a diversified portfolio:

•                  Of 1,667 retail properties;

•                  With an occupancy rate of 98.5%, or 1,642 properties occupied of the 1,667 properties in the portfolio;

•                  Leased to 103 different retail chains doing business in 29 separate retail industries;

•                  Located in 48 states;

•                  With over 14.2 million square feet of leasable space; and

•                  With an average leasable retail space per property of approximately 8,500 square feet.

Of the 1,667 properties in the portfolio, 1,660, or 99.6%, are single-tenant, retail properties and the remaining seven are multi-tenant, distribution and office properties. At March 31, 2006, 1,636, or 98.6%, of the 1,660 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 12.4 years.

In addition, at March 31, 2006, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”) owned 15 properties with a total investment of $47.6 million, which are classified as held for sale. Crest was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

We typically acquire retail properties under long-term leases with retail chain store operators. These transactions generally provide capital to owners of retail real estate and retail chains for expansion or other corporate purposes. Our acquisition and investment activities are concentrated in well-defined target markets and generally focus on retailers providing goods and services that satisfy basic consumer needs.

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

RECENT DEVELOPMENTS

Common Stock Issuance

In March 2006, we issued 5.2 million shares of common stock at a price of $24.39 per share. The net proceeds of approximately $120.6 million were used to fund new property acquisitions and for other general corporate purposes.

Universal Shelf Registration

In April 2006, we filed a shelf registration statement with the SEC, which will be effective for a term of three years. The securities covered by this registration statement include common stock, preferred stock, debt securities, or any combination of such securities. Realty Income may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Credit Ratings Upgrade

In February 2006, Moody’s Investors Service, Inc. affirmed its ratings on our senior unsecured debt rating of Baa2 and our preferred stock rating of Baa3 and raised the outlook to “positive” from “stable.”

Acquisitions During the First Quarter of 2006

During the first quarter of 2006, Realty Income and Crest invested $95.2 million, in aggregate, in 28 new properties and properties under development. These 28 properties are located in 10 states and are 100% leased with an initial average lease term of 18.6 years. As described below, Realty Income acquired 26 properties and Crest acquired two properties.

Included in the $95.2 million is $87.8 million invested by Realty Income in 26 new properties and properties under development, with an initial weighted average contractual lease rate of 8.6%. These 26 properties are located in 10 states, are 100% leased with an initial average lease term of 18.5 years and will contain over 790,000 leasable square feet. The 26 new properties acquired by Realty Income are net-leased to five different retail chains in the home improvement, motor vehicle dealership, and restaurant industries.

Also included in the $95.2 million is $7.4 million invested by Crest in two new retail properties.

Of the $95.2 million Realty Income invested in real estate during the first quarter of 2006, $11.3 million was invested in four properties that were leased and under contract for development by the tenant at March 31, 2006 (with development costs funded by Realty Income). Rent on these properties is scheduled to begin at various times during the next twelve months.

At March 31, 2006, we also had outstanding commitments to pay estimated unfunded development costs totaling $34.7 million. These commitments are on properties acquired in 2005 and 2006.

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

Investments in Existing Properties

In the first quarter of 2006, we capitalized costs of $169,000 on existing properties in our portfolio, consisting of $122,000 for re-leasing costs and $47,000 for building improvements.

Net Income Available to Common Stockholders

Net income available to common stockholders was $22.5 million in the first quarter of 2006 versus $21.2 million in the same quarter of 2005, an increase of $1.3 million. On a diluted per common share basis, net income was $0.27 per share in both the first quarters of 2006 and 2005.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during the first quarter of 2006 was $752,000 as compared to $822,000 for the first quarter of 2005.

Funds from Operations (FFO)

In the first quarter of 2006, our FFO increased by $4.1 million, or 13.1%, to $35.3 million versus $31.2 million in the first quarter of 2006. On a diluted per common share basis, FFO was $0.42 in the first quarter of 2006 compared to $0.39 for the first quarter of 2005, an increase of $0.03, or 7.7%.

See our discussion of FFO later in this section for a reconciliation of net income available to common stockholders to FFO.

Crest Property Sales

During the first quarter of 2006, Crest sold four properties from its inventory for an aggregate of $6.4 million, which resulted in a gain of $906,000. Crest’s gains are included in “income from discontinued operations, real estate acquired for resale by Crest.”

Crest’s Property Inventory

Crest’s property inventory at March 31, 2006 totaled $47.6 million and at December 31, 2005 totaled $45.7 million.

Increases in Monthly Distributions to Common Stockholders

We continue our 37-year policy of paying distributions monthly. Monthly distributions per share were increased in April 2006 by $0.000625 to $0.116875. The increase in April 2006 was our 34th consecutive quarterly increase and the 38th increase in the amount of our dividend since our listing on the NYSE in 1994. In the first three months of 2006, we paid three monthly cash distributions per share in the amount of $0.11625, totaling $0.34875. In March 2006 and April 2006, we declared distributions of $0.116875 per share, which were paid on April 17, 2006 and will be paid on May 15, 2006, respectively.

The monthly distribution of $0.116875 per share represents a current annualized distribution of $1.4025 per share, and an annualized distribution yield of approximately 6.2% based on the last reported sale price of our common stock on the NYSE of $22.59 on April 27, 2006. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be in any future period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves

Realty Income is organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At March 31, 2006, we had cash and cash equivalents totaling $4.1 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facility.

$300 Million Acquisition Credit Facility

We have a $300 million revolving, unsecured credit facility that expires in October 2008. Realty Income’s current investment grade credit ratings provide for financing under the $300 million credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 65 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 80 basis points over LIBOR. At April 27, 2006, we had a borrowing capacity of $256.4 million available on our credit facility and an outstanding balance of $43.6 million at an effective interest rate of 5.5%.

The credit facility is expected to be used to acquire additional retail properties and for other corporate purposes. Any additional borrowings will increase our exposure to interest rate risk.

Mortgage Debt

We have no mortgage debt on any of our properties.

Universal Shelf Registration

In April 2006, we filed a shelf registration statement with the SEC, which will be effective for a term of three years. The securities covered by this registration statement include common stock, preferred stock, debt securities, or any combination of such securities. Realty Income may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At April 27, 2006, our total outstanding credit facility borrowings and outstanding notes were $799.5 million or approximately 27.2% of our total market capitalization of $2.94 billion. We define our total market capitalization at April 27, 2006 as the sum of:

•      Shares of our common stock outstanding of 89,089,314 multiplied by the last reported sales price of our common stock on the NYSE of $22.59 per share, or $2.01 billion;

•      Aggregate liquidation value of the Class D preferred stock of $127.5 million;

•      Outstanding borrowings of $43.6 million on our credit facility; and

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

Credit Agency Ratings

We are currently assigned investment grade corporate credit ratings on our senior unsecured notes from Fitch Ratings, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group. Currently, Fitch Ratings has assigned a rating of BBB+, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BBB to our senior notes. Moody’s rating has a “positive” outlook and the other ratings have a “stable” outlook.

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

The following is a summary of the key financial covenants of our senior unsecured notes. The actual amounts are as of March 31, 2006.

Note Covenants	Required		Actual
Limitation on Incurrence of Total Debt	< 60%		35.0%
Limitation on Incurrence of Secured Debt	< 40%		0.0%
Debt Service Coverage	> 1.5	x	4.1	x
Maintenance of Total Unencumbered Assets	> 150	% of Unsecured Debt	285%

All of our outstanding notes and bonds have fixed interest rates. Our credit facility interest rate is variable.

The following table summarizes the maturity of each of our obligations as of March 31, 2006 (dollars in millions):

Table of Obligations

Year of Maturity	Credit Facility (1)	Notes	Interest (2)	Other (3)	Totals
2006	$ —	$ —	$ 37.3	$ 35.1	$ 72.4
2007	—	110.0	43.6	—	153.6
2008	33.6	100.0	39.2	—	172.8
2009	—	20.0	29.0	—	49.0
2010	—	—	28.9	—	28.9
Thereafter	—	525.0	257.3	—	782.3
Totals	$ 33.6	$ 755.0	$ 435.3	$ 35.1	$ 1,259.0

(1) The credit facility balance was $43.6 million as of April 27, 2006.

(2) Interest on credit facility and notes has been calculated based on outstanding balances as of March 31, 2006 through their respective maturity dates.

(3) Other consists of $34.7 million of estimated unfunded costs on properties under development and $356,000 of contingent payments for tenant improvements and leasing costs.

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

Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, FFO, cash flow from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Tax Code, our debt service requirements and any other factors the Board of Directors may deem relevant. In addition, our credit facility contains financial covenants that could limit the amount of distributions payable by us in the event of a deterioration in our results of operations or financial condition, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

Distributions of our current and accumulated earnings and profits for federal income tax purposes, generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend or that such amounts constitute “qualified dividend income” subject to a reduced rate of tax. The maximum tax rate of non-corporate taxpayers for “qualified dividend income” has generally been reduced to 15% (for taxable years beginning after December 31, 2002). In general, dividends payable by REITs are not eligible for the reduced tax rate on corporate dividends, except to the extent the REIT’s dividends are attributable to dividends received from taxable corporations (such as our taxable REIT subsidiary, Crest), to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year) or, as discussed above, dividends properly designated by us as “capital gain dividends.” Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction in the stockholders’ basis in the stock. Distributions above that basis, generally, will be taxable as a capital gain. Approximately 10.1% of the distributions, made or deemed to have been made in 2005, to our common stockholders were classified as a return of capital for federal income tax purposes. We are unable to predict the portion of future distributions that may be classified as a return of capital.

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

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting polices. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation of buildings and improvements is computed using the straight–line method over an estimated useful life of 25 years. If we use a shorter or longer estimated useful life it could have a material impact on our results of operations. We believe that 25 years is an appropriate estimate of useful life. No depreciation has been recorded on Crest’s properties because they are held for sale.

Another significant judgment must be made as to, if and when the impairment losses should be taken on our properties when events or change in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less costs to sell. The carrying value of our real estate is the largest component of our consolidated balance sheet. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations.

The following is a comparison of our results of operations for the three months ended March 31, 2006 to the three months ended March 31, 2005.

Rental Revenue

Rental revenue was $55.2 million for the first quarter of 2006 versus $46.5 million for the first quarter of 2005, an increase of $8.7 million, or 18.7%. The increase in rental revenue in the first quarter of 2006 is attributable to:

•      The 26 retail properties acquired by Realty Income in 2006, which generated $1.3 million in the first quarter;

•      The 135 retail properties acquired by Realty Income in 2005, which generated $7.8 million in the first quarter of 2006 compared to $828,000 in the first quarter of 2005, an increase of $7.0 million;

•      Same store rents generated on 1,446 properties during the first quarters of 2006 and 2005 increased by $308,000, or 0.7%, to $44.1 million from $43.8 million. These properties were leased during all of both quarters;

•      A decrease in straight-line rent and other non-cash adjustments to rent of $193,000 in the first quarter of 2006 as compared to the first quarter of 2005; and

•      An increase of $355,000 relating to the aggregate of (i) development properties acquired before 2005 that started paying rent in 2005, (ii) properties that were vacant during part of 2006 or 2005 and (iii) lease termination settlements. These items totaled $1.5 million in aggregate in the first quarter of 2006 compared to $1.1 million in the same quarter of 2005.

Of the 1,667 properties in the portfolio at March 31, 2006, 1,660, or 99.6%, are single-tenant properties and the remaining are multi-tenant properties. Of the 1,660 single-tenant properties, 1,636, or 98.6%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 12.4 years at March 31, 2006. Of our 1,636 leased single-tenant, 1,505, or 92.0%, were under leases that provide for increases in rents through:

•      Base rent increases tied to a consumer price index with adjustment ceilings;

•      Fixed increases;

•      To a lesser degree, overage rent based on a percentage of the tenants’ gross sales; or

•      A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $132,000 in the first quarter of 2006 and $111,000 in the first quarter of 2005. Percentage rent in the first quarter of 2006 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2006.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At March 31, 2006, our portfolio of 1,667 retail properties was 98.5% leased with 25 properties available for lease, one of which is a multi-tenant property.

As of April 21, 2006, transactions to lease or sell five of the 25 properties available for lease at March 31, 2006 were underway or completed. We anticipate these transactions will be completed during the next several months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Interest Expense

Interest expense was $4.1 million higher in the first quarter of 2006 than in the first quarter of 2005. Interest expense increased in 2006 primarily due to higher average outstanding balances, which was partially offset by slightly lower interest rates. We issued $100 million of 30-year bonds in March 2005 and $175 million of 12-year notes in September 2005, which contributed to the increase in average outstanding balances and slightly lower interest rates.

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended 3/31/06	Three months ended 3/31/05
Interest on our credit facility and notes	$ 13,598	$ 8,653
Interest included in discontinued operations from real estate acquired for resale by Crest	(726)	(147)
Amortization of settlements on treasury lock agreement	189	189
Credit facility commitment fees	114	127
Amortization of credit facility origination costs and deferred bond financing costs	472	414
Interest capitalized	(449)	(178)

Interest expense	$ 13,198	$ 9,058

Credit facilities and notes outstanding	Three months ended 3/31/06	Three months ended 3/31/05
Average outstanding balances (in thousands)	$ 894,123	$ 540,855
Average interest rates	6.17%	6.49%

At April 27, 2006, the weighted average interest rate on our:

•      Credit facility borrowings of $43.6 million was 5.53%;

•      Notes payable of $755 million was 6.26%; and

•      Combined outstanding credit facility and notes of $798.6 million was 6.2%.

Interest Coverage Ratio

Our interest coverage ratio for the first quarter of 2006 was 3.7 times, and was 4.7 times for the first quarter of 2005. Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities to our interest coverage amount (dollars in thousands):

	Three months ended 3/31/06	Three months ended 3/31/05
Net cash provided by operating activities	$ 38,531	$ 35,468
Interest expense	13,198	9,058
Interest expense included in discontinued operations (1)	726	147
Income taxes	231	198
Income taxes included in discontinued operations (1)	289	364
Investment in real estate acquired for resale (1)(2)	7,356	9,140
Proceeds from sales of real estate acquired for resale (1)	(6,376)	(7,746)
Collection of a mortgage note receivable by Crest (1)	(1,333)	—
Gain on sales of real estate acquired for resale (1)	906	1,226
Amortization of deferred stock compensation	(632)	(537)
Amortization of stock option costs	(6)	(4)
Changes in assets and liabilities:
Accounts receivable and other assets	(3,105)	(1,641)
Accounts payable, accrued expenses and other liabilities	2,355	(2,345)

Interest coverage amount	$ 52,140	$ 43,328

Divided by interest expense (3)	$ 13,924	$ 9,205

Interest coverage ratio	3.7	4.7

(1)       Crest activities.

(2)       The 2005 amount includes intangibles recorded in connection with acquisitions of real estate acquired for resale.

(3)       Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Fixed Charge Coverage Ratio

Our fixed charge coverage ratio for the first quarter of 2006 was 3.2 times and for the first quarter of 2005 was 3.7 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	Three months ended 3/31/06	Three months ended 3/31/05
Interest coverage amount	$ 52,140	$ 43,328
Divided by interest expense plus preferred stock dividends (1)	$ 16,275	$ 11,556
Fixed charge coverage ratio	3.2	3.7

(1) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Depreciation and Amortization

For the first quarter of 2006, depreciation and amortization was $13.6 million as compared to $10.7 million in the first quarter of 2005. The increase in depreciation and amortization in 2006 was due to the acquisition of properties in 2006 and 2005, which was partially offset by property sales in these years.

General and Administrative Expenses

General and administrative expenses increased by $189,000, to $4.2 million, in the first quarter of 2006 as compared to $4.0 million in the first quarter of 2005. General and administrative expenses increased in 2006 primarily due to increases in payroll and employee benefit costs. In the first quarter of 2006, as a percentage of total revenue, general and administrative expenses decreased to 7.7% as compared to 8.7% in the first quarter of 2005.

As our property portfolio has grown and continues to grow, we have increased, and anticipate that we will continue to gradually increase the level of our staffing. We expect general and administrative expenses to continue to increase due to costs attributable to payroll, staffing costs and corporate governance.

In April 2006, we had 70 permanent employees and three temporary employees as compared to April 2005 when we had 67 permanent employees and six temporary employees. The temporary employees have been working on a record retention project that is expected to conclude in 2006.

Property Expenses

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At March 31, 2006 and December 31, 2005, 25 properties were available for lease as compared to 33 at March 31, 2005.

Property expenses were $839,000 in the first quarter of 2006 and $845,000 in the first quarter of 2005.

Income Taxes

Income taxes were $231,000 in the first quarter of 2006 as compared to $198,000 in the first quarter of 2005. These amounts are for city and state income taxes paid by Realty Income. The increase in 2006 is due to an increase in rental revenue causing higher city and state income tax expense.

In addition, Crest incurred state and federal income taxes of $289,000 in the first quarter of 2006 as compared to $364,000 in the first quarter of 2005. The decrease in 2006 as compared to 2005 is due to lower taxable income. These income taxes are included in “income from discontinued operations, real estate acquired for resale by Crest.”

Discontinued Operations

Crest acquires properties with the intention of reselling them rather than holding them as investments and operating the properties. Consequently, we classify properties acquired by Crest as held for sale at the date of acquisition and do not depreciate them. The operation of Crest’s properties is classified as “income from discontinued operations, real estate acquired for resale by Crest.”

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” (dollars in thousands):

Crest’s income from discontinued operations, real estate acquired for resale	Three months ended 3/31/06	Three months ended 3/31/05
Gain on sales of real estate acquired for resale	$ 906	$ 1,226
Rental revenue	1,103	282
Interest expense	(726)	(147)
General and administrative expense	(79)	(139)
Property expenses	(36)	(25)
Income taxes	(289)	(364)

Income from discontinued operations, real estate acquired for resale by Crest	$ 879	$ 833

Per common share, basic and diluted	$ 0.01	$ 0.01

Realty Income’s operations from three properties listed as held for sale at March 31, 2006, plus properties sold in 2006 and 2005 have been classified as discontinued operations. The following is a summary of our discontinued operations from real estate held for investment (dollars in thousands):

Realty Income’s income from discontinued operations, real estate held for investment	Three months ended 3/31/06	Three months ended 3/31/05
Gain on sales of investment properties	$ 752	$ 822
Rental revenue	79	454
Other revenue	1	—
Depreciation and amortization	(9)	(116)
Property expenses	(65)	(122)
Provision for impairment	—	(16)
Income from discontinued operations, real estate held for investment	$ 758	$ 1,022

Per common share, basic and diluted	$ 0.01	$ 0.01

The following is a summary of our total discontinued operations (dollars in thousands):

	Three months ended 3/31/06	Three months ended 3/31/05
Income from discontinued operations:
Real estate acquired for resale by Crest	$ 879	$ 833
Real estate held for investment	758	1,022

Income from discontinued operations	$ 1,637	$ 1,855

Per common share, basic and diluted	$ 0.02	$ 0.02

Gain on Sales of Real Estate Acquired for Resale by Crest

During the first quarter of 2006, Crest sold four properties for $6.4 million, which resulted in a gain of $906,000. In comparison, during the first quarter of 2005, Crest sold six properties for $7.7 million, which resulted in a gain of $1.2 million. Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

At March 31, 2006, Crest had $47.6 million invested in 15 properties, which are held for sale. Our goal is for Crest to carry an average inventory of approximately $20 to $25 million in real estate. Crest generates an earnings spread on the difference between the lease payments it receives on the properties held in inventory and the cost of capital used to acquire properties. It is our belief that at this level of inventory, rental revenue will exceed the ongoing operating expenses of Crest without any property sales.

Gain on Sales of Investment Properties by Realty Income

During the first quarter of 2006, we sold five investment properties for $2.1 million, which resulted in a gain of $752,000. In comparison, during the first quarter of 2005, we sold four investment properties and a portion of land from one property for $6.6 million, which resulted in a gain of $822,000. These gains are included in discontinued operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At March 31, 2006, we classified real estate with a carrying amount of $48.4 million as held for sale on our balance sheet, which includes properties owned by Crest. Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $15 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Provision for Impairment

No provision for impairment was recorded in the first quarter 2006, compared to a provision of $16,000 taken on one property in the first quarter of 2005. This provision is included in “income from discontinued operations, real estate held for investment.”

Preferred Stock Dividends

We paid preferred stock cash dividends of $2.4 million in each of the first quarters of 2006 and 2005.

Net Income Available to Common Stockholders

Net income available to common stockholders was $22.5 million in the first quarter of 2006, an increase of $1.3 million as compared to $21.2 million in the first quarter of 2005.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

During the first quarter of 2006, the gain recognized from the sales of investment properties was $752,000, as compared to $822,000 for the first quarter of 2005.

FUNDS FROM OPERATIONS

AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the first quarter of 2006 increased by $4.1 million, or 13.1%, to $35.3 million as compared to $31.2 million in the first quarter of 2005. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of shares outstanding (dollars in thousands, except per share amounts):

	Three months ended 3/31/06	Three months ended 3/31/05
Net income available to common stockholders	$ 22,537	$ 21,152
Depreciation and amortization:
Continuing operations	13,551	10,748
Discontinued operations	9	116
Depreciation of furniture, fixtures and equipment	(45)	(32)
Gain on sales of investment properties, reported in discontinued operations	(752)	(822)

Total funds from operations	$ 35,300	$ 31,162

FFO per common share, basic and diluted	$ 0.42	$ 0.39

Distributions paid to common stockholders	$ 29,255	$ 26,262
FFO in excess of distributions to common stockholders	$ 6,045	$ 4,900
Basic weighted average number of common shares outstanding	83,208,660	79,581,517
Diluted weighted average number of common shares outstanding	83,412,391	79,659,364

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

(dollars in thousands)	Three months ended 3/31/06	Three months ended 3/31/05
Provisions for impairments	$ —	$ 16
Amortization of settlements on treasury lock agreements(1)	189	189
Amortization of deferred note financing costs(2)	290	234
Amortization of deferred stock compensation and stock option costs	638	541
Capitalized leasing costs and commissions	(122)	(344)
Capitalized building improvements	(47)	(282)
Straight line rent(3)	(554)	(747)

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

PROPERTY PORTFOLIO INFORMATION

At March 31, 2006, we owned a diversified portfolio:

•      Of 1,667 retail properties;

•      With an occupancy rate of 98.5%, or 1,642 properties occupied of the 1,667 properties in the portfolio;

•      Leased to 103 different retail chains doing business in 29 separate retail industries;

•      Located in 48 states;

•      With over 14.2 million square feet of leasable space; and

•      With an average leasable retail space of approximately 8,500 square feet.

In addition to our real estate portfolio at March 31, 2006, our subsidiary, Crest had invested $47.6 million in 15 retail properties located in seven states. These properties are classified as held for sale.

At March 31, 2006, 1,636, or 98.1%, of our 1,667 retail properties were leased under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or, to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

Industry Diversification

The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue (1)
	For the Quarter Ended Mar. 31, 2006	For the Years Ended
Industries		Dec 31, 2005	Dec 31, 2004	Dec 31, 2003	Dec 31, 2002	Dec 31, 2001	Dec 31, 2000
Apparel stores	1.4%	1.6%	1.8%	2.1%	2.3%	2.4%	2.4%
Automotive collision services	1.3	1.3	1.0	0.3	—	—	—
Automotive parts	3.0	3.4	3.8	4.5	4.9	5.7	6.0
Automotive service	6.7	7.6	7.7	8.3	7.0	5.7	5.8
Automotive tire services	6.3	7.2	7.8	3.1	2.7	2.6	2.3
Book stores	0.3	0.3	0.3	0.4	0.4	0.4	0.5
Business services	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Child care	11.2	12.7	14.4	17.8	20.8	23.9	24.7
Consumer electronics	1.2	1.3	2.1	3.0	3.3	4.0	4.9
Convenience stores	17.3	18.7	19.2	13.3	9.1	8.4	8.4
Crafts and novelties	0.4	0.4	0.5	0.6	0.4	0.4	0.4
Drug stores	2.9	2.8	0.1	0.2	0.2	0.2	0.2
Entertainment	1.8	2.1	2.3	2.6	2.3	1.8	2.0
Equipment rental services	0.3	0.4	0.3	0.2	—	—	—
Financial services	0.1	0.1	0.1	—	—	—	—
General merchandise	0.4	0.5	0.4	0.5	0.5	0.6	0.6
Grocery stores	0.6	0.7	0.8	0.4	0.5	0.6	0.6
Health and fitness	4.4	3.7	4.0	3.8	3.8	3.6	2.4
Home furnishings	3.3	3.7	4.1	4.9	5.4	6.0	5.8
Home improvement	3.0	1.1	1.0	1.1	1.2	1.3	2.0
Motor vehicle dealerships	3.2	2.6	0.6	—	—	—	—
Office supplies	1.4	1.5	1.6	1.9	2.1	2.2	2.3
Pet supplies and services	1.1	1.3	1.4	1.7	1.7	1.6	1.5
Private education	0.7	0.8	1.1	1.2	1.3	1.5	1.4
Restaurants	9.3	9.4	9.7	11.8	13.5	12.2	12.3
Shoe stores	—	0.3	0.3	0.9	0.8	0.7	0.8
Sporting goods	3.1	3.4	3.4	3.8	4.1	0.9	—
Theaters	9.9	5.2	3.5	4.1	3.9	4.3	2.7
Travel plazas	0.3	0.3	0.4	0.3	—	—	—
Video rental	2.2	2.5	2.8	3.3	3.3	3.7	3.9
Other	2.8	3.0	3.4	3.8	4.4	5.2	6.0
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)    Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified to discontinued operations.

The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at March 31, 2006, classified according to the retail business types and the level of services they provide (dollars in thousands):

Industry	Number of Properties	Rental Revenue for the Quarter Ended March 31, 2006 (1)	Percentage of Rental Revenue
Tenants Providing Services
Automotive collision services	11	$715	1.3%
Automotive service	220	3,729	6.7
Child care	269	6,176	11.2
Entertainment	9	1,026	1.8
Equipment rental services	2	150	0.3
Financial services	4	53	0.1
Health and fitness	15	2,443	4.4
Private education	5	381	0.7
Theaters	29	5,461	9.9
Other	9	1,538	2.8
	573	21,672	39.2
Tenants Selling Goods and Services
Automotive parts (with installation)	30	583	1.1
Automotive tire services	102	3,472	6.3
Business services	1	32	0.1
Convenience stores	393	9,553	17.3
Home improvement	3	82	0.1
Motor vehicle dealerships	17	1,746	3.2
Pet supplies and services	9	595	1.0
Restaurants	257	5,142	9.3
Travel plazas	1	170	0.3
Video rental	34	1,235	2.2
	847	22,610	40.9
Tenants Selling Goods
Apparel stores	5	786	1.4
Automotive parts	72	1,090	1.9
Book stores	2	149	0.3
Consumer electronics	21	645	1.2
Crafts and novelties	4	212	0.4
Drug stores	29	1,628	2.9
General merchandise	12	205	0.4
Grocery stores	6	347	0.6
Home furnishings	40	1,824	3.3
Home improvement	29	1,595	2.9
Office supplies	10	788	1.4
Pet supplies	2	37	0.1
Shoe stores	2	-	0.0
Sporting goods	13	1,687	3.1
	247	10,993	19.9
Totals	1,667	$55,275	100.0%

(1)    Includes rental revenue for all properties owned by Realty Income at March 31, 2006, including revenue from properties reclassified to discontinued operations of $46.

Lease Expirations

The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) regarding the timing of the initial lease term expirations (excluding extension options) on our 1,636 net leased, single-tenant and certain other retail properties as of March 31, 2006 (dollars in thousands):

	Total Portfolio			Initial Expirations (3)			Subsequent Expirations (4)
Year	Total Number of Leases Expiring (1)	Rental Revenue for the Quarter Ended 3/31/06 (2)	% of Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 3/31/06	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 3/31/06	% of Total Rental Revenue
2006	87	$1,862	3.5%	27	$645	1.2%	60	$1,217	2.3%
2007	121	2,218	4.1	87	1,615	3.0	34	603	1.1
2008	106	2,306	4.3	63	1,509	2.8	43	797	1.5
2009	89	1,938	3.6	29	671	1.3	60	1,267	2.3
2010	74	1,537	2.9	36	877	1.6	38	660	1.3
2011	50	1,591	3.0	36	1,293	2.4	14	298	0.6
2012	44	1,382	2.6	42	1,331	2.5	2	51	0.1
2013	74	3,201	6.0	66	2,989	5.6	8	212	0.4
2014	48	1,998	3.7	36	1,756	3.3	12	242	0.4
2015	90	1,778	3.3	65	1,220	2.3	25	558	1.0
2016	18	526	1.0	14	406	0.7	4	120	0.3
2017	22	1,532	2.9	19	1,478	2.8	3	54	0.1
2018	23	1,020	1.9	23	1,020	1.9	—	—	—
2019	95	4,703	8.8	94	4,510	8.4	1	193	0.4
2020	82	2,920	5.5	80	2,887	5.4	2	33	0.1
2021	131	4,456	8.3	131	4,456	8.3	—	—	—
2022	96	2,605	4.9	95	2,592	4.9	1	13	*
2023	233	6,430	12.0	232	6,404	12.0	1	26	*
2024	57	1,727	3.2	57	1,727	3.2	—	—	—
2025	64	5,537	10.3	60	5,474	10.2	4	63	0.1
2026	21	1,091	2.0	20	1,066	2.0	1	25	*
2028	2	54	0.1	2	54	0.1	—	—	—
2030	1	186	0.4	1	186	0.4	—	—	—
2033	3	357	0.7	3	357	0.7	—	—	—
2034	2	230	0.4	2	230	0.4	—	—	—
2037	2	325	0.6	2	325	0.6	—	—	—
2043	1	13	*	—	—	—	1	13	*

Totals	1,636	$53,523	100.0%	1,322	$47,078	88.0%	314	$6,445	12.0%

*Less than 0.1%

(1)    Excludes six multi-tenant properties and 25 vacant unleased properties, one of which is a multi-tenant property. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)    Includes rental revenue of $46 from properties reclassified to discontinued operations and excludes revenue of $1,752 from six multi-tenant properties and from 25 vacant and unleased properties at March 31, 2006.

(3)    Represents leases to the initial tenant of the property that are expiring for the first time.

(4)    Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of March 31, 2006 (dollars in thousands):

				Rental Revenue
			Approximate	For the Quarter	Percentage of
	Number of	Percent	Leasable	Ended March 31,	Rental
State	Properties	Leased	Square Feet	2006 (1)	Revenue
Alabama	17	94%	146,600	$416	0.8%
Alaska	2	100	128,500	259	0.5
Arizona	70	100	335,500	1,908	3.5
Arkansas	8	88	48,800	139	0.2
California	62	100	1,106,900	4,024	7.3
Colorado	46	100	385,700	1,788	3.2
Connecticut	16	100	245,600	940	1.7
Delaware	15	100	27,700	316	0.6
Florida	128	99	1,252,600	4,969	9.0
Georgia	104	98	716,100	2,782	5.0
Idaho	14	100	91,900	361	0.7
Illinois	55	98	696,200	3,220	5.8
Indiana	39	95	357,900	1,599	2.9
Iowa	13	92	67,700	210	0.4
Kansas	22	86	486,500	747	1.4
Kentucky	15	100	51,900	381	0.7
Louisiana	14	100	65,200	284	0.5
Maryland	24	100	218,800	1,132	2.0
Massachusetts	37	100	203,100	994	1.8
Michigan	13	100	81,600	296	0.5
Minnesota	20	100	337,100	1,260	2.3
Mississippi	38	92	205,200	738	1.3
Missouri	41	95	478,500	1,383	2.5
Montana	2	100	30,000	76	0.1
Nebraska	15	100	145,400	535	1.0
Nevada	15	100	191,000	827	1.5
New Hampshire	10	100	89,600	368	0.7
New Jersey	26	100	200,100	1,056	1.9
New Mexico	7	100	53,300	140	0.3
New York	29	97	430,900	1,874	3.4
North Carolina	50	100	322,800	1,494	2.7
North Dakota	5	100	31,900	54	0.1
Ohio	105	100	661,500	2,528	4.6
Oklahoma	21	100	105,400	413	0.7
Oregon	17	100	253,300	573	1.0
Pennsylvania	81	100	481,300	2,273	4.1
Rhode Island	1	100	3,500	29	0.1
South Carolina	55	100	215,800	1,416	2.6
South Dakota	7	100	18,300	76	0.1
Tennessee	98	100	451,400	2,210	4.0
Texas	183	98	1,893,700	5,607	10.1
Utah	6	83	35,100	103	0.2
Vermont	1	100	2,500	22	*
Virginia	62	100	431,900	2,313	4.2
Washington	37	100	243,900	721	1.3
West Virginia	2	0	16,800	—	0.0
Wisconsin	17	94	157,400	390	0.7
Wyoming	2	100	9,300	31	*
Totals/Average	1,667	99%	14,211,700	$55,275	100.0%

* Less than 0.1%

(1)    Includes rental revenue for all properties owned by Realty Income at March 31, 2006, including revenue from properties reclassified to discontinued operations of $46.

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

Approximately 98.1%, or 1,636, of the 1,667 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property costs and expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

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

Realty Income’s 8 1/4% Monthly Income Senior Notes due 2008, are listed on the NYSE under the ticker symbol “OUI”. The cusip number of these notes is 756109-203.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at March 31, 2006. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents by year of expected maturity, the principal amounts, average interest rates, fair values as of March 31, 2006. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2006	$—	—	$—	—
2007 (1)	110.0	7.75%	—	—
2008 (2)(3)	100.0	8.25%	33.6	5.39%
2009 (4)	20.0	8.00%	—	—
2010	—	—	—	—
Thereafter (5)	525.0	5.51%	—	—
Totals	$ 755.0	6.26%	$ 33.6	5.39%
Fair Value (6)	$ 730.1		$ 33.6

(1)    $110 million matures in May 2007.

(2)    $100 million matures in October 2008.

(3)    The credit facility expires in October 2008. The credit facility balance as of April 2, 2006 was $44.5 million.

(4)    $20 million matures in January 2009.

(5)    $100 million matures in March 2013, $150 million matures in November 2015, $175 million matures in September 2017 and $100 million matures in March 2035.

(6)    We base the fair value of the fixed rate debt at March 31, 2006 on the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place at March 31, 2006.

The table incorporates only those exposures that exist as of March 31, 2006; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. Our credit facility interest rate is variable. Based on our credit facility balance at March 31, 2006, a 1% change in interest rates would change our interest costs by $336,000 per year.

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

As required of and for the quarter ended March 31, 2006, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

PART II.	OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 6.	Exhibits

Exhibit No.	Description

Articles of Incorporation and By-Laws

3.1

Articles of Incorporation of the Company, as amended by amendment No. 1 dated May 10, 2005 and amendment No. 2 dated May 10, 2005 (filed as exhibit 3.1 to Realty Income’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

3.2

Bylaws of the Company, as amended by amendment No. 1 dated March 20, 2000 and amendment No. 2 dated June 15, 2005 (filed as exhibit 3.2 to Realty Income’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

3.3

Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the Class D Preferred Stock (filed as exhibit 3.8 to the Company’s Form 8-A filed on May 25, 2004 and incorporated herein by reference).

3.4

Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the Class D Preferred Stock (filed as exhibit 3.2 to the Company’s Form 8-K filed on October 19, 2004 and incorporated herein by reference).

Instruments defining the rights of security holders, including indentures

4.1	Pricing Committee Resolutions and Form of 7-3/4% Notes due 2007 (filed as Exhibit 4.2 to the Company’s Form 8-K dated May 5, 1997 and incorporated herein by reference).

4.2	Indenture dated as of May 6, 1997 between the Company and The Bank of New York (filed as Exhibit 4.1 to the Company’s Form 8-K dated May 5, 1997 and incorporated herein by reference).

4.3	First Supplemental Indenture dated as of May 28, 1997, between the Company and The Bank of New York (filed as Exhibit 4.3 to the Company’s Form 8-B and incorporated herein by reference).

4.4	Pricing Committee Resolutions (filed as an exhibit 4.2 to the Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

4.5	Form of 8-1/4% Notes due 2008 (filed as exhibit 4.3 to the Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

4.6	Indenture dated as of October 28, 1998 between the Company and The Bank of New York (filed as exhibit 4.1 to the Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

4.7	Pricing Committee Resolutions and Form of 8% Notes due 2009 (filed as exhibit 4.2 to the Company’s Form 8-K, dated January 21, 1999 and incorporated herein by reference).

4.8	Form of 5-3/8% Senior Notes due 2013 (filed as exhibit 4.2 to the Company’s Form 8-K, dated March 5, 2003 and incorporated herein by reference).

4.9

Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5-3/8% Senior Notes due 2013 (filed as exhibit 4.3 to the Company’s Form 8-K, dated March 5, 2003 and incorporated herein by reference).

4.10	Form of 5-1/2% Senior Notes due 2015 (filed as exhibit 4.2 to the Company’s Form 8-K, dated November 19, 2003 and incorporated herein by reference).

4.11

Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5-1/2% Senior Notes due 2015 (filed as exhibit 4.3 to the Company’s Form 8-K, dated November 19, 2003 and incorporated herein by reference).

4.12	Form of 5-7/8% Senior Notes due 2035 (filed as exhibit 4.2 to the Company’s Form 8-K, dated March 8, 2005 and incorporated herein by reference).

4.13

Officer’s Certificate pursuant to section 301 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5-7/8% Senior Debentures due 2035 (filed as exhibit 4.3 to the Company’s Form 8-K, dated March 8, 2005 and incorporated herein by reference).

4.14	Form of 5-3/8% Senior Notes due 2017 (filed as exhibit 4.2 to the Company’s Form 8-K, dated September 8, 2005 and incorporated herein by reference).

4.15

Officer’s Certificate pursuant to section 301 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5-3∕8% Senior Notes due 2017 (filed as exhibit 4.3 to the Company’s Form 8-K, dated September 8, 2005 and incorporated herein by reference).

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

REALTY INCOME CORPORATION

/s/ GREGORY J. FAHEY
Date: May 4, 2006	Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)