Form 10-Q
period 2006-06-30
REALTY INCOME CORP
filed 2006-08-03
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006, or

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

Large accelerated filer [ X ]   Accelerated filer [   ]  Non-accelerated filer [   ]

There were 89,129,472 shares of common stock outstanding as of July 26, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]   No  [ X ]

REALTY INCOME CORPORATION

Form 10-Q
June 30, 2006

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

SIGNATURE

PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

June 30, 2006 and December 31, 2005
(dollars in thousands, except per share data)

	2006	2005
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$ 790,040	$ 746,016
Buildings and improvements	1,444,747	1,350,140
	2,234,787	2,096,156
Less accumulated depreciation and amortization	(366,053)	(341,193)
Net real estate held for investment	1,868,734	1,754,963
Real estate held for sale, net	47,943	47,083
Net real estate	1,916,677	1,802,046
Cash and cash equivalents	10,746	65,704
Accounts receivable	4,814	5,044
Goodwill	17,206	17,206
Other assets	26,154	30,988
Total assets	$ 1,975,597	$ 1,920,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$ 10,865	$ 10,121
Accounts payable and accrued expenses	19,879	20,391
Other liabilities	10,259	9,562
Line of credit payable	82,300	136,700
Notes payable	755,000	755,000
Total liabilities	878,303	931,774

Commitments and contingencies
Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000 shares authorized, 5,100,000 shares issued and outstanding	123,804	123,804
Common stock and paid in capital, par value $1.00 per share, 200,000,000 shares authorized, 89,129,472 and 83,696,647 issued and outstanding in 2006 and 2005, respectively	1,256,793	1,134,300
Distributions in excess of net income	(283,303)	(268,890)
Total stockholders’ equity	1,097,294	989,214
Total liabilities and stockholders’ equity	$ 1,975,597	$ 1,920,988

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the three and six months ended June 30, 2006 and 2005
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended 6/30/06	Three Months Ended 6/30/05	Six Months Ended 6/30/06	Six Months Ended 6/30/05
REVENUE
Rental	$ 55,738	$ 47,080	$ 110,803	$ 93,470
Other	766	135	852	172
	56,504	47,215	111,655	93,642

EXPENSES
Interest	11,930	9,793	25,127	18,851
Depreciation and amortization	14,801	11,163	28,324	21,888
General and administrative	4,355	3,706	8,600	7,762
Property	685	1,008	1,545	1,875
Income taxes	231	203	462	401
	32,002	25,873	64,058	50,777
Income from continuing operations	24,502	21,342	47,597	42,865
Income from discontinued operations:
Real estate acquired for resale by Crest	537	296	1,416	1,129
Real estate held for investment	1,601	3,028	2,515	4,175
	2,138	3,324	3,931	5,304

Net income	26,640	24,666	51,528	48,169
Preferred stock cash dividends	(2,351)	(2,351)	(4,702)	(4,702)
Net income available to common stockholders	$ 24,289	$ 22,315	$ 46,826	$ 43,467

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic and diluted	$ 0.25	$ 0.24	$ 0.50	$ 0.48
Net income:
Basic	$ 0.28	$ 0.28	$ 0.55	$ 0.55
Diluted	$ 0.27	$ 0.28	$ 0.54	$ 0.55

Weighted average common shares outstanding:
Basic	88,305,175	79,597,321	85,791,994	79,589,462
Diluted	88,466,024	79,676,168	85,988,206	79,667,812

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2006 and 2005
(dollars in thousands)(unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 51,528	$ 48,169
Adjustments to net income:
Depreciation and amortization	28,324	21,888
Income from discontinued operations:
Real estate acquired for resale	(1,416)	(1,129)
Real estate held for investment	(2,515)	(4,175)
Cash from discontinued operations:
Real estate acquired for resale	(10)	(520)
Real estate held for investment	379	957
Investment in real estate acquired for resale	(8,737)	(20,340)
Intangibles acquired in connection with acquisitions of real estate acquired for resale	—	(1,369)
Proceeds from sales of real estate acquired for resale	10,195	11,197
Collection of mortgage note receivable by Crest	1,333	—
Gain on reinstatement of property carrying value	(716)	—
Amortization of stock compensation	1,632	1,084
Amortization of stock option costs	11	7
Change in assets and liabilities:
Accounts receivable and other assets	4,528	(388)
Accounts payable, accrued expenses and other liabilities	221	1,955
Net cash provided by operating activities	84,757	57,336

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties	5,423	14,576
Acquisition of and additions to investment properties	(146,392)	(134,978)
Intangibles acquired in connection with acquisitions of investment properties	—	(8,052)
Net cash used in investing activities	(140,969)	(128,454)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	166,000	175,400
Payments under lines of credit	(220,400)	(144,200)
Proceeds from stock offerings, net of offering costs of $6,278 in 2006	120,550	—
Proceeds from notes issued, net of offering costs of $2,979 in 2005	—	97,023
Cash distributions to common stockholders	(60,496)	(52,676)
Cash dividends to preferred stockholders	(4,702)	(4,702)
Proceeds from other common stock issuances	301	80
Net cash provided by financing activities	1,253	70,925
Net decrease in cash and cash equivalents	(54,959)	(193)
Cash and cash equivalents, beginning of period	65,704	2,141
Cash and cash equivalents, end of period	$ 10,746	$ 1,948

For supplemental disclosures, see note 11.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006
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

At June 30, 2006, we owned 1,684 properties, located in 48 states, containing over 14.5 million leasable square feet, along with 15 properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”).  Crest was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges, under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

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

B. We have elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Tax Code. We believe we have qualified and continue to qualify as a REIT.  Under the REIT operating structure we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of Crest, which are included in discontinued operations.

3.                   Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators.

A.  During the first six months of 2006, Realty Income and Crest invested $154.9 million, in aggregate, in 51 new retail properties and properties under development.  These 51 properties are located in 14 states, will contain over 1.2 million leasable square feet, and are 100% leased with an average initial lease term of 18.0 years.

In comparison, during the first six months of 2005, Realty Income and Crest invested $166.8 million, in aggregate, in 72 new retail properties and properties under development.  Of the $166.8 million invested in the first six months of 2005, $85.4 million was used to acquire 33 properties with existing leases on the properties.  In accordance with SFAS 141, Realty Income recorded $8.8 million and Crest recorded $1.9 million as the value of in-place leases.  In addition Realty Income recorded $756,000 and Crest recorded $66,000 as the value of below-market rents on these leases.  These amounts are recorded to “other assets” and “other liabilities” on our consolidated balance sheet and are amortized over the lives of the respective leases.  Such amounts recorded by Crest are included in the calculation of gain on sales of properties.

B.  During the first six months of 2006, Realty Income invested $146.2 million in 48 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.8%.  These 48 properties are located in 14 states, will contain over 1.1 million leasable square feet, and are 100% leased with an average initial lease term of 18.0 years.  The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.

In comparison, during the first six months of 2005, Realty Income invested $145.1 million in 60 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.8%.

C.  During the first six months of 2006, Crest invested $8.7 million in three new retail properties.

In comparison, during the first six months of 2005, Crest invested $21.7 million in 12 new retail properties and properties under development.

D.  Crest’s property inventory at June 30, 2006 consisted of 15 properties with a total investment of $45.7 million and at December 31, 2005 consisted of 17 properties with a total investment of $45.7 million.  These amounts are included on our consolidated balance sheets in “real estate held for sale, net.”

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

The average borrowing rate on our credit facility during the first six months of 2006 was 5.3%, compared to 3.7% in the first six months of 2005 on our previous $250 million credit facility, which expired in October 2005. The increase in the average borrowing rate is due to an increase in LIBOR since the beginning of 2005. Our current credit facility is subject to various leverage and interest coverage ratio limitations. The Company is and has been in compliance with these covenants.

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

6.                   Gain on Sales of Real Estate Acquired for Resale by Crest

During the second quarter of 2006, Crest sold one property for $3.8 million, which resulted in a gain of $520,000.  In comparison, during the second quarter of 2005, Crest sold one property for $3.5 million, which resulted in a gain of $422,000.  Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

During the first six months of 2006, Crest sold five properties for $10.2 million, which resulted in a gain of $1.4 million.  In comparison, during the first six months of 2005, Crest sold six properties for $11.2 million, which resulted in a gain of $1.6 million.  Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

As part of one sale in December 2005, Crest provided the buyer financing in the form of a $1.3 million promissory note, which was paid in full in February 2006.

7.                   Gain on Sales of Investment Properties by Realty Income

During the second quarter of 2006, we sold five investment properties for $4.6 million, which resulted in a gain of $1.4 million.  In comparison, during the second quarter of 2005, we sold seven investment properties and a portion of land from one property for $8.0 million, which resulted in a gain of $2.7 million. These gains are included in income from discontinued operations, except for $14,000 which is included in other revenue for the second quarter of 2005.

As part of one sale during the second quarter of 2006, we provided the buyer financing in the form of a $1.3 million promissory note, which is payable in full during 2006.  Interest of 8% per annum accrues on this note.

During the first six months of 2006, we sold ten investment properties for $6.7 million, which resulted in a gain of $2.2 million.  In comparison, during the first six months of 2005, we sold 11 investment properties and a portion of land from one property for $14.6 million, which resulted in a gain of $3.5 million. These gains are included in discontinued operations except, for $14,000 which is included in other revenue in 2005.

8.                   Discontinued Operations

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), Realty Income’s operations from four investment properties, classified as held for sale at June 30, 2006, plus properties sold in 2006 and 2005, were reported as discontinued operations.  Their respective results of operations were reclassified to “income from discontinued operations, real estate held for investment.”  We classify properties as held for sale in accordance with SFAS 144.  We do not depreciate properties that are classified as held for sale.

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

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” (dollars in thousands):

Crest’s income from discontinued operations, real estate acquired for resale	Three months ended 6/30/06	Three months ended 6/30/05	Six months ended 6/30/06	Six months ended 6/30/05
Gain on sales of real estate acquired for resale	$ 520	$ 422	$ 1,426	$ 1,649
Rental revenue	990	287	2,094	569
Interest expense	(737)	(163)	(1,463)	(310)
General and administrative expense	(75)	(134)	(154)	(273)
Property expenses	4	(25)	(33)	(51)
Income taxes	(165)	(91)	(454)	(455)

Income from discontinued operations, real estate acquired for resale by Crest	$ 537	$ 296	$ 1,416	$ 1,129

The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” (dollars in thousands):

Realty Income’s income from discontinued operations, real estate held for investment	Three months ended 6/30/06	Three months ended 6/30/05	Six months ended 6/30/06	Six months ended 6/30/05
Gain on sales of investment properties	$ 1,441	$ 2,641	$ 2,193	$ 3,463
Rental revenue	172	514	415	1,095
Other revenue	7	—	7	1
Depreciation and amortization	(20)	(86)	(57)	(225)
Property expenses	1	(37)	(43)	(138)
Provision for impairment	—	(4)	—	(21)

Income from discontinued operations, real estate held for investment	$ 1,601	$ 3,028	$ 2,515	$ 4,175

The following is a summary of our total discontinued operations (dollars in thousands):

	Three months ended 6/30/06	Three months ended 6/30/05	Six months ended 6/30/06	Six months ended 6/30/05
Income from discontinued operations:
Real estate acquired for resale by Crest	$ 537	$ 296	$ 1,416	$ 1,129
Real estate held for investment	1,601	3,028	2,515	4,175

Income from discontinued operations	$ 2,138	$ 3,324	$ 3,931	$ 5,304
Per common share, basic and diluted	$ 0.02	$ 0.04	$ 0.05	$ 0.07

9.                                      Distributions Paid and Payable

A.  We pay monthly distributions to our common stockholders.  The following is a summary of the monthly cash distributions per common share paid during the first six months of 2006 and 2005.

Month	2006	2005
January	$0.116250	$0.110000
February	0.116250	0.110000
March	0.116250	0.110000
April	0.116875	0.110625
May	0.116875	0.110625
June	0.116875	0.110625
Total	$0.699375	$0.661875

At June 30, 2006, a distribution of $0.1175 per common share was payable and was paid on July 17, 2006.

B.  In May 2004 and October 2004, in aggregate, we issued a total of 5.1 million shares of 7-3/8% Monthly Income Class D preferred stock.  Beginning May 27, 2009, the Class D preferred shares are redeemable at our option for $25.00 per share.  During the first six months of 2006 and 2005, we paid six monthly dividends to holders of our Class D preferred stock of $0.1536459 per share, totaling $4.7 million.

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

The following is a reconciliation of the denominator of basic net income per common share computation to the denominator of diluted net income per common share computation:

	Three months ended 6/30/06	Three months ended 6/30/05	Six months ended 6/30/06	Six months ended 6/30/05
Weighted average shares used for the basic net income per share computation	88,305,175	79,597,321	85,791,994	79,589,462
Incremental shares from share based compensation	160,849	78,847	196,212	78,350
Adjusted weighted average shares used for diluted net income per share computation	88,466,024	79,676,168	85,988,206	79,667,812

No stock options were anti-dilutive for the six months ended June 30, 2006 and 2005. For the three and six months ended June 30, 2006, we had 251,800 nonvested shares from share based compensation that were anti-dilutive. No nonvested shares were anti-dilutive for the three and six months ended June 30, 2005.

11.            Supplemental Disclosures of Cash Flow Information

Interest paid during the first six months of 2006 was $26.1 million and for the first six months of 2005 was $16.5 million.

Interest capitalized to properties under development in the first six months of 2006 was $1.1 million and in the first six months of 2005 was $625,000.

Income taxes paid by Realty Income and Crest in the first six months of 2006 totaled $569,000 and in the first six months of 2005 totaled $1.1 million.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  Stock based compensation for the first six month of 2006 was $1.6 million and for the first six months of 2005 was $1.1 million.

B.  On one property sale during the second quarter of 2006, we provided the buyer financing in the form of a $1.3 million promissory note, which is payable in full during 2006.

C.  In 2004, we recorded a loss of $716,000 on one property to reduce its carrying value to zero.  This impairment was the result of a dispute with the original owner and tenant in their bankruptcy proceeding.  Our title insurance company failed to timely record the deed on this property upon our original acquisition, which resulted in a claim by the bankruptcy trustee that Realty Income did not have legal title to the property.  In the second quarter of 2006, this issue was resolved and we obtained title to the property.  At that time we reinstated the original carrying value adjusted for depreciation on our balance sheet and recorded other revenue of $716,000.  We also reversed accrued liabilities and property expenses of $133,000 associated with this property.  As part of the settlement, these costs became the responsibility of the title insurance company.

D.  In 2005, accrued costs on properties under development resulted in an increase in buildings and accounts payable of $3.4 million.

E.  Distributions payable on our balance sheets is comprised of accruals for the following (dollars in thousands):

	6/30/06	12/31/05
Common stock distributions	$10,473	$9,729
Preferred stock dividends	392	392

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of June 30, 2006 (dollars in thousands):

Revenue	Three months ended 6/30/06	Three months ended 6/30/05	Six months ended 6/30/06	Six months ended 6/30/05
Segment rental revenue:
Automotive parts	$1,616	$1,620	$3,298	$3,306
Automotive service	3,641	3,637	7,275	7,253
Automotive tire services	3,473	3,472	6,945	7,174
Child care	6,193	6,240	12,369	12,334
Convenience stores	9,592	8,915	19,145	17,805
Drug stores	1,628	1,540	3,257	2,335
Health and fitness	2,402	1,798	4,804	3,583
Home furnishings	1,852	1,917	3,677	3,726
Home improvement	1,741	541	3,417	1,060
Motor vehicle dealerships	2,012	1,220	3,757	2,248
Restaurants	5,307	4,164	10,417	8,354
Sporting goods	1,687	1,687	3,374	3,374
Theaters	5,462	1,529	10,923	3,189
17 non-reportable segments (1)	9,132	8,800	18,145	17,729
Other revenue	766	135	852	172

Total revenue	$56,504	$47,215	$111,655	$93,642

(1) Crest Net’s revenues appear in “income from discontinued operations, real estate acquired for resale by Crest.”

	June 30,	December 31,
Assets, as of:	2006	2005
Segment net real estate:
Automotive parts	$ 38,536	$ 39,550
Automotive service	104,106	106,602
Automotive tire services	127,430	129,314
Child care	99,220	102,228
Convenience stores	338,331	342,404
Drug stores	64,864	65,846
Health and fitness	94,917	87,426
Home furnishings	55,308	56,218
Home improvement	72,517	17,846
Motor vehicle dealerships	91,176	71,035
Restaurants	184,425	166,231
Sporting goods	57,102	57,913
Theaters	257,173	250,214
17 other non-reportable segments	331,572	309,219

Total segment net real estate	1,916,677	1,802,046
Other intangible assets – Drug stores	8,169	8,489
Other intangible assets – Theaters	1,371	1,419
Other corporate assets	49,380	109,034

Total assets	$ 1,975,597	$ 1,920,988

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

In 2003, our Board of Directors adopted, and stockholders approved, the 2003 Incentive Award Plan of Realty Income Corporation (the “Stock Plan”) to enable us to attract and retain the services of directors, employees and consultants, considered essential to our long-term success, by offering them an opportunity to own stock in Realty Income and/or rights that will reflect our growth, development and financial success.  The Stock Plan was amended and restated by our Board of Directors on February 21, 2006.  Under the terms of this plan, the aggregate number of shares of our common stock subject to options, stock purchase rights (SPR), stock appreciation rights (SAR) and other awards will be no more than 3,428,000 shares. The maximum number of shares that may be subject to options, stock purchase rights, stock appreciation rights and other awards granted under the plan to any individual in any calendar year may not exceed 1,600,000 shares. This plan has a term of 10 years from the date it was adopted by our Board of Directors, which was March 12, 2003.  To date, we have not issued any SPR or SAR.

The amount of share based compensation costs charged against income during the second quarter of 2006 were $1.1 million, during the second quarter of 2005 were $551,000, during the first six months of 2006 were $1.6 million and during the first six months of 2005 were $1.1 million.

Stock options are granted with an exercise price equal to the underlying stock’s fair market value at the date of grant. Stock options expire ten years from the date they are granted and vest over service periods of one, three, four and five years.  No stock options were granted in 2006 or 2005.

The following table summarizes our stock option activity.

	For the six months ended June 30, 2006		For the year ended December 31, 2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	135,348	$13.02	176,130	$13.01
Options exercised	(23,954)	12.58	(40,352)	12.93
Options forfeited	—	—	(430)	14.70
Outstanding, end of each period	111,394	$13.11	135,348	$13.02

At June 30, 2006, the options outstanding had exercise prices ranging from $10.63 to $14.70, with a weighted average price of $13.11, and expiration dates ranging from June 2007 to December 2011 with a weighted average remaining term of 3.1 years. At June 30, 2006, there were 106,282 options exercisable with exercise prices ranging from $10.63 to $14.70 and a weighted average price of $13.04.  Options exercisable at December 31, 2005 totaled 119,924.

The following table summarizes our common stock grant activity under our Stock Plan for 2006 and 2005.  The grants vest over periods ranging immediately to 10 years.

	For the six months ended June 30, 2006		For the year ended December 31, 2005
	Number of Shares	Weighted Average Price (1)	Number of Shares	Weighted Average Price (1)
Outstanding nonvested shares, beginning of year	788,722	$17.83	626,868	$14.98
Shares granted	209,998	21.71	306,241	25.20
Shares vested	(124,138)	20.36	(92,811)	16.69
Shares forfeited	(1,127)	21.58	(51,576)	17.31
Outstanding nonvested shares, end of each period	873,455	$19.42	788,722	$17.83

(1) Grant date fair value.

During the first six months of 2006, we issued 209,998 shares of common stock under the Stock Plan. These shares vest over the following service periods: 16,000 vested upon issuance, 4,000 vests over a service period of one year, 4,000 vests over a service period of four years, 15,000 vests over a service period of five years and 170,998 vests over a service period of 10 years.

As of June 30, 2006, the remaining unamortized stock compensation expense totaled $17.0 million, which is being amortized over the service period of each applicable award.  The amount of deferred stock compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and the Company have a mutual understanding of the key terms and condition of the award and the recipient of the grant begins to benefit from, or be adversely affected by subsequent changes in the price of the shares.

14.            Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial statements taken as a whole.

At June 30, 2006, we have committed to pay estimated unfunded development costs of $21.5 million on properties under development.  We also have contingent payments for tenant improvements and leasing costs of $846,000.  We also have made a $6 million commitment to fund the construction costs of two buildings, which are not currently under construction and is pending the tenant’s commitment to build the buildings.

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

At June 30, 2006, we owned a diversified portfolio:

•                  Of 1,684 retail properties;

•                  With an occupancy rate of 98.7%, or 1,662 properties occupied of the 1,684 properties in the portfolio;

•                  Leased to 102 different retail chains doing business in 29 separate retail industries;

•                  Located in 48 states;

•                  With over 14.5 million square feet of leasable space; and

•                  With an average leasable retail space per property of approximately 8,700 square feet.

Of the 1,684 properties in the portfolio, 1,677, or 99.6%, are single-tenant, retail properties and the remaining seven are multi-tenant, distribution and office properties. At June 30, 2006, 1,656, or 98.7%, of the 1,677 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 12.3 years.

In addition, at June 30, 2006, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”) owned 15 properties with a total investment of $45.7 million, which are classified as held for sale.  Crest was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

We typically acquire retail properties under long-term leases with retail chain store operators. These transactions generally provide capital to owners of retail real estate and retail chains for expansion or other corporate purposes. Our acquisition and investment activities are concentrated in well-defined target markets and generally focus on retail chains providing goods and services that satisfy basic consumer needs.

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

Investment Philosophy

We believe that owning an actively managed, diversified portfolio of retail properties under long-term, net leases produces consistent and predictable income.  Under a net-lease agreement, the tenant agrees to pay monthly rent and property operating expenses (taxes, maintenance and insurance) plus, typically, future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases, or to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties owned under long-term leases, coupled with the tenant’s responsibility for property expenses, generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

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

•                  Properties that are located within attractive demographic areas relative to the businesses of our tenants;

•                  Properties with high visibility and easy access to major thoroughfares; and

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

Recently updated SEC rules allow for the shelf amount to not be specified.  As such, there is no specific limit to the dollar amount of new securities that can be issued under this new shelf registration.

Credit Ratings Upgrade

In February 2006, Moody’s Investors Service, Inc. affirmed its ratings on our senior unsecured debt rating of Baa2 and our preferred stock rating of Baa3 and raised the outlook to “positive” from “stable.”

Acquisitions During the Second Quarter of 2006

During the second quarter of 2006, Realty Income and Crest invested $59.7 million, in aggregate, in 23 new properties and properties under development. These 23 properties are located in 10 states and are 100% leased with an initial average lease term of 17.3 years.  As described below, Realty Income acquired 22 properties and Crest acquired one property.

Included in the $59.7 million is $58.3 million invested by Realty Income in 22 new properties and properties under development, with an initial weighted average contractual lease rate of 9.0%. These 22 properties are located in 10 states, are 100% leased with an initial average lease term of 17.4 years and will contain over 408,000 leasable square feet.  The 22 new properties acquired by Realty Income are net-leased to five different retail chains in the automotive collision service, general merchandise, motor vehicle dealership, private education, and restaurant industries.

Also included in the $59.7 million is $1.4 million invested by Crest in one new retail property.

Acquisitions During the First Six Months of 2006

During the first six months of 2006, Realty Income and Crest invested $154.9 million, in aggregate, in 51 new properties and properties under development. These 51 properties are located in 14 states and are 100% leased with an initial average lease term of 18.0 years.  As described below, Realty Income acquired 48 properties and Crest acquired three properties.

Included in the $154.9 million is $146.2 million invested by Realty Income in 48 new properties and properties under development, with an initial weighted average contractual lease rate of 8.8%. These 48 properties are located in 14 states, are 100% leased with an initial average lease term of 18.0 years and will contain over 1.1 million leasable square feet.  The 48 new properties acquired by Realty Income are net-leased to nine different retail chains in the automotive collision service, general merchandise, home improvement, motor vehicle dealership, private education, and restaurant industries.

Also included in the $154.9 million is $8.7 million invested by Crest in three new retail properties.

Of the $154.9 million Realty Income invested in real estate during the first six months of 2006, $28.8 million was invested in eleven properties that were leased and under contract for development by the tenant at June 30, 2006 (with development costs funded by Realty Income).  Rent on these properties is scheduled to begin at various times during the next twelve months.

At June 30, 2006, we also had outstanding commitments to pay estimated unfunded development costs totaling $21.5 million.  These commitments are on properties acquired in 2005 and 2006.

Investments in Existing Properties

In the second quarter of 2006, we capitalized costs of $69,000 on existing properties in our portfolio, consisting of $12,000 for re-leasing costs and $57,000 for building improvements.

In the first six months of 2006, we capitalized costs of $238,000 on existing properties in our portfolio, consisting of $134,000 for re-leasing costs and $104,000 for building improvements.

Net Income Available to Common Stockholders

Net income available to common stockholders was $24.3 million in the second quarter of 2006 versus $22.3 million in the same quarter of 2005, an increase of $2.0 million. On a diluted per common share basis, net income was $0.27 per share in the second quarter of 2006 compared to $0.28 in the second quarter of 2005.

Net income available to common stockholders was $46.8 million in the first six months of 2006 versus $43.5 million in the same period of 2005, an increase of $3.3 million. On a diluted per common share basis, net income was $0.54 per share in the second quarter of 2006 compared to $0.55 in the first six months of 2005.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during the second quarter of 2006 was $1.4 million as compared to $2.7 million for the second quarter of 2005.  The gain recognized from the sales of investment properties during the first six months of 2006 was $2.2 million as compared to $3.5 million for the first six months of 2005.

Funds from Operations (FFO)

In the second quarter of 2006, our FFO increased by $6.7 million, or 21.7%, to $37.6 million versus $30.9 million in the second quarter of 2006.  On a diluted per common share basis, FFO was $0.43 in the second quarter of 2006 compared to $0.39 for the second quarter of 2005, an increase of $0.04, or 10.3%.

In the first six months of 2006, our FFO increased by $10.9 million, or 17.6%, to $72.9 million versus $62.0 million in the first six months of 2006.  On a diluted per common share basis, FFO was $0.85 in the first six months of 2006 compared to $0.78 for the first six months of 2005, an increase of $0.07, or 9.0%.

See our discussion of FFO later in this section for a reconciliation of net income available to common stockholders to FFO.

Crest Property Sales

During the second quarter of 2006, Crest sold one property from its inventory for an aggregate of $3.8 million, which resulted in a gain of $520,000.  Crest’s gains are included in “income from discontinued operations, real estate acquired for resale by Crest.”

During the first six months of 2006, Crest sold five properties from its inventory for an aggregate of $10.2 million, which resulted in a gain of $1.4 million.

Crest’s Property Inventory

Crest’s property inventory at June 30, 2006 totaled $45.7 million and at December 31, 2005 totaled $45.7 million.

Increases in Monthly Distributions to Common Stockholders

We continue our 37-year policy of paying distributions monthly.  Monthly distributions per share were increased in April 2006 by $0.000625 to $0.116875 and in July 2006 by $0.000625 to $0.1175.  The increase in July 2006 was our 35th consecutive quarterly increase and the 39th increase in the amount of our dividend since our listing on the NYSE in 1994. In the first six months of 2006, we paid three monthly cash distributions per share in the amount of $0.11625 and three in the amount of $0.116875, totaling $0.699375. In June 2006 and July 2006, we declared distributions of $0.1175 per share, which were paid on July 17, 2006 and will be paid on August 15, 2006, respectively.

The monthly distribution of $0.1175 per share represents a current annualized distribution of $1.41 per share, and an annualized distribution yield of approximately 6.1% based on the last reported sale price of our common stock on the NYSE of $23.05 on July 26, 2006. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be in any future period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves

Realty Income is organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At June 30, 2006, we had cash and cash equivalents totaling $10.7 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future.  We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facility.

$300 Million Acquisition Credit Facility

We have a $300 million revolving, unsecured credit facility that expires in October 2008. Realty Income’s current investment grade credit ratings provide for financing under the $300 million credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 65 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 80 basis points over LIBOR.  At July 26, 2006, we had a borrowing capacity of $218.7 million available on our credit facility and an outstanding balance of $81.3 million at an effective interest rate of 6.0%.

The credit facility is expected to be used to acquire additional retail properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk.

Mortgage Debt

We have no mortgage debt on any of our properties.

Universal Shelf Registration

In April 2006, we filed a shelf registration statement with the SEC, which will be effective for a term of three years. The securities covered by this registration statement include common stock, preferred stock, debt securities, or any combination of such securities.  Realty Income may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.  Recently updated SEC rules allow for the shelf amount to not be specified.  As such, there is no specific limit to the dollar amount of new securities that can be issued under this new shelf registration.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At July 26, 2006, our total outstanding credit facility borrowings and outstanding notes were $836.3 million or approximately 27.7% of our total market capitalization of $3.02 billion. We define our total market capitalization at July 26, 2006 as the sum of:

•                  Shares of our common stock outstanding of 89,129,472 multiplied by the last reported sales price of our common stock on the NYSE of $23.05 per share, or $2.05 billion;

•                  Aggregate liquidation value of the Class D preferred stock of $127.5 million;

•                  Outstanding borrowings of $81.3 million on our credit facility; and

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

The following is a summary of the key financial covenants of our senior unsecured notes.  The actual amounts are as of June 30, 2006.

Note Covenants	Required	Actual
Limitation on Incurrence of Total Debt	≤60%	36.2%
Limitation on Incurrence of Secured Debt	≤ 40%	0.0%
Debt Service Coverage	≥ 1.5 x	4.1 x
Maintenance of Total Unencumbered Assets	≥ 150% of Unsecured Debt	276%

All of our outstanding notes and bonds have fixed interest rates.  Our credit facility interest rate is variable.

Table of Obligations

The following table summarizes the maturity of each of our obligations as of June 30, 2006 (dollars in millions):

Year of Maturity	Credit Facility	(1)	Notes	Interest (2)	Other (3)	Totals
2006	$ —		$ —	$ 28.5	$ 22.4	$ 50.9
2007	—		110.0	46.6	—	156.6
2008	82.3		100.0	41.8	—	224.1
2009	—		20.0	29.0	—	49.0
2010	—		—	28.9	—	28.9
Thereafter	—		525.0	257.3	—	782.3
Totals	$ 82.3		$ 755.0	$ 432.1	$ 22.4	$ 1,291.8

(1) The credit facility balance was $81.3 million as of July 26, 2006.

(2) Interest on credit facility and notes has been calculated based on outstanding balances as of June 30, 2006 through their respective maturity dates.

(3) Other consists of $21.5 million of estimated unfunded costs on properties under development and $846,000 of contingent payments for tenant improvements and leasing costs.

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

Another significant judgment must be made as to if, and when, impairment losses should be taken on our properties when events or change in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less cost to sell. The carrying value of our real estate is the largest component of our consolidated balance sheet. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations.

The following is a comparison of our results of operations for the three and six months ended June 30, 2006 to the three and six months ended June 30, 2005.

Rental Revenue

Rental revenue was $55.7 million for the second quarter of 2006 versus $47.1 million for the second quarter of 2005, an increase of $8.6 million, or 18.3%.  The increase in rental revenue in the second quarter of 2006 is attributable to:

•                  The 48 retail properties acquired by Realty Income in 2006, which generated $1.8 million in the second quarter;

•                  The 135 retail properties acquired by Realty Income in 2005, which generated $8.2 million in the second quarter of 2006 compared to $1.8 million in the second quarter of 2005, an increase of $6.4 million;

•                  Same store rents generated on 1,436 properties during the second quarters of 2006 and 2005 increased by $213,000, or 0.5%, to $43.79 million from $43.58 million.  These properties were leased during all of both quarters;

•                  An increase in straight-line rent and other non-cash adjustments to rent of $99,000 in the second quarter of 2006 as compared to the second quarter of 2005; and

•                  An increase of $193,000 relating to the aggregate of (i) development properties acquired before 2005 that started paying rent in 2005, (ii) properties that were vacant during part of 2006 or 2005 and (iii) lease termination settlements.  These items totaled $1.7 million in aggregate in the second quarter of 2006 compared to $1.5 million in the same quarter of 2005.

Rental revenue was $110.8 million for the first six months of 2006 versus $93.5 million for the first six months of 2005, an increase of $17.3 million, or 18.5%.  The increase in rental revenue in the first six months of 2006 is attributable to:

•                  The 48 retail properties acquired by Realty Income in 2006, which generated $3.1 million in the first six months of 2006;

•                  The 135 retail properties acquired by Realty Income in 2005, which generated $15.9 million in the first six months of 2006 compared to $2.6 million in the first six months of 2005, an increase of $13.3 million;

•                  Same store rents generated on 1,436 properties during the first six months of 2006 and 2005 increased by $499,000, or 0.6%, to $87.55 million from $87.05 million.  These properties were leased during all of both periods;

•                  A decrease in straight-line rent and other non-cash adjustments to rent of $94,000 in the first six months of 2006 as compared to the first six months of 2005; and

•                  An increase of $534,000 relating to the aggregate of (i) development properties acquired before 2005 that started paying rent in 2005, (ii) properties that were vacant during part of 2006 or 2005 and (iii) lease termination settlements.  These items totaled $3.4 million in aggregate in the first six months of 2006 compared to $2.9 million in the first six months of 2005.

Of the 1,684 properties in the portfolio at June 30, 2006, 1,677, or 99.6%, are single-tenant properties and the remaining are multi-tenant properties. Of the 1,677 single-tenant properties, 1,656, or 98.7%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 12.3 years at June 30, 2006. Of our 1,656 leased single-tenant properties, 1,526, or 92.1%, were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index with adjustment ceilings;

•                  Fixed increases;

•                  To a lesser degree, overage rent based on a percentage of the tenants’ gross sales; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $102,000 in the second quarter of 2006 and $88,000 in the second quarter of 2005. Percentage rent was $225,000 in the first six months of 2006 and $199,000 in the first six months of 2005. Percentage rent in the second quarter and first six months of 2006 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2006.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At June 30, 2006, our portfolio of 1,684 retail properties was 98.7% leased with 22 properties available for lease, one of which is a multi-tenant property.

As of July 26, 2006, transactions to lease or sell four of the 22 properties available for lease at June 30, 2006 were underway or completed. We anticipate these transactions will be completed during the next several months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Interest Expense

Interest expense was $2.1 million higher in the second quarter of 2006 than in the second quarter of 2005.  Interest expense was $6.3 million higher in the first six months of 2006 than in the first six months of 2005. Interest expense increased in 2006 primarily due to higher average outstanding balances, which was partially offset by slightly lower interest rates related to our fixed rate debt. We issued $100 million of 30-year bonds in March 2005 and $175 million of 12-year notes in September 2005, which contributed to the increase in average outstanding balances and slightly lower interest rates.

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended 6/30/06	Three months ended 6/30/05	Six months ended 6/30/06	Six months ended 6/30/05
Interest on our credit facility and notes	$12,534	$9,654	$26,132	$18,308
Interest included in discontinued operations from real estate acquired for resale by Crest	(737)	(163)	(1,463)	(310)
Amortization of settlements on treasury lock agreement	189	189	378	378
Credit facility commitment fees	114	127	228	253
Amortization of credit facility origination costs and deferred bond financing costs	471	433	941	847
Interest capitalized	(641)	(447)	(1,089)	(625)

Interest expense	$11,930	$9,793	$25,127	$18,851

Credit facilities and notes outstanding	Three months ended 6/30/06	Three months ended 6/30/05	Six months ended 6/30/06	Six months ended 6/30/05
Average outstanding balances (in thousands)	$805,253	$598,402	$849,271	$570,364
Average interest rates	6.24%	6.47%	6.20%	6.47%

At July 26, 2006, the weighted average interest rate on our:

•                  Credit facility borrowings of $81.3 million was 6.0%;

•                  Notes payable of $755 million was 6.26%; and

•                  Combined outstanding credit facility and notes of $836.3 million was 6.2%.

Interest Coverage Ratio

Our interest coverage ratio for the second quarter of 2006 was 4.1 times, and was 4.4 times for the second quarter of 2005. Our interest coverage ratio for the first six months of 2006 was 3.9 times, and was 4.5 times for the first six months of 2005.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities to our interest coverage amount (dollars in thousands):

	Three months ended 6/30/06	Three months ended 6/30/05	Six months ended 6/30/06	Six months ended 6/30/05
Net cash provided by operating activities	$46,226	$21,868	$84,757	$57,336
Interest expense	11,930	9,793	25,127	18,851
Interest expense included in discontinued operations (1)	737	163	1,463	310
Income taxes	231	203	462	401
Income taxes included in discontinued operations (1)	165	91	454	455
Investment in real estate acquired for resale (1)(2)	1,381	12,569	8,737	21,709
Proceeds from sales of real estate acquired for resale (1)	(3,819)	(3,451)	(10,195)	(11,197)
Collection of a mortgage note receivable by Crest (1)	—	—	(1,333)	—
Gain on sales of real estate acquired for resale (1)	520	422	1,426	1,649
Gain on sale of investment property	—	(14)	—	(14)
Provision for impairment, included in property expense	—	47	—	47
Amortization of deferred stock compensation	(1,000)	(547)	(1,632)	(1,084)
Amortization of stock option costs	(5)	(3)	(11)	(7)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,423)	2,030	(4,528)	388
Accounts payable, accrued expenses and other liabilities	(2,576)	391	(221)	(1,954)

Interest coverage amount	$52,367	$43,562	$104,506	$86,890

Divided by interest expense (3)	$12,667	$ 9,956	$ 26,590	$ 19,161

Interest coverage ratio	4.1	4.4	3.9	4.5

(1)       Crest activities.

(2)       The 2005 amount includes intangibles recorded in connection with acquisitions of real estate acquired for resale.

(3)       Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Fixed Charge Coverage Ratio

Our fixed charge coverage ratio for the second quarter of 2006 and 2005 was 3.5 times. For the six months ended June 30, 2006 our fixed charge coverage ratio was 3.3 times and for the six months ended June 30, 2005 it was 3.6 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	Three months ended 6/30/06	Three months ended 6/30/05	Six months ended 6/30/06	Six months ended 6/30/05

Interest coverage amount	$52,367	$43,562	$104,506	$86,890
Divided by interest expense plus preferred stock dividends (1)	$15,018	$12,307	$31,292	$23,863
Fixed charge coverage ratio	3.5	3.5	3.3	3.6

(1) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Depreciation and Amortization

For the second quarter of 2006, depreciation and amortization was $14.8 million as compared to $11.2 million in the second quarter of 2005. For the first six months of 2006, depreciation and amortization was $28.3 million as compared to $21.9 million in the first six months of 2005.  The increase in depreciation and amortization in 2006 was due to the acquisition of properties in 2006 and 2005, which was partially offset by property sales during these years.

General and Administrative Expenses

General and administrative expenses increased by $649,000, to $4.4 million, in the second quarter of 2006 as compared to $3.7 million in the second quarter of 2005.  In the second quarter of 2006, as a percentage of total revenue, general and administrative expenses decreased to 7.7% as compared to 7.8% in the second quarter of 2005.

General and administrative expenses increased by $838,000, to $8.6 million, in the first six months of 2006 as compared to $7.8 million in the first six months of 2005.  In the first six months of 2006, as a percentage of total revenue, general and administrative expenses decreased to 7.7% as compared to 8.3% in the first six months of 2005.

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

In July 2006, we had 71 permanent employees as compared to July 2005 when we had 68 permanent employees and seven temporary employees.  The temporary employees had been working on a record retention project that was concluded in the second quarter of 2006.

Property Expenses

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At June 30, 2006, 22 properties were available for lease as compared to 25 at December 31, 2005 and 29 at June 30, 2005.

Property expenses were $685,000 in the second quarter of 2006 and $1.0 million in the second quarter of 2005.  Property expenses were $1.5 million in the first six months of 2006 and $1.9 million in the first six months of 2005.

Income Taxes

Income taxes were $231,000 in the second quarter of 2006 as compared to $203,000 in the second quarter of 2005.  Income taxes for the first six months of 2006 and 2005 were $462,000 and $401,000, respectively. These amounts are for city and state income taxes paid by Realty Income.  The increase in 2006 is due primarily to an increase in rental revenue resulting in higher city and state income tax expense.

In addition, Crest incurred state and federal income taxes of $165,000 in the second quarter of 2006 as compared to $91,000 in the second quarter of 2005.  Crest incurred state and federal income taxes of $454,000 in the first six months of 2006 as compared to $455,000 in the first six months of 2005. These income taxes are included in “income from discontinued operations, real estate acquired for resale by Crest.”

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

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” (dollars in thousands):

Crest’s income from discontinued operations, real estate acquired for resale	Three months ended 6/30/06	Three months ended 6/30/05	Six months ended 6/30/06	Six months ended 6/30/05
Gain on sales of real estate acquired for resale	$ 520	$ 422	$ 1,426	$ 1,649
Rental revenue	990	287	2,094	569
Interest expense	(737)	(163)	(1,463)	(310)
General and administrative expense	(75)	(134)	(154)	(273)
Property expenses	4	(25)	(33)	(51)
Income taxes	(165)	(91)	(454)	(455)

Income from discontinued operations, real estate acquired for resale by Crest	$ 537	$ 296	$ 1,416	$ 1,129

Per common share, basic and diluted	$ 0.01	$ 0.00	$ 0.02	$ 0.01

Realty Income’s operations from four properties listed as held for sale at June 30, 2006, plus properties sold in 2006 and 2005 have been classified as discontinued operations.  The following is a summary of our discontinued operations from real estate held for investment (dollars in thousands):

Realty Income’s income from discontinued operations, real estate held for investment	Three months ended 6/30/06	Three months ended 6/30/05	Six months ended 6/30/06	Six months ended 6/30/05
Gain on sales of investment properties	$ 1,441	$ 2,641	$ 2,193	$ 3,463
Rental revenue	172	514	415	1,095
Other revenue	7	—	7	1
Depreciation and amortization	(20)	(86)	(57)	(225)
Property expenses	1	(37)	(43)	(138)
Provision for impairment	—	(4)	—	(21)
Income from discontinued operations, real estate held for investment	$ 1,601	$ 3,028	$ 2,515	$ 4,175

Per common share, basic and diluted	$ 0.02	$ 0.04	$ 0.03	$ 0.05

The following is a summary of our total discontinued operations (dollars in thousands):

	Three months ended 6/30/06	Three months ended 6/30/05	Six months ended 6/30/06	Six months ended 6/30/05
Income from discontinued operations:
Real estate acquired for resale by Crest	$ 537	$ 296	$ 1,416	$ 1,129
Real estate held for investment	1,601	3,028	2,515	4,175

Income from discontinued operations	$ 2,138	$ 3,324	$ 3,931	$ 5,304

Per common share, basic and diluted	$ 0.02	$ 0.04	$ 0.05	$ 0.07

Gain on Sales of Real Estate Acquired for Resale by Crest

During the second quarter of 2006, Crest sold one property for $3.8 million, which resulted in a gain of $520,000.  In comparison, during the second quarter of 2005, Crest sold one property for $3.5 million, which resulted in a gain of $422,000.  Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

During the first six months of 2006, Crest sold five properties for $10.2 million, which resulted in a gain of $1.4 million.  In comparison, during the first six months of 2005, Crest sold six properties for $11.2 million, which resulted in a gain of $1.6 million.

At June 30, 2006, Crest had $45.7 million invested in 15 properties, which are held for sale. Our goal is for Crest to carry an average inventory of approximately $20 to $25 million in real estate.  Crest generates an earnings spread on the difference between the lease payments it receives on the properties held in inventory and the cost of capital used to acquire properties.  It is our belief that at this level of inventory, rental revenue will exceed the ongoing operating expenses of Crest without any property sales.

Gain on Sales of Investment Properties by Realty Income

During the second quarter of 2006, we sold five investment properties for $4.6 million, which resulted in a gain of $1.4 million.  In comparison, during the second quarter of 2005, we sold seven investment properties and a portion of land from one property for $8.0 million, which resulted in a gain of $2.7 million.

These gains are included in discontinued operations, except for $14,000 which is included in other revenue in 2005.

During the first six months of 2006, we sold ten investment properties for $6.7 million, which resulted in a gain of $2.2 million.  In comparison, during the first six months of 2005, we sold 11 investment properties and a portion of land from one property for $14.6 million, which resulted in a gain of $3.5 million. These gains are included in discontinued operations, except for $14,000 which is included in other revenue in 2005.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At June 30, 2006, we classified real estate with a carrying amount of $47.9 million as held for sale on our balance sheet, which includes properties owned by Crest.  Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $15 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Provision for Impairment

No provision for impairment was recorded in the second quarter 2006, compared to a provision of $51,000 taken on two properties in the second quarter of 2005.  These provisions are included in “income from discontinued operations, real estate held for investment” except for $47,000 which is included in property expenses.

No provision for impairment was recorded in the first six months of 2006, compared to a provision of $68,000 taken on two properties in the first six months of 2005.  These provisions are included in “income from discontinued operations, real estate held for investment” except for $47,000 which is included in property expenses.

Preferred Stock Dividends

We paid preferred stock cash dividends of $2.4 million in each of the second quarters of 2006 and 2005.  We paid preferred stock cash dividends of $4.7 million in each of the first six months of 2006 and 2005.

Net Income Available to Common Stockholders

Net income available to common stockholders was $24.3 million in the second quarter of 2006, an increase of $2.0 million as compared to $22.3 million in the second quarter of 2005.  Net income available to common stockholders was $46.8 million in the first six months of 2006, an increase of $3.3 million as compared to $43.5 million in the first six months of 2005.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

During the second quarter of 2006, the gain recognized from the sales of investment properties was $1.4 million, as compared to $2.7 million for the second quarter of 2005.  During the first six months of 2006, the gain recognized from the sales of investment properties was $2.2 million, as compared to $3.5 million for the first six months of 2005.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the second quarter of 2006 increased by $4.1 million, or 13.1%, to $35.3 million as compared to $31.2 million in the second quarter of 2005.  The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO.  Also presented is information regarding distributions paid to common stockholders and the weighted average number of shares outstanding (dollars in thousands, except per share amounts):

	Three months ended 6/30/06	Three months ended 6/30/05	Six months ended 6/30/06	Six months ended 6/30/05
Net income available to common stockholders	$ 24,289	$ 22,315	$ 46,826	$ 43,467
Depreciation and amortization:
Continuing operations	14,801	11,163	28,324	21,888
Discontinued operations	20	86	57	225
Depreciation of furniture, fixtures and equipment	(47)	(35)	(92)	(67)
Gain on sales of investment properties:
Continuing operations	—	(14)	—	(14)
Discontinued operations	(1,441)	(2,641)	(2,193)	(3,463)

Funds from operations available to common stockholders	$ 37,622	$ 30,874	$ 72,922	$ 62,036

FFO per common share, basic and diluted	$ 0.43	$ 0.39	$ 0.85	$ 0.78

Distributions paid to common stockholders	$ 31,242	$ 26,414	$ 60,496	$ 52,676

FFO in excess of distributions to common stockholders	$ 6,380	$ 4,460	$ 12,426	$ 9,360

Weighted average number of common shares:
Basis	88,305,175	79,597,321	85,791,994	79,589,462
Diluted	88,466,024	79,676,168	85,988,206	79,667,812

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

(dollars in thousands)	Three months ended 6/30/06	Three months ended 6/30/05	Six months ended 6/30/06	Six months ended 6/30/05
Provisions for impairments	$ —	$ 51	$ —	$ 68
Gain on reversal of impairment	(716)	—	(716)	—
Amortization of settlements on treasury lock agreements(1)	189	189	378	378
Amortization of deferred note financing costs(2)	290	253	579	487
Amortization of deferred stock compensation and stock option costs	1,005	551	1,643	1,091
Capitalized leasing costs and commissions	(12)	(56)	(134)	(400)
Capitalized building improvements	(57)	(582)	(104)	(864)
Straight line rent(3)	(287)	(188)	(841)	(935)

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

PROPERTY PORTFOLIO INFORMATION

At June 30, 2006, we owned a diversified portfolio:

•                  Of 1,684 retail properties;

•                  With an occupancy rate of 98.7%, or 1,662 properties occupied of the 1,684 properties in the portfolio;

•                  Leased to 102 different retail chains doing business in 29 separate retail industries;

•                  Located in 48 states;

•                  With over 14.5 million square feet of leasable space; and

•                  With an average leasable retail space of approximately 8,700 square feet.

In addition to our real estate portfolio at June 30, 2006, our subsidiary, Crest had invested $45.7 million in 15 retail properties located in seven states. These properties are classified as held for sale.

At June 30, 2006, 1,656, or 98.3%, of our 1,684 retail properties were leased under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or, to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

Industry Diversification

The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue (1)
	For the Quarter Ended June 30 2006	For the Years Ended
Industries		Dec 31, 2005	Dec 31, 2004	Dec 31, 2003	Dec 31, 2002	Dec 31, 2001	Dec 31, 2000
Apparel stores	1.4%	1.6%	1.8%	2.1%	2.3%	2.4%	2.4%
Automotive collision services	1.4	1.3	1.0	0.3	—	—	—
Automotive parts	2.9	3.4	3.8	4.5	4.9	5.7	6.0
Automotive service	6.6	7.6	7.7	8.3	7.0	5.7	5.8
Automotive tire services	6.2	7.2	7.8	3.1	2.7	2.6	2.3
Book stores	0.3	0.3	0.3	0.4	0.4	0.4	0.5
Business services	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Child care	11.1	12.7	14.4	17.8	20.8	23.9	24.7
Consumer electronics	1.2	1.3	2.1	3.0	3.3	4.0	4.9
Convenience stores	17.2	18.7	19.2	13.3	9.1	8.4	8.4
Crafts and novelties	0.4	0.4	0.5	0.6	0.4	0.4	0.4
Drug stores	2.9	2.8	0.1	0.2	0.2	0.2	0.2
Entertainment	1.8	2.1	2.3	2.6	2.3	1.8	2.0
Equipment rental services	0.3	0.4	0.3	0.2	—	—	—
Financial services	0.1	0.1	0.1	—	—	—	—
General merchandise	0.5	0.5	0.4	0.5	0.5	0.6	0.6
Grocery stores	0.6	0.7	0.8	0.4	0.5	0.6	0.6
Health and fitness	4.3	3.7	4.0	3.8	3.8	3.6	2.4
Home furnishings	3.3	3.7	4.1	4.9	5.4	6.0	5.8
Home improvement	3.1	1.1	1.0	1.1	1.2	1.3	2.0
Motor vehicle dealerships	3.6	2.6	0.6	—	—	—	—
Office supplies	1.4	1.5	1.6	1.9	2.1	2.2	2.3
Pet supplies and services	1.1	1.3	1.4	1.7	1.7	1.6	1.5
Private education	0.7	0.8	1.1	1.2	1.3	1.5	1.4
Restaurants	9.5	9.4	9.7	11.8	13.5	12.2	12.3
Shoe stores	—	0.3	0.3	0.9	0.8	0.7	0.8
Sporting goods	3.0	3.4	3.4	3.8	4.1	0.9	—
Theaters	9.8	5.2	3.5	4.1	3.9	4.3	2.7
Travel plazas	0.3	0.3	0.4	0.3	—	—	—
Video rental	2.2	2.5	2.8	3.3	3.3	3.7	3.9
Other	2.7	3.0	3.4	3.8	4.4	5.2	6.0
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)                   Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified to discontinued operations.

The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at June 30, 2006, classified according to the retail business types and the level of services they provide (dollars in thousands):

Industry	Number of Properties	Rental Revenue for the Quarter Ended June 30, 2006 (1)	Percentage of Rental Revenue
Tenants Providing Services
Automotive collision services	13	$ 763	1.4%
Automotive service	218	3,692	6.6
Child care	269	6,193	11.1
Entertainment	9	1,026	1.8
Equipment rental services	2	150	0.3
Financial services	4	53	0.1
Health and fitness	15	2,402	4.3
Private education	6	388	0.7
Theaters	29	5,462	9.8
Other	10	1,535	2.7
	575	21,664	38.8
Tenants Selling Goods and Services
Automotive parts (with installation)	30	583	1.0
Automotive tire services	102	3,473	6.2
Business services	1	32	0.1
Convenience stores	393	9,592	17.2
Home improvement	1	57	0.1
Motor vehicle dealerships	19	2,012	3.6
Pet supplies and services	9	595	1.0
Restaurants	260	5,307	9.5
Travel plazas	1	170	0.3
Video rental	34	1,235	2.2
	850	23,056	41.2
Tenants Selling Goods
Apparel stores	5	786	1.4
Automotive parts	73	1,033	1.9
Book stores	2	149	0.3
Consumer electronics	21	647	1.2
Crafts and novelties	4	212	0.4
Drug stores	29	1,628	2.9
General merchandise	22	284	0.5
Grocery stores	6	347	0.6
Home furnishings	40	1,852	3.3
Home improvement	31	1,684	3.0
Office supplies	10	788	1.4
Pet supplies	2	37	0.1
Shoe stores	1	-	0.0
Sporting goods	13	1,687	3.0
	259	11,134	20.0
Totals	1,684	$ 55,854	100.0%

(1)           Includes rental revenue for all properties owned by Realty Income at June 30, 2006, including revenue from properties reclassified to discontinued operations of $116.

Lease Expirations

The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) regarding the timing of the initial lease term expirations (excluding extension options) on our 1,656 net leased, single-tenant and certain other retail properties as of June 30, 2006 (dollars in thousands):

	Total Portfolio			Initial Expirations (3)			Subsequent Expirations (4)
Year	Total Number of Leases Expiring (1)	Rental Revenue for the Quarter Ended 6/30/06 (2)	% of Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 6/30/06	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 6/30/06	% of Total Rental Revenue
2006	67	$ 1,415	2.6%	19	$ 492	0.9%	48	$ 923	1.7%
2007	121	2,193	4.0	86	1,581	2.9	35	612	1.1
2008	107	2,309	4.3	63	1,486	2.8	44	823	1.5
2009	94	2,032	3.8	32	753	1.4	62	1,279	2.4
2010	73	1,533	2.9	36	896	1.7	37	637	1.2
2011	63	1,942	3.6	37	1,314	2.4	26	628	1.2
2012	45	1,400	2.6	43	1,349	2.5	2	51	0.1
2013	74	3,201	5.9	66	2,989	5.5	8	212	0.4
2014	48	1,997	3.6	36	1,755	3.2	12	242	0.4
2015	90	1,786	3.3	65	1,227	2.3	25	559	1.0
2016	18	537	1.0	16	449	0.8	2	88	0.2
2017	22	1,531	2.8	18	1,464	2.7	4	67	0.1
2018	23	1,014	1.9	23	1,014	1.9	—	—	—
2019	94	4,647	8.6	93	4,451	8.2	1	196	0.4
2020	83	3,068	5.7	81	3,035	5.6	2	33	0.1
2021	142	4,520	8.3	141	4,492	8.3	1	28	—
2022	93	2,521	4.7	93	2,521	4.7	—	—	—
2023	233	6,432	11.9	232	6,406	11.9	1	26	*
2024	58	1,741	3.2	58	1,741	3.2	—	—	—
2025	65	5,648	10.4	61	5,585	10.3	4	63	0.1
2026	32	1,476	2.8	31	1,437	2.7	1	39	0.1
2028	2	54	0.1	2	54	0.1	—	—	—
2030	1	186	0.3	1	186	0.3	—	—	—
2033	3	357	0.7	3	357	0.7	—	—	—
2034	2	230	0.4	2	230	0.4	—	—	—
2037	2	325	0.6	2	325	0.6	—	—	—
2043	1	13	*	—	—	—	1	13	*

Totals	1,656	$ 54,108	100.0%	1,340	$ 47,589	88.0%	316	$ 6,519	12.0%

*Less than 0.1%

(1)             Excludes six multi-tenant properties and 22 vacant unleased properties, one of which is a multi-tenant property.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)             Includes rental revenue of $116 from properties reclassified to discontinued operations and excludes revenue of $1,746 from six multi-tenant properties and from 22 vacant and unleased properties at June 30, 2006.

(3)             Represents leases to the initial tenant of the property that are expiring for the first time.

(4)             Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of June 30, 2006 (dollars in thousands):

				Rental Revenue
			Approximate	For the Quarter	Percentage of
	Number of	Percent	Leasable	Ended June 30,	Rental
State	Properties	Leased	Square Feet	2006 (1)	Revenue
Alabama	18	94%	187,000	$417	0.7%
Alaska	2	100	128,500	259	0.5
Arizona	71	100	344,500	1,909	3.4
Arkansas	8	88	48,800	139	0.2
California	61	100	1,101,900	3,987	7.1
Colorado	46	100	385,800	1,791	3.2
Connecticut	16	100	245,600	943	1.7
Delaware	15	100	27,700	316	0.6
Florida	131	99	1,276,500	5,086	9.1
Georgia	102	99	712,800	2,810	5.0
Idaho	14	100	91,900	364	0.7
Illinois	55	98	696,200	3,223	5.8
Indiana	39	95	357,900	1,668	3.0
Iowa	14	93	97,700	231	0.4
Kansas	24	83	531,000	781	1.4
Kentucky	15	100	51,900	390	0.7
Louisiana	14	100	65,200	284	0.5
Maryland	24	100	218,800	1,131	2.0
Massachusetts	37	100	203,100	996	1.8
Michigan	13	100	81,600	300	0.5
Minnesota	20	100	337,100	1,258	2.3
Mississippi	38	92	205,200	749	1.3
Missouri	42	98	500,800	1,433	2.6
Montana	2	100	30,000	74	0.1
Nebraska	17	100	190,100	565	1.0
Nevada	15	100	191,000	826	1.5
New Hampshire	10	100	89,600	373	0.7
New Jersey	26	100	200,100	1,056	1.9
New Mexico	7	100	53,300	136	0.2
New York	28	96	419,400	1,976	3.5
North Carolina	52	100	348,200	1,542	2.8
North Dakota	5	100	31,900	54	0.1
Ohio	105	100	661,500	2,544	4.6
Oklahoma	22	100	110,600	447	0.8
Oregon	17	100	253,300	561	1.0
Pennsylvania	81	100	481,300	2,272	4.1
Rhode Island	1	100	3,500	29	0.1
South Carolina	55	100	215,800	1,416	2.5
South Dakota	7	100	18,300	76	0.1
Tennessee	98	100	451,400	2,215	4.0
Texas	191	99	2,056,100	5,667	10.1
Utah	6	83	35,100	95	0.2
Vermont	1	100	2,500	22	*
Virginia	62	100	431,900	2,313	4.1
Washington	37	100	243,900	707	1.3
West Virginia	1	0	12,200	—	0.0
Wisconsin	17	94	157,400	392	0.7
Wyoming	2	100	9,300	31	0.1
Totals/Average	1,684	99%	14,595,200	$55,854	100.0%

* Less than 0.1%

(1)   Includes rental revenue for all properties owned by Realty Income at June 30, 2006, including revenue from properties reclassified to discontinued operations of $116.

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

Approximately 98.3%, or 1,656, of the 1,684 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property costs and expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  Interpretation 48 applies to all tax positions accounted for under Statement 109, including tax positions acquired in a business combination.  Interpretation 48 is effective for us at the beginning of 2007. The impact of adopting Interpretation 48 is not expected to have a material effect on our financial position or results of operations.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at June 30, 2006. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents by year of expected maturity, the principal amounts, average interest rates, fair values as of June 30, 2006.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data as of June 30, 2006

Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2006	$ —	—	$ —	—
2007 (1)	110.0	7.75%	—	—
2008 (2)(3)	100.0	8.25%	82.3	5.88%
2009 (4)	20.0	8.00%	—	—
2010	—	—	—	—
Thereafter (5)	525.0	5.51%	—	—
Totals	$ 755.0	6.26%	$ 82.3	5.88%
Fair Value (6)	$ 719.6		$ 82.3

(1)             $110 million matures in May 2007.

(2)             $100 million matures in October 2008.

(3)             The credit facility expires in October 2008.  The credit facility balance as of July 26, 2006 was $81.3 million.

(4)             $20 million matures in January 2009.

(5)             $100 million matures in March 2013, $150 million matures in November 2015, $175 million matures in September 2017 and $100 million matures in March 2035.

(6)             We base the fair value of the fixed rate debt at June 30, 2006 on the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place at June 30, 2006.

The table incorporates only those exposures that exist as of June 30, 2006; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates.  Our credit facility interest rate is variable.  Based on our credit facility balance at June 30, 2006, a 1% change in interest rates would change our interest costs by $823,000 per year.

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

As required of and for the quarter ended June 30, 2006, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Item 4.                    Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 16, 2006. As of March 10, 2006, the record date for the annual meeting, there were 83,889,114 common shares issued and outstanding and entitled to vote at the annual meeting. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

The only proposal considered at the annual meeting was the election of eight directors to serve until the 2007 annual meeting of stockholders and until their respective successors are duly elected and qualify.

All of management’s nominees for directors as listed in the proxy statement were elected with the following vote:

Shares Voted For
Kathleen R. Allen	74,413,747
Donald R. Cameron	74,632,381
William E. Clark	74,619,944
Roger P. Kuppinger	73,939,249
Thomas A. Lewis	74,626,528
Michael D. McKee	74,639,059
Ronald L. Merriman	74,411,316
Willard H. Smith Jr.	74,394,853

There were 1,183,870 shares withheld as to all directors.

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

3.4                            Articles Supplementary to the Articles of Incorporation of the Company classifying and designating additional shares of the Class D Preferred Stock (filed as exhibit 3.2 to the Company’s Form 8-K filed on October 19, 2004 and incorporated herein by reference).

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

REALTY INCOME CORPORATION

/s/ GREGORY J. FAHEY
Date: August 2, 2006	Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)