Form 10-Q
period 2006-09-30
REALTY INCOME CORP
filed 2006-11-06
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006, or

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

There were 99,844,420 shares of common stock outstanding as of October 31, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]   No  [X]

REALTY INCOME CORPORATION

Form 10-Q

September 30, 2006

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

SIGNATURE

PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2006 and December 31, 2005
(dollars in thousands, except per share data)

	2006	2005
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$821,303	$746,016
Buildings and improvements	1,515,826	1,350,140
	2,337,129	2,096,156
Less accumulated depreciation and amortization	(381,048)	(341,193)
Net real estate held for investment	1,956,081	1,754,963
Real estate held for sale, net	40,073	47,083
Net real estate	1,996,154	1,802,046
Cash and cash equivalents	113,374	65,704
Accounts receivable	5,270	5,044
Goodwill	17,206	17,206
Other assets	28,186	30,988
Total assets	$2,160,190	$1,920,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$12,205	$10,121
Accounts payable and accrued expenses	20,483	20,391
Other liabilities	9,740	9,562
Line of credit payable	—	136,700
Notes payable	920,000	755,000
Total liabilities	962,428	931,774

Commitments and contingencies
Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000 shares authorized, 5,100,000 shares issued and outstanding	123,804	123,804
Common stock and paid in capital, par value $1.00 per share, 200,000,000 shares authorized, 93,846,803 and 83,696,647 issued and outstanding in 2006 and 2005, respectively	1,366,504	1,134,300
Distributions in excess of net income	(292,546)	(268,890)
Total stockholders’ equity	1,197,762	989,214
Total liabilities and stockholders’ equity	$2,160,190	$1,920,988

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three and nine months ended September 30, 2006 and 2005

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended 9/30/06	Three Months Ended 9/30/05	Nine Months Ended 9/30/06	Nine Months Ended 9/30/05
REVENUE
Rental	$59,062	$48,751	$169,895	$142,248
Other	245	136	1,097	308
	59,307	48,887	170,992	142,556

EXPENSES
Interest	12,530	10,228	37,657	29,080
Depreciation and amortization	14,641	11,226	42,961	33,098
General and administrative	4,083	4,166	12,683	11,927
Property	787	1,002	2,332	2,876
Income taxes	96	202	558	603
Loss on extinguishment of debt	1,555	—	1,555	—
	33,692	26,824	97,746	77,584
Income from continuing operations	25,615	22,063	73,246	64,972
Income from discontinued operations:
Real estate acquired for resale by Crest	99	566	1,515	1,695
Real estate held for investment	844	493	3,324	4,624
	943	1,059	4,839	6,319
Net income	26,558	23,122	78,085	71,291
Preferred stock cash dividends	(2,351)	(2,351)	(7,052)	(7,052)
Net income available to common stockholders	$24,207	$20,771	$71,033	$64,239

Amounts available to common stockholders per common share, basic and diluted:
Income from continuing operations	$0.26	$0.25	$0.76	$0.73
Net income	$0.27	$0.26	$0.82	$0.81

Weighted average common shares outstanding:
Basic	89,166,429	79,779,808	86,936,161	79,653,608
Diluted	89,267,138	79,843,553	87,084,545	79,727,036

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2006 and 2005
(dollars in thousands)(unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78,085	$71,291
Adjustments to net income:
Depreciation and amortization	42,961	33,098
Income from discontinued operations:
Real estate acquired for resale	(1,515)	(1,695)
Real estate held for investment	(3,324)	(4,624)
Cash from discontinued operations:
Real estate acquired for resale	84	(666)
Real estate held for investment	370	1,222
Investment in real estate acquired for resale	(9,937)	(52,690)
Intangibles acquired in connection with acquisitions of real estate acquired for resale	—	(1,780)
Proceeds from sales of real estate acquired for resale	16,807	16,955
Collection of mortgage note receivable by Crest	1,333	—
Gain on reinstatement of property carrying value	(716)	—
Gain on sale of real estate held for investment	—	(14)
Amortization of stock compensation	2,280	1,627
Amortization of stock option costs	17	11
Provisions for impairment on real estate held for investment	—	151
Change in assets and liabilities:
Accounts receivable and other assets	5,033	617
Accounts payable, accrued expenses and other liabilities	(3,636)	6,752
Net cash provided by operating activities	127,842	70,255
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties, continuing operations	—	84
Proceeds from sales of investment properties, discontinued operations	9,804	17,504
Acquisition of and additions to investment properties	(244,586)	(347,067)
Intangibles acquired in connection with acquisitions of investment properties	(937)	(9,494)
Net cash used in investing activities	(235,719)	(338,973)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	279,900	234,600
Payments under lines of credit	(416,600)	(242,700)
Proceeds from stock offerings, net of offering costs of $11,931 in 2006 and $4,879 in 2005	229,566	92,660
Proceeds from notes issued, net of offering costs of $3,003 in 2006 and $4,604 in 2005	271,997	270,396
Principal payment on notes	(110,000)	—
Cash distributions to common stockholders	(92,605)	(79,543)
Cash dividends to preferred stockholders	(7,052)	(7,052)
Proceeds from other common stock issuances	341	460
Net cash provided by financing activities	155,547	268,821
Net increase in cash and cash equivalents	47,670	103
Cash and cash equivalents, beginning of period	65,704	2,141
Cash and cash equivalents, end of period	$113,374	$2,244

For supplemental disclosures, see note 13.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

At September 30, 2006, we owned 1,766 properties, located in 48 states, containing over 15.0 million leasable square feet, along with 13 properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”).  Crest was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges, under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

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

A.  During the first nine months of 2006, Realty Income and Crest invested $259.1 million, in aggregate, in 138 new retail properties and properties under development.  These 138 properties are located in 24 states, will contain over 1.7 million leasable square feet, and are 100% leased with an average initial lease term of 13.7 years. Of the $259.1 million invested in the first nine months of 2006, $6.0 million was used to acquire one property with an existing lease already in-place with a retail tenant.  In accordance with SFAS 141, Realty Income recorded $1.6 million as the value of the in-place lease and $628,000 as the value of below-market rents.  These amounts are recorded to “other assets” and “other liabilities”, respectively, on our consolidated balance sheet and are amortized over the lives of the respective lease.

In comparison, during the first nine months of 2005, Realty Income and Crest invested $412.1 million, in aggregate, in 104 new retail properties and properties under development.  Of the $412.1 million invested in the first nine months of 2005, $95.1 million was used to acquire 34 properties with existing leases already in-place with existing retail tenants.  In accordance with SFAS 141, Realty Income recorded $10.1 million and Crest recorded $1.8 million as the value of the in-place leases and Realty Income recorded $183,000 as the value of above-market rents.  In addition Realty Income recorded $756,000 and Crest recorded $66,000 as the value of below-market rents on these leases.  These amounts are recorded to “other assets” and “other liabilities” on our consolidated balance sheet and are amortized over the lives of the respective leases.  Such amounts recorded by Crest are included in the calculation of gain on sales of properties.

B.  During the first nine months of 2006, Realty Income invested $249.2 million in 133 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.7%.  These 133 properties are located in 24 states, will contain over 1.6 million leasable square feet, and are 100% leased with an average initial lease term of 13.6 years.  The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.

In comparison, during the first nine months of 2005, Realty Income invested $357.6 million in 86 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.4%.

C.  During the first nine months of 2006, Crest invested $9.9 million in five new retail properties.

In comparison, during the first nine months of 2005, Crest invested $54.5 million in 18 new retail properties and properties under development.

D.  Crest’s property inventory at September 30, 2006 consisted of 13 properties with a total investment of $40.3 million and at December 31, 2005 consisted of 17 properties with a total investment of $45.7 million.  These amounts are included on our consolidated balance sheets in “real estate held for sale, net”, except for $219,000 which is included in “other assets.”

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

The average borrowing rate on our credit facility during the first nine months of 2006 was 5.5%, compared to 4.0% in the first nine months of 2005 on our previous $250 million credit facility, which expired in October 2005. The increase in the average borrowing rate is due to an increase in LIBOR since the beginning of 2005. Our current credit facility is subject to various leverage and interest coverage ratio limitations. The Company is and has been in compliance with these covenants.

Our credit facility is unsecured and accordingly, we have not pledged any assets as collateral for this obligation.

5.                   Note Offerings

In September 2006, we issued $275 million in aggregate principal amount of 5.95% senior unsecured notes due 2016 (the “2016 Notes”).  The price to the investor for the 2016 Notes was 99.74% of the principal amount for an effective yield of 5.985%.  The net proceeds of approximately $272.0 million from this offering were used to redeem our notes due in 2007 (see note 6) and other corporate purposes.  Interest on the 2016 Notes is paid semiannually.

6.                   Note Redemption

In September 2006, we redeemed all of our outstanding $110 million, 7-¾% unsecured notes due May 2007 (the “2007 Notes”).  The 2007 Notes were redeemed at a redemption price equal to 100% of the principal amount of the 2007 Notes, plus accrued and unpaid interest of $3.2 million, as well as a make-whole payment of $1.6 million.  We recorded a loss on extinguishment of debt totaling $1.6 million related to the make-whole payment associated with the 2007 Notes.

7.                   Common Stock Offerings

In September 2006, we issued 4.715 million shares of common stock at a price of $24.32 per share.  The net proceeds of approximately $109.1 million were used to fund new property acquisitions, repay borrowings under our credit facility and for other general corporate purposes.

In March 2006, we issued 5.2 million shares of common stock at a price of $24.39 per share.  The net proceeds of approximately $120.5 million were used to fund new property acquisitions and for other general corporate purposes.

8.                   Gain on Sales of Real Estate Acquired for Resale by Crest

During the third quarter of 2006, Crest sold four properties for $6.6 million, which resulted in a gain of $313,000.  In comparison, during the third quarter of 2005, Crest sold two properties for $5.8 million, which resulted in a gain of $713,000.  Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

During the first nine months of 2006, Crest sold nine properties for $16.8 million, which resulted in a gain of $1.7 million.  In comparison, during the first nine months of 2005, Crest sold nine properties for $17.0 million, which resulted in a gain of $2.4 million.

In December 2005, Crest provided the buyer of one property financing in the form of a $1.3 million promissory note, which was paid in full in February 2006.

9.                   Gain on Sales of Investment Properties by Realty Income

During the third quarter of 2006, we sold or exchanged three investment properties for $4.0 million, which resulted in a gain of $843,000.  In comparison, during the third quarter of 2005, we sold four investment properties and a portion of land from one property for $3.0 million, which resulted in a gain of $303,000.

As part of one sale during the second quarter of 2006, we provided the buyer financing in the form of a $1.3 million promissory note, which was paid in full in September 2006.  Interest of 8% per annum accrued on this note.

During the first nine months of 2006, we sold or exchanged 13 investment properties for $10.7 million, which resulted in a gain of $3.0 million.  In comparison, during the first nine months of 2005, we sold 15 investment properties and a portion of land from one property for $17.6 million, which resulted in a gain of $3.8 million. These gains are included in discontinued operations except for $14,000, which is included in other revenue for the first nine months of 2005.

10.            Discontinued Operations

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), Realty Income’s operations from investment properties sold in 2006 and 2005, were reported as discontinued operations.  Their respective results of operations were reclassified to “income from discontinued operations, real estate held for investment.”  We classify properties as held for sale in accordance with SFAS 144.  We do not depreciate properties that are classified as held for sale. No investment properties were classified as held for sale at September 30, 2006.

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

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” (dollars in thousands):

Crest’s income from discontinued operations, real estate acquired for resale	Three months ended 9/30/06	Three months ended 9/30/05	Nine months ended 9/30/06	Nine months ended 9/30/05
Gain on sales of real estate acquired for resale	$313	$713	$1,739	$2,361
Rental revenue	913	514	3,007	1,083
Interest expense	(711)	(320)	(2,175)	(630)
General and administrative expense	(73)	(137)	(227)	(410)
Property expenses	(17)	(9)	(50)	(59)
Provision for impairments	(308)	—	(308)	—
Income taxes	(18)	(195)	(471)	(650)

Income from discontinued operations, real estate acquired for resale by Crest	$99	$566	$1,515	$1,695

The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” (dollars in thousands):

Realty Income’s income from discontinued operations, real estate held for investment	Three months ended 9/30/06	Three months ended 9/30/05	Nine months ended 9/30/06	Nine months ended 9/30/05
Gain on sales of investment properties	$843	$303	$3,036	$3,767
Rental revenue	68	358	453	1,424
Other revenue	25	1	33	1
Depreciation and amortization	(20)	(89)	(82)	(330)
Property expenses	(72)	(65)	(116)	(203)
Provision for impairment	—	(15)	—	(35)

Income from discontinued operations, real estate held for investment	$844	$493	$3,324	$4,624

The following is a summary of our total discontinued operations (dollars in thousands):

	Three months ended 9/30/06	Three months ended 9/30/05	Nine months ended 9/30/06	Nine months ended 9/30/05
Income from discontinued operations:
Real estate acquired for resale by Crest	$99	$566	$1,515	$1,695
Real estate held for investment	844	493	3,324	4,624

Income from discontinued operations	$943	$1,059	$4,839	$6,319
Per common share, basic and diluted	$0.01	$0.01	$0.06	$0.08

11.            Distributions Paid and Payable

A.  We pay monthly distributions to our common stockholders.  The following is a summary of the monthly cash distributions per common share paid during the first nine months of 2006 and 2005:

Month	2006	2005
January	$0.116250	$0.110000
February	0.116250	0.110000
March	0.116250	0.110000
April	0.116875	0.110625
May	0.116875	0.110625
June	0.116875	0.110625
July	0.117500	0.111250
August	0.117500	0.111250
September	0.125250	0.115000

Total	$1.059625	$0.999375

At September 30, 2006, a distribution of $0.125875 per common share was payable and was paid on October 16, 2006.

B.  In May 2004 and October 2004, in aggregate, we issued a total of 5.1 million shares of 7-3∕8% Monthly Income Class D preferred stock.  Beginning May 27, 2009, the Class D preferred shares are redeemable at our option for $25.00 per share.  During the first nine months of 2006 and 2005, we paid nine monthly dividends to holders of our Class D preferred stock of $0.1536459 per share, totaling $7.1 million.

12.            Net Income per Common Share

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

The following is a reconciliation of the denominator of basic net income per common share computation to the denominator of diluted net income per common share computation:

	Three months ended 9/30/06	Three months ended 9/30/05	Nine months ended 9/30/06	Nine months ended 9/30/05
Weighted average shares used for the basic net income per share computation	89,166,429	79,779,808	86,936,161	79,653,608
Incremental shares from share-based compensation	100,709	63,745	148,384	73,428
Adjusted weighted average shares used for diluted net income per share computation	89,267,138	79,843,553	87,084,545	79,727,036

No stock options were anti-dilutive for the three and nine months ended September 30, 2006 and 2005.  We had nonvested shares from share-based compensation that were anti-dilutive of 243,325 and 243,725 for the three and nine months ended September 30, 2006, respectively.  No nonvested shares were anti-dilutive for the three and nine months ended September 30, 2005.

13.            Supplemental Disclosures of Cash Flow Information

Interest paid during the first nine months of 2006 was $45.3 million and for the first nine months of 2005 was $25.6 million.

Interest capitalized to properties under development in the first nine months of 2006 was $1.9 million and in the first nine months of 2005 was $1.2 million.

Income taxes paid by Realty Income and Crest in the first nine months of 2006 totaled $606,000 and in the first nine months of 2005 totaled $1.3 million.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  Stock based compensation for the first nine months of 2006 was $2.3 million and for the first nine months of 2005 was $1.6 million.

B.  In 2006, we exchanged one of our properties for a different property that was leased to the same tenant.  As part of this transaction, accumulated depreciation was reduced by $67,000 and a gain of $67,000 was recorded.  The value of the property exchanged was $900,000.  This transaction had no impact to land and building and improvements.

C.  In 2004, we recorded a loss of $716,000 on one property to reduce its carrying value to zero.  This loss was the result of a dispute with the original owner and tenant in their bankruptcy proceeding.  Our title insurance company failed to timely record the deed on this property upon our original acquisition, which resulted in a claim by the bankruptcy trustee that Realty Income did not have legal title to the property.  In the second quarter of 2006, this issue was resolved and we obtained title to the property.  At that time we reinstated the original carrying value adjusted for depreciation on our balance sheet and recorded other revenue of $716,000.  We also reversed accrued liabilities and property expenses of $133,000 associated with this property.  As part of the settlement, these costs became the responsibility of the title insurance company.

D.  Accrued costs on properties under development resulted in an increase in buildings and accounts payable of $3.3 million in 2006 and $2.5 million in 2005.

E.  Distributions payable on our balance sheets is comprised of accruals for the following (dollars in thousands):

	9/30/06	12/31/05
Common stock distributions	$11,813	$9,729
Preferred stock dividends	$392	$392

14.            Segment Information

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of September 30, 2006 (dollars in thousands):

Revenue	Three months ended 9/30/06	Three months ended 9/30/05	Nine months ended 9/30/06	Nine months ended 9/30/05
Segment rental revenue:
Automotive parts	$1,621	$1,623	$4,919	$4,929
Automotive service	5,283	3,715	12,659	11,067
Automotive tire services	3,473	3,467	10,418	10,641
Child care	6,256	6,230	18,555	18,494
Convenience stores	9,572	9,416	28,672	27,177
Drug stores	1,787	1,628	5,043	3,964
Health and fitness	2,647	1,854	7,452	5,437
Home furnishings	1,881	1,806	5,557	5,532
Home improvement	1,741	532	5,158	1,591
Motor vehicle dealerships	2,112	1,246	5,870	3,494
Restaurants	5,755	4,440	16,173	12,794
Sporting goods	1,687	1,687	5,060	5,060
Theaters	5,574	1,645	16,497	4,834
17 non-reportable segments (1)	9,673	9,462	27,862	27,234
Other revenue	245	136	1,097	308

Total revenue	$59,307	$48,887	$170,992	$142,556

(1) Crest’s revenues appear in “income from discontinued operations, real estate acquired for resale by Crest.”

	September 30,	December 31,
Assets, as of:	2006	2005
Segment net real estate:
Automotive parts	$38,072	$39,550
Automotive service	103,402	106,602
Automotive tire services	126,489	129,314
Child care	97,397	101,826
Convenience stores	337,064	342,404
Drug stores	78,964	65,846
Health and fitness	99,942	87,426
Home furnishings	54,842	56,218
Home improvement	71,996	17,846
Motor vehicle dealerships	103,575	71,035
Restaurants	238,507	166,231
Sporting goods	56,696	57,913
Theaters	265,368	250,214
17 other non-reportable segments	323,840	309,621

Total segment net real estate	1,996,154	1,802,046
Other intangible assets – Drug stores	8,009	8,489
Other intangible assets – Theaters	2,877	1,419
Other corporate assets	153,150	109,034

Total assets	$2,160,190	$1,920,988

15.            Common Stock Incentive Plan

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

The amount of share-based compensation costs charged against income during the third quarter of 2006 were $654,000, during the third quarter of 2005 were $546,000, during the first nine months of 2006 were $2.3 million and during the first nine months of 2005 were $1.6 million.

Stock options were granted with an exercise price equal to the underlying stock’s fair market value at the date of grant. Stock options expire ten years from the date they were granted and vest over service periods of one, three, four and five years.  No stock options were granted in 2006 or 2005.

The following table summarizes our stock option activity:

	For the nine months ended Sept. 30, 2006		For the year ended December 31, 2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	135,348	$13.02	176,130	$13.01
Options exercised	(26,772)	12.75	(40,352)	12.93
Options forfeited	—	—	(430)	14.70
Outstanding, end of each period	108,576	$13.09	135,348	$13.02

At September 30, 2006, the options outstanding had exercise prices ranging from $10.63 to $14.70, with a weighted average price of $13.09 and expiration dates ranging from June 2007 to December 2011 with a weighted average remaining term of 2.8 years. At September 30, 2006, there were 106,183 options exercisable with exercise prices ranging from $10.63 to $14.70 and a weighted average price of $13.05.  Options exercisable at December 31, 2005 totaled 119,924.

The following table summarizes our common stock grant activity under our Stock Plan for 2006 and 2005.  The grants vest over periods ranging from immediately to 10 years.

	For the nine months ended September 30, 2006		For the year ended December 31, 2005
	Number of Shares	Weighted Average Price (1)	Number of Shares	Weighted Average Price (1)
Outstanding nonvested
shares, beginning of year	788,722	$17.83	626,868	$14.98
Shares granted	210,132	21.71	306,241	25.20
Shares vested	(211,734)	20.39	(92,811)	16.69
Shares forfeited	(1,748)	20.80	(51,576)	17.31
Outstanding nonvested shares, end of each period	785,372	$20.76	788,722	$17.83

(1) Grant date fair value.

During the first nine months of 2006, we issued 210,132 shares of common stock under the Stock Plan. These shares vest over the following service periods: 16,000 vested upon issuance, 4,000 vest over a service period of one year, 4,000 vest over a service period of four years, 15,000 vest over a service period of five years and 171,132 vest over a service period of 10 years.

As of September 30, 2006, the remaining unamortized stock compensation expense totaled $16.3 million, which is being amortized over the service period of each applicable award.  The amount of deferred stock compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and the Company have a mutual understanding of the key terms and condition of the award and the recipient of the grant begins to benefit from, or be adversely affected by subsequent changes in the price of the shares.

16.            Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial statements taken as a whole.

At September 30, 2006, we have committed to pay estimated unfunded development costs of $25.5 million on properties under development.  In addition, we have contingent payments for tenant improvements and leasing costs of $804,000 as well as a $6 million commitment to fund the construction costs of two buildings, which are not currently under construction, and construction is dependent upon the tenant’s commitment to build the buildings prior to September 30, 2007.

17.            Subsequent Events

In October 2006, we issued 6.0 million shares of common stock at a price of $26.40 per share.  The net proceeds of approximately $150.7 million were used to fund a portion of the purchase price of the Buffets/Ryan’s properties on November 1, 2006.

On November 1, 2006, Realty Income and Crest acquired 144 Buffets/Ryan’s restaurant properties for approximately $349 million.  The properties are leased under 20-year, triple-net lease agreements.  These properties were acquired subsequent to a merger between Buffets, Inc. and Ryan’s Restaurant Group.   This acquisition was funded with cash and cash equivalents held at September 30, 2006, proceeds from our October 2006 stock offering and borrowings under our credit facility.  At September 30, 2006, we had committed to acquire these 144 restaurant properties.

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

At September 30, 2006, we owned a diversified portfolio:

•                  Of 1,766 retail properties;

•                  With an occupancy rate of 98.8%, or 1,745 properties occupied of the 1,766 properties in the portfolio;

•                  Leased to 101 different retail chains doing business in 29 separate retail industries;

•                  Located in 48 states;

•                  With over 15.0 million square feet of leasable space; and

•                  With an average leasable retail space per property of approximately 8,500 square feet.

Of the 1,766 properties in the portfolio, 1,759, or 99.6%, are single-tenant, retail properties and the remaining seven are multi-tenant, distribution and office properties. At September 30, 2006, 1,739, or 98.9%, of the 1,759 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 12.2 years.

In addition, at September 30, 2006, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”) had invested $40.3 million in 13 properties, which are classified as held for sale.  Crest was created to buy, own and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

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

RECENT DEVELOPMENTS

Redemption of 2007 Notes

In September 2006, we redeemed all of our outstanding $110 million 7-¾% unsecured notes due May 2007 (the “2007 Notes”).  The 2007 Notes were redeemed at a redemption price equal to 100% of the principal amount of the 2007 Notes, plus accrued and unpaid interest of $3.2 million, as well as a make-whole payment of $1.6 million.  We recorded a loss on extinguishment of debt related to the make-whole payment associated with the 2007 Notes.  The make-whole payment represented approximately $0.017 per diluted share during the third quarter of 2006.

Issuance of 10-Year Senior Unsecured Notes

In September 2006, we issued $275 million in aggregate principal amount of 5.95% senior unsecured notes due 2016 (the “2016 Notes”).  The price to the investor for the 2016 Notes was 99.74% of the principal amount for an effective yield of 5.985%.  The net proceeds of approximately $272.0 million from this offering were used to redeem the 2007 Notes and for other corporate purposes.  Interest on the 2016 Notes is paid semiannually.

Issuances of Common Stock

In October 2006, we issued 6.0 million shares of common stock at a price of $26.40 per share.  The net proceeds of approximately $150.7 million were used to fund a portion of the purchase price of the Buffets/Ryan’s properties.  See the section below for a discussion regarding the acquisition of $349 million of Buffets/Ryan’s restaurants.

In September 2006, we issued 4.715 million shares of common stock at a price of $24.32 per share.  The net proceeds of approximately $109.1 million from this offering were used to fund new property acquisitions, repay borrowings under our credit facility and for other general corporate purposes.

In March 2006, we issued 5.2 million shares of common stock at a price of $24.39 per share.  The net proceeds of approximately $120.5 million were used to fund new property acquisitions and for other general corporate purposes.

Acquisition of $349 million of Buffets/Ryan’s restaurants on November 1, 2006

On November 1, 2006, Realty Income and Crest acquired 144 Buffets/Ryan’s restaurant properties for approximately $349 million.  The properties are leased under 20-year, triple-net lease agreements.  These properties were acquired subsequent to a merger between Buffets, Inc. and Ryan’s Restaurant Group.   This acquisition was funded with cash and cash equivalents held at September 30, 2006, proceeds from our October 2006 stock offering and borrowings under our credit facility.

Of the 144 restaurant properties, 116 were acquired by Realty Income and 28 were acquired by Crest. The restaurants have, on average, approximately 10,300 leasable square feet and are situated on an average lot size of approximately 2.86 acres. In general, the properties are existing locations that, on average, have been operating for 11 years.

Pizza Hut Acquisition

On August 25, 2006, we announced in a press release that we had entered into an agreement to acquire a portfolio of 89 Pizza Hut properties for $59 million from NPC international, Inc. and an additional 11-unit portfolio.  Through September 30, 2006 we had acquired 75 Pizza Hut properties for approximately $49.6 million.

Credit Ratings Upgrade

In February 2006, Moody’s Investors Service, Inc. affirmed its ratings on our senior unsecured debt rating of Baa2 and our preferred stock rating of Baa3 and raised the outlook to “positive” from “stable.”

Acquisitions During the Third Quarter of 2006

During the third quarter of 2006, Realty Income and Crest invested $104.2 million, in aggregate, in 87 new properties and properties under development. These 87 properties are located in 18 states and are 100% leased with an initial average lease term of 11.1 years.  As described below, Realty Income acquired 85 properties and Crest acquired two properties.

Included in the $104.2 million is $103.0 million invested by Realty Income in 85 new properties and properties under development, with an initial weighted average contractual lease rate of 8.6%. These 85 properties are located in 18 states, are 100% leased with an initial average lease term of 11.2 years and will contain over 471,000 leasable square feet.  The 85 new properties acquired by Realty Income are net-leased to eight different retail chains in the following seven industries: convenience store, drug store, general merchandise, health and fitness, motor vehicle dealership, restaurant, and theater.

Also included in the $104.2 million is $1.2 million invested by Crest in two new restaurant properties.

Acquisitions During the First Nine Months of 2006

During the first nine months of 2006, Realty Income and Crest invested $259.1 million, in aggregate, in 138 new properties and properties under development. These 138 properties are located in 24 states and are 100% leased with an initial average lease term of 13.7 years.  As described below, Realty Income acquired 133 properties and Crest acquired five properties.

Included in the $259.1 million is $249.2 million invested by Realty Income in 133 new properties and properties under development, with an initial weighted average contractual lease rate of 8.7%. These 133 properties are located in 24 states, are 100% leased with an initial average lease term of 13.6 years and will contain over 1.6 million leasable square feet.  The 133 new properties acquired by Realty Income are net-leased to 13 different retail chains in the following ten industries: automotive collision services, convenience store, drug store, general merchandise, health and fitness, home improvement, motor vehicle dealership, private education, restaurant, and theater.

Also included in the $259.1 million is $9.9 million invested by Crest in five new retail properties.

At September 30, 2006, Realty Income had invested $55.9 million in 10 properties that were leased and under contract for development by the tenant (with development costs funded by Realty Income).  Rent on these properties is scheduled to begin at various times during the next twelve months. At September 30, 2006, we had outstanding commitments to pay estimated unfunded development costs totaling $25.5 million.

Investments in Existing Properties

In the third quarter of 2006, we capitalized costs of $323,000 on existing properties in our portfolio, consisting of $247,000 for re-leasing costs and $76,000 for building improvements.

In the first nine months of 2006, we capitalized costs of $561,000 on existing properties in our portfolio, consisting of $382,000 for re-leasing costs and $179,000 for building improvements.

Net Income Available to Common Stockholders

Net income available to common stockholders was $24.2 million in the third quarter of 2006 versus $20.8 million in the same quarter of 2005, an increase of $3.4 million. On a diluted per common share basis, net income was $0.27 per share in the third quarter of 2006 compared to $0.26 in the third quarter of 2005.

Net income available to common stockholders was $71.0 million in the first nine months of 2006 versus $64.2 million in the same period of 2005, an increase of $6.8 million. On a diluted per common share basis, net income was $0.82 per share in the third quarter of 2006 compared to $0.81 in the first nine months of 2005.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during the third quarter of 2006 was $843,000 as compared to $303,000 million for the third quarter of 2005.  The gain recognized from the sales of investment properties during the first nine months of 2006 was $3.0 million as compared to $3.8 million for the first nine months of 2005.

Funds from Operations (FFO)

In the third quarter of 2006, our FFO increased by $6.3 million, or 19.9%, to $38.0 million versus $31.7 million in the third quarter of 2005.  On a diluted per common share basis, FFO was $0.43 in the third quarter of 2006 compared to $0.40 for the third quarter of 2005, an increase of $0.03, or 7.5%.

In the first nine months of 2006, our FFO increased by $17.1 million, or 18.2%, to $110.9 million versus $93.8 million in the first nine months of 2005.  On a diluted per common share basis, FFO was $1.27 in the first nine months of 2006 compared to $1.18 for the first nine months of 2005, an increase of $0.09, or 7.6%.

See our discussion of FFO later in this section for a reconciliation of net income available to common stockholders to FFO.

Crest Property Sales

During the third quarter of 2006, Crest sold four properties from its inventory for an aggregate of $6.6 million, which resulted in a gain of $313,000.  Crest’s gains are included in “income from discontinued operations, real estate acquired for resale by Crest.”

During the first nine months of 2006, Crest sold nine properties from its inventory for an aggregate of $16.8 million, which resulted in a gain of $1.7 million.

Crest Property Inventory

Crest’s property inventory at September 30, 2006 totaled $40.3 million and at December 31, 2005 totaled $45.7 million.

Increases in Monthly Distributions to Common Stockholders

We continue our 37-year policy of paying distributions monthly.  Monthly distributions per share were increased in April 2006 by $0.000625 to $0.116875, in July 2006 by $0.000625 to $0.1175, in September 2006 by $0.00775 to $0.12525 and in October by $0.000625 to $0.125875.  The increase in October 2006 was our 36th consecutive quarterly increase and the 41st increase in the amount of our dividend since our listing on the NYSE in 1994. In the first nine months of 2006, we paid three monthly cash distributions per share in the amount of $0.11625, three in the amount of $0.116875, two in the amount of $0.1175 and one in the amount of $0.12525, totaling $1.059625. In September 2006 and October 2006, we declared distributions of $0.125875 per share, which were paid on October 16, 2006 and will be paid on November 15, 2006, respectively.

The monthly distribution of $0.125875 per share represents a current annualized distribution of $1.5105 per share, and an annualized distribution yield of approximately 5.7% based on the last reported sale price of our common stock on the NYSE of $26.40 on October 31, 2006. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be in any future period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves

Realty Income is organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At September 30, 2006, we had cash and cash equivalents totaling $113.4 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future.  We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facility.

$300 Million Acquisition Credit Facility

We have a $300 million revolving, unsecured credit facility that expires in October 2008. Realty Income’s current investment grade credit ratings provide for financing under the credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 65 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 80 basis points over LIBOR.  At October 31, 2006, we had borrowing capacity of $192.0 million available on our credit facility and an outstanding balance of $108.0 million at an effective interest rate of 5.97%.

The credit facility is expected to be used to acquire additional retail properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk.  We have the right to request an increase in the borrowing capacity of the credit facility by up to $100 million, to a total borrowing capacity of $400 million.  Any increase is the borrowing capacity is subject to approval by the lending banks of our credit facility.

Mortgage Debt

We have no mortgage debt on any of our properties.

Universal Shelf Registration

In April 2006, we filed a shelf registration statement with the SEC, which will be effective for a term of three years. In accordance with the SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed. The securities covered by this registration statement include common stock, preferred stock, debt securities, or any combination of such securities.  Realty Income may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.  As such, there is no specific limit to the dollar amount of new securities that can be issued under this new shelf registration before it expires in April 2009.

The Common stock issued in September 2006 and October 2006 and the 2016 Notes issued in September 2006 were issued pursuant to the universal shelf registration statement.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At October 31, 2006, our total outstanding credit facility borrowings and outstanding notes were $920.0 million or approximately 27.1% of our total market capitalization of $3.79 billion. We define our total market capitalization at October 31, 2006 as the sum of:

•              Shares of our common stock outstanding of 99,846,289 multiplied by the last reported sales price of our common stock on the NYSE of $26.40 per share, or $2.64 billion;

•              Aggregate liquidation value of the Class D preferred stock of $127.5 million;

•              Outstanding borrowings of $108 million on our credit facility; and

•              Outstanding notes of $920 million.

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

Notes Outstanding

In September 2006, we issued $275 million of 5.95%, 10-year, senior unsecured notes due 2016.  Interest on these notes is paid semiannually.

In September 2005, we issued $175 million of 5-3∕8%, 12-year, senior unsecured notes due 2017.  Interest on these notes is paid semiannually.

In March 2005, we issued $100 million of 5-7∕8%, 30-year, senior unsecured bonds due 2035.  Interest on these bonds is paid semiannually.

In November 2003, we issued $150 million of 5-1∕2%, 12-year, senior unsecured notes due 2015 (the “2015 Notes”).  Interest on the 2015 Notes is paid semiannually.

In March 2003, we issued $100 million of 5-3∕8%, 10-year, senior unsecured notes due 2013 (the “2013 Notes”).  Interest on the 2013 Notes is paid semiannually.

In January 1999, we issued $20 million of 8% senior unsecured notes due 2009 (the “2009 Notes”). Interest on the 2009 Notes is payable semiannually.

In October 1998, we issued $100 million of 8-1∕4% Monthly Income Senior Notes due 2008 (the “2008 Notes”). Interest on the 2008 Notes is payable monthly. The 2008 Notes are unsecured.

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

The following is a summary of the key financial covenants of our senior unsecured notes.  The actual amounts are as of September 30, 2006.

Note Covenants	Required	Actual
Limitation on Incurrence of Total Debt	≤ 60%	36.7%
Limitation on Incurrence of Secured Debt	≤ 40%	0.0%
Debt Service Coverage	≥ 1.5 x	3.9 x
Maintenance of Total Unencumbered Assets	≥ 150% of Unsecured Debt	273%

All of our outstanding notes and bonds have fixed interest rates.  Our credit facility interest rate is variable.

Table of Obligations

The following table summarizes the maturity of each of our obligations as of September 30, 2006 (dollars in millions):

Year of Maturity	Credit Facility (1)	Notes	Interest (2)	Other (3)	Totals
2006	$—	$—	$13.8	$26.3	$40.1
2007	—	—	55.1	—	55.1
2008	—	100.0	54.1	—	154.1
2009	—	20.0	45.3	—	65.3
2010	—	—	45.3	—	45.3
Thereafter	—	800.0	350.7	—	1,150.7

Totals	$—	$920.0	$564.3	$26.3	$1,510.6

(1) The credit facility balance on at October 31, 2006 was $108 million.

(2) Interest on credit facility and notes has been calculated based on outstanding balances as of September 30, 2006 through their respective maturity dates.

(3) Other consists of a $25.5 million of estimated unfunded costs on properties under development and $804,000 of contingent payments for tenant improvements and leasing costs.

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

The following is a comparison of our results of operations for the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2005.

Rental Revenue

Rental revenue was $59.1 million for the third quarter of 2006 versus $48.8 million for the third quarter of 2005, an increase of $10.3 million, or 21.1%.  The increase in rental revenue in the third quarter of 2006 is attributable to:

•                  The 133 retail properties acquired by Realty Income in 2006, which generated $2.9 million in the third quarter;

•                  The 135 retail properties acquired by Realty Income in 2005, which generated $8.3 million in the third quarter of 2006 compared to $2.6 million in the third quarter of 2005, an increase of $5.7 million;

•                  Same store rents generated on 1,430 properties during the third quarters of 2006 and 2005 increased by $261,000, or 0.6%, to $44.04 million from $43.77 million.  These properties were leased during all of both quarters;

•                  An increase in straight-line rent and other non-cash adjustments to rent of $233,000 in the third quarter of 2006 as compared to the third quarter of 2005; and

•                  An increase of $1.2 million relating to the aggregate of (i) development properties acquired before 2005 that started paying rent in 2005, (ii) properties that were vacant during part of 2006 or 2005 and (iii) lease termination settlements.  These items totaled $2.8 million in aggregate in the third quarter of 2006 compared to $1.6 million in the same quarter of 2005.

Rental revenue was $169.9 million for the first nine months of 2006 versus $142.2 million for the first nine months of 2005, an increase of $27.7 million, or 19.5%.  The increase in rental revenue in the first nine months of 2006 is attributable to:

•                  The 133 retail properties acquired by Realty Income in 2006, which generated $6.0 million in the first nine months of 2006;

•                  The 135 retail properties acquired by Realty Income in 2005, which generated $24.3 million in the first nine months of 2006 compared to $5.2 million in the first nine months of 2005, an increase of $19.1 million;

•                  Same store rents generated on 1,430 properties during the first nine months of 2006 and 2005 increased by $763,000, or 0.6%, to $131.54 million from $130.78 million.  These properties were leased during all of both periods;

•                  A increase in straight-line rent and other non-cash adjustments to rent of $139,000 in the first nine months of 2006 as compared to the first nine months of 2005; and

•                  An increase of $1.8 million relating to the aggregate of (i) development properties acquired before 2005 that started paying rent in 2005, (ii) properties that were vacant during part of 2006 or 2005 and (iii) lease termination settlements.  These items totaled $5.1 million in aggregate in the first nine months of 2006 compared to $3.3 million in the first nine months of 2005.

Of the 1,766 properties in the portfolio at September 30, 2006, 1,759, or 99.6%, are single-tenant properties and the remaining seven are multi-tenant properties. Of the 1,759 single-tenant properties, 1,739, or 98.9%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 12.2 years at September 30, 2006. Of our 1,739 leased single-tenant properties, 1,545, or 88.8%, were under leases that provide for increases in rents through:

•                  Base rent increases tied to a consumer price index with adjustment ceilings;

•                  Fixed increases;

•                  To a lesser degree, overage rent based on a percentage of the tenants’ gross sales; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $233,000 in the third quarter of 2006 and $256,000 in the third quarter of 2005. Percentage rent was $458,000 in the first nine months of 2006 and $455,000 in the first nine months of 2005. Percentage rent in the third quarter and first nine months of 2006 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2006.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At September 30, 2006, our portfolio of 1,766 retail properties was 98.8% leased with 21 properties available for lease, one of which is a multi-tenant property.

As of October 31, 2006, transactions to lease or sell five of the 21 properties available for lease at September 30, 2006 were underway or completed. We anticipate these transactions will be completed during the next several months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Interest Expense

Interest expense was $2.3 million higher in the third quarter of 2006 than in the third quarter of 2005.  Interest expense was $8.6 million higher in the first nine months of 2006 than in the first nine months of 2005. Interest expense increased in 2006 primarily due to higher average outstanding balances, which was partially offset by slightly lower interest rates related to our fixed rate debt. We issued $100 million of 30-year bonds in March 2005 and $175 million of 12-year notes in September 2005, which contributed to the increase in average outstanding balances and slightly lower average interest rates on our debt.

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended 9/30/06	Three months ended 9/30/05	Nine months ended 9/30/06	Nine months ended 9/30/05
Interest on our credit facility and notes	$13,235	$10,406	$39,367	$28,714
Interest included in discontinued operations from real estate acquired for resale by Crest	(711)	(320)	(2,175)	(630)
Amortization of settlements on treasury lock agreement	121	189	499	567
Credit facility commitment fees	114	127	342	380
Amortization of credit facility origination costs and deferred bond financing costs	552	439	1,494	1,286
Interest capitalized	(781)	(613)	(1,870)	(1,237)

Interest expense	$12,530	$10,228	$37,657	$29,080

Credit facilities and notes outstanding	Three months ended 9/30/06	Three months ended 9/30/05	Nine months ended 9/30/06	Nine months ended 9/30/05
Average outstanding balances (in thousands)	$847,580	$660,487	$848,377	$600,053
Average interest rates	6.19%	6.25%	6.20%	6.40%

At October 31, 2006, the weighted average interest rate on our:

•                  Credit facility borrowings of $108 million was 5.97%;

•                  Notes payable of $920 million was 5.99%; and

•                  Combined outstanding credit facility and notes of $1,028 million was 5.99%.

Interest Coverage Ratio

Our interest coverage ratio for the third quarter of 2006 was 4.1 times, and was 4.3 times for the third quarter of 2005. Our interest coverage ratio for the first nine months of 2006 was 4.0 times, and was 4.4 times for the first nine months of 2005.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities to our interest coverage amount (dollars in thousands):

	Three months ended 9/30/06	Three months ended 9/30/05	Nine months ended 9/30/06	Nine months ended 9/30/05
Net cash provided by operating activities	$43,085	$12,919	$127,842	$70,255
Interest expense	12,530	10,228	37,657	29,080
Interest expense included in discontinued operations (1)	711	320	2,175	630
Income taxes	96	202	558	603
Income taxes included in discontinued operations (1)	18	195	471	650
Investment in real estate acquired for resale (1)(2)	1,200	32,761	9,937	54,470
Proceeds from sales of real estate acquired for resale (1)	(6,612)	(5,758)	(16,807)	(16,955)
Collection of a mortgage note receivable by Crest (1)	—	—	(1,333)	—
Gain on sales of real estate acquired for resale (1)	313	713	1,739	2,361
Amortization of deferred stock compensation	(648)	(542)	(2,280)	(1,627)
Amortization of stock option costs	(6)	(4)	(17)	(11)
Changes in assets and liabilities:
Accounts receivable and other assets	(505)	(1,005)	(5,033)	(617)
Accounts payable, accrued expenses and other liabilities	3,857	(4,798)	3,636	(6,752)
Interest coverage amount	$54,039	$45,231	$158,545	$132,087
Divided by interest expense (3)	$13,241	$10,548	$39,832	$29,710
Interest coverage ratio	4.1	4.3	4.0	4.4

(1)             Crest activities.

(2)             The 2005 amount includes intangibles recorded in connection with acquisitions of real estate acquired for resale.

(3)             Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Fixed Charge Coverage Ratio

Our fixed charge coverage ratio for the third quarter of 2006 and 2005 was 3.5 times. For the nine months ended September 30, 2006 our fixed charge coverage ratio was 3.4 times and for the nine months ended September 30, 2005 it was 3.6 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	Three months ended 9/30/06	Three months ended 9/30/05	Nine months ended 9/30/06	Nine months ended 9/30/05
Interest coverage amount	$54,039	$45,231	$158,545	$132,087
Divided by interest expense plus preferred stock dividends (1)	$15,592	$12,899	$46,884	$36,762
Fixed charge coverage ratio	3.5	3.5	3.4	3.6

(1) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Depreciation and Amortization

For the third quarter of 2006, depreciation and amortization was $14.6 million as compared to $11.2 million in the third quarter of 2005. For the first nine months of 2006, depreciation and amortization was $43.0 million as compared to $33.1 million in the first nine months of 2005.  The increase in depreciation and amortization in 2006 was due to the acquisition of properties in 2006 and 2005, which was partially offset by property sales during these years.

Loss on Extinguishment of Debt

In September 2006, we redeemed all of our outstanding $110 million, 7-¾%, unsecured notes due May 2007.  The 2007 Notes were redeemed at a redemption price equal to 100% of the principal amount of the 2007 Notes, plus accrued and unpaid interest of $3.2 million, as well as a make-whole payment of $1.6 million.  We recorded a loss on extinguishment of debt totaling $1.6 million related to the make-whole payment associated with the 2007 Notes. The make-whole payment represented approximately $0.017 per diluted share during the third quarter of 2006.

General and Administrative Expenses

General and administrative expenses decreased by $83,000, to $4.1 million, in the third quarter of 2006 as compared to $4.2 million in the third quarter of 2005.  In the third quarter of 2006, as a percentage of total revenue, general and administrative expenses decreased to 6.9% as compared to 8.5% in the third quarter of 2005.

General and administrative expenses increased by $756,000, to $12.7 million, in the first nine months of 2006 as compared to $11.9 million in the first nine months of 2005.  In the first nine months of 2006, as a percentage of total revenue, general and administrative expenses decreased to 7.4% as compared to 8.4% in the first nine months of 2005.

General and administrative expenses increased during the first nine months of 2006 primarily due to increases in payroll and employee benefit costs.

As our property portfolio has grown and continues to grow, we have increased, and anticipate that we will continue to gradually increase the level of our staffing. We expect general and administrative expenses to continue to increase due to costs attributable to payroll, staffing costs and corporate governance.

In October 2006, we had 71 permanent employees as compared to October 2005 when we had 69 permanent employees and five temporary employees.  The temporary employees had been working on a record retention project that was concluded in the third quarter of 2006.

Property Expenses

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At September 30, 2006, 21 properties were available for lease as compared to 25 at December 31, 2005 and 26 at September 30, 2005.

Property expenses were $787,000 in the third quarter of 2006 and $1.0 million in the third quarter of 2005.  Property expenses were $2.3 million in the first nine months of 2006 and $2.9 million in the first nine months of 2005.

Income Taxes

Income taxes were $96,000 in the third quarter of 2006 as compared to $202,000 in the third quarter of 2005.  Income taxes for the first nine months of 2006 and 2005 were $558,000 and $603,000, respectively. These amounts are for city and state income taxes paid by Realty Income.

In addition, Crest incurred state and federal income taxes of $18,000 in the third quarter of 2006 as compared to $195,000 in the third quarter of 2005.  Crest incurred state and federal income taxes of $471,000 in the first nine months of 2006 as compared to $650,000 in the first nine months of 2005. These income taxes are included in “income from discontinued operations, real estate acquired for resale by Crest.”

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

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” (dollars in thousands):

Crest’s income from discontinued operations, real estate acquired for resale	Three months ended 9/30/06	Three months ended 9/30/05	Nine months ended 9/30/06	Nine months ended 9/30/05
Gain on sales of real estate acquired for resale	$313	$713	$1,739	$2,361
Rental revenue	913	514	3,007	1,083
Interest expense	(711)	(320)	(2,175)	(630)
General and administrative expense	(73)	(137)	(227)	(410)
Property expenses	(17)	(9)	(50)	(59)
Provisions for impairment	(308)	—	(308)	—
Income taxes	(18)	(195)	(471)	(650)

Income from discontinued operations, real estate acquired for resale by Crest	$99	$566	$1,515	$1,695

Per common share, basic and diluted	$0.00	$0.01	$0.02	$0.02

Realty Income’s properties sold in 2006 and 2005 have been classified as discontinued operations.   No Realty Income properties were listed as held for sale at September 30, 2006. The following is a summary of our discontinued operations from real estate held for investment (dollars in thousands):

Realty Income’s income from discontinued operations, real estate held for investment	Three months ended 9/30/06	Three months ended 9/30/05	Nine months ended 9/30/06	Nine months ended 9/30/05
Gain on sales of investment properties	$843	$303	$3,036	$3,767
Rental revenue	68	358	453	1,424
Other revenue	25	1	33	1
Depreciation and amortization	(20)	(89)	(82)	(330)
Property expenses	(72)	(65)	(116)	(203)
Provision for impairment	—	(15)	—	(35)

Income from discontinued operations, real estate held for investment	$844	$493	$3,324	$4,624

Per common share, basic and diluted	$0.01	$0.01	$0.04	$0.06

The following is a summary of our total discontinued operations (dollars in thousands):

	Three months ended 9/30/06	Three months ended 9/30/05	Nine months ended 9/30/06	Nine months ended 9/30/05
Income from discontinued operations:
Real estate acquired for resale by Crest	$99	$566	$1,515	$1,695
Real estate held for investment	844	493	3,324	4,624

Income from discontinued operations	$943	$1,059	$4,839	$6,319

Per common share, basic and diluted	$0.01	$0.01	$0.06	$0.08

Gain on Sales of Real Estate Acquired for Resale by Crest

During the third quarter of 2006, Crest sold four properties for $6.6 million, which resulted in a gain of $313,000.  In comparison, during the third quarter of 2005, Crest sold two properties for $5.8 million, which resulted in a gain of $713,000.  Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

During the first nine months of 2006, Crest sold nine properties for $16.8 million, which resulted in a gain of $1.7 million.  In comparison, during the first nine months of 2005, Crest sold nine properties for $17.0 million, which resulted in a gain of $2.4 million.

At September 30, 2006, Crest had $40.3 million invested in 13 properties, which are held for sale. Our goal is for Crest to carry an average inventory of approximately $20 to $25 million in real estate.  Crest generates an earnings spread on the difference between the lease payments it receives on the properties held in inventory and the cost of capital used to acquire properties.  It is our belief that at this level of inventory, rental revenue will exceed the ongoing operating expenses of Crest without any property sales.

Gain on Sales of Investment Properties by Realty Income

During the third quarter of 2006, we sold or exchanged three investment properties for $4.0 million, which resulted in a gain of $843,000.  In comparison, during the third quarter of 2005, we sold four investment properties and a portion of land from one property for $3.0 million, which resulted in a gain of $303,000.

During the first nine months of 2006, we sold or exchanged 13 investment properties for $10.7 million, which resulted in a gain of $3.0 million.  In comparison, during the first nine months of 2005, we sold 15 investment properties and a portion of land from one property for $17.6 million, which resulted in a gain of $3.8 million. These gains are included in discontinued operations, except for $14,000 which is included in other revenue in the first nine months of 2005.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At September 30, 2006, we classified real estate with a carrying amount of $40.1 million as held for sale on our balance sheet, which includes properties owned by Crest.  Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Provision for Impairment on Real Estate Acquired for Resale by Crest

Provisions for impairment of $308,000 were recorded by Crest on two properties in the third quarter and first nine months of 2006.  No provisions for impairment were recorded by Crest in 2005.

Provision for Impairment on Realty Income Investment Properties

No provision for impairment was recorded in the third quarter and first nine months of 2006.

In the third quarter of 2005 we recorded provisions for impairment of $119,000 taken on two properties.  These provisions are included in “income from discontinued operations, real estate held for investment” except for $104,000 which is included in property expenses.

In the first nine months of 2005 we recorded provisions for impairment of $186,000 taken on four properties.  These provisions are included in “income from discontinued operations, real estate held for investment” except for $151,000 which is included in property expenses.

Preferred Stock Dividends

We paid preferred stock cash dividends of $2.4 million in both the third quarter of 2006 and 2005.  We paid preferred stock cash dividends of $7.1 million in each of the first nine months of 2006 and 2005.

Net Income Available to Common Stockholders

Net income available to common stockholders was $24.2 million in the third quarter of 2006, an increase of $3.4 million as compared to $20.8 million in the third quarter of 2005.  Net income available to common stockholders was $71.0 million in the first nine months of 2006, an increase of $6.8 million as compared to $64.2 million in the first nine months of 2005.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

During the third quarter of 2006, the gain recognized from the sales of investment properties was $843,000 as compared to $303,000 for the third quarter of 2005.  During the first nine months of 2006, the gain recognized from the sales of investment properties was $3.0 million, as compared to $3.8 million for the first nine months of 2005.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the third quarter of 2006 increased by $6.3 million, or 19.9%, to $38.0 million as compared to $31.7 million in the third quarter of 2005.  FFO for the first nine months of 2006 increased by $17.1 million, or 18.2%, to $110.9 million as compared to $93.8 million in the third quarter of 2005. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO.  Also presented is information regarding distributions paid to common stockholders and the weighted average number of shares outstanding (dollars in thousands, except per share amounts):

	Three months ended 9/30/06	Three months ended 9/30/05	Nine months ended 9/30/06	Nine months ended 9/30/05
Net income available to common stockholders	$24,207	$20,771	$71,033	$64,239
Depreciation and amortization:
Continuing operations	14,641	11,226	42,961	33,098
Discontinued operations	20	89	82	330
Depreciation of furniture, fixtures and equipment	(49)	(35)	(142)	(102)
Gain on sales of investment properties:
Continuing operations	—	—	—	(14)
Discontinued operations	(843)	(303)	(3,036)	(3,767)

Funds from operations available to common stockholders	$37,976	$31,748	$110,898	$93,784

FFO per common share:
Basic	$0.43	$0.40	$1.28	$1.18
Diluted	$0.43	$0.40	$1.27	$1.18

Distributions paid to common stockholders	$32,109	$26,867	$92,605	$79,543

FFO in excess of distributions to common stockholders	$5,867	$4,881	$18,293	$14,241

Weighted average number of common shares:
Basic	89,166,429	79,779,808	86,936,161	79,653,608
Diluted	89,267,138	79,843,553	87,084,545	79,727,036

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

(dollars in thousands)	Three months ended 9/30/06	Three months ended 9/30/05	Nine months ended 9/30/06	Nine months ended 9/30/05
Provision for impairment losses and (reversals)	$—	$119	$(716)	$186
Crest provision for impairment losses	308	—	308	—
Amortization of settlements on treasury lock agreements(1)	121	189	499	567
Amortization of deferred note financing costs(2)	371	259	950	745
Amortization of deferred stock compensation and stock option costs	654	546	2,297	1,638
Capitalized leasing costs and commissions	(247)	(114)	(382)	(514)
Capitalized building improvements	(76)	(100)	(179)	(964)
Straight line rent(3)	(411)	(178)	(1,252)	(1,113)

(1) The settlements on the treasury lock agreements resulted from an interest rate risk prevention strategy that was used by the Company in 1997 and 1998, which correlated to pending issuances of senior note securities.  We have not employed this strategy since 1998.

(2) Amortization of deferred note financing costs includes the amortization of costs incurred and capitalized when our notes were issued in May 1997, October 1998, January 1999, March 2003, November 2003, March 2005 and September 2005 and September 2006. These costs are being amortized over the lives of these notes. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

(3) A negative amount indicates that our straight-line rent was greater than our actual cash rent collected.  A positive amount indicates that our straight-line rent was less than our actual cash rent collected.

PROPERTY PORTFOLIO INFORMATION

At September 30, 2006, we owned a diversified portfolio:

•                  Of 1,766 retail properties;

•                  With an occupancy rate of 98.8%, or 1,745 properties occupied of the 1,766 properties in the portfolio;

•                  Leased to 101 different retail chains doing business in 29 separate retail industries;

•                  Located in 48 states;

•                  With over 15.0 million square feet of leasable space; and

•                  With an average leasable retail space of approximately 8,500 square feet.

In addition to our real estate portfolio at September 30, 2006, our subsidiary, Crest had invested $40.3 million in 13 retail properties located in six states. These properties are classified as held for sale.

At September 30, 2006, 1,739, or 98.5%, of our 1,766 retail properties were leased under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases (generally subject to ceilings) based on increases in the consumer price index, fixed increases or, to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

Industry Diversification

The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue (1)
	For the Quarter Ended	For the Years Ended
Industries	Sept. 30 2006	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003	Dec 31, 2002	Dec 31, 2001	Dec 31, 2000
Apparel stores	1.4%	1.6%	1.8%	2.1%	2.3%	2.4%	2.4%
Automotive collision services	1.4	1.3	1.0	0.3	—	—	—
Automotive parts	2.7	3.4	3.8	4.5	4.9	5.7	6.0
Automotive service	9.0	7.6	7.7	8.3	7.0	5.7	5.8
Automotive tire services	5.8	7.2	7.8	3.1	2.7	2.6	2.3
Book stores	0.3	0.3	0.3	0.4	0.4	0.4	0.5
Business services	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Child care	10.6	12.7	14.4	17.8	20.8	23.9	24.7
Consumer electronics	1.1	1.3	2.1	3.0	3.3	4.0	4.9
Convenience stores	16.2	18.7	19.2	13.3	9.1	8.4	8.4
Crafts and novelties	0.4	0.4	0.5	0.6	0.4	0.4	0.4
Drug stores	3.0	2.8	0.1	0.2	0.2	0.2	0.2
Entertainment	1.6	2.1	2.3	2.6	2.3	1.8	2.0
Equipment rental services	0.3	0.4	0.3	0.2	—	—	—
Financial services	0.2	0.1	0.1	—	—	—	—
General merchandise	0.7	0.5	0.4	0.5	0.5	0.6	0.6
Grocery stores	0.6	0.7	0.8	0.4	0.5	0.6	0.6
Health and fitness	4.5	3.7	4.0	3.8	3.8	3.6	2.4
Home furnishings	3.2	3.7	4.1	4.9	5.4	6.0	5.8
Home improvement	2.9	1.1	1.0	1.1	1.2	1.3	2.0
Motor vehicle dealerships	3.6	2.6	0.6	—	—	—	—
Office supplies	1.3	1.5	1.6	1.9	2.1	2.2	2.3
Pet supplies and services	1.1	1.3	1.4	1.7	1.7	1.6	1.5
Private education	1.0	0.8	1.1	1.2	1.3	1.5	1.4
Restaurants	9.7	9.4	9.7	11.8	13.5	12.2	12.3
Shoe stores	—	0.3	0.3	0.9	0.8	0.7	0.8
Sporting goods	2.9	3.4	3.4	3.8	4.1	0.9	—
Theaters	9.4	5.2	3.5	4.1	3.9	4.3	2.7
Travel plazas	0.3	0.3	0.4	0.3	—	—	—
Video rental	2.1	2.5	2.8	3.3	3.3	3.7	3.9
Other	2.6	3.0	3.4	3.8	4.4	5.2	6.0
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)   Includes rental revenue for all properties owned by Realty Income at the end of each period presented.

Service Category Diversification

The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at September 30, 2006, classified according to the retail business types and the level of services they provide (dollars in thousands):

		Rental Revenue
		for the Quarter	Percentage of
	Number of	Ended	Rental
Industry	Properties	Sept. 30, 2006 (1)	Revenue
Tenants Providing Services
Automotive collision services	13	$825	1.4%
Automotive service	219	5,331	9.0
Child care	267	6,256	10.6
Entertainment	8	970	1.6
Equipment rental services	2	150	0.3
Financial services	4	89	0.2
Health and fitness	16	2,648	4.5
Private education	7	580	1.0
Theaters	30	5,574	9.4
Other	10	1,560	2.6
	576	23,983	40.6
Tenants Selling Goods and Services
Automotive parts (with installation)	30	583	1.0
Automotive tire services	101	3,424	5.8
Business services	1	32	0.1
Convenience stores	393	9,572	16.2
Home improvement	1	57	0.1
Motor vehicle dealerships	21	2,112	3.6
Pet supplies and services	9	595	1.0
Restaurants	334	5,756	9.7
Travel plazas	1	170	0.3
Video rental	34	1,236	2.1
	925	23,537	39.9
Tenants Selling Goods
Apparel stores	6	832	1.4
Automotive parts	73	1,038	1.7
Book stores	2	149	0.3
Consumer electronics	21	668	1.1
Crafts and novelties	4	212	0.4
Drug stores	34	1,787	3.0
General merchandise	23	429	0.7
Grocery stores	6	347	0.6
Home furnishings	40	1,881	3.2
Home improvement	31	1,684	2.8
Office supplies	10	791	1.3
Pet supplies	2	37	0.1
Sporting goods	13	1,687	2.9
	265	11,542	19.5
Totals	1,766	$59,062	100.0%

(1)             Includes rental revenue for all properties owned by Realty Income at September 30, 2006.

Lease Expirations

The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) regarding the timing of the lease term expirations (excluding extension options) on our 1,739 net leased, single-tenant and certain other retail properties as of September 30, 2006 (dollars in thousands):

	Total Portfolio			Initial Expirations (3)			Subsequent Expirations (4)
Year	Total Number of Leases Expiring (1)	Rental Revenue for the Quarter Ended 9/30/06 (2)	% of Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 9/30/06	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 9/30/06	% of Total Rental Revenue
2006	28	$601	1.1%	11	$290	0.5%	17	$311	0.6%
2007	133	2,435	4.3	91	1,688	3.0	42	747	1.3
2008	115	2,515	4.5	63	1,490	2.7	52	1,025	1.8
2009	103	2,245	4.0	33	773	1.4	70	1,472	2.6
2010	74	1,580	2.8	36	898	1.6	38	682	1.2
2011	73	2,137	3.9	40	1,367	2.5	33	770	1.4
2012	45	1,405	2.5	43	1,354	2.4	2	51	0.1
2013	75	3,333	6.0	67	3,119	5.6	8	214	0.4
2014	48	2,040	3.7	36	1,798	3.2	12	242	0.5
2015	90	1,787	3.2	65	1,228	2.2	25	559	1.0
2016	90	652	1.2	89	630	1.2	1	22	*
2017	22	1,603	2.9	18	1,536	2.8	4	67	0.1
2018	23	1,014	1.8	23	1,014	1.8	—	—	—
2019	94	4,649	8.4	93	4,456	8.0	1	193	0.4
2020	83	3,184	5.8	81	3,151	5.7	2	33	0.1
2021	143	4,856	8.7	142	4,802	8.6	1	54	0.1
2022	94	2,529	4.5	94	2,529	4.5	—	—	—
2023	233	6,416	11.5	232	6,389	11.5	1	27	*
2024	57	1,802	3.2	57	1,802	3.2	—	—	—
2025	66	5,802	10.4	62	5,739	10.3	4	63	0.1
2026	38	1,909	3.5	37	1,870	3.4	1	39	0.1
2028	2	54	0.1	2	54	0.1	—	—	—
2030	2	213	0.4	2	213	0.4	—	—	—
2033	3	357	0.6	3	357	0.6	—	—	—
2034	2	230	0.4	2	230	0.4	—	—	—
2037	2	325	0.6	2	325	0.6	—	—	—
2043	1	13	*	—	—	—	1	13	*

Totals	1,739	$55,686	100.0%	1,424	$49,102	88.2%	315	$6,584	11.8%

*Less than 0.1%

(1)             Excludes six multi-tenant properties and 21 vacant unleased properties, one of which is a multi-tenant property.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)             Excludes revenue of $3,376 from six multi-tenant properties and from 21 vacant and unleased properties at September 30, 2006.

(3)             Represents leases to the initial tenant of the property that are expiring for the first time.

(4)             Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of September 30, 2006 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue For the Quarter Ended September 30, 2006 (1)	Percentage of Rental Revenue
Alabama	34	97%	237,700	$455	0.8%
Alaska	2	100	128,500	259	0.4
Arizona	71	100	344,500	1,912	3.2
Arkansas	10	100	55,900	156	0.3
California	61	100	1,101,900	5,586	9.5
Colorado	46	100	385,800	1,789	3.0
Connecticut	16	100	245,600	977	1.7
Delaware	15	100	27,700	316	0.5
Florida	132	99	1,281,000	5,162	8.7
Georgia	102	99	712,800	2,810	4.8
Idaho	14	100	91,900	367	0.6
Illinois	55	100	696,200	3,249	5.5
Indiana	41	95	417,700	1,698	2.9
Iowa	16	94	105,400	257	0.4
Kansas	27	89	539,200	831	1.4
Kentucky	17	100	58,900	387	0.7
Louisiana	23	100	90,100	299	0.5
Maryland	25	100	230,000	1,158	2.0
Massachusetts	37	100	203,100	997	1.7
Michigan	14	100	92,800	336	0.6
Minnesota	20	100	337,100	1,258	2.1
Mississippi	61	95	278,400	805	1.4
Missouri	50	98	525,300	1,483	2.5
Montana	2	100	30,000	74	0.1
Nebraska	17	100	190,100	600	1.0
Nevada	15	100	191,000	837	1.4
New Hampshire	10	100	95,400	377	0.6
New Jersey	25	100	194,500	992	1.7
New Mexico	7	100	53,300	137	0.2
New York	28	96	419,400	2,017	3.4
North Carolina	52	100	348,200	1,601	2.7
North Dakota	5	100	31,900	54	0.1
Ohio	105	100	661,500	2,552	4.3
Oklahoma	22	100	110,600	457	0.8
Oregon	19	100	294,800	647	1.1
Pennsylvania	83	100	510,600	2,345	4.0
Rhode Island	1	100	3,500	29	0.1
South Carolina	56	100	218,700	1,424	2.4
South Dakota	7	100	18,300	76	0.1
Tennessee	105	100	476,500	2,206	3.7
Texas	193	98	2,133,400	6,502	11.0
Utah	6	83	35,100	95	0.2
Vermont	1	100	2,500	22	*
Virginia	62	100	431,900	2,313	3.9
Washington	37	100	243,900	746	1.3
West Virginia	1	0	12,200	—	0.0
Wisconsin	17	94	157,400	394	0.7
Wyoming	1	100	4,200	18	*
Totals/Average	1,766	99%	15,056,400	$59,062	100.0%

*                 Less than 0.1%

(1)             Includes rental revenue for all properties owned by Realty Income at September 30, 2006.

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

Approximately 98.5%, or 1,739, of the 1,766 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property costs and expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  Statement No. 157 sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. Statement No. 157 becomes effective for us at the beginning of 2008.  We are still evaluating what impact, if any, that adopting Statement No. 157 will have on our financial position or results of operations.

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

Realty Income’s 8-1∕4% Monthly Income Senior Notes due 2008, are listed on the NYSE under the ticker symbol “OUI”.  The cusip number of these notes is 756109-203.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at September 30, 2006. We do not enter into any transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents by year of expected maturity, the principal amounts, average interest rates, fair values as of September 30, 2006.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data as of September 30, 2006

Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2006	$—	—	$—	—
2007	—	—	—	—
2008 (1)(2)	100.0	8.25%	—	—
2009 (3)	20.0	8.00%	—	—
2010	—	—	—	—
Thereafter (4)	800.0	5.66%	—	—
Totals	$920.0	5.99%	$—	—%
Fair Value (5)	$908.3		$—

(1)    $100 million matures in October 2008.

(2)    The credit facility expires in October 2008.  The credit facility balance as of September 30, 2006 was zero and as of October 31, 2006 was $108 million.

(3)    $20 million matures in January 2009.

(4)    $100 million matures in March 2013, $150 million matures in November 2015, $175 million matures in September 2017, $275 million matures in September 2016 and $100 million matures in March 2035.

(5)    We base the fair value of the fixed rate debt at September 30, 2006 on the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place at September 30, 2006.

The table incorporates only those exposures that exist as of September 30, 2006; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates.  Our credit facility interest rate is variable.  At September 30, 2006, our credit facility balance was zero; however, we intent to borrow funds on our credit facility in the future.  Based on hypothetical credit facility borrowing of $50 million, a 1% change in interest rates would change our interest costs by $500,000 per year.

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

As required of and for the quarter ended September 30, 2006, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Instruments defining the rights of security holders, including indentures

4.1	Pricing Committee Resolutions (filed as an exhibit 4.2 to the Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

4.2	Form of 8-1∕4% Notes due 2008 (filed as exhibit 4.3 to the Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

4.3	Indenture dated as of October 28, 1998 between the Company and The Bank of New York (filed as exhibit 4.1 to the Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

4.4	Pricing Committee Resolutions and Form of 8% Notes due 2009 (filed as exhibit 4.2 to the Company’s Form 8-K, dated January 21, 1999 and incorporated herein by reference).

4.5	Form of 5-3∕8% Senior Notes due 2013 (filed as exhibit 4.2 to the Company’s Form 8-K, dated March 5, 2003 and incorporated herein by reference).

4.6

Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5-3∕8% Senior Notes due 2013 (filed as exhibit 4.3 to the Company’s Form 8-K, dated March 5, 2003 and incorporated herein by reference).

4.7	Form of 5-1∕2% Senior Notes due 2015 (filed as exhibit 4.2 to the Company’s Form 8-K, dated November 19, 2003 and incorporated herein by reference).

4.8

Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5-1∕2% Senior Notes due 2015 (filed as exhibit

4.3 to the Company’s Form 8-K, dated November 19, 2003 and incorporated herein by reference).

4.9	Form of 5-7∕8% Senior Notes due 2035 (filed as exhibit 4.2 to the Company’s Form 8-K, dated March 8, 2005 and incorporated herein by reference).

4.10

Officer’s Certificate pursuant to section 301 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5-7∕8% Senior Debentures due 2035 (filed as exhibit 4.3 to the Company’s Form 8-K, dated March 8, 2005 and incorporated herein by reference).

4.11	Form of 5-3∕8% Senior Notes due 2017 (filed as exhibit 4.2 to the Company’s Form 8-K, dated September 8, 2005 and incorporated herein by reference).

4.12

Officer’s Certificate pursuant to section 301 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5-3∕8% Senior Notes due 2017 (filed as exhibit 4.3 to the Company’s Form 8-K, dated September 8, 2005 and incorporated herein by reference).

4.13	Form of 5.95% Senior Notes due 2016 (filed as exhibit 4.2 to the Company’s Form 8-K, dated September 6, 2006 and incorporated herein by reference).

4.14

Officer’s Certificate pursuant to section 301 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.950% Senior Notes due 2016 (filed as exhibit 4.3 to the Company’s Form 8-K, dated September 6, 2006 and incorporated herein by reference).

Material Contracts

10.1

First Amendment to Credit Agreement dated October 16, 2006 to the $300 million Credit Agreement dated June 17, 2005 (filed as exhibit 10.1 to the Company’s form 8-K filed on November 3, 2006 and incorporated herein by reference).

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

REALTY INCOME CORPORATION

/s/ GREGORY J. FAHEY
Date: November 6, 2006	Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)