Form 10-K
period 2006-12-31
REALTY INCOME CORP
filed 2007-02-21
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number 1-13374

REALTY INCOME CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

220 West Crest Street, Escondido, California  92025

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (760)741-2111

Securities registered pursuant to Section 12 (b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Common Stock, $1.00 Par Value	New York Stock Exchange
Class D Preferred Stock, $1.00 Par Value	New York Stock Exchange
Class E Preferred Stock, $1.00 Par Value	New York Stock Exchange
8.25% Monthly Income Senior Notes, due 2008	New York Stock Exchange

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

At June 30, 2006, the aggregate market value of the Registrant’s shares of common stock, $1.00 par value, held by non-affiliates of the Registrant was $1.9 billion, at the New York Stock Exchange (“NYSE”) closing price of $21.90.

At February 13, 2007, the number of shares of common stock outstanding was 101,005,867, the number of Class D preferred shares outstanding was 5,100,000, the number of Class E preferred shares outstanding was 8,800,000 and the number of Monthly Income Senior Notes, due 2008, outstanding was 4,000,000.

Documents incorporated by reference: Part III, Item 10, 11, 12, 13 and Part IV, Item 14 incorporate by reference certain specific portions of the definitive proxy statement for Realty Income Corporation’s Annual Meeting to be held on May 15, 2007, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this Annual Report.

Forward-Looking Statements

This annual report on Form 10-K, including documents incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this annual report, the words “estimated”, “anticipated”, “expect”, “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

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

•                  Profitability of our subsidiary, Crest Net Lease, Inc. (“Crest”).

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

REALTY INCOME CORPORATION

PART I

Item 1:             Business

THE COMPANY

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT. Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO per share. The monthly distributions are supported by the cash flow from our portfolio of retail properties leased to regional and national retail chains. We have in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. Over the past 38 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term lease agreements (primarily 15- to 20-years).

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. Our portfolio management focus includes:

•                  Contractual rent increases on existing leases;

•                  Rent increases at the termination of existing leases when market conditions permit; and

•                  Active management of our property portfolio, including re-leasing vacant properties and selectively selling properties.

In acquiring additional properties, we adhere to a focused strategy of primarily acquiring properties that are:

•                  Freestanding, single-tenant, retail locations;

•                  Leased to regional and national retail chains; and

•                  Leased under long-term, net-lease agreements.

At December 31, 2006, we owned a diversified portfolio:

•                  Of 1,955 retail properties;

•                  With an occupancy rate of 98.7%, or 1,929 properties occupied of the 1,955 properties in the portfolio;

•                  Leased to 103 different retail chains doing business in 29 separate retail industries;

•                  Located in 48 states;

•                  With over 16.7 million square feet of leasable space; and

•                  With an average leasable retail space per property of 8,600 square feet.

Of the 1,955 properties in the portfolio, 1,948, or 99.6%, are single-tenant, retail properties and the remaining seven are multi-tenant, distribution and office properties. At December 31, 2006, 1,923, or 98.7%, of the 1,948 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 12.9 years.

In addition, at December 31, 2006, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”), had invested $137.5 million in 60 properties, which are classified as held for sale. Crest was created to buy and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

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

•                  Require the tenant to pay minimum monthly rents and property operating expenses (taxes, insurance and maintenance); and

•                  Provide for future rent increases based on increases in the consumer price index, fixed increases, or to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

Realty Income commenced operations as a REIT on August 15, 1994 through the merger of 25 public and private real estate limited partnerships with and into the Company. Each of the partnerships was formed between 1970 and 1989 for the purpose of acquiring and managing long-term, net-leased properties.

The eight senior officers of Realty Income owned 1.3% of our outstanding common stock with a market value of $37.4 million at February 13, 2007. The directors and eight senior officers of Realty Income, as a group, owned 2.5% of our outstanding common stock with a market value of $72.6 million at February 13, 2007.

Realty Income’s common stock is listed on The New York Stock Exchange (“NYSE”) under the ticker symbol “O.” Our central index key number is 726728 and cusip number is 756109-104.

Realty Income’s Class D cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol “OprD” and its cusip number is 756109-609.

Realty Income’s Class E cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol “OprE” and its cusip number is 756109-708.

Realty Income’s 8.25% Monthly Income Senior Notes, due 2008 are listed on the NYSE under the ticker symbol “OUI.”  The cusip number of these notes is 756109-203.

In February 2007, we had 70 permanent employees as compared to February 2006 when we had 69 permanent employees and four temporary employees.

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

RECENT DEVELOPMENTS

Acquisitions during 2006

During 2006, Realty Income and Crest invested $769.9 million, in aggregate, in 378 new properties and properties under development. These 378 properties are located in 30 states and are 100% leased with an initial average lease term of 17.1 years. As described below, Realty Income acquired 322 properties and Crest acquired 56 properties.

Included in the $769.9 million is $656.7 million invested by Realty Income in 322 new properties and properties under development, with an initial weighted average contractual lease rate of 8.6%. These 322 properties are located in 30 states, are 100% leased with an initial average lease term of 16.7 years and will contain over 3.3 million leasable square feet. The 322 new properties acquired by Realty Income are net-leased to 16 different retail chains in the following 11 industries: automotive collision services, automotive tire services, convenience store, drug store, general merchandise, health and fitness, home improvement, motor vehicle dealership, private education, restaurant, and theater. Also included in the $769.9 million is $113.2 million invested by Crest in 56 new retail properties.

At December 31, 2006, Realty Income had invested $15.9 million in four properties that were leased and being developed by the tenant (with development costs funded by Realty Income). Rent on these properties is scheduled to begin at various times during 2007. At December 31, 2006, we had outstanding commitments to pay estimated unfunded development costs totaling approximately $16.4 million.

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

Acquisition of $349 million of Buffets/Ryan’s Restaurants on November 1, 2006

The 2006 acquisition amounts include Realty Income and Crest’s aggregate investment of $349 million to acquire 144 Buffets/Ryan’s restaurant properties. The properties are leased under 20-year, triple-net lease agreements. These properties were acquired subsequent to a merger between Buffets, Inc. and Ryan’s Restaurant Group.

Of the 144 restaurant properties, 116 were acquired by Realty Income and 28 were acquired by Crest. The restaurants have, on average, approximately 10,300 leasable square feet and are situated on an average lot size of approximately 2.86 acres. The properties are existing locations that, on average, have been operating for 11 years.

Investments in Existing Properties

In 2006, we capitalized costs of $964,000 on existing properties in our portfolio, consisting of $761,000 for re-leasing costs and $203,000 for building improvements.

Net Income Available to Common Stockholders

Net income available to common stockholders was $99.4 million in 2006 versus $89.7 million in 2005, an increase of $9.7 million. On a diluted per common share basis, net income was $1.11 per share in 2006 and $1.12 per share in 2005.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during 2006 was $3.0 million as compared to $6.6 million for 2005.

Funds from Operations (FFO)

In 2006, our FFO increased by $26.2 million, or 20.2%, to $155.8 million versus $129.6 million in 2005. On a diluted per common share basis, FFO was $1.73 in 2006 compared to $1.62 for 2005, an increase of $0.11, or 6.8%.

See our discussion of FFO in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report, which includes a reconciliation of net income available to common stockholders to FFO.

Issuances of Common Stock

In October and November 2006, we issued an aggregate of 6.9 million shares of common stock at a price of $26.40 per share. The net proceeds of approximately $173.2 million were used to fund a portion of the purchase price of the Buffets/Ryan’s properties and for other general corporate purposes.

In September 2006, we issued 4.715 million shares of common stock at a price of $24.32 per share. The net proceeds of approximately $109 million from this offering were used to fund new property acquisitions, repay borrowings under our credit facility and for other general corporate purposes.

In March 2006, we issued 5.2 million shares of common stock at a price of $24.39 per share. The net proceeds of approximately $120.5 million were used to fund new property acquisitions and for other general corporate purposes.

Issuance of Preferred Stock

In December 2006, we issued 8.8 million shares of 6-3/4% Monthly Income Class E cumulative redeemable preferred stock, with a liquidation value of $25 per share. The net proceeds of $214 million from this issuance were used to repay borrowings under our credit facility and for other general corporate purposes. Beginning December 7, 2011, the Class E preferred shares are redeemable at our option for $25 per share. Dividends of $0.140625 per share are paid monthly in arrears on the Class E preferred stock.

Credit Ratings Upgrades

In February 2006, Moody’s Investors Service, Inc. affirmed our senior unsecured debt rating of Baa2 and our preferred stock rating of Baa3 and raised the outlook to “positive” from “stable.”

In December 2006, Standard & Poor’s Ratings Group affirmed our senior unsecured debt rating of BBB and our preferred stock rating of BBB- and raised the outlook to “positive” from “stable.”

Redemption of 2007 Notes

In September 2006, we redeemed all of our outstanding $110 million, 7-3/4%, unsecured notes due May 2007 (the “2007 Notes”). The 2007 Notes were redeemed at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest of $3.2 million and a make-whole payment of $1.6 million. We recorded a loss on extinguishment of debt totaling $1.6 million related to the make-whole payment associated with the 2007 Notes. For 2006, the make-whole payment represented approximately $0.017 per share.

Issuance of 10-Year Senior Unsecured Notes

In September 2006, we issued $275 million in aggregate principal amount of 5.95% senior unsecured notes due 2016 (the “2016 Notes”). The price to the investor for the 2016 Notes was 99.74% of the principal amount for an effective yield of 5.985%. The net proceeds of approximately $271.9 million from this offering were used to redeem the 2007 Notes and for other general corporate purposes. Interest on the 2016 Notes is paid semiannually.

Crest Property Sales

During 2006, Crest sold 13 properties from its inventory for an aggregate of $22.4 million, which resulted in a gain of $2.2 million. Crest’s gains are included in “income from discontinued operations, real estate acquired for resale by Crest.”

Crest Property Inventory

Crest’s property inventory at December 31, 2006 and December 31, 2005 totaled $137.5 million and $45.7 million, respectively, and is included in “real estate held for sale, net”, on our consolidated balance sheets.

Increases in Monthly Distributions to Common Stockholders

We continue our 37-year policy of paying distributions monthly to our common stockholders. Monthly distributions per share were increased in April 2006 by $0.000625 to $0.116875, in July 2006 by $0.000625 to $0.1175, in September 2006 by $0.00775 to $0.12525, in October 2006 by $0.000625 to $0.125875 and in January 2007 by $0.000625 to $0.1265. The increase in January 2007 was our 37th consecutive quarterly increase and the 42nd increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In 2006, we paid the following monthly cash distributions per share: three in the amount of $0.11625, three in the amount of $0.116875, two in the amount of $0.1175, one in the amount of $0.12525 and three in the amount of $0.125875, totaling $1.43725. In December 2006, January 2007 and February 2007, we declared distributions of $0.1265 per share, which were paid on January 16, 2007 and February 15, 2007 and will be paid on March 15, 2007, respectively.

The monthly distribution of $0.1265 per share represents a current annualized distribution of $1.518 per share, and an annualized distribution yield of approximately 5.2% based on the last reported sale price of our common stock on the NYSE of $29.09 on February 13, 2007. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be in any future period.

DISTRIBUTION POLICY

Distributions are paid monthly to our common stockholders and Class D and Class E preferred stockholders if, and when declared by our Board of Directors.

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains) and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains). In 2006, our cash distributions totaled $139.1 million, or approximately 113.3% of our estimated REIT taxable income of $122.8 million. Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization. We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Our 2006 cash distributions to common stockholders totaled $129.7 million, representing 83.2% of our funds from operations available to common stockholders of $155.8 million.

The Class D preferred stockholders receive cumulative distributions at a rate of 7.375% per annum on the $25 per share liquidation preference (equivalent to $1.84375 per annum per share). The Class E preferred stockholders receive cumulative distributions at a rate of 6.75% per annum on the $25 per share liquidation preference (equivalent to $1.6875 per annum per share).

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

Distributions of our current and accumulated earnings and profits for federal income tax purposes, generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend or that such amounts constitute “qualified dividend income” subject to a reduced tax rate. The maximum tax rate of non-corporate taxpayers for “qualified dividend income” has generally been reduced to 15% (for taxable years beginning after December 31, 2002). In general, dividends payable by REITs are not eligible for the reduced tax rate on corporate dividends, except to the extent the REIT’s dividends are attributable to dividends received from taxable corporations (such as our taxable REIT subsidiary, Crest), to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year) or, as discussed above, dividends properly designated by us as “capital gain dividends.” Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction in the stockholders’ basis in the stock. Distributions above that basis, generally, will be taxable as a capital gain. Approximately 9.9% of the distributions to our common stockholders, made or deemed to have been made in 2006, were classified as a return of capital for federal income tax purposes. We are unable to predict the portion of future distributions that may be classified as a return of capital.

BUSINESS PHILOSOPHY AND STRATEGY

Investment Philosophy

We believe that owning an actively managed, diversified portfolio of retail properties under long-term, net leases produces consistent and predictable income. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases based on increases in the consumer price index, fixed increases or, to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term leases, coupled with the tenant’s responsibility for property expenses, generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

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

We also focus on, and have selectively made investments in, properties of upper market retail chains. We believe upper market retail chains can be attractive for investment because:

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

Historically, our investment focus has been on retail industries that have a service component because we believe the lease revenue from these types of businesses is more stable. Because of this investment focus, for the quarter ended December 31, 2006, approximately 80.9% of our rental revenue was derived from retailers with a service component in their business. Furthermore, we believe these service-oriented businesses would be difficult to duplicate over the Internet and that our properties continue to perform well relative to competition from Internet businesses.

Credit Strategy

We generally provide sale-leaseback financing to less than investment grade retail chains. We typically acquire and lease back properties to regional and national retail chains and believe that within this market we can achieve an attractive risk-adjusted return on the financing we provide to retailers. Since 1970, our overall weighted average occupancy rate at the end of each year has been 98.6%, and the occupancy rate at the end of each year has never been below 97.5%.

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

Portfolio Management Strategy

The active management of the property portfolio is an essential component of our long-term strategy. We continually monitor our portfolio for any changes that could affect the performance of the industries, tenants and locations in which we have invested. The portfolio is regularly analyzed with a view toward optimizing its returns and enhancing its credit quality. Our executives review industry research, tenant research, property due diligence and significant portfolio management activities. This monitoring typically includes regular review and analysis of:

•                  The performance of various retail industries; and

•                  The operation, management, business planning and financial condition of the tenants.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sales proceeds will generate higher returns, enhance the credit quality of our real estate portfolio, or extend our average remaining lease term. At December 31, 2006, we classified real estate with a carrying amount of $138 million as held for sale, which includes $137.5 million in properties owned by Crest. Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Universal Shelf Registration

In April 2006, we filed a shelf registration statement with the SEC, which is effective for a term of three years. In accordance with the SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed. The securities covered by this registration statement include common stock, preferred stock, debt securities, or any combination of such securities. Realty Income may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. As such, there is no specific limit to the dollar amount of new securities that can be issued under this new shelf registration before it expires in April 2009. The common stock issued in September 2006, October 2006 and November 2006, the 2016 Notes issued in September 2006 and the Class E preferred stock issued in December 2006 were issued pursuant to our universal shelf registration statement.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At February 13, 2007, our total outstanding credit facility borrowings and outstanding notes were $920 million or approximately 21.9% of our total market capitalization of $4.21 billion. We calculate our total market capitalization at February 13, 2007 as the sum of:

•                  Shares of our common stock outstanding of 101,000,536 multiplied by the last reported sales price of our common stock on the NYSE of $29.09 per share, or $2.94 billion;

•                  Aggregate liquidation value of the Class D preferred stock of $127.5 million;

•                  Aggregate liquidation value of the Class E preferred stock of $220 million; and

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

We have a $300 million revolving, unsecured credit facility that expires in October 2008. Realty Income’s current investment grade credit ratings provide for financing under the credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 65 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 80 basis points over LIBOR. At February 13, 2007, we had borrowing capacity of $300 million available on our credit facility and no outstanding balance.

The credit facility is expected to be used to acquire additional retail properties and for other corporate purposes. Any additional borrowings will increase our exposure to interest rate risk. We have the right to request an increase in the borrowing capacity of the credit facility by up to $100 million, to a total borrowing capacity of $400 million. Any increase in the borrowing capacity is subject to approval by the lending banks of our credit facility.

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

We are currently assigned investment grade corporate credit ratings, on our senior unsecured notes, from Fitch Ratings, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group. Currently, Fitch Ratings has assigned a rating of BBB+, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BBB to our senior notes. Moody’s and Standard & Poor’s ratings have “positive” outlooks and Fitch has a “stable” outlook.

We have also been assigned investment grade credit ratings from the same rating agencies on our preferred stock. Fitch Ratings has assigned a rating of BBB, Moody’s has assigned a rating of Baa3 and Standard & Poor’s has assigned a rating of BBB- to our preferred stock. Moody’s and Standard & Poor’s ratings have “positive” outlooks and Fitch has a “stable” outlook.

The credit ratings assigned to us could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies and we cannot assure you that any such rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, a rating is not a recommendation to buy, sell or hold our debt securities, preferred stock or common stock.

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

•                  Diversification:  Diversification of the portfolio by retail industry type, tenant, and geographic location is key to our objective of providing predictable investment results for our stockholders, therefore further diversification of our portfolio is a continuing objective. At December 31, 2006, our retail property portfolio consisted of 1,955 properties located in 48 states, leased to 103 retail chains doing business in 29 industry segments. Each of the 29 industry segments, represented in our property portfolio, individually accounted for no more than 17.8% of our rental revenue for the quarter ended December 31, 2006.

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

PROPERTIES

At December 31, 2006, we owned a diversified portfolio:

•                  Of 1,955 retail properties;

•                  With an occupancy rate of 98.7%, or 1,929 properties occupied of the 1,955 properties in the portfolio;

•                  Leased to 103 different retail chains doing business in 29 separate retail industries;

•                  Located in 48 states;

•                  With over 16.7 million square feet of leasable space; and

•                  With an average leasable retail space per property of approximately 8,600 square feet.

In addition to our real estate portfolio at December 31, 2006, our subsidiary, Crest had invested $137.5 million in 60 properties located in 15 states. These properties are classified as held for sale.

At December 31, 2006, 1,923, or 98.4%, of our 1,955 retail properties were leased under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases based on increases in the consumer price index, fixed increases or, to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

Industry Diversification

The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue (1)
	For the Quarter Ended	For the Years Ended
Industries	Dec. 31, 2006	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003	Dec 31, 2002	Dec 31, 2001
Apparel stores	2.3%	1.7%	1.6%	1.8%	2.1%	2.3%	2.4%
Automotive collision services	1.2	1.3	1.3	1.0	0.3	—	—
Automotive parts	2.7	2.8	3.4	3.8	4.5	4.9	5.7
Automotive service	5.4	6.9	7.6	7.7	8.3	7.0	5.7
Automotive tire services	6.2	6.1	7.2	7.8	3.1	2.7	2.6
Book stores	0.2	0.2	0.3	0.3	0.4	0.4	0.4
Business services	*	0.1	0.1	0.1	0.1	0.1	0.1
Child care	8.9	10.3	12.7	14.4	17.8	20.8	23.9
Consumer electronics	1.0	1.1	1.3	2.1	3.0	3.3	4.0
Convenience stores	14.1	16.1	18.7	19.2	13.3	9.1	8.4
Crafts and novelties	0.3	0.4	0.4	0.5	0.6	0.4	0.4
Drug stores	2.8	2.9	2.8	0.1	0.2	0.2	0.2
Entertainment	1.4	1.6	2.1	2.3	2.6	2.3	1.8
Equipment rental services	0.2	0.2	0.4	0.3	0.2	—	—
Financial services	0.1	0.1	0.1	0.1	—	—	—
General merchandise	0.8	0.6	0.5	0.4	0.5	0.5	0.6
Grocery stores	0.8	0.7	0.7	0.8	0.4	0.5	0.6
Health and fitness	4.1	4.3	3.7	4.0	3.8	3.8	3.6
Home furnishings	2.8	3.1	3.7	4.1	4.9	5.4	6.0
Home improvement	4.2	3.4	1.1	1.0	1.1	1.2	1.3
Motor vehicle dealerships	3.4	3.4	2.6	0.6	—	—	—
Office supplies	1.2	1.3	1.5	1.6	1.9	2.1	2.2
Pet supplies and services	0.9	1.1	1.3	1.4	1.7	1.7	1.6
Private education	0.8	0.8	0.8	1.1	1.2	1.3	1.5
Restaurants	17.8	11.9	9.4	9.7	11.8	13.5	12.2
Shoe stores	—	—	0.3	0.3	0.9	0.8	0.7
Sporting goods	2.6	2.9	3.4	3.4	3.8	4.1	0.9
Theaters	9.4	9.6	5.2	3.5	4.1	3.9	4.3
Travel plazas	0.3	0.3	0.3	0.4	0.3	—	—
Video rental	1.8	2.1	2.5	2.8	3.3	3.3	3.7
Other	2.3	2.7	3.0	3.4	3.8	4.4	5.2
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

* Less than 0.1%

(1)          Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified to discontinued operations.

Service Category Diversification

The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at December 31, 2006, classified according to the retail business types and the level of services they provide (dollars in thousands):

		Rental Revenue
		for the Quarter	Percentage of
	Number of	Ended	Rental
Industry	Properties	Dec. 31, 2006 (1)	Revenue
Tenants Providing Services
Automotive collision services	13	$825	1.2%
Automotive service	219	3,689	5.4
Child care	268	6,063	8.9
Entertainment	8	970	1.4
Equipment rental services	2	150	0.2
Financial services	4	84	0.1
Health and fitness	16	2,760	4.1
Private education	6	574	0.8
Theaters	31	6,409	9.4
Other	10	1,531	2.3
	577	23,055	33.8
Tenants Selling Goods and Services
Automotive parts (with installation)	30	583	0.9
Automotive tire services	149	4,229	6.2
Business services	1	32	*
Convenience stores	393	9,611	14.1
Home improvement	1	1,154	1.7
Motor vehicle dealerships	21	2,348	3.4
Pet supplies and services	9	595	0.9
Restaurants	471	12,158	17.8
Travel plazas	1	170	0.3
Video rental	34	1,235	1.8
	1,110	32,115	47.1
Tenants Selling Goods
Apparel stores	6	1,567	2.3
Automotive parts	73	1,214	1.8
Book stores	2	159	0.2
Consumer electronics	21	678	1.0
Crafts and novelties	4	212	0.3
Drug stores	34	1,943	2.8
General merchandise	25	518	0.8
Grocery stores	7	557	0.8
Home furnishings	40	1,905	2.8
Home improvement	31	1,684	2.5
Office supplies	10	788	1.2
Pet supplies	2	37	*
Sporting goods	13	1,769	2.6
	268	13,031	19.1
Totals	1,955	$68,201	100.0%

* Less than 0.1%

(1)          Includes rental revenue for all properties owned by Realty Income at December 31, 2006, including revenue from properties reclassified to discontinued operations of $8.

Lease Expirations

The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) regarding the timing of the initial lease term expirations (excluding extension options) on our 1,923 net leased, single-tenant retail properties as of December 31, 2006 (dollars in thousands):

	Total Portfolio			Initial Expirations (3)			Subsequent Expirations (4)
Year	Total Number of Leases Expiring (1)	Rental Revenue for the Quarter Ended 12/31/06 (2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 12/31/06	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 12/31/06	% of Total Rental Revenue
2007	139	$2,624	4.0%	92	$1,795	2.7%	47	$829	1.3%
2008	117	2,568	3.9	63	1,551	2.4	54	1,017	1.5
2009	107	2,330	3.5	33	789	1.2	74	1,541	2.3
2010	74	2,680	4.1	36	2,011	3.1	38	669	1.0
2011	81	3,175	4.8	46	1,672	2.5	35	1,503	2.3
2012	47	1,407	2.1	43	1,354	2.0	4	53	0.1
2013	75	3,411	5.1	67	3,196	4.8	8	215	0.3
2014	48	1,996	3.0	36	1,755	2.6	12	241	0.4
2015	90	1,968	3.0	65	1,409	2.2	25	559	0.8
2016	112	1,823	2.8	111	1,796	2.7	1	27	0.1
2017	23	1,638	2.5	19	1,570	2.4	4	68	0.1
2018	23	1,068	1.6	23	1,068	1.6	—	—	—
2019	94	4,651	7.0	93	4,457	6.7	1	194	0.3
2020	82	3,200	4.8	80	3,167	4.8	2	33	*
2021	145	5,977	9.0	144	5,240	7.9	1	737	1.1
2022	97	2,597	3.9	95	2,597	3.9	2	—	—
2023	233	6,453	9.7	232	6,427	9.7	1	26	*
2024	59	1,851	2.8	59	1,851	2.8	—	—	—
2025	68	6,317	9.5	64	6,254	9.4	4	63	0.1
2026	182	6,810	10.3	180	6,771	10.2	2	39	0.1
2027	12	440	0.7	12	440	0.7	—	—	—
2028	5	95	0.1	5	95	0.1	—	—	—
2030	2	240	0.4	2	240	0.4	—	—	—
2033	3	357	0.5	3	357	0.5	—	—	—
2034	2	230	0.4	2	230	0.4	—	—	—
2037	2	325	0.5	2	325	0.5	—	—	—
2043	1	13	*	—	—	—	1	13	*

Totals	1,923	$66,244	100.0%	1,607	$58,417	88.2%	316	$7,827	11.8%

*Less than 0.1%

(1)          Excludes six multi-tenant properties and 26 vacant unleased properties, one of which is a multi-tenant property. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)          Includes rental revenue of $8 from properties reclassified to discontinued operations and excludes revenue of $1,957 from six multi-tenant properties and from 26 vacant unleased properties at December 31, 2006.

(3)          Represents leases to the initial tenant of the property that are expiring for the first time.

(4)          Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of December 31, 2006 (dollars in thousands):

				Rental Revenue
			Approximate	For the Quarter	Percentage of
	Number of	Percent	Leasable	Ended Dec 31,	Rental
State	Properties	Leased	Square Feet	2006 (1)	Revenue
Alabama	61	98%	422,900	$1,255	1.8%
Alaska	2	100	128,500	271	0.4
Arizona	71	100	344,500	1,989	2.9
Arkansas	15	100	94,500	1,041	1.5
California	61	98	1,101,900	3,929	5.8
Colorado	47	96	418,200	1,776	2.6
Connecticut	16	100	245,600	1,019	1.5
Delaware	15	100	27,700	316	0.5
Florida	151	99	1,374,600	5,509	8.1
Georgia	127	99	910,700	3,430	5.0
Idaho	14	100	91,900	369	0.5
Illinois	62	100	769,200	3,501	5.1
Indiana	46	96	471,500	1,878	2.8
Iowa	19	100	138,600	391	0.6
Kansas	29	90	562,200	947	1.4
Kentucky	22	95	111,500	600	0.9
Louisiana	32	100	186,600	757	1.1
Maryland	25	100	230,000	1,197	1.8
Massachusetts	37	100	203,100	999	1.5
Michigan	20	100	158,300	573	0.8
Minnesota	21	100	359,200	1,278	1.9
Mississippi	70	96	353,800	1,317	1.9
Missouri	61	98	634,800	1,919	2.8
Montana	2	100	30,000	77	0.1
Nebraska	17	100	190,100	608	0.9
Nevada	15	100	191,000	849	1.3
New Hampshire	10	100	95,400	383	0.6
New Jersey	25	100	194,500	1,440	2.1
New Mexico	7	100	53,300	159	0.2
New York	28	96	419,400	2,022	3.0
North Carolina	60	100	433,000	1,874	2.8
North Dakota	5	100	31,900	68	0.1
Ohio	109	100	704,900	2,671	3.9
Oklahoma	24	100	133,300	552	0.8
Oregon	19	100	294,800	842	1.2
Pennsylvania	84	100	521,500	2,449	3.6
Rhode Island	1	100	3,500	29	*
South Carolina	59	100	250,700	1,531	2.3
South Dakota	7	100	18,300	76	0.1
Tennessee	126	100	607,800	2,816	4.1
Texas	202	98	2,274,700	9,480	13.9
Utah	6	83	35,100	96	0.1
Vermont	1	100	2,500	22	*
Virginia	67	100	485,900	2,497	3.7
Washington	37	100	243,900	751	1.1
West Virginia	2	50	23,200	30	*
Wisconsin	17	94	157,400	600	0.9
Wyoming	1	100	4,200	18	*
Totals/Average	1,955	99%	16,740,100	$68,201	100.0%

* Less than 0.1%

(1)          Includes rental revenue for all properties owned by Realty Income at December 31, 2006, including revenue from properties reclassified to discontinued operations of $8.

Description of Leasing Structure

At December 31, 2006, 1,923 single tenant and certain other retail properties or 98.4% of our 1,955 properties were net leased. In most cases, the leases:

•                  Are for initial terms of 15 to 20 years;

•                  Require the tenants to pay minimum monthly rents and property operating expenses (taxes, insurance and maintenance); and

•                  Provide for future rent increases based on increases in the consumer price index, fixed increases, or to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level. Where leases provide for rent increases based on increases in the consumer price index, generally these increases become part of the new permanent base rent. Where leases provide for percentage rent, this additional rent is typically payable only if the tenants’ gross sales, for a given period (usually one year), exceed a specified level and is then typically calculated as a percentage of only the amount of gross sales in excess of that level.

Matters Pertaining to Certain Properties and Tenants

Of the 26 properties available for lease or sale at December 31, 2006, all are single-tenant properties except one. At December 31, 2006, 16 of our properties under lease were unoccupied and available for sublease by the tenants, all of which were current with their rent and other obligations. During 2006, each of our tenants accounted for less than 10% of our rental revenue.

Certain Properties Under Development

Of the 322 properties Realty Income acquired in 2006, all were occupied at December 31, 2006, except for four properties that were leased and being developed. In the case of development properties, we either enter into an agreement with a retail chain where the retailer retains a contractor to construct the building and we fund the costs of that development, or we fund a developer who constructs the building. In either case, there is an executed lease with a retail tenant at the time of the land purchase (with a fixed rent commencement date) and there is a requirement to complete the construction in a timely basis and within a specific budget, typically within eight months after we purchase the land. The tenant or developer generally is required to pay construction cost overruns to the extent that they exceed the construction budget by more than a predetermined amount. We also enter into a lease with the tenant at the time we purchase the land, which generally requires the tenant to begin paying base rent when the store opens for business. The base rent is calculated by multiplying a predetermined capitalization rate by our total investment in the property including the land cost for the property, construction costs and capitalized interest. In 2006, Realty Income acquired 15 development properties. Crest did not acquire any development property in 2006. Both Realty Income and Crest will continue to pursue development opportunities under similar arrangements in the future.

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

The presence of hazardous substances on a property may adversely affect our ability to sell that property and we may incur substantial remediation costs. Although our leases generally require our tenants to operate in compliance with all applicable federal, state and local environmental laws, ordinances and regulations, and to indemnify us against any environmental liabilities arising from the tenants’ activities on the property, we could nevertheless be subject to strict liability by virtue of our ownership interest. There also can be no assurance that our tenants could or would satisfy their indemnification obligations under their leases. The discovery of environmental liabilities attached to our properties could have an adverse effect on our results of operations, our financial condition or our ability to make distributions to stockholders and to pay the principal of and interest on our debt securities and other indebtedness.

In addition, several of our properties were built during the period when asbestos was commonly used in building construction and other buildings with asbestos may be acquired by the Company in the future. Environmental laws govern the presence, maintenance and removal of asbestos-containing materials, or ACMs, and require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they adequately inform or train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement in the event that asbestos is disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

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

Insurance and Indemnity. In June 2005, we entered into a seven-year environmental insurance policy on our property portfolio which replaced the previous five-year environmental insurance policy.  The limits on our current policy are $10 million per occurrence, and $50 million in the aggregate, subject to a $40,000 self insurance retention, per occurrence, for properties with underground storage tanks and a $100,000 self insurance retention, per occurrence, for all other properties.  It is possible that our insurance could be insufficient to address any particular environmental situation and that, in the future, we could be unable to obtain insurance for environmental matters at a reasonable cost, or at all.

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

Even if we qualify for and maintain our REIT status, we may be subject to certain federal, state and local taxes on our income and property. For example, if we have net income from a prohibited transaction, that income will be subject to a 100% tax. Our subsidiary Crest is subject to federal and state taxes at the applicable tax rates on its income and property.

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

We are subject to risks associated with debt and capital stock financing.

We intend to incur additional indebtedness in the future, including borrowings under our $300 million acquisition credit facility. At February 13, 2007, we had no borrowings outstanding under our $300 million acquisition credit facility and a total of $920 million aggregate principal amount of outstanding unsecured senior debt securities. To the extent that new indebtedness is added to our current debt levels, the related risks that we now face would increase. As a result, we are and will be subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to meet required payments on our debt. We also face variable interest rate risk as the interest rate on our $300 million credit facility is variable and could therefore increase over time. We also face the risk that we may be unable to refinance or repay our debt as it comes due. In addition, our $300 million credit facility contains financial covenants that could limit the amount of distributions payable by us on our common stock and preferred stock in the event of deterioration in our results of operations or financial condition, and our $300 million credit facility provides that, in the event of a failure to pay principal of or interest on borrowings there under when due (subject to any applicable grace period), we and our subsidiaries may not pay any dividends on our capital stock, including our outstanding common and preferred stock. If this were to occur, it would likely have an adverse effect on the market price of our outstanding common and preferred stock and on the value of our debt securities.

Our indebtedness could also have other important consequences to holders of our common and preferred stock, including:

•                  Increasing our vulnerability to general adverse economic and industry conditions;

•                  Limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

•                  Requiring the use of a substantial portion of our cash flow from operations for the payment of principal, and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements;

•                  Limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and

•                  Putting us at a disadvantage compared to our competitors with less indebtedness.

Our business operations may not generate the cash needed to make distributions on our capital stock or to service our indebtedness.

Our ability to make distributions on our common stock and preferred stock and payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock and preferred stock, to pay our indebtedness or to fund our other liquidity needs.

The market value of our capital stock and debt securities could be substantially affected by various factors.

The market value of our capital stock and debt securities will depend on many factors, which may change from time to time, including:

•                  Prevailing interest rates, increases in which may have an adverse effect on the market value of our capital stock and our debt securities;

•                  The market for similar securities issued by REITs;

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

Matters pertaining to certain properties and tenants.

Twenty-six of our properties were available for lease or sale at December 31, 2006, of which all but one were single-tenant properties. As of February 13, 2007, transactions to lease or sell four of the 26 properties available for lease at December 31, 2006 were underway or completed. At December 31, 2006, 16 of our properties under lease were unoccupied and available for sublease by the tenants, all of which were current with their rent and other obligations.

For 2006, our tenants in the convenience store, restaurant and child care industries accounted for approximately 16.1%, 11.9% and 10.3%, respectively, of our rental revenue. A downturn in any of these industries, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in these industries, which in turn could have a material adverse affect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock and preferred stock. Individually, each of the other industries in our property portfolio accounted for less than 10% of our rental revenue for 2006.

In addition, a substantial number of our properties are leased to middle-market retail chains that generally have more limited financial and other resources than certain upper-market retail chains, and therefore they are more likely to be adversely affected by a downturn in their respective businesses or in the regional or national economy.

We depend on key personnel.

We depend on the efforts of our executive officers and key employees. The loss of the services of our executive officers and key employees could have a material adverse effect on our results of operations or financial condition and on our ability to pay the principal and interest on our debt securities and other indebtedness and to make distributions to our stockholders. It is possible that we will not be able to recruit additional personnel with equivalent experience in the retail, net-lease industry.

Terrorist attacks and other acts of violence or war may affect the value of our debt and equity securities, the markets in which we operate and our results of operations.

Terrorist attacks may negatively affect our operations and your investment. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks, or armed conflicts, may directly impact our physical facilities or the businesses of our tenants.

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

There are no unresolved staff comments.

Item 2:             Properties

Information pertaining to our properties can be found under Item 1.

Item 3:             Legal Proceedings

We are subject to certain claims and lawsuits in the ordinary course of business, the outcome of which cannot be determined at this time. In the opinion of management, any liability we might incur upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on our consolidated financial position or results of operations.

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

	Price Per Share
	of Common Stock		Distributions
	High	Low	Declared(1)
2006
First quarter	$24.93	$21.57	$0.349375
Second quarter	24.06	21.25	0.351250
Third quarter	25.10	21.65	0.368625
Fourth quarter	28.43	24.40	0.378250

Total			$1.447500

2005
First quarter	$25.61	$22.00	$0.330625
Second quarter	25.69	22.50	0.332500
Third quarter	25.65	22.00	0.341875
Fourth quarter	23.97	21.08	0.347500

Total			$1.352500

(1) Common stock cash distributions currently are declared monthly by us based on financial results for the prior months. At December 31, 2006, a distribution of $0.1265 per common share had been declared and was paid in January 2007.

There were 9,737 registered holders of record of our common stock as of January 31, 2007. We estimate that our total number of shareholders is approximately 78,000 when we include both registered and beneficial holders of our common stock.

Item 6:             Selected Financial Data

                         (not covered by Report of Independent Registered Public Accounting Firm)

As of or for the years ended December 31, (dollars in thousands, except for per share data)	2006	2005	2004	2003	2002
Total assets (book value)	$2,546,508	$1,920,988	$1,442,315	$1,360,257	$1,080,230
Cash and cash equivalents	10,573	65,704	2,141	4,837	8,921
Lines of credit and notes payable	920,000	891,700	503,600	506,400	339,700
Total liabilities	970,516	931,774	528,580	532,491	357,775
Total stockholders’ equity	1,575,992	989,214	913,735	827,766	722,455
Net cash provided by operating activities	86,945	109,557	178,337	73,957	124,807
Net change in cash and cash equivalents	(55,131)	63,563	(2,696)	(4,084)	6,454
Total revenue	240,100	196,020	173,062	142,656	127,337
Income from continuing operations	106,065	88,749	81,642	70,947	63,800
Income from discontinued operations	4,716	10,370	21,755	15,488	14,867
Net income	110,781	99,119	103,397	86,435	78,667
Preferred stock cash dividends	(11,362)	(9,403)	(9,455)	(9,713)	(9,713)
Excess of redemption value over carrying value of preferred shares redeemed	—	—	(3,774)	—	—
Net income available to common stockholders	99,419	89,716	90,168	76,722	68,954
Cash distributions paid to common stockholders	129,667	108,575	97,420	83,842	78,042
Ratio of earnings to fixed charges (1)	2.9 times	3.2 times	3.9 times	4.1 times	4.3 times
Ratio of earnings to combined fixed charges and preferred stock cash dividends (1)	2.4 times	2.6 times	3.1 times	3.0 times	3.0 times
Basic net income per common share	1.11	1.12	1.15	1.08	1.02
Diluted net income per common share	1.11	1.12	1.15	1.08	1.01
Cash distributions paid per common share	1.43725	1.34625	1.24125	1.18125	1.15125
Cash distributions declared per common share	1.44750	1.35250	1.25125	1.18375	1.15375
Basic weighted average number of common shares outstanding	89,766,714	79,950,255	78,518,296	71,128,282	67,867,498
Diluted weighted average number of common shares outstanding	89,917,554	80,208,593	78,598,788	71,222,628	67,976,314

(1)

Ratio of Earnings to Fixed Charges is calculated by dividing earnings by fixed charges. For this purpose, earnings consist of net income before interest expense, including the amortization of debt issuance costs and interest classified to discontinued operations. Fixed charges are comprised of interest costs (including capitalized interest), the amortization of debt issuance costs and interest classified to discontinued operations. In computing the ratio of earnings to combined fixed charges and preferred stock cash dividends, preferred stock cash dividends consist of dividends on our Class B preferred stock, Class C preferred stock and our outstanding Class D and Class E preferred stock. We redeemed our Class B preferred stock in June 2004 and our Class C preferred stock in July 2004. We issued 4,000,000 shares of our 7-3/8% Class D preferred stock in May 2004, 1,100,000 shares of our 7-3/8% Class D preferred stock in October 2004, and 8,800,000 shares of our 6.75% Class E preferred stock in December 2006.

Item 7:             Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT. Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO per share. The monthly distributions are supported by the cash flow from our portfolio of retail properties leased to regional and national retail chains. We have in-house acquisition, leasing, legal, retail research, real estate research, portfolio management and capital markets expertise. Over the past 38 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term lease agreements (primarily 15- to 20-years).

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. At December 31, 2006, we owned a diversified portfolio:

•                  Of 1,955 retail properties;

•                  With an occupancy rate of 98.7%, or 1,929 properties occupied of the 1,955 properties in the portfolio;

•                  Leased to 103 different retail chains doing business in 29 separate retail industries;

•                  Located in 48 states;

•                  With over 16.7 million square feet of leasable space; and

•                  With an average leasable retail space per property of approximately 8,600 square feet.

Of the 1,955 properties in the portfolio, 1,948, or 99.6%, are single-tenant, retail properties and the remaining seven are multi-tenant, distribution and office properties. At December 31, 2006, 1,923, or 98.7%, of the 1,948 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 12.9 years.

In addition, at December 31, 2006, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”), had invested $137.5 million in 60 properties, which are classified as held for sale. Crest was created to buy and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves

Realty Income is organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At December 31, 2006, we had cash and cash equivalents totaling $10.6 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facility.

$300 Million Acquisition Credit Facility

We have a $300 million revolving, unsecured credit facility that expires in October 2008. Realty Income’s current investment grade credit ratings provide for financing under the credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 65 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 80 basis points over LIBOR. At February 13, 2007, we had borrowing capacity of $300 million available on our credit facility and no outstanding balance.

The credit facility is expected to be used to acquire additional retail properties and for other corporate purposes. Any additional borrowings will increase our exposure to interest rate risk. We have the right to request an increase in the borrowing capacity of the credit facility by up to $100 million, to a total borrowing capacity of $400 million. Any increase in the borrowing capacity is subject to approval by the lending banks of our credit facility.

Mortgage Debt

We have no mortgage debt on any of our properties.

Universal Shelf Registration

In April 2006, we filed a shelf registration statement with the SEC, which is effective for a term of three years. In accordance with the SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed. The securities covered by this registration statement include common stock, preferred stock, debt securities, or any combination of such securities. Realty Income may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering. As such, there is no specific limit to the dollar amount of new securities that can be issued under this new shelf registration before it expires in April 2009.

The common stock issued in September 2006, October 2006 and November 2006, the 2016 Notes issued in September 2006 and the Class E preferred stock issued in December 2006 were issued pursuant to our universal shelf registration statement.

Issuances of Common Stock

In October and November 2006, we issued an aggregate of 6.9 million shares of common stock at a price of $26.40 per share. The net proceeds of approximately $173.2 million were used to fund a portion of the purchase price of the Buffets/Ryan’s properties and for other general corporate purposes.

In September 2006, we issued 4.715 million shares of common stock at a price of $24.32 per share. The net proceeds of approximately $109 million from this offering were used to fund new property acquisitions, repay borrowings under our credit facility and for other general corporate purposes.

In March 2006, we issued 5.2 million shares of common stock at a price of $24.39 per share. The net proceeds of approximately $120.5 million were used to fund new property acquisitions and for other general corporate purposes.

Issuance of Preferred Stock

In December 2006, we issued 8.8 million shares of 6-3/4% Class E cumulative redeemable preferred stock, with a liquidation value of $25 per share. The net proceeds of $214 million from this issuance were used to repay borrowings under our credit facility and for other general corporate purposes.

Redemption of 2007 Notes

In September 2006, we redeemed all of our outstanding $110 million, 7-3/4%, unsecured notes due May 2007 (the “2007 Notes”). The 2007 Notes were redeemed at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest of $3.2 million and a make-whole payment of $1.6 million. We recorded a loss on extinguishment of debt totaling $1.6 million related to the make-whole payment associated with the 2007 Notes. For 2006, the make-whole payment represented approximately $0.017 per share.

Issuance of 10-Year Senior Unsecured Notes

In September 2006, we issued $275 million in aggregate principal amount of 5.95% senior unsecured notes due 2016 (the “2016 Notes”). The price to the investor for the 2016 Notes was 99.74% of the principal amount for an effective yield of 5.985%. The net proceeds of approximately $271.9 million from this offering were used to redeem the 2007 Notes and for other general corporate purposes. Interest on the 2016 Notes is paid semiannually.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At February 13, 2007, our total outstanding credit facility borrowings and outstanding notes were $920 million or approximately 21.9% of our total market capitalization of $4.21 billion. We define our total market capitalization at February 13, 2007 as the sum of:

•                  Shares of our common stock outstanding of 101,000,536 multiplied by the last reported sales price of our common stock on the NYSE of $29.09 per share, or $2.94 billion;

•                  Aggregate liquidation value of the Class D preferred stock of $127.5 million;

•                  Aggregate liquidation value of the Class E preferred stock of $220 million; and

•                  Outstanding notes of $920 million.

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that the majority of our future securities issuances should be in the form of common stock; however, we may issue additional preferred stock or debt securities from time to time. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at terms that are acceptable to us.

Credit Agency Ratings

We are currently assigned investment grade corporate credit ratings on our senior unsecured notes from Fitch Ratings, Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Group. Currently, Fitch Ratings has assigned a rating of BBB+, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BBB to our senior notes. Moody’s and Standard & Poor’s ratings have “positive” outlooks and Fitch has a “stable” outlook.

We have also been assigned investment grade credit ratings from the same rating agencies on our preferred stock. Fitch Ratings has assigned a rating of BBB, Moody’s has assigned a rating of Baa3 and Standard & Poor’s has assigned a rating of BBB- to our preferred stock. Moody’s and Standard & Poor’s ratings have “positive” outlooks and Fitch has a “stable” outlook.

The credit ratings assigned to us could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies and we cannot assure you that any such rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, a rating is not a recommendation to buy, sell or hold our debt securities, preferred stock or common stock.

Notes Outstanding

Senior note obligations consist of the following (dollars in thousands), sorted by maturity date:

At December 31,
2006
8-1/4% senior notes, issued in October 1998 and due in 2008	$100,000
8% senior unsecured notes, issued in January 1999 and due in 2009	20,000
5-3/8% senior unsecured notes, issued in March 2003 and due in 2013	100,000
5-1/2% senior unsecured notes, issued in November 2003 and due in 2015	150,000
5.95% senior unsecured notes, issued in September 2006 and due in 2016	275,000
5-3/8% senior unsecured notes, issued in September 2005 and due in 2017	175,000
5-7/8% senior unsecured bonds, issued in March 2005 and due in 2035	100,000
$920,000

Interest on all of the senior note obligations is paid semiannually, with the exception of the interest on the 8-1/4 % senior notes issued in October 1998, which is paid monthly. All of these notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. We have been in compliance with these covenants since each of the notes were issued.

The following is a summary of the key financial covenants to our senior unsecured notes. The actual amounts are as of December 31, 2006.

Note Covenants	Required	Actual
Limitation on Incurrence of Total Debt	< 60%	31.6%
Limitation on Incurrence of Secured Debt	< 40%	0.0%
Debt Service Coverage	> 1.5 x	4.0	x
Maintenance of Total Unencumbered Assets	> 150% of Unsecured Debt	316%

All of our outstanding notes and bonds have fixed interest rates. Our credit facility interest rate is variable.

The following table summarizes the maturity of each of our obligations as of December 31, 2006 (dollars in millions):

Table of Obligations

Year of Maturity	Credit Facility (1)	Notes	Interest (2)	Other (3)	Totals
2007	$—	$—	$55.1	$17.2	$72.3
2008	—	100.0	54.1	—	154.1
2009	—	20.0	45.3	—	65.3
2010	—	—	45.3	—	45.3
2011	—	—	45.3	—	45.3
Thereafter	—	800.0	305.5	—	1,105.5
Totals	$—	$920.0	$550.6	$17.2	$1,487.8

(1) There was no outstanding credit facility balance on December 31, 2006 or February 13, 2007.

(2) Interest on credit facility and notes has been calculated based on outstanding balances as of December 31, 2006 through their respective maturity dates.

(3) Other consists of $16.4 million of estimated unfunded costs on properties under development and $806,000 of contingent payments for tenant improvements and leasing costs.

Our credit facility and note obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations.

Preferred Stock Outstanding

In May and October 2004, we issued an aggregate of 5.1 million shares of 7-3/8 % Class D cumulative redeemable preferred stock. Beginning May 27, 2009, shares of Class D preferred stock are redeemable at our option for $25.00 per share, plus any accrued and unpaid dividends. Dividends on shares of Class D preferred stock are paid monthly in arrears.

In December 2006, we issued 8.8 million shares of 6-3/4% Class E cumulative redeemable preferred stock. Beginning December 7, 2011, shares of Class E preferred stock are redeemable at our option for $25 per share, plus any accrued and unpaid dividends. Dividends on shares of Class E preferred stock are paid monthly in arrears.

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

Acquisitions During 2006

During 2006, Realty Income and Crest invested $769.9 million, in aggregate, in 378 new properties and properties under development. These 378 properties are located in 30 states and are 100% leased with an initial average lease term of 17.1 years. As described below, Realty Income acquired 322 properties and Crest acquired 56 properties.

Included in the $769.9 million is $656.7 million invested by Realty Income in 322 new properties and properties under development, with an initial weighted average contractual lease rate of 8.6%. These 322 properties are located in 30 states, are 100% leased with an initial average lease term of 16.7 years and will contain over 3.3 million leasable square feet. The 322 new properties acquired by Realty Income are net-leased to 16 different retail chains in the following 11 industries: automotive collision services, automotive tire services, convenience store, drug store, general merchandise, health and fitness, home improvement, motor vehicle dealership, private education, restaurant and theater. Also included in the $769.9 million is $113.2 million invested by Crest in 56 new retail properties.

At December 31, 2006, Realty Income had invested $15.9 million in four properties that were leased and under contract for development by the tenant (with development costs funded by Realty Income). Rent on these properties is scheduled to begin at various times during 2007. At December 31, 2006, we had outstanding commitments to pay estimated unfunded development costs totaling $16.4 million.

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

Acquisition of $349 million of Buffets/Ryan’s Restaurants on November 1, 2006

The 2006 acquisition amounts include Realty Income and Crest’s aggregate investment of $349 million to acquire 144 Buffets/Ryan’s restaurant properties. The properties are leased under 20-year, triple-net lease agreements. These properties were acquired subsequent to a merger between Buffets, Inc. and Ryan’s Restaurant Group.

Of the 144 restaurant properties, 116 were acquired by Realty Income and 28 were acquired by Crest. The restaurants have, on average, approximately 10,300 leasable square feet and are situated on an average lot size of approximately 2.86 acres. In general, the properties are existing locations that, on average, have been operating for 11 years.

Investments in Existing Properties

In 2006, we capitalized costs of $964,000 on existing properties in our portfolio, consisting of $761,000 for re-leasing costs and $203,000 for building improvements.

Sales of Investment Properties

During 2006, we sold or exchanged 13 properties for $10.7 million, which resulted in a gain of $3.0 million. This gain is included in discontinued operations. The 13 properties sold or exchanged consisted of one automotive parts store, one automotive service facility, one child care facility, two convenience stores, and eight restaurants. The net proceeds from the sale of these properties were used to repay outstanding indebtedness on our credit facility and to invest in new properties.

Crest Property Sales

During 2006, Crest, our wholly-owned subsidiary, sold 13 properties from its inventory for an aggregate of $22.4 million, which resulted in a gain of $2.2 million. Crest’s gains are included in “income from discontinued operations, real estate acquired for resale by Crest.”

Crest Property Inventory

Crest’s property inventory at December 31, 2006 and 2005 totaled $137.5 million and $45.7 million, respectively, and is included in “real estate held for sale, net”, on our consolidated balance sheets.

The financial statements of Crest are consolidated into Realty Income’s financial statements. All material intercompany transactions have been eliminated in consolidation.

Increases in Monthly Cash Distributions to Common Stockholders

We continue our 37-year policy of paying distributions monthly to our common stockholders. Monthly distributions per share were increased in April 2006 by $0.000625 to $0.116875, in July 2006 by $0.000625 to $0.1175, in September 2006 by $0.00775 to $0.12525, in October 2006 by $0.000625 to $0.125875 and in January 2007 by $0.000625 to $0.1265. The increase in January 2007 was our 37th consecutive quarterly increase and the 42nd increase in the amount of our dividend since our listing on the NYSE in 1994. In 2006, we paid the following monthly cash distributions per share: three in the amount of $0.11625, three in the amount of $0.116875, two in the amount of $0.1175, one in the amount of $0.12525, and three in the amount of $0.125875 totaling $1.43725. In December 2006, January 2007 and February 2007, we declared distributions of $0.1265 per share, which were paid on January 16, 2007 and February 15, 2007 and will be paid on March 15, 2007, respectively.

The monthly distribution of $0.1265 per share represents a current annualized distribution of $1.518 per share, and an annualized distribution yield of approximately 5.2% based on the last reported sale price of our common stock on the NYSE of $29.09 on February 13, 2007. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain the current level of distributions, that we will continue our pattern of increasing distributions per share, or what the actual distribution yield will be in any future period.

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

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting polices. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation of buildings and improvements is generally computed using the straight–line method over an estimated useful life of 25 years. If we use a shorter or longer estimated useful life it could have a material impact on our results of operations. We believe that 25 years is an appropriate estimate of useful life. No depreciation has been recorded on Crest’s properties because they are held for sale.

Another significant judgment must be made as to if, and when, impairment losses should be taken on our properties when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less cost to sell. The carrying value of our real estate is the largest component of our consolidated balance sheet. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations.

The following is a comparison of our results of operations for the years ended December 31, 2006, 2005 and 2004.

Rental Revenue

Rental revenue was $238.1 million for 2006 versus $195.7 million for 2005, an increase of $42.4 million, or 21.7%. Rental revenue was $172 million in 2004. The increase in rental revenue in 2006 compared to 2005 is primarily attributable to:

•                  The 322 retail properties acquired by Realty Income in 2006, which generated $15.7 million of rent in 2006;

•                  The 135 retail properties acquired by Realty Income in 2005, which generated $33.5 million of rent in 2006 compared to $12.1 million in 2005, an increase of $21.4 million;

•                  Same store rents generated on 1,421 properties leased during the entire years of 2006 and 2005 increased by $1.3 million, or 0.7%, to $175.3 million from $174.0 million.

•                  An increase in straight-line rent and other non-cash adjustments to rent of $155,000 in 2006 as compared to 2005; and

•                  An increase of $4.0 million relating to the aggregate of (i) development properties acquired before 2005 that started paying rent in 2005, (ii) properties that were vacant during part of 2006 or 2005 and (iii) lease termination settlements. These items totaled $9.7 million in aggregate in 2006 compared to $5.7 million in 2005.

Of the 1,955 properties in the portfolio at December 31, 2006, 1,948, or 99.6%, are single-tenant properties and the remaining seven are multi-tenant properties. Of the 1,948 single-tenant properties, 1,923, or 98.7%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 12.9 years at December 31, 2006. Of our 1,923 leased single-tenant properties, 1,713, or 89.1%, were under leases that provide for increases in rents through:

•                  Primarily base rent increases tied to a consumer price index;

•                  Fixed increases;

•                  To a lesser degree, overage rent based on a percentage of the tenants’ gross sales; or

•                  A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $1.1 million in 2006, $1.2 million in 2005 and $1.3 million in 2004. Percentage rent in 2006 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2007.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provide dependable lease revenue supporting the payment of monthly dividends to our stockholders. At December 31, 2006, our portfolio of 1,955 retail properties was 98.7% leased with 26 properties available for lease, one of which is a multi-tenant property.

As of February 13, 2007, transactions to lease or sell four of the 26 properties available for lease at December 31, 2006 were underway or completed. We anticipate these transactions will be completed during the next several months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Interest Expense

Interest expense was $10.4 million higher in 2006 than in 2005. Interest expense increased in 2006 primarily due to higher average outstanding balances, which was partially offset by slightly lower interest rates related to our average outstanding borrowings. We issued $275 million of 10-year notes in September 2006, $175 million of 12-year notes in September 2005 and $100 million of 30-year bonds in March 2005, which contributed to the increase in average outstanding balances and slightly lower average interest rates on our debt.

The following is a summary of the components of our interest expense (dollars in thousands):

	2006	2005	2004
Interest on our credit facility and notes	$54,068	$40,968	$32,442
Interest included in discontinued operations from real estate acquired for resale by Crest	(3,708)	(1,139)	(674)
Amortization of settlements on treasury lock agreements	717	756	756
Credit facility commitment fees	456	498	508
Amortization of credit facility origination costs and deferred bond financing costs	2,014	1,752	1,631
Interest capitalized	(2,184)	(1,886)	(531)

Interest expense	$51,363	$40,949	$34,132

Credit facilities and notes outstanding	2006	2005	2004
Average outstanding balances (dollars in thousands)	$881,669	$647,301	$498,220
Average interest rates	6.13%	6.33%	6.51%

At February 13, 2007, the weighted average interest rate on our notes payable of $920 million was 5.99% and the average interest rate on our credit line was 5.97%. There was no balance on our credit line at February 13, 2007.

Interest Coverage Ratio

Our interest coverage ratio for 2006 was 4.1 times, for 2005 was 4.4 times and for 2004 was 5.0 times. Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities to our interest coverage amount (dollars in thousands):

	2006	2005	2004
Net cash provided by operating activities	$86,945	$109,557	$178,337
Interest expense	51,363	40,949	34,132
Interest expense included in discontinued operations (1)	3,708	1,139	674
Income taxes	747	813	699
Income taxes included in discontinued operations (1)	494	943	3,480
Investment in real estate acquired for resale (1)(2)	113,166	55,890	21,787
Proceeds from sales of real estate acquired for resale (1)	(22,405)	(22,195)	(74,995)
Collection of a mortgage note receivable by Crest(1)	(1,333)	—	—
Crest provisions for impairment losses(1)	(1,188)	—	—
Gain on sales of real estate acquired for resale (1)	2,219	3,291	10,254
Amortization of deferred stock compensation	(2,928)	(2,155)	(1,426)
Amortization of stock option costs	(23)	(12)	(14)
Changes in assets and liabilities:
Accounts receivable and other assets	(4,418)	3,292	(1,094)
Accounts payable, accrued expenses and other liabilities	(3,208)	(8,290)	1,051

Interest coverage amount	$223,139	$183,222	$172,885

Divided by interest expense (3)	$55,071	$42,088	$34,806

Interest coverage ratio	4.1	4.4	5.0

(1)          Crest activities.

(2)          The 2005 amount includes intangibles recorded in connection with acquisitions of real estate acquired for resale.

(3)          Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Fixed Charge Coverage Ratio

Our fixed charge coverage ratio for 2006 was 3.4 times, for 2005 was 3.6 times and for 2004 was 3.9 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	2006	2005	2004
Interest coverage amount	$223,139	$183,222	$172,885
Divided by interest expense plus preferred stock dividends (1)(2)	$66,433	$51,491	$44,261

Fixed charge coverage ratio	3.4	3.6	3.9

(1) Excludes the Class B and Class C preferred stock non-cash charge of $3,774 in 2004 for excess of redemption value over carrying value of preferred shares redeemed.

(2) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Depreciation and Amortization

Depreciation and amortization was $59.5 million in 2006 versus $46.2 million in 2005 and $39.7 million in 2004. The increases in depreciation and amortization in 2006 and 2005 were due to the acquisition of properties in 2006, 2005 and 2004, which were partially offset by property sales during these years.

General and Administrative Expenses

General and administrative expenses increased by $2.1 million to $17.5 million in 2006 versus $15.4 million in 2005. General and administrative expenses were $13.1 million in 2004. In 2006, general and administrative expenses as a percentage of total revenue decreased to 7.3% as compared to 7.9% in 2005 and 7.6% in 2004. General and administrative expenses increased in total dollars primarily due to increases in payroll and employee benefit costs.

As our property portfolio has grown and continues to grow, we have increased, and anticipate that we will continue to gradually increase the level of our staffing. We expect general and administrative expenses to moderately increase due to costs attributable to payroll, staffing costs and corporate governance.

In February 2007, we had 70 permanent employees as compared to February 2006 when we had 69 permanent employees and four temporary employees.

Property Expenses

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At December 31, 2006, 26 properties were available for lease, as compared to 25 at December 31, 2005 and 32 at December 31, 2004.

Property expenses were $3.3 million in 2006, $3.7 million in 2005 and $3.1 million in 2004. The $392,000 decrease in property expenses in 2006 is primarily attributable to a decrease in costs associated with bad debt expense, legal fees, and property taxes.

Income Taxes

Income taxes were $747,000 in 2006 as compared to $813,000 in 2005 and $699,000 in 2004. These amounts are for city and state income taxes paid by Realty Income.

In addition, Crest incurred state and federal income taxes of $494,000 in 2006 as compared to $943,000 in 2005 and $3.5 million in 2004. The decrease in Crest’s 2006 income taxes over the 2005 and 2004 income taxes are due to lower taxable income, primarily attributable to lower gain on sales of real estate acquired for re-sale. These amounts are included in “income from discontinued operations, from real estate acquired for resale by Crest.”

Loss on Extinguishment of Debt

In September 2006, we redeemed all of our outstanding $110 million, 7-¾%, unsecured notes due May 2007. The 2007 Notes were redeemed at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest of $3.2 million and a make-whole payment of $1.6 million. We recorded a loss on extinguishment of debt totaling $1.6 million related to the make-whole payment associated with the 2007 Notes. For 2006, the make-whole payment represented approximately $0.017 per share.

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

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” for the years 2006, 2005 and 2004 (dollars in thousands, except per share data):

Crest’s income from discontinued operations, real estate acquired for resale	2006	2005	2004
Gain on sales of real estate acquired for resale	$2,219	$3,291	$10,254
Rental revenue	5,080	2,085	2,304
Interest expense	(3,708)	(1,139)	(674)
General and administrative expense	(440)	(453)	(464)
Property expenses	(67)	(60)	(93)
Provisions for impairment	(1,188)	—	—
Income taxes	(494)	(943)	(3,480)

Income from discontinued operations, real estate acquired for resale by Crest	$1,402	$2,781	$7,847

Per common share, basic and diluted	$0.02	$0.03	$0.10

Realty Income’s operations from one property listed as held for sale at December 31, 2006, plus properties sold in 2006, 2005 and 2004 have been classified as discontinued operations. The following is a summary of our discontinued operations from real estate held for investment for the years 2006, 2005 and 2004 (dollars in thousands, except per share data):

Realty Income’s income from discontinued operations, real estate held for investment	2006	2005	2004
Gain on sales of investment properties	$3,036	$6,573	$12,543
Rental revenue	492	1,729	4,608
Other revenue	34	2	121
Depreciation and amortization	(116)	(458)	(1,162)
Property expenses	(116)	(222)	(545)
Provisions for impairment	(16)	(35)	(1,657)

Income from discontinued operations, real estate held for investment	$3,314	$7,589	$13,908

Per common share, basic and diluted	$0.04	$0.09	$0.18

The following is a summary of our total discontinued operations for the years 2006, 2005 and 2004 (dollars in thousands, except per share data):

Total income from discontinued operations	2006	2005	2004
Income from discontinued operations:
Real estate acquired for resale by Crest	$1,402	$2,781	$7,847
Real estate held for investment	3,314	7,589	13,908

Income from discontinued operations	$4,716	$10,370	$21,755

Per common share, basic and diluted	$0.05	$0.13	$0.28

The above per share amounts have each been calculated independently.

Gain on Sales of Real Estate Acquired for Resale by Crest

In 2006, Crest sold 13 properties for $22.4 million, which resulted in a gain of $2.2 million. In 2005, Crest sold 12 properties for $23.5 million, which resulted in a gain of $3.3 million. In 2004, Crest sold 51 properties for $75 million, which resulted in a gain of $10.3 million. Crest’s gains on sales are reported before income taxes and are included in “income from discontinued operations, real estate acquired for resale by Crest.”

At December 31, 2006, Crest had $137.5 million invested in 60 properties, which are held for sale. Crest generally carries a real estate inventory in excess of $20 million. Crest generates an earnings spread on the difference between the lease payments it receives on the properties held in inventory and the cost of capital used to acquire properties. It is our belief that at this level of inventory, rental revenue will exceed the ongoing operating expenses of Crest without any property sales.

Gain on Sales of Investment Properties by Realty Income

In 2006, we sold or exchanged 13 investment properties for $10.7 million, which resulted in a gain of $3.0 million, which is included in discontinued operations. In 2005, we sold 23 investment properties and sold a portion of the land from two properties for $23.4 million and recognized a gain on sales of $6.6 million, which is included in discontinued operations, except for $18,000 that is included in other revenue. In 2004, we sold or exchanged 43 investment properties and sold a portion of the land from four properties for a total of $35.4 million and recognized a gain of $12.7 million, which is included in discontinued operations, except for $185,000 that is included in other revenue.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At December 31, 2006, we classified real estate with a carrying amount of $138 million as held for sale on our balance sheet, which includes properties owned by Crest. Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Provisions for Impairment on Real Estate Acquired for Resale by Crest

Provisions for impairment of $1.2 million were recorded by Crest on three properties in 2006. No provisions for impairment were recorded by Crest in 2005 and 2004. Crest’s properties are held for sale and the provisions for impairment recorded in 2006 reduced the carrying costs to the estimated fair-market value of those properties, net of estimated selling costs.

Provisions for Impairment on Realty Income Investment Properties

In 2006, a provision for impairment of $16,000 was recorded on one property. In 2005, we recorded provisions for impairment totaling $186,000 on four properties. In 2004, we recorded provisions for impairment totaling $2.4 million on six properties. These provisions are included in “income from discontinued operations, real estate held for investment” except for $151,000 in 2005 and $716,000 in 2004 which are included in “provisions for impairment.”

Preferred Stock Cash Dividends and Redemption Charge

Preferred stock cash dividends totaled $11.4 million in 2006 as compared to $9.4 million in 2005 and $9.5 million in 2004.

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

Net Income Available to Common Stockholders

Net income available to common stockholders was $99.4 million in 2006, an increase of $9.7 million as compared to $89.7 million in 2005. Net income available to common stockholders in 2004 was $90.2 million.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

During 2006, the gain recognized from the sales of investment properties was $3.0 million as compared to $6.6 million during 2005 and $12.7 million in 2004. Crest’s gain recognized from the sale of properties during 2006 was $2.2 million as compared to $3.3 million during 2005 and $10.3 million during 2004.

FUNDS FROM OPERATIONS

AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for 2006 increased by $26.2 million, or 20.2%, to $155.8 million as compared to $129.6 million in 2005 and $118.2 million in 2004. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable Generally Accepted Accounting Principles (“GAAP”) measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of shares outstanding for the years ended December 31 (dollars in thousands, except per share amounts):

	2006	2005	2004
Net income available to common stockholders	$99,419	$89,716	$90,168
Depreciation and amortization:
Continuing operations	59,492	46,206	39,696
Discontinued operations	116	458	1,162
Depreciation of furniture, fixtures and equipment	(192)	(142)	(117)
Gain on sales of investment properties:
Continuing operations	—	(18)	(185)
Discontinued operations	(3,036)	(6,573)	(12,543)

FFO available to common stockholders	$155,799	$129,647	$118,181

FFO per common share:
Basic	$1.74	$1.62	$1.51
Diluted	$1.73	$1.62	$1.50

Distributions paid to common stockholders	$129,667	$108,575	$97,420

FFO in excess of distributions to common stockholders	$26,132	$21,072	$20,761
Weighted average number of common shares:
Basic	89,766,714	79,950,255	78,518,296
Diluted	89,917,554	80,208,593	78,598,788

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trust’s definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, reduced by gains on sales of investment property and extraordinary items.

We consider FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that excludes noncash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure. In addition, FFO is used as a measure of our compliance with the financial covenants of our credit facility.

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

For the years ended December 31 (dollars in thousands)	2006	2005	2004
Provisions for impairment losses	$16	$186	$2,373
Gain on reinstatement of property carrying value	(716)	—	—
Crest provisions for impairment losses	1,188	—	—
Amortization of settlements on treasury lock agreements(1)	717	756	756
Amortization of deferred note financing costs(2)	1,287	1,034	913
Amortization of deferred stock compensation and stock option costs	2,951	2,167	1,440
Capitalized leasing costs and commissions	(761)	(570)	(323)
Capitalized building improvements	(203)	(1,017)	(789)
Straight line rent(3)	(1,515)	(1,360)	99
Preferred stock origination costs write-off (4)	—	—	3,774

(1)        The settlements on the treasury lock agreements resulted from an interest rate risk prevention strategy that was used by the Company in 1997 and 1998, which correlated to pending issuances of senior note securities. We have not employed this strategy since 1998.

(2)        Amortization of deferred note financing costs includes the amortization of costs incurred and capitalized when our notes were issued in May 1997, October 1998, January 1999, March 2003, November 2003, March 2005, September 2005 and September 2006. These costs are being amortized over the lives of these notes. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

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

Approximately 98.4%, or 1,923, of the 1,955 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property costs and expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. Statement No. 157 becomes effective for us at the beginning of 2008. The impact of adopting Statement No. 157 is not expected to have a material effect on our financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Interpretation No. 48 applies to all tax positions accounted for under Statement 109, including tax positions acquired in a business combination. Interpretation 48 is effective for us at the beginning of 2007. The impact of adopting Interpretation No. 48 is not expected to have a material effect on our financial position or results of operations.

Item 7A:          Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at December 31, 2006. We do not enter into any derivative transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents by year of expected maturity, the principal amounts, average interest rates and fair values as of December 31, 2006. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data as of December 31, 2006

Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt

2007	$—	—	$—	5.98%
2008 (1)(2)	100.0	8.25%	—	—
2009 (3)	20.0	8.00	—	—
2010	—	—	—	—
2011	—	—	—	—
Thereafter (4)	800.0	5.66	—	—
Totals	$920.0	5.99%	$—	5.98%

Fair Value (5)	$921.9		$—

(1)          $100 million matures in November 2008.

(2)          The credit facility expires in October 2008. The credit facility balance as of December 31, 2006 and February 13, 2007 was zero.

(3)          $20 million matures in January 2009.

(4)          $100 million matures in March 2013, $150 million matures in November 2015, $275 million matures in September 2016, $175 million matures in September 2017 and $100 million matures in March 2035.

(5)          We base the fair value of the fixed rate debt at December 31, 2006 on the closing market price or indicative price per each note.

The table incorporates only those exposures that exist as of December 31, 2006; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. Our credit facility interest rate is variable. At December 31, 2006, our credit facility balance was zero; however, we intend to borrow funds on our credit facility in the future. Based on a hypothetical credit facility borrowing of $50 million, a 1% change in interest rates would change our interest costs by $500,000 per year.

Item 8:             Financial Statements and Supplementary Data

Table of Contents

A.	Reports of Independent Registered Public Accounting Firm

B.	Consolidated Balance Sheets,
December 31, 2006 and 2005

C.	Consolidated Statements of Income,
Years ended December 31, 2006, 2005 and 2004

D.	Consolidated Statements of Stockholders’ Equity,
Years ended December 31, 2006, 2005 and 2004

E.	Consolidated Statements of Cash Flows,
Years ended December 31, 2006, 2005 and 2004

F.	Notes to Consolidated Financial Statements

G.	Consolidated Quarterly Financial Data
(unaudited) for 2006 and 2005

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Realty Income Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG
San Diego, California
February 20, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Realty Income Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Realty Income Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Realty Income Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Realty Income Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Realty Income Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Realty Income Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Realty Income Corporation and subsidiaries as listed in the accompanying table of contents and our report dated February 20, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG
San Diego, California
February 20, 2007

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(dollars in thousands, except per share data)

	2006	2005

ASSETS
Real estate, at cost:
Land	$958,770	$746,016
Buildings and improvements	1,785,203	1,350,140

	2,743,973	2,096,156
Less accumulated depreciation and amortization	(396,854)	(341,193)
Net real estate held for investment	2,347,119	1,754,963
Real estate held for sale, net	137,962	47,083
Net real estate	2,485,081	1,802,046
Cash and cash equivalents	10,573	65,704
Accounts receivable	5,953	5,044
Goodwill	17,206	17,206
Other assets, net	27,695	30,988
Total assets	$2,546,508	$1,920,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$15,096	$10,121
Accounts payable and accrued expenses	27,004	20,391
Other liabilities	8,416	9,562
Line of credit payable	—	136,700
Notes payable	920,000	755,000
Total liabilities	970,516	931,774

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000 shares authorized, 13,900,000 and 5,100,000 shares issued and outstanding in 2006 and 2005, respectively	337,781	123,804
Common stock and paid in capital, par value $1.00 per share, 200,000,000 shares authorized, 100,746,226 and 83,696,647 issued and outstanding in 2006 and 2005, respectively	1,540,365	1,134,300
Distributions in excess of net income	(302,154)	(268,890)
Total stockholders’ equity	1,575,992	989,214
Total liabilities and stockholders’ equity	$2,546,508	$1,920,988

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2006, 2005 and 2004

(dollars in thousands, except per share data)

	2006	2005	2004

REVENUE
Rental	$238,058	$195,666	$172,033
Other	2,042	354	1,029
	240,100	196,020	173,062

EXPENSES
Interest	51,363	40,949	34,132
Depreciation and amortization	59,492	46,206	39,696
General and administrative	17,539	15,421	13,119
Property	3,339	3,731	3,058
Income taxes	747	813	699
Provisions for impairment	—	151	716
Loss on extinguishment of debt	1,555	—	—
	134,035	107,271	91,420

Income from continuing operations	106,065	88,749	81,642
Income from discontinued operations:
Real estate acquired for resale by Crest	1,402	2,781	7,847
Real estate held for investment	3,314	7,589	13,908
	4,716	10,370	21,755
Net income	110,781	99,119	103,397
Preferred stock cash dividends	(11,362)	(9,403)	(9,455)
Excess of redemption value over carrying value of preferred shares redeemed (see note 7C and 7D)	—	—	(3,774)

Net income available to common stockholders	$99,419	$89,716	$90,168

Amounts available to common stockholders per common share, basic and diluted:
Income from continuing operations	$1.05	$0.99	$0.87
Net income	$1.11	$1.12	$1.15

Weighted average common shares outstanding:
Basic	89,766,714	79,950,255	78,518,296
Diluted	89,917,554	80,208,593	78,598,788

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

(dollars in thousands)

			Preferred	Common
	Shares of		stock and	stock and	Distributions
	Preferred stock	Common stock	paid in capital	paid in capital	in excess of net income	Total

Balance, December 31, 2003	4,125,700	75,818,172	$99,368	$969,030	$(240,632)	$827,766
Net income	—	—	—	—	103,397	103,397
Distributions paid and payable	—	—	—	—	(108,016)	(108,016)
Shares issued in stock offerings, net of offering costs of $3,682	—	3,200,000	—	67,918	—	67,918
Shares issued in stock offerings, net of offering costs of $4,187	5,100,000	—	123,787	—	—	123,787
Preferred shares redeemed	(4,125,700)	—	(99,368)	—	(3,774)	(103,142)
Share-based compensation	—	283,458	—	2,025	—	2,025

Balance, December 31, 2004	5,100,000	79,301,630	123,787	1,038,973	(249,025)	913,735
Net income	—	—	—	—	99,119	99,119
Distributions paid and payable	—	—	—	—	(118,984)	(118,984)
Shares issued in stock offerings, net of offering costs of $4,980	—	4,100,000	17	92,659	—	92,676
Share-based compensation	—	295,017	—	2,668	—	2,668

Balance, December 31, 2005	5,100,000	83,696,647	123,804	1,134,300	(268,890)	989,214
Net income	—	—	—	—	110,781	110,781
Distributions paid and payable	—	—	—	—	(144,045)	(144,045)
Shares issued in stock offerings, net of offering costs of $20,911	—	16,815,000	—	402,745	—	402,745
Shares issued in stock offering, net of offering costs of $6,023	8,800,000	—	213,977	—	—	213,977
Share-based compensation	—	234,579	—	3,320	—	3,320

Balance, December 31, 2006	13,900,000	100,746,226	$337,781	$1,540,365	$(302,154)	$1,575,992

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

(dollars in thousands)

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110,781	$99,119	$103,397
Adjustments to net income:
Depreciation and amortization	59,492	46,206	39,696
Income from discontinued operations:
Real estate acquired for resale	(1,402)	(2,781)	(7,847)
Real estate held for investment	(3,314)	(7,589)	(13,908)
Gain on reinstatement of property carrying value	(716)	—	—
Gain on sale of real estate held for investment	—	(18)	(185)
Amortization of stock compensation	2,928	2,155	1,426
Amortization of stock option costs	23	12	14
Provisions for impairment on real estate held for investment	—	151	716
Cash from discontinued operations:
Real estate acquired for resale	371	(510)	(2,407)
Real estate held for investment	410	1,509	4,184
Investment in real estate acquired for resale	(113,166)	(54,110)	(21,787)
Intangibles acquired in connection with acquisition of real estate acquired for resale	—	(1,780)	—
Proceeds from sales of real estate acquired for resale	22,405	22,195	74,995
Collection of mortgage note receivable by Crest	1,333	—	—
Change in assets and liabilities:
Accounts receivable and other assets	4,418	(3,292)	1,094
Accounts payable, accrued expenses and other liabilities	3,382	8,290	(1,051)

Net cash provided by operating activities	86,945	109,557	178,337

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties:
Continuing operations	2	109	426
Discontinued operations	9,804	22,191	34,175
Acquisition of and additions to investment properties	(654,149)	(417,347)	(195,470)
Intangibles acquired in connection with acquisitions of investment properties	(937)	(9,494)	—

Net cash used in investing activities	(645,280)	(404,541)	(160,869)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	523,200	400,300	280,400
Payments under lines of credit	(659,900)	(287,200)	(283,200)
Proceeds from common stock offerings, net	402,745	92,659	67,918
Proceeds from notes issued, net	271,883	270,266	(28)
Principal payment on notes	(110,000)	—	—
Proceeds from preferred stock offerings, net	213,977	—	123,787
Redemption of preferred stock	—	—	(103,142)
Cash distributions to common stockholders	(129,667)	(108,575)	(97,420)
Cash dividends to preferred stockholders	(9,403)	(9,403)	(9,063)
Proceeds from other common stock issuances	369	500	584

Net cash provided by (used in) financing activities	503,204	358,547	(20,164)

Net increase (decrease) in cash and cash equivalents	(55,131)	63,563	(2,696)
Cash and cash equivalents, beginning of year	65,704	2,141	4,837

Cash and cash equivalents, end of year	$10,573	$65,704	$2,141

For supplemental disclosures, see note 13.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

1.         Organization and Operation

Realty Income Corporation (“Realty Income,” the “Company,” “we” or “our”) is organized as a Maryland corporation. We invest in commercial retail real estate and have elected to be taxed as a real estate investment trust (“REIT”).

At December 31, 2006, we owned 1,955 properties, located in 48 states, containing over 16.7 million leasable square feet, along with 60 properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”). Crest was created to buy and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges, under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

A 2-for-1 stock split was declared in November 2004 and became effective after the market closed on December 31, 2004. Common stockholders received an additional share of common stock for each share they owned. The increase in the number of common shares outstanding and all per common share data has been adjusted for the stock split.

Information with respect to number of properties, square feet, average initial lease term and weighted average contractual lease rate is unaudited.

2.         Summary of Significant Accounting Policies and Procedures

Federal Income Taxes. We have elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Tax Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of Crest, which totaled $396,000 in 2006, $760,000 in 2005 and $2.8 million in 2004 and are included in “income from discontinued operations, real estate acquired by Crest.”

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things.

The following reconciles our net income available to common stockholders to taxable income for 2006 (dollars in thousands) (unaudited):

Net income available to common stockholders	$99,419
Tax loss on the sale of real estate less than book gains	(3,529)
Elimination of net revenue and expenses from Crest	2,440
Dividends received from Crest	500
Preferred dividends not deductible for tax	11,362
Depreciation and amortization timing differences	16,612
Adjustment for straight-line rent	(1,515)
Adjustment for a decrease in prepaid rent	(1,681)
Other adjustments	(816)

Estimated taxable net income, before our dividend paid deduction	$122,792

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation, for the years ended December 31:

	2006	2005	2004
Weighted average shares used for the basic net income per share computation	89,766,714	79,950,255	78,518,296
Incremental shares from share-based compensation	150,840	258,338	80,492
Adjusted weighted average shares used for diluted net income per share computation	89,917,554	80,208,593	78,598,788

In 2006, 2005 and 2004, no stock options were anti-dilutive. We had nonvested shares from share-based compensation that were anti-dilutive of 235,035 in 2006 and 305,476 in 2005. No nonvested shares were anti-dilutive in 2004.

Discontinued Operations. In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), Realty Income’s operations from one investment property classified as held for sale at December 31, 2006, plus investment properties sold in 2006, 2005 and 2004, are reported as discontinued operations. Their respective results of operations have been reclassified to “income from discontinued operations, real estate held for investment.”  We classify properties as held for sale in accordance with SFAS 144. We do not depreciate properties that are classified as held for sale.

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

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” for the years ended December 31 (dollars in thousands):

Crest’s income from discontinued operations, real estate acquired for resale	2006	2005	2004

Gain on sales of real estate acquired for resale	$2,219	$3,291	$10,254
Rental revenue	5,080	2,085	2,304
Interest expense	(3,708)	(1,139)	(674)
General and administrative expense	(440)	(453)	(464)
Property expenses	(67)	(60)	(93)
Provisions for impairment	(1,188)	—	—
Income taxes	(494)	(943)	(3,480)

Income from discontinued operations, real estate acquired for resale by Crest	$1,402	$2,781	$7,847

The following is a summary of Realty Income’s “income from discontinued operations, from real estate held for investment” for the years ended December 31 (dollars in thousands):

Realty Income’s income from discontinued operations, real estate held for investment	2006	2005	2004
Gain on sales of investment properties	$3,036	$6,573	$12,543
Rental revenue	492	1,729	4,608
Other revenue	34	2	121
Depreciation and amortization	(116)	(458)	(1,162)
Property expenses	(116)	(222)	(545)
Provisions for impairment	(16)	(35)	(1,657)

Income from discontinued operations, real estate held for investment	$3,314	$7,589	$13,908

The following is a summary of our total income from discontinued operations for the years ended December 31 (dollars in thousands, except per share data):

Total income from discontinued operations	2006	2005	2004

Income from discontinued operations:
Real estate acquired for resale by Crest	$1,402	$2,781	$7,847
Real estate held for investment	3,314	7,589	13,908

Income from discontinued operations	$4,716	$10,370	$21,755

Per common share, basic and diluted	$0.05	$0.13	$0.28

The per share amounts for “income from discontinued operations” above and the “income from continuing operations” and “net income” reported on the consolidated statement of income have each been calculated independently.

Revenue Recognition and Accounts Receivable. All leases are accounted for as operating leases. Under this method, lease payments that have fixed and determinable rent increases are recognized on a straight-line basis over the lease term. Any rental revenue contingent upon a tenant’s sales is recognized only after the tenant exceeds their sales breakpoint. Rental increases based upon changes in the consumer price indexes are recognized only after the changes in the indexes have occurred and are then applied according to the lease agreements.

We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues such as financial stability and ability to pay rent when determining collectibility of accounts receivable and appropriate allowances to record. The allowance for doubtful accounts was $705,000 and $577,000 at December 31, 2006 and 2005, respectively.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Realty Income, Crest and their wholly owned subsidiaries, after elimination of all material intercompany balances and transactions. All of Realty Income’s and Crest’s subsidiaries are wholly-owned.

Cash Equivalents. We consider all short-term, highly liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Gain on Sales of Properties. We recognize gains on sales of properties in accordance with Statement No. 66, Accounting for Sales of Real Estate.

Depreciation and Amortization. Lands, buildings and improvements are recorded at cost and stated at cost. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred.

Buildings and improvements that are under redevelopment, or are being developed, are carried at cost and no depreciation is recorded on these assets. Additionally, amounts essential to the development of the property, such as pre-construction costs, development costs, construction costs, interest costs and other costs incurred during the period of development are capitalized. We cease capitalization when the property is available for occupancy upon substantial completion of tenant improvements, but in any event no later than one year from the completion of major construction activity.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	25 years
Building improvements	4 to 15 years
Tenant improvements and lease commissions	The shorter of the term of the related lease or useful life

Provisions for Impairment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, a provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment loss is measured as the amount by which the current book value of the asset exceeds the fair value of the asset. If a property is held for sale, it is carried at the lower of cost or estimated fair value, less estimated cost to sell.

Realty Income recorded a provision for impairment of $16,000 in 2006 on one retail investment property in the restaurant industry. The provision for impairment is included in discontinued operations.

Realty Income recorded provisions for impairment of $186,000 in 2005 on four retail properties, of which two have been sold. These properties were classified in the following industries: one in child care and three in restaurant.

Realty Income recorded provisions for impairment of $2.4 million in 2004 on six retail properties, of which five have been sold. These properties were classified in the following industries: one in automotive service, one in child care, two in consumer electronics, one in convenience store and one in restaurant.

Provisions for impairment recorded on investment properties by Realty Income are included on our consolidated statements of income in “income from discontinued operations, real estate held for investment”, except for $151,000 in 2005 and $716,000 in 2004 which are included in provisions for impairment.

Crest recorded provisions for impairment of $1.2 million in 2006 on three retail properties, which are held for resale at December 31, 2006. No provisions for impairment were recorded by Crest in 2005 and 2004. Provisions for impairment recorded by Crest are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Acquired In-place Leases. In accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations (“SFAS 141”), the fair value of the real estate acquired with in-place operating leases is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases and tenant relationships, based in each case on their fair values.

The fair value of the tangible assets of an acquired property (which includes land and buildings/improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings/improvements based on our determination of the relative fair value of these assets. Our determinations are based on a real estate appraisal for each property, generated by an independent appraisal firm, which consider estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. In allocating the fair value to identified intangibles for above-market or below-market leases, an amount is recorded based on the present value of the difference between (i) the contractual amount to be paid pursuant to the in-place lease and (ii) our estimate of fair market lease rate for the corresponding in-place lease, measured over a period equal to the remaining term of the lease.

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below market renewal option periods.

The aggregate value of other acquired intangible assets consists of the value of in-place leases and tenant relationships. These are measured by the excess of the purchase price paid for a property, after adjusting for above or below market lease value, less the estimated fair value of the property “as if vacant,” determined as set forth above. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

Share-Based Compensation

Effective January 1, 2002, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and starting January 1, 2002, expensed costs for all stock option awards granted, modified, or settled. Stock option awards under the plan vest over periods ranging from one to five years. For the years ended December 31, 2006, 2005 and 2004, respectively, there is no difference between the stock option-based compensation expense included in reported net income and that expense determined under the fair value method for all awards.

Effective January 1, 2006, we adopted FASB Statement No. 123R, Share-Based Payments. Statement No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.

Goodwill. Goodwill is tested for impairment during the second quarter of each year as well as when events or circumstances occur indicating that our goodwill might be impaired. We did not record any new goodwill or impairment on our existing goodwill during 2006, 2005 or 2004.

Other Assets. Other assets consist of the following at December 31 (in thousands):

	2006	2005
Deferred bond financing costs	$10,868	$8,999
Value of in-place and above-market leases	10,430	9,909
Prepaid expenses	3,271	3,379
Settlements on treasury lock agreements	1,629	2,346
Unamortized credit line fees	954	1,473
Corporate assets, net of accumulated depreciation and amortization	463	454
Escrow deposits for Section 1031 tax-deferred exchanges	—	3,070
Other items	80	1,358
	$27,695	$30,988

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

Reclassifications. Certain of the 2005 and 2004 balances have been reclassified to conform to the 2006 presentation.

3.         Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators.

A. During 2006, Realty Income and Crest invested $769.9 million, in aggregate, in 378 new retail properties and properties under development. These 378 properties are located in 30 states, will contain over 3.8 million leasable square feet, and are 100% leased with an average initial lease term of 17.1 years. Of the $769.9 million invested in 2006, $6.0 million was used to acquire one property with an existing lease already in-place with a retail tenant. In accordance with SFAS 141, Realty Income recorded $1.6 million as the value of the in-place lease and $628,000 as the value of below-market rents. These amounts are recorded to “other assets” and “other liabilities”, respectively, on our consolidated balance sheet and are amortized over the lives of the respective lease.

In comparison, during 2005, Realty Income and Crest invested $486.6 million, in aggregate, in 156 new retail properties and properties under development. These 156 new retail properties are located in 30 states, contain over 1.9 million leasable square feet and are 100% leased with an average lease term of 15.8 years. Of the $486.6 million invested in 2005, $95.1 million was used to acquire 34 properties with existing leases already in-place with existing retail tenants. In accordance with SFAS 141, Realty Income recorded $10.1 million and Crest recorded $1.8 million as the value of in-place leases and Realty Income recorded $183,000 as the value of above-market rents. In addition, Realty Income recorded $756,000 and Crest recorded $66,000 as the value of below-market rents on these leases. These amounts were recorded to “other assets” and “other liabilities”, respectively, on our consolidated balance sheet and are amortized over the lives of the respective leases. The amounts recorded by Crest are included in the calculation of gain on sales of real estate when the properties were sold during 2006 and 2005.

B. During 2006, Realty Income invested $656.7 million in 322 new retail properties and properties under development, with an initial weighted average contractual lease rate of 8.6%. These 322 properties are located in 30 states, will contain over 3.3 million leasable square feet and are 100% leased with an average initial lease term of 16.7 years. The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.

In comparison, during 2005, Realty Income invested $430.7 million in 135 new retail properties and properties under development, with an initial weighted average contractual lease rate of 8.4%. These 135 properties are located in 28 states, contain over 1.7 million leasable square feet and are 100% leased with an average initial lease term of 15.6 years.

C. During 2006, Crest invested $113.2 million in 56 new retail properties and properties under development. In comparison, during 2005, Crest invested $55.9 million in 21 new retail properties and properties under development.

D. Crest’s property inventory at December 31, 2006 consisted of 60 properties with a total investment of $137.5 million and at December 31, 2005 consisted of 17 properties with a total investment of $45.7 million. These amounts are included on our consolidated balance sheets in “real estate held for sale, net.”

4.         Credit Facility

We have a $300 million revolving acquisition credit facility that expires in October 2008, unless extended as provided for in the agreement. Under the terms of the credit facility, which commenced in October 2005, the borrowing rate is LIBOR (London Interbank Offered Rate) plus 65 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 80 basis points over LIBOR, based on our current credit ratings. The credit facility offers us other interest rate options as well.

The average borrowing rate on our credit facilities during 2006 was 5.7%, compared to 4.3% in 2005 and 2.4% in 2004 on our previous $250 million credit facility, which expired in October 2005. The increase in the average borrowing rate is due to an increase in LIBOR since the beginning of 2005. Our current credit facility is subject to various leverage and interest coverage ratio limitations. The Company is and has been in compliance with these covenants.

Our credit facility is unsecured and accordingly, we have not pledged any assets as collateral for this obligation.

5.         Notes Payable

In September 2006, we issued $275 million in aggregate principal amount of 5.95% senior unsecured notes due 2016 (the “2016 Notes”). The price to the investor for the 2016 Notes was 99.74% of the principal amount for an effective yield of 5.985%. Interest on the 2016 Notes is paid semiannually. The net proceeds of approximately $271.9 million from this offering were used for other general corporate purposes and to redeem the outstanding $110 million 7-3/4% unsecured notes due May 2007 (the “2007 Notes”), which were issued in May 1997.

In September 2006, we redeemed all of our outstanding 2007 Notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest of $3.2 million and a make-whole payment of $1.6 million. We recorded a loss on extinguishment of debt totaling $1.6 million related to the make-whole payment associated with the 2007 Notes. For 2006, the make-whole payment represented approximately $0.017 per share.

In September 2005, we issued $175 million in aggregate principal amount of 5-3/8% senior unsecured notes due 2017 (the “2017 Notes”). The price to the investor for the 2017 Notes was 99.974% of the principal amount for an effective yield of 5.378%. The net proceeds of approximately $173.2 million from this offering were used to repay borrowings under our unsecured acquisition credit facility, to fund new property acquisitions and for other general corporate purposes. Interest on the 2017 Notes is paid semiannually.

In March 2005, we issued $100 million in aggregate principal amount of 5-7/8% senior unsecured bonds due 2035 (the “2035 Bonds”).  The price to the investor for the 2035 Bonds was 98.296% of the principal amount for an effective yield of 5.998%.  The net proceeds of approximately $97 million from this offering were used to repay borrowings under our acquisition credit facility and for other general corporate purposes.  Interest on the 2035 Bonds is paid semiannually.

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

Interest incurred on the 2016 Notes, 2017 Notes, 2035 Bonds, 2015 Notes, 2013 Notes, 2009 Notes, 2008 Notes and 2007 Notes (redeemed in September 2006) collectively for each of the years ended December 31, 2006, 2005 and 2004 was $49.6 million, $39.5 million and $32.0 million, respectively. In addition, when the 2007 Notes were redeemed, we paid a $1.6 million make-whole payment, which is classified as “loss on extinguishment of debt” on our consolidated statements of income. The interest rate on each of these notes is fixed.

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

The following table summarizes the maturity of our notes payable as of December 31, 2006 (dollars in millions):

Year of Maturity (1)	Notes
2008	$100.0
2009	20.0
After 2011	800.0
Totals	$920.0

(1) There are no maturities in 2007, 2010 or 2011.

6.         Common Stock Offerings

A.        In October and November 2006, we issued an aggregate of 6.9 million shares of common stock at a price of $26.40 per share. The net proceeds of approximately $173.2 million were used to fund a portion of the purchase price of the Buffets/Ryan’s properties and for other general corporate purposes.

B.         In September 2006, we issued 4.715 million shares of common stock at a price of $24.32 per share. The net proceeds of approximately $109 million from this offering were used to fund new property acquisitions, repay borrowings under our credit facility and for other general corporate purposes.

C.         In March 2006, we issued 5.2 million shares of common stock at a price of $24.39 per share. The net proceeds of approximately $120.5 million were used to fund new property acquisitions and for other general corporate purposes.

D.         In September 2005, we issued 4.1 million shares of common stock at a price of $23.79 per share. The net proceeds of $92.7 million were used to fund new property acquisitions and for other general corporate purposes.

E.         In March 2004, we issued 3.2 million shares of common stock at a price of $22.375 per share. The net proceeds of $67.9 million were used to repay a portion of our acquisition credit facility borrowings, which had been used to acquire 112 convenience store properties in March 2004.

7.         Preferred Stock Offerings and Redemptions

A.        In December 2006, we issued 8.8 million shares of 6-3/4% Monthly Income Class E cumulative redeemable preferred stock, with a liquidation value of $25 per share. The net proceeds of $214 million from this issuance were used to repay borrowings under our credit facility and for other general corporate purposes. Beginning December 7, 2011, the Class E preferred shares are redeemable at our option for $25 per share. Dividends of $0.140625 per share are paid monthly in arrears on the Class E preferred stock.

B.         In May 2004, we issued 4.0 million shares of 7-3/8% Monthly Income Class D cumulative redeemable preferred stock, with a liquidation value of $25 per share. The net proceeds of $96.4 million from this issuance were used to redeem a portion of the outstanding Class B and Class C preferred stock, repay borrowings outstanding under our $250 million acquisition credit facility and for other general corporate purposes. Beginning May 27, 2009, the Class D preferred shares are redeemable at our option for $25.00 per share. Dividends of $0.1536459 per share are paid monthly in arrears on the Class D preferred stock.

In October 2004, we issued an additional 1.1 million shares of Class D preferred stock for $25.4311 per share. The net proceeds of $27.4 million were used to repay borrowings under our $250 million acquisition credit facility.

C.         When our Class B preferred stock was redeemed in 2004, we incurred a non-cash charge of $2.4 million representing the Class B preferred stock original issuance costs that were paid in 1999.

D.         When our Class C preferred stock was redeemed in 2004, we incurred a non-cash charge of $1.4 million representing the Class C preferred stock original issuance costs that were paid in 1999.

8.         Distributions Paid and Payable

A.        Common Stock. We pay monthly cash distributions to our common stockholders. The following is a summary of monthly distributions paid per common share for the years ended December 31:

Month	2006	2005	2004

January	$0.116250	$0.110000	$0.100000
February	0.116250	0.110000	0.100000
March	0.116250	0.110000	0.100000
April	0.116875	0.110625	0.100625
May	0.116875	0.110625	0.100625
June	0.116875	0.110625	0.100625
July	0.117500	0.111250	0.101250
August	0.117500	0.111250	0.101250
September	0.125250	0.115000	0.108750
October	0.125875	0.115625	0.109375
November	0.125875	0.115625	0.109375
December	0.125875	0.115625	0.109375

Total	$1.437250	$1.346250	$1.241250

The following presents the federal income tax characterization of distributions paid or deemed to be paid per common share for the years ended December 31:

	2006	2005	2004

Ordinary income	$1.2945466	$1.210091	$1.18315
Nontaxable distributions	0.1427034	0.136159	0.05810
Capital gain	—	—	—

Totals	$1.4372500	$1.346250	$1.24125

At December 31, 2006, a distribution of $0.1265 per common share was payable and was paid in January 2007. At December 31, 2005, a distribution of $0.11625 per common share was payable and was paid in January 2006.

B.         Preferred Stock.

Dividends of $0.140625 per share are paid monthly in arrears on the Class E preferred stock. We declared dividends to holders of our Class E preferred stock totaling $1.6 million in 2006. The first Class E dividend was paid in January 2007.

Dividends of $0.1536459 per share are paid monthly in arrears on the Class D preferred stock. We declared dividends to holders of our Class D preferred stock totaling $9.8 million in 2006, $9.4 million in 2005 and $4.8 million in 2004. The dividends paid per share to our Class D preferred stockholders for 2006 and 2005 of $1.84375 and for 2004 of $1.01406 were characterized for federal income tax purposes as ordinary income.

In May 1999, we issued 2.76 million shares of 9-3/8% Class B cumulative redeemable preferred stock, of which 2,745,700 shares were outstanding for a portion of 2004. On June 6, 2004, all of the outstanding Class B preferred shares were redeemed. We paid dividends to holders of our Class B preferred stock totaling $2.8 million during the first two quarters of 2004. The dividends paid per share to our Class B Preferred stockholders in 2004 of $1.01563 were characterized for federal income tax purposes as ordinary income.

In July 1999, we issued 1.38 million shares of 9-1/2% Class C cumulative redeemable preferred stock, all of which were outstanding for a portion of 2004. On July 30, 2004, all of the outstanding Class C preferred shares were redeemed. We paid monthly dividends to holders of our Class C preferred stock totaling $1.9 million during the first seven months of 2004. The dividends paid per share to our Class C Preferred stockholders in 2004 of $1.37882 were characterized for federal income tax purposes as ordinary income.

9.         Operating Leases

A.        At December 31, 2006, we owned 1,955 properties in 48 states, excluding 60 properties owned by Crest. Of these 1,955 properties, 1,948, or 99.6%, are single-tenant, retail properties and the remaining seven are multi-tenant, distribution and office properties. At December 31, 2006, 26 properties were vacant and available for lease or sale.

Substantially all leases are net leases where the tenant pays property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Percentage rent for 2006, 2005 and 2004 was $1.1 million, $1.2 million and $1.3 million, respectively, including amounts recorded to discontinued operations.

At December 31, 2006, minimum future annual rents to be received on the operating leases are as follows (dollars in thousands):

For the years ending December 31,

2007	$268,536
2008	257,072
2009	246,422
2010	238,635
2011	231,051
Thereafter	2,252,524

Total	$3,494,240

B.         Major Tenants – No individual tenant’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the years ended December 31, 2006, 2005 or 2004.

10.       Gain on Sales of Real Estate Acquired for Resale by Crest

In 2006, Crest sold 13 properties for $22.4 million, which resulted in a gain of $2.2 million. In 2005, Crest sold 12 properties for $23.5 million, which resulted in a gain of $3.3 million. As part of one sale in 2005, Crest provided buyer financing in the form of a $1.3 million promissory note. This note was paid in full in February 2006. In 2004, Crest sold 51 properties for $75 million, which resulted in a gain of $10.3 million. Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

11.       Gain on Sales of Investment Properties by Realty Income

In 2006, we sold or exchanged 13 investment properties for $10.7 million, which resulted in a gain of $3.0 million, which is included in discontinued operations.

In 2005, we sold 23 investment properties and sold a portion of the land from two properties for $23.4 million, which resulted in a gain of $6.6 million. This gain is included in discontinued operations, except for $18,000 that is included in other revenue.

In 2004, we sold or exchanged 43 investment properties and sold a portion of the land from four properties for $35.4 million, which resulted in a gain of $12.7 million. Of this gain, $12.5 million is included in discontinued operations and $185,000 is included in other revenue. Included in the 43 properties was one property leased by one of our tenants that we exchanged for another property owned by that tenant (see note 13-H).

12.       Fair Value of Financial Instruments

We believe that the carrying values reflected in the consolidated balance sheets at December 31, 2006 and 2005 reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for the line of credit payable and notes payable. In making these assessments, we used estimates. The fair value of the line of credit payable approximates its carrying value because its terms are similar to those available in the market place at the balance sheet date. The estimated fair value of the notes payable at December 31, 2006 is $921.9 million and at December 31, 2005 is $755.0 million, based upon the closing market price per note or indicative price per each note at December 31, 2006 and 2005, respectively.

13.       Supplemental Disclosures of Cash Flow Information

Interest paid in 2006 was $52.4 million, in 2005 was $36.4 million and in 2004 was $31.3 million.

Interest capitalized to properties under development in 2006 was $2.2 million, in 2005 was $1.9 million and in 2004 was $531,000.

Income taxes paid by Realty Income and Crest in 2006 were $775,000, in 2005 were $1.4 million and in 2004 were $6.9 million.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.           Stock based compensation for 2006 was $3.0 million, for 2005 was $2.2 million and for 2004 was $1.4 million.

B.             In 2006, we exchanged one of our properties for a different property that was leased to the same tenant. As part of this transaction, accumulated depreciation was reduced by $67,000 and a gain of $67,000 was recorded. The original cost of and the value received for property exchanged was $900,000. This transaction had no impact to land or building and improvements.

C.             In 2006, we received shares of a public company as settlement of a bankruptcy claim associated with a former tenant. We recorded a value of $207,000, which is in other revenue, based on the closing market price of these shares on December 31, 2006 and included them in other assets on our consolidated balance sheet at December 31, 2006. The shares were sold in January 2007.

D.            In 2005, Crest sold a property for $2.8 million and issued a mortgage note of $1.3 million, which was paid in full in February 2006 and is included in other assets on our December 31, 2005 consolidated balance sheet.

E.              In 2004, we recorded an impairment of $716,000 on one property to reduce its carrying value to zero. This loss was the result of a dispute with the original owner and tenant in their bankruptcy proceeding. Our title insurance company failed to timely record the deed on this property upon our original acquisition, which resulted in a claim by the bankruptcy trustee that Realty Income did not have legal title to the property. In the second quarter of 2006, this issue was resolved and we obtained title to the property. At that time we reinstated the original carrying value adjusted for depreciation on our balance sheet and recorded other revenue of $716,000. We also reversed accrued liabilities and property expenses of $133,000 associated with this property. As part of the settlement, these costs became the responsibility of the title insurance company.

F.              In June 2004, when our Class B preferred stock was redeemed, we incurred a non-cash charge of $2.4 million for the excess of redemption value over the carrying value.

G.             In July 2004, when our Class C preferred stock was redeemed, we incurred a non-cash charge of $1.4 million for the excess of redemption value over the carrying value.

H.            In 2004, we exchanged one of our properties for a different property that was leased to the same tenant. As part of this transaction, land was reduced by $160,000, building was increased by $78,000, and accumulated depreciation was decreased by $82,000.

I.                 Accrued costs on properties under development resulted in an increase in buildings and accounts payable of $1.7 million in 2006. In 2005, non-cash additions to properties resulted in an increase in buildings of $5.4 million and an increase in accounts payable of $5.1 million.

J.                Distributions payable on our balance sheets is comprised of the following declared distributions (dollars in thousands):

	2006	2005
Common stock distributions	$12,745	$9,729
Preferred stock dividends	2,351	392

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

15.       Common Stock Incentive Plan

In 2003, our Board of Directors adopted and our stockholders approved the 2003 Incentive Award Plan of Realty Income Corporation (the “Stock Plan”) to enable us to attract and retain the services of directors, employees and consultants, considered essential to our long-term success, by offering them an opportunity to own stock in Realty Income and/or rights that will reflect our growth, development and financial success.  The Stock Plan was amended and restated by our Board of Directors in February 2006. Under the terms of this plan, the aggregate number of shares of our common stock subject to options, stock purchase rights (SPR), stock appreciation rights (SAR) and other awards will be no more than 3,428,000 shares. The maximum number of shares that may be subject to options, stock purchase rights, stock appreciation rights and other awards granted under the plan to any individual in any calendar year may not exceed 1,600,000 shares. This plan has a term of 10 years from the date it was adopted by our Board of Directors, which was March 12, 2003. To date, we have not issued any SPR or SAR.

The amount of share-based compensation costs charged against income during 2006 were $3.0 million, during 2005 were $2.2 million and during 2004 were $1.4 million.

Stock options were granted with an exercise price equal to the underlying stock’s fair market value at the date of grant. Stock options expire ten years from the date they are granted and vest over service periods of one, three, four and five years. No stock options were granted in 2006, 2005 or 2004.

The following table summarizes our stock option activity for the years ended December 31:

	2006		2005		2004
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding options, beginning of year	135,348	$13.02	176,130	$13.01	247,756	$12.53
Options exercised	(28,696)	12.86	(40,352)	12.93	(67,648)	11.16
Options forfeited	(284)	14.70	(430)	14.70	(3,978)	14.70
Outstanding options, end of year	106,368	$13.06	135,348	$13.02	176,130	$13.01

Options exercisable, end of year	106,368	$13.06	119,924	$12.87	153,206	$12.75

At December 31, 2006, the options outstanding and exercisable had exercise prices ranging from $10.63 to $14.70, with a weighted average price of $13.06, and expiration dates ranging from June 2007 to December 2011 with a weighted average remaining term of 2.6 years.

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $268,000, $377,000 and $480,000, respectively. The total intrinsic value of options vested during the years ended December 31, 2006, 2005 and 2004 was $143,000, $67,000 and $101,000, respectively. The aggregate intrinsic value of options outstanding was $1.6 million, $1.2 million and $2.2 million at December 31, 2006, 2005 and 2004, respectively. The aggregate intrinsic value of options exercisable at December 31, 2006, 2005 and 2004 was $1.6 million, $1.1 million and $1.9 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock at December 31 of each year exceeds the price of the option. The market value of the Company’s stock was $27.70, $21.62 and $25.29 at December 31, 2006, 2005 and 2004, respectively.

The following table summarizes our common stock grant activity under our Stock Plan for the years 2006, 2005 and 2004. The grants vest over periods ranging from immediately to 10 years.

	2006		2005		2004
	Number of shares	Weighted average grant price(1)	Number of shares	Weighted average grant price(1)	Number of shares	Weighted average grant price(1)
Outstanding nonvested shares, beginning of year	788,722	$17.83	626,868	$14.98	475,721	$13.70
Shares granted	210,332	21.72	306,241	25.20	218,180	19.94
Shares vested	(125,879)	20.39	(92,811)	16.69	(64,116)	15.16
Shares forfeited	(4,449)	21.35	(51,576)	17.31	(2,370)	18.65

Outstanding nonvested shares, end of year	868,726	$17.96	788,722	$17.83	626,868	$14.98

(1)          Grant date fair value.

During 2006, we granted 210,332 shares of common stock under the Stock Plan. These shares vest over the following service periods: 16,000 vested upon issuance, 4,000 vest over a service period of one year, 4,000 vest over a service period of four years, 15,000 vest over a service period of five years and 171,332 vest over a service period of 10 years.

As of December 31, 2006, the remaining unamortized stock compensation expense totaled $15.6 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and the Company have a mutual understanding of the key terms and condition of the award and the recipient of the grant begins to benefit from, or be adversely affected by subsequent changes in the price of the shares.

The effect of pre-vesting forfeitures on our recorded expense has historically been negligible. Any future pre-vesting forfeitures are also expected to be negligible and we will record the benefit related to such forfeitures as they occur. Under the terms of the Stock Plan, we pay non-refundable dividends to the holders of our nonvested shares. Under Statement No. 123R, the dividends paid to holders of these nonvested shares should be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. Given the negligible historical and prospective forfeiture rate determined by us, we did not record any amount to compensation expense, related to dividends paid, for 2006, nor do we expect to record any amounts in future periods.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of December 31, 2006 (dollars in thousands):

	Revenue
For the years ended December 31,	2006	2005	2004

Segment rental revenue:
Automotive parts	$6,716	$6,750	$6,744
Automotive service	16,495	15,083	13,320
Automotive tire services	14,501	13,821	13,346
Child care	24,649	24,819	24,787
Convenience stores	38,284	36,712	33,409
Drug stores	6,986	5,593	243
Health and fitness	10,212	7,212	6,919
Home furnishings	7,463	7,346	7,327
Home improvement	7,996	2,129	2,115
Motor vehicle dealerships	8,217	5,060	859
Restaurants	28,292	17,988	16,196
Sporting goods	6,829	6,747	5,939
Theaters	22,905	10,139	6,052
17 non-reportable segments(1)	38,513	36,267	34,777
Other revenue	2,042	354	1,029

Total revenue	$240,100	$196,020	$173,062

(1)  Crest’s revenues appear in “income from discontinued operations, real estate acquired for resale by Crest” and is not included in this table.

Assets, as of December 31,	2006	2005

Segment net real estate:
Automotive parts	$37,608	$39,550
Automotive service	104,089	108,036
Automotive tire services	211,784	127,879
Child care	96,263	101,950
Convenience stores	335,169	342,734
Drug stores	78,347	65,846
Health and fitness	102,718	87,426
Home furnishings	54,376	56,218
Home improvement	71,474	17,846
Motor vehicle dealerships	104,122	71,035
Restaurants	540,136	166,231
Sporting goods	56,291	57,913
Theaters	272,135	250,214
Crest	137,439	45,509
17 other non-reportable segments	283,130	263,659

Total segment net real estate	2,485,081	1,802,046
Other intangible assets – Drug stores	7,629	8,489
Other intangible assets – Theaters	2,801	1,419
Other corporate assets	50,997	109,034

Total assets	$2,546,508	$1,920,988

17.       Commitments and Contingencies

In the ordinary course of our business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At December 31, 2006, we have committed to pay estimated unfunded development costs of $16.4 million on properties under development. In addition, we have contingent payments for tenant improvements and leasing costs of $806,000 as well as a $6.0 million commitment to fund the construction costs of two buildings, which are not currently under construction, and for which construction is dependent upon the tenant’s commitment to build the buildings prior to September 30, 2007.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED QUARTERLY FINANCIAL DATA

(dollars in thousands, except per share data)

(not covered by Report of Independent Registered Public Accounting Firm)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year (2)
2006 (1)
Total revenue	$55,156	$56,509	$59,297	$69,139	$240,100
Interest expense	13,198	11,930	12,530	13,706	51,363
Depreciation and amortization expense	13,512	14,791	14,632	16,557	59,492
Other expenses	5,336	5,270	6,521	6,052	23,180
Income from continuing operations	23,110	24,518	25,614	32,824	106,065
Income (loss) from discontinued operations	1,778	2,122	944	(128)	4,716
Net income	24,888	26,640	26,558	32,696	110,781
Net income available to common stockholders	22,537	24,289	24,207	28,386	99,419
Net income per common share:
Basic	0.27	0.28	0.27	0.29	1.11
Diluted	0.27	0.27	0.27	0.29	1.11
Dividends paid per common share	0.348750	0.350625	0.360250	0.377625	1.437250

2005 (1)
Total revenue	$46,431	$47,219	$48,877	$53,492	$196,020
Interest expense	9,058	9,793	10,228	11,869	40,949
Depreciation and amortization expense	10,709	11,146	11,218	13,133	46,206
Other expenses	5,120	4,917	5,370	4,709	20,116
Income from continuing operations	21,544	21,363	22,061	23,781	88,749
Income from discontinued operations	1,959	3,303	1,061	4,047	10,370
Net income	23,503	24,666	23,122	27,828	99,119
Net income available to common stockholders	21,152	22,315	20,771	25,477	89,716
Basic and diluted net income Per common share	0.27	0.28	0.26	0.31	1.12
Dividends paid per common share	0.330000	0.331875	0.337500	0.346875	1.346250

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

Item 9:             Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We have had no disagreements with our independent registered public accounting firm on accountancy or financial disclosure, nor have we changed accountants in the two most recent fiscal years.

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

As of and for the year ended December 31, 2006, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Submitted on February 20, 2007 by,

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

Item 9B:          Other Information

None.

PART III

Item 10:          Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Director Nominees” and “Officers of the Company” and “Compliance with Federal Securities Laws” will be included in the definitive proxy statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A. The Annual Meeting of Stockholders is presently scheduled to be held on May 15, 2007.

Item 11:          Executive Compensation

The information set forth under the caption “Executive Compensation” will be included in the definitive proxy statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

Item 12:          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” will be included in the definitive proxy statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

Item 13:          Certain Relationships and Related Transactions

The information set forth under the caption “Certain Transactions” will be included in the definitive proxy statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

Item 14:          Principal Accountant Fees and Services

The information set forth under the caption “Principal Accountant Fees and Services” will be included in the definitive proxy statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

PART IV

Item 15:          Exhibits and Financial Statement Schedules

A.        The following documents are filed as part of this report.

1.                             Financial Statements (see Item 8)

a.          Reports of Independent Registered Public Accounting Firm

b.         Consolidated Balance Sheets,
December 31, 2006 and 2005

c.          Consolidated Statements of Income,
Years ended December 31, 2006, 2005 and 2004

d.         Consolidated Statements of Stockholders’ Equity,
Years ended December 31, 2006, 2005 and 2004

e.          Consolidated Statements of Cash Flows,
Years ended December 31, 2006, 2005 and 2004

f.          Notes to Consolidated Financial Statements

g.         Consolidated Quarterly Financial Data,
(unaudited) for 2006 and 2005

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

3.          Exhibits

Articles of Incorporation and By-Laws

3.1                                 Articles of Incorporation of the Company, as amended by amendment No. 1 dated May 10, 2005 and amendment No. 2 dated May 10, 2005 (filed as exhibit 3.1 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference).

3.2                                 Bylaws of the Company, as amended by amendment No. 1 dated March 20, 2000 and amendment No. 2 dated June 15, 2005 (filed as exhibit 3.2 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference).

3.3                                 Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock (filed as exhibit 3.8 to the Company’s Form 8-A filed on May 25, 2004 and incorporated herein by reference).

3.4                                 Articles Supplementary to the Articles of Incorporation of the Company classifying and designating additional shares of the 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock (filed as exhibit 3.2 to the Company’s Form 8-K filed on October 19, 2004 and incorporated herein by reference).

3.5                                 Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 6.75% Class E Cumulative Redeemable Preferred Stock (filed as exhibit 3.5 to the Company’s Form 8-A filed on December 5, 2006 and incorporated herein by reference).

Instruments defining the rights of security holders, including indentures

4.1                                 Pricing Committee Resolutions (filed as exhibit 4.2 the Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

4.2                                 Form of 8.25% Notes due 2008 (filed as exhibit 4.3 to Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

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

4.5                                 Form of 5-3/8% Senior Notes due 2013 (filed as exhibit 4.2 to the Company’s Form 8-K, dated March 5, 2003 and incorporated herein by reference).

4.6                                 Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5-3/8% Senior Notes due 2013 (filed as exhibit 4.3 to the Company’s Form 8-K, dated March 5, 2003 and incorporated herein by reference).

4.7                                 Form of 5-1/2% Senior Notes due 2015 (filed as exhibit 4.2 to the Company’s Form 8-K, dated November 19, 2003 and incorporated herein by reference).

4.8                                 Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5-1/2% Senior Notes due 2015 (filed as exhibit 4.3 to the Company’s Form 8-K, dated November 19, 2003 and incorporated herein by reference).

4.9                                 Form of 5-7/8% Senior Notes due 2035 (filed as exhibit 4.2 to the Company’s Form 8-K, dated March 8, 2005 and incorporated herein by reference).

4.10                           Officer’s Certificate pursuant to section 301 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5-7/8% Senior Debentures due 2035 (filed as exhibit 4.3 to the Company’s Form 8-K, dated March 8, 2005 and incorporated herein by reference).

4.11                           Form of 5-3/8% Senior Notes due 2017 (filed as exhibit 4.2 to the Company’s Form 8-K, dated September 8, 2005 and incorporated herein by reference).

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

4.14                           Officer’s Certificate pursuant to section 301 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.95% Senior Notes due 2016 (filed as exhibit 4.3 to the Company’s Form 8-K, dated September 6, 2006 and incorporated herein by reference).

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

10.10                     2003 Stock Incentive Award Plan of Realty Income Corporation, as amended and restated February 21, 2006 (filed as exhibit 10.10 to the Company’s Form 10-K dated December 31, 2005 and incorporated herein by reference).

10.20                     First Amendment to Credit Agreement dated October 16, 2006 to the $300 million Credit Agreement dated June 17, 2005 (filed as exhibit 10.1 to the Company’s Form 8-K filed on November 3, 2006 and incorporated herein by reference).

Statement of Ratios

*12.1                    Statements re computation of ratios.

Subsidiaries and Consent

*21.1                    Subsidiaries of the Company as of January 1, 2007.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:	/s/THOMAS A. LEWIS	Date: February 20, 2007
Thomas A. Lewis
Vice Chairman of the Board of Directors,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/WILLIAM E. CLARK	Date: February 20, 2007
William E. Clark
Chairman of the Board of Directors

By:	/s/THOMAS A. LEWIS	Date: February 20, 2007
Thomas A. Lewis
Vice Chairman of the Board of Directors,
Chief Executive Officer
(Principal Executive Officer)

By:	/s/KATHLEEN R. ALLEN, Ph.D.	Date: February 20, 2007
Kathleen R. Allen, Ph.D.
Director

By:	/s/DONALD R. CAMERON	Date: February 20, 2007
Donald R. Cameron
Director

By:	/s/ROGER P. KUPPINGER	Date: February 20, 2007
Roger P. Kuppinger
Director

By:	/s/MICHAEL D. MCKEE	Date: February 20, 2007
Michael D. McKee
Director

By:	/s/RONALD L. MERRIMAN	Date: February 20, 2007
Ronald L. Merriman
Director

By:	/s/WILLARD H. SMITH JR	Date: February 20, 2007
Willard H. Smith Jr
Director

By:	/s/PAUL M. MEURER	Date: February 20, 2007
Paul M. Meurer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:	/s/GREGORY J. FAHEY	Date: February 20, 2007
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Apparel Stores
Little Rock	AR	1,079,232	2,594,956	34,285	52,746	1,079,232	2,681,987	3,761,219	885,968		07/21/98	300
Mesa	AZ	619,035	867,013	None	43,447	619,035	910,460	1,529,495	294,481		02/11/99	300
Danbury	CT	1,083,296	6,217,688	40,544	6	1,083,296	6,258,238	7,341,534	2,328,749		09/30/97	300
Manchester	CT	1,250,464	5,917,037	3,555	None	1,250,464	5,920,592	7,171,056	2,080,867		03/26/98	300
Manchester	CT	771,660	3,653,539	1,661	None	771,660	3,655,200	4,426,860	1,284,775		03/26/98	300
Staten Island	NY	4,202,093	3,385,021	None	898	4,202,093	3,385,919	7,588,012	1,190,804		03/26/98	300

Automotive Collision Services
Highlands Ranch	CO	583,289	2,139,057	None	None	583,289	2,139,057	2,722,346	231,020	03/25/04	08/11/03	300
Littleton	CO	601,388	2,169,898	None	None	601,388	2,169,898	2,771,286	87,584	02/02/06	11/12/04	300
Parker	CO	678,768	2,100,854	None	None	678,768	2,100,854	2,779,622	233,641	02/20/04	07/03/03	300
Thornton	CO	693,323	1,896,616	None	None	693,323	1,896,616	2,589,939	152,916	10/05/04	10/15/03	300
Cumming	GA	661,624	1,822,363	None	None	661,624	1,822,363	2,483,987	235,201	09/18/03	12/31/02	300
Douglasville	GA	679,868	1,935,515	None	None	679,868	1,935,515	2,615,383	255,549	08/11/03	12/30/02	300
Morrow	GA	725,948	1,846,315	None	None	725,948	1,846,315	2,572,263	249,187	07/07/03	08/30/02	300
Peachtree City	GA	1,190,380	689,284	None	None	1,190,380	689,284	1,879,664	109,979	12/16/02	09/19/02	300
Ham Lake	MN	192,610	1,930,958	None	None	192,610	1,930,958	2,123,568	157,907	07/01/04	10/31/03	300
Cary	NC	610,389	1,492,235	None	None	610,389	1,492,235	2,102,624	37,306		05/25/06	300
Durham	NC	680,969	1,323,140	None	None	680,969	1,323,140	2,004,109	33,079		05/25/06	300
Wilmington	NC	378,813	1,150,679	None	None	378,813	1,150,679	1,529,492	66,170	07/15/05	12/21/04	300
Bartlett	TN	648,526	1,960,733	None	None	648,526	1,960,733	2,609,259	160,348	08/03/04	10/27/03	300

Automotive Parts
Millbrook	AL	108,000	518,741	None	65	108,000	518,806	626,806	165,029	12/10/98	01/21/99	300
Montgomery	AL	254,465	502,350	None	None	254,465	502,350	756,815	171,634		06/30/98	300
Blytheville	AR	137,913	509,447	6,000	None	137,913	515,447	653,360	180,060		06/30/98	300
Osceola	AR	88,759	520,047	None	None	88,759	520,047	608,806	177,681		06/30/98	300
Wynne	AR	70,000	547,576	26,595	None	70,000	574,171	644,171	192,983	11/10/98	02/24/99	300
Phoenix	AZ	231,000	513,057	None	88	231,000	513,145	744,145	383,234		11/09/87	300
Phoenix	AZ	71,750	159,359	None	88	71,750	159,447	231,197	119,061		11/19/87	300
Phoenix	AZ	222,950	495,178	None	88	222,950	495,266	718,216	333,752		11/02/89	300
Tucson	AZ	194,250	431,434	None	176	194,250	431,610	625,860	323,752		10/30/87	300
Grass Valley	CA	325,000	384,955	None	None	325,000	384,955	709,955	279,128		05/20/88	300
Jackson	CA	300,000	390,849	None	None	300,000	390,849	690,849	281,709		05/17/88	300
Sacramento	CA	210,000	466,419	None	None	210,000	466,419	676,419	348,361		11/25/87	300
Turlock	CA	222,250	493,627	None	None	222,250	493,627	715,877	367,056		12/30/87	300
Canon City	CO	66,500	147,699	None	146	66,500	147,845	214,345	110,339		11/12/87	300
Denver	CO	141,400	314,056	None	146	141,400	314,202	455,602	234,587		11/18/87	300
Denver	CO	315,000	699,623	None	None	315,000	699,623	1,014,623	508,766		05/16/88	300
Denver	CO	283,500	629,666	None	None	283,500	629,666	913,166	457,893		05/27/88	300
Littleton	CO	252,925	561,758	None	146	252,925	561,904	814,829	414,049		02/12/88	300
Smyrna	DE	232,273	472,855	None	None	232,273	472,855	705,128	158,407		08/07/98	300
Council Bluffs	IA	194,355	431,668	None	6	194,355	431,674	626,029	313,914		05/19/88	300
Boise	ID	158,400	351,812	None	131	158,400	351,943	510,343	255,905		05/06/88	300
Boise	ID	190,080	422,172	None	131	190,080	422,303	612,383	307,070		05/06/88	300
Coeur D’Alene	ID	165,900	368,468	None	None	165,900	368,468	534,368	277,638		09/21/87	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Lewiston	ID	138,950	308,612	None	None	138,950	308,612	447,562	232,537		09/16/87	300
Moscow	ID	117,250	260,417	None	None	117,250	260,417	377,667	196,222		09/14/87	300
Nampa	ID	183,743	408,101	None	250	183,743	408,351	592,094	296,933		05/06/88	300
Twin Falls	ID	190,080	422,172	None	131	190,080	422,303	612,383	307,070		05/06/88	300
Peoria	IL	193,868	387,737	None	230	193,868	387,967	581,835	157,190		11/26/96	300
Brazil	IN	183,952	453,831	None	None	183,952	453,831	637,783	141,438		03/31/99	300
Muncie	IN	148,901	645,235	None	645	148,901	645,880	794,781	261,492		11/26/96	300
Princeton	IN	134,209	560,113	None	None	134,209	560,113	694,322	174,563		03/31/99	300
Vincennes	IN	185,312	489,779	None	None	185,312	489,779	675,091	152,642		03/31/99	300
Kansas City	KS	185,955	413,014	None	None	185,955	413,014	598,969	300,345		05/13/88	300
Kansas City	KS	222,000	455,881	None	None	222,000	455,881	677,881	331,479		05/16/88	300
Alma	MI	155,000	600,282	None	None	155,000	600,282	755,282	183,025	04/29/99	02/10/99	300
Lansing	MI	265,000	574,931	23,134	None	265,000	598,065	863,065	185,184	04/30/99	12/03/98	300
Sturgis	MI	109,558	550,274	None	None	109,558	550,274	659,832	176,982		12/30/98	300
Independence	MO	210,643	467,844	None	93	210,643	467,937	678,580	319,132		07/31/89	300
Kansas City	MO	210,070	466,571	None	93	210,070	466,664	676,734	339,338		05/13/88	300
Kansas City	MO	168,350	373,910	None	93	168,350	374,003	542,353	271,955		05/26/88	300
Batesville	MS	190,124	485,670	None	None	190,124	485,670	675,794	164,318		07/27/98	300
Horn Lake	MS	142,702	514,779	None	None	142,702	514,779	657,481	175,881		06/30/98	300
Jackson	MS	248,483	572,522	None	None	248,483	572,522	821,005	163,180		11/16/99	300
Richland	MS	243,565	558,645	None	None	243,565	558,645	802,210	157,366		12/21/99	300
Missoula	MT	163,100	362,249	None	None	163,100	362,249	525,349	271,755		10/30/87	300
Kearney	NE	173,950	344,393	None	None	173,950	344,393	518,343	223,972		05/01/90	300
Omaha	NE	196,000	435,321	None	None	196,000	435,321	631,321	316,566		05/26/88	300
Omaha	NE	199,100	412,042	None	6	199,100	412,048	611,148	298,850		05/27/88	300
Albuquerque	NM	80,500	178,794	None	None	80,500	178,794	259,294	134,129		10/29/87	300
Rio Rancho	NM	211,577	469,923	None	None	211,577	469,923	681,500	346,341		02/26/88	300
Santa Fe	NM	70,000	155,473	None	32	70,000	155,505	225,505	116,641		10/29/87	300
Las Vegas	NV	161,000	357,585	260,000	None	161,000	617,585	778,585	311,589		10/29/87	300
Reno	NV	456,000	562,344	None	None	456,000	562,344	1,018,344	408,885		05/26/88	300
Canton	OH	396,560	597,553	None	None	396,560	597,553	994,113	200,181		08/14/98	300
Hamilton	OH	183,000	515,727	None	None	183,000	515,727	698,727	159,135	04/07/99	12/03/98	300
Hubbard	OH	147,043	481,217	None	None	147,043	481,217	628,260	164,415		06/30/98	300
Albany	OR	152,250	338,153	None	218	152,250	338,371	490,621	255,934		08/24/87	300
Beaverton	OR	210,000	466,419	None	218	210,000	466,637	676,637	353,006		08/26/87	300
Oak Grove	OR	180,250	400,336	None	218	180,250	400,554	580,804	302,994		08/06/87	300
Portland	OR	190,750	423,664	None	218	190,750	423,882	614,632	320,649		08/12/87	300
Portland	OR	147,000	326,493	None	218	147,000	326,711	473,711	247,109		08/26/87	300
Portland	OR	210,000	466,412	None	218	210,000	466,630	676,630	351,456		09/01/87	300
Salem	OR	136,500	303,170	None	218	136,500	303,388	439,888	229,458		08/20/87	300
Butler	PA	339,929	633,078	5,684	None	339,929	638,762	978,691	217,766		08/07/98	300
Dover	PA	265,112	593,341	None	None	265,112	593,341	858,453	202,724		06/30/98	300
Enola	PA	220,228	546,026	None	None	220,228	546,026	766,254	177,465		11/10/98	300
Hanover	PA	132,500	719,511	None	None	132,500	719,511	852,011	212,415	07/26/99	05/13/99	300
Harrisburg	PA	327,781	608,291	None	None	327,781	608,291	936,072	207,831		06/30/98	300
Harrisburg	PA	283,417	352,473	None	None	283,417	352,473	635,890	116,908		09/30/98	300
Lancaster	PA	199,899	774,838	10,913	None	199,899	785,751	985,650	263,270		08/14/98	300
New Castle	PA	180,009	525,774	3,860	None	180,009	529,634	709,643	183,498		06/30/98	300
Reading	PA	379,000	658,722	10,100	None	379,000	668,822	1,047,822	201,217	06/09/99	12/04/98	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Columbia	TN	273,120	431,716	None	None	273,120	431,716	704,836	130,233		06/30/99	300
Memphis	TN	197,708	507,647	None	248	197,708	507,895	705,603	168,396		09/30/98	300
Amarillo	TX	140,000	419,734	None	None	140,000	419,734	559,734	299,636		09/12/88	300
El Paso	TX	66,150	146,922	None	None	66,150	146,922	213,072	110,219		10/27/87	300
El Paso	TX	56,350	125,156	None	None	56,350	125,156	181,506	93,890		10/27/87	300
Lubbock	TX	42,000	93,284	None	98	42,000	93,382	135,382	70,035		10/26/87	300
Lubbock	TX	49,000	108,831	None	None	49,000	108,831	157,831	81,644		10/29/87	300
Midland	TX	45,500	101,058	None	4	45,500	101,062	146,562	75,814		10/27/87	300
Provo	UT	125,395	278,507	None	523	125,395	279,030	404,425	184,824		01/25/90	300
Bellevue	WA	185,500	411,997	None	225	185,500	412,222	597,722	311,894		08/06/87	300
Bellingham	WA	168,000	373,133	None	117	168,000	373,250	541,250	282,395		08/20/87	300
Hazel Dell	WA	168,000	373,135	None	None	168,000	373,135	541,135	269,569		05/23/88	300
Kenmore	WA	199,500	443,098	None	225	199,500	443,323	642,823	335,432		08/20/87	300
Kennewick	WA	161,350	358,365	None	131	161,350	358,496	519,846	271,280		08/26/87	300
Kent	WA	199,500	443,091	None	117	199,500	443,208	642,708	335,340		08/06/87	300
Lacey	WA	171,150	380,125	None	117	171,150	380,242	551,392	287,687		08/13/87	300
Lakewood	WA	191,800	425,996	None	225	191,800	426,221	618,021	322,489		08/18/87	300
Marysville	WA	168,000	373,135	None	117	168,000	373,252	541,252	282,398		08/20/87	300
Moses Lake	WA	138,600	307,831	None	None	138,600	307,831	446,431	232,969		08/12/87	300
Pasco	WA	161,700	359,142	None	131	161,700	359,273	520,973	271,868		08/18/87	300
Puyallup	WA	173,250	384,795	None	249	173,250	385,044	558,294	290,036		09/15/87	300
Redmond	WA	196,000	435,317	None	225	196,000	435,542	631,542	328,101		09/17/87	300
Renton	WA	185,500	412,003	None	225	185,500	412,228	597,728	310,533		09/15/87	300
Richland	WA	161,700	359,142	None	131	161,700	359,273	520,973	271,868		08/13/87	300
Seattle	WA	162,400	360,697	None	225	162,400	360,922	523,322	273,071		08/20/87	300
Silverdale	WA	183,808	419,777	None	117	183,808	419,894	603,702	316,305		09/16/87	300
Spokane	WA	66,150	146,921	None	None	66,150	146,921	213,071	109,733		11/18/87	300
Tacoma	WA	189,000	419,777	None	117	189,000	419,894	608,894	317,696		08/25/87	300
Tacoma	WA	196,000	435,324	None	117	196,000	435,441	631,441	326,580		10/15/87	300
Vancouver	WA	180,250	400,343	None	215	180,250	400,558	580,808	302,997		08/20/87	300
Walla Walla	WA	170,100	377,793	None	None	170,100	377,793	547,893	285,917		08/06/87	300
Wenatchee	WA	148,400	329,602	None	None	148,400	329,602	478,002	249,446		08/25/87	300

Automotive Service
Flagstaff	AZ	144,821	417,485	None	None	144,821	417,485	562,306	139,442	04/11/02	08/29/97	300
Mesa	AZ	210,620	475,072	None	None	210,620	475,072	685,692	87,884		05/14/02	300
Phoenix	AZ	189,341	546,984	None	None	189,341	546,984	736,325	101,192		05/14/02	300
Phoenix	AZ	384,608	279,824	None	None	384,608	279,824	664,432	51,765		05/14/02	300
Sierra Vista	AZ	175,114	345,508	None	None	175,114	345,508	520,622	63,917		05/14/02	300
Tucson	AZ	226,596	437,972	None	None	226,596	437,972	664,568	81,023		05/14/02	300
Bakersfield	CA	65,165	206,927	None	None	65,165	206,927	272,092	38,280		05/14/02	300
Chula Vista	CA	313,293	409,654	None	16	313,293	409,670	722,963	174,116	05/01/96	01/19/96	300
Dublin	CA	415,620	1,153,928	None	None	415,620	1,153,928	1,569,548	213,475		05/14/02	300
Folsom	CA	471,813	325,610	None	None	471,813	325,610	797,423	60,236		05/14/02	300
Indio	CA	264,956	265,509	None	None	264,956	265,509	530,465	49,117		05/14/02	300
Los Angeles	CA	580,446	158,876	None	None	580,446	158,876	739,322	29,390		05/14/02	300
Oxnard	CA	186,980	198,236	None	None	186,980	198,236	385,216	36,672		05/14/02	300
Simi Valley	CA	213,920	161,012	None	None	213,920	161,012	374,932	29,785		05/14/02	300
Vacaville	CA	358,067	284,931	None	None	358,067	284,931	642,998	52,710		05/14/02	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Broomfield	CO	154,930	503,626	None	450	154,930	504,076	659,006	209,365	08/22/96	03/15/96	300
Denver	CO	79,717	369,587	None	41	79,717	369,628	449,345	324,446		10/08/85	300
Thornton	CO	276,084	415,464	None	205	276,084	415,669	691,753	165,500	12/31/96	10/31/96	300
Hartford	CT	248,540	482,460	None	None	248,540	482,460	731,000	198,613		09/30/96	300
Southington	CT	225,882	672,910	None	None	225,882	672,910	898,792	256,716		06/06/97	300
Vernon	CT	81,529	300,518	None	None	81,529	300,518	382,047	54,594		06/27/02	300
Carol City	FL	163,239	262,726	None	None	163,239	262,726	425,965	47,729		06/27/02	300
Jacksonville	FL	76,585	355,066	6,980	124	76,585	362,170	438,755	309,474		12/23/85	300
Lauderdale Lakes	FL	65,987	305,931	None	None	65,987	305,931	371,918	264,370		02/19/86	300
Orange City	FL	99,613	139,008	None	None	99,613	139,008	238,621	25,714		05/14/02	300
Seminole	FL	68,000	315,266	None	124	68,000	315,390	383,390	274,493		12/23/85	300
Sunrise	FL	80,253	372,070	None	None	80,253	372,070	452,323	321,938		02/14/86	300
Tampa	FL	70,000	324,538	None	162	70,000	324,700	394,700	282,572		12/27/85	300
Tampa	FL	67,000	310,629	None	124	67,000	310,753	377,753	270,457		12/27/85	300
Tampa	FL	86,502	401,041	None	141	86,502	401,182	487,684	340,178		07/23/86	300
Atlanta	GA	55,840	258,889	None	130	55,840	259,019	314,859	226,242		11/27/85	300
Bogart	GA	66,807	309,733	None	None	66,807	309,733	376,540	269,619		12/20/85	300
Douglasville	GA	214,771	129,519	None	None	214,771	129,519	344,290	23,959		05/14/02	300
Duluth	GA	222,275	316,925	None	151	222,275	317,076	539,351	114,122	10/24/97	06/20/97	300
Duluth	GA	290,842	110,056	None	None	290,842	110,056	400,898	20,358		05/14/02	300
Gainesville	GA	53,589	248,452	None	None	53,589	248,452	302,041	216,274		12/19/85	300
Kennesaw	GA	266,865	139,425	None	None	266,865	139,425	406,290	25,792		05/14/02	300
Marietta	GA	60,900	293,461	None	124	60,900	293,585	354,485	255,521		12/26/85	300
Marietta	GA	69,561	346,024	None	356	69,561	346,380	415,941	295,106		06/03/86	300
Norcross	GA	244,124	151,831	None	None	244,124	151,831	395,955	28,087		05/14/02	300
Riverdale	GA	58,444	270,961	None	None	58,444	270,961	329,405	235,011		01/15/86	300
Rome	GA	56,454	261,733	None	None	56,454	261,733	318,187	227,835		12/19/85	300
Snellville	GA	253,316	132,124	None	None	253,316	132,124	385,440	24,441		05/14/02	300
Tucker	GA	78,646	364,625	None	5,237	78,646	369,862	448,508	318,360		12/18/85	300
Arlington Hts	IL	441,437	215,983	None	None	441,437	215,983	657,420	39,955		05/14/02	300
Chicago	IL	329,076	255,294	None	None	329,076	255,294	584,370	47,227		05/14/02	300
Round Lake Beach	IL	472,132	236,585	None	None	472,132	236,585	708,717	43,766		05/14/02	300
Westchester	IL	421,239	184,812	None	None	421,239	184,812	606,051	34,188		05/14/02	300
Anderson	IN	232,170	385,661	None	163	232,170	385,824	617,994	139,487		12/19/97	300
Indianapolis	IN	231,384	428,307	None	None	231,384	428,307	659,691	176,320		09/27/96	300
Michigan City	IN	392,638	297,650	(3,065)	None	392,638	294,585	687,223	55,064		05/14/02	300
Warsaw	IN	140,893	228,116	None	None	140,893	228,116	369,009	42,200		05/14/02	300
Olathe	KS	217,995	367,055	None	None	217,995	367,055	585,050	141,313	04/22/97	11/11/96	300
Louisville	KY	56,054	259,881	None	64	56,054	259,945	315,999	226,240		12/17/85	300
Newport	KY	323,511	289,017	None	None	323,511	289,017	612,528	107,363		09/17/97	300
Billerica	MA	399,043	462,240	None	None	399,043	462,240	861,283	179,405		04/02/97	300
East Falmouth	MA	191,302	340,539	None	None	191,302	340,539	531,841	62,998		05/14/02	300
East Wareham	MA	149,680	278,669	None	None	149,680	278,669	428,349	51,551		05/14/02	300
Fairhaven	MA	138,957	289,294	None	None	138,957	289,294	428,251	53,517		05/14/02	300
Gardner	MA	138,990	289,361	None	None	138,990	289,361	428,351	53,529		05/14/02	300
Hyannis	MA	180,653	458,522	None	None	180,653	458,522	639,175	83,298		06/27/02	300
Lenox	MA	287,769	535,273	None	None	287,769	535,273	823,042	166,815		03/31/99	300
Newburyport	MA	274,698	466,449	None	None	274,698	466,449	741,147	84,738		06/27/02	300
North Reading	MA	180,546	351,161	None	None	180,546	351,161	531,707	64,962		05/14/02	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Orleans	MA	138,212	394,065	None	None	138,212	394,065	532,277	72,900		05/14/02	300
Aberdeen	MD	223,617	225,605	None	None	223,617	225,605	449,222	40,985		06/27/02	300
Capital Heights	MD	547,173	219,979	(12,319)	None	547,173	207,660	754,833	40,692		05/14/02	300
Clinton	MD	70,880	328,620	None	459	70,880	329,079	399,959	287,620		11/15/85	300
Lexington Park	MD	111,396	335,288	(7,600)	None	111,396	327,688	439,084	62,025		05/14/02	300
Kalamazoo	MI	391,745	296,975	(2,196)	None	391,745	294,779	686,524	54,939		05/14/02	300
Portage	MI	402,409	286,441	(2,112)	None	402,409	284,329	686,738	52,990		05/14/02	300
Southfield	MI	275,952	350,765	None	None	275,952	350,765	626,717	64,890		05/14/02	300
Troy	MI	214,893	199,299	None	None	214,893	199,299	414,192	36,869		05/14/02	300
Minneapolis	MN	58,000	268,903	None	333	58,000	269,236	327,236	234,245		12/18/85	300
St. Cloud	MN	203,338	258,626	None	None	203,338	258,626	461,964	46,984		06/27/02	300
Independence	MO	297,641	233,152	None	None	297,641	233,152	530,793	93,649		12/20/96	300
Asheville	NC	441,746	242,565	None	None	441,746	242,565	684,311	44,872		05/14/02	300
Charlotte	NC	508,100	457,295	None	None	508,100	457,295	965,395	66,308		05/27/03	300
Concord	NC	237,688	357,976	None	5,668	237,688	363,644	601,332	123,718		11/05/97	300
Durham	NC	354,676	361,203	3,400	351	354,676	364,954	719,630	135,582	08/29/97	03/31/97	300
Durham	NC	55,074	255,336	None	121	55,074	255,457	310,531	223,398		11/13/85	300
Fayetteville	NC	224,326	257,733	None	None	224,326	257,733	482,059	93,196		12/03/97	300
Greensboro	NC	286,068	244,606	None	None	286,068	244,606	530,674	45,244		05/14/02	300
Matthews	NC	295,580	338,472	10,000	16,251	295,580	364,723	660,303	125,452	08/28/98	02/27/98	300
Pineville	NC	254,460	355,630	None	151	254,460	355,781	610,241	132,255	08/28/97	04/16/97	300
Raleigh	NC	218,294	319,334	3,905	1,156	218,294	324,395	542,689	117,447	08/01/02	06/20/97	300
Raleigh	NC	89,145	413,301	None	94	89,145	413,395	502,540	362,418		10/28/85	300
Raleigh	NC	398,694	263,621	None	None	398,694	263,621	662,315	97,065		10/01/97	300
Salisbury	NC	235,614	150,592	None	None	235,614	150,592	386,206	27,857		05/14/02	300
Lincoln	NE	337,138	316,958	None	None	337,138	316,958	654,096	58,634		05/14/02	300
Edison	NJ	448,936	238,773	None	None	448,936	238,773	687,709	44,169		05/14/02	300
Glassboro	NJ	182,013	312,480	None	None	182,013	312,480	494,493	56,767		06/27/02	300
Hamilton Square	NJ	422,477	291,555	None	None	422,477	291,555	714,032	53,934		05/14/02	300
Hamilton Township	NJ	265,238	298,167	None	None	265,238	298,167	563,405	55,157		05/14/02	300
Randolph	NJ	452,629	390,163	None	None	452,629	390,163	842,792	72,178		05/14/02	300
Westfield	NJ	705,337	288,720	None	None	705,337	288,720	994,057	53,409		05/14/02	300
Woodbury	NJ	212,788	320,283	None	None	212,788	320,283	533,071	59,249		05/14/02	300
Las Vegas	NV	326,879	359,101	None	None	326,879	359,101	685,980	66,432		05/14/02	300
Las Vegas	NV	316,441	369,768	None	None	316,441	369,768	686,209	68,405		05/14/02	300
Las Vegas	NV	252,169	562,715	None	None	252,169	562,715	814,884	104,100		05/14/02	300
Sparks	NV	326,813	306,311	None	None	326,813	306,311	633,124	56,665		05/14/02	300
Albion	NY	170,589	317,424	None	None	170,589	317,424	488,013	98,922		03/31/99	300
Dansville	NY	181,664	337,991	None	None	181,664	337,991	519,655	105,332		03/31/99	300
East Amherst	NY	260,708	484,788	None	None	260,708	484,788	745,496	151,084		03/31/99	300
East Syracuse	NY	250,609	466,264	None	None	250,609	466,264	716,873	145,308		03/31/99	300
Johnson City	NY	242,863	451,877	None	None	242,863	451,877	694,740	140,824		03/31/99	300
Wellsville	NY	161,331	300,231	None	None	161,331	300,231	461,562	93,564		03/31/99	300
West Amherst	NY	268,692	499,619	None	None	268,692	499,619	768,311	155,706		03/31/99	300
Akron	OH	139,126	460,334	None	None	139,126	460,334	599,460	171,053		09/18/97	300
Beaver Creek	OH	349,091	251,127	None	None	349,091	251,127	600,218	23,020		09/17/04	300
Beavercreek	OH	205,000	492,538	None	None	205,000	492,538	697,538	192,910	02/13/97	09/09/96	300
Canal Winchester	OH	443,751	825,491	None	None	443,751	825,491	1,269,242	131,748		08/21/02	300
Centerville	OH	305,000	420,448	None	None	305,000	420,448	725,448	175,888	07/24/96	06/28/96	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Cincinnati	OH	211,185	392,210	None	None	211,185	392,210	603,395	49,026		11/03/03	300
Cincinnati	OH	305,556	244,662	None	None	305,556	244,662	550,218	22,427		09/17/04	300
Cincinnati	OH	589,286	160,932	None	None	589,286	160,932	750,218	14,752		09/17/04	300
Cincinnati	OH	159,375	265,842	None	None	159,375	265,842	425,217	24,368		09/17/04	300
Cincinnati	OH	350,000	300,217	None	None	350,000	300,217	650,217	24,518		12/20/04	300
Cinncinati	OH	293,005	201,340	None	None	293,005	201,340	494,345	74,761		09/17/97	300
Cleveland	OH	215,111	216,517	None	None	215,111	216,517	431,628	39,334		06/27/02	300
Columbus	OH	71,098	329,627	None	195	71,098	329,822	400,920	289,470		10/02/85	300
Columbus	OH	75,761	351,247	None	168	75,761	351,415	427,176	308,075		10/24/85	300
Columbus	OH	190,000	260,162	None	None	190,000	260,162	450,162	23,848		09/17/04	300
Columbus	OH	214,737	85,425	None	None	214,737	85,425	300,162	7,830		09/17/04	300
Columbus	OH	432,110	386,553	None	None	432,110	386,553	818,663	56,049		05/27/03	300
Columbus	OH	466,696	548,133	None	None	466,696	548,133	1,014,829	79,478		05/27/03	300
Columbus	OH	337,679	272,484	None	None	337,679	272,484	610,163	24,977		09/17/04	300
Columbus	OH	371,429	278,734	None	None	371,429	278,734	650,163	25,550		09/17/04	300
Columbus	OH	245,036	470,468	None	None	245,036	470,468	715,504	207,790		12/22/95	300
Cuyahoga Falls	OH	253,750	271,400	None	None	253,750	271,400	525,150	24,878		09/17/04	300
Dayton	OH	70,000	324,538	None	271	70,000	324,809	394,809	284,668		10/31/85	300
Dublin	OH	437,887	428,046	None	None	437,887	428,046	865,933	62,065		05/27/03	300
Eastlake	OH	321,347	459,774	None	None	321,347	459,774	781,121	203,067		12/22/95	300
Fairfield	OH	323,408	235,024	None	None	323,408	235,024	558,432	87,292		09/17/97	300
Fairlawn	OH	280,000	270,150	None	None	280,000	270,150	550,150	24,763		09/17/04	300
Findlay	OH	283,515	397,004	None	None	283,515	397,004	680,519	143,587		12/24/97	300
Hamilton	OH	252,608	413,279	None	None	252,608	413,279	665,887	157,732	03/31/97	10/04/96	300
Huber Heights	OH	282,000	449,381	None	None	282,000	449,381	731,381	179,003	12/03/96	07/18/96	300
Lima	OH	241,132	114,085	None	None	241,132	114,085	355,217	10,457		09/17/04	300
Marion	OH	100,000	275,162	None	None	100,000	275,162	375,162	22,472		12/20/04	300
Mason	OH	310,990	405,373	None	None	310,990	405,373	716,363	58,778		05/27/03	300
Miamisburg	OH	63,996	296,701	None	None	63,996	296,701	360,697	260,450		10/08/85	300
Middleburg Hghts	OH	317,308	307,842	None	None	317,308	307,842	625,150	28,218		09/17/04	300
Milford	OH	353,324	269,997	None	None	353,324	269,997	623,321	100,308		09/18/97	300
Mt. Vernon	OH	216,115	375,357	None	None	216,115	375,357	591,472	135,754		12/30/97	300
Northwood	OH	65,978	263,912	None	1,179	65,978	265,091	331,069	264,254		09/12/86	180
Norwalk	OH	200,205	366,000	None	None	200,205	366,000	566,205	132,369		12/19/97	300
Parma	OH	268,966	381,184	None	None	268,966	381,184	650,150	34,942		09/17/04	300
Reynoldsburg	OH	267,750	497,371	None	None	267,750	497,371	765,121	45,592		09/15/04	300
Reynoldsburg	OH	374,000	176,162	None	None	374,000	176,162	550,162	16,148		09/17/04	300
S. Euclid	OH	337,593	451,944	None	None	337,593	451,944	789,537	65,532		05/27/03	300
Sandusky	OH	264,708	404,011	None	None	264,708	404,011	668,719	146,121		12/19/97	300
Solon	OH	794,305	222,797	None	None	794,305	222,797	1,017,102	32,306		05/27/03	300
Springboro	OH	191,911	522,902	None	None	191,911	522,902	714,813	204,644		03/07/97	300
Springfield	OH	320,000	280,217	None	None	320,000	280,217	600,217	25,686		09/17/04	300
Springfield	OH	189,091	136,127	None	None	189,091	136,127	325,218	12,478		09/17/04	300
Stow	OH	310,000	415,150	None	None	310,000	415,150	725,150	38,055		09/17/04	300
Toledo	OH	120,000	230,217	None	None	120,000	230,217	350,217	21,103		09/17/04	300
Toledo	OH	250,000	175,217	None	None	250,000	175,217	425,217	16,061		09/17/04	300
Toledo	OH	320,000	280,217	None	None	320,000	280,217	600,217	25,686		09/17/04	300
Toledo	OH	250,000	530,217	None	None	250,000	530,217	780,217	48,603		09/17/04	300
Toledo	OH	91,655	366,621	None	1,179	91,655	367,800	459,455	366,963		09/12/86	180

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Toledo	OH	73,408	293,632	None	1,179	73,408	294,811	368,219	293,973		09/12/86	180
West Chester	OH	446,449	768,644	None	None	446,449	768,644	1,215,093	105,433	06/27/03	03/11/03	300
Zanesville	OH	125,000	300,162	None	None	125,000	300,162	425,162	27,514		09/17/04	300
Midwest City	OK	106,312	333,551	None	None	106,312	333,551	439,863	111,821	08/06/98	08/08/97	300
The Village	OK	143,655	295,422	None	None	143,655	295,422	439,077	102,920	03/06/98	07/29/97	300
Portland	OR	251,499	345,952	None	None	251,499	345,952	597,451	58,811		09/26/02	300
Salem	OR	337,711	253,855	None	None	337,711	253,855	591,566	46,961		05/14/02	300
Bethel Park	PA	299,595	331,264	None	None	299,595	331,264	630,859	119,815		12/19/97	300
Bethlehem	PA	275,328	389,067	None	None	275,328	389,067	664,395	140,719		12/19/97	300
Bethlehem	PA	229,162	310,526	None	None	229,162	310,526	539,688	112,303		12/24/97	300
Bridgeville	PA	275,000	375,150	None	None	275,000	375,150	650,150	34,388		09/17/04	300
Coraopolis	PA	225,000	375,150	None	None	225,000	375,150	600,150	34,388		09/17/04	300
Harrisburg	PA	131,529	220,317	(2,515)	None	131,529	217,802	349,331	40,755		05/14/02	300
Monroeville	PA	275,000	250,150	None	None	275,000	250,150	525,150	22,930		09/17/04	300
Philadelphia	PA	858,500	877,744	None	None	858,500	877,744	1,736,244	476,886	05/19/95	12/05/94	300
Pittsburgh	PA	378,715	685,374	None	None	378,715	685,374	1,064,089	114,583	08/22/02	01/17/02	300
Pittsburgh	PA	175,000	300,150	None	None	175,000	300,150	475,150	27,513		09/17/04	300
Pittsburgh	PA	121,429	303,721	None	None	121,429	303,721	425,150	27,841		09/17/04	300
Pittsburgh	PA	219,938	408,466	None	None	219,938	408,466	628,404	51,058		11/03/03	300
Pittsburgh	PA	243,750	406,400	None	None	243,750	406,400	650,150	37,253		09/17/04	300
Pittsburgh	PA	208,333	416,817	None	None	208,333	416,817	625,150	38,208		09/17/04	300
Warminster	PA	323,847	216,999	(3,929)	None	323,847	213,070	536,917	40,141		05/14/02	300
Wexford	PA	284,375	240,775	None	None	284,375	240,775	525,150	22,071		09/17/04	300
York	PA	249,436	347,424	None	None	249,436	347,424	596,860	125,653		12/30/97	300
Charleston	SC	217,250	294,079	None	151	217,250	294,230	511,480	110,351	07/14/97	03/13/97	300
Columbia	SC	267,622	298,594	None	6,822	267,622	305,416	573,038	106,486	03/31/98	11/05/97	300
Greenville	SC	221,946	315,163	None	8,684	221,946	323,847	545,793	119,524	09/05/97	03/31/97	300
Lexington	SC	241,534	342,182	None	544	241,534	342,726	584,260	105,924		09/24/98	300
North Charleston	SC	174,980	341,466	None	15,319	174,980	356,785	531,765	125,152	08/06/98	03/12/98	300
Brentwood	TN	305,546	505,728	None	None	305,546	505,728	811,274	181,211	03/13/98	05/28/97	300
Hendersonville	TN	175,764	327,096	None	None	175,764	327,096	502,860	51,790		01/21/03	300
Hermitage	TN	204,296	172,695	None	None	204,296	172,695	376,991	31,946		05/14/02	300
Hermitage	TN	560,443	1,011,799	None	None	560,443	1,011,799	1,572,242	178,547	10/15/01	05/09/01	300
Madison	TN	175,769	327,068	None	None	175,769	327,068	502,837	51,786		01/21/03	300
Memphis	TN	108,094	217,079	None	None	108,094	217,079	325,173	40,157		05/14/02	300
Memphis	TN	214,110	193,591	None	None	214,110	193,591	407,701	35,811		05/14/02	300
Memphis	TN	215,017	216,794	None	None	215,017	216,794	431,811	39,384		06/27/02	300
Murfreesboro	TN	150,411	215,528	None	None	150,411	215,528	365,939	39,871		05/14/02	300
Nashville	TN	342,960	227,440	None	None	342,960	227,440	570,400	84,481		09/17/97	300
Carrollton	TX	174,284	98,623	None	None	174,284	98,623	272,907	18,243		05/14/02	300
Carrolton	TX	177,041	199,088	None	None	177,041	199,088	376,129	36,829		05/14/02	300
Dallas	TX	234,604	325,951	None	None	234,604	325,951	560,555	135,270	08/09/96	02/19/96	300
Fort Worth	TX	83,530	111,960	None	None	83,530	111,960	195,490	20,711		05/14/02	300
Houston	TX	285,000	369,697	None	None	285,000	369,697	654,697	136,132	08/08/97	08/08/97	300
Humble	TX	257,169	325,652	None	None	257,169	325,652	582,821	60,244		05/14/02	300
Lake Jackson	TX	197,170	256,376	None	None	197,170	256,376	453,546	47,428		05/14/02	300
Lewisville	TX	199,942	324,736	None	None	199,942	324,736	524,678	134,765	08/02/96	02/14/96	300
Lewisville	TX	130,238	207,683	None	None	130,238	207,683	337,921	37,729		06/27/02	300
San Antonio	TX	198,828	437,422	None	None	198,828	437,422	636,250	197,569		09/15/95	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Richmond	VA	403,549	876,981	None	None	403,549	876,981	1,280,530	102,716	07/08/04	10/17/02	300
Roanoke	VA	349,628	322,545	None	203	349,628	322,748	672,376	116,691		12/19/97	300
Warrenton	VA	186,723	241,173	None	None	186,723	241,173	427,896	44,613		05/14/02	300
Bremerton	WA	261,172	373,080	None	None	261,172	373,080	634,252	150,705	03/19/97	07/24/96	300
Milwaukee	WI	173,005	499,244	None	None	173,005	499,244	672,249	220,499		12/22/95	300
Milwaukee	WI	152,509	475,480	None	None	152,509	475,480	627,989	195,739		09/27/96	300
New Berlin	WI	188,491	466,268	None	None	188,491	466,268	654,759	205,935		12/22/95	300
Racine	WI	184,002	114,167	None	None	184,002	114,167	298,169	21,119		05/14/02	300

Automotive Tire Services
Athens	AL	760,031	1,413,296	None	None	760,031	1,413,296	2,173,327	7,066		11/22/06	300
Auburn	AL	660,210	1,227,914	None	None	660,210	1,227,914	1,888,124	6,139		11/22/06	300
Birmingham	AL	635,111	1,180,712	None	None	635,111	1,180,712	1,815,823	5,903		11/22/06	300
Daphne	AL	876,139	1,628,925	None	None	876,139	1,628,925	2,505,064	8,144		11/22/06	300
Decatur	AL	635,111	1,181,302	None	None	635,111	1,181,302	1,816,413	5,906		11/22/06	300
Foley	AL	870,031	1,617,159	None	None	870,031	1,617,159	2,487,190	8,085		11/22/06	300
Gardendale	AL	580,205	1,078,888	None	None	580,205	1,078,888	1,659,093	5,394		11/22/06	300
Hoover	AL	504,396	938,101	None	None	504,396	938,101	1,442,497	4,690		11/22/06	300
Hoover	AL	620,270	1,153,295	None	None	620,270	1,153,295	1,773,565	5,766		11/22/06	300
Huntsville	AL	499,843	929,665	None	None	499,843	929,665	1,429,508	4,648		11/22/06	300
Huntsville	AL	635,111	1,181,302	None	None	635,111	1,181,302	1,816,413	5,906		11/22/06	300
Madison	AL	635,111	1,181,302	None	None	635,111	1,181,302	1,816,413	5,906		11/22/06	300
Mobile	AL	635,111	1,181,302	None	None	635,111	1,181,302	1,816,413	5,906		11/22/06	300
Mobile	AL	525,750	977,612	None	None	525,750	977,612	1,503,362	4,887		11/22/06	300
Orange Beach	AL	630,244	1,171,839	None	None	630,244	1,171,839	1,802,083	5,858		11/22/06	300
Pelham	AL	635,111	1,180,712	None	None	635,111	1,180,712	1,815,823	5,903		11/22/06	300
Phenix City	AL	630,244	1,171,826	None	None	630,244	1,171,826	1,802,070	5,858		11/22/06	300
Tucson	AZ	178,297	396,004	None	338	178,297	396,342	574,639	262,758		01/19/90	300
Arvada	CO	301,489	931,092	None	None	301,489	931,092	1,232,581	228,155	09/22/00	11/18/99	300
Aurora	CO	221,691	492,382	None	None	221,691	492,382	714,073	326,431		01/29/90	300
Aurora	CO	353,283	1,135,051	None	None	353,283	1,135,051	1,488,334	262,990	01/03/01	03/10/00	300
Colorado Springs	CO	280,193	622,317	None	None	280,193	622,317	902,510	412,573		01/23/90	300
Colorado Springs	CO	192,988	433,542	None	None	192,988	433,542	626,530	242,641		05/20/93	300
Denver	CO	688,292	1,331,224	None	None	688,292	1,331,224	2,019,516	212,771	01/10/03	05/30/02	300
Westminster	CO	526,620	1,099,523	None	None	526,620	1,099,523	1,626,143	254,757	01/12/01	01/18/00	300
Destin	FL	1,034,411	1,922,393	None	None	1,034,411	1,922,393	2,956,804	9,611		11/22/06	300
Ft. Walton Bch	FL	635,111	1,180,835	None	None	635,111	1,180,835	1,815,946	5,903		11/22/06	300
Ft. Walton Bch	FL	635,111	1,180,835	None	None	635,111	1,180,835	1,815,946	5,903		11/22/06	300
Lakeland	FL	500,000	645,402	None	None	500,000	645,402	1,145,402	214,247	06/04/98	12/31/97	300
Milton	FL	635,111	1,180,947	None	None	635,111	1,180,947	1,816,058	5,904		11/22/06	300
Niceville	FL	920,803	1,711,423	None	None	920,803	1,711,423	2,632,226	8,556		11/22/06	300
Orlando	FL	635,111	1,180,878	None	None	635,111	1,180,878	1,815,989	5,904		11/22/06	300
Orlando	FL	630,244	1,171,826	None	None	630,244	1,171,826	1,802,070	5,858		11/22/06	300
Oviedo	FL	971,996	1,806,583	None	None	971,996	1,806,583	2,778,579	9,032		11/22/06	300
Pace	FL	630,244	1,171,795	None	None	630,244	1,171,795	1,802,039	5,858		11/22/06	300
Panama City Bch	FL	635,111	1,180,878	None	None	635,111	1,180,878	1,815,989	5,904		11/22/06	300
Pensacola	FL	308,067	573,511	None	None	308,067	573,511	881,578	2,867		11/22/06	300
Pensacola	FL	635,111	1,180,865	None	None	635,111	1,180,865	1,815,976	5,904		11/22/06	300
Pensacola	FL	588,305	1,093,933	None	None	588,305	1,093,933	1,682,238	5,469		11/22/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Sanford	FL	630,244	1,171,826	None	None	630,244	1,171,826	1,802,070	5,858		11/22/06	300
St. Cloud	FL	525,207	976,770	None	None	525,207	976,770	1,501,977	4,883		11/22/06	300
Tallahassee	FL	419,902	781,191	None	None	419,902	781,191	1,201,093	3,905		11/22/06	300
Tallahassee	FL	611,916	1,137,788	None	None	611,916	1,137,788	1,749,704	5,688		11/22/06	300
Tampa	FL	427,395	472,030	None	None	427,395	472,030	899,425	156,716	06/10/98	12/05/97	300
Union Park	FL	1,004,103	1,866,089	None	None	1,004,103	1,866,089	2,870,192	9,330		11/22/06	300
Alpharetta	GA	630,244	1,171,672	None	None	630,244	1,171,672	1,801,916	5,858		11/22/06	300
Columbus	GA	630,244	1,171,790	None	None	630,244	1,171,790	1,802,034	5,858		11/22/06	300
Conyers	GA	635,111	1,180,829	None	None	635,111	1,180,829	1,815,940	5,903		11/22/06	300
Conyers	GA	531,935	1,180,296	None	None	531,935	1,180,296	1,712,231	221,974	03/28/02	11/13/01	300
Duluth	GA	638,509	1,186,594	None	None	638,509	1,186,594	1,825,103	148,320		11/29/03	300
Hiram	GA	635,111	1,180,819	None	None	635,111	1,180,819	1,815,930	5,903		11/22/06	300
Kennesaw	GA	519,903	966,982	None	None	519,903	966,982	1,486,885	4,834		11/22/06	300
Lawrenceville	GA	635,111	1,180,940	None	None	635,111	1,180,940	1,816,051	5,904		11/22/06	300
Marietta	GA	500,293	930,459	None	None	500,293	930,459	1,430,752	4,652		11/22/06	300
Mcdonough	GA	635,111	1,180,835	None	None	635,111	1,180,835	1,815,946	5,903		11/22/06	300
Norcross	GA	503,773	936,905	None	None	503,773	936,905	1,440,678	4,684		11/22/06	300
Peachtree City	GA	625,316	1,162,629	None	None	625,316	1,162,629	1,787,945	5,812		11/22/06	300
Roswell	GA	515,617	958,940	None	None	515,617	958,940	1,474,557	4,794		11/22/06	300
Sandy Springs	GA	586,211	1,090,043	None	None	586,211	1,090,043	1,676,254	5,449		11/22/06	300
Stockbridge	GA	632,128	1,175,280	None	None	632,128	1,175,280	1,807,408	5,876		11/22/06	300
Aurora	IL	513,204	953,885	None	None	513,204	953,885	1,467,089	119,232		11/29/03	300
Joliet	IL	452,267	840,716	None	None	452,267	840,716	1,292,983	105,085		11/29/03	300
Niles	IL	366,969	682,306	None	None	366,969	682,306	1,049,275	85,284		11/29/03	300
Orland Park	IL	663,087	1,232,240	None	None	663,087	1,232,240	1,895,327	154,026		11/29/03	300
Vernon Hills	IL	524,948	975,668	None	None	524,948	975,668	1,500,616	121,955		11/29/03	300
Village of Lombar	IL	428,170	795,965	None	2,000	428,170	797,965	1,226,135	99,667		11/29/03	300
West Dundee	IL	530,835	986,628	None	None	530,835	986,628	1,517,463	123,324		11/29/03	300
Overland Park	KS	1,101,841	2,047,067	None	None	1,101,841	2,047,067	3,148,908	255,879		11/29/03	300
Allston	MA	576,505	1,071,520	None	None	576,505	1,071,520	1,648,025	133,935		11/29/03	300
Shrewsbury	MA	721,065	1,339,913	None	None	721,065	1,339,913	2,060,978	167,485		11/29/03	300
Waltham	MA	338,955	630,279	None	None	338,955	630,279	969,234	78,781		11/29/03	300
Weymouth	MA	752,234	1,397,799	None	None	752,234	1,397,799	2,150,033	174,721		11/29/03	300
Woburn	MA	676,968	1,258,018	None	None	676,968	1,258,018	1,934,986	157,248		11/29/03	300
Annapolis	MD	780,806	1,450,860	None	None	780,806	1,450,860	2,231,666	181,353		11/29/03	300
Bowie	MD	734,558	1,364,970	None	None	734,558	1,364,970	2,099,528	170,617		11/29/03	300
Capital Heights	MD	701,705	1,303,958	None	None	701,705	1,303,958	2,005,663	162,991		11/29/03	300
Germantown	MD	808,296	1,501,913	None	None	808,296	1,501,913	2,310,209	187,735		11/29/03	300
Waldorf	MD	427,033	793,854	None	None	427,033	793,854	1,220,887	99,228		11/29/03	300
Eagan	MN	902,443	845,536	None	300	902,443	845,836	1,748,279	283,500		02/20/98	300
Ferguson	MO	386,112	717,856	None	None	386,112	717,856	1,103,968	89,728		11/29/03	300
Grandview	MO	347,150	711,024	None	None	347,150	711,024	1,058,174	235,856	08/20/98	02/20/98	300
Independence	MO	721,020	1,339,829	None	None	721,020	1,339,829	2,060,849	167,475		11/29/03	300
Charlotte	NC	181,662	338,164	None	None	181,662	338,164	519,826	42,266		11/29/03	300
Matthews	NC	489,063	909,052	None	None	489,063	909,052	1,398,115	113,627		11/29/03	300
Omaha	NE	253,128	810,922	None	None	253,128	810,922	1,064,050	236,567	07/22/99	03/04/99	300
Manchester	NH	722,532	1,342,636	None	None	722,532	1,342,636	2,065,168	167,825		11/29/03	300
Newington	NH	690,753	1,283,624	None	None	690,753	1,283,624	1,974,377	160,449		11/29/03	300
Salem	NH	597,833	1,111,059	None	None	597,833	1,111,059	1,708,892	138,878		11/29/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Deptford	NJ	619,376	1,151,062	None	None	619,376	1,151,062	1,770,438	143,879		11/29/03	300
Maple Shade	NJ	508,285	944,750	None	None	508,285	944,750	1,453,035	118,090		11/29/03	300
Akron	OH	242,133	450,467	None	None	242,133	450,467	692,600	56,304		11/29/03	300
Cambridge	OH	103,368	192,760	None	7	103,368	192,767	296,135	24,093		11/29/03	300
Canton	OH	337,161	626,948	None	None	337,161	626,948	964,109	78,364		11/29/03	300
Cleveland	OH	582,107	1,081,848	None	None	582,107	1,081,848	1,663,955	135,227		11/29/03	300
Columbus	OH	385,878	717,422	None	None	385,878	717,422	1,103,300	89,674		11/29/03	300
Oklahoma City	OK	509,370	752,691	None	None	509,370	752,691	1,262,061	227,233	04/14/99	09/24/98	300
Oklahoma City	OK	404,815	771,625	None	None	404,815	771,625	1,176,440	232,929	04/09/99	10/16/98	300
Greensburg	PA	594,891	1,105,589	None	None	594,891	1,105,589	1,700,480	138,195		11/29/03	300
Lancaster	PA	431,050	801,313	None	None	431,050	801,313	1,232,363	100,160		11/29/03	300
Mechanicsburg	PA	455,854	847,377	None	None	455,854	847,377	1,303,231	105,918		11/29/03	300
Monroeville	PA	723,660	1,344,733	None	None	723,660	1,344,733	2,068,393	168,087		11/29/03	300
Philadelphia	PA	334,939	622,821	None	None	334,939	622,821	957,760	77,849		11/29/03	300
Pittsburgh	PA	384,756	715,339	None	None	384,756	715,339	1,100,095	89,413		11/29/03	300
York	PA	389,291	723,760	None	None	389,291	723,760	1,113,051	90,466		11/29/03	300
Columbia	SC	343,785	295,001	183,130	25,941	343,785	504,072	847,857	175,119	05/27/97	02/07/97	300
Sioux Falls	SD	332,979	498,108	None	None	332,979	498,108	831,087	166,880	06/01/99	02/27/98	300
Goodlettsville	TN	601,306	1,117,504	None	None	601,306	1,117,504	1,718,810	139,684		11/29/03	300
Arlington	TX	599,558	1,114,256	None	None	599,558	1,114,256	1,713,814	139,278		11/29/03	300
Austin	TX	185,454	411,899	None	None	185,454	411,899	597,353	271,771		02/06/90	300
Austin	TX	710,485	1,320,293	None	None	710,485	1,320,293	2,030,778	165,032		11/29/03	300
Austin	TX	590,828	1,098,073	None	None	590,828	1,098,073	1,688,901	137,254		11/29/03	300
Austin	TX	569,909	1,059,195	None	None	569,909	1,059,195	1,629,104	132,395		11/29/03	300
Austin	TX	532,497	989,715	None	None	532,497	989,715	1,522,212	123,710		11/29/03	300
Carrollton	TX	568,401	1,056,394	None	None	568,401	1,056,394	1,624,795	132,045		11/29/03	300
Conroe	TX	396,068	736,346	None	None	396,068	736,346	1,132,414	92,039		11/29/03	300
Dallas	TX	191,267	424,811	None	15,209	191,267	440,020	631,287	287,210		01/26/90	300
Fort Worth	TX	543,950	1,010,984	None	None	543,950	1,010,984	1,554,934	126,369		11/29/03	300
Garland	TX	242,887	539,461	None	None	242,887	539,461	782,348	357,642		01/19/90	300
Harlingen	TX	134,599	298,948	None	None	134,599	298,948	433,547	198,192		01/17/90	300
Houston	TX	151,018	335,417	None	141	151,018	335,558	486,576	222,446		01/25/90	300
Houston	TX	392,113	729,002	None	None	392,113	729,002	1,121,115	91,121		11/29/03	300
Houston	TX	1,030,379	1,914,353	None	None	1,030,379	1,914,353	2,944,732	239,290		11/29/03	300
Houston	TX	619,101	1,150,551	None	None	619,101	1,150,551	1,769,652	143,815		11/29/03	300
Houston	TX	642,495	1,193,997	None	None	642,495	1,193,997	1,836,492	149,246		11/29/03	300
Houston	TX	872,866	1,621,829	None	None	872,866	1,621,829	2,494,695	202,725		11/29/03	300
Humble	TX	612,414	1,138,132	None	None	612,414	1,138,132	1,750,546	142,262		11/29/03	300
Leon Valley	TX	178,221	395,834	None	None	178,221	395,834	574,055	262,423		01/17/90	300
Leon Valley	TX	529,967	985,046	None	None	529,967	985,046	1,515,013	123,126		11/29/03	300
Mesquite	TX	591,538	1,099,363	None	None	591,538	1,099,363	1,690,901	137,416		11/29/03	300
N. Richland Hills	TX	509,861	947,707	None	None	509,861	947,707	1,457,568	118,459		11/29/03	300
Pasadena	TX	107,391	238,519	None	141	107,391	238,660	346,051	158,207		01/24/90	300
Plano	TX	187,564	417,157	700	None	187,564	417,857	605,421	276,388		01/18/90	300
Plano	TX	494,407	918,976	None	None	494,407	918,976	1,413,383	114,868		11/29/03	300
Richardson	TX	555,188	1,031,855	None	None	555,188	1,031,855	1,587,043	128,978		11/29/03	300
San Antonio	TX	245,164	544,518	None	None	245,164	544,518	789,682	359,273		02/14/90	300
San Antonio	TX	688,249	1,278,967	None	None	688,249	1,278,967	1,967,216	159,867		11/29/03	300
Stafford	TX	706,786	1,313,395	None	None	706,786	1,313,395	2,020,181	164,170		11/29/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Waco	TX	401,999	747,362	None	None	401,999	747,362	1,149,361	93,416		11/29/03	300
Webster	TX	600,261	1,115,563	None	None	600,261	1,115,563	1,715,824	139,441		11/29/03	300
Bountiful	UT	183,750	408,115	None	143	183,750	408,258	592,008	270,679		01/30/90	300
Alexandria	VA	542,791	1,008,832	None	None	542,791	1,008,832	1,551,623	126,100		11/29/03	300
Alexandria	VA	592,698	1,101,517	None	None	592,698	1,101,517	1,694,215	137,685		11/29/03	300
Lynchburg	VA	342,751	637,329	None	None	342,751	637,329	980,080	79,662		11/29/03	300
Woodbridge	VA	774,854	1,439,806	None	None	774,854	1,439,806	2,214,660	179,972		11/29/03	300
Tacoma	WA	187,111	415,579	None	108	187,111	415,687	602,798	275,600		01/25/90	300
Brown Deer	WI	257,408	802,141	None	None	257,408	802,141	1,059,549	258,084	12/15/98	07/16/98	300
Delafield	WI	324,574	772,702	None	None	324,574	772,702	1,097,276	224,717	07/29/99	02/26/99	300
Madison	WI	452,630	811,977	None	None	452,630	811,977	1,264,607	266,655	10/20/98	04/07/98	300
Oak Creek	WI	420,465	852,408	None	None	420,465	852,408	1,272,873	279,933	08/07/98	03/20/98	300

Book Stores
Tampa	FL	998,250	3,696,707	None	None	998,250	3,696,707	4,694,957	1,447,810		03/11/97	300
Matthews	NC	768,222	843,401	21,654	501	768,222	865,556	1,633,778	274,629		12/31/98	300

Business Services
Jackson	MI	550,162	571,590	None	602	550,162	572,192	1,122,354	180,653	01/15/99	09/25/98	300

Child Care
Birmingham	AL	63,800	295,791	None	96	63,800	295,887	359,687	271,862		10/31/84	300
Mobile	AL	78,400	237,671	25,000	411	78,400	263,082	341,482	240,208		10/15/82	180
Avondale	AZ	242,723	1,129,139	None	None	242,723	1,129,139	1,371,862	340,710	04/20/99	07/28/98	300
Chandler	AZ	291,720	647,923	None	102	291,720	648,025	939,745	481,851		12/11/87	300
Chandler	AZ	271,695	603,446	None	114	271,695	603,560	875,255	448,826		12/14/87	300
Mesa	AZ	308,951	1,025,612	None	None	308,951	1,025,612	1,334,563	299,174	07/26/99	01/13/99	300
Peoria	AZ	281,750	625,779	None	141	281,750	625,920	907,670	459,242		03/30/88	300
Phoenix	AZ	318,500	707,397	None	97	318,500	707,494	1,025,994	505,292		09/29/88	300
Phoenix	AZ	264,504	587,471	None	88	264,504	587,559	852,063	380,246		06/29/90	300
Phoenix	AZ	260,719	516,181	None	195	260,719	516,376	777,095	324,417		12/26/90	300
Phoenix	AZ	115,000	285,172	None	353	115,000	285,525	400,525	285,378		02/08/84	180
Scottsdale	AZ	291,993	648,529	None	None	291,993	648,529	940,522	482,239		12/14/87	300
Tempe	AZ	292,200	648,989	None	None	292,200	648,989	941,189	476,188		03/10/88	300
Tucson	AZ	304,500	676,303	None	242	304,500	676,545	981,045	483,127		09/28/88	300
Tucson	AZ	283,500	546,878	None	135	283,500	547,013	830,513	390,683		09/29/88	300
Calabasas	CA	156,430	725,248	None	289	156,430	725,537	881,967	638,225		09/26/85	300
Carmichael	CA	131,035	607,507	None	None	131,035	607,507	738,542	513,245		08/22/86	300
Chino	CA	155,000	634,071	None	83	155,000	634,154	789,154	634,136		10/06/83	180
Chula Vista	CA	350,563	778,614	None	None	350,563	778,614	1,129,177	584,106		10/30/87	300
Corona	CA	144,856	671,584	None	91	144,856	671,675	816,531	613,201		12/19/84	300
El Cajon	CA	157,804	731,621	None	122	157,804	731,743	889,547	636,883		12/19/85	300
Encinitas	CA	320,000	710,729	None	None	320,000	710,729	1,030,729	528,490		12/29/87	300
Escondido	CA	276,286	613,638	None	None	276,286	613,638	889,924	456,294		12/31/87	300
Folsom	CA	281,563	625,363	None	199	281,563	625,562	907,125	469,829		10/23/87	300
Mission Viejo	CA	353,891	744,367	12,500	20,183	353,891	777,050	1,130,941	447,802		06/24/93	300
Moreno Valley	CA	304,489	676,214	None	None	304,489	676,214	980,703	525,303		02/11/87	300
Oceanside	CA	145,568	674,889	11,000	22,105	145,568	707,994	853,562	589,341		12/23/85	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Palmdale	CA	249,490	554,125	9,864	None	249,490	563,989	813,479	398,563		09/14/88	300
Rancho Cordova	CA	276,328	613,733	24,967	None	276,328	638,700	915,028	431,037		03/22/89	300
Rancho Cucamonga	CA	471,733	1,047,739	None	None	471,733	1,047,739	1,519,472	779,088		12/30/87	300
Roseville	CA	297,343	660,411	27,496	199	297,343	688,106	985,449	501,328		10/21/87	300
Sacramento	CA	290,734	645,732	None	None	290,734	645,732	936,466	484,419		10/05/87	300
Santee	CA	248,418	551,748	None	15	248,418	551,763	800,181	419,407		07/23/87	300
Simi Valley	CA	208,585	967,055	None	75,675	208,585	1,042,730	1,251,315	843,122		12/20/85	300
Valencia	CA	301,295	669,185	25,000	None	301,295	694,185	995,480	488,308		06/23/88	300
Walnut	CA	217,365	1,007,753	None	148	217,365	1,007,901	1,225,266	851,417		08/22/86	300
Aurora	CO	287,000	637,440	None	155	287,000	637,595	924,595	474,114		12/31/87	300
Aurora	CO	141,811	657,497	None	146	141,811	657,643	799,454	566,103		03/25/86	300
Broomfield	CO	155,306	344,941	25,000	80	155,306	370,021	525,327	257,819		03/15/88	300
Broomfield	CO	107,000	403,080	10,338	13,118	107,000	426,536	533,536	413,561		01/12/83	180
Colorado Springs	CO	115,542	535,700	None	146	115,542	535,846	651,388	446,267		12/04/86	300
Colorado Springs	CO	58,400	271,217	25,000	159	58,400	296,376	354,776	275,415		12/22/82	180
Englewood	CO	131,216	608,372	None	146	131,216	608,518	739,734	506,804		12/05/86	300
Fort Collins	CO	117,105	542,950	None	146	117,105	543,096	660,201	467,482		03/25/86	300
Fort Collins	CO	137,734	638,593	None	158	137,734	638,751	776,485	549,829		03/25/86	300
Fort Collins	CO	55,200	256,356	None	3,600	55,200	259,956	315,156	259,596		12/22/82	180
Greeley	CO	58,400	270,755	25,000	382	58,400	296,137	354,537	252,896		11/21/84	300
Littleton	CO	161,617	358,956	None	438	161,617	359,394	521,011	267,172		12/10/87	300
Longmont	CO	115,592	535,931	None	146	115,592	536,077	651,669	461,439		03/25/86	300
Louisville	CO	58,089	269,313	None	438	58,089	269,751	327,840	250,761		06/22/84	300
Parker	CO	153,551	341,042	None	438	153,551	341,480	495,031	256,390		10/19/87	300
Westminster	CO	306,387	695,737	None	155	306,387	695,892	1,002,279	488,926		09/27/89	300
Bradenton	FL	160,060	355,501	25,000	134	160,060	380,635	540,695	265,415		05/05/88	300
Clearwater	FL	42,223	269,380	None	124	42,223	269,504	311,727	269,438		12/22/81	180
Jacksonville	FL	184,800	410,447	22,872	124	184,800	433,443	618,243	287,965		03/30/89	300
Jacksonville	FL	48,000	243,060	None	233	48,000	243,293	291,293	243,245		12/22/81	180
Margate	FL	66,686	309,183	None	184	66,686	309,367	376,053	257,184		12/16/86	300
Melbourne	FL	256,439	549,345	None	None	256,439	549,345	805,784	315,627		04/16/93	300
Niceville	FL	73,696	341,688	None	None	73,696	341,688	415,384	284,627		12/03/86	300
Orlando	FL	68,001	313,922	None	309	68,001	314,231	382,232	276,617		09/04/85	300
Orlando	FL	159,177	353,538	None	319	159,177	353,857	513,034	268,867		07/02/87	300
Orlando	FL	190,050	422,107	None	124	190,050	422,231	612,281	293,378		03/30/89	300
Oviedo	FL	166,409	369,598	None	319	166,409	369,917	536,326	276,178		11/20/87	300
Panama City	FL	69,500	244,314	14,500	2,113	69,500	260,927	330,427	250,777		06/15/82	180
Pensacola	FL	147,000	326,492	None	96	147,000	326,588	473,588	226,929		03/28/89	300
Royal Palm Beach	FL	194,193	431,309	25,000	134	194,193	456,443	650,636	307,714		11/15/88	300
Spring Hill	FL	146,939	326,356	None	138	146,939	326,494	473,433	243,857		11/24/87	300
St. Augustine	FL	44,800	213,040	None	134	44,800	213,174	257,974	213,147		12/22/81	180
Sunrise	FL	245,000	533,280	None	1,326	245,000	534,606	779,606	369,429		05/25/89	300
Tampa	FL	53,385	199,846	None	134	53,385	199,980	253,365	199,953		12/22/81	180
Duluth	GA	310,000	1,040,008	None	None	310,000	1,040,008	1,350,008	299,918	08/25/99	06/07/99	300
Ellenwood	GA	119,678	275,414	None	158	119,678	275,572	395,250	195,041		11/16/88	300
Lawrenceville	GA	141,449	314,161	3,766	13,877	141,449	331,804	473,253	236,387		07/07/88	300
Lithia Springs	GA	187,444	363,358	None	240	187,444	363,598	551,042	247,221		12/28/89	300
Lithonia	GA	239,715	524,459	None	356	239,715	524,815	764,530	340,001		08/20/91	300
Marietta	GA	292,250	649,095	None	177	292,250	649,272	941,522	457,423		12/02/88	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Marietta	GA	295,750	596,299	None	177	295,750	596,476	892,226	420,229		12/30/88	300
Marietta	GA	301,000	668,529	None	177	301,000	668,706	969,706	471,114		12/30/88	300
Marietta	GA	148,620	330,090	25,000	178	148,620	355,268	503,888	241,178		09/16/88	300
Smyrna	GA	274,750	610,229	None	100	274,750	610,329	885,079	431,934		11/15/88	300
Stockbridge	GA	168,700	374,688	24,894	93	168,700	399,675	568,375	265,123		03/28/89	300
Stone Mountain	GA	65,000	301,357	None	719	65,000	302,076	367,076	268,449		06/19/85	300
Cedar Rapids	IA	194,950	427,085	None	None	194,950	427,085	622,035	259,020		09/24/92	300
Iowa City	IA	186,900	408,910	None	None	186,900	408,910	595,810	249,641		09/24/92	300
Johnston	IA	186,996	347,278	None	None	186,996	347,278	534,274	209,602		08/19/91	300
Addison	IL	125,780	583,146	None	241	125,780	583,387	709,167	502,128		03/25/86	300
Algonquin	IL	241,500	509,629	None	20,382	241,500	530,011	771,511	331,438		07/10/90	300
Aurora	IL	165,679	398,738	None	406	165,679	399,144	564,823	281,231		12/21/88	300
Aurora	IL	468,000	1,259,926	None	None	468,000	1,259,926	1,727,926	354,970	10/26/99	06/14/99	300
Bartlett	IL	120,824	560,166	None	241	120,824	560,407	681,231	482,342		03/25/86	300
Carol Stream	IL	122,831	586,416	None	241	122,831	586,657	709,488	504,943		03/25/86	300
Crystal Lake	IL	400,000	1,259,424	None	None	400,000	1,259,424	1,659,424	359,017	09/28/99	05/14/99	300
Elk Grove Village	IL	126,860	588,175	None	241	126,860	588,416	715,276	506,458		03/26/86	300
Glendale Heights	IL	318,500	707,399	None	None	318,500	707,399	1,025,899	500,640		11/16/88	300
Hoffman Estates	IL	318,500	707,399	None	None	318,500	707,399	1,025,899	491,526		03/31/89	300
Lake in the Hills	IL	375,000	1,127,678	None	None	375,000	1,127,678	1,502,678	321,466	09/03/99	05/14/99	300
Lockport	IL	189,477	442,018	None	557	189,477	442,575	632,052	331,939		10/29/87	300
Naperville	IL	425,000	1,230,654	None	None	425,000	1,230,654	1,655,654	346,717	10/06/99	05/19/99	300
O’Fallon	IL	141,250	313,722	None	468	141,250	314,190	455,440	235,720		10/30/87	300
Oswego	IL	380,000	1,165,818	None	1,182	380,000	1,167,000	1,547,000	337,143	08/18/99	06/30/99	300
Palatine	IL	121,911	565,232	None	241	121,911	565,473	687,384	486,704		03/25/86	300
Roselle	IL	297,541	561,037	None	None	297,541	561,037	858,578	395,246		12/30/88	300
Schaumburg	IL	218,798	485,955	None	406	218,798	486,361	705,159	361,675		12/17/87	300
Vernon Hills	IL	132,523	614,430	None	241	132,523	614,671	747,194	529,062		03/25/86	300
Westmont	IL	124,742	578,330	None	241	124,742	578,571	703,313	497,981		03/25/86	300
Carmel	IN	217,565	430,742	None	289	217,565	431,031	648,596	270,815		12/27/90	300
Fishers	IN	212,118	419,958	None	453	212,118	420,411	632,529	264,041		12/27/90	300
Highland	IN	220,460	436,476	None	226	220,460	436,702	657,162	274,408		12/26/90	300
Indianapolis	IN	245,000	544,153	None	154	245,000	544,307	789,307	352,220		06/29/90	300
Noblesville	IN	60,000	278,175	None	289	60,000	278,464	338,464	250,345		04/30/85	300
Lenexa	KS	318,500	707,399	14,200	4,208	318,500	725,807	1,044,307	497,543		03/31/89	300
Olathe	KS	304,500	676,308	None	169	304,500	676,477	980,977	483,118		09/28/88	300
Overland Park	KS	357,500	1,115,171	None	None	357,500	1,115,171	1,472,671	325,295	07/23/99	05/14/99	300
Shawnee	KS	315,000	699,629	None	200	315,000	699,829	1,014,829	497,507		10/27/88	300
Shawnee	KS	288,246	935,875	None	None	288,246	935,875	1,224,121	294,841	12/29/98	08/24/98	300
Wichita	KS	209,890	415,549	2,843	171	209,890	418,563	628,453	261,481		12/26/90	300
Wichita	KS	108,569	401,829	None	167	108,569	401,996	510,565	322,937		12/16/86	300
Lexington	KY	210,427	420,883	None	None	210,427	420,883	631,310	264,997		08/20/91	300
Acton	MA	315,533	700,813	None	None	315,533	700,813	1,016,346	500,514		09/30/88	300
Marlborough	MA	352,765	776,488	None	387	352,765	776,875	1,129,640	549,780		11/04/88	300
Westborough	MA	359,412	773,877	None	333	359,412	774,210	1,133,622	547,914		11/01/88	300
Ellicott City	MD	219,368	630,839	26,550	None	219,368	657,389	876,757	447,899		12/19/88	300
Frederick	MD	203,352	1,017,109	None	None	203,352	1,017,109	1,220,461	344,122		07/06/98	300
Olney	MD	342,500	760,701	None	None	342,500	760,701	1,103,201	565,649		12/18/87	300
Waldorf	MD	130,430	604,702	None	453	130,430	605,155	735,585	557,542		09/26/84	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Waldorf	MD	237,207	526,844	None	399	237,207	527,243	764,450	391,915		12/31/87	300
Canton	MI	55,000	378,848	None	None	55,000	378,848	433,848	378,848		10/06/82	180
Apple Valley	MN	113,523	526,319	None	498	113,523	526,817	640,340	453,380		03/26/86	300
Brooklyn Park	MN	118,111	547,587	None	498	118,111	548,085	666,196	471,691		03/26/86	300
Eagan	MN	112,127	519,845	None	498	112,127	520,343	632,470	447,806		03/31/86	300
Eden Prairie	MN	124,286	576,243	None	498	124,286	576,741	701,027	496,363		03/27/86	300
Maple Grove	MN	313,250	660,149	None	189	313,250	660,338	973,588	427,889		07/11/90	300
Plymouth	MN	134,221	622,350	None	673	134,221	623,023	757,244	518,901		12/12/86	300
White Bear Lake	MN	242,165	537,856	None	189	242,165	538,045	780,210	344,810		08/30/90	300
Florissant	MO	318,500	707,399	None	230	318,500	707,629	1,026,129	491,683		03/30/89	300
Florissant	MO	181,300	402,672	None	230	181,300	402,902	584,202	279,948		03/29/89	300
Gladstone	MO	294,000	652,987	None	327	294,000	653,314	947,314	466,544		09/29/88	300
Lee’s Summit	MO	239,627	532,220	None	169	239,627	532,389	772,016	359,155		09/27/89	300
Lee’s Summit	MO	330,000	993,787	None	None	330,000	993,787	1,323,787	289,884	07/26/99	06/17/99	300
Lee’s Summit	MO	313,740	939,367	None	None	313,740	939,367	1,253,107	270,898	09/08/99	06/30/99	300
Liberty	MO	65,400	303,211	25,000	169	65,400	328,380	393,780	275,028		06/18/85	300
North Kansas City	MO	307,784	910,401	None	None	307,784	910,401	1,218,185	292,325	09/28/99	08/21/98	300
Pearl	MS	121,801	270,524	18,837	12,287	121,801	301,648	423,449	199,397		11/15/88	300
Cary	NC	75,200	262,973	None	322	75,200	263,295	338,495	263,247		01/25/84	180
Charlotte	NC	134,582	268,222	24,478	158	134,582	292,858	427,440	194,218		11/16/88	300
Charlotte	NC	27,551	247,000	None	228	27,551	247,228	274,779	247,228		12/23/81	180
Concord	NC	32,441	190,859	None	151	32,441	191,010	223,451	190,980		12/23/81	180
Durham	NC	175,700	390,234	26,312	94	175,700	416,640	592,340	276,448		03/29/89	300
Durham	NC	220,728	429,380	None	101	220,728	429,481	650,209	292,567		12/29/89	300
Durham	NC	238,000	471,201	None	94	238,000	471,295	709,295	284,443		08/20/91	300
Kernersville	NC	162,216	316,300	None	93	162,216	316,393	478,609	215,764		12/14/89	300
Bellevue	NE	60,568	280,819	None	167	60,568	280,986	341,554	233,589		12/16/86	300
Omaha	NE	60,500	280,491	None	146	60,500	280,637	341,137	260,205		08/01/84	300
Omaha	NE	53,000	245,720	None	146	53,000	245,866	298,866	226,082		10/11/84	300
Omaha	NE	142,867	317,315	None	167	142,867	317,482	460,349	235,973		12/09/87	300
Londonderry	NH	335,467	745,082	None	54	335,467	745,136	1,080,603	505,810		08/18/89	300
Clementon	NJ	279,851	554,060	None	399	279,851	554,459	834,310	332,856		09/09/91	300
Las Vegas	NV	201,250	446,983	None	None	201,250	446,983	648,233	289,284		06/29/90	300
Sparks	NV	244,752	543,605	None	None	244,752	543,605	788,357	402,430		01/29/88	300
Beavercreek	OH	179,552	398,786	None	151	179,552	398,937	578,489	304,468		06/30/87	300
Centerville	OH	174,519	387,613	None	151	174,519	387,764	562,283	294,648		07/23/87	300
Dublin	OH	84,000	389,446	None	176	84,000	389,622	473,622	342,004		10/08/85	300
Englewood	OH	74,000	343,083	None	330	74,000	343,413	417,413	300,996		10/23/85	300
Forest Park	OH	170,778	379,305	None	151	170,778	379,456	550,234	286,232		09/28/87	300
Huber Heights	OH	245,000	544,153	None	222	245,000	544,375	789,375	347,177		09/27/90	300
Loveland	OH	206,136	457,829	None	151	206,136	457,980	664,116	354,132		03/20/87	300
Maineville	OH	173,105	384,468	None	151	173,105	384,619	557,724	297,389		03/06/87	300
Pickerington	OH	87,580	406,055	None	176	87,580	406,231	493,811	338,386		12/11/86	300
Westerville	OH	294,350	646,557	None	115	294,350	646,672	941,022	415,485		09/26/90	300
Westerville	OH	82,000	380,173	None	344	82,000	380,517	462,517	333,974		10/08/85	300
Broken Arrow	OK	78,705	220,434	None	1,700	78,705	222,134	300,839	221,850		01/27/83	180
Midwest City	OK	67,800	314,338	None	403	67,800	314,741	382,541	278,832		08/14/85	300
Oklahoma City	OK	79,000	366,261	17,659	461	79,000	384,381	463,381	341,591		11/14/84	300
Oklahoma City	OK	50,800	214,474	None	3,013	50,800	217,487	268,287	217,487		06/15/82	180

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Yukon	OK	61,000	282,812	27,000	379	61,000	310,191	371,191	258,794		05/02/85	300
Beaverton	OR	135,148	626,647	None	218	135,148	626,865	762,013	521,220		12/17/86	300
Charleston	SC	125,593	278,947	None	151	125,593	279,098	404,691	202,971		05/26/88	300
Charleston	SC	140,700	312,498	25,000	109	140,700	337,607	478,307	221,817		03/28/89	300
Columbia	SC	58,160	269,643	None	1,296	58,160	270,939	329,099	248,387		11/14/84	300
Elgin	SC	160,831	313,600	None	63	160,831	313,663	474,494	213,896		12/14/89	300
Goose Creek	SC	61,635	192,905	None	292	61,635	193,197	254,832	193,197		12/22/81	180
Mt. Pleasant	SC	40,700	180,400	None	63	40,700	180,463	221,163	180,435		12/22/81	180
Summerville	SC	44,400	174,500	None	63	44,400	174,563	218,963	174,535		12/22/81	180
Sumter	SC	56,010	268,903	None	1,007	56,010	269,910	325,920	239,760		06/18/85	300
Memphis	TN	238,263	504,897	None	719	238,263	505,616	743,879	360,984		09/29/88	300
Memphis	TN	238,000	528,608	None	719	238,000	529,327	767,327	377,920		09/30/88	300
Memphis	TN	221,501	491,962	None	344	221,501	492,306	713,807	315,398		08/31/90	300
Nashville	TN	274,298	609,223	None	96	274,298	609,319	883,617	423,380		03/30/89	300
Arlington	TX	238,000	528,604	None	240	238,000	528,844	766,844	377,630		09/26/88	300
Arlington	TX	241,500	550,559	None	13,389	241,500	563,948	805,448	407,668		09/22/89	300
Arlington	TX	82,109	380,677	None	54	82,109	380,731	462,840	347,958		12/13/84	300
Arlington	TX	195,650	387,355	None	None	195,650	387,355	583,005	241,000		02/07/91	300
Atascocita	TX	278,915	1,034,868	None	None	278,915	1,034,868	1,313,783	301,867	07/19/99	05/14/99	300
Austin	TX	236,733	640,023	36,746	24,331	236,733	701,100	937,833	395,603		09/27/88	300
Austin	TX	134,383	623,103	None	642	134,383	623,745	758,128	518,603		12/23/86	300
Austin	TX	238,000	528,604	None	99	238,000	528,703	766,703	365,673		04/06/89	300
Austin	TX	191,636	425,629	15,530	110	191,636	441,269	632,905	303,618		12/22/88	300
Austin	TX	217,878	483,913	29,469	99	217,878	513,481	731,359	337,720		06/22/89	300
Austin	TX	103,600	230,532	8,750	15,414	103,600	254,696	358,296	244,612		10/29/82	180
Austin	TX	88,872	222,684	None	459	88,872	223,143	312,015	222,896		01/12/83	180
Bedford	TX	241,500	550,559	None	None	241,500	550,559	792,059	405,091		09/22/89	300
Carrollton	TX	277,850	617,113	None	None	277,850	617,113	894,963	458,879		12/11/87	300
Cedar Park	TX	168,857	375,036	5,200	99	168,857	380,335	549,192	266,316		11/21/88	300
Colleyville	TX	250,000	1,070,360	None	None	250,000	1,070,360	1,320,360	308,665	08/17/99	05/14/99	300
Converse	TX	217,000	481,963	None	10	217,000	481,973	698,973	344,222		09/28/88	300
Coppell	TX	208,641	463,398	None	120	208,641	463,518	672,159	344,632		12/11/87	300
Corinth	TX	285,000	1,041,626	None	None	285,000	1,041,626	1,326,626	307,274	06/04/99	05/19/99	300
Duncanville	TX	93,000	431,172	11,610	10,919	93,000	453,701	546,701	398,233		05/08/85	300
Euless	TX	234,111	519,962	None	None	234,111	519,962	754,073	398,702		05/08/87	300
Flower Mound	TX	202,773	442,845	None	79	202,773	442,924	645,697	341,069		04/20/87	300
Flower Mound	TX	281,735	1,099,726	None	None	281,735	1,099,726	1,381,461	331,723	04/23/99	01/13/99	300
Fort Worth	TX	238,000	528,608	None	None	238,000	528,608	766,608	377,528		09/26/88	300
Fort Worth	TX	85,518	396,495	24,625	116	85,518	421,236	506,754	334,358		12/03/86	300
Fort Worth	TX	210,007	444,460	None	None	210,007	444,460	654,467	295,407		02/01/90	300
Fort Worth	TX	216,160	427,962	None	None	216,160	427,962	644,122	266,264		02/07/91	300
Garland	TX	211,050	468,749	None	124	211,050	468,873	679,923	312,264		12/12/89	300
Grand Prairie	TX	167,164	371,276	None	2,661	167,164	373,937	541,101	263,103		12/13/88	300
Houston	TX	219,100	486,631	None	124	219,100	486,755	705,855	347,564		09/30/88	300
Houston	TX	219,100	486,628	None	141	219,100	486,769	705,869	344,474		11/16/88	300
Houston	TX	60,000	278,175	None	297	60,000	278,472	338,472	249,511		05/01/85	300
Houston	TX	102,000	472,898	None	278	102,000	473,176	575,176	424,097		05/01/85	300
Houston	TX	139,125	308,997	None	484	139,125	309,481	448,606	237,129		05/22/87	300
Houston	TX	141,296	313,824	None	362	141,296	314,186	455,482	238,741		07/24/87	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Houston	TX	294,582	919,276	None	None	294,582	919,276	1,213,858	286,556	01/11/99	08/14/98	300
Houston	TX	149,109	323,314	None	13,986	149,109	337,300	486,409	231,811		06/26/89	300
Katy	TX	309,898	983,041	None	None	309,898	983,041	1,292,939	312,960	11/30/98	08/21/98	300
Lewisville	TX	192,777	428,121	None	79	192,777	428,200	620,977	332,980		01/07/87	300
Mansfield	TX	181,375	402,839	None	124	181,375	402,963	584,338	268,360		12/20/89	300
Mesquite	TX	85,000	394,079	None	132	85,000	394,211	479,211	362,207		10/24/84	300
Mesquite	TX	139,466	326,525	None	79	139,466	326,604	466,070	208,367		10/08/92	300
Pasadena	TX	60,000	278,173	None	295	60,000	278,468	338,468	255,835		10/23/84	300
Plano	TX	261,912	581,658	None	203	261,912	581,861	843,773	453,841		01/06/87	300
Plano	TX	250,514	556,399	None	None	250,514	556,399	806,913	413,732		12/10/87	300
Plano	TX	259,000	575,246	None	240	259,000	575,486	834,486	410,941		09/27/88	300
Round Rock	TX	80,525	373,347	None	441	80,525	373,788	454,313	310,712		12/16/86	300
Round Rock	TX	186,380	413,957	30,800	99	186,380	444,856	631,236	291,519		04/19/89	300
San Antonio	TX	130,833	606,596	None	139	130,833	606,735	737,568	522,366		03/24/86	300
San Antonio	TX	234,500	520,831	None	502	234,500	521,333	755,833	387,564		12/29/87	300
San Antonio	TX	217,000	481,967	None	261	217,000	482,228	699,228	342,739		10/14/88	300
San Antonio	TX	220,500	447,108	None	261	220,500	447,369	667,869	310,751		03/30/89	300
San Antonio	TX	102,512	475,288	None	301	102,512	475,589	578,101	396,036		12/03/86	300
San Antonio	TX	81,530	378,007	None	139	81,530	378,146	459,676	314,992		12/11/86	300
San Antonio	TX	139,125	308,997	None	401	139,125	309,398	448,523	237,135		05/22/87	300
San Antonio	TX	181,412	402,923	None	502	181,412	403,425	584,837	306,554		07/07/87	300
San Antonio	TX	182,868	406,155	18,940	110	182,868	425,205	608,073	291,384		12/06/88	300
Southlake	TX	228,279	511,750	None	None	228,279	511,750	740,029	308,664		03/10/93	300
Sugar Land	TX	339,310	1,000,876	None	None	339,310	1,000,876	1,340,186	298,593	05/30/99	01/13/99	300
Layton	UT	136,574	269,008	None	143	136,574	269,151	405,725	182,836		02/01/90	300
Sandy	UT	168,089	373,330	None	143	168,089	373,473	541,562	246,438		02/01/90	300
Centreville	VA	371,000	824,003	None	94	371,000	824,097	1,195,097	556,789		09/29/89	300
Chesapeake	VA	190,050	422,107	24,568	94	190,050	446,769	636,819	298,036		03/28/89	300
Glen Allen	VA	74,643	346,060	None	94	74,643	346,154	420,797	321,935		06/20/84	300
Portsmouth	VA	171,575	381,073	24,932	203	171,575	406,208	577,783	272,728		12/21/88	300
Richmond	VA	269,500	598,567	None	296	269,500	598,863	868,363	415,983		03/28/89	300
Richmond	VA	71,001	327,771	None	7,947	71,001	335,718	406,719	294,932		09/04/85	300
Virginia Beach	VA	69,080	320,270	None	952	69,080	321,222	390,302	294,242		11/15/84	300
Woodbridge	VA	358,050	795,239	None	None	358,050	795,239	1,153,289	567,953		09/29/88	300
Federal Way	WA	150,785	699,101	None	225	150,785	699,326	850,111	581,558		12/17/86	300
Federal Way	WA	261,943	581,782	27,500	None	261,943	609,282	871,225	415,474		11/21/88	300
Kent	WA	140,763	678,809	None	225	140,763	679,034	819,797	564,681		12/17/86	300
Kent	WA	128,300	539,141	None	22,213	128,300	561,354	689,654	552,842		06/03/83	180
Kirkland	WA	301,000	668,534	None	108	301,000	668,642	969,642	490,615		03/31/88	300
Puyallup	WA	195,552	434,327	27,000	None	195,552	461,327	656,879	310,895		12/06/88	300
Redmond	WA	279,830	621,513	None	225	279,830	621,738	901,568	472,522		07/27/87	300
Renton	WA	111,183	515,490	None	108	111,183	515,598	626,781	443,902		03/24/86	300
Appleton	WI	196,000	424,038	None	182	196,000	424,220	620,220	275,242		07/10/90	300
Waukesha	WI	233,100	461,500	None	182	233,100	461,682	694,782	290,093		12/13/90	300
Waukesha	WI	215,950	427,546	None	182	215,950	427,728	643,678	268,757		12/13/90	300

Consumer Electronics
Tuscaloosa	AL	204,790	585,115	None	1,166	204,790	586,281	791,071	237,098		11/26/96	300
Bradenton	FL	174,948	240,928	None	169	174,948	241,097	416,045	97,700		11/26/96	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Mary Esther	FL	149,696	363,263	None	134	149,696	363,397	513,093	147,229		11/26/96	300
Melbourne	FL	269,697	522,414	None	1,639	269,697	524,053	793,750	212,462		11/26/96	300
Merritt Island	FL	309,652	482,459	None	134	309,652	482,593	792,245	195,503		11/26/96	300
Ocala	FL	339,690	543,504	None	134	339,690	543,638	883,328	220,226		11/26/96	300
Tallahassee	FL	319,807	502,697	None	1,634	319,807	504,331	824,138	204,475		11/26/96	300
Smyrna	GA	1,094,058	3,090,236	None	411	1,094,058	3,090,647	4,184,705	1,179,654		06/09/97	300
Anderson	IN	180,628	653,162	None	949	180,628	654,111	834,739	264,821		11/26/96	300
Richmond	IN	93,999	193,753	None	136	93,999	193,889	287,888	78,556		11/26/96	300
Gulfport	MS	299,464	502,326	None	275	299,464	502,601	802,065	203,611		11/26/96	300
Jackson	MS	405,360	656,296	None	292	405,360	656,588	1,061,948	265,976		11/26/96	300
Meridian	MS	181,156	515,598	None	275	181,156	515,873	697,029	208,986		11/26/96	300
Tupelo	MS	121,697	637,691	None	290	121,697	637,981	759,678	258,438		11/26/96	300
Pineville	NC	567,864	840,284	None	36,071	567,864	876,355	1,444,219	292,536		12/31/98	300
Lakewood	NY	144,859	526,301	None	422	144,859	526,723	671,582	213,450		11/26/96	300
Westbury	NY	6,333,590	3,952,773	None	None	6,333,590	3,952,773	10,286,363	1,468,726		09/29/97	300
Defiance	OH	97,978	601,863	None	168	97,978	602,031	700,009	243,865		11/26/96	300
Vienna	WV	324,797	526,670	None	812	324,797	527,482	852,279	213,721		11/26/96	300

Convenience Stores
Daphne	AL	140,000	391,637	None	None	140,000	391,637	531,637	43,730		03/18/04	300
Mobile	AL	190,000	301,637	None	None	190,000	301,637	491,637	33,680		03/18/04	300
Mobile	AL	180,000	421,637	None	None	180,000	421,637	601,637	47,080		03/18/04	300
Florence	AZ	150,000	371,637	None	None	150,000	371,637	521,637	41,497		03/18/04	300
Gilbert	AZ	680,000	1,111,637	None	None	680,000	1,111,637	1,791,637	124,130		03/18/04	300
Litchfield Park	AZ	610,000	531,637	None	None	610,000	531,637	1,141,637	59,363		03/18/04	300
Marana	AZ	180,000	331,637	None	None	180,000	331,637	511,637	37,030		03/18/04	300
Marana	AZ	330,000	911,637	None	None	330,000	911,637	1,241,637	101,797		03/18/04	300
Maricopa	AZ	170,000	361,637	None	None	170,000	361,637	531,637	40,380		03/18/04	300
Mesa	AZ	560,000	821,637	None	None	560,000	821,637	1,381,637	91,747		03/18/04	300
Mesa	AZ	750,000	1,071,637	None	None	750,000	1,071,637	1,821,637	119,663		03/18/04	300
Mesa	AZ	810,000	1,061,637	None	None	810,000	1,061,637	1,871,637	118,547		03/18/04	300
Mesa	AZ	890,000	1,081,637	None	None	890,000	1,081,637	1,971,637	120,780		03/18/04	300
Mesa	AZ	780,000	1,071,637	None	None	780,000	1,071,637	1,851,637	119,663		03/18/04	300
Mesa	AZ	900,000	1,191,637	None	None	900,000	1,191,637	2,091,637	133,063		03/18/04	300
Payson	AZ	210,000	351,637	None	None	210,000	351,637	561,637	39,263		03/18/04	300
Payson	AZ	260,000	311,637	None	None	260,000	311,637	571,637	34,797		03/18/04	300
Peoria	AZ	520,000	751,637	None	None	520,000	751,637	1,271,637	83,930		03/18/04	300
Phoenix	AZ	440,000	511,637	None	None	440,000	511,637	951,637	57,130		03/18/04	300
Phoenix	AZ	360,000	421,637	None	None	360,000	421,637	781,637	47,080		03/18/04	300
Phoenix	AZ	710,000	591,637	None	None	710,000	591,637	1,301,637	66,063		03/18/04	300
Phoenix	AZ	320,000	661,637	None	None	320,000	661,637	981,637	73,880		03/18/04	300
Phoenix	AZ	450,000	651,637	None	None	450,000	651,637	1,101,637	72,763		03/18/04	300
Phoenix	AZ	430,000	711,637	None	None	430,000	711,637	1,141,637	79,463		03/18/04	300
Phoenix	AZ	730,000	931,637	None	None	730,000	931,637	1,661,637	104,030		03/18/04	300
Phoenix	AZ	400,000	931,637	None	None	400,000	931,637	1,331,637	104,030		03/18/04	300
Phoenix	AZ	790,000	1,051,637	None	None	790,000	1,051,637	1,841,637	117,430		03/18/04	300
Pinetop	AZ	170,000	311,637	None	None	170,000	311,637	481,637	34,797		03/18/04	300
Queen Creek	AZ	520,000	891,637	None	None	520,000	891,637	1,411,637	99,563		03/18/04	300
Scottsdale	AZ	210,000	201,637	None	None	210,000	201,637	411,637	22,513		03/18/04	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Scottsdale	AZ	660,000	1,031,637	None	None	660,000	1,031,637	1,691,637	115,197		03/18/04	300
Sierra Vista	AZ	110,000	301,637	None	None	110,000	301,637	411,637	33,680		03/18/04	300
Tempe	AZ	620,000	1,071,637	None	None	620,000	1,071,637	1,691,637	119,663		03/18/04	300
Tempe	AZ	270,000	461,637	None	None	270,000	461,637	731,637	51,547		03/18/04	300
Tolleson	AZ	460,000	1,231,637	None	None	460,000	1,231,637	1,691,637	137,530		03/18/04	300
Tombstone	AZ	110,000	381,637	None	None	110,000	381,637	491,637	42,613		03/18/04	300
Tucson	AZ	220,000	311,637	None	None	220,000	311,637	531,637	34,797		03/18/04	300
Tucson	AZ	240,000	341,637	None	None	240,000	341,637	581,637	38,147		03/18/04	300
Tucson	AZ	550,000	511,637	None	None	550,000	511,637	1,061,637	57,130		03/18/04	300
Tucson	AZ	126,000	234,565	None	None	126,000	234,565	360,565	25,411		04/14/04	300
Wellton	AZ	120,000	291,637	None	None	120,000	291,637	411,637	32,563		03/18/04	300
Wickenburg	AZ	150,000	291,637	None	None	150,000	291,637	441,637	32,563		03/18/04	300
Manchester	CT	118,262	305,510	None	None	118,262	305,510	423,772	144,099		03/03/95	300
Vernon	CT	179,646	319,372	None	None	179,646	319,372	499,018	150,637		03/09/95	300
Westbrook	CT	98,247	373,340	None	None	98,247	373,340	471,587	176,092		03/09/95	300
Camden	DE	113,811	174,435	None	None	113,811	174,435	288,246	26,449		03/19/03	300
Camden	DE	250,528	379,165	None	None	250,528	379,165	629,693	57,499		03/19/03	300
Dewey	DE	147,465	224,665	None	None	147,465	224,665	372,130	34,067		03/19/03	300
Dover	DE	278,804	421,707	None	None	278,804	421,707	700,511	63,952		03/19/03	300
Dover	DE	367,137	554,207	None	None	367,137	554,207	921,344	84,047		03/19/03	300
Dover	DE	367,425	554,884	None	None	367,425	554,884	922,309	84,150		03/19/03	300
Felton	DE	307,260	464,391	None	None	307,260	464,391	771,651	70,425		03/19/03	300
Harrington	DE	563,812	849,220	None	None	563,812	849,220	1,413,032	128,791		03/19/03	300
Milford	DE	310,049	468,575	None	None	310,049	468,575	778,624	71,060		03/19/03	300
Newcastle	DE	589,325	887,488	None	None	589,325	887,488	1,476,813	134,595		03/19/03	300
Smyrna	DE	121,774	186,436	None	None	121,774	186,436	308,210	28,269		03/19/03	300
Smyrna	DE	401,135	605,332	None	None	401,135	605,332	1,006,467	91,801		03/19/03	300
Townsend	DE	241,416	365,749	None	None	241,416	365,749	607,165	55,465		03/19/03	300
Wilmington	DE	280,682	424,525	None	None	280,682	424,525	705,207	64,379		03/19/03	300
Archer	FL	296,238	578,145	None	51	296,238	578,196	874,434	176,374		05/07/99	300
Bushnell	FL	130,000	291,637	None	None	130,000	291,637	421,637	32,563		03/18/04	300
Clearwater	FL	359,792	311,845	None	None	359,792	311,845	671,637	34,820		03/18/04	300
Cocoa	FL	323,827	287,810	None	None	323,827	287,810	611,637	32,136		03/18/04	300
Deltona	FL	140,000	321,637	None	None	140,000	321,637	461,637	35,913		03/18/04	300
Ellenton	FL	250,000	261,637	None	None	250,000	261,637	511,637	29,213		03/18/04	300
Englewood	FL	270,000	331,637	None	None	270,000	331,637	601,637	37,030		03/18/04	300
Gainesville	FL	515,834	873,187	None	None	515,834	873,187	1,389,021	266,321		05/07/99	300
Gainesville	FL	480,318	600,633	None	None	480,318	600,633	1,080,951	183,192		05/07/99	300
Gainesville	FL	347,310	694,859	None	None	347,310	694,859	1,042,169	211,931		05/07/99	300
Gainesville	FL	339,263	658,807	None	None	339,263	658,807	998,070	200,935		05/07/99	300
Gainesville	FL	351,921	552,557	None	None	351,921	552,557	904,478	168,528		05/07/99	300
Gainesville	FL	500,032	850,291	None	None	500,032	850,291	1,350,323	259,337		05/07/99	300
Homosassa Springs	FL	740,000	621,637	None	None	740,000	621,637	1,361,637	69,413		03/18/04	300
Hudson	FL	300,000	351,637	None	None	300,000	351,637	651,637	39,263		03/18/04	300
Intercession City	FL	161,776	319,861	None	None	161,776	319,861	481,637	35,715		03/18/04	300
Jacksonville	FL	266,111	494,206	None	None	266,111	494,206	760,317	53,539		04/01/04	300
Jacksonville Bch	FL	522,188	371,885	None	None	522,188	371,885	894,073	113,423		05/07/99	300
Key West	FL	873,700	627,937	None	None	873,700	627,937	1,501,637	70,117		03/18/04	300
Key West	FL	492,785	208,852	None	None	492,785	208,852	701,637	23,319		03/18/04	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Lakeland	FL	527,076	464,561	None	None	527,076	464,561	991,637	51,873		03/18/04	300
Lakeland	FL	300,000	321,637	None	None	300,000	321,637	621,637	35,913		03/18/04	300
Lakeport	FL	180,342	331,295	None	None	180,342	331,295	511,637	36,992		03/18/04	300
Land O’Lakes	FL	120,000	361,637	None	None	120,000	361,637	481,637	40,380		03/18/04	300
Lutz	FL	480,000	421,637	None	None	480,000	421,637	901,637	47,080		03/18/04	300
Naples	FL	150,000	301,637	None	None	150,000	301,637	451,637	33,680		03/18/04	300
Naples	FL	620,000	381,637	None	None	620,000	381,637	1,001,637	42,613		03/18/04	300
New Port Richey	FL	190,000	601,637	None	None	190,000	601,637	791,637	67,180		03/18/04	300
North Fort Meyers	FL	140,000	281,637	None	None	140,000	281,637	421,637	31,447		03/18/04	300
Okeechobee	FL	195,075	346,562	None	None	195,075	346,562	541,637	38,697		03/18/04	300
Orlando	FL	240,000	301,637	None	None	240,000	301,637	541,637	33,680		03/18/04	300
Palm Bay	FL	230,880	300,757	None	None	230,880	300,757	531,637	33,582		03/18/04	300
Palm Harbor	FL	510,000	381,637	None	None	510,000	381,637	891,637	42,613		03/18/04	300
Panama City	FL	210,000	431,637	None	None	210,000	431,637	641,637	48,197		03/18/04	300
Pensacola	FL	168,000	312,727	None	None	168,000	312,727	480,727	33,876		04/14/04	300
Port Charlotte	FL	170,000	311,637	None	None	170,000	311,637	481,637	34,797		03/18/04	300
Port Orange	FL	609,438	512,199	None	None	609,438	512,199	1,121,637	57,193		03/18/04	300
Pt Charlotte	FL	200,000	356,637	None	None	200,000	356,637	556,637	39,822		03/18/04	300
Punta Gorda	FL	400,000	511,637	None	None	400,000	511,637	911,637	57,130		03/18/04	300
Tallahassee	FL	600,000	341,637	None	None	600,000	341,637	941,637	38,147		03/18/04	300
Tampa	FL	300,000	301,637	None	None	300,000	301,637	601,637	33,680		03/18/04	300
Tampa	FL	380,000	361,637	None	None	380,000	361,637	741,637	40,380		03/18/04	300
Tampa	FL	320,000	591,637	None	None	320,000	591,637	911,637	66,063		03/18/04	300
Webster	FL	640,000	1,071,637	None	None	640,000	1,071,637	1,711,637	119,663		03/18/04	300
Winter Springs	FL	150,000	291,637	None	None	150,000	291,637	441,637	32,563		03/18/04	300
Augusta	GA	240,000	451,637	None	None	240,000	451,637	691,637	50,430		03/18/04	300
Augusta	GA	540,000	337,853	None	None	540,000	337,853	877,853	100,788		07/22/99	300
Augusta	GA	510,000	392,929	None	None	510,000	392,929	902,929	117,219		07/22/99	300
Augusta	GA	180,000	422,020	None	None	180,000	422,020	602,020	125,900		07/22/99	300
Augusta	GA	260,000	392,171	None	None	260,000	392,171	652,171	116,994		07/22/99	300
Augusta	GA	620,000	383,232	None	None	620,000	383,232	1,003,232	114,326		07/22/99	300
Cahutta	GA	437,500	813,742	None	None	437,500	813,742	1,251,242	104,424		10/16/03	300
Calhoun	GA	122,500	228,742	None	None	122,500	228,742	351,242	29,349		10/16/03	300
Calhoun	GA	262,500	488,742	None	None	262,500	488,742	751,242	62,716		10/16/03	300
Chatsworth	GA	140,000	261,242	None	None	140,000	261,242	401,242	33,520		10/16/03	300
Chatsworth	GA	140,000	261,242	None	None	140,000	261,242	401,242	33,520		10/16/03	300
Chatsworth	GA	140,000	261,242	None	None	140,000	261,242	401,242	33,520		10/16/03	300
Chickamauga	GA	181,731	338,742	None	None	181,731	338,742	520,473	43,466		10/16/03	300
Dalton	GA	171,500	319,742	None	None	171,500	319,742	491,242	41,027		10/16/03	300
Dalton	GA	87,500	163,742	None	None	87,500	163,742	251,242	21,007		10/16/03	300
Dalton	GA	485,650	903,162	None	None	485,650	903,162	1,388,812	115,900		10/16/03	300
Dalton	GA	146,000	272,385	None	None	146,000	272,385	418,385	34,950		10/16/03	300
Dalton	GA	420,000	781,242	None	None	420,000	781,242	1,201,242	100,253		10/16/03	300
Dalton	GA	210,000	391,242	None	None	210,000	391,242	601,242	50,203		10/16/03	300
Dalton	GA	332,500	618,742	None	None	332,500	618,742	951,242	79,399		10/16/03	300
Dunwoody	GA	545,462	724,254	None	None	545,462	724,254	1,269,716	276,354		06/27/97	300
Euharlee	GA	262,500	488,742	None	None	262,500	488,742	751,242	62,716		10/16/03	300
Flintstone	GA	157,500	293,742	None	None	157,500	293,742	451,242	37,691		10/16/03	300
Lafayette	GA	122,500	228,742	None	None	122,500	228,742	351,242	29,349		10/16/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Lithonia	GA	386,784	776,436	None	None	386,784	776,436	1,163,220	296,282		06/27/97	300
Mableton	GA	491,069	355,957	None	None	491,069	355,957	847,026	135,809		06/27/97	300
Martinez	GA	830,000	871,637	None	None	830,000	871,637	1,701,637	97,330		03/18/04	300
Martinez	GA	450,000	402,777	None	None	450,000	402,777	852,777	120,158		07/22/99	300
Norcross	GA	384,162	651,273	None	None	384,162	651,273	1,035,435	248,509		06/27/97	300
Ringgold	GA	350,000	651,242	None	None	350,000	651,242	1,001,242	83,570		10/16/03	300
Ringgold	GA	234,500	1,168,914	None	None	234,500	1,168,914	1,403,414	98,781		10/16/03	300
Ringgold	GA	385,000	716,242	None	None	385,000	716,242	1,101,242	91,911		10/16/03	300
Ringgold	GA	482,251	896,851	None	None	482,251	896,851	1,379,102	115,090		10/16/03	300
Rocky Face	GA	164,231	306,241	None	None	164,231	306,241	470,472	39,295		10/16/03	300
Rome	GA	210,000	391,242	None	None	210,000	391,242	601,242	50,203		10/16/03	300
Rome	GA	199,199	371,183	None	None	199,199	371,183	570,382	47,629		10/16/03	300
Rome	GA	201,791	375,997	None	None	201,791	375,997	577,788	48,247		10/16/03	300
Rome	GA	315,000	586,242	None	None	315,000	586,242	901,242	75,228		10/16/03	300
Rossville	GA	157,500	293,742	None	None	157,500	293,742	451,242	37,691		10/16/03	300
Stone Mountain	GA	529,383	532,429	None	None	529,383	532,429	1,061,812	203,149		06/27/97	300
Summerville	GA	66,231	124,242	None	None	66,231	124,242	190,473	15,938		10/16/03	300
Trenton	GA	129,231	241,242	None	None	129,231	241,242	370,473	30,953		10/16/03	300
Council Bluffs	IA	255,217	117,792	4,223	186	255,217	122,201	377,418	47,887		11/26/96	300
Godfrey	IL	374,586	733,190	None	None	374,586	733,190	1,107,776	279,770		06/27/97	300
Granite City	IL	362,287	737,255	None	None	362,287	737,255	1,099,542	281,323		06/27/97	300
Madison	IL	173,812	625,030	None	None	173,812	625,030	798,842	238,509		06/27/97	300
New Albany	IN	181,459	289,353	None	None	181,459	289,353	470,812	136,478		03/03/95	300
New Albany	IN	262,465	331,796	None	None	262,465	331,796	594,261	156,497		03/06/95	300
Berea	KY	252,077	360,815	None	None	252,077	360,815	612,892	170,185		03/08/95	300
Elizabethtown	KY	286,106	286,106	None	None	286,106	286,106	572,212	134,946		03/03/95	300
Lebanon	KY	158,052	316,105	None	None	158,052	316,105	474,157	149,096		03/03/95	300
Louisville	KY	198,926	368,014	None	None	198,926	368,014	566,940	173,580		03/03/95	300
Louisville	KY	216,849	605,697	None	None	216,849	605,697	822,546	255,269	06/18/96	11/17/95	300
Mt. Washington	KY	327,245	479,593	None	None	327,245	479,593	806,838	194,267	12/06/96	05/31/96	300
Owensboro	KY	360,000	590,000	None	None	360,000	590,000	950,000	268,450		08/25/95	300
Alexandria	LA	170,000	371,637	None	None	170,000	371,637	541,637	41,497		03/18/04	300
Baton Rouge	LA	500,000	521,637	None	None	500,000	521,637	1,021,637	58,247		03/18/04	300
Baton Rouge	LA	210,000	361,637	None	None	210,000	361,637	571,637	40,380		03/18/04	300
Bossier City	LA	230,000	431,637	None	None	230,000	431,637	661,637	48,197		03/18/04	300
Destrehan	LA	200,000	411,637	None	None	200,000	411,637	611,637	45,963		03/18/04	300
Lafayette	LA	240,000	391,637	None	None	240,000	391,637	631,637	43,730		03/18/04	300
Shreveport	LA	192,500	358,227	None	None	192,500	358,227	550,727	38,805		04/14/04	300
Amherst	MA	110,969	639,806	None	None	110,969	639,806	750,775	86,374		08/18/03	300
North Reading	MA	574,601	756,174	None	None	574,601	756,174	1,330,775	102,083		08/18/03	300
Seekonk	MA	298,354	268,518	None	None	298,354	268,518	566,872	126,651		03/03/95	300
Berlin	MD	255,951	387,395	None	None	255,951	387,395	643,346	58,747		03/19/03	300
Crisfield	MD	219,704	333,024	None	None	219,704	333,024	552,728	50,501		03/19/03	300
Hebron	MD	376,251	567,844	None	None	376,251	567,844	944,095	86,116		03/19/03	300
La Plata	MD	1,017,544	2,706,729	None	None	1,017,544	2,706,729	3,724,273	473,430		08/06/02	300
Mechanicsville	MD	1,540,335	2,860,928	None	None	1,540,335	2,860,928	4,401,263	519,676		06/27/02	300
Millersville	MD	830,737	2,696,245	None	None	830,737	2,696,245	3,526,982	489,864		06/27/02	300
Flint	MI	194,492	476,504	None	None	194,492	476,504	670,996	210,456		12/21/95	300
Brandon	MS	671,486	1,247,588	None	None	671,486	1,247,588	1,919,074	76,935		06/30/05	300

REALTY INCOME CORPORATION AND SUBSIDIARIES

SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Flowood	MS	437,926	813,832		None	437,926	813,832	1,251,758	50,187		06/30/05	300
Flowood	MS	399,972	743,347		None	399,972	743,347	1,143,319	45,840		06/30/05	300
Jackson	MS	329,904	613,221		None	329,904	613,221	943,125	37,816		06/30/05	300
Jackson	MS	540,108	1,003,600		None	540,108	1,003,600	1,543,708	61,889		06/30/05	300
Marion	MS	350,341	651,013		None	350,341	651,013	1,001,354	40,146		06/30/05	300
Meridian	MS	437,926	813,671		None	437,926	813,671	1,251,597	50,177		06/30/05	300
Meridian	MS	405,811	754,030		None	405,811	754,030	1,159,841	46,499		06/30/05	300
Meridian	MS	145,975	271,478		None	145,975	271,478	417,453	16,742		06/30/05	300
Meridian	MS	280,273	520,887		None	280,273	520,887	801,160	32,122		06/30/05	300
Meridian	MS	321,146	596,794		None	321,146	596,794	917,940	34,813		07/19/05	300
Newton	MS	467,121	867,891		None	467,121	867,891	1,335,012	53,520		06/30/05	300
Pearl	MS	544,488	1,011,733		None	544,488	1,011,733	1,556,221	62,391		06/30/05	300
Philadelphia	MS	472,960	878,735		None	472,960	878,735	1,351,695	54,189		06/30/05	300
Southaven	MS	310,000	641,637		None	310,000	641,637	951,637	71,647		03/18/04	300
Terry	MS	583,901	1,084,930		None	583,901	1,084,930	1,668,831	66,904		06/30/05	300
Waveland	MS	180,000	331,637		None	180,000	331,637	511,637	37,030		03/18/04	300
Aberdeen	NC	600,000	300,625		None	600,000	300,625	900,625	71,626		01/25/01	300
Archdale	NC	410,000	731,637		None	410,000	731,637	1,141,637	81,697		03/18/04	300
Charlotte	NC	300,000	291,637		None	300,000	291,637	591,637	32,563		03/18/04	300
Charlotte	NC	640,000	581,637		None	640,000	581,637	1,221,637	64,947		03/18/04	300
Durham	NC	720,000	851,637		None	720,000	851,637	1,571,637	95,097		03/18/04	300
Goldsboro	NC	460,000	740,625		None	460,000	740,625	1,200,625	176,493		01/25/01	300
Greensboro	NC	700,000	655,000		None	700,000	655,000	1,355,000	188,858		10/27/99	300
Greenville	NC	330,000	515,000		None	330,000	515,000	845,000	234,325		08/25/95	300
Jacksonville	NC	180,000	371,637		None	180,000	371,637	551,637	41,497		03/18/04	300
Jacksonville	NC	140,000	260,727		None	140,000	260,727	400,727	28,243		04/14/04	300
Jacksonville	NC	150,000	530,000		None	150,000	530,000	680,000	241,150		08/25/95	300
Kinston	NC	550,000	1,057,833		None	550,000	1,057,833	1,607,833	389,562		10/24/97	300
Raleigh	NC	740,000	791,637		None	740,000	791,637	1,531,637	88,397		03/18/04	300
Roxboro	NC	243,112	368,107		None	243,112	368,107	611,219	55,822		03/19/03	300
Winston-Salem	NC	320,000	311,637		None	320,000	311,637	631,637	34,797		03/18/04	300
Galloway	NJ	1,367,872	2,540,604		None	1,367,872	2,540,604	3,908,476	461,500		06/27/02	300
Hamilton	NJ	1,539,117	2,858,630		None	1,539,117	2,858,630	4,397,747	520,211		06/27/02	300
MillVille	NJ	953,891	1,771,782		None	953,891	1,771,782	2,725,673	321,864		06/27/02	300
Toms River	NJ	1,265,861	2,351,154		None	1,265,861	2,351,154	3,617,015	427,480		06/27/02	300
Toms River	NJ	982,526	1,824,961		None	982,526	1,824,961	2,807,487	331,182		06/27/02	300
Wall	NJ	1,459,957	2,712,264		None	1,459,957	2,712,264	4,172,221	474,607		08/06/02	300
Albuquerque	NM	200,000	271,637		None	200,000	271,637	471,637	30,330		03/18/04	300
Kingston	NY	257,763	456,042		None	257,763	456,042	713,805	213,580		04/06/95	300
Atwater	OH	118,555	266,748		None	118,555	266,748	385,303	125,816		03/03/95	300
Columbus	OH	273,085	471,693		None	273,085	471,693	744,778	208,331		12/21/95	300
Columbus	OH	147,296	304,411		None	147,296	304,411	451,707	143,581		03/03/95	300
Cuyahoga Falls	OH	321,792	358,630		None	321,792	358,630	680,422	168,701		03/03/95	300
Galion	OH	138,981	327,597		7	138,981	327,604	466,585	154,522		03/06/95	300
Groveport	OH	277,198	445,497		None	277,198	445,497	722,695	196,761		12/21/95	300
Perrysburg	OH	211,678	390,680		None	211,678	390,680	602,358	157,274	01/10/96	09/01/95	300
Streetsboro	OH	402,988	533,349		None	402,988	533,349	936,337	186,672	01/27/97	09/03/96	300
Tipp City	OH	355,009	588,111		None	355,009	588,111	943,120	210,732	01/31/97	06/27/96	300
Triffin	OH	117,017	273,040		None	117,017	273,040	390,057	128,784		03/07/95	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Wadsworth	OH	266,507	496,917	None	None	266,507	496,917	763,424	184,853	11/26/96	07/01/96	300
Tulsa	OK	126,545	508,266	None	None	126,545	508,266	634,811	193,946		06/27/97	300
Aliquippa	PA	226,195	452,631	None	None	226,195	452,631	678,826	53,559		01/29/04	300
Beaver	PA	95,626	223,368	None	None	95,626	223,368	318,994	26,430		01/29/04	300
Beaver Falls	PA	92,207	230,758	None	None	92,207	230,758	322,965	27,304		01/29/04	300
Cornwells Heights	PA	569,763	387,611	None	None	569,763	387,611	957,374	56,198		05/29/03	300
Doylestown	PA	800,134	1,226,452	None	None	800,134	1,226,452	2,026,586	177,830		05/29/03	300
East Caln	PA	1,722,222	576	None	None	1,722,222	576	1,722,798	87		02/25/03	300
Lansdale	PA	1,356,324	385,761	None	None	1,356,324	385,761	1,742,085	55,929		05/29/03	300
Penndel	PA	739,487	1,003,809	None	None	739,487	1,003,809	1,743,296	145,547		05/29/03	300
Perryopolis	PA	148,953	134,299	None	None	148,953	134,299	283,252	15,890		01/29/04	300
Philadelphia	PA	808,681	256,843	None	None	808,681	256,843	1,065,524	37,237		05/29/03	300
Philadelphia	PA	425,928	167,147	None	None	425,928	167,147	593,075	24,231		05/29/03	300
Philadelphia	PA	390,342	226,919	None	None	390,342	226,919	617,261	32,898		05/29/03	300
Philadelphia	PA	541,792	236,049	None	None	541,792	236,049	777,841	34,222		05/29/03	300
Philadelphia	PA	530,018	214,977	None	None	530,018	214,977	744,995	31,166		05/29/03	300
Philadelphia	PA	614,101	277,277	None	None	614,101	277,277	891,378	40,200		05/29/03	300
Philadelphia	PA	1,011,389	491,302	None	None	1,011,389	491,302	1,502,691	71,233		05/29/03	300
Philadelphia	PA	935,672	448,426	None	None	935,672	448,426	1,384,098	65,016		05/29/03	300
Philadelphia	PA	689,172	426,596	None	None	689,172	426,596	1,115,768	61,851		05/29/03	300
Philadelphia	PA	349,294	134,485	None	None	349,294	134,485	483,779	19,495		05/29/03	300
Philadelphia	PA	557,515	244,121	None	None	557,515	244,121	801,636	32,143		09/16/03	300
Pittsburgh	PA	497,668	320,170	None	None	497,668	320,170	817,838	37,885		01/29/04	300
Pittsburgh	PA	296,277	287,540	None	None	296,277	287,540	583,817	34,023		01/29/04	300
Pittsburgh	PA	395,417	474,741	None	None	395,417	474,741	870,158	56,176		01/29/04	300
Pittsburgh	PA	118,118	231,108	None	None	118,118	231,108	349,226	27,346		01/29/04	300
South Park	PA	252,247	435,940	None	None	252,247	435,940	688,187	51,584		01/29/04	300
Southampton	PA	783,279	163,721	None	None	783,279	163,721	947,000	23,734		05/29/03	300
Valencia	PA	440,565	278,492	None	None	440,565	278,492	719,057	32,953		01/29/04	300
Verona	PA	171,411	257,358	None	None	171,411	257,358	428,769	30,452		01/29/04	300
Willow Grove	PA	329,934	73,123	None	None	329,934	73,123	403,057	10,597		05/29/03	300
Aiken	SC	330,000	472,679	None	None	330,000	472,679	802,679	141,012		07/22/99	300
Aiken	SC	560,000	543,588	None	None	560,000	543,588	1,103,588	162,165		07/22/99	300
Aiken	SC	360,000	542,982	None	None	360,000	542,982	902,982	161,985		07/22/99	300
Aiken	SC	540,000	388,058	None	None	540,000	388,058	928,058	115,766		07/22/99	300
Aiken	SC	320,000	432,527	None	None	320,000	432,527	752,527	129,034		07/22/99	300
Aiken	SC	250,000	251,770	None	None	250,000	251,770	501,770	75,109		07/22/99	300
Belvedere	SC	490,000	463,080	None	None	490,000	463,080	953,080	138,147		07/22/99	300
Columbia	SC	520,000	471,637	None	None	520,000	471,637	991,637	52,663		03/18/04	300
Columbia	SC	150,000	450,000	None	None	150,000	450,000	600,000	204,750		08/25/95	300
Goose Creek	SC	150,000	241,637	None	None	150,000	241,637	391,637	26,980		03/18/04	300
Greenville	SC	390,000	462,847	None	None	390,000	462,847	852,847	138,078		07/22/99	300
Greenville	SC	300,000	402,392	None	None	300,000	402,392	702,392	120,043		07/22/99	300
Greenville	SC	680,000	423,604	None	None	680,000	423,604	1,103,604	126,370		07/22/99	300
Greenville	SC	370,000	432,695	None	None	370,000	432,695	802,695	129,083		07/22/99	300
Greenville	SC	620,000	483,604	None	None	620,000	483,604	1,103,604	144,270		07/22/99	300
Greer	SC	400,000	502,879	None	None	400,000	502,879	902,879	150,021		07/22/99	300
Hilton Head	SC	500,000	691,637	None	None	500,000	691,637	1,191,637	77,230		03/18/04	300
Hilton Head	SC	185,500	344,510	None	None	185,500	344,510	530,010	37,322		04/14/04	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Irmo	SC	690,000	461,637	None	None	690,000	461,637	1,151,637	51,547		03/18/04	300
Jackson	SC	170,000	632,626	None	None	170,000	632,626	802,626	188,729		07/22/99	300
John’s Isle	SC	170,000	350,000	None	None	170,000	350,000	520,000	159,250		08/25/95	300
Lexington	SC	255,000	545,000	None	None	255,000	545,000	800,000	247,975		08/25/95	300
Lexington	SC	640,000	563,891	None	None	640,000	563,891	1,203,891	168,221		07/22/99	300
Lexington	SC	540,000	563,588	None	None	540,000	563,588	1,103,588	168,131		07/22/99	300
Lexington	SC	360,000	843,891	None	None	360,000	843,891	1,203,891	251,755		07/22/99	300
North Augusta	SC	330,000	481,637	None	None	330,000	481,637	811,637	53,780		03/18/04	300
North Augusta	SC	490,000	1,221,637	None	None	490,000	1,221,637	1,711,637	136,413		03/18/04	300
North Augusta	SC	400,000	452,777	None	None	400,000	452,777	852,777	135,074		07/22/99	300
North Charleston	SC	400,000	650,000	None	None	400,000	650,000	1,050,000	295,750		08/25/95	300
Orangeburg	SC	320,000	691,637	None	None	320,000	691,637	1,011,637	77,230		03/18/04	300
Simpsonville	SC	530,000	573,485	None	None	530,000	573,485	1,103,485	171,084		07/22/99	300
Spartanburg	SC	470,000	432,879	None	None	470,000	432,879	902,879	129,138		07/22/99	300
Summerville	SC	297,500	553,227	None	None	297,500	553,227	850,727	59,930		04/14/04	300
Summerville	SC	115,000	515,000	None	None	115,000	515,000	630,000	234,325		08/25/95	300
West Aiken	SC	400,000	402,665	None	None	400,000	402,665	802,665	120,124		07/22/99	300
West Columbia	SC	336,000	624,727	None	None	336,000	624,727	960,727	67,676		04/14/04	300
West Columbia	SC	410,000	693,574	None	None	410,000	693,574	1,103,574	206,911		07/22/99	300
Arrington	TN	385,000	716,242	None	None	385,000	716,242	1,101,242	91,911		10/16/03	300
Athens	TN	175,000	326,242	None	None	175,000	326,242	501,242	41,861		10/16/03	300
Athens	TN	124,179	231,860	None	None	124,179	231,860	356,039	29,749		10/16/03	300
Benton	TN	192,500	358,742	None	None	192,500	358,742	551,242	46,032		10/16/03	300
Chattanooga	TN	181,731	338,741	None	None	181,731	338,741	520,472	43,466		10/16/03	300
Chattanooga	TN	168,000	313,242	None	None	168,000	313,242	481,242	40,193		10/16/03	300
Chattanooga	TN	175,000	326,242	(79,571)	None	175,000	246,671	421,671	33,205		10/16/03	300
Chattanooga	TN	159,979	298,346	None	None	159,979	298,346	458,325	38,281		10/16/03	300
Chattanooga	TN	105,000	196,242	None	None	105,000	196,242	301,242	25,178		10/16/03	300
Chattanooga	TN	245,000	456,242	None	None	245,000	456,242	701,242	58,545		10/16/03	300
Chattanooga	TN	297,500	553,742	None	None	297,500	553,742	851,242	71,057		10/16/03	300
Chattanooga	TN	323,750	822,529	None	None	323,750	822,529	1,146,279	85,638		10/16/03	300
Chattanooga	TN	280,000	521,242	None	None	280,000	521,242	801,242	66,886		10/16/03	300
Chattanooga	TN	257,250	478,992	None	None	257,250	478,992	736,242	61,464		10/16/03	300
Chattanooga	TN	283,209	527,201	None	None	283,209	527,201	810,410	67,651		10/16/03	300
Chattanooga	TN	542,500	1,008,742	None	None	542,500	1,008,742	1,551,242	129,449		10/16/03	300
Chattanooga	TN	332,500	618,742	None	None	332,500	618,742	951,242	79,399		10/16/03	300
Chattanooga	TN	175,000	326,242	None	None	175,000	326,242	501,242	41,861		10/16/03	300
Cleveland	TN	110,009	205,545	None	None	110,009	205,545	315,554	26,372		10/16/03	300
Cleveland	TN	227,500	423,742	None	None	227,500	423,742	651,242	54,374		10/16/03	300
Cleveland	TN	280,000	521,242	None	None	280,000	521,242	801,242	66,886		10/16/03	300
Cleveland	TN	245,000	456,242	None	None	245,000	456,242	701,242	58,545		10/16/03	300
Cleveland	TN	157,500	293,742	None	None	157,500	293,742	451,242	37,691		10/16/03	300
Cleveland	TN	122,500	228,742	None	None	122,500	228,742	351,242	29,349		10/16/03	300
Cleveland	TN	300,373	559,077	None	None	300,373	559,077	859,450	71,742		10/16/03	300
Dayton	TN	262,500	488,742	None	None	262,500	488,742	751,242	62,716		10/16/03	300
Decatur	TN	181,731	338,742	None	None	181,731	338,742	520,473	43,466		10/16/03	300
Dunlap	TN	315,000	586,242	None	None	315,000	586,242	901,242	75,228		10/16/03	300
Etowah	TN	192,500	358,742	None	None	192,500	358,742	551,242	46,032		10/16/03	300
Gallatin	TN	525,000	976,242	None	None	525,000	976,242	1,501,242	125,278		10/16/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Harrison	TN	484,313	900,680	None	None	484,313	900,680	1,384,993	115,581		10/16/03	300
Hixson	TN	271,250	504,992	None	None	271,250	504,992	776,242	64,801		10/16/03	300
Hixson	TN	513,215	954,355	None	None	513,215	954,355	1,467,570	122,469		10/16/03	300
Hixson	TN	94,500	176,742	None	None	94,500	176,742	271,242	22,676		10/16/03	300
Hixson	TN	300,373	559,077	None	None	300,373	559,077	859,450	71,742		10/16/03	300
Kimball	TN	332,500	618,742	None	None	332,500	618,742	951,242	79,399		10/16/03	300
La Vergne	TN	340,000	650,000	None	None	340,000	650,000	990,000	295,750		08/25/95	300
Le Vergne	TN	577,500	1,073,742	(15,745)	None	577,500	1,057,997	1,635,497	137,791		10/16/03	300
Manchester	TN	266,119	495,463	None	None	266,119	495,463	761,582	63,578		10/16/03	300
Manchester	TN	281,675	524,352	None	None	281,675	524,352	806,027	67,286		10/16/03	300
Manchester	TN	319,846	595,242	None	None	319,846	595,242	915,088	76,383		10/16/03	300
Monteagle	TN	271,173	504,849	None	None	271,173	504,849	776,022	64,783		10/16/03	300
Mt. Juliet	TN	397,128	738,764	None	None	397,128	738,764	1,135,892	94,802		10/16/03	300
Murfreesboro	TN	549,500	1,021,742	None	None	549,500	1,021,742	1,571,242	131,117		10/16/03	300
Murfreesboro	TN	467,810	870,032	None	None	467,810	870,032	1,337,842	111,648		10/16/03	300
Murfreesboro	TN	300,373	559,077	None	None	300,373	559,077	859,450	71,742		10/16/03	300
Nashville	TN	498,628	927,264	None	None	498,628	927,264	1,425,892	118,993		10/16/03	300
Ocoee	TN	119,792	223,713	(11,239)	None	119,792	212,474	332,266	28,704		10/16/03	300
Ooltewah	TN	234,231	436,241	None	None	234,231	436,241	670,472	55,978		10/16/03	300
Ooltewah	TN	700,000	1,301,242	(190,623)	None	700,000	1,110,619	1,810,619	156,222		10/16/03	300
Ooltewah	TN	105,000	196,242	None	None	105,000	196,242	301,242	25,178		10/16/03	300
Red Bank	TN	350,000	651,242	None	None	350,000	651,242	1,001,242	83,570		10/16/03	300
Red Bank	TN	300,373	559,077	(39,679)	None	300,373	519,398	819,771	71,742		10/16/03	300
Royal	TN	320,229	595,953	None	None	320,229	595,953	916,182	76,474		10/16/03	300
Smyrna	TN	426,466	793,251	None	None	426,466	793,251	1,219,717	101,794		10/16/03	300
Smyrna	TN	630,000	1,170,018	None	None	630,000	1,170,018	1,800,018	13,650		09/27/06	300
Soddy Daisy	TN	297,500	553,732	None	None	297,500	553,732	851,232	71,056		10/16/03	300
Soddy Daisy	TN	350,000	651,242	None	None	350,000	651,242	1,001,242	83,570		10/16/03	300
Soddy Daisy	TN	245,000	456,242	None	None	245,000	456,242	701,242	58,545		10/16/03	300
Sweetwater	TN	122,500	228,742	None	None	122,500	228,742	351,242	29,349		10/16/03	300
Sweetwater	TN	339,231	631,242	None	None	339,231	631,242	970,473	81,003		10/16/03	300
Sweetwater	TN	133,000	248,242	None	None	133,000	248,242	381,242	31,851		10/16/03	300
Chatham	VA	347,728	525,031	None	None	347,728	525,031	872,759	79,622		03/19/03	300
Chesapeake	VA	225,000	400,366	None	None	225,000	400,366	625,366	22,020		08/18/05	300
Collinsville	VA	84,465	130,137	None	None	84,465	130,137	214,602	19,730		03/19/03	300
Danville	VA	149,276	227,333	None	None	149,276	227,333	376,609	34,471		03/19/03	300
Danville	VA	83,644	128,884	None	None	83,644	128,884	212,528	19,540		03/19/03	300
Danville	VA	266,722	403,501	None	None	266,722	403,501	670,223	61,190		03/19/03	300
Franklin	VA	536,667	863,699	None	None	536,667	863,699	1,400,366	47,503		08/18/05	300
Hampton	VA	433,985	459,108	None	None	433,985	459,108	893,093	159,912		04/17/98	300
Highland Springs	VA	396,720	598,547	None	None	396,720	598,547	995,267	90,772		03/19/03	300
Martinsville	VA	246,820	373,653	None	None	246,820	373,653	620,473	56,663		03/19/03	300
Martinsville	VA	83,521	128,706	None	None	83,521	128,706	212,227	19,513		03/19/03	300
Midlothian	VA	325,000	302,872	None	None	325,000	302,872	627,872	113,530		08/21/97	300
Newport News	VA	490,616	605,304	None	None	490,616	605,304	1,095,920	181,505		04/17/98	300
Richmond	VA	298,227	451,014	None	None	298,227	451,014	749,241	68,396		03/19/03	300
Richmond	VA	329,698	498,015	None	None	329,698	498,015	827,713	75,525		03/19/03	300
Richmond	VA	213,982	324,659	None	None	213,982	324,659	538,641	49,232		03/19/03	300
Richmond	VA	482,735	727,776	None	None	482,735	727,776	1,210,511	110,372		03/19/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Richmond	VA	350,453	529,365	None	None	350,453	529,365	879,818	80,280		03/19/03	300
Richmond	VA	323,496	488,918	None	None	323,496	488,918	812,414	74,145		03/19/03	300
Richmond	VA	278,443	421,584	None	None	278,443	421,584	700,027	63,933		03/19/03	300
Richmond	VA	700,000	400,740	None	None	700,000	400,740	1,100,740	139,584		04/17/98	300
Richmond	VA	700,000	440,965	None	None	700,000	440,965	1,140,965	153,593		04/17/98	300
Richmond	VA	400,000	250,875	None	None	400,000	250,875	650,875	87,379		04/17/98	300
Richmond	VA	1,000,000	740	None	None	1,000,000	740	1,000,740	250		04/17/98	300
Richmond	VA	700,000	100,695	None	None	700,000	100,695	800,695	35,068		04/17/98	300
Richmond	VA	1,144,841	3,371,146	None	None	1,144,841	3,371,146	4,515,987	588,110		08/22/02	300
Roanoke	VA	325,000	575,366	None	None	325,000	575,366	900,366	31,645		08/15/05	300
Sandston	VA	152,535	232,528	None	None	152,535	232,528	385,063	35,259		03/19/03	300
South Boston	VA	160,893	244,778	None	None	160,893	244,778	405,671	37,117		03/19/03	300
Stafford	VA	271,865	601,997	None	None	271,865	601,997	873,862	241,802		12/20/96	300
Staunton	VA	675,000	1,000,366	None	None	675,000	1,000,366	1,675,366	55,020		08/18/05	300
Suffolk	VA	700,000	1,000,366	None	None	700,000	1,000,366	1,700,366	55,020		08/18/05	300
Troutville	VA	575,000	975,366	None	None	575,000	975,366	1,550,366	53,645		08/18/05	300
Virginia Beach	VA	1,194,560	2,218,773	None	None	1,194,560	2,218,773	3,413,333	403,062		06/27/02	300
Warrenton	VA	515,971	649,125	None	None	515,971	649,125	1,165,096	260,732		12/20/96	300
Williamsburg	VA	838,172	1,556,910	None	None	838,172	1,556,910	2,395,082	282,763		06/27/02	300
Wytheville	VA	1,222,535	1,577,830	None	None	1,222,535	1,577,830	2,800,365	86,781		08/18/05	300
Yorktown	VA	309,435	447,144	None	None	309,435	447,144	756,579	155,739		04/17/98	300

Craft and Novelty
Cutler Ridge	FL	743,498	657,485	68,215	35,192	743,498	760,892	1,504,390	259,670		12/31/98	300
Rockford	IL	159,587	618,398	None	22,550	159,587	640,948	800,535	263,984		11/26/96	300
Stony Brook	NY	980,000	1,801,586	None	None	980,000	1,801,586	2,781,586	573,494		01/11/99	300
Pleasant Hills	PA	631,084	1,172,563	None	None	631,084	1,172,563	1,803,647	193,471		11/01/02	300

Drug Stores
Montgomery	AL	1,150,000	1,479,627	None	None	1,150,000	1,479,627	2,629,627	110,980		02/09/05	300
Colorado Springs	CO	1,025,000	1,645,371	None	None	1,025,000	1,645,371	2,670,371	123,394		02/09/05	300
Fort Collins	CO	1,100,000	1,385,014	None	None	1,100,000	1,385,014	2,485,014	103,867		02/09/05	300
Casselberry	FL	1,075,020	1,664,284	None	None	1,075,020	1,664,284	2,739,304	552,015		09/30/98	300
Adel	GA	500,000	1,056,116	None	None	500,000	1,056,116	1,556,116	72,162		04/29/05	300
Blackshear	GA	430,000	1,005,393	None	None	430,000	1,005,393	1,435,393	68,696		04/29/05	300
Bowdon	GA	410,000	1,010,615	None	None	410,000	1,010,615	1,420,615	69,053		04/29/05	300
Cairo	GA	330,000	1,152,243	None	None	330,000	1,152,243	1,482,243	78,731		04/29/05	300
Quitman	GA	730,000	856,586	None	None	730,000	856,586	1,586,586	64,235		02/09/05	300
Woodstock	GA	930,000	1,035,544	None	None	930,000	1,035,544	1,965,544	70,762		04/29/05	300
Blackfoot	ID	560,000	1,932,186	None	None	560,000	1,932,186	2,492,186	144,905		02/09/05	300
Burley	ID	700,000	2,011,543	None	None	700,000	2,011,543	2,711,543	150,857		02/09/05	300
Chubbuck	ID	890,000	1,267,183	None	None	890,000	1,267,183	2,157,183	95,030		02/09/05	300
Salem	IN	—	2,351,296	None	None	—	2,351,296	2,351,296	35,269		08/16/06	300
Laurel	MD	—	2,400,696	None	None	—	2,400,696	2,400,696	36,010		08/16/06	300
Metamora	MI	859,139	2,291,557	None	None	859,139	2,291,557	3,150,696	34,373		08/16/06	300
Carson City	NV	800,000	2,770,950	None	None	800,000	2,770,950	3,570,950	207,813		02/09/05	300
Reno	NV	1,100,000	2,602,911	None	None	1,100,000	2,602,911	3,702,911	195,210		02/09/05	300
Reno	NV	850,000	2,306,647	None	None	850,000	2,306,647	3,156,647	172,990		02/09/05	300
Sparks	NV	1,000,000	2,271,513	None	None	1,000,000	2,271,513	3,271,513	170,355		02/09/05	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Sun Valley	NV	550,000	2,678,380	None	None	550,000	2,678,380	3,228,380	200,870		02/09/05	300
Cortland	OH	1,440,000	1,364,725	None	None	1,440,000	1,364,725	2,804,725	102,346		02/09/05	300
Madison	OH	580,000	1,272,742	None	None	580,000	1,272,742	1,852,742	86,965		04/29/05	300
Warren	OH	960,000	1,326,083	None	None	960,000	1,326,083	2,286,083	99,447		02/09/05	300
Warren	OH	800,000	1,241,503	None	None	800,000	1,241,503	2,041,503	93,104		02/09/05	300
Willowick	OH	530,000	1,241,308	None	None	530,000	1,241,308	1,771,308	84,817		04/29/05	300
Delmont	PA	720,000	1,246,023	None	None	720,000	1,246,023	1,966,023	93,443		02/09/05	300
Gettysburt	PA	—	2,500,750	None	None	—	2,500,750	2,500,750	37,511		08/16/06	300
Girard (7)	PA	—	1,542,187	None	None	—	1,542,187	1,542,187	152,544		02/09/05	300
Johnstown	PA	250,000	2,593,436	None	None	250,000	2,593,436	2,843,436	194,499		02/09/05	300
Johnstown	PA	600,000	2,010,255	None	None	600,000	2,010,255	2,610,255	150,760		02/09/05	300
Murrysville	PA	710,000	1,666,912	None	None	710,000	1,666,912	2,376,912	125,006		02/09/05	300
Oakdale	PA	1,255,750	2,995,001	None	None	1,255,750	2,995,001	4,250,751	44,925		08/16/06	300
Slippery Rock (7)	PA	—	1,507,821	None	None	—	1,507,821	1,507,821	149,266		02/09/05	300

Entertainment
Riverside	CA	4,000,000	130	None	None	4,000,000	130	4,000,130	21		07/05/02	300
Vista	CA	2,300,000	22	None	None	2,300,000	22	2,300,022	6		03/31/99	300
Dania	FL	8,272,080	1,713	None	None	8,272,080	1,713	8,273,793	511		03/31/99	300
Marietta	GA	1,500,000	768	None	None	1,500,000	768	1,500,768	155		06/29/01	300
Norcross	GA	1,600,000	768	None	None	1,600,000	768	1,600,768	155		06/29/01	300
Greensboro	NC	7,800,000	463	None	None	7,800,000	463	7,800,463	75		07/05/02	300
Brookhaven	NY	1,500,000	745	None	None	1,500,000	745	1,500,745	222		07/23/99	300
Riverhead	NY	6,200,000	744	None	None	6,200,000	744	6,200,744	222		07/23/99	300

Equipment Rental Services
Lake Worth	FL	679,079	1,262,568	None	None	679,079	1,262,568	1,941,647	174,655		07/03/03	300
Lewisville	TX	1,010,134	1,877,384	None	None	1,010,134	1,877,384	2,887,518	259,705		07/03/03	300

Financial Services
Colorado Springs	CO	313,250	695,730	40,500	47,692	313,250	783,922	1,097,172	609,603		03/10/87	300
Clearwater	FL	476,179	725,023	6,500	45,395	476,179	776,918	1,253,097	262,980		12/31/98	300
Orlando	FL	532,556	940,157	None	None	532,556	940,157	1,472,713	17,204	06/09/06	12/15/05	300
Blue Springs	MO	222,569	494,333	None	93	222,569	494,426	716,995	337,198		07/31/89	300

General Merchandise
Canon City	CO	339,045	630,531	None	None	339,045	630,531	969,576	3,153		11/02/06	300
Monte Vista	CO	47,652	582,159	None	None	47,652	582,159	629,811	187,275		12/23/98	300
Groveland	FL	101,782	189,258	None	None	101,782	189,258	291,040	58,982		03/31/99	300
Clarinda	IA	439,267	816,010	None	None	439,267	816,010	1,255,277	20,400		05/25/06	300
Garnett	KS	59,690	518,121	None	None	59,690	518,121	577,811	166,676		12/23/98	300
Hillsboro	KS	335,292	622,914	None	None	335,292	622,914	958,206	15,573		05/25/06	300
Phillipsburg	KS	423,725	787,146	None	None	423,725	787,146	1,210,871	19,679		05/25/06	300
Caledonia	MN	89,723	559,300	None	None	89,723	559,300	649,023	179,925		12/23/98	300
Long Prarie	MN	88,892	553,997	None	None	88,892	553,997	642,889	178,217		12/23/98	300
Moose Lake	MN	137,337	4,324	None	None	137,337	4,324	141,661	7	In Progress	12/29/06	300
Paynesvile	MN	49,483	525,406	None	None	49,483	525,406	574,889	169,020		12/23/98	300
Spring Valley	MN	69,785	579,238	None	None	69,785	579,238	649,023	186,339		12/23/98	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Warroad	MN	70,000	580,000	None	None	70,000	580,000	650,000	186,567		12/23/98	300
Willow Springs	MO	416,494	773,718	None	None	416,494	773,718	1,190,212	19,343		05/25/06	300
Mayville	ND	59,333	565,562	None	None	59,333	565,562	624,895	181,954		12/23/98	300
Ainsworth	NE	362,675	673,768	None	None	362,675	673,768	1,036,443	16,844		05/25/06	300
Imperial	NE	388,599	721,914	None	None	388,599	721,914	1,110,513	15,641		06/28/06	300
Bloomfield	NM	59,559	616,252	None	None	59,559	616,252	675,811	198,241		12/23/98	300
Coleman	TX	243,060	451,661	None	None	243,060	451,661	694,721	11,292		05/25/06	300
Colorado City	TX	92,535	505,276	None	None	92,535	505,276	597,811	162,544		12/23/98	300
Devine	TX	212,408	394,735	None	None	212,408	394,735	607,143	9,868		05/25/06	300
Midland	TX	544,075	1,322,431	None	None	544,075	1,322,431	1,866,506	469,350		02/02/98	300
Presidio	TX	407,657	757,362	None	None	407,657	757,362	1,165,019	18,934		05/25/06	300
Winnsboro	TX	79,280	1,270,090	None	None	79,280	1,270,090	1,349,370	7,284	In Progress	09/07/06	300
Yoakum	TX	390,147	724,821	None	None	390,147	724,821	1,114,968	18,121		05/25/06	300

Grocery Stores
Cloverdale	CA	1,505,000	2,795,321	None	None	1,505,000	2,795,321	4,300,321	368,050		09/30/03	300
Fortuna	CA	1,190,000	2,210,308	None	None	1,190,000	2,210,308	3,400,308	291,024		09/30/03	300
Boulder	CO	426,675	1,199,508	None	91,660	426,675	1,291,168	1,717,843	996,870		01/05/84	180
Central Point	OR	840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	205,440		09/30/03	300
Phoenix	OR	840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	205,440		09/30/03	300
Sheboygan	WI	1,513,216	4,427,968	7,220	11,838	1,513,216	4,447,026	5,960,242	1,313,304	06/03/99	08/24/98	300

Health and Fitness
Paradise Valley	AZ	2,608,389	3,418,783	None	None	2,608,389	3,418,783	6,027,172	666,629	06/06/02	06/26/01	300
Diamond Bar	CA	3,038,879	4,338,722	None	None	3,038,879	4,338,722	7,377,601	1,250,478	03/21/00	09/29/98	300
Norco	CA	1,247,243	3,807,569	None	None	1,247,243	3,807,569	5,054,812	1,032,382	12/13/00	06/29/99	300
Casselberry	FL	1,979,598	8,256,394	14,554	287,166	1,979,598	8,558,114	10,537,712	2,059,733	12/30/03	05/31/95	300
Coral Springs	FL	891,496	2,798,204	None	25	891,496	2,798,229	3,689,725	917,718	11/03/98	03/30/98	300
Miami	FL	3,115,101	4,439,526	None	25	3,115,101	4,439,551	7,554,652	1,168,174	05/19/00	06/07/99	300
Oakland Park	FL	2,800,000	2,196,480	None	None	2,800,000	2,196,480	4,996,480	388,236	07/06/01	03/27/01	300
Orlando	FL	2,144,778	3,755,905	None	None	2,144,778	3,755,905	5,900,683	472,723	08/07/03	11/26/02	300
Pembroke Pines	FL	1,714,388	4,387,824	None	25	1,714,388	4,387,849	6,102,237	1,068,994	12/11/00	10/01/99	300
Indianapolis	IN	3,008,186	4,176,325	None	None	3,008,186	4,176,325	7,184,511	255	In Progress	08/03/06	300
Cypress	TX	1,417,377	5,696,789	None	None	1,417,377	5,696,789	7,114,166	123,349	05/15/06	09/14/05	300
Dallas	TX	5,293,733	6,555,637	None	None	5,293,733	6,555,637	11,849,370	79,908	08/04/06	11/09/05	300
Fort Worth	TX	1,445,901	5,277,886	None	None	1,445,901	5,277,886	6,723,787	1,386,940		06/30/99	300
Keller	TX	1,478,222	5,679,604	None	None	1,478,222	5,679,604	7,157,826	270,158	09/08/05	12/16/04	300
McKinney	TX	1,805,460	5,972,111	None	None	1,805,460	5,972,111	7,777,571	229,900	12/07/05	04/20/05	300
Plano	TX	3,178,115	5,832,224	None	None	3,178,115	5,832,224	9,010,339	224,712	12/06/05	04/22/05	300

Home Furnishings
Danbury	CT	630,171	3,621,163	41,456	172	630,171	3,662,791	4,292,962	1,363,912		09/30/97	300
Brandon	FL	430,000	1,020,608	None	None	430,000	1,020,608	1,450,608	348,706		06/26/98	300
Jupiter	FL	1,698,316	3,209,801	None	None	1,698,316	3,209,801	4,908,117	850,554		05/03/00	300
Tampa	FL	685,000	885,624	None	None	685,000	885,624	1,570,624	302,586		06/26/98	300
Tampa	FL	494,763	767,737	71,880	1,870	494,763	841,487	1,336,250	319,969		12/31/98	300
Titusville	FL	176,459	579,793	None	22,652	176,459	602,445	778,904	239,433		11/26/96	300
West Palm Beach	FL	347,651	706,081	69,111	32,441	347,651	807,633	1,155,284	262,096		12/31/98	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Rome	GA	254,902	486,812	None	136	254,902	486,948	741,850	197,248		11/26/96	300
Davenport	IA	270,000	930,689	None	None	270,000	930,689	1,200,689	317,983		06/26/98	300
Joilet	IL	440,000	910,689	None	None	440,000	910,689	1,350,689	311,150		06/26/98	300
Wichita	KS	430,000	740,725	None	None	430,000	740,725	1,170,725	253,079		06/26/98	300
Alexandria	LA	400,000	810,608	None	None	400,000	810,608	1,210,608	276,956		06/26/98	300
Monroe	LA	450,000	835,608	None	None	450,000	835,608	1,285,608	285,497		06/26/98	300
Shreveport	LA	525,000	725,642	None	None	525,000	725,642	1,250,642	247,926		06/26/98	300
Battle Creek	MI	485,000	895,689	None	None	485,000	895,689	1,380,689	306,025		06/26/98	300
Eden Prairie	MN	500,502	1,055,244	None	None	500,502	1,055,244	1,555,746	332,365		02/26/99	300
Hattiesburg	MS	300,000	660,608	None	None	300,000	660,608	960,608	225,706		06/26/98	300
Hattiesburg	MS	198,659	457,379	None	2,682	198,659	460,061	658,720	187,002		11/26/96	300
Ridgeland	MS	281,867	769,890	None	None	281,867	769,890	1,051,757	293,756		06/27/97	300
Omaha	NE	1,956,296	3,949,402	None	None	1,956,296	3,949,402	5,905,698	1,533,459		04/04/97	300
Henderson	NV	1,268,655	3,109,995	None	None	1,268,655	3,109,995	4,378,650	1,155,675		09/26/97	300
Staten Island	NY	3,190,883	2,569,802	None	862	3,190,883	2,570,664	5,761,547	904,175		03/26/98	300
Lancaster	OH	250,000	830,689	None	None	250,000	830,689	1,080,689	283,817		06/26/98	300
Altoona	PA	455,000	745,694	None	None	455,000	745,694	1,200,694	254,777		06/26/98	300
Erie	PA	510,000	900,689	None	None	510,000	900,689	1,410,689	307,733		06/26/98	300
Muncy	PA	315,000	835,648	None	None	315,000	835,648	1,150,648	285,511		06/26/98	300
Whitehall	PA	515,525	1,146,868	None	None	515,525	1,146,868	1,662,393	391,844		06/30/98	300
Columbia	SC	600,000	900,725	None	None	600,000	900,725	1,500,725	307,745		06/26/98	300
Jackson	TN	380,000	750,608	None	None	380,000	750,608	1,130,608	256,456		06/26/98	300
Memphis	TN	804,262	1,432,520	None	648	804,262	1,433,168	2,237,430	546,952		06/30/97	300
Abilene	TX	400,000	680,616	None	None	400,000	680,616	1,080,616	232,542		06/26/98	300
Arlington	TX	475,069	1,374,167	None	203	475,069	1,374,370	1,849,439	538,124		03/26/97	300
Cedar Park	TX	253,591	827,237	None	285	253,591	827,522	1,081,113	323,986		03/10/97	300
Houston	TX	867,767	687,042	None	322	867,767	687,364	1,555,131	269,036		03/07/97	300
Plainview	TX	125,000	734,558	40,000	21,682	125,000	796,240	921,240	400,095		01/24/84	180
San Antonio	TX	323,451	637,991	47,914	34,151	323,451	720,056	1,043,507	273,356		12/31/98	300
Spring	TX	1,794,872	1,810,069	None	None	1,794,872	1,810,069	3,604,941	672,557		09/29/97	300
Webster	TX	283,604	538,002	2,470	None	283,604	540,472	824,076	206,202		06/12/97	300
Eau Claire	WI	260,000	820,689	None	None	260,000	820,689	1,080,689	280,400		06/26/98	300
La Crosse	WI	372,883	877,812	None	None	372,883	877,812	1,250,695	299,917		06/26/98	300

Home Improvements
Lawndale	CA	667,007	1,238,841	None	None	667,007	1,238,841	1,905,848	398,492		12/31/98	300
Los Angeles	CA	902,494	1,676,204	None	None	902,494	1,676,204	2,578,698	539,177		12/31/98	300
Los Angeles	CA	163,668	304,097	None	None	163,668	304,097	467,765	97,816		12/31/98	300
Van Nuys	CA	750,293	1,393,545	None	None	750,293	1,393,545	2,143,838	448,255		12/31/98	300
West Covina	CA	311,040	577,733	None	None	311,040	577,733	888,773	185,837		12/31/98	300
Orange Park	FL	478,314	618,348	None	280	478,314	618,628	1,096,942	199,121		12/31/98	300
Pensacola	FL	419,842	1,899,287	58,581	34,745	419,842	1,992,613	2,412,455	791,494		11/26/96	300
Des Moines	IA	225,771	682,604	None	None	225,771	682,604	908,375	217,288		01/29/99	300
Broadview	IL	345,166	641,739	None	None	345,166	641,739	986,905	206,437		12/31/98	300
Springfield	IL	219,859	630,595	None	32,077	219,859	662,672	882,531	260,616		11/26/96	300
Lenexa	KS	1,051,077	1,952,233	None	None	1,051,077	1,952,233	3,003,310	74,836		01/06/06	300
Lenexa	KS	3,688,591	6,850,770	None	None	3,688,591	6,850,770	10,539,361	262,613		01/06/06	300
Baltimore	MD	171,320	318,882	None	None	171,320	318,882	490,202	102,584		12/31/98	300
Blue Springs	MO	870,071	1,616,080	None	None	870,071	1,616,080	2,486,151	61,950		01/06/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Chillicothe	MO	804,948	1,495,138	None	None	804,948	1,495,138	2,300,086	57,314		01/06/06	300
Columbia	MO	2,039,436	3,787,757	None	None	2,039,436	3,787,757	5,827,193	145,197		01/06/06	300
Columbia,	MO	1,080,521	2,006,915	None	None	1,080,521	2,006,915	3,087,436	76,932		01/06/06	300
Fulton	MO	791,603	1,470,353	None	None	791,603	1,470,353	2,261,956	56,364		01/06/06	300
Jefferson City	MO	1,481,299	2,751,217	None	None	1,481,299	2,751,217	4,232,516	105,463		01/06/06	300
Kirksville	MO	1,421,788	2,640,696	None	None	1,421,788	2,640,696	4,062,484	101,227		01/06/06	300
Macon	MO	493,394	916,537	None	None	493,394	916,537	1,409,931	35,134		01/06/06	300
Moberly	MO	1,293,387	2,402,283	None	None	1,293,387	2,402,283	3,695,670	92,086		01/06/06	300
Omaha	NE	1,515,773	2,816,678	None	None	1,515,773	2,816,678	4,332,451	107,973		01/06/06	300
Rochester	NY	158,168	294,456	None	None	158,168	294,456	452,624	94,727		12/31/98	300
Carrolton	TX	201,569	374,342	None	None	201,569	374,342	575,911	45,545		12/05/03	300
Mesquite	TX	1,049,287	1,949,085	134,528	75,903	1,049,287	2,159,516	3,208,803	425,589		03/28/02	300
Midland	TX	1,590,052	2,953,473	None	None	1,590,052	2,953,473	4,543,525	113,216		01/06/06	300
Odessa	TX	1,346,834	2,501,783	None	None	1,346,834	2,501,783	3,848,617	95,902		01/06/06	300
Pasadena	TX	147,535	274,521	None	None	147,535	274,521	422,056	88,307		12/31/98	300
Plano	TX	363,851	676,249	None	None	363,851	676,249	1,040,100	217,529		12/31/98	300
San Antonio	TX	367,890	683,750	None	None	367,890	683,750	1,051,640	219,942		12/31/98	300
Chesapeake	VA	144,014	649,869	None	11,754	144,014	661,623	805,637	550,713		12/22/86	300

Motor Vehicle Delaerships
Robertsdale	AL	3,026,015	5,408,695	None	None	3,026,015	5,408,695	8,434,710	17,626	In Progress	04/07/06	300
Golden	CO	4,004,339	1,602,070	None	None	4,004,339	1,602,070	5,606,409	152,196		08/25/04	300
Longmont	CO	2,502,092	6,906,609	None	None	2,502,092	6,906,609	9,408,701	656,127		08/25/04	300
Clermont	FL	575,725	2,671,558	None	None	575,725	2,671,558	3,247,283	218,165		12/31/04	300
Gulf Breeze	FL	3,518,413	905,480	None	None	3,518,413	905,480	4,423,893	25,655		04/07/06	300
Pooler	GA	1,339,957	1,830,729	None	None	1,339,957	1,830,729	3,170,686	51,556		03/01/06	300
Snellville	GA	1,137,266	3,201,155	None	None	1,137,266	3,201,155	4,338,421	134,787		10/25/05	300
Woodstock	GA	2,509,102	2,509,993	None	None	2,509,102	2,509,993	5,019,095	121,316		10/25/05	300
Island Lake	IL	2,107,134	5,419,814	None	None	2,107,134	5,419,814	7,526,948	442,618		12/31/04	300
Colfax	NC	1,125,979	2,196,033	None	None	1,125,979	2,196,033	3,322,012	176,928		12/31/04	300
Statesville	NC	2,353,825	4,159,653	None	None	2,353,825	4,159,653	6,513,478	311,455		05/13/04	300
Chichester	NH	578,314	4,546,307	None	None	578,314	4,546,307	5,124,621	354,317		10/01/04	300
Churchville	NY	1,000,000	5,755,131	None	None	1,000,000	5,755,131	6,755,131	130,470	03/17/06	03/23/06	300
Green	OH	715,953	554,589	None	None	715,953	554,589	1,270,542	29,086	01/19/05	01/20/05	300
Hillsboro	OR	1,611,084	1,936,755	None	None	1,611,084	1,936,755	3,547,839	22,595		09/01/06	300
Woods Village	OR	3,822,277	4,226,096	None	None	3,822,277	4,226,096	8,048,373	49,304		09/01/06	300
Connellsville	PA	264,670	587,843	None	1,523	264,670	589,366	854,036	445,589		08/17/87	300
Columbia	SC	1,145,120	31,285	None	None	1,145,120	31,285	1,176,405	2,242		03/03/05	300
Myrtle Beach	SC	4,099,824	2,080,941	None	None	4,099,824	2,080,941	6,180,765	149,134	07/28/00	03/03/05	300
Spartanburg	SC	1,234,815	3,111,921	None	None	1,234,815	3,111,921	4,346,736	221,790	In Progress	03/03/05	300
Katy	TX	1,347,454	8,564,135	None	None	1,347,454	8,564,135	9,911,589	392,426		01/25/05	300

Office Supplies
Lakewood	CA	1,398,387	3,098,607	None	None	1,398,387	3,098,607	4,496,994	1,234,203		01/29/97	300
Riverside	CA	1,410,177	1,659,850	None	None	1,410,177	1,659,850	3,070,027	616,845		09/17/97	300
Casselberry	FL	—	1,277,112	None	None	—	1,277,112	1,277,112	57,463	10/12/05	01/25/05	300
Hutchinson	KS	269,964	1,704,013	None	None	269,964	1,704,013	1,973,977	650,286		06/25/97	300
Salina	KS	240,423	1,829,837	None	None	240,423	1,829,837	2,070,260	698,300		06/25/97	300
Sikeston	MO	409,114	2,005,416	None	None	409,114	2,005,416	2,414,530	397,728		01/24/02	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
Description (Note 1)		Land	Buildings, Improvements and Acquisition Fees	Improvements	Carrying Costs	Land	Buildings, Improvements and Acquisition Fees	Total	Accumulated Depreciation (Note 4)	Date of Construction	Date Acquired	in latest Income Statement is Computed (in Months)

Helena	MT	564,241	1,503,118	400	None	564,241	1,503,518	2,067,759	573,681		06/09/97	300
Asheboro	NC	465,557	2,176,416	21,418	None	465,557	2,197,834	2,663,391	773,075		03/27/98	300
Westbury	NY	3,808,076	2,377,932	None	None	3,808,076	2,377,932	6,186,008	883,550		09/29/97	300
New Philiadelphia	OH	726,636	1,650,672	7,960	None	726,636	1,658,632	2,385,268	636,683		05/30/97	300

Pet Supplies and Services
Tampa	FL	347,794	905,248	46,000	14,357	347,794	965,605	1,313,399	308,878		12/31/98	300
Duluth	GA	361,058	1,591,629	None	None	361,058	1,591,629	1,952,687	447,427	01/27/99	09/29/98	300
Marietta	GA	495,412	1,526,370	None	None	495,412	1,526,370	2,021,782	412,427	05/28/99	09/29/98	300
Indianapolis	IN	427,000	1,296,901	None	None	427,000	1,296,901	1,723,901	344,486	03/10/00	01/19/99	300
Sudbury	MA	543,038	2,477,213	None	None	543,038	2,477,213	3,020,251	639,015	11/12/99	09/30/98	300
Tyngsborough	MA	312,204	1,222,522	None	None	312,204	1,222,522	1,534,726	417,688		06/12/98	300
Matthews	NC	610,177	1,394,743	None	None	610,177	1,394,743	2,004,920	471,888		07/17/98	300
North Plainfield	NJ	985,430	1,590,447	None	17	985,430	1,590,464	2,575,894	459,493		09/24/98	300
Albuquerque	NM	684,036	874,914	300,000	42,875	684,036	1,217,789	1,901,825	373,157		12/31/98	300
Dickson City	PA	659,790	1,880,722	2,496	None	659,790	1,883,218	2,543,008	717,668		06/20/97	300
Clarksville	TN	290,775	395,870	None	109	290,775	395,979	686,754	160,404		11/26/96	300

Private Education
Coconut Creek	FL	310,111	1,243,682	None	None	310,111	1,243,682	1,553,793	367,173	08/02/99	12/01/98	300
Las Vegas	NV	1,080,444	3,346,772	None	None	1,080,444	3,346,772	4,427,216	1,176,852		03/04/98	300
Missouri City	TX	221,025	437,593	None	21,608	221,025	459,201	680,226	276,434		12/13/90	300
Sugar Land	TX	1,600,000	6,300,995	None	None	1,600,000	6,300,995	7,900,995	136,518		06/28/06	300
Chantilly	VA	688,917	3,208,607	None	None	688,917	3,208,607	3,897,524	910,259	05/07/99	09/30/98	300
Kingstowne	VA	300,000	1,191,396	None	None	300,000	1,191,396	1,491,396	312,050	08/22/00	11/08/99	300

Restaurants
Alabaster	AL	335,197	622,697	None	None	335,197	622,697	957,894	7,265		09/14/06	300
Andalusia	AL	252,403	468,949	None	None	252,403	468,949	721,352	5,471		09/14/06	300
Atmore	AL	272,044	505,636	None	None	272,044	505,636	777,680	108,706		08/31/01	300
Attalla	AL	148,993	276,890	None	None	148,993	276,890	425,883	3,230		09/14/06	300
Bessemer	AL	172,438	320,429	None	None	172,438	320,429	492,867	3,738		09/14/06	300
Boaz	AL	829,001	1,541,245	None	None	829,001	1,541,245	2,370,246	7,705		11/01/06	300
Brent	AL	134,432	249,846	None	None	134,432	249,846	384,278	2,915		09/14/06	300
Clanton	AL	230,036	427,391	None	None	230,036	427,391	657,427	91,887		08/31/01	300
Demopolis	AL	251,349	466,972	None	None	251,349	466,972	718,321	100,397		08/31/01	300
Enterprise	AL	840,946	1,563,474	None	None	840,946	1,563,474	2,404,420	7,816		11/01/06	300
Evergreen	AL	148,982	276,881	None	None	148,982	276,881	425,863	3,230		09/14/06	300
Fort Payne	AL	303,056	563,001	None	None	303,056	563,001	866,057	121,043		08/31/01	300
Fort Payne	AL	814,113	1,513,596	None	None	814,113	1,513,596	2,327,709	7,567		11/01/06	300
Gadsden	AL	242,194	449,977	None	None	242,194	449,977	692,171	5,250		09/14/06	300
Gadsden	AL	851,124	1,582,332	None	None	851,124	1,582,332	2,433,456	7,910		11/01/06	300
Gardendale	AL	398,669	740,568	None	None	398,669	740,568	1,139,237	159,220		08/31/01	300
Greenville	AL	226,108	420,117	None	None	226,108	420,117	646,225	4,901		09/14/06	300
Hamilton	AL	214,198	397,991	None	None	214,198	397,991	612,189	4,643		09/14/06	300
Hoover	AL	251,434	467,185	None	None	251,434	467,185	718,619	100,442		08/31/01	300
Hueytown	AL	281,422	522,828	None	None	281,422	522,828	804,250	6,100		09/14/06	300
Huntsville	AL	826,840	1,537,233	None	None	826,840	1,537,233	2,364,073	7,685		11/01/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Huntsville	AL	811,599	1,508,927	None	None	811,599	1,508,927	2,320,526	7,543		11/01/06	300
Leeds	AL	171,145	318,028	None	None	171,145	318,028	489,173	3,710		09/14/06	300
Mobile	AL	286,333	531,950	None	None	286,333	531,950	818,283	6,206		09/14/06	300
Montgomery	AL	143,693	267,060	None	None	143,693	267,060	410,753	3,116		09/14/06	300
Montgomery	AL	145,206	269,870	None	None	145,206	269,870	415,076	3,148		09/14/06	300
Montgomery	AL	380,468	706,777	None	None	380,468	706,777	1,087,245	5,890		10/12/06	300
Opp	AL	160,778	298,782	None	None	160,778	298,782	459,560	2,490		10/12/06	300
Prattville	AL	254,278	472,432	None	None	254,278	472,432	726,710	5,512		09/14/06	300
Sylacauga	AL	801,413	1,490,012	None	None	801,413	1,490,012	2,291,425	7,449		11/01/06	300
Trussville	AL	256,485	476,510	None	None	256,485	476,510	732,995	3,971		10/12/06	300
Warrior	AL	159,109	295,676	None	None	159,109	295,676	454,785	3,450		09/14/06	300
Arkadelphia	AR	248,868	462,744	None	None	248,868	462,744	711,612	3,856		10/12/06	300
Bentonville	AR	377,086	700,582	None	None	377,086	700,582	1,077,668	150,621		08/31/01	300
Conway	AR	941,465	1,750,100	None	None	941,465	1,750,100	2,691,565	8,749		11/01/06	300
El Dorado	AR	907,534	1,687,608	None	None	907,534	1,687,608	2,595,142	8,437		11/01/06	300
Hope	AR	288,643	536,715	None	None	288,643	536,715	825,358	115,385		08/31/01	300
Jacksonville	AR	267,376	497,124	None	None	267,376	497,124	764,500	5,800		09/14/06	300
Little Rock	AR	317,000	589,377	None	None	317,000	589,377	906,377	126,707		08/31/01	300
Malvern	AR	219,703	408,588	None	None	219,703	408,588	628,291	4,767		09/14/06	300
Pocahontas	AR	241,128	447,988	None	None	241,128	447,988	689,116	3,733		10/12/06	300
Russellville	AR	864,497	1,607,158	None	None	864,497	1,607,158	2,471,655	8,035		11/01/06	300
Siloam Springs	AR	190,000	352,808	None	None	190,000	352,808	542,808	128,764		11/20/97	300
Glendale	AZ	624,761	895,976	None	100	624,761	896,076	1,520,837	386,840		03/06/96	300
Glendale	AZ	1,511,430	3,224,502	None	None	1,511,430	3,224,502	4,735,932	9,966	11/06/06	05/16/06	300
Goodyear	AZ	794,360	686,252	None	None	794,360	686,252	1,480,612	23,402	01/13/06	04/08/05	300
Surprise	AZ	681,288	1,008,310	None	None	681,288	1,008,310	1,689,598	74,390	09/29/04	04/16/04	300
Tucson	AZ	107,393	497,904	None	308	107,393	498,212	605,605	437,282		01/17/86	300
Yuma	AZ	236,121	541,651	None	None	236,121	541,651	777,772	186,866		05/28/98	300
Barstow	CA	689,842	690,204	None	None	689,842	690,204	1,380,046	228,920		09/24/98	300
Livermore	CA	662,161	823,242	None	None	662,161	823,242	1,485,403	273,045		09/23/98	300
Northridge	CA	—	—	None	102	—	102	102	40		04/01/70	300
Rancho Cucamonga	CA	95,192	441,334	None	129	95,192	441,463	536,655	384,246		12/20/85	300
Riverside	CA	90,000	170,394	135,301	55	90,000	305,750	395,750	194,456		12/09/76	300
Sacramento	CA	386,793	417,290	None	None	386,793	417,290	804,083	141,183		07/31/98	300
San Dimas	CA	240,562	445,521	46,026	None	240,562	491,547	732,109	453,192		03/12/81	180
San Ramon	CA	406,000	1,126,930	None	None	406,000	1,126,930	1,532,930	1,126,930		12/08/83	180
Colorado Springs	CO	152,000	704,736	None	262	152,000	704,998	856,998	593,300		09/30/86	300
Denver	CO	540,250	1,132,439	None	None	540,250	1,132,439	1,672,689	90,031	08/09/04	03/29/04	300
Lakewood	CO	1,606,511	5,865	None	None	1,606,511	5,865	1,612,376	558	10/01/03	12/31/02	300
Parker	CO	778,054	1,169,265	None	None	778,054	1,169,265	1,947,319	67,714	06/10/05	02/23/05	300
Danbury	CT	548,459	284,639	None	None	548,459	284,639	833,098	57,401		12/19/01	300
Glastonbury	CT	452,291	293,214	None	None	452,291	293,214	745,505	59,130		12/19/01	300
Manchester	CT	458,386	458,639	None	None	458,386	458,639	917,025	92,491		12/19/01	300
Unionville	CT	167,740	316,672	None	None	167,740	316,672	484,412	63,861		12/19/01	300
Waterbury	CT	521,021	705,163	None	None	521,021	705,163	1,226,184	142,206		12/19/01	300
Casselberry	FL	403,900	897,075	None	134	403,900	897,209	1,301,109	594,063		12/29/89	300
Chipley	FL	270,439	502,655	None	None	270,439	502,655	773,094	108,065		08/31/01	300
DeFuniak	FL	269,554	501,010	None	None	269,554	501,010	770,564	107,712		08/31/01	300
Jacksonville	FL	150,210	693,445	None	None	150,210	693,445	843,655	610,856		09/13/85	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Jacksonville	FL	143,299	664,373	None	None	143,299	664,373	807,672	579,046		12/13/85	300
Jacksonville	FL	1,451,180	682,518	None	None	1,451,180	682,518	2,133,698	7,699	08/04/06	05/09/06	300
Land O’ Lakes	FL	770,136	1,190,937	None	None	770,136	1,190,937	1,961,073	42,371	10/21/05	03/24/05	300
New Port Ritchey	FL	929,402	1,376,357	None	None	929,402	1,376,357	2,305,759	3,680	11/13/06	08/01/06	300
Orlando	FL	209,800	972,679	None	463	209,800	973,142	1,182,942	823,137		08/15/86	300
Orlando	FL	230,000	1,066,339	None	461	230,000	1,066,800	1,296,800	931,791		11/18/85	300
Orlando	FL	600,000	949,489	None	None	600,000	949,489	1,549,489	289,815	05/27/99	12/18/98	300
Orlando	FL	1,135,310	1,143,599	None	None	1,135,310	1,143,599	2,278,909	113	In Progress	06/30/06	300
Oviedo	FL	456,108	847,515	None	None	456,108	847,515	1,303,623	38,138		11/21/05	300
Oviedo	FL	204,200	911,338	None	None	204,200	911,338	1,115,538	247,735		08/24/99	300
Palm Bay	FL	330,000	556,668	None	None	330,000	556,668	886,668	173,616	02/17/99	12/29/98	300
Panama City	FL	202,047	375,424	None	None	202,047	375,424	577,471	3,129		10/12/06	300
Albany	GA	326,690	607,247	None	None	326,690	607,247	933,937	25,301		12/21/05	300
Americus	GA	709,624	1,319,578	None	None	709,624	1,319,578	2,029,202	6,597		11/01/06	300
Augusta	GA	827,895	1,539,237	None	None	827,895	1,539,237	2,367,132	7,695		11/01/06	300
Gainesville	GA	952,660	1,770,931	None	None	952,660	1,770,931	2,723,591	8,853		11/01/06	300
Garden City	GA	197,225	438,043	32,125	11,190	197,225	481,358	678,583	307,662		04/20/89	300
Hinesville	GA	172,611	383,376	None	3,845	172,611	387,221	559,832	285,323		12/22/87	300
Lagrange	GA	853,599	1,586,959	None	None	853,599	1,586,959	2,440,558	7,934		11/01/06	300
Lithonia	GA	89,220	413,647	None	1,243	89,220	414,890	504,110	377,760		01/04/85	300
Norcross	GA	827,707	1,538,875	None	None	827,707	1,538,875	2,366,582	7,693		11/01/06	300
Savannah	GA	719,188	1,337,352	None	None	719,188	1,337,352	2,056,540	6,686		11/01/06	300
Snellville	GA	710,600	1,321,389	None	None	710,600	1,321,389	2,031,989	6,606		11/01/06	300
Statesboro	GA	926,462	1,722,290	None	None	926,462	1,722,290	2,648,752	8,610		11/01/06	300
Statesboro	GA	201,250	446,983	None	3,503	201,250	450,486	651,736	299,168		11/14/89	300
Stone Mountain	GA	215,940	1,001,188	51,876	1,889	215,940	1,054,953	1,270,893	879,279		10/30/86	300
Thomasville	GA	300,211	558,074	None	None	300,211	558,074	858,285	23,253		12/21/05	300
Thomasville	GA	894,504	1,662,939	None	None	894,504	1,662,939	2,557,443	8,313		11/01/06	300
Valdosta	GA	901,658	1,676,225	None	None	901,658	1,676,225	2,577,883	8,380		11/01/06	300
Warner Robins	GA	896,841	1,667,267	None	None	896,841	1,667,267	2,564,108	8,335		11/01/06	300
Washington	GA	292,628	543,862	None	None	292,628	543,862	836,490	116,925		08/31/01	300
Waycross	GA	223,475	415,563	None	None	223,475	415,563	639,038	17,315		12/21/05	300
Waycross	GA	956,765	1,778,566	None	None	956,765	1,778,566	2,735,331	8,892		11/01/06	300
Altoona	IA	654,179	1,285,639	None	None	654,179	1,285,639	1,939,818	72,368	06/13/05	12/30/04	300
Ankeny	IA	100,000	349,218	25,075	555	100,000	374,848	474,848	358,390		07/28/83	180
Burlington	IA	653,057	1,214,571	None	None	653,057	1,214,571	1,867,628	6,072		11/01/06	300
Cedar Falls	IA	208,411	387,971	None	None	208,411	387,971	596,382	16,164		12/21/05	300
Cedar Rapids	IA	125,076	233,206	None	None	125,076	233,206	358,282	9,716		12/21/05	300
Cedar Rapids	IA	822,331	1,528,939	None	None	822,331	1,528,939	2,351,270	7,643		11/01/06	300
Clive	IA	840,697	1,563,046	None	None	840,697	1,563,046	2,403,743	7,814		11/01/06	300
Fort Dodge	IA	388,815	722,573	None	None	388,815	722,573	1,111,388	8,430		09/14/06	300
Oelwein	IA	84,244	157,375	None	None	84,244	157,375	241,619	6,556		12/21/05	300
Urbandale	IA	395,896	735,724	None	None	395,896	735,724	1,131,620	8,583		09/14/06	300
Waterloo	IA	263,555	490,374	None	None	263,555	490,374	753,929	17,164		02/28/06	300
Boise	ID	190,894	423,981	None	250	190,894	424,231	615,125	308,481		05/17/88	300
Boise	ID	161,352	334,041	None	250	161,352	334,291	495,643	237,648		10/07/88	300
Nampa	ID	74,156	343,820	None	250	74,156	344,070	418,226	286,129		12/31/86	300
Rexburg	ID	90,760	420,787	None	11,524	90,760	432,311	523,071	368,256		11/25/85	300
Alton	IL	225,785	419,315	None	747	225,785	420,062	645,847	298,619		10/18/88	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Centralia	IL	225,966	420,573	None	None	225,966	420,573	646,539	17,523		12/21/05	300
Champaign	IL	805,888	1,498,402	None	None	805,888	1,498,402	2,304,290	7,491		11/01/06	300
Effingham	IL	783,528	1,456,874	None	None	783,528	1,456,874	2,240,402	7,283		11/01/06	300
Fairview Heights	IL	660,652	1,227,321	None	None	660,652	1,227,321	1,887,973	55,229		11/21/05	300
Lincoln	IL	206,532	383,970	None	None	206,532	383,970	590,502	82,548		08/31/01	300
Marion	IL	831,323	1,545,566	None	None	831,323	1,545,566	2,376,889	7,727		11/01/06	300
Moline	IL	781,044	1,452,262	None	None	781,044	1,452,262	2,233,306	7,260		11/01/06	300
Mt Vernon	IL	883,110	1,641,741	None	None	883,110	1,641,741	2,524,851	8,207		11/01/06	300
Oswego	IL	953,394	1,208,677	None	None	953,394	1,208,677	2,162,071	47,848	06/15/05	06/24/05	300
Peoria	IL	662,460	1,060,577	None	None	662,460	1,060,577	1,723,037	82,035	10/13/04	06/15/04	300
Rock Island	IL	138,463	258,066	None	None	138,463	258,066	396,529	10,752		12/21/05	300
Springfield	IL	846,830	1,574,436	None	None	846,830	1,574,436	2,421,266	7,871		11/01/06	300
Swansea	IL	890,625	1,655,705	None	None	890,625	1,655,705	2,546,330	8,277		11/01/06	300
Anderson	IN	831,077	1,545,131	None	None	831,077	1,545,131	2,376,208	7,724		11/01/06	300
Anderson	IN	197,523	438,706	None	315	197,523	439,021	636,544	317,612		03/25/88	300
Elkhart	IN	496,306	922,168	None	None	496,306	922,168	1,418,474	41,498		11/21/05	300
Elkhart	IN	835,890	1,554,059	None	None	835,890	1,554,059	2,389,949	7,769		11/01/06	300
Evansville	IN	136,738	254,864	None	None	136,738	254,864	391,602	10,618		12/21/05	300
Jasper	IN	129,919	242,199	None	None	129,919	242,199	372,118	10,091		12/21/05	300
Kokomo	IN	417,330	775,555	None	None	417,330	775,555	1,192,885	24,559		03/28/06	300
Marion	IN	426,384	792,314	None	None	426,384	792,314	1,218,698	33,013		12/13/05	300
Marion	IN	685,194	1,274,206	None	None	685,194	1,274,206	1,959,400	6,370		11/01/06	300
Michigan City	IN	840,998	1,563,545	None	None	840,998	1,563,545	2,404,543	7,816		11/01/06	300
Muncie	IN	136,400	632,380	8,000	13,335	136,400	653,715	790,115	557,284		03/18/86	300
Muncie	IN	644,177	1,196,786	None	None	644,177	1,196,786	1,840,963	53,855		11/21/05	300
Muncie	IN	67,156	149,157	None	151	67,156	149,308	216,464	109,455		03/30/88	300
New Castle	IN	246,192	320,572	None	163	246,192	320,735	566,927	245,278		01/07/87	300
Newburgh	IN	161,193	300,280	None	None	161,193	300,280	461,473	12,511		12/21/05	300
South Bend	IN	133,200	617,545	None	19,347	133,200	636,892	770,092	549,002		04/28/86	300
Terre Haute	IN	767,189	1,426,532	None	None	767,189	1,426,532	2,193,721	7,131		11/01/06	300
Valparaiso	IN	365,612	679,507	None	None	365,612	679,507	1,045,119	26,048		01/11/06	300
Washington	IN	155,856	290,368	None	None	155,856	290,368	446,224	12,098		12/21/05	300
Westfield	IN	213,341	477,300	None	None	213,341	477,300	690,641	316,870		12/21/89	300
Chanute	KS	330,852	615,008	None	None	330,852	615,008	945,860	7,175		09/14/06	300
Derby	KS	96,060	445,359	None	None	96,060	445,359	541,419	390,480		10/29/85	300
El Dorado	KS	87,400	405,206	None	7,558	87,400	412,764	500,164	349,084		04/10/86	300
Fort Scott	KS	269,301	500,698	None	None	269,301	500,698	769,999	5,841		09/14/06	300
Parsons	KS	318,516	592,099	None	None	318,516	592,099	910,615	6,908		09/14/06	300
Shawnee	KS	953,916	1,773,245	None	None	953,916	1,773,245	2,727,161	8,865		11/01/06	300
Wichita	KS	98,000	454,350	None	241	98,000	454,591	552,591	384,453		08/08/86	300
Wichita	KS	787,377	1,463,936	None	None	787,377	1,463,936	2,251,313	7,318		11/01/06	300
Bowling Green	KY	685,246	1,273,002	None	None	685,246	1,273,002	1,958,248	57,285		11/21/05	300
Hazard	KY	243,836	453,025	None	None	243,836	453,025	696,861	5,285		09/14/06	300
Hopkinsville	KY	801,532	1,490,241	None	None	801,532	1,490,241	2,291,773	7,450		11/01/06	300
Lexington	KY	655,085	1,216,983	None	None	655,085	1,216,983	1,872,068	54,764		11/21/05	300
Lexington	KY	122,200	490,200	None	None	122,200	490,200	612,400	408,341		12/03/86	300
Louisville	KY	821,990	1,528,277	None	None	821,990	1,528,277	2,350,267	7,640		11/01/06	300
Madisonville	KY	422,501	784,831	None	None	422,501	784,831	1,207,332	9,156		09/14/06	300
Middlesboro	KY	859,709	1,598,327	None	None	859,709	1,598,327	2,458,036	7,990		11/01/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Murray	KY	831,246	1,545,422	None	None	831,246	1,545,422	2,376,668	7,726		11/01/06	300
Paducah	KY	673,551	1,251,276	None	None	673,551	1,251,276	1,924,827	56,307		11/21/05	300
Richmond	KY	913,770	1,698,726	None	None	913,770	1,698,726	2,612,496	8,492		11/01/06	300
Alexandria	LA	143,000	662,985	None	15,164	143,000	678,149	821,149	587,984		01/17/86	300
Alexandria	LA	1,270,223	2,361,174	None	None	1,270,223	2,361,174	3,631,397	11,805		11/01/06	300
Bossier City	LA	172,269	320,497	None	None	172,269	320,497	492,766	3,739		09/14/06	300
Hammond	LA	1,011,084	1,879,972	None	None	1,011,084	1,879,972	2,891,056	9,399		11/01/06	300
Houma	LA	1,061,671	1,973,864	None	None	1,061,671	1,973,864	3,035,535	9,868		11/01/06	300
Jennings	LA	107,120	496,636	None	156	107,120	496,792	603,912	435,518		10/17/85	300
Jonesboro	LA	163,651	304,492	None	None	163,651	304,492	468,143	3,552		09/14/06	300
Morgan City	LA	832,895	1,548,993	None	None	832,895	1,548,993	2,381,888	7,744		11/01/06	300
Natchitoches	LA	291,675	541,890	None	None	291,675	541,890	833,565	116,504		08/31/01	300
New Iberia	LA	917,582	1,706,269	None	None	917,582	1,706,269	2,623,851	8,530		11/01/06	300
Opelousas	LA	949,157	1,764,908	None	None	949,157	1,764,908	2,714,065	8,823		11/01/06	300
Pineville	LA	1,136,612	2,113,040	None	None	1,136,612	2,113,040	3,249,652	10,564		11/01/06	300
Ruston	LA	170,274	316,792	None	None	170,274	316,792	487,066	3,696		09/14/06	300
Ruston	LA	982,427	1,826,696	None	None	982,427	1,826,696	2,809,123	9,132		11/01/06	300
Shreveport	LA	359,268	667,417	None	None	359,268	667,417	1,026,685	143,492		08/31/01	300
Shreveport	LA	154,671	287,815	None	None	154,671	287,815	442,486	3,358		09/14/06	300
Shreveport	LA	200,033	372,059	None	None	200,033	372,059	572,092	4,341		09/14/06	300
Shreveport	LA	259,987	483,401	None	None	259,987	483,401	743,388	5,640		09/14/06	300
Shreveport	LA	269,130	500,382	None	None	269,130	500,382	769,512	5,838		09/14/06	300
Vivian	LA	135,568	252,338	None	None	135,568	252,338	387,906	2,944		09/14/06	300
Winnfield	LA	145,973	271,661	None	None	145,973	271,661	417,634	3,169		09/14/06	300
Zachary	LA	898,306	1,670,527	None	None	898,306	1,670,527	2,568,833	8,351		11/01/06	300
Attleboro	MA	369,815	693,655	None	None	369,815	693,655	1,063,470	139,886		12/19/01	300
Brockton	MA	298,359	272,297	None	None	298,359	272,297	570,656	54,912		12/19/01	300
Hanover	MA	397,203	281,202	None	None	397,203	281,202	678,405	56,708		12/19/01	300
Palmer	MA	141,524	598,480	None	None	141,524	598,480	740,004	120,692		12/19/01	300
Peabody	MA	529,555	222,590	None	None	529,555	222,590	752,145	44,887		12/19/01	300
Pittsfield	MA	286,241	950,022	None	None	286,241	950,022	1,236,263	191,586		12/19/01	300
South Weymouth	MA	351,472	296,284	None	None	351,472	296,284	647,756	59,749		12/19/01	300
Springfield	MA	280,920	337,325	None	None	280,920	337,325	618,245	68,026		12/19/01	300
Springfield	MA	230,030	865,572	None	None	230,030	865,572	1,095,602	174,555		12/19/01	300
Springfield	MA	227,207	958,444	None	None	227,207	958,444	1,185,651	193,285		12/19/01	300
Stoneham	MA	397,544	191,717	None	None	397,544	191,717	589,261	38,661		12/19/01	300
Swansea	MA	173,853	488,699	None	None	173,853	488,699	662,552	98,553		12/19/01	300
Westboro	MA	335,191	424,534	None	None	335,191	424,534	759,725	85,613		12/19/01	300
Weymouth	MA	360,727	194,556	None	None	360,727	194,556	555,283	39,234		12/19/01	300
La Plata	MD	120,140	557,000	38,400	466	120,140	595,866	716,006	488,195		12/03/85	300
Comstock Park	MI	810,477	1,506,864	None	None	810,477	1,506,864	2,317,341	7,533		11/01/06	300
Flint	MI	827,853	—	None	None	827,853	—	827,853	—		04/13/95	300
Flint	MI	885,144	1,645,531	None	None	885,144	1,645,531	2,530,675	8,226		11/01/06	300
Lansing	MI	873,536	1,623,973	None	None	873,536	1,623,973	2,497,509	8,119		11/01/06	300
Saginaw	MI	766,531	1,425,263	None	None	766,531	1,425,263	2,191,794	7,125		11/01/06	300
Taylor	MI	847,070	1,574,821	None	None	847,070	1,574,821	2,421,891	7,873		11/01/06	300
Westland	MI	869,530	1,616,568	None	None	869,530	1,616,568	2,486,098	8,082		11/01/06	300
Roseville	MN	281,600	1,305,560	None	189	281,600	1,305,749	1,587,349	1,192,194		12/18/84	300
Belton	MO	89,328	418,187	22,270	15,404	89,328	455,861	545,189	392,738		12/18/84	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Bolivar	MO	237,094	440,596	None	None	237,094	440,596	677,690	94,724		08/31/01	300
Bridgeton	MO	743,559	1,382,610	None	None	743,559	1,382,610	2,126,169	6,912		11/01/06	300
Buffalo	MO	159,346	296,519	None	None	159,346	296,519	455,865	3,459		09/14/06	300
Cape Girardeau	MO	450,078	836,372	None	None	450,078	836,372	1,286,450	32,061		01/11/06	300
Cape Girardeau	MO	745,915	1,386,950	None	None	745,915	1,386,950	2,132,865	6,934		11/01/06	300
Carthage	MO	85,020	394,175	None	321	85,020	394,496	479,516	343,726		12/03/85	300
Farmington	MO	780,812	1,451,767	None	None	780,812	1,451,767	2,232,579	7,258		11/01/06	300
Festus	MO	808,595	1,503,364	None	None	808,595	1,503,364	2,311,959	7,516		11/01/06	300
Fulton	MO	210,199	466,861	None	179	210,199	467,040	677,239	354,954		07/30/87	300
Hazelwood	MO	157,117	725,327	(104,329)	25,367	157,117	646,365	803,482	632,523		08/28/85	300
Jefferson City	MO	713,088	1,325,993	None	None	713,088	1,325,993	2,039,081	6,629		11/01/06	300
Joplin	MO	301,207	559,953	None	None	301,207	559,953	861,160	6,533		09/14/06	300
Joplin	MO	281,001	522,428	None	None	281,001	522,428	803,429	6,095		09/14/06	300
Mountain Grove	MO	219,704	408,591	None	None	219,704	408,591	628,295	4,767		09/14/06	300
Mt. Vernon	MO	160,000	282,586	None	None	160,000	282,586	442,586	103,134		11/20/97	300
Nevada	MO	222,552	494,296	None	1,780	222,552	496,076	718,628	377,419		07/30/87	300
Nevada	MO	290,795	540,616	None	None	290,795	540,616	831,411	6,307		09/14/06	300
Nixa	MO	251,387	467,430	None	None	251,387	467,430	718,817	5,453		09/14/06	300
Ozark	MO	140,000	292,482	None	None	140,000	292,482	432,482	106,746		11/20/97	300
Poplar Bluff	MO	774,256	1,439,603	None	None	774,256	1,439,603	2,213,859	7,197		11/01/06	300
Raymore	MO	726,583	1,351,055	None	None	726,583	1,351,055	2,077,638	6,754		11/01/06	300
Sedalia	MO	269,798	599,231	11,556	None	269,798	610,787	880,585	412,743		07/31/89	300
Sedalia	MO	696,604	1,295,380	None	None	696,604	1,295,380	1,991,984	6,476		11/01/06	300
Springfield	MO	251,381	467,418	None	None	251,381	467,418	718,799	5,453		09/14/06	300
Springfield	MO	225,939	420,162	None	None	225,939	420,162	646,101	3,501		10/12/06	300
St. Charles	MO	695,121	1,001,878	None	1,338	695,121	1,003,216	1,698,337	442,306	12/22/95	03/16/95	300
St. Charles	MO	175,413	809,791	None	10,337	175,413	820,128	995,541	725,111		08/28/85	300
St. Joseph	MO	960,412	1,785,308	None	None	960,412	1,785,308	2,745,720	8,925		11/01/06	300
St. Robert	MO	329,242	611,728	None	None	329,242	611,728	940,970	131,518		08/31/01	300
St. Robert	MO	744,158	1,383,694	None	None	744,158	1,383,694	2,127,852	6,917		11/01/06	300
Sullivan	MO	85,500	396,400	(40,743)	14,003	85,500	369,660	455,160	347,524		12/27/84	300
Webb City	MO	337,647	627,628	None	None	337,647	627,628	965,275	7,322		09/14/06	300
Biloxi	MS	414,902	770,725	None	None	414,902	770,725	1,185,627	8,992		09/14/06	300
Canton	MS	163,193	303,268	None	None	163,193	303,268	466,461	3,538		09/14/06	300
Carthage	MS	157,803	293,257	None	None	157,803	293,257	451,060	3,421		09/14/06	300
Columbus	MS	720,310	1,339,963	None	None	720,310	1,339,963	2,060,273	6,699		11/01/06	300
Columbus	MS	128,409	238,775	None	None	128,409	238,775	367,184	9,949		12/21/05	300
Columbus	MS	117,411	218,350	None	None	117,411	218,350	335,761	9,098		12/21/05	300
Corinth	MS	285,607	530,598	None	None	285,607	530,598	816,205	6,190		09/14/06	300
Corinth	MS	867,086	1,612,029	None	None	867,086	1,612,029	2,479,115	8,059		11/01/06	300
Flowood	MS	154,733	287,549	None	None	154,733	287,549	442,282	3,355		09/14/06	300
Forest	MS	106,457	198,007	None	None	106,457	198,007	304,464	8,250		12/21/05	300
Fulton	MS	239,686	445,337	None	None	239,686	445,337	685,023	95,745		08/31/01	300
Gautier	MS	241,995	449,607	None	None	241,995	449,607	691,602	5,245		09/14/06	300
Greenville	MS	311,324	578,378	None	None	311,324	578,378	889,702	124,349		08/31/01	300
Greenwood	MS	177,329	329,520	None	None	177,329	329,520	506,849	3,844		09/14/06	300
Hattiesburg	MS	856,070	1,592,088	None	None	856,070	1,592,088	2,448,158	7,959		11/01/06	300
Hernando	MS	137,898	256,282	None	None	137,898	256,282	394,180	2,990		09/14/06	300
Houston	MS	226,962	421,695	None	None	226,962	421,695	648,657	4,920		09/14/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Indianola	MS	270,639	502,822	None	None	270,639	502,822	773,461	108,104		08/31/01	300
Iuka	MS	139,243	258,779	None	None	139,243	258,779	398,022	3,019		09/14/06	300
Jackson	MS	237,982	442,154	None	None	237,982	442,154	680,136	5,158		09/14/06	300
Jackson	MS	352,003	653,900	None	None	352,003	653,900	1,005,903	5,449		10/12/06	300
Kosciusko	MS	311,422	578,550	None	None	311,422	578,550	889,972	6,750		09/14/06	300
Laurel	MS	778,938	1,448,844	None	None	778,938	1,448,844	2,227,782	7,243		11/01/06	300
Magee	MS	264,395	491,206	None	None	264,395	491,206	755,601	5,731		09/14/06	300
Meridian	MS	867,613	1,613,525	None	None	867,613	1,613,525	2,481,138	8,066		11/01/06	300
Moss Point	MS	287,821	534,713	None	None	287,821	534,713	822,534	6,238		09/14/06	300
Natchez	MS	402,589	747,934	None	None	402,589	747,934	1,150,523	1,247		12/21/06	300
Newton	MS	284,350	528,311	None	None	284,350	528,311	812,661	113,584		08/31/01	300
Olive Branch	MS	332,234	617,192	None	None	332,234	617,192	949,426	7,201		09/14/06	300
Oxford	MS	164,058	304,873	None	None	164,058	304,873	468,931	3,557		09/14/06	300
Oxford	MS	297,182	552,097	None	None	297,182	552,097	849,279	4,601		10/12/06	300
Pearl	MS	334,822	621,994	None	None	334,822	621,994	956,816	133,726		08/31/01	300
Philadelphia	MS	292,868	543,912	None	None	292,868	543,912	836,780	6,346		09/14/06	300
Pontotoc	MS	285,006	529,492	None	None	285,006	529,492	814,498	6,177		09/14/06	300
Starkville	MS	175,436	326,005	None	None	175,436	326,005	501,441	3,803		09/14/06	300
Tupelo	MS	166,869	310,095	None	None	166,869	310,095	476,964	3,618		09/14/06	300
Tupelo	MS	225,934	419,857	None	None	225,934	419,857	645,791	4,898		09/28/06	300
Vicksburg	MS	275,895	512,632	None	None	275,895	512,632	788,527	5,981		09/28/06	300
Vicksburg	MS	698,189	1,298,881	None	None	698,189	1,298,881	1,997,070	6,493		11/01/06	300
West Point	MS	87,859	163,468	None	None	87,859	163,468	251,327	6,811		12/21/05	300
Wiggins	MS	268,104	498,095	None	None	268,104	498,095	766,199	5,811		09/14/06	300
Albemarle	NC	721,392	1,341,825	None	None	721,392	1,341,825	2,063,217	6,708		11/01/06	300
Asheville	NC	838,421	1,558,792	None	None	838,421	1,558,792	2,397,213	7,793		11/01/06	300
Fayetteville	NC	116,240	590,854	None	111	116,240	590,965	707,205	493,793		12/20/84	300
Forest City	NC	872,424	1,621,940	None	None	872,424	1,621,940	2,494,364	8,108		11/01/06	300
Goldsboro	NC	811,502	1,509,029	None	None	811,502	1,509,029	2,320,531	7,544		11/01/06	300
Kernersville	NC	836,896	1,556,334	None	None	836,896	1,556,334	2,393,230	7,780		11/01/06	300
Roanoke Rapids	NC	834,223	1,551,226	None	None	834,223	1,551,226	2,385,449	7,755		11/01/06	300
Salisbury	NC	777,412	1,445,863	None	None	777,412	1,445,863	2,223,275	7,228		11/01/06	300
Sylva	NC	919,724	1,709,783	None	None	919,724	1,709,783	2,629,507	8,548		11/01/06	300
Wilkesboro	NC	183,050	406,562	None	None	183,050	406,562	589,612	309,039		07/24/87	300
Winston Salem	NC	126,423	235,323	None	None	126,423	235,323	361,746	9,805		12/21/05	300
Winston-Salem	NC	353,239	656,427	None	None	353,239	656,427	1,009,666	141,126		08/31/01	300
Devils Lake	ND	150,390	279,798	None	None	150,390	279,798	430,188	11,658		12/21/05	300
Fargo	ND	217,057	403,609	None	None	217,057	403,609	620,666	16,817		12/21/05	300
Jamestown	ND	136,523	254,045	None	None	136,523	254,045	390,568	10,585		12/21/05	300
Minot	ND	153,870	286,260	None	None	153,870	286,260	440,130	11,928		12/21/05	300
Bellevue	NE	—	1,004,384	None	None	—	1,004,384	1,004,384	46,424	08/01/05	02/24/05	300
Omaha	NE	444,460	825,938	None	None	444,460	825,938	1,270,398	31,661		01/11/06	300
Omaha	NE	592,716	1,009,253	None	None	592,716	1,009,253	1,601,969	58,198	05/05/05	12/21/04	300
Papillion	NE	654,788	908,685	None	None	654,788	908,685	1,563,473	56,739	03/09/05	01/12/05	300
Keene	NH	253,769	310,470	None	None	253,769	310,470	564,239	62,610		12/19/01	300
Laconia	NH	330,520	467,594	None	None	330,520	467,594	798,114	94,296		12/19/01	300
Manchester	NH	266,337	486,676	None	None	266,337	486,676	753,013	98,145		12/19/01	300
North Conway	NH	473,031	607,020	None	None	473,031	607,020	1,080,051	122,414		12/19/01	300
Rochester	NH	262,059	695,771	None	None	262,059	695,771	957,830	140,312		12/19/01	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Bloomfield	NJ	556,520	260,498	None	None	556,520	260,498	817,018	52,532		12/19/01	300
Bricktown	NJ	297,264	243,581	None	None	297,264	243,581	540,845	49,121		12/19/01	300
Fairlawn	NJ	341,922	198,320	None	None	341,922	198,320	540,242	39,993		12/19/01	300
Hackettstown	NJ	307,186	525,142	None	None	307,186	525,142	832,328	105,902		12/19/01	300
Hillsdale	NJ	398,221	204,106	None	None	398,221	204,106	602,327	41,160		12/19/01	300
Midland Park	NJ	476,002	254,594	None	None	476,002	254,594	730,596	51,341		12/19/01	300
Morris Plains	NJ	366,982	188,123	None	None	366,982	188,123	555,105	37,936		12/19/01	300
Albuquerque	NM	732,059	1,036,922	None	None	732,059	1,036,922	1,768,981	48,096	06/21/05	01/19/05	300
Carmel	NY	266,619	707,819	None	None	266,619	707,819	974,438	142,742		12/19/01	300
East Northport	NY	459,700	459,699	None	None	459,700	459,699	919,399	51,333		03/10/04	300
Fulton	NY	294,009	653,006	3,800	2,102	294,009	658,908	952,917	487,126		12/24/87	300
Glenville	NY	156,724	246,502	None	None	156,724	246,502	403,226	49,710		12/19/01	300
Middletown	NY	242,459	796,905	None	None	242,459	796,905	1,039,364	160,708		12/19/01	300
Mineola	NY	560,740	408,558	None	None	560,740	408,558	969,298	45,622		03/10/04	300
Mt. Kisco	NY	164,973	385,189	None	None	164,973	385,189	550,162	77,678		12/19/01	300
Watertown	NY	139,199	645,355	None	None	139,199	645,355	784,554	545,221		08/18/86	300
Akron	OH	723,347	17	None	67	723,347	84	723,431	59		12/22/94	300
Marion	OH	739,651	1,375,342	None	None	739,651	1,375,342	2,114,993	6,875		11/01/06	300
Mt. Vernon	OH	726,626	1,351,151	None	None	726,626	1,351,151	2,077,777	6,755		11/01/06	300
Sandusky	OH	824,270	1,532,494	None	None	824,270	1,532,494	2,356,764	7,661		11/01/06	300
Stow	OH	317,546	712,455	None	1,904	317,546	714,359	1,031,905	530,966		12/31/87	300
Wooster	OH	763,642	1,419,896	None	None	763,642	1,419,896	2,183,538	7,098		11/01/06	300
Bixby	OK	145,791	271,272	None	None	145,791	271,272	417,063	11,303		12/21/05	300
Broken Arrow	OK	245,000	369,002	None	None	245,000	369,002	614,002	133,453		12/12/97	300
Checotah	OK	153,232	285,092	None	None	153,232	285,092	438,324	11,879		12/21/05	300
Idabel	OK	214,244	398,545	None	None	214,244	398,545	612,789	85,678		08/31/01	300
Norman (6)	OK	734,335	335,097	None	78,328	734,335	413,425	1,147,760	18,687	09/29/95	06/05/95	300
Oklahoma City	OK	1,165,405	2,165,989	None	None	1,165,405	2,165,989	3,331,394	10,829		11/01/06	300
Oklahoma City	OK	759,826	—	None	8	759,826	8	759,834	2		07/06/95	300
Owasso	OK	327,043	607,645	None	None	327,043	607,645	934,688	130,640		08/31/01	300
Tahlequah	OK	224,982	418,341	None	None	224,982	418,341	643,323	17,431		12/21/05	300
Tulsa	OK	295,993	549,981	None	None	295,993	549,981	845,974	118,242		08/31/01	300
Tulsa	OK	1,021,904	1,899,486	None	None	1,021,904	1,899,486	2,921,390	9,496		11/01/06	300
Tulsa	OK	490,000	910,004	None	None	490,000	910,004	1,400,004	34,883		01/24/06	300
Tulsa	OK	360,500	669,605	None	None	360,500	669,605	1,030,105	16,740		05/10/06	300
Hermiston	OR	85,560	396,675	7,975	156	85,560	404,806	490,366	363,608		12/18/84	300
Lake Oswego	OR	175,899	815,508	None	3	175,899	815,511	991,410	760,811		05/16/84	300
Salem	OR	198,540	440,964	None	3	198,540	440,967	639,507	302,349		05/23/89	300
Gettysburg	PA	289,040	809,676	None	None	289,040	809,676	1,098,716	163,283		12/19/01	300
Indiana	PA	828,653	1,540,630	None	None	828,653	1,540,630	2,369,283	7,702		11/01/06	300
Lancaster	PA	170,304	413,960	None	None	170,304	413,960	584,264	83,480		12/19/01	300
Lancaster	PA	276,251	460,784	None	None	276,251	460,784	737,035	92,923		12/19/01	300
Lansdale	PA	255,864	256,229	None	None	255,864	256,229	512,093	51,671		12/19/01	300
Warminster	PA	294,111	343,494	None	None	294,111	343,494	637,605	69,270		12/19/01	300
Westerly	RI	485,230	569,890	None	None	485,230	569,890	1,055,120	114,926		12/19/01	300
Aiken	SC	240,937	447,656	None	None	240,937	447,656	688,593	5,223		09/14/06	300
Gaffney	SC	727,738	1,353,238	None	None	727,738	1,353,238	2,080,976	6,765		11/01/06	300
Lancaster	SC	778,616	1,448,099	None	None	778,616	1,448,099	2,226,715	7,239		11/01/06	300
Rock Hill	SC	826,216	1,536,499	None	None	826,216	1,536,499	2,362,715	7,681		11/01/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Chamberlain	SD	139,587	259,627	None	None	139,587	259,627	399,214	10,817		12/21/05	300
Madison	SD	112,143	208,660	None	None	112,143	208,660	320,803	8,694		12/21/05	300
Rapid City	SD	197,967	368,047	None	None	197,967	368,047	566,014	15,335		12/21/05	300
Spearfish	SD	142,114	264,320	None	None	142,114	264,320	406,434	11,013		12/21/05	300
Watertown	SD	197,559	367,289	None	None	197,559	367,289	564,848	15,303		12/21/05	300
Winner	SD	115,591	215,063	None	None	115,591	215,063	330,654	8,960		12/21/05	300
Antioch	TN	147,915	274,858	None	None	147,915	274,858	422,773	2,290		10/02/06	300
Bartlett	TN	152,469	283,343	None	None	152,469	283,343	435,812	3,306		09/14/06	300
Brownsville	TN	289,379	538,081	None	None	289,379	538,081	827,460	115,679		08/31/01	300
Chattanooga	TN	827,594	1,538,633	None	None	827,594	1,538,633	2,366,227	7,692		11/01/06	300
Chattanooga	TN	933,003	1,734,392	None	None	933,003	1,734,392	2,667,395	8,671		11/01/06	300
Columbia	TN	410,242	762,036	None	None	410,242	762,036	1,172,278	6,350		10/02/06	300
Dyersburg	TN	695,135	1,292,644	None	None	695,135	1,292,644	1,987,779	6,462		11/01/06	300
Greeneville	TN	936,669	1,741,253	None	None	936,669	1,741,253	2,677,922	8,705		11/01/06	300
Henderson	TN	155,954	289,815	None	None	155,954	289,815	445,769	3,381		09/14/06	300
Hermitage	TN	350,983	651,997	None	None	350,983	651,997	1,002,980	5,433		10/02/06	300
Jackson	TN	126,158	234,594	None	None	126,158	234,594	360,752	9,774		12/21/05	300
Johnson City	TN	881,225	1,638,285	None	None	881,225	1,638,285	2,519,510	8,190		11/01/06	300
Kingsport	TN	786,332	1,462,055	None	None	786,332	1,462,055	2,248,387	7,309		11/01/06	300
Manchester	TN	245,370	455,856	None	None	245,370	455,856	701,226	3,799		10/02/06	300
Martin	TN	173,616	322,616	None	None	173,616	322,616	496,232	3,764		09/14/06	300
Mcminnville	TN	340,428	632,468	None	None	340,428	632,468	972,896	1,054		12/21/06	300
Mcminnville	TN	703,355	1,307,903	None	None	703,355	1,307,903	2,011,258	6,538		11/01/06	300
Memphis	TN	405,274	1,060,680	None	36,538	405,274	1,097,218	1,502,492	517,417	06/30/95	03/17/95	300
Memphis	TN	148,386	275,760	None	None	148,386	275,760	424,146	3,217		09/14/06	300
Memphis	TN	254,423	472,680	None	None	254,423	472,680	727,103	3,939		10/12/06	300
Memphis	TN	871,951	1,621,017	None	None	871,951	1,621,017	2,492,968	8,104		11/01/06	300
Milan	TN	138,159	256,766	None	None	138,159	256,766	394,925	2,996		09/14/06	300
Millington	TN	285,613	530,630	None	None	285,613	530,630	816,243	114,083		08/31/01	300
Morristown	TN	182,935	340,274	None	None	182,935	340,274	523,209	14,178		12/21/05	300
Murfreesboro	TN	411,504	764,386	None	None	411,504	764,386	1,175,890	6,370		10/02/06	300
Murfreesboro	TN	383,266	712,027	None	None	383,266	712,027	1,095,293	1,187		12/21/06	300
Nashville	TN	432,494	803,361	None	None	432,494	803,361	1,235,855	6,695		10/02/06	300
Nashville	TN	376,568	699,513	None	None	376,568	699,513	1,076,081	5,829		10/02/06	300
Nashville	TN	244,470	454,180	None	None	244,470	454,180	698,650	3,785		10/02/06	300
Newport	TN	640,841	1,191,858	None	None	640,841	1,191,858	1,832,699	5,958		11/01/06	300
Ripley	TN	231,552	430,232	None	None	231,552	430,232	661,784	92,497		08/31/01	300
Sevierville	TN	423,790	787,301	None	None	423,790	787,301	1,211,091	9,185		09/28/06	300
Shelbyville	TN	341,251	633,911	None	None	341,251	633,911	975,162	5,283		10/02/06	300
Trenton	TN	174,379	324,032	None	None	174,379	324,032	498,411	3,780		09/14/06	300
Allen	TX	165,000	306,771	None	None	165,000	306,771	471,771	91,520	07/09/99	05/28/99	300
Austin	TX	1,049,946	1,952,028	None	None	1,049,946	1,952,028	3,001,974	9,759		11/01/06	300
Austin	TX	699,395	1,152,009	None	None	699,395	1,152,009	1,851,404	33,169	02/15/06	09/15/05	300
Austin	TX	976,803	1,213,148	None	None	976,803	1,213,148	2,189,951	5,853	10/23/06	06/19/06	300
Bedford	TX	919,303	98,231	None	None	919,303	98,231	1,017,534	98,231		12/27/94	300
Cedar Park	TX	634,489	1,512,494	None	None	634,489	1,512,494	2,146,983	25,890	06/06/06	01/13/06	300
Crockett	TX	90,780	420,880	None	28	90,780	420,908	511,688	366,377		12/17/85	300
Dallas	TX	742,507	—	None	399	742,507	399	742,906	142		04/13/95	300
Dallas	TX	242,025	479,170	None	None	242,025	479,170	721,195	292,173		06/25/91	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

El Campo	TX	98,060	454,631	None	141	98,060	454,772	552,832	397,261		11/25/85	300
Ennis	TX	173,250	384,793	None	4	173,250	384,797	558,047	286,128		12/28/87	300
Fort Worth	TX	223,195	492,067	None	None	223,195	492,067	715,262	310,417		06/26/91	300
Fort Worth	TX	423,281	382,059	None	None	423,281	382,059	805,340	181,478		02/10/95	300
Gainesville	TX	89,220	413,644	20,713	143	89,220	434,500	523,720	383,791		12/18/84	300
Georgetown	TX	870,981	1,177,824	None	None	870,981	1,177,824	2,048,805	23,090	06/02/06	01/13/06	300
Greenville	TX	909,311	1,690,848	None	None	909,311	1,690,848	2,600,159	8,453		11/01/06	300
Hillsboro	TX	75,992	352,316	6,801	305	75,992	359,422	435,414	328,012		08/01/84	300
Houston	TX	1,096,376	2,300,690	None	102,871	1,096,376	2,403,561	3,499,937	857,376		09/05/97	300
Houston	TX	989,152	1,838,713	None	None	989,152	1,838,713	2,827,865	9,192		11/01/06	300
Houston	TX	194,994	386,056	None	None	194,994	386,056	581,050	235,396		06/25/91	300
Houston	TX	184,175	364,636	None	None	184,175	364,636	548,811	222,336		06/25/91	300
Irving	TX	1,500,411	2,156	None	None	1,500,411	2,156	1,502,567	334		02/05/03	300
Killeen	TX	1,327,348	2,467,204	None	None	1,327,348	2,467,204	3,794,552	12,335		11/01/06	300
Killeen	TX	262,500	583,014	None	14,398	262,500	597,412	859,912	455,650		05/29/87	300
Live Oak	TX	727,956	1,214,835	None	None	727,956	1,214,835	1,942,791	52,926	09/27/05	06/01/05	300
Longview	TX	1,231,857	2,289,864	None	None	1,231,857	2,289,864	3,521,721	11,448		11/01/06	300
Lufkin	TX	105,904	490,998	None	5	105,904	491,003	596,907	431,009		10/08/85	300
Lufkin	TX	128,842	239,585	None	None	128,842	239,585	368,427	9,983		12/21/05	300
Lumberton	TX	111,146	206,720	None	None	111,146	206,720	317,866	8,613		12/21/05	300
Mesquite	TX	729,596	120,820	None	None	729,596	120,820	850,416	120,820		12/23/94	300
Mesquite	TX	984,909	1,831,246	None	None	984,909	1,831,246	2,816,155	9,155		11/01/06	300
Mesquite	TX	134,940	625,612	None	106	134,940	625,718	760,658	538,654		03/20/86	300
Mexia	TX	93,620	434,046	None	30	93,620	434,076	527,696	377,839		12/18/85	300
New Braunfels	TX	185,500	411,997	None	476	185,500	412,473	597,973	318,883		03/26/87	300
New Braunfels	TX	860,262	1,168,757	None	None	860,262	1,168,757	2,029,019	34,165	02/14/06	10/12/05	300
Orange	TX	93,560	433,768	18,143	481	93,560	452,392	545,952	378,661		12/10/85	300
Palestine	TX	825,066	1,534,394	None	None	825,066	1,534,394	2,359,460	7,671		11/01/06	300
Plano	TX	2,420,222	769	None	None	2,420,222	769	2,420,991	138	03/12/03	06/27/02	300
Porter	TX	227,067	333,031	None	None	227,067	333,031	560,098	158,190		02/09/95	300
San Antonio	TX	835,431	1,185,257	None	None	835,431	1,185,257	2,020,688	45,210	12/02/05	06/24/05	300
San Antonio	TX	690,443	1,109,136	None	None	690,443	1,109,136	1,799,579	44,897	10/24/05	06/27/05	300
San Antonio	TX	835,586	1,214,755	None	None	835,586	1,214,755	2,050,341	11,023	In Progress	05/09/06	300
Santa Fe	TX	304,414	623,331	None	None	304,414	623,331	927,745	219,147		03/23/98	300
Sealy	TX	197,871	391,753	None	None	197,871	391,753	589,624	238,870		06/25/91	300
Stafford	TX	214,024	423,733	None	None	214,024	423,733	637,757	258,370		06/26/91	300
Temple	TX	797,574	1,187,508	None	None	797,574	1,187,508	1,985,082	16,604	In Progress	04/07/06	300
Temple	TX	302,505	291,414	None	None	302,505	291,414	593,919	138,421		02/09/95	300
Texarkana	TX	311,263	578,266	None	None	311,263	578,266	889,529	124,324		08/31/01	300
Vidor	TX	146,291	271,990	None	None	146,291	271,990	418,281	11,333		12/21/05	300
Waxahachie	TX	326,935	726,137	None	17,025	326,935	743,162	1,070,097	545,305		12/29/87	300
Waxahachie	TX	1,035,794	1,925,746	None	None	1,035,794	1,925,746	2,961,540	9,627		11/01/06	300
Cedar City	UT	130,000	296,544	10,839	1,714	130,000	309,097	439,097	300,443		08/04/83	180
Sandy	UT	635,945	884,792	None	148	635,945	884,940	1,520,885	390,902		12/22/95	300
Bluefield	VA	845,277	1,571,754	None	None	845,277	1,571,754	2,417,031	7,858		11/01/06	300
Colonial Heights	VA	350,000	425,146	None	None	350,000	425,146	775,146	68,732		12/26/02	300
Danville	VA	751,055	1,396,772	None	None	751,055	1,396,772	2,147,827	6,983		11/01/06	300
Martinsville	VA	833,114	1,549,167	None	None	833,114	1,549,167	2,382,281	7,745		11/01/06	300
Staunton	VA	867,684	1,613,368	None	None	867,684	1,613,368	2,481,052	8,066		11/01/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Suffolk	VA	816,986	1,519,214	None	None	816,986	1,519,214	2,336,200	7,595		11/01/06	300
Bennington	VT	118,823	673,551	None	None	118,823	673,551	792,374	135,831		12/19/01	300
Oak Harbor	WA	275,940	612,874	27,215	15,303	275,940	655,392	931,332	485,337		07/16/87	300
Spokane	WA	479,531	646,719	None	None	479,531	646,719	1,126,250	227,377		03/27/98	300
Tacoma	WA	198,857	921,947	None	1,860	198,857	923,807	1,122,664	861,530		05/29/84	300
Grafton	WI	149,778	332,664	None	None	149,778	332,664	482,442	249,560		10/29/87	300
Green Bay	WI	308,131	572,756	None	None	308,131	572,756	880,887	21,956		01/11/06	300
Sturgeon Bay	WI	214,865	477,221	16,764	11,465	214,865	505,450	720,315	358,508		12/01/87	300
Parkersburg	WV	722,732	1,343,920	None	None	722,732	1,343,920	2,066,652	6,718		11/01/06	300
Laramie	WY	210,000	466,417	None	None	210,000	466,417	676,417	305,485		03/12/90	300

Sporting Goods
Anchorage	AK	1,486,000	5,045,244	None	None	1,486,000	5,045,244	6,531,244	1,051,084		10/17/01	300
Fresno	CA	1,650,000	3,321,244	None	None	1,650,000	3,321,244	4,971,244	691,917		10/17/01	300
Daytona Beach	FL	608,790	2,557,564	None	None	608,790	2,557,564	3,166,354	316,951	09/10/03	04/18/03	300
Fort Meyers	FL	1,695,000	2,025,554	None	None	1,695,000	2,025,554	3,720,554	421,987		10/17/01	300
Gainesville	FL	1,296,000	2,234,554	None	None	1,296,000	2,234,554	3,530,554	465,528		10/17/01	300
Melbourne	FL	994,000	4,076,554	None	None	994,000	4,076,554	5,070,554	849,278		10/17/01	300
Orlando	FL	1,197,000	2,573,554	None	None	1,197,000	2,573,554	3,770,554	536,153		10/17/01	300
Geneva	IL	2,082,000	1,838,888	None	None	2,082,000	1,838,888	3,920,888	383,096		10/17/01	300
Bowie	MD	2,084,000	3,046,888	None	None	2,084,000	3,046,888	5,130,888	634,762		10/17/01	300
Glendale	NY	5,559,686	4,447,566	None	None	5,559,686	4,447,566	10,007,252	363,218		12/29/04	300
Mechanicsburg	PA	2,101,415	3,902,912	None	None	2,101,415	3,902,912	6,004,327	800,096		11/08/01	300
El Paso	TX	700,000	2,501,244	None	None	700,000	2,501,244	3,201,244	521,084		10/17/01	300
Fredericksburg	VA	1,941,000	2,979,888	None	None	1,941,000	2,979,888	4,920,888	620,804		10/17/01	300

Theaters
Fairbanks	AK	2,586,879	9,575	None	None	2,586,879	9,575	2,596,454	2,314		09/27/00	300
Huntsville	AL	2,810,868	14,308	None	None	2,810,868	14,308	2,825,176	3,458		09/27/00	300
Naples	FL	2,618,441	8,979,199	None	None	2,618,441	8,979,199	11,597,640	2,259,745		09/27/00	300
Chamblee	GA	4,329,404	14,942	None	None	4,329,404	14,942	4,344,346	3,422		09/27/00	300
Edwardsville	IL	4,270,500	9,070,885	None	None	4,270,500	9,070,885	13,341,385	468,653		09/28/05	300
Lake in the Hills	IL	3,297,566	9,364,286	None	None	3,297,566	9,364,286	12,661,852	483,812		09/28/05	300
Marion	IL	832,500	3,499,885	None	None	832,500	3,499,885	4,332,385	180,818		09/28/05	300
Mattoon	IL	543,183	5,110,193	None	None	543,183	5,110,193	5,653,376	264,017		09/28/05	300
Pekin	IL	1,575,231	9,183,100	None	None	1,575,231	9,183,100	10,758,331	474,450		09/28/05	300
Rockford	IL	4,270,500	16,675,954	(1,779)	None	4,270,500	16,674,175	20,944,675	861,581		09/28/05	300
Springfield	IL	3,151,838	10,404,452	None	None	3,151,838	10,404,452	13,556,290	537,554		09/28/05	300
Bloomington	IN	2,498,642	7,934,745	None	None	2,498,642	7,934,745	10,433,387	409,952		09/28/05	300
Columbus	IN	1,999,812	7,234,361	None	None	1,999,812	7,234,361	9,234,173	373,766		09/28/05	300
Indianapolis	IN	2,700,395	15,344,815	None	None	2,700,395	15,344,815	18,045,210	792,806		09/28/05	300
Terre Haute	IN	1,249,321	9,835,885	None	None	1,249,321	9,835,885	11,085,206	508,178		09/28/05	300
Coon Rapids	MN	2,460,040	14,964,514	None	None	2,460,040	14,964,514	17,424,554	773,157		09/28/05	300
Inver Grove	MN	2,863,272	15,274,237	None	None	2,863,272	15,274,237	18,137,509	789,159		09/28/05	300
Poplar Bluff	MO	1,106,618	4,872,502	None	None	1,106,618	4,872,502	5,979,120	251,736		09/28/05	300
Rockaway	NJ	8,634,576	14,679,204	None	None	8,634,576	14,679,204	23,313,780	86,735	In Progress	04/13/05	300
Binghamton	NY	2,700,000	5,570,505	None	None	2,700,000	5,570,505	8,270,505	287,809		09/29/05	300
Akron	OH	1,511,018	1,386	None	None	1,511,018	1,386	1,512,404	335		09/27/00	300
Columbus	OH	2,103,351	5,161,550	None	None	2,103,351	5,161,550	7,264,901	851,643		11/01/02	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Hillsboro	OR	4,915,032	16,377	None	None	4,915,032	16,377	4,931,409	3,958		09/27/00	300
Portland	OR	2,793,001	9,942	None	None	2,793,001	9,942	2,802,943	2,403		09/27/00	300
Fort Worth	TX	2,280,000	2,802,189	None	None	2,280,000	2,802,189	5,082,189	51,373		07/26/06	300
Laredo	TX	2,161,477	4,566,592	None	None	2,161,477	4,566,592	6,728,069	41,772	10/01/06	08/09/05	300
Longview	TX	2,887,500	5,363,826	None	None	2,887,500	5,363,826	8,251,326	223,493		12/21/05	300
Waco	TX	1,013,706	5,880,539	None	None	1,013,706	5,880,539	6,894,245	49,005		10/06/06	300
Glen Allen	VA	1,314,065	9,748,457	None	None	1,314,065	9,748,457	11,062,522	2,453,325		09/27/00	300
Sterling	VA	4,546,305	33,325	None	None	4,546,305	33,325	4,579,630	7,492		09/27/00	300
Marysville	WA	1,988,142	—	None	None	1,988,142	—	1,988,142	—		07/27/00	300

Travel Plazas
Baltimore	MD	1,740,080	4,580,068	None	None	1,740,080	4,580,068	6,320,148	626,657	12/24/03	04/01/03	300

Video Rental
Birmingham	AL	392,795	865,115	None	None	392,795	865,115	1,257,910	321,475		09/30/97	300
Southington	CT	399,562	1,009,125	None	None	399,562	1,009,125	1,408,687	324,606		12/29/98	300
Port St. Lucie	FL	612,695	701,759	None	4	612,695	701,763	1,314,458	223,573	12/09/98	09/08/98	300
Tampa	FL	401,874	933,768	None	None	401,874	933,768	1,335,642	337,711		12/23/97	300
Atlanta	GA	652,551	763,360	None	None	652,551	763,360	1,415,911	245,568		12/18/98	300
Brunswick	GA	290,369	788,880	None	None	290,369	788,880	1,079,249	285,306		12/31/97	300
Norcross	GA	431,284	724,037	None	None	431,284	724,037	1,155,321	266,623		10/01/97	300
Plainfield	IN	453,645	908,485	None	None	453,645	908,485	1,362,130	325,426		01/30/98	300
Topeka	KS	285,802	966,286	None	None	285,802	966,286	1,252,088	349,472		12/19/97	300
Wichita	KS	289,714	797,856	None	None	289,714	797,856	1,087,570	259,318		11/23/98	300
Winchester	KY	355,474	929,177	None	None	355,474	929,177	1,284,651	317,465		06/30/98	300
Warren	MI	356,348	903,351	None	None	356,348	903,351	1,259,699	323,594		01/09/98	300
Centerville	OH	601,408	758,192	None	None	601,408	758,192	1,359,600	259,046		06/30/98	300
Dayton	OH	401,723	698,872	None	None	401,723	698,872	1,100,595	238,779		06/29/98	300
Forest Park	OH	328,187	921,232	None	None	328,187	921,232	1,249,419	336,232		11/14/97	300
Franklin	OH	337,572	777,943	None	None	337,572	777,943	1,115,515	281,279		12/30/97	300
Springboro	OH	261,916	897,489	None	None	261,916	897,489	1,159,405	297,676		09/21/98	300
Tulsa (8)	OK	318,441	1,004,663	(174,000)	None	318,441	830,663	1,149,104	373,341		09/26/97	300
Bartlett	TN	420,000	674,437	None	1,757	420,000	676,194	1,096,194	205,319	05/12/99	02/23/99	300
Clarksville	TN	499,885	840,869	None	None	499,885	840,869	1,340,754	276,093		10/02/98	300
Columbia	TN	466,469	716,723	None	None	466,469	716,723	1,183,192	266,326		09/26/97	300
Hendersonville	TN	333,677	938,592	None	None	333,677	938,592	1,272,269	339,456		12/10/97	300
Jackson	TN	381,076	857,261	27,890	None	381,076	885,151	1,266,227	319,112		09/26/97	300
Memphis	TN	381,265	900,580	None	None	381,265	900,580	1,281,845	316,643		03/31/98	300
Murfreesboro	TN	406,056	886,293	None	None	406,056	886,293	1,292,349	329,350		09/26/97	300
Murfreesboro	TN	385,437	782,396	None	None	385,437	782,396	1,167,833	243,818		03/11/99	300
Smyrna	TN	302,372	836,214	None	None	302,372	836,214	1,138,586	310,745		09/02/97	300
Austin	TX	407,910	885,113	None	None	407,910	885,113	1,293,023	320,113		12/01/97	300
Beaumont	TX	326,041	834,895	None	57	326,041	834,952	1,160,993	309,376		09/05/97	300
Hurst	TX	373,084	871,163	None	None	373,084	871,163	1,244,247	294,743		07/29/98	300
Lubbock	TX	266,805	857,492	None	None	266,805	857,492	1,124,297	321,493		08/29/97	300
Woodway	TX	372,487	835,198	None	None	372,487	835,198	1,207,685	302,063		12/16/97	300
Hampton	VA	373,499	836,071	None	None	373,499	836,071	1,209,570	302,377		12/19/97	300
Virginia Beach	VA	551,588	797,260	None	None	551,588	797,260	1,348,848	282,930		02/23/98	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Other
Escondido	CA	—	—	13,900	None	—	13,900	13,900	4,054		08/01/92	300
Escondido	CA	1,949,375	4,222,854	None	None	1,949,375	4,222,854	6,172,229	26	In Progress	01/18/06	300
San Diego	CA	5,797,411	15,473,497	208,470	75,947	5,797,411	15,757,914	21,555,325	10,373,675	01/20/89	08/05/87	300
San Diego	CA	2,485,160	8,697,822	232,338	78,491	2,485,160	9,008,651	11,493,811	8,944,890	01/23/89	09/19/86	300
San Diego	CA	3,745,000	8,885,351	113,731	35,308	3,745,000	9,034,390	12,779,390	7,065,643	03/08/86	03/25/86	300
Deerfield Beach	FL	475,000	871,738	None	21,257	475,000	892,995	1,367,995	291,299		01/29/99	300
Venice	FL	259,686	362,562	4,535	None	259,686	367,097	626,783	148,400		11/26/96	300
Goshen	IN	115,000	533,165	10,000	6,280	115,000	549,445	664,445	455,035		07/07/86	300
Humble	TX	106,000	545,518	38,793	16,638	106,000	600,949	706,949	530,998		03/25/86	300
N. Richland Hills	TX	238,000	528,608	4,810	6,959	238,000	540,377	778,377	380,411		09/26/88	300
Crest Net Lease		41,537,800	95,968,311	—	—	41,537,800	95,968,311	137,506,111	—
Miscellaneous Investments			557,030	—	93,853	—	650,883	650,883	440,766
		1,000,762,304	1,876,409,365	2,943,174	2,295,611	1,000,762,304	1,881,648,150	2,882,410,454	397,329,170

Note 1.                   One thousand nine hundred forty-eight of the properties are single-tenant retail outlets.

One property located in Sheboygan, WI, one property located in Lenexa, KS, one property located in Humble, TX, one property in Escondido, CA and three other properties located in San Diego, CA are multi-tenant commercial properties.

All properties were acquired on an all cash basis except one; no encumbrances were outstanding for the periods presented.

Note 2.                   The aggregate cost for federal income tax purposes is $2,676,881,911.

Note 3.                   The following is a reconciliation of total real estate carrying value for the years ended December 31:

	2006	2005	2004
Balance at Beginning of Period	2,143,854,136	1,709,223,380	1,596,275,850

Additions During Period:
Acquisitions	769,925,390	486,552,718	215,313,869
Less amounts allocated to intangible assets that are included in Other Assets on our Consolidated Balance Sheets	(937,030)	(11,274,335)	—
Equipment	4,810	3,400	—
Improvements, Etc.	198,488	1,013,284	788,394
Other (Leasing Costs)	760,443	570,665	323,271

Total Additions	769,952,101	476,865,732	216,425,534

Deductions During Period:
Cost of Real Estate Sold	30,791,949	43,572,231	100,947,611
Less amounts allocated to intangible assets that are included in Other Assets on our Consolidated Balance Sheets	(205,399)	(1,575,831)	0
Cost of Equipment Sold	0	0	40,718
Releasing costs	146,340	52,147	116,750
Other (including Provisions for Impairment)	662,893	186,429	2,372,925

Total Deductions	31,395,783	42,234,976	103,478,004

Balance at Close of Period	2,882,410,454	2,143,854,136	1,709,223,380

Note 4.                   The following is a reconciliation of accumulated depreciation for the years ended:

Balance at Beginning of Period	341,808,533	302,513,558	275,630,524

Additions During Period - Provision for Depreciation	58,602,612	45,880,667	40,613,476

Deductions During Period:
Accumulated depreciation of real estate and equipment sold	3,081,975	6,585,692	13,730,442

Balance at Close of Period	397,329,170	341,808,533	302,513,558

Note 5.                   In 2006, provisions for impairment were recorded on four properties.

In 2005, provisions for impairment were recorded on four properties.

In 2004, provisions for impairment were recorded on six properties.

Note 6.                   In 2005, at the end of a land lease to a restaurant tenant in Norman, OK, we acquired a builidng with a fair market value of $335,097. This building was previously owned by the tenant and we acquired it in a nonmonetary transaction.

Note 7.                   In 2005, in accordance with FASB 143 and FASB interpretation No. 47, we recorded in aggregate $401,923 to two buildings for the fair value of a legal obligations to peform asset-retirement activities that are conditional on future events. These two properties are reported in the drug store industry and are located in Girard, PA and Slippery Rock, PA.

Note 8.                   In 2006, we reduced the value of one building by $174,000 due to damage to the building, in the video rental industry.

See report of Independent registered public accounting firm.