Form 10-Q
period 2007-03-31
REALTY INCOME CORP
filed 2007-05-03
CIK 726728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007, or

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

(760) 741-2111

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [X]   Accelerated filer [   ]  Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]   No  [X]

There were 101,024,768 shares of common stock outstanding as of April 24, 2007.

REALTY INCOME CORPORATION

Form 10-Q

March 31, 2007

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

SIGNATURE

PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2007 and December 31, 2006

(dollars in thousands, except per share data)

	2007	2006
	(unaudited)
ASSETS
Real estate, at cost:
Land	$975,392	$958,770
Buildings and improvements	1,824,005	1,785,203
	2,799,397	2,743,973
Less accumulated depreciation and amortization	(414,089)	(396,854)
Net real estate held for investment	2,385,308	2,347,119
Real estate held for sale, net	125,939	137,962
Net real estate	2,511,247	2,485,081
Cash and cash equivalents	5,399	10,573
Accounts receivable	5,639	5,953
Goodwill	17,206	17,206
Other assets, net	35,822	27,695
Total assets	$2,575,313	$2,546,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$14,862	$15,096
Accounts payable and accrued expenses	16,192	27,004
Other liabilities	9,497	8,416
Line of credit payable	45,800	—
Notes payable	920,000	920,000
Total liabilities	1,006,351	970,516

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000 shares authorized, 13,900,000 shares issued and outstanding	337,790	337,781
Common stock and paid in capital, par value $1.00 per share, 200,000,000 shares authorized, 101,007,884 and 100,746,226 shares issued and outstanding in 2007 and 2006, respectively	1,541,491	1,540,365
Distributions in excess of net income	(310,319)	(302,154)
Total stockholders’ equity	1,568,962	1,575,992
Total liabilities and stockholders’ equity	$2,575,313	$2,546,508

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31, 2007 and 2006

(dollars in thousands, except per share data)

(unaudited)

	2007	2006
REVENUE
Rental	$69,149	$55,032
Other	2,152	86
	71,301	55,118

EXPENSES
Depreciation and amortization	18,125	13,504
Interest	12,420	13,198
General and administrative	5,091	4,245
Property	885	860
Income taxes	245	231
	36,766	32,038
Income from continuing operations	34,535	23,080
Income from discontinued operations:
Real estate acquired for resale by Crest	1,748	879
Real estate held for investment	40	929
	1,788	1,808
Net income	36,323	24,888
Preferred stock cash dividends	(6,063)	(2,351)
Net income available to common stockholders	$30,260	$22,537

Basic and diluted amounts per common share, available to common stockholders:
Income from continuing operations	$0.28	$0.25
Net income	$0.30	$0.27

Weighted average common shares outstanding:
Basic	100,054,868	83,208,660
Diluted	100,276,300	83,412,391

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2007 and 2006

(dollars in thousands)(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,323	$24,888
Adjustments to net income:
Depreciation and amortization	18,125	13,504
Income from discontinued operations:
Real estate acquired for resale	(1,748)	(879)
Real estate held for investment	(40)	(929)
Gain on sales of land	(1,806)	—
Amortization of share-based compensation	823	638
Cash provided by (used in) discontinued operations:
Real estate acquired for resale	508	(27)
Real estate held for investment	49	233
Investment in real estate acquired for resale	—	(7,356)
Proceeds from sales of real estate acquired for resale	10,221	6,376
Collection of a mortgage note receivable by Crest	—	1,333
Change in assets and liabilities:
Accounts receivable and other assets	29	3,105
Accounts payable, accrued expenses and other liabilities	(8,133)	(2,355)
Net cash provided by operating activities	54,351	38,531
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties:
Continuing operations	2,471	—
Discontinued operations	446	2,068
Acquisition of and additions to investment properties	(60,865)	(88,223)
Restricted escrow funds acquired in connection with
acquisitions of investment properties	(2,648)	—
Intangibles acquired in connection with acquisitions of
investment properties	(319)	—
Net cash used in investing activities	(60,915)	(86,155)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	69,900	79,000
Payments under lines of credit	(24,100)	(182,100)
Proceeds from stock offerings, net of offering costs of $6,244 in 2006	—	120,584
Cash distributions to common stockholders	(38,329)	(29,255)
Cash dividends to preferred stockholders	(6,393)	(2,351)
Preferred stock issuance cost adjustment	9	—
Proceeds from other common stock issuances	303	149
Net cash provided by (used in) financing activities	1,390	(13,973)
Net decrease in cash and cash equivalents	(5,174)	(61,597)
Cash and cash equivalents, beginning of period	10,573	65,704
Cash and cash equivalents, end of period	$5,399	$4,107

For supplemental disclosures, see note 11.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2007

(unaudited)

1.                   Management Statement

The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we” or “our”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim periods presented. Certain of the 2006 balances have been reclassified to conform to the 2007 presentation.  Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 2006, which are included in our 2006 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.

At March 31, 2007, we owned 1,965 properties, located in 48 states, containing over 17.1 million leasable square feet, along with 55 properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”).  Crest was created to buy and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

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

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible.  We consider tenant specific issues such as financial stability and ability to pay rent when determining collectibility of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts at March 31, 2007 was $587,000 and at December 31, 2006 was $705,000.

D.  In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  Interpretation No. 48 applies to all tax positions accounted for under Statement No. 109 and clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter must meet before that position is recognized in the financial statements.  Interpretation No. 48 became effective for us at the beginning of 2007 and did not have an impact on our financial position or results of operations.

E.  Other assets consist of the following at (dollars in thousands):

	March 31,	December 31,
	2007	2006
Value of in-place and above-market leases	$11,194	$10,430
Deferred bond financing costs	10,545	10,868
Prepaid expenses	4,178	3,271
Restricted escrow funds	2,648	—
Settlements on treasury lock agreements	1,412	1,629
Unamortized credit line fees	824	954
Corporate assets, net of accumulated depreciation and amortization	479	463
Other items	4,542	80
	$35,822	$27,695

3.                   Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators.

A.  During the first three months of 2007, Realty Income invested $60.9 million, in aggregate, in 11 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.4%.  These 11 properties are located in 10 states, will contain over 345,000 leasable square feet, and are 100% leased with an average initial lease term of 18.4 years.  The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.

Of the $60.9 million invested by Realty Income in the first quarter of 2007, $7.1 million was used to acquire one property with an existing lease already in-place with a retail tenant.  In accordance with SFAS 141, Realty Income recorded $1.0 million as the intangible value of the in-place lease and $689,000 as the intangible value of the below-market rents.  These amounts are recorded in “other assets” and “other liabilities”, respectively, on our consolidated balance sheet and are amortized over the life of the lease.

In connection with the acquisition of seven properties during the first quarter of 2007, $2.6 million is being held in a temporary escrow so the funds can be used for improvements to these properties.  We have only limited rights regarding the use of these funds and have recorded the funds as a restricted asset, which is included as part of “other assets” on our consolidated balance sheet at March 31, 2007.

In comparison, during the first three months of 2006, Realty Income and Crest invested $95.2 million, in aggregate, in 28 new retail properties and properties under development.  These 28 properties are located in 10 states, contain over 856,000 leasable square feet, and are 100% leased with an average initial lease term of 18.6 years.  Of the $95.2 million invested in the first quarter of 2006, Realty Income invested $87.8 million in 26 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.6%.  These 26 properties are located in 10 states, contain over 790,000 leasable square feet, and are 100% leased with an average initial lease term of 18.5 years.  During the first three months of 2006, Crest invested $7.4 million in two new retail properties.

B.  Crest’s property inventory at March 31, 2007 consisted of 55 properties with a total investment of $125.4 million and at December 31, 2006 consisted of 60 properties with a total investment of $137.5 million.  These amounts are included on our consolidated balance sheets in “real estate held for sale, net.”

4.                   Credit Facility

We have a $300 million acquisition credit facility that expires in October 2008, unless extended as provided for in the credit facility agreement.  Under the terms of the credit facility, which commenced in October 2005, the borrowing rate is LIBOR (London Interbank Offered Rate) plus 65 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 80 basis points over LIBOR, based on our credit ratings during the first quarter of 2007.

The average borrowing rate on our credit facility during the first quarter of 2007 was 6.0%, compared to 5.2% in the first quarter of 2006. The increase in the average borrowing rate is due to an increase in LIBOR during the past year. Our current credit facility is subject to various leverage and interest coverage ratio limitations. We are and have been in compliance with these covenants.

Our credit facility is unsecured and accordingly, we have not pledged any assets as collateral for this obligation.

5.                   Notes Payable

Our senior unsecured note obligations consist of the following as of March 31, 2007 and December 31, 2006, sorted by maturity date (dollars in millions):

8 1/4% notes, issued in October 1998 and due in November 2008	$100.0
8% notes, issued in January 1999 and due in January 2009	20.0
5 3/8% notes, issued in March 2003 and due in March 2013	100.0
5 1/2% notes, issued in November 2003 and due in November 2015	150.0
5.95% notes, issued in September 2006 and due in September 2016	275.0
5 3/8% notes, issued in September 2005 and due in September 2017	175.0
5 7/8% bonds, issued in March 2005 and due in March 2035	100.0
$920.0

6.                   Gain on Sales of Real Estate Acquired for Resale by Crest

During the first quarter of 2007, Crest sold five properties for $13.4 million, which resulted in a gain of $1.2 million.  As part of one sale in 2007, Crest provided the buyer financing in the form of a $3.1 million mortgage promissory note.  In comparison, during the first quarter of 2006, Crest sold four properties for $6.4 million, which resulted in a gain of $906,000.  Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

7.                   Gain on Sales Investment Properties by Realty Income

During the first quarter of 2007, we sold one investment property for $446,000, which resulted in no gain.  Information regarding this property has been reclassified to discontinued operations.  In addition, we sold excess land from three properties for $3.8 million, which resulted in a gain of $1.8 million.  The gain from the land sales is reported in “other revenue” on our consolidated statements of income because these properties continue to be owned as part of our core operations.  In comparison, during the first quarter of 2006, we sold five investment properties for $2.1 million, which resulted in a gain of $752,000. This gain is included in discontinued operations.

8.                   Discontinued Operations

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), Realty Income’s operations from two investment properties classified as held for sale at March 31, 2007, plus properties sold in 2007 and 2006, are reported as discontinued operations.  Their respective results of operations have been reclassified to “income from discontinued operations, real estate held for investment.”  We do not depreciate properties that are classified as held for sale.

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

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” (dollars in thousands):

Crest’s income from discontinued operations, real estate acquired for resale	Three months ended 3/31/07	Three months ended 3/31/06
Gain on sales of real estate acquired for resale	$1,240	$906
Rental revenue	2,885	1,103
Interest expense	(2,119)	(726)
General and administrative expense	(103)	(79)
Property expenses	(5)	(36)
Income taxes	(150)	(289)

Income from discontinued operations, real estate acquired for resale by Crest	$1,748	$879

The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” (dollars in thousands):

Realty Income’s income from discontinued operations, real estate held for investment	Three months ended 3/31/07	Three months ended 3/31/06
Gain on sales of investment properties	$—	$752
Rental revenue	39	277
Depreciation and amortization	(9)	(56)
Property expenses	10	(44)

Income from discontinued operations, real estate held for investment	$40	$929

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

	Three months ended 3/31/07	Three months ended 3/31/06
Real estate acquired for resale by Crest	$1,748	$879
Real estate held for investment	40	929

Income from discontinued operations	$1,788	$1,808
Per common share, basic and diluted	$0.02	$0.02

9.                   Distributions Paid and Payable

A.  Common Stock.  We pay monthly distributions to our common stockholders.  The following is a summary of the monthly distributions paid per common share for the first three months of 2007 and 2006:

Month	2007	2006
January	$0.12650	$0.11625
February	0.12650	0.11625
March	0.12650	0.11625

Total	$0.37950	$0.34875

At March 31, 2007, a distribution of $0.127125 per common share was payable and was paid on April 16, 2007.

B.  Preferred Stock.  In December 2006, we issued 8.8 million shares of 6 3/4% Monthly Income Class E cumulative redeemable preferred stock.  Beginning December 7, 2011, the Class E preferred shares are redeemable, at our option, for $25 per share.  During the first quarter of 2007 we paid three monthly dividends to holders of our Class E preferred stock totaling $0.459375 per share, or $4.0 million, and at March 31, 2007 a monthly distribution of $0.140625 per share was payable and was paid on April 16, 2007.  In January 2007, we paid the first Class E preferred dividend of $0.178125, which was for a period slightly longer than one month.

In May 2004, we issued 4.0 million shares of 7 3/8% Monthly Income Class D cumulative redeemable preferred stock.  In October 2004, we issued an additional 1.1 million shares of Class D preferred stock.  Beginning May 27, 2009, the Class D preferred shares are redeemable, at our option, for $25 per share.  During the first quarters of 2007 and 2006, we paid three monthly dividends to holders of our Class D preferred stock totaling $0.4609377 per share, or $2.4 million, and at March 31, 2007 a monthly distribution of $0.1536459 per share was payable and was paid on April 16, 2007.

10.            Net Income per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period.  Diluted net income per common share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the reporting period.

The following is a reconciliation of the denominator of basic net income per common share computation to the denominator of diluted net income per common share computation:

	Three months ended 3/31/07	Three months ended 3/31/06
Weighted average shares used for the basic net income per share computation	100,054,868	83,208,660
Incremental shares from share-based compensation	221,432	203,731
Adjusted weighted average shares used for diluted net income per share computation	100,276,300	83,412,391

No stock options were anti-dilutive for the three months ended March 31, 2007 and 2006. We had 400 nonvested shares from share-based compensation that were anti-dilutive for the three months ended March 31, 2007 and 265,797 for the three months ended March 31, 2006.

11.  Supplemental Disclosures of Cash Flow Information

Interest paid during the first three months of 2007 was $21.5 million and for the first three months of 2006 was $15.0 million.

Interest capitalized to properties under development in the first three months of 2007 was $226,000 and in the first three months of 2006 was $449,000.

Income taxes paid by Realty Income and Crest in the first three months of 2007 totaled $1.2 million and in the first three months of 2006 totaled $292,000.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.    Share-based compensation for the first three months of 2007 was $823,000 and for the first three months of 2006 was $638,000.

B.    In 2007, Crest sold a property for $4.1 million and received a mortgage promissory note of $3.1 million from the buyer, which is included in “other assets” on our March 31, 2007 consolidated balance sheet.

C.    In 2007, Realty Income sold a portion of excess land from one property for $1.4 million, which is held in a temporary escrow account and included in “other assets” on our March 31, 2007 consolidated balance sheet.

D.    Distributions payable on our balance sheets is comprised of the following declared distributions (dollars in thousands):

	3/31/07	12/31/06
Common stock distributions	$12,841	$12,745
Preferred stock dividends	2,021	2,351

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of March 31, 2007 (dollars in thousands):

	Revenue
For the quarters ended March 31,	2007	2006
Segment rental revenue(1):
Automotive service	$3,700	$3,733
Automotive tire services	5,282	3,424
Child care	6,105	6,151
Convenience stores	9,632	9,531
Drug stores	1,941	1,628
Health and fitness	3,015	2,403
Home furnishings	1,907	1,857
Home improvement	1,765	1,677
Motor vehicle dealerships	2,445	1,746
Restaurants	13,394	5,076
Sporting goods	1,839	1,687
Theaters	6,514	5,461
17 other non-reportable segments	11,610	10,658

Total rental	69,149	55,032
Other revenue	2,152	86

Total revenue	$71,301	$55,118

(1)             Crest’s revenue appears in “income from discontinued operations, real estate acquired for resale by Crest” and is not included in this table.

	March 31,	December 31,
Assets, as of:	2007	2006
Segment net real estate:
Automotive service	$103,372	$104,089
Automotive tire services	210,351	211,760
Child care	94,938	96,263
Convenience stores	333,375	334,839
Drug stores	77,730	78,347
Health and fitness	142,427	102,718
Home furnishings	55,556	56,023
Home improvement	70,953	71,474
Motor vehicle dealerships	102,114	104,122
Restaurants	538,085	540,093
Sporting goods	58,398	56,291
Theaters	271,131	272,135
Crest	125,380	137,506
17 other non-reportable segments	327,437	319,421

Total segment net real estate	2,511,247	2,485,081
Other intangible assets — Drug stores	7,469	7,629
Other intangible assets — Theaters	2,725	2,801
Other intangible assets — Grocery stores	1,000	—
Other corporate assets	52,872	50,997

Total assets	$2,575,313	$2,546,508

13.          Common Stock Incentive Plan

In 2003, our Board of Directors adopted, and our stockholders approved, the 2003 Incentive Award Plan of Realty Income Corporation (the “Stock Plan”) to enable us to attract and retain the services of directors, employees and consultants considered essential to our long-term success, by offering them an opportunity to own stock in Realty Income and/or rights that will reflect our growth, development and financial success.

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

The amount of share-based compensation costs charged against income during the first quarter of 2007 was $823,000 and during the first quarter of 2006 was $638,000.

The following table summarizes our common stock grant activity under our Stock Plan.  Our common stock grants vest over periods ranging from immediately to 10 years.

	For the three months Ended March 31, 2007		For the year ended December 31, 2006
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)
Outstanding nonvested shares, beginning of year	868,726	$17.96	788,722	$17.83
Shares granted	238,631	27.70	210,332	21.72
Shares vested	(102,340)	27.70	(125,879)	20.39
Shares forfeited	(100)	22.96	(4,449)	21.35
Outstanding nonvested shares, end of each period	1,004,917	$21.28	868,726	$17.96

(1)                Grant date fair value.

During the first quarter of 2007, we issued 238,631 shares of common stock under the Stock Plan. These shares vest over the following service periods: 19,000 vest over a service period of five years and 219,631 vest over a service period of 10 years.

As of March 31, 2007, the remaining unamortized stock compensation expense totaled $21.4 million, which is being amortized on a straight-line basis over the service period of each applicable award.

The effect of pre-vesting forfeitures on our recorded expense has historically been negligible.  Any future pre-vesting forfeitures are also expected to be negligible and we will record the benefit related to such forfeitures as they occur.  Under the terms of the Stock Plan, we pay non-refundable dividends to the holders of our nonvested shares.  Under Statement No. 123R, the dividends paid to holders of these nonvested shares should be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest.  Given the negligible historical and prospective forfeiture rate determined by us, we did not record any amount to compensation expense related to dividends paid for 2007 or 2006, nor do we expect to record any amounts in future periods.

Stock options are granted with an exercise price equal to the underlying stock’s fair market value at the date of grant. Stock options expire ten years from the date they are granted and vest over service periods of one, three, four or five years.  No stock options were granted after January 1, 2002.  As of March 31, 2007, there are 83,241 vested stock options outstanding and exercisable with a weighted average exercise price of $13.03.  There were 23,127 stock options exercised in the first quarter of 2007, with a weighted average exercise price of $13.16.

14.            Commitments and Contingencies

In the ordinary course of our business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At March 31, 2007, we have committed to pay estimated unfunded development costs of $19.6 million on properties under development.  In addition, we also have contingent payments for tenant improvements and leasing costs of $669,000 as well as a $3 million commitment to fund the construction costs of one building, which is not currently under construction, and for which funding is dependent upon the tenant’s commitment to construct the building prior to September 30, 2007.

15.          Subsequent Event

In April 2007, Moody’s Investors Service upgraded our senior unsecured debt rating to Baa1 from Baa2 and our preferred stock rating to Baa2 from Baa3, with a stable outlook.

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

•                  The outcome of any legal proceedings to which we are a party; and

•                  Acts of terrorism and war.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

THE COMPANY

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT.  Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO per share.  The monthly distributions are supported by the cash flow from our portfolio of retail properties leased to regional and national retail chains.  We have in-house acquisition, leasing, legal, retail research, real estate research, portfolio management and capital markets expertise. Over the past 39 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term lease agreements (primarily 15- to 20-years).

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

At March 31, 2007, we owned a diversified portfolio:

•                  Of 1,965 retail properties;

•                  With an occupancy rate of 98.8%, or 1,941 properties occupied of the 1,965 properties in the portfolio;

•                  Leased to 105 different retail chains doing business in 29 separate retail industries;

•                  Located in 48 states;

•                  With over 17.1 million square feet of leasable space; and

•                  With an average leasable retail space per property of approximately 8,700 square feet.

Of the 1,965 properties in the portfolio, 1,958, or 99.6%, are single-tenant, retail properties and the remaining seven are multi-tenant, distribution and office properties. At March 31, 2007, 1,935, or 98.8%, of the 1,958 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 12.8 years.

In addition, at March 31, 2007, our wholly-owned taxable REIT subsidiary, Crest, had invested $125.4 million in 55 properties, which are classified as held for sale.  Crest was created to buy and sell properties, primarily to individual investors, many of whom are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

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

•                  Require the tenant to pay minimum monthly rent and property operating expenses (taxes, insurance and maintenance); and

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

RECENT DEVELOPMENTS

Acquisitions During the First Quarter of 2007

During the first quarter of 2007, Realty Income invested $60.9 million, in aggregate, in 11 new retail properties and properties under development, with an initial weighted average contractual lease rate of 8.4%. These 11 properties are located in 10 states, will contain over 345,000 leasable square feet, and are 100% leased with an initial average lease term of 18.4 years.  The 11 new properties acquired by Realty Income are net-leased to five different retail chains in the following four industries: grocery, health and fitness, restaurant and sporting goods.

At March 31, 2007, Realty Income had invested $13.1 million in three properties that were leased and being developed by the tenant (with development costs funded by Realty Income).  Rent on these properties is scheduled to begin at various times during the next twelve months.  At March 31, 2007, we had outstanding commitments to pay estimated unfunded development costs totaling approximately $19.6 million.

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

Credit Ratings Upgrade

In April 2007, Moody’s Investors Service upgraded our senior unsecured debt rating to Baa1 from Baa2 and our preferred stock rating to Baa2 from Baa3, with a stable outlook.

Investments in Existing Properties

In the first quarter of 2007, we capitalized costs of $705,000 on existing properties in our portfolio, consisting of $127,000 for re-leasing costs and $578,000 for building improvements.

Net Income Available to Common Stockholders

Net income available to common stockholders was $30.3 million in the first quarter of 2007 versus $22.5 million in the same quarter of 2006, an increase of $7.8 million. On a diluted per common share basis, net income was $0.30 per share in the first quarter of 2007 compared to $0.27 per share in the first quarter of 2006.

The calculation to determine net income available to common stockholders includes gains from the sales of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during the first quarter of 2007 was $1.8 million compared to $752,000 for the first quarter of 2006.

Funds from Operations (FFO)

In the first quarter of 2007, our FFO increased by $11.2 million, or 31.7%, to $46.5 million versus $35.3 million in the first quarter of 2006.  On a diluted per common share basis, FFO was $0.46 for the first quarter of 2007 compared to $0.42 for the first quarter of 2006, an increase of $0.04, or 9.5%.

See our discussion of FFO later in this section for a reconciliation of net income available to common stockholders to FFO.

Crest Property Sales

During the first quarter of 2007, Crest sold five properties from its inventory for an aggregate of $13.4 million, which resulted in a gain of $1.2 million.  Crest’s gains are included in “income from discontinued operations, real estate acquired for resale by Crest.”

Crest’s Property Inventory

Crest’s property inventory at March 31, 2007 totaled $125.4 million and at December 31, 2006 totaled $137.5 million, and is included in “real estate held for sale, net”, on our consolidated balance sheets.

Increases in Monthly Distributions to Common Stockholders

We continue our 38-year policy of paying distributions monthly to our common stockholders.  Monthly distributions per share were increased in April 2007 by $0.000625 to $0.127125.  The increase in April 2007 was our 38th consecutive quarterly increase and the 43rd increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In the first three months of 2007, we paid three monthly cash distributions per share in the amount of $0.1265, totaling $0.3795. In March 2007 and April 2007, we declared distributions of $0.127125 per share, which were paid on April 16, 2007 and will be paid on May 15, 2007, respectively.

The monthly distribution of $0.127125 per share represents a current annualized distribution of $1.5255 per share, and an annualized distribution yield of approximately 5.3% based on the last reported sale price of our common stock on the NYSE of $28.70 on April 24, 2007. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves

We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of its net cash flow generated from leases on its retail properties. We intend to retain an appropriate amount of cash as working capital. At March 31, 2007, we had cash and cash equivalents totaling $5.4 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future.  We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facility.

$300 Million Acquisition Credit Facility

We have a $300 million revolving, unsecured credit facility that expires in October 2008. In April 2007, Moody’s Investors Service upgraded our credit ratings.  Effective May 1, 2007, our current investment grade credit ratings provide for financing under the credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 60 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 75 basis points over LIBOR.  Prior to the credit rating upgrade by Moody’s, financing under the credit facility was 5 basis points higher.  At April 24, 2007, we had a borrowing capacity of $259.5 million available on our credit facility and an outstanding balance of $40.5 million at an effective interest rate of 6.0%.

The credit facility is expected to be used to acquire additional retail properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk.  We have the right to request an increase in the borrowing capacity of the credit facility by up to $100 million, to a total borrowing capacity of $400 million.  Any increase in the borrowing capacity is subject to approval by the lending banks on our credit facility.

Mortgage Debt

We have no mortgage debt on any of our properties.

Universal Shelf Registration

In April 2006, we filed a shelf registration statement with the SEC, which will be effective for a term of three years. In accordance with SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed.  The securities covered by this registration statement include common stock, preferred stock, debt securities, or any combination of such securities.  We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.  There is no specific limit to the dollar amount of new securities that can be issued under this new shelf registration before it expires in April 2009, and our common stock, preferred stock and notes issued after April 2006 were all issued pursuant to this universal shelf registration statement.

Conservative Capital Structure

We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At April 24, 2007, our total outstanding credit facility borrowings and outstanding notes were $960.5 million or approximately 22.8% of our total market capitalization of $4.21 billion. We define our total market capitalization at April 24, 2007 as the sum of:

•              Shares of our common stock outstanding of 101,024,768 multiplied by the last reported sales price of our common stock on the NYSE of $28.70 per share, or $2.90 billion;

•              Aggregate liquidation value of the Class D preferred stock of $127.5 million;

•              Aggregate liquidation value of the Class E preferred stock of $220 million;

•              Outstanding borrowings of $40.5 million on our credit facility; and

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

Credit Agency Ratings

We are currently assigned investment grade corporate credit ratings on our senior unsecured notes from Fitch Ratings, Moody’s Investors Service and Standard & Poor’s Ratings Group. Currently, Fitch Ratings has assigned a rating of BBB+, Moody’s has assigned a rating of Baa1 and Standard & Poor’s has assigned a rating of BBB to our senior notes. Standard & Poor’s rating has a “positive” outlook and Fitch and Moody’s have “stable” outlooks.

We have also been assigned investment grade credit ratings from the same rating agencies on our preferred stock. Fitch Ratings has assigned a rating of BBB, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BBB- to our preferred stock.  Standard & Poor’s rating has a “positive” outlook and Fitch and Moody’s have “stable” outlooks.

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

Notes Outstanding

Our senior unsecured note obligations consist of the following as of March 31, 2007, sorted by maturity date (dollars in millions):

8 1/4% notes, issued in October 1998 and due in November 2008	$100.0
8% notes, issued in January 1999 and due in January 2009	20.0
5 3/8% notes, issued in March 2003 and due in March 2013	100.0
5 1/2% notes, issued in November 2003 and due in November 2015	150.0
5.95% notes, issued in September 2006 and due in September 2016	275.0
5 3/8% notes, issued in September 2005 and due in September 2017	175.0
5 7/8% bonds, issued in March 2005 and due in March 2035	100.0
$920.0

Interest on all of the senior note obligations is paid semiannually, with the exception of the interest on the 8 1/4% senior notes issued in October 1998, which is paid monthly.  All of these notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. We have been in compliance with these covenants since each of the notes were issued.

The following is a summary of the key financial covenants to our senior unsecured notes.  The actual amounts are as of March 31, 2007.

Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60%	32.7%
Limitation on incurrence of secured debt	≤ 40%	0.0%
Debt service coverage	≥ 1.5 x	4.2	x
Maintenance of total unencumbered assets	≥ 150% of Unsecured Debt	306%

All of our outstanding notes and bonds have fixed interest rates.  Our credit facility interest rate is variable.

The following table summarizes the maturity of each of our obligations as of March 31, 2007 (dollars in millions):

Table of Obligations

Year of Maturity	Credit Facility (1)	Notes	Interest (2)	Other (3)	Totals
2007	$—	$—	$43.4	$20.3	$63.7
2008	45.8	100.0	56.4	—	202.2
2009	—	20.0	45.3	—	65.3
2010	—	—	45.3	—	45.3
2011	—	—	45.3	—	45.3
Thereafter	—	800.0	305.5	—	1,105.5
Totals	$45.8	$920.0	$541.2	$20.3	$1,527.3

(1)                The credit facility balance was $45.8 million as of March 31, 2007 and $40.5 million as of April 24, 2007.

(2)                Interest on credit facility and notes has been calculated based on outstanding balances as of March 31, 2007 through their respective maturity dates.

(3)                Other consists of $19.6 million of estimated unfunded costs on properties under development and $669,000 of contingent payments for tenant improvements and leasing costs.

Our credit facility and note obligations are unsecured.  Accordingly, we have not pledged any assets as collateral for these obligations.

Preferred Stock Outstanding

In May and October 2004, we issued an aggregate of 5.1 million shares of 7 3/8% Class D cumulative redeemable preferred stock.  Beginning May 27, 2009, shares of Class D preferred stock are redeemable at our option for $25 per share, plus any accrued and unpaid dividends.  Dividends on shares of Class D preferred are paid monthly in arrears.

In December 2006, we issued 8.8 million shares of 6 3/4% Class E cumulative redeemable preferred stock.  Beginning December 7, 2011, shares of Class E preferred stock are redeemable at our option for $25 per share, plus any accrued and unpaid dividends.  Dividends on shares of Class E preferred stock are paid monthly in arrears.

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

Distribution Policy

Distributions are paid monthly to our common, Class D preferred and Class E preferred stockholders if, and when, declared by our Board of Directors.

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains). In 2006, our cash distributions totaled $139.1 million, or approximately 114.2% of our estimated REIT taxable income of $121.8 million. Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization. We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Our 2006 cash distributions to common stockholders totaled $129.7 million, representing 83.2% of our funds from operations available to common stockholders of $155.8 million.

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

Another significant judgment must be made as to if, and when, the impairment losses should be taken on our properties when events or change in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less cost to sell. The carrying value of our real estate is the largest component of our consolidated balance sheet. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations.

The following is a comparison of our results of operations for the three months ended March 31, 2007 to the three months ended March 31, 2006.

Rental Revenue

Rental revenue was $69.1 million for the first quarter of 2007 versus $55.0 million for the first quarter of 2006, an increase of $14.1 million, or 25.6%.  The increase in rental revenue in the first quarter of 2007 compared to the first quarter of 2006 is primarily attributable to:

•                  The 11 retail properties acquired by Realty Income in 2007, which generated $304,000 of rent in the first quarter of 2007;

•                  The 322 retail properties acquired by Realty Income in 2006, which generated $13.2 million of rent in the first quarter of 2007 compared to $1.3 million in the first quarter of 2006, an increase of $11.9 million;

•                  Same store rents generated on 1,568 properties during the entire first quarters of 2007 and 2006 increased by $830,000, or 1.6%, to $53.00 million from $52.17 million;

•                  An increase of $1.5 million relating to the aggregate of (i) development properties acquired before 2006 that started paying rent in 2006, (ii) properties that were vacant during part of 2007 or 2006 and (iii) lease termination settlements.  These items totaled $2.5 million in aggregate in the first quarter of 2007 compared to $1.0 million in the same quarter of 2006; and net of

•                  A decrease in straight-line rent and other non-cash adjustments to rent of $410,000 in the first quarter of 2007 as compared to the first quarter of 2006.

Of the 1,965 properties in the portfolio at March 31, 2007, 1,958, or 99.6%, are single-tenant properties and the remaining seven are multi-tenant properties. Of the 1,958 single-tenant properties, 1,935, or 98.8%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 12.8 years at March 31, 2007. Of our 1,935 leased single-tenant properties, 1,714, or 88.6%, were under leases that provide for increases in rents through:

•                  Primarily base rent increases tied to a consumer price index;

•                  Fixed increases;

•                  To a lesser degree, overage rent based on a percentage of the tenants’ gross sales; or

•                  A combination of two or more of the above rent provisions

Percentage rent, which is included in rental revenue, was $162,000 in the first quarter of 2007 and $115,000 in the first quarter of 2006. Percentage rent in the first quarter of 2007 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2007.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provide dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At March 31, 2007, our portfolio of 1,965 retail properties was 98.8% leased with 24 properties available for lease, one of which is a multi-tenant property.

As of April 24, 2007, transactions to lease or sell five of the 24 properties available for lease at March 31, 2007 were underway or completed. We anticipate these transactions will be completed during the next several months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Depreciation and Amortization

For the first quarter of 2007, depreciation and amortization was $18.1 million as compared to $13.5 million in the first quarter of 2006.  The increase in depreciation and amortization in 2007 was due to the acquisition of properties in 2007 and 2006, which was partially offset by property sales in these years.

Interest Expense

Interest expense was $778,000 lower in the first quarter of 2007 than in the first quarter of 2006, primarily as a result of Crest’s larger investment in real estate, which contributed to the increase in interest expense included in discontinued operations.  In addition, our average interest rates were slightly lower, which were offset by higher average outstanding balances. We issued $275 million of 10-year notes in September 2006, which contributed to the increase in average outstanding balances and slightly lower average interest rates on our debt.

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended 3/31/07	Three months ended 3/31/06
Interest on our credit facility and notes	$13,912	$13,598
Interest included in discontinued operations
from real estate acquired for resale by Crest	(2,119)	(726)
Amortization of settlements on treasury lock agreement	218	189
Credit facility commitment fees	114	114
Amortization of credit facility origination costs and deferred bond financing costs	521	472
Interest capitalized	(226)	(449)
Interest expense	$12,420	$13,198

Credit facilities and notes outstanding	Three months ended 3/31/07	Three months ended 3/31/06
Average outstanding balances (dollars in thousands)	$928,971	$894,123
Average interest rates	6.07%	6.17%

At April 24, 2007, the weighted average interest rate on our notes payable of $920 million was 5.99% and the average interest rate on our credit facility borrowings of $40.5 million was 5.97%.

Interest Coverage Ratio

Our interest coverage ratio for the first quarter of 2007 was 4.6 times and for the first quarter of 2006 was 3.7 times.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities to our interest coverage amount (dollars in thousands):

	Three months ended 3/31/07	Three months ended 3/31/06
Net cash provided by operating activities	$54,351	$38,531
Interest expense	12,420	13,198
Interest expense included in discontinued operations (1)	2,119	726
Income taxes	245	231
Income taxes included in discontinued operations (1)	150	289
Investment in real estate acquired for resale (1)	—	7,356
Proceeds from sales of real estate acquired for resale (1)	(10,221)	(6,376)
Collection of a mortgage note receivable by Crest (1)	—-	(1,333)
Gain on sales of real estate acquired for resale (1)	1,240	906
Amortization of share-based compensation	(823)	(638)
Changes in assets and liabilities:
Accounts receivable and other assets	(29)	(3,105)
Accounts payable, accrued expenses and other liabilities	8,133	2,355
Interest coverage amount	$67,585	$52,140
Divided by interest expense (2)	$14,539	$13,924
Interest coverage ratio	4.6	3.7

(1)       Crest activities.

(2)       Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

Fixed Charge Coverage Ratio

Our fixed charge coverage ratio for the first quarter of 2007 was 3.3 times and for the first quarter of 2006 was 3.2 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	Three months ended 3/31/07	Three months ended 3/31/06
Interest coverage amount	$67,585	$52,140
Divided by interest expense plus preferred stock dividends (1)	$20,602	$16,275
Fixed charge coverage ratio	3.3	3.2

(1)    Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest.”

General and Administrative Expenses

General and administrative expenses increased by $846,000 to $5.1 million in the first quarter of 2007 versus $4.2 million in the first quarter of 2006.  In the first quarter of 2007, general and administrative expenses as a percentage of total revenue decreased to 7.1% as compared to 7.7% in the first quarter of 2006. General and administrative expenses increased in total dollars primarily due to increases in payroll and employee benefit costs.

As our property portfolio has grown and continues to grow, we have increased, and anticipate that we will continue to gradually increase the level of our staffing. We expect general and administrative expenses to moderately increase due to costs attributable to payroll, staffing costs and corporate governance.

In April 2007, we had 73 permanent employees as compared to April 2006 when we had 70 permanent employees and three temporary employees.

Property Expenses

Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At March 31, 2007, 24 properties were available for lease as compared to 26 at December 31, 2006 and 25 at March 31, 2006.

Property expenses were $885,000 in the first quarter of 2007 and $860,000 in the first quarter of 2006.

Income Taxes

Income taxes were $245,000 in the first quarter of 2007 as compared to $231,000 in the first quarter of 2006.  These amounts are for city and state income taxes paid by Realty Income.

In addition, Crest incurred state and federal income taxes of $150,000 in the first quarter of 2007 as compared to $289,000 in the first quarter of 2006.  The decrease in Crest’s 2007 income taxes over the 2006 income taxes is due to lower taxable income, primarily attributable to higher interest expense. These amounts are included in “income from discontinued operations, real estate acquired for resale by Crest.”

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

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” (dollars in thousands, except per share data):

Crest’s income from discontinued operations, real estate acquired for resale	Three months ended 3/31/07	Three months ended 3/31/06
Gain on sales of real estate acquired for resale	$1,240	$906
Rental revenue	2,885	1,103
Interest expense	(2,119)	(726)
General and administrative expense	(103)	(79)
Property expenses	(5)	(36)
Income taxes	(150)	(289)

Income from discontinued operations, real estate acquired for resale by Crest	$1,748	$879

Per common share, basic and diluted	$0.02	$0.01

Realty Income’s operations from two properties listed as held for sale at March 31, 2007, plus properties sold in 2007 and 2006 have been classified as discontinued operations.  The following is a summary of our discontinued operations from real estate held for investment (dollars in thousands, except per share data):

Realty Income’s income from discontinued operations, real estate held for investment	Three months ended 3/31/07	Three months ended 3/31/06
Gain on sales of investment properties	$—	$752
Rental revenue	39	277
Depreciation and amortization	(9)	(56)
Property expenses	10	(44)

Income from discontinued operations, real estate held for investment	$40	$929

Per common share, basic and diluted	$—	$0.01

The following is a summary of our total discontinued operations (dollars in thousands, except per share data):

	Three months ended 3/31/07	Three months ended 3/31/06
Real estate acquired for resale by Crest	$1,748	$879
Real estate held for investment	40	929

Income from discontinued operations	$1,788	$1,808

Per common share, basic and diluted	$0.02	$0.02

Gain on Sales of Real Estate Acquired for Resale by Crest

During the first quarter of 2007, Crest sold five properties for $13.4 million, which resulted in a gain of $1.2 million.  As part of one sale in 2007, Crest provided the buyer financing in the form of a $3.1 million mortgage promissory note.  In comparison, during the first quarter of 2006, Crest sold four properties for $6.4 million, which resulted in a gain of $906,000.  Crest’s gains on sales are reported before income taxes and are included in “income from discontinued operations, real estate acquired for resale by Crest.”

At March 31, 2007, Crest had $125.4 million invested in 55 properties, which are held for sale. Crest generally carries a real estate inventory in excess of $20 million.  Crest generates an earnings spread on the difference between the lease payments it receives on the properties held in inventory and the cost of capital used to acquire properties.  It is our belief that at this level of inventory, rental revenue will exceed the ongoing operating expenses of Crest without any property sales.

Gain on Sales of Investment Properties and Land by Realty Income

During the first quarter of 2007, we sold one investment property for $446,000, which resulted in no gain.  Information regarding this property has been reclassified to discontinued operations.  In addition, we sold excess land from three properties for $3.8 million, which resulted in a gain of $1.8 million.  The gain from the land sales is reported in “other revenue” on our consolidated statements of income because these properties continue to be owned as part of our core operations.  In comparison, during the first quarter of 2006, we sold five investment properties for $2.1 million, which resulted in a gain of $752,000. This gain is included in discontinued operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At March 31, 2007, we classified real estate with a carrying amount of $125.9 million as held for sale on our balance sheet, which includes properties owned by Crest.  Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds in new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Provisions for Impairment on Real Estate Acquired for Resale by Crest

No provisions for impairment were recorded by Crest in the first quarters of 2007 and 2006.

Provisions for Impairment on Realty Income Investment Properties

No provisions for impairment were recorded in the first quarters of 2007 and 2006.

Preferred Stock Cash Dividends

Preferred stock cash dividends totaled $6.1 million in the first quarter of 2007 as compared to $2.4 million in the first quarter of 2006.  This increase is due to the issuance of Class E preferred stock in December 2006.

Net Income Available to Common Stockholders

Net income available to common stockholders was $30.3 million in the first quarter of 2007, an increase of $7.8 million as compared to $22.5 million in the first quarter of 2006.

The calculation to determine net income available to common stockholders includes gains from the sales of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

During the first quarter of 2007, the gain recognized from the sales of investment properties was $1.8 million as compared to $752,000 for the first quarter of 2006.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the first quarter of 2007 increased by $11.2 million, or 31.7%, to $46.5 million as compared to $35.3 million in the first quarter of 2006.  The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO.  Also presented is information regarding distributions paid to common stockholders and the weighted average number of shares outstanding (dollars in thousands, except per share amounts):

	Three months ended 3/31/07	Three months ended 3/31/06
Net income available to common stockholders	$30,260	$22,537
Depreciation and amortization:
Continuing operations	18,125	13,504
Discontinued operations	9	56
Depreciation of furniture, fixtures and equipment	(49)	(45)
Gain on sales of land and investment properties:
Continuing operations	(1,806)	—
Discontinued operations	—	(752)

FFO available to common stockholders	$46,539	$35,300

FFO per common share:
Basic	$0.47	$0.42
Diluted	$0.46	$0.42

Distributions paid to common stockholders	$38,329	$29,255

FFO in excess of distributions paid to common stockholders	$8,210	$6,045

Weighted average number of common shares:
Basic	100,054,868	83,208,660
Diluted	100,276,300	83,412,391

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trust’s definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, reduced by gains on sales of investment properties and extraordinary items.

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

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance. In addition, FFO should not be considered as an alternative to reviewing our cash flows from operating, investing and financing activities as a measure of liquidity, of our ability to make cash distributions or of our ability to pay interest payments.

Other Non-cash Items and Capitalized Expenditures

The following information includes non-cash items and capitalized expenditures on existing properties in our portfolio. These items are not included in the adjustments to net income available to common stockholders to arrive at FFO. Analysts and investors often request this supplemental information.

(dollars in thousands)	Three months ended 3/31/07	Three months ended 3/31/06
Crest gain on sale, previously reported as impairment	$(271)	$—
Amortization of settlements on treasury lock agreements (1)	218	189
Amortization of deferred note financing costs (2)	336	290
Amortization of share-based compensation	823	638
Capitalized leasing costs and commissions	(127)	(122)
Capitalized building improvements	(578)	(47)
Straight line rent (3)	(143)	(554)

(1) The settlements on the treasury lock agreements resulted from an interest rate risk prevention strategy that was used by us in 1997 and 1998, which correlated to pending issuances of senior note securities.  We have not employed this strategy since 1998.

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

PROPERTY PORTFOLIO INFORMATION

At March 31, 2007, we owned a diversified portfolio:

•                  Of 1,965 retail properties;

•                  With an occupancy rate of 98.8%, or 1,941 properties occupied of the 1,965 properties in the portfolio;

•                  Leased to 105 different retail chains doing business in 29 separate retail industries;

•                  Located in 48 states;

•                  With over 17.1 million square feet of leasable space; and

•                  With an average leasable retail space per property of approximately 8,700 square feet.

In addition to our real estate portfolio at March 31, 2007, our subsidiary, Crest, had invested $125.4 million in 55 properties located in 13 states. These properties are classified as held for sale.

At March 31, 2007, 1,935, or 98.5%, of our 1,965 retail properties were leased under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases based on increases in the consumer price index, fixed increases or, to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

Industry Diversification

The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue (1)
	For the
	Quarter
	Ended	For the Years Ended
	Mar. 31,	Dec 31,	Dec 31,	Dec 31	Dec 31,	Dec 31,	Dec 31,
Industries	2007	2006	2005	2004	2003	2002	2001
Apparel stores	1.3%	1.7%	1.6%	1.8%	2.1%	2.3%	2.4%
Automotive collision services	1.2	1.3	1.3	1.0	0.3	—	—
Automotive parts	2.5	2.8	3.4	3.8	4.5	4.9	5.7
Automotive service	5.5	6.9	7.6	7.7	8.3	7.0	5.7
Automotive tire services	7.6	6.1	7.2	7.8	3.1	2.7	2.6
Book stores	0.2	0.2	0.3	0.3	0.4	0.4	0.4
Business services	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Child care	8.8	10.3	12.7	14.4	17.8	20.8	23.9
Consumer electronics	1.0	1.1	1.3	2.1	3.0	3.3	4.0
Convenience stores	13.9	16.1	18.7	19.2	13.3	9.1	8.4
Crafts and novelties	0.3	0.4	0.4	0.5	0.6	0.4	0.4
Drug stores	2.8	2.9	2.8	0.1	0.2	0.2	0.2
Entertainment	1.4	1.6	2.1	2.3	2.6	2.3	1.8
Equipment rental services	0.2	0.2	0.4	0.3	0.2	—	—
Financial services	0.1	0.1	0.1	0.1	—	—	—
General merchandise	0.7	0.6	0.5	0.4	0.5	0.5	0.6
Grocery stores	0.7	0.7	0.7	0.8	0.4	0.5	0.6
Health and fitness	4.4	4.3	3.7	4.0	3.8	3.8	3.6
Home furnishings	2.8	3.1	3.7	4.1	4.9	5.4	6.0
Home improvement	2.6	3.4	1.1	1.0	1.1	1.2	1.3
Motor vehicle dealerships	3.6	3.4	2.6	0.6	—	—	—
Office supplies	1.0	1.3	1.5	1.6	1.9	2.1	2.2
Pet supplies and services	0.9	1.1	1.3	1.4	1.7	1.7	1.6
Private education	0.8	0.8	0.8	1.1	1.2	1.3	1.5
Restaurants	19.4	11.9	9.4	9.7	11.8	13.5	12.2
Shoe stores	—	—	0.3	0.3	0.9	0.8	0.7
Sporting goods	2.6	2.9	3.4	3.4	3.8	4.1	0.9
Theaters	9.4	9.6	5.2	3.5	4.1	3.9	4.3
Travel plazas	0.2	0.3	0.3	0.4	0.3	—	—
Video rental	1.8	2.1	2.5	2.8	3.3	3.3	3.7
Other	2.2	2.7	3.0	3.4	3.8	4.4	5.2
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)       Includes rental revenue for all properties owned by Realty Income at the end of each period presented,

Including revenue from properties reclassified to discontinued operations.

Service Category Diversification

The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at March 31, 2007, classified according to the retail business types and the level of services they provide (dollars in thousands):

Industry	Number of Properties	Rental Revenue for the Quarter Ended March 31, 2007 (1)	Percentage of Rental Revenue
Tenants Providing Services
Automotive collision services	13	$825	1.2%
Automotive service	219	3,772	5.5
Child care	268	6,105	8.8
Entertainment	8	970	1.4
Equipment rental services	2	150	0.2
Financial services	4	86	0.1
Health and fitness	24	3,015	4.4
Private education	6	576	0.8
Theaters	31	6,514	9.4
Other	9	1,536	2.2
	584	23,549	34.0
Tenants Selling Goods and Services
Automotive parts (with installation)	30	583	0.9
Automotive tire services	149	5,282	7.6
Business services	1	32	0.1
Convenience stores	393	9,611	13.9
Home improvement	1	57	0.1
Motor vehicle dealerships	22	2,474	3.6
Pet supplies and services	9	604	0.8
Restaurants	472	13,416	19.4
Travel plazas	1	170	0.2
Video rental	34	1,240	1.8
	1,112	33,469	48.4
Tenants Selling Goods
Apparel stores	6	883	1.3
Automotive parts	74	1,131	1.6
Book stores	2	156	0.2
Consumer electronics	19	717	1.0
Crafts and novelties	4	217	0.3
Drug stores	34	1,941	2.8
General merchandise	25	510	0.7
Grocery stores	8	451	0.7
Home furnishings	41	1,907	2.8
Home improvement	31	1,709	2.5
Office supplies	10	699	1.0
Pet supplies	2	37	0.1
Sporting goods	13	1,810	2.6
	269	12,168	17.6
Totals	1,965	$69,186	100.0%

(1)           Includes rental revenue for all properties owned by Realty Income at March 31, 2007, including revenue from properties reclassified to discontinued operations of $37.

Lease Expirations

The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) regarding the timing of the initial lease term expirations (excluding extension options) on our 1,935 net leased, single-tenant retail properties as of March 31, 2007 (dollars in thousands):

	Total Portfolio			Initial Expirations (3)			Subsequent Expirations (4)
Year	Total Number of Leases Expiring (1)	Rental Revenue for the Quarter Ended 3/31/07 (2)	% of Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 3/31/07	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 3/31/07	% of Total Rental Revenue
2007	135	$2,500	3.7%	91	$1,725	2.6%	44	$775	1.1%
2008	118	2,568	3.8	63	1,520	2.3	55	1,048	1.5
2009	108	2,317	3.4	33	769	1.1	75	1,548	2.3
2010	75	1,607	2.4	36	925	1.4	39	682	1.0
2011	80	2,340	3.5	45	1,495	2.2	35	845	1.3
2012	49	1,461	2.2	44	1,381	2.1	5	80	0.1
2013	75	3,415	5.0	67	3,194	4.7	8	221	0.3
2014	48	1,999	3.0	36	1,758	2.6	12	241	0.4
2015	90	1,789	2.6	65	1,230	1.8	25	559	0.8
2016	112	1,900	2.8	111	1,875	2.8	1	25	*
2017	24	1,655	2.5	20	1,583	2.4	4	72	0.1
2018	23	1,045	1.6	23	1,045	1.6	—	—	—
2019	94	4,650	6.9	93	4,456	6.6	1	194	0.3
2020	82	3,233	4.8	80	3,200	4.7	2	33	0.1
2021	146	5,435	8.1	145	5,381	8.0	1	54	0.1
2022	96	2,669	4.0	96	2,669	4.0	—	—	—
2023	234	6,451	9.6	234	6,451	9.6	—	—	—
2024	59	1,880	2.8	59	1,880	2.8	—	—	—
2025	67	6,362	9.4	63	6,297	9.3	4	65	0.1
2026	192	10,135	15.0	190	10,079	14.9	2	56	0.1
2027	13	689	1.0	13	689	1.0	—	—	—
2028	5	148	0.2	5	148	0.2	—	—	—
2030	2	240	0.4	2	240	0.4	—	—	—
2033	3	357	0.5	3	357	0.5	—	—	—
2034	2	230	0.3	2	230	0.3	—	—	—
2037	2	325	0.5	2	325	0.5	—	—	—
2043	1	13	*	—	—	—	1	13	*

Totals	1,935	$67,413	100.0%	1,621	$60,902	90.4%	314	$6,511	9.6%

*Less than 0.1%

(1)             Excludes six multi-tenant properties and 24 vacant unleased properties, one of which is a multi-tenant property.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)             Includes rental revenue of $37 from properties reclassified to discontinued operations and excludes revenue of $1,773 from six multi-tenant properties and from 24 vacant and unleased properties at March 31, 2007.

(3)             Represents leases to the initial tenant of the property that are expiring for the first time.

(4)             Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification

The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of March 31, 2007 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue For the Quarter Ended March 31, 2007 (1)	Percentage of Rental Revenue
Alabama	61	98%	422,900	$1,875	2.7%
Alaska	2	100	128,500	277	0.4
Arizona	72	99	372,800	2,039	2.9
Arkansas	15	100	94,500	411	0.6
California	61	98	1,103,800	3,851	5.6
Colorado	47	98	419,400	1,782	2.6
Connecticut	16	100	245,600	1,027	1.5
Delaware	15	100	27,700	316	0.5
Florida	152	99	1,421,300	6,030	8.7
Georgia	127	99	910,700	3,917	5.7
Idaho	14	100	91,900	364	0.5
Illinois	64	100	833,500	3,635	5.3
Indiana	47	98	532,300	2,080	3.0
Iowa	19	100	138,700	455	0.7
Kansas	29	90	562,200	995	1.4
Kentucky	22	95	111,500	677	1.0
Louisiana	32	100	186,600	946	1.4
Maryland	26	100	251,400	1,215	1.8
Massachusetts	37	100	203,100	1,030	1.5
Michigan	20	100	158,300	679	1.0
Minnesota	21	100	359,200	1,270	1.8
Mississippi	70	96	353,800	1,438	2.1
Missouri	61	98	634,800	2,183	3.2
Montana	2	100	30,000	77	0.1
Nebraska	17	100	190,100	609	0.9
Nevada	15	100	191,000	841	1.2
New Hampshire	10	100	95,400	394	0.6
New Jersey	26	100	235,600	1,586	2.3
New Mexico	7	100	53,300	146	0.2
New York	29	97	432,000	2,052	3.0
North Carolina	60	100	438,100	2,008	2.9
North Dakota	5	100	31,900	59	*
Ohio	110	100	749,400	2,774	4.0
Oklahoma	24	100	134,300	597	0.9
Oregon	19	100	294,800	838	1.2
Pennsylvania	85	100	559,600	2,558	3.7
Rhode Island	1	100	3,500	32	*
South Carolina	59	100	250,700	1,540	2.2
South Dakota	8	100	21,000	92	0.1
Tennessee	126	100	607,800	3,011	4.4
Texas	202	98	2,275,400	7,561	10.9
Utah	6	83	35,100	96	0.1
Vermont	1	100	2,500	24	*
Virginia	67	100	485,900	2,566	3.7
Washington	36	100	237,800	727	1.0
West Virginia	2	50	23,200	84	0.1
Wisconsin	17	94	157,400	391	0.6
Wyoming	1	100	4,200	31	*
Totals/Average	1,965	99%	17,104,500	$69,186	100.0%

*                    Less than 0.1%

(1)                Includes rental revenue for all properties owned by Realty Income at March 31, 2007, including revenue from properties reclassified to discontinued operations of $37.

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

Approximately 98.5%, or 1,935, of the 1,965 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property costs and expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB statement No. 115.  Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Statement No. 159 becomes effective for us at the beginning of 2008, unless we elect to adopt it earlier.  We are still evaluating the impact of Statement No. 159 on our financial position or results of operations.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  Interpretation No. 48 applies to all tax positions accounted for under Statement No. 109, including tax positions acquired in a business combination.  Interpretation No. 48 became effective for us at the beginning of 2007 and did not have an impact on our financial position or results of operations.

OTHER INFORMATION

Our common stock is listed on the NYSE under the ticker symbol “O.” Our central index key number is 726728 and our cusip number is 756109-104.

Our Class D cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol “OprD” and its cusip number is 756109-609.

Our Class E cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol “OprE” and its cusip number is 756109-708.

Our 8 1/4% Monthly Income Senior Notes due 2008 are listed on the NYSE under the ticker symbol “OUI”.  The cusip number of these notes is 756109-203.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and the issuance of long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at March 31, 2007. We do not enter into any derivative transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents by year of expected maturity, the principal amounts, average interest rates and fair values as of March 31, 2007.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2007	$—	—	$—	—
2008(1)(2)	100.0	8.25%	45.8	5.97%
2009(3)	20.0	8.00	—	—
2010	—	—	—	—
2011	—	—	—	—
Thereafter(4)	800.0	5.66	—	—
Totals	$920.0	5.99%	$45.8	5.97%
Fair Value(5)	$919.0		$45.8

(1)                $100 million matures in November 2008.

(2)                The credit facility expires in October 2008.  The credit facility balance as of March 31, 2007 was $45.8 million and as of April 24, 2007 was $40.5 million.

(3)                $20 million matures in January 2009.

(4)                $100 million matures in March 2013, $150 million matures in November 2015, $275 million matures in September 2016, $175 million matures in September 2017 and $100 million matures in March 2035.

(5)                We base the fair value of the fixed rate debt at March 31, 2007 on the closing market price or indicative price per each note. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the market place at March 31, 2007.

The table incorporates only those exposures that exist as of March 31, 2007. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates.  Our credit facility interest rate is variable.  Based on our credit facility balance at March 31, 2007, a 1% change in interest rates would change our interest costs by $458,000 per year.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As required of and for the quarter ended March 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

PART II.        OTHER INFORMATION

Item 1A.         Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

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

3.3

Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 7 3/8% Monthly Income Class D Cumulative Redeemable Preferred Stock (filed as exhibit 3.8 to the Company’s Form 8-A filed on May 25, 2004 and incorporated herein by reference).

3.4

Articles Supplementary to the Articles of Incorporation of the Company classifying and designating additional shares of the 7 3/8% Monthly Income Class D Cumulative Redeemable Preferred Stock (filed as exhibit 3.2 to the Company’s Form 8-K filed on October 19, 2004 and incorporated herein by reference).

3.5

Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 6 3/4% Class E Cumulative Redeemable Preferred Stock (filed as exhibit 3.5 to the Company’s Form 8-A filed on December 5, 2006 and incorporated herein by reference).

Instruments defining the rights of security holders, including indentures

4.1	Pricing Committee Resolutions (filed as exhibit 4.2 the Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

4.2	Form of 8 1/4% Notes due 2008 (filed as exhibit 4.3 to Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

4.3	Indenture dated as of October 28, 1998 between the Company and The Bank of New York (filed as exhibit 4.1 to the Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

4.4	Pricing Committee Resolutions and Form of 8% Notes due 2009 (filed as exhibit 4.2 to the Company’s Form 8-K, dated January 21, 1999 and incorporated herein by reference).

4.5	Form of 5 3/8% Senior Notes due 2013 (filed as exhibit 4.2 to the Company’s Form 8-K, dated March 5, 2003 and incorporated herein by reference).

4.6

Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5 3/8% Senior Notes due 2013 (filed as exhibit 4.3 to the Company’s Form 8-K, dated March 5, 2003 and incorporated herein by reference).

4.7	Form of 5 1/2% Senior Notes due 2015 (filed as exhibit 4.2 to the Company’s Form 8-K, dated November 19, 2003 and incorporated herein by reference).

4.8

Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5 1/2% Senior Notes due 2015 (filed as exhibit 4.3 to the Company’s Form 8-K, dated November 19, 2003 and incorporated herein by reference).

4.9	Form of 5 7/8% Senior Notes due 2035 (filed as exhibit 4.2 to the Company’s Form 8-K, dated March 8, 2005 and incorporated herein by reference).

4.10

Officer’s Certificate pursuant to section 301 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5 7/8% Senior Debentures due 2035 (filed as exhibit 4.3 to the Company’s Form 8-K, dated March 8, 2005 and incorporated herein by reference).

4.11	Form of 5 3/8% Senior Notes due 2017 (filed as exhibit 4.2 to the Company’s Form 8-K, dated September 8, 2005 and incorporated herein by reference).

4.12

Officer’s Certificate pursuant to section 301 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5 3/8% Senior Notes due 2017 (filed as exhibit 4.3 to the Company’s Form 8-K, dated September 8, 2005 and incorporated herein by reference).

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

REALTY INCOME CORPORATION

/s/ GREGORY J. FAHEY
Date: May 2, 2007	Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)