Form 10-Q
period 2007-06-30
REALTY INCOME CORP
filed 2007-08-02
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007, or

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

Registrant’s telephone number, including area code: (760) 741-2111

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

There were 101,071,994 shares of common stock outstanding as of July 30, 2007.

REALTY INCOME CORPORATION

Form 10-Q
June 30, 2007

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

June 30, 2007 and December 31, 2006
(dollars in thousands, except per share data)

	2007	2006
ASSETS	(unaudited)
Real estate, at cost:
Land	$989,765	$958,770
Buildings and improvements	1,848,271	1,785,203
	2,838,036	2,743,973
Less accumulated depreciation and amortization	(432,314)	(396,854)
Net real estate held for investment	2,405,722	2,347,119
Real estate held for sale, net	74,775	137,962
Net real estate	2,480,497	2,485,081
Cash and cash equivalents	8,914	10,573
Accounts receivable	6,019	5,953
Goodwill	17,206	17,206
Other assets, net	32,256	27,695
Total assets	$2,544,892	$2,546,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$14,933	$15,096
Accounts payable and accrued expenses	26,227	27,004
Other liabilities	10,724	8,416
Line of credit payable	10,000	--
Notes payable	920,000	920,000
Total liabilities	981,884	970,516

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share,
20,000,000 shares authorized, 13,900,000 shares issued
and outstanding in 2007 and 2006	337,790	337,781
Common stock and paid in capital, par value $1.00 per share,
200,000,000 shares authorized, 101,070,652 and 100,746,226
shares issued and outstanding in 2007 and 2006, respectively	1,543,269	1,540,365
Distributions in excess of net income	(318,051)	(302,154)
Total stockholders’ equity	1,563,008	1,575,992
Total liabilities and stockholders’ equity	$2,544,892	$2,546,508

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the three and six months ended June 30, 2007 and 2006
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended 6/30/07	Three Months Ended 6/30/06	Six Months Ended 6/30/07	Six Months Ended 6/30/06

REVENUE
Rental	$70,480	$55,704	$139,629	$110,735
Other	213	765	2,365	851
	70,693	56,469	141,994	111,586

EXPENSES
Depreciation and amortization	18,518	14,782	36,643	28,285
Interest	13,029	11,930	25,449	25,127
General and administrative	5,838	4,354	10,929	8,600
Property	964	685	1,849	1,545
Income taxes	353	231	598	462
	38,702	31,982	75,468	64,019
Income from continuing operations	31,991	24,487	66,526	47,567
Income from discontinued operations:
Real estate acquired for resale by Crest	4,282	537	6,030	1,416
Real estate held for investment	663	1,616	704	2,545
	4,945	2,153	6,734	3,961
Net income	36,936	26,640	73,260	51,528
Preferred stock cash dividends	(6,063)	(2,351)	(12,127)	(4,702)
Net income available to common stockholders	$30,873	$24,289	$61,133	$46,826

Amounts available to common stockholders per common share:
Income from continuing operations, basic and diluted	$0.26	$0.25	$0.54	$0.50
Net income:
Basic	$0.31	$0.28	$0.61	$0.55
Diluted	$0.31	$0.27	$0.61	$0.54
Weighted average common shares outstanding:
Basic	100,133,094	88,305,175	100,111,734	85,791,994
Diluted	100,246,112	88,466,024	100,304,617	85,988,206

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2007 and 2006
(dollars in thousands)(unaudited)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73,260	$51,528
Adjustments to net income:
Depreciation and amortization	36,643	28,285
Income from discontinued operations:
Real estate acquired for resale	(6,030)	(1,416)
Real estate held for investment	(704)	(2,545)
Gain on sales of land	(1,806)	--
Gain on reinstatement of property carrying value	--	(716)
Amortization of share-based compensation	2,196	1,643
Cash provided by (used in) discontinued operations:
Real estate acquired for resale	(536)	(10)
Real estate held for investment	128	448
Investment in real estate acquired for resale	--	(8,737)
Proceeds from sales of real estate acquired for resale	65,778	10,195
Collection of mortgage note receivable by Crest	8	1,333
Change in assets and liabilities:
Accounts receivable and other assets	990	4,528
Accounts payable, accrued expenses and other liabilities	2,330	222
Net cash provided by operating activities	172,257	84,758
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties:
Continuing operations	3,842	--
Discontinued operations	1,493	5,423
Acquisition of and improvements to investment properties	(97,672)	(146,392)
Restricted escrow funds acquired in connection with
acquisitions of investment properties	(2,648)	--
Intangibles acquired in connection with acquisitions of
investment properties	(319)	--
Net cash used in investing activities	(95,304)	(140,969)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	135,400	166,000
Payments under lines of credit	(125,400)	(220,400)
Proceeds from stock offerings, net of offering costs of $6,278 in 2006	--	120,550
Cash distributions to common stockholders	(76,863)	(60,496)
Cash dividends to preferred stockholders	(12,457)	(4,702)
Proceeds from other stock issuances	708	301
Net cash provided by (used in) financing activities	(78,612)	1,253
Net decrease in cash and cash equivalents	(1,659)	(54,958)
Cash and cash equivalents, beginning of period	10,573	65,704
Cash and cash equivalents, end of period	$8,914	$10,746

For supplemental disclosures, see note 11.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

At June 30, 2007, we owned 1,998 properties, located in 48 states, containing over 17.2 million leasable square feet, along with 29 properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”).  Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

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

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible.  We consider tenant specific issues such as financial stability and ability to pay rent when determining collectibility of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts at June 30, 2007 was $617,000 and at December 31, 2006 was $705,000.

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

E.  We collect and remit sales taxes assessed by different governmental authorities that are both imposed on and concurrent with a revenue-producing transaction between us and our tenants. We report the collection of these taxes on a net basis (excluded from revenues). The amounts of these taxes are not significant to our financial position or results of operations.

F. Other assets consist of the following at:	June 30,	December 31,
(dollars in thousands)	2007	2006
Value of in-place and above-market leases	$10,945	$10,430
Deferred bond financing costs	10,167	10,868
Prepaid expenses	3,033	3,271
Settlements on treasury lock agreements	1,194	1,629
Unamortized credit line fees	694	954
Corporate assets, net of accumulated depreciation and amortization	916	463
Other items	5,307	80
	$32,256	$27,695

3.	Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators.

A.  During the first six months of 2007, Realty Income invested $98.3 million in 46 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.6%.  These 46 properties are located in 12 states, will contain over 554,000 leasable square feet, and are 100% leased with an average lease term of 19.1 years.  The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.

Of the $98.3 million invested in the first six months of 2007, $7.1 million was used to acquire one property with an existing lease already in-place with a retail tenant.  In accordance with FASB Statement No. 141, Business Combinations, Realty Income recorded $1.0 million as the intangible value of the in-place lease and $689,000 as the intangible value of the below-market rents.  These amounts are recorded in “other assets” and “other liabilities,” respectively, on our consolidated balance sheet at June 30, 2007 and are amortized over the life of the lease.

In comparison, during the first six months of 2006, Realty Income and Crest invested $154.9 million, in aggregate, in 51 new retail properties and properties under development.  These 51 properties are located in 14 states, contain over 1.2 million leasable square feet, and are 100% leased with an average lease term of 18.0 years.  Of the $154.9 million invested in the first six months of 2006, Realty Income invested $146.2 million in 48 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.8%.  These 48 properties are located in 14 states, contain over 1.1 million leasable square feet, and are 100% leased with an average lease term of 18.0 years.  During the first six months of 2006, Crest invested $8.7 million in three new retail properties.

B.  Crest’s property inventory at June 30, 2007 consisted of 29 properties with a total investment of $74.5 million and at December 31, 2006 consisted of 60 properties with a total investment of $137.5 million.  These amounts are included on our consolidated balance sheets in “real estate held for sale, net.”

4.	Credit Facility

We have a $300 million acquisition credit facility that expires in October 2008, unless extended as provided for in the credit facility agreement.  In April 2007, Moody’s Investors Service upgraded our credit ratings.  Effective May 1, 2007, our current investment grade credit ratings provided for financing under the credit facility at LIBOR (London Interbank Offered Rate) plus 60 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 75 basis points over LIBOR.  Prior to the credit rating upgrade by Moody’s Investors Service, financing under the credit facility was five basis points higher.

The average borrowing rate on our credit facility during the first six months of 2007 was 6.0%, compared to 5.3% in the first six months of 2006. The increase in the average borrowing rate is due to an increase in LIBOR during the past year. Our current credit facility is subject to various leverage and interest coverage ratio limitations. We are and have been in compliance with these covenants.

Our credit facility is unsecured and accordingly, we have not pledged any assets as collateral for this obligation.

5.	Notes Payable

Our senior unsecured note obligations consist of the following as of June 30, 2007 and December 31, 2006, sorted by maturity date (dollars in millions):

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
$920.0

6.	Gain on Sales of Real Estate Acquired for Resale by Crest

During the second quarter of 2007, Crest sold 26 properties for $56.2 million, which resulted in a gain of $5.3 million.  As part of one sale during the second quarter of 2007, Crest provided the buyer financing in the form of a $619,000 mortgage promissory note.  In comparison, during the second quarter of 2006, Crest sold one property for $3.8 million, which resulted in a gain of $520,000.  Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

During the first six months of 2007, Crest sold 31 properties for $69.5 million, which resulted in a gain of $6.6 million.  As part of two sales during the first six months of 2007, Crest provided the buyers financing for a total of $3.8 million in mortgage promissory notes. In comparison, during the first six months of 2006, Crest sold five properties for $10.2 million, which resulted in a gain of $1.4 million.

7.	Gain on Sales of Investment Properties and Land by Realty Income

During the second quarter of 2007, we sold two investment properties for a total of $1.0 million, which resulted in a gain of $585,000.  In comparison, during the second quarter of 2006, we sold five investment properties for a total of $4.6 million, which resulted in a gain of $1.4 million. As part of one sale during the second quarter of 2006, we provided the buyer financing in the form of a $1.3 million promissory note, which was paid in full in September 2006.  These gains are included in discontinued operations.

During the first six months of 2007, we sold three investment properties for a total of $1.5 million, which resulted in a gain of $585,000.  This gain is included in discontinued operations.  In addition, we sold excess land from three properties for a total of $3.8 million, which resulted in a gain of $1.8 million.  The gain from the land sales is reported in “other revenue” on our consolidated statements of income because this excess land was associated with properties that continue to be owned as part of our core operations.  In comparison, during the first six months of 2006, we sold ten investment properties for a total of $6.7 million, which resulted in a gain of $2.2 million. This gain is included in discontinued operations.

8.	Discontinued Operations

In accordance with Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), Realty Income’s operations from one investment property classified as held for sale at June 30, 2007, plus properties sold in 2007 and 2006, are reported as discontinued operations.  Their respective results of operations have been reclassified to “income from discontinued operations, real estate held for investment” on our consolidated statements of income.  We do not depreciate properties that are classified as held for sale.

Crest acquires properties with the intention of reselling them rather than holding them for investment and operating the properties.  Consequently, we classify properties acquired by Crest as held for sale at the date of acquisition and do not depreciate them.  In accordance with SFAS 144, the operations of Crest’s properties are classified as “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

No debt was assumed by buyers of our investment properties or repaid as a result of our investment property sales and we do not allocate interest expense to discontinued operations related to real estate held for investment.

We allocate interest expense related to borrowings specifically attributable to Crest’s properties.  The interest expense amounts allocated to the Crest properties are included in “income from discontinued operations, real estate acquired for resale by Crest.”

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” (dollars in thousands):

Crest’s income from discontinued operations, real estate acquired for resale	Three months ended 6/30/07	Three months ended 6/30/06	Six months ended 6/30/07	Six months ended 6/30/06
Gain on sales of real estate acquired for resale	$5,326	$520	$6,566	$1,426
Rental revenue	2,365	990	5,249	2,094
Interest expense	(1,758)	(737)	(3,877)	(1,463)
General and administrative expense	(179)	(75)	(282)	(154)
Property expenses	(9)	4	(14)	(33)
Income taxes	(1,463)	(165)	(1,612)	(454)
Income from discontinued operations, real estate acquired for resale by Crest	$4,282	$537	$6,030	$1,416

The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” (dollars in thousands):

Realty Income’s income from discontinued operations, real estate held for investment	Three months ended 6/30/07	Three months ended 6/30/06	Six months ended 6/30/07	Six months ended 6/30/06
Gain on sales of investment properties	$585	$1,441	$585	$2,193
Rental revenue	79	213	119	491
Depreciation and amortization	--	(39)	(9)	(96)
Property expenses	(1)	1	9	(43)
Income from discontinued operations, real estate held for investment	$663	$1,616	$704	$2,545

The following is a summary of our total discontinued operations (dollars in thousands, except per share data):

	Three months ended 6/30/07	Three months ended 6/30/06	Six months ended 6/30/07	Six months ended 6/30/06
Real estate acquired for resale by Crest	$4,282	$537	$6,030	$1,416
Real estate held for investment	663	1,616	704	2,545
Income from discontinued operations	$4,945	$2,153	$6,734	$3,961
Per common share, basic and diluted	$0.05	$0.02	$0.07	$0.05

The per share amounts for “income from discontinued operations” above and the “income from continuing operations” and “net income” reported on the consolidated statement of income have each been calculated independently.

9.   Distributions Paid and Payable

A.  Common Stock. We pay monthly distributions to our common stockholders.  The following is a summary of the monthly distributions paid per common share for the first six months of 2007 and 2006:

Month	2007	2006
January	$0.126500	$0.116250
February	0.126500	0.116250
March	0.126500	0.116250
April	0.127125	0.116875
May	0.127125	0.116875
June	0.127125	0.116875
Total	$0.760875	$0.699375

At June 30, 2007, a distribution of $0.12775 per common share was payable and was paid on July 16, 2007.

B.  Preferred Stock.  In December 2006, we issued 8.8 million shares of 6 3/4% Monthly Income Class E cumulative redeemable preferred stock.  Beginning December 7, 2011, the Class E preferred shares are redeemable, at our option, for $25 per share.  During the first six months of 2007, we paid six monthly dividends to holders of our Class E preferred stock totaling $0.88125 per share, or $7.8 million, and at June 30, 2007 a monthly dividend of $0.140625 per share was payable and was paid on July 16, 2007.  In January 2007, we paid the first Class E preferred dividend of $0.178125, which was for a period of 38 days.

In May 2004, we issued 4.0 million shares of 7 3/8% Monthly Income Class D cumulative redeemable preferred stock.  In October 2004, we issued an additional 1.1 million shares of Class D preferred stock.  Beginning May 27, 2009, the Class D preferred shares are redeemable, at our option, for $25 per share.  During the first six months of 2007 and 2006, we paid six monthly dividends to holders of our Class D preferred stock totaling $0.9218754 per share, or $4.7 million, and at June 30, 2007 a monthly dividend of $0.1536459 per share was payable and was paid on July 16, 2007.

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

The following is a reconciliation of the denominator of basic net income per common share computation to the denominator of diluted net income per common share computation:
	Three months ended 6/30/07	Three months ended 6/30/06	Six months ended 6/30/07	Six months ended 6/30/06
Weighted average shares used for the basic net income per share computation	100,133,094	88,305,175	100,111,734	85,791,994
Incremental shares from share-based compensation	113,018	160,849	192,883	196,212
Adjusted weighted average shares used for diluted net income per share computation	100,246,112	88,466,024	100,304,617	85,988,206

No stock options were anti-dilutive for the six months ended June 30, 2007 and 2006. We had 267,231 nonvested shares from share-based compensation that were anti-dilutive for the quarter ended June 30, 2007 and 251,800 shares for the quarter ended June 30, 2006.  We had 600 nonvested shares from share-based compensation that were anti-dilutive for the six months ended June 30, 2007 and 251,800 shares for the six months ended June 30, 2006.

11.	Supplemental Disclosures of Cash Flow Information

Interest paid during the first six months of 2007 was $28.4 million and for the first six months of 2006 was $26.1 million.

Interest capitalized to properties under development in the first six months of 2007 was $471,000 and in the first six months of 2006 was $1.1 million.

Income taxes paid by Realty Income and Crest in the first six months of 2007 totaled $2.7 million and in the first six months of 2006 totaled $569,000.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  Share-based compensation for the first six months of 2007 was $2.2 million and for the first six months of 2006 was $1.6 million.

B.  In 2007, Crest sold two properties for $5.5 million and received mortgage promissory notes totaling $3.8 million from the buyers, which are included in “other assets” on our June 30, 2007 consolidated balance sheet.

C.  On one property sale during the second quarter of 2006, we provided the buyer financing in the form of a $1.3 million promissory note, which was paid in full in September 2006.

D.  In 2004, we recorded a loss of $716,000 on one property to reduce its carrying value to zero.  This impairment was the result of a dispute with the original owner and tenant in their bankruptcy proceeding.

Our title insurance company failed to timely record the deed on this property upon our original acquisition, which resulted in a claim by the bankruptcy trustee that Realty Income did not have legal title to the property.  In the second quarter of 2006, this issue was resolved and we obtained title to the property.  At that time we reinstated the original carrying value (adjusted for depreciation) on our balance sheet and recorded other revenue of $716,000.  We also reversed accrued liabilities and property expenses of $133,000 associated with this property.  As part of the settlement, these costs became the responsibility of the title insurance company.

E.  Distributions payable on our balance sheets is comprised of the following declared distributions (dollars in thousands):

	6/30/07	12/31/06
Common stock distributions	$12,912	$12,745
Preferred stock dividends	2,021	2,351

F.  In connection with the acquisition of seven properties during the first six months of 2007, we acquired restricted escrow funds totaling $2.6 million.  During the first six months of 2007, $1.1 million of these funds were invested in improvements to these properties and at June 30, 2007, $1.5 million is being held in a temporary escrow and is anticipated to be used to pay for improvements to these properties.  We have only limited rights regarding the use of these funds and have recorded the funds as a restricted asset, which is included as part of "other assets" on our consolidated balance sheet at June 30, 2007.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of June 30, 2007 (dollars in thousands):

Revenue	Three months ended 6/30/07	Three months ended 6/30/06	Six months ended 6/30/07	Six months ended 6/30/06
Segment rental revenue(1):
Automotive service	$3,709	$3,740	$7,409	$7,474
Automotive tire services	5,283	3,424	10,565	6,848
Child care	6,119	6,169	12,224	12,320
Convenience stores	9,854	9,570	19,486	19,100
Drug stores	1,941	1,628	3,882	3,257
Health and fitness	3,871	2,402	6,886	4,804
Home furnishings	1,995	1,886	3,902	3,743
Home improvement	1,750	1,741	3,515	3,418
Motor vehicle dealerships	2,440	2,012	4,885	3,758
Restaurants	13,525	5,272	26,919	10,348
Sporting goods	1,865	1,687	3,704	3,374
Theaters	6,514	5,462	13,028	10,923
17 non-reportable segments	11,614	10,711	23,224	21,368
Total rental	70,480	55,704	139,629	110,735
Other revenue	213	765	2,365	851
Total revenue	$70,693	$56,469	$141,994	$111,586

(1) Crest’s revenue appears in “income from discontinued operations, real estate acquired for resale by Crest” and is not included in this table, which covers revenue but does not include revenue classified as part of income from discontinued operations.

	June 30,	December 31,
Assets, as of:	2007	2006
Segment net real estate:
Automotive service	$102,655	$104,089
Automotive tire services	208,846	211,760
Child care	93,658	96,263
Convenience stores	355,138	334,839
Drug stores	77,114	78,347
Health and fitness	151,206	102,718
Home furnishings	55,083	56,023
Home improvement	70,431	71,474
Motor vehicle dealerships	101,687	104,122
Restaurants	535,142	540,093
Sporting goods	57,977	56,291
Theaters	269,121	272,135
Crest	74,529	137,506
17 other non-reportable segments	327,910	319,421
Total segment net real estate	2,480,497	2,485,081
Other intangible assets – Drug stores	7,309	7,629
Other intangible assets – Grocery stores	987	--
Other intangible assets – Theaters	2,725	2,801
Other corporate assets	53,374	50,997
Total assets	$2,544,892	$2,546,508

13.	Common Stock Incentive Plan

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

The amount of share-based compensation costs charged against income during the second quarter of 2007 were $1.4 million, during the second quarter of 2006 were $1.0 million, during the first six months of 2007 were $2.2 million and during the first six months of 2006 were $1.6 million.

The following table summarizes our common stock grant activity under our Stock Plan.  Our common stock grants vest over periods ranging from immediately to 10 years.

	For the six months ended June 30, 2007		For the year ended December 31, 2006
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)
Outstanding nonvested
shares, beginning of year	868,726	$17.96	788,722	$17.83
Shares granted	271,231	27.64	210,332	21.72
Shares vested	(147,752)	20.90	(125,879)	20.39
Shares forfeited	(726)	23.75	(4,449)	21.35
Outstanding nonvested shares, end of each period	991,479	$21.06	868,726	$17.96

(1) Grant date fair value.

During the first six months of 2007, we issued 271,231 shares of common stock under our Stock Plan. These shares vest over the following service periods: 20,000 vested upon issuance, 4,000 vest over a service period of one year, 8,000 vest over a service period of three years, 19,000 vest over a service period of five years and 220,231 vest over a service period of 10 years.

Our Stock Plan was amended on May 15, 2007. For grants made on or after May 15, 2007 the vesting schedule for shares granted to non-employee directors was amended to the following schedule:

•	Shares vest in 33 1/3% increments on each of the first three anniversaries of the date the shares of stock are granted to directors with less than five years of service at the date of grant;
•	Shares vest in 50% increments on each of the first two anniversaries of the date the shares of stock are granted to directors with six years of service at the date of grant;
•	Shares are 100% vested on the first anniversary of the date the shares of stock are granted to directors with seven years of service at the date of grant; and
•	There is immediate vesting as of the date the shares of stock are granted to directors with eight or more years of service at the date of grant.

On May 15, 2007, our Board of Directors also approved a new vesting schedule for shares granted to employees on or after May 15, 2007, which is as follows:

•	For employees age 49 and below at the grant date, shares vest in 10% increments on each of the first ten anniversaries of the grant date;
•	For employees age 50 through 55 at the grant date, shares vest in 20% increments on each of the first five anniversaries of the grant date;
•	For employees age 56 at the grant date, shares vest in 25% increments on each of the first four anniversaries of the grant date;
•	For employees age 57 at the grant date, shares vest in 33 1/3% increments on each of the first three anniversaries of the grant date;
•	For employees age 58 at the grant date, shares vest in 50% increments on each of the first two anniversaries of the grant date;
•	For employees age 59 at the grant date, shares are 100% vested on the first anniversary of the grant date; and
•	For employees age 60 and above at the grant date, shares vest immediately on the grant date.

As of June 30, 2007, the remaining unamortized share-based compensation expense totaled $20.9 million, which is being amortized on a straight-line basis over the service period of each applicable award.

The effect of pre-vesting forfeitures on our recorded expense has historically been negligible.  Any future pre-vesting forfeitures are also expected to be negligible and we will record the benefit related to such forfeitures as they occur.  Under the terms of our Stock Plan, we pay non-refundable dividends to the holders of our nonvested shares.  Under Statement No. 123R, the dividends paid to holders of these nonvested shares should be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest.  Given the negligible historical and prospective forfeiture rate determined by us, we did not record any amount to compensation expense related to dividends paid in 2007 or 2006, nor do we expect to record any amounts in future periods.

No stock options were granted after January 1, 2002.  Prior to that time, stock options were granted with an exercise price equal to the underlying stock’s fair market value at the date of grant.  Stock options expire ten years from the date they were granted and vested over service periods of one, three, four or five years.  As of June 30, 2007, there are 52,447 vested stock options outstanding and exercisable with a weighted average exercise price of $12.96.  There were 53,921 stock options exercised in the first six months of 2007, with a weighted average exercise price of $13.16.

14.	Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At June 30, 2007, we have committed to pay estimated unfunded development costs of $37.7 million on properties under development.  In addition, we also have contingent payments for tenant improvements and leasing costs of $397,000 as well as a $3 million commitment to fund the construction costs of one building, which is not currently under construction, and for which funding is dependent upon the tenant’s commitment to construct the building prior to September 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations (MD&A)

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

THE COMPANY

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT.  Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO per share.  The monthly distributions are supported by the cash flow from our portfolio of retail properties leased to regional and national retail chains.  We have in-house acquisition, leasing, legal, retail research, real estate research, portfolio management and capital markets expertise. Over the past 38 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term lease agreements (primarily 15 to 20 years).

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. Our portfolio management focus includes:

•	Contractual rent increases on existing leases;
•	Rent increases at the termination of existing leases when market conditions permit; and
•	The active management of our property portfolio, including re-leasing vacant properties and selectively selling properties.

In acquiring additional properties, we adhere to a focused strategy of primarily acquiring properties that are:

•	Freestanding, single-tenant, retail locations;
•	Leased to regional and national retail chains; and
•	Leased under long-term, net-lease agreements.

At June 30, 2007, we owned a diversified portfolio:

•	Of 1,998 retail properties;
•	With an occupancy rate of 98.6%, or 1,971 properties occupied of the 1,998 properties in the portfolio;
•	Leased to 108 different retail chains doing business in 29 separate retail industries;
•	Located in 48 states;
•	With over 17.2 million square feet of leasable space; and
•	With an average leasable retail space per property of approximately 8,600 square feet.

Of the 1,998 properties in the portfolio, 1,990, or 99.6%, are single-tenant, retail properties and the remaining eight are multi-tenant, distribution and office properties. At June 30, 2007, 1,964, or 98.7%, of the 1,990 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 12.6 years.

In addition, at June 30, 2007, our wholly-owned taxable REIT subsidiary, Crest, had invested $74.5 million in 29 properties, which are classified as held for sale.  Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

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

Acquisition Strategy
We seek to invest in industries in which several, well-organized, regional and national retail chains are capturing market share through service, quality control, economies of scale, advertising and the selection of prime retail locations. We execute our acquisition strategy by acting as a source of capital to regional and national retail chain store owners and operators, doing business in a variety of industries, by acquiring and leasing back retail store locations. We undertake thorough research and analysis to identify appropriate industries, tenants and property locations for investment. Our research expertise is instrumental to uncovering net-lease opportunities in markets where our real estate financing program adds value. In selecting real estate for potential investment, we generally seek to acquire properties that have the following characteristics:

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

RECENT DEVELOPMENTS

Acquisitions During the Second Quarter of 2007
During the second quarter of 2007, Realty Income invested $37.5 million in 35 new retail properties and properties under development with a weighted average contractual lease rate of 8.8%. These 35 properties are located in four states, will contain over 208,000 leasable square feet, and are 100% leased with an average lease term of 19.4 years.  The 35 new properties acquired by Realty Income are net-leased to three different retail chains in the following three industries: convenience store, health and fitness, and restaurant.

Acquisitions During the First Six Months of 2007
During the first six months of 2007, Realty Income invested $98.3 million in 46 new retail properties and properties under development with a weighted average contractual lease rate of 8.6%. The 46 new properties are located in 12 states, will contain over 554,000 leasable square feet, and are 100% leased with an average lease term of 19.1 years.  The 46 new properties acquired by Realty Income are net-leased to six different retail chains in the following five industries: convenience store, grocery, health and fitness, restaurant and sporting goods.

At June 30, 2007, Realty Income had invested $25.0 million in four properties that were leased and being developed by the tenant (with development costs funded by Realty Income).  Rent on these properties is scheduled to begin at various times during the next twelve months.  At June 30, 2007, we had outstanding commitments to pay estimated unfunded development costs totaling approximately $37.7 million.

The initial weighted average contractual lease rate is computed as estimated contractual net operating income (in a net-leased property that is equal to the base rent or, in the case of the properties under development, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs.  Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentages listed above.

Credit Ratings Upgrade
In April 2007, Moody’s Investors Service upgraded our senior unsecured debt rating to Baa1 from Baa2 and our preferred stock rating to Baa2 from Baa3, with a stable outlook.

Investments in Existing Properties
In the second quarter of 2007, we capitalized costs of $327,000 on existing properties in our portfolio, consisting of $111,000 for re-leasing costs and $216,000 for building improvements.

In the first six months of 2007, we capitalized costs of $1.0 million on existing properties in our portfolio, consisting of $238,000 for re-leasing costs and $794,000 for building improvements.

Net Income Available to Common Stockholders
Net income available to common stockholders was $30.9 million in the second quarter of 2007 versus $24.3 million in the same quarter of 2006, an increase of $6.6 million. On a diluted per common share basis, net income was $0.31 per share in the second quarter of 2007 compared to $0.27 in the second quarter of 2006.

Net income available to common stockholders was $61.1 million in the first six months of 2007 versus $46.8 million in the same period of 2006, an increase of $14.3 million. On a diluted per common share basis, net income was $0.61 per share in the first six months of 2007 compared to $0.54 in the first six months of 2006.

The calculation to determine net income available to common stockholders includes the gain from the sales of properties. The amount of gains varies from period to period and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during the second quarter of 2007 was $585,000, as compared to $1.4 million for the second quarter of 2006.  The gain recognized from the sales of investment properties during the first six months of 2007 was $2.4 million, as compared to $2.2 million for the first six months of 2006.

Funds from Operations (FFO)
In the second quarter of 2007, our FFO increased by $11.2 million, or 29.8%, to $48.8 million versus $37.6 million in the second quarter of 2006.  On a diluted per common share basis, FFO was $0.49 in the second quarter of 2007 compared to $0.43 for the second quarter of 2006, an increase of $0.06, or 14.0%.

In the first six months of 2007, our FFO increased by $22.4 million, or 30.7%, to $95.3 million versus $72.9 million in the first six months of 2006.  On a diluted per common share basis, FFO was $0.95 in the first six months of 2007 compared to $0.85 for the first six months of 2006, an increase of $0.10, or 11.8%.

See our discussion of FFO later in this MD&A for a reconciliation of net income available to common stockholders to FFO.

Crest Property Sales
During the second quarter of 2007, Crest sold 26 properties from its inventory for an aggregate of $56.2 million, which resulted in a gain of $5.3 million.  During the first six months of 2007, Crest sold 31 properties from its inventory for an aggregate of $69.5 million, which resulted in a gain of $6.6 million.  Crest’s gains are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Crest’s Property Inventory
Crest’s property inventory at June 30, 2007 totaled $74.5 million and at December 31, 2006 totaled $137.5 million, and is included in “real estate held for sale, net” on our consolidated balance sheets.

Increases in Monthly Distributions to Common Stockholders
We continue our 38-year policy of paying distributions monthly.  Monthly distributions per share were increased in April 2007 by $0.000625 to $0.127125 and in July 2007 by $0.000625 to $0.12775.  The increase in July 2007 was our 39th consecutive quarterly increase and the 44th increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In the first six months of 2007, we paid three monthly cash distributions per share in the amount of $0.1265 and three in the amount of $0.127125, totaling $0.760875. In June 2007 and July 2007, we declared distributions of $0.12775 per share, which were paid on July 16, 2007 and will be paid on August 15, 2007, respectively.

The monthly distribution of $0.12775 per share represents a current annualized distribution of $1.533 per share, and an annualized distribution yield of approximately 6.5% based on the last reported sale price of our common stock on the NYSE of $23.59 on July 30, 2007. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our retail properties. We intend to retain an appropriate amount of cash as working capital. At June 30, 2007, we had cash and cash equivalents totaling $8.9 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future.  We intend, however, to use additional sources of capital to fund property acquisitions and to repay our credit facility.

$300 Million Acquisition Credit Facility
We have a $300 million revolving, unsecured credit facility that expires in October 2008. In April 2007, Moody’s Investors Service upgraded our credit ratings.  Effective May 1, 2007, our current investment grade credit ratings provided for financing under the credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 60 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 75 basis points over LIBOR.  Prior to the credit rating upgrade by Moody’s Investors Service, financing under the credit facility was five basis points higher.  At July 30, 2007, we had a borrowing capacity of $300.0 million available on our credit facility and no outstanding balance.

We expect to use the credit facility to acquire additional retail properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk.  We have the right to request an increase in the borrowing capacity of the credit facility by up to $100 million, to a total borrowing capacity of $400 million.  Any increase in the borrowing capacity is subject to approval by the lending banks on our credit facility.

Mortgage Debt
We have no mortgage debt on any of our properties.

Universal Shelf Registration
In April 2006, we filed a shelf registration statement with the SEC, which will be effective for a term of three years. In accordance with SEC rules, the amount of the securities to be issued pursuant to this shelf registration statement was not specified when it was filed.  The securities covered by this registration statement include common stock, preferred stock, debt securities, or any combination of such securities.  We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.  There is no specific limit to the dollar amount of new securities that can be issued under this new shelf registration before it expires in April 2009, and our common stock, preferred stock and notes issued after April 2006 were all issued pursuant to this universal shelf registration statement.

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At July 30, 2007, our total outstanding credit facility borrowings and outstanding notes were $920.0 million or approximately 25.2% of our total market capitalization of $3.65 billion. We define our total market capitalization at July 30, 2007 as the sum of:

•	Shares of our common stock outstanding of 101,071,994 multiplied by the last reported sales price of our common stock on the NYSE of $23.59 per share, or $2.38 billion;
•	Aggregate liquidation value of the Class D preferred stock of $127.5 million;
•	Aggregate liquidation value of the Class E preferred stock of $220 million; and
•	Outstanding notes of $920 million.

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

Notes Outstanding
Our senior unsecured note obligations consist of the following as of June 30, 2007, sorted by maturity date (dollars in millions):

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
$920.0

Interest on all of our senior note obligations is paid semiannually, with the exception of the interest on the 8 1/4% senior notes issued in October 1998, which is paid monthly.  All of these notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. We have been in compliance with these covenants since each of the notes were issued.

The following is a summary of the key financial covenants of our senior unsecured notes, as defined and calculated per the terms of our notes.  These calculations, which are not based on GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance.  The actual amounts as of June 30, 2007 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60%	31.6%
Limitation on incurrence of secured debt	≤ 40%	0.0%
Debt service coverage	≥ 1.5 x	4.5	x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	316%

All of our outstanding notes and bonds have fixed interest rates.  Our credit facility interest rate is variable.

The following table summarizes the maturity of each of our obligations as of June 30, 2007 (dollars in millions):

Table of Obligations
Year of Maturity	Credit Facility (1)	Notes	Interest (2)	Other (3)	Totals
2007	$--	$--	$27.9	$38.1	$66.0
2008	10.0	100.0	54.6	--	164.6
2009	--	20.0	45.3	--	65.3
2010	--	--	45.3	--	45.3
2011	--	--	45.3	--	45.3
Thereafter	--	800.0	305.5	--	1,105.5
Totals	$10.0	$920.0	$523.9	$38.1	$1,492.0

(1) There was no outstanding credit facility balance on July 30, 2007.
(2) Interest on credit facility and notes has been calculated based on outstanding balances as of June 30, 2007 through their respective maturity dates.
(3) “Other” consists of $37.7 million of estimated unfunded costs on properties under development and $397,000 of contingent payments for tenant improvements and leasing costs.

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

No Off-Balance Sheet Arrangements or Unconsolidated Investments
We have no unconsolidated or off-balance sheet investments in “variable interest entities” or off-balance sheet financing, nor do we engage in trading activities involving energy or commodity contracts or other derivative instruments.

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

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains). In 2006, our cash distributions totaled $139.1 million, or approximately 114.2% of our estimated REIT taxable income of $121.8 million. Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization.

We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Our cash distributions for the first six months of 2007 totaled $76.9 million, representing 80.7% of our funds from operations available to common stockholders of $95.3 million.  In comparison, our 2006 cash distributions to common stockholders totaled $129.7 million, representing 83.2% of our funds from operations available to common stockholders of $155.8 million.

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

Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend or that such amounts constitute "qualified dividend income" subject to a reduced rate of tax. The maximum tax rate of non-corporate taxpayers for “qualified dividend income” has generally been reduced to 15% (for taxable years beginning after December 31, 2002). In general, dividends payable by REITs are not eligible for the reduced tax rate on corporate dividends, except to the extent the REIT’s dividends are attributable to dividends received from taxable corporations (such as our taxable REIT subsidiary, Crest), to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year) or, as discussed above, dividends properly designated by us as “capital gain dividends.” Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction in the stockholders’ basis in the stock. Distributions above that basis, generally, will be taxable as a capital gain. Approximately 9.9% of the distributions to our common stockholders, made or deemed to have been made in 2006, were classified as a return of capital for federal income tax purposes. We are unable to predict the portion of future distributions that may be classified as a return of capital.

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

The following is a comparison of our results of operations for the three and six months ended June 30, 2007 to the three and six months ended June 30, 2006.

Rental Revenue
Rental revenue was $70.5 million for the second quarter of 2007 versus $55.7 million for the second quarter of 2006, an increase of $14.8 million, or 26.6%.  The increase in rental revenue in the second quarter of 2007 compared to the second quarter of 2006 is attributable to:

•	The 46 retail properties acquired by Realty Income in 2007, which generated $1.2 million of rent in the second quarter of 2007;
•
The 322 retail properties acquired by Realty Income in 2006, which generated $13.2 million of rent in the second quarter of 2007 compared to $1.8 million in the second quarter of 2006, an increase of $11.4 million;

•	Same store rents generated on 1,560 properties during the entire second quarter of 2007 increased by $860,000, or 1.7%, to $52.7 million from $51.8 million for the same quarter in 2006;
•
An increase of $1.2 million relating to the aggregate of (i) development properties acquired before 2006 that started paying rent in 2006, (ii) properties that were vacant during part of 2007 or 2006 and (iii) lease termination settlements.  These items totaled $3.0 million in aggregate in the second quarter of 2007 compared to $1.8 million in the same quarter of 2006; and

•	An increase in straight-line rent and other non-cash adjustments to rent of $102,000 in the second quarter of 2007 as compared to the second quarter of 2006.

Rental revenue was $139.6 million for the first six months of 2007 versus $110.7 million for the first six months of 2006, an increase of $28.9 million, or 26.1%.  The increase in rental revenue in the first six months of 2007 compared to the first six months of 2006 is attributable to:

•	The 46 retail properties acquired by Realty Income in 2007, which generated $1.5 million in the first six months of 2007;
•
The 322 retail properties acquired by Realty Income in 2006, which generated $26.4 million in the first six months of 2007 compared to $3.1 million in the first six months of 2006, an increase of $23.3 million;

•	Same store rents generated on 1,560 properties during the entire first six months of 2007 increased by $1.7 million, or 1.6%, to $105.2 million from $103.5 million for the same period in 2006;
•
An increase of $2.7 million relating to the aggregate of (i) development properties acquired before 2006 that started paying rent in 2006, (ii) properties that were vacant during part of 2007 or 2006 and (iii) lease termination settlements.  These items totaled $6.0 million in aggregate in the first six months of 2007 compared to $3.3 million in the first six months of 2006; and net of

•	A decrease in straight-line rent and other non-cash adjustments to rent of $309,000 in the first six months of 2007 as compared to the first six months of 2006.

Of the 1,998 properties in the portfolio at June 30, 2007, 1,990, or 99.6%, are single-tenant properties and the remaining eight are multi-tenant properties. Of the 1,990 single-tenant properties, 1,964, or 98.7%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 12.6 years at June 30, 2007. Of our 1,964 leased single-tenant properties, 1,750, or 89.1%, were under leases that provide for increases in rents through:

•	Primarily base rent increases tied to a consumer price index;
•	Fixed increases;
•	To a lesser degree, overage rent based on a percentage of the tenants’ gross sales; or
•	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $167,000 in the second quarter of 2007 and $93,000 in the second quarter of 2006. Percentage rent was $329,000 in the first six months of 2007 and $208,000 in the first six months of 2006. Percentage rent in the second quarter and first six months of 2007 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2007.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At June 30, 2007, our portfolio of 1,998 retail properties was 98.6% leased with 27 properties available for lease, one of which is a multi-tenant property.

As of July 26, 2007, transactions to lease or sell 12 of the 27 properties available for lease at June 30, 2007 were underway or completed. We anticipate these transactions will be completed during the next several months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Depreciation and Amortization
For the second quarter of 2007, depreciation and amortization was $18.5 million as compared to $14.8 million in the second quarter of 2006. For the first six months of 2007, depreciation and amortization was $36.6 million as compared to $28.3 million in the first six months of 2006.  The increase in depreciation and amortization in 2007 was due to the acquisition of properties in 2007 and 2006, which was partially offset by property sales in these years.

Interest Expense
Interest expense was $1.1 million higher in the second quarter of 2007 than in the second quarter of 2006.  Interest expense was $322,000 higher in the first six months of 2007 than in the first six months of 2006. Interest expense increased in 2007 primarily due to higher average outstanding balances, which were partially offset by lower interest rates related to our average outstanding borrowings and Crest’s larger investment in real estate, which contributed to the increase in interest expense included in discontinued operations.  We issued $275 million of 10-year notes in September 2006, which contributed to the increase in average outstanding balances and slightly lower average interest rates on our debt.

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended 6/30/07	Three months ended 6/30/06	Six months ended 6/30/07	Six months ended 6/30/06
Interest on our credit facility and notes	$14,178	$12,534	$28,090	$26,132
Interest included in discontinued operations
from real estate acquired for resale by Crest	(1,758)	(737)	(3,877)	(1,463)
Amortization of settlements on treasury lock agreement	218	189	435	378
Credit facility commitment fees	114	114	228	228
Amortization of credit facility origination costs and
deferred bond financing costs	522	471	1,043	941
Interest capitalized	(245)	(641)	(470)	(1,089)
Interest expense	$13,029	$11,930	$25,449	$25,127

Credit facility and notes outstanding	Three months ended 6/30/07	Three months ended 6/30/06	Six months ended 6/30/07	Six months ended 6/30/06
Average outstanding balances (in thousands)	$946,889	$805,253	$937,979	$849,271
Average interest rates	5.99%	6.24%	5.99%	6.20%

At July 30, 2007, the weighted average interest rate on our notes payable of $920 million was 5.99% and the average interest rate on our credit line was 5.92%.  There was no balance on our credit line at July 30, 2007.

Interest Coverage Ratio
Our interest coverage ratio for the second quarter of 2007 was 4.8 times, and was 4.1 times for the second quarter of 2006. Our interest coverage ratio for the first six months of 2007 was 4.7 times, and was 3.9 times for the first six months of 2006.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities on our consolidated statements of cash flow to our interest coverage amount (dollars in thousands):
	Three months ended 6/30/07	Three months ended 6/30/06	Six months ended 6/30/07	Six months ended 6/30/06
Net cash provided by operating activities	$117,906	$46,227	$172,257	$84,758
Interest expense	13,029	11,930	25,449	25,127
Interest expense included in discontinued operations(1)	1,758	737	3,877	1,463
Income taxes	353	231	598	462
Income taxes included in discontinued operations(1)	1,463	165	1,612	454
Investment in real estate acquired for resale(1)	--	1,381	--	8,737
Proceeds from sales of real estate acquired for resale(1)	(55,557)	(3,819)	(65,778)	(10,195)
Collection of a mortgage note receivable by Crest(1)	(8)	--	(8)	(1,333)
Gain on sales of real estate acquired for resale(1)	5,326	520	6,566	1,426
Amortization of share-based compensation	(1,374)	(1,005)	(2,196)	(1,643)
Changes in assets and liabilities:
Accounts receivable and other assets	(961)	(1,423)	(990)	(4,528)
Accounts payable, accrued expenses and other liabilities	(10,463)	(2,577)	(2,330)	(222)
Interest coverage amount	$71,472	$52,367	$139,057	$104,506
Divided by interest expense (2)	$14,787	$12,667	$29,326	$26,590
Interest coverage ratio	4.8	4.1	4.7	3.9

(1)	Crest activities.
(2)	Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for the second quarter of 2007 was 3.4 times, and was 3.5 times for the second quarter of 2006. For the six months ended June 30, 2007, our fixed charge coverage ratio was 3.4 times, and was 3.3 times for the six months ended June 30, 2006. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	Three months ended 6/30/07	Three months ended 6/30/06	Six months ended 6/30/07	Six months ended 6/30/06
Interest coverage amount	$71,472	$52,367	$139,057	$104,506
Divided by interest expense plus preferred stock dividends(1)	$20,850	$15,018	$41,453	$31,292
Fixed charge coverage ratio	3.4	3.5	3.4	3.3

(1) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

General and Administrative Expenses
General and administrative expenses increased by $1.4 million to $5.8 million in the second quarter of 2007 as compared to $4.4 million in the second quarter of 2006.  In the second quarter of 2007, as a percentage of total revenue, general and administrative expenses increased to 8.3% as compared to 7.7% in the second quarter of 2006.

General and administrative expenses increased by $2.3 million to $10.9 million in the first six months of 2007 as compared to $8.6 million in the first six months of 2006.  As a percentage of total revenue, general and administrative expenses remained at 7.7% for the first six months of 2007 and 2006.  General and administrative expenses increased in 2007 primarily due to increases in employee and director compensation costs.

As our property portfolio has grown and continues to grow, we have increased, and anticipate that we will continue to gradually increase the level of our staffing. We expect general and administrative expenses to continue to increase due to costs attributable to compensation costs.

In July 2007, we had 75 permanent employees as compared to July 2006 when we had 71 permanent employees.

Property Expenses
Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At June 30, 2007, 27 properties were available for lease as compared to 26 at December 31, 2006 and 22 at June 30, 2006.

Property expenses were $964,000 in the second quarter of 2007 and $685,000 in the second quarter of 2006.  Property expenses were $1.8 million in the first six months of 2007 and $1.5 million in the first six months of 2006.  The increase in property expenses in 2007 is primarily attributable to an increase in costs associated with bad debt expense and legal fees.

Income Taxes
Income taxes were $353,000 in the second quarter of 2007 as compared to $231,000 in the second quarter of 2006.  Income taxes were $598,000 for the first six months of 2007 as compared to $462,000 for the first six months of 2006. These amounts are for city and state income taxes paid by Realty Income.  The increase in 2007 is due primarily to an increase in rental revenue resulting in higher city and state income tax expense.

In addition, Crest incurred state and federal income taxes of $1.5 million in the second quarter of 2007 as compared to $165,000 in the second quarter of 2006.  Crest incurred state and federal income taxes of $1.6 million in the first six months of 2007 as compared to $454,000 in the first six months of 2006. The increase in Crest’s income taxes is due to higher taxable income, primarily attributable to higher rental revenue and higher gain on sales of real estate acquired for resale.  These amounts are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

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

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” on our consolidated statements of income (dollars in thousands, except per share data):

Crest’s income from discontinued operations, real estate acquired for resale	Three months ended 6/30/07	Three months ended 6/30/06	Six months ended 6/30/07	Six months ended 6/30/06
Gain on sales of real estate acquired for resale	$5,326	$520	$6,566	$1,426
Rental revenue	2,365	990	5,249	2,094
Interest expense	(1,758)	(737)	(3,877)	(1,463)
General and administrative expense	(179)	(75)	(282)	(154)
Property expenses	(9)	4	(14)	(33)
Income taxes	(1,463)	(165)	(1,612)	(454)
Income from discontinued operations, real estate acquired for resale by Crest	$4,282	$537	$6,030	$1,416
Per common share, basic and diluted	$0.04	$0.01	$0.06	$0.02

Realty Income’s operations from one property listed as held for sale at June 30, 2007, plus properties sold in 2007 and 2006 have been classified as discontinued operations.  The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” on our consolidated statements of income (dollars in thousands, except per share data):

Realty Income’s income from discontinued operations, real estate held for investment	Three months ended 6/30/07	Three months ended 6/30/06	Six months ended 6/30/07	Six months ended 6/30/06
Gain on sales of investment properties	$585	$1,441	$585	$2,193
Rental revenue	79	213	119	491
Depreciation and amortization	--	(39)	(9)	(96)
Property expenses	(1)	1	9	(43)
Income from discontinued operations, real estate held for investment	$663	$1,616	$704	$2,545
Per common share, basic and diluted	$0.01	$0.02	$0.01	$0.03

The following is a summary of our total discontinued operations (dollars in thousands, except per share data):

	Three months ended 6/30/07	Three months ended 6/30/06	Six months ended 6/30/07	Six months ended 6/30/06
Real estate acquired for resale by Crest	$4,282	$537	$6,030	$1,416
Real estate held for investment	663	1,616	704	2,545
Income from discontinued operations	$4,945	$2,153	$6,734	$3,961
Per common share, basic and diluted	$0.05	$0.02	$0.07	$0.05

The above per share amounts have each been calculated independently.

Gain on Sales of Real Estate Acquired for Resale by Crest
During the second quarter of 2007, Crest sold 26 properties for $56.2 million, which resulted in a gain of $5.3 million.  As part of one sale during the second quarter of 2007, Crest provided the buyer financing in the form of a $619,000 mortgage promissory note.  In comparison, during the second quarter of 2006, Crest sold one property for $3.8 million, which resulted in a gain of $520,000.  Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

During the first six months of 2007, Crest sold 31 properties for $69.5 million, which resulted in a gain of $6.6 million.  As part of two sales during the first six months of 2007, Crest provided the buyers financing for a total of $3.8 million in mortgage promissory notes.  In comparison, during the first six months of 2006, Crest sold five properties for $10.2 million, which resulted in a gain of $1.4 million.

At June 30, 2007, Crest had $74.5 million invested in 29 properties, which are held for sale. Crest generally carries a real estate inventory in excess of $20 million.  Crest generates an earnings spread on the difference between the lease payments it receives on the properties held in inventory and the cost of capital used to acquire properties.  It is our belief that at this level of inventory, rental revenue will exceed the ongoing operating expenses of Crest without any property sales.

Gain on Sales of Investment Properties and Land by Realty Income
During the second quarter of 2007, we sold two investment properties for $1.0 million, which resulted in a gain of $585,000.  In comparison, during the second quarter of 2006, we sold five investment properties for $4.6 million, which resulted in a gain of $1.4 million.  As part of one sale during the second quarter of 2006, we provided the buyer financing in the form of a $1.3 million promissory note, which was paid in full in September 2006.  These gains are included in discontinued operations.

During the first six months of 2007, we sold three investment properties for $1.5 million, which resulted in a gain of $585,000.  This gain is included in discontinued operations.  In addition, we sold excess land from three properties for $3.8 million, which resulted in a gain of $1.8 million.  The gain from the land sales is reported in “other revenue” on our consolidated statements of income because this excess land was associated with properties that continue to be owned as part of our core operations.  In comparison, during the first six months of 2006, we sold ten investment properties for $6.7 million, which resulted in a gain of $2.2 million.  This gain is included in discontinued operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At June 30, 2007, we classified real estate with a carrying amount of $74.8 million as held for sale on our balance sheet, which includes properties owned by Crest.  Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Preferred Stock Dividends
Preferred stock cash dividends totaled $6.1 million in the second quarter of 2007 as compared to $2.4 million in the second quarter of 2006.  Preferred stock cash dividends totaled $12.1 million in the first six months of 2007 as compared to $4.7 million in the first six months of 2006.

Net Income Available to Common Stockholders
Net income available to common stockholders was $30.9 million in the second quarter of 2007, an increase of $6.6 million as compared to $24.3 million in the second quarter of 2006.  Net income available to common stockholders was $61.1 million in the first six months of 2007, an increase of $14.3 million as compared to $46.8 million in the first six months of 2006.

The calculation to determine net income available to common stockholders includes gains from the sales of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

During the second quarter of 2007, the gain recognized from the sales of investment properties was $585,000 as compared to $1.4 million for the second quarter of 2006.  During the first six months of 2007, the gain recognized from the sales of investment properties was $2.4 million as compared to $2.2 million for the first six months of 2006.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the second quarter of 2007 increased by $11.2 million, or 29.8%, to $48.8 million as compared to $37.6 million in the second quarter of 2006.  FFO for the first six months of 2007 increased by $22.4 million, or 30.7%, to $95.3 million as compared to $72.9 million in the first six months of 2006.  The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO.  Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended 6/30/07	Three months ended 6/30/06	Six months ended 6/30/07	Six months ended 6/30/06
Net income available to common stockholders	$30,873	$24,289	$61,133	$46,826
Depreciation and amortization:
Continuing operations	18,518	14,782	36,643	28,285
Discontinued operations	--	39	9	96
Depreciation of furniture, fixtures and equipment	(46)	(47)	(95)	(92)
Gain on sales of land and investment properties:
Continuing operations	--	--	(1,806)	--
Discontinued operations	(585)	(1,441)	(585)	(2,193)
FFO available to common stockholders	$48,760	$37,622	$95,299	$72,922

FFO per common share, basic and diluted	$0.49	$0.43	$0.95	$0.85
Distributions paid to common stockholders	$38,533	$31,242	$76,863	$60,496
FFO in excess of distributions paid to
common stockholders	$10,227	$6,380	$18,436	$12,426
Weighted average number of common shares
used for computation per share:
Basic	100,133,094	88,305,175	100,111,734	85,791,994
Diluted	100,246,112	88,466,024	100,304,617	85,988,206

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

(dollars in thousands)	Three months ended 6/30/07	Three months ended 6/30/06	Six months ended 6/30/07	Six months ended 6/30/06
Amortization of settlements on treasury lock agreements(1)	$217	$189	$435	$378
Amortization of deferred note financing costs(2)	336	290	673	579
Amortization of share-based compensation	1,374	1,005	2,196	1,643
Capitalized leasing costs and commissions	(111)	(12)	(238)	(134)
Capitalized building improvements	(216)	(57)	(794)	(104)
Straight line rent(3)	(389)	(287)	(533)	(841)
Crest gain on sale, previously reported as impairment	--	--	(271)	--
Gain on reinstatement of property carrying value	--	(716)	--	(716)

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

(3) A negative amount indicates that our straight-line rent was greater than our actual cash rent collected.

PROPERTY PORTFOLIO INFORMATION

At June 30, 2007, we owned a diversified portfolio:

•	Of 1,998 retail properties;
•	With an occupancy rate of 98.6%, or 1,971 properties occupied of the 1,998 properties in the portfolio;
•	Leased to 108 different retail chains doing business in 29 separate retail industries;
•	Located in 48 states;
•	With over 17.2 million square feet of leasable space; and
•	With an average leasable retail space per property of approximately 8,600 square feet.

In addition to our real estate portfolio at June 30, 2007, our subsidiary, Crest, had invested $74.5 million in 29 retail properties located in 10 states. These properties are classified as held for sale.

At June 30, 2007, 1,964, or 98.3%, of our 1,998 retail properties were leased under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases based on increases in the consumer price index, fixed increases or, to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

Industry Diversification
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the Quarter Ended June 30, 2007	For the Years Ended
Industries		Dec 31, 2006	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003	Dec 31, 2002	Dec 31, 2001
Apparel stores	1.3%	1.7%	1.6%	1.8%	2.1%	2.3%	2.4%
Automotive collision services	1.2	1.3	1.3	1.0	0.3	--	--
Automotive parts	2.3	2.8	3.4	3.8	4.5	4.9	5.7
Automotive service	5.3	6.9	7.6	7.7	8.3	7.0	5.7
Automotive tire services	7.5	6.1	7.2	7.8	3.1	2.7	2.6
Book stores	0.2	0.2	0.3	0.3	0.4	0.4	0.4
Business services	*	0.1	0.1	0.1	0.1	0.1	0.1
Child care	8.7	10.3	12.7	14.4	17.8	20.8	23.9
Consumer electronics	1.0	1.1	1.3	2.1	3.0	3.3	4.0
Convenience stores	14.0	16.1	18.7	19.2	13.3	9.1	8.4
Crafts and novelties	0.3	0.4	0.4	0.5	0.6	0.4	0.4
Drug stores	2.8	2.9	2.8	0.1	0.2	0.2	0.2
Entertainment	1.4	1.6	2.1	2.3	2.6	2.3	1.8
Equipment rental services	0.2	0.2	0.4	0.3	0.2	--	--
Financial services	0.1	0.1	0.1	0.1	--	--	--
General merchandise	0.7	0.6	0.5	0.4	0.5	0.5	0.6
Grocery stores	0.7	0.7	0.7	0.8	0.4	0.5	0.6
Health and fitness	5.5	4.3	3.7	4.0	3.8	3.8	3.6
Home furnishings	2.7	3.1	3.7	4.1	4.9	5.4	6.0
Home improvement	2.5	3.4	1.1	1.0	1.1	1.2	1.3
Motor vehicle dealerships	3.5	3.4	2.6	0.6	--	--	--
Office supplies	1.1	1.3	1.5	1.6	1.9	2.1	2.2
Pet supplies and services	0.9	1.1	1.3	1.4	1.7	1.7	1.6
Private education	0.8	0.8	0.8	1.1	1.2	1.3	1.5
Restaurants	19.2	11.9	9.4	9.7	11.8	13.5	12.2
Shoe stores	--	--	0.3	0.3	0.9	0.8	0.7
Sporting goods	2.6	2.9	3.4	3.4	3.8	4.1	0.9
Theaters	9.2	9.6	5.2	3.5	4.1	3.9	4.3
Travel plazas	0.2	0.3	0.3	0.4	0.3	--	--
Video rental	1.8	2.1	2.5	2.8	3.3	3.3	3.7
Other	2.3	2.7	3.0	3.4	3.8	4.4	5.2
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*  Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified to discontinued operations.

Service Category Diversification
The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at June 30, 2007, classified according to the retail business types and the level of services they provide (dollars in thousands):

		Rental Revenue for the	Percentage of
	Number of	Quarter Ended	Rental
Industry	Properties	June 30, 2007(1)	Revenue
Tenants Providing Services
Automotive collision services	13	$ 825	1.2%
Automotive service	219	3,709	5.3
Child care	268	6,119	8.7
Entertainment	8	967	1.4
Equipment rental services	2	150	0.2
Financial services	4	85	0.1
Health and fitness	26	3,871	5.5
Private education	6	576	0.8
Theaters	31	6,514	9.2
Other	11	1,600	2.3
	588	24,416	34.7
Tenants Selling Goods and Services
Automotive parts (with installation)	30	583	0.8
Automotive tire services	149	5,283	7.5
Business services	1	32	*
Convenience stores	425	9,854	14.0
Home improvement	1	57	0.1
Motor vehicle dealerships	22	2,495	3.5
Pet supplies and services	9	607	0.9
Restaurants	472	13,525	19.2
Travel plazas	1	170	0.2
Video rental	34	1,263	1.8
	1,144	33,869	48.0
Tenants Selling Goods
Apparel stores	6	883	1.3
Automotive parts	74	1,063	1.5
Book stores	2	156	0.2
Consumer electronics	17	679	1.0
Crafts and novelties	4	215	0.3
Drug stores	34	1,941	2.8
General merchandise	24	482	0.7
Grocery stores	8	531	0.7
Home furnishings	41	1,932	2.7
Home improvement	31	1,693	2.4
Office supplies	10	788	1.1
Pet supplies	2	37	*
Sporting goods	13	1,810	2.6
	266	12,210	17.3
Totals	1,998	$ 70,495	100.0%

*  Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at June 30, 2007, including revenue from properties reclassified to discontinued operations of $15.

Lease Expirations
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) regarding the timing of the lease term expirations (excluding extension options) on our 1,964 net leased, single-tenant retail properties as of June 30, 2007 (dollars in thousands):

	Total Portfolio			Initial Expirations(3)			Subsequent Expirations(4)
Year	Total Number of Leases Expiring(1)	Rental Revenue for the Quarter Ended 6/30/07(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 6/30/07	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 6/30/07	% of Total Rental Revenue
2007	87	$1,566	2.3%	52	$967	1.4%	35	$599	0.9%
2008	120	2,581	3.7	64	1,520	2.2	56	1,061	1.5
2009	108	2,319	3.4	32	734	1.1	76	1,585	2.3
2010	74	1,564	2.3	34	833	1.2	40	731	1.1
2011	81	2,467	3.6	36	1,422	2.1	45	1,045	1.5
2012	89	2,262	3.3	75	1,968	2.9	14	294	0.4
2013	76	3,435	5.0	67	3,201	4.7	9	234	0.3
2014	48	2,000	2.9	35	1,739	2.5	13	261	0.4
2015	90	1,848	2.7	65	1,284	1.9	25	564	0.8
2016	112	1,902	2.7	111	1,877	2.7	1	25	*
2017	25	1,686	2.5	21	1,615	2.4	4	71	0.1
2018	24	1,018	1.5	24	1,018	1.5	--	--	--
2019	94	4,652	6.8	93	4,456	6.5	1	196	0.3
2020	81	3,087	4.5	78	3,024	4.4	3	63	0.1
2021	148	5,597	8.2	147	5,543	8.1	1	54	0.1
2022	98	2,852	4.2	98	2,852	4.2	--	--	--
2023	234	6,452	9.4	233	6,426	9.4	1	26	*
2024	60	1,882	2.7	60	1,882	2.7	--	--	--
2025	67	6,308	9.2	63	6,243	9.1	4	65	0.1
2026	193	10,969	16.0	191	10,915	15.9	2	54	0.1
2027	27	782	1.1	27	782	1.1	--	--	--
2028	5	148	0.2	5	148	0.2	--	--	--
2029	13	127	0.2	13	127	0.2	--	--	--
2030	2	240	0.3	2	240	0.3	--	--	--
2033	3	357	0.5	3	357	0.5	--	--	--
2034	2	230	0.3	2	230	0.3	--	--	--
2037	2	322	0.5	2	322	0.5	--	--	--
2043	1	13	*	--	--	--	1	13	*
Totals	1,964	$68,666	100.0%	1,633	$61,725	90.0%	331	$6,941	10.0%

*  Less than 0.1%

(1)
Excludes seven multi-tenant properties and 27 vacant unleased properties, one of which is a multi-tenant property.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)
Includes rental revenue of $15 from properties reclassified to discontinued operations and excludes revenue of $1,829 from seven multi-tenant properties and from 27 vacant and unleased properties at June 30, 2007.

(3)	Represents leases to the initial tenant of the property that are expiring for the first time.
(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification
The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of June 30, 2007 (dollars in thousands):

				Rental Revenue
			Approximate	For the Quarter	Percentage of
	Number of	Percent	Leasable	Ended June 30,	Rental
State	Properties	Leased	Square Feet	2007(1)	Revenue
Alabama	61	98%	422,900	$1,885	2.7%
Alaska	2	100	128,500	277	0.4
Arizona	72	97	372,800	2,075	2.9
Arkansas	15	100	94,500	411	0.6
California	61	98	1,103,800	3,924	5.6
Colorado	47	98	419,400	1,776	2.5
Connecticut	16	100	245,600	1,028	1.5
Delaware	15	100	27,700	316	0.4
Florida	152	99	1,421,400	6,203	8.8
Georgia	127	99	910,700	3,919	5.6
Idaho	14	100	91,900	393	0.6
Illinois	64	100	830,800	3,709	5.3
Indiana	78	96	677,100	2,517	3.6
Iowa	19	100	138,700	450	0.6
Kansas	29	90	562,200	1,001	1.4
Kentucky	22	95	111,500	678	1.0
Louisiana	33	100	190,400	946	1.3
Maryland	26	98	251,400	1,394	2.0
Massachusetts	37	100	203,100	1,032	1.5
Michigan	20	100	158,300	680	1.0
Minnesota	21	100	392,100	1,267	1.8
Mississippi	70	97	353,800	1,445	2.0
Missouri	61	98	634,800	2,079	2.9
Montana	2	100	30,000	74	0.1
Nebraska	17	100	190,200	603	0.9
Nevada	15	100	191,000	838	1.2
New Hampshire	10	100	95,400	394	0.6
New Jersey	26	100	235,600	1,642	2.3
New Mexico	7	100	53,300	142	0.2
New York	29	97	427,400	2,147	3.0
North Carolina	60	100	438,100	2,014	2.9
North Dakota	5	100	31,900	54	0.1
Ohio	111	100	751,800	2,864	4.1
Oklahoma	24	100	134,300	597	0.8
Oregon	19	100	294,800	816	1.2
Pennsylvania	85	100	558,700	2,635	3.7
Rhode Island	1	100	3,500	32	*
South Carolina	59	100	250,700	1,533	2.2
South Dakota	8	100	21,000	96	0.1
Tennessee	126	100	607,800	3,020	4.3
Texas	202	97	2,242,100	7,719	10.9
Utah	6	83	35,100	96	0.1
Vermont	1	100	2,500	24	*
Virginia	67	100	485,900	2,589	3.7
Washington	36	100	237,800	706	0.9
West Virginia	2	50	23,200	44	0.1
Wisconsin	17	94	157,400	393	0.6
Wyoming	1	100	4,200	18	*
Totals/Average	1,998	99%	17,247,100	$70,495	100.0%
*  Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at June 30, 2007, including revenue from properties reclassified to discontinued operations of $15.

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

Approximately 98.3%, or 1,964, of the 1,998 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB statement No. 115.  Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Statement No. 159 becomes effective for us at the beginning of 2008, if we elect to adopt it.  We are still evaluating the impact of Statement No. 159 on our financial position or results of operations.

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

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at June 30, 2007. We do not enter into any derivative transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents by year of expected maturity, the principal amounts, average interest rates, fair values as of June 30, 2007.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2007	$--	--	$--	--
2008(1)(2)	100.0	8.25%	10.0	5.92%
2009(3)	20.0	8.00%	--	--
2010	--	--	--	--
2011	--	--	--	--
Thereafter(4)	800.0	5.66%	--	--
Totals	$920.0	5.99%	$10.0	5.92%
Fair Value(5)	$887.7		$10.0

(1)	$100 million matures in November 2008.
(2)	The credit facility expires in October 2008. The credit facility balance as of June 30, 2007 was $10.0 million and as of July 30, 2007 was zero.
(3)	$20 million matures in January 2009.
(4)	$100 million matures in March 2013, $150 million matures in November 2015, $275 million matures in September 2016, $175 million matures in September 2017 and $100 million matures in March 2035.
(5)	We base the fair value of the fixed rate debt at June 30, 2007 on the closing market price or indicative price per each note.

The table incorporates only those exposures that exist as of June 30, 2007. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates.  Our credit facility interest rate is variable.  Based on our credit facility balance at June 30, 2007, a 1% change in interest rates would change our interest costs by $100,000 per year.

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

As required of and for the quarter ended June 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls
There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no material weaknesses in our internal controls, and therefore no corrective actions were taken.

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

Item 4.      Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 15, 2007. As of March 15, 2007, the record date for the annual meeting, there were 101,007,276 common shares issued and outstanding and entitled to vote at the annual meeting. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

The only proposal considered at the annual meeting was the election of eight directors to serve until the 2008 annual meeting of stockholders and until their respective successors are duly elected and qualify.

All of management’s nominees for directors as listed in the proxy statement were elected with the following vote:

	Shares Voted For	Votes Withheld
Kathleen R. Allen	83,740,735	819,760
Donald R. Cameron	83,862,417	698,078
William E. Clark	83,811,566	748,929
Roger P. Kuppinger	82,981,720	1,578,775
Thomas A. Lewis	83,871,596	688,899
Michael D. McKee	83,881,948	678,547
Ronald L. Merriman	82,943,201	1,617,294
Willard H. Smith Jr.	83,677,193	883,302

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

Material Contracts

* 10.1	Amendment dated May 15, 2007 to our Amended and Restated 2003 Stock Incentive Award Plan of Realty Income Corporation
* 10.2	Form of Restricted Stock Agreement

Certifications

* 31.1	Section 302 Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.
* 31.2	Section 302 Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
* 32	Section 906 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: August 1, 2007                             /s/ GREGORY J. FAHEY
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)