Form 10-Q
period 2007-09-30
REALTY INCOME CORP
filed 2007-11-02
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007, or

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-13374

REALTY INCOME CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

600 La Terraza Boulevard, Escondido, California  92025
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

There were 101,072,960 shares of common stock outstanding as of October 25, 2007.

REALTY INCOME CORPORATION
Form 10-Q

September 30, 2007

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

September 30, 2007 and December 31, 2006
(dollars in thousands, except per share data)

	2007	2006
ASSETS	(unaudited)
Real estate, at cost:
Land	$1,075,103	$958,770
Buildings and improvements	2,042,767	1,785,203
	3,117,870	2,743,973
Less accumulated depreciation and amortization	(450,222)	(396,854)
Net real estate held for investment	2,667,648	2,347,119
Real estate held for sale, net	78,552	137,962
Net real estate	2,746,200	2,485,081
Cash and cash equivalents	266,644	10,573
Accounts receivable	6,098	5,953
Goodwill	17,206	17,206
Other assets, net	40,114	27,695
Total assets	$3,076,262	$2,546,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$15,780	$15,096
Accounts payable and accrued expenses	29,242	27,004
Other liabilities	9,840	8,416
Line of credit payable	--	--
Notes payable	1,470,000	920,000
Total liabilities	1,524,862	970,516

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share,
20,000,000 shares authorized, 13,900,000 shares issued
and outstanding in 2007 and 2006	337,790	337,781
Common stock and paid in capital, par value $1.00 per share,
200,000,000 shares authorized, 101,072,360 and 100,746,226
shares issued and outstanding in 2007 and 2006, respectively	1,544,117	1,540,365
Distributions in excess of net income	(330,507)	(302,154)
Total stockholders’ equity	1,551,400	1,575,992
Total liabilities and stockholders’ equity	$3,076,262	$2,546,508

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the three and nine months ended September 30, 2007 and 2006
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended 9/30/07	Three Months Ended 9/30/06	Nine Months Ended 9/30/07	Nine Months Ended 9/30/06

REVENUE
Rental	$72,794	$58,919	$212,237	$169,468
Other	1,295	245	3,660	1,096
	74,089	59,164	215,897	170,564

EXPENSES
Depreciation and amortization	19,564	14,586	56,132	42,796
Interest	16,163	12,530	41,612	37,657
General and administrative	6,290	4,083	17,219	12,683
Property	819	787	2,652	2,331
Income taxes	350	96	948	558
Loss on extinguishment of debt	--	1,555	--	1,555
	43,186	33,637	118,563	97,580
Income from continuing operations	30,903	25,527	97,334	72,984
Income from discontinued operations:
Real estate acquired for resale by Crest	1,937	99	7,967	1,515
Real estate held for investment	1,133	932	1,932	3,586
	3,070	1,031	9,899	5,101
Net income	33,973	26,558	107,233	78,085
Preferred stock cash dividends	(6,063)	(2,351)	(18,190)	(7,052)
Net income available to common stockholders	$27,910	$24,207	$89,043	$71,033

Amounts available to common stockholders per common share, basic and diluted:
Income from continuing operations	$0.25	$0.26	$0.79	$0.76
Net income	$0.28	$0.27	$0.89	$0.82
Weighted average common shares outstanding:
Basic	100,187,901	89,166,429	100,148,993	86,936,161
Diluted	100,252,953	89,267,138	100,326,859	87,084,545

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2007 and 2006
(dollars in thousands)(unaudited)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$107,233	$78,085
Adjustments to net income:
Depreciation and amortization	56,132	42,796
Income from discontinued operations:
Real estate acquired for resale	(7,967)	(1,515)
Real estate held for investment	(1,932)	(3,586)
Gain on sales of land and improvements	(1,835)	--
Gain on reinstatement of property carrying value	--	(716)
Amortization of share-based compensation	3,025	2,297
Cash provided by (used in) discontinued operations:
Real estate acquired for resale	(819)	84
Real estate held for investment	824	797
Investment in real estate acquired for resale	(29,892)	(9,937)
Proceeds from sales of real estate acquired for resale	94,106	16,807
Collection of mortgage note receivable by Crest	25	1,333
Change in assets and liabilities:
Accounts receivable and other assets	728	5,033
Accounts payable, accrued expenses and other liabilities	(773)	(3,636)
Net cash provided by operating activities	218,855	127,842
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties:
Continuing operations	4,370	--
Discontinued operations	3,114	9,804
Acquisition of and improvements to investment properties	(377,564)	(244,586)
Restricted escrow funds acquired in connection with
acquisitions of investment properties	(2,648)	--
Intangibles acquired in connection with acquisitions of
investment properties	(319)	(937)
Net cash used in investing activities	(373,047)	(235,719)

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the nine months ended September 30, 2007 and 2006
(dollars in thousands)(unaudited)

	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	407,800	279,900
Payments under lines of credit	(407,800)	(416,600)
Proceeds from stock offerings, net of offering costs of $11,931 in 2006	--	229,566
Proceeds from notes issued, net of offering costs of $5,563 in 2007
and $3,003 in 2006	544,437	271,997
Principal payment on notes	--	(110,000)
Cash distributions to common stockholders	(116,382)	(92,605)
Cash dividends to preferred stockholders	(18,520)	(7,052)
Proceeds from other stock issuances	728	341
Net cash provided by financing activities	410,263	155,547
Net increase in cash and cash equivalents	256,071	47,670
Cash and cash equivalents, beginning of period	10,573	65,704
Cash and cash equivalents, end of period	$266,644	$113,374
For supplemental disclosures, see note 13.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

At September 30, 2007, we owned 2,181 properties, located in 49 states, containing over 18.1 million leasable square feet, along with 47 properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”).  Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

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

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible.  We consider tenant specific issues such as financial stability and ability to pay rent when determining collectibility of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts at September 30, 2007 was $738,000 and at December 31, 2006 was $705,000.

D.  In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  Interpretation No. 48 applies to all tax positions accounted for under Statement No. 109 and clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter must meet before that position is recognized in the financial statements.  The adoption of Interpretation No. 48 in January 2007 did not have an impact on our financial position or results of operations.

E.  We collect and remit sales taxes assessed by different governmental authorities that are both imposed on and concurrent with a revenue-producing transaction between us and our tenants. We report the collection of these taxes on a net basis (excluded from revenues). The amounts of these taxes are not significant to our financial position or results of operations.

F. Other assets consist of the following at:	September 30,	December 31,
(dollars in thousands)	2007	2006
Deferred bond financing costs, net	$15,320	$10,868
Value of in-place and above-market leases, net	10,695	10,430
Prepaid expenses	3,395	3,271
Corporate assets, net of accumulated depreciation and amortization	1,376	463
Settlements on treasury lock agreements	977	1,629
Unamortized credit line fees, net	564	954
Other items	7,787	80
	$40,114	$27,695

3.	Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators.

A.  During the first nine months of 2007, Realty Income and Crest invested $412.9 million, in aggregate, in 264 new retail properties and properties under development.  These 264 properties are located in 33 states, will contain over 1.6 million leasable square feet, and are 100% leased with an average lease term of 19.2 years.

Of the $412.9 million invested in the first nine months of 2007, $7.1 million was used to acquire one property with an existing lease already in place with a retail tenant.  In accordance with FASB Statement No. 141, Business Combinations (“SFAS 141”), Realty Income recorded $1.0 million as the intangible value of the in-place lease and $689,000 as the intangible value of the below-market rents.  These amounts are recorded in “other assets” and “other liabilities,” respectively, on our consolidated balance sheet at September 30, 2007 and are amortized over the life of the lease.

In comparison, during the first nine months of 2006, Realty Income and Crest invested $259.1 million, in aggregate, in 138 new retail properties and properties under development.  These 138 properties are located in 24 states, contain over 1.7 million leasable square feet, and are 100% leased with an average lease term of 13.7 years.  Of the $259.1 million invested in the first nine months of 2006, $6.0 million was used to acquire one property with an existing lease already in place with a retail tenant.  In accordance with SFAS 141, Realty Income recorded $1.6 million as the intangible value of the in-place lease and $628,000 as the intangible value of the below-market rents.  These amounts are recorded to “other assets” and “other liabilities,” respectively, on our consolidated balance sheets and are amortized over the life of the lease.

B.  During the first nine months of 2007, Realty Income invested $383.0 million in 232 new retail properties and properties under development with initial weighted average contractual lease rate of 8.6%.  These 232 properties are located in 33 states, will contain over 1.5 million leasable square feet, and are 100% leased with an average lease term of 19.1 years.  The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.

In comparison, during the first nine months of 2006, Realty Income invested $249.2 million in 133 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.7%.  These 133 properties are located in 24 states, contain over 1.6 million leasable square feet, and are 100% leased with an average lease term of 13.6 years.

C.  During the first nine months of 2007, Crest invested $29.9 million in 32 new retail properties.

In comparison, during the first nine months of 2006, Crest invested $9.9 million in five new retail properties.

D.  Crest’s property inventory at September 30, 2007 consisted of 47 properties with a total investment of $78.3 million and at December 31, 2006 consisted of 60 properties with a total investment of $137.5 million.  These amounts are included on our consolidated balance sheets in “real estate held for sale, net.”

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

The average borrowing rate on our credit facility during the first nine months of 2007 was 6.0%, compared to 5.5% in the first nine months of 2006. The increase in the average borrowing rate is due to an increase in LIBOR during the past year. Our current credit facility is subject to various leverage and interest coverage ratio limitations. We are and have been in compliance with these covenants.

Our credit facility is unsecured and accordingly, we have not pledged any assets as collateral for this obligation.  We regularly review our credit facility and may seek to extend, renew or replace our credit facility, to the extent we deem appropriate.

5.	Note Offering

In September 2007, we issued $550 million in aggregate principal amount of 6 3/4% senior unsecured notes due 2019 (the “2019 Notes”).  The price to the investor for the 2019 Notes was 99.827% of the principal amount for an effective yield of 6.772%.  The net proceeds of approximately $544.4 million from this offering were used to fund certain property acquisitions, repay borrowings under our acquisition credit facility and for general corporate purposes.  The remaining net proceeds, which are included in “cash and cash equivalents” on our consolidated balance sheet, will be used for general corporate purposes, which include additional property acquisitions. Interest on the 2019 Notes is paid semiannually.

6.	Note Redemption

In September 2006, we redeemed all of our outstanding $110 million, 7 3/4% unsecured notes due May 2007 (the “2007 Notes”).  The 2007 Notes were redeemed at a redemption price equal to 100% of the principal amount of the 2007 Notes, plus accrued and unpaid interest of $3.2 million, as well as a make-whole payment of $1.6 million.  We recorded a loss on extinguishment of debt totaling $1.6 million related to the make-whole payment associated with the 2007 Notes.

7.	Notes Payable

Our senior unsecured note obligations consist of the following, sorted by maturity date at (dollars in millions):
	September 30,	December 31,
	2007	2006
8 1/4% notes, issued in October 1998 and due in November 2008	$100.0	$100.0
8% notes, issued in January 1999 and due in January 2009	20.0	20.0
5 3/8% notes, issued in March 2003 and due in March 2013	100.0	100.0
5 1/2% notes, issued in November 2003 and due in November 2015	150.0	150.0
5.95% notes, issued in September 2006 and due in September 2016	275.0	275.0
5 3/8% notes, issued in September 2005 and due in September 2017	175.0	175.0
6 3/4% notes, issued in September 2007 and due in August 2019	550.0	--
5 7/8% bonds, issued in March 2005 and due in March 2035	100.0	100.0
	$1,470.0	$920.0

The estimated fair value of the notes payable at September 30, 2007 is $1,425.3 million and at December 31, 2006 is $921.9 million, based upon the closing market price per note, or indicative price per each note, at September 30, 2007 and December 31, 2006, respectively.

8.	Gain on Sales of Real Estate Acquired for Resale by Crest

During the third quarter of 2007, Crest sold 14 properties for $28.3 million, which resulted in a gain of $2.2 million.  In comparison, during the third quarter of 2006, Crest sold four properties for $6.6 million, which resulted in a gain of $313,000.  Crest’s gains on sales are reported before income taxes and are included in income from discontinued operations.

During the first nine months of 2007, Crest sold 45 properties for $97.9 million, which resulted in a gain of $8.8 million.  As part of two sales during the first nine months of 2007, Crest provided the buyers’ financing for a total of $3.8 million in mortgage promissory notes. In comparison, during the first nine months of 2006, Crest sold nine properties for $16.8 million, which resulted in a gain of $1.7 million.

9.	Gain on Sales of Investment Properties, Improvements and Land by Realty Income

During the third quarter of 2007, we sold three investment properties for an aggregate of $4.4 million, which resulted in a gain of $770,000.  This gain is included in discontinued operations.   As part of one sale during the third quarter of 2007, we received a lease termination fee of $427,000, which is reported in “income from discontinued operations, real estate held for investment” on our consolidated statements of income.  In addition, we sold excess land and improvements from two properties for an aggregate of $529,000, which resulted in a gain of $29,000.  The gain from the land and improvements sales is reported in “other revenue” on our consolidated statements of income because these improvements and excess land were associated with properties that continue to be owned as part of our core operations.  In comparison, during the third quarter of 2006, we sold or exchanged three investment properties for a total of $4.0 million, which resulted in a gain of $843,000. These gains are included in discontinued operations.

During the first nine months of 2007, we sold six investment properties for an aggregate of $5.9 million, which resulted in a gain of $1.4 million.  This gain is included in discontinued operations.  In addition, we sold excess land and improvements from five properties for an aggregate of $4.4 million, which resulted in a gain of $1.8 million.  The gain from the land and improvements sales is reported in “other revenue” on our consolidated statements of income because these improvements and excess land were associated with properties that continue to be owned as part of our core operations.  In comparison, during the first nine months of 2006, we sold or exchanged 13 investment properties for a total of $10.7 million, which resulted in a gain of $3.0 million. This gain is included in discontinued operations.  As part of one sale during the first nine months of 2006, we provided the buyer financing in the form of a $1.3 million promissory note, which was paid in full in September 2006.

10.	Discontinued Operations

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), Realty Income’s operations from one investment property classified as held for sale at September 30, 2007, plus properties sold in 2007 and 2006, are reported as discontinued operations.  Their respective results of operations have been reclassified to “income from discontinued operations, real estate held for investment” on our consolidated statements of income.  We do not depreciate properties that are classified as held for sale.

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

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” (dollars in thousands):
Crest’s income from discontinued operations, real estate acquired for resale	Three months ended 9/30/07	Three months ended 9/30/06	Nine months ended 9/30/07	Nine months ended 9/30/06
Gain on sales of real estate acquired for resale	$2,219	$313	$8,786	$1,739
Rental revenue	1,547	913	6,736	2,996
Other revenue	68	--	128	11
Interest expense	(1,239)	(711)	(5,115)	(2,175)
General and administrative expense	(224)	(73)	(507)	(227)
Property expenses	(14)	(17)	(29)	(50)
Provisions for impairment	--	(308)	--	(308)
Income taxes	(420)	(18)	(2,032)	(471)
Income from discontinued operations, real estate acquired for resale by Crest	$1,937	$99	$7,967	$1,515

The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” (dollars in thousands):

Realty Income’s income from discontinued operations, real estate held for investment	Three months ended 9/30/07	Three months ended 9/30/06	Nine months ended 9/30/07	Nine months ended 9/30/06
Gain on sales of investment properties	$770	$843	$1,355	$3,036
Rental revenue	529	236	834	914
Depreciation and amortization	(29)	(75)	(113)	(247)
Property expenses	(3)	(72)	(10)	(117)
Provision for impairment	(134)	--	(134)	--
Income from discontinued operations, real estate held for investment	$1,133	$932	$1,932	$3,586

The following is a summary of our total discontinued operations (dollars in thousands, except per share data):

	Three months ended 9/30/07	Three months ended 9/30/06	Nine months ended 9/30/07	Nine months ended 9/30/06
Real estate acquired for resale by Crest	$1,937	$99	$7,967	$1,515
Real estate held for investment	1,133	932	1,932	3,586
Income from discontinued operations	$3,070	$1,031	$9,899	$5,101
Per common share, basic and diluted	$0.03	$0.01	$0.10	$0.06

11.   Distributions Paid and Payable

A.  Common Stock. We pay monthly distributions to our common stockholders.  The following is a summary of the monthly distributions paid per common share for the first nine months of 2007 and 2006:

Month	2007	2006
January	$0.126500	$0.116250
February	0.126500	0.116250
March	0.126500	0.116250
April	0.127125	0.116875
May	0.127125	0.116875
June	0.127125	0.116875
July	0.127750	0.117500
August	0.127750	0.117500
September	0.135500	0.125250
Total	$1.151875	$1.059625

At September 30, 2007, a distribution of $0.136125 per common share was payable and was paid in October 2007.

B.  Preferred Stock.  In December 2006, we issued 8.8 million shares of 6 3/4% Monthly Income Class E cumulative redeemable preferred stock.  Beginning December 7, 2011, the Class E preferred shares are redeemable, at our option, for $25 per share.  During the first nine months of 2007, we paid nine monthly dividends to holders of our Class E preferred stock totaling $1.303125 per share, or $11.5 million, and at September 30, 2007 a monthly dividend of $0.140625 per share was payable and was paid in October 2007.  In January 2007, we paid the first Class E preferred dividend of $0.178125, which was for a period of 38 days.

In 2004, we issued 5.1 million shares of 7 3/8% Monthly Income Class D cumulative redeemable preferred stock.  Beginning May 27, 2009, the Class D preferred shares are redeemable, at our option, for $25 per share.  During the first nine months of 2007 and 2006, we paid nine monthly dividends to holders of our Class D preferred stock totaling $1.3828131 per share, or $7.1 million, and at September 30, 2007 a monthly dividend of $0.1536459 per share was payable and was paid in October 2007.

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

The following is a reconciliation of the denominator of basic net income per common share computation to the denominator of diluted net income per common share computation:

	Three months ended 9/30/07	Three months ended 9/30/06	Nine months ended 9/30/07	Nine months ended 9/30/06
Weighted average shares used for the basic net income per share computation	100,187,901	89,166,429	100,148,993	86,936,161
Incremental shares from share-based compensation	65,052	100,709	177,866	148,384
Adjusted weighted average shares used for diluted net income per share computation	100,252,953	89,267,138	100,326,859	87,084,545
Nonvested shares from share-based compensation that were anti-dilutive	267,631	243,325	267,231	243,725

No stock options were anti-dilutive for the nine months ended September 30, 2007 and 2006.

13.	Supplemental Disclosures of Cash Flow Information

Interest paid during the first nine months of 2007 was $50.3 million and for the first nine months of 2006 was $45.3 million.

Interest capitalized to properties under development in the first nine months of 2007 was $767,000 and in the first nine months of 2006 was $1.9 million.

Income taxes paid by Realty Income and Crest in the first nine months of 2007 totaled $3.9 million and in the first nine months of 2006 totaled $606,000.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  Share-based compensation expense for the first nine months of 2007 was $3.0 million and for the first nine months of 2006 was $2.3 million.

B.  In 2007, Crest sold two properties for an aggregate of $5.5 million and received mortgage promissory notes totaling $3.8 million from the buyers, which are included in “other assets” on our September 30, 2007 consolidated balance sheet.

C.  In 2007, we sold one property for $2.8 million, the proceeds of which are held in a Section 1031 tax-deferred exchange escrow account and included in “other assets” on our September 30, 2007 consolidated balance sheet.

D.  In 2007, we recorded a provision for impairment of $138,000 on one property for the nine months ended September 30, 2007.  This provision for impairment is included in property expenses on our consolidated income statement.

E.  In connection with the acquisition of seven properties during the first nine months of 2007, we acquired restricted escrow funds totaling $2.6 million.  During the first nine months of 2007, $1.4 million of these funds were invested in improvements to these properties and at September 30, 2007, $1.2 million is being held in a temporary escrow and is anticipated to be used to pay for improvements to these properties.  We have only limited rights regarding the use of these funds and have recorded the funds as a restricted asset, which is included as part of “other assets” on our consolidated balance sheet at September 30, 2007.

F.  Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $3.9 million at September 30, 2007 and $3.3 million at September 30, 2006.

G.  Distributions payable on our balance sheets is comprised of the following declared distributions (dollars in thousands):

	9/30/07	12/31/06
Common stock distributions	$13,759	$12,745
Preferred stock dividends	2,021	2,351

H.  In 2004, we recorded a loss of $716,000 on one property to reduce its carrying value to zero.  This impairment was the result of a dispute with the original owner and tenant in their bankruptcy proceeding.  Our title insurance company failed to timely record the deed on this property upon our original acquisition, which resulted in a claim by the bankruptcy trustee that Realty Income did not have legal title to the property.  In the second quarter of 2006, this issue was resolved and we obtained title to the property.  At that time we reinstated the original carrying value (adjusted for depreciation) on our balance sheet and recorded other revenue of $716,000.  We also reversed accrued liabilities and property expenses of $133,000 associated with this property.  As part of the settlement, these costs became the responsibility of the title insurance company.

14.	Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 31 industry and activity segments (including properties owned by Crest that are grouped together). All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of September 30, 2007 (dollars in thousands):

Revenue	Three months ended 9/30/07	Three months ended 9/30/06	Nine months ended 9/30/07	Nine months ended 9/30/06
Segment rental revenue(1):
Automotive service	$3,721	$5,331	$11,130	$12,805
Automotive tire services	5,283	3,424	15,848	10,272
Child care	6,107	6,267	18,330	18,587
Convenience stores	10,229	9,572	29,715	28,672
Drug stores	1,941	1,787	5,824	5,043
Health and fitness	3,882	2,648	10,768	7,452
Home furnishings	1,931	1,929	5,864	5,702
Home improvement	1,534	1,515	4,590	4,492
Motor vehicle dealerships	2,375	2,030	7,096	5,624
Restaurants	15,298	5,720	42,216	16,068
Sporting goods	1,865	1,687	5,569	5,060
Theaters	6,514	5,574	19,543	16,497
18 non-reportable segments	12,114	11,435	35,744	33,194
Total rental	72,794	58,919	212,237	169,468
Other revenue	1,295	245	3,660	1,096
Total revenue	$74,089	$59,164	$215,897	$170,564

(1) Crest’s revenue appears in “income from discontinued operations, real estate acquired for resale by Crest” and is not included in this table, which covers revenue but does not include revenue classified as part of income from discontinued operations.

	September 30,	December 31,
Assets, as of:	2007	2006
Segment net real estate:
Automotive service	$101,950	$104,089
Automotive tire services	207,343	211,760
Child care	92,400	96,263
Convenience stores	353,253	334,839
Drug stores	76,497	78,347
Health and fitness	160,674	102,718
Home furnishings	54,948	56,286
Home improvement	59,838	61,197
Motor vehicle dealerships	100,767	104,122
Restaurants	761,299	540,093
Sporting goods	57,557	56,291
Theaters	269,434	272,135
Crest	78,307	137,506
18 other non-reportable segments	371,933	329,435
Total segment net real estate	2,746,200	2,485,081
Other intangible assets – Drug stores	7,148	7,629
Other intangible assets – Theaters	2,572	2,801
Other corporate assets	320,342	50,997
Total assets	$3,076,262	$2,546,508

15.	Common Stock Incentive Plan

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

The amount of share-based compensation costs charged against income during the third quarter of 2007 were $828,000, during the third quarter of 2006 were $654,000, during the first nine months of 2007 were $3.0 million and during the first nine months of 2006 were $2.3 million.

The following table summarizes our common stock grant activity under our Stock Plan.  Our common stock grants vest over periods ranging from immediately to 10 years.

	For the nine months ended September 30, 2007		For the year ended December 31, 2006
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)
Outstanding nonvested
shares, beginning of year	868,726	$17.96	788,722	$17.83
Shares granted	271,831	27.63	210,332	21.72
Shares vested	(148,955)	20.93	(125,879)	20.39
Shares forfeited	(960)	23.85	(4,449)	21.35
Outstanding nonvested shares, end of each period	990,642	$20.26	868,726	$17.96

(1) Grant date fair value.

During the first nine months of 2007, we issued 271,831 shares of common stock under our Stock Plan. These shares vest over the following service periods: 20,000 vested upon issuance, 4,000 vest over a service period of one year, 8,000 vest over a service period of three years, 21,000 vest over a service period of five years and 218,831 vest over a service period of 10 years.

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

As of September 30, 2007, the remaining unamortized share-based compensation expense totaled $20.1 million, which is being amortized on a straight-line basis over the service period of each applicable award.

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

No stock options were granted after January 1, 2002.  Prior to that time, stock options were granted with an exercise price equal to the underlying stock’s fair market value at the date of grant.  Stock options expire ten years from the date they were granted and vested over service periods of one, three, four or five years.  As of September 30, 2007, there were 51,105 vested stock options outstanding and exercisable with a weighted average exercise price of $12.91.  There were 55,263 stock options exercised in the first nine months of 2007, with a weighted average exercise price of $13.20.

16.	Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At September 30, 2007, we have committed to pay estimated unfunded development costs of $18.6 million on properties under development.  In addition, we also have contingent payments for tenant improvements and leasing costs of $776,000.

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

Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements.  In particular, some of the factors that could cause actual results to differ materially are:

•	Our continued qualification as a real estate investment trust;
•	General business and economic conditions;
•	Competition;
•	Fluctuating interest rates;
•	Access to debt and equity capital markets;
•	Continued uncertainty in the credit markets;
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

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. Our portfolio management focus includes:

•	Contractual rent increases on existing leases;
•	Rent increases at the termination of existing leases when market conditions permit; and
•	The active management of our property portfolio, including re-leasing vacant properties and selectively selling properties.

In acquiring additional properties, we adhere to a focused strategy of primarily acquiring properties that are:

•	Freestanding, single-tenant, retail locations;
•	Leased to regional and national retail chains; and
•	Leased under long-term, net-lease agreements.

At September 30, 2007, we owned a diversified portfolio:

•	Of 2,181 retail properties;
•	With an occupancy rate of 98.3%, or 2,144 properties occupied of the 2,181 properties in the portfolio;
•	Leased to 110 different retail chains doing business in 30 separate retail industries;
•	Located in 49 states;
•	With over 18.1 million square feet of leasable space; and
•	With an average leasable retail space per property of approximately 8,300 square feet.

Of the 2,181 properties in the portfolio, 2,170, or 99.5%, are single-tenant, retail properties and the remaining 11 are multi-tenant, distribution and office properties. At September 30, 2007, 2,134, or 98.3%, of the 2,170 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 13.0 years.

In addition, at September 30, 2007, our wholly-owned taxable REIT subsidiary, Crest, had invested $78.3 million in 47 properties, which are classified as held for sale.  Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

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

RECENT DEVELOPMENTS

Acquisitions During the Third Quarter of 2007
During the third quarter of 2007, Realty Income and Crest invested $314.6 million, in aggregate, in 218 new retail properties and properties under development. These 218 properties are located in 31 states, will contain over 1.0 million leasable square feet, and are 100% leased with an average lease term of 19.2 years.

Included in the $314.6 million is $284.7 million invested by Realty Income in 186 new properties and properties under development, with an initial weighted average contractual lease rate of 8.6%.  These 186 properties are located in 31 states, will contain over 954,000 leasable square feet and are 100% leased with an average lease term of 19.1 years. The 186 new properties acquired by Realty Income are net-leased to three different retail chains in the following three industries: automotive service, distribution & office and restaurant.  Also included in the $314.6 million is $29.9 million invested by Crest in 32 new restaurant properties.

Acquisitions During the First Nine Months of 2007
During the first nine months of 2007, Realty Income and Crest invested $412.9 million, in aggregate, in 264 new retail properties and properties under development. These 264 new properties are located in 33 states, will contain over 1.6 million leasable square feet, and are 100% leased with an average lease term of 19.2 years.

Included in the $412.9 million is $383.0 million invested by Realty Income in 232 new properties and properties under development, with an initial weighted average contractual lease rate of 8.6%.  These 232 properties are located in 33 states, will contain over 1.5 million leasable square feet and are 100% leased with an average lease term of 19.1 years. The 232 new properties acquired by Realty Income are net-leased to nine different retail chains in the following seven industries: automotive service, convenience store, distribution and office, grocery, health and fitness, restaurant and sporting goods.  Also included in the $412.9 million is $29.9 million invested by Crest in 32 new restaurant properties.

At September 30, 2007, Realty Income had invested $21.8 million in three properties that were leased and being developed by the tenant (with development costs funded by Realty Income).  Rent on these properties is scheduled to begin at various times during the next twelve months.  At September 30, 2007, we had outstanding commitments to pay estimated unfunded development costs totaling approximately $18.6 million.

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

Issuance of 12-Year Senior Unsecured Notes
In September 2007, we issued $550 million in aggregate principal amount of 6 3/4% senior unsecured notes due 2019 (the “2019 Notes”).  The price to the investor for the 2019 Notes was 99.827% of the principal amount for an effective yield of 6.772%.  The net proceeds of approximately $544.4 million from this offering were used to fund certain acquisitions, repay borrowings under our acquisition credit facility and for general corporate purposes.   The remaining net proceeds, which are included in “cash and cash equivalents” on our consolidated balance sheet, will be used for general corporate purposes, which include additional property acquisitions.  Interest on the 2019 Notes is paid semiannually.

Credit Ratings Upgrade
In April 2007, Moody’s Investors Service upgraded our senior unsecured debt rating to Baa1 from Baa2 and our preferred stock rating to Baa2 from Baa3, with a stable outlook.

Investments in Existing Properties
In the third quarter of 2007, we capitalized costs of $356,000 on existing properties in our portfolio, consisting of $155,000 for re-leasing costs and $201,000 for building improvements.

In the first nine months of 2007, we capitalized costs of $1.4 million on existing properties in our portfolio, consisting of $393,000 for re-leasing costs and $995,000 for building improvements.

Net Income Available to Common Stockholders
Net income available to common stockholders was $27.9 million in the third quarter of 2007 versus $24.2 million in the same quarter of 2006, an increase of $3.7 million. On a diluted per common share basis, net income was $0.28 per share in the third quarter of 2007 compared to $0.27 in the third quarter of 2006.

Net income available to common stockholders was $89.0 million in the first nine months of 2007 versus $71.0 million in the same period of 2006, an increase of $18.0 million. On a diluted per common share basis, net income was $0.89 per share in the first nine months of 2007 compared to $0.82 in the first nine months of 2006.

The calculation to determine net income available to common stockholders includes the gain from the sales of properties. The amount of gains varies from period to period and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during the third quarter of 2007 was $799,000, as compared to $843,000 for the third quarter of 2006.  The gain recognized from the sales of investment properties during the first nine months of 2007 was $3.2 million, as compared to $3.0 million for the first nine months of 2006.

Funds from Operations (FFO)
In the third quarter of 2007, our FFO increased by $8.6 million, or 22.6%, to $46.6 million versus $38.0 million in the third quarter of 2006.  On a diluted per common share basis, FFO was $0.47 in the third quarter of 2007 compared to $0.43 for the third quarter of 2006, an increase of $0.04, or 9.3%.

In the first nine months of 2007, our FFO increased by $31.0 million, or 28.0%, to $141.9 million versus $110.9 million in the first nine months of 2006.  On a diluted per common share basis, FFO was $1.41 in the first nine months of 2007 compared to $1.27 for the first nine months of 2006, an increase of $0.14, or 11.0%.

See our discussion of FFO later in this MD&A for a reconciliation of net income available to common stockholders to FFO.

Crest’s Property Sales
During the third quarter of 2007, Crest sold 14 properties from its inventory for an aggregate of $28.3 million, which resulted in a gain of $2.2 million.  During the first nine months of 2007, Crest sold 45 properties from its inventory for an aggregate of $97.9 million, which resulted in a gain of $8.8 million.  Crest’s gains are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Crest’s Property Inventory
Crest’s property inventory at September 30, 2007 totaled $78.3 million and at December 31, 2006 totaled $137.5 million, and is included in “real estate held for sale, net” on our consolidated balance sheets.

Increases in Monthly Distributions to Common Stockholders
We continue our 38-year policy of paying distributions monthly.  Monthly distributions per share were increased in April 2007 by $0.000625 to $0.127125, in July 2007 by $0.000625 to $0.12775, in September 2007 by $0.00775 to $0.1355 and in October by $0.000625 to $0.136125.  The increase in October 2007 was our 40th consecutive quarterly increase and the 46th increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In the first nine months of 2007, we paid three monthly cash distributions per share in the amount of $0.1265, three in the amount of $0.127125, two in the amount of $0.12775 and one in the amount of $0.1355, totaling $1.151875. In September 2007 and October 2007, we declared distributions of $0.136125 per share, which were paid in October 2007 and will be paid in November 2007, respectively.

The monthly distribution of $0.136125 per share represents a current annualized distribution of $1.6335 per share, and an annualized distribution yield of approximately 5.7% based on the last reported sale price of our common stock on the NYSE of $28.73 on October 25, 2007. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our retail properties. We intend to retain an appropriate amount of cash as working capital. At September 30, 2007, we had cash and cash equivalents totaling $266.6 million, which represents a portion of the proceeds from the September 2007 issuance of senior unsecured notes.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future.  We intend, however, to use additional sources of capital to fund property acquisitions and to repay future borrowings under our credit facility.

$300 Million Acquisition Credit Facility
We have a $300 million revolving, unsecured credit facility that expires in October 2008. In April 2007, Moody’s Investors Service upgraded our credit ratings.  Effective May 1, 2007, our current investment grade credit ratings provided for financing under the credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 60 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 75 basis points over LIBOR.  Prior to the credit rating upgrade by Moody’s Investors Service, financing under the credit facility was five basis points higher.  At October 25, 2007, we had a borrowing capacity of $300.0 million available on our credit facility and no outstanding balance.

We expect to use the credit facility to acquire additional retail properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk.  We have the right to request an increase in the borrowing capacity of the credit facility by up to $100 million, to a total borrowing capacity of $400 million.  Any increase in the borrowing capacity is subject to approval by the lending banks on our credit facility.  We regularly review our credit facility and may seek to extend, renew or replace our credit facility, to the extent we deem appropriate.

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

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At October 25, 2007, our total outstanding credit facility borrowings and outstanding notes were $1.47 billion or approximately 31.1% of our total market capitalization of $4.72 billion. We define our total market capitalization at October 25, 2007 as the sum of:

•	Shares of our common stock outstanding of 101,072,960 multiplied by the last reported sales price of our common stock on the NYSE of $28.73 per share, or $2.90 billion;
•	Aggregate liquidation value of the Class D preferred stock of $127.5 million;
•	Aggregate liquidation value of the Class E preferred stock of $220 million; and
•	Outstanding notes of $1.47 billion.

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that the majority of our capital structure may be in the form of common stock, however, we may issue additional preferred stock or debt securities from time to time. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at terms that are acceptable to us.

Credit Agency Ratings
We are currently assigned investment grade corporate credit ratings on our senior unsecured notes from Fitch Ratings, Moody’s Investors Service and Standard & Poor’s Ratings Group. Currently, Fitch Ratings has assigned a rating of BBB+, Moody’s has assigned a rating of Baa1 and Standard & Poor’s has assigned a rating of BBB to our senior notes. The rating by Standard & Poor’s has a “positive” outlook and the ratings by Fitch and Moody’s have “stable” outlooks.

We have also been assigned investment grade credit ratings from the same rating agencies on our preferred stock. Fitch Ratings has assigned a rating of BBB, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BBB- to our preferred stock.  The rating by Standard & Poor’s has a “positive” outlook and the ratings by Fitch and Moody’s have “stable” outlooks.

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

Notes Outstanding
Our senior unsecured note obligations consist of the following as of September 30, 2007, sorted by maturity date (dollars in millions):

8 1/4% notes, issued in October 1998 and due in November 2008	$100.0
8% notes, issued in January 1999 and due in January 2009	20.0
5 3/8% notes, issued in March 2003 and due in March 2013	100.0
5 1/2% notes, issued in November 2003 and due in November 2015	150.0
5.95% notes, issued in September 2006 and due in September 2016	275.0
5 3/8% notes, issued in September 2005 and due in September 2017	175.0
6 3/4% notes, issued in September 2007 and due in August 2019	550.0
5 7/8% bonds, issued in March 2005 and due in March 2035	100.0
$1,470.0

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

The following is a summary of the key financial covenants of our senior unsecured notes, as defined and calculated per the terms of our notes.  These calculations, which are not based on GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance.  The actual amounts as of September 30, 2007 are:
Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60%	42.1%
Limitation on incurrence of secured debt	≤ 40%	0.0%
Debt service coverage	≥ 1.5 x	4.6	x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	238%

All of our outstanding notes and bonds have fixed interest rates.  Our credit facility interest rate is variable.

The following table summarizes the maturity of each of our obligations as of September 30, 2007 (dollars in millions):

Table of Obligations

Year of Maturity	Credit Facility (1)	Notes	Interest (2)	Other (3)	Totals
2007	$--	$--	$23.1	$19.4	$42.5
2008	--	100.0	91.2	--	191.2
2009	--	20.0	82.5	--	102.5
2010	--	--	82.4	--	82.4
2011	--	--	82.4	--	82.4
Thereafter	--	1,350.0	588.5	--	1,938.5
Totals	$--	$1,470.0	$950.1	$19.4	$2,439.5

(1) There was no outstanding credit facility balance on October 25, 2007.
(2) Interest on the credit facility and notes has been calculated based on outstanding balances as of September 30, 2007 through their respective maturity dates.
(3) “Other” consists of $18.6 million of estimated unfunded costs on properties under development and $776,000 of contingent payments for tenant improvements and leasing costs.

Our credit facility and note obligations are unsecured.  Accordingly, we have not pledged any assets as collateral for these obligations.

Preferred Stock Outstanding
In 2004, we issued 5.1 million shares of 7 3/8% Class D cumulative redeemable preferred stock.  Beginning May 27, 2009, shares of Class D preferred stock are redeemable at our option for $25 per share, plus any accrued and unpaid dividends.  Dividends on shares of Class D preferred are paid monthly in arrears.

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

We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Our cash distributions to common stockholders for the first nine months of 2007 totaled $116.4 million, representing 82.0% of our funds from operations available to common stockholders of $141.9 million.  In comparison, our 2006 cash distributions to common stockholders totaled $129.7 million, representing 83.2% of our funds from operations available to common stockholders of $155.8 million.

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

Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend or that such amounts constitute "qualified dividend income" subject to a reduced rate of tax. The maximum tax rate of non-corporate taxpayers for “qualified dividend income” has generally been reduced to 15% (until it "sunsets" or reverts to the provisions of prior law, which under current law will occur with respect to taxable years beginning after December 31, 2010). In general, dividends payable by REITs are not eligible for the reduced tax rate on corporate dividends, except to the extent the REIT’s dividends are attributable to dividends received from taxable corporations (such as our taxable REIT subsidiary, Crest), to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year) or, as discussed above, dividends properly designated by us as “capital gain dividends.” Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction in the stockholders’ basis in their stock. Distributions above that basis, generally, will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 9.9% of the distributions to our common stockholders, made or deemed to have been made in 2006, were classified as a return of capital for federal income tax purposes. We are unable to predict the portion of future distributions that may be classified as a return of capital.

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

Another significant judgment must be made as to if, and when, impairment losses should be taken on our properties when events or change in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less cost to sell. The carrying value of our real estate is the largest component of our consolidated balance sheet. If events should occur that require us to reduce the carrying value of our real estate by recording a provision for impairment, it could have a material impact on our results of operations.

The following is a comparison of our results of operations for the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2006.

Rental Revenue
Rental revenue was $72.8 million for the third quarter of 2007 versus $58.9 million for the third quarter of 2006, an increase of $13.9 million, or 23.6%.  The increase in rental revenue in the third quarter of 2007 compared to the third quarter of 2006 is attributable to:

•	The 232 retail properties acquired by Realty Income in 2007, which generated $3.7 million of rent in the third quarter of 2007;
•
The 322 retail properties acquired by Realty Income in 2006, which generated $13.4 million of rent in the third quarter of 2007 compared to $2.9 million in the third quarter of 2006, an increase of $10.5 million;

•	Same store rents generated on 1,536 properties during the entire third quarter of 2007 increased by $738,000, or 1.4%, to $52.28 million from $51.54 million for the same quarter in 2006; net of
•
A decrease of $806,000 relating to the aggregate of (i) development properties acquired before 2006 that started paying rent in 2006, (ii) properties that were vacant during part of 2007 or 2006 and (iii) lease termination settlements.  These items totaled $2.4 million in aggregate in the third quarter of 2007 compared to $3.2 million in the same quarter of 2006; and

•	A decrease in straight-line rent and other non-cash adjustments to rent of $162,000 in the third quarter of 2007 as compared to the third quarter of 2006.

Rental revenue was $212.2 million for the first nine months of 2007 versus $169.5 million for the first nine months of 2006, an increase of $42.7 million, or 25.2%.  The increase in rental revenue in the first nine months of 2007 compared to the first nine months of 2006 is attributable to:

•	The 232 retail properties acquired by Realty Income in 2007, which generated $5.2 million in the first nine months of 2007;
•
The 322 retail properties acquired by Realty Income in 2006, which generated $39.8 million in the first nine months of 2007 compared to $6.0 million in the first nine months of 2006, an increase of $33.8 million;

•	Same store rents generated on 1,536 properties during the entire first nine months of 2007 increased by $2.4 million, or 1.6%, to $156.4 million from $154.0 million for the same period in 2006;
•
An increase of $1.9 million relating to the aggregate of (i) development properties acquired before 2006 that started paying rent in 2006, (ii) properties that were vacant during part of 2007 or 2006 and (iii) lease termination settlements.  These items totaled $7.6 million in aggregate in the first nine months of 2007 compared to $5.7 million in the first nine months of 2006; and net of

•	A decrease in straight-line rent and other non-cash adjustments to rent of $470,000 in the first nine months of 2007 as compared to the first nine months of 2006.

Of the 2,181 properties in the portfolio at September 30, 2007, 2,170, or 99.5%, are single-tenant properties and the remaining 11 are multi-tenant properties. Of the 2,170 single-tenant properties, 2,134, or 98.3%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 13.0 years at September 30, 2007. Of our 2,134 leased single-tenant properties, 1,923, or 90.1%, were under leases that provide for increases in rents through:

•	Primarily base rent increases tied to a consumer price index;
•	Fixed increases;
•	To a lesser degree, overage rent based on a percentage of the tenants’ gross sales; or
•	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $227,000 in the third quarter of 2007 and $223,000 in the third quarter of 2006. Percentage rent was $556,000 in the first nine months of 2007 and $431,000 in the first nine months of 2006. Percentage rent in the third quarter and first nine months of 2007 was less than 1% of rental revenue and we anticipate percentage rent to continue to be less than 1% of rental revenue for 2007.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At September 30, 2007, our portfolio of 2,181 retail properties was 98.3% leased with 37 properties available for lease, one of which is a multi-tenant property.

As of October 25, 2007, transactions to lease or sell 12 of the 37 properties available for lease at September 30, 2007 were underway or completed. We anticipate these transactions will be completed during the next several months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Depreciation and Amortization
For the third quarter of 2007, depreciation and amortization was $19.6 million as compared to $14.6 million in the third quarter of 2006. For the first nine months of 2007, depreciation and amortization was $56.1 million as compared to $42.8 million in the first nine months of 2006.  The increase in depreciation and amortization in 2007 was due to the acquisition of properties in 2007 and 2006, which was partially offset by property sales in these years.  As discussed in the section entitled “Funds from Operations Available to Common Stockholders,” depreciation and amortization is a non-cash item that is excluded from our calculation of FFO.

Interest Expense
Interest expense was $3.6 million higher in the third quarter of 2007 than in the third quarter of 2006.  Interest expense was $4.0 million higher in the first nine months of 2007 than in the first nine months of 2006. Interest expense increased in 2007 primarily due to higher average outstanding balances, which were partially offset by lower interest rates related to our average outstanding borrowings, and Crest’s larger investment in real estate, which contributed to the increase in interest expense included in discontinued operations.  We issued $550 million of 12-year notes in September 2007 and $275 million of 10-year notes in September 2006, which contributed to the increase in average outstanding balances and slightly lower average interest rates on our debt.

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended 9/30/07	Three months ended 9/30/06	Nine months ended 9/30/07	Nine months ended 9/30/06
Interest on our credit facility and notes	$16,812	$13,235	$44,902	$39,367
Interest included in discontinued operations
from real estate acquired for resale by Crest	(1,239)	(711)	(5,115)	(2,175)
Amortization of settlements on treasury lock
agreement	218	121	653	499
Credit facility commitment fees	114	114	342	342
Amortization of credit facility origination costs and
deferred bond financing costs	554	552	1,597	1,494
Interest capitalized	(296)	(781)	(767)	(1,870)
Interest expense	$16,163	$12,530	$41,612	$37,657

Credit facility and notes outstanding	Three months ended 9/30/07	Three months ended 9/30/06	Nine months ended 9/30/07	Nine months ended 9/30/06
Average outstanding balances (in thousands)	$1,101,810	$847,580	$992,605	$848,377
Average interest rates	6.10%	6.19%	6.03%	6.20%

At October 25, 2007, the weighted average interest rate on our notes payable of $1.47 billion was 6.28% and the average interest rate on our credit line was 5.55%.  There was no outstanding balance on our credit line at October 25, 2007.

Interest Coverage Ratio
Our interest coverage ratio for the third quarter of 2007 and 2006 was 4.1 times.  Our interest coverage ratio for the first nine months of 2007 was 4.5 times, and for the first nine months of 2006 was 4.0 times.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities on our consolidated statements of cash flow to our interest coverage amount (dollars in thousands):

	Three months ended 9/30/07	Three months ended 9/30/06	Nine months ended 9/30/07	Nine months ended 9/30/06
Net cash provided by operating activities	$46,598	$43,085	$218,855	$127,842
Interest expense	16,163	12,530	41,612	37,657
Interest expense included in discontinued operations(1)	1,239	711	5,115	2,175
Income taxes	350	96	948	558
Income taxes included in discontinued operations(1)	420	18	2,032	471
Investment in real estate acquired for resale(1)	29,892	1,200	29,892	9,937
Proceeds from sales of real estate acquired for resale(1)	(28,328)	(6,612)	(94,106)	(16,807)
Collection of a mortgage note receivable by Crest(1)	(17)	--	(25)	(1,333)
Provision for impairment included in property expenses	--	--	138	--
Crest provisions for impairment(1)	--	(308)	--	(308)
Gain on sales of real estate acquired for resale(1)	2,219	313	8,786	1,739
Amortization of share-based compensation	(828)	(654)	(3,025)	(2,297)
Changes in assets and liabilities:
Accounts receivable and other assets	262	(505)	(728)	(5,033)
Accounts payable, accrued expenses and other liabilities	3,103	3,857	773	3,636
Interest coverage amount	$71,073	$53,731	$210,267	$158,237
Divided by interest expense (2)	$17,402	$13,241	$46,727	$39,832
Interest coverage ratio	4.1	4.1	4.5	4.0
(1) Crest activities.
(2) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for the third quarter of 2007 was 3.0 times, and was 3.4 times for the third quarter of 2006. For the nine months ended September 30, 2007, our fixed charge coverage ratio was 3.2 times, and was 3.4 times for the nine months ended September 30, 2006. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	Three months ended 9/30/07	Three months ended 9/30/06	Nine months ended 9/30/07	Nine months ended 9/30/06
Interest coverage amount	$71,073	$53,731	$210,267	$158,237
Divided by interest expense plus preferred stock dividends(1)	$23,465	$15,592	$64,917	$46,884
Fixed charge coverage ratio	3.0	3.4	3.2	3.4

(1) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

General and Administrative Expenses
General and administrative expenses increased by $2.2 million to $6.3 million in the third quarter of 2007 as compared to $4.1 million in the third quarter of 2006.  In the third quarter of 2007, as a percentage of total revenue, general and administrative expenses increased to 8.5% as compared to 6.9% in the third quarter of 2006.

General and administrative expenses increased by $4.5 million to $17.2 million in the first nine months of 2007 as compared to $12.7 million in the first nine months of 2006.  As a percentage of total revenue, general and administrative expenses increased to 8.0% for the first nine months of 2007 as compared to 7.4% in the first nine months of 2006.  General and administrative expenses increased in 2007 primarily due to increases in employee and director compensation costs.

As our property portfolio has grown and continues to grow, we have increased, and anticipate that we will continue to gradually increase the level of our staffing. We expect general and administrative expenses to continue to increase due to costs attributable to compensation costs.

In October 2007, we had 75 permanent employees as compared to October 2006 when we had 71 permanent employees.

Property Expenses
Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At September 30, 2007, 37 properties were available for sale or lease as compared to 26 at December 31, 2006 and 21 at September 30, 2006.

Property expenses were $819,000 in the third quarter of 2007 and $787,000 in the third quarter of 2006.  Property expenses were $2.7 million in the first nine months of 2007 and $2.3 million in the first nine months of 2006.  Property expenses include a provision for impairment of $138,000 recorded for one property in the first nine months of 2007.  The increase in property expenses in 2007 is primarily attributable to an increase in costs associated with bad debt expense and legal fees.

Income Taxes
Income taxes were $350,000 in the third quarter of 2007 as compared to $96,000 in the third quarter of 2006.  Income taxes were $948,000 for the first nine months of 2007 as compared to $558,000 for the first nine months of 2006. These amounts are for city and state income taxes paid by Realty Income.  The increase in 2007 is due primarily to an increase in rental revenue resulting in higher city and state income tax expense.

In addition, Crest incurred state and federal income taxes of $420,000 in the third quarter of 2007 as compared to $18,000 in the third quarter of 2006.  Crest incurred state and federal income taxes of $2.0 million in the first nine months of 2007 as compared to $471,000 in the first nine months of 2006. The increase in Crest’s income taxes is due to higher taxable income, primarily attributable to higher rental revenue and higher gain on sales of real estate acquired for resale.  These amounts are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Loss on Extinguishment of Debt
In September 2006, we redeemed all of our outstanding $110 million, 7 3/4% unsecured notes due May 2007 (the “2007 Notes”).  The 2007 Notes were redeemed at a redemption price equal to 100% of the principal amount of the 2007 Notes, plus accrued and unpaid interest of $3.2 million, as well as a make-whole payment of $1.6 million.  We recorded a loss on extinguishment of debt totaling $1.6 million related to the make-whole payment associated with the 2007 Notes.  The make-whole payment represented approximately $0.017 per diluted share during the third quarter of 2006.

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

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” on our consolidated statements of income (dollars in thousands, except per share data):

Crest’s income from discontinued operations, real estate acquired for resale	Three months ended 9/30/07	Three months ended 9/30/06	Nine months ended 9/30/07	Nine months ended 9/30/06
Gain on sales of real estate acquired for resale	$2,219	$313	$8,786	$1,739
Rental revenue	1,547	913	6,736	2,996
Other revenue	68	--	128	11
Interest expense	(1,239)	(711)	(5,115)	(2,175)
General and administrative expense	(224)	(73)	(507)	(227)
Property expenses	(14)	(17)	(29)	(50)
Provisions for impairment	--	(308)	--	(308)
Income taxes	(420)	(18)	(2,032)	(471)
Income from discontinued operations, real estate acquired for resale by Crest	$1,937	$99	$7,967	$1,515
Per common share, basic and diluted	$0.02	$0.00	$0.08	$0.02

Realty Income’s operations from one property listed as held for sale at September 30, 2007, plus properties sold in 2007 and 2006 have been classified as discontinued operations.  The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” on our consolidated statements of income (dollars in thousands, except per share data):

Realty Income’s income from discontinued operations, real estate held for investment	Three months ended 9/30/07	Three months ended 9/30/06	Nine months ended 9/30/07	Nine months ended 9/30/06
Gain on sales of investment properties	$770	$843	$1,355	$3,036
Rental revenue	529	236	834	914
Depreciation and amortization	(29)	(75)	(113)	(247)
Property expenses	(3)	(72)	(10)	(117)
Provision for impairment	(134)	--	(134)	--
Income from discontinued operations, real estate held for investment	$1,133	$932	$1,932	$3,586
Per common share, basic and diluted	$0.01	$0.01	$0.02	$0.04

The following is a summary of our total discontinued operations (dollars in thousands, except per share data):

	Three months ended 9/30/07	Three months ended 9/30/06	Nine months ended 9/30/07	Nine months ended 9/30/06
Real estate acquired for resale by Crest	$1,937	$99	$7,967	$1,515
Real estate held for investment	1,133	932	1,932	3,586
Income from discontinued operations	$3,070	$1,031	$9,899	$5,101
Per common share, basic and diluted	$0.03	$0.01	$0.10	$0.06

The above per share amounts have each been calculated independently.

Gain on Sales of Real Estate Acquired for Resale by Crest
During the third quarter of 2007, Crest sold 14 properties for $28.3 million, which resulted in a gain of $2.2 million.  In comparison, during the third quarter of 2006, Crest sold four properties for $6.6 million, which resulted in a gain of $313,000.  Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

During the first nine months of 2007, Crest sold 45 properties for $97.9 million, which resulted in a gain of $8.8 million.  As part of two sales during the first nine months of 2007, Crest provided the buyers financing for a total of $3.8 million in mortgage promissory notes.  In comparison, during the first nine months of 2006, Crest sold nine properties for $16.8 million, which resulted in a gain of $1.7 million.

At September 30, 2007, Crest had $78.3 million invested in 47 properties, which are held for sale. Crest generally carries a real estate inventory in excess of $20 million.  Crest generates an earnings spread on the difference between the lease payments it receives on the properties held in inventory and the cost of capital used to acquire properties.  It is our belief that at this level of inventory, rental revenue will exceed the ongoing operating expenses of Crest without any property sales.

Gain on Sales of Investment Properties, Improvements and Land by Realty Income
During the third quarter of 2007, we sold three investment properties for an aggregate of $4.4 million, which resulted in a gain of $770,000.  This gain is included in discontinued operations.  As part of one sale during the third quarter of 2007, we received a lease termination fee of $427,000, which is reported in “income from discontinued operations, real estate held for investment” on our consolidated statements of income.  In addition, we sold excess land and improvements from two properties for an aggregate of $529,000, which resulted in a gain of $29,000.  The gain from the land and improvements sales is reported in “other revenue” on our consolidated statements of income because these improvements and excess land were associated with properties that continue to be owned as part of our core operations.  In comparison, during the third quarter of 2006, we sold or exchanged three investment properties for $4.0 million, which resulted in a gain of $843,000.  These gains are included in discontinued operations.

During the first nine months of 2007, we sold six investment properties for $5.9 million, which resulted in a gain of $1.4 million.  This gain is included in discontinued operations.  In addition, we sold excess land and improvements from five properties for an aggregate of $4.4 million, which resulted in gain of $1.8 million.  The gain from the land and improvements sales is reported in “other revenue” on our consolidated statements of income because these improvements and excess land were associated with properties that continue to be owned as part of our core operations.  In comparison, during the first nine months of 2006, we sold or exchanged 13 investment properties for $10.7 million, which resulted in a gain of $3.0 million.  This gain is included in discontinued operations.  As part of one sale during the first nine months of 2006, we provided the buyer financing in the form of a $1.3 million promissory note, which was paid in full in September 2006.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At September 30, 2007, we classified real estate with a carrying amount of $78.6 million as held for sale on our balance sheet, which includes properties owned by Crest.  Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Provisions for Impairment on Real Estate Acquired for Resale by Crest
No provision for impairment was recorded by Crest in the first nine months of 2007.  Provisions for impairment of $308,000 were recorded by Crest on two properties in the third quarter and first nine months of 2006.

Provisions for Impairment on Realty Income Investment Properties
We recorded a provision for impairment of $134,000 on one property in September 2007, which is included in “income from discontinued operations, real estate held for investment” on our consolidated statement of income.  We recorded a provision for impairment of $138,000 on a property in June 2007, which is included in property expense on our consolidated statement of income.  We recorded no provision for impairment in the first nine months of 2006.

Preferred Stock Dividends
Preferred stock cash dividends totaled $6.1 million in the third quarter of 2007 as compared to $2.4 million in the third quarter of 2006.  Preferred stock cash dividends totaled $18.2 million in the first nine months of 2007 as compared to $7.1 million in the first nine months of 2006.

Net Income Available to Common Stockholders
Net income available to common stockholders was $27.9 million in the third quarter of 2007, an increase of $3.7 million as compared to $24.2 million in the third quarter of 2006.  Net income available to common stockholders was $89.0 million in the first nine months of 2007, an increase of $18.0 million as compared to $71.0 million in the first nine months of 2006.

The calculation to determine net income available to common stockholders includes gains from the sales of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

During the third quarter of 2007, the gain recognized from the sales of investment properties was $799,000 as compared to $843,000 for the third quarter of 2006.  During the first nine months of 2007, the gain recognized from the sales of investment properties was $3.2 million as compared to $3.0 million for the first nine months of 2006.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the third quarter of 2007 increased by $8.6 million, or 22.6%, to $46.6 million as compared to $38.0 million in the third quarter of 2006.  FFO for the first nine months of 2007 increased by $31.0 million, or 28.0%, to $141.9 million as compared to $110.9 million in the first nine months of 2006.  The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO.  Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended 9/30/07	Three months ended 9/30/06	Nine months ended 9/30/07	Nine months ended 9/30/06
Net income available to common stockholders	$27,910	$24,207	$89,043	$71,033
Depreciation and amortization:
Continuing operations	19,564	14,586	56,132	42,796
Discontinued operations	29	75	113	247
Depreciation of furniture, fixtures and equipment	(79)	(49)	(174)	(142)
Gain on sales of land and investment properties:
Continuing operations	(29)	--	(1,835)	--
Discontinued operations	(770)	(843)	(1,355)	(3,036)
FFO available to common stockholders	$46,625	$37,976	$141,924	$110,898

FFO per common share:
Basic	$0.47	$0.43	$1.42	$1.28
Diluted	$0.47	$0.43	$1.41	$1.27

Distributions paid to common stockholders	$39,519	$32,109	$116,382	$92,605
FFO in excess of distributions paid to
common stockholders	$7,106	$5,867	$25,542	$18,293
Weighted average number of common shares
used for computation per share:
Basic	100,187,901	89,166,429	100,148,993	86,936,161
Diluted	100,252,953	89,267,138	100,326,859	87,084,545

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

(dollars in thousands)	Three months ended 9/30/07	Three months ended 9/30/06	Nine months ended 9/30/07	Nine months ended 9/30/06
Amortization of settlements on treasury lock agreements(1)	$218	$121	$653	$499
Amortization of deferred note financing costs(2)	369	371	1,042	950
Amortization of share-based compensation	828	654	3,025	2,297
Capitalized leasing costs and commissions	(155)	(247)	(393)	(382)
Capitalized building improvements	(201)	(76)	(995)	(179)
Straight line rent(3)	(249)	(411)	(782)	(1,252)
Provisions for impairment	134	--	272	--
Crest provisions for impairment	--	308	--	308
Crest gain on sale, previously reported as impairment	--	--	(271)	--
Gain on reinstatement of property carrying value	--	--	--	(716)

(1) The settlements on the treasury lock agreements resulted from an interest rate risk prevention strategy that we used in 1997 and 1998, which correlated to pending issuances of senior note securities.  We have not employed this strategy since 1998.

(2) Amortization of deferred note financing costs includes the amortization of costs incurred and capitalized when our notes were issued in May 1997, October 1998, January 1999, March 2003, November 2003, March 2005, September 2005, September 2006 and September 2007. These costs are being amortized over the lives of these notes. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

(3) A negative amount indicates that our straight-line rent was greater than our actual cash rent collected.

PROPERTY PORTFOLIO INFORMATION

At September 30, 2007, we owned a diversified portfolio:

•	Of 2,181 retail properties;
•	With an occupancy rate of 98.3%, or 2,144 properties occupied of the 2,181 properties in the portfolio;
•	Leased to 110 different retail chains doing business in 30 separate retail industries;
•	Located in 49 states;
•	With over 18.1 million square feet of leasable space; and
•	With an average leasable retail space per property of approximately 8,300 square feet.

In addition to our real estate portfolio at September 30, 2007, our subsidiary, Crest, had invested $78.3 million in 47 retail properties located in 20 states. These properties are classified as held for sale.

At September 30, 2007, 2,134, or 97.8%, of our 2,181 retail properties were leased under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases based on increases in the consumer price index, fixed increases or, to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

Industry Diversification
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
Industries	Ended September 30, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003	Dec 31, 2002	Dec 31, 2001
Apparel stores	1.2%	1.7%	1.6%	1.8%	2.1%	2.3%	2.4%
Automotive collision services	1.1	1.3	1.3	1.0	0.3	--	--
Automotive parts	2.1	2.8	3.4	3.8	4.5	4.9	5.7
Automotive service	5.2	6.9	7.6	7.7	8.3	7.0	5.7
Automotive tire services	7.3	6.1	7.2	7.8	3.1	2.7	2.6
Book stores	0.2	0.2	0.3	0.3	0.4	0.4	0.4
Business services	*	0.1	0.1	0.1	0.1	0.1	0.1
Child care	8.3	10.3	12.7	14.4	17.8	20.8	23.9
Consumer electronics	0.9	1.1	1.3	2.1	3.0	3.3	4.0
Convenience stores	14.1	16.1	18.7	19.2	13.3	9.1	8.4
Crafts and novelties	0.3	0.4	0.4	0.5	0.6	0.4	0.4
Distribution and office	0.6	--	--	--	--	--	--
Drug stores	2.7	2.9	2.8	0.1	0.2	0.2	0.2
Entertainment	1.4	1.6	2.1	2.3	2.6	2.3	1.8
Equipment rental services	0.2	0.2	0.4	0.3	0.2	--	--
Financial services	0.2	0.1	0.1	0.1	--	--	--
General merchandise	0.7	0.6	0.5	0.4	0.5	0.5	0.6
Grocery stores	0.7	0.7	0.7	0.8	0.4	0.5	0.6
Health and fitness	5.3	4.3	3.7	4.0	3.8	3.8	3.6
Home furnishings	2.6	3.1	3.7	4.1	4.9	5.4	6.0
Home improvement	2.1	3.4	1.1	1.0	1.1	1.2	1.3
Motor vehicle dealerships	3.3	3.4	2.6	0.6	--	--	--
Office supplies	1.1	1.3	1.5	1.6	1.9	2.1	2.2
Pet supplies and services	0.9	1.1	1.3	1.4	1.7	1.7	1.6
Private education	0.8	0.8	0.8	1.1	1.2	1.3	1.5
Restaurants	21.0	11.9	9.4	9.7	11.8	13.5	12.2
Shoe stores	--	--	0.3	0.3	0.9	0.8	0.7
Sporting goods	2.6	2.9	3.4	3.4	3.8	4.1	0.9
Theaters	8.9	9.6	5.2	3.5	4.1	3.9	4.3
Travel plazas	0.2	0.3	0.3	0.4	0.3	--	--
Video rental	1.7	2.1	2.5	2.8	3.3	3.3	3.7
Other	2.3	2.7	3.0	3.4	3.8	4.4	5.2
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

* Less than 0.1%

(1) Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified to discontinued operations.

Service Category Diversification
The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at September 30, 2007, classified according to the retail business types and the level of services they provide (dollars in thousands):
Industry	Number of Properties	Rental Revenue for the Quarter Ended September 30, 2007(1)	Percentage of Rental Revenue
Tenants Providing Services
Automotive collision services	13	$825	1.1%
Automotive service	237	3,782	5.2
Child care	268	6,072	8.3
Entertainment	8	986	1.4
Equipment rental services	2	150	0.2
Financial services	5	113	0.2
Health and fitness	26	3,882	5.3
Private education	6	576	0.8
Theaters	31	6,514	8.9
Other	11	1,642	2.3
	607	24,542	33.7
Tenants Selling Goods and Services
Automotive parts (with installation)	30	583	0.8
Automotive tire services	149	5,283	7.3
Business services	1	32	*
Convenience stores	425	10,229	14.1
Distribution and office	3	446	0.6
Home improvement	1	57	0.1
Motor vehicle dealerships	20	2,375	3.3
Pet supplies and services	9	607	0.8
Restaurants	639	15,313	21.0
Travel plazas	1	170	0.2
Video rental	34	1,254	1.7
	1,312	36,349	49.9
Tenants Selling Goods
Apparel stores	6	883	1.2
Automotive parts	70	958	1.3
Book stores	2	156	0.2
Consumer electronics	16	683	0.9
Crafts and novelties	4	215	0.3
Drug stores	34	1,941	2.7
General merchandise	24	481	0.7
Grocery stores	8	536	0.7
Home furnishings	42	1,895	2.6
Home improvement	30	1,477	2.0
Office supplies	10	791	1.1
Pet supplies	2	37	0.1
Sporting goods	14	1,865	2.6
	262	11,918	16.4
Totals	2,181	$72,809	100.0%
* Less than 0.1%
(1) Includes rental revenue for all properties owned by Realty Income at September 30, 2007, including revenue from properties reclassified to discontinued operations of $15.

Lease Expirations
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) regarding the timing of the lease term expirations (excluding extension options) on our 2,134 net leased, single-tenant retail properties as of September 30, 2007 (dollars in thousands):

	Total Portfolio			Initial Expirations(3)			Subsequent Expirations(4)
Year	Total Number of Leases Expiring(1)	Rental Revenue for the Quarter Ended 9/30/07(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 9/30/07	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 9/30/07	% of Total Rental Revenue
2007	55	$971	1.4%	33	$605	0.9%	22	$366	0.5%
2008	115	2,436	3.5	60	1,386	2.0	55	1,050	1.5
2009	119	2,601	3.7	37	886	1.3	82	1,715	2.4
2010	75	1,561	2.2	33	817	1.2	42	744	1.0
2011	80	2,356	3.3	36	1,365	1.9	44	991	1.4
2012	94	2,290	3.2	74	1,919	2.7	20	371	0.5
2013	79	3,494	5.0	70	3,270	4.7	9	224	0.3
2014	48	2,039	2.9	35	1,738	2.5	13	301	0.4
2015	90	1,818	2.6	65	1,237	1.8	25	581	0.8
2016	112	1,905	2.7	111	1,880	2.7	1	25	*
2017	45	1,795	2.5	40	1,708	2.4	5	87	0.1
2018	24	1,023	1.5	24	1,023	1.5	--	--	--
2019	94	4,650	6.6	93	4,456	6.3	1	194	0.3
2020	81	3,087	4.4	78	3,024	4.3	3	63	0.1
2021	149	5,648	8.0	148	5,594	7.9	1	54	0.1
2022	99	2,933	4.2	99	2,933	4.2	--	--	--
2023	238	6,493	9.2	237	6,468	9.2	1	25	*
2024	63	1,838	2.6	63	1,838	2.6	--	--	--
2025	76	6,409	9.1	72	6,344	9.0	4	65	0.1
2026	216	11,208	15.9	214	11,151	15.8	2	57	0.1
2027	96	1,626	2.3	96	1,626	2.3	--	--	--
2028	36	514	0.7	35	506	0.7	1	8	*
2029	27	454	0.6	27	454	0.6	--	--	--
2030	13	411	0.6	13	411	0.6	--	--	--
2031	1	18	*	1	18	*	--	--	--
2032	1	6	*	1	6	*	--	--	--
2033	3	357	0.5	3	357	0.5	--	--	--
2034	2	230	0.3	2	230	0.3	--	--	--
2037	2	341	0.5	2	341	0.5	--	--	--
2043	1	13	*	--	--	--	1	13	*
Totals	2,134	$70,525	100.0%	1,802	$63,591	90.4%	332	$6,934	9.6%

*Less than 0.1%

(1) Excludes ten multi-tenant properties and 37 vacant unleased properties, one of which is a multi-tenant property.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2) Includes rental revenue of $15 from properties reclassified to discontinued operations and excludes revenue of $2,284 from ten multi-tenant properties and from 37 vacant and unleased properties at September 30, 2007.

(3) Represents leases to the initial tenant of the property that are expiring for the first time.
(4) Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification
The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of September 30, 2007 (dollars in thousands):
State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended September 30, 2007(1)	Percentage of Rental Revenue
Alabama	60	100%	410,900	$1,898	2.6%
Alaska	2	100	128,500	277	0.4
Arizona	79	99	394,100	2,168	3.0
Arkansas	15	100	94,500	411	0.6
California	62	98	1,107,200	3,990	5.5
Colorado	54	98	451,000	1,787	2.5
Connecticut	25	100	278,900	1,132	1.6
Delaware	16	100	31,500	332	0.5
Florida	167	99	1,451,700	6,342	8.7
Georgia	131	98	924,200	3,941	5.4
Idaho	14	100	91,900	387	0.5
Illinois	71	100	853,300	3,787	5.2
Indiana	80	98	683,200	2,868	3.9
Iowa	19	95	138,700	449	0.6
Kansas	33	94	573,500	1,036	1.4
Kentucky	22	100	111,500	687	0.9
Louisiana	33	100	190,400	965	1.3
Maine	2	100	8,000	13	*
Maryland	28	100	256,200	1,417	1.9
Massachusetts	68	100	585,400	1,581	2.2
Michigan	22	100	165,200	696	1.0
Minnesota	21	100	392,100	1,263	1.7
Mississippi	70	97	353,800	1,453	2.0
Missouri	62	98	640,100	2,116	2.9
Montana	2	100	30,000	74	0.1
Nebraska	19	100	196,300	615	0.8
Nevada	15	100	191,000	838	1.2
New Hampshire	14	100	109,900	447	0.6
New Jersey	35	100	261,700	1,747	2.4
New Mexico	8	100	56,400	154	0.2
New York	44	98	508,100	2,288	3.1
North Carolina	61	98	441,100	2,032	2.8
North Dakota	6	100	36,600	55	0.1
Ohio	128	100	813,900	3,045	4.2
Oklahoma	25	100	145,900	600	0.8
Oregon	18	94	289,100	805	1.1
Pennsylvania	94	100	592,800	2,730	3.7
Rhode Island	4	100	14,500	52	0.1
South Carolina	59	98	250,700	1,522	2.1
South Dakota	9	100	24,900	97	0.1
Tennessee	126	99	608,800	2,961	4.1
Texas	217	96	2,287,600	7,760	10.7
Utah	6	67	35,100	93	0.1
Vermont	4	100	12,700	59	0.1
Virginia	74	100	511,300	2,689	3.7
Washington	37	89	240,800	693	1.0
West Virginia	2	50	23,200	44	0.1
Wisconsin	17	94	157,400	395	0.5
Wyoming	1	100	4,200	18	*
Totals/Average	2,181	98%	18,159,800	$72,809	100.0%

* Less than 0.1%
(1) Includes rental revenue for all properties owned by Realty Income at September 30, 2007, including revenue from properties reclassified to discontinued operations of $15.

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

Approximately 97.8%, or 2,134, of the 2,181 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB statement No. 115. Although adoption is not required, Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We have elected not to use the fair value measurement provisions of Statement No. 159.

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

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at September 30, 2007. We do not enter into any derivative transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents by year of expected maturity, the principal amounts, average interest rates, fair values as of September 30, 2007.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2007	$--	--	$--	--
2008(1)(2)	100.0	8.25%	--	--
2009(3)	20.0	8.00%	--	--
2010	--	--	--	--
2011	--	--	--	--
Thereafter(4)	1,350.0	6.10%	--	--
Totals	$1,470.0	6.28%	$--	--%
Fair Value(5)	$1,425.3		$--

(1) $100 million matures in November 2008.
(2) The credit facility expires in October 2008. There was no outstanding credit facility balance as of September 30, 2007 and October 25, 2007.
(3) $20 million matures in January 2009.

(4) $100 million matures in March 2013, $150 million matures in November 2015, $275 million matures in September 2016, $175 million matures in September 2017, $550 million matures in August 2019 and $100 million matures in March 2035.

(5) We base the fair value of the fixed rate debt at September 30, 2007 on the closing market price or indicative price per each note.

The table incorporates only those exposures that exist as of September 30, 2007. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates.  Our credit facility balance is variable.  At September 30, 2007, our credit facility balance was zero; however, we intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $50 million, a 1% change in interest rates would change our interest costs by $500,000 per year.

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

As required of and for the quarter ended September 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K, with the exception of the following:

Recent disruptions in the financial markets could affect our ability to obtain debt financing on reasonable terms and have other adverse effects on us.

The United States credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing at reasonable terms, which may negatively affect our ability to make acquisitions. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock. These disruptions in the financial markets may have other adverse effects on us or the economy generally.

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

Instruments defining the rights of security holders, including indentures

4.1	Pricing Committee Resolutions (filed as exhibit 4.2 to the Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).
4.2	Form of 8 1/4% Notes due 2008 (filed as exhibit 4.3 to Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).
4.3	Indenture dated as of October 28, 1998 between the Company and The Bank of New York (filed as exhibit 4.1 to the Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).
4.4	Pricing Committee Resolutions and Form of 8% Notes due 2009 (filed as exhibit 4.2 to the Company’s Form 8-K, dated January 21, 1999 and incorporated herein by reference).
4.5	Form of 5 3/8% Senior Notes due 2013 (filed as exhibit 4.2 to the Company’s Form 8-K, dated March 5, 2003 and incorporated herein by reference).
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

4.15	Form of 6 3/4% Notes due 2019 (filed as exhibit 4.2 to Company’s Form 8-K, dated August 30, 2007 and incorporated herein by reference).
4.16
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Trust Company, N.A., as Trustee, establishing a series of securities entitled 6 3/4% Senior Notes due 2019 (filed as exhibit 4.3 to the Company’s Form 8-K, dated August 30, 2007 and incorporated herein by reference).

Material Contracts

10.1
Amendment dated May 15, 2007 to our Amended and Restated 2003 Stock Incentive Award Plan of Realty Income Corporation (filed as exhibit 10.1 to the Company’s Form 10-Q, dated June 30, 2007 and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement (filed as exhibit 10.2 to the Company’s Form 10-Q, dated June 30, 2007 and incorporated herein by reference).

Certifications

* 31.1	Section 302 Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.
* 31.2	Section 302 Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
* 32	Section 906 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION
Date: October 31, 2007	/s/ GREGORY J. FAHEY
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)