Form 10-K
period 2007-12-31
REALTY INCOME CORP
filed 2008-02-15
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

Commission File Number 1-13374

REALTY INCOME CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

600 La Terraza Boulevard, Escondido, California  92025
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (760) 741-2111

Securities registered pursuant to Section 12 (b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock, $1.00 Par Value Class D Preferred Stock, $1.00 Par Value Class E Preferred Stock, $1.00 Par Value 8.25% Monthly Income Senior Notes, due 2008	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

At June 30, 2007, the aggregate market value of the Registrant’s shares of common stock, $1.00 par value, held by non-affiliates of the Registrant was $2.5 billion, at the New York Stock Exchange (“NYSE”) closing price of $25.19.

At February 1, 2008, the number of shares of common stock outstanding was 101,286,217, the number of Class D preferred stock outstanding was 5,100,000, the number of Class E preferred stock outstanding was 8,800,000 and the number of outstanding 8.25% Monthly Income Senior Notes, due 2008, was 4,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Item 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive proxy statement for Realty Income Corporation’s Annual Meeting to be held on May 13, 2008, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

REALTY INCOME CORPORATION

PART I

Item 1:                      Business
THE COMPANY

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT.  Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO per share.  Our monthly distributions are supported by the cash flow from our portfolio of retail properties leased to regional and national retail chains.  We have in-house acquisition, leasing, legal, retail and real estate research, portfolio management and capital markets expertise. Over the past 38 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term lease agreements (primarily 15 to 20 years).

In addition, we seek to increase distributions to common stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. Our portfolio management focus includes:

•	Contractual rent increases on existing leases;
•	Rent increases at the termination of existing leases, when market conditions permit; and
•	The active management of our property portfolio, including re-leasing vacant properties and selectively selling properties.

In acquiring additional properties, we adhere to a focused strategy of primarily acquiring properties that are:

•	Freestanding, single-tenant, retail locations;
•	Leased to regional and national retail chains; and
•	Leased under long-term, net-lease agreements.

At December 31, 2007, we owned a diversified portfolio:

•	Of 2,270 retail properties;
•	With an occupancy rate of 97.9%, or 2,222 properties occupied of the 2,270 properties in the portfolio;
•	With only 48 properties available for lease;
•	Leased to 115 different retail chains doing business in 30 separate retail industries;
•	Located in 49 states;
•	With over 18.5 million square feet of leasable space; and
•	With an average leasable retail space per property of approximately 8,150 square feet.

Of the 2,270 properties in the portfolio, 2,259, or 99.5%, are single-tenant, retail properties and the remaining 11 are multi-tenant, distribution and office properties. At December 31, 2007, 2,212 of the 2,259 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 13.0 years.

In addition, at December 31, 2007, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”), had invested $56.2 million in 30 properties, which are classified as held for sale.  Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

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

We commenced operations as a REIT on August 15, 1994 through the merger of 25 public and private real estate limited partnerships with and into us. Each of the partnerships was formed between 1970 and 1989 for the purpose of acquiring and managing long-term, net-leased properties.

The eight senior officers of Realty Income owned 1.3% of our outstanding common stock with a market value of $33.2 million at February 1, 2008. The directors and eight senior officers of Realty Income, as a group, owned 2.5% of our outstanding common stock with a market value of $64.6 million at February 1, 2008.

Our common stock is listed on The New York Stock Exchange (“NYSE”) under the ticker symbol “O” with a cusip number of 756109-104. Our central index key number is 726728.

Our Class D cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol “OprD” with a cusip number is 756109-609.

Our Class E cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol “OprE” with a cusip number is 756109-708.

Realty Income’s 8.25% Monthly Income Senior Notes due 2008 are listed on the NYSE under the ticker symbol “OUI” with a cusip number of 756109-203.

In February 2008, we had 75 permanent employees as compared to 70 permanent employees in February 2007.

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

RECENT DEVELOPMENTS

Increases in Monthly Distributions to Common Stockholders
We continue our 38-year policy of paying distributions monthly.  Monthly distributions per share were increased in April 2007 by $0.000625 to $0.127125, in July 2007 by $0.000625 to $0.12775, in September 2007 by $0.00775 to $0.1355, in October 2007 by $0.000625 to $0.136125 and in January 2008 by $0.000625 to $0.13675.  The increase in January 2008 was our 41st consecutive quarterly increase and the 47th increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In 2007, we paid the following monthly cash distributions per share: three in the amount of $0.1265, three in the amount of $0.127125, two in the amount of $0.12775, one in the amount of $0.1355 and three in the amount of $0.136125, totaling $1.56025. In December 2007 and January 2008, we declared distributions of $0.13675 per share, which were paid in January 2008 and will be paid in February 2008, respectively.

The monthly distribution of $0.13675 per share represents a current annualized distribution of $1.641 per share, and an annualized distribution yield of approximately 6.5% based on the last reported sale price of our common stock on the NYSE of $25.15 on February 1, 2008. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

Acquisitions During 2007
During 2007, Realty Income and Crest invested $533.7 million, in aggregate, in 357 new retail properties and properties under development. These 357 new properties are located in 38 states, will contain over 1.9 million leasable square feet, and are 100% leased with an average lease term of 19.3 years.  As described below, Realty Income acquired 325 properties and Crest acquired 32 properties.

Included in the $533.7 million is $503.8 million invested by Realty Income in 325 new properties and properties under development, with an initial weighted average contractual lease rate of 8.6%. These 325 properties are located in 38 states, will contain over 1.8 million leasable square feet and are 100% leased with an average lease term of 19.2 years.  The 325 new properties acquired by Realty Income are net-leased to 16 different retail chains in the following nine industries: automotive service, automotive tire service, convenience store, distribution and office, drug store, grocery, health and fitness, restaurant, and sporting goods.  Also included in the $533.7 million is $29.9 million invested by Crest in 32 new restaurant properties.

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

Investments in Existing Properties
In 2007, we capitalized costs of $1.9 million on existing properties in our portfolio, consisting of $614,000 for re-leasing costs and $1.3 million for building improvements.

Issuance of 12-Year Senior Unsecured Notes
In September 2007, we issued $550 million in aggregate principal amount of 6.75% senior unsecured notes due 2019 (the “2019 Notes”).  The price to the investor for the 2019 Notes was 99.827% of the principal amount for an effective yield of 6.772%.  The net proceeds of approximately $544.4 million from this offering were used to fund certain acquisitions, repay borrowings under our acquisition credit facility and for general corporate purposes.  The remaining net proceeds, which are included in “cash and cash equivalents” on our 2007 consolidated balance sheet, will be used for general corporate purposes, which include additional property acquisitions.  Interest on the 2019 Notes is paid semiannually.

Credit Ratings Upgrade
In April 2007, Moody’s Investors Service upgraded our senior unsecured debt rating to Baa1 from Baa2 and our preferred stock rating to Baa2 from Baa3, with a stable outlook.

Standard & Poor’s MidCap 400 Index
In November 2007, we were added to the Standard & Poor’s (“S&P”) MidCap 400 Index.  The S&P MidCap 400 stock index covers companies with market capitalizations in the range of $1.5 billion to $5.5 billion and is part of a series of S&P indices.

Net Income Available to Common Stockholders
Net income available to common stockholders was $116.2 million in 2007 versus $99.4 million in 2006, an increase of $16.8 million. On a diluted per common share basis, net income was $1.16 per share in 2007 as compared to $1.11 per share in 2006.

The calculation to determine net income available to common stockholders includes the gain from the sales of properties. The amount of gains varies from period to period and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during 2007 was $3.6 million, as compared to $3.0 million for 2006.

Funds from Operations (FFO)
In 2007, our FFO increased by $33.9 million, or 21.8%, to $189.7 million versus $155.8 million in 2006.  On a diluted per common share basis, FFO was $1.89 in 2007 compared to $1.73 for 2006, an increase of $0.16, or 9.2%.

See our discussion of FFO in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report, which includes a reconciliation of net income available to common stockholders to FFO.

Crest’s Property Sales
During 2007, Crest sold 62 properties from its inventory for an aggregate of $123.6 million, which resulted in a gain of $12.3 million.  Crest’s gains are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Crest’s Property Inventory
Crest’s property inventory at December 31, 2007 totaled $56.2 million.  These properties are included in “real estate held for sale, net” on our consolidated balance sheets.

DISTRIBUTION POLICY

Distributions are paid monthly to our common, Class D preferred and Class E preferred stockholders if, and when, declared by our Board of Directors.

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains). In 2007, our cash distributions totaled $182.2 million, or approximately 113.6% of our estimated REIT taxable income of $160.4 million. Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization. We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Our 2007 cash distributions to common stockholders totaled $157.7 million, representing 83.1% of our funds from operations available to common stockholders of $189.7 million.

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

Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend or that such amounts constitute "qualified dividend income" subject to a reduced tax rate. The maximum tax rate of non-corporate taxpayers for “qualified dividend income” has generally been reduced to 15% (until it “sunsets” or reverts to the provisions of prior law, which under current law will occur with respect to taxable years beginning after December 31, 2010). In general, dividends payable by REITs are not eligible for the reduced tax rate on corporate dividends, except to the extent the REIT’s dividends are attributable to dividends received from taxable corporations (such as our taxable REIT subsidiary, Crest), to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year) or, as discussed above, dividends properly designated by us as “capital gain dividends.” Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction in the stockholders’ basis in their stock. Distributions above that basis, generally, will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 11.2% of the distributions to our common stockholders, made or deemed to have been made in 2007, were classified as a return of capital for federal income tax purposes. We are unable to predict the portion of future distributions that may be classified as a return of capital.

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

Realty Income primarily focuses on acquiring properties leased to middle market retail chains that we believe are attractive for investment because:

•	They generally have overcome many of the operational and managerial obstacles that can adversely affect venture retailers;
•	They typically require capital to fund expansion but have more limited financing options than upper market retail chains;
•	They generally have provided us with attractive risk-adjusted returns over time since their financial strength has, in many cases, tended to improve as their businesses have matured;
•	Their relatively large size allows them to spread corporate expenses across a greater number of stores; and
•	Middle market retailers typically have the critical mass to survive if a number of locations are closed due to underperformance.

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

Historically, our investment focus has been on retail industries that have a service component because we believe the lease revenue from these types of businesses is more stable. Because of this investment focus, for the quarter ended December 31, 2007, approximately 84.5% of our rental revenue was derived from retailers with a service component in their business. Furthermore, we believe these service-oriented businesses would be difficult to duplicate over the Internet and that our properties continue to perform well relative to competition from Internet businesses.

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

In order to qualify for inclusion in our portfolio, new property acquisitions must meet stringent investment and credit requirements. The properties must generate attractive current yields and the tenant must meet our credit profile.  We have established a three-part analysis that examines each potential investment based on:

•	Industry, company, market conditions and credit profile;
•	Store profitability, if profitability data is available; and
•	Overall real estate characteristics, including property value and comparative rental rates.

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

Acquisition Strategy
We seek to invest in industries in which several, well-organized, regional and national retail chains are capturing market share through service, quality control, economies of scale, advertising and the selection of prime retail locations. We execute our acquisition strategy by acting as a source of capital to regional and national retail chain store owners and operators, doing business in a variety of industries, by acquiring and leasing back retail store locations. We undertake thorough research and analysis to identify appropriate industries, tenants and property locations for investment. Our research expertise is instrumental to uncovering net-lease opportunities in markets where our real estate financing program adds value. In selecting real estate for potential investment, we generally seek to acquire properties that have the following characteristics:

•	Freestanding, commercially-zoned property with a single tenant;
•	Properties that are important retail locations for regional and national retail chains;
•	Properties that we deem to be profitable for the retailers;
•	Properties that are located within attractive demographic areas relative to the business of their tenants, with high visibility and easy access to major thoroughfares; and
•	Properties that can be purchased with the simultaneous execution or assumption of long-term, net-lease agreements, offering both current income and the potential for rent increases.

Portfolio Management Strategy
The active management of the property portfolio is an essential component of our long-term strategy. We continually monitor our portfolio for any changes that could affect the performance of the industries, tenants and locations in which we have invested. We also regularly analyze our portfolio with a view toward optimizing its returns and enhancing its credit quality. Our executives review industry research, tenant research, property due diligence and significant portfolio management activities. This monitoring typically includes regular review and analysis of:

•	The performance of various retail industries; and
•	The operation, management, business planning and financial condition of the tenants.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sales proceeds will generate higher returns, enhance the credit quality of our real estate portfolio, or extend our average remaining lease term. At December 31, 2007, we classified real estate owned by Crest with a carrying amount of $56.2 million as held for sale on our balance sheet.  Additionally, we anticipate selling investment properties in our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months.  We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

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

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At February 1, 2008, our total outstanding credit facility borrowings and outstanding notes were $1.47 billion, or approximately 33.7% of our total market capitalization of $4.36 billion.

We define our total market capitalization at February 1, 2008 as the sum of:

•	Shares of our common stock outstanding of 101,286,217 multiplied by the last reported sales price of our common stock on the NYSE of $25.15 per share on February 1, 2008, or $2.55 billion;
•	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
•	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million; and
•	Outstanding notes of $1.47 billion.

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that common stock should be the majority of our capital structure, however, we may issue additional preferred stock or debt securities from time to time. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at terms that are acceptable to us.

$300 Million Acquisition Credit Facility
We have a $300 million revolving, unsecured credit facility that expires in October 2008. In April 2007, Moody’s Investors Service upgraded our credit ratings.  Effective May 2007, our  investment grade credit ratings provided for financing under the credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 60 basis points with a facility commitment fee of 15 basis points, for all-in drawn pricing of 75 basis points over LIBOR.  At February 1, 2008, we had a borrowing capacity of $300 million available on our credit facility and no outstanding balance.

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

We regularly review our credit facility and may seek to extend, renew or replace our credit facility, to the extent we deem appropriate. We have the right to extend the credit facility for an additional term of one year (to October 2009).

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

Credit Agency Ratings
We are currently assigned investment grade corporate credit ratings, on our senior unsecured notes.  Fitch Ratings has assigned a rating of BBB+, Moody’s Investors Service has assigned a rating of Baa1 and Standard & Poor’s Ratings Group has assigned a rating of BBB to our senior notes.  The rating by Standard & Poor’s has a “positive” outlook and the ratings by Fitch and Moody’s have “stable” outlooks.

We have also been assigned investment grade credit ratings on our preferred stock. Fitch Ratings has assigned a rating of BBB, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BBB- to our preferred stock.  The rating by Standard & Poor’s has a “positive” outlook and the ratings by Fitch and Moody’s have “stable” outlooks.

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

Mortgage Debt
We have no mortgage debt on any of our properties.

No Off-Balance Sheet Arrangements or Unconsolidated Investments
We have no unconsolidated or off-balance sheet investments in “variable interest entities” or off-balance sheet financing, nor do we engage in trading activities involving energy or commodity contracts or other derivative instruments.

As we have no joint ventures, off-balance sheet entities, or mandatory redeemable preferred stock, our current financial position or results of operations are not affected by Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities and Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

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

•
Diversification:  Diversification of the portfolio by retail industry type, tenant, and geographic location is key to our objective of providing predictable investment results for our stockholders, therefore further diversification of our portfolio is a continuing objective. At December 31, 2007, our retail property portfolio consisted of 2,270 properties located in 49 states, leased to 115 retail chains doing business in 30 industry segments. Each of the 30 industry segments, represented in our property portfolio, individually accounted for no more than 24.2% of our rental revenue for the quarter ended December 31, 2007.

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

PROPERTIES

At December 31, 2007, we owned a diversified portfolio:

•	Of 2,270 retail properties;
•	With an occupancy rate of 97.9%, or 2,222 properties occupied of the 2,270 properties in the portfolio;
•	With only 48 properties available for lease;
•	Leased to 115 different retail chains doing business in 30 separate retail industries;
•	Located in 49 states;
•	With over 18.5 million square feet of leasable space; and
•	With an average leasable retail space per property of approximately 8,150 square feet.

In addition to our real estate portfolio, our subsidiary, Crest had invested $56.2 million in 30 properties located in 14 states at December 31, 2007. These properties are classified as held for sale.

At December 31, 2007, 2,212, or 97.4%, of our 2,270 retail properties were leased under net-lease agreements. Net leases typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases based on increases in the consumer price index, fixed increases or, to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

Industry Diversification
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
Industries	Ended December 31, 2007	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003	Dec 31, 2002
Apparel stores	1.1%	1.2%	1.7%	1.6%	1.8%	2.1%	2.3%
Automotive collision services	1.1	1.1	1.3	1.3	1.0	0.3	--
Automotive parts	2.0	2.1	2.8	3.4	3.8	4.5	4.9
Automotive service	5.0	5.2	6.9	7.6	7.7	8.3	7.0
Automotive tire services	6.9	7.3	6.1	7.2	7.8	3.1	2.7
Book stores	0.2	0.2	0.2	0.3	0.3	0.4	0.4
Business services	*	0.1	0.1	0.1	0.1	0.1	0.1
Child care	7.7	8.4	10.3	12.7	14.4	17.8	20.8
Consumer electronics	0.9	0.9	1.1	1.3	2.1	3.0	3.3
Convenience stores	14.1	14.0	16.1	18.7	19.2	13.3	9.1
Crafts and novelties	0.3	0.3	0.4	0.4	0.5	0.6	0.4
Distribution and office	1.1	0.6	--	--	--	--	--
Drug stores	2.6	2.7	2.9	2.8	0.1	0.2	0.2
Entertainment	1.3	1.4	1.6	2.1	2.3	2.6	2.3
Equipment rental services	0.2	0.2	0.2	0.4	0.3	0.2	--
Financial services	0.2	0.2	0.1	0.1	0.1	--	--
General merchandise	0.7	0.7	0.6	0.5	0.4	0.5	0.5
Grocery stores	0.7	0.7	0.7	0.7	0.8	0.4	0.5
Health and fitness	5.3	5.1	4.3	3.7	4.0	3.8	3.8
Home furnishings	2.4	2.6	3.1	3.7	4.1	4.9	5.4
Home improvement	2.0	2.1	3.4	1.1	1.0	1.1	1.2
Motor vehicle dealerships	3.0	3.1	3.4	2.6	0.6	--	--
Office supplies	1.0	1.1	1.3	1.5	1.6	1.9	2.1
Pet supplies and services	0.8	0.9	1.1	1.3	1.4	1.7	1.7
Private education	0.7	0.8	0.8	0.8	1.1	1.2	1.3
Restaurants	24.2	21.2	11.9	9.4	9.7	11.8	13.5
Shoe stores	--	--	--	0.3	0.3	0.9	0.8
Sporting goods	2.4	2.6	2.9	3.4	3.4	3.8	4.1
Theaters	8.4	9.0	9.6	5.2	3.5	4.1	3.9
Travel plazas	0.2	0.2	0.3	0.3	0.4	0.3	--
Video rental	1.4	1.7	2.1	2.5	2.8	3.3	3.3
Other	2.1	2.3	2.7	3.0	3.4	3.8	4.4
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

* Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified to discontinued operations.

Service Category Diversification
The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at December 31, 2007, classified according to the retail business types and the level of services they provide (dollars in thousands):

Industry	Number of Properties	Rental Revenue for the Quarter Ended December 31, 2007	Percentage of Revenue
Tenants Providing Services
Automotive collision services	13	$825	1.1%
Automotive service	237	3,921	5.0
Child care	265	5,970	7.7
Entertainment	8	999	1.3
Equipment rental services	2	150	0.2
Financial services	8	132	0.2
Health and fitness	26	4,105	5.3
Private education	6	576	0.7
Theaters	31	6,578	8.4
Other	13	1,652	2.1
	609	24,908	32.0
Tenants Selling Goods and Services
Automotive parts (with installation)	30	583	0.7
Automotive tire services	153	5,387	6.9
Business services	2	37	*
Convenience stores	489	11,000	14.1
Distribution and office	3	827	1.1
Home improvement	1	57	0.1
Motor vehicle dealerships	19	2,323	3.0
Pet supplies and services	9	607	0.8
Restaurants	663	18,847	24.2
Travel plazas	1	170	0.2
Video rental	34	1,102	1.4
	1,404	40,940	52.5
Tenants Selling Goods
Apparel stores	6	883	1.1
Automotive parts	59	1,004	1.3
Book stores	2	156	0.2
Consumer electronics	15	683	0.9
Crafts and novelties	4	215	0.3
Drug stores	39	2,007	2.6
General merchandise	25	556	0.7
Grocery stores	8	552	0.7
Home furnishings	42	1,897	2.4
Home improvement	31	1,451	1.9
Office supplies	10	789	1.0
Pet supplies	2	37	*
Sporting goods	14	1,874	2.4
	257	12,104	15.5
Totals	2,270	$77,952	100.0%

* Less than 0.1%

Lease Expirations
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) regarding the timing of the lease term expirations (excluding extension options) on our 2,212 net leased, single-tenant retail properties as of December 31, 2007 (dollars in thousands):

	Total Portfolio			Initial Expirations(3)			Subsequent Expirations(4)
Year	Total Number of Leases Expiring(1)	Rental Revenue for the Quarter Ended 12/31/07(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 12/31/07	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 12/31/07	% of Total Rental Revenue
2008	144	$3,023	4.0%	70	$1,594	2.1%	74	$1,429	1.9%
2009	120	2,664	3.5	37	880	1.1	83	1,784	2.4
2010	78	1,553	2.1	34	789	1.1	44	764	1.0
2011	80	2,377	3.2	36	1,368	1.8	44	1,009	1.4
2012	101	2,425	3.2	80	2,011	2.7	21	414	0.5
2013	77	3,456	4.6	67	3,205	4.3	10	251	0.3
2014	47	1,968	2.6	34	1,714	2.3	13	254	0.3
2015	90	1,810	2.4	65	1,250	1.7	25	560	0.7
2016	112	1,909	2.5	111	1,883	2.5	1	26	*
2017	50	1,956	2.6	45	1,870	2.5	5	86	0.1
2018	24	1,093	1.5	24	1,093	1.5	--	--	--
2019	95	4,675	6.2	94	4,481	5.9	1	194	0.3
2020	82	2,980	4.0	79	2,916	3.9	3	64	0.1
2021	149	5,843	7.8	148	5,788	7.7	1	55	0.1
2022	104	3,033	4.0	103	2,985	4.0	1	48	*
2023	240	6,760	9.0	239	6,735	9.0	1	25	*
2024	64	1,919	2.5	64	1,919	2.5	--	--	--
2025	76	6,329	8.4	72	6,264	8.3	4	65	0.1
2026	217	11,719	15.6	215	11,664	15.5	2	55	0.1
2027	159	3,903	5.2	159	3,903	5.2	--	--	--
2028	44	1,262	1.7	43	1,260	1.7	1	2	*
2029	35	858	1.1	35	858	1.1	--	--	--
2030	14	714	0.9	14	714	0.9	--	--	--
2031	1	51	0.1	1	51	0.1	--	--	--
2032	1	17	*	1	17	*	--	--	--
2033	3	357	0.5	3	357	0.5	--	--	--
2034	2	230	0.3	2	230	0.3	--	--	--
2037	2	354	0.5	2	354	0.5	--	--	--
2043	1	13	*	--	--	--	1	13	*
Totals	2,212	$75,251	100.0%	1,877	$68,153	90.7%	335	$7,098	9.3%

*Less than 0.1%

(1)
Excludes ten multi-tenant properties and 48 vacant unleased properties, one of which is a multi-tenant property.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)	Excludes revenue of $2,701 from ten multi-tenant properties and from 48 vacant and unleased properties at December 31, 2007.
(3)	Represents leases to the initial tenant of the property that are expiring for the first time.
(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification
The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of December 31, 2007 (dollars in thousands):

State (49)	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended December 31, 2007	Percentage of Rental Revenue
Alabama	61	98%	413,700	$1,885	2.4%
Alaska	2	100	128,500	277	0.4
Arizona	79	99	394,100	2,426	3.1
Arkansas	18	100	98,500	436	0.6
California	63	98	1,124,700	4,072	5.2
Colorado	54	98	451,000	1,943	2.5
Connecticut	26	100	282,300	1,324	1.7
Delaware	17	100	33,300	372	0.5
Florida	168	98	1,450,800	6,706	8.6
Georgia	132	98	926,900	3,972	5.1
Idaho	14	100	91,900	373	0.5
Illinois	74	99	867,600	4,076	5.2
Indiana	82	98	694,400	2,971	3.8
Iowa	20	95	140,900	439	0.6
Kansas	33	97	573,500	1,109	1.4
Kentucky	22	100	111,500	701	0.9
Louisiana	33	100	190,400	970	1.2
Maine	3	100	22,500	54	0.1
Maryland	28	100	256,500	1,470	1.9
Massachusetts	69	100	587,900	2,586	3.3
Michigan	51	100	246,200	1,235	1.6
Minnesota	21	100	392,100	1,328	1.7
Mississippi	72	97	359,600	1,482	1.9
Missouri	62	98	640,100	2,121	2.7
Montana	2	100	30,000	77	0.1
Nebraska	19	100	196,300	630	0.8
Nevada	15	100	191,000	847	1.1
New Hampshire	14	100	109,900	544	0.7
New Jersey	36	100	266,100	1,905	2.4
New Mexico	8	100	56,400	193	0.2
New York	44	95	508,100	2,544	3.3
North Carolina	63	98	454,400	2,098	2.7
North Dakota	6	100	36,600	71	0.1
Ohio	128	97	813,900	3,044	3.9
Oklahoma	25	100	145,900	609	0.8
Oregon	18	94	289,100	858	1.1
Pennsylvania	97	100	630,000	2,940	3.8
Rhode Island	4	100	14,500	87	0.1
South Carolina	59	98	250,700	1,569	2.0
South Dakota	9	100	24,900	100	0.1
Tennessee	135	99	635,500	3,018	3.9
Texas	215	94	2,282,500	7,950	10.2
Utah	6	83	35,100	91	0.1
Vermont	4	100	12,700	122	0.1
Virginia	103	100	622,400	3,085	4.0
Washington	36	89	235,100	756	1.0
West Virginia	2	50	23,200	45	0.1
Wisconsin	17	94	157,400	409	0.5
Wyoming	1	100	4,200	32	*
Totals/Average	2,270	98%	18,504,800	$77,952	100.0%

* Less than 0.1%

Description of Leasing Structure
At December 31, 2007, 2,212 single tenant and certain other retail properties, or 97.4%, of our 2,270 properties were net leased. In most cases, the leases:

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

Matters Pertaining to Certain Properties and Tenants
Of the 48 properties available for lease or sale at December 31, 2007, all are single-tenant properties except one.  As of February 1, 2008, transactions to lease or sell 17 of the 48 properties were underway or completed.  At December 31, 2007, 25 of our properties under lease were unoccupied and available for sublease by the tenants, all of which were current with their rent and other obligations.  During 2007, each of our tenants accounted for less than 10% of our rental revenue.

For 2007, our tenants in the convenience store and restaurant industries accounted for approximately 14.0% and 21.2%, respectively, of our rental revenue.  A downturn in any of these industries, whether nationwide or limited to specific sectors of the United States, could adversely affect tenants in these industries, which in turn could have a material adverse affect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock and preferred stock.  Individually, each of the other industries in our property portfolio accounted for less than 10% of our rental revenue for 2007.

In addition, a substantial number of our properties are leased to middle-market retail chains that generally have more limited financial and other resources than certain upper-market retail chains, and therefore they are more likely to be adversely affected by a downturn in their respective businesses or in the regional or national economy.  Some of our tenants have incurred substantial debt and therefore are more likely to be adversely affected by a downturn in their respective businesses.

Realty Income owns 116 properties and Crest owns three properties, all leased to subsidiaries of Buffets, Inc. (Buffets) and guaranteed by Buffets.  Buffets is a subsidiary of Buffets Holding, Inc. (“Buffets Holdings”). On January 22, 2008, Buffets Holdings, together with each of its subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  As of February 12, 2008, Buffets’ lease payments to us are current.  Based on our analysis of the Buffets’ locations owned by Realty Income, we believe that the Chapter 11 filing will not have a material adverse affect on our operations or financial position.

Certain Properties Under Development
Of the 325 properties Realty Income acquired in 2007, four were development properties, all of which were occupied at December 31, 2007.  In the case of development properties, we either enter into an agreement with a retail chain where the retailer retains a contractor to construct the building and we fund the costs of that development, or we fund a developer who constructs the building. In either case, there is an executed lease with a retail tenant at the time of the land purchase (with a fixed rent commencement date) and there is a requirement to complete the construction in a timely basis and within a specific budget, typically within eight months after we purchase the land. The tenant or developer generally is required to pay construction cost overruns to the extent that they exceed the construction budget by more than a predetermined amount. We also enter into a lease with the tenant at the time we purchase the land, which generally requires the tenant to begin paying base rent when the store opens for business. The base rent is calculated by multiplying a predetermined capitalization rate by our total investment in the property including the land cost for the property, construction costs and capitalized interest.  Crest did not acquire any development property in 2007.  Both Realty Income and Crest will continue to pursue development opportunities under similar arrangements in the future.

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

Further, the occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from that tenant’s lease or leases.  In addition, a bankruptcy court might authorize the tenant to terminate its leases with us.  If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that might be substantially less than the remaining rent we are owed under the leases.  In addition, any claim we have for unpaid past rent, if any, may not be paid in full.

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

It is also possible that some of our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediation of the problem.  When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of mold to which our tenants or their employees could be exposed at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property, which would reduce our cash available for distribution. In addition, exposure to mold by our tenants or others could expose us to liability if property damage or health concerns arise.

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

Our tenants are generally responsible for, and indemnify us against, liabilities for environmental matters that occur on our properties.  For properties that have underground storage tanks, in addition to providing an indemnity in our favor, the tenants generally obtain environmental insurance or rely upon the state funds in the states where these properties are located.

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
We intend to incur additional indebtedness in the future, including borrowings under our $300 million acquisition credit facility.  At February 1, 2008, we had no borrowings outstanding under our $300 million acquisition credit facility and a total of $1.47 billion aggregate principal amount of outstanding unsecured senior debt securities. To the extent that new indebtedness is added to our current debt levels, the related risks that we now face would increase. As a result, we are and will be subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to meet required payments on our debt.  We also face variable interest rate risk as the interest rate on our $300 million credit facility is variable and could therefore increase over time.  We also face the risk that we may be unable to refinance or repay our debt as it comes due. In addition, our $300 million credit facility contains financial covenants that could limit the amount of distributions payable by us on our common stock and preferred stock in the event of deterioration in our results of operations or financial condition, and our $300 million credit facility provides that, in the event of a failure to pay principal of or interest on borrowings there under when due (subject to any applicable grace period), we and our subsidiaries may not pay any dividends on our capital stock, including our outstanding common and preferred stock. If this were to occur, it would likely have a material adverse effect on the market price of our outstanding common and preferred stock and on the value of our debt securities.

Our indebtedness could also have other important consequences to holders of our common and preferred stock, including:

•	Increasing our vulnerability to general adverse economic and industry conditions;
•	Limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•
Requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements;

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

The market value of our capital stock and debt securities could be substantially affected by various factors.
The market value of our capital stock and debt securities will depend on many factors, which may change from time to time, including:

•	Prevailing interest rates, increases in which may have an adverse effect on the market value of our capital stock and our debt securities;
•	The market for similar securities issued by other REITs;
•	General economic and financial market conditions;
•	The financial condition, performance and prospects of us, our tenants and our competitors;
•	Changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry;
•	Changes in our credit ratings; and
•	Actual or anticipated variations in quarterly operating results.

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
Under the terms and conditions of the leases currently in force on our properties, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, tenants are generally required, at the tenant's expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. The insurance policies our tenants are required to maintain for property damage are generally in amounts not less than the full replacement cost of the improvements less slab, foundations, supports and other customarily excluded improvements. Our tenants are generally required to maintain general liability coverage varying between $1,000,000 and $10,000,000 depending on the tenant and the industry in which it operates.

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
Our properties are generally required to comply with the Americans with Disabilities Act of 1990, or the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. The retailers to whom we lease properties are obligated by law to comply with the ADA provisions, and we believe that these retailers may be obligated to cover costs associated with compliance. If required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these retailers to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could materially adversely affect our results of operations or financial condition and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could materially adversely affect our results of operations or financial condition and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders.

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
The United States credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably.  These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and, in certain cases, have resulted in the unavailability of certain types of debt financing.  Continued uncertainty in the credit markets may negatively impact our ability to make acquisitions.  A prolonged downturn in the credit markets could cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.  In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.  These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock.  These disruptions in the financial markets also may have other unknown adverse effects on us or the economy generally.

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

Item 4:                      Submission of Matters to a Vote of Security Holders

No matters were submitted to stockholders during the fourth quarter of the fiscal year.

PART II

Item 5:	Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

A.  Our common stock is traded on the NYSE under the ticker symbol “O.” The following table shows the high and low sales prices per share for our common stock as reported by the NYSE, and distributions declared per share of common stock for the periods indicated.

	Price Per Share
	of Common Stock		Distributions
	High	Low	Declared(1)
2007
First quarter	$30.36	$26.02	$0.380125
Second quarter	29.13	24.53	0.382000
Third quarter	28.79	22.87	0.399375
Fourth quarter	30.70	26.31	0.409000
Total			$1.570500
2006
First quarter	$24.93	$21.57	$0.349375
Second quarter	24.06	21.25	0.351250
Third quarter	25.10	21.65	0.368625
Fourth quarter	28.43	24.40	0.378250
Total			$1.447500

(1) Common stock cash distributions currently are declared monthly by us based on financial results for the prior months.  At December 31, 2007, a distribution of $0.13675 per common share had been declared and was paid in January 2008.

There were 9,356 registered holders of record of our common stock as of December 31, 2007. We estimate that our total number of shareholders is approximately 80,000 when we include both registered and beneficial holders of our common stock.

Item 6:                      Selected Financial Data
(not covered by Report of Independent Registered Public Accounting Firm)

As of or for the years ended December 31,	2007	2006	2005	2004	2003
(dollars in thousands, except for per share data)
Total assets (book value)	$3,077,352	$2,546,508	$1,920,988	$1,442,315	$1,360,257
Cash and cash equivalents	193,101	10,573	65,704	2,141	4,837
Lines of credit and notes payable	1,470,000	920,000	891,700	503,600	506,400
Total liabilities	1,539,260	970,516	931,774	528,580	532,491
Total stockholders’ equity	1,538,092	1,575,992	989,214	913,735	827,766
Net cash provided by operating activities	318,169	86,945	109,557	178,337	73,957
Net change in cash and cash equivalents	182,528	(55,131)	63,563	(2,696)	(4,084)
Total revenue	296,513	239,529	195,453	172,711	142,296
Income from continuing operations	127,383	105,718	88,403	81,400	70,685
Income from discontinued operations	13,026	5,063	10,716	21,997	15,750
Net income	140,409	110,781	99,119	103,397	86,435
Preferred stock cash dividends	(24,253)	(11,362)	(9,403)	(9,455)	(9,713)
Excess of redemption value over carrying value of preferred shares redeemed	--	--	--	(3,774)	--
Net income available to common stockholders	116,156	99,419	89,716	90,168	76,722
Cash distributions paid to common stockholders	157,659	129,667	108,575	97,420	83,842
Ratio of earnings to fixed charges (1)	2.9 times	2.9 times	3.2 times	3.9 times	4.1 times
Ratio of earnings to combined fixed charges and preferred stock cash dividends (1)	2.2 times	2.4 times	2.6 times	3.1 times	3.0 times
Basic and diluted net income per
common share	1.16	1.11	1.12	1.15	1.08
Cash distributions paid per common share	1.56025	1.43725	1.34625	1.24125	1.18125
Cash distributions declared per common share	1.57050	1.44750	1.35250	1.25125	1.18375
Basic weighted average number of common shares outstanding	100,195,031	89,766,714	79,950,255	78,518,296	71,128,282
Diluted weighted average number of common shares outstanding	100,333,966	89,917,554	80,208,593	78,598,788	71,222,628
(1)
Ratio of Earnings to Fixed Charges is calculated by dividing earnings by fixed charges. For this purpose, earnings consist of net income before interest expense, including the amortization of debt issuance costs and interest classified to discontinued operations. Fixed charges are comprised of interest costs (including capitalized interest), the amortization of debt issuance costs and interest classified to discontinued operations.  In computing the ratio of earnings to combined fixed charges and preferred stock cash dividends, preferred stock cash dividends consist of dividends on our Class B preferred stock, Class C preferred stock and our outstanding Class D and Class E preferred stock.  We redeemed our Class B preferred stock in June 2004 and our Class C preferred stock in July 2004.  We issued 4,000,000 shares of our 7.375% Class D preferred stock in May 2004, 1,100,000 shares of our 7.375% Class D preferred stock in October 2004, and 8,800,000 shares of our 6.75% Class E preferred stock in December 2006.

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

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. At December 31, 2007, we owned a diversified portfolio:

•	Of 2,270 retail properties;
•	With an occupancy rate of 97.9%, or 2,222 properties occupied of the 2,270 properties in the portfolio;
•	With only 48 properties available for lease;
•	Leased to 115 different retail chains doing business in 30 separate retail industries;
•	Located in 49 states;
•	With over 18.5 million square feet of leasable space; and
•	With an average leasable retail space per property of approximately 8,150 square feet.

Of the 2,270 properties in the portfolio, 2,259, or 99.5%, are single-tenant, retail properties and the remaining 11 are multi-tenant, distribution and office properties. At December 31, 2007, 2,212, or 97.9%, of the 2,259 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 13.0 years.

In addition, at December 31, 2007, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”), had invested $56.2 million in 30 properties, which are classified as held for sale.  Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our retail properties. We intend to retain an appropriate amount of cash as working capital. At December 31, 2007, we had cash and cash equivalents totaling $193.1 million, which represents a portion of the proceeds from the September 2007 issuance of $550 million of 6.75% senior unsecured notes.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future.  We intend, however, to use additional sources of capital to fund property acquisitions and to repay future borrowings under our credit facility.

$300 Million Acquisition Credit Facility
We have a $300 million revolving, unsecured credit facility that expires in October 2008. In April 2007, Moody’s Investors Service upgraded our credit ratings.  Since May 2007, our investment grade credit ratings provided for financing under the credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 60 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 75 basis points over LIBOR.  At February 1, 2008, we had a borrowing capacity of $300 million available on our credit facility and no outstanding balance.

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

We regularly review our credit facility and may seek to extend, renew or replace our credit facility, to the extent we deem appropriate. We have the right to extend the credit facility for an additional term of one year (to October 2009).

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

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At February 1, 2008, our total outstanding credit facility borrowings and outstanding notes were $1.47 billion or approximately 33.7% of our total market capitalization of $4.36 billion.

We define our total market capitalization at February 1, 2008 as the sum of:

•	Shares of our common stock outstanding of 101,286,217 multiplied by the last reported sales price of our common stock on the NYSE of $25.15 per share on February 1, 2008, or $2.55 billion;
•	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
•	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million; and
•	Outstanding notes of $1.47 billion.

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that common stock may be the majority of our capital structure; however, we may issue additional preferred stock or debt securities from time to time. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at terms that are acceptable to us.

Credit Agency Ratings
We are currently assigned investment grade corporate credit ratings, on our senior unsecured notes.  Fitch Ratings has assigned a rating of BBB+, Moody’s Investors Service has assigned a rating of Baa1 and Standard & Poor’s Ratings Group has assigned a rating of BBB to our senior notes.  The rating by Standard & Poor’s has a “positive” outlook and the ratings by Fitch and Moody’s have “stable” outlooks.

We have also been assigned investment grade credit ratings on our preferred stock. Fitch Ratings has assigned a rating of BBB, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BBB- to our preferred stock.  The rating by Standard & Poor’s has a “positive” outlook and the ratings by Fitch and Moody’s have “stable” outlooks.

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

Notes Outstanding
Our senior unsecured note obligations consist of the following as of December 31, 2007, sorted by maturity date (dollars in millions):

8.25% notes, issued in October 1998 and due in November 2008	$100.0
8% notes, issued in January 1999 and due in January 2009	20.0
5.375% notes, issued in March 2003 and due in March 2013	100.0
5.5% notes, issued in November 2003 and due in November 2015	150.0
5.95% notes, issued in September 2006 and due in September 2016	275.0
5.375% notes, issued in September 2005 and due in September 2017	175.0
6.75% notes, issued in September 2007 and due in August 2019	550.0
5.875% bonds, issued in March 2005 and due in March 2035	100.0
$1,470.0

All of our outstanding notes and bonds have fixed interest rates.

Interest on all of the senior note obligations is paid semiannually, with the exception of the interest on the 8.25% senior notes issued in October 1998, which is paid monthly.  All of these notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. We have been in compliance with these covenants since each of the notes were issued.

The following is a summary of the key financial covenants to our senior unsecured notes, as defined and calculated per the terms of our notes.  These calculations, which are not based on GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance.  The actual amounts as of December 31, 2007 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60%	41.9%
Limitation on incurrence of secured debt	≤ 40%	0.0%
Debt service coverage	≥ 1.5 x	4.2	x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	239%

The following table summarizes the maturity of each of our obligations as of December 31, 2007 (dollars in millions):

Table of Obligations

				Ground	Ground
				Leases	Leases
				Paid by	Paid by
Year of	Credit			Realty	Our
Maturity	Facility (1)	Notes	Interest (2)	Income(3)	Tenants(4)	Other (5)	Totals
2008	$--	$100.0	$91.2	$0.1	$1.8	$8.6	$201.7
2009	--	20.0	82.5	0.1	1.8	--	104.4
2010	--	--	82.4	0.1	1.7	--	84.2
2011	--	--	82.4	0.1	1.7	--	84.2
2012	--	--	82.4	0.1	1.6	--	84.1
Thereafter	--	1,350.0	505.9	1.0	16.5	--	1,873.4
Totals	$--	$1,470.0	$926.8	$1.5	$25.1	$8.6	$2,432.0

(1)	There was no outstanding credit facility balance on February 1, 2008.
(2)	Interest on the credit facility and notes has been calculated based on outstanding balances as of December 31, 2007 through their respective maturity dates.
(3)	Realty Income currently pays the ground lessor directly for the rent under the ground lease. A majority of this rent is reimbursed to Realty Income as additional rent from our tenant.
(4)
Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(5)	Other consists of $7.9 million of commitments under construction contracts and $743,000 of contingent payments for tenant improvements and leasing costs.

Our credit facility and note obligations are unsecured.  Accordingly, we have not pledged any assets as collateral for these obligations.

We anticipate paying off the notes due in 2008 and 2009 by one or more of the following; using cash on hand, utilizing our credit facility or issuing new securities.

Preferred Stock Outstanding
In 2004, we issued 5.1 million shares of 7.375% Class D cumulative redeemable preferred stock.  Beginning May 27, 2009, shares of Class D preferred stock are redeemable at our option for $25 per share, plus any accrued and unpaid dividends.  Dividends on shares of Class D preferred stock are paid monthly in arrears.

In December 2006, we issued 8.8 million shares of 6.75% Class E cumulative redeemable preferred stock.  Beginning December 7, 2011, shares of Class E preferred stock are redeemable at our option for $25 per share, plus any accrued and unpaid dividends.  Dividends on shares of Class E preferred stock are paid monthly in arrears.

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

Acquisitions During 2007
During 2007, Realty Income and Crest invested $533.7 million, in aggregate, in 357 new retail properties and properties under development. These 357 new properties are located in 38 states, will contain over 1.9 million leasable square feet, and are 100% leased with an average lease term of 19.3 years.  As described below, Realty Income acquired 325 properties and Crest acquired 32 properties.

Included in the $533.7 million is $503.8 million invested by Realty Income in 325 new properties and properties under development, with an initial weighted average contractual lease rate of 8.6%. These 325 properties are located in 38 states, will contain over 1.8 million leasable square feet and are 100% leased with an average lease term of 19.2 years.  The 325 new properties acquired by Realty Income are net-leased to 16 different retail chains in the following nine industries: automotive service, automotive tire service, convenience store, distribution and office, drug store, grocery, health and fitness, restaurant and sporting goods.  Also included in the $533.7 million is $29.9 million invested by Crest in 32 new restaurant properties.

The initial weighted average contractual lease rate is computed as estimated contractual net operating income (in a net-leased property that is equal to the base rent or, in the case of properties under development, the estimated base rent under the lease) for the first year of each lease, divided by the estimated total costs. Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentages listed above.

Increases in Monthly Distributions to Common Stockholders
We continue our 38-year policy of paying distributions monthly.  Monthly distributions per share were increased in April 2007 by $0.000625 to $0.127125, in July 2007 by $0.000625 to $0.12775, in September 2007 by $0.00775 to $0.1355, in October 2007 by $0.000625 to $0.136125 and in January 2008 by $0.000625 to $0.13675.  The increase in January 2008 was our 41st consecutive quarterly increase and the 47th increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In 2007, we paid the following monthly cash distributions per share: three in the amount of $0.1265, three in the amount of $0.127125, two in the amount of $0.12775, one in the amount of $0.1355 and three in the amount of $0.136125, totaling $1.56025. In December 2007 and January 2008, we declared distributions of $0.13675 per share, which were paid in January 2008 and will be paid in February 2008, respectively.

The monthly distribution of $0.13675 per share represents a current annualized distribution of $1.641 per share, and an annualized distribution yield of approximately 6.5% based on the last reported sale price of our common stock on the NYSE of $25.15 on February 1, 2008. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

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

The following is a comparison of our results of operations for the years ended December 31, 2007, 2006 and 2005.

Rental Revenue
Rental revenue was $290.2 million for 2007 versus $237.5 million for 2006, an increase of $52.7 million, or 22.2%. Rental revenue was $195.1 million in 2005. The increase in rental revenue in 2007 compared to 2006 is primarily attributable to:

•	The 325 retail properties acquired by Realty Income in 2007, which generated $13.6 million of rent in 2007;
•	The 322 retail properties acquired by Realty Income in 2006, which generated $53.4 million of rent in 2007 compared to $15.7 million in 2006, an increase of $37.7 million;
•	Same store rents generated on 1,505 properties during the entire years of 2007 and 2006 increased by $2.9 million, or 1.4%, to $204.2 million from $201.3 million; net of
•
A decrease of $1.2 million relating to the aggregate of (i) development properties acquired before 2006 that started paying rent in 2006, (ii) properties that were vacant during part of 2007 or 2006 and (iii) lease termination settlements.  These items totaled $17.74 million in aggregate in 2007 compared to $18.96 million in 2006; and

•	A decrease in straight-line rent and other non-cash adjustments to rent of $274,000 in 2007 as compared to 2006.

Of the 2,270 properties in the portfolio at December 31, 2007, 2,259, or 99.5%, are single-tenant properties and the remaining 11 are multi-tenant properties. Of the 2,259 single-tenant properties, 2,212, or 97.9%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 13.0 years at December 31, 2007. Of our 2,212 leased single-tenant properties, 1,999 or 90.4%, were under leases that provide for increases in rents through:

•	Primarily base rent increases tied to a consumer price index;
•	Fixed increases;
•	To a lesser degree, overage rent based on a percentage of the tenants’ gross sales; or
•	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $836,000 in 2007, $1.1 million in 2006 and $1.1 million in 2005. Percentage rent in 2007 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2008.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provide dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At December 31, 2007, our portfolio of 2,270 retail properties was 97.9% leased with 48 properties available for lease, one of which is a multi-tenant property.

As of February 1, 2008, transactions to lease or sell 17 of the 48 properties available for lease at December 31, 2007 were underway or completed. We anticipate these transactions will be completed during the next several months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Depreciation and Amortization
Depreciation and amortization was $77.2 million in 2007 versus $59.3 million in 2006 and $46.0 million in 2005. The increases in depreciation and amortization in 2007 and 2006 were due to the acquisition of properties in 2007, 2006 and 2005, which were partially offset by property sales in these years.  As discussed in the section entitled “Funds from Operations Available to Common Stockholders,” depreciation and amortization is a non-cash item that is excluded from our calculation of FFO.

Interest Expense
Interest expense was $13.0 million higher in 2007 than in 2006. Interest expense increased in 2007 primarily due to higher average outstanding balances, which were partially offset by slightly lower interest rates related to our average outstanding borrowings, and Crest’s larger investment in real estate, which contributed to the increase in interest expense included in discontinued operations.  We issued $550 million of 12-year notes in September 2007 and $275 million of 10-year notes in September 2006, which contributed to the increase in average outstanding balances and slightly lower average interest rates on our debt.

The following is a summary of the components of our interest expense (dollars in thousands):
	2007	2006	2005
Interest on our credit facility and notes	$67,964	$54,068	$40,968
Interest included in discontinued operations
from real estate acquired for resale by Crest	(6,201)	(3,708)	(1,139)
Amortization of settlements on treasury lock agreement	870	717	756
Credit facility commitment fees	456	456	498
Amortization of credit facility origination costs and deferred
bond financing costs	2,235	2,014	1,752
Interest capitalized	(993)	(2,184)	(1,886)
Interest expense	$64,331	$51,363	$40,949

Credit facility and notes outstanding	2007	2006	2005
Average outstanding balances (dollars in thousands)	$1,111,914	$881,669	$647,301
Average interest rates	6.11%	6.13%	6.33%

At February 1, 2008, the weighted average interest rate on our notes payable of $1.47 billion was 6.28% and the average interest rate on our credit line was 3.78%.  There was no outstanding balance on our credit line at February 1, 2008.

Interest Coverage Ratio
Our interest coverage ratio for 2007 was 4.1 times, for 2006 was 4.1 times and for 2005 was 4.4 times.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities on our consolidated statements of cash flow to our interest coverage amount (dollars in thousands):

	2007	2006	2005
Net cash provided by operating activities	$318,169	$86,945	$109,557
Interest expense	64,331	51,363	40,949
Interest expense included in discontinued operations(1)	6,201	3,708	1,139
Income taxes	1,392	747	813
Income taxes included in discontinued operations(1)	3,039	494	943
Investment in real estate acquired for resale(1)(2)	29,886	113,166	55,890
Proceeds from sales of real estate acquired for resale(1)	(119,790)	(22,405)	(22,195)
Collection of a note receivable by Crest(1)	(651)	(1,333)	--
Crest provisions for impairment(1)	--	(1,188)	--
Gain on sales of real estate acquired for resale(1)	12,319	2,219	3,291
Amortization of share-based compensation	(3,857)	(2,951)	(2,167)
Changes in assets and liabilities:
Accounts receivable and other assets	49	(4,418)	3,292
Accounts payable, accrued expenses and other liabilities	(21,675)	(3,208)	(8,290)
Interest coverage amount	$289,413	$223,139	$183,222
Divided by interest expense(3)	$70,532	$55,071	$42,088
Interest coverage ratio	4.1	4.1	4.4

(1)	Crest activities.
(2)	The 2005 amount includes intangibles recorded in connection with acquisitions of real estate acquired for resale.
(3)	Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for 2007 was 3.1 times, for 2006 was 3.4 times and for 2005 was 3.6 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures or information presented in Exhibit 12.1 to this Annual Report.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	2007	2006	2005
Interest coverage amount	$289,413	$223,139	$183,222
Divided by interest expense plus preferred stock dividends (1)	$94,785	$66,433	$51,491
Fixed charge coverage ratio	3.1	3.4	3.6

(1)	Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

General and Administrative Expenses
General and administrative expenses increased by $5.2 million to $22.7 million in 2007 versus $17.5 million in 2006.  General and administrative expenses were $15.4 million in 2005.  In 2007, general and administrative expenses as a percentage of total revenue were 7.7% as compared to 7.3% in 2006 and 7.9% in 2005.  General and administrative expenses increased in 2007 primarily due to increases in employee and director compensation costs. During 2007, we added two new directors to our board of directors.  We anticipate that in 2008, general and administrative expenses as a percentage of total revenue will be flat or decrease.

In February 2008, we had 75 permanent employees as compared to 70 permanent employees in February 2007.  As our property portfolio has grown and continues to grow, we have increased, and anticipate that we will continue to gradually increase the level of our staffing.

Property Expenses
Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At December 31, 2007, 48 properties were available for lease, as compared to 26 at December 31, 2006 and 25 at December 31, 2005.

Property expenses were $3.5 million in 2007, $3.3 million in 2006 and $3.9 million in 2005. Property expenses include provisions for impairment of $138,000 recorded for one property in 2007 and $151,000 recorded for two properties in 2005.

Income Taxes
Income taxes were $1.4 million in 2007 as compared to $747,000 in 2006 and $813,000 in 2005.  These amounts are for city and state income taxes paid by Realty Income.  The increase in 2007 is due primarily to an increase in rental revenue resulting in higher city and state income tax expense and higher state tax rates.

In addition, Crest incurred state and federal income taxes of $3.0 million in 2007 as compared to $494,000 in 2006 and $943,000 in 2005.  The increase in Crest’s 2007 income taxes over the 2006 and 2005 income taxes is due to higher taxable income, primarily attributable to higher rental revenue and higher gain on sales of real estate acquired for resale.  These amounts are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Loss on Extinguishment of Debt
In September 2006, we redeemed all of our outstanding $110 million, 7.75%, unsecured notes due May 2007 (the “2007 Notes”).  The 2007 Notes were redeemed at a redemption price equal to 100% of the principal amount of the 2007 Notes, plus accrued and unpaid interest of $3.2 million, as well as a make-whole payment of $1.6 million.  We recorded a loss on extinguishment of debt totaling $1.6 million related to the make-whole payment associated with the 2007 Notes.  For 2006, the make-whole payment represented approximately $0.017 per share.

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

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” on our consolidated statements of income (dollars in thousands, except per share data):

Crest’s income from discontinued operations, real estate acquired for resale	2007	2006	2005
Gain on sales of real estate acquired for resale	$12,319	$2,219	$3,291
Rental revenue	8,165	5,065	2,083
Other revenue	190	15	2
Interest expense	(6,201)	(3,708)	(1,139)
General and administrative expense	(691)	(440)	(453)
Property expenses	(40)	(67)	(60)
Provisions for impairment	--	(1,188)	--
Income taxes	(3,039)	(494)	(943)
Income from discontinued operations, real estate acquired for resale by Crest	$10,703	$1,402	$2,781
Per common share, basic and diluted	$0.11	$0.02	$0.03

Realty Income’s operations from properties sold in 2007, 2006 and 2005 have been classified as discontinued operations.  No investment properties were classified as held for sale at December 31, 2007.  The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” on our consolidated statements of income (dollars in thousands, except per share data):

Realty Income’s income from discontinued operations, real estate held for investment	2007	2006	2005
Gain on sales of investment properties	$1,724	$3,036	$6,573
Rental revenue	881	1,063	2,296
Other revenue	2	34	2
Depreciation and amortization	(130)	(320)	(662)
Property expenses	(20)	(136)	(239)
Provisions for impairment	(134)	(16)	(35)
Income from discontinued operations, real estate held for investment	$2,323	$3,661	$7,935
Per common share, basic and diluted	$0.02	$0.04	$0.10

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

	2007	2006	2005
Real estate acquired for resale by Crest	$10,703	$1,402	$2,781
Real estate held for investment	2,323	3,661	7,935
Income from discontinued operations	$13,026	$5,063	$10,716
Per common share, basic and diluted	$0.13	$0.06	$0.13

Crest’s Property Sales
In 2007, Crest sold 62 properties for $123.6 million, which resulted in a gain of $12.3 million. For two property sales during 2007, Crest provided the buyers partial financing for a total of $3.8 million, of which $619,000 was paid in full in November 2007.  In 2006, Crest sold 13 properties for $22.4 million, which resulted in a gain of $2.2 million.  In 2005, Crest sold 12 properties for $23.5 million, which resulted in a gain of $3.3 million.  In 2005, Crest provided a buyer partial financing of $1.3 million for one property sale, which was paid in full in February 2006.  Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

Crest’s Property Inventory
At December 31, 2007, Crest had $56.2 million invested in 30 properties, which are held for sale. At December 31, 2006, Crest’s property inventory totaled $137.5 million in 60 properties.  Crest generally carries real estate inventory in excess of $20 million. Crest generates an earnings spread on the difference between the lease payments it receives on the properties held in inventory and the cost of capital used to acquire properties.  It is our belief that at this level of inventory, rental revenue will exceed the ongoing operating expenses of Crest without any property sales.

Gain on Sales of Investment Properties, Improvements and Land by Realty Income
In 2007, we sold ten investment properties for $7.0 million, which resulted in a gain of $1.7 million.  This gain is included in discontinued operations.  In addition, we sold excess land and improvements from five properties for an aggregate of $4.4 million, which resulted in a gain of $1.8 million.  This gain from the land and improvements sales is reported in “other revenue” on our consolidated statements of income because these improvements and excess land were associated with properties that continue to be owned as part of our core operations.  In 2006, we sold or exchanged 13 investment properties for $10.7 million, which resulted in a gain of $3.0 million, which is included in discontinued operations.  In 2005, we sold 23 investment properties and sold a portion of the land from two properties for $23.4 million and recognized a gain on sales of $6.6 million, which is included in discontinued operations, except for $18,000 that is included in “other revenue” on our consolidated statements of income.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At December 31, 2007, we classified real estate owned by Crest with a carrying amount of $56.2 million as held for sale on our balance sheet.  Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months.  We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Provisions for Impairment on Real Estate Acquired for Resale by Crest
In 2007 and 2005, no provisions for impairment were recorded by Crest.  In 2006, provisions for impairment of $1.2 million were recorded by Crest on three properties.  One of the three properties was sold in 2007.  Crest’s properties are held for sale and the provisions for impairment recorded in 2006 reduced the carrying costs to the estimated fair-market value of those properties, net of estimated selling costs.

Provisions for Impairment on Realty Income Investment Properties
In 2007, we recorded a provision for impairment of $134,000 on one property, which is included in “income from discontinued operations, real estate held for investment” on our consolidated statement of income, as the property was subsequently sold.  Additionally, we recorded a provision for impairment of $138,000 on one property in 2007, which is included in property expense on our consolidated statement of income.  In 2006, we recorded a provision for impairment of $16,000 on one property.  In 2005, we recorded provisions for impairment totaling $186,000 on four properties. The 2006 and 2005 provisions are included in “income from discontinued operations, real estate held for investment” except for $151,000 in 2005, which is included in property expense on our consolidated statement of income.

Preferred Stock Dividends
Preferred stock cash dividends totaled $24.3 million in 2007 as compared to $11.4 million in 2006 and $9.4 million in 2005.

Net Income Available to Common Stockholders
Net income available to common stockholders was $116.2 million in 2007, an increase of $16.8 million as compared to $99.4 million in 2006. Net income available to common stockholders in 2005 was $89.7 million.

The calculation to determine net income available to common stockholders includes gains from the sales of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

During 2007, the gain recognized from the sales of investment properties was $3.6 million as compared to $3.0 million during 2006 and $6.6 million in 2005.  Crest’s gain recognized from the sale of properties during 2007 was $12.3 million as compared to $2.2 million during 2006 and $3.3 million during 2005.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for 2007 increased by $33.9 million, or 21.8%, to $189.7 million as compared to $155.8 million in 2006 and $129.6 million in 2005. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2007	2006	2005
Net income available to common stockholders	$116,156	$99,419	$89,716
Depreciation and amortization:
Continuing operations	77,192	59,288	46,002
Discontinued operations	130	320	662
Depreciation of furniture, fixtures and equipment	(244)	(192)	(142)
Gain on sales of land and investment properties:
Continuing operations	(1,835)	--	(18)
Discontinued operations	(1,724)	(3,036)	(6,573)
FFO available to common stockholders	$189,675	$155,799	$129,647
FFO per common share:
Basic	$1.89	$1.74	$1.62
Diluted	$1.89	$1.73	$1.62
Distributions paid to common stockholders	$157,659	$129,667	$108,575
FFO in excess of distributions paid to
common stockholders	$32,016	$26,132	$21,072
Weighted average number of common shares
used for computation per share:
Basic	100,195,031	89,766,714	79,950,255
Diluted	100,333,966	89,917,554	80,208,593

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

(dollars in thousands)	2007	2006	2005
Amortization of settlements on treasury lock agreements(1)	$870	$717	$756
Amortization of deferred note financing costs(2)	1,494	1,287	1,034
Amortization of share-based compensation	3,857	2,951	2,167
Capitalized leasing costs and commissions	(614)	(761)	(570)
Capitalized building improvements	(1,258)	(203)	(1,017)
Straight-line rent(3)	(1,217)	(1,515)	(1,360)
Provisions for impairment	272	16	186
Crest provisions for impairment	--	1,188	--
Crest gain on sale, previously reported as impairment	(271)	--	--
Gain on reinstatement of property carrying value	--	(716)	--

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

Approximately 97.4%, or 2,212, of the 2,270 properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

For information on the impact of recent accounting pronouncements on our business, see note 2 of the Notes to Consolidated Financial Statements.

Item 7A:      Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at December 31, 2007. We do not enter into any derivative transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents by year of expected maturity, the principal amounts, average interest rates and fair values as of December 31, 2007.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data
Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2008(1)(2)	$ 100.0	8.25%	$ --	--%
2009(3)	20.0	8.00	--	--
2010	--	--	--	--
2011	--	--	--	--
2012	--	--	--	--
Thereafter(4)	1,350.0	6.10%	--	--
Totals	$ 1,470.0	6.28%	$ --	--%
Fair Value(5)	$ 1,412.5		$ --

(1)	$100 million matures in November 2008.
(2)	The credit facility expires in October 2008. There was no outstanding credit facility balance as of February 1, 2008.
(3)	$20 million matures in January 2009.
(4)
$100 million matures in March 2013, $150 million matures in November 2015, $275 million matures in September 2016, $175 million matures in September 2017, $550 million matures in August 2019 and $100 million matures in March 2035.

(5)	We base the fair value of the fixed rate debt at December 31, 2007 on the closing market price or indicative price per each note.

The table incorporates only those exposures that exist as of December 31, 2007. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates.  Our credit facility interest rate is variable.  At December 31, 2007, our credit facility balance was zero; however, we intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $50 million, a 1% change in interest rates would change our interest costs by $500,000 per year.

Item 8:         Financial Statements and Supplementary Data

Table of Contents

A.	Report of Independent Registered Public Accounting Firm

B.	Consolidated Balance Sheets,
December 31, 2007 and 2006

C.	Consolidated Statements of Income,
Years ended December 31, 2007, 2006 and 2005

D.	Consolidated Statements of Stockholders’ Equity,
Years ended December 31, 2007, 2006 and 2005

E.	Consolidated Statements of Cash Flows,
Years ended December 31, 2007, 2006 and 2005

F.	Notes to Consolidated Financial Statements

G.	Consolidated Quarterly Financial Data
(unaudited) for 2007 and 2006

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

We have audited the accompanying consolidated financial statements of Realty Income Corporation and subsidiaries (the Company) as listed in the accompanying table of contents. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule III as listed in the accompanying table of contents. We also have audited Realty Income Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these consolidated financial statements, financial statement schedule, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, financial statement schedule, and on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Additionally, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Realty Income Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG
San Diego, California
February 12, 2008

REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

December 31, 2007 and 2006
(dollars in thousands, except per share data)

	2007	2006
ASSETS
Real estate, at cost:
Land	$1,110,897	$958,770
Buildings and improvements	2,127,897	1,785,203
	3,238,794	2,743,973
Less accumulated depreciation and amortization	(470,695)	(396,854)
Net real estate held for investment	2,768,099	2,347,119
Real estate held for sale, net	56,156	137,962
Net real estate	2,824,255	2,485,081
Cash and cash equivalents	193,101	10,573
Accounts receivable	7,142	5,953
Goodwill	17,206	17,206
Other assets, net	35,648	27,695
Total assets	$3,077,352	$2,546,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$15,844	$15,096
Accounts payable and accrued expenses	38,112	27,004
Other liabilities	15,304	8,416
Line of credit payable	--	--
Notes payable	1,470,000	920,000
Total liabilities	1,539,260	970,516

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share,
20,000,000 shares authorized, 13,900,000 shares issued
and outstanding in 2007 and 2006	337,790	337,781
Common stock and paid in capital, par value $1.00 per share,
200,000,000 shares authorized, 101,082,717 and 100,746,226
shares issued and outstanding in 2007 and 2006, respectively	1,545,037	1,540,365
Distributions in excess of net income	(344,735)	(302,154)
Total stockholders’ equity	1,538,092	1,575,992
Total liabilities and stockholders’ equity	$3,077,352	$2,546,508

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Income

Years Ended December 31, 2007, 2006 and 2005
(dollars in thousands, except per share data)

	2007	2006	2005

REVENUE
Rental	$290,159	$237,487	$195,099
Other	6,354	2,042	354
	296,513	239,529	195,453

EXPENSES
Depreciation and amortization	77,192	59,288	46,002
Interest	64,331	51,363	40,949
General and administrative	22,694	17,539	15,421
Property	3,521	3,319	3,865
Income taxes	1,392	747	813
Loss on extinguishment of debt	--	1,555	--
	169,130	133,811	107,050
Income from continuing operations	127,383	105,718	88,403
Income from discontinued operations:
Real estate acquired for resale by Crest	10,703	1,402	2,781
Real estate held for investment	2,323	3,661	7,935
	13,026	5,063	10,716
Net income	140,409	110,781	99,119
Preferred stock cash dividends	(24,253)	(11,362)	(9,403)
Net income available to common stockholders	$116,156	$99,419	$89,716

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$1.03	$1.05	$0.99
Diluted	$1.03	$1.05	$0.98
Net income, basic and diluted	$1.16	$1.11	$1.12
Weighted average common shares outstanding:
Basic	100,195,031	89,766,714	79,950,255
Diluted	100,333,966	89,917,554	80,208,593

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Stockholders' Equity

Years Ended December 31, 2007, 2006 and 2005
(dollars in thousands)

			Preferred	Common
	Shares of	Shares of	stock and	stock and	Distributions
	Preferred	Common	paid in	paid in	in excess of
	stock	stock	capital	capital	net income	Total
Balance, December 31, 2004	5,100,000	79,301,630	$123,787	$1,038,973	$(249,025)	$913,735
Net income	--	--	--	--	99,119	99,119
Distributions paid and payable	--	--	--	--	(118,984)	(118,984)
Shares issued in stock offerings, net of offering costs of $4,980	--	4,100,000	17	92,659	--	92,676
Share-based compensation	--	295,017	--	2,668	--	2,668
Balance, December 31, 2005	5,100,000	83,696,647	123,804	1,134,300	(268,890)	989,214
Net income	--	--	--	--	110,781	110,781
Distributions paid and payable	--	--	--	--	(144,045)	(144,045)
Shares issued in stock offerings, net of offering costs of $20,911	--	16,815,000	--	402,745	--	402,745
Shares issued in stock offering, net of offering costs of $6,023	8,800,000	--	213,977	--	--	213,977
Share-based compensation	--	234,579	--	3,320	--	3,320
Balance, December 31, 2006	13,900,000	100,746,226	337,781	1,540,365	(302,154)	1,575,992
Net income	--	--	--	--	140,409	140,409
Distributions paid and payable	--	--	--	--	(182,990)	(182,990)
Preferred stock issuance cost	--	--	9	--	--	9
Share-based compensation	--	336,491	--	4,672	--	4,672
Balance, December 31, 2007	13,900,000	101,082,717	$337,790	$1,545,037	$(344,735)	$1,538,092

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Cash Flows

Years Ended December 31, 2007, 2006 and 2005
(dollars in thousands)

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$140,409	$110,781	$99,119
Adjustments to net income:
Depreciation and amortization	77,192	59,288	46,002
Income from discontinued operations:
Real estate acquired for resale	(10,703)	(1,402)	(2,781)
Real estate held for investment	(2,323)	(3,661)	(7,935)
Gain on sales of land and improvements	(1,835)	--	(18)
Gain on reinstatement of property carrying value	--	(716)	--
Amortization of share-based compensation	3,857	2,951	2,167
Provisions for impairment on real estate held
for investment	138	--	151
Cash provided by (used in) discontinued operations:
Real estate acquired for resale	(1,610)	371	(510)
Real estate held for investment	863	961	2,059
Investment in real estate acquired for resale	(29,886)	(113,166)	(54,110)
Intangibles acquired in connection with acquisition of
real estate acquired for resale	--	--	(1,780)
Proceeds from sales of real estate acquired for resale	119,790	22,405	22,195
Collection of notes receivable by Crest	651	1,333	--
Change in assets and liabilities:
Accounts receivable and other assets	(49)	4,418	(3,292)
Accounts payable, accrued expenses and
other liabilities	21,675	3,382	8,290
Net cash provided by operating activities	318,169	86,945	109,557

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties:
Continuing operations	4,370	2	109
Discontinued operations	7,014	9,804	22,191
Acquisition of and improvements to investment properties	(506,360)	(654,149)	(417,347)
Restricted escrow funds acquired in connection with
acquisitions of investment properties	(2,648)	--	--
Intangibles acquired in connection with acquisitions of
investment properties	(997)	(937)	(9,494)
Net cash used in investing activities	(498,621)	(645,280)	(404,541)

REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Cash Flows
(Continued)

Years Ended December 31, 2007, 2006 and 2005
(dollars in thousands)

	2007	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from lines of credit	407,800	523,200	400,300
Payments under lines of credit	(407,800)	(659,900)	(287,200)
Proceeds from common stock offerings, net	--	402,745	92,659
Proceeds from notes issued, net	544,397	271,883	270,266
Principal payment on notes	--	(110,000)	--
Proceeds from preferred stock offerings, net	9	213,977	--
Cash distributions to common stockholders	(157,659)	(129,667)	(108,575)
Cash dividends to preferred stockholders	(24,583)	(9,403)	(9,403)
Proceeds from other stock issuances	816	369	500
Net cash provided by financing activities	362,980	503,204	358,547
Net increase (decrease) in cash and cash equivalents	182,528	(55,131)	63,563
Cash and cash equivalents, beginning of year	10,573	65,704	2,141
Cash and cash equivalents, end of year	$193,101	$10,573	$65,704

For supplemental disclosures, see note 13.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

December 31, 2007, 2006 and 2005

1.           Organization and Operation

Realty Income Corporation (“Realty Income,” the “Company,” “we” or “our”) is organized as a Maryland corporation. We invest in commercial retail real estate and have elected to be taxed as a real estate investment trust (“REIT”).

At December 31, 2007, we owned 2,270 properties, located in 49 states, containing over 18.5 million leasable square feet, along with 30 properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”). Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

Information with respect to number of properties, square feet, average initial lease term and weighted average contractual lease rate is unaudited.

2.           Summary of Significant Accounting Policies and Procedures

Federal Income Taxes.  We have elected to be taxed as a real estate investment trust (“REIT”) under the Tax Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of Crest, which totaled $2.5 million in 2007, $396,000 in 2006 and $760,000 in 2005 and are included in discontinued operations.

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) on the investments in properties for tax purposes, among other things.

The following reconciles our net income available to common stockholders to taxable income for 2007 (dollars in thousands) (unaudited):

Net income available to common stockholders	$116,156
Tax loss on the sale of real estate less than book gains	(3,839)
Elimination of net revenue and expenses from Crest	(6,677)
Dividends received from Crest	3,300
Preferred dividends not deductible for tax	24,583
Depreciation and amortization timing differences	22,668
Adjustment for straight-line rent	(1,217)
Adjustment for an increase in prepaid rent	5,608
Other adjustments	(164)
Estimated taxable net income, before our dividends paid deduction	$160,418

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  Interpretation No. 48 applies to all tax positions accounted for under Statement No. 109 and clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter must meet before that position is recognized in the financial statements.  The adoption of Interpretation No. 48 in January 2007 did not impact our financial position or results of operations and we do not have any material unrecognized tax benefits or liabilities.

Absent an election to the contrary, if a REIT acquires property that is or has been owned by a C corporation in a transaction in which the tax basis of the property in the hands of the REIT is determined by reference to the tax basis of the property in the hands of the C Corporation, and the REIT recognizes gain on the disposition of such property during the 10 year period beginning on the date on which it acquired the property, then the REIT will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of the fair market value of the property over the REIT’s adjusted basis in the property, in each case determined as of the date the REIT acquired the property.  In August 2007, we acquired 100% of the stock of a C corporation that owned real property. At the time of acquisition, the C corporation became a Qualified REIT Subsidiary, was deemed to be liquidated for Federal income tax purposes, and the real property was deemed to be transferred to us with a carryover tax basis.  As of December 31, 2007, we have built-in gains of $59 million with respect to such property.  We do not expect that we will be required to pay income tax on the built-in gains in these properties during the ten-year period ending August 28, 2017.  It is our intent, and we have the ability, to defer any dispositions of these properties to periods when the related gains would not be subject to the built-in gain income tax or otherwise to defer the recognition of the built-in gain related to these properties.  However, our plans could change and it may be necessary to dispose of one or more of these properties in a taxable transaction before August 28, 2017, in which case we would be required to pay corporate level tax with respect to the built-in gains on these properties as described above.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	2007	2006	2005
Weighted average shares used for the
basic net income per share computation	100,195,031	89,766,714	79,950,255
Incremental shares from share-based
compensation	138,935	150,840	258,338
Adjusted weighted average shares used for
diluted net income per share computation	100,333,966	89,917,554	80,208,593
Nonvested shares from share-based
compensation that were anti-dilutive	243,631	235,035	305,476

No stock options were anti-dilutive in 2007, 2006 or 2005.

Discontinued Operations.  In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), Realty Income’s operations from investment properties sold in 2007, 2006 and 2005 are reported as discontinued operations.  Their respective results of operations have been reclassified to “income from discontinued operations, real estate held for investment” on our consolidated statements of income.  We do not depreciate properties that are classified as held for sale.  No investment properties were classified as held for sale at December 31, 2007.

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

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” on our consolidated statements of income (dollars in thousands):

Crest’s income from discontinued operations, real estate acquired for resale	2007	2006	2005
Gain on sales of real estate acquired for resale	$12,319	$2,219	$3,291
Rental revenue	8,165	5,065	2,083
Other revenue	190	15	2
Interest expense	(6,201)	(3,708)	(1,139)
General and administrative expense	(691)	(440)	(453)
Property expenses	(40)	(67)	(60)
Provisions for impairment	--	(1,188)	--
Income taxes	(3,039)	(494)	(943)
Income from discontinued operations, real estate acquired for resale by Crest	$10,703	$1,402	$2,781

The following is a summary of Realty Income’s “income from discontinued operations, from real estate held for investment” on our consolidated statements of income (dollars in thousands):

Realty Income’s income from discontinued operations, real estate held for investment	2007	2006	2005
Gain on sales of investment properties	$1,724	$3,036	$6,573
Rental revenue	881	1,063	2,296
Other revenue	2	34	2
Depreciation and amortization	(130)	(320)	(662)
Property expenses	(20)	(136)	(239)
Provisions for impairment	(134)	(16)	(35)
Income from discontinued operations, real estate held for investment	$2,323	$3,661	$7,935

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

	2007	2006	2005
Real estate acquired for resale by Crest	$10,703	$1,402	$2,781
Real estate held for investment	2,323	3,661	7,935
Income from discontinued operations	$13,026	$5,063	$10,716
Per common share, basic and diluted	$0.13	$0.06	$0.13

The per share amounts for “income from discontinued operations” above and the “income from continuing operations” and “net income” reported on the consolidated statements of income have each been calculated independently.

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

We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible.  We consider tenant specific issues such as financial stability and ability to pay rent when determining collectibility of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $795,000 at December 31, 2007 and $705,000 at December 31, 2006.

Other revenue includes non operating interest earned from investments in money market funds and other notes of $3.6 million in 2007, $1.2 million in 2006 and $171,000 in 2005.

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of Realty Income, Crest and other entities for which we make operating and financial decisions (control), after elimination of all material intercompany balances and transactions.  All of Realty Income’s and Crest’s subsidiaries are wholly-owned.  We have no unconsolidated or off-balance sheet investments in variable interest entities.

Cash Equivalents.  We consider all short-term, highly liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.  Our cash equivalents are primarily investments in United States Treasury or government money market funds.

Gain on Sales of Properties.  We recognize gains on sales of properties in accordance with FASB Statement No 66, Accounting for Sales of Real Estate.

Depreciation and Amortization.  Land, buildings and improvements are recorded and stated at cost.  Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred.  Buildings and improvements that are under redevelopment, or are being developed, are carried at cost and no depreciation is recorded on these assets.  Additionally, amounts essential to the development of the property, such as pre-construction, development, construction, interest and any other costs incurred during the period of development are capitalized.  We cease capitalization when the property is available for occupancy upon substantial completion of tenant improvements, but in any event no later than one year from the completion of major construction activity.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are as follows:

Buildings                                                                                     25 years
Building improvements                                                                  4 to 15 years
Tenant improvements and lease commissions                                The shorter of the term of the related lease or useful life
Acquired in-place operating leases                                                 Remaining terms of the respective leases

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

In 2007, we recorded a provision for impairment of $134,000 on one retail investment property in the motor vehicle industry.  This provision for impairment is included in “income from discontinued operations, real estate held for investment” on our consolidated statement of income (“Discontinued Operations”).  In 2007, we also recorded a provision for impairment of $138,000 on one retail investment property in the consumer electronics industry.  This provision for impairment is included in property expense on our consolidated statements of income.

In 2006, we recorded a provision for impairment of $16,000 on one retail investment property in the restaurant industry.  In 2005, we recorded provisions for impairment of $186,000 on four retail properties, of which two have been sold.  These properties were classified in the following industries: one in child care and three in restaurant.

The provisions for impairment recorded on investment properties in 2006 and 2005 are included in Discontinued Operations, except for $151,000 in 2005 which is included in property expense on our consolidated statements of income.

In 2006, Crest recorded provisions for impairment of $1.2 million on three retail properties, which were held for resale at December 31, 2006. One of the three properties was sold in 2007.  No provision for impairment was recorded by Crest in 2007 or 2005.  Provisions for impairment recorded by Crest are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Acquired In-place Leases.  In accordance with FASB Statement No. 141, Business Combinations (“SFAS 141”), the fair value of the real estate acquired with in-place operating leases is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases and tenant relationships, based in each case on their fair values.

The fair value of the tangible assets of an acquired property (which includes land and buildings/improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings/improvements based on our determination of the relative fair value of these assets.  Our determinations are based on a real estate appraisal for each property, generated by an independent appraisal firm, and consider estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases.  In allocating the fair value to identified intangibles for above-market or below-market leases, an amount is recorded based on the present value of the difference between (i) the contractual amount to be paid pursuant to the in-place lease and (ii) our estimate of fair market lease rate for the corresponding in-place lease, measured over a period equal to the remaining term of the lease.

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.

The aggregate value of other acquired intangible assets consists of the value of in-place leases and tenant relationships.  These are measured by the excess of the purchase price paid for a property, after adjusting for above or below-market lease value, less the estimated fair value of the property “as if vacant,” determined as set forth above.  The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recorded to revenue or expense as appropriate.

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

Goodwill.  Goodwill is tested for impairment during the second quarter of each year as well as when events or circumstances occur indicating that our goodwill might be impaired.  We did not record any new goodwill or impairment on our existing goodwill during 2007, 2006 or 2005.

Other Assets.  Other assets consist of the following (in thousands):

December 31,	2007	2006
Deferred bond financing costs, net	$14,940	$10,868
Value of in-place and above-market leases, net	11,211	10,430
Prepaid expenses	3,803	3,271
Corporate assets, net of accumulated depreciation and amortization	1,356	463
Settlements on treasury lock agreements	759	1,629
Unamortized credit line fees, net	434	954
Other items	3,145	80
	$35,648	$27,695

Accounts Payable and Accrued Expenses.  Accounts payable and accrued expenses consist of the following (in thousands):

December 31,	2007	2006
Bond interest payable	$24,987	$12,888
Other items	13,125	14,116
	$38,112	$27,004

Other Liabilities.  Other liabilities consist of the following (in thousands):

December 31,	2007	2006
Rent received in advance	$10,626	$4,878
Security deposits	2,818	2,291
Value of in-place below-market leases, net	1,860	1,247
	$15,304	$8,416

Sales Taxes.  We collect and remit sales taxes assessed by different governmental authorities that are both imposed on and concurrent with a revenue-producing transaction between us and our tenants.  We report the collection of these taxes on a net basis (excluded from revenues).  The amounts of these taxes are not significant to our financial position or results of operations.

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

Impact of Recent Accounting Pronouncements.  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  Statement No. 157 sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements. Statement No. 157 becomes effective for us at the beginning of 2008.  The impact of adopting Statement No. 157 is not expected to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an Amendment of FASB Statement No. 115.  Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We have elected not to use the fair value measurement provisions of Statement No. 159.

In December 2007, the FASB issued Statement No. 141R (revised 2007), Business Combinations.  Statement No. 141R will change the accounting for business combinations.  Under Statement No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  Statement No. 141R will change the accounting treatment and disclosures for certain specific items in a business combination.  Statement No. 141R becomes effective for us at the beginning of 2009.  We are still evaluating the impact of Statement No. 141R on our financial position or results of operations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements.  Statement No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Statement No. 160 becomes effective for us at the beginning of 2009.  This statement will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented.  We currently do not have any minority or noncontrolling interests in a subsidiary and we do not expect Statement No. 160 to have an impact on our consolidated financial statements; however, transactions between now and the adoption date of Statement No. 160 could have an impact on our consolidated financial statements.

Reclassifications.  Certain of the 2006 and 2005 balances have been reclassified to conform to the 2007 presentation.

3.           Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators.

A.  During 2007, Realty Income and Crest invested $533.7 million, in aggregate, in 357 new retail properties and properties under development. These 357 properties are located in 38 states, will contain over 1.9 million leasable square feet, and are 100% leased with an average lease term of 19.3 years.

In comparison, during 2006, Realty Income and Crest invested $769.9 million, in aggregate, in 378 new retail properties and properties under development. These 378 retail properties are located in 30 states, contain over 3.8 million leasable square feet, and are 100% leased with an average lease term of 17.1 years.

B.  Of the $533.7 million invested during 2007, Realty Income invested $503.8 million in 325 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.6%. These 325 properties are located in 38 states, will contain over 1.8 million leasable square feet, and are 100% leased with an average lease term of 19.2 years.  The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.

In comparison, during 2006, Realty Income invested $656.7 million in 322 new retail properties and properties under development, with an initial weighted average contractual lease rate of 8.6%. These 322 properties are located in 30 states, contain over 3.3 million leasable square feet and are 100% leased with an average lease term of 16.7 years.

C.  During 2007, Crest invested $29.9 million in 32 new retail properties.  In comparison, during 2006, Crest invested $113.2 million in 56 retail properties.

D.  Crest’s property inventory at December 31, 2007 consisted of 30 properties with a total investment of $56.2 million and at December 31, 2006 consisted of 60 properties with a total investment of $137.5 million.  These amounts are included on our consolidated balance sheets in “real estate held for sale, net.”

E.  Of the $533.7 million invested in 2007, $14.7 million was used to acquire five properties with existing leases already in-place with retail tenants.  In accordance with SFAS 141, Realty Income recorded $1.8 million as the intangible value of the in-place leases and $784,000 as the intangible value of below-market rents. These amounts are recorded to “other assets” and “other liabilities,” respectively, on our consolidated balance sheet at December 31, 2007 and are amortized over the life of the respective leases.

Of the $769.9 million invested in 2006, $6.0 million was used to acquire one property with an existing lease already in-place with a retail tenant.  In accordance with SFAS 141, Realty Income recorded $1.6 million as the intangible value of the in-place lease and $628,000 as the intangible value of below-market rents.  These amounts were recorded to “other assets” and “other liabilities”, respectively, on our consolidated balance sheet and are amortized over the life of the respective lease.

4.           Credit Facility

We have a $300 million acquisition credit facility that expires in October 2008, unless extended as provided for in the credit facility agreement. We have the right to extend the credit facility for an additional term of one year (to October 2009). Since May 2007, our investment grade credit ratings provided for financing under the credit facility at LIBOR (London Interbank Offered Rate) plus 60 basis points with a facility commitment fee of 15 basis points, for all-in drawn pricing of 75 basis points over LIBOR.

The average borrowing rate on our credit facilities during 2007 was 6.0%, compared to 5.7% in 2006 and 4.3% in 2005 on our previous $250 million credit facility, which expired in October 2005. The increase in the average borrowing rate is due to an increase in LIBOR since the beginning of 2005.  The effective borrowing rate at December 31, 2007 was 5.2% and at December 31, 2006 was 6.0%.  Our current credit facility is subject to various leverage and interest coverage ratio limitations. We are and have been in compliance with these covenants.

Our credit facility is unsecured and accordingly, we have not pledged any assets as collateral for this obligation.  We regularly review our credit facility and may seek to extend, renew or replace our credit facility, to the extent we deem appropriate.

5.           Notes Payable

Our senior unsecured note obligations consist of the following as of December 31, 2007, sorted by maturity date (dollars in millions):

8.25% notes, issued in October 1998 and due in November 2008	$100.0
8% notes, issued in January 1999 and due in January 2009	20.0
5.375% notes, issued in March 2003 and due in March 2013	100.0
5.5% notes, issued in November 2003 and due in November 2015	150.0
5.95% notes, issued in September 2006 and due in September 2016	275.0
5.375% notes, issued in September 2005 and due in September 2017	175.0
6.75% notes, issued in September 2007 and due in August 2019	550.0
5.875% bonds, issued in March 2005 and due in March 2035	100.0
$1,470.0

Interest incurred on all of the notes for 2007 was $67.1 million, for 2006 was $49.6 million and for 2005 was $39.5 million.  In addition, when our 7.75% senior unsecured notes due 2007 were redeemed in September 2006, we paid a $1.6 million make-whole payment, which is classified as “loss on extinguishment of debt” on our consolidated statements of income.  The interest rate on each of these notes is fixed.

Our outstanding notes are unsecured and accordingly, we have not pledged any assets as collateral for these or any other obligations.  Interest on all of the senior note obligations is paid semiannually, with the exception of the interest on the 8.25% senior notes issued in October 1998 which is paid monthly.

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

In September 2007, we issued $550 million in aggregate principal amount of 6.75% senior unsecured notes due 2019 (the “2019 Notes”).  The price to the investor for the 2019 Notes was 99.827% of the principal amount for an effective yield of 6.772%.  The net proceeds of approximately $544.4 million from this offering were used to fund certain property acquisitions, repay borrowings under our acquisition credit facility and for general corporate purposes.  The remaining net proceeds, which are included in “cash and cash equivalents” on our 2007 consolidated balance sheet, will be used for general corporate purposes, which include additional property acquisitions.

In September 2006, we issued $275 million in aggregate principal amount of 5.95% senior unsecured notes due 2016 (the “2016 Notes”).  The price to the investor for the 2016 Notes was 99.74% of the principal amount for an effective yield of 5.985%.  The net proceeds of approximately $271.9 million from this offering were used for general corporate purposes and to redeem the outstanding $110 million 7.75% unsecured notes due May 2007 (the “2007 Notes”), which were issued in May 1997.

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

In September 2005, we issued $175 million in aggregate principal amount of 5.375% senior unsecured notes due 2017 (the “2017 Notes”).  The price to the investor for the 2017 Notes was 99.974% of the principal amount for an effective yield of 5.378%.  The net proceeds of approximately $173.2 million from this offering were used to repay borrowings under our unsecured acquisition credit facility, to fund new property acquisitions and for other general corporate purposes.

In March 2005, we issued $100 million in aggregate principal amount of 5.875% senior unsecured bonds due 2035 (the “2035 Bonds”).  The price to the investor for the 2035 Bonds was 98.296% of the principal amount for an effective yield of 5.998%.  The net proceeds of approximately $97 million from this offering were used to repay borrowings under our acquisition credit facility and for other general corporate purposes.

In May 1998, we entered into a treasury interest rate lock agreement associated with the 8.25% senior notes issued in October 1998 (the “2008 Notes”). In settlement of the agreement, we made a payment of $8.7 million in 1998. The payment on the agreement is being amortized over 10 years (the life of the notes) as a yield adjustment to interest expense.  After taking into effect the results of the treasury lock settlement, the effective rate to us on the 2008 Notes is 9.12%.

The following table summarizes the maturity of our notes payable as of December 31, 2007 (dollars in millions):
Year of Maturity(1)	Notes
2008	$100.0
2009	20.0
After 2012	1,350.0
Totals	$1,470.0
(1) There are no maturities in 2010, 2011 and 2012.

We anticipate paying off the notes due in 2008 and 2009 by one or more of the following; using cash on hand, utilizing our credit facility or issuing new securities.

6.           Common Stock Offerings

A.           In October and November 2006, we issued an aggregate of 6.9 million shares of common stock at a price of $26.40 per share.  The net proceeds of approximately $173.2 million were used to fund new property acquisitions and for other general corporate purposes.

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

7.           Preferred Stock

A.           In December 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E cumulative redeemable preferred stock.  The net proceeds of $214 million from this issuance were used to repay borrowings under our credit facility and for other general corporate purposes.  Beginning December 7, 2011, the Class E preferred shares are redeemable, at our option, for $25 per share.  During 2007, we paid twelve monthly dividends to holders of our Class E preferred stock totaling $1.725 per share, or $15.2 million, and at
December 31, 2007 a monthly dividend of $0.140625 per share was payable and was paid in January 2008.  In January 2007, we paid the first Class E preferred dividend of $0.178125, which covered a period of 38 days.

B.           In 2004, we issued 5.1 million shares of 7.375% Monthly Income Class D cumulative redeemable preferred stock.  The net proceeds of $123.8 million from this issuance were used to redeem a portion of the outstanding Class B and Class C preferred stock, repay borrowings outstanding under our acquisition credit facility and for other general corporate purposes.  Beginning May 27, 2009, the Class D preferred shares are redeemable, at our option, for $25 per share.  During 2007, 2006 and 2005, we paid twelve monthly dividends to holders of our Class D preferred stock totaling $1.8437508, or $9.4 million, and at December 31, 2007 a monthly dividend of $0.1536459 was payable and was paid in January 2008.

8.           Distributions Paid and Payable

A.           Common Stock

We pay monthly cash distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the years:

Month	2007	2006	2005
January	$0.126500	$0.116250	$0.110000
February	0.126500	0.116250	0.110000
March	0.126500	0.116250	0.110000
April	0.127125	0.116875	0.110625
May	0.127125	0.116875	0.110625
June	0.127125	0.116875	0.110625
July	0.127750	0.117500	0.111250
August	0.127750	0.117500	0.111250
September	0.135500	0.125250	0.115000
October	0.136125	0.125875	0.115625
November	0.136125	0.125875	0.115625
December	0.136125	0.125875	0.115625
Total	$1.560250	$1.437250	$1.346250
The following presents the federal income tax characterization of distributions paid or deemed to be paid per common share for the years (unaudited):

	2007	2006	2005
Ordinary income	$1.3847719	$1.2945466	$1.210091
Nontaxable distributions	0.1754781	0.1427034	0.136159
Capital gain	--	--	--
Totals	$1.5602500	$1.4372500	$1.346250

At December 31, 2007, a distribution of $0.13675 per common share was payable and was paid in January 2008.  At December 31, 2006, a distribution of $0.1265 per common share was payable and was paid in January 2007.

B.           Preferred Stock

Dividends of $0.1536459 per share are paid monthly in arrears on the Class D preferred stock.  We declared dividends to holders of our Class D preferred stock totaling $9.4 million in 2007, $9.8 million in 2006, and $9.4 million in 2005.  The dividends paid per share to our Class D preferred stockholders for 2007, 2006 and 2005 of $1.84375 were characterized for federal income tax purposes as ordinary income.

Dividends of $0.140625 per share are paid monthly in arrears on the Class E preferred stock.  We declared dividends to holders of our Class E preferred stock totaling $14.9 million in 2007 and $1.6 million in 2006.  The first Class E dividend was paid in January 2007.  The dividends paid per share to our Class E preferred stockholders for 2007 of $1.725 were characterized for federal income tax purposes as ordinary income.

9.           Operating Leases

A.           At December 31, 2007, we owned 2,270 properties in 49 states, excluding 30 properties owned by Crest. Of these 2,270 properties, 2,259, or 99.5%, are single-tenant, retail properties and the remaining 11 are multi-tenant, distribution and office properties. At December 31, 2007, 48 properties were vacant and available for lease or sale.

Substantially all leases are net leases where the tenant pays property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Rent based on a percentage of a tenants’ gross sales (percentage rents) for 2007 was $851,000, for 2006 was $1.1 million and for 2005 was $1.2 million, including amounts recorded to discontinued operations.

At December 31, 2007, minimum future annual rents to be received on the operating leases for the next five years and thereafter are as follows (dollars in thousands):

2008	$307,983
2009	295,745
2010	286,809
2011	279,163
2012	269,310
Thereafter	2,668,430
Total	$4,107,440

B.           Major Tenants – No individual tenant’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the years ended December 31, 2007, 2006 or 2005.

10.           Gain on Sales of Real Estate Acquired for Resale by Crest

In 2007, Crest sold 62 properties for $123.6 million, which resulted in a gain of $12.3 million.  For two property sales during 2007, Crest provided the buyers partial financing for a total of $3.8 million, of which $619,000 was paid in full in November 2007.  In 2006, Crest sold 13 properties for $22.4 million, which resulted in a gain of $2.2 million.  In 2005, Crest sold 12 properties for $23.5 million, which resulted in a gain of $3.3 million.  In 2005, Crest provided a buyer partial financing of $1.3 million for one property, which was paid in full in February 2006.  Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

11.           Gain on Sales of Investment Properties, Improvements and Land by Realty Income

In 2007, we sold ten investment properties for $7.0 million, which resulted in a gain of $1.7 million.  This gain is included in discontinued operations.  In addition, we sold excess land and improvements from five properties for an aggregate of $4.4 million, which resulted in a gain of $1.8 million.  This gain from the land and improvements sales is reported in “other revenue” on our consolidated statements of income because these improvements and excess land were associated with properties that continue to be owned as part of our core operations.

In 2006, we sold or exchanged 13 investment properties for $10.7 million, which resulted in a gain of $3.0 million that is included in discontinued operations.

In 2005, we sold 23 investment properties and sold a portion of the land from two properties for $23.4 million, which resulted in a gain of $6.6 million.  This gain is included in discontinued operations, except for $18,000 that is included in “other revenue” on our consolidated statements of income.

12.           Fair Value of Financial Instruments

We believe that the carrying values reflected in the consolidated balance sheets at December 31, 2007 and 2006 reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for notes payable. In making these assessments, we used estimates. The estimated fair value of the notes payable at December 31, 2007 is $1.413 billion and at December 31, 2006 is $921.9 million, based upon the closing market price per note or indicative price per each note at December 31, 2007 and 2006, respectively.

13.           Supplemental Disclosures of Cash Flow Information

Interest paid in 2007 was $56.7 million, in 2006 was $52.4 million and in 2005 was $36.4 million.

Interest capitalized to properties under development in 2007 was $993,000, in 2006 was $2.2 million and in 2005 was $1.9 million.

Income taxes paid by Realty Income and Crest in 2007 were $4.3 million, in 2006 were $775,000 and in 2005 were $1.4 million.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.	Share-based compensation expense for 2007 was $3.9 million, for 2006 was $3.0 million and for 2005 was $2.2 million.

B.	See “Provisions for Impairment” in note 2 for a discussion of impairments recorded by Realty Income and Crest.

C.
In 2007, Crest sold two properties for an aggregate of $5.5 million and received notes totaling $3.8 million from the buyers, of which $619,000 was paid in full in November 2007.   The remaining note is included in “other assets” on our December 31, 2007 consolidated balance sheet.

D.
In connection with the acquisition of seven properties during 2007, we acquired restricted escrow funds totaling $2.6 million.  During 2007, all of these funds were invested in improvements to these properties.

E.
In accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations, we recorded an additional $239,000 of estimated legal obligations related to asset retirement obligations on two land leases in 2007.  In 2005, an asset retirement obligation was originally established for $402,000 to account for the difference between our obligations to the landlord under the two land leases and our subtenant’s obligations to us under the subleases.

F.
In 2006, we exchanged one of our properties for a different property that was leased to the same tenant.  As part of this transaction, accumulated depreciation was reduced by $67,000 and a gain of $67,000 was recorded.  The original cost of and the value received for the property exchanged was $900,000.  This transaction had no impact on land or building and improvements.

G.
In 2006, we received shares of a public company as settlement of a bankruptcy claim associated with a former tenant.  We recorded a value of $207,000, which is in “other revenue” on our consolidated income statement, based on the closing market price of these shares on December 31, 2006 and included them in “other assets” on our consolidated balance sheet at December 31, 2006.  The shares were sold in January 2007.

H.	In 2005, Crest sold a property for $2.8 million and issued a note of $1.3 million, which was paid in full in 2006 and is included in “other assets” on our December 31, 2005 consolidated balance sheet.

I.
Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $1.7 million in 2006. In 2005, non-cash additions to properties resulted in an increase in buildings of $5.4 million and an increase in accounts payable of $5.1 million.

J.	Distributions payable on our balance sheets is comprised of the following declared distributions (dollars in thousands):
	12/31/07	12/31/06
Common stock distributions	$13,823	$12,745
Preferred stock dividends	2,021	2,351

K.
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

15.           Common Stock Incentive Plan

In 2003, our Board of Directors adopted, and stockholders approved, the 2003 Incentive Award Plan of Realty Income Corporation (the “Stock Plan”) to enable us to attract and retain the services of directors, employees and consultants, considered essential to our long-term success, by offering them an opportunity to own stock in Realty Income and/or rights that will reflect our growth, development and financial success.  The Stock Plan was amended and restated by our Board of Directors in February 2006 and in May 2007.  Under the terms of this plan, the aggregate number of shares of our common stock subject to options, stock purchase rights (SPR), stock appreciation rights (SAR) and other awards will be no more than 3,428,000 shares. The maximum number of shares that may be subject to options, stock purchase rights, stock appreciation rights and other awards granted under the plan to any individual in any calendar year may not exceed 1,600,000 shares. This plan has a term of 10 years from the date it was adopted by our Board of Directors, which was March 12, 2003.  To date, we have not issued any SPR or SAR.

The amount of share-based compensation costs charged against income during 2007 were $3.9 million, during 2006 were $3.0 million and during 2005 were $2.2 million.

No stock options were granted after January 1, 2002 and all outstanding options were fully vested as of December 31, 2006.  Stock options were granted with an exercise price equal to the underlying stock’s fair market value at the date of grant. Stock options expire ten years from the date they are granted and vested over service periods of one, three, four or five years.

The following table summarizes our stock option activity for the years:

	2007		2006		2005
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding options, beginning of year	106,368	$13.06	135,348	$13.02	176,130	$13.01
Options exercised	(61,361)	13.32	(28,696)	12.86	(40,352)	12.93
Options forfeited	--	--	(284)	14.70	(430)	14.70
Outstanding options, end of year	45,007	$12.71	106,368	$13.06	135,348	$13.02
Outstanding exercisable, end of year	45,007	$12.71	106,368	$13.06	119,924	$12.87

At December 31, 2007, the options outstanding and exercisable had exercise prices ranging from $10.63 to $14.70, with a weighted average price of $12.71, and expiration dates ranging from May 2008 to December 2011 with a weighted average remaining term of 3.1 years.

The intrinsic value of a stock option is the amount by which the market value of the underlying stock at December 31 of each year exceeds the exercise price of the option.  The market value of the Company’s stock was $27.02, $27.70 and $21.62 at December 31, 2007, 2006 and 2005, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $904,000, $268,000 and $377,000, respectively.  The total intrinsic value of options vested during the years ended December 31, 2006 and 2005 was $143,000 and $67,000, respectively.  The aggregate intrinsic value of options outstanding was $644,000, $1.6 million and $1.2 million at December 31, 2007, 2006 and 2005, respectively.  The aggregate intrinsic value of options exercisable at December 31, 2007, 2006 and 2005 was $644,000, $1.6 million and $1.1 million, respectively.

The following table summarizes our common stock grant activity under our Stock Plan for the years 2007, 2006 and 2005.  Our common stock grants vest over periods ranging from immediately to 10 years.

	2007		2006		2005
	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)
Outstanding nonvested shares, beginning of year	868,726	$17.96	788,722	$17.83	626,868	$14.98
Shares granted	276,631	27.64	210,332	21.72	306,241	25.20
Shares vested	(149,284)	20.94	(125,879)	20.39	(92,811)	16.69
Shares forfeited	(1,501)	24.81	(4,449)	21.35	(51,576)	17.31
Outstanding nonvested shares, end of year	994,572	$19.46	868,726	$17.96	788,722	$17.83

(1)	Grant date fair value.

During 2007, we issued 276,631 shares of common stock under our Stock Plan.  These shares vest over the following service periods: 20,000 vested upon issuance, 4,000 vest over a service period of one year, 12,000 vest over a service period of three years, 19,000 vest over a service period of five years and 221,631 vest over a service period of 10 years.

Our Stock Plan was amended on May 15, 2007. For grants made on or after May 15, 2007 the vesting schedule for shares granted to non-employee directors was amended to the following schedule:

•	Shares vest in 33.33% increments on each of the first three anniversaries of the date the shares of stock are granted to directors with less than five years of service at the date of grant;
•	Shares vest in 50% increments on each of the first two anniversaries of the date the shares of stock are granted to directors with six years of service at the date of grant;
•	Shares are 100% vested on the first anniversary of the date the shares of stock are granted to directors with seven years of service at the date of grant; and
•	There is immediate vesting as of the date the shares of stock are granted to directors with eight or more years of service at the date of grant.

On May 15, 2007, our Board of Directors also approved a new vesting schedule for shares granted to employees on or after May 15, 2007, which is as follows:

•	For employees age 49 and below at the grant date, shares vest in 10% increments on each of the first ten anniversaries of the grant date;
•	For employees age 50 through 55 at the grant date, shares vest in 20% increments on each of the first five anniversaries of the grant date;
•	For employees age 56 at the grant date, shares vest in 25% increments on each of the first four anniversaries of the grant date;
•	For employees age 57 at the grant date, shares vest in 33.33% increments on each of the first three anniversaries of the grant date;
•	For employees age 58 at the grant date, shares vest in 50% increments on each of the first two anniversaries of the grant date;
•	For employees age 59 at the grant date, shares are 100% vested on the first anniversary of the grant date; and
•	For employees age 60 and above at the grant date, shares vest immediately on the grant date.

In addition, after they have been employed for six full months, all non-executive employees receive 200 shares of nonvested stock which vests over a five year period.

As of December 31, 2007, the remaining unamortized share-based compensation expense totaled $19.4 million, which is being amortized on a straight-line basis over the service period of each applicable award.  The amount of share-based compensation is based on the fair value of the stock at the grant date.  We define the grant date as the date the recipient and the Company have a mutual understanding of the key terms and condition of the award and the recipient of the grant begins to benefit from, or be adversely affected by subsequent changes in the price of the shares.

The effect of pre-vesting forfeitures on our recorded expense has historically been negligible.  Any future pre-vesting forfeitures are also expected to be negligible and we will record the benefit related to such forfeitures as they occur.  Under the terms of our Stock Plan, we pay non-refundable dividends to the holders of our nonvested shares.  Under Statement No. 123R, the dividends paid to holders of these nonvested shares should be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest.  Given the negligible historical and prospective forfeiture rate determined by us, we did not record any amount to compensation expense related to dividends paid in 2007, 2006 or 2005, nor do we expect to record any amounts in future periods.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of December 31, 2007 (dollars in thousands):

	Revenue
For the years ended December 31,	2007	2006	2005
Segment rental revenue(1):
Automotive parts	$6,347	$6,066	$6,077
Automotive service	14,849	16,495	15,083
Automotive tire services	21,235	14,501	13,821
Child care	24,323	24,649	24,819
Convenience stores	40,727	38,283	36,711
Drug stores	7,830	6,986	5,593
Health and fitness	14,874	10,212	7,212
Home furnishings	7,797	7,623	7,552
Home improvement	6,116	7,127	2,152
Motor vehicle dealerships	9,540	7,890	4,747
Restaurants	60,908	28,191	17,888
Sporting goods	7,443	6,829	6,747
Theaters	26,120	22,906	10,139
17 non-reportable segments	42,050	39,729	36,558
Total rental revenue	290,159	237,487	195,099
Other revenue	6,354	2,042	354
Total revenue	$296,513	$239,529	$195,453

(1)
Crest’s revenue appears in “income from discontinued operations, real estate acquired for resale by Crest” and is not included in this table, which covers revenue but does not include revenue classified as part of income from discontinued operations.

Assets, as of December 31:	2007	2006
Segment net real estate:
Automotive parts	$42,555	$36,026
Automotive service	101,238	104,089
Automotive tire services	212,746	211,760
Child care	91,219	96,263
Convenience stores	408,119	334,839
Drug stores	100,154	78,347
Health and fitness	169,109	102,718
Home furnishings	54,508	56,286
Home improvement	59,497	61,301
Motor vehicle dealerships	101,886	104,122
Restaurants	776,973	540,093
Sporting goods	57,135	56,291
Theaters	267,423	272,135
Crest	56,156	137,506
17 other non-reportable segments	325,537	293,305
Total segment net real estate	2,824,255	2,485,081
Other intangible assets – Drug stores	6,988	7,629
Other intangible assets – Theaters	2,496	2,801
Other intangible assets – Automotive tire services	765	--
Other intangible assets – Grocery stores	962	--
Other corporate assets	241,886	50,997
Total assets	$3,077,352	$2,546,508

17.           Commitments and Contingencies

In the ordinary course of our business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At December 31, 2007, we have committed $7.9 million under construction contracts.  These costs are expected to be paid in the next 12 months.  In addition, we also have contingent payments for tenant improvements and leasing costs of $743,000.

We have certain properties that are subject to ground leases which are accounted for as operating leases.  At December 31, 2007, minimum future rental payments for the next five years and thereafter are as follows (dollars in thousands):
	Ground leases paid by Realty Income(1)	Ground leases paid by our tenants(2)	Total
2008	$137	$1,844	$1,981
2009	92	1,778	1,870
2010	82	1,701	1,783
2011	69	1,668	1,737
2012	69	1,591	1,660
Thereafter	969	16,485	17,454
Total	$1,418	$25,067	$26,485

(1)	Realty Income currently pays the ground lessor directly for the rent under the ground lease. A majority of this rent is reimbursed to Realty Income as additional rent from our tenant.
(2)
Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Quarterly Financial Data

(dollars in thousands, except per share data)
(not covered by Report of Independent Registered Public Accounting Firm)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year(2)
2007(1)
Total revenue	$71,198	$70,589	$74,080	$80,646	$296,513
Depreciation and amortization expense	18,083	18,475	19,559	21,075	77,192
Interest expense	12,420	13,029	16,163	22,719	64,331
Other expenses	6,207	7,151	7,458	6,791	27,607
Income from continuing operations	34,488	31,934	30,900	30,061	127,383
Income from discontinued operations	1,835	5,002	3,073	3,115	13,026
Net income	36,323	36,936	33,973	33,176	140,409
Net income available to common stockholders	30,260	30,873	27,910	27,113	116,156
Net income per common share:
Basic	0.30	0.31	0.28	0.27	1.16
Diluted	0.30	0.31	0.28	0.27	1.16
Dividends paid per common share	0.379500	0.381375	0.391000	0.408375	1.56025

2006(1)
Total revenue	$55,015	$56,366	$59,154	$68,995	$239,529
Depreciation and amortization expense	13,461	14,740	14,581	16,505	59,288
Interest expense	13,198	11,930	12,530	13,706	51,363
Other expenses	5,335	5,268	6,520	6,037	23,160
Income from continuing operations	23,021	24,428	25,523	32,747	105,718
Income (loss) from discontinued operations	1,867	2,212	1,035	(51)	5,063
Net income	24,888	26,640	26,558	32,696	110,781
Net income available to common stockholders	22,537	24,289	24,207	28,386	99,419
Net income per common share:
Basic	0.27	0.28	0.27	0.29	1.11
Diluted	0.27	0.27	0.27	0.29	1.11
Dividends paid per common share	0.348750	0.350625	0.360250	0.377625	1.437250

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

As of and for the year ended December 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting.
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

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled "Internal Control--Integrated Framework" published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of the end of the most recent fiscal year.  KPMG LLP has issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Submitted on February 12, 2008 by,

Thomas A Lewis, Chief Executive Officer and Vice Chairman
Paul M. Meurer, Chief Financial Officer, Executive Vice President and Treasurer

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

Item 9B:                      Other Information

None.

PART III

Item 10:                      Directors, Executive Officers and Corporate Governance

The information set forth under the captions “Director Nominees” and “Officers of the Company” and “Compliance with Federal Securities Laws” will be included in the definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.  The Annual Meeting of Stockholders is presently scheduled to be held on May 13, 2008.

Item 11:                      Executive Compensation

The information set forth under the caption “Executive Compensation” will be included in the definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

Item 12:                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” will be included in the definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

Item 13:                      Certain Relationships, Related Transactions and Director Independence

The information set forth under the caption “Certain Transactions” will be included in the definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

Item 14:                      Principal Accounting Fees and Services

The information set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” will be included in the definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

PART IV

Item 15:                      Exhibits and Financial Statement Schedules

A.           The following documents are filed as part of this report.

1.       Financial Statements (see Item 8)

a.      Reports of Independent Registered Public Accounting Firm

b.      Consolidated Balance Sheets,
December 31, 2007 and 2006

c.      Consolidated Statements of Income,
Years ended December 31, 2007, 2006 and 2005

d.      Consolidated Statements of Stockholders’ Equity,
Years ended December 31, 2007, 2006 and 2005

e.      Consolidated Statements of Cash Flows,
Years ended December 31, 2007, 2006 and 2005

f.       Notes to Consolidated Financial Statements

g.      Consolidated Quarterly Financial Data,
(unaudited) for 2007 and 2006

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

3.      Exhibits

Articles of Incorporation and By-Laws

    Exhibit No.       Description

3.1
Articles of Incorporation of the Company, as amended by amendment No. 1 dated May 10, 2005 and amendment No. 2 dated May 10, 2005 (filed as exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2005, and incorporated herein by reference).

3.2
Bylaws of the Company, as amended by amendment No. 1 dated March 20, 2000, amendment No. 2 dated June 15, 2005, and as amended and restated on December 12, 2007 (filed as exhibit 3.1 to the Company’s Form 8-K dated December 12, 2007, and incorporated herein by reference).

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

Instruments defining the rights of security holders, including indentures

4.1	Pricing Committee Resolutions (filed as exhibit 4.2 to the Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

4.2	Form of 8.25% Notes due 2008 (filed as exhibit 4.3 to the Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

4.3	Indenture dated as of October 28, 1998 between the Company and The Bank of New York (filed as exhibit 4.1 to the Company’s Form 8-K, dated October 27, 1998 and incorporated herein by reference).

4.4	Pricing Committee Resolutions and Form of 8% Notes due 2009 (filed as exhibit 4.2 to the Company’s Form 8-K, dated January 21, 1999 and incorporated herein by reference).

4.5	Form of 5.375% Senior Notes due 2013 (filed as exhibit 4.2 to the Company’s Form 8-K, dated March 5, 2003 and incorporated herein by reference).

4.6
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.375% Senior Notes due 2013 (filed as exhibit 4.3 to the Company’s Form 8-K, dated March 5, 2003 and incorporated herein by reference).

4.7	Form of 5.50% Senior Notes due 2015 (filed as exhibit 4.2 to the Company’s Form 8-K, dated November 19, 2003 and incorporated herein by reference).

4.8
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.50% Senior Notes due 2015 (filed as exhibit 4.3 to the Company’s Form 8-K, dated November 19, 2003 and incorporated herein by reference).

4.9	Form of 5.875% Senior Notes due 2035 (filed as exhibit 4.2 to the Company’s Form 8-K, dated March 8, 2005 and incorporated herein by reference).

4.10
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.875% Senior Debentures due 2035 (filed as exhibit 4.3 to the Company’s Form 8-K, dated March 8, 2005 and incorporated herein by reference).

4.11	Form of 5.375% Senior Notes due 2017 (filed as exhibit 4.2 to the Company’s Form 8-K, dated September 8, 2005 and incorporated herein by reference).

4.12
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.375% Senior Notes due 2017 (filed as exhibit 4.3 to the Company’s Form 8-K, dated September 8, 2005 and incorporated herein by reference).

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

4.15	Form of 6.75% Notes due 2019 (filed as exhibit 4.2 to Company’s Form 8-K, dated August 30, 2007 and incorporated herein by reference).

4.16
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Trust Company, N.A., as Trustee, establishing a series of securities entitled 6.75% Senior Notes due 2019 (filed as exhibit 4.3 to the Company’s Form 8-K, dated August 30, 2007 and incorporated herein by reference).

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

10.3
1994 Stock Option and Incentive Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (registration number 33-95708), dated August 11, 1995, and incorporated herein by reference).

10.4	First Amendment to the 1994 Stock Option and Incentive Plan, dated June 12, 1997 (filed as Exhibit 10.9 to the Company’s Form 8-B filed on July 29, 1997 and incorporated herein by reference).

10.5
Second Amendment to the 1994 Stock Option and Incentive Plan, dated December 16, 1997 (filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.6	Management Incentive Plan (filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.7	Form of Nonqualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.8	Form of Employment Agreement between the Company and its Executive Officers (incorporated by reference to the Company’s Form 8-B12B filed on July 29, 1997 and incorporated herein by reference).

10.9	Form of Restricted Stock Agreement between the Company and Executive Officers (filed as exhibit 10.11 to the Company’s Form 8-K dated January 1, 2005 and incorporated herein by reference).

10.10
2003 Stock Incentive Award Plan of Realty Income Corporation, as amended and restated February 21, 2006 (filed as exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.20
First Amendment to Credit Agreement dated October 16, 2006 to the $300 million Credit Agreement dated June 17, 2005 (filed as exhibit 10.1 to the Company’s Form 8-K filed on November 3, 2006 and incorporated herein by reference).

10.30
Amendment dated May 15, 2007 to the Amended and Restated 2003 Stock Incentive Award Plan of Realty Income Corporation (filed as exhibit 10.1 to the Company’s Form 10-Q, for the quarter ended June 30, 2007 and incorporated herein by reference).

10.40	Form of Restricted Stock Agreement (filed as exhibit 10.2 to the Company’s Form 10-Q, for the quarter ended June 30, 2007 and incorporated herein by reference).

Statement of Ratios

*12.1	Statements re computation of ratios.

Subsidiaries of the Registrant

*21.1	Subsidiaries of the Company as of February 4, 2008.

Consents of Experts and Counsel

*23.1	Consent of Independent Registered Public Accounting Firm.

Certifications

*31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

*31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

*32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:       /s/THOMAS A. LEWIS                                                      Date: February 12, 2008
Thomas A. Lewis
Vice Chairman of the Board of Directors,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/WILLIAM E. CLARK                                                      Date: February 12, 2008
William E. Clark
Chairman of the Board of Directors

By:       /s/THOMAS A. LEWIS                                                      Date: February 12, 2008
Thomas A. Lewis
Vice Chairman of the Board of Directors,
Chief Executive Officer
(Principal Executive Officer)

By:       /s/KATHLEEN R. ALLEN, Ph.D.                                                     Date: February 12, 2008
Kathleen R. Allen, Ph.D.
Director

By:       /s/DONALD R. CAMERON                                                            Date: February 12, 2008
Donald R. Cameron
Director

By:       /s/PRIYA CHERIAN HUSKINS                                                       Date: February 12, 2008
Priya Cherian Huskins
Director

By:       /s/ROGER P. KUPPINGER                                                           Date: February 12, 2008
Roger P. Kuppinger
Director

By:       /s/MICHAEL D. MCKEE                                                                Date: February 12, 2008
Michael D. McKee
Director

By:       /s/GREGORY T. MCLAUGHLIN                                                     Date: February 12, 2008
Gregory T. McLaughlin
Director

By:       /s/RONALD L. MERRIMAN                                                           Date: February 12, 2008
Ronald L. Merriman
Director

By:       /s/WILLARD H. SMITH JR                                                             Date: February 12, 2008
Willard H. Smith Jr
Director

By:       /s/PAUL M. MEURER                                                       Date: February 12, 2008
Paul M. Meurer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:       /s/GREGORY J. FAHEY                                                               Date: February 12, 2008
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Apparel Stores
Little Rock	AR	$1,079,232	$2,594,956	$34,285	$52,746	$1,079,232	$2,681,987	$3,761,219	$1,003,494		07/21/98	300
Mesa	AZ	619,035	867,013	1,760	43,447	619,035	912,220	1,531,255	333,457		02/11/99	300
Danbury	CT	1,083,296	6,217,688	40,544	6	1,083,296	6,258,238	7,341,534	2,581,512		09/30/97	300
Manchester	CT	771,660	3,653,539	1,661	None	771,660	3,655,200	4,426,860	1,431,027		03/26/98	300
Manchester	CT	1,250,464	5,917,037	3,555	None	1,250,464	5,920,592	7,171,056	2,317,786		03/26/98	300
Staten Island	NY	4,202,093	3,385,021	None	898	4,202,093	3,385,919	7,588,012	1,326,384		03/26/98	300

Automotive Collision Services
Highlands Ranch	CO	583,289	2,139,057	None	None	583,289	2,139,057	2,722,346	316,583	07/10/07	08/11/03	300
Littleton	CO	601,388	2,169,898	None	None	601,388	2,169,898	2,771,286	174,379	02/02/06	11/12/04	300
Parker	CO	678,768	2,100,854	None	None	678,768	2,100,854	2,779,622	317,675	02/20/04	07/03/03	300
Thornton	CO	693,323	1,896,616	None	None	693,323	1,896,616	2,589,939	228,781	10/05/04	10/15/03	300
Cumming	GA	661,624	1,822,363	None	None	661,624	1,822,363	2,483,987	308,095	09/18/03	12/31/02	300
Douglasville	GA	679,868	1,935,515	None	None	679,868	1,935,515	2,615,383	332,969	08/11/03	12/30/02	300
Morrow	GA	725,948	1,846,315	None	None	725,948	1,846,315	2,572,263	323,040	07/07/03	08/30/02	300
Peachtree City	GA	1,190,380	689,284	None	None	1,190,380	689,284	1,879,664	137,551	12/16/02	09/19/02	300
Ham Lake	MN	192,610	1,930,958	None	None	192,610	1,930,958	2,123,568	235,146	07/01/04	10/31/03	300
Cary	NC	610,389	1,492,235	None	None	610,389	1,492,235	2,102,624	96,995		05/25/06	300
Durham	NC	680,969	1,323,140	None	None	680,969	1,323,140	2,004,109	86,004		05/25/06	300
Wilmington	NC	378,813	1,150,679	None	None	378,813	1,150,679	1,529,492	112,198	07/15/05	12/21/04	300
Bartlett	TN	648,526	1,960,733	None	None	648,526	1,960,733	2,609,259	238,778	08/03/04	10/27/03	300

Automotive Parts
Millbrook	AL	108,000	518,741	None	276	108,000	519,017	627,017	185,825	12/10/98	01/21/99	300
Montgomery	AL	254,465	502,350	None	211	254,465	502,561	757,026	191,762		06/30/98	300
Blytheville	AR	137,913	509,447	6,000	None	137,913	515,447	653,360	200,437		06/30/98	300
Osceola	AR	88,759	520,047	None	None	88,759	520,047	608,806	198,483		06/30/98	300
Wynne	AR	70,000	547,576	26,595	None	70,000	574,171	644,171	220,205	11/10/98	02/24/99	300
Phoenix	AZ	231,000	513,057	None	88	231,000	513,145	744,145	405,513		11/09/87	300
Phoenix	AZ	71,750	159,359	None	88	71,750	159,447	231,197	125,993		11/19/87	300
Phoenix	AZ	222,950	495,178	None	88	222,950	495,266	718,216	354,709		11/02/89	300
Tucson	AZ	194,250	431,434	None	176	194,250	431,610	625,860	342,531		10/30/87	300
Grass Valley	CA	325,000	384,955	None	None	325,000	384,955	709,955	295,837		05/20/88	300
Jackson	CA	300,000	390,849	None	None	300,000	390,849	690,849	298,942		05/17/88	300
Sacramento	CA	210,000	466,419	None	127	210,000	466,546	676,546	368,623		11/25/87	300
Turlock	CA	222,250	493,627	None	None	222,250	493,627	715,877	388,448		12/30/87	300
Aurora	CO	231,314	430,495	None	None	231,314	430,495	661,809	5,022		09/04/07	300
Denver	CO	239,024	444,785	None	None	239,024	444,785	683,809	5,189		09/04/07	300
Denver	CO	315,000	699,623	None	None	315,000	699,623	1,014,623	538,902		05/16/88	300
Denver	CO	283,500	629,666	None	None	283,500	629,666	913,166	485,015		05/27/88	300
Denver	CO	141,400	314,056	None	146	141,400	314,202	455,602	248,244		11/18/87	300
Lakewood	CO	70,422	132,296	None	None	70,422	132,296	202,718	1,543		09/04/07	300
Littleton	CO	252,925	561,758	None	146	252,925	561,904	814,829	438,364		02/12/88	300
Longmont	CO	87,385	163,169	None	None	87,385	163,169	250,554	1,903		09/04/07	300
Smyrna	DE	232,273	472,855	None	None	232,273	472,855	705,128	177,321		08/07/98	300
Council Bluffs	IA	194,355	431,668	None	6	194,355	431,674	626,029	332,509		05/19/88	300
Boise	ID	158,400	351,812	None	259	158,400	352,071	510,471	271,108		05/06/88	300
Boise	ID	190,080	422,172	None	259	190,080	422,431	612,511	325,304		05/06/88	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Lewiston	ID	138,950	308,612	None	None	138,950	308,612	447,562	245,962		09/16/87	300
Moscow	ID	117,250	260,417	None	None	117,250	260,417	377,667	207,551		09/14/87	300
Nampa	ID	183,743	408,101	None	378	183,743	408,479	592,222	314,585		05/06/88	300
Twin Falls	ID	190,080	422,172	None	131	190,080	422,303	612,383	325,281		05/06/88	300
Peoria	IL	193,868	387,737	19,808	230	193,868	407,775	601,643	172,938		11/26/96	300
Brazil	IN	183,952	453,831	None	173	183,952	454,004	637,956	159,596		03/31/99	300
Muncie	IN	148,901	645,660	45,635	28,972	148,901	720,267	869,168	291,858		11/26/96	300
Princeton	IN	134,209	560,113	None	None	134,209	560,113	694,322	196,967		03/31/99	300
Vincennes	IN	185,312	489,779	None	173	185,312	489,952	675,264	172,237		03/31/99	300
Kansas City	KS	185,955	413,014	None	146	185,955	413,160	599,115	318,142		05/13/88	300
Kansas City	KS	222,000	455,881	None	146	222,000	456,027	678,027	351,128		05/16/88	300
Topeka	KS	32,022	60,368	None	None	32,022	60,368	92,390	704		09/04/07	300
Bethesda	MD	282,717	525,928	None	None	282,717	525,928	808,645	6,136		09/04/07	300
Alma	MI	155,000	600,282	None	None	155,000	600,282	755,282	207,036	04/29/99	02/10/99	300
Lansing	MI	265,000	574,931	33,210	None	265,000	608,141	873,141	210,705	04/30/99	12/03/98	300
Sturgis	MI	109,558	550,274	None	None	109,558	550,274	659,832	198,993		12/30/98	300
Independence	MO	210,643	467,844	None	239	210,643	468,083	678,726	338,992		07/31/89	300
Kansas City	MO	210,070	466,571	None	239	210,070	466,810	676,880	359,461		05/13/88	300
Kansas City	MO	168,350	373,910	None	239	168,350	374,149	542,499	288,086		05/26/88	300
Batesville	MS	190,124	485,670	None	211	190,124	485,881	676,005	183,779		07/27/98	300
Horn Lake	MS	142,702	514,779	None	211	142,702	514,990	657,692	196,506		06/30/98	300
Jackson	MS	248,483	572,522	None	211	248,483	572,733	821,216	186,115		11/16/99	300
Richland	MS	243,565	558,645	None	211	243,565	558,856	802,421	179,746		12/21/99	300
Missoula	MT	163,100	362,249	None	None	163,100	362,249	525,349	287,493		10/30/87	300
Fargo	ND	53,973	100,262	None	None	53,973	100,262	154,235	1,170		09/04/07	300
Kearney	NE	173,950	344,393	None	None	173,950	344,393	518,343	238,422		05/01/90	300
Omaha	NE	196,000	435,321	None	None	196,000	435,321	631,321	335,317		05/26/88	300
Omaha	NE	199,100	412,042	None	6	199,100	412,048	611,148	316,725		05/27/88	300
Scottsbluff	NE	33,307	63,355	None	None	33,307	63,355	96,662	739		09/04/07	300
Cherry Hill	NJ	463,808	862,240	None	None	463,808	862,240	1,326,048	10,059		09/04/07	300
Pleasantville	NJ	77,105	144,693	None	None	77,105	144,693	221,798	1,688		09/04/07	300
Rio Rancho	NM	211,577	469,923	None	None	211,577	469,923	681,500	366,655		02/26/88	300
Las Vegas	NV	161,000	357,585	260,000	None	161,000	617,585	778,585	344,458		10/29/87	300
Reno	NV	456,000	562,344	None	None	456,000	562,344	1,018,344	433,115		05/26/88	300
Bethpage	NY	334,120	621,391	None	None	334,120	621,391	955,511	7,249		09/04/07	300
Commack	NY	400,427	744,533	None	None	400,427	744,533	1,144,960	8,686		09/04/07	300
Freeport	NY	134,828	251,894	None	None	134,828	251,894	386,722	2,939		09/04/07	300
Queens Village	NY	242,775	451,749	None	None	242,775	451,749	694,524	5,270		09/04/07	300
Riverhead	NY	143,929	268,795	None	None	143,929	268,795	412,724	3,136		09/04/07	300
Canton	OH	396,560	597,553	None	None	396,560	597,553	994,113	224,083		08/14/98	300
Hamilton	OH	183,000	515,727	2,941	None	183,000	518,668	701,668	179,997	04/07/99	12/03/98	300
Hubbard	OH	147,043	481,217	None	None	147,043	481,217	628,260	183,663		06/30/98	300
Tulsa	OK	133,648	249,702	None	None	133,648	249,702	383,350	2,913		09/04/07	300
Albany	OR	152,250	338,153	None	218	152,250	338,371	490,621	270,706		08/24/87	300
Beaverton	OR	210,000	466,419	None	218	210,000	466,637	676,637	373,365		08/26/87	300
Milwaukie	OR	180,250	400,336	None	218	180,250	400,554	580,804	320,475		08/06/87	300
Portland	OR	190,750	423,664	None	218	190,750	423,882	614,632	339,146		08/12/87	300
Portland	OR	147,000	326,493	None	218	147,000	326,711	473,711	261,374		08/26/87	300
Salem	OR	136,500	303,170	None	218	136,500	303,388	439,888	242,706		08/20/87	300
Butler	PA	339,929	633,078	5,684	None	339,929	638,762	978,691	243,089		08/07/98	300
Dover	PA	265,112	593,341	None	None	265,112	593,341	858,453	226,458		06/30/98	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Enola	PA	220,228	546,026	None	None	220,228	546,026	766,254	199,306		11/10/98	300
Hanover	PA	132,500	719,511	None	None	132,500	719,511	852,011	241,196	07/26/99	05/13/99	300
Harrisburg	PA	327,781	608,291	None	None	327,781	608,291	936,072	232,163		06/30/98	300
Harrisburg	PA	283,417	352,473	None	None	283,417	352,473	635,890	131,007		09/30/98	300
Lancaster	PA	199,899	774,838	10,913	None	199,899	785,751	985,650	294,991		08/14/98	300
New Castle	PA	180,009	525,774	3,860	None	180,009	529,634	709,643	204,529		06/30/98	300
Reading	PA	379,000	658,722	10,100	None	379,000	668,822	1,047,822	228,576	06/09/99	12/04/98	300
Sioux Falls	SD	48,833	91,572	None	None	48,833	91,572	140,405	1,068		09/04/07	300
Columbia	TN	273,120	431,716	None	None	273,120	431,716	704,836	147,502		06/30/99	300
Memphis	TN	197,708	507,647	None	248	197,708	507,895	705,603	188,751		09/30/98	300
Amarillo	TX	140,000	419,734	None	None	140,000	419,734	559,734	317,651		09/12/88	300
El Paso	TX	66,150	146,922	None	295	66,150	147,217	213,367	116,636		10/27/87	300
Lubbock	TX	49,000	108,831	None	None	49,000	108,831	157,831	86,372		10/29/87	300
Bellevue	WA	185,500	411,997	None	225	185,500	412,222	597,722	329,885		08/06/87	300
Bellingham	WA	168,000	373,133	None	117	168,000	373,250	541,250	298,671		08/20/87	300
Hazel Dell	WA	168,000	373,135	None	None	168,000	373,135	541,135	285,921		05/23/88	300
Kenmore	WA	199,500	443,098	None	225	199,500	443,323	642,823	354,777		08/20/87	300
Kennewick	WA	161,350	358,365	None	364	161,350	358,729	520,079	286,939		08/26/87	300
Kent	WA	199,500	443,091	None	117	199,500	443,208	642,708	354,663		08/06/87	300
Lakewood	WA	191,800	425,996	None	225	191,800	426,221	618,021	341,089		08/18/87	300
Marysville	WA	168,000	373,135	None	122	168,000	373,257	541,257	298,674		08/20/87	300
Moses Lake	WA	138,600	307,831	None	None	138,600	307,831	446,431	246,377		08/12/87	300
Pasco	WA	161,700	359,142	None	364	161,700	359,506	521,206	287,561		08/18/87	300
Renton	WA	185,500	412,003	None	225	185,500	412,228	597,728	328,501		09/15/87	300
Seattle	WA	162,400	360,697	None	225	162,400	360,922	523,322	288,827		08/20/87	300
Silverdale	WA	183,808	419,777	None	117	183,808	419,894	603,702	334,589		09/16/87	300
Tacoma	WA	109,127	202,691	None	None	109,127	202,691	311,818	2,365		09/04/07	300
Tacoma	WA	196,000	435,324	None	117	196,000	435,441	631,441	345,517		10/15/87	300
Vancouver	WA	180,250	400,343	None	215	180,250	400,558	580,808	320,477		08/20/87	300
Walla Walla	WA	170,100	377,793	None	1,804	170,100	379,597	549,697	302,422		08/06/87	300
Wenatchee	WA	148,400	329,602	None	None	148,400	329,602	478,002	263,803		08/25/87	300

Automotive Service
Flagstaff	AZ	144,821	417,485	None	None	144,821	417,485	562,306	156,142	04/11/02	08/29/97	300
Mesa	AZ	210,620	475,072	None	None	210,620	475,072	685,692	106,887		05/14/02	300
Phoenix	AZ	189,341	546,984	None	None	189,341	546,984	736,325	123,071		05/14/02	300
Phoenix	AZ	384,608	279,824	None	None	384,608	279,824	664,432	62,958		05/14/02	300
Sierra Vista	AZ	175,114	345,508	None	None	175,114	345,508	520,622	77,737		05/14/02	300
Tucson	AZ	226,596	437,972	None	None	226,596	437,972	664,568	98,542		05/14/02	300
Bakersfield	CA	65,165	206,927	None	None	65,165	206,927	272,092	46,557		05/14/02	300
Chula Vista	CA	313,293	409,654	None	16	313,293	409,670	722,963	190,505	05/01/96	01/19/96	300
Dublin	CA	415,620	1,153,928	None	None	415,620	1,153,928	1,569,548	259,632		05/14/02	300
Folsom	CA	471,813	325,610	None	None	471,813	325,610	797,423	73,260		05/14/02	300
Indio	CA	264,956	265,509	None	None	264,956	265,509	530,465	59,738		05/14/02	300
Los Angeles	CA	580,446	158,876	None	None	580,446	158,876	739,322	35,745		05/14/02	300
Oxnard	CA	186,980	198,236	None	None	186,980	198,236	385,216	44,601		05/14/02	300
Simi Valley	CA	213,920	161,012	None	None	213,920	161,012	374,932	36,226		05/14/02	300
Vacaville	CA	358,067	284,931	None	None	358,067	284,931	642,998	64,107		05/14/02	300
Broomfield	CO	154,930	503,626	None	450	154,930	504,076	659,006	229,600	08/22/96	03/15/96	300
Denver	CO	79,717	369,587	None	41	79,717	369,628	449,345	336,496		10/08/85	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Thornton	CO	276,084	415,464	None	205	276,084	415,669	691,753	182,160	12/31/96	10/31/96	300
Hartford	CT	248,540	482,460	None	None	248,540	482,460	731,000	217,911		09/30/96	300
Southington	CT	225,882	672,910	None	None	225,882	672,910	898,792	283,633		06/06/97	300
Vernon	CT	81,529	300,518	None	None	81,529	300,518	382,047	66,615		06/27/02	300
Carol City	FL	163,239	262,726	None	None	163,239	262,726	425,965	58,238		06/27/02	300
Jacksonville	FL	76,585	355,066	6,980	124	76,585	362,170	438,755	321,705		12/23/85	300
Lauderdale Lakes	FL	65,987	305,931	None	None	65,987	305,931	371,918	274,549		02/19/86	300
Orange City	FL	99,613	139,008	None	None	99,613	139,008	238,621	31,275		05/14/02	300
Seminole	FL	68,000	315,266	None	124	68,000	315,390	383,390	284,943		12/23/85	300
Sunrise	FL	80,253	372,070	None	None	80,253	372,070	452,323	334,215		02/14/86	300
Tampa	FL	67,000	310,629	None	124	67,000	310,753	377,753	280,754		12/27/85	300
Tampa	FL	86,502	401,041	None	141	86,502	401,182	487,684	353,745		07/23/86	300
Tampa	FL	70,000	324,538	None	162	70,000	324,700	394,700	293,336		12/27/85	300
Atlanta	GA	55,840	258,889	None	130	55,840	259,019	314,859	234,802		11/27/85	300
Bogart	GA	66,807	309,733	None	None	66,807	309,733	376,540	279,861		12/20/85	300
Douglasville	GA	214,771	129,519	None	None	214,771	129,519	344,290	29,140		05/14/02	300
Duluth	GA	290,842	110,056	None	None	290,842	110,056	400,898	24,760		05/14/02	300
Duluth	GA	222,275	316,925	None	151	222,275	317,076	539,351	126,829	10/24/97	06/20/97	300
Gainesville	GA	53,589	248,452	None	None	53,589	248,452	302,041	224,490		12/19/85	300
Kennesaw	GA	266,865	139,425	None	None	266,865	139,425	406,290	31,369		05/14/02	300
Marietta	GA	60,900	293,461	None	124	60,900	293,585	354,485	265,250		12/26/85	300
Marietta	GA	69,561	346,024	None	356	69,561	346,380	415,941	306,733		06/03/86	300
Norcross	GA	244,124	151,831	None	None	244,124	151,831	395,955	34,160		05/14/02	300
Riverdale	GA	58,444	270,961	None	None	58,444	270,961	329,405	243,999		01/15/86	300
Rome	GA	56,454	261,733	None	None	56,454	261,733	318,187	236,490		12/19/85	300
Snellville	GA	253,316	132,124	None	None	253,316	132,124	385,440	29,726		05/14/02	300
Tucker	GA	78,646	364,625	None	5,237	78,646	369,862	448,508	332,066		12/18/85	300
Arlington Hts	IL	441,437	215,983	None	None	441,437	215,983	657,420	48,594		05/14/02	300
Chicago	IL	329,076	255,294	None	None	329,076	255,294	584,370	57,439		05/14/02	300
Round Lake Beach	IL	472,132	236,585	None	None	472,132	236,585	708,717	53,230		05/14/02	300
Westchester	IL	421,239	184,812	None	None	421,239	184,812	606,051	41,581		05/14/02	300
Anderson	IN	232,170	385,661	None	163	232,170	385,824	617,994	154,946		12/19/97	300
Indianapolis	IN	231,384	428,307	None	None	231,384	428,307	659,691	193,452		09/27/96	300
Michigan City	IN	392,638	297,650	-3,065	None	392,638	294,585	687,223	66,970		05/14/02	300
Warsaw	IN	140,893	228,116	None	None	140,893	228,116	369,009	51,324		05/14/02	300
Olathe	KS	217,995	367,055	None	None	217,995	367,055	585,050	155,995	04/22/97	11/11/96	300
Louisville	KY	56,054	259,881	None	64	56,054	259,945	315,999	234,846		12/17/85	300
Newport	KY	323,511	289,017	None	None	323,511	289,017	612,528	118,923		09/17/97	300
Billerica	MA	399,043	462,240	None	None	399,043	462,240	861,283	197,895		04/02/97	300
East Falmouth	MA	191,302	340,539	None	None	191,302	340,539	531,841	76,620		05/14/02	300
East Wareham	MA	149,680	278,669	None	None	149,680	278,669	428,349	62,698		05/14/02	300
Fairhaven	MA	138,957	289,294	None	None	138,957	289,294	428,251	65,089		05/14/02	300
Gardner	MA	138,990	289,361	None	None	138,990	289,361	428,351	65,104		05/14/02	300
Hyannis	MA	180,653	458,522	None	None	180,653	458,522	639,175	101,639		06/27/02	300
Lenox	MA	287,769	535,273	None	None	287,769	535,273	823,042	188,226		03/31/99	300
Newburyport	MA	274,698	466,449	None	None	274,698	466,449	741,147	103,396		06/27/02	300
North Reading	MA	180,546	351,161	None	None	180,546	351,161	531,707	79,009		05/14/02	300
Orleans	MA	138,212	394,065	None	None	138,212	394,065	532,277	88,662		05/14/02	300
Aberdeen	MD	223,617	225,605	None	None	223,617	225,605	449,222	50,009		06/27/02	300
Capital Heights	MD	547,173	219,979	-12,319	None	547,173	207,660	754,833	49,492		05/14/02	300
Clinton	MD	70,880	328,620	11,440	459	70,880	340,519	411,399	298,739		11/15/85	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Lexington Park	MD	111,396	335,288	-7,600	None	111,396	327,688	439,084	75,436		05/14/02	300
Kalamazoo	MI	391,745	296,975	-2,196	None	391,745	294,779	686,524	66,818		05/14/02	300
Portage	MI	402,409	286,441	-2,112	None	402,409	284,329	686,738	64,447		05/14/02	300
Southfield	MI	275,952	350,765	None	None	275,952	350,765	626,717	78,920		05/14/02	300
Troy	MI	214,893	199,299	None	None	214,893	199,299	414,192	44,841		05/14/02	300
Minneapolis	MN	58,000	268,903	None	479	58,000	269,382	327,382	243,211		12/18/85	300
St. Cloud	MN	203,338	258,626	None	None	203,338	258,626	461,964	57,329		06/27/02	300
Independence	MO	297,641	233,152	None	None	297,641	233,152	530,793	102,976		12/20/96	300
Asheville	NC	441,746	242,565	None	None	441,746	242,565	684,311	54,575		05/14/02	300
Charlotte	NC	508,100	457,295	None	None	508,100	457,295	965,395	84,600		05/27/03	300
Concord	NC	237,688	357,976	None	5,668	237,688	363,644	601,332	138,435		11/05/97	300
Durham	NC	55,074	255,336	None	121	55,074	255,457	310,531	231,768		11/13/85	300
Durham	NC	354,676	361,203	3,400	351	354,676	364,954	719,630	150,780	08/29/97	03/31/97	300
Fayetteville	NC	224,326	257,733	None	205	224,326	257,938	482,264	103,526		12/03/97	300
Greensboro	NC	286,068	244,606	None	None	286,068	244,606	530,674	55,028		05/14/02	300
Matthews	NC	295,580	338,472	10,000	16,390	295,580	364,862	660,442	143,151	08/28/98	02/27/98	300
Pineville	NC	254,460	355,630	None	356	254,460	355,986	610,446	146,531	08/28/97	04/16/97	300
Raleigh	NC	398,694	263,621	None	None	398,694	263,621	662,315	107,610		10/01/97	300
Raleigh	NC	89,145	413,301	None	94	89,145	413,395	502,540	376,018		10/28/85	300
Raleigh	NC	218,294	319,334	3,905	1,295	218,294	324,534	542,828	130,804	08/01/02	06/20/97	300
Salisbury	NC	235,614	150,592	None	None	235,614	150,592	386,206	33,881		05/14/02	300
Lincoln	NE	337,138	316,958	None	None	337,138	316,958	654,096	71,313		05/14/02	300
Edison	NJ	448,936	238,773	None	None	448,936	238,773	687,709	53,720		05/14/02	300
Glassboro	NJ	182,013	312,480	None	None	182,013	312,480	494,493	69,266		06/27/02	300
Hamilton Square	NJ	422,477	291,555	None	None	422,477	291,555	714,032	65,596		05/14/02	300
Hamilton Township	NJ	265,238	298,167	None	None	265,238	298,167	563,405	67,084		05/14/02	300
Randolph	NJ	452,629	390,163	None	None	452,629	390,163	842,792	87,784		05/14/02	300
Westfield	NJ	705,337	288,720	None	None	705,337	288,720	994,057	64,957		05/14/02	300
Woodbury	NJ	212,788	320,283	None	None	212,788	320,283	533,071	72,060		05/14/02	300
Las Vegas	NV	326,879	359,101	None	None	326,879	359,101	685,980	80,796		05/14/02	300
Las Vegas	NV	316,441	369,768	None	None	316,441	369,768	686,209	83,196		05/14/02	300
Las Vegas	NV	252,169	562,715	None	None	252,169	562,715	814,884	126,609		05/14/02	300
Sparks	NV	326,813	306,311	None	None	326,813	306,311	633,124	68,918		05/14/02	300
Albion	NY	170,589	317,424	None	None	170,589	317,424	488,013	111,619		03/31/99	300
Dansville	NY	181,664	337,991	None	None	181,664	337,991	519,655	118,852		03/31/99	300
East Amherst	NY	260,708	484,788	None	None	260,708	484,788	745,496	170,476		03/31/99	300
East Syracuse	NY	250,609	466,264	None	None	250,609	466,264	716,873	163,958		03/31/99	300
Johnson City	NY	242,863	451,877	None	None	242,863	451,877	694,740	158,899		03/31/99	300
Wellsville	NY	161,331	300,231	None	None	161,331	300,231	461,562	105,573		03/31/99	300
West Amherst	NY	268,692	499,619	None	None	268,692	499,619	768,311	175,691		03/31/99	300
Akron	OH	139,126	460,334	None	None	139,126	460,334	599,460	189,466		09/18/97	300
Beaver Creek	OH	349,091	251,127	None	None	349,091	251,127	600,218	33,065		09/17/04	300
Beavercreek	OH	205,000	492,538	None	None	205,000	492,538	697,538	212,611	02/13/97	09/09/96	300
Canal Winchester	OH	443,751	825,491	None	None	443,751	825,491	1,269,242	164,768	12/19/02	08/21/02	300
Centerville	OH	305,000	420,448	None	None	305,000	420,448	725,448	192,706	07/24/96	06/28/96	300
Cincinnati	OH	293,005	201,340	None	None	293,005	201,340	494,345	82,815		09/17/97	300
Cincinnati	OH	211,185	392,210	None	None	211,185	392,210	603,395	64,715		11/03/03	300
Cincinnati	OH	305,556	244,662	None	None	305,556	244,662	550,218	32,213		09/17/04	300
Cincinnati	OH	589,286	160,932	None	None	589,286	160,932	750,218	21,189		09/17/04	300
Cincinnati	OH	159,375	265,842	None	None	159,375	265,842	425,217	35,002		09/17/04	300
Cincinnati	OH	350,000	300,217	None	None	350,000	300,217	650,217	36,526		12/20/04	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Cleveland	OH	215,111	216,517	None	None	215,111	216,517	431,628	47,995		06/27/02	300
Columbus	OH	245,036	470,468	None	None	245,036	470,468	715,504	226,609		12/22/95	300
Columbus	OH	432,110	386,553	None	None	432,110	386,553	818,663	71,511		05/27/03	300
Columbus	OH	466,696	548,133	None	None	466,696	548,133	1,014,829	101,404		05/27/03	300
Columbus	OH	337,679	272,484	None	None	337,679	272,484	610,163	35,877		09/17/04	300
Columbus	OH	190,000	260,162	None	None	190,000	260,162	450,162	34,254		09/17/04	300
Columbus	OH	371,429	278,734	None	None	371,429	278,734	650,163	36,700		09/17/04	300
Columbus	OH	214,737	85,425	None	None	214,737	85,425	300,162	11,247		09/17/04	300
Columbus	OH	75,761	351,247	None	168	75,761	351,415	427,176	319,650		10/24/85	300
Columbus	OH	71,098	329,627	None	195	71,098	329,822	400,920	300,249		10/02/85	300
Cuyahoga Falls	OH	253,750	271,400	None	None	253,750	271,400	525,150	35,734		09/17/04	300
Dayton	OH	63,996	296,701	5,985	190	63,996	302,876	366,872	270,146		10/08/85	300
Dayton	OH	70,000	324,538	None	271	70,000	324,809	394,809	295,387		10/31/85	300
Dublin	OH	437,887	428,046	None	None	437,887	428,046	865,933	79,187		05/27/03	300
Eastlake	OH	321,347	459,774	None	None	321,347	459,774	781,121	221,458		12/22/95	300
Fairfield	OH	323,408	235,024	None	None	323,408	235,024	558,432	96,693		09/17/97	300
Fairlawn	OH	280,000	270,150	None	None	280,000	270,150	550,150	35,569		09/17/04	300
Findlay	OH	283,515	397,004	None	None	283,515	397,004	680,519	159,467		12/24/97	300
Hamilton	OH	252,608	413,279	None	None	252,608	413,279	665,887	174,263	03/31/97	10/04/96	300
Huber Heights	OH	282,000	449,381	None	None	282,000	449,381	731,381	196,978	12/03/96	07/18/96	300
Lima	OH	241,132	114,085	None	None	241,132	114,085	355,217	15,021		09/17/04	300
Marion	OH	100,000	275,162	None	None	100,000	275,162	375,162	33,478		12/20/04	300
Mason	OH	310,990	405,373	None	None	310,990	405,373	716,363	74,993		05/27/03	300
Middleburg Hghts	OH	317,308	307,842	None	None	317,308	307,842	625,150	40,532		09/17/04	300
Milford	OH	353,324	269,997	None	None	353,324	269,997	623,321	111,108		09/18/97	300
Mt. Vernon	OH	216,115	375,357	None	None	216,115	375,357	591,472	150,769		12/30/97	300
Northwood	OH	65,978	263,912	None	1,179	65,978	265,091	331,069	264,490		09/12/86	180
Norwalk	OH	200,205	366,000	None	None	200,205	366,000	566,205	147,009		12/19/97	300
Parma	OH	268,966	381,184	None	None	268,966	381,184	650,150	50,189		09/17/04	300
Reynoldsburg	OH	267,750	497,371	None	None	267,750	497,371	765,121	65,487		09/15/04	300
Reynoldsburg	OH	374,000	176,162	None	None	374,000	176,162	550,162	23,194		09/17/04	300
S. Euclid	OH	337,593	451,944	None	None	337,593	451,944	789,537	83,610		05/27/03	300
Sandusky	OH	264,708	404,011	None	None	264,708	404,011	668,719	162,282		12/19/97	300
Solon	OH	794,305	222,797	None	None	794,305	222,797	1,017,102	41,218		05/27/03	300
Springboro	OH	191,911	522,902	None	None	191,911	522,902	714,813	225,560		03/07/97	300
Springfield	OH	320,000	280,217	None	None	320,000	280,217	600,217	36,895		09/17/04	300
Springfield	OH	189,091	136,127	None	None	189,091	136,127	325,218	17,923		09/17/04	300
Stow	OH	310,000	415,150	None	None	310,000	415,150	725,150	54,661		09/17/04	300
Toledo	OH	120,000	230,217	None	None	120,000	230,217	350,217	30,312		09/17/04	300
Toledo	OH	250,000	175,217	None	None	250,000	175,217	425,217	23,070		09/17/04	300
Toledo	OH	320,000	280,217	None	None	320,000	280,217	600,217	36,895		09/17/04	300
Toledo	OH	250,000	530,217	None	None	250,000	530,217	780,217	69,812		09/17/04	300
Toledo	OH	91,655	366,621	None	1,179	91,655	367,800	459,455	367,199		09/12/86	180
Toledo	OH	73,408	293,632	None	1,179	73,408	294,811	368,219	294,209		09/12/86	180
West Chester	OH	446,449	768,644	None	None	446,449	768,644	1,215,093	136,179	06/27/03	03/11/03	300
Zanesville	OH	125,000	300,162	None	None	125,000	300,162	425,162	39,521		09/17/04	300
Midwest City	OK	106,312	333,551	None	None	106,312	333,551	439,863	125,163	08/06/98	08/08/97	300
The Village	OK	143,655	295,422	None	None	143,655	295,422	439,077	114,737	03/06/98	07/29/97	300
Portland	OR	251,499	345,952	None	None	251,499	345,952	597,451	72,649		09/26/02	300
Salem	OR	337,711	253,855	None	None	337,711	253,855	591,566	57,116		05/14/02	300
Bethel Park	PA	299,595	331,264	None	None	299,595	331,264	630,859	133,065		12/19/97	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Bethlehem	PA	229,162	310,526	None	None	229,162	310,526	539,688	124,724		12/24/97	300
Bethlehem	PA	275,328	389,067	None	457	275,328	389,524	664,852	156,339		12/19/97	300
Bridgeville	PA	275,000	375,150	None	None	275,000	375,150	650,150	49,394		09/17/04	300
Coraopolis	PA	225,000	375,150	None	None	225,000	375,150	600,150	49,394		09/17/04	300
Harrisburg	PA	131,529	220,317	-2,515	None	131,529	217,802	349,331	49,568		05/14/02	300
Monroeville	PA	275,000	250,150	None	None	275,000	250,150	525,150	32,936		09/17/04	300
Philadelphia	PA	858,500	877,744	None	None	858,500	877,744	1,736,244	506,857	05/19/95	12/05/94	300
Pittsburgh	PA	378,715	685,374	None	None	378,715	685,374	1,064,089	141,998	08/22/02	01/17/02	300
Pittsburgh	PA	219,938	408,466	None	None	219,938	408,466	628,404	67,397		11/03/03	300
Pittsburgh	PA	175,000	300,150	None	None	175,000	300,150	475,150	39,519		09/17/04	300
Pittsburgh	PA	243,750	406,400	None	None	243,750	406,400	650,150	53,509		09/17/04	300
Pittsburgh	PA	208,333	416,817	None	None	208,333	416,817	625,150	54,880		09/17/04	300
Pittsburgh	PA	121,429	303,721	None	None	121,429	303,721	425,150	39,990		09/17/04	300
Warminster	PA	323,847	216,999	-3,929	None	323,847	213,070	536,917	48,821		05/14/02	300
Wexford	PA	284,375	240,775	None	None	284,375	240,775	525,150	31,702		09/17/04	300
York	PA	249,436	347,424	None	None	249,436	347,424	596,860	139,550		12/30/97	300
Charleston	SC	217,250	294,079	None	151	217,250	294,230	511,480	122,145	07/14/97	03/13/97	300
Columbia	SC	267,622	298,594	None	7,027	267,622	305,621	573,243	119,815	03/31/98	11/05/97	300
Greenville	SC	221,946	315,163	None	8,684	221,946	323,847	545,793	133,867	09/05/97	03/31/97	300
Lexington	SC	241,534	342,182	None	544	241,534	342,726	584,260	119,680		09/24/98	300
North Charleston	SC	174,980	341,466	None	15,458	174,980	356,924	531,904	141,898	08/06/98	03/12/98	300
Brentwood	TN	305,546	505,728	None	None	305,546	505,728	811,274	201,441	03/13/98	05/28/97	300
Hendersonville	TN	175,764	327,096	None	None	175,764	327,096	502,860	64,874		01/21/03	300
Hermitage	TN	560,443	1,011,799	None	None	560,443	1,011,799	1,572,242	219,019	10/15/01	05/09/01	300
Hermitage	TN	204,296	172,695	None	None	204,296	172,695	376,991	38,854		05/14/02	300
Madison	TN	175,769	327,068	None	None	175,769	327,068	502,837	64,868		01/21/03	300
Memphis	TN	108,094	217,079	None	None	108,094	217,079	325,173	48,840		05/14/02	300
Memphis	TN	214,110	193,591	None	None	214,110	193,591	407,701	43,555		05/14/02	300
Memphis	TN	215,017	216,794	None	None	215,017	216,794	431,811	48,056		06/27/02	300
Murfreesboro	TN	150,411	215,528	None	None	150,411	215,528	365,939	48,492		05/14/02	300
Nashville	TN	342,960	227,440	None	None	342,960	227,440	570,400	93,579		09/17/97	300
Carrollton	TX	174,284	98,623	None	None	174,284	98,623	272,907	22,188		05/14/02	300
Carrolton	TX	177,041	199,088	None	None	177,041	199,088	376,129	44,793		05/14/02	300
Dallas	TX	234,604	325,951	None	None	234,604	325,951	560,555	148,308	08/09/96	02/19/96	300
Fort Worth	TX	83,530	111,960	None	None	83,530	111,960	195,490	25,189		05/14/02	300
Houston	TX	285,000	369,697	None	None	285,000	369,697	654,697	150,920	08/08/97	08/08/97	300
Humble	TX	257,169	325,652	None	None	257,169	325,652	582,821	73,270		05/14/02	300
Lake Jackson	TX	197,170	256,376	None	None	197,170	256,376	453,546	57,683		05/14/02	300
Lewisville	TX	199,942	324,736	None	None	199,942	324,736	524,678	147,755	08/02/96	02/14/96	300
Lewisville	TX	130,238	207,683	None	None	130,238	207,683	337,921	46,037		06/27/02	300
San Antonio	TX	198,828	437,422	None	142	198,828	437,564	636,392	215,071		09/15/95	300
Richmond	VA	403,549	876,981	None	None	403,549	876,981	1,280,530	137,795	07/08/04	10/17/02	300
Roanoke	VA	349,628	322,545	None	203	349,628	322,748	672,376	129,633		12/19/97	300
Warrenton	VA	186,723	241,173	None	None	186,723	241,173	427,896	54,260		05/14/02	300
Bremerton	WA	261,172	373,080	None	None	261,172	373,080	634,252	165,628	03/19/97	07/24/96	300
Milwaukee	WI	173,005	499,244	None	None	173,005	499,244	672,249	240,469		12/22/95	300
Milwaukee	WI	152,509	475,480	None	None	152,509	475,480	627,989	214,758		09/27/96	300
New Berlin	WI	188,491	466,268	None	None	188,491	466,268	654,759	224,586		12/22/95	300
Racine	WI	184,002	114,167	None	None	184,002	114,167	298,169	25,686		05/14/02	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Automotive Tire Services
Athens	AL	760,031	1,413,494	None	None	760,031	1,413,494	2,173,525	63,603		11/22/06	300
Auburn	AL	660,210	1,228,112	None	None	660,210	1,228,112	1,888,322	55,261		11/22/06	300
Birmingham	AL	635,111	1,180,909	None	None	635,111	1,180,909	1,816,020	53,137		11/22/06	300
Daphne	AL	876,139	1,629,123	None	None	876,139	1,629,123	2,505,262	73,307		11/22/06	300
Decatur	AL	635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	53,163		11/22/06	300
Foley	AL	870,031	1,617,357	None	None	870,031	1,617,357	2,487,388	72,777		11/22/06	300
Gardendale	AL	610,055	1,134,554	None	None	610,055	1,134,554	1,744,609	50,341		11/22/06	300
Hoover	AL	504,396	938,299	None	None	504,396	938,299	1,442,695	42,219		11/22/06	300
Hoover	AL	620,270	1,153,493	None	None	620,270	1,153,493	1,773,763	51,903		11/22/06	300
Huntsville	AL	499,843	929,863	None	None	499,843	929,863	1,429,706	41,840		11/22/06	300
Huntsville	AL	635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	53,163		11/22/06	300
Madison	AL	635,111	1,181,532	None	None	635,111	1,181,532	1,816,643	53,164		11/22/06	300
Mobile	AL	635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	53,163		11/22/06	300
Mobile	AL	525,750	977,810	None	None	525,750	977,810	1,503,560	43,997		11/22/06	300
Orange Beach	AL	630,244	1,172,036	None	None	630,244	1,172,036	1,802,280	52,738		11/22/06	300
Pelham	AL	635,111	1,180,909	None	None	635,111	1,180,909	1,816,020	53,137		11/22/06	300
Phenix City	AL	630,244	1,172,024	None	None	630,244	1,172,024	1,802,268	52,737		11/22/06	300
Tucson	AZ	178,297	396,004	None	338	178,297	396,342	574,639	279,509		01/19/90	300
Arvada	CO	301,489	931,092	None	None	301,489	931,092	1,232,581	265,399	09/22/00	11/18/99	300
Aurora	CO	221,691	492,382	None	None	221,691	492,382	714,073	347,175		01/29/90	300
Aurora	CO	353,283	1,135,051	None	None	353,283	1,135,051	1,488,334	308,392	01/03/01	03/10/00	300
Colorado Springs	CO	280,193	622,317	None	None	280,193	622,317	902,510	438,791		01/23/90	300
Colorado Springs	CO	192,988	433,542	None	None	192,988	433,542	626,530	260,368		05/20/93	300
Denver	CO	688,292	1,331,224	None	None	688,292	1,331,224	2,019,516	266,020	01/10/03	05/30/02	300
Westminster	CO	526,620	1,099,523	None	None	526,620	1,099,523	1,626,143	298,738	01/12/01	01/18/00	300
Destin	FL	1,034,411	1,922,591	None	None	1,034,411	1,922,591	2,957,002	86,513		11/22/06	300
Ft. Walton Bch	FL	635,111	1,181,032	None	None	635,111	1,181,032	1,816,143	53,142		11/22/06	300
Ft. Walton Bch	FL	635,111	1,181,032	None	None	635,111	1,181,032	1,816,143	53,142		11/22/06	300
Lakeland	FL	500,000	645,402	None	None	500,000	645,402	1,145,402	240,063	06/04/98	12/31/97	300
Milton	FL	635,111	1,181,145	None	None	635,111	1,181,145	1,816,256	53,148		11/22/06	300
Niceville	FL	920,803	1,711,621	None	None	920,803	1,711,621	2,632,424	77,019		11/22/06	300
Orlando	FL	635,111	1,181,076	None	None	635,111	1,181,076	1,816,187	53,144		11/22/06	300
Orlando	FL	630,244	1,172,023	None	None	630,244	1,172,023	1,802,267	52,737		11/22/06	300
Oviedo	FL	971,996	1,806,780	None	None	971,996	1,806,780	2,778,776	81,301		11/22/06	300
Pace	FL	630,244	1,171,993	None	None	630,244	1,171,993	1,802,237	52,736		11/22/06	300
Panama City Bch	FL	635,111	1,181,076	None	None	635,111	1,181,076	1,816,187	53,144		11/22/06	300
Pensacola	FL	308,067	573,708	None	None	308,067	573,708	881,775	25,813		11/22/06	300
Pensacola	FL	635,111	1,181,063	None	None	635,111	1,181,063	1,816,174	53,144		11/22/06	300
Pensacola	FL	588,305	1,094,130	None	None	588,305	1,094,130	1,682,435	49,232		11/22/06	300
Sanford	FL	630,244	1,172,023	None	None	630,244	1,172,023	1,802,267	52,737		11/22/06	300
St. Cloud	FL	525,207	976,968	None	None	525,207	976,968	1,502,175	43,960		11/22/06	300
Tallahassee	FL	419,902	781,405	None	None	419,902	781,405	1,201,307	35,159		11/22/06	300
Tallahassee	FL	611,916	1,137,986	None	None	611,916	1,137,986	1,749,902	51,205		11/22/06	300
Tampa	FL	427,395	472,030	None	None	427,395	472,030	899,425	175,598	06/10/98	12/05/97	300
Union Park	FL	1,004,103	1,866,287	None	None	1,004,103	1,866,287	2,870,390	83,979		11/22/06	300
Alpharetta	GA	630,244	1,171,870	None	None	630,244	1,171,870	1,802,114	52,730		11/22/06	300
Columbus	GA	630,244	1,171,988	None	None	630,244	1,171,988	1,802,232	52,735		11/22/06	300
Conyers	GA	531,935	1,180,296	None	None	531,935	1,180,296	1,712,231	269,186	03/28/02	11/13/01	300
Conyers	GA	635,111	1,181,027	None	None	635,111	1,181,027	1,816,138	53,142		11/22/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Duluth	GA	638,509	1,186,594	None	None	638,509	1,186,594	1,825,103	195,784		11/29/03	300
Hiram	GA	635,111	1,181,017	None	None	635,111	1,181,017	1,816,128	53,142		11/22/06	300
Kennesaw	GA	519,903	967,180	None	None	519,903	967,180	1,487,083	43,519		11/22/06	300
Lawrenceville	GA	635,111	1,181,137	None	None	635,111	1,181,137	1,816,248	53,147		11/22/06	300
Marietta	GA	500,293	930,657	None	None	500,293	930,657	1,430,950	41,876		11/22/06	300
Mcdonough	GA	635,111	1,181,032	None	None	635,111	1,181,032	1,816,143	53,142		11/22/06	300
Norcross	GA	503,773	937,121	None	None	503,773	937,121	1,440,894	42,166		11/22/06	300
Peachtree City	GA	625,316	1,162,827	None	None	625,316	1,162,827	1,788,143	52,323		11/22/06	300
Roswell	GA	515,617	959,138	None	None	515,617	959,138	1,474,755	43,157		11/22/06	300
Sandy Springs	GA	586,211	1,090,241	None	None	586,211	1,090,241	1,676,452	49,057		11/22/06	300
Stockbridge	GA	632,128	1,175,478	None	None	632,128	1,175,478	1,807,606	52,892		11/22/06	300
Aurora	IL	513,204	953,885	None	None	513,204	953,885	1,467,089	157,387		11/29/03	300
Joliet	IL	452,267	840,716	None	None	452,267	840,716	1,292,983	138,714		11/29/03	300
Niles	IL	366,969	682,306	None	None	366,969	682,306	1,049,275	112,576		11/29/03	300
Orland Park	IL	663,087	1,232,240	None	None	663,087	1,232,240	1,895,327	203,315		11/29/03	300
Vernon Hills	IL	524,948	975,668	None	None	524,948	975,668	1,500,616	160,981		11/29/03	300
Village of Lombar	IL	428,170	795,965	None	2,000	428,170	797,965	1,226,135	131,617		11/29/03	300
West Dundee	IL	530,835	986,628	None	None	530,835	986,628	1,517,463	162,789		11/29/03	300
Overland Park	KS	1,101,841	2,047,067	None	None	1,101,841	2,047,067	3,148,908	337,762		11/29/03	300
Allston	MA	576,505	1,071,520	None	None	576,505	1,071,520	1,648,025	176,795		11/29/03	300
Shrewsbury	MA	721,065	1,339,913	None	None	721,065	1,339,913	2,060,978	221,082		11/29/03	300
Waltham	MA	338,955	630,279	None	None	338,955	630,279	969,234	103,992		11/29/03	300
Weymouth	MA	752,234	1,397,799	None	None	752,234	1,397,799	2,150,033	230,633		11/29/03	300
Woburn	MA	676,968	1,258,018	None	None	676,968	1,258,018	1,934,986	207,569		11/29/03	300
Annapolis	MD	780,806	1,450,860	None	None	780,806	1,450,860	2,231,666	239,388		11/29/03	300
Bowie	MD	734,558	1,364,970	None	None	734,558	1,364,970	2,099,528	225,216		11/29/03	300
Capital Heights	MD	701,705	1,303,958	None	None	701,705	1,303,958	2,005,663	215,149		11/29/03	300
Germantown	MD	808,296	1,501,913	None	None	808,296	1,501,913	2,310,209	247,812		11/29/03	300
Waldorf	MD	427,033	793,854	None	None	427,033	793,854	1,220,887	130,982		11/29/03	300
Eagan	MN	902,443	845,536	None	300	902,443	845,836	1,748,279	317,382	08/01/98	02/20/98	300
Ferguson	MO	386,112	717,856	None	None	386,112	717,856	1,103,968	118,442		11/29/03	300
Grandview	MO	347,150	711,024	None	None	347,150	711,024	1,058,174	264,297	08/20/98	02/20/98	300
Independence	MO	721,020	1,339,829	None	None	721,020	1,339,829	2,060,849	221,068		11/29/03	300
Charlotte	NC	181,662	338,164	None	None	181,662	338,164	519,826	55,793		11/29/03	300
Clemmons	NC	630,000	1,100,160	None	None	630,000	1,100,160	1,730,160	5,501		11/09/07	300
Jamestown	NC	650,000	857,823	None	None	650,000	857,823	1,507,823	4,289		11/09/07	300
Matthews	NC	489,063	909,052	None	None	489,063	909,052	1,398,115	149,990		11/29/03	300
Omaha	NE	253,128	810,922	None	None	253,128	810,922	1,064,050	269,004	07/22/99	03/04/99	300
Manchester	NH	722,532	1,342,636	None	None	722,532	1,342,636	2,065,168	221,531		11/29/03	300
Newington	NH	690,753	1,283,624	None	None	690,753	1,283,624	1,974,377	211,794		11/29/03	300
Salem	NH	597,833	1,111,059	None	None	597,833	1,111,059	1,708,892	183,321		11/29/03	300
Deptford	NJ	619,376	1,151,062	None	None	619,376	1,151,062	1,770,438	189,921		11/29/03	300
Maple Shade	NJ	508,285	944,750	None	None	508,285	944,750	1,453,035	155,880		11/29/03	300
Akron	OH	242,133	450,467	None	None	242,133	450,467	692,600	74,323		11/29/03	300
Cambridge	OH	103,368	192,760	None	7	103,368	192,767	296,135	31,805		11/29/03	300
Canton	OH	337,161	626,948	None	None	337,161	626,948	964,109	103,442		11/29/03	300
Cleveland	OH	582,107	1,081,848	None	None	582,107	1,081,848	1,663,955	178,501		11/29/03	300
Columbus	OH	385,878	717,422	None	None	385,878	717,422	1,103,300	118,371		11/29/03	300
Oklahoma City	OK	509,370	752,691	None	None	509,370	752,691	1,262,061	257,340	04/14/99	09/24/98	300
Oklahoma City	OK	404,815	771,625	None	None	404,815	771,625	1,176,440	263,794	04/09/99	10/16/98	300
Greensburg	PA	594,891	1,105,589	None	None	594,891	1,105,589	1,700,480	182,418		11/29/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Lancaster	PA	431,050	801,313	None	None	431,050	801,313	1,232,363	132,212		11/29/03	300
Mechanicsburg	PA	455,854	847,377	None	None	455,854	847,377	1,303,231	139,813		11/29/03	300
Monroeville	PA	723,660	1,344,733	None	None	723,660	1,344,733	2,068,393	221,877		11/29/03	300
Philadelphia	PA	334,939	622,821	None	None	334,939	622,821	957,760	102,761		11/29/03	300
Pittsburgh	PA	384,756	715,339	None	None	384,756	715,339	1,100,095	118,027		11/29/03	300
York	PA	389,291	723,760	None	None	389,291	723,760	1,113,051	119,416		11/29/03	300
Columbia	SC	343,785	295,001	183,130	25,941	343,785	504,072	847,857	210,421	05/27/97	02/07/97	300
Sioux Falls	SD	332,979	498,108	None	None	332,979	498,108	831,087	186,805	06/01/99	02/27/98	300
Goodlettsville	TN	601,306	1,117,504	None	None	601,306	1,117,504	1,718,810	184,384		11/29/03	300
Arlington	TX	599,558	1,114,256	None	None	599,558	1,114,256	1,713,814	183,848		11/29/03	300
Austin	TX	185,454	411,899	None	None	185,454	411,899	597,353	289,107		02/06/90	300
Austin	TX	710,485	1,320,293	None	None	710,485	1,320,293	2,030,778	217,843		11/29/03	300
Austin	TX	590,828	1,098,073	None	None	590,828	1,098,073	1,688,901	181,177		11/29/03	300
Austin	TX	569,909	1,059,195	None	None	569,909	1,059,195	1,629,104	174,763		11/29/03	300
Austin	TX	532,497	989,715	None	None	532,497	989,715	1,522,212	163,299		11/29/03	300
Carrollton	TX	568,401	1,056,394	None	None	568,401	1,056,394	1,624,795	174,301		11/29/03	300
Conroe	TX	396,068	736,346	None	None	396,068	736,346	1,132,414	121,493		11/29/03	300
Dallas	TX	191,267	424,811	None	15,209	191,267	440,020	631,287	308,149		01/26/90	300
Fort Worth	TX	543,950	1,010,984	None	None	543,950	1,010,984	1,554,934	166,808		11/29/03	300
Garland	TX	242,887	539,461	None	None	242,887	539,461	782,348	380,370		01/19/90	300
Harlingen	TX	134,599	298,948	None	None	134,599	298,948	433,547	210,786		01/17/90	300
Houston	TX	392,113	729,002	None	None	392,113	729,002	1,121,115	120,281		11/29/03	300
Houston	TX	1,030,379	1,914,353	None	None	1,030,379	1,914,353	2,944,732	315,864		11/29/03	300
Houston	TX	619,101	1,150,551	None	None	619,101	1,150,551	1,769,652	189,837		11/29/03	300
Houston	TX	642,495	1,193,997	None	None	642,495	1,193,997	1,836,492	197,005		11/29/03	300
Houston	TX	872,866	1,621,829	None	None	872,866	1,621,829	2,494,695	267,598		11/29/03	300
Houston	TX	151,018	335,417	None	141	151,018	335,558	486,576	236,605		01/25/90	300
Humble	TX	612,414	1,138,132	None	None	612,414	1,138,132	1,750,546	187,788		11/29/03	300
Leon Valley	TX	178,221	395,834	None	None	178,221	395,834	574,055	279,100		01/17/90	300
Leon Valley	TX	529,967	985,046	None	None	529,967	985,046	1,515,013	162,528		11/29/03	300
Mesquite	TX	591,538	1,099,363	None	None	591,538	1,099,363	1,690,901	181,391		11/29/03	300
N. Richland Hills	TX	509,861	947,707	None	None	509,861	947,707	1,457,568	156,367		11/29/03	300
Pasadena	TX	107,391	238,519	None	141	107,391	238,660	346,051	168,284		01/24/90	300
Plano	TX	187,564	417,157	700	None	187,564	417,857	605,421	293,961		01/18/90	300
Plano	TX	494,407	918,976	None	None	494,407	918,976	1,413,383	151,627		11/29/03	300
Richardson	TX	555,188	1,031,855	None	None	555,188	1,031,855	1,587,043	170,252		11/29/03	300
San Antonio	TX	245,164	544,518	None	None	245,164	544,518	789,682	382,190		02/14/90	300
San Antonio	TX	688,249	1,278,967	None	None	688,249	1,278,967	1,967,216	211,026		11/29/03	300
Stafford	TX	706,786	1,313,395	None	None	706,786	1,313,395	2,020,181	216,706		11/29/03	300
Waco	TX	401,999	747,362	None	None	401,999	747,362	1,149,361	123,311		11/29/03	300
Webster	TX	600,261	1,115,563	None	None	600,261	1,115,563	1,715,824	184,064		11/29/03	300
Bountiful	UT	183,750	408,115	None	143	183,750	408,258	592,008	287,902		01/30/90	300
Alexandria	VA	542,791	1,008,832	None	None	542,791	1,008,832	1,551,623	166,453		11/29/03	300
Alexandria	VA	592,698	1,101,517	None	None	592,698	1,101,517	1,694,215	181,746		11/29/03	300
Chesapeake	VA	770,000	1,112,334	None	None	770,000	1,112,334	1,882,334	5,562		11/09/07	300
Lynchburg	VA	342,751	637,329	None	None	342,751	637,329	980,080	105,155		11/29/03	300
Virginia Beach	VA	780,000	1,026,384	None	None	780,000	1,026,384	1,806,384	5,132		11/09/07	300
Woodbridge	VA	774,854	1,439,806	None	None	774,854	1,439,806	2,214,660	237,564		11/29/03	300
Tacoma	WA	187,111	415,579	None	108	187,111	415,687	602,798	293,129		01/25/90	300
Brown Deer	WI	257,408	802,141	None	None	257,408	802,141	1,059,549	290,170	12/15/98	07/16/98	300
Delafield	WI	324,574	772,702	None	None	324,574	772,702	1,097,276	255,625	07/29/99	02/26/99	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Madison	WI	452,630	811,977	None	None	452,630	811,977	1,264,607	299,134	10/20/98	04/07/98	300
Oak Creek	WI	420,465	852,408	None	None	420,465	852,408	1,272,873	314,030	08/07/98	03/20/98	300

Book Stores
Tampa	FL	998,250	3,696,707	None	None	998,250	3,696,707	4,694,957	1,595,678		03/11/97	300
Matthews	NC	768,222	843,401	21,654	501	768,222	865,556	1,633,778	310,606		12/31/98	300

Business Services
Jackson	MI	550,162	571,590	None	602	550,162	572,192	1,122,354	203,637	01/15/99	09/25/98	300
Midland	TX	45,500	101,058	None	299	45,500	101,357	146,857	80,240		10/27/87	300

Child Care
Birmingham	AL	63,800	295,791	None	96	63,800	295,887	359,687	280,608		10/31/84	300
Mobile	AL	78,400	237,671	25,000	411	78,400	263,082	341,482	242,819		10/15/82	180
Avondale	AZ	242,723	1,129,139	None	None	242,723	1,129,139	1,371,862	385,876	04/20/99	07/28/98	300
Chandler	AZ	291,720	647,923	None	102	291,720	648,025	939,745	509,953		12/11/87	300
Chandler	AZ	271,695	603,446	None	114	271,695	603,560	875,255	474,998		12/14/87	300
Mesa	AZ	308,951	1,025,612	None	None	308,951	1,025,612	1,334,563	340,199	07/26/99	01/13/99	300
Peoria	AZ	281,750	625,779	None	141	281,750	625,920	907,670	486,289		03/30/88	300
Phoenix	AZ	264,504	587,471	None	88	264,504	587,559	852,063	404,889		06/29/90	300
Phoenix	AZ	318,500	707,397	None	97	318,500	707,494	1,025,994	535,638		09/29/88	300
Phoenix	AZ	260,719	516,181	None	195	260,719	516,376	777,095	345,967		12/26/90	300
Phoeniz	AZ	115,000	285,172	7,119	11,462	115,000	303,753	418,753	285,961		02/08/84	180
Scottsdale	AZ	291,993	648,529	None	None	291,993	648,529	940,522	510,345		12/14/87	300
Tempe	AZ	292,200	648,989	None	None	292,200	648,989	941,189	504,210		03/10/88	300
Tucson	AZ	283,500	546,878	None	135	283,500	547,013	830,513	414,155		09/29/88	300
Tucson	AZ	304,500	676,303	None	242	304,500	676,545	981,045	512,169		09/28/88	300
Calabasas	CA	156,430	725,248	14,490	474	156,430	740,212	896,642	662,226		09/26/85	300
Carmichael	CA	131,035	607,507	None	127	131,035	607,634	738,669	533,835		08/22/86	300
Chino	CA	155,000	634,071	None	83	155,000	634,154	789,154	634,152		10/06/83	180
Chula Vista	CA	350,563	778,614	None	None	350,563	778,614	1,129,177	617,933		10/30/87	300
Corona	CA	144,856	671,584	None	91	144,856	671,675	816,531	633,251		12/19/84	300
El Cajon	CA	157,804	731,621	None	122	157,804	731,743	889,547	661,100		12/19/85	300
Encinitas	CA	320,000	710,729	None	None	320,000	710,729	1,030,729	559,291		12/29/87	300
Escondido	CA	276,286	613,638	None	14	276,286	613,652	889,938	482,888		12/31/87	300
Folsom	CA	281,563	625,363	None	199	281,563	625,562	907,125	496,946		10/23/87	300
Mission Viejo	CA	353,891	744,367	12,500	20,183	353,891	777,050	1,130,941	484,220		06/24/93	300
Moreno Valley	CA	304,489	676,214	None	78	304,489	676,292	980,781	555,001		02/11/87	300
Oceanside	CA	145,568	674,889	11,000	22,105	145,568	707,994	853,562	620,172		12/23/85	300
Palmdale	CA	249,490	554,125	9,864	None	249,490	563,989	813,479	423,787		09/14/88	300
Rancho Cordova	CA	276,328	613,733	24,967	None	276,328	638,700	915,028	459,676		03/22/89	300
Rancho Cucamonga	CA	471,733	1,047,739	None	None	471,733	1,047,739	1,519,472	824,494		12/30/87	300
Roseville	CA	297,343	660,411	27,496	199	297,343	688,106	985,449	532,789		10/21/87	300
Sacramento	CA	290,734	645,732	None	127	290,734	645,859	936,593	512,496		10/05/87	300
Santee	CA	248,418	551,748	None	15	248,418	551,763	800,181	443,473		07/23/87	300
Simi Valley	CA	208,585	967,055	22,800	75,675	208,585	1,065,530	1,274,115	893,029		12/20/85	300
Valencia	CA	301,295	669,185	25,000	None	301,295	694,185	995,480	519,412		06/23/88	300
Walnut	CA	217,365	1,007,753	1,200	51,312	217,365	1,060,265	1,277,630	886,515		08/22/86	300
Aurora	CO	141,811	657,497	None	146	141,811	657,643	799,454	588,072		03/25/86	300
Aurora	CO	287,000	637,440	None	155	287,000	637,595	924,595	501,770		12/31/87	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Broomfield	CO	155,306	344,941	25,000	80	155,306	370,021	525,327	275,391		03/15/88	300
Broomfield	CO	107,000	403,080	16,438	21,163	107,000	440,681	547,681	420,107		01/12/83	180
Colorado Springs	CO	115,542	535,700	None	146	115,542	535,846	651,388	464,491		12/04/86	300
Colorado Springs	CO	58,400	271,217	25,000	159	58,400	296,376	354,776	277,555		12/22/82	180
Englewood	CO	131,216	608,372	None	146	131,216	608,518	739,734	527,496		12/05/86	300
Fort Collins	CO	117,105	542,950	None	146	117,105	543,096	660,201	485,629		03/25/86	300
Fort Collins	CO	55,200	256,356	None	3,600	55,200	259,956	315,156	259,956		12/22/82	180
Fort Collins	CO	137,734	638,593	None	22,196	137,734	660,789	798,523	574,843		03/25/86	300
Greeley	CO	58,400	270,755	25,000	382	58,400	296,137	354,537	263,822		11/21/84	300
Littleton	CO	161,617	358,956	None	438	161,617	359,394	521,011	282,816		12/10/87	300
Longmont	CO	115,592	535,931	None	146	115,592	536,077	651,669	479,353		03/25/86	300
Louisville	CO	58,089	269,313	None	438	58,089	269,751	327,840	258,632		06/22/84	300
Parker	CO	153,551	341,042	None	438	153,551	341,480	495,031	271,244		10/19/87	300
Westminster	CO	306,387	695,737	None	155	306,387	695,892	1,002,279	517,452		09/27/89	300
Bradenton	FL	160,060	355,501	25,000	134	160,060	380,635	540,695	283,887		05/05/88	300
Clearwater	FL	42,223	269,380	None	124	42,223	269,504	311,727	269,463		12/22/81	180
Jacksonville	FL	184,800	410,447	22,872	124	184,800	433,443	618,243	308,156		03/30/89	300
Jacksonville	FL	48,000	243,060	None	233	48,000	243,293	291,293	243,292		12/22/81	180
Margate	FL	66,686	309,183	None	184	66,686	309,367	376,053	267,802		12/16/86	300
Melbourne	FL	256,439	549,345	None	None	256,439	549,345	805,784	337,852		04/16/93	300
Niceville	FL	73,696	341,688	None	None	73,696	341,688	415,384	296,232		12/03/86	300
Orlando	FL	190,050	422,107	None	124	190,050	422,231	612,281	311,377		03/30/89	300
Orlando	FL	68,001	313,922	None	309	68,001	314,231	382,232	286,876		09/04/85	300
Orlando	FL	159,177	353,538	None	319	159,177	353,857	513,034	284,349		07/02/87	300
Oviedo	FL	166,409	369,598	None	319	166,409	369,917	536,326	292,279		11/20/87	300
Panama City	FL	69,500	244,314	14,500	2,113	69,500	260,927	330,427	252,589		06/15/82	180
Pensacola	FL	147,000	326,492	None	96	147,000	326,588	473,588	240,850		03/28/89	300
Royal Palm Beach	FL	194,193	431,309	25,000	134	194,193	456,443	650,636	327,856		11/15/88	300
Spring Hill	FL	146,939	326,356	None	138	146,939	326,494	473,433	258,046		11/24/87	300
St. Augustine	FL	44,800	213,040	None	134	44,800	213,174	257,974	213,174		12/22/81	180
Sunrise	FL	245,000	533,280	None	1,338	245,000	534,618	779,618	392,053		05/25/89	300
Tampa	FL	53,385	199,846	None	134	53,385	199,980	253,365	199,980		12/22/81	180
Duluth	GA	310,000	1,040,008	None	None	310,000	1,040,008	1,350,008	341,519	08/25/99	06/07/99	300
Ellenwood	GA	119,678	275,414	None	363	119,678	275,777	395,455	206,873		11/16/88	300
Lawrenceville	GA	141,449	314,161	3,766	13,877	141,449	331,804	473,253	253,039		07/07/88	300
Lithia Springs	GA	187,444	363,358	None	240	187,444	363,598	551,042	261,949		12/28/89	300
Lithonia	GA	239,715	524,459	None	356	239,715	524,815	764,530	360,853		08/20/91	300
Marietta	GA	292,250	649,095	None	177	292,250	649,272	941,522	485,191		12/02/88	300
Marietta	GA	295,750	596,299	None	177	295,750	596,476	892,226	445,741		12/30/88	300
Marietta	GA	301,000	668,529	None	177	301,000	668,706	969,706	499,712		12/30/88	300
Marietta	GA	148,620	330,090	25,000	383	148,620	355,473	504,093	257,732		09/16/88	300
Smyrna	GA	274,750	610,229	None	100	274,750	610,329	885,079	458,055		11/15/88	300
Stockbridge	GA	168,700	374,688	24,894	93	168,700	399,675	568,375	283,274		03/28/89	300
Stone Mountain	GA	65,000	301,357	None	729	65,000	302,086	367,086	278,367		06/19/85	300
Cedar Rapids	IA	194,950	427,085	None	None	194,950	427,085	622,035	276,030		09/24/92	300
Iowa City	IA	186,900	408,910	None	None	186,900	408,910	595,810	265,878		09/24/92	300
Johnston	IA	186,996	347,278	None	None	186,996	347,278	534,274	223,968		08/19/91	300
Addison	IL	125,780	583,146	None	241	125,780	583,387	709,167	521,635		03/25/86	300
Algonquin	IL	241,500	509,629	None	20,382	241,500	530,011	771,511	356,595		07/10/90	300
Aurora	IL	468,000	1,259,926	None	None	468,000	1,259,926	1,727,926	405,367	10/26/99	06/14/99	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Aurora	IL	165,679	398,738	6,580	406	165,679	405,724	571,403	299,588		12/21/88	300
Bartlett	IL	120,824	560,166	None	241	120,824	560,407	681,231	501,083		03/25/86	300
Carol Stream	IL	122,831	586,416	None	241	122,831	586,657	709,488	524,560		03/25/86	300
Crystal Lake	IL	400,000	1,259,424	None	None	400,000	1,259,424	1,659,424	409,394	09/28/99	05/14/99	300
Elk Grove Village	IL	126,860	588,175	None	241	126,860	588,416	715,276	526,133		03/26/86	300
Glendale Heights	IL	318,500	707,399	None	None	318,500	707,399	1,025,899	530,897		11/16/88	300
Hoffman Estates	IL	318,500	707,399	None	None	318,500	707,399	1,025,899	521,648		03/31/89	300
Lake in the Hills	IL	375,000	1,127,678	None	None	375,000	1,127,678	1,502,678	366,573	09/03/99	05/14/99	300
Lockport	IL	189,477	442,018	None	557	189,477	442,575	632,052	351,255		10/29/87	300
Naperville	IL	425,000	1,230,654	None	None	425,000	1,230,654	1,655,654	395,944	10/06/99	05/19/99	300
O'Fallon	IL	141,250	313,722	None	468	141,250	314,190	455,440	249,444		10/30/87	300
Oswego	IL	380,000	1,165,818	None	1,182	380,000	1,167,000	1,547,000	384,012	08/18/99	06/30/99	300
Palatine	IL	121,911	565,232	None	241	121,911	565,473	687,384	505,614		03/25/86	300
Roselle	IL	297,541	561,037	None	None	297,541	561,037	858,578	419,215		12/30/88	300
Schaumburg	IL	218,798	485,955	3,130	4,551	218,798	493,636	712,434	385,163		12/17/87	300
Vernon Hills	IL	132,523	614,430	None	241	132,523	614,671	747,194	549,613		03/25/86	300
Westmont	IL	124,742	578,330	None	241	124,742	578,571	703,313	517,328		03/25/86	300
Carmel	IN	217,565	430,742	None	289	217,565	431,031	648,596	288,823		12/27/90	300
Fishers	IN	212,118	419,958	None	453	212,118	420,411	632,529	281,633		12/27/90	300
Highland	IN	220,460	436,476	None	226	220,460	436,702	657,162	292,643		12/26/90	300
Indianapolis	IN	245,000	544,153	None	154	245,000	544,307	789,307	375,061		06/29/90	300
Noblesville	IN	60,000	278,175	None	289	60,000	278,464	338,464	259,007		04/30/85	300
Lenexa	KS	318,500	707,399	14,200	4,208	318,500	725,807	1,044,307	529,147		03/31/89	300
Olathe	KS	304,500	676,308	37,904	9,137	304,500	723,349	1,027,849	514,854		09/28/88	300
Overland Park	KS	357,500	1,115,171	None	None	357,500	1,115,171	1,472,671	369,902	07/23/99	05/14/99	300
Shawnee	KS	288,246	935,875	None	None	288,246	935,875	1,224,121	332,276	12/29/98	08/24/98	300
Shawnee	KS	315,000	699,629	None	200	315,000	699,829	1,014,829	527,507		10/27/88	300
Wichita	KS	108,569	401,829	None	167	108,569	401,996	510,565	337,477		12/16/86	300
Wichita	KS	209,890	415,549	25,699	24,162	209,890	465,410	675,300	282,325		12/26/90	300
Lexington	KY	210,427	420,883	None	None	210,427	420,883	631,310	281,483		08/20/91	300
Acton	MA	315,533	700,813	None	None	315,533	700,813	1,016,346	530,559		09/30/88	300
Marlborough	MA	352,765	776,488	None	387	352,765	776,875	1,129,640	583,070		11/04/88	300
Westborough	MA	359,412	773,877	None	333	359,412	774,210	1,133,622	581,082		11/01/88	300
Ellicott City	MD	219,368	630,839	26,550	None	219,368	657,389	876,757	476,839		12/19/88	300
Frederick	MD	203,352	1,017,109	None	None	203,352	1,017,109	1,220,461	384,806		07/06/98	300
Olney	MD	342,500	760,701	None	None	342,500	760,701	1,103,201	598,615		12/18/87	300
Waldorf	MD	237,207	526,844	None	399	237,207	527,243	764,450	414,826		12/31/87	300
Waldorf	MD	130,430	604,702	None	453	130,430	605,155	735,585	575,385		09/26/84	300
Canton	MI	55,000	378,848	None	None	55,000	378,848	433,848	378,848		10/06/82	180
Apple Valley	MN	113,523	526,319	None	498	113,523	526,817	640,340	471,043		03/26/86	300
Brooklyn Park	MN	118,111	547,587	None	498	118,111	548,085	666,196	490,063		03/26/86	300
Eagan	MN	112,127	519,845	None	498	112,127	520,343	632,470	465,253		03/31/86	300
Eden Prairie	MN	124,286	576,243	None	498	124,286	576,741	701,027	515,691		03/27/86	300
Maple Grove	MN	313,250	660,149	None	189	313,250	660,338	973,588	455,262		07/11/90	300
Plymouth	MN	134,221	622,350	None	673	134,221	623,023	757,244	540,173		12/12/86	300
White Bear Lake	MN	242,165	537,856	None	189	242,165	538,045	780,210	367,349		08/30/90	300
Florissant	MO	181,300	402,672	None	230	181,300	402,902	584,202	297,140		03/29/89	300
Florissant	MO	318,500	707,399	None	230	318,500	707,629	1,026,129	521,851		03/30/89	300
Gladstone	MO	294,000	652,987	None	327	294,000	653,314	947,314	494,604		09/29/88	300
Lee's Summit	MO	330,000	993,787	None	None	330,000	993,787	1,323,787	329,635	07/26/99	06/17/99	300
Lee's Summit	MO	313,740	939,367	None	None	313,740	939,367	1,253,107	308,472	09/08/99	06/30/99	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Lee's Summit	MO	239,627	532,220	None	169	239,627	532,389	772,016	381,778		09/27/89	300
Liberty	MO	65,400	303,211	25,000	169	65,400	328,380	393,780	287,663		06/18/85	300
North Kansas City	MO	307,784	910,401	None	None	307,784	910,401	1,218,185	328,741	09/28/99	08/21/98	300
Pearl	MS	121,801	270,524	18,837	12,287	121,801	301,648	423,449	214,838		11/15/88	300
Cary	NC	75,200	262,973	None	322	75,200	263,295	338,495	263,266		01/25/84	180
Charlotte	NC	134,582	268,222	24,478	297	134,582	292,997	427,579	207,795		11/16/88	300
Charlotte	NC	27,551	247,000	None	367	27,551	247,367	274,918	247,252		12/23/81	180
Concord	NC	32,441	190,859	None	290	32,441	191,149	223,590	191,034		12/23/81	180
Durham	NC	175,700	390,234	26,312	94	175,700	416,640	592,340	295,950		03/29/89	300
Durham	NC	220,728	429,380	None	101	220,728	429,481	650,209	309,875		12/29/89	300
Durham	NC	238,000	471,201	None	232	238,000	471,433	709,433	303,978		08/20/91	300
Kernersville	NC	162,216	316,300	None	93	162,216	316,393	478,609	228,488		12/14/89	300
Bellevue	NE	60,568	280,819	None	167	60,568	280,986	341,554	243,233		12/16/86	300
Omaha	NE	60,500	280,491	None	146	60,500	280,637	341,137	268,384		08/01/84	300
Omaha	NE	53,000	245,720	None	146	53,000	245,866	298,866	233,284		10/11/84	300
Omaha	NE	142,867	317,315	None	312	142,867	317,627	460,494	249,765		12/09/87	300
Londonderry	NH	335,467	745,082	None	54	335,467	745,136	1,080,603	537,375		08/18/89	300
Clementon	NJ	279,851	554,060	None	399	279,851	554,459	834,310	355,835		09/09/91	300
Las Vegas	NV	201,250	446,983	None	None	201,250	446,983	648,233	308,020		06/29/90	300
Sparks	NV	244,752	543,605	13,833	None	244,752	557,438	802,190	426,698		01/29/88	300
Beavercreek	OH	179,552	398,786	None	151	179,552	398,937	578,489	321,913		06/30/87	300
Centerville	OH	174,519	387,613	None	151	174,519	387,764	562,283	311,584		07/23/87	300
Dublin	OH	84,000	389,446	None	176	84,000	389,622	473,622	354,728		10/08/85	300
Englewood	OH	74,000	343,083	None	503	74,000	343,586	417,586	312,340		10/23/85	300
Forest Park	OH	170,778	379,305	None	151	170,778	379,456	550,234	302,689		09/28/87	300
Huber Heights	OH	245,000	544,153	None	222	245,000	544,375	789,375	369,964		09/27/90	300
Loveland	OH	206,136	457,829	None	174	206,136	458,003	664,139	374,239		03/20/87	300
Maineville	OH	173,105	384,468	None	151	173,105	384,619	557,724	314,276		03/06/87	300
Pickerington	OH	87,580	406,055	None	176	87,580	406,231	493,811	352,213		12/11/86	300
Westerville	OH	294,350	646,557	None	115	294,350	646,672	941,022	442,176		09/26/90	300
Westerville	OH	82,000	380,173	None	344	82,000	380,517	462,517	346,430		10/08/85	300
Broken Arrow	OK	78,705	220,434	None	1,700	78,705	222,134	300,839	222,134		01/27/83	180
Midwest City	OK	67,800	314,338	None	403	67,800	314,741	382,541	289,086		08/14/85	300
Oklahoma City	OK	79,000	366,261	17,659	461	79,000	384,381	463,381	355,431		11/14/84	300
Oklahoma City	OK	50,800	214,474	None	3,013	50,800	217,487	268,287	217,487		06/15/82	180
Yukon	OK	61,000	282,812	27,000	379	61,000	310,191	371,191	270,493		05/02/85	300
Beaverton	OR	135,148	626,647	None	218	135,148	626,865	762,013	542,710		12/17/86	300
Charleston	SC	140,700	312,498	25,000	109	140,700	337,607	478,307	237,786		03/28/89	300
Charleston	SC	125,593	278,947	None	290	125,593	279,237	404,830	215,040		05/26/88	300
Columbia	SC	58,160	269,643	None	1,435	58,160	271,078	329,238	256,373		11/14/84	300
Elgin	SC	160,831	313,600	None	63	160,831	313,663	474,494	226,493		12/14/89	300
Goose Creek	SC	61,635	192,905	None	292	61,635	193,197	254,832	193,197		12/22/81	180
Mt. Pleasant	SC	40,700	180,400	None	202	40,700	180,602	221,302	180,471		12/22/81	180
Summerville	SC	44,400	174,500	None	63	44,400	174,563	218,963	174,547		12/22/81	180
Sumter	SC	56,010	268,903	None	1,351	56,010	270,254	326,264	248,626		06/18/85	300
Memphis	TN	221,501	491,962	None	344	221,501	492,306	713,807	336,048		08/31/90	300
Memphis	TN	238,263	504,897	None	719	238,263	505,616	743,879	382,774		09/29/88	300
Memphis	TN	238,000	528,608	None	719	238,000	529,327	767,327	400,726		09/30/88	300
Nashville	TN	274,298	609,223	None	96	274,298	609,319	883,617	449,340		03/30/89	300
Arlington	TX	195,650	387,355	None	None	195,650	387,355	583,005	257,113		02/07/91	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Arlington	TX	82,109	380,677	None	54	82,109	380,731	462,840	359,193		12/13/84	300
Arlington	TX	238,000	528,604	None	384	238,000	528,988	766,988	400,361		09/26/88	300
Arlington	TX	241,500	550,559	None	13,389	241,500	563,948	805,448	429,320		09/22/89	300
Atascocita	TX	278,915	1,034,868	None	None	278,915	1,034,868	1,313,783	343,262	07/19/99	05/14/99	300
Austin	TX	238,000	528,604	None	99	238,000	528,703	766,703	388,176		04/06/89	300
Austin	TX	217,878	483,913	29,469	99	217,878	513,481	731,359	361,438		06/22/89	300
Austin	TX	191,636	425,629	15,530	252	191,636	441,411	633,047	323,935		12/22/88	300
Austin	TX	134,383	623,103	None	786	134,383	623,889	758,272	540,078		12/23/86	300
Austin	TX	88,872	222,684	20,452	15,346	88,872	258,482	347,354	224,123		01/12/83	180
Austin	TX	103,600	230,532	8,750	15,557	103,600	254,839	358,439	248,560		10/29/82	180
Austin	TX	236,733	640,023	36,746	24,331	236,733	701,100	937,833	430,631		09/27/88	300
Bedford	TX	241,500	550,559	None	None	241,500	550,559	792,059	424,065		09/22/89	300
Carrollton	TX	277,850	617,113	None	157	277,850	617,270	895,120	485,644		12/11/87	300
Cedar Park	TX	168,857	375,036	5,200	242	168,857	380,478	549,335	282,903		11/21/88	300
Colleyville	TX	250,000	1,070,360	None	None	250,000	1,070,360	1,320,360	351,480	08/17/99	05/14/99	300
Converse	TX	217,000	481,963	None	153	217,000	482,116	699,116	364,891		09/28/88	300
Coppell	TX	208,641	463,398	None	120	208,641	463,518	672,159	364,738		12/11/87	300
Corinth	TX	285,000	1,041,626	None	None	285,000	1,041,626	1,326,626	348,940	06/04/99	05/19/99	300
Denton	TX	192,777	428,121	None	237	192,777	428,358	621,135	351,752		01/07/87	300
Duncanville	TX	93,000	431,172	28,378	11,063	93,000	470,613	563,613	414,678		05/08/85	300
Euless	TX	234,111	519,962	None	144	234,111	520,106	754,217	421,460		05/08/87	300
Flower Mound	TX	281,735	1,099,726	None	None	281,735	1,099,726	1,381,461	375,712	04/23/99	01/13/99	300
Flower Mound	TX	202,773	442,845	8,877	9,358	202,773	461,080	663,853	361,100		04/20/87	300
Fort Worth	TX	238,000	528,608	None	None	238,000	528,608	766,608	400,190		09/26/88	300
Fort Worth	TX	210,007	444,460	None	None	210,007	444,460	654,467	313,847		02/01/90	300
Fort Worth	TX	216,160	427,962	None	None	216,160	427,962	644,122	284,066		02/07/91	300
Fort Worth	TX	85,518	396,495	24,625	116	85,518	421,236	506,754	350,127		12/03/86	300
Garland	TX	211,050	468,749	None	124	211,050	468,873	679,923	332,058		12/12/89	300
Grand Prairie	TX	167,164	371,276	30,086	22,064	167,164	423,426	590,590	282,240		12/13/88	300
Houston	TX	294,582	919,276	None	None	294,582	919,276	1,213,858	323,327	01/11/99	08/14/98	300
Houston	TX	219,100	486,631	None	124	219,100	486,755	705,855	368,451		09/30/88	300
Houston	TX	219,100	486,628	None	141	219,100	486,769	705,869	365,316		11/16/88	300
Houston	TX	102,000	472,898	None	278	102,000	473,176	575,176	438,813		05/01/85	300
Houston	TX	60,000	278,175	None	297	60,000	278,472	338,472	258,213		05/01/85	300
Houston	TX	139,125	308,997	19,128	10,583	139,125	338,708	477,833	255,385		05/22/87	300
Houston	TX	149,109	323,314	None	13,986	149,109	337,300	486,409	247,356		06/26/89	300
Houston	TX	141,296	313,824	12,442	15,893	141,296	342,159	483,455	253,601		07/24/87	300
Katy	TX	309,898	983,041	None	None	309,898	983,041	1,292,939	352,282	11/30/98	08/21/98	300
Mansfield	TX	181,375	402,839	None	124	181,375	402,963	584,338	285,373		12/20/89	300
Mesquite	TX	139,466	326,525	None	89	139,466	326,614	466,080	219,924		10/08/92	300
Mesquite	TX	85,000	394,079	None	141	85,000	394,220	479,220	373,862		10/24/84	300
Pasadena	TX	60,000	278,173	None	295	60,000	278,468	338,468	264,071		10/23/84	300
Plano	TX	250,514	556,399	None	None	250,514	556,399	806,913	437,845		12/10/87	300
Plano	TX	259,000	575,246	None	240	259,000	575,486	834,486	435,651		09/27/88	300
Plano	TX	261,912	581,658	10,338	9,279	261,912	601,275	863,187	479,690		01/06/87	300
Round Rock	TX	186,380	413,957	30,800	99	186,380	444,856	631,236	312,393		04/19/89	300
Round Rock	TX	80,525	373,347	None	441	80,525	373,788	454,313	323,578		12/16/86	300
San Antonio	TX	182,868	406,155	18,940	110	182,868	425,205	608,073	311,456		12/06/88	300
San Antonio	TX	130,833	606,596	None	139	130,833	606,735	737,568	542,636		03/24/86	300
San Antonio	TX	81,530	378,007	None	139	81,530	378,146	459,676	327,859		12/11/86	300
San Antonio	TX	217,000	481,967	None	261	217,000	482,228	699,228	363,430		10/14/88	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

San Antonio	TX	220,500	447,108	None	261	220,500	447,369	667,869	329,841		03/30/89	300
San Antonio	TX	102,512	475,288	None	443	102,512	475,731	578,243	412,245		12/03/86	300
San Antonio	TX	139,125	308,997	None	543	139,125	309,540	448,665	250,732		05/22/87	300
San Antonio	TX	181,412	402,923	None	644	181,412	403,567	584,979	324,232		07/07/87	300
San Antonio	TX	234,500	520,831	None	644	234,500	521,475	755,975	410,241		12/29/87	300
Southlake	TX	228,279	511,750	None	None	228,279	511,750	740,029	328,729		03/10/93	300
Sugar Land	TX	339,310	1,000,876	None	None	339,310	1,000,876	1,340,186	338,628	05/30/99	01/13/99	300
Layton	UT	136,574	269,008	None	143	136,574	269,151	405,725	193,539		02/01/90	300
Sandy	UT	168,089	373,330	None	143	168,089	373,473	541,562	262,179		02/01/90	300
Centreville	VA	371,000	824,003	None	94	371,000	824,097	1,195,097	591,668		09/29/89	300
Chesapeake	VA	190,050	422,107	24,568	94	190,050	446,769	636,819	318,589		03/28/89	300
Glen Allen	VA	74,643	346,060	None	94	74,643	346,154	420,797	331,956		06/20/84	300
Portsmouth	VA	171,575	381,073	24,932	203	171,575	406,208	577,783	291,359		12/21/88	300
Richmond	VA	269,500	598,567	None	296	269,500	598,863	868,363	441,530		03/28/89	300
Richmond	VA	71,001	327,771	None	7,947	71,001	335,718	406,719	307,168		09/04/85	300
Virginia Beach	VA	69,080	320,270	None	952	69,080	321,222	390,302	303,827		11/15/84	300
Woodbridge	VA	358,050	795,239	None	None	358,050	795,239	1,153,289	602,046		09/29/88	300
Federal Way	WA	261,943	581,782	27,500	None	261,943	609,282	871,225	442,495		11/21/88	300
Federal Way	WA	150,785	699,101	None	225	150,785	699,326	850,111	605,529		12/17/86	300
Kent	WA	140,763	678,809	None	225	140,763	679,034	819,797	587,957		12/17/86	300
Kent	WA	128,300	539,141	None	22,213	128,300	561,354	689,654	557,285		06/03/83	180
Kirkland	WA	301,000	668,534	None	108	301,000	668,642	969,642	519,503		03/31/88	300
Puyallup	WA	195,552	434,327	27,000	None	195,552	461,327	656,879	332,118		12/06/88	300
Redmond	WA	279,830	621,513	None	225	279,830	621,738	901,568	499,673		07/27/87	300
Renton	WA	111,183	515,490	None	108	111,183	515,598	626,781	461,126		03/24/86	300
Appleton	WI	196,000	424,038	None	182	196,000	424,220	620,220	292,794		07/10/90	300
Waukesha	WI	233,100	461,500	None	182	233,100	461,682	694,782	309,362		12/13/90	300
Waukesha	WI	215,950	427,546	None	182	215,950	427,728	643,678	286,611		12/13/90	300

Consumer Electronics
Mary Esther	FL	149,696	363,263	None	134	149,696	363,397	513,093	161,786		11/26/96	300
Melbourne	FL	269,697	522,414	None	1,639	269,697	524,053	793,750	233,687		11/26/96	300
Merritt Island	FL	309,652	482,459	None	134	309,652	482,593	792,245	214,828		11/26/96	300
Ocala	FL	339,690	543,504	None	134	339,690	543,638	883,328	241,993		11/26/96	300
Tallahassee	FL	319,807	502,697	None	1,634	319,807	504,331	824,138	224,910		11/26/96	300
Smyrna	GA	1,094,058	3,090,236	None	411	1,094,058	3,090,647	4,184,705	1,303,346		06/09/97	300
Richmond	IN	93,999	193,753	None	136	93,999	193,889	287,888	86,333		11/26/96	300
Gulfport	MS	299,464	502,326	None	275	299,464	502,601	802,065	223,759		11/26/96	300
Jackson	MS	405,360	656,296	-138,000	292	405,360	518,588	923,948	292,287		11/26/96	300
Tupelo	MS	121,697	637,691	None	290	121,697	637,981	759,678	284,003		11/26/96	300
Pineville	NC	567,864	840,284	None	36,277	567,864	876,561	1,444,425	329,775		12/31/98	300
Lakewood	NY	144,859	526,301	None	422	144,859	526,723	671,582	234,587		11/26/96	300
Westbury	NY	6,333,590	3,952,773	4,073	None	6,333,590	3,956,846	10,290,436	1,627,142		09/29/97	300
Defiance	OH	97,978	601,863	None	168	97,978	602,031	700,009	267,973		11/26/96	300
Vienna	WV	324,797	526,670	10,493	812	324,797	537,975	862,772	235,502		11/26/96	300

Convenience Stores
Daphne	AL	140,000	391,637	None	None	140,000	391,637	531,637	59,396		03/18/04	300
Mobile	AL	190,000	301,637	None	None	190,000	301,637	491,637	45,746		03/18/04	300
Mobile	AL	180,000	421,637	None	None	180,000	421,637	601,637	63,946		03/18/04	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Florence	AZ	150,000	371,637	None	None	150,000	371,637	521,637	56,362		03/18/04	300
Gilbert	AZ	680,000	1,111,637	None	None	680,000	1,111,637	1,791,637	168,596		03/18/04	300
Litchfield Park	AZ	610,000	531,637	None	None	610,000	531,637	1,141,637	80,629		03/18/04	300
Marana	AZ	180,000	331,637	None	None	180,000	331,637	511,637	50,296		03/18/04	300
Marana	AZ	330,000	911,637	None	None	330,000	911,637	1,241,637	138,262		03/18/04	300
Maricopa	AZ	170,000	361,637	None	None	170,000	361,637	531,637	54,846		03/18/04	300
Mesa	AZ	560,000	821,637	None	None	560,000	821,637	1,381,637	124,612		03/18/04	300
Mesa	AZ	750,000	1,071,637	None	None	750,000	1,071,637	1,821,637	162,529		03/18/04	300
Mesa	AZ	810,000	1,061,637	None	None	810,000	1,061,637	1,871,637	161,012		03/18/04	300
Mesa	AZ	890,000	1,081,637	None	None	890,000	1,081,637	1,971,637	164,046		03/18/04	300
Mesa	AZ	780,000	1,071,637	None	None	780,000	1,071,637	1,851,637	162,529		03/18/04	300
Mesa	AZ	900,000	1,191,637	None	None	900,000	1,191,637	2,091,637	180,729		03/18/04	300
Payson	AZ	210,000	351,637	None	None	210,000	351,637	561,637	53,329		03/18/04	300
Payson	AZ	260,000	311,637	None	None	260,000	311,637	571,637	47,262		03/18/04	300
Peoria	AZ	520,000	751,637	None	None	520,000	751,637	1,271,637	113,996		03/18/04	300
Phoenix	AZ	440,000	511,637	None	None	440,000	511,637	951,637	77,596		03/18/04	300
Phoenix	AZ	360,000	421,637	None	None	360,000	421,637	781,637	63,946		03/18/04	300
Phoenix	AZ	710,000	591,637	None	None	710,000	591,637	1,301,637	89,729		03/18/04	300
Phoenix	AZ	320,000	661,637	None	None	320,000	661,637	981,637	100,346		03/18/04	300
Phoenix	AZ	450,000	651,637	None	None	450,000	651,637	1,101,637	98,829		03/18/04	300
Phoenix	AZ	430,000	711,637	None	None	430,000	711,637	1,141,637	107,929		03/18/04	300
Phoenix	AZ	730,000	931,637	None	None	730,000	931,637	1,661,637	141,296		03/18/04	300
Phoenix	AZ	400,000	931,637	None	None	400,000	931,637	1,331,637	141,296		03/18/04	300
Phoenix	AZ	790,000	1,051,637	None	None	790,000	1,051,637	1,841,637	159,496		03/18/04	300
Pinetop	AZ	170,000	311,637	None	None	170,000	311,637	481,637	47,262		03/18/04	300
Queen Creek	AZ	520,000	891,637	None	None	520,000	891,637	1,411,637	135,229		03/18/04	300
Scottsdale	AZ	210,000	201,637	None	None	210,000	201,637	411,637	30,579		03/18/04	300
Scottsdale	AZ	660,000	1,031,637	None	None	660,000	1,031,637	1,691,637	156,462		03/18/04	300
Sierra Vista	AZ	110,000	301,637	None	None	110,000	301,637	411,637	45,746		03/18/04	300
Tempe	AZ	620,000	1,071,637	None	None	620,000	1,071,637	1,691,637	162,529		03/18/04	300
Tempe	AZ	270,000	461,637	None	None	270,000	461,637	731,637	70,012		03/18/04	300
Tolleson	AZ	460,000	1,231,637	None	None	460,000	1,231,637	1,691,637	186,796		03/18/04	300
Tombstone	AZ	110,000	381,637	None	None	110,000	381,637	491,637	57,879		03/18/04	300
Tucson	AZ	220,000	311,637	None	None	220,000	311,637	531,637	47,262		03/18/04	300
Tucson	AZ	240,000	341,637	None	None	240,000	341,637	581,637	51,812		03/18/04	300
Tucson	AZ	550,000	511,637	None	None	550,000	511,637	1,061,637	77,596		03/18/04	300
Tucson	AZ	126,000	234,565	None	None	126,000	234,565	360,565	34,794		04/14/04	300
Wellton	AZ	120,000	291,637	None	None	120,000	291,637	411,637	44,229		03/18/04	300
Wickenburg	AZ	150,000	291,637	None	None	150,000	291,637	441,637	44,229		03/18/04	300
Manchester	CT	118,262	305,510	None	None	118,262	305,510	423,772	156,319		03/03/95	300
Vernon	CT	179,646	319,372	None	None	179,646	319,372	499,018	163,412		03/09/95	300
Westbrook	CT	98,247	373,340	None	None	98,247	373,340	471,587	191,026		03/09/95	300
Camden	DE	113,811	174,435	None	None	113,811	174,435	288,246	33,426		03/19/03	300
Camden	DE	250,528	379,165	None	None	250,528	379,165	629,693	72,666		03/19/03	300
Dewey	DE	147,465	224,665	None	None	147,465	224,665	372,130	43,054		03/19/03	300
Dover	DE	278,804	421,707	None	None	278,804	421,707	700,511	80,820		03/19/03	300
Dover	DE	367,137	554,207	None	None	367,137	554,207	921,344	106,216		03/19/03	300
Dover	DE	367,425	554,884	None	None	367,425	554,884	922,309	106,346		03/19/03	300
Felton	DE	307,260	464,391	None	None	307,260	464,391	771,651	89,001		03/19/03	300
Greenwood	DE	632,303	1,176,618	None	None	632,303	1,176,618	1,808,921	5,883	In progress	11/29/07	300
Harrington	DE	563,812	849,220	None	None	563,812	849,220	1,413,032	162,760		03/19/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Milford	DE	310,049	468,575	None	None	310,049	468,575	778,624	89,803		03/19/03	300
Newcastle	DE	589,325	887,488	None	None	589,325	887,488	1,476,813	170,095		03/19/03	300
Smyrna	DE	121,774	186,436	None	None	121,774	186,436	308,210	35,726		03/19/03	300
Smyrna	DE	401,135	605,332	None	None	401,135	605,332	1,006,467	116,015		03/19/03	300
Townsend	DE	241,416	365,749	None	None	241,416	365,749	607,165	70,095		03/19/03	300
Wilmington	DE	280,682	424,525	None	None	280,682	424,525	705,207	81,360		03/19/03	300
Archer	FL	296,238	578,145	None	51	296,238	578,196	874,434	199,509		05/07/99	300
Bushnell	FL	130,000	291,637	None	None	130,000	291,637	421,637	44,229		03/18/04	300
Clearwater	FL	359,792	311,845	None	None	359,792	311,845	671,637	47,294		03/18/04	300
Cocoa	FL	323,827	287,810	None	None	323,827	287,810	611,637	43,648		03/18/04	300
Deltona	FL	140,000	321,637	None	None	140,000	321,637	461,637	48,779		03/18/04	300
Ellenton	FL	250,000	261,637	None	None	250,000	261,637	511,637	39,679		03/18/04	300
Englewood	FL	270,000	331,637	None	None	270,000	331,637	601,637	50,296		03/18/04	300
Gainesville	FL	515,834	873,187	None	None	515,834	873,187	1,389,021	301,248		05/07/99	300
Gainesville	FL	480,318	600,633	None	None	480,318	600,633	1,080,951	207,217		05/07/99	300
Gainesville	FL	347,310	694,859	None	None	347,310	694,859	1,042,169	239,725		05/07/99	300
Gainesville	FL	339,263	658,807	None	None	339,263	658,807	998,070	227,287		05/07/99	300
Gainesville	FL	351,921	552,557	None	None	351,921	552,557	904,478	190,631		05/07/99	300
Gainesville	FL	500,032	850,291	None	None	500,032	850,291	1,350,323	293,349		05/07/99	300
Homosassa Springs	FL	740,000	621,637	None	None	740,000	621,637	1,361,637	94,279		03/18/04	300
Hudson	FL	300,000	351,637	None	None	300,000	351,637	651,637	53,329		03/18/04	300
Intercession City	FL	161,776	319,861	None	None	161,776	319,861	481,637	48,510		03/18/04	300
Jacksonville	FL	266,111	494,206	None	None	266,111	494,206	760,317	73,307		04/01/04	300
Jacksonville Bch	FL	522,188	371,885	None	None	522,188	371,885	894,073	128,299		05/07/99	300
Key West	FL	873,700	627,937	None	None	873,700	627,937	1,501,637	95,234		03/18/04	300
Key West	FL	492,785	208,852	None	None	492,785	208,852	701,637	31,673		03/18/04	300
Lakeland	FL	527,076	464,561	None	None	527,076	464,561	991,637	70,456		03/18/04	300
Lakeland	FL	300,000	321,637	None	None	300,000	321,637	621,637	48,779		03/18/04	300
Lakeport	FL	180,342	331,295	None	None	180,342	331,295	511,637	50,244		03/18/04	300
Land O'Lakes	FL	120,000	361,637	None	None	120,000	361,637	481,637	54,846		03/18/04	300
Lutz	FL	480,000	421,637	None	None	480,000	421,637	901,637	63,946		03/18/04	300
Naples	FL	150,000	301,637	None	None	150,000	301,637	451,637	45,746		03/18/04	300
Naples	FL	620,000	381,637	None	None	620,000	381,637	1,001,637	57,879		03/18/04	300
New Port Richey	FL	190,000	601,637	None	None	190,000	601,637	791,637	91,246		03/18/04	300
North Fort Meyers	FL	140,000	281,637	None	None	140,000	281,637	421,637	42,712		03/18/04	300
Okeechobee	FL	195,075	346,562	None	None	195,075	346,562	541,637	52,559		03/18/04	300
Orlando	FL	240,000	301,637	None	None	240,000	301,637	541,637	45,746		03/18/04	300
Palm Bay	FL	230,880	300,757	None	None	230,880	300,757	531,637	45,612		03/18/04	300
Palm Harbor	FL	510,000	381,637	None	None	510,000	381,637	891,637	57,879		03/18/04	300
Panama City	FL	210,000	431,637	None	None	210,000	431,637	641,637	65,462		03/18/04	300
Pensacola	FL	168,000	312,727	None	None	168,000	312,727	480,727	46,385		04/14/04	300
Port Charlotte	FL	170,000	311,637	None	None	170,000	311,637	481,637	47,262		03/18/04	300
Port Orange	FL	609,438	512,199	None	None	609,438	512,199	1,121,637	77,681		03/18/04	300
Pt Charlotte	FL	200,000	356,637	None	None	200,000	356,637	556,637	54,087		03/18/04	300
Punta Gorda	FL	400,000	511,637	None	None	400,000	511,637	911,637	77,596		03/18/04	300
Tallahassee	FL	600,000	341,637	None	None	600,000	341,637	941,637	51,812		03/18/04	300
Tampa	FL	300,000	301,637	None	None	300,000	301,637	601,637	45,746		03/18/04	300
Tampa	FL	380,000	361,637	None	None	380,000	361,637	741,637	54,846		03/18/04	300
Tampa	FL	320,000	591,637	None	None	320,000	591,637	911,637	89,729		03/18/04	300
Webster	FL	640,000	1,071,637	None	None	640,000	1,071,637	1,711,637	162,529		03/18/04	300
Winter Springs	FL	150,000	291,637	None	None	150,000	291,637	441,637	44,229		03/18/04	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Augusta	GA	620,000	383,232	None	None	620,000	383,232	1,003,232	129,655		07/22/99	300
Augusta	GA	540,000	337,853	None	None	540,000	337,853	877,853	114,303		07/22/99	300
Augusta	GA	510,000	392,929	None	None	510,000	392,929	902,929	132,936		07/22/99	300
Augusta	GA	180,000	422,020	None	None	180,000	422,020	602,020	142,780		07/22/99	300
Augusta	GA	260,000	392,171	None	None	260,000	392,171	652,171	132,681		07/22/99	300
Augusta	GA	240,000	451,637	None	None	240,000	451,637	691,637	68,496		03/18/04	300
Cahutta	GA	437,500	813,742	None	None	437,500	813,742	1,251,242	136,974		10/16/03	300
Calhoun	GA	122,500	228,742	None	None	122,500	228,742	351,242	38,499		10/16/03	300
Calhoun	GA	262,500	488,742	None	None	262,500	488,742	751,242	82,265		10/16/03	300
Chatsworth	GA	140,000	261,242	None	None	140,000	261,242	401,242	43,969		10/16/03	300
Chatsworth	GA	140,000	261,242	None	None	140,000	261,242	401,242	43,969		10/16/03	300
Chatsworth	GA	140,000	261,242	None	None	140,000	261,242	401,242	43,969		10/16/03	300
Chickamauga	GA	181,731	338,742	None	None	181,731	338,742	520,473	57,015		10/16/03	300
Dalton	GA	171,500	319,742	None	None	171,500	319,742	491,242	53,817		10/16/03	300
Dalton	GA	87,500	163,742	None	None	87,500	163,742	251,242	27,557		10/16/03	300
Dalton	GA	485,650	903,162	None	None	485,650	903,162	1,388,812	152,026		10/16/03	300
Dalton	GA	146,000	272,385	None	None	146,000	272,385	418,385	45,845		10/16/03	300
Dalton	GA	420,000	781,242	None	None	420,000	781,242	1,201,242	131,503		10/16/03	300
Dalton	GA	210,000	391,242	None	None	210,000	391,242	601,242	65,853		10/16/03	300
Dalton	GA	332,500	618,742	None	None	332,500	618,742	951,242	104,149		10/16/03	300
Dunwoody	GA	545,462	724,254	None	None	545,462	724,254	1,269,716	305,324		06/27/97	300
Euharlee	GA	262,500	488,742	None	None	262,500	488,742	751,242	82,265		10/16/03	300
Flintstone	GA	157,500	293,742	None	None	157,500	293,742	451,242	49,440		10/16/03	300
Lafayette	GA	122,500	228,742	None	None	122,500	228,742	351,242	38,499		10/16/03	300
Lithonia	GA	386,784	776,436	None	None	386,784	776,436	1,163,220	327,340		06/27/97	300
Mableton	GA	491,069	355,957	None	None	491,069	355,957	847,026	150,047		06/27/97	300
Martinez	GA	450,000	402,777	None	None	450,000	402,777	852,777	136,269		07/22/99	300
Martinez	GA	830,000	871,637	None	None	830,000	871,637	1,701,637	132,196		03/18/04	300
Norcross	GA	384,162	651,273	None	None	384,162	651,273	1,035,435	274,560		06/27/97	300
Ringgold	GA	350,000	651,242	None	None	350,000	651,242	1,001,242	109,619		10/16/03	300
Ringgold	GA	234,500	1,168,914	None	None	234,500	1,168,914	1,403,414	145,537		10/16/03	300
Ringgold	GA	385,000	716,242	-21,175	None	385,000	695,067	1,080,067	120,561		10/16/03	300
Ringgold	GA	482,251	896,851	None	None	482,251	896,851	1,379,102	150,964		10/16/03	300
Rocky Face	GA	164,231	306,241	None	None	164,231	306,241	470,472	51,544		10/16/03	300
Rome	GA	210,000	391,242	None	None	210,000	391,242	601,242	65,853		10/16/03	300
Rome	GA	199,199	371,183	None	None	199,199	371,183	570,382	62,476		10/16/03	300
Rome	GA	201,791	375,997	None	None	201,791	375,997	577,788	63,287		10/16/03	300
Rome	GA	315,000	586,242	None	None	315,000	586,242	901,242	98,678		10/16/03	300
Rossville	GA	157,500	293,742	None	None	157,500	293,742	451,242	49,440		10/16/03	300
Stone Mountain	GA	529,383	532,429	None	None	529,383	532,429	1,061,812	224,447		06/27/97	300
Summerville	GA	66,231	124,242	None	None	66,231	124,242	190,473	20,908		10/16/03	300
Trenton	GA	129,231	241,242	None	None	129,231	241,242	370,473	40,603		10/16/03	300
Godfrey	IL	374,586	733,190	None	None	374,586	733,190	1,107,776	309,097		06/27/97	300
Granite City	IL	362,287	737,255	None	None	362,287	737,255	1,099,542	310,813		06/27/97	300
Love's Park	IL	547,582	1,016,143	1,500	None	547,582	1,017,643	1,565,225	1,694		12/20/07	300
Madison	IL	173,812	625,030	None	None	173,812	625,030	798,842	263,510		06/27/97	300
Rochelle	IL	607,418	1,127,766	1,000	None	607,418	1,128,766	1,736,184	1,880		12/20/07	300
Albany	IN	427,437	794,632	2,000	None	427,437	796,632	1,224,069	19,979		05/25/07	300
Alexandria	IN	139,219	259,369	None	None	139,219	259,369	398,588	6,481		05/25/07	300
Anderson	IN	147,263	274,307	None	None	147,263	274,307	421,570	6,854		05/25/07	300
Anderson	IN	283,430	527,190	2,000	None	283,430	529,190	812,620	13,293		05/25/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Elkhart	IN	495,914	922,471	1,500	None	495,914	923,971	1,419,885	23,146		05/25/07	300
Frankfort	IN	208,666	388,345	2,000	None	208,666	390,345	599,011	9,822		05/25/07	300
Greenwood	IN	173,250	323,022	None	None	173,250	323,022	496,272	8,072		05/25/07	300
Hartford City	IN	250,310	465,702	2,000	None	250,310	467,702	718,012	11,755		05/25/07	300
Indianapolis	IN	129,938	242,134	None	None	129,938	242,134	372,072	6,050		05/25/07	300
Indianapolis	IN	269,294	500,939	1,500	None	269,294	502,439	771,733	12,608		05/25/07	300
Indianapolis	IN	318,432	592,193	1,500	None	318,432	593,693	912,125	14,889		05/25/07	300
Knox	IN	341,250	633,499	1,500	None	341,250	634,999	976,249	5,317		10/09/07	300
Lafayette	IN	147,263	274,309	None	None	147,263	274,309	421,572	6,854		05/25/07	300
Lafayette	IN	112,613	209,959	None	None	112,613	209,959	322,572	5,246		05/25/07	300
Marion	IN	209,196	389,995	1,500	None	209,196	391,495	600,691	9,834		05/25/07	300
Michigan City	IN	227,500	422,249	1,500	None	227,500	423,749	651,249	3,556		10/09/07	300
Mishawaka	IN	123,983	231,743	2,000	None	123,983	233,743	357,726	5,907		05/25/07	300
Morristown	IN	366,590	682,082	2,000	None	366,590	684,082	1,050,672	17,165		05/25/07	300
Muncie	IN	103,950	193,870	None	None	103,950	193,870	297,820	4,843		05/25/07	300
Muncie	IN	184,237	342,974	2,000	None	184,237	344,974	529,211	8,688		05/25/07	300
New Albany	IN	181,459	289,353	None	None	181,459	289,353	470,812	148,052		03/03/95	300
New Albany	IN	262,465	331,796	None	None	262,465	331,796	594,261	169,769		03/06/95	300
New Castle	IN	138,600	258,672	None	None	138,600	258,672	397,272	6,463		05/25/07	300
New Castle	IN	79,854	149,572	1,000	None	79,854	150,572	230,426	3,794		05/25/07	300
New Castle	IN	203,941	380,019	1,500	None	203,941	381,519	585,460	9,585		05/25/07	300
Richmond	IN	281,248	523,589	1,500	None	281,248	525,089	806,337	13,174		05/25/07	300
Richmond	IN	255,908	476,528	2,000	None	255,908	478,528	734,436	12,027		05/25/07	300
Rushville	IN	138,600	258,672	None	None	138,600	258,672	397,272	6,463		05/25/07	300
Rushville	IN	121,275	226,497	None	None	121,275	226,497	347,772	5,659		05/25/07	300
South Bend	IN	372,387	693,064	2,000	None	372,387	695,064	1,067,451	17,440		05/25/07	300
Wabash	IN	430,437	800,871	2,000	None	430,437	802,871	1,233,308	20,135		05/25/07	300
Wabash	IN	334,923	623,488	1,500	None	334,923	624,988	959,911	15,671		05/25/07	300
Warsaw	IN	415,275	772,713	1,500	None	415,275	774,213	1,189,488	19,402		05/25/07	300
West Lafayette	IN	0	1,335,355	2,000	None	-	1,337,355	1,337,355	33,497		05/25/07	300
Zionsville	IN	910,595	1,691,926	2,000	None	910,595	1,693,926	2,604,521	42,411		05/25/07	300
Berea	KY	252,077	360,815	None	None	252,077	360,815	612,892	184,617		03/08/95	300
Elizabethtown	KY	286,106	286,106	None	None	286,106	286,106	572,212	146,391		03/03/95	300
Lebanon	KY	158,052	316,105	None	None	158,052	316,105	474,157	161,740		03/03/95	300
Louisville	KY	198,926	368,014	None	None	198,926	368,014	566,940	188,300		03/03/95	300
Louisville	KY	216,849	605,697	None	None	216,849	605,697	822,546	279,497	06/18/96	11/17/95	300
Mt. Washington	KY	327,245	479,593	None	None	327,245	479,593	806,838	213,451	12/06/96	05/31/96	300
Owensboro	KY	360,000	590,000	None	None	360,000	590,000	950,000	292,050		08/25/95	300
Alexandria	LA	170,000	371,637	None	None	170,000	371,637	541,637	56,362		03/18/04	300
Baton Rouge	LA	500,000	521,637	None	None	500,000	521,637	1,021,637	79,112		03/18/04	300
Baton Rouge	LA	210,000	361,637	None	None	210,000	361,637	571,637	54,846		03/18/04	300
Bossier City	LA	230,000	431,637	None	None	230,000	431,637	661,637	65,462		03/18/04	300
Destrehan	LA	200,000	411,637	None	None	200,000	411,637	611,637	62,429		03/18/04	300
Lafayette	LA	240,000	391,637	None	None	240,000	391,637	631,637	59,396		03/18/04	300
Shreveport	LA	192,500	358,227	None	None	192,500	358,227	550,727	53,134		04/14/04	300
Amherst	MA	110,969	639,806	None	None	110,969	639,806	750,775	111,966		08/18/03	300
North Reading	MA	574,601	756,174	None	None	574,601	756,174	1,330,775	132,330		08/18/03	300
Seekonk	MA	298,354	268,518	None	None	298,354	268,518	566,872	137,392		03/03/95	300
Berlin	MD	255,951	387,395	None	None	255,951	387,395	643,346	74,243		03/19/03	300
Crisfield	MD	219,704	333,024	None	None	219,704	333,024	552,728	63,822		03/19/03	300
Hebron	MD	376,251	567,844	None	None	376,251	567,844	944,095	108,829		03/19/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

La Plata	MD	1,017,544	2,706,729	None	None	1,017,544	2,706,729	3,724,273	581,699		08/06/02	300
Mechanicsville	MD	1,540,335	2,860,928	None	None	1,540,335	2,860,928	4,401,263	634,113		06/27/02	300
Millersville	MD	830,737	2,696,245	None	None	830,737	2,696,245	3,526,982	597,714		06/27/02	300
Breckenridge	MI	437,500	811,968	1,500	None	437,500	813,468	1,250,968	6,804		10/09/07	300
Carson City	MI	262,500	486,468	2,000	None	262,500	488,468	750,968	4,104		10/09/07	300
Charlevoix	MI	385,000	713,013	2,500	None	385,000	715,513	1,100,513	6,004		10/09/07	300
Cheboygan	MI	280,000	518,013	2,500	None	280,000	520,513	800,513	4,379		10/09/07	300
Clare	MI	306,250	567,718	2,000	None	306,250	569,718	875,968	4,781		10/09/07	300
Clare	MI	229,250	426,218	500	None	229,250	426,718	655,968	3,564		10/09/07	300
Comstock	MI	315,000	583,749	2,500	None	315,000	586,249	901,249	4,927		10/09/07	300
Farwell	MI	437,500	811,468	2,000	None	437,500	813,468	1,250,968	6,812		10/09/07	300
Flint	MI	194,492	476,504	None	None	194,492	476,504	670,996	229,516		12/21/95	300
Gladwin	MI	140,000	259,013	1,500	None	140,000	260,513	400,513	2,196		10/09/07	300
Grand Rapids	MI	437,500	812,249	1,500	None	437,500	813,749	1,251,249	6,806		10/09/07	300
Kalamazoo	MI	238,000	442,249	1,000	None	238,000	443,249	681,249	3,710		10/09/07	300
Kalkaska	MI	437,500	809,513	3,500	None	437,500	813,013	1,250,513	6,833		10/09/07	300
Lake City	MI	115,500	213,513	1,500	None	115,500	215,013	330,513	1,817		10/09/07	300
Lakeview	MI	96,250	177,718	2,000	None	96,250	179,718	275,968	1,531		10/09/07	300
Mackinaw City	MI	455,000	844,513	1,000	None	455,000	845,513	1,300,513	7,063		10/09/07	300
Mecosta	MI	122,500	227,468	1,000	None	122,500	228,468	350,968	1,920		10/09/07	300
Midland	MI	437,500	811,013	2,000	None	437,500	813,013	1,250,513	6,808		10/09/07	300
Mount Pleasant	MI	162,750	300,718	2,500	None	162,750	303,218	465,968	2,568		10/09/07	300
Mount Pleasant	MI	463,750	860,718	1,500	None	463,750	862,218	1,325,968	7,210		10/09/07	300
Mount Pleasant	MI	210,000	388,968	2,000	None	210,000	390,968	600,968	3,291		10/09/07	300
Mount Pleasant	MI	437,500	810,968	2,500	None	437,500	813,468	1,250,968	6,820		10/09/07	300
Mount Pleasant	MI	350,000	649,468	1,500	None	350,000	650,968	1,000,968	5,450		10/09/07	300
Mount Pleasant	MI	175,000	324,468	1,500	None	175,000	325,968	500,968	2,741		10/09/07	300
Petoskey	MI	490,000	909,513	1,000	None	490,000	910,513	1,400,513	7,604		10/09/07	300
Prudenville	MI	133,000	245,013	2,500	None	133,000	247,513	380,513	2,104		10/09/07	300
Saginaw	MI	262,500	486,513	1,500	None	262,500	488,013	750,513	4,092		10/09/07	300
Standish	MI	92,750	171,263	1,500	None	92,750	172,763	265,513	1,465		10/09/07	300
Traverse City	MI	210,000	389,002	2,000	None	210,000	391,002	601,002	3,292		10/09/07	300
Walker	MI	586,250	1,088,499	1,500	None	586,250	1,089,999	1,676,249	9,108		10/09/07	300
Brandon	MS	671,486	1,247,588	None	None	671,486	1,247,588	1,919,074	126,839		06/30/05	300
Flowood	MS	437,926	813,832	None	None	437,926	813,832	1,251,758	82,740		06/30/05	300
Flowood	MS	399,972	743,347	None	None	399,972	743,347	1,143,319	75,574		06/30/05	300
Jackson	MS	329,904	613,221	None	None	329,904	613,221	943,125	62,345		06/30/05	300
Jackson	MS	540,108	1,003,600	None	None	540,108	1,003,600	1,543,708	102,033		06/30/05	300
Marion	MS	350,341	651,013	None	None	350,341	651,013	1,001,354	66,187		06/30/05	300
Meridian	MS	437,926	813,671	None	None	437,926	813,671	1,251,597	82,724		06/30/05	300
Meridian	MS	405,811	754,030	None	None	405,811	754,030	1,159,841	76,660		06/30/05	300
Meridian	MS	145,975	271,478	None	None	145,975	271,478	417,453	27,601		06/30/05	300
Meridian	MS	280,273	520,887	None	None	280,273	520,887	801,160	52,957		06/30/05	300
Meridian	MS	321,146	596,794	None	None	321,146	596,794	917,940	58,685		07/19/05	300
Newton	MS	467,121	867,891	None	None	467,121	867,891	1,335,012	88,236		06/30/05	300
Pearl	MS	544,488	1,011,733	None	None	544,488	1,011,733	1,556,221	102,860		06/30/05	300
Philadelphia	MS	472,960	878,735	None	None	472,960	878,735	1,351,695	89,339		06/30/05	300
Southaven	MS	310,000	641,637	None	None	310,000	641,637	951,637	97,312		03/18/04	300
Terry	MS	583,901	1,084,930	None	None	583,901	1,084,930	1,668,831	110,302		06/30/05	300
Waveland	MS	180,000	331,637	None	None	180,000	331,637	511,637	50,296		03/18/04	300
Aberdeen	NC	600,000	300,625	None	None	600,000	300,625	900,625	83,651		01/25/01	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Archdale	NC	410,000	731,637	None	None	410,000	731,637	1,141,637	110,962		03/18/04	300
Charlotte	NC	300,000	291,637	None	None	300,000	291,637	591,637	44,229		03/18/04	300
Charlotte	NC	640,000	581,637	None	None	640,000	581,637	1,221,637	88,212		03/18/04	300
Durham	NC	720,000	851,637	None	None	720,000	851,637	1,571,637	129,162		03/18/04	300
Goldsboro	NC	460,000	740,625	None	None	460,000	740,625	1,200,625	206,118		01/25/01	300
Greensboro	NC	700,000	655,000	None	None	700,000	655,000	1,355,000	215,058		10/27/99	300
Greenville	NC	330,000	515,000	None	None	330,000	515,000	845,000	254,925		08/25/95	300
Jacksonville	NC	150,000	530,000	None	None	150,000	530,000	680,000	262,350		08/25/95	300
Jacksonville	NC	180,000	371,637	None	None	180,000	371,637	551,637	56,362		03/18/04	300
Jacksonville	NC	140,000	260,727	None	None	140,000	260,727	400,727	38,672		04/14/04	300
Kinston	NC	550,000	1,057,833	None	None	550,000	1,057,833	1,607,833	431,875		10/24/97	300
Raleigh	NC	740,000	791,637	None	None	740,000	791,637	1,531,637	120,062		03/18/04	300
Roxboro	NC	243,112	368,107	None	None	243,112	368,107	611,219	70,547		03/19/03	300
Winston-Salem	NC	320,000	311,637	None	None	320,000	311,637	631,637	47,262		03/18/04	300
Galloway	NJ	1,367,872	2,540,604	None	None	1,367,872	2,540,604	3,908,476	563,124		06/27/02	300
Hamilton	NJ	1,539,117	2,858,630	None	None	1,539,117	2,858,630	4,397,747	634,556		06/27/02	300
MillVille	NJ	953,891	1,771,782	None	None	953,891	1,771,782	2,725,673	392,735		06/27/02	300
Toms River	NJ	1,265,861	2,351,154	None	None	1,265,861	2,351,154	3,617,015	521,527		06/27/02	300
Toms River	NJ	982,526	1,824,961	None	None	982,526	1,824,961	2,807,487	404,181		06/27/02	300
Wall	NJ	1,459,957	2,712,264	None	None	1,459,957	2,712,264	4,172,221	583,097		08/06/02	300
Albuquerque	NM	200,000	271,637	None	None	200,000	271,637	471,637	41,196		03/18/04	300
Kingston	NY	257,763	456,042	None	None	257,763	456,042	713,805	231,821		04/06/95	300
Atwater	OH	118,555	266,748	None	None	118,555	266,748	385,303	136,486		03/03/95	300
Columbus	OH	147,296	304,411	None	None	147,296	304,411	451,707	155,757		03/03/95	300
Columbus	OH	273,085	471,693	None	None	273,085	471,693	744,778	227,199		12/21/95	300
Cuyahoga Falls	OH	321,792	1,144,619	None	None	321,792	1,144,619	1,466,411	211,872		03/03/95	300
Eaton	OH	164,588	306,934	None	None	164,588	306,934	471,522	7,670		05/25/07	300
Galion	OH	138,981	327,597	None	7	138,981	327,604	466,585	167,628		03/06/95	300
Groveport	OH	277,198	445,497	None	None	277,198	445,497	722,695	214,581		12/21/95	300
Perrysburg	OH	211,678	390,680	None	None	211,678	390,680	602,358	172,902	01/10/96	09/01/95	300
Streetsboro	OH	402,988	533,349	None	None	402,988	533,349	936,337	208,006	01/27/97	09/03/96	300
Tipp City	OH	355,009	588,111	None	None	355,009	588,111	943,120	234,257	01/31/97	06/27/96	300
Triffin	OH	117,017	273,040	None	None	117,017	273,040	390,057	139,705		03/07/95	300
Wadsworth	OH	266,507	496,917	None	None	266,507	496,917	763,424	204,729	11/26/96	07/01/96	300
Tulsa	OK	126,545	508,266	None	None	126,545	508,266	634,811	214,277		06/27/97	300
Aliquippa	PA	226,195	452,631	None	None	226,195	452,631	678,826	71,664		01/29/04	300
Beaver	PA	95,626	223,368	None	None	95,626	223,368	318,994	35,365		01/29/04	300
Beaver Falls	PA	92,207	230,758	None	None	92,207	230,758	322,965	36,535		01/29/04	300
Cornwells Heights	PA	569,763	387,611	None	None	569,763	387,611	957,374	71,702		05/29/03	300
Doylestown	PA	800,134	1,226,452	None	None	800,134	1,226,452	2,026,586	226,888		05/29/03	300
East Caln	PA	1,722,222	576	None	None	1,722,222	576	1,722,798	110		02/25/03	300
Lansdale	PA	1,356,324	385,761	None	None	1,356,324	385,761	1,742,085	71,359		05/29/03	300
Penndel	PA	739,487	1,003,809	None	None	739,487	1,003,809	1,743,296	185,699		05/29/03	300
Perryopolis	PA	148,953	134,299	None	None	148,953	134,299	283,252	21,262		01/29/04	300
Philadelphia	PA	808,681	256,843	None	None	808,681	256,843	1,065,524	47,510		05/29/03	300
Philadelphia	PA	425,928	167,147	None	None	425,928	167,147	593,075	30,917		05/29/03	300
Philadelphia	PA	390,342	226,919	None	None	390,342	226,919	617,261	41,974		05/29/03	300
Philadelphia	PA	541,792	236,049	None	None	541,792	236,049	777,841	43,663		05/29/03	300
Philadelphia	PA	530,018	214,977	None	None	530,018	214,977	744,995	39,765		05/29/03	300
Philadelphia	PA	614,101	277,277	None	None	614,101	277,277	891,378	51,291		05/29/03	300
Philadelphia	PA	1,011,389	491,302	None	None	1,011,389	491,302	1,502,691	90,885		05/29/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Philadelphia	PA	935,672	448,426	None	None	935,672	448,426	1,384,098	82,953		05/29/03	300
Philadelphia	PA	689,172	426,596	None	None	689,172	426,596	1,115,768	78,915		05/29/03	300
Philadelphia	PA	349,294	134,485	None	None	349,294	134,485	483,779	24,874		05/29/03	300
Philadelphia	PA	557,515	244,121	None	None	557,515	244,121	801,636	41,907		09/16/03	300
Pittsburgh	PA	497,668	320,170	None	None	497,668	320,170	817,838	50,692		01/29/04	300
Pittsburgh	PA	296,277	287,540	None	None	296,277	287,540	583,817	45,525		01/29/04	300
Pittsburgh	PA	395,417	474,741	None	None	395,417	474,741	870,158	75,165		01/29/04	300
Pittsburgh	PA	118,118	231,108	None	None	118,118	231,108	349,226	36,590		01/29/04	300
South Park	PA	252,247	435,985	None	None	252,247	435,985	688,232	69,023		01/29/04	300
Southampton	PA	783,279	163,721	None	None	783,279	163,721	947,000	30,283		05/29/03	300
Valencia	PA	440,565	278,492	None	None	440,565	278,492	719,057	44,093		01/29/04	300
Verona	PA	171,411	257,358	None	None	171,411	257,358	428,769	40,746		01/29/04	300
Willow Grove	PA	329,934	73,123	None	None	329,934	73,123	403,057	13,522		05/29/03	300
Aiken	SC	320,000	432,527	None	None	320,000	432,527	752,527	146,335		07/22/99	300
Aiken	SC	330,000	472,679	None	None	330,000	472,679	802,679	159,919		07/22/99	300
Aiken	SC	560,000	543,588	None	None	560,000	543,588	1,103,588	183,908		07/22/99	300
Aiken	SC	360,000	542,982	None	None	360,000	542,982	902,982	183,704		07/22/99	300
Aiken	SC	540,000	388,058	None	None	540,000	388,058	928,058	131,288		07/22/99	300
Aiken	SC	250,000	251,770	None	None	250,000	251,770	501,770	85,180		07/22/99	300
Belvedere	SC	490,000	463,080	None	None	490,000	463,080	953,080	156,671		07/22/99	300
Columbia	SC	150,000	450,000	None	None	150,000	450,000	600,000	222,750		08/25/95	300
Columbia	SC	520,000	471,637	None	None	520,000	471,637	991,637	71,529		03/18/04	300
Goose Creek	SC	150,000	241,637	None	None	150,000	241,637	391,637	36,646		03/18/04	300
Greenville	SC	390,000	462,847	None	None	390,000	462,847	852,847	156,592		07/22/99	300
Greenville	SC	300,000	402,392	None	None	300,000	402,392	702,392	136,139		07/22/99	300
Greenville	SC	370,000	432,695	None	None	370,000	432,695	802,695	146,391		07/22/99	300
Greenville	SC	620,000	483,604	None	None	620,000	483,604	1,103,604	163,614		07/22/99	300
Greenville	SC	680,000	423,604	None	None	680,000	423,604	1,103,604	143,314		07/22/99	300
Greer	SC	400,000	502,879	None	None	400,000	502,879	902,879	170,136		07/22/99	300
Hilton Head	SC	500,000	691,637	None	None	500,000	691,637	1,191,637	104,896		03/18/04	300
Hilton Head	SC	185,500	344,510	None	None	185,500	344,510	530,010	51,102		04/14/04	300
Irmo	SC	690,000	461,637	None	None	690,000	461,637	1,151,637	70,012		03/18/04	300
Jackson	SC	170,000	632,626	None	None	170,000	632,626	802,626	214,034		07/22/99	300
John's Isle	SC	170,000	350,000	None	None	170,000	350,000	520,000	173,250		08/25/95	300
Lexington	SC	255,000	545,000	None	None	255,000	545,000	800,000	269,775		08/25/95	300
Lexington	SC	640,000	563,891	None	None	640,000	563,891	1,203,891	190,777		07/22/99	300
Lexington	SC	540,000	563,588	None	None	540,000	563,588	1,103,588	190,675		07/22/99	300
Lexington	SC	360,000	843,891	None	None	360,000	843,891	1,203,891	285,510		07/22/99	300
North Augusta	SC	400,000	452,777	None	None	400,000	452,777	852,777	153,185		07/22/99	300
North Augusta	SC	330,000	481,637	None	None	330,000	481,637	811,637	73,046		03/18/04	300
North Augusta	SC	490,000	1,221,637	None	None	490,000	1,221,637	1,711,637	185,279		03/18/04	300
North Charleston	SC	400,000	650,000	None	None	400,000	650,000	1,050,000	321,750		08/25/95	300
Orangeburg	SC	320,000	691,637	None	None	320,000	691,637	1,011,637	104,896		03/18/04	300
Simpsonville	SC	530,000	573,485	None	None	530,000	573,485	1,103,485	194,023		07/22/99	300
Spartanburg	SC	470,000	432,879	None	None	470,000	432,879	902,879	146,453		07/22/99	300
Summerville	SC	115,000	515,000	None	None	115,000	515,000	630,000	254,925		08/25/95	300
Summerville	SC	297,500	553,227	None	None	297,500	553,227	850,727	82,059		04/14/04	300
West Aiken	SC	400,000	402,665	None	None	400,000	402,665	802,665	136,231		07/22/99	300
West Columbia	SC	410,000	693,574	None	None	410,000	693,574	1,103,574	234,654		07/22/99	300
West Columbia	SC	336,000	624,727	None	None	336,000	624,727	960,727	92,665		04/14/04	300
Arrington	TN	385,000	716,242	None	None	385,000	716,242	1,101,242	120,561		10/16/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Athens	TN	175,000	326,242	None	None	175,000	326,242	501,242	54,911		10/16/03	300
Athens	TN	124,179	231,860	None	None	124,179	231,860	356,039	39,023		10/16/03	300
Benton	TN	192,500	358,742	None	None	192,500	358,742	551,242	60,382		10/16/03	300
Chattanooga	TN	181,731	338,741	None	None	181,731	338,741	520,472	57,015		10/16/03	300
Chattanooga	TN	168,000	313,242	None	None	168,000	313,242	481,242	52,723		10/16/03	300
Chattanooga	TN	175,000	326,242	-79,571	None	175,000	246,671	421,671	43,557		10/16/03	300
Chattanooga	TN	159,979	298,346	None	None	159,979	298,346	458,325	50,215		10/16/03	300
Chattanooga	TN	105,000	196,242	None	None	105,000	196,242	301,242	33,028		10/16/03	300
Chattanooga	TN	245,000	456,242	None	None	245,000	456,242	701,242	76,794		10/16/03	300
Chattanooga	TN	297,500	553,742	None	None	297,500	553,742	851,242	93,207		10/16/03	300
Chattanooga	TN	323,750	822,529	None	None	323,750	822,529	1,146,279	118,539		10/16/03	300
Chattanooga	TN	280,000	521,242	None	None	280,000	521,242	801,242	87,736		10/16/03	300
Chattanooga	TN	257,250	478,992	None	None	257,250	478,992	736,242	80,624		10/16/03	300
Chattanooga	TN	283,209	527,201	None	None	283,209	527,201	810,410	88,739		10/16/03	300
Chattanooga	TN	542,500	1,008,742	None	None	542,500	1,008,742	1,551,242	169,799		10/16/03	300
Chattanooga	TN	332,500	618,742	None	None	332,500	618,742	951,242	104,149		10/16/03	300
Chattanooga	TN	175,000	326,242	None	None	175,000	326,242	501,242	54,911		10/16/03	300
Cleveland	TN	110,009	205,545	None	None	110,009	205,545	315,554	34,594		10/16/03	300
Cleveland	TN	227,500	423,742	None	None	227,500	423,742	651,242	71,324		10/16/03	300
Cleveland	TN	280,000	521,242	None	None	280,000	521,242	801,242	87,736		10/16/03	300
Cleveland	TN	245,000	456,242	None	None	245,000	456,242	701,242	76,794		10/16/03	300
Cleveland	TN	157,500	293,742	None	None	157,500	293,742	451,242	49,440		10/16/03	300
Cleveland	TN	122,500	228,742	None	None	122,500	228,742	351,242	38,499		10/16/03	300
Cleveland	TN	300,373	559,077	None	None	300,373	559,077	859,450	94,105		10/16/03	300
Dayton	TN	262,500	488,742	None	None	262,500	488,742	751,242	82,265		10/16/03	300
Decatur	TN	181,731	338,742	None	None	181,731	338,742	520,473	57,015		10/16/03	300
Dunlap	TN	315,000	586,242	None	None	315,000	586,242	901,242	98,678		10/16/03	300
Etowah	TN	192,500	358,742	None	None	192,500	358,742	551,242	60,382		10/16/03	300
Gallatin	TN	525,000	976,242	None	None	525,000	976,242	1,501,242	164,328		10/16/03	300
Gray	TN	191,151	355,337	None	None	191,151	355,337	546,488	1,777		11/29/07	300
Harrison	TN	484,313	900,680	None	None	484,313	900,680	1,384,993	151,608		10/16/03	300
Hixson	TN	271,250	504,992	None	None	271,250	504,992	776,242	85,001		10/16/03	300
Hixson	TN	513,215	954,355	None	None	513,215	954,355	1,467,570	160,644		10/16/03	300
Hixson	TN	94,500	176,742	None	None	94,500	176,742	271,242	29,745		10/16/03	300
Hixson	TN	300,373	559,077	None	None	300,373	559,077	859,450	94,105		10/16/03	300
Kimball	TN	332,500	618,742	None	None	332,500	618,742	951,242	104,149		10/16/03	300
Kingsport	TN	155,603	289,319	None	None	155,603	289,319	444,922	1,447		11/29/07	300
Kingsport	TN	310,303	576,618	None	None	310,303	576,618	886,921	2,883		11/29/07	300
La Vergne	TN	340,000	650,000	None	None	340,000	650,000	990,000	321,750		08/25/95	300
Le Vergne	TN	577,500	1,073,742	-15,745	None	577,500	1,057,997	1,635,497	180,740		10/16/03	300
Manchester	TN	266,119	495,463	None	None	266,119	495,463	761,582	83,397		10/16/03	300
Manchester	TN	281,675	524,352	None	None	281,675	524,352	806,027	88,260		10/16/03	300
Manchester	TN	319,846	595,242	None	None	319,846	595,242	915,088	100,193		10/16/03	300
Monteagle	TN	271,173	504,849	None	None	271,173	504,849	776,022	84,977		10/16/03	300
Mt. Juliet	TN	397,128	738,764	None	None	397,128	738,764	1,135,892	124,352		10/16/03	300
Murfreesboro	TN	549,500	1,021,742	None	None	549,500	1,021,742	1,571,242	171,987		10/16/03	300
Murfreesboro	TN	467,810	870,032	None	None	467,810	870,032	1,337,842	146,449		10/16/03	300
Murfreesboro	TN	300,373	559,077	None	None	300,373	559,077	859,450	94,105		10/16/03	300
Nashville	TN	498,628	927,264	None	None	498,628	927,264	1,425,892	156,083		10/16/03	300
Ocoee	TN	119,792	223,713	-11,239	None	119,792	212,474	332,266	37,652		10/16/03	300
Ooltewah	TN	234,231	436,241	None	None	234,231	436,241	670,472	73,428		10/16/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Ooltewah	TN	700,000	1,301,242	-190,623	None	700,000	1,110,619	1,810,619	203,000		10/16/03	300
Ooltewah	TN	105,000	196,242	None	None	105,000	196,242	301,242	33,028		10/16/03	300
Red Bank	TN	350,000	651,242	None	None	350,000	651,242	1,001,242	109,619		10/16/03	300
Red Bank	TN	300,373	559,077	-39,679	None	300,373	519,398	819,771	94,105		10/16/03	300
Roan Mountain	TN	286,303	532,047	None	None	286,303	532,047	818,350	2,660		11/29/07	300
Royal	TN	320,229	595,953	None	None	320,229	595,953	916,182	100,312		10/16/03	300
Smyrna	TN	426,466	793,251	None	None	426,466	793,251	1,219,717	133,524		10/16/03	300
Smyrna	TN	630,000	1,170,036	None	None	630,000	1,170,036	1,800,036	60,452		09/27/06	300
Soddy Daisy	TN	297,500	553,732	None	None	297,500	553,732	851,232	93,205		10/16/03	300
Soddy Daisy	TN	350,000	651,242	None	None	350,000	651,242	1,001,242	109,619		10/16/03	300
Soddy Daisy	TN	245,000	456,242	None	None	245,000	456,242	701,242	76,794		10/16/03	300
Sweetwater	TN	122,500	228,742	None	None	122,500	228,742	351,242	38,499		10/16/03	300
Sweetwater	TN	339,231	1,131,287	None	None	339,231	1,131,287	1,470,518	112,920		10/16/03	300
Sweetwater	TN	133,000	248,242	None	None	133,000	248,242	381,242	41,781		10/16/03	300
Abingdon	VA	57,847	107,770	None	None	57,847	107,770	165,617	539		11/29/07	300
Big Stone Gap	VA	527,303	979,634	None	None	527,303	979,634	1,506,937	4,898		11/29/07	300
Bristol	VA	213,369	396,597	None	None	213,369	396,597	609,966	1,983		11/29/07	300
Bristol	VA	268,303	498,618	None	None	268,303	498,618	766,921	2,493		11/29/07	300
Bristol	VA	171,156	318,201	None	None	171,156	318,201	489,357	1,591		11/29/07	300
Castlewood	VA	387,303	720,081	None	None	387,303	720,081	1,107,384	3,600		11/29/07	300
Cedar Bluff	VA	492,303	915,081	None	None	492,303	915,081	1,407,384	4,575		11/29/07	300
Chatham	VA	347,728	525,031	None	None	347,728	525,031	872,759	100,624		03/19/03	300
Chesapeake	VA	225,000	400,366	None	None	225,000	400,366	625,366	38,035		08/18/05	300
Clintwood	VA	378,553	703,384	None	None	378,553	703,384	1,081,937	3,517		11/29/07	300
Coeburn	VA	168,934	314,538	None	None	168,934	314,538	483,472	1,573		11/29/07	300
Coeburn	VA	312,303	580,795	None	None	312,303	580,795	893,098	2,904		11/29/07	300
Coeburn	VA	282,303	525,081	None	None	282,303	525,081	807,384	2,625		11/29/07	300
Collinsville	VA	84,465	130,137	None	None	84,465	130,137	214,602	24,936		03/19/03	300
Danville	VA	149,276	227,333	None	None	149,276	227,333	376,609	43,565		03/19/03	300
Danville	VA	83,644	128,884	None	None	83,644	128,884	212,528	24,696		03/19/03	300
Danville	VA	266,722	403,501	None	None	266,722	403,501	670,223	77,330		03/19/03	300
Franklin	VA	536,667	863,699	None	None	536,667	863,699	1,400,366	82,051		08/18/05	300
Gate City	VA	422,303	784,618	None	None	422,303	784,618	1,206,921	3,923		11/29/07	300
Hampton	VA	433,985	459,108	None	168	433,985	459,276	893,261	178,304		04/17/98	300
Highland Springs	VA	396,720	598,547	None	None	396,720	598,547	995,267	114,714		03/19/03	300
Honaker	VA	492,303	915,081	None	None	492,303	915,081	1,407,384	4,575		11/29/07	300
Martinsville	VA	246,820	373,653	None	None	246,820	373,653	620,473	71,610		03/19/03	300
Martinsville	VA	83,521	128,706	None	None	83,521	128,706	212,227	24,661		03/19/03	300
Midlothian	VA	325,000	302,872	None	None	325,000	302,872	627,872	125,645		08/21/97	300
Newport News	VA	490,616	605,304	None	168	490,616	605,472	1,096,088	205,745	01/20/00	04/17/98	300
Norton	VA	157,826	293,461	None	None	157,826	293,461	451,287	1,467		11/29/07	300
Norton	VA	457,303	849,634	None	None	457,303	849,634	1,306,937	4,248		11/29/07	300
Norton	VA	222,256	413,117	None	None	222,256	413,117	635,373	2,065		11/29/07	300
Pound	VA	256,170	476,100	None	None	256,170	476,100	732,270	2,380		11/29/07	300
Pound	VA	276,303	513,491	None	None	276,303	513,491	789,794	2,567		11/29/07	300
Richlands	VA	140,051	260,898	None	None	140,051	260,898	400,949	1,304		11/29/07	300
Richmond	VA	1,144,841	3,371,146	None	None	1,144,841	3,371,146	4,515,987	722,956		08/22/02	300
Richmond	VA	298,227	451,014	None	None	298,227	451,014	749,241	86,437		03/19/03	300
Richmond	VA	329,698	498,015	None	None	329,698	498,015	827,713	95,445		03/19/03	300
Richmond	VA	213,982	324,659	None	None	213,982	324,659	538,641	62,219		03/19/03	300
Richmond	VA	482,735	727,776	None	None	482,735	727,776	1,210,511	139,483		03/19/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Richmond	VA	350,453	529,365	None	None	350,453	529,365	879,818	101,454		03/19/03	300
Richmond	VA	323,496	488,918	None	None	323,496	488,918	812,414	93,702		03/19/03	300
Richmond	VA	278,443	421,584	None	None	278,443	421,584	700,027	80,796		03/19/03	300
Richmond	VA	700,000	400,740	None	168	700,000	400,908	1,100,908	155,641		04/17/98	300
Richmond	VA	700,000	440,965	None	168	700,000	441,133	1,141,133	171,260		04/17/98	300
Richmond	VA	400,000	250,875	None	168	400,000	251,043	651,043	97,442		04/17/98	300
Richmond	VA	1,000,000	740	None	168	1,000,000	908	1,000,908	308		04/17/98	300
Richmond	VA	700,000	100,695	None	168	700,000	100,863	800,863	39,124		04/17/98	300
Roanoke	VA	325,000	575,366	None	None	325,000	575,366	900,366	54,660		08/18/05	300
Rosedale	VA	211,147	392,934	None	None	211,147	392,934	604,081	1,965		11/29/07	300
Sandston	VA	152,535	232,528	None	None	152,535	232,528	385,063	44,561		03/19/03	300
South Boston	VA	160,893	244,778	None	None	160,893	244,778	405,671	46,909		03/19/03	300
St. Paul	VA	334,803	622,581	None	None	334,803	622,581	957,384	3,113		11/29/07	300
St. Paul	VA	422,303	785,081	None	None	422,303	785,081	1,207,384	3,925		11/29/07	300
Stafford	VA	271,865	601,997	None	None	271,865	601,997	873,862	265,882		12/20/96	300
Staunton	VA	675,000	1,000,366	None	None	675,000	1,000,366	1,675,366	95,035		08/18/05	300
Suffolk	VA	700,000	1,000,366	None	None	700,000	1,000,366	1,700,366	95,035		08/18/05	300
Tazewell	VA	153,382	285,655	None	None	153,382	285,655	439,037	1,428		11/29/07	300
Troutville	VA	575,000	975,366	None	None	575,000	975,366	1,550,366	92,660		08/18/05	300
Virginia Beach	VA	1,194,560	2,218,773	None	None	1,194,560	2,218,773	3,413,333	491,813		06/27/02	300
Warrenton	VA	515,971	649,125	None	None	515,971	649,125	1,165,096	286,697		12/20/96	300
Weber City	VA	369,803	687,118	None	None	369,803	687,118	1,056,921	3,436		11/29/07	300
Williamsburg	VA	838,172	1,556,910	None	None	838,172	1,556,910	2,395,082	345,039		06/27/02	300
Wise	VA	334,803	622,134	None	None	334,803	622,134	956,937	3,111		11/29/07	300
Wise	VA	66,733	124,290	None	None	66,733	124,290	191,023	621		11/29/07	300
Wise	VA	527,303	979,634	None	None	527,303	979,634	1,506,937	4,898		11/29/07	300
Wytheville	VA	1,222,535	1,577,830	None	None	1,222,535	1,577,830	2,800,365	149,894		08/18/05	300
Yorktown	VA	309,435	447,144	None	168	309,435	447,312	756,747	173,653		04/17/98	300

Craft and Novelty
Cutler Ridge	FL	743,498	657,485	68,215	35,192	743,498	760,892	1,504,390	294,768		12/31/98	300
Rockford	IL	159,587	618,398	None	22,550	159,587	640,948	800,535	293,230		11/26/96	300
Stony Brook	NY	980,000	1,801,586	None	None	980,000	1,801,586	2,781,586	645,557		01/11/99	300
Pleasant Hills	PA	631,084	1,172,563	None	None	631,084	1,172,563	1,803,647	240,373		11/01/02	300

Distribution and Office
Escondido	CA	1,949,375	12,990,164	None	None	1,949,375	12,990,164	14,939,539	163,343	08/13/07	01/18/06	300
Lenexa	KS	3,688,591	6,850,770	None	None	3,688,591	6,850,770	10,539,361	536,644		01/06/06	300
Wilbraham	MA	9,626,112	17,877,542	2,500	None	9,626,112	17,880,042	27,506,154	268,235		08/30/07	300

Drug Stores
Montgomery	AL	1,150,000	1,479,627	None	None	1,150,000	1,479,627	2,629,627	170,165		02/09/05	300
Tracy	CA	2,467,993	4,584,194	None	None	2,467,993	4,584,194	7,052,187	7,640		12/20/07	300
Colorado Springs	CO	1,025,000	1,645,371	None	None	1,025,000	1,645,371	2,670,371	189,209		02/09/05	300
Fort Collins	CO	1,100,000	1,385,014	None	None	1,100,000	1,385,014	2,485,014	159,268		02/09/05	300
Casselberry	FL	1,075,020	1,664,284	None	None	1,075,020	1,664,284	2,739,304	618,587		09/30/98	300
Adel	GA	500,000	1,056,116	None	None	500,000	1,056,116	1,556,116	114,407		04/29/05	300
Blackshear	GA	430,000	1,005,393	None	None	430,000	1,005,393	1,435,393	108,912		04/29/05	300
Bowdon	GA	410,000	1,010,615	None	None	410,000	1,010,615	1,420,615	109,477		04/29/05	300
Cairo	GA	330,000	1,152,243	None	None	330,000	1,152,243	1,482,243	124,820		04/29/05	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Quitman	GA	730,000	856,586	None	None	730,000	856,586	1,586,586	98,499		02/09/05	300
Woodstock	GA	930,000	1,035,544	None	None	930,000	1,035,544	1,965,544	112,184		04/29/05	300
Blackfoot	ID	560,000	1,932,186	None	None	560,000	1,932,186	2,492,186	222,193		02/09/05	300
Burley	ID	700,000	2,011,543	None	None	700,000	2,011,543	2,711,543	231,319		02/09/05	300
Chubbuck	ID	890,000	1,267,183	None	None	890,000	1,267,183	2,157,183	145,717		02/09/05	300
Salem	IN	0	2,351,296	None	None	-	2,351,296	2,351,296	129,321		08/16/06	300
Laurel	MD	0	2,400,696	None	None	-	2,400,696	2,400,696	132,038		08/16/06	300
Portland	ME	2,100,849	3,902,326	None	None	2,100,849	3,902,326	6,003,175	6,504		12/20/07	300
Metamora	MI	859,139	2,291,557	None	None	859,139	2,291,557	3,150,696	126,036		08/16/06	300
Carson City	NV	800,000	2,770,950	None	None	800,000	2,770,950	3,570,950	318,651		02/09/05	300
Reno	NV	1,100,000	2,602,911	None	None	1,100,000	2,602,911	3,702,911	299,326		02/09/05	300
Reno	NV	850,000	2,306,647	None	None	850,000	2,306,647	3,156,647	265,256		02/09/05	300
Sparks	NV	1,000,000	2,271,513	None	None	1,000,000	2,271,513	3,271,513	261,215		02/09/05	300
Sun Valley	NV	550,000	2,678,380	None	None	550,000	2,678,380	3,228,380	308,005		02/09/05	300
Cortland	OH	1,440,000	1,364,725	None	None	1,440,000	1,364,725	2,804,725	156,935		02/09/05	300
Madison	OH	580,000	1,272,742	None	None	580,000	1,272,742	1,852,742	137,874		04/29/05	300
Warren	OH	960,000	1,326,083	None	None	960,000	1,326,083	2,286,083	152,491		02/09/05	300
Warren	OH	800,000	1,241,503	None	None	800,000	1,241,503	2,041,503	142,764		02/09/05	300
Willowick	OH	530,000	1,241,308	None	None	530,000	1,241,308	1,771,308	134,469		04/29/05	300
Beaver	PA	0	3,003,109	None	None	-	3,003,109	3,003,109	5,005		12/20/07	300
Delmont	PA	720,000	1,246,023	None	None	720,000	1,246,023	1,966,023	143,284		02/09/05	300
Gettysburg	PA	0	2,500,750	None	None	-	2,500,750	2,500,750	137,541		08/16/06	300
Girard	PA	0	1,651,511	None	None	-	1,651,511	1,651,511	254,602		02/09/05	300
Johnstown	PA	250,000	2,593,436	None	None	250,000	2,593,436	2,843,436	298,236		02/09/05	300
Johnstown	PA	600,000	2,010,255	None	None	600,000	2,010,255	2,610,255	231,171		02/09/05	300
Murrysville	PA	710,000	1,666,912	None	None	710,000	1,666,912	2,376,912	191,683		02/09/05	300
Oakdale	PA	1,255,750	2,995,001	None	None	1,255,750	2,995,001	4,250,751	164,725		08/16/06	300
Saint Marys	PA	1,663,632	3,090,352	None	None	1,663,632	3,090,352	4,753,984	5,151		12/20/07	300
Slippery Rock	PA	0	1,637,177	None	None	-	1,637,177	1,637,177	249,205		02/09/05	300
Yeadon	PA	0	3,253,234	None	None	-	3,253,234	3,253,234	5,422		12/20/07	300

Entertainment
Riverside	CA	4,000,000	130	-213,838	None	4,000,000	(213,708)	3,786,292	26		07/05/02	300
Vista	CA	2,300,000	22	None	None	2,300,000	22	2,300,022	7		03/31/99	300
Dania	FL	8,272,080	1,713	None	None	8,272,080	1,713	8,273,793	579		03/31/99	300
Marietta	GA	1,500,000	768	None	None	1,500,000	768	1,500,768	186		06/29/01	300
Norcross	GA	1,600,000	768	None	None	1,600,000	768	1,600,768	186		06/29/01	300
Greensboro	NC	7,800,000	463	None	None	7,800,000	463	7,800,463	93		07/05/02	300
Brookhaven	NY	1,500,000	745	None	None	1,500,000	745	1,500,745	252		07/23/99	300
Riverhead	NY	6,200,000	744	None	None	6,200,000	744	6,200,744	252		07/23/99	300

Equipment Rental Services
Lake Worth	FL	679,079	1,262,568	None	None	679,079	1,262,568	1,941,647	225,158		07/03/03	300
Lewisville	TX	1,010,134	1,877,384	None	None	1,010,134	1,877,384	2,887,518	334,800		07/03/03	300

Financial Services
Canon City	CO	66,500	147,699	None	146	66,500	147,845	214,345	116,777		11/12/87	300
Colorado Springs	CO	313,250	695,730	40,500	47,692	313,250	783,922	1,097,172	649,134		03/10/87	300
Clearwater	FL	476,179	725,023	6,500	45,395	476,179	776,918	1,253,097	297,793		12/31/98	300
Orlando	FL	532,556	940,177	None	None	532,556	940,177	1,472,733	54,811	06/09/06	12/15/05	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Couer D'Alene	ID	165,900	368,468	None	None	165,900	368,468	534,368	293,667		09/21/87	300
Blue Springs	MO	222,569	494,333	None	93	222,569	494,426	716,995	358,175		07/31/89	300
Albuquerque	NM	80,500	178,794	None	299	80,500	179,093	259,593	141,932		10/29/87	300
Santa Fe	NM	70,000	155,473	None	327	70,000	155,800	225,800	123,437		10/29/87	300

General Merchandise
Canon City	CO	339,045	630,531	None	None	339,045	630,531	969,576	28,374		11/02/06	300
Monte Vista	CO	47,652	582,159	None	None	47,652	582,159	629,811	210,561		12/23/98	300
Groveland	FL	101,782	189,258	None	None	101,782	189,258	291,040	66,553		03/31/99	300
Clarinda	IA	439,267	816,010	None	None	439,267	816,010	1,255,277	53,041		05/25/06	300
Garnett	KS	59,690	518,121	None	None	59,690	518,121	577,811	187,401		12/23/98	300
Hillsboro	KS	335,292	622,914	None	None	335,292	622,914	958,206	40,489		05/25/06	300
Phillipsburg	KS	423,725	787,146	None	None	423,725	787,146	1,210,871	51,165		05/25/06	300
Caledonia	MN	89,723	559,300	None	None	89,723	559,300	649,023	202,297		12/23/98	300
Long Prarie	MN	88,892	553,997	None	None	88,892	553,997	642,889	200,377		12/23/98	300
Paynesvile	MN	49,483	525,406	None	None	49,483	525,406	574,889	190,037		12/23/98	300
Spring Valley	MN	69,785	579,238	None	None	69,785	579,238	649,023	209,508		12/23/98	300
Warroad	MN	70,000	580,000	None	None	70,000	580,000	650,000	209,767		12/23/98	300
Willow Springs	MO	416,494	773,718	None	None	416,494	773,718	1,190,212	50,292		05/25/06	300
Mayville	ND	59,333	565,562	None	None	59,333	565,562	624,895	204,576		12/23/98	300
Ainsworth	NE	362,675	673,768	None	None	362,675	673,768	1,036,443	43,795		05/25/06	300
Imperial	NE	388,599	721,914	None	None	388,599	721,914	1,110,513	44,518		06/28/06	300
Bloomfield	NM	59,559	616,252	None	None	59,559	616,252	675,811	222,891		12/23/98	300
Coleman	TX	243,060	451,661	None	None	243,060	451,661	694,721	29,358		05/25/06	300
Colorado City	TX	92,535	505,276	None	None	92,535	505,276	597,811	182,755		12/23/98	300
Devine	TX	212,408	394,735	None	None	212,408	394,735	607,143	25,658		05/25/06	300
Midland	TX	544,075	1,322,431	None	None	544,075	1,322,431	1,866,506	522,247		02/03/98	300
Presidio	TX	407,657	757,362	None	None	407,657	757,362	1,165,019	49,228		05/25/06	300
Winnsboro	TX	79,280	1,299,056	None	None	79,280	1,299,056	1,378,336	58,647	10/19/06	09/07/06	300
Yoakum	TX	390,147	724,821	None	None	390,147	724,821	1,114,968	47,113		05/25/06	300
Provo	UT	125,395	278,507	4,568	4,128	125,395	287,203	412,598	196,825		01/25/90	300

Grocery Stores
Cloverdale	CA	1,505,000	2,795,321	None	None	1,505,000	2,795,321	4,300,321	479,863		09/30/03	300
Fortuna	CA	1,190,000	2,210,308	None	None	1,190,000	2,210,308	3,400,308	379,436		09/30/03	300
Boulder	CO	426,675	1,199,508	None	91,660	426,675	1,291,168	1,717,843	1,018,081		01/05/84	180
Council Bluffs	IA	255,217	117,792	47,188	16,846	255,217	181,826	437,043	60,587		11/26/96	300
Warsaw	IN	2,140,000	4,689,646	None	None	2,140,000	4,689,646	6,829,646	164,126		02/09/07	300
Central Point	OR	840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	267,853		09/30/03	300
Phoenix	OR	840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	267,853		09/30/03	300
Sheboygan	WI	1,513,216	4,427,968	7,220	11,845	1,513,216	4,447,033	5,960,249	1,493,305	06/03/99	08/24/98	300

Health and Fitness
Paradise Valley	AZ	2,608,389	3,418,783	None	None	2,608,389	3,418,783	6,027,172	803,380	06/06/02	06/26/01	300
Diamond Bar	CA	3,038,879	4,338,722	None	None	3,038,879	4,338,722	7,377,601	1,424,027	03/21/00	09/29/98	300
Norco	CA	1,247,243	3,807,569	None	None	1,247,243	3,807,569	5,054,812	1,184,685	12/13/00	06/29/99	300
Casselberry	FL	1,979,598	8,256,394	14,554	287,166	1,979,598	8,558,114	10,537,712	2,422,990	12/30/03	05/31/95	300
Coral Springs	FL	891,496	2,798,204	None	25	891,496	2,798,229	3,689,725	1,029,651	11/03/98	03/30/98	300
Hialeah	FL	2,104,393	3,910,471	None	None	2,104,393	3,910,471	6,014,864	123,816		03/26/07	300
Miami	FL	3,115,101	4,439,526	None	25	3,115,101	4,439,551	7,554,652	1,345,760	05/19/00	06/07/99	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Oakland Park	FL	2,800,000	2,196,480	None	None	2,800,000	2,196,480	4,996,480	476,095	07/06/01	03/27/01	300
Orlando	FL	2,144,778	3,755,905	None	None	2,144,778	3,755,905	5,900,683	622,959	08/07/03	11/26/02	300
Pembroke Pines	FL	1,714,388	4,387,824	None	25	1,714,388	4,387,849	6,102,237	1,244,512	12/11/00	10/01/99	300
Bolinbrook	IL	3,010,512	7,676,347	None	None	3,010,512	7,676,347	10,686,859	45,659	10/26/07	01/24/07	300
Glendale Heights	IL	1,213,770	2,255,063	None	None	1,213,770	2,255,063	3,468,833	71,408		03/26/07	300
Indianapolis	IN	3,008,186	6,341,334	None	None	3,008,186	6,341,334	9,349,520	189,686	03/20/07	08/03/06	300
Southport	IN	2,121,873	5,606,807	None	None	2,121,873	5,606,807	7,728,680	529	12/28/07	06/08/07	300
Nottingham	MD	3,055,453	5,675,230	None	None	3,055,453	5,675,230	8,730,683	179,715		03/26/07	300
Roseville	MN	3,611,925	8,239,246	None	None	3,611,925	8,239,246	11,851,171	806	12/19/07	04/18/07	300
East Brunswick	NJ	1,654,529	3,073,905	None	None	1,654,529	3,073,905	4,728,434	107,586		02/16/07	300
Yonkers	NY	1,488,894	2,765,875	None	None	1,488,894	2,765,875	4,254,769	87,586		03/26/07	300
Beachwood	OH	1,504,354	2,794,299	None	None	1,504,354	2,794,299	4,298,653	97,794		02/16/07	300
Philadelphia	PA	2,254,830	4,188,718	None	None	2,254,830	4,188,718	6,443,548	146,605		02/16/07	300
Cypress	TX	1,417,377	5,696,789	None	None	1,417,377	5,696,789	7,114,166	351,221	05/15/06	09/14/05	300
Dallas	TX	5,293,733	6,555,637	None	None	5,293,733	6,555,637	11,849,370	342,134	08/04/06	11/09/05	300
Fort Worth	TX	1,445,901	5,277,886	None	None	1,445,901	5,277,886	6,723,787	1,598,056	06/02/00	06/30/99	300
Keller	TX	1,478,222	5,679,604	None	None	1,478,222	5,679,604	7,157,826	497,342	09/08/05	12/16/04	300
McKinney	TX	1,805,460	5,972,111	None	None	1,805,460	5,972,111	7,777,571	468,785	12/07/05	04/20/05	300
Plano	TX	3,178,115	5,832,224	None	None	3,178,115	5,832,224	9,010,339	458,001	12/06/05	04/22/05	300

Home Furnishings
Danbury	CT	630,171	3,621,163	41,456	172	630,171	3,662,791	4,292,962	1,512,938		09/30/97	300
Brandon	FL	430,000	1,020,608	None	None	430,000	1,020,608	1,450,608	389,530		06/26/98	300
Deerfield Beach	FL	475,000	871,738	None	48,623	475,000	920,361	1,395,361	329,426		01/29/99	300
Jupiter	FL	1,698,316	3,209,801	None	None	1,698,316	3,209,801	4,908,117	978,946		05/03/00	300
Tampa	FL	685,000	885,624	None	None	685,000	885,624	1,570,624	338,011		06/26/98	300
Tampa	FL	494,763	767,737	71,880	1,870	494,763	841,487	1,336,250	350,867		12/31/98	300
Titusville	FL	176,459	579,793	None	22,652	176,459	602,445	778,904	267,155		11/26/96	300
West Palm Beach	FL	347,651	706,081	69,111	32,441	347,651	807,633	1,155,284	296,348		12/31/98	300
Rome	GA	254,902	486,812	None	136	254,902	486,948	741,850	216,748		11/26/96	300
Davenport	IA	270,000	930,689	None	146	270,000	930,835	1,200,835	355,218		06/26/98	300
Joilet	IL	440,000	910,689	None	None	440,000	910,689	1,350,689	347,577		06/26/98	300
Anderson	IN	180,628	653,162	100,170	16,122	180,628	769,454	950,082	295,176		11/26/96	300
Wichita	KS	430,000	740,725	None	146	430,000	740,871	1,170,871	282,715		06/26/98	300
Alexandria	LA	400,000	810,608	None	None	400,000	810,608	1,210,608	309,380		06/26/98	300
Monroe	LA	450,000	835,608	None	None	450,000	835,608	1,285,608	318,922		06/26/98	300
Shreveport	LA	525,000	725,642	None	None	525,000	725,642	1,250,642	276,951		06/26/98	300
Battle Creek	MI	485,000	895,689	None	None	485,000	895,689	1,380,689	341,852		06/26/98	300
Eden Prairie	MN	500,502	1,055,244	None	None	500,502	1,055,244	1,555,746	374,575		03/01/99	300
Hattiesburg	MS	300,000	660,608	None	None	300,000	660,608	960,608	252,130		06/26/98	300
Hattiesburg	MS	198,659	457,379	None	2,682	198,659	460,061	658,720	206,150		11/26/96	300
Ridgeland	MS	281,867	769,890	None	211	281,867	770,101	1,051,968	324,586		06/27/97	300
Omaha	NE	1,956,296	3,949,402	None	None	1,956,296	3,949,402	5,905,698	1,691,435		04/04/97	300
Henderson	NV	1,268,655	3,109,995	None	None	1,268,655	3,109,995	4,378,650	1,280,075		09/26/97	300
Staten Island	NY	3,190,883	2,569,802	None	862	3,190,883	2,570,664	5,761,547	1,007,140		03/26/98	300
Lancaster	OH	250,000	830,689	None	None	250,000	830,689	1,080,689	317,044		06/26/98	300
Altoona	PA	455,000	745,694	None	None	455,000	745,694	1,200,694	284,604		06/26/98	300
Erie	PA	510,000	900,689	None	None	510,000	900,689	1,410,689	343,761		06/26/98	300
Muncy	PA	315,000	835,648	None	None	315,000	835,648	1,150,648	318,937		06/26/98	300
Whitehall	PA	515,525	1,146,868	None	457	515,525	1,147,325	1,662,850	437,777		06/30/98	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Columbia	SC	600,000	900,725	None	205	600,000	900,930	1,500,930	343,795		06/26/98	300
Jackson	TN	380,000	750,608	None	None	380,000	750,608	1,130,608	286,480		06/26/98	300
Memphis	TN	804,262	1,432,520	None	648	804,262	1,433,168	2,237,430	604,382		06/30/97	300
Abilene	TX	400,000	680,616	None	None	400,000	680,616	1,080,616	259,766		06/26/98	300
Arlington	TX	475,069	1,374,167	None	2,861	475,069	1,377,028	1,852,097	593,363		03/26/97	300
Cedar Park	TX	253,591	827,237	None	2,929	253,591	830,166	1,083,757	357,321		03/26/97	300
Houston	TX	867,767	687,042	None	2,044	867,767	689,086	1,556,853	296,631		03/07/97	300
Plainview	TX	125,000	734,558	40,000	21,682	125,000	796,240	921,240	423,784		01/24/84	180
San Antonio	TX	323,451	637,991	47,914	34,151	323,451	720,056	1,043,507	302,290		12/31/98	300
Spring	TX	1,794,872	1,810,069	None	None	1,794,872	1,810,069	3,604,941	744,960		09/29/97	300
Webster	TX	283,604	538,002	2,470	144	283,604	540,616	824,220	227,908		06/13/97	300
Lacey	WA	171,150	380,125	21,071	117	171,150	401,313	572,463	305,349		08/13/87	300
Eau Claire	WI	260,000	820,689	None	146	260,000	820,835	1,080,835	313,235		06/26/98	300
La Crosse	WI	372,883	877,812	None	146	372,883	877,958	1,250,841	335,037		06/26/98	300

Home Improvements
Lawndale	CA	667,007	1,238,841	None	None	667,007	1,238,841	1,905,848	448,046		12/31/98	300
Los Angeles	CA	902,494	1,676,204	None	None	902,494	1,676,204	2,578,698	606,225		12/31/98	300
Los Angeles	CA	163,668	304,097	None	78	163,668	304,175	467,843	109,990		12/31/98	300
Van Nuys	CA	750,293	1,393,545	None	None	750,293	1,393,545	2,143,838	503,996		12/31/98	300
West Covina	CA	311,040	577,733	None	None	311,040	577,733	888,773	208,946		12/31/98	300
Orange Park	FL	478,314	618,348	None	280	478,314	618,628	1,096,942	223,903		12/31/98	300
Pensacola	FL	419,842	1,899,287	58,581	34,745	419,842	1,992,613	2,412,455	880,272		11/26/96	300
Des Moines	IA	225,771	682,604	None	None	225,771	682,604	908,375	244,592		01/29/99	300
Broadview	IL	345,166	641,739	None	None	345,166	641,739	986,905	232,106		12/31/98	300
Springfield	IL	219,859	630,595	15,058	32,081	219,859	677,734	897,593	291,320		11/26/96	300
Lenexa	KS	1,051,077	1,952,233	None	None	1,051,077	1,952,233	3,003,310	152,925		01/06/06	300
Baltimore	MD	171,320	318,882	None	None	171,320	318,882	490,202	115,340		12/31/98	300
Blue Springs	MO	870,071	1,616,080	None	None	870,071	1,616,080	2,486,151	126,593		01/06/06	300
Chillicothe	MO	804,948	1,495,138	None	None	804,948	1,495,138	2,300,086	117,119		01/06/06	300
Columbia	MO	2,039,436	3,787,757	None	None	2,039,436	3,787,757	5,827,193	296,708		01/06/06	300
Columbia,	MO	1,080,521	2,006,915	None	None	1,080,521	2,006,915	3,087,436	157,208		01/06/06	300
Fulton	MO	791,603	1,470,353	None	None	791,603	1,470,353	2,261,956	115,178		01/06/06	300
Jefferson City	MO	1,481,299	2,751,217	None	None	1,481,299	2,751,217	4,232,516	215,512		01/06/06	300
Kirksville	MO	1,421,788	2,640,696	None	None	1,421,788	2,640,696	4,062,484	206,855		01/06/06	300
Macon	MO	493,394	916,537	None	None	493,394	916,537	1,409,931	71,795		01/06/06	300
Moberly	MO	1,293,387	2,402,283	None	None	1,293,387	2,402,283	3,695,670	188,178		01/06/06	300
Omaha	NE	1,515,773	2,816,678	None	None	1,515,773	2,816,678	4,332,451	220,641		01/06/06	300
Rochester	NY	158,168	294,456	None	None	158,168	294,456	452,624	106,506		12/31/98	300
Carrollton	TX	201,569	374,342	None	None	201,569	374,342	575,911	60,519		12/05/03	300
Mesquite	TX	1,049,287	1,949,085	134,528	75,903	1,049,287	2,159,516	3,208,803	533,985		03/28/02	300
Midland	TX	1,590,052	2,953,473	None	None	1,590,052	2,953,473	4,543,525	231,355		01/06/06	300
Odessa	TX	1,346,834	2,501,783	None	None	1,346,834	2,501,783	3,848,617	195,973		01/06/06	300
Pasadena	TX	147,535	274,521	None	None	147,535	274,521	422,056	99,287		12/31/98	300
Plano	TX	363,851	676,249	None	None	363,851	676,249	1,040,100	244,579		12/31/98	300
San Antonio	TX	367,890	683,750	None	None	367,890	683,750	1,051,640	247,292		12/31/98	300
Chesapeake	VA	144,014	649,869	None	11,754	144,014	661,623	805,637	572,602		12/22/86	300
Spokane	WA	66,150	146,921	None	242	66,150	147,163	213,313	116,132		11/18/87	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Motor Vehicle Dealerships
Robertsdale	AL	3,026,015	6,117,490	None	None	3,026,015	6,117,490	9,143,505	247,561	12/11/06	04/07/06	300
Golden	CO	4,004,339	1,602,070	None	None	4,004,339	1,602,070	5,606,409	216,279		08/25/04	300
Longmont	CO	2,502,092	6,906,609	None	None	2,502,092	6,906,609	9,408,701	932,392		08/25/04	300
Gulf Breeze	FL	3,518,413	905,480	None	None	3,518,413	905,480	4,423,893	61,874		04/07/06	300
Pooler	GA	1,339,957	1,831,350	None	None	1,339,957	1,831,350	3,171,307	124,806		03/01/06	300
Snellville	GA	1,137,266	3,221,767	None	None	1,137,266	3,221,767	4,359,033	262,128		10/25/05	300
Woodstock	GA	2,509,102	2,509,993	None	None	2,509,102	2,509,993	5,019,095	221,716		10/25/05	300
Island Lake	IL	2,107,134	6,278,642	None	None	2,107,134	6,278,642	8,385,776	663,242		12/31/04	300
Colfax	NC	1,125,979	2,196,033	None	None	1,125,979	2,196,033	3,322,012	264,769		12/31/04	300
Statesville	NC	2,353,825	4,159,653	None	None	2,353,825	4,159,653	6,513,478	477,841		05/13/04	300
Chichester	NH	578,314	4,546,307	None	None	578,314	4,546,307	5,124,621	536,169		10/01/04	300
Churchville	NY	1,000,000	5,755,166	None	None	1,000,000	5,755,166	6,755,166	360,676	06/06/06	03/23/06	300
Green	OH	715,953	554,589	None	None	715,953	554,589	1,270,542	51,270	02/13/06	01/19/05	300
Hillsboro	OR	1,611,084	1,936,755	None	None	1,611,084	1,936,755	3,547,839	100,066		09/01/06	300
Woods Village	OR	3,822,277	5,644,214	None	None	3,822,277	5,644,214	9,466,491	229,805		09/01/06	300
Connellsville	PA	264,670	587,843	None	1,523	264,670	589,366	854,036	471,364		08/17/87	300
Columbia	SC	1,145,120	2,718,011	None	None	1,145,120	2,718,011	3,863,131	23,241		03/03/05	300
Myrtle Beach	SC	4,099,824	2,081,652	-1,800,804	None	4,099,824	280,848	4,380,672	232,379	07/28/00	03/03/05	300
Spartanburg	SC	1,234,815	3,111,921	-428,405	None	1,234,815	2,683,516	3,918,331	346,267		03/03/05	300
Katy	TX	1,347,454	8,564,135	None	None	1,347,454	8,564,135	9,911,589	734,992	10/28/05	01/25/05	300

Office Supplies
Lakewood	CA	1,398,387	3,098,607	None	None	1,398,387	3,098,607	4,496,994	1,358,147		01/29/97	300
Riverside	CA	1,410,177	1,659,850	None	None	1,410,177	1,659,850	3,070,027	683,239		09/17/97	300
Casselberry	FL	0	1,277,112	None	None	-	1,277,112	1,277,112	108,547		01/25/05	300
Hutchinson	KS	269,964	1,704,013	None	None	269,964	1,704,013	1,973,977	718,446		06/25/97	300
Salina	KS	240,423	1,829,837	22,720	None	240,423	1,852,557	2,092,980	773,594		06/25/97	300
Sikeston	MO	409,114	2,005,416	None	None	409,114	2,005,416	2,414,530	477,945		01/24/02	300
Helena	MT	564,241	1,503,118	14,233	None	564,241	1,517,351	2,081,592	635,203		06/09/97	300
Asheboro	NC	465,557	2,176,416	21,418	None	465,557	2,197,834	2,663,391	864,415		03/27/98	300
Westbury	NY	3,808,076	2,377,932	None	None	3,808,076	2,377,932	6,186,008	978,667		09/29/97	300
New Philiadelphia	OH	726,636	1,650,672	7,960	None	726,636	1,658,632	2,385,268	703,240		05/30/97	300

Pet Supplies and Services
Tampa	FL	347,794	905,248	46,000	14,357	347,794	965,605	1,313,399	348,425		12/31/98	300
Duluth	GA	361,058	1,591,629	None	None	361,058	1,591,629	1,952,687	511,092	01/27/99	09/29/98	300
Marietta	GA	495,412	1,526,370	None	None	495,412	1,526,370	2,021,782	473,482	05/28/99	09/29/98	300
Indianapolis	IN	427,000	1,296,901	None	None	427,000	1,296,901	1,723,901	396,362	03/10/00	01/19/99	300
Sudbury	MA	543,038	2,477,213	None	None	543,038	2,477,213	3,020,251	738,103	11/12/99	09/30/98	300
Tyngsborough	MA	312,204	1,222,522	None	None	312,204	1,222,522	1,534,726	466,589		06/12/98	300
Matthews	NC	610,177	1,394,743	None	None	610,177	1,394,743	2,004,920	527,678		07/17/98	300
North Plainfield	NJ	985,430	1,590,447	None	17	985,430	1,590,464	2,575,894	523,114		09/24/98	300
Albuquerque	NM	684,036	874,914	300,000	42,875	684,036	1,217,789	1,901,825	426,516		12/31/98	300
Dickson City	PA	659,790	1,880,722	2,496	None	659,790	1,883,218	2,543,008	793,146		06/20/97	300
Clarksville	TN	290,775	395,870	None	109	290,775	395,979	686,754	176,260		11/26/96	300

Private Education
Coconut Creek	FL	310,111	1,243,682	None	None	310,111	1,243,682	1,553,793	416,920	08/02/99	12/01/98	300
Las Vegas	NV	1,080,444	3,346,772	None	None	1,080,444	3,346,772	4,427,216	1,310,723		03/04/98	300
Missouri City	TX	221,025	437,593	2,202	21,608	221,025	461,403	682,428	298,908		12/13/90	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Sugar Land	TX	1,600,000	6,300,995	None	None	1,600,000	6,300,995	7,900,995	388,558		06/28/06	300
Chantilly	VA	688,917	3,208,607	None	None	688,917	3,208,607	3,897,524	1,038,603	05/07/99	09/30/98	300
Kingstowne	VA	300,000	1,191,396	None	None	300,000	1,191,396	1,491,396	359,706	08/22/00	11/08/99	300

Restaurants
Alabaster	AL	335,197	622,697	None	None	335,197	622,697	957,894	32,173		09/14/06	300
Andalusia	AL	252,403	468,949	None	None	252,403	468,949	721,352	24,229		09/14/06	300
Atmore	AL	272,044	505,636	None	None	272,044	505,636	777,680	128,932		08/31/01	300
Attalla	AL	148,993	276,890	None	None	148,993	276,890	425,883	14,306		09/14/06	300
Bessemer	AL	172,438	320,429	None	None	172,438	320,429	492,867	16,556		09/14/06	300
Boaz	AL	829,001	1,541,245	None	None	829,001	1,541,245	2,370,246	69,355		11/01/06	300
Brent	AL	134,432	249,846	None	None	134,432	249,846	384,278	12,909		09/14/06	300
Clanton	AL	230,036	427,391	None	None	230,036	427,391	657,427	108,982		08/31/01	300
Demopolis	AL	251,349	466,972	None	None	251,349	466,972	718,321	119,076		08/31/01	300
Enterprise	AL	840,946	1,563,474	None	None	840,946	1,563,474	2,404,420	70,355		11/01/06	300
Evergreen	AL	148,982	276,881	None	None	148,982	276,881	425,863	14,306		09/14/06	300
Fort Payne	AL	303,056	563,001	None	None	303,056	563,001	866,057	143,563		08/31/01	300
Fort Payne	AL	814,113	1,513,596	None	None	814,113	1,513,596	2,327,709	68,111		11/01/06	300
Gadsden	AL	242,194	449,977	None	None	242,194	449,977	692,171	23,249		09/14/06	300
Gadsden	AL	851,124	1,582,332	None	None	851,124	1,582,332	2,433,456	71,204		11/01/06	300
Gardendale	AL	398,669	740,568	None	None	398,669	740,568	1,139,237	188,842		08/31/01	300
Greenville	AL	226,108	420,117	None	None	226,108	420,117	646,225	21,706		09/14/06	300
Haleyville	AL	262,500	488,059	None	None	262,500	488,059	750,559	813		12/21/07	300
Hamilton	AL	214,198	397,991	None	None	214,198	397,991	612,189	20,563		09/14/06	300
Hoover	AL	251,434	467,185	None	None	251,434	467,185	718,619	119,129		08/31/01	300
Hueytown	AL	281,422	522,828	None	None	281,422	522,828	804,250	27,013		09/14/06	300
Huntsville	AL	826,840	1,537,233	None	None	826,840	1,537,233	2,364,073	69,174		11/01/06	300
Huntsville	AL	811,599	1,508,927	None	None	811,599	1,508,927	2,320,526	67,900		11/01/06	300
Leeds	AL	171,145	318,028	None	None	171,145	318,028	489,173	16,431		09/14/06	300
Mobile	AL	286,333	531,950	None	None	286,333	531,950	818,283	27,484		09/14/06	300
Montgomery	AL	143,693	267,060	None	None	143,693	267,060	410,753	13,798		09/14/06	300
Montgomery	AL	145,206	269,870	None	None	145,206	269,870	415,076	13,943		09/14/06	300
Montgomery	AL	380,468	706,777	None	None	380,468	706,777	1,087,245	34,161		10/12/06	300
Opp	AL	160,778	298,782	None	None	160,778	298,782	459,560	14,441		10/12/06	300
Prattville	AL	254,278	472,432	None	None	254,278	472,432	726,710	24,409		09/14/06	300
Sylacauga	AL	801,413	1,490,012	None	None	801,413	1,490,012	2,291,425	67,049		11/01/06	300
Trussville	AL	256,485	476,510	None	None	256,485	476,510	732,995	23,031		10/12/06	300
Warrior	AL	159,109	295,676	None	None	159,109	295,676	454,785	15,277		09/14/06	300
Arkadelphia	AR	248,868	462,744	None	None	248,868	462,744	711,612	22,366		10/12/06	300
Bentonville	AR	377,086	700,582	None	None	377,086	700,582	1,077,668	178,645		08/31/01	300
Conway	AR	941,465	1,750,100	None	None	941,465	1,750,100	2,691,565	78,753		11/01/06	300
El Dorado	AR	907,534	1,687,608	None	None	907,534	1,687,608	2,595,142	75,941		11/01/06	300
Hope	AR	288,643	536,715	None	None	288,643	536,715	825,358	136,853		08/31/01	300
Jacksonville	AR	267,376	497,124	None	None	267,376	497,124	764,500	25,685		09/14/06	300
Jonesboro	AR	173,984	323,371	None	None	173,984	323,371	497,355	1,617		11/16/07	300
Little Rock	AR	317,000	589,377	None	None	317,000	589,377	906,377	150,282		08/31/01	300
Little Rock	AR	216,570	402,459	None	None	216,570	402,459	619,029	2,012		11/16/07	300
Malvern	AR	219,703	408,588	None	None	219,703	408,588	628,291	21,110		09/14/06	300
North Little Rock	AR	376,320	699,138	None	None	376,320	699,138	1,075,458	3,496		11/16/07	300
Pocahontas	AR	241,128	447,988	None	None	241,128	447,988	689,116	21,653		10/12/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Russellville	AR	864,497	1,607,158	None	None	864,497	1,607,158	2,471,655	72,321		11/01/06	300
Siloam Springs	AR	190,000	352,808	None	None	190,000	352,808	542,808	142,877		11/20/97	300
Glendale	AZ	1,511,430	3,264,231	None	None	1,511,430	3,264,231	4,775,661	138,882	11/06/06	05/16/06	300
Glendale	AZ	740,707	1,376,143	None	None	740,707	1,376,143	2,116,850	20,640		08/28/07	300
Glendale	AZ	624,761	895,976	None	100	624,761	896,076	1,520,837	422,699		03/06/96	300
Goodyear	AZ	794,360	1,274,425	None	None	794,360	1,274,425	2,068,785	64,911	01/13/06	04/08/05	300
Phoenix	AZ	704,014	1,307,998	None	None	704,014	1,307,998	2,012,012	19,618		08/28/07	300
Phoenix	AZ	766,680	1,424,378	None	None	766,680	1,424,378	2,191,058	21,364		08/28/07	300
Phoenix	AZ	813,750	1,511,928	None	None	813,750	1,511,928	2,325,678	22,677		08/28/07	300
Surprise	AZ	681,288	1,008,310	None	None	681,288	1,008,310	1,689,598	114,722	09/29/04	04/16/04	300
Tempe	AZ	525,463	976,404	None	None	525,463	976,404	1,501,867	14,644		08/28/07	300
Tucson	AZ	463,231	860,982	None	None	463,231	860,982	1,324,213	12,912		08/28/07	300
Tucson	AZ	496,194	922,053	None	None	496,194	922,053	1,418,247	13,829		08/28/07	300
Tucson	AZ	107,393	500,154	None	308	107,393	500,462	607,855	454,374		01/17/86	300
Yuma	AZ	236,121	541,651	None	None	236,121	541,651	777,772	208,532		05/28/98	300
Barstow	CA	689,842	690,204	None	None	689,842	690,204	1,380,046	256,528		09/24/98	300
Fresno	CA	561,502	1,043,688	None	None	561,502	1,043,688	1,605,190	15,651		08/28/07	300
Livermore	CA	662,161	823,242	None	None	662,161	823,242	1,485,403	305,975		09/23/98	300
Northridge	CA	0	0	None	102	-	102	102	61		04/01/70
Rancho Cucamonga	CA	95,192	441,334	None	129	95,192	441,463	536,655	398,865		12/20/85	300
Riverside	CA	90,000	170,394	135,301	55	90,000	305,750	395,750	200,533		12/09/76	300
Sacramento	CA	386,793	417,290	None	127	386,793	417,417	804,210	157,898		07/31/98	300
San Dimas	CA	240,562	445,521	46,026	None	240,562	491,547	732,109	456,260		03/12/81	180
San Ramon	CA	406,000	1,126,930	None	None	406,000	1,126,930	1,532,930	1,126,930		12/08/83	180
Aurora	CO	288,558	537,263	None	None	288,558	537,263	825,821	8,057		08/28/07	300
Colorado Springs	CO	152,000	704,736	None	262	152,000	704,998	856,998	617,277		09/30/86	300
Denver	CO	540,250	1,132,450	None	None	540,250	1,132,450	1,672,700	135,329	08/09/04	03/29/04	300
Lakewood	CO	1,606,511	5,865	None	None	1,606,511	5,865	1,612,376	793	07/26/06	12/31/02	300
Littleton	CO	700,000	1,301,370	None	None	700,000	1,301,370	2,001,370	19,519		08/28/07	300
Parker	CO	778,054	1,148,443	None	None	778,054	1,148,443	1,926,497	114,242	06/10/05	02/23/05	300
Westminster	CO	261,466	487,102	None	None	261,466	487,102	748,568	7,304		08/28/07	300
Cromwell	CT	531,861	989,059	None	None	531,861	989,059	1,520,920	1,648		12/19/07	300
Danbury	CT	548,459	284,639	None	None	548,459	284,639	833,098	68,786		12/19/01	300
East Windsor	CT	0	1,234,705	None	None	-	1,234,705	1,234,705	18,509		08/30/07	300
Glastonbury	CT	452,291	293,214	None	None	452,291	293,214	745,505	70,859		12/19/01	300
Manchester	CT	458,386	458,639	None	None	458,386	458,639	917,025	110,836		12/19/01	300
Manchester	CT	0	1,353,298	None	None	-	1,353,298	1,353,298	20,288		08/30/07	300
Meriden	CT	369,482	687,116	None	None	369,482	687,116	1,056,598	10,305		08/28/07	300
New Milford	CT	0	704,698	None	None	-	704,698	704,698	10,559		08/30/07	300
Norwich	CT	644,000	1,198,504	None	None	644,000	1,198,504	1,842,504	17,966		08/30/07	300
Plainville	CT	0	1,452,504	None	None	-	1,452,504	1,452,504	21,776		08/30/07	300
Torrington	CT	504,167	938,814	None	None	504,167	938,814	1,442,981	14,070		08/30/07	300
Unionville	CT	167,740	316,672	None	None	167,740	316,672	484,412	76,528		12/19/01	300
Waterbury	CT	521,021	705,163	None	None	521,021	705,163	1,226,184	170,413		12/19/01	300
West Haven	CT	540,663	1,006,592	None	None	540,663	1,006,592	1,547,255	15,088		08/30/07	300
Windsor Locks	CT	844,967	1,571,728	None	None	844,967	1,571,728	2,416,695	23,564		08/30/07	300
Newark	DE	647,500	1,203,300	None	None	647,500	1,203,300	1,850,800	18,048		08/28/07	300
Casselberry	FL	403,900	897,075	None	134	403,900	897,209	1,301,109	632,379		12/29/89	300
Chipley	FL	270,439	502,655	None	None	270,439	502,655	773,094	128,172		08/31/01	300
Clearwater	FL	484,090	899,658	None	None	484,090	899,658	1,383,748	13,493		08/28/07	300
Cutler Bay	FL	962,500	1,788,329	None	None	962,500	1,788,329	2,750,829	26,822		08/28/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

DeFuniak	FL	269,554	501,010	None	None	269,554	501,010	770,564	127,752		08/31/01	300
Jacksonville	FL	150,210	693,445	None	None	150,210	693,445	843,655	633,380		09/13/85	300
Jacksonville	FL	143,299	664,373	None	None	143,299	664,373	807,672	600,831		12/13/85	300
Jacksonville	FL	1,451,180	658,461	None	None	1,451,180	658,461	2,109,641	33,453	08/04/06	05/09/06	300
Lake Mary	FL	774,043	1,438,141	None	None	774,043	1,438,141	2,212,184	21,570		08/28/07	300
Lutz	FL	770,136	1,190,937	None	None	770,136	1,190,937	1,961,073	90,009	10/21/05	03/24/05	300
Margate	FL	688,583	1,279,430	None	None	688,583	1,279,430	1,968,013	19,190		08/28/07	300
Melbourne	FL	0	789,654	500	None	-	790,154	790,154	13,775		08/30/07	300
Miami	FL	962,500	1,788,139	None	None	962,500	1,788,139	2,750,639	26,820		08/28/07	300
Miami Beach	FL	786,510	1,461,294	None	None	786,510	1,461,294	2,247,804	21,918		08/28/07	300
New Port Ritchey	FL	929,402	1,459,392	None	None	929,402	1,459,392	2,388,794	59,721	11/13/06	08/01/06	300
North Miami Bch.	FL	505,870	940,302	None	None	505,870	940,302	1,446,172	14,102		08/28/07	300
Orlando	FL	600,000	949,489	None	None	600,000	949,489	1,549,489	327,795	05/27/99	12/18/98	300
Orlando	FL	1,135,310	1,306,940	None	None	1,135,310	1,306,940	2,442,250	41,873	01/10/07	06/30/06	300
Orlando	FL	735,000	1,367,654	None	None	735,000	1,367,654	2,102,654	20,503		08/30/07	300
Orlando	FL	0	790,154	None	None	-	790,154	790,154	11,841		08/30/07	300
Orlando	FL	230,000	1,066,339	None	461	230,000	1,066,800	1,296,800	967,034		11/18/85	300
Orlando	FL	209,800	972,679	None	463	209,800	973,142	1,182,942	855,901		08/15/86	300
Oviedo	FL	204,200	911,338	None	None	204,200	911,338	1,115,538	284,188	03/27/00	08/24/99	300
Oviedo	FL	456,108	847,515	None	None	456,108	847,515	1,303,623	72,039		11/21/05	300
Oviedo	FL	465,993	866,048	None	None	465,993	866,048	1,332,041	12,989		08/28/07	300
Palm Bay	FL	330,000	556,668	None	None	330,000	556,668	886,668	195,883	02/17/99	12/29/98	300
Panama City	FL	202,047	375,424	None	None	202,047	375,424	577,471	18,146		10/12/06	300
Pembroke Pines	FL	741,074	1,376,913	None	None	741,074	1,376,913	2,117,987	20,652		08/28/07	300
St. Petersburg	FL	379,455	705,487	None	None	379,455	705,487	1,084,942	10,580		08/28/07	300
Tallahassee	FL	385,000	715,559	None	None	385,000	715,559	1,100,559	1,193		12/25/07	300
Tallahassee	FL	175,000	325,559	None	None	175,000	325,559	500,559	543		12/25/07	300
Tampa	FL	962,500	1,788,133	None	None	962,500	1,788,133	2,750,633	26,820		08/28/07	300
Tampa	FL	700,000	1,300,785	None	None	700,000	1,300,785	2,000,785	19,509		08/28/07	300
Tampa	FL	545,211	1,013,321	None	None	545,211	1,013,321	1,558,532	15,198		08/28/07	300
Albany	GA	326,690	607,247	None	None	326,690	607,247	933,937	49,591		12/22/05	300
Americus	GA	709,624	1,319,578	None	None	709,624	1,319,578	2,029,202	59,380		11/01/06	300
Augusta	GA	827,895	1,539,237	None	None	827,895	1,539,237	2,367,132	69,264		11/01/06	300
Cairo	GA	210,000	390,559	None	None	210,000	390,559	600,559	651		12/25/07	300
Duluth	GA	536,205	996,521	None	None	536,205	996,521	1,532,726	14,946		08/28/07	300
Gainesville	GA	952,660	1,770,931	None	None	952,660	1,770,931	2,723,591	79,691		11/01/06	300
Garden City	GA	197,225	438,043	32,125	11,203	197,225	481,371	678,596	330,676		04/20/89	300
Hinesville	GA	172,611	383,376	None	3,845	172,611	387,221	559,832	302,007		12/22/87	300
Lagrange	GA	853,599	1,586,959	None	None	853,599	1,586,959	2,440,558	71,412		11/01/06	300
Lilburn	GA	237,822	442,387	None	None	237,822	442,387	680,209	6,634		08/28/07	300
Lithonia	GA	89,220	413,647	None	1,243	89,220	414,890	504,110	390,265		01/04/85	300
Marietta	GA	423,132	786,530	None	None	423,132	786,530	1,209,662	11,796		08/28/07	300
Norcross	GA	827,707	1,538,875	None	None	827,707	1,538,875	2,366,582	69,248		11/01/06	300
Roswell	GA	310,767	578,047	None	None	310,767	578,047	888,814	8,668		08/28/07	300
Savannah	GA	719,188	1,337,352	None	None	719,188	1,337,352	2,056,540	60,180		11/01/06	300
Snellville	GA	710,600	1,321,389	None	None	710,600	1,321,389	2,031,989	59,461		11/01/06	300
Statesboro	GA	926,462	1,722,290	None	None	926,462	1,722,290	2,648,752	77,502		11/01/06	300
Statesboro	GA	201,250	446,983	None	3,503	201,250	450,486	651,736	318,039		11/14/89	300
Stone Mountain	GA	215,940	1,001,188	51,876	1,889	215,940	1,054,953	1,270,893	924,113		10/30/86	300
Thomasville	GA	300,211	558,074	None	None	300,211	558,074	858,285	45,576		12/22/05	300
Thomasville	GA	894,504	1,662,939	None	None	894,504	1,662,939	2,557,443	74,831		11/01/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Valdosta	GA	901,658	1,676,225	None	None	901,658	1,676,225	2,577,883	75,429		11/01/06	300
Warner Robins	GA	896,841	1,667,267	None	None	896,841	1,667,267	2,564,108	75,026		11/01/06	300
Washington	GA	292,628	543,862	None	None	292,628	543,862	836,490	138,679		08/31/01	300
Waycross	GA	223,475	415,563	None	None	223,475	415,563	639,038	33,937		12/22/05	300
Waycross	GA	956,765	1,778,566	None	None	956,765	1,778,566	2,735,331	80,034		11/01/06	300
Altoona	IA	654,179	1,285,639	None	None	654,179	1,285,639	1,939,818	123,793	06/11/05	12/30/04	300
Ankeny	IA	100,000	349,218	25,075	555	100,000	374,848	474,848	361,008		07/28/83	180
Burlington	IA	653,057	1,214,571	None	None	653,057	1,214,571	1,867,628	54,654		11/01/06	300
Cedar Falls	IA	208,411	387,971	None	None	208,411	387,971	596,382	31,683		12/22/05	300
Cedar Falls	IA	187,250	347,824	None	None	187,250	347,824	535,074	580		12/21/07	300
Cedar Rapids	IA	125,076	233,206	None	None	125,076	233,206	358,282	19,044		12/22/05	300
Cedar Rapids	IA	822,331	1,528,939	None	None	822,331	1,528,939	2,351,270	68,801		11/01/06	300
Clive	IA	840,697	1,563,046	None	None	840,697	1,563,046	2,403,743	70,336		11/01/06	300
Fort Dodge	IA	388,815	722,573	None	None	388,815	722,573	1,111,388	37,333		09/14/06	300
Oelwein	IA	84,244	157,375	None	None	84,244	157,375	241,619	12,851		12/22/05	300
Urbandale	IA	395,896	735,724	None	None	395,896	735,724	1,131,620	38,012		09/14/06	300
Waterloo	IA	263,555	490,374	None	None	263,555	490,374	753,929	36,778		02/28/06	300
Boise	ID	190,894	423,981	None	378	190,894	424,359	615,253	326,817		05/17/88	300
Boise	ID	161,352	334,041	None	378	161,352	334,419	495,771	252,026		10/07/88	300
Nampa	ID	74,156	343,820	None	378	74,156	344,198	418,354	297,969		12/31/86	300
Rexburg	ID	90,760	420,787	None	11,524	90,760	432,311	523,071	384,431		11/25/85	300
Alton	IL	225,785	419,315	None	747	225,785	420,062	645,847	316,724		10/18/88	300
Buffalo Grove	IL	306,250	569,693	None	None	306,250	569,693	875,943	8,543		08/28/07	300
Centralia	IL	225,966	420,573	None	None	225,966	420,573	646,539	34,346		12/22/05	300
Champaign	IL	805,888	1,498,402	None	None	805,888	1,498,402	2,304,290	67,427		11/01/06	300
Countryside	IL	301,000	559,747	None	None	301,000	559,747	860,747	8,394		08/28/07	300
Effingham	IL	783,528	1,456,874	None	None	783,528	1,456,874	2,240,402	65,558		11/01/06	300
Elgin	IL	700,000	1,300,943	None	None	700,000	1,300,943	2,000,943	19,512		08/28/07	300
Fairview Heights	IL	660,652	1,227,321	None	None	660,652	1,227,321	1,887,973	104,322		11/21/05	300
Gurnee	IL	735,000	1,365,747	None	None	735,000	1,365,747	2,100,747	20,484		08/28/07	300
Joliet	IL	280,903	522,424	None	None	280,903	522,424	803,327	7,835		08/28/07	300
Lincoln	IL	206,532	383,970	None	None	206,532	383,970	590,502	97,907		08/31/01	300
Marion	IL	831,323	1,545,566	None	None	831,323	1,545,566	2,376,889	69,549		11/01/06	300
Moline	IL	781,044	1,452,262	None	None	781,044	1,452,262	2,233,306	65,351		11/01/06	300
Mt Vernon	IL	883,110	1,641,741	None	None	883,110	1,641,741	2,524,851	73,877		11/01/06	300
Oswego	IL	953,394	1,208,677	None	None	953,394	1,208,677	2,162,071	96,195	06/15/05	06/24/05	300
Peoria	IL	662,460	1,060,577	None	None	662,460	1,060,577	1,723,037	124,458	10/13/04	06/15/04	300
Rock Island	IL	138,463	258,066	None	None	138,463	258,066	396,529	21,074		12/22/05	300
Springfield	IL	846,830	1,574,436	None	None	846,830	1,574,436	2,421,266	70,848		11/01/06	300
Swansea	IL	890,625	1,655,705	None	None	890,625	1,655,705	2,546,330	74,505		11/01/06	300
Waukegan	IL	496,908	923,576	None	None	496,908	923,576	1,420,484	13,852		08/28/07	300
Waukegan	IL	1,330,000	2,470,792	None	None	1,330,000	2,470,792	3,800,792	4,118		12/21/07	300
Westmont	IL	475,300	883,447	None	None	475,300	883,447	1,358,747	13,250		08/28/07	300
Anderson	IN	831,077	1,545,131	None	None	831,077	1,545,131	2,376,208	69,530		11/01/06	300
Elkhart	IN	496,306	922,168	None	None	496,306	922,168	1,418,474	78,384		11/21/05	300
Elkhart	IN	835,890	1,554,487	None	None	835,890	1,554,487	2,390,377	69,936		11/01/06	300
Evansville	IN	136,738	254,864	None	None	136,738	254,864	391,602	20,813		12/22/05	300
Indianapolis	IN	437,500	813,225	None	None	437,500	813,225	1,250,725	12,197		08/28/07	300
Jasper	IN	129,919	242,199	None	None	129,919	242,199	372,118	19,779		12/22/05	300
Kokomo	IN	417,330	775,555	None	None	417,330	775,555	1,192,885	55,581		03/28/06	300
Marion	IN	426,384	792,314	None	None	426,384	792,314	1,218,698	64,706		12/13/05	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Marion	IN	685,194	1,274,206	None	None	685,194	1,274,206	1,959,400	57,338		11/01/06	300
Michigan City	IN	840,998	1,563,545	None	None	840,998	1,563,545	2,404,543	70,358		11/01/06	300
Muncie	IN	644,177	1,196,786	None	None	644,177	1,196,786	1,840,963	101,727		11/21/05	300
Muncie	IN	67,156	149,157	8,000	158	67,156	157,315	224,471	116,215		03/30/88	300
Muncie	IN	136,400	632,380	8,000	13,335	136,400	653,715	790,115	578,892		03/18/86	300
Munster	IN	560,000	1,040,943	None	None	560,000	1,040,943	1,600,943	15,612		08/28/07	300
New Castle	IN	246,192	320,572	3,684	163	246,192	324,419	570,611	259,039		01/07/87	300
Newburgh	IN	161,193	300,280	None	None	161,193	300,280	461,473	24,522		12/22/05	300
South Bend	IN	133,200	617,545	None	19,347	133,200	636,892	770,092	569,697		04/28/86	300
Terre Haute	IN	767,189	1,426,532	None	None	767,189	1,426,532	2,193,721	64,193		11/01/06	300
Valparaiso	IN	365,612	679,507	None	None	365,612	679,507	1,045,119	53,228		01/11/06	300
Washington	IN	155,856	290,368	None	None	155,856	290,368	446,224	23,712		12/22/05	300
Westfield	IN	213,341	477,300	None	None	213,341	477,300	690,641	337,135		12/21/89	300
Chanute	KS	330,852	615,008	None	None	330,852	615,008	945,860	31,775		09/14/06	300
Derby	KS	96,060	445,359	None	None	96,060	445,359	541,419	405,114		10/29/85	300
El Dorado	KS	87,400	405,206	None	7,558	87,400	412,764	500,164	365,032		04/10/86	300
Fort Scott	KS	269,301	500,698	None	None	269,301	500,698	769,999	25,869		09/14/06	300
Overland Park	KS	408,578	759,513	None	None	408,578	759,513	1,168,091	11,391		08/28/07	300
Overland Park	KS	754,020	1,401,047	None	None	754,020	1,401,047	2,155,067	21,014		08/28/07	300
Parsons	KS	318,516	592,099	None	None	318,516	592,099	910,615	30,592		09/14/06	300
Shawnee	KS	953,916	1,773,245	None	None	953,916	1,773,245	2,727,161	79,795		11/01/06	300
Topeka	KS	232,146	431,853	None	None	232,146	431,853	663,999	6,476		08/28/07	300
Wichita	KS	787,377	1,463,936	None	None	787,377	1,463,936	2,251,313	65,876		11/01/06	300
Wichita	KS	98,000	454,350	2,816	241	98,000	457,407	555,407	399,801		08/08/86	300
Bowling Green	KY	685,246	1,273,002	None	None	685,246	1,273,002	1,958,248	108,205		11/21/05	300
Hazard	KY	243,836	453,025	None	None	243,836	453,025	696,861	23,406		09/14/06	300
Hopkinsville	KY	801,532	1,490,241	None	None	801,532	1,490,241	2,291,773	67,060		11/01/06	300
Lexington	KY	655,085	1,216,983	None	None	655,085	1,216,983	1,872,068	103,444		11/21/05	300
Lexington	KY	122,200	1,400	None	31,495	122,200	32,895	155,095	1,542		12/03/86	300
Louisville	KY	821,990	1,528,282	None	None	821,990	1,528,282	2,350,272	68,771		11/01/06	300
Madisonville	KY	422,501	784,831	None	None	422,501	784,831	1,207,332	40,550		09/14/06	300
Middlesboro	KY	859,709	1,598,332	None	None	859,709	1,598,332	2,458,041	71,924		11/01/06	300
Murray	KY	831,246	1,545,422	None	None	831,246	1,545,422	2,376,668	69,543		11/01/06	300
Paducah	KY	673,551	1,251,276	None	None	673,551	1,251,276	1,924,827	106,358		11/21/05	300
Richmond	KY	913,770	1,698,726	None	None	913,770	1,698,726	2,612,496	76,441		11/01/06	300
Alexandria	LA	1,270,223	2,361,174	None	None	1,270,223	2,361,174	3,631,397	106,252		11/01/06	300
Alexandria	LA	143,000	662,985	None	15,164	143,000	678,149	821,149	610,007		01/17/86	300
Bossier City	LA	172,269	320,497	None	None	172,269	320,497	492,766	16,559		09/14/06	300
Deridder	LA	371,127	690,819	None	None	371,127	690,819	1,061,946	14,955		06/22/07	300
Hammond	LA	1,011,084	1,879,972	None	None	1,011,084	1,879,972	2,891,056	84,598		11/01/06	300
Houma	LA	1,061,671	1,973,864	None	None	1,061,671	1,973,864	3,035,535	88,823		11/01/06	300
Jennings	LA	107,120	496,636	None	156	107,120	496,792	603,912	451,869		10/17/85	300
Jonesboro	LA	163,651	304,492	None	None	163,651	304,492	468,143	15,732		09/14/06	300
Morgan City	LA	832,895	1,548,993	None	None	832,895	1,548,993	2,381,888	69,703		11/01/06	300
Natchitoches	LA	291,675	541,890	None	None	291,675	541,890	833,565	138,179		08/31/01	300
New Iberia	LA	917,582	1,706,269	None	None	917,582	1,706,269	2,623,851	76,781		11/01/06	300
Opelousas	LA	949,157	1,764,908	None	None	949,157	1,764,908	2,714,065	79,420		11/01/06	300
Pineville	LA	1,136,612	2,113,040	None	None	1,136,612	2,113,040	3,249,652	95,086		11/01/06	300
Ruston	LA	170,274	316,792	None	None	170,274	316,792	487,066	16,368		09/14/06	300
Ruston	LA	982,427	1,826,696	None	None	982,427	1,826,696	2,809,123	82,200		11/01/06	300
Shreveport	LA	359,268	667,417	None	None	359,268	667,417	1,026,685	170,189		08/31/01	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Shreveport	LA	154,671	287,815	None	None	154,671	287,815	442,486	14,870		09/14/06	300
Shreveport	LA	200,033	372,059	None	None	200,033	372,059	572,092	19,223		09/14/06	300
Shreveport	LA	259,987	483,401	None	None	259,987	483,401	743,388	24,976		09/14/06	300
Shreveport	LA	269,130	500,382	None	None	269,130	500,382	769,512	25,853		09/14/06	300
Vivian	LA	135,568	252,338	None	None	135,568	252,338	387,906	13,037		09/14/06	300
Winnfield	LA	145,973	271,661	None	None	145,973	271,661	417,634	14,036		09/14/06	300
Zachary	LA	898,306	1,670,527	None	None	898,306	1,670,527	2,568,833	75,173		11/01/06	300
Amesbury	MA	0	790,065	None	None	-	790,065	790,065	19,729		08/30/07	300
Attleboro	MA	369,815	693,655	None	None	369,815	693,655	1,063,470	167,632		12/19/01	300
Auburn	MA	418,250	779,386	500	None	418,250	779,886	1,198,136	11,696		08/30/07	300
Billerica	MA	398,292	739,870	None	None	398,292	739,870	1,138,162	3,699		11/14/07	300
Brockton	MA	298,359	272,297	None	None	298,359	272,297	570,656	65,804		12/19/01	300
Chicopee	MA	761,606	1,417,387	None	None	761,606	1,417,387	2,178,993	21,249		08/30/07	300
Chicopee Falls	MA	302,982	565,657	None	None	302,982	565,657	868,639	8,473		08/30/07	300
East Longmeadow	MA	614,319	1,143,890	None	None	614,319	1,143,890	1,758,209	17,147		08/30/07	300
Fall River	MA	962,500	1,787,831	None	None	962,500	1,787,831	2,750,331	26,817		08/28/07	300
Gardner	MA	0	828,136	None	None	-	828,136	828,136	18,897		08/30/07	300
Great Barrington	MA	422,625	787,851	None	None	422,625	787,851	1,210,476	11,806		08/30/07	300
Greenfield	MA	389,436	726,215	None	None	389,436	726,215	1,115,651	10,881		08/30/07	300
Greenfield	MA	761,417	1,417,036	None	None	761,417	1,417,036	2,178,453	21,244		08/30/07	300
Hanover	MA	397,203	281,202	None	None	397,203	281,202	678,405	67,956		12/19/01	300
Haverhill	MA	568,635	1,058,578	None	None	568,635	1,058,578	1,627,213	15,867		08/30/07	300
Holyoke	MA	577,667	1,075,786	None	None	577,667	1,075,786	1,653,453	16,125		08/30/07	300
Hyannis	MA	687,917	1,280,530	None	None	687,917	1,280,530	1,968,447	19,196		08/30/07	300
Lawrence	MA	910,000	1,690,800	None	None	910,000	1,690,800	2,600,800	25,360		08/28/07	300
Lee	MA	540,506	1,006,773	None	None	540,506	1,006,773	1,547,279	15,090		08/30/07	300
North Adams	MA	377,300	703,676	None	None	377,300	703,676	1,080,976	10,543		08/30/07	300
Norwood	MA	840,616	1,563,686	None	None	840,616	1,563,686	2,404,302	23,444		08/30/07	300
Palmer	MA	141,524	598,480	None	None	141,524	598,480	740,004	144,631		12/19/01	300
Peabody	MA	529,555	222,590	None	None	529,555	222,590	752,145	53,791		12/19/01	300
Pittsfield	MA	286,241	950,022	None	None	286,241	950,022	1,236,263	229,587		12/19/01	300
Quincy	MA	289,121	539,482	None	None	289,121	539,482	828,603	8,080		08/30/07	300
Raynham	MA	761,417	1,417,030	None	None	761,417	1,417,030	2,178,447	21,244		08/30/07	300
Sagamore Beach	MA	620,188	1,154,770	None	None	620,188	1,154,770	1,774,958	17,310		08/30/07	300
Saugus	MA	0	737,543	None	None	-	737,543	737,543	15,491		08/30/07	300
Seekonk	MA	614,417	1,144,030	None	None	614,417	1,144,030	1,758,447	17,149		08/30/07	300
South Dartmouth	MA	379,217	707,255	None	None	379,217	707,255	1,086,472	10,597		08/30/07	300
South Weymouth	MA	351,472	296,284	None	None	351,472	296,284	647,756	71,600		12/19/01	300
Springfield	MA	280,920	337,325	None	None	280,920	337,325	618,245	81,518		12/19/01	300
Springfield	MA	230,030	865,572	None	None	230,030	865,572	1,095,602	209,178		12/19/01	300
Springfield	MA	227,207	958,444	None	None	227,207	958,444	1,185,651	231,622		12/19/01	300
Stoneham	MA	397,544	191,717	None	None	397,544	191,717	589,261	46,330		12/19/01	300
Sudbury	MA	0	633,136	None	None	-	633,136	633,136	12,702		08/30/07	300
Swansea	MA	173,853	488,699	None	None	173,853	488,699	662,552	118,101		12/19/01	300
Tewksbury	MA	392,079	730,690	None	None	392,079	730,690	1,122,769	10,949		08/30/07	300
Ware	MA	220,457	411,896	500	None	220,457	412,396	632,853	6,183		08/30/07	300
West Springfield	MA	243,556	455,295	None	None	243,556	455,295	698,851	6,818		08/30/07	300
West Springfield	MA	761,417	1,417,036	None	None	761,417	1,417,036	2,178,453	21,244		08/30/07	300
Westboro	MA	335,191	424,534	None	None	335,191	424,534	759,725	102,594		12/19/01	300
Weymouth	MA	360,727	194,556	None	None	360,727	194,556	555,283	47,016		12/19/01	300
Wollaston	MA	411,366	766,508	None	None	411,366	766,508	1,177,874	11,486		08/30/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Worcester	MA	578,336	1,077,188	None	None	578,336	1,077,188	1,655,524	16,146		08/30/07	300
Hagerstown	MD	499,396	928,250	None	None	499,396	928,250	1,427,646	13,922		08/28/07	300
La Plata	MD	120,140	557,000	39,549	26,770	120,140	623,319	743,459	511,571		12/03/85	300
Waterville	ME	0	717,224	None	None	-	717,224	717,224	10,747		08/30/07	300
Windham	ME	0	830,872	1,000	None	-	831,872	831,872	12,485		08/30/07	300
Canton	MI	279,923	521,223	None	None	279,923	521,223	801,146	7,816		08/28/07	300
Comstock Park	MI	810,477	1,506,864	None	None	810,477	1,506,864	2,317,341	67,808		11/01/06	300
Flint	MI	827,853	0	None	None	827,853	-	827,853	0		04/13/95	300
Flint	MI	885,144	1,645,531	None	None	885,144	1,645,531	2,530,675	74,048		11/01/06	300
Lansing	MI	873,536	1,623,973	None	None	873,536	1,623,973	2,497,509	73,078		11/01/06	300
Livonia	MI	350,000	651,446	None	None	350,000	651,446	1,001,446	9,769		08/28/07	300
Saginaw	MI	766,531	1,425,263	None	None	766,531	1,425,263	2,191,794	64,136		11/01/06	300
Taylor	MI	847,070	1,574,821	None	None	847,070	1,574,821	2,421,891	70,866		11/01/06	300
Westland	MI	869,530	1,616,568	None	None	869,530	1,616,568	2,486,098	72,744		11/01/06	300
Roseville	MN	281,600	1,305,560	None	189	281,600	1,305,749	1,587,349	1,231,132		12/18/84	300
Belton	MO	89,328	418,187	22,270	15,404	89,328	455,861	545,189	413,778		12/18/84	300
Bolivar	MO	237,094	440,596	None	None	237,094	440,596	677,690	112,348		08/31/01	300
Bridgeton	MO	743,559	1,382,610	None	None	743,559	1,382,610	2,126,169	62,216		11/01/06	300
Buffalo	MO	159,346	296,519	None	None	159,346	296,519	455,865	15,320		09/14/06	300
Cape Girardeau	MO	450,078	836,372	None	None	450,078	836,372	1,286,450	65,516		01/11/06	300
Cape Girardeau	MO	745,915	1,386,950	None	None	745,915	1,386,950	2,132,865	62,412		11/01/06	300
Carthage	MO	85,020	394,175	None	321	85,020	394,496	479,516	356,716		12/03/85	300
Farmington	MO	780,812	1,451,767	None	None	780,812	1,451,767	2,232,579	65,328		11/01/06	300
Festus	MO	808,595	1,503,364	None	None	808,595	1,503,364	2,311,959	67,650		11/01/06	300
Fulton	MO	210,199	466,861	None	179	210,199	467,040	677,239	375,351		07/30/87	300
Hazelwood	MO	157,117	725,327	-104,329	25,367	157,117	646,365	803,482	638,006		08/28/85	300
Jefferson City	MO	713,088	1,325,993	None	None	713,088	1,325,993	2,039,081	59,668		11/01/06	300
Joplin	MO	301,207	559,953	None	None	301,207	559,953	861,160	28,931		09/14/06	300
Joplin	MO	281,001	522,428	None	None	281,001	522,428	803,429	26,992		09/14/06	300
Kansas City	MO	315,334	586,346	None	None	315,334	586,346	901,680	8,793		08/28/07	300
Mountain Grove	MO	219,704	408,591	None	None	219,704	408,591	628,295	21,111		09/14/06	300
Mt. Vernon	MO	160,000	282,586	None	None	160,000	282,586	442,586	114,437		11/20/97	300
Nevada	MO	290,795	540,616	None	None	290,795	540,616	831,411	27,932		09/14/06	300
Nevada	MO	222,552	494,296	None	1,780	222,552	496,076	718,628	399,018		07/30/87	300
Nixa	MO	251,387	467,430	None	None	251,387	467,430	718,817	24,151		09/14/06	300
Ozark	MO	140,000	292,482	None	None	140,000	292,482	432,482	118,445		11/20/97	300
Poplar Bluff	MO	774,256	1,439,603	None	None	774,256	1,439,603	2,213,859	64,781		11/01/06	300
Raymore	MO	726,583	1,351,055	None	None	726,583	1,351,055	2,077,638	60,796		11/01/06	300
Sedalia	MO	269,798	599,231	11,556	None	269,798	610,787	880,585	439,046		07/31/89	300
Sedalia	MO	696,604	1,295,380	None	None	696,604	1,295,380	1,991,984	58,291		11/01/06	300
Springfield	MO	251,381	467,418	None	None	251,381	467,418	718,799	24,150		09/14/06	300
Springfield	MO	225,939	420,162	None	None	225,939	420,162	646,101	20,308		10/12/06	300
St. Charles	MO	695,121	1,001,878	None	1,338	695,121	1,003,216	1,698,337	482,516	12/22/95	03/16/95	300
St. Charles	MO	175,413	809,791	None	10,384	175,413	820,175	995,588	751,626		08/28/85	300
St. Joseph	MO	960,412	1,785,308	None	None	960,412	1,785,308	2,745,720	80,338		11/01/06	300
St. Robert	MO	329,242	611,728	None	None	329,242	611,728	940,970	155,987		08/31/01	300
St. Robert	MO	744,158	1,383,694	None	None	744,158	1,383,694	2,127,852	62,265		11/01/06	300
Sullivan	MO	85,500	396,400	-40,743	14,003	85,500	369,660	455,160	350,763		12/27/84	300
Webb City	MO	337,647	627,628	None	None	337,647	627,628	965,275	32,427		09/14/06	300
Biloxi	MS	414,902	770,725	None	None	414,902	770,725	1,185,627	39,821		09/14/06	300
Canton	MS	163,193	303,268	None	None	163,193	303,268	466,461	15,669		09/14/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Carthage	MS	157,803	293,257	None	None	157,803	293,257	451,060	15,152		09/14/06	300
Columbus	MS	128,409	238,775	None	None	128,409	238,775	367,184	19,500		12/22/05	300
Columbus	MS	117,411	218,350	None	None	117,411	218,350	335,761	17,831		12/22/05	300
Columbus	MS	720,310	1,339,963	None	None	720,310	1,339,963	2,060,273	60,297		11/01/06	300
Corinth	MS	285,607	530,598	None	None	285,607	530,598	816,205	27,414		09/14/06	300
Corinth	MS	867,086	1,612,029	None	None	867,086	1,612,029	2,479,115	72,540		11/01/06	300
Flowood	MS	154,733	287,549	None	None	154,733	287,549	442,282	14,857		09/14/06	300
Forest	MS	106,457	198,007	None	None	106,457	198,007	304,464	16,170		12/22/05	300
Fulton	MS	239,686	445,337	None	None	239,686	445,337	685,023	113,558		08/31/01	300
Gautier	MS	241,995	449,607	None	None	241,995	449,607	691,602	23,230		09/14/06	300
Greenville	MS	311,324	578,378	None	None	311,324	578,378	889,702	147,484		08/31/01	300
Greenwood	MS	177,329	329,520	None	None	177,329	329,520	506,849	17,025		09/14/06	300
Hattiesburg	MS	856,070	1,592,088	None	None	856,070	1,592,088	2,448,158	71,643		11/01/06	300
Hernando	MS	137,898	256,282	None	None	137,898	256,282	394,180	13,241		09/14/06	300
Houston	MS	226,962	421,695	None	None	226,962	421,695	648,657	21,788		09/14/06	300
Indianola	MS	270,639	502,822	None	None	270,639	502,822	773,461	128,217		08/31/01	300
Iuka	MS	139,243	258,779	None	None	139,243	258,779	398,022	13,370		09/14/06	300
Jackson	MS	237,982	442,154	None	None	237,982	442,154	680,136	22,845		09/14/06	300
Jackson	MS	352,003	653,900	None	None	352,003	653,900	1,005,903	31,605		10/12/06	300
Kosciusko	MS	311,422	578,550	None	None	311,422	578,550	889,972	29,892		09/14/06	300
Laurel	MS	778,938	1,448,844	None	None	778,938	1,448,844	2,227,782	65,197		11/01/06	300
Magee	MS	264,395	491,206	None	None	264,395	491,206	755,601	25,379		09/14/06	300
Meridian	MS	0	2,481,172	None	None	-	2,481,172	2,481,172	104,421		11/01/06	300
Moss Point	MS	287,821	534,713	None	None	287,821	534,713	822,534	27,627		09/14/06	300
Natchez	MS	402,589	747,934	None	None	402,589	747,934	1,150,523	31,164		12/21/06	300
Newton	MS	284,350	528,311	None	None	284,350	528,311	812,661	134,716		08/31/01	300
Olive Branch	MS	332,234	617,192	None	None	332,234	617,192	949,426	31,888		09/14/06	300
Olive Branch	MS	362,276	673,055	None	None	362,276	673,055	1,035,331	3,365		11/16/07	300
Oxford	MS	164,058	304,873	None	None	164,058	304,873	468,931	15,752		09/14/06	300
Oxford	MS	297,182	552,097	None	None	297,182	552,097	849,279	26,685		10/12/06	300
Pearl	MS	334,822	621,994	None	None	334,822	621,994	956,816	158,606		08/31/01	300
Philadelphia	MS	292,868	543,912	None	None	292,868	543,912	836,780	28,102		09/14/06	300
Pontotoc	MS	285,006	529,492	None	None	285,006	529,492	814,498	27,357		09/14/06	300
Southaven	MS	498,426	925,905	None	None	498,426	925,905	1,424,331	4,629		11/16/07	300
Starkville	MS	175,436	326,005	None	None	175,436	326,005	501,441	16,844		09/14/06	300
Tupelo	MS	166,869	310,095	None	None	166,869	310,095	476,964	16,022		09/14/06	300
Tupelo	MS	225,934	419,857	None	None	225,934	419,857	645,791	21,693		09/28/06	300
Vicksburg	MS	275,895	512,632	None	None	275,895	512,632	788,527	26,486		09/28/06	300
Vicksburg	MS	698,189	1,298,881	None	None	698,189	1,298,881	1,997,070	58,448		11/01/06	300
West Point	MS	87,859	163,468	None	None	87,859	163,468	251,327	13,349		12/22/05	300
Wiggins	MS	268,104	498,095	None	None	268,104	498,095	766,199	25,735		09/14/06	300
Albemarle	NC	721,392	1,341,825	None	None	721,392	1,341,825	2,063,217	60,381		11/01/06	300
Asheville	NC	838,421	1,558,792	None	None	838,421	1,558,792	2,397,213	70,144		11/01/06	300
Asheville	NC	264,226	491,419	None	None	264,226	491,419	755,645	7,370		08/28/07	300
Fayetteville	NC	116,240	590,854	None	317	116,240	591,171	707,411	511,970		12/20/84	300
Forest City	NC	872,424	1,621,940	None	None	872,424	1,621,940	2,494,364	72,986		11/01/06	300
Goldsboro	NC	811,502	1,509,029	None	None	811,502	1,509,029	2,320,531	67,905		11/01/06	300
Kernersville	NC	836,896	1,556,334	None	None	836,896	1,556,334	2,393,230	70,034		11/01/06	300
Roanoke Rapids	NC	834,223	1,551,226	None	None	834,223	1,551,226	2,385,449	69,804		11/01/06	300
Salisbury	NC	777,412	1,445,863	None	None	777,412	1,445,863	2,223,275	65,063		11/01/06	300
Sylva	NC	919,724	1,709,783	None	None	919,724	1,709,783	2,629,507	76,939		11/01/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Wilkesboro	NC	183,050	406,562	None	139	183,050	406,701	589,751	326,795		07/24/87	300
Winston Salem	NC	126,423	235,323	None	None	126,423	235,323	361,746	19,218		12/22/05	300
Winston-Salem	NC	353,239	656,427	None	None	353,239	656,427	1,009,666	167,383		08/31/01	300
Devils Lake	ND	150,390	279,798	None	None	150,390	279,798	430,188	22,850		12/22/05	300
Fargo	ND	217,057	403,609	None	None	217,057	403,609	620,666	32,961		12/22/05	300
Jamestown	ND	136,523	254,045	None	None	136,523	254,045	390,568	20,747		12/22/05	300
Minot	ND	153,870	286,260	None	None	153,870	286,260	440,130	23,378		12/22/05	300
Bellevue	NE	0	1,004,384	None	None	-	1,004,384	1,004,384	86,600	09/20/05	02/24/05	300
Omaha	NE	592,716	1,009,253	None	None	592,716	1,009,253	1,601,969	98,568	05/05/05	12/21/04	300
Omaha	NE	444,460	825,938	None	None	444,460	825,938	1,270,398	64,698		01/11/06	300
Omaha	NE	350,000	650,877	None	None	350,000	650,877	1,000,877	9,761		08/28/07	300
Papillion	NE	654,788	908,685	None	None	654,788	908,685	1,563,473	93,087	03/09/05	01/12/05	300
Concord	NH	577,667	1,075,391	None	None	577,667	1,075,391	1,653,058	16,119		08/30/07	300
Concord	NH	849,884	1,580,938	None	None	849,884	1,580,938	2,430,822	23,702		08/30/07	300
Dover	NH	687,917	1,280,141	None	None	687,917	1,280,141	1,968,058	19,190		08/30/07	300
Keene	NH	253,769	310,470	None	None	253,769	310,470	564,239	75,029		12/19/01	300
Laconia	NH	330,520	467,594	None	None	330,520	467,594	798,114	113,000		12/19/01	300
Manchester	NH	266,337	486,676	None	None	266,337	486,676	753,013	117,612		12/19/01	300
North Conway	NH	473,031	607,020	None	None	473,031	607,020	1,080,051	146,695		12/19/01	300
Portsmouth	NH	391,650	729,930	None	None	391,650	729,930	1,121,580	10,937		08/30/07	300
Rochester	NH	262,059	695,771	None	None	262,059	695,771	957,830	168,143		12/19/01	300
Bloomfield	NJ	556,520	260,498	None	None	556,520	260,498	817,018	62,952		12/19/01	300
Bricktown	NJ	297,264	243,581	None	None	297,264	243,581	540,845	58,864		12/19/01	300
Clark	NJ	541,792	1,008,847	None	None	541,792	1,008,847	1,550,639	15,121		08/30/07	300
Fairlawn	NJ	341,922	198,320	None	None	341,922	198,320	540,242	47,926		12/19/01	300
Hackettstown	NJ	307,186	525,142	None	None	307,186	525,142	832,328	126,908		12/19/01	300
Hazlet	NJ	614,417	1,143,647	None	None	614,417	1,143,647	1,758,064	17,143		08/30/07	300
Hillsdale	NJ	398,221	204,106	None	None	398,221	204,106	602,327	49,324		12/19/01	300
Middletown	NJ	0	639,955	None	None	-	639,955	639,955	15,545		08/30/07	300
Midland Park	NJ	476,002	254,594	None	None	476,002	254,594	730,596	61,525		12/19/01	300
Moorestown	NJ	294,708	549,902	None	None	294,708	549,902	844,610	8,237		08/30/07	300
Morris Plains	NJ	366,982	188,123	None	None	366,982	188,123	555,105	45,461		12/19/01	300
Mt. Holly	NJ	0	1,091,748	None	None	-	1,091,748	1,091,748	1,820		12/18/07	300
Passaic	NJ	328,284	612,280	None	None	328,284	612,280	940,564	9,172		08/30/07	300
Pompton Plains	NJ	455,700	848,888	None	None	455,700	848,888	1,304,588	12,722		08/30/07	300
Toms River	NJ	826,449	1,537,421	None	None	826,449	1,537,421	2,363,870	23,050		08/30/07	300
Albuquerque	NM	732,059	1,036,922	None	None	732,059	1,036,922	1,768,981	83,377	06/21/05	01/19/05	300
Albuquerque	NM	471,899	876,928	None	None	471,899	876,928	1,348,827	13,152		08/28/07	300
Albany	NY	457,538	852,273	None	None	457,538	852,273	1,309,811	12,772		08/30/07	300
Amherst	NY	412,349	767,082	None	None	412,349	767,082	1,179,431	11,504		08/28/07	300
Buffalo	NY	317,454	590,983	None	None	317,454	590,983	908,437	8,863		08/28/07	300
Carmel	NY	266,619	707,819	None	None	266,619	707,819	974,438	171,055		12/19/01	300
Clifton Park	NY	1,040,997	1,935,862	None	None	1,040,997	1,935,862	2,976,859	29,026		08/30/07	300
East Greenbush	NY	623,313	1,160,152	None	None	623,313	1,160,152	1,783,465	17,391		08/30/07	300
East Northport	NY	459,700	459,699	None	None	459,700	459,699	919,399	69,721		03/10/04	300
Elsmere	NY	316,382	590,149	None	None	316,382	590,149	906,531	8,840		08/30/07	300
Fulton	NY	294,009	653,006	3,800	4,160	294,009	660,966	954,975	517,274		12/24/87	300
Glenville	NY	156,724	246,502	None	None	156,724	246,502	403,226	59,570		12/19/01	300
Kingston	NY	430,667	802,345	None	None	430,667	802,345	1,233,012	12,023		08/30/07	300
Latham	NY	651,167	1,211,895	None	None	651,167	1,211,895	1,863,062	18,167		08/30/07	300
Middletown	NY	242,459	796,905	None	None	242,459	796,905	1,039,364	192,584		12/19/01	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Mineola	NY	560,740	408,558	None	None	560,740	408,558	969,298	61,965		03/10/04	300
Mt. Kisco	NY	164,973	385,189	None	None	164,973	385,189	550,162	93,086		12/19/01	300
New Hartford	NY	226,041	422,325	None	None	226,041	422,325	648,366	6,323		08/30/07	300
Plattsburgh	NY	977,012	1,817,032	None	None	977,012	1,817,032	2,794,044	27,244		08/30/07	300
Watertown	NY	139,199	645,355	None	None	139,199	645,355	784,554	567,068		08/18/86	300
Akron	OH	318,182	593,417	None	None	318,182	593,417	911,599	8,890		08/30/07	300
Akron	OH	318,182	593,417	None	None	318,182	593,417	911,599	8,890		08/30/07	300
Akron	OH	723,347	17	None	67	723,347	84	723,431	73		12/22/94	300
Beavercreek	OH	229,445	428,619	None	None	229,445	428,619	658,064	6,418		08/30/07	300
Cincinnati	OH	299,187	556,359	None	None	299,187	556,359	855,546	8,344		08/28/07	300
Defiance	OH	71,273	134,872	None	None	71,273	134,872	206,145	2,011		08/30/07	300
Elyria	OH	79,545	150,235	None	None	79,545	150,235	229,780	2,242		08/30/07	300
Marion	OH	739,651	1,375,358	None	None	739,651	1,375,358	2,115,009	61,890		11/01/06	300
Maumee	OH	296,970	554,897	None	None	296,970	554,897	851,867	8,309		08/30/07	300
Mentor	OH	394,450	734,037	None	None	394,450	734,037	1,128,487	11,008		08/28/07	300
Mount Vernon	OH	147,212	276,159	None	None	147,212	276,159	423,371	4,130		08/30/07	300
Mt. Vernon	OH	726,626	1,351,151	None	None	726,626	1,351,151	2,077,777	60,801		11/01/06	300
North Canton	OH	487,879	908,569	None	None	487,879	908,569	1,396,448	13,617		08/30/07	300
Parma	OH	473,710	881,038	None	None	473,710	881,038	1,354,748	13,214		08/28/07	300
Parma Heights	OH	275,758	514,629	None	None	275,758	514,629	790,387	7,708		08/30/07	300
Sandusky	OH	824,270	1,532,494	None	None	824,270	1,532,494	2,356,764	68,961		11/01/06	300
Sandusky	OH	128,158	240,516	None	None	128,158	240,516	368,674	3,596		08/30/07	300
Stow	OH	317,546	712,455	None	1,904	317,546	714,359	1,031,905	562,278		12/31/87	300
Toledo	OH	633,461	1,177,718	None	None	633,461	1,177,718	1,811,179	17,664		08/28/07	300
Troy	OH	255,353	476,736	None	None	255,353	476,736	732,089	7,139		08/30/07	300
Vandalia	OH	145,833	273,342	None	None	145,833	273,342	419,175	4,088		08/30/07	300
Westlake	OH	169,697	317,660	None	None	169,697	317,660	487,357	4,753		08/30/07	300
Wooster	OH	763,642	1,419,901	None	None	763,642	1,419,901	2,183,543	63,894		11/01/06	300
Bixby	OK	145,791	271,272	None	None	145,791	271,272	417,063	22,154		12/22/05	300
Broken Arrow	OK	245,000	369,002	None	None	245,000	369,002	614,002	148,213		12/12/97	300
Checotah	OK	153,232	285,092	None	None	153,232	285,092	438,324	23,282		12/22/05	300
Idabel	OK	214,244	398,545	None	None	214,244	398,545	612,789	101,620		08/31/01	300
Norman	OK	734,335	335,097	None	78,328	734,335	413,425	1,147,760	36,032	09/29/95	06/05/95	300
Oklahoma City	OK	1,165,405	2,165,989	None	None	1,165,405	2,165,989	3,331,394	97,468		11/01/06	300
Oklahoma City	OK	759,826	0	None	8	759,826	8	759,834	4		07/06/95	300
Owasso	OK	327,043	607,645	None	None	327,043	607,645	934,688	154,946		08/31/01	300
Tahlequah	OK	224,982	418,341	None	None	224,982	418,341	643,323	34,164		12/22/05	300
Tulsa	OK	295,993	549,981	None	None	295,993	549,981	845,974	140,242		08/31/01	300
Tulsa	OK	490,000	910,004	None	None	490,000	910,004	1,400,004	71,284		01/24/06	300
Tulsa	OK	360,500	669,605	None	None	360,500	669,605	1,030,105	43,524		05/10/06	300
Tulsa	OK	1,021,904	1,899,486	None	None	1,021,904	1,899,486	2,921,390	85,476		11/01/06	300
Hermiston	OR	85,560	396,675	7,975	421	85,560	405,071	490,631	376,283		12/18/84	300
Lake Oswego	OR	175,899	815,508	None	3	175,899	815,511	991,410	784,254		05/16/84	300
Salem	OR	198,540	440,964	None	3	198,540	440,967	639,507	321,252		05/23/89	300
Abington	PA	778,103	1,445,849	None	None	778,103	1,445,849	2,223,952	21,686		08/28/07	300
Feasterville	PA	236,303	441,436	None	None	236,303	441,436	677,739	6,610		08/30/07	300
Gap	PA	0	1,012,383	1,000	None	-	1,013,383	1,013,383	15,207		08/30/07	300
Gettysburg	PA	289,040	809,676	None	None	289,040	809,676	1,098,716	195,670		12/19/01	300
Greensburg	PA	315,000	586,291	None	None	315,000	586,291	901,291	8,793		08/28/07	300
Harrisburg	PA	577,667	1,075,397	None	None	577,667	1,075,397	1,653,064	16,119		08/30/07	300
Horsham	PA	554,361	1,032,115	None	None	554,361	1,032,115	1,586,476	15,470		08/30/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Indiana	PA	828,653	1,540,630	None	None	828,653	1,540,630	2,369,283	69,327		11/01/06	300
Lancaster	PA	170,304	413,960	None	None	170,304	413,960	584,264	100,039		12/19/01	300
Lancaster	PA	276,251	460,784	None	None	276,251	460,784	737,035	111,354		12/19/01	300
Lansdale	PA	255,864	256,229	None	None	255,864	256,229	512,093	61,920		12/19/01	300
Lebanon	PA	0	1,291,744	None	None	-	1,291,744	1,291,744	22,516		08/30/07	300
Philadelphia	PA	423,333	787,125	None	None	423,333	787,125	1,210,458	11,805		08/28/07	300
Philadelphia	PA	503,556	937,762	None	None	503,556	937,762	1,441,318	14,055		08/30/07	300
Warminster	PA	294,111	343,494	None	None	294,111	343,494	637,605	83,009		12/19/01	300
Cranston	RI	0	790,470	None	None	-	790,470	790,470	18,506		08/30/07	300
North Providence	RI	0	790,493	None	None	-	790,493	790,493	17,083		08/30/07	300
Pawtucket	RI	0	457,033	None	None	-	457,033	457,033	8,925		08/30/07	300
Westerly	RI	485,230	569,890	None	None	485,230	569,890	1,055,120	137,722		12/19/01	300
Aiken	SC	240,937	447,656	None	None	240,937	447,656	688,593	23,129		09/14/06	300
Gaffney	SC	727,738	1,353,238	None	None	727,738	1,353,238	2,080,976	60,894		11/01/06	300
Lancaster	SC	778,616	1,448,099	None	None	778,616	1,448,099	2,226,715	65,163		11/01/06	300
Rock Hill	SC	826,216	1,536,499	None	None	826,216	1,536,499	2,362,715	69,141		11/01/06	300
Chamberlain	SD	139,587	259,627	None	None	139,587	259,627	399,214	21,202		12/22/05	300
Madison	SD	112,143	208,660	None	None	112,143	208,660	320,803	17,040		12/22/05	300
Rapid City	SD	197,967	368,047	None	None	197,967	368,047	566,014	30,057		12/22/05	300
Sioux Falls	SD	340,718	633,332	None	None	340,718	633,332	974,050	24,278		01/19/07	300
Spearfish	SD	142,114	264,320	None	None	142,114	264,320	406,434	21,586		12/22/05	300
Watertown	SD	197,559	367,289	None	None	197,559	367,289	564,848	29,995		12/22/05	300
Winner	SD	115,591	215,063	None	None	115,591	215,063	330,654	17,563		12/22/05	300
Antioch	TN	244,470	454,174	None	None	244,470	454,174	698,644	21,952		10/02/06	300
Bartlett	TN	152,469	283,343	None	None	152,469	283,343	435,812	14,639		09/14/06	300
Brownsville	TN	289,379	538,081	None	None	289,379	538,081	827,460	137,202		08/31/01	300
Chattanooga	TN	827,594	1,538,633	None	None	827,594	1,538,633	2,366,227	69,237		11/01/06	300
Chattanooga	TN	933,003	1,734,392	None	None	933,003	1,734,392	2,667,395	78,046		11/01/06	300
Collierville	TN	433,503	805,339	None	None	433,503	805,339	1,238,842	4,027		11/16/07	300
Columbia	TN	410,242	762,036	None	None	410,242	762,036	1,172,278	36,832		10/02/06	300
Dyersburg	TN	695,135	1,292,644	None	None	695,135	1,292,644	1,987,779	58,168		11/01/06	300
Germantown	TN	356,774	662,837	None	None	356,774	662,837	1,019,611	3,314		11/16/07	300
Greeneville	TN	936,669	1,741,253	None	None	936,669	1,741,253	2,677,922	78,355		11/01/06	300
Henderson	TN	155,954	289,815	None	None	155,954	289,815	445,769	14,974		09/14/06	300
Hermitage	TN	341,251	633,925	None	None	341,251	633,925	975,176	30,640		10/02/06	300
Jackson	TN	126,158	234,594	None	None	126,158	234,594	360,752	19,158		12/22/05	300
Jackson	TN	312,734	581,049	None	None	312,734	581,049	893,783	2,905		11/16/07	300
Johnson City	TN	881,225	1,638,285	None	None	881,225	1,638,285	2,519,510	73,722		11/01/06	300
Kingsport	TN	786,332	1,462,055	None	None	786,332	1,462,055	2,248,387	65,791		11/01/06	300
Manchester	TN	411,504	764,391	None	None	411,504	764,391	1,175,895	36,946		10/02/06	300
Martin	TN	173,616	322,616	None	None	173,616	322,616	496,232	16,668		09/14/06	300
Mcminnville	TN	703,355	1,307,903	None	None	703,355	1,307,903	2,011,258	58,854		11/01/06	300
Mcminnville	TN	442,735	635,260	None	None	442,735	635,260	1,077,995	26,451		12/21/06	300
Memphis	TN	148,386	275,760	None	None	148,386	275,760	424,146	14,248		09/14/06	300
Memphis	TN	254,423	472,680	None	None	254,423	472,680	727,103	22,846		10/12/06	300
Memphis	TN	871,951	1,621,017	None	None	871,951	1,621,017	2,492,968	72,945		11/01/06	300
Memphis	TN	309,358	574,779	None	None	309,358	574,779	884,137	2,874		11/16/07	300
Memphis	TN	374,048	694,918	None	None	374,048	694,918	1,068,966	3,475		11/16/07	300
Memphis	TN	405,274	1,060,680	None	36,538	405,274	1,097,218	1,502,492	562,114	06/30/95	03/17/95	300
Milan	TN	138,159	256,766	None	None	138,159	256,766	394,925	13,266		09/14/06	300
Millington	TN	285,613	530,630	None	None	285,613	530,630	816,243	135,308		08/31/01	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Morristown	TN	182,935	340,274	None	None	182,935	340,274	523,209	27,789		12/22/05	300
Murfreesboro	TN	376,568	699,505	None	None	376,568	699,505	1,076,073	33,809		10/02/06	300
Murfreesboro	TN	383,266	712,027	None	None	383,266	712,027	1,095,293	29,668		12/21/06	300
Nashville	TN	147,915	274,858	None	None	147,915	274,858	422,773	13,285		10/02/06	300
Nashville	TN	432,494	803,375	None	None	432,494	803,375	1,235,869	38,830		10/02/06	300
Nashville	TN	350,983	651,989	None	None	350,983	651,989	1,002,972	31,513		10/02/06	300
Newport	TN	640,841	1,191,858	None	None	640,841	1,191,858	1,832,699	53,632		11/01/06	300
Ripley	TN	231,552	430,232	None	None	231,552	430,232	661,784	109,706		08/31/01	300
Sevierville	TN	423,790	787,301	None	None	423,790	787,301	1,211,091	40,677		09/28/06	300
Shelbyville	TN	245,370	455,845	None	None	245,370	455,845	701,215	22,033		10/02/06	300
Trenton	TN	174,379	324,032	None	None	174,379	324,032	498,411	16,742		09/14/06	300
Allen	TX	165,000	306,771	None	None	165,000	306,771	471,771	103,791	07/09/99	05/28/99	300
Arlington	TX	560,000	1,040,667	None	None	560,000	1,040,667	1,600,667	15,608		08/28/07	300
Arlington	TX	536,130	996,532	None	None	536,130	996,532	1,532,662	14,946		08/28/07	300
Arlington	TX	269,284	500,766	None	None	269,284	500,766	770,050	7,510		08/28/07	300
Austin	TX	699,395	1,167,223	None	None	699,395	1,167,223	1,866,618	78,750	02/15/06	09/15/05	300
Austin	TX	976,803	1,361,281	None	None	976,803	1,361,281	2,338,084	59,314	10/23/06	06/19/06	300
Austin	TX	1,049,946	1,952,028	None	None	1,049,946	1,952,028	3,001,974	87,840		11/01/06	300
Bedford	TX	919,303	98,231	None	None	919,303	98,231	1,017,534	98,231		12/27/94	300
Cedar Park	TX	634,489	1,472,504	None	None	634,489	1,472,504	2,106,993	83,885	06/19/06	01/13/06	300
Coppell	TX	212,875	396,007	None	None	212,875	396,007	608,882	5,938		08/28/07	300
Crockett	TX	90,780	420,880	None	1,799	90,780	422,679	513,459	380,353		12/17/85	300
Dallas	TX	242,025	479,170	None	None	242,025	479,170	721,195	312,031		06/25/91	300
Dallas	TX	386,451	718,361	None	None	386,451	718,361	1,104,812	10,774		08/28/07	300
Dallas	TX	742,507	0	None	399	742,507	399	742,906	222		04/13/95	300
El Campo	TX	98,060	454,631	None	141	98,060	454,772	552,832	412,276		11/25/85	300
Ennis	TX	173,250	384,793	None	148	173,250	384,941	558,191	302,826		12/28/87	300
Fort Worth	TX	223,195	492,067	None	None	223,195	492,067	715,262	330,957		06/26/91	300
Fort Worth	TX	423,281	382,059	None	None	423,281	382,059	805,340	196,760		02/10/95	300
Gainesville	TX	89,220	413,644	20,713	143	89,220	434,500	523,720	400,287		12/18/84	300
Georgetown	TX	870,981	1,177,824	None	None	870,981	1,177,824	2,048,805	70,203	06/02/06	01/13/06	300
Grand Prairie	TX	280,000	520,197	None	None	280,000	520,197	800,197	7,803		08/28/07	300
Greenville	TX	909,311	1,690,848	None	None	909,311	1,690,848	2,600,159	76,087		11/01/06	300
Hillsboro	TX	75,992	352,316	6,801	322	75,992	359,439	435,431	338,765		08/01/84	300
Houston	TX	194,994	386,056	None	None	194,994	386,056	581,050	251,396		06/25/91	300
Houston	TX	184,175	364,636	None	None	184,175	364,636	548,811	237,448		06/25/91	300
Houston	TX	989,152	1,838,713	None	None	989,152	1,838,713	2,827,865	82,741		11/01/06	300
Houston	TX	962,500	1,788,491	None	None	962,500	1,788,491	2,750,991	26,825		08/28/07	300
Houston	TX	441,943	821,760	None	None	441,943	821,760	1,263,703	12,324		08/28/07	300
Houston	TX	335,664	624,233	None	None	335,664	624,233	959,897	9,362		08/28/07	300
Houston	TX	1,096,376	2,300,690	235,500	102,871	1,096,376	2,639,061	3,735,437	974,816		09/05/97	300
Hurst	TX	215,623	401,245	None	None	215,623	401,245	616,868	6,016		08/28/07	300
Irving	TX	1,500,411	2,156	None	None	1,500,411	2,156	1,502,567	420		02/05/03	300
Irving	TX	291,971	543,094	None	None	291,971	543,094	835,065	8,144		08/28/07	300
Killeen	TX	1,327,348	2,467,204	None	None	1,327,348	2,467,204	3,794,552	111,023		11/01/06	300
Killeen	TX	262,500	583,014	None	14,398	262,500	597,412	859,912	481,876		05/29/87	300
Lewisville	TX	448,000	832,667	None	None	448,000	832,667	1,280,667	12,488		08/28/07	300
Live Oak	TX	727,956	1,214,835	None	None	727,956	1,214,835	1,942,791	101,519	09/27/05	06/01/05	300
Longview	TX	1,231,857	2,289,864	None	None	1,231,857	2,289,864	3,521,721	103,043		11/01/06	300
Lufkin	TX	128,842	239,585	None	None	128,842	239,585	368,427	19,566		12/22/05	300
Lufkin	TX	105,904	490,998	None	5	105,904	491,003	596,907	447,007		10/08/85	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Lumberton	TX	111,146	206,720	None	None	111,146	206,720	317,866	16,882		12/22/05	300
Mesquite	TX	729,596	120,820	None	None	729,596	120,820	850,416	120,820		12/23/94	300
Mesquite	TX	984,909	1,831,268	None	None	984,909	1,831,268	2,816,177	82,405		11/01/06	300
Mesquite	TX	134,940	625,612	None	106	134,940	625,718	760,658	559,552		03/20/86	300
Mexia	TX	93,620	434,046	None	30	93,620	434,076	527,696	392,197		12/18/85	300
New Braunfels	TX	860,262	1,169,016	None	None	860,262	1,169,016	2,029,278	80,748	02/14/06	10/12/05	300
New Braunfels	TX	185,500	411,997	None	494	185,500	412,491	597,991	337,046		03/26/87	300
Orange	TX	93,560	433,768	18,143	2,052	93,560	453,963	547,523	394,216		12/10/85	300
Palestine	TX	825,066	1,534,394	None	None	825,066	1,534,394	2,359,460	69,046		11/01/06	300
Plano	TX	2,420,222	769	None	None	2,420,222	769	2,420,991	169	03/12/03	06/27/02	300
Plano	TX	840,000	1,560,819	None	None	840,000	1,560,819	2,400,819	23,410		08/28/07	300
Plano	TX	581,637	1,081,045	None	None	581,637	1,081,045	1,662,682	16,213		08/28/07	300
Porter	TX	227,067	333,031	None	None	227,067	333,031	560,098	171,511		02/09/95	300
San Antonio	TX	835,431	1,185,257	None	None	835,431	1,185,257	2,020,688	92,620	12/02/05	06/24/05	300
San Antonio	TX	690,443	1,109,136	None	None	690,443	1,109,136	1,799,579	89,263	10/24/05	06/27/05	300
San Antonio	TX	835,586	1,227,220	None	None	835,586	1,227,220	2,062,806	59,507	09/14/06	05/09/06	300
Santa Fe	TX	304,414	623,331	None	None	304,414	623,331	927,745	244,080		03/23/98	300
Sealy	TX	197,871	391,753	None	None	197,871	391,753	589,624	255,106		06/25/91	300
Spring	TX	378,654	704,206	None	None	378,654	704,206	1,082,860	10,561		08/28/07	300
Stafford	TX	214,024	423,733	None	None	214,024	423,733	637,757	275,930		06/26/91	300
Temple	TX	302,505	291,414	None	None	302,505	291,414	593,919	150,078		02/09/95	300
Temple	TX	797,574	1,193,813	None	None	797,574	1,193,813	1,991,387	63,785	09/14/06	04/07/06	300
Texarkana	TX	311,263	578,266	None	None	311,263	578,266	889,529	147,455		08/31/01	300
Vidor	TX	146,291	271,990	None	None	146,291	271,990	418,281	22,213		12/22/05	300
Waxahachie	TX	1,035,794	1,925,746	None	None	1,035,794	1,925,746	2,961,540	86,657		11/01/06	300
Waxahachie	TX	326,935	726,137	None	17,025	326,935	743,162	1,070,097	579,707		12/29/87	300
Cedar City	UT	130,000	296,544	10,839	3,962	130,000	311,345	441,345	301,556		08/04/83	180
Sandy	UT	635,945	884,792	None	148	635,945	884,940	1,520,885	426,323		12/22/95	300
Bluefield	VA	845,277	1,571,754	None	None	845,277	1,571,754	2,417,031	70,728		11/01/06	300
Chester	VA	541,628	1,008,534	None	None	541,628	1,008,534	1,550,162	15,116		08/30/07	300
Colonial Heights	VA	350,000	425,146	None	None	350,000	425,146	775,146	85,738		12/26/02	300
Danville	VA	751,055	1,396,772	None	None	751,055	1,396,772	2,147,827	62,854		11/01/06	300
Hampton	VA	805,000	1,495,800	None	None	805,000	1,495,800	2,300,800	22,435		08/28/07	300
Martinsville	VA	833,114	1,549,167	None	None	833,114	1,549,167	2,382,281	69,711		11/01/06	300
Midlothian	VA	421,479	785,401	None	None	421,479	785,401	1,206,880	11,769		08/30/07	300
Richmond	VA	326,265	608,575	None	None	326,265	608,575	934,840	9,117		08/30/07	300
Richmond	VA	385,000	717,654	None	None	385,000	717,654	1,102,654	10,753		08/30/07	300
Staunton	VA	867,684	1,613,368	None	None	867,684	1,613,368	2,481,052	72,600		11/01/06	300
Suffolk	VA	816,986	1,519,214	None	None	816,986	1,519,214	2,336,200	68,363		11/01/06	300
Williamsburg	VA	651,167	1,211,964	None	None	651,167	1,211,964	1,863,131	18,168		08/30/07	300
Woodbridge	VA	962,500	1,788,300	None	None	962,500	1,788,300	2,750,800	26,823		08/28/07	300
Bennington	VT	118,823	673,551	None	None	118,823	673,551	792,374	162,773		12/19/01	300
Brattleboro	VT	0	737,686	None	None	-	737,686	737,686	16,414		08/30/07	300
Rutland	VT	812,197	1,510,947	None	None	812,197	1,510,947	2,323,144	22,652		08/30/07	300
Williston	VT	0	1,197,230	None	None	-	1,197,230	1,197,230	22,339		08/30/07	300
Spokane	WA	479,531	646,719	None	None	479,531	646,719	1,126,250	253,246		03/27/98	300
Tacoma	WA	198,857	921,947	None	1,860	198,857	923,807	1,122,664	888,339		05/29/84	300
Grafton	WI	149,778	332,664	None	None	149,778	332,664	482,442	264,013		10/29/87	300
Green Bay	WI	308,131	572,756	None	None	308,131	572,756	880,887	44,866		01/11/06	300
Sturgeon Bay	WI	214,865	477,221	16,764	11,465	214,865	505,450	720,315	382,187		12/01/87	300
Parkersburg	WV	722,732	1,343,920	None	None	722,732	1,343,920	2,066,652	60,475		11/01/06	300
Laramie	WY	210,000	466,417	None	None	210,000	466,417	676,417	325,191		03/12/90	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Sporting Goods
Anchorage	AK	1,486,000	5,045,244	None	None	1,486,000	5,045,244	6,531,244	1,252,894		10/17/01	300
Mesa	AZ	984,890	1,535,927	None	None	984,890	1,535,927	2,520,817	53,757		02/12/07	300
Fresno	CA	1,650,000	3,321,244	None	None	1,650,000	3,321,244	4,971,244	824,767		10/17/01	300
Daytona Beach	FL	608,790	2,557,564	None	None	608,790	2,557,564	3,166,354	419,249	09/10/03	04/18/03	300
Fort Meyers	FL	1,695,000	2,025,554	None	None	1,695,000	2,025,554	3,720,554	503,009		10/17/01	300
Gainesville	FL	1,296,000	2,234,554	None	None	1,296,000	2,234,554	3,530,554	554,910		10/17/01	300
Melbourne	FL	994,000	4,076,554	None	None	994,000	4,076,554	5,070,554	1,012,340		10/17/01	300
Orlando	FL	1,197,000	2,573,554	None	None	1,197,000	2,573,554	3,770,554	639,095		10/17/01	300
Geneva	IL	2,082,000	1,838,888	None	None	2,082,000	1,838,888	3,920,888	456,651		10/17/01	300
Bowie	MD	2,084,000	3,046,888	None	None	2,084,000	3,046,888	5,130,888	756,638		10/17/01	300
Glendale	NY	5,559,686	4,447,566	None	None	5,559,686	4,447,566	10,007,252	541,121		12/29/04	300
Mechanicsburg	PA	2,101,415	3,902,912	None	None	2,101,415	3,902,912	6,004,327	956,212		11/08/01	300
El Paso	TX	700,000	2,501,244	None	None	700,000	2,501,244	3,201,244	621,134		10/17/01	300
Fredericksburg	VA	1,941,000	2,979,888	None	None	1,941,000	2,979,888	4,920,888	740,000		10/17/01	300

Theaters
Fairbanks	AK	2,586,879	9,575	None	None	2,586,879	9,575	2,596,454	2,697		09/27/00	300
Huntsville	AL	2,810,868	14,308	None	None	2,810,868	14,308	2,825,176	4,030		09/27/00	300
Naples	FL	2,618,441	8,979,199	None	None	2,618,441	8,979,199	11,597,640	2,618,913		09/27/00	300
Chamblee	GA	4,329,404	14,942	None	None	4,329,404	14,942	4,344,346	4,020		09/27/00	300
Edwardsville	IL	4,270,500	9,070,885	None	None	4,270,500	9,070,885	13,341,385	831,488		09/28/05	300
Lake in the Hills	IL	3,297,566	9,364,286	None	None	3,297,566	9,364,286	12,661,852	858,383		09/28/05	300
Marion	IL	832,500	3,499,885	None	None	832,500	3,499,885	4,332,385	320,813		09/28/05	300
Mattoon	IL	543,183	5,110,193	None	None	543,183	5,110,193	5,653,376	468,425		09/28/05	300
Pekin	IL	1,575,231	9,183,100	None	None	1,575,231	9,183,100	10,758,331	841,774		09/28/05	300
Rockford	IL	4,270,500	16,675,954	-1,779	None	4,270,500	16,674,175	20,944,675	1,528,619		09/28/05	300
Springfield	IL	3,151,838	10,404,452	None	None	3,151,838	10,404,452	13,556,290	953,732		09/28/05	300
Bloomington	IN	2,498,642	7,934,745	None	None	2,498,642	7,934,745	10,433,387	727,342		09/28/05	300
Columbus	IN	1,999,812	7,234,361	None	None	1,999,812	7,234,361	9,234,173	663,140		09/28/05	300
Indianapolis	IN	2,700,395	17,672,980	None	None	2,700,395	17,672,980	20,373,375	1,418,226		09/28/05	300
Terre Haute	IN	1,249,321	9,835,885	None	None	1,249,321	9,835,885	11,085,206	901,613		09/28/05	300
Coon Rapids	MN	2,460,040	14,964,514	None	None	2,460,040	14,964,514	17,424,554	1,371,737		09/28/05	300
Inver Grove	MN	2,863,272	15,274,237	None	None	2,863,272	15,274,237	18,137,509	1,400,129		09/28/05	300
Poplar Bluff	MO	1,106,618	4,872,502	None	None	1,106,618	4,872,502	5,979,120	446,636		09/28/05	300
Rockaway	NJ	8,634,576	14,679,774	None	None	8,634,576	14,679,774	23,314,350	615,684	10/13/06	04/13/05	300
Binghamton	NY	2,700,000	5,570,505	None	None	2,700,000	5,570,505	8,270,505	510,629		09/29/05	300
Akron	OH	1,511,018	1,386	None	None	1,511,018	1,386	1,512,404	390		09/27/00	300
Columbus	OH	2,103,351	5,161,550	None	None	2,103,351	5,161,550	7,264,901	1,058,105		11/01/02	300
Hillsboro	OR	4,915,032	16,377	None	None	4,915,032	16,377	4,931,409	4,613		09/27/00	300
Portland	OR	2,793,001	9,942	None	None	2,793,001	9,942	2,802,943	2,800		09/27/00	300
Fort Worth	TX	2,280,000	2,802,189	None	None	2,280,000	2,802,189	5,082,189	163,461		07/26/06	300
Laredo	TX	2,161,477	5,561,558	None	None	2,161,477	5,561,558	7,723,035	251,826	10/11/06	08/09/05	300
Longview	TX	2,887,500	5,363,826	None	None	2,887,500	5,363,826	8,251,326	438,046		12/21/05	300
Waco	TX	1,013,706	5,880,539	None	None	1,013,706	5,880,539	6,894,245	284,226		10/06/06	300
Glen Allen	VA	1,314,065	9,748,457	None	None	1,314,065	9,748,457	11,062,522	2,843,264		09/27/00	300
Sterling	VA	4,546,305	33,325	None	None	4,546,305	33,325	4,579,630	8,825		09/27/00	300
Marysville	WA	1,988,142	0	None	None	1,988,142	-	1,988,142	0		07/27/00	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Travel Plazas
Baltimore	MD	1,740,080	4,580,068	None	None	1,740,080	4,580,068	6,320,148	809,864	12/24/03	04/01/03	300

Video Rental
Birmingham	AL	392,795	865,115	None	357	392,795	865,472	1,258,267	356,091		09/30/97	300
Southington	CT	399,562	1,009,125	None	None	399,562	1,009,125	1,408,687	364,971		12/29/98	300
Port St. Lucie	FL	612,695	702,209	None	348	612,695	702,557	1,315,252	251,657	12/09/98	09/08/98	300
Tampa	FL	401,874	933,768	None	357	401,874	934,125	1,335,999	375,073		12/23/97	300
Atlanta	GA	652,551	763,360	None	218	652,551	763,578	1,416,129	276,123		12/18/98	300
Brunswick	GA	290,369	788,880	None	345	290,369	789,225	1,079,594	316,873		12/31/97	300
Norcross	GA	431,284	724,037	None	205	431,284	724,242	1,155,526	295,605		10/01/97	300
Plainfield	IN	453,645	908,485	None	173	453,645	908,658	1,362,303	361,769		01/30/98	300
Topeka	KS	285,802	966,286	None	146	285,802	966,432	1,252,234	388,130		12/19/97	300
Wichita	KS	289,714	797,856	None	146	289,714	798,002	1,087,716	291,240		11/23/98	300
Winchester	KY	355,474	929,177	None	173	355,474	929,350	1,284,824	354,636		06/30/98	300
Warren	MI	356,348	903,351	None	None	356,348	903,351	1,259,699	359,728		01/09/98	300
Centerville	OH	601,408	758,192	None	173	601,408	758,365	1,359,773	289,377		06/30/98	300
Dayton	OH	401,723	698,872	None	173	401,723	699,045	1,100,768	266,738		06/29/98	300
Forest Park	OH	328,187	921,232	None	173	328,187	921,405	1,249,592	373,086		11/14/97	300
Franklin	OH	337,572	777,943	None	173	337,572	778,116	1,115,688	312,401		12/30/97	300
Springboro	OH	261,916	897,489	None	173	261,916	897,662	1,159,578	333,579		09/21/98	300
Tulsa	OK	318,441	1,004,663	63,968	None	318,441	1,068,631	1,387,072	415,033		09/26/97	300
Bartlett	TN	420,000	674,437	None	2,102	420,000	676,539	1,096,539	232,660	05/12/99	02/23/99	300
Clarksville	TN	499,885	840,869	None	201	499,885	841,070	1,340,955	309,738		10/02/98	300
Columbia	TN	466,469	716,723	None	201	466,469	716,924	1,183,393	295,005		09/26/97	300
Hendersonville	TN	333,677	938,592	None	201	333,677	938,793	1,272,470	377,010		12/10/97	300
Jackson	TN	381,076	857,261	27,890	201	381,076	885,352	1,266,428	355,271		09/26/97	300
Memphis	TN	381,265	900,580	None	345	381,265	900,925	1,282,190	352,677		03/31/98	300
Murfreesboro	TN	406,056	886,293	None	201	406,056	886,494	1,292,550	364,812		09/26/97	300
Murfreesboro	TN	385,437	782,396	None	201	385,437	782,597	1,168,034	275,124		03/11/99	300
Smyrna	TN	302,372	836,214	None	201	302,372	836,415	1,138,787	344,204		09/02/97	300
Austin	TX	407,910	885,113	None	142	407,910	885,255	1,293,165	355,523		12/01/97	300
Beaumont	TX	326,041	834,895	None	57	326,041	834,952	1,160,993	342,783		09/05/97	300
Hurst	TX	373,084	871,163	None	13	373,084	871,176	1,244,260	329,590		07/29/98	300
Lubbock	TX	266,805	857,492	None	None	266,805	857,492	1,124,297	355,793		08/29/97	300
Woodway	TX	372,487	835,198	None	None	372,487	835,198	1,207,685	335,471		12/16/97	300
Hampton	VA	373,499	836,071	None	None	373,499	836,071	1,209,570	335,820		12/19/97	300
Virginia Beach	VA	551,588	797,260	None	None	551,588	797,260	1,348,848	314,820		02/23/98	300

Other
Escondido	CA	0	0	13,900	None	-	13,900	13,900	4,610		08/01/92	300
San Diego	CA	3,745,000	8,885,351	113,731	35,308	3,745,000	9,034,390	12,779,390	7,065,643	03/08/86	03/25/86	300
San Diego	CA	5,797,411	15,473,497	208,470	75,947	5,797,411	15,757,914	21,555,325	10,373,675	01/20/89	08/05/87	300
San Diego	CA	2,485,160	8,697,822	551,384	85,858	2,485,160	9,335,064	11,820,224	10,457,828	01/23/89	09/19/86	300
Venice	FL	259,686	362,562	4,535	None	259,686	367,097	626,783	163,204		11/26/96	300
Goshen	IN	115,000	533,165	10,000	6,290	115,000	549,455	664,455	476,473		07/07/86	300
Meridian	MS	181,156	515,598	75,460	6,128	181,156	597,186	778,342	236,306		11/26/96	300
Humble	TX	106,000	545,518	43,180	19,537	106,000	608,235	714,235	547,258		03/25/86	300
N. Richland Hills	TX	238,000	528,608	4,810	6,959	238,000	540,377	778,377	404,947		09/26/88	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6, 7 and 8)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Puyallup	WA	173,250	384,795	None	23,063	173,250	407,858	581,108	307,395		09/15/87	300
Redmond	WA	196,000	435,317	None	230	196,000	435,547	631,547	347,084		09/17/87	300
Tacoma	WA	189,000	419,777	None	19,263	189,000	439,040	628,040	336,642		08/25/87	300
		13,601,569	42,554,321	None	None	13,601,569	42,554,321	56,155,890
			398,197	None	61,696	-	459,893	459,893	422,863

		$1,127,140,869	$2,163,218,907	$1,891,148	$2,698,863	$1,127,140,869	$2,167,808,918	$3,294,949,787	$470,695,343

Note 1.	Two thousand two hundred fifty-nine of the properties are single-tenant retail outlets.

One property in Sheboygan, WI, one property in Lenexa, KS, one property in Humble, TX, one property in Escondido, CA, one property in Houston, TX, one property in Cedar Park, TX, one property in Cutler Ridge, FL, one property in Wilbraham, MA and three other properties in San Diego, CA are multi-tenant, distribution and office properties.

	All properties were acquired on an all cash basis except one; no encumbrances were outstanding for the periods presented.

Note 2.	The aggregate cost for federal income tax purposes is $3,094,840,394.

Note 3.	The following is a reconciliation of total real estate carrying value for the years ended December 31:							2007	2006	2005

	Balance at Beginning of Period							$ 2,882,410,454	$ 2,143,854,136	$ 1,709,223,380

	Additions During Period:
	Acquisitions							533,726,159	769,925,390	486,552,718
	Less amounts allocated to intangible assets that are included in Other Assets on
	our Consolidated Balance Sheets							(996,575)	(937,030)	(11,274,335)
	Equipment							100,500	4,810	3,400
	Improvements, Etc.							1,157,862	198,488	1,013,284
	Other (Leasing Costs)							613,593	760,443	570,665

		Total Additions						534,601,539	769,952,101	476,865,732

	Deductions During Period:
	Cost of Real Estate Sold							121,734,428	30,791,949	43,572,231
	Less amounts allocated to intangible assets that are included in Other Assets on
	our Consolidated Balance Sheets							0	(205,399)	(1,575,831)
	Cost of Equipment Sold							0	0	0
	Releasing costs							55,856	146,340	52,147
	Other (including Provisions for Impairment)							271,922	662,893	186,429

		Total Deductions						122,062,206	31,395,783	42,234,976

	Balance at Close of Period							$ 3,294,949,787	$ 2,882,410,454	$ 2,143,854,136

		2007	2006	2005
Note 4.	The following is a reconciliation of accumulated depreciation for the years ended:

	Balance at Beginning of Period	$ 397,329,170	$ 341,808,533	$ 302,513,558

	Additions During Period - Provision for Depreciation	76,089,713	58,602,612	45,880,667

	Deductions During Period:
	Accumulated depreciation of real estate and equipment sold	2,723,540	3,081,975	6,585,692

	Balance at Close of Period	$ 470,695,343	$ 397,329,170	$ 341,808,533

Note 5.	In 2007, provisions for impairment were recorded on two properties.
	In 2006, provisions for impairment were recorded on four properties.
	In 2005, provisions for impairment were recorded on four properties.

Note 6.	In 2005, at the end of a land lease to a restaurant tenant in Norman, OK , we acquired a building with a fair market value of $335,097.
	This building was previously owned by the tenant and we acquired it in a nonmonetary transaction.

Note 7.
In accordance with FASB 143 and FASB interpretation No. 47, we recorded in aggregate $238,680 in 2007 and $401,923 in 2005 to two buildings for the fair value of legal obligations to peform asset-retirement activities that are conditional on future events. These two properties are reported in the drug store industry and are located in Girard, PA and Slippery Rock, PA.

Note 8.	In 2006, we reduced the value of one building by $174,000 due to damage to the building, in the video rental industry.

	See report of independent registered public accounting firm.