Form 10-Q
period 2008-03-31
REALTY INCOME CORP
filed 2008-05-02
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008, or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

There were 101,297,237 shares of common stock outstanding as of April 23, 2008.

REALTY INCOME CORPORATION

Form 10-Q
March 31, 2008

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007
(dollars in thousands, except per share data)
	2008	2007
ASSETS	(unaudited)
Real estate, at cost:
Land	$1,166,234	$1,110,897
Buildings and improvements	2,259,449	2,127,897
	3,425,683	3,238,794
Less accumulated depreciation and amortization	(492,073)	(470,695)
Net real estate held for investment	2,933,610	2,768,099
Real estate held for sale, net	32,379	56,156
Net real estate	2,965,989	2,824,255
Cash and cash equivalents	13,343	193,101
Accounts receivable	8,312	7,142
Goodwill	17,206	17,206
Other assets, net	34,614	35,648
Total assets	$3,039,464	$3,077,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$15,936	$15,844
Accounts payable and accrued expenses	20,513	38,112
Other liabilities	11,728	15,304
Line of credit payable	--	--
Notes payable	1,470,000	1,470,000
Total liabilities	1,518,177	1,539,260

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share,
20,000,000 shares authorized, 13,900,000 shares issued
and outstanding in 2008 and 2007	337,790	337,790
Common stock and paid in capital, par value $1.00 per share,
200,000,000 shares authorized, 101,293,987 and 101,082,717
shares issued and outstanding in 2008 and 2007, respectively	1,546,180	1,545,037
Distributions in excess of net income	(362,683)	(344,735)
Total stockholders’ equity	1,521,287	1,538,092
Total liabilities and stockholders’ equity	$3,039,464	$3,077,352

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2008 and 2007
(dollars in thousands, except per share data)
(unaudited)

	2008	2007

REVENUE
Rental	$81,975	$69,178
Other	1,448	2,152
	83,423	71,330

EXPENSES
Interest	23,469	12,536
Depreciation and amortization	22,960	18,068
General and administrative	5,544	5,091
Property	1,263	861
Income taxes	398	245
	53,634	36,801
Income from continuing operations	29,789	34,529
Income (loss) from discontinued operations:
Real estate acquired for resale by Crest	(269)	1,705
Real estate held for investment	241	89
	(28)	1,794
Net income	29,761	36,323
Preferred stock cash dividends	(6,063)	(6,063)
Net income available to common stockholders	$23,698	$30,260

Basic and diluted amounts per common share, available to common stockholders:
Income from continuing operations	$0.24	$0.28
Net income	$0.24	$0.30
Weighted average common shares outstanding:
Basic	100,280,264	100,054,868
Diluted	100,365,576	100,276,300

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2008 and 2007
(dollars in thousands)(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,761	$36,323
Adjustments to net income:
Depreciation and amortization	22,960	18,068
(Income) loss from discontinued operations:
Real estate acquired for resale	269	(1,705)
Real estate held for investment	(241)	(89)
Gain on sales of land	(439)	(1,806)
Amortization of share-based compensation	1,143	823
Cash provided by (used in) discontinued operations:
Real estate acquired for resale	(581)	465
Real estate held for investment	36	155
Proceeds from sales of real estate acquired for resale	17,487	10,221
Change in assets and liabilities:
Accounts receivable and other assets	(171)	29
Accounts payable, accrued expenses and other liabilities	(22,111)	(8,133)
Net cash provided by operating activities	48,113	54,351
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties:
Continuing operations	439	2,471
Discontinued operations	369	446
Acquisition of and improvements to investment properties	(180,657)	(60,865)
Intangibles acquired in connection with acquisitions of
investment properties	(397)	(319)
Restricted escrow funds acquired in connection with
acquisitions of investment properties	--	(2,648)
Net cash used in investing activities	(180,246)	(60,915)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(41,554)	(38,329)
Cash dividends to preferred stockholders	(6,063)	(6,393)
Note issuance cost	(8)	--
Borrowings from lines of credit	--	69,900
Payments under lines of credit	--	(24,100)
Proceeds from other stock issuances	--	303
Proceeds from preferred stock offerings, net	--	9
Net cash provided by (used in) financing activities	(47,625)	1,390
Net decrease in cash and cash equivalents	(179,758)	(5,174)
Cash and cash equivalents, beginning of period	193,101	10,573
Cash and cash equivalents, end of period	$13,343	$5,399
For supplemental disclosures, see note 12.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)
1.	Management Statement

The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we” or “our”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim period presented. Certain of the 2007 balances have been reclassified to conform to the 2008 presentation.  Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 2007, which are included in our 2007 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.

At March 31, 2008, we owned 2,375 properties, located in 49 states, containing over 19.2 million leasable square feet, along with 15 properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”).  Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

2.	Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements

A.  The accompanying consolidated financial statements include the accounts of Realty Income, Crest and other entities for which we make operating and financial decisions (i.e., control), after elimination of all material intercompany balances and transactions.  All of Realty Income’s and Crest’s subsidiaries are wholly-owned.  We have no unconsolidated or off-balance sheet investments in variable interest entities.

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

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible.  We consider tenant specific issues such as financial stability and ability to pay rent when determining collectibility of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $879,000 at March 31, 2008 and $795,000 at December 31, 2007.

	March 31,	December 31,
D. Other assets consist of the following (dollars in thousands) at:	2008	2007
Deferred bond financing costs, net	$14,550	$14,940
Value of in place and above-market leases, net	11,342	11,211
Prepaid expenses	3,318	3,803
Corporate assets, net of accumulated depreciation and amortization	1,426	1,356
Settlements on treasury lock agreements	542	759
Unamortized credit line fees, net	305	434
Other items	3,131	3,145
	$34,614	$35,648

E. Accounts payable and accrued expenses consist of the	March 31,	December 31,
following (dollars in thousands) at:	2008	2007
Bond interest payable	$10,176	$24,987
Other items	10,337	13,125
	$20,513	$38,112

	March 31,	December 31,
F. Other liabilities consist of the following (dollars in thousands) at:	2008	2007
Rent received in advance	$6,110	$10,626
Security deposits	3,804	2,818
Value of in place below-market leases, net	1,814	1,860
	$11,728	$15,304

G.   Impact of Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  Statement No. 157 sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements.  Statement No. 157 is described in note 6 below.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.  Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  We have elected not to use the fair value measurement provisions of Statement No. 159 for any of our outstanding financial instruments or firm commitments.

In December 2007, the FASB issued Statement No. 141R (revised 2007), Business Combinations.  Effective January 1, 2009, Statement No. 141R will change the accounting treatment and disclosures for certain specific items in a business combination.  Under Statement No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  We do not expect Statement No. 141R to have an impact on our financial position or results of operations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements.  Statement No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Statement No. 160 is effective for us at the beginning of 2009.  We currently do not have any minority or noncontrolling interest in a subsidiary and we do not expect Statement No. 160 to have an impact on our consolidated financial statements; however, transactions between now and the adoption date of Statement No. 160 could have an impact on our financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133.  Statement No. 161 enhances required disclosures regarding derivatives and hedging activities to improve the transparency of financial reporting.  Statement No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Since we currently have not entered into any derivative instruments, we do not expect Statement No. 161 to have an impact on our financial position or results of operations.

3.	Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators.

A.  During the first three months of 2008, Realty Income invested $181.4 million in 106 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.7%.  These 106 properties are located in 14 states, will contain over 705,000 leasable square feet, and are 100% leased with an average lease term of 20.6 years.  The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.

In comparison, during the first three months of 2007, Realty Income invested $60.9 million in 11 new retail properties and properties under development.  These 11 properties are located in 10 states, contain over 345,000 leasable square feet, and are 100% leased with an average lease term of 18.4 years.

B.  During the first three months of 2008 and 2007, Crest did not invest in any new retail properties.

C.  Crest’s property inventory at March 31, 2008 consisted of 15 properties with a total investment of $39.0 million; of which, 14 properties ($31.7 million) are held for sale and one property ($7.3 million) is held for investment as we decided not to sell the property (see note 9).  At December 31, 2007, Crest’s property inventory consisted of 30 properties with a total investment of $56.2 million, all of which was held for sale.

D.  Of the $181.4 million invested by Realty Income in the first quarter of 2008, $10.0 million was used to acquire two properties with existing leases with retail tenants.  In accordance with Statement No. 141, Realty Income recorded $397,000 as the intangible value of the in place leases.  This amount is recorded to “other assets” on our consolidated balance sheets and amortized over the life of the leases.

Of the $60.9 million invested by Realty Income in the first quarter of 2007, $7.1 million was used to acquire one property with an existing lease with a retail tenant.  In accordance with Statement No. 141, Realty Income recorded $1.0 million as the intangible value of the in place lease and $689,000 as the intangible value of the below-market rents.  These amounts are recorded to “other assets” and “other liabilities,” respectively, on our consolidated balance sheets and are amortized over the life of the lease.

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

We did not utilize our credit facility during the first quarter of 2008.  The effective borrowing rate at March 31, 2008 was 3.8%. The average borrowing rate on our credit facility during the first quarter of 2007 was 6.0%.  Our current credit facility is subject to various leverage and interest coverage ratio limitations. We are and have been in compliance with these covenants.

Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.  We regularly review our credit facility and may seek to extend, renew or replace our credit facility to the extent we deem appropriate. We are currently in discussions with various lenders to determine whether we would rather renew our current facility for an additional year or enter into a new credit facility agreement.

5.	Notes Payable

Our senior unsecured note obligations consist of the following, sorted by maturity date at both March 31, 2008 and December 31, 2007 (dollars in millions):

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
$1,470.0

We anticipate paying off the notes due in 2008 and 2009 by using cash on hand, utilizing our credit facility or issuing new securities.

6.       Fair Value of Financial Assets and Liabilities

Statement No. 157 became effective for us at the beginning of 2008 and did not have an impact on our financial position or results of operations.  In February 2008, the FASB delayed the effective date of Statement No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the beginning of 2009.

Statement No. 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value.  Statement No. 157 also establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  A financial instrument’s categorization within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  This statement applies to fair value measurements that are already required or permitted by most existing FASB accounting standards.

We do not have any financial assets or liabilities that are measured at fair value as of March 31, 2008 on our consolidated balance sheets.  Additionally, we do not have any non-financial assets or liabilities that are measured or disclosed at fair value as of March 31, 2008.

We believe that the carrying values reflected in the consolidated balance sheets at March 31, 2008 and December 31, 2007 reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for notes payable.  In making these assessments, we used estimates.  The estimated fair value of the notes payable at March 31, 2008 is $1.345 billion and at December 31, 2007 is $1.413 billion, based upon the closing market price per note or indicative price per each note at March 31, 2008 and December 31, 2007, respectively.

7.	Gain on Sales of Real Estate Acquired for Resale by Crest

During the first quarter of 2008, Crest sold 15 properties for $17.5 million, which resulted in a gain of $2.7 million.  In comparison, during the first quarter of 2007, Crest sold five properties for $13.4 million, which resulted in a gain of $1.2 million.  In 2007, as part of one sale, Crest provided buyer financing of $3.1 million.  Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

8.	Gain on Sales of Investment Properties and Land by Realty Income

During the first quarter of 2008, we sold one investment property for $369,000, which resulted in a gain of $218,000.  The results of operations for this property have been reclassified to discontinued operations.  Additionally, we received proceeds from a sale of excess land from one property, which resulted in a gain of $439,000.  This gain is included in “other revenue” on our consolidated statements of income because the proceeds were associated with a property that continues to be owned as part of our core operations.

In comparison, during the first quarter of 2007, we sold one investment property for $446,000, which resulted in no gain. Information regarding this property has been reclassified to discontinued operations.  In addition, we sold excess land from three properties for $3.8 million, which resulted in a gain of $1.8 million.  The gain from the land sales is reported in “other revenue” on our consolidated statements of income because these properties continue to be owned as part of our core operations.

9.	Discontinued Operations

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Realty Income’s operations from two investment properties classified as held for sale at March 31, 2008, plus properties sold in 2008 and 2007, are reported as discontinued operations.  Their respective results of operations have been reclassified to “income (loss) from discontinued operations, real estate held for investment” on our consolidated statements of income.  We do not depreciate properties that are classified as held for sale.

Crest acquires properties with the intention of reselling them rather than holding them for investment and operating the properties.  Consequently, we typically classify properties acquired by Crest as held for sale at the date of acquisition and do not depreciate them.  In accordance with Statement No. 144, the operations of Crest’s properties are classified as “income (loss) from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income, except for one property which was classified as held for investment during the first quarter of 2008, as described below.

No debt was assumed by buyers of our investment properties, or repaid as a result of our investment property sales, and we do not allocate interest expense to discontinued operations related to real estate held for investment.  We allocate interest expense related to borrowings specifically attributable to Crest’s properties.  The interest expense amounts allocated to the Crest properties held for sale are included in “income (loss) from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

If circumstances arise, which were previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as real estate held for investment.  A property that is reclassified to held for investment is measured and recorded at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for investment, or (ii) the fair value at the date of the subsequent decision not to sell.

During the first quarter of 2008, we determined that one property, acquired by Crest in 2005, no longer met the held for sale criteria because we ceased efforts to sell the property.  As a result, investment in real estate of $7.3 million was reclassified from real estate held for sale to real estate held for investment on our consolidated balance sheet at March 31, 2008, and depreciation expense of $735,000 was recorded to our consolidated statement of income for the three months ended March 31, 2008.  The results of operations for the property are included in income from continuing operations on our consolidated statements of income.

Provisions for impairment of $2.4 million were recorded by Crest on two properties held for sale in the first quarter of 2008 and are included in “income (loss) from discontinued operations, real estate acquired for resale by Crest.”  The provisions for impairment recorded in the first quarter of 2008 reduced the carrying values to the estimated fair-market value of those properties, net of estimated selling costs.  These two properties were leased to a subsidiary of Buffets, Inc. (“Buffets”) and the leases were guaranteed by Buffets.  Buffets is a subsidiary of Buffets Holdings, Inc. (“Buffets Holdings”).  In January 2008, Buffets Holdings together with each of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U. S. Bankruptcy Code.  These two Crest properties and 12 Realty Income properties were rejected by Buffets Holdings in February 2008 and returned to us.  No provisions for impairment were recorded by Crest in the first quarter of 2007.

The following is a summary of Crest’s “income (loss) from discontinued operations, real estate acquired for resale” on our consolidated statements of income (dollars in thousands):
Crest’s income (loss) from discontinued operations, real estate acquired for resale	Three months ended 3/31/08	Three months ended 3/31/07
Gain on sales of real estate acquired for resale	$2,706	$1,240
Rental revenue	878	2,721
Other revenue	71	6
Interest expense	(549)	(2,004)
General and administrative expense	(162)	(103)
Property expenses	(11)	(5)
Provisions for impairment	(2,394)	--
Income taxes	(808)	(150)
Income (loss) from discontinued operations, real estate acquired for resale by Crest	$(269)	$1,705

The following is a summary of Realty Income’s “income from discontinued operations, from real estate held for investment” on our consolidated statements of income (dollars in thousands):
Realty Income’s income from discontinued operations, real estate held for investment	Three months ended 3/31/08	Three months ended 3/31/07
Gain on sales of investment properties	$218	$--
Rental revenue	48	169
Depreciation and amortization	(13)	(66)
Property expenses	(12)	(14)
Income from discontinued operations, real estate held for investment	$241	$89

The following is a summary of our total discontinued operations (dollars in thousands, except per share data):
	Three months ended 3/31/08	Three months ended 3/31/07
Real estate acquired for resale by Crest	$(269)	$1,705
Real estate held for investment	241	89
Income (loss) from discontinued operations	$(28)	$1,794
Per common share, basic and diluted	$0.00	$0.02

10.   Distributions Paid and Payable

A.  Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of the monthly distributions paid per common share for the first three months of 2008 and 2007:

Month	2008	2007
January	$0.13675	$0.12650
February	0.13675	0.12650
March	0.13675	0.12650
Total	$0.41025	$0.37950

At March 31, 2008, a distribution of $0.137375 per common share was payable and was paid in April 2008.

B.  Preferred Stock

In 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E cumulative redeemable preferred stock.  Beginning December 7, 2011, the Class E preferred shares are redeemable, at our option, for $25 per share.  During the first quarter of 2008, we paid three monthly dividends to holders of our Class E preferred stock totaling $0.421875 per share, or $3.7 million, and at March 31, 2008 a monthly dividend of $0.140625 per share was payable and was paid in April 2008.  During the first quarter of 2007, we paid three monthly dividends to holders of our Class E preferred stock totaling $0.459375 per share, or $4.0 million.  In January 2007, we paid the first Class E preferred dividend of $0.178125, which covered a period of 38 days.

In 2004, we issued 5.1 million shares of 7.375% Monthly Income Class D cumulative redeemable preferred stock.  Beginning May 27, 2009, the Class D preferred shares are redeemable, at our option, for $25 per share.  During the first quarters of 2008 and 2007, we paid three monthly dividends to holders of our Class D preferred stock totaling $0.4609377 per share, or $2.4 million, and at March 31, 2008 a monthly dividend of $0.1536459 per share was payable and was paid in April 2008.

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

The following is a reconciliation of the denominator of basic net income per common share computation to the denominator of diluted net income per common share computation:
	Three months ended 3/31/08	Three months ended 3/31/07
Weighted average shares used for the basic net income per share computation	100,280,264	100,054,868
Incremental shares from share-based compensation	85,312	221,432
Adjusted weighted average shares used for diluted net income per share computation	100,365,576	100,276,300
Unvested shares from share-based compensation that were anti-dilutive	646,758	400

No stock options were anti-dilutive for the three months ended March 31, 2008 and 2007.

12.	Supplemental Disclosures of Cash Flow Information

Interest paid in the first three months of 2008 was $38.1 million and in the first three months of 2007 was $21.5 million.

Interest capitalized to properties under development in the first three months of 2008 was $14,000 and in the first three months of 2007 was $226,000.

Income taxes paid by Realty Income and Crest in the first three months of 2008 totaled $755,000 and in the first three months of 2007 totaled $1.2 million.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  Share-based compensation expense for the first three months of 2008 was $1.1 million and for the first three months of 2007 was $823,000.

B.  See note 9 for a discussion of impairments recorded by Crest in the first quarter of 2008.

C.  Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $981,000 at March 31, 2008.

D.  In the first three months of 2007, Crest sold a property for $4.1 million and received a note of $3.1 million from the buyer, which is included in “other assets” on our consolidated balance sheets.

E.  In the first three months of 2007, Realty Income sold a portion of excess land from one property for $1.4 million, which was held in a temporary escrow account.

F.  In connection with the acquisition of seven properties during the first three months of 2007, we acquired restricted escrow funds totaling $2.6 million.  We only had limited rights regarding the use of these funds.  During the remainder of 2007, all of these funds were invested in improvements to these seven properties.

G.  Distributions payable on our balance sheets are comprised of the following declared distributions as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	2008	2007
Common stock distributions	$13,915	$13,823
Preferred stock dividends	2,021	2,021

13.	Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 31 industry and activity segments (including properties owned by Crest that are grouped together as a segment). All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of March 31, 2008 (dollars in thousands):

	Revenue
For the quarters ended March 31,	2008	2007
Segment rental revenue(1):
Automotive service	$4,001	$3,700
Automotive tire services	5,483	5,282
Child care	6,335	6,078
Convenience stores	11,738	9,632
Drug stores	2,879	1,941
Health and fitness	4,522	3,015
Motor vehicle dealerships	2,552	2,363
Restaurants	19,370	13,394
Theaters	7,182	6,514
22 non-reportable segments	17,913	17,259
Total rental revenue	81,975	69,178
Other revenue	1,448	2,152
Total revenue	$83,423	$71,330

(1) Crest’s revenue appears in “income (loss) from discontinued operations, real estate acquired for resale by Crest” and is not included in this table, which covers revenue but does not include revenue classified as part of income (loss) from discontinued operations.  Rental revenue from one Crest property held for investment has been included.

	March 31,	December 31,
Assets, as of:	2008	2007
Segment net real estate:
Automotive service	$109,322	$110,100
Automotive tire services	212,130	212,747
Child care	90,219	91,178
Convenience stores	482,061	408,119
Drug stores	149,156	100,154
Health and fitness	171,112	169,109
Motor vehicle dealerships	107,240	101,887
Restaurants	773,486	776,973
Theaters	304,156	267,413
22 other non-reportable segments	567,107	586,575
Total segment net real estate	2,965,989	2,824,255
Other intangible assets – Drug stores	7,223	6,988
Other intangible assets – Theaters	2,419	2,496
Other intangible assets – Grocery stores	950	962
Other intangible assets – Automotive tire services	750	765
Other corporate assets	62,133	241,886
Total assets	$3,039,464	$3,077,352

14.	Common Stock Incentive Plan

In 2003, our Board of Directors adopted, and our stockholders approved, the 2003 Incentive Award Plan of Realty Income Corporation (the “Stock Plan”) to enable us to attract and retain the services of directors, employees and consultants, which we consider to be essential to our long-term success.  The Stock Plan offers our directors, employees and consultants an opportunity to own stock in Realty Income and/or rights that will reflect our growth, development and financial success.  The Stock Plan was amended and restated by our Board of Directors in February 2006 and in May 2007.

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

The amount of share-based compensation costs charged against income during the first quarter of 2008 was $1.1 million and during the first quarter of 2007 was $823,000.

The following table summarizes our common stock grant activity under our Stock Plan.  Our common stock grants vest over periods ranging from immediately to 10 years.
	For the three months ended March 31, 2008		For the year ended December 31, 2007
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)
Outstanding nonvested
shares, beginning of year	994,572	$19.46	868,726	$17.96
Shares granted	212,047	27.01	276,631	27.64
Shares vested	(128,295)	21.53	(149,284)	20.94
Shares forfeited	(777)	25.20	(1,501)	24.81
Outstanding nonvested shares, end of each period	1,077,547	$22.20	994,572	$19.46
(1) Grant date fair value.

During the first quarter of 2008, we issued 212,047 shares of common stock under our Stock Plan. These shares vest over the following service periods: 350 vested upon grant, 16,000 vest over a service period of one year, 156 vest over a service period of two years, 3,681 vest over a service period of four years, 91,153 vest over a service period of five years and 100,707 vest over a service period of 10 years.

As of March 31, 2008, the remaining unamortized share-based compensation expense totaled $23.9 million, which is being amortized on a straight-line basis over the service period of each applicable award.

The effect of pre-vesting forfeitures on our recorded expense has historically been negligible.  Any future pre-vesting forfeitures are also expected to be negligible and we will record the benefit related to such forfeitures as they occur.  Under the terms of our Stock Plan, we pay non-refundable dividends to the holders of our nonvested shares.  Under Statement No. 123R, the dividends paid to holders of these nonvested shares should be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest.  Given the negligible historical and prospective forfeiture rate determined by us, we did not record any amount to compensation expense related to dividends paid in 2008 or 2007, nor do we expect to record any amounts in future periods.

No stock options were granted after January 1, 2002 and all outstanding options were fully vested as of December 31, 2006.  Stock options were granted with an exercise price equal to the underlying stock’s fair market value at the date of grant.  Stock options expire ten years from the date they were granted and vested over service periods of one, three, four or five years.  As of March 31, 2008, there were 45,007 vested stock options outstanding and exercisable with a weighted average exercise price of $12.71.  No stock options were exercised or forfeited in the first quarter of 2008.

15.	Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At March 31, 2008, we have committed $5.2 million under construction contracts.  These costs are expected to be paid in the next 12 months.  In addition, we also have contingent payments for tenant improvements and leasing costs of $659,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including documents incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended. When used in this quarterly report, the words “estimated”, “anticipated”, “expect”, “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

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

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. Our portfolio management focus includes:

•	Contractual rent increases on existing leases;
•	Rent increases at the termination of existing leases, when market conditions permit; and
•	The active management of our property portfolio, including re-leasing vacant properties and selectively selling properties.

In acquiring additional properties, we adhere to a focused strategy of primarily acquiring properties that are:

•	Freestanding, single-tenant, retail locations;
•	Leased to regional and national retail chains; and
•	Leased under long-term, net-lease agreements.

At March 31, 2008, we owned a diversified portfolio:

•	Of 2,375 retail properties;
•	With an occupancy rate of 97.4%, or 2,314 properties occupied of the 2,375 properties in the portfolio;
•	With only 61 properties available for lease;
•	Leased to 119 different retail chains doing business in 30 separate retail industries;
•	Located in 49 states;
•	With over 19.2 million square feet of leasable space; and
•	With an average leasable retail space per property of approximately 8,100 square feet.

Of the 2,375 properties in the portfolio, 2,364, or 99.5%, are single-tenant, retail properties and the remaining 11 are multi-tenant properties. At March 31, 2008, 2,304 of the 2,364 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 13.2 years.

In addition, at March 31, 2008, our wholly-owned taxable REIT subsidiary, Crest, had invested
$39.0 million in 15 properties, of which $31.7 million is classified as held for sale and $7.3 million is classified as held for investment.  Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

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

Credit Strategy
We generally provide sale-leaseback financing to less than investment grade retail chains.  We typically acquire and lease back properties to regional and national retail chains and believe that within this market we can achieve an attractive risk-adjusted return on the financing we provide to retailers.  Since 1970, our overall weighted average occupancy rate at the end of each year has been 98.5%, and the occupancy rate at the end of each year has never been below 97%.

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

RECENT DEVELOPMENTS

Acquisitions During the First Quarter of 2008
During the first quarter of 2008, Realty Income invested $181.4 million in 106 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.7%. These 106 properties are located in 14 states, will contain over 705,000 leasable square feet, and are 100% leased with an average lease term of 20.6 years.  The 106 new properties acquired by Realty Income are net-leased to eight different retail chains in the following seven industries: automotive tire service, convenience store, drug store, financial service, motor vehicle dealership, restaurant and theater.  There were no acquisitions by Crest in the first quarter of 2008.

At March 31, 2008, Realty Income had invested $2.9 million in three properties that were leased and being developed by the tenant (with development costs funded by Realty Income).  Rent on these properties is scheduled to begin at various times during the next twelve months.  At March 31, 2008, we had outstanding commitments to pay estimated unfunded development costs totaling approximately
$5.2 million.

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

Investments in Existing Properties
In the first quarter of 2008, we capitalized costs of $685,000 on existing properties in our portfolio, consisting of $131,000 for re-leasing costs and $554,000 for building improvements.

Net Income Available to Common Stockholders
Net income available to common stockholders was $23.7 million in the first quarter of 2008 versus $30.3 million in the same quarter of 2007, a decrease of $6.6 million. On a diluted per common share basis, net income was $0.24 per share in the first quarter of 2008 compared to $0.30 in the first quarter of 2007.

The calculation to determine net income available to common stockholders includes gains from the sales of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized during the first quarter of 2008 from the sale of an investment property and from the additional proceeds received from a previous period sale of excess land was $657,000, as compared to a $1.8 million gain recognized from the sales of investment properties for the first quarter of 2007.

Funds from Operations (FFO)
In the first quarter of 2008, our FFO decreased by $602,000, or 1.3%, to $45.9 million versus $46.5 million in the first quarter of 2007.  On a diluted per common share basis, FFO was $0.46 in the first quarters of 2008 and 2007.

See our discussion of FFO later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of net income available to common stockholders to FFO.

Crest’s Property Sales
During the first quarter of 2008, Crest sold 15 properties from its inventory for an aggregate of $17.5 million, which resulted in a gain of $2.7 million.  Crest’s gains are included in “income (loss) from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Crest’s Property Inventory
At March 31, 2008, Crest had $39.0 million invested in 15 properties.  At December 31, 2007, Crest’s property inventory totaled $56.2 million in 30 properties.  These properties are included in “real estate held for sale, net” on our consolidated balance sheets, except for the $7.3 million at March 31, 2008 that is classified as held for investment.

Increases in Monthly Distributions to Common Stockholders
We continue our 39-year policy of paying distributions monthly.  Monthly distributions per share were increased in April 2008 by $0.000625 to $0.137375.  The increase in April 2008 was our 42nd consecutive quarterly increase and the 48th increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In the first three months of 2008, we paid three monthly cash distributions per share in the amount of $0.13675, totaling $0.41025. In March 2008 and April 2008, we declared distributions of $0.137375 per share, which were paid in April 2008 and will be paid in May 2008, respectively.

The monthly distribution of $0.137375 per share represents a current annualized distribution of $1.6485 per share, and an annualized distribution yield of approximately 6.1% based on the last reported sale price of our common stock on the NYSE of $27.00 on April 23, 2008. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our retail properties. We intend to retain an appropriate amount of cash as working capital. At March 31, 2008, we had cash and cash equivalents totaling $13.3 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future.  We intend, however, to use additional sources of capital to fund property acquisitions and to repay future borrowings under our credit facility.

$300 Million Acquisition Credit Facility
We have a $300 million revolving, unsecured credit facility that expires in October 2008, unless extended as provided for in the credit facility agreement.  Since May 2007, our investment grade credit ratings have provided for financing under the credit facility at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 60 basis points with a facility fee of 15 basis points, for all-in drawn pricing of 75 basis points over LIBOR.  At April 23, 2008, we had a borrowing capacity of $300 million available on our credit facility and no outstanding balance.

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

We regularly review our credit facility and may seek to extend, renew or replace our credit facility, to the extent we deem appropriate.  We have the right to extend the credit facility for an additional term of one year (to October 2009).  We are currently in discussions with various lenders to determine whether we would rather renew our current facility for an additional year or enter into a new credit facility.

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

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At April 23, 2008, our total outstanding credit facility borrowings and outstanding notes were $1.47 billion or approximately 32.3% of our total market capitalization of $4.55 billion.

We define our total market capitalization at April 23, 2008 as the sum of:

•	Shares of our common stock outstanding of 101,297,237 multiplied by the last reported sales price of our common stock on the NYSE of $27.00 per share on April 23, 2008, or $2.74 billion;
•	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
•	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million; and
•	Outstanding notes of $1.47 billion.

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

Credit Agency Ratings
We are currently assigned investment grade corporate credit ratings on our senior unsecured notes.   Fitch Ratings has assigned a rating of BBB+, Moody’s Investors Service has assigned a rating of Baa1 and Standard & Poor’s Ratings Group has assigned a rating of BBB to our senior notes. The rating by Standard & Poor’s has a “positive” outlook and the ratings by Fitch and Moody’s have “stable” outlooks.

We have also been assigned investment grade credit ratings on our preferred stock. Fitch Ratings has assigned a rating of BBB, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BBB- to our preferred stock.  The rating by Standard & Poor’s has a “positive” outlook and the ratings by Fitch and Moody’s have “stable” outlooks.

The credit ratings assigned to us could change based upon, among other things, our results of operations and financial condition.  These ratings are subject to ongoing evaluation by credit rating agencies and we cannot assure you that any rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant.  Moreover, a rating is not a recommendation to buy, sell or hold our debt securities, preferred stock or common stock.

Notes Outstanding
Our senior unsecured note obligations consist of the following as of March 31, 2008, sorted by maturity date (dollars in millions):

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

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes.  These calculations, which are not based on GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance.  The actual amounts as of March 31, 2008 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60%	42.1%
Limitation on incurrence of secured debt	≤ 40%	0.0%
Debt service coverage (trailing 12 months)	≥ 1.5 x	3.9	x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	238%

The following table summarizes the payments of each of our obligations as of March 31, 2008 (dollars in millions):

Table of Obligations
				Ground	Ground
				Leases	Leases
				Paid by	Paid by
Year of	Credit			Realty	Our
Maturity	Facility (1)	Notes	Interest (2)	Income(3)	Tenants(4)	Other (5)	Totals
2008	$--	$100.0	$68.2	$0.1	$2.7	$5.9	$176.9
2009	--	20.0	82.5	0.1	3.6	--	106.2
2010	--	--	82.4	0.1	3.5	--	86.0
2011	--	--	82.4	0.1	3.5	--	86.0
2012	--	--	82.4	0.1	3.4	--	85.9
Thereafter	--	1,350.0	505.9	0.9	43.1	--	1,899.9
Totals	$--	$1,470.0	$903.8	$1.4	$59.8	$5.9	$2,440.9

(1) There was no outstanding credit facility balance on April 23, 2008.
(2) Interest on the credit facility and notes has been calculated based on outstanding balances as of March 31, 2008 through their respective maturity dates.
(3) Realty Income currently pays the ground lessors directly for the rent under the ground leases. A majority of this rent is reimbursed to Realty Income as additional rent from our tenants.

(4) Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases.  In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(5) “Other” consists of $5.2 million of commitments under construction contracts and $659,000 of contingent payments for tenant improvements and leasing costs.

Our credit facility and note obligations are unsecured.  Accordingly, we have not pledged any assets as collateral for these obligations.

We anticipate paying off the notes due in 2008 and 2009 by using cash on hand, utilizing our credit facility or issuing new securities.

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

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains). In 2007, our cash distributions totaled $182.2 million, or approximately 113.6% of our estimated REIT taxable income of $160.4 million. Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization.  Our estimated REIT taxable income is a non-GAAP financial measure presented to show our compliance with REIT distribution requirements and is not a measure of our liquidity or performance.

We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Our cash distributions to common stockholders for the first three months of 2008 totaled $41.6 million, representing 90.6% of our funds from operations available to common stockholders of $45.9 million.  In comparison, our 2007 cash distributions to common stockholders totaled $157.7 million, representing 83.1% of our funds from operations available to common stockholders of $189.7 million.

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

Matters Pertaining to a Certain Tenant

On January 22, 2008, Buffets Holdings, Inc. (“Buffets Holdings”) together with each of its subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Realty Income owned 116 properties and Crest owned three properties leased to subsidiaries of Buffets, Inc. (”Buffets”) and guaranteed by Buffets.  Buffets is a subsidiary of Buffets Holdings.  In February 2008, Buffets Holdings elected to reject the leases for 12 properties owned by Realty Income and two properties owned by Crest, and returned those 14 properties to us.  As of March 31, 2008, the annualized rent from these 14 stores previously leased to Buffets was approximately $2.8 million.  We believe that the demand in the market for these 14 properties will allow us to find suitable replacement tenants within the next 12 months.  Through April 2008, Buffets is current on its rental obligations for the remaining properties owned by Realty Income and Crest.  However, there can be no assurance that Buffets will continue to pay rent for the remainder of the lease term for its remaining properties.  Based on our analysis of the Buffets locations owned by Realty Income, we believe that the Chapter 11 filing will not have a material adverse affect on our operations and financial position.

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

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting polices. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation of buildings and improvements is computed using the straight–line method over an estimated useful life of 25 years. If we use a shorter or longer estimated useful life it could have a material impact on our results of operations. We believe that 25 years is an appropriate estimate of useful life. No depreciation has been recorded on Crest’s properties that are classified as held for sale.

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

The following is a comparison of our results of operations for the three months ended March 31, 2008 to the three months ended March 31, 2007.

Rental Revenue
Rental revenue was $82.0 million for the first quarter of 2008 versus $69.2 million for the first quarter of 2007, an increase of $12.8 million, or 18.5%.  The increase in rental revenue in the first quarter of 2008 compared to the first quarter of 2007 is primarily attributable to:

•	The 106 retail properties acquired by Realty Income in 2008, which generated $1.3 million of rent in the first quarter of 2008;
•
The 325 retail properties acquired by Realty Income in 2007, which generated $9.9 million of rent in the first quarter of 2008 compared to $304,000 in the first quarter of 2007, an increase of $9.6 million;

•	Same store rents generated on 1,816 properties during the entire first quarters of 2008 and 2007 increased by $959,000, or 1.5%, to $65.9 million from $64.9 million;
•
An increase of $227,000 relating to the aggregate of (i) development properties acquired before 2007 that started paying rent in 2007, (ii) properties that were vacant during part of 2008 or 2007, (iii) properties sold during 2008 and 2007 and (iv) lease termination settlements.  These items totaled $3.86 million, in aggregate, in the first quarter of 2008 compared to $3.65 million in the same quarter of 2007; and

•	An increase in straight-line rent and other non-cash adjustments to rent of $613,000 in the first quarter of 2008 as compared to the first quarter of 2007.

Of the 2,375 properties in the portfolio at March 31, 2008, 2,364, or 99.5%, are single-tenant properties and the remaining 11 are multi-tenant properties. Of the 2,364 single-tenant properties, 2,304, or 97.5%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 13.2 years at March 31, 2008. Of our 2,304 leased single-tenant properties, 2,100, or 91.1%, were under leases that provide for increases in rents through:

•	Primarily base rent increases tied to a consumer price index;
•	Fixed increases;
•	To a lesser degree, overage rent based on a percentage of the tenants’ gross sales; or
•	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $691,000 in the first quarter of 2008 and $162,000 in the first quarter of 2007. Percentage rent in the first quarter of 2008 was less than 1% of rental revenue and we anticipate percentage rent to continue to be less than 1% of rental revenue for 2008.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At March 31, 2008, our portfolio of 2,375 retail properties was 97.4% leased with 61 properties available for lease, one of which is a multi-tenant property.

As of April 23, 2008, transactions to lease or sell 26 of the 61 properties available for lease at
March 31, 2008 were underway or completed. We anticipate these transactions will be completed during the next several months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Interest Expense
Interest expense was $10.9 million higher in the first quarter of 2008 than in the first quarter of 2007, primarily due to higher average outstanding balances and higher interest rates related to our average outstanding borrowings.  We issued $550 million of 12-year notes in September 2007 which contributed to the increase in average outstanding balances and higher average interest rates on our debt.

The following is a summary of the components of our interest expense (dollars in thousands):
	Three months ended 3/31/08	Three months ended 3/31/07
Interest on our credit facility and notes	$23,061	$13,913
Interest included in discontinued operations
from real estate acquired for resale by Crest	(549)	(2,004)
Amortization of settlements on treasury lock
agreement	218	218
Credit facility commitment fees	114	114
Amortization of credit facility origination costs and
deferred bond financing costs	639	521
Interest capitalized	(14)	(226)
Interest expense	$23,469	$12,536

Credit facility and notes outstanding	Three months ended 3/31/08	Three months ended 3/31/07
Average outstanding balances (dollars in thousands)	$1,470,000	$928,971
Average interest rates	6.28%	6.07%

At April 23, 2008, the weighted average interest rate on our notes payable of $1.47 billion was 6.28% and the average interest rate on our credit line was 3.76%.  There was no outstanding balance on our credit line at April 23, 2008.

Interest Coverage Ratio
Our interest coverage ratio for the first quarter of 2008 was 3.2 times and for the first quarter of 2007 was 4.6 times.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities on our consolidated statements of cash flows to our interest coverage amount (dollars in thousands):

	Three months ended 3/31/08	Three months ended 3/31/07
Net cash provided by operating activities	$48,113	$54,351
Interest expense	23,469	12,536
Interest expense included in discontinued operations(1)	549	2,004
Income taxes	398	245
Income taxes included in discontinued operations(1)	808	150
Proceeds from sales of real estate acquired for resale(1)	(17,487)	(10,221)
Crest provisions for impairment(1)	(2,394)	--
Gain on sales of real estate acquired for resale(1)	2,706	1,240
Amortization of share-based compensation	(1,143)	(823)
Changes in assets and liabilities:
Accounts receivable and other assets	171	(29)
Accounts payable, accrued expenses and other liabilities	22,111	8,133
Interest coverage amount	$77,301	$67,586
Divided by interest expense(2)	$24,018	$14,539
Interest coverage ratio	3.2	4.6

(1)   Crest activities.
(2)  Includes interest expense recorded to “income (loss) from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for the first quarter of 2008 was 2.6 times and for the first quarter of 2007 was 3.3 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):
	Three months ended 3/31/08	Three months ended 3/31/07
Interest coverage amount	$77,301	$67,586
Divided by interest expense plus preferred stock dividends(1)	$30,081	$20,602
Fixed charge coverage ratio	2.6	3.3

(1) Includes interest expense recorded to “income (loss) from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Depreciation and Amortization
For the first quarter of 2008, depreciation and amortization was $23.0 million as compared to $18.1 million in the first quarter of 2007. The increase in depreciation and amortization in 2008 was primarily due to the acquisition of properties in 2008 and 2007, which was partially offset by property sales in these years.  Depreciation for the first quarter of 2008 includes $735,000 related to one Crest property that was reclassified from held for sale to held for investment during the first quarter of 2008.  As discussed in the section entitled “Funds from Operations Available to Common Stockholders,” depreciation and amortization is a non-cash item that is excluded from our calculation of FFO.

General and Administrative Expenses
General and administrative expenses increased by $453,000 to $5.5 million in the first quarter of 2008 as compared to $5.1 million in the first quarter of 2007.  In the first quarter of 2008, general and administrative expenses as a percentage of total revenue were 6.6% as compared to 7.1% in the first quarter of 2007.  General and administrative expenses increased in total dollars during the first quarter of 2008 primarily due to increases in employee costs.  We anticipate that in the remainder of 2008, general and administrative expenses as a percentage of total revenue will remain flat or decrease.

In April 2008 and 2007, we had 73 permanent employees.

Property Expenses
Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At March 31, 2008, 61 properties were available for lease, as compared to 48 at December 31, 2007 and 24 at March 31, 2007.

Property expenses were $1.3 million in the first quarter of 2008 and $861,000 in the first quarter of 2007.  The increase in property expenses in the first quarter of 2008 is primarily attributable to an increase in bad debt expense and maintenance, utilities, property taxes and legal fees associated with vacant properties.

Income Taxes
Income taxes were $398,000 in the first quarter of 2008 as compared to $245,000 in the first quarter of 2007.  These amounts are for city and state income taxes paid by Realty Income.  The increase in the first quarter of 2008 is due primarily to an increase in rental revenue resulting in higher city and state income tax expense and higher state tax rates.

In addition, Crest incurred state and federal income taxes of $808,000 in the first quarter of 2008 as compared to $150,000 in the first quarter of 2007.  The increase in Crest’s 2008 income taxes, in comparison to 2007, is due to higher taxable income, primarily attributable to higher gain on sales of real estate acquired for resale and lower interest expense.  These amounts are included in “income (loss) from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Discontinued Operations
Crest acquires properties with the intention of reselling them rather than holding them as investments and operating the properties.  Consequently, we typically classify properties acquired by Crest as held for sale at the date of acquisition and do not depreciate them.  The operations of Crest’s properties are classified as “income (loss) from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income, except for one property which was classified as held for investment during the first quarter of 2008.

If we decide not to sell a property previously classified as held for sale, the property is reclassified as real estate held for investment.  A property that is reclassified to held for investment is measured and recorded at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for investment, or (ii) the fair value at the date of the subsequent decision not to sell.

During the first quarter of 2008, we determined that one property, acquired by Crest in 2005, no longer met the held for sale criteria because we ceased efforts to sell the property.  As a result, investment in real estate of $7.3 million was reclassified from real estate held for sale to real estate held for investment on our consolidated balance sheet at March 31, 2008, and depreciation expense of $735,000 was recorded to our consolidated statement of income for the three months ended March 31, 2008.  The results of operations for the property are included in income from continuing operations on our consolidated statements of income.

The following is a summary of Crest’s “income (loss) from discontinued operations, real estate acquired for resale” on our consolidated statements of income (dollars in thousands, except per share data):

Crest’s income (loss) from discontinued operations, real estate acquired for resale	Three months ended 3/31/08	Three months ended 3/31/07
Gain on sales of real estate acquired for resale	$2,706	$1,240
Rental revenue	878	2,721
Other revenue	71	6
Interest expense	(549)	(2,004)
General and administrative expense	(162)	(103)
Property expenses	(11)	(5)
Provisions for impairment	(2,394)	--
Income taxes	(808)	(150)
Income (loss) from discontinued operations, real estate acquired for resale by Crest	$(269)	$1,705
Per common share, basic and diluted	$0.00	$0.02

Realty Income’s operations from two investment properties classified as held for sale at March 31, 2008, plus properties sold in 2008 and 2007, have been classified as discontinued operations.  The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” on our consolidated statements of income (dollars in thousands, except per share data):

Realty Income’s income from discontinued operations, real estate held for investment	Three months ended 3/31/08	Three months ended 3/31/07
Gain on sales of investment properties	$218	$--
Rental revenue	48	169
Depreciation and amortization	(13)	(66)
Property expenses	(12)	(14)
Income from discontinued operations, real estate held for investment	$241	$89
Per common share, basic and diluted	$0.00	$0.00

The following is a summary of our total income (loss) from discontinued operations (dollars in thousands, except per share data):
	Three months ended 3/31/08	Three months ended 3/31/07
Real estate acquired for resale by Crest	$(269)	$1,705
Real estate held for investment	241	89
Income (loss) from discontinued operations	$(28)	$1,794
Per common share, basic and diluted	$0.00	$0.02

Crest’s Property Sales
During the first quarter of 2008, Crest sold 15 properties for $17.5 million, which resulted in a gain of $2.7 million.  In comparison, during the first quarter of 2007, Crest sold five properties for $13.4 million, which resulted in a gain of $1.2 million.  In the first quarter of 2007, Crest provided buyer financing of $3.1 million.  Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

Crest’s Property Inventory
At March 31, 2008, Crest had $39.0 million invested in 15 properties, of which $31.7 million is classified as held for sale and $7.3 million is classified as held for investment.

Gain on Sales of Investment Properties and Land by Realty Income
During the first quarter of 2008, we sold one investment property for $369,000, which resulted in a gain of $218,000.  The results of operations for this property have been reclassified to discontinued operations.  Additionally, we received proceeds from a sale of excess land from one property, which resulted in a gain of $439,000.  This gain is included in “other revenue” on our consolidated statements of income because the proceeds were associated with a property that continues to be owned as part of our core operations.

In comparison, during the first quarter of 2007, we sold one investment property for $446,000, which resulted in no gain. Information regarding this property has been reclassified to discontinued operations.  In addition, we sold excess land from three properties for $3.8 million, which resulted in a gain of $1.8 million.  The gain from the land sales is reported in “other revenue” on our consolidated statements of income because these properties continue to be owned as part of our core operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At March 31, 2008, we classified real estate with a carrying amount of $32.4 million as held for sale on our balance sheet.  Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Provisions for Impairment on Real Estate Acquired for Resale by Crest
Provisions for impairment of $2.4 million were recorded by Crest on two properties held for sale in the first quarter of 2008.  These two properties were leased to a subsidiary of Buffets and guaranteed by Buffets.  In February 2008, Buffets Holdings elected to reject the leases for two properties owned by Crest.  No provisions for impairment were recorded by Crest in the first quarter of 2007.  The provisions for impairment recorded in the first quarter of 2008 reduced the carrying costs to the estimated fair-market value of those properties, net of estimated selling costs.

Provisions for Impairment on Realty Income Investment Properties
No provisions for impairment were recorded in the first quarters of 2008 and 2007.

Preferred Stock Dividends
Preferred stock cash dividends totaled $6.1 million in the first quarters of 2008 and 2007.

Net Income Available to Common Stockholders
Net income available to common stockholders was $23.7 million in the first quarter of 2008, a decrease of $6.6 million as compared to $30.3 million in the first quarter of 2007.

The calculation to determine net income available to common stockholders includes gains from the sales of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized during the first quarter of 2008 from the sale of an investment property and from the additional proceeds received from a previous period sale of excess land was $657,000, as compared to a $1.8 million gain recognized from the sales of investment properties for the first quarter of 2007.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the first quarter of 2008 decreased by $602,000, or 1.3%, to $45.9 million as compared to $46.5 million in the first quarter of 2007.  The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO.  Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended 3/31/08	Three months ended 3/31/07
Net income available to common stockholders	$23,698	$30,260
Depreciation and amortization:
Continuing operations	22,960	18,068
Discontinued operations	13	66
Depreciation of furniture, fixtures and equipment	(77)	(49)
Gain on sales of land and investment properties:
Continuing operations	(439)	(1,806)
Discontinued operations	(218)	--
FFO available to common stockholders	$45,937	$46,539
FFO per common share:
Basic	$0.46	$0.47
Diluted	$0.46	$0.46
Distributions paid to common stockholders	$41,554	$38,329
FFO in excess of distributions paid to
common stockholders	$4,383	$8,210
Weighted average number of common shares
used for computation per share:
Basic	100,280,264	100,054,868
Diluted	100,365,576	100,276,300

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

(dollars in thousands)	Three months ended 3/31/08	Three months ended 3/31/07
Amortization of settlement on treasury lock agreement(1)	$218	$218
Amortization of deferred note financing costs(2)	454	336
Amortization of share-based compensation	1,143	823
Capitalized leasing costs and commissions	(131)	(127)
Capitalized building improvements	(554)	(578)
Straight line rent revenue(3)	(754)	(143)
Crest provisions for impairment	2,394	--

(1)
The settlement on the treasury lock agreement resulted from an interest rate risk prevention strategy that we used in 1998, which correlated to a pending issuance of senior note securities.  We have not employed this strategy since 1998.

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

(3)	A negative amount indicates that our straight-line rent revenue was greater than our actual cash rent collected.

PROPERTY PORTFOLIO INFORMATION

At March 31, 2008, we owned a diversified portfolio:

•	Of 2,375 retail properties;
•	With an occupancy rate of 97.4%, or 2,314 properties occupied of the 2,375 properties in the portfolio;
•	With only 61 properties available for lease;
•	Leased to 119 different retail chains doing business in 30 separate retail industries;
•	Located in 49 states;
•	With over 19.2 million square feet of leasable space; and
•	With an average leasable retail space per property of approximately 8,100 square feet.

In addition to our real estate portfolio, our subsidiary, Crest had invested $39.0 million in 15 properties located in 10 states at March 31, 2008. Of the $39.0 million investment by Crest, $31.7 million of properties are classified as held for sale and $7.3 million is classified as held for investment related to one property.

At March 31, 2008, 97.0% of our 2,375 retail properties, or 2,304 properties, were leased under net-lease agreements. A net lease typically require the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically responsible for future rent increases based on increases in the consumer price index, fixed increases or, to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

Industry Diversification
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:
	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
Industries	Ended March 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003	Dec 31, 2002
Apparel stores	1.1%	1.2%	1.7%	1.6%	1.8%	2.1%	2.3%
Automotive collision services	1.0	1.1	1.3	1.3	1.0	0.3	--
Automotive parts	1.8	2.1	2.8	3.4	3.8	4.5	4.9
Automotive service	5.0	5.2	6.9	7.6	7.7	8.3	7.0
Automotive tire services	6.7	7.3	6.1	7.2	7.8	3.1	2.7
Book stores	0.2	0.2	0.2	0.3	0.3	0.4	0.4
Business services	0.1	0.1	0.1	0.1	0.1	0.1	0.1
Child care	7.7	8.4	10.3	12.7	14.4	17.8	20.8
Consumer electronics	0.8	0.9	1.1	1.3	2.1	3.0	3.3
Convenience stores	14.3	14.0	16.1	18.7	19.2	13.3	9.1
Crafts and novelties	0.3	0.3	0.4	0.4	0.5	0.6	0.4
Distribution and office	1.0	0.6	--	--	--	--	--
Drug stores	3.5	2.7	2.9	2.8	0.1	0.2	0.2
Entertainment	1.2	1.4	1.6	2.1	2.3	2.6	2.3
Equipment rental services	0.2	0.2	0.2	0.4	0.3	0.2	--
Financial services	0.2	0.2	0.1	0.1	0.1	--	--
General merchandise	0.7	0.7	0.6	0.5	0.4	0.5	0.5
Grocery stores	0.7	0.7	0.7	0.7	0.8	0.4	0.5
Health and fitness	5.5	5.1	4.3	3.7	4.0	3.8	3.8
Home furnishings	2.3	2.6	3.1	3.7	4.1	4.9	5.4
Home improvement	1.9	2.1	3.4	1.1	1.0	1.1	1.2
Motor vehicle dealerships	3.1	3.1	3.4	2.6	0.6	--	--
Office supplies	1.0	1.1	1.3	1.5	1.6	1.9	2.1
Pet supplies and services	0.8	0.9	1.1	1.3	1.4	1.7	1.7
Private education	0.7	0.8	0.8	0.8	1.1	1.2	1.3
Restaurants	23.7	21.2	11.9	9.4	9.7	11.8	13.5
Shoe stores	--	--	--	0.3	0.3	0.9	0.8
Sporting goods	2.3	2.6	2.9	3.4	3.4	3.8	4.1
Theaters	8.8	9.0	9.6	5.2	3.5	4.1	3.9
Travel plazas	0.2	0.2	0.3	0.3	0.4	0.3	--
Video rental	1.2	1.7	2.1	2.5	2.8	3.3	3.3
Other	2.0	2.3	2.7	3.0	3.4	3.8	4.4
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified to discontinued operations. Excludes rental revenue from the Crest property held for investment.

Service Category Diversification
The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at March 31, 2008, classified according to the retail business types and the level of services they provide (dollars in thousands):
Industry	Number of Properties	Rental Revenue for the Quarter Ended March 31, 2008(1)	Percentage of Rental Revenue
Tenants Providing Services
Automotive collision services	13	$831	1.0%
Automotive service	238	4,064	5.0
Child care	267	6,340	7.7
Entertainment	8	999	1.2
Equipment rental services	2	150	0.2
Financial services	12	174	0.2
Health and fitness	26	4,522	5.5
Private education	6	576	0.7
Theaters	34	7,182	8.8
Other	10	1,629	2.0
	616	26,467	32.3
Tenants Selling Goods and Services
Automotive parts (with installation)	29	568	0.7
Automotive tire services	154	5,483	6.7
Business services	2	37	0.1
Convenience stores	573	11,738	14.3
Distribution and office	3	844	1.0
Home improvement	1	57	0.1
Motor vehicle dealerships	21	2,552	3.1
Pet supplies and services	9	607	0.7
Restaurants	659	19,370	23.7
Travel plazas	1	170	0.2
Video rental	34	1,003	1.2
	1,486	42,429	51.8
Tenants Selling Goods
Apparel stores	6	902	1.1
Automotive parts	59	914	1.1
Book stores	2	156	0.2
Consumer electronics	15	665	0.8
Crafts and novelties	4	216	0.3
Drug stores	51	2,879	3.5
General merchandise	28	595	0.7
Grocery stores	8	536	0.7
Home furnishings	42	1,911	2.3
Home improvement	31	1,465	1.8
Office supplies	10	788	1.0
Pet supplies	3	40	0.1
Sporting goods	14	1,872	2.3
	273	12,939	15.9
Totals	2,375	$81,835	100.0%

(1)
Includes rental revenue for all properties owned by Realty Income at March 31, 2008, including revenue from properties reclassified to discontinued operations of $18.  Excludes rental revenue of $158 from the Crest property held for investment.

Lease Expirations
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) regarding the timing of the lease term expirations (excluding extension options) on our 2,304 net leased, single-tenant retail properties as of March 31, 2008 (dollars in thousands):

	Total Portfolio			Initial Expirations(3)			Subsequent Expirations(4)
Year	Total Number of Leases Expiring(1)	Rental Revenue for the Quarter Ended 3/31/08(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 3/31/08	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended 3/31/08	% of Total Rental Revenue
2008	117	$2,495	3.2%	62	$1,433	1.8%	55	$1,062	1.4%
2009	124	2,730	3.5	39	906	1.2	85	1,824	2.3
2010	80	1,701	2.2	35	876	1.1	45	825	1.1
2011	81	2,618	3.3	36	1,595	2.0	45	1,023	1.3
2012	112	2,811	3.6	80	1,975	2.5	32	836	1.1
2013	81	3,602	4.6	68	3,307	4.2	13	295	0.4
2014	48	2,022	2.6	35	1,775	2.3	13	247	0.3
2015	90	2,046	2.6	65	1,475	1.9	25	571	0.7
2016	112	1,909	2.4	111	1,884	2.4	1	25	*
2017	50	2,022	2.6	45	1,934	2.5	5	88	0.1
2018	25	1,095	1.4	24	1,059	1.4	1	36	*
2019	95	4,691	6.0	94	4,497	5.7	1	194	0.3
2020	82	3,030	3.9	79	2,921	3.7	3	109	0.2
2021	150	5,845	7.4	149	5,791	7.3	1	54	0.1
2022	104	3,184	4.0	103	3,135	4.0	1	49	*
2023	244	7,099	9.0	243	7,073	9.0	1	26	*
2024	66	1,934	2.5	66	1,934	2.5	--	--	--
2025	77	6,276	8.0	73	6,208	7.9	4	68	0.1
2026	216	11,270	14.3	214	11,212	14.2	2	58	0.1
2027	165	5,144	6.5	165	5,144	6.5	--	--	--
2028	80	2,363	3.0	76	2,339	3.0	4	24	*
2029	44	889	1.1	44	889	1.1	--	--	--
2030	21	774	1.0	21	774	1.0	--	--	--
2031	26	97	0.1	26	97	0.1	--	--	--
2032	2	56	*	2	56	*	--	--	--
2033	7	399	0.5	7	399	0.5	--	--	--
2034	2	230	0.3	2	230	0.3	--	--	--
2037	2	354	0.4	2	354	0.4	--	--	--
2043	1	13	*	--	--	--	1	13	*
Totals	2,304	$78,699	100.0%	1,966	$71,272	90.5%	338	$7,427	9.5%

*Less than 0.1%

(1)
Excludes ten multi-tenant properties and 61 vacant unleased properties, one of which is a multi-tenant property.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)
Includes rental revenue of $18 from properties reclassified to discontinued operations and excludes revenue of $3,135 from ten multi-tenant properties and from 61 vacant and unleased properties at March 31, 2008.  Excludes rental revenue of $158 from the Crest property held for investment.

(3)	Represents leases to the initial tenant of the property that are expiring for the first time.
(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification
The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of March 31, 2008 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended March 31, 2008(1)	Percentage of Revenue
Alabama	62	97%	419,300	$1,883	2.3%
Alaska	2	100	128,500	277	0.3
Arizona	80	99	395,800	2,404	2.9
Arkansas	18	100	98,500	460	0.6
California	66	98	1,170,300	4,379	5.4
Colorado	54	98	492,400	1,955	2.4
Connecticut	26	100	282,300	1,351	1.6
Delaware	17	100	33,300	398	0.5
Florida	168	98	1,451,000	6,798	8.3
Georgia	132	98	926,900	3,992	4.9
Idaho	14	100	90,200	375	0.5
Illinois	74	97	870,300	4,294	5.2
Indiana	82	98	694,400	3,167	3.9
Iowa	22	95	296,200	812	1.0
Kansas	33	97	573,500	1,130	1.4
Kentucky	22	100	111,500	703	0.9
Louisiana	33	97	190,400	973	1.2
Maine	3	100	22,500	160	0.2
Maryland	29	100	271,200	1,554	1.9
Massachusetts	69	100	587,900	2,597	3.2
Michigan	52	98	257,300	1,309	1.6
Minnesota	21	100	392,100	1,520	1.9
Mississippi	72	94	359,600	1,480	1.8
Missouri	62	98	640,100	2,136	2.6
Montana	2	100	30,000	77	0.1
Nebraska	19	100	196,300	659	0.8
Nevada	15	100	191,000	841	1.0
New Hampshire	14	100	109,900	544	0.7
New Jersey	36	100	268,700	1,971	2.4
New Mexico	8	100	56,400	185	0.2
New York	44	95	508,100	2,562	3.1
North Carolina	97	99	551,100	2,176	2.7
North Dakota	6	100	36,600	63	0.1
Ohio	137	97	850,900	3,231	3.9
Oklahoma	25	100	145,900	664	0.8
Oregon	18	100	289,100	859	1.0
Pennsylvania	101	100	688,800	3,354	4.1
Rhode Island	4	100	14,500	87	0.1
South Carolina	100	98	357,400	1,608	2.0
South Dakota	9	100	24,900	100	0.1
Tennessee	135	96	635,500	3,065	3.7
Texas	218	94	2,326,700	8,474	10.4
Utah	6	67	35,100	98	0.1
Vermont	4	100	12,700	122	0.1
Virginia	104	99	637,100	3,517	4.3
Washington	36	89	235,100	719	0.9
West Virginia	3	67	35,100	89	0.1
Wisconsin	20	95	248,100	645	0.8
Wyoming	1	100	4,200	18	*
Totals/Average	2,375	97%	19,244,700	$81,835	100.0%
* Less than 0.1%
(1)
Includes rental revenue for all properties owned by Realty Income at March 31, 2008, including revenue from properties reclassified to discontinued operations of $18.  Excludes rental revenue of $158 from the Crest property held for investment.

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

Approximately 97.0% of our 2,375 retail properties, or 2,304 properties, in the portfolio are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

For information on the impact of recent accounting pronouncements on our business, see note 2 of the Notes to Consolidated Financial Statements.

OTHER INFORMATION

Our common stock is listed on NYSE under the ticker symbol “O” with a cusip number of 756109-104.  Our central index key number is 726728.

Our Class D cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol “OprD” with a cusip number of 756109-609.

Our Class E cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol “OprE” with a cusip number of 756109-708.

Our 8.25% Monthly Income Senior Notes due 2008 are listed on the NYSE under the ticker symbol “OUI”.  With a cusip number of 756109-203.

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

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at March 31, 2008. We do not enter into any derivative transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents by year of expected maturity, the principal amounts, average interest rates, and fair values as of March 31, 2008.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate Debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2008(1)(2)	$100.0	8.25%	$--	--%
2009(3)	20.0	8.00	--	--
2010	--	--	--	--
2011	--	--	--	--
2012	--	--	--	--
Thereafter(4)	1,350.0	6.10	--	--
Totals	$1,470.0	6.28%	$--	--%
Fair Value(5)	$1,344.6		$--

(1)	$100 million matures in November 2008.
(2)	The credit facility expires in October 2008. There was no outstanding credit facility balance as of April 23, 2008.
(3)	$20 million matures in January 2009.
(4)
$100 million matures in March 2013, $150 million matures in November 2015, $275 million matures in September 2016, $175 million matures in September 2017, $550 million matures in August 2019 and $100 million matures in March 2035.

(5)	We base the fair value of the fixed rate debt at March 31, 2008 on the closing market price or indicative price per each note.

The table incorporates only those exposures that exist as of March 31, 2008. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates.  Our credit facility balance is variable.  At March 31, 2008, our credit facility balance was zero; however, we intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $50 million, a 1% change in interest rates would change our interest costs by $500,000 per year.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Securities Exchange Act 1934 Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of and for the quarter ended March 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

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
4.10
Officer’s Certificate pursuant to section 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.875% Senior Debentures due 2035 (filed as exhibit 4.3 to the Company’s Form 8-K, dated March 8, 2005 and incorporated herein by reference).

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
4.16
Officer’s Certificate pursuant to sections 201, 301and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Trust Company, N.A., as Trustee, establishing a series of securities entitled 6.75% Senior Notes due 2019 (filed as exhibit 4.3 to the Company’s Form 8-K, dated August 30, 2007 and incorporated herein by reference).

Certifications

* 31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.
* 31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
* 32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION
Date: May 1, 2008	/s/ GREGORY J. FAHEY
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)