Form 10-Q
period 2008-06-30
REALTY INCOME CORP
filed 2008-07-31
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008, or

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

There were 101,340,803 shares of common stock outstanding as of July 21, 2008.

REALTY INCOME CORPORATION

Form 10-Q
June 30, 2008

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

June 30, 2008 and December 31, 2007
(dollars in thousands, except per share data)

	2008	2007
ASSETS	(unaudited)
Real estate, at cost:
Land	$1,161,705	$1,110,897
Buildings and improvements	2,250,919	2,127,897
	3,412,624	3,238,794
Less accumulated depreciation and amortization	(512,082)	(470,695)
Net real estate held for investment	2,900,542	2,768,099
Real estate held for sale, net	13,892	56,156
Net real estate	2,914,434	2,824,255
Cash and cash equivalents	39,373	193,101
Accounts receivable	9,130	7,142
Goodwill	17,206	17,206
Other assets, net	62,794	35,648
Total assets	$3,042,937	$3,077,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$16,006	$15,844
Accounts payable and accrued expenses	37,377	38,112
Other liabilities	11,233	15,304
Lines of credit payable	--	--
Notes payable	1,470,000	1,470,000
Total liabilities	1,534,616	1,539,260

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share,
20,000,000 shares authorized, 13,900,000 shares issued
and outstanding in 2008 and 2007	337,790	337,790
Common stock and paid in capital, par value $1.00 per share,
200,000,000 shares authorized, 101,341,289 and 101,082,717
shares issued and outstanding in 2008 and 2007, respectively	1,548,052	1,545,037
Distributions in excess of net income	(377,521)	(344,735)
Total stockholders’ equity	1,508,321	1,538,092
Total liabilities and stockholders’ equity	$3,042,937	$3,077,352

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the three and six months ended June 30, 2008 and 2007
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

REVENUE
Rental	$82,352	$70,112	$163,948	$138,895
Other	80	213	1,529	2,365
	82,432	70,325	165,477	141,260

EXPENSES
Interest	23,929	13,029	47,315	25,449
Depreciation and amortization	22,916	18,414	45,830	36,435
General and administrative	5,924	5,838	11,467	10,929
Property	1,093	958	2,354	1,816
Income taxes	218	353	615	598
	54,080	38,592	107,581	75,227
Income from continuing operations	28,352	31,733	57,896	66,033
Income from discontinued operations:
Real estate acquired for resale by Crest	1,295	4,282	1,101	6,030
Real estate held for investment	3,404	921	3,816	1,197
	4,699	5,203	4,917	7,227

Net income	33,051	36,936	62,813	73,260
Preferred stock cash dividends	(6,063)	(6,063)	(12,127)	(12,127)
Net income available to common stockholders	$26,988	$30,873	$50,686	$61,133

Amounts available to common stockholders per common share:
Income from continuing operations, basic and diluted	$0.22	$0.26	$0.46	$0.54
Net income:
Basic	$0.27	$0.31	$0.51	$0.61
Diluted	$0.27	$0.31	$0.50	$0.61

Weighted average common shares outstanding:
Basic	100,346,512	100,133,094	100,326,039	100,111,734
Diluted	100,394,431	100,246,112	100,420,692	100,304,617

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and 2007
(dollars in thousands)(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$62,813	$73,260
Adjustments to net income:
Depreciation and amortization	45,830	36,435
Income from discontinued operations:
Real estate acquired for resale	(1,101)	(6,030)
Real estate held for investment	(3,816)	(1,197)
Gain on sales of land	(236)	(1,806)
Amortization of share-based compensation	2,853	2,196
Cash provided by (used in) discontinued operations:
Real estate acquired for resale	4	(536)
Real estate held for investment	442	829
Investment in real estate acquired for resale	(8)	--
Proceeds from sales of real estate acquired for resale	26,920	65,786
Change in assets and liabilities:
Accounts receivable and other assets	(232)	990
Accounts payable, accrued expenses and other liabilities	(4,277)	2,330
Net cash provided by operating activities	129,192	172,257
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties:
Continuing operations	439	3,842
Discontinued operations	822	1,493
Acquisition of and improvements to investment properties	(185,309)	(97,672)
Intangibles acquired in connection with acquisitions of
investment properties	(397)	(319)
Restricted escrow funds acquired in connection with
acquisitions of investment properties	--	(2,648)
Net cash used in investing activities	(184,445)	(95,304)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(83,310)	(76,863)
Cash dividends to preferred stockholders	(12,127)	(12,457)
Debt issuance costs	(3,200)	--
Borrowings from lines of credit	--	135,400
Payments under lines of credit	--	(125,400)
Proceeds from other stock issuances	162	708
Net cash used in financing activities	(98,475)	(78,612)
Net decrease in cash and cash equivalents	(153,728)	(1,659)
Cash and cash equivalents, beginning of period	193,101	10,573
Cash and cash equivalents, end of period	$39,373	$8,914
For supplemental disclosures, see note 12.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

At June 30, 2008, we owned 2,367 properties, located in 49 states, containing over 19.2 million leasable square feet, along with 8 properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”).  Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

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

B.  We have elected to be taxed as a real estate investment trust (“REIT”) under the Tax Code. We believe we have at all times in the past qualified and do continue to qualify as a REIT.  Under the REIT operating structure, we are permitted to deduct distributions paid to our stockholders and generally are not required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for the federal income taxes of Crest, which are included in discontinued operations.

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible.  We consider tenant specific issues such as financial stability and ability to pay rent when determining collectibility of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $707,000 at June 30, 2008 and $795,000 at December 31, 2007.

	June 30,	December 31,
D. Other assets consist of the following (dollars in thousands) at:	2008	2007
Notes issued in conjunction with Crest property sales	$22,338	$3,132
Deferred bond financing costs, net	14,054	14,940
Value of in-place and above-market leases, net	11,073	11,211
Escrow deposits for Section 1031 tax-deferred exchanges	6,901	--
Prepaid expenses	3,589	3,803
Unamortized credit facility fees, net	3,125	434
Corporate assets, net of accumulated depreciation and amortization	1,379	1,356
Settlements on treasury lock agreements	324	759
Other items	11	13
	$62,794	$35,648

E. Accounts payable and accrued expenses consist of the	June 30,	December 31,
following (dollars in thousands) at:	2008	2007
Bond interest payable	$27,049	$24,987
Other items	10,328	13,125
	$37,377	$38,112

	June 30,	December 31,
F. Other liabilities consist of the following (dollars in thousands) at:	2008	2007
Rent received in advance	$5,619	$10,626
Security deposits	3,845	2,818
Value of in-place below-market leases, net	1,769	1,860
	$11,233	$15,304

G.   Impact of Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 141R (revised 2007), Business Combinations.  Effective January 1, 2009, Statement No. 141R will change the accounting treatment and disclosures for certain specific items in a business combination.  Under Statement No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  We do not expect Statement No. 141R to have an impact on our financial position or results of operations.

 In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  FSP EITF No. 03-6-1 clarified that all outstanding nonvested share-based payment awards that contain rights to nonforfeitable dividends are considered “participating securities,” as defined by FSP EITF No. 03-6-1,which require the two-class method of computing basic and diluted earnings per share to be applied.  FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008.  We are currently assessing the impact of FSP EITF No. 03-6-1 on our calculation of basic and diluted earnings per share.

3.	Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators.

A.  During the first six months of 2008, Realty Income invested $184.2 million in 107 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.7%.  These 107 properties are located in 14 states, will contain over 711,000 leasable square feet, and are 100% leased with an average lease term of 20.6 years.  The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.

In comparison, during the first six months of 2007, Realty Income invested $98.3 million in 46 new retail properties and properties under development.  These 46 properties are located in 12 states, contain over 554,000 leasable square feet, and are 100% leased with an average lease term of 19.1 years.

B.  During the first six months of 2008 and 2007, Crest did not invest in any new retail properties.

C.  Crest’s property inventory at June 30, 2008 consisted of eight properties with a total investment of $10.4 million and at December 31, 2007 consisted of 30 properties with a total investment of $56.2 million.  These amounts are included on our consolidated balance sheets in “real estate held for sale, net.”

D.  Of the $184.2 million invested by Realty Income in the first six months of 2008, $10.0 million was used to acquire two properties with existing leases with retail tenants.  In accordance with Statement No. 141, Realty Income recorded $397,000 as the intangible value of the in-place leases.  This amount is recorded to “other assets” on our consolidated balance sheets and amortized over the life of the leases.

Of the $98.3 million invested by Realty Income in the first six months of 2007, $7.1 million was used to acquire one property with an existing lease with a retail tenant.  In accordance with Statement No. 141, Realty Income recorded $1.0 million as the intangible value of the in-place lease and $689,000 as the intangible value of the below-market rents.  These amounts are recorded to “other assets” and “other liabilities,” respectively, on our consolidated balance sheets and are amortized over the life of the lease.

4.	Credit Facility

In May 2008, we entered into a new $355 million acquisition credit facility replacing our existing $300 million acquisition credit facility that was scheduled to expire in October 2008.  The term of the new credit facility is for three years until May 2011, plus two, one-year extension options.  Under the new credit facility, our investment grade credit ratings provide for financing at LIBOR (London Interbank Offered Rate) plus 100 basis points with a facility commitment fee of 27.5 basis points, for all-in drawn pricing of 127.5 basis points over LIBOR.

As a result of entering into our new credit facility in May 2008, we expensed $235,000 of unamortized credit facility origination costs from our prior credit facility in the second quarter of 2008, which are included in interest expense.

We did not utilize our credit facility during the first six months of 2008.  The effective borrowing rate at June 30, 2008 was 3.5%. Our average borrowing rate on our credit facility during the first six months of 2007 was 6.0%.  Our current and prior credit facilities are subject to various leverage and interest coverage ratio limitations. We are and have been in compliance with these covenants.

Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

5.	Notes Payable

Our senior unsecured note obligations consist of the following, sorted by maturity date at both June 30, 2008 and December 31, 2007 (dollars in millions):

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

6.       Fair Value of Financial Assets and Liabilities

FASB Statement No. 157, Fair Value Measurements, became effective for us at the beginning of 2008 and did not have an impact on our financial position or results of operations.  In February 2008, the FASB delayed the effective date of Statement No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the beginning of 2009.

Statement No. 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value.  Statement No. 157 also establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  A financial instrument’s categorization within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  This statement applies to fair value measurements and disclosures that are already required or permitted by most existing FASB accounting standards.

We believe that the carrying values reflected in the consolidated balance sheets at June 30, 2008 and December 31, 2007 reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for notes payable.  In making these assessments, we used estimates.  The estimated fair value of the notes payable at June 30, 2008 is $1.349 billion and at December 31, 2007 is $1.413 billion, based upon the closing market price per note or indicative price per each note at June 30, 2008 and December 31, 2007, respectively.

7.	Gain on Sales of Real Estate Acquired for Resale by Crest

During the second quarter of 2008, Crest sold seven properties for $28.6 million, which resulted in a gain of $1.7 million.  As part of two sales during the second quarter and first six months of 2008, Crest provided buyer financing of $19.2 million.  In comparison, during the second quarter of 2007, Crest sold 26 properties for $56.2 million, which resulted in a gain of $5.3 million.  In the second quarter of 2007, as part of one sale, Crest provided buyer financing of $619,000.  Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

During the first six months of 2008, Crest sold 22 properties for $46.1 million, which resulted in a gain of $4.4 million.  In comparison, during the first six months of 2007, Crest sold 31 properties for $69.5 million, which resulted in a gain of $6.6 million.  In the first six months of 2007, as part of two sales, Crest provided buyer financing of $3.8 million.

8.	Gain on Sales of Investment Properties by Realty Income

During the second quarter of 2008, we sold eight investment properties for $7.4 million, which resulted in a gain of $3.3 million.  The results of operations for these properties have been reclassified as discontinued operations.  Additionally, we recorded an adjustment of $203,000 from the sale of excess land from one property.  This adjustment is included in “other revenue” on our consolidated statements of income because this property continues to be owned as part of our core operations.

In comparison, during the second quarter of 2007, we sold two investment properties for a total of $1.0 million, which resulted in a gain of $585,000.  The results of operations for these properties have been reclassified as discontinued operations.

During the first six months of 2008, we sold nine investment properties for $7.8 million, which resulted in a gain of $3.5 million.  The results of operations for these properties have been reclassified as discontinued operations.  Additionally, we received proceeds of $439,000 from a sale of excess land from one property, which resulted in a gain of $236,000.  This gain is included in “other revenue” on our consolidated statements of income because this property continues to be owned as part of our core operations.

In comparison, during the first six months of 2007, we sold three investment properties for $1.5 million, which resulted in a gain of $585,000. The results of operations for these properties have been reclassified as discontinued operations.   In addition, we sold excess land from three properties for $3.8 million, which resulted in a gain of $1.8 million.  The gain from the land sales is reported in “other revenue” on our consolidated statements of income because these properties continue to be owned as part of our core operations.

9.	Discontinued Operations

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Realty Income’s operations from eight investment properties classified as held for sale at June 30, 2008, plus properties sold in 2008 and 2007, are reported as discontinued operations.  Their respective results of operations have been reclassified to “income from discontinued operations, real estate held for investment” on our consolidated statements of income.  We do not depreciate properties that are classified as held for sale.

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

No debt was assumed by buyers of our investment properties, or repaid as a result of our investment property sales, and we do not allocate interest expense to discontinued operations related to real estate held for investment.  We allocate interest expense related to borrowings specifically attributable to Crest’s properties.  The interest expense amounts allocated to the Crest properties held for sale are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

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

A provision for impairment of $953,000 was recorded by Crest on one property held for sale in the second quarter of 2008.  Provisions for impairment of $3.3 million were recorded by Crest on three properties held for sale in the first six months of 2008.  No provisions for impairment were recorded by Crest in the first six months of 2007.  These provisions for impairment are included in “income from discontinued operations, real estate acquired for resale by Crest.”  The provisions for impairment recorded in the first six months of 2008 reduced the carrying values to the estimated fair-market value of those properties, net of estimated selling costs.  These three properties were leased to a subsidiary of Buffets, Inc. (“Buffets”) and the leases were guaranteed by Buffets.

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” on our consolidated statements of income (dollars in thousands):

	Three months ended		Six months ended
Crest’s income from discontinued operations, real estate acquired for resale	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Gain on sales of real estate acquired for resale	$1,737	$5,326	$4,444	$6,566
Rental revenue	598	2,310	1,634	5,188
Other revenue	138	55	208	61
Interest expense	(433)	(1,758)	(1,065)	(3,877)
General and administrative expense	(126)	(179)	(287)	(282)
Property expenses	(53)	(9)	(65)	(14)
Provisions for impairment	(953)	--	(3,347)	--
Income taxes	387	(1,463)	(421)	(1,612)
Income from discontinued operations, real estate acquired for resale by Crest	$1,295	$4,282	$1,101	$6,030

The following is a summary of Realty Income’s “income from discontinued operations, from real estate held for investment” on our consolidated statements of income (dollars in thousands):

	Three months ended		Six months ended
Realty Income’s income from discontinued operations, real estate held for investment	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Gain on sales of investment properties	$3,255	$585	$3,473	$585
Rental revenue	206	447	474	853
Depreciation and amortization	(39)	(104)	(99)	(217)
Property expenses	(18)	(7)	(32)	(24)
Income from discontinued operations, real estate held for investment	$3,404	$921	$3,816	$1,197

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Real estate acquired for resale by Crest	$1,295	$4,282	$1,101	$6,030
Real estate held for investment	3,404	921	3,816	1,197
Income from discontinued operations	$4,699	$5,203	$4,917	$7,227
Per common share, basic and diluted	$0.05	$0.05	$0.05	$0.07

10.   Distributions Paid and Payable

A.  Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of the monthly distributions paid per common share for the first six months of 2008 and 2007:

Month	2008	2007
January	$0.136750	$0.126500
February	0.136750	0.126500
March	0.136750	0.126500
April	0.137375	0.127125
May	0.137375	0.127125
June	0.137375	0.127125
Total	$0.822375	$0.760875

At June 30, 2008, a distribution of $0.138 per common share was payable and was paid in July 2008.

B.  Preferred Stock

In 2004, we issued 5.1 million shares of 7.375% Monthly Income Class D cumulative redeemable preferred stock.  Beginning May 27, 2009, the Class D preferred shares are redeemable, at our option, for $25 per share.  During the first six months of 2008 and 2007, we paid six monthly dividends to holders of our Class D preferred stock totaling $0.9218754 per share, or $4.7 million, and at June 30, 2008 a monthly dividend of $0.1536459 per share was payable and was paid in July 2008.

In 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E cumulative redeemable preferred stock.  Beginning December 7, 2011, the Class E preferred shares are redeemable, at our option, for $25 per share.  During the first six months of 2008, we paid six monthly dividends to holders of our Class E preferred stock totaling $0.84375 per share, or $7.4 million, and at June 30, 2008 a monthly dividend of $0.140625 per share was payable and was paid in July 2008.  During the first six months of 2007, we paid six monthly dividends to holders of our Class E preferred stock totaling $0.88125 per share, or $7.8 million.  In January 2007, we paid the first Class E preferred dividend of $0.178125, which covered a period of 38 days.

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

The following is a reconciliation of the denominator of basic net income per common share computation to the denominator of diluted net income per common share computation:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Weighted average shares used for the basic net income per share computation	100,346,512	100,133,094	100,326,039	100,111,734
Incremental shares from share-based compensation	47,919	113,018	94,653	192,883
Adjusted weighted average shares used for diluted net income per share computation	100,394,431	100,246,112	100,420,692	100,304,617
Unvested shares from share-based compensation that were anti-dilutive	620,670	267,231	620,770	600

No stock options were anti-dilutive for the three and six months ended June 30, 2008 and 2007.

12.	Supplemental Disclosures of Cash Flow Information

Interest paid in the first six months of 2008 was $44.5 million and in the first six months of 2007 was $28.4 million.

Interest capitalized to properties under development in the first six months of 2008 was $55,000 and in the first six months of 2007 was $471,000.

Income taxes paid by Realty Income and Crest in the first six months of 2008 totaled $1.5 million and in the first six months of 2007 totaled $2.7 million.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  Share-based compensation expense for the first six months of 2008 was $2.9 million and for the first six months of 2007 was $2.2 million.

B.  In the first six months of 2008, Crest sold two properties for $23.5 million and received notes totaling $19.2 million from the buyers, which are included in “other assets” on our consolidated balance sheets.

C.  At June 30, 2008, Realty Income had escrow deposits of $6.9 million for tax-deferred exchanges under Section 1031 of the Tax Code.

D.  See note 9 for a discussion of impairments recorded by Crest in the first six months of 2008.

E.  In the first six months of 2007, Crest sold two properties for $5.5 million and received notes totaling $3.8 million from the buyers, which are included in “other assets” on our consolidated balance sheets.

F.  In connection with the acquisition of seven properties during the first six months of 2007, we acquired restricted escrow funds totaling $2.6 million.  We only had limited rights regarding the use of these funds.  During the remainder of 2007, all of these funds were invested in improvements to these seven properties.

G.  Distributions payable on our balance sheets are comprised of the following declared distributions as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	2008	2007
Common stock distributions	$13,985	$13,823
Preferred stock dividends	2,021	2,021

13.	Segment Information

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of June 30, 2008 (dollars in thousands):

	Three months ended		Six months ended
Revenue	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Segment rental revenue(1):
Automotive service	$3,958	$3,709	$7,959	$7,409
Automotive tire services	5,508	5,283	10,991	10,565
Child care	6,182	6,066	12,491	12,117
Convenience stores	13,345	9,854	25,084	19,486
Drug stores	3,481	1,941	6,360	3,882
Health and fitness	4,567	3,871	9,089	6,886
Home furnishings	1,924	2,002	3,859	3,916
Motor vehicle dealerships	2,601	2,358	5,153	4,721
Restaurants	17,832	13,339	37,016	26,547
Theaters	7,463	6,514	14,644	13,028
21 non-reportable segments	15,491	15,175	31,302	30,338
Total rental revenue	82,352	70,112	163,948	138,895
Other revenue	80	213	1,529	2,365
Total revenue	$82,432	$70,325	$165,477	$141,260

(1) Crest’s revenue appears in “income from discontinued operations, real estate acquired for resale by Crest” and is not included in this table, which covers revenue but does not include revenue classified as part of income from discontinued operations.

	June 30,	December 31,
Assets, as of:	2008	2007
Segment net real estate:
Automotive service	$108,555	$110,100
Automotive tire services	211,265	212,747
Child care	88,209	90,757
Convenience stores	478,788	408,119
Drug stores	147,968	100,154
Health and fitness	169,270	169,109
Home furnishings	53,529	54,509
Motor vehicle dealerships	106,505	101,887
Restaurants	764,809	776,973
Theaters	304,346	267,413
21 non-reportable segments	481,190	532,487
Total segment net real estate	2,914,434	2,824,255
Other intangible assets – Drug stores	7,058	6,988
Other intangible assets – Theaters	2,343	2,496
Other intangible assets – Grocery stores	937	962
Other intangible assets – Automotive tire services	735	765
Other corporate assets	117,430	241,886
Total assets	$3,042,937	$3,077,352

14.	Common Stock Incentive Plan

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

The amount of share-based compensation costs charged against income during the second quarter of 2008 was $1.7 million, during the second quarter of 2007 was $1.4 million, during the first six months of 2008 was $2.9 million and during the first six months of 2007 was $2.2 million.

The following table summarizes our common stock grant activity under our Stock Plan.  Our common stock grants vest over periods ranging from immediately to 10 years.

	For the six months ended June 30, 2008		For the year ended December 31, 2007
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)
Outstanding nonvested
shares, beginning of year	994,572	$19.46	868,726	$17.96
Shares granted	248,447	26.64	276,631	27.64
Shares vested	(175,818)	21.99	(149,284)	20.94
Shares forfeited	(7,896)	24.76	(1,501)	24.81
Outstanding nonvested shares, end of each period	1,059,305	$21.64	994,572	$19.46

(1) Grant date fair value.

During the first six months of 2008, we issued 248,447 shares of common stock under our Stock Plan. These shares vest over the following service periods: 24,350 vested upon grant, 16,000 vest over a service period of one year, 156 vest over a service period of two years, 12,000 vest over a service period of three years, 3,681 vest over a service period of four years, 91,553 vest over a service period of five years and 100,707 vest over a service period of 10 years.

As of June 30, 2008, the remaining unamortized share-based compensation expense totaled $22.9 million, which is being amortized on a straight-line basis over the service period of each applicable award.

The effect of pre-vesting forfeitures on our recorded expense has historically been negligible.  Any future pre-vesting forfeitures are also expected to be negligible and we will record the benefit related to such forfeitures as they occur.  Under the terms of our Stock Plan, we pay non-refundable dividends to the holders of our nonvested shares.  Under Statement No. 123R, the dividends paid to holders of these nonvested shares should be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest.  Given the negligible historical and prospective forfeiture rate determined by us, we did not record any amount to compensation expense related to dividends paid in 2008 or 2007.

No stock options were granted after January 1, 2002 and all outstanding options were fully vested as of December 31, 2006.  Stock options were granted with an exercise price equal to the underlying stock’s fair market value at the date of grant.  Stock options expire ten years from the date they were granted and vested over service periods of one, three, four or five years.  As of June 30, 2008, there were 22,614 vested stock options outstanding and exercisable with a weighted average exercise price of $13.28.  There were 22,393 stock options exercised in the first six months of 2008, with a weighted average exercise price of $12.14.  There were no stock option forfeitures in the first six months of 2008.

15.	Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At June 30, 2008, we have committed $6.6 million under construction contracts.  These costs are expected to be paid in the next 12 months.  In addition, we also have contingent payments for tenant improvements and leasing costs of $832,000.

16.	Subsequent Event

On January 22, 2008, Buffets Holdings, Inc. (“Buffets Holdings”) together with each of its subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Realty Income owned 116 properties and Crest owned three properties leased to subsidiaries of Buffets, Inc. (”Buffets”) and guaranteed by Buffets.  Buffets is a subsidiary of Buffets Holdings.  In February 2008, Buffets Holdings elected to reject the leases for 12 properties owned by Realty Income and two properties owned by Crest, and returned those 14 properties to us.  In July 2008, Realty Income reached an agreement with Buffets Holdings for the continued lease of all of its remaining properties.  Under the terms of the agreement, all 105 of the remaining leases, including 104 owned by Realty Income and one owned by Crest, will be assumed and continue to be operated by Buffets Holdings.  Rents will be modified, for the 104 Realty Income properties, from an annualized rent of $22.4 million to $19.4 million, or 87% of previous rents.  In addition, rents are to increase 2% annually.  Subsequent to the approval of this agreement, it is anticipated that Buffets Holdings will continue to be our largest tenant and will represent approximately 5.9% of Realty Income’s annualized lease revenue.  The agreement has been filed with the Court for approval and is subject to the requirements of the U.S. Bankruptcy Code.

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

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. Our portfolio management focus includes:

•	Contractual rent increases on existing leases;
•	Rent increases at the termination of existing leases, when market conditions permit; and
•	The active management of our property portfolio, including re-leasing vacant properties and selectively selling properties.

In acquiring additional properties, we adhere to a focused strategy of primarily acquiring properties that are:

•	Freestanding, single-tenant, retail locations;
•	Leased to regional and national retail chains; and
•	Leased under long-term, net-lease agreements.

At June 30, 2008, we owned a diversified portfolio:

•	Of 2,367 retail properties;
•	With an occupancy rate of 96.8%, or 2,292 properties occupied of the 2,367 properties in the portfolio;
•	With only 75 properties available for lease;
•	Leased to 118 different retail chains doing business in 30 separate retail industries;
•	Located in 49 states;
•	With over 19.2 million square feet of leasable space; and
•	With an average leasable retail space per property of approximately 8,100 square feet.

Of the 2,367 properties in the portfolio, 2,356, or 99.5%, are single-tenant, retail properties and the remaining 11 are multi-tenant properties. At June 30, 2008, 2,282 of the 2,356 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 13.0 years.

In addition, at June 30, 2008, our wholly-owned taxable REIT subsidiary, Crest, had invested $10.4 million in eight properties, which are classified as held for sale.  Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).  Crest also holds notes receivable of $22.3 million.

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

RECENT DEVELOPMENTS

Acquisitions During the Second Quarter of 2008
During the second quarter of 2008, Realty income invested $2.7 million in one new retail property and properties under development with an initial weighted average contractual lease rate of 8.5%.  This new property will contain over 5,000 leasable square feet and is leased with a lease term of 20.0 years.  The new property acquired by Realty Income is net-leased to a retail chain in the automotive tire service industry.

Acquisitions During the First Six Months of 2008
During the first six months of 2008, Realty Income invested $184.2 million in 107 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.7%. These 107 properties are located in 14 states, will contain over 711,000 leasable square feet, and are 100% leased with an average lease term of 20.6 years.  The 107 new properties acquired by Realty Income are net-leased to eight different retail chains in the following seven industries: automotive tire service, convenience store, drug store, financial service, motor vehicle dealership, restaurant and theater.  There were no acquisitions by Crest in the first six months of 2008.

At June 30, 2008, Realty Income had invested $2.4 million in three properties that were leased and being developed by the tenant (with development costs funded by Realty Income).  Rent on these properties is scheduled to begin at various times during the next 12 months.  At June 30, 2008, we had outstanding commitments to pay estimated unfunded development costs totaling approximately $6.6 million.

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

$355 Million Acquisition Credit Facility
In May 2008, we entered into a new $355 million acquisition credit facility replacing our existing $300 million acquisition credit facility that was scheduled to expire in October 2008.  The term of the new credit facility is for three years until May 2011, plus two, one-year extension options.  Under the new credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 100 basis points with a facility fee of 27.5 basis points, for all-in drawn pricing of 127.5 basis points over LIBOR.

Investments in Existing Properties
In the second quarter of 2008, we capitalized costs of $502,000 on existing properties in our portfolio, consisting of $270,000 for re-leasing costs and $232,000 for building improvements.

In the first six months of 2008, we capitalized costs of $1.2 million on existing properties in our portfolio, consisting of $401,000 for re-leasing costs and $786,000 for building improvements.

Net Income Available to Common Stockholders
Net income available to common stockholders was $27.0 million in the second quarter of 2008 versus $30.9 million in the same quarter of 2007, a decrease of $3.9 million. On a diluted per common share basis, net income was $0.27 per share in the second quarter of 2008 compared to $0.31 in the second quarter of 2007.

Net income available to common stockholders was $50.7 million in the first six months of 2008 versus $61.1 million in the same period of 2007, a decrease of $10.4 million.  On a diluted per common share basis, net income was $0.50 per share in the first six months of 2008 compared to $0.61 per share in the first six months of 2007.

The calculation to determine net income available to common stockholders includes gains from the sales of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sale of investment properties during the second quarter of 2008 was $3.1 million, as compared to a $585,000 gain recognized from the sales of investment properties during the second quarter of 2007.  The gain recognized during the first six months of 2008 from the sale of investment properties and from the additional proceeds received from a sale of excess land was $3.7 million, as compared to a $2.4 million gain recognized from the sales of investment properties for the first six months of 2007.

Funds from Operations (FFO)
In the second quarter of 2008, our FFO decreased by $2.0 million, or 4.1%, to $46.8 million versus $48.8 million in the second quarter of 2007.  On a diluted per common share basis, FFO was $0.47 in the second quarter of 2008 compared to $0.49 in the second quarter of 2007, a decrease of $0.02, or 4.1%.

In the first six months of 2008, our FFO decreased by $2.6 million, or 2.7%, to $92.7 million versus $95.3 million in the first six months of 2007.  On a diluted per common share basis, FFO was $0.92 in the first six months of 2008 compared to $0.95 in the first six months of 2007, a decrease of $0.03, or 3.2%.

See our discussion of FFO later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of net income available to common stockholders to FFO.

Crest’s Property Sales
During the second quarter of 2008, Crest sold seven properties from its inventory for an aggregate of $28.6 million, which resulted in a gain of $1.7 million.  During the first six months of 2008, Crest sold 22 properties for an aggregate of $46.1 million, which resulted in a gain of $4.4 million.  Crest’s gains are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Crest’s Property Inventory
At June 30, 2008, Crest had $10.4 million invested in eight properties.  At December 31, 2007, Crest’s property inventory totaled $56.2 million in 30 properties.  These properties are included in “real estate held for sale, net” on our consolidated balance sheets.

Increases in Monthly Distributions to Common Stockholders
We continue our 39-year policy of paying distributions monthly.  Monthly distributions per share were increased in July 2008 by $0.000625 to $0.138.  The increase in July 2008 was our 43rd consecutive quarterly increase and the 49th increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In the first six months of 2008, we paid three monthly cash distributions per share in the amount of $0.13675 and three in the amount of $0.137375, totaling $0.822375. In June 2008 and July 2008, we declared distributions of $0.138 per share, which were paid in July 2008 and will be paid in August 2008, respectively.

The monthly distribution of $0.138 per share represents a current annualized distribution of $1.656 per share, and an annualized distribution yield of approximately 6.7% based on the last reported sale price of our common stock on the NYSE of $24.70 on July 21, 2008. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

Matters Pertaining to a Certain Tenant

On January 22, 2008, Buffets Holdings, Inc. (“Buffets Holdings”) together with each of its subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Realty Income owned 116 properties and Crest owned three properties leased to subsidiaries of Buffets, Inc. (”Buffets”) and guaranteed by Buffets.  Buffets is a subsidiary of Buffets Holdings.  In February 2008, Buffets Holdings elected to reject the leases for 12 properties owned by Realty Income and two properties owned by Crest, and returned those 14 properties to us.  In July 2008, Realty Income reached an agreement with Buffets Holdings for the continued lease of all of its remaining properties.  Under the terms of the agreement, all 105 of the remaining leases, including 104 owned by Realty Income and one owned by Crest, will be assumed and continue to be operated by Buffets Holdings.  Rents will be modified, for the 104 Realty Income properties, from an annualized rent of $22.4 million to $19.4 million, or 87% of previous rents.  In addition, rents are to increase 2% annually.  Subsequent to the approval of this agreement, it is anticipated that Buffets Holdings will continue to be our largest tenant and will represent approximately 5.9% of Realty Income’s annualized lease revenue.  The agreement has been filed with the Court for approval and is subject to the U.S. Bankruptcy Code.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our retail properties. We intend to retain an appropriate amount of cash as working capital. At June 30, 2008, we had cash and cash equivalents totaling $39.4 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future.  We intend, however, to use additional sources of capital to fund property acquisitions and to repay future borrowings under our credit facility.

$355 Million Acquisition Credit Facility
In May 2008, we entered into a new $355 million revolving, unsecured credit facility replacing our existing $300 million acquisition credit facility that was scheduled to expire in October 2008.  The term of the new credit facility is for three years until May 2011, plus, two, one-year extension options.  Under the new credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 100 basis points with a facility fee of 27.5 basis points, for all-in drawn pricing of 127.5 basis points over LIBOR.  At July 21, 2008, we had a borrowing capacity of $355 million available on our new credit facility and no outstanding balance.

We expect to use our credit facility to acquire additional retail properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk.  We have the right to request an increase in the borrowing capacity of the credit facility by up to $100 million, to a total borrowing capacity of $455 million.  Any increase in the borrowing capacity is subject to approval by the lending banks on our credit facility.

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

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At July 21, 2008, our total outstanding credit facility borrowings and outstanding notes were $1.47 billion or approximately 34.0% of our total market capitalization of $4.32 billion.

We define our total market capitalization at July 21, 2008 as the sum of:

•	Shares of our common stock outstanding of 101,340,803 multiplied by the last reported sales price of our common stock on the NYSE of $24.70 per share on July 21, 2008, or $2.5 billion;
•	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
•	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million; and
•	Outstanding notes of $1.47 billion.

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

Notes Outstanding
Our senior unsecured note obligations consist of the following as of June 30, 2008, sorted by maturity date (dollars in millions):

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

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes.  These calculations, which are not based on GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance.  The actual amounts as of June 30, 2008 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60%	41.8%
Limitation on incurrence of secured debt	≤ 40%	0.0%
Debt service coverage (trailing 12 months)	≥ 1.5 x	3.6	x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	239%

The following table summarizes the payments of each of our obligations as of June 30, 2008 (dollars in millions):

Table of Obligations
				Ground	Ground
				Leases	Leases
				Paid by	Paid by
Year of	Credit			Realty	Our
Maturity	Facility (1)	Notes	Interest (2)	Income(3)	Tenants(4)	Other (5)	Totals
2008	$--	$100.0	$45.1	$--	$1.9	$7.4	$154.4
2009	--	20.0	82.5	0.1	3.6	--	106.2
2010	--	--	82.4	0.1	3.5	--	86.0
2011	--	--	82.4	0.1	3.5	--	86.0
2012	--	--	82.4	0.1	3.4	--	85.9
Thereafter	--	1,350.0	505.9	0.9	43.2	--	1,900.0
Totals	$--	$1,470.0	$880.7	$1.3	$59.1	$7.4	$2,418.5

(1) There was no outstanding credit facility balance on July 21, 2008.
(2) Interest on the credit facility and notes has been calculated based on outstanding balances as of June 30, 2008 through their respective maturity dates.
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

(5) “Other” consists of $6.6 million of commitments under construction contracts and $832,000 of contingent payments for tenant improvements and leasing costs.

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

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains). In 2007, our cash distributions totaled $182.2 million, or approximately 113.6% of our REIT taxable income of $160.4 million. Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization.  Our estimated REIT taxable income is a non-GAAP financial measure presented to show our compliance with REIT distribution requirements and is not a measure of our liquidity or performance.

We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Our cash distributions to common stockholders for the first six months of 2008 totaled $83.3 million, representing 89.9% of our funds from operations available to common stockholders of $92.7 million.  In comparison, our 2007 cash distributions to common stockholders totaled $157.7 million, representing 83.1% of our funds from operations available to common stockholders of $189.7 million.

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

The following is a comparison of our results of operations for the three and six months ended June 30, 2008 to the three and six months ended June 30, 2007.

Rental Revenue
Rental revenue was $82.4 million for the second quarter of 2008 versus $70.1 million for the second quarter of 2007, an increase of $12.3 million, or 17.5%.  The increase in rental revenue in the second quarter of 2008 compared to the second quarter of 2007 is primarily attributable to:

•	The 107 retail properties acquired by Realty Income in 2008, which generated $3.9 million of rent in the second quarter of 2008;
•
The 325 retail properties acquired by Realty Income in 2007, which generated $10.2 million of rent in the second quarter of 2008 compared to $1.2 million in the second quarter of 2007, an increase of $9.0 million;

•	Same store rents generated on 1,798 properties during the entire second quarters of 2008 and 2007 increased by $869,000, or 1.4%, to $65.0 million from $64.1 million; and
•	An increase in straight-line rent and other non-cash adjustments to rent of $54,000 in the second quarter of 2008 as compared to the second quarter of 2007; net of
•
A net decrease of $1.5 million relating to the aggregate of (i) development properties acquired before 2007 that started paying rent in 2007, (ii) properties that were vacant during part of 2008 or 2007, (iii) properties sold during 2008 and 2007 and (iv) lease termination settlements.  These items totaled $2.85 million, in aggregate, in the second quarter of 2008 compared to $4.34 million in the same quarter of 2007.

Rental revenue was $163.9 million for the first six months of 2008 versus $138.9 million for the first six months of 2007, an increase of $25.0 million, or 18.0%.  The increase in rental revenue in the first six months of 2008 compared to the first six months of 2007 is primarily attributable to:

•	The 107 retail properties acquired by Realty Income in 2008, which generated $5.2 million of rent in the first six months of 2008;
•
The 325 retail properties acquired by Realty Income in 2007, which generated $20.06 million of rent in the first six months of 2008 compared to $1.54 million in the first six months of 2007, an increase of $18.5 million;

•	Same store rents generated on 1,798 properties during the entire first six months of 2008 and 2007 increased by $1.8 million, or 1.4%, to $130.05 million from $128.24 million; and
•	An increase in straight-line rent and other non-cash adjustments to rent of $668,000 in the first six months of 2008 as compared to the first six months of 2007; net of
•
A net decrease of $1.2 million relating to the aggregate of (i) development properties acquired before 2007 that started paying rent in 2007, (ii) properties that were vacant during part of 2008 or 2007, (iii) properties sold during 2008 and 2007 and (iv) lease termination settlements.  These items totaled $7.33 million, in aggregate, in the first six months of 2008 compared to $8.57 million in the first six months of 2007.

Of the 2,367 properties in the portfolio at June 30, 2008, 2,356, or 99.5%, are single-tenant properties and the remaining 11 are multi-tenant properties. Of the 2,356 single-tenant properties, 2,282, or 96.9%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 13.0 years at June 30, 2008. Of our 2,282 leased single-tenant properties, 2,079, or 91.1%, were under leases that provide for increases in rents through:

•	Primarily base rent increases tied to a consumer price index;
•	Fixed increases;
•	To a lesser degree, overage rent based on a percentage of the tenants’ gross sales; or
•	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $70,000 in the second quarter of 2008 and $167,000 in the second quarter of 2007. Percentage rent was $761,000 in the first six months of 2008 and $329,000 in the first six months of 2007.  Percentage rent in the second quarter and first six months of 2008 was less than 1% of rental revenue and we anticipate percentage rent to continue to be less than 1% of rental revenue for 2008.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At June 30, 2008, our portfolio of 2,367 retail properties was 96.8% leased with 75 properties available for lease, one of which is a multi-tenant property.

As of July 28, 2008, transactions to lease or sell 20 of the 75 properties available for lease at June 30, 2008 were underway or completed. We anticipate these transactions will be completed during the next several months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Interest Expense
Interest expense was $10.9 million higher in the second quarter of 2008 than in the second quarter of 2007.  Interest expense was $21.9 million higher in the first six months of 2008 than in the first six months of 2007.  Interest expense increased in 2008 primarily due to higher average outstanding balances and higher interest rates related to our average outstanding borrowings.  We issued $550 million of 12-year notes in September 2007 which contributed to the increase in average outstanding balances and higher average interest rates on our debt.

As a result of entering into our new credit facility in May 2008, we expensed $235,000 of unamortized credit facility origination costs from our prior credit facility in the second quarter of 2008.

The following is a summary of the components of our interest expense (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest on our credit facility and notes	$23,061	$14,178	$46,122	$28,090
Interest included in discontinued operations
from real estate acquired for resale by Crest	(433)	(1,758)	(1,065)	(3,877)
Amortization of settlements on treasury lock
agreement	217	217	435	435
Credit facility commitment fees	181	114	295	228
Amortization of credit facility origination costs
and deferred bond financing costs	945	523	1,583	1,043
Interest capitalized	(42)	(245)	(55)	(470)
Interest expense	$23,929	$13,029	$47,315	$25,449

	Three months ended		Six months ended
Credit facility and notes outstanding	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Average outstanding balances (dollars in thousands)	$1,470,000	$946,889	$1,470,000	$937,979
Average interest rates	6.28%	5.99%	6.28%	5.99%

At July 21, 2008, the weighted average interest rate on our notes payable of $1.47 billion was 6.28% and on our credit line was 3.46%.  There was no outstanding balance on our credit line at July 21, 2008.

Interest Coverage Ratio
Our interest coverage ratio for the second quarter of 2008 was 3.2 times and for the second quarter of 2007 was 4.8 times.  Our interest coverage ratio for the first six months of 2008 was 3.2 times and for the first six months of 2007 was 4.7 times.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded as discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities on our consolidated statements of cash flows to our interest coverage amount (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net cash provided by operating activities	$81,079	$117,906	$129,192	$172,257
Interest expense	23,929	13,029	47,315	25,449
Interest expense included in discontinued operations(1)	433	1,758	1,065	3,877
Income taxes	218	353	615	598
Income taxes included in discontinued operations(1)	(387)	1,463	421	1,612
Investment in real estate acquired for resale(1)	8	--	8	--
Proceeds from sales of real estate acquired for resale(1)	(9,434)	(55,565)	(26,920)	(65,786)
Crest provisions for impairment(1)	(953)	--	(3,347)	--
Gain on sales of real estate acquired for resale(1)	1,737	5,326	4,444	6,566
Amortization of share-based compensation	(1,709)	(1,374)	(2,853)	(2,196)
Changes in assets and liabilities:
Accounts receivable and other assets	61	(961)	232	(990)
Accounts payable, accrued expenses and other liabilities	(17,834)	(10,463)	4,277	(2,330)
Interest coverage amount	$77,148	$71,472	$154,449	$139,057
Divided by interest expense(2)	$24,362	$14,787	$48,380	$29,326
Interest coverage ratio	3.2	4.8	3.2	4.7
(1) Crest activities.
(2) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for the second quarter of 2008 was 2.5 times and for the second quarter of 2007 was 3.4 times. Our fixed charge coverage ratio for the first six months of 2008 was 2.6 times and for the first six months of 2007 was 3.4 times.  Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest coverage amount	$77,148	$71,472	$154,449	$139,057
Divided by interest expense plus preferred stock dividends(1)	$30,425	$20,850	$60,507	$41,453
Fixed charge coverage ratio	2.5	3.4	2.6	3.4
(1) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Depreciation and Amortization
For the second quarter of 2008, depreciation and amortization was $22.9 million as compared to $18.4 million in the second quarter of 2007. For the first six months of 2008, depreciation and amortization was $45.8 million as compared to $36.4 million in the first six months of 2007.  The increase in depreciation and amortization in 2008 was primarily due to the acquisition of properties in 2008 and 2007, which was partially offset by property sales in these years.  As discussed in the section entitled “Funds from Operations Available to Common Stockholders,” depreciation and amortization is a non-cash item that is excluded from our calculation of FFO.

General and Administrative Expenses
General and administrative expenses increased by $86,000 to $5.9 million in the second quarter of 2008 as compared to $5.8 million in the second quarter of 2007.  In the second quarter of 2008, general and administrative expenses as a percentage of total revenue were 7.2% as compared to 8.3% in the second quarter of 2007.

General and administrative expenses increased by $538,000 to $11.5 million in the first six months of 2008 as compared to $10.9 million in the first six months of 2007.  In the first six months of 2008, general and administrative expenses as a percentage of total revenue were 6.9% as compared to 7.7% in the first six months of 2007.

General and administrative expenses increased in total dollars during the first six months of 2008 primarily due to increases in employee costs.  We anticipate that in the remainder of 2008, general and administrative expenses as a percentage of total revenue will remain flat or decrease.

In July 2008, we had 72 permanent employees as compared to July 2007 when we had 75 permanent employees.

Property Expenses
Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At June 30, 2008, 75 properties were available for lease, as compared to 48 at December 31, 2007 and 27 at June 30, 2007.

Property expenses were $1.1 million in the second quarter of 2008 and $958,000 in the second quarter of 2007.  Property expenses were $2.4 million in the first six months of 2008 and $1.8 million in the first six months of 2007.  The increase in property expenses in 2008 is primarily attributable to an increase in maintenance, utilities, property taxes and legal fees associated with properties available for lease, net of a decrease in bad debt expense.

Income Taxes
Income taxes were $218,000 in the second quarter of 2008 as compared to $353,000 in the second quarter of 2007.  Income taxes were $615,000 in the first six months of 2008 as compared to $598,000 for the first six months of 2007.  These amounts are for city and state income taxes paid by Realty Income.

In addition, Crest incurred state and federal income tax benefits of $387,000 in the second quarter of 2008 as compared to tax expense of $1.5 million in the second quarter of 2007.  Crest incurred state and federal income taxes of $421,000 in the first six months of 2008 as compared to $1.6 million in the first six months of 2007.  These amounts are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

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

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” on our consolidated statements of income (dollars in thousands, except per share data):

	Three months ended		Six months ended
Crest’s income from discontinued operations, real estate acquired for resale	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Gain on sales of real estate acquired for resale	$1,737	$5,326	$4,444	$6,566
Rental revenue	598	2,310	1,634	5,188
Other revenue	138	55	208	61
Interest expense	(433)	(1,758)	(1,065)	(3,877)
General and administrative expense	(126)	(179)	(287)	(282)
Property expenses	(53)	(9)	(65)	(14)
Provisions for impairment	(953)	--	(3,347)	--
Income taxes	387	(1,463)	(421)	(1,612)
Income from discontinued operations, real estate acquired for resale by Crest	$1,295	$4,282	$1,101	$6,030

Per common share, basic and diluted	$0.01	$0.04	$0.01	$0.06

Realty Income’s operations from eight investment properties classified as held for sale at June 30, 2008, plus properties sold in 2008 and 2007, have been classified as discontinued operations.  The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” on our consolidated statements of income (dollars in thousands, except per share data):

	Three months ended		Six months ended
Realty Income’s income from discontinued operations, real estate held for investment	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Gain on sales of investment properties	$3,255	$585	$3,473	$585
Rental revenue	206	447	474	853
Depreciation and amortization	(39)	(104)	(99)	(217)
Property expenses	(18)	(7)	(32)	(24)
Income from discontinued operations, real estate held for investment	$3,404	$921	$3,816	$1,197

Per common share, basic and diluted	$0.03	$0.01	$0.04	$0.01

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Real estate acquired for resale by Crest	$1,295	$4,282	$1,101	$6,030
Real estate held for investment	3,404	921	3,816	1,197
Income from discontinued operations	$4,699	$5,203	$4,917	$7,227

Per common share, basic and diluted	$0.05	$0.05	$0.05	$0.07

The above per share amounts have each been calculated independently.

Crest’s Property Sales
During the second quarter of 2008, Crest sold seven properties for $28.6 million, which resulted in a gain of $1.7 million.  As part of two sales during the second quarter and first six months of 2008, Crest provided buyer financing of $19.2 million.  In comparison, during the second quarter of 2007, Crest sold 26 properties for $56.2 million, which resulted in a gain of $5.3 million.  In the second quarter of 2007, Crest provided buyer financing of $619,000.  Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

During the first six months of 2008, Crest sold 22 properties for $46.1 million, which resulted in a gain of $4.4 million.  In comparison, during the first six months of 2007, Crest sold 31 properties for $69.5 million, which resulted in a gain of $6.6 million.  In the first six months of 2007, Crest provided buyer financing of $3.8 million.

Crest’s Property Inventory
At June 30, 2008, Crest had $10.4 million invested in eight properties, all of which are held for sale.

Gain on Sales of Investment Properties by Realty Income
During the second quarter of 2008, we sold eight investment properties for $7.4 million, which resulted in a gain of $3.3 million.  The results of operations for these properties have been reclassified as discontinued operations.  Additionally, we recorded an adjustment of $203,000 from the sale of excess land from one property.  This adjustment is included in “other revenue” on our consolidated statements of income because this property continues to be owned as part of our core operations.

In comparison, during the second quarter of 2007, we sold two investment properties for a total of $1.0 million, which resulted in a gain of $585,000.  The results of operations for these properties have been reclassified as discontinued operations.

During the first six months of 2008, we sold nine investment properties for $7.8 million, which resulted in a gain of $3.5 million.  The results of operations for these properties have been reclassified as discontinued operations.  Additionally, we received proceeds of $439,000 from the sale of excess land from one property, which resulted in a gain of $236,000.  This gain is included in “other revenue” on our consolidated statements of income because this property continues to be owned as part of our core operations.

In comparison, during the first six months of 2007, we sold three investment properties for $1.5 million, which resulted in a gain of $585,000.  The results of operations for these properties have been reclassified as discontinued operations.  In addition, we sold excess land from three properties for $3.8 million, which resulted in a gain of $1.8 million.  The gain from the land sales is reported in “other revenue” on our consolidated statements of income because these properties continue to be owned as part of our core operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At June 30, 2008, we classified real estate with a carrying amount of $13.9 million as held for sale on our balance sheet, which includes properties owned by Crest.  Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Provisions for Impairment on Real Estate Acquired for Resale by Crest
A provision for impairment of $953,000 was recorded by Crest on one property held for sale in the second quarter of 2008.  Provisions for impairment of $3.3 million were recorded by Crest on three properties held for sale in the first six months of 2008.  These provisions for impairment are included in “income from discontinued operations, real estate acquired for resale by Crest.”  These three properties were leased to a subsidiary of Buffets and guaranteed by Buffets.  In February 2008, Buffets Holdings elected to reject the leases for two of these properties owned by Crest.  No provisions for impairment were recorded by Crest in the first six months of 2007.  The provisions for impairment recorded in the first six months of 2008 reduced the carrying costs to the estimated fair-market value of those properties, net of estimated selling costs.

Provisions for Impairment on Realty Income Investment Properties
No provisions for impairment were recorded in the first six months of 2008 and 2007.

Preferred Stock Dividends
Preferred stock cash dividends totaled $6.1 million in the second quarters of 2008 and 2007.  Preferred stock cash dividends totaled $12.1 million in the first six months of 2008 and 2007.

Net Income Available to Common Stockholders
Net income available to common stockholders was $27.0 million in the second quarter of 2008, a decrease of $3.9 million as compared to $30.9 million in the second quarter of 2007.  Net income available to common stockholders was $50.7 million in the first six months of 2008, a decrease of $10.4 million as compared to $61.1 million in the first six months of 2007.

The calculation to determine net income available to common stockholders includes gains from the sales of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sale of investment properties during the second quarter of 2008 was $3.1 million, as compared to a $585,000 gain recognized from the sales of investment properties during the second quarter of 2007.  The gain recognized during the first six months of 2008 from the sale of investment properties and from the additional proceeds received from a sale of excess land was $3.7 million, as compared to a $2.4 million gain recognized from the sales of investment properties for the first six months of 2007.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the second quarter of 2008 decreased by $2.0 million, or 4.1%, to $46.8 million as compared to $48.8 million in the second quarter of 2007.  FFO for the first six months of 2008 decreased by $2.6 million, or 2.7%, to $92.7 million as compared to $95.3 in the first six months of 2007.  The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO.  Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income available to common stockholders	$26,988	$30,873	$50,686	$61,133
Depreciation and amortization:
Continuing operations	22,916	18,414	45,830	36,435
Discontinued operations	39	104	99	217
Depreciation of furniture, fixtures and equipment	(79)	(46)	(157)	(95)
(Gain) loss on sales of land and investment properties:
Continuing operations	203	--	(236)	(1,806)
Discontinued operations	(3,255)	(585)	(3,473)	(585)
FFO available to common stockholders	$46,812	$48,760	$92,749	$95,299

FFO per common share, basic and diluted:	$0.47	$0.49	$0.92	$0.95

Distributions paid to common stockholders	$41,756	$38,533	$83,310	$76,863

FFO in excess of distributions paid to
common stockholders	$5,056	$10,227	$9,439	$18,436

Weighted average number of common shares
used for computation per share:
Basic	100,346,512	100,133,094	100,326,039	100,111,734
Diluted	100,394,431	100,246,112	100,420,692	100,304,617

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

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Amortization of settlement on treasury lock agreement(1)	$217	$217	$435	$435
Amortization of deferred note financing costs(2)	454	336	908	673
Amortization of share-based compensation	1,709	1,374	2,853	2,196
Capitalized leasing costs and commissions	(270)	(111)	(401)	(238)
Capitalized building improvements	(232)	(216)	(786)	(794)
Straight-line rent revenue(3)	(441)	(370)	(1,195)	(513)
Crest provisions for impairment	953	--	3,347	--

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

(3)	A negative amount indicates that our straight-line rent revenue was greater than our actual cash rent collected.

PROPERTY PORTFOLIO INFORMATION

At June 30, 2008, we owned a diversified portfolio:

•	Of 2,367 retail properties;
•	With an occupancy rate of 96.8%, or 2,292 properties occupied of the 2,367 properties in the portfolio;
•	With only 75 properties available for lease;
•	Leased to 118 different retail chains doing business in 30 separate retail industries;
•	Located in 49 states;
•	With over 19.2 million square feet of leasable space; and
•	With an average leasable retail space per property of approximately 8,100 square feet.

In addition to our real estate portfolio, our subsidiary, Crest had invested $10.4 million in eight properties located in seven states at June 30, 2008. These properties are classified as held for sale.

At June 30, 2008, 96.4% of our 2,367 retail properties, or 2,282 properties, were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically responsible for future rent increases based on increases in the consumer price index, fixed increases or, to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

Industry Diversification
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
Industries	Ended June 30, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003	Dec 31, 2002
Apparel stores	1.1%	1.2%	1.7%	1.6%	1.8%	2.1%	2.3%
Automotive collision services	1.0	1.1	1.3	1.3	1.0	0.3	--
Automotive parts	1.6	2.1	2.8	3.4	3.8	4.5	4.9
Automotive service	4.8	5.2	6.9	7.6	7.7	8.3	7.0
Automotive tire services	6.7	7.3	6.1	7.2	7.8	3.1	2.7
Book stores	0.2	0.2	0.2	0.3	0.3	0.4	0.4
Business services	*	0.1	0.1	0.1	0.1	0.1	0.1
Child care	7.5	8.4	10.3	12.7	14.4	17.8	20.8
Consumer electronics	0.8	0.9	1.1	1.3	2.1	3.0	3.3
Convenience stores	16.2	14.0	16.1	18.7	19.2	13.3	9.1
Crafts and novelties	0.3	0.3	0.4	0.4	0.5	0.6	0.4
Distribution and office	1.0	0.6	--	--	--	--	--
Drug stores	4.2	2.7	2.9	2.8	0.1	0.2	0.2
Entertainment	1.2	1.4	1.6	2.1	2.3	2.6	2.3
Equipment rental services	0.2	0.2	0.2	0.4	0.3	0.2	--
Financial services	0.2	0.2	0.1	0.1	0.1	--	--
General merchandise	0.7	0.7	0.6	0.5	0.4	0.5	0.5
Grocery stores	0.6	0.7	0.7	0.7	0.8	0.4	0.5
Health and fitness	5.5	5.1	4.3	3.7	4.0	3.8	3.8
Home furnishings	2.3	2.6	3.1	3.7	4.1	4.9	5.4
Home improvement	1.9	2.1	3.4	1.1	1.0	1.1	1.2
Motor vehicle dealerships	3.2	3.1	3.4	2.6	0.6	--	--
Office supplies	1.0	1.1	1.3	1.5	1.6	1.9	2.1
Pet supplies and services	0.8	0.9	1.1	1.3	1.4	1.7	1.7
Private education	0.8	0.8	0.8	0.8	1.1	1.2	1.3
Restaurants	21.7	21.2	11.9	9.4	9.7	11.8	13.5
Shoe stores	--	--	--	0.3	0.3	0.9	0.8
Sporting goods	2.3	2.6	2.9	3.4	3.4	3.8	4.1
Theaters	9.1	9.0	9.6	5.2	3.5	4.1	3.9
Travel plazas	0.2	0.2	0.3	0.3	0.4	0.3	--
Video rental	1.0	1.7	2.1	2.5	2.8	3.3	3.3
Other	1.9	2.3	2.7	3.0	3.4	3.8	4.4
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*  Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations.

Service Category Diversification
The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at June 30, 2008, classified according to the retail business types and the level of services they provide (dollars in thousands):
Industry	Number of Properties	Rental Revenue for the Quarter Ended June 30, 2008(1)	Percentage of Rental Revenue
Tenants Providing Services
Automotive collision services	13	$831	1.0%
Automotive service	237	3,958	4.8
Child care	265	6,188	7.5
Entertainment	8	999	1.2
Equipment rental services	2	150	0.2
Financial services	12	195	0.2
Health and fitness	26	4,567	5.5
Private education	7	616	0.8
Theaters	34	7,463	9.1
Other	10	1,605	1.9
	614	26,572	32.2
Tenants Selling Goods and Services
Automotive parts (with installation)	30	568	0.7
Automotive tire services	155	5,508	6.7
Business services	2	37	*
Convenience stores	573	13,345	16.2
Distribution and office	3	831	1.0
Home improvement	1	57	0.1
Motor vehicle dealerships	21	2,601	3.2
Pet supplies and services	9	606	0.7
Restaurants	654	17,916	21.7
Travel plazas	1	187	0.2
Video rental	32	854	1.0
	1,481	42,510	51.5
Tenants Selling Goods
Apparel stores	6	902	1.1
Automotive parts	55	746	0.9
Book stores	2	156	0.2
Consumer electronics	14	656	0.8
Crafts and novelties	5	226	0.3
Drug stores	51	3,481	4.2
General merchandise	31	588	0.7
Grocery stores	8	540	0.6
Home furnishings	42	1,900	2.3
Home improvement	31	1,472	1.8
Office supplies	10	788	1.0
Pet supplies	3	52	0.1
Sporting goods	14	1,872	2.3
	272	13,379	16.3
Totals	2,367	$82,461	100.0%

*  Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at June 30, 2008, including revenue from properties reclassified as discontinued operations of $109.

Lease Expirations
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) regarding the timing of the lease term expirations (excluding extension options) on our 2,282 net leased, single-tenant retail properties as of June 30, 2008 (dollars in thousands):

	Total Portfolio			Initial Expirations(3)			Subsequent Expirations(4)
Year	Total Number of Leases Expiring(1)	Rental Revenue for the Quarter Ended June 30, 2008(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended June 30, 2008	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended June 30, 2008	% of Total Rental Revenue
2008	81	$1,795	2.3%	37	$769	1.0%	44	$1,026	1.3%
2009	124	2,741	3.4	42	914	1.1	82	1,827	2.3
2010	81	1,668	2.1	41	1,026	1.3	40	642	0.8
2011	81	2,343	2.9	30	1,283	1.6	51	1,060	1.3
2012	114	2,704	3.4	74	1,777	2.2	40	927	1.2
2013	102	3,924	4.9	84	3,526	4.4	18	398	0.5
2014	49	1,992	2.5	41	1,823	2.3	8	169	0.2
2015	90	1,807	2.3	65	1,272	1.6	25	535	0.7
2016	112	1,915	2.4	103	1,700	2.1	9	215	0.3
2017	50	2,024	2.5	45	1,929	2.4	5	95	0.1
2018	27	1,094	1.4	17	869	1.1	10	225	0.3
2019	95	4,691	5.9	94	4,616	5.8	1	75	0.1
2020	82	2,986	3.7	79	2,922	3.6	3	64	0.1
2021	147	5,814	7.3	145	5,738	7.2	2	76	0.1
2022	104	3,226	4.1	102	3,153	4.0	2	73	0.1
2023	244	7,240	9.1	243	7,195	9.0	1	45	0.1
2024	64	1,900	2.4	64	1,900	2.4	--	--	--
2025	74	6,152	7.7	68	5,997	7.5	6	155	0.2
2026	210	11,020	13.8	198	10,287	12.9	12	733	0.9
2027	163	5,218	6.6	162	5,147	6.5	1	71	0.1
2028	83	3,786	4.7	81	3,769	4.7	2	17	*
2029	44	1,053	1.3	44	1,053	1.3	--	--	--
2030	21	939	1.2	21	939	1.2	--	--	--
2031	26	637	0.8	26	637	0.8	--	--	--
2032	2	56	0.1	2	56	0.1	--	--	--
2033	7	423	0.5	7	423	0.5	--	--	--
2034	2	230	0.3	2	230	0.3	--	--	--
2037	2	354	0.4	2	354	0.4	--	--	--
2043	1	13	*	--	--	--	1	13	*
Totals	2,282	$79,745	100.0%	1,919	$71,304	89.3%	363	$8,441	10.7%

*  Less than 0.1%

(1)
Excludes ten multi-tenant properties and 75 vacant unleased properties, one of which is a multi-tenant property.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)
Includes rental revenue of $109 from properties reclassified as discontinued operations and excludes revenue of $2,716 from ten multi-tenant properties and from 75 vacant and unleased properties at June 30, 2008.

(3)	Represents leases to the initial tenant of the property that are expiring for the first time.
(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification
The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of June 30, 2008 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended June 30, 2008(1)	Percentage of Rental Revenue
Alabama	63	98%	425,400	$1,872	2.3%
Alaska	2	100	128,500	277	0.3
Arizona	80	98	395,800	2,413	2.9
Arkansas	18	100	98,500	460	0.6
California	65	100	1,167,300	4,512	5.5
Colorado	53	96	486,300	1,862	2.3
Connecticut	26	100	282,300	1,351	1.6
Delaware	17	100	33,300	427	0.5
Florida	168	97	1,451,000	6,688	8.1
Georgia	132	98	926,900	3,946	4.8
Idaho	14	71	90,200	348	0.4
Illinois	74	96	870,300	4,207	5.1
Indiana	82	96	692,400	3,190	3.9
Iowa	22	95	296,200	999	1.2
Kansas	33	94	573,500	1,113	1.4
Kentucky	22	100	111,500	698	0.8
Louisiana	33	97	190,400	912	1.1
Maine	3	100	22,500	160	0.2
Maryland	29	100	271,200	1,607	2.0
Massachusetts	67	100	582,800	2,561	3.1
Michigan	52	98	257,300	1,323	1.6
Minnesota	21	100	392,100	1,516	1.8
Mississippi	72	96	359,600	1,441	1.7
Missouri	62	97	640,100	2,098	2.5
Montana	2	100	30,000	74	0.1
Nebraska	19	100	196,300	649	0.8
Nevada	15	93	191,000	858	1.0
New Hampshire	14	100	109,900	544	0.7
New Jersey	35	100	266,300	1,922	2.3
New Mexico	8	100	56,400	176	0.2
New York	42	95	503,200	2,514	3.1
North Carolina	97	99	551,100	2,951	3.6
North Dakota	6	100	36,600	57	0.1
Ohio	137	98	850,900	3,453	4.2
Oklahoma	25	96	145,900	593	0.7
Oregon	18	100	297,300	846	1.0
Pennsylvania	101	100	688,800	3,512	4.3
Rhode Island	4	100	14,500	87	0.1
South Carolina	100	99	374,400	2,223	2.7
South Dakota	9	100	24,900	102	0.1
Tennessee	135	95	635,500	2,928	3.6
Texas	216	92	2,317,100	7,668	9.3
Utah	6	67	35,100	87	0.1
Vermont	4	100	12,700	122	0.2
Virginia	104	99	637,100	3,504	4.2
Washington	36	89	235,100	673	0.8
West Virginia	3	67	35,100	145	0.2
Wisconsin	20	95	248,100	774	0.9
Wyoming	1	100	4,200	18	*
Totals/Average	2,367	97%	19,242,900	$82,461	100.0%
* Less than 0.1%
(1)	Includes rental revenue for all properties owned by Realty Income at June 30, 2008, including revenue from properties reclassified as discontinued operations of $109.

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

Approximately 96.4% of our 2,367 retail properties, or 2,282 properties, in the portfolio are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

For information on the impact of recent accounting pronouncements on our business, see note 2 of the Notes to Consolidated Financial Statements.

OTHER INFORMATION

Our common stock is listed on the NYSE under the ticker symbol “O” with a cusip number of 756109-104.  Our central index key number is 726728.

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

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at June 30, 2008. We do not enter into any derivative transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents by year of expected maturity, the principal amounts, average interest rates, and fair values as of June 30, 2008.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data
Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2008(1)	$100.0	8.25%	$--	--%
2009(2)	20.0	8.00	--	--
2010	--	--	--	--
2011(3)	--	--	--	--
2012	--	--	--	--
Thereafter(4)	1,350.0	6.10	--	--
Totals	$1,470.0	6.28%	$--	--%
Fair Value(5)	$1,349.2		$--

(1)	$100 million matures in November 2008.
(2)	$20 million matures in January 2009.
(3)	The credit facility expires in May 2011. There was no outstanding credit facility balance as of July 21, 2008.
(4)
$100 million matures in March 2013, $150 million matures in November 2015, $275 million matures in September 2016, $175 million matures in September 2017, $550 million matures in August 2019 and $100 million matures in March 2035.

(5)	We base the fair value of the fixed rate debt at June 30, 2008 on the closing market price or indicative price per each note.

The table incorporates only those exposures that exist as of June 30, 2008. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates.  Our credit facility balance is variable.  At June 30, 2008, our credit facility balance was zero; however, we intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $50 million, a 1% change in interest rates would change our interest costs by $500,000 per year.

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

As of and for the quarter ended June 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Item 4.             Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 13, 2008.   As of March 14, 2008, the record date for the annual meeting, there were 101,293,987 common shares issued and outstanding and entitled to vote at the annual meeting. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

The first proposal considered at the annual meeting was the election of ten directors to serve until the 2009 annual meeting of stockholders and until their respective successors are duly elected and qualify.  All of management’s nominees for directors as listed in the proxy statement were elected with the following vote:

	Shares Voted For	Votes Withheld
Kathleen R. Allen	87,985,210	721,063
Donald R. Cameron	87,815,624	890,649
William E. Clark	87,781,753	924,520
Priya Cherian Huskins	87,927,890	778,383
Roger P. Kuppinger	87,822,858	883,415
Thomas A. Lewis	87,844,712	861,561
Michael D. McKee	87,879,976	826,297
Gregory T. McLaughlin	87,887,571	818,702
Ronald L. Merriman	87,628,375	1,077,898
Willard H. Smith Jr	87,780,498	925,775

The second proposal considered at the annual meeting was the ratification of the appointment of KPMG LLP as the independent registered public accounting firm for the year ended December 31, 2008.  This proposal was approved by 87,469,994 shares voted for, 673,091 shares voted against and 563,188 shares representing abstentions.

Item 6.	Exhibits

Exhibit No.	Description

Articles of Incorporation and By-Laws

3.1
Articles of Incorporation of the Company, as amended by amendment No. 1 dated May 10, 2005 and amendment No. 2 dated May 10, 2005 (filed as exhibit 3.1 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference).

3.2
Bylaws of the Company, as amended by amendment No. 1 dated March 20, 2000 and amendment No. 2 dated June 15, 2005, and as amended and restated on December 12, 2007 and amended and restated on May 13, 2008 (filed as exhibit 3.1 to the Company’s Form 8-K dated May 13, 2008, and incorporated herein by reference).

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

Material Contracts

10.1	$355 million Credit Agreement dated May 15, 2008 (filed as exhibit 10.1 to the Company’s Form 8-K filed on May 16, 2008 and incorporated herein by reference).

Certifications

* 31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.
* 31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
* 32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: July 30, 2008	/s/ GREGORY J. FAHEY
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)