Form 10-Q
period 2008-09-30
REALTY INCOME CORP
filed 2008-10-31
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008, or

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-13374

REALTY INCOME CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

600 La Terraza Boulevard, Escondido, California  92025-3873
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

There were 104,268,123 shares of common stock outstanding as of October 22, 2008.

REALTY INCOME CORPORATION

Form 10-Q

September 30, 2008

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

September 30, 2008 and December 31, 2007
(dollars in thousands, except per share data)

	2008	2007
ASSETS	(unaudited)
Real estate, at cost:
Land	$1,158,618	$1,110,897
Buildings and improvements	2,249,003	2,127,897
	3,407,621	3,238,794
Less accumulated depreciation and amortization	(530,586)	(470,695)
Net real estate held for investment	2,877,035	2,768,099
Real estate held for sale, net	10,085	56,156
Net real estate	2,887,120	2,824,255
Cash and cash equivalents	112,562	193,101
Accounts receivable	8,858	7,142
Goodwill	17,206	17,206
Other assets, net	64,385	35,648
Total assets	$3,090,131	$3,077,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$16,735	$15,844
Accounts payable and accrued expenses	21,913	38,112
Other liabilities	11,859	15,304
Lines of credit payable	--	--
Notes payable	1,470,000	1,470,000
Total liabilities	1,520,507	1,539,260

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share,
20,000,000 shares authorized, 13,900,000 shares issued
and outstanding in 2008 and 2007	337,790	337,790
Common stock and paid in capital, par value $1.00 per share,
200,000,000 shares authorized, 104,266,403 and 101,082,717
shares issued and outstanding in 2008 and 2007, respectively	1,623,659	1,545,037
Distributions in excess of net income	(391,825)	(344,735)
Total stockholders’ equity	1,569,624	1,538,092
Total liabilities and stockholders’ equity	$3,090,131	$3,077,352

The accompanying notes to consolidated financial statements are an integral part of these statements.

    REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the three and nine months ended September 30, 2008 and 2007
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUE
Rental	$82,213	$72,229	$245,681	$210,525
Other	322	1,293	1,851	3,659
	82,535	73,522	247,532	214,184

EXPENSES
Interest	23,915	16,163	71,230	41,612
Depreciation and amortization	22,869	19,433	67,798	55,740
General and administrative	5,097	6,290	16,564	17,219
Property	1,778	815	4,105	2,630
Income taxes	308	350	922	948
	53,967	43,051	160,619	118,149
Income from continuing operations	28,568	30,471	86,913	96,035
Income from discontinued operations:
Real estate acquired for resale by Crest	238	1,937	567	7,967
Real estate held for investment	5,891	1,565	10,030	3,231
	6,129	3,502	10,597	11,198
Net income	34,697	33,973	97,510	107,233
Preferred stock cash dividends	(6,063)	(6,063)	(18,190)	(18,190)
Net income available to common stockholders	$28,634	$27,910	$79,320	$89,043

Amounts available to common stockholders per common share:
Income from continuing operations,
basic and diluted	$0.22	$0.24	$0.68	$0.78
Net income, basic and diluted:	$0.29	$0.28	$0.79	$0.89

Weighted average common shares outstanding:
Basic	100,362,872	100,187,901	100,400,212	100,148,993
Diluted	100,420,070	100,252,953	100,462,396	100,326,859

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2008 and 2007
(dollars in thousands)(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$97,510	$107,233
Adjustments to net income:
Depreciation and amortization	67,798	55,740
Income from discontinued operations:
Real estate acquired for resale	(567)	(7,967)
Real estate held for investment	(10,030)	(3,231)
Gain on sales of land and improvements	(236)	(1,835)
Amortization of share-based compensation	3,966	3,025
Cash provided by (used in) discontinued operations:
Real estate acquired for resale	70	(819)
Real estate held for investment	1,112	2,515
Investment in real estate acquired for resale	(9)	(29,892)
Proceeds from sales of real estate acquired for resale	31,511	94,131
Change in assets and liabilities:
Accounts receivable and other assets	1,335	728
Accounts payable, accrued expenses and other liabilities	(18,213)	(773)
Net cash provided by operating activities	174,247	218,855
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties:
Continuing operations	439	4,370
Discontinued operations	8,495	3,114
Acquisition of and improvements to investment properties	(191,074)	(377,564)
Intangibles acquired in connection with acquisitions of
investment properties	(397)	(319)
Restricted escrow funds acquired in connection with
acquisitions of investment properties	--	(2,648)
Net cash used in investing activities	(182,537)	(373,047)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(125,519)	(116,382)
Cash dividends to preferred stockholders	(18,190)	(18,520)
Proceeds from common stock offering, net costs of $3,952	74,497	--
Credit facility origination costs	(3,196)	--
Proceeds from notes issued, net of offering costs of $5,563	--	544,437
Borrowings from lines of credit	--	407,800
Payments under lines of credit	--	(407,800)
Proceeds from other stock issuances	159	728
Net cash (used in) provided by financing activities	(72,249)	410,263
Net (decrease) increase in cash and cash equivalents	(80,539)	256,071
Cash and cash equivalents, beginning of period	193,101	10,573
Cash and cash equivalents, end of period	$112,562	$266,644
For supplemental disclosures, see note 13.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

At September 30, 2008, we owned 2,355 properties, located in 49 states, containing over 19.2 million leasable square feet, along with five properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”).  Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

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

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible.  We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectibility of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $650,000 at September 30, 2008 and $795,000 at December 31, 2007.

	September 30,	December 31,
D. Other assets consist of the following (dollars in thousands) at:	2008	2007
Notes receivable issued in conjunction with Crest property sales	$22,375	$3,132
Deferred bond financing costs, net	13,559	14,940
Value of in-place and above-market leases, net	10,804	11,211
Escrow deposits for Section 1031 tax-deferred exchanges	10,205	--
Prepaid expenses	3,146	3,803
Unamortized credit facility fees, net	2,836	434
Corporate assets, net of accumulated depreciation and amortization	1,345	1,356
Settlements on treasury lock agreements	106	759
Other items	9	13
	$64,385	$35,648

E. Accounts payable and accrued expenses consist of the	September 30,	December 31,
following (dollars in thousands) at:	2008	2007
Bond interest payable	$10,176	$24,987
Other items	11,737	13,125
	$21,913	$38,112

	September 30,	December 31,
F. Other liabilities consist of the following (dollars in thousands) at:	2008	2007
Rent received in advance	$6,207	$10,626
Security deposits	3,928	2,818
Value of in-place below-market leases, net	1,724	1,860
	$11,859	$15,304

G. Distributions payable are comprised of the following	September 30,	December 31,
declared distributions (dollars in thousands) at:	2008	2007
Common stock distributions	$14,714	$13,823
Preferred stock dividends	2,021	2,021
	$16,735	$15,844

H.   Impact of Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R (revised 2007), Business Combinations.  Effective January 1, 2009, Statement No. 141R will change the accounting treatment and disclosures for certain specific items in a business combination.  Under Statement No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  We do not expect Statement No. 141R to have an impact on our financial position or results of operations.

 In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  FSP EITF No. 03-6-1 clarified that all outstanding nonvested share-based payment awards that contain rights to nonforfeitable dividends are considered “participating securities,” as defined by FSP EITF No. 03-6-1, which require the two-class method of computing basic and diluted earnings per share to be applied.  FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008.  We do not expect FSP EITF No. 03-6-1 to have a material impact on our calculation of basic and diluted earnings per share.

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  FSP FAS No. 157-3 clarified the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance.  FSP FAS 157-3 does not have an impact on our financial position or results of operations since we do not have any assets or liabilities that are measured at fair value as of September 30, 2008.

3.	Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators.

A.  During the first nine months of 2008, Realty Income invested $188.5 million in 108 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.7%.  These 108 properties are located in 14 states, will contain over 714,000 leasable square feet, and are 100% leased with an average lease term of 20.6 years.  The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.

In comparison, during the first nine months of 2007, Realty Income and Crest invested $412.9 million, in aggregate, in 264 new retail properties and properties under development.  These 264 properties are located in 33 states, contain over 1.6 million leasable square feet, and are 100% leased with an average lease term of 19.2 years.  Of the $412.9 million invested in the first nine months of 2007, Realty Income invested $383.0 million in 232 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.6%.  These 232 properties are located in 33 states, contain over 1.5 million leasable square feet, and are 100% leased with an average lease term of 19.1 years.

B.  During the first nine months of 2008, Crest did not invest in any new retail properties.  During the first nine months of 2007, Crest invested $29.9 million in 32 new retail properties.

C.  Crest’s property inventory at September 30, 2008 consisted of five properties with a total investment of $6.0 million and at December 31, 2007 consisted of 30 properties with a total investment of $56.2 million.  These amounts are included on our consolidated balance sheets in “real estate held for sale, net.”

D.  Of the $188.5 million invested by Realty Income in the first nine months of 2008, $10.0 million was used to acquire two retail properties with existing leases.  In accordance with FASB Statement No. 141, Business Combinations, Realty Income recorded $397,000 as the intangible value of the in-place leases.  This amount is recorded to “other assets” on our consolidated balance sheets and amortized over the life of the leases.

Of the $412.9 million invested by Realty Income and Crest in the first nine months of 2007, $7.1 million was used to acquire one retail property with an existing lease.  In accordance with Statement No. 141, Realty Income recorded $1.0 million as the intangible value of the in-place lease and $689,000 as the intangible value of the below-market rents.  These amounts are recorded to “other assets” and “other liabilities,” respectively, on our consolidated balance sheets and are amortized over the life of the lease.

4.	Credit Facility

In May 2008, we entered into a new $355 million acquisition credit facility which replaced our existing $300 million acquisition credit facility that was scheduled to expire in October 2008.  The term of the new credit facility is for three years, until May 2011, plus two, one-year extension options.  Under the new credit facility, our investment grade credit ratings provide for financing at LIBOR (London Interbank Offered Rate) plus 100 basis points with a facility commitment fee of 27.5 basis points, for all-in drawn pricing of 127.5 basis points over LIBOR.  We also have other interest rate options available to us.

In May 2008, as a result of entering into our new credit facility, we expensed $235,000 of unamortized credit facility origination costs from our prior credit facility, which are included in interest expense.

We did not utilize our credit facility during the first nine months of 2008.  The effective borrowing rate at September 30, 2008 was 4.9%. Our average borrowing rate on our credit facility during the first nine months of 2007 was 6.0%.  Our current and prior credit facilities are subject to various leverage and interest coverage ratio limitations. We are and have been in compliance with these covenants.  Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

5.     Common Stock

In September 2008, we issued 2,925,000 shares of common stock at a price of $26.82 per share.  The net proceeds of $74.5 million will be used, along with our available cash on hand and, if necessary, draw-downs on our credit facility, to repay the $100 million outstanding principal amount of our 8.25% Monthly Income Senior Notes, which come due in November 2008, and to repay the $20 million outstanding principal amount of our 8% Notes, which come due in January 2009.

6.	Notes Payable

Our senior unsecured note obligations consist of the following, sorted by maturity date at both September 30, 2008 and December 31, 2007 (dollars in millions):

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
$1,470.0
7.       Fair Value of Financial Assets and Liabilities

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

We believe that the carrying values reflected in the consolidated balance sheets, at September 30, 2008 and December 31, 2007, reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for the notes payable and the notes receivable issued in conjunction with Crest property sales, which are disclosed below (dollars in millions):

	Carrying value	Estimated fair
At September 30, 2008	per balance sheet	market value
Notes payable	$1,470.0	$1,246.5
Notes receivable issued in conjunction with Crest property sales	$22.4	$20.6

	Carrying value	Estimated fair
At December 31, 2007	per balance sheet	market value
Notes payable	$ 1,470.0	$ 1,412.5
Notes receivable issued in conjunction with Crest property sales	$ 3.1	$ 2.8

In making these assessments, we used estimates.  The estimated fair value of the notes payable is based upon the closing market price per note or indicative price per note.  The estimated fair value of the notes receivable issued in conjunction with Crest property sales has been calculated by discounting the future cash flows using an interest rate based upon the current 10-year Treasury Yield Curve plus an applicable credit-adjusted spread.

8.	Gain on Sales of Real Estate Acquired for Resale by Crest

During the third quarter of 2008, Crest sold three properties for $4.6 million, which resulted in a gain of $199,000.  In comparison, during the third quarter of 2007, Crest sold 14 properties for $28.3 million, which resulted in a gain of $2.2 million.  Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

During the first nine months of 2008, Crest sold 25 properties for $50.7 million, which resulted in a gain of $4.6 million.  As part of two sales during the first nine months of 2008, Crest provided financing to the buyers of $19.2 million.  In comparison, during the first nine months of 2007, Crest sold 45 properties for $97.9 million, which resulted in a gain of $8.8 million.  In the first nine months of 2007, as part of two sales, Crest provided financing to the buyer of $3.8 million.

9.	Gain on Sales of Investment Properties by Realty Income

During the third quarter of 2008, we sold 13 investment properties for an aggregate of $11.0 million, which resulted in a gain of $5.7 million.  The results of operations for these properties have been reclassified as discontinued operations.

In comparison, during the third quarter of 2007, we sold three investment properties for an aggregate of $4.4 million, which resulted in a gain of $770,000.  The results of operations for these properties have been reclassified as discontinued operations.  As part of one sale during the third quarter of 2007, we received a lease termination fee of $427,000, which is reported in “income from discontinued operations, real estate held for investment” on our consolidated statements of income.  In addition, we sold excess land and improvements from two properties for an aggregate of $529,000, which resulted in a gain of $29,000.  The gain from the land and improvements sales is reported in “other revenue” on our consolidated statements of income because these improvements and excess land were associated with properties that continue to be owned as part of our core operations.

During the first nine months of 2008, we sold 22 investment properties for an aggregate of $18.8 million, which resulted in a gain of $9.2 million.  The results of operations for these properties have been reclassified as discontinued operations.  Additionally, we received proceeds of $439,000 from a sale of excess land from one property, which resulted in a gain of $236,000.  This gain is included in “other revenue” on our consolidated statements of income because this excess land was associated with a property that continues to be owned as part of our core operations.

In comparison, during the first nine months of 2007, we sold six investment properties for an aggregate of $5.9 million, which resulted in a gain of $1.4 million. The results of operations for these properties have been reclassified as discontinued operations.   In addition, we sold excess land and improvements from five properties for an aggregate of $4.4 million, which resulted in a gain of $1.8 million.  The gain from the land and improvements sales is reported in “other revenue” on our consolidated statements of income because these improvements and excess land were associated with properties that continue to be owned as part of our core operations.

10.	Discontinued Operations

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Realty Income’s operations from eight investment properties classified as held for sale at September 30, 2008, plus properties sold in 2008 and 2007, are reported as discontinued operations.  Their respective results of operations have been reclassified to “income from discontinued operations, real estate held for investment” on our consolidated statements of income.  We do not depreciate properties that are classified as held for sale.

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

Provisions for impairment of $27,000 and $3.4 million were recorded by Crest on three properties held for sale in the three and nine months ended September 30, 2008, respectively.  No provisions for impairment were recorded by Crest in the first nine months of 2007.  These provisions for impairment are included in “income from discontinued operations, real estate acquired for resale by Crest.”  The provisions for impairment recorded in the first nine months of 2008 reduced the carrying values to the estimated fair-market value of those properties, net of estimated selling costs.

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” on our consolidated statements of income (dollars in thousands):

	Three months ended		Nine months ended
Crest’s income from discontinued	September 30,		September 30,
operations, real estate acquired for resale	2008	2007	2008	2007
Gain on sales of real estate acquired for resale	$199	$2,219	$4,642	$8,786
Rental revenue	129	1,547	1,764	6,736
Other revenue	353	68	561	128
Interest expense	(359)	(1,239)	(1,424)	(5,115)
General and administrative expense	(110)	(224)	(397)	(507)
Property expenses	(41)	(14)	(106)	(29)
Provisions for impairment	(27)	--	(3,374)	--
Depreciation	--	--	(771)	--
Income taxes	94	(420)	(328)	(2,032)
Income from discontinued operations, real estate acquired for resale by Crest	$238	$1,937	$567	$7,967

The following is a summary of Realty Income’s “income from discontinued operations, from real estate held for investment” on our consolidated statements of income (dollars in thousands):

	Three months ended		Nine months ended
Realty Income’s income from discontinued	September 30,		September 30,
operations, real estate held for investment	2008	2007	2008	2007
Gain on sales of investment properties	$5,730	$770	$9,203	$1,355
Rental revenue	234	1,096	1,188	2,547
Depreciation and amortization	(56)	(160)	(285)	(505)
Property expenses	(17)	(7)	(76)	(32)
Provision for impairment	--	(134)	--	(134)
Income from discontinued operations, real estate held for investment	$5,891	$1,565	$10,030	$3,231

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Real estate acquired for resale by Crest	$238	$1,937	$567	$7,967
Real estate held for investment	5,891	1,565	10,030	3,231
Income from discontinued operations	$6,129	$3,502	$10,597	$11,198
Per common share, basic and diluted	$0.06	$0.03	$0.11	$0.11

The per share amounts for “income from discontinued operations” above and the “income from continuing operations” and “net income” reported on the consolidated statements of income have each been calculated independently.

11.   Distributions Paid and Payable

A.  Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of the monthly distributions paid per common share for the first nine months of 2008 and 2007:

Month	2008	2007
January	$0.136750	$0.126500
February	0.136750	0.126500
March	0.136750	0.126500
April	0.137375	0.127125
May	0.137375	0.127125
June	0.137375	0.127125
July	0.138000	0.127750
August	0.138000	0.127750
September	0.140500	0.135500
Total	$1.238875	$1.151875

At September 30, 2008, a distribution of $0.141125 per common share was payable and was paid in October 2008.

B.  Preferred Stock

In 2004, we issued 5.1 million shares of 7.375% Monthly Income Class D cumulative redeemable preferred stock.  Beginning May 27, 2009, the Class D preferred shares are redeemable, at our option, for $25 per share.  During the first nine months of 2008 and 2007, we paid nine monthly dividends to holders of our Class D preferred stock totaling $1.3828131 per share, or $7.1 million, and at September 30, 2008 a monthly dividend of $0.1536459 per share was payable and was paid in October 2008.

In 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E cumulative redeemable preferred stock.  Beginning December 7, 2011, the Class E preferred shares are redeemable, at our option, for $25 per share.  During the first nine months of 2008, we paid nine monthly dividends to holders of our Class E preferred stock totaling $1.265625 per share, or $11.1 million, and at September 30, 2008 a monthly dividend of $0.140625 per share was payable and was paid in October 2008.  During the first nine months of 2007, we paid nine monthly dividends to holders of our Class E preferred stock totaling $1.303125 per share, or $11.5 million.  In January 2007, we paid the first Class E preferred dividend of $0.178125, which covered a period of 38 days.

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

The following is a reconciliation of the denominator of basic net income per common share computation to the denominator of diluted net income per common share computation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average shares used for the basic net income per share computation	100,362,872	100,187,901	100,400,212	100,148,993
Incremental shares from share-based compensation	57,198	65,052	62,184	177,866
Adjusted weighted average shares used for diluted net income per share computation	100,420,070	100,252,953	100,462,396	100,326,859
Unvested shares from share-based compensation that were anti-dilutive	619,811	267,631	620,251	267,231

13.	Supplemental Disclosures of Cash Flow Information

Interest paid in the first nine months of 2008 was $84.6 million and in the first nine months of 2007 was $50.3 million.

Interest capitalized to properties under development in the first nine months of 2008 was $87,000 and in the first nine months of 2007 was $767,000.

Income taxes paid by Realty Income and Crest in the first nine months of 2008 totaled $1.6 million and in the first nine months of 2007 totaled $3.9 million.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  Share-based compensation expense for the first nine months of 2008 was $4.0 million and for the first nine months of 2007 was $3.0 million.

B.  In the first nine months of 2008, Crest sold two properties for $23.5 million and received notes totaling $19.2 million from the buyers, which are included in “other assets” on our consolidated balance sheet at September 30, 2008.

C.  In the first nine months of 2007, Crest sold two properties for $5.5 million and received notes totaling $3.8 million from the buyers, of which $3.1 million is included in “other assets” on our consolidated balance sheet at December 31, 2007.

D.  At September 30, 2008, Realty Income had escrow deposits of $10.2 million for tax-deferred exchanges under Section 1031 of the Tax Code.

E.  At September 30, 2007, Realty Income had escrow deposits of $2.8 million for tax-deferred exchanges under Section 1031 of the Tax Code.

F.  See note 10 for a discussion of impairments recorded by Realty Income and Crest in the first nine months of 2008 and 2007.

G.  In connection with the acquisition of seven properties during the first nine months of 2007, we acquired restricted escrow funds totaling $2.6 million.  During the remainder of 2007, all of these funds were invested in improvements to these properties.

H.  Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $3.9 million at September 30, 2007.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of September 30, 2008 (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue	2008	2007	2008	2007
Segment rental revenue(1):
Automotive service	$3,954	$3,768	$11,911	$11,150
Automotive tire services	5,527	5,283	16,518	15,848
Child care	6,274	5,982	18,647	17,933
Convenience stores	13,425	10,229	38,508	29,715
Drug stores	3,482	1,941	9,842	5,824
Health and fitness	4,616	3,882	13,705	10,768
Motor vehicle dealerships	2,602	2,375	7,755	7,096
Restaurants	17,557	14,998	54,352	41,310
Theaters	7,498	6,514	22,142	19,542
22 non-reportable segments	17,278	17,257	52,301	51,339
Total rental revenue	82,213	72,229	245,681	210,525
Other revenue	322	1,293	1,851	3,659
Total revenue	$82,535	$73,522	$247,532	$214,184

(1) Crest’s revenue appears in “income from discontinued operations, real estate acquired for resale by Crest” and is not included in this table, which covers revenue but does not include revenue classified as part of income from discontinued operations.

	September 30,	December 31,
Assets, as of:	2008	2007
Segment net real estate:
Automotive service	$107,704	$110,100
Automotive tire services	210,228	212,747
Child care	86,680	90,757
Convenience stores	475,889	408,119
Drug stores	146,777	100,154
Health and fitness	168,949	169,109
Motor vehicle dealerships	105,841	101,887
Restaurants	757,518	776,973
Theaters	302,018	267,413
22 non-reportable segments	525,516	586,996
Total segment net real estate	2,887,120	2,824,255
Other intangible assets – Automotive tire services	720	765
Other intangible assets – Drug stores	6,893	6,988
Other intangible assets – Grocery stores	924	962
Other intangible assets – Theaters	2,267	2,496
Other corporate assets	192,207	241,886
Total assets	$3,090,131	$3,077,352

15.   Common Stock Incentive Plan

In 2003, our Board of Directors adopted, and our stockholders approved, the 2003 Incentive Award Plan of Realty Income Corporation (the “Stock Plan”) to enable us to attract and retain the services of directors, employees and consultants, whom we consider to be essential to our long-term success.  The Stock Plan offers our directors, employees and consultants an opportunity to own stock in Realty Income and/or rights that will reflect our growth, development and financial success.  The Stock Plan was amended and restated by our Board of Directors in February 2006 and in May 2007.

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

The amount of share-based compensation costs charged against income during the third quarter of 2008 was $1.1 million, during the third quarter of 2007 was $828,000, during the first nine months of 2008 was $4.0 million and during the first nine months of 2007 was $3.0 million.

The following table summarizes our common stock grant activity under our Stock Plan.  Our common stock grants vest over periods ranging from immediately to 10 years.

	For the nine months ended September 30, 2008		For the year ended December 31, 2007
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)
Outstanding nonvested
shares, beginning of year	994,572	$19.46	868,726	$17.96
Shares granted	249,047	26.63	276,631	27.64
Shares vested	(176,991)	22.02	(149,284)	20.94
Shares forfeited	(8,112)	24.83	(1,501)	24.81
Outstanding nonvested shares, end of each period	1,058,516	$20.62	994,572	$19.46

(1) Grant date fair value.

During the first nine months of 2008, we issued 249,047 shares of common stock under our Stock Plan. These shares vest over the following service periods: 24,350 vested upon grant, 16,000 vest over a service period of one year, 156 vest over a service period of two years, 12,000 vest over a service period of three years, 3,681 vest over a service period of four years, 92,153 vest over a service period of five years and 100,707 vest over a service period of 10 years.

As of September 30, 2008, the remaining unamortized share-based compensation expense totaled $21.8 million, which is being amortized on a straight-line basis over the service period of each applicable award.

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

No stock options were granted after January 1, 2002 and all outstanding options were fully vested as of December 31, 2006.  Stock options were granted with an exercise price equal to the underlying stock’s fair market value at the date of grant.  Stock options expire ten years from the date they were granted and vested over service periods of one, three, four or five years.  As of September 30, 2008, there were 22,614 vested stock options outstanding and exercisable with a weighted average exercise price of $13.28.  There were 22,393 stock options exercised in the first nine months of 2008, with a weighted average exercise price of $12.14.  There were no stock option forfeitures in the first nine months of 2008.

16.   Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At September 30, 2008, we have committed $1.6 million under construction contracts.  These costs are expected to be paid in the next 12 months.  In addition, we also have contingent payments for tenant improvements and leasing costs of $920,000.

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

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. Our portfolio management focus includes:

•	Contractual rent increases on existing leases;
•	Rent increases at the termination of existing leases, when market conditions permit; and
•	The active management of our property portfolio, including re-leasing vacant properties and selectively selling properties.

In acquiring additional properties, we adhere to a focused strategy of primarily acquiring properties that are:

•	Freestanding, single-tenant, retail locations;
•	Leased to regional and national retail chains; and
•	Leased under long-term, net-lease agreements.

At September 30, 2008, we owned a diversified portfolio:

•	Of 2,355 retail properties;
•	With an occupancy rate of 96.9%, or 2,282 properties occupied of the 2,355 properties in the portfolio;
•	With only 73 properties available for lease;
•	Leased to 118 different retail chains doing business in 30 separate retail industries;
•	Located in 49 states;
•	With over 19.2 million square feet of leasable space; and
•	With an average leasable retail space per property of approximately 8,150 square feet.

Of the 2,355 properties in the portfolio, 2,344, or 99.5%, are single-tenant, retail properties and the remaining 11 are multi-tenant properties. At September 30, 2008, 2,272 of the 2,344 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 12.1 years.

In addition, at September 30, 2008, our wholly-owned taxable REIT subsidiary, Crest, had invested $6.0 million in five properties, which are classified as held for sale.  Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).  Crest also holds notes receivable of $22.4 million.

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

RECENT DEVELOPMENTS

Acquisitions During the Third Quarter of 2008
During the third quarter, Realty Income invested $4.3 million in retail properties.  The Company invested $400,000 in one new convenience store property, with an initial lease term of 23.0 years and an average contractual lease yield of 10.1%, and funded $3.9 million in properties under development based on prior development agreements.  All of the properties are 100% leased under net-lease agreements and the initial average contractual lease yield on third quarter real estate investments is 8.5%.

Acquisitions During the First Nine Months of 2008
During the first nine months of 2008, Realty Income invested $188.5 million in 108 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.7%. These 108 properties are located in 14 states, will contain over 714,000 leasable square feet, and are 100% leased with an average lease term of 20.6 years.  The 108 new properties acquired by Realty Income are net-leased to eight different retail chains in the following seven industries: automotive tire service, convenience store, drug store, financial service, motor vehicle dealership, restaurant and theater.  There were no acquisitions by Crest in the first nine months of 2008.

At September 30, 2008, Realty Income had invested $917,000 in one property that was leased and being developed by the tenant (with development costs funded by Realty Income).  Rent on this property is scheduled to begin in the next six months.  At September 30, 2008, we had outstanding commitments to pay estimated unfunded development costs totaling approximately $1.6 million.

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

$355 Million Acquisition Credit Facility
In May 2008, we entered into a new $355 million acquisition credit facility which replaced our existing $300 million acquisition credit facility that was scheduled to expire in October 2008.  The term of the new credit facility is for three years until May 2011, plus two, one-year extension options.  Under the new credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 100 basis points with a facility fee of 27.5 basis points, for all-in drawn pricing of 127.5 basis points over LIBOR. We also have other interest rate options available to us.

Issuance of Common Stock
In September 2008, we issued 2,925,000 shares of common stock at a price of $26.82 per share.  The net proceeds of $74.5 million will be used, along with our available cash on hand and, if necessary, draw-downs on our credit facility, to repay the $100 million outstanding principal amount of our 8.25% Monthly Income Senior Notes, which come due in November 2008, and to repay the $20 million outstanding principal amount of our 8% Notes, which come due in January 2009.

Investments in Existing Properties
In the third quarter of 2008, we capitalized costs of $560,000 on existing properties in our portfolio, consisting of $256,000 for re-leasing costs and $304,000 for building improvements.

In the first nine months of 2008, we capitalized costs of $1.7 million on existing properties in our portfolio, consisting of $657,000 for re-leasing costs and $1.1 million for building improvements.

Net Income Available to Common Stockholders
Net income available to common stockholders was $28.6 million in the third quarter of 2008 versus $27.9 million in the same quarter of 2007, an increase of $0.7 million. On a diluted per common share basis, net income was $0.29 per share in the third quarter of 2008 compared to $0.28 in the third quarter of 2007.

Net income available to common stockholders was $79.3 million in the first nine months of 2008 versus $89.0 million in the same period of 2007, a decrease of $9.7 million.  On a diluted per common share basis, net income was $0.79 per share in the first nine months of 2008 compared to $0.89 per share in the first nine months of 2007.

The calculation to determine net income available to common stockholders includes gains from the sales of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during the third quarter of 2008 was $5.7 million, as compared to a $799,000 gain recognized from the sales of investment properties during the third quarter of 2007.  The gain recognized during the first nine months of 2008 from the sales of investment properties and from the additional proceeds received from a sale of excess land was $9.4 million, as compared to a $3.2 million gain recognized from the sales of investment properties for the first nine months of 2007.

Funds from Operations (FFO)
In the third quarter of 2008, our FFO decreased by $0.9 million, or 1.9%, to $45.7 million versus $46.6 million in the third quarter of 2007.  On a diluted per common share basis, FFO was $0.46 in the third quarter of 2008 compared to $0.47 in the third quarter of 2007, a decrease of $0.01, or 2.1%.

In the first nine months of 2008, our FFO decreased by $3.4 million, or 2.4%, to $138.5 million versus $141.9 million in the first nine months of 2007.  On a diluted per common share basis, FFO was $1.38 in the first nine months of 2008 compared to $1.41 in the first nine months of 2007, a decrease of $0.03, or 2.1%.

See our discussion of FFO later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a reconciliation of net income available to common stockholders to FFO.

Crest’s Property Sales
During the third quarter of 2008, Crest sold three properties from its inventory for an aggregate of $4.6 million, which resulted in a gain of $199,000.  During the first nine months of 2008, Crest sold 25 properties for an aggregate of $50.7 million, which resulted in a gain of $4.6 million.  Crest’s gains are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Crest’s Property Inventory
At September 30, 2008, Crest had $6.0 million invested in five properties.  At December 31, 2007, Crest’s property inventory totaled $56.2 million in 30 properties.  These properties are included in “real estate held for sale, net” on our consolidated balance sheets.

Increases in Monthly Distributions to Common Stockholders
We continue our 39-year policy of paying distributions monthly.  Monthly distributions per share were increased in October 2008 by $0.000625 to $0.141125.  The increase in October 2008 was our 44th consecutive quarterly increase and the 51st increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In the first nine months of 2008, we paid three monthly cash distributions per share in the amount of $0.13675, three in the amount of $0.137375, two in the amount of $0.138 and one in the amount of $0.1405, totaling $1.238875.  In September 2008 and October 2008, we declared distributions of $0.141125 per share, which were paid in October 2008 and will be paid in November 2008, respectively.

The monthly distribution of $0.141125 per share represents a current annualized distribution of $1.6935 per share, and an annualized distribution yield of approximately 8.2% based on the last reported sale price of our common stock on the NYSE of $20.63 on October 22, 2008. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

Matters Pertaining to a Certain Tenant
On January 22, 2008, Buffets Holdings, Inc. (“Buffets Holdings”) together with each of its subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Realty Income owned 116 properties and Crest owned three properties leased to subsidiaries of Buffets, Inc. (”Buffets”) and guaranteed by Buffets.  Buffets is a subsidiary of Buffets Holdings.  In February 2008, Buffets Holdings elected to reject the leases for 12 properties owned by Realty Income and two properties owned by Crest, and returned those 14 properties to us.  In July 2008, Realty Income reached an agreement with Buffets Holdings for the continued lease of all of its remaining properties.  The terms of the agreement were approved by the Bankruptcy Court on September 15, 2008.  Under the terms of the agreement, all 105 of the remaining leases, including 104 owned by Realty Income and one owned by Crest, will be assumed and continue to be operated by Buffets Holdings.  Rents will be modified, for the 104 Realty Income properties, from an annualized rent of $22.4 million to $19.4 million, or 87% of previous rents.  In addition, the majority of the leases call for annual increases in rent.  Buffets Holdings continues to be our largest tenant and represents approximately 5.9% of Realty Income’s annualized lease revenue as of September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our retail properties. We intend to retain an appropriate amount of cash as working capital. At September 30, 2008, we had cash and cash equivalents totaling $112.6 million, a portion of which represents the net proceeds of $74.5 million from the September 2008 issuance of common stock.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future.  We intend, however, to use additional sources of capital to fund property acquisitions and to repay future borrowings under our credit facility.

$355 Million Acquisition Credit Facility
In May 2008, we entered into a new $355 million revolving, unsecured credit facility which replaced our existing $300 million acquisition credit facility that was scheduled to expire in October 2008.  The term of the new credit facility is for three years until May 2011, plus, two, one-year extension options.  Under the new credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 100 basis points with a facility fee of 27.5 basis points, for all-in drawn pricing of 127.5 basis points over LIBOR.  We also have other interest rate options available to us.  At October 22, 2008, we had a borrowing capacity of $355 million available on our new credit facility and no outstanding balance.

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

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At October 22, 2008, our total outstanding credit facility borrowings and outstanding notes were $1.47 billion or approximately 37.0% of our total market capitalization of $3.97 billion.

We define our total market capitalization at October 22, 2008 as the sum of:

•	Shares of our common stock outstanding of 104,268,123 multiplied by the last reported sales price of our common stock on the NYSE of $20.63 per share on October 22, 2008, or $2.15 billion;
•	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
•	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million; and
•	Outstanding notes of $1.47 billion.

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

Credit Agency Ratings
We are currently assigned investment grade corporate credit ratings on our senior unsecured notes.   Fitch Ratings has assigned a rating of BBB+, Moody’s Investors Service has assigned a rating of Baa1 and Standard & Poor’s Ratings Group has assigned a rating of BBB to our senior notes. The ratings by Standard & Poor’s, Fitch and Moody’s have “stable” outlooks.

We have also been assigned credit ratings on our preferred stock. Fitch Ratings has assigned a rating of BBB, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BB+ to our preferred stock.  The ratings by Standard & Poor’s, Fitch and Moody’s have “stable” outlooks.

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

Notes Outstanding
Our senior unsecured note obligations consist of the following as of September 30, 2008, sorted by maturity date (dollars in millions):

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

We plan to use our available cash on hand and, if necessary, draw-downs on our credit facility, to repay the $100 million outstanding principal amount of our 8.25% Monthly Income Senior Notes, which come due in November 2008, and to repay the $20 million outstanding principal amount of our 8% Notes, which come due in January 2009.

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

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes.  These calculations, which are not based on GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance.  The actual amounts as of September 30, 2008 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60%	41.0%
Limitation on incurrence of secured debt	≤ 40%	0.0%
Debt service coverage (trailing 12 months)	≥ 1.5 x	3.4	x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	244%

Table of Obligations
The following table summarizes the payments of each of our obligations as of September 30, 2008 (dollars in millions):
				Ground	Ground
				Leases	Leases
				Paid by	Paid by
Year of	Credit			Realty	Our
Maturity	Facility (1)	Notes	Interest (2)	Income(3)	Tenants(4)	Other (5)	Totals
2008	$--	$100.0	$22.0	$--	$0.9	$2.5	$125.4
2009	--	20.0	82.5	0.1	3.7	--	106.3
2010	--	--	82.4	0.1	3.5	--	86.0
2011	--	--	82.4	0.1	3.5	--	86.0
2012	--	--	82.4	0.1	3.4	--	85.9
Thereafter	--	1,350.0	505.9	0.9	43.2	--	1,900.0
Totals	$--	$1,470.0	$857.6	$1.3	$58.2	$2.5	$2,389.6

(1) There was no outstanding credit facility balance on October 22, 2008.
(2) Interest on the credit facility and notes has been calculated based on outstanding balances as of September 30, 2008 through their respective maturity dates.
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

(5) “Other” consists of $1.6 million of commitments under construction contracts and $920,000 of contingent payments for tenant improvements and leasing costs.

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

We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Our cash distributions to common stockholders for the first nine months of 2008 totaled $125.5 million, representing 90.6% of our funds from operations available to common stockholders of $138.5 million.  In comparison, our 2007 cash distributions to common stockholders totaled $157.7 million, representing 83.1% of our funds from operations available to common stockholders of $189.7 million.

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

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation of buildings and improvements is computed using the straight–line method over an estimated useful life of 25 years. If we use a shorter or longer estimated useful life it could have a material impact on our results of operations. We believe that 25 years is an appropriate estimate of useful life. No depreciation has been recorded on properties that are classified as held for sale.

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

The following is a comparison of our results of operations for the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2007.

Rental Revenue
Rental revenue was $82.2 million for the third quarter of 2008 versus $72.2 million for the third quarter of 2007, an increase of $10.0 million, or 13.9%.  The increase in rental revenue in the third quarter of 2008 compared to the third quarter of 2007 is primarily attributable to:

•	The 108 retail properties acquired by Realty Income in 2008, which generated $3.9 million of rent in the third quarter of 2008;
•
The 325 retail properties acquired by Realty Income in 2007, which generated $10.44 million of rent in the third quarter of 2008 compared to $3.67 million in the third quarter of 2007, an increase of $6.8 million;

•	Same store rents generated on 1,782 properties during the entire third quarters of 2008 and 2007 increased by $701,000, or 1.1%, to $65.1 million from $64.4 million; and
•	An increase in straight-line rent and other non-cash adjustments to rent of $59,000 in the third quarter of 2008 as compared to the third quarter of 2007; net of
•
A net decrease of $1.5 million relating to the aggregate of (i) development properties acquired before 2007 that started paying rent in 2007, (ii) properties that were vacant during part of 2008 or 2007, (iii) properties sold during 2008 and 2007 and (iv) lease termination settlements.  These items totaled $2.5 million, in aggregate, in the third quarter of 2008 compared to $4.0 million in the same quarter of 2007.

Rental revenue was $245.7 million for the first nine months of 2008 versus $210.5 million for the first nine months of 2007, an increase of $35.2 million, or 16.7%.  The increase in rental revenue in the first nine months of 2008 compared to the first nine months of 2007 is primarily attributable to:

•	The 108 retail properties acquired by Realty Income in 2008, which generated $9.1 million of rent in the first nine months of 2008;
•
The 325 retail properties acquired by Realty Income in 2007, which generated $30.5 million of rent in the first nine months of 2008 compared to $5.2 million in the first nine months of 2007, an increase of $25.3 million;

•	Same store rents generated on 1,782 properties during the entire first nine months of 2008 and 2007 increased by $2.5 million, or 1.3%, to $195.0 million from $192.5 million; and
•	An increase in straight-line rent and other non-cash adjustments to rent of $726,000 in the first nine months of 2008 as compared to the first nine months of 2007; net of
•
A net decrease of $2.6 million relating to the aggregate of (i) development properties acquired before 2007 that started paying rent in 2007, (ii) properties that were vacant during part of 2008 or 2007, (iii) properties sold during 2008 and 2007 and (iv) lease termination settlements.  These items totaled $9.4 million, in aggregate, in the first nine months of 2008 compared to $12.0 million in the first nine months of 2007.

Of the 2,355 properties in the portfolio at September 30, 2008, 2,344, or 99.5%, are single-tenant properties and the remaining 11 are multi-tenant properties. Of the 2,344 single-tenant properties, 2,272, or 96.9%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 12.1 years at September 30, 2008. Of our 2,272 leased single-tenant properties, 2,072, or 91.2%, were under leases that provide for increases in rents through:

•	Primarily base rent increases tied to a consumer price index;
•	Fixed increases;
•	To a lesser degree, overage rent based on a percentage of the tenants’ gross sales; or
•	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $163,000 in the third quarter of 2008 and $227,000 in the third quarter of 2007. Percentage rent was $925,000 in the first nine months of 2008 and $556,000 in the first nine months of 2007.  Percentage rent in the third quarter and first nine months of 2008 was less than 1% of rental revenue and we anticipate percentage rent to continue to be less than 1% of rental revenue for 2008.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At September 30, 2008, our portfolio of 2,355 retail properties was 96.9% leased with 73 properties available for lease, one of which is a multi-tenant property.

As of October 22, 2008, transactions to lease or sell 16 of the 73 properties available for lease at September 30, 2008 were underway or completed. We anticipate these transactions will be completed during the next several months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Interest Expense
Interest expense was $7.8 million higher in the third quarter of 2008 than in the third quarter of 2007.  Interest expense was $29.6 million higher in the first nine months of 2008 than in the first nine months of 2007.  Interest expense increased in 2008 primarily due to higher average outstanding balances and higher interest rates related to our average outstanding borrowings.  We issued $550 million of 12-year notes in September 2007 which contributed to the increase in average outstanding balances and higher average interest rates on our debt.

In the second quarter of 2008, as a result of entering into our new credit facility in May 2008, we expensed $235,000 of unamortized credit facility origination costs from our prior credit facility.

The following is a summary of the components of our interest expense (dollars in thousands):

Three months ended	Nine months ended
September 30,	September 30,
	2008	2007	2008	2007
Interest on our credit facility and notes	$23,061	$16,812	$69,183	$44,902
Interest included in discontinued operations from real estate acquired
for resale by Crest	(359)	(1,239)	(1,424)	(5,115)
Amortization of settlements on treasury lock agreement	218	218	653	653
Credit facility commitment fees	247	114	542	342
Amortization of credit facility origination costs and deferred
bond financing costs	780	554	2,363	1,597
Interest capitalized	(32)	(296)	(87)	(767)
Interest expense	$23,915	$16,163	$71,230	$41,612

Three months ended	Nine months ended
September 30,	September 30,
Credit facility and notes outstanding	2008	2007	2008	2007
Average outstanding balances (dollars in thousands)	$1,470,000	$1,101,810	$1,470,000	$992,605
Average interest rates	6.28%	6.10%	6.28%	6.03%

At October 22, 2008, the weighted average interest rate on our notes payable of $1.47 billion was 6.28% and on our credit line was 4.26%.  There was no outstanding balance on our credit line at October 22, 2008.

Interest Coverage Ratio
Our interest coverage ratio for the third quarter of 2008 was 3.1 times and for the third quarter of 2007 was 4.1 times.  Our interest coverage ratio for the first nine months of 2008 was 3.2 times and for the first nine months of 2007 was 4.5 times.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded as discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities on our consolidated statements of cash flows to our interest coverage amount (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net cash provided by operating activities	$45,055	$46,598	$174,247	$218,855
Interest expense	23,915	16,163	71,230	41,612
Interest expense included in discontinued operations(1)	359	1,239	1,424	5,115
Income taxes	308	350	922	948
Income taxes included in discontinued operations(1)	(94)	420	328	2,032
Investment in real estate acquired for resale(1)	--	29,892	9	29,892
Proceeds from sales of real estate acquired for resale(1)	(4,591)	(28,345)	(31,511)	(94,131)
Provision for impairment included in property expenses	--	--	--	138
Crest provisions for impairment(1)	(27)	--	(3,374)	--
Gain on sales of real estate acquired for resale(1)	199	2,219	4,642	8,786
Amortization of share-based compensation	(1,114)	(828)	(3,966)	(3,025)
Changes in assets and liabilities:
Accounts receivable and other assets	(1,567)	262	(1,335)	(728)
Accounts payable, accrued expenses and other liabilities	13,937	3,103	18,213	773
Interest coverage amount	$76,380	$71,073	$230,829	$210,267
Divided by interest expense(2)	$24,274	$17,402	$72,654	$46,727
Interest coverage ratio	3.1	4.1	3.2	4.5
(1) Crest activities.
(2) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for the third quarter of 2008 was 2.5 times and for the third quarter of 2007 was 3.0 times. Our fixed charge coverage ratio for the first nine months of 2008 was 2.5 times and for the first nine months of 2007 was 3.2 times.  Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest coverage amount	$76,380	$71,073	$230,829	$210,267
Divided by interest expense plus preferred stock dividends(1)	$30,337	$23,465	$90,844	$64,917
Fixed charge coverage ratio	2.5	3.0	2.5	3.2
(1) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Depreciation and Amortization
For the third quarter of 2008, depreciation and amortization was $22.9 million as compared to $19.4 million in the third quarter of 2007. For the first nine months of 2008, depreciation and amortization was $67.8 million as compared to $55.7 million in the first nine months of 2007.  The increase in depreciation and amortization in 2008 was primarily due to the acquisition of properties in 2008 and 2007, which was partially offset by property sales in these years.  As discussed in the section entitled “Funds from Operations Available to Common Stockholders,” depreciation and amortization is a non-cash item that is excluded from our calculation of FFO.

General and Administrative Expenses
General and administrative expenses decreased by $1.2 million to $5.1 million in the third quarter of 2008 as compared to $6.3 million in the third quarter of 2007.  In the third quarter of 2008, general and administrative expenses as a percentage of total revenue were 6.2% as compared to 8.6% in the third quarter of 2007.

General and administrative expenses decreased by $655,000 to $16.6 million in the first nine months of 2008 as compared to $17.2 million in the first nine months of 2007.  In the first nine months of 2008, general and administrative expenses as a percentage of total revenue were 6.7% as compared to 8.0% in the first nine months of 2007.

General and administrative expenses decreased in total dollars during the first nine months of 2008 primarily due to decreases in employee costs.

In October 2008, we had 73 permanent employees as compared to October 2007 when we had 75 permanent employees.

Property Expenses
Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At September 30, 2008, 73 properties were available for lease, as compared to 48 at December 31, 2007 and 37 at September 30, 2007.

Property expenses were $1.8 million in the third quarter of 2008 and $815,000 in the third quarter of 2007.  Property expenses were $4.1 million in the first nine months of 2008 and $2.6 million in the first nine months of 2007.  The increase in property expenses in 2008 is primarily attributable to an increase in maintenance, utilities, property taxes, legal fees and bad debt expense associated with properties available for lease.

Income Taxes
Income taxes were $308,000 in the third quarter of 2008 as compared to $350,000 in the third quarter of 2007.  Income taxes were $922,000 in the first nine months of 2008 as compared to $948,000 for the first nine months of 2007.  These amounts are for city and state income taxes paid by Realty Income.

In addition, Crest recorded state and federal income tax benefits of $94,000 in the third quarter of 2008 as compared to tax expense of $420,000 in the third quarter of 2007.  Crest incurred state and federal income taxes of $328,000 in the first nine months of 2008 as compared to $2.0 million in the first nine months of 2007.  These amounts are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

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

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” on our consolidated statements of income (dollars in thousands, except per share data):

	Three months ended		Nine months ended
Crest’s income from discontinued	September 30,		September 30,
operations, real estate acquired for resale	2008	2007	2008	2007
Gain on sales of real estate acquired for resale	$199	$2,219	$4,642	$8,786
Rental revenue	129	1,547	1,764	6,736
Other revenue	353	68	561	128
Interest expense	(359)	(1,239)	(1,424)	(5,115)
General and administrative expense	(110)	(224)	(397)	(507)
Property expenses	(41)	(14)	(106)	(29)
Provisions for impairment	(27)	--	(3,374)	--
Depreciation	--	--	(771)	--
Income taxes	94	(420)	(328)	(2,032)
Income from discontinued operations, real estate acquired for resale by Crest	$238	$1,937	$567	$7,967
Per common share, basic and diluted	$--	$0.02	$0.01	$0.08

Realty Income’s operations from eight investment properties classified as held for sale at September 30, 2008, plus properties sold in 2008 and 2007, have been classified as discontinued operations.  The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” on our consolidated statements of income (dollars in thousands, except per share data):

	Three months ended		Nine months ended
Realty Income’s income from discontinued	September 30,		September 30,
operations, real estate held for investment	2008	2007	2008	2007
Gain on sales of investment properties	$5,730	$770	$9,203	$1,355
Rental revenue	234	1,096	1,188	2,547
Depreciation and amortization	(56)	(160)	(285)	(505)
Property expenses	(17)	(7)	(76)	(32)
Provision for impairment	--	(134)	--	(134)
Income from discontinued operations, real estate held for investment	$5,891	$1,565	$10,030	$3,231
Per common share, basic and diluted	$0.06	$0.02	$0.10	$0.03

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Real estate acquired for resale by Crest	$238	$1,937	$567	$7,967
Real estate held for investment	5,891	1,565	10,030	3,231
Income from discontinued operations	$6,129	$3,502	$10,597	$11,198
Per common share, basic and diluted	$0.06	$0.03	$0.11	$0.11

The above per share amounts have each been calculated independently.

Crest’s Property Sales
During the third quarter of 2008, Crest sold three properties for $4.6 million, which resulted in a gain of $199,000.  In comparison, during the third quarter of 2007, Crest sold 14 properties for $28.3 million, which resulted in a gain of $2.2 million.  Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

During the first nine months of 2008, Crest sold 25 properties for $50.7 million, which resulted in a gain of $4.6 million.  As part of two sales during the first nine months of 2008, Crest provided financing to the buyers of $19.2 million.  In comparison, during the first nine months of 2007, Crest sold 45 properties for $97.9 million, which resulted in a gain of $8.8 million.  In the first nine months of 2007, as part of two sales, Crest provided financing to the buyer of $3.8 million.

Crest’s Property Inventory
At September 30, 2008, Crest had $6.0 million invested in five properties, all of which are held for sale.

Gain on Sales of Investment Properties by Realty Income
During the third quarter of 2008, we sold 13 investment properties for an aggregate of $11.0 million, which resulted in a gain of $5.7 million.  The results of operations for these properties have been reclassified as discontinued operations.

In comparison, during the third quarter of 2007, we sold three investment properties for an aggregate of $4.4 million, which resulted in a gain of $770,000.  The results of operations for these properties have been reclassified as discontinued operations.  As part of one sale during the third quarter of 2007, we received a lease termination fee of $427,000, which is reported in “income from discontinued operations, real estate held for investment” on our consolidated statements of income.  In addition, we sold excess land and improvements from two properties for an aggregate of $529,000, which resulted in a gain of $29,000.  The gain from the land and improvements sales is reported in “other revenue” on our consolidated statements of income because these improvements and excess land were associated with properties that continue to be owned as part of our core operations.

During the first nine months of 2008, we sold 22 investment properties for an aggregate of $18.8 million, which resulted in a gain of $9.2 million.  The results of operations for these properties have been reclassified as discontinued operations.  Additionally, we received proceeds of $439,000 from the sale of excess land from one property, which resulted in a gain of $236,000.  This gain is included in “other revenue” on our consolidated statements of income because this excess land was associated with a property that continues to be owned as part of our core operations.

In comparison, during the first nine months of 2007, we sold six investment properties for an aggregate of $5.9 million, which resulted in a gain of $1.4 million.  The results of operations for these properties have been reclassified as discontinued operations.  In addition, we sold excess land and improvements from five properties for an aggregate of $4.4 million, which resulted in a gain of $1.8 million.  The gain from the land and improvements sales is reported in “other revenue” on our consolidated statements of income because these improvements and excess land were associated with properties that continue to be owned as part of our core operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At September 30, 2008, we classified real estate with a carrying amount of $10.1 million as held for sale on our balance sheet, which includes properties owned by Crest.  Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Provisions for Impairment on Real Estate Acquired for Resale by Crest
Provisions for impairment of $27,000 and $3.4 million were recorded by Crest on three properties held for sale in the three and nine months ended September 30, 2008, respectively.  These provisions for impairment are included in “income from discontinued operations, real estate acquired for resale by Crest.”  In February 2008, Buffets Holdings elected to reject the leases for two of these properties owned by Crest.  No provisions for impairment were recorded by Crest in the first nine months of 2007.  The provisions for impairment recorded in the first nine months of 2008 reduced the carrying costs to the estimated fair-market value of those properties, net of estimated selling costs.

Provisions for Impairment on Realty Income Investment Properties
No provisions for impairment were recorded in the first nine months of 2008.  We recorded a provision for impairment of $134,000 on one property in the third quarter of 2007, which is included in “income from discontinued operations, real estate held for investment” on our consolidated statements of income.  We recorded a provision for impairment of $138,000 on another property in the first nine months of 2007, which is included in property expense on our consolidated statements of income.

Preferred Stock Dividends
Preferred stock cash dividends totaled $6.1 million in the third quarters of 2008 and 2007.  Preferred stock cash dividends totaled $18.2 million in the first nine months of 2008 and 2007.

Net Income Available to Common Stockholders
Net income available to common stockholders was $28.6 million in the third quarter of 2008, an increase of $0.7 million as compared to $27.9 million in the third quarter of 2007.  Net income available to common stockholders was $79.3 million in the first nine months of 2008, a decrease of $9.7 million as compared to $89.0 million in the first nine months of 2007.

The calculation to determine net income available to common stockholders includes gains from the sales of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized from the sales of investment properties during the third quarter of 2008 was $5.7 million, as compared to a $799,000 gain recognized from the sales of investment properties during the third quarter of 2007.  The gain recognized during the first nine months of 2008 from the sales of investment properties and from the additional proceeds received from a sale of excess land was $9.4 million, as compared to a $3.2 million gain recognized from the sales of investment properties for the first nine months of 2007.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the third quarter of 2008 decreased by $0.9 million, or 1.9%, to $45.7 million as compared to $46.6 million in the third quarter of 2007.  FFO for the first nine months of 2008 decreased by $3.4 million, or 2.4%, to $138.5 million as compared to $141.9 million in the first nine months of 2007.  The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO.  Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income available to common stockholders	$28,634	$27,910	$79,320	$89,043
Depreciation and amortization:
Continuing operations	22,869	19,433	67,798	55,740
Discontinued operations	56	160	1,056	505
Depreciation of furniture, fixtures and equipment	(81)	(79)	(238)	(174)
Gain on sales of land and investment properties:
Continuing operations	--	(29)	(236)	(1,835)
Discontinued operations	(5,730)	(770)	(9,203)	(1,355)
FFO available to common stockholders	$45,748	$46,625	$138,497	$141,924

FFO per common share:
Basic	$0.46	$0.47	$1.38	$1.42
Diluted	$0.46	$0.47	$1.38	$1.41

Distributions paid to common stockholders	$42,209	$39,519	$125,519	$116,382

FFO in excess of distributions paid to common stockholders	$3,539	$7,106	$12,978	$25,542

Weighted average number of common shares used for computation per share:
Basic	100,362,872	100,187,901	100,400,212	100,148,993
Diluted	100,420,070	100,252,953	100,462,396	100,326,859

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

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Amortization of settlement on treasury lock agreement(1)	$218	$218	$653	$653
Amortization of deferred note financing costs(2)	454	369	1,362	1,042
Amortization of share-based compensation	1,114	828	3,966	3,025
Capitalized leasing costs and commissions	(256)	(155)	(657)	(393)
Capitalized building improvements	(304)	(201)	(1,090)	(995)
Straight-line rent revenue(3)	(305)	(247)	(1,501)	(760)
Provisions for impairment	--	134	--	272
Crest provisions for impairment	27	--	3,374	--

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

(3)	A negative amount indicates that our straight-line rent revenue was greater than our actual cash rent collected.

PROPERTY PORTFOLIO INFORMATION

At September 30, 2008, we owned a diversified portfolio:

•	Of 2,355 retail properties;
•	With an occupancy rate of 96.9%, or 2,282 properties occupied of the 2,355 properties in the portfolio;
•	With only 73 properties available for lease;
•	Leased to 118 different retail chains doing business in 30 separate retail industries;
•	Located in 49 states;
•	With over 19.2 million square feet of leasable space; and
•	With an average leasable retail space per property of approximately 8,150 square feet.

In addition to our real estate portfolio, our subsidiary, Crest had invested $6.0 million in five properties located in five states at September 30, 2008. These properties are classified as held for sale.

At September 30, 2008, 96.5% of our 2,355 retail properties, or 2,272 properties, were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically responsible for future rent increases based on increases in the consumer price index, fixed increases or, to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

Industry Diversification
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:
	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
Industries	Ended Sept. 30, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003	Dec 31, 2002
Apparel stores	1.1%	1.2%	1.7%	1.6%	1.8%	2.1%	2.3%
Automotive collision services	1.0	1.1	1.3	1.3	1.0	0.3	--
Automotive parts	1.5	2.1	2.8	3.4	3.8	4.5	4.9
Automotive service	4.8	5.2	6.9	7.6	7.7	8.3	7.0
Automotive tire services	6.7	7.3	6.1	7.2	7.8	3.1	2.7
Book stores	0.2	0.2	0.2	0.3	0.3	0.4	0.4
Business services	*	0.1	0.1	0.1	0.1	0.1	0.1
Child care	7.7	8.4	10.3	12.7	14.4	17.8	20.8
Consumer electronics	0.8	0.9	1.1	1.3	2.1	3.0	3.3
Convenience stores	16.3	14.0	16.1	18.7	19.2	13.3	9.1
Crafts and novelties	0.3	0.3	0.4	0.4	0.5	0.6	0.4
Distribution and office	1.0	0.6	--	--	--	--	--
Drug stores	4.2	2.7	2.9	2.8	0.1	0.2	0.2
Entertainment	1.2	1.4	1.6	2.1	2.3	2.6	2.3
Equipment rental services	0.2	0.2	0.2	0.4	0.3	0.2	--
Financial services	0.2	0.2	0.1	0.1	0.1	--	--
General merchandise	0.7	0.7	0.6	0.5	0.4	0.5	0.5
Grocery stores	0.7	0.7	0.7	0.7	0.8	0.4	0.5
Health and fitness	5.6	5.1	4.3	3.7	4.0	3.8	3.8
Home furnishings	2.4	2.6	3.1	3.7	4.1	4.9	5.4
Home improvement	1.8	2.1	3.4	1.1	1.0	1.1	1.2
Motor vehicle dealerships	3.2	3.1	3.4	2.6	0.6	--	--
Office supplies	1.0	1.1	1.3	1.5	1.6	1.9	2.1
Pet supplies and services	0.8	0.9	1.1	1.3	1.4	1.7	1.7
Private education	0.7	0.8	0.8	0.8	1.1	1.2	1.3
Restaurants	21.4	21.2	11.9	9.4	9.7	11.8	13.5
Shoe stores	--	--	--	0.3	0.3	0.9	0.8
Sporting goods	2.3	2.6	2.9	3.4	3.4	3.8	4.1
Theaters	9.1	9.0	9.6	5.2	3.5	4.1	3.9
Travel plazas	0.2	0.2	0.3	0.3	0.4	0.3	--
Video rental	1.0	1.7	2.1	2.5	2.8	3.3	3.3
Other	1.9	2.3	2.7	3.0	3.4	3.8	4.4
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*  Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations.

Service Category Diversification
The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at September 30, 2008, classified according to the retail business types and the level of services they provide (dollars in thousands):

Industry	Number of Properties	Rental Revenue for the Quarter Ended September 30, 2008(1)	Percentage of Rental Revenue
Tenants Providing Services
Automotive collision services	13	$838	1.0%
Automotive service	236	3,954	4.8
Child care	264	6,312	7.7
Entertainment	8	999	1.2
Equipment rental services	2	150	0.2
Financial services	13	195	0.2
Health and fitness	26	4,616	5.6
Private education	7	620	0.7
Theaters	34	7,498	9.1
Other	9	1,526	1.9
	612	26,708	32.4
Tenants Selling Goods and Services
Automotive parts (with installation)	30	526	0.7
Automotive tire services	155	5,527	6.7
Business services	2	37	*
Convenience stores	574	13,425	16.3
Distribution and office	3	832	1.0
Home improvement	2	51	*
Motor vehicle dealerships	21	2,602	3.2
Pet supplies and services	10	626	0.8
Restaurants	644	17,598	21.4
Travel plazas	1	187	0.2
Video rental	32	829	1.0
	1,474	42,240	51.3
Tenants Selling Goods
Apparel stores	6	902	1.1
Automotive parts	53	695	0.8
Book stores	2	156	0.2
Consumer electronics	13	656	0.8
Crafts and novelties	5	244	0.3
Drug stores	51	3,482	4.2
General merchandise	31	589	0.7
Grocery stores	9	550	0.7
Home furnishings	43	1,968	2.4
Home improvement	30	1,478	1.8
Office supplies	10	791	1.0
Pet supplies	2	38	*
Sporting goods	14	1,872	2.3
	269	13,421	16.3
Totals	2,355	$82,369	100.0%
*  Less than 0.1%
(1)	Includes rental revenue for all properties owned by Realty Income at September 30, 2008, including revenue from properties reclassified as discontinued operations of $156.

Lease Expirations
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) regarding the timing of the lease term expirations (excluding extension options) on our 2,272 net leased, single-tenant retail properties as of September 30, 2008 (dollars in thousands):

	Total Portfolio			Initial Expirations(3)			Subsequent Expirations(4)
Year	Total Number of Leases Expiring(1)	Rental Revenue for the Quarter Ended September 30, 2008(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended September 30, 2008	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended September 30, 2008	% of Total Rental Revenue
2008	44	$807	1.0%	16	$297	0.4%	28	$510	0.6%
2009	121	2,645	3.3	37	802	1.0	84	1,843	2.3
2010	91	1,982	2.5	40	1,027	1.3	51	955	1.2
2011	81	2,396	3.0	35	1,332	1.7	46	1,064	1.3
2012	113	2,680	3.4	80	1,921	2.4	33	759	1.0
2013	125	4,483	5.6	91	3,760	4.7	34	723	0.9
2014	52	2,182	2.7	38	1,874	2.3	14	308	0.4
2015	89	1,826	2.3	66	1,278	1.6	23	548	0.7
2016	112	1,902	2.4	111	1,877	2.4	1	25	*
2017	50	2,022	2.5	45	1,934	2.4	5	88	0.1
2018	31	1,149	1.4	26	1,092	1.3	5	57	0.1
2019	98	4,728	5.9	94	4,499	5.6	4	229	0.3
2020	82	2,987	3.8	79	2,923	3.7	3	64	0.1
2021	139	5,672	7.1	138	5,617	7.0	1	55	0.1
2022	103	3,049	3.8	102	3,001	3.7	1	48	0.1
2023	245	7,707	9.7	244	7,682	9.7	1	25	*
2024	63	1,860	2.3	63	1,860	2.3	--	--	--
2025	70	5,468	6.9	66	5,402	6.8	4	66	0.1
2026	211	11,460	14.4	209	11,403	14.3	2	57	0.1
2027	163	5,216	6.5	163	5,216	6.5	--	--	--
2028	83	3,875	4.9	81	3,826	4.8	2	49	0.1
2029	45	1,088	1.4	45	1,088	1.4	--	--	--
2030	20	912	1.1	20	912	1.1	--	--	--
2031	27	641	0.8	27	641	0.8	--	--	--
2032	2	56	0.1	2	56	0.1	--	--	--
2033	7	422	0.5	7	422	0.5	--	--	--
2034	2	230	0.3	2	230	0.3	--	--	--
2037	2	354	0.4	2	354	0.4	--	--	--
2043	1	13	*	--	--	--	1	13	*
Totals	2,272	$79,812	100.0%	1,929	$72,326	90.5%	343	$7,486	9.5%

*  Less than 0.1%

(1)
Excludes ten multi-tenant properties and 73 vacant unleased properties, one of which is a multi-tenant property.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)
Includes rental revenue of $156 from properties reclassified as discontinued operations and excludes revenue of $2,557 from ten multi-tenant properties and from 73 vacant and unleased properties at September 30, 2008.

(3)	Represents leases to the initial tenant of the property that are expiring for the first time.
(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification
The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of September 30, 2008 (dollars in thousands):
State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended September 30, 2008(1)	Percentage of Rental Revenue
Alabama	63	98%	425,400	$1,893	2.3%
Alaska	2	100	128,500	277	0.3
Arizona	80	99	395,800	2,409	2.9
Arkansas	18	100	98,500	452	0.6
California	65	100	1,167,300	4,596	5.6
Colorado	53	96	486,300	1,891	2.3
Connecticut	25	100	279,200	1,323	1.6
Delaware	17	100	33,300	427	0.5
Florida	168	98	1,449,300	6,703	8.1
Georgia	132	98	926,900	3,933	4.8
Idaho	14	71	90,200	318	0.4
Illinois	74	96	877,800	4,202	5.1
Indiana	82	96	689,600	3,211	3.9
Iowa	22	95	296,100	1,018	1.2
Kansas	33	94	579,100	1,112	1.4
Kentucky	22	100	111,500	697	0.8
Louisiana	33	97	190,400	915	1.1
Maine	3	100	22,500	160	0.2
Maryland	29	97	271,200	1,600	1.9
Massachusetts	66	100	580,400	2,551	3.1
Michigan	52	98	257,300	1,311	1.6
Minnesota	21	100	392,100	1,534	1.9
Mississippi	71	97	347,600	1,450	1.8
Missouri	62	97	640,100	2,104	2.6
Montana	2	100	30,000	74	0.1
Nebraska	19	100	196,300	645	0.8
Nevada	15	100	191,000	858	1.0
New Hampshire	14	100	109,900	544	0.7
New Jersey	33	100	261,300	1,909	2.3
New Mexico	8	100	56,400	177	0.2
New York	40	95	502,700	2,486	3.0
North Carolina	97	99	551,100	2,937	3.6
North Dakota	6	100	36,600	57	0.1
Ohio	137	97	852,200	3,421	4.2
Oklahoma	25	96	145,900	587	0.7
Oregon	18	100	297,300	848	1.0
Pennsylvania	99	100	683,800	3,557	4.3
Rhode Island	4	100	14,500	87	0.1
South Carolina	100	98	374,400	2,208	2.7
South Dakota	9	100	24,900	102	0.1
Tennessee	135	95	635,500	2,901	3.5
Texas	215	92	2,309,700	7,569	9.2
Utah	5	80	30,600	87	0.1
Vermont	4	100	12,700	122	0.2
Virginia	104	99	637,100	3,483	4.2
Washington	35	91	230,300	687	0.8
West Virginia	3	67	35,100	140	0.2
Wisconsin	20	90	248,100	778	0.9
Wyoming	1	100	4,200	18	*
Totals/Average	2,355	97%	19,208,000	$82,369	100.0%
* Less than 0.1%
(1)	Includes rental revenue for all properties owned by Realty Income at September 30, 2008, including revenue from properties reclassified as discontinued operations of $156.

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

Approximately 96.5% of our 2,355 retail properties, or 2,272 properties, in the portfolio are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

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

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at September 30, 2008. We do not enter into any derivative transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents by year of expected maturity, the principal amounts, average interest rates, and fair values as of September 30, 2008.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data
Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2008(1)	$100.0	8.25%	$--	--%
2009(2)	20.0	8.00	--	--
2010	--	--	--	--
2011(3)	--	--	--	--
2012	--	--	--	--
Thereafter(4)	1,350.0	6.10	--	--
Totals	$1,470.0	6.28%	$--	--%
Fair Value(5)	$1,246.5		$--

(1)	$100 million matures in November 2008.
(2)	$20 million matures in January 2009.
(3)	The credit facility expires in May 2011. There was no outstanding credit facility balance as of October 22, 2008.
(4)
$100 million matures in March 2013, $150 million matures in November 2015, $275 million matures in September 2016, $175 million matures in September 2017, $550 million matures in August 2019 and $100 million matures in March 2035.

(5)	We base the fair value of the fixed rate debt at September 30, 2008 on the closing market price or indicative price per each note.

The table incorporates only those exposures that exist as of September 30, 2008. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates.  Our credit facility balance is variable.  At September 30, 2008, our credit facility balance was zero; however, we intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $50 million, a 1% change in interest rates would change our interest costs by $500,000 per year.

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

As of and for the quarter ended September 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K, with the exception of the following:

Recent disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common stock

The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing.  Continued uncertainty in the stock and credit markets may negatively affect our ability to make acquisitions.  A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.  In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing.  These events in the stock and credit markets may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock.  These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and other adverse effects on us or the economy generally.

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

Material Contracts

10.1	$355 million Credit Agreement dated May 15, 2008 (filed as exhibit 10.1 to the Company’s Form 8-K filed on May 16, 2008 and incorporated herein by reference).

*10.2	Amended and Restated Form of Employment Agreement between the Company and its Executive Officers.

Certifications

* 31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

* 31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* 32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: October 30, 2008	/s/ GREGORY J. FAHEY
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)