Form 10-K
period 2008-12-31
REALTY INCOME CORP
filed 2009-02-12
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008

Commission File Number 1-13374

REALTY INCOME CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	33-0580106
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

600 La Terraza Boulevard, Escondido, California  92025-3873
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (760) 741-2111

Securities registered pursuant to Section 12 (b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered
Common Stock, $1.00 Par Value Class D Preferred Stock, $1.00 Par Value Class E Preferred Stock, $1.00 Par Value	New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☒     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

At June 30, 2008, the aggregate market value of the Registrant’s shares of common stock, $1.00 par value, held by non-affiliates of the Registrant was $2.2 billion, at the New York Stock Exchange (“NYSE”) closing price of $22.76.

At February 9, 2009, the number of shares of common stock outstanding was 104,319,051, the number of Class D preferred stock outstanding was 5,100,000 and the number of Class E preferred stock outstanding was 8,800,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Realty Income Corporation’s Annual Meeting to be held on May 12, 2009, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

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

In addition, we seek to increase distributions to common stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. Our portfolio management focus includes:

•	Contractual rent increases on existing leases;
•	Rent increases at the termination of existing leases, when market conditions permit; and
•	The active management of our property portfolio, including re-leasing vacant properties, and selectively selling properties, thereby mitigating our exposure to certain tenants and markets.

In acquiring additional properties, we adhere to a focused strategy of primarily acquiring properties that are:

•	Freestanding, single-tenant, retail locations;
•	Leased to regional and national retail chains; and
•	Leased under long-term, net-lease agreements.

At December 31, 2008, we owned a diversified portfolio:

•	Of 2,348 retail properties;
•	With an occupancy rate of 97.0%, or 2,278 properties occupied of the 2,348 properties in the portfolio;
•	With only 70 properties available for lease;
•	Leased to 119 different retail chains doing business in 30 separate retail industries;
•	Located in 49 states;
•	With over 19.1 million square feet of leasable space; and
•	With an average leasable retail space per property of approximately 8,130 square feet.

Of the 2,348 properties in the portfolio, 2,337, or 99.5%, are single-tenant, retail properties and the remaining 11 are multi-tenant, distribution and office properties. At December 31, 2008, 2,268 of the 2,337 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.9 years.

In addition, at December 31, 2008, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”), had an inventory of five properties with a carrying value of $6.0 million, which are classified as held for sale.  Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).  We anticipate Crest will not acquire any properties in 2009.

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
•
Provide for future rent increases based on increases in the consumer price index (typically subject to ceilings), fixed increases, or to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

We commenced operations as a REIT on August 15, 1994 through the merger of 25 public and private real estate limited partnerships. Each of the partnerships was formed between 1970 and 1989 for the purpose of acquiring and managing long-term, net-leased properties.

The eight senior officers of Realty Income owned 1.2% of our outstanding common stock with a market value of $25.9 million at February 9, 2009. The directors and eight senior officers of Realty Income, as a group, owned 2.5% of our outstanding common stock with a market value of $52.1 million at February 9, 2009.

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

In February 2009, we had 69 permanent employees as compared to 75 permanent employees in February 2008.

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

RECENT DEVELOPMENTS

Increases in Monthly Distributions to Common Stockholders
We continue our 39-year policy of paying distributions monthly.  Monthly distributions per share increased in January 2009 by $0.000625 to $0.14175.  The increase in January 2009 was our 45th consecutive quarterly increase and the 52nd increase in the amount of our dividend since our listing on the NYSE in 1994. In 2008, we paid three monthly cash distributions per share in the amount of $0.13675, three in the amount of $0.137375, two in the amount of $0.138, one in the amount of $0.1405 and three in the amount of $0.141125, totaling $1.66225. In December 2008 and January 2009, we declared distributions of $0.14175 per share, which were paid in January 2009 and will be paid in February 2009, respectively.

The monthly distribution of $0.14175 per share represents a current annualized distribution of $1.701 per share, and an annualized distribution yield of approximately 8.4% based on the last reported sale price of our common stock on the NYSE of $20.19 on February 9, 2009. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

Acquisitions During 2008
During 2008, Realty Income invested $189.6 million in 108 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.7%. $181.4 million of these acquisitions occurred in the first quarter of 2008 while only $8.2 million was invested during the remainder of 2008.  These 108 properties are located in 14 states, contain over 714,000 leasable square feet, and are 100% leased with an average lease term of 20.6 years.  The 108 new properties acquired by Realty Income are net-leased to eight different retail chains in the following seven industries: automotive tire service, convenience store, drug store, financial services, motor vehicle dealership, restaurant and theater.  There were no acquisitions by Crest in 2008.

Our 2008 portfolio acquisitions were lower than in recent years primarily due to uncertainty in the commercial retail real estate market.  Property prices continued to decline and lease rates rose throughout 2008.  We continue to monitor the acquisition market carefully and will acquire properties for long-term investment when we believe the transactions are accretive to our shareholders.

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

Investments in Existing Properties
In 2008, we capitalized costs of $2.8 million on existing properties in our portfolio, consisting of $956,000 for re-leasing costs and $1.5 million for building improvements.

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

Issuance of Common Stock
In September 2008, we issued 2,925,000 shares of common stock at a price of $26.82 per share.  The net proceeds of $74.4 million were used, along with our available cash on hand, to repay the $100 million outstanding principal amount of our 8.25% Monthly Income Senior Notes (“2008 Notes”) in November 2008 and the $20 million outstanding principal amount of our 8% Notes (“2009 Notes”) in January 2009.

Note Redemptions
In November 2008, we redeemed the $100 million outstanding principal amount of our 2008 Notes.  In January 2009, we redeemed the $20 million outstanding principal amount of our 2009 Notes.  The 2008 Notes and 2009 Notes were redeemed at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. We now have no debt maturities until 2013.

Retirement of Chairman of the Board of Directors
William E. Clark, our previous non-executive chairman, retired from the Board of Directors effective February 10, 2009.  Our Corporate Governance and Nominating Committee recommended, and the Board of Directors elected, Donald R. Cameron as the new non-executive chairman effective upon Mr. Clark’s retirement.  Mr. Cameron has served on Realty Income's Board of Directors since 1994, and has been Realty Income's lead independent director since May 2004.

Net Income Available to Common Stockholders
Net income available to common stockholders was $107.6 million in 2008 versus $116.2 million in 2007, a decrease of $8.6 million. On a diluted per common share basis, net income was $1.06 per share in 2008 as compared to $1.16 per share in 2007.

The calculation to determine net income available to common stockholders includes gains from the sales of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized during 2008 from the sales of investment properties and from the additional proceeds received from a sale of excess land was $13.6 million, as compared to a $3.6 million gain recognized from the sales of investment properties and excess land during 2007.

Funds from Operations (FFO)
In 2008, our FFO decreased by $4.2 million, or 2.2%, to $185.5 million versus $189.7 million in 2007.  On a diluted per common share basis, FFO was $1.83 in 2008 compared to $1.89 in 2007, a decrease of $0.06, or 3.2%.

See our discussion of FFO in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report, which includes a reconciliation of net income available to common stockholders to FFO.

Crest’s Property Sales
During 2008, Crest sold 25 properties from its inventory for an aggregate of $50.7 million, which resulted in a gain of $4.6 million.  Crest’s gains are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Crest’s Property Inventory
Crest’s had an inventory of five properties with a carrying value of $6.0 million at December 31, 2008, which is included in “real estate held for sale, net” on our consolidated balance sheet.

DISTRIBUTION POLICY

Distributions are paid monthly to our common, Class D preferred and Class E preferred stockholders if, and when, declared by our Board of Directors.

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains). In 2008, our cash distributions totaled $193.9 million, or approximately 122.7% of our estimated REIT taxable income of $158.0 million. Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization.  Our estimated REIT taxable income is presented to show our compliance with REIT distribution requirements and is not a measure of our liquidity or performance.

We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Our 2008 cash distributions to common stockholders totaled $169.7 million, representing 91.5% of our funds from operations available to common stockholders of $185.5 million.

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

Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend, or that such amounts constitute "qualified dividend income" subject to a reduced tax rate. The maximum tax rate of non-corporate taxpayers for “qualified dividend income” has generally been reduced to 15% (until it “sunsets” or reverts to the provisions of prior law, which under current law will occur with respect to taxable years beginning after December 31, 2010). In general, dividends payable by REITs are not eligible for the reduced tax rate on corporate dividends, except to the extent the REIT’s dividends are attributable to dividends received from taxable corporations (such as our taxable REIT subsidiary, Crest), to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year) or, as discussed above, dividends properly designated by us as “capital gain dividends.” Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction in the stockholders’ basis in their stock. Distributions above that basis, generally, will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 18.8% of the distributions to our common stockholders, made or deemed to have been made in 2008, were classified as a return of capital for federal income tax purposes. We are unable to predict the portion of future distributions that may be classified as a return of capital.

BUSINESS PHILOSOPHY AND STRATEGY

Investment Philosophy
We believe that owning an actively managed, diversified portfolio of retail properties under long-term, net leases produces consistent and predictable income.  Net leases typically require the tenant to be responsible for monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases based on increases in the consumer price index (typically subject to ceilings), fixed increases or, to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.  We believe that a portfolio of properties under long-term leases, coupled with the tenant’s responsibility for property expenses, generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

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

We primarily focus on acquiring properties leased to middle market retail chains that we believe are attractive for investment because:

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

Historically, our investment focus has been on retail industries that have a service component because we believe the lease revenue from these types of businesses is more stable. Because of this investment focus, for the quarter ended December 31, 2008, approximately 83.2% of our rental revenue was derived from retailers with a service component in their business. Furthermore, we believe these service-oriented businesses would be difficult to duplicate over the Internet and that our properties continue to perform well relative to competition from Internet businesses.

Credit Strategy
We generally provide sale-leaseback financing to less than investment grade retail chains.  We typically acquire and lease back properties to regional and national retail chains and believe that within this market we can achieve an attractive risk-adjusted return on the financing we provide to retailers.  Since 1970, our overall weighted average occupancy rate at the end of each year has been 98.4%, and the occupancy rate at the end of each year has never been below 97%.

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

The typical profile of companies whose properties have been approved for acquisition are those with 50 or more retail locations.  Generally the properties:

•	Are located in highly visible areas;
•	Have easy access to major thoroughfares; and
•	Have attractive demographics.

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

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio, or extend our average remaining lease term. At December 31, 2008, we classified real estate with a carrying amount of $6.7 million as held for sale on our balance sheet, which includes $6.0 million for properties owned by Crest.  Additionally, we anticipate selling investment properties in our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months.  We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Universal Shelf Registration
In April 2006, we filed a shelf registration statement with the SEC, which is effective for a term of three years.  In accordance with the SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed.  The securities covered by this registration statement include common stock, preferred stock, debt securities, or any combination of such securities.  We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered.  The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.  There is no specific limit to the dollar amount of new securities that can be issued under this shelf registration before it expires in April 2009, and our common stock, preferred stock and notes issued after April 2006 were all issued pursuant to this universal shelf registration statement.  Our plan is to file a new shelf registration statement prior to April 2009, when our existing shelf registration statement expires.

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At February 9, 2009, our total outstanding borrowings were $1.35 billion of senior unsecured notes, or approximately 35.5% of our total market capitalization of $3.80 billion. We had no borrowings on our $355 million credit facility.

We define our total market capitalization at February 9, 2009 as the sum of:

•	Shares of our common stock outstanding of 104,319,051 multiplied by the last reported sales price of our common stock on the NYSE of $20.19 per share on February 9, 2009, or $2.11 billion;
•	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
•	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million; and
•	Outstanding notes of $1.35 billion.

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

$355 Million Acquisition Credit Facility
In May 2008, we entered into a new $355 million revolving, unsecured credit facility which replaced our existing $300 million acquisition credit facility that was scheduled to expire in October 2008.  The term of the new credit facility is for three years until May 2011, plus two, one-year extension options.  Under the new credit facility, our investment grade credit ratings provided for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 100 basis points with a facility fee of 27.5 basis points, for all-in drawn pricing of 127.5 basis points over LIBOR.  We also have other interest rate options available to us.  At February 9, 2009, we had a borrowing capacity of $355 million available on our new credit facility and no outstanding balance.

We expect to use our credit facility to acquire additional retail properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk.  We have the right to request an increase in the borrowing capacity of the credit facility up to $100 million, to a total borrowing capacity of $455 million.  Any increase in the borrowing capacity is subject to the approval of our credit facility’s lending banks.

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

Credit Agency Ratings
We are currently assigned investment grade corporate credit ratings on our senior unsecured notes.  Fitch Ratings has assigned a rating of BBB+, Moody’s Investors Service has assigned a rating of Baa1 and Standard & Poor’s Ratings Group has assigned a rating of BBB to our senior notes.  All of these ratings have “stable” outlooks.

We have also been assigned credit ratings on our preferred stock. Fitch Ratings has assigned a rating of BBB, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BB+ to our preferred stock.  All of these ratings have “stable” outlooks.

The credit ratings assigned to us could change based upon, among other things, our results of operations and financial condition.  These ratings are subject to ongoing evaluation by credit rating agencies and we cannot assure you that our ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant.  Moreover, a rating is not a recommendation to buy, sell or hold our debt securities, preferred stock or common stock.

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

•
Diversification:  Diversification of the portfolio by retail industry type, tenant, and geographic location is key to our objective of providing predictable investment results for our stockholders, therefore further diversification of our portfolio is a continuing objective. At December 31, 2008, our retail property portfolio consisted of 2,348 properties located in 49 states, leased to 119 retail chains doing business in 30 industry segments. Each of the 30 industry segments, represented in our property portfolio, individually accounted for no more than 20.8% of our rental revenue for the quarter ended December 31, 2008.

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

PROPERTIES

At December 31, 2008, we owned a diversified portfolio:

•	Of 2,348 retail properties;
•	With an occupancy rate of 97.0%, or 2,278 properties occupied of the 2,348 properties in the portfolio;
•	With only 70 properties available for lease;
•	Leased to 119 different retail chains doing business in 30 separate retail industries;
•	Located in 49 states;
•	With over 19.1 million square feet of leasable space; and
•	With an average leasable retail space per property of approximately 8,130 square feet.

In addition to our real estate portfolio, our subsidiary, Crest had an inventory of five properties located in five states at December 31, 2008. These properties have a carrying value of $6.0 million and are classified as held for sale.

At December 31, 2008, 2,268 of our 2,348 retail properties were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically responsible for future rent increases based on increases in the consumer price index (typically subject to ceilings), fixed increases or, to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

Industry Diversification
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:
	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
Industries	Ended December 31, 2008	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003
Apparel stores	1.1%	1.1%	1.2%	1.7%	1.6%	1.8%	2.1%
Automotive collision services	1.0	1.0	1.1	1.3	1.3	1.0	0.3
Automotive parts	1.6	1.6	2.1	2.8	3.4	3.8	4.5
Automotive service	4.7	4.8	5.2	6.9	7.6	7.7	8.3
Automotive tire services	6.8	6.7	7.3	6.1	7.2	7.8	3.1
Book stores	0.2	0.2	0.2	0.2	0.3	0.3	0.4
Business services	*	*	0.1	0.1	0.1	0.1	0.1
Child care	7.5	7.6	8.4	10.3	12.7	14.4	17.8
Consumer electronics	0.8	0.8	0.9	1.1	1.3	2.1	3.0
Convenience stores	16.4	15.8	14.0	16.1	18.7	19.2	13.3
Crafts and novelties	0.3	0.3	0.3	0.4	0.4	0.5	0.6
Distribution and office	1.0	1.0	0.6	--	--	--	--
Drug stores	4.2	4.1	2.7	2.9	2.8	0.1	0.2
Entertainment	1.2	1.2	1.4	1.6	2.1	2.3	2.6
Equipment rental services	0.2	0.2	0.2	0.2	0.4	0.3	0.2
Financial services	0.3	0.2	0.2	0.1	0.1	0.1	--
General merchandise	0.8	0.8	0.7	0.6	0.5	0.4	0.5
Grocery stores	0.7	0.7	0.7	0.7	0.7	0.8	0.4
Health and fitness	5.7	5.6	5.1	4.3	3.7	4.0	3.8
Home furnishings	2.6	2.4	2.6	3.1	3.7	4.1	4.9
Home improvement	1.8	1.9	2.1	3.4	1.1	1.0	1.1
Motor vehicle dealerships	3.1	3.1	3.1	3.4	2.6	0.6	--
Office supplies	1.0	1.0	1.1	1.3	1.5	1.6	1.9
Pet supplies and services	0.9	0.8	0.9	1.1	1.3	1.4	1.7
Private education	0.8	0.8	0.8	0.8	0.8	1.1	1.2
Restaurants	20.8	21.8	21.2	11.9	9.4	9.7	11.8
Shoe stores	--	--	--	--	0.3	0.3	0.9
Sporting goods	2.3	2.3	2.6	2.9	3.4	3.4	3.8
Theaters	9.1	9.0	9.0	9.6	5.2	3.5	4.1
Travel plazas	0.2	0.2	0.2	0.3	0.3	0.4	0.3
Video rental	1.0	1.1	1.7	2.1	2.5	2.8	3.3
Other	1.9	1.9	2.3	2.7	3.0	3.4	3.8
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

* Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations.

Service Category Diversification
The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at December 31, 2008, classified according to the retail business types and the level of services they provide (dollars in thousands):
Industry	Number of Properties	Rental Revenue for the Quarter Ended December 31, 2008(1)	Percentage of Rental Revenue
Tenants Providing Services
Automotive collision services	13	$852	1.0%
Automotive service	235	3,908	4.7
Child care	263	6,201	7.5
Entertainment	8	999	1.2
Equipment rental services	3	158	0.2
Financial services	13	209	0.3
Health and fitness	26	4,685	5.7
Private education	7	631	0.8
Theaters	34	7,507	9.1
Other	9	1,557	1.9
	611	26,707	32.4
Tenants Selling Goods and Services
Automotive parts (with installation)	26	510	0.6
Automotive tire services	155	5,647	6.8
Business services	1	13	*
Convenience stores	574	13,518	16.4
Distribution and office	3	847	1.0
Home improvement	3	108	0.1
Motor vehicle dealerships	21	2,603	3.1
Pet supplies and services	10	666	0.8
Restaurants	642	17,217	20.8
Travel plazas	1	187	0.2
Video rental	32	829	1.0
	1,468	42,145	50.8
Tenants Selling Goods
Apparel stores	6	902	1.1
Automotive parts	51	842	1.0
Book stores	2	156	0.2
Consumer electronics	13	686	0.8
Crafts and novelties	5	242	0.3
Drug stores	51	3,481	4.2
General merchandise	33	694	0.8
Grocery stores	9	577	0.7
Home furnishings	44	2,127	2.6
Home improvement	29	1,420	1.7
Office supplies	10	788	1.0
Pet supplies	2	43	0.1
Sporting goods	14	1,877	2.3
	269	13,835	16.8
Totals	2,348	$82,687	100.0%

* Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at December 31, 2008, including revenue from properties reclassified as discontinued operations of $44.

Lease Expirations
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) regarding the timing of the lease term expirations (excluding extension options) on our 2,268 net leased, single-tenant retail properties as of December 31, 2008 (dollars in thousands):

	Total Portfolio			Initial Expirations(3)			Subsequent Expirations(4)
Year	Total Number of Leases Expiring(1)	Rental Revenue for the Quarter Ended December 31, 2008(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended December 31, 2008	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended December 31, 2008	% of Total Rental Revenue
2009	148	$3,084	3.9%	36	$787	1.0%	112	$2,297	2.9%
2010	102	2,197	2.7	48	1,227	1.5	54	970	1.2
2011	105	3,137	3.9	57	2,055	2.6	48	1,082	1.3
2012	113	2,681	3.3	75	1,864	2.3	38	817	1.0
2013	140	5,316	6.7	99	4,329	5.4	41	987	1.3
2014	55	2,125	2.7	36	1,780	2.2	19	345	0.5
2015	108	2,857	3.6	85	2,318	2.9	23	539	0.7
2016	114	2,015	2.5	112	1,987	2.5	2	28	*
2017	49	1,894	2.4	41	1,745	2.2	8	149	0.2
2018	42	1,888	2.4	34	1,689	2.1	8	199	0.3
2019	100	4,856	6.1	94	4,526	5.7	6	330	0.4
2020	82	2,987	3.7	79	2,923	3.6	3	64	0.1
2021	170	7,503	9.4	169	7,448	9.3	1	55	0.1
2022	101	2,951	3.7	100	2,903	3.6	1	48	0.1
2023	245	7,754	9.7	243	7,680	9.6	2	74	0.1
2024	62	1,815	2.3	62	1,815	2.3	--	--	--
2025	70	5,466	6.9	66	5,398	6.8	4	68	0.1
2026	122	6,866	8.6	120	6,809	8.5	2	57	0.1
2027	152	4,622	5.8	151	4,605	5.8	1	17	*
2028	82	4,009	5.0	80	3,938	4.9	2	71	0.1
2029	45	1,099	1.4	45	1,099	1.4	--	--	--
2030	20	924	1.2	20	924	1.2	--	--	--
2031	27	649	0.8	27	649	0.8	--	--	--
2032	2	57	0.1	2	57	0.1	--	--	--
2033	7	422	0.5	7	422	0.5	--	--	--
2034	2	230	0.3	2	230	0.3	--	--	--
2037	2	354	0.4	2	354	0.4	--	--	--
2043	1	13	*	--	--	--	1	13	*
Totals	2,268	$79,771	100.0%	1,892	$71,561	89.5%	376	$8,210	10.5%

* Less than 0.1%

(1)
Excludes ten multi-tenant properties and 70 vacant unleased properties, one of which is a multi-tenant property.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)
Includes rental revenue of $44 from properties reclassified as discontinued operations and excludes revenue of $2,916 from ten multi-tenant properties and from 70 vacant and unleased properties at December 31, 2008.

(3)	Represents leases to the initial tenant of the property that are expiring for the first time.
(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification
The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of December 31, 2008 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended December 31, 2008(1)	Percentage of Rental Revenue
Alabama	63	98%	425,400	$1,893	2.3%
Alaska	2	100	128,500	277	0.3
Arizona	80	98	395,800	2,418	2.9
Arkansas	18	100	98,500	417	0.5
California	64	100	1,160,700	4,505	5.4
Colorado	53	96	486,300	1,902	2.3
Connecticut	24	100	276,600	1,310	1.6
Delaware	17	100	33,300	428	0.5
Florida	168	98	1,449,300	6,786	8.2
Georgia	132	98	926,900	3,992	4.8
Idaho	13	92	85,400	338	0.4
Illinois	74	97	877,800	4,211	5.1
Indiana	82	96	689,600	3,213	3.9
Iowa	22	95	296,100	1,006	1.2
Kansas	33	94	579,100	1,121	1.4
Kentucky	22	100	110,600	673	0.8
Louisiana	33	94	190,400	877	1.1
Maine	3	100	22,500	161	0.2
Maryland	29	97	271,200	1,587	1.9
Massachusetts	66	100	580,400	2,618	3.2
Michigan	52	98	257,300	1,243	1.5
Minnesota	21	100	392,100	1,572	1.9
Mississippi	71	97	347,600	1,478	1.8
Missouri	62	97	640,100	2,076	2.5
Montana	2	100	30,000	76	0.1
Nebraska	19	100	196,300	645	0.8
Nevada	15	93	191,000	883	1.1
New Hampshire	14	100	109,900	557	0.7
New Jersey	33	100	261,300	1,930	2.3
New Mexico	8	100	56,400	191	0.2
New York	40	95	502,700	2,493	3.0
North Carolina	96	99	548,300	2,865	3.5
North Dakota	6	100	36,600	73	0.1
Ohio	137	98	852,200	3,377	4.1
Oklahoma	25	96	145,900	582	0.7
Oregon	18	100	297,300	885	1.1
Pennsylvania	99	100	683,800	3,527	4.3
Rhode Island	3	100	11,000	57	0.1
South Carolina	100	98	374,400	2,190	2.6
South Dakota	9	100	24,900	102	0.1
Tennessee	135	96	635,500	2,920	3.5
Texas	214	92	2,241,700	7,814	9.5
Utah	5	80	30,600	87	0.1
Vermont	4	100	12,700	125	0.2
Virginia	104	99	637,100	3,496	4.2
Washington	35	91	230,300	792	1.0
West Virginia	2	100	23,000	121	0.1
Wisconsin	20	90	248,100	774	0.9
Wyoming	1	100	4,200	23	*
Totals/Average	2,348	97%	19,106,700	$82,687	100.0%

* Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at December 31, 2008, including revenue from properties reclassified as discontinued operations of $44.

Description of Leasing Structure
At December 31, 2008, 2,268 of our 2,348 retail properties were leased under net-lease agreements. Our net-lease agreements generally:

•	Are for initial terms of 15 to 20 years;
•	Require the tenant to pay minimum monthly rents and property operating expenses (taxes, insurance and maintenance); and
•
Provide for future rent increases based on increases in the consumer price index (typically subject to ceilings), fixed increases, or to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level. Where leases provide for rent increases based on increases in the consumer price index, generally these increases become part of the new permanent base rent. Where leases provide for percentage rent, this additional rent is typically payable only if the tenants’ gross sales, for a given period (usually one year), exceed a specified level and is then typically calculated as a percentage of only the amount of gross sales in excess of that level.

Certain Properties under Development
Of the 108 properties Realty Income acquired in 2008, four were development properties, all of which were occupied and paying rent at December 31, 2008.  In the case of development properties, we either enter into an agreement with a retail chain where the retailer retains a contractor to construct the building and we fund the costs of that development, or we fund a developer who constructs the building. In either case, there is an executed lease with a retail tenant at the time of the land purchase (with a fixed rent commencement date) and there is a requirement to complete the construction in a timely basis and within a specific budget, typically within eight months after we purchase the land. The tenant or developer generally is required to pay construction cost overruns to the extent that they exceed the construction budget by more than a predetermined amount. We also enter into a lease with the tenant at the time we purchase the land, which generally requires the tenant to begin paying base rent when the store opens for business. The base rent is calculated by multiplying a predetermined capitalization rate by our total investment in the property including the land cost for the property, construction costs and capitalized interest.  Crest did not acquire any development property in 2008.  Both Realty Income and Crest will continue to pursue development opportunities under similar arrangements in the future.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including documents incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. When used in this annual report, the words “estimated”, “anticipated”, “expect”, “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

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

Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements.  In particular, some of the factors that could cause actual results to differ materially are:

•	Our continued qualification as a real estate investment trust;
•	General business and economic conditions;
•	Competition;
•	Fluctuating interest rates;
•	Access to debt and equity capital markets;
•	Continued volatility and uncertainty in the credit markets and broader financial markets;
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

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date that this annual report was filed with the SEC.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, the forward-looking events discussed in this annual report might not occur.

Item 1A:        Risk Factors

This “Risk Factors” section contains references to our "capital stock" and to our "stockholders."  Unless expressly stated otherwise, the references to our "capital stock" represent our common stock and any class or series of our preferred stock, while the references to our "stockholders" represent holders of our common stock and any class or series of our preferred stock.

In order to grow we need to continue to acquire investment properties.  The acquisition of investment properties may be subject to competitive pressures.
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

Negative market conditions or adverse events affecting our existing or potential tenants, or the industries in which they operate, could have an adverse impact on our ability to attract new tenants, re-lease space, collect rent or renew leases, which could adversely affect our cash flow from operations and inhibit growth.
Cash flow from operations depends in part on the ability to lease space to tenants on economically favorable terms.  We could be adversely affected by various facts and events over which we have limited or no control, such as:

•	Lack of demand in areas where our properties are located;
•	Inability to retain existing tenants and attract new tenants;
•	Oversupply of space and changes in market rental rates;
•	Our tenants’ creditworthiness and ability to pay rent may be affected by their operations, the current economic situation and competition within their industries from other operators;
•	Defaults by and bankruptcies of tenants, failure to pay rent on a timely basis, or failure to comply with their contractual obligations;
•	The need to periodically renovate and repair our properties;
•	Physical or weather-related damage to properties;
•	Economic or physical decline of the areas where the properties are located; and
•	The potential risk of functional obsolescence of properties over time.

At any time, any tenant may experience a downturn in its business that may weaken its operating results or overall financial condition.  As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy.  Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to us.

If tenants do not renew their leases as they expire, we may not be able to rent or sell the properties.  Furthermore, leases that are renewed, and some new leases for properties that are re-leased, may have terms that are less economically favorable than expiring lease terms, or may require us to incur significant costs, such as renovations, tenant improvements or lease transaction costs.  Negative market conditions may cause us to sell vacant properties for less than their carrying value, which could result in impairments.  Any of these events could adversely affect cash flow from operations and our ability to make distributions to shareholders and service indebtedness.  A significant portion of the costs of owning property, such as real estate taxes, insurance and maintenance, are not necessarily reduced when circumstances cause a decrease in rental revenue from the properties.  In a weakened financial condition, tenants may not be able to pay these costs of ownership and we may be unable to recover these operating expenses from them.

Further, the occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from the tenant’s lease or leases.  In addition, a bankruptcy court might authorize the tenant to terminate its leases with us.  If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that most likely would be substantially less than the remaining rent we are owed under the leases.  In addition, any claim we have for unpaid past rent, if any, may not be paid in full.  As a result, tenant bankruptcies may have a material adverse effect on our results of operations.

Seventy of our properties were available for lease or sale at December 31, 2008, of which all but one were single-tenant properties.  As of February 9, 2009, transactions to lease or sell 13 of the 70 properties were underway or completed. At December 31, 2008, 30 of our properties under lease were unoccupied and available for sublease by the tenants, all of which were current with their rent and other obligations.  During 2008, each of our tenants accounted for less than 10% of our rental revenue.

For 2008, our tenants in the restaurant and convenience store industries accounted for approximately 20.8% and 16.4%, respectively, of our rental revenue.  A downturn in either of these industries, whether nationwide or limited to specific sectors of the United States, could adversely affect our tenants in these industries, which in turn could have a material adverse affect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock and preferred stock.  Individually, each of the other industries in our property portfolio accounted for less than 10% of our rental revenue for 2008.  Nevertheless, downturns in these other industries could also adversely affect our tenants, which in turn could also have a material adverse affect on our financial position, results of operations and our ability to make debt payments and distributions on our common and preferred stock.

In addition, a substantial number of our properties are leased to middle-market retail chains that generally have more limited financial and other resources than certain upper-market retail chains, and therefore they are more likely to be adversely affected by a downturn in their respective businesses or in the regional or national economy.

On January 22, 2008, Buffets Holdings, Inc. (“Buffets Holdings”), together with each of its subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Realty Income owned 116 properties and Crest owned three properties leased to subsidiaries of Buffets, Inc. (“Buffets”) and guaranteed by Buffets.  Buffets is a subsidiary of Buffets Holdings.  In February 2008, Buffets Holdings elected to reject the leases for 12 properties owned by Realty Income and two properties owned by Crest, and returned those 14 properties to us.  In July 2008, Realty Income reached an agreement with Buffets Holdings for the continued lease of all of its remaining properties.  The terms of the agreement were approved by the Bankruptcy Court on September 15, 2008.  Under the terms of the agreement, all 105 of the remaining leases, including 104 owned by Realty Income and one owned by Crest, will be assumed and continue to be operated by Buffets Holdings.  Rents were modified on many of the assumed properties, from an annualized rent of $22.4 million to $19.4 million, or 87% of previous rents.  In addition, the majority of the leases call for annual increases in rent.  Buffets Holdings continues to be our largest tenant and represents approximately 6.0% of Realty Income’s annualized lease revenue as of December 31, 2008.

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

There may be environmental problems associated with our properties of which we are unaware. In that regard, a number of our properties are leased to operators of convenience stores that sell petroleum-based fuels, as well as to operators of oil change and tune-up facilities. These facilities, and some other of our properties, use, or may have used in the past, underground lifts or underground tanks for the storage of petroleum-based or waste products, which could create a potential for the release of hazardous substances.

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

It is also possible that some of our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediation of the problem.  When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, should our tenants or their employees be exposed to mold at any of our properties we could be required to undertake a costly remediation program to contain or remove the mold from the affected property, which would reduce our cash available for distribution. In addition, exposure to mold by our tenants or others could expose us to liability if property damage or health concerns arise.

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

If we fail to satisfy all of the requirements for qualification as a REIT, we may be subject to certain penalty taxes or, in some circumstances, we may fail to qualify as a REIT.  If we were to fail to qualify as a REIT in any taxable year:

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
Our future growth will depend, in large part, upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of holders of our common stock. The interests of our common stockholders could also be diluted by the issuance of shares of common stock upon the exercise of outstanding options or pursuant to stock incentive plans.  Likewise, our Board of Directors is authorized to cause us to issue preferred stock of any class or series (with dividend, voting and other rights as determined by the Board of Directors). Accordingly, the Board of Directors may authorize the issuance of preferred stock with voting, dividend and other similar rights that could dilute, or otherwise adversely affect, the interest of holders of our common stock.

We are subject to risks associated with debt and capital stock financing.
We intend to incur additional indebtedness in the future, including borrowings under our $355 million acquisition credit facility.  At February 9, 2009, we had no borrowings outstanding under our $355 million acquisition credit facility and we had $1.35 billion of aggregate principal amount of outstanding unsecured senior debt securities. To the extent that new indebtedness is added to our current debt levels, the related risks that we now face would increase. As a result, we are and will be subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to meet required payments on our debt.  We also face variable interest rate risk as the interest rate on our $355 million credit facility is variable and could therefore increase over time.  We also face the risk that we may be unable to refinance or repay our debt as it comes due.  Given the recent disruptions in the financial markets, we also face the risk that one or more of the participants in our credit facility may not be able to lend us money.

In addition, our $355 million credit facility contains provisions that could limit the amount of distributions payable by us on our common stock and preferred stock.  In particular, our $355 million acquisition credit facility provides that the aggregate amount of cash distributions paid on, plus any payments made to repurchase, our common stock and preferred stock may not exceed the sum of (a) 95% of our funds from operations (as defined in the credit facility) plus (b) cash distributions on our preferred stock, determined as of the end of each fiscal quarter for the four fiscal quarters then ending, except that we may repurchase preferred stock with the net proceeds from the issuance of our common stock or preferred stock.  The credit facility further provides that, in the event of a failure to pay principal, interest or any other amount payable there under when due or upon the occurrence of certain events of bankruptcy, insolvency or reorganization with respect to us or any of our subsidiaries, we and our subsidiaries may not pay distributions on, or repurchase, any shares of our capital stock, including our common stock and preferred stock.  In addition, the credit facility provides that, if any other event of default (as defined in the credit facility) thereunder occurs, we and our subsidiaries may not pay any distributions on, or repurchase, any shares of our capital stock, including our common stock and preferred stock, except that we may pay cash distributions to stockholders in the minimum amount necessary to maintain our status as a REIT.  If this were to occur, it would likely have a material adverse effect on the market price of our outstanding common and preferred stock and on the value of our debt securities and may adversely affect our ability to qualify as a REIT or our tax treatment as a REIT.

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

The market value of our capital stock and debt securities could be substantially affected by various factors.
The market value of our capital stock and debt securities will depend on many factors, which may change from time to time, including:

•	Prevailing interest rates, increases in which may have an adverse effect on the market value of our capital stock and debt securities;
•	The market for similar securities issued by other REITs;
•	General economic and financial market conditions;
•	The financial condition, performance and prospects of us, our tenants and our competitors;
•	Changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry;
•	Changes in our credit ratings; and
•	Actual or anticipated variations in quarterly operating results.

In addition, stock prices in the U.S. markets have recently been experiencing extreme price fluctuations, and the market value of our common stock has fluctuated significantly during this period.  As a result of these and other factors, investors who purchase our capital stock and debt securities may experience a decrease, which could be substantial and rapid, in the market value of our capital stock and debt securities, including decreases unrelated to our operating performance or prospects.

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
Under the terms and conditions of the leases currently in force on our properties, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, tenants are generally required, at the tenant's expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. The insurance policies our tenants are required to maintain for property damage are generally in amounts not less than the full replacement cost of the improvements less slab, foundations, supports and other customarily excluded improvements. Our tenants are generally required to maintain general liability coverage varying between $1,000,000 and $10,000,000 depending on the tenant and the industry in which the tenant operates.

In addition to the indemnities and required insurance policies identified above, many of our properties are also covered by flood and earthquake insurance policies (subject to substantial deductibles) obtained and paid for by the tenants as part of their risk management programs. Additionally, we have obtained blanket liability, flood and earthquake (subject to substantial deductibles) and property damage insurance policies to protect us and our properties against loss should the indemnities and insurance policies provided by the tenants fail to restore the properties to their condition prior to a loss. However, should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our results of operations or financial condition and on our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders. Given the recent disruptions in the insurance industry, we also face the risk that our insurance carriers may not be able to provide payment under any potential claims that might arise under the terms of our insurance policies.

Compliance with the Americans with Disabilities Act of 1990 and fire, safety, and other regulations may require us to make unintended expenditures that could adversely impact our results of operations.
Our properties are generally required to comply with the Americans with Disabilities Act of 1990, or the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. The retailers to whom we lease properties are obligated by law to comply with the ADA provisions, and we believe that these retailers may be obligated to cover costs associated with compliance. If required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these retailers to cover costs could be adversely affected and we could be required to expend our own funds to comply with the provisions of the ADA, which could materially adversely affect our results of operations or financial condition and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and these expenditures could have a material adverse effect on our results of operations or financial condition and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders.

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
Terrorist attacks may negatively affect our operations and your investment.  There can be no assurance that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks, or armed conflicts, may directly impact our physical facilities or the businesses of our tenants.

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

Recent disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common stock.
The United States stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing.  Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing at reasonable terms, which may negatively affect our ability to make acquisitions.  A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.  In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing.  These events in the stock and credit markets may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock.  These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock and may have other unknown adverse effects on us or the economy in general.

Inflation may adversely affect our financial condition and results of operations.
Although inflation has not materially impacted our results of operations in the recent past, increased inflation could have a more pronounced negative impact on any variable rate debt we incur in the future and on our results of operations.  During times when inflation is greater than increases in rent, provided for in our leases, rent increases may not keep up with the rate of inflation.  Likewise, even though net leases reduce our exposure to rising property expenses due to inflation, substantial inflationary pressures and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent.

Current volatility in market and economic conditions may impact the accuracy of the various estimates used in the preparation of our financial statements and footnotes to the financial statements.
Various estimates are used in the preparation of our financial statements, including estimates related to asset and liability valuations (or potential impairments), and various receivables.  Often these estimates require the use of market data values which are currently difficult to assess, as well as estimates of future performance or receivables collectability which can also be difficult to accurately predict.  Although management believes it has been prudent and used reasonable judgment in making these estimates, it is possible that actual results may differ from these estimates.

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

	Price Per Share
	of Common Stock		Distributions
	High	Low	Declared(1)
2008
First quarter	$27.16	$20.27	$0.410875
Second quarter	28.15	22.67	0.412750
Third quarter	34.86	21.38	0.419625
Fourth quarter	26.50	15.00	0.424000
Total			$1.667250

2007
First quarter	$30.36	$26.02	$0.380125
Second quarter	29.13	24.53	0.382000
Third quarter	28.79	22.87	0.399375
Fourth quarter	30.70	26.31	0.409000
Total			$1.570500

(1) Common stock cash distributions currently are declared monthly by us based on financial results for the prior months.  At December 31, 2008, a distribution of $0.14175 per common share had been declared and was paid in January 2009.

There were 9,046 registered holders of record of our common stock as of January 1, 2009. We estimate that our total number of shareholders is approximately 80,000 when we include both registered and beneficial holders of our common stock.

Item 6:            Selected Financial Data
(not covered by Report of Independent Registered Public Accounting Firm)
(dollars in thousands, except for per share data)

As of or for the years ended December 31,	2008	2007	2006	2005	2004
Total assets (book value)	$2,994,179	$3,077,352	$2,546,508	$1,920,988	$1,442,315
Cash and cash equivalents	46,815	193,101	10,573	65,704	2,141
Lines of credit and notes payable	1,370,000	1,470,000	920,000	891,700	503,600
Total liabilities	1,439,518	1,539,260	970,516	931,774	528,580
Total stockholders’ equity	1,554,661	1,538,092	1,575,992	989,214	913,735
Net cash provided by operating activities	246,155	318,169	86,945	109,557	178,337
Net change in cash and cash equivalents	(146,286)	182,528	(55,131)	63,563	(2,696)
Total revenue	330,200	294,317	237,416	193,285	170,474
Income from continuing operations	116,846	125,743	104,129	86,784	79,663
Income from discontinued operations	14,995	14,666	6,652	12,335	23,734
Net income	131,841	140,409	110,781	99,119	103,397
Preferred stock cash dividends	(24,253)	(24,253)	(11,362)	(9,403)	(9,455)
Excess of redemption value over carrying value of preferred shares redeemed	--	--	--	--	(3,774)
Net income available to common stockholders	107,588	116,156	99,419	89,716	90,168
Cash distributions paid to common stockholders	169,655	157,659	129,667	108,575	97,420
Basic and diluted net income per common share	1.06	1.16	1.11	1.12	1.15
Cash distributions paid per common share	1.66225	1.56025	1.43725	1.34625	1.24125
Cash distributions declared per common share	1.66725	1.57050	1.44750	1.35250	1.25125
Basic weighted average number of common shares outstanding	101,178,191	100,195,031	89,766,714	79,950,255	78,518,296
Diluted weighted average number of common shares outstanding	101,209,883	100,333,966	89,917,554	80,208,593	78,598,788

Item 7:          Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT.  Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO per share.  The monthly distributions are supported by the cash flow from our portfolio of retail properties leased to regional and national retail chains.  We have in-house acquisition, leasing, legal, retail research and real estate research, portfolio management and capital markets expertise. Over the past 39 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term lease agreements (primarily 15 to 20 years).

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. At December 31, 2008, we owned a diversified portfolio:

•	Of 2,348 retail properties;
•	With an occupancy rate of 97.0%, or 2,278 properties occupied of the 2,348 properties in the portfolio;
•	With only 70 properties available for lease;
•	Leased to 119 different retail chains doing business in 30 separate retail industries;
•	Located in 49 states;
•	With over 19.1 million square feet of leasable space; and
•	With an average leasable retail space per property of approximately 8,130 square feet.

Of the 2,348 properties in the portfolio, 2,337, or 99.5%, are single-tenant, retail properties and the remaining 11 are multi-tenant properties. At December 31, 2008, 2,268 of the 2,337 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.9 years.

In addition, at December 31, 2008, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”), had an inventory of five properties with a carrying value of $6.0 million, which are classified as held for sale.  Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).  In addition to the five properties, Crest also holds notes receivable of $22.3 million at December 31, 2008. We anticipate Crest will not acquire any properties in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our retail properties. We intend to retain an appropriate amount of cash as working capital. At December 31, 2008, we had cash and cash equivalents totaling $46.8 million.  We used $20 million of this amount to retire our 8.0% notes that matured in January 2009.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future.  We intend, however, to use additional sources of capital to fund property acquisitions and to repay future borrowings under our credit facility.

$355 Million Acquisition Credit Facility
In May 2008, we entered into a new $355 million revolving, unsecured credit facility which replaced our existing $300 million acquisition credit facility that was scheduled to expire in October 2008. The term of the new credit facility is for three years until May 2011, plus two, one-year extension options.  Under the new credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 100 basis points with a facility fee of 27.5 basis points, for all-in drawn pricing of 127.5 basis points over LIBOR.  We also have other interest rate options available to us.  At February 9, 2009, we had a borrowing capacity of $355 million available on our new credit facility and no outstanding balance.

We expect to use the credit facility to acquire additional retail properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk.  We have the right to request an increase in the borrowing capacity of the credit facility up to $100 million, to a total borrowing capacity of $455 million.  Any increase in the borrowing capacity is subject to approval by the lending banks on our credit facility.

Issuance of Common Stock
In September 2008, we issued 2,925,000 shares of common stock at a price of $26.82 per share.  The net proceeds of $74.4 million were used, along with our available cash on hand, to repay the $100 million outstanding principal amount of our 8.25% Monthly Income Senior Notes (“2008 Notes”) in November 2008 and the $20 million outstanding principal amount of our 8% Notes (“2009 Notes”) in January 2009.

Note Redemptions
In November 2008, we redeemed the $100 million outstanding principal amount of our 2008 Notes.  In January 2009, we redeemed the $20 million outstanding principal amount of our 2009 Notes.  The 2008 Notes and 2009 Notes were redeemed at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest.  We now have no debt maturities until 2013.

Mortgage Debt
We have no mortgage debt on any of our properties.

Universal Shelf Registration
In April 2006, we filed a shelf registration statement with the SEC, which is effective for a term of three years.  In accordance with the SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed.  The securities covered by this registration statement include common stock, preferred stock, debt securities, or any combination of such securities.  We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered.  The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.  There is no specific limit to the dollar amount of new securities that can be issued under this shelf registration before it expires in April 2009, and our common stock, preferred stock and notes issued after April 2006 were all issued pursuant to this universal shelf registration statement.  Our plan is to file a new shelf registration statement prior to April 2009, when our existing shelf registration statement expires.

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At February 9, 2009, our total outstanding credit facility borrowings and outstanding notes were $1.35 billion or approximately 35.5% of our total market capitalization of $3.80 billion.

We define our total market capitalization at February 9, 2009 as the sum of:

•	Shares of our common stock outstanding of 104,319,051 multiplied by the last reported sales price of our common stock on the NYSE of $20.19 per share on February 9, 2009, or $2.11 billion;
•	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
•	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million; and
•	Outstanding notes of $1.35 billion.

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that common stock should be the majority of our capital structure; however, we may issue additional preferred stock or debt securities from time to time. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at terms that are acceptable to us.

Credit Agency Ratings
We are currently assigned investment grade corporate credit ratings on our senior unsecured notes.  Fitch Ratings has assigned a rating of BBB+, Moody’s Investors Service has assigned a rating of Baa1 and Standard & Poor’s Ratings Group has assigned a rating of BBB to our senior notes.  All of these ratings have “stable” outlooks.

We have also been assigned credit ratings on our preferred stock. Fitch Ratings has assigned a rating of BBB, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BB+ to our preferred stock.  All of these ratings have “stable” outlooks.

The credit ratings assigned to us could change based upon, among other things, our results of operations and financial condition.  These ratings are subject to ongoing evaluation by credit rating agencies and we cannot assure you that our ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant.  Moreover, a rating is not a recommendation to buy, sell or hold our debt securities, preferred stock or common stock.

Notes Outstanding
Our senior unsecured note obligations consist of the following as of December 31, 2008, sorted by maturity date (dollars in millions):

8% notes, issued in January 1999 and due in January 2009 (1)	$20.0
5.375% notes, issued in March 2003 and due in March 2013	100.0
5.5% notes, issued in November 2003 and due in November 2015	150.0
5.95% notes, issued in September 2006 and due in September 2016	275.0
5.375% notes, issued in September 2005 and due in September 2017	175.0
6.75% notes, issued in September 2007 and due in August 2019	550.0
5.875% bonds, issued in March 2005 and due in March 2035	100.0
$1,370.0

(1) In January 2009, the 8% notes were paid off and the balance of our outstanding notes was reduced to $1.35 billion.

All of our outstanding notes and bonds have fixed interest rates.

Interest on all of the senior note obligations is paid semiannually.  All of these notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. We have been in compliance with these covenants since each of the notes were issued.

The following is a summary of the key financial covenants to our senior unsecured notes, as defined and calculated per the terms of our notes.  These calculations, which are not based on GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance.  The actual amounts as of December 31, 2008 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60%	39.0%
Limitation on incurrence of secured debt	≤ 40%	0.0%
Debt service coverage (trailing 12 months)	≥ 1.5 x	3.4	x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	256%

The following table summarizes the maturity of each of our obligations as of December 31, 2008 (dollars in millions):

Table of Obligations
				Ground	Ground
				Leases	Leases
				Paid by	Paid by
Year of	Credit			Realty	Our
Maturity	Facility (1)	Notes (2)	Interest (3)	Income(4)	Tenants(5)	Other (6)	Totals
2009	$--	$20.0	$82.5	$0.1	$3.8	$1.2	$107.6
2010	--	--	82.4	0.1	3.7	--	86.2
2011	--	--	82.4	0.1	3.7	--	86.2
2012	--	--	82.4	0.1	3.6	--	86.1
2013	--	100.0	78.1	0.1	3.4	--	181.6
Thereafter	--	1,250.0	427.9	0.9	40.8	--	1,719.6
Totals	$--	$1,370.0	$835.7	$1.4	$59.0	$1.2	$2,267.3

(1) There was no outstanding credit facility balance on February 9, 2009.
(2) The $20.0 million outstanding principal amount of our 8% notes was paid off in January 2009.
(3) Interest on the credit facility and notes has been calculated based on outstanding balances as of December 31, 2008 through their respective maturity dates.
(4) Realty Income currently pays the ground lessors directly for the rent under the ground leases. A majority of this rent is reimbursed to Realty Income as additional rent from our tenants.

(5) Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(6) “Other” consists of $208,000 of commitments under construction contracts and $977,000 of contingent payments for tenant improvements and leasing costs.

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

Acquisitions During 2008
During 2008, Realty Income invested $189.6 million in 108 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.7%. $181.4 million of these acquisitions occurred in the first quarter of 2008 while only $8.2 million was invested during the remainder of 2008.  These 108 properties are located in 14 states, contain over 714,000 leasable square feet, and are 100% leased with an average lease term of 20.6 years.  The 108 new properties acquired by Realty Income are net-leased to eight different retail chains in the following seven industries: automotive tire service, convenience store, drug store, financial services, motor vehicle dealership, restaurant and theater.  There were no acquisitions by Crest in 2008.

Our 2008 portfolio acquisitions were lower than in recent years primarily due to uncertainty in the commercial retail real estate market.  Property prices continued to decline and lease rates rose throughout 2008.  We continue to monitor the acquisition market carefully and will acquire properties for long-term investment when we believe the transactions are accretive to our shareholders.

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

Increases in Monthly Distributions to Common Stockholders
We continue our 39-year policy of paying distributions monthly.  Monthly distributions per share were increased in January 2009 by $0.000625 to $0.14175.  The increase in January 2009 was our 45th consecutive quarterly increase and the 52nd increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In 2008, we paid three monthly cash distributions per share in the amount of $0.13675, three in the amount of $0.137375, two in the amount of $0.138, one in the amount of $0.1405 and three in the amount of $0.141125, totaling $1.66225. In December 2008 and January 2009, we declared distributions of $0.14175 per share, which were paid in January 2009 and will be paid in February 2009, respectively.

The monthly distribution of $0.14175 per share represents a current annualized distribution of $1.701 per share, and an annualized distribution yield of approximately 8.4% based on the last reported sale price of our common stock on the NYSE of $20.19 on February 9, 2009. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

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

When we acquire a property for investment purposes, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include (i) land, (ii) building and improvements, (iii) intangible assets related to above and below market leases, and (iv) value of costs to obtain tenants.

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

The following is a comparison of our results of operations for the years ended December 31, 2008, 2007 and 2006.

Rental Revenue
Rental revenue was $328.3 million for 2008 versus $288.0 million for 2007, an increase of $40.3 million, or 14.0%. Rental revenue was $235.4 million in 2006. The increase in rental revenue in 2008 compared to 2007 is primarily attributable to:

•	The 108 retail properties acquired by Realty Income in 2008, which generated $13.1 million of rent in 2008;
•	The 325 retail properties acquired by Realty Income in 2007, which generated $41.1 million of rent in 2008 compared to $13.6 million in 2007, an increase of $27.5 million;
•
Same store rents generated on 1,772 properties during the entire years of 2008 and 2007, which includes rent modifications on some of the 104 leases to Buffets, Inc., increased by $2.7 million, or 1.1%, to $258.7 million from $255.9 million; and

•	An increase in straight-line rent and other non-cash adjustments to rent of $766,000 in 2008 as compared to 2007; net of

•
A  net decrease of $3.9 million relating to the aggregate of (i) development properties acquired before 2007 that started paying rent in 2007, (ii) properties that were vacant during part of 2008 or 2007, (iii) properties sold during 2008 and 2007 and (iv) lease termination settlements.  These items totaled $13.24 million, in aggregate, in 2008 compared to $17.18 million in 2007.

Excluding 104 leases with Buffets Holdings, Inc., same store rents generated on 1,668 properties during the entire years of 2008 and 2007 increased in 2008 by $3.2 million, or 1.4%, to $237.1 million from $233.9 million in 2007.

Of the 2,348 properties in the portfolio at December 31, 2008, 2,337, or 99.5%, are single-tenant properties and the remaining 11 are multi-tenant properties. Of the 2,337 single-tenant properties, 2,268, or 97.0%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.9 years at December 31, 2008. Of our 2,268 leased single-tenant properties, 2,066 or 91.1% were under leases that provide for increases in rents through:

•	Primarily base rent increases tied to a consumer price index (typically subject to ceilings);
•	Fixed increases;
•	To a lesser degree, overage rent based on a percentage of the tenants’ gross sales; or
•	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $1.3 million in 2008, $831,000 in 2007 and $1.1 million in 2006. Percentage rent in 2008 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2009.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provide dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At December 31, 2008, our portfolio of 2,348 retail properties was 97.0% leased with 70 properties available for lease, one of which is a multi-tenant property.

As of February 9, 2009, transactions to lease or sell 13 of the 70 properties available for lease at December 31, 2008 were underway or completed. We anticipate these transactions will be completed during the next several months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Interest Expense
Interest expense was $94.0 million in 2008 versus $64.3 million in 2007 and $51.4 million in 2006. Interest expense increased in 2008 primarily due to higher average senior notes outstanding and, to a lesser extent, due to higher interest rates.  We issued $550 million of 12-year notes in September 2007, which contributed to the increase in average outstanding balances and higher average interest rates on our debt.

In May 2008, as a result of entering into our new credit facility, we incurred $3.2 million of credit facility origination costs which were capitalized to other assets. Also, we expensed $235,000 of unamortized credit facility origination costs from our prior credit facility, which are included in amortization of credit facility origination costs in the table below.

The following is a summary of the components of our interest expense (dollars in thousands):
	2008	2007	2006
Interest on our credit facility and notes	$91,213	$67,964	$54,068
Interest included in discontinued operations from real estate acquired for resale by Crest	(1,797)	(6,201)	(3,708)
Amortization of settlements on treasury lock agreement	759	870	717
Credit facility commitment fees	795	456	456
Amortization of credit facility origination costs and deferred bond financing costs	3,078	2,235	2,014
Interest capitalized	(92)	(993)	(2,184)
Interest expense	$93,956	$64,331	$51,363

Credit facility and notes outstanding	2008	2007	2006
Average outstanding balances (dollars in thousands)	$1,457,222	$1,111,914	$881,669
Average interest rates	6.26%	6.11%	6.13%

At February 9, 2009, the weighted average interest rate on our notes payable of $1.35 billion was 6.10% and the average interest rate on our credit line was 1.45%.  There was no outstanding balance on our credit line at February 9, 2009.

Interest Coverage Ratio
Our interest coverage ratio for 2008 was 3.2 times and for 2007 and 2006 was 4.1 times.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded as discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities on our consolidated statements of cash flow to our interest coverage amount (dollars in thousands):

	2008	2007	2006
Net cash provided by operating activities	$246,155	$318,169	$86,945
Interest expense	93,956	64,331	51,363
Interest expense included in discontinued operations(1)	1,797	6,201	3,708
Income taxes	1,230	1,392	747
Income taxes included in discontinued operations(1)	225	3,039	494
Investment in real estate acquired for resale(1)	9	29,886	113,166
Proceeds from sales of real estate acquired for resale(1)	(31,455)	(119,790)	(22,405)
Collection of a note receivable by Crest(1)	(87)	(651)	(1,333)
Crest provisions for impairment(1)	(3,374)	--	(1,188)
Gain on sales of real estate acquired for resale(1)	4,642	12,319	2,219
Amortization of share-based compensation	(5,049)	(3,857)	(2,951)
Changes in assets and liabilities:
Accounts receivable and other assets	930	49	(4,418)
Accounts payable, accrued expenses and other liabilities	(1,675)	(21,675)	(3,208)
Interest coverage amount	$307,304	$289,413	$223,139
Divided by interest expense(2)	$95,753	$70,532	$55,071
Interest coverage ratio	3.2	4.1	4.1

(1) Crest activities.
(2) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for 2008 was 2.6 times, for 2007 was 3.1 times and for 2006 was 3.4 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures or information presented in Exhibit 12.1 to this Annual Report.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	2008	2007	2006
Interest coverage amount	$307,304	$289,413	$223,139
Divided by interest expense plus preferred stock dividends (1)	$120,006	$94,785	$66,433
Fixed charge coverage ratio	2.6	3.1	3.4

(1) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Depreciation and Amortization
Depreciation and amortization was $90.7 million in 2008 versus $76.7 million in 2007 and $58.8 million in 2006. The increases in depreciation and amortization in 2008 and 2007 were due to the acquisition of properties in 2008, 2007 and 2006, which was partially offset by property sales in these years.  As discussed in the section entitled “Funds from Operations Available to Common Stockholders,” depreciation and amortization is a non-cash item that is excluded from our calculation of FFO.

General and Administrative Expenses
General and administrative expenses decreased by $1.1 million to $21.6 million in 2008 as compared to $22.7 million in 2007.  General and administrative expenses were $17.5 million in 2006.  In 2008, general and administrative expenses as a percentage of total revenue were 6.5% as compared to 7.7% in 2007 and 7.4% in 2006.  General and administrative expenses decreased during 2008 primarily due to decreases in employee costs.

In February 2009, we had 69 permanent employees as compared to 75 permanent employees in February 2008.

Property Expenses
Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At December 31, 2008, 70 properties were available for lease, as compared to 48 at December 31, 2007 and 26 at December 31, 2006.

Property expenses were $5.8 million in 2008, $3.5 million in 2007 and $3.3 million in 2006. The increase in property expenses in 2008 is primarily attributable to an increase in property taxes, maintenance, utilities, legal fees and bad debt expense associated with properties available for lease.  In 2007, property expenses included provisions for impairment of $138,000 recorded for one property.

Income Taxes
Income taxes were $1.2 million in 2008 as compared to $1.4 million in 2007 and $747,000 in 2006.  These amounts are for city and state income taxes paid by Realty Income.

In addition, Crest incurred state and federal income taxes of $225,000 in 2008 as compared to $3.0 million in 2007 and $494,000 in 2006.  These amounts are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Loss on Extinguishment of Debt
In September 2006, we redeemed all of our outstanding $110 million, 7.75%, unsecured notes due May 2007 (the “2007 Notes”).  The 2007 Notes were redeemed at a redemption price equal to 100% of the principal amount of the 2007 Notes, plus accrued and unpaid interest, as well as a make-whole payment of $1.6 million.  The make-whole payment was recorded as a loss on extinguishment of debt on our 2006 consolidated statement of income.  For 2006, the make-whole payment represented approximately $0.017 per share.

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

If we decide not to sell a property previously classified as held for sale, the property is reclassified as real estate held for investment.  A property that is reclassified to held for investment is measured and recorded at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for investment, and (ii) the fair value at the date of the subsequent decision not to sell.

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” on our consolidated statements of income (dollars in thousands, except per share data):

Crest’s income from discontinued operations, real estate acquired for resale	2008	2007	2006
Gain on sales of real estate acquired for resale	$4,642	$12,319	$2,219
Rental revenue	1,830	8,165	5,065
Other revenue	914	190	15
Interest expense	(1,797)	(6,201)	(3,708)
General and administrative expense	(511)	(691)	(440)
Property expenses	(133)	(40)	(67)
Provisions for impairment	(3,374)	--	(1,188)
Depreciation (1)	(771)	--	--
Income taxes	(225)	(3,039)	(494)
Income from discontinued operations, real estate acquired for resale by Crest	$575	$10,703	$1,402
Per common share, basic and diluted	$0.01	$0.11	$0.02

(1) Depreciation was recorded on one property that was classified as held for investment.  This property was sold in 2008.

Realty Income’s operations from two investment properties classified as held for sale at December 31, 2008, plus properties sold in 2008, 2007 and 2006 have been classified as discontinued operations.  The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” on our consolidated statements of income (dollars in thousands, except per share data):

Realty Income’s income from discontinued operations, real estate held for investment	2008	2007	2006
Gain on sales of investment properties	$13,314	$1,724	$3,036
Rental revenue	1,461	3,075	3,177
Other revenue	40	4	34
Depreciation and amortization	(302)	(636)	(825)
Property expenses	(93)	(70)	(156)
Provisions for impairment	--	(134)	(16)
Income from discontinued operations, real estate held for investment	$14,420	$3,963	$5,250
Per common share, basic and diluted	$0.14	$0.04	$0.06

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):
	2008	2007	2006
Real estate acquired for resale by Crest	$575	$10,703	$1,402
Real estate held for investment	14,420	3,963	5,250
Income from discontinued operations	$14,995	$14,666	$6,652
Per common share, basic and diluted	$0.15	$0.15	$0.07

The above per share amounts have each been calculated independently.

Crest’s Property Sales
In 2008, Crest sold 25 properties for $50.7 million, which resulted in a gain of $4.6 million.  As part of two sales during 2008, Crest provided partial financing to the buyers of $19.2 million.  In 2007, Crest sold 62 properties for $123.6 million, which resulted in a gain of $12.3 million. In 2007, as part of two sales, Crest provided partial financing to the buyer of $3.8 million, of which $619,000 was paid in full in November 2007.  In 2006, Crest sold 13 properties for $22.4 million, which resulted in a gain of $2.2 million.  In 2005, as part of one sale, Crest provided partial buyer financing of $1.3 million, which was paid in full in February 2006.  Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

Crest’s Property Inventory
At December 31, 2008, Crest had an inventory of five properties with a carrying value of $6.0 million, all of which are classified as held for sale. At December 31, 2007, Crest had a property inventory of 30 properties with a carrying value of $56.2 million.

Gain on Sales of Investment Properties by Realty Income
In 2008, we sold 29 investment properties for an aggregate of $27.4 million, which resulted in a gain of $13.3 million.  The results of operations for these properties have been reclassified as discontinued operations.  Additionally, we received proceeds of $439,000 from the sale of excess land from one property, which resulted in a gain of $236,000.  This gain is included in “other revenue” on our consolidated statements of income because this excess land was associated with a property that continues to be owned as part of our core operations.

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

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At December 31, 2008, we classified real estate with a carrying amount of $6.7 million as held for sale on our balance sheet, which includes five properties owned by Crest, with a carrying value of $6.0 million.  Additionally, we anticipate selling investment properties from our portfolio that we have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months.  We intend to invest these proceeds into new property acquisitions. However, we cannot guarantee that we will sell properties during the next 12 months.

Provisions for Impairment on Real Estate Acquired for Resale by Crest
In 2008, provisions for impairment of $3.4 million were recorded by Crest on three properties held for sale.  In February 2008, Buffets Holdings elected to reject the leases for two of these three properties.  No provisions for impairment were recorded by Crest in 2007.  In 2006, provisions for impairment of $1.2 million were recorded by Crest on three properties.  One of the three properties was sold in 2007 and the other two properties were sold in 2008.  The above provisions for impairment reduced the carrying costs to the estimated fair-market value of those properties, net of estimated selling costs, and are included in “income from discontinued operations, real estate acquired for resale by Crest.”

Provisions for Impairment on Realty Income Investment Properties
No provisions for impairment were recorded in 2008.  In 2007, we recorded a provision for impairment of $134,000 on one property, which is included in “income from discontinued operations, real estate held for investment” on our consolidated statements of income, as the property was subsequently sold.  Additionally, we recorded a provision for impairment of $138,000 on another property in 2007, which is included in property expense on our consolidated statements of income.  In 2006, we recorded a provision for impairment of $16,000 on one property, which is included in “income from discontinued operations, real estate held for investment.”

Preferred Stock Dividends
Preferred stock cash dividends totaled $24.3 million in 2008 and 2007 as compared to $11.4 million in 2006.

Net Income Available to Common Stockholders
Net income available to common stockholders was $107.6 million in 2008, a decrease of $8.6 million as compared to $116.2 million in 2007. Net income available to common stockholders in 2006 was $99.4 million.

The calculation to determine net income available to common stockholders includes gains from the sales of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

During 2008, the gain recognized from the sales of investment properties and from the additional proceeds received from a sale of excess land was $13.6 million, as compared to gains recognized from the sales of investment properties of $3.6 million during 2007 and $3.0 million during 2006.  Crest’s gain recognized from the sale of properties during 2008 was $4.6 million as compared to $12.3 million during 2007 and $2.2 million during 2006.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for 2008 decreased by $4.2 million, or 2.2%, to $185.5 million as compared to $189.7 million in 2007 and $155.8 million in 2006. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2008	2007	2006
Net income available to common stockholders	$107,588	$116,156	$99,419
Depreciation and amortization:
Continuing operations	90,732	76,686	58,783
Discontinued operations	1,073	636	825
Depreciation of furniture, fixtures and equipment	(319)	(244)	(192)
Gain on sales of land and investment properties:
Continuing operations	(236)	(1,835)	--
Discontinued operations	(13,314)	(1,724)	(3,036)
FFO available to common stockholders	$185,524	$189,675	$155,799
FFO per common share:
Basic	$1.83	$1.89	$1.74
Diluted	$1.83	$1.89	$1.73
Distributions paid to common stockholders	$169,655	$157,659	$129,667
FFO in excess of distributions paid to common stockholders	$15,869	$32,016	$26,132
Weighted average number of common shares used for computation per share:
Basic	101,178,191	100,195,031	89,766,714
Diluted	101,209,883	100,333,966	89,917,554

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

(dollars in thousands)	2008	2007	2006
Amortization of settlements on treasury lock agreements(1)	$759	$870	$717
Amortization of deferred note financing costs(2)	1,748	1,494	1,287
Amortization of share-based compensation	5,049	3,857	2,951
Capitalized leasing costs and commissions	(956)	(614)	(761)
Capitalized building improvements	(1,498)	(1,258)	(203)
Straight-line rent revenue(3)	(1,997)	(1,217)	(1,515)
Provisions for impairment	--	272	16
Crest provisions for impairment	3,374	--	1,188
Gain on reinstatement of property carrying value	--	--	(716)

(1)
The settlement on the treasury lock agreements resulted from an interest rate risk prevention strategy that we used in 1997 and 1998, which correlated to pending issuances of senior note securities.  We have not employed this strategy since 1998.

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

IMPACT OF INFLATION

Tenant leases generally provide for limited increases in rent as a result of increases in the tenants’ sales volumes, increases in the consumer price index (typically subject to ceilings), and/or fixed increases. We expect that inflation will cause these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.

Approximately 96.6% or 2,268 of our 2,348 retail properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

For information on the impact of recent accounting pronouncements on our business, see note 2 of the Notes to Consolidated Financial Statements.

Item 7A:                      Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates, and may selectively enter into derivative financial instruments, such as interest rate lock agreements, interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We were not a party to any derivative financial instruments at December 31, 2008. We do not enter into any derivative transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents by year of expected maturity, the principal amounts, average interest rates and fair values as of December 31, 2008.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data
Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2009(1)	$20.0	8.000%	$--	--%
2010	--	--	--	--
2011(2)	--	--	--	--
2012	--	--	--	--
2013(3)	100.0	5.375	--	--
Thereafter(4)	1,250.0	6.162	--	--
Totals	$1,370.0	6.131%	$--	--%
Fair Value(5)	$949.4		$--

(1)     $20 million matured and was retired in January 2009.
(2)	The credit facility expires in May 2011. There was no outstanding credit facility balance as of February 9, 2009.
(3)	$100 million matures in March 2013.
(4)	$150 million matures in November 2015, $275 million matures in September 2016, $175 million matures in September 2017, $550 million matures in August 2019 and $100 million matures in March 2035.
(5)	We base the fair value of the fixed rate debt at December 31, 2008 on the closing market price or indicative price per each note.

The table incorporates only those exposures that exist as of December 31, 2008. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates.  Our credit facility interest rate is variable.  At December 31, 2008, our credit facility balance was zero; however, we intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $50 million, a 1% change in interest rates would change our interest costs by $500,000 per year.

Item 8:                      Financial Statements and Supplementary Data

A.	Report of Independent Registered Public Accounting Firm

B.	Consolidated Balance Sheets,
December 31, 2008 and 2007

C.	Consolidated Statements of Income,
Years ended December 31, 2008, 2007 and 2006

D.	Consolidated Statements of Stockholders’ Equity,
Years ended December 31, 2008, 2007 and 2006

E.	Consolidated Statements of Cash Flows,
Years ended December 31, 2008, 2007 and 2006

F.	Notes to Consolidated Financial Statements

G.	Consolidated Quarterly Financial Data
(unaudited) for 2008 and 2007

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

We have audited the accompanying consolidated balance sheets of Realty Income Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III of the Company. We have also audited Realty Income Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Realty Income Corporation’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on Realty Income Corporation’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Additionally, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Realty Income Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG
San Diego, California
February 10, 2009

REALTY INCOME CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets

December 31, 2008 and 2007
(dollars in thousands, except per share data)

	2008	2007
ASSETS
Real estate, at cost:
Land	$1,157,885	$1,110,897
Buildings and improvements	2,251,025	2,127,897
	3,408,910	3,238,794
Less accumulated depreciation and amortization	(553,417)	(470,695)
Net real estate held for investment	2,855,493	2,768,099
Real estate held for sale, net	6,660	56,156
Net real estate	2,862,153	2,824,255
Cash and cash equivalents	46,815	193,101
Accounts receivable	10,624	7,142
Goodwill	17,206	17,206
Other assets, net	57,381	35,648
Total assets	$2,994,179	$3,077,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$16,793	$15,844
Accounts payable and accrued expenses	38,027	38,112
Other liabilities	14,698	15,304
Lines of credit payable	--	--
Notes payable	1,370,000	1,470,000
Total liabilities	1,439,518	1,539,260

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share,
20,000,000 shares authorized, 13,900,000 shares issued
and outstanding in 2008 and 2007	337,790	337,790
Common stock and paid in capital, par value $1.00 per share,
200,000,000 shares authorized, 104,211,541 and 101,082,717
shares issued and outstanding in 2008 and 2007, respectively	1,624,622	1,545,037
Distributions in excess of net income	(407,751)	(344,735)
Total stockholders’ equity	1,554,661	1,538,092
Total liabilities and stockholders’ equity	$2,994,179	$3,077,352

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES Consolidated Statements Of Income

Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands, except per share data)

	2008	2007	2006

REVENUE
Rental	$328,266	$287,965	$235,374
Other	1,934	6,352	2,042
	330,200	294,317	237,416

EXPENSES
Interest	93,956	64,331	51,363
Depreciation and amortization	90,732	76,686	58,783
General and administrative	21,618	22,694	17,539
Property	5,818	3,471	3,300
Income taxes	1,230	1,392	747
Loss on extinguishment of debt	--	--	1,555
	213,354	168,574	133,287
Income from continuing operations	116,846	125,743	104,129
Income from discontinued operations:
Real estate acquired for resale by Crest	575	10,703	1,402
Real estate held for investment	14,420	3,963	5,250
	14,995	14,666	6,652

Net income	131,841	140,409	110,781
Preferred stock cash dividends	(24,253)	(24,253)	(11,362)
Net income available to common stockholders	$107,588	$116,156	$99,419

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$0.92	$1.01	$1.03
Diluted	$0.91	$1.01	$1.03
Net income, basic and diluted	$1.06	$1.16	$1.11
Weighted average common shares outstanding:
Basic	101,178,191	100,195,031	89,766,714
Diluted	101,209,883	100,333,966	89,917,554

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES Consolidated Statements Of Stockholders’ Equity

Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands)

	Shares of preferred stock	Shares of common stock	Preferred stock and paid in capital	Common stock and paid in capital	Distributions in excess of net income	Total
Balance, December 31, 2005	5,100,000	83,696,647	$123,804	$1,134,300	$(268,890)	$989,214
Net income	--	--	--	--	110,781	110,781
Distributions paid and payable	--	--	--	--	(144,045)	(144,045)
Shares issued in stock offerings, net of offering costs of $20,911	--	16,815,000	--	402,745	--	402,745
Shares issued in stock offering, net of offering costs of $6,023	8,800,000	--	213,977	--	--	213,977
Share-based compensation	--	234,579	--	3,320	--	3,320
Balance, December 31, 2006	13,900,000	100,746,226	337,781	1,540,365	(302,154)	1,575,992
Net income	--	--	--	--	140,409	140,409
Distributions paid and payable	--	--	--	--	(182,990)	(182,990)
Preferred stock issuance cost	--	--	9	--	--	9
Share-based compensation	--	336,491	--	4,672	--	4,672
Balance, December 31, 2007	13,900,000	101,082,717	337,790	1,545,037	(344,735)	1,538,092
Net income	--	--	--	--	131,841	131,841
Distributions paid and payable	--	--	--	--	(194,857)	(194,857)
Shares issued in stock offering, net of offering costs of $4,024	--	2,925,000	--	74,425	--	74,425
Share-based compensation	--	203,824	--	5,160	--	5,160
Balance, December 31, 2008	13,900,000	104,211,541	$337,790	$1,624,622	$(407,751)	$1,554,661

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES Consolidated Statements Of Cash Flows

Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands)

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$131,841	$140,409	$110,781
Adjustments to net income:
Depreciation and amortization	90,732	76,686	58,783
Income from discontinued operations:
Real estate acquired for resale	(575)	(10,703)	(1,402)
Real estate held for investment	(14,420)	(3,963)	(5,250)
Gain on sales of land and improvements	(236)	(1,835)	--
Gain on reinstatement of property carrying value	--	--	(716)
Amortization of share-based compensation	5,049	3,857	2,951
Provisions for impairment on real estate held
for investment	--	138	--
Cash provided by (used in) discontinued operations:
Real estate acquired for resale	78	(1,610)	371
Real estate held for investment	1,408	3,009	3,055
Investment in real estate acquired for resale	(9)	(29,886)	(113,166)
Proceeds from sales of real estate acquired for resale	31,455	119,790	22,405
Collection of notes receivable by Crest	87	651	1,333
Change in assets and liabilities:
Accounts receivable and other assets	(930)	(49)	4,418
Accounts payable, accrued expenses and
other liabilities	1,675	21,675	3,382
Net cash provided by operating activities	246,155	318,169	86,945

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties:
Continuing operations	439	4,370	2
Discontinued operations	24,191	7,014	9,804
Acquisition of and improvements to investment properties	(194,106)	(506,360)	(654,149)
Intangibles acquired in connection with acquisitions of
investment properties	(397)	(997)	(937)
Restricted escrow funds acquired in connection with
acquisitions of investment properties	--	(2,648)	--
Net cash used in investing activities	(169,873)	(498,621)	(645,280)

REALTY INCOME CORPORATION AND SUBSIDIARIES Consolidated Statements Of Cash Flows (Continued)

Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands)

	2008	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(169,655)	(157,659)	(129,667)
Cash dividends to preferred stockholders	(24,253)	(24,583)	(9,403)
Proceeds from common stock offerings, net	74,425	--	402,745
Credit facility origination costs	(3,196)	--	--
Principal payment on notes payable	(100,000)	--	(110,000)
Proceeds from notes issued, net	--	544,397	271,883
Borrowings from lines of credit	--	407,800	523,200
Payments under lines of credit	--	(407,800)	(659,900)
Proceeds from preferred stock offerings, net	--	9	213,977
Proceeds from other stock issuances	111	816	369
Net cash provided by (used in) financing activities	(222,568)	362,980	503,204
Net increase (decrease) in cash and cash equivalents	(146,286)	182,528	(55,131)
Cash and cash equivalents, beginning of year	193,101	10,573	65,704
Cash and cash equivalents, end of year	$46,815	$193,101	$10,573

For supplemental disclosures, see note 13.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements

December 31, 2008, 2007 and 2006

1.           Organization and Operation

Realty Income Corporation (“Realty Income,” the “Company,” “we” or “our”) is organized as a Maryland corporation. We invest in commercial retail real estate and have elected to be taxed as a real estate investment trust (“REIT”).

At December 31, 2008, we owned 2,348 properties, located in 49 states, containing over 19.1 million leasable square feet, along with five properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”). Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

Information with respect to number of properties, square feet, average initial lease term and weighted average contractual lease rate is unaudited.

2.           Summary of Significant Accounting Policies and Procedures

Federal Income Taxes.  We have elected to be taxed as a real estate investment trust (“REIT”) under the Tax Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for federal income taxes of Crest, which totaled $181,000 in 2008, $2.5 million in 2007 and $396,000 in 2006 and are included in discontinued operations.

Earnings and profits that determine the taxability of distributions to stockholders differ from net income reported for financial reporting purposes due to differences in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties for tax purposes, among other things.

The following reconciles our net income available to common stockholders to taxable income (dollars in thousands):

	2008(1)	2007	2006
Net income available to common stockholders	$107,588	$116,156	$99,419
Preferred dividends	24,253	24,583	11,362
Depreciation and amortization timing differences	28,624	22,668	16,612
Tax gain on the sales of real estate less than book gain	(3,925)	--	--
Tax loss on the sale of real estate less than book gain	--	(3,839)	(3,529)
Dividends received from Crest	2,500	3,300	500
Elimination of net revenue and expenses from Crest	270	(6,677)	2,440
Adjustment for share-based compensation	2,270	314	(63)
Adjustment for straight-line rent	(1,997)	(1,217)	(1,515)
Adjustment for an increase (decrease) in prepaid rent	(1,226)	5,608	(1,681)
Other adjustments	(358)	(453)	(718)
Taxable net income, before our dividends paid deduction	$157,999	$160,443	$122,827

(1) The 2008 information presented is a reconciliation of our net income available to common stockholders to estimated taxable net income.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  Interpretation No. 48 applies to all tax positions accounted for under Statement No. 109 and clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter must meet before that position is recognized in the financial statements.  We were subject to the provisions of Interpretation No. 48 since January 2007 and from that time we have analyzed our various federal and state filing positions.  We believe that our income tax positions would more likely than not be sustained upon examination by all relevant taxing authorities.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to Interpretation No. 48 and we did not record a cumulative effect adjustment related to its adoption.

Absent an election to the contrary, if a REIT acquires property that is or has been owned by a C corporation in a transaction in which the tax basis of the property in the hands of the REIT is determined by reference to the tax basis of the property in the hands of the C corporation, and the REIT recognizes gain on the disposition of such property during the 10 year period beginning on the date on which it acquired the property, then the REIT will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of the fair market value of the property over the REIT’s adjusted basis in the property, in each case determined as of the date the REIT acquired the property.  In August 2007, we acquired 100% of the stock of a C corporation that owned real property. At the time of acquisition, the C corporation became a Qualified REIT Subsidiary, was deemed to be liquidated for Federal income tax purposes, and the real property was deemed to be transferred to us with a carryover tax basis.  As of December 31, 2008, we have built-in gains of $59 million with respect to such property.  We do not expect that we will be required to pay income tax on the built-in gains in these properties during the ten-year period ending August 28, 2017.  It is our intent, and we have the ability, to defer any dispositions of these properties to periods when the related gains would not be subject to the built-in gain income tax or otherwise to defer the recognition of the built-in gain related to these properties.  However, our plans could change and it may be necessary to dispose of one or more of these properties in a taxable transaction before August 28, 2017, in which case we would be required to pay corporate level tax with respect to the built-in gains on these properties as described above.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	2008	2007	2006
Weighted average shares used for the basic net income per share computation	101,178,191	100,195,031	89,766,714
Incremental shares from share-based compensation	31,692	138,935	150,840
Adjusted weighted average shares used for diluted net income per share computation	101,209,883	100,333,966	89,917,554
Unvested shares from share-based compensation that were anti-dilutive	614,917	243,631	235,035

No stock options were anti-dilutive in 2008, 2007 or 2006.

Discontinued Operations.  In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Realty Income’s operations from two investment properties classified as held for sale at December 31, 2008, plus properties sold in 2008, 2007 and 2006, are reported as discontinued operations.  Their respective results of operations have been reclassified to “income from discontinued operations, real estate held for investment” on our consolidated statements of income.  We do not depreciate properties once they are classified as held for sale.

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

No debt was assumed by buyers of our investment properties or repaid as a result of our investment property sales, and we do not allocate interest expense to discontinued operations related to real estate held for investment. We allocate interest expense related to borrowings specifically attributable to Crest’s properties.  The interest expense amounts allocated to the Crest properties held for sale are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

If circumstances arise, which were previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as real estate held for investment.  A property that is reclassified to held for investment is measured and recorded at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for investment, and (ii) the fair value at the date of the subsequent decision not to sell.

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” on our consolidated statements of income (dollars in thousands):

Crest’s income from discontinued operations, real estate acquired for resale	2008	2007	2006
Gain on sales of real estate acquired for resale	$4,642	$12,319	$2,219
Rental revenue	1,830	8,165	5,065
Other revenue	914	190	15
Interest expense	(1,797)	(6,201)	(3,708)
General and administrative expense	(511)	(691)	(440)
Property expenses	(133)	(40)	(67)
Provisions for impairment	(3,374)	--	(1,188)
Depreciation (1)	(771)	--	--
Income taxes	(225)	(3,039)	(494)
Income from discontinued operations, real estate acquired for resale by Crest	$575	$10,703	$1,402

(1)	Depreciation was recorded on one property that was classified as held for investment. This property was sold in 2008.

The following is a summary of Realty Income’s “income from discontinued operations, from real estate held for investment” on our consolidated statements of income (dollars in thousands):

Realty Income’s income from discontinued operations, real estate held for investment	2008	2007	2006
Gain on sales of investment properties	$13,314	$1,724	$3,036
Rental revenue	1,461	3,075	3,177
Other revenue	40	4	34
Depreciation and amortization	(302)	(636)	(825)
Property expenses	(93)	(70)	(156)
Provisions for impairment	--	(134)	(16)
Income from discontinued operations, real estate held for investment	$14,420	$3,963	$5,250

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

Total discontinued operations	2008	2007	2006
Real estate acquired for resale by Crest	$575	$10,703	$1,402
Real estate held for investment	14,420	3,963	5,250
Income from discontinued operations	$14,995	$14,666	$6,652
Per common share, basic and diluted	$0.15	$0.15	$0.07

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

We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible.  We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectibility of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $637,000 at December 31, 2008 and $795,000 at December 31, 2007.

Other revenue includes non-operating interest earned from investments in money market funds and other notes of $1.4 million in 2008, $3.6 million in 2007 and $1.2 million in 2006.

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of Realty Income, Crest and other entities for which we make operating and financial decisions (i.e. control), after elimination of all material intercompany balances and transactions.  All of Realty Income’s and Crest’s subsidiaries are wholly-owned.  We have no unconsolidated or off-balance sheet investments in variable interest entities.

Cash Equivalents.  We consider all short-term, highly liquid investments that are readily convertible to cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.  Our cash equivalents are primarily investments in United States Treasury or government money market funds.

Gain on Sales of Properties.  We recognize gains on sales of properties in accordance with FASB Statement No. 66, Accounting for Sales of Real Estate.

Allocation of the Purchase Price of Real Estate Acquisitions.  When we acquire a property for investment purposes, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include (i) land, (ii) building and improvements, (iii) intangible assets related to above and below market leases, and (iv) value of costs to obtain tenants.

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

Provisions for Impairment.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, a provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Impairment loss is measured as the amount by which the current book value of the asset exceeds the fair value of the asset. If a property is held for sale, it is carried at the lower of cost or estimated fair value, less estimated cost to sell. In 2008, Crest recorded provisions for impairment of $3.4 million on three retail properties, which were held for sale at December 31, 2008.  These provisions for impairment are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

In 2007, we recorded a provision for impairment of $134,000 on one retail investment property in the motor vehicle industry.  This provision for impairment is included in “income from discontinued operations, real estate held for investment” on our consolidated statement of income (“Discontinued Operations”).  In 2007, we also recorded a provision for impairment of $138,000 on one retail investment property in the consumer electronics industry.  This provision for impairment is included in property expense on our consolidated statement of income.  No provisions for impairment were recorded by Crest in 2007.

In 2006, we recorded a provision for impairment of $16,000 on one retail investment property in the restaurant industry.  This provision for impairment is included in Discontinued Operations.  Additionally, in 2006, Crest recorded provisions for impairment of $1.2 million on three retail properties.  One was sold in 2007 and two were sold in 2008.  The provisions for impairment recorded by Crest are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

The provisions for impairment recorded in 2008, 2007 and 2006 reduced the carrying values to the estimated fair-market value of those properties, net of estimated selling costs.

Acquired In-place Leases.  In accordance with FASB Statement No. 141, Business Combinations, the fair value of the real estate acquired with in-place operating leases is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases and tenant relationships, based in each case on their fair values.

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

Share-based Compensation.  Effective January 1, 2006, we adopted FASB Statement No. 123R, Share-Based Payments.  Statement No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  Effective January 1, 2002, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, and starting January 1, 2002 expensed costs for all stock option awards granted, modified, or settled.

Goodwill.  Goodwill is tested for impairment during the second quarter of each year as well as when events or circumstances occur indicating that our goodwill might be impaired.  We did not record any new goodwill or impairment on our existing goodwill during 2008, 2007 or 2006.

Other Assets.  Other assets consist of the following (dollars in thousands) at:

December 31,	2008	2007
Notes receivable issued in conjunction with Crest property sales	$22,344	$3,132
Deferred bond financing costs, net	13,249	14,940
Value of in-place and above-market leases, net	10,534	11,211
Prepaid expenses	4,244	3,803
Escrow deposits for Section 1031 tax-deferred exchanges	3,174	--
Credit facility organization costs, net	2,552	434
Corporate assets, net of accumulated depreciation and amortization	1,277	1,356
Settlements on treasury lock agreements	--	759
Other items	7	13
	$57,381	$35,648

Distributions Payable.  Distributions payable consist of the following declared distributions (dollars in thousands) at:

December 31,	2008	2007
Common stock distributions	$14,772	$13,823
Preferred stock dividends	2,021	2,021
	$16,793	$15,844

Accounts Payable and Accrued Expenses.  Accounts payable and accrued expenses consist of the following (dollars in thousands) at:

December 31,	2008	2007
Bond interest payable	$26,706	$24,987
Other items	11,321	13,125
	$38,027	$38,112

Other Liabilities.  Other liabilities consist of the following (dollars in thousands) at:

December 31,	2008	2007
Rent received in advance	$9,083	$10,626
Security deposits	3,937	2,818
Value of in-place below-market leases, net	1,678	1,860
	$14,698	$15,304

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

Impact of Recent Accounting Pronouncements.  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  Statement No. 157 sets out a framework for measuring fair value, and requires additional disclosures about fair-value measurements.  Statement No. 157 became effective for us at the beginning of 2008 and did not have an impact on our financial position or results of operations.  In February 2008, the FASB delayed the effective date of Statement No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to the beginning of 2009.  For additional discussion of Statement No. 157, see note 12.

In February 2007, the FASB issued Statement No. 159, The Fair Value option for Financial Assets and Financial Liabilities-including an Amendment of FASB Statement No. 115.  Statement No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  We have elected not to use the fair value measurement provisions of Statement No. 159.

In December 2007, the FASB issued Statement No. 141R (revised 2007), Business Combinations.  Effective January 1, 2009, Statement No. 141R changes the accounting treatment and disclosures for certain specific items in a business combination.  Under Statement No. 141R, a company that acquires another entity is required to recognize all the assets acquired and liabilities assumed at the acquisition-date fair value with limited exceptions.  Statement 141R requires transaction costs to be expensed as incurred, rather than capitalized.  Statement No. 141R is not expected to have a significant impact on our financial position or results of operations.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interest in Consolidated Financial Statements.  Effective January 1, 2009, Statement No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of the consolidated net income attributable to the parent and to the noncontrolling interest.  We currently do not have any minority or noncontrolling interest in a subsidiary, and, therefore, Statement No. 160 will not have an impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  Effective January 1, 2009, FSP EITF No. 03-6-1 clarifies that all outstanding nonvested share-based payment awards that contain rights to nonforfeitable dividends are considered “participating securities,” as defined by FSP EITF No. 03-6-1, which requires the two-class method of computing basic and diluted earnings per share to be applied.  FSP EITF
No. 03-6-1 is not expected to have a significant impact on our calculation of basic and diluted earnings per share.

Reclassifications.  Certain of the 2007 and 2006 balances have been reclassified to conform to the 2008 presentation.

3.           Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators.

A.  During 2008, Realty Income invested $189.6 million in 108 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.7%. These 108 properties are located in 14 states, contain over 714,000 leasable square feet, and are 100% leased with an average lease term of 20.6 years.  The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.

In comparison, during 2007, Realty Income and Crest invested $533.7 million, in aggregate, in 357 new retail properties and properties under development. These 357 retail properties are located in 38 states, contain over 1.9 million leasable square feet, and are 100% leased with an average lease term of 19.3 years.

Of the $533.7 million invested during 2007, Realty Income invested $503.8 million in 325 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.6%.  These 325 properties are located in 38 states, contain over 1.8 million leasable square feet, and are 100% leased with an average lease term of 19.2 years.

B.  During 2008, Crest did not invest in any new retail properties.  In comparison, during 2007, Crest invested $29.9 million in 32 retail properties.

C.  Crest’s property inventory at December 31, 2008 consisted of five properties for $6.0 million and at December 31, 2007 consisted of 30 properties for $56.2 million.  These amounts are included on our consolidated balance sheets in “real estate held for sale, net.”

D.  Of the $189.6 million invested by Realty Income in 2008, $10.0 million was used to acquire two retail properties with existing leases.  In accordance with FASB Statement No. 141, Business Combinations, Realty Income recorded $397,000 as the intangible value of the in-place leases.  This amount is recorded to “other assets” on our consolidated balance sheets and amortized over the life of the respective leases.

Of the $533.7 million invested in 2007, $14.7 million was used to acquire five properties with existing leases already in-place with retail tenants.  In accordance with Statement No. 141, Realty Income recorded $1.8 million as the intangible value of the in-place leases and $784,000 as the intangible value of below-market leases. These amounts are recorded to “other assets” and “other liabilities,” respectively, on our consolidated balance sheets and are amortized over the life of the respective leases.

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

In May 2008, as a result of entering into our new credit facility, we incurred $3.2 million of credit facility origination costs which were capitalized to other assets.  Also, we expensed $235,000 of unamortized credit facility origination costs from our prior credit facility, which are included in interest expense.

We did not utilize our credit facility during 2008.  Our effective borrowing rate at December 31, 2008 was 1.4% and at December 31, 2007 was 5.2%.  Our average borrowing rate on our credit facility during 2007 was 6.0%, compared to 5.7% in 2006. Our current and prior credit facilities are subject to various leverage and interest coverage ratio limitations. We are and have been in compliance with these covenants.

5.           Notes Payable

A.	General

Our senior unsecured note obligations consist of the following, sorted by maturity date, (dollars in millions):

December 31,	2008	2007
8.25% notes, issued in October 1998 and due in November 2008	$--	$100.0
8% notes, issued in January 1999 and due in January 2009	20.0	20.0
5.375% notes, issued in March 2003 and due in March 2013	100.0	100.0
5.5% notes, issued in November 2003 and due in November 2015	150.0	150.0
5.95% notes, issued in September 2006 and due in September 2016	275.0	275.0
5.375% notes, issued in September 2005 and due in September 2017	175.0	175.0
6.75% notes, issued in September 2007 and due in August 2019	550.0	550.0
5.875% bonds, issued in March 2005 and due in March 2035	100.0	100.0
	$1,370.0	$1,470.0

The following table summarizes the maturity of our notes payable as of December 31, 2008 (dollars in millions):
Year of Maturity(1)	Notes
2009(2)	$20.0
2013	100.0
After 2013	1,250.0
Totals	$1,370.0
(1) There are no maturities in 2010, 2011 and 2012.
(2) $20.0 million matured and was paid off in January 2009.

Interest incurred on all of the notes for 2008 was $91.2 million, for 2007 was $67.1 million and for 2006 was $49.6 million.  The interest rate on each of these notes is fixed.

Our outstanding notes are unsecured and; accordingly, we have not pledged any assets as collateral for these or any other obligations.  Interest on all of the senior note obligations is paid semiannually.

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

B.	Note Redemptions

In January 2009 on their maturity date, we redeemed all of our outstanding 8.00% notes issued in January 1999 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest using cash on hand.

In November 2008 on their maturity date, we redeemed all of our outstanding 8.25% senior notes issued in October 1998 (the “2008 Notes”) at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, using proceeds from our September 2008 common stock offering and cash on hand.

In May 1998, we entered into a treasury interest rate lock agreement associated with the 2008 Notes.  In settlement of the agreement, we made a payment of $8.7 million in 1998. The payment on the agreement was amortized over 10 years (the life of the notes) as a yield adjustment to interest expense.  After taking into effect the results of the treasury lock settlement, the effective rate to us on the 2008 Notes was 9.12%.

In September 2006, we redeemed all of our outstanding 2007 Notes at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole payment of $1.6 million.  The make-whole payment was recorded as a “loss on extinguishment of debt” on our 2006 consolidated statement of income.  For 2006, the make-whole payment represented approximately $0.017 per share.

C.	Note Issuances

In September 2007, we issued $550 million in aggregate principal amount of 6.75% senior unsecured notes due 2019 (the “2019 Notes”).  The price to the investor for the 2019 Notes was 99.827% of the principal amount for an effective yield of 6.772%.  The net proceeds of approximately $544.4 million from this offering were used to fund certain property acquisitions, repay borrowings under our acquisition credit facility and for general corporate purposes, including additional property acquisitions.

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

6.           Common Stock Offerings

A.           In September 2008, we issued 2.925 million shares of common stock at a price of $26.82 per share.  The net proceeds of approximately $74.4 million were used, along with our available cash on hand, to redeem the $100 million outstanding principal amount of our 2008 Notes in November 2008.

B.           In October and November 2006, we issued an aggregate of 6.9 million shares of common stock at a price of $26.40 per share.  The net proceeds of approximately $173.2 million were used to fund new property acquisitions and for other general corporate purposes.

C.           In September 2006, we issued 4.715 million shares of common stock at a price of $24.32 per share.  The net proceeds of approximately $109 million from this offering were used to fund new property acquisitions, repay borrowings under our credit facility and for other general corporate purposes.

D.           In March 2006, we issued 5.2 million shares of common stock at a price of $24.39 per share.  The net proceeds of approximately $120.5 million were used to fund new property acquisitions and for other general corporate purposes.

7.           Preferred Stock

A.           In 2004, we issued 5.1 million shares of 7.375% Monthly Income Class D cumulative redeemable preferred stock.  The net proceeds of $123.8 million from this issuance were used to redeem a portion of the outstanding Class B and Class C preferred stock, repay borrowings outstanding under our acquisition credit facility and for other general corporate purposes.  Beginning May 27, 2009, the Class D preferred shares are redeemable, at our option, for $25 per share.  During 2008, 2007 and 2006, we paid twelve monthly dividends to holders of our Class D preferred stock totaling $1.8437508 per share, or $9.4 million, and at December 31, 2008 a monthly dividend of $0.1536459 per share was payable and was paid in January 2009.

B.           In 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E cumulative redeemable preferred stock.  The net proceeds of $214 million from this issuance were used to repay borrowings under our credit facility and for other general corporate purposes.  Beginning December 7, 2011, the Class E preferred shares are redeemable, at our option, for $25 per share.  During 2008, we paid twelve monthly dividends to holders of our Class E preferred stock totaling $1.6875 per share, or $14.9 million, and at December 31, 2008 a monthly dividend of $0.140625 per share was payable and was paid in January 2009.  During 2007, we paid twelve monthly dividends to holders of our Class E preferred stock totaling $1.725 per share, or $15.2 million.  In January 2007, we paid the first Class E preferred dividend of $0.178125 per share, which covered a period of 38 days.

8.           Distributions Paid and Payable

A.	Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the years:

Month	2008	2007	2006
January	$0.136750	$0.126500	$0.116250
February	0.136750	0.126500	0.116250
March	0.136750	0.126500	0.116250
April	0.137375	0.127125	0.116875
May	0.137375	0.127125	0.116875
June	0.137375	0.127125	0.116875
July	0.138000	0.127750	0.117500
August	0.138000	0.127750	0.117500
September	0.140500	0.135500	0.125250
October	0.141125	0.136125	0.125875
November	0.141125	0.136125	0.125875
December	0.141125	0.136125	0.125875
Total	$1.662250	$1.560250	$1.437250

The following presents the federal income tax characterization of distributions paid or deemed to be paid per common share for the years:

	2008	2007	2006
Ordinary income	$1.2681285	$1.3847719	$1.2945466
Nontaxable distributions	0.3121490	0.1754781	0.1427034
Capital gain	0.0819725	--	--
Totals	$1.6622500	$1.5602500	$1.4372500

At December 31, 2008, a distribution of $0.14175 per common share was payable and was paid in January 2009.  At December 31, 2007, a distribution of $0.13675 per common share was payable and was paid in January 2008.

B.   Class D Preferred Stock

Dividends of $0.1536459 per share are paid monthly in arrears on the Class D preferred stock.  We declared dividends to holders of our Class D preferred stock totaling $9.4 million in 2008, $9.4 million in 2007, and $9.8 million in 2006.

The following presents the federal income tax characterization of dividends paid per share to our Class D preferred stockholders for the years:

	2008	2007	2006
Ordinary income	$1.7528280	$1.8437508	$1.8437508
Capital gain	0.0909228	--	--
Totals	$1.8437508	$1.8437508	$1.8437508

C.    Class E Preferred Stock

Dividends of $0.140625 per share are paid monthly in arrears on the Class E preferred stock.  We declared dividends to holders of our Class E preferred stock totaling $14.9 million in 2008, $14.9 million in 2007 and $1.6 million in 2006.  The first Class E dividend was paid in January 2007.

The following presents the federal income tax characterization of dividends paid per share to our Class E preferred stockholders for the years:

	2008	2007	2006
Ordinary income	$1.6042824	$1.7250000	$--
Capital gain	0.0832176	--	--
Totals	$1.6875000	$1.7250000	$--

9.           Operating Leases

A.           At December 31, 2008, we owned 2,348 properties in 49 states, plus an additional five properties owned by Crest. Of the 2,348 properties, 2,337, or 99.5%, are single-tenant, retail properties and the remaining 11 are multi-tenant properties. At December 31, 2008, 70 properties were vacant and available for lease or sale.

Substantially all leases are net leases where the tenant pays property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Rent based on a percentage of a tenants’ gross sales (percentage rents) for 2008 was $1.3 million, for 2007 was $851,000 and for 2006 was $1.1 million, including amounts recorded to discontinued operations.

At December 31, 2008, minimum future annual rents to be received on the operating leases for the next five years and thereafter are as follows (dollars in thousands):

2009	$318,175
2010	307,087
2011	297,390
2012	285,142
2013	269,336
Thereafter	2,416,358
Total	$3,893,488

B.           Major Tenants – No individual tenant’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the years ended December 31, 2008, 2007 or 2006.

10.           Gain on Sales of Real Estate Acquired for Resale by Crest

In 2008, Crest sold 25 properties for $50.7 million, which resulted in a gain of $4.6 million.  As part of two sales during 2008, Crest provided partial financing to the buyers of $19.2 million.  In 2007, Crest sold 62 properties for $123.6 million, which resulted in a gain of $12.3 million.  In 2007, as part of two sales, Crest provided partial financing to the buyer of $3.8 million, of which $619,000 was paid in full in November 2007.  In 2006, Crest sold 13 properties for $22.4 million, which resulted in a gain of $2.2 million.  Partial buyer financing of $1.3 million, related to one 2005 property sale, was paid in full in February 2006.  Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

11.           Gain on Sales of Investment Properties by Realty Income

In 2008, we sold 29 investment properties for an aggregate of $27.4 million, which resulted in a gain of $13.3 million.  The results of operations for these properties have been reclassified as discontinued operations.  Additionally, we received proceeds of $439,000 from the sale of excess land from one property, which resulted in a gain of $236,000.  This gain is included in “other revenue” on our consolidated statements of income because this excess land was associated with a  property that continues to be owned as part of our core operations.

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

In 2006, we sold or exchanged 13 investment properties for $10.7 million, which resulted in a gain of $3.0 million which is included in discontinued operations.

12.           Fair Value of Financial Instruments

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

We believe that the carrying values reflected in the consolidated balance sheets, at December 31, 2008 and 2007, respectively, reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for the notes payable and the notes receivable issued in conjunction with Crest property sales, which are disclosed below (dollars in millions):

At December 31, 2008	Carrying value per balance sheet	Estimated fair market value
Notes receivable issued in conjunction with Crest property sales	$22.3	$21.9
Notes payable	$1,370.0	$949.4

At December 31, 2007	Carrying value per balance sheet	Estimated fair market value
Notes receivable issued in conjunction with Crest property sales	$3.1	$2.8
Notes payable	$1,470.0	$1,412.5

The estimated fair value of the notes receivable issued in conjunction with Crest property sales has been calculated by discounting the future cash flows using an interest rate based upon the current 7-year or 10-year Treasury Yield Curve plus an applicable credit-adjusted spread.  Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of fair value related to these notes receivable issued in conjunction with Crest property sales is categorized as level 3 on the three-level valuation hierarchy as defined by Statement No. 157.

The estimated fair value of the notes payable is based upon the closing market price per note or indicative price per note.  Because these note prices represent inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the fair value related to these notes payable is categorized as level 2 on the three-level valuation hierarchy as defined by Statement No. 157.

13.           Supplemental Disclosures of Cash Flow Information

Interest paid in 2008 was $90.3 million, in 2007 was $56.7 million and in 2006 was $52.4 million.

Interest capitalized to properties under development in 2008 was $92,000, in 2007 was $993,000 and in 2006 was $2.2 million.

Income taxes paid by Realty Income and Crest in 2008 were $1.7 million, in 2007 were $4.3 million and in 2006 were $775,000.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.	Share-based compensation expense for 2008 was $5.0 million, for 2007 was $3.9 million and for 2006 was $3.0 million.

B.	See “Provisions for Impairment” in note 2 for a discussion of impairments recorded by Realty Income and Crest.

C.
In 2008, Crest sold two properties for $23.5 million and received notes totaling $19.2 million from the buyers, which are included in “other assets” on our consolidated balance sheet at December 31, 2008.

D.
In 2007, Crest sold two properties for an aggregate of $5.5 million and received notes totaling $3.8 million from the buyers, of which $619,000 was paid in full in November 2007.   The remaining note is included in “other assets” on our consolidated balance sheets at December 31, 2008 and December 31, 2007.

E.
At December 31, 2008, Realty Income has escrow deposits of $3.2 million held for tax-deferred exchanges under Section 1031 of the Tax Code.  The $3.2 million is included in “other assets” on our consolidated balance sheet at December 31, 2008.

F.
In accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations, we recorded an additional $335,000 in 2008 of estimated legal obligations related to asset retirement obligations on two land leases and an additional $239,000 in 2007 of estimated legal obligations on these two land leases.  These asset retirement obligations account for the difference between our obligations to the landlord under the two land leases and our subtenant’s obligations to us under the subleases.

G.
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

I.
In 2006, we received shares of a public company as settlement of a bankruptcy claim associated with a former tenant.  We recorded a value of $207,000, which is in “other revenue” on our 2006 consolidated income statement.  The shares were sold in January 2007.

J.	Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $1.7 million in 2006.

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

15.           Common Stock Incentive Plan

In 2003, our Board of Directors adopted, and stockholders approved, the 2003 Incentive Award Plan of Realty Income Corporation (the “Stock Plan”) to enable us to attract and retain the services of directors, employees and consultants, considered essential to our long-term success.  The Stock Plan offers our directors, employees and consultants an opportunity to own stock in Realty Income and/or rights that will reflect our growth, development and financial success.  The Stock Plan was amended and restated by our Board of Directors in February 2006 and in May 2007.  Under the terms of this plan, the aggregate number of shares of our common stock subject to options, stock purchase rights (SPR), stock appreciation rights (SAR) and other awards will be no more than 3,428,000 shares. The maximum number of shares that may be subject to options, stock purchase rights, stock appreciation rights and other awards granted under the plan to any individual in any calendar year may not exceed 1,600,000 shares. This plan has a term of 10 years from the date it was adopted by our Board of Directors, which was March 12, 2003.  To date, we have not issued any SPR or SAR.

The amount of share-based compensation costs charged against income during 2008 was $5.0 million, during 2007 was $3.9 million and during 2006 was $3.0 million.

No stock options were granted after January 1, 2002 and all outstanding options were fully vested as of December 31, 2006.  Stock options were granted with an exercise price equal to the underlying stock’s fair market value at the date of grant. Stock options expire ten years from the date they are granted and vested over service periods of one, three, four or five years.

The following table summarizes our stock option activity for the years:

	2008		2007		2006
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding options, beginning of year	45,007	$12.71	106,368	$13.06	135,348	$13.02
Options exercised	(23,713)	12.15	(61,361)	13.32	(28,696)	12.86
Options forfeited	--	--	--	--	(284)	14.70
Outstanding and exercisable options, end of year	21,294	$13.33	45,007	$12.71	106,368	$13.06

At December 31, 2008, the options outstanding and exercisable had exercise prices ranging from $11.78 to $14.70, with a weighted average price of $13.33, and expiration dates ranging from May 2009 to December 2011 with a weighted average remaining term of 3.8 years.

The intrinsic value of a stock option is the amount by which the market value of the underlying stock at December 31 of each year exceeds the exercise price of the option.  The market value of the Company’s stock was $23.15, $27.02 and $27.70 at December 31, 2008, 2007 and 2006, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $319,000, $904,000 and $268,000, respectively.  The total intrinsic value of options vested during the year ended December 31, 2006 was $143,000.  The aggregate intrinsic value of options outstanding and exercisable was $209,000, $644,000 and $1.6 million at December 31, 2008, 2007 and 2006, respectively.

The following table summarizes our common stock grant activity under our Stock Plan for the years 2008, 2007 and 2006.  Our common stock grants vest over periods ranging from immediately to 10 years.

	2008		2007		2006
	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)
Outstanding nonvested shares, beginning of year	994,572	$19.46	868,726	$17.96	788,722	$17.83
Shares granted	249,447	26.63	276,631	27.64	210,332	21.72
Shares vested	(188,215)	21.96	(149,284)	20.94	(125,879)	20.39
Shares forfeited	(61,351)	22.13	(1,501)	24.81	(4,449)	21.35
Outstanding nonvested shares, end of year	994,453	$19.70	994,572	$19.46	868,726	$17.96

(1)	Grant date fair value.

During 2008, we issued 249,447 shares of common stock under our Stock Plan.  These shares vest over the following service periods: 24,350 vested immediately, 16,000 vest over a service period of one year, 156 vest over a service period of two years, 12,000 vest over a service period of three years, 3,681 vest over a service period of four years, 92,553 vest over a service period of five years and 100,707 vest over a service period of 10 years.

The vesting schedule for shares granted to non-employee directors is as follows:

•	Shares vest in 33.33% increments on each of the first three anniversaries of the date the shares of stock are granted to directors with less than six years of service at the date of grant;
•	Shares vest in 50% increments on each of the first two anniversaries of the date the shares of stock are granted to directors with six years of service at the date of grant;
•	Shares are 100% vested on the first anniversary of the date the shares of stock are granted to directors with seven years of service at the date of grant; and
•	There is immediate vesting as of the date the shares of stock are granted to directors with eight or more years of service at the date of grant.

The vesting schedule for shares granted to employees in 2008 is as follows:

•	For employees age 49 and below at the grant date, shares vest in 10% increments on each of the first ten anniversaries of the grant date;
•	For employees age 50 through 55 at the grant date, shares vest in 20% increments on each of the first five anniversaries of the grant date;
•	For employees age 56 at the grant date, shares vest in 25% increments on each of the first four anniversaries of the grant date;
•	For employees age 57 at the grant date, shares vest in 33.33% increments on each of the first three anniversaries of the grant date;
•	For employees age 58 at the grant date, shares vest in 50% increments on each of the first two anniversaries of the grant date;
•	For employees age 59 at the grant date, shares are 100% vested on the first anniversary of the grant date; and
•	For employees age 60 and above at the grant date, shares vest immediately on the grant date.

In addition, after they have been employed for six full months, all non-executive employees receive 200 shares of nonvested stock which vests over a five year period.

As of December 31, 2008, the remaining unamortized share-based compensation expense totaled $19.6 million, which is being amortized on a straight-line basis over the service period of each applicable award.  The amount of share-based compensation is based on the fair value of the stock at the grant date.  We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and condition of the award and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

The effect of pre-vesting forfeitures on our recorded expense has historically been negligible.  Any future pre-vesting forfeitures are also expected to be negligible and we will record the benefit related to such forfeitures as they occur.  Under the terms of our Stock Plan, we pay non-refundable dividends to the holders of our nonvested shares.  Under Statement No. 123R, the dividends paid to holders of these nonvested shares should be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest.  Given the negligible historical and prospective forfeiture rate determined by us, we did not record any amount to compensation expense related to dividends paid in 2008, 2007 or 2006.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of December 31, 2008 (dollars in thousands):

Assets, as of December 31:	2008	2007
Segment net real estate:
Automotive service	$106,581	$110,100
Automotive tire services	208,770	212,747
Child care	85,120	90,757
Convenience stores	472,588	408,119
Drug stores	145,919	100,154
Health and fitness	167,658	169,109
Home furnishings	51,910	55,503
Home improvement	57,664	59,497
Motor vehicle dealerships	105,087	101,887
Restaurants	751,466	776,715
Theaters	299,690	267,413
20 non-reportable segments	409,700	472,254
Total segment net real estate	2,862,153	2,824,255
Other intangible assets – Automotive tire service	706	765
Other intangible assets – Drug stores	6,727	6,988
Other intangible assets – Grocery stores	911	962
Other intangible assets – Theaters	2,190	2,496
Goodwill – Automotive service	1,338	1,338
Goodwill – Child care	5,353	5,353
Goodwill – Convenience stores	2,074	2,074
Goodwill – Home furnishings	1,557	1,557
Goodwill – Restaurants	3,779	3,779
Goodwill – non reportable segments	3,105	3,105
Other corporate assets	104,286	224,680
Total assets	$2,994,179	$3,077,352

	Revenue
For the years ended December 31,	2008	2007	2006
Segment rental revenue(1):
Automotive service	$15,819	$15,051	$16,415
Automotive tire services	22,165	21,235	14,501
Child care	24,848	23,895	24,207
Convenience stores	52,027	40,727	38,283
Drug stores	13,323	7,830	6,986
Health and fitness	18,390	14,874	10,212
Home furnishings	7,879	7,786	7,629
Home improvement	6,108	6,116	7,127
Motor vehicle dealerships	10,358	9,540	7,890
Restaurants	71,508	59,585	26,945
Theaters	29,640	26,121	22,905
20 non-reportable segments	56,201	55,205	52,274
Total rental revenue	328,266	287,965	235,374
Other revenue	1,934	6,352	2,042
Total revenue	$330,200	$294,317	$237,416

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

At December 31, 2008, we have committed $208,000 under construction contracts.  These costs are expected to be paid in the next six months.  In addition, we also have contingent payments for tenant improvements and leasing costs of $977,000.

We have certain properties that are subject to ground leases which are accounted for as operating leases.  At December 31, 2008, minimum future rental payments for the next five years and thereafter are as follows (dollars in thousands):
	Ground Leases Paid by Realty Income (1)	Ground Leases Paid by Our Tenants (2)	Total
2009	$92	$3,791	$3,883
2010	82	3,680	3,762
2011	69	3,667	3,736
2012	69	3,563	3,632
2013	69	3,420	3,489
Thereafter	900	40,801	41,701
Total	$1,281	$58,922	$60,203

(1) Realty Income currently pays the ground lessors directly for the rent under the ground leases. A majority of this rent is reimbursed to Realty Income as additional rent from our tenants.

(2) Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Quarterly Financial Data

(dollars in thousands, except per share data)
(not covered by Report of Independent Registered Public Accounting Firm)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year(2)
2008(1)
Total revenue	$82,776	$82,177	$82,521	$82,726	$330,200
Interest expense	23,386	23,929	23,915	22,726	93,956
Depreciation and amortization expense	22,848	22,080	22,869	22,935	90,732
Other expenses	7,188	7,237	7,170	7,071	28,666
Income from continuing operations	29,354	28,931	28,567	29,994	116,846
Income from discontinued operations	407	4,120	6,130	4,338	14,995
Net income	29,761	33,051	34,697	34,332	131,841
Net income available to common stockholders	23,698	26,988	28,634	28,269	107,588
Net income per common share:
Basic and diluted	0.24	0.27	0.29	0.27	1.06
Dividends paid per common share	0.410250	0.412125	0.416500	0.423375	1.66225

2007(1)
Total revenue	$70,642	$70,030	$73,530	$80,115	$294,317
Interest expense	12,420	13,029	16,163	22,719	64,331
Depreciation and amortization expense	17,956	18,349	19,433	20,948	76,686
Other expenses	6,193	7,148	7,442	6,774	27,557
Income from continuing operations	34,073	31,504	30,492	29,674	125,743
Income from discontinued operations	2,250	5,432	3,481	3,502	14,666
Net income	36,323	36,936	33,973	33,176	140,409
Net income available to common stockholders	30,260	30,873	27,910	27,113	116,156
Net income per common share:
Basic and diluted	0.30	0.31	0.28	0.27	1.16
Dividends paid per common share	0.379500	0.381375	0.391000	0.408375	1.56025

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

As of and for the year ended December 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Submitted on February 10, 2009 by,

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

Item 9B:          Other Information

None.

PART III

Item 10:           Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.  The Annual Meeting of Stockholders is presently scheduled to be held on May 12, 2009.

Item 11:           Executive Compensation

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12:           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13:           Certain Relationships, Related Transactions and Director Independence

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14:            Principal Accounting Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15:                      Exhibits and Financial Statement Schedules

A.           The following documents are filed as part of this report.

1.	Financial Statements (see Item 8)

a.      Reports of Independent Registered Public Accounting Firm

b.      Consolidated Balance Sheets,
December 31, 2008 and 2007

c.      Consolidated Statements of Income,
Years ended December 31, 2008, 2007 and 2006

d.      Consolidated Statements of Stockholders’ Equity,
Years ended December 31, 2008, 2007 and 2006

e.      Consolidated Statements of Cash Flows,
Years ended December 31, 2008, 2007 and 2006

f.       Notes to Consolidated Financial Statements

g.      Consolidated Quarterly Financial Data,
(unaudited) for 2008 and 2007

2.	Financial Statement Schedule. Reference is made to page F-1 of this report for Schedule III Real Estate and Accumulated Depreciation (electronically filed with the Securities and Exchange Commission).

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

3.2
Bylaws of the Company, as amended by amendment No. 1 dated March 20, 2000 and amendment No. 2 dated June 15, 2005 , and as amended and restated on December 12, 2007 and as amended and restated on May 13, 2008 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on May 14, 2008 and dated May 13, 2008 and incorporated herein by reference).

3.3
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock (filed as exhibit 3.8 to the Company’s Form 8-A, filed on May 25, 2004 and incorporated herein by reference).

3.4
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating additional shares of the 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock (filed as exhibit 3.2 to the Company’s Form 8-K, filed on October 19, 2004 and dated October 12, 2004, and incorporated herein by reference).

3.5
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 6.75% Class E Cumulative Redeemable Preferred Stock (filed as exhibit 3.5 to the Company’s Form 8-A, filed on December 5, 2006 and incorporated herein by reference).

Instruments defining the rights of security holders, including indentures

4.1
Indenture dated as of October 28, 1998 between the Company and The Bank of New York (filed as exhibit 4.1 to the Company’s Form 8-K, filed on October 28, 1998 and dated October 27, 1998 and incorporated herein by reference).

4.2	Pricing Committee Resolutions and Form of 8% Notes due 2009 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on January 22, 1999 and dated January 21, 1999 and incorporated herein by reference).

4.3	Form of 5.375% Senior Notes due 2013 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on March 7, 2003 and dated March 5, 2003 and incorporated herein by reference).

4.4
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.375% Senior Notes due 2013 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on March 7, 2003 and dated March 5, 2003 and incorporated herein by reference).

4.5	Form of 5.50% Senior Notes due 2015 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on November 24, 2003 and dated November 19, 2003 and incorporated herein by reference).

4.6
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.50% Senior Notes due 2015 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on November 24, 2003 and dated November 19, 2003 and incorporated herein by reference).

4.7	Form of 5.875% Senior Notes due 2035 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on March 11, 2005 and dated March 8, 2005 and incorporated herein by reference).

4.8
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.875% Senior Debentures due 2035 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on March 11, 2005 and dated March 8, 2005 and incorporated herein by reference).

4.9	Form of 5.375% Senior Notes due 2017 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on September 16, 2005 and dated September 8, 2005 and incorporated herein by reference).

4.10
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.375% Senior Notes due 2017 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 16, 2005 and dated September 8, 2005 and incorporated herein by reference).

4.11	Form of 5.95% Senior Notes due 2016 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on September 18, 2006 and dated September 6, 2006 and incorporated herein by reference).

4.12
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.95% Senior Notes due 2016 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 18, 2006 and dated September 6, 2006 and incorporated herein by reference).

4.13	Form of 6.75% Notes due 2019 (filed as exhibit 4.2 to Company’s Form 8-K, filed on September 5, 2007 and dated August 30, 2007 and incorporated herein by reference).

4.14
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Trust Company, N.A., as Trustee, establishing a series of securities entitled 6.75% Senior Notes due 2019 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 5, 2007 and dated August 30, 2007 and incorporated herein by reference).

Material Contracts

10.1
Form indemnification agreement between the Company and each executive officer and each director of the Board of Directors of the Company (filed as exhibit 10.1 to the Company’s Form 8-K, filed on August 26, 2005 and dated August 23, 2005 and incorporated herein by reference).

10.2
1994 Stock Option and Incentive Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (registration number 33-95708), dated August 11, 1995, and incorporated herein by reference).

10.3	First Amendment to the 1994 Stock Option and Incentive Plan, dated June 12, 1997 (filed as Exhibit 10.9 to the Company’s Form 8-B, filed on July 29, 1997 and incorporated herein by reference).

10.4
Second Amendment to the 1994 Stock Option and Incentive Plan, dated December 16, 1997 (filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.5	Management Incentive Plan (filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.6	Form of Nonqualified Stock Option Agreement for Independent Directors (filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

10.7
Form of Restricted Stock Agreement between the Company and Executive Officers (filed as exhibit 10.11 to the Company’s Form 8-K, filed on January 6, 2005 and dated January 1, 2005 and incorporated herein by reference).

10.8
2003 Stock Incentive Award Plan of Realty Income Corporation, as amended and restated February 21, 2006 (filed as exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.9
Amendment dated May 15, 2007 to the Amended and Restated 2003 Stock Incentive Award Plan of Realty Income Corporation (filed as exhibit 10.1 to the Company’s Form 10-Q, for the quarter ended June 30, 2007 and incorporated herein by reference).

10.10	Form of Restricted Stock Agreement (filed as exhibit 10.2 to the Company’s Form 10-Q, for the quarter ended June 30, 2007 and incorporated herein by reference).

10.11	$355 million Credit Agreement dated May 15, 2008 (filed as exhibit 10.1 to the Company’s Form 8-K, filed on May 16, 2008 and dated May 15, 2008 and incorporated herein by reference).

10.12
Amended and Restated Form of Employment Agreement between the Company and its Executive Officers (filed as exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

Statement of Ratios

*12.1	Statements re computation of ratios.

Subsidiaries of the Registrant

*21.1	Subsidiaries of the Company as of February 10, 2009.

Consents of Experts and Counsel

*23.1	Consent of Independent Registered Public Accounting Firm.

Certifications

*31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

*31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

*32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:       /s/THOMAS A. LEWIS                                                      Date: February 10, 2009
Thomas A. Lewis
Vice Chairman of the Board of Directors,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       /s/DONALD R. CAMERON                                                      Date: February 10, 2009
Donald R. Cameron
Chairman of the Board of Directors

By:       /s/THOMAS A. LEWIS                                                            Date: February 10, 2009
Thomas A. Lewis
Vice Chairman of the Board of Directors,
Chief Executive Officer
(Principal Executive Officer)

By:       /s/KATHLEEN R. ALLEN, Ph.D.                                                          Date: February 10, 2009
Kathleen R. Allen, Ph.D.
Director

By:       /s/PRIYA CHERIAN HUSKINS                                                             Date: February 10, 2009
Priya Cherian Huskins
Director

By:       /s/ROGER P. KUPPINGER                                                                 Date: February 10, 2009
Roger P. Kuppinger
Director

By:       /s/MICHAEL D. MCKEE                                                                      Date: February 10, 2009
Michael D. McKee
Director

By:       /s/GREGORY T. MCLAUGHLIN                                                           Date: February 10, 2009
Gregory T. McLaughlin
Director

By:       /s/RONALD L. MERRIMAN                                                      Date: February 10, 2009
Ronald L. Merriman
Director

By:       /s/WILLARD H. SMITH JR                                                                   Date: February 10, 2009
Willard H. Smith Jr
Director

By:       /s/PAUL M. MEURER                                                             Date: February 10, 2009
Paul M. Meurer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:       /s/GREGORY J. FAHEY                                                                     Date: February 10, 2009
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Apparel Stores
Little Rock	AR	1,079,232	2,594,956	40,439	52,746	1,079,232	2,688,141	3,767,373	1,121,148		07/21/98	300
Mesa	AZ	619,035	867,013	1,760	43,447	619,035	912,220	1,531,255	372,484		02/11/99	300
Danbury	CT	1,083,296	6,217,688	40,544	6	1,083,296	6,258,238	7,341,534	2,834,275		09/30/97	300
Manchester	CT	771,660	3,653,539	1,661	None	771,660	3,655,200	4,426,860	1,577,280		03/26/98	300
Manchester	CT	1,250,464	5,917,037	3,555	None	1,250,464	5,920,592	7,171,056	2,554,704		03/26/98	300
Staten Island	NY	4,202,093	3,385,021	None	898	4,202,093	3,385,919	7,588,012	1,461,787		03/26/98	300

Automotive Collision Services
Highlands Ranch	CO	583,289	2,139,057	None	None	583,289	2,139,057	2,722,346	402,145	07/10/07	08/11/03	300
Littleton	CO	601,388	2,169,898	None	None	601,388	2,169,898	2,771,286	261,175	02/02/06	11/12/04	300
Parker	CO	678,768	2,100,854	None	None	678,768	2,100,854	2,779,622	401,709	02/20/04	07/03/03	300
Thornton	CO	693,323	1,896,616	None	128	693,323	1,896,744	2,590,067	304,667	10/05/04	10/15/03	300
Cumming	GA	661,624	1,822,363	None	None	661,624	1,822,363	2,483,987	380,990	09/18/03	12/31/02	300
Douglasville	GA	679,868	1,935,515	None	None	679,868	1,935,515	2,615,383	410,390	08/11/03	12/30/02	300
Morrow	GA	725,948	1,846,315	None	None	725,948	1,846,315	2,572,263	396,892	07/07/03	08/30/02	300
Peachtree City	GA	1,190,380	689,284	None	None	1,190,380	689,284	1,879,664	165,122	12/16/02	09/19/02	300
Ham Lake	MN	192,610	1,930,958	None	None	192,610	1,930,958	2,123,568	312,384	07/01/04	10/31/03	300
Cary	NC	610,389	1,492,235	None	None	610,389	1,492,235	2,102,624	156,685		05/25/06	300
Durham	NC	680,969	1,323,140	None	24	680,969	1,323,164	2,004,133	138,933		05/25/06	300
Wilmington	NC	378,813	1,150,679	None	None	378,813	1,150,679	1,529,492	158,225	07/15/05	12/21/04	300
Bartlett	TN	648,526	1,960,733	None	None	648,526	1,960,733	2,609,259	317,207	08/03/04	10/27/03	300

Automotive Parts
Millbrook	AL	108,000	518,741	None	276	108,000	519,017	627,017	206,617	12/10/98	01/21/99	300
Montgomery	AL	254,465	502,350	None	211	254,465	502,561	757,026	211,898		06/30/98	300
Blytheville	AR	137,913	509,447	6,000	211	137,913	515,658	653,571	220,826		06/30/98	300
Wynne	AR	70,000	547,576	26,595	211	70,000	574,382	644,382	242,780	11/10/98	02/24/99	300
Phoenix	AZ	231,000	513,057	None	88	231,000	513,145	744,145	427,793		11/09/87	300
Phoenix	AZ	71,750	159,359	13,463	198	71,750	173,020	244,770	133,337		11/19/87	300
Phoenix	AZ	222,950	495,178	None	88	222,950	495,266	718,216	375,665		11/02/89	300
Tucson	AZ	194,250	431,434	None	176	194,250	431,610	625,860	361,310		10/30/87	300
Grass Valley	CA	325,000	384,955	None	None	325,000	384,955	709,955	312,547		05/20/88	300
Jackson	CA	300,000	390,849	None	371	300,000	391,220	691,220	316,199		05/17/88	300
Sacramento	CA	210,000	466,419	None	127	210,000	466,546	676,546	388,887		11/25/87	300
Turlock	CA	222,250	493,627	None	None	222,250	493,627	715,877	409,841		12/30/87	300
Denver	CO	141,400	314,056	None	146	141,400	314,202	455,602	261,900		11/18/87	300
Denver	CO	315,000	699,623	None	128	315,000	699,751	1,014,751	569,058		05/16/88	300
Littleton	CO	252,925	561,758	None	274	252,925	562,032	814,957	462,699		02/12/88	300
Smyrna	DE	232,273	472,855	None	None	232,273	472,855	705,128	196,235		08/07/98	300
Atlanta	GA	652,551	763,360	None	45,476	652,551	808,836	1,461,387	307,174		12/18/98	300
Council Bluffs	IA	194,355	431,668	None	6	194,355	431,674	626,029	351,102		05/19/88	300
Boise	ID	190,080	422,172	None	414	190,080	422,586	612,666	343,569		05/06/88	300
Lewiston	ID	138,950	308,612	None	None	138,950	308,612	447,562	259,387		09/16/87	300
Moscow	ID	117,250	260,417	None	None	117,250	260,417	377,667	218,879		09/14/87	300
Peoria	IL	193,868	387,737	19,808	230	193,868	407,775	601,643	189,795		11/26/96	300
Brazil	IN	183,952	453,831	1,525	173	183,952	455,529	639,481	177,841		03/31/99	300
Muncie	IN	148,901	645,660	147,678	28,972	148,901	822,310	971,211	327,512		11/26/96	300
Princeton	IN	134,209	560,113	None	211	134,209	560,324	694,533	219,383		03/31/99	300
Vincennes	IN	185,312	489,779	None	173	185,312	489,952	675,264	191,863		03/31/99	300
Kansas City	KS	185,955	413,014	None	146	185,955	413,160	599,115	335,961		05/13/88	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Kansas City	KS	222,000	455,881	18,738	146	222,000	474,765	696,765	371,938		05/16/88	300
Alma	MI	155,000	600,282	None	None	155,000	600,282	755,282	231,047	04/29/99	02/10/99	300
Lansing	MI	265,000	574,931	57,278	None	265,000	632,209	897,209	238,126	04/30/99	12/03/98	300
Sturgis	MI	109,558	550,274	None	None	109,558	550,274	659,832	221,004		12/30/98	300
Independence	MO	210,643	467,844	None	239	210,643	468,083	678,726	358,875		07/31/89	300
Batesville	MS	190,124	485,670	None	211	190,124	485,881	676,005	203,248		07/27/98	300
Horn Lake	MS	142,702	514,779	None	211	142,702	514,990	657,692	217,140		06/30/98	300
Jackson	MS	248,483	572,522	None	211	248,483	572,733	821,216	209,058		11/16/99	300
Richland	MS	243,565	558,645	None	211	243,565	558,856	802,421	202,134		12/21/99	300
Missoula	MT	163,100	362,249	None	None	163,100	362,249	525,349	303,231		10/30/87	300
Kearney	NE	173,950	344,393	None	179	173,950	344,572	518,522	252,882		05/01/90	300
Omaha	NE	196,000	435,321	None	None	196,000	435,321	631,321	354,068		05/26/88	300
Omaha	NE	199,100	412,042	None	6	199,100	412,048	611,148	334,598		05/27/88	300
Rio Rancho	NM	211,577	469,923	None	None	211,577	469,923	681,500	386,970		02/26/88	300
Las Vegas	NV	161,000	357,585	260,000	None	161,000	617,585	778,585	377,327		10/29/87	300
Canton	OH	396,560	597,553	None	230	396,560	597,783	994,343	248,028		08/14/98	300
Hamilton	OH	183,000	515,727	2,941	122	183,000	518,790	701,790	200,924	04/07/99	12/03/98	300
Hubbard	OH	147,043	481,217	450	230	147,043	481,897	628,940	202,996		06/30/98	300
Albany	OR	152,250	338,153	None	218	152,250	338,371	490,621	285,478		08/24/87	300
Beaverton	OR	210,000	466,419	None	218	210,000	466,637	676,637	393,724		08/26/87	300
Portland	OR	190,750	423,664	None	218	190,750	423,882	614,632	357,642		08/12/87	300
Portland	OR	147,000	326,493	None	218	147,000	326,711	473,711	275,638		08/26/87	300
Salem	OR	136,500	303,170	None	218	136,500	303,388	439,888	255,955		08/20/87	300
Butler	PA	339,929	633,078	9,175	230	339,929	642,483	982,412	268,527		08/07/98	300
Dover	PA	265,112	593,341	None	None	265,112	593,341	858,453	250,191		06/30/98	300
Enola	PA	220,228	546,026	None	None	220,228	546,026	766,254	221,147		11/10/98	300
Hanover	PA	132,500	719,511	None	232	132,500	719,743	852,243	269,988	07/26/99	05/13/99	300
Harrisburg	PA	327,781	608,291	None	None	327,781	608,291	936,072	256,494		06/30/98	300
Harrisburg	PA	283,417	352,473	None	None	283,417	352,473	635,890	145,106		09/30/98	300
Lancaster	PA	199,899	774,838	10,913	None	199,899	785,751	985,650	326,712		08/14/98	300
New Castle	PA	180,009	525,774	3,860	230	180,009	529,864	709,873	225,602		06/30/98	300
Reading	PA	379,000	658,722	10,100	232	379,000	669,054	1,048,054	255,946	06/09/99	12/04/98	300
Columbia	TN	273,120	431,716	None	211	273,120	431,927	705,047	164,781		06/30/99	300
Lubbock	TX	49,000	108,831	None	None	49,000	108,831	157,831	91,100		10/29/87	300
Bellevue	WA	185,500	411,997	None	225	185,500	412,222	597,722	347,853		08/06/87	300
Bellingham	WA	168,000	373,133	None	117	168,000	373,250	541,250	314,947		08/20/87	300
Hazel Dell	WA	168,000	373,135	None	None	168,000	373,135	541,135	302,274		05/23/88	300
Kenmore	WA	199,500	443,098	None	225	199,500	443,323	642,823	374,101		08/20/87	300
Kennewick	WA	161,350	358,365	None	373	161,350	358,738	520,088	302,622		08/26/87	300
Kent	WA	199,500	443,091	None	117	199,500	443,208	642,708	373,986		08/06/87	300
Lakewood	WA	191,800	425,996	None	225	191,800	426,221	618,021	359,668		08/18/87	300
Moses Lake	WA	138,600	307,831	None	None	138,600	307,831	446,431	259,785		08/12/87	300
Pasco	WA	161,700	359,142	None	364	161,700	359,506	521,206	303,277		08/18/87	300
Renton	WA	185,500	412,003	None	225	185,500	412,228	597,728	346,447		09/15/87	300
Seattle	WA	162,400	360,697	None	225	162,400	360,922	523,322	304,561		08/20/87	300
Silverdale	WA	183,808	419,777	None	117	183,808	419,894	603,702	352,873		09/16/87	300
Tacoma	WA	196,000	435,324	None	117	196,000	435,441	631,441	364,453		10/15/87	300
Vancouver	WA	180,250	400,343	None	215	180,250	400,558	580,808	337,958		08/20/87	300
Walla Walla	WA	170,100	377,793	None	6,604	170,100	384,397	554,497	320,118		08/06/87	300
Wenatchee	WA	148,400	329,602	None	None	148,400	329,602	478,002	278,159		08/25/87	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Automotive Service
Flagstaff	AZ	144,821	417,485	None	None	144,821	417,485	562,306	172,841	04/11/02	08/29/97	300
Mesa	AZ	210,620	475,072	None	None	210,620	475,072	685,692	125,890		05/14/02	300
Phoenix	AZ	189,341	546,984	None	110	189,341	547,094	736,435	144,969		05/14/02	300
Phoenix	AZ	384,608	279,824	None	None	384,608	279,824	664,432	74,151		05/14/02	300
Sierra Vista	AZ	175,114	345,508	None	None	175,114	345,508	520,622	91,558		05/14/02	300
Tucson	AZ	226,596	437,972	None	None	226,596	437,972	664,568	116,061		05/14/02	300
Bakersfield	CA	65,165	206,927	None	None	65,165	206,927	272,092	54,834		05/14/02	300
Chula Vista	CA	313,293	409,654	None	16	313,293	409,670	722,963	206,891	05/01/96	01/19/96	300
Dublin	CA	415,620	1,153,928	None	None	415,620	1,153,928	1,569,548	305,789		05/14/02	300
Folsom	CA	471,813	325,610	None	None	471,813	325,610	797,423	86,284		05/14/02	300
Indio	CA	264,956	265,509	None	None	264,956	265,509	530,465	70,358		05/14/02	300
Los Angeles	CA	580,446	158,876	None	None	580,446	158,876	739,322	42,100		05/14/02	300
Oxnard	CA	186,980	198,236	None	None	186,980	198,236	385,216	52,531		05/14/02	300
Simi Valley	CA	213,920	161,012	None	None	213,920	161,012	374,932	42,666		05/14/02	300
Vacaville	CA	358,067	284,931	None	None	358,067	284,931	642,998	75,505		05/14/02	300
Aurora	CO	231,314	430,495	None	None	231,314	430,495	661,809	22,242		09/04/07	300
Broomfield	CO	154,930	503,626	None	450	154,930	504,076	659,006	249,745	08/22/96	03/15/96	300
Denver	CO	79,717	369,587	None	169	79,717	369,756	449,473	348,567		10/08/85	300
Denver	CO	239,024	444,785	None	None	239,024	444,785	683,809	22,980		09/04/07	300
Lakewood	CO	70,422	132,296	None	None	70,422	132,296	202,718	6,835		09/04/07	300
Longmont	CO	87,385	163,169	None	None	87,385	163,169	250,554	8,430		09/04/07	300
Thornton	CO	276,084	415,464	None	205	276,084	415,669	691,753	198,778	12/31/96	10/31/96	300
Hartford	CT	248,540	482,460	None	None	248,540	482,460	731,000	237,209		09/30/96	300
Southington	CT	225,882	672,910	None	None	225,882	672,910	898,792	310,549		06/06/97	300
Vernon	CT	81,529	300,518	None	None	81,529	300,518	382,047	78,636		06/27/02	300
Carol City	FL	163,239	262,726	None	None	163,239	262,726	425,965	68,747		06/27/02	300
Jacksonville	FL	76,585	355,066	6,980	124	76,585	362,170	438,755	333,927		12/23/85	300
Lauderdale Lakes	FL	65,987	305,931	None	None	65,987	305,931	371,918	284,727		02/19/86	300
Orange City	FL	99,613	139,008	None	None	99,613	139,008	238,621	36,835		05/14/02	300
Seminole	FL	68,000	315,266	None	124	68,000	315,390	383,390	295,392		12/23/85	300
Sunrise	FL	80,253	372,070	None	None	80,253	372,070	452,323	346,492		02/14/86	300
Tampa	FL	70,000	324,538	None	162	70,000	324,700	394,700	304,100		12/27/85	300
Tampa	FL	67,000	310,629	None	124	67,000	310,753	377,753	291,050		12/27/85	300
Tampa	FL	86,502	401,041	None	141	86,502	401,182	487,684	367,312		07/23/86	300
Atlanta	GA	55,840	258,889	None	244	55,840	259,133	314,973	243,363		11/27/85	300
Bogart	GA	66,807	309,733	None	None	66,807	309,733	376,540	290,102		12/20/85	300
Douglasville	GA	214,771	129,519	None	None	214,771	129,519	344,290	34,320		05/14/02	300
Duluth	GA	222,275	316,925	None	151	222,275	317,076	539,351	139,506	10/24/97	06/20/97	300
Duluth	GA	290,842	110,056	None	None	290,842	110,056	400,898	29,163		05/14/02	300
Gainesville	GA	53,589	248,452	None	None	53,589	248,452	302,041	232,706		12/19/85	300
Kennesaw	GA	266,865	139,425	None	None	266,865	139,425	406,290	36,946		05/14/02	300
Marietta	GA	60,900	293,461	67,871	239	60,900	361,571	422,471	276,197		12/26/85	300
Marietta	GA	69,561	346,024	None	356	69,561	346,380	415,941	318,360		06/03/86	300
Norcross	GA	244,124	151,831	None	None	244,124	151,831	395,955	40,233		05/14/02	300
Riverdale	GA	58,444	270,961	None	None	58,444	270,961	329,405	252,986		01/15/86	300
Rome	GA	56,454	261,733	None	None	56,454	261,733	318,187	245,145		12/19/85	300
Snellville	GA	253,316	132,124	None	None	253,316	132,124	385,440	35,011		05/14/02	300
Tucker	GA	78,646	364,625	None	5,237	78,646	369,862	448,508	345,769		12/18/85	300
Arlington Hts	IL	441,437	215,983	None	None	441,437	215,983	657,420	57,234		05/14/02	300
Chicago	IL	329,076	255,294	None	None	329,076	255,294	584,370	67,651		05/14/02	300
Round Lake Beach	IL	472,132	236,585	None	None	472,132	236,585	708,717	62,693		05/14/02	300
Westchester	IL	421,239	184,812	None	None	421,239	184,812	606,051	48,973		05/14/02	300
Anderson	IN	232,170	385,661	None	163	232,170	385,824	617,994	170,405		12/19/97	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Indianapolis	IN	231,384	428,307	None	None	231,384	428,307	659,691	210,584		09/27/96	300
Michigan City	IN	392,638	297,650	-3,065	None	392,638	294,585	687,223	78,876		05/14/02	300
Warsaw	IN	140,893	228,116	None	None	140,893	228,116	369,009	60,449		05/14/02	300
Olathe	KS	217,995	367,055	None	None	217,995	367,055	585,050	170,677	04/22/97	11/11/96	300
Topeka	KS	32,022	60,368	None	None	32,022	60,368	92,390	3,119		09/04/07	300
Louisville	KY	56,054	259,881	None	64	56,054	259,945	315,999	243,452		12/17/85	300
Newport	KY	323,511	289,017	None	None	323,511	289,017	612,528	130,484		09/17/97	300
Billerica	MA	399,043	462,240	None	None	399,043	462,240	861,283	216,384		04/02/97	300
East Falmouth	MA	191,302	340,539	None	None	191,302	340,539	531,841	90,241		05/14/02	300
East Wareham	MA	149,680	278,669	None	None	149,680	278,669	428,349	73,845		05/14/02	300
Fairhaven	MA	138,957	289,294	None	None	138,957	289,294	428,251	76,661		05/14/02	300
Gardner	MA	138,990	289,361	None	None	138,990	289,361	428,351	76,678		05/14/02	300
Hyannis	MA	180,653	458,522	None	None	180,653	458,522	639,175	119,980		06/27/02	300
Lenox	MA	287,769	535,273	None	232	287,769	535,505	823,274	209,649		03/31/99	300
Newburyport	MA	274,698	466,449	None	None	274,698	466,449	741,147	122,054		06/27/02	300
North Reading	MA	180,546	351,161	None	None	180,546	351,161	531,707	93,055		05/14/02	300
Orleans	MA	138,212	394,065	None	None	138,212	394,065	532,277	104,425		05/14/02	300
Aberdeen	MD	223,617	225,605	None	None	223,617	225,605	449,222	59,033		06/27/02	300
Bethesda	MD	282,717	525,928	None	None	282,717	525,928	808,645	27,173		09/04/07	300
Capital Heights	MD	547,173	219,979	-12,319	None	547,173	207,660	754,833	58,291		05/14/02	300
Clinton	MD	70,880	328,620	11,440	459	70,880	340,519	411,399	310,335		11/15/85	300
Lexington Park	MD	111,396	335,288	-7,600	None	111,396	327,688	439,084	88,848		05/14/02	300
Kalamazoo	MI	391,745	296,975	-2,196	None	391,745	294,779	686,524	78,697		05/14/02	300
Portage	MI	402,409	286,441	-2,112	None	402,409	284,329	686,738	75,905		05/14/02	300
Southfield	MI	275,952	350,765	None	None	275,952	350,765	626,717	92,951		05/14/02	300
Troy	MI	214,893	199,299	None	None	214,893	199,299	414,192	52,813		05/14/02	300
Minneapolis	MN	58,000	268,903	None	479	58,000	269,382	327,382	252,162		12/18/85	300
St. Cloud	MN	203,338	258,626	None	None	203,338	258,626	461,964	67,674		06/27/02	300
Independence	MO	297,641	233,152	None	None	297,641	233,152	530,793	112,302		12/20/96	300
Asheville	NC	441,746	242,565	None	None	441,746	242,565	684,311	64,278		05/14/02	300
Charlotte	NC	508,100	457,295	None	None	508,100	457,295	965,395	102,891		05/27/03	300
Concord	NC	237,688	357,976	None	152	237,688	358,128	595,816	149,965		11/05/97	300
Durham	NC	55,074	255,336	None	121	55,074	255,457	310,531	240,138		11/13/85	300
Durham	NC	354,676	361,203	3,400	351	354,676	364,954	719,630	165,933	08/29/97	03/31/97	300
Fayetteville	NC	224,326	257,733	None	205	224,326	257,938	482,264	113,876		12/03/97	300
Greensboro	NC	286,068	244,606	None	None	286,068	244,606	530,674	64,812		05/14/02	300
Matthews	NC	295,580	338,472	10,000	15,993	295,580	364,465	660,045	159,388	08/28/98	02/27/98	300
Pineville	NC	254,460	355,630	None	356	254,460	355,986	610,446	160,797	08/28/97	04/16/97	300
Raleigh	NC	89,145	413,301	None	94	89,145	413,395	502,540	389,618		10/28/85	300
Raleigh	NC	398,694	263,621	None	None	398,694	263,621	662,315	118,155		10/01/97	300
Salisbury	NC	235,614	150,592	None	None	235,614	150,592	386,206	39,905		05/14/02	300
Fargo	ND	53,973	100,262	None	None	53,973	100,262	154,235	5,180		09/04/07	300
Lincoln	NE	337,138	316,958	None	None	337,138	316,958	654,096	83,991		05/14/02	300
Scottsbluff	NE	33,307	63,355	None	None	33,307	63,355	96,662	3,273		09/04/07	300
Cherry Hill	NJ	463,808	862,240	None	None	463,808	862,240	1,326,048	44,549		09/04/07	300
Edison	NJ	448,936	238,773	None	None	448,936	238,773	687,709	63,271		05/14/02	300
Glassboro	NJ	182,013	312,480	None	None	182,013	312,480	494,493	81,766		06/27/02	300
Hamilton Square	NJ	422,477	291,555	None	None	422,477	291,555	714,032	77,258		05/14/02	300
Hamilton Township	NJ	265,238	298,167	None	None	265,238	298,167	563,405	79,011		05/14/02	300
Pleasantville	NJ	77,105	144,693	None	None	77,105	144,693	221,798	7,476		09/04/07	300
Randolph	NJ	452,629	390,163	None	None	452,629	390,163	842,792	103,391		05/14/02	300
Westfield	NJ	705,337	288,720	None	None	705,337	288,720	994,057	76,506		05/14/02	300
Woodbury	NJ	212,788	320,283	None	None	212,788	320,283	533,071	84,871		05/14/02	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Las Vegas	NV	326,879	359,101	None	None	326,879	359,101	685,980	95,160		05/14/02	300
Las Vegas	NV	316,441	369,768	None	None	316,441	369,768	686,209	97,987		05/14/02	300
Las Vegas	NV	252,169	562,715	None	None	252,169	562,715	814,884	149,117		05/14/02	300
Sparks	NV	326,813	306,311	None	None	326,813	306,311	633,124	81,170		05/14/02	300
Albion	NY	170,589	317,424	None	None	170,589	317,424	488,013	124,316		03/31/99	300
Bethpage	NY	334,120	621,391	None	None	334,120	621,391	955,511	32,105		09/04/07	300
Commack	NY	400,427	744,533	None	None	400,427	744,533	1,144,960	38,467		09/04/07	300
Dansville	NY	181,664	337,991	None	None	181,664	337,991	519,655	132,372		03/31/99	300
East Amherst	NY	260,708	484,788	None	None	260,708	484,788	745,496	189,867		03/31/99	300
East Syracuse	NY	250,609	466,264	None	None	250,609	466,264	716,873	182,609		03/31/99	300
Freeport	NY	134,828	251,894	None	None	134,828	251,894	386,722	13,014		09/04/07	300
Johnson City	NY	242,863	451,877	None	None	242,863	451,877	694,740	176,974		03/31/99	300
Queens Village	NY	242,775	451,749	None	None	242,775	451,749	694,524	23,340		09/04/07	300
Riverhead	NY	143,929	268,795	None	None	143,929	268,795	412,724	13,888		09/04/07	300
Wellsville	NY	161,331	300,231	None	None	161,331	300,231	461,562	117,582		03/31/99	300
West Amherst	NY	268,692	499,619	None	None	268,692	499,619	768,311	195,676		03/31/99	300
Akron	OH	139,126	460,334	None	None	139,126	460,334	599,460	207,879		09/18/97	300
Beaver Creek	OH	349,091	251,127	None	None	349,091	251,127	600,218	43,110		09/17/04	300
Beavercreek	OH	205,000	492,538	None	None	205,000	492,538	697,538	232,313	02/13/97	09/09/96	300
Canal Winchester	OH	443,751	825,491	None	None	443,751	825,491	1,269,242	197,787	12/19/02	08/21/02	300
Centerville	OH	305,000	420,448	None	None	305,000	420,448	725,448	209,524	07/24/96	06/28/96	300
Cincinnati	OH	293,005	201,340	None	None	293,005	201,340	494,345	90,868		09/17/97	300
Cincinnati	OH	211,185	392,210	None	None	211,185	392,210	603,395	80,403		11/03/03	300
Cincinnati	OH	305,556	244,662	None	None	305,556	244,662	550,218	42,000		09/17/04	300
Cincinnati	OH	589,286	160,932	None	None	589,286	160,932	750,218	27,626		09/17/04	300
Cincinnati	OH	159,375	265,842	None	None	159,375	265,842	425,217	45,636		09/17/04	300
Cincinnati	OH	350,000	300,217	None	None	350,000	300,217	650,217	48,535		12/20/04	300
Cleveland	OH	215,111	216,517	None	None	215,111	216,517	431,628	56,655		06/27/02	300
Columbus	OH	71,098	329,627	None	195	71,098	329,822	400,920	311,018		10/02/85	300
Columbus	OH	75,761	351,247	None	168	75,761	351,415	427,176	331,216		10/24/85	300
Columbus	OH	245,036	470,468	None	122	245,036	470,590	715,626	245,431		12/22/95	300
Columbus	OH	432,110	386,553	None	None	432,110	386,553	818,663	86,974		05/27/03	300
Columbus	OH	466,696	548,133	None	None	466,696	548,133	1,014,829	123,329		05/27/03	300
Columbus	OH	337,679	272,484	None	None	337,679	272,484	610,163	46,776		09/17/04	300
Columbus	OH	190,000	260,162	None	None	190,000	260,162	450,162	44,661		09/17/04	300
Columbus	OH	371,429	278,734	None	None	371,429	278,734	650,163	47,849		09/17/04	300
Columbus	OH	214,737	85,425	None	96	214,737	85,521	300,258	14,668		09/17/04	300
Cuyahoga Falls	OH	253,750	271,400	None	None	253,750	271,400	525,150	46,590		09/17/04	300
Dayton	OH	70,000	324,538	None	393	70,000	324,931	394,931	306,103		10/31/85	300
Dublin	OH	437,887	428,046	None	None	437,887	428,046	865,933	96,309		05/27/03	300
Eastlake	OH	321,347	459,774	None	None	321,347	459,774	781,121	239,849		12/22/95	300
Fairfield	OH	323,408	235,024	None	None	323,408	235,024	558,432	106,094		09/17/97	300
Fairlawn	OH	280,000	270,150	None	None	280,000	270,150	550,150	46,375		09/17/04	300
Findlay	OH	283,515	397,004	None	None	283,515	397,004	680,519	175,347		12/24/97	300
Hamilton	OH	252,608	413,279	None	None	252,608	413,279	665,887	190,794	03/31/97	10/04/96	300
Huber Heights	OH	282,000	449,381	None	None	282,000	449,381	731,381	214,953	12/03/96	07/18/96	300
Lima	OH	241,132	114,085	None	None	241,132	114,085	355,217	19,584		09/17/04	300
Marion	OH	100,000	275,162	None	None	100,000	275,162	375,162	44,485		12/20/04	300
Mason	OH	310,990	405,373	None	None	310,990	405,373	716,363	91,208		05/27/03	300
Middleburg Hghts	OH	317,308	307,842	None	None	317,308	307,842	625,150	52,846		09/17/04	300
Milford	OH	353,324	269,997	None	None	353,324	269,997	623,321	121,907		09/18/97	300
Mt. Vernon	OH	216,115	375,357	None	None	216,115	375,357	591,472	165,783		12/30/97	300
Northwood	OH	65,978	263,912	None	1,179	65,978	265,091	331,069	264,725		09/12/86	180

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Norwalk	OH	200,205	366,000	None	None	200,205	366,000	566,205	161,649		12/19/97	300
Parma	OH	268,966	381,184	None	None	268,966	381,184	650,150	65,436		09/17/04	300
Reynoldsburg	OH	267,750	497,371	None	None	267,750	497,371	765,121	85,382		09/15/04	300
Reynoldsburg	OH	374,000	176,162	None	None	374,000	176,162	550,162	30,241		09/17/04	300
S. Euclid	OH	337,593	451,944	None	None	337,593	451,944	789,537	101,687		05/27/03	300
Sandusky	OH	264,708	404,011	None	230	264,708	404,241	668,949	178,484		12/19/97	300
Solon	OH	794,305	222,797	None	None	794,305	222,797	1,017,102	50,129		05/27/03	300
Springboro	OH	191,911	522,902	None	None	191,911	522,902	714,813	246,476		03/07/97	300
Springfield	OH	320,000	280,217	None	None	320,000	280,217	600,217	48,104		09/17/04	300
Springfield	OH	189,091	136,127	None	None	189,091	136,127	325,218	23,368		09/17/04	300
Stow	OH	310,000	415,150	None	None	310,000	415,150	725,150	71,267		09/17/04	300
Toledo	OH	91,655	366,621	None	1,179	91,655	367,800	459,455	367,435		09/12/86	180
Toledo	OH	73,408	293,632	None	1,179	73,408	294,811	368,219	294,445		09/12/86	180
Toledo	OH	120,000	230,217	None	None	120,000	230,217	350,217	39,520		09/17/04	300
Toledo	OH	250,000	175,217	None	25	250,000	175,242	425,242	30,079		09/17/04	300
Toledo	OH	320,000	280,217	None	None	320,000	280,217	600,217	48,104		09/17/04	300
Toledo	OH	250,000	530,217	None	None	250,000	530,217	780,217	91,020		09/17/04	300
West Chester	OH	446,449	768,644	None	None	446,449	768,644	1,215,093	166,925	06/27/03	03/11/03	300
Zanesville	OH	125,000	300,162	None	None	125,000	300,162	425,162	51,527		09/17/04	300
Midwest City	OK	106,312	333,551	None	None	106,312	333,551	439,863	138,505	08/06/98	08/08/97	300
Oklahoma City	OK	143,655	295,422	None	None	143,655	295,422	439,077	126,554	03/06/98	07/29/97	300
Tulsa	OK	133,648	249,702	None	None	133,648	249,702	383,350	12,901		09/04/07	300
Portland	OR	251,499	345,952	None	None	251,499	345,952	597,451	86,487		09/26/02	300
Salem	OR	337,711	253,855	None	None	337,711	253,855	591,566	67,270		05/14/02	300
Bethel Park	PA	299,595	331,264	None	None	299,595	331,264	630,859	146,316		12/19/97	300
Bethlehem	PA	275,328	389,067	None	457	275,328	389,524	664,852	171,994		12/19/97	300
Bethlehem	PA	229,162	310,526	None	None	229,162	310,526	539,688	137,145		12/24/97	300
Bridgeville	PA	275,000	375,150	None	None	275,000	375,150	650,150	64,400		09/17/04	300
Coraopolis	PA	225,000	375,150	None	None	225,000	375,150	600,150	64,400		09/17/04	300
Harrisburg	PA	131,529	220,317	-2,515	None	131,529	217,802	349,331	58,380		05/14/02	300
Monroeville	PA	275,000	250,150	None	None	275,000	250,150	525,150	42,942		09/17/04	300
Philadelphia	PA	858,500	877,744	None	None	858,500	877,744	1,736,244	536,828	05/19/95	12/05/94	300
Pittsburgh	PA	378,715	685,374	None	None	378,715	685,374	1,064,089	169,413	08/22/02	01/17/02	300
Pittsburgh	PA	219,938	408,466	None	None	219,938	408,466	628,404	83,736		11/03/03	300
Pittsburgh	PA	175,000	300,150	None	None	175,000	300,150	475,150	51,525		09/17/04	300
Pittsburgh	PA	243,750	406,400	None	None	243,750	406,400	650,150	69,765		09/17/04	300
Pittsburgh	PA	208,333	416,817	None	None	208,333	416,817	625,150	71,553		09/17/04	300
Pittsburgh	PA	121,429	303,721	None	None	121,429	303,721	425,150	52,138		09/17/04	300
Warminster	PA	323,847	216,999	-3,929	None	323,847	213,070	536,917	57,501		05/14/02	300
Wexford	PA	284,375	240,775	None	None	284,375	240,775	525,150	41,333		09/17/04	300
York	PA	249,436	347,424	None	232	249,436	347,656	597,092	153,458		12/30/97	300
Charleston	SC	217,250	294,079	None	151	217,250	294,230	511,480	133,908	07/14/97	03/13/97	300
Columbia	SC	267,622	298,594	None	7,250	267,622	305,844	573,466	133,197	03/31/98	11/05/97	300
Greenville	SC	221,946	315,163	None	8,684	221,946	323,847	545,793	148,149	09/05/97	03/31/97	300
Lexington	SC	241,534	342,182	None	544	241,534	342,726	584,260	133,436		09/24/98	300
North Charleston	SC	174,980	341,466	None	15,690	174,980	357,156	532,136	157,128	08/06/98	03/12/98	300
Sioux Falls	SD	48,833	91,572	None	None	48,833	91,572	140,405	4,731		09/04/07	300
Brentwood	TN	305,546	505,728	None	None	305,546	505,728	811,274	221,670	03/13/98	05/28/97	300
Hendersonville	TN	175,764	327,096	None	None	175,764	327,096	502,860	77,958		01/21/03	300
Hermitage	TN	560,443	1,011,799	None	None	560,443	1,011,799	1,572,242	259,491	10/15/01	05/09/01	300
Hermitage	TN	204,296	172,695	None	None	204,296	172,695	376,991	45,762		05/14/02	300
Madison	TN	175,769	327,068	None	None	175,769	327,068	502,837	77,951		01/21/03	300
Memphis	TN	108,094	217,079	None	None	108,094	217,079	325,173	57,523		05/14/02	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Memphis	TN	214,110	193,591	None	None	214,110	193,591	407,701	51,299		05/14/02	300
Memphis	TN	215,017	216,794	None	None	215,017	216,794	431,811	56,728		06/27/02	300
Murfreesboro	TN	150,411	215,528	None	None	150,411	215,528	365,939	57,113		05/14/02	300
Nashville	TN	342,960	227,440	None	None	342,960	227,440	570,400	102,677		09/17/97	300
Carrollton	TX	174,284	98,623	None	None	174,284	98,623	272,907	26,133		05/14/02	300
Carrolton	TX	177,041	199,088	None	None	177,041	199,088	376,129	52,756		05/14/02	300
Dallas	TX	234,604	325,951	None	None	234,604	325,951	560,555	161,346	08/09/96	02/19/96	300
Fort Worth	TX	83,530	111,960	None	None	83,530	111,960	195,490	29,668		05/14/02	300
Houston	TX	285,000	369,697	None	None	285,000	369,697	654,697	165,708	08/08/97	08/08/97	300
Humble	TX	257,169	325,652	None	None	257,169	325,652	582,821	86,296		05/14/02	300
Lake Jackson	TX	197,170	256,376	None	None	197,170	256,376	453,546	67,938		05/14/02	300
Lewisville	TX	199,942	324,736	None	None	199,942	324,736	524,678	160,744	08/02/96	02/14/96	300
Lewisville	TX	130,238	207,683	None	None	130,238	207,683	337,921	54,344		06/27/02	300
San Antonio	TX	198,828	437,422	None	342	198,828	437,764	636,592	232,616		09/15/95	300
Richmond	VA	403,549	876,981	None	None	403,549	876,981	1,280,530	172,874	07/08/04	10/17/02	300
Roanoke	VA	349,628	322,545	None	203	349,628	322,748	672,376	142,575		12/19/97	300
Warrenton	VA	186,723	241,173	None	None	186,723	241,173	427,896	63,907		05/14/02	300
Bremerton	WA	261,172	373,080	None	None	261,172	373,080	634,252	180,551	03/19/97	07/24/96	300
Tacoma	WA	109,127	202,691	None	None	109,127	202,691	311,818	10,472		09/04/07	300
Milwaukee	WI	173,005	499,244	None	172	173,005	499,416	672,421	260,447		12/22/95	300
Milwaukee	WI	152,509	475,480	None	None	152,509	475,480	627,989	233,777		09/27/96	300
New Berlin	WI	188,491	466,268	None	172	188,491	466,440	654,931	243,244		12/22/95	300
Racine	WI	184,002	114,167	None	None	184,002	114,167	298,169	30,253		05/14/02	300

Automotive Tire Services
Athens	AL	760,031	1,413,494	None	None	760,031	1,413,494	2,173,525	120,143		11/22/06	300
Auburn	AL	660,210	1,228,112	None	None	660,210	1,228,112	1,888,322	104,386		11/22/06	300
Birmingham	AL	635,111	1,180,909	None	None	635,111	1,180,909	1,816,020	100,373		11/22/06	300
Daphne	AL	876,139	1,629,123	None	None	876,139	1,629,123	2,505,262	138,471		11/22/06	300
Decatur	AL	635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	100,423		11/22/06	300
Dothan	AL	455,651	565,120	None	None	455,651	565,120	1,020,771	3,387	10/17/08	06/10/08	300
Foley	AL	870,031	1,617,357	None	None	870,031	1,617,357	2,487,388	137,471		11/22/06	300
Gardendale	AL	610,055	1,134,554	None	None	610,055	1,134,554	1,744,609	95,761		11/22/06	300
Hoover	AL	504,396	938,299	None	None	504,396	938,299	1,442,695	79,751		11/22/06	300
Hoover	AL	620,270	1,153,493	None	None	620,270	1,153,493	1,773,763	98,043		11/22/06	300
Huntsville	AL	499,843	929,863	None	None	499,843	929,863	1,429,706	79,034		11/22/06	300
Huntsville	AL	635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	100,423		11/22/06	300
Madison	AL	635,111	1,181,532	None	None	635,111	1,181,532	1,816,643	100,426		11/22/06	300
Mobile	AL	635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	100,423		11/22/06	300
Mobile	AL	525,750	977,810	None	None	525,750	977,810	1,503,560	83,110		11/22/06	300
Montgomery	AL	544,181	654,046	None	None	544,181	654,046	1,198,227	14,814		01/24/08	300
Orange Beach	AL	630,244	1,172,036	None	None	630,244	1,172,036	1,802,280	99,619		11/22/06	300
Pelham	AL	635,111	1,180,909	None	None	635,111	1,180,909	1,816,020	100,373		11/22/06	300
Phenix City	AL	630,244	1,172,024	None	None	630,244	1,172,024	1,802,268	99,618		11/22/06	300
Tucson	AZ	178,297	396,004	None	338	178,297	396,342	574,639	296,230		01/19/90	300
Arvada	CO	301,489	931,092	None	None	301,489	931,092	1,232,581	302,642	09/22/00	11/18/99	300
Aurora	CO	221,691	492,382	None	None	221,691	492,382	714,073	367,919		01/29/90	300
Aurora	CO	353,283	1,135,051	None	None	353,283	1,135,051	1,488,334	353,794	01/03/01	03/10/00	300
Colorado Springs	CO	280,193	622,317	None	None	280,193	622,317	902,510	465,009		01/23/90	300
Colorado Springs	CO	192,988	433,542	None	None	192,988	433,542	626,530	278,095		05/20/93	300
Denver	CO	688,292	1,331,224	None	None	688,292	1,331,224	2,019,516	319,269	01/10/03	05/30/02	300
Westminster	CO	526,620	1,099,523	None	None	526,620	1,099,523	1,626,143	342,719	01/12/01	01/18/00	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Destin	FL	1,034,411	1,922,591	None	None	1,034,411	1,922,591	2,957,002	163,416		11/22/06	300
Ft. Walton Bch	FL	635,111	1,181,032	None	None	635,111	1,181,032	1,816,143	100,384		11/22/06	300
Ft. Walton Bch	FL	635,111	1,181,032	None	None	635,111	1,181,032	1,816,143	100,384		11/22/06	300
Lakeland	FL	500,000	645,402	None	None	500,000	645,402	1,145,402	265,879	06/04/98	12/31/97	300
Milton	FL	635,111	1,181,145	None	None	635,111	1,181,145	1,816,256	100,393		11/22/06	300
Niceville	FL	920,803	1,711,621	None	None	920,803	1,711,621	2,632,424	145,484		11/22/06	300
Orlando	FL	635,111	1,181,076	None	None	635,111	1,181,076	1,816,187	100,387		11/22/06	300
Orlando	FL	630,244	1,172,023	None	None	630,244	1,172,023	1,802,267	99,618		11/22/06	300
Oviedo	FL	971,996	1,806,780	None	None	971,996	1,806,780	2,778,776	153,572		11/22/06	300
Pace	FL	630,244	1,171,993	None	None	630,244	1,171,993	1,802,237	99,615		11/22/06	300
Panama City Bch	FL	635,111	1,181,076	None	None	635,111	1,181,076	1,816,187	100,387		11/22/06	300
Pensacola	FL	308,067	573,708	None	None	308,067	573,708	881,775	48,761		11/22/06	300
Pensacola	FL	635,111	1,181,063	None	None	635,111	1,181,063	1,816,174	100,386		11/22/06	300
Pensacola	FL	588,305	1,094,130	None	None	588,305	1,094,130	1,682,435	92,997		11/22/06	300
Sanford	FL	630,244	1,172,023	None	None	630,244	1,172,023	1,802,267	99,618		11/22/06	300
St. Cloud	FL	525,207	976,968	None	None	525,207	976,968	1,502,175	83,038		11/22/06	300
Tallahassee	FL	419,902	781,405	None	None	419,902	781,405	1,201,307	66,415		11/22/06	300
Tallahassee	FL	611,916	1,137,986	None	None	611,916	1,137,986	1,749,902	96,725		11/22/06	300
Tampa	FL	427,395	472,030	None	None	427,395	472,030	899,425	194,479	06/10/98	12/05/97	300
Union Park	FL	1,004,103	1,866,287	None	None	1,004,103	1,866,287	2,870,390	158,630		11/22/06	300
Alpharetta	GA	630,244	1,171,870	None	None	630,244	1,171,870	1,802,114	99,605		11/22/06	300
Columbus	GA	630,244	1,171,988	None	None	630,244	1,171,988	1,802,232	99,615		11/22/06	300
Conyers	GA	531,935	1,180,296	None	None	531,935	1,180,296	1,712,231	316,398	03/28/02	11/13/01	300
Conyers	GA	635,111	1,181,027	None	None	635,111	1,181,027	1,816,138	100,383		11/22/06	300
Duluth	GA	638,509	1,186,594	None	None	638,509	1,186,594	1,825,103	243,248		11/29/03	300
Hiram	GA	635,111	1,181,017	None	None	635,111	1,181,017	1,816,128	100,382		11/22/06	300
Kennesaw	GA	519,903	967,180	None	None	519,903	967,180	1,487,083	82,206		11/22/06	300
Lawrenceville	GA	635,111	1,181,137	None	None	635,111	1,181,137	1,816,248	100,393		11/22/06	300
Marietta	GA	500,293	930,657	None	None	500,293	930,657	1,430,950	79,102		11/22/06	300
Mcdonough	GA	635,111	1,181,032	None	None	635,111	1,181,032	1,816,143	100,384		11/22/06	300
Norcross	GA	503,773	937,121	None	None	503,773	937,121	1,440,894	79,651		11/22/06	300
Peachtree City	GA	625,316	1,162,827	None	None	625,316	1,162,827	1,788,143	98,836		11/22/06	300
Roswell	GA	515,617	959,138	None	None	515,617	959,138	1,474,755	81,523		11/22/06	300
Sandy Springs	GA	586,211	1,090,241	None	None	586,211	1,090,241	1,676,452	92,666		11/22/06	300
Stockbridge	GA	632,128	1,175,478	None	None	632,128	1,175,478	1,807,606	99,912		11/22/06	300
Aurora	IL	513,204	953,885	None	None	513,204	953,885	1,467,089	195,542		11/29/03	300
Joliet	IL	452,267	840,716	None	None	452,267	840,716	1,292,983	172,343		11/29/03	300
Niles	IL	366,969	682,306	None	None	366,969	682,306	1,049,275	139,869		11/29/03	300
Orland Park	IL	663,087	1,232,240	None	None	663,087	1,232,240	1,895,327	252,605		11/29/03	300
Vernon Hills	IL	524,948	975,668	None	None	524,948	975,668	1,500,616	200,008		11/29/03	300
Village of Lombar	IL	428,170	795,965	None	2,000	428,170	797,965	1,226,135	163,567		11/29/03	300
West Dundee	IL	530,835	986,628	None	None	530,835	986,628	1,517,463	202,255		11/29/03	300
Overland Park	KS	1,101,841	2,047,067	None	None	1,101,841	2,047,067	3,148,908	419,645		11/29/03	300
Allston	MA	576,505	1,071,520	None	None	576,505	1,071,520	1,648,025	219,656		11/29/03	300
Shrewsbury	MA	721,065	1,339,913	None	None	721,065	1,339,913	2,060,978	274,678		11/29/03	300
Waltham	MA	338,955	630,279	None	None	338,955	630,279	969,234	129,203		11/29/03	300
Weymouth	MA	752,234	1,397,799	None	None	752,234	1,397,799	2,150,033	286,545		11/29/03	300
Woburn	MA	676,968	1,258,018	None	None	676,968	1,258,018	1,934,986	257,890		11/29/03	300
Annapolis	MD	780,806	1,450,860	None	None	780,806	1,450,860	2,231,666	297,422		11/29/03	300
Bowie	MD	734,558	1,364,970	None	None	734,558	1,364,970	2,099,528	279,815		11/29/03	300
Capital Heights	MD	701,705	1,303,958	None	None	701,705	1,303,958	2,005,663	267,307		11/29/03	300
Germantown	MD	808,296	1,501,913	None	None	808,296	1,501,913	2,310,209	307,888		11/29/03	300
Waldorf	MD	427,033	793,854	None	None	427,033	793,854	1,220,887	162,736		11/29/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Eagan	MN	902,443	845,536	None	300	902,443	845,836	1,748,279	351,223	06/19/98	02/20/98	300
Ferguson	MO	386,112	717,856	None	None	386,112	717,856	1,103,968	147,156		11/29/03	300
Grandview	MO	347,150	711,024	None	None	347,150	711,024	1,058,174	292,738	08/20/98	02/20/98	300
Independence	MO	721,020	1,339,829	None	None	721,020	1,339,829	2,060,849	274,661		11/29/03	300
Charlotte	NC	181,662	338,164	None	None	181,662	338,164	519,826	69,320		11/29/03	300
Clemmons	NC	630,000	1,100,160	None	None	630,000	1,100,160	1,730,160	49,507		11/09/07	300
Jamestown	NC	650,000	857,823	None	None	650,000	857,823	1,507,823	38,602		11/09/07	300
Matthews	NC	489,063	909,052	None	None	489,063	909,052	1,398,115	186,352		11/29/03	300
Omaha	NE	253,128	810,922	None	None	253,128	810,922	1,064,050	301,441	07/22/99	03/04/99	300
Manchester	NH	722,532	1,342,636	None	None	722,532	1,342,636	2,065,168	275,236		11/29/03	300
Newington	NH	690,753	1,283,624	None	None	690,753	1,283,624	1,974,377	263,139		11/29/03	300
Salem	NH	597,833	1,111,059	None	None	597,833	1,111,059	1,708,892	227,763		11/29/03	300
Deptford	NJ	619,376	1,151,062	None	None	619,376	1,151,062	1,770,438	235,964		11/29/03	300
Maple Shade	NJ	508,285	944,750	None	None	508,285	944,750	1,453,035	193,670		11/29/03	300
Akron	OH	242,133	450,467	None	None	242,133	450,467	692,600	92,342		11/29/03	300
Cambridge	OH	103,368	192,760	None	7	103,368	192,767	296,135	39,517		11/29/03	300
Canton	OH	337,161	626,948	None	None	337,161	626,948	964,109	128,520		11/29/03	300
Cleveland	OH	582,107	1,081,848	None	None	582,107	1,081,848	1,663,955	221,775		11/29/03	300
Columbus	OH	385,878	717,422	None	None	385,878	717,422	1,103,300	147,067		11/29/03	300
Oklahoma City	OK	509,370	752,691	None	None	509,370	752,691	1,262,061	287,448	04/14/99	09/24/98	300
Oklahoma City	OK	404,815	771,625	None	None	404,815	771,625	1,176,440	294,659	04/09/99	10/16/98	300
Greensburg	PA	594,891	1,105,589	None	None	594,891	1,105,589	1,700,480	226,642		11/29/03	300
Lancaster	PA	431,050	801,313	None	None	431,050	801,313	1,232,363	164,265		11/29/03	300
Mechanicsburg	PA	455,854	847,377	None	None	455,854	847,377	1,303,231	173,708		11/29/03	300
Monroeville	PA	723,660	1,344,733	None	None	723,660	1,344,733	2,068,393	275,666		11/29/03	300
Philadelphia	PA	334,939	622,821	None	None	334,939	622,821	957,760	127,674		11/29/03	300
Pittsburgh	PA	384,756	715,339	None	None	384,756	715,339	1,100,095	146,640		11/29/03	300
York	PA	389,291	723,760	None	None	389,291	723,760	1,113,051	148,367		11/29/03	300
Columbia	SC	343,785	295,001	183,130	25,941	343,785	504,072	847,857	244,426	05/27/97	02/07/97	300
Sioux Falls	SD	332,979	498,108	None	None	332,979	498,108	831,087	206,729	06/01/99	02/27/98	300
Goodlettsville	TN	601,306	1,117,504	None	None	601,306	1,117,504	1,718,810	229,084		11/29/03	300
Arlington	TX	599,558	1,114,256	None	None	599,558	1,114,256	1,713,814	228,418		11/29/03	300
Austin	TX	185,454	411,899	None	None	185,454	411,899	597,353	306,442		02/06/90	300
Austin	TX	710,485	1,320,293	None	None	710,485	1,320,293	2,030,778	270,655		11/29/03	300
Austin	TX	590,828	1,098,073	None	None	590,828	1,098,073	1,688,901	225,100		11/29/03	300
Austin	TX	569,909	1,059,195	None	None	569,909	1,059,195	1,629,104	217,131		11/29/03	300
Austin	TX	532,497	989,715	None	None	532,497	989,715	1,522,212	202,887		11/29/03	300
Carrollton	TX	568,401	1,056,394	None	None	568,401	1,056,394	1,624,795	216,557		11/29/03	300
Conroe	TX	396,068	736,346	None	None	396,068	736,346	1,132,414	150,947		11/29/03	300
Dallas	TX	191,267	424,811	None	15,282	191,267	440,093	631,360	329,093		01/26/90	300
Fort Worth	TX	543,950	1,010,984	None	None	543,950	1,010,984	1,554,934	207,248		11/29/03	300
Garland	TX	242,887	539,461	None	None	242,887	539,461	782,348	403,097		01/19/90	300
Harlingen	TX	134,599	298,948	None	None	134,599	298,948	433,547	223,381		01/17/90	300
Houston	TX	151,018	335,417	None	141	151,018	335,558	486,576	250,765		01/25/90	300
Houston	TX	392,113	729,002	None	None	392,113	729,002	1,121,115	149,441		11/29/03	300
Houston	TX	1,030,379	1,914,353	None	None	1,030,379	1,914,353	2,944,732	392,438		11/29/03	300
Houston	TX	619,101	1,150,551	None	None	619,101	1,150,551	1,769,652	235,859		11/29/03	300
Houston	TX	642,495	1,193,997	None	None	642,495	1,193,997	1,836,492	244,765		11/29/03	300
Houston	TX	872,866	1,621,829	None	None	872,866	1,621,829	2,494,695	332,471		11/29/03	300
Humble	TX	612,414	1,138,132	None	None	612,414	1,138,132	1,750,546	233,313		11/29/03	300
Leon Valley	TX	178,221	395,834	None	None	178,221	395,834	574,055	295,776		01/17/90	300
Leon Valley	TX	529,967	985,046	None	None	529,967	985,046	1,515,013	201,930		11/29/03	300
Mesquite	TX	591,538	1,099,363	None	None	591,538	1,099,363	1,690,901	225,365		11/29/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

N. Richland Hills	TX	509,861	947,707	None	None	509,861	947,707	1,457,568	194,275		11/29/03	300
Pasadena	TX	107,391	238,519	None	141	107,391	238,660	346,051	178,360		01/24/90	300
Plano	TX	187,564	417,157	700	None	187,564	417,857	605,421	311,535		01/18/90	300
Plano	TX	494,407	918,976	None	None	494,407	918,976	1,413,383	188,386		11/29/03	300
Richardson	TX	555,188	1,031,855	None	None	555,188	1,031,855	1,587,043	211,526		11/29/03	300
San Antonio	TX	245,164	544,518	None	None	245,164	544,518	789,682	405,107		02/14/90	300
San Antonio	TX	688,249	1,278,967	None	None	688,249	1,278,967	1,967,216	262,184		11/29/03	300
Stafford	TX	706,786	1,313,395	None	None	706,786	1,313,395	2,020,181	269,242		11/29/03	300
Waco	TX	401,999	747,362	None	None	401,999	747,362	1,149,361	153,205		11/29/03	300
Webster	TX	600,261	1,115,563	None	None	600,261	1,115,563	1,715,824	228,686		11/29/03	300
Bountiful	UT	183,750	408,115	None	143	183,750	408,258	592,008	305,096		01/30/90	300
Alexandria	VA	542,791	1,008,832	None	None	542,791	1,008,832	1,551,623	206,807		11/29/03	300
Alexandria	VA	592,698	1,101,517	None	None	592,698	1,101,517	1,694,215	225,807		11/29/03	300
Chesapeake	VA	770,000	1,112,334	None	None	770,000	1,112,334	1,882,334	50,055		11/09/07	300
Lynchburg	VA	342,751	637,329	None	None	342,751	637,329	980,080	130,648		11/29/03	300
Virginia Beach	VA	780,000	1,026,384	None	None	780,000	1,026,384	1,806,384	46,187		11/09/07	300
Woodbridge	VA	774,854	1,439,806	None	None	774,854	1,439,806	2,214,660	295,156		11/29/03	300
Tacoma	WA	187,111	415,579	None	108	187,111	415,687	602,798	310,637		01/25/90	300
Brown Deer	WI	257,408	802,141	None	None	257,408	802,141	1,059,549	322,256	12/15/98	07/16/98	300
Delafield	WI	324,574	772,702	None	None	324,574	772,702	1,097,276	286,533	07/29/99	02/26/99	300
Madison	WI	452,630	811,977	None	None	452,630	811,977	1,264,607	331,613	10/20/98	04/07/98	300
Oak Creek	WI	420,465	852,408	None	None	420,465	852,408	1,272,873	348,126	08/07/98	03/20/98	300

Book Stores
Tampa	FL	998,250	3,696,707	None	None	998,250	3,696,707	4,694,957	1,743,546		03/11/97	300
Matthews	NC	768,222	843,401	21,654	501	768,222	865,556	1,633,778	346,582		12/31/98	300

Business Services
Midland	TX	45,500	101,058	None	299	45,500	101,357	146,857	84,690		10/27/87	300

Child Care
Birmingham	AL	63,800	295,791	None	96	63,800	295,887	359,687	289,342		10/31/84	300
Mobile	AL	78,400	237,671	25,000	411	78,400	263,082	341,482	245,402		10/15/82	180
Avondale	AZ	242,723	1,129,139	None	None	242,723	1,129,139	1,371,862	431,041	04/20/99	07/28/98	300
Chandler	AZ	291,720	647,923	None	212	291,720	648,135	939,855	538,054		12/11/87	300
Chandler	AZ	271,695	603,446	None	236	271,695	603,682	875,377	501,166		12/14/87	300
Mesa	AZ	308,951	1,025,612	None	None	308,951	1,025,612	1,334,563	381,223	07/26/99	01/13/99	300
Phoenix	AZ	318,500	707,397	None	239	318,500	707,636	1,026,136	565,987		09/29/88	300
Phoenix	AZ	264,504	587,471	None	88	264,504	587,559	852,063	429,532		06/29/90	300
Phoeniz	AZ	115,000	285,172	33,426	22,571	115,000	341,169	456,169	294,009		02/08/84	180
Phoeniz	AZ	260,719	516,181	None	305	260,719	516,486	777,205	367,536		12/26/90	300
Scottsdale	AZ	291,993	648,529	None	110	291,993	648,639	940,632	538,469		12/14/87	300
Tempe	AZ	292,200	648,989	None	110	292,200	649,099	941,299	532,250		03/10/88	300
Tucson	AZ	304,500	676,303	None	242	304,500	676,545	981,045	541,184		09/28/88	300
Tucson	AZ	283,500	546,878	None	245	283,500	547,123	830,623	437,619		09/29/88	300
Calabasas	CA	156,430	725,248	100,838	59,030	156,430	885,116	1,041,546	698,855		09/26/85	300
Carmichael	CA	131,035	607,507	5,528	25,249	131,035	638,284	769,319	556,033		08/22/86	300
Chino	CA	155,000	634,071	None	83	155,000	634,154	789,154	634,153		10/06/83	180
Chula Vista	CA	350,563	778,614	None	None	350,563	778,614	1,129,177	651,761		10/30/87	300
Corona	CA	144,856	671,584	None	91	144,856	671,675	816,531	653,298		12/19/84	300
El Cajon	CA	157,804	731,621	None	122	157,804	731,743	889,547	685,317		12/19/85	300
Escondido	CA	276,286	613,638	4,030	44,389	276,286	662,057	938,343	513,686		12/31/87	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Folsom	CA	281,563	625,363	None	199	281,563	625,562	907,125	524,023		10/23/87	300
Mission Viejo	CA	353,891	744,367	12,500	20,183	353,891	777,050	1,130,941	515,734		06/24/93	300
Moreno Valley	CA	304,489	676,214	None	78	304,489	676,292	980,781	584,704		02/11/87	300
Oceanside	CA	145,568	674,889	11,000	22,105	145,568	707,994	853,562	651,002		12/23/85	300
Palmdale	CA	249,490	554,125	9,864	None	249,490	563,989	813,479	449,010		09/14/88	300
Rancho Cordova	CA	276,328	613,733	24,967	None	276,328	638,700	915,028	488,315		03/22/89	300
Rancho Cucamonga	CA	471,733	1,047,739	None	80	471,733	1,047,819	1,519,552	869,914		12/30/87	300
Roseville	CA	297,343	660,411	27,496	199	297,343	688,106	985,449	564,210		10/21/87	300
Sacramento	CA	290,734	645,732	None	127	290,734	645,859	936,593	540,576		10/05/87	300
Santee	CA	248,418	551,748	None	15	248,418	551,763	800,181	467,539		07/23/87	300
Simi Valley	CA	208,585	967,055	22,800	75,675	208,585	1,065,530	1,274,115	944,085		12/20/85	300
Valencia	CA	301,295	669,185	25,000	80	301,295	694,265	995,560	550,531		06/23/88	300
Walnut	CA	217,365	1,007,753	1,200	51,312	217,365	1,060,265	1,277,630	924,213		08/22/86	300
Aurora	CO	141,811	657,497	None	202	141,811	657,699	799,510	610,050		03/25/86	300
Aurora	CO	287,000	637,440	None	155	287,000	637,595	924,595	529,398		12/31/87	300
Broomfield	CO	107,000	403,080	16,438	8,045	107,000	427,563	534,563	414,863		01/12/83	180
Broomfield	CO	155,306	344,941	25,000	209	155,306	370,150	525,456	292,970		03/15/88	300
Colorado Springs	CO	58,400	271,217	25,000	288	58,400	296,505	354,905	279,688		12/22/82	180
Colorado Springs	CO	115,542	535,700	None	146	115,542	535,846	651,388	482,715		12/04/86	300
Englewood	CO	131,216	608,372	None	146	131,216	608,518	739,734	548,188		12/05/86	300
Fort Collins	CO	55,200	256,356	None	3,600	55,200	259,956	315,156	259,956		12/22/82	180
Fort Collins	CO	117,105	542,950	None	310	117,105	543,260	660,365	503,803		03/25/86	300
Fort Collins	CO	137,734	638,593	None	22,196	137,734	660,789	798,523	600,592		03/25/86	300
Greeley	CO	58,400	270,755	25,000	382	58,400	296,137	354,537	274,719		11/21/84	300
Littleton	CO	161,617	358,956	None	438	161,617	359,394	521,011	298,402		12/10/87	300
Longmont	CO	115,592	535,931	None	146	115,592	536,077	651,669	497,265		03/25/86	300
Louisville	CO	58,089	269,313	None	566	58,089	269,879	327,968	266,466		06/22/84	300
Parker	CO	153,551	341,042	None	566	153,551	341,608	495,159	286,062		10/19/87	300
Westminster	CO	306,387	695,737	None	155	306,387	695,892	1,002,279	545,949		09/27/89	300
Bradenton	FL	160,060	355,501	25,000	134	160,060	380,635	540,695	302,012		05/05/88	300
Clearwater	FL	42,223	269,380	None	124	42,223	269,504	311,727	269,488		12/22/81	180
Jacksonville	FL	48,000	243,060	None	233	48,000	243,293	291,293	243,293		12/22/81	180
Jacksonville	FL	184,800	410,447	22,872	312	184,800	433,631	618,431	328,357		03/30/89	300
Margate	FL	66,686	309,183	None	184	66,686	309,367	376,053	278,421		12/16/86	300
Melbourne	FL	256,439	549,345	None	None	256,439	549,345	805,784	360,078		04/16/93	300
Niceville	FL	73,696	341,688	None	None	73,696	341,688	415,384	307,838		12/03/86	300
Orlando	FL	68,001	313,922	None	497	68,001	314,419	382,420	297,153		09/04/85	300
Orlando	FL	159,177	353,538	None	319	159,177	353,857	513,034	299,805		07/02/87	300
Orlando	FL	190,050	422,107	5,707	312	190,050	428,126	618,176	329,559		03/30/89	300
Oviedo	FL	166,409	369,598	None	319	166,409	369,917	536,326	308,354		11/20/87	300
Panama City	FL	69,500	244,314	14,500	2,113	69,500	260,927	330,427	254,039		06/15/82	180
Pensacola	FL	147,000	326,492	20,000	96	147,000	346,588	493,588	255,072		03/28/89	300
Royal Palm Beach	FL	194,193	431,309	25,000	134	194,193	456,443	650,636	347,971		11/15/88	300
Spring Hill	FL	146,939	326,356	None	326	146,939	326,682	473,621	272,227		11/24/87	300
St. Augustine	FL	44,800	213,040	23,090	323	44,800	236,453	281,253	213,667		12/22/81	180
Sunrise	FL	245,000	533,280	92,266	14,265	245,000	639,811	884,811	420,155		05/25/89	300
Tampa	FL	53,385	199,846	None	134	53,385	199,980	253,365	199,980		12/22/81	180
Duluth	GA	310,000	1,040,008	None	None	310,000	1,040,008	1,350,008	383,119	08/25/99	06/07/99	300
Ellenwood	GA	119,678	275,414	None	363	119,678	275,777	395,455	218,695		11/16/88	300
Lawrenceville	GA	141,449	314,161	3,766	13,877	141,449	331,804	473,253	268,546		07/07/88	300
Lithia Springs	GA	187,444	363,358	None	240	187,444	363,598	551,042	276,675		12/28/89	300
Lithonia	GA	239,715	524,459	24,410	26,108	239,715	574,977	814,692	387,957		08/20/91	300
Marietta	GA	148,620	330,090	25,000	383	148,620	355,473	504,093	274,199		09/16/88	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Marietta	GA	292,250	649,095	None	292	292,250	649,387	941,637	512,927		12/02/88	300
Marietta	GA	295,750	596,299	None	292	295,750	596,591	892,341	471,221		12/30/88	300
Marietta	GA	301,000	668,529	None	292	301,000	668,821	969,821	528,278		12/30/88	300
Smyrna	GA	274,750	610,229	None	215	274,750	610,444	885,194	484,177		11/15/88	300
Stockbridge	GA	168,700	374,688	24,894	208	168,700	399,790	568,490	301,355		03/28/89	300
Stone Mountain	GA	65,000	301,357	None	16,232	65,000	317,589	382,589	289,526		06/19/85	300
Cedar Rapids	IA	194,950	427,085	None	None	194,950	427,085	622,035	293,041		09/24/92	300
Iowa City	IA	186,900	408,910	None	None	186,900	408,910	595,810	282,115		09/24/92	300
Johnston	IA	186,996	347,278	701	4	186,996	347,983	534,979	238,349		08/19/91	300
Addison	IL	125,780	583,146	None	241	125,780	583,387	709,167	541,143		03/25/86	300
Algonquin	IL	241,500	509,629	None	20,382	241,500	530,011	771,511	381,751		07/10/90	300
Aurora	IL	165,679	398,738	25,000	406	165,679	424,144	589,823	318,541		12/21/88	300
Aurora	IL	468,000	1,259,926	None	None	468,000	1,259,926	1,727,926	455,764	10/26/99	06/14/99	300
Bartlett	IL	120,824	560,166	None	241	120,824	560,407	681,231	519,824		03/25/86	300
Carol Stream	IL	122,831	586,416	None	241	122,831	586,657	709,488	544,176		03/25/86	300
Crystal Lake	IL	400,000	1,259,424	None	None	400,000	1,259,424	1,659,424	459,771	09/28/99	05/14/99	300
Elk Grove Village	IL	126,860	588,175	None	241	126,860	588,416	715,276	545,808		03/26/86	300
Glendale Heights	IL	318,500	707,399	None	172	318,500	707,571	1,026,071	561,163		11/16/88	300
Hoffman Estates	IL	318,500	707,399	None	172	318,500	707,571	1,026,071	551,778		03/31/89	300
Lake in the Hills	IL	375,000	1,127,678	None	None	375,000	1,127,678	1,502,678	411,680	09/03/99	05/14/99	300
Lockport	IL	189,477	442,018	None	557	189,477	442,575	632,052	370,489		10/29/87	300
Naperville	IL	425,000	1,230,654	None	None	425,000	1,230,654	1,655,654	445,170	10/06/99	05/19/99	300
O'Fallon	IL	141,250	313,722	None	468	141,250	314,190	455,440	263,075		10/30/87	300
Oswego	IL	380,000	1,165,818	None	1,182	380,000	1,167,000	1,547,000	430,645	08/18/99	06/30/99	300
Palatine	IL	121,911	565,232	None	241	121,911	565,473	687,384	524,524		03/25/86	300
Roselle	IL	297,541	561,037	None	172	297,541	561,209	858,750	443,193		12/30/88	300
Schaumburg	IL	218,798	485,955	20,461	4,551	218,798	510,967	729,765	409,318		12/17/87	300
Vernon Hills	IL	132,523	614,430	None	241	132,523	614,671	747,194	570,165		03/25/86	300
Westmont	IL	124,742	578,330	None	413	124,742	578,743	703,485	536,683		03/25/86	300
Carmel	IN	217,565	430,742	None	567	217,565	431,309	648,874	306,864		12/27/90	300
Fishers	IN	212,118	419,958	None	731	212,118	420,689	632,807	299,257		12/27/90	300
Highland	IN	220,460	436,476	None	226	220,460	436,702	657,162	310,873		12/26/90	300
Indianapolis	IN	245,000	544,153	None	365	245,000	544,518	789,518	397,912		06/29/90	300
Noblesville	IN	60,000	278,175	None	289	60,000	278,464	338,464	267,665		04/30/85	300
Lenexa	KS	318,500	707,399	14,200	4,208	318,500	725,807	1,044,307	560,751		03/31/89	300
Olathe	KS	304,500	676,308	37,904	9,316	304,500	723,528	1,028,028	549,576		09/28/88	300
Overland Park	KS	357,500	1,115,171	None	None	357,500	1,115,171	1,472,671	414,509	07/23/99	05/14/99	300
Shawnee	KS	315,000	699,629	None	379	315,000	700,008	1,015,008	557,515		10/27/88	300
Shawnee	KS	288,246	935,875	None	None	288,246	935,875	1,224,121	369,711	12/29/98	08/24/98	300
Wichita	KS	108,569	401,829	None	167	108,569	401,996	510,565	352,017		12/16/86	300
Wichita	KS	209,890	415,549	25,699	16,136	209,890	457,384	667,274	304,072		12/26/90	300
Lexington	KY	210,427	420,883	None	None	210,427	420,883	631,310	297,969		08/20/91	300
Acton	MA	315,533	700,813	None	278	315,533	701,091	1,016,624	560,641		09/30/88	300
Marlborough	MA	352,765	776,488	None	619	352,765	777,107	1,129,872	616,343		11/04/88	300
Westborough	MA	359,412	773,877	None	565	359,412	774,442	1,133,854	614,232		11/01/88	300
Ellicott City	MD	219,368	630,839	26,550	None	219,368	657,389	876,757	505,780		12/19/88	300
Frederick	MD	203,352	1,017,109	None	None	203,352	1,017,109	1,220,461	425,491		07/06/98	300
Olney	MD	342,500	760,701	None	20,969	342,500	781,670	1,124,170	632,125		12/18/87	300
Waldorf	MD	130,430	604,702	None	731	130,430	605,433	735,863	593,264		09/26/84	300
Waldorf	MD	237,207	526,844	None	399	237,207	527,243	764,450	437,738		12/31/87	300
Canton	MI	55,000	378,848	None	None	55,000	378,848	433,848	378,848		10/06/82	180
Apple Valley	MN	113,523	526,319	None	498	113,523	526,817	640,340	488,672		03/26/86	300
Brooklyn Park	MN	118,111	547,587	None	498	118,111	548,085	666,196	508,402		03/26/86	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Eagan	MN	112,127	519,845	None	776	112,127	520,621	632,748	482,703		03/31/86	300
Eden Prairie	MN	124,286	576,243	None	498	124,286	576,741	701,027	534,987		03/27/86	300
Maple Grove	MN	313,250	660,149	None	466	313,250	660,615	973,865	482,671		07/11/90	300
Plymouth	MN	134,221	622,350	None	673	134,221	623,023	757,244	561,348		12/12/86	300
White Bear Lake	MN	242,165	537,856	None	466	242,165	538,322	780,487	389,924		08/30/90	300
Florissant	MO	181,300	402,672	23,000	230	181,300	425,902	607,202	314,702		03/29/89	300
Florissant	MO	318,500	707,399	None	230	318,500	707,629	1,026,129	551,999		03/30/89	300
Gladstone	MO	294,000	652,987	None	506	294,000	653,493	947,493	522,659		09/29/88	300
Lee's Summit	MO	239,627	532,220	None	348	239,627	532,568	772,195	404,397		09/27/89	300
Lee's Summit	MO	330,000	993,787	None	None	330,000	993,787	1,323,787	369,387	07/26/99	06/17/99	300
Lee's Summit	MO	313,740	939,367	None	None	313,740	939,367	1,253,107	346,047	09/08/99	06/30/99	300
Liberty	MO	65,400	303,211	25,000	169	65,400	328,380	393,780	300,285		06/18/85	300
North Kansas City	MO	307,784	910,401	None	None	307,784	910,401	1,218,185	365,157	09/28/99	08/21/98	300
Pearl	MS	121,801	270,524	18,837	12,287	121,801	301,648	423,449	230,209		11/15/88	300
Cary	NC	75,200	262,973	15,000	322	75,200	278,295	353,495	263,493		01/25/84	180
Charlotte	NC	27,551	247,000	None	367	27,551	247,367	274,918	247,280		12/23/81	180
Charlotte	NC	134,582	268,222	24,478	297	134,582	292,997	427,579	221,345		11/16/88	300
Concord	NC	32,441	190,859	None	290	32,441	191,149	223,590	191,062		12/23/81	180
Durham	NC	175,700	390,234	26,312	94	175,700	416,640	592,340	315,451		03/29/89	300
Durham	NC	220,728	429,380	None	101	220,728	429,481	650,209	327,183		12/29/89	300
Durham	NC	238,000	471,201	None	232	238,000	471,433	709,433	323,517		08/20/91	300
Kernersville	NC	162,216	316,300	None	316	162,216	316,616	478,832	241,245		12/14/89	300
Bellevue	NE	60,568	280,819	None	345	60,568	281,164	341,732	252,886		12/16/86	300
Omaha	NE	60,500	280,491	None	324	60,500	280,815	341,315	276,571		08/01/84	300
Omaha	NE	53,000	245,720	22,027	324	53,000	268,071	321,071	240,913		10/11/84	300
Omaha	NE	142,867	317,315	None	312	142,867	317,627	460,494	263,579		12/09/87	300
Londonderry	NH	335,467	745,082	None	332	335,467	745,414	1,080,881	568,978		08/18/89	300
Clementon	NJ	279,851	554,060	None	399	279,851	554,459	834,310	378,815		09/09/91	300
Las Vegas	NV	201,250	446,983	None	126	201,250	447,109	648,359	326,772		06/29/90	300
Sparks	NV	244,752	543,605	19,912	126	244,752	563,643	808,395	452,395		01/29/88	300
Beavercreek	OH	179,552	398,786	None	273	179,552	399,059	578,611	339,362		06/30/87	300
Centerville	OH	174,519	387,613	None	273	174,519	387,886	562,405	328,522		07/23/87	300
Dublin	OH	84,000	389,446	None	406	84,000	389,852	473,852	367,459		10/08/85	300
Englewood	OH	74,000	343,083	None	503	74,000	343,586	417,586	323,679		10/23/85	300
Forest Park	OH	170,778	379,305	None	151	170,778	379,456	550,234	319,146		09/28/87	300
Huber Heights	OH	245,000	544,153	None	344	245,000	544,497	789,497	392,745		09/27/90	300
Loveland	OH	206,136	457,829	None	192	206,136	458,021	664,157	394,350		03/20/87	300
Maineville	OH	173,105	384,468	None	151	173,105	384,619	557,724	331,163		03/06/87	300
Pickerington	OH	87,580	406,055	None	176	87,580	406,231	493,811	366,005		12/11/86	300
Westerville	OH	82,000	380,173	None	466	82,000	380,639	462,639	358,844		10/08/85	300
Westerville	OH	294,350	646,557	None	237	294,350	646,794	941,144	468,868		09/26/90	300
Broken Arrow	OK	78,705	220,434	None	1,700	78,705	222,134	300,839	222,134		01/27/83	180
Midwest City	OK	67,800	314,338	None	403	67,800	314,741	382,541	299,340		08/14/85	300
Oklahoma City	OK	50,800	214,474	None	3,186	50,800	217,660	268,460	217,495		06/15/82	180
Oklahoma City	OK	79,000	366,261	17,659	634	79,000	384,554	463,554	369,242		11/14/84	300
Yukon	OK	61,000	282,812	27,000	552	61,000	310,364	371,364	282,126		05/02/85	300
Beaverton	OR	135,148	626,647	None	218	135,148	626,865	762,013	564,199		12/17/86	300
Charleston	SC	125,593	278,947	None	513	125,593	279,460	405,053	227,117		05/26/88	300
Charleston	SC	140,700	312,498	25,000	332	140,700	337,830	478,530	253,789		03/28/89	300
Columbia	SC	58,160	269,643	None	1,435	58,160	271,078	329,238	264,362		11/14/84	300
Elgin	SC	160,831	313,600	None	285	160,831	313,885	474,716	239,123		12/14/89	300
Goose Creek	SC	61,635	192,905	None	515	61,635	193,420	255,055	193,231		12/22/81	180
Summerville	SC	44,400	174,500	None	63	44,400	174,563	218,963	174,560		12/22/81	180

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Sumter	SC	56,010	268,903	None	1,351	56,010	270,254	326,264	257,517		06/18/85	300
Memphis	TN	238,263	504,897	None	719	238,263	505,616	743,879	404,476		09/29/88	300
Memphis	TN	238,000	528,608	None	738	238,000	529,346	767,346	423,447		09/30/88	300
Memphis	TN	221,501	491,962	None	344	221,501	492,306	713,807	356,686		08/31/90	300
Nashville	TN	274,298	609,223	None	308	274,298	609,531	883,829	475,299		03/30/89	300
Arlington	TX	82,109	380,677	None	149	82,109	380,826	462,935	370,447		12/13/84	300
Arlington	TX	238,000	528,604	None	487	238,000	529,091	767,091	423,100		09/26/88	300
Arlington	TX	241,500	550,559	None	13,389	241,500	563,948	805,448	450,972		09/22/89	300
Arlington	TX	195,650	387,355	None	100	195,650	387,455	583,105	273,244		02/07/91	300
Austin	TX	103,600	230,532	8,750	15,557	103,600	254,839	358,439	250,574		10/29/82	180
Austin	TX	88,872	222,684	48,416	14,887	88,872	285,987	374,859	231,256		01/12/83	180
Austin	TX	134,383	623,103	None	901	134,383	624,004	758,387	561,491		12/23/86	300
Austin	TX	236,733	640,023	36,746	24,446	236,733	701,215	937,948	465,599		09/27/88	300
Austin	TX	191,636	425,629	15,530	252	191,636	441,411	633,047	344,257		12/22/88	300
Austin	TX	238,000	528,604	None	218	238,000	528,822	766,822	410,666		04/06/89	300
Austin	TX	217,878	483,913	29,469	99	217,878	513,481	731,359	385,140		06/22/89	300
Bedford	TX	241,500	550,559	None	73	241,500	550,632	792,132	443,044		09/22/89	300
Carrollton	TX	277,850	617,113	12,086	18,283	277,850	647,482	925,332	514,154		12/11/87	300
Cedar Park	TX	168,857	375,036	5,200	242	168,857	380,478	549,335	299,497		11/21/88	300
Colleyville	TX	250,000	1,070,360	None	None	250,000	1,070,360	1,320,360	394,294	08/17/99	05/14/99	300
Converse	TX	217,000	481,963	None	153	217,000	482,116	699,116	385,582		09/28/88	300
Coppell	TX	208,641	463,398	None	279	208,641	463,677	672,318	384,846		12/11/87	300
Corinth	TX	285,000	1,041,626	None	None	285,000	1,041,626	1,326,626	390,605	06/04/99	05/19/99	300
Denton	TX	192,777	428,121	None	237	192,777	428,358	621,135	370,533		01/07/87	300
Duncanville	TX	93,000	431,172	28,378	11,209	93,000	470,759	563,759	431,329		05/08/85	300
Euless	TX	234,111	519,962	None	217	234,111	520,179	754,290	444,230		05/08/87	300
Flower Mound	TX	202,773	442,845	8,877	9,358	202,773	461,080	663,853	384,011		04/20/87	300
Flower Mound	TX	281,735	1,099,726	None	None	281,735	1,099,726	1,381,461	419,701	04/23/99	01/13/99	300
Fort Worth	TX	85,518	396,495	24,625	211	85,518	421,331	506,849	365,896		12/03/86	300
Fort Worth	TX	238,000	528,608	None	95	238,000	528,703	766,703	422,871		09/26/88	300
Fort Worth	TX	216,160	427,962	None	95	216,160	428,057	644,217	301,886		02/07/91	300
Garland	TX	211,050	468,749	None	197	211,050	468,946	679,996	351,856		12/12/89	300
Grand Prairie	TX	167,164	371,276	30,086	19,492	167,164	420,854	588,018	302,649		12/13/88	300
Houston	TX	60,000	278,175	None	297	60,000	278,472	338,472	266,883		05/01/85	300
Houston	TX	139,125	308,997	19,128	36	139,125	328,161	467,286	267,097		05/22/87	300
Houston	TX	141,296	313,824	12,442	15,664	141,296	341,930	483,226	271,456		07/24/87	300
Houston	TX	219,100	486,631	None	256	219,100	486,887	705,987	389,345		09/30/88	300
Houston	TX	219,100	486,628	None	273	219,100	486,901	706,001	386,166		11/16/88	300
Houston	TX	149,109	323,314	None	14,118	149,109	337,432	486,541	262,908		06/26/89	300
Houston	TX	294,582	919,276	None	None	294,582	919,276	1,213,858	360,098	01/11/99	08/14/98	300
Humble	TX	278,915	1,034,868	None	None	278,915	1,034,868	1,313,783	384,656	07/19/99	05/14/99	300
Katy	TX	309,898	983,041	None	None	309,898	983,041	1,292,939	391,603	11/30/98	08/21/98	300
Mansfield	TX	181,375	402,839	26,878	8,800	181,375	438,517	619,892	303,084		12/20/89	300
Mesquite	TX	85,000	394,079	9,855	12,885	85,000	416,819	501,819	387,372		10/24/84	300
Mesquite	TX	139,466	326,525	None	257	139,466	326,782	466,248	231,506		10/08/92	300
Pasadena	TX	60,000	278,173	None	428	60,000	278,601	338,601	272,313		10/23/84	300
Plano	TX	261,912	581,658	30,831	18,311	261,912	630,800	892,712	509,889		01/06/87	300
Plano	TX	250,514	556,399	None	73	250,514	556,472	806,986	461,962		12/10/87	300
Plano	TX	259,000	575,246	None	240	259,000	575,486	834,486	460,341		09/27/88	300
Round Rock	TX	80,525	373,347	None	556	80,525	373,903	454,428	336,414		12/16/86	300
Round Rock	TX	186,380	413,957	30,800	214	186,380	444,971	631,351	333,253		04/19/89	300
San Antonio	TX	130,833	606,596	None	254	130,833	606,850	737,683	562,880		03/24/86	300
San Antonio	TX	102,512	475,288	None	443	102,512	475,731	578,243	428,449		12/03/86	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

San Antonio	TX	81,530	378,007	None	254	81,530	378,261	459,791	340,701		12/11/86	300
San Antonio	TX	139,125	308,997	30,885	13,246	139,125	353,128	492,253	265,308		05/22/87	300
San Antonio	TX	181,412	402,923	None	759	181,412	403,682	585,094	341,867		07/07/87	300
San Antonio	TX	234,500	520,831	None	644	234,500	521,475	755,975	432,873		12/29/87	300
San Antonio	TX	217,000	481,967	None	375	217,000	482,342	699,342	384,107		10/14/88	300
San Antonio	TX	182,868	406,155	18,940	110	182,868	425,205	608,073	331,510		12/06/88	300
San Antonio	TX	220,500	447,108	None	375	220,500	447,483	667,983	348,918		03/30/89	300
Southlake	TX	228,279	511,750	None	95	228,279	511,845	740,124	348,813		03/10/93	300
Sugar Land	TX	339,310	1,000,876	None	None	339,310	1,000,876	1,340,186	378,663	05/30/99	01/13/99	300
Layton	UT	136,574	269,008	None	347	136,574	269,355	405,929	204,255		02/01/90	300
Sandy	UT	168,089	373,330	None	347	168,089	373,677	541,766	277,932		02/01/90	300
Centreville	VA	371,000	824,003	None	94	371,000	824,097	1,195,097	626,547		09/29/89	300
Chesapeake	VA	190,050	422,107	24,568	94	190,050	446,769	636,819	339,143		03/28/89	300
Glen Allen	VA	74,643	346,060	None	94	74,643	346,154	420,797	341,976		06/20/84	300
Portsmouth	VA	171,575	381,073	24,932	203	171,575	406,208	577,783	309,990		12/21/88	300
Richmond	VA	71,001	327,771	None	7,947	71,001	335,718	406,719	317,874		09/04/85	300
Richmond	VA	269,500	598,567	None	334	269,500	598,901	868,401	467,081		03/28/89	300
Virginia Beach	VA	69,080	320,270	None	952	69,080	321,222	390,302	313,283		11/15/84	300
Woodbridge	VA	358,050	795,239	None	278	358,050	795,517	1,153,567	636,175		09/29/88	300
Federal Way	WA	150,785	699,101	None	225	150,785	699,326	850,111	629,478		12/17/86	300
Federal Way	WA	261,943	581,782	27,500	None	261,943	609,282	871,225	469,517		11/21/88	300
Kent	WA	128,300	539,141	None	22,213	128,300	561,354	689,654	561,354		06/03/83	180
Kent	WA	140,763	678,809	None	225	140,763	679,034	819,797	611,212		12/17/86	300
Kirkland	WA	301,000	668,534	None	108	301,000	668,642	969,642	548,368		03/31/88	300
Puyallup	WA	195,552	434,327	27,000	None	195,552	461,327	656,879	353,341		12/06/88	300
Redmond	WA	279,830	621,513	None	225	279,830	621,738	901,568	526,802		07/27/87	300
Renton	WA	111,183	515,490	None	108	111,183	515,598	626,781	478,327		03/24/86	300
Appleton	WI	196,000	424,038	None	354	196,000	424,392	620,392	310,354		07/10/90	300
Waukesha	WI	233,100	461,500	None	354	233,100	461,854	694,954	328,640		12/13/90	300
Waukesha	WI	215,950	427,546	None	354	215,950	427,900	643,850	304,473		12/13/90	300

Consumer Electronics
Mary Esther	FL	149,696	363,263	None	323	149,696	363,586	513,282	176,336		11/26/96	300
Melbourne	FL	269,697	522,414	None	1,827	269,697	524,241	793,938	254,903		11/26/96	300
Merritt Island	FL	309,652	482,459	None	323	309,652	482,782	792,434	234,145		11/26/96	300
Ocala	FL	339,690	543,504	None	323	339,690	543,827	883,517	263,752		11/26/96	300
Tallahassee	FL	319,807	502,697	None	1,823	319,807	504,520	824,327	245,336		11/26/96	300
Smyrna	GA	1,094,058	3,090,236	None	411	1,094,058	3,090,647	4,184,705	1,426,955		06/09/97	300
Richmond	IN	93,999	193,753	None	257	93,999	194,010	288,009	94,109		11/26/96	300
Jackson	MI	550,162	571,590	None	602	550,162	572,192	1,122,354	226,504	01/15/99	09/25/98	300
Tupelo	MS	121,697	637,691	None	290	121,697	637,981	759,678	309,557		11/26/96	300
Pineville	NC	567,864	840,284	None	36,277	567,864	876,561	1,444,425	367,034		12/31/98	300
Lakewood	NY	144,859	526,301	None	422	144,859	526,723	671,582	255,678		11/26/96	300
Westbury	NY	6,333,590	3,952,773	4,073	None	6,333,590	3,956,846	10,290,436	1,786,068		09/29/97	300
Defiance	OH	97,978	601,863	None	168	97,978	602,031	700,009	292,071		11/26/96	300

Convenience Stores
Daphne	AL	140,000	391,637	None	None	140,000	391,637	531,637	75,061		03/18/04	300
Mobile	AL	190,000	301,637	None	None	190,000	301,637	491,637	57,811		03/18/04	300
Mobile	AL	180,000	421,637	None	None	180,000	421,637	601,637	80,811		03/18/04	300
Florence	AZ	150,000	371,637	None	None	150,000	371,637	521,637	71,228		03/18/04	300
Gilbert	AZ	680,000	1,111,637	None	None	680,000	1,111,637	1,791,637	213,061		03/18/04	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Litchfield Park	AZ	610,000	531,637	None	None	610,000	531,637	1,141,637	101,894		03/18/04	300
Marana	AZ	180,000	331,637	None	None	180,000	331,637	511,637	63,561		03/18/04	300
Marana	AZ	330,000	911,637	None	None	330,000	911,637	1,241,637	174,728		03/18/04	300
Maricopa	AZ	170,000	361,637	None	None	170,000	361,637	531,637	69,311		03/18/04	300
Mesa	AZ	560,000	821,637	None	None	560,000	821,637	1,381,637	157,478		03/18/04	300
Mesa	AZ	750,000	1,071,637	None	None	750,000	1,071,637	1,821,637	205,394		03/18/04	300
Mesa	AZ	810,000	1,061,637	None	None	810,000	1,061,637	1,871,637	203,478		03/18/04	300
Mesa	AZ	890,000	1,081,637	None	None	890,000	1,081,637	1,971,637	207,311		03/18/04	300
Mesa	AZ	780,000	1,071,637	None	None	780,000	1,071,637	1,851,637	205,394		03/18/04	300
Mesa	AZ	900,000	1,191,637	None	None	900,000	1,191,637	2,091,637	228,394		03/18/04	300
Payson	AZ	210,000	351,637	None	None	210,000	351,637	561,637	67,394		03/18/04	300
Payson	AZ	260,000	311,637	None	None	260,000	311,637	571,637	59,728		03/18/04	300
Peoria	AZ	520,000	751,637	None	None	520,000	751,637	1,271,637	144,061		03/18/04	300
Phoenix	AZ	440,000	511,637	None	None	440,000	511,637	951,637	98,061		03/18/04	300
Phoenix	AZ	360,000	421,637	None	None	360,000	421,637	781,637	80,811		03/18/04	300
Phoenix	AZ	710,000	591,637	None	None	710,000	591,637	1,301,637	113,394		03/18/04	300
Phoenix	AZ	320,000	661,637	None	None	320,000	661,637	981,637	126,811		03/18/04	300
Phoenix	AZ	450,000	651,637	None	None	450,000	651,637	1,101,637	124,894		03/18/04	300
Phoenix	AZ	430,000	711,637	None	None	430,000	711,637	1,141,637	136,394		03/18/04	300
Phoenix	AZ	730,000	931,637	None	None	730,000	931,637	1,661,637	178,561		03/18/04	300
Phoenix	AZ	400,000	931,637	None	None	400,000	931,637	1,331,637	178,561		03/18/04	300
Phoenix	AZ	790,000	1,051,637	None	None	790,000	1,051,637	1,841,637	201,561		03/18/04	300
Pinetop	AZ	170,000	311,637	None	None	170,000	311,637	481,637	59,728		03/18/04	300
Queen Creek	AZ	520,000	891,637	None	None	520,000	891,637	1,411,637	170,894		03/18/04	300
Scottsdale	AZ	210,000	201,637	None	None	210,000	201,637	411,637	38,644		03/18/04	300
Scottsdale	AZ	660,000	1,031,637	None	None	660,000	1,031,637	1,691,637	197,728		03/18/04	300
Sierra Vista	AZ	110,000	301,637	None	None	110,000	301,637	411,637	57,811		03/18/04	300
Tempe	AZ	620,000	1,071,637	None	None	620,000	1,071,637	1,691,637	205,394		03/18/04	300
Tempe	AZ	270,000	461,637	None	None	270,000	461,637	731,637	88,478		03/18/04	300
Tolleson	AZ	460,000	1,231,637	None	None	460,000	1,231,637	1,691,637	236,061		03/18/04	300
Tombstone	AZ	110,000	381,637	None	None	110,000	381,637	491,637	73,144		03/18/04	300
Tucson	AZ	220,000	311,637	None	None	220,000	311,637	531,637	59,728		03/18/04	300
Tucson	AZ	240,000	341,637	None	None	240,000	341,637	581,637	65,478		03/18/04	300
Tucson	AZ	550,000	511,637	None	None	550,000	511,637	1,061,637	98,061		03/18/04	300
Tucson	AZ	126,000	234,565	None	None	126,000	234,565	360,565	44,176		04/14/04	300
Wellton	AZ	120,000	291,637	None	None	120,000	291,637	411,637	55,894		03/18/04	300
Wickenburg	AZ	150,000	291,637	None	None	150,000	291,637	441,637	55,894		03/18/04	300
Manchester	CT	118,262	305,510	None	None	118,262	305,510	423,772	168,540		03/03/95	300
Vernon	CT	179,646	319,372	None	None	179,646	319,372	499,018	176,187		03/09/95	300
Westbrook	CT	98,247	373,340	None	None	98,247	373,340	471,587	205,959		03/09/95	300
Camden	DE	113,811	174,435	None	None	113,811	174,435	288,246	40,404		03/19/03	300
Camden	DE	250,528	379,165	None	None	250,528	379,165	629,693	87,833		03/19/03	300
Dewey	DE	147,465	224,665	None	None	147,465	224,665	372,130	52,040		03/19/03	300
Dover	DE	278,804	421,707	None	None	278,804	421,707	700,511	97,688		03/19/03	300
Dover	DE	367,137	554,207	None	None	367,137	554,207	921,344	128,384		03/19/03	300
Dover	DE	367,425	554,884	None	None	367,425	554,884	922,309	128,541		03/19/03	300
Felton	DE	307,260	464,391	None	None	307,260	464,391	771,651	107,577		03/19/03	300
Greenwood	DE	632,303	1,176,711	None	None	632,303	1,176,711	1,809,014	52,950		11/29/07	300
Harrington	DE	563,812	849,220	None	None	563,812	849,220	1,413,032	196,729		03/19/03	300
Milford	DE	310,049	468,575	None	None	310,049	468,575	778,624	108,546		03/19/03	300
Newcastle	DE	589,325	887,488	None	None	589,325	887,488	1,476,813	205,594		03/19/03	300
Smyrna	DE	121,774	186,436	None	None	121,774	186,436	308,210	43,184		03/19/03	300
Smyrna	DE	401,135	605,332	None	None	401,135	605,332	1,006,467	140,228		03/19/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Townsend	DE	241,416	365,749	None	None	241,416	365,749	607,165	84,725		03/19/03	300
Wilmington	DE	280,682	424,525	None	None	280,682	424,525	705,207	98,341		03/19/03	300
Archer	FL	296,238	578,145	None	51	296,238	578,196	874,434	222,635		05/07/99	300
Bushnell	FL	130,000	291,637	None	None	130,000	291,637	421,637	55,894		03/18/04	300
Clearwater	FL	359,792	311,845	None	None	359,792	311,845	671,637	59,768		03/18/04	300
Cocoa	FL	323,827	287,810	None	None	323,827	287,810	611,637	55,161		03/18/04	300
Deltona	FL	140,000	321,637	None	None	140,000	321,637	461,637	61,644		03/18/04	300
Ellenton	FL	250,000	261,637	None	None	250,000	261,637	511,637	50,144		03/18/04	300
Englewood	FL	270,000	331,637	None	None	270,000	331,637	601,637	63,561		03/18/04	300
Gainesville	FL	515,834	873,187	None	None	515,834	873,187	1,389,021	336,176		05/07/99	300
Gainesville	FL	480,318	600,633	None	None	480,318	600,633	1,080,951	231,242		05/07/99	300
Gainesville	FL	347,310	694,859	None	None	347,310	694,859	1,042,169	267,519		05/07/99	300
Gainesville	FL	339,263	658,807	None	None	339,263	658,807	998,070	253,639		05/07/99	300
Gainesville	FL	351,921	552,557	None	None	351,921	552,557	904,478	212,733		05/07/99	300
Gainesville	FL	500,032	850,291	None	None	500,032	850,291	1,350,323	327,361		05/07/99	300
Homosassa Springs	FL	740,000	621,637	None	None	740,000	621,637	1,361,637	119,144		03/18/04	300
Hudson	FL	300,000	351,637	None	None	300,000	351,637	651,637	67,394		03/18/04	300
Intercession City	FL	161,776	319,861	None	None	161,776	319,861	481,637	61,304		03/18/04	300
Jacksonville	FL	266,111	494,206	None	None	266,111	494,206	760,317	93,075		04/01/04	300
Jacksonville Bch	FL	522,188	371,885	None	None	522,188	371,885	894,073	143,174		05/07/99	300
Key West	FL	873,700	627,937	None	None	873,700	627,937	1,501,637	120,352		03/18/04	300
Key West	FL	492,785	208,852	None	None	492,785	208,852	701,637	40,027		03/18/04	300
Lakeland	FL	527,076	464,561	None	None	527,076	464,561	991,637	89,038		03/18/04	300
Lakeland	FL	300,000	321,637	None	None	300,000	321,637	621,637	61,644		03/18/04	300
Lakeport	FL	180,342	331,295	None	None	180,342	331,295	511,637	63,495		03/18/04	300
Land O'Lakes	FL	120,000	361,637	None	None	120,000	361,637	481,637	69,311		03/18/04	300
Lutz	FL	480,000	421,637	None	None	480,000	421,637	901,637	80,811		03/18/04	300
Naples	FL	150,000	301,637	None	None	150,000	301,637	451,637	57,811		03/18/04	300
Naples	FL	620,000	381,637	None	None	620,000	381,637	1,001,637	73,144		03/18/04	300
New Port Richey	FL	190,000	601,637	None	None	190,000	601,637	791,637	115,311		03/18/04	300
North Fort Meyers	FL	140,000	281,637	None	None	140,000	281,637	421,637	53,978		03/18/04	300
Okeechobee	FL	195,075	346,562	None	None	195,075	346,562	541,637	66,422		03/18/04	300
Orlando	FL	240,000	301,637	None	None	240,000	301,637	541,637	57,811		03/18/04	300
Palm Bay	FL	230,880	300,757	None	None	230,880	300,757	531,637	57,642		03/18/04	300
Palm Harbor	FL	510,000	381,637	None	None	510,000	381,637	891,637	73,144		03/18/04	300
Panama City	FL	210,000	431,637	None	None	210,000	431,637	641,637	82,728		03/18/04	300
Pensacola	FL	168,000	312,727	None	None	168,000	312,727	480,727	58,894		04/14/04	300
Port Charlotte	FL	170,000	311,637	None	None	170,000	311,637	481,637	59,728		03/18/04	300
Port Orange	FL	609,438	512,199	None	None	609,438	512,199	1,121,637	98,169		03/18/04	300
Pt Charlotte	FL	200,000	356,637	None	None	200,000	356,637	556,637	68,353		03/18/04	300
Punta Gorda	FL	400,000	511,637	None	None	400,000	511,637	911,637	98,061		03/18/04	300
Tallahassee	FL	600,000	341,637	None	None	600,000	341,637	941,637	65,478		03/18/04	300
Tampa	FL	300,000	301,637	None	None	300,000	301,637	601,637	57,811		03/18/04	300
Tampa	FL	380,000	361,637	None	None	380,000	361,637	741,637	69,311		03/18/04	300
Tampa	FL	320,000	591,637	None	None	320,000	591,637	911,637	113,394		03/18/04	300
Webster	FL	640,000	1,071,637	None	None	640,000	1,071,637	1,711,637	205,394		03/18/04	300
Winter Springs	FL	150,000	291,637	None	None	150,000	291,637	441,637	55,894		03/18/04	300
Augusta	GA	620,000	383,232	None	None	620,000	383,232	1,003,232	144,984		07/22/99	300
Augusta	GA	540,000	337,853	None	None	540,000	337,853	877,853	127,817		07/22/99	300
Augusta	GA	510,000	392,929	None	None	510,000	392,929	902,929	148,653		07/22/99	300
Augusta	GA	180,000	422,020	None	None	180,000	422,020	602,020	159,661		07/22/99	300
Augusta	GA	260,000	392,171	None	None	260,000	392,171	652,171	148,368		07/22/99	300
Augusta	GA	240,000	451,637	None	None	240,000	451,637	691,637	86,561		03/18/04	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Cahutta	GA	437,500	813,742	None	None	437,500	813,742	1,251,242	169,523		10/16/03	300
Calhoun	GA	122,500	228,742	None	None	122,500	228,742	351,242	47,648		10/16/03	300
Calhoun	GA	262,500	488,742	None	None	262,500	488,742	751,242	101,815		10/16/03	300
Chatsworth	GA	140,000	261,242	None	None	140,000	261,242	401,242	54,419		10/16/03	300
Chatsworth	GA	140,000	261,242	None	None	140,000	261,242	401,242	54,419		10/16/03	300
Chatsworth	GA	140,000	261,242	None	None	140,000	261,242	401,242	54,419		10/16/03	300
Chickamauga	GA	181,731	338,742	None	None	181,731	338,742	520,473	70,565		10/16/03	300
Dalton	GA	171,500	319,742	None	None	171,500	319,742	491,242	66,607		10/16/03	300
Dalton	GA	87,500	163,742	None	None	87,500	163,742	251,242	34,107		10/16/03	300
Dalton	GA	485,650	903,162	None	None	485,650	903,162	1,388,812	188,153		10/16/03	300
Dalton	GA	146,000	272,385	None	None	146,000	272,385	418,385	56,741		10/16/03	300
Dalton	GA	420,000	781,242	None	None	420,000	781,242	1,201,242	162,752		10/16/03	300
Dalton	GA	210,000	391,242	None	None	210,000	391,242	601,242	81,502		10/16/03	300
Dalton	GA	332,500	618,742	None	None	332,500	618,742	951,242	128,898		10/16/03	300
Decatur	GA	529,383	532,429	None	None	529,383	532,429	1,061,812	245,744		06/27/97	300
Dunwoody	GA	545,462	724,254	None	None	545,462	724,254	1,269,716	334,295		06/27/97	300
Euharlee	GA	262,500	488,742	None	None	262,500	488,742	751,242	101,815		10/16/03	300
Flintstone	GA	157,500	293,742	None	None	157,500	293,742	451,242	61,190		10/16/03	300
Lafayette	GA	122,500	228,742	None	None	122,500	228,742	351,242	47,648		10/16/03	300
Lithonia	GA	386,784	776,436	None	None	386,784	776,436	1,163,220	358,397		06/27/97	300
Mableton	GA	491,069	355,957	None	None	491,069	355,957	847,026	164,286		06/27/97	300
Martinez	GA	450,000	402,777	None	None	450,000	402,777	852,777	152,380		07/22/99	300
Martinez	GA	830,000	871,637	None	None	830,000	871,637	1,701,637	167,061		03/18/04	300
Norcross	GA	384,162	651,273	None	None	384,162	651,273	1,035,435	300,611		06/27/97	300
Ringgold	GA	350,000	651,242	None	None	350,000	651,242	1,001,242	135,669		10/16/03	300
Ringgold	GA	234,500	1,168,914	None	None	234,500	1,168,914	1,403,414	192,294		10/16/03	300
Ringgold	GA	385,000	716,242	-21,175	None	385,000	695,067	1,080,067	149,211		10/16/03	300
Ringgold	GA	482,251	896,851	None	None	482,251	896,851	1,379,102	186,838		10/16/03	300
Rocky Face	GA	164,231	306,241	None	None	164,231	306,241	470,472	63,794		10/16/03	300
Rome	GA	210,000	391,242	None	None	210,000	391,242	601,242	81,502		10/16/03	300
Rome	GA	199,199	371,183	None	None	199,199	371,183	570,382	77,323		10/16/03	300
Rome	GA	201,791	375,997	None	None	201,791	375,997	577,788	78,327		10/16/03	300
Rome	GA	315,000	586,242	None	None	315,000	586,242	901,242	122,127		10/16/03	300
Rossville	GA	157,500	293,742	None	None	157,500	293,742	451,242	61,190		10/16/03	300
Summerville	GA	66,231	124,242	None	None	66,231	124,242	190,473	25,878		10/16/03	300
Trenton	GA	129,231	241,242	None	None	129,231	241,242	370,473	50,253		10/16/03	300
Godfrey	IL	374,586	733,190	None	None	374,586	733,190	1,107,776	338,425		06/27/97	300
Granite City	IL	362,287	737,255	None	None	362,287	737,255	1,099,542	340,303		06/27/97	300
Love's Park	IL	547,582	1,016,523	1,500	None	547,582	1,018,023	1,565,605	42,504		12/20/07	300
Madison	IL	173,812	625,030	None	None	173,812	625,030	798,842	288,511		06/27/97	300
Rochelle	IL	607,418	1,128,145	1,000	None	607,418	1,129,145	1,736,563	47,105		12/20/07	300
Albany	IN	427,437	794,632	2,000	None	427,437	796,632	1,224,069	51,964		05/25/07	300
Alexandria	IN	139,219	259,369	None	None	139,219	259,369	398,588	16,856		05/25/07	300
Anderson	IN	147,263	274,307	None	None	147,263	274,307	421,570	17,827		05/25/07	300
Anderson	IN	283,430	527,190	2,000	None	283,430	529,190	812,620	34,581		05/25/07	300
Elkhart	IN	495,914	922,471	1,500	None	495,914	923,971	1,419,885	60,195		05/25/07	300
Frankfort	IN	208,666	388,345	2,000	None	208,666	390,345	599,011	25,556		05/25/07	300
Greenwood	IN	173,250	323,022	None	None	173,250	323,022	496,272	20,993		05/25/07	300
Hartford City	IN	250,310	465,702	2,000	None	250,310	467,702	718,012	30,584		05/25/07	300
Indianapolis	IN	129,938	242,134	None	None	129,938	242,134	372,072	15,735		05/25/07	300
Indianapolis	IN	269,294	500,939	1,500	None	269,294	502,439	771,733	32,795		05/25/07	300
Indianapolis	IN	318,432	592,193	1,500	None	318,432	593,693	912,125	38,727		05/25/07	300
Knox	IN	341,250	633,499	1,500	None	341,250	634,999	976,249	30,807		10/09/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Lafayette	IN	147,263	274,309	None	None	147,263	274,309	421,572	17,827		05/25/07	300
Lafayette	IN	112,613	209,959	None	None	112,613	209,959	322,572	13,644		05/25/07	300
Marion	IN	209,196	389,995	1,500	None	209,196	391,495	600,691	25,584		05/25/07	300
Michigan City	IN	227,500	422,249	1,500	None	227,500	423,749	651,249	20,596		10/09/07	300
Mishawaka	IN	123,983	231,743	2,000	None	123,983	233,743	357,726	15,377		05/25/07	300
Morristown	IN	366,590	682,082	2,000	None	366,590	684,082	1,050,672	44,649		05/25/07	300
Muncie	IN	103,950	193,870	None	None	103,950	193,870	297,820	12,598		05/25/07	300
Muncie	IN	184,237	342,974	2,000	None	184,237	344,974	529,211	22,607		05/25/07	300
New Albany	IN	181,459	289,353	None	211	181,459	289,564	471,023	159,637		03/03/95	300
New Albany	IN	262,465	331,796	None	211	262,465	332,007	594,472	183,051		03/06/95	300
New Castle	IN	138,600	258,672	None	None	138,600	258,672	397,272	16,810		05/25/07	300
New Castle	IN	79,854	149,572	1,000	None	79,854	150,572	230,426	9,877		05/25/07	300
New Castle	IN	203,941	380,019	1,500	None	203,941	381,519	585,460	24,935		05/25/07	300
Richmond	IN	281,248	523,589	1,500	None	281,248	525,089	806,337	34,267		05/25/07	300
Richmond	IN	255,908	476,528	2,000	None	255,908	478,528	734,436	31,288		05/25/07	300
Rushville	IN	138,600	258,672	None	None	138,600	258,672	397,272	16,810		05/25/07	300
Rushville	IN	121,275	226,497	None	None	121,275	226,497	347,772	14,719		05/25/07	300
South Bend	IN	372,387	693,064	2,000	None	372,387	695,064	1,067,451	45,363		05/25/07	300
Wabash	IN	430,437	800,871	2,000	None	430,437	802,871	1,233,308	52,370		05/25/07	300
Wabash	IN	334,923	623,488	1,500	None	334,923	624,988	959,911	40,761		05/25/07	300
Warsaw	IN	415,275	772,713	1,500	None	415,275	774,213	1,189,488	50,461		05/25/07	300
West Lafayette	IN	0	1,340,855	2,000	None	-	1,342,855	1,342,855	87,245		05/25/07	300
Zionsville	IN	910,595	1,691,926	2,000	None	910,595	1,693,926	2,604,521	110,289		05/25/07	300
Berea	KY	252,077	360,815	None	115	252,077	360,930	613,007	199,054		03/08/95	300
Elizabethtown	KY	286,106	286,106	None	211	286,106	286,317	572,423	157,845		03/03/95	300
Lebanon	KY	158,052	316,105	None	115	158,052	316,220	474,272	174,388		03/03/95	300
Louisville	KY	198,926	368,014	None	211	198,926	368,225	567,151	203,031		03/03/95	300
Louisville	KY	216,849	605,697	None	None	216,849	605,697	822,546	303,724	06/18/96	11/17/95	300
Mt. Washington	KY	327,245	479,593	None	None	327,245	479,593	806,838	232,634	12/06/96	05/31/96	300
Owensboro	KY	360,000	590,000	None	None	360,000	590,000	950,000	315,650		08/25/95	300
Alexandria	LA	170,000	371,637	None	None	170,000	371,637	541,637	71,228		03/18/04	300
Baton Rouge	LA	500,000	521,637	None	None	500,000	521,637	1,021,637	99,978		03/18/04	300
Baton Rouge	LA	210,000	361,637	None	None	210,000	361,637	571,637	69,311		03/18/04	300
Bossier City	LA	230,000	431,637	None	None	230,000	431,637	661,637	82,728		03/18/04	300
Destrehan	LA	200,000	411,637	None	None	200,000	411,637	611,637	78,894		03/18/04	300
Lafayette	LA	240,000	391,637	None	None	240,000	391,637	631,637	75,061		03/18/04	300
Shreveport	LA	192,500	358,227	None	None	192,500	358,227	550,727	67,464		04/14/04	300
Amherst	MA	110,969	639,806	None	None	110,969	639,806	750,775	137,558		08/18/03	300
North Reading	MA	574,601	756,174	None	None	574,601	756,174	1,330,775	162,577		08/18/03	300
Seekonk	MA	298,354	268,518	None	None	298,354	268,518	566,872	148,133		03/03/95	300
Berlin	MD	255,951	387,395	None	None	255,951	387,395	643,346	89,739		03/19/03	300
Crisfield	MD	219,704	333,024	None	None	219,704	333,024	552,728	77,143		03/19/03	300
Hebron	MD	376,251	567,844	None	None	376,251	567,844	944,095	131,543		03/19/03	300
La Plata	MD	1,017,544	2,706,729	None	None	1,017,544	2,706,729	3,724,273	689,968		08/06/02	300
Mechanicsville	MD	1,540,335	2,860,928	None	None	1,540,335	2,860,928	4,401,263	748,550		06/27/02	300
Millersville	MD	830,737	2,696,245	None	None	830,737	2,696,245	3,526,982	705,564		06/27/02	300
Breckenridge	MI	437,500	811,968	1,500	None	437,500	813,468	1,250,968	39,433		10/09/07	300
Carson City	MI	262,500	486,468	2,000	None	262,500	488,468	750,968	23,763		10/09/07	300
Charlevoix	MI	385,000	713,013	2,500	None	385,000	715,513	1,100,513	34,775		10/09/07	300
Cheboygan	MI	280,000	518,013	2,500	None	280,000	520,513	800,513	25,350		10/09/07	300
Clare	MI	306,250	567,718	2,000	None	306,250	569,718	875,968	27,690		10/09/07	300
Clare	MI	229,250	426,218	500	None	229,250	426,718	655,968	20,663		10/09/07	300
Comstock	MI	315,000	583,761	2,500	None	315,000	586,261	901,261	28,527		10/09/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Farwell	MI	437,500	811,468	2,000	None	437,500	813,468	1,250,968	39,471		10/09/07	300
Flint	MI	194,492	476,504	None	None	194,492	476,504	670,996	248,577		12/21/95	300
Gladwin	MI	140,000	259,013	1,500	None	140,000	260,513	400,513	12,706		10/09/07	300
Grand Rapids	MI	437,500	812,261	1,500	None	437,500	813,761	1,251,261	39,446		10/09/07	300
Kalamazoo	MI	238,000	442,249	1,000	None	238,000	443,249	681,249	21,500		10/09/07	300
Kalkaska	MI	437,500	809,513	3,500	None	437,500	813,013	1,250,513	39,564		10/09/07	300
Lake City	MI	115,500	213,513	1,500	None	115,500	215,013	330,513	10,507		10/09/07	300
Lakeview	MI	96,250	177,718	2,000	None	96,250	179,718	275,968	8,840		10/09/07	300
Mackinaw City	MI	455,000	844,513	1,000	None	455,000	845,513	1,300,513	40,943		10/09/07	300
Mecosta	MI	122,500	227,468	1,000	None	122,500	228,468	350,968	11,119		10/09/07	300
Midland	MI	437,500	811,013	2,000	None	437,500	813,013	1,250,513	39,449		10/09/07	300
Mount Pleasant	MI	162,750	300,794	2,500	None	162,750	303,294	466,044	14,850		10/09/07	300
Mount Pleasant	MI	463,750	860,718	1,500	None	463,750	862,218	1,325,968	41,789		10/09/07	300
Mount Pleasant	MI	210,000	388,968	2,000	None	210,000	390,968	600,968	19,050		10/09/07	300
Mount Pleasant	MI	437,500	810,968	2,500	None	437,500	813,468	1,250,968	39,509		10/09/07	300
Mount Pleasant	MI	350,000	649,468	1,500	None	350,000	650,968	1,000,968	31,578		10/09/07	300
Mount Pleasant	MI	175,000	324,468	1,500	None	175,000	325,968	500,968	15,870		10/09/07	300
Petoskey	MI	490,000	909,513	1,000	None	490,000	910,513	1,400,513	44,085		10/09/07	300
Prudenville	MI	133,000	245,013	2,500	None	133,000	247,513	380,513	12,155		10/09/07	300
Saginaw	MI	262,500	486,513	1,500	None	262,500	488,013	750,513	23,702		10/09/07	300
Standish	MI	92,750	171,263	1,500	None	92,750	172,763	265,513	8,465		10/09/07	300
Traverse City	MI	210,000	389,002	2,000	None	210,000	391,002	601,002	19,052		10/09/07	300
Walker	MI	586,250	1,088,499	1,500	None	586,250	1,089,999	1,676,249	52,798		10/09/07	300
Brandon	MS	671,486	1,247,588	None	None	671,486	1,247,588	1,919,074	176,742		06/30/05	300
Flowood	MS	437,926	813,832	None	None	437,926	813,832	1,251,758	115,293		06/30/05	300
Flowood	MS	399,972	743,347	None	None	399,972	743,347	1,143,319	105,308		06/30/05	300
Jackson	MS	329,904	613,221	None	None	329,904	613,221	943,125	86,873		06/30/05	300
Jackson	MS	540,108	1,003,600	None	None	540,108	1,003,600	1,543,708	142,177		06/30/05	300
Marion	MS	350,341	651,013	None	None	350,341	651,013	1,001,354	92,227		06/30/05	300
Meridian	MS	437,926	813,671	None	None	437,926	813,671	1,251,597	115,271		06/30/05	300
Meridian	MS	405,811	754,030	None	None	405,811	754,030	1,159,841	106,821		06/30/05	300
Meridian	MS	145,975	271,478	None	None	145,975	271,478	417,453	38,460		06/30/05	300
Meridian	MS	280,273	520,887	None	None	280,273	520,887	801,160	73,793		06/30/05	300
Meridian	MS	321,146	596,794	None	None	321,146	596,794	917,940	82,557		07/19/05	300
Newton	MS	467,121	867,891	None	None	467,121	867,891	1,335,012	122,952		06/30/05	300
Pearl	MS	544,488	1,011,733	None	None	544,488	1,011,733	1,556,221	143,329		06/30/05	300
Philadelphia	MS	472,960	878,735	None	None	472,960	878,735	1,351,695	124,488		06/30/05	300
Southaven	MS	310,000	641,637	None	None	310,000	641,637	951,637	122,978		03/18/04	300
Terry	MS	583,901	1,084,930	None	None	583,901	1,084,930	1,668,831	153,699		06/30/05	300
Waveland	MS	180,000	331,637	None	None	180,000	331,637	511,637	63,561		03/18/04	300
Aberdeen	NC	600,000	300,625	None	None	600,000	300,625	900,625	95,676		01/25/01	300
Archdale	NC	410,000	731,637	None	None	410,000	731,637	1,141,637	140,228		03/18/04	300
Banner Elk	NC	386,993	718,861	2,000	None	386,993	720,861	1,107,854	22,913		03/27/08	300
Banner Elk	NC	355,330	660,558	1,500	None	355,330	662,058	1,017,388	21,029		03/27/08	300
Blowing Rock	NC	369,403	685,693	2,500	None	369,403	688,193	1,057,596	21,900		03/27/08	300
Burgaw	NC	198,774	369,653	1,000	None	198,774	370,653	569,427	11,780		03/27/08	300
Burgaw	NC	457,356	849,377	1,500	None	457,356	850,877	1,308,233	27,008		03/27/08	300
Carolina Beach	NC	457,356	848,929	2,000	None	457,356	850,929	1,308,285	27,032		03/27/08	300
Cary	NC	255,064	473,349	2,500	None	255,064	475,849	730,913	15,176		03/27/08	300
Charlotte	NC	300,000	291,637	None	None	300,000	291,637	591,637	55,894		03/18/04	300
Charlotte	NC	640,000	581,637	None	None	640,000	581,637	1,221,637	111,478		03/18/04	300
Durham	NC	720,000	851,637	None	None	720,000	851,637	1,571,637	163,228		03/18/04	300
Goldsboro	NC	460,000	740,625	None	None	460,000	740,625	1,200,625	235,743		01/25/01	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Greensboro	NC	700,000	655,000	None	None	700,000	655,000	1,355,000	241,258		10/27/99	300
Greenville	NC	330,000	515,000	None	None	330,000	515,000	845,000	275,525		08/25/95	300
Hampstead	NC	562,900	1,045,971	1,000	None	562,900	1,046,971	1,609,871	33,196		03/27/08	300
Holly Ridge	NC	721,215	1,339,486	1,500	None	721,215	1,340,986	2,062,201	42,528		03/27/08	300
Hubert	NC	404,584	750,372	2,500	None	404,584	752,872	1,157,456	23,948		03/27/08	300
Jacksonville	NC	150,000	530,000	None	None	150,000	530,000	680,000	283,550		08/25/95	300
Jacksonville	NC	180,000	371,637	None	None	180,000	371,637	551,637	71,228		03/18/04	300
Jacksonville	NC	140,000	260,727	None	None	140,000	260,727	400,727	49,101		04/14/04	300
Jacksonville	NC	351,812	653,367	1,500	None	351,812	654,867	1,006,679	20,801		03/27/08	300
Kinston	NC	550,000	1,057,833	None	None	550,000	1,057,833	1,607,833	474,189		10/24/97	300
Raleigh	NC	740,000	791,637	None	None	740,000	791,637	1,531,637	151,728		03/18/04	300
Richlands	NC	492,537	914,735	1,500	None	492,537	916,235	1,408,772	29,078		03/27/08	300
Richlands	NC	376,439	698,103	2,500	None	376,439	700,603	1,077,042	22,293		03/27/08	300
Riegelwood	NC	0	452,416	1,500	None	-	453,916	453,916	15,298		03/27/08	300
Rose Hill	NC	198,774	369,153	1,500	None	198,774	370,653	569,427	11,801		03/27/08	300
Roxboro	NC	243,112	368,107	None	None	243,112	368,107	611,219	85,271		03/19/03	300
Salisbury	NC	474,946	882,203	2,000	None	474,946	884,203	1,359,149	28,085		03/27/08	300
Shallotte	NC	492,537	914,766	1,500	None	492,537	916,266	1,408,803	29,079		03/27/08	300
Wallace	NC	0	175,408	2,000	None	-	177,408	177,408	7,755		03/27/08	300
Whitelake	NC	351,812	653,367	1,500	None	351,812	654,867	1,006,679	20,801		03/27/08	300
Wilmington	NC	228,678	424,774	1,500	None	228,678	426,274	654,952	13,563		03/27/08	300
Wilmington	NC	527,718	979,145	2,500	None	527,718	981,645	1,509,363	31,193		03/27/08	300
Wilmington	NC	351,812	653,930	1,000	None	351,812	654,930	1,006,742	20,782		03/27/08	300
Wilmington	NC	474,946	881,640	2,000	None	474,946	883,640	1,358,586	28,067		03/27/08	300
Wilmington	NC	0	351,366	2,000	None	-	353,366	353,366	19,778		03/27/08	300
Wilmington	NC	364,126	676,287	1,500	None	364,126	677,787	1,041,913	21,527		03/27/08	300
Wilmington	NC	439,765	817,271	1,000	None	439,765	818,271	1,258,036	25,954		03/27/08	300
Wilmington	NC	0	804,196	1,500	None	-	805,696	805,696	25,578		03/27/08	300
Wilmington	NC	334,222	621,320	1,000	None	334,222	622,320	956,542	19,748		03/27/08	300
Wilmington	NC	386,993	718,788	1,500	None	386,993	720,288	1,107,281	22,873		03/27/08	300
Wilmington	NC	439,765	815,793	2,500	None	439,765	818,293	1,258,058	26,020		03/27/08	300
Wilmington	NC	527,718	979,102	2,500	None	527,718	981,602	1,509,320	31,191		03/27/08	300
Wilmington	NC	334,222	620,284	2,000	None	334,222	622,284	956,506	19,791		03/27/08	300
Wilmington	NC	334,222	620,751	1,500	None	334,222	622,251	956,473	19,768		03/27/08	300
Winston-Salem	NC	320,000	311,637	None	None	320,000	311,637	631,637	59,728		03/18/04	300
Zebulon	NC	306,077	568,087	2,500	None	306,077	570,587	876,664	18,176		03/27/08	300
Galloway	NJ	1,367,872	2,540,604	None	None	1,367,872	2,540,604	3,908,476	664,748		06/27/02	300
Hamilton	NJ	1,539,117	2,858,630	None	None	1,539,117	2,858,630	4,397,747	748,902		06/27/02	300
MillVille	NJ	953,891	1,771,782	None	None	953,891	1,771,782	2,725,673	463,607		06/27/02	300
Toms River	NJ	1,265,861	2,351,154	None	None	1,265,861	2,351,154	3,617,015	615,573		06/27/02	300
Toms River	NJ	982,526	1,824,961	None	None	982,526	1,824,961	2,807,487	477,179		06/27/02	300
Wall	NJ	1,459,957	2,712,264	None	None	1,459,957	2,712,264	4,172,221	691,588		08/06/02	300
Albuquerque	NM	200,000	271,637	None	None	200,000	271,637	471,637	52,061		03/18/04	300
Kingston	NY	257,763	456,042	None	None	257,763	456,042	713,805	250,063		04/06/95	300
Atwater	OH	118,555	266,748	None	None	118,555	266,748	385,303	147,156		03/03/95	300
Bellefontaine	OH	560,000	1,039,610	2,500	None	560,000	1,042,110	1,602,110	36,584		02/29/08	300
Bellefontaine	OH	455,000	845,610	1,500	None	455,000	847,110	1,302,110	29,711		02/29/08	300
Columbus	OH	147,296	304,411	None	122	147,296	304,533	451,829	167,937		03/03/95	300
Columbus	OH	273,085	471,693	None	122	273,085	471,815	744,900	246,070		12/21/95	300
Cuyahoga Falls	OH	321,792	1,144,619	None	None	321,792	1,144,619	1,466,411	257,657		03/03/95	300
De Graff	OH	302,750	561,860	2,500	None	302,750	564,360	867,110	19,863		02/29/08	300
Eaton	OH	164,588	306,934	None	None	164,588	306,934	471,522	19,947		05/25/07	300
Galion	OH	138,981	327,597	None	7	138,981	327,604	466,585	180,731		03/06/95	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Groveport	OH	277,198	445,497	None	122	277,198	445,619	722,817	232,405		12/21/95	300
Jackson Center	OH	367,500	682,110	2,500	None	367,500	684,610	1,052,110	24,072		02/29/08	300
Kento	OH	140,000	261,462	1,000	None	140,000	262,462	402,462	3,945		08/29/08	300
Marysville	OH	507,500	943,110	1,500	None	507,500	944,610	1,452,110	33,123		02/29/08	300
Marysville	OH	700,000	1,300,610	1,500	None	700,000	1,302,110	2,002,110	45,636		02/29/08	300
Marysville	OH	350,000	650,610	1,500	None	350,000	652,110	1,002,110	22,886		02/29/08	300
Perrysburg	OH	211,678	390,680	None	None	211,678	390,680	602,358	188,529	01/10/96	09/01/95	300
Russells Point	OH	546,000	1,013,610	2,500	None	546,000	1,016,110	1,562,110	35,674		02/29/08	300
Streetsboro	OH	402,988	533,349	None	None	402,988	533,349	936,337	229,340	01/27/97	09/03/96	300
Tipp City	OH	355,009	588,111	None	None	355,009	588,111	943,120	257,781	01/31/97	06/27/96	300
Triffin	OH	117,017	273,040	None	None	117,017	273,040	390,057	150,627		03/07/95	300
Wadsworth	OH	266,507	496,917	None	None	266,507	496,917	763,424	224,606	11/26/96	07/01/96	300
Tulsa	OK	126,545	508,266	None	173	126,545	508,439	634,984	234,616		06/27/97	300
Aliquippa	PA	226,195	452,631	None	None	226,195	452,631	678,826	89,770		01/29/04	300
Beaver	PA	95,626	223,368	None	None	95,626	223,368	318,994	44,299		01/29/04	300
Beaver Falls	PA	92,207	230,758	None	None	92,207	230,758	322,965	45,765		01/29/04	300
Cornwells Heights	PA	569,763	387,611	None	None	569,763	387,611	957,374	87,207		05/29/03	300
Doylestown	PA	800,134	1,226,452	None	None	800,134	1,226,452	2,026,586	275,946		05/29/03	300
East Caln	PA	1,722,222	576	None	None	1,722,222	576	1,722,798	133		02/25/03	300
Lansdale	PA	1,356,324	385,761	None	None	1,356,324	385,761	1,742,085	86,790		05/29/03	300
Penndel	PA	739,487	1,003,809	None	None	739,487	1,003,809	1,743,296	225,852		05/29/03	300
Perryopolis	PA	148,953	134,299	None	None	148,953	134,299	283,252	26,634		01/29/04	300
Philadelphia	PA	808,681	256,843	None	None	808,681	256,843	1,065,524	57,784		05/29/03	300
Philadelphia	PA	425,928	167,147	None	None	425,928	167,147	593,075	37,603		05/29/03	300
Philadelphia	PA	390,342	226,919	None	None	390,342	226,919	617,261	51,051		05/29/03	300
Philadelphia	PA	541,792	236,049	None	None	541,792	236,049	777,841	53,105		05/29/03	300
Philadelphia	PA	530,018	214,977	None	None	530,018	214,977	744,995	48,364		05/29/03	300
Philadelphia	PA	614,101	277,277	None	None	614,101	277,277	891,378	62,382		05/29/03	300
Philadelphia	PA	1,011,389	491,302	None	None	1,011,389	491,302	1,502,691	110,537		05/29/03	300
Philadelphia	PA	935,672	448,426	None	None	935,672	448,426	1,384,098	100,890		05/29/03	300
Philadelphia	PA	689,172	426,596	None	None	689,172	426,596	1,115,768	95,979		05/29/03	300
Philadelphia	PA	349,294	134,485	None	None	349,294	134,485	483,779	30,254		05/29/03	300
Philadelphia	PA	557,515	244,121	None	None	557,515	244,121	801,636	51,672		09/16/03	300
Pittsburgh	PA	497,668	320,170	None	None	497,668	320,170	817,838	63,498		01/29/04	300
Pittsburgh	PA	296,277	287,540	None	None	296,277	287,540	583,817	57,027		01/29/04	300
Pittsburgh	PA	395,417	474,741	None	None	395,417	474,741	870,158	94,155		01/29/04	300
Pittsburgh	PA	118,118	231,108	None	None	118,118	231,108	349,226	45,834		01/29/04	300
South Park	PA	252,247	436,182	None	None	252,247	436,182	688,429	86,468		01/29/04	300
Southampton	PA	783,279	163,721	None	None	783,279	163,721	947,000	36,831		05/29/03	300
Valencia	PA	440,565	278,492	None	None	440,565	278,492	719,057	55,232		01/29/04	300
Verona	PA	171,411	257,358	None	None	171,411	257,358	428,769	51,041		01/29/04	300
Willow Grove	PA	329,934	73,123	None	None	329,934	73,123	403,057	16,447		05/29/03	300
Aiken	SC	320,000	432,527	None	None	320,000	432,527	752,527	163,636		07/22/99	300
Aiken	SC	330,000	472,679	None	None	330,000	472,679	802,679	178,826		07/22/99	300
Aiken	SC	560,000	543,588	None	None	560,000	543,588	1,103,588	205,652		07/22/99	300
Aiken	SC	360,000	542,982	None	None	360,000	542,982	902,982	205,424		07/22/99	300
Aiken	SC	540,000	388,058	None	None	540,000	388,058	928,058	146,810		07/22/99	300
Aiken	SC	250,000	251,770	None	None	250,000	251,770	501,770	95,250		07/22/99	300
Belvedere	SC	490,000	463,080	None	None	490,000	463,080	953,080	175,194		07/22/99	300
Bishopville	SC	191,738	356,130	1,500	None	191,738	357,630	549,368	11,389		03/27/08	300
Bonneau	SC	128,411	239,191	1,500	None	128,411	240,691	369,102	7,686		03/27/08	300
Camden	SC	269,136	499,897	1,500	None	269,136	501,397	770,533	15,941		03/27/08	300
Charleston	SC	170,000	350,000	None	None	170,000	350,000	520,000	187,250		08/25/95	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Columbia	SC	150,000	450,000	None	None	150,000	450,000	600,000	240,750		08/25/95	300
Columbia	SC	520,000	471,637	None	None	520,000	471,637	991,637	90,394		03/18/04	300
Conway	SC	325,426	604,464	1,500	None	325,426	605,964	931,390	19,253		03/27/08	300
Conway	SC	0	251,890	1,000	None	-	252,890	252,890	12,468		03/27/08	300
Cordova	SC	137,207	255,025	2,000	None	137,207	257,025	394,232	8,225		03/27/08	300
Eastover	SC	138,966	258,625	1,000	None	138,966	259,625	398,591	8,264		03/27/08	300
Florence	SC	193,497	359,413	1,500	None	193,497	360,913	554,410	11,493		03/27/08	300
Florence	SC	337,740	627,293	1,500	None	337,740	628,793	966,533	19,976		03/27/08	300
Goose Creek	SC	150,000	241,637	None	None	150,000	241,637	391,637	46,311		03/18/04	300
Greenville	SC	390,000	462,847	None	None	390,000	462,847	852,847	175,106		07/22/99	300
Greenville	SC	300,000	402,392	None	None	300,000	402,392	702,392	152,235		07/22/99	300
Greenville	SC	370,000	432,695	None	None	370,000	432,695	802,695	163,699		07/22/99	300
Greenville	SC	620,000	483,604	None	None	620,000	483,604	1,103,604	182,958		07/22/99	300
Greenville	SC	680,000	423,604	None	None	680,000	423,604	1,103,604	160,258		07/22/99	300
Greer	SC	400,000	502,879	None	None	400,000	502,879	902,879	190,251		07/22/99	300
Hemingway	SC	246,269	458,069	1,500	None	246,269	459,569	705,838	14,617		03/27/08	300
Hilton Head	SC	500,000	691,637	None	None	500,000	691,637	1,191,637	132,561		03/18/04	300
Hilton Head	SC	185,500	344,510	None	None	185,500	344,510	530,010	64,883		04/14/04	300
Irmo	SC	690,000	461,637	None	None	690,000	461,637	1,151,637	88,478		03/18/04	300
Jackson	SC	170,000	632,626	None	None	170,000	632,626	802,626	239,339		07/22/99	300
Kingstree	SC	0	301,766	2,000	None	-	303,766	303,766	13,995		03/27/08	300
Kingstree	SC	209,328	389,965	1,000	None	209,328	390,965	600,293	12,423		03/27/08	300
Lake City	SC	202,292	376,398	1,500	None	202,292	377,898	580,190	12,031		03/27/08	300
Lexington	SC	255,000	545,000	None	None	255,000	545,000	800,000	291,575		08/25/95	300
Lexington	SC	640,000	563,891	None	None	640,000	563,891	1,203,891	213,333		07/22/99	300
Lexington	SC	540,000	563,588	None	None	540,000	563,588	1,103,588	213,218		07/22/99	300
Lexington	SC	360,000	843,891	None	None	360,000	843,891	1,203,891	319,266		07/22/99	300
Lugoff	SC	200,533	372,490	1,500	None	200,533	373,990	574,523	11,907		03/27/08	300
Moncks Corner	SC	351,812	654,578	1,000	None	351,812	655,578	1,007,390	20,802		03/27/08	300
Moncks Corner	SC	404,584	752,083	1,500	None	404,584	753,583	1,158,167	23,927		03/27/08	300
Mt. Pleasant	SC	668,443	1,241,940	1,000	None	668,443	1,242,940	1,911,383	39,402		03/27/08	300
Myrtle Beach	SC	140,725	261,942	1,000	None	140,725	262,942	403,667	8,369		03/27/08	300
Myrtle Beach	SC	492,537	913,807	2,500	None	492,537	916,307	1,408,844	29,124		03/27/08	300
Myrtle Beach	SC	527,718	980,766	1,500	None	527,718	982,266	1,509,984	31,169		03/27/08	300
Myrtle Beach	SC	703,624	1,307,326	1,000	None	703,624	1,308,326	2,011,950	41,473		03/27/08	300
Myrtle Beach	SC	0	176,002	1,500	None	-	177,502	177,502	5,685		03/27/08	300
Myrtle Beach	SC	0	753,979	1,500	None	-	755,479	755,479	23,987		03/27/08	300
Myrtle Beach	SC	0	327,278	1,000	None	-	328,278	328,278	18,911		03/27/08	300
Myrtle Beach	SC	0	277,019	1,000	None	-	278,019	278,019	13,994		03/27/08	300
North Augusta	SC	400,000	452,777	None	None	400,000	452,777	852,777	171,296		07/22/99	300
North Augusta	SC	330,000	481,637	None	None	330,000	481,637	811,637	92,311		03/18/04	300
North Augusta	SC	490,000	1,221,637	None	None	490,000	1,221,637	1,711,637	234,144		03/18/04	300
North Charleston	SC	400,000	650,000	None	None	400,000	650,000	1,050,000	347,750		08/25/95	300
Orangeburg	SC	320,000	691,637	None	None	320,000	691,637	1,011,637	132,561		03/18/04	300
Pinewood	SC	325,426	605,076	1,500	None	325,426	606,576	932,002	19,272		03/27/08	300
Simpsonville	SC	530,000	573,485	None	None	530,000	573,485	1,103,485	216,963		07/22/99	300
Spartanburg	SC	470,000	432,879	None	None	470,000	432,879	902,879	163,768		07/22/99	300
Summerton	SC	142,484	265,326	1,500	None	142,484	266,826	409,310	8,513		03/27/08	300
Summerville	SC	115,000	515,000	None	None	115,000	515,000	630,000	275,525		08/25/95	300
Summerville	SC	297,500	553,227	None	None	297,500	553,227	850,727	104,189		04/14/04	300
Sumter	SC	211,087	392,065	1,500	None	211,087	393,565	604,652	12,527		03/27/08	300
Sumter	SC	263,859	490,128	1,500	None	263,859	491,628	755,487	15,632		03/27/08	300
Sumter	SC	362,367	673,012	1,500	None	362,367	674,512	1,036,879	21,423		03/27/08	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Sumter	SC	181,183	336,587	1,500	None	181,183	338,087	519,270	10,770		03/27/08	300
Sumter	SC	154,797	287,584	1,500	None	154,797	289,084	443,881	9,218		03/27/08	300
Sumter	SC	351,812	653,469	1,500	None	351,812	654,969	1,006,781	20,805		03/27/08	300
Sumter	SC	334,222	620,801	1,500	None	334,222	622,301	956,523	19,770		03/27/08	300
Sumter	SC	281,450	522,796	1,500	None	281,450	524,296	805,746	16,667		03/27/08	300
Sumter	SC	149,520	278,284	1,000	None	149,520	279,284	428,804	8,886		03/27/08	300
Sumter	SC	146,002	271,250	1,500	None	146,002	272,750	418,752	8,701		03/27/08	300
Sumter	SC	372,921	693,113	1,000	None	372,921	694,113	1,067,034	22,022		03/27/08	300
Sumter	SC	149,520	277,726	1,500	None	149,520	279,226	428,746	8,906		03/27/08	300
Sumter	SC	262,100	486,861	1,500	None	262,100	488,361	750,461	15,529		03/27/08	300
Sumter	SC	184,701	344,620	None	None	184,701	344,620	529,321	10,912		03/27/08	300
West Aiken	SC	400,000	402,665	None	None	400,000	402,665	802,665	152,338		07/22/99	300
West Columbia	SC	410,000	693,574	None	None	410,000	693,574	1,103,574	262,397		07/22/99	300
West Columbia	SC	336,000	624,727	None	None	336,000	624,727	960,727	117,654		04/14/04	300
Arrington	TN	385,000	716,242	None	None	385,000	716,242	1,101,242	149,211		10/16/03	300
Athens	TN	175,000	326,242	None	None	175,000	326,242	501,242	67,961		10/16/03	300
Athens	TN	124,179	231,860	None	None	124,179	231,860	356,039	48,298		10/16/03	300
Benton	TN	192,500	358,742	None	None	192,500	358,742	551,242	74,732		10/16/03	300
Chattanooga	TN	181,731	338,741	None	None	181,731	338,741	520,472	70,565		10/16/03	300
Chattanooga	TN	168,000	313,242	None	None	168,000	313,242	481,242	65,252		10/16/03	300
Chattanooga	TN	175,000	326,242	-79,571	None	175,000	246,671	421,671	53,909		10/16/03	300
Chattanooga	TN	159,979	298,346	None	None	159,979	298,346	458,325	62,149		10/16/03	300
Chattanooga	TN	105,000	196,242	None	None	105,000	196,242	301,242	40,877		10/16/03	300
Chattanooga	TN	245,000	456,242	None	None	245,000	456,242	701,242	95,044		10/16/03	300
Chattanooga	TN	297,500	553,742	None	None	297,500	553,742	851,242	115,357		10/16/03	300
Chattanooga	TN	323,750	822,529	None	None	323,750	822,529	1,146,279	151,440		10/16/03	300
Chattanooga	TN	280,000	521,242	None	None	280,000	521,242	801,242	108,586		10/16/03	300
Chattanooga	TN	257,250	478,992	None	None	257,250	478,992	736,242	99,784		10/16/03	300
Chattanooga	TN	283,209	527,201	None	None	283,209	527,201	810,410	109,827		10/16/03	300
Chattanooga	TN	542,500	1,008,742	None	None	542,500	1,008,742	1,551,242	210,148		10/16/03	300
Chattanooga	TN	332,500	618,742	None	None	332,500	618,742	951,242	128,898		10/16/03	300
Chattanooga	TN	175,000	326,242	None	None	175,000	326,242	501,242	67,961		10/16/03	300
Cleveland	TN	110,009	205,545	None	None	110,009	205,545	315,554	42,816		10/16/03	300
Cleveland	TN	227,500	423,742	None	None	227,500	423,742	651,242	88,273		10/16/03	300
Cleveland	TN	280,000	521,242	None	None	280,000	521,242	801,242	108,586		10/16/03	300
Cleveland	TN	245,000	456,242	None	None	245,000	456,242	701,242	95,044		10/16/03	300
Cleveland	TN	157,500	293,742	None	None	157,500	293,742	451,242	61,190		10/16/03	300
Cleveland	TN	122,500	228,742	None	None	122,500	228,742	351,242	47,648		10/16/03	300
Cleveland	TN	300,373	559,077	None	None	300,373	559,077	859,450	116,468		10/16/03	300
Dayton	TN	262,500	488,742	None	None	262,500	488,742	751,242	101,815		10/16/03	300
Decatur	TN	181,731	338,742	None	None	181,731	338,742	520,473	70,565		10/16/03	300
Dunlap	TN	315,000	586,242	None	None	315,000	586,242	901,242	122,127		10/16/03	300
Etowah	TN	192,500	358,742	None	None	192,500	358,742	551,242	74,732		10/16/03	300
Gallatin	TN	525,000	976,242	None	None	525,000	976,242	1,501,242	203,377		10/16/03	300
Gray	TN	191,151	355,563	None	None	191,151	355,563	546,714	15,999		11/29/07	300
Harrison	TN	484,313	900,680	None	None	484,313	900,680	1,384,993	187,635		10/16/03	300
Hixson	TN	271,250	504,992	None	None	271,250	504,992	776,242	105,200		10/16/03	300
Hixson	TN	513,215	954,355	None	None	513,215	954,355	1,467,570	198,818		10/16/03	300
Hixson	TN	94,500	176,742	None	None	94,500	176,742	271,242	36,815		10/16/03	300
Hixson	TN	300,373	559,077	None	None	300,373	559,077	859,450	116,468		10/16/03	300
Kimball	TN	332,500	618,742	None	None	332,500	618,742	951,242	128,898		10/16/03	300
Kingsport	TN	155,603	289,545	None	None	155,603	289,545	445,148	13,028		11/29/07	300
Kingsport	TN	310,303	576,845	None	None	310,303	576,845	887,148	25,956		11/29/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

La Vergne	TN	340,000	650,000	None	None	340,000	650,000	990,000	347,750		08/25/95	300
Le Vergne	TN	577,500	1,073,742	-15,745	None	577,500	1,057,997	1,635,497	223,690		10/16/03	300
Manchester	TN	266,119	495,463	None	None	266,119	495,463	761,582	103,215		10/16/03	300
Manchester	TN	281,675	524,352	None	None	281,675	524,352	806,027	109,234		10/16/03	300
Manchester	TN	319,846	595,242	None	None	319,846	595,242	915,088	124,003		10/16/03	300
Monteagle	TN	271,173	504,849	None	None	271,173	504,849	776,022	105,171		10/16/03	300
Mt. Juliet	TN	397,128	738,764	None	None	397,128	738,764	1,135,892	153,903		10/16/03	300
Murfreesboro	TN	549,500	1,021,742	None	None	549,500	1,021,742	1,571,242	212,857		10/16/03	300
Murfreesboro	TN	467,810	870,032	None	None	467,810	870,032	1,337,842	181,250		10/16/03	300
Murfreesboro	TN	300,373	559,077	None	None	300,373	559,077	859,450	116,468		10/16/03	300
Nashville	TN	498,628	927,264	None	None	498,628	927,264	1,425,892	193,174		10/16/03	300
Ocoee	TN	119,792	223,713	-11,239	None	119,792	212,474	332,266	46,601		10/16/03	300
Ooltewah	TN	234,231	436,241	None	None	234,231	436,241	670,472	90,877		10/16/03	300
Ooltewah	TN	700,000	1,301,242	-190,623	None	700,000	1,110,619	1,810,619	249,777		10/16/03	300
Ooltewah	TN	105,000	196,242	None	None	105,000	196,242	301,242	40,877		10/16/03	300
Red Bank	TN	350,000	651,242	None	None	350,000	651,242	1,001,242	135,669		10/16/03	300
Red Bank	TN	300,373	559,077	-39,679	None	300,373	519,398	819,771	116,468		10/16/03	300
Roan Mountain	TN	286,303	532,274	None	None	286,303	532,274	818,577	23,951		11/29/07	300
Royal	TN	320,229	595,953	None	None	320,229	595,953	916,182	124,151		10/16/03	300
Smyrna	TN	426,466	793,251	None	None	426,466	793,251	1,219,717	165,254		10/16/03	300
Smyrna	TN	630,000	1,170,036	None	None	630,000	1,170,036	1,800,036	107,253		09/27/06	300
Soddy Daisy	TN	297,500	553,732	None	None	297,500	553,732	851,232	115,355		10/16/03	300
Soddy Daisy	TN	350,000	651,242	None	None	350,000	651,242	1,001,242	135,669		10/16/03	300
Soddy Daisy	TN	245,000	456,242	None	None	245,000	456,242	701,242	95,044		10/16/03	300
Sweetwater	TN	122,500	228,742	None	None	122,500	228,742	351,242	47,648		10/16/03	300
Sweetwater	TN	339,231	1,131,287	None	None	339,231	1,131,287	1,470,518	158,172		10/16/03	300
Sweetwater	TN	133,000	248,242	None	None	133,000	248,242	381,242	51,711		10/16/03	300
Abingdon	VA	57,847	107,997	None	None	57,847	107,997	165,844	4,858		11/29/07	300
Big Stone Gap	VA	527,303	979,860	None	None	527,303	979,860	1,507,163	44,092		11/29/07	300
Bristol	VA	213,369	396,824	None	None	213,369	396,824	610,193	17,855		11/29/07	300
Bristol	VA	268,303	498,845	None	None	268,303	498,845	767,148	22,446		11/29/07	300
Bristol	VA	171,156	318,428	None	None	171,156	318,428	489,584	14,328		11/29/07	300
Castlewood	VA	387,303	720,307	None	None	387,303	720,307	1,107,610	32,412		11/29/07	300
Cedar Bluff	VA	492,303	915,307	None	None	492,303	915,307	1,407,610	41,187		11/29/07	300
Chatham	VA	347,728	525,031	None	None	347,728	525,031	872,759	121,625		03/19/03	300
Chesapeake	VA	225,000	400,366	None	None	225,000	400,366	625,366	54,049		08/18/05	300
Clintwood	VA	378,553	703,610	None	None	378,553	703,610	1,082,163	31,661		11/29/07	300
Coeburn	VA	168,934	314,764	None	None	168,934	314,764	483,698	14,163		11/29/07	300
Coeburn	VA	312,303	581,021	None	None	312,303	581,021	893,324	26,144		11/29/07	300
Coeburn	VA	282,303	525,307	None	None	282,303	525,307	807,610	23,637		11/29/07	300
Collinsville	VA	84,465	130,137	None	None	84,465	130,137	214,602	30,141		03/19/03	300
Danville	VA	149,276	227,333	None	None	149,276	227,333	376,609	52,658		03/19/03	300
Danville	VA	83,644	128,884	None	None	83,644	128,884	212,528	29,851		03/19/03	300
Danville	VA	266,722	403,501	None	None	266,722	403,501	670,223	93,471		03/19/03	300
Franklin	VA	536,667	863,699	None	None	536,667	863,699	1,400,366	116,599		08/18/05	300
Gate City	VA	422,303	784,845	None	None	422,303	784,845	1,207,148	35,316		11/29/07	300
Hampton	VA	433,985	459,108	None	168	433,985	459,276	893,261	196,702		04/17/98	300
Highland Springs	VA	396,720	598,547	None	None	396,720	598,547	995,267	138,656		03/19/03	300
Honaker	VA	492,303	915,307	None	None	492,303	915,307	1,407,610	41,187		11/29/07	300
Martinsville	VA	246,820	373,653	None	None	246,820	373,653	620,473	86,556		03/19/03	300
Martinsville	VA	83,521	128,706	None	None	83,521	128,706	212,227	29,810		03/19/03	300
Midlothian	VA	325,000	302,872	None	None	325,000	302,872	627,872	137,760		08/21/97	300
Newport News	VA	490,616	605,304	None	168	490,616	605,472	1,096,088	229,991	01/20/00	04/17/98	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Norton	VA	157,826	293,688	None	None	157,826	293,688	451,514	13,214		11/29/07	300
Norton	VA	457,303	849,860	None	None	457,303	849,860	1,307,163	38,242		11/29/07	300
Norton	VA	222,256	413,344	None	None	222,256	413,344	635,600	18,599		11/29/07	300
Pound	VA	256,170	476,327	None	None	256,170	476,327	732,497	21,433		11/29/07	300
Pound	VA	276,303	513,717	None	None	276,303	513,717	790,020	23,116		11/29/07	300
Richlands	VA	140,051	261,125	None	None	140,051	261,125	401,176	11,749		11/29/07	300
Richmond	VA	700,000	400,740	None	168	700,000	400,908	1,100,908	171,704		04/17/98	300
Richmond	VA	700,000	440,965	None	168	700,000	441,133	1,141,133	188,932		04/17/98	300
Richmond	VA	400,000	250,875	None	168	400,000	251,043	651,043	107,511		04/17/98	300
Richmond	VA	1,000,000	740	None	168	1,000,000	908	1,000,908	371		04/17/98	300
Richmond	VA	700,000	100,695	None	168	700,000	100,863	800,863	43,185		04/17/98	300
Richmond	VA	1,144,841	3,371,146	None	None	1,144,841	3,371,146	4,515,987	857,802		08/22/02	300
Richmond	VA	298,227	451,014	None	None	298,227	451,014	749,241	104,478		03/19/03	300
Richmond	VA	329,698	498,015	None	None	329,698	498,015	827,713	115,366		03/19/03	300
Richmond	VA	213,982	324,659	None	None	213,982	324,659	538,641	75,205		03/19/03	300
Richmond	VA	482,735	727,776	None	None	482,735	727,776	1,210,511	168,594		03/19/03	300
Richmond	VA	350,453	529,365	None	None	350,453	529,365	879,818	122,629		03/19/03	300
Richmond	VA	323,496	488,918	None	None	323,496	488,918	812,414	113,259		03/19/03	300
Richmond	VA	278,443	421,584	None	None	278,443	421,584	700,027	97,660		03/19/03	300
Roanoke	VA	325,000	575,366	None	None	325,000	575,366	900,366	77,674		08/18/05	300
Rosedale	VA	211,147	393,160	None	None	211,147	393,160	604,307	17,691		11/29/07	300
Sandston	VA	152,535	232,528	None	None	152,535	232,528	385,063	53,862		03/19/03	300
South Boston	VA	160,893	244,778	None	None	160,893	244,778	405,671	56,700		03/19/03	300
St. Paul	VA	334,803	622,807	None	None	334,803	622,807	957,610	28,025		11/29/07	300
St. Paul	VA	422,303	785,307	None	None	422,303	785,307	1,207,610	35,337		11/29/07	300
Stafford	VA	271,865	601,997	None	None	271,865	601,997	873,862	289,961		12/20/96	300
Staunton	VA	675,000	1,000,366	None	None	675,000	1,000,366	1,675,366	135,049		08/18/05	300
Suffolk	VA	700,000	1,000,366	None	None	700,000	1,000,366	1,700,366	135,049		08/18/05	300
Tazewell	VA	153,382	285,882	None	None	153,382	285,882	439,264	12,863		11/29/07	300
Troutville	VA	575,000	975,366	None	None	575,000	975,366	1,550,366	131,674		08/18/05	300
Virginia Beach	VA	1,194,560	2,218,773	None	None	1,194,560	2,218,773	3,413,333	580,564		06/27/02	300
Warrenton	VA	515,971	649,125	None	None	515,971	649,125	1,165,096	312,662		12/20/96	300
Weber City	VA	369,803	687,345	None	None	369,803	687,345	1,057,148	30,929		11/29/07	300
Williamsburg	VA	838,172	1,556,910	None	None	838,172	1,556,910	2,395,082	407,316		06/27/02	300
Wise	VA	334,803	622,360	None	None	334,803	622,360	957,163	28,005		11/29/07	300
Wise	VA	66,733	124,517	None	None	66,733	124,517	191,250	5,602		11/29/07	300
Wise	VA	527,303	979,860	None	None	527,303	979,860	1,507,163	44,092		11/29/07	300
Wytheville	VA	1,222,535	1,577,830	None	None	1,222,535	1,577,830	2,800,365	213,007		08/18/05	300
Yorktown	VA	309,435	447,144	None	168	309,435	447,312	756,747	191,572		04/17/98	300

Craft and Novelty
Cutler Ridge	FL	743,498	657,485	182,751	35,192	743,498	875,428	1,618,926	333,075		12/31/98	300
Tampa	FL	401,874	933,768	28,336	19,195	401,874	981,299	1,383,173	416,938		12/23/97	300
Rockford	IL	159,587	618,398	None	22,550	159,587	640,948	800,535	322,286		11/26/96	300
Stony Brook	NY	980,000	1,801,586	5,641	232	980,000	1,807,459	2,787,459	717,750		01/11/99	300
Pleasant Hills	PA	631,084	1,172,563	None	None	631,084	1,172,563	1,803,647	287,276		11/01/02	300

Distribution and Office
Escondido	CA	1,949,375	12,966,248	800	None	1,949,375	12,967,048	14,916,423	681,120	08/13/07	01/18/06	300
Lenexa	KS	3,688,591	6,850,770	None	None	3,688,591	6,850,770	10,539,361	810,675		01/06/06	300
Wilbraham	MA	9,626,112	17,877,779	2,500	None	9,626,112	17,880,279	27,506,391	983,594		08/30/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Drug Stores
Montgomery	AL	1,150,000	1,479,627	None	None	1,150,000	1,479,627	2,629,627	229,350		02/09/05	300
Bakersfield	CA	0	3,501,678	None	None	-	3,501,678	3,501,678	122,558		02/26/08	300
Encinitas	CA	0	3,751,713	None	None	-	3,751,713	3,751,713	131,309		02/26/08	300
Indio	CA	2,205,539	4,096,524	None	None	2,205,539	4,096,524	6,302,063	143,377		02/21/08	300
Tracy	CA	2,467,993	4,584,246	None	None	2,467,993	4,584,246	7,052,239	191,010		12/20/07	300
Colorado Springs	CO	1,025,000	1,645,371	None	None	1,025,000	1,645,371	2,670,371	255,024		02/09/05	300
Fort Collins	CO	1,100,000	1,385,014	None	None	1,100,000	1,385,014	2,485,014	214,668		02/09/05	300
Casselberry	FL	1,075,020	1,664,284	None	None	1,075,020	1,664,284	2,739,304	685,158		09/30/98	300
Adel	GA	500,000	1,056,116	None	None	500,000	1,056,116	1,556,116	156,651		04/29/05	300
Blackshear	GA	430,000	1,005,393	None	None	430,000	1,005,393	1,435,393	149,127		04/29/05	300
Bowdon	GA	410,000	1,010,615	None	None	410,000	1,010,615	1,420,615	149,902		04/29/05	300
Cairo	GA	330,000	1,152,243	None	None	330,000	1,152,243	1,482,243	170,910		04/29/05	300
Quitman	GA	730,000	856,586	None	None	730,000	856,586	1,586,586	132,762		02/09/05	300
Woodstock	GA	930,000	1,035,544	None	None	930,000	1,035,544	1,965,544	153,606		04/29/05	300
Blackfoot	ID	560,000	1,932,186	None	None	560,000	1,932,186	2,492,186	299,480		02/09/05	300
Burley	ID	700,000	2,011,543	None	None	700,000	2,011,543	2,711,543	311,780		02/09/05	300
Chubbuck	ID	890,000	1,267,183	None	None	890,000	1,267,183	2,157,183	196,405		02/09/05	300
Salem	IN	0	2,351,296	None	None	-	2,351,296	2,351,296	223,373		08/16/06	300
Elkton	MD	1,751,013	3,252,546	None	None	1,751,013	3,252,546	5,003,559	113,838		02/21/08	300
Laurel	MD	0	2,400,696	None	None	-	2,400,696	2,400,696	228,066		08/16/06	300
Portland	ME	2,100,849	3,902,402	None	None	2,100,849	3,902,402	6,003,251	162,599		12/20/07	300
Gladwin	MI	1,365,747	2,536,910	None	None	1,365,747	2,536,910	3,902,657	88,791		02/21/08	300
Metamora	MI	859,139	2,291,557	None	None	859,139	2,291,557	3,150,696	217,698		08/16/06	300
Carson City	NV	800,000	2,770,950	None	None	800,000	2,770,950	3,570,950	429,489		02/09/05	300
Reno	NV	1,100,000	2,602,911	None	None	1,100,000	2,602,911	3,702,911	403,443		02/09/05	300
Reno	NV	850,000	2,306,647	None	None	850,000	2,306,647	3,156,647	357,522		02/09/05	300
Sparks	NV	1,000,000	2,271,513	None	None	1,000,000	2,271,513	3,271,513	352,076		02/09/05	300
Sun Valley	NV	550,000	2,678,380	None	None	550,000	2,678,380	3,228,380	415,140		02/09/05	300
Cortland	OH	1,440,000	1,364,725	1,250	None	1,440,000	1,365,975	2,805,975	211,560		02/09/05	300
Madison	OH	580,000	1,272,742	None	None	580,000	1,272,742	1,852,742	188,784		04/29/05	300
Mayfield Heights	OH	0	2,703,730	None	None	-	2,703,730	2,703,730	94,630		02/21/08	300
Warren	OH	960,000	1,326,083	None	None	960,000	1,326,083	2,286,083	205,534		02/09/05	300
Warren	OH	800,000	1,241,503	None	None	800,000	1,241,503	2,041,503	192,424		02/09/05	300
Willowick	OH	530,000	1,241,308	None	None	530,000	1,241,308	1,771,308	184,122		04/29/05	300
Beaver	PA	0	3,003,160	None	None	-	3,003,160	3,003,160	125,131		12/20/07	300
Delmont	PA	720,000	1,246,023	10,475	None	720,000	1,256,498	1,976,498	193,911		02/09/05	300
Gettysburg	PA	0	2,500,750	None	None	-	2,500,750	2,500,750	237,571		08/16/06	300
Girard	PA	0	1,812,483	None	None	-	1,812,483	1,812,483	365,565		02/09/05	300
Johnstown	PA	250,000	2,593,436	None	None	250,000	2,593,436	2,843,436	401,974		02/09/05	300
Johnstown	PA	600,000	2,010,255	None	None	600,000	2,010,255	2,610,255	311,581		02/09/05	300
Murrysville	PA	710,000	1,666,912	None	None	710,000	1,666,912	2,376,912	258,359		02/09/05	300
Oakdale	PA	1,255,750	2,995,001	None	None	1,255,750	2,995,001	4,250,751	284,525		08/16/06	300
Philadelphia	PA	0	3,803,732	None	None	-	3,803,732	3,803,732	133,129		02/26/08	300
Reading	PA	1,400,000	3,304,996	None	None	1,400,000	3,304,996	4,704,996	115,673		02/21/08	300
Saint Marys	PA	1,663,632	3,090,403	None	None	1,663,632	3,090,403	4,754,035	128,767		12/20/07	300
Slippery Rock	PA	0	1,811,488	None	None	-	1,811,488	1,811,488	359,623		02/09/05	300
West Norriton	PA	0	3,603,611	None	None	-	3,603,611	3,603,611	126,125		02/21/08	300
Wexford	PA	2,300,000	2,606,080	None	None	2,300,000	2,606,080	4,906,080	91,212		02/21/08	300
Yeadon	PA	0	3,253,285	None	None	-	3,253,285	3,253,285	135,553		12/20/07	300
Fredericksburg	VA	0	2,901,815	None	None	-	2,901,815	2,901,815	101,562		02/21/08	300
Buckhannon	WV	1,716,898	3,189,190	None	None	1,716,898	3,189,190	4,906,088	111,620		02/21/08	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Entertainment
Riverside	CA	7,800,000	130	-416,985	None	7,800,000	(416,855)	7,383,145	31		07/05/02	300
Vista	CA	2,300,000	22	None	None	2,300,000	22	2,300,022	8		03/31/99	300
Dania	FL	8,272,080	1,713	None	None	8,272,080	1,713	8,273,793	648		03/31/99	300
Marietta	GA	1,500,000	768	None	None	1,500,000	768	1,500,768	216		06/29/01	300
Norcross	GA	1,600,000	768	None	None	1,600,000	768	1,600,768	216		06/29/01	300
Greensboro	NC	4,000,000	463	None	None	4,000,000	463	4,000,463	112		07/05/02	300
Brookhaven	NY	1,500,000	745	None	None	1,500,000	745	1,500,745	282		07/23/99	300
Riverhead	NY	6,200,000	744	None	None	6,200,000	744	6,200,744	281		07/23/99	300

Equipment Rental Services
Lake Worth	FL	679,079	1,262,568	None	None	679,079	1,262,568	1,941,647	275,661		07/03/03	300
Amarillo	TX	140,000	419,734	None	173	140,000	419,907	559,907	335,674		09/12/88	300
Lewisville	TX	1,010,134	1,877,384	None	None	1,010,134	1,877,384	2,887,518	409,895		07/03/03	300

Financial Services
Phoenix	AZ	245,137	456,324	None	None	245,137	456,324	701,461	15,971		02/01/08	300
Canon City	CO	66,500	147,699	None	146	66,500	147,845	214,345	123,215		11/12/87	300
Colorado Springs	CO	313,250	695,730	40,500	20,171	313,250	756,401	1,069,651	656,622		03/10/87	300
Clearwater	FL	476,179	725,023	6,500	26,887	476,179	758,410	1,234,589	314,086		12/31/98	300
Orlando	FL	532,556	940,177	None	None	532,556	940,177	1,472,733	92,418	06/09/06	12/15/05	300
Hinesville	GA	172,611	383,376	None	11,006	172,611	394,382	566,993	318,984		12/22/87	300
Couer D'Alene	ID	165,900	368,468	None	None	165,900	368,468	534,368	309,696		09/21/87	300
Blue Springs	MO	222,569	494,333	None	93	222,569	494,426	716,995	379,151		07/31/89	300
Albuquerque	NM	80,500	178,794	8,003	299	80,500	187,096	267,596	150,460		10/29/87	300
Santa Fe	NM	70,000	155,473	None	327	70,000	155,800	225,800	130,257		10/29/87	300
Pasadena	TX	385,199	716,468	None	None	385,199	716,468	1,101,667	25,076		02/01/08	300
Madison	WI	154,375	287,794	None	None	154,375	287,794	442,169	10,073		02/01/08	300
Milwaukee	WI	265,985	495,071	None	None	265,985	495,071	761,056	17,328		02/01/08	300

General Merchandise
Canon City	CO	339,045	630,531	None	None	339,045	630,531	969,576	53,595		11/02/06	300
Monte Vista	CO	47,652	582,159	None	None	47,652	582,159	629,811	233,847		12/23/98	300
Groveland	FL	101,782	189,258	None	189	101,782	189,447	291,229	74,142		03/31/99	300
Titusville	FL	176,459	579,793	None	22,666	176,459	602,459	778,918	294,852		11/26/96	300
Clarinda	IA	439,267	816,010	None	None	439,267	816,010	1,255,277	85,681		05/25/06	300
Garnett	KS	59,690	518,121	None	None	59,690	518,121	577,811	208,126		12/23/98	300
Hillsboro	KS	335,292	622,914	None	None	335,292	622,914	958,206	65,406		05/25/06	300
Phillipsburg	KS	423,725	787,146	None	None	423,725	787,146	1,210,871	82,650		05/25/06	300
Caledonia	MN	89,723	559,300	None	None	89,723	559,300	649,023	224,669		12/23/98	300
Long Prarie	MN	88,892	553,997	None	None	88,892	553,997	642,889	222,537		12/23/98	300
Paynesvile	MN	49,483	525,406	None	None	49,483	525,406	574,889	211,053		12/23/98	300
Spring Valley	MN	69,785	579,238	None	None	69,785	579,238	649,023	232,678		12/23/98	300
Warroad	MN	70,000	580,000	None	None	70,000	580,000	650,000	232,967		12/23/98	300
Kansas City	MO	210,070	466,571	None	239	210,070	466,810	676,880	379,606		05/13/88	300
Kansas City	MO	168,350	373,910	None	239	168,350	374,149	542,499	304,240		05/26/88	300
Willow Springs	MO	416,494	773,718	None	None	416,494	773,718	1,190,212	81,240		05/25/06	300
Mayville	ND	59,333	565,562	None	None	59,333	565,562	624,895	227,199		12/23/98	300
Ainsworth	NE	362,675	673,768	None	None	362,675	673,768	1,036,443	70,746		05/25/06	300
Imperial	NE	388,599	721,914	None	None	388,599	721,914	1,110,513	73,395		06/28/06	300
Bloomfield	NM	59,559	616,252	None	None	59,559	616,252	675,811	247,542		12/23/98	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Milwaukie	OR	180,250	400,336	49,088	24,085	180,250	473,509	653,759	344,892		08/06/87	300
Memphis	TN	197,708	507,647	None	248	197,708	507,895	705,603	209,107		09/30/98	300
Coleman	TX	243,060	451,661	None	None	243,060	451,661	694,721	47,424		05/25/06	300
Colorado City	TX	92,535	505,276	None	None	92,535	505,276	597,811	202,966		12/23/98	300
Devine	TX	212,408	394,735	None	None	212,408	394,735	607,143	41,447		05/25/06	300
Midland	TX	544,075	1,322,431	None	None	544,075	1,322,431	1,866,506	575,145		02/03/98	300
Presidio	TX	407,657	757,362	None	None	407,657	757,362	1,165,019	79,523		05/25/06	300
Winnsboro	TX	79,280	1,299,056	None	None	79,280	1,299,056	1,378,336	110,609	10/19/06	09/07/06	300
Yoakum	TX	390,147	724,821	None	None	390,147	724,821	1,114,968	76,106		05/25/06	300
Provo	UT	125,395	278,507	4,568	13	125,395	283,088	408,483	208,583		01/25/90	300
Puyallup	WA	173,250	384,795	None	23,063	173,250	407,858	581,108	326,444		09/15/87	300
Redmond	WA	196,000	435,317	35,856	29,398	196,000	500,571	696,571	368,976		09/17/87	300
Tacoma	WA	189,000	419,777	None	19,263	189,000	439,040	628,040	356,864		08/25/87	300

Grocery Stores
Cloverdale	CA	1,505,000	2,795,321	None	None	1,505,000	2,795,321	4,300,321	591,676		09/30/03	300
Fortuna	CA	1,190,000	2,210,308	None	None	1,190,000	2,210,308	3,400,308	467,848		09/30/03	300
Boulder	CO	426,675	1,199,508	None	91,660	426,675	1,291,168	1,717,843	1,039,252		01/05/84	180
Council Bluffs	IA	255,217	117,792	47,188	16,846	255,217	181,826	437,043	73,887		11/26/96	300
Warsaw	IN	2,140,000	4,689,646	None	None	2,140,000	4,689,646	6,829,646	351,712		02/09/07	300
Reno	NV	456,000	562,344	19,733	30,375	456,000	612,452	1,068,452	459,861		05/26/88	300
Central Point	OR	840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	330,265		09/30/03	300
Phoenix	OR	840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	330,265		09/30/03	300
Sheboygan	WI	1,513,216	4,427,968	15,220	12,018	1,513,216	4,455,206	5,968,422	1,673,537	06/03/99	08/24/98	300

Health and Fitness
Paradise Valley	AZ	2,608,389	3,418,783	None	None	2,608,389	3,418,783	6,027,172	940,131	06/06/02	06/26/01	300
Diamond Bar	CA	3,038,879	4,338,722	None	None	3,038,879	4,338,722	7,377,601	1,597,576	03/21/00	09/29/98	300
Norco	CA	1,247,243	3,807,569	None	None	1,247,243	3,807,569	5,054,812	1,336,988	12/13/00	06/29/99	300
Casselberry	FL	1,979,598	8,256,394	14,554	287,166	1,979,598	8,558,114	10,537,712	2,779,882	12/30/03	05/31/95	300
Coral Springs	FL	891,496	2,798,204	None	25	891,496	2,798,229	3,689,725	1,141,579	11/03/98	03/30/98	300
Hialeah	FL	2,104,393	3,910,500	None	None	2,104,393	3,910,500	6,014,893	280,236		03/26/07	300
Miami	FL	3,115,101	4,439,526	None	25	3,115,101	4,439,551	7,554,652	1,523,341	05/19/00	06/07/99	300
Oakland Park	FL	2,800,000	2,196,480	None	None	2,800,000	2,196,480	4,996,480	563,955	07/06/01	03/27/01	300
Orlando	FL	2,144,778	3,755,905	None	None	2,144,778	3,755,905	5,900,683	773,195	08/07/03	11/26/02	300
Pembroke Pines	FL	1,714,388	4,387,824	None	25	1,714,388	4,387,849	6,102,237	1,420,025	12/11/00	10/01/99	300
Bolinbrook	IL	3,010,512	8,161,186	None	None	3,010,512	8,161,186	11,171,698	348,728	10/26/07	01/24/07	300
Glendale Heights	IL	1,213,770	2,255,063	None	None	1,213,770	2,255,063	3,468,833	161,611		03/26/07	300
Indianapolis	IN	3,008,186	6,999,881	None	None	3,008,186	6,999,881	10,008,067	457,608	03/20/07	08/03/06	300
Southport	IN	2,121,873	7,522,735	None	None	2,121,873	7,522,735	9,644,608	273,287	12/20/07	06/08/07	300
Nottingham	MD	3,055,453	5,675,230	None	None	3,055,453	5,675,230	8,730,683	406,724		03/26/07	300
Roseville	MN	3,611,925	8,804,654	None	None	3,611,925	8,804,654	12,416,579	323,779	06/05/08	04/18/07	300
East Brunswick	NJ	1,654,529	3,073,912	None	None	1,654,529	3,073,912	4,728,441	230,543		02/16/07	300
Yonkers	NY	1,488,894	2,765,894	None	None	1,488,894	2,765,894	4,254,788	198,221		03/26/07	300
Beachwood	OH	1,504,354	2,794,305	None	None	1,504,354	2,794,305	4,298,659	209,566		02/16/07	300
Philadelphia	PA	2,254,830	4,188,725	None	None	2,254,830	4,188,725	6,443,555	314,154		02/16/07	300
Cypress	TX	1,417,377	5,696,789	None	None	1,417,377	5,696,789	7,114,166	579,093	05/15/06	09/14/05	300
Dallas	TX	5,293,733	6,555,637	None	None	5,293,733	6,555,637	11,849,370	604,359	08/04/06	11/09/05	300
Fort Worth	TX	1,445,901	5,277,886	None	None	1,445,901	5,277,886	6,723,787	1,809,171	06/02/00	06/30/99	300
Keller	TX	1,478,222	5,679,604	None	None	1,478,222	5,679,604	7,157,826	724,527	09/08/05	12/16/04	300
McKinney	TX	1,805,460	5,972,111	None	None	1,805,460	5,972,111	7,777,571	707,669	12/07/05	04/20/05	300
Plano	TX	3,178,115	5,832,224	None	None	3,178,115	5,832,224	9,010,339	691,290	12/06/05	04/22/05	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Home Furnishings
Osceola	AR	88,759	520,047	None	None	88,759	520,047	608,806	219,285		06/30/98	300
Danbury	CT	630,171	3,621,163	41,456	183	630,171	3,662,802	4,292,973	1,661,963		09/30/97	300
Brandon	FL	430,000	1,020,608	None	None	430,000	1,020,608	1,450,608	430,354		06/26/98	300
Deerfield Beach	FL	475,000	871,738	None	48,623	475,000	920,361	1,395,361	369,824		01/29/99	300
Jupiter	FL	1,698,316	3,209,801	None	189	1,698,316	3,209,990	4,908,306	1,107,357		05/03/00	300
Tampa	FL	685,000	885,624	None	None	685,000	885,624	1,570,624	373,436		06/26/98	300
Tampa	FL	494,763	767,737	71,880	1,870	494,763	841,487	1,336,250	381,762		12/31/98	300
West Palm Beach	FL	347,651	706,081	69,111	32,441	347,651	807,633	1,155,284	330,600		12/31/98	300
Rome	GA	254,902	486,812	None	251	254,902	487,063	741,965	236,239		11/26/96	300
Davenport	IA	270,000	930,689	None	146	270,000	930,835	1,200,835	392,475		06/26/98	300
Boise	ID	158,400	351,812	None	3,010	158,400	354,822	513,222	286,542		05/06/88	300
Nampa	ID	183,743	408,101	None	3,548	183,743	411,649	595,392	332,477		05/06/88	300
Joilet	IL	440,000	910,689	None	None	440,000	910,689	1,350,689	384,005		06/26/98	300
Anderson	IN	180,628	653,162	100,170	16,122	180,628	769,454	950,082	332,922		11/26/96	300
Wichita	KS	430,000	740,725	None	146	430,000	740,871	1,170,871	312,373		06/26/98	300
Alexandria	LA	400,000	810,608	None	None	400,000	810,608	1,210,608	341,804		06/26/98	300
Monroe	LA	450,000	835,608	None	None	450,000	835,608	1,285,608	352,346		06/26/98	300
Shreveport	LA	525,000	725,642	None	None	525,000	725,642	1,250,642	305,977		06/26/98	300
Battle Creek	MI	485,000	895,689	None	None	485,000	895,689	1,380,689	377,680		06/26/98	300
Eden Prairie	MN	500,502	1,055,244	None	None	500,502	1,055,244	1,555,746	416,785		03/01/99	300
Gulfport	MS	299,464	502,326	29,818	17,031	299,464	549,175	848,639	245,491		11/26/96	300
Hattiesburg	MS	300,000	660,608	None	None	300,000	660,608	960,608	278,554		06/26/98	300
Ridgeland	MS	281,867	769,890	None	211	281,867	770,101	1,051,968	355,423		06/27/97	300
Omaha	NE	1,956,296	3,949,402	None	179	1,956,296	3,949,581	5,905,877	1,849,420		04/04/97	300
Henderson	NV	1,268,655	3,109,995	None	194	1,268,655	3,110,189	4,378,844	1,404,494		09/26/97	300
Staten Island	NY	3,190,883	2,569,802	None	1,094	3,190,883	2,570,896	5,761,779	1,109,943		03/26/98	300
Lancaster	OH	250,000	830,689	None	230	250,000	830,919	1,080,919	350,314		06/26/98	300
Altoona	PA	455,000	745,694	None	None	455,000	745,694	1,200,694	314,432		06/26/98	300
Erie	PA	510,000	900,689	None	None	510,000	900,689	1,410,689	379,788		06/26/98	300
Muncy	PA	315,000	835,648	None	None	315,000	835,648	1,150,648	352,363		06/26/98	300
Whitehall	PA	515,525	1,146,868	None	457	515,525	1,147,325	1,662,850	483,743		06/30/98	300
Columbia	SC	600,000	900,725	None	428	600,000	901,153	1,501,153	379,898		06/26/98	300
Jackson	TN	380,000	750,608	None	None	380,000	750,608	1,130,608	316,504		06/26/98	300
Memphis	TN	804,262	1,432,520	None	730	804,262	1,433,250	2,237,512	661,744		06/30/97	300
Abilene	TX	400,000	680,616	None	None	400,000	680,616	1,080,616	286,991		06/26/98	300
Cedar Park	TX	253,591	827,237	None	3,011	253,591	830,248	1,083,839	391,007		03/26/97	300
Houston	TX	867,767	687,042	None	2,126	867,767	689,168	1,556,935	324,533		03/07/97	300
Plainview	TX	125,000	734,558	40,000	21,682	125,000	796,240	921,240	447,411		01/24/84	180
San Antonio	TX	323,451	637,991	47,914	34,266	323,451	720,171	1,043,622	331,227		12/31/98	300
Spring	TX	1,794,872	1,810,069	None	133	1,794,872	1,810,202	3,605,074	817,370		09/29/97	300
Webster	TX	283,604	538,002	2,470	226	283,604	540,698	824,302	249,633		06/13/97	300
Lacey	WA	171,150	380,125	21,071	117	171,150	401,313	572,463	324,037		08/13/87	300
Eau Claire	WI	260,000	820,689	None	146	260,000	820,835	1,080,835	346,091		06/26/98	300
La Crosse	WI	372,883	877,812	None	146	372,883	877,958	1,250,841	370,178		06/26/98	300

Home Improvements
Lawndale	CA	667,007	1,238,841	None	None	667,007	1,238,841	1,905,848	497,600		12/31/98	300
Los Angeles	CA	902,494	1,676,204	None	None	902,494	1,676,204	2,578,698	673,273		12/31/98	300
Los Angeles	CA	163,668	304,097	None	78	163,668	304,175	467,843	122,169		12/31/98	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Van Nuys	CA	750,293	1,393,545	None	None	750,293	1,393,545	2,143,838	559,738		12/31/98	300
West Covina	CA	311,040	577,733	None	None	311,040	577,733	888,773	232,055		12/31/98	300
Orange Park	FL	478,314	618,348	None	280	478,314	618,628	1,096,942	248,637		12/31/98	300
Pensacola	FL	419,842	1,899,287	58,581	34,745	419,842	1,992,613	2,412,455	969,024		11/26/96	300
Des Moines	IA	225,771	682,604	None	None	225,771	682,604	908,375	271,896		01/29/99	300
Broadview	IL	345,166	641,739	None	None	345,166	641,739	986,905	257,776		12/31/98	300
Springfield	IL	219,859	630,595	17,583	4	219,859	648,182	868,041	307,259		11/26/96	300
Lenexa	KS	1,051,077	1,952,233	None	None	1,051,077	1,952,233	3,003,310	231,014		01/06/06	300
Baltimore	MD	171,320	318,882	None	None	171,320	318,882	490,202	128,095		12/31/98	300
Blue Springs	MO	870,071	1,616,080	None	None	870,071	1,616,080	2,486,151	191,236		01/06/06	300
Chillicothe	MO	804,948	1,495,138	None	None	804,948	1,495,138	2,300,086	176,925		01/06/06	300
Columbia	MO	2,039,436	3,787,757	None	None	2,039,436	3,787,757	5,827,193	448,218		01/06/06	300
Columbia,	MO	1,080,521	2,006,915	None	None	1,080,521	2,006,915	3,087,436	237,485		01/06/06	300
Fulton	MO	791,603	1,470,353	None	None	791,603	1,470,353	2,261,956	173,992		01/06/06	300
Jefferson City	MO	1,481,299	2,751,217	None	None	1,481,299	2,751,217	4,232,516	325,561		01/06/06	300
Kirksville	MO	1,421,788	2,640,696	None	None	1,421,788	2,640,696	4,062,484	312,482		01/06/06	300
Macon	MO	493,394	916,537	None	None	493,394	916,537	1,409,931	108,457		01/06/06	300
Moberly	MO	1,293,387	2,402,283	None	None	1,293,387	2,402,283	3,695,670	284,269		01/06/06	300
Omaha	NE	1,515,773	2,816,678	None	None	1,515,773	2,816,678	4,332,451	333,308		01/06/06	300
Rochester	NY	158,168	294,456	None	None	158,168	294,456	452,624	118,284		12/31/98	300
Carrollton	TX	201,569	374,342	None	None	201,569	374,342	575,911	75,492		12/05/03	300
Mesquite	TX	1,049,287	1,949,085	134,528	75,976	1,049,287	2,159,589	3,208,876	642,387		03/28/02	300
Midland	TX	1,590,052	2,953,473	None	None	1,590,052	2,953,473	4,543,525	349,494		01/06/06	300
Odessa	TX	1,346,834	2,501,783	None	None	1,346,834	2,501,783	3,848,617	296,044		01/06/06	300
Pasadena	TX	147,535	274,521	None	None	147,535	274,521	422,056	110,268		12/31/98	300
Plano	TX	363,851	676,249	None	None	363,851	676,249	1,040,100	271,629		12/31/98	300
San Antonio	TX	367,890	683,750	None	None	367,890	683,750	1,051,640	274,642		12/31/98	300
Chesapeake	VA	144,014	649,869	None	11,754	144,014	661,623	805,637	594,490		12/22/86	300
Spokane	WA	66,150	146,921	None	242	66,150	147,163	213,313	122,555		11/18/87	300

Motor Vehicle Delearships
Robertsdale	AL	3,026,015	6,117,490	None	None	3,026,015	6,117,490	9,143,505	492,261	01/29/07	04/07/06	300
Golden	CO	4,004,339	1,602,070	None	None	4,004,339	1,602,070	5,606,409	280,362		08/25/04	300
Longmont	CO	2,502,092	6,906,609	None	None	2,502,092	6,906,609	9,408,701	1,208,656		08/25/04	300
Gulf Breeze	FL	3,518,413	905,480	None	None	3,518,413	905,480	4,423,893	98,094		04/07/06	300
Pooler	GA	1,339,957	1,831,350	None	None	1,339,957	1,831,350	3,171,307	198,060		03/01/06	300
Snellville	GA	1,137,266	3,221,767	None	None	1,137,266	3,221,767	4,359,033	390,998		10/25/05	300
Woodstock	GA	2,509,102	2,509,993	None	None	2,509,102	2,509,993	5,019,095	322,116		10/25/05	300
Island Lake	IL	2,107,134	6,383,412	None	None	2,107,134	6,383,412	8,490,546	913,188		12/31/04	300
Colfax	NC	1,125,979	2,196,033	None	None	1,125,979	2,196,033	3,322,012	352,611		12/31/04	300
Statesville	NC	2,353,825	4,159,653	None	None	2,353,825	4,159,653	6,513,478	644,227		05/13/04	300
Chichester	NH	578,314	4,546,307	None	None	578,314	4,546,307	5,124,621	718,022		10/01/04	300
Churchville	NY	1,000,000	5,755,166	None	None	1,000,000	5,755,166	6,755,166	590,883	06/06/06	03/23/06	300
Green	OH	715,953	554,589	None	None	715,953	554,589	1,270,542	73,453	02/13/06	01/19/05	300
Hillsboro	OR	1,611,084	1,936,755	None	None	1,611,084	1,936,755	3,547,839	177,536		09/01/06	300
Woods Village	OR	3,822,277	5,687,110	None	None	3,822,277	5,687,110	9,509,387	456,763		09/01/06	300
Connellsville	PA	264,670	587,843	None	1,753	264,670	589,596	854,266	497,179		08/17/87	300
Columbia	SC	1,145,120	2,770,957	None	None	1,145,120	2,770,957	3,916,077	132,617		03/03/05	300
Myrtle Beach	SC	4,099,824	2,081,997	-1,800,804	None	4,099,824	281,193	4,381,017	315,654	07/28/00	03/03/05	300
Spartanburg	SC	1,234,815	3,111,921	-428,405	None	1,234,815	2,683,516	3,918,331	470,743		03/03/05	300
Austin	TX	2,100,000	3,900,895	None	None	2,100,000	3,900,895	6,000,895	149,533		01/31/08	300
Katy	TX	1,347,454	8,564,135	None	None	1,347,454	8,564,135	9,911,589	1,077,557	10/28/05	01/25/05	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Office Supplies
Lakewood	CA	1,398,387	3,098,607	None	None	1,398,387	3,098,607	4,496,994	1,482,091		01/29/97	300
Riverside	CA	1,410,177	1,659,850	None	None	1,410,177	1,659,850	3,070,027	749,633		09/17/97	300
Casselberry	FL	0	1,277,112	None	None	-	1,277,112	1,277,112	159,632	07/14/05	01/25/05	300
Hutchinson	KS	269,964	1,704,013	36,489	None	269,964	1,740,502	2,010,466	787,402		06/25/97	300
Salina	KS	240,423	1,829,837	51,939	None	240,423	1,881,776	2,122,199	852,010		06/25/97	300
Sikeston	MO	409,114	2,005,416	None	None	409,114	2,005,416	2,414,530	558,161		01/24/02	300
Helena	MT	564,241	1,503,118	14,233	None	564,241	1,517,351	2,081,592	698,885		06/09/97	300
Asheboro	NC	465,557	2,176,416	21,418	None	465,557	2,197,834	2,663,391	955,755		03/27/98	300
Westbury	NY	3,808,076	2,377,932	None	None	3,808,076	2,377,932	6,186,008	1,073,785		09/29/97	300
New Philiadelphia	OH	726,636	1,650,672	7,960	None	726,636	1,658,632	2,385,268	769,798		05/30/97	300

Pet Supplies and Services
Tampa	FL	347,794	905,248	46,000	14,368	347,794	965,616	1,313,410	387,955		12/31/98	300
Duluth	GA	361,058	1,591,629	None	None	361,058	1,591,629	1,952,687	574,757	01/27/99	09/29/98	300
Marietta	GA	495,412	1,526,370	None	None	495,412	1,526,370	2,021,782	534,537	05/28/99	09/29/98	300
Indianapolis	IN	427,000	1,296,901	None	None	427,000	1,296,901	1,723,901	448,238	03/10/00	01/19/99	300
Sudbury	MA	543,038	2,477,213	None	None	543,038	2,477,213	3,020,251	837,192	11/12/99	09/30/98	300
Tyngsborough	MA	312,204	1,222,522	None	None	312,204	1,222,522	1,534,726	515,490		06/12/98	300
Matthews	NC	610,177	1,394,743	None	None	610,177	1,394,743	2,004,920	583,467		07/17/98	300
North Plainfield	NJ	985,430	1,590,447	None	17	985,430	1,590,464	2,575,894	586,736		09/24/98	300
Albuquerque	NM	684,036	874,914	300,000	42,875	684,036	1,217,789	1,901,825	479,875		12/31/98	300
Dickson City	PA	659,790	1,880,722	5,396	None	659,790	1,886,118	2,545,908	868,957		06/20/97	300
Mt Pleasant	SC	40,700	180,400	17,385	18,995	40,700	216,780	257,480	183,881		12/22/81	180
Clarksville	TN	290,775	395,870	None	109	290,775	395,979	686,754	192,105		11/26/96	300

Private Education
Peoria	AZ	281,750	625,779	11,928	32,448	281,750	670,155	951,905	517,478		03/30/88	300
Coconut Creek	FL	310,111	1,243,682	None	None	310,111	1,243,682	1,553,793	466,667	08/02/99	12/01/98	300
Las Vegas	NV	1,080,444	3,346,772	None	None	1,080,444	3,346,772	4,427,216	1,444,594		03/04/98	300
Missouri City	TX	221,025	437,593	2,202	21,608	221,025	461,403	682,428	321,483		12/13/90	300
Sugar Land	TX	1,600,000	6,300,995	None	None	1,600,000	6,300,995	7,900,995	640,598		06/28/06	300
Chantilly	VA	688,917	3,208,607	None	None	688,917	3,208,607	3,897,524	1,166,947	05/07/99	09/30/98	300
Kingstowne	VA	300,000	1,191,396	None	None	300,000	1,191,396	1,491,396	407,362	08/22/00	11/08/99	300

Restaurants
Alabaster	AL	335,197	622,697	None	None	335,197	622,697	957,894	57,081		09/14/06	300
Andalusia	AL	252,403	468,949	None	None	252,403	468,949	721,352	42,987		09/14/06	300
Atmore	AL	272,044	505,636	None	None	272,044	505,636	777,680	149,157		08/31/01	300
Attalla	AL	148,993	276,890	None	None	148,993	276,890	425,883	25,382		09/14/06	300
Bessemer	AL	172,438	320,429	None	None	172,438	320,429	492,867	29,373		09/14/06	300
Boaz	AL	829,001	1,541,245	None	None	829,001	1,541,245	2,370,246	131,005		11/01/06	300
Brent	AL	134,432	249,846	None	None	134,432	249,846	384,278	22,903		09/14/06	300
Clanton	AL	230,036	427,391	None	None	230,036	427,391	657,427	126,078		08/31/01	300
Demopolis	AL	251,349	466,972	None	None	251,349	466,972	718,321	137,754		08/31/01	300
Enterprise	AL	840,946	1,563,474	None	None	840,946	1,563,474	2,404,420	132,894		11/01/06	300
Evergreen	AL	148,982	276,881	None	None	148,982	276,881	425,863	25,381		09/14/06	300
Fort Payne	AL	303,056	563,001	None	None	303,056	563,001	866,057	166,083		08/31/01	300
Fort Payne	AL	814,113	1,513,596	None	None	814,113	1,513,596	2,327,709	128,654		11/01/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Gadsden	AL	242,194	449,977	None	None	242,194	449,977	692,171	41,248		09/14/06	300
Gadsden	AL	851,124	1,582,332	None	456	851,124	1,582,788	2,433,912	134,555		11/01/06	300
Gardendale	AL	398,669	740,568	None	None	398,669	740,568	1,139,237	218,465		08/31/01	300
Greenville	AL	226,108	420,117	None	None	226,108	420,117	646,225	38,511		09/14/06	300
Haleyville	AL	262,500	488,357	None	None	262,500	488,357	750,857	20,347		12/21/07	300
Hamilton	AL	214,198	397,991	None	None	214,198	397,991	612,189	36,482		09/14/06	300
Hoover	AL	251,434	467,185	None	None	251,434	467,185	718,619	137,816		08/31/01	300
Hueytown	AL	281,422	522,828	None	None	281,422	522,828	804,250	47,926		09/14/06	300
Huntsville	AL	826,840	1,537,233	None	None	826,840	1,537,233	2,364,073	130,664		11/01/06	300
Huntsville	AL	811,599	1,508,927	None	None	811,599	1,508,927	2,320,526	128,258		11/01/06	300
Leeds	AL	171,145	318,028	None	None	171,145	318,028	489,173	29,153		09/14/06	300
Mobile	AL	286,333	531,950	None	None	286,333	531,950	818,283	48,762		09/14/06	300
Montgomery	AL	143,693	267,060	None	None	143,693	267,060	410,753	24,480		09/14/06	300
Montgomery	AL	145,206	269,870	None	None	145,206	269,870	415,076	24,738		09/14/06	300
Montgomery	AL	380,468	706,777	None	None	380,468	706,777	1,087,245	62,432		10/12/06	300
Opp	AL	160,778	298,782	None	None	160,778	298,782	459,560	26,392		10/12/06	300
Prattville	AL	254,278	472,432	None	None	254,278	472,432	726,710	43,306		09/14/06	300
Sylacauga	AL	801,413	1,490,012	5,400	19,190	801,413	1,514,602	2,316,015	129,893		11/01/06	300
Trussville	AL	256,485	476,510	None	None	256,485	476,510	732,995	42,092		10/12/06	300
Warrior	AL	159,109	295,676	None	None	159,109	295,676	454,785	27,104		09/14/06	300
Arkadelphia	AR	248,868	462,744	None	None	248,868	462,744	711,612	40,876		10/12/06	300
Bentonville	AR	377,086	700,582	None	None	377,086	700,582	1,077,668	206,668		08/31/01	300
Conway	AR	941,465	1,750,100	None	None	941,465	1,750,100	2,691,565	148,757		11/01/06	300
El Dorado	AR	907,534	1,687,608	None	None	907,534	1,687,608	2,595,142	143,446		11/01/06	300
Hope	AR	288,643	536,715	None	None	288,643	536,715	825,358	158,322		08/31/01	300
Jacksonville	AR	267,376	497,124	None	None	267,376	497,124	764,500	45,570		09/14/06	300
Jonesboro	AR	173,984	323,371	None	None	173,984	323,371	497,355	14,552		11/16/07	300
Little Rock	AR	317,000	589,377	None	None	317,000	589,377	906,377	173,857		08/31/01	300
Little Rock	AR	216,570	402,459	None	None	216,570	402,459	619,029	18,111		11/16/07	300
Malvern	AR	219,703	408,588	None	None	219,703	408,588	628,291	37,454		09/14/06	300
North Little Rock	AR	376,320	699,138	None	None	376,320	699,138	1,075,458	31,461		11/16/07	300
Pocahontas	AR	241,128	447,988	None	None	241,128	447,988	689,116	39,572		10/12/06	300
Russellville	AR	864,497	1,607,158	None	None	864,497	1,607,158	2,471,655	136,607		11/01/06	300
Siloam Springs	AR	190,000	352,808	None	None	190,000	352,808	542,808	156,989		11/20/97	300
Glendale	AZ	624,761	895,976	None	210	624,761	896,186	1,520,947	458,559		03/06/96	300
Glendale	AZ	1,511,430	3,264,231	None	None	1,511,430	3,264,231	4,775,661	269,451	11/06/06	05/16/06	300
Glendale	AZ	740,707	1,376,143	None	None	740,707	1,376,143	2,116,850	75,686		08/28/07	300
Goodyear	AZ	794,360	1,274,445	None	None	794,360	1,274,445	2,068,805	115,888	02/23/06	04/08/05	300
Phoenix	AZ	704,014	1,307,998	None	None	704,014	1,307,998	2,012,012	71,938		08/28/07	300
Phoenix	AZ	766,680	1,424,378	None	None	766,680	1,424,378	2,191,058	78,339		08/28/07	300
Phoenix	AZ	813,750	1,511,928	None	None	813,750	1,511,928	2,325,678	83,154		08/28/07	300
Surprise	AZ	681,288	1,008,310	None	None	681,288	1,008,310	1,689,598	155,055	09/29/04	04/16/04	300
Tempe	AZ	525,463	976,404	None	None	525,463	976,404	1,501,867	53,700		08/28/07	300
Tucson	AZ	107,393	500,154	None	308	107,393	500,462	607,855	469,874		01/17/86	300
Tucson	AZ	463,231	860,982	None	None	463,231	860,982	1,324,213	47,352		08/28/07	300
Tucson	AZ	496,194	922,053	None	None	496,194	922,053	1,418,247	50,711		08/28/07	300
Yuma	AZ	236,121	541,651	None	None	236,121	541,651	777,772	230,198		05/28/98	300
Barstow	CA	689,842	690,204	None	None	689,842	690,204	1,380,046	284,136		09/24/98	300
Fresno	CA	561,502	1,043,688	None	None	561,502	1,043,688	1,605,190	57,399		08/28/07	300
Livermore	CA	662,161	823,242	None	None	662,161	823,242	1,485,403	338,905		09/23/98	300
Northridge	CA	0	0	None	102	-	102	102	81		04/01/70	300
Rancho Cucamonga	CA	95,192	441,334	None	129	95,192	441,463	536,655	413,476		12/20/85	300
Riverside	CA	90,000	170,394	135,301	55	90,000	305,750	395,750	206,599		12/09/76	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Sacramento	CA	386,793	417,290	None	127	386,793	417,417	804,210	174,615		07/31/98	300
San Dimas	CA	240,562	445,521	46,026	None	240,562	491,547	732,109	459,329		03/12/81	180
San Ramon	CA	406,000	1,126,930	None	None	406,000	1,126,930	1,532,930	1,126,930		12/08/83	180
Aurora	CO	288,558	537,322	None	None	288,558	537,322	825,880	29,548		08/28/07	300
Colorado Springs	CO	152,000	704,736	None	262	152,000	704,998	856,998	641,201		09/30/86	300
Denver	CO	540,250	1,132,450	None	None	540,250	1,132,450	1,672,700	180,627	07/29/04	03/29/04	300
Lakewood	CO	1,606,511	5,865	None	None	1,606,511	5,865	1,612,376	1,027	07/26/06	12/31/02	300
Littleton	CO	700,000	1,301,370	None	None	700,000	1,301,370	2,001,370	71,574		08/28/07	300
Parker	CO	778,054	1,148,443	None	98	778,054	1,148,541	1,926,595	160,191	06/10/05	02/23/05	300
Westminster	CO	261,466	487,102	None	None	261,466	487,102	748,568	26,788		08/28/07	300
Cromwell	CT	531,861	989,638	None	None	531,861	989,638	1,521,499	41,230		12/19/07	300
Danbury	CT	548,459	284,639	None	None	548,459	284,639	833,098	80,172		12/19/01	300
East Windsor	CT	0	1,235,134	None	None	-	1,235,134	1,235,134	67,910		08/30/07	300
Manchester	CT	0	1,353,727	None	None	-	1,353,727	1,353,727	74,433		08/30/07	300
Meriden	CT	369,482	687,116	None	None	369,482	687,116	1,056,598	37,789		08/28/07	300
New Milford	CT	0	705,127	None	None	-	705,127	705,127	38,760		08/30/07	300
Norwich	CT	644,000	1,198,741	None	None	644,000	1,198,741	1,842,741	65,914		08/30/07	300
Plainville	CT	0	1,452,933	None	None	-	1,452,933	1,452,933	79,889		08/30/07	300
Torrington	CT	504,167	939,051	None	None	504,167	939,051	1,443,218	51,631		08/30/07	300
Unionville	CT	167,740	316,672	None	None	167,740	316,672	484,412	89,194		12/19/01	300
Waterbury	CT	521,021	705,163	None	None	521,021	705,163	1,226,184	198,619		12/19/01	300
West Haven	CT	540,663	1,006,829	None	None	540,663	1,006,829	1,547,492	55,359		08/30/07	300
Windsor Locks	CT	844,967	1,571,965	None	None	844,967	1,571,965	2,416,932	86,441		08/30/07	300
Newark	DE	647,500	1,203,300	None	None	647,500	1,203,300	1,850,800	66,180		08/28/07	300
Casselberry	FL	403,900	897,075	None	323	403,900	897,398	1,301,298	670,686		12/29/89	300
Chipley	FL	270,439	502,655	None	None	270,439	502,655	773,094	148,278		08/31/01	300
Clearwater	FL	484,090	899,658	None	None	484,090	899,658	1,383,748	49,479		08/28/07	300
Cutler Bay	FL	962,500	1,788,329	None	None	962,500	1,788,329	2,750,829	98,356		08/28/07	300
DeFuniak	FL	269,554	501,010	None	None	269,554	501,010	770,564	147,793		08/31/01	300
Jacksonville	FL	150,210	693,445	None	None	150,210	693,445	843,655	655,905		09/13/85	300
Jacksonville	FL	143,299	664,373	None	None	143,299	664,373	807,672	622,617		12/13/85	300
Jacksonville	FL	1,451,180	658,461	None	11,725	1,451,180	670,186	2,121,366	60,535	08/04/06	05/09/06	300
Lake Mary	FL	774,043	1,438,165	None	None	774,043	1,438,165	2,212,208	79,096		08/28/07	300
Land O' Lakes	FL	770,136	1,190,937	None	None	770,136	1,190,937	1,961,073	137,646	10/21/05	03/24/05	300
Margate	FL	688,583	1,279,430	None	None	688,583	1,279,430	1,968,013	70,367		08/28/07	300
Melbourne	FL	0	790,083	500	None	-	790,583	790,583	50,560		08/30/07	300
Miami	FL	962,500	1,788,139	None	None	962,500	1,788,139	2,750,639	98,346		08/28/07	300
Miami Beach	FL	786,510	1,461,294	None	None	786,510	1,461,294	2,247,804	80,369		08/28/07	300
New Port Richey	FL	929,402	1,459,392	None	197	929,402	1,459,589	2,388,991	118,116	11/13/06	08/01/06	300
North Miami Bch.	FL	505,870	940,302	None	None	505,870	940,302	1,446,172	51,714		08/28/07	300
Orlando	FL	230,000	1,066,339	None	461	230,000	1,066,800	1,296,800	1,002,250		11/18/85	300
Orlando	FL	209,800	972,679	None	463	209,800	973,142	1,182,942	888,638		08/15/86	300
Orlando	FL	600,000	949,489	None	None	600,000	949,489	1,549,489	365,774	05/27/99	12/18/98	300
Orlando	FL	1,135,310	1,306,940	None	46	1,135,310	1,306,986	2,442,296	94,157	01/10/07	06/30/06	300
Orlando	FL	735,000	1,367,891	None	None	735,000	1,367,891	2,102,891	75,217		08/30/07	300
Orlando	FL	0	790,583	None	None	-	790,583	790,583	43,460		08/30/07	300
Oviedo	FL	204,200	911,338	None	None	204,200	911,338	1,115,538	320,642	03/27/00	08/24/99	300
Oviedo	FL	456,108	847,515	None	None	456,108	847,515	1,303,623	105,939		11/21/05	300
Oviedo	FL	465,993	866,048	None	None	465,993	866,048	1,332,041	47,631		08/28/07	300
Palm Bay	FL	330,000	556,668	None	None	330,000	556,668	886,668	218,150	02/17/99	12/29/98	300
Panama City	FL	202,047	375,424	None	None	202,047	375,424	577,471	33,162		10/12/06	300
Pembroke Pines	FL	741,074	1,376,913	None	None	741,074	1,376,913	2,117,987	75,728		08/28/07	300
St. Petersburg	FL	379,455	705,487	None	None	379,455	705,487	1,084,942	38,800		08/28/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Tallahassee	FL	385,000	715,857	None	None	385,000	715,857	1,100,857	29,826		12/25/07	300
Tallahassee	FL	175,000	325,857	None	None	175,000	325,857	500,857	13,576		12/25/07	300
Tampa	FL	962,500	1,788,133	None	None	962,500	1,788,133	2,750,633	98,346		08/28/07	300
Tampa	FL	700,000	1,300,785	None	None	700,000	1,300,785	2,000,785	71,541		08/28/07	300
Tampa	FL	545,211	1,013,321	None	None	545,211	1,013,321	1,558,532	55,730		08/28/07	300
Albany	GA	326,690	607,247	None	None	326,690	607,247	933,937	73,881		12/22/05	300
Americus	GA	709,624	1,319,578	None	None	709,624	1,319,578	2,029,202	112,163		11/01/06	300
Augusta	GA	827,895	1,539,237	None	None	827,895	1,539,237	2,367,132	130,834		11/01/06	300
Cairo	GA	210,000	390,566	None	None	210,000	390,566	600,566	16,274		12/25/07	300
Duluth	GA	536,205	996,521	None	None	536,205	996,521	1,532,726	54,807		08/28/07	300
Gainesville	GA	952,660	1,770,931	None	None	952,660	1,770,931	2,723,591	150,528		11/01/06	300
Garden City	GA	197,225	438,043	32,125	11,203	197,225	481,371	678,596	353,613		04/20/89	300
Lagrange	GA	853,599	1,586,959	None	None	853,599	1,586,959	2,440,558	134,890		11/01/06	300
Lilburn	GA	237,822	442,409	None	None	237,822	442,409	680,231	24,330		08/28/07	300
Lithonia	GA	89,220	413,647	None	3,769	89,220	417,416	506,636	403,652		01/04/85	300
Marietta	GA	423,132	786,530	None	None	423,132	786,530	1,209,662	43,257		08/28/07	300
Norcross	GA	827,707	1,538,875	None	None	827,707	1,538,875	2,366,582	130,803		11/01/06	300
Roswell	GA	310,767	578,088	None	None	310,767	578,088	888,855	31,791		08/28/07	300
Savannah	GA	719,188	1,337,352	None	None	719,188	1,337,352	2,056,540	113,674		11/01/06	300
Snellville	GA	710,600	1,321,389	5,400	465	710,600	1,327,254	2,037,854	113,290		11/01/06	300
Statesboro	GA	201,250	446,983	None	3,617	201,250	450,600	651,850	336,913		11/14/89	300
Statesboro	GA	926,462	1,722,290	None	None	926,462	1,722,290	2,648,752	146,393		11/01/06	300
Stone Mountain	GA	215,940	1,001,188	51,876	1,889	215,940	1,054,953	1,270,893	961,025		10/30/86	300
Thomasville	GA	300,211	558,074	None	None	300,211	558,074	858,285	67,899		12/22/05	300
Thomasville	GA	894,504	1,662,939	None	None	894,504	1,662,939	2,557,443	141,349		11/01/06	300
Valdosta	GA	901,658	1,676,225	None	None	901,658	1,676,225	2,577,883	142,478		11/01/06	300
Warner Robins	GA	896,841	1,667,267	None	None	896,841	1,667,267	2,564,108	141,716		11/01/06	300
Washington	GA	292,628	543,862	None	None	292,628	543,862	836,490	160,434		08/31/01	300
Waycross	GA	223,475	415,563	None	None	223,475	415,563	639,038	50,560		12/22/05	300
Waycross	GA	956,765	1,778,566	None	None	956,765	1,778,566	2,735,331	151,177		11/01/06	300
Altoona	IA	654,179	1,285,639	None	None	654,179	1,285,639	1,939,818	175,219	06/11/05	12/30/04	300
Ankeny	IA	100,000	349,218	25,075	555	100,000	374,848	474,848	363,559		07/28/83	180
Burlington	IA	653,057	1,214,571	None	284	653,057	1,214,855	1,867,912	103,275		11/01/06	300
Cedar Falls	IA	208,411	387,971	None	None	208,411	387,971	596,382	47,202		12/22/05	300
Cedar Falls	IA	187,250	349,057	None	None	187,250	349,057	536,307	14,540		12/21/07	300
Cedar Rapids	IA	125,076	233,206	None	None	125,076	233,206	358,282	28,372		12/22/05	300
Cedar Rapids	IA	822,331	1,528,939	None	None	822,331	1,528,939	2,351,270	129,959		11/01/06	300
Clive	IA	840,697	1,563,046	None	None	840,697	1,563,046	2,403,743	132,858		11/01/06	300
Fort Dodge	IA	388,815	722,573	None	None	388,815	722,573	1,111,388	66,236		09/14/06	300
Oelwein	IA	84,244	157,375	None	None	84,244	157,375	241,619	19,146		12/22/05	300
Urbandale	IA	395,896	735,724	None	None	395,896	735,724	1,131,620	67,441		09/14/06	300
Waterloo	IA	263,555	490,374	None	None	263,555	490,374	753,929	56,393		02/28/06	300
Boise	ID	190,894	423,981	None	533	190,894	424,514	615,408	345,159		05/17/88	300
Boise	ID	161,352	334,041	None	533	161,352	334,574	495,926	266,410		10/07/88	300
Nampa	ID	74,156	343,820	None	378	74,156	344,198	418,354	309,787		12/31/86	300
Rexburg	ID	90,760	420,787	None	11,524	90,760	432,311	523,071	400,607		11/25/85	300
Alton	IL	225,785	419,315	None	747	225,785	420,062	645,847	334,769		10/18/88	300
Buffalo Grove	IL	306,250	569,693	None	None	306,250	569,693	875,943	31,331		08/28/07	300
Centralia	IL	225,966	420,573	None	None	225,966	420,573	646,539	51,169		12/22/05	300
Champaign	IL	805,888	1,498,402	None	284	805,888	1,498,686	2,304,574	127,401		11/01/06	300
Countryside	IL	301,000	559,824	None	None	301,000	559,824	860,824	30,786		08/28/07	300
Effingham	IL	783,528	1,456,874	None	None	783,528	1,456,874	2,240,402	123,833		11/01/06	300
Elgin	IL	700,000	1,300,943	None	None	700,000	1,300,943	2,000,943	71,549		08/28/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Fairview Heights	IL	660,652	1,227,321	None	None	660,652	1,227,321	1,887,973	153,415		11/21/05	300
Gurnee	IL	735,000	1,365,747	None	None	735,000	1,365,747	2,100,747	75,114		08/28/07	300
Joliet	IL	280,903	522,424	None	None	280,903	522,424	803,327	28,732		08/28/07	300
Lincoln	IL	206,532	383,970	None	None	206,532	383,970	590,502	113,266		08/31/01	300
Marion	IL	831,323	1,545,566	None	None	831,323	1,545,566	2,376,889	131,372		11/01/06	300
Moline	IL	781,044	1,452,262	None	None	781,044	1,452,262	2,233,306	123,441		11/01/06	300
Mt Vernon	IL	883,110	1,641,741	None	None	883,110	1,641,741	2,524,851	139,547		11/01/06	300
Oswego	IL	953,394	1,208,677	1,988	16,252	953,394	1,226,917	2,180,311	145,083	06/15/05	06/24/05	300
Peoria	IL	662,460	1,060,577	None	None	662,460	1,060,577	1,723,037	166,881	10/13/04	06/15/04	300
Rock Island	IL	138,463	258,066	None	None	138,463	258,066	396,529	31,397		12/22/05	300
Springfield	IL	846,830	1,574,436	None	None	846,830	1,574,436	2,421,266	133,826		11/01/06	300
Swansea	IL	890,625	1,655,743	18,250	20,571	890,625	1,694,564	2,585,189	144,376		11/01/06	300
Waukegan	IL	496,908	923,576	None	None	496,908	923,576	1,420,484	50,795		08/28/07	300
Waukegan	IL	1,330,000	2,470,909	None	None	1,330,000	2,470,909	3,800,909	102,954		12/21/07	300
Westmont	IL	475,300	883,468	None	None	475,300	883,468	1,358,768	48,588		08/28/07	300
Anderson	IN	831,077	1,545,131	None	None	831,077	1,545,131	2,376,208	131,335		11/01/06	300
Elkhart	IN	496,306	922,168	None	None	496,306	922,168	1,418,474	115,271		11/21/05	300
Elkhart	IN	835,890	1,554,487	None	None	835,890	1,554,487	2,390,377	132,116		11/01/06	300
Evansville	IN	136,738	254,864	None	None	136,738	254,864	391,602	31,007		12/22/05	300
Indianapolis	IN	437,500	813,225	None	None	437,500	813,225	1,250,725	44,726		08/28/07	300
Jasper	IN	129,919	242,199	None	None	129,919	242,199	372,118	29,466		12/22/05	300
Kokomo	IN	417,330	775,555	None	None	417,330	775,555	1,192,885	86,604		03/28/06	300
Marion	IN	426,384	792,314	None	None	426,384	792,314	1,218,698	96,398		12/13/05	300
Marion	IN	685,194	1,274,206	None	None	685,194	1,274,206	1,959,400	108,306		11/01/06	300
Michigan City	IN	840,998	1,563,545	None	None	840,998	1,563,545	2,404,543	132,900		11/01/06	300
Muncie	IN	136,400	632,380	8,000	13,335	136,400	653,715	790,115	599,994		03/18/86	300
Muncie	IN	67,156	149,157	8,000	158	67,156	157,315	224,471	123,220		03/30/88	300
Muncie	IN	644,177	1,196,786	None	None	644,177	1,196,786	1,840,963	149,598		11/21/05	300
Munster	IN	560,000	1,040,943	None	None	560,000	1,040,943	1,600,943	57,249		08/28/07	300
New Castle	IN	246,192	320,572	9,317	163	246,192	330,052	576,244	273,895		01/07/87	300
Newburgh	IN	161,193	300,280	None	None	161,193	300,280	461,473	36,533		12/22/05	300
South Bend	IN	133,200	617,545	None	19,347	133,200	636,892	770,092	590,388		04/28/86	300
Terre Haute	IN	767,189	1,426,532	None	None	767,189	1,426,532	2,193,721	121,254		11/01/06	300
Valparaiso	IN	365,612	679,507	None	None	365,612	679,507	1,045,119	80,408		01/11/06	300
Washington	IN	155,856	290,368	None	None	155,856	290,368	446,224	35,327		12/22/05	300
Westfield	IN	213,341	477,300	None	211	213,341	477,511	690,852	357,410		12/21/89	300
Chanute	KS	330,852	615,008	None	None	330,852	615,008	945,860	56,376		09/14/06	300
Derby	KS	96,060	445,359	None	None	96,060	445,359	541,419	419,749		10/29/85	300
El Dorado	KS	87,400	405,206	None	7,558	87,400	412,764	500,164	380,981		04/10/86	300
Fort Scott	KS	269,301	500,698	None	None	269,301	500,698	769,999	45,897		09/14/06	300
Overland Park	KS	408,578	759,513	None	None	408,578	759,513	1,168,091	41,771		08/28/07	300
Overland Park	KS	754,020	1,401,069	None	None	754,020	1,401,069	2,155,089	77,057		08/28/07	300
Parsons	KS	318,516	592,099	None	None	318,516	592,099	910,615	54,276		09/14/06	300
Shawnee	KS	953,916	1,773,245	None	None	953,916	1,773,245	2,727,161	150,725		11/01/06	300
Topeka	KS	232,146	431,853	None	None	232,146	431,853	663,999	23,750		08/28/07	300
Wichita	KS	98,000	454,350	6,265	241	98,000	460,856	558,856	415,960		08/08/86	300
Wichita	KS	787,377	1,463,936	None	None	787,377	1,463,936	2,251,313	124,433		11/01/06	300
Bowling Green	KY	685,246	1,273,002	None	None	685,246	1,273,002	1,958,248	159,125		11/21/05	300
Hazard	KY	243,836	453,025	None	None	243,836	453,025	696,861	41,527		09/14/06	300
Hopkinsville	KY	801,532	1,490,241	None	None	801,532	1,490,241	2,291,773	126,669		11/01/06	300
Lexington	KY	122,200	1,400	None	31,495	122,200	32,895	155,095	3,165		12/03/86	300
Lexington	KY	655,085	1,216,983	None	None	655,085	1,216,983	1,872,068	152,123		11/21/05	300
Louisville	KY	821,990	1,528,282	None	None	821,990	1,528,282	2,350,272	129,903		11/01/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Madisonville	KY	422,501	784,831	None	None	422,501	784,831	1,207,332	71,943		09/14/06	300
Middlesboro	KY	859,709	1,598,332	None	None	859,709	1,598,332	2,458,041	135,857		11/01/06	300
Murray	KY	831,246	1,545,422	None	None	831,246	1,545,422	2,376,668	131,360		11/01/06	300
Paducah	KY	673,551	1,251,276	None	None	673,551	1,251,276	1,924,827	156,410		11/21/05	300
Richmond	KY	913,770	1,698,726	None	None	913,770	1,698,726	2,612,496	144,390		11/01/06	300
Alexandria	LA	143,000	662,985	None	15,164	143,000	678,149	821,149	632,000		01/17/86	300
Alexandria	LA	1,270,223	2,361,174	None	None	1,270,223	2,361,174	3,631,397	200,699		11/01/06	300
Bossier City	LA	172,269	320,497	None	None	172,269	320,497	492,766	29,379		09/14/06	300
Deridder	LA	371,127	690,819	None	None	371,127	690,819	1,061,946	42,588		06/22/07	300
Hammond	LA	1,011,084	1,879,972	None	None	1,011,084	1,879,972	2,891,056	159,796		11/01/06	300
Houma	LA	1,061,671	1,973,864	None	None	1,061,671	1,973,864	3,035,535	167,777		11/01/06	300
Jennings	LA	107,120	496,636	None	156	107,120	496,792	603,912	468,220		10/17/85	300
Jonesboro	LA	163,651	304,492	None	None	163,651	304,492	468,143	27,912		09/14/06	300
Morgan City	LA	832,895	1,548,993	None	None	832,895	1,548,993	2,381,888	131,663		11/01/06	300
Natchitoches	LA	291,675	541,890	None	None	291,675	541,890	833,565	159,855		08/31/01	300
New Iberia	LA	917,582	1,706,269	None	None	917,582	1,706,269	2,623,851	145,032		11/01/06	300
Opelousas	LA	949,157	1,764,908	5,400	495	949,157	1,770,803	2,719,960	150,994		11/01/06	300
Pineville	LA	1,136,612	2,113,040	None	None	1,136,612	2,113,040	3,249,652	179,607		11/01/06	300
Ruston	LA	170,274	316,792	None	None	170,274	316,792	487,066	29,039		09/14/06	300
Ruston	LA	982,427	1,826,696	None	None	982,427	1,826,696	2,809,123	155,268		11/01/06	300
Shreveport	LA	359,268	667,417	None	None	359,268	667,417	1,026,685	196,885		08/31/01	300
Shreveport	LA	154,671	287,815	None	None	154,671	287,815	442,486	26,383		09/14/06	300
Shreveport	LA	200,033	372,059	None	None	200,033	372,059	572,092	34,105		09/14/06	300
Shreveport	LA	259,987	483,401	None	None	259,987	483,401	743,388	44,312		09/14/06	300
Shreveport	LA	269,130	500,382	None	None	269,130	500,382	769,512	45,868		09/14/06	300
Vivian	LA	135,568	252,338	None	None	135,568	252,338	387,906	23,131		09/14/06	300
Winnfield	LA	145,973	271,661	None	None	145,973	271,661	417,634	24,902		09/14/06	300
Zachary	LA	898,306	1,670,527	None	None	898,306	1,670,527	2,568,833	141,994		11/01/06	300
Amesbury	MA	0	790,494	None	None	-	790,494	790,494	72,389		08/30/07	300
Attleboro	MA	369,815	693,655	None	None	369,815	693,655	1,063,470	195,378		12/19/01	300
Auburn	MA	418,250	779,623	500	None	418,250	780,123	1,198,373	42,929		08/30/07	300
Billerica	MA	398,292	740,107	None	None	398,292	740,107	1,138,399	33,302		11/14/07	300
Chicopee	MA	761,606	1,417,624	None	None	761,606	1,417,624	2,179,230	77,952		08/30/07	300
Chicopee Falls	MA	302,982	565,894	None	None	302,982	565,894	868,876	31,107		08/30/07	300
East Longmeadow	MA	614,319	1,144,128	None	None	614,319	1,144,128	1,758,447	62,910		08/30/07	300
Fall River	MA	962,500	1,787,831	None	None	962,500	1,787,831	2,750,331	98,330		08/28/07	300
Gardner	MA	0	828,564	None	None	-	828,564	828,564	69,335		08/30/07	300
Great Barrington	MA	422,625	788,089	None	None	422,625	788,089	1,210,714	43,328		08/30/07	300
Greenfield	MA	389,436	726,452	None	None	389,436	726,452	1,115,888	39,938		08/30/07	300
Greenfield	MA	761,417	1,417,273	None	None	761,417	1,417,273	2,178,690	77,933		08/30/07	300
Hanover	MA	397,203	281,202	None	None	397,203	281,202	678,405	79,204		12/19/01	300
Haverhill	MA	568,635	1,058,815	None	None	568,635	1,058,815	1,627,450	58,218		08/30/07	300
Holyoke	MA	577,667	1,076,023	None	None	577,667	1,076,023	1,653,690	59,164		08/30/07	300
Hyannis	MA	687,917	1,280,767	None	None	687,917	1,280,767	1,968,684	70,425		08/30/07	300
Lawrence	MA	910,000	1,690,877	None	None	910,000	1,690,877	2,600,877	92,994		08/28/07	300
Lee	MA	540,506	1,007,010	None	None	540,506	1,007,010	1,547,516	55,368		08/30/07	300
North Adams	MA	377,300	703,914	None	None	377,300	703,914	1,081,214	38,698		08/30/07	300
Norwood	MA	840,616	1,563,923	None	None	840,616	1,563,923	2,404,539	85,999		08/30/07	300
Palmer	MA	141,524	598,480	None	None	141,524	598,480	740,004	168,570		12/19/01	300
Peabody	MA	529,555	222,590	None	None	529,555	222,590	752,145	62,695		12/19/01	300
Pittsfield	MA	286,241	950,022	None	None	286,241	950,022	1,236,263	267,588		12/19/01	300
Quincy	MA	289,121	539,719	None	None	289,121	539,719	828,840	29,667		08/30/07	300
Raynham	MA	761,417	1,417,287	None	None	761,417	1,417,287	2,178,704	77,933		08/30/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Sagamore Beach	MA	620,188	1,155,007	None	None	620,188	1,155,007	1,775,195	63,508		08/30/07	300
Saugus	MA	0	737,971	None	None	-	737,971	737,971	56,847		08/30/07	300
Seekonk	MA	614,417	1,144,267	None	None	614,417	1,144,267	1,758,684	62,917		08/30/07	300
South Dartmouth	MA	379,217	707,492	None	None	379,217	707,492	1,086,709	38,895		08/30/07	300
Springfield	MA	280,920	337,325	None	75	280,920	337,400	618,320	95,021		12/19/01	300
Springfield	MA	230,030	865,572	None	None	230,030	865,572	1,095,602	243,801		12/19/01	300
Springfield	MA	227,207	958,444	None	None	227,207	958,444	1,185,651	269,960		12/19/01	300
Stoneham	MA	397,544	191,717	None	None	397,544	191,717	589,261	53,999		12/19/01	300
Sudbury	MA	0	633,843	None	None	-	633,843	633,843	46,626		08/30/07	300
Swansea	MA	173,853	488,699	None	None	173,853	488,699	662,552	137,649		12/19/01	300
Tewksbury	MA	392,079	730,927	None	None	392,079	730,927	1,123,006	40,184		08/30/07	300
Ware	MA	220,457	412,133	500	None	220,457	412,633	633,090	22,717		08/30/07	300
West Springfield	MA	243,556	455,532	None	None	243,556	455,532	699,088	25,037		08/30/07	300
West Springfield	MA	761,417	1,417,273	None	None	761,417	1,417,273	2,178,690	77,933		08/30/07	300
Westboro	MA	335,191	424,534	None	None	335,191	424,534	759,725	119,575		12/19/01	300
Wollaston	MA	411,366	766,745	None	None	411,366	766,745	1,178,111	42,154		08/30/07	300
Worcester	MA	578,336	1,077,426	None	None	578,336	1,077,426	1,655,762	59,241		08/30/07	300
Hagerstown	MD	499,396	928,250	None	None	499,396	928,250	1,427,646	51,052		08/28/07	300
La Plata	MD	120,140	557,000	43,209	26,303	120,140	626,512	746,652	539,019		12/03/85	300
Waterville	ME	0	717,653	None	None	-	717,653	717,653	39,449		08/30/07	300
Windham	ME	0	831,301	1,000	None	-	832,301	832,301	45,832		08/30/07	300
Canton	MI	279,923	521,223	None	None	279,923	521,223	801,146	28,665		08/28/07	300
Comstock Park	MI	810,477	1,506,864	None	None	810,477	1,506,864	2,317,341	128,082		11/01/06	300
Flint	MI	827,853	0	None	None	827,853	-	827,853	-		04/13/95	300
Flint	MI	885,144	1,645,531	None	None	885,144	1,645,531	2,530,675	139,869		11/01/06	300
Lansing	MI	873,536	1,623,973	None	None	873,536	1,623,973	2,497,509	138,037		11/01/06	300
Livonia	MI	350,000	651,446	None	None	350,000	651,446	1,001,446	35,827		08/28/07	300
Saginaw	MI	766,531	1,425,263	None	None	766,531	1,425,263	2,191,794	121,146		11/01/06	300
Taylor	MI	847,070	1,574,821	None	284	847,070	1,575,105	2,422,175	133,896		11/01/06	300
Westland	MI	869,530	1,616,568	None	None	869,530	1,616,568	2,486,098	137,407		11/01/06	300
Roseville	MN	281,600	1,305,560	None	189	281,600	1,305,749	1,587,349	1,270,067		12/18/84	300
Belton	MO	89,328	418,187	22,270	14,516	89,328	454,973	544,301	433,915		12/18/84	300
Bolivar	MO	237,094	440,596	None	None	237,094	440,596	677,690	129,972		08/31/01	300
Bridgeton	MO	743,559	1,382,610	16,250	476	743,559	1,399,336	2,142,895	119,621		11/01/06	300
Buffalo	MO	159,346	296,519	None	24	159,346	296,543	455,889	27,184		09/14/06	300
Cape Girardeau	MO	450,078	836,372	None	None	450,078	836,372	1,286,450	98,971		01/11/06	300
Cape Girardeau	MO	745,915	1,386,950	None	None	745,915	1,386,950	2,132,865	117,890		11/01/06	300
Carthage	MO	85,020	394,175	None	321	85,020	394,496	479,516	369,702		12/03/85	300
Farmington	MO	780,812	1,451,767	None	None	780,812	1,451,767	2,232,579	123,399		11/01/06	300
Festus	MO	808,595	1,503,364	None	None	808,595	1,503,364	2,311,959	127,785		11/01/06	300
Fulton	MO	210,199	466,861	9,673	179	210,199	476,713	686,912	395,788		07/30/87	300
Hazelwood	MO	157,117	725,327	-104,329	25,367	157,117	646,365	803,482	641,236		08/28/85	300
Jefferson City	MO	713,088	1,325,993	None	None	713,088	1,325,993	2,039,081	112,708		11/01/06	300
Joplin	MO	301,207	559,953	None	None	301,207	559,953	861,160	51,329		09/14/06	300
Joplin	MO	281,001	522,428	None	None	281,001	522,428	803,429	47,889		09/14/06	300
Kansas City	MO	315,334	586,423	None	None	315,334	586,423	901,757	32,249		08/28/07	300
Mountain Grove	MO	219,704	408,591	None	None	219,704	408,591	628,295	37,454		09/14/06	300
Mt. Vernon	MO	160,000	282,586	None	None	160,000	282,586	442,586	125,741		11/20/97	300
Nevada	MO	222,552	494,296	None	131	222,552	494,427	716,979	418,954		07/30/87	300
Nevada	MO	290,795	540,616	None	None	290,795	540,616	831,411	49,556		09/14/06	300
Nixa	MO	251,387	467,430	None	None	251,387	467,430	718,817	42,848		09/14/06	300
Ozark	MO	140,000	292,482	None	None	140,000	292,482	432,482	130,144		11/20/97	300
Poplar Bluff	MO	774,256	1,439,603	None	None	774,256	1,439,603	2,213,859	122,365		11/01/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Raymore	MO	726,583	1,351,055	None	None	726,583	1,351,055	2,077,638	114,838		11/01/06	300
Sedalia	MO	269,798	599,231	11,556	None	269,798	610,787	880,585	465,349		07/31/89	300
Sedalia	MO	696,604	1,295,380	None	284	696,604	1,295,664	1,992,268	110,144		11/01/06	300
Springfield	MO	251,381	467,418	None	None	251,381	467,418	718,799	42,847		09/14/06	300
Springfield	MO	225,939	420,162	None	None	225,939	420,162	646,101	37,114		10/12/06	300
St. Charles	MO	175,413	809,791	None	384	175,413	810,175	985,588	768,148		08/28/85	300
St. Charles	MO	695,121	1,001,878	None	1,338	695,121	1,003,216	1,698,337	522,725	12/22/95	03/16/95	300
St. Joseph	MO	960,412	1,785,308	None	None	960,412	1,785,308	2,745,720	151,750		11/01/06	300
St. Robert	MO	329,242	611,728	None	None	329,242	611,728	940,970	180,456		08/31/01	300
St. Robert	MO	744,158	1,383,694	None	None	744,158	1,383,694	2,127,852	117,613		11/01/06	300
Sullivan	MO	85,500	396,400	-40,743	14,003	85,500	369,660	455,160	353,931		12/27/84	300
Webb City	MO	337,647	627,628	None	None	337,647	627,628	965,275	57,533		09/14/06	300
Biloxi	MS	414,902	770,725	None	None	414,902	770,725	1,185,627	70,650		09/14/06	300
Canton	MS	163,193	303,268	None	None	163,193	303,268	466,461	27,800		09/14/06	300
Carthage	MS	157,803	293,257	None	None	157,803	293,257	451,060	26,882		09/14/06	300
Columbus	MS	128,409	238,775	None	None	128,409	238,775	367,184	29,051		12/22/05	300
Columbus	MS	117,411	218,350	None	None	117,411	218,350	335,761	26,565		12/22/05	300
Columbus	MS	720,310	1,339,963	None	None	720,310	1,339,963	2,060,273	113,896		11/01/06	300
Corinth	MS	285,607	530,598	None	None	285,607	530,598	816,205	48,638		09/14/06	300
Corinth	MS	867,086	1,612,029	None	None	867,086	1,612,029	2,479,115	137,021		11/01/06	300
Flowood	MS	154,733	287,549	None	None	154,733	287,549	442,282	26,359		09/14/06	300
Forest	MS	106,457	198,007	None	None	106,457	198,007	304,464	24,090		12/22/05	300
Fulton	MS	239,686	445,337	None	None	239,686	445,337	685,023	131,372		08/31/01	300
Gautier	MS	241,995	449,607	None	None	241,995	449,607	691,602	41,214		09/14/06	300
Greenville	MS	311,324	578,378	None	None	311,324	578,378	889,702	170,619		08/31/01	300
Greenwood	MS	177,329	329,520	None	None	177,329	329,520	506,849	30,206		09/14/06	300
Hattiesburg	MS	856,070	1,592,088	None	None	856,070	1,592,088	2,448,158	135,326		11/01/06	300
Hernando	MS	137,898	256,282	None	None	137,898	256,282	394,180	23,493		09/14/06	300
Houston	MS	226,962	421,695	None	None	226,962	421,695	648,657	38,655		09/14/06	300
Indianola	MS	270,639	502,822	None	None	270,639	502,822	773,461	148,330		08/31/01	300
Iuka	MS	139,243	258,779	None	None	139,243	258,779	398,022	23,721		09/14/06	300
Jackson	MS	237,982	442,154	None	None	237,982	442,154	680,136	40,531		09/14/06	300
Jackson	MS	352,003	653,900	None	None	352,003	653,900	1,005,903	57,761		10/12/06	300
Kosciusko	MS	311,422	578,550	None	None	311,422	578,550	889,972	53,034		09/14/06	300
Laurel	MS	778,938	1,448,844	None	None	778,938	1,448,844	2,227,782	123,151		11/01/06	300
Magee	MS	264,395	491,206	None	None	264,395	491,206	755,601	45,027		09/14/06	300
Meridian	MS	0	2,481,172	None	None	-	2,481,172	2,481,172	203,668		11/01/06	300
Moss Point	MS	287,821	534,713	None	None	287,821	534,713	822,534	49,015		09/14/06	300
Natchez	MS	402,589	747,934	None	None	402,589	747,934	1,150,523	61,081		12/21/06	300
Newton	MS	284,350	528,311	None	None	284,350	528,311	812,661	155,849		08/31/01	300
Olive Branch	MS	332,234	617,192	None	None	332,234	617,192	949,426	56,576		09/14/06	300
Olive Branch	MS	362,276	673,055	None	None	362,276	673,055	1,035,331	30,287		11/16/07	300
Oxford	MS	164,058	304,873	None	None	164,058	304,873	468,931	27,947		09/14/06	300
Oxford	MS	297,182	552,097	None	None	297,182	552,097	849,279	48,769		10/12/06	300
Pearl	MS	334,822	621,994	None	None	334,822	621,994	956,816	183,486		08/31/01	300
Philadelphia	MS	292,868	543,912	None	None	292,868	543,912	836,780	49,859		09/14/06	300
Pontotoc	MS	285,006	529,492	None	None	285,006	529,492	814,498	48,537		09/14/06	300
Southaven	MS	498,426	925,905	None	None	498,426	925,905	1,424,331	41,666		11/16/07	300
Starkville	MS	175,436	326,005	None	None	175,436	326,005	501,441	29,884		09/14/06	300
Tupelo	MS	166,869	310,095	None	None	166,869	310,095	476,964	28,425		09/14/06	300
Tupelo	MS	225,934	419,857	None	None	225,934	419,857	645,791	38,487		09/28/06	300
Vicksburg	MS	275,895	512,632	None	None	275,895	512,632	788,527	46,991		09/28/06	300
Vicksburg	MS	698,189	1,298,881	2,250	457	698,189	1,301,588	1,999,777	110,851		11/01/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

West Point	MS	87,859	163,468	None	None	87,859	163,468	251,327	19,888		12/22/05	300
Wiggins	MS	268,104	498,095	None	None	268,104	498,095	766,199	45,659		09/14/06	300
Albemarle	NC	721,392	1,341,825	None	223	721,392	1,342,048	2,063,440	114,087		11/01/06	300
Asheville	NC	838,421	1,558,792	None	None	838,421	1,558,792	2,397,213	132,496		11/01/06	300
Asheville	NC	264,226	491,419	None	None	264,226	491,419	755,645	27,026		08/28/07	300
Fayetteville	NC	116,240	590,854	None	317	116,240	591,171	707,411	530,168		12/20/84	300
Forest City	NC	872,424	1,621,940	None	None	872,424	1,621,940	2,494,364	137,864		11/01/06	300
Goldsboro	NC	811,502	1,509,029	None	456	811,502	1,509,485	2,320,987	128,324		11/01/06	300
Kernersville	NC	836,896	1,556,334	None	223	836,896	1,556,557	2,393,453	132,321		11/01/06	300
Roanoke Rapids	NC	834,223	1,551,226	None	None	834,223	1,551,226	2,385,449	131,853		11/01/06	300
Salisbury	NC	777,412	1,445,863	None	None	777,412	1,445,863	2,223,275	122,897		11/01/06	300
Sylva	NC	919,724	1,709,783	None	None	919,724	1,709,783	2,629,507	145,330		11/01/06	300
Wilkesboro	NC	183,050	406,562	None	139	183,050	406,701	589,751	344,554		07/24/87	300
Winston Salem	NC	126,423	235,323	None	None	126,423	235,323	361,746	28,630		12/22/05	300
Winston-Salem	NC	353,239	656,427	None	None	353,239	656,427	1,009,666	193,640		08/31/01	300
Devils Lake	ND	150,390	279,798	None	None	150,390	279,798	430,188	34,042		12/22/05	300
Fargo	ND	217,057	403,609	None	None	217,057	403,609	620,666	49,106		12/22/05	300
Jamestown	ND	136,523	254,045	None	None	136,523	254,045	390,568	30,909		12/22/05	300
Minot	ND	153,870	286,260	None	None	153,870	286,260	440,130	34,828		12/22/05	300
Bellevue	NE	0	1,004,384	None	None	-	1,004,384	1,004,384	126,775	09/20/05	02/24/05	300
Omaha	NE	592,716	1,009,253	None	None	592,716	1,009,253	1,601,969	138,938	05/05/05	12/21/04	300
Omaha	NE	444,460	825,938	None	None	444,460	825,938	1,270,398	97,736		01/11/06	300
Omaha	NE	350,000	650,877	None	None	350,000	650,877	1,000,877	35,796		08/28/07	300
Papillion	NE	654,788	908,685	None	None	654,788	908,685	1,563,473	129,434	03/09/05	01/12/05	300
Concord	NH	577,667	1,075,628	None	None	577,667	1,075,628	1,653,295	59,142		08/30/07	300
Concord	NH	849,884	1,581,175	None	None	849,884	1,581,175	2,431,059	86,947		08/30/07	300
Dover	NH	687,917	1,280,378	None	None	687,917	1,280,378	1,968,295	70,404		08/30/07	300
Keene	NH	253,769	310,470	None	None	253,769	310,470	564,239	87,447		12/19/01	300
Laconia	NH	330,520	467,594	None	None	330,520	467,594	798,114	131,704		12/19/01	300
Manchester	NH	266,337	486,676	None	None	266,337	486,676	753,013	137,079		12/19/01	300
North Conway	NH	473,031	607,020	None	None	473,031	607,020	1,080,051	170,976		12/19/01	300
Portsmouth	NH	391,650	730,167	None	None	391,650	730,167	1,121,817	40,142		08/30/07	300
Rochester	NH	262,059	695,771	None	None	262,059	695,771	957,830	195,974		12/19/01	300
Bloomfield	NJ	556,520	260,498	None	None	556,520	260,498	817,018	73,372		12/19/01	300
Clark	NJ	541,792	1,009,085	None	None	541,792	1,009,085	1,550,877	55,482		08/30/07	300
Hackettstown	NJ	307,186	525,142	None	None	307,186	525,142	832,328	147,913		12/19/01	300
Hazlet	NJ	614,417	1,143,885	None	None	614,417	1,143,885	1,758,302	62,896		08/30/07	300
Hillsdale	NJ	398,221	204,106	None	None	398,221	204,106	602,327	57,488		12/19/01	300
Middletown	NJ	0	640,403	None	None	-	640,403	640,403	57,046		08/30/07	300
Moorestown	NJ	294,708	550,139	None	None	294,708	550,139	844,847	30,240		08/30/07	300
Morris Plains	NJ	366,982	188,123	None	None	366,982	188,123	555,105	52,986		12/19/01	300
Mt. Holly	NJ	0	1,092,178	None	None	-	1,092,178	1,092,178	45,504		12/17/07	300
Passaic	NJ	328,284	612,517	None	None	328,284	612,517	940,801	33,671		08/30/07	300
Pompton Plains	NJ	455,700	849,125	None	None	455,700	849,125	1,304,825	46,685		08/30/07	300
Toms River	NJ	826,449	1,537,659	None	None	826,449	1,537,659	2,364,108	84,554		08/30/07	300
Albuquerque	NM	732,059	1,036,922	None	None	732,059	1,036,922	1,768,981	118,658	06/21/05	01/19/05	300
Albuquerque	NM	471,899	876,928	None	None	471,899	876,928	1,348,827	48,229		08/28/07	300
Albany	NY	457,538	852,510	None	None	457,538	852,510	1,310,048	46,871		08/30/07	300
Amherst	NY	412,349	767,082	None	None	412,349	767,082	1,179,431	42,188		08/28/07	300
Buffalo	NY	317,454	591,060	None	None	317,454	591,060	908,514	32,504		08/28/07	300
Carmel	NY	266,619	707,819	None	None	266,619	707,819	974,438	199,367		12/19/01	300
Clifton Park	NY	1,040,997	1,936,100	None	None	1,040,997	1,936,100	2,977,097	106,468		08/30/07	300
East Greenbush	NY	623,313	1,160,389	None	None	623,313	1,160,389	1,783,702	63,804		08/30/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Elsmere	NY	316,382	590,387	None	None	316,382	590,387	906,769	32,454		08/30/07	300
Fulton	NY	294,009	653,006	3,800	2,065	294,009	658,871	952,880	544,908		12/24/87	300
Kingston	NY	430,667	802,583	None	None	430,667	802,583	1,233,250	44,125		08/30/07	300
Latham	NY	651,167	1,212,133	None	None	651,167	1,212,133	1,863,300	66,650		08/30/07	300
Middletown	NY	242,459	796,905	None	151	242,459	797,056	1,039,515	224,468		12/19/01	300
New Hartford	NY	226,041	422,563	None	None	226,041	422,563	648,604	23,224		08/30/07	300
Plattsburgh	NY	977,012	1,817,269	None	None	977,012	1,817,269	2,794,281	99,933		08/30/07	300
Watertown	NY	139,199	645,355	None	24	139,199	645,379	784,578	588,919		08/18/86	300
Akron	OH	723,347	17	10,940	44,667	723,347	55,624	778,971	5,292		12/22/94	300
Akron	OH	318,182	593,654	None	None	318,182	593,654	911,836	32,634		08/30/07	300
Akron	OH	318,182	593,654	None	None	318,182	593,654	911,836	32,634		08/30/07	300
Beavercreek	OH	229,445	428,857	None	None	229,445	428,857	658,302	23,570		08/30/07	300
Cincinnati	OH	299,187	556,978	None	None	299,187	556,978	856,165	30,610		08/28/07	300
Defiance	OH	71,273	135,109	None	None	71,273	135,109	206,382	7,414		08/30/07	300
Elyria	OH	79,545	150,491	None	None	79,545	150,491	230,036	8,259		08/30/07	300
Marion	OH	739,651	1,375,358	None	None	739,651	1,375,358	2,115,009	116,904		11/01/06	300
Maumee	OH	296,970	555,134	None	None	296,970	555,134	852,104	30,512		08/30/07	300
Mentor	OH	394,450	734,061	None	None	394,450	734,061	1,128,511	40,370		08/28/07	300
Mount Vernon	OH	147,212	276,407	None	None	147,212	276,407	423,619	15,184		08/30/07	300
Mt. Vernon	OH	726,626	1,351,151	None	284	726,626	1,351,435	2,078,061	114,884		11/01/06	300
North Canton	OH	487,879	908,806	None	None	487,879	908,806	1,396,685	49,967		08/30/07	300
Parma	OH	473,710	881,038	None	None	473,710	881,038	1,354,748	48,455		08/28/07	300
Parma Heights	OH	275,758	514,866	None	None	275,758	514,866	790,624	28,300		08/30/07	300
Sandusky	OH	824,270	1,532,494	None	None	824,270	1,532,494	2,356,764	130,261		11/01/06	300
Sandusky	OH	128,158	240,761	None	None	128,158	240,761	368,919	13,224		08/30/07	300
Stow	OH	317,546	712,455	None	1,904	317,546	714,359	1,031,905	593,210		12/31/87	300
Toledo	OH	633,461	1,177,718	None	None	633,461	1,177,718	1,811,179	64,773		08/28/07	300
Troy	OH	255,353	476,973	None	None	255,353	476,973	732,326	26,216		08/30/07	300
Vandalia	OH	145,833	273,579	None	None	145,833	273,579	419,412	15,030		08/30/07	300
Westlake	OH	169,697	317,897	None	None	169,697	317,897	487,594	17,467		08/30/07	300
Wooster	OH	763,642	1,419,901	None	284	763,642	1,420,185	2,183,827	120,728		11/01/06	300
Bixby	OK	145,791	271,272	None	None	145,791	271,272	417,063	33,005		12/22/05	300
Broken Arrow	OK	245,000	369,002	None	None	245,000	369,002	614,002	162,974		12/12/97	300
Checotah	OK	153,232	285,092	None	None	153,232	285,092	438,324	34,686		12/22/05	300
Idabel	OK	214,244	398,545	None	None	214,244	398,545	612,789	117,562		08/31/01	300
Norman	OK	734,335	335,097	None	78,328	734,335	413,425	1,147,760	53,377	09/29/95	06/05/95	300
Oklahoma City	OK	759,826	0	None	8	759,826	8	759,834	5		07/06/95	300
Oklahoma City	OK	1,165,405	2,165,989	None	173	1,165,405	2,166,162	3,331,567	184,116		11/01/06	300
Owasso	OK	327,043	607,645	None	None	327,043	607,645	934,688	179,252		08/31/01	300
Tahlequah	OK	224,982	418,341	None	None	224,982	418,341	643,323	50,898		12/22/05	300
Tulsa	OK	295,993	549,981	None	None	295,993	549,981	845,974	162,241		08/31/01	300
Tulsa	OK	490,000	910,004	None	173	490,000	910,177	1,400,177	107,692		01/24/06	300
Tulsa	OK	360,500	669,605	None	173	360,500	669,778	1,030,278	70,317		05/10/06	300
Tulsa	OK	1,021,904	1,899,486	None	173	1,021,904	1,899,659	2,921,563	161,464		11/01/06	300
Hermiston	OR	85,560	396,675	13,788	421	85,560	410,884	496,444	389,202		12/18/84	300
Lake Oswego	OR	175,899	815,508	None	3	175,899	815,511	991,410	807,697		05/16/84	300
Salem	OR	198,540	440,964	None	3	198,540	440,967	639,507	340,154		05/23/89	300
Abington	PA	778,103	1,445,849	None	None	778,103	1,445,849	2,223,952	79,520		08/28/07	300
Feasterville	PA	236,303	441,673	None	None	236,303	441,673	677,976	24,275		08/30/07	300
Gap	PA	0	1,012,812	1,000	None	-	1,013,812	1,013,812	55,815		08/30/07	300
Gettysburg	PA	289,040	809,676	None	None	289,040	809,676	1,098,716	228,057		12/19/01	300
Greensburg	PA	315,000	586,368	None	None	315,000	586,368	901,368	32,246		08/28/07	300
Harrisburg	PA	577,667	1,075,635	None	None	577,667	1,075,635	1,653,302	59,143		08/30/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Horsham	PA	554,361	1,032,352	None	None	554,361	1,032,352	1,586,713	56,762		08/30/07	300
Indiana	PA	828,653	1,540,630	None	284	828,653	1,540,914	2,369,567	130,990		11/01/06	300
Lancaster	PA	170,304	413,960	None	None	170,304	413,960	584,264	116,597		12/19/01	300
Lancaster	PA	276,251	460,784	None	None	276,251	460,784	737,035	129,786		12/19/01	300
Lebanon	PA	0	1,292,172	None	None	-	1,292,172	1,292,172	82,604		08/30/07	300
Philadelphia	PA	423,333	787,125	None	None	423,333	787,125	1,210,458	43,290		08/28/07	300
Philadelphia	PA	503,556	937,999	None	None	503,556	937,999	1,441,555	51,573		08/30/07	300
Cranston	RI	0	790,899	None	None	-	790,899	790,899	67,903		08/30/07	300
North Providence	RI	0	790,921	None	None	-	790,921	790,921	62,685		08/30/07	300
Pawtucket	RI	0	457,462	None	None	-	457,462	457,462	32,772		08/30/07	300
Aiken	SC	240,937	447,656	None	None	240,937	447,656	688,593	41,035		09/14/06	300
Gaffney	SC	727,738	1,353,238	6,800	470	727,738	1,360,508	2,088,246	116,231		11/01/06	300
Lancaster	SC	778,616	1,448,099	None	None	778,616	1,448,099	2,226,715	123,087		11/01/06	300
Rock Hill	SC	826,216	1,536,499	None	223	826,216	1,536,722	2,362,938	130,635		11/01/06	300
Chamberlain	SD	139,587	259,627	None	None	139,587	259,627	399,214	31,587		12/22/05	300
Madison	SD	112,143	208,660	None	None	112,143	208,660	320,803	25,386		12/22/05	300
Rapid City	SD	197,967	368,047	None	None	197,967	368,047	566,014	44,778		12/22/05	300
Sioux Falls	SD	340,718	633,332	None	None	340,718	633,332	974,050	49,611		01/19/07	300
Spearfish	SD	142,114	264,320	None	None	142,114	264,320	406,434	32,158		12/22/05	300
Watertown	SD	197,559	367,289	None	None	197,559	367,289	564,848	44,686		12/22/05	300
Winner	SD	115,591	215,063	None	None	115,591	215,063	330,654	26,165		12/22/05	300
Antioch	TN	244,470	453,991	None	None	244,470	453,991	698,461	40,112		10/02/06	300
Bartlett	TN	152,469	283,343	None	None	152,469	283,343	435,812	25,973		09/14/06	300
Brownsville	TN	289,379	538,081	None	None	289,379	538,081	827,460	158,725		08/31/01	300
Chattanooga	TN	827,594	1,538,633	None	None	827,594	1,538,633	2,366,227	130,783		11/01/06	300
Chattanooga	TN	933,003	1,734,392	None	456	933,003	1,734,848	2,667,851	147,480		11/01/06	300
Collierville	TN	433,503	805,339	None	None	433,503	805,339	1,238,842	36,240		11/16/07	300
Columbia	TN	410,242	761,854	None	None	410,242	761,854	1,172,096	67,307		10/02/06	300
Dyersburg	TN	695,135	1,292,644	7,850	476	695,135	1,300,970	1,996,105	111,257		11/01/06	300
Germantown	TN	356,774	662,837	None	None	356,774	662,837	1,019,611	29,828		11/16/07	300
Greeneville	TN	936,669	1,741,253	None	None	936,669	1,741,253	2,677,922	148,005		11/01/06	300
Henderson	TN	155,954	289,815	None	None	155,954	289,815	445,769	26,566		09/14/06	300
Hermitage	TN	341,251	633,742	None	None	341,251	633,742	974,993	55,990		10/02/06	300
Jackson	TN	126,158	234,594	None	None	126,158	234,594	360,752	28,542		12/22/05	300
Jackson	TN	312,734	581,049	None	None	312,734	581,049	893,783	26,147		11/16/07	300
Johnson City	TN	881,225	1,638,285	None	None	881,225	1,638,285	2,519,510	139,253		11/01/06	300
Kingsport	TN	786,332	1,462,055	6,950	494	786,332	1,469,499	2,255,831	125,499		11/01/06	300
Manchester	TN	411,504	764,208	None	None	411,504	764,208	1,175,712	67,515		10/02/06	300
Martin	TN	173,616	322,616	None	None	173,616	322,616	496,232	29,573		09/14/06	300
Mcminnville	TN	703,355	1,307,903	3,300	476	703,355	1,311,679	2,015,034	111,796		11/01/06	300
Mcminnville	TN	442,735	635,260	None	None	442,735	635,260	1,077,995	51,861		12/21/06	300
Memphis	TN	405,274	1,060,680	None	11,253	405,274	1,071,933	1,477,207	581,510	06/30/95	03/17/95	300
Memphis	TN	148,386	275,760	None	None	148,386	275,760	424,146	25,278		09/14/06	300
Memphis	TN	254,423	472,680	None	None	254,423	472,680	727,103	41,753		10/12/06	300
Memphis	TN	871,951	1,621,017	None	456	871,951	1,621,473	2,493,424	137,843		11/01/06	300
Memphis	TN	309,358	574,779	None	None	309,358	574,779	884,137	25,865		11/16/07	300
Memphis	TN	374,048	694,918	None	None	374,048	694,918	1,068,966	31,271		11/16/07	300
Milan	TN	138,159	256,766	None	None	138,159	256,766	394,925	23,537		09/14/06	300
Millington	TN	285,613	530,630	None	None	285,613	530,630	816,243	156,533		08/31/01	300
Morristown	TN	182,935	340,274	None	None	182,935	340,274	523,209	41,400		12/22/05	300
Murfreesboro	TN	376,568	699,322	None	None	376,568	699,322	1,075,890	61,783		10/02/06	300
Murfreesboro	TN	383,266	712,027	None	None	383,266	712,027	1,095,293	58,149		12/21/06	300
Nashville	TN	147,915	274,675	None	None	147,915	274,675	422,590	24,273		10/02/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Nashville	TN	432,494	803,192	None	None	432,494	803,192	1,235,686	70,958		10/02/06	300
Nashville	TN	350,983	651,806	None	None	350,983	651,806	1,002,789	57,586		10/02/06	300
Newport	TN	640,841	1,191,858	None	456	640,841	1,192,314	1,833,155	101,365		11/01/06	300
Ripley	TN	231,552	430,232	None	None	231,552	430,232	661,784	126,916		08/31/01	300
Sevierville	TN	423,790	787,301	None	None	423,790	787,301	1,211,091	72,169		09/28/06	300
Shelbyville	TN	245,370	455,662	None	None	245,370	455,662	701,032	40,260		10/02/06	300
Trenton	TN	174,379	324,032	None	None	174,379	324,032	498,411	29,703		09/14/06	300
Allen	TX	165,000	306,771	None	None	165,000	306,771	471,771	116,062	07/09/99	05/28/99	300
Amarillo	TX	763,283	1,835,517	None	None	763,283	1,835,517	2,598,800	11,082	09/12/08	03/03/08	300
Arlington	TX	560,000	1,040,667	None	None	560,000	1,040,667	1,600,667	57,235		08/28/07	300
Arlington	TX	536,130	996,532	None	None	536,130	996,532	1,532,662	54,807		08/28/07	300
Arlington	TX	269,284	500,766	None	None	269,284	500,766	770,050	27,540		08/28/07	300
Austin	TX	699,395	1,167,223	None	180	699,395	1,167,403	1,866,798	125,449	02/15/06	09/15/05	300
Austin	TX	976,803	1,361,281	36,880	20,774	976,803	1,418,935	2,395,738	114,898	10/23/06	06/19/06	300
Austin	TX	1,049,946	1,952,028	None	None	1,049,946	1,952,028	3,001,974	165,921		11/01/06	300
Bedford	TX	919,303	98,231	None	95	919,303	98,326	1,017,629	98,250		12/27/94	300
Cedar Park	TX	634,489	1,472,504	None	158	634,489	1,472,662	2,107,151	142,795	06/19/06	01/13/06	300
Coppell	TX	212,875	396,007	None	None	212,875	396,007	608,882	21,779		08/28/07	300
Crockett	TX	90,780	420,880	19,412	8,495	90,780	448,787	539,567	397,487		12/17/85	300
Dallas	TX	242,025	479,170	None	None	242,025	479,170	721,195	331,889		06/25/91	300
Dallas	TX	742,507	0	None	473	742,507	473	742,980	307		04/13/95	300
Dallas	TX	386,451	718,361	None	None	386,451	718,361	1,104,812	39,508		08/28/07	300
El Campo	TX	98,060	454,631	None	141	98,060	454,772	552,832	427,290		11/25/85	300
Ennis	TX	173,250	384,793	None	148	173,250	384,941	558,191	319,532		12/28/87	300
Fort Worth	TX	223,195	492,067	None	None	223,195	492,067	715,262	351,496		06/26/91	300
Fort Worth	TX	423,281	382,059	None	None	423,281	382,059	805,340	212,043		02/10/95	300
Gainesville	TX	89,220	413,644	20,713	216	89,220	434,573	523,793	416,787		12/18/84	300
Georgetown	TX	870,981	1,177,824	None	155	870,981	1,177,979	2,048,960	117,325	06/02/06	01/13/06	300
Grand Prairie	TX	280,000	520,197	None	None	280,000	520,197	800,197	28,611		08/28/07	300
Greenville	TX	909,311	1,690,848	5,400	539	909,311	1,696,787	2,606,098	144,699		11/01/06	300
Harker Heights	TX	943,812	1,859,276	None	None	943,812	1,859,276	2,803,088	15,858	08/28/08	03/20/08	300
Hillsboro	TX	75,992	352,316	6,801	95	75,992	359,212	435,204	349,249		08/01/84	300
Houston	TX	194,994	386,056	None	None	194,994	386,056	581,050	267,395		06/25/91	300
Houston	TX	184,175	364,636	None	None	184,175	364,636	548,811	252,559		06/25/91	300
Houston	TX	1,096,376	2,300,690	235,500	102,871	1,096,376	2,639,061	3,735,437	1,097,162		09/05/97	300
Houston	TX	989,152	1,838,713	None	133	989,152	1,838,846	2,827,998	156,296		11/01/06	300
Houston	TX	962,500	1,788,491	None	None	962,500	1,788,491	2,750,991	98,365		08/28/07	300
Houston	TX	441,943	821,760	None	None	441,943	821,760	1,263,703	45,194		08/28/07	300
Houston	TX	335,664	624,233	None	None	335,664	624,233	959,897	34,331		08/28/07	300
Hurst	TX	215,623	401,245	None	None	215,623	401,245	616,868	22,066		08/28/07	300
Irving	TX	1,500,411	2,156	None	None	1,500,411	2,156	1,502,567	507		02/05/03	300
Irving	TX	291,971	543,094	None	None	291,971	543,094	835,065	29,868		08/28/07	300
Killeen	TX	262,500	583,014	None	14,398	262,500	597,412	859,912	508,102		05/29/87	300
Killeen	TX	1,327,348	2,467,204	None	None	1,327,348	2,467,204	3,794,552	209,711		11/01/06	300
Lewisville	TX	448,000	832,667	None	None	448,000	832,667	1,280,667	45,795		08/28/07	300
Live Oak	TX	727,956	1,214,835	None	278	727,956	1,215,113	1,943,069	150,140	09/27/05	06/01/05	300
Longview	TX	1,231,857	2,289,864	None	None	1,231,857	2,289,864	3,521,721	194,637		11/01/06	300
Lufkin	TX	105,904	490,998	None	5	105,904	491,003	596,907	463,006		10/08/85	300
Lufkin	TX	128,842	239,585	None	None	128,842	239,585	368,427	29,149		12/22/05	300
Lumberton	TX	111,146	206,720	None	None	111,146	206,720	317,866	25,151		12/22/05	300
Mesquite	TX	134,940	625,612	None	106	134,940	625,718	760,658	580,449		03/20/86	300
Mesquite	TX	729,596	120,820	None	None	729,596	120,820	850,416	120,820		12/23/94	300
Mesquite	TX	984,909	1,831,268	None	None	984,909	1,831,268	2,816,177	155,656		11/01/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Mexia	TX	93,620	434,046	None	30	93,620	434,076	527,696	406,556		12/18/85	300
New Braunfels	TX	185,500	411,997	None	494	185,500	412,491	597,991	355,170		03/26/87	300
New Braunfels	TX	860,262	1,169,016	None	348	860,262	1,169,364	2,029,626	127,543	02/14/06	10/12/05	300
Palestine	TX	825,066	1,534,394	None	None	825,066	1,534,394	2,359,460	130,422		11/01/06	300
Plano	TX	2,420,222	769	None	None	2,420,222	769	2,420,991	200	03/12/03	06/27/02	300
Plano	TX	840,000	1,560,819	None	None	840,000	1,560,819	2,400,819	85,843		08/28/07	300
Plano	TX	581,637	1,081,045	None	None	581,637	1,081,045	1,662,682	59,455		08/28/07	300
Porter	TX	227,067	333,031	None	None	227,067	333,031	560,098	184,832		02/09/95	300
San Antonio	TX	835,431	1,185,257	None	49,802	835,431	1,235,059	2,070,490	141,267	12/02/05	06/24/05	300
San Antonio	TX	690,443	1,109,136	None	41,054	690,443	1,150,190	1,840,633	134,651	10/24/05	06/27/05	300
San Antonio	TX	835,586	1,227,220	None	45,249	835,586	1,272,469	2,108,055	109,718	09/14/06	05/09/06	300
Santa Fe	TX	304,414	623,331	None	None	304,414	623,331	927,745	269,013		03/23/98	300
Sealy	TX	197,871	391,753	None	None	197,871	391,753	589,624	271,341		06/25/91	300
Spring	TX	378,654	704,206	None	None	378,654	704,206	1,082,860	38,729		08/28/07	300
Stafford	TX	214,024	423,733	None	None	214,024	423,733	637,757	293,491		06/26/91	300
Temple	TX	302,505	291,414	None	None	302,505	291,414	593,919	161,735		02/09/95	300
Temple	TX	797,574	1,193,813	None	156	797,574	1,193,969	1,991,543	111,548	09/14/06	04/07/06	300
Texarkana	TX	311,263	578,266	None	None	311,263	578,266	889,529	170,586		08/31/01	300
Vidor	TX	146,291	271,990	None	None	146,291	271,990	418,281	33,092		12/22/05	300
Waxahachie	TX	326,935	726,137	None	16,869	326,935	743,006	1,069,941	613,921		12/29/87	300
Waxahachie	TX	1,035,794	1,925,746	None	None	1,035,794	1,925,746	2,961,540	163,687		11/01/06	300
Sandy	UT	635,945	884,792	None	352	635,945	885,144	1,521,089	461,756		12/22/95	300
Bluefield	VA	845,277	1,571,754	None	None	845,277	1,571,754	2,417,031	133,598		11/01/06	300
Chester	VA	541,628	1,008,771	None	None	541,628	1,008,771	1,550,399	55,465		08/30/07	300
Colonial Heights	VA	350,000	425,146	None	21	350,000	425,167	775,167	102,746		12/26/02	300
Danville	VA	751,055	1,396,772	None	456	751,055	1,397,228	2,148,283	118,782		11/01/06	300
Hampton	VA	805,000	1,495,800	None	None	805,000	1,495,800	2,300,800	82,267		08/28/07	300
Martinsville	VA	833,114	1,549,167	None	None	833,114	1,549,167	2,382,281	131,678		11/01/06	300
Midlothian	VA	421,479	785,639	None	None	421,479	785,639	1,207,118	43,193		08/30/07	300
Richmond	VA	326,265	608,812	None	None	326,265	608,812	935,077	33,467		08/30/07	300
Richmond	VA	385,000	717,891	None	None	385,000	717,891	1,102,891	39,467		08/30/07	300
Staunton	VA	867,684	1,613,368	13,400	651	867,684	1,627,419	2,495,103	138,980		11/01/06	300
Suffolk	VA	816,986	1,519,214	None	None	816,986	1,519,214	2,336,200	129,132		11/01/06	300
Williamsburg	VA	651,167	1,212,201	None	None	651,167	1,212,201	1,863,368	66,654		08/30/07	300
Woodbridge	VA	962,500	1,788,300	None	None	962,500	1,788,300	2,750,800	98,355		08/28/07	300
Bennington	VT	118,823	673,551	None	None	118,823	673,551	792,374	189,715		12/19/01	300
Brattleboro	VT	0	738,115	None	None	-	738,115	738,115	60,232		08/30/07	300
Rutland	VT	812,197	1,511,184	None	None	812,197	1,511,184	2,323,381	83,098		08/30/07	300
Williston	VT	0	1,197,659	None	None	-	1,197,659	1,197,659	81,956		08/30/07	300
Spokane	WA	479,531	646,719	None	None	479,531	646,719	1,126,250	279,114		03/27/98	300
Tacoma	WA	198,857	921,947	51,224	1,860	198,857	975,031	1,173,888	919,389		05/29/84	300
Grafton	WI	149,778	332,664	None	172	149,778	332,836	482,614	278,474		10/29/87	300
Green Bay	WI	308,131	572,756	None	None	308,131	572,756	880,887	67,776		01/11/06	300
Sturgeon Bay	WI	214,865	477,221	16,764	11,465	214,865	505,450	720,315	405,558		12/01/87	300
Parkersburg	WV	722,732	1,343,920	None	284	722,732	1,344,204	2,066,936	114,270		11/01/06	300
Laramie	WY	210,000	466,417	None	None	210,000	466,417	676,417	344,897		03/12/90	300

Sporting Goods
Anchorage	AK	1,486,000	5,045,244	None	None	1,486,000	5,045,244	6,531,244	1,454,704		10/17/01	300
Mesa	AZ	984,890	1,536,269	None	None	984,890	1,536,269	2,521,159	115,202		02/12/07	300
Fresno	CA	1,650,000	3,321,244	None	None	1,650,000	3,321,244	4,971,244	957,617		10/17/01	300
Daytona Beach	FL	608,790	2,557,564	None	None	608,790	2,557,564	3,166,354	521,547	09/10/03	04/18/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Fort Meyers	FL	1,695,000	2,025,554	None	None	1,695,000	2,025,554	3,720,554	584,031		10/17/01	300
Gainesville	FL	1,296,000	2,234,554	None	None	1,296,000	2,234,554	3,530,554	644,293		10/17/01	300
Melbourne	FL	994,000	4,076,554	None	None	994,000	4,076,554	5,070,554	1,175,403		10/17/01	300
Orlando	FL	1,197,000	2,573,554	None	None	1,197,000	2,573,554	3,770,554	742,038		10/17/01	300
Geneva	IL	2,082,000	1,838,888	None	None	2,082,000	1,838,888	3,920,888	530,207		10/17/01	300
Bowie	MD	2,084,000	3,046,888	None	None	2,084,000	3,046,888	5,130,888	878,513		10/17/01	300
Glendale	NY	5,559,686	4,447,566	None	None	5,559,686	4,447,566	10,007,252	719,023		12/29/04	300
Mechanicsburg	PA	2,101,415	3,902,912	None	None	2,101,415	3,902,912	6,004,327	1,112,329		11/08/01	300
El Paso	TX	700,000	2,501,244	None	None	700,000	2,501,244	3,201,244	721,184		10/17/01	300
Fredericksburg	VA	1,941,000	2,979,888	None	None	1,941,000	2,979,888	4,920,888	859,195		10/17/01	300

Theaters
Fairbanks	AK	2,586,879	9,575	None	None	2,586,879	9,575	2,596,454	3,080		09/27/00	300
Huntsville	AL	2,810,868	14,308	None	None	2,810,868	14,308	2,825,176	4,602		09/27/00	300
Naples	FL	2,618,441	8,979,199	None	None	2,618,441	8,979,199	11,597,640	2,978,081		09/27/00	300
Chamblee	GA	4,329,404	14,942	None	None	4,329,404	14,942	4,344,346	4,618		09/27/00	300
Council Bluffs	IA	4,924,553	11,652,293	None	None	4,924,553	11,652,293	16,576,846	413,259		01/31/08	300
Dubuque	IA	3,185,053	5,915,983	None	None	3,185,053	5,915,983	9,101,036	226,779		01/31/08	300
Edwardsville	IL	4,270,500	9,070,885	None	None	4,270,500	9,070,885	13,341,385	1,194,323		09/28/05	300
Lake in the Hills	IL	3,297,566	9,364,286	None	None	3,297,566	9,364,286	12,661,852	1,232,955		09/28/05	300
Marion	IL	832,500	3,499,885	None	None	832,500	3,499,885	4,332,385	460,808		09/28/05	300
Mattoon	IL	543,183	5,110,193	None	None	543,183	5,110,193	5,653,376	672,832		09/28/05	300
Pekin	IL	1,575,231	9,183,100	None	None	1,575,231	9,183,100	10,758,331	1,209,098		09/28/05	300
Rockford	IL	4,270,500	16,675,954	-1,779	None	4,270,500	16,674,175	20,944,675	2,195,658		09/28/05	300
Springfield	IL	3,151,838	10,404,452	None	None	3,151,838	10,404,452	13,556,290	1,369,910		09/28/05	300
Bloomington	IN	2,498,642	7,934,745	None	None	2,498,642	7,934,745	10,433,387	1,044,732		09/28/05	300
Columbus	IN	1,999,812	7,234,361	None	None	1,999,812	7,234,361	9,234,173	952,515		09/28/05	300
Indianapolis	IN	2,700,395	17,672,980	None	None	2,700,395	17,672,980	20,373,375	2,125,146		09/28/05	300
Terre Haute	IN	1,249,321	9,835,885	None	None	1,249,321	9,835,885	11,085,206	1,295,048		09/28/05	300
Coon Rapids	MN	2,460,040	14,964,514	None	None	2,460,040	14,964,514	17,424,554	1,970,318		09/28/05	300
Inver Grove	MN	2,863,272	15,274,237	None	None	2,863,272	15,274,237	18,137,509	2,011,098		09/28/05	300
Poplar Bluff	MO	1,106,618	4,872,502	None	None	1,106,618	4,872,502	5,979,120	641,536		09/28/05	300
Rockaway	NJ	8,634,576	14,679,823	None	None	8,634,576	14,679,823	23,314,399	1,202,876	12/06/06	04/13/05	300
Binghamton	NY	2,700,000	5,570,505	None	None	2,700,000	5,570,505	8,270,505	733,449		09/29/05	300
Akron	OH	1,511,018	1,386	None	None	1,511,018	1,386	1,512,404	446		09/27/00	300
Columbus	OH	2,103,351	5,161,550	None	None	2,103,351	5,161,550	7,264,901	1,264,567		11/01/02	300
Hillsboro	OR	4,915,032	16,377	None	None	4,915,032	16,377	4,931,409	5,268		09/27/00	300
Portland	OR	2,793,001	9,942	None	None	2,793,001	9,942	2,802,943	3,198		09/27/00	300
Fort Worth	TX	2,280,000	2,802,189	None	None	2,280,000	2,802,189	5,082,189	275,548		07/26/06	300
Laredo	TX	2,161,477	5,561,558	None	None	2,161,477	5,561,558	7,723,035	474,289	10/11/06	08/09/05	300
Longview	TX	2,887,500	5,363,826	None	None	2,887,500	5,363,826	8,251,326	652,599		12/21/05	300
Waco	TX	1,013,706	5,880,539	None	None	1,013,706	5,880,539	6,894,245	519,448		10/06/06	300
Glen Allen	VA	1,314,065	9,748,457	None	None	1,314,065	9,748,457	11,062,522	3,233,202		09/27/00	300
Sterling	VA	4,546,305	33,325	None	None	4,546,305	33,325	4,579,630	10,159		09/27/00	300
Marysville	WA	1,988,142	0	None	None	1,988,142	-	1,988,142	-		07/27/00	300
Fitchburg	WI	5,540,553	10,290,483	None	None	5,540,553	10,290,483	15,831,036	394,468		01/31/08	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Travel Plazas
Baltimore	MD	1,740,080	4,580,068	None	None	1,740,080	4,580,068	6,320,148	993,071	12/24/03	04/01/03	300

Video Rental
Birmingham	AL	392,795	865,115	None	357	392,795	865,472	1,258,267	390,768		09/30/97	300
Southington	CT	399,562	1,009,125	None	None	399,562	1,009,125	1,408,687	405,336		12/29/98	300
Port St. Lucie	FL	612,695	702,209	4,825	348	612,695	707,382	1,320,077	280,236	12/09/98	09/08/98	300
Brunswick	GA	290,369	788,880	None	345	290,369	789,225	1,079,594	348,497		12/31/97	300
Norcross	GA	431,284	724,037	3,500	205	431,284	727,742	1,159,026	325,081		10/01/97	300
Plainfield	IN	453,645	908,485	None	173	453,645	908,658	1,362,303	398,143		01/30/98	300
Topeka	KS	285,802	966,286	None	146	285,802	966,432	1,252,234	426,811		12/19/97	300
Wichita	KS	289,714	797,856	None	146	289,714	798,002	1,087,716	323,183		11/23/98	300
Winchester	KY	355,474	929,177	None	173	355,474	929,350	1,284,824	391,838		06/30/98	300
Warren	MI	356,348	903,351	15,018	None	356,348	918,369	1,274,717	397,274		01/09/98	300
Centerville	OH	601,408	758,192	None	173	601,408	758,365	1,359,773	319,740		06/30/98	300
Dayton	OH	401,723	698,872	None	173	401,723	699,045	1,100,768	294,728		06/29/98	300
Forest Park	OH	328,187	921,232	None	173	328,187	921,405	1,249,592	409,970		11/14/97	300
Franklin	OH	337,572	777,943	None	173	337,572	778,116	1,115,688	343,553		12/30/97	300
Springboro	OH	261,916	897,489	None	173	261,916	897,662	1,159,578	369,513		09/21/98	300
Tulsa	OK	318,441	1,004,663	63,968	181	318,441	1,068,812	1,387,253	460,046		09/26/97	300
Bartlett	TN	420,000	674,437	None	2,102	420,000	676,539	1,096,539	259,773	05/12/99	02/23/99	300
Clarksville	TN	499,885	840,869	None	201	499,885	841,070	1,340,955	343,413		10/02/98	300
Columbia	TN	466,469	716,723	2,455	433	466,469	719,611	1,186,080	324,007		09/26/97	300
Hendersonville	TN	333,677	938,592	None	201	333,677	938,793	1,272,470	414,593		12/10/97	300
Jackson	TN	381,076	857,261	27,890	201	381,076	885,352	1,266,428	391,461		09/26/97	300
Memphis	TN	381,265	900,580	7,860	345	381,265	908,785	1,290,050	390,004		03/31/98	300
Murfreesboro	TN	406,056	886,293	None	201	406,056	886,494	1,292,550	400,304		09/26/97	300
Murfreesboro	TN	385,437	782,396	None	201	385,437	782,597	1,168,034	306,460		03/11/99	300
Smyrna	TN	302,372	836,214	None	201	302,372	836,415	1,138,787	377,693		09/02/97	300
Austin	TX	407,910	885,113	1,200	155	407,910	886,468	1,294,378	391,108		12/01/97	300
Beaumont	TX	326,041	834,895	None	57	326,041	834,952	1,160,993	376,190		09/05/97	300
Hurst	TX	373,084	871,163	16,135	181	373,084	887,479	1,260,563	365,743		07/29/98	300
Lubbock	TX	266,805	857,492	None	None	266,805	857,492	1,124,297	390,092		08/29/97	300
Woodway	TX	372,487	835,198	None	None	372,487	835,198	1,207,685	368,879		12/16/97	300
Hampton	VA	373,499	836,071	None	None	373,499	836,071	1,209,570	369,262		12/19/97	300
Virginia Beach	VA	551,588	797,260	None	None	551,588	797,260	1,348,848	346,711		02/23/98	300

Other
San Diego	CA	3,745,000	8,885,351	113,731	35,308	3,745,000	9,034,390	12,779,390	7,065,643	03/08/86	03/25/86	300
San Diego	CA	2,485,160	8,697,822	634,264	99,362	2,485,160	9,431,448	11,916,608	11,987,518	01/23/89	09/19/86	300
San Diego	CA	5,797,411	15,473,497	208,470	75,947	5,797,411	15,757,914	21,555,325	10,373,675	01/20/89	08/05/87	300
Venice	FL	259,686	362,562	4,535	None	259,686	367,097	626,783	178,009		11/26/96	300
Goshen	IN	115,000	533,165	14,400	5,064	115,000	552,629	667,629	496,260		07/07/86	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	is Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Jackson	MS	405,360	656,296	-124,313	22,043	405,360	554,026	959,386	321,285		11/26/96	300
Meridian	MS	181,156	515,598	75,460	6,128	181,156	597,186	778,342	267,445		11/26/96	300
Humble	TX	106,000	545,518	43,180	15,306	106,000	604,004	710,004	557,789		03/25/86	300
N. Richland Hills	TX	238,000	528,608	4,810	7,055	238,000	540,473	778,473	411,083		09/26/88	300
Crest Net Lease		3,278,143	2,729,551	15,350	None	3,278,143	2,744,901	6,023,044	-
Misc Investments			412,097	None	61,696	-	473,793	473,793	447,137

		1,164,436,828	2,245,167,722	3,339,058	3,380,363	1,164,436,828	2,251,887,143	3,416,323,971	554,171,306

Note 1.	Two thousand three hundred thirty-seven of the properties are single-tenant retail outlets.
	One property in Sheboygan, WI, one property in Lenexa, KS, one property in Humble, TX, one property in Escondido, CA, one property
	in Houston, TX, one property in Cedar Park, TX, one property in Cutler Ridge, FL, one property in Wilbraham, MA and three other
	properties in San Diego, CA are multi-tenant, distribution and office properties.

	All properties were acquired on an all cash basis except one; no encumbrances were outstanding for the periods presented.

Note 2.	The aggregate cost for federal income tax purposes is $3,261,632,255.

Note 3.	The following is a reconciliation of total real estate carrying value for the years ended December 31:	2008	2007	2006

	Balance at Beginning of Period	3,294,949,787	2,882,410,454	2,143,854,136

	Additions During Period:
	Acquisitions	189,627,022	533,726,159	769,925,390
	Less amounts allocated to intangible assets that are included in Other Assets on our Consolidated Balance Sheets	(397,402)	(996,575)	(937,030)
	Equipment	89,250	100,500	4,810
	Improvements, Etc.	1,408,690	1,157,862	198,488
	Other (Leasing Costs)	1,290,807	613,593	760,443
	Total Additions	192,018,367	534,601,539	769,952,101

	Deductions During Period:
	Cost of Real Estate Sold	67,079,032	121,734,428	30,791,949
	Less amounts allocated to intangible assets that are included in Other Assets on our Consolidated Balance Sheets	-	-	(205,399)
	Cost of Equipment Sold	-	-	-
	Releasing costs	191,151	55,856	146,340
	Other (including Provisions for Impairment)	3,374,000	271,922	662,893
	Total Deductions	70,644,183	122,062,206	31,395,783
	Balance at Close of Period	3,416,323,971	3,294,949,787	2,882,410,454

Note 4.	The following is a reconciliation of accumulated depreciation for the years ended:
		2008	2007	2006

	Balance at Beginning of Period	470,695,343	397,329,170	341,808,533

	Additions During Period - Provision for Depreciation	90,424,612	76,089,713	58,602,612

	Deductions During Period:
	Accumulated depreciation of real estate and equipment sold	6,948,649	2,723,540	3,081,975
	Balance at Close of Period	554,171,306	470,695,343	397,329,170

Note 5.	In 2008, no provisions for impairment were recorded on Realty Income properties. Provisons for impairment were recorded on three Crest properties.
	In 2007, provisions for impairment were recorded on two Realty Income properties and one Crest property.
	In 2006, provisions for impairment were recorded on one Realty Income property and three Crest properties.

Note 6.	In accordance with FASB 143 and FASB interpretation No. 47, we recorded in aggregate $335,283 in 2008 and $238,680 in 2007 to two buildings for
	the fair value of legal obligations to perform asset-retirement activities that are conditional on future events. These two properties are reported in the
	drug store industry and are located in Girard, PA and Slippery Rock, PA.

Note 7.	In 2006, we reduced the value of one building by $174,000 due to damage to the building, in the video rental industry.

	See report of independent registered public accounting firm.