Form 10-Q
period 2009-03-31
REALTY INCOME CORP
filed 2009-04-30
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009, or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

There were 104,319,106 shares of common stock outstanding as of April 21, 2009.

REALTY INCOME CORPORATION

Form 10-Q
March 31, 2009

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008
(dollars in thousands, except per share data)

	2009	2008
ASSETS	(unaudited)
Real estate, at cost:
Land	$1,157,731	$1,157,885
Buildings and improvements	2,247,961	2,251,025
	3,405,692	3,408,910
Less accumulated depreciation and amortization	(573,039)	(553,417)
Net real estate held for investment	2,832,653	2,855,493
Real estate held for sale, net	7,725	6,660
Net real estate	2,840,378	2,862,153
Cash and cash equivalents	10,438	46,815
Accounts receivable, net	10,122	10,624
Goodwill	17,206	17,206
Other assets, net	53,487	57,381
Total assets	$2,931,631	$2,994,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$16,841	$16,793
Accounts payable and accrued expenses	17,860	38,027
Other liabilities	11,485	14,698
Line of credit payable	--	--
Notes payable	1,350,000	1,370,000
Total liabilities	1,396,186	1,439,518

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share,
20,000,000 shares authorized, 13,900,000 shares issued
and outstanding	337,790	337,790
Common stock and paid in capital, par value $1.00 per share,
200,000,000 shares authorized, 104,319,051 and 104,211,541
shares issued and outstanding as of March 31, 2009 and
December 31, 2008, respectively	1,625,795	1,624,622
Distributions in excess of net income	(428,140)	(407,751)
Total stockholders’ equity	1,535,445	1,554,661
Total liabilities and stockholders’ equity	$2,931,631	$2,994,179

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2009 and 2008
(dollars in thousands, except per share data)
(unaudited)

	2009	2008

REVENUE
Rental	$82,140	$81,241
Other	754	1,448
	82,894	82,689

EXPENSES
Depreciation and amortization	22,951	22,076
Interest	21,410	23,386
General and administrative	5,950	5,544
Property	2,233	1,216
Income taxes	303	398
	52,847	52,620
Income from continuing operations	30,047	30,069
Income (loss) from discontinued operations:
Real estate acquired for resale by Crest	(125)	(929)
Real estate held for investment	162	621
	37	(308)

Net income	30,084	29,761
Preferred stock cash dividends	(6,063)	(6,063)
Net income available to common stockholders	$24,021	$23,698

Basic and diluted amounts per common share, available to common stockholders:
Income from continuing operations	$0.23	$0.24
Net income	$0.23	$0.24
Weighted average common shares outstanding:
Basic	103,439,114	100,280,264
Diluted	103,445,044	100,365,576

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2009 and 2008
(dollars in thousands)(unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,084	$29,761
Adjustments to net income:
Depreciation and amortization	22,951	22,076
(Income) loss from discontinued operations:
Real estate acquired for resale	125	929
Real estate held for investment	(162)	(621)
Gain on sales of land and improvements	--	(439)
Amortization of share-based compensation	1,397	1,143
Cash provided by (used in) discontinued operations:
Real estate acquired for resale	186	(506)
Real estate held for investment	5	565
Proceeds from sales of real estate acquired for resale	--	17,474
Collection of notes receivable by Crest	32	13
Change in assets and liabilities:
Accounts receivable and other assets	3,997	(171)
Accounts payable, accrued expenses and other liabilities	(22,997)	(22,111)
Net cash provided by operating activities	35,618	48,113
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties:
Continuing operations	--	439
Discontinued operations	1,093	369
Acquisition of and improvements to investment properties	(2,439)	(180,657)
Intangibles acquired in connection with acquisitions of
investment properties	--	(397)
Net cash used in investing activities	(1,346)	(180,246)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(44,362)	(41,554)
Cash dividends to preferred stockholders	(6,063)	(6,063)
Principal payment on notes payable	(20,000)	--
Other items	(224)	(8)
Net cash used in financing activities	(70,649)	(47,625)
Net decrease in cash and cash equivalents	(36,377)	(179,758)
Cash and cash equivalents, beginning of period	46,815	193,101
Cash and cash equivalents, end of period	$10,438	$13,343

For supplemental disclosures, see note 12.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)

1.	Management Statement

The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we” or “our”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim period presented. Certain of the 2008 balances have been reclassified to conform to the 2009 presentation. Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 2008, which are included in our 2008 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.

At March 31, 2009, we owned 2,347 properties, located in 49 states, containing over 19.0 million leasable square feet, along with five properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”). Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

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

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectibility of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $1.4 million at March 31, 2009 and $637,000 at December 31, 2008.

	March 31,	December 31,
D. Other assets consist of the following (dollars in thousands) at:	2009	2008
Notes receivable issued in conjunction with Crest property sales	$22,312	$22,344
Deferred bond financing costs, net	12,924	13,249
Value of in-place and above-market leases, net	10,265	10,534
Prepaid expenses	4,102	4,244
Credit facility organization costs, net	2,267	2,552
Corporate assets, net of accumulated depreciation and amortization	1,222	1,277
Escrow deposits for Section 1031 tax-deferred exchanges	--	3,174
Other items	395	7
	$53,487	$57,381

E. Distributions payable consist of the following declared	March 31,	December 31,
distributions (dollars in thousands) at:	2009	2008
Common stock distributions	$14,820	$14,772
Preferred stock dividends	2,021	2,021
	$16,841	$16,793

F. Accounts payable and accrued expenses consist of the	March 31,	December 31,
following (dollars in thousands) at:	2009	2008
Bond interest payable	$9,499	$26,706
Other items	8,361	11,321
	$17,860	$38,027

	March 31,	December 31,
G. Other liabilities consist of the following (dollars in thousands) at:	2009	2008
Rent received in advance	$5,897	$9,083
Security deposits	3,955	3,937
Value of in-place below-market leases, net	1,633	1,678
	$11,485	$14,698

H.   Impact of Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends disclosure requirements in FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Statements, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP No. 107-1 and APB No. 28-1, which is effective for interim and annual periods ending after June 15, 2009, only applies to our disclosures in note 6 related to the estimated fair value of notes receivable issued in conjunction with Crest property sales and our notes payable and is not expected to have a significant impact on our footnote disclosures.

3.       Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators.

A.  During the first three months of 2009, Realty Income invested $1.3 million in previously acquired properties with an initial weighted average contractual lease rate of 8.7%. The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.

In comparison, during the first three months of 2008, Realty Income invested $181.4 million in 106 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.7%. These 106 properties are located in 14 states, contain over 705,000 leasable square feet, and are 100% leased with an average lease term of 20.6 years.

B.  During the first three months of 2009 and 2008, Crest did not invest in any new retail properties.

C.  Crest’s property inventory at March 31, 2009 consisted of five properties valued at $5.7 million and, at December 31, 2008, consisted of five properties valued at $6.0 million. These amounts are included on our consolidated balance sheets in “real estate held for sale, net.”

D.  Of the $181.4 million invested by Realty Income in the first three months of 2008, $10.0 million was used to acquire two retail properties with existing leases. In accordance with Statement No. 141, Business Combinations, Realty Income recorded $397,000 as the intangible value of the in-place leases. This amount is recorded to “other assets” on our consolidated balance sheets and amortized over the life of the respective leases.

4.       Credit Facility

In May 2008, we entered into a $355 million revolving, unsecured credit facility which replaced our previous $300 million acquisition credit facility. The term of our credit facility is for three years, until May 2011, plus two, one-year extension options. Under our credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 100 basis points with a facility commitment fee of 27.5 basis points, for all-in drawn pricing of 127.5 basis points over LIBOR. We also have other interest rate options available to us. Our credit facility is unsecured and accordingly, we have not pledged any assets as collateral for this obligation.

We did not utilize our credit facility during the first three months of 2009 or 2008. Our effective borrowing rate at March 31, 2009 was 1.5% and at March 31, 2008 was 3.8%. Our current and prior credit facilities are and were subject to various leverage and interest coverage ratio limitations. We are and have been in compliance with these covenants.

5.       Notes Payable

A.     General

Our senior unsecured note obligations consist of the following, sorted by maturity date (dollars in millions):
	March 31, 2009	December 31, 2008
8% notes, issued in January 1999 and due in January 2009	$--	$20.0
5.375% notes, issued in March 2003 and due in March 2013	100.0	100.0
5.5% notes, issued in November 2003 and due in November 2015	150.0	150.0
5.95% notes, issued in September 2006 and due in September 2016	275.0	275.0
5.375% notes, issued in September 2005 and due in September 2017	175.0	175.0
6.75% notes, issued in September 2007 and due in August 2019	550.0	550.0
5.875% bonds, issued in March 2005 and due in March 2035	100.0	100.0
	$1,350.0	$1,370.0
B.      Note Redemption

In January 2009, on their maturity date, we redeemed all of our outstanding 8.00% notes issued in January 1999 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest, using cash on hand.

6.       Fair Value of Financial Assets and Liabilities

FASB Statement No. 157, Fair Value Measurements, defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value. Statement No. 157 also establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  A financial instrument’s categorization within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement. This statement applies to fair value measurements and disclosures that are already required or permitted by most existing FASB accounting standards.

We believe that the carrying values reflected in the consolidated balance sheets, at March 31, 2009 and December 31, 2008, reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for notes payable and the notes receivable issued in conjunction with Crest property sales, which are disclosed below (dollars in millions):

	Carrying value per	Estimated fair
At March 31, 2009	balance sheet	market value
Notes receivable issued in conjunction with Crest property sales	$22.3	$20.9
Notes payable	$1,350.0	$959.3

	Carrying value per	Estimated fair
At December 31, 2008	balance sheet	market value
Notes receivable issued in conjunction with Crest property sales	$22.3	$21.9
Notes payable	$1,370.0	$949.4

The estimated fair value of the notes receivable issued in conjunction with Crest property sales has been calculated by discounting the future cash flows using an interest rate based upon the current 7-year or 10-year Treasury yield curve plus an applicable credit-adjusted spread. Because this methodology includes unobservable inputs that reflect our own internal assumptions and calculations, the measurement of fair value related to these notes receivable, issued in conjunction with Crest property sales, is categorized as level 3 on the three-level valuation hierarchy, as defined by Statement No. 157.

The estimated fair value of the notes payable is based upon the closing market price per note or indicative price per note. Because these note prices represent inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the fair value related to these notes payable is categorized as level 2 on the three-level valuation hierarchy, as defined by Statement No. 157.

7.	Gain on Sales of Real Estate Acquired for Resale by Crest

During the first three months of 2009, Crest did not sell any properties.  In comparison, during the first three months of 2008, Crest sold 15 properties for $17.5 million, which resulted in a gain of $2.7 million. Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

8.       Gain on Sales of Investment Properties by Realty Income

During the first three months of 2009, we sold one investment property for $1.1 million, which resulted in a gain of $198,000. The results of operations for this property have been reclassified to discontinued operations.

In comparison, during the first three months of 2008, we sold one investment property for $369,000, which resulted in a gain of $218,000.  The results of operations for this property have been reclassified to discontinued operations. Additionally, we received proceeds from a sale of excess land from one property, which resulted in a gain of $439,000. This gain is included in “other revenue” on our consolidated statement of income for the three months ended March 31, 2008 because this excess land was associated with a property that continues to be owned as part of our core operations.

9.	Discontinued Operations

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Realty Income’s operations from eight investment properties classified as held for sale at March 31, 2009, plus properties sold in 2009 and 2008, are reported as discontinued operations. Their respective results of operations have been reclassified to “income (loss) from discontinued operations, real estate held for investment” on our consolidated statements of income. We do not depreciate properties once they are classified as held for sale.

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

For the three months ended March 31, 2009, provisions for impairment of $311,000 were recorded by Crest on five properties held for sale. For the three months ended March 31, 2008, provisions for impairment of $2.4 million were recorded by Crest on two properties held for sale. The above provisions for impairment reduced the carrying values to the estimated fair-market values of those properties, net of estimated selling costs, and are included in “income (loss) from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

The following is a summary of Crest’s “loss from discontinued operations, real estate acquired for resale” on our consolidated statements of income (dollars in thousands):

Crest’s loss from discontinued operations, real estate acquired for resale	Three months ended 3/31/09	Three months ended 3/31/08
Gain on sales of real estate acquired for resale	$--	$2,706
Rental revenue	66	1,036
Other revenue	351	71
Interest expense	(173)	(632)
General and administrative expense	(86)	(162)
Property expenses	(34)	(11)
Provisions for impairment	(311)	(2,394)
Depreciation (1)	--	(735)
Income taxes	62	(808)
Loss from discontinued operations, real estate acquired for resale by Crest	$(125)	$(929)

(1)	Depreciation was recorded on one property that was classified as held for investment. This property was sold in May 2008.

The following is a summary of Realty Income’s “income from discontinued operations, from real estate held for investment” on our consolidated statements of income (dollars in thousands):

Realty Income’s income from discontinued operations, real estate held for investment	Three months ended 3/31/09	Three months ended 3/31/08
Gain on sales of investment properties	$198	$218
Rental revenue	60	623
Other revenue	12	--
Depreciation and amortization	(41)	(162)
Property expenses	(67)	(58)
Income from discontinued operations, real estate held for investment	$162	$621

The following is a summary of our total income (loss) from discontinued operations (dollars in thousands, except per share data):
Total discontinued operations	Three months ended 3/31/09	Three months ended 3/31/08
Real estate acquired for resale by Crest	$(125)	$(929)
Real estate held for investment	162	621
Income (loss) from discontinued operations	$37	$(308)
Per common share, basic and diluted	$0.00	$0.00

10.   Distributions Paid and Payable

A.  Common Stock

We pay monthly distributions to our common stockholders. The following is a summary of the monthly distributions paid per common share for the first three months of 2009 and 2008:

Month	2009	2008
January	$0.14175	$0.13675
February	0.14175	0.13675
March	0.14175	0.13675
Total	$0.42525	$0.41025

At March 31, 2009, a distribution of $0.1420625 per common share was payable and was paid in April 2009.

B.  Preferred Stock

In 2004, we issued 5.1 million shares of 7.375% Monthly Income Class D cumulative redeemable preferred stock.  Beginning May 27, 2009, the Class D preferred shares are redeemable, at our option, for $25 per share. During each of the first three months of 2009 and 2008, we paid three monthly dividends to holders of our Class D preferred stock totaling $0.4609377 per share, or $2.4 million, and at March 31, 2009, a monthly dividend of $0.1536459 per share was payable and was paid in April 2009.

In 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E cumulative redeemable preferred stock.  Beginning December 7, 2011, the Class E preferred shares are redeemable, at our option, for $25 per share. During each of the first three months of 2009 and 2008, we paid three monthly dividends to holders of our Class E preferred stock totaling $0.421875 per share, or $3.7 million, and at March 31, 2009, a monthly dividend of $0.140625 per share was payable and was paid in April 2009.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended 3/31/09	Three months ended 3/31/08
Weighted average shares used for the basic net income per share computation	103,439,114	100,280,264
Incremental shares from share-based compensation	5,930	85,312
Adjusted weighted average shares used for diluted net income per share computation	103,445,044	100,365,576
Unvested shares from share-based compensation that were anti-dilutive	823,488	646,758

No stock options were anti-dilutive for the three months ended March 31, 2009 and 2008.

12.	Supplemental Disclosures of Cash Flow Information

Interest paid in the first three months of 2009 was $37.9 million and in the first three months of 2008 was $38.1 million.

There was no interest capitalized to properties under development in the first three months of 2009 and $14,000 of interest capitalized to properties under development in the first three months of 2008.

Income taxes paid by Realty Income and Crest in the first three months of 2009 was $701,000 and in the first three months of 2008 was $755,000.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  Share-based compensation expense for the first three months of 2009 was $1.4 million and for the first three months of 2008 was $1.1 million.

B.  See note 9 for a discussion of impairments recorded by Crest in the first three months of 2009 and 2008.

C.  In the first three months of 2009, we recorded $389,000 for an insurance settlement, receivable upon the resolution of all contingencies. This insurance settlement receivable is included in “other assets” on our consolidated balance sheet at March 31, 2009.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of March 31, 2009 (dollars in thousands):

	March 31,	December 31,
Assets, as of:	2009	2008
Segment net real estate:
Automotive service	$105,846	$106,581
Automotive tire services	207,215	208,770
Child care	83,882	85,120
Convenience stores	470,336	472,588
Drug stores	144,719	145,919
Health and fitness	166,367	167,658
Restaurants	746,409	751,466
Theaters	297,362	299,690
23 other non-reportable segments	618,242	624,361
Total segment net real estate	2,840,378	2,862,153
Other intangible assets – Automotive tire services	691	706
Other intangible assets – Drug stores	6,562	6,727
Other intangible assets – Grocery stores	898	911
Other intangible assets – Theaters	2,114	2,190
Goodwill – Automotive service	1,338	1,338
Goodwill – Child care	5,353	5,353
Goodwill – Convenience stores	2,074	2,074
Goodwill – Home furnishings	1,557	1,557
Goodwill – Restaurants	3,779	3,779
Goodwill – non-reportable segments	3,105	3,105
Other corporate assets	63,782	104,286
Total assets	$2,931,631	$2,994,179

Revenue for the three months ended March 31:	2009	2008
Segment rental revenue(1):
Automotive service	$4,187	$3,999
Automotive tire services	5,841	5,483
Child care	5,992	6,250
Convenience stores	13,593	11,738
Drug stores	3,481	2,879
Health and fitness	4,701	4,522
Restaurants	17,707	19,029
Theaters	7,498	7,182
23 non-reportable segments	19,140	20,159
Total rental revenue	82,140	81,241
Other revenue	754	1,448
Total revenue	$82,894	$82,689

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

The amount of share-based compensation costs charged against income during the first three months of 2009 was $1.4 million and during the first three months of 2008 was $1.1 million.

The following table summarizes our common stock grant activity under our Stock Plan.  Our common stock grants vest over periods ranging from immediately to 10 years.

	For the three months ended March 31, 2009		For the year ended December 31, 2008
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)

Outstanding nonvested shares, beginning of year	994,453	$19.70	994,572	$19.46
Shares granted	117,660	23.15	249,447	26.63
Shares vested	(176,416)	23.12	(188,215)	21.96
Shares forfeited	(577)	23.76	(61,351)	22.13
Outstanding nonvested shares, end of each period	935,120	$22.36	994,453	$19.70

(1) Grant date fair value.

During the first three months of 2009, we issued 117,660 shares of common stock under our Stock Plan. These shares vest over the following service periods: 13,000 vested immediately, 2,500 vest over a service period of three years and 102,160 vest over a service period of five years.

In August 2008, our Board of Directors approved a new vesting schedule for shares granted to employees after August 20, 2008. The reason for this change was to provide a shorter vesting period for employees who were closer to the age of retirement, and to adjust the vesting period for employees age 55 and below to be more in line with comparable vesting schedules in the market. The new vesting schedule is as follows:

●	For employees age 55 and below at the grant date, shares vest in 20% increments on each of the first five anniversaries of the grant date;
●	For employees age 56 at the grant date, shares vest in 25% increments on each of the first four anniversaries of the grant date;
●	For employees age 57 at the grant date, shares vest in 33.33% increments on each of the first three anniversaries of the grant date;
●	For employees age 58 at the grant date, shares vest in 50% increments on each of the first two anniversaries of the grant date;
●	For employees age 59 at the grant date, shares are 100% vested on the first anniversary of the grant date; and
●	For employees age 60 and above at the grant date, shares vest immediately on the grant date.

Prior to August 20, 2008, shares granted to employees age 49 and below at the grant date vested in 10% increments on each of the first ten anniversaries of the grant date, and shares granted to employees age 50 through 55 at the grant date vested in 20% increments on each of the first five anniversaries of the grant date. The consolidation of these two groups represents the only difference between the new and prior vesting schedules.

As of March 31, 2009, the remaining unamortized share-based compensation expense totaled $20.9 million, which is being amortized on a straight-line basis over the service period of each applicable award.

The effect of pre-vesting forfeitures on our recorded expense has historically been negligible. Any future pre-vesting forfeitures are also expected to be negligible and we will record the benefit related to such forfeitures as they occur. Under the terms of our Stock Plan, we pay non-refundable dividends to the holders of our nonvested shares. Under FASB Statement No. 123R, Share-Based Compensation, the dividends paid to holders of these nonvested shares should be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. Given the negligible historical and prospective forfeiture rate determined by us, we did not record any amount to compensation expense related to dividends paid in 2009 or 2008.

As of March 31, 2009, there were 20,992 vested stock options outstanding and exercisable with a weighted average exercise price of $13.31.  There were 302 stock options exercised in the first three months of 2009 at an exercise price of $14.70. There were no stock option forfeitures in the first three months of 2009. No stock options were granted after January 1, 2002 and all outstanding options are fully vested. Stock options were granted with an exercise price equal to the underlying stock’s fair market value at the date of grant. Stock options expire ten years from the date they were granted and vested over service periods of one, three, four or five years.

15.	Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At March 31, 2009, we have contingent payments for tenant improvements and leasing costs of $718,000.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including documents incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, as amended. When used in this quarterly report, the words “estimated”, “anticipated”, “expect”, “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

●	Our anticipated growth strategies;
●	Our intention to acquire additional properties and the timing of these acquisitions;
●	Our intention to sell properties and the timing of these property sales;
●	Our intention to re-lease vacant properties;
●	Anticipated trends in our business, including trends in the market for long-term net-leases of freestanding, single-tenant retail properties;
●	Future expenditures for development projects; and
●	Profitability of our subsidiary, Crest Net Lease, Inc. (“Crest”).

Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements.  In particular, some of the factors that could cause actual results to differ materially are:

●	Our continued qualification as a real estate investment trust;
●	General business and economic conditions;
●	Competition;
●	Fluctuating interest rates;
●	Access to debt and equity capital markets;
●	Continued volatility and uncertainty in the credit markets and broader financial markets;
●
Other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters, illiquidity of real estate investments, and potential damages from natural disasters;

●	Impairments in the value of our real estate assets;
●	Changes in the tax laws of the United States of America;
●	The outcome of any legal proceedings to which we are a party; and
●	Acts of terrorism and war.

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

THE COMPANY

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT. Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO per share. The monthly distributions are supported by the cash flow from our portfolio of retail properties leased to regional and national retail chains. We have in-house acquisition, leasing, legal, retail research, real estate research, portfolio management and capital markets expertise. Over the past 40 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term lease agreements (primarily 15 to 20 years).

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. Our portfolio management focus includes:

●	Contractual rent increases on existing leases;
●	Rent increases at the termination of existing leases, when market conditions permit; and
●	The active management of our property portfolio, including re-leasing vacant properties, and selectively selling properties, thereby mitigating our exposure to certain tenants and markets.

In acquiring additional properties, we adhere to a focused strategy of primarily acquiring properties that are:

●	Freestanding, single-tenant, retail locations;
●	Leased to regional and national retail chains; and
●	Leased under long-term, net-lease agreements.

At March 31, 2009, we owned a diversified portfolio:

●	Of 2,347 retail properties;
●	With an occupancy rate of 96.4%, or 2,263 properties occupied of the 2,347 properties in the portfolio;
●	With only 84 properties available for lease;
●	Leased to 117 different retail chains doing business in 30 separate retail industries;
●	Located in 49 states;
●	With over 19.0 million square feet of leasable space; and
●	With an average leasable retail space per property of approximately 8,135 square feet.

Of the 2,347 properties in the portfolio, 2,336, or 99.5%, are single-tenant, retail properties and the remaining 11 are multi-tenant, distribution and office properties. At March 31, 2009, 2,253 of the 2,336 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.8 years.

In addition, at March 31, 2009, our wholly-owned taxable REIT subsidiary, Crest, had an inventory of five properties valued at $5.7 million, which are classified as held for sale. Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”). In addition to the five properties, Crest also holds notes receivable of $22.3 million at March 31, 2009. We anticipate Crest will not acquire any properties in 2009.

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

Our net-lease agreements generally:

●	Are for initial terms of 15 to 20 years;
●	Require the tenant to pay minimum monthly rent and property operating expenses (taxes, insurance and maintenance); and
●
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

Acquisition Strategy
We seek to invest in industries in which several, well-organized, regional and national retail chains are capturing market share through service, quality control, economies of scale, advertising and the selection of prime retail locations. We execute our acquisition strategy by acting as a source of capital to regional and national retail chain store owners and operators, doing business in a variety of industries, by acquiring and leasing back retail store locations. We undertake thorough research and analysis to identify appropriate industries, tenants and property locations for investment. Our research expertise is instrumental to uncovering net-lease opportunities in markets where our real estate financing program adds value. In selecting real estate for potential investment, we generally seek to acquire properties that have the following characteristics:

●	Freestanding, commercially-zoned property with a single tenant;
●	Properties that are important retail locations for regional and national retail chains;
●	Properties that we deem to be profitable for the retailers;
●	Properties that are located within attractive demographic areas relative to the business of their tenants, with high visibility and easy access to major thoroughfares; and
●	Properties that can be purchased with the simultaneous execution or assumption of long-term, net-lease agreements, offering both current income and the potential for rent increases.

RECENT DEVELOPMENTS

Increases in Monthly Distributions to Common Stockholders
We continue our 40-year policy of paying distributions monthly.  Monthly distributions per share increased in April 2009 by $0.0003125 to $0.1420625. The increase in April 2009 was our 46th consecutive quarterly increase and the 53rd increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In the first three months of 2009, we paid three monthly cash distributions per share in the amount of $0.14175, totaling $0.42525. In March 2009 and April 2009, we declared distributions of $0.1420625 per share, which were paid in April 2009 and will be paid in May 2009, respectively.

The monthly distribution of $0.1420625 per share represents a current annualized distribution of $1.70475 per share, and an annualized distribution yield of approximately 7.8% based on the last reported sale price of our common stock on the NYSE of $21.96 on April 21, 2009. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

Universal Shelf Registration
In March 2009, we filed a shelf registration statement with the SEC, which is effective for a term of three years, to replace our prior shelf registration statement which was set to expire in April 2009. Our new shelf registration expires in March 2012. In accordance with the SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include common stock, preferred stock, debt securities, or any combination of such securities.  We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Note Redemption
In January 2009, upon their maturity, we redeemed the $20 million outstanding principal amount of our 8% Notes (“2009 Notes”). The 2009 Notes were redeemed at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. We now have no debt maturities until March 2013.

Retirement of Board of Directors Members
William E. Clark, our previous non-executive chairman, retired from the Board of Directors in February 2009. Our Corporate Governance and Nominating Committee recommended, and the Board of Directors elected, Donald R. Cameron as the new non-executive chairman, effective upon Mr. Clark’s retirement. Mr. Clark had served as our Chairman of the Board since the inception of Realty Income.

Roger P. Kuppinger and Willard H Smith Jr will retire from the Board of Directors on May 12, 2009.  Ronald L. Merriman will become the chairman of the Audit Committee upon the retirement of Mr. Kuppinger.

Acquisitions during the First Three Months of 2009
During the first three months of 2009, Realty Income invested $1.3 million in previously acquired properties. Our 2008 and 2009 portfolio acquisitions are lower than in recent years primarily due to uncertainty in the commercial retail real estate market.  Property prices continued to decline and lease rates rose throughout 2008 and the first three months of 2009. We continue to monitor the acquisition market carefully and will acquire properties for long-term investment when we believe the transactions are accretive to our shareholders.

Investments in Existing Properties
In the first three months of 2009, we capitalized costs of $847,000 on existing properties in our portfolio, consisting of $406,000 for re-leasing costs and $441,000 for building improvements.

Net Income Available to Common Stockholders
Net income available to common stockholders was $24.0 million in the first three months of 2009 versus $23.7 million in the same period of 2008, an increase of $323,000. On a diluted per common share basis, net income was $0.23 per share in the first three months of 2009, as compared to $0.24 per share in the first three months of 2008.

The calculation to determine net income available to common stockholders includes gains from the sales of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain from the sales of properties during the first three months of 2009 was $198,000, as compared to $657,000 during the first three months of 2008.

Funds from Operations Available to Common Stockholders (FFO)
In the first three months of 2009, our FFO increased by $797,000, or 1.7%, to $46.7 million versus $45.9 million in the first three months of 2008.  On a diluted per common share basis, FFO was $0.45 in the first three months of 2009, as compared to $0.46 in the first three months of 2008, a decrease of $0.01, or 2.2%.

See our discussion of FFO later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a reconciliation of net income available to common stockholders to FFO.

Crest
During the first three months of 2009, Crest did not sell any properties.  Crest had an inventory of five properties valued at $5.7 million at March 31, 2009 and $6.0 million at December 31, 2008, which is included in “real estate held for sale, net” on our consolidated balance sheets.

Buffets Emerges from Reorganization
On April 28, 2009, Buffets Holdings, Inc. ("Buffets") announced that it had emerged from Chapter 11 reorganization.  In its press release, Buffets noted that "in addition to strengthening its balance sheet and reducing its debt, Buffets has also used the Chapter 11 process to right-size its organization, including streamlining its portfolio of restaurants and reducing operating expenses across the business."  Buffets remains Realty Income's largest tenant, representing approximately 6.0% of Realty Income's annualized rental revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our retail properties. We intend to retain an appropriate amount of cash as working capital. At March 31, 2009, we had cash and cash equivalents totaling $10.4 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future.  We intend, however, to use additional sources of capital to fund property acquisitions and to repay future borrowings under our credit facility.

$355 Million Acquisition Credit Facility
In May 2008, we entered into a $355 million revolving, unsecured credit facility which replaced our previous $300 million acquisition credit facility. The term of our credit facility is for three years until May 2011, plus two, one-year extension options. Under our credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 100 basis points with a facility fee of 27.5 basis points, for all-in drawn pricing of 127.5 basis points over LIBOR. We also have other interest rate options available to us. At April 21, 2009, we had a borrowing capacity of $355 million available on our credit facility and no outstanding balance.

We expect to use the credit facility to acquire additional retail properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk. We have the right to request an increase in the borrowing capacity of the credit facility by up to $100 million, to a total borrowing capacity of $455 million. Any increase in the borrowing capacity is subject to approval by the lending banks participating in our credit facility.

Mortgage Debt
We have no mortgage debt on any of our properties.

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At April 21, 2009, our total outstanding borrowings were $1.35 billion of senior unsecured notes, or approximately 33.8% of our total market capitalization of $3.99 billion. There were no outstanding borrowings on our credit facility at April 21, 2009.

We define our total market capitalization at April 21, 2009 as the sum of:

•	Shares of our common stock outstanding of 104,319,106 multiplied by the last reported sales price of our common stock on the NYSE of $21.96 per share on April 21, 2009, or $2.29 billion;
•	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
•	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million; and
•	Outstanding notes of $1.35 billion.

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

Notes Outstanding
Our senior unsecured note obligations consist of the following as of March 31, 2009, sorted by maturity date (dollars in millions):

5.375% notes, issued in March 2003 and due in March 2013	$100.0
5.5% notes, issued in November 2003 and due in November 2015	150.0
5.95% notes, issued in September 2006 and due in September 2016	275.0
5.375% notes, issued in September 2005 and due in September 2017	175.0
6.75% notes, issued in September 2007 and due in August 2019	550.0
5.875% bonds, issued in March 2005 and due in March 2035	100.0
$1,350.0

All of our outstanding notes and bonds have fixed interest rates.

Interest on all of our senior note obligations is paid semiannually. All of these notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. We have been in compliance with these covenants since each of the notes were issued.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance. The actual amounts as of March 31, 2009 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60%	38.9%
Limitation on incurrence of secured debt	≤ 40%	0.0%
Debt service coverage (trailing 12 months)	≥ 1.5 x	3.4	x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	257%

The following table summarizes the maturity of each of our obligations as of March 31, 2009 (dollars in millions):

Table of Obligations

				Ground	Ground
				Leases	Leases
				Paid by	Paid by
Year of	Credit			Realty	Our
Maturity	Facility (1)	Notes	Interest (2)	Income(3)	Tenants(4)	Other (5)	Totals
2009	$--	$--	$61.8	$0.1	$2.8	$0.7	$65.4
2010	--	--	82.4	0.1	3.7	--	86.2
2011	--	--	82.4	0.1	3.6	--	86.1
2012	--	--	82.4	0.1	3.5	--	86.0
2013	--	100.0	78.1	0.1	3.4	--	181.6
Thereafter	--	1,250.0	427.9	0.9	40.4	--	1,719.2
Totals	$--	$1,350.0	$815.0	$1.4	$57.4	$0.7	$2,224.5

(1) There was no outstanding credit facility balance on April 21, 2009.
(2) Interest on the credit facility and notes has been calculated based on outstanding balances as of March 31, 2009 through their respective maturity dates.
(3) Realty Income currently pays the ground lessors directly for the rent under the ground leases. A majority of this rent is reimbursed to Realty Income as additional rent from our tenants.

(4) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(5) “Other” consists of $718,000 of contingent payments for tenant improvements and leasing costs.

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

In 2006, we issued 8.8 million shares of 6.75% Class E cumulative redeemable preferred stock. Beginning December 7, 2011, shares of Class E preferred stock are redeemable at our option for $25 per share, plus any accrued and unpaid dividends. Dividends on shares of Class E preferred stock are paid monthly in arrears.

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

We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Our cash distributions to common stockholders for the first three months of 2009 totaled $44.4 million, representing 95.1% of our funds from operations available to common stockholders of $46.7 million. In comparison, our 2008 cash distributions to common stockholders totaled $169.7 million, representing 91.5% of our funds from operations available to common stockholders of $185.5 million.

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

When we acquire a property for investment purposes, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building and improvements, and the following which are associated with acquired leases: (i) intangible assets related to above and below market leases and (ii) value of costs to obtain tenants.

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

The following is a comparison of our results of operations for the three months ended March 31, 2009 to the three months ended March 31, 2008.

Rental Revenue
Rental revenue was $82.1 million for the first three months of 2009 versus $81.2 million for the first three months of 2008, an increase of $0.9 million, or 1.1%. The increase in rental revenue in the first three months of 2009 compared to the first three months of 2008 is primarily attributable to:

●
The 108 retail properties acquired by Realty Income in 2008, which generated $4.0 million of rent in the first three months of 2009 compared to $1.3 million in the first three months of 2008, an increase of $2.7 million;

●	Same store rents generated on 2,092 properties during the entire first three months of 2009 and 2008 increased by $134,000, or 0.2%, to $75.87 million from $75.73 million; net of
●
A net decrease of $1.4 million relating to the aggregate of (i) development properties acquired before 2008 that started paying rent in 2008, (ii) properties that were vacant during part of 2009 or 2008, (iii) properties sold during 2009 and 2008 and (iv) lease termination settlements.  In aggregate, these items totaled $2.0 million in the first three months of 2009 compared to $3.4 million in the first three months of 2008; and

●	A decrease in straight-line rent and other non-cash adjustments to rent of $493,000 in the first three months of 2009 as compared to the first three months of 2008.

Excluding 104 leases with Buffets Holdings, Inc., same store rents generated on 1,988 properties during the entire first three months of 2009 and 2008 increased by $811,000, or 1.2%, to $71.0 million from $70.19 million.

Of the 2,347 properties in the portfolio at March 31, 2009, 2,336, or 99.5%, are single-tenant properties and the remaining 11 are multi-tenant, distribution and office properties. Of the 2,336 single-tenant properties, 2,253, or 96.4%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.8 years at March 31, 2009. Of our 2,253 leased single-tenant properties, 2,052, or 91.1%, were under leases that provide for increases in rents through:

●	Primarily base rent increases tied to a consumer price index (typically subject to ceilings);
●	Fixed increases;
●	To a lesser degree, overage rent based on a percentage of the tenants’ gross sales; or
●	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $675,000 in the first three months of 2009 and $691,000 in the first three months of 2008. Percentage rent in the first three months of 2009 was less than 1% of rental revenue and we anticipate percentage rent to continue to be less than 1% of rental revenue for 2009.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At March 31, 2009, our portfolio of 2,347 retail properties was 96.4% leased with 84 properties available for lease, one of which is a multi-tenant property.

As of April 20, 2009, transactions to lease or sell 25 of the 84 properties available for lease at March 31, 2009 were underway or completed. We anticipate these transactions will be completed during the next several months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Depreciation and Amortization
Depreciation and amortization was $23.0 million for the first three months of 2009 as compared to $22.1 million for the first three months of 2008. The increase in depreciation and amortization in 2009 was primarily due to the acquisition of properties in 2008, which was partially offset by property sales in 2009 and 2008. As discussed in the section entitled “Funds from Operations Available to Common Stockholders,” depreciation and amortization is a non-cash item that is excluded from our calculation of FFO.

Interest Expense
Interest expense was $2.0 million lower in the first three months of 2009 than in the first three months of 2008, primarily due to lower average senior notes outstanding and, to a lesser extent, lower interest rates.  We redeemed the $100 million outstanding principal amount of our 8.25% Monthly Income Senior Notes in November 2008 and the $20 million outstanding principal amount of our 8% Notes in January 2009, both of which contributed to the decrease in average outstanding balances and lower average interest rates on our debt.

The following is a summary of the components of our interest expense (dollars in thousands):
	Three months ended 3/31/09	Three months ended 3/31/08
Interest on our notes	$20,665	$23,061
Interest included in discontinued operations from real estate acquired for resale by Crest	(173)	(632)
Credit facility commitment fees	248	114
Amortization of credit facility origination costs and deferred bond financing costs	670	639
Amortization of settlements on treasury lock agreement	--	218
Interest capitalized	--	(14)
Interest expense	$21,410	$23,386

Notes outstanding	Three months ended 3/31/09	Three months ended 3/31/08
Average outstanding balances (dollars in thousands)	$1,353,111	$1,470,000
Average interest rates	6.11%	6.28%

At April 21, 2009, the weighted average interest rate on our notes payable of $1.35 billion was 6.10% and the average interest rate on our credit line was 1.44%.  There was no outstanding balance on our credit line at April 21, 2009.

Interest Coverage Ratio
Our interest coverage ratio for the first three months of 2009 was 3.5 times and for the first three months of 2008 was 3.2 times.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures. The following is a reconciliation of net cash provided by operating activities on our consolidated statements of cash flow to our interest coverage amount (dollars in thousands):
	Three months ended 3/31/09	Three months ended 3/31/08
Net cash provided by operating activities	$35,618	$48,113
Interest expense	21,410	23,386
Interest expense included in discontinued operations(1)	173	632
Income taxes	303	398
Income taxes included in discontinued operations(1)	(62)	808
Proceeds from sales of real estate acquired for resale(1)	--	(17,474)
Collection of notes receivable by Crest(1)	(32)	(13)
Crest provisions for impairment(1)	(311)	(2,394)
Gain on sales of real estate acquired for resale(1)	--	2,706
Amortization of share-based compensation	(1,397)	(1,143)
Changes in assets and liabilities:
Accounts receivable and other assets	(3,997)	171
Accounts payable, accrued expenses and other liabilities	22,997	22,111
Interest coverage amount	$74,702	$77,301
Divided by interest expense(2)	$21,583	$24,018
Interest coverage ratio	3.5	3.2
(1) Crest activities.
(2) Includes interest expense recorded to “income (loss) from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for the first three months of 2009 was 2.7 times and for the first three months of 2008 was 2.6 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):
	Three months ended 3/31/09	Three months ended 3/31/08
Interest coverage amount	$74,702	$77,301
Divided by interest expense plus preferred stock dividends(1)	$27,646	$30,081
Fixed charge coverage ratio	2.7	2.6
(1) Includes interest expense recorded to “income (loss) from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

General and Administrative Expenses
General and administrative expenses increased by $406,000 to $5.95 million in the first three months of 2009 as compared to $5.54 million in the first three months of 2008. In the first three months of 2009, general and administrative expenses as a percentage of total revenue were 7.2% as compared to 6.7% in the first three months of 2008. General and administrative expenses increased during the first three months of 2009 primarily due to increases in employee costs.

In April 2009, we had 70 permanent employees as compared to 73 permanent employees in April 2008.

Property Expenses
Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At March 31, 2009, 84 properties were available for lease, as compared to 70 at December 31, 2008 and 61 at March 31, 2008.

Property expenses were $2.2 million in the first three months of 2009 and $1.2 million in the first three months of 2008. The increase in property expenses in the first three months of 2009 is primarily attributable to an increase in property taxes, maintenance and utilities associated with properties available for lease and an increase in bad debt expense.

Income Taxes
Income taxes were $303,000 in the first three months of 2009 as compared to $398,000 in the first three months of 2008. These amounts are for city and state income taxes paid by Realty Income.

In addition, Crest recorded state and federal income tax benefits of $62,000 in the first three months of 2009 as compared to tax expense of $808,000 in the first three months of 2008. These amounts are included in “income (loss) from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Discontinued Operations
Crest acquires properties with the intention of reselling them rather than holding them as investments and operating the properties. Consequently, we typically classify properties acquired by Crest as held for sale at the date of acquisition and do not depreciate them. The operation of Crest’s properties is classified as “income (loss) from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

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

The following is a summary of Crest’s “loss from discontinued operations, real estate acquired for resale” on our consolidated statements of income (dollars in thousands, except per share data):

Crest’s loss from discontinued operations, real estate acquired for resale	Three months ended 3/31/09	Three months ended 3/31/08
Gain on sales of real estate acquired for resale	$--	$2,706
Rental revenue	66	1,036
Other revenue	351	71
Interest expense	(173)	(632)
General and administrative expense	(86)	(162)
Property expenses	(34)	(11)
Provisions for impairment	(311)	(2,394)
Depreciation (1)	--	(735)
Income taxes	62	(808)
Loss from discontinued operations, real estate acquired for resale by Crest	$(125)	$(929)
Per common share, basic and diluted	$0.00	$(0.01)

(1)	Depreciation was recorded on one property that was classified as held for investment. This property was sold in May 2008.

Realty Income’s operations from eight investment properties classified as held for sale at March 31, 2009, plus properties sold in 2009 and 2008, have been classified as discontinued operations.  The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” on our consolidated statements of income (dollars in thousands, except per share data):

Realty Income’s income from discontinued operations, real estate held for investment	Three months ended 3/31/09	Three months ended 3/31/08
Gain on sales of investment properties	$198	$218
Rental revenue	60	623
Other revenue	12	--
Depreciation and amortization	(41)	(162)
Property expenses	(67)	(58)
Income from discontinued operations, real estate held for investment	$162	$621
Per common share, basic and diluted	$0.00	$0.01

The following is a summary of our total income (loss) from discontinued operations (dollars in thousands, except per share data):
Total discontinued operations	Three months ended 3/31/09	Three months ended 3/31/08
Real estate acquired for resale by Crest	$(125)	$(929)
Real estate held for investment	162	621
Income (loss) from discontinued operations	$37	$(308)
Per common share, basic and diluted	$0.00	$0.00

The above per share amounts have each been calculated independently.

Crest’s Property Sales
During the first three months of 2009, Crest did not sell any properties. In comparison, during the first three months of 2008, Crest sold 15 properties for $17.5 million, which resulted in a gain of $2.7 million. Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

Crest’s Property Inventory
At March 31, 2009, Crest had an inventory of five properties valued at $5.7 million, all of which are classified as held for sale.

Gain on Sales of Investment Properties by Realty Income
During the first three months of 2009, we sold one investment property for $1.1 million, which resulted in a gain of $198,000. The results of operations for this property have been reclassified to discontinued operations.

In comparison, during the first three months of 2008, we sold one investment property for $369,000, which resulted in a gain of $218,000.  The results of operations for this property have been reclassified to discontinued operations. Additionally, we received proceeds from a sale of excess land from one property, which resulted in a gain of $439,000. This gain is included in “other revenue” on our consolidated statement of income for the three months ended March 31, 2008 because the proceeds were associated with a property that continues to be owned as part of our core operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At March 31, 2009, we classified real estate with a carrying amount of $7.7 million as held for sale on our balance sheet, which includes five properties owned by Crest, valued at $5.7 million.  Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months.

Provisions for Impairment on Real Estate Acquired for Resale by Crest
For the three months ended March 31, 2009, provisions for impairment of $311,000 were recorded by Crest on five properties held for sale. For the three months ended March 31, 2008, provisions for impairment of $2.4 million were recorded by Crest on two properties held for sale. The above provisions for impairment reduced the carrying costs to the estimated fair-market value of those properties, net of estimated selling costs, and are included in “income (loss) from discontinued operations, real estate acquired for resale by Crest.”

Provisions for Impairment on Realty Income Investment Properties
No provisions for impairment were recorded in the first three months of 2009 and 2008.

Preferred Stock Dividends
Preferred stock cash dividends totaled $6.1 million in the first three months of 2009 and 2008.

Net Income Available to Common Stockholders
Net income available to common stockholders was $24.0 million in the first three months of 2009, an increase of $323,000 as compared to $23.7 million in the first three months of 2008.

The calculation to determine net income available to common stockholders includes gains from the sales of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized during the first three months of 2009 from the sale of an investment property was $198,000, as compared to a $657,000 gain recognized from the sale of an investment property and from the additional proceeds received from a sale of excess land during the first three months of 2008.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the first three months of 2009 increased by $797,000, or 1.7%, to $46.7 million as compared to $45.9 million in the first three months of 2008. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):
	Three months ended 3/31/09	Three months ended 3/31/08
Net income available to common stockholders	$24,021	$23,698
Depreciation and amortization:
Continuing operations	22,951	22,076
Discontinued operations	41	897
Depreciation of furniture, fixtures and equipment	(81)	(77)
Gain on sales of land and investment properties:
Continuing operations	--	(439)
Discontinued operations	(198)	(218)
FFO available to common stockholders	$46,734	$45,937
FFO per common share:
Basic and diluted	$0.45	$0.46
Distributions paid to common stockholders	$44,362	$41,554
FFO in excess of distributions paid to common stockholders	$2,372	$4,383
Weighted average number of common shares used for computation per share:
Basic	103,439,114	100,280,264
Diluted	103,445,044	100,365,576

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

(dollars in thousands)	Three months ended 3/31/09	Three months ended 3/31/08
Amortization of deferred note financing costs(1)	$341	$454
Amortization of settlement on treasury lock agreement(2)	--	218
Amortization of share-based compensation	1,397	1,143
Capitalized leasing costs and commissions	(406)	(131)
Capitalized building improvements	(441)	(554)
Straight line rent revenue(3)	(261)	(754)
Crest provisions for impairment	311	2,394
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

(3)	A negative amount indicates that our straight-line rent revenue was greater than our actual cash rent collected.

PROPERTY PORTFOLIO INFORMATION

At March 31, 2009, we owned a diversified portfolio:

●	Of 2,347 retail properties;
●	With an occupancy rate of 96.4%, or 2,263 properties occupied of the 2,347 properties in the portfolio;
●	With only 84 properties available for lease;
●	Leased to 117 different retail chains doing business in 30 separate retail industries;
●	Located in 49 states;
●	With over 19.0 million square feet of leasable space; and
●	With an average leasable retail space per property of approximately 8,135 square feet.

In addition to our real estate portfolio, our subsidiary, Crest had an inventory of five properties located in five states at March 31, 2009. These properties are valued at $5.7 million and are classified as held for sale.

At March 31, 2009, 2,253 of our 2,347 retail properties were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically responsible for future rent increases based on increases in the consumer price index (typically subject to ceilings), fixed increases or, to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

Industry Diversification
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:
	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
Industries	Ended March 31, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003
Apparel stores	1.1%	1.1%	1.2%	1.7%	1.6%	1.8%	2.1%
Automotive collision services	1.0	1.0	1.1	1.3	1.3	1.0	0.3
Automotive parts	1.5	1.6	2.1	2.8	3.4	3.8	4.5
Automotive service	5.1	4.8	5.2	6.9	7.6	7.7	8.3
Automotive tire services	7.1	6.7	7.3	6.1	7.2	7.8	3.1
Book stores	0.2	0.2	0.2	0.2	0.3	0.3	0.4
Business services	*	*	0.1	0.1	0.1	0.1	0.1
Child care	7.3	7.6	8.4	10.3	12.7	14.4	17.8
Consumer electronics	0.8	0.8	0.9	1.1	1.3	2.1	3.0
Convenience stores	16.5	15.8	14.0	16.1	18.7	19.2	13.3
Crafts and novelties	0.3	0.3	0.3	0.4	0.4	0.5	0.6
Distribution and office	1.0	1.0	0.6	--	--	--	--
Drug stores	4.2	4.1	2.7	2.9	2.8	0.1	0.2
Entertainment	1.2	1.2	1.4	1.6	2.1	2.3	2.6
Equipment rental services	0.2	0.2	0.2	0.2	0.4	0.3	0.2
Financial services	0.2	0.2	0.2	0.1	0.1	0.1	--
General merchandise	0.8	0.8	0.7	0.6	0.5	0.4	0.5
Grocery stores	0.7	0.7	0.7	0.7	0.7	0.8	0.4
Health and fitness	5.7	5.6	5.1	4.3	3.7	4.0	3.8
Home furnishings	1.4	2.4	2.6	3.1	3.7	4.1	4.9
Home improvement	1.9	1.9	2.1	3.4	1.1	1.0	1.1
Motor vehicle dealerships	3.0	3.1	3.1	3.4	2.6	0.6	--
Office supplies	1.0	1.0	1.1	1.3	1.5	1.6	1.9
Pet supplies and services	0.9	0.8	0.9	1.1	1.3	1.4	1.7
Private education	0.8	0.8	0.8	0.8	0.8	1.1	1.2
Restaurants	21.6	21.8	21.2	11.9	9.4	9.7	11.8
Shoe stores	--	--	--	--	0.3	0.3	0.9
Sporting goods	2.3	2.3	2.6	2.9	3.4	3.4	3.8
Theaters	9.1	9.0	9.0	9.6	5.2	3.5	4.1
Travel plazas	0.2	0.2	0.2	0.3	0.3	0.4	0.3
Video rental	1.0	1.1	1.7	2.1	2.5	2.8	3.3
Other	1.9	1.9	2.3	2.7	3.0	3.4	3.8
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

* Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified to discontinued operations.

Service Category Diversification
The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at March 31, 2009, classified according to the retail business types and the level of services they provide (dollars in thousands):
		Rental Revenue for	Percentage of
	Number of	the Quarter Ended	Rental
Industry	Properties	March 31, 2009(1)	Revenue
Tenants Providing Services
Automotive collision services	13	$854	1.0%
Automotive service	235	4,187	5.1
Child care	263	5,992	7.3
Entertainment	8	999	1.2
Equipment rental services	2	150	0.2
Financial services	13	194	0.2
Health and fitness	26	4,701	5.7
Private education	7	650	0.8
Theaters	34	7,498	9.1
Other	10	1,542	1.9
	611	26,767	32.5
Tenants Selling Goods and Services
Automotive parts (with installation)	25	502	0.6
Automotive tire services	155	5,841	7.1
Business services	1	5	*
Convenience stores	574	13,593	16.5
Distribution and office	3	847	1.0
Home improvement	3	110	0.1
Motor vehicle dealerships	21	2,448	3.0
Pet supplies and services	10	665	0.9
Restaurants	642	17,707	21.6
Travel plazas	1	187	0.2
Video rental	31	829	1.0
	1,466	42,734	52.0
Tenants Selling Goods
Apparel stores	6	902	1.1
Automotive parts	52	753	0.9
Book stores	2	156	0.2
Consumer electronics	13	644	0.8
Crafts and novelties	5	260	0.3
Drug stores	51	3,481	4.2
General merchandise	34	647	0.8
Grocery stores	9	578	0.7
Home furnishings	43	1,126	1.4
Home improvement	29	1,442	1.8
Office supplies	10	788	1.0
Pet supplies	2	32	*
Sporting goods	14	1,880	2.3
	270	12,689	15.5
Totals	2,347	$82,190	100.0%

* Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at March 31, 2009, including revenue from properties reclassified as discontinued operations of $50.

Lease Expirations
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) regarding the timing of the lease term expirations (excluding extension options) on our 2,253 net leased, single-tenant retail properties as of March 31, 2009 (dollars in thousands):

	Total Portfolio			Initial Expirations(3)			Subsequent Expirations(4)
Year	Number of Leases Expiring(1)	Rental Revenue for the Quarter Ended March 31, 2009(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended March 31, 2009	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended March 31, 2009	% of Total Rental Revenue
2009	132	$2,684	3.4%	29	$598	0.8%	103	$2,086	2.6%
2010	98	2,043	2.6	47	1,074	1.4	51	969	1.2
2011	105	3,447	4.4	59	2,361	3.0	46	1,086	1.4
2012	115	2,721	3.4	74	1,846	2.3	41	875	1.1
2013	140	5,068	6.4	98	4,059	5.1	42	1,009	1.3
2014	61	2,250	2.8	36	1,806	2.3	25	444	0.5
2015	109	3,040	3.8	85	2,499	3.1	24	541	0.7
2016	114	2,040	2.6	112	1,995	2.5	2	45	0.1
2017	47	1,619	2.0	39	1,469	1.8	8	150	0.2
2018	42	1,789	2.3	34	1,617	2.0	8	172	0.3
2019	96	4,836	6.1	91	4,500	5.7	5	336	0.4
2020	76	2,894	3.6	73	2,821	3.5	3	73	0.1
2021	180	7,668	9.7	179	7,614	9.6	1	54	0.1
2022	100	2,923	3.7	99	2,875	3.6	1	48	0.1
2023	246	7,944	10.0	244	7,871	9.9	2	73	0.1
2024	61	1,726	2.2	61	1,726	2.2	--	--	--
2025	70	5,437	6.9	66	5,369	6.8	4	68	0.1
2026	120	6,815	8.6	118	6,757	8.5	2	58	0.1
2027	152	4,612	5.8	151	4,595	5.8	1	17	*
2028	82	4,002	5.0	80	3,953	4.9	2	49	0.1
2029	46	1,124	1.4	45	1,109	1.4	1	15	*
2030	20	921	1.2	20	921	1.2	--	--	--
2031	27	648	0.8	27	648	0.8	--	--	--
2032	2	57	0.1	2	57	0.1	--	--	--
2033	7	422	0.5	7	422	0.5	--	--	--
2034	2	230	0.3	2	230	0.3	--	--	--
2037	2	354	0.4	2	354	0.4	--	--	--
2043	1	13	*	--	--	--	1	13	*
Totals	2,253	$79,327	100.0%	1,880	$71,146	89.5%	373	$8,181	10.5%

*Less than 0.1%
(1)

Excludes ten multi-tenant properties and 84 vacant unleased properties, one of which is a multi-tenant property. The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)
Includes rental revenue of $50 from properties reclassified as discontinued operations and excludes revenue of $2,863 from ten multi-tenant properties and from 84 vacant and unleased properties at March 31, 2009.

(3)	Represents leases to the initial tenant of the property that are expiring for the first time.
(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification
The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of March 31, 2009 (dollars in thousands):

			Approximate	Rental Revenue for	Percentage of
	Number of	Percent	Leasable	the Quarter Ended	Rental
State	Properties	Leased	Square Feet	March 31, 2009(1)	Revenue
Alabama	63	98%	425,300	$1,924	2.4%
Alaska	2	100	128,500	277	0.3
Arizona	80	98	395,800	2,411	2.9
Arkansas	18	94	98,500	393	0.5
California	64	98	1,160,700	4,474	5.5
Colorado	53	96	486,300	1,839	2.2
Connecticut	24	96	276,600	1,181	1.4
Delaware	17	100	33,300	429	0.5
Florida	168	95	1,449,300	6,600	8.0
Georgia	132	97	926,900	3,998	4.9
Idaho	13	92	85,400	331	0.4
Illinois	74	97	877,800	4,175	5.1
Indiana	82	96	689,600	3,228	3.9
Iowa	22	95	296,100	1,010	1.2
Kansas	33	91	573,500	1,101	1.3
Kentucky	22	100	110,600	675	0.8
Louisiana	33	97	190,400	888	1.1
Maine	3	100	22,500	160	0.2
Maryland	29	97	271,200	1,581	1.9
Massachusetts	66	100	580,400	2,616	3.2
Michigan	52	98	257,300	1,246	1.5
Minnesota	21	100	392,100	1,547	1.9
Mississippi	71	97	347,600	1,505	1.8
Missouri	62	97	640,100	2,193	2.7
Montana	2	100	30,000	76	0.1
Nebraska	19	95	196,300	473	0.6
Nevada	15	93	191,000	749	0.9
New Hampshire	14	100	109,900	563	0.7
New Jersey	33	100	261,300	1,929	2.4
New Mexico	8	100	56,400	178	0.2
New York	40	93	502,300	2,332	2.8
North Carolina	96	98	548,300	2,827	3.4
North Dakota	6	100	36,600	57	0.1
Ohio	137	95	852,700	3,675	4.5
Oklahoma	25	96	145,900	584	0.7
Oregon	18	100	297,300	870	1.1
Pennsylvania	99	99	683,800	3,542	4.3
Rhode Island	3	100	11,000	57	0.1
South Carolina	100	99	374,400	2,176	2.7
South Dakota	9	100	24,900	102	0.1
Tennessee	135	95	635,500	2,907	3.5
Texas	213	92	2,234,300	8,002	9.7
Utah	5	80	30,600	87	0.1
Vermont	4	100	12,700	124	0.2
Virginia	104	99	637,100	3,484	4.2
Washington	35	91	230,300	697	0.9
West Virginia	2	100	23,000	121	0.1
Wisconsin	20	90	248,100	778	1.0
Wyoming	1	100	4,200	18	*
Totals/Average	2,347	96%	19,093,700	$82,190	100.0%

* Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at March 31, 2009, including revenue from properties reclassified as discontinued operations of $50.

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

Approximately 96.0% or 2,253 of our 2,347 retail properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

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

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates. We were not a party to any derivative financial instruments at March 31, 2009. We do not enter into any derivative transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents by year of expected maturity, the principal amounts, average interest rates, and fair values as of March 31, 2009.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data
Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2009	$--	--%	$--	--%
2010	--	--	--	--
2011(1)	--	--	--	--
2012	--	--	--	--
2013(2)	100.0	5.375	--	--
Thereafter(3)	1,250.0	6.162	--	--
Totals	$1,350.0	6.103%	$--	--%
Fair Value(4)	$959.3		$--

(1)	The credit facility expires in May 2011. There was no outstanding credit facility balance as of April 21, 2009.
(2)	$100 million matures in March 2013,
(3)	$150 million matures in November 2015, $275 million matures in September 2016, $175 million matures in September 2017, $550 million matures in August 2019 and $100 million matures in March 2035.
(4)	We base the fair value of the fixed rate debt at March 31, 2009 on the closing market price or indicative price per each note.

The table incorporates only those exposures that exist as of March 31, 2009. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. Our credit facility balance is variable. At March 31, 2009, our credit facility balance was zero; however, we intend to borrow funds on our credit facility in the future.  Based on a hypothetical credit facility borrowing of $50 million, a 1% change in interest rates would change our interest costs by $500,000 per year.

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

As of and for the quarter ended March 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

Item 6.	Exhibits

Exhibit No.	Description

Articles of Incorporation and By-Laws

3.1
Articles of Incorporation of the Company, as amended by amendment No. 1 dated May 10, 2005 and amendment No. 2 dated May 10, 2005 (filed as exhibit 3.1 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference).

3.2
Amended and Restated Bylaws of the Company dated December 12, 2007 (filed as exhibit 3.1 to the Company’s Form 8-K, filed on December 13, 2007 and dated December 12, 2007 and incorporated herein by reference), as amended on May 13, 2008 (amendment filed as exhibit 3.1 to the Company’s Form 8-K, filed on May 14, 2008 and dated May 13, 2008, and incorporated herein by reference).

3.3
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock (filed as exhibit 3.8 to the Company’s Form 8-A, filed on May 25, 2004 and incorporated herein by reference).

3.4
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating additional shares of the 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock (filed as exhibit 3.2 to the Company’s Form 8-K, filed on October 19, 2004 and dated October 12, 2004 and incorporated herein by reference).

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

REALTY INCOME CORPORATION

Date: April 27, 2009	/s/ GREGORY J. FAHEY
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)