Form 10-Q
period 2009-06-30
REALTY INCOME CORP
filed 2009-07-30
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009, or

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

There were 104,281,597 shares of common stock outstanding as of July 21, 2009.

REALTY INCOME CORPORATION

Form 10-Q
June 30, 2009

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

June 30, 2009 and December 31, 2008
(dollars in thousands, except per share data)

	2009	2008
ASSETS	(unaudited)
Real estate, at cost:
Land	$1,156,488	$1,157,885
Buildings and improvements	2,245,443	2,251,025
	3,401,931	3,408,910
Less accumulated depreciation and amortization	(593,621)	(553,417)
Net real estate held for investment	2,808,310	2,855,493
Real estate held for sale, net	7,007	6,660
Net real estate	2,815,317	2,862,153
Cash and cash equivalents	35,823	46,815
Accounts receivable, net	10,419	10,624
Goodwill	17,206	17,206
Other assets, net	53,793	57,381
Total assets	$2,932,558	$2,994,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$16,868	$16,793
Accounts payable and accrued expenses	36,557	38,027
Other liabilities	10,296	14,698
Line of credit payable	--	--
Notes payable	1,350,000	1,370,000
Total liabilities	1,413,721	1,439,518

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share,
20,000,000 shares authorized, 13,900,000 shares issued
and outstanding	337,790	337,790
Common stock and paid in capital, par value $1.00 per share,
200,000,000 shares authorized, 104,281,597 and 104,211,541
shares issued and outstanding as of June 30, 2009 and
December 31, 2008, respectively	1,627,180	1,624,622
Distributions in excess of net income	(446,133)	(407,751)
Total stockholders’ equity	1,518,837	1,554,661
Total liabilities and stockholders’ equity	$2,932,558	$2,994,179

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the three and six months ended June 30, 2009 and 2008
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

REVENUE
Rental	$81,553	$81,982	$163,650	$163,094
Other	85	80	839	1,528
	81,638	82,062	164,489	164,622

EXPENSES
Depreciation and amortization	22,961	22,752	45,887	44,803
Interest	21,367	23,929	42,777	47,315
General and administrative	5,006	5,924	10,956	11,467
Property	1,884	1,086	4,110	2,317
Income taxes	308	218	610	615
	51,526	53,909	104,340	106,517
Income from continuing operations	30,112	28,153	60,149	58,105
Income from discontinued operations:
Real estate acquired for resale by Crest	226	1,259	102	330
Real estate held for investment	2,222	3,639	2,394	4,378
	2,448	4,898	2,496	4,708
Net income	32,560	33,051	62,645	62,813
Preferred stock cash dividends	(6,063)	(6,063)	(12,127)	(12,127)
Net income available to common stockholders	$26,497	$26,988	$50,518	$50,686

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic and diluted	$0.23	$0.22	$0.46	$0.46
Net income:
Basic	$0.26	$0.27	$0.49	$0.51
Diluted	$0.26	$0.27	$0.49	$0.50
Weighted average common shares outstanding:
Basic	103,446,949	100,346,512	103,475,185	100,326,039
Diluted	103,450,457	100,394,431	103,479,897	100,420,692

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2009 and 2008
(dollars in thousands)(unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$62,645	$62,813
Adjustments to net income:
Depreciation and amortization	45,887	44,803
Income from discontinued operations:
Real estate acquired for resale	(102)	(330)
Real estate held for investment	(2,394)	(4,378)
Gain on sales of land and improvements	--	(236)
Amortization of share-based compensation	2,739	2,853
Cash provided by (used in) discontinued operations:
Real estate acquired for resale	413	4
Real estate held for investment	64	1,260
Investment in real estate acquired for resale	--	(8)
Proceeds from sales of real estate acquired for resale	--	26,895
Collection of notes receivable by Crest	64	25
Change in assets and liabilities:
Accounts receivable and other assets	2,946	(232)
Accounts payable, accrued expenses and other liabilities	(5,453)	(4,277)
Net cash provided by operating activities	106,809	129,192
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sales of investment properties:
Continuing operations	--	439
Discontinued operations	6,365	822
Acquisition of and improvements to investment properties	(3,032)	(185,309)
Intangibles acquired in connection with acquisitions of investment properties	--	(397)
Net cash provided by (used in) investing activities	3,333	(184,445)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(88,826)	(83,310)
Cash dividends to preferred stockholders	(12,127)	(12,127)
Principal payment on notes payable	(20,000)	--
Debt issuance costs	--	(3,200)
Other items	(181)	162
Net cash used in financing activities	(121,134)	(98,475)
Net decrease in cash and cash equivalents	(10,992)	(153,728)
Cash and cash equivalents, beginning of period	46,815	193,101
Cash and cash equivalents, end of period	$35,823	$39,373

For supplemental disclosures, see note 12.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
1.	Management Statement

The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we”, “our” or “us”) were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim period presented. Certain of the 2008 balances have been reclassified to conform to the 2009 presentation. Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 2008, which are included in our 2008 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.

At June 30, 2009, we owned 2,338 properties, located in 49 states, containing over 19.0 million leasable square feet, along with five properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”). Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”).

2.	Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements

A.  The accompanying consolidated financial statements include the accounts of Realty Income, Crest and other entities for which we make operating and financial decisions (i.e., control), after elimination of all material intercompany balances and transactions. All of Realty Income’s subsidiaries are wholly-owned. We have no unconsolidated or off-balance sheet investments in variable interest entities.

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

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues such as financial stability and ability to pay rent when determining collectibility of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts was $1.4 million at June 30, 2009 and $637,000 at December 31, 2008.

	June 30,	December 31,
D. Other assets consist of the following (dollars in thousands) at:	2009	2008
Notes receivable issued in conjunction with Crest property sales	$22,280	$22,344
Deferred bond financing costs, net	12,538	13,249
Value of in-place and above-market leases, net	9,996	10,534
Prepaid expenses	5,540	4,244
Credit facility organization costs, net	2,002	2,552
Corporate assets, net of accumulated depreciation and amortization	1,165	1,277
Escrow deposits for Section 1031 tax-deferred exchanges	--	3,174
Other items	272	7
	$53,793	$57,381

E. Distributions payable consist of the following declared	June 30,	December 31,
distributions (dollars in thousands) at:	2009	2008
Common stock distributions	$14,847	$14,772
Preferred stock dividends	2,021	2,021
	$16,868	$16,793

F. Accounts payable and accrued expenses consist of the	June 30,	December 31,
following (dollars in thousands) at:	2009	2008
Bond interest payable	$25,972	$26,706
Other items	10,585	11,321
	$36,557	$38,027

	June 30,	December 31,
G. Other liabilities consist of the following (dollars in thousands) at:	2009	2008
Rent received in advance	$4,709	$9,083
Security deposits	4,000	3,937
Value of in-place below-market leases, net	1,587	1,678
	$10,296	$14,698

H.   Impact of Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends disclosure requirements in FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Statements, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP No. 107-1 and APB No. 28-1, which is effective for interim and annual periods ending after June 15, 2009, only applies to our disclosures in note 6 related to the estimated fair value of notes receivable issued in conjunction with Crest property sales and our notes payable and did not have a significant impact on our footnote disclosures.

In May 2009, the FASB issued Statement No. 165, Subsequent Events. Effective for interim and annual periods ending after June 15, 2009, Statement No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We completed our evaluation for subsequent events on July 27, 2009, and determined there were no subsequent events to be reported.

In June 2009, the FASB issued Statement No. 168, The “FASB Accounting Standards Codification™” and the Hierarchy of Generally Accepted Accounting Principles. Statement No. 168 establishes the FASB Accounting Standards Codification™ (“Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. However, the Codification will not change GAAP, except in limited circumstances, and the content of the Codification will carry the same level of GAAP authority when effective. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result of Statement No. 168, which is effective for interim and annual periods ending after September 15, 2009, references to legacy GAAP accounting pronouncements in our financial statement disclosures will be modified to either reflect Codification citations or plain English descriptions.

3.	Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators.

A.  During the first six months of 2009, Realty Income invested $1.3 million in previously acquired properties with an initial weighted average contractual lease rate of 8.7%. The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties.

In comparison, during the first six months of 2008, Realty Income invested $184.2 million in 107 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.7%. These 107 properties are located in 14 states, contain over 711,000 leasable square feet, and are 100% leased with an average lease term of 20.6 years.

B.  During the first six months of 2009 and 2008, Crest did not invest in any new retail properties.

C.  Crest’s property inventory at June 30, 2009 consisted of five properties valued at $5.7 million and, at December 31, 2008, consisted of five properties valued at $6.0 million. These amounts are included on our consolidated balance sheets in “real estate held for sale, net.”

D.  Of the $184.2 million invested by Realty Income in the first six months of 2008, $10.0 million was used to acquire two retail properties with existing leases. In accordance with Statement No. 141, Business Combinations, Realty Income recorded $397,000 as the intangible value of the in-place leases. This amount is recorded to “other assets” on our consolidated balance sheets and amortized over the life of the respective leases.

4.	Credit Facility

In May 2008, we entered into a $355 million revolving, unsecured credit facility that replaced our previous $300 million acquisition credit facility. The term of our credit facility is for three years, until May 2011, plus two, one-year extension options. Under our credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 100 basis points with a facility commitment fee of 27.5 basis points, for all-in drawn pricing of 127.5 basis points over LIBOR. We also have other interest rate options available to us. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

In May 2008, as a result of entering into our current credit facility, we incurred $3.2 million of credit facility origination costs that were capitalized to “other assets” on our consolidated balance sheets and are being amortized over three years. Also, we expensed $235,000 of unamortized credit facility origination costs from our prior credit facility, which are included in “interest expense” on our consolidated statements of income for each of the three and six months ended June 30, 2008.

We did not utilize our credit facility during the first six months of 2009 or 2008. Our effective borrowing rate at June 30, 2009 was 1.3% and at June 30, 2008 was 3.5%. Our current and prior credit facilities are and were subject to various leverage and interest coverage ratio limitations. We are and have been in compliance with these covenants.

5.  Notes Payable

A.	General

Our senior unsecured note obligations consist of the following, sorted by maturity date (dollars in millions):
	June 30, 2009	December 31, 2008
8% notes, issued in January 1999 and due in January 2009	$--	$20.0
5.375% notes, issued in March 2003 and due in March 2013	100.0	100.0
5.5% notes, issued in November 2003 and due in November 2015	150.0	150.0
5.95% notes, issued in September 2006 and due in September 2016	275.0	275.0
5.375% notes, issued in September 2005 and due in September 2017	175.0	175.0
6.75% notes, issued in September 2007 and due in August 2019	550.0	550.0
5.875% bonds, issued in March 2005 and due in March 2035	100.0	100.0
	$1,350.0	$1,370.0

B.	Note Redemption

On their maturity date in January 2009, we redeemed, using cash on hand, all of our outstanding 8.00% notes issued in January 1999 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest.

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

We believe that the carrying values reflected in the consolidated balance sheets, at June 30, 2009 and December 31, 2008, reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for notes payable and the notes receivable issued in conjunction with Crest property sales, which are disclosed below (dollars in millions):

	Carrying value per	Estimated fair
At June 30, 2009	balance sheet	market value
Notes receivable issued in conjunction with Crest property sales	$22.3	$19.5
Notes payable	$1,350.0	$1,130.8

	Carrying value per	Estimated fair
At December 31, 2008	balance sheet	market value
Notes receivable issued in conjunction with Crest property sales	$22.3	$21.9
Notes payable	$1,370.0	$949.4

The estimated fair value of the notes receivable issued in conjunction with Crest property sales has been calculated by discounting the future cash flows using an interest rate based upon the current 7-year or 10-year Treasury yield curve plus an applicable credit-adjusted spread. The notes receivable were issued in conjunction with the sale of three Crest properties. Payments to us on these notes receivable are current and no allowance for doubtful accounts has been recorded for them.

The estimated fair value of the notes payable is based upon the closing market price per note or indicative prices.

7.	Gain on Sales of Real Estate Acquired for Resale by Crest

During the first six months of 2009, Crest did not sell any properties.

In comparison, during the second quarter of 2008, Crest sold seven properties for $28.6 million, which resulted in a gain of $1.7 million. As part of two sales during the second quarter of 2008, Crest provided buyer financing of $19.2 million. During the first six months of 2008, Crest sold 22 properties for $46.1 million, which resulted in a gain of $4.4 million. Crest’s gains on sales are reported before income taxes in discontinued operations.

8.	Gain on Sales of Investment Properties by Realty Income

During the second quarter of 2009, we sold nine investment properties for $5.3 million, which resulted in a gain of $2.2 million. The results of operations for these properties have been reclassified as discontinued operations.

In comparison, during the second quarter of 2008, we sold eight investment properties for $7.4 million, which resulted in a gain of $3.3 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, we recorded an adjustment of $203,000 from the sale of excess land from one property. This adjustment is included in “other revenue” on our consolidated statement of income, for the three months ended June 30, 2008, because this property continues to be owned as part of our core operations.

During the first six months of 2009, we sold ten investment properties for $6.4 million, which resulted in a gain of $2.4 million. The results of operations for these properties have been reclassified as discontinued operations.

In comparison, during the first six months of 2008, we sold nine investment properties for $7.8 million, which resulted in a gain of $3.5 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, we received proceeds of $439,000 from the sale of excess land from one property, which resulted in a gain of $236,000. This gain is included in “other revenue” on our consolidated statement of income, for the six months ended June 30, 2008, because this excess land was associated with a property that continues to be owned as part of our core operations.

9.	Discontinued Operations

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Realty Income’s operations from four investment properties classified as held for sale at June 30, 2009, plus properties sold in 2009 and 2008, are reported as discontinued operations. Their respective results of operations have been reclassified as “income from discontinued operations, real estate held for investment” on our consolidated statements of income. We do not depreciate properties that are classified as held for sale.

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

If circumstances arise that were previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as real estate held for investment. A property that is reclassified as held for investment is measured and recorded at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for investment, or (ii) the fair value at the date of the subsequent decision not to sell.

For the second quarter of 2009, no provisions for impairment were recorded by Crest. For the second quarter of 2008, a provision for impairment of $953,000 was recorded by Crest on one property held for sale. For the six months ended June 30, 2009, provisions for impairment of $311,000 were recorded by Crest on five properties held for sale. For the six months ended June 30, 2008, provisions for impairment of $3.3 million were recorded by Crest on three properties held for sale. The above provisions for impairment reduced the carrying values to the estimated fair-market values of those properties, net of estimated selling costs, and are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” on our consolidated statements of income (dollars in thousands):

	Three months ended		Six months ended
Crest’s income from discontinued operations, real estate acquired for resale	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Gain on sales of real estate acquired for resale	$--	$1,737	$--	$4,444
Rental revenue	66	598	132	1,634
Other revenue	351	138	703	208
Interest expense	(149)	(433)	(322)	(1,065)
General and administrative expense	(83)	(126)	(168)	(287)
Property expenses	(34)	(53)	(68)	(65)
Provisions for impairment	--	(953)	(311)	(3,347)
Depreciation(1)	--	(36)	--	(771)
Income taxes	75	387	136	(421)
Income from discontinued operations, real estate acquired for resale by Crest	$226	$1,259	$102	$330
(1)	Depreciation was recorded on one property that was classified as held for investment. This property was sold in May 2008.

The following is a summary of Realty Income’s “income from discontinued operations, from real estate held for investment” on our consolidated statements of income (dollars in thousands):

	Three months ended		Six months ended
Realty Income’s income from discontinued operations, real estate held for investment	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Gain on sales of investment properties	$2,239	$3,255	$2,436	$3,473
Rental revenue	75	575	177	1,327
Other revenue	2	--	14	1
Depreciation and amortization	(40)	(167)	(106)	(355)
Property expenses	(54)	(24)	(127)	(68)
Income from discontinued operations, real estate held for investment	$2,222	$3,639	$2,394	$4,378

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

	Three months ended		Six months ended
Total discontinued operations	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Real estate acquired for resale by Crest	$226	$1,259	$102	$330
Real estate held for investment	2,222	3,639	2,394	4,378
Income from discontinued operations	$2,448	$4,898	$2,496	$4,708
Per common share, basic and diluted	$0.02	$0.05	$0.02	$0.05

The per share amounts for “income from discontinued operations” above and the “income from continuing operations” and “net income” reported on the consolidated statements of income have each been calculated independently.

10.   Distributions Paid and Payable

A.  Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of the monthly distributions paid per common share for the first six months of 2009 and 2008:

Month	2009	2008
January	$0.1417500	$0.136750
February	0.1417500	0.136750
March	0.1417500	0.136750
April	0.1420625	0.137375
May	0.1420625	0.137375
June	0.1420625	0.137375
Total	$0.8514375	$0.822375

At June 30, 2009, a distribution of $0.142375 per common share was payable and was paid in July 2009.

B.  Preferred Stock

In 2004, we issued 5.1 million shares of 7.375% Monthly Income Class D cumulative redeemable preferred stock.  In May 2009, the Class D preferred shares became redeemable, at our option, for $25 per share.  During each of the first six months of 2009 and 2008, we paid six monthly dividends to holders of our Class D preferred stock totaling $0.9218754 per share, or $4.7 million, and at June 30, 2009, a monthly dividend of $0.1536459 per share was payable and was paid in July 2009.

In 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E cumulative redeemable preferred stock.  Beginning December 7, 2011, the Class E preferred shares are redeemable, at our option, for $25 per share.  During each of the first six months of 2009 and 2008, we paid six monthly dividends to holders of our Class E preferred stock totaling $0.84375 per share, or $7.4 million, and at June 30, 2009, a monthly dividend of $0.140625 per share was payable and was paid in July 2009.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Weighted average shares used for the basic net income per share computation	103,446,949	100,346,512	103,475,185	100,326,039
Incremental shares from share-based compensation	3,508	47,919	4,712	94,653
Adjusted weighted average shares used for diluted net income per share computation	103,450,457	100,394,431	103,479,897	100,420,692
Unvested shares from share-based compensation that were anti-dilutive	654,462	620,670	666,462	620,770

No stock options were anti-dilutive for the three and six months ended June 30, 2009 and 2008.

12.	Supplemental Disclosures of Cash Flow Information

Interest paid in the first six months of 2009 was $42.0 million and in the first six months of 2008 was $44.5 million.

There was no interest capitalized to properties under development in the first six months of 2009 as compared to $55,000 in the first six months of 2008.

Income taxes paid by Realty Income and Crest in the first six months of 2009 was $1.1 million and in the first six months of 2008 was $1.5 million.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  Share-based compensation expense for the first six months of 2009 was $2.7 million and for the first six months of 2008 was $2.9 million.

B.  See note 9 for a discussion of impairments recorded by Crest in the first six months of 2009 and 2008.

C.  In the first six months of 2008, Crest sold two properties for $23.5 million and received notes totaling $19.2 million from the buyers, which are included in “other assets” on our consolidated balance sheets.

D.  At June 30, 2008, Realty Income had escrow deposits of $6.9 million for tax-deferred exchanges under Section 1031 of the Tax Code.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of June 30, 2009 (dollars in thousands):

	June 30,	December 31,
Assets, as of:	2009	2008
Segment net real estate:
Automotive service	$105,136	$106,581
Automotive tire services	205,669	208,770
Child care	81,298	84,227
Convenience stores	467,033	472,588
Drug stores	143,519	145,919
Health and fitness	165,078	167,658
Restaurants	740,466	751,466
Theaters	295,034	299,690
23 non-reportable segments	612,084	625,254
Total segment net real estate	2,815,317	2,862,153
Other intangible assets – Automotive tire services	676	706
Other intangible assets – Drug stores	6,397	6,727
Other intangible assets – Grocery stores	886	911
Other intangible assets – Theaters	2,037	2,190
Goodwill – Automotive service	1,338	1,338
Goodwill – Child care	5,353	5,353
Goodwill – Convenience stores	2,074	2,074
Goodwill – Home furnishings	1,557	1,557
Goodwill – Restaurants	3,779	3,779
Goodwill – non-reportable segments	3,105	3,105
Other corporate assets	90,039	104,286
Total assets	$2,932,558	$2,994,179

	Three months ended		Six months ended
Revenue	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Segment rental revenue:
Automotive service	$3,829	$3,958	$8,015	$7,957
Automotive tire services	5,812	5,508	11,653	10,991
Child care	6,124	6,076	12,087	12,278
Convenience stores	13,830	13,345	27,424	25,084
Drug stores	3,481	3,481	6,962	6,360
Health and fitness	4,708	4,567	9,409	9,089
Restaurants	17,249	17,644	34,937	36,635
Theaters	7,498	7,463	14,995	14,644
23 non-reportable segments(1)	19,022	19,940	38,168	40,056
Total rental revenue	81,553	81,982	163,650	163,094
Other revenue	85	80	839	1,528
Total revenue	$81,638	$82,062	$164,489	$164,622

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

The amount of share-based compensation costs charged against income during the second quarter of 2009 was $1.3 million, during the second quarter of 2008 was $1.7 million, during the first six months of 2009 was $2.7 million and during the first six months of 2008 was $2.9 million.

The following table summarizes our common stock grant activity under our Stock Plan.  Our common stock grants vest over periods ranging from immediately to 10 years.

	For the six months ended June 30, 2009		For the year ended December 31, 2008
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)
Outstanding nonvested shares, beginning of year	994,453	$19.70	994,572	$19.46
Shares granted	142,060	22.85	249,447	26.63
Shares vested	(211,603)	23.10	(188,215)	21.96
Shares forfeited	(68,990)	25.96	(61,351)	22.13
Outstanding nonvested shares, end of each period	855,920	$21.39	994,453	$19.70

(1) Grant date fair value.

During the first six months of 2009, we issued 142,060 shares of common stock under our Stock Plan. These shares vest over the following service periods: 25,000 vested immediately, 14,500 vest over a service period of three years and 102,560 vest over a service period of five years.

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

As of June 30, 2009, the remaining unamortized share-based compensation expense totaled $18.3 million, which is being amortized on a straight-line basis over the service period of each applicable award.

The effect of pre-vesting forfeitures on our recorded expense has historically been negligible. Any future pre-vesting forfeitures are also expected to be negligible, and we will record the benefit related to such forfeitures as they occur.  Under the terms of our Stock Plan, we pay non-refundable dividends to the holders of our nonvested shares.  Under FASB Statement No. 123R, Share-Based Compensation, the dividends paid to holders of these nonvested shares should be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. Given the negligible historical and prospective forfeiture rate determined by us, we did not record any amount to compensation expense related to dividends paid in 2009 or 2008.

As of June 30, 2009, there were 10,992 vested stock options outstanding and exercisable with a weighted average exercise price of $14.70. There were 10,302 stock options exercised in the first six months of 2009, with a weighted average exercise price of $11.87. There were no stock option forfeitures in the first six months of 2009. No stock options were granted after January 1, 2002 and all outstanding options are fully vested. Stock options were granted with an exercise price equal to the underlying stock’s fair market value at the date of grant. Stock options expire ten years from the date they were granted and vested over service periods of one, three, four or five years.

15.   Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At June 30, 2009, we have committed $186,000 under construction contracts.  These costs are expected to be paid in the next six months.  In addition, we also have contingent payments for tenant improvements and leasing costs of $1.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including documents incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this quarterly report, the words “estimated”, “anticipated”, “expect”, “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

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

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. Our portfolio management focus includes:

●	Contractual rent increases on existing leases;
●	Rent increases at the termination of existing leases, when market conditions permit; and
●	The active management of our property portfolio, including re-leasing vacant properties, and selectively selling properties, thereby mitigating our exposure to certain tenants and markets.

In acquiring additional properties, we adhere to a focused strategy of primarily acquiring properties that are:

●	Freestanding, single-tenant, retail locations;
●	Leased to regional and national retail chains; and
●	Leased under long-term, net-lease agreements.

At June 30, 2009, we owned a diversified portfolio:

●	Of 2,338 retail properties;
●	With an occupancy rate of 96.6%, or 2,259 properties occupied;
●	With only 79 properties available for lease;
●	Leased to 118 different retail chains doing business in 30 separate retail industries;
●	Located in 49 states;
●	With over 19.0 million square feet of leasable space; and
●	With an average leasable retail space per property of approximately 8,100 square feet.

Of the 2,338 properties in the portfolio, 2,327, or 99.5%, are single-tenant, retail properties and the remaining 11 are multi-tenant, distribution and office properties. At June 30, 2009, 2,249 of the 2,327 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.6 years.

In addition, at June 30, 2009, our wholly-owned taxable REIT subsidiary, Crest, had an inventory of five properties valued at $5.7 million, which are classified as held for sale. Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Tax Code”). In addition to the five properties, Crest also holds notes receivable of $22.3 million at June 30, 2009. We anticipate Crest will not acquire any properties during the remainder of 2009.

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

Impact of Real Estate and Credit Markets
In the commercial retail real estate market, property prices continued to decline and lease rates rose throughout 2008 and during the first six months of 2009. Likewise, the United States (U.S.) credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have impacted our access to and cost of capital. We continue to monitor the commercial retail real estate and U.S. credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly. See our discussion of “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

RECENT DEVELOPMENTS

Increases in Monthly Distributions to Common Stockholders
We continue our 40-year policy of paying distributions monthly. Monthly distributions per share increased in July 2009 by $0.0003125 to $0.142375. The increase in July 2009 was our 47th consecutive quarterly increase and the 54th increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In the first six months of 2009, we paid three monthly cash distributions per share in the amount of $0.14175 and three in the amount of $0.1420625, totaling $0.8514375. In June 2009 and July 2009, we declared distributions of $0.142375 per share, which were paid in July 2009 and will be paid in August 2009, respectively.

The monthly distribution of $0.142375 per share represents a current annualized distribution of $1.7085 per share, and an annualized distribution yield of approximately 7.6% based on the last reported sale price of our common stock on the NYSE of $22.56 on July 21, 2009. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

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

Note Redemption
Upon their maturity in January 2009, we redeemed, using cash on hand, the $20 million outstanding principal amount of our 8% Notes (“2009 Notes”). The 2009 Notes were redeemed at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. We have no debt maturities until March 2013.

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

Roger P. Kuppinger and Willard H Smith Jr retired from the Board of Directors in May 2009.  Ronald L. Merriman became the chairman of the Audit Committee upon the retirement of Mr. Kuppinger.

Acquisitions during the First Six Months of 2009
During the first six months of 2009, Realty Income invested $1.3 million in previously acquired properties. Our 2008 and 2009 portfolio acquisitions are lower than in recent years primarily due to uncertainty in the commercial retail real estate market. Property prices continued to decline and lease rates rose throughout 2008 and during the first six months of 2009. We continue to monitor the acquisition market carefully. We are beginning to see a more attractive environment that could lead to investment activity in the remainder of 2009. We will acquire properties for long-term investment when we believe the transactions are accretive to our results of operations.

Investments in Existing Properties
In the second quarter of 2009, we capitalized costs of $604,000 on existing properties in our portfolio, consisting of $204,000 for re-leasing costs and $400,000 for building improvements.

In the first six months of 2009, we capitalized costs of $1.5 million on existing properties in our portfolio, consisting of $610,000 for re-leasing costs and $840,000 for building improvements.

Net Income Available to Common Stockholders
Net income available to common stockholders was $26.5 million in the second quarter of 2009 versus $27.0 million in the second quarter of 2008, a decrease of $491,000. On a diluted per common share basis, net income was $0.26 in the second quarter of 2009, compared to $0.27 in the second quarter of 2008.

Net income available to common stockholders was $50.5 million in the first six months of 2009 versus $50.7 million in the same period of 2008, a decrease of $168,000. On a diluted per common share basis, net income was $0.49 in the first six months of 2009 compared to $0.50 in the first six months of 2008.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain from the sale of properties during the second quarter of 2009 was $2.2 million, as compared to $3.1 million during the second quarter of 2008. The gain from the sale of properties during the first six months of 2009 was $2.4 million, as compared to $3.7 million during the first six months of 2008.

Funds from Operations Available to Common Stockholders (FFO)
In the second quarter of 2009, our FFO increased by $368,000, or 0.9%, to $47.2 million versus $46.8 million in the second quarter of 2008. On a diluted per common share basis, FFO was $0.46 in the second quarter of 2009 compared to $0.47 in the second quarter of 2008, a decrease of $0.01, or 2.1%.

In the first six months of 2009, our FFO increased by $1.2 million, or 1.3%, to $93.9 million versus $92.7 million in the first six months of 2008. On a diluted per common share basis, FFO was $0.91 in the first six months of 2009 compared to $0.92 in the first six months of 2008, a decrease of $0.01, or 1.1%.

See our discussion of FFO later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a reconciliation of net income available to common stockholders to FFO.

Crest
During the first six months of 2009, Crest did not sell any properties. Crest had an inventory of five properties valued at $5.7 million, at June 30, 2009, and $6.0 million at December 31, 2008, which is included in “real estate held for sale, net” on our consolidated balance sheets.

Buffets Emerges from Reorganization
On April 28, 2009, Buffets Holdings, Inc. (“Buffets”) announced that it had emerged from Chapter 11 reorganization. In its press release, Buffets noted that “in addition to strengthening its balance sheet and reducing its debt, Buffets has also used the Chapter 11 process to right-size its organization, including streamlining its portfolio of restaurants and reducing operating expenses across the business.” Buffets remains Realty Income’s largest tenant, representing approximately 6.0% of Realty Income’s annualized rental revenue.

LIQUIDITY AND CAPITAL RESOURCES

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our retail properties. We intend to retain an appropriate amount of cash as working capital. At June 30, 2009, we had cash and cash equivalents totaling $35.8 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay future borrowings under our credit facility.

Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that common stock should be the majority of our capital structure. However, we may issue additional preferred stock or debt securities from time to time. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at terms that are acceptable to us.

$355 Million Acquisition Credit Facility
In May 2008, we entered into a $355 million revolving, unsecured credit facility that replaced our previous $300 million acquisition credit facility. The term of our credit facility is for three years, until May 2011, plus, two, one-year extension options. Under our credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 100 basis points with a facility fee of 27.5 basis points, for all-in drawn pricing of 127.5 basis points over LIBOR. We also have other interest rate options available to us. At July 21, 2009, we had a borrowing capacity of $355 million available on our credit facility and no outstanding balance.

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

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At July 21, 2009, our total outstanding borrowings were $1.35 billion of senior unsecured notes, or approximately 33.3% of our total market capitalization of $4.05 billion. There were no outstanding borrowings on our credit facility at July 21, 2009.

We define our total market capitalization at July 21, 2009 as the sum of:

●	Shares of our common stock outstanding of 104,281,597 multiplied by the last reported sales price of our common stock on the NYSE of $22.56 per share on July 21, 2009, or $2.35 billion;
●	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
●	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million; and
●	Outstanding notes of $1.35 billion.

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

Notes Outstanding
Our senior unsecured note obligations consist of the following as of June 30, 2009, sorted by maturity date (dollars in millions):

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

Interest on all of our senior note obligations is paid semiannually. All of these notes contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. We have been in compliance with these covenants since each of the notes was issued.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance. The actual amounts as of June 30, 2009 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60%	38.7%
Limitation on incurrence of secured debt	≤ 40%	0.0%
Debt service coverage (trailing 12 months)	≥ 1.5 x	3.5	x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	258%

The following table summarizes the maturity of each of our obligations as of June 30, 2009 (dollars in millions):

Table of Obligations				Ground	Ground
				Leases	Leases
				Paid by	Paid by
Year of	Credit			Realty	Our
Maturity	Facility (1)	Notes	Interest (2)	Income(3)	Tenants(4)	Other (5)	Totals
2009	$--	$--	$41.2	$--	$1.9	$1.4	$44.5
2010	--	--	82.4	0.1	3.7	--	86.2
2011	--	--	82.4	0.1	3.6	--	86.1
2012	--	--	82.4	0.1	3.5	--	86.0
2013	--	100.0	78.1	0.1	3.4	--	181.6
Thereafter	--	1,250.0	427.9	0.9	40.4	--	1,719.2
Totals	$--	$1,350.0	$794.4	$1.3	$56.5	$1.4	$2,203.6

(1) There was no outstanding credit facility balance on July 21, 2009.
(2) Interest on the credit facility and notes has been calculated based on outstanding balances as of June 30, 2009 through their respective maturity dates.
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

(5) “Other” consists of $186,000 of commitments under construction contracts and $1.2 million of contingent payments for tenant improvements and leasing costs.

Our credit facility and note obligations are unsecured. Accordingly, we have not pledged any assets as collateral for these obligations.

Preferred Stock Outstanding
In 2004, we issued 5.1 million shares of 7.375% Class D cumulative redeemable preferred stock. In May 2009, shares of Class D preferred stock became redeemable at our option for $25 per share, plus any accrued and unpaid dividends. Dividends on shares of Class D preferred are paid monthly in arrears.

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

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains). In 2008, our cash distributions totaled $193.9 million, or approximately 123.2% of our REIT taxable income of $157.4 million. Our REIT taxable income reflects non-cash deductions for depreciation and amortization.  Our REIT taxable income is presented to show our compliance with REIT distribution requirements and is not a measure of our liquidity or performance.

We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders for the first six months of 2009 totaled $88.8 million, representing 94.6% of our funds from operations available to common stockholders of $93.9 million. In comparison, for the year 2008, our cash distributions to common stockholders totaled $169.7 million, representing 91.5% of our funds from operations available to common stockholders of $185.5 million.

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

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation of buildings and improvements is computed using the straight–line method over an estimated useful life of 25 years. We believe that 25 years is an appropriate estimate of useful life. However, if we use a shorter or longer estimated useful life, it could have a material impact on our results of operations. We believe that 25 years is an appropriate estimate of useful life. No depreciation has been recorded on Crest’s properties that are classified as held for sale.

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

Another significant judgment must be made as to if, and when, impairment losses should be taken on our properties when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, a provision is made for impairment loss if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value. Key inputs that are estimated by us in this analysis include projected rental rates, capital expenditures and property sales capitalization rates. Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less cost to sell. The carrying value of our real estate is the largest component of our consolidated balance sheet. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment losses, it could have a material impact on our results of operations.

The following is a comparison of our results of operations for the three and six months ended June 30, 2009 to the three and six months ended June 30, 2008.

Rental Revenue
Rental revenue was $81.6 million for the second quarter of 2009 versus $82.0 million for the second quarter of 2008, a decrease of $429,000, or 0.5%. The decrease in rental revenue in the second quarter of 2009 compared to the second quarter of 2008 is primarily attributable to:

●
The 108 retail properties acquired by Realty Income in 2008, which generated $4.1 million of rent in the second quarter of 2009 compared to $3.9 million in the second quarter of 2008, an increase of $198,000;

●	Same store rents generated on 2,095 properties during the entire second quarters of 2009 and 2008 increased by $348,000, or 0.5%, to $75.34 million from $74.99 million; net of
●
A net decrease of $948,000 relating to the aggregate of (i) development properties acquired before 2008 that started paying rent in 2008, (ii) properties that were vacant during part of 2009 or 2008, (iii) properties sold during 2009 and 2008 and (iv) lease termination settlements, which in aggregate, totaled $1.73 million in the second quarter of 2009 compared to $2.68 million in the second quarter of 2008; and

●	A decrease in straight-line rent and other non-cash adjustments to rent of $125,000 in the second quarter of 2009 as compared to the second quarter of 2008.

Rental revenue was $163.7 million for the first six months of 2009 versus $163.1 million for the first six months of 2008, an increase of $556,000, or 0.4%.  The increase in rental revenue in the first six months of 2009 compared to the first six months of 2008 is primarily attributable to:

●
The 108 retail properties acquired by Realty Income in 2008, which generated $8.1 million of rent in the first six months of 2009 compared to $5.2 million in the first six months of 2008, an increase of $2.9 million;

●	Same store rents generated on 2,095 properties during the entire first six months of 2009 and 2008 increased by $477,000, or 0.3%, to $150.94 million from $150.47 million; net of
●
A net decrease of $2.2 million relating to the aggregate of (i) development properties acquired before 2008 that started paying rent in 2008, (ii) properties that were vacant during part of 2009 or 2008, (iii) properties sold during 2009 and 2008 and (iv) lease termination settlements, which in aggregate, totaled $3.9 million in the first six months of 2009 compared to $6.1 million in the first six months of 2008; and

●	A decrease in straight-line rent and other non-cash adjustments to rent of $618,000 in the first six months of 2009 as compared to the first six months of 2008.

Overall, comparing 2009 versus 2008, revenue has been generally flat thus far this year, primarily because we have sold several properties and have not acquired additional properties.

Excluding 104 leases with Buffets Holdings, Inc., same store rents generated on 1,991 properties during the entire second quarter of 2009 and 2008 increased by $1.02 million, or 1.5%, to $70.42 million from $69.39 million. Excluding 104 leases with Buffets Holdings, Inc., same store rents generated on 1,991 properties during the entire first six months of 2009 and 2008 increased by $1.8 million, or 1.3%, to $141.09 million from $139.26 million.

Of the 2,338 properties in the portfolio at June 30, 2009, 2,327, or 99.5%, are single-tenant properties and the remaining 11 are multi-tenant, distribution and office properties. Of the 2,327 single-tenant properties, 2,249, or 96.6%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.6 years at June 30, 2009. Of our 2,249 leased single-tenant properties, 2,056, or 91.4%, were under leases that provide for increases in rents through:

●	Primarily base rent increases tied to a consumer price index (typically subject to ceilings);
●	Fixed increases;
●	To a lesser degree, overage rent based on a percentage of the tenants’ gross sales; or
●	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $107,000 in the second quarter of 2009 and $70,000 in the second quarter of 2008. Percentage rent was $782,000 in the first six months of 2009 and $761,000 in the first six months of 2008. Percentage rent in the second quarter and first six months of 2009 was less than 1% of rental revenue and we anticipate percentage rent to continue to be less than 1% of rental revenue for the remainder of 2009.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At June 30, 2009, our portfolio of 2,338 retail properties was 96.6% leased with 79 properties available for lease.

As of July 17, 2009, transactions to lease or sell 13 of the 79 properties available for lease at June 30, 2009 were underway or completed. We anticipate these transactions will be completed during the next several months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 3% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Depreciation and Amortization
For the second quarter of 2009, depreciation and amortization was $23.0 million as compared to $22.8 million in the second quarter of 2008. For the first six months of 2009, depreciation and amortization was $45.9 million as compared to $44.8 million in the first six months of 2008. The increase in depreciation and amortization in 2009 was primarily due to the acquisition of properties in 2008, which was partially offset by property sales in 2009 and 2008. As discussed in the section entitled “Funds from Operations Available to Common Stockholders,” depreciation and amortization is a non-cash item that is excluded from our calculation of FFO.

Interest Expense
Interest expense was $2.6 million lower in the second quarter of 2009 than in the second quarter of 2008 and $4.5 million lower in the first six months of 2009 than in the first six months of 2008. Interest expense decreased in 2009 primarily due to lower average senior notes outstanding and, to a lesser extent, lower interest rates. We redeemed the $100 million outstanding principal amount of our 8.25% Monthly Income Senior Notes in November 2008 and the $20 million outstanding principal amount of our 8% Notes in January 2009, both of which contributed to the decrease in average outstanding balances and lower average interest rates on our debt.

In May 2008, as a result of entering into our current credit facility, we incurred $3.2 million of credit facility origination costs that were capitalized to “other assets” on our consolidated balance sheets and are being amortized over three years. Also, we expensed $235,000 of unamortized credit facility origination costs from our prior credit facility, which are included in “amortization of credit facility origination costs and deferred bond financing costs” in the following table.

The following is a summary of the components of our interest expense (dollars in thousands):
	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest on our credit facility and notes	$20,599	$23,061	$41,264	$46,122
Interest included in discontinued operations from real estate acquired for resale by Crest	(149)	(433)	(322)	(1,065)
Credit facility commitment fees	247	181	495	295
Amortization of credit facility origination costs and deferred bond financing costs	670	945	1,340	1,583
Amortization of settlements on treasury lock agreement	--	217	--	435
Interest capitalized	--	(42)	--	(55)
Interest expense	$21,367	$23,929	$42,777	$47,315

	Three months ended		Six months ended
Notes outstanding	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Average outstanding balances (dollars in thousands)	$1,350,000	$1,470,000	$1,351,556	$1,470,000
Average interest rates	6.10%	6.28%	6.11%	6.28%

At July 21, 2009, the weighted average interest rate on our notes payable of $1.35 billion was 6.10% and on our credit line was 1.29%. There was no outstanding balance on our credit line at July 21, 2009.

Interest Coverage Ratio
Our interest coverage ratio for the second quarter and first six months of 2009 was 3.5 times and for the second quarter and first six months of 2008 was 3.2 times. Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities on our consolidated statements of cash flows to our interest coverage amount (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net cash provided by operating activities	$71,191	$81,079	$106,809	$129,192
Interest expense	21,367	23,929	42,777	47,315
Interest expense included in discontinued operations(1)	149	433	322	1,065
Income taxes	308	218	610	615
Income taxes (benefit) included in disc. operations(1)	(75)	(387)	(136)	421
Investment in real estate acquired for resale(1)	--	8	--	8
Proceeds from sales of real estate acquired for resale(1)	--	(9,422)	--	(26,895)
Collection of notes receivable by Crest(1)	(32)	(12)	(64)	(25)
Crest provisions for impairment(1)	--	(953)	(311)	(3,347)
Gain on sales of real estate acquired for resale(1)	--	1,737	--	4,444
Amortization of share-based compensation	(1,342)	(1,709)	(2,739)	(2,853)
Changes in assets and liabilities:
Accounts receivable and other assets	1,051	61	(2,946)	232
Accounts payable, accrued expenses and other liabilities	(17,544)	(17,834)	5,453	4,277
Interest coverage amount	$75,073	$77,148	$149,775	$154,449
Divided by interest expense(2)	$21,516	$24,362	$43,099	$48,380
Interest coverage ratio	3.5	3.2	3.5	3.2
(1) Crest activities.
(2) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for the second quarter of 2009 was 2.7 times and for the second quarter of 2008 was 2.5 times. Our fixed charge coverage ratio for the first six months of 2009 was 2.7 times and for the first six months of 2008 was 2.6 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest coverage amount	$75,073	$77,148	$149,775	$154,449
Divided by interest expense plus preferred stock dividends(1)	$27,579	$30,425	$55,226	$60,507
Fixed charge coverage ratio	2.7	2.5	2.7	2.6
(1) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

General and Administrative Expenses
General and administrative expenses decreased by $918,000 to $5.0 million in the second quarter of 2009 as compared to $5.9 million in the second quarter of 2008. In the second quarter of 2009, general and administrative expenses as a percentage of total revenue were 6.1% as compared to 7.2% in the second quarter of 2008.

General and administrative expenses decreased by $511,000 to $11.0 million in the first six months of 2009 as compared to $11.5 million in the first six months of 2008. In the first six months of 2009, general and administrative expenses as a percentage of total revenue were 6.7% as compared to 7.0% in the first six months of 2008. General and administrative expenses decreased during the first six months of 2009 primarily due to decreases in employee costs.

In July 2009, we had 70 employees as compared to 72 employees in July 2008.

Property Expenses
Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At June 30, 2009, 79 properties were available for lease, as compared to 70 at December 31, 2008 and 75 at June 30, 2008.

Property expenses were $1.9 million in the second quarter of 2009 and $1.1 million in the second quarter of 2008. Property expenses were $4.1 million in the first six months of 2009 and $2.3 million in the first six months of 2008. The increase in property expenses in the first six months of 2009 is primarily attributable to an increase in property taxes, maintenance and utilities associated with properties available for lease and an increase in bad debt expense.

Income Taxes
Income taxes were $308,000 in the second quarter of 2009 as compared to $218,000 in the second quarter of 2008. Income taxes were $610,000 in the first six months of 2009 as compared to $615,000 for the first six months of 2008. These amounts are for city and state income taxes paid by Realty Income.

In addition, Crest recorded state and federal income tax benefits of $75,000 in the second quarter of 2009 as compared to income tax benefits of $387,000 in the second quarter of 2008. Crest recorded state and federal income tax benefits of $136,000 in the first six months of 2009 as compared to income tax expense of $421,000 in the first six months of 2008. These amounts are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

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

If we decide not to sell a property previously classified as held for sale, the property is reclassified as real estate held for investment. A property that is reclassified as held for investment is measured and recorded at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held for investment, or (ii) the fair value at the date of the subsequent decision not to sell.

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale” on our consolidated statements of income (dollars in thousands, except per share data):

	Three months ended		Six months ended
Crest’s income from discontinued operations, real estate acquired for resale	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Gain on sales of real estate acquired for resale	$--	$1,737	$--	$4,444
Rental revenue	66	598	132	1,634
Other revenue	351	138	703	208
Interest expense	(149)	(433)	(322)	(1,065)
General and administrative expense	(83)	(126)	(168)	(287)
Property expenses	(34)	(53)	(68)	(65)
Provisions for impairment	--	(953)	(311)	(3,347)
Depreciation(1)	--	(36)	--	(771)
Income taxes	75	387	136	(421)
Income from discontinued operations, real estate acquired for resale by Crest	$226	$1,259	$102	$330
Per common share, basic and diluted	$0.00	$0.01	$0.00	$0.00
(1)	Depreciation was recorded on one property that was classified as held for investment. This property was sold in May 2008.

Realty Income’s operations from four investment properties classified as held for sale at June 30, 2009, plus properties sold in 2009 and 2008, have been classified to discontinued operations. The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” on our consolidated statements of income (dollars in thousands, except per share data):

	Three months ended		Six months ended
Realty Income’s income from discontinued operations, real estate held for investment	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Gain on sales of investment properties	$2,239	$3,255	$2,436	$3,473
Rental revenue	75	575	177	1,327
Other revenue	2	--	14	1
Depreciation and amortization	(40)	(167)	(106)	(355)
Property expenses	(54)	(24)	(127)	(68)
Income from discontinued operations, real estate held for investment	$2,222	$3,639	$2,394	$4,378
Per common share, basic and diluted	$0.02	$0.04	$0.02	$0.04

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

	Three months ended		Six months ended
Total discontinued operations	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Real estate acquired for resale by Crest	$226	$1,259	$102	$330
Real estate held for investment	2,222	3,639	2,394	4,378
Income from discontinued operations	$2,448	$4,898	$2,496	$4,708
Per common share, basic and diluted	$0.02	$0.05	$0.02	$0.05

The above per share amounts have each been calculated independently.

Crest’s Property Sales
During the first six months of 2009, Crest did not sell any properties.

In comparison, during the second quarter of 2008, Crest sold seven properties for $28.6 million, which resulted in a gain of $1.7 million. As part of two sales during the second quarter of 2008, Crest provided buyer financing of $19.2 million. During the first six months of 2008, Crest sold 22 properties for $46.1 million, which resulted in a gain of $4.4 million. Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

Crest’s Property Inventory
At June 30, 2009, Crest had an inventory of five properties valued at $5.7 million, all of which are classified as held for sale.

Gain on Sales of Investment Properties by Realty Income
During the second quarter of 2009, we sold nine investment properties for $5.3 million, which resulted in a gain of $2.2 million. The results of operations for these properties have been reclassified as discontinued operations.

In comparison, during the second quarter of 2008, we sold eight investment properties for $7.4 million, which resulted in a gain of $3.3 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, we recorded an adjustment of $203,000 from the sale of excess land from one property. This adjustment is included in “other revenue” on our consolidated statement of income for the three months ended June 30, 2008 because this property continues to be owned as part of our core operations.

During the first six months of 2009, we sold ten investment properties for $6.4 million, which resulted in a gain of $2.4 million. The results of operations for these properties have been reclassified as discontinued operations.

In comparison, during the first six months of 2008, we sold nine investment properties for $7.8 million, which resulted in a gain of $3.5 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, we received proceeds of $439,000 from the sale of excess land from one property, which resulted in a gain of $236,000. This gain is included in “other revenue” on our consolidated statement of income for the six months ended June 30, 2008 because this excess land was associated with a property that continues to be owned as part of our core operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At June 30, 2009, we classified real estate with a carrying amount of $7.0 million as held for sale on our balance sheet, which includes five properties owned by Crest, valued at $5.7 million. Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months.

Provisions for Impairment on Real Estate Acquired for Resale by Crest
For the second quarter of 2009, no provisions for impairment were recorded by Crest. For the second quarter of 2008, a provision for impairment of $953,000 was recorded by Crest on one property held for sale. For the six months ended June 30, 2009, provisions for impairment of $311,000 were recorded by Crest on five properties held for sale. For the six months ended June 30, 2008, provisions for impairment of $3.3 million were recorded by Crest on three properties held for sale. These provisions for impairment reduced the carrying values to the estimated fair-market values of those properties, net of estimated selling costs, and are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Provisions for Impairment on Realty Income Investment Properties
No provisions for impairment were recorded in the first six months of 2009 and 2008.

Preferred Stock Dividends
Preferred stock cash dividends totaled $6.1 million in the second quarters of 2009 and 2008 and $12.1 million in the first six months of 2009 and 2008.

Net Income Available to Common Stockholders
Net income available to common stockholders was $26.5 million in the second quarter of 2009, a decrease of $491,000 as compared to $27.0 million in the second quarter of 2008. Net income available to common stockholders was $50.5 million in the first six months of 2009, a decrease of $168,000 as compared to $50.7 million in the first six months of 2008.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain recognized during the second quarter of 2009 from the sale of investment properties was $2.2 million, as compared to a $3.1 million gain recognized during the second quarter of 2008 from the sale of investment properties. The gain recognized during the first six months of 2009 from the sale of investment properties was $2.4 million, as compared to a $3.7 million gain recognized during the first six months of 2008 from the sale of investment properties and from the additional proceeds received from a sale of excess land.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the second quarter of 2009 increased by $368,000, or 0.9%, to $47.2 million as compared to $46.8 million in the second quarter of 2008. FFO for the first six months of 2009 increased by $1.2 million, or 1.3%, to $93.9 million as compared to $92.7 million in the first six months of 2008. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income available to common stockholders	$26,497	$26,988	$50,518	$50,686
Depreciation and amortization:
Continuing operations	22,961	22,752	45,887	44,803
Discontinued operations	40	203	106	1,126
Depreciation of furniture, fixtures and equipment	(79)	(79)	(160)	(157)
(Gain) loss on sales of land and investment properties:
Continuing operations	--	203	--	(236)
Discontinued operations	(2,239)	(3,255)	(2,436)	(3,473)
FFO available to common stockholders	$47,180	$46,812	$93,915	$92,749

FFO per common share, basic and diluted:	$0.46	$0.47	$0.91	$0.92

Distributions paid to common stockholders	$44,464	$41,756	$88,826	$83,310

FFO in excess of distributions paid to common stockholders	$2,716	$5,056	$5,089	$9,439

Weighted average number of common shares used for computation per share:
Basic	103,446,949	100,346,512	103,475,185	100,326,039
Diluted	103,450,457	100,394,431	103,479,897	100,420,692

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

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Amortization of share-based compensation	$1,342	$1,709	$2,739	$2,853
Amortization of deferred note financing costs(1)	341	454	681	908
Crest provisions for impairment	--	953	311	3,347
Amortization of settlement on treasury lock agreement(2)	--	217	--	435
Capitalized leasing costs and commissions	(204)	(270)	(610)	(401)
Capitalized building improvements	(400)	(232)	(840)	(786)
Straight-line rent revenue(3)	(316)	(441)	(577)	(1,195)

(1)
Amortization of deferred note financing costs includes the amortization of costs incurred and capitalized when our notes were issued in October 1998, January 1999, March 2003, November 2003, March 2005, September 2005, September 2006 and September 2007. These costs are being amortized over the lives of these notes. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

(2)
The settlement on the treasury lock agreement resulted from an interest rate risk prevention strategy that we used in 1998, which correlated to a pending issuance of senior note securities.  We have not employed this strategy since 1998.

(3)	A negative amount indicates that our straight-line rent revenue was greater than our actual cash rent collected.

PROPERTY PORTFOLIO INFORMATION

At June 30, 2009, we owned a diversified portfolio:

●	Of 2,338 retail properties;
●	With an occupancy rate of 96.6%, or 2,259 properties occupied;
●	With only 79 properties available for lease;
●	Leased to 118 different retail chains doing business in 30 separate retail industries;
●	Located in 49 states;
●	With over 19.0 million square feet of leasable space; and
●	With an average leasable retail space per property of approximately 8,100 square feet.

In addition to our real estate portfolio, our subsidiary, Crest, had an inventory of five properties located in five states at June 30, 2009. These properties are valued at $5.7 million and are classified as held for sale.

At June 30, 2009, 2,249 of our 2,338 retail properties were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically responsible for future rent increases based on increases in the consumer price index (typically subject to ceilings), fixed increases or, to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

Industry Diversification
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:
	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
Industries	Ended June 30, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003
Apparel stores	1.1%	1.1%	1.2%	1.7%	1.6%	1.8%	2.1%
Automotive collision services	1.1	1.0	1.1	1.3	1.3	1.0	0.3
Automotive parts	1.5	1.6	2.1	2.8	3.4	3.8	4.5
Automotive service	4.7	4.8	5.2	6.9	7.6	7.7	8.3
Automotive tire services	7.1	6.7	7.3	6.1	7.2	7.8	3.1
Book stores	0.2	0.2	0.2	0.2	0.3	0.3	0.4
Business services	*	*	0.1	0.1	0.1	0.1	0.1
Child care	7.5	7.6	8.4	10.3	12.7	14.4	17.8
Consumer electronics	0.8	0.8	0.9	1.1	1.3	2.1	3.0
Convenience stores	16.9	15.8	14.0	16.1	18.7	19.2	13.3
Crafts and novelties	0.3	0.3	0.3	0.4	0.4	0.5	0.6
Distribution and office	1.0	1.0	0.6	--	--	--	--
Drug stores	4.3	4.1	2.7	2.9	2.8	0.1	0.2
Entertainment	1.3	1.2	1.4	1.6	2.1	2.3	2.6
Equipment rental services	0.2	0.2	0.2	0.2	0.4	0.3	0.2
Financial services	0.2	0.2	0.2	0.1	0.1	0.1	--
General merchandise	0.8	0.8	0.7	0.6	0.5	0.4	0.5
Grocery stores	0.7	0.7	0.7	0.7	0.7	0.8	0.4
Health and fitness	5.8	5.6	5.1	4.3	3.7	4.0	3.8
Home furnishings	1.3	2.4	2.6	3.1	3.7	4.1	4.9
Home improvement	1.9	1.9	2.1	3.4	1.1	1.0	1.1
Motor vehicle dealerships	2.9	3.1	3.1	3.4	2.6	0.6	--
Office supplies	1.0	1.0	1.1	1.3	1.5	1.6	1.9
Pet supplies and services	0.9	0.8	0.9	1.1	1.3	1.4	1.7
Private education	0.9	0.8	0.8	0.8	0.8	1.1	1.2
Restaurants	21.1	21.8	21.2	11.9	9.4	9.7	11.8
Shoe stores	--	--	--	--	0.3	0.3	0.9
Sporting goods	2.3	2.3	2.6	2.9	3.4	3.4	3.8
Theaters	9.2	9.0	9.0	9.6	5.2	3.5	4.1
Travel plazas	0.2	0.2	0.2	0.3	0.3	0.4	0.3
Video rental	1.0	1.1	1.7	2.1	2.5	2.8	3.3
Other	1.8	1.9	2.3	2.7	3.0	3.4	3.8
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*  Less than 0.1%
(1)	Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations.

Service Category Diversification
The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at June 30, 2009, classified according to the retail business types and the level of services they provide (dollars in thousands):
Industry	Number of Properties	Rental Revenue for the Quarter Ended June 30, 2009(1)	Percentage of Rental Revenue
Tenants Providing Services
Automotive collision services	13	$867	1.1%
Automotive service	235	3,829	4.7
Child care	257	6,124	7.5
Entertainment	8	1,037	1.3
Equipment rental services	2	150	0.2
Financial services	13	188	0.2
Health and fitness	26	4,708	5.8
Private education	10	732	0.9
Theaters	34	7,498	9.2
Other	10	1,430	1.8
	608	26,563	32.7
Tenants Selling Goods and Services
Automotive parts (with installation)	27	485	0.6
Automotive tire services	155	5,812	7.1
Business services	1	5	*
Convenience stores	574	13,830	16.9
Distribution and office	3	848	1.0
Home improvement	3	111	0.1
Motor vehicle dealerships	21	2,377	2.9
Pet supplies and services	12	683	0.9
Restaurants	640	17,249	21.1
Travel plazas	1	187	0.2
Video rental	29	830	1.0
	1,466	42,417	51.8
Tenants Selling Goods
Apparel stores	6	902	1.1
Automotive parts	47	709	0.9
Book stores	2	156	0.2
Consumer electronics	13	644	0.8
Crafts and novelties	5	264	0.3
Drug stores	51	3,481	4.3
General merchandise	33	647	0.8
Grocery stores	9	571	0.7
Home furnishings	43	1,095	1.3
Home improvement	29	1,449	1.8
Office supplies	10	788	1.0
Pet supplies	2	40	*
Sporting goods	14	1,880	2.3
	264	12,626	15.5
Totals	2,338	$81,606	100.0%
*  Less than 0.1%
(1)	Includes rental revenue for all properties owned by Realty Income at June 30, 2009, including revenue from properties reclassified as discontinued operations of $53.

Lease Expirations
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) regarding the timing of the lease term expirations (excluding extension options) on our 2,249 net leased, single-tenant retail properties as of June 30, 2009 (dollars in thousands):

	Total Portfolio			Initial Expirations(3)			Subsequent Expirations(4)
Year	Total Number of Leases Expiring(1)	Rental Revenue for the Quarter Ended June 30, 2009(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended June 30, 2009	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended June 30, 2009	% of Total Rental Revenue
2009	105	$2,245	2.8%	23	$508	0.6%	82	$1,737	2.2%
2010	98	2,072	2.6	47	1,111	1.4	51	961	1.2
2011	106	3,260	4.1	59	2,114	2.7	47	1,146	1.4
2012	124	2,759	3.5	77	1,855	2.3	47	904	1.2
2013	140	5,001	6.3	98	4,043	5.1	42	958	1.2
2014	71	2,513	3.2	38	1,799	2.3	33	714	0.9
2015	112	2,937	3.7	85	2,332	2.9	27	605	0.8
2016	114	2,052	2.6	112	2,008	2.5	2	44	0.1
2017	48	1,654	2.1	39	1,469	1.9	9	185	0.2
2018	42	1,828	2.3	34	1,629	2.1	8	199	0.2
2019	97	4,908	6.2	91	4,557	5.8	6	351	0.4
2020	77	3,000	3.8	73	2,928	3.7	4	72	0.1
2021	179	7,734	9.8	178	7,679	9.7	1	55	0.1
2022	100	2,928	3.7	99	2,880	3.6	1	48	0.1
2023	246	7,942	10.0	244	7,869	9.9	2	73	0.1
2024	60	1,574	2.0	60	1,574	2.0	--	--	--
2025	70	5,404	6.8	66	5,336	6.7	4	68	0.1
2026	118	6,757	8.6	116	6,699	8.5	2	58	0.1
2027	152	4,612	5.8	151	4,595	5.8	1	17	*
2028	83	4,132	5.2	81	4,083	5.1	2	49	0.1
2029	46	1,131	1.4	45	1,116	1.4	1	15	*
2030	20	921	1.2	20	921	1.2	--	--	--
2031	27	648	0.8	27	648	0.8	--	--	--
2032	2	57	0.1	2	57	0.1	--	--	--
2033	7	460	0.6	7	460	0.6	--	--	--
2034	2	230	0.3	2	230	0.3	--	--	--
2037	2	354	0.5	2	354	0.5	--	--	--
2043	1	13	*	--	--	--	1	13	*
Totals	2,249	$79,126	100.0%	1,876	$70,854	89.5%	373	$8,272	10.5%

*  Less than 0.1%
(1)	Excludes ten multi-tenant properties and 79 vacant unleased properties. The lease expirations for properties under construction are based on the estimated date of completion of those properties.
(2)
Includes rental revenue of $53 from properties reclassified as discontinued operations and excludes revenue of $2,480 from ten multi-tenant properties and from 79 vacant and unleased properties at June 30, 2009.

(3)	Represents leases to the initial tenant of the property that are expiring for the first time.
(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification
The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of June 30, 2009 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended June 30, 2009(1)	Percentage of Revenue
Alabama	63	97%	425,300	$1,906	2.3%
Alaska	2	100	128,500	277	0.3
Arizona	79	99	392,700	2,478	3.0
Arkansas	18	89	98,500	382	0.5
California	64	98	1,160,700	4,383	5.4
Colorado	52	98	478,900	1,855	2.3
Connecticut	24	96	276,600	1,181	1.4
Delaware	17	100	33,300	429	0.5
Florida	167	93	1,437,300	6,696	8.2
Georgia	131	97	919,400	3,973	4.9
Idaho	12	100	80,700	336	0.4
Illinois	74	97	877,800	4,230	5.2
Indiana	82	96	689,600	3,234	4.0
Iowa	22	95	296,100	1,010	1.2
Kansas	33	91	573,500	1,106	1.3
Kentucky	22	100	110,600	675	0.8
Louisiana	33	97	190,400	892	1.1
Maine	3	100	22,500	160	0.2
Maryland	29	97	271,200	1,599	2.0
Massachusetts	65	100	577,800	2,601	3.2
Michigan	52	100	257,300	1,255	1.5
Minnesota	21	100	392,100	1,545	1.9
Mississippi	71	96	347,600	1,478	1.8
Missouri	62	95	640,100	2,095	2.6
Montana	2	100	30,000	76	0.1
Nebraska	19	95	196,300	497	0.6
Nevada	15	93	191,000	742	0.9
New Hampshire	14	100	109,900	563	0.7
New Jersey	33	100	261,300	1,929	2.4
New Mexico	8	100	56,400	181	0.2
New York	40	93	502,300	2,344	2.9
North Carolina	96	98	548,300	2,845	3.5
North Dakota	6	100	36,600	60	0.1
Ohio	137	96	852,700	3,347	4.1
Oklahoma	25	96	145,900	584	0.7
Oregon	18	100	297,300	853	1.0
Pennsylvania	99	98	683,800	3,507	4.3
Rhode Island	3	100	11,000	57	0.1
South Carolina	100	100	374,400	2,216	2.7
South Dakota	9	100	24,900	102	0.1
Tennessee	134	97	629,300	2,920	3.6
Texas	212	94	2,230,500	7,669	9.4
Utah	4	100	25,200	87	0.1
Vermont	4	100	12,700	124	0.2
Virginia	104	99	637,100	3,505	4.3
Washington	35	91	230,300	703	0.9
West Virginia	2	100	23,000	121	0.1
Wisconsin	20	90	248,100	780	1.0
Wyoming	1	100	4,200	18	*
Totals/Average	2,338	97%	19,041,000	$81,606	100.0%
* Less than 0.1%
(1)	Includes rental revenue for all properties owned by Realty Income at June 30, 2009, including revenue from properties reclassified as discontinued operations of $53.

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

Approximately 96.2% or 2,249 of our 2,338 retail properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

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

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates. We were not a party to any derivative financial instruments at June 30, 2009. We do not enter into any derivative transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents by year of expected maturity, the principal amounts, average interest rates, and fair values as of June 30, 2009.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data
Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2009	$--	--%	$--	--%
2010	--	--	--	--
2011(1)	--	--	--	--
2012	--	--	--	--
2013(2)	100.0	5.375	--	--
Thereafter(3)	1,250.0	6.162	--	--
Totals	$1,350.0	6.103%	$--	--%
Fair Value(4)	$1,130.8		$--

(1)	The credit facility expires in May 2011. There was no outstanding credit facility balance as of July 21, 2009.
(2)	$100 million matures in March 2013.
(3)	$150 million matures in November 2015, $275 million matures in September 2016, $175 million matures in September 2017, $550 million matures in August 2019 and $100 million matures in March 2035.
(4)	We base the fair value of the fixed rate debt at June 30, 2009 on the closing market price or indicative price per each note.

The table incorporates only those exposures that exist as of June 30, 2009. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. Our credit facility balance is variable. At June 30, 2009, our credit facility balance was zero; however, we intend to borrow funds on our credit facility in the future. Based on a hypothetical credit facility borrowing of $50 million, a 1% change in interest rates would change our interest costs by $500,000 per year.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of and for the quarter ended June 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Item 4.            Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 12, 2009. As of March 12, 2009, the record date for the annual meeting, there were 104,319,051 common shares issued and outstanding and entitled to vote at the annual meeting. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

The first proposal considered at the annual meeting was the election of seven directors to serve until the 2010 annual meeting of stockholders and until their respective successors are duly elected and qualify. All of management’s nominees for directors as listed in the proxy statement were elected with the following vote:

	Shares Voted For	Votes Withheld
Kathleen R. Allen	92,118,019	1,039,003
Donald R. Cameron	91,712,214	1,444,808
Priya Cherian Huskins	91,839,458	1,317,564
Thomas A. Lewis	92,043,715	1,113,307
Michael D. McKee	91,755,247	1,401,775
Gregory T. McLaughlin	91,988,298	1,168,724
Ronald L. Merriman	91,711,742	1,445,280

The second proposal considered at the annual meeting was the ratification of the appointment of KPMG LLP as the independent registered public accounting firm for the year ended December 31, 2009.  This proposal was approved by 91,721,248 shares voted for, 816,241 shares voted against and 619,533 shares representing abstentions.

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

4.2	Form of 5.375% Senior Notes due 2013 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on March 7, 2003 and dated March 5, 2003 and incorporated herein by reference).

4.3
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.375% Senior Notes due 2013 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on March 7, 2003 and dated March 5, 2003 and incorporated herein by reference).

4.4	Form of 5.50% Senior Notes due 2015 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on November 24, 2003 and dated November 19, 2003 and incorporated herein by reference).

4.5
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.50% Senior Notes due 2015 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on November 24, 2003 and dated November 19, 2003 and incorporated herein by reference).

4.6	Form of 5.875% Senior Notes due 2035 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on March 11, 2005 and dated March 8, 2005 and incorporated herein by reference).

4.7
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.875% Senior Debentures due 2035 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on March 11, 2005 and dated March 8, 2005 and incorporated herein by reference).

4.8	Form of 5.375% Senior Notes due 2017 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on September 16, 2005 and dated September 8, 2005 and incorporated herein by reference).

4.9
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.375% Senior Notes due 2017 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 16, 2005 and dated September 8, 2005 and incorporated herein by reference).

4.10	Form of 5.95% Senior Notes due 2016 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on September 18, 2006 and dated September 6, 2006 and incorporated herein by reference).

4.11
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.95% Senior Notes due 2016 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 18, 2006 and dated September 6, 2006 and incorporated herein by reference).

4.12	Form of 6.75% Notes due 2019 (filed as exhibit 4.2 to Company’s Form 8-K, filed on September 5, 2007 and dated August 30, 2007 and incorporated herein by reference).

4.13
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

REALTY INCOME CORPORATION

Date: July 27, 2009	/s/ GREGORY J. FAHEY
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)