Form 10-Q
period 2009-09-30
REALTY INCOME CORP
filed 2009-10-29
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009, or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐   NO  ☒

There were 104,286,381 shares of common stock outstanding as of October 22, 2009.

REALTY INCOME CORPORATION

Form 10-Q
September 30, 2009

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

September 30, 2009 and December 31, 2008
(dollars in thousands, except per share data)

	2009	2008
ASSETS	(unaudited)
Real estate, at cost:
Land	$1,157,197	$1,157,885
Buildings and improvements	2,247,767	2,251,025
Total real estate, at cost	3,404,964	3,408,910
Less accumulated depreciation and amortization	(612,622)	(553,417)
Net real estate held for investment	2,792,342	2,855,493
Real estate held for sale, net	8,160	6,660
Net real estate	2,800,502	2,862,153
Cash and cash equivalents	20,042	46,815
Accounts receivable, net	9,582	10,624
Goodwill	17,206	17,206
Other assets, net	54,043	57,381
Total assets	$2,901,375	$2,994,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$16,901	$16,793
Accounts payable and accrued expenses	20,708	38,027
Other liabilities	11,357	14,698
Line of credit payable	--	--
Notes payable	1,350,000	1,370,000
Total liabilities	1,398,966	1,439,518

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000 shares authorized, 13,900,000 shares issued and outstanding	337,790	337,790
Common stock and paid in capital, par value $1.00 per share, 200,000,000 shares authorized, 104,286,381 and 104,211,541 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1,628,239	1,624,622
Distributions in excess of net income	(463,620)	(407,751)
Total stockholders’ equity	1,502,409	1,554,661
Total liabilities and stockholders’ equity	$2,901,375	$2,994,179

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the three and nine months ended September 30, 2009 and 2008
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUE
Rental	$81,534	$81,951	$244,918	$244,692
Other	427	272	1,266	1,800
Total revenue	81,961	82,223	246,184	246,492

EXPENSES
Depreciation and amortization	22,930	22,754	68,716	67,459
Interest	21,374	23,915	64,151	71,230
General and administrative	4,906	5,097	15,862	16,564
Property	1,628	1,730	5,712	4,036
Income taxes	74	308	684	922
Total expenses	50,912	53,804	155,125	160,211
Income from continuing operations	31,049	28,419	91,059	86,281
Income from discontinued operations:
Real estate acquired for resale by Crest	207	238	308	567
Real estate held for investment	1,896	6,040	4,429	10,662
Total income from discontinued operations	2,103	6,278	4,737	11,229
Net income	33,152	34,697	95,796	97,510
Preferred stock cash dividends	(6,063)	(6,063)	(18,190)	(18,190)
Net income available to common stockholders	$27,089	$28,634	$77,606	$79,320

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$0.24	$0.22	$0.70	$0.68
Diluted	$0.24	$0.22	$0.70	$0.68
Net income:
Basic	$0.26	$0.29	$0.75	$0.79
Diluted	$0.26	$0.29	$0.75	$0.79
Weighted average common shares outstanding:
Basic	103,470,512	100,362,872	103,528,952	100,400,212
Diluted	103,481,892	100,420,070	103,532,894	100,462,396

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2009 and 2008
(dollars in thousands)(unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95,796	$97,510
Adjustments to net income:
Depreciation and amortization	68,716	67,459
Income from discontinued operations:
Real estate acquired for resale	(308)	(567)
Real estate held for investment	(4,429)	(10,662)
Gain on sales of land and improvements	(15)	(236)
Amortization of share-based compensation	3,733	3,966
Cash provided by (used in) discontinued operations:
Real estate acquired for resale	648	70
Real estate held for investment	430	2,083
Investment in real estate acquired for resale	--	(9)
Proceeds from sales of real estate acquired for resale	--	31,455
Collection of notes receivable by Crest	96	56
Change in assets and liabilities:
Accounts receivable and other assets	5,006	1,335
Accounts payable, accrued expenses and other liabilities	(20,849)	(18,213)
Net cash provided by operating activities	148,824	174,247

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sales of investment properties:
Continuing operations	170	439
Discontinued operations	10,409	8,495
Acquisition of and improvements to investment properties	(13,644)	(191,074)
Intangibles acquired in connection with acquisitions of investment properties	(860)	(397)
Net cash used in investing activities	(3,925)	(182,537)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(133,367)	(125,519)
Cash dividends to preferred stockholders	(18,190)	(18,190)
Principal payment on notes payable	(20,000)	--
Proceeds from common stock offering, net costs of $3,952	--	74,497
Debt issuance costs	--	(3,196)
Other items	(115)	159
Net cash used in financing activities	(171,672)	(72,249)
Net decrease in cash and cash equivalents	(26,773)	(80,539)
Cash and cash equivalents, beginning of period	46,815	193,101
Cash and cash equivalents, end of period	$20,042	$112,562

For supplemental disclosures, see note 12.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

At September 30, 2009, we owned 2,334 properties, located in 49 states, containing over 19.0 million leasable square feet, along with five properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. ("Crest"). Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Tax Code").

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

B.  We have elected to be taxed as a real estate investment trust ("REIT") under the Tax Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for the federal income taxes of Crest, which are included in discontinued operations.

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues such as financial stability and ability to pay rent when determining collectibility of accounts receivable and appropriate allowances to record.  Our allowance for doubtful accounts was $1.6 million at September 30, 2009 and $637,000 at December 31, 2008.

D.  We review long-lived investment properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, a provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that are estimated by us in this analysis include projected rental rates, capital expenditures and property sales capitalization rates. Additionally, a property classified as held for sale is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell.

	September 30,	December 31,
E. Other assets consist of the following (dollars in thousands) at:	2009	2008
Notes receivable issued in conjunction with Crest property sales	$22,247	$22,344
Deferred bond financing costs, net	12,152	13,249
Value of in-place and above-market leases, net	11,230	10,534
Prepaid expenses	4,574	4,244
Credit facility organization costs, net	1,736	2,552
Corporate assets, net of accumulated depreciation and amortization	1,117	1,277
Escrow deposits for Section 1031 tax-deferred exchanges	--	3,174
Other items	987	7
	$54,043	$57,381

F. Distributions payable consist of the following declared	September 30,	December 31,
distributions (dollars in thousands) at:	2009	2008
Common stock distributions	$14,880	$14,772
Preferred stock dividends	2,021	2,021
	$16,901	$16,793

G. Accounts payable and accrued expenses consist of the	September 30,	December 31,
following (dollars in thousands) at:	2009	2008
Bond interest payable	$9,499	$26,706
Other items	11,209	11,321
	$20,708	$38,027

	September 30,	December 31,
H. Other liabilities consist of the following (dollars in thousands) at:	2009	2008
Rent received in advance	$4,901	$9,083
Security deposits	4,267	3,937
Value of below-market leases, net	2,189	1,678
	$11,357	$14,698

I.   Impact of Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-05, Fair Value Measurements and Disclosures.  Effective for the first interim period after the issuance date, ASU No. 2009-05 provides clarification to measuring the fair value of a liability. In circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value by using either (1) a valuation technique that uses quoted prices for identical or similar liabilities or (2) another valuation technique, such as a present value technique or a technique that is based on the amount paid or received by the reporting entity to transfer an identical liability. ASU No. 2009-05 only applies to our disclosures in note 6 related to the estimated fair value of our notes payable and did not have a significant impact on our footnote disclosures.

3.      Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators.

A.  During the first nine months of 2009, Realty Income invested $11.9 million in three new properties and previously acquired properties with an initial weighted average contractual lease rate of 10.1%. The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base cash flow for the first year of each lease by the estimated total cost of the properties. In connection with these acquisitions, transaction costs of $44,000 were recorded to "general and administrative" expense on our consolidated statements of income for the three and nine months ended September 30, 2009. The three new properties are located in two states, will contain over 87,000 leasable square feet, and are 100% leased with an average lease term of 12.4 years.

In comparison, during the first nine months of 2008, Realty Income invested $188.5 million in 108 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.7%. These 108 properties are located in 14 states, contain over 714,000 leasable square feet, and are 100% leased with an average lease term of 20.6 years.

B.  During the first nine months of 2009 and 2008, Crest did not invest in any new retail properties.

C.  Crest’s property inventory at September 30, 2009 consisted of five properties valued at $5.7 million and, at December 31, 2008, consisted of five properties valued at $6.0 million. These amounts are included on our consolidated balance sheets in "real estate held for sale, net."

D.  When acquiring a property for investment purposes, we allocate the fair value of real estate acquired with in-place operating leases to: 1) land, 2) building and improvements, and 3) identified intangible assets and liabilities, based in each case on their fair values. Intangible assets and liabilities consist of above-market and below-market leases, the value of in-place leases and tenant relationships.

Of the $11.9 million invested by Realty Income in the first nine months of 2009, $10.5 million was used to acquire three retail properties with existing leases.  In accordance with the policy above, Realty Income recorded $1.4 million as the intangible value of the in-place leases, $150,000 as the intangible value of above-market leases and $655,000 as the intangible value of below-market leases for the first nine months of 2009.  The value of the in-place and above-market leases are recorded to "other assets" on our consolidated balance sheet, as of September 30, 2009, and the value of the below-market leases are recorded to "other liabilities" on our consolidated balance sheet as of September 30, 2009.  All of these amounts are amortized over the life of the respective leases.

Of the $188.5 million invested by Realty Income in the first nine months of 2008, $10.0 million was used to acquire two retail properties with existing leases. Realty Income recorded $397,000 as the intangible value of the in-place leases for the first nine months of 2008. This amount is recorded to "other assets" on our consolidated balance sheets and amortized over the life of the respective leases.

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

In May 2008, as a result of entering into our current credit facility, we incurred $3.2 million of credit facility origination costs that were capitalized to "other assets" on our consolidated balance sheets and are being amortized over three years. Also in May 2008, we expensed $235,000 of unamortized credit facility origination costs from our prior credit facility, which are included in "interest expense" on our consolidated statements of income for the nine months ended September 30, 2008.

We did not utilize our credit facility during the first nine months of 2009 or 2008. Our effective borrowing rate at September 30, 2009 was 1.2% and at September 30, 2008 was 4.9%. Our current and prior credit facilities are and were subject to various leverage and interest coverage ratio limitations. We are and have been in compliance with these covenants.

5.       Notes Payable

A.	General

Our senior unsecured note obligations consist of the following, sorted by maturity date (dollars in millions):
	September 30, 2009	December 31, 2008
8% notes, issued in January 1999 and due in January 2009	$--	$20.0
5.375% notes, issued in March 2003 and due in March 2013	100.0	100.0
5.5% notes, issued in November 2003 and due in November 2015	150.0	150.0
5.95% notes, issued in September 2006 and due in September 2016	275.0	275.0
5.375% notes, issued in September 2005 and due in September 2017	175.0	175.0
6.75% notes, issued in September 2007 and due in August 2019	550.0	550.0
5.875% bonds, issued in March 2005 and due in March 2035	100.0	100.0
	$1,350.0	$1,370.0

B.      Note Redemption

On their maturity date in January 2009, we redeemed, using cash on hand, all of our outstanding 8.00% notes issued in January 1999 at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest.

6.       Fair Value of Assets and Liabilities

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring the fair value of an asset. The disclosure for assets and liabilities measured at fair value requires allocation to a three-level valuation hierarchy. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Categorization within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

We believe that the carrying values reflected in our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for the notes receivable issued in conjunction with property sales and the notes payable, which are disclosed below (dollars in millions):

	Carrying value per	Estimated fair
At September 30, 2009	balance sheet	market value
Notes receivable issued in conjunction with Crest property sales	$22.2	$20.5
Notes payable	$1,350.0	$1,271.6

	Carrying value per	Estimated fair
At December 31, 2008	balance sheet	market value
Notes receivable issued in conjunction with Crest property sales	$22.3	$21.9
Notes payable	$1,370.0	$949.4

The estimated fair value of the notes receivable issued in conjunction with property sales has been calculated by discounting the future cash flows using an interest rate based upon the current 5-year, 7-year, or 10-year Treasury yield curve, plus an applicable credit-adjusted spread. The notes receivable were issued in conjunction with the sale of three Crest properties. Payments to us on these notes receivable are current and no allowance for doubtful accounts has been recorded for them.

The estimated fair value of the notes payable is based upon indicative market prices and recent trading activity of our notes payable.

7.	Gain on Sales of Real Estate Acquired for Resale by Crest

During the first nine months of 2009, Crest did not sell any properties.

In comparison, during the third quarter of 2008, Crest sold three properties for $4.6 million, which resulted in a gain of $199,000. During the first nine months of 2008, Crest sold 25 properties for $50.7 million, which resulted in a gain of $4.6 million. As part of two sales during the first nine months of 2008, Crest provided buyer financing of $19.2 million. Crest’s gains on sales are reported before income taxes in discontinued operations.

8.      Gain on Sales of Investment Properties by Realty Income

During the third quarter of 2009, we sold seven investment properties for $4.4 million, which resulted in a gain of $1.8 million. During the first nine months of 2009, we sold 17 investment properties for $10.8 million, which resulted in a gain of $4.2 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, we received proceeds of $170,000 from the sale of excess land from one property, which resulted in a gain of $15,000. This gain is included in "other revenue" on our consolidated statements of income, for the three and nine months ended September 30, 2009, because this excess land was associated with a property that continues to be owned as part of our core operations.

In comparison, during the third quarter of 2008, we sold 13 investment properties for $11.0 million, which resulted in a gain of $5.7 million. During the first nine months of 2008, we sold 22 investment properties for $18.8 million, which resulted in a gain of $9.2 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, we received proceeds of $439,000 from the sale of excess land from one property, which resulted in a gain of $236,000. This gain is included in "other revenue" on our consolidated statement of income, for the nine months ended September 30, 2008, because this excess land was associated with a property that continues to be owned as part of our core operations.

9.           Discontinued Operations

For the nine months ended September 30, 2009 and 2008, no provisions for impairment were recorded by Realty Income. For the third quarter of 2009, provisions for impairment of $29,000 were recorded by Crest on two properties held for sale. For the nine months ended September 30, 2009, provisions for impairment of $340,000 were recorded by Crest on five properties held for sale. Provisions for impairment of $27,000 and $3.4 million were recorded by Crest on three properties held for sale for the three and nine months ended September 30, 2008, respectively. The above provisions for impairment adjusted the carrying values to the estimated fair-market values of those properties, net of estimated selling costs, and are included in "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

If a property is held for sale, it is carried at the lower of cost or estimated fair value less estimated cost to sell.  Realty Income’s operations from five investment properties classified as held for sale at September 30, 2009, plus properties sold in 2009 and 2008, are reported as discontinued operations. Their respective results of operations have been reclassified as "income from discontinued operations, real estate held for investment" on our consolidated statements of income. We do not depreciate properties that are classified as held for sale.

Crest acquires properties with the intention of reselling them rather than holding them for investment and operating the properties. Consequently, we typically classify properties acquired by Crest as held for sale at the date of acquisition and do not depreciate them. As a result, the operations of Crest’s properties are classified as "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

No debt was assumed by buyers of our investment properties, or repaid as a result of our investment property sales, and we do not allocate interest expense to discontinued operations related to real estate held for investment. We allocate interest expense related to borrowings specifically attributable to Crest’s properties. The interest expense amounts allocated to the Crest properties held for sale are included in "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

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

The following is a summary of Crest’s "income from discontinued operations, real estate acquired for resale" on our consolidated statements of income (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
Crest's income from discontinued operations, real estate acquired for resale	2009	2008	2009	2008
Gain on sales of real estate acquired for resale	$--	$199	$--	$4,642
Rental revenue	66	129	198	1,764
Other revenue	351	353	1,053	561
Interest expense	(140)	(359)	(462)	(1,424)
General and administrative expense	(82)	(110)	(250)	(397)
Property expenses	(29)	(41)	(97)	(106)
Provisions for impairment	(29)	(27)	(340)	(3,374)
Depreciation(1)	--	--	--	(771)
Income taxes	70	94	206	(328)
Income from discontinued operations, real estate acquired for resale by Crest	$207	$238	$308	$567
(1)	Depreciation was recorded on one property that was classified as held for investment. This property was sold in May 2008.

The following is a summary of Realty Income’s "income from discontinued operations, from real estate held for investment" on our consolidated statements of income (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
Realty Income's income from discontinued operations, real estate held for investment	2009	2008	2009	2008
Gain on sales of investment properties	$1,799	$5,730	$4,235	$9,203
Rental revenue	162	487	605	2,167
Other revenue	5	59	20	61
Depreciation and amortization	(29)	(171)	(236)	(624)
Property expenses	(41)	(65)	(195)	(145)
Income from discontinued operations, real estate held for investment	$1,896	$6,040	$4,429	$10,662

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
Total discontinued operations	2009	2008	2009	2008
Real estate acquired for resale by Crest	$207	$238	$308	$567
Real estate held for investment	1,896	6,040	4,429	10,662
Income from discontinued operations	$2,103	$6,278	$4,737	$11,229
Per common share, basic and diluted	$0.02	$0.06	$0.05	$0.11

The per share amounts for "income from discontinued operations" above and the "income from continuing operations" and "net income" reported on the consolidated statements of income have each been calculated independently.

10.   Distributions Paid and Payable

A.  Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of the monthly distributions paid per common share for the first nine months of 2009 and 2008:

Month	2009	2008
January	$0.1417500	$0.136750
February	0.1417500	0.136750
March	0.1417500	0.136750
April	0.1420625	0.137375
May	0.1420625	0.137375
June	0.1420625	0.137375
July	0.1423750	0.138000
August	0.1423750	0.138000
September	0.1423750	0.140500
Total	$1.2785625	$1.238875

At September 30, 2009, a distribution of $0.1426875 per common share was payable and was paid in October 2009.

B.  Preferred Stock

In 2004, we issued 5.1 million shares of 7.375% Monthly Income Class D cumulative redeemable preferred stock.  In May 2009, the Class D preferred shares became redeemable, at our option, for $25 per share.  During each of the first nine months of 2009 and 2008, we paid nine monthly dividends to holders of our Class D preferred stock totaling $1.3828131 per share, or $7.1 million, and at September 30, 2009, a monthly dividend of $0.1536459 per share was payable and was paid in October 2009.

In 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E cumulative redeemable preferred stock.  Beginning December 7, 2011, the Class E preferred shares are redeemable, at our option, for $25 per share.  During each of the first nine months of 2009 and 2008, we paid nine monthly dividends to holders of our Class E preferred stock totaling $1.265625 per share, or $11.1 million, and at September 30, 2009, a monthly dividend of $0.140625 per share was payable and was paid in October 2009.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average shares used for the basic net income per share computation	103,470,512	100,362,872	103,528,952	100,400,212
Incremental shares from share-based compensation	11,380	57,198	3,942	62,184
Adjusted weighted average shares used for diluted net income per share computation	103,481,892	100,420,070	103,532,894	100,462,396
Unvested shares from share-based compensation that were anti-dilutive	449,131	619,811	653,552	620,251

No stock options were anti-dilutive for the three and nine months ended September 30, 2009 and 2008.

12.	Supplemental Disclosures of Cash Flow Information

Interest paid in the first nine months of 2009 was $79.1 million and in the first nine months of 2008 was $84.6 million.

Interest capitalized to properties under development in the first nine months of 2009 was $2,000 and in the first nine months of 2008 was $87,000.

Income taxes paid by Realty Income and Crest in the first nine months of 2009 was $1.0 million and in the first nine months of 2008 was $1.6 million.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  Share-based compensation expense for the first nine months of 2009 was $3.7 million and for the first nine months of 2008 was $4.0 million.

B.  See note 9 for a discussion of impairments recorded by Crest in the first nine months of 2009 and 2008.

C.  In the first nine months of 2008, Crest sold two properties for $23.5 million and received notes totaling $19.2 million from the buyers, which are included in "other assets" on our consolidated balance sheets.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of September 30, 2009 (dollars in thousands):

	September 30,	December 31,
Assets, as of:	2009	2008
Segment net real estate:
Automotive service	$105,820	$107,942
Automotive tire services	202,780	207,409
Child care	79,302	83,844
Convenience stores	463,731	472,587
Drug stores	142,319	145,919
Health and fitness	170,636	167,658
Restaurants	734,596	751,466
Theaters	292,706	299,690
23 non-reportable segments	608,612	625,638
Total segment net real estate	2,800,502	2,862,153
Other intangible assets - Automotive tire services	662	706
Other intangible assets - Drug stores	6,232	6,727
Other intangible assets - Grocery stores	873	911
Other intangible assets - Health and fitness	860	--
Other intangible assets - Theaters	1,961	2,190
Other intangible assets - non-reportable segments	642	--
Goodwill – Automotive service	1,338	1,338
Goodwill – Child care	5,353	5,353
Goodwill – Convenience stores	2,074	2,074
Goodwill – Home furnishings	1,557	1,557
Goodwill – Restaurants	3,779	3,779
Goodwill – non-reportable segments	3,105	3,105
Other corporate assets	72,437	104,286
Total assets	$2,901,375	$2,994,179

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue	2009	2008	2009	2008
Segment rental revenue:
Automotive service	$3,878	$3,985	$11,937	$12,004
Automotive tire services	5,560	5,496	17,169	16,425
Child care	6,144	6,114	18,096	18,171
Convenience stores	13,869	13,399	41,241	38,456
Drug stores	3,481	3,482	10,443	9,842
Health and fitness	4,871	4,616	14,280	13,705
Restaurants	17,270	17,458	52,121	54,005
Theaters	7,498	7,498	22,493	22,142
23 non-reportable segments(1)	18,963	19,903	57,138	59,942
Total rental revenue	81,534	81,951	244,918	244,692
Other revenue	427	272	1,266	1,800
Total revenue	$81,961	$82,223	$246,184	$246,492

(1) Crest’s revenue appears in "income from discontinued operations, real estate acquired for resale by Crest" and is not included in this table, which covers revenue but does not include revenue classified as part of income from discontinued operations.

14.    Common Stock Incentive Plan

In 2003, our Board of Directors adopted, and our stockholders approved, the 2003 Incentive Award Plan of Realty Income Corporation (the "Stock Plan") to enable us to attract and retain the services of directors, employees and consultants, considered essential to our long-term success. The Stock Plan offers our directors, employees and consultants an opportunity to own stock in Realty Income and/or rights that will reflect our growth, development and financial success. The Stock Plan was amended and restated by our Board of Directors in February 2006 and in May 2007.

The amount of share-based compensation costs charged against income during the third quarter of 2009 was $994,000, during the third quarter of 2008 was $1.1 million, during the first nine months of 2009 was $3.7 million and during the first nine months of 2008 was $4.0 million.

The following table summarizes our common stock grant activity under our Stock Plan.  Our common stock grants vest over periods ranging from immediately to 10 years.

	For the nine months ended September 30, 2009		For the year ended December 31, 2008
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)
Outstanding nonvested shares, beginning of year	994,453	$19.70	994,572	$19.46
Shares granted	142,260	22.85	249,447	26.63
Shares vested	(212,713)	23.11	(188,215)	21.96
Shares forfeited	(68,990)	25.96	(61,351)	22.13
Outstanding nonvested shares, end of each period	855,010	$20.26	994,453	$19.70
(1) Grant date fair value.

During the first nine months of 2009, we issued 142,260 shares of common stock under our Stock Plan. These shares vest over the following service periods: 25,000 vested immediately, 14,500 vest over a service period of three years and 102,760 vest over a service period of five years.

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

As of September 30, 2009, the remaining unamortized share-based compensation expense totaled $17.3 million, which is being amortized on a straight-line basis over the service period of each applicable award.

The effect of pre-vesting forfeitures on our recorded expense has historically been negligible. Any future pre-vesting forfeitures are also expected to be negligible, and we will record the benefit related to such forfeitures as they occur. Under the terms of our Stock Plan, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, given the negligible historical and prospective forfeiture rate determined by us, we did not record any amount to compensation expense related to dividends paid in 2009 or 2008.

As of September 30, 2009, there were 6,138 vested stock options outstanding and exercisable with a weighted average exercise price of $14.70. There were 15,156 stock options exercised in the first nine months of 2009, with a weighted average exercise price of $12.77. There were no stock option forfeitures in the first nine months of 2009. No stock options were granted after January 1, 2002 and all outstanding options are fully vested. Stock options were granted with an exercise price equal to the underlying stock’s fair market value at the date of grant. Stock options expire ten years from the date they were granted and vested over service periods of one, three, four or five years.

15.   Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At September 30, 2009, we have contingent payments of $1.4 million for tenant improvements and leasing costs. In addition, we have committed $107,000 under construction contracts, which is expected to be paid in the next three months.

16.   Subsequent Events

We evaluated all events subsequent to the balance sheet date of September 30, 2009, through October 28, 2009, which is the date our consolidated financial statements were issued.  We determined that no subsequent events require disclosure or adjustment to the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including documents incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this quarterly report, the words "estimated", "anticipated", "expect", "believe", "intend" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

●	Our anticipated growth strategies;
●	Our intention to acquire additional properties and the timing of these acquisitions;
●	Our intention to sell properties and the timing of these property sales;
●	Our intention to re-lease vacant properties;
●	Anticipated trends in our business, including trends in the market for long-term net-leases of freestanding, single-tenant retail properties;
●	Future expenditures for development projects; and
●	Profitability of our subsidiary, Crest Net Lease, Inc. ("Crest").

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

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled "Business", "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. Our portfolio management focus includes:

●	Contractual rent increases on existing leases;
●	Rent increases at the termination of existing leases, when market conditions permit; and
●	The active management of our property portfolio, including re-leasing vacant properties, and selectively selling properties, thereby mitigating our exposure to certain tenants and markets.

In acquiring additional properties, we adhere to a focused strategy of primarily acquiring properties that are:

●	Freestanding, single-tenant, retail locations;
●	Leased to regional and national retail chains; and
●	Leased under long-term, net-lease agreements.

At September 30, 2009, we owned a diversified portfolio:

●	Of 2,334 retail properties;
●	With an occupancy rate of 96.8%, or 2,259 properties occupied;
●	With only 75 properties available for lease;
●	Leased to 118 different retail chains doing business in 30 separate retail industries;
●	Located in 49 states;
●	With over 19.0 million square feet of leasable space; and
●	With an average leasable retail space per property of approximately 8,150 square feet.

Of the 2,334 properties in the portfolio, 2,323, or 99.5%, are single-tenant, retail properties and the remaining 11 are multi-tenant, distribution and office properties. At September 30, 2009, 2,249 of the 2,323 single-tenant properties were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.3 years.

In addition, at September 30, 2009, our wholly-owned taxable REIT subsidiary, Crest, had an inventory of five properties valued at $5.7 million, which are classified as held for sale. Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Tax Code"). In addition to the five properties, Crest also holds notes receivable of $22.2 million at September 30, 2009. We anticipate Crest will not acquire any properties during the remainder of 2009.

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

Credit Strategy
We generally provide sale-leaseback financing to less than investment grade retail chains. We typically acquire and lease back properties to regional and national retail chains and we believe that within this market we can achieve an attractive risk-adjusted return on the financing we provide to retailers. Since 1970, our overall weighted average occupancy rate at the end of each year has been 98.4%, and the occupancy rate at the end of each year has never been below 96%.

Acquisition Strategy
We seek to invest in industries in which several, well-organized, regional and national retail chains are capturing market share through service, quality control, economies of scale, advertising and the selection of prime retail locations. We execute our acquisition strategy by acting as a source of capital to regional and national retail chain store owners and operators, doing business in a variety of industries, by acquiring and leasing back retail store locations. We undertake thorough research and analysis to identify what we consider to be appropriate industries, tenants and property locations for investment. Our research expertise is instrumental to uncovering net-lease opportunities in markets where our real estate financing program adds value. In selecting real estate for potential investment, we generally seek to acquire properties that have the following characteristics:

●	Freestanding, commercially-zoned property with a single tenant;
●	Properties that are important retail locations for regional and national retail chains;
●	Properties that we deem to be profitable for the retailers;
●	Properties that are located within attractive demographic areas relative to the business of our tenants, with high visibility and easy access to major thoroughfares; and
●	Properties that can be purchased with the simultaneous execution or assumption of long-term, net-lease agreements, offering both current income and the potential for rent increases.

Impact of Real Estate and Credit Markets
In the commercial retail real estate market, property prices generally continued to decline and lease rates rose throughout 2008 and during the first nine months of 2009. Likewise, the United States (U.S.) credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have impacted our access to and cost of capital. We continue to monitor the commercial retail real estate and U.S. credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly. See our discussion of "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008.

RECENT DEVELOPMENTS

Acquisitions during the First Nine Months of 2009
During the first nine months of 2009, Realty Income invested $11.9 million in three new properties and previously acquired properties with an initial weighted average contractual lease rate of 10.1%. These three properties are located in two states, will contain over 87,000 leasable square feet, and are 100% leased with an average lease term of 12.4 years.

Our 2008 and 2009 portfolio acquisitions are lower than in recent years because we decided to cease acquisition activity until commercial real estate prices became more favorable.  In general, property prices continued to decline and lease rates rose throughout 2008 and during the first nine months of 2009.  However, we are beginning to see a more attractive environment that could lead to investment activity in the remainder of 2009.  We will continue to monitor the acquisition market carefully and will acquire properties for long-term investment only when we believe the transactions are accretive to our results of operations.

Investments in Existing Properties
In the third quarter of 2009, we capitalized costs of $786,000 on existing properties in our portfolio, consisting of $348,000 for re-leasing costs and $438,000 for building improvements.

In the first nine months of 2009, we capitalized costs of $2.2 million on existing properties in our portfolio, consisting of $957,000 for re-leasing costs and $1.3 million for building improvements.

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

Note Redemption
Upon their maturity in January 2009, we redeemed, using cash on hand, the $20 million outstanding principal amount of our 8% Notes ("2009 Notes"). The 2009 Notes were redeemed at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. We have no debt maturities until March 2013.

Retirement of Board of Directors Members
William E. Clark, our previous non-executive chairman, retired from the Board of Directors in February 2009. Mr. Clark had served as our Chairman of the Board since the inception of Realty Income. Our Corporate Governance and Nominating Committee recommended, and the Board of Directors elected, Donald R. Cameron as our new non-executive chairman.

Roger P. Kuppinger and Willard H Smith Jr retired from the Board of Directors in May 2009, upon which Ronald L. Merriman became the chairman of the Audit Committee.

Net Income Available to Common Stockholders
Net income available to common stockholders was $27.1 million in the third quarter of 2009 versus $28.6 million in the third quarter of 2008, a decrease of $1.5 million. On a diluted per common share basis, net income was $0.26 in the third quarter of 2009, compared to $0.29 in the third quarter of 2008.

Net income available to common stockholders was $77.6 million in the first nine months of 2009 versus $79.3 million in the same period of 2008, a decrease of $1.7 million. On a diluted per common share basis, net income was $0.75 in the first nine months of 2009 compared to $0.79 in the first nine months of 2008.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain from the sale of properties during the third quarter of 2009 was $1.8 million, as compared to $5.7 million during the third quarter of 2008. The gain from the sale of properties during the first nine months of 2009 was $4.3 million, as compared to $9.4 million during the first nine months of 2008.

Funds from Operations Available to Common Stockholders (FFO)
In the third quarter of 2009, our FFO increased by $2.5 million, or 5.5%, to $48.2 million versus $45.7 million in the third quarter of 2008. On a diluted per common share basis, FFO was $0.47 in the third quarter of 2009 compared to $0.46 in the third quarter of 2008, an increase of $0.01, or 2.2%.

In the first nine months of 2009, our FFO increased by $3.6 million, or 2.6%, to $142.1 million versus $138.5 million in the first nine months of 2008. On a diluted per common share basis, FFO was $1.37 in the first nine months of 2009 compared to $1.38 in the first nine months of 2008, a decrease of $0.01, or 0.7%.

See our discussion of FFO later in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations," which includes a reconciliation of net income available to common stockholders to FFO.

Crest
During the first nine months of 2009, Crest did not acquire or sell any properties. Crest had an inventory of five properties valued at $5.7 million at September 30, 2009, and $6.0 million at December 31, 2008, which are included in "real estate held for sale, net" on our consolidated balance sheets.

Increases in Monthly Distributions to Common Stockholders
We continue our 40-year policy of paying distributions monthly. Monthly distributions per share increased in October 2009 by $0.0003125 to $0.1426875. The increase in October 2009 was our 48th consecutive quarterly increase and the 55th increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In the first nine months of 2009, we paid three monthly cash distributions per share in the amount of $0.14175, three in the amount of $0.1420625 and three in the amount of $0.142375, totaling $1.2785625. In September 2009 and October 2009, we declared distributions of $0.1426875 per share, which were paid in October 2009 and will be paid in November 2009, respectively.

The monthly distribution of $0.1426875 per share represents a current annualized distribution of $1.71225 per share, and an annualized distribution yield of approximately 7.2% based on the last reported sale price of our common stock on the NYSE of $23.67 on October 22, 2009. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

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

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At October 22, 2009, our total outstanding borrowings were $1.35 billion of senior unsecured notes, or approximately 32.4% of our total market capitalization of $4.17 billion. There were no outstanding borrowings on our credit facility at October 22, 2009.

We define our total market capitalization at October 22, 2009 as the sum of:

●	Shares of our common stock outstanding of 104,286,381 multiplied by the last reported sales price of our common stock on the NYSE of $23.67 per share on October 22, 2009, or $2.47 billion;
●	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
●	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million; and
●	Outstanding notes of $1.35 billion.

Mortgage Debt
We have no mortgage debt on any of our properties.

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our retail properties. We intend to retain an appropriate amount of cash as working capital. At September 30, 2009, we had cash and cash equivalents totaling $20 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay future borrowings under our credit facility.

$355 Million Acquisition Credit Facility
In May 2008, we entered into a $355 million revolving, unsecured credit facility that replaced our previous $300 million acquisition credit facility. The term of our credit facility is for three years, until May 2011, plus, two, one-year extension options. Under our credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 100 basis points with a facility fee of 27.5 basis points, for all-in drawn pricing of 127.5 basis points over LIBOR. We also have other interest rate options available to us. At October 22, 2009, we had a borrowing capacity of $355 million available on our credit facility and no outstanding balance.

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

Credit Agency Ratings
We are currently assigned investment grade corporate credit ratings on our senior unsecured notes.   Fitch Ratings has assigned a rating of BBB+, Moody’s Investors Service has assigned a rating of Baa1 and Standard & Poor’s Ratings Group has assigned a rating of BBB to our senior notes. All of these ratings have "stable" outlooks.

We have also been assigned credit ratings on our preferred stock. Fitch Ratings has assigned a rating of BBB, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BB+ to our preferred stock. All of these ratings have "stable" outlooks.

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

Notes Outstanding
Our senior unsecured note obligations consist of the following as of September 30, 2009, sorted by maturity date (dollars in millions):

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

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on GAAP measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance. The actual amounts as of September 30, 2009 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60%	38.8%
Limitation on incurrence of secured debt	≤ 40%	0.0%
Debt service coverage (trailing 12 months)	≥ 1.5 x	3.6	x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	257%

The following table summarizes the maturity of each of our obligations as of September 30, 2009 (dollars in millions):

Table of Obligations				Ground	Ground
				Leases	Leases
				Paid by	Paid by
Year of	Credit			Realty	Our
Maturity	Facility (1)	Notes	Interest (2)	Income(3)	Tenants(4)	Other (5)	Totals
2009	$--	$--	$20.6	$--	$0.9	$1.5	$23.0
2010	--	--	82.4	0.1	3.7	--	86.2
2011	--	--	82.4	0.1	3.7	--	86.2
2012	--	--	82.4	0.1	3.6	--	86.1
2013	--	100.0	78.1	0.1	3.4	--	181.6
Thereafter	--	1,250.0	427.9	0.9	41.0	--	1,719.8
Totals	$--	$1,350.0	$773.8	$1.3	$56.3	$1.5	$2,182.9

(1) There was no outstanding credit facility balance on October 22, 2009.
(2) Interest on the credit facility and notes has been calculated based on outstanding balances as of September 30, 2009 through their respective maturity dates.
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

(5) "Other" consists of $107,000 of commitments under construction contracts and $1.4 million of contingent payments for tenant improvements and leasing costs.

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

No Off-Balance Sheet Arrangements or Unconsolidated Investments
We have no unconsolidated or off-balance sheet investments in "variable interest entities" or off-balance sheet financing, nor do we engage in trading activities involving energy or commodity contracts or other derivative instruments. Additionally, we have no joint ventures or mandatory redeemable preferred stock.  As such, our financial position and results of operations are not affected by accounting regulations regarding the consolidation of off-balance sheet entities and classification of financial instruments with characteristics of both liabilities and equity.

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

We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders for the first nine months of 2009 totaled $133.4 million, representing 93.9% of our funds from operations available to common stockholders of $142.1 million.  In comparison, for the year 2008, our cash distributions to common stockholders totaled $169.7 million, representing 91.5% of our funds from operations available to common stockholders of $185.5 million.

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

Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend, or that such amounts constitute "qualified dividend income" subject to a reduced rate of tax. The maximum tax rate of non-corporate taxpayers for "qualified dividend income" has generally been reduced to 15% (until it "sunsets" or reverts to the provisions of prior law, which under current law will occur with respect to taxable years beginning after December 31, 2010). In general, dividends payable by REITs are not eligible for the reduced tax rate on corporate dividends, except to the extent the REIT’s dividends are attributable to dividends received from taxable corporations (such as our taxable REIT subsidiary, Crest), to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year) or, as discussed above, dividends properly designated by us as "capital gain dividends." Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction in the stockholders’ basis in their stock. Distributions above that basis, generally, will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 18.8% of the distributions to our common stockholders, made or deemed to have been made in 2008, were classified as a return of capital for federal income tax purposes. We are unable to predict the portion of future distributions that may be classified as a return of capital.

RESULTS OF OPERATIONS

Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. Our consolidated financial statements are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions.

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

When acquiring a property for investment purposes, we allocate the fair value of real estate acquired with in-place operating leases to: 1) land, 2) building and improvements, and 3) identified intangible assets and liabilities, based in each case on their fair values.  Intangible assets and liabilities consist of above-market and below-market leases, the value of in-place leases and tenant relationships.

Another significant judgment must be made as to if, and when, impairment losses should be taken on our properties when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, a provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that are estimated by us in this analysis include projected rental rates, capital expenditures and property sales capitalization rates. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The carrying value of our real estate is the largest component of our consolidated balance sheet. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment, it could have a material impact on our results of operations.

The following is a comparison of our results of operations for the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2008.

Rental Revenue
Rental revenue was $81.5 million for the third quarter of 2009 versus $82.0 million for the third quarter of 2008, a decrease of $417,000, or 0.5%. The decrease in rental revenue in the third quarter of 2009 compared to the third quarter of 2008 is primarily attributable to:

●	The three retail properties acquired by Realty Income in 2009, which generated $146,000 of rent in the third quarter of 2009;
●
The 107 retail properties acquired by Realty Income in 2008, which generated $4.0 million of rent in the third quarter of 2009 compared to $3.9 million in the third quarter of 2008, an increase of $120,000;

●
Same store rents generated on 2,080 properties during the entire third quarters of 2009 and 2008 increased by $319,000, or 0.4%, to $75.1 million from $74.8 million. Excluding 104 leases with Buffets Holdings, Inc. (for which rents were renegotiated in September 2008), same store rents generated on 1,976 properties during the entire third quarters of 2009 and 2008 increased by $865,000, or 1.2%, to $70.2 million from $69.34 million; net of

●
A net decrease of $928,000 relating to the aggregate of (i) development properties acquired before 2008 that started paying rent in 2008, (ii) properties that were vacant during part of 2009 or 2008, (iii) properties sold during 2009 and 2008 and (iv) lease termination settlements, which in aggregate, totaled $2.0 million in the third quarter of 2009 compared to $2.9 million in the third quarter of 2008; and

●	A decrease in straight-line rent and other non-cash adjustments to rent of $72,000 in the third quarter of 2009 as compared to the third quarter of 2008.

Rental revenue was $244.9 million for the first nine months of 2009 versus $244.7 million for the first nine months of 2008, an increase of $226,000, or 0.1%.  The increase in rental revenue in the first nine months of 2009 compared to the first nine months of 2008 is primarily attributable to:

●	The three retail properties acquired by Realty Income in 2009, which generated $146,000 of rent in the first nine months of 2009;
●
The 107 retail properties acquired by Realty Income in 2008, which generated $12.07 million of rent in the first nine months of 2009 compared to $9.05 million in the first nine months of 2008, an increase of $3.0 million;

●
Same store rents generated on 2,080 properties during the entire first nine months of 2009 and 2008 increased by $797,000, or 0.4%, to $225.5 million from $224.7 million. Excluding 104 leases with Buffets Holdings, Inc., same store rents generated on 1,976 properties during the entire first nine months of 2009 and 2008 increased by $2.7 million, or 1.3%, to $210.7 million from $208.0 million; net of

●
A net decrease of $3.0 million relating to the aggregate of (i) development properties acquired before 2008 that started paying rent in 2008, (ii) properties that were vacant during part of 2009 or 2008, (iii) properties sold during 2009 and 2008 and (iv) lease termination settlements, which in aggregate, totaled $6.3 million in the first nine months of 2009 compared to $9.3 million in the first nine months of 2008; and

●	A decrease in straight-line rent and other non-cash adjustments to rent of $690,000 in the first nine months of 2009 as compared to the first nine months of 2008.

Overall, comparing 2009 versus 2008, revenue has been generally flat as we own 2,334 properties at September 30, 2009, compared to 2,355 properties at September 30, 2008.

Of the 2,334 properties in the portfolio at September 30, 2009, 2,323, or 99.5%, are single-tenant properties and the remaining 11 are multi-tenant, distribution and office properties. Of the 2,323 single-tenant properties, 2,249, or 96.8%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.3 years at September 30, 2009. Of our 2,249 leased single-tenant properties, 2,062, or 91.7%, were under leases that provide for increases in rents through:

●	Primarily base rent increases tied to a consumer price index (typically subject to ceilings);
●	Fixed increases;
●	To a lesser degree, overage rent based on a percentage of the tenants’ gross sales, or;
●	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $265,000 in the third quarter of 2009 and $163,000 in the third quarter of 2008. Percentage rent was $1.0 million in the first nine months of 2009 and $925,000 in the first nine months of 2008. Percentage rent in the third quarter and first nine months of 2009 was less than 1% of rental revenue and we anticipate percentage rent to continue to be less than 1% of rental revenue for 2009.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At September 30, 2009, our portfolio of 2,334 retail properties was 96.8% leased with 75 properties available for lease.

As of October 22, 2009, transactions to lease or sell 10 of the 75 properties available for lease at September 30, 2009 were underway or completed. We anticipate these transactions will be completed during the next several months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Depreciation and Amortization
For the third quarter of 2009, depreciation and amortization was $22.9 million as compared to $22.8 million in the third quarter of 2008. For the first nine months of 2009, depreciation and amortization was $68.7 million as compared to $67.5 million in the first nine months of 2008. The increase in depreciation and amortization in 2009 was primarily due to the acquisition of properties in 2009 and 2008, which was partially offset by property sales in these years. As discussed in the section entitled "Funds from Operations Available to Common Stockholders," depreciation and amortization is a non-cash item that is excluded from our calculation of FFO.

Interest Expense
Interest expense was $2.5 million lower in the third quarter of 2009 than in the third quarter of 2008 and $7.1 million lower in the first nine months of 2009 than in the first nine months of 2008. Interest expense decreased in 2009 primarily due to lower average outstanding balances and, to a lesser extent, lower interest rates. We redeemed, in November 2008, the $100 million outstanding principal amount of our 8.25% Monthly Income Senior Notes and, in January 2009, the $20 million outstanding principal amount of our 8% Notes, both of which contributed to the decrease in average outstanding balances and lower average interest rates on our debt.

In May 2008, as a result of entering into our current credit facility, we incurred $3.2 million of credit facility origination costs that were capitalized to "other assets" on our consolidated balance sheets and are being amortized over three years. Also, in May 2008, we expensed $235,000 of unamortized credit facility origination costs from our prior credit facility, which are included in "amortization of credit facility origination costs and deferred bond financing costs" in the following table.

The following is a summary of the components of our interest expense (dollars in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest on our credit facility and notes	$20,598	$23,061	$61,862	$69,183
Interest included in discontinued operations from real estate acquired for resale by Crest	(140)	(359)	(462)	(1,424)
Credit facility commitment fees	248	247	743	542
Amortization of credit facility origination costs and deferred bond financing costs	670	780	2,010	2,363
Amortization of settlements on treasury lock agreement	--	218	--	653
Interest capitalized	(2)	(32)	(2)	(87)
Interest expense	$21,374	$23,915	$64,151	$71,230

	Three months ended		Nine months ended
	September 30,		September 30,
Notes outstanding	2009	2008	2009	2008
Average outstanding balances (dollars in thousands)	$1,350,000	$1,470,000	$1,351,037	$1,470,000
Average interest rates	6.10%	6.28%	6.11%	6.28%

At October 22, 2009, the weighted average interest rate on our notes payable of $1.35 billion was 6.10% and on our credit line was 1.24%. There was no outstanding balance on our credit line at October 22, 2009.

Interest Coverage Ratio
Our interest coverage ratio for the third quarter and first nine months of 2009 was 3.5 times. Our interest coverage ratio for the third quarter of 2008 was 3.1 times and for the first nine months of 2008 was 3.2 times. Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded to discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities on our consolidated statements of cash flows to our interest coverage amount (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net cash provided by operating activities	$42,015	$45,055	$148,824	$174,247
Interest expense	21,374	23,915	64,151	71,230
Interest expense included in discontinued operations(1)	140	359	462	1,424
Income taxes	74	308	684	922
Income taxes (benefit) included in disc. operations(1)	(70)	(94)	(206)	328
Investment in real estate acquired for resale(1)	--	--	--	9
Proceeds from sales of real estate acquired for resale(1)	--	(4,560)	--	(31,455)
Collection of notes receivable by Crest(1)	(32)	(31)	(96)	(56)
Crest provisions for impairment(1)	(29)	(27)	(340)	(3,374)
Gain on sales of real estate acquired for resale(1)	--	199	--	4,642
Amortization of share-based compensation	(994)	(1,114)	(3,733)	(3,966)
Changes in assets and liabilities:
Accounts receivable and other assets	(2,060)	(1,567)	(5,006)	(1,335)
Accounts payable, accrued expenses and other liabilities	15,396	13,937	20,849	18,213
Interest coverage amount	$75,814	$76,380	$225,589	$230,829
Divided by interest expense(2)	$21,514	$24,274	$64,613	$72,654
Interest coverage ratio	3.5	3.1	3.5	3.2
(1) Crest activities.
(2) Includes interest expense recorded to "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for the third quarter and first nine months of 2009 was 2.7 times. Our fixed charge coverage ratio for the third quarter and first nine months of 2008 was 2.5 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest coverage amount	$75,814	$76,380	$225,589	$230,829
Divided by interest expense plus preferred stock dividends(1)	$27,577	$30,337	$82,803	$90,844
Fixed charge coverage ratio	2.7	2.5	2.7	2.5
(1) Includes interest expense recorded to "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

General and Administrative Expenses
General and administrative expenses decreased by $191,000 to $4.9 million in the third quarter of 2009, as compared to $5.1 million in the third quarter of 2008. In the third quarter of 2009, general and administrative expenses as a percentage of total revenue were 6.0%, as compared to 6.2% in the third quarter of 2008.

General and administrative expenses decreased by $702,000 to $15.9 million in the first nine months of 2009, as compared to $16.6 million in the first nine months of 2008. In the first nine months of 2009, general and administrative expenses as a percentage of total revenue were 6.4%, as compared to 6.7% in the first nine months of 2008. General and administrative expenses decreased during the first nine months of 2009 primarily due to decreases in employee costs.

For the third quarter and the first nine months of 2009, general and administrative expenses include transaction costs of $44,000 related to the acquisition of three new retail properties during the third quarter of 2009.

In October 2009, we had 71 employees as compared to 73 employees in October 2008.

Property Expenses
Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At September 30, 2009, 75 properties were available for lease, as compared to 70 at December 31, 2008 and 73 at September 30, 2008.

Property expenses were $1.6 million in the third quarter of 2009 and $1.7 million in the third quarter of 2008. Property expenses were $5.7 million in the first nine months of 2009 and $4.0 million in the first nine months of 2008. The increase in property expenses, in the first nine months of 2009, is primarily attributable to an increase in maintenance and utilities associated with properties available for lease and an increase in bad debt expense.

Income Taxes
Income taxes were $74,000 in the third quarter of 2009, as compared to $308,000 in the third quarter of 2008. Income taxes were $684,000 in the first nine months of 2009, as compared to $922,000 in the first nine months of 2008. These amounts are for city and state income taxes paid by Realty Income.

In addition, Crest recorded state and federal income tax benefits of $70,000 in the third quarter of 2009, as compared to income tax benefits of $94,000 in the third quarter of 2008. Crest recorded state and federal income tax benefits of $206,000 in the first nine months of 2009, as compared to income tax expense of $328,000 in the first nine months of 2008. These amounts are included in "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

Discontinued Operations
Crest acquires properties with the intention of reselling them rather than holding them as investments and operating the properties. Consequently, we typically classify properties acquired by Crest as held for sale at the date of acquisition and do not depreciate them. The operation of Crest’s properties is classified as "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

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

The following is a summary of Crest’s "income from discontinued operations, real estate acquired for resale" on our consolidated statements of income (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
Crest's income from discontinued operations, real estate acquired for resale	2009	2008	2009	2008
Gain on sales of real estate acquired for resale	$--	$199	$--	$4,642
Rental revenue	66	129	198	1,764
Other revenue	351	353	1,053	561
Interest expense	(140)	(359)	(462)	(1,424)
General and administrative expense	(82)	(110)	(250)	(397)
Property expenses	(29)	(41)	(97)	(106)
Provisions for impairment	(29)	(27)	(340)	(3,374)
Depreciation(1)	--	--	--	(771)
Income taxes	70	94	206	(328)
Income from discontinued operations, real estate acquired for resale by Crest	$207	$238	$308	$567
Per common share, basic and diluted	$0.00	$0.00	$0.00	$0.01
(1)	Depreciation was recorded on one property that was classified as held for investment. This property was sold in May 2008.

Realty Income’s operations from five investment properties classified as held for sale at September 30, 2009, plus properties sold in 2009 and 2008, have been classified to discontinued operations. The following is a summary of Realty Income’s "income from discontinued operations, real estate held for investment" on our consolidated statements of income (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
Realty Income's income from discontinued operations, real estate held for investment	2009	2008	2009	2008
Gain on sales of investment properties	$1,799	$5,730	$4,235	$9,203
Rental revenue	162	487	605	2,167
Other revenue	5	59	20	61
Depreciation and amortization	(29)	(171)	(236)	(624)
Property expenses	(41)	(65)	(195)	(145)
Income from discontinued operations, real estate held for investment	$1,896	$6,040	$4,429	$10,662
Per common share, basic and diluted	$0.02	$0.06	$0.04	$0.11

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
Total discontinued operations	2009	2008	2009	2008
Real estate acquired for resale by Crest	$207	$238	$308	$567
Real estate held for investment	1,896	6,040	4,429	10,662
Income from discontinued operations	$2,103	$6,278	$4,737	$11,229
Per common share, basic and diluted	$0.02	$0.06	$0.05	$0.11

The above per share amounts have each been calculated independently.

Crest’s Property Sales
During the first nine months of 2009, Crest did not sell any properties.

In comparison, during the third quarter of 2008, Crest sold three properties for $4.6 million, which resulted in a gain of $199,000. During the first nine months of 2008, Crest sold 25 properties for $50.7 million, which resulted in a gain of $4.6 million. As part of two sales during the first nine months of 2008, Crest provided buyer financing of $19.2 million. Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

Crest’s Property Inventory
At September 30, 2009, Crest had an inventory of five properties valued at $5.7 million, all of which are classified as held for sale.

Gain on Sales of Investment Properties by Realty Income
During the third quarter of 2009, we sold seven investment properties for $4.4 million, which resulted in a gain of $1.8 million. During the first nine months of 2009, we sold 17 investment properties for $10.8 million, which resulted in a gain of $4.2 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, we received proceeds of $170,000 from the sale of excess land from one property, which resulted in a gain of $15,000. This gain is included in "other revenue" on our consolidated statements of income, for the three and nine months ended September 30, 2009, because this land was associated with a property that continues to be owned as part of our core operations.

In comparison, during the third quarter of 2008, we sold 13 investment properties for $11.0 million, which resulted in a gain of $5.7 million. During the first nine months of 2008, we sold 22 investment properties for $18.8 million, which resulted in a gain of $9.2 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, we received proceeds of $439,000 from the sale of excess land from one property, which resulted in a gain of $236,000. This gain is included in "other revenue" on our consolidated statement of income, for the nine months ended September 30, 2008, because this excess land was associated with a property that continues to be owned as part of our core operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will generate higher returns, enhance the credit quality of our real estate portfolio or extend our average remaining lease term. At September 30, 2009, we classified real estate with a carrying amount of $8.2 million as held for sale on our balance sheet, which includes five properties owned by Crest, valued at $5.7 million. Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months.

Provisions for Impairment on Real Estate Acquired for Resale by Crest
For the third quarter of 2009, provisions for impairment of $29,000 were recorded by Crest on two properties held for sale. For the nine months ended September 30, 2009, provisions for impairment of $340,000 were recorded by Crest on five properties held for sale. Provisions for impairment of $27,000 and $3.4 million were recorded by Crest on three properties held for sale in the three and nine months ended September 30, 2008, respectively. These provisions for impairment adjusted the carrying values to the estimated fair-market values of those properties, net of estimated selling costs, and are included in "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

Provisions for Impairment on Realty Income Investment Properties
No provisions for impairment were recorded in the first nine months of 2009 and 2008.

Preferred Stock Dividends
Preferred stock cash dividends totaled $6.1 million in the third quarters of 2009 and 2008 and $18.2 million in the first nine months of 2009 and 2008.

Net Income Available to Common Stockholders
Net income available to common stockholders was $27.1 million in the third quarter of 2009, a decrease of $1.5 million, as compared to $28.6 million in the third quarter of 2008. Net income available to common stockholders was $77.6 million in the first nine months of 2009, a decrease of $1.7 million, as compared to $79.3 million in the first nine months of 2008.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gain from the sale of investment properties and the sale of excess land recognized, during the third quarter of 2009, was $1.8 million, as compared to $5.7 million during the third quarter of 2008. Gain from the sale of investment properties and from the sale of excess land recognized, during the first nine months of 2009, was $4.3 million, as compared to a $9.4 million gain recognized during the first nine months of 2008.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the third quarter of 2009 increased by $2.5 million, or 5.5%, to $48.2 million, as compared to $45.7 million in the third quarter of 2008. FFO for the first nine months of 2009 increased by $3.6 million, or 2.6%, to $142.1 million, as compared to $138.5 million in the first nine months of 2008. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income available to common stockholders	$27,089	$28,634	$77,606	$79,320
Depreciation and amortization:
Continuing operations	22,930	22,754	68,716	67,459
Discontinued operations	29	171	236	1,395
Depreciation of furniture, fixtures and equipment	(80)	(81)	(239)	(238)
Gain on sales of land and investment properties:
Continuing operations	(15)	--	(15)	(236)
Discontinued operations	(1,799)	(5,730)	(4,235)	(9,203)
FFO available to common stockholders	$48,154	$45,748	$142,069	$138,497
FFO per common share:
Basic and diluted	$0.47	$0.46	$1.37	$1.38

Distributions paid to common stockholders	$44,541	$42,209	$133,367	$125,519

FFO in excess of distributions paid to common stockholders	$3,613	$3,539	$8,702	$12,978

Weighted average number of common shares used for computation per share:
Basic	103,470,512	100,362,872	103,528,952	100,400,212
Diluted	103,481,892	100,420,070	103,532,894	100,462,396

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

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Amortization of share-based compensation	$994	$1,114	$3,733	$3,966
Amortization of deferred note financing costs(1)	341	454	1,022	1,362
Crest provisions for impairment	29	27	340	3,374
Amortization of settlement on treasury lock agreement(2)	--	218	--	653
Capitalized leasing costs and commissions	(348)	(256)	(957)	(657)
Capitalized building improvements	(438)	(304)	(1,279)	(1,090)
Straight-line rent revenue(3)	(233)	(305)	(810)	(1,501)

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

(3)	A negative amount indicates that our straight-line rent revenue was greater than our actual cash rent collected.

PROPERTY PORTFOLIO INFORMATION

At September 30, 2009, we owned a diversified portfolio:

●	Of 2,334 retail properties;
●	With an occupancy rate of 96.8%, or 2,259 properties occupied;
●	With only 75 properties available for lease;
●	Leased to 118 different retail chains doing business in 30 separate retail industries;
●	Located in 49 states;
●	With over 19.0 million square feet of leasable space; and
●	With an average leasable retail space per property of approximately 8,150 square feet.

In addition to our real estate portfolio, our subsidiary, Crest, had an inventory of five properties located in five states, at September 30, 2009. These properties are valued at $5.7 million and are classified as held for sale.

At September 30, 2009, 2,249 of our 2,334 retail properties were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically responsible for future rent increases based on increases in the consumer price index (typically subject to ceilings), fixed increases or, to a lesser degree, additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

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

Industry Diversification
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
Industries	Ended September 30, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003
Apparel stores	1.1%	1.1%	1.2%	1.7%	1.6%	1.8%	2.1%
Automotive collision services	1.1	1.0	1.1	1.3	1.3	1.0	0.3
Automotive parts	1.5	1.6	2.1	2.8	3.4	3.8	4.5
Automotive service	4.7	4.8	5.2	6.9	7.6	7.7	8.3
Automotive tire services	6.8	6.7	7.3	6.1	7.2	7.8	3.1
Book stores	0.2	0.2	0.2	0.2	0.3	0.3	0.4
Business services	*	*	0.1	0.1	0.1	0.1	0.1
Child care	7.6	7.6	8.4	10.3	12.7	14.4	17.8
Consumer electronics	0.7	0.8	0.9	1.1	1.3	2.1	3.0
Convenience stores	17.0	15.8	14.0	16.1	18.7	19.2	13.3
Crafts and novelties	0.3	0.3	0.3	0.4	0.4	0.5	0.6
Distribution and office	1.0	1.0	0.6	--	--	--	--
Drug stores	4.3	4.1	2.7	2.9	2.8	0.1	0.2
Entertainment	1.3	1.2	1.4	1.6	2.1	2.3	2.6
Equipment rental services	0.2	0.2	0.2	0.2	0.4	0.3	0.2
Financial services	0.2	0.2	0.2	0.1	0.1	0.1	--
General merchandise	0.8	0.8	0.7	0.6	0.5	0.4	0.5
Grocery stores	0.7	0.7	0.7	0.7	0.7	0.8	0.4
Health and fitness	6.0	5.6	5.1	4.3	3.7	4.0	3.8
Home furnishings	1.3	2.4	2.6	3.1	3.7	4.1	4.9
Home improvement	1.9	1.9	2.1	3.4	1.1	1.0	1.1
Motor vehicle dealerships	2.7	3.1	3.1	3.4	2.6	0.6	--
Office supplies	1.0	1.0	1.1	1.3	1.5	1.6	1.9
Pet supplies and services	0.9	0.8	0.9	1.1	1.3	1.4	1.7
Private education	0.8	0.8	0.8	0.8	0.8	1.1	1.2
Restaurants	21.2	21.8	21.2	11.9	9.4	9.7	11.8
Shoe stores	--	--	--	--	0.3	0.3	0.9
Sporting goods	2.5	2.3	2.6	2.9	3.4	3.4	3.8
Theaters	9.2	9.0	9.0	9.6	5.2	3.5	4.1
Travel plazas	0.2	0.2	0.2	0.3	0.3	0.4	0.3
Video rental	1.0	1.1	1.7	2.1	2.5	2.8	3.3
Other	1.8	1.9	2.3	2.7	3.0	3.4	3.8
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*  Less than 0.1%
(1)	Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations.

Service Category Diversification
The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at September 30, 2009, classified according to the retail business types and the level of services they provide (dollars in thousands):
Industry	Number of Properties	Rental Revenue for the Quarter Ended September 30, 2009(1)	Percentage of Rental Revenue
Tenants Providing Services
Automotive collision services	13	$873	1.1%
Automotive service	236	3,879	4.7
Child care	254	6,179	7.6
Entertainment	8	1,037	1.3
Equipment rental services	2	150	0.2
Financial services	13	187	0.2
Health and fitness	28	4,871	6.0
Private education	11	698	0.8
Theaters	34	7,498	9.2
Other	12	1,450	1.8
	611	26,822	32.9
Tenants Selling Goods and Services
Automotive parts (with installation)	27	468	0.6
Automotive tire services	154	5,560	6.8
Business services	1	5	*
Convenience stores	574	13,894	17.0
Distribution and office	3	848	1.0
Home improvement	3	111	0.1
Motor vehicle dealerships	17	2,195	2.7
Pet supplies and services	12	701	0.9
Restaurants	638	17,291	21.2
Travel plazas	1	187	0.2
Video rental	28	833	1.0
	1,458	42,093	51.5
Tenants Selling Goods
Apparel stores	6	902	1.1
Automotive parts	46	734	0.9
Book stores	2	142	0.2
Consumer electronics	11	557	0.7
Crafts and novelties	5	219	0.3
Drug stores	51	3,481	4.3
General merchandise	33	640	0.8
Grocery stores	9	612	0.7
Home furnishings	44	1,096	1.3
Home improvement	29	1,449	1.8
Office supplies	10	788	1.0
Pet supplies	2	39	*
Sporting goods	17	2,087	2.5
	265	12,746	15.6
Totals	2,334	$81,661	100.0%
*  Less than 0.1%
(1)	Includes rental revenue for all properties owned by Realty Income at September 30, 2009, including revenue from properties reclassified as discontinued operations of $127.

Lease Expirations
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) regarding the timing of the lease term expirations (excluding extension options) on our 2,249 net leased, single-tenant retail properties as of September 30, 2009 (dollars in thousands):

	Total Portfolio			Initial Expirations(3)			Subsequent Expirations(4)
Year	Total Number of Leases Expiring(1)	Rental Revenue for the Quarter Ended September 30, 2009(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended September 30, 2009	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended September 30, 2009	% of Total Rental Revenue
2009	92	$2,017	2.6%	20	$468	0.6%	72	$1,549	2.0%
2010	97	2,053	2.6	47	1,123	1.4	50	930	1.2
2011	107	3,226	4.1	59	2,119	2.7	48	1,107	1.4
2012	126	2,838	3.6	78	1,936	2.5	48	902	1.1
2013	141	5,100	6.5	98	4,043	5.2	43	1,057	1.3
2014	87	2,951	3.7	50	2,226	2.8	37	725	0.9
2015	114	2,940	3.7	85	2,316	2.9	29	624	0.8
2016	114	2,052	2.6	112	2,007	2.5	2	45	0.1
2017	49	1,833	2.3	40	1,648	2.1	9	185	0.2
2018	42	1,824	2.3	34	1,624	2.1	8	200	0.2
2019	98	4,853	6.1	92	4,483	5.6	6	370	0.5
2020	79	3,180	4.0	74	3,091	3.9	5	89	0.1
2021	177	7,530	9.5	176	7,475	9.4	1	55	0.1
2022	100	2,938	3.7	99	2,889	3.6	1	49	0.1
2023	248	8,079	10.2	246	8,007	10.1	2	72	0.1
2024	60	1,572	2.0	60	1,572	2.0	--	--	--
2025	69	5,366	6.8	65	5,298	6.7	4	68	0.1
2026	108	6,204	7.8	106	6,146	7.7	2	58	0.1
2027	152	4,616	5.8	151	4,599	5.8	1	17	*
2028	82	4,132	5.2	80	4,082	5.1	2	50	0.1
2029	46	1,140	1.4	45	1,125	1.4	1	15	*
2030	20	921	1.2	20	921	1.2	--	--	--
2031	27	648	0.8	27	648	0.8	--	--	--
2032	2	57	0.1	2	57	0.1	--	--	--
2033	7	460	0.6	7	460	0.6	--	--	--
2034	2	230	0.3	2	230	0.3	--	--	--
2037	2	354	0.5	2	354	0.5	--	--	--
2043	1	13	*	--	--	--	1	13	*
Totals	2,249	$79,127	100.0%	1,877	$70,947	89.6%	372	$8,180	10.4%

*  Less than 0.1%
(1)	Excludes ten multi-tenant properties and 75 vacant unleased properties. The lease expirations for properties under construction are based on the estimated date of completion of those properties.
(2)
Includes rental revenue of $127 from properties reclassified as discontinued operations and excludes revenue of $2,534 from ten multi-tenant properties and from 75 vacant and unleased properties at September 30, 2009.

(3)	Represents leases to the initial tenant of the property that are expiring for the first time.
(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification
The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of September 30, 2009 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended September 30, 2009(1)	Percentage of Revenue
Alabama	63	97%	425,300	$1,830	2.2%
Alaska	2	100	128,500	277	0.3
Arizona	79	99	392,700	2,508	3.1
Arkansas	18	89	98,500	377	0.5
California	65	98	1,170,000	4,399	5.4
Colorado	52	98	478,900	1,856	2.3
Connecticut	24	96	276,600	1,183	1.4
Delaware	17	100	33,300	429	0.5
Florida	167	93	1,437,300	6,480	7.9
Georgia	131	98	914,300	3,920	4.8
Idaho	12	100	80,700	331	0.4
Illinois	74	97	877,800	4,207	5.1
Indiana	81	96	686,400	3,251	4.0
Iowa	22	95	296,100	1,011	1.2
Kansas	33	91	573,500	1,171	1.4
Kentucky	22	100	110,600	675	0.8
Louisiana	33	97	190,400	892	1.1
Maine	3	100	22,500	160	0.2
Maryland	28	100	266,600	1,601	2.0
Massachusetts	64	100	575,400	2,579	3.2
Michigan	52	100	257,300	1,276	1.6
Minnesota	21	95	392,100	1,548	1.9
Mississippi	71	96	347,600	1,466	1.8
Missouri	62	95	640,100	2,096	2.6
Montana	2	100	30,000	76	0.1
Nebraska	19	95	196,300	479	0.6
Nevada	15	93	191,000	775	0.9
New Hampshire	14	100	109,900	563	0.7
New Jersey	33	100	261,300	1,931	2.4
New Mexico	8	100	56,400	179	0.2
New York	40	93	502,300	2,339	2.9
North Carolina	96	97	548,300	2,837	3.5
North Dakota	6	100	36,600	57	0.1
Ohio	137	95	852,700	3,350	4.1
Oklahoma	24	100	137,400	585	0.7
Oregon	18	100	297,300	854	1.0
Pennsylvania	98	99	678,400	3,491	4.3
Rhode Island	3	100	11,000	57	0.1
South Carolina	100	100	374,400	2,239	2.7
South Dakota	9	100	24,900	102	0.1
Tennessee	134	97	629,300	2,955	3.6
Texas	212	95	2,280,000	7,843	9.6
Utah	4	100	25,200	91	0.1
Vermont	4	100	12,700	124	0.2
Virginia	104	100	637,100	3,553	4.4
Washington	35	94	230,300	735	0.9
West Virginia	2	100	23,000	121	0.1
Wisconsin	20	90	248,100	784	1.0
Wyoming	1	100	4,200	18	*
Totals/Average	2,334	97%	19,070,600	$81,661	100.0%
* Less than 0.1%
(1)	Includes rental revenue for all properties owned by Realty Income at September 30, 2009, including revenue from properties reclassified as discontinued operations of $127.

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

Approximately 96.4% or 2,249 of our 2,334 retail properties in the portfolio are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

For information on the impact of recent accounting pronouncements on our business, see note 2 of the Notes to Consolidated Financial Statements.

OTHER INFORMATION

Our common stock is listed on the NYSE under the ticker symbol "O" with a cusip number of 756109-104.  Our central index key number is 726728.

Our Class D cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol "OprD" with a cusip number of 756109-609.

Our Class E cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol "OprE" with a cusip number of 756109-708.

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

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes, primarily at fixed rates. We were not a party to any derivative financial instruments at September 30, 2009. We do not enter into any derivative transactions for speculative or trading purposes.

Our interest rate risk is monitored using a variety of techniques. The following table presents by year of expected maturity, the principal amounts, average interest rates, and fair values as of September 30, 2009.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data
Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2009	$--	--%	$--	--%
2010	--	--	--	--
2011(1)	--	--	--	--
2012	--	--	--	--
2013(2)	100.0	5.375	--	--
Thereafter(3)	1,250.0	6.162	--	--
Totals	$1,350.0	6.103%	$--	--%
Fair Value(4)	$1,271.6		$--

(1)	The credit facility expires in May 2011. There was no outstanding credit facility balance as of October 22, 2009.
(2)	$100 million matures in March 2013.
(3)	$150 million matures in November 2015, $275 million matures in September 2016, $175 million matures in September 2017, $550 million matures in August 2019 and $100 million matures in March 2035.
(4)	We base the fair value of the fixed rate debt at September 30, 2009 on the closing market price or indicative price per each note.

The table incorporates only those exposures that exist as of September 30, 2009. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. Our credit facility balance is variable. At September 30, 2009, our credit facility balance was zero; however, we intend to borrow funds on our credit facility in the future. Based on a hypothetical credit facility borrowing of $50 million, a 1% change in interest rates would change our interest costs by $500,000 per year.

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

As of and for the quarter ended September 30, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

REALTY INCOME CORPORATION

Date: October 28, 2009	/s/ GREGORY J. FAHEY
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)