Form 10-K
period 2009-12-31
REALTY INCOME CORP
filed 2010-02-11
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

At June 30, 2009, the aggregate market value of the Registrant’s shares of common stock, $1.00 par value, held by non-affiliates of the Registrant was $2.3 billion based upon the last reported sale price of $21.92 per share on the New York Stock Exchange on June 30, 2009, the last business day of the Registrant's most recently completed second fiscal quarter.

At February 8, 2010, the number of shares of common stock outstanding was 104,400,757, the number of shares of Class D preferred stock outstanding was 5,100,000 and the number of shares of Class E preferred stock outstanding was 8,800,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12, 13 and 14 incorporate by reference certain specific portions of the definitive Proxy Statement for Realty Income Corporation’s Annual Meeting to be held on May 12, 2010, to be filed pursuant to Regulation 14A. Only those portions of the proxy statement which are specifically incorporated by reference herein shall constitute a part of this annual report.

REALTY INCOME CORPORATION

PART I

Item 1:                      Business
THE COMPANY

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT. Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO, per share.  Our monthly distributions are supported by the cash flow from our portfolio of retail properties leased to regional and national retail chains. We have in-house acquisition, leasing, legal, credit research, real estate research, portfolio management and capital markets expertise. Over the past 40 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term lease agreements (primarily 15 to 20 years).

In addition, we seek to increase distributions to common stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. Our portfolio management focus includes:

●	Contractual rent increases on existing leases;
●	Rent increases at the termination of existing leases, when market conditions permit; and
●	The active management of our property portfolio, including re-leasing vacant properties and selectively selling properties, thereby mitigating our exposure to certain tenants and markets.

In acquiring additional properties, we adhere to a focused strategy of primarily acquiring properties that are:

●	Freestanding, single-tenant, retail locations;
●	Leased to regional and national retail chains; and
●	Leased under long-term, net-lease agreements.

At December 31, 2009, we owned a diversified portfolio:

●	Of 2,339 retail properties;
●	With an occupancy rate of 96.8%, or 2,264 properties occupied and only 75 properties available for lease;
●	Leased to 118 different retail chains doing business in 30 separate retail industries;
●	Located in 49 states;
●	With over 19.1 million square feet of leasable space; and
●	With an average leasable retail space per property of approximately 8,200 square feet.

Of the 2,339 properties in the portfolio, 2,328, or 99.5%, are single-tenant, retail properties and the remaining 11 are multi-tenant, distribution and office properties. At December 31, 2009, of the 2,328 single-tenant properties, 2,254 were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.2 years.

In addition, at December 31, 2009, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. ("Crest"), had an inventory of three properties valued at $3.8 million, which are classified as held for sale. Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"). In addition to the three properties, Crest also holds notes receivable on properties previously sold of $22.2 million at
December 31, 2009.

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
●
Provide for future rent increases based on increases in the consumer price index (typically subject to ceilings), fixed increases, or additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

We commenced operations as a REIT on August 15, 1994 through the merger of 25 public and private real estate limited partnerships. Each of the partnerships was formed between 1970 and 1989 for the purpose of acquiring and managing long-term, net-leased properties.

The seven senior officers of Realty Income owned 1.1% of our outstanding common stock with a market value of $28.9 million at February 8, 2010. The directors and seven senior officers of Realty Income, as a group, owned 1.3% of our outstanding common stock with a market value of $35.6 million at February 8, 2010.

Our common stock is listed on The New York Stock Exchange ("NYSE") under the ticker symbol "O" with a cusip number of 756109-104. Our central index key number is 726728.

Our Class D cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol "OprD" with a cusip number of 756109-609.

Our Class E cumulative redeemable preferred stock is listed on the NYSE under the ticker symbol "OprE" with a cusip number of 756109-708.

In February 2010, we had 72 employees as compared to 69 employees in February 2009.

We maintain an Internet website at www.realtyincome.com. On our website we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, Form 3s, Form 4s, Form 5s, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file these reports with the Securities and Exchange Commission, or SEC.  None of the information on our website is deemed to be part of this report.

RECENT DEVELOPMENTS

Increases in Monthly Distributions to Common Stockholders
We have continued our 40-year policy of paying distributions monthly. Monthly distributions per share increased in January 2010 by $0.0003125 to $0.143. The increase in January 2010 was our 49th consecutive quarterly increase and the 56th increase in the amount of our dividend since our listing on the NYSE in 1994. In 2009, we paid three monthly cash distributions per share in the amount of $0.14175, three in the amount of $0.1420625, three in the amount of $0.142375 and three in the amount of $0.1426875, totaling $1.706625. In December 2009 and January 2010, we declared distributions of $0.143 per share, which were paid in January 2010 and will be paid in February 2010, respectively.

The monthly distribution of $0.143 per share represents a current annualized distribution of $1.716 per share, and an annualized distribution yield of approximately 6.7% based on the last reported sale price of our common stock on the NYSE of $25.74 on February 8, 2010. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

Acquisitions During 2009
During 2009, we invested $57.9 million in 16 new properties with an initial weighted average contractual lease rate of 9.7%. These 16 properties are located in five states, contain over 278,000 leasable square feet, and are 100% leased with an average lease term of 17.9 years. The 16 new properties we acquired are net-leased to four different retail chains. There were no acquisitions by Crest in 2009.

We made fewer portfolio acquisitions in 2008 and 2009 than in previous years because we felt that preserving our capital resources and maintaining a high level of liquidity until property prices adjusted and the general economy improved was the prudent course of action. In late 2009, we felt that market conditions had become more attractive for acquisitions, and we currently believe that there are many retail chains, with solid operating concepts, that are in need of capital. We believe that our solid financial position, strong balance sheet and access to capital give us the ability to expand our acquisition activities in 2010 and invest in new retail properties that have the potential to contribute to our earnings.

The initial weighted average contractual lease rate is computed as estimated contractual net operating income (in a net-leased property that is equal to the aggregate base cash flow or, in the case of properties under development, the estimated aggregate base cash flow under the lease) for the first year of each lease, divided by the estimated total cost of the properties. Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentages listed above.

Investments in Existing Properties
In 2009, we capitalized costs of $3.1 million on existing properties in our portfolio, consisting of $1.2 million for re-leasing costs and $1.9 million for building improvements.

Net Income Available to Common Stockholders
Net income available to common stockholders was $106.9 million in 2009 versus $107.6 million in 2008, a decrease of $714,000. On a diluted per common share basis, net income was $1.03 per share in 2009 as compared to $1.06 per share in 2008.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain from the sale of properties during 2009 was $8.1 million, as compared to $13.6 million during 2008.

Funds from Operations (FFO)
In 2009, our FFO increased by $4.9 million, or 2.6%, to $190.4 million versus $185.5 million in 2008.  On a diluted per common share basis, FFO was $1.84 in 2009 compared to $1.83 in 2008, an increase of $0.01, or 0.5%.

See our discussion of FFO in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this annual report, which includes a reconciliation of net income available to common stockholders to FFO.

Crest’s Property Sales
During 2009, Crest sold two properties from its inventory for an aggregate of $2.0 million, which resulted in no gain.

Crest’s Property Inventory
Crest’s had an inventory of three properties valued at $3.8 million at December 31, 2009, which is included in "real estate held for sale, net" on our consolidated balance sheet at December 31, 2009.

Note Redemption
Upon their maturity in January 2009, we redeemed, using cash on hand, the $20 million outstanding principal amount of our 8% Notes due 2009, or 2009 Notes. The 2009 Notes were redeemed at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. We have no debt maturities until March 2013.

Retirement of Board Members
William E. Clark, our previous non-executive chairman, retired from the Board of Directors in February 2009. Mr. Clark had served as our Chairman of the Board since the inception of Realty Income. Our Corporate Governance and Nominating Committee recommended, and the Board of Directors elected, Donald R. Cameron as our new non-executive chairman.

Roger P. Kuppinger and Willard H Smith Jr retired from the Board of Directors in May 2009, at which time Ronald L. Merriman succeeded Mr. Kuppinger as chairman of the Audit Committee.

DISTRIBUTION POLICY

Distributions are paid monthly to our common, Class D preferred and Class E preferred stockholders if, and when, declared by our Board of Directors.

In order to maintain our status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains). In 2009, our cash distributions totaled $202.3 million, or approximately 130.5% of our estimated REIT taxable income of $155.0 million. Our estimated REIT taxable income reflects non-cash deductions for depreciation and amortization. Our estimated REIT taxable income is presented to show our compliance with REIT distribution requirements and is not a measure of our liquidity or performance.

We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our 2009 cash distributions to common stockholders totaled $178.0 million, representing 93.5% of our funds from operations available to common stockholders of $190.4 million.

The Class D preferred stockholders receive cumulative distributions at a rate of 7.375% per annum on the $25 per share liquidation preference (equivalent to $1.84375 per annum per share). The Class E preferred stockholders receive cumulative distributions at a rate of 6.75% per annum on the $25 per share liquidation preference (equivalent to $1.6875 per annum per share). Dividends on our Class D and Class E preferred stock are current.

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

Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend, or that such amounts constitute "qualified dividend income" subject to a reduced tax rate. The maximum tax rate of non-corporate taxpayers for "qualified dividend income" has generally been reduced to 15% (until it “sunsets” or reverts to the provisions of prior law, which under current law will occur with respect to taxable years beginning after December 31, 2010). In general, dividends payable by REITs are not eligible for the reduced tax rate on corporate dividends, except to the extent the REIT’s dividends are attributable to dividends received from taxable corporations (such as our taxable REIT subsidiary, Crest), to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year) or, as discussed above, dividends properly designated by us as "capital gain dividends." Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction in the stockholders' basis in their stock. Distributions above that basis, generally, will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 24.1% of the distributions to our common stockholders, made or deemed to have been made in 2009, were classified as a return of capital for federal income tax purposes. We are unable to predict the portion of future distributions that may be classified as a return of capital.

BUSINESS PHILOSOPHY AND STRATEGY

Capital Philosophy
Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that common stock should be the majority of our capital structure. However, we may issue additional preferred stock or debt securities from time to time. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at times and at terms that are acceptable to us.

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2009, our total outstanding credit facility borrowings and outstanding notes were $1.355 billion, or approximately 30.8% of our total market capitalization of $4.40 billion.

We define our total market capitalization at December 31, 2009 as the sum of:

●	Shares of our common stock outstanding of 104,286,705 multiplied by the last reported sales price of our common stock on the NYSE of $25.91 per share on December 31, 2009, or $2.70 billion;
●	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
●	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million;
●	Outstanding notes of $1.35 billion; and
●	Outstanding borrowings of $4.6 million on our credit facility.

Investment Philosophy
We believe that owning an actively managed, diversified portfolio of retail properties under long-term, net leases produces consistent and predictable income. Net leases typically require the tenant to be responsible for monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases based on increases in the consumer price index (typically subject to ceilings), fixed increases or additional rent calculated as a percentage of the tenants' gross sales above a specified level. We believe that a portfolio of properties under long-term leases, coupled with the tenant's responsibility for property expenses, generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

Investment Strategy
When identifying new properties for acquisition, our focus is generally on providing capital to retail chain owners and operators by acquiring, then leasing back, retail store locations. We categorize retail tenants as: 1) venture market, 2) middle market, and 3) upper market. Venture companies typically offer a new retail concept in one geographic region of the country and operate between five and 50 retail locations. Middle market retail chains typically have 50 to 500 retail locations, operations in more than one geographic region, have been successful through one or more economic cycles, and have a proven, replicable concept. The upper market retail chains typically consist of companies with 500 or more locations, operating nationally, in a proven, mature retail concept. Upper market retail chains generally have strong operating histories and access to several sources of capital.

We primarily focus on acquiring properties leased to middle market retail chains that we believe are attractive for investment because:

●	They generally have overcome many of the operational and managerial obstacles that can adversely affect venture retailers;
●	They typically require capital to fund expansion but have more limited financing options than upper market retail chains;
●	They generally have provided us with attractive risk-adjusted returns over time since their financial strength has, in many cases, tended to improve as their businesses have matured;
●	Their relatively large size allows them to spread corporate expenses across a greater number of stores; and
●	Middle market retailers typically have the critical mass to survive if a number of locations are closed due to underperformance.

Historically, our investment focus has primarily been on retail industries that have a service component because we believe the lease revenue from these types of businesses is more stable. Because of this investment focus, for the quarter ended December 31, 2009, approximately 84.3% of our rental revenue was derived from retailers with a service component in their business. Furthermore, we believe these service-oriented businesses would be difficult to duplicate over the Internet and that our properties continue to perform well relative to competition from Internet businesses.

Credit Strategy
We generally provide sale-leaseback financing to less than investment grade retail chains. We typically acquire and lease back properties to regional and national retail chains and believe that within this market we can achieve an attractive risk-adjusted return on the financing we provide to retailers. Since 1970, our overall weighted average occupancy rate at the end of each year has been 98.3%, and our occupancy rate at the end of each year has never been below 96%.

We believe the principal financial obligations of most retailers typically include their bank and other debt, payment obligations to suppliers and real estate lease obligations. Because we typically own the land and building in which a tenant conducts its retail business, we believe the risk of default on a retailers’ lease obligations is less than the retailers' unsecured general obligations. It has been our experience that since retailers must retain their profitable retail locations in order to survive, in the event of reorganization they are less likely to reject a lease for a profitable location because this would terminate their right to use the property. Thus, as the property owner, we believe we will fare better than unsecured creditors of the same retailer in the event of reorganization. If a property is rejected by the tenant during reorganization, we own the property and can either lease it to a new tenant or sell the property. In addition, we believe that the risk of default on the real estate leases can be further mitigated by monitoring the performance of the retailers' individual unit locations and considering whether to sell locations that are weaker performers.

In order to qualify for inclusion in our portfolio, new property acquisitions must meet stringent investment and credit requirements. The properties must generate attractive current yields and the tenant must meet our credit profile.  We have established a three-part analysis that examines each potential investment based on:

●	Industry, company, market conditions and credit profile;
●	Store profitability, if profitability data is available; and
●	Overall real estate characteristics, including property value and comparative rental rates.

The typical profile of companies whose properties have been approved for acquisition are those with 50 or more retail locations. Generally the properties:

●	Are located in highly visible areas;
●	Have easy access to major thoroughfares; and
●	Have attractive demographics.

Acquisition Strategy
We seek to invest in industries in which several, well-organized, regional and national retail chains are capturing market share through service, quality control, economies of scale, advertising and the selection of prime retail locations. We execute our acquisition strategy by acting as a source of capital to regional and national retail chain store owners and operators, doing business in a variety of industries, by acquiring and leasing back retail store locations. We undertake thorough research and analysis to identify what we consider to be appropriate industries, tenants and property locations for investment. Our research expertise is fundamental to uncovering net-lease opportunities in markets where our real estate financing program adds value. In selecting real estate for potential investment, we generally seek to acquire properties that have the following characteristics:

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

Impact of Real Estate and Credit Markets
In the commercial retail real estate market throughout 2008 and 2009, property prices generally continued to decline and lease rates rose. Likewise, the U.S. credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have impacted our access to and the cost of our capital. We continue to monitor the commercial retail real estate and U.S. credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly. See Item 1A entitled "Risk Factors" in this annual report.

Portfolio Management Strategy
The active management of the property portfolio is an essential component of our long-term strategy. We continually monitor our portfolio for any changes that could affect the performance of the industries, tenants and locations in which we have invested. We also regularly analyze our portfolio with a view toward optimizing its returns and enhancing its credit quality. Our executives review industry research, tenant research, property due diligence and significant portfolio management activities. This monitoring typically includes regular review and analysis of:

●	The performance of various retail industries; and
●	The operation, management, business planning and financial condition of the tenants.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will:

●	generate higher returns;
●	enhance the credit quality of our real estate portfolio;
●	extend our average remaining lease term; or
●	decrease tenant or industry concentration.

At December 31, 2009, we classified real estate with a carrying amount of $8.3 million as held for sale on our balance sheet, which includes three properties owned by Crest, valued at $3.8 million. Additionally, we anticipate selling investment properties in our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months or be able to invest the proceeds from the sales of any properties in new properties.

Universal Shelf Registration
In March 2009, we filed a shelf registration statement with the SEC, which is effective for a term of three years, to replace our prior shelf registration statement which was set to expire in April 2009. Our new shelf registration  statement expires in March 2012. In accordance with the SEC rules, the amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include common stock, preferred stock, debt securities, or any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

$355 Million Acquisition Credit Facility
In May 2008, we entered into a $355 million revolving, unsecured credit facility which replaced our previous $300 million acquisition credit facility. The term of our credit facility is for three years, until May 2011, plus two, one-year extension options. Under our credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 100 basis points with a facility fee of 27.5 basis points, for all-in drawn pricing of 127.5 basis points over LIBOR. We also have other interest rate options available to us. At December 31, 2009, we had a borrowing capacity of $350.4 million available on our credit facility and an outstanding balance of $4.6 million at an effective interest rate of 1.23%.

We expect to use our credit facility to acquire additional retail properties and for other corporate purposes. Any additional borrowings will increase our exposure to interest rate risk. We have the right to request an increase in the borrowing capacity of the credit facility, up to $100 million, to a total borrowing capacity of $455 million.  Any increase in the borrowing capacity is subject to approval by the banks participating in our credit facility.

We generally use our credit facility for the short-term financing of new property acquisitions. Thereafter, when capital is available on acceptable terms, we generally seek to refinance those borrowings with the net proceeds of long-term or permanent financing, which may include the issuance of common stock, preferred stock or debt securities. We cannot assure you, however, that we will be able to obtain any such refinancing, or that market conditions prevailing at the time of refinancing will enable us to issue equity or debt securities upon acceptable terms.

Credit Agency Ratings
We are currently assigned investment grade corporate credit ratings on our senior unsecured notes. Fitch Ratings has assigned a rating of BBB+, Moody’s Investors Service has assigned a rating of Baa1 and Standard & Poor’s Ratings Group has assigned a rating of BBB to our senior notes. All of these ratings have "stable" outlooks.

We have also been assigned credit ratings on our preferred stock. Fitch Ratings has assigned a rating of BBB-, Moody’s has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BB+ to our preferred stock. All of these ratings have "stable" outlooks.

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

No Off-Balance Sheet Arrangements or Unconsolidated Investments
We have no unconsolidated or off-balance sheet investments in "variable interest entities" or off-balance sheet financing, nor do we engage in trading activities involving energy or commodity contracts or other derivative instruments. Additionally, we have no joint ventures or mandatorily redeemable preferred stock. As such, our financial position and results of operations are not affected by accounting regulations regarding the consolidation of off-balance sheet entities and classification of financial instruments with characteristics of both liabilities and equity.

Competitive Strategy
We believe that to successfully pursue our investment philosophy and strategy, we must seek to maintain the following competitive advantages:

●
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

●
Investment in New Retail Industries: We will seek to further diversify our portfolio among a variety of retail industries. We believe diversification will allow us to invest in retail industries that currently are growing and have characteristics we find attractive. These characteristics include, but are not limited to, retail industries that are dominated by local store operators where regional and national chain store operators can increase market share and dominance by consolidating local operators and streamlining their operations, as well as capitalizing on major demographic shifts in a population base.

●
Diversification: Diversification of the portfolio by retail industry type, tenant, and geographic location is key to our objective of providing predictable investment results for our stockholders, therefore further diversification of our portfolio is a continuing objective. At December 31, 2009, our retail property portfolio consisted of 2,339 properties located in 49 states, leased to 118 retail chains doing business in 30 industry segments. Each of the 30 industry segments, represented in our property portfolio, individually accounted for no more than 21.3% of our rental revenue for the quarter ended December 31, 2009.

●
Management Specialization: We believe that our management's specialization in single-tenant retail properties, operated under net-lease agreements, is important to meeting our objectives. We plan to maintain this specialization and will seek to employ and train high-quality professionals in this specialized area of real estate ownership, finance and management.

●
Technology: We intend to stay at the forefront of technology in our efforts to efficiently and economically carry out our operations. We maintain sophisticated information systems that allow us to analyze our portfolio's performance and actively manage our investments. We believe that technology and information-based systems play an important role in our competitiveness as an investment manager and source of capital to a variety of industries and tenants.

PROPERTY PORTFOLIO INFORMATION

At December 31, 2009, we owned a diversified portfolio:

●	Of 2,339 retail properties;
●	With an occupancy rate of 96.8%, or 2,264 properties occupied and only 75 properties available for lease;
●	Leased to 118 different retail chains doing business in 30 separate retail industries;
●	Located in 49 states;
●	With over 19.1 million square feet of leasable space; and
●	With an average leasable retail space per property of approximately 8,200 square feet.

In addition to our real estate portfolio, our subsidiary, Crest, had an inventory of three properties located in three states at December 31, 2009. These properties are valued at $3.8 million and are classified as held for sale.

At December 31, 2009, of our 2,339 retail properties, 2,254 were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically responsible for future rent increases based on increases in the consumer price index (typically subject to ceilings), fixed increases or additional rent calculated as a percentage of the tenants' gross sales above a specified level.

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

Our net-lease agreements generally:

●	Are for initial terms of 15 to 20 years;
●	Require the tenant to pay minimum monthly rents and property operating expenses (taxes, insurance and maintenance); and
●
Provide for future rent increases based on increases in the consumer price index (typically subject to ceilings), fixed increases, or additional rent calculated as a percentage of the tenants' gross sales above a specified level. Where leases provide for rent increases based on increases in the consumer price index, generally these increases become part of the new permanent base rent. Where leases provide for percentage rent, this additional rent is typically payable only if the tenants' gross sales, for a given period (usually one year), exceed a specified level and is then typically calculated as a percentage of only the amount of gross sales in excess of that level.

Industry Diversification
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:
	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
Industries	Ended December 31, 2009	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
Apparel stores	1.1%	1.1%	1.1%	1.2%	1.7%	1.6%	1.8%
Automotive collision services	1.1	1.1	1.0	1.1	1.3	1.3	1.0
Automotive parts	1.6	1.5	1.6	2.1	2.8	3.4	3.8
Automotive service	4.8	4.8	4.8	5.2	6.9	7.6	7.7
Automotive tire services	6.7	6.9	6.7	7.3	6.1	7.2	7.8
Book stores	0.2	0.2	0.2	0.2	0.2	0.3	0.3
Business services	*	*	*	0.1	0.1	0.1	0.1
Child care	6.9	7.3	7.6	8.4	10.3	12.7	14.4
Consumer electronics	0.6	0.7	0.8	0.9	1.1	1.3	2.1
Convenience stores	17.0	16.9	15.8	14.0	16.1	18.7	19.2
Crafts and novelties	0.3	0.3	0.3	0.3	0.4	0.4	0.5
Distribution and office	1.1	1.0	1.0	0.6	--	--	--
Drug stores	4.3	4.3	4.1	2.7	2.9	2.8	0.1
Entertainment	1.3	1.3	1.2	1.4	1.6	2.1	2.3
Equipment rental services	0.2	0.2	0.2	0.2	0.2	0.4	0.3
Financial services	0.2	0.2	0.2	0.2	0.1	0.1	0.1
General merchandise	0.8	0.8	0.8	0.7	0.6	0.5	0.4
Grocery stores	0.7	0.7	0.7	0.7	0.7	0.7	0.8
Health and fitness	6.1	5.9	5.6	5.1	4.3	3.7	4.0
Home furnishings	1.3	1.3	2.4	2.6	3.1	3.7	4.1
Home improvement	1.9	1.9	1.9	2.1	3.4	1.1	1.0
Motor vehicle dealerships	2.8	2.7	3.1	3.1	3.4	2.6	0.6
Office supplies	1.0	1.0	1.0	1.1	1.3	1.5	1.6
Pet supplies and services	0.9	0.9	0.8	0.9	1.1	1.3	1.4
Private education	0.9	0.9	0.8	0.8	0.8	0.8	1.1
Restaurants	21.3	21.3	21.8	21.2	11.9	9.4	9.7
Shoe stores	--	--	--	--	--	0.3	0.3
Sporting goods	2.5	2.6	2.3	2.6	2.9	3.4	3.4
Theaters	9.3	9.2	9.0	9.0	9.6	5.2	3.5
Travel plazas	0.2	0.2	0.2	0.2	0.3	0.3	0.4
Video rental	1.1	1.0	1.1	1.7	2.1	2.5	2.8
Other	1.8	1.8	1.9	2.3	2.7	3.0	3.4
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

* Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations.

Service Category Diversification
The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at December 31, 2009, classified according to the retail business types and the level of services they provide (dollars in thousands):
Industry	Number of Properties	Rental Revenue for the Quarter Ended December 31, 2009(1)	Percentage of Rental Revenue
Tenants Providing Services
Automotive collision services	13	$884	1.1%
Automotive service	236	3,902	4.8
Child care	252	5,665	6.9
Entertainment	8	1,083	1.3
Equipment rental services	2	150	0.2
Financial services	13	188	0.2
Health and fitness	31	4,999	6.1
Private education	11	719	0.9
Theaters	34	7,585	9.3
Other	12	1,465	1.8
	612	26,640	32.6
Tenants Selling Goods and Services
Automotive parts (with installation)	23	468	0.5
Automotive tire services	154	5,447	6.7
Business services	1	5	*
Convenience stores	584	13,898	17.0
Distribution and office	3	864	1.1
Home improvement	3	111	0.1
Motor vehicle dealerships	17	2,252	2.8
Pet supplies and services	12	702	0.9
Restaurants	637	17,461	21.3
Travel plazas	1	187	0.2
Video rental	27	866	1.1
	1,462	42,261	51.7
Tenants Selling Goods
Apparel stores	6	902	1.1
Automotive parts	49	884	1.1
Book stores	2	146	0.2
Consumer electronics	9	524	0.6
Crafts and novelties	5	227	0.3
Drug stores	51	3,482	4.3
General merchandise	33	684	0.8
Grocery stores	9	578	0.7
Home furnishings	43	1,101	1.3
Home improvement	29	1,451	1.8
Office supplies	10	788	1.0
Pet supplies	2	40	*
Sporting goods	17	2,087	2.5
	265	12,894	15.7
Totals	2,339	$81,795	100.0%

* Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at December 31, 2009, including revenue from properties reclassified as discontinued operations of $169.

Lease Expirations
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) regarding the timing of the lease term expirations (excluding extension options) on our 2,254 net leased, single-tenant retail properties as of December 31, 2009 (dollars in thousands):

	Total Portfolio			Initial Expirations(3)			Subsequent Expirations(4)
Year	Total Number of Leases Expiring(1)	Rental Revenue for the Quarter Ended December 31, 2009(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended December 31, 2009	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended December 31, 2009	% of Total Rental Revenue
2010	141	$2,776	3.5%	45	$997	1.3%	96	$1,779	2.2%
2011	115	3,384	4.3	53	1,909	2.4	62	1,475	1.9
2012	135	3,189	4.0	72	1,861	2.3	63	1,328	1.7
2013	140	5,040	6.3	98	3,447	4.3	42	1,593	2.0
2014	107	3,305	4.2	71	2,457	3.1	36	848	1.1
2015	115	2,986	3.8	81	2,218	2.8	34	768	1.0
2016	115	2,085	2.6	112	2,006	2.5	3	79	0.1
2017	49	1,835	2.3	42	1,662	2.1	7	173	0.2
2018	42	1,869	2.4	33	1,553	2.0	9	316	0.4
2019	99	5,148	6.5	92	4,665	5.9	7	483	0.6
2020	80	3,224	4.1	74	3,059	3.9	6	165	0.2
2021	177	7,553	9.5	170	7,163	9.0	7	390	0.5
2022	100	2,938	3.7	98	2,858	3.6	2	80	0.1
2023	249	8,169	10.3	248	8,124	10.2	1	45	0.1
2024	62	1,697	2.1	61	1,675	2.1	1	22	*
2025	69	5,389	6.8	65	5,317	6.7	4	72	0.1
2026	108	6,169	7.8	105	5,932	7.5	3	237	0.3
2027	159	4,642	5.8	158	4,625	5.8	1	17	*
2028	82	4,143	5.2	81	4,119	5.2	1	24	*
2029	49	1,151	1.4	49	1,151	1.4	--	--	--
2030	20	929	1.2	20	929	1.2	--	--	--
2031	27	650	0.8	27	650	0.8	--	--	--
2032	2	57	0.1	2	57	0.1	--	--	--
2033	7	460	0.6	7	460	0.6	--	--	--
2034	2	276	0.3	2	276	0.3	--	--	--
2037	2	354	0.4	2	354	0.4	--	--	--
2043	1	13	*	--	--	--	1	13	*
Totals	2,254	$79,431	100.0%	1,868	$69,524	87.5%	386	$9,907	12.5%

*Less than 0.1%

(1)	Excludes ten multi-tenant properties and 75 vacant unleased properties. The lease expirations for properties under construction are based on the estimated date of completion of those properties.
(2)
Includes rental revenue of $169 from properties reclassified as discontinued operations and excludes revenue of $2,364 from ten multi-tenant properties and from 75 vacant and unleased properties at December 31, 2009.

(3)	Represents leases to the initial tenant of the property that are expiring for the first time.
(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification
The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of December 31, 2009 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended December 31, 2009(1)	Percentage of Rental Revenue
Alabama	63	97%	425,300	$1,822	2.2%
Alaska	2	100	128,500	277	0.3
Arizona	79	99	392,700	2,479	3.0
Arkansas	17	94	92,400	377	0.5
California	65	97	1,178,900	4,390	5.4
Colorado	51	98	471,500	1,865	2.3
Connecticut	24	96	276,600	1,194	1.5
Delaware	17	100	33,300	429	0.5
Florida	166	93	1,426,700	6,534	8.0
Georgia	131	96	914,300	3,872	4.7
Idaho	12	100	80,700	339	0.4
Illinois	85	98	1,008,800	4,216	5.1
Indiana	81	96	686,400	3,244	4.0
Iowa	21	100	290,600	1,013	1.2
Kansas	33	88	573,200	1,118	1.4
Kentucky	22	100	110,600	679	0.8
Louisiana	32	100	184,900	899	1.1
Maine	3	100	22,500	161	0.2
Maryland	28	100	266,600	1,613	2.0
Massachusetts	64	98	575,400	2,576	3.1
Michigan	52	98	257,300	1,249	1.5
Minnesota	21	95	392,100	1,557	1.9
Mississippi	71	96	347,600	1,470	1.8
Missouri	62	94	640,100	2,109	2.6
Montana	2	100	30,000	76	0.1
Nebraska	19	95	196,300	478	0.6
Nevada	14	100	153,300	750	0.9
New Hampshire	14	100	109,900	585	0.7
New Jersey	33	100	261,300	1,936	2.4
New Mexico	8	100	56,400	182	0.2
New York	40	93	502,300	2,383	2.9
North Carolina	96	97	548,300	2,850	3.5
North Dakota	6	100	36,600	68	0.1
Ohio	136	96	845,500	3,323	4.1
Oklahoma	24	100	137,400	587	0.7
Oregon	18	94	297,300	894	1.1
Pennsylvania	98	99	677,200	3,507	4.3
Rhode Island	3	100	11,000	58	0.1
South Carolina	100	100	374,400	2,252	2.8
South Dakota	9	100	24,900	102	0.1
Tennessee	133	96	621,800	2,925	3.6
Texas	212	97	2,280,000	7,918	9.7
Utah	4	100	25,200	91	0.1
Vermont	4	100	12,700	127	0.2
Virginia	104	98	637,100	3,513	4.3
Washington	36	94	286,200	790	1.0
West Virginia	2	100	23,000	121	0.1
Wisconsin	21	90	252,700	779	0.9
Wyoming	1	100	4,200	18	*
Totals/Average	2,339	97%	19,182,000	$81,795	100.0%

* Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at December 31, 2009, including revenue from properties reclassified as discontinued operations of $169.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this annual report, the words "estimated", "anticipated", "expect", "believe", "intend" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of strategy, plans or intentions of management. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

●	Our anticipated growth strategies;
●	Our intention to acquire additional properties and the timing of these acquisitions;
●	Our intention to sell properties and the timing of these property sales;
●	Our intention to re-lease vacant properties;
●	Anticipated trends in our business, including trends in the market for long-term net-leases of freestanding, single-tenant retail properties;
●	Future expenditures for development projects; and
●	Profitability of our subsidiary, Crest.

Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements.  In particular, some of the factors that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements are:

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

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled "Business", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this annual report.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date that this annual report was filed with the SEC. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, the forward-looking events discussed in this annual report might not occur.

Item 1A:                      Risk Factors

This "Risk Factors" section contains references to our "capital stock" and to our "stockholders."  Unless expressly stated otherwise, the references to our "capital stock" represent our common stock and any class or series of our preferred stock, while the references to our "stockholders" represent holders of our common stock and any class or series of our preferred stock.

In order to grow we need to continue to acquire investment properties.  The acquisition of investment properties may be subject to competitive pressures.
We face competition in the acquisition, operation and sale of property. We expect competition from:

●	Businesses;
●	Individuals;
●	Fiduciary accounts and plans; and
●	Other entities engaged in real estate investment and financing.

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
Cash flow from operations depends in part on the ability to lease space to tenants on economically favorable terms. We could be adversely affected by various facts and events over which we have limited or no control, such as:

●	Lack of demand in areas where our properties are located;
●	Inability to retain existing tenants and attract new tenants;
●	Oversupply of space and changes in market rental rates;
●	Our tenants' creditworthiness and ability to pay rent, which may be affected by their operations, the current economic situation and competition within their industries from other operators;
●	Defaults by and bankruptcies of tenants, failure of tenants to pay rent on a timely basis, or failure of tenants to comply with their contractual obligations; and
●	Economic or physical decline of the areas where the properties are located.

At any time, any tenant may experience a downturn in its business that may weaken its operating results or overall financial condition. As a result, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant's lease and material losses to us.

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

Further, the occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from the tenant's lease or leases. In addition, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that most likely would be substantially less than the remaining rent we are owed under the leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. As a result, tenant bankruptcies may have a material adverse effect on our results of operations.

Seventy-five of our properties were available for lease or sale at December 31, 2009, of which all but one were single-tenant properties. As of February 8, 2010, transactions to lease or sell ten of the 75 properties were underway or completed. At December 31, 2009, 36 of our properties under lease were unoccupied and available for sublease by the tenants, all of which were current with their rent and other obligations. During 2009, each of our tenants accounted for less than 10% of our rental revenue.

For 2009, our tenants in the restaurant and convenience store industries accounted for approximately 21.3% and 17.0%, respectively, of our rental revenue. A downturn in either of these industries, whether nationwide or limited to specific sectors of the United States, could adversely affect our tenants in these industries, which in turn could have a material adverse affect on our financial position, results of operations and our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions on our common stock and preferred stock. Individually, each of the other industries in our property portfolio accounted for less than 10% of our rental revenue for 2009. Nevertheless, downturns in these other industries could also adversely affect our tenants, which in turn could also have a material adverse affect on our financial position, results of operations and our ability to make debt payments and distributions on our common and preferred stock.

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
Investments in real property can create a potential for environmental liability. An owner of property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We can face such liability regardless of:

●	Our knowledge of the contamination;
●	The timing of the contamination;
●	The cause of the contamination; or
●	The party responsible for the contamination of the property.

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

The presence of hazardous substances on a property may adversely affect our ability to lease or sell that property and we may incur substantial remediation costs. Although our leases generally require our tenants to operate in compliance with all applicable federal, state and local environmental laws, ordinances and regulations, and to indemnify us against any environmental liabilities arising from the tenants’ activities on the property, we could nevertheless be subject to strict liability by virtue of our ownership interest. There also can be no assurance that our tenants could or would satisfy their indemnification obligations under their leases. The discovery of environmental liabilities attached to our properties could have an adverse effect on our results of operations, our financial condition or our ability to make distributions to stockholders and to pay the principal of and interest on our debt securities and other indebtedness.

In addition, several of our properties were built during the period when asbestos was commonly used in building construction and other buildings with asbestos may be acquired by us in the future. Environmental laws govern the presence, maintenance and removal of asbestos-containing materials, or ACMs, and require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they adequately inform or train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement in the event that asbestos is disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

It is also possible that some of our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediation of the problem. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, should our tenants or their employees or customers be exposed to mold at any of our properties we could be required to undertake a costly remediation program to contain or remove the mold from the affected property, which would reduce our cash available for distribution. In addition, exposure to mold by our tenants or others could expose us to liability if property damage or health concerns arise.

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

Insurance and Indemnity.  In June 2005, we entered into a seven-year environmental insurance policy ("June 2005 policy") which expires on June 1, 2012 on our property portfolio which replaced the previous five-year environmental insurance policy. The limits on our current policy are $10 million per occurrence, and $50 million in the aggregate, subject to a $40,000 self insurance retention, per occurrence, for properties with underground storage tanks and a $100,000 self insurance retention, per occurrence, for all other properties.

Additionally, in December 2009, we entered into a ten-year environmental insurance policy that expires in December 2019 that will initially act in an excess capacity to our June 2005 policy.  On June 1, 2012, this policy will become our primary environmental policy with the same limits as the June 2005 policy, except that once we pay a total of $1 million for self insurance retention, there will be a $50,000 per loss maintenance fee, rather than the $100,000 self insurance retention, per occurrence, for general environmental claims.

It is possible that our insurance could be insufficient to address any particular environmental situation and that, in the future, we could be unable to obtain insurance for environmental matters at a reasonable cost, or at all. Our tenants are generally responsible for, and indemnify us against, liabilities for environmental matters that occur on our properties.  For properties that have underground storage tanks, in addition to providing an indemnity in our favor, the tenants generally obtain environmental insurance or rely upon the state funds in the states where these properties are located to reimburse tenants for environmental remediation.

If we fail to qualify as a real estate investment trust, the amount of dividends we are able to pay would decrease, which could adversely affect the market price of our capital stock and could adversely affect the value of our debt securities.
Commencing with our taxable year ended December 31, 1994, we believe that we have been organized and have operated, and we intend to continue to operate, so as to qualify as a "REIT" under Sections 856 through 860 of the Code. However, we cannot assure you that we have been organized or have operated in a manner that has satisfied the requirements for qualification as a REIT, or that we will continue to be organized or operate in a manner that will allow us to continue to qualify as a REIT.

Qualification as a REIT involves the satisfaction of numerous requirements under highly technical and complex Code provisions, for which there are only limited judicial and administrative interpretations, as well as the determination of various factual matters and circumstances not entirely within our control.

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

If we fail to satisfy all of the requirements for qualification as a REIT, we may be subject to certain penalty taxes or, in some circumstances, we may fail to qualify as a REIT.  If we were to fail to qualify as a REIT in any taxable year:

●	We would be required to pay federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;
●	We would not be allowed a deduction in computing our taxable income for amounts distributed to our stockholders;
●	We could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost;
●	We would no longer be required to make distributions to stockholders; and
●
This treatment would substantially reduce amounts available for investment or distribution to stockholders because of the additional tax liability for the years involved, which could have a material adverse effect on the market price of our capital stock and the value of our debt securities.

Even if we qualify for and maintain our REIT status, we may be subject to certain federal, state and local taxes on our income and property. For example, if we have net income from a prohibited transaction, that income will be subject to a 100% tax. Our subsidiary, Crest, is subject to federal and state taxes at the applicable tax rates on its income and property.

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
We intend to incur additional indebtedness in the future, including borrowings under our $355 million acquisition credit facility. At December 31, 2009, we had borrowings outstanding under our $355 million acquisition credit facility of $4.6 million and we had a total of $1.355 billion of outstanding credit facility borrowings and aggregate principal amount of outstanding unsecured senior debt securities. To the extent that new indebtedness is added to our current debt levels, the related risks that we now face would increase. As a result, we are and will be subject to risks associated with debt financing, including the risk that our cash flow could be insufficient to meet required payments on our debt. We also face variable interest rate risk as the interest rate on our $355 million credit facility is variable and could therefore increase over time.  We also face the risk that we may be unable to refinance or repay our debt as it comes due. Given the recent disruptions in the financial markets, we also face the risk that one or more of the participants in our credit facility may not be able to lend us money.

In addition, our $355 million credit facility contains provisions that could limit the amount of distributions payable by us on our common stock and preferred stock. In particular, our $355 million acquisition credit facility provides that the aggregate amount of cash distributions paid on, plus any payments made to repurchase, our common stock and preferred stock may not exceed the sum of (a) 95% of our funds from operations (as defined in the credit facility) plus (b) cash distributions on our preferred stock, determined as of the end of each fiscal quarter for the four fiscal quarters then ending, except that we may repurchase preferred stock with the net proceeds from the issuance of our common stock or preferred stock. The credit facility further provides that, in the event of a failure to pay principal, interest or any other amount payable thereunder when due or upon the occurrence of certain events of bankruptcy, insolvency or reorganization with respect to us or any of our subsidiaries, we and our subsidiaries may not pay any distributions on, or repurchase, any shares of our capital stock, including our common stock and preferred stock. In addition, the credit facility provides that, if any other event of default (as defined in the credit facility) thereunder exists, we and our subsidiaries may not pay any distributions on, or repurchase, any shares of our capital stock, including our common stock and preferred stock, except that we may pay cash distributions to stockholders in the minimum amount necessary to maintain our status as a REIT.  If this were to occur, it would likely have a material adverse effect on the market price of our outstanding common and preferred stock and on the value of our debt securities and may adversely affect our ability to qualify as a REIT or our tax treatment as a REIT.

Our indebtedness could also have other important consequences to holders of our common and preferred stock, including:

●	Increasing our vulnerability to general adverse economic and industry conditions;
●	Limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
●
Requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures and general corporate requirements;

●	Limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
●	Putting us at a disadvantage compared to our competitors with less indebtedness.

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

The market value of our capital stock and debt securities could be substantially affected by various factors.
The market value of our capital stock and debt securities will depend on many factors, which may change from time to time, including:

●	Prevailing interest rates, increases in which may have an adverse effect on the market value of our capital stock and debt securities;
●	The market for similar securities issued by other REITs;
●	General economic and financial market conditions;
●	The financial condition, performance and prospects of us, our tenants and our competitors;
●	Changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry;
●	Changes in our credit ratings; and
●	Actual or anticipated variations in quarterly operating results.

In addition, over the last two years, stock prices in the U.S. markets have been experiencing extreme price fluctuations, and the market value of our common stock has fluctuated significantly during this period. As a result of these and other factors, investors who purchase our capital stock and debt securities may experience a decrease, which could be substantial and rapid, in the market value of our capital stock and debt securities, including decreases unrelated to our operating performance or prospects.

Real estate ownership is subject to particular economic conditions that may have a negative impact on our revenue.
We are subject to all of the inherent risks associated with the ownership of real estate.  In particular, we face the risk that rental revenue from our properties may be insufficient to cover all corporate operating expenses, debt service payments on indebtedness we incur and distributions on our capital stock. Additional real estate ownership risks include:

●	Adverse changes in general or local economic conditions;
●	Changes in supply of, or demand for, similar or competing properties;
●	Changes in interest rates and operating expenses;
●	Competition for tenants;
●	Changes in market rental rates;
●	Inability to lease properties upon termination of existing leases;
●	Renewal of leases at lower rental rates;
●	Inability to collect rents from tenants due to financial hardship, including bankruptcy;
●	Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;
●	Uninsured property liability;
●	Property damage or casualty losses;
●	Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws;
●	The need to periodically renovate and repair our properties;
●	Physical or weather-related damage to properties;
●	The potential risk of functional obsolescence of properties over time;
●	Acts of terrorism and war; and
●	Acts of God and other factors beyond the control of our management.

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

In addition to the indemnities and required insurance policies identified above, many of our properties are also covered by flood and earthquake insurance policies (subject to substantial deductibles) obtained and paid for by the tenants as part of their risk management programs. Additionally, we have obtained blanket liability, flood and earthquake (subject to substantial deductibles) and property damage insurance policies to protect us and our properties against loss should the indemnities and insurance policies provided by the tenants fail to restore the properties to their condition prior to a loss. However, should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our results of operations or financial condition and on our ability to pay the principal of and interest on our debt securities and other indebtedness and to make distributions to our stockholders. Given the recent disruptions in the insurance industry, we also face the risk that our insurance carriers may not be able to provide payment under any potential claims that might arise under the terms of our insurance policies, and we may not have the ability to purchase insurance policies we desire.

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
Terrorist attacks may negatively affect our operations, the market price of our capital stock and the value of our debt securities. There can be no assurance that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks, or armed conflicts, may directly impact our physical facilities or the businesses of our tenants.

If events like these were to occur, they could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in or prolong an economic recession in the U.S. or abroad. Any of these occurrences could have a significant adverse impact on our operating results and revenues and on the market price of our capital stock and on the value of our debt securities. It could also have an adverse effect on our ability to pay principal and interest on our debt securities or other indebtedness and to make distributions to our stockholders.

Disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common stock.
Over the last two years, the United States stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional financing at reasonable terms, which may negatively affect our ability to make acquisitions. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing. These events in the stock and credit markets may make it more difficult or costly for us to raise capital through the issuance of our common stock or preferred stock. These disruptions in the financial markets also may have a material adverse effect on the market value of our common stock, the income we receive from our properties and the lease rates we can charge for our properties, and may have other unknown adverse effects on us or the economy in general.

Inflation may adversely affect our financial condition and results of operations.
Although inflation has not materially impacted our results of operations in the recent past, increased inflation could have a more pronounced negative impact on any variable rate debt we incur in the future and on our results of operations. During times when inflation is greater than increases in rent, as provided for in our leases, rent increases may not keep up with the rate of inflation. Likewise, even though net leases reduce our exposure to rising property expenses due to inflation, substantial inflationary pressures and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants' ability to pay rent.

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

	Price Per Share
	of Common Stock		Distributions
	High	Low	Declared(1)
2009
First quarter	$23.41	$14.26	$0.425563
Second quarter	23.23	17.90	0.426500
Third quarter	28.20	19.83	0.427438
Fourth quarter	27.53	22.17	0.428375
Total			$1.707876
2008
First quarter	$27.16	$20.27	$0.410875
Second quarter	28.15	22.67	0.412750
Third quarter	34.86	21.38	0.419625
Fourth quarter	26.50	15.00	0.424000
Total			$1.667250

 (1) Common stock cash distributions currently are declared monthly by us based on financial results for the prior months.  At December 31, 2009, a distribution of $0.143 per common share had been declared and was paid in January 2010.

There were 8,755 registered holders of record of our common stock as of January 1, 2010. We estimate that our total number of shareholders is approximately 99,000 when we include both registered and beneficial holders of our common stock.

Item 6:           Selected Financial Data
(not covered by Report of Independent Registered Public Accounting Firm)
(dollars in thousands, except for per share data)
As of or for the years ended December 31,	2009	2008	2007	2006	2005
Total assets (book value)	$2,914,787	$2,994,179	$3,077,352	$2,546,508	$1,920,988
Cash and cash equivalents	10,026	46,815	193,101	10,573	65,704
Lines of credit and notes payable	1,354,600	1,370,000	1,470,000	920,000	891,700
Total liabilities	1,426,778	1,439,518	1,539,260	970,516	931,774
Total stockholders’ equity	1,488,009	1,554,661	1,538,092	1,575,992	989,214
Net cash provided by operating activities	226,707	246,155	318,169	86,945	109,557
Net change in cash and cash equivalents	(36,789)	(146,286)	182,528	(55,131)	63,563
Total revenue	327,581	327,773	291,483	234,527	190,460
Income from continuing operations	122,133	115,427	123,778	102,227	84,717
Income from discontinued operations	8,994	16,414	16,631	8,554	14,402
Net income	131,127	131,841	140,409	110,781	99,119
Preferred stock cash dividends	(24,253)	(24,253)	(24,253)	(11,362)	(9,403)
Net income available to common stockholders	106,874	107,588	116,156	99,419	89,716
Cash distributions paid to common stockholders	178,008	169,655	157,659	129,667	108,575
Basic and diluted net income per common share	1.03	1.06	1.16	1.11	1.12
Cash distributions paid per common share	1.706625	1.662250	1.560250	1.437250	1.346250
Cash distributions declared per common share	1.707876	1.667250	1.570500	1.447500	1.352500
Basic weighted average number of common shares outstanding	103,577,507	101,178,191	100,195,031	89,766,714	79,950,255
Diluted weighted average number of common shares outstanding	103,581,053	101,209,883	100,333,966	89,917,554	80,208,593

Item 7:                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT. Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO, per share.  Our monthly distributions are supported by the cash flow from our portfolio of retail properties leased to regional and national retail chains. We have in-house acquisition, leasing, legal, credit research, real estate research, portfolio management and capital markets expertise. Over the past 40 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term lease agreements (primarily 15 to 20 years).

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties.

At December 31, 2009, we owned a diversified portfolio:

●	Of 2,339 retail properties;
●	With an occupancy rate of 96.8%, or 2,264 properties occupied and only 75 properties available for lease;
●	Leased to 118 different retail chains doing business in 30 separate retail industries;
●	Located in 49 states;
●	With over 19.1 million square feet of leasable space; and
●	With an average leasable retail space per property of approximately 8,200 square feet.

Of the 2,339 properties in the portfolio, 2,328, or 99.5%, are single-tenant, retail properties and the remaining 11 are multi-tenant, distribution and office properties. At December 31, 2009, of the 2,328 single-tenant properties, 2,254 were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.2 years.

In addition, at December 31, 2009, our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. ("Crest"), had an inventory of three properties valued at $3.8 million, which are classified as held for sale. Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition to the three properties, Crest also holds notes receivable of $22.2 million at December 31, 2009. Crest did not acquire any properties in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Capital Philosophy
Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock and long-term unsecured notes and bonds. Over the long term, we believe that common stock should be the majority of our capital structure. However, we may issue additional preferred stock or debt securities from time to time. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at times and at terms that are acceptable to us.

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At December 31, 2009, our total outstanding credit facility borrowings and outstanding notes were $1.355 billion, or approximately 30.8% of our total market capitalization of $4.40 billion.

We define our total market capitalization at December 31, 2009 as the sum of:

●	Shares of our common stock outstanding of 104,286,705 multiplied by the last reported sales price of our common stock on the NYSE of $25.91 per share on December 31, 2009, or $2.70 billion;
●	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
●	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million;
●	Outstanding notes of $1.35 billion; and
●	Outstanding borrowings of $4.6 million on our credit facility.

Mortgage Debt
We have no mortgage debt on any of our properties.

$355 Million Acquisition Credit Facility
In May 2008, we entered into a $355 million revolving, unsecured credit facility that replaced our previous
$300 million acquisition credit facility. The term of our credit facility is for three years, until May 2011, plus two, one-year extension options. Under our credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 100 basis points with a facility fee of 27.5 basis points, for all-in drawn pricing of 127.5 basis points over LIBOR. We also have other interest rate options available to us. At December 31, 2009, we had a borrowing capacity of $350.4 million available on our credit facility and an outstanding balance of $4.6 million at an effective interest rate of 1.23%.

We expect to use the credit facility to acquire additional retail properties and for other corporate purposes. Any additional borrowings will increase our exposure to interest rate risk. We have the right to request an increase in the borrowing capacity of the credit facility, up to $100 million, to a total borrowing capacity of $455 million.  Any increase in the borrowing capacity is subject to approval by the lending banks participating in our credit facility.

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our retail properties. We intend to retain an appropriate amount of cash as working capital. At December 31, 2009, we had cash and cash equivalents totaling $10 million.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay future borrowings under our credit facility.

Acquisitions During 2009
During 2009, we invested $57.9 million in 16 new properties with an initial weighted average contractual lease rate of 9.7%. These 16 properties are located in five states, contain over 278,000 leasable square feet, and are 100% leased with an average lease term of 17.9 years. The 16 new properties we acquired are net-leased to four different retail chains. There were no acquisitions by Crest in 2009.

We made fewer portfolio acquisitions in 2008 and 2009 than in previous years because we felt that preserving our capital resources and maintaining a high level of liquidity until property prices adjusted and the general economy improved was the prudent course of action. In late 2009, we felt that market conditions had become more attractive for acquisitions, and we currently believe that there are many retail chains, with solid operating concepts, that are in need of capital. We believe that our solid financial position, strong balance sheet and access to capital give us the ability to expand our acquisition activities in 2010 and invest in new retail properties that have the potential to contribute to our earnings.

The initial weighted average contractual lease rate is computed as estimated contractual net operating income (in a net-leased property that is equal to the aggregate base cash flow or, in the case of properties under development, the estimated aggregate base cash flow under the lease) for the first year of each lease, divided by the estimated total cost of the properties. Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentages listed above.

Impact of Real Estate and Credit Markets
In the commercial retail real estate market, property prices generally continued to decline and lease rates rose throughout 2008 and 2009. Likewise, the U.S. credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have impacted our access to and cost of capital. We continue to monitor the commercial retail real estate and U.S. credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly. See our discussion of "Risk Factors" in this annual report.

Increases in Monthly Distributions to Common Stockholders
We have continued our 40-year policy of paying distributions monthly. Monthly distributions per share were increased in January 2010 by $0.0003125 to $0.143. The increase in January 2010 was our 49th consecutive quarterly increase and the 56th increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In 2009, we paid three monthly cash distributions per share in the amount of $0.14175, three in the amount of $0.1420625, three in the amount of $0.142375 and three in the amount of $0.1426875, totaling $1.706625. In December 2009 and January 2010, we declared distributions of $0.143 per share, which were paid in January 2010 and will be paid in February 2010, respectively.

The monthly distribution of $0.143 per share represents a current annualized distribution of $1.716 per share, and an annualized distribution yield of approximately 6.7% based on the last reported sale price of our common stock on the NYSE of $25.74 on February 8, 2010. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

Note Redemptions
Upon their maturity in January 2009, we redeemed, using cash on hand, the $20 million outstanding principal amount of our 8% Notes due 2009, or 2009 Notes. The 2009 Notes were redeemed at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. We have no debt maturities until March 2013.

Universal Shelf Registration
In March 2009, we filed a shelf registration statement with the SEC, which is effective for a term of three years, to replace our prior shelf registration statement which was set to expire in April 2009. Our new shelf registration  statement expires in March 2012. In accordance with the SEC rules, the amount of the securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include common stock, preferred stock, debt securities, or any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

Credit Agency Ratings
We are currently assigned investment grade corporate credit ratings on our senior unsecured notes. Fitch Ratings has assigned a rating of BBB+, Moody’s Investors Service has assigned a rating of Baa1 and Standard & Poor’s Ratings Group has assigned a rating of BBB to our senior notes. All of these ratings have "stable" outlooks.

We have also been assigned credit ratings on our preferred stock. Fitch Ratings has assigned a rating of BBB-, Moody's has assigned a rating of Baa2 and Standard & Poor’s has assigned a rating of BB+ to our preferred stock.  All of these ratings have "stable" outlooks.

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

Notes Outstanding
Our senior unsecured note obligations consist of the following as of December 31, 2009, sorted by maturity date (dollars in millions):

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
$1,350.0

All of our outstanding notes and bonds have fixed interest rates. Interest on all of our senior note and bond obligations is paid semiannually. All of these notes and bonds contain various covenants, including: (i) a limitation on incurrence of any debt which would cause our debt to total adjusted assets ratio to exceed 60%; (ii) a limitation on incurrence of any secured debt which would cause our secured debt to total adjusted assets ratio to exceed 40%; (iii) a limitation on incurrence of any debt which would cause our debt service coverage ratio to be less than 1.5 times; and (iv) the maintenance at all times of total unencumbered assets not less than 150% of our outstanding unsecured debt. We have been in compliance with these covenants since each of the notes and bonds was issued.

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on U.S. generally accepted accounting principles, or GAAP, measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance.  The actual amounts as of December 31, 2009 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60%	38.6%
Limitation on incurrence of secured debt	≤ 40%	0.0%
Debt service coverage (trailing 12 months)	≥ 1.5 x	3.6 x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	259%

The following table summarizes the maturity of each of our obligations as of December 31, 2009 (dollars in millions):

Table of Obligations				Ground	Ground
				Leases	Leases
				Paid by	Paid by
Year of	Credit			Realty	Our
Maturity	Facility	Notes	Interest(1)	Income(2)	Tenants(3)	Other(4)	Totals
2010	$--	$--	$82.4	$0.1	$3.7	$1.5	$87.7
2011	4.6	--	82.4	0.1	3.7	--	90.8
2012	--	--	82.4	0.1	3.6	--	86.1
2013	--	100.0	78.1	0.1	3.5	--	181.7
2014	--	--	77.0	0.1	3.3	--	80.4
Thereafter	--	1,250.0	350.9	0.8	37.7	--	1,639.4
Totals	$4.6	$1,350.0	$753.2	$1.3	$55.5	$1.5	$2,166.1

(1) Interest on the credit facility and notes has been calculated based on outstanding balances as of December 31, 2009 through their respective maturity dates.
(2) Realty Income currently pays the ground lessors directly for the rent under the ground leases. A majority of this rent is reimbursed to Realty Income as additional rent from our tenants.

(3) Our tenants, who are generally sub-tenants under the ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(4) “Other” consists of $295,000 of commitments under construction contracts and $1.2 million of contingent payments for tenant improvements and leasing costs.

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

Dividends on our Class D and Class E preferred stock are current.

No Off-Balance Sheet Arrangements or Unconsolidated Investments
We have no unconsolidated or off-balance sheet investments in "variable interest entities" or off-balance sheet financing, nor do we engage in trading activities involving energy or commodity contracts or other derivative instruments. Additionally, we have no joint ventures or mandatorily redeemable preferred stock. As such, our financial position and results of operations are not affected by accounting regulations regarding the consolidation of off-balance sheet entities and classification of financial instruments with characteristics of both liabilities and equity.

RESULTS OF OPERATIONS

Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with GAAP. Our consolidated financial statements are the basis for our discussion and analysis of financial condition and results of operations. Preparing our consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. We believe that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions.

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation of buildings and improvements is generally computed using the straight–line method over an estimated useful life of 25 years. If we use a shorter or longer estimated useful life, it could have a material impact on our results of operations. We believe that 25 years is an appropriate estimate of useful life. No depreciation has been recorded on Crest's properties that are classified as held for sale.

When acquiring a property for investment purposes, we allocate the fair value of real estate acquired with in-place operating leases to: (1) land, (2) building and improvements, (3) identified intangible assets and liabilities, based in each case on their fair values. Intangible assets and liabilities consist of above-market and below-market leases, the value of in-place leases and tenant relationships.

Another significant judgment must be made as to if, and when, impairment losses should be taken on our properties when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, a provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we estimate in this analysis include projected rental rates, capital expenditures and property sales capitalization rates. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The carrying value of our real estate is the largest component of our consolidated balance sheet. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment, it could have a material impact on our results of operations.

The following is a comparison of our results of operations for the years ended December 31, 2009, 2008 and 2007.

Rental Revenue
Rental revenue was $326.1 million for 2009 versus $325.9 million for 2008, an increase of $249,000, or 0.1%. Rental revenue was $285.1 million in 2007. The increase in rental revenue in 2009 compared to 2008 is primarily attributable to:

●	The 16 retail properties acquired by Realty Income in 2009, which generated $490,000 of rent in 2009;
●	The 107 retail properties acquired by Realty Income in 2008, which generated $16.08 million of rent in 2009 compared to $13.04 million in 2008, an increase of $3.0 million;
●	Same store rents generated on 2,063 properties during the entire years of 2009 and 2008, increased by $1.3 million, or 0.4%, to $299.15 million from $297.84 million; net of
●
A  net decrease of $3.7 million relating to the aggregate of (i) development properties acquired before 2008 that started paying rent in 2008, (ii) properties that were vacant during part of 2009 or 2008, (iii) properties sold during 2009 and 2008 and (iv) lease termination settlements, which in aggregate, totaled $9.2 million in 2009 compared to $12.9 million in 2008; and

●	A decrease in straight-line rent and other non-cash adjustments to rent of $879,000 in 2009 as compared to 2008.

Overall, comparing 2009 versus 2008, revenue has been generally flat as we own 2,339 properties at December 31, 2009, compared to 2,348 properties at December 31, 2008.

Of the 2,339 properties in the portfolio at December 31, 2009, 2,328, or 99.5%, are single-tenant properties and the remaining 11 are multi-tenant, distribution and office properties. Of the 2,328 single-tenant properties, 2,254, or 96.8%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.2 years at December 31, 2009. Of our 2,254 leased single-tenant properties, 2,071 or 91.9% were under leases that provide for increases in rents through:

●	Primarily base rent increases tied to a consumer price index (typically subject to ceilings);
●	Fixed increases;
●	Overage rent based on a percentage of the tenants' gross sales, or;
●	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $1.3 million in 2009, $1.2 million in 2008 and $795,000 in 2007 (excluding percentage rent reclassified to discontinued operations of $22,000 in 2008 and $55,000 in 2007). Percentage rent in 2009 was less than 1% of rental revenue and we anticipate percentage rent to be less than 1% of rental revenue in 2010.

Our portfolio of retail real estate, leased primarily to regional and national chains under net leases, continues to perform well and provide dependable lease revenue supporting the payment of monthly dividends to our stockholders.  At December 31, 2009, our portfolio of 2,339 retail properties was 96.8% leased with 75 properties available for lease as compared to 70 at December 31, 2008.

As of February 8, 2010, transactions to lease or sell ten of the 75 properties available for lease at December 31, 2009 were underway or completed. We anticipate these transactions will be completed during the next several months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Depreciation and Amortization
Depreciation and amortization was $91.4 million in 2009 versus $89.9 million in 2008 and $75.9 million in 2007. The increases in depreciation and amortization in 2009 and 2008 were primarily due to the acquisition of properties in 2009, 2008 and 2007, which was partially offset by property sales in these years.  As discussed in the section entitled "Funds from Operations Available to Common Stockholders," depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO.

Interest Expense
Interest expense was $85.5 million in 2009 versus $94.0 million in 2008 and $64.3 million in 2007. Interest expense decreased in 2009 primarily due to lower average outstanding balances and, to a lesser extent, lower interest rates.  We redeemed, in November 2008, the $100 million outstanding principal amount of our 8.25% Monthly Income Senior Notes and, in January 2009, the $20 million outstanding principal amount of our 8% Notes, both of which contributed to the decrease in average outstanding balances and lower average interest rates on our debt.

In May 2008, as a result of entering into our current credit facility, we incurred $3.2 million of credit facility origination costs that were capitalized and are being amortized over three years. At December 31, 2009, $1.5 million of the $3.2 million is included in "other assets" on our consolidated balance sheet.

The following is a summary of the components of our interest expense (dollars in thousands):
	2009	2008	2007
Interest on our credit facility and notes	$82,460	$91,213	$67,964
Interest included in discontinued operations from real estate acquired for resale by Crest	(595)	(1,797)	(6,201)
Credit facility commitment fees	990	795	456
Amortization of credit facility origination costs and deferred bond financing costs	2,678	3,078	2,235
Amortization of settlements on treasury lock agreement	--	759	870
Interest capitalized	(5)	(92)	(993)
Interest expense	$85,528	$93,956	$64,331

Credit facility and notes outstanding	2009	2008	2007
Average outstanding balances (dollars in thousands)	$1,350,791	$1,457,222	$1,111,914
Average interest rates	6.10%	6.26%	6.11%

At December 31, 2009, the weighted average interest rate on our:

●	Notes payable of $1.35 billion was 6.10%;
●	Credit facility outstanding borrowings of $4.6 million was 1.23%; and
●	Combined outstanding notes and credit facility borrowings of $1.355 billion was 6.10%.

Interest Coverage Ratio
Our interest coverage ratio for 2009 was 3.5 times, for 2008 was 3.2 times and for 2007 was 4.1 times.  Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded as discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities on our consolidated statements of cash flow to our interest coverage amount (dollars in thousands):

	2009	2008	2007
Net cash provided by operating activities	$226,707	$246,155	$318,169
Interest expense	85,528	93,956	64,331
Interest expense included in discontinued operations(1)	595	1,797	6,201
Income taxes	677	1,230	1,392
Income taxes (benefit) included in discontinued operations(1)	(645)	225	3,039
Investment in real estate acquired for resale(1)	--	9	29,886
Proceeds from sales of real estate acquired for resale(1)	(1,987)	(31,455)	(119,790)
Collection of note receivables by Crest(1)	(129)	(87)	(651)
Crest provisions for impairment(1)	(277)	(3,374)	--
Gain on sales of real estate acquired for resale(1)	--	4,642	12,319
Amortization of share-based compensation	(4,726)	(5,049)	(3,857)
Changes in assets and liabilities:
Accounts receivable and other assets	(3,607)	930	49
Accounts payable, accrued expenses and other liabilities	(856)	(1,675)	(21,675)
Interest coverage amount	$301,280	$307,304	$289,413
Divided by interest expense(2)	$86,123	$95,753	$70,532
Interest coverage ratio	3.5	3.2	4.1

(1) Crest activities.
(2) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for 2009 was 2.7 times, for 2008 was 2.6 times and for 2007 was 3.1 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures or information presented in Exhibit 12.1 to this Annual Report.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):

	2009	2008	2007
Interest coverage amount	$301,280	$307,304	$289,413
Divided by interest expense plus preferred stock dividends(1)	$110,376	$120,006	$94,785
Fixed charge coverage ratio	2.7	2.6	3.1

(1) Includes interest expense recorded to “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

General and Administrative Expenses
General and administrative expenses decreased by $672,000 to $20.9 million in 2009 as compared to $21.6 million in 2008. General and administrative expenses were $22.7 million in 2007.  In 2009, general and administrative expenses as a percentage of total revenue were 6.4% as compared to 6.6% in 2008 and 7.8% in 2007. General and administrative expenses decreased during 2009 primarily due to decreases in employee costs. For 2009, general and administrative expenses include transaction costs of $62,000 related to the acquisition of 16 new properties during 2009. Prior to 2009, these transaction costs would have been capitalized as part of the property investments.

In February 2010, we had 72 employees as compared to 69 employees in February 2009.

Property Expenses
Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At December 31, 2009, 75 properties were available for lease, as compared to 70 at December 31, 2008 and 48 at December 31, 2007.

Property expenses were $6.9 million in 2009, $5.6 million in 2008 and $3.4 million in 2007. The increase in property expenses in 2009 is primarily attributable to an increase in maintenance and utilities associated with properties available for lease and an increase in bad debt expense, partially offset by lower property taxes and legal fees. In 2007, property expenses included provisions for impairment of $138,000 recorded for one property.

Income Taxes
Income taxes were $677,000 in 2009 as compared to $1.2 million in 2008 and $1.4 million in 2007. These amounts are for city and state income taxes paid by Realty Income. After conducting an extensive review of our recent state tax filings, we determined that it was appropriate to amend some prior year tax returns from which we realized a tax benefit of $308,000.

In addition, Crest recorded state and federal income tax benefits of $645,000 in 2009 as compared to income tax expense of $225,000 in 2008 and $3.0 million in 2007. These amounts are included in "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income. The Crest 2009 tax benefit includes a benefit of $303,000 attributable to amendments of certain prior year state tax returns.

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

The following is a summary of Crest’s "income from discontinued operations, real estate acquired for resale" on our consolidated statements of income (dollars in thousands, except per share data):

Crest’s income from discontinued operations, real estate acquired for resale	2009	2008	2007
Rental revenue	$246	$1,830	$8,165
Other revenue	1,403	914	190
Gain on sales of real estate acquired for resale	--	4,642	12,319
Interest expense	(595)	(1,797)	(6,201)
General and administrative expense	(336)	(511)	(691)
Property expenses	(128)	(133)	(40)
Provisions for impairment	(277)	(3,374)	--
Depreciation(1)	--	(771)	--
Income taxes	645	(225)	(3,039)
Income from discontinued operations, real estate acquired for resale by Crest	$958	$575	$10,703
Per common share, basic and diluted	$0.01	$0.01	$0.11

(1) Depreciation was recorded on one property that was classified as held for investment. This property was sold in 2008.

Realty Income’s operations from seven investment properties classified as held for sale at December 31, 2009, plus properties sold in 2009, 2008 and 2007 have been classified as discontinued operations. The following is a summary of Realty Income’s "income from discontinued operations, real estate held for investment" on our consolidated statements of income (dollars in thousands, except per share data):

Realty Income’s income from discontinued operations, real estate held for investment	2009	2008	2007
Gain on sales of investment properties	$8,044	$13,314	$1,724
Rental revenue	1,178	3,831	5,907
Other revenue	35	96	6
Depreciation and amortization	(564)	(1,093)	(1,390)
Property expenses	(547)	(309)	(185)
Provisions for impairment	(110)	--	(134)
Income from discontinued operations, real estate held for investment	$8,036	$15,839	$5,928
Per common share, basic and diluted	$0.08	$0.16	$0.06

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

Total discontinued operations	2009	2008	2007
Real estate acquired for resale by Crest	$958	$575	$10,703
Real estate held for investment	8,036	15,839	5,928
Income from discontinued operations	$8,994	$16,414	$16,631
Per common share, basic and diluted	$0.09	$0.16	$0.17

The above per share amounts have each been calculated independently.

Crest’s Property Sales
In 2009, Crest sold two properties for $2.0 million, which resulted in no gain. In 2008, Crest sold 25 properties for $50.7 million, which resulted in a gain of $4.6 million. In 2008, as part of two sales, Crest provided buyer financing of $19.2 million. In 2007, Crest sold 62 properties for $123.6 million, which resulted in a gain of $12.3 million. In 2007, as part of two sales, Crest provided buyer financing of $3.8 million, of which $619,000 was paid in full in November 2007. Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

Crest’s Property Inventory
At December 31, 2009, Crest had an inventory of three properties valued at $3.8 million, all of which are classified as held for sale. At December 31, 2008, Crest had a property inventory of five properties valued at $6.0 million.

Gain on Sales of Investment Properties by Realty Income
In 2009, we sold 25 investment properties for $20.3 million, which resulted in a gain of $8.0 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, we received proceeds of $170,000 from the sale of excess land from one property, which resulted in a gain of $15,000. This gain is included in "other revenue" on our consolidated statement of income for 2009 because this excess land was associated with a property that continues to be owned as part of our core operations.

In 2008, we sold 29 investment properties for an aggregate of $27.4 million, which resulted in a gain of $13.3 million. The results of operations for these properties have been reclassified as discontinued operations.  Additionally, we received proceeds of $439,000 from the sale of excess land from one property, which resulted in a gain of $236,000. This gain is included in "other revenue" on our consolidated statement of income for 2008 because this excess land was associated with a property that continues to be owned as part of our core operations.

In 2007, we sold ten investment properties for $7.0 million, which resulted in a gain of $1.7 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, we sold excess land and improvements from five properties for an aggregate of $4.4 million, which resulted in a gain of $1.8 million. This gain is included in "other revenue" on our consolidated statement of income for 2007 because these improvements and excess land were associated with properties that continue to be owned as part of our core operations.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will:

●	generate higher returns;
●	enhance the credit quality of our real estate portfolio;
●	extend our average remaining lease term; or
●	decrease tenant or industry concentration.

At December 31, 2009, we classified real estate with a carrying amount of $8.3 million as held for sale on our balance sheet, which includes three properties owned by Crest, valued at $3.8 million. Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months or be able to invest the proceeds from the sales of any properties in new properties.

Provisions for Impairment on Real Estate Acquired for Resale by Crest
In 2009, provisions for impairment of $277,000 were recorded by Crest on three retail properties held for sale and two properties which were sold in 2009. In 2008, provisions for impairment of $3.4 million were recorded by Crest on three properties held for sale. No provisions for impairment were recorded by Crest in 2007. These provisions for impairment adjusted the carrying values to the estimated fair-market values of those properties, net of estimated selling costs, and are included in "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

Provisions for Impairment on Realty Income Investment Properties
In 2009, we recorded a provision for impairment of $110,000 on one property, which is included in "income from discontinued operations, real estate held for investment" on our consolidated statement of income for 2009, as the property is held for sale. No provisions for impairment were recorded in 2008. In 2007, we recorded a provision for impairment of $134,000 on one property, which is included in "income from discontinued operations, real estate held for investment" on our consolidated statement of income for 2007, as the property was subsequently sold. Additionally, in 2007, we recorded a provision for impairment of $138,000 on another property, which is included in property expense on our consolidated statement of income for 2007.

Preferred Stock Dividends
Preferred stock cash dividends totaled $24.3 million in 2009, 2008 and 2007.

Net Income Available to Common Stockholders
Net income available to common stockholders was $106.9 million in 2009, a decrease of $714,000 as compared to $107.6 million in 2008. Net income available to common stockholders in 2007 was $116.2 million.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

Gain from the sale of investment properties and the sale of excess land recognized during 2009 was $8.1 million, as compared to a $13.6 million gain recognized during 2008 and a $3.6 million gain recognized during 2007. Crest’s recognized no gain from the sale of properties during 2009 as compared to $4.6 million during 2008 and $12.3 million during 2007.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for 2009 increased by $4.9 million, or 2.6%, to $190.4 million, as compared to $185.5 million in 2008 and $189.7 million in 2007. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	2009	2008	2007
Net income available to common stockholders	$106,874	$107,588	$116,156
Depreciation and amortization:
Continuing operations	91,383	89,941	75,932
Discontinued operations	564	1,864	1,390
Depreciation of furniture, fixtures and equipment	(318)	(319)	(244)
Gain on sales of land and investment properties:
Continuing operations	(15)	(236)	(1,835)
Discontinued operations	(8,044)	(13,314)	(1,724)
FFO available to common stockholders	$190,444	$185,524	$189,675
FFO per common share:
Basic	$1.84	$1.83	$1.89
Diluted	$1.84	$1.83	$1.89

Distributions paid to common stockholders	$178,008	$169,655	$157,659

FFO in excess of distributions paid to common stockholders	$12,436	$15,869	$32,016

Weighted average number of common shares used for computation per share:
Basic	103,577,507	101,178,191	100,195,031
Diluted	103,581,053	101,209,883	100,333,966

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trust’s definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, reduced by gains on sales of investment properties and extraordinary items.

We consider FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that adds back non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure. In addition, FFO is used as a measure of our compliance with the financial covenants of our credit facility.

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

(dollars in thousands)	2009	2008	2007
Amortization of share-based compensation	$4,726	$5,049	$3,857
Amortization of deferred note financing costs(1)	1,363	1,748	1,494
Crest provisions for impairment	277	3,374	--
Provisions for impairment	110	--	272
Amortization of settlements on treasury lock agreements(2)	--	759	870
Capitalized leasing costs and commissions	(1,185)	(956)	(614)
Capitalized building improvements	(1,879)	(1,498)	(1,258)
Straight-line rent revenue(3)	(1,117)	(1,997)	(1,217)

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

IMPACT OF INFLATION

Tenant leases generally provide for limited increases in rent as a result of increases in the tenants' sales volumes, increases in the consumer price index (typically subject to ceilings), and/or fixed increases. We expect that inflation will cause these lease provisions to result in rent increases over time. During times when inflation is greater than increases in rent, as provided for in the leases, rent increases may not keep up with the rate of inflation.

Of our 2,339 retail properties in the portfolio, approximately 96.4% or 2,254 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

For information on the impact of recent accounting pronouncements on our business, see note 2 of the Notes to Consolidated Financial Statements.

Item 7A:                      Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes and bonds used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes and bonds, primarily at fixed rates. We were not a party to any derivative financial instruments at December 31, 2009. We do not enter into any derivative transactions for speculative or trading purposes.

The following table presents by year of expected maturity, the principal amounts, average interest rates and fair values as of December 31, 2009. This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2010	$--	--%	$--	--%
2011(1)	--	--	4.6	1.231
2012	--	--	--	--
2013(2)	100.0	5.375	--	--
2014	--	--	--	--
Thereafter(3)	1,250.0	6.162	--	--
Totals	$1,350.0	6.103%	$--	1.231%
Fair Value(4)	$1,276.4		$--

(1)	The credit facility expires in May 2011.
(2)	$100 million matures in March 2013.
(3)	$150 million matures in November 2015, $275 million matures in September 2016, $175 million matures in September 2017, $550 million matures in August 2019 and $100 million matures in March 2035.
(4)	We base the fair value of the fixed rate debt at December 31, 2009 on indicative market prices and recent trading activity of our notes payable.

The table incorporates only those exposures that exist as of December 31, 2009. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. Our credit facility interest rate is variable. Based on our credit facility balance of $4.6 million at December 31, 2009, a 1% change in interest rates would change our interest costs by $46,000 per year.

Item 8:                      Financial Statements and Supplementary Data

A.	Report of Independent Registered Public Accounting Firm

B.	Consolidated Balance Sheets,
December 31, 2009 and 2008

C.	Consolidated Statements of Income,
Years ended December 31, 2009, 2008 and 2007

D.	Consolidated Statements of Stockholders’ Equity,
Years ended December 31, 2009, 2008 and 2007

E.	Consolidated Statements of Cash Flows,
Years ended December 31, 2009, 2008 and 2007

F.	Notes to Consolidated Financial Statements

G.	Consolidated Quarterly Financial Data
(unaudited) for 2009 and 2008

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

We have audited the accompanying consolidated balance sheets of Realty Income Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III. We have also audited Realty Income Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Realty Income Corporation’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on Realty Income Corporation's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Income Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Additionally, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Realty Income Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG
San Diego, California
February 10, 2010

REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

December 31, 2009 and 2008
(dollars in thousands, except per share data)

	2009	2008
ASSETS
Real estate, at cost:
Land	$1,169,295	$1,157,885
Buildings and improvements	2,270,161	2,251,025
Total real estate, at cost	3,439,456	3,408,910
Less accumulated depreciation and amortization	(630,840)	(553,417)
Net real estate held for investment	2,808,616	2,855,493
Real estate held for sale, net	8,266	6,660
Net real estate	2,816,882	2,862,153
Cash and cash equivalents	10,026	46,815
Accounts receivable, net	10,396	10,624
Goodwill	17,206	17,206
Other assets, net	60,277	57,381
Total assets	$2,914,787	$2,994,179

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable	$16,926	$16,793
Accounts payable and accrued expenses	38,445	38,027
Other liabilities	16,807	14,698
Line of credit payable	4,600	--
Notes payable	1,350,000	1,370,000
Total liabilities	1,426,778	1,439,518

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share, 20,000,000 shares authorized, 13,900,000 shares issued and outstanding in 2009 and 2008	337,790	337,790
Common stock and paid in capital, par value $1.00 per share, 200,000,000 shares authorized, 104,286,705 and 104,211,541 shares issued and outstanding as of December 31, 2009 and 2008, respectively	1,629,237	1,624,622
Distributions in excess of net income	(479,018)	(407,751)
Total stockholders' equity	1,488,009	1,554,661
Total liabilities and stockholders' equity	$2,914,787	$2,994,179

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Income

Years Ended December 31, 2009, 2008 and 2007
(dollars in thousands, except per share data)

	2009	2008	2007
REVENUE
Rental	$326,145	$325,896	$285,133
Other	1,436	1,877	6,350
Total revenue	327,581	327,773	291,483

EXPENSES
Depreciation and amortization	91,383	89,941	75,932
Interest	85,528	93,956	64,331
General and administrative	20,946	21,618	22,694
Property	6,914	5,601	3,356
Income taxes	677	1,230	1,392
Total expenses	205,448	212,346	167,705
Income from continuing operations	122,133	115,427	123,778
Income from discontinued operations:
Real estate acquired for resale by Crest	958	575	10,703
Real estate held for investment	8,036	15,839	5,928
Total income from discontinued operations	8,994	16,414	16,631
Net income	131,127	131,841	140,409
Preferred stock cash dividends	(24,253)	(24,253)	(24,253)
Net income available to common stockholders	$106,874	$107,588	$116,156

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$0.94	$0.90	$0.99
Diluted	$0.94	$0.90	$0.99
Net income:
Basic	$1.03	$1.06	$1.16
Diluted	$1.03	$1.06	$1.16
Weighted average common shares outstanding:
Basic	103,577,507	101,178,191	100,195,031
Diluted	103,581,053	101,209,883	100,333,966

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Stockholders’ Equity

Years Ended December 31, 2009, 2008 and 2007
(dollars in thousands)

			Preferred	Common
	Shares of	Shares of	stock and	stock and	Distributions
	preferred stock	common stock	paid in capital	paid in capital	in excess of net income	Total
Balance, December 31, 2006	13,900,000	100,746,226	$337,781	$1,540,365	$(302,154)	$1,575,992
Net income	--	--	--	--	140,409	140,409
Distributions paid and payable	--	--	--	--	(182,990)	(182,990)
Preferred stock issuance cost	--	--	9	--	--	9
Share-based compensation	--	336,491	--	4,672	--	4,672
Balance, December 31, 2007	13,900,000	101,082,717	337,790	1,545,037	(344,735)	1,538,092
Net income	--	--	--	--	131,841	131,841
Distributions paid and payable	--	--	--	--	(194,857)	(194,857)
Shares issued in stock offering, net of offering costs of $4,024	--	2,925,000	--	74,425	--	74,425
Share-based compensation	--	203,824	--	5,160	--	5,160
Balance, December 31, 2008	13,900,000	104,211,541	337,790	1,624,622	(407,751)	1,554,661
Net income	--	--	--	--	131,127	131,127
Distributions paid and payable	--	--	--	--	(202,394)	(202,394)
Share-based compensation	--	75,164	--	4,615	--	4,615
Balance, December 31, 2009	13,900,000	104,286,705	$337,790	$1,629,237	$(479,018)	$1,488,009

The accompanying notes to consolidated financial statements are an integral part of these statements.

    REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Statements Of Cash Flows

Years Ended December 31, 2009, 2008 and 2007
(dollars in thousands)

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$131,127	$131,841	$140,409
Adjustments to net income:
Depreciation and amortization	91,383	89,941	75,932
Income from discontinued operations:
Real estate acquired for resale	(958)	(575)	(10,703)
Real estate held for investment	(8,036)	(15,839)	(5,928)
Gain on sales of land and improvements	(15)	(236)	(1,835)
Amortization of share-based compensation	4,726	5,049	3,857
Provisions for impairment on real estate held for investment	--	--	138
Cash provided by (used in) discontinued operations:
Real estate acquired for resale	1,235	78	(1,610)
Real estate held for investment	666	3,618	5,728
Investment in real estate acquired for resale	--	(9)	(29,886)
Proceeds from sales of real estate acquired for resale	1,987	31,455	119,790
Collection of notes receivable by Crest	129	87	651
Change in assets and liabilities:
Accounts receivable and other assets	3,607	(930)	(49)
Accounts payable, accrued expenses and other liabilities	856	1,675	21,675
Net cash provided by operating activities	226,707	246,155	318,169
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties:
Continuing operations	170	439	4,370
Discontinued operations	15,425	24,191	7,014
Acquisition of and improvements to investment properties	(60,459)	(194,106)	(506,360)
Intangibles acquired in connection with acquisitions of investment properties	(860)	(397)	(997)
Restricted escrow funds acquired in connection with acquisitions of investment properties	--	--	(2,648)
Net cash used in investing activities	(45,724)	(169,873)	(498,621)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(178,008)	(169,655)	(157,659)
Cash dividends to preferred stockholders	(24,253)	(24,253)	(24,583)
Principal payment on notes payable	(20,000)	(100,000)	--
Proceeds from common stock offerings, net	--	74,425	--
Debt issuance costs	--	(3,196)	--
Proceeds from notes issued, net	--	--	544,397
Borrowings from lines of credit	4,600	--	407,800
Payments under lines of credit	--	--	(407,800)
Proceeds from preferred stock offerings, net	--	--	9
Other items	(111)	111	816
Net cash (used in) provided by financing activities	(217,772)	(222,568)	362,980
Net (decrease) increase in cash and cash equivalents	(36,789)	(146,286)	182,528
Cash and cash equivalents, beginning of year	46,815	193,101	10,573
Cash and cash equivalents, end of year	$10,026	$46,815	$193,101

For supplemental disclosures, see note 13.
The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2009, 2008 and 2007

1.         Organization and Operation

Realty Income Corporation (“Realty Income,” the “Company,” “we", “our” or "us") is organized as a Maryland corporation. We invest in commercial retail real estate and have elected to be taxed as a real estate investment trust ("REIT").

At December 31, 2009, we owned 2,339 properties, located in 49 states, containing over 19.1 million leasable square feet, along with three properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. ("Crest"). Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code").

Information with respect to number of properties, square feet, average initial lease term and weighted average contractual lease rate is unaudited.

2.	Summary of Significant Accounting Policies and Procedures and Recent Accounting Pronouncements

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

The following reconciles our net income available to common stockholders to taxable income (dollars in thousands):
	2009(1)	2008	2007
Net income available to common stockholders	$106,874	$107,588	$116,156
Preferred stock cash dividends	24,253	24,253	24,583
Depreciation and amortization timing differences	27,094	28,624	22,668
Tax gain on the sales of real estate less than book gain	(5,436)	(4,518)	--
Tax loss on the sale of real estate less than book gain	--	--	(3,839)
Dividends received from Crest	--	2,500	3,300
Elimination of net revenue and expenses from Crest	378	270	(6,677)
Adjustment for share-based compensation	1,824	2,270	314
Adjustment for straight-line rent	(1,117)	(1,997)	(1,217)
Adjustment for an increase (decrease) in prepaid rent	1,273	(1,226)	5,608
Other adjustments	(191)	(321)	(453)
Taxable net income, before our dividends paid deduction	$154,952	$157,443	$160,443

(1)	The 2009 information presented is a reconciliation of our net income available to common stockholders to estimated taxable net income.

We regularly analyze our various federal and state filing positions and only recognize the income tax effect in our financial statements when certain criteria regarding uncertain income tax positions have been met. We believe that our income tax positions would more likely than not be sustained upon examination by all relevant taxing authorities. Therefore, no reserves for uncertain income tax positions have been recorded in our financial statements.

Absent an election to the contrary, if a REIT acquires property that is or has been owned by a C corporation in a transaction in which the tax basis of the property in the hands of the REIT is determined by reference to the tax basis of the property in the hands of the C corporation, and the REIT recognizes gain on the disposition of such property during the 10 year period beginning on the date on which it acquired the property, then the REIT will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of the fair market value of the property over the REIT’s adjusted basis in the property, in each case determined as of the date the REIT acquired the property. In August 2007, we acquired 100% of the stock of a C corporation that owned real property. At the time of acquisition, the C corporation became a Qualified REIT Subsidiary, was deemed to be liquidated for Federal income tax purposes, and the real property was deemed to be transferred to us with a carryover tax basis. As of December 31, 2009, we have built-in gains of $60 million with respect to such property. We do not expect that we will be required to pay income tax on the built-in gains in these properties during the ten-year period ending August 28, 2017. It is our intent, and we have the ability, to defer any dispositions of these properties to periods when the related gains would not be subject to the built-in gain income tax or otherwise to defer the recognition of the built-in gain related to these properties. However, our plans could change and it may be necessary to dispose of one or more of these properties in a taxable transaction before August 28, 2017, in which case we would be required to pay corporate level tax with respect to the built-in gains on these properties as described above.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	2009	2008	2007
Weighted average shares used for the basic net income per share computation	103,577,507	101,178,191	100,195,031
Incremental shares from share-based compensation	3,546	31,692	138,935
Adjusted weighted average shares used for diluted net income per share computation	103,581,053	101,209,883	100,333,966
Unvested shares from share-based compensation that were anti-dilutive	542,368	614,917	243,631

No stock options were anti-dilutive in 2009, 2008 or 2007.

Other Assets. Other assets consist of the following (dollars in thousands) at:

December 31,	2009	2008
Notes receivable issued in connection with Crest property sales	$22,214	$22,344
Deferred bond financing costs, net	11,899	13,249
Value of in-place and above-market leases, net	10,928	10,534
Prepaid expenses	7,738	4,244
Escrow deposits for Section 1031 tax-deferred exchanges	4,479	3,174
Credit facility organization costs, net	1,470	2,552
Corporate assets, net of accumulated depreciation and amortization	1,058	1,277
Other items	491	7
	$60,277	$57,381

Distributions Payable. Distributions payable consist of the following declared distributions (dollars in thousands) at:

December 31,	2009	2008
Common stock distributions	$14,905	$14,772
Preferred stock dividends	2,021	2,021
	$16,926	$16,793

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses consist of the following (dollars in thousands) at:

December 31,	2009	2008
Bond interest payable	$25,972	$26,706
Other items	12,473	11,321
	$38,445	$38,027

Other Liabilities. Other liabilities consist of the following (dollars in thousands) at:

December 31,	2009	2008
Rent received in advance	$10,341	$9,083
Security deposits	4,334	3,937
Value of below-market leases, net	2,132	1,678
	$16,807	$14,698

Discontinued Operations. Realty Income's operations from seven investment properties classified as held for sale at December 31, 2009, plus properties sold in 2009, 2008 and 2007, are reported as discontinued operations. Their respective results of operations have been reclassified as "income from discontinued operations, real estate held for investment" on our consolidated statements of income. We do not depreciate properties that are classified as held for sale.

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

The following is a summary of Crest’s "income from discontinued operations, real estate acquired for resale" on our consolidated statements of income (dollars in thousands):

Crest’s income from discontinued operations, real estate acquired for resale	2009	2008	2007
Rental revenue	$246	$1,830	$8,165
Other revenue	1,403	914	190
Gain on sales of real estate acquired for resale	--	4,642	12,319
Interest expense	(595)	(1,797)	(6,201)
General and administrative expense	(336)	(511)	(691)
Property expenses	(128)	(133)	(40)
Provisions for impairment	(277)	(3,374)	--
Depreciation(1)	--	(771)	--
Income taxes	645	(225)	(3,039)
Income from discontinued operations, real estate acquired for resale by Crest	$958	$575	$10,703

(1)	Depreciation was recorded on one property that was classified as held for investment. This property was sold in 2008.

The following is a summary of Realty Income’s "income from discontinued operations, from real estate held for investment" on our consolidated statements of income (dollars in thousands):

Realty Income’s income from discontinued operations, real estate held for investment	2009	2008	2007
Gain on sales of investment properties	$8,044	$13,314	$1,724
Rental revenue	1,178	3,831	5,907
Other revenue	35	96	6
Depreciation and amortization	(564)	(1,093)	(1,390)
Property expenses	(547)	(309)	(185)
Provisions for impairment	(110)	--	(134)
Income from discontinued operations, real estate held for investment	$8,036	$15,839	$5,928

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

Total discontinued operations	2009	2008	2007
Real estate acquired for resale by Crest	$958	$575	$10,703
Real estate held for investment	8,036	15,839	5,928
Income from discontinued operations	$8,994	$16,414	$16,631
Per common share, basic and diluted	$0.09	$0.16	$0.17

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

We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay, when determining collectibility of accounts receivable and appropriate allowances to record. Our allowance for doubtful accounts at December 31, 2009 was $865,000 and at December 31, 2008 was $637,000.

Other revenue includes non-operating interest earned from investments in money market funds and other notes of $51,000 in 2009, $1.4 million in 2008 and $3.6 million in 2007.

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

Gain on Sales of Properties. When real estate is sold, the related net book value of the applicable assets is removed and a gain from the sale is recognized in our consolidated statements of income. We generally record a gain from the sale of real estate provided that various criteria, relating to the terms of the sale and any subsequent involvement by us with the real estate, have been met.

Allocation of the Purchase Price of Real Estate Acquisitions. When acquiring a property for investment purposes, we allocate the fair value of real estate acquired with in-place operating leases to: 1) land, 2) building and improvements, and 3) identified intangible assets and liabilities, based in each case on their fair values. Intangible assets and liabilities consist of above-market and below-market leases, the value of in-place leases and tenant relationships.

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

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are as follows:

Buildings                                                                  25 years
Building improvements                                               4 to 15 years
Tenant improvements and lease commissions             The shorter of the term of the related lease or useful life
Acquired in-place leases                                            Remaining terms of the respective leases

Provisions for Impairment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, a provision for impairment is recorded if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we estimate in this analysis include projected rental rates, capital expenditures and property sales capitalization rates. Additionally, a property classified as held for sale is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell.

In 2009, we recorded a provision for impairment of $110,000 on one retail investment property in the convenience store industry, which is held for sale. This provision for impairment is included in "income from discontinued operations, real estate held for investment" on our consolidated statement of income for 2009. Additionally, in 2009, Crest recorded total provisions for impairment of $277,000 on three retail properties held for sale at December 31, 2009 and two properties which were sold in 2009. These provisions for impairment are included in "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statement of income for 2009.

No provisions for impairment were recorded by Realty Income in 2008. In 2008, Crest recorded total provisions for impairment of $3.4 million on three retail properties, which were held for sale at December 31, 2008. These provisions for impairment are included in "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statement of income for 2008.

In 2007, we recorded a provision for impairment of $134,000 on one retail investment property in the motor vehicle industry.  This provision for impairment is included in “income from discontinued operations, real estate held for investment” on our consolidated statement of income for 2007.  In 2007, we also recorded a provision for impairment of $138,000 on one retail investment property in the consumer electronics industry.  This provision for impairment is included in "property expense" on our consolidated statement of income for 2007.  No provisions for impairment were recorded by Crest in 2007.

Asset Retirement Obligations. We analyze our future legal obligations associated with the other-than-temporary removal of tangible long-lived assets, also referred to as asset retirement obligations. When we determine that we have a legal obligation to provide services upon the retirement of a tangible long-lived asset, we record a liability for this obligation based on the estimated fair market value of this obligation and adjust the carrying amount of the related long-lived asset by the same amount. This asset is amortized over its estimated useful life. The estimated fair value of the asset retirement obligation is calculated by discounting the future cash flows using a credit-adjusted risk-free interest rate.

Goodwill. Goodwill is tested for impairment during the second quarter of each year as well as when events or circumstances occur indicating that our goodwill might be impaired.  We did not record any new goodwill or impairment on our existing goodwill during 2009, 2008 or 2007.

Sales Taxes. We collect and remit sales taxes assessed by different governmental authorities that are both imposed on and concurrent with a revenue-producing transaction between us and our tenants. We report the collection of these taxes on a net basis (excluded from revenues). The amounts of these taxes are not significant to our financial position or results of operations.

Use of Estimates. The consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles, or GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Impact of Recent Accounting Pronouncements. In August 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-05, Fair Value Measurements and Disclosures. ASU No. 2009-05, which became effective for us in 2009, provides clarification to measuring the fair value of a liability. In circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value by using either (1) a valuation technique that uses quoted prices for identical or similar liabilities or (2) another valuation technique, such as a present value technique or a technique that is based on the amount paid or received by the reporting entity to transfer an identical liability. ASU No. 2009-05 only applies to our disclosures in note 12 related to the estimated fair value of our notes payable and did not have a significant impact on our footnote disclosures.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Effective for interim and annual reporting periods beginning after December 15, 2009, this ASU requires new disclosures and clarifies existing disclosure requirements about fair value measurement. ASU No. 2010-06 only applies to our disclosures in note 12 related to the estimated fair values of our notes payable and notes receivable and is not expected to have a significant impact on our footnote disclosures.

Reclassifications. Certain of the 2008 and 2007 balances have been reclassified to conform to the 2009 presentation.

3.           Retail Properties Acquired

We acquire land, buildings and improvements that are used by retail operators.

A.  During 2009, Realty Income invested $57.9 million in 16 new properties with an initial weighted average contractual lease rate of 9.7%. These 16 properties are located in five states, contain over 278,000 leasable square feet, and are 100% leased with an average lease term of 17.9 years. The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base cash flow for the first year of each lease by the estimated total cost of the properties. In connection with these acquisitions, transaction costs of $62,000 were recorded to "general and administrative" expense on our consolidated statement of income for 2009.

In comparison, during 2008, Realty Income invested $189.6 million in 108 new retail properties and properties under development with an initial weighted average contractual lease rate of 8.7%. These 108 properties are located in 14 states, contain over 714,000 leasable square feet, and are 100% leased with an average lease term of 20.6 years.

B.  During 2009 and 2008, Crest did not invest in any new retail properties.

C.  Crest’s property inventory at December 31, 2009 consisted of three properties valued at $3.8 million, and at December 31, 2008, consisted of five properties valued at $6.0 million. These amounts are included on our consolidated balance sheets in "real estate held for sale, net."

D.  Of the $57.9 million invested by Realty Income in 2009, $10.5 million was used to acquire three retail properties with existing leases. Realty Income recorded $1.4 million as the intangible value of the in-place leases, $150,000 as the intangible value of above-market leases and $655,000 as the intangible value of below-market leases for 2009. The value of the in-place and above-market leases are recorded to "other assets" on our consolidated balance sheet, as of December 31, 2009, and the value of the below-market leases are recorded to "other liabilities" on our consolidated balance sheet as of December 31, 2009. All of these amounts are amortized over the life of the respective leases.

Of the $189.6 million invested by Realty Income in 2008, $10.0 million was used to acquire two retail properties with existing leases. Realty Income recorded $397,000 as the intangible value of the in-place leases for 2008.  This amount is recorded to "other assets" on our consolidated balance sheets and amortized over the life of the respective leases.

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

In May 2008, as a result of entering into our current credit facility, we incurred $3.2 million of credit facility origination costs that were capitalized and are being amortized over three years. Included in "other assets" on our consolidated balance sheets, at December 31, 2009, is $1.5 million of the $3.2 million, and at December 31, 2008, is $2.6 million.

In 2009, we did not utilize our credit facility until December and we did not utilize our credit facility during 2008. Our average borrowing rate on our credit facility during December 2009 was 1.2% and during 2007 was 6.0%. Our effective borrowing rate at December 31, 2009 was 1.2% and at December 31, 2008 was 1.4%. Our current and prior credit facilities are and were subject to various leverage and interest coverage ratio limitations. We are and have been in compliance with these covenants.

5.           Notes Payable

A.	General

Our senior unsecured note obligations consist of the following, sorted by maturity date, (dollars in millions):

December 31,	2009	2008
8% notes, issued in January 1999 and due in January 2009	$--	$20.0
5.375% notes, issued in March 2003 and due in March 2013	100.0	100.0
5.5% notes, issued in November 2003 and due in November 2015	150.0	150.0
5.95% notes, issued in September 2006 and due in September 2016	275.0	275.0
5.375% notes, issued in September 2005 and due in September 2017	175.0	175.0
6.75% notes, issued in September 2007 and due in August 2019	550.0	550.0
5.875% bonds, issued in March 2005 and due in March 2035	100.0	100.0
	$1,350.0	$1,370.0

The following table summarizes the maturity of our notes payable as of December 31, 2009 (dollars in millions):

Year of Maturity	Notes
2010	$--
2011	--
2012	--
2013	100.0
2014	--
Thereafter	1,250.0
Totals	$1,350.0
Interest incurred on all of the notes for 2009 was $82.5 million, for 2008 was $91.2 million and for 2007 was $67.1 million. The interest rate on each of these notes is fixed.

Our outstanding notes are unsecured; accordingly, we have not pledged any assets as collateral for these or any other obligations. Interest on all of the senior note obligations is paid semiannually.

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

On their maturity date in November 2008, we redeemed, using proceeds from our September 2008 common stock offering and cash on hand, all of our outstanding 8.25% senior notes issued in October 1998 (the "2008 Notes") at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest.

C.	Note Issuance

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

6.           Common Stock Offerings

In September 2008, we issued 2.925 million shares of common stock at a price of $26.82 per share. The net proceeds of approximately $74.4 million were used, along with our available cash on hand, to redeem the $100 million outstanding principal amount of our 2008 Notes in November 2008.

7.           Preferred Stock

A.           In 2004, we issued 5.1 million shares of 7.375% Monthly Income Class D cumulative redeemable preferred stock. In May 2009, the Class D preferred shares became redeemable, at our option, for $25 per share. During 2009, 2008 and 2007, we paid twelve monthly dividends to holders of our Class D preferred stock totaling $1.8437508 per share, or $9.4 million, and at December 31, 2009, a monthly dividend of $0.1536459 per share was payable and was paid in January 2010.

B.           In 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E cumulative redeemable preferred stock. Beginning December 7, 2011, the Class E preferred shares are redeemable, at our option, for $25 per share. During both 2009 and 2008, we paid twelve monthly dividends to holders of our Class E preferred stock totaling $1.6875 per share, or $14.9 million, and at December 31, 2009, a monthly dividend of $0.140625 per share was payable and was paid in January 2010. During 2007, we paid twelve monthly dividends to holders of our Class E preferred stock totaling $1.725 per share, or $15.2 million. In January 2007, we paid the first Class E preferred dividend of $0.178125 per share, which covered a period of 38 days.

8.           Distributions Paid and Payable

A.	Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of monthly distributions paid per common share for the years:

Month	2009	2008	2007
January	$0.1417500	$0.136750	$0.126500
February	0.1417500	0.136750	0.126500
March	0.1417500	0.136750	0.126500
April	0.1420625	0.137375	0.127125
May	0.1420625	0.137375	0.127125
June	0.1420625	0.137375	0.127125
July	0.1423750	0.138000	0.127750
August	0.1423750	0.138000	0.127750
September	0.1423750	0.140500	0.135500
October	0.1426875	0.141125	0.136125
November	0.1426875	0.141125	0.136125
December	0.1426875	0.141125	0.136125
Total	$1.7066250	$1.662250	$1.560250

The following presents the federal income tax characterization of distributions paid or deemed to be paid per common share for the years:

	2009	2008	2007
Ordinary income	$1.2739214	$1.2681285	$1.3847719
Nontaxable distributions	0.4113034	0.3121490	0.1754781
Capital gain	0.0214002	0.0819725	--
Totals	$1.7066250	$1.6622500	$1.5602500

At December 31, 2009, a distribution of $0.143 per common share was payable and was paid in January 2010. At December 31, 2008, a distribution of $0.14175 per common share was payable and was paid in January 2009.

B.	Class D Preferred Stock

Dividends of $0.1536459 per share are paid monthly in arrears on the Class D preferred stock. We declared dividends to holders of our Class D preferred stock totaling $9.4 million in 2009, 2008 and 2007, respectively.

The following presents the federal income tax characterization of dividends paid per share to our Class D preferred stockholders for the years:

	2009	2008	2007
Ordinary income	$1.8206316	$1.7528280	$1.8437508
Capital gain	0.0231192	0.0909228	--
Totals	$1.8437508	$1.8437508	$1.8437508

C.	Class E Preferred Stock

Dividends of $0.140625 per share are paid monthly in arrears on the Class E preferred stock.  We declared dividends to holders of our Class E preferred stock totaling $14.9 million in 2009, 2008 and 2007. The first Class E dividend was paid in January 2007.

The following presents the federal income tax characterization of dividends paid per share to our Class E preferred stockholders for the years:

	2009	2008	2007
Ordinary income	$1.6663392	$1.6042824	$1.7250000
Capital gain	0.0211608	0.0832176	--
Totals	$1.6875000	$1.6875000	$1.7250000

9.           Operating Leases

A.    At December 31, 2009, we owned 2,339 properties in 49 states, plus an additional three properties owned by Crest. Of the 2,339 properties, 2,328, or 99.5%, are single-tenant, retail properties and the remaining 11 are multi-tenant, distribution and office properties. At December 31, 2009, 75 properties were vacant and available for lease or sale.

Substantially all leases are net leases where the tenant pays property taxes and assessments, maintains the interior and exterior of the building and leased premises, and carries insurance coverage for public liability, property damage, fire and extended coverage.

Rent based on a percentage of a tenants’ gross sales (percentage rents) for 2009 was $1.3 million, for 2008 was $1.3 million and for 2007 was $851,000, including amounts recorded to discontinued operations of $22,000 in 2008 and $55,000 in 2007.

At December 31, 2009, minimum future annual rents to be received on the operating leases for the next five years and thereafter are as follows (dollars in thousands):

2010	$320,273
2011	310,454
2012	297,332
2013	281,468
2014	264,021
Thereafter	2,223,917
Total	$3,697,465

B.           Major Tenants – No individual tenant’s rental revenue, including percentage rents, represented more than 10% of our total revenue for each of the years ended December 31, 2009, 2008 or 2007.

10.           Gain on Sales of Real Estate Acquired for Resale by Crest

In 2009, Crest sold two properties for $2.0 million, which resulted in no gain. In 2008, Crest sold 25 properties for $50.7 million, which resulted in a gain of $4.6 million. In 2008, as part of two sales, Crest provided buyer financing of $19.2 million. In 2007, Crest sold 62 properties for $123.6 million, which resulted in a gain of $12.3 million. In 2007, as part of two sales, Crest provided buyer financing of $3.8 million, of which $619,000 was paid in full in November 2007. Crest’s gains on sales are reported before income taxes and are included in discontinued operations.

11.           Gain on Sales of Investment Properties by Realty Income

In 2009, we sold 25 investment properties for $20.3 million, which resulted in a gain of $8.0 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, we received proceeds of $170,000 from the sale of excess land from one property, which resulted in a gain of $15,000. This gain is included in "other revenue" on our consolidated statement of income for 2009 because this excess land was associated with a property that continues to be owned as part of our core operations.

In 2008, we sold 29 investment properties for $27.4 million, which resulted in a gain of $13.3 million. The results of operations for these properties have been reclassified as discontinued operations.  Additionally, we received proceeds of $439,000 from the sale of excess land from one property, which resulted in a gain of $236,000. This gain is included in “other revenue” on our consolidated statement of income for 2008 because this excess land was associated with a property that continues to be owned as part of our core operations.

In 2007, we sold ten investment properties for $7.0 million, which resulted in a gain of $1.7 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, we sold excess land and improvements from five properties for an aggregate of $4.4 million, which resulted in a gain of $1.8 million. This gain is reported in “other revenue” on our consolidated statement of income for 2007 because these improvements and excess land were associated with properties that continue to be owned as part of our core operations.

12.           Fair Value of Financial Instruments

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

We believe that the carrying values reflected in our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for the notes receivable issued in connection with property sales and the notes payable, which are disclosed below (dollars in millions):

	Carrying value per	Estimated fair
At December 31, 2009	balance sheet	market value
Notes receivable issued in connection with Crest property sales	$22.2	$20.0
Notes payable	$1,350.0	$1,276.4

	Carrying value per	Estimated fair
At December 31, 2008	balance sheet	market value
Notes receivable issued in connection with Crest property sales	$22.3	$21.9
Notes payable	$1,370.0	$949.4

The estimated fair value of the notes receivable issued in connection with property sales has been calculated by discounting the future cash flows using an interest rate based upon the current 5-year, 7-year, or 10-year Treasury yield curve, plus an applicable credit-adjusted spread. The notes receivable were issued in connection with the sale of three Crest properties. Payments to us on these notes receivable are current and no allowance for doubtful accounts has been recorded for them.

The estimated fair value of the notes payable is based upon indicative market prices and recent trading activity of our notes payable.

13.           Supplemental Disclosures of Cash Flow Information

Interest paid in 2009 was $83.2 million, in 2008 was $90.3 million and in 2007 was $56.7 million.

Interest capitalized to properties under development in 2009 was $5,000, in 2008 was $92,000 and in 2007 was $993,000.

Income taxes paid by Realty Income and Crest in 2009 were $1.2 million, in 2008 were $1.7 million and in 2007 were $4.3 million.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.	Share-based compensation expense for 2009 was $4.7 million, for 2008 was $5.0 million and for 2007 was $3.9 million.

B.	See “Provisions for Impairment” in note 2 for a discussion of provisions for impairments recorded by Realty Income and Crest.

C.	In 2008, Crest sold two properties for $23.5 million and received notes totaling $19.2 million from the buyers, which are included in “other assets” on our consolidated balance sheets.

D.
In 2007, Crest sold two properties for an aggregate of $5.5 million and received notes totaling $3.8 million from the buyers, of which $619,000 was paid in full in November 2007. The remaining note is included in “other assets” on our consolidated balance sheets.

E.
At December 31, 2009, Realty Income had escrow deposits of $4.5 million held for tax-deferred exchanges under Section 1031 of the Code. The $4.5 million is included in "other assets" on our consolidated balance sheet at December 31, 2009.

F.
At December 31, 2008, Realty Income had escrow deposits of $3.2 million held for tax-deferred exchanges under Section 1031 of the Code.  The $3.2 million is included in “other assets” on our consolidated balance sheet at December 31, 2008.

G.
At December 31, 2009, Realty Income recorded $1.5 million for a new environmental insurance policy, which supplements its primary insurance policy.  The $1.5 million is included in "other assets" and "accounts payable and accrued expenses" on our consolidated balance sheet at December 31, 2009.

H.
In 2009, Realty Income and Crest amended certain prior year state tax returns and determined that it is more-likely-than-not that we will be collecting refunds in the future as a result of these amendments.  As a result of this, in 2009, Realty Income recorded a tax receivable of $454,000 and Crest recorded a tax receivable of $303,000.

I.
In accordance with our policy, we recorded adjustments to our estimated legal obligations related to asset retirement obligations on two land leases in the following amounts: a reduction of $63,000 in 2009 and increases of $335,000 in 2008 and $239,000 in 2007. These asset retirement obligations account for the difference between our obligations to the landlord under the two land leases and our subtenant’s obligations to us under the subleases.

J.
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

15.           Common Stock Incentive Plan

In 2003, our Board of Directors adopted, and stockholders approved, the 2003 Incentive Award Plan of Realty Income Corporation (the "Stock Plan") to enable us to attract and retain the services of directors, employees and consultants, considered essential to our long-term success. The Stock Plan offers our directors, employees and consultants an opportunity to own stock in Realty Income and/or rights that will reflect our growth, development and financial success. The Stock Plan was amended and restated by our Board of Directors in February 2006 and in May 2007. Under the terms of this plan, the aggregate number of shares of our common stock subject to options, stock purchase rights (SPR), stock appreciation rights (SAR) and other awards will be no more than 3,428,000 shares. The maximum number of shares that may be subject to options, SPR, SAR and other awards granted under the plan to any individual in any calendar year may not exceed 1,600,000 shares. This plan has a term of 10 years from the date it was adopted by our Board of Directors, which was March 12, 2003. To date, we have not issued any SPR or SAR.

The amount of share-based compensation costs recognized in "general and administrative expense" on our consolidated statements of income during 2009 was $4.7 million, during 2008 was $5.0 million and during 2007 was $3.9 million.

The following table summarizes our common stock grant activity under our Stock Plan. Our common stock grants vest over periods ranging from immediately to 10 years.

	2009		2008		2007
	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)	Number of shares	Weighted average price(1)
Outstanding nonvested shares, beginning of year	994,453	$19.70	994,572	$19.46	868,726	$17.96
Shares granted	142,860	22.86	249,447	26.63	276,631	27.64
Shares vested	(214,521)	23.14	(188,215)	21.96	(149,284)	20.94
Shares forfeited	(69,558)	25.95	(61,351)	22.13	(1,501)	24.81
Outstanding nonvested shares, end of year	853,234	$19.14	994,453	$19.70	994,572	$19.46

(1)	Grant date fair value.

During 2009, we issued 142,860 shares of common stock under our Stock Plan. These shares vest over the following service periods: 25,000 vested immediately, 14,500 vest over a service period of three years and 103,360 vest over a service period of five years.

The vesting schedule for shares granted to non-employee directors is as follows:

●	For directors with less than six years of service at the date of grant, shares vest in 33.33% increments on each of the first three anniversaries of the date the shares of stock are granted;
●	For directors with six years of service at the date of grant, shares vest in 50% increments on each of the first two anniversaries of the date the shares of stock are granted;
●	For directors with seven years of service at the date of grant, shares are 100% vested on the first anniversary of the date the shares of stock are granted; and
●	For directors with eight or more years of service at the date of grant, there is immediate vesting as of the date the shares of stock are granted.

In August 2008, our Board of Directors approved a new vesting schedule for shares granted to employees after August 20, 2008. The reason for this change was to provide a shorter vesting period for employees who were closer to the age of retirement, and to adjust the vesting period for employees age 55 and below to be more in line with comparable vesting schedules in the market. The new vesting schedule for shares granted to employees is as follows:

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

As of December 31, 2009, the remaining unamortized share-based compensation expense totaled $16.3 million, which is being amortized on a straight-line basis over the service period of each applicable award. The amount of share-based compensation is based on the fair value of the stock at the grant date. We define the grant date as the date the recipient and Realty Income have a mutual understanding of the key terms and condition of the award, and the recipient of the grant begins to benefit from, or be adversely affected by, subsequent changes in the price of the shares.

The effect of pre-vesting forfeitures on our recorded expense has historically been negligible. Any future pre-vesting forfeitures are also expected to be negligible, and we will record the benefit related to such forfeitures as they occur. Under the terms of our Stock Plan, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, given the negligible historical and prospective forfeiture rate determined by us, we did not record any amount to compensation expense related to dividends paid in 2009, 2008 or 2007.

No stock options were granted after January 1, 2002, all outstanding options were fully vested as of December 31, 2006, and 2006 represented the last year for which we recorded expense on our stock option awards. Stock options were granted with an exercise price equal to the underlying stock’s fair market value at the date of grant. Stock options expire ten years from the date they are granted and vested over service periods of one, three, four or five years.

The following table summarizes our stock option activity for the years:

	2009		2008		2007
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding options, beginning of year	21,294	$13.33	45,007	$12.71	106,368	$13.06
Options exercised	(15,448)	12.81	(23,713)	12.15	(61,361)	13.32
Outstanding and exercisable options, end of year	5,846	$14.70	21,294	$13.33	45,007	$12.71

At December 31, 2009, the options outstanding and exercisable had an exercise price of $14.70, an expiration date of December 2011 and a remaining term of 2.0 years.

The intrinsic value of a stock option is the amount by which the market value of the underlying stock at December 31 of each year exceeds the exercise price of the option. The market value of our stock was $25.91, $23.15 and $27.02 at December 31, 2009, 2008 and 2007, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $157,000, $319,000 and $904,000, respectively. The aggregate intrinsic value of options outstanding and exercisable was $66,000, $209,000 and $644,000 at December 31, 2009, 2008 and 2007, respectively.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of December 31, 2009 (dollars in thousands):

Assets, as of December 31:	2009	2008
Segment net real estate:
Automotive service	$105,085	$107,942
Automotive tire services	201,233	207,409
Child care	77,769	83,844
Convenience stores	477,555	472,588
Drug stores	141,057	145,919
Health and fitness	197,820	167,658
Motor vehicle dealerships	91,690	94,883
Restaurants	729,489	751,466
Sporting goods	63,665	65,657
Theaters	290,386	299,690
21 non-reportable segments	441,133	465,097
Total segment net real estate	2,816,882	2,862,153
Other intangible assets - Automotive tire service	647	706
Other intangible assets - Drug stores	6,066	6,727
Other intangible assets - Grocery stores	860	911
Other intangible assets - Health and fitness	845	--
Other intangible assets - Theaters	1,885	2,190
Other intangible assets - non-reportable segments	625	--
Goodwill – Automotive service	1,338	1,338
Goodwill – Child care	5,353	5,353
Goodwill – Convenience stores	2,074	2,074
Goodwill – Home furnishings	1,557	1,557
Goodwill – Restaurants	3,779	3,779
Goodwill – non reportable segments	3,105	3,105
Other corporate assets	69,771	104,286
Total assets	$2,914,787	$2,994,179

	Revenue
For the years ended December 31,	2009	2008	2007
Segment rental revenue:
Automotive service	$15,735	$15,817	$15,047
Automotive tire services	22,616	22,040	21,113
Child care	23,761	24,247	23,129
Convenience stores	55,114	51,949	40,727
Drug stores	13,727	13,125	7,632
Health and fitness	19,280	18,390	14,874
Motor vehicle dealerships	8,837	9,290	8,640
Restaurants	69,456	70,986	59,058
Sporting goods	8,363	8,480	8,265
Theaters	30,078	29,640	26,120
21 non-reportable segments(1)	59,178	61,932	60,528
Total rental revenue	326,145	325,896	285,133
Other revenue	1,436	1,877	6,350
Total revenue	$327,581	$327,773	$291,483

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

At December 31, 2009, we have contingent payments of $1.2 million for tenant improvements and leasing costs. In addition, we have committed $295,000 under construction contracts, which is expected to be paid in the next six months.

We have certain properties that are subject to ground leases which are accounted for as operating leases.  At December 31, 2009, minimum future rental payments for the next five years and thereafter are as follows (dollars in thousands):
	Ground Leases Paid by Realty Income (1)	Ground Leases Paid by Our Tenants (2)	Total
2010	$82	$3,750	$3,832
2011	69	3,736	3,805
2012	69	3,627	3,696
2013	69	3,485	3,554
2014	69	3,250	3,319
Thereafter	832	37,662	38,494
Total	$1,190	$55,510	$56,700

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

18.           Subsequent Events

We evaluated all events subsequent to the balance sheet date of December 31, 2009, through February 10, 2010, which is the date our consolidated financial statements were issued. We determined that no subsequent events require disclosure or adjustment to the consolidated financial statements, except as follows:

In January 2010 and February 2010, we declared the following dividends, which will be paid in February 2010 and March 2010, respectively:

●	$0.143 per share to our common stockholders;
●	$0.1536459 per share to our Class D preferred stockholders; and
●	$1.675 per share to our Class E preferred stockholders.

REALTY INCOME CORPORATION AND SUBSIDIARIES
Consolidated Quarterly Financial Data

(dollars in thousands, except per share data)
(not covered by Report of Independent Registered Public Accounting Firm)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year(2)
2009(1)
Total revenue	$82,558	$81,376	$81,851	$81,796	$327,581
Depreciation and amortization expense	22,787	22,826	22,845	22,925	91,383
Interest expense	21,410	21,367	21,374	21,377	85,528
Other expenses	8,405	7,136	6,540	6,456	28,537
Income from continuing operations	29,956	30,047	31,092	31,038	122,133
Income from discontinued operations	128	2,513	2,060	4,293	8,994
Net income	30,084	32,560	33,152	35,331	131,127
Net income available to common stockholders	24,021	26,497	27,089	29,268	106,874
Net income per common share: Basic and diluted	0.23	0.26	0.26	0.28	1.03
Dividends paid per common share	0.4252500	0.4261875	0.4271250	0.4280625	1.7066250

2008(1)
Total revenue	$82,050	$81,589	$81,932	$82,203	$327,773
Depreciation and amortization expense	21,920	22,616	22,669	22,735	89,941
Interest expense	23,386	23,929	23,915	22,726	93,956
Other expenses	7,150	7,233	7,115	6,954	28,449
Income from continuing operations	29,594	27,811	28,233	29,788	115,427
Income from discontinued operations	167	5,240	6,464	4,544	16,414
Net income	29,761	33,051	34,697	34,332	131,841
Net income available to common stockholders	23,698	26,988	28,634	28,269	107,588
Net income per common share: Basic and diluted	0.24	0.27	0.29	0.27	1.06
Dividends paid per common share	0.4102500	0.4121250	0.4165000	0.4233750	1.6622500

(1)
The consolidated quarterly financial data includes revenues and expenses from our continuing and discontinued operations. The results of operations related to certain properties, classified as held for sale or disposed of, have been reclassified to income from discontinued operations. Therefore, some of the information may not agree to our previously filed 10-Qs.

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

Item 9A:                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of and for the year ended December 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting
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

Submitted on February 10, 2010 by,

Thomas A Lewis, Chief Executive Officer and Vice Chairman
Paul M. Meurer, Chief Financial Officer, Executive Vice President and Treasurer

Changes in Internal Controls
There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation in the fourth quarter of 2009. As of December 31, 2009, there were no material weaknesses in our internal controls, and therefore no corrective actions were taken.

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

Item 9B:                      Other Information

None.

PART III

Item 10:                      Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Board of Directors” and “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference. The Annual Meeting of Stockholders is presently scheduled to be held on May 12, 2010.

Item 11:                      Executive Compensation

The information required by this item is set forth under the caption “Executive Compensation” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12:                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 13:                      Certain Relationships, Related Transactions and Director Independence

The information required by this item is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14:                      Principal Accounting Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accounting Firm Fees and Services” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, and is incorporated herein by reference.

PART IV

Item 15:                      Exhibits and Financial Statement Schedules

A.           The following documents are filed as part of this report.

1.	Financial Statements (see Item 8)

a.     Report of Independent Registered Public Accounting Firm

b.     Consolidated Balance Sheets,
December 31, 2009 and 2008

c.     Consolidated Statements of Income,
Years ended December 31, 2009, 2008 and 2007

d.     Consolidated Statements of Stockholders’ Equity,
Years ended December 31, 2009, 2008 and 2007

e.     Consolidated Statements of Cash Flows,
Years ended December 31, 2009, 2008 and 2007

f.     Notes to Consolidated Financial Statements

g.     Consolidated Quarterly Financial Data,
(unaudited) for 2009 and 2008

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

3.2
Amended and Restated Bylaws of the Company dated December 12, 2007 (filed as exhibit 3.1 to the Company's Form 8-K, filed on December 13, 2007 and dated December 12, 2007 and incorporated herein by reference), as amended on May 13, 2008 (amendment filed as exhibit 3.1 to the Company’s Form 8-K, filed on May 14, 2008 and dated May 13, 2008, and incorporated herein by reference).

3.3
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock (filed as exhibit 3.8 to the Company’s Form 8-A, filed on May 25, 2004 and incorporated herein by reference).

3.4
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating additional shares of the 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock (filed as exhibit 3.2 to the Company's Form 8-K, filed on October 19, 2004 and dated October 12, 2004, and incorporated herein by reference).

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

10.10	Form of Restricted Stock Agreement (filed as exhibit 10.2 to the Company’s Form 10-Q, for the quarter ended June 30, 2007 and incorporated herein by reference).

10.11	Credit Agreement dated May 15, 2008 (filed as exhibit 10.1 to the Company’s Form 8-K, filed on May 16, 2008 and dated May 15, 2008 and incorporated herein by reference).

10.12
Amended and Restated Form of Employment Agreement between the Company and its Executive Officers (filed as exhibit 10.1 to the Company’s Form 8-K, filed on January 7, 2010 and dated January 5, 2010 and incorporated herein by reference).

Statement of Ratios

*12.1	Statements re computation of ratios.

Subsidiaries of the Registrant

*21.1	Subsidiaries of the Company as of February 10, 2010.

Consents of Experts and Counsel

*23.1	Consent of Independent Registered Public Accounting Firm.

Certifications

*31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

*31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

*32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

By:       /s/THOMAS A. LEWIS                                                      Date: February 10, 2010
Thomas A. Lewis
Vice Chairman of the Board of Directors,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        /s/DONALD R. CAMERON                                                       Date: February 10, 2010
Donald R. Cameron
Non-Executive Chairman of the Board of Directors

By:        /s/THOMAS A. LEWIS                                                             Date: February 10, 2010
Thomas A. Lewis
Vice Chairman of the Board of Directors,
Chief Executive Officer
(Principal Executive Officer)

By:        /s/KATHLEEN R. ALLEN, Ph.D.                                                            Date: February 10, 2010
Kathleen R. Allen, Ph.D.
Director

By:       /s/PRIYA CHERIAN HUSKINS                                                               Date: February 10, 2010
Priya Cherian Huskins
Director

By:       /s/MICHAEL D. MCKEE                                                            Date: February 10, 2010
Michael D. McKee
Director

By:       /s/GREGORY T. MCLAUGHLIN                                                              Date: February 10, 2010
Gregory T. McLaughlin
Director

By:       /s/RONALD L. MERRIMAN                                                                    Date: February 10, 2010
Ronald L. Merriman
Director

By:       /s/PAUL M. MEURER                                                             Date: February 10, 2010
Paul M. Meurer
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

By:       /s/GREGORY J. FAHEY                                                                        Date: February 10, 2010
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)

REALTY INCOME CORPORATION AND SUBSIDIARIES
SCHEDULE III REAL ESTATE AND ACCUMULATED DEPRECIATION

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Apparel Stores
Little Rock	AR	1,079,232	2,594,956	40,439	52,605	1,079,232	2,688,000	3,767,232	1,239,119		07/21/98	300
Mesa	AZ	619,035	867,013	1,760	43,549	619,035	912,322	1,531,357	411,523		02/11/99	300
Danbury	CT	1,096,861	6,217,688	43,163	None	1,096,861	6,260,851	7,357,712	3,087,358		09/30/97	300
Manchester	CT	771,660	3,653,539	1,661	None	771,660	3,655,200	4,426,860	1,723,532		03/26/98	300
Manchester	CT	1,250,464	5,917,037	3,555	None	1,250,464	5,920,592	7,171,056	2,791,623		03/26/98	300
Staten Island	NY	4,202,093	3,385,021	None	None	4,202,093	3,385,021	7,587,114	1,596,290		03/26/98	300

Automotive Collision Services
Highlands Ranch	CO	583,289	2,139,057	None	None	583,289	2,139,057	2,722,346	487,707	07/10/07	08/11/03	300
Littleton	CO	601,388	2,169,898	None	None	601,388	2,169,898	2,771,286	347,971	02/02/06	11/12/04	300
Parker	CO	678,768	2,100,854	None	None	678,768	2,100,854	2,779,622	485,743	02/20/04	07/03/03	300
Thornton	CO	693,323	1,896,616	None	128	693,323	1,896,744	2,590,067	380,558	10/05/04	10/15/03	300
Cumming	GA	661,624	1,822,363	None	None	661,624	1,822,363	2,483,987	453,884	09/18/03	12/31/02	300
Douglasville	GA	679,868	1,935,515	None	None	679,868	1,935,515	2,615,383	487,810	08/11/03	12/30/02	300
Morrow	GA	725,948	1,846,315	None	None	725,948	1,846,315	2,572,263	470,745	07/07/03	08/30/02	300
Peachtree City	GA	1,190,380	689,284	None	None	1,190,380	689,284	1,879,664	192,693	12/16/02	09/19/02	300
Ham Lake	MN	192,610	1,930,958	None	None	192,610	1,930,958	2,123,568	389,622	07/01/04	10/31/03	300
Cary	NC	610,389	1,492,235	None	None	610,389	1,492,235	2,102,624	216,374		05/25/06	300
Durham	NC	680,969	1,323,140	None	24	680,969	1,323,164	2,004,133	191,864		05/25/06	300
Wilmington	NC	378,813	1,150,679	None	None	378,813	1,150,679	1,529,492	204,252	07/15/05	12/21/04	300
Bartlett	TN	648,526	1,960,733	None	None	648,526	1,960,733	2,609,259	395,636	08/03/04	10/27/03	300

Automotive Parts
Millbrook	AL	108,000	518,741	4,157	211	108,000	523,109	631,109	227,361	12/10/98	01/21/99	300
Montgomery	AL	254,465	502,350	10,819	211	254,465	513,380	767,845	233,071		06/30/98	300
Wynne	AR	70,000	547,576	26,595	None	70,000	574,171	644,171	264,673	11/10/98	02/24/99	300
Phoenix	AZ	231,000	513,057	None	88	231,000	513,145	744,145	450,069		11/09/87	300
Phoenix	AZ	222,950	495,178	None	190	222,950	495,368	718,318	396,629		11/02/89	300
Tucson	AZ	194,250	431,434	None	None	194,250	431,434	625,684	379,888		10/30/87	300
Grass Valley	CA	325,000	384,955	None	None	325,000	384,955	709,955	329,256		05/20/88	300
Jackson	CA	300,000	390,849	6,775	96	300,000	397,720	697,720	334,041		05/17/88	300
Sacramento	CA	210,000	466,419	None	127	210,000	466,546	676,546	409,151		11/25/87	300
Turlock	CA	222,250	493,627	None	None	222,250	493,627	715,877	431,233		12/30/87	300
Denver	CO	141,400	314,056	None	146	141,400	314,202	455,602	275,557		11/18/87	300
Denver	CO	315,000	699,623	None	128	315,000	699,751	1,014,751	599,219		05/16/88	300
Littleton	CO	252,925	561,758	None	274	252,925	562,032	814,957	487,039		02/12/88	300
Smyrna	DE	232,273	472,855	None	None	232,273	472,855	705,128	215,150		08/07/98	300
Deerfield Beach	FL	475,000	871,738	2,420	16,071	475,000	890,229	1,365,229	375,729		01/29/99	300
Atlanta	GA	652,551	763,360	None	45,476	652,551	808,836	1,461,387	340,016		12/18/98	300
Council Bluffs	IA	194,355	431,668	None	None	194,355	431,668	626,023	369,690		05/19/88	300
Lewiston	ID	138,950	308,612	None	None	138,950	308,612	447,562	272,812		09/16/87	300
Moscow	ID	117,250	260,417	None	None	117,250	260,417	377,667	230,208		09/14/87	300
Peoria	IL	193,868	387,737	19,808	None	193,868	407,545	601,413	206,395		11/26/96	300
Brazil	IN	183,952	453,831	8,942	173	183,952	462,946	646,898	196,459		03/31/99	300
Muncie	IN	148,901	645,660	147,678	28,805	148,901	822,143	971,044	369,897		11/26/96	300
Princeton	IN	134,209	560,113	None	211	134,209	560,324	694,533	241,829		03/31/99	300
Vincennes	IN	185,312	489,779	None	173	185,312	489,952	675,264	211,489		03/31/99	300
Kansas City	KS	185,955	413,014	12,810	None	185,955	425,824	611,779	354,494		05/13/88	300
Kansas City	KS	222,000	455,881	18,738	146	222,000	474,765	696,765	394,093		05/16/88	300
Alma	MI	155,000	600,282	None	122	155,000	600,404	755,404	255,071	04/29/99	02/10/99	300
Lansing	MI	265,000	574,931	57,278	209	265,000	632,418	897,418	266,871	04/30/99	12/03/98	300
Sturgis	MI	109,558	550,274	None	None	109,558	550,274	659,832	243,015		12/30/98	300
Batesville	MS	190,124	485,670	None	None	190,124	485,670	675,794	222,599		07/27/98	300
Horn Lake	MS	142,702	514,779	None	211	142,702	514,990	657,692	237,773		06/30/98	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Jackson	MS	248,483	572,522	None	211	248,483	572,733	821,216	232,001		11/16/99	300
Richland	MS	243,565	558,645	None	211	243,565	558,856	802,421	224,522		12/21/99	300
Missoula	MT	163,100	362,249	None	None	163,100	362,249	525,349	318,969		10/30/87	300
Kearney	NE	173,950	344,393	None	191	173,950	344,584	518,534	267,368		05/01/90	300
Omaha	NE	196,000	435,321	None	None	196,000	435,321	631,321	372,818		05/26/88	300
Omaha	NE	199,100	412,042	None	None	199,100	412,042	611,142	352,465		05/27/88	300
Rio Rancho	NM	211,577	469,923	None	None	211,577	469,923	681,500	407,285		02/26/88	300
Las Vegas	NV	161,000	357,585	260,000	None	161,000	617,585	778,585	410,196		10/29/87	300
Canton	OH	396,560	597,553	None	25,682	396,560	623,235	1,019,795	273,137		08/14/98	300
Hamilton	OH	183,000	515,727	2,941	122	183,000	518,790	701,790	221,871	04/07/99	12/03/98	300
Hubbard	OH	147,043	481,217	450	156	147,043	481,823	628,866	222,323		06/30/98	300
Albany	OR	152,250	338,153	None	215	152,250	338,368	490,618	300,247		08/24/87	300
Beaverton	OR	210,000	466,419	None	215	210,000	466,634	676,634	414,080		08/26/87	300
Portland	OR	190,750	423,664	None	215	190,750	423,879	614,629	376,136		08/12/87	300
Portland	OR	147,000	326,493	None	215	147,000	326,708	473,708	289,899		08/26/87	300
Salem	OR	136,500	303,170	None	215	136,500	303,385	439,885	269,200		08/20/87	300
Butler	PA	339,929	633,078	20,558	230	339,929	653,866	993,795	294,862		08/07/98	300
Dover	PA	265,112	593,341	None	None	265,112	593,341	858,453	273,925		06/30/98	300
Enola	PA	220,228	546,026	None	None	220,228	546,026	766,254	242,988		11/10/98	300
Hanover	PA	132,500	719,511	None	232	132,500	719,743	852,243	298,815	07/26/99	05/13/99	300
Harrisburg	PA	327,781	608,291	None	None	327,781	608,291	936,072	280,826		06/30/98	300
Harrisburg	PA	283,417	352,473	None	None	283,417	352,473	635,890	159,205		09/30/98	300
Lancaster	PA	199,899	774,838	10,913	None	199,899	785,751	985,650	358,433		08/14/98	300
New Castle	PA	180,009	525,774	8,120	230	180,009	534,124	714,133	246,981		06/30/98	300
Reading	PA	379,000	658,722	10,100	232	379,000	669,054	1,048,054	283,351	06/09/99	12/04/98	300
Columbia	TN	273,120	431,716	None	211	273,120	431,927	705,047	182,092		06/30/99	300
Bellevue	WA	185,500	411,997	None	117	185,500	412,114	597,614	365,714		08/06/87	300
Bellingham	WA	168,000	373,133	None	117	168,000	373,250	541,250	331,223		08/20/87	300
Hazel Dell	WA	168,000	373,135	None	None	168,000	373,135	541,135	318,627		05/23/88	300
Kenmore	WA	199,500	443,098	None	117	199,500	443,215	642,715	393,316		08/20/87	300
Kennewick	WA	161,350	358,365	None	9	161,350	358,374	519,724	318,044		08/26/87	300
Kent	WA	199,500	443,091	None	117	199,500	443,208	642,708	393,310		08/06/87	300
Lakewood	WA	191,800	425,996	None	117	191,800	426,113	617,913	378,138		08/18/87	300
Moses Lake	WA	138,600	307,831	None	None	138,600	307,831	446,431	273,194		08/12/87	300
Renton	WA	185,500	412,003	None	117	185,500	412,120	597,620	364,286		09/15/87	300
Seattle	WA	162,400	360,697	None	117	162,400	360,814	523,214	320,187		08/20/87	300
Silverdale	WA	183,808	419,777	None	117	183,808	419,894	603,702	371,158		09/16/87	300
Tacoma	WA	196,000	435,324	None	117	196,000	435,441	631,441	383,390		10/15/87	300
Vancouver	WA	180,250	400,343	None	215	180,250	400,558	580,808	355,438		08/20/87	300
Walla Walla	WA	170,100	377,793	None	6,604	170,100	384,397	554,497	337,894		08/06/87	300
Wenatchee	WA	148,400	329,602	None	None	148,400	329,602	478,002	292,515		08/25/87	300

Automotive Service
Flagstaff	AZ	144,821	417,485	None	None	144,821	417,485	562,306	189,540	04/11/02	08/29/97	300
Mesa	AZ	210,620	475,072	None	None	210,620	475,072	685,692	144,893		05/14/02	300
Phoenix	AZ	189,341	546,984	None	110	189,341	547,094	736,435	166,871		05/14/02	300
Phoenix	AZ	384,608	279,824	None	None	384,608	279,824	664,432	85,344		05/14/02	300
Sierra Vista	AZ	175,114	345,508	None	None	175,114	345,508	520,622	105,378		05/14/02	300
Tucson	AZ	226,596	437,972	None	None	226,596	437,972	664,568	133,580		05/14/02	300
Bakersfield	CA	65,165	206,927	None	None	65,165	206,927	272,092	63,111		05/14/02	300
Chula Vista	CA	313,293	409,654	None	None	313,293	409,654	722,947	223,261	05/01/96	01/19/96	300
Dublin	CA	415,620	1,153,928	None	None	415,620	1,153,928	1,569,548	351,946		05/14/02	300
Folsom	CA	471,813	325,610	None	None	471,813	325,610	797,423	99,309		05/14/02	300
Indio	CA	264,956	265,509	None	None	264,956	265,509	530,465	80,978		05/14/02	300
Los Angeles	CA	580,446	158,876	None	None	580,446	158,876	739,322	48,455		05/14/02	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Oxnard	CA	186,980	198,236	None	None	186,980	198,236	385,216	60,460		05/14/02	300
Simi Valley	CA	213,920	161,012	None	None	213,920	161,012	374,932	49,107		05/14/02	300
Vacaville	CA	358,067	284,931	None	None	358,067	284,931	642,998	86,902		05/14/02	300
Aurora	CO	231,314	430,495	None	None	231,314	430,495	661,809	39,462		09/04/07	300
Broomfield	CO	154,930	503,626	None	None	154,930	503,626	658,556	269,440	08/22/96	03/15/96	300
Denver	CO	79,717	369,587	None	169	79,717	369,756	449,473	360,640		10/08/85	300
Denver	CO	239,024	444,785	None	None	239,024	444,785	683,809	40,772		09/04/07	300
Lakewood	CO	70,422	132,296	None	None	70,422	132,296	202,718	12,127		09/04/07	300
Longmont	CO	87,385	163,169	None	None	87,385	163,169	250,554	14,957		09/04/07	300
Thornton	CO	276,084	415,464	None	None	276,084	415,464	691,548	215,191	12/31/96	10/31/96	300
Hartford	CT	248,540	482,460	None	None	248,540	482,460	731,000	256,508		09/30/96	300
Southington	CT	225,882	672,910	None	None	225,882	672,910	898,792	337,466		06/06/97	300
Vernon	CT	81,529	300,518	None	None	81,529	300,518	382,047	90,656		06/27/02	300
Carol City	FL	163,239	262,726	None	None	163,239	262,726	425,965	79,256		06/27/02	300
Jacksonville	FL	76,585	355,066	6,980	240	76,585	362,286	438,871	346,025		12/23/85	300
Lauderdale Lakes	FL	65,987	305,931	None	None	65,987	305,931	371,918	294,905		02/19/86	300
Orange City	FL	99,613	139,008	None	None	99,613	139,008	238,621	42,395		05/14/02	300
Seminole	FL	68,000	315,266	None	124	68,000	315,390	383,390	305,834		12/23/85	300
Sunrise	FL	80,253	372,070	None	None	80,253	372,070	452,323	358,770		02/14/86	300
Tampa	FL	70,000	324,538	None	162	70,000	324,700	394,700	314,855		12/27/85	300
Tampa	FL	67,000	310,629	None	124	67,000	310,753	377,753	301,338		12/27/85	300
Tampa	FL	86,502	401,041	None	141	86,502	401,182	487,684	380,871		07/23/86	300
Atlanta	GA	55,840	258,889	None	452	55,840	259,341	315,181	251,890		11/27/85	300
Bogart	GA	66,807	309,733	None	None	66,807	309,733	376,540	300,344		12/20/85	300
Douglasville	GA	214,771	129,519	None	None	214,771	129,519	344,290	39,501		05/14/02	300
Duluth	GA	222,275	316,925	None	None	222,275	316,925	539,200	152,032	10/24/97	06/20/97	300
Duluth	GA	290,842	110,056	None	None	290,842	110,056	400,898	33,565		05/14/02	300
Gainesville	GA	53,589	248,452	None	None	53,589	248,452	302,041	240,921		12/19/85	300
Kennesaw	GA	266,865	139,425	None	None	266,865	139,425	406,290	42,523		05/14/02	300
Marietta	GA	60,900	293,461	67,871	446	60,900	361,778	422,678	290,417		12/26/85	300
Marietta	GA	69,561	346,024	None	356	69,561	346,380	415,941	329,979		06/03/86	300
Norcross	GA	244,124	151,831	None	None	244,124	151,831	395,955	46,306		05/14/02	300
Norcross	GA	503,773	937,121	39,032	21,600	503,773	997,753	1,501,526	119,282		11/22/06	300
Riverdale	GA	58,444	270,961	None	None	58,444	270,961	329,405	261,974		01/15/86	300
Rome	GA	56,454	261,733	None	None	56,454	261,733	318,187	253,800		12/19/85	300
Snellville	GA	253,316	132,124	None	None	253,316	132,124	385,440	40,296		05/14/02	300
Tucker	GA	78,646	364,625	None	9,589	78,646	374,214	452,860	354,182		12/18/85	300
Arlington Hts	IL	441,437	215,983	None	None	441,437	215,983	657,420	65,873		05/14/02	300
Chicago	IL	329,076	255,294	None	None	329,076	255,294	584,370	77,863		05/14/02	300
Round Lake Beach	IL	472,132	236,585	None	None	472,132	236,585	708,717	72,157		05/14/02	300
Westchester	IL	421,239	184,812	None	None	421,239	184,812	606,051	56,366		05/14/02	300
Anderson	IN	232,170	385,661	None	163	232,170	385,824	617,994	185,864		12/19/97	300
Indianapolis	IN	231,384	428,307	None	None	231,384	428,307	659,691	227,716		09/27/96	300
Michigan City	IN	392,638	297,650	-3,065	None	389,573	297,650	687,223	90,782		05/14/02	300
Warsaw	IN	140,893	228,116	None	None	140,893	228,116	369,009	69,574		05/14/02	300
Olathe	KS	217,995	367,055	None	16,747	217,995	383,802	601,797	185,359	04/22/97	11/11/96	300
Topeka	KS	32,022	60,368	None	None	32,022	60,368	92,390	5,534		09/04/07	300
Louisville	KY	56,054	259,881	None	64	56,054	259,945	315,999	252,059		12/17/85	300
Newport	KY	323,511	289,017	None	None	323,511	289,017	612,528	142,045		09/17/97	300
Billerica	MA	399,043	462,240	None	None	399,043	462,240	861,283	234,874		04/02/97	300
East Falmouth	MA	191,302	340,539	None	None	191,302	340,539	531,841	103,863		05/14/02	300
East Wareham	MA	149,680	278,669	None	None	149,680	278,669	428,349	84,992		05/14/02	300
Fairhaven	MA	138,957	289,294	None	None	138,957	289,294	428,251	88,232		05/14/02	300
Gardner	MA	138,990	289,361	None	None	138,990	289,361	428,351	88,253		05/14/02	300
Hyannis	MA	180,653	458,522	None	None	180,653	458,522	639,175	138,321		06/27/02	300
Lenox	MA	287,769	535,273	None	232	287,769	535,505	823,274	231,106		03/31/99	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Newburyport	MA	274,698	466,449	None	None	274,698	466,449	741,147	140,712		06/27/02	300
North Reading	MA	180,546	351,161	None	None	180,546	351,161	531,707	107,102		05/14/02	300
Orleans	MA	138,212	394,065	None	None	138,212	394,065	532,277	120,187		05/14/02	300
Aberdeen	MD	223,617	225,605	None	None	223,617	225,605	449,222	68,058		06/27/02	300
Bethesda	MD	282,717	525,928	None	None	282,717	525,928	808,645	48,210		09/04/07	300
Capital Heights	MD	547,173	219,979	-12,319	None	534,854	219,979	754,833	67,090		05/14/02	300
Clinton	MD	70,880	328,620	11,440	459	70,880	340,519	411,399	321,928		11/15/85	300
Lexington Park	MD	111,396	335,288	-7,600	None	103,796	335,288	439,084	102,259		05/14/02	300
Kalamazoo	MI	391,745	296,975	-2,196	None	389,549	296,975	686,524	90,576		05/14/02	300
Portage	MI	402,409	286,441	-2,112	None	400,297	286,441	686,738	87,363		05/14/02	300
Southfield	MI	275,952	350,765	None	None	275,952	350,765	626,717	106,982		05/14/02	300
Troy	MI	214,893	199,299	None	None	214,893	199,299	414,192	60,785		05/14/02	300
Minneapolis	MN	58,000	268,903	1,485	5	58,000	270,393	328,393	260,759		12/18/85	300
St. Cloud	MN	203,338	258,626	None	None	203,338	258,626	461,964	78,019		06/27/02	300
Independence	MO	297,641	233,152	None	None	297,641	233,152	530,793	121,628		12/20/96	300
Asheville	NC	441,746	242,565	None	None	441,746	242,565	684,311	73,980		05/14/02	300
Charlotte	NC	508,100	457,295	None	None	508,100	457,295	965,395	121,183		05/27/03	300
Concord	NC	237,688	357,976	None	152	237,688	358,128	595,816	164,309		11/05/97	300
Durham	NC	55,074	255,336	None	289	55,074	255,625	310,699	248,511		11/13/85	300
Durham	NC	354,676	361,203	3,400	266	354,676	364,869	719,545	180,831	08/29/97	03/31/97	300
Fayetteville	NC	224,326	257,733	None	205	224,326	257,938	482,264	124,227		12/03/97	300
Greensboro	NC	286,068	244,606	None	None	286,068	244,606	530,674	74,596		05/14/02	300
Matthews	NC	295,580	338,472	10,000	192	295,580	348,664	644,244	158,060	08/28/98	02/27/98	300
Pineville	NC	254,460	355,630	None	205	254,460	355,835	610,295	174,912	08/28/97	04/16/97	300
Raleigh	NC	89,145	413,301	None	94	89,145	413,395	502,540	403,209		10/28/85	300
Raleigh	NC	398,694	263,621	None	None	398,694	263,621	662,315	128,700		10/01/97	300
Salisbury	NC	235,614	150,592	None	None	235,614	150,592	386,206	45,929		05/14/02	300
Fargo	ND	53,973	100,262	None	None	53,973	100,262	154,235	9,191		09/04/07	300
Lincoln	NE	337,138	316,958	None	None	337,138	316,958	654,096	96,669		05/14/02	300
Scotts Bluff	NE	33,307	63,355	None	None	33,307	63,355	96,662	5,807		09/04/07	300
Cherry Hill	NJ	463,808	862,240	None	None	463,808	862,240	1,326,048	79,038		09/04/07	300
Edison	NJ	448,936	238,773	None	None	448,936	238,773	687,709	72,822		05/14/02	300
Glassboro	NJ	182,013	312,480	None	None	182,013	312,480	494,493	94,265		06/27/02	300
Hamilton Square	NJ	422,477	291,555	None	None	422,477	291,555	714,032	88,921		05/14/02	300
Hamilton Township	NJ	265,238	298,167	None	None	265,238	298,167	563,405	90,937		05/14/02	300
Pleasantville	NJ	77,105	144,693	None	None	77,105	144,693	221,798	13,263		09/04/07	300
Randolph	NJ	452,629	390,163	None	None	452,629	390,163	842,792	118,997		05/14/02	300
Westfield	NJ	705,337	288,720	None	None	705,337	288,720	994,057	88,055		05/14/02	300
Woodbury	NJ	212,788	320,283	None	None	212,788	320,283	533,071	97,683		05/14/02	300
Las Vegas	NV	326,879	359,101	None	None	326,879	359,101	685,980	109,524		05/14/02	300
Las Vegas	NV	316,441	369,768	None	None	316,441	369,768	686,209	112,777		05/14/02	300
Las Vegas	NV	252,169	562,715	None	None	252,169	562,715	814,884	171,626		05/14/02	300
Sparks	NV	326,813	306,311	None	None	326,813	306,311	633,124	93,423		05/14/02	300
Albion	NY	170,589	317,424	None	None	170,589	317,424	488,013	137,013		03/31/99	300
Bethpage	NY	334,120	621,391	None	None	334,120	621,391	955,511	56,961		09/04/07	300
Commack	NY	400,427	744,533	None	None	400,427	744,533	1,144,960	68,249		09/04/07	300
Dansville	NY	181,664	337,991	None	None	181,664	337,991	519,655	145,891		03/31/99	300
East Amherst	NY	260,708	484,788	None	156	260,708	484,944	745,652	209,266		03/31/99	300
East Syracuse	NY	250,609	466,264	None	156	250,609	466,420	717,029	201,267		03/31/99	300
Freeport	NY	134,828	251,894	None	None	134,828	251,894	386,722	23,090		09/04/07	300
Johnson City	NY	242,863	451,877	None	156	242,863	452,033	694,896	195,057		03/31/99	300
Queens Village	NY	242,775	451,749	None	None	242,775	451,749	694,524	41,410		09/04/07	300
Riverhead	NY	143,929	268,795	None	None	143,929	268,795	412,724	24,639		09/04/07	300
Wellsville	NY	161,331	300,231	None	None	161,331	300,231	461,562	129,591		03/31/99	300
West Amherst	NY	268,692	499,619	None	156	268,692	499,775	768,467	215,668		03/31/99	300
Akron	OH	139,126	460,334	None	None	139,126	460,334	599,460	226,293		09/18/97	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Beaver Creek	OH	349,091	251,127	None	None	349,091	251,127	600,218	53,155		09/17/04	300
Beavercreek	OH	205,000	492,538	None	None	205,000	492,538	697,538	252,014	02/13/97	09/09/96	300
Canal Winchester	OH	443,751	825,491	None	None	443,751	825,491	1,269,242	230,807	12/19/02	08/21/02	300
Centerville	OH	305,000	420,448	None	None	305,000	420,448	725,448	226,341	07/24/96	06/28/96	300
Cincinnati	OH	293,005	201,340	None	None	293,005	201,340	494,345	98,922		09/17/97	300
Cincinnati	OH	211,185	392,210	None	None	211,185	392,210	603,395	96,092		11/03/03	300
Cincinnati	OH	305,556	244,662	None	None	305,556	244,662	550,218	51,786		09/17/04	300
Cincinnati	OH	589,286	160,932	None	None	589,286	160,932	750,218	34,063		09/17/04	300
Cincinnati	OH	159,375	265,842	None	None	159,375	265,842	425,217	56,270		09/17/04	300
Cincinnati	OH	350,000	300,217	None	None	350,000	300,217	650,217	60,544		12/20/04	300
Cleveland	OH	215,111	216,517	None	None	215,111	216,517	431,628	65,316		06/27/02	300
Columbus	OH	71,098	329,627	None	27	71,098	329,654	400,752	321,595		10/02/85	300
Columbus	OH	75,761	351,247	None	None	75,761	351,247	427,008	342,590		10/24/85	300
Columbus	OH	245,036	470,468	None	122	245,036	470,590	715,626	264,274		12/22/95	300
Columbus	OH	432,110	386,553	None	None	432,110	386,553	818,663	102,436		05/27/03	300
Columbus	OH	466,696	548,133	None	None	466,696	548,133	1,014,829	145,254		05/27/03	300
Columbus	OH	337,679	272,484	None	None	337,679	272,484	610,163	57,675		09/17/04	300
Columbus	OH	190,000	260,162	None	None	190,000	260,162	450,162	55,067		09/17/04	300
Columbus	OH	371,429	278,734	None	None	371,429	278,734	650,163	58,998		09/17/04	300
Columbus	OH	214,737	85,425	19,605	5	214,737	105,035	319,772	19,057		09/17/04	300
Cuyahoga Falls	OH	253,750	271,400	None	None	253,750	271,400	525,150	57,446		09/17/04	300
Dayton	OH	70,000	324,538	None	286	70,000	324,824	394,824	316,718		10/31/85	300
Dublin	OH	437,887	428,046	None	None	437,887	428,046	865,933	113,431		05/27/03	300
Eastlake	OH	321,347	459,774	None	209	321,347	459,983	781,330	258,259		12/22/95	300
Fairfield	OH	323,408	235,024	None	None	323,408	235,024	558,432	115,495		09/17/97	300
Fairlawn	OH	280,000	270,150	None	None	280,000	270,150	550,150	57,181		09/17/04	300
Findlay	OH	283,515	397,004	None	None	283,515	397,004	680,519	191,227		12/24/97	300
Hamilton	OH	252,608	413,279	None	None	252,608	413,279	665,887	207,325	03/31/97	10/04/96	300
Huber Heights	OH	282,000	449,381	None	None	282,000	449,381	731,381	232,928	12/03/96	07/18/96	300
Lima	OH	241,132	114,085	None	None	241,132	114,085	355,217	24,148		09/17/04	300
Marion	OH	100,000	275,162	None	None	100,000	275,162	375,162	55,491		12/20/04	300
Mason	OH	310,990	405,373	None	None	310,990	405,373	716,363	107,423		05/27/03	300
Middleburg Hghts	OH	317,308	307,842	None	None	317,308	307,842	625,150	65,160		09/17/04	300
Milford	OH	353,324	269,997	None	None	353,324	269,997	623,321	132,707		09/18/97	300
Mt. Vernon	OH	216,115	375,357	None	None	216,115	375,357	591,472	180,797		12/30/97	300
Northwood	OH	65,978	263,912	36,827	362	65,978	301,101	367,079	265,690		09/12/86	180
Norwalk	OH	200,205	366,000	None	None	200,205	366,000	566,205	176,289		12/19/97	300
Parma	OH	268,966	381,184	None	None	268,966	381,184	650,150	80,684		09/17/04	300
Reynoldsburg	OH	267,750	497,371	None	None	267,750	497,371	765,121	105,277		09/15/04	300
Reynoldsburg	OH	374,000	176,162	None	None	374,000	176,162	550,162	37,287		09/17/04	300
S. Euclid	OH	337,593	451,944	None	None	337,593	451,944	789,537	119,765		05/27/03	300
Sandusky	OH	264,708	404,011	None	230	264,708	404,241	668,949	194,690		12/19/97	300
Solon	OH	794,305	222,797	None	None	794,305	222,797	1,017,102	59,041		05/27/03	300
Springboro	OH	191,911	522,902	None	None	191,911	522,902	714,813	267,392		03/07/97	300
Springfield	OH	320,000	280,217	None	None	320,000	280,217	600,217	59,312		09/17/04	300
Springfield	OH	189,091	136,127	None	None	189,091	136,127	325,218	28,813		09/17/04	300
Stow	OH	310,000	415,150	None	None	310,000	415,150	725,150	87,873		09/17/04	300
Toledo	OH	91,655	366,621	36,699	369	91,655	403,689	495,344	368,396		09/12/86	180
Toledo	OH	73,408	293,632	43,892	364	73,408	337,888	411,296	295,736		09/12/86	180
Toledo	OH	120,000	230,217	None	None	120,000	230,217	350,217	48,729		09/17/04	300
Toledo	OH	250,000	175,217	None	25	250,000	175,242	425,242	37,093		09/17/04	300
Toledo	OH	320,000	280,217	None	None	320,000	280,217	600,217	59,312		09/17/04	300
Toledo	OH	250,000	530,217	None	None	250,000	530,217	780,217	112,229		09/17/04	300
West Chester	OH	446,449	768,644	None	None	446,449	768,644	1,215,093	197,671	06/27/03	03/11/03	300
Zanesville	OH	125,000	300,162	None	None	125,000	300,162	425,162	63,534		09/17/04	300
Midwest City	OK	106,312	333,551	None	None	106,312	333,551	439,863	151,847	08/06/98	08/08/97	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Oklahoma City	OK	143,655	295,422	None	None	143,655	295,422	439,077	138,371	03/06/98	07/29/97	300
Tulsa	OK	133,648	249,702	None	None	133,648	249,702	383,350	22,889		09/04/07	300
Portland	OR	251,499	345,952	None	None	251,499	345,952	597,451	100,325		09/26/02	300
Salem	OR	337,711	253,855	None	None	337,711	253,855	591,566	77,424		05/14/02	300
Bethel Park	PA	299,595	331,264	None	None	299,595	331,264	630,859	159,566		12/19/97	300
Bethlehem	PA	275,328	389,067	None	457	275,328	389,524	664,852	187,648		12/19/97	300
Bethlehem	PA	229,162	310,526	None	None	229,162	310,526	539,688	149,566		12/24/97	300
Bridgeville	PA	275,000	375,150	None	None	275,000	375,150	650,150	79,406		09/17/04	300
Coraopolis	PA	225,000	375,150	None	None	225,000	375,150	600,150	79,406		09/17/04	300
Harrisburg	PA	131,529	220,317	-2,515	None	129,014	220,317	349,331	67,193		05/14/02	300
Monroeville	PA	275,000	250,150	None	None	275,000	250,150	525,150	52,948		09/17/04	300
Philadelphia	PA	858,500	877,744	None	1,540	858,500	879,284	1,737,784	566,960	05/19/95	12/05/94	300
Pittsburgh	PA	378,715	685,374	None	None	378,715	685,374	1,064,089	196,828	08/22/02	01/17/02	300
Pittsburgh	PA	219,938	408,466	None	None	219,938	408,466	628,404	100,074		11/03/03	300
Pittsburgh	PA	175,000	300,150	None	None	175,000	300,150	475,150	63,531		09/17/04	300
Pittsburgh	PA	243,750	406,400	None	None	243,750	406,400	650,150	86,021		09/17/04	300
Pittsburgh	PA	208,333	416,817	None	None	208,333	416,817	625,150	88,226		09/17/04	300
Pittsburgh	PA	121,429	303,721	None	None	121,429	303,721	425,150	64,287		09/17/04	300
Warminster	PA	323,847	216,999	-3,929	None	319,918	216,999	536,917	66,181		05/14/02	300
Wexford	PA	284,375	240,775	None	None	284,375	240,775	525,150	50,964		09/17/04	300
York	PA	249,436	347,424	None	232	249,436	347,656	597,092	167,402		12/30/97	300
Charleston	SC	217,250	294,079	None	None	217,250	294,079	511,329	145,520	07/14/97	03/13/97	300
Columbia	SC	267,622	298,594	None	7,127	267,622	305,721	573,343	146,442	03/31/98	11/05/97	300
Greenville	SC	221,946	315,163	None	8,538	221,946	323,701	545,647	162,121	09/05/97	03/31/97	300
Lexington	SC	241,534	342,182	None	302	241,534	342,484	584,018	146,910		09/24/98	300
North Charleston	SC	174,980	341,466	5,875	5,260	174,980	352,601	527,581	156,766	08/06/98	03/12/98	300
Sioux Falls	SD	48,833	91,572	None	None	48,833	91,572	140,405	8,394		09/04/07	300
Brentwood	TN	305,546	505,728	None	None	305,546	505,728	811,274	241,899	03/13/98	05/28/97	300
Hendersonville	TN	175,764	327,096	None	None	175,764	327,096	502,860	91,042		01/21/03	300
Hermitage	TN	560,443	1,011,799	None	None	560,443	1,011,799	1,572,242	299,963	10/15/01	05/09/01	300
Hermitage	TN	204,296	172,695	None	None	204,296	172,695	376,991	52,670		05/14/02	300
Madison	TN	175,769	327,068	None	None	175,769	327,068	502,837	91,034		01/21/03	300
Memphis	TN	108,094	217,079	None	None	108,094	217,079	325,173	66,206		05/14/02	300
Memphis	TN	214,110	193,591	None	None	214,110	193,591	407,701	59,042		05/14/02	300
Memphis	TN	215,017	216,794	None	None	215,017	216,794	431,811	65,400		06/27/02	300
Murfreesboro	TN	150,411	215,528	None	None	150,411	215,528	365,939	65,734		05/14/02	300
Nashville	TN	342,960	227,440	None	None	342,960	227,440	570,400	111,774		09/17/97	300
Carrollton	TX	174,284	98,623	None	None	174,284	98,623	272,907	30,078		05/14/02	300
Carrolton	TX	177,041	199,088	None	None	177,041	199,088	376,129	60,720		05/14/02	300
Dallas	TX	234,604	325,951	None	None	234,604	325,951	560,555	174,384	08/09/96	02/19/96	300
Fort Worth	TX	83,530	111,960	None	None	83,530	111,960	195,490	34,146		05/14/02	300
Houston	TX	285,000	369,697	None	None	285,000	369,697	654,697	180,496	08/08/97	08/08/97	300
Humble	TX	257,169	325,652	None	None	257,169	325,652	582,821	99,322		05/14/02	300
Lake Jackson	TX	197,170	256,376	None	None	197,170	256,376	453,546	78,193		05/14/02	300
Lewisville	TX	199,942	324,736	None	None	199,942	324,736	524,678	173,733	08/02/96	02/14/96	300
Lewisville	TX	130,238	207,683	None	None	130,238	207,683	337,921	62,651		06/27/02	300
San Antonio	TX	198,828	437,422	7,385	23,232	198,828	468,039	666,867	253,975		09/15/95	300
Richmond	VA	403,549	876,981	None	None	403,549	876,981	1,280,530	207,954	07/08/04	10/17/02	300
Roanoke	VA	349,628	322,545	None	203	349,628	322,748	672,376	155,518		12/19/97	300
Warrenton	VA	186,723	241,173	None	None	186,723	241,173	427,896	73,554		05/14/02	300
Bremerton	WA	261,172	373,080	None	None	261,172	373,080	634,252	195,475	03/19/97	07/24/96	300
Tacoma	WA	109,127	202,691	None	None	109,127	202,691	311,818	18,580		09/04/07	300
Milwaukee	WI	173,005	499,244	None	172	173,005	499,416	672,421	280,451		12/22/95	300
Milwaukee	WI	152,509	475,480	None	None	152,509	475,480	627,989	252,796		09/27/96	300
New Berlin	WI	188,491	466,268	None	172	188,491	466,440	654,931	261,930		12/22/95	300
Racine	WI	184,002	114,167	None	None	184,002	114,167	298,169	34,819		05/14/02	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Automotive Tire Services
Athens	AL	760,031	1,413,494	None	None	760,031	1,413,494	2,173,525	176,683		11/22/06	300
Auburn	AL	660,210	1,228,112	None	500	660,210	1,228,612	1,888,822	153,585		11/22/06	300
Birmingham	AL	635,111	1,180,909	None	500	635,111	1,181,409	1,816,520	147,685		11/22/06	300
Daphne	AL	876,139	1,629,123	None	500	876,139	1,629,623	2,505,762	203,711		11/22/06	300
Decatur	AL	635,111	1,181,499	None	500	635,111	1,181,999	1,817,110	147,758		11/22/06	300
Dothan	AL	455,651	565,343	None	None	455,651	565,343	1,020,994	26,000	10/17/08	06/10/08	300
Foley	AL	870,031	1,617,357	None	500	870,031	1,617,857	2,487,888	202,241		11/22/06	300
Gardendale	AL	610,055	1,134,554	None	500	610,055	1,135,054	1,745,109	141,256		11/22/06	300
Hoover	AL	504,396	938,299	None	None	504,396	938,299	1,442,695	117,283		11/22/06	300
Hoover	AL	620,270	1,153,493	None	None	620,270	1,153,493	1,773,763	144,183		11/22/06	300
Huntsville	AL	499,843	929,863	None	500	499,843	930,363	1,430,206	116,304		11/22/06	300
Huntsville	AL	635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	147,683		11/22/06	300
Madison	AL	635,111	1,181,532	None	None	635,111	1,181,532	1,816,643	147,687		11/22/06	300
Mobile	AL	635,111	1,181,499	None	None	635,111	1,181,499	1,816,610	147,683		11/22/06	300
Mobile	AL	525,750	977,810	None	None	525,750	977,810	1,503,560	122,222		11/22/06	300
Montgomery	AL	544,181	654,046	None	500	544,181	654,546	1,198,727	41,051		01/24/08	300
Orange Beach	AL	630,244	1,172,036	None	500	630,244	1,172,536	1,802,780	146,576		11/22/06	300
Pelham	AL	635,111	1,180,909	None	None	635,111	1,180,909	1,816,020	147,610		11/22/06	300
Phenix City	AL	630,244	1,172,024	None	500	630,244	1,172,524	1,802,768	146,574		11/22/06	300
Tucson	AZ	178,297	396,004	None	12	178,297	396,016	574,313	312,599		01/19/90	300
Arvada	CO	301,489	931,092	None	None	301,489	931,092	1,232,581	339,886	09/22/00	11/18/99	300
Aurora	CO	221,691	492,382	None	None	221,691	492,382	714,073	388,663		01/29/90	300
Aurora	CO	353,283	1,135,051	None	None	353,283	1,135,051	1,488,334	399,196	01/03/01	03/10/00	300
Colorado Springs	CO	280,193	622,317	None	None	280,193	622,317	902,510	491,227		01/23/90	300
Colorado Springs	CO	192,988	433,542	None	None	192,988	433,542	626,530	295,822		05/20/93	300
Denver	CO	688,292	1,331,224	None	None	688,292	1,331,224	2,019,516	372,518	01/10/03	05/30/02	300
Westminster	CO	526,620	1,099,523	None	None	526,620	1,099,523	1,626,143	386,700	01/12/01	01/18/00	300
Destin	FL	1,034,411	1,922,591	None	None	1,034,411	1,922,591	2,957,002	240,320		11/22/06	300
Ft. Walton Bch	FL	635,111	1,181,032	None	500	635,111	1,181,532	1,816,643	147,700		11/22/06	300
Ft. Walton Bch	FL	635,111	1,181,032	None	500	635,111	1,181,532	1,816,643	147,700		11/22/06	300
Lakeland	FL	500,000	645,402	None	None	500,000	645,402	1,145,402	291,695	06/04/98	12/31/97	300
Milton	FL	635,111	1,181,145	None	None	635,111	1,181,145	1,816,256	147,639		11/22/06	300
Niceville	FL	920,803	1,711,621	None	None	920,803	1,711,621	2,632,424	213,949		11/22/06	300
Orlando	FL	635,111	1,181,076	None	500	635,111	1,181,576	1,816,687	147,705		11/22/06	300
Orlando	FL	630,244	1,172,023	None	None	630,244	1,172,023	1,802,267	146,499		11/22/06	300
Oviedo	FL	971,996	1,806,780	None	None	971,996	1,806,780	2,778,776	225,844		11/22/06	300
Pace	FL	630,244	1,171,993	None	500	630,244	1,172,493	1,802,737	146,570		11/22/06	300
Panama City Bch	FL	635,111	1,181,076	None	500	635,111	1,181,576	1,816,687	147,705		11/22/06	300
Pensacola	FL	308,067	573,708	None	143	308,067	573,851	881,918	71,717		11/22/06	300
Pensacola	FL	635,111	1,181,063	None	None	635,111	1,181,063	1,816,174	147,629		11/22/06	300
Pensacola	FL	588,305	1,094,130	None	None	588,305	1,094,130	1,682,435	136,762		11/22/06	300
Sanford	FL	630,244	1,172,023	None	None	630,244	1,172,023	1,802,267	146,499		11/22/06	300
St. Cloud	FL	525,207	976,968	None	None	525,207	976,968	1,502,175	122,117		11/22/06	300
Tallahassee	FL	419,902	781,405	None	None	419,902	781,405	1,201,307	97,671		11/22/06	300
Tallahassee	FL	611,916	1,137,986	None	500	611,916	1,138,486	1,750,402	142,319		11/22/06	300
Tampa	FL	427,395	472,030	None	None	427,395	472,030	899,425	213,360	06/10/98	12/05/97	300
Union Park	FL	1,004,103	1,866,287	None	None	1,004,103	1,866,287	2,870,390	233,282		11/22/06	300
Alpharetta	GA	630,244	1,171,870	None	500	630,244	1,172,370	1,802,614	146,555		11/22/06	300
Columbus	GA	630,244	1,171,988	None	None	630,244	1,171,988	1,802,232	146,494		11/22/06	300
Conyers	GA	531,935	1,180,296	None	None	531,935	1,180,296	1,712,231	363,610	03/28/02	11/13/01	300
Conyers	GA	635,111	1,181,027	None	None	635,111	1,181,027	1,816,138	147,624		11/22/06	300
Duluth	GA	638,509	1,186,594	None	None	638,509	1,186,594	1,825,103	290,711		11/29/03	300
Hiram	GA	635,111	1,181,017	None	None	635,111	1,181,017	1,816,128	147,623		11/22/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Kennesaw	GA	519,903	967,180	None	None	519,903	967,180	1,487,083	120,893		11/22/06	300
Lawrenceville	GA	635,111	1,181,137	None	500	635,111	1,181,637	1,816,748	147,713		11/22/06	300
Marietta	GA	500,293	930,657	None	None	500,293	930,657	1,430,950	116,328		11/22/06	300
Mcdonough	GA	635,111	1,181,032	None	500	635,111	1,181,532	1,816,643	147,700		11/22/06	300
Peachtree City	GA	625,316	1,162,827	None	None	625,316	1,162,827	1,788,143	145,349		11/22/06	300
Roswell	GA	515,617	959,138	None	None	515,617	959,138	1,474,755	119,888		11/22/06	300
Sandy Springs	GA	586,211	1,090,241	None	None	586,211	1,090,241	1,676,452	136,276		11/22/06	300
Stockbridge	GA	632,128	1,175,478	None	500	632,128	1,175,978	1,808,106	147,006		11/22/06	300
Aurora	IL	513,204	953,885	None	None	513,204	953,885	1,467,089	233,698		11/29/03	300
Joliet	IL	452,267	840,716	None	None	452,267	840,716	1,292,983	205,971		11/29/03	300
Niles	IL	366,969	682,306	None	None	366,969	682,306	1,049,275	167,161		11/29/03	300
Orland Park	IL	663,087	1,232,240	None	None	663,087	1,232,240	1,895,327	301,895		11/29/03	300
Vernon Hills	IL	524,948	975,668	None	None	524,948	975,668	1,500,616	239,035		11/29/03	300
Village ofLombard	IL	428,170	795,965	None	2,000	428,170	797,965	1,226,135	195,517		11/29/03	300
West Dundee	IL	530,835	986,628	None	None	530,835	986,628	1,517,463	241,720		11/29/03	300
Overland Park	KS	1,101,841	2,047,067	None	None	1,101,841	2,047,067	3,148,908	501,527		11/29/03	300
Allston	MA	576,505	1,071,520	None	None	576,505	1,071,520	1,648,025	262,517		11/29/03	300
Shrewsbury	MA	721,065	1,339,913	None	None	721,065	1,339,913	2,060,978	328,275		11/29/03	300
Waltham	MA	338,955	630,279	None	None	338,955	630,279	969,234	154,414		11/29/03	300
Weymouth	MA	752,234	1,397,799	None	None	752,234	1,397,799	2,150,033	342,457		11/29/03	300
Woburn	MA	676,968	1,258,018	None	None	676,968	1,258,018	1,934,986	308,210		11/29/03	300
Annapolis	MD	780,806	1,450,860	None	None	780,806	1,450,860	2,231,666	355,457		11/29/03	300
Bowie	MD	734,558	1,364,970	None	None	734,558	1,364,970	2,099,528	334,414		11/29/03	300
Capital Heights	MD	701,705	1,303,958	None	None	701,705	1,303,958	2,005,663	319,466		11/29/03	300
Germantown	MD	808,296	1,501,913	None	None	808,296	1,501,913	2,310,209	367,965		11/29/03	300
Waldorf	MD	427,033	793,854	None	None	427,033	793,854	1,220,887	194,490		11/29/03	300
Eagan	MN	902,443	845,536	None	None	902,443	845,536	1,747,979	384,744	06/19/98	02/20/98	300
Ferguson	MO	386,112	717,856	None	None	386,112	717,856	1,103,968	175,871		11/29/03	300
Grandview	MO	347,150	711,024	None	None	347,150	711,024	1,058,174	321,179	08/20/98	02/20/98	300
Independence	MO	721,020	1,339,829	None	None	721,020	1,339,829	2,060,849	328,254		11/29/03	300
Charlotte	NC	181,662	338,164	None	None	181,662	338,164	519,826	82,846		11/29/03	300
Clemmons	NC	630,000	1,100,160	None	None	630,000	1,100,160	1,730,160	93,514		11/09/07	300
Jamestown	NC	650,000	857,823	None	None	650,000	857,823	1,507,823	72,915		11/09/07	300
Matthews	NC	489,063	909,052	None	None	489,063	909,052	1,398,115	222,714		11/29/03	300
Omaha	NE	253,128	810,922	None	None	253,128	810,922	1,064,050	333,878	07/22/99	03/04/99	300
Manchester	NH	722,532	1,342,636	None	None	722,532	1,342,636	2,065,168	328,942		11/29/03	300
Newington	NH	690,753	1,283,624	None	None	690,753	1,283,624	1,974,377	314,484		11/29/03	300
Salem	NH	597,833	1,111,059	None	None	597,833	1,111,059	1,708,892	272,205		11/29/03	300
Deptford	NJ	619,376	1,151,062	None	None	619,376	1,151,062	1,770,438	282,006		11/29/03	300
Maple Shade	NJ	508,285	944,750	None	None	508,285	944,750	1,453,035	231,460		11/29/03	300
Akron	OH	242,133	450,467	None	None	242,133	450,467	692,600	110,360		11/29/03	300
Cambridge	OH	103,368	192,760	None	7	103,368	192,767	296,135	47,228		11/29/03	300
Canton	OH	337,161	626,948	None	None	337,161	626,948	964,109	153,598		11/29/03	300
Cleveland	OH	582,107	1,081,848	None	None	582,107	1,081,848	1,663,955	265,049		11/29/03	300
Columbus	OH	385,878	717,422	None	None	385,878	717,422	1,103,300	175,764		11/29/03	300
Oklahoma City	OK	509,370	752,691	None	None	509,370	752,691	1,262,061	317,556	04/14/99	09/24/98	300
Oklahoma City	OK	404,815	771,625	None	None	404,815	771,625	1,176,440	325,524	04/09/99	10/16/98	300
Greensburg	PA	594,891	1,105,589	None	None	594,891	1,105,589	1,700,480	270,865		11/29/03	300
Lancaster	PA	431,050	801,313	None	None	431,050	801,313	1,232,363	196,318		11/29/03	300
Mechanicsburg	PA	455,854	847,377	None	None	455,854	847,377	1,303,231	207,603		11/29/03	300
Monroeville	PA	723,660	1,344,733	None	None	723,660	1,344,733	2,068,393	329,455		11/29/03	300
Philadelphia	PA	334,939	622,821	None	None	334,939	622,821	957,760	152,587		11/29/03	300
Pittsburgh	PA	384,756	715,339	None	None	384,756	715,339	1,100,095	175,254		11/29/03	300
York	PA	389,291	723,760	None	None	389,291	723,760	1,113,051	177,317		11/29/03	300
Columbia	SC	343,785	295,001	183,130	None	343,785	478,131	821,916	248,620	05/27/97	02/07/97	300
Sioux Falls	SD	332,979	498,108	None	None	332,979	498,108	831,087	226,653	06/01/99	02/27/98	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Goodlettsville	TN	601,306	1,117,504	None	None	601,306	1,117,504	1,718,810	273,784		11/29/03	300
Arlington	TX	599,558	1,114,256	None	None	599,558	1,114,256	1,713,814	272,989		11/29/03	300
Austin	TX	185,454	411,899	None	None	185,454	411,899	597,353	323,777		02/06/90	300
Austin	TX	710,485	1,320,293	None	None	710,485	1,320,293	2,030,778	323,467		11/29/03	300
Austin	TX	590,828	1,098,073	None	None	590,828	1,098,073	1,688,901	269,023		11/29/03	300
Austin	TX	569,909	1,059,195	None	None	569,909	1,059,195	1,629,104	259,499		11/29/03	300
Austin	TX	532,497	989,715	None	None	532,497	989,715	1,522,212	242,476		11/29/03	300
Carrollton	TX	568,401	1,056,394	None	None	568,401	1,056,394	1,624,795	258,812		11/29/03	300
Conroe	TX	396,068	736,346	None	None	396,068	736,346	1,132,414	180,401		11/29/03	300
Dallas	TX	191,267	424,811	None	15,282	191,267	440,093	631,360	350,046		01/26/90	300
Fort Worth	TX	543,950	1,010,984	None	None	543,950	1,010,984	1,554,934	247,687		11/29/03	300
Garland	TX	242,887	539,461	None	None	242,887	539,461	782,348	425,824		01/19/90	300
Harlingen	TX	134,599	298,948	None	None	134,599	298,948	433,547	235,975		01/17/90	300
Houston	TX	151,018	335,417	None	None	151,018	335,417	486,435	264,762		01/25/90	300
Houston	TX	392,113	729,002	None	None	392,113	729,002	1,121,115	178,601		11/29/03	300
Houston	TX	1,030,379	1,914,353	None	None	1,030,379	1,914,353	2,944,732	469,012		11/29/03	300
Houston	TX	619,101	1,150,551	None	None	619,101	1,150,551	1,769,652	281,881		11/29/03	300
Houston	TX	642,495	1,193,997	None	None	642,495	1,193,997	1,836,492	292,525		11/29/03	300
Houston	TX	872,866	1,621,829	None	None	872,866	1,621,829	2,494,695	397,344		11/29/03	300
Humble	TX	612,414	1,138,132	None	None	612,414	1,138,132	1,750,546	278,838		11/29/03	300
Leon Valley	TX	178,221	395,834	None	None	178,221	395,834	574,055	312,452		01/17/90	300
Leon Valley	TX	529,967	985,046	None	None	529,967	985,046	1,515,013	241,331		11/29/03	300
Mesquite	TX	591,538	1,099,363	None	None	591,538	1,099,363	1,690,901	269,340		11/29/03	300
N. Richland Hills	TX	509,861	947,707	None	None	509,861	947,707	1,457,568	232,183		11/29/03	300
Pasadena	TX	107,391	238,519	None	None	107,391	238,519	345,910	188,275		01/24/90	300
Plano	TX	187,564	417,157	700	None	187,564	417,857	605,421	329,108		01/18/90	300
Plano	TX	494,407	918,976	None	None	494,407	918,976	1,413,383	225,145		11/29/03	300
Richardson	TX	555,188	1,031,855	None	None	555,188	1,031,855	1,587,043	252,800		11/29/03	300
San Antonio	TX	245,164	544,518	None	None	245,164	544,518	789,682	428,023		02/14/90	300
San Antonio	TX	688,249	1,278,967	None	None	688,249	1,278,967	1,967,216	313,343		11/29/03	300
Stafford	TX	706,786	1,313,395	None	None	706,786	1,313,395	2,020,181	321,778		11/29/03	300
Waco	TX	401,999	747,362	None	None	401,999	747,362	1,149,361	183,100		11/29/03	300
Webster	TX	600,261	1,115,563	None	None	600,261	1,115,563	1,715,824	273,309		11/29/03	300
Bountiful	UT	183,750	408,115	None	111	183,750	408,226	591,976	322,159		01/30/90	300
Alexandria	VA	542,791	1,008,832	None	None	542,791	1,008,832	1,551,623	247,160		11/29/03	300
Alexandria	VA	592,698	1,101,517	None	None	592,698	1,101,517	1,694,215	269,867		11/29/03	300
Chesapeake	VA	770,000	1,112,334	None	None	770,000	1,112,334	1,882,334	94,548		11/09/07	300
Lynchburg	VA	342,751	637,329	None	None	342,751	637,329	980,080	156,142		11/29/03	300
Virginia Beach	VA	780,000	1,026,384	None	None	780,000	1,026,384	1,806,384	87,243		11/09/07	300
Woodbridge	VA	774,854	1,439,806	None	None	774,854	1,439,806	2,214,660	352,748		11/29/03	300
Tacoma	WA	187,111	415,579	None	None	187,111	415,579	602,690	328,038		01/25/90	300
Brown Deer	WI	257,408	802,141	None	None	257,408	802,141	1,059,549	354,341	12/15/98	07/16/98	300
Delafield	WI	324,574	772,702	None	None	324,574	772,702	1,097,276	317,441	07/29/99	02/26/99	300
Madison	WI	452,630	811,977	None	None	452,630	811,977	1,264,607	364,093	10/20/98	04/07/98	300
Oak Creek	WI	420,465	852,408	None	None	420,465	852,408	1,272,873	382,222	08/07/98	03/20/98	300

Book Stores
Tampa	FL	998,250	3,696,707	None	None	998,250	3,696,707	4,694,957	1,891,415		03/11/97	300
Matthews	NC	768,222	843,401	21,654	418	768,222	865,473	1,633,695	382,300		12/31/98	300

Business Services
Midland	TX	45,500	101,058	None	295	45,500	101,353	146,853	89,136		10/27/87	300

Child Care
Birmingham	AL	63,800	295,791	None	None	63,800	295,791	359,591	295,791		10/31/84	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Avondale	AZ	242,723	1,129,139	None	None	242,723	1,129,139	1,371,862	476,207	04/20/99	07/28/98	300
Chandler	AZ	291,720	647,923	None	110	291,720	648,033	939,753	566,057		12/11/87	300
Chandler	AZ	271,695	603,446	None	29,100	271,695	632,546	904,241	532,537		12/14/87	300
Mesa	AZ	308,951	1,025,612	None	None	308,951	1,025,612	1,334,563	422,248	07/26/99	01/13/99	300
Phoenix	AZ	115,000	285,172	39,971	22,413	115,000	347,556	462,556	303,011		02/08/84	180
Phoenix	AZ	318,500	707,397	None	134	318,500	707,531	1,026,031	596,217		09/29/88	300
Phoenix	AZ	264,504	587,471	None	88	264,504	587,559	852,063	454,172		06/29/90	300
Phoenix	AZ	260,719	516,181	None	32,173	260,719	548,354	809,073	392,124		12/26/90	300
Scottsdale	AZ	291,993	648,529	None	110	291,993	648,639	940,632	566,596		12/14/87	300
Tempe	AZ	292,200	648,989	None	110	292,200	649,099	941,299	560,294		03/10/88	300
Tucson	AZ	304,500	676,303	None	107	304,500	676,410	980,910	570,064		09/28/88	300
Tucson	AZ	283,500	546,878	None	110	283,500	546,988	830,488	460,952		09/29/88	300
Calabasas	CA	156,430	725,248	100,838	58,993	156,430	885,079	1,041,509	736,652		09/26/85	300
Carmichael	CA	131,035	607,507	5,528	25,249	131,035	638,284	769,319	579,650		08/22/86	300
Chino	CA	155,000	634,071	None	22	155,000	634,093	789,093	634,073		10/06/83	180
Chula Vista	CA	350,563	778,614	None	None	350,563	778,614	1,129,177	685,589		10/30/87	300
Corona	CA	144,856	671,584	None	54	144,856	671,638	816,494	671,634		12/19/84	300
El Cajon	CA	157,804	731,621	None	122	157,804	731,743	889,547	709,533		12/19/85	300
Escondido	CA	276,286	613,638	4,030	44,389	276,286	662,057	938,343	545,123		12/31/87	300
Folsom	CA	281,563	625,363	None	None	281,563	625,363	906,926	550,901		10/23/87	300
Mission Viejo	CA	353,891	744,367	12,500	None	353,891	756,867	1,110,758	525,432		06/24/93	300
Moreno Valley	CA	304,489	676,214	None	131	304,489	676,345	980,834	614,411		02/11/87	300
Oceanside	CA	145,568	674,889	11,000	22,105	145,568	707,994	853,562	680,639		12/23/85	300
Palmdale	CA	249,490	554,125	9,864	None	249,490	563,989	813,479	474,234		09/14/88	300
Rancho Cordova	CA	276,328	613,733	24,967	None	276,328	638,700	915,028	516,402		03/22/89	300
Rancho Cucamonga	CA	471,733	1,047,739	49,000	80	471,733	1,096,819	1,568,552	916,153		12/30/87	300
Roseville	CA	297,343	660,411	27,496	None	297,343	687,907	985,250	594,705		10/21/87	300
Sacramento	CA	290,734	645,732	None	127	290,734	645,859	936,593	568,656		10/05/87	300
Santee	CA	248,418	551,748	None	15	248,418	551,763	800,181	491,605		07/23/87	300
Simi Valley	CA	208,585	967,055	22,800	75,638	208,585	1,065,493	1,274,078	995,094		12/20/85	300
Valencia	CA	301,295	669,185	25,000	80	301,295	694,265	995,560	581,261		06/23/88	300
Walnut	CA	217,365	1,007,753	1,200	51,312	217,365	1,060,265	1,277,630	961,908		08/22/86	300
Aurora	CO	287,000	637,440	None	196	287,000	637,636	924,636	556,902		12/31/87	300
Broomfield	CO	107,000	403,080	16,438	8,241	107,000	427,759	534,759	418,998		01/12/83	180
Broomfield	CO	155,306	344,941	25,000	128	155,306	370,069	525,375	310,347		03/15/88	300
Colorado Springs	CO	58,400	271,217	25,000	128	58,400	296,345	354,745	281,272		12/22/82	180
Colorado Springs	CO	115,542	535,700	None	146	115,542	535,846	651,388	500,939		12/04/86	300
Fort Collins	CO	55,200	256,356	None	None	55,200	256,356	311,556	256,356		12/22/82	180
Fort Collins	CO	137,734	638,593	None	22,196	137,734	660,789	798,523	626,341		03/25/86	300
Greeley	CO	58,400	270,755	25,000	196	58,400	295,951	354,351	283,340		11/21/84	300
Greenwood Village	CO	131,216	608,372	6,862	175	131,216	615,409	746,625	568,969		12/05/86	300
Littleton	CO	161,617	358,956	None	146	161,617	359,102	520,719	313,696		12/10/87	300
Longmont	CO	115,592	535,931	None	146	115,592	536,077	651,669	515,178		03/25/86	300
Louisville	CO	58,089	269,313	None	274	58,089	269,587	327,676	269,472		06/22/84	300
Parker	CO	153,551	341,042	None	274	153,551	341,316	494,867	300,592		10/19/87	300
Westminster	CO	306,387	695,737	None	196	306,387	695,933	1,002,320	574,084		09/27/89	300
Bradenton	FL	160,060	355,501	25,000	None	160,060	380,501	540,561	318,404		05/05/88	300
Clearwater	FL	42,223	269,380	None	124	42,223	269,504	311,727	269,504		12/22/81	180
Jacksonville	FL	48,000	243,060	None	None	48,000	243,060	291,060	243,060		12/22/81	180
Jacksonville	FL	184,800	410,447	22,872	189	184,800	433,508	618,308	348,438		03/30/89	300
Margate	FL	66,686	309,183	None	424	66,686	309,607	376,293	289,054		12/16/86	300
Melbourne	FL	256,439	549,345	None	None	256,439	549,345	805,784	381,922		04/16/93	300
Niceville	FL	73,696	341,688	None	None	73,696	341,688	415,384	319,444		12/03/86	300
Orlando	FL	68,001	313,922	None	497	68,001	314,419	382,420	307,441		09/04/85	300
Orlando	FL	159,177	353,538	None	184	159,177	353,722	512,899	315,127		07/02/87	300
Orlando	FL	190,050	422,107	5,707	189	190,050	428,003	618,053	348,277		03/30/89	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Oviedo	FL	166,409	369,598	None	184	166,409	369,782	536,191	324,294		11/20/87	300
Panama City	FL	69,500	244,314	14,500	240	69,500	259,054	328,554	253,392		06/15/82	180
Pensacola	FL	147,000	326,492	20,000	240	147,000	346,732	493,732	270,393		03/28/89	300
Royal Palm Beach	FL	194,193	431,309	25,000	None	194,193	456,309	650,502	367,952		11/15/88	300
Spring Hill	FL	146,939	326,356	None	None	146,939	326,356	473,295	286,232		11/24/87	300
St. Augustine	FL	44,800	213,040	23,090	189	44,800	236,319	281,119	215,843		12/22/81	180
Sunrise	FL	245,000	533,280	92,266	28,408	245,000	653,954	898,954	455,112		05/25/89	300
Tampa	FL	53,385	199,846	None	None	53,385	199,846	253,231	199,846		12/22/81	180
Duluth	GA	310,000	1,040,008	None	None	310,000	1,040,008	1,350,008	424,719	08/25/99	06/07/99	300
Ellenwood	GA	119,678	275,414	None	205	119,678	275,619	395,297	230,359		11/16/88	300
Lawrenceville	GA	141,449	314,161	3,766	None	141,449	317,927	459,376	268,606		07/07/88	300
Lithia Springs	GA	187,444	363,358	None	147	187,444	363,505	550,949	291,292		12/28/89	300
Lithonia	GA	239,715	524,459	24,410	26,108	239,715	574,977	814,692	413,917		08/20/91	300
Marietta	GA	148,620	330,090	25,000	205	148,620	355,295	503,915	290,135		09/16/88	300
Marietta	GA	292,250	649,095	None	415	292,250	649,510	941,760	540,560		12/02/88	300
Marietta	GA	295,750	596,299	None	426	295,750	596,725	892,475	496,600		12/30/88	300
Marietta	GA	301,000	668,529	None	11,707	301,000	680,236	981,236	556,742		12/30/88	300
Smyrna	GA	274,750	610,229	None	415	274,750	610,644	885,394	510,257		11/15/88	300
Stockbridge	GA	168,700	374,688	24,894	415	168,700	399,997	568,697	319,051		03/28/89	300
Stone Mountain	GA	65,000	-	None	None	65,000	-	65,000	0		06/19/85	300
Cedar Rapids	IA	194,950	427,085	None	None	194,950	427,085	622,035	310,052		09/24/92	300
Iowa City	IA	186,900	408,910	None	None	186,900	408,910	595,810	298,351		09/24/92	300
Addison	IL	125,780	583,146	None	241	125,780	583,387	709,167	560,646		03/25/86	300
Algonquin	IL	241,500	509,629	None	20,382	241,500	530,011	771,511	406,904		07/10/90	300
Aurora	IL	165,679	398,738	27,450	21,087	165,679	447,275	612,954	342,581		12/21/88	300
Aurora	IL	468,000	1,259,926	None	None	468,000	1,259,926	1,727,926	506,161	10/26/99	06/14/99	300
Bartlett	IL	120,824	560,166	None	241	120,824	560,407	681,231	538,561		03/25/86	300
Carol Stream	IL	122,831	586,416	None	241	122,831	586,657	709,488	563,789		03/25/86	300
Crystal Lake	IL	400,000	1,259,424	None	None	400,000	1,259,424	1,659,424	510,148	09/28/99	05/14/99	300
Elk Grove Village	IL	126,860	588,175	None	241	126,860	588,416	715,276	565,480		03/26/86	300
Glendale Heights	IL	318,500	707,399	None	172	318,500	707,571	1,026,071	591,454		11/16/88	300
Hoffman Estates	IL	318,500	707,399	None	172	318,500	707,571	1,026,071	581,934		03/31/89	300
Lake in the Hills	IL	375,000	1,127,678	None	None	375,000	1,127,678	1,502,678	456,787	09/03/99	05/14/99	300
Lockport	IL	189,477	442,018	None	151	189,477	442,169	631,646	389,318		10/29/87	300
Naperville	IL	425,000	1,230,654	None	None	425,000	1,230,654	1,655,654	494,396	10/06/99	05/19/99	300
O'Fallon	IL	141,250	313,722	None	None	141,250	313,722	454,972	276,237		10/30/87	300
Oswego	IL	380,000	1,165,818	None	None	380,000	1,165,818	1,545,818	476,096	08/18/99	06/30/99	300
Palatine	IL	121,911	565,232	None	241	121,911	565,473	687,384	543,430		03/25/86	300
Roselle	IL	297,541	561,037	None	172	297,541	561,209	858,750	467,197		12/30/88	300
Schaumburg	IL	218,798	485,955	20,461	None	218,798	506,416	725,214	428,111		12/17/87	300
Vernon Hills	IL	132,523	614,430	None	241	132,523	614,671	747,194	590,713		03/25/86	300
Westmont	IL	124,742	578,330	None	413	124,742	578,743	703,485	556,061		03/25/86	300
Carmel	IN	217,565	430,742	None	432	217,565	431,174	648,739	324,766		12/27/90	300
Fishers	IN	60,000	278,175	None	154	60,000	278,329	338,329	276,165		04/30/85	300
Fishers	IN	212,118	419,958	None	595	212,118	420,553	632,671	316,742		12/27/90	300
Highland	IN	220,460	436,476	None	404	220,460	436,880	657,340	328,966		12/26/90	300
Indianapolis	IN	245,000	544,153	None	365	245,000	544,518	789,518	420,795		06/29/90	300
Lenexa	KS	318,500	707,399	14,200	167	318,500	721,766	1,040,266	588,285		03/31/89	300
Olathe	KS	304,500	676,308	37,904	9,147	304,500	723,359	1,027,859	584,124		09/28/88	300
Overland Park	KS	357,500	1,115,171	None	None	357,500	1,115,171	1,472,671	459,116	07/23/99	05/14/99	300
Shawnee	KS	315,000	699,629	None	233	315,000	699,862	1,014,862	587,375		10/27/88	300
Shawnee	KS	288,246	935,875	None	None	288,246	935,875	1,224,121	407,146	12/29/98	08/24/98	300
Wichita	KS	108,569	350,312	None	None	108,569	350,312	458,881	1,182		12/16/86	300
Wichita	KS	209,890	415,549	25,699	16,136	209,890	457,384	667,274	327,055		12/26/90	300
Lexington	KY	210,427	420,883	None	None	210,427	420,883	631,310	314,455		08/20/91	300
Acton	MA	315,533	700,813	None	278	315,533	701,091	1,016,624	590,741		09/30/88	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Marlborough	MA	352,765	776,488	None	286	352,765	776,774	1,129,539	649,280		11/04/88	300
Westborough	MA	359,412	773,877	None	250	359,412	774,127	1,133,539	647,048		11/01/88	300
Ellicott City	MD	219,368	630,839	26,550	None	219,368	657,389	876,757	534,720		12/19/88	300
Frederick	MD	203,352	1,017,109	None	None	203,352	1,017,109	1,220,461	466,175		07/06/98	300
Olney	MD	342,500	760,701	4,400	41,605	342,500	806,706	1,149,206	669,437		12/18/87	300
Waldorf	MD	130,430	604,702	None	731	130,430	605,433	735,863	605,241		09/26/84	300
Waldorf	MD	237,207	526,844	None	399	237,207	527,243	764,450	460,647		12/31/87	300
Canton	MI	55,000	378,848	2,913	None	55,000	381,761	436,761	378,860		10/06/82	180
Apple Valley	MN	113,523	526,319	None	333	113,523	526,652	640,175	506,123		03/26/86	300
Brooklyn Park	MN	118,111	547,587	None	333	118,111	547,920	666,031	526,563		03/26/86	300
Eagan	MN	112,127	519,845	None	925	112,127	520,770	632,897	500,018		03/31/86	300
Eden Prairie	MN	124,286	576,243	None	333	124,286	576,576	700,862	554,104		03/27/86	300
Maple Grove	MN	313,250	660,149	None	460	313,250	660,609	973,859	510,078		07/11/90	300
Plymouth	MN	134,221	622,350	None	182	134,221	622,532	756,753	582,017		12/12/86	300
White Bear Lake	MN	242,165	537,856	None	460	242,165	538,316	780,481	412,497		08/30/90	300
Florissant	MO	181,300	402,672	23,000	41	181,300	425,713	607,013	333,488		03/29/89	300
Florissant	MO	318,500	707,399	None	None	318,500	707,399	1,025,899	581,891		03/30/89	300
Gladstone	MO	294,000	652,987	None	326	294,000	653,313	947,313	550,529		09/29/88	300
Lee's Summit	MO	239,627	532,220	None	179	239,627	532,399	772,026	426,852		09/27/89	300
Lee's Summit	MO	330,000	993,787	None	None	330,000	993,787	1,323,787	409,138	07/26/99	06/17/99	300
Lee's Summit	MO	313,740	939,367	None	None	313,740	939,367	1,253,107	383,622	09/08/99	06/30/99	300
Liberty	MO	65,400	303,211	25,000	None	65,400	328,211	393,611	311,342		06/18/85	300
North Kansas City	MO	307,784	910,401	None	None	307,784	910,401	1,218,185	401,573	09/28/99	08/21/98	300
Pearl	MS	121,801	270,524	18,837	11,896	121,801	301,257	423,058	245,179		11/15/88	300
Cary	NC	75,200	262,973	15,000	94	75,200	278,067	353,267	264,275		01/25/84	180
Charlotte	NC	27,551	247,000	None	168	27,551	247,168	274,719	247,011		12/23/81	180
Charlotte	NC	134,582	268,222	24,478	139	134,582	292,839	427,421	234,736		11/16/88	300
Concord	NC	32,441	190,859	None	139	32,441	190,998	223,439	190,938		12/23/81	180
Durham	NC	175,700	390,234	26,312	94	175,700	416,640	592,340	334,590		03/29/89	300
Durham	NC	220,728	429,380	None	270	220,728	429,650	650,378	344,494		12/29/89	300
Durham	NC	238,000	471,201	5,375	25	238,000	476,601	714,601	342,932		08/20/91	300
Kernersville	NC	162,216	316,300	None	316	162,216	316,616	478,832	254,005		12/14/89	300
Bellevue	NE	60,568	280,819	None	345	60,568	281,164	341,732	262,565		12/16/86	300
Omaha	NE	60,500	280,491	None	179	60,500	280,670	341,170	280,536		08/01/84	300
Omaha	NE	53,000	245,720	22,027	179	53,000	267,926	320,926	248,189		10/11/84	300
Omaha	NE	142,867	317,315	None	312	142,867	317,627	460,494	277,393		12/09/87	300
Londonderry	NH	335,467	745,082	None	332	335,467	745,414	1,080,881	600,599		08/18/89	300
Clementon	NJ	279,851	554,060	None	399	279,851	554,459	834,310	401,791		09/09/91	300
Las Vegas	NV	201,250	446,983	None	126	201,250	447,109	648,359	345,534		06/29/90	300
Sparks	NV	244,752	543,605	19,912	285	244,752	563,802	808,554	478,796		01/29/88	300
Beavercreek	OH	179,552	398,786	None	273	179,552	399,059	578,611	356,832		06/30/87	300
Centerville	OH	174,519	387,613	None	273	174,519	387,886	562,405	345,482		07/23/87	300
Dublin	OH	84,000	389,446	None	230	84,000	389,676	473,676	380,017		10/08/85	300
Englewood	OH	74,000	343,083	None	327	74,000	343,410	417,410	334,842		10/23/85	300
Forest Park	OH	170,778	379,305	None	151	170,778	379,456	550,234	335,603		09/28/87	300
Huber Heights	OH	245,000	544,153	None	176	245,000	544,329	789,329	415,355		09/27/90	300
Loveland	OH	206,136	457,829	23,656	23	206,136	481,508	687,644	415,257		03/20/87	300
Pickerington	OH	87,580	406,055	None	None	87,580	406,055	493,635	379,621		12/11/86	300
Westerville	OH	82,000	380,173	None	122	82,000	380,295	462,295	370,911		10/08/85	300
Westerville	OH	294,350	646,557	None	176	294,350	646,733	941,083	495,511		09/26/90	300
Broken Arrow	OK	78,705	220,434	None	None	78,705	220,434	299,139	220,434		01/27/83	180
Midwest City	OK	67,800	314,338	None	124	67,800	314,462	382,262	309,315		08/14/85	300
Oklahoma City	OK	50,800	214,474	None	173	50,800	214,647	265,447	214,517		06/15/82	180
Oklahoma City	OK	79,000	366,261	17,659	173	79,000	384,093	463,093	379,213		11/14/84	300
Yukon	OK	61,000	282,812	27,000	173	61,000	309,985	370,985	293,072		05/02/85	300
Beaverton	OR	135,148	626,647	None	249	135,148	626,896	762,044	585,689		12/17/86	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Charleston	SC	125,593	278,947	None	361	125,593	279,308	404,901	239,053		05/26/88	300
Charleston	SC	140,700	312,498	25,000	223	140,700	337,721	478,421	269,409		03/28/89	300
Columbia	SC	58,160	269,643	None	330	58,160	269,973	328,133	269,913		11/14/84	300
Elgin	SC	160,831	313,600	None	223	160,831	313,823	474,654	251,745		12/14/89	300
Goose Creek	SC	61,635	192,905	None	223	61,635	193,128	254,763	192,983		12/22/81	180
Summerville	SC	44,400	174,500	None	168	44,400	174,668	219,068	174,511		12/22/81	180
Sumter	SC	56,010	268,903	None	1,351	56,010	270,254	326,264	266,407		06/18/85	300
Memphis	TN	238,263	504,897	None	248	238,263	505,145	743,408	425,700		09/29/88	300
Memphis	TN	238,000	528,608	None	349	238,000	528,957	766,957	445,698		09/30/88	300
Nashville	TN	274,298	609,223	None	293	274,298	609,516	883,814	501,193		03/30/89	300
Arlington	TX	82,109	380,677	None	149	82,109	380,826	462,935	380,765		12/13/84	300
Arlington	TX	238,000	528,604	16,747	404	238,000	545,755	783,755	446,887		09/26/88	300
Arlington	TX	241,500	550,559	33,725	13,377	241,500	597,661	839,161	478,562		09/22/89	300
Austin	TX	103,600	230,532	8,750	142	103,600	239,424	343,024	236,063		10/29/82	180
Austin	TX	88,872	222,684	48,416	14,887	88,872	285,987	374,859	238,918		01/12/83	180
Austin	TX	134,383	623,103	None	566	134,383	623,669	758,052	582,570		12/23/86	300
Austin	TX	236,733	640,023	36,746	11,951	236,733	688,720	925,453	486,050		09/27/88	300
Austin	TX	191,636	425,629	15,530	294	191,636	441,453	633,089	364,148		12/22/88	300
Austin	TX	217,878	483,913	29,469	None	217,878	513,382	731,260	407,558		06/22/89	300
Bedford	TX	241,500	550,559	None	73	241,500	550,632	792,132	462,033		09/22/89	300
Carrollton	TX	277,850	617,113	12,086	18,283	277,850	647,482	925,332	545,647		12/11/87	300
Cedar Park	TX	168,857	375,036	5,200	142	168,857	380,378	549,235	315,988		11/21/88	300
Colleyville	TX	250,000	1,070,360	None	None	250,000	1,070,360	1,320,360	437,109	08/17/99	05/14/99	300
Converse	TX	217,000	481,963	None	294	217,000	482,257	699,257	406,267		09/28/88	300
Corinth	TX	285,000	1,041,626	None	None	285,000	1,041,626	1,326,626	432,270	06/04/99	05/19/99	300
Denton	TX	192,777	428,121	None	237	192,777	428,358	621,135	389,313		01/07/87	300
Euless	TX	234,111	519,962	None	217	234,111	520,179	754,290	467,010		05/08/87	300
Flower Mound	TX	202,773	442,845	8,877	9,358	202,773	461,080	663,853	406,921		04/20/87	300
Flower Mound	TX	281,735	1,099,726	None	None	281,735	1,099,726	1,381,461	463,690	04/23/99	01/13/99	300
Fort Worth	TX	85,518	396,495	24,625	95	85,518	421,215	506,733	381,545		12/03/86	300
Fort Worth	TX	238,000	528,608	None	95	238,000	528,703	766,703	445,552		09/26/88	300
Fort Worth	TX	216,160	427,962	None	95	216,160	428,057	644,217	319,707		02/07/91	300
Garland	TX	211,050	468,749	19,199	17,516	211,050	505,464	716,514	375,258		12/12/89	300
Grand Prairie	TX	167,164	371,276	30,086	19,492	167,164	420,854	588,018	325,096		12/13/88	300
Houston	TX	60,000	278,175	None	263	60,000	278,438	338,438	275,326		05/01/85	300
Houston	TX	139,125	308,997	19,128	3,036	139,125	331,161	470,286	284,039		05/22/87	300
Houston	TX	141,296	313,824	12,442	7	141,296	326,273	467,569	282,316		07/24/87	300
Houston	TX	219,100	486,631	None	256	219,100	486,887	705,987	410,259		09/30/88	300
Houston	TX	149,109	323,314	None	14,118	149,109	337,432	486,541	278,480		06/26/89	300
Houston	TX	294,582	919,276	None	None	294,582	919,276	1,213,858	396,870	01/11/99	08/14/98	300
Humble	TX	278,915	1,034,868	None	None	278,915	1,034,868	1,313,783	426,051	07/19/99	05/14/99	300
Katy	TX	309,898	983,041	None	None	309,898	983,041	1,292,939	430,925	11/30/98	08/21/98	300
Mansfield	TX	181,375	402,839	46,878	17,315	181,375	467,032	648,407	327,218		12/20/89	300
Mesquite	TX	85,000	394,079	9,855	12,885	85,000	416,819	501,819	399,390		10/24/84	300
Mesquite	TX	139,466	326,525	7,902	343	139,466	334,770	474,236	243,084		10/08/92	300
Pasadena	TX	60,000	278,173	8,630	10	60,000	286,813	346,813	278,567		10/23/84	300
Plano	TX	261,912	581,658	30,831	18,311	261,912	630,800	892,712	541,860		01/06/87	300
Plano	TX	250,514	556,399	None	73	250,514	556,472	806,986	486,090		12/10/87	300
Plano	TX	259,000	575,246	None	124	259,000	575,370	834,370	484,911		09/27/88	300
Round Rock	TX	80,525	373,347	None	552	80,525	373,899	454,424	349,120		12/16/86	300
Round Rock	TX	186,380	413,957	30,800	266	186,380	445,023	631,403	353,817		04/19/89	300
San Antonio	TX	130,833	606,596	None	115	130,833	606,711	737,544	583,005		03/24/86	300
San Antonio	TX	102,512	475,288	None	456	102,512	475,744	578,256	444,518		12/03/86	300
San Antonio	TX	81,530	378,007	None	266	81,530	378,273	459,803	353,428		12/11/86	300
San Antonio	TX	139,125	308,997	30,885	13,246	139,125	353,128	492,253	283,999		05/22/87	300
San Antonio	TX	181,412	402,923	None	418	181,412	403,341	584,753	359,183		07/07/87	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

San Antonio	TX	234,500	520,831	None	304	234,500	521,135	755,635	455,165		12/29/87	300
San Antonio	TX	217,000	481,967	None	276	217,000	482,243	699,243	404,702		10/14/88	300
San Antonio	TX	182,868	406,155	18,940	None	182,868	425,095	607,963	351,166		12/06/88	300
San Antonio	TX	220,500	447,108	None	276	220,500	447,384	667,884	367,912		03/30/89	300
Southlake	TX	228,279	511,750	None	95	228,279	511,845	740,124	368,448		03/10/93	300
Sugar Land	TX	339,310	1,000,876	None	None	339,310	1,000,876	1,340,186	418,698	05/30/99	01/13/99	300
Layton	UT	136,574	269,008	None	314	136,574	269,322	405,896	214,840		02/01/90	300
Sandy	UT	168,089	373,330	None	314	168,089	373,644	541,733	293,554		02/01/90	300
Centreville	VA	371,000	824,003	None	223	371,000	824,226	1,195,226	661,429		09/29/89	300
Chesapeake	VA	190,050	422,107	24,568	94	190,050	446,769	636,819	359,275		03/28/89	300
Glen Allen	VA	74,643	346,060	None	223	74,643	346,283	420,926	346,167		06/20/84	300
Portsmouth	VA	171,575	381,073	24,932	203	171,575	406,208	577,783	328,621		12/21/88	300
Richmond	VA	71,001	327,771	None	129	71,001	327,900	398,901	320,686		09/04/85	300
Richmond	VA	269,500	598,567	None	199	269,500	598,766	868,266	492,394		03/28/89	300
Virginia Beach	VA	69,080	320,270	None	13,825	69,080	334,095	403,175	321,152		11/15/84	300
Woodbridge	VA	358,050	795,239	None	407	358,050	795,646	1,153,696	670,336		09/29/88	300
Federal Way	WA	150,785	699,101	None	117	150,785	699,218	850,003	653,319		12/17/86	300
Federal Way	WA	261,943	581,782	27,500	None	261,943	609,282	871,225	496,538		11/21/88	300
Kent	WA	128,300	539,141	None	None	128,300	539,141	667,441	539,141		06/03/83	180
Kent	WA	140,763	678,809	None	117	140,763	678,926	819,689	634,359		12/17/86	300
Kirkland	WA	301,000	668,534	None	None	301,000	668,534	969,534	577,126		03/31/88	300
Puyallup	WA	195,552	434,327	27,000	None	195,552	461,327	656,879	374,174		12/06/88	300
Redmond	WA	279,830	621,513	None	117	279,830	621,630	901,460	553,824		07/27/87	300
Renton	WA	111,183	515,490	None	None	111,183	515,490	626,673	495,421		03/24/86	300
Appleton	WI	196,000	424,038	None	354	196,000	424,392	620,392	327,927		07/10/90	300
Waukesha	WI	233,100	461,500	None	354	233,100	461,854	694,954	347,930		12/13/90	300
Waukesha	WI	215,950	427,546	None	354	215,950	427,900	643,850	322,348		12/13/90	300

Consumer Electronics
Mary Esther	FL	149,696	363,263	None	None	149,696	363,263	512,959	190,713		11/26/96	300
Merritt Island	FL	309,652	482,459	None	None	309,652	482,459	792,111	253,291		11/26/96	300
Smyrna	GA	1,094,058	3,090,236	None	None	1,094,058	3,090,236	4,184,294	1,550,154		06/09/97	300
Richmond	IN	93,999	193,753	None	None	93,999	193,753	287,752	101,720		11/26/96	300
Jackson	MI	550,162	571,590	None	None	550,162	571,590	1,121,752	248,766	01/15/99	09/25/98	300
Tupelo	MS	121,697	637,691	None	15	121,697	637,706	759,403	334,801		11/26/96	300
Pineville	NC	567,864	840,284	3,125	19,654	567,864	863,063	1,430,927	372,659		12/31/98	300
Westbury	NY	6,333,590	3,952,773	4,073	None	6,333,590	3,956,846	10,290,436	1,944,994		09/29/97	300

Convenience Stores
Daphne	AL	140,000	391,637	None	None	140,000	391,637	531,637	90,727		03/18/04	300
Mobile	AL	190,000	301,637	None	None	190,000	301,637	491,637	69,877		03/18/04	300
Mobile	AL	180,000	421,637	None	None	180,000	421,637	601,637	97,677		03/18/04	300
Florence	AZ	150,000	371,637	None	None	150,000	371,637	521,637	86,093		03/18/04	300
Gilbert	AZ	680,000	1,111,637	None	None	680,000	1,111,637	1,791,637	257,527		03/18/04	300
Litchfield Park	AZ	610,000	531,637	None	None	610,000	531,637	1,141,637	123,160		03/18/04	300
Marana	AZ	180,000	331,637	None	None	180,000	331,637	511,637	76,827		03/18/04	300
Marana	AZ	330,000	911,637	None	None	330,000	911,637	1,241,637	211,193		03/18/04	300
Maricopa	AZ	170,000	361,637	None	None	170,000	361,637	531,637	83,777		03/18/04	300
Mesa	AZ	560,000	821,637	None	None	560,000	821,637	1,381,637	190,343		03/18/04	300
Mesa	AZ	750,000	1,071,637	None	None	750,000	1,071,637	1,821,637	248,260		03/18/04	300
Mesa	AZ	810,000	1,061,637	None	None	810,000	1,061,637	1,871,637	245,943		03/18/04	300
Mesa	AZ	890,000	1,081,637	None	None	890,000	1,081,637	1,971,637	250,577		03/18/04	300
Mesa	AZ	780,000	1,071,637	None	None	780,000	1,071,637	1,851,637	248,260		03/18/04	300
Mesa	AZ	900,000	1,191,637	None	None	900,000	1,191,637	2,091,637	276,060		03/18/04	300
Payson	AZ	210,000	351,637	None	None	210,000	351,637	561,637	81,460		03/18/04	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Payson	AZ	260,000	311,637	None	None	260,000	311,637	571,637	72,193		03/18/04	300
Peoria	AZ	520,000	751,637	None	None	520,000	751,637	1,271,637	174,127		03/18/04	300
Phoenix	AZ	440,000	511,637	None	None	440,000	511,637	951,637	118,527		03/18/04	300
Phoenix	AZ	360,000	421,637	None	None	360,000	421,637	781,637	97,677		03/18/04	300
Phoenix	AZ	710,000	591,637	None	None	710,000	591,637	1,301,637	137,060		03/18/04	300
Phoenix	AZ	320,000	661,637	None	None	320,000	661,637	981,637	153,277		03/18/04	300
Phoenix	AZ	450,000	651,637	None	None	450,000	651,637	1,101,637	150,960		03/18/04	300
Phoenix	AZ	430,000	711,637	None	None	430,000	711,637	1,141,637	164,860		03/18/04	300
Phoenix	AZ	730,000	931,637	None	None	730,000	931,637	1,661,637	215,827		03/18/04	300
Phoenix	AZ	400,000	931,637	None	None	400,000	931,637	1,331,637	215,827		03/18/04	300
Phoenix	AZ	790,000	1,051,637	None	None	790,000	1,051,637	1,841,637	243,627		03/18/04	300
Pinetop	AZ	170,000	311,637	None	None	170,000	311,637	481,637	72,193		03/18/04	300
Queen Creek	AZ	520,000	891,637	None	None	520,000	891,637	1,411,637	206,560		03/18/04	300
Scottsdale	AZ	210,000	201,637	None	None	210,000	201,637	411,637	46,710		03/18/04	300
Scottsdale	AZ	660,000	1,031,637	None	None	660,000	1,031,637	1,691,637	238,993		03/18/04	300
Sierra Vista	AZ	110,000	301,637	None	None	110,000	301,637	411,637	69,877		03/18/04	300
Tempe	AZ	620,000	1,071,637	None	None	620,000	1,071,637	1,691,637	248,260		03/18/04	300
Tempe	AZ	270,000	461,637	None	None	270,000	461,637	731,637	106,943		03/18/04	300
Tolleson	AZ	460,000	1,231,637	None	None	460,000	1,231,637	1,691,637	285,327		03/18/04	300
Tombstone	AZ	110,000	381,637	None	None	110,000	381,637	491,637	88,410		03/18/04	300
Tucson	AZ	220,000	311,637	None	None	220,000	311,637	531,637	72,193		03/18/04	300
Tucson	AZ	240,000	341,637	None	None	240,000	341,637	581,637	79,143		03/18/04	300
Tucson	AZ	550,000	511,637	None	None	550,000	511,637	1,061,637	118,527		03/18/04	300
Tucson	AZ	126,000	234,565	None	None	126,000	234,565	360,565	53,559		04/14/04	300
Wellton	AZ	120,000	291,637	None	None	120,000	291,637	411,637	67,560		03/18/04	300
Wickenburg	AZ	150,000	291,637	None	None	150,000	291,637	441,637	67,560		03/18/04	300
Manchester	CT	118,262	305,510	None	None	118,262	305,510	423,772	180,760		03/03/95	300
Vernon	CT	179,646	319,372	None	None	179,646	319,372	499,018	188,961		03/09/95	300
Westbrook	CT	98,247	373,340	None	None	98,247	373,340	471,587	220,893		03/09/95	300
Camden	DE	113,811	174,435	None	None	113,811	174,435	288,246	47,381		03/19/03	300
Camden	DE	250,528	379,165	None	None	250,528	379,165	629,693	102,999		03/19/03	300
Dewey	DE	147,465	224,665	None	None	147,465	224,665	372,130	61,027		03/19/03	300
Dover	DE	278,804	421,707	None	None	278,804	421,707	700,511	114,557		03/19/03	300
Dover	DE	367,137	554,207	None	None	367,137	554,207	921,344	150,552		03/19/03	300
Dover	DE	367,425	554,884	None	None	367,425	554,884	922,309	150,736		03/19/03	300
Felton	DE	307,260	464,391	None	None	307,260	464,391	771,651	126,152		03/19/03	300
Greenwood	DE	632,303	1,176,711	None	None	632,303	1,176,711	1,809,014	100,019		11/29/07	300
Harrington	DE	563,812	849,220	None	None	563,812	849,220	1,413,032	230,697		03/19/03	300
Milford	DE	310,049	468,575	None	None	310,049	468,575	778,624	127,289		03/19/03	300
Newcastle	DE	589,325	887,488	None	None	589,325	887,488	1,476,813	241,094		03/19/03	300
Smyrna	DE	121,774	186,436	None	None	121,774	186,436	308,210	50,641		03/19/03	300
Smyrna	DE	401,135	605,332	None	None	401,135	605,332	1,006,467	164,441		03/19/03	300
Townsend	DE	241,416	365,749	None	None	241,416	365,749	607,165	99,355		03/19/03	300
Wilmington	DE	280,682	424,525	None	None	280,682	424,525	705,207	115,322		03/19/03	300
Archer	FL	296,238	578,145	None	None	296,238	578,145	874,383	245,710		05/07/99	300
Bushnell	FL	130,000	291,637	None	None	130,000	291,637	421,637	67,560		03/18/04	300
Clearwater	FL	359,792	311,845	None	None	359,792	311,845	671,637	72,241		03/18/04	300
Cocoa	FL	323,827	287,810	None	None	323,827	287,810	611,637	66,673		03/18/04	300
Deltona	FL	140,000	321,637	None	None	140,000	321,637	461,637	74,510		03/18/04	300
Ellenton	FL	250,000	261,637	None	None	250,000	261,637	511,637	60,610		03/18/04	300
Englewood	FL	270,000	331,637	None	None	270,000	331,637	601,637	76,827		03/18/04	300
Gainesville	FL	515,834	873,187	None	None	515,834	873,187	1,389,021	371,103		05/07/99	300
Gainesville	FL	480,318	600,633	None	None	480,318	600,633	1,080,951	255,268		05/07/99	300
Gainesville	FL	347,310	694,859	None	None	347,310	694,859	1,042,169	295,314		05/07/99	300
Gainesville	FL	339,263	658,807	None	None	339,263	658,807	998,070	279,992		05/07/99	300
Gainesville	FL	351,921	552,557	None	None	351,921	552,557	904,478	234,835		05/07/99	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Gainesville	FL	500,032	850,291	None	None	500,032	850,291	1,350,323	361,372		05/07/99	300
Homosassa Springs	FL	740,000	621,637	None	None	740,000	621,637	1,361,637	144,010		03/18/04	300
Hudson	FL	300,000	351,637	None	None	300,000	351,637	651,637	81,460		03/18/04	300
Intercession City	FL	161,776	319,861	None	None	161,776	319,861	481,637	74,098		03/18/04	300
Jacksonville	FL	266,111	494,206	None	None	266,111	494,206	760,317	112,844		04/01/04	300
Jacksonville Bch	FL	522,188	371,885	None	None	522,188	371,885	894,073	158,050		05/07/99	300
Key West	FL	873,700	627,937	None	None	873,700	627,937	1,501,637	145,469		03/18/04	300
Key West	FL	492,785	208,852	None	None	492,785	208,852	701,637	48,381		03/18/04	300
Lakeland	FL	527,076	464,561	None	None	527,076	464,561	991,637	107,621		03/18/04	300
Lakeland	FL	300,000	321,637	None	None	300,000	321,637	621,637	74,510		03/18/04	300
Lakeport	FL	180,342	331,295	None	None	180,342	331,295	511,637	76,747		03/18/04	300
Land O'Lakes	FL	120,000	361,637	None	None	120,000	361,637	481,637	83,777		03/18/04	300
Lutz	FL	480,000	421,637	None	None	480,000	421,637	901,637	97,677		03/18/04	300
Naples	FL	150,000	301,637	None	None	150,000	301,637	451,637	69,877		03/18/04	300
Naples	FL	620,000	381,637	None	None	620,000	381,637	1,001,637	88,410		03/18/04	300
New Port Richey	FL	190,000	601,637	None	None	190,000	601,637	791,637	139,377		03/18/04	300
North Fort Meyers	FL	140,000	281,637	None	None	140,000	281,637	421,637	65,243		03/18/04	300
Okeechobee	FL	195,075	346,562	None	None	195,075	346,562	541,637	80,284		03/18/04	300
Orlando	FL	240,000	301,637	None	None	240,000	301,637	541,637	69,877		03/18/04	300
Palm Bay	FL	230,880	300,757	None	None	230,880	300,757	531,637	69,673		03/18/04	300
Palm Harbor	FL	510,000	381,637	None	None	510,000	381,637	891,637	88,410		03/18/04	300
Panama City	FL	210,000	431,637	None	None	210,000	431,637	641,637	99,993		03/18/04	300
Pensacola	FL	168,000	312,727	None	None	168,000	312,727	480,727	71,403		04/14/04	300
Port Charlotte	FL	170,000	311,637	None	None	170,000	311,637	481,637	72,193		03/18/04	300
Port Orange	FL	609,438	512,199	None	None	609,438	512,199	1,121,637	118,657		03/18/04	300
Pt Charlotte	FL	200,000	356,637	None	None	200,000	356,637	556,637	82,618		03/18/04	300
Punta Gorda	FL	400,000	511,637	None	None	400,000	511,637	911,637	118,527		03/18/04	300
Tallahassee	FL	600,000	341,637	None	None	600,000	341,637	941,637	79,143		03/18/04	300
Tampa	FL	300,000	301,637	None	None	300,000	301,637	601,637	69,877		03/18/04	300
Tampa	FL	380,000	361,637	None	None	380,000	361,637	741,637	83,777		03/18/04	300
Tampa	FL	320,000	591,637	None	None	320,000	591,637	911,637	137,060		03/18/04	300
Webster	FL	640,000	1,071,637	None	None	640,000	1,071,637	1,711,637	248,260		03/18/04	300
Winter Springs	FL	150,000	291,637	None	None	150,000	291,637	441,637	67,560		03/18/04	300
Augusta	GA	620,000	383,232	None	None	620,000	383,232	1,003,232	160,314		07/22/99	300
Augusta	GA	540,000	337,853	None	None	540,000	337,853	877,853	141,331		07/22/99	300
Augusta	GA	510,000	392,929	None	None	510,000	392,929	902,929	164,371		07/22/99	300
Augusta	GA	180,000	422,020	None	None	180,000	422,020	602,020	176,542		07/22/99	300
Augusta	GA	260,000	392,171	None	None	260,000	392,171	652,171	164,055		07/22/99	300
Augusta	GA	240,000	451,637	None	None	240,000	451,637	691,637	104,627		03/18/04	300
Cahutta	GA	437,500	813,742	None	None	437,500	813,742	1,251,242	202,073		10/16/03	300
Calhoun	GA	122,500	228,742	None	None	122,500	228,742	351,242	56,798		10/16/03	300
Calhoun	GA	262,500	488,742	None	None	262,500	488,742	751,242	121,365		10/16/03	300
Cartersville	GA	262,500	488,742	None	None	262,500	488,742	751,242	121,365		10/16/03	300
Chatsworth	GA	140,000	261,242	None	47	140,000	261,289	401,289	64,877		10/16/03	300
Chatsworth	GA	140,000	261,242	None	47	140,000	261,289	401,289	64,877		10/16/03	300
Chatsworth	GA	140,000	261,242	None	47	140,000	261,289	401,289	64,877		10/16/03	300
Chickamauga	GA	181,731	338,742	None	None	181,731	338,742	520,473	84,115		10/16/03	300
Dalton	GA	171,500	319,742	None	None	171,500	319,742	491,242	79,396		10/16/03	300
Dalton	GA	87,500	163,742	None	None	87,500	163,742	251,242	40,656		10/16/03	300
Dalton	GA	485,650	903,162	None	None	485,650	903,162	1,388,812	224,279		10/16/03	300
Dalton	GA	146,000	272,385	None	None	146,000	272,385	418,385	67,636		10/16/03	300
Dalton	GA	420,000	781,242	None	None	420,000	781,242	1,201,242	194,002		10/16/03	300
Dalton	GA	210,000	391,242	None	None	210,000	391,242	601,242	97,152		10/16/03	300
Dalton	GA	332,500	618,742	None	None	332,500	618,742	951,242	153,648		10/16/03	300
Decatur	GA	529,383	532,429	None	None	529,383	532,429	1,061,812	267,041		06/27/97	300
Dunwoody	GA	545,462	724,254	None	None	545,462	724,254	1,269,716	363,265		06/27/97	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Flintstone	GA	157,500	293,742	None	None	157,500	293,742	451,242	72,940		10/16/03	300
Lafayette	GA	122,500	228,742	None	None	122,500	228,742	351,242	56,798		10/16/03	300
Lithonia	GA	386,784	776,436	None	None	386,784	776,436	1,163,220	389,455		06/27/97	300
Mableton	GA	491,069	355,957	None	None	491,069	355,957	847,026	178,524		06/27/97	300
Martinez	GA	450,000	402,777	None	None	450,000	402,777	852,777	168,491		07/22/99	300
Martinez	GA	830,000	871,637	None	None	830,000	871,637	1,701,637	201,927		03/18/04	300
Norcross	GA	384,162	651,273	None	None	384,162	651,273	1,035,435	326,662		06/27/97	300
Ringgold	GA	350,000	651,242	None	None	350,000	651,242	1,001,242	161,719		10/16/03	300
Ringgold	GA	234,500	1,168,914	None	None	234,500	1,168,914	1,403,414	239,051		10/16/03	300
Ringgold	GA	385,000	716,242	-21,175	None	363,825	716,242	1,080,067	177,860		10/16/03	300
Ringgold	GA	482,251	896,851	None	None	482,251	896,851	1,379,102	222,712		10/16/03	300
Rocky Face	GA	164,231	306,241	None	None	164,231	306,241	470,472	76,044		10/16/03	300
Rome	GA	210,000	391,242	None	None	210,000	391,242	601,242	97,152		10/16/03	300
Rome	GA	199,199	371,183	None	None	199,199	371,183	570,382	92,171		10/16/03	300
Rome	GA	201,791	375,997	None	None	201,791	375,997	577,788	93,366		10/16/03	300
Rome	GA	315,000	586,242	None	None	315,000	586,242	901,242	145,577		10/16/03	300
Rossville	GA	157,500	293,742	None	None	157,500	293,742	451,242	72,940		10/16/03	300
Summerville	GA	66,231	124,242	None	None	66,231	124,242	190,473	30,847		10/16/03	300
Trenton	GA	129,231	241,242	None	None	129,231	241,242	370,473	59,902		10/16/03	300
Belvidere	IL	768,748	1,426,176	1,500	None	768,748	1,427,676	2,196,424	2,377		12/28/09	300
Dekalb	IL	661,500	1,226,500	2,000	None	661,500	1,228,500	1,890,000	2,044		12/28/09	300
Godfrey	IL	374,586	733,190	None	314	374,586	733,504	1,108,090	367,776		06/27/97	300
Granite City	IL	362,287	737,255	None	314	362,287	737,569	1,099,856	369,817		06/27/97	300
Hartford	IL	599,172	1,110,747	2,000	None	599,172	1,112,747	1,711,919	1,851		12/28/09	300
Love's Park	IL	547,582	1,016,523	1,500	None	547,582	1,018,023	1,565,605	83,315		12/20/07	300
Loves Park	IL	760,725	1,410,775	2,000	None	760,725	1,412,775	2,173,500	2,351		12/28/09	300
Machesney Park	IL	562,275	1,043,225	1,000	None	562,275	1,044,225	1,606,500	1,739		12/28/09	300
Madison	IL	173,812	625,030	None	314	173,812	625,344	799,156	313,536		06/27/97	300
Marengo	IL	501,948	930,688	1,500	None	501,948	932,188	1,434,136	1,551		12/28/09	300
Rochelle	IL	607,418	1,128,145	1,000	None	607,418	1,129,145	1,736,563	92,331		12/20/07	300
Rockford	IL	463,050	858,450	1,500	None	463,050	859,950	1,323,000	1,431		12/28/09	300
Rockford	IL	388,631	720,244	1,500	None	388,631	721,744	1,110,375	1,200		12/28/09	300
Tuscola	IL	752,456	1,394,419	3,000	None	752,456	1,397,419	2,149,875	2,324		12/28/09	300
Albany	IN	427,437	794,632	2,000	None	427,437	796,632	1,224,069	83,950		05/25/07	300
Alexandria	IN	139,219	259,369	None	None	139,219	259,369	398,588	27,230		05/25/07	300
Anderson	IN	147,263	274,307	None	None	147,263	274,307	421,570	28,799		05/25/07	300
Anderson	IN	283,430	527,190	2,000	None	283,430	529,190	812,620	55,868		05/25/07	300
Elkhart	IN	495,914	922,471	1,500	None	495,914	923,971	1,419,885	97,244		05/25/07	300
Frankfort	IN	208,666	388,345	2,000	None	208,666	390,345	599,011	41,290		05/25/07	300
Greenwood	IN	173,250	323,022	None	None	173,250	323,022	496,272	33,914		05/25/07	300
Hartford City	IN	250,310	465,702	2,000	None	250,310	467,702	718,012	49,412		05/25/07	300
Indianapolis	IN	129,938	242,134	None	None	129,938	242,134	372,072	25,421		05/25/07	300
Indianapolis	IN	269,294	500,939	1,500	None	269,294	502,439	771,733	52,983		05/25/07	300
Indianapolis	IN	318,432	592,193	1,500	None	318,432	593,693	912,125	62,564		05/25/07	300
Knox	IN	341,250	633,499	1,500	None	341,250	634,999	976,249	56,297		10/09/07	300
Lafayette	IN	147,263	274,309	None	None	147,263	274,309	421,572	28,799		05/25/07	300
Lafayette	IN	112,613	209,959	None	None	112,613	209,959	322,572	22,042		05/25/07	300
Marion	IN	209,196	389,995	1,500	None	209,196	391,495	600,691	41,334		05/25/07	300
Michigan City	IN	227,500	422,249	1,500	None	227,500	423,749	651,249	37,636		10/09/07	300
Mishawaka	IN	123,983	231,743	2,000	None	123,983	233,743	357,726	24,846		05/25/07	300
Morristown	IN	366,590	682,082	2,000	None	366,590	684,082	1,050,672	72,132		05/25/07	300
Muncie	IN	103,950	193,870	None	None	103,950	193,870	297,820	20,353		05/25/07	300
Muncie	IN	184,237	342,974	2,000	None	184,237	344,974	529,211	36,526		05/25/07	300
New Albany	IN	181,459	289,353	None	211	181,459	289,564	471,023	171,253		03/03/95	300
New Albany	IN	262,465	331,796	None	211	262,465	332,007	594,472	196,365		03/06/95	300
New Castle	IN	138,600	258,672	None	None	138,600	258,672	397,272	27,157		05/25/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

New Castle	IN	79,854	149,572	1,000	None	79,854	150,572	230,426	15,960		05/25/07	300
New Castle	IN	203,941	380,019	1,500	None	203,941	381,519	585,460	40,286		05/25/07	300
Richmond	IN	281,248	523,589	1,500	None	281,248	525,089	806,337	55,361		05/25/07	300
Richmond	IN	255,908	476,528	2,000	None	255,908	478,528	734,436	50,549		05/25/07	300
Rushville	IN	138,600	258,672	None	None	138,600	258,672	397,272	27,157		05/25/07	300
Rushville	IN	121,275	226,497	None	None	121,275	226,497	347,772	23,779		05/25/07	300
South Bend	IN	372,387	693,064	2,000	None	372,387	695,064	1,067,451	73,285		05/25/07	300
Wabash	IN	430,437	800,871	2,000	None	430,437	802,871	1,233,308	84,605		05/25/07	300
Wabash	IN	334,923	623,488	1,500	None	334,923	624,988	959,911	65,850		05/25/07	300
Warsaw	IN	415,275	772,713	1,500	None	415,275	774,213	1,189,488	81,519		05/25/07	300
West Lafayette	IN	1,052,628	1,340,855	2,000	None	1,052,628	1,342,855	2,395,483	141,080		05/25/07	300
Zionsville	IN	910,595	1,691,926	2,000	None	910,595	1,693,926	2,604,521	178,166		05/25/07	300
Berea	KY	252,077	360,815	None	197	252,077	361,012	613,089	213,516		03/08/95	300
Elizabethtown	KY	286,106	286,106	None	211	286,106	286,317	572,423	169,332		03/03/95	300
Lebanon	KY	158,052	316,105	None	197	158,052	316,302	474,354	187,062		03/03/95	300
Louisville	KY	198,926	368,014	None	211	198,926	368,225	567,151	217,794		03/03/95	300
Louisville	KY	216,849	605,697	None	None	216,849	605,697	822,546	327,952	06/18/96	11/17/95	300
Mt. Washington	KY	327,245	479,593	None	None	327,245	479,593	806,838	251,818	12/06/96	05/31/96	300
Owensboro	KY	360,000	590,000	None	None	360,000	590,000	950,000	339,250		08/25/95	300
Alexandria	LA	170,000	371,637	None	None	170,000	371,637	541,637	86,093		03/18/04	300
Baton Rouge	LA	500,000	521,637	None	None	500,000	521,637	1,021,637	120,843		03/18/04	300
Baton Rouge	LA	210,000	361,637	None	None	210,000	361,637	571,637	83,777		03/18/04	300
Bossier City	LA	230,000	431,637	None	None	230,000	431,637	661,637	99,993		03/18/04	300
Destrehan	LA	200,000	411,637	None	None	200,000	411,637	611,637	95,360		03/18/04	300
Lafayette	LA	240,000	391,637	None	None	240,000	391,637	631,637	90,727		03/18/04	300
Shreveport	LA	192,500	358,227	None	None	192,500	358,227	550,727	81,793		04/14/04	300
Amherst	MA	110,969	639,806	None	None	110,969	639,806	750,775	163,151		08/18/03	300
North Reading	MA	574,601	756,174	None	None	574,601	756,174	1,330,775	192,824		08/18/03	300
Seekonk	MA	298,354	268,518	None	None	298,354	268,518	566,872	158,873		03/03/95	300
Berlin	MD	255,951	387,395	None	None	255,951	387,395	643,346	105,235		03/19/03	300
Crisfield	MD	219,704	333,024	None	None	219,704	333,024	552,728	90,464		03/19/03	300
Hebron	MD	376,251	567,844	None	None	376,251	567,844	944,095	154,257		03/19/03	300
La Plata	MD	1,017,544	2,706,729	None	None	1,017,544	2,706,729	3,724,273	798,237		08/06/02	300
Mechanicsville	MD	1,540,335	2,860,928	None	None	1,540,335	2,860,928	4,401,263	862,987		06/27/02	300
Millersville	MD	830,737	2,696,245	None	None	830,737	2,696,245	3,526,982	813,414		06/27/02	300
Breckenridge	MI	437,500	811,968	1,500	None	437,500	813,468	1,250,968	72,061		10/09/07	300
Carson City	MI	262,500	486,468	2,000	None	262,500	488,468	750,968	43,421		10/09/07	300
Charlevoix	MI	385,000	713,013	2,500	None	385,000	715,513	1,100,513	63,545		10/09/07	300
Cheboygan	MI	280,000	518,013	2,500	None	280,000	520,513	800,513	46,320		10/09/07	300
Clare	MI	306,250	567,718	2,000	None	306,250	569,718	875,968	50,598		10/09/07	300
Clare	MI	229,250	426,218	500	None	229,250	426,718	655,968	37,762		10/09/07	300
Comstock	MI	315,000	583,761	2,500	None	315,000	586,261	901,261	52,128		10/09/07	300
Farwell	MI	437,500	811,468	2,000	None	437,500	813,468	1,250,968	72,130		10/09/07	300
Flint	MI	194,492	476,504	None	209	194,492	476,713	671,205	267,656		12/21/95	300
Gladwin	MI	140,000	259,013	1,500	None	140,000	260,513	400,513	23,217		10/09/07	300
Grand Rapids	MI	437,500	812,261	1,500	None	437,500	813,761	1,251,261	72,087		10/09/07	300
Kalamazoo	MI	238,000	442,249	1,000	None	238,000	443,249	681,249	39,290		10/09/07	300
Kalkaska	MI	437,500	809,513	3,500	None	437,500	813,013	1,250,513	72,294		10/09/07	300
Lake City	MI	115,500	213,513	1,500	None	115,500	215,013	330,513	19,198		10/09/07	300
Lakeview	MI	96,250	177,718	2,000	None	96,250	179,718	275,968	16,148		10/09/07	300
Mackinaw City	MI	455,000	844,513	1,000	None	455,000	845,513	1,300,513	74,824		10/09/07	300
Mecosta	MI	122,500	227,468	1,000	None	122,500	228,468	350,968	20,318		10/09/07	300
Midland	MI	437,500	811,013	2,000	None	437,500	813,013	1,250,513	72,089		10/09/07	300
Mount Pleasant	MI	162,750	300,794	2,500	None	162,750	303,294	466,044	27,131		10/09/07	300
Mount Pleasant	MI	463,750	860,718	1,500	None	463,750	862,218	1,325,968	76,368		10/09/07	300
Mount Pleasant	MI	210,000	388,968	2,000	None	210,000	390,968	600,968	34,809		10/09/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Mount Pleasant	MI	437,500	810,968	2,500	None	437,500	813,468	1,250,968	72,198		10/09/07	300
Mount Pleasant	MI	350,000	649,468	1,500	None	350,000	650,968	1,000,968	57,707		10/09/07	300
Mount Pleasant	MI	175,000	324,468	1,500	None	175,000	325,968	500,968	28,999		10/09/07	300
Petoskey	MI	490,000	909,513	1,000	None	490,000	910,513	1,400,513	80,565		10/09/07	300
Prudenville	MI	133,000	245,013	2,500	None	133,000	247,513	380,513	22,205		10/09/07	300
Saginaw	MI	262,500	486,513	1,500	None	262,500	488,013	750,513	43,313		10/09/07	300
Standish	MI	92,750	171,263	1,500	None	92,750	172,763	265,513	15,466		10/09/07	300
Traverse City	MI	210,000	389,002	2,000	None	210,000	391,002	601,002	34,812		10/09/07	300
Walker	MI	586,250	1,088,499	1,500	None	586,250	1,089,999	1,676,249	96,488		10/09/07	300
Brandon	MS	671,486	1,247,588	None	None	671,486	1,247,588	1,919,074	226,646		06/30/05	300
Flowood	MS	437,926	813,832	None	None	437,926	813,832	1,251,758	147,847		06/30/05	300
Flowood	MS	399,972	743,347	None	None	399,972	743,347	1,143,319	135,042		06/30/05	300
Jackson	MS	329,904	613,221	None	None	329,904	613,221	943,125	111,402		06/30/05	300
Jackson	MS	540,108	1,003,600	None	None	540,108	1,003,600	1,543,708	182,321		06/30/05	300
Marion	MS	350,341	651,013	None	None	350,341	651,013	1,001,354	118,268		06/30/05	300
Meridian	MS	437,926	813,671	None	None	437,926	813,671	1,251,597	147,817		06/30/05	300
Meridian	MS	405,811	754,030	None	None	405,811	754,030	1,159,841	136,983		06/30/05	300
Meridian	MS	145,975	271,478	None	None	145,975	271,478	417,453	49,319		06/30/05	300
Meridian	MS	280,273	520,887	None	None	280,273	520,887	801,160	94,628		06/30/05	300
Meridian	MS	321,146	596,794	None	None	321,146	596,794	917,940	106,428		07/19/05	300
Newton	MS	467,121	867,891	None	None	467,121	867,891	1,335,012	157,667		06/30/05	300
Pearl	MS	544,488	1,011,733	None	None	544,488	1,011,733	1,556,221	183,799		06/30/05	300
Philadelphia	MS	472,960	878,735	None	None	472,960	878,735	1,351,695	159,637		06/30/05	300
Southaven	MS	310,000	641,637	None	None	310,000	641,637	951,637	148,643		03/18/04	300
Terry	MS	583,901	1,084,930	None	None	583,901	1,084,930	1,668,831	197,096		06/30/05	300
Waveland	MS	180,000	331,637	None	None	180,000	331,637	511,637	76,827		03/18/04	300
Aberdeen	NC	600,000	300,625	None	None	600,000	300,625	900,625	107,701		01/25/01	300
Archdale	NC	410,000	731,637	None	None	410,000	731,637	1,141,637	169,493		03/18/04	300
Banner Elk	NC	386,993	718,861	2,000	None	386,993	720,861	1,107,854	51,867		03/27/08	300
Banner Elk	NC	355,330	660,558	1,500	None	355,330	662,058	1,017,388	47,601		03/27/08	300
Blowing Rock	NC	369,403	685,693	2,500	None	369,403	688,193	1,057,596	49,578		03/27/08	300
Burgaw	NC	198,774	369,653	1,000	None	198,774	370,653	569,427	26,666		03/27/08	300
Burgaw	NC	457,356	849,377	1,500	None	457,356	850,877	1,308,233	61,133		03/27/08	300
Carolina Beach	NC	457,356	848,929	2,000	None	457,356	850,929	1,308,285	61,189		03/27/08	300
Cary	NC	255,064	473,349	2,500	None	255,064	475,849	730,913	34,360		03/27/08	300
Charlotte	NC	300,000	291,637	None	None	300,000	291,637	591,637	67,560		03/18/04	300
Charlotte	NC	640,000	581,637	None	None	640,000	581,637	1,221,637	134,743		03/18/04	300
Durham	NC	720,000	851,637	None	None	720,000	851,637	1,571,637	197,293		03/18/04	300
Goldsboro	NC	460,000	740,625	None	None	460,000	740,625	1,200,625	265,368		01/25/01	300
Greensboro	NC	700,000	655,000	None	None	700,000	655,000	1,355,000	267,458		10/27/99	300
Greenville	NC	330,000	515,000	None	None	330,000	515,000	845,000	296,125		08/25/95	300
Hampstead	NC	562,900	1,045,971	1,000	None	562,900	1,046,971	1,609,871	75,135		03/27/08	300
Holly Ridge	NC	721,215	1,339,486	1,500	None	721,215	1,340,986	2,062,201	96,258		03/27/08	300
Hubert	NC	404,584	750,372	2,500	None	404,584	752,872	1,157,456	54,213		03/27/08	300
Jacksonville	NC	150,000	530,000	None	None	150,000	530,000	680,000	304,750		08/25/95	300
Jacksonville	NC	180,000	371,637	None	None	180,000	371,637	551,637	86,093		03/18/04	300
Jacksonville	NC	140,000	260,727	None	None	140,000	260,727	400,727	59,530		04/14/04	300
Jacksonville	NC	351,812	653,367	1,500	None	351,812	654,867	1,006,679	47,086		03/27/08	300
Kinston	NC	550,000	1,057,833	None	None	550,000	1,057,833	1,607,833	516,502		10/24/97	300
Raleigh	NC	740,000	791,637	None	None	740,000	791,637	1,531,637	183,393		03/18/04	300
Richlands	NC	492,537	914,735	1,500	None	492,537	916,235	1,408,772	65,817		03/27/08	300
Richlands	NC	376,439	698,103	2,500	None	376,439	700,603	1,077,042	50,467		03/27/08	300
Riegelwood	NC	-	452,416	1,500	None	-	453,916	453,916	34,631		03/27/08	300
Rose Hill	NC	198,774	369,153	1,500	None	198,774	370,653	569,427	26,717		03/27/08	300
Roxboro	NC	243,112	368,107	None	None	243,112	368,107	611,219	99,995		03/19/03	300
Salisbury	NC	474,946	882,203	2,000	None	474,946	884,203	1,359,149	63,573		03/27/08	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Shallotte	NC	492,537	914,766	1,500	None	492,537	916,266	1,408,803	65,820		03/27/08	300
Wallace	NC	-	175,408	2,000	None	-	177,408	177,408	17,563		03/27/08	300
Whitelake	NC	351,812	653,367	1,500	None	351,812	654,867	1,006,679	47,086		03/27/08	300
Wilmington	NC	228,678	424,774	1,500	None	228,678	426,274	654,952	30,703		03/27/08	300
Wilmington	NC	527,718	979,145	2,500	None	527,718	981,645	1,509,363	70,608		03/27/08	300
Wilmington	NC	351,812	653,930	1,000	None	351,812	654,930	1,006,742	47,039		03/27/08	300
Wilmington	NC	474,946	881,640	2,000	None	474,946	883,640	1,358,586	63,533		03/27/08	300
Wilmington	NC	-	351,366	2,000	None	-	353,366	353,366	44,773		03/27/08	300
Wilmington	NC	364,126	676,287	1,500	None	364,126	677,787	1,041,913	48,729		03/27/08	300
Wilmington	NC	439,765	817,271	1,000	None	439,765	818,271	1,258,036	58,745		03/27/08	300
Wilmington	NC	-	804,196	1,500	None	-	805,696	805,696	57,895		03/27/08	300
Wilmington	NC	334,222	621,320	1,000	None	334,222	622,320	956,542	44,701		03/27/08	300
Wilmington	NC	386,993	718,788	1,500	None	386,993	720,288	1,107,281	51,775		03/27/08	300
Wilmington	NC	439,765	815,793	2,500	None	439,765	818,293	1,258,058	58,902		03/27/08	300
Wilmington	NC	527,718	979,102	2,500	None	527,718	981,602	1,509,320	70,605		03/27/08	300
Wilmington	NC	334,222	620,284	2,000	None	334,222	622,284	956,506	44,803		03/27/08	300
Wilmington	NC	334,222	620,751	1,500	None	334,222	622,251	956,473	44,749		03/27/08	300
Winston-Salem	NC	320,000	311,637	None	None	320,000	311,637	631,637	72,193		03/18/04	300
Zebulon	NC	306,077	568,087	2,500	None	306,077	570,587	876,664	41,149		03/27/08	300
Farmingdale	NJ	1,459,957	2,712,264	None	None	1,459,957	2,712,264	4,172,221	800,078		08/06/02	300
Galloway	NJ	1,367,872	2,540,604	None	None	1,367,872	2,540,604	3,908,476	766,373		06/27/02	300
Hamilton	NJ	1,539,117	2,858,630	None	None	1,539,117	2,858,630	4,397,747	863,247		06/27/02	300
MillVille	NJ	953,891	1,771,782	None	None	953,891	1,771,782	2,725,673	534,478		06/27/02	300
Toms River	NJ	1,265,861	2,351,154	None	None	1,265,861	2,351,154	3,617,015	709,619		06/27/02	300
Toms River	NJ	982,526	1,824,961	None	None	982,526	1,824,961	2,807,487	550,178		06/27/02	300
Albuquerque	NM	200,000	271,637	None	None	200,000	271,637	471,637	62,927		03/18/04	300
Kingston	NY	257,763	456,042	None	None	257,763	456,042	713,805	268,305		04/06/95	300
Atwater	OH	118,555	266,748	None	209	118,555	266,957	385,512	157,845		03/03/95	300
Bellefontaine	OH	560,000	1,039,610	2,500	None	560,000	1,042,110	1,602,110	78,418		02/29/08	300
Bellefontaine	OH	455,000	845,610	1,500	None	455,000	847,110	1,302,110	63,685		02/29/08	300
Columbus	OH	147,296	304,411	None	122	147,296	304,533	451,829	180,138		03/03/95	300
Columbus	OH	273,085	471,693	None	122	273,085	471,815	744,900	264,962		12/21/95	300
Cuyahoga Falls	OH	321,792	1,144,619	None	None	321,792	1,144,619	1,466,411	303,442		03/03/95	300
De Graff	OH	302,750	561,860	2,500	None	302,750	564,360	867,110	42,587		02/29/08	300
Eaton	OH	164,588	306,934	None	None	164,588	306,934	471,522	32,225		05/25/07	300
Galion	OH	138,981	327,597	None	209	138,981	327,806	466,787	193,848		03/06/95	300
Groveport	OH	277,198	445,497	None	122	277,198	445,619	722,817	250,249		12/21/95	300
Jackson Center	OH	367,500	682,110	2,500	None	367,500	684,610	1,052,110	51,606		02/29/08	300
Kento	OH	140,000	261,462	1,000	None	140,000	262,462	402,462	14,503		08/29/08	300
Marysville	OH	507,500	943,110	1,500	None	507,500	944,610	1,452,110	70,998		02/29/08	300
Marysville	OH	700,000	1,300,610	1,500	None	700,000	1,302,110	2,002,110	97,810		02/29/08	300
Marysville	OH	350,000	650,610	1,500	None	350,000	652,110	1,002,110	49,060		02/29/08	300
Perrysburg	OH	211,678	390,680	None	None	211,678	390,680	602,358	204,156	01/10/96	09/01/95	300
Russells Point	OH	546,000	1,013,610	2,500	None	546,000	1,016,110	1,562,110	76,468		02/29/08	300
Streetsboro	OH	402,988	533,349	None	None	402,988	533,349	936,337	250,674	01/27/97	09/03/96	300
Tipp City	OH	355,009	588,111	None	None	355,009	588,111	943,120	281,305	01/31/97	06/27/96	300
Triffin	OH	117,017	273,040	None	209	117,017	273,249	390,266	161,568		03/07/95	300
Wadsworth	OH	266,507	496,917	None	None	266,507	496,917	763,424	244,483	11/26/96	07/01/96	300
Tulsa	OK	126,545	508,266	None	173	126,545	508,439	634,984	254,982		06/27/97	300
Aliquippa	PA	226,195	452,631	None	None	226,195	452,631	678,826	107,875		01/29/04	300
Beaver	PA	95,626	223,368	None	None	95,626	223,368	318,994	53,234		01/29/04	300
Beaver Falls	PA	92,207	230,758	None	None	92,207	230,758	322,965	54,995		01/29/04	300
Cornwells Heights	PA	569,763	387,611	None	None	569,763	387,611	957,374	102,711		05/29/03	300
Doylestown	PA	800,134	1,226,452	None	None	800,134	1,226,452	2,026,586	325,004		05/29/03	300
East Caln	PA	1,722,222	576	None	None	1,722,222	576	1,722,798	157		02/25/03	300
Lansdale	PA	1,356,324	385,761	None	None	1,356,324	385,761	1,742,085	102,220		05/29/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Penndel	PA	739,487	1,003,809	None	None	739,487	1,003,809	1,743,296	266,004		05/29/03	300
Perryopolis	PA	148,953	134,299	None	None	148,953	134,299	283,252	32,006		01/29/04	300
Philadelphia	PA	808,681	256,843	None	None	808,681	256,843	1,065,524	68,058		05/29/03	300
Philadelphia	PA	425,928	167,147	None	None	425,928	167,147	593,075	44,288		05/29/03	300
Philadelphia	PA	390,342	226,919	None	None	390,342	226,919	617,261	60,128		05/29/03	300
Philadelphia	PA	541,792	236,049	None	None	541,792	236,049	777,841	62,547		05/29/03	300
Philadelphia	PA	530,018	214,977	None	None	530,018	214,977	744,995	56,963		05/29/03	300
Philadelphia	PA	614,101	277,277	None	None	614,101	277,277	891,378	73,473		05/29/03	300
Philadelphia	PA	1,011,389	491,302	None	None	1,011,389	491,302	1,502,691	130,189		05/29/03	300
Philadelphia	PA	935,672	448,426	None	None	935,672	448,426	1,384,098	118,827		05/29/03	300
Philadelphia	PA	689,172	426,596	None	None	689,172	426,596	1,115,768	113,042		05/29/03	300
Philadelphia	PA	349,294	134,485	None	None	349,294	134,485	483,779	35,633		05/29/03	300
Philadelphia	PA	557,515	244,121	None	None	557,515	244,121	801,636	61,437		09/16/03	300
Pittsburgh	PA	497,668	320,170	None	None	497,668	320,170	817,838	76,305		01/29/04	300
Pittsburgh	PA	296,277	287,540	None	None	296,277	287,540	583,817	68,528		01/29/04	300
Pittsburgh	PA	395,417	474,741	None	None	395,417	474,741	870,158	113,145		01/29/04	300
Pittsburgh	PA	118,118	231,108	None	None	118,118	231,108	349,226	55,079		01/29/04	300
South Park	PA	252,247	436,182	None	None	252,247	436,182	688,429	103,915		01/29/04	300
Southampton	PA	783,279	163,721	None	None	783,279	163,721	947,000	43,380		05/29/03	300
Valencia	PA	440,565	278,492	None	None	440,565	278,492	719,057	66,372		01/29/04	300
Verona	PA	171,411	257,358	None	None	171,411	257,358	428,769	61,335		01/29/04	300
Willow Grove	PA	329,934	73,123	None	None	329,934	73,123	403,057	19,372		05/29/03	300
Aiken	SC	320,000	432,527	None	None	320,000	432,527	752,527	180,937		07/22/99	300
Aiken	SC	330,000	472,679	None	None	330,000	472,679	802,679	197,733		07/22/99	300
Aiken	SC	560,000	543,588	None	None	560,000	543,588	1,103,588	227,395		07/22/99	300
Aiken	SC	360,000	542,982	None	None	360,000	542,982	902,982	227,143		07/22/99	300
Aiken	SC	540,000	388,058	None	None	540,000	388,058	928,058	162,333		07/22/99	300
Aiken	SC	250,000	251,770	None	None	250,000	251,770	501,770	105,321		07/22/99	300
Belvedere	SC	490,000	463,080	None	None	490,000	463,080	953,080	193,717		07/22/99	300
Bishopville	SC	191,738	356,130	1,500	None	191,738	357,630	549,368	25,784		03/27/08	300
Bonneau	SC	128,411	239,191	1,500	None	128,411	240,691	369,102	17,403		03/27/08	300
Camden	SC	269,136	499,897	1,500	None	269,136	501,397	770,533	36,087		03/27/08	300
Charleston	SC	170,000	350,000	None	None	170,000	350,000	520,000	201,250		08/25/95	300
Columbia	SC	150,000	450,000	None	None	150,000	450,000	600,000	258,750		08/25/95	300
Columbia	SC	520,000	471,637	None	None	520,000	471,637	991,637	109,260		03/18/04	300
Conway	SC	325,426	604,464	1,500	None	325,426	605,964	931,390	43,581		03/27/08	300
Conway	SC	-	251,890	1,000	None	-	252,890	252,890	28,225		03/27/08	300
Cordova	SC	137,207	255,025	2,000	None	137,207	257,025	394,232	18,626		03/27/08	300
Eastover	SC	138,966	258,625	1,000	None	138,966	259,625	398,591	18,709		03/27/08	300
Florence	SC	193,497	359,413	1,500	None	193,497	360,913	554,410	26,019		03/27/08	300
Florence	SC	337,740	627,293	1,500	None	337,740	628,793	966,533	45,217		03/27/08	300
Goose Creek	SC	150,000	241,637	None	None	150,000	241,637	391,637	55,977		03/18/04	300
Greenville	SC	390,000	462,847	None	None	390,000	462,847	852,847	193,620		07/22/99	300
Greenville	SC	300,000	402,392	None	None	300,000	402,392	702,392	168,330		07/22/99	300
Greenville	SC	370,000	432,695	None	None	370,000	432,695	802,695	181,007		07/22/99	300
Greenville	SC	620,000	483,604	None	None	620,000	483,604	1,103,604	202,302		07/22/99	300
Greenville	SC	680,000	423,604	None	None	680,000	423,604	1,103,604	177,202		07/22/99	300
Greer	SC	400,000	502,879	None	None	400,000	502,879	902,879	210,366		07/22/99	300
Hemingway	SC	246,269	458,069	1,500	None	246,269	459,569	705,838	33,090		03/27/08	300
Hilton Head	SC	500,000	691,637	None	None	500,000	691,637	1,191,637	160,227		03/18/04	300
Hilton Head	SC	185,500	344,510	None	None	185,500	344,510	530,010	78,663		04/14/04	300
Irmo	SC	690,000	461,637	None	None	690,000	461,637	1,151,637	106,943		03/18/04	300
Jackson	SC	170,000	632,626	None	None	170,000	632,626	802,626	264,644		07/22/99	300
Kingstree	SC	-	301,766	2,000	None	-	303,766	303,766	31,684		03/27/08	300
Kingstree	SC	209,328	389,965	1,000	None	209,328	390,965	600,293	28,121		03/27/08	300
Lake City	SC	202,292	376,398	1,500	None	202,292	377,898	580,190	27,237		03/27/08	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Lexington	SC	255,000	545,000	None	None	255,000	545,000	800,000	313,375		08/25/95	300
Lexington	SC	640,000	563,891	None	None	640,000	563,891	1,203,891	235,888		07/22/99	300
Lexington	SC	540,000	563,588	None	None	540,000	563,588	1,103,588	235,762		07/22/99	300
Lexington	SC	360,000	843,891	None	None	360,000	843,891	1,203,891	353,022		07/22/99	300
Lugoff	SC	200,533	372,490	1,500	None	200,533	373,990	574,523	26,957		03/27/08	300
Moncks Corner	SC	351,812	654,578	1,000	None	351,812	655,578	1,007,390	47,085		03/27/08	300
Moncks Corner	SC	404,584	752,083	-108,790	None	404,584	643,293	1,047,877	46,602		03/27/08	300
Mt. Pleasant	SC	668,443	1,241,940	1,000	None	668,443	1,242,940	1,911,383	89,180		03/27/08	300
Myrtle Beach	SC	140,725	261,942	1,000	None	140,725	262,942	403,667	18,946		03/27/08	300
Myrtle Beach	SC	492,537	913,807	2,500	None	492,537	916,307	1,408,844	65,926		03/27/08	300
Myrtle Beach	SC	527,718	980,766	1,500	None	527,718	982,266	1,509,984	70,550		03/27/08	300
Myrtle Beach	SC	703,624	1,307,326	1,000	None	703,624	1,308,326	2,011,950	93,866		03/27/08	300
Myrtle Beach	SC	-	176,002	1,500	None	-	177,502	177,502	12,875		03/27/08	300
Myrtle Beach	SC	-	753,979	1,500	None	-	755,479	755,479	54,296		03/27/08	300
Myrtle Beach	SC	-	327,278	1,000	None	-	328,278	328,278	42,805		03/27/08	300
Myrtle Beach	SC	-	277,019	1,000	None	-	278,019	278,019	31,677		03/27/08	300
North Augusta	SC	400,000	452,777	None	None	400,000	452,777	852,777	189,408		07/22/99	300
North Augusta	SC	330,000	481,637	None	None	330,000	481,637	811,637	111,577		03/18/04	300
North Augusta	SC	490,000	1,221,637	None	None	490,000	1,221,637	1,711,637	283,010		03/18/04	300
North Charleston	SC	400,000	650,000	None	None	400,000	650,000	1,050,000	373,750		08/25/95	300
Orangeburg	SC	320,000	691,637	None	None	320,000	691,637	1,011,637	160,227		03/18/04	300
Pinewood	SC	325,426	605,076	1,500	None	325,426	606,576	932,002	43,625		03/27/08	300
Simpsonville	SC	530,000	573,485	None	None	530,000	573,485	1,103,485	239,902		07/22/99	300
Spartanburg	SC	470,000	432,879	None	None	470,000	432,879	902,879	181,083		07/22/99	300
Summerton	SC	142,484	265,326	1,500	None	142,484	266,826	409,310	19,276		03/27/08	300
Summerville	SC	115,000	515,000	None	None	115,000	515,000	630,000	296,125		08/25/95	300
Summerville	SC	297,500	553,227	None	None	297,500	553,227	850,727	126,318		04/14/04	300
Sumter	SC	211,087	392,065	1,500	None	211,087	393,565	604,652	28,359		03/27/08	300
Sumter	SC	263,859	490,128	1,500	None	263,859	491,628	755,487	35,387		03/27/08	300
Sumter	SC	362,367	673,012	1,500	None	362,367	674,512	1,036,879	48,494		03/27/08	300
Sumter	SC	181,183	336,587	1,500	None	181,183	338,087	519,270	24,383		03/27/08	300
Sumter	SC	154,797	287,584	1,500	None	154,797	289,084	443,881	20,872		03/27/08	300
Sumter	SC	351,812	653,469	1,500	None	351,812	654,969	1,006,781	47,093		03/27/08	300
Sumter	SC	334,222	620,801	1,500	None	334,222	622,301	956,523	44,752		03/27/08	300
Sumter	SC	281,450	522,796	1,500	None	281,450	524,296	805,746	37,728		03/27/08	300
Sumter	SC	149,520	278,284	1,000	None	149,520	279,284	428,804	20,118		03/27/08	300
Sumter	SC	146,002	271,250	1,500	None	146,002	272,750	418,752	19,701		03/27/08	300
Sumter	SC	372,921	693,113	1,000	None	372,921	694,113	1,067,034	49,847		03/27/08	300
Sumter	SC	149,520	277,726	1,500	None	149,520	279,226	428,746	20,165		03/27/08	300
Sumter	SC	262,100	486,861	1,500	None	262,100	488,361	750,461	35,153		03/27/08	300
Sumter	SC	184,701	344,620	None	None	184,701	344,620	529,321	24,697		03/27/08	300
West Aiken	SC	400,000	402,665	None	None	400,000	402,665	802,665	168,444		07/22/99	300
West Columbia	SC	410,000	693,574	None	None	410,000	693,574	1,103,574	290,140		07/22/99	300
West Columbia	SC	336,000	624,727	None	None	336,000	624,727	960,727	142,643		04/14/04	300
Arrington	TN	385,000	716,242	None	None	385,000	716,242	1,101,242	177,860		10/16/03	300
Athens	TN	175,000	326,242	None	None	175,000	326,242	501,242	81,010		10/16/03	300
Athens	TN	124,179	231,860	None	None	124,179	231,860	356,039	57,572		10/16/03	300
Benton	TN	192,500	358,742	None	None	192,500	358,742	551,242	89,081		10/16/03	300
Chattanooga	TN	181,731	338,741	None	None	181,731	338,741	520,472	84,115		10/16/03	300
Chattanooga	TN	168,000	313,242	None	None	168,000	313,242	481,242	77,782		10/16/03	300
Chattanooga	TN	175,000	326,242	-79,571	None	162,879	258,792	421,671	64,260		10/16/03	300
Chattanooga	TN	159,979	298,346	None	None	159,979	298,346	458,325	74,083		10/16/03	300
Chattanooga	TN	105,000	196,242	None	None	105,000	196,242	301,242	48,727		10/16/03	300
Chattanooga	TN	245,000	456,242	None	None	245,000	456,242	701,242	113,294		10/16/03	300
Chattanooga	TN	297,500	553,742	None	None	297,500	553,742	851,242	137,506		10/16/03	300
Chattanooga	TN	323,750	822,529	None	None	323,750	822,529	1,146,279	184,341		10/16/03	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Chattanooga	TN	280,000	521,242	None	None	280,000	521,242	801,242	129,435		10/16/03	300
Chattanooga	TN	257,250	478,992	None	None	257,250	478,992	736,242	118,943		10/16/03	300
Chattanooga	TN	283,209	527,201	None	None	283,209	527,201	810,410	130,915		10/16/03	300
Chattanooga	TN	542,500	1,008,742	None	None	542,500	1,008,742	1,551,242	250,498		10/16/03	300
Chattanooga	TN	332,500	618,742	None	None	332,500	618,742	951,242	153,648		10/16/03	300
Chattanooga	TN	300,373	559,077	-39,679	None	260,694	559,077	819,771	138,831		10/16/03	300
Chattanooga	TN	175,000	326,242	None	None	175,000	326,242	501,242	81,010		10/16/03	300
Cleveland	TN	110,009	205,545	None	None	110,009	205,545	315,554	51,037		10/16/03	300
Cleveland	TN	227,500	423,742	None	None	227,500	423,742	651,242	105,223		10/16/03	300
Cleveland	TN	280,000	521,242	None	None	280,000	521,242	801,242	129,435		10/16/03	300
Cleveland	TN	245,000	456,242	None	None	245,000	456,242	701,242	113,294		10/16/03	300
Cleveland	TN	157,500	293,742	None	None	157,500	293,742	451,242	72,940		10/16/03	300
Cleveland	TN	122,500	228,742	None	None	122,500	228,742	351,242	56,798		10/16/03	300
Cleveland	TN	300,373	559,077	None	None	300,373	559,077	859,450	138,831		10/16/03	300
Dayton	TN	262,500	488,742	None	None	262,500	488,742	751,242	121,365		10/16/03	300
Decatur	TN	181,731	338,742	None	None	181,731	338,742	520,473	84,115		10/16/03	300
Dunlap	TN	315,000	586,242	None	None	315,000	586,242	901,242	145,577		10/16/03	300
Etowah	TN	192,500	358,742	None	None	192,500	358,742	551,242	89,081		10/16/03	300
Gallatin	TN	525,000	976,242	None	None	525,000	976,242	1,501,242	242,427		10/16/03	300
Gray	TN	191,151	355,563	None	None	191,151	355,563	546,714	30,221		11/29/07	300
Harrison	TN	484,313	900,680	None	None	484,313	900,680	1,384,993	223,663		10/16/03	300
Hixson	TN	271,250	504,992	None	None	271,250	504,992	776,242	125,400		10/16/03	300
Hixson	TN	513,215	954,355	None	None	513,215	954,355	1,467,570	236,992		10/16/03	300
Hixson	TN	94,500	176,742	None	None	94,500	176,742	271,242	43,885		10/16/03	300
Hixson	TN	300,373	559,077	None	None	300,373	559,077	859,450	138,831		10/16/03	300
Kimball	TN	332,500	618,742	None	None	332,500	618,742	951,242	153,648		10/16/03	300
Kingsport	TN	155,603	289,545	None	None	155,603	289,545	445,148	24,610		11/29/07	300
Kingsport	TN	310,303	576,845	None	None	310,303	576,845	887,148	49,030		11/29/07	300
La Vergne	TN	340,000	650,000	None	None	340,000	650,000	990,000	373,750		08/25/95	300
Le Vergne	TN	577,500	1,073,742	-15,745	None	561,755	1,073,742	1,635,497	266,640		10/16/03	300
Manchester	TN	266,119	495,463	None	None	266,119	495,463	761,582	123,034		10/16/03	300
Manchester	TN	281,675	524,352	None	None	281,675	524,352	806,027	130,208		10/16/03	300
Manchester	TN	319,846	595,242	None	None	319,846	595,242	915,088	147,812		10/16/03	300
Monteagle	TN	271,173	504,849	None	None	271,173	504,849	776,022	125,365		10/16/03	300
Mt. Juliet	TN	397,128	738,764	None	None	397,128	738,764	1,135,892	183,454		10/16/03	300
Murfreesboro	TN	549,500	1,021,742	None	None	549,500	1,021,742	1,571,242	253,726		10/16/03	300
Murfreesboro	TN	467,810	870,032	None	None	467,810	870,032	1,337,842	216,052		10/16/03	300
Murfreesboro	TN	300,373	559,077	None	None	300,373	559,077	859,450	138,831		10/16/03	300
Nashville	TN	498,628	927,264	None	None	498,628	927,264	1,425,892	230,264		10/16/03	300
Ocoee	TN	119,792	223,713	-11,239	None	108,553	223,713	332,266	55,549		10/16/03	300
Ooltewah	TN	234,231	436,241	None	None	234,231	436,241	670,472	108,327		10/16/03	300
Ooltewah	TN	700,000	1,301,242	-190,623	None	635,909	1,174,710	1,810,619	296,555		10/16/03	300
Ooltewah	TN	105,000	196,242	None	None	105,000	196,242	301,242	48,727		10/16/03	300
Red Bank	TN	350,000	651,242	None	None	350,000	651,242	1,001,242	161,719		10/16/03	300
Roan Mountain	TN	286,303	532,274	None	None	286,303	532,274	818,577	45,242		11/29/07	300
Shelbyville	TN	320,229	595,953	None	None	320,229	595,953	916,182	147,989		10/16/03	300
Smyrna	TN	426,466	793,251	None	None	426,466	793,251	1,219,717	196,984		10/16/03	300
Smyrna	TN	630,000	1,170,036	None	None	630,000	1,170,036	1,800,036	154,054		09/27/06	300
Soddy Daisy	TN	297,500	553,732	None	None	297,500	553,732	851,232	137,504		10/16/03	300
Soddy Daisy	TN	350,000	651,242	None	None	350,000	651,242	1,001,242	161,719		10/16/03	300
Soddy Daisy	TN	245,000	456,242	None	None	245,000	456,242	701,242	113,294		10/16/03	300
Sweetwater	TN	122,500	228,742	None	None	122,500	228,742	351,242	56,798		10/16/03	300
Sweetwater	TN	339,231	1,131,287	None	None	339,231	1,131,287	1,470,518	203,423		10/16/03	300
Sweetwater	TN	133,000	248,242	None	None	133,000	248,242	381,242	61,640		10/16/03	300
Abingdon	VA	57,847	107,997	None	None	57,847	107,997	165,844	9,178		11/29/07	300
Big Stone Gap	VA	527,303	979,860	None	None	527,303	979,860	1,507,163	83,287		11/29/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Bristol	VA	213,369	396,824	None	None	213,369	396,824	610,193	33,728		11/29/07	300
Bristol	VA	268,303	498,845	None	None	268,303	498,845	767,148	42,400		11/29/07	300
Bristol	VA	171,156	318,428	None	None	171,156	318,428	489,584	27,065		11/29/07	300
Castlewood	VA	387,303	720,307	None	None	387,303	720,307	1,107,610	61,225		11/29/07	300
Cedar Bluff	VA	492,303	915,307	None	None	492,303	915,307	1,407,610	77,800		11/29/07	300
Chatham	VA	347,728	525,031	None	None	347,728	525,031	872,759	142,626		03/19/03	300
Chesapeake	VA	225,000	400,366	None	None	225,000	400,366	625,366	70,064		08/18/05	300
Clintwood	VA	378,553	703,610	None	None	378,553	703,610	1,082,163	59,805		11/29/07	300
Coeburn	VA	168,934	314,764	None	None	168,934	314,764	483,698	26,753		11/29/07	300
Coeburn	VA	312,303	581,021	None	None	312,303	581,021	893,324	49,385		11/29/07	300
Coeburn	VA	282,303	525,307	None	None	282,303	525,307	807,610	44,650		11/29/07	300
Collinsville	VA	84,465	130,137	None	None	84,465	130,137	214,602	35,346		03/19/03	300
Danville	VA	149,276	227,333	None	None	149,276	227,333	376,609	61,751		03/19/03	300
Danville	VA	83,644	128,884	None	None	83,644	128,884	212,528	35,006		03/19/03	300
Danville	VA	266,722	403,501	None	None	266,722	403,501	670,223	109,611		03/19/03	300
Franklin	VA	536,667	863,699	None	None	536,667	863,699	1,400,366	151,147		08/18/05	300
Gate City	VA	422,303	784,845	None	None	422,303	784,845	1,207,148	66,710		11/29/07	300
Glen Allen	VA	700,000	440,965	None	297	700,000	441,262	1,141,262	206,617		04/17/98	300
Hampton	VA	433,985	459,108	None	297	433,985	459,405	893,390	215,112		04/17/98	300
Highland Springs	VA	396,720	598,547	None	None	396,720	598,547	995,267	162,598		03/19/03	300
Honaker	VA	492,303	915,307	None	None	492,303	915,307	1,407,610	77,800		11/29/07	300
Martinsville	VA	246,820	373,653	None	None	246,820	373,653	620,473	101,502		03/19/03	300
Martinsville	VA	83,521	128,706	None	None	83,521	128,706	212,227	34,958		03/19/03	300
Midlothian	VA	325,000	302,872	None	None	325,000	302,872	627,872	149,875		08/21/97	300
Newport News	VA	490,616	605,304	None	297	490,616	605,601	1,096,217	254,249	01/20/00	04/17/98	300
Norton	VA	157,826	293,688	None	None	157,826	293,688	451,514	24,962		11/29/07	300
Norton	VA	457,303	849,860	None	None	457,303	849,860	1,307,163	72,237		11/29/07	300
Norton	VA	222,256	413,344	None	None	222,256	413,344	635,600	35,133		11/29/07	300
Pound	VA	256,170	476,327	None	None	256,170	476,327	732,497	40,486		11/29/07	300
Pound	VA	276,303	513,717	None	None	276,303	513,717	790,020	43,664		11/29/07	300
Richlands	VA	140,051	261,125	None	None	140,051	261,125	401,176	22,194		11/29/07	300
Richmond	VA	700,000	400,740	None	297	700,000	401,037	1,101,037	187,780		04/17/98	300
Richmond	VA	400,000	250,875	None	297	400,000	251,172	651,172	117,592		04/17/98	300
Richmond	VA	1,000,000	740	None	297	1,000,000	1,037	1,001,037	446		04/17/98	300
Richmond	VA	700,000	100,695	None	297	700,000	100,992	800,992	47,259		04/17/98	300
Richmond	VA	1,144,841	3,371,146	None	None	1,144,841	3,371,146	4,515,987	992,648		08/22/02	300
Richmond	VA	298,227	451,014	None	None	298,227	451,014	749,241	122,518		03/19/03	300
Richmond	VA	329,698	498,015	None	None	329,698	498,015	827,713	135,287		03/19/03	300
Richmond	VA	213,982	324,659	None	None	213,982	324,659	538,641	88,192		03/19/03	300
Richmond	VA	482,735	727,776	None	None	482,735	727,776	1,210,511	197,705		03/19/03	300
Richmond	VA	350,453	529,365	None	None	350,453	529,365	879,818	143,803		03/19/03	300
Richmond	VA	323,496	488,918	None	None	323,496	488,918	812,414	132,815		03/19/03	300
Richmond	VA	278,443	421,584	None	None	278,443	421,584	700,027	114,523		03/19/03	300
Roanoke	VA	325,000	575,366	None	None	325,000	575,366	900,366	100,689		08/18/05	300
Rosedale	VA	211,147	393,160	None	None	211,147	393,160	604,307	33,417		11/29/07	300
Sandston	VA	152,535	232,528	None	None	152,535	232,528	385,063	63,163		03/19/03	300
South Boston	VA	160,893	244,778	None	None	160,893	244,778	405,671	66,491		03/19/03	300
St. Paul	VA	334,803	622,807	None	None	334,803	622,807	957,610	52,937		11/29/07	300
St. Paul	VA	422,303	785,307	None	None	422,303	785,307	1,207,610	66,750		11/29/07	300
Stafford	VA	271,865	601,997	None	6	271,865	602,003	873,868	314,042		12/20/96	300
Staunton	VA	675,000	1,000,366	None	None	675,000	1,000,366	1,675,366	175,064		08/18/05	300
Suffolk	VA	700,000	1,000,366	None	None	700,000	1,000,366	1,700,366	175,064		08/18/05	300
Tazewell	VA	153,382	285,882	None	None	153,382	285,882	439,264	24,298		11/29/07	300
Troutville	VA	575,000	975,366	None	None	575,000	975,366	1,550,366	170,689		08/18/05	300
Virginia Beach	VA	1,194,560	2,218,773	None	None	1,194,560	2,218,773	3,413,333	669,315		06/27/02	300
Warrenton	VA	515,971	649,125	None	None	515,971	649,125	1,165,096	338,627		12/20/96	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Weber City	VA	369,803	687,345	None	None	369,803	687,345	1,057,148	58,423		11/29/07	300
Williamsburg	VA	838,172	1,556,910	None	None	838,172	1,556,910	2,395,082	469,592		06/27/02	300
Wise	VA	334,803	622,360	None	None	334,803	622,360	957,163	52,899		11/29/07	300
Wise	VA	66,733	124,517	None	None	66,733	124,517	191,250	10,582		11/29/07	300
Wise	VA	527,303	979,860	None	None	527,303	979,860	1,507,163	83,287		11/29/07	300
Wytheville	VA	1,222,535	1,577,830	None	None	1,222,535	1,577,830	2,800,365	276,120		08/18/05	300
Yorktown	VA	309,435	447,144	None	297	309,435	447,441	756,876	209,504		04/17/98	300
East Troy	WI	578,813	1,072,938	2,000	None	578,813	1,074,938	1,653,750	1,788		12/28/09	300

Craft and Novelty
Cutler Ridge	FL	743,498	657,485	182,751	35,162	743,498	875,398	1,618,896	379,591		12/31/98	300
Tampa	FL	401,874	933,768	28,336	None	401,874	962,104	1,363,978	455,933		12/23/97	300
Rockford	IL	159,587	618,398	None	None	159,587	618,398	777,985	324,659		11/26/96	300
Stony Brook	NY	980,000	1,801,586	5,641	232	980,000	1,807,459	2,787,459	790,424		01/11/99	300
Pleasant Hills	PA	631,084	1,172,563	None	None	631,084	1,172,563	1,803,647	334,178		11/01/02	300

Distribution and Office
Escondido	CA	1,949,339	12,966,248	4,018	None	1,949,339	12,970,266	14,919,605	1,200,037	08/13/07	01/18/06	300
Lenexa	KS	3,688,591	6,850,770	None	None	3,688,591	6,850,770	10,539,361	1,084,705		01/06/06	300
Wilbraham	MA	9,626,112	17,877,779	2,500	None	9,626,112	17,880,279	27,506,391	1,698,955		08/30/07	300

Drug Stores
Montgomery	AL	1,150,000	1,479,627	None	None	1,150,000	1,479,627	2,629,627	288,535		02/09/05	300
Bakersfield	CA	-	3,501,678	None	None	-	3,501,678	3,501,678	262,625		02/26/08	300
Encinitas	CA	-	3,751,713	None	None	-	3,751,713	3,751,713	281,378		02/26/08	300
Indio	CA	2,205,539	4,096,524	None	None	2,205,539	4,096,524	6,302,063	307,238		02/21/08	300
Tracy	CA	2,467,993	4,584,246	None	None	2,467,993	4,584,246	7,052,239	374,380		12/20/07	300
Colorado Springs	CO	1,025,000	1,645,371	None	None	1,025,000	1,645,371	2,670,371	320,839		02/09/05	300
Fort Collins	CO	1,100,000	1,385,014	None	None	1,100,000	1,385,014	2,485,014	270,069		02/09/05	300
Casselberry	FL	1,075,020	1,664,284	None	None	1,075,020	1,664,284	2,739,304	751,729		09/30/98	300
Adel	GA	500,000	1,056,116	None	None	500,000	1,056,116	1,556,116	198,896		04/29/05	300
Blackshear	GA	430,000	1,005,393	None	None	430,000	1,005,393	1,435,393	189,343		04/29/05	300
Bowdon	GA	410,000	1,010,615	None	None	410,000	1,010,615	1,420,615	190,327		04/29/05	300
Cairo	GA	330,000	1,152,243	None	None	330,000	1,152,243	1,482,243	217,000		04/29/05	300
Quitman	GA	730,000	856,586	None	None	730,000	856,586	1,586,586	167,026		02/09/05	300
Woodstock	GA	930,000	1,035,544	None	None	930,000	1,035,544	1,965,544	195,027		04/29/05	300
Blackfoot	ID	560,000	1,932,186	None	None	560,000	1,932,186	2,492,186	376,768		02/09/05	300
Burley	ID	700,000	2,011,543	None	None	700,000	2,011,543	2,711,543	392,242		02/09/05	300
Chubbuck	ID	890,000	1,267,183	None	None	890,000	1,267,183	2,157,183	247,092		02/09/05	300
Salem	IN	-	2,351,296	None	None	-	2,351,296	2,351,296	317,425		08/16/06	300
Elkton	MD	1,751,013	3,252,546	None	None	1,751,013	3,252,546	5,003,559	243,939		02/21/08	300
Laurel	MD	-	2,400,696	None	None	-	2,400,696	2,400,696	324,094		08/16/06	300
Portland	ME	2,100,849	3,902,402	None	None	2,100,849	3,902,402	6,003,251	318,695		12/20/07	300
Gladwin	MI	1,365,747	2,536,910	None	None	1,365,747	2,536,910	3,902,657	190,267		02/21/08	300
Metamora	MI	859,139	2,291,557	None	None	859,139	2,291,557	3,150,696	309,360		08/16/06	300
Carson City	NV	800,000	2,770,950	None	None	800,000	2,770,950	3,570,950	540,327		02/09/05	300
Reno	NV	1,100,000	2,602,911	None	None	1,100,000	2,602,911	3,702,911	507,559		02/09/05	300
Reno	NV	850,000	2,306,647	None	None	850,000	2,306,647	3,156,647	449,787		02/09/05	300
Sparks	NV	1,000,000	2,271,513	None	None	1,000,000	2,271,513	3,271,513	442,936		02/09/05	300
Sun Valley	NV	550,000	2,678,380	None	None	550,000	2,678,380	3,228,380	522,275		02/09/05	300
Cortland	OH	1,440,000	1,364,725	1,250	None	1,440,000	1,365,975	2,805,975	266,274		02/09/05	300
Madison	OH	580,000	1,272,742	None	None	580,000	1,272,742	1,852,742	239,694		04/29/05	300
Mayfield Heights	OH	-	2,703,730	None	None	-	2,703,730	2,703,730	202,779		02/21/08	300
Warren	OH	960,000	1,326,083	None	None	960,000	1,326,083	2,286,083	258,577		02/09/05	300
Warren	OH	800,000	1,241,503	None	None	800,000	1,241,503	2,041,503	242,084		02/09/05	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Willowick	OH	530,000	1,241,308	None	None	530,000	1,241,308	1,771,308	233,774		04/29/05	300
Beaver	PA	-	3,003,160	None	None	-	3,003,160	3,003,160	245,258		12/20/07	300
Delmont	PA	720,000	1,246,023	10,475	None	720,000	1,256,498	1,976,498	244,800		02/09/05	300
Gettysburg	PA	-	2,500,750	None	None	-	2,500,750	2,500,750	337,601		08/16/06	300
Girard	PA	-	1,782,996	None	None	-	1,782,996	1,782,996	489,730		02/09/05	300
Johnstown	PA	250,000	2,593,436	None	None	250,000	2,593,436	2,843,436	505,711		02/09/05	300
Johnstown	PA	600,000	2,010,255	None	None	600,000	2,010,255	2,610,255	391,991		02/09/05	300
Murrysville	PA	710,000	1,666,912	None	None	710,000	1,666,912	2,376,912	325,036		02/09/05	300
Oakdale	PA	1,255,750	2,995,001	None	None	1,255,750	2,995,001	4,250,751	404,325		08/16/06	300
Philadelphia	PA	-	3,803,732	None	None	-	3,803,732	3,803,732	285,278		02/26/08	300
Reading	PA	1,400,000	3,304,996	None	None	1,400,000	3,304,996	4,704,996	247,873		02/21/08	300
Saint Marys	PA	1,663,632	3,090,403	None	None	1,663,632	3,090,403	4,754,035	252,383		12/20/07	300
Slippery Rock	PA	-	1,778,404	None	None	-	1,778,404	1,778,404	484,332		02/09/05	300
West Norriton	PA	-	3,603,611	None	None	-	3,603,611	3,603,611	270,269		02/21/08	300
Wexford	PA	2,300,000	2,606,080	None	None	2,300,000	2,606,080	4,906,080	195,455		02/21/08	300
Yeadon	PA	-	3,253,285	None	None	-	3,253,285	3,253,285	265,685		12/20/07	300
Fredericksburg	VA	-	2,901,815	None	None	-	2,901,815	2,901,815	217,635		02/21/08	300
Buckhannon	WV	1,716,898	3,189,190	None	None	1,716,898	3,189,190	4,906,088	239,188		02/21/08	300

Entertainment
Riverside	CA	7,800,000	130	-416,985	None	7,383,015	130	7,383,145	36		07/05/02	300
Vista	CA	2,300,000	22	None	None	2,300,000	22	2,300,022	9		03/31/99	300
Dania	FL	8,272,080	1,713	None	36	8,272,080	1,749	8,273,829	722		03/31/99	300
Marietta	GA	1,500,000	768	None	None	1,500,000	768	1,500,768	247		06/29/01	300
Norcross	GA	1,600,000	768	None	None	1,600,000	768	1,600,768	247		06/29/01	300
Greensboro	NC	4,000,000	463	None	None	4,000,000	463	4,000,463	130		07/05/02	300
Brookhaven	NY	1,500,000	745	None	None	1,500,000	745	1,500,745	312		07/23/99	300
Riverhead	NY	6,200,000	744	None	None	6,200,000	744	6,200,744	311		07/23/99	300

Equipment Rental Services
Lake Worth	FL	679,079	1,262,568	None	None	679,079	1,262,568	1,941,647	326,163		07/03/03	300
Lewisville	TX	1,010,134	1,877,384	None	None	1,010,134	1,877,384	2,887,518	484,991		07/03/03	300

Financial Services
Phoenix	AZ	245,137	456,324	None	None	245,137	456,324	701,461	34,224		02/01/08	300
Canon City	CO	66,500	147,699	None	146	66,500	147,845	214,345	129,653		11/12/87	300
Colorado Springs	CO	313,250	695,730	40,500	20,171	313,250	756,401	1,069,651	690,144		03/10/87	300
Clearwater	FL	476,179	725,023	6,500	120	476,179	731,643	1,207,822	322,416		12/31/98	300
Orlando	FL	532,556	940,177	None	None	532,556	940,177	1,472,733	130,025	06/09/06	12/15/05	300
Hinesville	GA	172,611	383,376	23,850	17,822	172,611	425,048	597,659	339,436		12/22/87	300
Couer D'Alene	ID	165,900	368,468	None	None	165,900	368,468	534,368	325,725		09/21/87	300
Blue Springs	MO	222,569	494,333	None	56	222,569	494,389	716,958	400,080		07/31/89	300
Albuquerque	NM	80,500	178,794	8,003	299	80,500	187,096	267,596	159,087		10/29/87	300
Santa Fe	NM	70,000	155,473	None	327	70,000	155,800	225,800	137,077		10/29/87	300
Pasadena	TX	385,199	716,468	None	None	385,199	716,468	1,101,667	53,735		02/01/08	300
Madison	WI	154,375	287,794	None	None	154,375	287,794	442,169	21,585		02/01/08	300
Milwaukee	WI	265,985	495,071	None	None	265,985	495,071	761,056	37,130		02/01/08	300

General Merchandise
Canon City	CO	339,045	630,531	None	None	339,045	630,531	969,576	78,816		11/02/06	300
Monte Vista	CO	47,652	582,159	None	None	47,652	582,159	629,811	257,134		12/23/98	300
Groveland	FL	101,782	189,258	None	189	101,782	189,447	291,229	81,750		03/31/99	300
Clarinda	IA	439,267	816,010	None	None	439,267	816,010	1,255,277	118,321		05/25/06	300
Garnett	KS	59,690	518,121	None	None	59,690	518,121	577,811	228,850		12/23/98	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Hillsboro	KS	335,292	622,914	None	None	335,292	622,914	958,206	90,323		05/25/06	300
Phillipsburg	KS	423,725	787,146	None	None	423,725	787,146	1,210,871	114,136		05/25/06	300
Caledonia	MN	89,723	559,300	None	None	89,723	559,300	649,023	247,041		12/23/98	300
Long Prarie	MN	88,892	553,997	None	None	88,892	553,997	642,889	244,697		12/23/98	300
Paynesvile	MN	49,483	525,406	None	None	49,483	525,406	574,889	232,069		12/23/98	300
Spring Valley	MN	69,785	579,238	None	None	69,785	579,238	649,023	255,847		12/23/98	300
Warroad	MN	70,000	580,000	None	None	70,000	580,000	650,000	256,167		12/23/98	300
Independence	MO	210,643	467,844	None	None	210,643	467,844	678,487	378,588		07/31/89	300
Kansas City	MO	210,070	466,571	None	202	210,070	466,773	676,843	399,703		05/13/88	300
Kansas City	MO	168,350	373,910	None	202	168,350	374,112	542,462	320,346		05/26/88	300
Willow Springs	MO	416,494	773,718	None	None	416,494	773,718	1,190,212	112,189		05/25/06	300
Mayville	ND	59,333	565,562	None	None	59,333	565,562	624,895	249,821		12/23/98	300
Ainsworth	NE	362,675	673,768	None	None	362,675	673,768	1,036,443	97,696		05/25/06	300
Imperial	NE	388,599	721,914	None	None	388,599	721,914	1,110,513	102,271		06/28/06	300
Bloomfield	NM	59,559	616,252	None	None	59,559	616,252	675,811	272,192		12/23/98	300
Milwaukie	OR	180,250	400,336	49,088	24,082	180,250	473,506	653,756	371,312		08/06/87	300
Memphis	TN	197,708	507,647	17,670	23,366	197,708	548,683	746,391	234,144		09/30/98	300
Amarillo	TX	140,000	419,734	None	173	140,000	419,907	559,907	353,724		09/12/88	300
Coleman	TX	243,060	451,661	None	None	243,060	451,661	694,721	65,491		05/25/06	300
Colorado City	TX	92,535	505,276	None	None	92,535	505,276	597,811	223,177		12/23/98	300
Devine	TX	212,408	394,735	None	None	212,408	394,735	607,143	57,237		05/25/06	300
Midland	TX	544,075	1,322,431	None	None	544,075	1,322,431	1,866,506	628,042		02/03/98	300
Presidio	TX	407,657	757,362	None	None	407,657	757,362	1,165,019	109,817		05/25/06	300
Winnsboro	TX	79,280	1,299,056	None	None	79,280	1,299,056	1,378,336	162,572	10/19/06	09/07/06	300
Yoakum	TX	390,147	724,821	None	None	390,147	724,821	1,114,968	105,099		05/25/06	300
Puyallup	WA	173,250	384,795	None	22,956	173,250	407,751	581,001	345,385		09/15/87	300
Redmond	WA	196,000	435,317	42,356	29,290	196,000	506,963	702,963	392,293		09/17/87	300
Tacoma	WA	189,000	419,777	None	19,263	189,000	439,040	628,040	377,086		08/25/87	300

Grocery Stores
Cloverdale	CA	1,505,000	2,795,321	None	None	1,505,000	2,795,321	4,300,321	703,489		09/30/03	300
Fortuna	CA	1,190,000	2,210,308	None	None	1,190,000	2,210,308	3,400,308	556,261		09/30/03	300
Boulder	CO	426,675	1,199,508	None	91,455	426,675	1,290,963	1,717,638	1,060,217		01/05/84	180
Council Bluffs	IA	255,217	117,792	47,188	16,846	255,217	181,826	437,043	87,187		11/26/96	300
Warsaw	IN	2,140,000	4,689,646	None	None	2,140,000	4,689,646	6,829,646	539,298		02/09/07	300
Reno	NV	456,000	562,344	19,733	30,571	456,000	612,648	1,068,648	491,873		05/26/88	300
Central Point	OR	840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	392,677		09/30/03	300
Phoenix	OR	840,000	1,560,308	None	None	840,000	1,560,308	2,400,308	392,677		09/30/03	300
Sheboygan	WI	1,513,216	4,427,968	15,220	10,182	1,513,216	4,453,370	5,966,586	1,852,260	06/03/99	08/24/98	300

Health and Fitness
Paradise Valley	AZ	2,608,389	3,418,783	None	None	2,608,389	3,418,783	6,027,172	1,076,883	06/06/02	06/26/01	300
Diamond Bar	CA	3,038,879	4,338,722	None	None	3,038,879	4,338,722	7,377,601	1,771,124	03/21/00	09/29/98	300
Norco	CA	1,247,243	3,807,569	None	None	1,247,243	3,807,569	5,054,812	1,489,291	12/13/00	06/29/99	300
Casselberry	FL	1,979,598	8,256,394	14,554	171,522	1,979,598	8,442,470	10,422,068	3,009,331	12/30/03	05/31/95	300
Coral Springs	FL	891,496	2,798,204	None	None	891,496	2,798,204	3,689,700	1,253,482	11/03/98	03/30/98	300
Hialeah	FL	2,104,393	3,910,500	None	None	2,104,393	3,910,500	6,014,893	436,656		03/26/07	300
Miami	FL	3,115,101	4,439,526	None	None	3,115,101	4,439,526	7,554,627	1,700,897	05/19/00	06/07/99	300
Oakland Park	FL	2,800,000	2,196,480	None	None	2,800,000	2,196,480	4,996,480	651,814	07/06/01	03/27/01	300
Orlando	FL	2,144,778	3,755,905	None	None	2,144,778	3,755,905	5,900,683	923,432	08/07/03	11/26/02	300
Pembroke Pines	FL	1,714,388	4,387,824	None	None	1,714,388	4,387,824	6,102,212	1,595,513	12/11/00	10/01/99	300
Alsip	IL	2,944,221	5,467,839	None	None	2,944,221	5,467,839	8,412,060	9,113		12/30/09	300
Bolinbrook	IL	3,010,512	8,161,186	None	None	3,010,512	8,161,186	11,171,698	675,176	10/26/07	01/24/07	300
Glendale Heights	IL	1,213,770	2,255,063	None	None	1,213,770	2,255,063	3,468,833	251,813		03/26/07	300
Waukegan	IL	2,961,950	5,500,766	None	None	2,961,950	5,500,766	8,462,716	9,168		12/30/09	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Indianapolis	IN	3,008,186	6,999,881	None	None	3,008,186	6,999,881	10,008,067	737,603	03/20/07	08/03/06	300
Southport	IN	2,121,873	7,522,735	None	None	2,121,873	7,522,735	9,644,608	574,196	12/20/07	06/08/07	300
Nottingham	MD	3,055,453	5,675,230	None	None	3,055,453	5,675,230	8,730,683	633,733		03/26/07	300
Roseville	MN	3,611,925	8,804,654	None	None	3,611,925	8,804,654	12,416,579	675,965	06/05/08	04/18/07	300
East Brunswick	NJ	1,654,529	3,073,912	None	None	1,654,529	3,073,912	4,728,441	353,499		02/16/07	300
Yonkers	NY	1,488,894	2,765,894	None	None	1,488,894	2,765,894	4,254,788	308,857		03/26/07	300
Beachwood	OH	1,504,354	2,794,305	None	None	1,504,354	2,794,305	4,298,659	321,339		02/16/07	300
Philadelphia	PA	2,254,830	4,188,725	None	None	2,254,830	4,188,725	6,443,555	481,703		02/16/07	300
Cypress	TX	1,417,377	5,696,789	None	None	1,417,377	5,696,789	7,114,166	806,964	05/15/06	09/14/05	300
Dallas	TX	5,293,733	6,555,637	None	None	5,293,733	6,555,637	11,849,370	866,585	08/04/06	11/09/05	300
Fort Worth	TX	1,445,901	5,277,886	None	None	1,445,901	5,277,886	6,723,787	2,020,287	06/02/00	06/30/99	300
Keller	TX	1,478,222	5,679,604	None	None	1,478,222	5,679,604	7,157,826	951,711	09/08/05	12/16/04	300
McKinney	TX	1,805,460	5,972,111	None	None	1,805,460	5,972,111	7,777,571	946,554	12/07/05	04/20/05	300
Plano	TX	3,178,115	5,832,224	None	None	3,178,115	5,832,224	9,010,339	924,579	12/06/05	04/22/05	300
San Antonio	TX	1,120,000	2,075,196	None	None	1,120,000	2,075,196	3,195,196	38,045		07/29/09	300
San Antonio	TX	1,200,000	2,489,568	None	None	1,200,000	2,489,568	3,689,568	45,642		07/29/09	300
Kent	WA	4,086,250	7,588,750	None	None	4,086,250	7,588,750	11,675,000	12,648		12/21/09	300

Home Furnishings
Osceola	AR	88,759	520,047	4,083	None	88,759	524,130	612,889	240,129		06/30/98	300
Danbury	CT	643,736	3,621,163	41,456	None	643,736	3,662,619	4,306,355	1,810,788		09/30/97	300
Brandon	FL	430,000	1,020,608	None	218	430,000	1,020,826	1,450,826	471,192		06/26/98	300
Jupiter	FL	1,698,316	3,209,801	None	106	1,698,316	3,209,907	4,908,223	1,235,739		05/03/00	300
Melbourne	FL	269,697	522,414	None	220	269,697	522,634	792,331	274,327		11/26/96	300
Ocala	FL	339,690	543,504	None	12,737	339,690	556,241	895,931	286,136		11/26/96	300
Tampa	FL	685,000	885,624	None	218	685,000	885,842	1,570,842	408,875		06/26/98	300
Tampa	FL	494,763	767,737	71,880	1,854	494,763	841,471	1,336,234	412,641		12/31/98	300
West Palm Beach	FL	347,651	706,081	69,111	32,441	347,651	807,633	1,155,284	364,853		12/31/98	300
Rome	GA	254,902	486,812	None	455	254,902	487,267	742,169	255,699		11/26/96	300
Davenport	IA	270,000	930,689	None	146	270,000	930,835	1,200,835	429,732		06/26/98	300
Boise	ID	158,400	351,812	None	5,602	158,400	357,414	515,814	304,258		05/06/88	300
Nampa	ID	183,743	408,101	None	6,375	183,743	414,476	598,219	352,780		05/06/88	300
Joilet	IL	440,000	910,689	None	244	440,000	910,933	1,350,933	420,449		06/26/98	300
Anderson	IN	180,628	653,162	100,170	15,955	180,628	769,287	949,915	370,462		11/26/96	300
Wichita	KS	430,000	740,725	None	146	430,000	740,871	1,170,871	342,031		06/26/98	300
Alexandria	LA	400,000	810,608	None	None	400,000	810,608	1,210,608	374,229		06/26/98	300
Monroe	LA	450,000	835,608	None	None	450,000	835,608	1,285,608	385,770		06/26/98	300
Shreveport	LA	525,000	725,642	None	None	525,000	725,642	1,250,642	335,003		06/26/98	300
Battle Creek	MI	485,000	895,689	None	209	485,000	895,898	1,380,898	413,527		06/26/98	300
Eden Prairie	MN	500,502	1,055,244	None	None	500,502	1,055,244	1,555,746	458,995		03/01/99	300
Gulfport	MS	299,464	502,326	49,988	16,756	299,464	569,070	868,534	276,533		11/26/96	300
Hattiesburg	MS	300,000	660,608	None	None	300,000	660,608	960,608	304,979		06/26/98	300
Ridgeland	MS	281,867	769,890	None	211	281,867	770,101	1,051,968	386,261		06/27/97	300
Omaha	NE	1,956,296	3,949,402	None	None	1,956,296	3,949,402	5,905,698	2,007,387		04/04/97	300
Staten Island	NY	3,190,883	2,569,802	9,932	31	3,190,883	2,579,765	5,770,648	1,212,162		03/26/98	300
Lancaster	OH	250,000	830,689	None	230	250,000	830,919	1,080,919	383,587		06/26/98	300
Altoona	PA	455,000	745,694	None	None	455,000	745,694	1,200,694	344,260		06/26/98	300
Erie	PA	510,000	900,689	None	None	510,000	900,689	1,410,689	415,816		06/26/98	300
Pennsdale	PA	315,000	835,648	None	None	315,000	835,648	1,150,648	385,788		06/26/98	300
Whitehall	PA	515,525	1,146,868	None	457	515,525	1,147,325	1,662,850	529,710		06/30/98	300
Columbia	SC	600,000	900,725	None	428	600,000	901,153	1,501,153	416,013		06/26/98	300
Jackson	TN	380,000	750,608	None	82	380,000	750,690	1,130,690	346,536		06/26/98	300
Memphis	TN	804,262	1,432,520	None	192	804,262	1,432,712	2,236,974	718,551		06/30/97	300
Abilene	TX	400,000	680,616	None	None	400,000	680,616	1,080,616	314,215		06/26/98	300
Cedar Park	TX	253,591	827,237	None	3,011	253,591	830,248	1,083,839	424,699		03/26/97	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Houston	TX	867,767	687,042	163,642	2,277	867,767	852,961	1,720,728	365,350		03/07/97	300
Plainview	TX	125,000	734,558	40,000	10,725	125,000	785,283	910,283	457,692		01/24/84	180
San Antonio	TX	323,451	637,991	47,914	34,266	323,451	720,171	1,043,622	360,185		12/31/98	300
Spring	TX	1,794,872	1,810,069	35,899	152	1,794,872	1,846,120	3,640,992	891,083		09/29/97	300
Webster	TX	283,604	538,002	2,470	226	283,604	540,698	824,302	271,363		06/13/97	300
Lacey	WA	171,150	380,125	21,071	117	171,150	401,313	572,463	342,725		08/13/87	300
Pasco	WA	161,700	359,142	56,707	7,222	161,700	423,071	584,771	320,860		08/18/87	300
Eau Claire	WI	260,000	820,689	None	146	260,000	820,835	1,080,835	378,948		06/26/98	300
La Crosse	WI	372,883	877,812	None	146	372,883	877,958	1,250,841	405,320		06/26/98	300

Home Improvement
Lawndale	CA	667,007	1,238,841	None	None	667,007	1,238,841	1,905,848	547,153		12/31/98	300
Los Angeles	CA	902,494	1,676,204	None	None	902,494	1,676,204	2,578,698	740,321		12/31/98	300
Los Angeles	CA	163,668	304,097	None	78	163,668	304,175	467,843	134,349		12/31/98	300
Van Nuys	CA	750,293	1,393,545	None	None	750,293	1,393,545	2,143,838	615,480		12/31/98	300
West Covina	CA	311,040	577,733	None	None	311,040	577,733	888,773	255,165		12/31/98	300
Orange Park	FL	478,314	618,348	None	None	478,314	618,348	1,096,662	273,092		12/31/98	300
Pensacola	FL	419,842	1,899,287	63,585	240	419,842	1,963,112	2,382,954	1,024,264		11/26/96	300
Des Moines	IA	225,771	682,604	None	None	225,771	682,604	908,375	299,200		01/29/99	300
Broadview	IL	345,166	641,739	None	None	345,166	641,739	986,905	283,445		12/31/98	300
Springfield	IL	219,859	630,595	17,583	17	219,859	648,195	868,054	334,120		11/26/96	300
Lenexa	KS	1,051,077	1,952,233	None	None	1,051,077	1,952,233	3,003,310	309,104		01/06/06	300
Baltimore	MD	171,320	318,882	None	86	171,320	318,968	490,288	140,857		12/31/98	300
Blue Springs	MO	870,071	1,616,080	None	None	870,071	1,616,080	2,486,151	255,879		01/06/06	300
Chillicothe	MO	804,948	1,495,138	None	None	804,948	1,495,138	2,300,086	236,730		01/06/06	300
Columbia	MO	2,039,436	3,787,757	None	30	2,039,436	3,787,787	5,827,223	599,733		01/06/06	300
Columbia,	MO	1,080,521	2,006,915	None	None	1,080,521	2,006,915	3,087,436	317,762		01/06/06	300
Fulton	MO	791,603	1,470,353	None	None	791,603	1,470,353	2,261,956	232,806		01/06/06	300
Jefferson City	MO	1,481,299	2,751,217	None	None	1,481,299	2,751,217	4,232,516	435,609		01/06/06	300
Kirksville	MO	1,421,788	2,640,696	None	None	1,421,788	2,640,696	4,062,484	418,110		01/06/06	300
Macon	MO	493,394	916,537	None	None	493,394	916,537	1,409,931	145,118		01/06/06	300
Moberly	MO	1,293,387	2,402,283	None	None	1,293,387	2,402,283	3,695,670	380,360		01/06/06	300
Omaha	NE	1,515,773	2,816,678	None	None	1,515,773	2,816,678	4,332,451	445,975		01/06/06	300
Rochester	NY	158,168	294,456	None	None	158,168	294,456	452,624	130,062		12/31/98	300
Carrollton	TX	201,569	374,342	None	None	201,569	374,342	575,911	90,466		12/05/03	300
Mesquite	TX	1,049,287	1,949,085	134,528	76,032	1,049,287	2,159,645	3,208,932	750,655		03/28/02	300
Midland	TX	1,590,052	2,953,473	None	None	1,590,052	2,953,473	4,543,525	467,633		01/06/06	300
Odessa	TX	1,346,834	2,501,783	None	None	1,346,834	2,501,783	3,848,617	396,116		01/06/06	300
Pasadena	TX	147,535	274,521	None	None	147,535	274,521	422,056	121,249		12/31/98	300
Plano	TX	363,851	676,249	None	None	363,851	676,249	1,040,100	298,679		12/31/98	300
San Antonio	TX	367,890	683,750	None	None	367,890	683,750	1,051,640	301,992		12/31/98	300
Chesapeake	VA	144,014	649,869	None	11,754	144,014	661,623	805,637	616,379		12/22/86	300
Spokane	WA	66,150	146,921	None	242	66,150	147,163	213,313	128,979		11/18/87	300

Motor Vehicle Delaerships
Robertsdale	AL	3,026,015	6,117,490	None	None	3,026,015	6,117,490	9,143,505	736,961	01/29/07	04/07/06	300
Golden	CO	4,004,339	1,602,070	-155,187	196	3,849,152	1,602,266	5,451,418	344,479		08/25/04	300
Longmont	CO	2,502,092	6,906,609	None	None	2,502,092	6,906,609	9,408,701	1,484,920		08/25/04	300
Gulf Breeze	FL	3,518,413	905,480	None	None	3,518,413	905,480	4,423,893	134,313		04/07/06	300
Snellville	GA	1,137,266	3,221,767	None	51	1,137,266	3,221,818	4,359,084	519,878		10/25/05	300
Woodstock	GA	2,509,102	2,509,993	None	None	2,509,102	2,509,993	5,019,095	422,515		10/25/05	300
Island Lake	IL	2,107,134	6,383,412	None	None	2,107,134	6,383,412	8,490,546	1,168,524		12/31/04	300
Colfax	NC	1,125,979	2,196,033	None	None	1,125,979	2,196,033	3,322,012	440,452		12/31/04	300
Statesville	NC	2,353,825	4,159,653	None	None	2,353,825	4,159,653	6,513,478	810,613		05/13/04	300
Chichester	NH	578,314	4,546,307	None	None	578,314	4,546,307	5,124,621	899,874		10/01/04	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Churchville	NY	1,000,000	5,755,166	None	None	1,000,000	5,755,166	6,755,166	821,089	06/06/06	03/23/06	300
Green	OH	715,953	554,589	None	None	715,953	554,589	1,270,542	95,637	02/13/06	01/19/05	300
Hillsboro	OR	1,611,084	1,936,755	None	None	1,611,084	1,936,755	3,547,839	255,006		09/01/06	300
Woods Village	OR	3,822,277	5,687,110	None	None	3,822,277	5,687,110	9,509,387	684,247		09/01/06	300
Myrtle Beach	SC	4,099,824	2,081,997	-1,800,804	None	2,299,020	2,081,997	4,381,017	398,934	07/28/00	03/03/05	300
Austin	TX	2,100,000	3,900,895	None	None	2,100,000	3,900,895	6,000,895	305,568		01/31/08	300
Katy	TX	1,347,454	8,564,135	None	None	1,347,454	8,564,135	9,911,589	1,420,123	10/28/05	01/25/05	300

Office Supplies
Lakewood	CA	1,398,387	3,098,607	None	None	1,398,387	3,098,607	4,496,994	1,606,036		01/29/97	300
Riverside	CA	1,410,177	1,659,850	None	None	1,410,177	1,659,850	3,070,027	816,027		09/17/97	300
Casselberry	FL	-	1,277,112	None	None	-	1,277,112	1,277,112	210,716	07/14/05	01/25/05	300
Hutchinson	KS	269,964	1,704,013	52,136	None	269,964	1,756,149	2,026,113	860,762		06/25/97	300
Salina	KS	240,423	1,829,837	51,939	None	240,423	1,881,776	2,122,199	932,130		06/25/97	300
Sikeston	MO	409,114	2,005,416	None	None	409,114	2,005,416	2,414,530	638,378		01/24/02	300
Helena	MT	564,241	1,503,118	14,233	None	564,241	1,517,351	2,081,592	762,543		06/09/97	300
Asheboro	NC	465,557	2,176,416	21,418	None	465,557	2,197,834	2,663,391	1,045,605		03/27/98	300
Westbury	NY	3,808,076	2,377,932	None	None	3,808,076	2,377,932	6,186,008	1,168,902		09/29/97	300
New Philiadelphia	OH	726,636	1,650,672	7,960	None	726,636	1,658,632	2,385,268	836,355		05/30/97	300

Pet Supplies and Services
Tampa	FL	347,794	905,248	46,000	29,793	347,794	981,041	1,328,835	421,333		12/31/98	300
Duluth	GA	361,058	1,591,629	None	None	361,058	1,591,629	1,952,687	638,422	01/27/99	09/29/98	300
Marietta	GA	495,412	1,526,370	None	None	495,412	1,526,370	2,021,782	595,591	05/28/99	09/29/98	300
Indianapolis	IN	427,000	1,296,901	None	None	427,000	1,296,901	1,723,901	500,114	03/10/00	01/19/99	300
Sudbury	MA	543,038	2,477,213	None	None	543,038	2,477,213	3,020,251	936,280	11/12/99	09/30/98	300
Tyngsborough	MA	312,204	1,222,522	None	None	312,204	1,222,522	1,534,726	564,391		06/12/98	300
Warren	MI	356,348	903,351	15,018	15,844	356,348	934,213	1,290,561	436,649		01/09/98	300
Matthews	NC	610,177	1,394,743	None	None	610,177	1,394,743	2,004,920	639,257		07/17/98	300
North Plainfield	NJ	985,430	1,590,447	None	17	985,430	1,590,464	2,575,894	650,357		09/24/98	300
Albuquerque	NM	684,036	874,914	300,000	42,875	684,036	1,217,789	1,901,825	533,233		12/31/98	300
Maineville	OH	173,105	384,468	4,835	12,720	173,105	402,023	575,128	349,997		03/06/87	300
Dickson City	PA	659,790	1,880,722	5,396	None	659,790	1,886,118	2,545,908	945,160		06/20/97	300
Mt Pleasant	SC	40,700	180,400	17,385	18,938	40,700	216,723	257,423	188,646		12/22/81	180
Clarksville	TN	290,775	395,870	None	13	290,775	395,883	686,658	207,845		11/26/96	300

Private Education
Mobile	AL	78,400	237,671	40,370	5,564	78,400	283,605	362,005	249,029		10/15/82	180
Peoria	AZ	281,750	625,779	69,854	32,448	281,750	728,081	1,009,831	557,327		03/30/88	300
Coconut Creek	FL	310,111	1,243,682	None	None	310,111	1,243,682	1,553,793	516,415	08/02/99	12/01/98	300
Las Vegas	NV	1,080,444	3,346,772	None	None	1,080,444	3,346,772	4,427,216	1,578,465		03/04/98	300
Arlington	TX	195,650	387,355	None	6,796	195,650	394,151	589,801	290,906		02/07/91	300
Austin	TX	238,000	528,604	77,988	24,766	238,000	631,358	869,358	439,404		04/06/89	300
Coppell	TX	208,641	463,398	28,600	8,150	208,641	500,148	708,789	406,609		12/11/87	300
Missouri City	TX	221,025	437,593	2,202	21,467	221,025	461,262	682,287	343,896		12/13/90	300
Sugar Land	TX	1,600,000	6,300,995	None	None	1,600,000	6,300,995	7,900,995	892,638		06/28/06	300
Chantilly	VA	688,917	3,208,607	None	None	688,917	3,208,607	3,897,524	1,295,292	05/07/99	09/30/98	300
Kingstowne	VA	300,000	1,191,396	None	None	300,000	1,191,396	1,491,396	455,017	08/22/00	11/08/99	300

Restaurants
Alabaster	AL	335,197	622,697	None	None	335,197	622,697	957,894	81,988		09/14/06	300
Andalusia	AL	252,403	468,949	None	None	252,403	468,949	721,352	61,745		09/14/06	300
Atmore	AL	272,044	505,636	None	None	272,044	505,636	777,680	169,383		08/31/01	300
Attalla	AL	148,993	276,890	None	None	148,993	276,890	425,883	36,457		09/14/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Bessemer	AL	172,438	320,429	None	None	172,438	320,429	492,867	42,190		09/14/06	300
Boaz	AL	829,001	1,541,245	None	None	829,001	1,541,245	2,370,246	192,654		11/01/06	300
Brent	AL	134,432	249,846	None	None	134,432	249,846	384,278	32,896		09/14/06	300
Clanton	AL	230,036	427,391	None	None	230,036	427,391	657,427	143,174		08/31/01	300
Demopolis	AL	251,349	466,972	None	None	251,349	466,972	718,321	156,433		08/31/01	300
Enterprise	AL	840,946	1,563,474	None	None	840,946	1,563,474	2,404,420	195,433		11/01/06	300
Evergreen	AL	148,982	276,881	None	None	148,982	276,881	425,863	36,456		09/14/06	300
Fort Payne	AL	303,056	563,001	None	None	303,056	563,001	866,057	188,603		08/31/01	300
Fort Payne	AL	814,113	1,513,596	None	None	814,113	1,513,596	2,327,709	189,198		11/01/06	300
Gadsden	AL	242,194	449,977	None	None	242,194	449,977	692,171	59,247		09/14/06	300
Gadsden	AL	851,124	1,582,332	None	456	851,124	1,582,788	2,433,912	197,939		11/01/06	300
Gardendale	AL	398,669	740,568	None	None	398,669	740,568	1,139,237	248,088		08/31/01	300
Greenville	AL	226,108	420,117	None	None	226,108	420,117	646,225	55,315		09/14/06	300
Haleyville	AL	262,500	488,357	None	None	262,500	488,357	750,857	39,881		12/21/07	300
Hamilton	AL	214,198	397,991	None	None	214,198	397,991	612,189	52,402		09/14/06	300
Hoover	AL	251,434	467,185	None	None	251,434	467,185	718,619	156,504		08/31/01	300
Hueytown	AL	281,422	522,828	None	None	281,422	522,828	804,250	68,839		09/14/06	300
Huntsville	AL	826,840	1,537,233	None	None	826,840	1,537,233	2,364,073	192,153		11/01/06	300
Huntsville	AL	811,599	1,508,927	None	None	811,599	1,508,927	2,320,526	188,615		11/01/06	300
Leeds	AL	171,145	318,028	None	None	171,145	318,028	489,173	41,874		09/14/06	300
Mobile	AL	286,333	531,950	None	None	286,333	531,950	818,283	70,040		09/14/06	300
Montgomery	AL	143,693	267,060	None	None	143,693	267,060	410,753	35,163		09/14/06	300
Montgomery	AL	145,206	269,870	None	None	145,206	269,870	415,076	35,533		09/14/06	300
Montgomery	AL	380,468	706,777	None	None	380,468	706,777	1,087,245	90,703		10/12/06	300
Opp	AL	160,778	298,782	None	None	160,778	298,782	459,560	38,344		10/12/06	300
Prattville	AL	254,278	472,432	None	None	254,278	472,432	726,710	62,203		09/14/06	300
Sylacauga	AL	801,413	1,490,012	15,338	None	801,413	1,505,350	2,306,763	188,755		11/01/06	300
Trussville	AL	256,485	476,510	None	None	256,485	476,510	732,995	61,152		10/12/06	300
Warrior	AL	159,109	295,676	None	None	159,109	295,676	454,785	38,931		09/14/06	300
Arkadelphia	AR	248,868	462,744	None	None	248,868	462,744	711,612	59,386		10/12/06	300
Bentonville	AR	377,086	700,582	None	None	377,086	700,582	1,077,668	234,691		08/31/01	300
Conway	AR	941,465	1,750,100	None	None	941,465	1,750,100	2,691,565	218,761		11/01/06	300
El Dorado	AR	907,534	1,687,608	None	None	907,534	1,687,608	2,595,142	210,950		11/01/06	300
Hope	AR	288,643	536,715	None	None	288,643	536,715	825,358	179,791		08/31/01	300
Jacksonville	AR	267,376	497,124	None	None	267,376	497,124	764,500	65,455		09/14/06	300
Jonesboro	AR	173,984	323,371	None	None	173,984	323,371	497,355	27,487		11/16/07	300
Little Rock	AR	317,000	589,377	None	None	317,000	589,377	906,377	197,433		08/31/01	300
Little Rock	AR	216,570	402,459	None	None	216,570	402,459	619,029	34,209		11/16/07	300
Malvern	AR	219,703	408,588	None	None	219,703	408,588	628,291	53,797		09/14/06	300
North Little Rock	AR	376,320	699,138	None	None	376,320	699,138	1,075,458	59,427		11/16/07	300
Pocahontas	AR	241,128	447,988	None	None	241,128	447,988	689,116	57,492		10/12/06	300
Russellville	AR	864,497	1,607,158	None	None	864,497	1,607,158	2,471,655	200,894		11/01/06	300
Siloam Springs	AR	190,000	352,808	None	None	190,000	352,808	542,808	171,101		11/20/97	300
Glendale	AZ	624,761	895,976	None	110	624,761	896,086	1,520,847	494,320		03/06/96	300
Glendale	AZ	1,511,430	3,264,231	None	None	1,511,430	3,264,231	4,775,661	400,021	11/06/06	05/16/06	300
Glendale	AZ	740,707	1,376,143	None	None	740,707	1,376,143	2,116,850	130,732		08/28/07	300
Goodyear	AZ	794,360	1,274,445	None	None	794,360	1,274,445	2,068,805	166,866	02/23/06	04/08/05	300
Phoenix	AZ	704,014	1,307,998	None	None	704,014	1,307,998	2,012,012	124,258		08/28/07	300
Phoenix	AZ	766,680	1,424,378	None	None	766,680	1,424,378	2,191,058	135,314		08/28/07	300
Phoenix	AZ	813,750	1,511,928	None	None	813,750	1,511,928	2,325,678	143,631		08/28/07	300
Surprise	AZ	681,288	1,008,310	None	None	681,288	1,008,310	1,689,598	195,387	09/29/04	04/16/04	300
Tempe	AZ	525,463	976,404	None	None	525,463	976,404	1,501,867	92,757		08/28/07	300
Tucson	AZ	107,393	500,154	None	None	107,393	500,154	607,547	483,914		01/17/86	300
Tucson	AZ	463,231	860,982	None	None	463,231	860,982	1,324,213	81,791		08/28/07	300
Tucson	AZ	496,194	922,053	None	None	496,194	922,053	1,418,247	87,593		08/28/07	300
Yuma	AZ	236,121	541,651	None	None	236,121	541,651	777,772	251,864		05/28/98	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Barstow	CA	689,842	690,204	None	None	689,842	690,204	1,380,046	311,745		09/24/98	300
Fresno	CA	561,502	1,043,688	None	None	561,502	1,043,688	1,605,190	99,146		08/28/07	300
Livermore	CA	662,161	823,242	None	None	662,161	823,242	1,485,403	371,834		09/23/98	300
Northridge	CA	-	-	None	102	-	102	102	98		04/01/70	300
Rancho Cucamonga	CA	95,192	441,334	None	61	95,192	441,395	536,587	428,013		12/20/85	300
Riverside	CA	90,000	170,394	135,301	None	90,000	305,695	395,695	212,610		12/09/76	300
Sacramento	CA	386,793	417,290	None	127	386,793	417,417	804,210	191,332		07/31/98	300
San Dimas	CA	240,562	445,521	46,026	None	240,562	491,547	732,109	462,397		03/12/81	180
San Ramon	CA	406,000	1,126,930	None	None	406,000	1,126,930	1,532,930	1,126,930		12/08/83	180
Aurora	CO	288,558	537,322	None	None	288,558	537,322	825,880	51,041		08/28/07	300
Colorado Springs	CO	152,000	704,736	None	None	152,000	704,736	856,736	664,862		09/30/86	300
Denver	CO	540,250	1,132,450	None	None	540,250	1,132,450	1,672,700	225,925	07/29/04	03/29/04	300
Lakewood	CO	1,606,511	5,865	None	None	1,606,511	5,865	1,612,376	1,262	07/26/06	12/31/02	300
Littleton	CO	700,000	1,301,370	None	None	700,000	1,301,370	2,001,370	123,628		08/28/07	300
Parker	CO	778,054	1,148,443	None	98	778,054	1,148,541	1,926,595	206,148	06/10/05	02/23/05	300
Westminster	CO	261,466	487,102	None	None	261,466	487,102	748,568	46,272		08/28/07	300
Cromwell	CT	531,861	989,638	None	None	531,861	989,638	1,521,499	80,815		12/19/07	300
Danbury	CT	548,459	284,639	None	None	548,459	284,639	833,098	91,557		12/19/01	300
East Windsor	CT	-	1,235,134	None	None	-	1,235,134	1,235,134	117,315		08/30/07	300
Manchester	CT	-	1,353,727	None	None	-	1,353,727	1,353,727	128,582		08/30/07	300
Meriden	CT	369,482	687,116	None	None	369,482	687,116	1,056,598	65,274		08/28/07	300
New Milford	CT	-	705,127	None	None	-	705,127	705,127	66,965		08/30/07	300
Norwich	CT	644,000	1,198,741	None	None	644,000	1,198,741	1,842,741	113,863		08/30/07	300
Plainville	CT	-	1,452,933	None	None	-	1,452,933	1,452,933	138,006		08/30/07	300
Torrington	CT	504,167	939,051	None	None	504,167	939,051	1,443,218	89,193		08/30/07	300
Unionville	CT	167,740	316,672	None	None	167,740	316,672	484,412	101,861		12/19/01	300
Waterbury	CT	521,021	705,163	None	None	521,021	705,163	1,226,184	226,826		12/19/01	300
West Haven	CT	540,663	1,006,829	None	None	540,663	1,006,829	1,547,492	95,632		08/30/07	300
Windsor Locks	CT	844,967	1,571,965	None	None	844,967	1,571,965	2,416,932	149,319		08/30/07	300
Newark	DE	647,500	1,203,300	None	None	647,500	1,203,300	1,850,800	114,312		08/28/07	300
Casselberry	FL	403,900	897,075	None	10	403,900	897,085	1,300,985	708,823		12/29/89	300
Chipley	FL	270,439	502,655	None	None	270,439	502,655	773,094	168,384		08/31/01	300
Clearwater	FL	484,090	899,658	None	None	484,090	899,658	1,383,748	85,466		08/28/07	300
Cutler Bay	FL	962,500	1,788,329	None	None	962,500	1,788,329	2,750,829	169,889		08/28/07	300
DeFuniak	FL	269,554	501,010	None	None	269,554	501,010	770,564	167,833		08/31/01	300
Jacksonville	FL	150,210	693,445	None	240	150,210	693,685	843,895	678,445		09/13/85	300
Jacksonville	FL	143,299	664,373	None	240	143,299	664,613	807,912	644,418		12/13/85	300
Jacksonville	FL	1,451,180	658,461	25,752	23,207	1,451,180	707,420	2,158,600	92,024	08/04/06	05/09/06	300
Lake Mary	FL	774,043	1,438,165	None	None	774,043	1,438,165	2,212,208	136,623		08/28/07	300
Land O' Lakes	FL	770,136	1,190,937	None	None	770,136	1,190,937	1,961,073	185,284	10/21/05	03/24/05	300
Margate	FL	688,583	1,279,430	None	None	688,583	1,279,430	1,968,013	121,544		08/28/07	300
Melbourne	FL	-	790,083	500	None	-	790,583	790,583	87,350		08/30/07	300
Miami	FL	962,500	1,788,139	None	None	962,500	1,788,139	2,750,639	169,871		08/28/07	300
Miami Beach	FL	786,510	1,461,294	None	None	786,510	1,461,294	2,247,804	138,821		08/28/07	300
New Port Richey	FL	929,402	1,459,392	56,969	32,400	929,402	1,548,761	2,478,163	181,225	11/13/06	08/01/06	300
North Miami Bch.	FL	505,870	940,302	None	None	505,870	940,302	1,446,172	89,326		08/28/07	300
Orlando	FL	230,000	1,066,339	None	327	230,000	1,066,666	1,296,666	1,037,324		11/18/85	300
Orlando	FL	209,800	972,679	None	314	209,800	972,993	1,182,793	921,215		08/15/86	300
Orlando	FL	600,000	949,489	None	None	600,000	949,489	1,549,489	403,754	05/27/99	12/18/98	300
Orlando	FL	1,135,310	1,306,940	None	189	1,135,310	1,307,129	2,442,439	146,451	01/10/07	06/30/06	300
Orlando	FL	735,000	1,367,891	None	None	735,000	1,367,891	2,102,891	129,932		08/30/07	300
Orlando	FL	-	790,583	None	None	-	790,583	790,583	75,083		08/30/07	300
Oviedo	FL	204,200	911,338	None	None	204,200	911,338	1,115,538	357,095	03/27/00	08/24/99	300
Oviedo	FL	456,108	847,515	None	18	456,108	847,533	1,303,641	139,844		11/21/05	300
Oviedo	FL	465,993	866,048	None	None	465,993	866,048	1,332,041	82,273		08/28/07	300
Palm Bay	FL	330,000	556,668	None	None	330,000	556,668	886,668	240,416	02/17/99	12/29/98	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Panama City	FL	202,047	375,424	None	None	202,047	375,424	577,471	48,179		10/12/06	300
Pembroke Pines	FL	741,074	1,376,913	None	None	741,074	1,376,913	2,117,987	130,805		08/28/07	300
St. Petersburg	FL	379,455	705,487	None	None	379,455	705,487	1,084,942	67,019		08/28/07	300
Tallahassee	FL	385,000	715,857	None	None	385,000	715,857	1,100,857	58,461		12/25/07	300
Tallahassee	FL	175,000	325,857	None	None	175,000	325,857	500,857	26,611		12/25/07	300
Tampa	FL	962,500	1,788,133	None	None	962,500	1,788,133	2,750,633	169,871		08/28/07	300
Tampa	FL	700,000	1,300,785	None	None	700,000	1,300,785	2,000,785	123,572		08/28/07	300
Tampa	FL	545,211	1,013,321	None	None	545,211	1,013,321	1,558,532	96,263		08/28/07	300
Albany	GA	326,690	607,247	None	None	326,690	607,247	933,937	98,171		12/22/05	300
Americus	GA	709,624	1,319,578	None	None	709,624	1,319,578	2,029,202	164,946		11/01/06	300
Augusta	GA	827,895	1,539,237	None	None	827,895	1,539,237	2,367,132	192,403		11/01/06	300
Cairo	GA	210,000	390,566	None	None	210,000	390,566	600,566	31,896		12/25/07	300
Duluth	GA	536,205	996,521	None	None	536,205	996,521	1,532,726	94,668		08/28/07	300
Gainesville	GA	952,660	1,770,931	None	None	952,660	1,770,931	2,723,591	221,365		11/01/06	300
Garden City	GA	197,225	438,043	32,125	10,819	197,225	480,987	678,212	376,166		04/20/89	300
Lagrange	GA	853,599	1,586,959	None	None	853,599	1,586,959	2,440,558	198,369		11/01/06	300
Lilburn	GA	237,822	442,409	None	None	237,822	442,409	680,231	42,026		08/28/07	300
Lithonia	GA	89,220	413,647	None	None	89,220	413,647	502,867	413,647		01/04/85	300
Marietta	GA	423,132	786,530	None	None	423,132	786,530	1,209,662	74,719		08/28/07	300
Norcross	GA	827,707	1,538,875	None	None	827,707	1,538,875	2,366,582	192,358		11/01/06	300
Roswell	GA	310,767	578,088	None	None	310,767	578,088	888,855	54,915		08/28/07	300
Savannah	GA	719,188	1,337,352	None	None	719,188	1,337,352	2,056,540	167,168		11/01/06	300
Snellville	GA	710,600	1,321,389	52,416	593	710,600	1,374,398	2,084,998	167,461		11/01/06	300
Statesboro	GA	201,250	446,983	None	415	201,250	447,398	648,648	355,859		11/14/89	300
Statesboro	GA	926,462	1,722,290	None	None	926,462	1,722,290	2,648,752	215,285		11/01/06	300
Stone Mountain	GA	215,940	1,001,188	51,876	356	215,940	1,053,420	1,269,360	993,747		10/30/86	300
Thomasville	GA	300,211	558,074	None	None	300,211	558,074	858,285	90,221		12/22/05	300
Thomasville	GA	894,504	1,662,939	None	None	894,504	1,662,939	2,557,443	207,866		11/01/06	300
Valdosta	GA	901,658	1,676,225	None	None	901,658	1,676,225	2,577,883	209,527		11/01/06	300
Warner Robins	GA	896,841	1,667,267	None	None	896,841	1,667,267	2,564,108	208,407		11/01/06	300
Washington	GA	292,628	543,862	None	None	292,628	543,862	836,490	182,188		08/31/01	300
Waycross	GA	223,475	415,563	None	None	223,475	415,563	639,038	67,182		12/22/05	300
Waycross	GA	956,765	1,778,566	None	None	956,765	1,778,566	2,735,331	222,320		11/01/06	300
Altoona	IA	654,179	1,285,639	None	None	654,179	1,285,639	1,939,818	226,644	06/11/05	12/30/04	300
Ankeny	IA	100,000	349,218	25,075	9,065	100,000	383,358	483,358	368,422		07/28/83	180
Burlington	IA	653,057	1,214,571	None	284	653,057	1,214,855	1,867,912	151,915		11/01/06	300
Cedar Falls	IA	208,411	387,971	None	None	208,411	387,971	596,382	62,721		12/22/05	300
Cedar Falls	IA	187,250	349,057	None	None	187,250	349,057	536,307	28,502		12/21/07	300
Cedar Rapids	IA	125,076	233,206	None	None	125,076	233,206	358,282	37,701		12/22/05	300
Cedar Rapids	IA	822,331	1,528,939	None	None	822,331	1,528,939	2,351,270	191,116		11/01/06	300
Clive	IA	840,697	1,563,046	None	None	840,697	1,563,046	2,403,743	195,380		11/01/06	300
Fort Dodge	IA	388,815	722,573	None	None	388,815	722,573	1,111,388	95,139		09/14/06	300
Oelwein	IA	84,244	157,375	None	None	84,244	157,375	241,619	25,441		12/22/05	300
Urbandale	IA	395,896	735,724	None	None	395,896	735,724	1,131,620	96,870		09/14/06	300
Waterloo	IA	263,555	490,374	None	None	263,555	490,374	753,929	76,008		02/28/06	300
Boise	ID	190,894	423,981	None	366	190,894	424,347	615,241	363,324		05/17/88	300
Boise	ID	161,352	334,041	None	366	161,352	334,407	495,759	280,617		10/07/88	300
Nampa	ID	74,156	343,820	None	259	74,156	344,079	418,235	321,473		12/31/86	300
Rexburg	ID	90,760	420,787	None	11,524	90,760	432,311	523,071	416,769		11/25/85	300
Alton	IL	225,785	419,315	None	None	225,785	419,315	645,100	351,981		10/18/88	300
Buffalo Grove	IL	306,250	569,693	None	None	306,250	569,693	875,943	54,118		08/28/07	300
Centralia	IL	225,966	420,573	None	None	225,966	420,573	646,539	67,992		12/22/05	300
Champaign	IL	805,888	1,498,402	None	284	805,888	1,498,686	2,304,574	187,394		11/01/06	300
Countryside	IL	301,000	559,824	None	None	301,000	559,824	860,824	53,179		08/28/07	300
Effingham	IL	783,528	1,456,874	None	None	783,528	1,456,874	2,240,402	182,108		11/01/06	300
Elgin	IL	700,000	1,300,943	None	None	700,000	1,300,943	2,000,943	123,587		08/28/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Fairview Heights	IL	660,652	1,227,321	None	None	660,652	1,227,321	1,887,973	202,508		11/21/05	300
Gurnee	IL	735,000	1,365,747	None	None	735,000	1,365,747	2,100,747	129,744		08/28/07	300
Joliet	IL	280,903	522,424	None	None	280,903	522,424	803,327	49,629		08/28/07	300
Lincoln	IL	206,532	383,970	None	None	206,532	383,970	590,502	128,625		08/31/01	300
Marion	IL	831,323	1,545,566	None	None	831,323	1,545,566	2,376,889	193,195		11/01/06	300
Moline	IL	781,044	1,452,262	None	None	781,044	1,452,262	2,233,306	181,532		11/01/06	300
Mt Vernon	IL	883,110	1,641,741	None	None	883,110	1,641,741	2,524,851	205,216		11/01/06	300
Oswego	IL	953,394	1,208,677	1,988	32,452	953,394	1,243,117	2,196,511	196,842	06/15/05	06/24/05	300
Peoria	IL	662,460	1,060,577	None	45	662,460	1,060,622	1,723,082	209,306	10/13/04	06/15/04	300
Rock Island	IL	138,463	258,066	None	None	138,463	258,066	396,529	41,720		12/22/05	300
Springfield	IL	846,830	1,574,436	None	None	846,830	1,574,436	2,421,266	196,803		11/01/06	300
Swansea	IL	890,625	1,655,743	21,860	40,551	890,625	1,718,154	2,608,779	222,423		11/01/06	300
Waukegan	IL	496,908	923,576	None	None	496,908	923,576	1,420,484	87,738		08/28/07	300
Waukegan	IL	1,330,000	2,470,909	None	None	1,330,000	2,470,909	3,800,909	201,790		12/21/07	300
Westmont	IL	475,300	883,468	None	None	475,300	883,468	1,358,768	83,927		08/28/07	300
Anderson	IN	831,077	1,545,131	None	None	831,077	1,545,131	2,376,208	193,140		11/01/06	300
Elkhart	IN	496,306	922,168	None	None	496,306	922,168	1,418,474	152,158		11/21/05	300
Elkhart	IN	835,890	1,554,487	None	None	835,890	1,554,487	2,390,377	194,295		11/01/06	300
Evansville	IN	136,738	254,864	None	None	136,738	254,864	391,602	41,202		12/22/05	300
Indianapolis	IN	437,500	813,225	None	None	437,500	813,225	1,250,725	77,255		08/28/07	300
Jasper	IN	129,919	242,199	None	None	129,919	242,199	372,118	39,154		12/22/05	300
Kokomo	IN	417,330	775,555	None	None	417,330	775,555	1,192,885	117,626		03/28/06	300
Marion	IN	426,384	792,314	None	None	426,384	792,314	1,218,698	128,091		12/13/05	300
Marion	IN	685,194	1,274,206	None	None	685,194	1,274,206	1,959,400	159,275		11/01/06	300
Michigan City	IN	840,998	1,563,545	None	None	840,998	1,563,545	2,404,543	195,442		11/01/06	300
Muncie	IN	136,400	632,380	8,000	None	136,400	640,380	776,780	607,761		03/18/86	300
Muncie	IN	67,156	149,157	13,837	None	67,156	162,994	230,150	130,362		03/30/88	300
Muncie	IN	644,177	1,196,786	None	None	644,177	1,196,786	1,840,963	197,470		11/21/05	300
Munster	IN	560,000	1,040,943	None	None	560,000	1,040,943	1,600,943	98,887		08/28/07	300
New Castle	IN	246,192	320,572	9,317	None	246,192	329,889	576,081	289,001		01/07/87	300
Newburgh	IN	161,193	300,280	None	None	161,193	300,280	461,473	48,544		12/22/05	300
South Bend	IN	133,200	617,545	None	None	133,200	617,545	750,745	591,709		04/28/86	300
Terre Haute	IN	767,189	1,426,532	None	None	767,189	1,426,532	2,193,721	178,315		11/01/06	300
Valparaiso	IN	365,612	679,507	None	None	365,612	679,507	1,045,119	107,589		01/11/06	300
Washington	IN	155,856	290,368	None	None	155,856	290,368	446,224	46,942		12/22/05	300
Westfield	IN	213,341	477,300	None	211	213,341	477,511	690,852	377,717		12/21/89	300
Chanute	KS	330,852	615,008	None	None	330,852	615,008	945,860	80,976		09/14/06	300
Derby	KS	96,060	445,359	None	None	96,060	445,359	541,419	434,383		10/29/85	300
El Dorado	KS	87,400	405,206	None	7,558	87,400	412,764	500,164	395,903		04/10/86	300
Fort Scott	KS	269,301	500,698	None	None	269,301	500,698	769,999	65,925		09/14/06	300
Overland Park	KS	408,578	759,513	None	None	408,578	759,513	1,168,091	72,152		08/28/07	300
Overland Park	KS	754,020	1,401,069	None	None	754,020	1,401,069	2,155,089	133,099		08/28/07	300
Parsons	KS	318,516	592,099	None	None	318,516	592,099	910,615	77,960		09/14/06	300
Shawnee	KS	953,916	1,773,245	None	None	953,916	1,773,245	2,727,161	221,654		11/01/06	300
Topeka	KS	232,146	431,853	None	None	232,146	431,853	663,999	41,024		08/28/07	300
Wichita	KS	98,000	454,350	6,265	233	98,000	460,848	558,848	432,135		08/08/86	300
Wichita	KS	787,377	1,463,936	None	None	787,377	1,463,936	2,251,313	182,991		11/01/06	300
Bowling Green	KY	685,246	1,273,002	None	None	685,246	1,273,002	1,958,248	210,045		11/21/05	300
Hazard	KY	243,836	453,025	None	None	243,836	453,025	696,861	59,648		09/14/06	300
Hopkinsville	KY	801,532	1,490,241	None	None	801,532	1,490,241	2,291,773	186,279		11/01/06	300
Lexington	KY	122,200	1,400	None	31,495	122,200	32,895	155,095	4,787		12/03/86	300
Lexington	KY	655,085	1,216,983	None	None	655,085	1,216,983	1,872,068	200,802		11/21/05	300
Louisville	KY	821,990	1,528,282	None	None	821,990	1,528,282	2,350,272	191,034		11/01/06	300
Madisonville	KY	422,501	784,831	None	None	422,501	784,831	1,207,332	103,336		09/14/06	300
Middlesboro	KY	859,709	1,598,332	None	None	859,709	1,598,332	2,458,041	199,790		11/01/06	300
Murray	KY	831,246	1,545,422	None	None	831,246	1,545,422	2,376,668	193,177		11/01/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Paducah	KY	673,551	1,251,276	None	None	673,551	1,251,276	1,924,827	206,461		11/21/05	300
Richmond	KY	913,770	1,698,726	None	None	913,770	1,698,726	2,612,496	212,340		11/01/06	300
Alexandria	LA	1,270,223	2,361,174	None	None	1,270,223	2,361,174	3,631,397	295,146		11/01/06	300
Bossier City	LA	172,269	320,497	None	None	172,269	320,497	492,766	42,199		09/14/06	300
Deridder	LA	371,127	690,819	None	None	371,127	690,819	1,061,946	70,220		06/22/07	300
Hammond	LA	1,011,084	1,879,972	None	None	1,011,084	1,879,972	2,891,056	234,995		11/01/06	300
Houma	LA	1,061,671	1,973,864	None	None	1,061,671	1,973,864	3,035,535	246,732		11/01/06	300
Jennings	LA	107,120	496,636	None	16	107,120	496,652	603,772	484,408		10/17/85	300
Jonesboro	LA	163,651	304,492	None	None	163,651	304,492	468,143	40,091		09/14/06	300
Morgan City	LA	832,895	1,548,993	None	None	832,895	1,548,993	2,381,888	193,623		11/01/06	300
Natchitoches	LA	291,675	541,890	None	None	291,675	541,890	833,565	181,531		08/31/01	300
New Iberia	LA	917,582	1,706,269	None	None	917,582	1,706,269	2,623,851	213,282		11/01/06	300
Opelousas	LA	949,157	1,764,908	36,600	20,490	949,157	1,821,998	2,771,155	226,730		11/01/06	300
Pineville	LA	1,136,612	2,113,040	None	None	1,136,612	2,113,040	3,249,652	264,129		11/01/06	300
Ruston	LA	170,274	316,792	None	None	170,274	316,792	487,066	41,711		09/14/06	300
Ruston	LA	982,427	1,826,696	None	None	982,427	1,826,696	2,809,123	228,336		11/01/06	300
Shreveport	LA	359,268	667,417	None	None	359,268	667,417	1,026,685	223,582		08/31/01	300
Shreveport	LA	154,671	287,815	None	None	154,671	287,815	442,486	37,896		09/14/06	300
Shreveport	LA	200,033	372,059	None	None	200,033	372,059	572,092	48,988		09/14/06	300
Shreveport	LA	259,987	483,401	None	None	259,987	483,401	743,388	63,648		09/14/06	300
Shreveport	LA	269,130	500,382	None	None	269,130	500,382	769,512	65,884		09/14/06	300
Vivian	LA	135,568	252,338	None	None	135,568	252,338	387,906	33,224		09/14/06	300
Winnfield	LA	145,973	271,661	None	None	145,973	271,661	417,634	35,769		09/14/06	300
Zachary	LA	898,306	1,670,527	None	None	898,306	1,670,527	2,568,833	208,815		11/01/06	300
Amesbury	MA	-	790,494	None	None	-	790,494	790,494	125,052		08/30/07	300
Attleboro	MA	369,815	693,655	None	None	369,815	693,655	1,063,470	223,124		12/19/01	300
Auburn	MA	418,250	779,623	500	None	418,250	780,123	1,198,373	74,164		08/30/07	300
Billerica	MA	398,292	740,107	None	None	398,292	740,107	1,138,399	62,906		11/14/07	300
Chicopee	MA	761,606	1,417,624	None	None	761,606	1,417,624	2,179,230	134,657		08/30/07	300
Chicopee Falls	MA	302,982	565,894	None	None	302,982	565,894	868,876	53,743		08/30/07	300
East Longmeadow	MA	614,319	1,144,128	None	None	614,319	1,144,128	1,758,447	108,675		08/30/07	300
Fall River	MA	962,500	1,787,831	None	None	962,500	1,787,831	2,750,331	169,844		08/28/07	300
Gardner	MA	-	828,564	None	None	-	828,564	828,564	119,778		08/30/07	300
Great Barrington	MA	422,625	788,089	None	None	422,625	788,089	1,210,714	74,851		08/30/07	300
Greenfield	MA	389,436	726,452	None	None	389,436	726,452	1,115,888	68,996		08/30/07	300
Greenfield	MA	761,417	1,417,273	None	None	761,417	1,417,273	2,178,690	134,624		08/30/07	300
Hanover	MA	397,203	281,202	None	None	397,203	281,202	678,405	90,452		12/19/01	300
Haverhill	MA	568,635	1,058,815	None	None	568,635	1,058,815	1,627,450	100,570		08/30/07	300
Holyoke	MA	577,667	1,076,023	None	None	577,667	1,076,023	1,653,690	102,205		08/30/07	300
Hyannis	MA	687,917	1,280,767	None	None	687,917	1,280,767	1,968,684	121,656		08/30/07	300
Lawrence	MA	910,000	1,690,877	None	None	910,000	1,690,877	2,600,877	160,629		08/28/07	300
Lee	MA	540,506	1,007,010	None	None	540,506	1,007,010	1,547,516	95,649		08/30/07	300
North Adams	MA	377,300	703,914	None	None	377,300	703,914	1,081,214	66,855		08/30/07	300
Norwood	MA	840,616	1,563,923	None	None	840,616	1,563,923	2,404,539	148,555		08/30/07	300
Palmer	MA	141,524	598,480	None	None	141,524	598,480	740,004	192,509		12/19/01	300
Peabody	MA	529,555	222,590	None	None	529,555	222,590	752,145	71,598		12/19/01	300
Pittsfield	MA	286,241	950,022	None	None	286,241	950,022	1,236,263	305,589		12/19/01	300
Quincy	MA	289,121	539,719	None	None	289,121	539,719	828,840	51,256		08/30/07	300
Raynham	MA	761,417	1,417,287	None	None	761,417	1,417,287	2,178,704	134,624		08/30/07	300
Sagamore Beach	MA	620,188	1,155,007	None	None	620,188	1,155,007	1,775,195	109,708		08/30/07	300
Saugus	MA	-	737,971	None	None	-	737,971	737,971	98,207		08/30/07	300
Seekonk	MA	614,417	1,144,267	None	None	614,417	1,144,267	1,758,684	108,688		08/30/07	300
South Dartmouth	MA	379,217	707,492	None	None	379,217	707,492	1,086,709	67,194		08/30/07	300
Springfield	MA	230,030	865,572	None	None	230,030	865,572	1,095,602	278,424		12/19/01	300
Springfield	MA	227,207	958,444	None	None	227,207	958,444	1,185,651	308,298		12/19/01	300
Stoneham	MA	397,544	191,717	None	None	397,544	191,717	589,261	61,667		12/19/01	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Sudbury	MA	-	633,843	None	None	-	633,843	633,843	80,569		08/30/07	300
Swansea	MA	173,853	488,699	None	None	173,853	488,699	662,552	157,197		12/19/01	300
Tewksbury	MA	392,079	730,927	None	None	392,079	730,927	1,123,006	69,421		08/30/07	300
Ware	MA	220,457	412,133	500	None	220,457	412,633	633,090	39,252		08/30/07	300
West Springfield	MA	243,556	455,532	None	None	243,556	455,532	699,088	43,258		08/30/07	300
West Springfield	MA	761,417	1,417,273	None	None	761,417	1,417,273	2,178,690	134,624		08/30/07	300
Wollaston	MA	411,366	766,745	None	None	411,366	766,745	1,178,111	72,824		08/30/07	300
Worcester	MA	578,336	1,077,426	None	None	578,336	1,077,426	1,655,762	102,338		08/30/07	300
Hagerstown	MD	499,396	928,250	None	None	499,396	928,250	1,427,646	88,182		08/28/07	300
Waterville	ME	-	717,653	None	None	-	717,653	717,653	68,155		08/30/07	300
Windham	ME	-	831,301	1,000	None	-	832,301	832,301	79,184		08/30/07	300
Canton	MI	279,923	521,223	None	None	279,923	521,223	801,146	49,514		08/28/07	300
Comstock Park	MI	810,477	1,506,864	None	None	810,477	1,506,864	2,317,341	188,357		11/01/06	300
Flint	MI	827,853	-	None	None	827,853	-	827,853	-		04/13/95	300
Flint	MI	885,144	1,645,531	None	None	885,144	1,645,531	2,530,675	205,690		11/01/06	300
Lansing	MI	873,536	1,623,973	None	None	873,536	1,623,973	2,497,509	202,995		11/01/06	300
Livonia	MI	350,000	651,446	None	None	350,000	651,446	1,001,446	61,885		08/28/07	300
Saginaw	MI	766,531	1,425,263	None	None	766,531	1,425,263	2,191,794	178,157		11/01/06	300
Taylor	MI	847,070	1,574,821	None	284	847,070	1,575,105	2,422,175	196,946		11/01/06	300
Westland	MI	869,530	1,616,568	None	None	869,530	1,616,568	2,486,098	202,070		11/01/06	300
Roseville	MN	281,600	1,305,560	None	182	281,600	1,305,742	1,587,342	1,305,741		12/18/84	300
Belton	MO	89,328	418,187	22,270	14,516	89,328	454,973	544,301	450,027		12/18/84	300
Bolivar	MO	237,094	440,596	None	None	237,094	440,596	677,690	147,596		08/31/01	300
Bridgeton	MO	743,559	1,382,610	16,250	503	743,559	1,399,363	2,142,922	178,633		11/01/06	300
Buffalo	MO	159,346	296,519	None	24	159,346	296,543	455,889	39,050		09/14/06	300
Cape Girardeau	MO	450,078	836,372	None	None	450,078	836,372	1,286,450	132,426		01/11/06	300
Cape Girardeau	MO	745,915	1,386,950	None	None	745,915	1,386,950	2,132,865	173,368		11/01/06	300
Carthage	MO	85,020	394,175	None	398	85,020	394,573	479,593	382,429		12/03/85	300
Farmington	MO	780,812	1,451,767	None	None	780,812	1,451,767	2,232,579	181,470		11/01/06	300
Festus	MO	808,595	1,503,364	None	None	808,595	1,503,364	2,311,959	187,919		11/01/06	300
Fulton	MO	210,199	466,861	13,395	493	210,199	480,749	690,948	417,524		07/30/87	300
Hazelwood	MO	157,117	725,327	-104,329	337	157,117	621,335	778,452	619,427		08/28/85	300
Jefferson City	MO	713,088	1,325,993	None	None	713,088	1,325,993	2,039,081	165,748		11/01/06	300
Joplin	MO	301,207	559,953	None	None	301,207	559,953	861,160	73,727		09/14/06	300
Joplin	MO	281,001	522,428	None	None	281,001	522,428	803,429	68,786		09/14/06	300
Kansas City	MO	315,334	586,423	None	None	315,334	586,423	901,757	55,706		08/28/07	300
Mountain Grove	MO	219,704	408,591	None	None	219,704	408,591	628,295	53,798		09/14/06	300
Mt. Vernon	MO	160,000	282,586	None	None	160,000	282,586	442,586	137,044		11/20/97	300
Nevada	MO	222,552	494,296	None	None	222,552	494,296	716,848	440,402		07/30/87	300
Nevada	MO	290,795	540,616	None	None	290,795	540,616	831,411	71,181		09/14/06	300
Nixa	MO	251,387	467,430	None	None	251,387	467,430	718,817	61,545		09/14/06	300
Ozark	MO	140,000	292,482	None	None	140,000	292,482	432,482	141,844		11/20/97	300
Poplar Bluff	MO	774,256	1,439,603	None	None	774,256	1,439,603	2,213,859	179,949		11/01/06	300
Raymore	MO	726,583	1,351,055	None	None	726,583	1,351,055	2,077,638	168,881		11/01/06	300
Sedalia	MO	269,798	599,231	11,556	None	269,798	610,787	880,585	491,652		07/31/89	300
Sedalia	MO	696,604	1,295,380	None	598	696,604	1,295,978	1,992,582	162,040		11/01/06	300
Springfield	MO	251,381	467,418	None	None	251,381	467,418	718,799	61,543		09/14/06	300
Springfield	MO	225,939	420,162	None	None	225,939	420,162	646,101	53,921		10/12/06	300
St. Charles	MO	175,413	809,791	None	384	175,413	810,175	985,588	794,661		08/28/85	300
St. Charles	MO	695,121	1,001,878	None	1,338	695,121	1,003,216	1,698,337	562,925	12/22/95	03/16/95	300
St. Joseph	MO	960,412	1,785,308	None	None	960,412	1,785,308	2,745,720	223,162		11/01/06	300
St. Robert	MO	329,242	611,728	None	None	329,242	611,728	940,970	204,925		08/31/01	300
St. Robert	MO	744,158	1,383,694	None	None	744,158	1,383,694	2,127,852	172,960		11/01/06	300
Sullivan	MO	85,500	396,400	-40,743	13,514	85,500	369,171	454,671	356,446		12/27/84	300
Webb City	MO	337,647	627,628	None	None	337,647	627,628	965,275	82,638		09/14/06	300
Biloxi	MS	414,902	770,725	None	None	414,902	770,725	1,185,627	101,479		09/14/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Canton	MS	163,193	303,268	None	None	163,193	303,268	466,461	39,930		09/14/06	300
Carthage	MS	157,803	293,257	None	None	157,803	293,257	451,060	38,612		09/14/06	300
Columbus	MS	128,409	238,775	None	None	128,409	238,775	367,184	38,602		12/22/05	300
Columbus	MS	117,411	218,350	None	None	117,411	218,350	335,761	35,299		12/22/05	300
Columbus	MS	720,310	1,339,963	None	None	720,310	1,339,963	2,060,273	167,494		11/01/06	300
Corinth	MS	285,607	530,598	None	None	285,607	530,598	816,205	69,862		09/14/06	300
Corinth	MS	867,086	1,612,029	None	None	867,086	1,612,029	2,479,115	201,502		11/01/06	300
Flowood	MS	154,733	287,549	None	None	154,733	287,549	442,282	37,861		09/14/06	300
Forest	MS	106,457	198,007	None	None	106,457	198,007	304,464	32,011		12/22/05	300
Fulton	MS	239,686	445,337	None	None	239,686	445,337	685,023	149,185		08/31/01	300
Gautier	MS	241,995	449,607	None	None	241,995	449,607	691,602	59,198		09/14/06	300
Greenville	MS	311,324	578,378	None	None	311,324	578,378	889,702	193,754		08/31/01	300
Greenwood	MS	177,329	329,520	None	None	177,329	329,520	506,849	43,387		09/14/06	300
Hattiesburg	MS	856,070	1,592,088	None	None	856,070	1,592,088	2,448,158	199,010		11/01/06	300
Hernando	MS	137,898	256,282	None	None	137,898	256,282	394,180	33,744		09/14/06	300
Houston	MS	226,962	421,695	None	None	226,962	421,695	648,657	55,523		09/14/06	300
Indianola	MS	270,639	502,822	None	None	270,639	502,822	773,461	168,443		08/31/01	300
Iuka	MS	139,243	258,779	None	None	139,243	258,779	398,022	34,073		09/14/06	300
Jackson	MS	237,982	442,154	None	None	237,982	442,154	680,136	58,217		09/14/06	300
Jackson	MS	352,003	653,900	None	None	352,003	653,900	1,005,903	83,917		10/12/06	300
Kosciusko	MS	311,422	578,550	None	None	311,422	578,550	889,972	76,176		09/14/06	300
Laurel	MS	778,938	1,448,844	None	None	778,938	1,448,844	2,227,782	181,104		11/01/06	300
Magee	MS	264,395	491,206	None	None	264,395	491,206	755,601	64,675		09/14/06	300
Meridian	MS	-	2,481,172	None	None	-	2,481,172	2,481,172	302,915		11/01/06	300
Moss Point	MS	287,821	534,713	None	None	287,821	534,713	822,534	70,404		09/14/06	300
Natchez	MS	402,589	747,934	None	None	402,589	747,934	1,150,523	90,999		12/21/06	300
Newton	MS	284,350	528,311	None	None	284,350	528,311	812,661	176,981		08/31/01	300
Olive Branch	MS	332,234	617,192	None	None	332,234	617,192	949,426	81,264		09/14/06	300
Olive Branch	MS	362,276	673,055	None	None	362,276	673,055	1,035,331	57,210		11/16/07	300
Oxford	MS	164,058	304,873	None	None	164,058	304,873	468,931	40,142		09/14/06	300
Oxford	MS	297,182	552,097	None	None	297,182	552,097	849,279	70,852		10/12/06	300
Pearl	MS	334,822	621,994	None	None	334,822	621,994	956,816	208,365		08/31/01	300
Philadelphia	MS	292,868	543,912	None	None	292,868	543,912	836,780	71,615		09/14/06	300
Pontotoc	MS	285,006	529,492	None	None	285,006	529,492	814,498	69,716		09/14/06	300
Southaven	MS	498,426	925,905	None	None	498,426	925,905	1,424,331	78,702		11/16/07	300
Starkville	MS	175,436	326,005	None	None	175,436	326,005	501,441	42,924		09/14/06	300
Tupelo	MS	166,869	310,095	None	None	166,869	310,095	476,964	40,829		09/14/06	300
Tupelo	MS	225,934	419,857	None	None	225,934	419,857	645,791	55,281		09/28/06	300
Vicksburg	MS	275,895	512,632	None	None	275,895	512,632	788,527	67,497		09/28/06	300
Vicksburg	MS	698,189	1,298,881	68,650	479	698,189	1,368,010	2,066,199	163,866		11/01/06	300
West Point	MS	87,859	163,468	None	None	87,859	163,468	251,327	26,427		12/22/05	300
Wiggins	MS	268,104	498,095	None	None	268,104	498,095	766,199	65,583		09/14/06	300
Albemarle	NC	721,392	1,341,825	None	223	721,392	1,342,048	2,063,440	167,805		11/01/06	300
Asheville	NC	838,421	1,558,792	None	None	838,421	1,558,792	2,397,213	194,848		11/01/06	300
Asheville	NC	264,226	491,419	None	None	264,226	491,419	755,645	46,683		08/28/07	300
Fayetteville	NC	116,240	590,854	None	317	116,240	591,171	707,411	547,019		12/20/84	300
Forest City	NC	872,424	1,621,940	None	None	872,424	1,621,940	2,494,364	202,741		11/01/06	300
Goldsboro	NC	811,502	1,509,029	None	624	811,502	1,509,653	2,321,155	188,788		11/01/06	300
Kernersville	NC	836,896	1,556,334	None	223	836,896	1,556,557	2,393,453	194,618		11/01/06	300
Roanoke Rapids	NC	834,223	1,551,226	None	None	834,223	1,551,226	2,385,449	193,902		11/01/06	300
Salisbury	NC	777,412	1,445,863	None	None	777,412	1,445,863	2,223,275	180,732		11/01/06	300
Sylva	NC	919,724	1,709,783	None	None	919,724	1,709,783	2,629,507	213,722		11/01/06	300
Wilkesboro	NC	183,050	406,562	None	139	183,050	406,701	589,751	362,313		07/24/87	300
Winston Salem	NC	126,423	235,323	None	None	126,423	235,323	361,746	38,043		12/22/05	300
Winston-Salem	NC	353,239	656,427	None	None	353,239	656,427	1,009,666	219,897		08/31/01	300
Devils Lake	ND	150,390	279,798	None	None	150,390	279,798	430,188	45,234		12/22/05	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Fargo	ND	217,057	403,609	None	None	217,057	403,609	620,666	65,250		12/22/05	300
Jamestown	ND	136,523	254,045	None	None	136,523	254,045	390,568	41,071		12/22/05	300
Minot	ND	153,870	286,260	None	None	153,870	286,260	440,130	46,279		12/22/05	300
Bellevue	NE	-	1,004,384	None	None	-	1,004,384	1,004,384	166,950	09/20/05	02/24/05	300
Omaha	NE	592,716	1,009,253	None	None	592,716	1,009,253	1,601,969	179,308	05/05/05	12/21/04	300
Omaha	NE	444,460	825,938	None	None	444,460	825,938	1,270,398	130,774		01/11/06	300
Omaha	NE	350,000	650,877	None	None	350,000	650,877	1,000,877	61,831		08/28/07	300
Papillion	NE	654,788	908,685	None	None	654,788	908,685	1,563,473	165,782	03/09/05	01/12/05	300
Concord	NH	577,667	1,075,628	None	None	577,667	1,075,628	1,653,295	102,167		08/30/07	300
Concord	NH	849,884	1,581,175	None	None	849,884	1,581,175	2,431,059	150,194		08/30/07	300
Dover	NH	687,917	1,280,378	None	None	687,917	1,280,378	1,968,295	121,619		08/30/07	300
Keene	NH	253,769	310,470	None	None	253,769	310,470	564,239	99,866		12/19/01	300
Laconia	NH	330,520	467,594	None	None	330,520	467,594	798,114	150,408		12/19/01	300
Manchester	NH	266,337	486,676	None	None	266,337	486,676	753,013	156,546		12/19/01	300
North Conway	NH	473,031	607,020	None	None	473,031	607,020	1,080,051	195,256		12/19/01	300
Portsmouth	NH	391,650	730,167	None	None	391,650	730,167	1,121,817	69,349		08/30/07	300
Rochester	NH	262,059	695,771	None	None	262,059	695,771	957,830	223,805		12/19/01	300
Bloomfield	NJ	556,520	260,498	None	None	556,520	260,498	817,018	83,792		12/19/01	300
Clark	NJ	541,792	1,009,085	None	None	541,792	1,009,085	1,550,877	95,846		08/30/07	300
Hackettstown	NJ	307,186	525,142	None	None	307,186	525,142	832,328	168,919		12/19/01	300
Hazlet	NJ	614,417	1,143,885	None	None	614,417	1,143,885	1,758,302	108,652		08/30/07	300
Hillsdale	NJ	398,221	204,106	None	None	398,221	204,106	602,327	65,652		12/19/01	300
Middletown	NJ	-	640,403	None	None	-	640,403	640,403	98,552		08/30/07	300
Moorestown	NJ	294,708	550,139	None	None	294,708	550,139	844,847	52,246		08/30/07	300
Morris Plains	NJ	366,982	188,123	None	None	366,982	188,123	555,105	60,511		12/19/01	300
Mt. Holly	NJ	-	1,092,178	None	None	-	1,092,178	1,092,178	89,191		12/17/07	300
Passaic	NJ	328,284	612,517	None	None	328,284	612,517	940,801	58,172		08/30/07	300
Pompton Plains	NJ	455,700	849,125	None	None	455,700	849,125	1,304,825	80,650		08/30/07	300
Toms River	NJ	826,449	1,537,659	None	None	826,449	1,537,659	2,364,108	146,060		08/30/07	300
Albuquerque	NM	732,059	1,036,922	None	None	732,059	1,036,922	1,768,981	153,938	06/21/05	01/19/05	300
Albuquerque	NM	471,899	876,928	None	None	471,899	876,928	1,348,827	83,306		08/28/07	300
Albany	NY	457,538	852,510	None	None	457,538	852,510	1,310,048	80,971		08/30/07	300
Amherst	NY	412,349	767,082	None	None	412,349	767,082	1,179,431	72,871		08/28/07	300
Buffalo	NY	317,454	591,060	None	None	317,454	591,060	908,514	56,146		08/28/07	300
Carmel	NY	266,619	707,819	None	None	266,619	707,819	974,438	227,680		12/19/01	300
Clifton Park	NY	1,040,997	1,936,100	None	None	1,040,997	1,936,100	2,977,097	183,912		08/30/07	300
East Greenbush	NY	623,313	1,160,389	None	None	623,313	1,160,389	1,783,702	110,220		08/30/07	300
Elsmere	NY	316,382	590,387	None	None	316,382	590,387	906,769	56,069		08/30/07	300
Fulton	NY	294,009	653,006	3,800	2,220	294,009	659,026	953,035	574,645		12/24/87	300
Kingston	NY	430,667	802,583	None	None	430,667	802,583	1,233,250	76,228		08/30/07	300
Latham	NY	651,167	1,212,133	None	None	651,167	1,212,133	1,863,300	115,135		08/30/07	300
Middletown	NY	242,459	796,905	None	151	242,459	797,056	1,039,515	256,374		12/19/01	300
New Hartford	NY	226,041	422,563	None	None	226,041	422,563	648,604	40,126		08/30/07	300
Plattsburgh	NY	977,012	1,817,269	None	None	977,012	1,817,269	2,794,281	172,623		08/30/07	300
Watertown	NY	139,199	645,355	4,846	180	139,199	650,381	789,580	610,948		08/18/86	300
Akron	OH	723,347	17	10,940	44,667	723,347	55,624	778,971	15,810		12/22/94	300
Akron	OH	318,182	593,654	None	None	318,182	593,654	911,836	56,380		08/30/07	300
Akron	OH	318,182	593,654	None	None	318,182	593,654	911,836	56,380		08/30/07	300
Beavercreek	OH	229,445	428,857	None	None	229,445	428,857	658,302	40,724		08/30/07	300
Cincinnati	OH	299,187	556,978	None	None	299,187	556,978	856,165	52,890		08/28/07	300
Defiance	OH	71,273	135,109	None	358	71,273	135,467	206,740	12,858		08/30/07	300
Elyria	OH	79,545	150,491	None	None	79,545	150,491	230,036	14,279		08/30/07	300
Marion	OH	739,651	1,375,358	None	None	739,651	1,375,358	2,115,009	171,918		11/01/06	300
Maumee	OH	296,970	555,134	None	None	296,970	555,134	852,104	52,718		08/30/07	300
Mentor	OH	394,450	734,205	None	None	394,450	734,205	1,128,655	69,736		08/28/07	300
Mount Vernon	OH	147,212	276,407	None	None	147,212	276,407	423,619	26,240		08/30/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Mt. Vernon	OH	726,626	1,351,151	None	284	726,626	1,351,435	2,078,061	168,987		11/01/06	300
North Canton	OH	487,879	908,806	None	None	487,879	908,806	1,396,685	86,319		08/30/07	300
Parma	OH	473,710	881,038	None	None	473,710	881,038	1,354,748	83,697		08/28/07	300
Parma Heights	OH	275,758	514,866	None	None	275,758	514,866	790,624	48,895		08/30/07	300
Sandusky	OH	824,270	1,532,494	None	None	824,270	1,532,494	2,356,764	191,560		11/01/06	300
Sandusky	OH	128,158	240,761	None	None	128,158	240,761	368,919	22,855		08/30/07	300
Stow	OH	317,546	712,455	None	None	317,546	712,455	1,030,001	622,238		12/31/87	300
Toledo	OH	633,461	1,177,718	None	None	633,461	1,177,718	1,811,179	111,881		08/28/07	300
Troy	OH	255,353	476,973	None	None	255,353	476,973	732,326	45,295		08/30/07	300
Vandalia	OH	145,833	273,579	None	None	145,833	273,579	419,412	25,973		08/30/07	300
Westlake	OH	169,697	317,897	None	None	169,697	317,897	487,594	30,183		08/30/07	300
Wooster	OH	763,642	1,419,901	None	284	763,642	1,420,185	2,183,827	177,581		11/01/06	300
Bixby	OK	145,791	271,272	None	None	145,791	271,272	417,063	43,856		12/22/05	300
Broken Arrow	OK	245,000	369,002	None	None	245,000	369,002	614,002	177,734		12/12/97	300
Checotah	OK	153,232	285,092	None	None	153,232	285,092	438,324	46,090		12/22/05	300
Idabel	OK	214,244	398,545	None	None	214,244	398,545	612,789	133,504		08/31/01	300
Norman	OK	734,335	335,097	None	78,328	734,335	413,425	1,147,760	70,722	09/29/95	06/05/95	300
Oklahoma City	OK	759,826	-	None	8	759,826	8	759,834	7		07/06/95	300
Oklahoma City	OK	1,165,405	2,165,989	None	173	1,165,405	2,166,162	3,331,567	270,791		11/01/06	300
Owasso	OK	327,043	607,645	None	None	327,043	607,645	934,688	203,557		08/31/01	300
Tahlequah	OK	224,982	418,341	None	None	224,982	418,341	643,323	67,632		12/22/05	300
Tulsa	OK	295,993	549,981	None	None	295,993	549,981	845,974	184,240		08/31/01	300
Tulsa	OK	490,000	910,004	None	173	490,000	910,177	1,400,177	144,127		01/24/06	300
Tulsa	OK	360,500	669,605	None	173	360,500	669,778	1,030,278	97,136		05/10/06	300
Tulsa	OK	1,021,904	1,899,486	None	173	1,021,904	1,899,659	2,921,563	237,478		11/01/06	300
Hermiston	OR	85,560	396,675	18,088	421	85,560	415,184	500,744	401,745		12/18/84	300
Lake Oswego	OR	175,899	815,508	None	None	175,899	815,508	991,407	815,508		05/16/84	300
Salem	OR	198,540	495,748	None	None	198,540	495,748	694,288	359,054		05/23/89	300
Abington	PA	778,103	1,445,849	None	None	778,103	1,445,849	2,223,952	137,354		08/28/07	300
Feasterville	PA	236,303	441,673	None	None	236,303	441,673	677,976	41,942		08/30/07	300
Gap	PA	-	1,012,812	1,000	None	-	1,013,812	1,013,812	96,428		08/30/07	300
Gettysburg	PA	289,040	809,676	None	None	289,040	809,676	1,098,716	260,444		12/19/01	300
Greensburg	PA	315,000	586,368	None	None	315,000	586,368	901,368	55,701		08/28/07	300
Harrisburg	PA	577,667	1,075,635	None	None	577,667	1,075,635	1,653,302	102,168		08/30/07	300
Horsham	PA	554,361	1,032,352	None	None	554,361	1,032,352	1,586,713	98,056		08/30/07	300
Indiana	PA	828,653	1,540,630	None	439	828,653	1,541,069	2,369,722	192,680		11/01/06	300
Lancaster	PA	170,304	413,960	None	None	170,304	413,960	584,264	133,155		12/19/01	300
Lancaster	PA	276,251	460,784	None	None	276,251	460,784	737,035	148,217		12/19/01	300
Lebanon	PA	-	1,292,172	None	None	-	1,292,172	1,292,172	142,696		08/30/07	300
Philadelphia	PA	423,333	787,125	None	None	423,333	787,125	1,210,458	74,775		08/28/07	300
Philadelphia	PA	503,556	937,999	None	None	503,556	937,999	1,441,555	89,093		08/30/07	300
Cranston	RI	-	790,899	None	None	-	790,899	790,899	117,303		08/30/07	300
North Providence	RI	-	790,921	None	None	-	790,921	790,921	108,291		08/30/07	300
Pawtucket	RI	-	457,462	None	None	-	457,462	457,462	56,623		08/30/07	300
Aiken	SC	240,937	447,656	None	None	240,937	447,656	688,593	58,941		09/14/06	300
Gaffney	SC	727,738	1,353,238	19,998	29,532	727,738	1,402,768	2,130,506	176,565		11/01/06	300
Lancaster	SC	778,616	1,448,099	None	None	778,616	1,448,099	2,226,715	181,011		11/01/06	300
Rock Hill	SC	826,216	1,536,499	None	223	826,216	1,536,722	2,362,938	192,139		11/01/06	300
Chamberlain	SD	139,587	259,627	None	None	139,587	259,627	399,214	41,972		12/22/05	300
Madison	SD	112,143	208,660	None	None	112,143	208,660	320,803	33,733		12/22/05	300
Rapid City	SD	197,967	368,047	None	None	197,967	368,047	566,014	59,500		12/22/05	300
Sioux Falls	SD	340,718	633,332	None	None	340,718	633,332	974,050	74,944		01/19/07	300
Spearfish	SD	142,114	264,320	None	None	142,114	264,320	406,434	42,731		12/22/05	300
Watertown	SD	197,559	367,289	None	None	197,559	367,289	564,848	59,378		12/22/05	300
Winner	SD	115,591	215,063	None	None	115,591	215,063	330,654	34,768		12/22/05	300
Antioch	TN	244,470	453,991	None	None	244,470	453,991	698,461	58,272		10/02/06	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Bartlett	TN	152,469	283,343	None	None	152,469	283,343	435,812	37,307		09/14/06	300
Brownsville	TN	289,379	538,081	None	None	289,379	538,081	827,460	180,248		08/31/01	300
Chattanooga	TN	827,594	1,538,633	None	None	827,594	1,538,633	2,366,227	192,328		11/01/06	300
Chattanooga	TN	933,003	1,734,392	None	538	933,003	1,734,930	2,667,933	216,954		11/01/06	300
Collierville	TN	433,503	805,339	None	None	433,503	805,339	1,238,842	68,454		11/16/07	300
Columbia	TN	410,242	761,854	None	None	410,242	761,854	1,172,096	97,781		10/02/06	300
Dyersburg	TN	695,135	1,292,644	7,850	25,735	695,135	1,326,229	2,021,364	167,391		11/01/06	300
Germantown	TN	356,774	662,837	None	None	356,774	662,837	1,019,611	56,341		11/16/07	300
Greeneville	TN	936,669	1,741,253	None	None	936,669	1,741,253	2,677,922	217,655		11/01/06	300
Henderson	TN	155,954	289,815	None	None	155,954	289,815	445,769	38,159		09/14/06	300
Hermitage	TN	341,251	633,742	None	None	341,251	633,742	974,993	81,340		10/02/06	300
Jackson	TN	126,158	234,594	None	None	126,158	234,594	360,752	37,926		12/22/05	300
Jackson	TN	312,734	581,049	None	None	312,734	581,049	893,783	49,389		11/16/07	300
Johnson City	TN	881,225	1,638,285	None	None	881,225	1,638,285	2,519,510	204,784		11/01/06	300
Kingsport	TN	786,332	1,462,055	29,450	26,441	786,332	1,517,946	2,304,278	189,681		11/01/06	300
Manchester	TN	411,504	764,208	None	None	411,504	764,208	1,175,712	98,083		10/02/06	300
Martin	TN	173,616	322,616	None	None	173,616	322,616	496,232	42,478		09/14/06	300
Mcminnville	TN	703,355	1,307,903	3,300	576	703,355	1,311,779	2,015,134	164,876		11/01/06	300
Mcminnville	TN	442,735	635,260	None	None	442,735	635,260	1,077,995	77,271		12/21/06	300
Memphis	TN	405,274	1,060,680	None	5,568	405,274	1,066,248	1,471,522	618,995	06/30/95	03/17/95	300
Memphis	TN	148,386	275,760	None	None	148,386	275,760	424,146	36,308		09/14/06	300
Memphis	TN	254,423	472,680	None	None	254,423	472,680	727,103	60,661		10/12/06	300
Memphis	TN	871,951	1,621,017	None	538	871,951	1,621,555	2,493,506	202,782		11/01/06	300
Memphis	TN	309,358	574,779	None	None	309,358	574,779	884,137	48,856		11/16/07	300
Memphis	TN	374,048	694,918	None	None	374,048	694,918	1,068,966	59,068		11/16/07	300
Milan	TN	138,159	256,766	None	None	138,159	256,766	394,925	33,808		09/14/06	300
Millington	TN	285,613	530,630	None	None	285,613	530,630	816,243	177,758		08/31/01	300
Morristown	TN	182,935	340,274	None	None	182,935	340,274	523,209	55,011		12/22/05	300
Murfreesboro	TN	376,568	699,322	None	None	376,568	699,322	1,075,890	89,756		10/02/06	300
Murfreesboro	TN	383,266	712,027	None	None	383,266	712,027	1,095,293	86,630		12/21/06	300
Nashville	TN	147,915	274,675	None	None	147,915	274,675	422,590	35,260		10/02/06	300
Nashville	TN	432,494	803,192	None	None	432,494	803,192	1,235,686	103,086		10/02/06	300
Nashville	TN	350,983	651,806	None	None	350,983	651,806	1,002,789	83,658		10/02/06	300
Newport	TN	640,841	1,191,858	None	538	640,841	1,192,396	1,833,237	149,137		11/01/06	300
Ripley	TN	231,552	430,232	None	None	231,552	430,232	661,784	144,125		08/31/01	300
Sevierville	TN	423,790	787,301	None	None	423,790	787,301	1,211,091	103,661		09/28/06	300
Shelbyville	TN	245,370	455,662	None	None	245,370	455,662	701,032	58,486		10/02/06	300
Trenton	TN	174,379	324,032	None	None	174,379	324,032	498,411	42,664		09/14/06	300
Allen	TX	165,000	306,771	None	None	165,000	306,771	471,771	128,333	07/09/99	05/28/99	300
Amarillo	TX	763,283	1,995,460	None	None	763,283	1,995,460	2,758,743	88,069	09/12/08	03/03/08	300
Arlington	TX	560,000	1,040,667	None	None	560,000	1,040,667	1,600,667	98,862		08/28/07	300
Arlington	TX	536,130	996,532	None	None	536,130	996,532	1,532,662	94,668		08/28/07	300
Arlington	TX	269,284	500,766	None	None	269,284	500,766	770,050	47,571		08/28/07	300
Austin	TX	699,395	1,167,223	None	33,728	699,395	1,200,951	1,900,346	177,361	02/15/06	09/15/05	300
Austin	TX	976,803	1,361,281	36,880	41,456	976,803	1,439,617	2,416,420	176,880	10/23/06	06/19/06	300
Austin	TX	1,049,946	1,952,028	None	None	1,049,946	1,952,028	3,001,974	244,002		11/01/06	300
Bedford	TX	919,303	98,231	None	95	919,303	98,326	1,017,629	98,269		12/27/94	300
Cedar Park	TX	634,489	1,472,504	None	28,618	634,489	1,501,122	2,135,611	205,375	06/19/06	01/13/06	300
Coppell	TX	212,875	396,007	None	None	212,875	396,007	608,882	37,619		08/28/07	300
Crockett	TX	90,780	420,880	19,412	8,495	90,780	448,787	539,567	415,593		12/17/85	300
Dallas	TX	242,025	479,170	None	None	242,025	479,170	721,195	351,747		06/25/91	300
Dallas	TX	742,507	-	None	26,577	742,507	26,577	769,084	638		04/13/95	300
Dallas	TX	386,451	718,361	None	None	386,451	718,361	1,104,812	68,243		08/28/07	300
El Campo	TX	98,060	454,631	None	None	98,060	454,631	552,691	442,143		11/25/85	300
Ennis	TX	173,250	384,793	None	148	173,250	384,941	558,191	336,237		12/28/87	300
Fort Worth	TX	223,195	492,067	None	None	223,195	492,067	715,262	372,036		06/26/91	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Fort Worth	TX	423,281	382,059	None	None	423,281	382,059	805,340	227,325		02/10/95	300
Georgetown	TX	870,981	1,177,824	12,750	137	870,981	1,190,711	2,061,692	166,984	06/02/06	01/13/06	300
Grand Prairie	TX	280,000	520,197	None	None	280,000	520,197	800,197	49,419		08/28/07	300
Greenville	TX	909,311	1,690,848	5,400	697	909,311	1,696,945	2,606,256	213,541		11/01/06	300
Harker Heights	TX	943,812	1,897,644	None	None	943,812	1,897,644	2,841,456	90,126	08/28/08	03/20/08	300
Hillsboro	TX	75,992	352,316	78,212	14,563	75,992	445,091	521,083	361,559		08/01/84	300
Houston	TX	194,994	386,056	None	None	194,994	386,056	581,050	283,394		06/25/91	300
Houston	TX	184,175	364,636	None	None	184,175	364,636	548,811	267,671		06/25/91	300
Houston	TX	1,096,376	2,300,690	235,500	102,730	1,096,376	2,638,920	3,735,296	1,219,331		09/05/97	300
Houston	TX	989,152	1,838,713	None	133	989,152	1,838,846	2,827,998	229,871		11/01/06	300
Houston	TX	962,500	1,788,491	None	None	962,500	1,788,491	2,750,991	169,904		08/28/07	300
Houston	TX	441,943	821,760	None	None	441,943	821,760	1,263,703	78,065		08/28/07	300
Houston	TX	335,664	624,233	None	None	335,664	624,233	959,897	59,300		08/28/07	300
Hurst	TX	215,623	401,245	None	None	215,623	401,245	616,868	38,116		08/28/07	300
Irving	TX	1,500,411	2,156	None	None	1,500,411	2,156	1,502,567	593		02/05/03	300
Irving	TX	291,971	543,094	None	None	291,971	543,094	835,065	51,592		08/28/07	300
Killeen	TX	262,500	583,014	None	14,398	262,500	597,412	859,912	534,327		05/29/87	300
Killeen	TX	1,327,348	2,467,204	None	None	1,327,348	2,467,204	3,794,552	308,399		11/01/06	300
Lewisville	TX	448,000	832,667	None	None	448,000	832,667	1,280,667	79,102		08/28/07	300
Live Oak	TX	727,956	1,214,835	181,920	33,148	727,956	1,429,903	2,157,859	205,137	09/27/05	06/01/05	300
Longview	TX	1,231,857	2,289,864	None	None	1,231,857	2,289,864	3,521,721	286,232		11/01/06	300
Lufkin	TX	105,904	490,998	None	5	105,904	491,003	596,907	479,004		10/08/85	300
Lufkin	TX	128,842	239,585	None	None	128,842	239,585	368,427	38,733		12/22/05	300
Lumberton	TX	111,146	206,720	None	None	111,146	206,720	317,866	33,420		12/22/05	300
Mesquite	TX	134,940	625,612	None	106	134,940	625,718	760,658	601,347		03/20/86	300
Mesquite	TX	729,596	120,820	None	None	729,596	120,820	850,416	120,820		12/23/94	300
Mesquite	TX	984,909	1,831,268	None	None	984,909	1,831,268	2,816,177	228,907		11/01/06	300
Mexia	TX	93,620	434,046	None	30	93,620	434,076	527,696	420,914		12/18/85	300
New Braunfels	TX	185,500	411,997	None	304	185,500	412,301	597,801	373,103		03/26/87	300
New Braunfels	TX	860,262	1,169,016	250,000	56,722	860,262	1,475,738	2,336,000	187,780	02/14/06	10/12/05	300
Palestine	TX	825,066	1,534,394	None	None	825,066	1,534,394	2,359,460	191,798		11/01/06	300
Plano	TX	2,420,222	769	None	None	2,420,222	769	2,420,991	231	03/12/03	06/27/02	300
Plano	TX	840,000	1,560,819	None	None	840,000	1,560,819	2,400,819	148,276		08/28/07	300
Plano	TX	581,637	1,081,045	None	None	581,637	1,081,045	1,662,682	102,697		08/28/07	300
Porter	TX	227,067	333,031	None	None	227,067	333,031	560,098	198,154		02/09/95	300
San Antonio	TX	835,431	1,185,257	None	49,931	835,431	1,235,188	2,070,619	193,571	12/02/05	06/24/05	300
San Antonio	TX	690,443	1,109,136	None	40,933	690,443	1,150,069	1,840,512	183,029	10/24/05	06/27/05	300
San Antonio	TX	835,586	1,227,220	None	45,378	835,586	1,272,598	2,108,184	163,251	09/14/06	05/09/06	300
Santa Fe	TX	304,414	623,331	None	None	304,414	623,331	927,745	293,946		03/23/98	300
Sealy	TX	197,871	391,753	None	None	197,871	391,753	589,624	287,576		06/25/91	300
Spring	TX	378,654	704,206	None	None	378,654	704,206	1,082,860	66,897		08/28/07	300
Stafford	TX	214,024	423,733	None	None	214,024	423,733	637,757	311,052		06/26/91	300
Temple	TX	302,505	291,414	None	None	302,505	291,414	593,919	173,391		02/09/95	300
Temple	TX	797,574	1,193,813	None	385	797,574	1,194,198	1,991,772	159,337	09/14/06	04/07/06	300
Texarkana	TX	311,263	578,266	None	None	311,263	578,266	889,529	193,716		08/31/01	300
Vidor	TX	146,291	271,990	None	None	146,291	271,990	418,281	43,972		12/22/05	300
Waxahachie	TX	326,935	726,137	None	16,869	326,935	743,006	1,069,941	648,287		12/29/87	300
Waxahachie	TX	1,035,794	1,925,746	None	None	1,035,794	1,925,746	2,961,540	240,717		11/01/06	300
Sandy	UT	635,945	884,792	None	220	635,945	885,012	1,520,957	497,042		12/22/95	300
Bluefield	VA	845,277	1,571,754	None	None	845,277	1,571,754	2,417,031	196,468		11/01/06	300
Chester	VA	541,628	1,008,771	None	None	541,628	1,008,771	1,550,399	95,816		08/30/07	300
Colonial Heights	VA	350,000	425,146	None	21	350,000	425,167	775,167	119,756		12/26/02	300
Danville	VA	751,055	1,396,772	None	585	751,055	1,397,357	2,148,412	174,757		11/01/06	300
Hampton	VA	805,000	1,495,800	None	None	805,000	1,495,800	2,300,800	142,099		08/28/07	300
Martinsville	VA	833,114	1,549,167	None	None	833,114	1,549,167	2,382,281	193,645		11/01/06	300
Midlothian	VA	421,479	785,639	None	None	421,479	785,639	1,207,118	74,618		08/30/07	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Richmond	VA	326,265	608,812	None	None	326,265	608,812	935,077	57,820		08/30/07	300
Richmond	VA	385,000	717,891	None	None	385,000	717,891	1,102,891	68,182		08/30/07	300
Staunton	VA	867,684	1,613,368	17,107	39,799	867,684	1,670,274	2,537,958	209,734		11/01/06	300
Suffolk	VA	816,986	1,519,214	None	None	816,986	1,519,214	2,336,200	189,901		11/01/06	300
Williamsburg	VA	651,167	1,212,201	None	None	651,167	1,212,201	1,863,368	115,142		08/30/07	300
Woodbridge	VA	962,500	1,788,300	None	None	962,500	1,788,300	2,750,800	169,887		08/28/07	300
Bennington	VT	118,823	673,551	None	None	118,823	673,551	792,374	216,657		12/19/01	300
Brattleboro	VT	-	738,115	None	None	-	738,115	738,115	104,054		08/30/07	300
Rutland	VT	812,197	1,511,184	None	None	812,197	1,511,184	2,323,381	143,545		08/30/07	300
Williston	VT	-	1,197,659	None	None	-	1,197,659	1,197,659	141,578		08/30/07	300
Spokane	WA	479,531	646,719	None	None	479,531	646,719	1,126,250	304,983		03/27/98	300
Tacoma	WA	198,857	921,947	51,224	653	198,857	973,824	1,172,681	930,907		05/29/84	300
Grafton	WI	149,778	332,664	None	172	149,778	332,836	482,614	292,961		10/29/87	300
Green Bay	WI	308,131	572,756	None	None	308,131	572,756	880,887	90,686		01/11/06	300
Sturgeon Bay	WI	214,865	477,221	34,385	None	214,865	511,606	726,471	423,724		12/01/87	300
Parkersburg	WV	722,732	1,343,920	None	284	722,732	1,344,204	2,066,936	168,083		11/01/06	300
Laramie	WY	210,000	466,417	None	None	210,000	466,417	676,417	364,603		03/12/90	300

Sporting Goods
Anchorage	AK	1,486,000	5,045,244	None	None	1,486,000	5,045,244	6,531,244	1,656,513		10/17/01	300
Mesa	AZ	984,890	1,536,269	None	None	984,890	1,536,269	2,521,159	176,653		02/12/07	300
Fresno	CA	1,650,000	3,321,244	None	None	1,650,000	3,321,244	4,971,244	1,090,467		10/17/01	300
Daytona Beach	FL	608,790	2,557,564	None	None	608,790	2,557,564	3,166,354	623,846	09/10/03	04/18/03	300
Fort Meyers	FL	1,695,000	2,025,554	None	None	1,695,000	2,025,554	3,720,554	665,053		10/17/01	300
Gainesville	FL	1,296,000	2,234,554	None	None	1,296,000	2,234,554	3,530,554	733,675		10/17/01	300
Melbourne	FL	994,000	4,076,554	None	None	994,000	4,076,554	5,070,554	1,338,465		10/17/01	300
Orlando	FL	1,197,000	2,573,554	None	None	1,197,000	2,573,554	3,770,554	844,980		10/17/01	300
Pooler	GA	1,339,957	1,831,350	None	None	1,339,957	1,831,350	3,171,307	271,314		03/01/06	300
Geneva	IL	2,082,000	1,838,888	None	None	2,082,000	1,838,888	3,920,888	603,762		10/17/01	300
Bowie	MD	2,084,000	3,046,888	None	None	2,084,000	3,046,888	5,130,888	1,000,389		10/17/01	300
Glendale	NY	5,559,686	4,447,566	None	None	5,559,686	4,447,566	10,007,252	896,926		12/29/04	300
Mechanicsburg	PA	2,101,415	3,902,912	None	None	2,101,415	3,902,912	6,004,327	1,268,445		11/08/01	300
Columbia	SC	1,145,120	2,770,957	None	432	1,145,120	2,771,389	3,916,509	243,528		03/03/05	300
Spartanburg	SC	1,234,815	3,111,921	-428,405	None	806,410	3,111,921	3,918,331	595,220		03/03/05	300
El Paso	TX	700,000	2,501,244	None	None	700,000	2,501,244	3,201,244	821,233		10/17/01	300
Fredericksburg	VA	1,941,000	2,979,888	None	None	1,941,000	2,979,888	4,920,888	978,391		10/17/01	300

Theaters
Fairbanks	AK	2,586,879	9,575	None	None	2,586,879	9,575	2,596,454	3,463		09/27/00	300
Huntsville	AL	2,810,868	14,308	None	None	2,810,868	14,308	2,825,176	5,175		09/27/00	300
Naples	FL	2,618,441	8,979,199	None	None	2,618,441	8,979,199	11,597,640	3,337,249		09/27/00	300
Chamblee	GA	4,329,404	14,942	None	None	4,329,404	14,942	4,344,346	5,215		09/27/00	300
Council Bluffs	IA	4,924,553	11,652,293	None	None	4,924,553	11,652,293	16,576,846	879,351		01/31/08	300
Dubuque	IA	3,185,053	5,915,983	None	None	3,185,053	5,915,983	9,101,036	463,419		01/31/08	300
Edwardsville	IL	4,270,500	9,070,885	None	None	4,270,500	9,070,885	13,341,385	1,557,159		09/28/05	300
Lake in the Hills	IL	3,297,566	9,364,286	None	None	3,297,566	9,364,286	12,661,852	1,607,526		09/28/05	300
Marion	IL	832,500	3,499,885	None	None	832,500	3,499,885	4,332,385	600,804		09/28/05	300
Mattoon	IL	543,183	5,110,193	None	None	543,183	5,110,193	5,653,376	877,240		09/28/05	300
Pekin	IL	1,575,231	9,183,100	None	None	1,575,231	9,183,100	10,758,331	1,576,422		09/28/05	300
Rockford	IL	4,270,500	16,675,954	-1,779	None	4,268,721	16,675,954	20,944,675	2,862,696		09/28/05	300
Springfield	IL	3,151,838	10,404,452	None	None	3,151,838	10,404,452	13,556,290	1,786,088		09/28/05	300
Bloomington	IN	2,498,642	7,934,745	None	None	2,498,642	7,934,745	10,433,387	1,362,122		09/28/05	300
Columbus	IN	1,999,812	7,234,361	None	None	1,999,812	7,234,361	9,234,173	1,241,889		09/28/05	300
Indianapolis	IN	2,700,395	17,672,980	None	None	2,700,395	17,672,980	20,373,375	2,832,065		09/28/05	300
Terre Haute	IN	1,249,321	9,835,885	None	None	1,249,321	9,835,885	11,085,206	1,688,484		09/28/05	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Coon Rapids	MN	2,460,040	14,964,514	None	None	2,460,040	14,964,514	17,424,554	2,568,899		09/28/05	300
Inver Grove	MN	2,863,272	15,274,237	None	None	2,863,272	15,274,237	18,137,509	2,622,068		09/28/05	300
Poplar Bluff	MO	1,106,618	4,872,502	None	None	1,106,618	4,872,502	5,979,120	836,436		09/28/05	300
Rockaway	NJ	8,634,576	14,679,823	None	None	8,634,576	14,679,823	23,314,399	1,790,069	12/06/06	04/13/05	300
Binghamton	NY	2,700,000	5,570,505	9,196	None	2,700,000	5,579,701	8,279,701	956,748		09/29/05	300
Akron	OH	1,511,018	1,386	None	None	1,511,018	1,386	1,512,404	501		09/27/00	300
Columbus	OH	2,103,351	5,161,550	None	None	2,103,351	5,161,550	7,264,901	1,471,029		11/01/02	300
Hillsboro	OR	4,915,032	16,377	None	None	4,915,032	16,377	4,931,409	5,923		09/27/00	300
Portland	OR	2,793,001	9,942	None	None	2,793,001	9,942	2,802,943	3,596		09/27/00	300
Fort Worth	TX	2,280,000	2,802,189	None	None	2,280,000	2,802,189	5,082,189	387,636		07/26/06	300
Laredo	TX	2,161,477	5,561,558	None	None	2,161,477	5,561,558	7,723,035	696,751	10/11/06	08/09/05	300
Longview	TX	2,887,500	5,363,826	None	None	2,887,500	5,363,826	8,251,326	867,152		12/21/05	300
Waco	TX	1,013,706	5,880,539	None	None	1,013,706	5,880,539	6,894,245	754,669		10/06/06	300
Glen Allen	VA	1,314,065	9,748,457	None	None	1,314,065	9,748,457	11,062,522	3,623,140		09/27/00	300
Sterling	VA	4,546,305	33,325	None	None	4,546,305	33,325	4,579,630	11,492		09/27/00	300
Marysville	WA	1,988,142	-	None	None	1,988,142	-	1,988,142	-		07/27/00	300
Fitchburg	WI	5,540,553	10,290,483	None	None	5,540,553	10,290,483	15,831,036	806,088		01/31/08	300

Travel Plazas
Baltimore	MD	1,740,080	4,580,068	None	None	1,740,080	4,580,068	6,320,148	1,176,278	12/24/03	04/01/03	300

Video Rental
Birmingham	AL	392,795	865,115	None	357	392,795	865,472	1,258,267	425,444		09/30/97	300
Southington	CT	399,562	1,009,125	None	None	399,562	1,009,125	1,408,687	445,701		12/29/98	300
Port St. Lucie	FL	612,695	702,209	4,825	345	612,695	707,379	1,320,074	308,872	12/09/98	09/08/98	300
Brunswick	GA	290,369	788,880	None	345	290,369	789,225	1,079,594	380,121		12/31/97	300
Plainfield	IN	453,645	908,485	None	173	453,645	908,658	1,362,303	434,517		01/30/98	300
Topeka	KS	285,802	966,286	None	146	285,802	966,432	1,252,234	465,492		12/19/97	300
Wichita	KS	289,714	797,856	None	146	289,714	798,002	1,087,716	355,127		11/23/98	300
Winchester	KY	355,474	929,177	None	173	355,474	929,350	1,284,824	429,040		06/30/98	300
Centerville	OH	601,408	758,192	None	173	601,408	758,365	1,359,773	350,102		06/30/98	300
Dayton	OH	401,723	698,872	None	173	401,723	699,045	1,100,768	322,717		06/29/98	300
Forest Park	OH	328,187	921,232	None	173	328,187	921,405	1,249,592	446,853		11/14/97	300
Franklin	OH	337,572	777,943	None	173	337,572	778,116	1,115,688	374,706		12/30/97	300
Springboro	OH	261,916	897,489	None	173	261,916	897,662	1,159,578	405,447		09/21/98	300
Bartlett	TN	420,000	674,437	None	345	420,000	674,782	1,094,782	285,063	05/12/99	02/23/99	300
Clarksville	TN	499,885	840,869	None	201	499,885	841,070	1,340,955	377,088		10/02/98	300
Hendersonville	TN	333,677	938,592	None	201	333,677	938,793	1,272,470	452,177		12/10/97	300
Jackson	TN	381,076	857,261	27,890	201	381,076	885,352	1,266,428	427,651		09/26/97	300
Memphis	TN	381,265	900,580	7,860	518	381,265	908,958	1,290,223	427,914		03/31/98	300
Murfreesboro	TN	406,056	886,293	None	201	406,056	886,494	1,292,550	435,795		09/26/97	300
Murfreesboro	TN	385,437	782,396	None	201	385,437	782,597	1,168,034	337,796		03/11/99	300
Smyrna	TN	302,372	836,214	None	201	302,372	836,415	1,138,787	411,181		09/02/97	300
Beaumont	TX	326,041	834,895	None	57	326,041	834,952	1,160,993	409,597		09/05/97	300
Hurst	TX	373,084	871,163	16,135	333	373,084	887,631	1,260,715	402,421		07/29/98	300
Lubbock	TX	266,805	857,492	None	None	266,805	857,492	1,124,297	424,392		08/29/97	300
Woodway	TX	372,487	835,198	None	None	372,487	835,198	1,207,685	402,287		12/16/97	300
Hampton	VA	373,499	836,071	None	None	373,499	836,071	1,209,570	402,705		12/19/97	300
Virginia Beach	VA	551,588	797,260	None	None	551,588	797,260	1,348,848	378,601		02/23/98	300

				Cost Capitalized								Life on
				Subsequent		Gross Amount at Which Carried						which
		Initial Cost to Company		to Acquisition		at Close of Period (Notes 2, 3, 5, 6 and 7)						depreciation
			Buildings,				Buildings,					in latest
			Improvements				Improvements					Income
			and				and		Accumulated			Statement is
Description			Acquisition		Carrying		Acquisition		Depreciation	Date of	Date	Computed
(Note 1)		Land	Fees	Improvements	Costs	Land	Fees	Total	(Note 4)	Construction	Acquired	(in Months)

Other
El Centro	CA	520,000	2,185,899	None	None	520,000	2,185,899	2,705,899	25,502	01/20/09	09/17/09	300
Lakewood	NY	144,859	526,301	None	171	144,859	526,472	671,331	276,317		11/26/96	300
Lubbock	TX	49,000	108,831	10,282	2,181	49,000	121,294	170,294	96,913		10/29/87	300
San Diego	CA	3,745,000	8,885,351	113,731	35,308	3,745,000	9,034,390	12,779,390	7,065,643	03/08/86	03/25/86	300
San Diego	CA	2,485,160	8,697,822	854,875	109,794	2,485,160	9,662,491	12,147,651	13,517,126	01/23/89	09/19/86	300
San Diego	CA	5,797,411	15,473,497	208,470	75,947	5,797,411	15,757,914	21,555,325	10,373,675	01/20/89	08/05/87	300
Humble	TX	106,000	545,518	43,180	2,201	106,000	590,899	696,899	562,354		03/25/86	300
Venice	FL	259,686	362,562	4,535	None	259,686	367,097	626,783	192,814		11/26/96	300
Jackson	MS	405,360	656,296	-124,313	21,768	405,360	553,751	959,111	354,255		11/26/96	300
Meridian	MS	181,156	515,598	75,460	None	181,156	591,058	772,214	290,471		11/26/96	300
N. Richland Hills	TX	238,000	528,608	4,810	6,933	238,000	540,351	778,351	410,961		09/26/88	300
Crest Net Lease		2,556,276	1,186,974	15,350	None	2,556,276	1,202,324	3,758,600	-
Misc Investments		-	398,245	None	28,079	-	426,324	426,324	409,238

		1,177,324,627	2,263,983,137	4,972,842	3,496,212	1,174,323,681	2,275,453,137	3,449,776,818	632,894,759

Note 1.	Two thousand three hundred twenty-eight of the properties are single-tenant retail outlets.

One property in Sheboygan, WI, one property in Lenexa, KS, one property in Humble, TX, one property in Escondido, CA, one property in Houston, TX, one property in Cedar Park, TX, one property in Cutler Ridge, FL, one property in Wilbraham, MA and three other properties in San Diego, CA are multi-tenant, distribution and office properties.

	All properties were acquired on an all cash basis except one; no encumbrances were outstanding for the periods presented.

Note 2.	The aggregate cost for federal income tax purposes is $3,297,276,963.

Note 3.	The following is a reconciliation of total real estate carrying value for the years ended December 31:	2009	2008	2007

	Balance at Beginning of Period	3,416,323,971	3,294,949,787	2,882,410,454

	Additions During Period:
	Acquisitions	57,937,191	189,627,022	533,726,159
	Less amounts allocated to intangible assets that are included in Other Assets on our Consolidated Balance Sheets	(860,287)	(397,402)	(996,575)
	Equipment	25,500	89,250	100,500
	Improvements, Etc.	1,853,609	1,408,690	1,157,862
	Other (Leasing Costs)	1,185,163	1,290,807	613,593

	Total Additions	60,141,176	192,018,367	534,601,539

	Deductions During Period:
	Cost of Real Estate Sold	25,420,455	67,079,032	121,734,428
	Less amounts allocated to intangible assets that are included in Other Assets on our Consolidated Balance Sheets	0	0	0
	Cost of Equipment Sold	2,750	0	0
	Releasing costs	801,363	191,151	55,856
	Other (including Provisions for Impairment)	463,761	3,374,000	271,922

	Total Deductions	26,688,329	70,644,183	122,062,206

	Balance at Close of Period	3,449,776,818	3,416,323,971	3,294,949,787

Note 4.	The following is a reconciliation of accumulated depreciation for the years ended:

	Balance at Beginning of Period	554,171,306	470,695,343	397,329,170

	Additions During Period - Provision for Depreciation	90,524,336	90,424,612	76,089,713

	Deductions During Period:
	Accumulated depreciation of real estate and equipment sold	11,800,883	6,948,649	2,723,540

	Balance at Close of Period	632,894,759	554,171,306	470,695,343

Note 5.	In 2009, provisions for impairment were recorded on one Realty Income property and five Crest properties.
	In 2008, no provisions for impairment were recorded on Realty Income properties. Provisons for impairment were recorded on three Crest properties.
	In 2007, provisions for impairment were recorded on two Realty Income properties and one Crest property.

Note 6.
In accordance with FASB 143 and FASB interpretation No. 47, we recorded in aggregate negative $62,571 in 2009, $335,283 in 2008 and $238,680 in 2007 to two buildings for the fair value of legal obligations to peform asset-retirement activities that are conditional on future events. These two properties are reported in the drug store industry and are located in Girard, PA and Slippery Rock, PA.

	See report of independent registered public accounting firm.