Form 10-Q
period 2010-03-31
REALTY INCOME CORP
filed 2010-04-29
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010, or

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

There were 104,476,811 shares of common stock outstanding as of April 26, 2010.

REALTY INCOME CORPORATION

Form 10-Q
March 31, 2010

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

March 31, 2010 and December 31, 2009
(dollars in thousands, except per share data)

	2010	2009
ASSETS	(unaudited)
Real estate, at cost:
Land	$1,176,915	$1,169,295
Buildings and improvements	2,286,259	2,270,161
Total real estate, at cost	3,463,174	3,439,456
Less accumulated depreciation and amortization	(651,841)	(630,840)
Net real estate held for investment	2,811,333	2,808,616
Real estate held for sale, net	10,156	8,266
Net real estate	2,821,489	2,816,882
Cash and cash equivalents	849	10,026
Accounts receivable, net	9,517	10,396
Goodwill	17,206	17,206
Other assets, net	56,642	60,277
Total assets	$2,905,703	$2,914,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Distributions payable	$16,983	$16,926
Accounts payable and accrued expenses	19,400	38,445
Other liabilities	11,981	16,807
Line of credit payable	39,900	4,600
Notes payable	1,350,000	1,350,000
Total liabilities	1,438,264	1,426,778

Commitments and contingencies

Stockholders’ equity:
Preferred stock and paid in capital, par value $1.00 per share,
20,000,000 shares authorized, 13,900,000 shares issued
and outstanding	337,790	337,790
Common stock and paid in capital, par value $1.00 per share,
200,000,000 shares authorized, 104,400,957 and 104,286,705
shares issued and outstanding as of March 31, 2010 and
December 31, 2009, respectively	1,629,346	1,629,237
Distributions in excess of net income	(499,697)	(479,018)
Total stockholders’ equity	1,467,439	1,488,009
Total liabilities and stockholders’ equity	$2,905,703	$2,914,787

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31, 2010 and 2009
(dollars in thousands, except per share data)
(unaudited)

	2010	2009

REVENUE
Rental	$83,159	$81,778
Other	106	754
Total revenue	83,265	82,532

EXPENSES
Depreciation and amortization	23,255	22,763
Interest	21,395	21,410
General and administrative	6,711	5,950
Property	2,176	2,140
Income taxes	277	303
Total expenses	53,814	52,566
Income from continuing operations	29,451	29,966
Income from discontinued operations:
Real estate acquired for resale by Crest	206	(125)
Real estate held for investment	548	243
Total income from discontinued operations	754	118
Net income	30,205	30,084
Preferred stock cash dividends	(6,063)	(6,063)
Net income available to common stockholders	$24,142	$24,021

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$0.23	$0.23
Diluted	$0.23	$0.23
Net income:
Basic	$0.23	$0.23
Diluted	$0.23	$0.23
Weighted average common shares outstanding:
Basic	103,606,241	103,439,114
Diluted	103,686,440	103,445,044

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2010 and 2009
(dollars in thousands)(unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,205	$30,084
Adjustments to net income:
Depreciation and amortization	23,255	22,763
(Income) loss from discontinued operations:
Real estate acquired for resale	(206)	125
Real estate held for investment	(548)	(243)
Amortization of share-based compensation	1,761	1,397
Cash provided by (used in) discontinued operations:
Real estate acquired for resale	206	186
Real estate held for investment	(85)	274
Collection of notes receivable by Crest	34	32
Change in assets and liabilities:
Accounts receivable and other assets	5,661	3,997
Accounts payable, accrued expenses and other liabilities	(23,756)	(22,997)
Net cash provided by operating activities	36,527	35,618

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investment properties, discontinued operations	797	1,093
Restricted escrow deposit for Section 1031 tax-deferred exchange	(609)	--
Acquisition of and improvements to investment properties	(28,713)	(2,439)
Net cash used in investing activities	(28,525)	(1,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(44,764)	(44,362)
Cash dividends to preferred stockholders	(6,063)	(6,063)
Borrowings from line of credit	58,400	--
Payments under line of credit	(23,100)	--
Principal payment on notes payable	--	(20,000)
Other items	(1,652)	(224)
Net cash used in financing activities	(17,179)	(70,649)
Net decrease in cash and cash equivalents	(9,177)	(36,377)
Cash and cash equivalents, beginning of period	10,026	46,815
Cash and cash equivalents, end of period	$849	$10,438

For supplemental disclosures, see note 11.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

1.	Management Statement

The consolidated financial statements of Realty Income Corporation (“Realty Income”, the “Company”, “we”, “our” or "us") were prepared from our books and records without audit and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim period presented. Certain of the 2009 balances have been reclassified to conform to the 2010 presentation. Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 2009, which are included in our 2009 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.

At March 31, 2010, we owned 2,344 properties, located in 49 states, containing over 19.2 million leasable square feet, along with three properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. (“Crest”). Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).

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

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectibility of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts at March 31, 2010 was $1.3 million and at December 31, 2009 was $865,000.

	March 31,	December 31,
D. Other assets consist of the following (dollars in thousands) at:	2010	2009
Notes receivable issued in conjunction with Crest property sales	$22,180	$22,214
Deferred bond financing costs, net	11,525	11,899
Value of in-place and above-market leases, net	10,626	10,928
Prepaid expenses	8,053	7,738
Credit facility organization costs, net	1,205	1,470
Corporate assets, net of accumulated depreciation and amortization	986	1,058
Restricted escrow deposits for Section 1031 tax-deferred exchanges	609	4,479
Other items	1,458	491
	$56,642	$60,277

E. Distributions payable consist of the following declared	March 31,	December 31,
distributions (dollars in thousands) at:	2010	2009
Common stock distributions	$14,962	$14,905
Preferred stock dividends	2,021	2,021
	$16,983	$16,926

F. Accounts payable and accrued expenses consist of the	March 31,	December 31,
following (dollars in thousands) at:	2010	2009
Bond interest payable	$9,499	$25,972
Other items	9,901	12,473
	$19,400	$38,445

	March 31,	December 31,
G. Other liabilities consist of the following (dollars in thousands) at:	2010	2009
Rent received in advance	$5,589	$10,341
Security deposits	4,317	4,334
Value of in-place below-market leases, net	2,075	2,132
	$11,981	$16,807

3.       Properties Acquired

We acquire land, buildings and improvements that are used primarily by retail operators.

A.  During the first three months of 2010, Realty Income invested $27.7 million in eight new properties with an initial weighted average contractual lease rate of 9.0%. These eight properties are located in six states, contain over 104,000 leasable square feet, and are 100% leased with an average lease term of 18.2 years. The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties. In connection with these acquisitions, transaction costs of $48,000 were recorded to "general and administrative" expense on our consolidated statement of income for the three months ended March 31, 2010.

In comparison, during the first three months of 2009, Realty Income invested $1.3 million in previously acquired properties with an initial weighted average contractual lease rate of 8.7%.

B.  During the first three months of 2010 and 2009, Crest did not invest in any new properties.

C.  Crest’s property inventory at March 31, 2010 and at December 31, 2009 consisted of three properties valued at $3.8 million. These amounts are included on our consolidated balance sheets in “real estate held for sale, net.”

 4.       Credit Facility

We have a $355 million revolving, unsecured credit facility that expires in May 2011, unless extended by two, one-year extension options. Under our credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 100 basis points with a facility commitment fee of 27.5 basis points, for all-in drawn pricing of 127.5 basis points over LIBOR. The borrowing rate is not subject to a LIBOR floor. We also have other interest rate options available to us. Our credit facility is unsecured and, accordingly, we have not pledged any assets as collateral for this obligation.

In May 2008, as a result of entering into our current credit facility, we incurred $3.2 million of credit facility origination costs that were capitalized and are being amortized over three years. The costs that were capitalized are included in "other assets" on our consolidated balance sheets, with balances of $1.2 million at March 31, 2010 and $1.5 million at December 31, 2009.

The average borrowing rate on our credit facility during the first three months of 2010 was 1.2%.  We did not utilize our credit facility during the first three months of 2009. Our effective borrowing rate at March 31, 2010 was 1.2% and at March 31, 2009 was 1.5%. Our credit facility is subject to various leverage and interest coverage ratio limitations. We are in compliance with these covenants.

5.     Notes Payable

A.     General

Our senior unsecured note obligations consist of the following at March 31, 2010 and December 31, 2009, sorted by maturity date (dollars in millions):

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
$1,350.0
B.      Note Redemption

On their maturity date in January 2009, we redeemed, using cash on hand, all of our outstanding 8.00% notes issued in January 1999 at a redemption price equal to 100% of the principal amount of $20 million, plus accrued and unpaid interest.

6.       Fair Value of Financial Assets and Liabilities

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The disclosure for assets and liabilities measured at fair value requires allocation to a three-level valuation hierarchy. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Categorization within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

We believe that the carrying values reflected in our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for our notes receivable issued in connection with property sales and our notes payable, which are disclosed below (dollars in millions):

	Carrying value per	Estimated
At March 31, 2010	balance sheet	fair value
Notes receivable issued in connection with Crest property sales	$22.2	$20.5
Notes payable	$1,350.0	$1,336.2

	Carrying value per	Estimated
At December 31, 2009	balance sheet	fair value
Notes receivable issued in connection with Crest property sales	$22.2	$20.0
Notes payable	$1,350.0	$1,276.4

The estimated fair value of our notes receivable issued in connection with property sales has been calculated by discounting the future cash flows using an interest rate based upon the current 5-year, 7-year, or 10-year Treasury Yield Curve, plus an applicable credit-adjusted spread. The notes receivable were issued in connection with the sale of three Crest properties. Payments to us on these notes receivable are current and no allowance for doubtful accounts has been recorded for them.

The estimated fair value of our notes payable is based upon indicative market prices and recent trading activity of our notes payable.

7.       Gain on Sales of Investment Properties by Realty Income

During the first three months of 2010, we sold three investment properties for $1.8 million, which resulted in a gain of $703,000. In comparison, during the first three months of 2009, we sold one investment property for $1.1 million, which resulted in a gain of $198,000. The results of operations for these properties have been reclassified to discontinued operations.

During the first three months of 2010 and 2009, Crest did not sell any properties.

8.	Discontinued Operations

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, a provision for impairment is recorded if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key factors that we use in this analysis include; projected rental rates, capital expenditures and property sales capitalization rates. Additionally, a property classified as held for sale is carried at the lower of carrying cost or estimated fair value, less the estimated cost to sell.

For the first three months of 2010, a provision for impairment of $34,000 was recorded by Realty Income on one property, which is held for sale.  This provision for impairment is included in "income from discontinued operations, real estate held for investment" on our consolidated income statement for the three months ended March 31, 2010.  For the first three months of 2009, no provisions for impairment were recorded by Realty Income.

For the first three months of 2010, no provisions for impairment were recorded by Crest. For the first three months of 2009, provisions for impairment of $311,000 were recorded by Crest on three properties held for sale at March 31, 2009 and two properties which were sold in the fourth quarter of 2009. The above provisions for impairment are included in "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statement of income for the three months ended March 31, 2009.

Realty Income’s operations from seven investment properties classified as held for sale at March 31, 2010, plus properties sold in 2010 and 2009, are reported as discontinued operations. Their respective results of operations have been reclassified to “income from discontinued operations, real estate held for investment” on our consolidated statements of income. We do not depreciate properties that are classified as held for sale.

Crest acquires properties with the intention of reselling them rather than holding them for investment and operating the properties. Consequently, we typically classify properties acquired by Crest as held for sale at the date of acquisition and do not depreciate them. As a result, the operations of Crest’s properties are classified as “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

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

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income (dollars in thousands):

	Three months ended March 31,
Crest's income from discontinued operations, real estate acquired for resale	2010	2009
Rental revenue	$22	$66
Interest and other revenue	350	351
Interest expense	(128)	(173)
General and administrative expense	(97)	(86)
Property expenses	(30)	(34)
Provisions for impairment	--	(311)
Income taxes	89	62
Income (loss) from discontinued operations, real estate acquired for resale by Crest	$206	$(125)

The following is a summary of Realty Income’s “income from discontinued operations, from real estate held for investment” on our consolidated statements of income (dollars in thousands):
	Three months ended March 31,
Realty Income's income from discontinued operations, real estate held for investment	2010	2009
Gain on sales of investment properties	$703	$198
Rental revenue	110	421
Other revenue	10	12
Depreciation and amortization	(36)	(229)
Property expenses	(205)	(159)
Provision for impairment	(34)	--
Income from discontinued operations, real estate held for investment	$548	$243

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):
	Three months ended March 31,
Total discontinued operations	2010	2009
Real estate acquired for resale by Crest	$206	$(125)
Real estate held for investment	548	243
Income from discontinued operations	$754	$118
Per common share, basic and diluted	$0.01	$0.00

9.   Distributions Paid and Payable

A.  Common Stock

We pay monthly distributions to our common stockholders. The following is a summary of the monthly distributions paid per common share for the first three months of 2010 and 2009:

Month	2010	2009
January	$0.14300	$0.14175
February	0.14300	0.14175
March	0.14300	0.14175
Total	$0.42900	$0.42525

At March 31, 2010, a distribution of $0.1433125 per common share was payable and was paid in April 2010.

B.  Preferred Stock

In 2004, we issued 5.1 million shares of 7.375% Monthly Income Class D cumulative redeemable preferred stock. In May 2009, the Class D preferred shares became redeemable, at our option, for $25 per share. During each of the first three months of 2010 and 2009, we paid three monthly dividends to holders of our Class D preferred stock totaling $0.4609377 per share, or $2.4 million, and at March 31, 2010, a monthly dividend of $0.1536459 per share was payable and was paid in April 2010.

In 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E cumulative redeemable preferred stock. Beginning December 7, 2011, the Class E preferred shares become redeemable, at our option, for $25 per share. During each of the first three months of 2010 and 2009, we paid three monthly dividends to holders of our Class E preferred stock totaling $0.421875 per share, or $3.7 million, and at March 31, 2010, a monthly dividend of $0.140625 per share was payable and was paid in April 2010.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended March 31,
	2010	2009
Weighted average shares used for the basic net income per share computation	103,606,241	103,439,114
Incremental shares from share-based compensation	80,199	5,930
Adjusted weighted average shares used for diluted net income per share computation	103,686,440	103,445,044
Unvested shares from share-based compensation that were anti-dilutive	520	823,488

No stock options were anti-dilutive for the three months ended March 31, 2010 and 2009.

11.	Supplemental Disclosures of Cash Flow Information

Interest paid in the first three months of 2010 was $37.1 million and in the first three months of 2009 was $37.9 million.

Interest capitalized to properties under development in the first three months of 2010 was $2,000 and there was none in the first three months of 2009.

Income taxes paid by Realty Income and Crest in the first three months of 2010 was $865,000 and in the first three months of 2009 was $701,000.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  Share-based compensation expense for the first three months of 2010 was $1.8 million and for the first three months of 2009 was $1.4 million.

B.  See note 8 for a discussion of impairments recorded by Realty Income and Crest in the first three months of 2010 and 2009.

C.  In the first three months of 2010, we recorded a $1.0 million receivable for the sale of an investment property as a result of an eminent domain action. This receivable is included in "other assets" on our consolidated balance sheet at March 31, 2010.

D.  In the first three months of 2009, we recorded $389,000 for an insurance settlement, which was received in October 2009.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants as of March 31, 2010 (dollars in thousands):

	March 31,	December 31,
Assets, as of:	2010	2009
Segment net real estate:
Automotive service	$109,178	$105,085
Automotive tire services	199,687	201,233
Child care	76,700	77,769
Convenience stores	473,146	477,555
Drug stores	139,869	141,057
Health and fitness	218,851	197,820
Restaurants	724,432	729,489
Theaters	288,058	290,386
23 other non-reportable segments	591,568	596,488
Total segment net real estate	2,821,489	2,816,882
Other intangible assets – Automotive tire services	632	647
Other intangible assets – Drug stores	5,901	6,066
Other intangible assets – Grocery stores	848	860
Other intangible assets – Health and fitness	829	845
Other intangible assets – Theaters	1,808	1,885
Other intangible assets – Other	608	625
Goodwill – Automotive service	1,338	1,338
Goodwill – Child care	5,353	5,353
Goodwill – Convenience stores	2,074	2,074
Goodwill – Home furnishings	1,557	1,557
Goodwill – Restaurants	3,779	3,779
Goodwill – non-reportable segments	3,105	3,105
Other corporate assets	56,382	69,771
Total assets	$2,905,703	$2,914,787

Revenue for the three months ended March 31:	2010	2009
Segment rental revenue(1):
Automotive service	$3,911	$4,207
Automotive tire services	5,458	5,808
Child care	5,649	5,844
Convenience stores	14,207	13,568
Drug stores	3,432	3,431
Health and fitness	5,656	4,701
Restaurants	18,233	17,610
Theaters	7,563	7,498
23 non-reportable segments	19,050	19,111
Total rental revenue	83,159	81,778
Other revenue	106	754
Total revenue	$83,265	$82,532

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

The amount of share-based compensation costs recognized in "general and administrative expense" on our consolidated statements of income during the first three months of 2010 was $1.8 million and during the first three months of 2009 was $1.4 million.

The following table summarizes our common stock grant activity under our Stock Plan. Our common stock grants vest over periods ranging from immediately to 10 years.

	For the three months ended March 31, 2010		For the year ended December 31, 2009
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)
Outstanding nonvested shares, beginning of year	853,234	$19.14	994,453	$19.70
Shares granted	178,200	26.54	142,860	22.86
Shares vested	(176,097)	23.03	(214,521)	23.14
Shares forfeited	(369)	25.38	(69,558)	25.95
Outstanding nonvested shares, end of each period	854,968	$22.56	853,234	$19.14

(1) Grant date fair value.

During the first three months of 2010, we issued 178,200 shares of common stock under our Stock Plan. These shares vest over the following service periods: 20,000 vested immediately, 5,000 vest over a service period of two years, 50,000 vest over a service period of four years and 103,200 vest over a service period of five years.

As of March 31, 2010, the remaining unamortized share-based compensation expense totaled $19.3 million, which is being amortized on a straight-line basis over the service period of each applicable award.

Due to a historically low turnover rate, we do not estimate a forfeiture rate for our nonvested shares. Accordingly, unexpected forfeitures will lower share-based compensation expense during the applicable period. Under the terms of our Stock Plan, we pay non-refundable dividends to the holders of our nonvested shares. Applicable accounting guidance requires that the dividends paid to holders of these nonvested shares be charged as compensation expense to the extent that they relate to nonvested shares that do not or are not expected to vest. However, since we do not estimate forfeitures given our historical trends, we did not record any amount to compensation expense related to dividends paid in 2010 or 2009.

As of March 31, 2010, there were 5,846 vested stock options outstanding and exercisable with a weighted average exercise price of $14.70. There were no stock options exercised and no stock option forfeitures in the first three months of 2010. No stock options were granted after January 1, 2002. Stock options were granted with an exercise price equal to the underlying stock’s fair market value at the date of grant. Stock options expire ten years from the date they were granted and vested over service periods of one, three, four or five years.

14.	Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At March 31, 2010, we have contingent payments of $1.5 million for tenant improvements and leasing costs. In addition, we have committed $5.2 million under construction contracts, which is expected to be paid in the next twelve months.

15.	Subsequent Events

We have determined that no subsequent events require disclosure, except as follows:

In April 2010, we declared the following dividends, which will be paid in May 2010:

●	$0.1433125 per share to our common stockholders;
●	$0.1536459 per share to our Class D preferred stockholders; and
●	$0.140625 per share to our Class E preferred stockholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including the documents incorporated by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. When used in this quarterly report, the words “estimated”, “anticipated”, “expect”, “believe”, “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of strategy, plans or intentions of management. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

●	Our anticipated growth strategies;
●	Our intention to acquire additional properties and the timing of these acquisitions;
●	Our intention to sell properties and the timing of these property sales;
●	Our intention to re-lease vacant properties;
●	Anticipated trends in our business, including trends in the market for long-term net-leases of freestanding, single-tenant properties;
●	Future expenditures for development projects; and
●	Profitability of our subsidiary, Crest Net Lease, Inc. (“Crest”).

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

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

THE COMPANY

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT. Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO, per share. Our monthly distributions are supported by the cash flow from our portfolio of properties leased to regional and national retail chains. We have in-house acquisition, leasing, legal, credit research, real estate research, portfolio management and capital markets expertise. Over the past 41 years, Realty Income and its predecessors have been acquiring and owning freestanding retail properties that generate rental revenue under long-term lease agreements (primarily 15 to 20 years).

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. Our portfolio management generally includes seeking:

●	Contractual rent increases on existing leases;
●	Rent increases at the termination of existing leases, when market conditions permit; and
●	The active management of our property portfolio, including re-leasing vacant properties and selectively selling properties, thereby mitigating our exposure to certain tenants and markets.

In acquiring additional properties, our strategy is to primarily acquire properties that are:

●	Freestanding, single-tenant locations;
●	Leased to regional and national chains; and
●	Leased under long-term, net-lease agreements.

At March 31, 2010, we owned a diversified portfolio:

●	Of 2,344 retail properties;
●	With an occupancy rate of 96.7%, or 2,267 properties occupied and only 77 properties available for lease;
●	Leased to 118 different retail chains doing business in 30 separate retail industries;
●	Located in 49 states;
●	With over 19.2 million square feet of leasable space; and
●	With an average leasable retail space per property of approximately 8,200 square feet.

Of the 2,344 properties in the portfolio, 2,333, or 99.5%, are single-tenant, retail properties and the remaining 11 are multi-tenant, distribution and office properties. At March 31, 2010, of the 2,333 single-tenant properties, 2,257 were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.0 years.

In addition, at March 31, 2010, our wholly-owned taxable REIT subsidiary, Crest, had an inventory of three properties valued at $3.8 million, which are classified as held for sale. Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition to the three properties, Crest also holds notes receivable of $22.2 million at March 31, 2010.

We typically acquire properties under long-term leases with chain store operators. These transactions generally provide capital to owners of real estate and chains for expansion or other corporate purposes. Our acquisition and investment activities are concentrated in well-defined target markets and generally focus on chains providing goods and services that satisfy basic consumer needs.

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

Investment Philosophy
We believe that owning an actively managed, diversified portfolio of commercial properties under long-term, net leases produces consistent and predictable income. Net leases typically require the tenant to be responsible for monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, tenants are typically responsible for future rent increases based on increases in the consumer price index (typically subject to ceilings), fixed increases or additional rent calculated as a percentage of the tenants’ gross sales above a specified level. We believe that a portfolio of properties under long-term leases, coupled with the tenant’s responsibility for property expenses, generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

Credit Strategy
We primarily provide sale-leaseback financing to less than investment grade tenants. We typically acquire and lease back properties to regional and national chains and believe that within this market we can achieve an attractive risk-adjusted return. Since 1970, our overall weighted average occupancy rate at the end of each year has been 98.3%, and our occupancy rate at the end of each year has never been below 96%.

Acquisition Strategy
We seek to invest in industries in which several, well-organized, regional and national chains are capturing market share through service, quality control, economies of scale, advertising and the selection of prime locations. We execute our acquisition strategy by acting as a source of capital to regional and national chain store owners and operators, doing business in a variety of industries, by acquiring and leasing back their store locations. We undertake thorough research and analysis to identify what we consider to be appropriate industries, tenants and property locations for investment. Our research expertise is fundamental to uncovering net-lease opportunities in markets where our real estate financing program adds value. In selecting real estate for potential investment, we generally seek to acquire properties that have the following characteristics:

●	Freestanding, commercially-zoned property with a single tenant;
●	Properties that are important locations for regional and national chains;
●	Properties that we deem to be profitable for the tenants;
●	Properties that are located within attractive demographic areas relative to the business of our tenants, with high visibility and easy access to major thoroughfares; and
●	Properties that can be purchased with the simultaneous execution or assumption of long-term, net-lease agreements, offering both current income and the potential for rent increases.

Portfolio Management Strategy
The active management of the property portfolio is an essential component of our long-term strategy. We continually monitor our portfolio for any changes that could affect the performance of the industries, tenants and locations in which we have invested. We also regularly analyze our portfolio with a view toward optimizing its returns and enhancing our credit quality.

Our executives regularly review and analyze:

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

At March 31, 2010, we classified real estate with a carrying amount of $10.2 million as held for sale on our balance sheet, which includes three properties owned by Crest, valued at $3.8 million. Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months or be able to invest the proceeds from the sales of any properties in new properties.

Impact of Real Estate and Credit Markets
In the commercial real estate market, property prices generally continue to fluctuate. Likewise, the U.S. credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which sometimes impact our access to and cost of capital. We continue to monitor the commercial real estate and U.S. credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly. See our discussion of "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009.

RECENT DEVELOPMENTS

Increases in Monthly Distributions to Common Stockholders
We have continued our 41-year policy of paying distributions monthly.  Monthly distributions per share were increased in April 2010 by $0.0003125 to $0.1433125. The increase in April 2010 was our 50th consecutive quarterly increase, which was the 57th increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In the first three months of 2010, we paid three monthly cash distributions per share in the amount of $0.143, totaling $0.429. In March 2010 and April 2010, we declared distributions of $0.1433125 per share, which were paid in April 2010 and will be paid in May 2010, respectively.

The monthly distribution of $0.1433125 per share represents a current annualized distribution of $1.71975 per share, and an annualized distribution yield of approximately 5.1% based on the last reported sale price of our common stock on the NYSE of $33.57 on April 26, 2010. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

Acquisitions during the First Three Months of 2010
During the first three months of 2010, Realty Income invested $27.7 million in eight new properties with an initial weighted average contractual lease rate of 9.0%. These eight properties are located in six states, contain over 104,000 leasable square feet, and are 100% leased with an average lease term of 18.2 years. There were no acquisitions by Crest in the first three months of 2010.

The initial weighted average contractual lease rate is computed as estimated contractual net operating income (in a net-leased property that is equal to the aggregate base rent or, in the case of properties under development, the estimated aggregate base rent under the lease) for the first year of each lease, divided by the estimated total cost of the properties. Since it is possible that a tenant could default on the payment of contractual rent, we cannot assure you that the actual return on the funds invested will remain at the percentages listed above.

We made fewer portfolio acquisitions in 2008 and 2009 than in previous years because we felt that preserving our capital resources and maintaining a high level of liquidity, until property prices adjusted and the general economy improved, was the prudent course of action. In late 2009, we felt that market conditions had become more attractive for acquisitions. We believe that our solid financial position, strong balance sheet and access to capital should allow us to expand our acquisition activities in 2010 and invest in new properties that will contribute to our earnings growth.

Investments in Existing Properties
In the first three months of 2010, we capitalized costs of $935,000 on existing properties in our portfolio, consisting of $292,000 for re-leasing costs and $643,000 for building improvements.

Net Income Available to Common Stockholders
Net income available to common stockholders was $24.1 million in the first three months of 2010 versus $24.0 million in the same period of 2009, an increase of $121,000. On a diluted per common share basis, net income was $0.23 in the first three months of 2010 and 2009.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain from the sale of properties during the first three months of 2010 was $703,000, as compared to $198,000 during the first three months of 2009.

Funds from Operations Available to Common Stockholders (FFO)
In the first three months of 2010 and 2009, our FFO was $46.7 million. On a diluted per common share basis, FFO was $0.45 in the first three months of 2010 and 2009.

See our discussion of FFO later in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which includes a reconciliation of net income available to common stockholders to FFO.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)
In the first three months of 2010, our AFFO was $47.6 million versus $47.7 million in the first three months of 2009.  On a diluted per common share basis, AFFO was $0.46 in the first three months of 2010 and 2009.

See our discussion of AFFO later in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a reconciliation of net income available to common stockholders to FFO and AFFO.

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

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At March 31, 2010, our total outstanding credit facility borrowings and outstanding notes were $1.39 billion, or approximately 28.1% of our total market capitalization of $4.94 billion.

We define our total market capitalization at March 31, 2010 as the sum of:

●	Shares of our common stock outstanding of 104,400,957 multiplied by the last reported sales price of our common stock on the NYSE of $30.69 per share on March 31, 2010, or $3.20 billion;
●	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
●	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million;
●	Outstanding notes of $1.35 billion; and
●	Outstanding borrowings of $39.9 million on our credit facility.

Mortgage Debt
We have no mortgage debt on any of our properties.

$355 Million Acquisition Credit Facility
We have a $355 million revolving, unsecured credit facility that expires in May 2011, unless extended by two, one-year extension options. Under our credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 100 basis points with a facility fee of 27.5 basis points, for all-in drawn pricing of 127.5 basis points over LIBOR. The borrowing rate is not subject to a LIBOR floor. We also have other interest rate options available to us. At March 31, 2010, we had a borrowing capacity of $315.1 million available on our credit facility and an outstanding balance of $39.9 million at an effective interest rate of 1.24%.

We expect to use the credit facility to acquire additional properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk. We have the right to request an increase in the borrowing capacity of the credit facility, up to $100 million, to a total borrowing capacity of $455 million. Any increase in the borrowing capacity is subject to approval by the lending banks participating in our credit facility.

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At March 31, 2010, we had cash and cash equivalents totaling $849,000.

We believe that our cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future.  We intend, however, to use additional sources of capital to fund property acquisitions and to repay future borrowings under our credit facility.

Universal Shelf Registration
In March 2009, we filed a shelf registration statement with the SEC, which is effective for a term of three years, to replace our prior shelf registration statement which was set to expire in April 2009. Our current shelf registration statement expires in March 2012. In accordance with the SEC rules, the amount of the securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include common stock, preferred stock, debt securities, or any combination of these securities. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

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

Notes Outstanding
Our senior unsecured note obligations consist of the following as of March 31, 2010, sorted by maturity date (dollars in millions):

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

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on U.S. generally accepted accounting principles, or GAAP, measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance. The actual amounts as of March 31, 2010 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60%	39.5%
Limitation on incurrence of secured debt	≤ 40%	0.0%
Debt service coverage (trailing 12 months)	≥ 1.5 x	3.6	x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	253%

The following table summarizes the maturity of each of our obligations as of March 31, 2010 (dollars in millions):

Table of Obligations				Ground	Ground
				Leases	Leases
				Paid by	Paid by
Year of	Credit			Realty	Our
Maturity	Facility	Notes	Interest (1)	Income(2)	Tenants(3)	Other (4)	Totals
2010	$--	$--	$62.2	$0.1	$2.8	$6.7	$71.8
2011	39.9	--	82.6	0.1	3.8	--	126.4
2012	--	--	82.4	0.1	3.7	--	86.2
2013	--	100.0	78.1	0.1	3.5	--	181.7
2014	--	--	77.0	0.1	3.3	--	80.4
Thereafter	--	1,250.0	350.9	0.8	37.7	--	1,639.4
Totals	$39.9	$1,350.0	$733.2	$1.3	$54.8	$6.7	$2,185.9

(1) Interest on the credit facility and notes has been calculated based on outstanding balances as of March 31, 2010 through their respective maturity dates.
(2) Realty Income currently pays the ground lessors directly for the rent under the ground leases. A majority of this rent is reimbursed to Realty Income as additional rent from our tenants.

(3) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(4) “Other” consists of $5.2 million of commitments under construction contracts and $1.5 million of contingent payments for tenant improvements and leasing costs.

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

In 2006, we issued 8.8 million shares of 6.75% Class E cumulative redeemable preferred stock. Beginning December 7, 2011, shares of Class E preferred stock become redeemable at our option for $25 per share, plus any accrued and unpaid dividends. Dividends on shares of Class E preferred stock are paid monthly in arrears.

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

We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders for the first three months of 2010 totaled $44.8 million, representing 95.9% of our funds from operations available to common stockholders of $46.7 million. In comparison, our 2009 cash distributions to common stockholders totaled $178.0 million, representing 93.5% of our funds from operations available to common stockholders of $190.4 million.

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

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation of buildings and improvements is computed using the straight–line method over an estimated useful life of 25 years. If we use a shorter or longer estimated useful life it could have a material impact on our results of operations. We believe that 25 years is an appropriate estimate of useful life. No depreciation has been recorded on Crest’s properties, which have been classified as held for sale since acquisition.

When acquiring a property for investment purposes, we allocate the fair value of real estate acquired with in-place operating leases to: (1) land, (2) building and improvements and (3) identified intangible assets and liabilities, based in each case on their fair values. Intangible assets and liabilities consist of above-market and below-market leases, the value of in-place leases and tenant relationships.

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

The following is a comparison of our results of operations for the three months ended March 31, 2010 to the three months ended March 31, 2009.

Rental Revenue
Rental revenue was $83.2 million for the first three months of 2010 versus $81.8 million for the first three months of 2009, an increase of $1.4 million, or 1.7%. The increase in rental revenue in the first three months of 2010 compared to the first three months of 2009 is primarily attributable to:

●	The eight retail properties acquired by Realty Income in 2010, which generated $22,000 of rent in the first three months of 2010;
●	The 16 retail properties acquired by Realty Income in 2009, which generated $1.4 million of rent in the first three months of 2010 compared to no rental revenue in the first three months of 2009;
●	Same store rents generated on 2,193 properties during the entire first three months of 2010 and 2009 increased by $616,000, or 0.8%, to $80.55 million from $79.94 million; net of
●
A net decrease of $643,000 relating to the aggregate of (i) development properties acquired before 2009 that started paying rent in 2009, (ii) properties that were vacant during part of 2010 or 2009, (iii) properties sold during 2010 and 2009 and (iv) lease termination settlements, which, in aggregate, totaled $954,000 in the first three months of 2010 compared to $1.6 million in the first three months of 2009; and

●	A decrease in straight-line rent and other non-cash adjustments to rent of $24,000 in the first three months of 2010 as compared to the first three months of 2009.

Overall, comparing the first three months of 2010 versus the first three months of 2009, revenue has been generally flat as we own 2,344 properties at March 31, 2010, compared to 2,347 properties at March 31, 2009.

Of the 2,344 properties in the portfolio at March 31, 2010, 2,333, or 99.5%, are single-tenant properties and the remaining 11 are multi-tenant, distribution and office properties. Of the 2,333 single-tenant properties, 2,257, or 96.7%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.0 years at March 31, 2010. Of our 2,257 leased single-tenant properties, 2,079, or 92.1%, were under leases that provide for increases in rents through:

●	Primarily base rent increases tied to a consumer price index (typically subject to ceilings);
●	Fixed increases;
●	Overage rent based on a percentage of the tenants’ gross sales; or
●	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $641,000 in the first three months of 2010 and $675,000 in the first three months of 2009. Percentage rent in the first three months of 2010 was less than 1% of rental revenue and we anticipate percentage rent to continue to be less than 1% of rental revenue for 2010.

Our portfolio of real estate, leased primarily to regional and national chains under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At March 31, 2010, our portfolio of 2,344 retail properties was 96.7% leased with 77 properties available for lease as compared to 75 at December 31, 2009 and 84 at March 31, 2009.

As of April 21, 2010, transactions to lease or sell 13 of the 77 properties available for lease at March 31, 2010 were underway or completed. We anticipate these transactions will be completed during the next several months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Depreciation and Amortization
Depreciation and amortization was $23.3 million for the first three months of 2010 as compared to $22.8 million for the first three months of 2009. The increase in depreciation and amortization in 2010 was primarily due to the acquisition of properties in 2010 and 2009, which was partially offset by property sales in those same years. As discussed in the section entitled “Funds from Operations Available to Common Stockholders,” depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO.

Interest Expense
Interest expense was $21.4 million for the first three months of 2010 and 2009.  Due to utilization of our credit line in the first three months of 2010, we had lower interest rates, which were offset by slightly higher average outstanding balances.

The following is a summary of the components of our interest expense (dollars in thousands):
	Three months ended March 31,
	2010	2009
Interest on our notes and credit facility	$20,618	$20,665
Interest included in discontinued operations from real estate acquired for resale by Crest	(128)	(173)
Credit facility commitment fees	248	248
Amortization of credit facility origination costs and deferred bond financing costs	659	670
Interest capitalized	(2)	--
Interest expense	$21,395	$21,410

	Three months ended March 31,
Credit facility and notes outstanding	2010	2009
Average outstanding balances (dollars in thousands)	$1,356,429	$1,353,111
Average interest rates	6.08%	6.11%

At March 31, 2010, the weighted average interest rate on our:

●	Notes payable of $1.35 billion was 6.10%;
●	Credit facility outstanding borrowings of $39.9 million was 1.24%; and
●	Combined outstanding notes and credit facility borrowings of $1.39 billion was 5.96%.

Interest Coverage Ratio
Our interest coverage ratio for the first three months of 2010 and 2009 was 3.5 times. Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded as discontinued operations. We consider the interest coverage ratio to be an appropriate supplemental measure of a company’s ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities on our consolidated statements of cash flow to our interest coverage amount (dollars in thousands):

	Three months ended March 31,
	2010	2009
Net cash provided by operating activities	$36,527	$35,618
Interest expense	21,395	21,410
Interest expense included in discontinued operations(1)	128	173
Income taxes	277	303
Income tax benefit included in discontinued operations(1)	(89)	(62)
Collection of notes receivable by Crest(1)	(34)	(32)
Crest provisions for impairment(1)	--	(311)
Amortization of share-based compensation	(1,761)	(1,397)
Changes in assets and liabilities:
Accounts receivable and other assets	(5,661)	(3,997)
Accounts payable, accrued expenses and other liabilities	23,756	22,997
Interest coverage amount	$74,538	$74,702
Divided by interest expense(2)	$21,523	$21,583
Interest coverage ratio	3.5	3.5
(1)   Crest activities.
(2)   Includes interest expense recorded to "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for the first three months of 2010 and 2009 was 2.7 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company’s ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):
	Three months ended March 31,
	2010	2009
Interest coverage amount	$74,538	$74,702
Divided by interest expense plus preferred stock dividends(1)	$27,586	$27,646
Fixed charge coverage ratio	2.7	2.7
(1)   Includes interest expense recorded to "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

General and Administrative Expenses
General and administrative expenses increased by $761,000 to $6.71 million in the first three months of 2010 as compared to $5.95 million in the first three months of 2009. In the first three months of 2010, general and administrative expenses as a percentage of total revenue were 8.1% as compared to 7.2% in the first three months of 2009. General and administrative expenses increased during the first three months of 2010 primarily due to increases in employee costs. In April 2010, we had 71 employees as compared to 70 employees in April 2009. For the first three months of 2010, general and administrative expenses include transaction costs of $48,000 related to the acquisition of eight new properties during 2010, as compared to no transaction costs for the first three months of 2009.

Property Expenses
Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections and title search fees. At March 31, 2010, 77 properties were available for lease, as compared to 75 at December 31, 2009 and 84 at March 31, 2009.

Property expenses were $2.2 million in the first three months of 2010 and $2.1 million in the first three months of 2009. The increase in property expenses in the first three months of 2010 is primarily attributable to an increase in maintenance and utilities associated with properties available for lease, partially offset by a decrease in property taxes.

Income Taxes
Income taxes were $277,000 in the first three months of 2010 as compared to $303,000 in the first three months of 2009. These amounts are for city and state income taxes paid by Realty Income.

In addition, Crest recorded state and federal income tax benefits of $89,000 in the first three months of 2010 as compared to tax benefits of $62,000 in the first three months of 2009. These amounts are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

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

The following is a summary of Crest’s “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income (dollars in thousands, except per share data):

	Three months ended March 31,
Crest's income from discontinued operations, real estate acquired for resale	2010	2009
Rental revenue	$22	$66
Interest and other revenue	350	351
Interest expense	(128)	(173)
General and administrative expense	(97)	(86)
Property expenses	(30)	(34)
Provisions for impairment	--	(311)
Income taxes	89	62
Income (loss) from discontinued operations, real estate acquired for resale by Crest	$206	$(125)
Per common share, basic and diluted	$0.00	$0.00

Realty Income’s operations from seven investment properties classified as held for sale at March 31, 2010, plus properties sold in 2010 and 2009, have been classified as discontinued operations. The following is a summary of Realty Income’s “income from discontinued operations, real estate held for investment” on our consolidated statements of income (dollars in thousands, except per share data):

	Three months ended March 31,
Realty Income's income from discontinued operations, real estate held for investment	2010	2009
Gain on sales of investment properties	$703	$198
Rental revenue	110	421
Other revenue	10	12
Depreciation and amortization	(36)	(229)
Property expenses	(205)	(159)
Provision for impairment	(34)	--
Income from discontinued operations, real estate held for investment	$548	$243
Per common share, basic and diluted	$0.01	$0.00

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):
	Three months ended March 31,
Total discontinued operations	2010	2009
Real estate acquired for resale by Crest	$206	$(125)
Real estate held for investment	548	243
Income from discontinued operations	$754	$118
Per common share, basic and diluted	$0.01	$0.00

The above per share amounts have each been calculated independently.

Crest’s Property Sales
During the first three months of 2010 and 2009, Crest did not sell any properties.

Gain on Sales of Investment Properties by Realty Income
During the first three months of 2010, we sold three investment properties for $1.8 million, which resulted in a gain of $703,000. In comparison, during the first three months of 2009, we sold one investment property for $1.1 million, which resulted in a gain of $198,000. The results of operations for these properties have been reclassified to discontinued operations.

Provisions for Impairment on Real Estate Acquired for Resale by Crest
No provisions for impairment were recorded by Crest in the first three months of 2010. For the three months ended March 31, 2009, provisions for impairment of $311,000 were recorded by Crest on three properties held for sale at March 31, 2009 and two properties sold in 2009. These provisions for impairment adjusted the carrying values to the estimated fair-market values of those properties, net of estimated selling costs, and are included in “income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statement of income for the three months ended March 31, 2009.

Provision for Impairment on Realty Income Investment Property
For the first three months of 2010, a provision for impairment of $34,000 was recorded by Realty Income on one property held for sale.  This provision for impairment is included in "income from discontinued operations, real estate held for investment" on our consolidated statement of income for the three months ended March 31, 2010.  No provisions for impairment were recorded by Realty Income in the first three months of 2009.

Preferred Stock Dividends
Preferred stock cash dividends totaled $6.1 million in the first three months of 2010 and 2009.

Net Income Available to Common Stockholders
Net income available to common stockholders was $24.1 million in the first three months of 2010, an increase of $121,000 as compared to $24.0 million in the first three months of 2009.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the first three months of 2010 and 2009 was $46.7 million. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):
	Three months ended March 31,
	2010	2009
Net income available to common stockholders	$24,142	$24,021
Depreciation and amortization:
Continuing operations	23,255	22,763
Discontinued operations	36	229
Depreciation of furniture, fixtures and equipment	(78)	(81)
Gain on sales of land and investment properties, discontinued operations	(703)	(198)
FFO available to common stockholders	$46,652	$46,734

FFO per common share:
Basic	$0.45	$0.45
Diluted	$0.45	$0.45

Distributions paid to common stockholders	$44,764	$44,362

FFO in excess of distributions paid to common stockholders	$1,888	$2,372

Weighted average number of common shares used for computation per share:
Basic	103,606,241	103,439,114
Diluted	103,686,440	103,445,044

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO for the first three months of 2010 was $47.6 million as compared to $47.7 million in the first three months of 2009. We consider AFFO to be an appropriate supplemental measure of our performance because it provides analysts and investors with an additional indicator of our ability to pay dividends. Most companies in our industry use a similar measurement, but they may use the term "CAD" (for Cash Available for Distribution) or "FAD" (for Funds Available for Distribution).  AFFO further adjusts FFO by adding back non-cash items that reduce net income in accordance with GAAP, and deducting such items as capitalized expenditures and straight-line rent revenue.

The following is a reconciliation of net income available to common stockholders to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2010	2009
Net income available to common stockholders	$24,142	$24,021
Cumulative adjustments to calculate FFO(1)	22,510	22,713
FFO available to common stockholders	46,652	46,734
Amortization of share-based compensation	1,761	1,397
Amortization of deferred note financing costs(2)	341	341
Provisions for impairment	34	311
Capitalized leasing costs and commissions	(292)	(406)
Capitalized building improvements	(643)	(441)
Straight-line rent revenue(3)	(238)	(261)
Total AFFO available to common stockholders	$47,615	$47,675

AFFO per common share:
Basic	$0.46	$0.46
Diluted	$0.46	$0.46

Distributions paid to common stockholders	$44,764	$44,362

AFFO in excess of distributions paid to common stockholders	$2,851	$3,313

Weighted average number of common shares used for computation per share:
Basic	103,606,241	103,439,114
Diluted	103,686,440	103,445,044

(1)	See reconciling items for FFO presented on previous page.
(2)
Amortization of deferred note financing costs includes the amortization of costs incurred and capitalized when our notes were issued in January 1999, March 2003, November 2003, March 2005, September 2005, September 2006 and September 2007. These costs are being amortized over the lives of these notes. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

(3)	A negative amount indicates that our straight-line rent revenue was greater than our actual cash rent collected.

Presentation of the information regarding FFO and AFFO is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and AFFO in the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance. FFO and AFFO should not be considered as an alternative to reviewing our cash flows from operating, investing and financing activities.  In addition, FFO and AFFO should not be considered as a measure of liquidity, of our ability to make cash distributions or of our ability to pay interest payments.

PROPERTY PORTFOLIO INFORMATION

At March 31, 2010, we owned a diversified portfolio:

●	Of 2,344 retail properties;
●	With an occupancy rate of 96.7%, or 2,267 properties occupied and only 77 properties available for lease;
●	Leased to 118 different retail chains doing business in 30 separate retail industries;
●	Located in 49 states;
●	With over 19.2 million square feet of leasable space; and
●	With an average leasable retail space per property of approximately 8,200 square feet.

In addition to our real estate portfolio, our subsidiary, Crest, had an inventory of three properties located in three states at March 31, 2010. These properties are valued at $3.8 million and are classified as held for sale.

At March 31, 2010, of our 2,344 retail properties, 2,257 were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance and maintenance. In addition, our tenants are typically responsible for future rent increases based on increases in the consumer price index (typically subject to ceilings), fixed increases or additional rent calculated as a percentage of the tenants’ gross sales above a specified level.

Our net-leased properties primarily are leased to regional and national chain store operators. Most buildings are single-story structures with adequate parking on site to accommodate peak traffic periods. The properties tend to be on major thoroughfares with relatively high traffic counts, adequate access and proximity to a sufficient population base to constitute a suitable market or trade area for the tenant’s business.

Industry Diversification
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:

	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
Industries	Ended March 31, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
Apparel stores	1.1%	1.1%	1.1%	1.2%	1.7%	1.6%	1.8%
Automotive collision services	1.1	1.1	1.0	1.1	1.3	1.3	1.0
Automotive parts	1.4	1.5	1.6	2.1	2.8	3.4	3.8
Automotive service	4.7	4.8	4.8	5.2	6.9	7.6	7.7
Automotive tire services	6.6	6.9	6.7	7.3	6.1	7.2	7.8
Book stores	0.2	0.2	0.2	0.2	0.2	0.3	0.3
Business services	*	*	*	0.1	0.1	0.1	0.1
Child care	6.8	7.3	7.6	8.4	10.3	12.7	14.4
Consumer electronics	0.6	0.7	0.8	0.9	1.1	1.3	2.1
Convenience stores	17.1	16.9	15.8	14.0	16.1	18.7	19.2
Crafts and novelties	0.3	0.3	0.3	0.3	0.4	0.4	0.5
Distribution and office	1.0	1.0	1.0	0.6	--	--	--
Drug stores	4.2	4.3	4.1	2.7	2.9	2.8	0.1
Entertainment	1.3	1.3	1.2	1.4	1.6	2.1	2.3
Equipment rental services	0.2	0.2	0.2	0.2	0.2	0.4	0.3
Financial services	0.2	0.2	0.2	0.2	0.1	0.1	0.1
General merchandise	0.8	0.8	0.8	0.7	0.6	0.5	0.4
Grocery stores	0.7	0.7	0.7	0.7	0.7	0.7	0.8
Health and fitness	6.8	5.9	5.6	5.1	4.3	3.7	4.0
Home furnishings	1.4	1.3	2.4	2.6	3.1	3.7	4.1
Home improvement	1.9	1.9	1.9	2.1	3.4	1.1	1.0
Motor vehicle dealerships	2.6	2.7	3.1	3.1	3.4	2.6	0.6
Office supplies	0.9	1.0	1.0	1.1	1.3	1.5	1.6
Pet supplies and services	0.9	0.9	0.8	0.9	1.1	1.3	1.4
Private education	0.8	0.9	0.8	0.8	0.8	0.8	1.1
Restaurants	21.9	21.3	21.8	21.2	11.9	9.4	9.7
Shoe stores	--	--	--	--	--	0.3	0.3
Sporting goods	2.5	2.6	2.3	2.6	2.9	3.4	3.4
Theaters	9.1	9.2	9.0	9.0	9.6	5.2	3.5
Travel plazas	0.2	0.2	0.2	0.2	0.3	0.3	0.4
Video rental	1.0	1.0	1.1	1.7	2.1	2.5	2.8
Other	1.7	1.8	1.9	2.3	2.7	3.0	3.4
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

* Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified to discontinued operations.

Service Category Diversification
The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at March 31, 2010, classified according to the business types and the level of services they provide (dollars in thousands):
		Rental Revenue for	Percentage of
	Number of	the Quarter Ended	Rental
Industry	Properties	March 31, 2010(1)	Revenue
Tenants Providing Services
Automotive collision services	13	$886	1.1%
Automotive service	241	3,911	4.7
Child care	251	5,649	6.8
Entertainment	8	1,064	1.3
Equipment rental services	2	150	0.2
Financial services	13	192	0.2
Health and fitness	34	5,666	6.8
Private education	11	712	0.8
Theaters	34	7,563	9.1
Other	10	1,392	1.7
	617	27,185	32.7
Tenants Selling Goods and Services
Automotive parts (with installation)	26	454	0.5
Automotive tire services	154	5,458	6.6
Business services	1	5	*
Convenience stores	583	14,207	17.1
Distribution and office	3	864	1.0
Home improvement	3	112	0.1
Motor vehicle dealerships	17	2,196	2.6
Pet supplies and services	12	701	0.9
Restaurants	638	18,256	21.9
Travel plazas	1	187	0.2
Video rental	27	847	1.0
	1,465	43,287	51.9
Tenants Selling Goods
Apparel stores	6	902	1.1
Automotive parts	47	731	0.9
Book stores	2	149	0.2
Consumer electronics	9	519	0.6
Crafts and novelties	5	236	0.3
Drug stores	51	3,481	4.2
General merchandise	32	657	0.8
Grocery stores	9	580	0.7
Home furnishings	43	1,149	1.4
Home improvement	29	1,462	1.8
Office supplies	10	788	0.9
Pet supplies	2	40	*
Sporting goods	17	2,097	2.5
	262	12,791	15.4
Totals	2,344	$83,263	100.0%

 * Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at March 31, 2010, including revenue from properties reclassified to discontinued operations of $104.

Lease Expirations
The following table sets forth certain information regarding Realty Income’s property portfolio (excluding properties owned by Crest) regarding the timing of the lease term expirations (excluding extension options) on our 2,257 net leased, single-tenant properties as of March 31, 2010 (dollars in thousands):

	Total Portfolio			Initial Expirations(3)			Subsequent Expirations(4)
Year	Number of Leases Expiring(1)	Rental Revenue for the Quarter Ended March 31, 2010(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended March 31, 2010	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended March 31, 2010	% of Total Rental Revenue
2010	118	$2,418	3.0%	36	$880	1.1%	82	$1,538	1.9%
2011	120	3,732	4.6	65	2,500	3.1	55	1,232	1.5
2012	130	2,975	3.7	78	1,919	2.4	52	1,056	1.3
2013	144	5,011	6.2	99	4,002	5.0	45	1,009	1.2
2014	105	3,361	4.2	60	2,380	3.0	45	981	1.2
2015	130	3,415	4.2	92	2,636	3.2	38	779	1.0
2016	115	2,087	2.6	112	2,010	2.5	3	77	0.1
2017	50	1,853	2.3	40	1,653	2.0	10	200	0.3
2018	42	1,894	2.3	34	1,666	2.0	8	228	0.3
2019	98	5,129	6.3	92	4,714	5.8	6	415	0.5
2020	82	3,283	4.1	75	3,096	3.8	7	187	0.3
2021	177	7,566	9.4	176	7,511	9.3	1	55	0.1
2022	100	2,939	3.6	99	2,891	3.5	1	48	0.1
2023	250	8,407	10.4	248	8,334	10.3	2	73	0.1
2024	62	2,111	2.6	62	2,111	2.6	--	--	--
2025	70	5,400	6.7	66	5,330	6.6	4	70	0.1
2026	109	6,170	7.6	106	6,102	7.5	3	68	0.1
2027	159	5,022	6.2	158	5,005	6.2	1	17	*
2028	81	4,134	5.1	79	4,085	5.0	2	49	0.1
2029	49	1,273	1.6	48	1,258	1.6	1	15	*
2030	26	945	1.2	26	945	1.2	--	--	--
2031	27	649	0.8	27	649	0.8	--	--	--
2032	1	18	*	1	18	*	--	--	--
2033	7	460	0.6	7	460	0.6	--	--	--
2034	2	258	0.3	2	258	0.3	--	--	--
2037	2	354	0.4	2	354	0.4	--	--	--
2043	1	13	*	--	--	--	1	13	*
Totals	2,257	$80,877	100.0%	1,890	$72,767	89.8%	367	$8,110	10.2%

*Less than 0.1%

(1)	Excludes ten multi-tenant properties and 77 vacant unleased properties. The lease expirations for properties under construction are based on the estimated date of completion of those properties.
(2)
 Includes rental revenue of $104 from properties reclassified to discontinued operations and excludes revenue of $2,386 from ten multi-tenant properties and from 77 vacant  and unleased properties at March 31, 2010.

(3)	Represents leases to the initial tenant of the property that are expiring for the first time.
(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification
The following table sets forth certain state-by-state information regarding Realty Income’s property portfolio (excluding properties owned by Crest) as of March 31, 2010 (dollars in thousands):

			Approximate	Rental Revenue for	Percentage of
	Number of	Percent	Leasable	the Quarter Ended	Rental
State	Properties	Leased	Square Feet	March 31, 2010(1)	Revenue
Alabama	63	97%	425,300	$1,814	2.2%
Alaska	2	100	128,500	277	0.3
Arizona	80	99	395,800	2,495	3.0
Arkansas	17	94	92,400	379	0.5
California	66	97	1,223,500	4,363	5.2
Colorado	51	96	471,500	1,796	2.2
Connecticut	24	100	276,600	1,191	1.4
Delaware	17	100	33,300	432	0.5
Florida	166	93	1,426,700	6,588	7.9
Georgia	132	96	916,800	3,848	4.6
Hawaii	--	--	--	--	--
Idaho	12	100	80,700	308	0.4
Illinois	85	98	1,008,800	5,026	6.0
Indiana	82	95	729,300	3,236	3.9
Iowa	21	100	290,600	1,015	1.2
Kansas	33	85	573,200	1,146	1.4
Kentucky	22	100	110,600	681	0.8
Louisiana	32	100	184,900	904	1.1
Maine	3	100	22,500	161	0.2
Maryland	28	100	266,600	1,604	1.9
Massachusetts	64	98	575,400	2,572	3.1
Michigan	52	98	257,300	1,272	1.5
Minnesota	20	100	389,000	1,547	1.9
Mississippi	71	96	347,600	1,467	1.8
Missouri	62	95	640,100	2,180	2.6
Montana	2	100	30,000	76	0.1
Nebraska	19	95	196,300	504	0.6
Nevada	14	100	153,300	757	0.9
New Hampshire	14	100	109,900	584	0.7
New Jersey	33	100	261,300	1,937	2.3
New Mexico	9	100	58,400	190	0.2
New York	40	93	502,300	2,375	2.9
North Carolina	95	98	538,300	2,868	3.4
North Dakota	6	100	36,600	62	0.1
Ohio	136	95	845,500	3,331	4.0
Oklahoma	24	100	137,400	587	0.7
Oregon	18	94	297,300	838	1.0
Pennsylvania	98	99	677,200	3,512	4.2
Rhode Island	3	100	11,000	58	0.1
South Carolina	99	100	372,500	2,228	2.7
South Dakota	9	100	24,900	102	0.1
Tennessee	133	97	621,800	2,931	3.5
Texas	215	97	2,292,000	8,470	10.2
Utah	4	100	25,200	93	0.1
Vermont	4	100	12,700	126	0.2
Virginia	104	97	637,100	3,421	4.1
Washington	36	92	286,200	953	1.1
West Virginia	2	100	23,000	121	0.2
Wisconsin	21	90	252,700	819	1.0
Wyoming	1	100	5,400	18	*
Totals/Average	2,344	97%	19,275,300	$83,263	100.0%

* Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at March 31, 2010, including revenue from properties reclassified to discontinued operations of $104.

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

Of our 2,344 properties in the portfolio, approximately 96.3% or 2,257 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

As of March 31, 2010, the impact of recent accounting pronouncements on our business is not considered to be material.

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

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes and bonds, primarily at fixed rates. We were not a party to any derivative financial instruments at March 31, 2010. We do not enter into any derivative transactions for speculative or trading purposes.

The following table presents by year of expected maturity, the principal amounts, average interest rates, and estimated fair values of our fixed and variable rate debt as of March 31, 2010.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2010	$--	--%	$--	--%
2011(1)	--	--	39.9	1.24
2012	--	--	--	--
2013(2)	100.0	5.38	--	--
2014	--	--	--	--
Thereafter(3)	1,250.0	6.16	--	--
Totals	$1,350.0	6.10%	$39.9	1.24%
Fair Value(4)	$1,336.2		$39.9

(1)	The credit facility expires in May 2011.
(2)	$100 million matures in March 2013.
(3)	$150 million matures in November 2015, $275 million matures in September 2016, $175 million matures in September 2017, $550 million matures in August 2019 and $100 million matures in March 2035.
(4)
We base the fair value of the fixed rate debt at March 31, 2010 on the indicative market prices and recent trading activity of our notes payable. The fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the marketplace at March 31, 2010.

The table incorporates only those exposures that exist as of March 31, 2010. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. Our credit facility balance is variable. Based on our credit facility balance of $39.9 million at March 31, 2010, a 1% change in interest rates would change our interest costs by $399,000.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Securities Exchange Act 1934 Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of and for the quarter ended March 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls
There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation in the first three months of 2010. As of March 31, 2010, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During January 2010, 56,243 shares of stock, at a price of $25.91, and 7,336 shares of stock, at a price of $26.54, were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2003 Incentive Award Plan of Realty Income Corporation.

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

4.12	Form of 6.75% Notes due 2019 (filed as exhibit 4.2 to the Company’s Form 8-K, filed on September 5, 2007 and dated August 30, 2007 and incorporated herein by reference).

4.13
Officer’s Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Trust Company, N.A., as Trustee, establishing a series of securities entitled 6.75% Senior Notes due 2019 (filed as exhibit 4.3 to the Company’s Form 8-K, filed on September 5, 2007 and dated August 30, 2007 and incorporated herein by reference).

Material Contracts

* 10.1	Form of Restricted Stock Agreement for John P. Case.

Certifications

* 31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.

* 31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* 32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: April 28, 2010	/s/ GREGORY J. FAHEY
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)