Form 10-Q
period 2010-06-30
REALTY INCOME CORP
filed 2010-07-29
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010, or

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

Registrant's telephone number, including area code: (760) 741-2111

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

There were 104,498,266 shares of common stock outstanding as of July 20, 2010.

REALTY INCOME CORPORATION

Form 10-Q
June 30, 2010

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

June 30, 2010 and December 31, 2009
(dollars in thousands, except per share data)

	2010	2009
ASSETS	(unaudited)
Real estate, at cost:
Land	$1,329,343	$1,169,295
Buildings and improvements	2,392,959	2,270,161
Total real estate, at cost	3,722,302	3,439,456
Less accumulated depreciation and amortization	(673,979)	(630,840)
Net real estate held for investment	3,048,323	2,808,616
Real estate held for sale, net	7,750	8,266
Net real estate	3,056,073	2,816,882
Cash and cash equivalents	872	10,026
Accounts receivable, net	10,123	10,396
Goodwill	17,206	17,206
Other assets, net	58,881	60,277
Total assets	$3,143,155	$2,914,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable	$17,030	$16,926
Accounts payable and accrued expenses	38,375	38,445
Other liabilities	11,755	16,807
Line of credit payable	26,900	4,600
Notes payable	1,600,000	1,350,000
Total liabilities	1,694,060	1,426,778

Commitments and contingencies

Stockholders' equity:
Preferred stock and paid in capital, par value $1.00 per share,
20,000,000 shares authorized, 13,900,000 shares issued
and outstanding	337,790	337,790
Common stock and paid in capital, par value $1.00 per share,
200,000,000 shares authorized, 104,497,838 and 104,286,705
shares issued and outstanding as of June 30, 2010 and
December 31, 2009, respectively	1,630,974	1,629,237
Distributions in excess of net income	(519,669)	(479,018)
Total stockholders' equity	1,449,095	1,488,009
Total liabilities and stockholders' equity	$3,143,155	$2,914,787

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

For the three and six months ended June 30, 2010 and 2009
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
REVENUE
Rental	$82,802	$81,216	$165,884	$162,928
Other	664	85	770	839
Total revenue	83,466	81,301	166,654	163,767

EXPENSES
Depreciation and amortization	23,524	22,782	46,755	45,529
Interest	21,576	21,367	42,971	42,777
General and administrative	6,650	5,006	13,360	10,956
Property	1,684	1,786	3,798	3,921
Income taxes	277	308	555	610
Total expenses	53,711	51,249	107,439	103,793
Income from continuing operations	29,755	30,052	59,215	59,974
Income from discontinued operations:
Real estate acquired for resale by Crest	158	226	365	102
Real estate held for investment	1,135	2,282	1,674	2,569
Total income from discontinued operations	1,293	2,508	2,039	2,671
Net income	31,048	32,560	61,254	62,645
Preferred stock cash dividends	(6,063)	(6,063)	(12,127)	(12,127)
Net income available to common stockholders	$24,985	$26,497	$49,127	$50,518

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$0.23	$0.23	$0.45	$0.46
Diluted	$0.23	$0.23	$0.45	$0.46
Net income:
Basic	$0.24	$0.26	$0.47	$0.49
Diluted	$0.24	$0.26	$0.47	$0.49
Weighted average common shares outstanding:
Basic	103,612,454	103,446,949	103,653,250	103,475,185
Diluted	103,765,828	103,450,457	103,778,609	103,479,897

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2010 and 2009
(dollars in thousands)(unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$61,254	$62,645
Adjustments to net income:
Depreciation and amortization	46,755	45,529
Income from discontinued operations:
Real estate acquired for resale	(365)	(102)
Real estate held for investment	(1,674)	(2,569)
Gain on sale of land	(468)	--
Amortization of share-based compensation	3,476	2,739
Cash provided by (used in) discontinued operations:
Real estate acquired for resale	365	413
Real estate held for investment	(56)	597
Collection of notes receivable by Crest	68	64
Change in assets and liabilities:
Accounts receivable and other assets	6,075	2,946
Accounts payable, accrued expenses and other liabilities	(4,914)	(5,453)
Net cash provided by operating activities	110,516	106,809
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sales of investment properties, discontinued operations	6,352	6,365
Restricted escrow deposit for Section 1031 tax-deferred exchange	(399)	--
Acquisition of and improvements to investment properties	(290,643)	(3,032)
Net cash provided by (used in) investing activities	(284,690)	3,333
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(89,674)	(88,826)
Cash dividends to preferred stockholders	(12,127)	(12,127)
Borrowings from line of credit	337,600	--
Payments under line of credit	(315,300)	--
Proceeds from notes issued, net of financing costs of $3,740	246,260	--
Principal payment on notes payable	--	(20,000)
Other items	(1,739)	(181)
Net cash provided by (used in) financing activities	165,020	(121,134)
Net decrease in cash and cash equivalents	(9,154)	(10,992)
Cash and cash equivalents, beginning of period	10,026	46,815
Cash and cash equivalents, end of period	$872	$35,823

For supplemental disclosures, see note 11.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(unaudited)

1.	Management Statement

The consolidated financial statements of Realty Income Corporation ("Realty Income", the "Company", "we", "our" or "us") were prepared from our books and records and include all adjustments (consisting of only normal recurring accruals) necessary to present a fair statement of results for the interim period presented. Certain of the 2009 balances have been reclassified to conform to the 2010 presentation. Readers of this quarterly report should refer to our audited financial statements for the year ended December 31, 2009, which are included in our 2009 Annual Report on Form 10-K, as certain disclosures that would substantially duplicate those contained in the audited financial statements have not been included in this report.

At June 30, 2010, we owned 2,350 properties, located in 49 states, containing over 19.5 million leasable square feet, along with three properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. ("Crest"). Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code").

2.	Summary of Significant Accounting Policies and Procedures

A.  The accompanying consolidated financial statements include the accounts of Realty Income, Crest, and other entities for which we make operating and financial decisions (i.e., control), after elimination of all material intercompany balances and transactions. All of Realty Income's subsidiaries are wholly-owned. We have no unconsolidated or off-balance sheet investments in variable interest entities.

B.  We have elected to be taxed as a real estate investment trust ("REIT") under the Code. We believe we have qualified and continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements, except for the federal income taxes of Crest, which are included in discontinued operations.

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectibility of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts at June 30, 2010 was $1.2 million and at December 31, 2009 was $865,000.

	June 30,	December 31,
D. Other assets consist of the following (dollars in thousands) at:	2010	2009
Notes receivable issued in connection with Crest property sales	$22,146	$22,214
Deferred bond financing costs, net	14,946	11,899
Value of in-place and above-market leases, net	10,121	10,928
Prepaid expenses	7,550	7,738
Credit facility organization costs, net	939	1,470
Corporate assets, net of accumulated depreciation and amortization	924	1,058
Restricted escrow deposit for Section 1031 tax-deferred exchange	399	4,479
Other items	1,856	491
	$58,881	$60,277

E. Distributions payable consist of the following declared	June 30,	December 31,
distributions (dollars in thousands) at:	2010	2009
Common stock distributions	$15,009	$14,905
Preferred stock dividends	2,021	2,021
	$17,030	$16,926

F. Accounts payable and accrued expenses consist of the	June 30,	December 31,
following (dollars in thousands) at:	2010	2009
Bond interest payable	$26,052	$25,972
Other items	12,323	12,473
	$38,375	$38,445

	June 30,	December 31,
G. Other liabilities consist of the following (dollars in thousands) at:	2010	2009
Rent received in advance	$5,345	$10,341
Security deposits	4,404	4,334
Value of in-place below-market leases, net	2,006	2,132
	$11,755	$16,807

H.   Goodwill is tested for impairment during the second quarter of each year as well as when events or circumstances occur indicating that our goodwill might be impaired. During our test for impairment of goodwill during the second quarters of 2010 and 2009, we determined that the estimated fair values of our reporting units exceeded their carrying values.  We did not record any impairment on our existing goodwill in 2010 or 2009.

3.           Properties Acquired

We acquire the land, buildings and improvements that are necessary for the successful operations of retail and other commercial enterprises.

A.  During the first six months of 2010, Realty Income invested $289.0 million in 21 new properties with an initial weighted average contractual lease rate of 7.6%. These 21 properties are located in seven states, contain over 501,000 leasable square feet, and are 100% leased with an average lease term of 19.2 years. The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties. In connection with these acquisitions, transaction costs of $88,000 were recorded to "general and administrative" expense on our consolidated statement of income for the six months ended June 30, 2010.

Included in the $289.0 million invested by Realty Income during the first six months of 2010 is the acquisition and lease-back of approximately $258 million of winery and vineyard properties under 20-year triple-net lease agreements with Diageo Chateau & Estates Wine Company and guaranteed by Diageo plc (NYSE: ADR: DEO) (together with its subsidiaries, "Diageo"). The properties are all located in California's Napa Valley and include the wineries that produce wines for Diageo's Sterling Vineyards ("Sterling") and Beaulieu Vineyards ("BV") brands and 10 vineyards producing grapes for their Sterling, BV and other brands. The properties include approximately 1,690 acres and 394,000 square feet of winery, production, storage, shipping and tourist buildings. Diageo will continue to operate the wineries and vineyards.

In comparison, during the first six months of 2009, Realty Income invested $1.3 million in previously acquired properties with an initial weighted average contractual lease rate of 8.7%.

B.  During the first six months of 2010 and 2009, Crest did not invest in any new properties.

C.  Crest's property inventory at June 30, 2010 and at December 31, 2009 consisted of three properties valued at $3.8 million. These amounts are included on our consolidated balance sheets in "real estate held for sale, net.”

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

In May 2008, as a result of entering into our current credit facility, we incurred $3.2 million of credit facility origination costs that were capitalized and are being amortized over three years. The costs that were capitalized are included in "other assets" on our consolidated balance sheets, with balances of $939,000 at June 30, 2010 and $1.5 million at December 31, 2009.

The average borrowing rate on our credit facility during the first six months of 2010 was 1.3%. We did not utilize our credit facility during the first six months of 2009. Our effective borrowing rate at June 30, 2010 and 2009 was 1.3%. Our credit facility is subject to various leverage and interest coverage ratio limitations. We are in compliance with these covenants.

5.      Notes Payable

A.	General

Our senior unsecured note obligations consist of the following at June 30, 2010 and December 31, 2009, sorted by maturity date (dollars in millions):

	June 30, 2010	December 31, 2009
5.375% notes, issued in March 2003 and due in March 2013	$100.0	$100.0
5.5% notes, issued in November 2003 and due in November 2015	150.0	150.0
5.95% notes, issued in September 2006 and due in September 2016	275.0	275.0
5.375% notes, issued in September 2005 and due in September 2017	175.0	175.0
6.75% notes, issued in September 2007 and due in August 2019	550.0	550.0
5.75% notes, issued in June 2010 and due in January 2021	250.0	--
5.875% bonds, issued in March 2005 and due in March 2035	100.0	100.0
	$1,600.0	$1,350.0

B.	Note Issuance

In June 2010, we issued $250.0 million in aggregate principal amount of 5.75% senior unsecured notes due January 2021 (the "2021 Notes"). The price to the investor for the 2021 Notes was 99.404% of the principal amount for an effective yield of 5.826%. The net proceeds of approximately $246.3 million from this offering were used to repay borrowings under our acquisition credit facility, which were incurred to finance the acquisition of the Diageo properties.  Interest is paid semiannually on the 2021 Notes.

C.	Note Redemption

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

We believe that the carrying values reflected on our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for our notes receivable issued in connection with property sales and our notes payable, which are disclosed below (dollars in millions):

	Carrying value per	Estimated
At June 30, 2010	balance sheet	fair value
Notes receivable issued in connection with Crest property sales	$22.1	$21.5
Notes payable	$1,600.0	$1,678.8

	Carrying value per	Estimated
At December 31, 2009	balance sheet	fair value
Notes receivable issued in connection with Crest property sales	$22.2	$20.0
Notes payable	$1,350.0	$1,276.4

The estimated fair value of our notes receivable issued in connection with property sales has been calculated by discounting the future cash flows using an interest rate based upon the current 5-year or 7-year Treasury Yield Curve plus an applicable credit-adjusted spread. The notes receivable were issued in connection with the sale of three Crest properties. Payments to us on these notes receivable are current and no allowance for doubtful accounts has been recorded for them.

The estimated fair value of our notes payable is based upon indicative market prices and recent trading activity of our notes.

7.	Gain on Sales of Investment Properties by Realty Income

During the second quarter of 2010, we sold seven investment properties for $5.4 million, which resulted in a gain of $1.2 million. During the first six months of 2010, we sold ten investment properties for $7.2 million, which resulted in a gain of $1.9 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, we sold excess land from one property for $600,000, which resulted in a gain of $468,000. This gain is included in "other revenue" on our consolidated statement of income for the three and six months ended June 20, 2010 because this excess land was associated with a property that continues to be owned as part of our core operations.

In comparison, during the second quarter of 2009, we sold nine investment properties for $5.3 million, which resulted in a gain of $2.2 million. During the first six months of 2009, we sold ten investment properties for $6.4 million, which resulted in a gain of $2.4 million. The results of operations for these properties have been reclassified as discontinued operations.

During the first six months of 2010 and 2009, Crest did not sell any properties.

8.           Discontinued Operations

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, a provision for impairment is recorded if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key factors that we use in this analysis include: projected rental rates, capital expenditures, and property sales capitalization rates. Additionally, a property classified as held for sale is carried at the lower of carrying cost or estimated fair value, less the estimated cost to sell.

For the second quarter of 2010, a provision for impairment of $53,000 was recorded by Realty Income on one property, which was sold during the second quarter of 2010. This provision for impairment is included in "income from discontinued operations, real estate held for investment" on our consolidated income statement for the three months ended June 30, 2010. For the second quarter of 2009, no provisions for impairment were recorded by Realty Income.

For the first six months of 2010, provisions for impairment of $87,000 were recorded by Realty Income on two properties, both of which were sold in the second quarter of 2010. These provisions for impairment are included in "income from discontinued operations, real estate held for investment" on our consolidated statement of income for the six months ended June 30, 2010. For the first six months of 2009, no provisions for impairment were recorded by Realty Income.

For the second quarters of 2010 and 2009 and for the first six months of 2010, no provisions for impairment were recorded by Crest. For the first six months of 2009, provisions for impairment of $311,000 were recorded by Crest on five properties held for sale at June 30, 2009, two of which were sold in the fourth quarter of 2009. These provisions for impairment are included in "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statement of income for the six months ended June 30, 2009.

Realty Income's operations from four investment properties classified as held for sale at June 30, 2010, plus properties sold in 2010 and 2009, are reported as discontinued operations. Their respective results of operations have been reclassified to "income from discontinued operations, real estate held for investment" on our consolidated statements of income. We do not depreciate properties that are classified as held for sale.

Crest acquires properties with the intention of reselling them rather than holding them for investment and operating the properties. Consequently, we typically classify properties acquired by Crest as held for sale at the date of acquisition and do not depreciate them. As a result, the operations of Crest's properties are classified as "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

No debt was assumed by buyers of our investment properties, or repaid as a result of our investment property sales, and we do not allocate interest expense as discontinued operations related to real estate held for investment. We allocate interest expense related to borrowings specifically attributable to Crest's properties. The interest expense amounts allocated to the Crest properties held for sale are included in "income from discontinued operations, real estate acquired for resale by Crest” on our consolidated statements of income.

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

The following is a summary of Crest's "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income (dollars in thousands):

	Three months ended		Six months ended
Crest's income from discontinued operations, real estate acquired for resale	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Rental revenue	$--	$66	$22	$132
Interest and other revenue	351	351	701	703
Interest expense	(135)	(149)	(263)	(322)
General and administrative expense	(87)	(83)	(184)	(168)
Property expenses	(82)	(34)	(112)	(68)
Provisions for impairment	--	--	--	(311)
Income taxes	111	75	201	136
Income from discontinued operations, real estate acquired for resale by Crest	$158	$226	$365	$102

The following is a summary of Realty Income's "income from discontinued operations, from real estate held for investment" on our consolidated statements of income (dollars in thousands):

	Three months ended		Six months ended
Realty Income's income from discontinued operations, real estate held for investment	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Gain on sales of investment properties	$1,195	$2,239	$1,898	$2,436
Rental revenue	84	412	271	899
Other revenue	7	2	17	15
Depreciation and amortization	(21)	(219)	(81)	(464)
Property expenses	(77)	(152)	(344)	(317)
Provisions for impairment	(53)	--	(87)	--
Income from discontinued operations, real estate held for investment	$1,135	$2,282	$1,674	$2,569

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

	Three months ended		Six months ended
Total discontinued operations	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Real estate acquired for resale by Crest	$158	$226	$365	$102
Real estate held for investment	1,135	2,282	1,674	2,569
Income from discontinued operations	$1,293	$2,508	$2,039	$2,671
Per common share, basic and diluted	$0.01	$0.02	$0.02	$0.03

The per share amounts for "income from discontinued operations" above and the "income from continuing operations" and "net income" reported on the consolidated statements of income have each been calculated independently.

9.   Distributions Paid and Payable

A.  Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of the monthly distributions paid per common share for the first six months of 2010 and 2009:

Month	2010	2009
January	$0.1430000	$0.1417500
February	0.1430000	0.1417500
March	0.1430000	0.1417500
April	0.1433125	0.1420625
May	0.1433125	0.1420625
June	0.1433125	0.1420625
Total	$0.8589375	$0.8514375

At June 30, 2010, a distribution of $0.143625 per common share was payable and was paid in July 2010.

B.  Preferred Stock

In 2004, we issued 5.1 million shares of 7.375% Monthly Income Class D cumulative redeemable preferred stock. In May 2009, the Class D preferred shares became redeemable, at our option, for $25 per share. During each of the first six months of 2010 and 2009, we paid six monthly dividends to holders of our Class D preferred stock totaling $0.9218754 per share, or $4.7 million, and at June 30, 2010, a monthly dividend of $0.1536459 per share was payable and was paid in July 2010.

In 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E cumulative redeemable preferred stock. Beginning December 7, 2011, the Class E preferred shares become redeemable, at our option, for $25 per share. During each of the first six months of 2010 and 2009, we paid six monthly dividends to holders of our Class E preferred stock totaling $0.84375 per share, or $7.4 million, and at June 30, 2010, a monthly dividend of $0.140625 per share was payable and was paid in July 2010.

We are current in our obligations to pay dividends on our Class D and Class E preferred stock.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Weighted average shares used for the basic net income per share computation	103,612,454	103,446,949	103,653,250	103,475,185
Incremental shares from share-based compensation	153,374	3,508	125,359	4,712
Adjusted weighted average shares used for diluted net income per share computation	103,765,828	103,450,457	103,778,609	103,479,897
Unvested shares from share-based compensation that were anti-dilutive	87,000	654,462	87,200	666,462

11.	Supplemental Disclosures of Cash Flow Information

Interest paid in the first six months of 2010 was $41.3 million and in the first six months of 2009 was $42.0 million.

Interest capitalized to properties under development in the first six months of 2010 was $3,000 and there was zero in the first six months of 2009.

Income taxes paid by Realty Income and Crest in the first six months of 2010 was $872,000 and in the first six months of 2009 was $1.1 million.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  Share-based compensation expense for the first six months of 2010 was $3.5 million and for the first six months of 2009 was $2.7 million.

B.  See note 8 for a discussion of impairments recorded by Realty Income and Crest in the first six months of 2010 and 2009.

C.  In the first six months of 2010, we recorded a $799,000 receivable for the sale of an investment property as a result of an eminent domain action and recorded a $600,000 receivable for the sale of excess land from an investment property. These receivables are included in "other assets" on our consolidated balance sheet at June 30, 2010.

12.    Segment Information

We evaluate performance and make resource allocation decisions on an industry by industry basis. For financial reporting purposes, we have grouped our tenants into 33 industry and activity segments (including properties owned by Crest that are grouped together as a segment). All of the properties are incorporated into one of the applicable segments. Because almost all of our leases require the tenant to pay operating expenses, revenue is the only component of segment profit and loss we measure.

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of June 30, 2010 (dollars in thousands):

	June 30,	December 31,
Assets, as of:	2010	2009
Segment net real estate:
Automotive service	$108,370	$105,084
Automotive tire services	198,158	201,233
Child care	74,738	77,398
Convenience stores	471,116	477,640
Drug stores	138,844	141,057
Health and fitness	219,608	200,316
Restaurants	719,212	730,459
Theaters	285,729	290,386
Wine and spirits	257,826	--
24 non-reportable segments	582,472	593,309
Total segment net real estate	3,056,073	2,816,882
Other intangible assets - Automotive tire services	618	647
Other intangible assets - Drug stores	5,532	6,066
Other intangible assets - Grocery stores	835	860
Other intangible assets - Health and fitness	814	845
Other intangible assets - Theaters	1,732	1,885
Other intangible assets - Other	591	625
Goodwill - Automotive service	1,338	1,338
Goodwill - Child care	5,353	5,353
Goodwill - Convenience stores	2,074	2,074
Goodwill - Home furnishings	1,557	1,557
Goodwill - Restaurants	3,779	3,779
Goodwill - non-reportable segments	3,105	3,105
Other corporate assets	59,754	69,771
Total assets	$3,143,155	$2,914,787

	Three months ended		Six months ended
Revenue	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Segment rental revenue:
Automotive service	$4,046	$3,828	$7,957	$8,031
Automotive tire services	5,467	5,801	10,924	11,609
Child care	5,612	6,001	11,245	11,829
Convenience stores	14,264	13,810	28,476	27,384
Drug stores	3,432	3,431	6,864	6,863
Health and fitness	6,353	4,718	12,019	9,428
Restaurants	17,239	17,242	35,513	34,912
Theaters	7,563	7,498	15,127	14,995
Wine and spirits	320	--	320	--
24 non-reportable segments(1)	18,506	18,887	37,439	37,877
Total rental revenue	82,802	81,216	165,884	162,928
Other revenue	664	85	770	839
Total revenue	$83,466	$81,301	$166,654	$163,767

(1) Crest's revenue appears in "income from discontinued operations, real estate acquired for resale by Crest" and is not included in this table, which covers revenue but does not include revenue classified as part of income from discontinued operations.

13.    Common Stock Incentive Plan

In 2003, our Board of Directors adopted, and our stockholders approved, the 2003 Incentive Award Plan of Realty Income Corporation (the "Stock Plan") to enable us to attract and retain the services of directors, employees, and consultants, considered essential to our long-term success. The Stock Plan offers our directors, employees, and consultants an opportunity to own stock in Realty Income and/or rights that will reflect our growth, development, and financial success. The Stock Plan was amended and restated by our Board of Directors in February 2006 and in May 2007.

The amount of share-based compensation costs recognized in "general and administrative" expense on our consolidated statements of income during the second quarter of 2010 was $1.7 million, during the second quarter of 2009 was $1.3 million, during the first six months of 2010 was $3.5 million and during the first six months of 2009 was $2.7 million.

The following table summarizes our common stock grant activity under our Stock Plan.  Our common stock grants vest over periods ranging from immediately to 10 years.

	For the six months ended June 30, 2010		For the year ended December 31, 2009
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)
Outstanding nonvested shares, beginning of year	853,234	$19.14	994,453	$19.70
Shares granted	277,400	28.98	142,860	22.86
Shares vested	(203,353)	23.66	(214,521)	23.14
Shares forfeited	(369)	25.38	(69,558)	25.95
Outstanding nonvested shares, end of each period	926,912	$22.53	853,234	$19.14

(1) Grant date fair value.

During the first six months of 2010, we issued 277,400 shares of common stock under our Stock Plan. These shares vest over the following service periods: 32,000 vested immediately, 5,000 vest over a service period of two years, 12,000 vest over a service period of three years, 50,000 vest over a service period of four years, and 178,400 vest over a service period of five years.

As of June 30, 2010, the remaining unamortized share-based compensation expense totaled $20.9 million, which is being amortized on a straight-line basis over the service period of each applicable award.

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

As of June 30, 2010, there were 5,192 vested stock options outstanding and exercisable with an exercise price of $14.70. There were 654 stock options exercised in the first six months of 2010, at an exercise price of $14.70. There were no stock option forfeitures in the first six months of 2010. No stock options were granted after January 1, 2002. Stock options were granted with an exercise price equal to the underlying stock's fair value at the date of grant. The outstanding stock options expire on December 31, 2011, ten years from the date they were granted.

14.   Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At June 30, 2010, we have contingent payments of $2.0 million for tenant improvements and leasing costs. In addition, we have committed $7.2 million under construction contracts, which is expected to be paid in the next twelve months.

15.   Subsequent Events

In July 2010, we declared the following dividends, which will be paid in August 2010:

-	$0.143625 per share to our common stockholders;
-	$0.1536459 per share to our Class D preferred stockholders; and
-	$0.140625 per share to our Class E preferred stockholders.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including the documents incorporated by reference herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this quarterly report, the words "estimated", "anticipated", "expect", "believe", "intend" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include discussions of strategy, plans, or intentions of management. Forward-looking statements are subject to risks, uncertainties, and assumptions about Realty Income Corporation, including, among other things:

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

Additional factors that may cause risks and uncertainties include those discussed in the sections entitled "Business", "Risk Factors", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

THE COMPANY

Realty Income Corporation, The Monthly Dividend Company®, is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT. Our primary business objective is to generate dependable monthly cash distributions from a consistent and predictable level of funds from operations, or FFO, per share. Our monthly distributions are supported by the cash flow from our portfolio of properties leased to retail and other commercial enterprises. We have in-house acquisition, leasing, legal, credit research, real estate research, portfolio management, and capital markets expertise. Over the past 41 years, Realty Income and its predecessors have been acquiring and owning freestanding retail and other properties that generate rental revenue under long-term lease agreements (primarily 15 to 20 years).

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. Our portfolio management generally includes seeking:

●	Contractual rent increases on existing leases;
●	Rent increases at the termination of existing leases, when market conditions permit; and
●	The active management of our property portfolio, including re-leasing vacant properties, and selectively selling properties, thereby mitigating our exposure to certain tenants and markets.

In acquiring additional properties, our strategy is to primarily acquire properties that are:

●	Freestanding, single-tenant locations;
●	Leased to regional and national commercial enterprises; and
●	Leased under long-term, net-lease agreements.

At June 30, 2010, we owned a diversified portfolio:

●	Of 2,350 properties;
●	With an occupancy rate of 96.2%, or 2,260 properties occupied and only 90 properties available for lease;
●	Leased to 118 different retail and other commercial enterprises doing business in 32 separate industries;
●	Located in 49 states;
●	With over 19.5 million square feet of leasable space; and
●	With an average leasable space per property of approximately 8,300 square feet.

Of the 2,350 properties in the portfolio, 2,339, or 99.5%, are single-tenant properties, and the remaining 11 are multi-tenant, distribution and office properties. At June 30, 2010, of the 2,339 single-tenant properties, 2,250 were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.4 years.

In addition, at June 30, 2010, our wholly-owned taxable REIT subsidiary, Crest, had an inventory of three properties valued at $3.8 million, which are classified as held for sale. Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"). In addition to the three properties, Crest also holds notes receivable of $22.1 million at June 30, 2010.

We typically acquire properties under long-term leases with regional and national store operators and other commercial enterprises. These transactions generally provide capital to owners of real estate and commercial enterprises for expansion or other corporate purposes. Our acquisition and investment activities are concentrated in well-defined target markets and generally focus on commercial enterprises providing goods and services that satisfy basic consumer needs.

Our net-lease agreements generally:
●	Are for initial terms of 15 to 20 years;
●	Require the tenant to pay minimum monthly rent and property operating expenses (taxes, insurance, and maintenance); and
●
Provide for future rent increases based on increases in the consumer price index (typically subject to ceilings), fixed increases, or additional rent calculated as a percentage of the tenants' gross sales above a specified level.

Investment Philosophy
We believe that owning an actively managed, diversified portfolio of commercial properties under long-term, net leases produces consistent and predictable income.  Net leases typically require the tenant to be responsible for monthly rent and property operating expenses including property taxes, insurance, and maintenance.  In addition, tenants are typically responsible for future rent increases based on increases in the consumer price index (typically subject to ceilings), fixed increases or additional rent calculated as a percentage of the tenants' gross sales above a specified level. We believe that a portfolio of properties under long-term leases, coupled with the tenant's responsibility for property expenses, generally produces a more predictable income stream than many other types of real estate portfolios, while continuing to offer the potential for growth in rental income.

Credit Strategy
We primarily provide sale-leaseback financing to less than investment grade tenants. We typically acquire and lease back properties to regional and national commercial enterprises and believe that within this market we can achieve an attractive risk-adjusted return. Since 1970, our overall weighted average occupancy rate at the end of each year has been 98.3%, and our occupancy rate at the end of each year has never been below 96%.

Acquisition Strategy
We seek to invest in industries in which several, well-organized, regional and national commercial enterprises are capturing market share through service, quality control, economies of scale, strong consumer brands, advertising, and the selection of prime locations. We execute our acquisition strategy by acting as a source of capital to regional and national commercial enterprises by acquiring and leasing back their real estate locations. We undertake thorough research and analysis to identify what we consider to be appropriate industries, tenants, and property locations for investment. Our research expertise is instrumental to uncovering net-lease opportunities in markets where our real estate financing program adds value. In selecting real estate for potential investment, we generally seek to acquire properties that have the following characteristics:

●	Freestanding, commercially-zoned property with a single tenant;
●	Properties that are important locations for regional and national commercial enterprises;
●	Properties that we deem to be profitable for the tenants;
●	Properties that are located within attractive demographic areas relative to the business of our tenants, with high visibility and easy access to major thoroughfares; and
●	Properties that can be purchased with the simultaneous execution or assumption of long-term, net-lease agreements, offering both current income and the potential for rent increases.

Portfolio Management Strategy
The active management of the property portfolio is an essential component of our long-term strategy. We continually monitor our portfolio for any changes that could affect the performance of the industries, tenants, and locations in which we have invested. We also regularly analyze our portfolio with a view toward optimizing its returns and enhancing our credit quality.

Our executives regularly review and analyze:

●	The performance of the various industries of our tenants; and
●	The operation, management, business planning, and financial condition of our tenants.

We have an active portfolio management program that incorporates the sale of assets when we believe the reinvestment of the sale proceeds will:

●	generate higher returns;
●	enhance the credit quality of our real estate portfolio;
●	extend our average remaining lease term; or
●	decrease tenant or industry concentration.

At June 30, 2010, we classified real estate with a carrying amount of $7.8 million as held for sale on our balance sheet, which includes three properties owned by Crest, valued at $3.8 million. Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months or be able to invest the proceeds from the sales of any properties in new properties.

Impact of Real Estate and Credit Markets
In the commercial real estate market, property prices generally continue to fluctuate. Likewise, the U.S. credit markets have experienced significant price volatility, dislocations, and liquidity disruptions, which sometimes impact our access to and cost of capital. We continue to monitor the commercial real estate and U.S. credit markets carefully and, if required, will make decisions to adjust our business strategy accordingly. See our discussion of "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009.

RECENT DEVELOPMENTS

Increases in Monthly Distributions to Common Stockholders
We continue our 41-year policy of paying distributions monthly. Monthly distributions per share increased in April 2010 by $0.0003125 to $0.1433125 and in July 2010 by $0.0003125 to $0.143625. The increase in July 2010 was our 51st consecutive quarterly increase, which was the 58th increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In the first six months of 2010, we paid three monthly cash distributions per share in the amount of $0.143 and three in the amount of $0.1433125, totaling $0.8589375. In June 2010 and July 2010, we declared distributions of $0.143625 per share, which were paid in July 2010 and will be paid in August 2010, respectively.

The monthly distribution of $0.143625 per share represents a current annualized distribution of $1.7235 per share, and an annualized distribution yield of approximately 5.7% based on the last reported sale price of our common stock on the NYSE of $30.33 on June 30, 2010. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

Acquisitions during the Second Quarter of 2010
During the second quarter of 2010, Realty Income invested $261.2 million in 13 new properties with an initial weighted average contractual lease rate of 7.5%. These 13 properties are located in two states, contain over 397,000 leasable square feet, and are 100% leased with an average lease term of 19.8 years. The 13 new properties acquired by Realty Income are net-leased to commercial enterprises in the convenience store and wine and spirits industries.

Included in the $261.2 million invested by Realty Income during the second quarter of 2010 is the acquisition and lease back of approximately $258 million of winery and vineyard properties under 20-year triple-net lease agreements with Diageo Chateau & Estates Wine Company and guaranteed by Diageo plc (together with its subsidiaries, "Diageo"). The properties are all located in California's Napa Valley and include the wineries that produce wines for Diageo's Sterling Vineyards ("Sterling") and Beaulieu Vineyards ("BV") brands and 10 vineyards producing grapes for their Sterling, BV and other brands. The properties include approximately 1,690 acres and 394,000 square feet of winery, production, storage, shipping and tourist buildings. Diageo will continue to operate the wineries and vineyards. As a result of this acquisition of properties, Diageo has become our third largest tenant based on our rental revenue. Headquartered in London, Diageo is a global premium drinks company with a well-known portfolio of international brands of spirits, beer and wine.  Diageo ordinary shares trade on the London Stock Exchange under the symbol "DGE.L" and the New York stock exchange ("NYSE") under the symbol "DEO."

Acquisitions during the First Six Months of 2010
During the first six months of 2010, Realty Income invested $289.0 million in 21 new properties with an initial weighted average contractual lease rate of 7.6%. These 21 properties are located in seven states, contain over 501,000 leasable square feet, and are 100% leased with an average lease term of 19.2 years. The 21 new properties acquired by Realty Income are net-leased to commercial enterprises in the following four industries: automotive service, convenience store, health and fitness, and wine and spirits. There were no acquisitions by Crest in the first six months of 2010.

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

Investments in Existing Properties
In the second quarter of 2010, we capitalized costs of $667,000 on existing properties in our portfolio, consisting of $343,000 for re-leasing costs and $324,000 for building improvements.

In the first six months of 2010, we capitalized costs of $1.6 million on existing properties in our portfolio, consisting of $636,000 for re-leasing costs and $966,000 for building improvements.

Note Issuance
In June 2010, we issued $250.0 million in aggregate principal amount of 5.75% senior unsecured notes due January 2021 (the "2021 Notes"). The price to the investor for the 2021 Notes was 99.404% of the principal amount for an effective yield of 5.826%. The net proceeds of approximately $246.3 million from this offering were used to repay borrowings under our acquisition credit facility, which were incurred to finance the acquisition of the Diageo properties.  Interest is paid semiannually on the 2021 Notes.

Net Income Available to Common Stockholders
Net income available to common stockholders was $25.0 million in the second quarter of 2010 versus $26.5 million in the second quarter of 2009, a decrease of $1.5 million. On a diluted per common share basis, net income was $0.24 in the second quarter of 2010, compared to $0.26 in the second quarter of 2009.

Net income available to common stockholders was $49.1 million in the first six months of 2010 versus $50.5 million in the same period of 2009, a decrease of $1.4 million. On a diluted per common share basis, net income was $0.47 in the first six months of 2010 compared to $0.49 in the first six months of 2009.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain from the sale of properties during the second quarter of 2010 was $1.7 million, as compared to $2.2 million during the second quarter of 2009. The gain from the sale of properties during the first six months of 2010 and 2009 was $2.4 million.

Funds from Operations Available to Common Stockholders (FFO)
In the second quarter of 2010, our FFO decreased by $389,000, or 0.8%, to $46.8 million versus $47.2 million in the second quarter of 2009. On a diluted per common share basis, FFO was $0.45 in the second quarter of 2010 compared to $0.46 in the second quarter of 2009, a decrease of $0.01, or 2.2%.

In the first six months of 2010, our FFO decreased by $472,000, or 0.5%, to $93.4 million versus $93.9 million in the first six months of 2009. On a diluted per common share basis, FFO was $0.90 in the first six months of 2010 compared to $0.91 in the first six months of 2009, a decrease of $0.01, or 1.1%.

See our discussion of FFO later in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a reconciliation of net income available to common stockholders to FFO.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)
In the second quarter of 2010, our AFFO was $47.7 million versus $47.9 million in the second quarter of 2009. On a diluted per common share basis, AFFO was $0.46 in the second quarter of 2010 and 2009.

In the first six months of 2010, our AFFO was $95.3 million versus $95.6 million in the first six months of 2009. On a diluted per common share basis, FFO was $0.92 in the first six months of 2010 and 2009.

See our discussion of AFFO later in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a reconciliation of net income available to common stockholders to FFO and AFFO.

LIQUIDITY AND CAPITAL RESOURCES

Capital Philosophy
Historically, we have met our long-term capital needs through the issuance of common stock, preferred stock, and long-term unsecured notes and bonds. Over the long term, we believe that common stock should be the majority of our capital structure. However, we may issue additional preferred stock or debt securities from time to time. We may issue common stock when we believe that our share price is at a level that allows for the proceeds of any offering to be accretively invested into additional properties. In addition, we may issue common stock to permanently finance properties that were financed by our credit facility or debt securities. However, we cannot assure you that we will have access to the capital markets at times and at terms that are acceptable to us.

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At June 30, 2010, our total outstanding credit facility borrowings and outstanding notes were $1.63 billion, or approximately 31.6% of our total market capitalization of $5.14 billion.

We define our total market capitalization at June 30, 2010 as the sum of:

●	Shares of our common stock outstanding of 104,497,838 multiplied by the last reported sales price of our common stock on the NYSE of $30.33 per share on June 30, 2010, or $3.17 billion;
●	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
●	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million;
●	Outstanding notes of $1.6 billion; and
●	Outstanding borrowings of $26.9 million on our credit facility.

Mortgage Debt
We have no mortgage debt on any of our properties.

$355 Million Acquisition Credit Facility
We have a $355 million revolving, unsecured credit facility that expires in May 2011, unless extended by two, one-year extension options. Under our credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 100 basis points with a facility fee of 27.5 basis points, for all-in drawn pricing of 127.5 basis points over LIBOR. The borrowing rate is not subject to a LIBOR floor. We also have other interest rate options available to us. At June 30, 2010, we had a borrowing capacity of $328.1 million available on our credit facility and an outstanding balance of $26.9 million at an effective interest rate of 1.35%.

We expect to use our credit facility to acquire additional properties and for other corporate purposes.  Any additional borrowings will increase our exposure to interest rate risk. We have the right to request an increase in the borrowing capacity of the credit facility, up to $100 million, to a total borrowing capacity of $455 million. Any increase in the borrowing capacity is subject to approval by the lending banks participating in our credit facility.

Credit Agency Ratings
The borrowing rates under our credit facility are based upon our credit ratings. We are currently assigned the following investment grade credit ratings on our senior unsecured notes: Fitch Ratings has assigned a rating of BBB+, Moody's Investors Service has assigned a rating of Baa1 and Standard & Poor's Ratings Group has assigned a rating of BBB to our senior notes. All of these ratings have "stable" outlooks.

Based on our current ratings, the current facility interest rate is LIBOR plus 100 basis points with a facility fee of 27.5 basis points, for all-in drawn pricing of 127.5 basis points over LIBOR. The credit facility provides that the interest rate can range between LIBOR plus 145 basis points if our credit rating is lower than BBB-/Baa3 and LIBOR plus 95 basis points if our credit rating is A-/A3. In addition, our credit facility provides for a facility fee based on our credit ratings, which ranges from 30 basis points for a rating lower than BBB-/Baa3, to 25 basis points for a credit rating of A-/A3.

We also issue senior debt securities from time to time and our credit ratings can impact the interest rates we may be charged in those transactions. If our credit ratings should be changed or our ratings outlook changes, our cost to obtain debt financing could increase or decrease.

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

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At June 30, 2010, we had cash and cash equivalents totaling $872,000.

We believe that our cash and cash equivalents on hand, cash provided from operating activities, and borrowing capacity is sufficient to meet our liquidity needs for the foreseeable future. We intend, however, to use additional sources of capital to fund property acquisitions and to repay future borrowings under our credit facility.

Universal Shelf Registration
In March 2009, we filed a shelf registration statement with the SEC, which expires in March 2012. In accordance with the SEC rules, the amount of the securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit. The securities covered by this registration statement include common stock, preferred stock, debt securities, or any combination of such securities.  We may periodically offer one or more of these securities in amounts, prices, and on terms to be announced when and if the securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Notes Outstanding
Our senior unsecured note obligations consist of the following as of June 30, 2010, sorted by maturity date (dollars in millions):

5.375% notes, issued in March 2003 and due in March 2013	$100.0
5.5% notes, issued in November 2003 and due in November 2015	150.0
5.95% notes, issued in September 2006 and due in September 2016	275.0
5.375% notes, issued in September 2005 and due in September 2017	175.0
6.75% notes, issued in September 2007 and due in August 2019	550.0
5.75% notes, issued in June 2010 and due in January 2021	250.0
5.875% bonds, issued in March 2005 and due in March 2035	100.0
$1,600.0

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

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on U.S. generally accepted accounting principles, or GAAP, measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance. The actual amounts as of June 30, 2010 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60% of adjusted assets	43.0%
Limitation on incurrence of secured debt	≤ 40% of adjusted assets	0.0%
Debt service coverage (trailing 12 months)	≥ 1.5 x	3.6x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	232.3%

The following table summarizes the maturity of each of our obligations as of June 30, 2010 (dollars in millions):

Table of Obligations				Ground	Ground
				Leases	Leases
				Paid by	Paid by
Year of	Credit			Realty	Our
Maturity	Facility	Notes	Interest (1)	Income(2)	Tenants(3)	Other (4)	Totals
2010	$--	$--	$48.6	$--	$1.8	$9.2	$59.6
2011	26.9	--	96.9	0.1	3.6	--	127.5
2012	--	--	96.8	0.1	3.5	--	100.4
2013	--	100.0	92.5	0.1	3.4	--	196.0
2014	--	--	91.4	0.1	3.1	--	94.6
Thereafter	--	1,500.0	437.8	0.8	35.0	--	1,973.6
Totals	$26.9	$1,600.0	$864.0	$1.2	$50.4	$9.2	$2,551.7

(1) Interest on the credit facility and notes has been calculated based on outstanding balances as of June 30, 2010 through their respective maturity dates.
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

(4) "Other" consists of $7.2 million of commitments under construction contracts and $2.0 million of contingent payments for tenant improvements and leasing costs.

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

We are current in our obligations to pay dividends on our Class D and Class E preferred stock.

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

We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders for the first six months of 2010 totaled $89.7 million, representing 95.9% of our funds from operations available to common stockholders of $93.5 million.  In comparison, our 2009 cash distributions to common stockholders totaled $178.0 million, representing 93.5% of our funds from operations available to common stockholders of $190.4 million.

The Class D preferred stockholders receive cumulative distributions at a rate of 7.375% per annum on the $25 per share liquidation preference (equivalent to $1.84375 per annum per share).  The Class E preferred stockholders receive cumulative distributions at a rate of 6.75% per annum on the $25 per share liquidation preference (equivalent to $1.6875 per annum per share).

Future distributions will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, FFO, cash flow from operations, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code, our debt service requirements, and any other factors the Board of Directors may deem relevant. In addition, our credit facility contains financial covenants that could limit the amount of distributions payable by us in the event of a deterioration in our results of operations or financial condition, and which prohibit the payment of distributions on the common or preferred stock in the event that we fail to pay when due (subject to any applicable grace period) any principal or interest on borrowings under our credit facility.

Distributions of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to stockholders as ordinary income, except to the extent that we recognize capital gains and declare a capital gains dividend, or that such amounts constitute "qualified dividend income" subject to a reduced rate of tax. The maximum tax rate of non-corporate taxpayers for "qualified dividend income” has generally been reduced to 15% (until it "sunsets" or reverts to the provisions of prior law, which under current law will occur with respect to taxable years beginning after December 31, 2010). In general, dividends payable by REITs are not eligible for the reduced tax rate on corporate dividends, except to the extent the REIT's dividends are attributable to dividends received from taxable corporations (such as our taxable REIT subsidiary, Crest), to income that was subject to tax at the corporate or REIT level (for example, if we distribute taxable income that we retained and paid tax on in the prior taxable year) or, as discussed above, dividends properly designated by us as "capital gain dividends." Distributions in excess of earnings and profits generally will be treated as a non-taxable reduction in the stockholders' basis in their stock. Distributions above that basis, generally, will be taxable as a capital gain to stockholders who hold their shares as a capital asset. Approximately 24.1% of the distributions to our common stockholders, made or deemed to have been made in 2009, were classified as a return of capital for federal income tax purposes. We are unable to predict the portion of future distributions that may be classified as a return of capital.

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

In order to prepare our consolidated financial statements according to the rules and guidelines set forth by GAAP, many subjective judgments must be made with regard to critical accounting policies. One of these judgments is our estimate for useful lives in determining depreciation expense for our properties. Depreciation on a majority of our buildings and improvements is computed using the straight-line method over an estimated useful life of 25 years. If we use a shorter or longer estimated useful life, it could have a material impact on our results of operations. We believe that 25 years is an appropriate estimate of useful life. No depreciation has been recorded on Crest's properties, which have been classified as held for sale since acquisition.

When acquiring a property for investment purposes, we allocate the fair value of real estate acquired with in-place leases to: (1) land, (2) building and improvements, and (3) identified intangible assets and liabilities, based in each case on their fair values. Intangible assets and liabilities consist of above-market and below-market leases, the value of in-place leases, and tenant relationships.

Another significant judgment must be made as to if, and when, impairment losses should be taken on our properties when events or a change in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, a provision is made for impairment if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we estimate in this analysis include projected rental rates, capital expenditures, and property sales capitalization rates. If a property is held for sale, it is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The carrying value of our real estate is the largest component of our consolidated balance sheet. If events should occur that require us to reduce the carrying value of our real estate by recording provisions for impairment, it could have a material impact on our results of operations.

The following is a comparison of our results of operations for the three and six months ended June 30, 2010 to the three and six months ended June 30, 2009.

Rental Revenue
Rental revenue was $82.8 million for the second quarter of 2010 versus $81.2 million for the second quarter of 2009, an increase of $1.6 million, or 2.0%. The increase in rental revenue in the second quarter of 2010 compared to the second quarter of 2009 is primarily attributable to:

●	The 21 properties acquired by Realty Income in 2010, which generated $927,000 of rent in the second quarter of 2010;
●	The 16 properties acquired by Realty Income in 2009, which generated $1.4 million of rent in the second quarter of 2010 compared to no rental revenue in the second quarter of 2009;
●	Same store rents generated on 2,167 properties during the entire second quarters of 2010 and 2009 increased by $91,000, or 0.1%, to $79.04 million from $78.95 million;
●	An increase in straight-line rent and other non-cash adjustments to rent of $201,000 in the second quarter of 2010 compared to the second quarter of 2009; net of

●
A net decrease of $1.0 million relating to the aggregate of (i) development properties acquired before 2009 that started paying rent in 2009, (ii) properties that were vacant during part of 2010 or 2009, (iii) properties sold during 2010 and 2009, and (iv) lease termination settlements, which, in aggregate, totaled $944,000 in the second quarter of 2010 compared to $1.95 million in the second quarter of 2009.

Rental revenue was $165.9 million for the first six months of 2010 versus $162.9 million for the first six months of 2009, an increase of $3.0 million, or 1.8%.  The increase in rental revenue in the first six months of 2010 compared to the first six months of 2009 is primarily attributable to:

●	The 21 properties acquired by Realty Income in 2010, which generated $949,000 of rent in the first six months of 2010;
●	The 16 properties acquired by Realty Income in 2009, which generated $2.8 million of rent in the first six months of 2010 compared to no rental revenue in the first six months of 2009;
●	Same store rents generated on 2,167 properties during the entire first six months of 2010 and 2009 increased by $684,000, or 0.4%, to $158.8 million from $158.1 million;
●	An increase in straight-line rent and other non-cash adjustments to rent of $178,000 in the first six months of 2010 as compared to the first six months of 2009; net of
●
A net decrease of $1.65 million relating to the aggregate of (i) development properties acquired before 2009 that started paying rent in 2009, (ii) properties that were vacant during part of 2010 or 2009, (iii) properties sold during 2010 and 2009, and (iv) lease termination settlements, which in aggregate, totaled $2.65 million in the first six months of 2010 compared to $4.3 million in the first six months of 2009.

Overall, comparing 2010 versus 2009, revenue has been generally flat as we own 2,350 properties at June 30, 2010, compared to 2,338 properties at June 30, 2009. Of the 2,350 properties in the portfolio at June 30, 2010, 2,339, or 99.5%, are single-tenant properties and the remaining 11 are multi-tenant, distribution, and office properties. Of the 2,339 single-tenant properties, 2,250, or 96.2%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.4 years at June 30, 2010. Of our 2,250 leased single-tenant properties, 2,072, or 92.1%, were under leases that provide for increases in rents through:

●	Primarily base rent increases tied to a consumer price index (typically subject to ceilings);
●	Fixed increases;
●	Overage rent based on a percentage of the tenants' gross sales; or
●	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $88,000 in the second quarter of 2010 and $107,000 in the second quarter of 2009. Percentage rent was $729,000 in the first six months of 2010 and $782,000 in the first six months of 2009. Percentage rent in the second quarter and first six months of 2010 was less than 1% of rental revenue and we anticipate percentage rent to continue to be less than 1% of rental revenue for the remainder of 2010.

Our portfolio of real estate, leased primarily to regional and national commercial enterprises under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At June 30, 2010, our portfolio of 2,350 properties was 96.2% leased with 90 properties available for lease as compared to 75 at December 31, 2009 and 79 at June 30, 2009.

As of July 20, 2010, transactions to lease or sell 12 of the 90 properties available for lease at June 30, 2010 were underway or completed. We anticipate these transactions will be completed during the next several months, although we cannot guarantee that all of these properties can be leased or sold within this period. It has been our experience that approximately 1% to 4% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Depreciation and Amortization
For the second quarter of 2010, depreciation and amortization was $23.5 million as compared to $22.8 million in the second quarter of 2009. For the first six months of 2010, depreciation and amortization was $46.8 million as compared to $45.5 million in the first six months of 2009. The increase in depreciation and amortization in 2010 was primarily due to the acquisition of properties in 2010 and 2009, which was partially offset by property sales in those same years. As discussed in the section entitled "Funds from Operations Available to Common Stockholders," depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO.

Interest Expense
Interest expense was $209,000 higher in the second quarter of 2010 than in the second quarter of 2009 and $194,000 higher in the first six months of 2010 than in the first six months of 2009. The slight increase in interest expense was due to an increase in borrowings attributable to the issuance of our $250.0 million of 5.75% senior unsecured notes in June 2010 and utilization of our credit line in the first six months of 2010, which was partially offset by lower average interest rates.

The following is a summary of the components of our interest expense (dollars in thousands):
	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest on our credit facility and notes	$20,799	$20,599	$41,416	$41,264
Interest included in discontinued operations from real estate acquired for resale by Crest	(135)	(149)	(263)	(322)
Credit facility commitment fees	247	247	495	495
Amortization of credit facility origination costs and deferred bond financing costs	667	670	1,326	1,340
Interest capitalized	(2)	--	(3)	--
Interest expense	$21,576	$21,367	$42,971	$42,777

	Three months ended		Six months ended
Credit facility and notes outstanding	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Average outstanding balances (dollars in thousands)	$1,392,351	$1,350,000	$1,374,464	$1,351,556
Average interest rates	5.98%	6.10%	6.03%	6.11%

At June 30, 2010, the weighted average interest rate on our:

●	Notes payable of $1.6 billion was 6.05%;
●	Credit facility outstanding borrowings of $26.9 million was 1.35%; and
●	Combined outstanding notes and credit facility borrowings of $1.63 billion was 5.97%.

Interest Coverage Ratio
Our interest coverage ratio for the second quarter of 2010 was 3.4 times and for the second quarter of 2009 was 3.5 times.  Our interest coverage ratio for the first six months of 2010 and 2009 was 3.5 times. Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded as discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company's ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities on our consolidated statements of cash flows to our interest coverage amount (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net cash provided by operating activities	$73,989	$71,191	$110,516	$106,809
Interest expense	21,576	21,367	42,971	42,777
Interest expense included in discontinued operations(1)	135	149	263	322
Income taxes	277	308	555	610
Income benefit included in discontinued operations(1)	(111)	(75)	(201)	(136)
Collection of notes receivable by Crest(1)	(34)	(32)	(68)	(64)
Crest provisions for impairment(1)	--	--	--	(311)
Amortization of share-based compensation	(1,715)	(1,342)	(3,476)	(2,739)
Changes in assets and liabilities:
Accounts receivable and other assets	(414)	1,051	(6,075)	(2,946)
Accounts payable, accrued expenses and other liabilities	(18,842)	(17,544)	4,914	5,453
Interest coverage amount	$74,861	$75,073	$149,399	$149,775
Divided by interest expense(2)	$21,711	$21,516	$43,234	$43,099
Interest coverage ratio	3.4	3.5	3.5	3.5
(1) Crest activities.
(2) Includes interest expense recorded to "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for the second quarters of 2010 and 2009 and for the first six months of 2010 and 2009 was 2.7 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company's ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):
	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest coverage amount	$74,861	$75,073	$149,399	$149,775
Divided by interest expense plus preferred stock dividends(1)	$27,774	$27,579	$55,361	$55,226
Fixed charge coverage ratio	2.7	2.7	2.7	2.7
(1) Includes interest expense recorded to "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

General and Administrative Expenses
General and administrative expenses increased by $1.7 million to $6.7 million in the second quarter of 2010 as compared to $5.0 million in the second quarter of 2009. In the second quarter of 2010, general and administrative expenses as a percentage of total revenue were 8.0% as compared to 6.2% in the second quarter of 2009.

General and administrative expenses increased by $2.4 million to $13.4 million in the first six months of 2010 as compared to $11.0 million in the first six months of 2009. As a percentage of total revenue, general and administrative expenses were 8.0% in the first six months of 2010, as compared to 6.7% in the first six months of 2009. General and administrative expenses increased during the three and six months ended June 30, 2010, primarily because of increases in employee costs, particularly in the acquisitions and research departments. In July 2010, we had 75 employees as compared to 70 employees in July 2009. For the first six months of 2010, general and administrative expenses also include transaction costs of $88,000, related to the acquisition of 21 new properties during 2010, as compared to no transaction costs for the first six months of 2009.

Property Expenses
Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense, and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections, and title search fees. At June 30, 2010, 90 properties were available for lease, as compared to 75 at December 31, 2009 and 79 at June 30, 2009.

Property expenses were $1.7 million in the second quarter of 2010 and $1.8 million in the second quarter of 2009. Property expenses were $3.8 million in the first six months of 2010 and $3.9 million in the first six months of 2009. The decrease in property expenses in the first six months of 2010 is primarily attributable to a decrease in bad debt expense, partially offset by an increase in maintenance and utilities associated with properties available for lease.

Income Taxes
Income taxes were $277,000 in the second quarter of 2010 as compared to $308,000 in the second quarter of 2009. Income taxes were $555,000 in the first six months of 2010 as compared to $610,000 for the first six months of 2009. These amounts are for city and state income taxes paid by Realty Income.

In addition, Crest recorded state and federal income tax benefits of $111,000 in the second quarter of 2010 as compared to income tax benefits of $75,000 in the second quarter of 2009. Crest recorded state and federal income tax benefits of $201,000 in the first six months of 2010 as compared to income tax benefits of $136,000 in the first six months of 2009. These amounts are included in "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

Discontinued Operations
Crest acquires properties with the intention of reselling them rather than holding them as investments and operating the properties. Consequently, we typically classify properties acquired by Crest as held for sale at the date of acquisition and do not depreciate them. The operation of Crest's properties is classified as "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

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

The following is a summary of Crest's "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income (dollars in thousands, except per share data):

	Three months ended		Six months ended
Crest's income from discontinued operations, real estate acquired for resale	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Rental revenue	$--	$66	$22	$132
Interest and other revenue	351	351	701	703
Interest expense	(135)	(149)	(263)	(322)
General and administrative expense	(87)	(83)	(184)	(168)
Property expenses	(82)	(34)	(112)	(68)
Provisions for impairment	--	--	--	(311)
Income taxes	111	75	201	136
Income from discontinued operations, real estate acquired for resale by Crest	$158	$226	$365	$102
Per common share, basic and diluted	$0.00	$0.00	$0.00	$0.00

Realty Income's operations from four investment properties classified as held for sale at June 30, 2010, plus properties sold in 2010 and 2009, have been classified as discontinued operations. The following is a summary of Realty Income's "income from discontinued operations, real estate held for investment" on our consolidated statements of income (dollars in thousands, except per share data):

	Three months ended		Six months ended
Realty Income's income from discontinued operations, real estate held for investment	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Gain on sales of investment properties	$1,195	$2,239	$1,898	$2,436
Rental revenue	84	412	271	899
Other revenue	7	2	17	15
Depreciation and amortization	(21)	(219)	(81)	(464)
Property expenses	(77)	(152)	(344)	(317)
Provisions for impairment	(53)	--	(87)	--
Income from discontinued operations, real estate held for investment	$1,135	$2,282	$1,674	$2,569
Per common share, basic and diluted	$0.01	$0.02	$0.02	$0.02

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

	Three months ended		Six months ended
Total discontinued operations	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Real estate acquired for resale by Crest	$158	$226	$365	$102
Real estate held for investment	1,135	2,282	1,674	2,569
Income from discontinued operations	$1,293	$2,508	$2,039	$2,671
Per common share, basic and diluted	$0.01	$0.02	$0.02	$0.03

The above per share amounts have each been calculated independently.

Crest's Property Sales
During the first six months of 2010 and 2009, Crest did not sell any properties.

Gain on Sales of Investment Properties by Realty Income
During the second quarter of 2010, we sold seven investment properties for $5.4 million, which resulted in a gain of $1.2 million. During the first six months of 2010, we sold ten investment properties for $7.2 million, which resulted in a gain of $1.9 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, we sold excess land from one property for $600,000, which resulted in a gain of $468,000. This gain is included in "other revenue" on our consolidated statement of income for the three and six months ended June 20, 2010 because this excess land was associated with a property that continues to be owned as part of our core operations.

In comparison, during the second quarter of 2009, we sold nine investment properties for $5.3 million, which resulted in a gain of $2.2 million. During the first six months of 2009, we sold ten investment properties for $6.4 million, which resulted in a gain of $2.4 million. The results of operations for these properties have been reclassified as discontinued operations.

Provisions for Impairment on Real Estate Acquired for Resale by Crest
For the second quarters of 2010 and 2009 and for the first six months of 2010, no provisions for impairment were recorded by Crest. For the first six months of 2009, provisions for impairment of $311,000 were recorded by Crest on five properties held for sale at June 30, 2009, two of which were sold in the fourth quarter of 2009. These provisions for impairment are included in "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statement of income for the six months ended June 30, 2009.

Provisions for Impairment on Realty Income Investment Properties
For the second quarter of 2010, a provision for impairment of $53,000 was recorded by Realty Income on one property, which was sold during the second quarter of 2010. This provision for impairment is included in "income from discontinued operations, real estate held for investment" on our consolidated income statement for the three months ended June 30, 2010. For the second quarter of 2009, no provisions for impairment were recorded by Realty Income.

For the first six months of 2010, provisions for impairment of $87,000 were recorded by Realty Income on two properties, both of which were sold in the second quarter of 2010. These provisions for impairment are included in "income from discontinued operations, real estate held for investment" on our consolidated statement of income for the six months ended June 30, 2010. For the first six months of 2009, no provisions for impairment were recorded by Realty Income.

Preferred Stock Dividends
Preferred stock cash dividends totaled $6.1 million in the second quarters of 2010 and 2009 and $12.1 million in the first six months of 2010 and 2009.

Net Income Available to Common Stockholders
Net income available to common stockholders was $25.0 million in the second quarter of 2010, a decrease of $1.5 million as compared to $26.5 million in the second quarter of 2009. Net income available to common stockholders was $49.1 million in the first six months of 2010, a decrease of $1.4 million as compared to $50.5 million in the first six months of 2009.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the second quarter of 2010 decreased by $389,000, or 0.8%, to $46.8 million as compared to $47.2 million in the second quarter of 2009. FFO for the first six months of 2010 decreased by $472,000, or 0.5%, to $93.4 million as compared to $93.9 million in the first six months of 2009. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income available to common stockholders	$24,985	$26,497	$49,127	$50,518
Depreciation and amortization:
Continuing operations	23,524	22,782	46,755	45,529
Discontinued operations	21	219	81	464
Depreciation of furniture, fixtures, and equipment	(76)	(79)	(154)	(160)
Gain on sales of land and investment properties:
Continuing operations	(468)	--	(468)	--
Discontinued operations	(1,195)	(2,239)	(1,898)	(2,436)
FFO available to common stockholders	$46,791	$47,180	$93,443	$93,915

FFO per common share:
Basic	$0.45	$0.46	$0.90	$0.91
Diluted	$0.45	$0.46	$0.90	$0.91

Distributions paid to common stockholders	$44,910	$44,464	$89,674	$88,826

FFO in excess of distributions paid to common stockholders	$1,881	$2,716	$3,769	$5,089

Weighted average number of common shares used for computation per share:
Basic	103,612,454	103,446,949	103,653,250	103,475,185
Diluted	103,765,828	103,450,457	103,778,609	103,479,897

We define FFO, a non-GAAP measure, consistent with the National Association of Real Estate Investment Trust's definition, as net income available to common stockholders, plus depreciation and amortization of real estate assets, reduced by gains on sales of investment properties and extraordinary items.

We consider FFO to be an appropriate supplemental measure of a REIT's operating performance as it is based on a net income analysis of property portfolio performance that adds back non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure. In addition, FFO is used as a measure of our compliance with the financial covenants of our credit facility.

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO for the second quarter of 2010 was $47.7 million as compared to $47.9 million in the second quarter of 2009. AFFO for the first six months of 2010 was $95.3 million as compared to $95.6 million in the first six months of 2009. We consider AFFO to be an appropriate supplemental measure of our performance because it provides analysts and investors with an additional indicator of our ability to pay dividends. Most companies in our industry use a similar measurement, but they may use the term "CAD" (for Cash Available for Distribution) or "FAD" (for Funds Available for Distribution). AFFO further adjusts FFO by adding back non-cash items that reduce net income in accordance with GAAP, and deducting such items as capitalized expenditures and straight-line rent revenue.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income available to common stockholders	$24,985	$26,497	$49,127	$50,518
Cumulative adjustments to calculate FFO(1)	21,806	20,683	44,316	43,397
FFO available to common stockholders	46,791	47,180	93,443	93,915
Amortization of share-based compensation	1,715	1,342	3,476	2,739
Amortization of deferred note financing costs(2)	343	341	683	681
Provisions for impairment	53	--	87	311
Capitalized leasing costs and commissions	(343)	(204)	(636)	(610)
Capitalized building improvements	(324)	(400)	(966)	(840)
Straight-line rent revenue(3)	(505)	(316)	(743)	(577)
Total AFFO available to common stockholders	$47,730	$47,943	$95,344	$95,619

AFFO per common share:
Basic	$0.46	$0.46	$0.92	$0.92
Diluted	$0.46	$0.46	$0.92	$0.92

Distributions paid to common stockholders	$44,910	$44,464	$89,674	$88,826

AFFO in excess of distributions paid to common stockholders	$2,820	$3,479	$5,670	$6,793

Weighted average number of common shares used for computation per share:
Basic	103,612,454	103,446,949	103,653,250	103,475,185
Diluted	103,765,828	103,450,457	103,778,609	103,479,897

(1)	See reconciling items for FFO presented on the previous page.
(2)
Amortization of deferred note financing costs includes the amortization of costs incurred and capitalized when our notes were issued in January 1999, March 2003, November 2003, March 2005, September 2005, September 2006, September 2007 and June 2010. These costs are being amortized over the lives of these notes. No costs associated with our credit facility agreements or annual fees paid to credit rating agencies have been included.

(3)	A negative amount indicates that our straight-line rent revenue was greater than our actual cash rent collected.

Presentation of the information regarding FFO and AFFO is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and AFFO in the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance. FFO and AFFO should not be considered as an alternative to reviewing our cash flows from operating, investing, and financing activities. In addition, FFO and AFFO should not be considered as a measure of liquidity, of our ability to make cash distributions, or of our ability to pay interest payments.

PROPERTY PORTFOLIO INFORMATION

At June 30, 2010, we owned a diversified portfolio:

●	Of 2,350 properties;
●	With an occupancy rate of 96.2%, or 2,260 properties occupied and only 90 properties available for lease;
●	Leased to 118 different retail and other commercial enterprises doing business in 32 separate industries;
●	Located in 49 states;
●	With over 19.5 million square feet of leasable space; and
●	With an average leasable space per property of approximately 8,300 square feet.

In addition to our real estate portfolio, our subsidiary, Crest, had an inventory of three properties located in three states at June 30, 2010. These properties are valued at $3.8 million and are classified as held for sale.

At June 30, 2010, of our 2,350 properties, 2,250 were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically responsible for future rent increases based on increases in the consumer price index (typically subject to ceilings), fixed increases or additional rent calculated as a percentage of the tenants' gross sales above a specified level.

Industry Diversification
The following table sets forth certain information regarding Realty Income's property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:
	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
Industries	Ended June 30, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
Apparel stores	1.1%	1.1%	1.1%	1.2%	1.7%	1.6%	1.8%
Automotive collision services	1.1	1.1	1.0	1.1	1.3	1.3	1.0
Automotive parts	1.4	1.5	1.6	2.1	2.8	3.4	3.8
Automotive service	4.9	4.8	4.8	5.2	6.9	7.6	7.7
Automotive tire services	6.6	6.9	6.7	7.3	6.1	7.2	7.8
Book stores	0.2	0.2	0.2	0.2	0.2	0.3	0.3
Business services	*	*	*	0.1	0.1	0.1	0.1
Child care	6.8	7.3	7.6	8.4	10.3	12.7	14.4
Consumer electronics	0.6	0.7	0.8	0.9	1.1	1.3	2.1
Convenience stores	17.2	16.9	15.8	14.0	16.1	18.7	19.2
Crafts and novelties	0.3	0.3	0.3	0.3	0.4	0.4	0.5
Distribution and office	1.0	1.0	1.0	0.6	--	--	--
Drug stores	4.1	4.3	4.1	2.7	2.9	2.8	0.1
Entertainment	1.3	1.3	1.2	1.4	1.6	2.1	2.3
Equipment rental services	0.2	0.2	0.2	0.2	0.2	0.4	0.3
Financial services	0.2	0.2	0.2	0.2	0.1	0.1	0.1
General merchandise	0.8	0.8	0.8	0.7	0.6	0.5	0.4
Grocery stores	0.7	0.7	0.7	0.7	0.7	0.7	0.8
Health and fitness	7.7	5.9	5.6	5.1	4.3	3.7	4.0
Home furnishings	1.3	1.3	2.4	2.6	3.1	3.7	4.1
Home improvement	1.8	1.9	1.9	2.1	3.4	1.1	1.0
Motor vehicle dealerships	2.7	2.7	3.1	3.1	3.4	2.6	0.6
Office supplies	1.0	1.0	1.0	1.1	1.3	1.5	1.6
Pet supplies and services	0.9	0.9	0.8	0.9	1.1	1.3	1.4
Private education	0.9	0.9	0.8	0.8	0.8	0.8	1.1
Restaurants	20.8	21.3	21.8	21.2	11.9	9.4	9.7
Shoe stores	--	--	--	--	--	0.3	0.3
Sporting goods	2.6	2.6	2.3	2.6	2.9	3.4	3.4
Theaters	9.1	9.2	9.0	9.0	9.6	5.2	3.5
Travel plazas	0.2	0.2	0.2	0.2	0.3	0.3	0.4
Video rental	0.4	1.0	1.1	1.7	2.1	2.5	2.8
Wine and spirits	0.4	--	--	--	--	--	--
Other	1.7	1.8	1.9	2.3	2.7	3.0	3.4
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*  Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations.

Service Category Diversification
The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at June 30, 2010, classified according to the business types and the level of services they provide (dollars in thousands):
Industry	Number of Properties	Rental Revenue for the Quarter Ended June 30, 2010(1)	Percentage of Rental Revenue
Tenants Providing Services
Automotive collision services	13	$886	1.1%
Automotive service	241	4,046	4.9
Child care	249	5,612	6.8
Entertainment	8	1,064	1.3
Equipment rental services	2	150	0.2
Financial services	13	191	0.2
Health and fitness	34	6,353	7.7
Private education	11	720	0.9
Theaters	34	7,563	9.1
Other	13	1,444	1.7
	618	28,029	33.9
Tenants Selling Goods and Services
Automotive parts (with installation)	26	454	0.6
Automotive tire services	154	5,467	6.6
Business services	1	5	*
Convenience stores	585	14,264	17.2
Distribution and office	3	865	1.0
Home improvement	2	55	*
Motor vehicle dealerships	17	2,228	2.7
Pet supplies and services	12	706	0.9
Restaurants	635	17,239	20.8
Travel plazas	1	187	0.2
Video rental	24	310	0.4
	1,460	41,780	50.4
Tenants Selling Goods
Apparel stores	6	902	1.1
Automotive parts	45	685	0.8
Book stores	2	167	0.2
Consumer electronics	9	521	0.6
Crafts and novelties	5	236	0.3
Drug stores	50	3,432	4.1
General merchandise	33	641	0.8
Grocery stores	9	592	0.7
Home furnishings	40	1,102	1.3
Home improvement	29	1,464	1.8
Office supplies	10	788	1.0
Pet supplies	2	40	*
Shoe stores	1	--	--
Sporting goods	19	2,133	2.6
Wine and spirits	12	320	0.4
	272	13,023	15.7
Totals	2,350	$82,832	100.0%

*  Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at June 30, 2010, including revenue from properties reclassified as discontinued operations of $30.

Lease Expirations
The following table sets forth certain information regarding Realty Income's property portfolio (excluding properties owned by Crest) regarding the timing of the lease term expirations (excluding extension options) on our 2,250 net leased, single-tenant properties as of June 30, 2010 (dollars in thousands):

	Total Portfolio			Initial Expirations(3)			Subsequent Expirations(4)
Year	Number of Leases Expiring(1)	Rental Revenue for the Quarter Ended June 30, 2010(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended June 30, 2010	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended June 30, 2010	% of Total Rental Revenue
2010	101	$2,004	2.4%	19	$509	0.6%	82	$1,495	1.8%
2011	116	3,305	4.0	62	2,068	2.5	54	1,237	1.5
2012	124	2,742	3.4	72	1,667	2.1	52	1,075	1.3
2013	141	4,766	5.9	91	3,708	4.6	50	1,058	1.3
2014	105	3,292	4.1	60	2,415	3.0	45	877	1.1
2015	134	3,378	4.1	94	2,525	3.1	40	853	1.0
2016	117	2,251	2.8	114	2,173	2.7	3	78	0.1
2017	50	1,819	2.2	39	1,604	2.0	11	215	0.2
2018	42	1,839	2.3	34	1,635	2.0	8	204	0.3
2019	98	5,092	6.3	92	4,720	5.8	6	372	0.5
2020	85	3,591	4.4	75	3,380	4.2	10	211	0.2
2021	177	7,566	9.3	176	7,511	9.2	1	55	0.1
2022	99	2,920	3.6	98	2,872	3.5	1	48	0.1
2023	250	8,401	10.3	248	8,327	10.2	2	74	0.1
2024	62	2,118	2.6	62	2,118	2.6	--	--	--
2025	69	5,583	6.9	65	5,514	6.8	4	69	0.1
2026	111	6,632	8.2	108	6,357	7.8	3	275	0.4
2027	159	4,837	6.0	158	4,820	6.0	1	17	*
2028	81	4,111	5.1	79	4,061	5.0	2	50	0.1
2029	49	1,272	1.6	48	1,257	1.6	1	15	*
2030	39	1,335	1.6	39	1,335	1.6	--	--	--
2031	27	662	0.8	27	662	0.8	--	--	--
2032	2	638	0.8	2	638	0.8	--	--	--
2033	7	460	0.6	7	460	0.6	--	--	--
2034	2	258	0.3	2	258	0.3	--	--	--
2037	2	354	0.4	2	354	0.4	--	--	--
2043	1	13	*	--	--	--	1	13	*
Totals	2,250	$81,239	100.0%	1,873	$72,948	89.8%	377	$8,291	10.2%

*  Less than 0.1%

(1)
Excludes ten multi-tenant properties and 90 vacant unleased properties, one of which is a multi-tenant property.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)
Includes rental revenue of $30 from properties reclassified as discontinued operations and excludes revenue of $1,593 from ten multi-tenant properties and from 90 vacant and unleased properties at June 30, 2010.

(3)	Represents leases to the initial tenant of the property that are expiring for the first time.
(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification
The following table sets forth certain state-by-state information regarding Realty Income's property portfolio (excluding properties owned by Crest) as of June 30, 2010 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended June 30, 2010(1)	Percentage of Rental Revenue
Alabama	62	97%	420,200	$1,807	2.2%
Alaska	2	100	128,500	277	0.3
Arizona	80	98	395,800	2,446	3.0
Arkansas	17	94	92,400	379	0.5
California	78	97	1,570,600	4,942	6.0
Colorado	51	94	471,400	1,782	2.1
Connecticut	24	96	276,600	1,385	1.7
Delaware	17	100	33,300	431	0.5
Florida	166	93	1,426,700	6,480	7.8
Georgia	131	95	905,500	3,787	4.6
Hawaii	--	--	--	--	--
Idaho	12	100	80,700	343	0.4
Illinois	85	98	1,008,800	4,959	6.0
Indiana	81	95	729,900	3,439	4.1
Iowa	21	100	290,600	1,015	1.2
Kansas	32	88	570,000	1,061	1.3
Kentucky	22	100	110,600	678	0.8
Louisiana	32	100	184,900	899	1.1
Maine	3	100	22,500	161	0.2
Maryland	28	100	266,600	1,600	1.9
Massachusetts	64	98	575,400	2,535	3.1
Michigan	52	98	257,300	1,271	1.5
Minnesota	20	100	389,000	1,541	1.9
Mississippi	71	96	347,600	1,482	1.8
Missouri	62	95	640,100	2,137	2.6
Montana	2	100	30,000	76	0.1
Nebraska	19	95	196,300	493	0.6
Nevada	14	100	153,300	760	0.9
New Hampshire	14	100	109,900	584	0.7
New Jersey	33	100	261,300	1,936	2.3
New Mexico	9	100	58,400	196	0.2
New York	40	95	502,300	2,376	2.9
North Carolina	94	98	531,700	2,884	3.5
North Dakota	6	100	36,600	57	0.1
Ohio	137	93	848,800	3,205	3.9
Oklahoma	24	100	137,400	588	0.7
Oregon	18	94	297,300	835	1.0
Pennsylvania	98	99	677,200	3,483	4.2
Rhode Island	3	100	11,000	58	0.1
South Carolina	99	100	372,500	2,257	2.7
South Dakota	9	100	24,900	102	0.1
Tennessee	133	93	621,700	2,721	3.3
Texas	214	96	2,284,600	7,893	9.5
Utah	4	100	25,200	94	0.1
Vermont	4	100	12,700	126	0.1
Virginia	103	96	633,600	3,356	4.1
Washington	36	92	286,200	955	1.2
West Virginia	2	100	23,000	121	0.1
Wisconsin	21	90	252,700	833	1.0
Wyoming	1	0	5,400	6	*
Totals/Average	2,350	96%	19,589,000	$82,832	100.0%

* Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at June 30, 2010, including revenue from properties reclassified as discontinued operations of $30.

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

Of our 2,350 properties in the portfolio, approximately 95.7% or 2,250 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

As of June 30, 2010, the impact of recent accounting pronouncements on our business is not considered to be material.

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

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes and bonds used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes and bonds, primarily at fixed rates. We were not a party to any derivative financial instruments at June 30, 2010. We do not enter into any derivative transactions for speculative or trading purposes.

The following table presents by year of expected maturity, the principal amounts, average interest rates, and estimated fair values of our fixed and variable rate debt as of June 30, 2010.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2010	$--	--%	$--	--%
2011(1)	--	--	26.9	1.35
2012	--	--	--	--
2013(2)	100.0	5.38	--	--
2014	--	--	--	--
Thereafter(3)	1,500.0	6.09	--	--
Totals	$1,600.0	6.05%	$26.9	1.35%
Fair Value(4)	$1,678.8		$26.9

(1)	The credit facility expires in May 2011.
(2)	$100 million matures in March 2013.
(3)
$150 million matures in November 2015, $275 million matures in September 2016, $175 million matures in September 2017, $550 million matures in August 2019, $250 million matures in January 2021 and $100 million matures in March 2035.

(4)
We base the estimated fair value of the fixed rate debt at June 30, 2010 on the indicative market prices and recent trading activity of our notes payable. The estimated fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the marketplace at June 30, 2010.

The table incorporates only those exposures that exist as of June 30, 2010. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. Our credit facility balance is variable. Based on our credit facility balance of $26.9 million at June 30, 2010, a 1% change in interest rates would change our interest costs by $269,000 per year.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of and for the quarter ended June 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls
There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation in the first six months of 2010. As of June 30, 2010, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

During the second quarter of 2010, the following shares of stock were withheld for state and federal payroll taxes on the vesting of employee stock awards, as permitted under the 2003 Incentive Award Plan of Realty Income Corporation: (1) 2,523 shares of stock during May 2010, at a price of $32.71 per share and (2) 450 shares of stock during June 2010, at a price of $31.83 per share.

Item 6.	Exhibits

Exhibit No.	Description

Articles of Incorporation and By-Laws

3.1
Articles of Incorporation of the Company, as amended by amendment No. 1 dated May 10, 2005 and amendment No. 2 dated May 10, 2005 (filed as exhibit 3.1 to the Company's Form 10-Q dated June 30, 2005, and incorporated herein by reference).

3.2
Amended and Restated Bylaws of the Company dated December 12, 2007 (filed as exhibit 3.1 to the Company's Form 8-K, filed on December 13, 2007 and dated December 12, 2007 and incorporated herein by reference), as amended on May 13, 2008 (amendment filed as exhibit 3.1 to the Company's Form 8-K, filed on May 14, 2008 and dated May 13, 2008, and incorporated herein by reference).

3.3
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock (filed as exhibit 3.8 to the Company's Form 8-A, filed on May 25, 2004 and incorporated herein by reference).

3.4
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating additional shares of the 7.375% Monthly Income Class D Cumulative Redeemable Preferred Stock (filed as exhibit 3.2 to the Company's Form 8-K, filed on October 19, 2004 and dated October 12, 2004 and incorporated herein by reference).

3.5
Articles Supplementary to the Articles of Incorporation of the Company classifying and designating the 6.75% Class E Cumulative Redeemable Preferred Stock (filed as exhibit 3.5 to the Company's Form 8-A, filed on December 5, 2006 and incorporated herein by reference).

Instruments defining the rights of security holders, including indentures

4.1
Indenture dated as of October 28, 1998 between the Company and The Bank of New York (filed as exhibit 4.1 to the Company's Form 8-K, filed on October 28, 1998 and dated October 27, 1998 and incorporated herein by reference).

4.2	Form of 5.375% Senior Notes due 2013 (filed as exhibit 4.2 to the Company's Form 8-K, filed on March 7, 2003 and dated March 5, 2003 and incorporated herein by reference).
4.3
Officer's Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.375% Senior Notes due 2013 (filed as exhibit 4.3 to the Company's Form 8-K, filed on March 7, 2003 and dated March 5, 2003 and incorporated herein by reference).

4.4	Form of 5.50% Senior Notes due 2015 (filed as exhibit 4.2 to the Company's Form 8-K, filed on November 24, 2003 and dated November 19, 2003 and incorporated herein by reference).
4.5
Officer's Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.50% Senior Notes due 2015 (filed as exhibit 4.3 to the Company's Form 8-K, filed on November 24, 2003 and dated November 19, 2003 and incorporated herein by reference).

4.6	Form of 5.875% Senior Notes due 2035 (filed as exhibit 4.2 to the Company's Form 8-K, filed on March 11, 2005 and dated March 8, 2005 and incorporated herein by reference).
4.7
Officer's Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.875% Senior Debentures due 2035 (filed as exhibit 4.3 to the Company's Form 8-K, filed on March 11, 2005 and dated March 8, 2005 and incorporated herein by reference).

4.8	Form of 5.375% Senior Notes due 2017 (filed as exhibit 4.2 to the Company's Form 8-K, filed on September 16, 2005 and dated September 8, 2005 and incorporated herein by reference).

4.9
Officer's Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.375% Senior Notes due 2017 (filed as exhibit 4.3 to the Company's Form 8-K, filed on September 16, 2005 and dated September 8, 2005 and incorporated herein by reference).

4.10	Form of 5.95% Senior Notes due 2016 (filed as exhibit 4.2 to the Company's Form 8-K, filed on September 18, 2006 and dated September 6, 2006 and incorporated herein by reference).
4.11
Officer's Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York, as Trustee, establishing a series of securities entitled 5.95% Senior Notes due 2016 (filed as exhibit 4.3 to the Company's Form 8-K, filed on September 18, 2006 and dated September 6, 2006 and incorporated herein by reference).

4.12	Form of 6.75% Notes due 2019 (filed as exhibit 4.2 to Company's Form 8-K, filed on September 5, 2007 and dated August 30, 2007 and incorporated herein by reference).
4.13
Officer's Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Trust Company, N.A., as Trustee, establishing a series of securities entitled 6.75% Senior Notes due 2019 (filed as exhibit 4.3 to the Company's Form 8-K, filed on September 5, 2007 and dated August 30, 2007 and incorporated herein by reference).

4.14	Form of 5.75% Notes due 2021 (filed as exhibit 4.2 to Company's Form 8-K, filed on June 29, 2010 and dated June 24, 2010 and incorporated herein by reference).
4.15
Officer's Certificate pursuant to sections 201, 301 and 303 of the Indenture dated October 28, 1998 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee, establishing a series of securities entitled "5.75% Senior Notes due 2021" (filed as exhibit 4.3 to the Company's Form 8-K, filed on June 29, 2010 and dated June 24, 2010 and incorporated herein by reference).

Material Contracts
10.1	Form of Restricted Stock Agreement for John P. Case (filed as exhibit 10.1 to the Company's Form 10-Q dated March 31, 2010, and incorporated herein by reference).

Certifications
* 31.1	Rule 13a-14(a) Certifications as filed by the Chief Executive Officer pursuant to SEC release No. 33-8212 and 34-47551.
* 31.2	Rule 13a-14(a) Certifications as filed by the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.
* 32	Section 1350 Certifications as furnished by the Chief Executive Officer and the Chief Financial Officer pursuant to SEC release No. 33-8212 and 34-47551.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY INCOME CORPORATION

Date: July 28, 2010	/s/ GREGORY J. FAHEY
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)