Form 10-Q
period 2010-09-30
REALTY INCOME CORP
filed 2010-10-28
CIK 726728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010, or

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

There were 110,696,548 shares of common stock outstanding as of October 20, 2010.

REALTY INCOME CORPORATION

Form 10-Q
September 30, 2010

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009
(dollars in thousands, except per share data)

	2010	2009
ASSETS	(unaudited)
Real estate, at cost:
Land	$1,353,973	$1,169,295
Buildings and improvements	2,366,621	2,270,161
Total real estate, at cost	3,720,594	3,439,456
Less accumulated depreciation and amortization	(690,511)	(630,840)
Net real estate held for investment	3,030,083	2,808,616
Real estate held for sale, net	9,639	8,266
Net real estate	3,039,722	2,816,882
Cash and cash equivalents	155,582	10,026
Accounts receivable, net	10,398	10,396
Goodwill	17,206	17,206
Other assets, net	62,626	60,277
Total assets	$3,285,534	$2,914,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Distributions payable	$17,954	$16,926
Accounts payable and accrued expenses	26,846	38,445
Other liabilities	13,750	16,807
Line of credit payable	--	4,600
Notes payable	1,600,000	1,350,000
Total liabilities	1,658,550	1,426,778

Commitments and contingencies

Stockholders' equity:
Preferred stock and paid in capital, par value $1.00 per share,
20,000,000 shares authorized, 13,900,000 shares issued
and outstanding	337,790	337,790
Common stock and paid in capital, par value $1.00 per share,
200,000,000 shares authorized, 110,696,348 and 104,286,705
shares issued and outstanding as of September 30, 2010 and
December 31, 2009, respectively	1,829,223	1,629,237
Distributions in excess of net income	(540,029)	(479,018)
Total stockholders' equity	1,626,984	1,488,009
Total liabilities and stockholders' equity	$3,285,534	$2,914,787

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2010 and 2009
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUE
Rental	$87,089	$81,036	$252,369	$243,292
Other	84	427	854	1,255
Total revenue	87,173	81,463	253,223	244,547

EXPENSES
Depreciation and amortization	24,100	22,680	70,621	67,976
Interest	25,135	21,374	68,106	64,151
General and administrative	6,165	4,906	19,526	15,862
Property	1,763	1,472	5,355	5,290
Income taxes	335	74	890	684
Total expenses	57,498	50,506	164,498	153,963
Income from continuing operations	29,675	30,957	88,725	90,584
Income from discontinued operations:
Real estate acquired for resale by Crest	221	207	585	308
Real estate held for investment	1,758	1,988	3,597	4,904
Total income from discontinued operations	1,979	2,195	4,182	5,212
Net income	31,654	33,152	92,907	95,796
Preferred stock cash dividends	(6,063)	(6,063)	(18,190)	(18,190)
Net income available to common stockholders	$25,591	$27,089	$74,717	$77,606

Amounts available to common stockholders per common share:
Income from continuing operations:
Basic	$0.23	$0.24	$0.68	$0.70
Diluted	$0.23	$0.24	$0.68	$0.70
Net income:
Basic	$0.25	$0.26	$0.72	$0.75
Diluted	$0.25	$0.26	$0.72	$0.75
Weighted average common shares outstanding:
Basic	103,830,029	103,470,512	103,781,108	103,528,952
Diluted	103,977,023	103,481,892	103,887,679	103,532,894

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2010 and 2009
(dollars in thousands)(unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92,907	$95,796
Adjustments to net income:
Depreciation and amortization	70,621	67,976
Income from discontinued operations:
Real estate acquired for resale	(585)	(308)
Real estate held for investment	(3,597)	(4,904)
Gain on sales of land	(468)	(15)
Amortization of share-based compensation	4,824	3,733
Cash provided by discontinued operations:
Real estate acquired for resale	585	648
Real estate held for investment	368	1,645
Collection of notes receivable by Crest	103	96
Change in assets and liabilities:
Accounts receivable and other assets	7,023	5,006
Accounts payable, accrued expenses and other liabilities	(15,020)	(20,849)
Net cash provided by operating activities	156,761	148,824

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sales of investment properties:
Continuing operations	--	170
Discontinued operations	15,294	10,409
Funds held in escrow pending property acquisitions	(5,000)	--
Restricted escrow deposit for Section 1031 tax-deferred exchange	(687)	--
Acquisition of and improvements to investment properties	(304,615)	(13,644)
Intangibles acquired in connection with acquisitions of investment properties	--	(860)
Net cash used in investing activities	(295,008)	(3,925)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to common stockholders	(134,700)	(133,367)
Cash dividends to preferred stockholders	(18,190)	(18,190)
Borrowings from line of credit	408,700	--
Payments under line of credit	(413,300)	--
Proceeds from notes issued, net of financing costs of $3,869	246,131	--
Proceeds from common stock offering, net of costs of $10,131	196,899	--
Principal payment on notes payable	--	(20,000)
Other items	(1,737)	(115)
Net cash provided by (used in) financing activities	283,803	(171,672)
Net increase (decrease) in cash and cash equivalents	145,556	(26,773)
Cash and cash equivalents, beginning of period	10,026	46,815
Cash and cash equivalents, end of period	$155,582	$20,042

For supplemental disclosures, see note 12.

The accompanying notes to consolidated financial statements are an integral part of these statements.

REALTY INCOME CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

At September 30, 2010, we owned 2,342 properties, located in 49 states, containing over 19.5 million leasable square feet, along with three properties owned by our wholly-owned taxable REIT subsidiary, Crest Net Lease, Inc. ("Crest"). Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code").

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

C.  We recognize an allowance for doubtful accounts relating to accounts receivable for amounts deemed uncollectible. We consider tenant specific issues, such as financial stability and ability to pay rent, when determining collectibility of accounts receivable and appropriate allowances to record.  The allowance for doubtful accounts at September 30, 2010 was $1.1 million and at December 31, 2009 was $865,000.

	September 30,	December 31,
D. Other assets consist of the following (dollars in thousands) at:	2010	2009
Notes receivable issued in connection with Crest property sales	$22,110	$22,214
Deferred bond financing costs, net	14,644	11,899
Value of in-place and above-market leases, net	9,826	10,928
Prepaid expenses	6,970	7,738
Funds held in escrow pending property acquisitions	5,000	--
Corporate assets, net of accumulated depreciation and amortization	863	1,058
Restricted escrow deposit for Section 1031 tax-deferred exchange	687	4,479
Credit facility organization costs, net	673	1,470
Other items	1,853	491
	$62,626	$60,277

E. Distributions payable consist of the following declared	September 30,	December 31,
distributions (dollars in thousands) at:	2010	2009
Common stock distributions	$15,933	$14,905
Preferred stock dividends	2,021	2,021
	$17,954	$16,926

F. Accounts payable and accrued expenses consist of the	September 30,	December 31,
following (dollars in thousands) at:	2010	2009
Bond interest payable	$13,172	$25,972
Other items	13,674	12,473
	$26,846	$38,445

	September 30,	December 31,
G. Other liabilities consist of the following (dollars in thousands) at:	2010	2009
Rent received in advance	$7,364	$10,341
Security deposits	4,436	4,334
Value of in-place below-market leases, net	1,950	2,132
	$13,750	$16,807

H.   Goodwill is tested for impairment during the second quarter of each year as well as when events or circumstances occur indicating that our goodwill might be impaired. During our test for impairment of goodwill, during the second quarters of 2010 and 2009, we determined that the estimated fair values of our reporting units exceeded their carrying values.  We did not record any impairment on our existing goodwill in 2010 or 2009.

3.    Properties Acquired

We acquire the land, buildings and improvements that are necessary for the successful operations of retail and other commercial enterprises.

A.  During the first nine months of 2010, Realty Income invested $302.9 million in 23 new properties with an initial weighted average contractual lease rate of 7.6%. These 23 properties are located in eight states, contain over 511,000 leasable square feet, and are 100% leased with an average lease term of 18.3 years. The initial weighted average contractual lease rate is computed by dividing the estimated aggregate base rent for the first year of each lease by the estimated total cost of the properties. In connection with these acquisitions, transaction costs of $191,000 were recorded to "general and administrative" expense on our consolidated statement of income, for the nine months ended September 30, 2010.

Included in the $302.9 million invested during the first nine months of 2010, is the acquisition and lease-back of approximately $269.2 million of winery and vineyard properties under 20-year, triple-net lease agreements with Diageo Chateau & Estates Wine Company, guaranteed by Diageo plc (NYSE: ADR: DEO) (together with its subsidiaries, "Diageo"). The properties are all located in California's Napa Valley and include two wineries that produce wines for Diageo's Sterling Vineyards ("Sterling") and Beaulieu Vineyards ("BV") brands and 11 vineyards producing grapes for their Sterling, BV and other brands. The properties include approximately 2,000 acres and 400,000 square feet of winery, production, storage, shipping and tourist buildings. Diageo will continue to operate the wineries and vineyards.

In comparison, during the first nine months of 2009, we invested $11.9 million in three new properties and previously acquired properties with an initial weighted average contractual lease rate of 10.1%.  In connection with these acquisitions, transaction costs of $44,000 were recorded to "general and administrative" expense on our consolidated statements of income for the three and nine months ended September 30, 2009.  The three properties are located in two states, contain over 87,000 leasable square feet, and are 100% leased with an average lease term of 12.4 years.

B.  During the first nine months of 2010 and 2009, Crest did not invest in any new properties.

C.  Crest's property inventory, at September 30, 2010 and at December 31, 2009, consisted of three properties valued at $3.8 million. These amounts are included on our consolidated balance sheets in "real estate held for sale, net.”

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

Of the $11.9 million invested in the first nine months of 2009, $10.5 million was used to acquire three properties with existing leases. In accordance with the policy above, we recorded $1.4 million as the intangible value of the in-place leases, $150,000 as the intangible value of above-market leases and $655,000 as the intangible value of below-market leases for the first nine months of 2009. The value of the in-place and above-market leases are recorded to "other assets" on our consolidated balance sheet, as of September 30, 2009, and the value of the below-market leases are recorded to "other liabilities" on our consolidated balance sheet, as of September 30, 2009. All of these amounts are amortized over the life of the respective leases. No properties with in-place leases were acquired during the first nine months of 2010.

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

In May 2008, as a result of entering into our current credit facility, we incurred $3.2 million of credit facility origination costs that were capitalized and are being amortized over three years. The costs that were capitalized are included in "other assets" on our consolidated balance sheets, with balances of $673,000 at September 30, 2010 and $1.5 million at December 31, 2009.

The average borrowing rate on our credit facility was 1.3%, during the first nine months of 2010. We did not utilize our credit facility during the first nine months of 2009. Our effective borrowing rate at September 30, 2010 was 1.3% and at September 30, 2009 was 1.2%. Our credit facility is subject to various leverage and interest coverage ratio limitations. We are in compliance with these covenants.

We regularly review our credit facility and may seek to extend, renew, or replace our credit facility, to the extent we deem appropriate.

5.      Notes Payable

A.	General

Our senior unsecured note obligations consist of the following at September 30, 2010 and December 31, 2009, sorted by maturity date (dollars in millions):
	September 30, 2010	December 31, 2009
5.375% notes, issued in March 2003 and due in March 2013	$100	$100
5.5% notes, issued in November 2003 and due in November 2015	150	150
5.95% notes, issued in September 2006 and due in September 2016	275	275
5.375% notes, issued in September 2005 and due in September 2017	175	175
6.75% notes, issued in September 2007 and due in August 2019	550	550
5.75% notes, issued in June 2010 and due in January 2021	250	--
5.875% bonds, issued in March 2005 and due in March 2035	100	100
	$1,600	$1,350

B.	Note Issuance

In June 2010, we issued $250.0 million in aggregate principal amount of 5.75% senior unsecured notes due January 2021 (the "2021 Notes"). The price to the investor for the 2021 Notes was 99.404% of the principal amount for an effective yield of 5.826%. The net proceeds of approximately $246.1 million from this offering were used to repay borrowings under our acquisition credit facility, which were used to finance the acquisition of the Diageo properties.  Interest is paid semiannually on the 2021 Notes.

C.	Note Redemption

On their maturity date in January 2009, we redeemed, using cash on hand, all of our outstanding 8.00% notes issued in January 1999 at a redemption price equal to 100% of the principal amount of $20 million, plus accrued and unpaid interest.

6.           Issuance of Common Stock

In September 2010, we issued 6,198,500 shares of common stock at a price of $33.40 per share.  The net proceeds of approximately $196.9 million were used to repay borrowings of $49.7 million under our acquisition credit facility and to fund $126.5 million of property acquisitions during October 2010. The remaining net proceeds were used for general corporate purposes and working capital.

7.           Fair Value of Financial Assets and Liabilities

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

We believe that the carrying values reflected on our consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for our notes receivable issued in connection with property sales and our notes payable, which are disclosed below (dollars in millions):

	Carrying value per	Estimated
At September 30, 2010	balance sheet	fair value
Notes receivable issued in connection with Crest property sales	$22.1	$22.2
Notes payable	$1,600.0	$1,737.8

	Carrying value per	Estimated
At December 31, 2009	balance sheet	fair value
Notes receivable issued in connection with Crest property sales	$22.2	$20.0
Notes payable	$1,350.0	$1,276.4

The estimated fair value of our notes receivable, issued in connection with property sales, has been calculated by discounting the future cash flows using an interest rate based upon the current 5-year or 7-year Treasury Yield Curve plus an applicable credit-adjusted spread. These notes receivable were issued in connection with the sale of three Crest properties. Payments to us on these notes receivable are current and no allowance for doubtful accounts has been recorded for them.

The estimated fair value of our notes payable is based upon indicative market prices and recent trading activity of our notes.

8.	Gain on Sales of Investment Properties by Realty Income

During the third quarter of 2010, we sold nine investment properties for $8.9 million, which resulted in a gain of $1.9 million. During the first nine months of 2010, we sold 19 investment properties for $16.1 million, which resulted in a gain of $3.8 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, we sold excess land from one property for $600,000, which resulted in a gain of $468,000. This gain is included in "other revenue" on our consolidated statement of income, for the nine months ended September 30, 2010, because this excess land was associated with a property that continues to be owned as part of our core operations.

In comparison, during the third quarter of 2009, we sold seven investment properties for $4.4 million, which resulted in a gain of $1.8 million. During the first nine months of 2009, we sold 17 investment properties for $10.8 million, which resulted in a gain of $4.2 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, we received proceeds of $170,000 from the sale of excess land from one property, which resulted in a gain of $15,000. This gain is included in "other revenue" on our consolidated statement of income, for the three and nine months ended September 30, 2009, because this excess land was associated with a property that continues to be owned as part of our core operations.

During the first nine months of 2010 and 2009, Crest did not sell any properties.

9.	Discontinued Operations

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, an impairment is recorded if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key factors that we use in this analysis include: projected rental rates, capital expenditures, and property sales capitalization rates. Additionally, a property classified as held for sale is carried at the lower of carrying cost or estimated fair value, less the estimated cost to sell.

For the third quarter of 2010, we recorded a provision for impairment of $84,000 on one property, which was sold during the third quarter of 2010. This provision for impairment is included in "income from discontinued operations, real estate held for investment" on our consolidated income statement for the three months ended September 30, 2010. For the third quarter of 2009, we did not record any provisions for impairment.

For the first nine months of 2010, we recorded provisions for impairment of $171,000 on three properties, all of which were sold in the first nine months of 2010. These provisions for impairment are included in "income from discontinued operations, real estate held for investment" on our consolidated statement of income for the nine months ended September 30, 2010. For the first nine months of 2009, we did not record any provisions for impairment.

For the three and nine months ended September 30,  2010, no provisions for impairment were recorded by Crest. For the third quarter of 2009, provisions for impairment of $29,000 were recorded by Crest on two properties held for sale at September 30, 2009, one of which was sold in the fourth quarter of 2009. For the first nine months of 2009, provisions for impairment of $340,000 were recorded by Crest on five properties held for sale at September 30, 2009, two of which were sold in the fourth quarter of 2009. These provisions for impairment are included in "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statement of income for the three and nine months ended September 30, 2009.

Operations from 13 of our investment properties were classified as held for sale at September 30, 2010, plus properties sold in 2010 and 2009, are reported as discontinued operations. Their respective results of operations have been reclassified to "income from discontinued operations, real estate held for investment" on our consolidated statements of income. We do not depreciate properties that are classified as held for sale.

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

The following is a summary of Crest's "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income (dollars in thousands):

	Three months ended		Nine months ended
Crest's income from discontinued operations,	September 30,		September 30,
real estate acquired for resale	2010	2009	2010	2009
Rental revenue	$--	$66	$22	$198
Interest and other revenue	348	351	1,050	1,053
Interest expense	(137)	(140)	(400)	(462)
General and administrative expense	(28)	(82)	(213)	(250)
Property expenses	(50)	(29)	(162)	(97)
Provisions for impairment	--	(29)	--	(340)
Income taxes	88	70	288	206
Income from discontinued operations, real estate acquired for resale by Crest	$221	$207	$585	$308

The following is a summary of Realty Income's "income from discontinued operations, from real estate held for investment" on our consolidated statements of income (dollars in thousands):

	Three months ended		Nine months ended
Realty Income's income from discontinued operations,	September 30,		September 30,
real estate held for investment	2010	2009	2010	2009
Gain on sales of investment properties	$1,919	$1,799	$3,816	$4,235
Rental revenue	179	660	1,054	2,232
Other revenue	7	5	25	30
Depreciation and amortization	(101)	(279)	(416)	(976)
Property expenses	(162)	(197)	(711)	(617)
Provisions for impairment	(84)	--	(171)	--
Income from discontinued operations, real estate held for investment	$1,758	$1,988	$3,597	$4,904

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
Total discontinued operations	2010	2009	2010	2009
Real estate acquired for resale by Crest	$221	$207	$585	$308
Real estate held for investment	1,758	1,988	3,597	4,904
Income from discontinued operations	$1,979	$2,195	$4,182	$5,212

Per common share, basic and diluted	$0.02	$0.02	$0.04	$0.05

The per share amounts for "income from discontinued operations" above and the "income from continuing operations" and "net income" reported on our consolidated statements of income have each been calculated independently.

10.   Distributions Paid and Payable

A.  Common Stock

We pay monthly distributions to our common stockholders.  The following is a summary of the monthly distributions paid per common share for the first nine months of 2010 and 2009:

Month	2010	2009
January	$0.1430000	$0.1417500
February	0.1430000	0.1417500
March	0.1430000	0.1417500
April	0.1433125	0.1420625
May	0.1433125	0.1420625
June	0.1433125	0.1420625
July	0.1436250	0.1423750
August	0.1436250	0.1423750
September	0.1436250	0.1423750
Total	$1.2898125	$1.2785625

At September 30, 2010, a distribution of $0.1439375 per common share was payable and was paid in October 2010.

B.  Preferred Stock

In 2004, we issued 5.1 million shares of 7.375% Monthly Income Class D cumulative redeemable preferred stock. In May 2009, the Class D preferred stock became redeemable, at our option, for $25 per share. During each of the first nine months of 2010 and 2009, we paid nine monthly dividends to holders of our Class D preferred stock totaling $1.3828131 per share, or $7.1 million, and at September 30, 2010, a monthly dividend of $0.1536459 per share was payable and was paid in October 2010.

In 2006, we issued 8.8 million shares of 6.75% Monthly Income Class E cumulative redeemable preferred stock. Beginning December 7, 2011, the Class E preferred stock becomes redeemable, at our option, for $25 per share. During each of the first nine months of 2010 and 2009, we paid nine monthly dividends to holders of our Class E preferred stock totaling $1.265625 per share, or $11.1 million, and at September 30, 2010, a monthly dividend of $0.140625 per share was payable and was paid in October 2010.

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

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average shares used for the basic net income per share computation	103,830,029	103,470,512	103,781,108	103,528,952
Incremental shares from share-based compensation	146,994	11,380	106,571	3,942
Adjusted weighted average shares used for diluted net income per share computation	103,977,023	103,481,892	103,887,679	103,532,894
Unvested shares from share-based compensation that were anti-dilutive	87,000	449,131	87,000	653,552

12.	Supplemental Disclosures of Cash Flow Information

Interest paid in the first nine months of 2010 was $78.5 million and in the first nine months of 2009 was $79.1 million.

Interest capitalized to properties under development in the first nine months of 2010 was $5,000 and in the first nine months of 2009 was $2,000.

Income taxes paid by Realty Income and Crest in the first nine months of 2010 was $947,000 and in the first nine months of 2009 was $1.0 million.

The following non-cash investing and financing activities are included in the accompanying consolidated financial statements:

A.  Share-based compensation expense for the first nine months of 2010 was $4.8 million and for the first nine months of 2009 was $3.7 million.

B.  See note 9 for a discussion of impairments recorded by Realty Income and Crest in the first nine months of 2010 and 2009.

C.  In the first nine months of 2010, we recorded a $799,000 receivable for the sale of an investment property as a result of an eminent domain action and recorded a $600,000 receivable for the sale of excess land from an investment property. These receivables are included in "other assets" on our consolidated balance sheet at September 30, 2010.

D.  Accrued costs on properties under development resulted in an increase in buildings and improvements and accounts payable of $545,000 at September 30, 2010.

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

The following tables set forth certain information regarding the properties owned by us, classified according to the business of the respective tenants, as of September 30, 2010 (dollars in thousands):

	September 30,	December 31,
Assets, as of:	2010	2009
Segment net real estate:
Automotive service	$107,449	$105,084
Automotive tire services	196,611	201,233
Child care	74,168	77,987
Convenience stores	467,754	477,640
Drug stores	137,656	141,057
Health and fitness	217,902	200,316
Restaurants	715,264	730,459
Theaters	283,401	290,386
Wine and spirits	268,124	--
24 non-reportable segments	571,393	592,720
Total segment net real estate	3,039,722	2,816,882
Other intangible assets - Automotive tire services	603	647
Other intangible assets - Drug stores	5,374	6,066
Other intangible assets - Grocery stores	822	860
Other intangible assets - Health and fitness	798	845
Other intangible assets – Theaters	1,655	1,885
Other intangible assets – Other	574	625
Goodwill - Automotive service	1,338	1,338
Goodwill - Child care	5,353	5,353
Goodwill - Convenience stores	2,074	2,074
Goodwill - Home furnishings	1,557	1,557
Goodwill – Restaurants	3,779	3,779
Goodwill - non-reportable segments	3,105	3,105
Other corporate assets	218,780	69,771
Total assets	$3,285,534	$2,914,787

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue	2010	2009	2010	2009
Segment rental revenue:
Automotive service	$4,052	$3,864	$12,009	$11,895
Automotive tire services	5,467	5,560	16,392	17,169
Child care	5,766	6,112	16,970	17,944
Convenience stores	14,362	13,874	42,838	41,258
Drug stores	3,479	3,431	10,343	10,294
Health and fitness	5,966	4,881	17,984	14,308
Restaurants	17,117	17,211	52,457	51,930
Theaters	7,563	7,498	22,690	22,493
Wine and spirits	4,838	--	5,158	--
24 non-reportable segments(1)	18,479	18,605	55,528	56,001
Total rental revenue	87,089	81,036	252,369	243,292
Other revenue	84	427	854	1,255
Total revenue	$87,173	$81,463	$253,223	$244,547

(1) Crest's revenue appears in "income from discontinued operations, real estate acquired for resale by Crest" and is not included in this table, which covers revenue but does not include revenue classified as part of income from discontinued operations.

14.    Common Stock Incentive Plan

In 2003, our Board of Directors adopted, and our stockholders approved, the 2003 Incentive Award Plan of Realty Income Corporation (the "Stock Plan") to enable us to attract and retain the services of directors, employees and consultants considered essential to our long-term success. The Stock Plan offers our directors, employees, and consultants an opportunity to own stock in Realty Income and/or rights that will reflect our growth, development, and financial success. The Stock Plan was amended and restated by our Board of Directors in February 2006 and in May 2007.

The amount of share-based compensation costs recognized in "general and administrative" expense on our consolidated statements of income during the third quarter of 2010 was $1.3 million, during the third quarter of 2009 was $994,000, during the first nine months of 2010 was $4.8 million and during the first nine months of 2009 was $3.7 million.

The following table summarizes our common stock grant activity under our Stock Plan.  Our common stock grants vest over periods ranging from immediately to 10 years.

	For the nine months ended September 30, 2010		For the year ended December 31, 2009
	Number of shares	Weighted average price (1)	Number of shares	Weighted average price (1)
Outstanding nonvested shares, beginning of year	853,234	$19.14	994,453	$19.70
Shares granted	277,600	28.98	142,860	22.86
Shares vested	(204,469)	23.67	(214,521)	23.14
Shares forfeited	(987)	26.03	(69,558)	25.95
Outstanding nonvested shares, end of each period	925,378	$21.10	853,234	$19.14

(1) Grant date fair value.

During the first nine months of 2010, we issued 277,600 shares of common stock under our Stock Plan. These shares vest over the following service periods: 32,000 vested immediately, 5,000 vest over a service period of two years, 12,000 vest over a service period of three years, 50,000 vest over a service period of four years, and 178,600 vest over a service period of five years.

As of September 30, 2010, the remaining unamortized share-based compensation expense totaled $19.5 million, which is being amortized on a straight-line basis over the service period of each applicable award.

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

As of September 30, 2010, there were 4,494 vested stock options outstanding and exercisable with an exercise price of $14.70. There were 1,352 stock options exercised in the first nine months of 2010, at an exercise price of $14.70. There were no stock option forfeitures in the first nine months of 2010. No stock options were granted after January 1, 2002. Stock options were granted with an exercise price equal to the underlying stock's fair value at the date of grant. The outstanding stock options expire on December 31, 2011, ten years from the date they were granted.

15.   Commitments and Contingencies

In the ordinary course of business, we are party to various legal actions which we believe are routine in nature and incidental to the operation of our business. We believe that the outcome of the proceedings will not have a material adverse effect upon our consolidated financial position or results of operations.

At September 30, 2010, we have contingent payments of $934,000 for tenant improvements and leasing costs. In addition, we have committed $966,000 under construction contracts, which is expected to be paid in the next twelve months.

16.   Subsequent Events

In October 2010, we acquired 23 retail properties leased to 13 tenants in six states, for approximately $126.5 million, under long-term, net lease agreements. The properties are in eight different industries, all of which are already in our portfolio.  All of the properties acquired have in-place leases.  These acquisitions were funded by our common stock offering in September 2010.

In October 2010, we announced that we signed a purchase agreement to acquire 136 retail properties for approximately $250 million under long-term, net lease agreements. The properties are of a type we already have in our portfolio. While this acquisition of properties is subject to a number of conditions, it is anticipated that the transaction should be completed in the next 90 days. If the transaction is completed, we expect to fund the purchase price with cash on hand, borrowings under our acquisition credit facility and/or the possible issuance of public securities.

In October 2010, we declared the following dividends, which will be paid in November 2010:

-	$0.1439375 per share to our common stockholders;
-	$0.1536459 per share to our Class D preferred stockholders; and
-	$0.140625 per share to our Class E preferred stockholders.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

In addition, we seek to increase distributions to stockholders and FFO per share through both active portfolio management and the acquisition of additional properties. Our portfolio management generally includes seeking:

●	Contractual rent increases on existing leases;
●	Rent increases at the termination of existing leases, when market conditions permit; and
●	The active management of our property portfolio, including re-leasing vacant properties, and selectively selling properties, thereby mitigating our exposure to certain tenants and markets.

In acquiring additional properties, our strategy is to primarily acquire properties that are:

●	Freestanding, single-tenant locations;
●	Leased to regional and national commercial enterprises; and
●	Leased under long-term, net-lease agreements.

At September 30, 2010, we owned a diversified portfolio:

●	Of 2,342 properties;
●	With an occupancy rate of 96.4%, or 2,258 properties occupied and only 84 properties available for lease;
●	Leased to 118 different retail and other commercial enterprises doing business in 32 separate industries;
●	Located in 49 states;
●	With over 19.5 million square feet of leasable space; and
●	With an average leasable space per property of approximately 8,300 square feet.

Of the 2,342 properties in the portfolio, 2,331, or 99.5%, are single-tenant properties, and the remaining 11 are multi-tenant, distribution and office properties. At September 30, 2010, of the 2,331 single-tenant properties, 2,248 were leased with a weighted average remaining lease term (excluding extension options) of approximately 11.2 years.

In addition, at September 30, 2010, our wholly-owned taxable REIT subsidiary, Crest, had an inventory of three properties valued at $3.8 million, which are classified as held for sale. Crest was created to buy and sell properties, primarily to individual investors who are involved in tax-deferred exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"). In addition to the three properties, Crest also holds notes receivable of $22.1 million at September 30, 2010.

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

At September 30, 2010, we classified real estate with a carrying amount of $9.6 million as held for sale on our balance sheet, which includes three properties owned by Crest, valued at $3.8 million. Additionally, we anticipate selling investment properties from our portfolio that have not yet been specifically identified, from which we anticipate receiving between $10 million and $35 million in proceeds during the next 12 months. We intend to invest these proceeds into new property acquisitions, if there are attractive opportunities available. However, we cannot guarantee that we will sell properties during the next 12 months or be able to invest the proceeds from the sales of any properties in new properties.

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

RECENT DEVELOPMENTS

Increases in Monthly Distributions to Common Stockholders
We continue our 41-year policy of paying distributions monthly. Monthly distributions per share increased in April 2010 by $0.0003125 to $0.1433125, in July 2010 by $0.0003125 to $0.143625 and in October 2010 by $0.0003125 to $0.1439375. The increase in October 2010 was our 52nd consecutive quarterly increase, which was the 59th increase in the amount of our dividend since our listing on the New York Stock Exchange, or NYSE, in 1994. In the first nine months of 2010, we paid three monthly cash distributions per share in the amount of $0.143, three in the amount of $0.1433125 and three in the amount of $0.143625, totaling $1.2898125. In September 2010 and October 2010, we declared distributions of $0.1439375 per share, which were paid in October 2010 and will be paid in November 2010, respectively.

The current monthly distribution of $0.1439375 per share represents an annualized distribution of $1.72725 per share, and an annualized distribution yield of approximately 5.1% based on the last reported sale price of our common stock on the NYSE of $33.72 on September 30, 2010. Although we expect to continue our policy of paying monthly distributions, we cannot guarantee that we will maintain our current level of distributions, that we will continue our pattern of increasing distributions per share, or what our actual distribution yield will be in any future period.

Acquisitions during the Third Quarter of 2010
During the third quarter of 2010, Realty Income invested $13.9 million in two new properties with an initial weighted average contractual lease rate of 7.8%. These two properties are located in two states, contain over 9,000 leasable square feet, and are 100% leased with an average lease term of 17.4 years. One of the new properties acquired by Realty Income is net-leased to a commercial enterprise in the restaurant industry.  The other new property, which is included in the wine and spirits industry, was acquired as part of the acquisition of properties from Diageo Chateau & Estates Wine Company, guaranteed by Diageo plc (together with its subsidiaries, “Diageo”), as described below.

Acquisitions during the First Nine Months of 2010
During the first nine months of 2010, Realty Income invested $302.9 million in 23 new properties with an initial weighted average contractual lease rate of 7.6%. These 23 properties are located in eight states, contain over 511,000 leasable square feet, and are 100% leased with an average lease term of 18.3 years. The 23 new properties acquired by Realty Income are net-leased to commercial enterprises in the following five industries: automotive service, convenience store, health and fitness, restaurant and wine and spirits. There were no acquisitions by Crest in the first nine months of 2010.

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

Included in the $302.9 million invested during the first nine months of 2010 is the acquisition and lease back of approximately $269.2 million of winery and vineyard properties under 20-year, triple-net lease agreements with Diageo. The properties are all located in California's Napa Valley and include two wineries that produce wines for Diageo's Sterling Vineyards ("Sterling") and Beaulieu Vineyards ("BV") brands and 11 vineyards producing grapes for their Sterling, BV and other brands. The properties include approximately 2,000 acres and 400,000 square feet of winery, production, storage, shipping and tourist buildings. Diageo will continue to operate the wineries and vineyards. As a result of this acquisition of properties, Diageo has become our largest tenant based on our rental revenue. Headquartered in London, Diageo is a global premium drinks company with a well-known portfolio of international brands of spirits, beer and wine.  Diageo ordinary shares trade on the London Stock Exchange under the symbol "DGE.L" and the New York stock exchange ("NYSE") under the symbol "DEO."

Acquisitions during the Fourth Quarter of 2010
In October 2010, we acquired 23 retail properties leased to 13 tenants in six states, for approximately $126.5 million, under long-term, net lease agreements. The properties are in eight different industries, all of which are already in our portfolio.  All of the properties acquired have in-place leases.  These acquisitions were funded by our common stock offering in September 2010.

In October 2010, we announced that we signed a purchase agreement to acquire 136 retail properties for approximately $250 million under long-term, net lease agreements. The properties are of a type we already have in our portfolio. While this acquisition of properties is subject to a number of conditions, it is anticipated that the transaction should be completed in the next 90 days. If the transaction is completed, we expect to fund the purchase price with cash on hand, borrowings under our acquisition credit facility and/or the possible issuance of public securities.

Investments in Existing Properties
In the third quarter of 2010, we capitalized costs of $676,000 on existing properties in our portfolio, consisting of $238,000 for re-leasing costs and $438,000 for building improvements.

In the first nine months of 2010, we capitalized costs of $2.3 million on existing properties in our portfolio, consisting of $874,000 for re-leasing costs and $1.4 million for building improvements.

Issuance of Common Stock
In September 2010, we issued 6,198,500 shares of common stock at a price of $33.40 per share. The net proceeds of approximately $196.9 million were used to repay borrowings of $49.7 million under our acquisition credit facility and to fund $126.5 million of property acquisitions during October 2010.  The remaining net proceeds were used for general corporate purposes and working capital.

Note Issuance
In June 2010, we issued $250.0 million in aggregate principal amount of 5.75% senior unsecured notes due January 2021 (the "2021 Notes"). The price to the investor for the 2021 Notes was 99.404% of the principal amount for an effective yield of 5.826%. The net proceeds of approximately $246.1 million from this offering were used to repay borrowings under our acquisition credit facility, which were used to finance the acquisition of the Diageo properties.  Interest is paid semiannually on the 2021 Notes.

Net Income Available to Common Stockholders
Net income available to common stockholders was $25.6 million in the third quarter of 2010 versus $27.1 million in the third quarter of 2009, a decrease of $1.5 million. On a diluted per common share basis, net income was $0.25 in the third quarter of 2010, compared to $0.26 in the third quarter of 2009.

Net income available to common stockholders was $74.7 million in the first nine months of 2010 versus $77.6 million in the same period of 2009, a decrease of $2.9 million. On a diluted per common share basis, net income was $0.72 in the first nine months of 2010 compared to $0.75 in the first nine months of 2009.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

The gain from the sale of properties during the third quarter of 2010 was $1.9 million, as compared to $1.8 million during the third quarter of 2009. The gain from the sale of properties during the first nine months of 2010 and 2009 was $4.3 million.

Funds from Operations Available to Common Stockholders (FFO)
In the third quarter of 2010, our FFO decreased by $350,000, or 0.8%, to $47.8 million versus $48.2 million in the third quarter of 2009. On a diluted per common share basis, FFO was $0.46 in the third quarter of 2010 compared to $0.47 in the third quarter of 2009, a decrease of $0.01, or 2.1%.

In the first nine months of 2010, our FFO decreased by $822,000, or 0.6%, to $141.2 million versus $142.1 million in the same period of 2009. On a diluted per common share basis, FFO was $1.36 in the first nine months of 2010 compared to $1.37 in the first nine months of 2009, a decrease of $0.01, or 0.7%.

See our discussion of FFO later in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," which includes a reconciliation of net income available to common stockholders to FFO.

Adjusted Funds from Operations Available to Common Stockholders (AFFO)
In the third quarter of 2010, our AFFO was $48.6 million versus $48.5 million in the third quarter of 2009. On a diluted per common share basis, AFFO was $0.47 in the third quarter of 2010 and 2009.

In the first nine months of 2010, our AFFO was $143.9 million versus $144.1 million in the same period of 2009. On a diluted per common share basis, AFFO was $1.39 in the first nine months of 2010 and 2009.

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

Conservative Capital Structure
We believe that our stockholders are best served by a conservative capital structure. Therefore, we seek to maintain a conservative debt level on our balance sheet and solid interest and fixed charge coverage ratios. At September 30, 2010, our total outstanding borrowings were $1.6 billion of senior unsecured notes, or approximately 28.2% of our total market capitalization of $5.68 billion. There were no outstanding borrowings on our credit facility at September 30, 2010.

We define our total market capitalization at September 30, 2010 as the sum of:

●	Shares of our common stock outstanding of 110,696,348 multiplied by the last reported sales price of our common stock on the NYSE of $33.72 per share on September 30, 2010, or $3.73 billion;
●	Aggregate liquidation value (par value of $25 per share) of the Class D preferred stock of $127.5 million;
●	Aggregate liquidation value (par value of $25 per share) of the Class E preferred stock of $220 million; and
●	Outstanding notes of $1.6 billion.

Mortgage Debt
We have no mortgage debt on any of our properties.

$355 Million Acquisition Credit Facility
We have a $355 million revolving, unsecured credit facility that expires in May 2011, unless extended by two, one-year extension options. Under our credit facility, our investment grade credit ratings provide for financing at the London Interbank Offered Rate, commonly referred to as LIBOR, plus 100 basis points with a facility fee of 27.5 basis points, for all-in drawn pricing of 127.5 basis points over LIBOR. The borrowing rate is not subject to a LIBOR floor. We also have other interest rate options available to us. At September 30, 2010, we had a borrowing capacity of $355 million available on our credit facility and no outstanding balance.

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

We regularly review our credit facility and may seek to extend, renew, or replace our credit facility, to the extent we deem appropriate.

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

We also issue senior debt securities from time to time and our credit ratings can impact the interest rates charged in those transactions. If our credit ratings or ratings outlook change, our cost to obtain debt financing could increase or decrease.

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

Cash Reserves
We are organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly cash distributions, a substantial portion of our net cash flow generated from leases on our properties. We intend to retain an appropriate amount of cash as working capital. At September 30, 2010, we had cash and cash equivalents totaling $155.6 million, a portion of which represents the net proceeds of $196.9 million from the September 2010 issuance of common stock. A majority of our cash and cash equivalents at September 30, 2010, was used to complete our acquisition of 23 retail properties in October 2010 for approximately $126.5 million.

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

Notes Outstanding
Our senior unsecured note obligations consist of the following as of September 30, 2010, sorted by maturity date (dollars in millions):

5.375% notes, issued in March 2003 and due in March 2013	$100
5.5% notes, issued in November 2003 and due in November 2015	150
5.95% notes, issued in September 2006 and due in September 2016	275
5.375% notes, issued in September 2005 and due in September 2017	175
6.75% notes, issued in September 2007 and due in August 2019	550
5.75% notes, issued in June 2010 and due in January 2021	250
5.875% bonds, issued in March 2005 and due in March 2035	100
$1,600

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

The following is a summary of the key financial covenants for our senior unsecured notes, as defined and calculated per the terms of our notes. These calculations, which are not based on U.S. generally accepted accounting principles, or GAAP, measurements, are presented to investors to show our ability to incur additional debt under the terms of our notes only and are not measures of our liquidity or performance. The actual amounts as of September 30, 2010 are:

Note Covenants	Required	Actual
Limitation on incurrence of total debt	≤ 60% of adjusted assets	40.6%
Limitation on incurrence of secured debt	≤ 40% of adjusted assets	0.0%
Debt service coverage (trailing 12 months)	≥ 1.5 x	3.5	x
Maintenance of total unencumbered assets	≥ 150% of unsecured debt	246.2%

The following table summarizes the maturity of each of our obligations as of September 30, 2010 (dollars in millions):

Table of Obligations				Ground
				Leases
				Paid by
Year of	Credit			Our
Maturity	Facility	Notes	Interest (1)	Tenants(2)	Other (3)	Totals
2010	$--	$--	$24.2	$0.9	$1.9	$27.0
2011	--	--	96.8	3.6	--	100.4
2012	--	--	96.8	3.5	--	100.3
2013	--	100.0	92.5	3.4	--	195.9
2014	--	--	91.4	3.1	--	94.5
Thereafter	--	1,500.0	437.8	35.0	--	1,972.8
Totals	$--	$1,600.0	$839.5	$49.5	$1.9	$2,490.9

(1) Interest on the credit facility and notes has been calculated based on outstanding balances as of September 30, 2010 through their respective maturity dates.

(2) Our tenants, who are generally sub-tenants under ground leases, are responsible for paying the rent under these ground leases. In the event a tenant fails to pay the ground lease rent, we are primarily responsible.

(3) "Other" consists of $966,000 of commitments under construction contracts and $934,000 of contingent payments for tenant improvements and leasing costs.

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

In order to maintain our tax status as a REIT for federal income tax purposes, we generally are required to distribute dividends to our stockholders aggregating annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains), and we are subject to income tax to the extent we distribute less than 100% of our REIT taxable income (including net capital gains). In 2009, our cash distributions totaled $202.3 million, or approximately 131.0% of our REIT taxable income of $154.4 million. Our REIT taxable income reflects non-cash deductions for depreciation and amortization. Our REIT taxable income is presented to show our compliance with REIT distribution requirements and is not a measure of our liquidity or performance.

We intend to continue to make distributions to our stockholders that are sufficient to meet this distribution requirement and that will reduce our exposure to income taxes. Furthermore, we believe our funds from operations are more than sufficient to support our current level of cash distributions to our stockholders. Our cash distributions to common stockholders for the first nine months of 2010 totaled $134.7 million, representing 95.4% of our funds from operations available to common stockholders of $141.2 million.  In comparison, our 2009 cash distributions to common stockholders totaled $178.0 million, representing 93.5% of our funds from operations available to common stockholders of $190.4 million.

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

The following is a comparison of our results of operations for the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2009.

Rental Revenue
Rental revenue was $87.1 million for the third quarter of 2010 versus $81.0 million for the third quarter of 2009, an increase of $6.1 million, or 7.5%. The increase in rental revenue in the third quarter of 2010 compared to the third quarter of 2009 is primarily attributable to:

●	The 23 properties acquired by Realty Income in 2010, which generated $5.5 million of rent in the third quarter of 2010;
●	The 16 properties acquired by Realty Income in 2009, which generated $1.4 million of rent in the third quarter of 2010 compared to $146,000 in the third quarter of 2009, an increase of $1.2 million;
●	Same store rents generated on 2,148 properties during the entire third quarters of 2010 and 2009 increased by $235,000, or 0.3%, to $78.7 million from $78.5 million;
●	An increase in straight-line rent and other non-cash adjustments to rent of $120,000 in the third quarter of 2010 compared to the third quarter of 2009; net of
●
A net decrease of $1.1 million relating to the aggregate of (i) development properties acquired before 2009 that started paying rent in 2009, (ii) properties that were vacant during part of 2010 or 2009, (iii) properties sold during 2010 and 2009, and (iv) lease termination settlements, which, in aggregate, totaled $1.1 million in the third quarter of 2010 compared to $2.2 million in the third quarter of 2009.

Rental revenue was $252.4 million for the first nine months of 2010 versus $243.3 million for the first nine months of 2009, an increase of $9.1 million, or 3.7%.  The increase in rental revenue in the first nine months of 2010 compared to the first nine months of 2009 is primarily attributable to:

●	The 23 properties acquired by Realty Income in 2010, which generated $6.4 million of rent in the first nine months of 2010;
●
The 16 properties acquired by Realty Income in 2009, which generated $4.2 million of rent in the first nine months of 2010 compared to $146,000 in the first nine months of 2009, an increase of $4.0 million;

●	Same store rents generated on 2,148 properties during the entire first nine months of 2010 and 2009 increased by $898,000, or 0.4%, to $236.4 million from $235.5 million;
●	An increase in straight-line rent and other non-cash adjustments to rent of $286,000 in the first nine months of 2010 as compared to the first nine months of 2009; net of
●
A net decrease of $2.6 million relating to the aggregate of (i) development properties acquired before 2009 that started paying rent in 2009, (ii) properties that were vacant during part of 2010 or 2009, (iii) properties sold during 2010 and 2009, and (iv) lease termination settlements, which in aggregate, totaled $4.3 million in the first nine months of 2010 compared to $6.9 million in the first nine months of 2009.

Of the 2,342 properties in the portfolio at September 30, 2010, 2,331, or 99.5%, are single-tenant properties and the remaining 11 are multi-tenant, distribution, and office properties. Of the 2,331 single-tenant properties, 2,248, or 96.4%, were net leased with a weighted average remaining lease term (excluding rights to extend a lease at the option of the tenant) of approximately 11.2 years at September 30, 2010. Of our 2,248 leased single-tenant properties, 2,062, or 91.7%, were under leases that provide for increases in rents through:

●	Primarily base rent increases tied to a consumer price index (typically subject to ceilings);
●	Fixed increases;
●	Overage rent based on a percentage of the tenants' gross sales; or
●	A combination of two or more of the above rent provisions.

Percentage rent, which is included in rental revenue, was $217,000 in the third quarter of 2010 and $259,000 in the third quarter of 2009. Percentage rent was $936,000 in the first nine months of 2010 and $1.0 million in the first nine months of 2009. Percentage rent in the third quarter and first nine months of 2010 was less than 1% of rental revenue and we anticipate percentage rent to continue to be less than 1% of rental revenue for 2010.

Our portfolio of real estate, leased primarily to regional and national commercial enterprises under net leases, continues to perform well and provides dependable lease revenue supporting the payment of monthly dividends to our stockholders. At September 30, 2010, our portfolio of 2,342 properties was 96.4% leased with 84 properties available for lease as compared to 75 at both December 31, 2009 and at September 30, 2009. It has been our experience that approximately 2% to 4% of our property portfolio will be unleased at any given time; however, we cannot assure you that the number of properties available for lease will not exceed these levels.

Depreciation and Amortization
For the third quarter of 2010, depreciation and amortization was $24.1 million as compared to $22.7 million in the third quarter of 2009. For the first nine months of 2010, depreciation and amortization was $70.6 million as compared to $68.0 million in the first nine months of 2009. The increase in depreciation and amortization in 2010 was primarily due to the acquisition of properties in 2010 and 2009, which was partially offset by property sales in those same years. As discussed in the section entitled "Funds from Operations Available to Common Stockholders," depreciation and amortization is a non-cash item that is added back to net income available to common stockholders for our calculation of FFO and AFFO.

Interest Expense
Interest expense was $3.8 million higher in the third quarter of 2010 than in the third quarter of 2009 and $4.0 million higher in the first nine months of 2010 than in the first nine months of 2009. The increase in interest expense was due to an increase in borrowings attributable to the issuance of our $250 million of 5.75% senior unsecured notes in June 2010 and utilization of our credit line in the first nine months of 2010, which was partially offset by lower average interest rates.

The following is a summary of the components of our interest expense (dollars in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest on our credit facility and notes	$24,260	$20,598	$65,677	$61,862
Interest included in discontinued operations from real estate acquired for resale by Crest	(137)	(140)	(400)	(462)
Credit facility commitment fees	248	248	743	743
Amortization of credit facility origination costs and deferred bond financing costs	766	670	2,091	2,010
Interest capitalized	(2)	(2)	(5)	(2)
Interest expense	$25,135	$21,374	$68,106	$64,151

	Three months ended		Nine months ended
	September 30,		September 30,
Credit facility and notes outstanding	2010	2009	2010	2009
Average outstanding balances (dollars in thousands)	$1,621,010	$1,350,000	$1,456,643	$1,351,037
Average interest rates	5.99%	6.10%	6.01%	6.11%

At September 30, 2010, the weighted average interest rate on our notes payable of $1.6 billion was 6.05% and on our credit line was 1.26%. There was no outstanding balance on our credit line at September 30, 2010.

Interest Coverage Ratio
Our interest coverage ratio for the third quarter of 2010 was 3.1 times and for the third quarter of 2009 was 3.5 times.  Our interest coverage ratio for the first nine months of 2010 was 3.3 times and for the first nine months of 2009 was 3.5 times. Interest coverage ratio is calculated as: the interest coverage amount (as calculated in the following table) divided by interest expense, including interest recorded as discontinued operations. We consider interest coverage ratio to be an appropriate supplemental measure of a company's ability to meet its interest expense obligations. Our calculation of interest coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

The following is a reconciliation of net cash provided by operating activities on our consolidated statements of cash flows to our interest coverage amount (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net cash provided by operating activities	$46,245	$42,015	$156,761	$148,824
Interest expense	25,135	21,374	68,106	64,151
Interest expense included in discontinued operations(1)	137	140	400	462
Income taxes	335	74	890	684
Income tax benefit included in discontinued operations(1)	(88)	(70)	(288)	(206)
Collection of notes receivable by Crest(1)	(36)	(32)	(103)	(96)
Crest provisions for impairment(1)	--	(29)	--	(340)
Amortization of share-based compensation	(1,347)	(994)	(4,824)	(3,733)
Changes in assets and liabilities:
Accounts receivable and other assets	(948)	(2,060)	(7,023)	(5,006)
Accounts payable, accrued expenses and other liabilities	10,106	15,396	15,020	20,849
Interest coverage amount	$79,539	$75,814	$228,939	$225,589
Divided by interest expense(2)	$25,272	$21,514	$68,506	$64,613
Interest coverage ratio	3.1	3.5	3.3	3.5
(1) Crest activities.
(2) Includes interest expense recorded to "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

Fixed Charge Coverage Ratio
Our fixed charge coverage ratio for the third quarter of 2010 was 2.5 times and for the third quarter of 2009 was 2.7 times.  Our fixed charge coverage ratio for the first nine months of 2010 was 2.6 times and for the first nine months of 2009 was 2.7 times. Fixed charge coverage ratio is calculated in exactly the same manner as interest coverage ratio, except that preferred stock dividends are also added to the denominator. We consider fixed charge coverage ratio to be an appropriate supplemental measure of a company's ability to make its interest and preferred stock dividend payments. Our calculation of the fixed charge coverage ratio may be different from the calculation used by other companies and, therefore, comparability may be limited. This information should not be considered as an alternative to any GAAP liquidity measures.

Interest coverage amount divided by interest expense plus preferred stock dividends (dollars in thousands):
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest coverage amount	$79,539	$75,814	$228,939	$225,589
Divided by interest expense plus preferred stock dividends(1)	$31,335	$27,577	$86,696	$82,803
Fixed charge coverage ratio	2.5	2.7	2.6	2.7

(1) Includes interest expense recorded to "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

General and Administrative Expenses
General and administrative expenses increased by $1.3 million to $6.2 million in the third quarter of 2010 as compared to $4.9 million in the third quarter of 2009. In the third quarter of 2010, general and administrative expenses as a percentage of total revenue were 7.1% as compared to 6.0% in the third quarter of 2009.

General and administrative expenses increased by $3.6 million to $19.5 million in the first nine months of 2010 as compared to $15.9 million in the first nine months of 2009. As a percentage of total revenue, general and administrative expenses were 7.7% in the first nine months of 2010, as compared to 6.5% in the first nine months of 2009. General and administrative expenses increased during the three and nine months ended September 30, 2010, primarily because of increases in employee costs, particularly in the acquisitions and research departments. In October 2010, we had 76 employees as compared to 71 employees in October 2009. For the first nine months of 2010, general and administrative expenses also include transaction costs of $191,000, related to the acquisition of 23 new properties during 2010, as compared to $44,000 for the acquisition of three new properties during the first nine months of 2009.

Property Expenses
Property expenses are broken down into costs associated with non-net leased multi-tenant properties, unleased single-tenant properties and general portfolio expenses. Expenses related to the multi-tenant and unleased single-tenant properties include, but are not limited to, property taxes, maintenance, insurance, utilities, property inspections, bad debt expense, and legal fees. General portfolio costs include, but are not limited to, insurance, legal, bad debt expense, property inspections, and title search fees. At September 30, 2010, 84 properties were available for lease, as compared to 75 at both December 31, 2009 and at September 30, 2009.

Property expenses were $1.8 million in the third quarter of 2010 and $1.5 million in the third quarter of 2009. Property expenses were $5.4 million in the first nine months of 2010 and $5.3 million in the first nine months of 2009. The increase in property expenses in the first nine months of 2010 is primarily attributable to an increase in maintenance and utilities associated with properties available for lease, partially offset by a decrease in bad debt expense.

Income Taxes
Income taxes were $335,000 in the third quarter of 2010 as compared to $74,000 in the third quarter of 2009. Income taxes were $890,000 in the first nine months of 2010 as compared to $684,000 for the first nine months of 2009. These amounts are for city and state income taxes paid by Realty Income.

In addition, Crest recorded state and federal income tax benefits of $88,000 in the third quarter of 2010 as compared to income tax benefits of $70,000 in the third quarter of 2009. Crest recorded state and federal income tax benefits of $288,000 in the first nine months of 2010 as compared to income tax benefits of $206,000 in the first nine months of 2009. These amounts are included in "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income.

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

The following is a summary of Crest's "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statements of income (dollars in thousands, except per share data):

	Three months ended		Nine months ended
Crest's income from discontinued operations,	September 30,		September 30,
real estate acquired for resale	2010	2009	2010	2009
Rental revenue	$--	$66	$22	$198
Interest and other revenue	348	351	1,050	1,053
Interest expense	(137)	(140)	(400)	(462)
General and administrative expense	(28)	(82)	(213)	(250)
Property expenses	(50)	(29)	(162)	(97)
Provisions for impairment	--	(29)	--	(340)
Income taxes	88	70	288	206
Income from discontinued operations, real estate acquired for resale by Crest	$221	$207	$585	$308

Per common share, basic and diluted	$0.00	$0.00	$0.01	$0.00

Operations from 13 of our investment properties were classified as held for sale at September 30, 2010, plus properties sold in 2010 and 2009, have been classified as discontinued operations. The following is a summary of Realty Income's "income from discontinued operations, real estate held for investment" on our consolidated statements of income (dollars in thousands, except per share data):

	Three months ended		Nine months ended
Realty Income's income from discontinued	September 30,		September 30,
operations, real estate held for investment	2010	2009	2010	2009
Gain on sales of investment properties	$1,919	$1,799	$3,816	$4,235
Rental revenue	179	660	1,054	2,232
Other revenue	7	5	25	30
Depreciation and amortization	(101)	(279)	(416)	(976)
Property expenses	(162)	(197)	(711)	(617)
Provisions for impairment	(84)	--	(171)	--
Income from discontinued operations, real estate held for investment	$1,758	$1,988	$3,597	$4,904

Per common share, basic and diluted	$0.02	$0.02	$0.03	$0.05

The following is a summary of our total income from discontinued operations (dollars in thousands, except per share data):
	Three months ended		Nine months ended
	September 30,		September 30,
Total discontinued operations	2010	2009	2010	2009
Real estate acquired for resale by Crest	$221	$207	$585	$308
Real estate held for investment	1,758	1,988	3,597	4,904
Income from discontinued operations	$1,979	$2,195	$4,182	$5,212

Per common share, basic and diluted	$0.02	$0.02	$0.04	$0.05

The above per share amounts have each been calculated independently.

Crest's Property Sales
During the first nine months of 2010 and 2009, Crest did not sell any properties.

Gain on Sales of Investment Properties by Realty Income
During the third quarter of 2010, we sold nine investment properties for $8.9 million, which resulted in a gain of $1.9 million. During the first nine months of 2010, we sold 19 investment properties for
$16.1 million, which resulted in a gain of $3.8 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, we sold excess land from one property for $600,000, which resulted in a gain of $468,000. This gain is included in "other revenue" on our consolidated statement of income, for the nine months ended September 30, 2010, because this excess land was associated with a property that continues to be owned as part of our core operations.

In comparison, during the third quarter of 2009, we sold seven investment properties for $4.4 million, which resulted in a gain of $1.8 million. During the first nine months of 2009, we sold 17 investment properties for $10.8 million, which resulted in a gain of $4.2 million. The results of operations for these properties have been reclassified as discontinued operations. Additionally, we received proceeds of $170,000 from the sale of excess land from one property, which resulted in a gain of $15,000. This gain is included in "other revenue" on our consolidated statement of income, for the three and nine months ended September 30, 2009, because this excess land was associated with a property that continues to be owned as part of our core operations.

Provisions for Impairment on Real Estate Acquired for Resale by Crest
For the three and nine months ended September 30, 2010, no provisions for impairment were recorded by Crest. For the third quarter of 2009, provisions for impairment of $29,000 were recorded by Crest on two properties held for sale at September 30, 2009, one of which was sold in the fourth quarter of 2009. For the first nine months of 2009, provisions for impairment of $340,000 were recorded by Crest on five properties held for sale at September 30, 2009, two of which were sold in the fourth quarter of 2009. These provisions for impairment are included in "income from discontinued operations, real estate acquired for resale by Crest" on our consolidated statement of income for the three and nine months ended September 30, 2009.

Provisions for Impairment on Realty Income Investment Properties
For the third quarter of 2010, we recorded a provision for impairment of $84,000 on one property, which was sold during the third quarter of 2010. This provision for impairment is included in "income from discontinued operations, real estate held for investment" on our consolidated income statement for the three months ended September 30, 2010. For the third quarter of 2009, we did not record any provisions for impairment.

For the first nine months of 2010, we recorded provisions for impairment of $171,000 on three properties, all of which were sold in the first nine months of 2010. These provisions for impairment are included in "income from discontinued operations, real estate held for investment" on our consolidated statement of income for the nine months ended September 30, 2010. For the first nine months of 2009, we did not record any provisions for impairment.

Preferred Stock Dividends
Preferred stock cash dividends totaled $6.1 million in the third quarters of 2010 and 2009 and $18.2 million in the first nine months of 2010 and 2009.

Net Income Available to Common Stockholders
Net income available to common stockholders was $25.6 million in the third quarter of 2010, a decrease of $1.5 million as compared to $27.1 million in the third quarter of 2009. Net income available to common stockholders was $74.7 million in the first nine months of 2010, a decrease of $2.9 million as compared to $77.6 million in the same period of 2009.

The calculation to determine net income available to common stockholders includes gains from the sale of properties. The amount of gains varies from period to period based on the timing of property sales and can significantly impact net income available to common stockholders.

FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (FFO)

FFO for the third quarter of 2010 decreased by $350,000, or 0.8%, to $47.8 million as compared to $48.2 million in the third quarter of 2009. FFO for the first nine months of 2010 decreased by $822,000, or 0.6%, to $141.2 million as compared to $142.1 million in the same period of 2009. The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income available to common stockholders	$25,591	$27,089	$74,717	$77,606
Depreciation and amortization:
Continuing operations	24,100	22,680	70,621	67,976
Discontinued operations	101	279	416	976
Depreciation of furniture, fixtures, and equipment	(69)	(80)	(223)	(239)
Gain on sales of land and investment properties:
Continuing operations	--	(15)	(468)	(15)
Discontinued operations	(1,919)	(1,799)	(3,816)	(4,235)
FFO available to common stockholders	$47,804	$48,154	$141,247	$142,069

FFO per common share:
Basic	$0.46	$0.47	$1.36	$1.37
Diluted	$0.46	$0.47	$1.36	$1.37

Distributions paid to common stockholders	$45,026	$44,541	$134,700	$133,367

FFO in excess of distributions paid to common stockholders	$2,778	$3,613	$6,547	$8,702

Weighted average number of common shares used for computation per share:
Basic	103,830,029	103,470,512	103,781,108	103,528,952
Diluted	103,977,023	103,481,892	103,887,679	103,532,894

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

ADJUSTED FUNDS FROM OPERATIONS AVAILABLE TO COMMON STOCKHOLDERS (AFFO)

AFFO for the third quarter of 2010 was $48.6 million as compared to $48.5 million in the third quarter of 2009. AFFO for the first nine months of 2010 was $143.9 million as compared to $144.1 million in the same period of 2009. We consider AFFO to be an appropriate supplemental measure of our performance because it provides analysts and investors with an additional indicator of our ability to pay dividends. Most companies in our industry use a similar measurement, but they may use the term "CAD" (for Cash Available for Distribution) or "FAD" (for Funds Available for Distribution). AFFO further adjusts FFO by adding back non-cash items that reduce net income in accordance with GAAP, and deducting such items as capitalized expenditures and straight-line rent revenue.

The following is a reconciliation of net income available to common stockholders (which we believe is the most comparable GAAP measure) to FFO and AFFO. Also presented is information regarding distributions paid to common stockholders and the weighted average number of common shares used for the basic and diluted computation per share (dollars in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income available to common stockholders	$25,591	$27,089	$74,717	$77,606
Cumulative adjustments to calculate FFO(1)	22,213	21,065	66,530	64,463
FFO available to common stockholders	47,804	48,154	141,247	142,069
Amortization of share-based compensation	1,347	994	4,824	3,733
Amortization of deferred note financing costs(2)	431	341	1,114	1,022
Provisions for impairment	84	29	171	340
Capitalized leasing costs and commissions	(238)	(348)	(874)	(957)
Capitalized building improvements	(438)	(438)	(1,404)	(1,279)
Straight-line rent revenue(3)	(405)	(233)	(1,148)	(810)
Total AFFO available to common stockholders	$48,585	$48,499	$143,930	$144,118

AFFO per common share:
Basic	$0.47	$0.47	$1.39	$1.39
Diluted	$0.47	$0.47	$1.39	$1.39

Distributions paid to common stockholders	$45,026	$44,541	$134,700	$133,367

AFFO in excess of distributions paid to common stockholders	$3,559	$3,958	$9,230	$10,751

Weighted average number of common shares used for computation per share:
Basic	103,830,029	103,470,512	103,781,108	103,528,952
Diluted	103,977,023	103,481,892	103,887,679	103,532,894

(1)	See reconciling items for FFO presented on the previous page.
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

PROPERTY PORTFOLIO INFORMATION

At September 30, 2010, we owned a diversified portfolio:

●	Of 2,342 properties;
●	With an occupancy rate of 96.4%, or 2,258 properties occupied and only 84 properties available for lease;
●	Leased to 118 different retail and other commercial enterprises doing business in 32 separate industries;
●	Located in 49 states;
●	With over 19.5 million square feet of leasable space; and
●	With an average leasable space per property of approximately 8,300 square feet.

In addition to our real estate portfolio, our subsidiary, Crest, had an inventory of three properties located in three states at September 30, 2010. These properties are valued at $3.8 million and are classified as held for sale.

At September 30, 2010, of our 2,342 properties, 2,248 were leased under net-lease agreements. A net lease typically requires the tenant to be responsible for minimum monthly rent and property operating expenses including property taxes, insurance, and maintenance. In addition, our tenants are typically responsible for future rent increases based on increases in the consumer price index (typically subject to ceilings), fixed increases or additional rent calculated as a percentage of the tenants' gross sales above a specified level.

Industry Diversification
The following table sets forth certain information regarding Realty Income's property portfolio (excluding properties owned by Crest) classified according to the business of the respective tenants, expressed as a percentage of our total rental revenue:
	Percentage of Rental Revenue(1)
	For the Quarter	For the Years Ended
Industries	Ended September 30, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
Apparel stores	1.0%	1.1%	1.1%	1.2%	1.7%	1.6%	1.8%
Automotive collision services	1.0	1.1	1.0	1.1	1.3	1.3	1.0
Automotive parts	1.3	1.5	1.6	2.1	2.8	3.4	3.8
Automotive service	4.7	4.8	4.8	5.2	6.9	7.6	7.7
Automotive tire services	6.3	6.9	6.7	7.3	6.1	7.2	7.8
Book stores	0.1	0.2	0.2	0.2	0.2	0.3	0.3
Business services	*	*	*	0.1	0.1	0.1	0.1
Child care	6.6	7.3	7.6	8.4	10.3	12.7	14.4
Consumer electronics	0.6	0.7	0.8	0.9	1.1	1.3	2.1
Convenience stores	16.5	16.9	15.8	14.0	16.1	18.7	19.2
Crafts and novelties	0.3	0.3	0.3	0.3	0.4	0.4	0.5
Distribution and office	1.0	1.0	1.0	0.6	--	--	--
Drug stores	4.0	4.3	4.1	2.7	2.9	2.8	0.1
Entertainment	1.2	1.3	1.2	1.4	1.6	2.1	2.3
Equipment rental services	0.2	0.2	0.2	0.2	0.2	0.4	0.3
Financial services	0.2	0.2	0.2	0.2	0.1	0.1	0.1
General merchandise	0.7	0.8	0.8	0.7	0.6	0.5	0.4
Grocery stores	0.7	0.7	0.7	0.7	0.7	0.7	0.8
Health and fitness	6.9	5.9	5.6	5.1	4.3	3.7	4.0
Home furnishings	1.3	1.3	2.4	2.6	3.1	3.7	4.1
Home improvement	1.7	1.9	1.9	2.1	3.4	1.1	1.0
Motor vehicle dealerships	2.6	2.7	3.1	3.1	3.4	2.6	0.6
Office supplies	0.9	1.0	1.0	1.1	1.3	1.5	1.6
Pet supplies and services	0.8	0.9	0.8	0.9	1.1	1.3	1.4
Private education	0.8	0.9	0.8	0.8	0.8	0.8	1.1
Restaurants	19.7	21.3	21.8	21.2	11.9	9.4	9.7
Shoe stores	0.2	--	--	--	--	0.3	0.3
Sporting goods	2.6	2.6	2.3	2.6	2.9	3.4	3.4
Theaters	8.7	9.2	9.0	9.0	9.6	5.2	3.5
Travel plazas	0.2	0.2	0.2	0.2	0.3	0.3	0.4
Video rental	*	1.0	1.1	1.7	2.1	2.5	2.8
Wine and spirits	5.5	--	--	--	--	--	--
Other	1.7	1.8	1.9	2.3	2.7	3.0	3.4
Totals	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

*  Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at the end of each period presented, including revenue from properties reclassified as discontinued operations.

Service Category Diversification
The following table sets forth certain information regarding the properties owned by Realty Income (excluding properties owned by Crest) at September 30, 2010, classified according to the business types and the level of services they provide (dollars in thousands):
Industry	Number of Properties	Rental Revenue for the Quarter Ended September 30, 2010(1)	Percentage of Rental Revenue
Tenants Providing Services
Automotive collision services	13	$898	1.0%
Automotive service	240	4,052	4.7
Child care	250	5,786	6.6
Entertainment	8	1,064	1.2
Equipment rental services	2	150	0.2
Financial services	13	191	0.2
Health and fitness	34	5,966	6.9
Private education	11	729	0.8
Theaters	34	7,563	8.7
Other	12	1,464	1.7
	617	27,863	32.0
Tenants Selling Goods and Services
Automotive parts (with installation)	22	453	0.5
Automotive tire services	154	5,467	6.3
Business services	1	5	*
Convenience stores	585	14,361	16.5
Distribution and office	3	865	1.0
Home improvement	2	36	*
Motor vehicle dealerships	17	2,236	2.6
Pet supplies and services	12	709	0.8
Restaurants	634	17,178	19.7
Travel plazas	1	187	0.2
Video rental	18	28	*
	1,449	41,525	47.6
Tenants Selling Goods
Apparel stores	6	902	1.0
Automotive parts	46	685	0.8
Book stores	1	128	0.1
Consumer electronics	9	521	0.6
Crafts and novelties	5	236	0.3
Drug stores	50	3,479	4.0
General merchandise	33	641	0.7
Grocery stores	9	579	0.7
Home furnishings	42	1,137	1.3
Home improvement	29	1,464	1.7
Office supplies	10	788	0.9
Pet supplies	3	33	*
Shoe stores	1	168	0.2
Sporting goods	19	2,232	2.6
Wine and spirits	13	4,838	5.5
	276	17,831	20.4
Totals	2,342	$87,219	100.0%

*  Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at September 30, 2010, including revenue from properties reclassified as discontinued operations of $130.

Lease Expirations
The following table sets forth certain information regarding Realty Income's property portfolio (excluding properties owned by Crest) regarding the timing of the lease term expirations (excluding extension options) on our 2,248 net leased, single-tenant properties as of September 30, 2010 (dollars in thousands):

	Total Portfolio			Initial Expirations(3)			Subsequent Expirations(4)
Year	Number of Leases Expiring(1)	Rental Revenue for the Quarter Ended Sept. 30, 2010(2)	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended Sept. 30, 2010	% of Total Rental Revenue	Number of Leases Expiring	Rental Revenue for the Quarter Ended Sept. 30, 2010	% of Total Rental Revenue
2010	72	$1,410	1.6%	7	$180	0.2%	65	$1,230	1.4%
2011	115	3,278	3.8	54	1,874	2.2	61	1,404	1.6
2012	125	2,774	3.2	36	1,026	1.2	89	1,748	2.0
2013	146	4,958	5.8	66	3,096	3.6	80	1,862	2.2
2014	106	3,366	3.9	41	1,913	2.2	65	1,453	1.7
2015	146	3,562	4.2	77	2,152	2.5	69	1,410	1.7
2016	123	2,349	2.7	111	2,105	2.4	12	244	0.3
2017	50	1,822	2.1	39	1,604	1.9	11	218	0.2
2018	42	1,839	2.1	34	1,635	1.9	8	204	0.2
2019	98	5,081	5.9	90	4,657	5.4	8	424	0.5
2020	85	3,731	4.4	74	3,361	3.9	11	370	0.5
2021	178	7,733	9.0	176	7,512	8.7	2	221	0.3
2022	99	2,930	3.4	98	2,882	3.3	1	48	0.1
2023	250	8,405	9.8	248	8,331	9.7	2	74	0.1
2024	62	2,118	2.5	62	2,118	2.5	--	--	--
2025	71	5,676	6.6	66	5,566	6.5	5	110	0.1
2026	110	6,409	7.5	108	6,350	7.4	2	59	0.1
2027	159	4,821	5.6	158	4,803	5.6	1	18	*
2028	81	4,099	4.8	79	4,049	4.7	2	50	0.1
2029	49	1,281	1.5	48	1,266	1.5	1	15	*
2030	40	5,859	6.8	40	5,859	6.8	--	--	--
2031	27	661	0.8	27	661	0.8	--	--	--
2032	2	638	0.8	2	638	0.8	--	--	--
2033	7	460	0.5	7	460	0.5	--	--	--
2034	2	258	0.3	2	258	0.3	--	--	--
2037	2	354	0.4	2	354	0.4	--	--	--
2043	1	13	*	--	--	--	1	13	*
Totals	2,248	$85,885	100.0%	1,752	$74,710	86.9%	496	$11,175	13.1%

*  Less than 0.1%

(1)
Excludes ten multi-tenant properties and 84 vacant unleased properties, one of which is a multi-tenant property.  The lease expirations for properties under construction are based on the estimated date of completion of those properties.

(2)
Includes rental revenue of $130 from properties reclassified as discontinued operations and excludes revenue of $1,334 from ten multi-tenant properties and from 84 vacant and unleased properties at September 30, 2010.

(3)	Represents leases to the initial tenant of the property that are expiring for the first time.
(4)	Represents lease expirations on properties in the portfolio, which have previously been renewed, extended or re-tenanted.

State Diversification
The following table sets forth certain state-by-state information regarding Realty Income's property portfolio (excluding properties owned by Crest) as of September 30, 2010 (dollars in thousands):

State	Number of Properties	Percent Leased	Approximate Leasable Square Feet	Rental Revenue for the Quarter Ended September 30, 2010(1)	Percentage of Rental Revenue
Alabama	62	97%	420,200	$1,807	2.1%
Alaska	2	100	128,500	277	0.3
Arizona	80	99	395,800	2,417	2.8
Arkansas	17	94	92,400	379	0.4
California	78	97	1,569,600	9,493	10.9
Colorado	51	96	471,400	1,798	2.1
Connecticut	23	96	269,100	941	1.1
Delaware	17	100	33,300	431	0.5
Florida	166	92	1,426,700	6,508	7.5
Georgia	131	95	905,500	3,779	4.3
Hawaii	--	--	--	--	--
Idaho	12	100	80,700	340	0.4
Illinois	85	98	1,008,800	4,939	5.7
Indiana	81	95	729,900	3,431	3.9
Iowa	21	100	290,600	1,015	1.2
Kansas	32	88	570,000	1,052	1.2
Kentucky	22	95	110,600	653	0.7
Louisiana	32	100	184,900	899	1.0
Maine	3	100	22,500	161	0.2
Maryland	28	100	266,600	1,597	1.8
Massachusetts	64	98	575,400	2,517	2.9
Michigan	52	100	257,300	1,278	1.5
Minnesota	20	100	389,000	1,541	1.8
Mississippi	71	97	347,600	1,526	1.7
Missouri	62	97	640,100	2,168	2.5
Montana	2	100	30,000	76	0.1
Nebraska	19	95	196,300	490	0.6
Nevada	14	93	153,200	727	0.8
New Hampshire	14	100	109,900	584	0.7
New Jersey	33	100	261,300	1,938	2.2
New Mexico	9	100	58,400	197	0.2
New York	39	97	495,000	2,544	2.9
North Carolina	94	99	531,700	2,896	3.3
North Dakota	6	100	36,600	57	0.1
Ohio	136	94	846,200	3,186	3.6
Oklahoma	24	100	137,400	589	0.7
Oregon	18	94	297,300	834	1.0
Pennsylvania	98	99	677,200	3,551	4.1
Rhode Island	3	100	11,000	58	0.1
South Carolina	99	100	372,500	2,256	2.6
South Dakota	9	100	24,900	102	0.1
Tennessee	131	93	606,700	2,686	3.1
Texas	212	97	2,241,100	7,996	9.2
Utah	4	100	25,200	94	0.1
Vermont	4	100	12,700	126	0.1
Virginia	104	96	636,500	3,359	3.8
Washington	34	94	274,900	982	1.1
West Virginia	2	100	23,000	121	0.1
Wisconsin	21	90	252,700	819	0.9
Wyoming	1	0	5,400	4	*
Totals/Average	2,342	96%	19,503,600	$87,219	100.0%

* Less than 0.1%

(1)	Includes rental revenue for all properties owned by Realty Income at September 30, 2010, including revenue from properties reclassified as discontinued operations of $130.

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

Of the 2,342 properties in our portfolio, approximately 96.0% or 2,248 are leased to tenants under net leases where the tenant is responsible for property expenses. Net leases tend to reduce our exposure to rising property expenses due to inflation. Inflation and increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

As of September 30, 2010, the impact of recent accounting pronouncements on our business is not considered to be material.

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

We are exposed to interest rate changes primarily as a result of our credit facility and long-term notes and bonds used to maintain liquidity and expand our real estate investment portfolio and operations. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. To achieve these objectives we issue long-term notes and bonds, primarily at fixed rates. We were not a party to any derivative financial instruments at September 30, 2010. We do not enter into any derivative transactions for speculative or trading purposes.

The following table presents, by year of expected maturity, the principal amounts, average interest rates, and estimated fair values of our fixed and variable rate debt as of September 30, 2010.  This information is presented to evaluate the expected cash flows and sensitivity to interest rate changes (dollars in millions):

Expected Maturity Data

Year of maturity	Fixed rate debt	Average interest rate on fixed rate debt	Variable rate debt	Average interest rate on variable rate debt
2010	$--	--%	$--	--%
2011(1)	--	--	--	--
2012	--	--	--	--
2013(2)	100.0	5.38	--	--
2014	--	--	--	--
Thereafter(3)	1,500.0	6.09	--	--
Totals	$1,600.0	6.05%	$--	--%

Fair Value(4)	$1,737.8		$--

(1)	The credit facility expires in May 2011. There was no outstanding credit facility balance as of September 30, 2010.
(2)	$100 million matures in March 2013.
(3)
$150 million matures in November 2015, $275 million matures in September 2016, $175 million matures in September 2017, $550 million matures in August 2019, $250 million matures in January 2021 and $100 million matures in March 2035.

(4)
We base the estimated fair value of the fixed rate debt at September 30, 2010 on the indicative market prices and recent trading activity of our notes payable. The estimated fair value of the variable rate debt approximates its carrying value because its terms are similar to those available in the marketplace at September 30, 2010.

The table incorporates only those exposures that exist as of September 30, 2010. It does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

All of our outstanding notes and bonds have fixed interest rates. Interest on our credit facility balance is variable.  At September 30, 2010, our credit facility balance was zero; however, we intend to borrow funds on our credit facility in the future. Based on a hypothetical credit facility borrowing of $50 million, a 1% change in interest rates would change our interest costs by $500,000 per year.

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

As of and for the quarter ended September 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Controls
There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation in the first nine months of 2010. As of September 30, 2010, there were no material weaknesses in our internal controls, and therefore, no corrective actions were taken.

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

During July 2010, 270 shares of stock, at a price of $31.91, were withheld for state and federal payroll taxes on the vesting of stock awards, as permitted under the 2003 Incentive Award Plan of Realty Income Corporation.

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

REALTY INCOME CORPORATION
Date: October 27, 2010	/s/ GREGORY J. FAHEY
Gregory J. Fahey
Vice President, Controller
(Principal Accounting Officer)